Form 10-K
period 2009-12-31
KBS Strategic Opportunity REIT, Inc.
filed 2010-03-11
CIK 1452936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 333-156633

KBS STRATEGIC OPPORTUNITY REIT, INC.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	26-3842535
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

620 Newport Center Drive, Suite 1300
Newport Beach, California	92660
(Address of Principal Executive Offices)	(Zip Code)

(949) 417-6500

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment of this Form 10-K.    ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☑

There is no established market for the Registrant’s shares of common stock. The Registrant is currently conducting its ongoing initial public offering of its shares of common stock pursuant to a Registration Statement on Form S-11, which shares are being sold at $10.00 per share, with discounts available for certain categories of purchasers. There were no shares of common stock held by non-affiliates at June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 11, 2010, there were 20,000 outstanding shares of common stock of the Registrant, all of which are held by an affiliate of the Registrant.

FORWARD-LOOKING STATEMENTS

Certain statements included in this Annual Report on Form 10-K are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of KBS Strategic Opportunity REIT, Inc. and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.

The following are some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	We have no operating history and as of December 31, 2009, our assets consist of $192,656 of cash. We have not identified any investments to acquire.

•

We are dependent on our advisor to identify suitable investments and to manage our investments. Our advisor has a limited operating history. This inexperience makes our future performance difficult to predict.

•

All of our executive officers, some of our directors and other key real estate and debt finance professionals are also officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor, our dealer manager and other KBS-affiliated entities. As a result, they face conflicts of interest, including significant conflicts created by our advisor’s compensation arrangements with us and other KBS-advised programs and investors and conflicts in allocating time among us and these other programs and investors. These conflicts could result in unanticipated actions.

•

If we raise substantially less than the maximum offering, we may not be able to invest in a diverse portfolio of real estate-related assets and the value of an investment in us may vary more widely with the performance of specific assets.

•

We will pay substantial fees to and expenses of our advisor, its affiliates and participating broker-dealers, which payments increase the risk that our stockholders will not earn a profit on their investment in us.

•	If we are unable to find suitable investments, we may not be able to achieve our investment objectives or pay distributions.

•	Continued disruptions in the financial markets and deteriorating economic conditions could adversely affect our ability to implement our business strategy.

•

We may invest in residential and commercial mortgage-backed securities, collateralized debt obligations and other structured debt securities. Many of these types of investments have become illiquid and considerably less valuable over the past two years. This reduced liquidity and decrease in value caused financial hardship for many investors in these securities. Many investors did not fully appreciate the risks of such investments. Our investments in these securities may not be successful.

All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of this Annual Report on
Form 10-K.

PART I

ITEM 1.	BUSINESS

Overview

KBS Strategic Opportunity REIT, Inc. (the “Company”) was formed on October 8, 2008 as a Maryland corporation and intends to qualify as a real estate investment trust (“REIT”) beginning with the taxable year ending December 31, 2010. As used herein, the terms “we,” “our” and “us” refer to the Company and as required by context, KBS Strategic Opportunity Limited Partnership, a Delaware limited partnership formed on December 10, 2008 (the “Operating Partnership”), and its subsidiaries. We conduct our business primarily through our Operating Partnership, of which we are the sole general partner.

We intend to invest in and manage a diverse portfolio of real estate-related investments. Such investments will include the origination and acquisition of mortgage, mezzanine, bridge and other real estate-related loans, investments in real estate-related debt securities such as residential and commercial mortgage-backed securities and collateralized debt obligations and investments in opportunistic real estate. We may also invest in entities that make similar investments.

On January 8, 2009, we filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a minimum of 250,000 shares and a maximum of 140,000,000 shares of common stock for sale to the public, of which 100,000,000 shares were registered in our primary offering and 40,000,000 shares were registered under our dividend reinvestment plan. The SEC declared our registration statement effective on November 20, 2009 and we retained KBS Capital Markets Group LLC (“KBS Capital Markets Group”), an affiliate of our advisor, to serve as the dealer manager of the offering pursuant to a dealer manager agreement. The dealer manager is responsible for marketing our shares in our ongoing initial public offering. We intend to use substantially all of the net proceeds from our ongoing initial public offering to invest in a diverse portfolio of real estate-related loans, real estate-related debt securities and other real estate-related investments as described above.

As of March 11, 2010, we had not broken escrow in our initial public offering or originated, acquired or contracted to make any investments. We also had not identified any assets in which there is a reasonable probability that we will invest.

Subject to certain restrictions and limitations, our business will be managed by KBS Capital Advisors LLC (“KBS Capital Advisors”), our external advisor, pursuant to an advisory agreement. Our advisor will conduct our operations and manage our portfolio of real estate-related loans, real estate-related debt securities and other real estate-related investments. Our advisor owns 20,000 shares of our common stock. We have no paid employees.

Objectives and Strategies

Our primary investment objectives are:

•	to provide our stockholders with attractive and stable returns; and

•	to preserve and return our stockholders’ capital contributions.

We will also seek to realize growth in the value of our investments by timing asset sales to maximize their value. We intend to actively pursue lending and investment opportunities that we believe will provide an attractive risk-adjusted return to our stockholders.

We intend to achieve these objectives by using substantially all of the net proceeds from our initial public offering to invest in and manage a diverse portfolio of real estate-related loans, real estate-related debt securities and other real estate-related investments. We may make our investments through loan origination and the acquisition of individual assets or by acquiring portfolios of assets, other mortgage REITs or companies with investment objectives similar to ours. We plan to diversify our portfolio by investment type, investment size and investment risk with the goal of attaining a portfolio of income-producing assets that provide attractive and stable returns to our investors. We generally expect our investments to be related to real estate located in the United States and that our loans will be made to U.S.-based borrowers and denominated in U.S. currency.

Investment Strategies

Primary Investment Focus

We will focus our investment activities on real estate-related loans and real estate-related debt securities. We will also make other real estate-related investments, such as direct investments in opportunistic real estate. We may also acquire equity securities of companies that make investments similar to ours. Although the foregoing represents our present investment focus and targets, we may adjust any of the foregoing based on real estate market conditions and investment opportunities.

We believe that we are most likely to meet our investment objectives through the careful selection and underwriting of assets. When making an investment, we will emphasize the performance and risk characteristics of that investment, how that investment will fit with our portfolio-level performance objectives, the other assets in our portfolio and how the returns and risks of that investment compare to the returns and risks of available investment alternatives.

Investment Portfolio

Investments in Real Estate-Related Loans

We intend to invest in real estate-related loans, including first and second mortgage loans, mezzanine loans, B-Notes, bridge loans, convertible mortgages, wraparound mortgage loans, construction mortgage loans and participations in such loans. We intend to structure, underwrite and originate many of the debt products in which we invest. Our underwriting process will involve comprehensive financial, structural, operational and legal due diligence to assess the risks of investments so that we can optimize pricing and structuring. By originating loans directly, we will be able to efficiently structure a diverse range of products. For instance, we may sell some components of the debt we originate while retaining attractive, risk-adjusted strips of the debt for ourselves. Our advisor or a wholly owned subsidiary of our advisor will source our debt investments. We will pay our advisor or its subsidiary acquisition and origination fees for loans that we make or acquire and asset management fees for the loans that we hold for investment. We may sell some of the loans (or portions of the loans after separating them into tranches) that we originate to third parties for a profit. We expect to hold other loans (or portions of loans) for investment and in some instances, if such financing is available, securitize these loans through a collateralized debt obligations (“CDO”) structure.

Investments in Real Estate-Related Debt Securities

In addition to our investments in real estate-related loans, we may also invest in real estate-related debt securities such as commercial and residential mortgage-backed securities and collateralized debt obligations. We may invest in any residential and commercial mortgage-backed securities, collateralized debt obligations or other real estate-related debt security that we believe will provide an attractive risk-adjusted return. While we may invest in any real estate-related debt securities, we expect that the majority of these investments would be commercial mortgage-backed securities.

Investments in Real Property

We expect that our real estate-related debt investments, in particular investments in distressed debt, will, in certain circumstances, result in us owning real property as a result of a loan workout, foreclosure or similar circumstances. In addition, we intend to invest a portion of the proceeds from our initial public offering in real property, which may include, but is not limited to, office, industrial and retail properties, hospitality properties and undeveloped residential lots. After we have invested substantially all of the proceeds from our initial public offering, we expect approximately 20% of our portfolio will consist of various types of opportunistic real estate, excluding real property that we take title to (i) as part of a portfolio of debt investments, (ii) through a loan workout, foreclosure or similar circumstances or (iii) through convertible debt investments. We consider opportunistic or enhanced-return properties to be properties with significant possibilities for short-term capital appreciation, such as properties with moderate vacancies or near-term lease rollovers, poorly managed and positioned properties, properties owned by distressed sellers and built-to-suit properties.

Investments in Equity Securities

We may make equity investments in mortgage REITs and other companies with investment objectives similar to ours. We may purchase the common or preferred stock of these entities or options to acquire their stock. We will target a public company that owns real estate-related loans, real estate-related debt securities and other real estate-related investments when we believe its stock is trading at a discount to that company’s net asset value. We may eventually seek to acquire or gain a controlling interest in the companies that we target. Generally, we will make investments in other entities when we consider it more efficient to acquire an entity that already owns assets meeting our investment objectives than to acquire such assets directly. We may also participate with other entities in investments through joint ventures, limited liability companies, partnerships and other types of common ownership or participations.

Investments in Public-Private Investment Funds

We may also invest up to 5% of our offering proceeds in Public-Private Investment Funds, or PPIFs, established under the Public-Private Investment Program, or PPIP. The PPIP is composed of two programs, the Legacy Loans Program and the Legacy Securities Program. As proposed, PPIFs under the Legacy Loans Program will be established to purchase troubled loans from insured depository institutions and PPIFs under the Legacy Securities Program have been established to purchase legacy non-agency residential mortgage-backed securities (“RMBS”) and commercial mortgage-backed securities (“CMBS”) that were originally AAA-rated and issued prior to 2009. The U.S. Treasury has chosen nine pre-qualified fund managers to form PPIFs for the Legacy Securities Program based upon over 100 applications for pre-qualification of fund managers submitted in April of 2009. The Legacy Securities Program is expected to have a term of no more than 10 years, unless extended. To date, the Federal Deposit Insurance Corporation (“FDIC”) has announced only one pilot transaction under the Legacy Loans Program. If available, Legacy Loan PPIFs will have access to equity capital from the U.S. Treasury or the FDIC as well as debt financing provided or guaranteed by the U.S. Treasury or the FDIC. If our advisor deems appropriate, we may seek to invest in Legacy Loans PPIFs and Legacy Securities PPIFs established and managed by unaffiliated third parties. If we do seek to invest in the PPIFs, our participation will be conducted in a manner consistent with our investment strategy and investment guidelines, including maintaining our REIT qualification and our Investment Company Act exception.

Other Possible Investments

Although we expect that most of our investments will be of the types described above, we may invest in whatever types of interests in real estate- or debt-related assets that we believe are in our best interests. Although we can purchase any type of interest in real estate- or debt-related assets, our charter does limit certain types of investments.

Financing Objectives

We will fund our investments with proceeds from our initial public offering and expect to finance a portion of our investments with debt. We will use debt financing in various forms in an effort to increase the size of our portfolio and potential returns to our stockholders. Access to low-cost capital is crucial to our business, since we will earn income based on the spread between the yield on our investments and the cost of our borrowings.

We expect to use short-term financing in the form of revolving credit facilities, repurchase agreements, bridge financings and bank warehousing facilities. For longer-term funding, we may utilize securitization structures, if available, and we may place mortgage financing on any real estate investments we make. We may also use borrowings that may be available to us under the Term Asset-Backed Securities Loan Facility program (“TALF”) and other federal programs. A description of financing arrangements through repurchase agreements, warehouse facilities, securitization structures, and the TALF follows.

Repurchase Agreements. With repurchase agreements, we may borrow against the loans, residential and commercial mortgage-backed securities and other investments we own. Under these agreements, we may sell loans and other investments to a counterparty and agree to repurchase the same assets from the counterparty at a price equal to the original sales price plus an interest factor. Repurchase agreements economically resemble short-term, variable-rate financings and usually require the maintenance of specific loan-to-collateral value ratios. If the market value of the assets subject to a repurchase agreement decline, we may be required to provide additional collateral or make cash payments to maintain the loan-to-collateral value ratio. If we are unable to provide such collateral or cash repayments, we may lose our economic interest in the underlying assets.

Warehouse Facilities. We may rely on warehouse credit facilities for capital needed to fund our investments. These facilities are typically lines of credit from commercial and investment banks that we can draw from to fund our investments. Warehouse facilities are typically collateralized loans made to investors who invest in securities and loans and, in return for financing, pledge their securities and loans to the warehouse lender. Third-party custodians, usually banks, typically hold the securities and loans funded with the warehouse facility borrowings, including the securities, loans, notes, mortgages and other important loan documentation, for the benefit of the investor who is deemed to own the securities and loans and, if there is a default under the warehouse credit facility, for the benefit of the warehouse lender.

Securitizations. We may seek to enhance the returns on our investments through CMBS, CDO, and other securitizations, if available. For example, we may securitize the senior portion of our investments in whole mortgage loans by selling A-Notes, while retaining the subordinated loans in our investment portfolio. In order to facilitate the securitization market, the TALF (described below) provides financings to buyers of AAA-rated CMBS. Therefore, we may sell AAA-rated CMBS to buyers who utilize TALF financing while retaining the subordinate securities. We expect to see interest in the credit markets for such financings at reasonable cost of fund levels that would generate a positive net spread and enhance returns for our stockholders.

TALF. The U.S. Department of the Treasury and the Federal Reserve created the TALF. Under the TALF, the Federal Reserve Bank of New York (“FRBNY”) makes non-recourse loans to borrowers to fund their purchase of asset-backed securities, or ABS, collateralized by certain eligible assets, which initially excluded CMBS and RMBS. Beginning in June 2009, the TALF was expanded to include certain high-quality newly-issued CMBS as eligible assets and beginning in July 2009, the TALF was further expanded to include certain highly-rated legacy CMBS issued before January 1, 2009. However, the FRBNY may limit the volume of TALF loans secured by legacy CMBS. We believe that the expansion of the TALF to include highly-rated newly-issued and legacy CMBS may provide us with attractively priced limited-recourse term borrowings that we could use to purchase CMBS that are eligible for funding under this program. However, there can be no assurance we will be able to utilize the TALF to finance the acquisition of newly-issued or legacy CMBS or that the financing terms will be attractive.

Warehouse facilities, bank credit facilities and repurchase agreements generally include a recourse component, meaning that lenders retain a general claim against us as an entity. Further, such borrowings may also provide the lender with the ability to make margin calls and may limit the length of time that any given asset may be used as eligible collateral.

We may incur indebtedness in other forms that may be appropriate. For example, for investments in real estate, we may incur indebtedness in the form of bank borrowings, purchase money obligations to the sellers of properties we purchase, or mortgage financing. The form of our indebtedness may be long-term or short-term, fixed or floating rate, and secured or unsecured. KBS Capital Advisors will seek to obtain financing on our behalf on the most favorable terms available. We may use borrowing proceeds to finance loan originations or new investments; to pay for capital improvements, repairs or tenant build-outs on foreclosure or other properties; to refinance existing indebtedness; to pay distributions; or to provide working capital.

We intend to focus our investment activities on obtaining a diverse portfolio of real estate-related loans, real estate-related debt securities and other real estate-related investments. Careful use of debt will help us to achieve our diversification goals because we will have more funds available for investment. We expect that once we have fully invested the proceeds from our ongoing initial public offering, our debt financing will be 30% or less of the cost of our investments, although it may exceed this level during our offering stage. There is no limitation on the amount we may borrow for any single investment. Our charter limits our borrowings to 75% of the cost of our tangible assets; however, we may exceed that limit if a majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our common stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing.

To the extent that we do not finance our investments, our ability to make additional investments will be restricted. When interest rates are high or financing is otherwise unavailable on a timely basis, we may make certain investments with cash with the intention of obtaining a loan for a portion of the cost of the investment at a later time.

Except with respect to the borrowing limits contained in our charter, we may reevaluate and change our debt policy in the future without a stockholder vote. Factors that we would consider when reevaluating or changing our debt policy include: then-current economic conditions, the relative cost and availability of debt and equity capital, any investment opportunities, the ability of our investments to generate sufficient cash flow to cover debt service requirements and other similar factors. Further, we may increase or decrease our ratio of debt to book value in connection with any change of our borrowing policies.

Disposition Policies

The period that we will hold our investments in real estate-related loans, real estate-related debt securities and other real estate-related investments will vary depending on the type of asset, interest rates and other factors. Our advisor will develop a well-defined exit strategy for each investment we make. KBS Capital Advisors will continually perform a hold-sell analysis on each asset in order to determine the optimal time to hold the asset and generate a strong return for our stockholders. Economic and market conditions may influence us to hold our investments for different periods of time. We may sell an asset before the end of the expected holding period if we believe that market conditions have maximized its value to us or the sale of the asset would otherwise be in the best interests of our stockholders.

Economic Dependency

We are dependent on our advisor and the dealer manager for certain services that are essential to us, including the sale of our shares in our ongoing initial public offering; the identification, evaluation, negotiation, purchase and disposition of properties and other investments; management of the daily operations of our portfolio; and other general and administrative responsibilities. In the event that these companies are unable to provide the respective services, we will be required to obtain such services from other sources.

Market Outlook — Real Estate and Real Estate Finance Markets

During 2008 and 2009, significant and widespread concerns about credit risk and access to capital have been present in the global financial markets. Economies throughout the world have experienced substantially increased unemployment, sagging consumer confidence and a downturn in economic activity. In addition, the failure (and near failure) of several large financial institutions and the failures and expectations of additional failures of smaller financial institutions has led to increased levels of uncertainty and volatility in the financial markets and a continued skepticism in the general business climate.

As a result of the decline in general economic conditions, the U.S. commercial real estate industry has been experiencing deteriorating fundamentals across all major property types and in most geographic markets. In general, tenant defaults are on the rise, rental rates are falling, and demand for commercial real estate space in most markets is still contracting. These trends have created a highly competitive leasing environment that has resulted in downward pressure on both occupancy and rental rates, resulting in leasing incentives becoming more common. Mortgage delinquencies and defaults have trended upward, with many industry analysts predicting significant credit defaults, foreclosures and capital losses, still to come.

Currently, benchmark interest rates, such as LIBOR, are near historic lows, allowing some borrowers with variable rate real estate loans to continue making debt service payments even as the properties securing these loans experience decreased occupancy and lower rental rates. These low rates have benefitted borrowers with floating rate debt who have experienced lower revenues due to decreased occupancy or lower rental rates. Low short-term rates have allowed them to meet their debt obligations but the borrowers would not meet the current underwriting requirements needed to refinance this debt today. As these loans near maturity, borrowers will find it increasingly difficult to refinance these loans in the current underwriting environment.

Additionally, overall transaction volume for real estate acquisitions has declined dramatically across all property types. Lack of available credit and poor investor confidence have translated into generally declining real estate values and a corresponding rise in required investment returns and capitalization rates. Although many owners of real estate prefer not to be sellers in a declining market, the tight credit conditions and increased refinancing risk may force an increasing number of real property owners into distressed sales, or to otherwise consider liquidating their holdings in an effort to enhance liquidity on their own balance sheet. Following a prolonged period of inactivity, transaction activity has slowly increased and some measure of liquidity has began to make its way into the market; however, the volume is well below that seen just 18 months ago.

From a financing perspective, severe dislocations and liquidity disruptions in the credit markets in late 2008 and early 2009 impacted both the cost and availability of commercial real estate debt. The CMBS market, formerly a significant source of liquidity and debt capital, was inactive for over a year and left a void in the market for long-term, affordable, fixed rate debt. This void has been partially filled by portfolio lenders such as insurance companies, but at very different terms than were available in the past five years. These remaining lenders have generally increased credit spreads, lowered the amount of available proceeds, required recourse security and credit enhancements, and otherwise tightened underwriting standards, while simultaneously limiting lending to existing relationships with borrowers that invest in high quality assets in top tier markets. In addition, lenders have limited the amount of financing available to existing relationships in an effort to manage capital allocations and credit risk.

Recently, new CMBS issuances and increased trading of legacy CMBS, both of which were spurred to varying degrees by the government’s TALF program, coupled with the increased volume and relatively low cost of debt issuances over the past 12 months by public REITs has led many to believe that commercial real estate lending will be revived as the market’s appetite for risk slowly returns. Leasing activity in some markets has shown gradual improvement and the CMBS market has had success in issuing new transactions with attractive financing terms, creating a tempered optimism in the commercial real estate market. It is important to remember that these trends have only recently begun and an improvement in one aspect of the market does not provide an indication of a general market recovery or provide any indication of the duration of the existing downturn, or the speed of any expected recovery.

Despite certain recent positive economic indicators such as an improved stock market performance, and improved access to capital for some companies, the aforementioned economic conditions have sustained the ongoing global recession. Global government interventions in the banking system and the persistence of a highly expansionary monetary policy by the U.S. Treasury have introduced additional complexity and uncertainty to the markets. The U.S. government is currently assessing a regulatory overhaul of the financial markets, including the banking, insurance and brokerage sectors. Increased disclosure requirements and changes to accounting principles involving the valuation of investments have also been a source of uncertainty. These conditions are expected to continue, and combined with a challenging macro-economic environment, may interfere with the implementation of our business strategy and/or force us to modify it.

Competitive Market Factors

The success of our investment portfolio depends, in part, on our ability to acquire and originate investments with spreads over our capital cost. In acquiring and originating these investments, we compete with other mortgage REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, other lenders, governmental bodies and other entities, many of which have greater financial resources and lower costs of capital available to them than we have. In addition, there are numerous REITs with asset acquisition objectives similar to ours, and others may be organized in the future, which may increase competition for the investments suitable for us. Competitive variables include market presence and visibility, size of loans offered and underwriting standards. To the extent that a competitor is willing to risk larger amounts of capital in a particular transaction or to employ more liberal underwriting standards when evaluating potential loans than we are, our acquisition and origination volume and profit margins for our investment portfolio could be impacted. Our competitors may also be willing to accept lower returns on their investments and may succeed in buying the assets that we have targeted for acquisition. Although we believe that we are well-positioned to compete effectively in each facet of our business, there is enormous competition in our market sector and there can be no assurance that we will compete effectively or that we will not encounter increased competition in the future that could limit our ability to conduct our business effectively.

Employees

We have no paid employees. The employees of our advisor or its affiliates provide management, acquisition, advisory and certain administrative services for us.

Industry Segments

We will invest in real estate-related loans, real estate-related debt securities and other real estate-related assets, including direct investments in opportunistic real properties. As a result, we will operate in one business segment. However, should the composition of our portfolio change in the future, we may operate in additional business segments.

Available Information

Access to copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other filings with the SEC, including amendments to such filings, may be obtained free of charge from the following website, http://www.kbsstrategicopportunityreit.com, through a link to the SEC’s website, http://www.sec.gov. These filings are available promptly after we file them with, or furnish them to, the SEC.

ITEM 1A.	RISK FACTORS

The following are some of the risks and uncertainties that could cause our actual results to differ materially from those presented in our forward-looking statements. The risks and uncertainties described below are not the only ones we face but do represent those risks and uncertainties that we believe are material to us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business.

Risks Related to an Investment in Us

Because no public trading market for our shares currently exists, it will be difficult for our stockholders to sell their shares and, if they are able to sell their shares, it will likely be at a substantial discount to the public offering price.

Our charter does not require our directors to seek stockholder approval to liquidate our assets by a specified date, nor does our charter require our directors to list our shares for trading on a national securities exchange by a specified date. There is no public market for our shares and we currently have no plans to list our shares on a national securities exchange. Until our shares are listed, if ever, stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase standards. In addition, our charter prohibits the ownership of more than 9.8% of our stock, unless exempted by our board of directors, which may inhibit large investors from purchasing our shares. In its sole discretion, our board of directors could amend, suspend or terminate our share redemption program upon 30 days’ notice. Further, the share redemption program includes numerous restrictions that would limit a stockholder’s ability to sell his or her shares. Therefore, it will be difficult for our stockholders to sell their shares promptly or at all. If a stockholder is able to sell his or her shares, it would likely be at a substantial discount to the public offering price. It is also likely that our shares would not be accepted as the primary collateral for a loan. Because of the illiquid nature of our shares, investors should purchase them only as a long-term investment and be prepared to hold them for an indefinite period of time.

If we are unable to find suitable investments, we may not be able to achieve our investment objectives or pay distributions.

Our ability to achieve our investment objectives and to pay distributions depends upon the performance of KBS Capital Advisors, our advisor, in the acquisition of our investments, including the determination of any financing arrangements, and the ability of our advisor to source loan origination opportunities for us. Competition from competing entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of counterparties in transactions. We will also depend upon the performance of third-party loan servicers and property managers in connection with managing our investments. The more shares we sell in our ongoing initial public offering, the greater our challenge will be to invest all of the net offering proceeds on attractive terms. Our investors must rely entirely on the management abilities of KBS Capital Advisors, the loan servicers and property managers KBS Capital Advisors selects and the oversight of our board of directors. We can give no assurance that KBS Capital Advisors will be successful in obtaining suitable investments on financially attractive terms or that, if KBS Capital Advisors makes investments on our behalf, our objectives will be achieved. If we, through KBS Capital Advisors, are unable to find suitable investments promptly, we will hold the proceeds from our public offering in an interest-bearing account or invest the proceeds in short-term assets. If we would continue to be unsuccessful in locating suitable investments, we may ultimately decide to liquidate. In the event we are unable to timely locate suitable investments, we may be unable or limited in our ability to pay distributions and we may not be able to meet our investment objectives.

Continued disruptions in the financial markets and deteriorating economic conditions could adversely impact our ability to implement our business strategy and generate returns to our stockholders.

During 2008 and 2009, significant and widespread concerns about credit risk and access to capital have been present in the global financial markets. Economies throughout the world have experienced substantially increased unemployment, sagging consumer confidence and a downturn in economic activity. In addition, the failure (and near failure) of several large financial institutions and the failures and expectations of additional failures of smaller financial institutions has led to increased levels of uncertainty and volatility in the financial markets and a continued skepticism in the general business climate.

As a result of the decline in general economic conditions, the U.S. commercial real estate industry has been experiencing deteriorating fundamentals across all major property types and in most geographic markets. In general, tenant defaults are on the rise, rental rates are falling, and demand for commercial real estate space in most markets is still contracting. These trends have created a highly competitive leasing environment that has resulted in downward pressure on both occupancy and rental rates, resulting in leasing incentives becoming more common. Mortgage delinquencies and defaults have trended upward, with many industry analysts predicting significant credit defaults, foreclosures and capital losses, still to come.

Currently, benchmark interest rates, such as LIBOR, are near historic lows, allowing some borrowers with variable rate real estate loans to continue making debt service payments even as the properties securing these loans experience decreased occupancy and lower rental rates. These low rates have benefitted borrowers with floating rate debt who have experienced lower revenues due to decreased occupancy or lower rental rates. Low short-term rates have allowed them to meet their debt obligations but the borrowers would not meet the current underwriting requirements needed to refinance this debt today. As these loans near maturity, borrowers will find it increasingly difficult to refinance these loans in the current underwriting environment. More generally, the risks arising from the current financial market and economic conditions are applicable to all of the investments we may make. They apply to both commercial and residential real estate loans, whether mortgage, mezzanine or bridge loans. They apply to residential and commercial mortgage-backed securities and collateralized debt obligations, the performance of which depends on the performance of the underlying loans. They also apply to investments in real property and to the debt and equity securities of companies that have investment objectives similar to ours.

Additionally, overall transaction volume for real estate acquisitions has declined dramatically across all property types. Lack of available credit and poor investor confidence have translated into generally declining real estate values and a corresponding rise in required investment returns and capitalization rates. Although many owners of real estate prefer not to be sellers in a declining market, the tight credit conditions and increased refinancing risk may force an increasing number of real property owners into distressed sales, or to otherwise consider liquidating their holdings in an effort to enhance liquidity on their own balance sheet. Following a prolonged period of inactivity, transaction activity has slowly increased and some measure of liquidity has began to make its way into the market; however, the volume is well below that seen just 18 months ago.

From a financing perspective, severe dislocations and liquidity disruptions in the credit markets in late 2008 and early 2009 impacted both the cost and availability of commercial real estate debt. The CMBS market, formerly a significant source of liquidity and debt capital, was inactive for over a year and left a void in the market for long-term, affordable, fixed rate debt. This void has been partially filled by portfolio lenders such as insurance companies, but at very different terms than were available in the past five years. These remaining lenders have generally increased credit spreads, lowered the amount of available proceeds, required recourse security and credit enhancements, and otherwise tightened underwriting standards, while simultaneously limiting lending to existing relationships with borrowers that invest in high quality assets in top tier markets. In addition, lenders have limited the amount of financing available to existing relationships in an effort to manage capital allocations and credit risk.

We intend to acquire a portfolio of real estate-related loans, real estate-related debt securities and other real estate-related investments. As a result of the aforementioned conditions, the value of collateral securing any loan investment we may make could decrease below the outstanding principal amount of such loan. In addition, revenues on the properties and other assets underlying any loan investments we may make could decrease, making it more difficult for borrowers to meet their payment obligations to us. Each of these factors would increase the likelihood of default and foreclosure, which would likely have a negative impact on the value of our loan investment.

Furthermore, we expect to finance a portion of our investments with debt. As a result of the ongoing credit market turmoil, we may not be able to obtain debt financing on attractive terms. As such, we may be forced to use a greater proportion of our offering proceeds to finance our acquisitions and originations, reducing the number of investments we would otherwise make. If the current debt market environment persists we may modify our investment strategy in order to optimize our portfolio performance. Our options would include limiting or eliminating the use of debt and focusing on those investments that do not require the use of leverage to meet our portfolio goals.

Recently, new CMBS issuances and increased trading of legacy CMBS, both of which were spurred to varying degrees by the government’s TALF program, coupled with the increased volume and relatively low cost of debt issuances over the past 12 months by public REITs has led many to believe that commercial real estate lending will be revived as the market’s appetite for risk slowly returns. Leasing activity in some markets has shown gradual improvement and the CMBS market has had success in issuing new transactions with attractive financing terms, creating a tempered optimism in the commercial real estate market. It is important to remember that these trends have only recently begun and an improvement in one aspect of the market does not provide an indication of a general market recovery or provide any indication of the duration of the existing downturn, or the speed of any expected recovery.

Despite certain recent positive economic indicators such as an improved stock market performance, and improved access to capital for some companies, the aforementioned economic conditions have sustained the ongoing global recession. Global government interventions in the banking system and the persistence of a highly expansionary monetary policy by the U.S. Treasury have introduced additional complexity and uncertainty to the markets. The U.S. government is currently assessing a regulatory overhaul of the financial markets, including the banking, insurance and brokerage sectors. Increased disclosure requirements and changes to accounting principles involving the valuation of investments have also been a source of uncertainty. These conditions are expected to continue, and combined with a challenging macro-economic environment, may interfere with the implementation of our business strategy and/or force us to modify it.

We may suffer from delays in locating suitable investments, which could limit our ability to make distributions and lower the overall return on our stockholders’ investment.

We rely upon our sponsors and the other real estate and debt finance professionals at our advisor, including Peter M. Bren, Keith D. Hall, Peter McMillan III and Charles J. Schreiber, Jr., to identify suitable investments. The private KBS-sponsored programs, especially those that are currently raising offering proceeds, as well as the institutional investors for whom KBS affiliates serve as investment advisors, also rely upon Messrs. Bren and Schreiber for investment opportunities. In addition, KBS Real Estate Investment Trust, Inc. (“KBS REIT I”), KBS Real Estate Investment Trust II, Inc. (“KBS REIT II”), KBS Real Estate Investment Trust III, Inc. (“KBS REIT III”) and KBS Legacy Partners Apartment REIT, Inc. (“KBS Legacy Partners Apartment REIT”), which are also externally advised by our advisor, rely or will rely upon Messrs. Bren, Hall, McMillan and Schreiber to identify potential investments and actively manage their assets. To the extent that our sponsors and the other real estate and debt finance professionals at our advisor face competing demands upon their time at times when we have capital ready for investment, we may face delays in locating suitable investments. Further, the more money we raise in our ongoing initial public offering, the more difficult it will be to invest the net offering proceeds promptly and on attractive terms. Therefore, the large size of our public offering and the competition from other entities that may be better positioned to acquire the types of investments we desire to make increase the risk of delays in investing our net offering proceeds. Delays we encounter in the selection and acquisition or origination of income-producing assets would likely limit our ability to pay distributions to our stockholders and lower their overall returns.

Because this is a blind-pool offering, our stockholders will not have the opportunity to evaluate our investments before we make them, which makes our stockholders’ investment more speculative.

We will seek to invest substantially all of the net proceeds from the primary offering after the payment of fees and expenses, in real estate-related loans, real estate-related debt securities and other real estate-related investments. However, because our stockholders will be unable to evaluate the economic merit of assets before we invest in them, they will have to rely entirely on the ability of our advisor to select suitable and successful investment opportunities. Furthermore, our board of directors will have broad discretion in implementing policies regarding mortgagor or tenant creditworthiness and our stockholders will not have the opportunity to evaluate potential borrowers, tenants or managers. These factors increase the risk that our stockholders’ investment may not generate returns comparable to our competitors.

If we are unable to raise substantial funds, we will be limited in the number and type of investments we make and the value of our stockholders’ investment in us will fluctuate with the performance of the specific assets we acquire.

Our initial public offering is being made on a “best efforts” basis, meaning that our dealer manager is only required to use its best efforts to sell our shares and has no firm commitment or obligation to purchase any of the shares. As a result, the amount of proceeds we raise in the offering may be substantially less than the amount we would need to achieve a diversified portfolio of investments. We may be unable to raise even the minimum offering amount. If we are unable to raise substantial funds, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments that we make. In that case, the likelihood that any single asset’s performance would adversely affect our profitability will increase. Additionally, we are not limited in the number or size of our investments or the percentage of net proceeds we may dedicate to a single investment. Our stockholders’ investment in our shares will be subject to greater risk to the extent that we lack a diversified portfolio of investments. Further, we will have certain fixed operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds in our ongoing initial public offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and cash flow and limiting our ability to make distributions.

We are a recently formed company with no operating history and our advisor has a limited operating history, which makes our future performance difficult to predict.

We are a recently formed company and have no operating history. We were incorporated in the State of Maryland on October 8, 2008. As of December 31, 2009, we have not made any investments, and our total assets consist of $192,656 of cash. Our stockholders should not assume that our performance will be similar to the past performance of other real estate investment programs sponsored by affiliates of our advisor, including KBS REIT I and KBS REIT II.

Our advisor was formed on October 18, 2004 and as of December 31, 2009, its operations have consisted solely of serving as the external advisor to KBS REIT I, which launched its initial public offering and commenced real estate operations in 2006, and KBS REIT II, which launched its initial public offering and commenced real estate operations in 2008. KBS REIT I was the first publicly offered investment program sponsored by Messrs. Bren, Hall, McMillan and Schreiber. The private KBS-sponsored programs were not subject to the up-front commissions, fees and expenses associated with a public offering nor all of the laws and regulations that will apply to us. For all of these reasons, our stockholders should be especially cautious when drawing conclusions about our future performance and they should not assume that it will be similar to the prior performance of other KBS-sponsored programs. Our lack of operating history and our advisor’s limited operating history and the differences between us and the private KBS-sponsored programs significantly increase the risk and uncertainty our stockholders face in making an investment in our shares.

Because we are dependent upon our advisor and its affiliates to conduct our operations, any adverse changes in the financial health of our advisor or its affiliates or our relationship with them could hinder our operating performance and the return on our stockholders’ investment.

We are dependent on KBS Capital Advisors, its affiliates and the key real estate and debt finance professionals at KBS Capital Advisors to manage our operations and our portfolio of real estate-related loans, real estate-related debt securities and other real estate-related investments. Our advisor has a limited operating history and it will depend upon the fees and other compensation that it will receive from us and other public KBS-sponsored programs in connection with the origination, purchase, management and sale of assets to conduct its operations. Any adverse changes in the financial condition of KBS Capital Advisors or its affiliates or our relationship with KBS Capital Advisors or its affiliates could hinder their ability to successfully manage our operations and our portfolio of investments. Furthermore, if some or all of the key real estate and debt finance professionals at KBS Capital Advisors are internalized by KBS REIT I, KBS REIT II, KBS REIT III or KBS Legacy Partners Apartment REIT, KBS Capital Advisors may need to replace such professionals, or we may need to find employees or an advisor to replace the management services KBS Capital Advisors provides to us. In such event our operating performance and the return on our stockholders’ investment could suffer.

Our dealer manager, KBS Capital Markets Group, has a limited operating history and our ability to implement our investment strategy is dependent, in part, upon the ability of KBS Capital Markets Group to successfully conduct our initial public offering, which makes an investment in us more speculative.

We have retained KBS Capital Markets Group, an affiliate of our advisor, to conduct our initial public offering. KBS Capital Markets Group has a limited operating history. The initial public offering of KBS REIT I, which commenced its initial public offering in January 2006 and ceased offering shares in its primary initial public offering on May 30, 2008, was the first offering conducted by our dealer manager. The initial public offering of KBS REIT II, which commenced in April 2008, is the second public offering conducted by our dealer manager. The success of our offering, and our ability to implement our business strategy, is dependent upon the ability of KBS Capital Markets Group to build and maintain a network of broker-dealers to sell our shares to their clients. If KBS Capital Markets Group is not successful in establishing, operating and managing this network of broker-dealers, our ability to raise proceeds through our offering will be limited and we may not have adequate capital to implement our investment strategy. If we are unsuccessful in implementing our investment strategy, our stockholders could lose all or a part of their investment.

If we pay distributions from sources other than our cash flow from operations, we will have less funds available for investments and the overall return to our stockholders may be reduced.

We will declare distributions when our board of directors determines we have sufficient cash flow. During our offering stage, we expect that we will fund any distributions from interest income on our debt investments, rental income from our real property investments, and to the extent we acquire investments with short maturities or investments that are close to maturity, we may fund distributions with the proceeds received at the maturity, payoff or settlement of those investments. Upon completion of our offering stage, we expect to fund distributions from interest and rental income on investments, the maturity, payoff or settlement of investments and from strategic sales of loans, debt securities, properties and other assets. Because we intend to fund distributions from cash flow, we do not expect our board of directors to declare distributions on a set monthly or quarterly basis. Rather, our board of directors will declare distributions from time to time based on cash flow from our investments and our investment activities.

Our distribution policy is not to use sources other than cash flow from operations and investment activities to pay distributions. However, our organizational documents do not restrict us from paying distributions from any source nor do our organizational documents restrict the amount of distributions we may pay from any source, including proceeds from our ongoing initial public offering or the proceeds from the issuance of securities in the future, third-party borrowings, advances from our advisor or sponsors or from our advisor’s deferral of its fees under the advisory agreement. From time to time, we may generate taxable income greater than our taxable income for financial reporting purposes, or our taxable income may be greater than our cash flow available for distribution to stockholders. In these situations we may make distributions in excess of our cash flow from operations and investment activities to satisfy the REIT distribution requirement described above. In such event, we would look first to third party borrowings to fund these distributions. If we fund distributions from financings, the net proceeds from our ongoing initial public offering or sources other than our cash flow from operations, we will have less funds available for investment in real estate-related loans, real estate-related debt securities and other real estate-related investments and the overall return to our stockholders may be reduced.

The loss of or the inability to obtain key real estate and debt finance professionals at our advisor and key employees at our dealer manager could delay or hinder implementation of our investment strategies, which could limit our ability to make distributions and decrease the value of an investment in our shares.

Our success depends to a significant degree upon the contributions of Peter M. Bren, Keith D. Hall, Peter McMillan III, Charles J. Schreiber, Jr., each of whom would be difficult to replace. Neither we nor our affiliates have employment agreements with Messrs. Bren, Hall, McMillan or Schreiber. Messrs. Bren, Hall, McMillan, and Schreiber may not remain associated with us. If any of these persons were to cease their association with us, our operating results could suffer. We do not intend to maintain key person life insurance on any person. We believe that our future success depends, in large part, upon our advisor’s and its affiliates’ ability to attract and retain highly skilled managerial, operational and marketing professionals. Competition for such professionals is intense, and our advisor and its affiliates may be unsuccessful in attracting and retaining such skilled individuals. If we lose or are unable to obtain the services of highly skilled professionals our ability to implement our investment strategies could be delayed or hindered, and the value of our stockholders’ investment may decline.

Our rights and the rights of our stockholders to recover claims against our independent directors are limited, which could reduce our stockholders’ and our recovery against them if they negligently cause us to incur losses.

Maryland law provides that a director has no liability in that capacity if he performs his duties in good faith, in a manner he reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter provides that no independent director shall be liable to us or our stockholders for monetary damages and that we will generally indemnify them for losses unless they are grossly negligent or engage in willful misconduct. As a result, our stockholders and we may have more limited rights against our independent directors than might otherwise exist under common law, which could reduce our stockholders’ and our recovery from these persons if they act in a negligent manner. In addition, we may be obligated to fund the defense costs incurred by our independent directors (as well as by our other directors, officers, employees (if we ever have employees) and agents) in some cases, which would decrease the cash otherwise available for distribution to our stockholders.

We may change our targeted investments without stockholder consent.

We may change our targeted investments and investment guidelines at any time without the consent of our stockholders, which could result in us making investments that are different from, and possibly riskier than, our targeted investments as described in Part I, Item 1 of this Annual Report on Form 10-K. A change in our targeted investments or investment guidelines may increase our exposure to interest rate risk, default risk and real estate market fluctuations, all of which could adversely affect the value of our common stock and our ability to make distributions to our stockholders.

Risks Related to Conflicts of Interest

KBS Capital Advisors and its affiliates, including all of our executive officers and some of our directors and other key real estate and debt finance professionals, will face conflicts of interest caused by their compensation arrangements with us, which could result in actions that are not in the long-term best interests of our stockholders.

All of our executive officers and some of our directors and other key real estate and debt finance professionals are also officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor, our dealer manager and other affiliated KBS entities. KBS Capital Advisors and its affiliates will receive substantial fees from us. These fees could influence our advisor’s advice to us as well as the judgment of affiliates of KBS Capital Advisors. Among other matters, these compensation arrangements could affect their judgment with respect to:

•	the continuation, renewal or enforcement of our agreements with KBS Capital Advisors and its affiliates, including the advisory agreement and the dealer-manager agreement;

•

public offerings of equity by us, which entitle KBS Capital Markets Group to dealer-manager fees and will likely entitle KBS Capital Advisors to increased acquisition and origination fees and asset management fees;

•	sales of investments, which entitle KBS Capital Advisors to disposition fees and possible subordinated incentive fees;

•

acquisitions of investments and originations of loans, which entitle KBS Capital Advisors to acquisition and origination fees and asset management fees and, in the case of acquisitions of investments from other KBS-sponsored programs, might entitle affiliates of KBS Capital Advisors to disposition fees and possible subordinated incentive fees in connection with its services for the seller;

•	borrowings to acquire investments and to originate loans, which borrowings will increase the acquisition and origination fees and asset management fees payable to KBS Capital Advisors;

•	whether and when we seek to list our common stock on a national securities exchange, which listing could entitle KBS Capital Advisors to a subordinated incentive listing fee;

•

whether we seek stockholder approval to internalize our management, which may entail acquiring assets (such as office space, furnishings and technology costs) and negotiating compensation for key real estate and debt finance professionals at our advisor and its affiliates that may result in the real estate and debt finance professionals at our advisor receiving more compensation from us than they currently receive from our advisor; and

•	whether and when we seek to sell the company or its assets, which sale could entitle KBS Capital Advisors to a subordinated incentive fee.

The fees our advisor receives in connection with transactions involving the acquisition or origination of an asset are based on the cost of the investment, and not based on the quality of the investment or the quality of the services rendered to us. This may influence our advisor to recommend riskier transactions to us.

KBS Capital Advisors will face conflicts of interest relating to the origination and acquisition of investments and such conflicts may not be resolved in our favor, meaning that we could invest in less attractive assets, which could limit our ability to make distributions and reduce our stockholders’ overall investment return.

We rely on our sponsors and other key real estate and debt finance professionals at our advisor, including Peter M. Bren, Keith D. Hall, Peter McMillan III and Charles J. Schreiber, Jr., to identify suitable investment opportunities for us. KBS REIT I, KBS REIT II, KBS REIT III and KBS Legacy Partners Apartment REIT are also advised by KBS Capital Advisors and rely or will rely on our sponsors and many of the same real estate and debt finance professionals as will future public KBS-sponsored programs. Messrs. Bren and Schreiber and several of the other key real estate and debt finance professionals at KBS Capital Advisors are also the key real estate and debt finance professionals at KBS Realty Advisors and its affiliates, the advisors to the private KBS-sponsored programs and the investment advisors to institutional investors in real estate and real estate-related assets. As such, the other KBS-sponsored programs that are currently raising funds for investment rely on many of the same real estate and debt finance professionals. Many investment opportunities that are suitable for us may also be suitable for other KBS programs and investors. When these real estate and debt finance professionals direct an investment opportunity to any KBS-sponsored program or KBS-advised investor, they, in their sole discretion, will offer the opportunity to the program or investor for which the investment opportunity is most suitable based on the investment objectives, portfolio and criteria of each program or investor. For so long as we are externally advised, our charter provides that it shall not be a proper purpose of the corporation for us to purchase any significant asset unless our advisor has recommended the investment to us. Thus, the real estate and debt finance professionals of KBS Capital Advisors could direct attractive investment opportunities to other entities or investors. Such events could result in us investing in assets that provide less attractive returns, reducing the level of distributions we may be able to pay to our stockholders.

Further, existing and future KBS-sponsored programs and KBS-advised investors and Messrs. Bren, Hall, McMillan and Schreiber are not prohibited from engaging, directly or indirectly, in any business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition, origination or sale of real estate-related investments.

KBS Capital Advisors, the real estate and debt finance professionals assembled by our advisor, their affiliates and our officers will face competing demands on their time and this may cause our operations and our stockholders’ investment to suffer.

We rely on KBS Capital Advisors and the real estate and debt finance professionals our advisor has assembled, including Messrs. Bren, Hall, McMillan, Schreiber and Snyder and Ms. Yamane, for the day-to-day operation of our business. Messrs. Bren, Hall, McMillan, Schreiber and Snyder and Ms. Yamane are also executive officers of KBS REIT I, KBS REIT II and KBS REIT III, and Messrs. Bren, McMillan and Snyder and Ms. Yamane are executive officers of KBS Legacy Partners Apartment REIT. In addition, Messrs. Bren and Schreiber are executive officers of KBS Realty Advisors and its affiliates, the advisors of the private KBS-sponsored programs and the investment advisors to institutional investors in real estate and real estate-related assets. As a result of their interests in other KBS programs, their obligations to other investors and the fact that they engage in and they will continue to engage in other business activities on behalf of themselves and others, Messrs. Bren, Hall, McMillan, Schreiber and Snyder and Ms. Yamane will face conflicts of interest in allocating their time among us, KBS REIT I, KBS REIT II, KBS REIT III, KBS Legacy Partners Apartment REIT, KBS Capital Advisors and other KBS-sponsored programs as well as other business activities in which they are involved. In addition, KBS Capital Advisors and KBS Realty Advisors and its affiliates share many of the same key real estate and debt finance professionals. During times of intense activity in other programs and ventures, these individuals may devote less time and fewer resources to our business than are necessary or appropriate to manage our business. Furthermore, some or all of these individuals may become employees of another KBS-sponsored program in an internalization transaction or, if we internalize our advisor, may not become our employees as a result of their relationship with other KBS-sponsored programs. If these events occur, the returns on our investments, and the value of our stockholders’ investment, may decline.

All of our executive officers and some of our directors and the key real estate and debt finance professionals assembled by our advisor face conflicts of interest related to their positions and/or interests in KBS Capital Advisors and its affiliates, including our dealer manager, which could hinder our ability to implement our business strategy and to generate returns to our stockholders.

All of our executive officers, some of our directors and other key real estate and debt finance professionals assembled by our advisor are also executive officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor, our dealer manager and other affiliated KBS entities. Through KBS-affiliated entities, some of these persons also serve as the investment advisors to institutional investors in real estate and real estate-related assets and through KBS Capital Advisors and its affiliates these persons serve as the advisor to KBS REIT I, KBS REIT II, KBS REIT III, KBS Legacy Partners Apartment REIT and other KBS-sponsored programs. As a result, they owe fiduciary duties to each of these entities, their members and limited partners and these investors, which fiduciary duties may from time to time conflict with the fiduciary duties that they owe to us and our stockholders. Their loyalties to these other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to our stockholders and to maintain or increase the value of our assets.

Risks Related to Our Corporate Structure

Our charter limits the number of shares a person may own, which may discourage a takeover that could otherwise result in a premium price to our stockholders.

Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. To help us comply with the REIT ownership requirements of the Internal Revenue Code, our charter prohibits a person from directly or constructively owning more than 9.8% of our outstanding shares, unless exempted by our board of directors. This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our common stock.

Our charter permits our board of directors to issue stock with terms that may subordinate the rights of our common stockholders or discourage a third party from acquiring us in a manner that could result in a premium price to our stockholders.

Our board of directors may classify or reclassify any unissued common stock or preferred stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications and terms or conditions of redemption of any such stock. Thus, our board of directors could authorize the issuance of preferred stock with priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Such preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price to holders of our common stock.

Our stockholders’ investment return may be reduced if we are required to register as an investment company under the Investment Company Act; if we or our subsidiaries become an unregistered investment company, we could not continue our business.

Neither we nor any of our subsidiaries intend to register as investment companies under the Investment Company Act of 1940, as amended (the “Investment Company Act”). If we or our subsidiaries were obligated to register as investment companies, we would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things:

•	limitations on capital structure;

•	restrictions on specified investments;

•	prohibitions on transactions with affiliates; and

•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly increase our operating expenses.

Under the relevant provisions of Section 3(a)(1) of the Investment Company Act, we will not be deemed to be an “investment company” if:

•

we are not engaged primarily, nor do we hold ourselves out as being engaged primarily, nor propose to engage primarily, in the business of investing, reinvesting or trading in securities (the “Primarily Engaged Test”); and

•

we are not engaged and do not propose to engage in the business of investing, reinvesting, owning, holding or trading in securities and do not own or propose to acquire “investment securities” having a value exceeding 40% of the value of our total assets on an unconsolidated basis (the “40% Test”). “Investment securities” excludes U.S. government securities and securities of majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) (relating to private investment companies).

Depending on the nature of our portfolio, we believe that we and our Operating Partnership may be able to satisfy both tests above. With respect to the 40% Test, we expect that most of the entities through which we and our Operating Partnership own our assets will be majority-owned subsidiaries that are not themselves investment companies and are not relying on the exceptions from the definition of investment company under Section 3(c)(1) or Section 3(c)(7).

With respect to the Primarily Engaged Test, we and our Operating Partnership are holding companies and do not intend to invest or trade in securities ourselves. Rather, through the majority-owned subsidiaries of our Operating Partnership, we and our Operating Partnership will be primarily engaged in the non-investment company businesses of these subsidiaries.

We expect that most of the subsidiaries of our Operating Partnership will be able to rely on Section 3(c)(5)(C) of the Investment Company Act for an exception from the definition of an investment company. (Any other subsidiaries of our Operating Partnership should be able to rely on the exceptions for private investment companies pursuant to Section 3(c)(1) and Section 3(c)(7) of the Investment Company Act.) The SEC staff’s position on Section 3(c)(5)(C) generally requires that an issuer maintain at least 55% of its assets in “mortgages and other liens on and interests in real estate” (“Qualifying Assets”); at least 80% of its assets in Qualifying Assets plus real estate-related assets (“Real Estate-Related Assets”); and no more than 20% of the value of its assets in other than Qualifying Assets and Real Estate-Related Assets (“Miscellaneous Assets”). To constitute a Qualifying Asset under this 55% requirement, a real estate interest must meet various criteria; therefore, certain of our subsidiaries will be limited with respect to the value and nature of the assets that they may own at any given time.

If, however, the value of the subsidiaries of our Operating Partnership that must rely on Section 3(c)(1) or Section 3(c)(7) is greater than 40% of the value of the assets of our Operating Partnership, then we and our Operating Partnership may seek to rely on the exception from registration under Section 3(c)(6) if we and our Operating Partnership are “primarily engaged,” through majority-owned subsidiaries, in the business of purchasing or otherwise acquiring mortgages and other interests in real estate. Although the SEC staff has issued little interpretive guidance with respect to Section 3(c)(6), we believe that we and our Operating Partnership may rely on Section 3(c)(6) if 55% of the assets of our Operating Partnership consist of, and at least 55% of the income of our Operating Partnership is derived from, majority-owned subsidiaries that rely on Section 3(c)(5)(C).

To maintain compliance with the Investment Company Act, our subsidiaries may be unable to sell assets we would otherwise want them to sell and may need to sell assets we would otherwise wish them to retain. In addition, our subsidiaries may have to acquire additional assets that they might not otherwise have acquired or may have to forego opportunities to make investments that we would otherwise want them to make and would be important to our investment strategy. Moreover, SEC staff interpretations with respect to various types of assets are subject to change, which increases the risk of non-compliance and the risk that we may be forced to make adverse changes to our portfolio.

If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement and a court could appoint a receiver to take control of us and liquidate our business.

Rapid changes in the values of our assets may make it more difficult for us to maintain our qualification as a REIT or our exception from the definition of an investment company under the Investment Company Act.

If the market value or income potential of our qualifying real estate assets changes as compared to the market value or income potential of our non-qualifying assets, or if the market value or income potential of our assets that are considered “real estate-related assets” under the Investment Company Act or REIT qualification tests changes as compared to the market value or income potential of our assets that are not considered “real estate-related assets” under the Investment Company Act or REIT qualification tests, whether as a result of increased interest rates, prepayment rates or other factors, we may need to modify our investment portfolio in order to maintain our REIT qualification or exception from the definition of an investment company. If the decline in asset values or income occurs quickly, this may be especially difficult, if not impossible, to accomplish. This difficulty may be exacerbated by the illiquid nature of many of the assets that we may own. We may have to make investment decisions that we otherwise would not make absent REIT and Investment Company Act considerations.

Our stockholders will have limited control over changes in our policies and operations, which increases the uncertainty and risks our stockholders face.

Our board of directors determines our major policies, including our policies regarding financing, growth, debt capitalization, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. Under Maryland General Corporation Law and our charter, our stockholders have a right to vote only on limited matters. Our board’s broad discretion in setting policies and our stockholders’ inability to exert control over those policies increases the uncertainty and risks our stockholders face.

Because our charter does not require our listing or liquidation by a specified date, our stockholders should only purchase our shares as a long-term investment and be prepared to hold them for an indefinite period of time.

We may seek to list our shares of common stock if our independent directors believe listing would be in the best interests of our stockholders. If we do not list our shares of common stock on a national securities exchange by July 31, 2019, our charter requires that we either seek stockholder approval of the liquidation of the company; or if a majority of the conflicts committee determines that liquidation is not then in the best interests of our stockholders, postpone the decision of whether to liquidate the company. If a majority of the conflicts committee does determine that liquidation is not then in the best interests of our stockholders, our charter requires that the conflicts committee revisit the issue of liquidation at least annually. Further postponement of listing or stockholder action regarding liquidation would only be permitted if a majority of the conflicts committee again determined that liquidation would not be in the best interest of our stockholders. If we sought and failed to obtain stockholder approval of our liquidation, our charter would not require us to list or liquidate and would not require the conflicts committee to revisit the issue of liquidation, and we could continue to operate as before. Because our charter does not require our listing or liquidation by a specified date, our stockholders should only purchase our shares as a long-term investment and be prepared to hold them for an indefinite period of time.

Our stockholders may not be able to sell their shares under our share redemption program and, if our stockholders are able to sell their shares under the program, they may not be able to recover full the amount of their investment in our shares.

Our share redemption program includes numerous restrictions that limit our stockholders’ ability to sell their shares. Our stockholders must hold their shares for at least one year in order to participate in the share redemption program, except for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence.” We limit the number of shares redeemed pursuant to the share redemption program as follows: (i) during any calendar year, we may redeem no more than 5% of the weighted-average number of shares outstanding during the prior calendar year and (ii) during each calendar year, redemptions will be limited to the amount of net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year. Further, we have no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. These limits may prevent us from accommodating all redemption requests made in any year. Our board is free to amend, suspend or terminate the share redemption program upon 30 days’ notice.

The prices at which we will initially redeem shares under the program are as follows:

•	The lower of $9.25 or 92.5% of the price paid to acquire the shares from us for stockholders who have held their shares for at least one year;

•	The lower of $9.50 or 95.0% of the price paid to acquire the shares from us for stockholders who have held their shares for at least two years;

•	The lower of $9.75 or 97.5% of the price paid to acquire the shares from us for stockholders who have held their shares for at least three years; and

•	The lower of $10.00 or 100% of the price paid to acquire the shares from us for stockholders who have held their shares for at least four years.

Notwithstanding the above, once we establish an estimated value per share of our common stock that is not based on the price to acquire a share in our primary offering or a follow-on public offering, the redemption price per share for all stockholders would be equal to the estimated value per share, as determined by our advisor or another firm chosen for that purpose. We expect to establish an estimated value per share after the completion of our offering stage. We will consider our offering stage complete when we are no longer publicly offering equity securities – whether through our initial public offering or follow-on offerings – and have not done so for 18 months. The restrictions of our share redemption program will severely limit our stockholders’ ability to sell their shares should they require liquidity and will limit their ability to recover the value they invest in us.

The offering price of our shares was not established on an independent basis; the actual value of our stockholders’ investment may be substantially less than what they pay. We may use the most recent price paid to acquire a share in our offering or a follow-on public offering as the estimated value of our shares until we have completed our offering stage. Even when our advisor begins to use other valuation methods to estimate the value of our shares, the value of our shares will be based upon a number of assumptions that may not be accurate or complete.

We established the offering price of our shares on an arbitrary basis. The selling price of our shares bears no relationship to our book or asset values or to any other established criteria for valuing shares. Because the offering price is not based upon any independent valuation, the offering price may not be indicative of the proceeds that our stockholders would receive upon liquidation. Further, the offering price may be significantly more than the price at which the shares would trade if they were to be listed on an exchange or actively traded by broker-dealers.

To assist FINRA members and their associated persons that participate in this public offering of common stock, pursuant to FINRA Conduct Rule 5110, we will disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed, and the date of the data used to develop the estimated value. In addition, KBS Capital Advisors, our advisor, will prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares. Our advisor has indicated that it intends to use the most recent price paid to acquire a share in our initial public offering (ignoring purchase price discounts for certain categories of purchasers) or a follow-on public offering as its estimated per share value of our shares until we have completed our offering stage. We will consider our offering stage complete when we are no longer publicly offering equity securities – whether through our initial public offering or follow-on offerings – and have not done so for 18 months. If our board of directors determines that it is in our best interest, we may conduct follow-on offerings upon the termination of our initial public offering. (For purposes of this definition, we do not consider a “public equity offering” to include offerings on behalf of selling stockholders or offerings related to a dividend reinvestment plan, employee benefit plan or the redemption of interests in our Operating Partnership.) Our charter does not restrict our ability to conduct offerings in the future.

Although this initial estimated value will represent the most recent price at which most investors will purchase shares in an offering, this reported value will likely differ from the price at which a stockholder could resell his or her shares because (i) there is no public trading market for the shares at this time; (ii) the estimated value will not reflect, and will not be derived from, the fair market value of our assets, nor will it represent the amount of net proceeds that would result from an immediate liquidation of our assets, because the amount of proceeds available for investment from an offering will be net of selling commissions, dealer manager fees, other organization and offering costs and acquisition and origination fees and expenses; (iii) the estimated value will not take into account how market fluctuations affect the value of our investments, including how the current disruptions in the financial and real estate markets may affect the values of our investments; and (iv) the estimated value will not take into account how developments related to individual assets may increase or decrease the value of our portfolio.

When determining the estimated value of our shares by methods other than the last price paid to acquire a share in an offering, our advisor, or another firm we choose for that purpose, will estimate the value of our shares based upon a number of assumptions that may not be accurate or complete. Accordingly, these estimates may not be an accurate reflection of the fair market value of our investments and will not likely represent the amount of net proceeds that would result from an immediate sale of our assets.

Because the dealer manager is one of our affiliates, our stockholders will not have the benefit of an independent due diligence review of us, which is customarily performed in underwritten offerings; the absence of an independent due diligence review increases the risks and uncertainty our stockholders face.

Our dealer manager, KBS Capital Markets Group, is one of our affiliates. Because KBS Capital Markets Group is an affiliate, its due diligence review and investigation of us and the prospectus cannot be considered to be an independent review. Therefore, our stockholders do not have the benefit of an independent review and investigation of our initial public offering of the type normally performed by an unaffiliated, independent underwriter in a public securities offering.

Our investors’ interest in us will be diluted if we issue additional shares, which could reduce the overall value of their investment.

Potential investors in our ongoing initial public offering do not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue 1,010,000,000 shares of capital stock, of which 1,000,000,000 shares are designated as common stock and 10,000,000 shares are designated as preferred stock. Our board of directors may increase the number of authorized shares of capital stock without stockholder approval. After our investors purchase shares in our public offering, our board may elect to (i) sell additional shares in this or future public offerings, including through the dividend reinvestment plan, (ii) issue equity interests in private offerings, (iii) issue shares to our advisor, or its successors or assigns, in payment of an outstanding fee obligation or (iv) issue shares of our common stock to sellers of assets we acquire in connection with an exchange of limited partnership interests of the Operating Partnership. To the extent we issue additional equity interests after our investors purchase shares in our initial public offering, whether in a primary offering, the dividend reinvestment plan or otherwise, their percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings, the use of the proceeds and the value of our investments, our investors may also experience dilution in the book value and fair value of their shares and in the earnings and distributions per share.

Payment of fees to KBS Capital Advisors and its affiliates will reduce cash available for investment and distribution and increases the risk that our stockholders will not be able to recover the amount of their investment in our shares.

KBS Capital Advisors and its affiliates will perform services for us in connection with the selection, acquisition, origination, management, and administration of our investments. We will pay them substantial fees for these services, which will result in immediate dilution to the value of our stockholders’ investment and will reduce the amount of cash available for investment or distribution to stockholders. Compensation to be paid to our advisor may be increased subject to approval by our conflicts committee and the other limitations in our charter, which would further dilute our stockholders’ investment and reduce the amount of cash available for investment or distribution to stockholders. Depending primarily upon the number of shares we sell in our primary offering and assuming a $10.00 purchase price for shares sold in the primary offering, we estimate that we will use 83.17% to 87.21% of the gross proceeds from the primary offering, or between $8.32 and $8.72 per share, for investments.

We may also pay significant fees during our listing/liquidation stage. Although most of the fees payable during our listing/liquidation stage are contingent on our investors first enjoying agreed-upon investment returns, the investment-return thresholds may be reduced subject to approval by our conflicts committee and the other limitations in our charter. In addition, affiliates of KBS Capital Advisors could receive significant payments even without our reaching the investment-return thresholds should we seek to become self-managed. Due to the apparent preference of the public markets for self-managed companies, a decision to list our shares on a national securities exchange might well be preceded by a decision to become self-managed. And given our advisor’s familiarity with our assets and operations, we might prefer to become self-managed by acquiring entities affiliated with our advisor. Such an internalization transaction could result in significant payments to affiliates of our advisor irrespective of whether our stockholders enjoyed the returns on which we have conditioned other incentive compensation.

Therefore, these fees increase the risk that the amount available for distribution to common stockholders upon a liquidation of our portfolio would be less than the price paid by our stockholders to purchase shares in our ongoing initial public offering. These substantial fees and other payments also increase the risk that our stockholders will not be able to resell their shares at a profit, even if our shares are listed on a national securities exchange.

Failure to procure adequate capital and funding would negatively impact our results and may, in turn, negatively affect our ability to make distributions to our stockholders.

We will depend upon the availability of adequate funding and capital for our operations. The failure to secure acceptable financing could reduce our taxable income, as our investments would no longer generate the same level of net interest income due to the lack of funding or increase in funding costs. A reduction in our net income could reduce our liquidity and our ability to make distributions to our stockholders. We cannot assure our stockholders that any, or sufficient, funding or capital will be available to us in the future on terms that are acceptable to us. Therefore, in the event that we cannot obtain sufficient funding on acceptable terms, there may be a negative impact on our ability to make distributions.

Our stockholders may be more likely to sustain a loss on their investment because our sponsors do not have as strong an economic incentive to avoid losses as do sponsors who have made significant equity investments in their companies.

Our sponsors have only invested $200,000 in us through the purchase of 20,000 shares of our common stock at $10 per share. Therefore, if we are successful in raising enough proceeds to reimburse our sponsors for our significant organization and offering expenses, our sponsors will have little exposure to loss in the value of our shares. Without this exposure, our investors may be at a greater risk of loss because our sponsors do not have as much to lose from a decrease in the value of our shares as do those sponsors who make more significant equity investments in their companies.

Although we will not currently be afforded the protection of the Maryland General Corporation Law relating to deterring or defending hostile takeovers, our board of directors could opt into these provisions of Maryland law in the future, which may discourage others from trying to acquire control of us and may prevent our stockholders from receiving a premium price for their stock in connection with a business combination.

Under Maryland law, “business combinations” between a Maryland corporation and certain interested stockholders or affiliates of interested stockholders are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. Also under Maryland law, control shares of a Maryland corporation acquired in a control share acquisition have no voting rights except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter. Shares owned by the acquirer, an officer of the corporation or an employee of the corporation who is also a director of the corporation are excluded from the vote on whether to accord voting rights to the control shares. Should our board opt into these provisions of Maryland law, it may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer. Similarly, provisions of Title 3, Subtitle 8 of the Maryland General Corporation Law could provide similar anti-takeover protection.

Our charter includes an anti-takeover provision that may discourage a stockholder from launching a tender offer for our shares.

Our charter provides that any tender offer made by a stockholder, including any “mini-tender” offer, must comply with most provisions of Regulation 14D of the Securities Exchange Act of 1934, as amended. The offering stockholder must provide our company notice of such tender offer at least 10 business days before initiating the tender offer. If the offering stockholder does not comply with these requirements, our company will have the right to redeem that stockholder’s shares and any shares acquired in such tender offer. In addition, the noncomplying stockholder shall be responsible for all of our company’s expenses in connection with that stockholder’s noncompliance. This provision of our charter may discourage a stockholder from initiating a tender offer for our shares and prevent our stockholders from receiving a premium price for their shares in such a transaction.

General Risks Related to Investments

Our investments will be subject to the risks typically associated with real estate.

We intend to invest in a diverse portfolio of real estate-related loans, real estate-related debt securities and other real estate-related investments, including direct investments in opportunistic real estate. Each of these investments will be subject to the risks typically associated with real estate. Our loans held for investment will generally be directly or indirectly secured by a lien on real property (or the equity interests in an entity that owns real property) that, upon the occurrence of a default on the loan, could result in our acquiring ownership of the property. We will not know whether the values of the properties ultimately securing our loans will remain at the levels existing on the dates of origination or acquisition of those loans. If the values of the underlying properties drop, our risk will increase because of the lower value of the security associated with such loans. In this manner, real estate values could impact the values of our loan investments. Our investments in residential and commercial mortgage-backed securities, collateralized debt obligations and other real estate-related investments may be similarly affected by real estate property values. The value of real estate may be adversely affected by a number of risks, including:

•	natural disasters such as hurricanes, earthquakes and floods;

•	acts of war or terrorism, including the consequences of terrorist attacks, such as those that occurred on September 11, 2001;

•	adverse changes in national and local economic and real estate conditions;

•	an oversupply of (or a reduction in demand for) space in the areas where particular properties are located and the attractiveness of particular properties to prospective tenants;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance therewith and the potential for liability under applicable laws;

•	costs of remediation and liabilities associated with environmental conditions affecting properties; and

•	the potential for uninsured or underinsured property losses.

The value of each property is affected significantly by its ability to generate cash flow and net income, which in turn depends on the amount of rental or other income that can be generated net of expenses required to be incurred with respect to the property. Many expenditures associated with properties (such as operating expenses and capital expenditures) cannot be reduced when there is a reduction in income from the properties. These factors may have a material adverse effect on the ability of our borrowers to pay their loans and our tenants to pay their rent, as well as on the value that we can realize from other real estate-related assets we originate, own or acquire.

The mortgage loans we invest in and the mortgage loans underlying the mortgage securities we invest in are subject to delinquency, foreclosure and loss, which could result in losses to us.

Commercial real estate loans are secured by multifamily or commercial property and are subject to risks of delinquency and foreclosure. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by, among other things: tenant mix, success of tenant businesses, property management decisions, property location and condition, competition from comparable types of properties, changes in laws that increase operating expenses or limit rents that may be charged, any need to address environmental contamination at the property, the occurrence of any uninsured casualty at the property, changes in national, regional or local economic conditions and/or specific industry segments, declines in regional or local real estate values, declines in regional or local rental or occupancy rates, increases in interest rates, real estate tax rates and other operating expenses, changes in governmental rules, regulations and fiscal policies, including environmental legislation, natural disasters, terrorism, social unrest and civil disturbances. We intend to invest in commercial mortgage loans directly and through CMBS.

Residential mortgage loans are secured by single-family residential property and are subject to risks of delinquency, foreclosure and loss. The ability of a borrower to repay a loan secured by a residential property is dependent upon the income or assets of the borrower. A number of factors, including a general economic downturn, natural disasters, terrorism, social unrest and civil disturbances, may impair borrowers’ abilities to repay their loans. Though we do not intend to invest directly in residential mortgage loans, we may invest in pools of residential mortgage loans or RMBS.

In the event of any default under a mortgage loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our cash flow from operations. Foreclosure of a mortgage loan can be an expensive and lengthy process that could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law.

CMBS evidence interests in or are secured by a single commercial mortgage loan or a pool of commercial real estate loans and RMBS evidence interests in or are secured by pools of residential mortgage loans. Accordingly, the residential and commercial mortgage-backed securities we invest in are subject to all of the risks of the underlying mortgage loans.

The B-Notes in which we may invest may be subject to additional risks relating to the privately negotiated structure and terms of the transaction, which may result in losses to us.

We may invest in B-Notes. A B-Note is a mortgage loan typically (i) secured by a first mortgage on a single large commercial property or group of related properties and (ii) subordinated to an A-Note secured by the same first mortgage on the same collateral. As a result, if a borrower defaults, there may not be sufficient funds remaining for B-Note holders after payment to the A-Note holders. Since each transaction is privately negotiated, B-Notes can vary in their structural characteristics and risks. For example, the rights of holders of B-Notes to control the process following a borrower default may be limited in certain investments. We cannot predict the terms of each B-Note investment. Further, B-Notes typically are secured by a single property, and so reflect the increased risks associated with a single property compared to a pool of properties.

The mezzanine loans in which we may invest would involve greater risks of loss than senior loans secured by the same properties.

We may invest in mezzanine loans that take the form of subordinated loans secured by a pledge of the ownership interests of either the entity owning the real property or an entity that owns (directly or indirectly) the interest in the entity owning the real property. These types of investments may involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real property because the investment may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some or all of our investment. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the real property and increasing the risk of loss of principal.

Bridge loans may involve a greater risk of loss than conventional mortgage loans.

We may provide bridge loans secured by first-lien mortgages on properties to borrowers who are typically seeking short-term capital to be used in an acquisition, development or refinancing of real estate. The borrower may have identified an undervalued asset that has been undermanaged or is located in a recovering market. If the market in which the asset is located fails to recover according to the borrower’s projections, or if the borrower fails to improve the quality of the asset’s management or the value of the asset, the borrower may not receive a sufficient return on the asset to satisfy the bridge loan, and we may not recover some or all of our investment.

In addition, owners usually borrow funds under a conventional mortgage loan to repay a bridge loan. We may, therefore, be dependent on a borrower’s ability to obtain permanent financing to repay our bridge loan, which could depend on market conditions and other factors. Bridge loans are also subject to risks of borrower defaults, bankruptcies, fraud, losses and special hazard losses that are not covered by standard hazard insurance. In the event of any default under bridge loans held by us, we bear the risk of loss of principal and nonpayment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount of the bridge loan. To the extent we suffer such losses with respect to our investments in bridge loans, the value of our company and of our common stock may be adversely affected.

Investment in non-conforming and non-investment grade loans may involve increased risk of loss.

Loans we may acquire or originate may not conform to conventional loan criteria applied by traditional lenders and may not be rated or may be rated as non-investment grade. Non-investment grade ratings for these loans typically result from the overall leverage of the loans, the lack of a strong operating history for the properties underlying the loans, the borrowers’ credit history, the properties’ underlying cash flow or other factors. As a result, loans we acquire or originate may have a higher risk of default and loss than conventional loans. Any loss we incur may reduce distributions to stockholders and adversely affect the value of our common stock.

Our investments in subordinated loans and subordinated residential and commercial mortgage-backed securities may be subject to losses.

We intend to acquire or originate subordinated loans and invest in subordinated residential and commercial mortgage-backed securities. In the event a borrower defaults on a subordinated loan and lacks sufficient assets to satisfy our loan, we may suffer a loss of principal or interest. In the event a borrower declares bankruptcy, we may not have full recourse to the assets of the borrower, or the assets of the borrower may not be sufficient to satisfy the loan. If a borrower defaults on our loan or on debt senior to our loan, or in the event of a borrower bankruptcy, our loan will be satisfied only after the senior debt is paid in full. Where debt senior to our loan exists, the presence of intercreditor arrangements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies (through “standstill periods”), and control decisions made in bankruptcy proceedings relating to borrowers.

In general, losses on a mortgage loan included in a securitization will be borne first by the equity holder of the property, then by a cash reserve fund or letter of credit, if any, and then by the “first loss” subordinated security holder. In the event of default and the exhaustion of any equity support, reserve fund, letter of credit and any classes of securities junior to those in which we invest, we may not be able to recover all of our investment in the securities we purchase. In addition, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral is available to satisfy interest and principal payments due on the related residential and commercial mortgage-backed securities, the securities in which we invest may effectively become the “first loss” position behind the more senior securities, which may result in significant losses to us.

Construction loans involve a high risk of loss if we are unsuccessful in raising the unfunded portion of the loan or if a borrower otherwise fails to complete the construction of a project. Land loans and pre-development loans involve similarly high risks of loss if construction financing cannot be obtained.

We may invest in construction loans. If we are unsuccessful in raising the unfunded portion of a construction loan, there could be adverse consequences associated with the loan, including a loss of the value of the property securing the loan if the construction is not completed and the borrower is unable to raise funds to complete it from other sources; a borrower claim against us for failure to perform under the loan documents; increased costs to the borrower that the borrower is unable to pay; a bankruptcy filing by the borrower; and abandonment by the borrower of the collateral for the loan. Further, other non-cash flowing assets such as land loans and pre-development loans may fail to qualify for construction financing and may need to be liquidated based on the “as-is” value as opposed to a valuation based on the ability to construct certain real property improvements. The occurrence of such events may have a negative impact on our results of operations. Other loan types may also include unfunded future obligations that could present similar risks.

Risks of cost overruns and non-completion of the construction or renovation of the properties underlying loans we make or acquire may materially and adversely affect our investment.

The renovation, refurbishment or expansion by a borrower under a mortgaged or leveraged property involves risks of cost overruns and non-completion. Costs of construction or improvements to bring a property up to standards established for the market position intended for that property may exceed original estimates, possibly making a project uneconomical. Other risks may include environmental risks and construction, rehabilitation and subsequent leasing of the property not being completed on schedule. If such construction or renovation is not completed in a timely manner, or if it costs more than expected, the borrower may experience a prolonged impairment of net operating income and may not be able to make payments on our investment.

Investments that are not United States government insured involve risk of loss.

We may originate and acquire uninsured loans and assets as part of our investment strategy. Such loans and assets may include mortgage loans, mezzanine loans and bridge loans. While holding such interests, we are subject to risks of borrower defaults, bankruptcies, fraud, losses and special hazard losses that are not covered by standard hazard insurance. In the event of any default under loans, we bear the risk of loss of principal and nonpayment of interest and fees to the extent of any deficiency between the value of the collateral and the principal amount of the loan. To the extent we suffer such losses with respect to our investments in such loans, the value of our company and the price of our common stock may be adversely affected.

The residential and commercial mortgage-backed securities in which we may invest are subject to the risks of the mortgage securities market as a whole and risks of the securitization process.

The value of residential and commercial mortgage-backed securities may change due to shifts in the market’s perception of issuers and regulatory or tax changes adversely affecting the mortgage securities market as a whole. Residential and commercial mortgage-backed securities are also subject to several risks created through the securitization process. Subordinate residential and commercial mortgage-backed securities are paid interest only to the extent that there are funds available to make payments. To the extent the collateral pool includes delinquent loans, there is a risk that the interest payment on subordinate residential and commercial mortgage-backed securities will not be fully paid. Subordinate residential and commercial mortgage-backed securities are also subject to greater credit risk than those residential and commercial mortgage-backed securities that are more highly rated.

In the future we may invest in RMBS backed by non-prime or sub-prime residential mortgage loans that are subject to higher delinquency, foreclosure and loss rates than prime residential mortgage loans, which could result in losses to us.

Non-prime and sub-prime residential mortgage loans are made to borrowers who have poor or limited credit histories and as a result they do not qualify for traditional mortgage products. Because of the poor, or lack of, credit history, non-prime and sub-prime borrowers have materially higher rates of delinquency, foreclosure and loss compared to prime credit quality borrowers. There is limited history with respect to the performance of RMBS over multiple economic cycles. Investments in RMBS backed by sub-prime or non-prime residential mortgage loans have higher risk than investments in RMBS backed by prime residential mortgage loans. We may realize credit losses if we invest in RMBS backed by sub-prime and non-prime residential mortgage loans because such RMBS are subject to all of the risks of the underlying sub-prime and non-prime residential mortgage loans.

We may invest in non-agency RMBS and RMBS backed by non-conforming residential mortgage loans.

We may invest in non-agency RMBS. Agency-backed securities include RMBS that represent the entire ownership interest in pools of residential mortgage loans secured by residential real property and are guaranteed as to principal and interest by federally chartered entities such as Fannie Mae and Freddie Mac and, in the case of Ginnie Mae, by the U.S. government. Non-agency RMBS are not guaranteed by Fannie Mae, Freddie Mac, Ginnie Mae, or the U.S. government; rather, their ratings are assigned by nationally recognized rating agencies such as Moody’s and Standard & Poor’s. Non-agency RMBS have a higher risk of loss than agency RMBS. We may realize credit losses on our investment in non-agency RMBS.

We may also invest in RMBS backed by non-conforming residential mortgage loans. We expect that the residential mortgage loans will be non-conforming due to non-credit factors including, but not limited to, the fact that the (i) mortgage loan amounts exceed the maximum amount for such mortgage loan to qualify as a conforming mortgage loan, and (ii) underwriting documentation for the mortgage loan does not meet the criteria for qualification as a conforming mortgage loan. Non-conforming residential mortgage loans may have higher risk of delinquency and foreclosure and losses than conforming mortgage loans. We may realize credit losses on our investment in RMBS backed by non-conforming residential mortgage loans.

The types of structured debt securities in which we may invest have caused large financial losses for many investors over the past two years and we can give no assurances that our investments in such securities will be successful.

We may invest in residential and commercial mortgage-backed securities, collateralized debt obligations and other structured debt securities. Many of these types of investments have become illiquid and considerably less valuable over the past two years. This reduced liquidity and decrease in value caused financial hardship for many investors in these securities. Many investors did not fully appreciate the risks of such investments. We can give no assurances to our stockholders that our investments in these securities will be successful.

Changes in interest rates could negatively affect the value of our investments, which could result in reduced earnings or losses and negatively affect the cash available for distribution to our stockholders.

We may invest in fixed-rate residential and commercial mortgage-backed securities and other fixed-rate debt investments. Under a normal yield curve, an investment in these instruments will decline in value if long-term interest rates increase. We will also invest in floating-rate debt investments, for which decreases in interest rates will have a negative effect on value and interest income. Declines in market value may ultimately reduce earnings or result in losses to us, which may negatively affect cash available for distribution to our stockholders.

Prepayments can adversely affect the yields on our investments.

In the case of residential mortgage loans, there are seldom any restrictions on borrowers’ abilities to prepay their loans. Homeowners tend to prepay mortgage loans faster when interest rates decline. Consequently, owners of the loans may reinvest the money received from the prepayments at the lower prevailing interest rates. Conversely, homeowners tend not to prepay mortgage loans when interest rates increase. Consequently, owners of the loans are unable to reinvest money that would have otherwise been received from prepayments at the higher prevailing interest rates. This volatility in prepayment rates may affect our ability to maintain targeted amounts of leverage on our RMBS portfolio and may result in reduced earnings or losses for us and negatively affect the cash available for distribution to our stockholders.

The yield of our other assets may be affected by the rate of prepayments differing from our projections. Prepayments on debt instruments, where permitted under the debt documents, are influenced by changes in current interest rates and a variety of economic, geographic and other factors beyond our control, and consequently, such prepayment rates cannot be predicted with certainty. If we are unable to invest the proceeds of any prepayments we receive in assets with at least an equivalent yield, the yield on our portfolio will decline. In addition, we may acquire assets at a discount or premium and if the asset does not repay when expected, our anticipated yield may be impacted. Under certain interest rate and prepayment scenarios we may fail to recoup fully our cost of acquisition of certain investments.

If credit spreads widen before we obtain long-term financing for our assets, the value of our assets may suffer.

We will price our assets based on our assumptions about future credit spreads for financing of those assets. We expect to obtain longer-term financing for our assets using structured financing techniques in the future. In such financings, interest rates are typically set at a spread over a certain benchmark, such as the yield on United States Treasury obligations, swaps, or LIBOR. If the spread that borrowers will pay over the benchmark widens and the rates we charge on our assets to be securitized are not increased accordingly, this may reduce our income or cause losses.

Hedging against interest rate exposure may adversely affect our earnings, limit our gains or result in losses, which could adversely affect cash available for distribution to our stockholders.

We may enter into interest rate swap agreements or pursue other interest rate hedging strategies. Our hedging activity will vary in scope based on the level of interest rates, the type of portfolio investments held, and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect us because, among other things:

•	interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;

•	available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought;

•	the duration of the hedge may not match the duration of the related liability or asset;

•	the amount of income that a REIT may earn from hedging transactions to offset interest rate losses is limited by federal tax provisions governing REITs;

•	the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction;

•	the party owing money in the hedging transaction may default on its obligation to pay; and

•	we may purchase a hedge that turns out not to be necessary, i.e., a hedge that is out of the money.

Any hedging activity we engage in may adversely affect our earnings, which could adversely affect cash available for distribution to our stockholders. Therefore, while we may enter into such transactions to seek to reduce interest rate risks, unanticipated changes in interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged or liabilities being hedged may vary materially. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended accounting treatment and may expose us to risk of loss.

Hedging instruments often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities and involve risks and costs.

The cost of using hedging instruments increases as the period covered by the instrument increases and during periods of rising and volatile interest rates. We may increase our hedging activity and thus increase our hedging costs during periods when interest rates are volatile or rising and hedging costs have increased. In addition, hedging instruments involve risk since they often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities. Consequently, there are no requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. Furthermore, the enforceability of agreements underlying derivative transactions may depend on compliance with applicable statutory, commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in a default. Default by a party with whom we enter into a hedging transaction may result in the loss of unrealized profits and force us to cover our resale commitments, if any, at the then current market price. Although generally we will seek to reserve the right to terminate our hedging positions, it may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty, and we may not be able to enter into an offsetting contract in order to cover our risk. We cannot be certain that a liquid secondary market will exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in losses.

Our investments in debt securities and preferred and common equity securities will be subject to the specific risks relating to the particular issuer of the securities and may involve greater risk of loss than secured debt financings.

Our investments in debt securities and preferred and common equity securities will involve special risks relating to the particular issuer of the securities, including the financial condition and business outlook of the issuer. Issuers that are REITs and other real estate companies are subject to the inherent risks associated with real estate and real estate-related investments. Issuers that are debt finance companies are subject to the inherent risks associated with structured financing investments. Furthermore, debt securities and preferred and common equity securities may involve greater risk of loss than secured debt financings due to a variety of factors, including that such investments are generally unsecured and may also be subordinated to other obligations of the issuer. As a result, investments in debt securities and preferred and common equity securities are subject to risks of (i) limited liquidity in the secondary trading market, (ii) substantial market price volatility resulting from changes in prevailing interest rates, (iii) subordination to the senior claims of banks and other lenders to the issuer, (iv) the operation of mandatory sinking fund or call/redemption provisions during periods of declining interest rates that could cause the issuer to reinvest redemption proceeds in lower yielding assets, (v) the possibility that earnings of the issuer may be insufficient to meet its debt service and distribution obligations and (vi) the declining creditworthiness and potential for insolvency of the issuer during periods of rising interest rates and economic downturn. These risks may adversely affect the value of outstanding debt securities and preferred and common equity securities and the ability of the issuers thereof to make principal, interest and/or distribution payments to us.

We may invest up to 5% of our offering proceeds in Public-Private Investment Funds, or PPIFs, established under the Public-Private Investment Program, or PPIP. PPIFs and other real estate companies in which we may invest may acquire riskier debt-related assets than we would invest in directly.

Our dependence on the management of other entities in which we invest may adversely affect our business.

We will not control the management, investment decisions or operations of the companies in which we may invest. Management of those enterprises may decide to change the nature of their assets, or management may otherwise change in a manner that is not satisfactory to us. We will have no ability to affect these management decisions and we may have only limited ability to dispose of our investments.

Many of our investments will be illiquid and we may not be able to vary our portfolio in response to changes in economic and other conditions.

Certain of the securities that we may purchase in connection with privately negotiated transactions will not be registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition except in a transaction that is exempt from the registration requirements of, or is otherwise in accordance with, those laws. Some of the residential and commercial mortgage-backed securities that we may purchase may be traded in private, unregistered transactions and are therefore subject to restrictions on resale or otherwise have no established trading market. The mezzanine and bridge loans we may purchase will be particularly illiquid investments due to their short life, their unsuitability for securitization and the greater difficulty of recoupment in the event of a borrower’s default. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited.

Declines in the market values of our investments may adversely affect periodic reported results of operations and credit availability, which may reduce earnings and, in turn, cash available for distribution to our stockholders.

A substantial portion of our assets will be classified for accounting purposes as “available-for-sale.” These investments are carried at estimated fair value and temporary changes in the market values of those assets will be directly charged or credited to stockholders’ equity without impacting net income on the income statement. Moreover, if we determine that a decline in the estimated fair value of an available-for-sale security below its amortized value is other-than-temporary, we will recognize a loss on that security on the income statement, which will reduce our earnings in the period recognized.

A decline in the market value of our assets may adversely affect us particularly in instances where we have borrowed money based on the market value of those assets. If the market value of those assets declines, the lender may require us to post additional collateral to support the loan. If we were unable to post the additional collateral, we may have to sell assets at a time when we might not otherwise choose to do so. A reduction in credit available may reduce our earnings and, in turn, cash available for distribution to stockholders.

Further, credit facility providers may require us to maintain a certain amount of cash reserves or to set aside unlevered assets sufficient to maintain a specified liquidity position, which would allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on equity. In the event that we are unable to meet these contractual obligations, our financial condition could deteriorate rapidly.

Market values of our investments may decline for a number of reasons, such as changes in prevailing interest rates, increases in defaults, increases in voluntary prepayments for those investments that we have that are subject to prepayment risk, widening of credit spreads and downgrades of ratings of the securities by ratings agencies.

Some of our portfolio investments will be carried at an estimated fair value and we will be required to disclose the fair value of other investments quarterly. The estimated fair value will be determined by us and, as a result, there may be uncertainty as to the value of these investments.

Some of our portfolio investments will be in the form of securities that are recorded at fair value but that have limited liquidity or are not publicly traded. In addition, we must disclose the fair value of our investments in loans each quarter. Such estimates are inherently uncertain. The fair value of securities and other investments, including loans, that have limited liquidity or are not publicly traded may not be readily determinable. We will estimate the fair value of these investments on a quarterly basis. Because such valuations are inherently uncertain, may fluctuate over short periods of time and may be based on numerous estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. The value of our common stock could be adversely affected if our determinations regarding the fair value of these investments are materially higher than the values that we ultimately realize upon their disposal.

Competition with third parties in acquiring and originating investments may reduce our profitability and the return on our stockholders’ investment.

We have significant competition with respect to our acquisition and origination of assets with many other companies, including other REITs, insurance companies, commercial banks, private investment funds, hedge funds, specialty finance companies and other investors, many of which have greater resources than us. We may also compete with companies that partner with and/or receive financing from the U.S. government, including TALF and PPIP participants. We may not be able to compete successfully for investments. In addition, the number of entities and the amount of funds competing for suitable investments may increase. If we pay higher prices for investments or originate loans on more generous terms than our competitors, our returns will be lower and the value of our assets may not increase or may decrease significantly below the amount we paid for such assets. If such events occur, our stockholders may experience a lower return on their investment.

Our joint venture partners could take actions that decrease the value of an investment to us and lower our stockholders’ overall return.

We may enter into joint ventures with third parties to make investments. We may also make investments in partnerships or other co-ownership arrangements or participations. Such investments may involve risks not otherwise present with other methods of investment, including, for example, the following risks:

•	that our co-venturer or partner in an investment could become insolvent or bankrupt;

•	that such co-venturer or partner may at any time have economic or business interests or goals that are or that become inconsistent with our business interests or goals; or

•	that such co-venturer or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives.

Any of the above might subject us to liabilities and thus reduce our returns on our investment with that co-venturer or partner.

Our due diligence may not reveal all of a borrower’s liabilities and may not reveal other weaknesses in its business.

Before making a loan to a borrower or acquiring debt or equity securities of a company, we will assess the strength and skills of such entity’s management and other factors that we believe are material to the performance of the investment. In making the assessment and otherwise conducting customary due diligence, we will rely on the resources available to us and, in some cases, an investigation by third parties. This process is particularly important and subjective with respect to newly organized or private entities because there may be little or no information publicly available about the entities. There can be no assurance that our due diligence processes will uncover all relevant facts or that any investment will be successful.

We will depend on debtors for our revenue, and, accordingly, our revenue and our ability to make distributions to our stockholders will be dependent upon the success and economic viability of such debtors.

The success of our investments in real estate-related loans, real estate-related debt securities and other real estate-related investments will materially depend on the financial stability of the debtors underlying such investments. The inability of a single major debtor or a number of smaller debtors to meet their payment obligations could result in reduced revenue or losses.

Delays in liquidating defaulted mortgage loans could reduce our investment returns.

If we make or invest in mortgage loans and there are defaults under those mortgage loans, we may not be able to repossess and sell the underlying properties quickly. Borrowers often resist foreclosure actions by asserting numerous claims, counterclaims and defenses, including, without limitation, lender liability claims, in an effort to prolong the foreclosure action. In some states, foreclosure actions can take up to several years or more to litigate. At any time during the foreclosure proceedings, the borrower may file for bankruptcy, which would have the effect of staying the foreclosure action and further delaying the foreclosure process. Foreclosure litigation tends to create a negative public image of the collateral property and may result in disrupting ongoing leasing and management of the property. Foreclosure actions by senior lenders may substantially affect the amount that we may receive from an investment. These factors could reduce the value of our investment in the defaulted mortgage loans.

Delays in restructuring or liquidating non-performing debt-related securities could reduce the return on our stockholders’ investment.

Debt-related securities may become non-performing after acquisition for a wide variety of reasons. Such non-performing debt-related investments may require a substantial amount of workout negotiations and/or restructuring, which may entail, among other things, a substantial reduction in the interest rate and a substantial write-down of such loan or asset. However, even if a restructuring is successfully accomplished, upon maturity of such debt-related security, the borrower under the security may not be able to negotiate replacement “takeout” financing to repay the principal amount of the securities owed to us. We may find it necessary or desirable to foreclose on some of the collateral securing one or more of our investments. Intercreditor provisions may substantially interfere with our ability to do so. Even if foreclosure is an option, the foreclosure process can be lengthy and expensive as discussed above.

If we foreclose on the collateral that will secure our investments in loans receivable, we may incur significant liabilities for deferred repairs and maintenance, property taxes and other expenses, which would reduce cash available for distribution to stockholders.

Some of the properties we may acquire in foreclosure proceedings may face competition from newer, more updated properties. In addition, the overall condition of these properties may have been neglected prior to the time we would foreclose on it. In order to remain competitive, increase occupancy at these properties and/or make them more attractive to potential tenants and purchasers, we may have to make significant capital improvements and/or incur deferred maintenance costs with respect to these properties. Also, if we acquire properties through foreclosure, we will be responsible for property taxes and other expenses which will require more capital resources than if we held a secured interest in these properties. To the extent we have to make significant capital expenditures with respect to these properties, we will have less cash available to fund distributions and investor returns may be reduced.

We intend to make direct investments in opportunistic real estate, which involves a higher risk of loss than more conservative real estate investment strategies.

We intend to make direct investments in various types of opportunistic real estate, which may include, but are not limited to, office, industrial and retail properties, hospitality properties and undeveloped residential lots. We consider opportunistic or enhanced-return properties to be properties with significant possibilities for short-term capital appreciation, such as properties with moderate vacancies or near-term lease rollovers, poorly managed and positioned properties, properties owned by distressed sellers and built-to-suit properties. Our opportunistic real estate investments may involve the acquisition of properties that face significant challenges, such as being located in markets that are depressed or overbuilt. As a result of our potential investments in these types of markets, we may face increased risks relating to changes in local market conditions and increased competition for similar properties in the same market, as well as increased risks that these markets will not recover and the value of our properties in these markets will not increase, or will decrease, over time. Our approach to acquiring and operating income-producing properties will involve more risk than comparable real estate programs that employ more conservative investment strategies.

Properties that have significant vacancies could be difficult to sell, which could diminish the return on these properties.

A property may incur vacancies either by the expiration of tenant leases or the continued default of tenants under their leases. If vacancies continue for a long period of time, we may suffer reduced revenues resulting in less cash available to distribute to our stockholders. In addition, because a property’s market value depends principally upon the value of the leases associated with that property, the resale value of a property with high or prolonged vacancies could suffer, which could further reduce our returns.

We may depend on tenants for revenue, and lease defaults or terminations could reduce our net income and limit our ability to make distributions to our stockholders.

The success of our real estate investments may materially depend on the financial stability of our tenants. A default or termination by a significant tenant on its lease payments to us would cause us to lose the revenue associated with such lease and could require us to find an alternative source of revenue to meet mortgage payments and prevent a foreclosure, if the property is subject to a mortgage. In the event of a tenant default or bankruptcy, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-leasing our property. If a tenant defaults on or terminates a significant lease, we may be unable to lease the property for the rent previously received or sell the property without incurring a loss. These events could cause us to reduce the amount of distributions to our stockholders.

Our inability to sell a property at the time and on the terms we want could limit our ability to pay cash distributions to our stockholders.

Many factors that are beyond our control affect the real estate market and could affect our ability to sell properties for the price, on the terms or within the time frame that we desire. These factors include general economic conditions, the availability of financing, interest rates and other factors, including supply and demand. Because real estate investments are relatively illiquid, we have a limited ability to vary our portfolio in response to changes in economic or other conditions. Further, before we can sell a property on the terms we want, it may be necessary to expend funds to correct defects or to make improvements. However, we can give no assurance that we will have the funds available to correct such defects or to make such improvements. We may be unable to sell our properties at a profit. Our inability to sell properties at the time and on the terms we want could reduce our cash flow and limit our ability to make distributions to our stockholders and could reduce the value of our shares.

If we sell a property by providing financing to the purchaser, we will bear the risk of default by the purchaser, which could delay or reduce the distributions available to our stockholders.

If we decide to sell any of our properties, we intend to use our best efforts to sell them for cash; however, in some instances, we may sell our properties by providing financing to purchasers. When we provide financing to a purchaser, we will bear the risk that the purchaser may default, which could reduce our cash distributions to stockholders. Even in the absence of a purchaser default, the distribution of the proceeds of the sale to our stockholders, or the reinvestment of the proceeds in other assets, will be delayed until the promissory note or other property we may accept upon a sale are actually paid, sold, refinanced or otherwise disposed.

Potential development and construction delays and resultant increased costs and risks may hinder our operating results and decrease our net income.

From time to time we may acquire unimproved real property or properties that are under development or construction. Investments in such properties will be subject to the uncertainties associated with the development and construction of real property, including those related to re-zoning land for development, environmental concerns of governmental entities and/or community groups and our builders’ ability to build in conformity with plans, specifications, budgeted costs and timetables. If a builder fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance. A builder’s performance may also be affected or delayed by conditions beyond the builder’s control. Delays in completing construction could also give tenants the right to terminate preconstruction leases. We may incur additional risks when we make periodic progress payments or other advances to builders before they complete construction. These and other factors can result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. We also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a purchase price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and the return on our investment could suffer.

If the properties related to our investments are concentrated by type or geographic area, then we will be exposed to increased risk with respect to those property types or that geographic area.

Our investments may at times be concentrated in certain property types that are subject to a higher risk of foreclosure. In addition, our investments may be secured by properties concentrated in a limited number of geographic locations. Adverse conditions in the areas where the properties securing or otherwise underlying our investments are located (including business layoffs or downsizing, industry slowdowns, changing demographics and other factors) and local real estate conditions (such as oversupply or reduced demand) may have an adverse effect on the value of the properties underlying our investments. A material decline in demand or the ability of tenants to pay rent or of a buyer to consummate a purchase in these geographic areas may result in a material decline in our cash available for distribution.

Costs imposed pursuant to governmental laws and regulations may reduce our net income and the cash available for distributions to our stockholders.

Real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to protection of the environment and human health. We could be subject to liability in the form of fines, penalties or damages for noncompliance with these laws and regulations. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, the remediation of contamination associated with the release or disposal of solid and hazardous materials, the presence of toxic building materials, and other health and safety-related concerns.

Some of these laws and regulations may impose joint and several liability on the tenants, owners or operators of real property for the costs to investigate or remediate contaminated properties, regardless of fault, whether the contamination occurred prior to purchase, or whether the acts causing the contamination were legal. Activities of our tenants, the condition of properties at the time we buy them, operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third parties may affect our properties.

The presence of hazardous substances, or the failure to properly manage or remediate these substances, may hinder our ability to sell, rent or pledge such property as collateral for future borrowings. Any material expenditures, fines, penalties, or damages we must pay will reduce our ability to make distributions and may reduce the value of our shares.

The costs of defending against claims of environmental liability, of complying with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could reduce the amounts available for distribution to our stockholders.

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous real property owner or operator may be liable for the cost of removing or remediating hazardous or toxic substances on, under or in such property. These costs could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose liens on property or restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from entering into leases with prospective tenants that may be impacted by such laws. Environmental laws provide for sanctions for noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for the release of and exposure to hazardous substances, including asbestos-containing materials and lead-based paint. Third parties may seek recovery from real property owners or operators for personal injury or property damage associated with exposure to released hazardous substances. The costs of defending against claims of environmental liability, of complying with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could reduce the amounts available for distribution to our stockholders.

Costs associated with complying with the Americans with Disabilities Act may decrease cash available for distributions.

Our properties may be subject to the Americans with Disabilities Act of 1990, as amended, or the Disabilities Act. Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. Any funds used for Disabilities Act compliance will reduce our net income and the amount of cash available for distributions to our stockholders.

Uninsured losses relating to real property or excessively expensive premiums for insurance coverage could reduce our cash flows and the return on our stockholders’ investment.

There are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential acts of terrorism could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases have begun to insist that commercial property owners purchase coverage against terrorism as a condition for providing mortgage loans. Such insurance policies may not be available at reasonable costs, if at all, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate coverage for such losses. If any of our properties incurs a casualty loss that is not fully insured, the value of our assets will be reduced by any such uninsured loss, which may reduce the value of our shares. In addition, other than any working capital reserve or other reserves we may establish, we have no source of funding to repair or reconstruct any uninsured property. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in lower distributions to our stockholders.

Terrorist attacks and other acts of violence or war may affect the markets in which we plan to operate, which could delay or hinder our ability to meet our investment objectives and reduce our stockholders’ overall return.

Terrorist attacks or armed conflicts may directly impact the value of our properties through damage, destruction, loss or increased security costs. KBS-sponsored programs and KBS-advised investors have historically owned properties in major metropolitan areas. We expect that we will also invest in such markets. We may not be able to obtain insurance against the risk of terrorism because it may not be available or may not be available on terms that are economically feasible. The terrorism insurance that we obtain may not be sufficient to cover loss for damages to our properties as a result of terrorist attacks. The inability to obtain sufficient terrorism insurance or any terrorism insurance at all could limit our investment options as some mortgage lenders have begun to insist that specific coverage against terrorism be purchased by commercial owners as a condition of providing loans.

Risks Related to Our Financing Strategy

We expect to use leverage in connection with our investments, which increases the risk of loss associated with our investments.

We expect to finance the acquisition and origination of a portion of our investments with warehouse lines of credit, repurchase agreements, various types of securitizations, mortgages and other borrowings. Although the use of leverage may enhance returns and increase the number of investments that we can make, it may also substantially increase the risk of loss. Our ability to execute this strategy will depend on various conditions in the financing markets that are beyond our control, including liquidity and credit spreads. There can be no assurance that leveraged financing will be available to us on favorable terms or that, among other factors, the terms of such financing will parallel the maturities of the underlying assets acquired. If our strategy is not viable, we will have to find alternative forms of long-term financing for our assets, as secured revolving credit facilities and repurchase facilities may not accommodate long-term financing. This could subject us to more restrictive recourse indebtedness and the risk that debt service on less efficient forms of financing would require a larger portion of our cash flows, thereby reducing cash available for distribution to our stockholders, for our operations and for future business opportunities. If alternative financing is not available, we may have to liquidate assets at unfavorable prices to pay off such financing. Our return on our investments and cash available for distribution to our stockholders may be reduced to the extent that changes in market conditions cause the cost of our financing to increase relative to the income that we can derive from the assets we acquire.

Short-term borrowing through repurchase agreements, bank credit facilities and warehouse facilities may put our assets and financial condition at risk. Repurchase agreements economically resemble short-term, variable-rate financing and usually require the maintenance of specific loan-to-collateral value ratios. If the market value of the assets subject to a repurchase agreement decline, we may be required to provide additional collateral or make cash payments to maintain the loan to collateral value ratio. If we are unable to provide such collateral or cash repayments, we may lose our economic interest in the underlying assets. Further, credit facility providers and warehouse facility providers may require us to maintain a certain amount of cash reserves or to set aside unleveraged assets sufficient to maintain a specified liquidity position that would allow us to satisfy our collateral obligations. In addition, such short-term borrowing facilities may limit the length of time that any given asset may be used as eligible collateral. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on assets. In the event that we are unable to meet these collateral obligations, our financial condition could deteriorate rapidly.

We may not be able to acquire eligible investments for a CDO issuance or may not be able to issue CDO securities on attractive terms, either of which may require us to seek more costly financing for our investments or to liquidate assets.

We may use short-term financing arrangements to finance the acquisition of instruments until a sufficient quantity is accumulated, at which time we may refinance these lines through a securitization, such as a CDO issuance, or other long-term financing. As a result, we are subject to the risk that we will not be able to acquire, during the period that our short-term financing is available, a sufficient amount of eligible assets to maximize the efficiency of a CDO issuance. In addition, conditions in the capital markets may make the issuance of CDOs less attractive to us when we have accumulated a sufficient pool of collateral. If we are unable to issue a CDO to finance these assets, we may be required to seek other forms of potentially less attractive financing or liquidate the assets. In addition, while we generally will retain the equity component, or below investment grade component, of such CDOs and, therefore, still have exposure to any investments included in such securitizations, our inability to enter into securitization transactions will increase our overall exposure to risks associated with ownership of such investments, including the risk of default under warehouse facilities, bank credit facilities and repurchase agreements discussed above.

The use of CDO financings with over-collateralization requirements may have a negative impact on our cash flow.

We expect that the terms of CDOs we may issue will generally provide that the principal amount of assets must exceed the principal balance of the related bonds by a certain amount, commonly referred to as “over-collateralization.” We anticipate that the CDO terms will provide that, if certain delinquencies and/or losses exceed specified levels, which we will establish based on the analysis by the rating agencies (or any financial guaranty insurer) of the characteristics of the assets collateralizing the bonds, the required level of over-collateralization may be increased or may be prevented from decreasing as would otherwise be permitted had losses or delinquencies not exceeded those levels. Other tests (based on delinquency levels or other criteria) may restrict our ability to receive net income from assets collateralizing the obligations. We cannot assure our stockholders that the performance tests will be satisfied. In advance of completing negotiations with the rating agencies or other key transaction parties on our future CDO financings, we cannot assure our stockholders of the actual terms of the CDO delinquency tests, over-collateralization terms, cash flow release mechanisms or other significant factors regarding the calculation of net income to us. Failure to obtain favorable terms with regard to these matters may materially and adversely affect the availability of net income to us. If our assets fail to perform as anticipated, our over-collateralization or other credit enhancement expense associated with our CDO financings will increase.

We may be required to repurchase loans that we have sold or to indemnify holders of CDOs we issue.

If any of the loans we originate or acquire and sell or securitize do not comply with representations and warranties that we make about certain characteristics of the loans, the borrowers and the underlying properties, we may be required to repurchase those loans (including from a trust vehicle used to facilitate a structured financing of the assets through CDOs) or replace them with substitute loans. In addition, in the case of loans that we have sold instead of retained, we may be required to indemnify persons for losses or expenses incurred as a result of a breach of a representation or warranty. Repurchased loans typically require a significant allocation of working capital to be carried on our books, and our ability to borrow against such assets may be limited. Any significant repurchases or indemnification payments could materially and adversely affect our financial condition and operating results.

High mortgage rates may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire, our net income and the amount of cash distributions we can make.

If mortgage debt is unavailable at reasonable rates, we may not be able to finance the purchase of real properties. If we place mortgage debt on properties, we run the risk of being unable to refinance the properties when the loans becomes due, or of being unable to refinance on favorable terms. If interest rates are higher when we refinance the properties, our income could be reduced. We may be unable to refinance properties. If any of these events occurs, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to our stockholders and may hinder our ability to raise more capital by issuing more stock or by borrowing more money.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.

When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan agreements we enter may contain covenants that limit our ability to further mortgage a property or that prohibit us from discontinuing insurance coverage or replacing KBS Capital Advisors as our advisor. These or other limitations would decrease our operating flexibility and our ability to achieve our operating objectives.

In a period of rising interest rates, our interest expense could increase while the interest we earn on our fixed-rate assets would not change, which would adversely affect our profitability.

Our operating results will depend in large part on differences between the income from our assets, net of credit losses and financing costs. Income from our assets may respond more slowly to interest rate fluctuations than the cost of our borrowings. Consequently, changes in interest rates, particularly short-term interest rates, may significantly influence our net income. Increases in these rates will tend to decrease our net income and market value of our assets. Interest rate fluctuations resulting in our interest expense exceeding our interest income would result in operating losses for us and may limit our ability to make distributions to our stockholders. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments at times that may not permit realization of the maximum return on such investments.

We have broad authority to incur debt and high debt levels could hinder our ability to make distributions and decrease the value of our stockholders’ investment.

Our policies do not limit us from incurring debt until our borrowings would exceed 75% of the cost of our tangible assets, and we may exceed this limit with the approval of the conflicts committee of our board of directors. High debt levels would cause us to incur higher interest charges and higher debt service payments and could also be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of our stockholders’ investment.

Risks Related to U.S. Government Programs

We operate in a highly competitive market for investment opportunities and competition with the U.S. government and others for discounted real estate-related assets may limit our ability to acquire desirable assets and could also affect the pricing of these assets.

In light of the Emergency Economic Stabilization Act of 2008 or the EESA, we may compete for the purchase of discounted real estate-related assets with the U.S. government. The EESA authorized the U.S. Secretary of the Treasury to create a Troubled Asset Relief Program (“TARP”) to, among other things, purchase up to $700 billion in residential and commercial mortgage related assets from financial institutions. The degree of ongoing U.S. government competition is unclear due to the evolving nature of the incentives and programs to be implemented as a part of the U.S. government’s efforts to ease the burden such discounted assets place on financial institutions. In addition, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was signed into law in February 2009. ARRA includes a variety of programs intended to stimulate the economy, but ARAA also imposes certain new executive compensation and corporate expenditure limits on all current and future TARP recipients.

Like the possible entry of new competitors, including competitors that historically have focused on the acquisition of asset types other than discounted real estate-related assets, and the expected increase in competition from current market participants, the ongoing or increased competition from the U.S. government may reduce our access to discounted real estate-related asset opportunities. Aggressive pricing by our competitors could raise the price of such discounted real estate-related assets above levels that we are willing to pay, which could reduce the amount of such assets suitable for us to purchase or, if purchased by us, reduce the profits, if any, generated by such assets. If we are unable to purchase discounted real estate-related assets at favorable prices or at all, our revenues and our ability to cover operating expenses may be adversely impacted, which would reduce the return on our stockholders’ investment.

We may face competition from Public-Private Investment Funds or PPIFs.

On March 23, 2009, the U.S. Treasury, in conjunction with the FDIC, announced the creation of the Public-Private Investment Program or PPIP. The PPIP is designed to encourage the transfer of certain illiquid legacy real estate related assets off of the balance sheets of financial institutions and is composed of two programs, the Legacy Loans Program and the Legacy Securities Program. As proposed, PPIFs under the Legacy Loans Program may be established to purchase troubled loans from insured depository institutions. To date, the FDIC has announced only one pilot transaction under the Legacy Loans Program. However, eight pre-qualified unaffiliated third-party fund managers chosen by the U.S. Treasury have formed PPIFs for the Legacy Securities Program and are currently in the market purchasing legacy non-agency RMBS and legacy CMBS that were originally AAA-rated and issued prior to 2009. The Legacy Securities Program is expected to have a term of no more than 10 years, unless extended. Legacy Securities PPIFs have access to equity capital and debt financing from the U.S. Treasury and Legacy Loans PPIFs will have access to equity capital from the U.S. Treasury or the FDIC as well as debt financing provided or guaranteed by the U.S. government. The PPIP may increase competition from PPIFs and reduce our access to discounted real estate-related asset opportunities.

Our business may not benefit from the actions of the U.S. government, the Federal Reserve and the U.S. Treasury, including the establishment of the TALF and the PPIP, or from further government or market developments, any of which could materially and adversely impact our business.

In November 2008, the Federal Reserve first announced the TALF program. Since that time, the TALF has been expanded in size and scope. Under the TALF, the FRBNY makes loans (which, with certain exceptions, are non-recourse) to borrowers to fund their purchase of eligible assets, currently certain asset-backed securities. The nature of the eligible assets has been expanded several times. Beginning in June 2009, the TALF was expanded to include certain high-quality newly-issued CMBS as eligible assets and beginning in July 2009, the TALF was further expanded to include certain highly-rated legacy CMBS issued before January 1, 2009. At present, TALF loans secured by CMBS have either three-year or five-year terms, have interest due monthly, are exempt from mark to market rules and margin calls related to a decrease in the underlying collateral value, are pre-payable in whole or in part, and prohibit the substitution of any underlying collateral. Payments of principal on the collateral underlying a TALF loan are required to be applied to reduce the loan’s principal amount pro rata based upon the original loan-to-value ratio. Terms of the general TALF program may be modified by the FRBNY at any time. Accordingly, we may not be able to acquire assets through the TALF on favorable terms or at all.

The U.S. Congress and/or various states and local legislatures may enact additional legislation or regulatory action designed to address the current economic crisis or for other purposes that could have a material adverse effect on our ability to execute our business strategies. It is not possible to predict how the TALF, PPIP or other recent U.S. government actions will impact the financial markets, including current significant levels of volatility, or our future investments. To the extent the market does not respond favorably to these initiatives or they do not function as intended, they may not provide our business the positive impact we anticipate. We can provide no assurance that we will be eligible to use these programs or, if eligible, will be able to utilize them successfully. Further, the incentives provided by these programs may increase competition for, and the pricing of, our assets.

In addition, the U.S. government, the Federal Reserve, the U.S. Treasury and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis. There can be no assurances that such actions will have a beneficial impact on the financial markets, including the current extreme levels of volatility. Additionally, we cannot predict whether or when such actions may occur, and such actions could have a material adverse impact on our business, results of operations and financial condition.

There is no assurance that we will be able to obtain any TALF loans.

The TALF is operated by the FRBNY. If we choose to seek access to the TALF, the FRBNY has complete discretion regarding the extension of credit under the TALF and is under no obligation to make any loans to us even if we meet all of the applicable criteria. Requests for TALF loans may surpass the amount of funding authorized by the Federal Reserve and the U.S. Treasury, resulting in an early termination of the TALF. Depending on the demand for TALF loans and the general state of the credit markets, the Federal Reserve and the U.S. Treasury may decide to modify the terms and conditions of the TALF. Such actions may adversely affect our ability to obtain TALF loans and use the loan leverage to enhance our returns, and may otherwise affect expected returns on our investments.

To the extent we rely on TALF financing for a portion of our assets, we will be dependent on the activities of our primary dealers.

To obtain TALF loans, we must execute a customer agreement with at least one primary dealer, which will act on our behalf under the agreement with the FRBNY. The primary dealer will submit aggregate loan request amounts on behalf of its customers in the form and manner specified by the FRBNY. Each primary dealer is required to apply its internal customer identification program and due diligence procedures to each borrower, to represent that each borrower is an eligible borrower for purposes of the TALF, and to provide the FRBNY with information sufficient to describe the dealer’s customer risk assessment methodology. These customer agreements may impose additional requirements that could affect our ability to obtain TALF loans. Each primary dealer is expected to have relationships with other TALF borrowers, and a primary dealer may allocate more resources toward assisting other borrowers with whom it has other business dealings. Primary dealers are also responsible for distributing principal and interest after receipt thereof from The Bank of New York Mellon, as custodian for the TALF. Once funds or collateral are transferred to a primary dealer or at the direction of a primary dealer, neither the custodian nor the FRBNY has any obligation to account for whether the funds or collateral are transferred to the borrower. We will therefore be exposed to bankruptcy risk of our primary dealers.

The terms and conditions of the TALF may change, which could adversely affect our investments.

The terms and conditions of the TALF, including asset and borrower eligibility, could be changed at any time. Any such modifications may adversely affect the market value of any of our assets financed through the TALF and otherwise or our ability to obtain additional TALF financing. The TALF is scheduled to expire on March 31, 2010 for legacy CMBS and asset-backed securities other than CMBS, and on June 30, 2010 for newly-issued CMBS, unless extended. If the TALF is prematurely discontinued or reduced while our assets financed through the TALF are still outstanding, there may be no market for these assets and the market value of these assets could be adversely affected.

Federal Income Tax Risks

Failure to qualify as a REIT would reduce our net earnings available for investment or distribution.

Our qualification as a REIT will depend upon our ability to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets and other tests imposed by the Internal Revenue Code. If we fail to qualify as a REIT for any taxable year after electing REIT status, we will be subject to federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends paid deduction and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

Failure to qualify as a REIT would subject us to federal income tax, which would reduce the cash available for distribution to our stockholders.

We expect to operate in a manner that will allow us to qualify as a REIT for federal income tax purposes commencing with our taxable year ending December 31, 2010. However, the federal income tax laws governing REITs are extremely complex, and interpretations of the federal income tax laws governing qualification as a REIT are limited. Qualifying as a REIT requires us to meet various tests regarding the nature of our assets and our income, the ownership of our outstanding stock, and the amount of our distributions on an ongoing basis. While we intend to operate so that we will qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, including the tax treatment of certain investments we may make, and the possibility of future changes in our circumstances, no assurance can be given that we will so qualify for any particular year. If we fail to qualify as a REIT in any calendar year and we do not qualify for certain statutory relief provisions, we would be required to pay federal income tax on our taxable income. We might need to borrow money or sell assets to pay that tax. Our payment of income tax would decrease the amount of our income available for distribution to our stockholders. Furthermore, if we fail to maintain our qualification as a REIT and we do not qualify for certain statutory relief provisions, we no longer would be required to distribute substantially all of our REIT taxable income to our stockholders. Unless our failure to qualify as a REIT were excused under federal tax laws, we would be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost.

Our stockholders may have current tax liability on distributions they elect to reinvest in our common stock.

If our stockholders participate in our dividend reinvestment plan, they will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. In addition, our stockholders will be treated for tax purposes as having received an additional distribution to the extent the shares are purchased at a discount to fair market value. As a result, unless our stockholders are tax-exempt entities, they may have to use funds from other sources to pay their tax liability on the value of the shares of common stock received.

Even if we qualify as a REIT for federal income tax purposes, we may be subject to other tax liabilities that reduce our cash flow and our ability to make distributions to our stockholders.

Even if we qualify as a REIT for federal income tax purposes, we may be subject to some federal, state and local taxes on our income or property. For example:

•

In order to qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income to our stockholders (which is determined without regard to the dividends-paid deduction or net capital gain). To the extent that we satisfy the distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on the undistributed income.

•

We will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions we pay in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years.

•

If we elect to treat property that we acquire in connection with a foreclosure of a mortgage loan or certain leasehold terminations as “foreclosure property,” we may avoid the 100% tax on gain from a resale of that property, but the income from the sale or operation of that property may be subject to corporate income tax at the highest applicable rate.

•

If we sell an asset, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of business, our gain would be subject to the 100% “prohibited transaction” tax unless such sale were made by one of our taxable REIT subsidiaries.

Our investments in debt instruments may cause us to recognize “phantom income” for federal income tax purposes even though no cash payments have been received on the debt instruments.

It is expected that we may acquire debt instruments in the secondary market for less than their face amount. The amount of such discount will generally be treated as “market discount” for federal income tax purposes. We may acquire distressed debt investments that are subsequently modified by agreement with the borrower. If the amendments to the outstanding debt are “significant modifications” under the applicable Treasury regulations, the modified debt may be considered to have been reissued to us in a debt-for-debt exchange with the borrower. This deemed reissuance may prevent the modified debt from qualifying as a good REIT asset if the underlying security has declined in value.

In general, we will be required to accrue original issue discount on a debt instrument as taxable income in accordance with applicable federal income tax rules even though no cash payments may be received on such debt instrument.

In the event a borrower with respect to a particular debt instrument encounters financial difficulty rendering it unable to pay stated interest as due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income. Similarly, we may be required to accrue interest income with respect to subordinate residential and commercial mortgage-backed securities at the stated rate regardless of when their corresponding cash payments are received.

As a result of these factors, there is a significant risk that we may recognize substantial taxable income in excess of cash available for distribution. In that event, we may need to borrow funds or take other action to satisfy the REIT distribution requirements for the taxable year in which this “phantom income” is recognized.

REIT distribution requirements could adversely affect our ability to execute our business plan.

We generally must distribute annually at least 90% of our REIT taxable income, subject to certain adjustments and excluding any net capital gain, in order for federal corporate income tax not to apply to earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on our undistributed REIT taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under federal tax laws. We intend to make distributions to our stockholders to comply with the REIT requirements of the Internal Revenue Code.

From time to time, we may generate taxable income greater than our taxable income for financial reporting purposes, or our taxable income may be greater than our cash flow available for distribution to stockholders (for example, where a borrower defers the payment of interest in cash pursuant to a contractual right or otherwise). If we do not have other funds available in these situations we could be required to borrow funds, sell investments at disadvantageous prices or find another alternative source of funds to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

To maintain our REIT status, we may be forced to forego otherwise attractive opportunities, which may delay or hinder our ability to meet our investment objectives and reduce our stockholders’ overall return.

To qualify as a REIT, we must satisfy certain tests on an ongoing basis concerning, among other things, the sources of our income, nature of our assets and the amounts we distribute to our stockholders. We may be required to make distributions to stockholders at times when it would be more advantageous to reinvest cash in our business or when we do not have funds readily available for distribution. Compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits and the value of our stockholders’ investment.

Potential characterization of distributions or gain on sale may be treated as unrelated business taxable income to tax-exempt investors.

If (i) all or a portion of our assets are subject to the rules relating to taxable mortgage pools, (ii) we are a “pension-held REIT,” (iii) a tax-exempt stockholder has incurred debt to purchase or hold our common stock, or (iv) the residual Real Estate Mortgage Investment Conduit interests, or REMICs, we buy (if any) generate “excess inclusion income,” then a portion of the distributions to and, in the case of a stockholder described in clause (iii), gains realized on the sale of common stock by such tax-exempt stockholder may be subject to federal income tax as unrelated business taxable income under the Internal Revenue Code.

The “taxable mortgage pool” rules may increase the taxes that we or our stockholders incur and may limit the manner in which we conduct securitizations or financing arrangements.

We may be deemed to be ourselves or make investments in entities that own or are themselves deemed to be taxable mortgage pools. As a REIT, provided that we own 100% of the equity interests in a taxable mortgage pool, we generally would not be adversely affected by the characterization of the securitization as a taxable mortgage pool. Certain categories of stockholders, however, such as foreign stockholders eligible for treaty or other benefits, stockholders with net operating losses, and certain tax-exempt stockholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their dividend income from us that is attributable to the taxable mortgage pool. In addition, to the extent that our stock is owned by tax-exempt “disqualified organizations,” such as certain government-related entities that are not subject to tax on unrelated business income, we will incur a corporate-level tax on a portion of our income from the taxable mortgage pool. In that case, we are authorized to reduce and intend to reduce the amount of our distributions to any disqualified organization whose stock ownership gave rise to the tax by the amount of such tax paid by us that is attributable to such stockholder’s ownership.

Similarly, certain of our securitizations or other borrowings could be considered to result in the creation of a taxable mortgage pool for federal income tax purposes. We intend to structure our securitization and financing arrangements as to not create a taxable mortgage pool. However, if we have borrowings with two or more maturities and (i) those borrowings are secured by mortgages or residential or commercial mortgage-backed securities and (ii) the payments made on the borrowings are related to the payments received on the underlying assets, then the borrowings and the pool of mortgages or residential or commercial mortgage-backed securities to which such borrowings relate may be classified as a taxable mortgage pool under the Internal Revenue Code. If any part of our investments were to be treated as a taxable mortgage pool, then our REIT status would not be impaired, provided we own 100% of such entity, but a portion of the taxable income we recognize may be characterized as “excess inclusion” income and allocated among our stockholders to the extent of and generally in proportion to the distributions we make to each stockholder. Any excess inclusion income would:

•	not be allowed to be offset by a stockholder’s net operating losses;

•	be subject to a tax as unrelated business income if a stockholder were a tax-exempt stockholder;

•

be subject to the application of federal income tax withholding at the maximum rate (without reduction for any otherwise applicable income tax treaty) with respect to amounts allocable to foreign stockholders; and

•

be taxable (at the highest corporate tax rate) to us, rather than to our stockholders, to the extent the excess inclusion income relates to stock held by disqualified organizations (generally, tax-exempt companies not subject to tax on unrelated business income, including governmental organizations).

The tax on prohibited transactions will limit our ability to engage in transactions, including certain methods of securitizing mortgage loans, that would be treated as sales for federal income tax purposes.

A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of assets, other than foreclosure property, deemed held primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we were to dispose of or securitize loans in a manner that was treated as a sale of the loans for federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales of loans at the REIT level, and may limit the structures we utilize for our securitization transactions, even though the sales or structures might otherwise be beneficial to us.

It may be possible to reduce the impact of the prohibited transaction tax by conducting certain activities through taxable REIT subsidiaries. However, to the extent that we engage in such activities through taxable REIT subsidiaries, the income associated with such activities may be subject to full corporate income tax.

Complying with REIT requirements may force us to liquidate otherwise attractive investments.

To qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and residential and commercial mortgage-backed securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

Liquidation of assets may jeopardize our REIT qualification.

To qualify as a REIT, we must comply with requirements regarding our assets and our sources of income. If we are compelled to liquidate our investments to repay obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our qualification as a REIT, or we may be subject to a 100% tax on any resultant gain if we sell assets that are treated as dealer property or inventory.

Characterization of any repurchase agreements we enter into to finance our investments as sales for tax purposes rather than as secured lending transactions would adversely affect our ability to qualify as a REIT.

We may enter into repurchase agreements with a variety of counterparties to achieve our desired amount of leverage for the assets in which we invest. When we enter into a repurchase agreement, we generally sell assets to our counterparty to the agreement and receive cash from the counterparty. The counterparty is obligated to resell the assets back to us at the end of the term of the transaction. We believe that for federal income tax purposes we will be treated as the owner of the assets that are the subject of repurchase agreements and that the repurchase agreements will be treated as secured lending transactions notwithstanding that such agreement may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the Internal Revenue Service could successfully assert that we did not own these assets during the term of the repurchase agreements, in which case we could fail to qualify as a REIT if tax ownership of these assets was necessary for us to meet the income and/or asset tests.

Complying with REIT requirements may limit our ability to hedge effectively.

The REIT provisions of the Internal Revenue Code may limit our ability to hedge our assets and operations. Under these provisions, any income that we generate from transactions intended to hedge our interest rate, inflation and/or currency risks will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if the instrument hedges (i) interest rate risk on liabilities incurred to carry or acquire real estate or (ii) risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the REIT 75% or 95% gross income tests, and such instrument is properly identified under applicable Treasury Regulations. Income from hedging transactions that do not meet these requirements will generally constitute nonqualifying income for purposes of both the REIT 75% and 95% gross income tests. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes than we would otherwise incur.

Ownership limitations may restrict change of control or business combination opportunities in which our stockholders might receive a premium for their shares.

In order for us to qualify as a REIT for each taxable year after 2010, no more than 50% in value of our outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals during the last half of any calendar year. “Individuals” for this purpose include natural persons, and some entities such as private foundations. To preserve our REIT qualification, our charter generally prohibits any person from directly or indirectly owning more than 9.8% in value of our capital stock. This ownership limitation could have the effect of discouraging a takeover or other transaction in which holders of our common stock might receive a premium for their shares over the then prevailing market price or which holders might believe to be otherwise in their best interests.

Our ownership of and relationship with our taxable REIT subsidiaries will be limited and a failure to comply with the limits would jeopardize our REIT status and may result in the application of a 100% excise tax.

A REIT may own up to 100% of the stock of one or more taxable REIT subsidiaries. A taxable REIT subsidiary may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a taxable REIT subsidiary. A corporation of which a taxable REIT subsidiary directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a taxable REIT subsidiary. Overall, no more than 25% of the value of a REIT’s assets may consist of stock or securities of one or more taxable REIT subsidiaries. A domestic taxable REIT subsidiary will pay federal, state and local income tax at regular corporate rates on any income that it earns. In addition, the taxable REIT subsidiary rules limit the deductibility of interest paid or accrued by a taxable REIT subsidiary to its parent REIT to assure that the taxable REIT subsidiary is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm’s-length basis. We cannot assure our stockholders that we will be able to comply with the 25% value limitation on ownership of taxable REIT subsidiary stock and securities on an ongoing basis so as to maintain REIT status or to avoid application of the 100% excise tax imposed on certain non-arm’s length transactions.

The Internal Revenue Service may challenge our characterization of certain income from offshore taxable REIT subsidiaries.

We may form offshore corporate entities treated as taxable REIT subsidiaries. If we form such subsidiaries, we may receive certain “income inclusions” with respect to our equity investments in these entities. We intend to treat such income inclusions, to the extent matched by repatriations of cash in the same taxable year, as qualifying income for purposes of the 95% gross income test but not the 75% gross income test. Because there is no clear precedent with respect to the qualification of such income inclusions for purposes of the REIT gross income tests, no assurance can be given that the Internal Revenue Service will not assert a contrary position. If such income does not qualify for the 95% gross income test, we could be subject to a penalty tax or we could fail to qualify as a REIT, in both events only if such inclusions (along with certain other non-qualifying income) exceed 5% of our gross income.

If our CDO issuers that are taxable REIT subsidiaries are subject to federal income tax at the entity level, it would greatly reduce the amounts those entities would have available to distribute to us and to pay their creditors.

There is a specific exemption from federal income tax for non-U.S. corporations that restrict their activities in the United States to trading stock and securities (or any activity closely related thereto) for their own account whether such trading (or such other activity) is conducted by the corporation or its employees through a resident broker, commission agent, custodian or other agent. We intend that any of our CDO issuers that are taxable REIT subsidiaries will rely on that exemption or otherwise operate in a manner so that they will not be subject to federal income tax on their net income at the entity level. If the Internal Revenue Service were to succeed in challenging that tax treatment, it could greatly reduce the amount that those CDO issuers would have available to distribute to us and to pay to their creditors.

We may be subject to adverse legislative or regulatory tax changes.

At any time, the federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be amended. We cannot predict when or if any new federal income tax law, regulation or administrative interpretation, or any amendment to any existing federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation or interpretation may take effect retroactively. We and our stockholders could be adversely affected by any such change in, or any new, federal income tax law, regulation or administrative interpretation.

Dividends payable by REITs do not qualify for the reduced tax rates.

Legislation enacted in 2003 and modified in 2005 generally reduces the maximum tax rate for dividends payable to domestic stockholders that are individuals, trusts and estates to 15% (through 2010). Dividends payable by REITs, however, are generally not eligible for the reduced rates. Although this legislation does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in stock of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.

Retirement Plan Risks

If the fiduciary of an employee pension benefit plan subject to ERISA (such as profit sharing, Section 401(k) or pension plan) or any other retirement plan or account fails to meet the fiduciary and other standards under ERISA or the Internal Revenue Code as a result of an investment in our shares, the fiduciary could be subject to criminal and civil penalties.

There are special considerations that apply to employee benefit plans subject to the Employee Retirement Income Security Act (“ERISA”) (such as profit sharing, Section 401(k) or pension plans) and other retirement plans or accounts subject to Section 4975 of the Internal Revenue Code (such as an IRA) that are investing in our shares. Fiduciaries investing the assets of such a plan or account in our common stock should satisfy themselves that:

•	the investment is consistent with their fiduciary and other obligations under ERISA and the Internal Revenue Code;

•	the investment is made in accordance with the documents and instruments governing the plan or IRA, including the plan’s or account’s investment policy;

•	the investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and the Internal Revenue Code;

•	the investment in our shares, for which no public market currently exists, is consistent with the liquidity needs of the plan or IRA;

•	the investment will not produce an unacceptable amount of “unrelated business taxable income” for the plan or IRA;

•	our stockholders will be able to comply with the requirements under ERISA and the Internal Revenue Code to value the assets of the plan IRA annually; and

•	the investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code.

With respect to the annual valuation requirements described above, we will provide an estimated value for our shares annually. Our advisor has indicated that it intends to use the most recent price paid to acquire a share in our ongoing initial public offering (ignoring purchase price discounts for certain categories of purchasers) or a follow-on public offering as its estimated per share value of our shares until we have completed our offering stage. We will consider our offering stage complete when we are no longer publicly offering equity securities – whether through our initial public offering or follow-on offerings – and have not done so for 18 months. This estimated value is not likely to reflect the proceeds you would receive upon our liquidation or upon the sale of your shares. Accordingly, we can make no assurances that such estimated value will satisfy the applicable annual valuation requirements under ERISA and the Internal Revenue Code. The Department of Labor or the Internal Revenue Service may determine that a plan fiduciary or an IRA custodian is required to take further steps to determine the value of our common shares. In the absence of an appropriate determination of value, a plan fiduciary or an IRA custodian may be subject to damages, penalties or other sanctions. See Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities – Market Information” of this Annual Report on Form 10-K.

Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA and the Internal Revenue Code may result in the imposition of civil and criminal penalties and could subject the fiduciary to claims for damages or for equitable remedies. In addition, if an investment in our shares constitutes a prohibited transaction under ERISA or the Internal Revenue Code, the fiduciary or IRA owner who authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount invested. In the case of a prohibited transaction involving an IRA owner, the IRA may be disqualified and all of the assets of the IRA may be deemed distributed and subjected to tax. ERISA plan fiduciaries and IRA custodians should consult with counsel before making an investment in our common shares.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

We have no unresolved staff comments.

ITEM 2.	PROPERTIES

Our principal executive offices are located at 620 Newport Center Drive, Suite 1300, Newport Beach, California 92660. Our telephone number, general facsimile number and web address are (949) 417-6500, (949) 417-6520 and www.kbsstrategicopportunityreit.com, respectively.

We intend to invest in and manage a diverse portfolio of real estate-related loans, real estate-related debt securities and other real estate-related assets, including direct investments in opportunistic real estate. As of March 11, 2010, we had not broken escrow in our initial public offering. We also had not originated, acquired or contracted to make any investments nor had we identified any assets in which there is a reasonable probability that we will invest.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stockholder Information

As of March 11, 2010, we had 20,000 shares of common stock outstanding held by one stockholder. The number of stockholders is based on the records of DST Systems, Inc., who serves as our transfer agent.

Market Information

No public market currently exists for our shares of common stock, and we currently have no plans to list our shares on a national securities exchange. Until our shares are listed, if ever, our stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase requirements. In addition, our charter prohibits the ownership of more than 9.8% of our stock, unless exempted by our board of directors. Consequently, there is the risk that our stockholders may not be able to sell their shares at a time or price acceptable to them.

To assist the Financial Industry Regulatory Authority (“FINRA”) members and their associated persons that participate in the initial public offering of our common stock, pursuant to FINRA Conduct Rule 5110, we will disclose in each annual report distributed to stockholders a per share estimated value of our shares, the method by which it was developed, and the date of the data used to develop the estimated value. In addition, KBS Capital Advisors, our advisor, will prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares. For this purpose, the estimated value of our shares of common stock is $10 per share as of December 31, 2009. The basis for this valuation is the current public offering price of $10 per share (ignoring purchase price discounts for certain categories of purchasers). Our advisor has indicated that it intends to use the most recent price paid to acquire a share in our initial public offering (ignoring purchase price discounts for certain categories of purchasers) or a follow-on public offering as its estimated per share value of our shares until we have completed our offering stage. We will consider our offering stage complete when we are no longer publicly offering equity securities – whether through our initial public offering or follow-on public offerings – and have not done so for 18 months. If our board of directors determines that it is in our best interest, we may conduct follow-on offerings upon the termination of our initial public offering. Our charter does not restrict our ability to conduct offerings in the future. (For purposes of this definition, we do not consider a “public equity offering” to include offerings on behalf of selling stockholders or offerings related to a dividend reinvestment plan, employee benefit plan or the redemption of interests in our Operating Partnership.)

Although the initial estimated value represents the price at which most investors will purchase shares in our primary offering, this reported value will likely differ from the price at which a stockholder could resell his or her shares because (i) there is no public trading market for the shares at this time; (ii) the estimated value does not reflect, and is not derived from, the fair market value of our assets, nor will it represent the amount of net proceeds that would result from an immediate liquidation of our assets, because the amount of proceeds available for investment from an offering will be net of selling commissions, dealer manager fees, other organization and offering costs and acquisition and origination fees and expenses; (iii) the estimated value does not take into account how market fluctuations will affect the value of our investments, including how the current disruptions in the financial and real estate markets may affect the values of our investments; and (iv) the estimated value does not take into account how developments related to individual assets may increase or decrease the value of our portfolio.

Distribution Information

We will declare distributions when our board of directors determines we have sufficient cash flow. During our offering stage, we expect that we will fund any distributions from interest income on our debt investments, rental income from our real property investments, and to the extent we acquire investments with short maturities or investments that are close to maturity, we may fund distributions with the proceeds received at the maturity, payoff or settlement of those investments. Upon completion of our offering stage, we expect to fund distributions from interest and rental income on investments, the maturity, payoff or settlement of investments and from strategic sales of loans, debt securities, properties and other assets. We do not expect to make significant asset sales (and concomitant distributions) during our offering stage because, as a REIT, we will generally have to hold our assets for two years in order to meet the safe harbor to avoid a 100% prohibited transactions tax, unless such assets are held through a TRS or other taxable corporation. At such time as we have assets that we have held for at least two years, we anticipate that we may authorize and declare distributions based on gains on asset sales monthly, to the extent we close on the sale of one or more assets and the board of directors does not determine to reinvest the proceeds of such sales. Because we intend to fund distributions from cash flow, we do not expect our board of directors to declare distributions on a set monthly or quarterly basis. Rather, our board of directors will declare distributions from time to time based on cash flow from our investments and our investment activities.

To maintain our qualification as a REIT, we must make aggregate annual distributions to our stockholders of at least 90% of our REIT taxable income (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). If we meet the REIT qualification requirements, we generally will not be subject to federal income tax on the income that we distribute to our stockholders each year. In general, we anticipate making distributions to our stockholders of at least 100% of our REIT taxable income so that none of our income is subject to federal income tax. Our board of directors may authorize distributions in excess of those required for us to maintain REIT status depending on our financial condition and such other factors as our board of directors deems relevant.

Our distribution policy is not to use sources other than cash flow from operations and investment activities to pay distributions. However, our organizational documents do not restrict us from paying distributions from any source nor do our organizational documents restrict the amount of distributions we may pay from any source, including proceeds from our ongoing initial public offering or the proceeds from the issuance of securities in the future, third-party borrowings, advances from our advisor or sponsors or from our advisor’s deferral of its fees under the advisory agreement. From time to time, we may generate taxable income greater than our taxable income for financial reporting purposes, or our taxable income may be greater than our cash flow available for distribution to stockholders. In these situations we may make distributions in excess of our cash flow from operations and investment activities to satisfy the REIT distribution requirement described above. In such event, we would look first to third party borrowings to fund these distributions.

We have not established a minimum distribution level, and our charter does not require that we make distributions to our stockholders.

Use of Proceeds from Sales of Registered Securities and Unregistered Sales of Equity Securities

On November 20, 2009, our Registration Statement on Form S-11 (File No. 333-156633), covering a public offering of up to 140,000,000 shares of common stock, was declared effective under the Securities Act of 1933. We commenced our initial public offering on November 20, 2009 upon retaining KBS Capital Markets Group LLC, an affiliate of our advisor, as the dealer manager of our offering. We are offering 100,000,000 shares of common stock in our primary offering at an aggregate offering price of up to $1.0 billion, or $10.00 per share with discounts available to certain categories of purchasers. The 40,000,000 shares offered under our dividend reinvestment plan are initially being offered at an aggregate offering price of $380 million, or $9.50 per share. We expect to sell the shares registered in our primary offering within one year of breaking escrow. If we have not sold all of the shares within one year of breaking escrow, we may continue our initial public offering until November 20, 2012. Under rules promulgated by the SEC, in some circumstances we could continue our primary offering until as late as May 19, 2013. We may sell shares under the dividend reinvestment plan beyond the termination of the primary offering until we have sold all the shares under the plan.

As of March 11, 2010, we had not broken escrow in our initial public offering. As such, no dealer manager fees or selling commissions have been paid or incurred in connection with the sale of shares in the offering. As of December 31, 2009, KBS Capital Advisors LLC, our advisor, has incurred organization and offering costs on our behalf of approximately $1.9 million. These costs are not recorded in our financial statements as of December 31, 2009 because such costs are not a liability to us until we have raised the minimum offering amount in the initial public offering, and such costs will only become a liability to us to the extent selling commissions, dealer manager fees and other organization and offering costs do not exceed 15% of the gross proceeds of the offering.

We expect to use substantially all of the net proceeds from our ongoing initial public offering to invest in and manage a diverse portfolio of real estate-related loans, real estate-related debt securities and other real estate-related investments. We may use the net proceeds from the sale of shares under our dividend reinvestment plan for general corporate purposes, including, but not limited to, the repurchase of shares under our share redemption program; reserves required by any financings of our investments; future funding obligations under any real estate loans receivable we acquire; the acquisition or origination of assets, which would include payment of acquisition and origination fees to our advisor; the repayment of debt; and expenses related to our investments, such as purchasing a loan senior to ours to protect our junior position in the event of a default by the borrower on the senior loan, making protective advances to preserve collateral securing a loan, or making capital and tenant improvements or paying leasing costs and commissions related to real property.

During the fiscal year ended December 31, 2009, we did not sell any equity securities that were not registered under the Securities Act of 1933.

Share Redemption Program

We have adopted a share redemption program that may enable future stockholders to sell their shares to us in limited circumstances.

Pursuant to the share redemption program, as amended to date, there are several limitations on our ability to redeem shares:

•

Unless the shares are being redeemed in connection with a stockholder’s death, or “qualifying disability” (as defined under the share redemption program) or “determination of incompetence” (as defined under the share redemption program), we may not redeem shares until the stockholder has held his or her shares for one year.

•

During any calendar year, the share redemption program limits the number of shares we may redeem to those that we could purchase with the amount of the net proceeds from the sale of shares under the dividend reinvestment plan during the prior calendar year.

•	During any calendar year, we may redeem no more than 5% of the weighted-average number of shares outstanding during the prior calendar year.

•

We have no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.

Under the program, we will initially redeem shares as follows:

•	The lower of $9.25 or 92.5% of the price paid to acquire the shares from us for stockholders who have held their shares for at least one year;

•	The lower of $9.50 or 95.0% of the price paid to acquire the shares from us for stockholders who have held their shares for at least two years;

•	The lower of $9.75 or 97.5% of the price paid to acquire the shares from us for stockholders who have held their shares for at least three years;

•	The lower of $10.00 or the price paid to acquire the shares from us for stockholders who have held their shares for at least four years.

Notwithstanding the above, the redemption price for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” will initially be the amount paid to acquire the shares from us. Furthermore, once we establish an estimated value per share of our common stock, the redemption price per share for all stockholders will be equal to the estimated value per share, as determined by our advisor or another firm chosen for that purpose. We expect to establish an estimated value per share after the completion of our offering stage. We will consider our offering stage complete when we are no longer publicly offering equity securities – whether through our initial public offering or follow-on offerings – and have not done so for 18 months.

We may amend, suspend or terminate the program upon 30 days’ notice to our stockholders. We may provide this notice by including such information in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC, or by a separate mailing to our stockholders.

As of December 31, 2009, we had not repurchased any shares under our share redemption program because no shares were eligible for redemption.

ITEM 6.	SELECTED FINANCIAL DATA

	As of December 31,
	2009	2008
Balance sheet data
Total assets	$192,656	$200,000
Total stockholder’s equity	192,656	200,000

	For the Year Ended December 31, 2009
Operating data
Net loss	$(7,344)
Net loss per common share - basic and diluted	$(0.37)
Other data
Cash flows used in operations	$(7,344)
Weighted-average number of common shares outstanding, basic and diluted	20,000

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the “Selected Financial Data” above and our accompanying consolidated financial statements and the notes thereto. Also, see “Forward-Looking Statements” preceding Part I of this Annual Report on Form 10-K.

Overview

We were formed on October 8, 2008 as a Maryland corporation and intend to qualify as a real estate investment trust (“REIT”) beginning with the taxable year ending December 31, 2010. On January 8, 2009, we filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a minimum of 250,000 shares and a maximum of 140,000,000 shares of common stock for sale to the public, of which 100,000,000 shares were registered in our primary offering and 40,000,000 shares were registered under our dividend reinvestment plan. The SEC declared our registration statement effective on November 20, 2009 and we retained KBS Capital Markets Group LLC, an affiliate of our advisor, to serve as the dealer manager of the offering pursuant to a dealer manager agreement. The dealer manager is responsible for marketing our shares in the ongoing initial public offering.

We intend to use substantially all of the net proceeds from our ongoing initial public offering to invest in and manage a diverse portfolio of real estate-related loans, real estate-related debt securities and other real estate-related investments. Such investments will include the origination and acquisition of mortgage, mezzanine, bridge and other real estate-related loans, investments in real estate-related debt securities such as residential and commercial mortgage-backed securities and collateralized debt obligations and investments in opportunistic real estate. We may also invest in entities that make similar investments.

As of March 11, 2010, we had not broken escrow in our initial public offering or originated, acquired or contracted to make any investments. We also had not identified any assets in which there is a reasonable probability that we will invest.

KBS Capital Advisors LLC is our advisor. As our advisor, KBS Capital Advisors will manage our day-to-day operations and our portfolio of investments. KBS Capital Advisors also has the authority to make all of the decisions regarding our investments, subject to the limitations in our charter and the direction and oversight of our board of directors. KBS Capital Advisors will also provide asset-management, marketing, investor-relations and other administrative services on our behalf.

We intend to make an election to be taxed as a REIT under the Internal Revenue Code, beginning with the taxable year ending December 31, 2010. If we qualify as a REIT for federal income tax purposes, we generally will not be subject to federal income tax to the extent we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year after electing REIT status, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied. Such an event could materially and adversely affect our net income and cash available for distribution. However, we believe that we will be organized and will operate in a manner that will enable us to qualify for treatment as a REIT for federal income tax purposes beginning with our taxable year ending December 31, 2010, and we intend to continue to operate so as to remain qualified as a REIT for federal income tax purposes thereafter.

Market Outlook — Real Estate and Real Estate Finance Markets

During 2008 and 2009, significant and widespread concerns about credit risk and access to capital have been present in the global financial markets. Economies throughout the world have experienced substantially increased unemployment, sagging consumer confidence and a downturn in economic activity. As a result of the decline in general economic conditions, the U.S. commercial real estate industry has been experiencing deteriorating fundamentals, including rental rates, tenant defaults, tenant demands and overall occupancy, across all major property types and in most geographic markets. This has created a highly competitive leasing environment that will impact investments we make in opportunistic real estate as well as the collateral securing our real estate-related investments. If these challenging economic conditions continue, our liquidity and financial condition (as well as the liquidity and financial condition of our tenants and borrowers) may be adversely affected. For further discussion of current market conditions, see Part I, Item 1 “Market Outlook – Real Estate and Real Estate Finance Markets.”

Liquidity and Capital Resources

We are dependent upon the net proceeds from our ongoing initial public offering to conduct our proposed operations. We will obtain the capital required to purchase and originate real estate-related investments and conduct our operations from the proceeds of our ongoing initial public offering and any future offerings we may conduct, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. As of December 31, 2009, we have not made any investments, and our total assets consist of $192,656 of cash and cash equivalents.

We will not sell any shares in our initial public offering unless we raise a minimum of $2,500,000 in gross offering proceeds from persons who are not affiliated with us or our advisor. If we are unable to raise substantially more funds in the offering than the minimum offering amount, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate with the performance of the specific assets we acquire. Further, we will have certain fixed operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds in our initial public offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.

We currently have no outstanding debt. Once we have fully invested the proceeds of our initial public offering, we expect that our debt financing will be 30% or less of the cost of our investments, although it may exceed this level during our offering stage. Our charter does not limit us from incurring debt until our borrowings would exceed 75% of the cost of our tangible assets, though we may exceed this limit under certain circumstances.

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our advisor and the dealer manager. During our organization and offering stage, these payments will include payments to the dealer manager for selling commissions and the dealer manager fee and payments to the dealer manager and our advisor for reimbursement of certain organization and offering expenses. However, our advisor has agreed to reimburse us to the extent that selling commissions, the dealer manager fee and other organization and offering expenses incurred by us exceed 15% of our gross offering proceeds. During our acquisition and development stage, we expect to make payments to our advisor in connection with the selection and origination or purchase of investments, the management of our assets and costs incurred by our advisor in providing services to us. The advisory agreement has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of KBS Capital Advisors and our conflicts committee.

We intend to elect to be taxed as a REIT and to operate as a REIT beginning with our taxable year ending December 31, 2010. To maintain our qualification as a REIT, we will be required to make aggregate annual distributions to our stockholders of at least 90% of our REIT taxable income (computed without regard to the dividends paid deduction and excluding net capital gain). Our board of directors may authorize distributions in excess of those required for us to maintain REIT status depending on our financial condition and such other factors as our board of directors deems relevant. We have not established a minimum distribution level.

Results of Operations

We were formed on October 8, 2008 and, as of December 31, 2009, we have not commenced operations. We expect to use substantially all of the net proceeds from our ongoing initial public offering to invest in and manage a diverse portfolio of real estate-related loans, real estate-related debt securities and other real estate-related investments. We intend to originate and acquire mortgage, mezzanine, bridge and other real estate-related loans and to invest in real estate-related securities, such as residential and commercial mortgage-backed securities and collateralized debt obligations, and opportunistic real estate. In addition, we may acquire equity securities of companies that make investments similar to ours. We will not commence any significant operations until we have raised the minimum offering amount of $2,500,000 from persons who are not affiliated with us or our advisor. As of December 31, 2009, KBS Capital Advisors has incurred organization and offering expenses on our behalf of $1.9 million and general and administrative expenses on our behalf of $0.4 million. Our reimbursement to the advisor of these organization and offering costs and general and administrative expenses is contingent on us issuing the minimum number of shares in our ongoing initial public offering and therefore these costs are not our liabilities as of December 31, 2009. In addition, as of December 31, 2009, we have incurred $54,000 in independent director compensation. The payment of independent director compensation is also contingent upon us issuing the minimum number of shares in the offering; therefore, these expenses are not a liability to us as of December 31, 2009.

During the year ended December 31, 2009, we had a net loss of $7,344 due primarily to general and administrative costs of $7,463. These general and administrative costs consisted of bank fees incurred on our deposit accounts. We expect general and administrative costs to increase in the future based on a full year of operations as well as increased activity as we make investments.

Critical Accounting Policies

Below is a discussion of the accounting policies that management considers critical in that they involve significant management judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. These judgments will affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses.

Revenue Recognition

We will recognize interest income on real estate loans receivable on an accrual basis over the life of the investment using the interest method. Direct loan origination or acquisition fees and costs, as well as acquisition premiums or discounts, will be amortized over the term of the loan as an adjustment to interest income. We will place loans on nonaccrual status when any portion of principal or interest is 90 days past due, or earlier when concern exists as to the ultimate collection of principal or interest. When a loan is placed on nonaccrual status, we will reverse the accrual for unpaid interest and will not recognize interest income until the cash is received, or the loan returns to accrual status. Generally, a loan may be returned to accrual status when all delinquent principal and interest are brought current in accordance with the terms of the loan agreement and certain performance criteria have been met.

We will recognize interest income on loans purchased at discounts to face value where we expect to collect less than the contractual amounts due under the loan when that expectation is due, at least in part, to the credit quality of the borrower. Income is recognized at an interest rate equivalent to the estimated yield on the loan, as calculated using the carrying value of the loan and the expected cash flows. Changes in estimated cash flows are recognized through an adjustment to the yield on the loan on a prospective basis. Projecting cash flows for these types of loans requires a significant amount of assumptions and judgment, which may have a significant impact on the amount and timing of revenue recognized on these investments.

We will recognize interest income on real estate securities that are beneficial interests in securitized financial assets and are rated “AA” and above on an accrual basis according to the contractual terms of the securities. Discounts or premiums will be amortized to interest income over the life of the investment using the interest method.

We will recognize interest income on real estate securities that are beneficial interests in securitized financial assets that are rated below “AA” using the effective yield method, which requires us to periodically project estimated cash flows related to these securities and recognize interest income at an interest rate equivalent to the estimated yield on the security, as calculated using the security’s estimated cash flows and amortized cost basis, or reference amount. Changes in the estimated cash flows will be recognized through an adjustment to the yield on the security on a prospective basis. Projecting cash flows for these types of securities requires the use of a significant amount of assumptions and judgment, which may have a significant impact on the timing of revenue recognized on these investments.

Real Estate Loans Receivable and Loan Loss Reserves

Real estate loans will be classified as held for investment, available for sale or both, based on management’s intent and ability to hold the loans for the foreseeable future. Real estate loans held for investment will be recorded at amortized cost and evaluated for impairment at each balance sheet date. The amortized cost of a loan is the outstanding unpaid principal balance, net of unamortized acquisition premiums or discounts and unamortized costs and fees directly associated with the origination or acquisition of the loan. The amount of impairment, if any, will be measured by comparing the recorded amount of the loan to the present value of the expected cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral. If a loan is deemed to be impaired, we will record a loan loss reserve and a provision for loan losses to recognize impairment.

The reserve for loan losses is a valuation allowance that reflects management’s estimate of loan losses inherent in the loan portfolio as of the balance sheet date. The reserve will be increased through a charge to “Provision for loan losses” on our consolidated statements of operations and will be decreased by charge-offs to specific loans when losses are confirmed. The reserve for loan losses may include an asset-specific component and a portfolio-based component.

The asset-specific reserve component would relate to reserves for losses on loans considered impaired. We will consider a loan to be impaired when, based upon current information and events, we believe that it is probable that we will be unable to collect all amounts due under the contractual terms of the loan agreement. If we purchase a loan at a discount to face value and at the acquisition date we expect to collect less than the contractual amounts due under the terms of the loan based, at least in part, on our assessment of the credit quality of the borrower, we will consider such a loan to be impaired when, based upon current information and events, we believe that it is probable that we will be unable to collect all amounts we estimated to be collected at the time of acquisition. We will also consider a loan to be impaired if we grant the borrower a concession through a modification of the loan terms or if we expect to receive assets (including equity interests in the borrower) in partial satisfaction of the loan. A reserve will be established when the present value of payments expected to be received, observable market prices, the estimated fair value of the collateral (for loans that are dependent on the collateral for repayment) or amounts expected to be received in partial satisfaction of an impaired loan are lower than the carrying value of that loan.

The portfolio-based reserve component would cover the pool of loans that do not have asset-specific reserves. A provision for loan losses will be recorded when available information as of each balance sheet date indicates that it is probable that the pool of loans will recognize a loss and the amount of the loss can be reasonably estimated. Required reserve balances for this pool of loans will be derived from estimated probabilities of default and estimated loss severities assuming a default occurs. On a quarterly basis, our management will assign estimated probabilities of default and loss severities to each loan in the portfolio based on factors such as the debt service coverage of the underlying collateral, the estimated fair value of the collateral, the significance of the borrower’s investment in the collateral, the financial condition of the borrower and/or its sponsors, the likelihood that the borrower and/or its sponsors would allow the loan to default, our willingness and ability to step in as owner in the event of default, and other pertinent factors.

We will record real estate loans held for sale at the lower of amortized cost or fair value. We will determine fair value for loans held for sale by using current secondary market information for loans with similar terms and credit quality. If current secondary market information is not available, we will consider other factors in estimating fair value, including modeled valuations using assumptions we believe a reasonable market participant would use in valuing similar assets (assumptions may include loss rates, prepayment rates, interest rates and credit spreads). If fair value is lower than the amortized cost basis of the loan, we will record a valuation allowance to write the loan down to fair value.

Failure to recognize impairments would result in the overstatement of earnings and the carrying value of our real estate loans held for investment. Actual losses, if any, could differ from estimated amounts.

Real Estate Securities

We will classify investments in real estate securities as trading, available-for-sale or held-to-maturity. We anticipate that the securities we purchase will be classified as held-to-maturity or available-for-sale. Securities classified as held-to-maturity will be recorded at amortized cost with acquisition premiums and discounts amortized to interest income over the life of the security using the interest method. We will record available-for-sale securities at fair value with unrealized gains and losses, net of deferred taxes, recorded to accumulated other comprehensive income (loss) within stockholders’ equity. Estimated fair values will generally be based on quoted market prices, when available, or on estimates provided by independent pricing sources or dealers who make markets in such securities. If we are unable to obtain prices for our securities from third parties, or conclude that prices obtained from third parties are influenced by distressed market activity, we will perform internal valuations to arrive at a fair value measurement. Generally, changes in the fair value of available-for-sale securities will not affect reported earnings or cash flows, but will impact stockholders’ equity and, accordingly, book value per share. Upon the sale of a security, we will reverse the unrealized gain (loss) from accumulated comprehensive income and record the realized gain (loss) to earnings.

On a quarterly basis, we will evaluate our real estate securities for impairment. We will review the projected future cash flows under a security for changes in assumptions due to prepayments, credit loss experience and other factors. If, based on our quarterly estimate of cash flows, there has been an adverse change in the estimated cash flows from the cash flows previously estimated such that we do not have the ability to hold the securities for a period of time sufficient to allow for recovery of the amortized cost basis, an other-than-temporary impairment will be deemed to have occurred. Determining whether impairment of a security is other-than-temporary involves a significant amount of judgment by management.

When we hold an other-than-temporarily impaired security that we do not intend to sell and where it is not likely that we will be required to sell the security prior to the anticipated recovery of its amortized cost basis, we will separate the other-than-temporary impairment loss into a credit component and a component related to other factors (e.g., market fluctuations). We will calculate the credit component of the other-than-temporary impairment as the difference between the amortized cost basis of the security and the present value of our estimated cash flows discounted at the yield used to recognize interest income. The credit component will be charged to earnings and the component related to other factors will be recorded to other comprehensive income (loss).

Fair Value Measurements

Under GAAP, we are required to measure certain financial instruments at fair value on a recurring basis. In addition, we are required to measure other financial instruments and balances at fair value on a non-recurring basis (e.g., carrying value of impaired real estate loans receivable and long-lived assets). Fair value, as defined under GAAP, is the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The GAAP fair value framework uses a three-tiered approach. Fair value measurements will be classified and disclosed in one of the following three categories:

•	Level 1: unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities;

•

Level 2: quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and

•	Level 3: prices or valuation techniques where little or no market data is available that requires inputs that are both significant to the fair value measurement and unobservable.

When available, we will utilize quoted market prices from an independent third-party source to determine fair value and classify such items in Level 1 or Level 2. In instances where the market for a financial instrument is not active, regardless of the availability of a nonbinding quoted market price, observable inputs might not be relevant and could require us to make a significant adjustment to derive a fair value measurement. Additionally, in an inactive market, a market price quoted from an independent third party may rely more on models with inputs based on information available only to that independent third party. When we determine the market for a financial instrument owned by us to be illiquid or when market transactions for similar instruments do not appear orderly, we will use several valuation sources (including internal valuations, discounted cash flow analysis and quoted market prices) and establish a fair value by assigning weights to the various valuation sources.

Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. In this regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, may not be realized in an immediate settlement of the instrument.

We consider the following factors to be indicators of an inactive market: (i) there are few recent transactions, (ii) price quotations are not based on current information, (iii) price quotations vary substantially either over time or among market makers (for example, some brokered markets), (iv) indexes that previously were highly correlated with the fair values of the asset or liability are demonstrably uncorrelated with recent indications of fair value for that asset or liability, (v) there is a significant increase in implied liquidity risk premiums, yields, or performance indicators (such as delinquency rates or loss severities) for observed transactions or quoted prices when compared with our estimate of expected cash flows, considering all available market data about credit and other nonperformance risk for the asset or liability, (vi) there is a wide bid-ask spread or significant increase in the bid-ask spread, (vii) there is a significant decline or absence of a market for new issuances (that is, a primary market) for the asset or liability or similar assets or liabilities, and (viii) little information is released publicly (for example, a principal-to-principal market).

We consider the following factors to be indicators of non-orderly transactions: (i) there was not adequate exposure to the market for a period before the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets or liabilities under current market conditions, (ii) there was a usual and customary marketing period, but the seller marketed the asset or liability to a single market participant, (iii) the seller is in or near bankruptcy or receivership (that is, distressed), or the seller was required to sell to meet regulatory or legal requirements (that is, forced), and (iv) the transaction price is an outlier when compared with other recent transactions for the same or similar assets or liabilities.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, Fair Value Measurements and Disclosures (Topic 820), Measuring Liabilities at Fair Value. This update provides amendments to the ASC for the fair value measurement of liabilities. In circumstances in which a quoted price in an active market for the identical liability is not available, the reporting entity is required to measure fair value using (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as assets or (ii) another valuation technique that is consistent with the principles of fair value measurement, such as the income approach or the market approach. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. These amendments to the ASC are effective upon issuance and did not have a significant impact on our financial statements.

Income Taxes

We intend to elect to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and intend to operate as such beginning with our taxable year ending December 31, 2010. We expect to have little or no taxable income prior to electing REIT status. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to our stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to federal income tax to the extent we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially and adversely affect our net income and net cash available for distribution to stockholders. However, we intend to organize and operate in such a manner as to qualify for treatment as a REIT.

Distribution Policy

We will declare distributions when our board of directors determines we have sufficient cash flow. During our offering stage, we expect that we will fund any distributions from interest income on our debt investments, rental income from our real property, and to the extent we acquire investments with short maturities or investments that are close to maturity, we may fund distributions with the proceeds received at the maturity, payoff or settlement of those investments. Upon completion of our offering stage, we expect to fund distributions from interest and rental income on investments, the maturity, payoff or settlement of investments and from strategic sales of loans, debt securities, properties and other assets. We do not expect to make significant asset sales (and concomitant distributions) during our offering stage because, as a REIT, we will generally have to hold our assets for two years in order to meet the safe harbor to avoid a 100% prohibited transactions tax, unless such assets are held through a TRS or other taxable corporation. At such time as we have assets that we have held for at least two years, we anticipate that we may authorize and declare distributions based on gains on asset sales monthly, to the extent we close on the sale of one or more assets and the board of directors does not determine to reinvest the proceeds of such sales. Because we intend to fund distributions from cash flow, we do not expect our board of directors to declare distributions on a set monthly or quarterly basis. Rather, our board of directors will declare distributions from time to time based on cash flow from our investments and our investment activities.

To maintain our qualification as a REIT, we must make aggregate annual distributions to our stockholders of at least 90% of our REIT taxable income (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). If we meet the REIT qualification requirements, we generally will not be subject to federal income tax on the income that we distribute to our stockholders each year. In general, we anticipate making distributions to our stockholders of at least 100% of our REIT taxable income so that none of our income is subject to federal income tax. Our board of directors may authorize distributions in excess of those required for us to maintain REIT status depending on our financial condition and such other factors as our board of directors deems relevant.

Our distribution policy is not to use sources other than cash flow from operations and investment activities to pay distributions. However, our organizational documents do not restrict us from paying distributions from any source nor do our organizational documents restrict the amount of distributions we may pay from any source, including proceeds from our ongoing initial public offering or the proceeds from the issuance of securities in the future, third-party borrowings, advances from our advisor or sponsors or from our advisor’s deferral of its fees under the advisory agreement. From time to time, we may generate taxable income greater than our taxable income for financial reporting purposes, or our taxable income may be greater than our cash flow available for distribution to stockholders. In these situations we may make distributions in excess of our cash flow from operations and investment activities to satisfy the REIT distribution requirement described above. In such event, we would first look to third party borrowings to fund these distributions.

We have not established a minimum distribution level, and our charter does not require that we make distributions to our stockholders.

Industry Segments

We intend to invest in real estate-related loans, real estate-related debt securities and other real estate-related assets, including direct investment in opportunistic real estate. As a result, we will operate in one business segment. However, should the composition of our portfolio change in the future, we may operate in additional business segments.

Subsequent Events

On March 11, 2010, we entered into an amended and restated advisory agreement with our advisor. The amended agreement provides that we and our advisor may not, without the approval of stockholders holding a majority of our shares of common stock, reduce the return that is required to be paid to stockholders before the advisor may receive (i) a subordinated participation in net cash flows, (ii) a subordinated listing fee or (iii) a fee upon termination of the advisory agreement. The amended agreement also provides a mechanism for reducing the asset management fee, which is normally based on the cost of our investments, in certain circumstances in which an investment of ours has suffered an impairment, reduction in cash flow or other negative circumstances. Finally, the amended agreement provides that, with respect to any shares of our common stock owned by our advisor, our advisor will not vote or consent on matters submitted to our stockholders regarding (i) the removal of the advisor or its affiliates, (ii) any transaction between us and our advisor or its affiliates, (iii) the election of our directors or (iv) the approval or termination of any contract between us and our advisor or its affiliates.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We may be exposed to the effects of changes in interest rates as a result of the acquisition and origination of mortgage, mezzanine, bridge and other loans and the acquisition of real estate securities. We may also be exposed to the effects of interest rate changes as a result of borrowings used to maintain liquidity and to fund the acquisition, expansion and refinancing of our real estate investment portfolio and operations. Our profitability and the value of our investment portfolio may be adversely affected during any period as a result of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs. We may manage interest rate risk by maintaining a ratio of fixed rate, long-term debt such that floating rate exposure is kept at an acceptable level. In addition, we may utilize a variety of financial instruments, including interest rate caps, floors, and swap agreements, in order to limit the effects of changes in interest rates on our operations. When we use these types of derivatives to hedge the risk of interest-earning assets or interest-bearing liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the funds available for payments to holders of our common stock and that the losses may exceed the amount we invested in the instruments.

For a discussion of the interest rate risks related to the current capital and credit markets, see Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Outlook” of this Annual Report on Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Index to Financial Statements at page F-1 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of, the evaluation, our chief executive officer and chief financial officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm, and we have not evaluated any change in our internal control over financial reporting that occurred during our last fiscal quarter due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B.	OTHER INFORMATION

On October 6, 2009, our sole stockholder approved the amendment and restatement of our charter by unanimous written consent.

On January 27, 2010, we held our 2010 annual stockholder’s meeting by unanimous written consent. Our sole stockholder approved the second amendment and restatement of our charter and elected the following individuals to the board of directors, each to hold office until the 2011 annual meeting of stockholders and until his successor is elected and qualifies: Keith D. Hall, Peter McMillan III, Michael L. Meyer, William M. Petak and Eric J. Smith.

On March 11, 2010, we entered into an amended and restated advisory agreement with our advisor. The amended agreement provides that we and our advisor may not, without the approval of stockholders holding a majority of our shares of common stock, reduce the return that is required to be paid to stockholders before the advisor may receive (i) a subordinated participation in net cash flows, (ii) a subordinated listing fee or (iii) a fee upon termination of the advisory agreement. The amended agreement also provides a mechanism for reducing the asset management fee, which is normally based on the cost of our investments, in certain circumstances in which an investment of ours has suffered an impairment, reduction in cash flow or other negative circumstances. Finally, the amended agreement provides that, with respect to any shares of our common stock owned by our advisor, our advisor will not vote or consent on matters submitted to our stockholders regarding (i) the removal of the advisor or its affiliates, (ii) any transaction between us and our advisor or its affiliates, (iii) the election of our directors or (iv) the approval or termination of any contract between us and our advisor or its affiliates.

As of the quarter ended December 31, 2009, all items required to be disclosed under Form 8-K were reported under Form 8-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Nomination of Directors

General

We do not have a standing nominating committee. However, our conflicts committee, which is composed of all of our independent directors, is responsible for identifying and nominating replacements for vacancies among our independent director positions. Our board believes that the primary reason for creating a standing nominating committee is to ensure that candidates for independent director positions can be identified and their qualifications assessed under a process free from conflicts of interest with us. Because nominations for vacancies in independent director positions are handled exclusively by a committee composed only of independent directors, our board of directors has determined that the creation of a standing nominating committee is not necessary. Nominations for replacements for vacancies among non-independent director positions are considered and made by the full board. We do not have a charter that governs the director nomination process.

Board Membership Criteria

With respect to filling vacancies for independent director positions, the conflicts committee reviews the appropriate experience, skills and characteristics required of board members in the context of the then-current membership of the board. The full board annually conducts a similar review with respect to all director nominations. This assessment includes, in the context of the perceived needs of the board at that time, issues of knowledge, experience, judgment and skills, such as an understanding of the real estate and real estate finance industry or accounting or financial management expertise. The board seeks to nominate directors with diverse backgrounds, experiences and skill sets that complement each other so as to maximize the collective knowledge, experience, judgment and skills of the entire board. The board will assess its effectiveness in achieving this goal annually, in part, by reviewing the diversity of the skill sets of the directors and determining whether there are any deficiencies in the board’s collective skill set that should be addressed in the nominating process. The board will make its first assessment in connection with director nominations for the 2011 annual stockholders’ meeting.

Other considerations in director nominations include the candidate’s independence from conflict with us and the ability of the candidate to attend board meetings regularly and to devote an appropriate amount of time in preparation for those meetings. It also is expected that independent directors nominated by the conflicts committee will be individuals who possess a reputation and hold positions or affiliations befitting a director of a large publicly held company and who are actively engaged in their occupations or professions or are otherwise regularly involved in the business, professional or academic community. Moreover, as required by our charter, at least one of our independent directors must have at least three years of relevant real estate experience, and each director who is not an independent director must have at least three years of relevant experience demonstrating the knowledge and experience required to successfully acquire and manage the type of assets we plan to acquire and manage.

Selection of Directors

Unless otherwise provided by Maryland law, the board of directors is responsible for selecting its own nominees and recommending them for election by the stockholders, provided that the conflicts committee must nominate replacements for any vacancies among the independent director positions. All director nominees stand for election by the stockholders annually.

In nominating candidates for the board of directors, the board (or the conflicts committee, as appropriate) solicits candidate recommendations from its own members and management of KBS Capital Advisors. The board and the conflicts committee may also engage the services of a search firm to assist in identifying potential director nominees.

The board and the conflicts committee will consider recommendations made by stockholders for director nominees who meet the established director criteria set forth above. In order to be considered for nomination at our 2011 annual meeting, recommendations made by stockholders must be submitted a reasonable time before we begin to print our proxy materials. In evaluating the persons recommended as potential directors, the board (or the conflicts committee, as appropriate) will consider each candidate without regard to the source of the recommendation and take into account those factors that they determine are relevant. Stockholders may directly nominate potential directors (without the recommendation of the committee) by satisfying the procedural requirements for such nomination as provided in Article II, Section 2.12 of our Bylaws. Any stockholder may request a copy of our Bylaws free of charge by calling 866-KBS-4CMG.

In determining the composition of our initial board of directors, our sponsors’ goals were to assemble a group of persons whose individual skills, character, judgment, leadership experience, real estate experience and business acumen will complement each other and bring a diverse set of skills and experiences to the board as a whole. Two of our sponsors, Keith D. Hall and Peter McMillan III, serve as our directors together with three independent directors.

Our sponsors chose Messrs. Hall and McMillan to serve as directors because of their expertise in the real estate finance markets and with real estate-related investments. With each having over 25 years of experience investing in and managing real estate-related debt investments, Messrs. Hall and McMillan have the depth and breadth of experience to implement our business strategy. As executive officers and principals of our advisor, Messrs. Hall and McMillan will be able to direct the board of the directors to the critical issues facing our company. Further, Mr. McMillan’s experiences as a director of KBS REIT I, KBS REIT II, Steinway Musical Instruments, Inc. and Metropolitan West Funds provide him with an understanding of the requirements of serving on a public company board and qualify him to serve as the Chairman of our board of directors.

Our sponsors chose Michael L. Meyer to serve as one of our independent directors because of his expertise with respect to commercial real estate investments and accounting and financial reporting matters. With over 11 years of experience investing in commercial real estate and providing commercial real estate acquisition, financing and management services and advice, Mr. Meyer is well-positioned to advise the board with respect potential investment opportunities and investment management. In addition, with over 24 years of experience as an accountant for real estate companies, Mr. Meyer, who is the chairman of our audit committee, provides our board with substantial expertise regarding real estate accounting and financial reporting matters. Further, Mr. Meyer’s experience as a director of City National Bank, City National Corporation and Paladin Realty Income Properties, Inc. provide him with an understanding of the requirements of serving on a public company board.

Our sponsors chose William M. Petak to serve as one of our independent directors because of his expertise in the real estate finance markets. With over 26 years of experience in the real estate industry and 20 years of experience investing in real estate-related debt, Mr. Petak will offer insights and perspective with respect to our investment portfolio. Further, as a member of the Mortgage Bankers Association, the Commercial Mortgage Securities Association, and the Life Mortgage & Real Estate Officer Council, and a founding member and current Chairman of the Board for the Richard S. Ziman Center for Real Estate at UCLA, Mr. Petak is regularly and actively engaged in both the professional and academic community.

Our sponsors chose Eric J. Smith to serve as one of our independent directors because of his expertise in the real estate finance markets. Mr. Smith has experience with a broad range of debt-related investments, including residential and commercial whole loans, public and private investment grade and non-investment grade residential and commercial mortgage-backed securities, U.S. Government Securities, asset-backed securities, corporate bonds and repurchase lending. With over 25 years experience in the real estate finance industry, Mr. Smith’s knowledge and expertise of the real estate finance market will complement that of the other board members.

Executive Officers and Directors

We have provided below certain information about our executive officers and directors.

Name*	Age**	Positions
Keith D. Hall	51	Chief Executive Officer and Director
Peter McMillan III	53	Chairman of the Board, President and Director
David E. Snyder	38	Chief Financial Officer, Treasurer and Secretary
Stacie K. Yamane	45	Chief Accounting Officer
Michael L. Meyer	71	Independent Director
William M. Petak	48	Independent Director
Eric J. Smith	52	Independent Director

* The address of each executive officer and director listed is 620 Newport Center Drive, Suite 1300, Newport Beach, California 92660.

** As of March 11, 2010.

Keith D. Hall is our Chief Executive Officer and serves as one of our directors. He is also the Executive Vice President of KBS REIT I, KBS REIT II and KBS REIT III, positions he has held since the respective formations of these entities in 2005, 2007 and 2009, and a sponsor of KBS Legacy Partners Apartment REIT, which was formed in 2009. Mr. Hall also owns and controls a 50% interest in GKP Holding LLC. GKP Holding owns a 33 1/3% interest in KBS Holdings LLC, which entity is the sole owner of our advisor and the dealer manager of our initial public offering. Mr. Hall is also a member of the investment committee formed by KBS Capital Advisors to evaluate and authorize new investment opportunities for KBS Strategic Opportunity REIT.

Mr. Hall is a co-founder of Willowbrook Capital Group, LLC, an asset management company. Prior to forming Willowbrook in 2000, Mr. Hall was a Managing Director at CS First Boston, where he managed CSFB’s distribution strategy and business development for the Principal Transaction Group’s $18.0 billion real estate securities portfolio. Mr. Hall’s two primary business unit responsibilities were Mezzanine Lending and Commercial Real Estate Development. Before joining CSFB in 1996, he served as a Director in the Real Estate Products Group at Nomura Securities, with responsibility for the company’s $6.0 billion annual pipeline of fixed-income commercial mortgage-backed securities. Mr. Hall spent the 1980s as a Senior Vice President in the High Yield Department of Drexel Burnham Lambert’s Beverly Hills office, where he was responsible for distribution of the group’s high-yield real estate securities. Mr. Hall received a Bachelor of Arts Degree with honors in Finance from California State University, Sacramento.

Peter McMillan III is our President and the chairman of our board of directors. He is also Executive Vice President, Treasurer, Secretary and a director of KBS REIT I, KBS REIT II and KBS REIT III, positions he has held since the respective formations of these entities in 2005, 2007 and 2009. In addition, he is an Executive Vice President of KBS Legacy Partners Apartment REIT, which was formed in 2009. Mr. McMillan also owns and controls a 50% interest in GKP Holding LLC. GKP Holding owns a 33 1/3% interest in KBS Holdings LLC, which entity is the sole owner of our advisor and the dealer manager of our initial public offering. Mr. McMillan is also a member of the investment committee formed by KBS Capital Advisors to evaluate and authorize new investment opportunities for KBS Strategic Opportunity REIT.

Mr. McMillan is a co-founder and the Managing Partner of Willowbrook Capital Group, LLC. Prior to forming Willowbrook in 2000, Mr. McMillan served as the Executive Vice President and Chief Investment Officer of SunAmerica Investments, Inc., which was later acquired by AIG. As Chief Investment Officer, he was responsible for over $75.0 billion in assets, including residential and commercial mortgage-backed securities, public and private investment grade and non-investment grade corporate bonds and commercial mortgage loans and real estate investments. Before joining SunAmerica in 1989, he served as Assistant Vice President for Aetna Life Insurance and Annuity Company with responsibility for the company’s $6.0 billion fixed income portfolios. Mr. McMillan received his Master of Business Administration in Finance from the Wharton Graduate School of Business at the University of Pennsylvania and his Bachelor of Arts Degree with honors in Economics from Clark University. Mr. McMillan is a director of Steinway Musical Instruments, Inc. and Metropolitan West Funds.

David E. Snyder is our Chief Financial Officer, Treasurer and Secretary. He is also the Chief Financial Officer of KBS REIT I and KBS REIT II, positions he has held since December 2008, and Chief Financial Officer of KBS REIT III and KBS Legacy Partners Apartment REIT, each of which was formed in 2009. In addition, in late November 2008, Mr. Snyder was also appointed Chief Financial Officer of KBS Capital Advisors.

From January 1998 to May 2008, Mr. Snyder was at Nationwide Health Properties, Inc. (“NHP”), a real estate investment trust specializing in healthcare related property. He served as the Vice President and Controller from July 2005 to February 2008 and Controller from January 1998 to July 2005. At NHP, Mr. Snyder was responsible for internal and external financial reporting, Sarbanes-Oxley compliance, budgeting, debt compliance, negotiation and documentation of debt and equity financing and the negotiation of acquisition and leasing documentation. In addition, Mr. Snyder was part of the senior management team that approved investments, determined appropriate financing and developed strategic goals and plans. As part of his investment and financing responsibilities, Mr. Snyder participated in the origination, modification and refinancing of mortgage loans made to customers, mortgages obtained on real estate and unsecured credit facilities.

Mr. Snyder was an adjunct accounting professor at Biola University from 1998 to 2005, teaching courses in auditing and accounting. He was the director of financial reporting at Regency Health Services, Inc., a skilled nursing provider, from November 1996 to December 1997. From October 1993 to October 1996, Mr. Snyder worked for Arthur Andersen LLP. Mr. Snyder received a Bachelor of Arts Degree in Business Administration with an emphasis in Accounting from Biola University in La Mirada, California. Mr. Snyder is a Certified Public Accountant.

Stacie K. Yamane is our Chief Accounting Officer. She is also the Chief Accounting Officer of KBS REIT I and KBS REIT II, positions she has held since October 2008, and Chief Accounting Officer of KBS REIT III and KBS Legacy Partners Apartment REIT, each of which was formed in 2009. Ms. Yamane is also the Fund Controller of our advisor. She has been an officer of our advisor since its formation in 2004 and an officer of KBS REIT I and KBS REIT II since their respective formations in 2005 and 2007.

In addition, Ms. Yamane serves as Senior Vice President/Controller, Portfolio Accounting for KBS Realty Advisors LLC, a position she has held since 2004. She served as a Vice President/ Portfolio Accounting with KBS-affiliated investment advisors from 1995 to 2004. At KBS Realty Advisors, Ms. Yamane is responsible for client accounting/ reporting for four real estate portfolios. These portfolios consist of industrial, office and retail properties as well as land parcels. Ms. Yamane works closely with portfolio managers, asset managers, property managers and clients to ensure the completion of timely and accurate accounting, budgeting and financial reporting. In addition, she assists in the supervision and management of KBS Realty Advisors’ accounting department.

Prior to joining an affiliate of KBS Realty Advisors in February of 1995, Ms. Yamane was an audit manager at Kenneth Leventhal & Company, a CPA firm specializing in real estate. During her eight years at Kenneth Leventhal & Company, Ms. Yamane performed or supervised a variety of auditing, accounting and consulting engagements including the audit of financial statements presented under the U.S. generally accepted accounting principles (“GAAP”) basis, as well as financial statements presented on a cash and tax basis, the valuation of asset portfolios and the review and analysis of internal control systems. Her experiences at KBS and Kenneth Leventhal & Company give her 20 years of real estate experience.

Ms. Yamane received a Bachelor of Arts Degree in Business Administration with a dual concentration in Accounting and Management Information Systems from California State University, Fullerton. She is a Certified Public Accountant (inactive California).

Michael L. Meyer is one of our independent directors. He is also an independent director of KBS Legacy Partners Apartment REIT. Mr. Meyer is a private real estate investor and since 1999 has been the Chief Executive Officer of the Michael L. Meyer Company. The Michael L. Meyer Company is a principal of and/or manager of real estate entities and provides those entities with property acquisition, financing and management services and advice. Since June 2006, Mr. Meyer has also been a principal of AMG Realty Investors, LLC, a commercial real estate investment company. From 2000 to 2003, Mr. Meyer was a principal in Advantage 4 LLC, a provider of telecommunications systems for real estate projects. From 1999 to 2003, Mr. Meyer was also a principal of Pacific Capital Investors, which acquired non-performing loans secured by real estate in Japan. From 1974 to 1998, Mr. Meyer was Managing Partner—Orange County of the E&Y Kenneth Leventhal Real Estate Group of Ernst & Young LLP and its predecessor. Mr. Meyer is a director of City National Bank, City National Corporation and Paladin Realty Income Properties, Inc.

Mr. Meyer was inducted into the California Building Industry Foundation Hall of Fame in June of 1999 for outstanding achievements in the real estate industry and community. Mr. Meyer was also the recipient of the University of California Irvine Graduate School of Management Real Estate Program Lifetime Achievement Award. Mr. Meyer is a graduate of the University of Iowa.

William M. Petak is one of our independent directors. Since April 2009, Mr. Petak has served as the Managing Principal of CorAmerica Capital LLC, a commercial real estate loan investment manager. CorAmerica Capital was established to acquire discounted performing mortgage and real estate-related assets as well as originate new real estate investments. Mr. Petak has over 26 years of experience in the real estate industry and 20 years of experience investing in real estate-related debt investments. From January 2005 to April 2009, Mr. Petak served as Senior Vice President and Director for AIG Mortgage Capital, LLC, a subsidiary of American International Group, Inc. (AIG). Mr. Petak also served as National Head of Mortgage Lending and Real Estate for the retirement services company, SunAmerica, Inc., from January 1999 to August 2001, and served as Managing Director for AIG Investments, Inc. as well as National Head of Mortgage Lending and Real Estate for both SunAmerica and the life insurance company American General from August 2001 to April 2009. Both SunAmerica and American General were acquired by AIG in 1999 and 2001, respectively, and were managed on a mutually exclusive basis. Mr. Petak joined AIG with the merger of SunAmerica with AIG in 1999. Ultimately, Mr. Petak was responsible for AIG Mortgage Capital’s regulated insurance portfolios fixed income real estate investments nationwide. He served on both the Securitized Products Group Committee and Global Asset Allocation Committee for the regulated insurance companies of American International Group, Inc.

Prior to joining AIG in 1999, Mr. Petak was SunAmerica Investments’ Senior Vice President. Mr. Petak was responsible for SunAmerica’s national mortgage lending and real estate investments as well as its leveraged lease real estate acquisitions. From 1996 to 2007, Mr. Petak served as a Loan Committee member and as a member of the Board of Directors for GreenPark Financial, one of the nation’s largest Fannie Mae DUS lenders. From 1983 to 1989, he worked with Pacific Financial Group, a privately held Beverly Hills real estate investment company, as Vice President of Acquisitions.

Mr. Petak is a graduate of the University of Southern California with a B.S. in Finance and Business Economics. He is a member of the Mortgage Bankers Association, the Commercial Mortgage Securities Association, a member of the Life Mortgage & Real Estate Officer Council and is a founding member of the Board for the Richard S. Ziman Center for Real Estate at UCLA and currently serves as Chairman.

Eric J. Smith is one of our independent directors. Mr. Smith has over 25 years experience in the real estate finance industry. From September 2004 to February 2009, he was the Managing Director, Fixed Income Sales for Credit Suisse Group’s Securitized Products unit. From 2002 to September 2004, he was Managing Director, San Francisco Branch Manager for Credit Suisse Group’s Fixed Income unit. From 1998 to 2001, he was Director Fixed Income Sales for Credit Suisse Group’s Securitized Products unit. From November 1985 to 1997, he was Vice President, Fixed Income Sales for Credit Suisse Group’s Securitized Products unit. While at Credit Suisse, he was responsible for the acquisition and disposition of residential and commercial whole loans, public and private investment grade and non-investment grade residential and commercial mortgage-backed securities and CDOs. He also executed trades in U.S. Government Securities, asset-backed securities, corporate bonds and repurchase lending. Prior to working for Credit Suisse, Mr. Smith was with Farmer’s Savings as a regional director for real estate mortgage acquisitions and with Wells Fargo Mortgage as a Vice President in their Secondary Mortgage Division. Mr. Smith received a Bachelor of Science in Finance from California State University Sacramento.

The Audit Committee

Our board has established an audit committee. The audit committee’s function is to assist our board of directors in fulfilling its responsibilities by overseeing (i) the integrity of our financial statements, (ii) our compliance with legal and regulatory requirements, (iii) the independent auditors’ qualifications and independence, and (iv) the performance of the independent auditors and our internal audit function. The members of the audit committee are Michael L. Meyer (chairman), William M. Petak and Eric J. Smith. All of the members of the audit committee are “independent” as defined by the New York Stock Exchange. All members of the audit committee have significant financial and/or accounting experience, and the board of directors has determined that Mr. Meyer satisfies the SEC’s requirements for an “audit committee financial expert.”

Code of Conduct and Ethics

We have adopted a Code of Conduct and Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. Our Code of Conduct and Ethics can be found at http://www.kbsstrategicopportunityreit.com.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation of Executive Officers

Our conflicts committee, which is composed of all of our independent directors, discharges the board’s responsibilities relating to the compensation of our executives. However, we currently do not have any paid employees and our executive officers do not receive any compensation directly from us.

Compensation of Directors

If a director is also one of our executive officers, we do not pay any compensation for services rendered as a director. The amount and form of compensation payable to our independent directors for their service to us is determined by our board of directors, based upon recommendations from our advisor. Two of our executive officers, Messrs. Hall and McMillan, manage and control our advisor, and through the advisor, they are involved in recommending and setting the compensation to be paid to our independent directors.

We have provided below certain information regarding compensation earned by and paid to our directors during fiscal year 2009.

Name	Fees Earned or Paid in Cash in 2009 (1)	All Other Compensation	Total
Michael L. Meyer	$18,000	$—	$18,000
William M. Petak	17,500	—	17,500
Eric J. Smith	18,000	—	18,000
Keith D. Hall (2)	—	—	—
Peter McMillan III (2)	—	—	—

(1) No independent director fees or director reimbursements are payable unless we raise in our initial public offering the minimum offering amount of $2,500,000; until we raise the minimum offering amount, fees and other amounts payable to our board of directors will accrue without interest.

(2) Directors who are also our executive officers do not receive compensation for services rendered as a director.

Cash Compensation

We pay each of our independent directors:

•	an annual retainer of $40,000;

•	$2,500 for each board meeting attended;

•	$2,500 for each committee meeting attended (committee chairpersons receive an additional $500 per committee meeting for serving in that capacity);

•	$2,000 for each teleconference meeting of the board; and

•	$2,000 for each teleconference meeting of any committee (committee chairpersons receive an additional $1,000 per teleconference committee meeting for serving in that capacity).

All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stock Ownership

The following table sets forth the beneficial ownership of our common stock as of March 11, 2010, for each person or group that holds more than 5% of our common stock, for each director and executive officer and for our directors and executive officers as a group.

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Percent of All Shares
KBS Capital Advisors LLC	20,000	100.0%
Peter M. Bren, Sponsor	20,000	100.0
Keith D. Hall, Chief Executive Officer, Director and Sponsor	20,000	100.0
Peter McMillan III, Chairman of the Board, President, Director and Sponsor	20,000	100.0
Charles J. Schreiber, Jr., Sponsor	20,000	100.0
David E. Snyder, Chief Financial Officer, Treasurer and Secretary	—	—
Stacie K. Yamane, Chief Accounting Officer	—	—
Michael L. Meyer, Independent Director	—	—
William M. Petak, Independent Director	—	—
Eric J. Smith, Independent Director	—	—
All directors and executive officers as a group	20,000	100.0%

(1)	The address of each beneficial owner listed is 620 Newport Center Drive, Suite 1300, Newport Beach, California 92660.
(2)

As of March 11, 2010, KBS Capital Advisors owns all of our issued and outstanding stock. KBS Capital Advisors is indirectly owned and controlled by Peter M. Bren, Keith D. Hall, Peter McMillan III and Charles J. Schreiber, Jr.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Director Independence

Although our shares are not listed for trading on any national securities exchange, a majority of the members of our board of directors, and all of the members of the audit committee and the conflicts committee are “independent” as defined by the New York Stock Exchange. The New York Stock Exchange standards provide that to qualify as an independent director, in addition to satisfying certain bright-line criteria, the board of directors must affirmatively determine that a director has no material relationship with us (either directly or as a partner, stockholder or officer of an organization that has a relationship with us). The board of directors has determined that Michael L. Meyer, William M. Petak and Eric J. Smith each satisfies the bright-line criteria and that none has a relationship with us that would interfere with such person’s ability to exercise independent judgment as a member of the board. None of these directors has ever served as (or is related to) an employee of ours or any of our predecessors or acquired companies or received or earned any compensation from us or any such other entities except for compensation directly related to service as a director of us. Therefore, we believe that all of these directors are independent directors.

Our Policy Regarding Transactions with Related Persons

Our charter requires our conflicts committee, which consists of all of our independent directors, to review and approve all transactions between us and our advisor, any of our officers or directors or any of their affiliates. Prior to entering into a transaction with a related party, a majority of the conflicts committee must conclude that the transaction is fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties. In addition, our Code of Conduct and Ethics lists examples of types of transactions with related parties that would create prohibited conflicts of interest and requires our officers and directors to be conscientious of actual and potential conflicts of interest with respect to our interests and to seek to avoid such conflicts or handle such conflicts in an ethical manner at all times consistent with applicable law. Our executive officers and directors are required to report potential and actual conflicts to a designated compliance officer, currently our chief financial officer, or, if the compliance officer is affected by the conflict, directly to the Chairman of our conflicts committee.

Certain Transactions with Related Persons

As described further below, we have entered into agreements with certain affiliates pursuant to which they will provide services to us. As of March 11, 2010, we have not yet broken escrow in our initial public offering or commenced operations. Accordingly, we have not yet paid any fees to, or reimbursed expenses of, any of our affiliates.

Our Relationship with KBS Capital Advisors. Keith D. Hall and Peter McMillan III, two of our executive officers, directors and sponsors, indirectly own an ownership interest in KBS Capital Advisors, our advisor. Our two other sponsors, Peter M. Bren and Charles J. Schreiber, Jr., indirectly own a controlling interest in and are the managers of our advisor. Messrs. Bren, Hall, McMillan and Schreiber all actively participate in the management and operations of our advisor and, collectively, indirectly own 100% of our advisor. Our advisor will provide day-to-day management of our business. Among the services provided by our advisor under the terms of the advisory agreement are the following:

•	finding, presenting and recommending investment opportunities to us consistent with our investment policies and objectives;

•	making investment decisions for us, subject to the limitations in our charter and the direction and oversight of our board of directors;

•	acquiring investments on our behalf;

•	sourcing and structuring our loan originations;

•	arranging for financing and refinancing of our investments;

•

formulating and overseeing the implementation of strategies for the administration, promotion, management, operation, financing and refinancing, marketing, servicing and disposition of our investments;

•	engaging and supervising our agents;

•	performing administrative services and maintaining our accounting; and

•	assisting us with our regulatory compliance.

Our advisor is subject to the supervision of our board of directors and only has such authority as we may delegate to it as our agent. Our advisory agreement has a one-year term expiring October 9, 2010 subject to an unlimited number of successive one-year renewals upon mutual consent of the parties. Pursuant to the advisory agreement, we expect to pay or reimburse our advisor as set forth below over the next year.

Our advisor or its affiliates have paid, and may pay in the future, some of our organization and offering costs (other than selling commissions and dealer manager fees) incurred in connection with our initial public offering, including our legal, accounting, printing, mailing and filing fees. We will reimburse our advisor for these costs, but only to the extent that the reimbursement would not cause selling commissions, the dealer manager fee and other organization and offering expenses borne by us to exceed 15% of the gross offering proceeds of our initial public offering as of the date of the reimbursement. In addition, after the termination of the primary offering, our advisor is obligated to reimburse us to the extent selling commissions, the dealer manager fee and other organization and offering costs borne by us exceed 15% of the gross proceeds raised in the primary offering. KBS Capital Advisors will do the same after termination of the offering pursuant to our dividend reinvestment plan.

We incur acquisition and origination fees payable to our advisor equal to 1.0% of the cost of investments acquired by us, or the amount funded by us to acquire or originate loans, including acquisition and origination expenses and any debt attributable to such investments. Acquisition and origination fees relate to services provided in connection with the selection and acquisition or origination of real estate and real estate-related investments. In addition to acquisition and origination fees, we reimburse our advisor for customary acquisition and origination expenses, whether or not we ultimately acquire the asset.

For asset management services, we pay our advisor a monthly fee. The asset management fee with respect to an investment in a loan (and investments other than real property) is calculated, each month, as one-twelfth of 0.75% of the lesser of (i) the amount actually paid or allocated to acquire or fund the loan (or other investment), inclusive of fees and expenses related thereto and the amount of any debt associated with or used to acquire or fund such investment and (ii) the outstanding principal amount of such loan (or other investment), plus the fees and expenses related to the acquisition or funding of such investment, as of the time of calculation. With respect to investments in real property, the asset management fee is a monthly fee equal to one-twelfth of 0.75% of the sum of the amount paid or allocated to acquire the investment, inclusive of fees and expenses related thereto and the amount of any debt associated with or used to acquire such investment.

Under our advisory agreement our advisor and its affiliates have the right to seek reimbursement from us for all costs and expenses they incur in connection with their provision of services to us, including our allocable share of our advisor’s overhead, such as rent, employee costs, utilities and information technology costs. Though our advisor may seek reimbursement for employee costs under the advisory agreement, our advisor does not intend to do so at this time. If our advisor does decide to seek reimbursement for employee costs, such costs may include our proportionate share of the salaries of persons involved in the preparation of documents to meet SEC reporting requirements. We will not reimburse our advisor or its affiliates for employee costs in connection with services for which our advisor earns acquisition and origination fees or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits our advisor or its affiliates may pay to our executive officers.

Our Relationship with KBS Capital Markets Group. Keith D. Hall and Peter McMillan III, two of our executive officers, directors and sponsors, indirectly own an ownership interest in KBS Capital Markets Group, the dealer manager for our initial public offering. Our two other sponsors, Peter M. Bren and Charles J. Schreiber, Jr., indirectly own a controlling interest in our dealer manager. On November 20, 2009, upon the launch of our public offering, we entered into an agreement with our dealer manager. Pursuant to the agreement, KBS Capital Markets Group is entitled to receive selling commissions and dealer manager fees of up to 9.5% of the gross proceeds of our primary offering (no selling commissions or dealer manager fees are payable with respect to sales under the dividend reinvestment plan). All or a portion of the selling commissions will not be charged with regard to shares sold to certain categories of purchasers. A reduced dealer manager fee is payable with respect to certain volume discount sales. The dealer manager will reallow 100% of selling commissions to broker-dealers participating in the public offering. From its dealer manager fee, KBS Capital Markets Group may reallow to any participating broker-dealer up to 1.0% of the gross offering proceeds attributable to that participating broker-dealer as a marketing fee (in special cases, the dealer manager has the option to increase the amount of this reallowance).

In addition to selling commissions and dealer manager fees, we are also obligated to reimburse the dealer manager and its affiliates for certain offering related expenses that they incur on our behalf. These include expenses for travel, meals, lodging and attendance and sponsorship fees incurred by registered persons associated with the dealer manager and officers and employees of our affiliates to attend retail conferences sponsored by participating broker-dealers and other meetings with participating broker-dealers; expense reimbursements to broker-dealers for actual costs incurred in connection with attending bona fide training and education meetings hosted by us; certain technology costs associated with the offering; certain legal fees allocable to the dealer manager; and reimbursement of bona fide due diligence expenses of broker-dealers. Under our dealer manager agreement, we are responsible for reimbursing our dealer manager and its affiliates for offering related expenses they incur provided that our reimbursement payments shall not cause (i) total underwriting compensation (excluding reimbursement of bona fide due diligence expenses) to exceed 10% of the gross proceeds from the primary offering, or (ii) total organization and offering expenses borne by us to exceed 15% of our gross offering proceeds.

Currently Proposed Transactions. There are no currently proposed material transactions with related persons other than those covered by the terms of the agreements described above.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Auditors

During the year ended December 31, 2009, Ernst & Young LLP served as our independent auditor and provided certain tax and other services. Ernst & Young has served as our independent auditor since our formation.

Pre-Approval Policies

In order to ensure that the provision of such services does not impair the auditors’ independence, the audit committee charter imposes a duty on the audit committee to pre-approve all auditing services performed for us by our independent auditors, as well as all permitted non-audit services. In determining whether or not to pre-approve services, the audit committee will consider whether the service is a permissible service under the rules and regulations promulgated by the SEC. The audit committee, may, in its discretion, delegate one or more of its members the authority to pre-approve any audit or non-audit services to be performed by the independent auditors, provided any such approval is presented to and approved by the full audit committee at its next scheduled meeting.

Since November 20, 2009, when we became a reporting company under Section 15(d) of the Securities Exchange Act of 1934, all services rendered by Ernst & Young LLP have been pre-approved in accordance with the policies and procedures described above.

Principal Auditor Fees

The aggregate fees billed to us for professional accounting services, including the audit of our annual financial statements by Ernst & Young for the years ended December 31, 2009 and 2008, are set forth in the table below.

	2009	2008
Audit fees	$45,000	$44,000
Audit-related fees	50,792	—
Tax fees	—	—
All other fees	—	—

Total	$95,792	$44,000

For purposes of the preceding table, Ernst & Young’s professional fees are classified as follows:

•

Audit fees – These are fees for professional services performed for the audit of our annual financial statements and the required review of quarterly financial statements and other procedures performed by Ernst & Young in order for them to be able to form an opinion on our consolidated financial statements. These fees also cover services that are normally provided by independent auditors in connection with statutory and regulatory filings or engagements.

•

Audit-related fees – These are fees for assurance and related services that traditionally are performed by independent auditors that are reasonably related to the performance of the audit or review of the financial statements, such as due diligence related to acquisitions and dispositions, attestation services that are not required by statute or regulation, internal control reviews and consultation concerning financial accounting and reporting standards.

•

Tax fees – These are fees for all professional services performed by professional staff in our independent auditor’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning and tax advice, including federal, state and local issues. Services may also include assistance with tax audits and appeals before the IRS and similar state and local agencies, as well as federal, state and local tax issues related to due diligence.

•	All other fees – These are fees for any services not included in the above-described categories.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statement Schedules

See the Index to Financial Statements at page F-1 of this report.

(b)	Exhibits

EXHIBIT LIST

Ex.	Description

3.1	Second Articles of Amendment and Restatement, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed February 4, 2010

3.2	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (No. 333-156633) filed August 21, 2009

4.1	Form of Subscription Agreement, included as Appendix A to the prospectus, incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-156633) filed November 13, 2009

4.2	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-156633) filed February 25, 2009

4.3	Amended and Restated Dividend Reinvestment Plan, included as Appendix B to the prospectus, incorporated by reference to Exhibit 4.3 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-156633) filed November 13, 2009

4.4	Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 4.4 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (No. 333-156633) filed August 21, 2009

4.5	Second Amended and Restated Escrow Agreement, incorporated by reference to Exhibit 4.5 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-156633) filed October 5, 2009

10.1	Dealer Manager Agreement with Selected Dealer Agreement, dated November 20, 2009

10.2	Amended and Restated Advisory Agreement, dated March 11, 2010

21.1	Subsidiaries of the Company, incorporated by reference to Exhibit 21.1 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-156633) filed February 25, 2009

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2009 and 2008	F-3

Consolidated Statement of Operations for the Year Ended December 31, 2009	F-4

Consolidated Statements of Stockholder’s Equity for the Period from October 8, 2008 (inception) to December 31, 2008 and for the Year Ended December 31, 2009	F-5

Consolidated Statement of Cash Flows for the Year Ended December 31, 2009	F-6

Notes to Consolidated Financial Statements	F-7

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder

KBS Strategic Opportunity REIT, Inc.

We have audited the accompanying consolidated balance sheets of KBS Strategic Opportunity REIT, Inc. (the Company) as of December 31, 2009 and 2008, the related consolidated statements of stockholder’s equity for the period from October 8, 2008 (inception) to December 31, 2008 and for the year ended December 31, 2009, and the related consolidated statements of operations and cash flows for the year ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of KBS Strategic Opportunity REIT, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for the year ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Irvine, California

March 11, 2010

KBS STRATEGIC OPPORTUNITY REIT, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
Assets
Cash and cash equivalents	$192,656	$200,000

Total assets	$192,656	$200,000

Liabilities and stockholder’s equity
Liabilities
Total liabilities	$—	$—

Commitments and contingencies

Stockholder’s equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 20,000 shares issued and outstanding	200	200
Additional paid-in capital	199,800	199,800
Accumulated deficit	(7,344)	—

Total stockholder’s equity	192,656	200,000

Total liabilities and stockholder’s equity	$192,656	$200,000

See accompanying notes.

KBS STRATEGIC OPPORTUNITY REIT, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

For the Year Ended December 31, 2009

Revenues:
Interest income	$119
Expenses:
General and administrative expenses	7,463

Net loss	$(7,344)

Net loss per common share, basic and diluted	$(0.37)

Weighted-average number of common shares outstanding, basic and diluted	20,000

See accompanying notes.

KBS STRATEGIC OPPORTUNITY REIT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

For the Period from October 8, 2008 (Inception) to December 31, 2008 and for the Year Ended December 31, 2009

	Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amounts	Capital	Deficit	Equity
Balance, October 8, 2008 (inception)	—	$—	$—	$—	$—
Issuance of common stock	20,000	200	199,800	—	200,000

Balance, December 31, 2008	20,000	200	199,800	—	200,000
Net loss	—	—	—	(7,344)	(7,344)

Balance, December 31, 2009	20,000	$200	$199,800	$(7,344)	$192,656

See accompanying notes.

KBS STRATEGIC OPPORTUNITY REIT, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2009

Cash Flows from Operating Activities:
Net loss	$(7,344)

Net cash used in operating activities	(7,344)

Net decrease in cash and cash equivalents	(7,344)
Cash and cash equivalents, beginning of period	200,000

Cash and cash equivalents, end of period	$192,656

See accompanying notes.

KBS STRATEGIC OPPORTUNITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

1.	ORGANIZATION

KBS Strategic Opportunity REIT, Inc. (the “Company”) was formed on October 8, 2008 as a Maryland corporation that intends to qualify as a real estate investment trust (“REIT”) beginning with the taxable year ending December 31, 2010. Substantially all of the Company’s business is expected to be conducted through KBS Strategic Opportunity Limited Partnership (the “Operating Partnership”), a Delaware limited partnership formed on December 10, 2008. The Company is the sole general partner of and owns a 0.1% partnership interest in the Operating Partnership. KBS Strategic Opportunity Holdings LLC (“REIT Holdings”), a Delaware limited liability company formed on December 9, 2008, owns the remaining 99.9% interest in the Operating Partnership and is its sole limited partner. The Company is the sole member and manager of REIT Holdings.

Subject to certain restrictions and limitations, the business of the Company will be externally managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement the Company entered into with the Advisor on October 9, 2009 (the “Advisory Agreement”). On December 24, 2008, the Company issued 20,000 shares of its common stock to the Advisor at a purchase price of $10.00 per share. As of December 31, 2009 and 2008, the 20,000 shares of common stock owned by the Advisor were the only issued and outstanding shares of the Company.

The Company expects to invest in and manage a diverse portfolio of real estate-related loans, real estate-related debt securities and other real estate-related investments. Such investments will include the origination and acquisition of mortgage, mezzanine, bridge and other real estate-related loans, investments in real estate-related debt securities such as residential and commercial mortgage-backed securities and collateralized debt obligations and investments in opportunistic real estate. The Company may also invest in entities that make similar investments.

On January 8, 2009, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a minimum of 250,000 shares (the “Minimum Number of Shares”) and a maximum of 140,000,000 shares of common stock for sale to the public (the “Offering”), of which 40,000,000 shares would be offered pursuant to the Company’s dividend reinvestment plan. The SEC declared the Company’s registration statement effective on November 20, 2009, and the Company retained KBS Capital Markets Group LLC (the “Dealer Manager”), an affiliate of the Advisor, to serve as the dealer manager of the Offering pursuant to a dealer manager agreement (the “Dealer Manager Agreement”). The Dealer Manager will be responsible for marketing the Company’s shares in the Offering. As described above, the Company intends to use substantially all of the net proceeds from the Offering to invest in a diverse portfolio of real estate-related loans, real estate-related debt securities and other real estate-related investments.

As of March 11, 2010, the Company has not broken escrow in its ongoing initial public offering and neither the Company nor the Operating Partnership had originated, acquired or contracted to make any investments. Also as of March 11, 2010, the Advisor had not identified any assets in which there is a reasonable probability that the Company or the Operating Partnership will invest.

KBS STRATEGIC OPPORTUNITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2009

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company, REIT Holdings and the Operating Partnership. All significant intercompany balances and transactions are eliminated in consolidation.

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC.

Effective September 15, 2009, the ASC was established as the single source of authoritative nongovernmental GAAP. Prior to the issuance of the ASC, all GAAP pronouncements were issued in separate topical pronouncements in the form of statements, staff positions or Emerging Issues Task Force Abstracts, and were referred to as such. While the ASC does not change GAAP, it introduces a new structure and supersedes all previously issued non-SEC accounting and reporting standards. In addition to the ASC, the Company is still required to follow SEC rules and regulations relating to the preparation of financial statements. The Company’s accounting policies are consistent with the guidance set forth in the ASC.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Cash and cash equivalents are stated at cost, which approximates fair value. There are no restrictions on the use of the Company’s cash and cash equivalents as of December 31, 2009 and 2008.

Revenue Recognition

The Company will recognize interest income on real estate loans receivable on an accrual basis over the life of the investment using the interest method. Direct loan origination or acquisition fees and costs, as well as acquisition premiums or discounts, will be amortized over the term of the loan as an adjustment to interest income. The Company will place loans on nonaccrual status when any portion of principal or interest is 90 days past due, or earlier when concern exists as to the ultimate collection of principal or interest. When a loan is placed on nonaccrual status, the Company will reverse the accrual for unpaid interest and will not recognize interest income until the cash is received, or the loan returns to accrual status. Generally, a loan may be returned to accrual status when all delinquent principal and interest are brought current in accordance with the terms of the loan agreement and certain performance criteria have been met.

The Company will recognize interest income on loans purchased at discounts to face value where the Company expects to collect less than the contractual amounts due under the loan when that expectation is due, at least in part, to the credit quality of the borrower. Income is recognized at an interest rate equivalent to the estimated yield on the loan, as calculated using the carrying value of the loan and the expected cash flows. Changes in estimated cash flows are recognized through an adjustment to the yield on the loan on a prospective basis. Projecting cash flows for these types of loans requires a significant amount of assumptions and judgment, which may have a significant impact on the amount and timing of revenue recognized on these investments.

The Company will recognize interest income on real estate securities that are beneficial interests in securitized financial assets and are rated “AA” and above on an accrual basis according to the contractual terms of the securities. Discounts or premiums will be amortized to interest income over the life of the investment using the interest method.

KBS STRATEGIC OPPORTUNITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2009

The Company will recognize interest income on real estate securities that are beneficial interests in securitized financial assets that are rated below “AA” using the effective yield method, which requires the Company to periodically project estimated cash flows related to these securities and recognize interest income at an interest rate equivalent to the estimated yield on the security, as calculated using the security’s estimated cash flows and amortized cost basis, or reference amount. Changes in the estimated cash flows will be recognized through an adjustment to the yield on the security on a prospective basis. Projecting cash flows for these types of securities requires the use of a significant amount of assumptions and judgment, which may have a significant impact on the timing of revenue recognized on these investments.

Real Estate Loans Receivable and Loan Loss Reserves

Real estate loans will be classified as held for investment, available for sale, or both based on management’s intent and ability to hold the loans for the foreseeable future. Real estate loans held for investment will be recorded at amortized cost and evaluated for impairment at each balance sheet date. The amortized cost of a loan is the outstanding unpaid principal balance, net of unamortized acquisition premiums or discounts and unamortized costs and fees directly associated with the origination or acquisition of the loan. The amount of impairment, if any, will be measured by comparing the recorded amount of the loan to the present value of the expected cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral. If a loan is deemed to be impaired, the Company will record a loan loss reserve and a provision for loan losses to recognize impairment.

The reserve for loan losses is a valuation allowance that reflects management’s estimate of loan losses inherent in the loan portfolio as of the balance sheet date. The reserve will be increased through a charge to “Provision for loan losses” on the Company’s consolidated statements of operations and will be decreased by charge-offs to specific loans when losses are confirmed. The reserve for loan losses may include an asset-specific component and a portfolio-based component.

The asset-specific reserve component would relate to reserves for losses on loans considered impaired. The Company will consider a loan to be impaired when, based upon current information and events, it believes that it is probable that the Company will be unable to collect all amounts due under the contractual terms of the loan agreement. If the Company purchases a loan at a discount to face value and at the acquisition date the Company expects to collect less than the contractual amounts due under the terms of the loan based, at least in part, on the Company’s assessment of the credit quality of the borrower, the Company will consider such a loan to be impaired when, based upon current information and events, it believes that it is probable that the Company will be unable to collect all amounts the Company estimated to be collected at the time of acquisition. The Company will also consider a loan to be impaired if it grants the borrower a concession through a modification of the loan terms or if it expects to receive assets (including equity interests in the borrower) in partial satisfaction of the loan. A reserve will be established when the present value of payments expected to be received, observable market prices, the estimated fair value of the collateral (for loans that are dependent on the collateral for repayment) or amounts expected to be received in partial satisfaction of an impaired loan are lower than the carrying value of that loan.

The portfolio-based reserve component would cover the pool of loans that do not have asset-specific reserves. A provision for loan losses will be recorded when available information as of each balance sheet date indicates that it is probable that the pool of loans will recognize a loss and the amount of the loss can be reasonably estimated. Required reserve balances for this pool of loans will be derived from estimated probabilities of default and estimated loss severities assuming a default occurs. On a quarterly basis, the Company’s management will assign estimated probabilities of default and loss severities to each loan in the portfolio based on factors such as the debt service coverage of the underlying collateral, the estimated fair value of the collateral, the significance of the borrower’s investment in the collateral, the financial condition of the borrower and/or its sponsors, the likelihood that the borrower and/or its sponsors would allow the loan to default, the Company’s willingness and ability to step in as owner in the event of default, and other pertinent factors.

The Company will record real estate loans held for sale at the lower of amortized cost or fair value. The Company will determine fair value for loans held for sale by using current secondary market information for loans with similar terms and credit quality. If current secondary market information is not available, the Company will consider other factors in estimating fair value, including modeled valuations using assumptions management believes a reasonable market participant would use in valuing similar assets (assumptions may include loss rates, prepayment rates, interest rates and credit spreads). If fair value is lower than the amortized cost basis of the loan, the Company will record a valuation allowance to write the loan down to fair value.

KBS STRATEGIC OPPORTUNITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2009

Failure to recognize impairments would result in the overstatement of earnings and the carrying value of the Company’s real estate loans held for investment. Actual losses, if any, could differ from estimated amounts.

Real Estate Securities

The Company will classify investments in real estate securities as trading, available-for-sale or held-to-maturity. The Company anticipates that the securities it purchases will be classified as held-to-maturity or available-for-sale. Securities classified as held-to-maturity will be recorded at amortized cost with acquisition premiums and discounts amortized to interest income over the life of the security using the interest method. The Company will record available-for-sale securities at fair value with unrealized gains and losses, net of deferred taxes, recorded to accumulated other comprehensive income (loss) within stockholder’s equity. Estimated fair values will generally be based on quoted market prices, when available, or on estimates provided by independent pricing sources or dealers who make markets in such securities. If the Company is unable to obtain prices for its securities from third parties, or concludes that prices obtained from third parties are influenced by distressed market activity, the Company will perform internal valuations to arrive at a fair value measurement. Generally, changes in the fair value of available-for-sale securities will not affect reported earnings or cash flows, but will impact stockholder’s equity and, accordingly, book value per share. Upon the sale of a security, the Company will reverse the unrealized gain (loss) from accumulated comprehensive income and record the realized gain (loss) to earnings.

On a quarterly basis, the Company will evaluate its real estate securities for impairment. The Company will review the projected future cash flows under a security for changes in assumptions due to prepayments, credit loss experience and other factors. If, based on the Company’s quarterly estimate of cash flows, there has been an adverse change in the estimated cash flows from the cash flows previously estimated such that the Company does not have the ability to hold the securities for a period of time sufficient to allow for recovery of the amortized cost basis, an other-than-temporary impairment will be deemed to have occurred. Determining whether impairment of a security is other-than-temporary involves a significant amount of judgment by management.

When the Company holds an other-than-temporarily impaired security that it does not intend to sell and where it is not likely that the Company will be required to sell the security prior to the anticipated recovery of its amortized cost basis, the Company will separate the other-than-temporary impairment loss into a credit component and a component related to other factors (e.g., market fluctuations). The Company will calculate the credit component of the other-than-temporary impairment as the difference between the amortized cost basis of the security and the present value of its estimated cash flows discounted at the yield used to recognize interest income. The credit component will be charged to earnings and the component related to other factors will be recorded to other comprehensive income (loss).

Real Estate Owned

The Company may obtain real estate through foreclosure or by deed-in-lieu of foreclosure in partial or total satisfaction of non-performing loans. Real estate obtained in satisfaction of a loan will be recorded at the lower of the carrying value of the related loan prior to foreclosure or the fair value of the real estate received less estimated costs to sell. The Company may also make direct investments in opportunistic real estate, which may include, but are not limited to, office, industrial and retail properties, hospitality properties and undeveloped land lots. After the Company has invested substantially all of the net proceeds from the Offering, the Company expects approximately 20% of its portfolio will consist of opportunistic real estate, excluding real property that it takes title to (i) as part of a portfolio of debt investments, (ii) through a loan workout, foreclosure or similar circumstances or (iii) through convertible debt investments. The Company will review the recoverability of the carrying value of real estate owned when circumstances indicate a possible impairment of the value of the property. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of the property less cost to sell. Any costs of holding the property will be expensed as incurred. Significant property improvements may be capitalized to the extent that the carrying value of the property does not exceed the estimated fair value less costs to sell. Any gain or loss on final disposition of real estate owned will be recorded as gain/loss from continuing operations because it represents the final stage of the loan collection process. The Company’s estimates of a property’s fair value less costs to sell may substantially differ from actual sales proceeds.

KBS STRATEGIC OPPORTUNITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2009

Rents and Other Receivables

The Company will periodically evaluate the collectibility of amounts due from tenants and maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under lease agreements. In addition, the Company will maintain an allowance for deferred rent receivable that arises from the straight-lining of rents. The Company will exercise judgment in establishing these allowances and will consider payment history and current credit status of its tenants in developing these estimates.

Financing Costs

The Company will defer financing costs such as commitment fees, legal fees and other third party costs associated with obtaining commitments for financing that result in a closing of such financing. The Company will amortize these costs over the terms of the respective financing agreements using the interest method. The Company will expense unamortized deferred financing costs when the associated debt is refinanced or repaid before maturity unless specific rules are met that would allow for the carryover of such costs to the refinanced debt. Costs incurred in seeking financing transactions that do not close will be expensed in the period in which it is determined that the financing will not close.

Fair Value Measurements

Under GAAP, the Company is required to measure certain financial instruments at fair value on a recurring basis. In addition, the Company is required to measure other financial instruments and balances at fair value on a non-recurring basis (e.g., carrying value of impaired real estate loans receivable and long-lived assets). Fair value, as defined under GAAP, is the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The GAAP fair value framework uses a three-tiered approach. Fair value measurements will be classified and disclosed in one of the following three categories:

•	Level 1: unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities;

•

Level 2: quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and

•	Level 3: prices or valuation techniques where little or no market data is available that requires inputs that are both significant to the fair value measurement and unobservable.

When available, the Company will utilize quoted market prices from an independent third-party source to determine fair value and classify such items in Level 1 or Level 2. In instances where the market for a financial instrument is not active, regardless of the availability of a nonbinding quoted market price, observable inputs might not be relevant and could require the Company to make a significant adjustment to derive a fair value measurement. Additionally, in an inactive market, a market price quoted from an independent third party may rely more on models with inputs based on information available only to that independent third party. When the Company determines the market for a financial instrument owned by the Company to be illiquid or when market transactions for similar instruments do not appear orderly, the Company will use several valuation sources (including internal valuations, discounted cash flow analysis and quoted market prices) and establish a fair value by assigning weights to the various valuation sources.

Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. In this regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, may not be realized in an immediate settlement of the instrument.

KBS STRATEGIC OPPORTUNITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2009

The Company considers the following factors to be indicators of an inactive market: (i) there are few recent transactions, (ii) price quotations are not based on current information, (iii) price quotations vary substantially either over time or among market makers (for example, some brokered markets), (iv) indexes that previously were highly correlated with the fair values of the asset or liability are demonstrably uncorrelated with recent indications of fair value for that asset or liability, (v) there is a significant increase in implied liquidity risk premiums, yields, or performance indicators (such as delinquency rates or loss severities) for observed transactions or quoted prices when compared with the Company’s estimate of expected cash flows, considering all available market data about credit and other nonperformance risk for the asset or liability, (vi) there is a wide bid-ask spread or significant increase in the bid-ask spread, (vii) there is a significant decline or absence of a market for new issuances (that is, a primary market) for the asset or liability or similar assets or liabilities, and (viii) little information is released publicly (for example, a principal-to-principal market).

The Company considers the following factors to be indicators of non-orderly transactions: (i) there was not adequate exposure to the market for a period before the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets or liabilities under current market conditions, (ii) there was a usual and customary marketing period, but the seller marketed the asset or liability to a single market participant, (iii) the seller is in or near bankruptcy or receivership (that is, distressed), or the seller was required to sell to meet regulatory or legal requirements (that is, forced), and (iv) the transaction price is an outlier when compared with other recent transactions for the same or similar assets or liabilities.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, Fair Value Measurements and Disclosures (Topic 820), Measuring Liabilities at Fair Value. This update provides amendments to the ASC for the fair value measurement of liabilities. In circumstances in which a quoted price in an active market for the identical liability is not available, the reporting entity is required to measure fair value using (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as assets or (ii) another valuation technique that is consistent with the principles of fair value measurement, such as the income approach or the market approach. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. These amendments to the ASC are effective upon issuance and did not have a significant impact on the Company’s financial statements.

Redeemable Common Stock

The Company has adopted a share redemption program that may enable future stockholders to sell their shares of common stock to the Company in limited circumstances.

There are several limitations on the Company’s ability to redeem shares under the share redemption program:

•

Unless the shares are being redeemed in connection with a stockholder’s death, “qualifying disability” (as defined under the share redemption program) or “determination of incompetence” (as defined under the share redemption program), the Company may not redeem shares until the stockholder has held his or her shares for one year.

•

During each calendar year, the share redemption program limits the number of shares the Company may redeem to those that the Company could purchase with the amount of the net proceeds from the issuance of shares under the dividend reinvestment plan during the prior calendar year.

•	During any calendar year, the Company may redeem no more than 5% of the weighted-average number of shares outstanding during the prior calendar year.

•

The Company has no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.

KBS STRATEGIC OPPORTUNITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2009

Pursuant to the program, the Company would redeem shares at prices determined as follows:

•	The lower of $9.25 or 92.5% of the price paid to acquire the shares from the Company for stockholders who have held their shares for at least one year;

•	The lower of $9.50 or 95.0% of the price paid to acquire the shares from the Company for stockholders who have held their shares for at least two years;

•	The lower of $9.75 or 97.5% of the price paid to acquire the shares from the Company for stockholders who have held their shares for at least three years;

•	The lower of $10.00 or the price paid to acquire the shares from the Company for stockholders who have held their shares for at least four years.

Notwithstanding the above, the redemption price for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” will initially be the amount paid to acquire the shares from the Company. Furthermore, once the Company establishes an estimated value per share of its common stock, the redemption price per share for all stockholders would be equal to the estimated value per share, as determined by its advisor or another firm chosen for that purpose. The Company expects to establish an estimated value per share after the completion of its offering stage. The Company will consider its offering stage complete when it is no longer publicly offering equity securities – whether through the Offering or follow-on public offerings – and has not done so for 18 months.

The Company’s board of directors may amend, suspend or terminate the share redemption program with 30 days’ notice to its stockholders. The Company may provide this notice by including such information in a Current Report on Form 8-K or in the Company’s annual or quarterly reports, all publicly filed with the SEC, or by a separate mailing to its stockholders.

The Company will record amounts that are redeemable under the share redemption program as redeemable common stock in its consolidated balance sheets since the shares may become mandatorily redeemable at the option of the holder and therefore their redemption will be outside the control of the Company. The maximum amount redeemable under the Company’s share redemption program is limited to the number of shares the Company could redeem with the amount of the net proceeds from the sale of shares under the dividend reinvestment plan during the prior calendar year. However, since the amounts that can be redeemed will be determinable and only contingent on an event that is likely to occur (e.g., the passage of time) the Company will present the net proceeds from the current year and prior year dividend reinvestment plan, net of current year redemptions, as redeemable common stock in its consolidated balance sheets.

The Company will classify as liabilities financial instruments that represent a mandatory obligation of the Company to redeem shares. The Company’s redeemable common shares are contingently redeemable at the option of the holder. When the Company determines it has a mandatory obligation to redeem shares under the share redemption program, it will reclassify such obligations from temporary equity to a liability based upon their respective settlement values. As of December 31, 2009 and 2008, no shares had been tendered for redemption or redeemed by the Company.

KBS STRATEGIC OPPORTUNITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2009

Organization, Offering and Related Costs

Organization and offering costs (other than selling commissions and the dealer manager fee) of the Company are initially being paid by the Advisor, the Dealer Manager or their affiliates on behalf of the Company. These other organization and offering costs include all expenses to be paid by the Company in connection with the Offering, including but not limited to (i) legal, accounting, printing, mailing and filing fees; (ii) charges of the escrow holder and transfer agent; (iii) a $35 fee per subscription agreement payable to the Advisor for reviewing and processing subscription agreements (which aggregate fees are expected to be approximately $1.0 million if the Company raises the maximum offering amount in the primary offering); (iv) reimbursement of the bona fide diligence expenses of broker-dealers; (v) reimbursement to the Advisor for costs in connection with preparing supplemental sales materials; (vi) the cost of bona fide training and education meetings held by the Company (primarily the travel, meal and lodging costs of registered representatives of broker-dealers); (vii) reimbursement to the Dealer Manager for attendance and sponsorship fees and travel, meal and lodging costs for registered persons associated with the Dealer Manager and officers and employees of the Company’s affiliates to attend retail seminars conducted by broker-dealers; and (viii) in special cases, reimbursement to participating broker-dealers for technology costs associated with the Offering, costs and expenses related to such technology costs, and costs and expenses associated with the facilitation of the marketing of the shares in the Offering and the ownership of the shares by such broker-dealers’ customers. Pursuant to the Advisory Agreement and the proposed Dealer Manager Agreement, the Company is obligated to reimburse the Advisor, the Dealer Manager or their affiliates, as applicable, for organization and offering costs paid by them on behalf of the Company, provided that the Advisor would be obligated to reimburse the Company to the extent selling commissions, the dealer manager fee and other organization and offering costs incurred by the Company in the Offering exceed 15% of gross offering proceeds.

In the event the Minimum Number of Shares of the Company’s common stock is not sold to the public, the Company will terminate the Offering and will have no obligation to reimburse the Advisor, the Dealer Manager or their affiliates for any organization and offering costs. As of December 31, 2009 and 2008, the Advisor has incurred organization and offering costs on behalf of the Company of approximately $1.9 million and $0.3 million, respectively. These costs are not recorded in the financial statements of the Company as of December 31, 2009 and 2008 because such costs are not a liability of the Company until the Minimum Number of Shares of the Company’s common stock is issued, and such costs will only become a liability of the Company to the extent selling commissions, the dealer manager fee and other organization and offering costs do not exceed 15% of the gross proceeds of the Offering. When recorded by the Company, organization costs will be expensed as incurred, and offering costs, which include selling commissions and dealer manager fees, will be deferred and charged to stockholder’s equity as such amounts are reimbursed to the Advisor, the Dealer Manager or their affiliates from the gross proceeds of the Offering.

Repurchase Financings

In certain circumstances, the Company may finance the purchase of loans or securities from a counterparty through a repurchase agreement with that same counterparty. Generally, an initial transfer of a financial asset and a repurchase agreement are considered part of the same linked transaction in evaluating the initial transfer for sale accounting treatment. If certain criteria related to sale accounting are met, the initial transfer and repurchase financing will result in the purchased asset and the repurchase liability being separately reflected on the balance sheet. If the linked transaction does not meet the requirements for sale accounting, the linked transaction will generally be reflected on the balance sheet net.

KBS STRATEGIC OPPORTUNITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2009

Independent Director Compensation

The Company will pay each of its independent directors an annual retainer of $40,000. In addition, the independent directors will be paid for attending meetings as follows: (i) $2,500 for each board meeting attended, (ii) $2,500 for each committee meeting attended (except that the committee chairman is paid $3,000 for each meeting attended), (iii) $2,000 for each teleconference board meeting attended, and (iv) $2,000 for each teleconference committee meeting attended (except that the committee chairman is paid $3,000 for each teleconference committee meeting attended). All directors will also receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors. No independent director fees or director reimbursements are payable unless the Company raises the minimum offering amount of $2,500,000; until the Company raises the minimum offering amount, fees and other amounts payable to the board of directors will accrue without interest. Director compensation is an operating expense of the Company that is subject to the operating expense reimbursement obligation of the Advisor discussed in Note 4. During the year ended December 31, 2009, $54,000 in independent director compensation was incurred. The payment of independent director compensation is contingent on the Company issuing the Minimum Number of Shares and therefore the independent director compensation is not a liability of the Company as of December 31, 2009.

Income Taxes

The Company intends to elect to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and intends to operate as such beginning with its taxable year ending December 31, 2010. The Company expects to have little or no taxable income prior to electing REIT status. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the Company’s annual REIT taxable income to its stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to federal income tax to the extent it distributes qualifying dividends to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially and adversely affect the Company’s net income and net cash available for distribution to stockholders. However, the Company intends to organize and operate in such a manner as to qualify for treatment as a REIT.

The Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. Neither the Company nor its subsidiaries been assessed interest or penalties by any major tax jurisdictions. The Company’s evaluations were performed for the tax year ended December 31, 2009.

Industry Segments

The Company intends to invest in real estate-related loans, real estate-related debt securities and other real estate-related assets, including direct investments in opportunistic real properties. As a result, the Company will operate in one business segment. However, should the composition of the Company’s portfolio change in the future, the Company may operate in additional business segments.

Derivative Instruments

In the normal course of business, the Company may enter into certain types of derivative instruments, such as interest rate cap and floor agreements or interest rate swaps, to hedge its exposure to cash flow variability caused by changing interest rates on its variable rate real estate loans receivable and notes payable. The change in fair value of the effective portion of a derivative instrument that is designated as a cash flow hedge will be recorded to accumulated comprehensive income (loss) within stockholder’s equity. The amounts to be paid or received on these instruments will be recognized on an accrual basis and amortized as adjustments to interest income for derivatives designated as hedges of investments and interest expense for derivatives designated as hedges of liabilities during the period the hedged transaction occurs. The change in fair value of derivative instruments that are not designated as hedges or that do not meet the hedge accounting criteria will be recorded to earnings.

KBS STRATEGIC OPPORTUNITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2009

Fair Value Election

The Company has the option to elect fair value accounting for all financial assets and liabilities upon initial recognition, or upon certain qualifying events that result in remeasurement of the respective instruments. Under fair value accounting, changes in the fair value of financial instruments are recognized in earnings. Companies primarily elect fair value accounting to achieve consistent measurement approaches between related financial instruments, to eliminate the burden of complying with complex hedge accounting provisions, or because they believe fair value is a more relevant measurement for certain instruments. Certain financial assets and liabilities have valuation inputs that are not observable in the marketplace. Electing the fair value option for instruments with less observable valuation inputs will result in a significant amount of reliance on management judgment and assumptions in determining the fair value for such instruments. The Company anticipates evaluating and making a determination regarding fair value accounting for each asset or liability at its acquisition date.

General and Administrative Expenses

General and administrative expenses, totaling $7,463 for the year ended December 31, 2009, consisted of bank fees incurred on the Company’s deposit accounts. As of December 31, 2009, the Advisor has incurred $0.4 million of general and administrative expenses, all of which remains unpaid. The repayment of these expenses is contingent on the Company issuing the Minimum Number of Shares and therefore these expenses are not a liability of the Company as of December 31, 2009.

3.	STOCKHOLDER’S EQUITY

General

Under the Articles of Incorporation of the Company, the total number of shares of capital stock authorized for issuance is 1,010,000,000 shares, consisting of 1,000,000,000 shares of common stock and 10,000,000 shares of preferred stock, each as defined by the Company’s Articles of Incorporation.

The shares of common stock have a par value of $0.01 per share and entitle the holders to one vote per share on all matters upon which stockholders are entitled to vote, to receive dividends and other distributions as authorized by the board of directors in accordance with the Maryland General Corporation Law and to all rights of a stockholder pursuant to the Maryland General Corporation Law. The common stock has no preferences or preemptive, conversion or exchange rights. As of December 31, 2009 and 2008, the Company had issued 20,000 shares of common stock.

The Company is authorized to issue one or more classes or series of preferred stock. Prior to the issuance of such shares, the board of directors shall have the power from time to time to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares. As of December 31, 2009 and 2008, no shares of the Company’s preferred stock were issued and outstanding.

Dividend Reinvestment Plan

The Company has adopted a dividend reinvestment plan (the “DRP”) through which common stockholders may elect to reinvest an amount equal to the distributions declared on their shares in additional shares of the Company’s common stock in lieu of receiving cash distributions. The initial purchase price per share under the DRP will be $9.50. Once the Company establishes an estimated value per share, shares issued pursuant to the dividend reinvestment plan will be priced at the estimated value per share of the Company’s common stock, as determined by the Advisor or another firm chosen for that purpose. The Company expects to establish an estimated value per share after the completion of its offering stage. The offering stage will be considered complete when the Company is no longer publicly offering equity securities – whether through the Offering or follow-on public offerings – and has not done so for 18 months. No selling commissions or dealer manager fees will be paid on shares sold under the DRP. The board of directors of the Company may amend or terminate the DRP for any reason upon 10 days’ notice to participants.

KBS STRATEGIC OPPORTUNITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2009

4.	RELATED PARTY TRANSACTIONS

The Company has executed the Advisory Agreement with the Advisor and the Dealer Manager Agreement with the Dealer Manager. These agreements entitle the Advisor and the Dealer Manager to specified fees upon the provision of certain services with regard to the Offering and the investment of funds in real estate-related investments, among other services, as well as reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company (as discussed in Note 2) and certain costs incurred by the Advisor in providing services to the Company. The fees and reimbursement obligations are as follows:

Form of Compensation	Amount
Selling Commission and Dealer Manager Fees

The Company will pay the Dealer Manager selling commissions and dealer manager fees of up to 9.5% of the gross proceeds of the primary offering (no selling commissions or dealer manager fees are payable with respect to sales under the dividend reinvestment plan). The Dealer Manager will reallow 100% of selling commissions earned to participating broker-dealers. From its dealer manager fee, the Dealer Manager may reallow to any participating broker-dealer up to 1.0% of the gross offering proceeds attributable to that participating broker-dealer as a marketing fee and in special cases the dealer manager may increase the reallowance. All or a portion of the selling commissions will not be charged with regard to shares sold to certain categories of purchasers. A reduced dealer manager fee is payable with respect to certain volume discount sales.

Assuming all shares in the primary offering are sold at the highest possible selling commissions and dealer manager fees (with no reduced commissions or fees for any categories of purchasers), estimated selling commissions and dealer manager fees are approximately $237,500 if the Company sells the minimum of 250,000 shares and approximately $95,000,000 if the Company sells the maximum of 100,000,000 shares in the primary offering.

Reimbursement of Organization and Offering Expenses

The Company will reimburse the Advisor or its affiliates for organization and offering expenses (as discussed in Note 2) incurred by the Advisor or its affiliates on behalf of the Company to the extent that reimbursement would not cause selling commissions, the dealer manager fee and the other organization and offering expenses borne by the Company to exceed 15.0% of gross offering proceeds as of the date of reimbursement.

The Company estimates organization and offering costs (other than selling commissions and the dealer manager fee) of approximately $137,500 if the Company sells the minimum of 250,000 shares and approximately $14,826,833 if the Company sells the maximum of 140,000,000 shares.

Acquisition and Origination Fee	The Company will pay the Advisor 1.0% of the cost of investments acquired, or the amount funded to acquire or originate loans, including acquisition and origination expenses and any debt attributable to such investments.

KBS STRATEGIC OPPORTUNITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2009

Form of Compensation	Amount
Acquisition and Origination Expenses	The Company will reimburse the Advisor or its affiliates for customary acquisition and origination expenses (including expenses relating to potential investments that do not close), such as legal fees and expenses (including fees of independent contractor in-house counsel that are not employees of the advisor), costs of due diligence (including, as necessary, updated appraisals, surveys and environmental site assessments), travel and communication expenses, accounting fees and expenses and other closing costs and miscellaneous expenses relating to the acquisition or origination of real estate-related loans, real estate-related debt securities and other real estate-related investments.

Asset Management Fee (1)	With respect to investments in loans and any investments other than real property, the Company will pay the Advisor a monthly asset management fee calculated, each month, as one-twelfth of 0.75% of the lesser of (i) the amount actually paid or allocated to acquire or fund the loan or other investment, inclusive of acquisition or origination fees and expenses related thereto and the amount of any debt associated with or used to acquire or fund such investment and (ii) the outstanding principal amount of such loan or other investment plus the acquisition and origination fees and expenses related to the acquisition or funding of such investment, as of the time of calculation. With respect to investments in real property, the asset management fee will be a monthly fee equal to one-twelfth of 0.75% of the amount paid or allocated to acquire the investment, inclusive of acquisition or origination fees and expenses related thereto and the amount of any debt associated with or used to acquire such investment. In the case of investments made through joint ventures, the asset management fee will be determined based on the Company’s proportionate share of the underlying investment.

Reimbursement of Operating Expenses (1)	The Company will reimburse the expenses incurred by the Advisor or its affiliates in connection with their provision of services to the Company, including the Company’s allocable share of the Advisor’s overhead, such as rent, employee costs, utilities and IT costs. Though the Advisor may seek reimbursement for employee costs under the Advisory Agreement, the Advisor does not intend to do so at this time. If the Advisor does decide to seek reimbursement for employee costs, such costs may include the Company’s proportionate share of the salaries of persons involved in the preparation of documents to meet the SEC reporting requirements. The Company will not reimburse the Advisor or its affiliates for employee costs in connection with services for which the Advisor or its affiliates receive acquisition and origination fees or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries and benefits the Advisor or its affiliates may pay to the Company’s executive officers.

KBS STRATEGIC OPPORTUNITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2009

Form of Compensation	Amount
Disposition Fee (1)

For substantial assistance in connection with the sale of investments, the Company will pay the Advisor or its affiliate a disposition fee of 1.0% of the contract sales price of each loan, debt-related security, real property or other investments sold (including residential or commercial mortgage-backed securities or collateralized debt obligations issued by a subsidiary of the Company as part of a securitization transaction); provided, however, that if in connection with such disposition commissions are paid to third parties unaffiliated with the Advisor, the fee paid to the Advisor or its affiliate may not exceed the commissions paid to such unaffiliated third parties, and provided further that the disposition fees paid to the Advisor, its affiliates and unaffiliated third parties may not exceed 6.0% of the contract sales price. The Company will not pay a disposition fee upon the maturity, prepayment or workout of a loan or other debt-related investment, provided that if the Company takes ownership of a property as a result of a workout or foreclosure of a loan the Company will pay a disposition fee upon the sale of such property. To the extent the disposition fee is paid upon the sale of any assets other than real property, it will count against the limit on “total operating expenses” described below.

The Company does not intend to sell assets to affiliates. However, if the Company does sell an asset to an affiliate, its organizational documents would not prohibit it from paying the Advisor a disposition fee. Before the Company sold an asset to an affiliate, the Company’s Articles of Incorporation would require that a majority of the Company’s board of directors (including a majority of the members of the Conflicts Committee) not otherwise interested in the transaction approve the transaction as being fair and reasonable to the Company.

Subordinated Participation in Net Cash Flows (1)	After investors receive a return of their net capital contributions and a 7.0% per year cumulative, noncompounded return, the Advisor is entitled to receive 15.0% of the net cash flows produced by the Company, whether from continuing operations, net sale proceeds or otherwise. To the extent this fee is derived from cash flows other than net sales proceeds, this fee will count against the limit on “total operating expenses” described below.

KBS STRATEGIC OPPORTUNITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2009

Form of Compensation	Amount
Subordinated Incentive Listing Fee (1)	Upon listing the Company’s common stock on a national securities exchange, the Advisor or its affiliates will receive 15.0% of the amount by which (1) the market value of the Company’s outstanding stock plus distributions paid by the Company prior to listing exceeds (2) the sum of invested capital and the amount of cash flow necessary to generate a 7.0% per year cumulative, noncompounded return to stockholders. This fee will count against the limit on “total operating expenses” described below.

(1) Commencing on the earlier of four fiscal quarters after (i) the Company makes its first investment or (ii) six months after commencement of the Company’s Offering, the Advisor will reimburse the Company at the end of any fiscal quarter for total operating expenses that in the four consecutive fiscal quarters then ended exceed the greater of 2% of its average invested assets or 25% of its net income, unless the conflicts committee of the Company’s board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors.

“Average invested assets” means the average monthly book value of the Company’s assets during the 12-month period before deducting depreciation, bad debts or other non-cash reserves.

“Total operating expenses” means all expenses paid or incurred by the Company, as determined under GAAP, that are in any way related to the Company’s operation, including advisory fees, but excluding (a) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, registration and stock exchange listing of the Company’s stock; (b) interest payments; (c) taxes; (d) non-cash expenditures such as depreciation, amortization and bad debt reserves; (e) reasonable incentive fees based on the gain on the sale of the Company’s assets; and (f) acquisition and origination fees, acquisition and origination expenses (including expenses relating to potential investments that the Company does not close), disposition fees on the sale of real property and other expenses connected with the acquisition, origination, disposition and ownership of real estate interests, loans or other property (other than disposition fees on the sale of assets other than real property), such as the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of property. To the extent the Advisor receives the fee described above at “Subordinated Participation in Net Cash Flows” and such fee is derived from cash flows other than net sales proceeds, that fee will count against the limit on “total operating expenses.” To the extent the fee described above at “Disposition Fee” is paid upon the sale of any assets other than real property, that fee will count against the limit on “total operating expenses.” To the extent the Advisor receives the fee described above at “Subordinated Incentive Listing Fee,” that fee will count against the limit on “total operating expenses.”

The Advisory Agreement has a one-year term. The Company may terminate the Advisory Agreement on 60 days’ written notice. The Advisor in its sole discretion may defer any fee payable to it under the Advisory Agreement. All or any portion of such fee not taken may be deferred without interest and paid when the Advisor determines.

KBS STRATEGIC OPPORTUNITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2009

Conflicts of Interest

All of the Company’s executive officers, some of the Company’s directors and the key real estate and debt finance professionals assembled by the Advisor are also executive officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in the Advisor, the Dealer Manager and other KBS-affiliated entities. Through KBS-affiliated entities, some of these persons also serve as the investment advisers to institutional investors in real estate and real estate-related assets and, through KBS Capital Advisors, these persons serve as the advisor to KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust II, Inc., KBS Real Estate Investment Trust III, Inc. and KBS Legacy Partners Apartment REIT, Inc. As a result, they owe fiduciary duties to each of these entities, their members and limited partners and these investors, which fiduciary duties may from time to time conflict with the fiduciary duties that they owe to the Company and its stockholders.

Some of the material conflicts that the Advisor, the Dealer Manager or its affiliates will face are 1) the determination of whether an investment opportunity should be recommended to the Company or another KBS-sponsored program or KBS-advised investor; 2) the allocation of the time of key executive officers, directors, and other real estate professionals among the Company, other KBS-sponsored programs and KBS-advised investors, and the activities in which they are involved; 3) the fees received by the Advisor and its affiliates in connection with transactions involving the purchase, origination, management and sale of investments regardless of the quality of the asset acquired or the service provided the Company; and 4) the fees received by the Advisor, the Dealer Manager, and its affiliates in connection with the Company’s Offering.

5.	ECONOMIC DEPENDENCY

The Company will be dependent on the Advisor and the Dealer Manager for certain services that are essential to the Company, including the sale of the Company’s shares of common and preferred stock available for issue; the identification, evaluation, negotiation, origination, acquisition and disposition of investments; management of the daily operations of the Company’s investment portfolio; and other general and administrative responsibilities. In the event that these companies are unable to provide the respective services, the Company will be required to obtain such services from other sources.

6.	SUBSEQUENT EVENTS

The Company evaluates subsequent events up until the date the consolidated financial statements are issued.

On March 11, 2010, the Company entered into an amended and restated advisory agreement with the Advisor. The amended agreement provides that the Company and the Advisor may not, without the approval of stockholders holding a majority of the Company’s shares of common stock, reduce the return that is required to be paid to stockholders before the Advisor may receive (i) a subordinated participation in net cash flows, (ii) a subordinated listing fee or (iii) a fee upon termination of the advisory agreement. The amended agreement also provides a mechanism for reducing the asset management fee, which is normally based on the cost of the Company’s investments, in certain circumstances in which an investment of the Company’s has suffered an impairment, reduction in cash flow or other negative circumstances. Finally, the amended agreement provides that, with respect to any shares of the Company’s common stock owned by the Advisor, the Advisor will not vote or consent on matters submitted to the Company’s stockholders regarding (i) the removal of the Advisor or its affiliates, (ii) any transaction between the Company and the Advisor or its affiliates, (iii) the election of the Company’s directors or (iv) the approval or termination of any contract between the Company and the Advisor or its affiliates.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on March 11, 2010.

KBS STRATEGIC OPPORTUNITY REIT, INC.

By:	/s/ KEITH D. HALL
Keith D. Hall
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ KEITH D. HALL Keith D. Hall	Chief Executive Officer and Director	March 11, 2010

/s/ PETER MCMILLAN III Peter McMillan III	Chairman of the Board, President and Director	March 11, 2010

/s/ DAVID E. SNYDER David E. Snyder	Chief Financial Officer	March 11, 2010

/s/ STACIE K. YAMANE Stacie K. Yamane	Chief Accounting Officer	March 11, 2010

/s/ MICHAEL L. MEYER Michael L. Meyer	Director	March 11, 2010

/s/ WILLIAM M. PETAK William M. Petak	Director	March 11, 2010

/S/ ERIC J. SMITH Eric J. Smith	Director	March 11, 2010