Form 10-Q
period 2010-03-31
KBS Strategic Opportunity REIT, Inc.
filed 2010-05-17
CIK 1452936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 12, 2010, there were 833,473 outstanding shares of common stock of KBS Strategic Opportunity REIT, Inc.

KBS STRATEGIC OPPORTUNITY REIT, INC.

FORM 10-Q

March 31, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

KBS STRATEGIC OPPORTUNITY REIT, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(unaudited)
Assets
Cash and cash equivalents	$190,010	$192,656

Total assets	$190,010	$192,656

Liabilities and stockholder’s equity
Total liabilities	$—	$—

Commitments and contingencies

Stockholder’s equity
Preferred stock, $.01par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01par value; 1,000,000,000 shares authorized, 20,000 shares issued and outstanding	200	200
Additional paid-in capital	199,800	199,800
Accumulated deficit	(9,990)	(7,344)

Total stockholder’s equity	190,010	192,656

Total liabilities and stockholder’s equity	$190,010	$192,656

See accompanying notes.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2010

(unaudited)

Revenues:	$—

Expenses:
General and administrative expenses	2,646

Net loss	$(2,646)

Net loss per common share, basic and diluted	$(0.13)

Weighted-average number of common shares outstanding, basic and diluted	20,000

See accompanying notes.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

For the Year Ended December 31, 2009 and Three Months Ended March 31, 2010

(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholder’s Equity
	Shares	Amounts
Balance, December 31, 2008	20,000	$200	$199,800	$—	$200,000
Net loss	—	—	—	(7,344)	(7,344)

Balance, December 31, 2009	20,000	$200	$199,800	$(7,344)	$192,656
Net loss	—	—	—	(2,646)	(2,646)

Balance, March 31, 2010	20,000	$200	$199,800	$(9,990)	$190,010

See accompanying notes.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2010

(unaudited)

Cash Flows from Operating Activities:
Net loss	$(2,646)

Net cash used in operating activities	(2,646)

Net decrease in cash and cash equivalents	(2,646)
Cash and cash equivalents, beginning of period	192,656

Cash and cash equivalents, end of period	$190,010

See accompanying notes.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(unaudited)

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

Subject to certain restrictions and limitations, the business of the Company is externally managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an amended and restated advisory agreement the Company entered into with the Advisor on March 11, 2010 (the “Advisory Agreement”). On December 24, 2008, the Company issued 20,000 shares of its common stock to the Advisor at a purchase price of $10.00 per share. As of March 31, 2010 and December 31, 2009, the 20,000 shares of common stock owned by the Advisor were the only issued and outstanding shares of the Company.

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

On January 8, 2009, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a minimum of 250,000 shares (the “Minimum Number of Shares”) and a maximum of 140,000,000 shares of common stock for sale to the public (the “Offering”), of which 40,000,000 shares would be offered pursuant to the Company’s dividend reinvestment plan. The SEC declared the Company’s registration statement effective on November 20, 2009, and the Company retained KBS Capital Markets Group LLC (the “Dealer Manager”), an affiliate of the Company, to serve as the dealer manager of the Offering pursuant to a dealer manager agreement, as amended and restated on April 6, 2010 (the “Dealer Manager Agreement”). The Dealer Manager is responsible for marketing the Company’s shares being offered pursuant to the Offering. As described above, the Company intends to use substantially all of the net proceeds from the Offering to invest in a diverse portfolio of real estate-related loans, real estate-related debt securities and other real estate-related investments.

At March 31, 2010, the Company’s escrow agent had not received sufficient gross proceeds to satisfy the Minimum Number of Shares in the Offering; therefore, the Company has not recorded any organizational costs, offering costs, selling commissions or dealer manager fees as of that date. As of April 5, 2010, the Company’s escrow agent had received sufficient gross proceeds to satisfy the Minimum Number of Shares in the Offering, and on April 19, 2010, the Company broke escrow in the Offering. Through May 12, 2010, the Company had sold 813,473 shares for gross offering proceeds of $8.1 million. As of March 31, 2010, neither the Company nor the Operating Partnership had originated, acquired or contracted to make any investments. Also as of March 31, 2010, the Advisor had not identified any assets in which there is a reasonable probability that the Company or the Operating Partnership will invest.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2010

(unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company, REIT Holdings and the Operating Partnership. All significant intercompany balances and transactions are eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. In addition, the Company did not have operations during the three months ended March 31, 2009 and therefore does not present a statement of operations or cash flows for that period. For further information, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K filed with the SEC.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Cash and cash equivalents are stated at cost, which approximates fair value. There are no restrictions on the use of the Company’s cash and cash equivalents as of March 31, 2010 and December 31, 2009.

At March 31, 2010 and December 31, 2009, the Company’s cash and cash equivalents balance was $0.2 million, which approximates the fair value due to the short-term nature of these items.

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

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2010

(unaudited)

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

The Company will recognize interest income on real estate securities that are beneficial interests in securitized financial assets that are rated below “AA” using the effective yield method, which requires the Company to periodically project estimated cash flows related to these securities and recognize interest income at an interest rate equivalent to the estimated yield on the security, as calculated using the security’s estimated cash flows and amortized cost basis, or reference amount. Changes in the estimated cash flows will be recognized through an adjustment to the yield on the security on a prospective basis. Projecting cash flows for these types of securities requires significant judgment, which may have a significant impact on the timing of revenue recognized on these investments.

Real Estate Loans Receivable and Loan Loss Reserves

Real estate loans will be classified as held for investment, available for sale, or both based on management’s intent and ability to hold the loans for the foreseeable future. Real estate loans held for investment will be recorded at amortized cost and evaluated for impairment at each balance sheet date. The amortized cost of a real estate loan receivable is the outstanding unpaid principal balance, net of unamortized acquisition premiums or discounts and unamortized costs and fees directly associated with the origination or acquisition of the loan. The amount of impairment, if any, will be measured by comparing the recorded amount of the loan to the present value of the expected cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral. If a loan is deemed to be impaired, the Company will record a loan loss reserve and a provision for loan losses to recognize impairment.

The reserve for loan losses is a valuation allowance that reflects management’s estimate of loan losses inherent in the loan portfolio as of the balance sheet date. The reserve will be adjusted through a charge to “Provision for loan losses” on the Company’s consolidated statements of operations and will be decreased by charge-offs to specific loans when losses are confirmed. The reserve for loan losses may include an asset-specific component and a portfolio-based component.

The asset-specific reserve component would relate to reserves for losses on loans considered impaired. The Company will consider a loan to be impaired when, based upon current information and events, it believes that it is probable that the Company will be unable to collect all amounts due under the contractual terms of the loan agreement. If the Company purchases a loan at a discount to face value and at the acquisition date the Company expects to collect less than the contractual amounts due under the terms of the loan based, at least in part, on the Company’s assessment of the credit quality of the borrower, the Company will consider such a loan to be impaired when, based upon current information and events, it believes that it is probable that the Company will be unable to collect all amounts the Company estimated to be collected at the time of acquisition. The Company will also consider a loan to be impaired if it grants the borrower a concession through a modification of the loan terms or if it expects to receive assets (including equity interests in the borrower) with fair values that are less than the carrying value of the loan in satisfaction of the loan. A reserve will be established when the present value of payments expected to be received, observable market prices, the estimated fair value of the collateral (for loans that are dependent on the collateral for repayment) or amounts expected to be received in satisfaction of an impaired loan are lower than the carrying value of that loan.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2010

(unaudited)

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

Real Estate Securities

The Company will classify investments in real estate securities as trading, available-for-sale or held-to-maturity. The Company anticipates that the securities it purchases will be classified as held-to-maturity or available-for-sale. Securities classified as held-to-maturity will be recorded at amortized cost with acquisition premiums and discounts amortized to interest income over the life of the security using the interest method. The Company will record available-for-sale securities at fair value with unrealized gains and losses, net of deferred taxes, recorded to accumulated other comprehensive income (loss) within stockholder’s equity. Estimated fair values will generally be based on quoted market prices, when available, or on estimates provided by independent pricing sources or dealers who make markets in such securities. If the Company is unable to obtain prices for its securities from third parties, or concludes that prices obtained from third parties are influenced by distressed market activity, the Company will perform internal valuations to arrive at a fair value measurement. Generally, changes in the fair value of available-for-sale securities will not affect reported earnings or cash flows, but will impact stockholder’s equity and, accordingly, book value per share. In certain circumstances, such as when the market for the securities becomes inactive, the Company may determine it is appropriate to perform an internal valuation of the securities. Upon the sale of a security, the previously recognized unrealized gain (loss) would be reversed and the actual realized gain (loss) recognized.

On a quarterly basis, the Company will evaluate its real estate securities for impairment. The Company will review the projected future cash flows under a security for changes in assumptions due to prepayments, credit loss experience and other factors. If, based on the Company’s quarterly estimate of cash flows, there has been an adverse change in the estimated cash flows from the cash flows previously estimated, the present value of the revised cash flows is less than the present value previously estimated, and the fair value of the securities is less than its amortized cost basis, an other-than-temporary impairment will be deemed to have occurred.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2010

(unaudited)

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

Real Estate Owned

The Company may obtain real estate through foreclosure or by deed-in-lieu of foreclosure in partial or total satisfaction of non-performing loans. Real estate obtained in satisfaction of a loan will be recorded at the lower of the carrying value of the related loan prior to foreclosure or the fair value of the real estate received less estimated costs to sell. The Company may also make direct investments in opportunistic real estate, which may include, but are not limited to, office, industrial and retail properties, hospitality properties and undeveloped land lots. After the Company has invested substantially all of the net proceeds from the Offering, the Company expects approximately 20% of its portfolio will consist of opportunistic real estate, excluding real property that it takes title to (i) as part of a portfolio of debt investments, (ii) through a loan workout, foreclosure or similar circumstances or (iii) through convertible debt investments. The Company will review the recoverability of the carrying value of real estate owned when circumstances indicate a possible impairment of the value of the property. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of the property less cost to sell. Any costs of holding the property will be expensed as incurred. Significant improvements to impaired properties and properties held for sale may be capitalized to the extent that the carrying value of the property does not exceed the estimated fair value less costs to sell. Any gain or loss on final disposition of real estate owned will be recorded as gain/loss from continuing operations because it represents the final stage of the loan collection process. The Company’s estimates of a property’s fair value less costs to sell may substantially differ from actual sales proceeds.

Fair Value Measurements

Under GAAP, the Company is required to measure certain financial instruments at fair value on a recurring basis. In addition, the Company is required to measure other financial instruments and balances at fair value on a non-recurring basis (e.g., carrying value of impaired real estate loans receivable and long-lived assets). Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The GAAP fair value framework uses a three-tiered approach. Fair value measurements are classified and disclosed in one of the following three categories:

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

•	Level 3: prices or valuation techniques where little or no market data is available that requires inputs that are both significant to the fair value measurement and unobservable.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2010

(unaudited)

When available, the Company will utilize quoted market prices from an independent third-party source to determine fair value and will classify such items in Level 1 or Level 2. In instances where the market for a financial instrument is not active, regardless of the availability of a nonbinding quoted market price, observable inputs might not be relevant and could require the Company to make a significant adjustment to derive a fair value measurement. Additionally, in an inactive market, a market price quoted from an independent third party may rely more on models with inputs based on information available only to that independent third party. When the Company determines the market for a financial instrument owned by the Company to be illiquid or when market transactions for similar instruments do not appear orderly, the Company will use several valuation sources (including internal valuations, discounted cash flow analysis and quoted market prices) and will establish a fair value by assigning weights to the various valuation sources.

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

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2010

(unaudited)

Redeemable Common Stock

The Company has adopted a share redemption program that may enable stockholders to sell their shares of the Company in limited circumstances.

There are several limitations on the Company’s ability to redeem shares under the share redemption program:

•

Unless the shares are being redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined under the share redemption program), the Company may not redeem shares until the stockholder has held the shares for one year.

•

During any calendar year, the share redemption program limits the number of shares the Company may redeem to those that the Company could purchase with the amount of the net proceeds from the issuance of shares under the dividend reinvestment plan during the prior calendar year.

•	During any calendar year, the Company may redeem no more than 5% of the weighted-average number of shares outstanding during the prior calendar year.

•

The Company has no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.

Pursuant to the program, the Company will initially redeem shares as follows:

•	The lower of $9.25 or 92.5% of the price paid to acquire the shares from the Company for stockholders who have held their shares for at least one year;

•	The lower of $9.50 or 95.0% of the price paid to acquire the shares from the Company for stockholders who have held their shares for at least two years;

•	The lower of $9.75 or 97.5% of the price paid to acquire the shares from the Company for stockholders who have held their shares for at least three years; and

•	The lower of $10.00 or 100% of the price paid to acquire the shares from the Company for stockholders who have held their shares for at least four years.

Notwithstanding the above, the redemption price for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” will initially be the amount paid to acquire the shares from the Company. Furthermore, once the Company establishes an estimated value per share of its common stock, the redemption price per share for all stockholders will be equal to the estimated value per share, as determined by the Advisor or another firm chosen for that purpose. The Company expects to establish an estimated value per share after the completion of its offering stage. The Company will consider its offering stage complete when it is no longer publicly offering equity securities – whether through the primary offering or a follow-on public offering – and has not done so for 18 months. “Public equity offering” for this purpose does not include offerings on behalf of selling stockholders or offerings related to a dividend reinvestment plan, employee benefit plan or the redemption of interests in the Operating Partnership.

The Company’s board of directors may amend, suspend or terminate the share redemption program with 30 days’ notice to its stockholders. The Company may provide this notice by including such information in a Current Report on Form 8-K or in the Company’s annual or quarterly reports, all publicly filed with the SEC, or by a separate mailing to its stockholders.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2010

(unaudited)

The Company will record amounts that are redeemable under the share redemption program as redeemable common stock in its consolidated balance sheets because the shares will be mandatorily redeemable at the option of the holder and therefore their redemption will be outside the control of the Company. The maximum amount redeemable under the Company’s share redemption program is limited to the number of shares the Company could redeem with the amount of the net proceeds from the sale of shares under the dividend reinvestment plan during the prior calendar year. However, because the amounts that can be redeemed will be determinable and only contingent on an event that is likely to occur (e.g., the passage of time) the Company will present the net proceeds from the current year and prior year dividend reinvestment plan, net of current year redemptions, as redeemable common stock in its consolidated balance sheets. As of March 31, 2010, no shares have been issued under the dividend reinvestment plan.

The Company will classify as liabilities financial instruments that represent a mandatory obligation of the Company to redeem shares. The Company’s redeemable common shares will be contingently redeemable at the option of the holder. When the Company determines it has a mandatory obligation to repurchase shares under the share redemption program, it will reclassify such obligations from temporary equity to a liability based upon their respective settlement values. As of March 31, 2010 and December 31, 2009, no shares had been tendered for redemption or redeemed by the Company because no shares were eligible for redemption.

Related Party Transactions

Pursuant to the Advisory Agreement and Dealer Manager Agreement, the Company is obligated to pay the Advisor and the Dealer Manager specified fees upon the provision of certain services related to the Offering, the investment of funds in real estate and real estate-related investments, management of the Company’s investments and for other services (including, but not limited to, the disposition of investments). The Company is also obligated to reimburse the Advisor and Dealer Manager for organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company, and the Company is obligated to reimburse the Advisor for acquisition and origination expenses and certain operating expenses incurred on behalf of the Company or incurred in connection with providing services to the Company. In addition, the Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the Advisory Agreement.

Organization and Offering Costs

Organization and offering costs (other than selling commissions and dealer manager fees) of the Company are initially being paid by the Advisor, the Dealer Manager or their affiliates on behalf of the Company. These organization and other offering costs include all expenses to be paid by the Company in connection with the Offering. Organization costs include all expenses to be incurred by the Company in connection with the formation of the Company, including but not limited to legal fees and other costs to incorporate the Company.

Pursuant to the Advisory Agreement and the Dealer Manager Agreement, the Company is obligated to reimburse the Advisor, the Dealer Manager or their affiliates, as applicable, for organization and offering costs paid by them on behalf of the Company, provided that the Advisor is obligated to reimburse the Company to the extent selling commissions, dealer manager fees and other organization and offering costs incurred by the Company in the Offering exceed 15% of gross offering proceeds.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2010

(unaudited)

In the event the Minimum Number of Shares of the Company’s common stock had not been sold to the public, the Company could have terminated the Offering and would have had no obligation to reimburse the Advisor, the Dealer Manager or their affiliates for any organization and offering costs. As of April 5, 2010, the Company’s escrow agent had received $2.8 million in gross offering proceeds, which was sufficient to satisfy the Minimum Number of Shares in the Offering. As of March 31, 2010 and December 31, 2009, the Advisor had incurred organization and offering costs on behalf of the Company of approximately $2.4 million and $1.9 million, respectively. These costs are not recorded in the financial statements of the Company as of March 31, 2010 because such costs are not a liability of the Company until the Minimum Number of Shares of the Company’s common stock is issued, and such costs will only become a liability of the Company to the extent selling commissions, the dealer manager fee and other organization and offering costs do not exceed 15% of the gross proceeds of the Offering. When recorded by the Company, organization costs will be expensed as incurred, and offering costs, which include selling commissions and dealer manager fees, will be deferred and charged to stockholder’s equity as such amounts are reimbursed to the Advisor, the Dealer Manager or their affiliates from the gross proceeds of the Offering.

Selling Commissions and Dealer Manager Fees

The Company will pay the Dealer Manager up to 6.5% and 3.0% of the gross offering proceeds from the primary offering as selling commissions and dealer manager fees, respectively. A reduced sales commission and dealer manager fee is paid with respect to certain volume discount sales. No sales commission or dealer manager fee is paid with respect to shares issued through the dividend reinvestment plan. The Dealer Manager will reallow 100% of sales commissions earned to participating broker-dealers. The Dealer Manager may reallow to any participating broker-dealer up to 1% of the gross offering proceeds attributable to that participating broker-dealer as a marketing fee and, in special cases, the Dealer Manager may increase the reallowance.

Acquisition and Origination Fees

The Company will pay the Advisor an acquisition and origination fee equal to 1% of the cost of investments acquired, or the amount funded by the Company to acquire or originate mortgage, mezzanine, bridge or other loans, including any acquisition and organization expenses related to such investments and any debt attributable to such investments.

Asset Management Fee

With respect to investments in loans and any investments other than real estate, the Company will pay the Advisor a monthly fee calculated, each month, as one-twelfth of 0.75% of the lesser of (i) the amount actually paid or allocated to acquire or fund the loan or other investment, inclusive of acquisition or origination fees and expenses related thereto and the amount of any debt associated with or used to acquire or fund such investment and (ii) the outstanding principal amount of such loan or other investment, plus the acquisition or origination fees and expenses related to the acquisition or funding of such investment, as of the time of calculation.

With respect to investments in real estate, the Company will pay the Advisor a monthly asset management fee equal to one-twelfth of 0.75% of the amount paid or allocated to acquire the investment, inclusive of acquisition fees and expenses related thereto and the amount of any debt associated with or used to acquire such investment.

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

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2010

(unaudited)

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

General and Administrative Expenses

General and administrative expenses, totaling $2,646 for the three months ended March 31, 2010, consisted of bank fees incurred on the Company’s deposit accounts. As of March 31, 2010, the Advisor has incurred $0.5 million of general and administrative expenses on behalf of the Company, all of which remains unpaid. The repayment of these expenses is contingent on the Company issuing the Minimum Number of Shares and therefore these expenses are not a liability of the Company as of March 31, 2010. As of March 31, 2010, $83,500 of independent director compensation was incurred, of which $30,000 relates to the three months ended March 31, 2010. The payment of independent director compensation is contingent on the Company issuing the Minimum Number of Shares and therefore the independent director compensation is not a liability of the Company as of March 31, 2010.

Recently Issued Accounting Standards Updates

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (“ASU No. 2010-01”). This ASU clarifies that when the stock portion of a distribution allows stockholders to elect to receive cash or stock with a potential limitation on the total amount of cash that all stockholders can elect to receive in the aggregate, the distribution would be considered a share issuance as opposed to a stock dividend and the share issuance would be reflected in earnings per share prospectively. ASU No. 2010-01 is effective for interim and annual periods ending on or after December 15, 2009 and should be applied on a retrospective basis. The adoption of ASU No. 2010-01 has no impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU No. 2010-06”). ASU No. 2010-06 requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 fair value measurements, including a description of the reasons for the transfers. Further, this ASU requires additional disclosures about purchases, sales, issuances and settlements relating to the activity in Level 3 fair value measurements. ASU No. 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements relating to the activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of ASU No. 2010-06 did not have a material impact on the Company’s consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2010

(unaudited)

In May 2009, the FASB issued ASC Topic 855, Subsequent Events (“ASC 855”). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This ASC also requires public entities to evaluate subsequent events through the date that the financial statements are issued. ASC 855 is effective for interim periods and fiscal years ending after June 15, 2009. In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements (“ASU No. 2010-09”). ASU No. 2010-09 amends ASC 855 and eliminates the requirement to disclose the date through which subsequent events have been evaluated for SEC filers. ASU No. 2010-09 is effective upon issuance. The adoption of ASC 855 and ASU No. 2010-09 did not have a material impact on the Company’s consolidated financial statements.

3. COMMITMENTS AND CONTINGENCIES

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

Legal Matters

From time to time, the Company may become party to legal proceedings that arise in the ordinary course of its business. Management is not aware of any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on its results of operations or financial condition.

4. SUBSEQUENT EVENTS

The Company evaluates subsequent events up until the date the consolidated financial statements are issued.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying financial statements of KBS Strategic Opportunity REIT, Inc. and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to KBS Strategic Opportunity REIT, Inc., a Maryland corporation, and, as required by context, KBS Strategic Opportunity Limited Partnership, a Delaware limited partnership, which we refer to as the “Operating Partnership,” and to their subsidiaries.

Forward-Looking Statements

Certain statements included in this quarterly report on Form 10-Q are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of KBS Strategic Opportunity REIT, Inc. and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.

The following are some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	We have no operating history and as of March 31, 2010, our assets consist of $190,010 of cash and cash equivalents. We have not identified any investments to acquire.

•

We are dependent on our advisor to identify suitable investments and to manage our investments. Our advisor has a limited operating history. This inexperience makes our future performance difficult to predict.

•

All of our executive officers, some of our directors and other key real estate and debt finance professionals are also officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor, our dealer manager and other KBS-affiliated entities. As a result, they face conflicts of interest, including significant conflicts created by our advisor’s compensation arrangements with us and other KBS-advised programs and investors and conflicts in allocating time among us and these other programs and investors. These conflicts could result in unanticipated actions. Fees paid to our advisor in connection with transactions involving the origination, acquisition and management of our investments will be based on the cost of the investment, not on the quality of the investment or services rendered to us. This arrangement could influence our advisor to recommend riskier transactions to us.

•

There is no assurance that we will raise the maximum offering amount in our initial public offering. If we raise substantially less than the maximum offering amount, we may not be able to invest in as diverse a portfolio of real estate-related assets as we otherwise would and the value of an investment in us may vary more widely with the performance of specific assets. There is a greater risk that stockholders will lose money in their investment in us if we have less diversity in our portfolio.

•

We will pay substantial fees to and expenses of our advisor, affiliates and participating broker-dealers, which payments increase the risk that our stockholders will not earn a profit on their investment in us. These fees increase our stockholders’ risk of loss.

•	If we are unable to find suitable investments, we may not be able to achieve our investment objectives or pay distributions.

•	Continued disruptions in the financial markets and uncertain economic conditions could adversely affect our ability to implement our business strategy and generate returns to stockholders.

•

We may invest in residential and commercial mortgage-backed securities, collateralized debt obligations and other structured debt securities as well as real estate-related loans. Many of these types of investments have become illiquid and considerably less valuable over the past two years. This reduced liquidity and decrease in value caused financial hardship for many investors in these assets. Many investors did not fully appreciate the risks of such investments. Our investments in these assets may not be successful.

All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (the “SEC”).

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overview

We were formed on October 8, 2008 as a Maryland corporation and intend to qualify as a real estate investment trust (“REIT”) beginning with the taxable year ending December 31, 2010. On January 8, 2009, we filed a registration statement on Form S-11 with the SEC to offer a minimum of 250,000 shares and a maximum of 140,000,000 shares of common stock for sale to the public, of which 100,000,000 shares were registered in our primary offering and 40,000,000 shares were registered under our dividend reinvestment plan. The SEC declared our registration statement effective on November 20, 2009 and we retained KBS Capital Markets Group LLC, an affiliate of our advisor, to serve as the dealer manager of the offering pursuant to a dealer manager agreement. The dealer manager is responsible for marketing our shares in the ongoing initial public offering.

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

As of April 5, 2010, our escrow agent had received $2.8 million in gross offering proceeds, which is sufficient to satisfy the minimum offering amount in our initial public offering. On April 19, 2010, we broke escrow in the offering. Through May 12, 2010, we had sold 813,473 shares for gross offering proceeds of $8.1 million.

As of March 31, 2010, we had not originated, acquired or contracted to make any investments. Also, as of March 31, 2010, our advisor had not identified any assets in which there is a reasonable probability that we will invest.

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

Market Outlook – Real Estate and Real Estate Finance Markets

During 2008 and 2009, the global financial markets experienced increased volatility due to the widespread concerns about credit risk and the functioning of the capital markets. Economies throughout the world have experienced substantially increased unemployment and sagging consumer confidence due to a downturn in economic activity. In addition, the failure (and near failure) of several large financial institutions and the expectations of additional failures of smaller financial institutions has led to increased levels of uncertainty and a continued skepticism in the general business climate.

As a result of the decline in general economic conditions, the U.S. commercial real estate industry has been experiencing deteriorating fundamentals across all major property types and in most geographic markets. In general, borrower defaults are on the rise, rental rates are falling, and demand for commercial real estate space in most markets has contracted. Looking forward, it is widely assumed that mortgage delinquencies have not yet peaked.

Currently, benchmark interest rates, such as LIBOR, are near historic lows. This has allowed borrowers with floating rate debt to continue to make debt service payments even as the properties securing these loans experience decreased occupancy and lower rental rates. Low short-term rates have allowed borrowers to meet their debt obligations; however, these borrowers would not meet the current underwriting requirements needed to refinance this debt today. As these loans near maturity, borrowers will have to find new sources of funds in order to recapitalize their properties.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Over the last two years transaction volume for commercial real estate has declined dramatically. Increased market volatility has led to uncertainty and poor investor confidence with regard to future market conditions. In the third quarter of 2009 government programs designed to provide liquidity to the capital markets and low short-term interest rates began to have an effect on the demand for assets with yield. Credit spreads across most of the fixed income markets have experienced a dramatic decrease, allowing for the commercial real estate markets to stabilize. Following a prolonged period of inactivity, transaction activity has slowly increased and some measure of liquidity has began to make its way into the market; however, the volume is well below that seen prior to 2008.

From a financing perspective, severe dislocations and liquidity disruptions in the credit markets in late 2008 and early 2009 impacted both the cost and availability of commercial real estate debt. The commercial mortgage-backed securities (“CMBS”) market, formerly a significant source of liquidity and debt capital, was inactive for over a year and left a void in the market for long-term, affordable, fixed rate debt. This void has been partially filled by portfolio lenders such as insurance companies, but at very different terms than were available in the past five years. These remaining lenders have generally increased credit spreads, lowered the amount of available proceeds, required recourse security and credit enhancements, and otherwise tightened underwriting standards, while simultaneously limiting lending to existing relationships with borrowers that invest in high quality assets in top tier markets. In addition, lenders have limited the amount of financing available to existing relationships in an effort to manage capital allocations and credit risk.

Recently, there have been signs that the credit markets have begun to thaw as the global economy has shown signs of recovery and growth. New CMBS issuances and the increased access to the capital markets for publicly-traded REITs has led many to believe that commercial real estate lending will be revived as the market’s appetite for risk returns. It is important to remember that these trends have only recently begun and an improvement in one aspect of the market does not provide an indication of a general market recovery or provide any indication of the duration of the existing downturn, or the speed of any expected recovery.

Despite certain recent positive economic indicators such as an improved stock market performance and improved access to capital for some companies, the aforementioned economic conditions have sustained the ongoing global recession. Global government interventions in the banking system and the persistence of a highly expansionary monetary policy by the U.S. Treasury have introduced additional complexity and uncertainty to the markets. The U.S. government is currently assessing a regulatory overhaul of the financial markets, including the banking, insurance and brokerage sectors. Increased disclosure requirements and changes to accounting principles involving the valuation of investments have also been a source of uncertainty. These conditions are expected to continue, and combined with a challenging macro-economic environment, may interfere with the implementation of our business strategy and/or force us to modify it.

Liquidity and Capital Resources

We are dependent upon the net proceeds from our ongoing initial public offering to conduct our proposed operations. We will obtain the capital required to purchase and originate real estate-related investments and conduct our operations from the proceeds of our ongoing initial public offering and any future offerings we may conduct, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. As of March 31, 2010, we have not made any investments, and our total assets consist of $190,010 of cash and cash equivalents.

As of April 5, 2010, our escrow agent had received $2.8 million in gross offering proceeds, which is sufficient to satisfy the minimum offering amount in our initial public offering. On April 19, 2010, we broke escrow in the offering. Through May 12, 2010, we had sold 813,473 shares for gross offering proceeds of $8.1 million. If we are unable to raise substantial funds in the offering, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate with the performance of the specific assets we acquire. Further, we will have certain fixed operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds in our initial public offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.

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

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our advisor and the dealer manager. During our organization and offering stage, these payments will include payments to the dealer manager for selling commissions and the dealer manager fee and payments to the dealer manager and our advisor for reimbursement of certain organization and offering expenses. However, our advisor has agreed to reimburse us to the extent that selling commissions, the dealer manager fee and other organization and offering expenses incurred by us exceed 15% of our gross offering proceeds. During our acquisition and development stage, we expect to make payments to our advisor in connection with the selection and origination or purchase of investments, the management of our assets and costs incurred by our advisor in providing services to us. The advisory agreement has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of KBS Capital Advisors and our conflicts committee. As of March 31, 2010, we had not originated, acquired or contracted to make any investments. Also, as of March 31, 2010, our advisor had not identified any assets in which there is a reasonable probability that we will invest.

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

Results of Operations

We were formed on October 8, 2008 and, as of March 31, 2010, we have not commenced operations. We will not commence any significant operations until we have made investments with the net proceeds from our ongoing initial public offering. As of March 31, 2010, KBS Capital Advisors has incurred organization and offering expenses on our behalf of $2.4 million and general and administrative expenses on our behalf of $0.5 million. Our reimbursement to the advisor of these organization and offering costs and general and administrative expenses is contingent on us raising the minimum offering amount in our ongoing initial public offering, and therefore, these costs are not our liabilities as of March 31, 2010. In addition, as of March 31, 2010, we have incurred $83,500 in independent director compensation. The payment of independent director compensation is also contingent upon us raising the minimum offering amount in the ongoing public offering; therefore, these expenses are not a liability to us as of March 31, 2010.

On April 19, 2010, we broke escrow in the offering. As a result of satisfying the minimum offering amount, we are obligated to reimburse our advisor, our dealer manager or their affiliates, as applicable, for organization and offering costs paid by them on our behalf, provided that our advisor is obligated to reimburse us to the extent selling commissions, the dealer manager fee and other organization and offering costs incurred by us in our ongoing initial public offering exceed 15% of gross offering proceeds.

During the three months ended March 31, 2010, we had a net loss of $2,646 due to general and administrative costs. These general and administrative costs consisted of bank fees incurred on our deposit accounts. We expect general and administrative costs to increase in the future based on a full year of operations as well as increased activity as we make investments.

Critical Accounting Policies

Our consolidated interim financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC. There have been no significant changes to our policies during 2010.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

For a discussion of the interest rate risks related to the current capital and credit markets, see Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2009 filed with the SEC.

Item 4T.	Controls and Procedures

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Please see the risks discussed in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2009 filed with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933.

b)	On November 20, 2009, our Registration Statement on Form S-11 (File No. 333-156633), covering a public offering of up to 100,000,000 shares of common stock in our primary offering and 40,000,000 shares of common stock under our dividend reinvestment plan, was declared effective under the Securities Act of 1933. We commenced our initial public offering on November 20, 2009 upon retaining KBS Capital Markets Group LLC, an affiliate of our advisor, as the dealer manager of our offering. We are offering 100,000,000 shares of common stock in our primary offering at an aggregate offering price of up to $1.0 billion, or $10.00 per share with discounts available to certain categories of purchasers. The 40,000,000 shares offered under our dividend reinvestment plan are initially being offered at an aggregate offering price of $380 million, or $9.50 per share. We expect to sell the shares registered in our primary offering within one year of breaking escrow. If we have not sold all of the shares within one year of breaking escrow, we may continue our initial public offering until November 20, 2012. Under rules promulgated by the SEC, in some circumstances we could continue our primary offering until as late as May 19, 2013. We may sell shares under the dividend reinvestment plan beyond the termination of the primary offering until we have sold all the shares under the plan.

As of March 31, 2010, organization and offering costs of $2.4 million have been incurred by our advisor on our behalf. On April 19, 2010, we broke escrow in the offering. As a result of satisfying the minimum offering requirement, we are obligated to reimburse our advisor, our dealer manager and their affiliates, as applicable, for organization and offering costs paid by them on our behalf, provided that our advisor is obligated to reimburse us to the extent that selling commissions, dealer manager fees and other organization and offering costs incurred by us in the offering exceed 15% of the gross offering proceeds.

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

PART II. OTHER INFORMATION (CONTINUED)

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds (continued)

c)	We have adopted a share redemption program that may enable stockholders to sell their shares to us in limited circumstances.

Pursuant to the share redemption program, as amended to date, there are several limitations on our ability to redeem shares:

•

Unless the shares are being redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined under the share redemption program), we may not redeem shares until the stockholder has held his or her shares for one year.

•

During any calendar year, the share redemption program limits the number of shares we may redeem to those that we could purchase with the amount of the net proceeds from the issuance of shares under the dividend reinvestment plan during the prior calendar year.

•	During any calendar year, we may redeem no more than 5% of the weighted-average number of shares outstanding during the prior calendar year.

•

We have no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.

Pursuant to the program, as amended, we will initially redeem shares as follows:

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

Notwithstanding the above, upon the death, “qualifying disability” or “determination of incompetence” of a stockholder, the redemption price will be the amount paid to acquire the shares from us. Furthermore, once we establish an estimated value per share of our common stock, the redemption price per share for all stockholders will be equal to the estimated value per share, as determined by our advisor or another firm chosen for that purpose. We expect to establish an estimated value per share after the completion of our offering stage. We will consider our offering stage complete when we are no longer publicly offering equity securities – whether through our initial public offering or follow-on public offerings – and have not done so for 18 months. “Public equity offering” for this purpose does not include offerings on behalf of selling stockholders or offerings related to a dividend reinvestment plan, employee benefit plan or the redemption of interests in the Operating Partnership.

We may amend, suspend or terminate the program upon 30 days’ notice to our stockholders. We may provide this notice by including such information in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC, or by a separate mailing to our stockholders.

During the three months ended March 31, 2010, we did not redeem any shares pursuant to our share redemption program because no shares were eligible for redemption.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

PART II. OTHER INFORMATION (CONTINUED)

Item 6.	Exhibits

Ex.	Description

3.1	Second Articles of Amendment and Restatement, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed February 4, 2010

3.2	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (No. 333-156633) filed August 21, 2009

4.1	Form of Subscription Agreement, included as Appendix A to the prospectus, incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-156633) filed November 13, 2009

4.2	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-156633) filed February 25, 2009

4.3	Amended and Restated Dividend Reinvestment Plan, included as Appendix B to the prospectus, incorporated by reference to Exhibit 4.3 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-156633) filed November 13, 2009

4.4	Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 4.4 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (No. 333-156633) filed August 21, 2009

4.5	Second Amended and Restated Escrow Agreement, incorporated by reference to Exhibit 4.5 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-156633) filed October 5, 2009

10.1	Amended and Restated Dealer Manager Agreement with Selected Dealer Agreement, dated April 6, 2010

10.2	Amended and Restated Advisory Agreement, dated March 11, 2010, incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K filed March 11, 2010

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS STRATEGIC OPPORTUNITY REIT, INC.

Date: May 17, 2010	By:	/S/ KEITH D. HALL
Keith D. Hall
Chief Executive Officer and Director

Date: May 17, 2010	By:	/S/ DAVID E. SNYDER
David E. Snyder
Chief Financial Officer