Form 10-Q
period 2010-06-30
KBS Strategic Opportunity REIT, Inc.
filed 2010-08-13
CIK 1452936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of August 11, 2010, there were 1,990,862 outstanding shares of common stock of KBS Strategic Opportunity REIT, Inc.

KBS STRATEGIC OPPORTUNITY REIT, INC.

FORM 10-Q

June 30, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

KBS STRATEGIC OPPORTUNITY REIT, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(unaudited)
Assets
Cash and cash equivalents	$12,850,222	$192,656
Prepaid Insurance	116,911	—

Total assets	$12,967,133	$192,656

Liabilities and stockholders’ equity
Accrued Liabilities	$247,459	$—
Due to affiliates	471,836	—

Total liabilities	$719,295	$—

Commitments and contingencies (Note 4)

Stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 1,521,483 and 20,000 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	15,215	200
Additional paid-in capital	12,846,165	199,800
Accumulated deficit	(613,542)	(7,344)

Total stockholders’ equity	12,247,838	192,656

Total liabilities and stockholders’ equity	$12,967,133	$192,656

See accompanying notes.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Revenues:
Interest income	$3,751	$3,751

Expenses:
General and administrative expenses	607,303	609,949

Net loss	$(603,552)	$(606,198)

Net loss per common share, basic and diluted	$(0.74)	$(1.44)

Weighted-average number of common shares outstanding, basic and diluted	814,762	419,576

See accompanying notes.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Year Ended December 31, 2009 and the Six Months Ended June 30, 2010

(unaudited)

			Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock
	Shares	Amounts
Balance, December 31, 2008	20,000	$200	$199,800	$—	$200,000
Net loss	—	—	—	(7,344)	(7,344)

Balance, December 31, 2009	20,000	$200	$199,800	$(7,344)	$192,656
Issuance of common stock	1,501,483	15,015	14,878,379	—	14,893,394
Commissions on stock sales and related dealer manager fees	—	—	(1,301,990)	—	(1,301,990)
Other offering costs	—	—	(930,024)	—	(930,024)
Net loss	—	—	—	(606,198)	(606,198)

Balance, June 30, 2010	1,521,483	$15,215	$12,846,165	$(613,542)	$12,247,838

See accompanying notes.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2010

(unaudited)

Cash Flows from Operating Activities:
Net loss	$(606,198)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Accrued liabilities	247,459
Due to affiliates	354,925

Net cash used in operating activities	(3,814)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	14,893,394
Payments of commissions on stock sales and related dealer manager fees	(1,301,990)
Payments of other offering costs	(930,024)

Net cash provided by financing activities	12,661,380

Net increase in cash and cash equivalents	12,657,566
Cash and cash equivalents, beginning of period	192,656

Cash and cash equivalents, end of period	$12,850,222

Supplemental Disclosure of Noncash Transaction:
Increase in prepaid insurance	$116,911

See accompanying notes.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

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

Subject to certain restrictions and limitations, the business of the Company is externally managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an amended and restated advisory agreement the Company entered into with the Advisor on March 11, 2010 (the “Advisory Agreement”). On December 24, 2008, the Company issued 20,000 shares of its common stock to the Advisor at a purchase price of $10.00 per share. As of June 30, 2010, the Advisor owns 20,000 shares of common stock of the Company.

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

As of June 30, 2010, neither the Company nor the Operating Partnership had purchased any investments. Subsequent to June 30, 2010, the Company acquired two two-story medical office buildings located in Stockbridge, Georgia. See Note 5, “Subsequent Events—Investment Subsequent to June 30, 2010—Acquisition of the Village Overlook Buildings.”

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

On April 19, 2010, the Company broke escrow in the Offering and through June 30, 2010, the Company had sold 1,501,483 shares for gross offering proceeds of $14.9 million, all of which were sold in the primary offering.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2010

(unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company, REIT Holdings and the Operating Partnership. All significant intercompany balances and transactions are eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. In addition, the Company did not have operations during the three and six months ended June 30, 2009 and therefore does not present a statement of operations or cash flows for that period. For further information, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K filed with the SEC.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Cash and cash equivalents are stated at cost, which approximates fair value. At June 30, 2010 and December 31, 2009, the Company’s cash and cash equivalents balance was $12.9 million and $0.2 million, respectively, which approximates the fair value due to the short-term nature of these items. There were no restrictions on the use of the Company’s cash and cash equivalents as of June 30, 2010 and December 31, 2009.

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

June 30, 2010

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

June 30, 2010

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

June 30, 2010

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

June 30, 2010

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

Dividend Reinvestment Plan

The Company has adopted a dividend reinvestment plan (the “DRP”) through which common stockholders may elect to reinvest an amount equal to the distributions declared on their shares in additional shares of the Company’s common stock in lieu of receiving cash distributions. The initial purchase price per share under the DRP will be $9.50. Once the Company establishes an estimated value per share, shares issued pursuant to the dividend reinvestment plan will be priced at the estimated value per share of the Company’s common stock, as determined by the Advisor or another firm chosen for that purpose. The Company expects to establish an estimated value per share after the completion of its offering stage. The offering stage will be considered complete when the Company is no longer publicly offering equity securities – whether through the Offering or follow-on public offerings – and has not done so for 18 months. No selling commissions or dealer manager fees will be paid on shares sold under the DRP. The board of directors of the Company may amend or terminate the DRP for any reason upon 10 days’ notice to participants. As of June 30, 2010, no shares have been issued under the DRP.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2010

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

•

During any calendar year, the share redemption program limits the number of shares the Company may redeem to those that the Company could purchase with the amount of the net proceeds from the issuance of shares under the DRP during the prior calendar year.

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

KBS STRATEGIC OPPORTUNITY REIT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2010

(unaudited)

The Company will record amounts that are redeemable under the share redemption program as redeemable common stock in its consolidated balance sheets because the shares will be mandatorily redeemable at the option of the holder and therefore their redemption will be outside the control of the Company. The maximum amount redeemable under the Company’s share redemption program is limited to the number of shares the Company could redeem with the amount of the net proceeds from the sale of shares under the DRP during the prior calendar year. However, because the amounts that can be redeemed will be determinable and only contingent on an event that is likely to occur (e.g., the passage of time) the Company will present the net proceeds from the current year and prior year DRP, net of current year redemptions, as redeemable common stock in its consolidated balance sheets.

The Company will classify as liabilities financial instruments that represent a mandatory obligation of the Company to redeem shares. The Company’s redeemable common shares will be contingently redeemable at the option of the holder. When the Company determines it has a mandatory obligation to repurchase shares under the share redemption program, it will reclassify such obligations from temporary equity to a liability based upon their respective settlement values. As of June 30, 2010 and December 31, 2009, no shares had been tendered for redemption or redeemed by the Company because no shares were eligible for redemption.

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

KBS STRATEGIC OPPORTUNITY REIT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2010

(unaudited)

As of June 30, 2010 and December 31, 2009, the Advisor had incurred organization and offering costs on behalf of the Company of approximately $2.9 million and $1.9 million, respectively. Such costs will only become a liability of the Company to the extent selling commissions, the dealer manager fee and other organization and offering costs do not exceed 15% of the gross proceeds of the Offering. As of June 30, 2010, the Company had recognized organization and offering costs (other than selling commissions and dealer manager fees) of $0.9 million, all of which have been reimbursed to the Advisor during the six months ended June 30, 2010; no organization and offering costs were recognized as of December 31, 2009 as the Minimum Number of Shares of the Company’s common stock had not been issued. Organization costs will be expensed as incurred, and offering costs, which include selling commissions and dealer manager fees, will be deferred and charged to stockholders’ equity as such amounts are reimbursed to the Advisor, the Dealer Manager or their affiliates from the gross proceeds of the Offering. The Company expects the Advisor to continue to incur organization and other offering costs on its behalf. However, as more shares are sold in the Offering, the amounts incurred by the Advisor will decrease since the Company will begin to incur these costs directly.

Selling Commissions and Dealer Manager Fees

The Company pays the Dealer Manager up to 6.5% and 3.0% of the gross offering proceeds from the primary offering as selling commissions and dealer manager fees, respectively. A reduced sales commission and dealer manager fee is paid with respect to certain volume discount sales. No sales commission or dealer manager fee is paid with respect to shares issued through the dividend reinvestment plan. The Dealer Manager reallows 100% of sales commissions earned to participating broker-dealers. The Dealer Manager may reallow to any participating broker-dealer up to 1% of the gross offering proceeds attributable to that participating broker-dealer as a marketing fee and, in special cases, the Dealer Manager may increase the reallowance. As of June 30, 2010, the Company had incurred $1.3 million of selling commissions and dealer manager fees; the Company had incurred no selling commissions and dealer manager fees as of December 31, 2009 as the Minimum Number of Shares of the Company’s common stock had not been issued.

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

June 30, 2010

(unaudited)

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

General and Administrative Expenses

General and administrative expenses, totaling $0.6 million and $0.6 million for the three and six months ended June 30, 2010, respectively, consisted primarily of $0.3 million of amortization of insurance premiums and $0.2 million of board of director fees. Other general and administrative expenses include accounting, legal, bank and other professional fees. As of June 30, 2010, the Company has accrued $0.6 million in general and administrative expenses.

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

June 30, 2010

(unaudited)

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

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU No. 2010-20”). ASU No. 2010-20 requires the Company to provide a greater level of disaggregated information about the credit quality of its financing receivables and its allowance for credit losses. This ASU will also require the Company to disclose additional information related to credit quality indicators, past due information, information related to loans modified in a troubled debt restructuring and significant purchases and sales of financing receivables disaggregated by portfolio segment. ASU No. 2010-20 is effective for interim and annual periods ending on or after December 15, 2010. As this ASU amends only the disclosure requirements for loans and the allowance for credit losses, the adoption of ASU No. 2010-20 is not expected to have a significant impact on the Company’s financial statements.

3. RELATED PARTY TRANSACTIONS

The Company has entered into an Advisory Agreement with the Advisor and a Dealer Manager Agreement with the Dealer Manager. These agreements entitle the Advisor and the Dealer Manager to specified fees upon the provision of certain services with regard to the Offering and the investment of funds in real estate and real estate-related investments, among other services, as well as reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company (as discussed in Note 2, “Summary of Significant Accounting Policies”) and certain costs incurred by the Advisor in providing services to the Company.

Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three and six months ended June 30, 2010, and any related amounts payable as of June 30, 2010:

	Incurred		Payable as of
	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010	June 30, 2010
Expensed
Reimbursable operating expenses	471,837	471,837	471,837

Additional Paid-in Capital
Selling commissions	854,556	854,556	—
Dealer manager fees	447,434	447,434	—
Reimbursable other offering costs	924,024	924,024	—

	$2,697,851	$2,697,851	$471,837

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2010

(unaudited)

As of June 30, 2010, the Advisor has incurred organization and offering costs of approximately $2.9 million on behalf of the Company. Organization and offering costs incurred by the Advisor become a liability to the Company only to the extent selling commissions, the dealer manager fee and other organization and offering costs do not exceed 15% of the gross proceeds of the Offering. As of June 30, 2010, the Company has paid or accrued $1.3 million in selling commissions and dealer manager fees and $0.9 million of other organization and offering expenses, which amounts represent the Company’s maximum liability for organization and offering costs as of June 30, 2010.

4. COMMITMENTS AND CONTINGENCIES

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

5. SUBSEQUENT EVENTS

The Company evaluates subsequent events up until the date the consolidated financial statements are issued.

Status of the Offering

The Company commenced its Offering on November 20, 2009. As of August 11, 2010, the Company had sold 1,970,862 shares of common stock in the Offering for gross offering proceeds of $19.5 million, all of which were sold in the primary offering.

Investment Subsequent to June 30, 2010

Acquisition of the Village Overlook Buildings

On August 2, 2010, the Company, through an indirect wholly owned subsidiary, acquired two two-story medical office buildings containing 34,830 rentable square feet located on approximately 2.7-acres of land located in Stockbridge, Georgia (the “Village Overlook Buildings”). The seller is not affiliated with the Company or the Advisor. The purchase price of the Village Overlook Buildings was approximately $1.8 million plus closing costs. The Company funded the purchase of the Village Overlook Buildings with proceeds from the Offering, but may later place mortgage debt on the property.

The Village Overlook Buildings are located at 7444 and 7445 Hanover Parkway in Stockbridge, Georgia and are currently 51% lease to five tenants.

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

•	We have no operating history and as of June 30, 2010, our total assets were $13.0 million.

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

All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (the “SEC”) and the risks identified in Part II, Item 1A of this quarterly report on Form 10-Q for the quarter ended June 30, 2010.

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

On April 19, 2010, we broke escrow in the offering and through June 30, 2010, we had sold 1,501,483 shares for gross offering proceeds of $14.9 million, all of which were sold in the primary offering.

As of June 30, 2010, we had not originated, acquired or contracted to make any investments. Subsequent to June 30, 2010, we acquired two two-story medical office buildings located in Stockbridge, Georgia. See “Subsequent Events – Investment Subsequent to June 30, 2010 – Acquisition of the Village Overlook Buildings.”

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

Market Outlook – Real Estate and Real Estate Finance Markets

During 2008 and 2009, the global financial markets experienced increased volatility due to the widespread concerns about credit risk and the functioning of the capital markets. Economies throughout the world have experienced substantially increased unemployment and sagging consumer confidence due to a downturn in economic activity. According to the U.S. Bureau of Labor Statistics, there were approximately 8.4 million jobs lost in the U.S. from December 2007 through December 2009 and the unemployment rate peaked in 2009 to 10.1% up from 5.0% in December 2007. In addition, the failure (and near failure) of several large financial institutions and the expectations of additional failures of smaller financial institutions has led to increased levels of uncertainty and a continued skepticism in the general business climate.

As a result of the decline in general economic conditions, the U.S. commercial real estate industry has experienced deteriorating fundamentals across all major property types and in most geographic markets. In general, borrower defaults continue to rise, rental rates have fallen, and demand for commercial real estate space in most markets has contracted. Looking forward, it is widely assumed that mortgage delinquencies have not yet peaked.

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

In 2008 and throughout 2009, transaction volume for commercial real estate declined dramatically. Increased market volatility has led to uncertainty and poor investor confidence with regard to future market conditions. In the third quarter of 2009, government programs designed to provide liquidity to the capital markets and low short-term interest rates began to have an effect on the demand for assets with yield. Credit spreads across most of the fixed income markets have experienced a dramatic decrease, allowing the commercial real estate markets to stabilize. Following a prolonged period of inactivity, transaction activity has slowly increased and some measure of liquidity has made its way into the market; however, the volume is well below that seen prior to 2008.

From a financing perspective, severe dislocations and liquidity disruptions in the credit markets in late 2008 and early 2009 impacted both the cost and availability of commercial real estate debt. The commercial mortgage-backed securities (“CMBS”) market, formerly a significant source of liquidity and debt capital, was inactive for over a year and left a void in the market for long-term, affordable, fixed rate debt. During that time, the void was partially filled by portfolio lenders such as insurance companies, but at very different terms than were available in the past five years. These remaining lenders generally increased credit spreads, lowered the amount of available proceeds, required recourse security and credit enhancements, and otherwise tightened underwriting standards, while simultaneously limiting lending to existing relationships with borrowers that invest in high quality assets in top-tier markets. In addition, lenders have limited the amount of financing available to existing relationships in an effort to manage capital allocations and credit risk.

Recently, there have been signs that the credit markets have begun to thaw as the global economy has shown signs of recovery and growth. New CMBS issuances and the increased access to the capital markets for publicly-traded REITs has led many to believe that commercial real estate lending will be revived as the market’s appetite for risk returns. Similarly, many lending institutions have increased their lending on commercial real estate, which has, coupled with historically low rates and slightly-relaxed underwriting standards, helped increase commercial real estate transaction volume. It is important to remember that these trends have only recently begun and an improvement in one aspect of the market does not provide an indication of a general market recovery or provide any indication of the duration of the existing downturn, or the speed of any expected recovery.

Despite certain recent positive economic indicators such as an improved stock market performance, improved unemployment rate and improved access to capital for some companies, the aforementioned economic conditions have sustained the ongoing global recession. Global government interventions in the banking system and the persistence of a highly expansionary monetary policy by the U.S. Treasury have introduced additional complexity and uncertainty to the markets. The U.S. government’s recent introduction of additional regulation to the financial markets, including the banking, insurance and brokerage sectors, has resulted in general uncertainty as to the long-term impact on these markets and on the economy as a whole. Adding to this uncertainty are increased disclosure requirements and changes to accounting principles involving the valuation of investments. These conditions are expected to continue, and combined with a challenging macro-economic environment, may interfere with the implementation of our business strategy and/or force us to modify it.

Liquidity and Capital Resources

We are dependent upon the net proceeds from our ongoing initial public offering to conduct our proposed operations. We will obtain the capital required to purchase and originate real estate-related investments and conduct our operations from the proceeds of our ongoing initial public offering and any future offerings we may conduct, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. As of June 30, 2010, we have not made any investments, and our total assets of $13.0 million consist of $12.9 million of cash and $0.1 million of prepaid insurance.

On April 19, 2010, we broke escrow in the offering and through June 30, 2010, we had sold 1,501,483 shares for gross offering proceeds of $14.9 million, all of which were sold in the primary offering. If we are unable to raise substantial funds in the offering, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate with the performance of the specific assets we acquire. Further, we will have certain fixed operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds in our initial public offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

We currently have no outstanding debt. Once we have fully invested the proceeds of our initial public offering, we expect that our debt financing will be 50% or less of the cost of our investments, although it may exceed this level during our offering stage. Our charter does not limit us from incurring debt until our borrowings would exceed 75% of the cost of our tangible assets, though we may exceed this limit under certain circumstances.

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our advisor and the dealer manager. During our organization and offering stage, these payments will include payments to the dealer manager for selling commissions and the dealer manager fee and payments to the dealer manager and our advisor for reimbursement of certain organization and offering expenses. However, our advisor has agreed to reimburse us to the extent that selling commissions, the dealer manager fee and other organization and offering expenses incurred by us exceed 15% of our gross offering proceeds. During our acquisition and development stage, we expect to make payments to our advisor in connection with the selection and origination or purchase of investments, the management of our assets and costs incurred by our advisor in providing services to us. The advisory agreement has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of KBS Capital Advisors and our conflicts committee. As of June 30, 2010, we had not originated, acquired or contracted to make any investments. Subsequent to June 30, 2010, we acquired two two-story medical office buildings located in Stockbridge, Georgia. See “Subsequent Events – Investment Subsequent to June 30, 2010 – Acquisition of the Village Overlook Buildings.”

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

Results of Operations

Our results of operations as of June 30, 2010 are not indicative of those expected in future periods as we were in our organizational stage and had not commenced significant operations. We will not commence any significant operations until we have made investments with the net proceeds from our ongoing initial public offering.

For the three and six months ended June 30, 2010, we had a net loss of $0.6 million and $0.6 million due to general and administrative costs incurred in connection with the commencement of our operations. These general and administrative costs consisted primarily of amortization of insurance premiums, accounting fees, legal fees, and board of directors fees. We expect general and administrative costs to increase in the future based on a full year of operations as well as increased activity as we make investments. During the three and six months ended June 30, 2009, we had been formed but had not yet commenced operations, as we had not yet commenced our initial public offering. As a result, we had no material results of operations for that period.

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

Subsequent Events

We evaluate subsequent events up until the date the consolidated financial statements are issued.

Status of the Offering

We commenced our ongoing initial public offering of 140,000,000 shares of common stock on November 20, 2009. As of August 11, 2010, we had sold 1,970,862 shares of common stock in the offering for gross offering proceeds of $19.5 million, all of which were sold in the primary offering.

Investment Subsequent to June 30, 2010

Acquisition of the Village Overlook Buildings

On August 2, 2010, we, through an indirect wholly owned subsidiary, acquired two two-story medical office buildings containing 34,830 rentable square feet located on approximately 2.7-acres of land located in Stockbridge, Georgia (the “Village Overlook Buildings”). The seller is not affiliated with us or our advisor. The purchase price of the Village Overlook Buildings was approximately $1.8 million plus closing costs. We funded the purchase of the Village Overlook Buildings with proceeds from our ongoing initial public offering, but may later place mortgage debt on the property.

The Village Overlook Buildings are located at 7444 and 7445 Hanover Parkway in Stockbridge, Georgia and are currently 51% lease to five tenants.

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

Item 4.	Controls and Procedures

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

Please see the risks discussed in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2009 filed with the SEC. The following risk factors update, supersede and replace, as appropriate, risk factors under the same heading in our annual report on Form 10-K.

The offering price of our shares was not established on an independent basis; the actual value of our stockholders’ investment may be substantially less than what they pay. We may use the most recent price paid to acquire a share in our initial public offering or a follow-on public offering as the estimated value of our shares until we have completed our offering stage. Even when our advisor begins to use other valuation methods to estimate the value of our shares, the value of our shares will be based upon a number of assumptions that may not be accurate or complete.

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

To assist FINRA members and their associated persons that participate in our public offering of common stock, pursuant to FINRA Conduct Rule 5110, we will disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed, and the date of the data used to develop the estimated value. For this purpose, our advisor has indicated that it intends to use the most recent price paid to acquire a share in our initial public offering (ignoring purchase price discounts for certain categories of purchasers) or a follow-on public offering as its estimated per share value of our shares until we have completed our offering stage. We will consider our offering stage complete when we are no longer publicly offering equity securities – whether through our initial public offering or follow-on public offerings – and have not done so for 18 months. (For purposes of this definition, we do not consider a “public equity offering” to include offerings on behalf of selling stockholders or offerings related to a dividend reinvestment plan, employee benefit plan or the redemption of interests in our Operating Partnership.) Our charter does not restrict our ability to conduct offerings in the future, and if our board of directors determines that it is in our best interest, we may conduct follow-on offerings upon the termination of our initial public offering.

Although this initial estimated value will represent the most recent price at which most investors will purchase shares in our primary offering, this reported value will likely differ from the price at which a stockholder could resell his or her shares because (i) there is no public trading market for the shares at this time; (ii) the estimated value will not reflect, and will not be derived from, the fair market value of our assets, nor will it represent the amount of net proceeds that would result from an immediate liquidation of our assets, because the amount of proceeds available for investment from our primary offering will be net of selling commissions, dealer manager fees, other organization and offering costs and acquisition and origination fees and expenses; (iii) the estimated value will not take into account how market fluctuations affect the value of our investments, including how the current disruptions in the financial and real estate markets may affect the values of our investments; and (iv) the estimated value will not take into account how developments related to individual assets may increase or decrease the value of our portfolio.

When determining the estimated value of our shares by methods other than the last price paid to acquire a share in an offering, our advisor, or another firm we choose for that purpose, will estimate the value of our shares based upon a number of assumptions that may not be accurate or complete. Accordingly, these estimates may or may not be an accurate reflection of the fair market value of our investments and will not likely represent the amount of net proceeds that would result from an immediate sale of our assets.

PART II. OTHER INFORMATION (CONTINUED)

Item 1A.	Risk Factors (continued)

If the fiduciary of an employee pension benefit plan subject to ERISA (such as profit sharing, Section 401(k) or pension plan) or any other retirement plan or account fails to meet the fiduciary and other standards under ERISA or the Internal Revenue Code as a result of an investment in our stock, the fiduciary could be subject to criminal and civil penalties.

There are special considerations that apply to employee benefit plans subject to ERISA (such as profit sharing, Section 401(k) or pension plans) and other retirement plans or accounts subject to Section 4975 of the Internal Revenue Code (such as an IRA) that are investing in our shares. Fiduciaries investing the assets of such a plan or account in our common stock should satisfy themselves that:

•	the investment is consistent with their fiduciary and other obligations under ERISA and the Internal Revenue Code;

•	the investment is made in accordance with the documents and instruments governing the plan or IRA, including the plan’s or account’s investment policy;

•	the investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and the Internal Revenue Code;

•	the investment in our shares, for which no public market currently exists, is consistent with the liquidity needs of the plan or IRA;

•	the investment will not produce an unacceptable amount of “unrelated business taxable income” for the plan or IRA;

•	our stockholders will be able to comply with the requirements under ERISA and the Internal Revenue Code to value the assets of the plan or IRA annually; and

•	the investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code.

With respect to the annual valuation requirements described above, we will provide an estimated value for our shares annually. We can make no claim whether such estimated value will or will not satisfy the applicable annual valuation requirements under ERISA and the Internal Revenue Code. The Department of Labor or the Internal Revenue Service may determine that a plan fiduciary or an IRA custodian is required to take further steps to determine the value of our common shares. In the absence of an appropriate determination of value, a plan fiduciary or an IRA custodian may be subject to damages, penalties or other sanctions.

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

PART II. OTHER INFORMATION (CONTINUED)

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933.

b)	On November 20, 2009, our Registration Statement on Form S-11 (File No. 333-156633), covering a public offering of up to 100,000,000 shares of common stock in our primary offering and 40,000,000 shares of common stock under our dividend reinvestment plan, was declared effective under the Securities Act of 1933. We commenced our initial public offering on November 20, 2009 upon retaining KBS Capital Markets Group LLC, an affiliate of our advisor, as the dealer manager of our offering. We are offering 100,000,000 shares of common stock in our primary offering at an aggregate offering price of up to $1.0 billion, or $10.00 per share with discounts available to certain categories of purchasers. The 40,000,000 shares offered under our dividend reinvestment plan are initially being offered at an aggregate offering price of $380 million, or $9.50 per share. We expect to sell the shares registered in our primary offering within one year of April 19, 2010, which is the date we broke escrow in our initial public offering. If we have not sold all of the shares by April 19, 2011, we may continue our initial public offering until November 20, 2012. Under rules promulgated by the SEC, in some circumstances we could continue our primary offering until as late as May 19, 2013. We may sell shares under the dividend reinvestment plan beyond the termination of the primary offering until we have sold all the shares under the plan.

As of June 30, 2010, we had sold 1,501,483 shares of common stock in our ongoing initial public offering for gross offering proceeds of $14.9 million, all of which were sold in the primary offering. Also as of June 30, 2010, no shares had been tendered for redemption or redeemed by us pursuant to our share redemption program because no shares were eligible for redemption.

As of June 30, 2010, organization and offering costs of $2.9 million have been incurred by our advisor on our behalf. As a result of satisfying the minimum offering requirement and breaking escrow in the offering, we are obligated to reimburse our advisor, our dealer manager and their affiliates, as applicable, for organization and offering costs paid by them on our behalf, provided that our advisor is obligated to reimburse us to the extent that selling commissions, dealer manager fees and other organization and offering costs incurred by us in the offering exceed 15% of the gross offering proceeds. As of June 30, 2010, we had incurred selling commissions, dealer manager fees and other organization and offering costs in the amounts set forth below, which amounts represent our maximum liability for organization and offering costs as of June 30, 2010. The dealer manager reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers.

Type of Expense Amount	Amount	Estimated/Actual
Selling commissions and dealer manager fees	$1,301,990	Actual
Finders’ fees	—
Other underwriting compensation	187,349	Actual
Other organization and offering costs (excluding underwriting compensation)	736,675	Actual

Total expenses	$2,226,014

From the commencement of our ongoing initial public offering through June 30, 2010, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $12.7 million.

We expect to use substantially all of the net proceeds from our ongoing initial public offering to invest in and manage a diverse portfolio of real estate-related loans, real estate-related debt securities and other real estate-related investments. We may use the net proceeds from the sale of shares under our dividend reinvestment plan for general corporate purposes, including, but not limited to, the redemption of shares under our share redemption program; reserves required by any financings of our investments; future funding obligations under any real estate loans receivable we acquire; the acquisition or origination of assets, which would include payment of acquisition and origination fees to our advisor; the repayment of debt; and expenses related to our investments, such as purchasing a loan senior to ours to protect our junior position in the event of a default by the borrower on the senior loan, making protective advances to preserve collateral securing a loan, or making capital and tenant improvements or paying leasing costs and commissions related to real property. As of June 30, 2010, we have not made any investments.

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

During the six months ended June 30, 2010, we did not redeem any shares pursuant to our share redemption program because no shares were eligible for redemption.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

PART II. OTHER INFORMATION (CONTINUED)

Item 6.	Exhibits

Ex.	Description

3.1	Second Articles of Amendment and Restatement, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed February 4, 2010

3.2	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (No. 333-156633) filed August 21, 2009

4.1	Form of Subscription Agreement, included as Appendix A to the prospectus, incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-156633) filed November 13, 2009

4.2	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-156633) filed February 25, 2009

4.3	Amended and Restated Dividend Reinvestment Plan, included as Appendix B to the prospectus, incorporated by reference to Exhibit 4.3 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-156633) filed November 13, 2009

4.4	Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 4.4 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (No. 333-156633) filed August 21, 2009

4.5	Second Amended and Restated Escrow Agreement, incorporated by reference to Exhibit 4.5 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-156633) filed October 5, 2009

10.1	Amended and Restated Dealer Manager Agreement with Selected Dealer Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 17, 2010

10.2	Purchase and Sale Agreement (related to the acquisition of the Village Overlook Buildings in Stockbridge, Georgia) by and between 7444 & 7445 HANOVER PARKWAY HOLDINGS, LLC and KBS SOR VILLAGE OVERLOOK LLC, dated July 29, 2010

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS STRATEGIC OPPORTUNITY REIT, INC.

Date: August 13, 2010	By:	/S/ KEITH D. HALL
Keith D. Hall
Chief Executive Officer and Director

Date: August 13, 2010	By:	/S/ DAVID E. SNYDER
David E. Snyder
Chief Financial Officer