Form 10-Q
period 2010-09-30
KBS Strategic Opportunity REIT, Inc.
filed 2010-11-10
CIK 1452936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 5, 2010, there were 3,478,701 outstanding shares of common stock of KBS Strategic Opportunity REIT, Inc.

KBS STRATEGIC OPPORTUNITY REIT, INC.

FORM 10-Q

September 30, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

KBS STRATEGIC OPPORTUNITY REIT, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(unaudited)
Assets
Real estate loans receivable, net	$8,822,356	$—
Real estate held for investment, net	1,704,001	—

Total real estate and real estate-related investments, net	10,526,357	—
Cash and cash equivalents	11,076,028	192,656
Rents and other receivables	41,898	—
Above-market leases, net	50,250	—
Prepaid expenses and other assets	10,239	—

Total assets	$21,704,772	$192,656

Liabilities and stockholders’ equity
Accounts payable and accrued liabilities	$183,509	$—
Due to affiliates	43,987	—
Other liabilities	36,509	—

Total liabilities	$264,005	$—

Commitments and contingencies (Note 8)

Stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 2,668,098 and 20,000 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	26,681	200
Additional paid-in capital	22,487,413	199,800
Accumulated deficit	(1,073,327)	(7,344)

Total stockholders’ equity	21,440,767	192,656

Total liabilities and stockholders’ equity	$21,704,772	$192,656

See accompanying notes.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Revenues:
Rental income	$65,459	$65,459
Tenant reimbursements	9,223	9,223

Total revenues	74,682	74,682

Expenses:
Operating, maintenance, and management	33,395	33,395
Real estate taxes and insurance	10,892	10,892
Asset management fees to affiliate	6,257	6,257
Real estate acquisition fees and expenses	36,715	36,715
Real estate acquisition fees and expenses to affiliate	18,121	18,121
General and administrative expenses	365,144	975,093
Depreciation and amortization	71,798	71,798

Total expenses	542,322	1,152,271

Other income:
Other interest income	7,855	11,606

Net loss	$(459,785)	$(1,065,983)

Net loss per common share, basic and diluted	$(0.23)	$(1.10)

Weighted-average number of common shares outstanding, basic and diluted	2,042,633	966,540

See accompanying notes.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Year Ended December 31, 2009 and the Nine Months Ended September 30, 2010

(unaudited)

	Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amounts	Paid-in Capital	Deficit	Equity
Balance, December 31, 2008	20,000	$200	$199,800	$—	$200,000
Net loss	—	—	—	(7,344)	(7,344)

Balance, December 31, 2009	20,000	$200	$199,800	$(7,344)	$192,656
Issuance of common stock	2,648,098	26,481	26,225,394	—	26,251,875
Commissions on stock sales and related dealer manager fees	—	—	(2,280,899)	—	(2,280,899)
Other offering costs	—	—	(1,656,882)	—	(1,656,882)
Net loss	—	—	—	(1,065,983)	(1,065,983)

Balance, September 30, 2010	2,668,098	$26,681	$22,487,413	$(1,073,327)	$21,440,767

See accompanying notes.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2010

(unaudited)

Cash Flows from Operating Activities:
Net loss	$(1,065,983)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	71,798
Deferred rent	(181)
Amortization of above- and below-market leases, net	10,460
Changes in assets and liabilities:
Rents and other receivables	(41,717)
Prepaid expenses and other assets	(10,239)
Accounts payable and accrued liabilities	183,509
Due to affiliates	4,500

Net cash used in operating activities	(847,853)

Cash Flows from Investing Activities:
Investments in real estate loans receivable	(8,822,356)
Acquisitions of real estate	(1,800,000)

Net cash used in investing activities	(10,622,356)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	26,251,875
Payments of commissions on stock sales and related dealer manager fees	(2,280,899)
Payments of other offering costs	(1,617,395)

Net cash provided by financing activities	22,353,581

Net increase in cash and cash equivalents	10,883,372
Cash and cash equivalents, beginning of period	192,656

Cash and cash equivalents, end of period	$11,076,028

Supplemental Disclosure of Noncash Transaction:
Liabilities assumed on real estate acquisition	$35,712

Increase in due to affiliates	$39,487

See accompanying notes.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

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

Subject to certain restrictions and limitations, the business of the Company is externally managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement the Company renewed with the Advisor on October 8, 2010 (the “Advisory Agreement”). On December 24, 2008, the Company issued 20,000 shares of its common stock to the Advisor at a purchase price of $10.00 per share. As of September 30, 2010, the Advisor owns 20,000 shares of common stock of the Company.

The Company expects to invest in and manage a diverse portfolio of real estate-related loans, real estate-related debt securities and other real estate-related investments. Such investments will include the origination and acquisition of mortgage, mezzanine, bridge and other real estate-related loans, investments in real estate-related debt securities such as residential and commercial mortgage-backed securities and collateralized debt obligations and investments in opportunistic real estate. The Company may also invest in entities that make similar investments. As of September 30, 2010, the Company owned four first mortgage loans and one office property.

On January 8, 2009, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a minimum of 250,000 shares (the “Minimum Number of Shares”) and a maximum of 140,000,000 shares of common stock for sale to the public (the “Offering”), of which 40,000,000 shares are being offered pursuant to the Company’s dividend reinvestment plan. The SEC declared the Company’s registration statement effective on November 20, 2009, and the Company retained KBS Capital Markets Group LLC (the “Dealer Manager”), an affiliate of the Company, to serve as the dealer manager of the Offering pursuant to a dealer manager agreement, as amended and restated on April 6, 2010 (the “Dealer Manager Agreement”). The Dealer Manager is responsible for marketing the Company’s shares being offered pursuant to the Offering. As described above, the Company intends to use substantially all of the net proceeds from the Offering to invest in a diverse portfolio of real estate-related loans, real estate-related debt securities and other real estate-related investments.

On April 19, 2010, the Company broke escrow in the Offering and through September 30, 2010, the Company had sold 2,648,098 shares of common stock for gross offering proceeds of $26.3 million, all of which were sold in the primary offering.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2010

(unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company, REIT Holdings and the Operating Partnership. All significant intercompany balances and transactions are eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. In addition, the Company did not have operations during the three and nine months ended September 30, 2009 and therefore does not present a statement of operations or cash flows for that period. For further information, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K filed with the SEC.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Cash and cash equivalents are stated at cost, which approximates fair value. At September 30, 2010 and December 31, 2009, the Company’s cash and cash equivalents balance was $11.1 million and $0.2 million, respectively, which approximates the fair value due to the short-term nature of these items. There were no restrictions on the use of the Company’s cash and cash equivalents as of September 30, 2010 and December 31, 2009.

Revenue Recognition

Interest income on the Company’s real estate loans receivable is recognized on an accrual basis over the life of the investment using the interest method. Direct loan origination or acquisition fees and costs, as well as acquisition premiums or discounts, are amortized over the term of the loan as an adjustment to interest income. The Company places loans on nonaccrual status when any portion of principal or interest is 90 days past due, or earlier when concern exists as to the ultimate collection of principal or interest. When a loan is placed on nonaccrual status, the Company reverses the accrual for unpaid interest and generally does not recognize subsequent interest income until cash is received, or the loan returns to accrual status. Generally, a loan may be returned to accrual status when all delinquent principal and interest are brought current in accordance with the terms of the loan agreement and certain performance criteria have been met. As of September 30, 2010, all four of the Company’s investments in loans receivable were on nonaccrual status.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2010

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

The Company recognizes minimum rent, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related leases when collectibility is reasonably assured and records amounts expected to be received in later years as deferred rent. If the lease provides for tenant improvements, the Company determines whether the tenant improvements, for accounting purposes, are owned by the tenant or the Company. When the Company is the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance that is funded is treated as a lease incentive and amortized as a reduction of revenue over the lease term. Tenant improvement ownership is determined based on various factors including, but not limited to:

•	whether the lease stipulates how a tenant improvement allowance may be spent;

•	whether the amount of a tenant improvement allowance is in excess of market rates;

•	whether the tenant or landlord retains legal title to the improvements at the end of the lease term;

•	whether the tenant improvements are unique to the tenant or general-purpose in nature; and

•	whether the tenant improvements are expected to have any residual value at the end of the lease.

The Company records property operating expense reimbursements due from tenants for common area maintenance, real estate taxes, and other recoverable costs in the period the related expenses are incurred.

The Company makes estimates of the collectibility of its tenant receivables related to base rents, including deferred rent, expense reimbursements and other revenue or income. Management specifically analyzes deferred rent and accounts receivable and historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, management makes estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectibility of the related receivable. In some cases, the ultimate resolution of these claims can exceed one year. When a tenant is in bankruptcy, the Company will record a bad debt reserve for the tenant’s receivable balance and generally will not recognize subsequent rental revenue until cash is received or until the tenant is no longer in bankruptcy and has the ability to make rental payments.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2010

(unaudited)

Real Estate Loans Receivable and Loan Loss Reserves

Real estate loans are classified as held for investment, available for sale, or both based on management’s intent and ability to hold the loans for the foreseeable future. Real estate loans held for investment are recorded at amortized cost, net of loan loss reserves (if any), and evaluated for impairment at each balance sheet date. The amortized cost of a real estate loan receivable is the outstanding unpaid principal balance, net of unamortized acquisition premiums or discounts and unamortized costs and fees directly associated with the origination or acquisition of the loan. The amount of impairment, if any, will be measured by comparing the recorded amount of the loan to the present value of the expected cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral. If a loan is deemed to be impaired, the Company will record a loan loss reserve and a provision for loan losses to recognize impairment.

As of September 30, 2010, there was no loan loss reserve and the Company did not record any impairment losses related to the real estate loans receivable during the nine months ended September 30, 2010. However, in the future, the Company may experience losses from its investments in loans receivable requiring the Company to record loan loss reserves. Realized losses on individual loans could be material and significantly exceed any recorded reserves.

The reserve for loan losses is a valuation allowance that reflects management’s estimate of loan losses inherent in the loan portfolio as of the balance sheet date. The reserve is adjusted through “Provision for loan losses” on the Company’s consolidated statements of operations and is decreased by charge-offs to specific loans when losses are confirmed. The reserve for loan losses may include an asset-specific component and a portfolio-based component.

The asset-specific reserve component relates to reserves for losses on loans considered impaired. The Company considers a loan to be impaired when, based upon current information and events, it believes that it is probable that the Company will be unable to collect all amounts due under the contractual terms of the loan agreement. If the Company purchases a loan at a discount to face value and at the acquisition date the Company expects to collect less than the contractual amounts due under the terms of the loan based, at least in part, on the Company’s assessment of the credit quality of the borrower, the Company will consider such a loan to be impaired when, based upon current information and events, it believes that it is probable that the Company will be unable to collect all amounts the Company estimated to be collected at the time of acquisition. The Company also considers a loan to be impaired if it grants the borrower a concession through a modification of the loan terms or if it expects to receive assets (including equity interests in the borrower) with fair values that are less than the carrying value of the loan in satisfaction of the loan. A reserve is established when the present value of payments expected to be received, observable market prices, the estimated fair value of the collateral (for loans that are dependent on the collateral for repayment) or amounts expected to be received in satisfaction of an impaired loan are lower than the carrying value of that loan.

The portfolio-based reserve component covers the pool of loans that do not have asset-specific reserves. A provision for loan losses is recorded when available information as of each balance sheet date indicates that it is probable that the pool of loans will incur a loss and the amount of the loss can be reasonably estimated. Required reserve balances for this pool of loans are derived from estimated probabilities of default and estimated loss severities assuming a default occurs. On a quarterly basis, the Company’s management assigns estimated probabilities of default and loss severities to each loan in the portfolio based on factors such as the debt service coverage of the underlying collateral, the estimated fair value of the collateral, the significance of the borrower’s investment in the collateral, the financial condition of the borrower and/or its sponsors, the likelihood that the borrower and/or its sponsors would allow the loan to default, the Company’s willingness and ability to step in as owner in the event of default, and other pertinent factors.

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

September 30, 2010

(unaudited)

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

KBS STRATEGIC OPPORTUNITY REIT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2010

(unaudited)

Real Estate Owned

The Company may obtain real estate through foreclosure or by deed-in-lieu of foreclosure in partial or total satisfaction of non-performing loans. Real estate obtained in satisfaction of a loan will be recorded at the lower of the carrying value of the related loan prior to foreclosure or the fair value of the real estate received less estimated costs to sell. The Company also makes direct investments in opportunistic real estate, which may include, but are not limited to, office, industrial and retail properties, hospitality properties and undeveloped land lots. After the Company has invested substantially all of the net proceeds from the Offering, the Company expects approximately 20% of its portfolio will consist of opportunistic real estate, excluding real property that it takes title to (i) as part of a portfolio of debt investments, (ii) through a loan workout, foreclosure or similar circumstances or (iii) through convertible debt investments. The Company will review the recoverability of the carrying value of real estate owned when circumstances indicate a possible impairment of the value of the property. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of the property less cost to sell. Any costs of holding the property will be expensed as incurred. Significant improvements to impaired properties and properties held for sale may be capitalized to the extent that the carrying value of the property does not exceed the estimated fair value less costs to sell. Any gain or loss on final disposition of real estate owned will be recorded as gain/loss from continuing operations because it represents the final stage of the loan collection process. The Company’s estimates of a property’s fair value less costs to sell may substantially differ from actual sales proceeds.

Real Estate Acquisition Valuation

The Company records the acquisition of income-producing real estate or real estate that will be used for the production of income as a business combination. All assets acquired and liabilities assumed in a business combination are measured at their acquisition-date fair values. Acquisition costs are expensed as incurred and restructuring costs that do not meet the definition of a liability at the acquisition date are expensed in periods subsequent to the acquisition date. During the nine months ended September 30, 2010, the Company acquired one real estate asset, recorded the acquisition as a business combination and expensed $54,836 of acquisition costs.

Estimates of the fair values of the tangible assets, identifiable intangibles and assumed liabilities require the Company to make significant assumptions to estimate market lease rates, property-operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods, and the number of years the property will be held for investment. The use of inappropriate assumptions would result in an incorrect valuation of the Company’s acquired tangible assets, identifiable intangibles and assumed liabilities, which would impact the amount of the Company’s net income.

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

September 30, 2010

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

Dividend Reinvestment Plan

The Company has adopted a dividend reinvestment plan (the “DRP”) through which common stockholders may elect to reinvest an amount equal to the distributions declared on their shares in additional shares of the Company’s common stock in lieu of receiving cash distributions. The initial purchase price per share under the DRP will be $9.50. Once the Company establishes an estimated value per share, shares issued pursuant to the dividend reinvestment plan will be priced at the estimated value per share of the Company’s common stock, as determined by the Advisor or another firm chosen for that purpose. The Company expects to establish an estimated value per share after the completion of its offering stage. The offering stage will be considered complete when the Company is no longer publicly offering equity securities – whether through the Offering or follow-on public offerings – and has not done so for 18 months. No selling commissions or dealer manager fees will be paid on shares sold under the DRP. The board of directors of the Company may amend or terminate the DRP for any reason upon 10 days’ notice to participants. As of September 30, 2010, no shares have been issued under the DRP.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2010

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

September 30, 2010

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

As of September 30, 2010 and December 31, 2009, no shares had been redeemed by the Company.

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

KBS STRATEGIC OPPORTUNITY REIT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2010

(unaudited)

As of September 30, 2010 and December 31, 2009, the Advisor had incurred organization and offering costs on behalf of the Company of approximately $3.2 million and $1.9 million, respectively. Such costs will only become a liability of the Company to the extent selling commissions, the dealer manager fee and other organization and offering costs do not exceed 15% of the gross proceeds of the Offering. As of September 30, 2010, the Company had recognized organization and offering costs (other than selling commissions and dealer manager fees) of $1.7 million, of which $1.6 million has been reimbursed to the Advisor during the nine months ended September 30, 2010; no organization and offering costs were recognized as of December 31, 2009 as the Minimum Number of Shares of the Company’s common stock had not been issued. Organization costs will be expensed as incurred, and offering costs, which include selling commissions and dealer manager fees, will be deferred and charged to stockholders’ equity as such amounts are reimbursed to the Advisor, the Dealer Manager or their affiliates from the gross proceeds of the Offering. The Company expects the Advisor to continue to incur organization and other offering costs on its behalf. However, as more shares are sold in the Offering, the amounts incurred by the Advisor will decrease since the Company will begin to incur these costs directly.

Selling Commissions and Dealer Manager Fees

The Company pays the Dealer Manager up to 6.5% and 3.0% of the gross offering proceeds from the primary offering as selling commissions and dealer manager fees, respectively. A reduced sales commission and dealer manager fee is paid with respect to certain volume discount sales. No sales commission or dealer manager fee is paid with respect to shares issued through the dividend reinvestment plan. The Dealer Manager reallows 100% of sales commissions earned to participating broker-dealers. The Dealer Manager may reallow to any participating broker-dealer up to 1% of the gross offering proceeds attributable to that participating broker-dealer as a marketing fee and, in special cases, the Dealer Manager may increase the reallowance. As of September 30, 2010, the Company had incurred $2.3 million of selling commissions and dealer manager fees; the Company had incurred no selling commissions and dealer manager fees as of December 31, 2009 as the Minimum Number of Shares of the Company’s common stock had not been issued.

Acquisition and Origination Fees

The Company pays the Advisor an acquisition and origination fee equal to 1% of the cost of investments acquired, or the amount funded by the Company to acquire or originate mortgage, mezzanine, bridge or other loans, including any acquisition and organization expenses related to such investments and any debt attributable to such investments.

Asset Management Fee

With respect to investments in loans and any investments other than real estate, the Company pays the Advisor a monthly fee calculated, each month, as one-twelfth of 0.75% of the lesser of (i) the amount actually paid or allocated to acquire or fund the loan or other investment, inclusive of acquisition or origination fees and expenses related thereto and the amount of any debt associated with or used to acquire or fund such investment and (ii) the outstanding principal amount of such loan or other investment, plus the acquisition or origination fees and expenses related to the acquisition or funding of such investment, as of the time of calculation.

With respect to investments in real estate, the Company pays the Advisor a monthly asset management fee equal to one-twelfth of 0.75% of the amount paid or allocated to acquire the investment, inclusive of acquisition fees and expenses related thereto and the amount of any debt associated with or used to acquire such investment.

In the case of investments made through joint ventures, the asset management fee will be determined based on the Company’s proportionate share of the underlying investment.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2010

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

Industry Segments

The Company’s segments are based on the Company’s method of internal reporting, which classifies its operations by investment type: real estate-related and real estate. For financial data by segment, see Note 7, “Segment Information.”

General and Administrative Expenses

General and administrative expenses, totaling $1.0 million for the nine months ended September 30, 2010, consisted primarily of $0.4 million of amortization of insurance premiums, $0.2 million of board of director fees and $0.1 million of legal fees. Other general and administrative expenses include accounting, bank and other professional fees. As of September 30, 2010, the Company has accrued $0.1 million in general and administrative expenses.

Recently Issued Accounting Standards Updates

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (“ASU No. 2010-01”). This ASU clarifies that when the stock portion of a distribution allows stockholders to elect to receive cash or stock with a potential limitation on the total amount of cash that all stockholders can elect to receive in the aggregate, the distribution would be considered a share issuance as opposed to a stock dividend and the share issuance would be reflected in earnings per share prospectively. ASU No. 2010-01 is effective for interim and annual periods ending on or after December 15, 2009 and should be applied on a retrospective basis. The adoption of ASU No. 2010-01 had no impact on the Company’s consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2010

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

3. REAL ESTATE LOANS RECEIVABLE

As of September 30, 2010, the Company, through wholly owned subsidiaries, had invested in four real estate loans receivable as follows:

Loan Name Location of Related Property or Collateral	Date Acquired/ Originated	Property Type	Loan Type	Outstanding Principal Balance as of September 30, 2010 (1)	Book Value as of September 30, 2010 (2)	Maturity Date (3)
Academy Point Atrium I First Mortgage Colorado Springs, Colorado	09/07/2010	Office	Non-Performing Mortgage (4)	$6,076,063	$2,861,006	11/01/2011
Roseville Commerce Center Mortgage Portfolio Roseville, California
Roseville Commerce Center First Mortgage I	09/10/2010	Industrial/Flex	Non-Performing Mortgage (4)	8,424,213	4,106,044	09/15/2011
Roseville Commerce Center First Mortgage II	09/10/2010	Industrial/Flex	Non-Performing Mortgage (4)	4,718,791	1,698,087	09/15/2011
Roseville Commerce Center First Mortgage III	09/10/2010	Land	Non-Performing Mortgage (4)	1,545,261	157,219	09/15/2011

Total Roseville Commerce Center Mortgage Portfolio				14,688,265	5,961,350

				$20,764,328	$8,822,356

(1) Outstanding principal balance as of September 30, 2010 represents original principal balance outstanding under the loan, increased for any subsequent fundings and reduced for any principal paydowns. As these are non-performing loans, the Company does not anticipate the outstanding principal balance to be repaid at maturity or otherwise.

(2) Book value of real estate loans receivable represents outstanding principal balance adjusted for unamortized acquisition discounts, origination fees, and direct origination and acquisition costs.

(3) Maturity dates are as of September 30, 2010. As these are non-performing loans, the Company does not anticipate the outstanding principal balance to be repaid at maturity or otherwise.

(3) The Company does not expect non-performing mortgages to perform in accordance with their contractual terms, including the repayment of the principal amount outstanding under the loans, the payment of interest at the stated amount on the face of notes or the repayment of the loans upon their maturity date.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2010

(unaudited)

The following summarizes the activity related to real estate loans receivable for the nine months ended September 30, 2010:

Face value of real estate loans receivable originated	$20,764,328
Discount on purchase price of real estate loans receivable	(12,188,467)
Closing costs on purchase of real estate loans receivable	246,495

Real estate loans receivable - September 30, 2010	$8,822,356

During the nine months ended September 30, 2010, the Company acquired four non-performing first mortgage loans. With respect to non-performing loans, the Company will explore various strategies including, but not limited to, one or more of the following: (i) negotiating with the borrowers for a reduced payoff, (ii) restructuring the terms of the loans and (iii) enforcing the Company’s rights as lenders under these loans and foreclosing on the collateral securing the loans.

Recent Acquisitions

Academy Point Atrium I First Mortgage

On September 7, 2010, the Company, through an indirect wholly owned subsidiary, purchased, at a discount, a non-performing first mortgage loan (the “Academy Point Atrium I First Mortgage”) for $2.8 million plus closing costs from a seller unaffiliated with the Company or the Advisor. The borrower under the loan is also not affiliated with the Company or the Advisor. The property securing the loan is a two-story office building constructed in 1981. The office building contains 92,099 rentable square feet and is part of a two-building campus located on approximately 7.22 acres of land at 1250 Academy Park Loop in Colorado Springs, Colorado. As the loan was non-performing at acquisition, the Academy Point Atrium I First Mortgage was placed on non-accrual status and the Company did not recognize any interest income related to this real estate loan investment during the nine months ended September 30, 2010. See Note 9, “Subsequent Events.”

Roseville Commerce Center Mortgage Portfolio

On September 10, 2010, the Company, through an indirect wholly owned subsidiary, purchased three separate non-performing first mortgage loans (collectively, the “Roseville Commerce Center Mortgage Portfolio”). The Company acquired all three loans at varying discounts from a seller unaffiliated with the Company or the Advisor. The first loan (the “Roseville Commerce Center First Mortgage I”) is secured by three industrial flex buildings containing 68,431 rentable square feet and was acquired for $4.0 million plus closing costs. The second loan (the “Roseville Commerce Center First Mortgage II”) is secured by two industrial flex buildings containing 44,910 rentable square feet and was acquired for $1.7 million plus closing costs. The third loan (the “Roseville Commerce Center First Mortgage III”) is secured by four parcels of partially improved land encompassing 6.0 acres and was acquired for $0.2 million plus closing costs. The borrowers under each of the three loans in the Roseville Commerce Center Mortgage Portfolio are not affiliated with the Company or the Advisor. The collateral securing the loans in the Roseville Commerce Center Mortgage Portfolio is located at 10556-10612 Industrial Avenue in Roseville, California. All three first mortgage loans are cross-defaulted. As the loans were non-performing at acquisition, the Roseville Commerce Center Mortgage Portfolio was placed on non-accrual status and the Company did not recognize any interest income related to this investment during the nine months ended September 30, 2010.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2010

(unaudited)

4. REAL ESTATE

As of September 30, 2010, the Company owned one office property, encompassing approximately 34,830 rentable square feet and that was 51% leased. The following table provides summary information regarding the property owned by the Company as of September 30, 2010:

Property	Date Acquired	City	State	Property Type	Land	Building and Improvements	Tenant Origination and Absorption	Total Real Estate at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net
Village Overlook Buildings	08/02/2010	Stockbridge	GA	Office	$440,000	$1,102,072	$233,727	$1,775,799	$(71,798)	$1,704,001

Operating Leases

The Company’s real estate property is leased to tenants under operating leases for which the terms and expirations vary. As of September 30, 2010, the leases have remaining terms of up to 2.2 years with a weighted-average remaining term of 0.6 years. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit and/or a letter of credit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $35,712 as of September 30, 2010.

As of September 30, 2010, the future minimum rental income from the Company’s property under non-cancelable operating leases is as follows:

October, 2010 through December 31, 2010	$93,899
2011	113,599
2012	27,526
2013	—
2014	—
Thereafter	—

$235,024

As of September 30, 2010, the Company owned one real estate property located in Stockbridge, Georgia, which is leased to five tenants in the medical services industry. Accordingly, as of September 30, 2010, the Company had a concentration of credit risk related to tenants in the medical services industry.

Recent Acquisition

On August 2, 2010, the Company, through an indirect wholly owned subsidiary, acquired one property comprised of two two-story medical office buildings containing 34,830 rentable square feet in Stockbridge, Georgia (the “Village Overlook Buildings”). The Village Overlook Buildings are located on approximately 2.7 acres of land. The purchase price of the Village Overlook Buildings was $1.8 million.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2010

(unaudited)

5. FAIR VALUE DISCLOSURES

The fair value for certain financial instruments is derived using valuation techniques that involve significant management judgment. The price transparency of financial instruments is a key determinant of the degree of judgment involved in determining the fair value of the Company’s financial instruments. Financial instruments for which actively quoted prices or pricing parameters are available and for which markets contain orderly transactions will generally have a higher degree of price transparency than financial instruments for which markets are inactive or consist of non-orderly trades. The Company evaluates several factors when determining if a market is inactive or when market transactions are not orderly. See Note 2, “Summary of Significant Accounting Policies.” The following is a summary of the methods and assumptions used by management in estimating the fair value of each class of financial instruments for which it is practicable to estimate the fair value:

Cash and cash equivalents, rent and other receivables, and accounts payable and accrued liabilities: These balances approximate their fair values due to the short maturities of these items.

Real estate loans receivable: These instruments are presented in the accompanying consolidated balance sheets at their amortized cost net of recorded loan loss reserves and not at fair value. The fair values of real estate loans receivable were estimated using an internal valuation model that considered the expected cash flows for the loans, underlying collateral values (for collateral-dependent loans) and estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements.

The following are the carrying amounts and fair values of the Company’s financial instruments as of September 30, 2010, which carrying amounts do not approximate the fair value:

	September 30, 2010
	Face Value	Carrying Amount	Fair Value
Financial assets:
Real estate loans receivable	$20,764,328	$8,822,356	$8,625,000

Disclosure of the fair value of financial instruments is based on pertinent information available to the Company at September 30, 2010 and requires a significant amount of judgment. Despite increased capital market and credit market activity, transaction volume for certain financial instruments remains relatively low. This has made the estimation of fair values difficult and, therefore, both the actual results and the Company’s estimate of value at a future date could be materially different.

During the nine months ended September 30, 2010, the Company measured the following non-financial asset at fair value:

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Nonrecurring Basis:
Investments in real estate (1)	$1,800,000	$—	$—	$1,800,000

(1)	Amount reflects acquisition date fair value of real estate acquired.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2010

(unaudited)

6. RELATED PARTY TRANSACTIONS

The Company has entered into an Advisory Agreement with the Advisor and a Dealer Manager Agreement with the Dealer Manager. These agreements entitle the Advisor and the Dealer Manager to specified fees upon the provision of certain services with regard to the Offering, the investment of funds in real estate and real estate-related investments, and the disposition of real estate and real estate-related investments (including the discounted payoff of non-performing loans) among other services, as well as reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company (as discussed in Note 2, “Summary of Significant Accounting Policies”) and certain costs incurred by the Advisor in providing services to the Company.

Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three and nine months ended September 30, 2010, and any related amounts payable as of September 30, 2010:

	Incurred		Payable as of
	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010	September 30, 2010
Expensed
Asset management fees	6,257	6,257	—
Reimbursable operating expenses	50,950	522,787	4,500
Acquisition fees on real properties	18,121	18,121	—

Additional Paid-in Capital
Selling commissions	638,154	1,492,710	—
Dealer manager fees	340,755	788,189	—
Reimbursable other offering costs	726,552	1,650,576	39,487

Capitalized
Acquisition and origination fees on real estate loans receivable	87,649	87,649	—

	$1,868,438	$4,566,289	$43,987

As of September 30, 2010, the Advisor has incurred organization and offering costs of approximately $3.2 million on behalf of the Company. Organization and offering costs incurred by the Advisor become a liability to the Company only to the extent selling commissions, the dealer manager fee and other organization and offering costs do not exceed 15% of the gross proceeds of the Offering. As of September 30, 2010, the Company has recognized and paid $2.3 million in selling commissions and dealer manager fees and recognized $1.7 million of other organization and offering expenses, of which $1.6 million has been reimbursed to the Advisor, which amounts represent the Company’s maximum liability for organization and offering costs as of September 30, 2010.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2010

(unaudited)

7. SEGMENT INFORMATION

The Company presently operates in two business segments based on its investment types: real estate-related and real estate. Under the real estate-related segment, the Company has invested in four non-performing first mortgage loans. Under the real estate segment, the Company has invested in an office property. All revenues earned from the Company’s two operating segments were from external customers and there were no intersegment sales or transfers. The Company does not allocate corporate-level accounts to its operating segments. Corporate-level accounts include corporate general and administrative expenses, non-operating interest income, non-operating interest expense and other corporate-level expenses. The accounting policies of the segments are consistent with those described in Note 2, “Summary of Significant Accounting Policies.”

The Company evaluates the performance of its segments based upon net operating income (“NOI”), which is a non-GAAP supplemental financial measure. The Company defines NOI for its real estate-related segment as interest income less loan servicing costs and asset management fees. The Company defines NOI for its real estate segment as operating revenues (rental income, tenant reimbursements and other operating income) less property and related expenses (property operating expenses, real estate taxes, insurance, asset management fees and provision for bad debt) less interest expense, if any. NOI excludes certain items that are not considered to be controllable in connection with the management of an asset such as non-property income and expenses, depreciation and amortization, and corporate general and administrative expenses. The Company uses NOI to evaluate the operating performance of the Company’s real estate-related and real estate investments and to make decisions about resource allocations. The Company believes that net income is the GAAP measure that is most directly comparable to NOI; however, NOI should not be considered as an alternative to net income as the primary indicator of operating performance as it excludes the items described above. Additionally, NOI as defined above may not be comparable to other REITs or companies as their definitions of NOI may differ from the Company’s definition.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2010

(unaudited)

The following tables summarize total revenues and NOI for each reportable segment for the three and nine months ended September 30, 2010 and total assets and total liabilities for each reportable segment as of September 30, 2010 and December 31, 2009:

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Revenues:
Real estate-related segment	$—	$—
Real estate segment	74,682	74,682

Total segment revenues	$74,682	$74,682

NOI:
Real estate-related segment	$(4,004)	$(4,004)
Real estate segment	28,142	28,142

Total NOI	$24,138	$24,138

	As of September 30, 2010	As of December 31, 2009
Assets:
Real estate-related segment	$8,822,356	$—
Real estate segment	1,819,127	—

Total segment assets	10,641,483	—
Corporate-level (1)	11,063,289	192,656

Total assets	$21,704,772	$192,656

Liabilities:
Real estate-related segment	$17,574	$—
Real estate segment	97,476	—

Total segment liabilities	115,050	—
Corporate-level (2)	148,955	—

Total liabilities	$264,005	$—

(1)

Corporate-level assets consisted primarily of net proceeds from the Offering being held in the form of cash and cash equivalents of approximately $11.1 million as of September 30, 2010 and the initial investment of the Advisor of approximately $0.2 million as of December 31, 2009.

(2)	As of September 30, 2010, corporate-level liabilities primarily consisted of transfer agent costs, professional fees and independent director fees.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2010

(unaudited)

The following table reconciles the Company’s net income to its NOI for the three and nine months ended September 30, 2010:

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Net loss	$(459,785)	$(1,065,983)
Other interest income	(7,855)	(11,606)
Real estate acquisition fees and expenses	54,836	54,836
General and administrative expenses	365,144	975,093
Depreciation and amortization	71,798	71,798

NOI	$24,138	$24,138

8. COMMITMENTS AND CONTINGENCIES

Economic Dependency

The Company is dependent on the Advisor and the Dealer Manager for certain services that are essential to the Company, including the sale of the Company’s shares of common and preferred stock available for issue; the identification, evaluation, negotiation, origination, acquisition and disposition of investments; management of the daily operations of the Company’s investment portfolio; and other general and administrative responsibilities. In the event that these companies are unable to provide the respective services, the Company will be required to obtain such services from other sources.

Environmental

As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Although there can be no assurance, the Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s property, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the property could result in future environmental liabilities.

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

September 30, 2010

(unaudited)

9. SUBSEQUENT EVENTS

The Company evaluates subsequent events up until the date the consolidated financial statements are issued.

Status of the Offering

The Company commenced its Offering on November 20, 2009. As of November 5, 2010, the Company had sold 3,458,701 shares of common stock in the Offering for gross offering proceeds of $34.3 million, all of which were sold in the primary offering.

Academy Point Foreclosure

On October 6, 2010, the Company was the successful bidder at the foreclosure sale of the property securing the Academy Point Atrium I First Mortgage and on November 3, 2010, the Company formally received title to the property.

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

The following are some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•

Both we and our advisor have limited operating histories. This inexperience makes our future performance difficult to predict. We are dependent on our advisor to identify suitable investments and to manage our investments.

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

•

Investments in non-performing real estate assets involve greater risks than investments in stabilized, performing assets and make our future performance more difficult to predict. As of November 10, 2010, all of our investments are non-performing real estate assets.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

•

We depend on tenants for our revenue and, accordingly, our revenue is dependent upon the success and economic viability of our tenants. Revenues from our single real property investment could decrease due to a reduction in tenants (caused by factors including, but not limited to, tenant defaults, tenant insolvency, early termination of tenant leases and non-renewal of existing tenant leases) and/or lower rental rates, limiting our ability to pay distributions to our stockholders.

All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (the “SEC”), the risks identified in Part II, Item 1A of our quarterly report on Form 10-Q for the quarter ended June 30, 2010 and the risks identified in Part II, Item 1A of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

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

We intend to use substantially all of the net proceeds from our ongoing initial public offering to invest in and manage a diverse portfolio of real estate-related loans, real estate-related debt securities and other real estate-related investments. Such investments will include the origination and acquisition of mortgage, mezzanine, bridge and other real estate-related loans, investments in real estate-related debt securities such as residential and commercial mortgage-backed securities and collateralized debt obligations and investments in opportunistic real estate. We may also invest in entities that make similar investments. As of September 30, 2010, we owned four non-performing first mortgage loans and one office property.

On April 19, 2010, we broke escrow in the offering and through September 30, 2010, we had sold 2,648,098 shares for gross offering proceeds of $26.3 million, all of which were sold in the primary offering.

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

On April 19, 2010, we broke escrow in our ongoing initial public offering and through September 30, 2010, we had sold 2,648,098 shares for gross offering proceeds of $26.3 million, all of which were sold in the primary offering. If we are unable to raise substantial funds in the offering, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate with the performance of the specific assets we acquire. Further, we will have certain fixed operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds in our initial public offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.

During the nine months ended September 30, 2010 we acquired one real estate asset and four non-performing first mortgage loans. Our cash needs for acquisitions were met with the proceeds from our ongoing initial public offering. Operating cash needs during the same period were met through cash flow generated by our real estate investment and proceeds from our ongoing initial public offering.

Our investment in real estate generates cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures and corporate general and administrative expenses. Cash flow from operations from our real estate investment is primarily dependent upon the occupancy level of our property, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of September 30, 2010, our real estate property investment was 51% leased.

Investments in real estate-related loans generate cash flow in the form of interest income. Cash flow from operations under our real estate-related loans is primarily dependent on the operating performance of the underlying collateral and the borrowers’ ability to make their debt service payments. As of September 30, 2010, all of our real estate-related loans were non-performing and did not generate any operating cash flow. We do not expect non-performing mortgages to perform in accordance with their contractual terms, including the repayment of the principal amount outstanding under the loans, the payment of interest at the stated amount on the face of notes or the repayment of the loans upon its maturity date. As such, we will explore various strategies including, but not limited to, one or more of the following: (i) negotiating with the borrowers for a reduced payoff, (ii) restructuring the terms of the loans and (iii) enforcing our rights as lenders under these loans and foreclosing on the collateral securing the loans. We believe that one or more of these potential courses of action will result in positive cash flow to us.

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

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our advisor and the dealer manager. During our organization and offering stage, these payments will include payments to the dealer manager for selling commissions and the dealer manager fee and payments to the dealer manager and our advisor for reimbursement of certain organization and offering expenses. However, our advisor has agreed to reimburse us to the extent that selling commissions, the dealer manager fee and other organization and offering expenses incurred by us exceed 15% of our gross offering proceeds. During our acquisition and development stage, we expect to make payments to our advisor in connection with the selection and origination or purchase of investments, the management of our assets and costs incurred by our advisor in providing services to us as well as for any dispositions of assets (including the discounted payoff of non-performing loans). The advisory agreement has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of KBS Capital Advisors and our conflicts committee.

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

Results of Operations

Our results of operations for the three and nine months ended September 30, 2010 are not indicative of those expected in future periods as we broke escrow in our initial public offering on April 19, 2010 and commenced real estate operations on August 2, 2010 in connection with our first investment. During the period from inception (October 8, 2008) to December 31, 2009, we had been formed but had not yet commenced operations, as we had not yet begun our initial public offering. As a result, we had no material results of operations for that period. The SEC declared the registration statement for our initial public offering effective on November 20, 2009 and we retained KBS Capital Markets Group LLC, an affiliate of our advisor, to serve as the dealer manager of the offering.

As of September 30, 2010, we had acquired one office property and four non-performing first mortgage loans. We funded the acquisitions of these investments with proceeds from our ongoing initial public offering. We expect that rental income, tenant reimbursements, interest income from real estate loans receivable, depreciation expense, amortization expense, operating expenses, asset management fees and net income will each increase in future periods as a result of owning the assets acquired during the three months ended September 30, 2010 for an entire period, implementing our recovery strategies on non-performing loans, and anticipated future acquisitions of real estate-related loans, real estate-related debt securities and other real estate-related investments.

For the three and nine months ended September 30, 2010, total revenues, all of which were generated from our real estate investment, were $74,682 and consisted of $65,459 of rental income and $9,223 of tenant reimbursements. Total expenses directly related to our real estate investment were $170,921, consisting of $33,395 in property operating costs, $71,798 of depreciation and amortization, $10,892 of real estate taxes and insurance and $54,836 in real estate acquisition fees and expenses for the three and nine months ended September 30, 2010.

Asset management fees with respect to our real estate loans receivable and real estate investment totaled $6,257 for the three and nine months ended September 30, 2010. All asset management fees incurred as of September 30, 2010 have been paid.

General and administrative expenses for the three and nine months ended September 30, 2010 totaled $365,144 and $975,093, respectively. These general and administrative costs consisted primarily of insurance premiums, professional fees and independent director fees. We recorded independent director fees of $69,997 and $220,997 for the three and nine months ended September 30, 2010, respectively, of which $23,999 was payable at September 30, 2010. We expect general and administrative costs to increase in the future based on a full year of operations as well as increased activity as we make real estate investments but to decrease as a percentage of total revenue.

For the three and nine months ended September 30, 2010, we had a net loss of $459,785 and $1,065,983, respectively, due primarily to general and administrative costs, operating expenses, asset management fees and depreciation and amortization expense.

Critical Accounting Policies

Our consolidated interim financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC. There have been no significant changes to our policies during 2010, except as follows.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Revenue Recognition

We recognize minimum rent, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related leases when collectibility is reasonably assured and record amounts expected to be received in later years as deferred rent. If the lease provides for tenant improvements, we determine whether the tenant improvements, for accounting purposes, are owned by the tenant or by us. When we are the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance that is funded is treated as a lease incentive and amortized as a reduction of revenue over the lease term. Tenant improvement ownership is determined based on various factors including, but not limited to:

•	whether the lease stipulates how a tenant improvement allowance may be spent;

•	whether the amount of a tenant improvement allowance is in excess of market rates;

•	whether the tenant or landlord retains legal title to the improvements at the end of the lease term;

•	whether the tenant improvements are unique to the tenant or general-purpose in nature; and

•	whether the tenant improvements are expected to have any residual value at the end of the lease.

We record property operating expense reimbursements due from tenants for common area maintenance, real estate taxes, and other recoverable costs in the period the related expenses are incurred.

We make estimates of the collectibility of our tenant receivables related to base rents, including deferred rent, expense reimbursements and other revenue or income. We specifically analyze deferred rent and accounts receivable and historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, we make estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectibility of the related receivable. In some cases, the ultimate resolution of these claims can exceed one year. When a tenant is in bankruptcy, we will record a bad debt reserve for the tenant’s receivable balance and generally will not recognize subsequent rental revenue until cash is received or until the tenant is no longer in bankruptcy and has the ability to make rental payments.

Real Estate Acquisition Valuation

We record the acquisition of income-producing real estate or real estate that will be used for the production of income as a business combination. All assets acquired and liabilities assumed in a business combination are measured at their acquisition-date fair values. Acquisition costs are expensed as incurred and restructuring costs that do not meet the definition of a liability at the acquisition date are expensed in periods subsequent to the acquisition date. During the nine months ended September 30, 2010, we acquired one real estate asset, recorded the acquisition as a business combination and expensed $54,836 of acquisition costs.

Estimates of the fair values of the tangible assets, identifiable intangibles and assumed liabilities require us to make significant assumptions to estimate market lease rates, property-operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods, and the number of years the property will be held for investment. The use of inappropriate assumptions would result in an incorrect valuation of our acquired tangible assets, identifiable intangibles and assumed liabilities, which would impact the amount of our net income.

Subsequent Events

We evaluate subsequent events up until the date the consolidated financial statements are issued.

Status of the Offering

We commenced our ongoing initial public offering of 140,000,000 shares of common stock on November 20, 2009. As of November 5, 2010, we had sold 3,458,701 shares of common stock in the offering for gross offering proceeds of $34.3 million, all of which were sold in the primary offering.

Academy Point Foreclosure

On October 6, 2010, we were the successful bidder at the foreclosure sale of the property securing the Academy Point Atrium I First Mortgage and on November 3, 2010, we formally received title to the property.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We may be exposed to the effects of changes in interest rates as a result of the acquisition and origination of mortgage, mezzanine, bridge and other loans and the acquisition of real estate securities. We may also be exposed to the effects of interest rate changes as a result of borrowings used to maintain liquidity and to fund the acquisition, expansion and refinancing of our real estate investment portfolio and operations. Our profitability and the value of our investment portfolio may be adversely affected during any period as a result of interest rate changes. As of September 30, 2010, our investments in mortgage loans were non-performing and therefore changes in interest rates will not impact our operations. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs. We may manage interest rate risk by maintaining a ratio of fixed rate, long-term debt such that floating rate exposure is kept at an acceptable level. In addition, we may utilize a variety of financial instruments, including interest rate caps, floors, and swap agreements, in order to limit the effects of changes in interest rates on our operations. When we use these types of derivatives to hedge the risk of interest-earning assets or interest-bearing liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the funds available for payments to holders of our common stock and that the losses may exceed the amount we invested in the instruments.

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

Please also see the risks discussed in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2009 filed with the SEC and the risks identified in Part II, Item 1A of our quarterly report on Form 10-Q for the quarter ended June 30, 2010.

Investments in non-performing real estate assets involve greater risks than investments in stabilized, performing assets and make our future performance more difficult to predict.

Traditional performance metrics of real estate assets are generally not meaningful for non-performing real estate assets. Non-performing properties, for example, do not have stabilized occupancy rates to provide a useful measure of revenue. Similarly, non-performing loans do not have a consistent stream of loan servicing or interest payments to provide a useful measure of revenue. In addition, for non-performing loans, often there is no expectation that the face amount of the note will be paid in full. Appraisals may provide a sense of the value of the investment, but any appraisal of the property or underlying property will be based on numerous estimates, judgments and assumptions that significantly affect the appraised value of the underlying property. Further, an appraisal of a non-stabilized property, in particular, involves a high degree of subjectivity due to high vacancy levels and uncertainties with respect to future market rental rates and timing of lease-up and stabilization. Accordingly, different assumptions may materially change the appraised value of the property and the value of the property may change over time if these estimates are incorrect.

In addition, we may pursue more than one strategy to create value in a non-performing real estate investment. With respect to a property, these strategies may include development, redevelopment, or lease-up of such property. With respect to a loan, these strategies may include negotiating with the borrower for a reduced payoff, restructuring the terms of the loan or enforcing our rights as lender under the loan and foreclosing on the collateral securing the loan.

The factors described above make it challenging to evaluate non-performing investments. As of November 10, 2010, all of our investments are non-performing real estate assets.

PART II. OTHER INFORMATION (CONTINUED)

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933.

b)	On November 20, 2009, our Registration Statement on Form S-11 (File No. 333-156633), covering a public offering of up to 100,000,000 shares of common stock in our primary offering and 40,000,000 shares of common stock under our dividend reinvestment plan, was declared effective under the Securities Act of 1933. We commenced our initial public offering on November 20, 2009 upon retaining KBS Capital Markets Group LLC, an affiliate of our advisor, as the dealer manager of our offering. We are offering 100,000,000 shares of common stock in our primary offering at an aggregate offering price of up to $1.0 billion, or $10.00 per share with discounts available to certain categories of purchasers. The 40,000,000 shares offered under our dividend reinvestment plan are initially being offered at an aggregate offering price of $380 million, or $9.50 per share. We have extended our primary offering of 100,000,000 shares until the earlier of the sale of all 100,000,000 shares or September 30, 2011. If we have not sold all of the shares by September 30, 2011, we may continue our initial public offering until November 20, 2012. Under rules promulgated by the SEC, in some circumstances we could continue our primary offering until as late as May 19, 2013. We may sell shares under the dividend reinvestment plan beyond the termination of the primary offering until we have sold all the shares under the plan.

As of September 30, 2010, we had sold 2,648,098 shares of common stock in our ongoing initial public offering for gross offering proceeds of $26.3 million, all of which were sold in the primary offering. Also as of September 30, 2010, we had not redeemed any shares pursuant to our share redemption program.

As of September 30, 2010, organization and offering costs of $3.2 million have been incurred by our advisor on our behalf. As a result of satisfying the minimum offering requirement and breaking escrow in the offering, we are obligated to reimburse our advisor, our dealer manager and their affiliates, as applicable, for organization and offering costs paid by them on our behalf, provided that our advisor is obligated to reimburse us to the extent that selling commissions, dealer manager fees and other organization and offering costs incurred by us in the offering exceed 15% of the gross offering proceeds. As of September 30, 2010, we had incurred selling commissions, dealer manager fees and other organization and offering costs in the amounts set forth below, which amounts represent our maximum liability for organization and offering costs as of September 30, 2010. The dealer manager reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers.

Type of Expense Amount	Amount	Estimated/Actual
Selling commissions and dealer manager fees	$2,280,899	Actual
Finders’ fees	—
Other underwriting compensation	54,487	Actual
Other organization and offering costs (excluding underwriting compensation)	1,602,395	Actual

Total expenses	$3,937,781

From the commencement of our ongoing initial public offering through September 30, 2010, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $22.3 million.

We expect to use substantially all of the net proceeds from our ongoing initial public offering to invest in and manage a diverse portfolio of real estate-related loans, real estate-related debt securities and other real estate-related investments. We may use the net proceeds from the sale of shares under our dividend reinvestment plan for general corporate purposes, including, but not limited to, the redemption of shares under our share redemption program; reserves required by any financings of our investments; future funding obligations under any real estate loans receivable we acquire; the acquisition or origination of assets, which would include payment of acquisition and origination fees to our advisor; the repayment of debt; and expenses related to our investments, such as purchasing a loan senior to ours to protect our junior position in the event of a default by the borrower on the senior loan, making protective advances to preserve collateral securing a loan, or making capital and tenant improvements or paying leasing costs and commissions related to real property. As of September 30, 2010, we have used the net proceeds from our ongoing primary public offering to invest $10.7 million in real estate-related loans and other real estate-related investments, including $0.1 million of acquisition and origination fees and expenses.

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

During the nine months ended September 30, 2010, we did not redeem any shares pursuant to our share redemption program. As of November 10, 2010, we have not declared any distributions to our stockholders in 2010 and we expect to have little or no cash flow to pay distributions in 2010. Accordingly, little or no proceeds are expected to be raised under our dividend reinvestment plan in 2010. Because of the restriction that during each calendar year redemptions are limited to the amount of net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year, we currently expect that we will have little or no funds available for redemption under our share redemption program in 2011.

PART II. OTHER INFORMATION (CONTINUED)

Item 3.	Defaults upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

On November 9, 2010, we amended our advisory agreement with our advisor. Prior to the amendment, the disposition fee to our advisor for substantial assistance in connection with the sale of an investment would not be payable if the proceeds from the sale were reinvested in another asset within 180 days of such sale. As amended, this restriction no longer applies to the disposition fee. Thus, the disposition fee to our advisor for substantial assistance in connection with the sale of an investment will be payable regardless of whether the proceeds from the sale are reinvested in another asset within 180 days of such sale.

PART II. OTHER INFORMATION (CONTINUED)

Item 6.	Exhibits

Ex.	Description

3.1	Second Articles of Amendment and Restatement, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed February 4, 2010

3.2	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (No. 333-156633) filed August 21, 2009

4.1	Form of Subscription Agreement, included as Appendix A to the prospectus, incorporated by reference to Exhibit 4.1 to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-156633) filed October 8, 2010

4.2	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-156633) filed February 25, 2009

4.3	Amended and Restated Dividend Reinvestment Plan, included as Appendix B to the prospectus, incorporated by reference to Exhibit 4.3 to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-156633) filed October 8, 2010

4.4	Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 4.4 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (No. 333-156633) filed August 21, 2009

4.5	Second Amended and Restated Escrow Agreement, incorporated by reference to Exhibit 4.5 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-156633) filed October 5, 2009

10.1	Advisory Agreement, between KBS Strategic Opportunity REIT, Inc. and KBS Capital Advisors LLC, dated October 8, 2010¸ incorporated by reference to Exhibit 10.1 to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-156633) filed October 8, 2010

10.2	Amendment No. 1 to Advisory Agreement, between KBS Strategic Opportunity REIT, Inc. and KBS Capital Advisors LLC, dated of November 9, 2010

10.3	Deed of Trust, Security Agreement and Fixture Filing (related to the acquisition of the Academy Point Atrium I First Mortgage), by Peridot Properties I, LLC, to The Public Trustee of El Paso County for the benefit of LaSalle Bank National Association, dated October 22, 2001, incorporated by reference to Exhibit 10.2 to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-156633) filed October 8, 2010

10.4	Loan Sale Agreement (related to the acquisition of the Academy Point Atrium I First Mortgage), by and between KBS SOR Debt Holdings II, LLC and Wells Fargo Bank, N.A., as Trustee for the Registered Holders of J.P. Morgan Chase Commercial Mortgage Securities Corp. Commercial Mortgage Pass-Through Certificates Series 2001-C1, dated September 7, 2010, incorporated by reference to Exhibit 10.3 to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-156633) filed October 8, 2010

PART II. OTHER INFORMATION (CONTINUED)

10.5	Agreement Regarding Assignment Without Recourse of Certain Loan Documents (related to the acquisition of the Roseville Commerce Center Mortgage Portfolio), by and between KBS SOR Debt Holdings II LLC and Heritage Bank of Commerce, dated September 10, 2010, incorporated by reference to Exhibit 10.4 to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-156633) filed October 8, 2010

10.6	Construction Deed of Trust (related to the acquisition of the Roseville Commerce Center Mortgage Portfolio, Loan No. 5979000100), by D&D Roseville Holdings, LLC, in favor of Heritage Bank of Commerce, dated June 15, 2007, as modified, incorporated by reference to Exhibit 10.5 to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-156633) filed October 8, 2010

10.7	Construction Deed of Trust (related to the acquisition of the Roseville Commerce Center Mortgage Portfolio, Loan No. 5978000100), by Roseville Commerce Center, LLC, in favor of Heritage Bank of Commerce, dated June 15, 2007, as modified, incorporated by reference to Exhibit 10.6 to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-156633) filed October 8, 2010

10.8	Deed of Trust (related to the acquisition of the Roseville Commerce Center Mortgage Portfolio, Loan No. 5979000101), by D & D Roseville Holdings, LLC, in favor of Heritage Bank of Commerce, dated June 15, 2007, as modified, incorporated by reference to Exhibit 10.7 to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-156633) filed October 8, 2010

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS STRATEGIC OPPORTUNITY REIT, INC.

Date: November 10, 2010	By:	/S/ KEITH D. HALL
Keith D. Hall
Chief Executive Officer and Director

Date: November 10, 2010	By:	/S/ DAVID E. SNYDER
David E. Snyder
Chief Financial Officer