Form 10-K
period 2010-12-31
KBS Strategic Opportunity REIT, Inc.
filed 2011-03-11
CIK 1452936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Securities Exchange Act). Yes    ☐    No  ☑

There is no established market for the Registrant’s shares of common stock. The Registrant is currently conducting its ongoing initial public offering of its shares of common stock pursuant to a Registration Statement on Form S-11, which shares are being sold at $10.00 per share, with discounts available for certain categories of purchasers. There were approximately 1,501,483 shares of common stock held by non-affiliates at June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 9, 2011, there were 6,421,485 outstanding shares of common stock of the Registrant.

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

•

Investments in non-performing real estate assets involve greater risks than investments in stabilized, performing assets and make our future performance more difficult to predict. As of March 11, 2011, all of our investments are non-performing real estate assets.

•

We depend on tenants for our revenue and, accordingly, our revenue is dependent upon the success and economic viability of our tenants. Revenues from our property investments could decrease due to a reduction in tenants (caused by factors including, but not limited to, tenant defaults, tenant insolvency, early termination of tenant leases and non-renewal of existing tenant leases) and/or lower rental rates, limiting our ability to pay distributions to our stockholders.

All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of this Annual Report on Form 10-K.

PART I

ITEM 1.	BUSINESS

Overview

KBS Strategic Opportunity REIT, Inc. (the “Company”) was formed on October 8, 2008 as a Maryland corporation and intends to qualify as a real estate investment trust (“REIT”) beginning with the taxable year ending December 31, 2010. As used herein, the terms “we,” “our” and “us” refer to the Company and as required by context, KBS Strategic Opportunity Limited Partnership, a Delaware limited partnership formed on December 10, 2008 (the “Operating Partnership”), and its subsidiaries. We conduct our business primarily through our Operating Partnership, of which we are the sole general partner. Subject to certain restrictions and limitations, our business is managed by KBS Capital Advisors LLC (“KBS Capital Advisors”), our external advisor, pursuant to an advisory agreement. Our advisor conducts our operations and manages our portfolio of real estate-related loans, real estate-related debt securities and other real estate-related investments. Our advisor owns 20,000 shares of our common stock. We have no paid employees.

We intend to invest in and manage a diverse portfolio of real estate-related loans, real estate-related debt securities and other real estate-related investments. Such investments will include the origination and acquisition of mortgage, mezzanine, bridge and other real estate-related loans, investments in real estate-related debt securities such as residential and commercial mortgage-backed securities and collateralized debt obligations and investments in opportunistic real estate. We may also invest in entities that make similar investments. As of December 31, 2010, we owned four non-performing first mortgage loans and two office properties.

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

On April 19, 2010, we broke escrow in the offering and through December 31, 2010, we had sold 5,112,988 shares for gross offering proceeds of $50.4 million, all of which were sold in the primary offering.

Objectives and Strategies

Our primary investment objectives are:

•	to provide our stockholders with attractive and stable returns; and

•	to preserve and return our stockholders’ capital contributions.

We also seek to realize growth in the value of our investments by timing asset sales to maximize their value. We intend to actively pursue lending and investment opportunities that we believe will provide an attractive risk-adjusted return to our stockholders.

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

Investment Strategies

Primary Investment Focus

We focus our investment activities on real estate-related loans and real estate-related debt securities. We also make other real estate-related investments, such as direct investments in opportunistic real estate. After we have invested substantially all of the proceeds from our initial public offering, we expect approximately 20% of our portfolio will consist of direct investments in opportunistic real estate. We may also acquire equity securities of companies that make investments similar to ours. Although the foregoing represents our present investment focus and targets, we may adjust any of the foregoing based on real estate market conditions and investment opportunities.

We believe that we are most likely to meet our investment objectives through the careful selection and underwriting of assets. When making an investment, we emphasize the performance and risk characteristics of that investment, how that investment will fit with our portfolio-level performance objectives, the other assets in our portfolio and how the returns and risks of that investment compare to the returns and risks of available investment alternatives.

Investment Portfolio

Investments in Real Estate-Related Loans

We have and intend on continuing to invest in real estate-related loans, including first and second mortgage loans, mezzanine loans, B-Notes, bridge loans, convertible mortgages, wraparound mortgage loans, construction mortgage loans and participations in such loans. We intend to structure, underwrite and originate many of the debt products in which we invest. With respect to non-performing loans, we will explore various strategies including negotiating with the borrowers for a reduced payoff, restructuring the terms of the loan, and enforcing our rights as lender under the loan and foreclosing on the collateral securing the loan. Our underwriting process involves comprehensive financial, structural, operational and legal due diligence to assess the risks of investments so that we can optimize pricing and structuring. By originating loans directly, we will be able to efficiently structure a diverse range of products. For instance, we may sell some components of the debt we originate while retaining attractive, risk-adjusted strips of the debt for ourselves. Our advisor or a wholly owned subsidiary of our advisor will source our debt investments. We pay our advisor or its subsidiary acquisition and origination fees for loans that we make or acquire and asset management fees for the loans that we hold for investment. We may sell some of the loans (or portions of the loans after separating them into tranches) that we originate to third parties for a profit. We expect to hold other loans (or portions of loans) for investment and in some instances, if such financing is available, securitize these loans through a collateralized debt obligations (“CDO”) structure.

As of December 31, 2010, our real estate-related loans portfolio consisted of the following:

Loan Name Location of Related Property or Collateral	Date Acquired	Property Type	Loan Type	Book Value as of December 31, 2010 (1)
Roseville Commerce Center Mortgage Portfolio
Roseville, California
Roseville Commerce Center First Mortgage I (2)	09/10/2010	Industrial/Flex	Non-Performing Mortgage (3)	$4,111,814
Roseville Commerce Center First Mortgage II (2)	09/10/2010	Industrial/Flex	Non-Performing Mortgage (3)	1,700,372
Roseville Commerce Center First Mortgage III (2)	09/10/2010	Land	Non-Performing Mortgage (3)	157,430

Total Roseville Commerce Center Mortgage Portfolio				5,969,616
Northridge Center I & II First Mortgage Atlanta, Georgia	12/08/2010	Office	Non-Performing Mortgage (3)	7,257,123

				$13,226,739

(1) Book value of real estate loans receivable represents outstanding principal balance adjusted for unamortized acquisition discounts, origination fees, and direct origination and acquisition costs.

(2) The loans in the Roseville Commerce Center Mortgage Portfolio are cross-collateralized.

(3) We do not expect non-performing mortgages to perform in accordance with their contractual terms, including the repayment of the principal amount outstanding under the loans, the payment of interest at the stated amount on the face of notes or the repayment of the loans upon their maturity date.

Investments in Real Property

Our real estate-related debt investments, in particular investments in distressed debt, have, and we expect in certain circumstances, to continue to result in us owning real property as a result of a loan workout, foreclosure or similar circumstances. In addition, we have and intend to continue to invest a portion of the proceeds from our initial public offering in real property, which may include, but is not limited to, office, industrial and retail properties, hospitality properties and undeveloped residential lots. After we have invested substantially all of the proceeds from our initial public offering, we expect approximately 20% of our portfolio will consist of various types of opportunistic real estate, excluding real property that we take title to (i) as part of a portfolio of debt investments, (ii) through a loan workout, foreclosure or similar circumstances or (iii) through convertible debt investments. We consider opportunistic or enhanced-return properties to be properties with significant possibilities for short-term capital appreciation, such as properties with moderate vacancies or near-term lease rollovers, poorly managed and positioned properties, properties owned by distressed sellers and built-to-suit properties.

At December 31, 2010, our real estate portfolio consisted of two properties encompassing approximately 126,929 rentable square feet. The following table provides summary information regarding our properties as of December 31, 2010:

Property Location of Property	Date of Acquisition	Property Type	Rentable Square Feet	Total Real Estate at Cost	Annualized Base Rent (1)	Average Annualized Base Rent per Sq. Ft. (2)	Average Remaining Lease Term in Years
Village Overlook Buildings Stockbridge, GA	08/02/2010	Office	34,830	$1,862,922	$439,596	$21.56	0.4
Academy Point Atrium I (3) Colorado Springs, CO	11/03/2010	Office	92,099	2,873,273	—	—	—

			126,929	$4,736,195	$439,596	$21.56	0.4

(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2010, adjusted to straight-line any contractual rent increases or decreases from the lease’s inception through the balance of the lease term.

(2) Average annualized base rent per square foot is calculated as the annualized base rent divided by the leased rentable square feet.

(3) We acquired the Academy Point Atrium I First Mortgage on September 7, 2010 as a non-performing mortgage loan. On November 3, 2010, we foreclosed on the property securing the loan, Academy Point Atrium I, and took title to the building.

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

Other Possible Investments

Although we expect that most of our investments will be of the types described above, we may invest in other various types of interests in real estate- or debt-related assets that we believe are in our best interests, including equity investments in mortgage REITs and other companies with investment objectives similar to ours. Although we can purchase any type of interest in real estate- or debt-related assets, our charter does limit certain types of investments.

2010 Investment Highlights

During 2010, we acquired:

•	Five non-performing first mortgage loans totaling $16.0 million plus closing costs. In November 2010, we foreclosed on one of the first mortgage loans and took title to the property securing the loan.

•	One property comprised of two two-story medical office buildings totaling 34,830 rentable square feet, encompassing 2.7 acres of land in Stockbridge, Georgia for $1.8 million plus closing costs.

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

We intend to focus our investment activities on obtaining a diverse portfolio of real estate-related loans, real estate-related debt securities and other real estate-related investments. Careful use of debt will help us to achieve our diversification goals because we will have more funds available for investment. We expect that once we have fully invested the proceeds from our ongoing initial public offering, our debt financing will be 50% or less of the cost of our investments, although it may exceed this level during our offering stage. There is no limitation on the amount we may borrow for any single investment. Our charter limits our borrowings to 75% of the cost of our tangible assets; however, we may exceed that limit if a majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our common stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing.

We do not intend to exceed the leverage limit in our charter. Careful use of debt will help us to achieve our diversification goals because we will have more funds available for investment. However, high levels of debt could cause us to incur higher interest charges and higher debt service payments, which would decrease the amount of cash available for distribution to our investors, and could also be accompanied by restrictive covenants. High levels of debt could also increase the risk of being unable to refinance when loans become due, or of being unable to refinance on favorable terms, and the risk of loss with respect to assets pledged as collateral for loans.

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

Market Outlook — Real Estate and Real Estate Finance Markets

During the past three years, significant and widespread concerns about credit risk and access to capital have been present in the U.S. and global financial markets. Economies throughout the world have experienced increased unemployment and sagging consumer confidence due to a downturn in economic activity. Despite improved stock market performance and some positive economic indicators, a lack of job creation, low consumer confidence and a growing federal budget deficit temper the positive indicators. Amid signs of recovery in the economic and financial markets, concerns remain regarding job growth, wage stagnation, credit restrictions and increased taxation.

Bank earnings and liquidity have rebounded, particularly among larger financial institutions. Smaller financial institutions have continued to work with borrowers to amend and extend existing loans; however as these loans reach maturity, there is the potential for future credit losses. The FDIC’s list of troubled financial institutions is still quite large and the threat of more bank closings will weigh heavily on the financial markets.

Over the past several months, the U.S. commercial real estate industry has experienced a slow down in the deterioration of fundamental benchmarks such as occupancy, rental rates and pricing. Continued improvement in these fundamentals remains contingent upon sustainable economic growth. In general, borrower defaults may rise, and occupancy and rental rate stabilization will vary by market and by property type. Looking forward, it is widely assumed that mortgage delinquencies have not yet peaked.

Currently, benchmark interest rates, such as LIBOR, remain near historic lows. This has allowed borrowers with floating rate debt to continue to make debt service payments even as the properties securing these loans experience decreased occupancy and lower rental rates. Low short-term rates have allowed these borrowers to meet their debt obligations; however, they would not meet the current underwriting requirements needed to refinance this debt today. As these loans near maturity, borrowers may have to find new sources of funds in order to recapitalize their properties.

Throughout the financial crisis and economic downturn, commercial real estate transactions experienced a sharp decline in volume. Recent trends indicate a modest rebound in transaction activity. High-quality assets in top-tier markets experienced the largest increase in transaction volume. One of the significant barriers to deal flow is the spread between buyer/seller pricing expectations. It is expected that more commercial properties will come into the market as loans mature, marginally performing properties default, and banks increase their foreclosure activity. From a financing perspective, new lending is expected to remain subdued in the near term. The commercial mortgage-backed securities (“CMBS”) market, formerly a significant source of liquidity and debt capital, was inactive in 2008 and 2009, and left a void in the market for long-term, affordable, fixed rate debt. During that time, the void was partially filled by portfolio lenders such as insurance companies, but at very different terms than were available in the past. These remaining lenders generally increased credit spreads, lowered the amount of available proceeds, required recourse security and credit enhancements, and otherwise tightened underwriting standards, while simultaneously limiting lending to existing relationships with borrowers that invest in high quality assets in top-tier markets. In addition, lenders have limited the amount of financing available to existing relationships in an effort to manage capital allocations and credit risk.

Recently, there have been signs that the credit markets have begun to thaw as the global economy has shown signs of recovery and growth. New CMBS issuances and the increased access to the capital markets for publicly-traded REITs has led many to believe that commercial real estate lending will be revived as the market’s appetite for risk returns. Similarly, many lending institutions have increased their lending on commercial real estate, which, coupled with historically low interest rates and slightly-relaxed underwriting standards, has helped increase commercial real estate transaction volume. It is important to remember that these trends have only recently begun and an improvement in one aspect of the market does not provide an indication of a general market recovery or provide any indication of the duration of the existing downturn, or the speed of any expected recovery.

Despite certain recent positive economic indicators such as an improved stock market performance and improved access to capital for some companies, the aforementioned economic conditions have continued to impact the capital markets. Global government interventions in the banking system and the persistence of a highly expansionary monetary policy by the U.S. Treasury have introduced additional complexity and uncertainty to the markets. The U.S. government’s recent introduction of additional regulation to the financial markets, including the banking, insurance and brokerage sectors has resulted in general uncertainty as to the long-term impact on these markets and on the economy as a whole. Adding to this uncertainty are increased disclosure requirements and changes to accounting principles involving the valuation of investments. These conditions are expected to continue, and combined with a challenging macro-economic environment, may interfere with the implementation of our business strategy and/or force us to modify it.

Economic Dependency

We are dependent on our advisor and the dealer manager of our public offering for certain services that are essential to us, including the sale of our shares of common and preferred stock available for issue; the identification, evaluation, negotiation, origination, acquisition and disposition of investments; management of the daily operations of our investment portfolio; and other general and administrative responsibilities. In the event that these companies are unable to provide the respective services, we will be required to obtain such services from other sources.

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

Compliance with Federal, State and Local Environmental Law

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous real property owner or operator may be liable for the cost of removing or remediating hazardous or toxic substances on, under or in such property. These costs could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from entering into leases with prospective tenants that may be impacted by such laws. Environmental laws provide for sanctions for noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for the release of and exposure to hazardous substances, including asbestos-containing materials. Third parties may seek recovery from real property owners or operators for personal injury or property damage associated with exposure to released hazardous substances. The cost of defending against claims of liability, of complying with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could reduce the amounts available for distribution to our stockholders.

All of our real estate properties, other than properties acquired through foreclosure, have been subject to Phase I environmental assessments at the time they were acquired. Some of the properties we have acquired are subject to potential environmental liabilities arising primarily from historic activities at or in the vicinity of the properties. Based on our environmental diligence and assessments of our properties and our purchase of pollution and remediation legal liability insurance with respect to some of our properties, we do not believe that environmental conditions at our properties are likely to have a material adverse effect on our operations.

Industry Segments

We operate in two business segments. Our segments are based on our method of internal reporting which classifies operations by investment type: real estate-related and real estate. For financial data by segment, see Note 7 “Segment Information” in the notes to our consolidated financial statements filed herewith.

Employees

We have no paid employees. The employees of our advisor or its affiliates provide management, acquisition, advisory and certain administrative services for us.

Principal Executive Office

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

Our charter does not require our directors to seek stockholder approval to liquidate our assets by a specified date, nor does our charter require our directors to list our shares for trading on a national securities exchange by a specified date. There is no public market for our shares and we currently have no plans to list our shares on a national securities exchange. Until our shares are listed, if ever, stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase standards. In addition, our charter prohibits the ownership of more than 9.8% of our stock, unless exempted by our board of directors, which may inhibit large investors from purchasing our shares. In its sole discretion, our board of directors could amend, suspend or terminate our share redemption program upon 30 days’ notice. Further, the share redemption program includes numerous restrictions that would limit a stockholder’s ability to sell his or her shares, and because of these restrictions, we have no funds available for redemption under our share redemption program in 2011. Therefore, it will be difficult for our stockholders to sell their shares promptly or at all. If a stockholder is able to sell his or her shares, it would likely be at a substantial discount to the public offering price. It is also likely that our shares would not be accepted as the primary collateral for a loan. Because of the illiquid nature of our shares, investors should purchase them only as a long-term investment and be prepared to hold them for an indefinite period of time.

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

During the past three years, significant and widespread concerns about credit risk and access to capital have been present in the U.S. and global financial markets. Economies throughout the world have experienced increased unemployment and sagging consumer confidence due to a downturn in economic activity. Despite improved stock market performance and some positive economic indicators, a lack of job creation, low consumer confidence and a growing federal budget deficit temper the positive indicators. Amid signs of recovery in the economic and financial markets, concerns remain regarding job growth, wage stagnation, credit restrictions and increased taxation.

Bank earnings and liquidity have rebounded, particularly among larger financial institutions. Smaller financial institutions have continued to work with borrowers to amend and extend existing loans; however as these loans reach maturity, there is the potential for future credit losses. The FDIC’s list of troubled financial institutions is still quite large and the threat of more bank closings will weigh heavily on the financial markets.

Over the past several months, the U.S. commercial real estate industry has experienced a slow down in the deterioration of fundamental benchmarks such as occupancy, rental rates and pricing. Continued improvement in these fundamentals remains contingent upon sustainable economic growth. In general, borrower defaults may rise, and occupancy and rental rate stabilization will vary by market and by property type. Looking forward, it is widely assumed that mortgage delinquencies have not yet peaked.

Currently, benchmark interest rates, such as LIBOR, remain near historic lows. This has allowed borrowers with floating rate debt to continue to make debt service payments even as the properties securing these loans experience decreased occupancy and lower rental rates. Low short-term rates have allowed these borrowers to meet their debt obligations; however, they would not meet the current underwriting requirements needed to refinance this debt today. As these loans near maturity, borrowers may have to find new sources of funds in order to recapitalize their properties.

Throughout the financial crisis and economic downturn, commercial real estate transactions experienced a sharp decline in volume. Recent trends indicate a modest rebound in transaction activity. High-quality assets in top-tier markets experienced the largest increase in transaction volume. One of the significant barriers to deal flow is the spread between buyer/seller pricing expectations. It is expected that more commercial properties will come into the market as loans mature, marginally performing properties default, and banks increase their foreclosure activity. From a financing perspective, new lending is expected to remain subdued in the near term. The commercial mortgage-backed securities (“CMBS”) market, formerly a significant source of liquidity and debt capital, was inactive in 2008 and 2009, and left a void in the market for long-term, affordable, fixed rate debt. During that time, the void was partially filled by portfolio lenders such as insurance companies, but at very different terms than were available in the past. These remaining lenders generally increased credit spreads, lowered the amount of available proceeds, required recourse security and credit enhancements, and otherwise tightened underwriting standards, while simultaneously limiting lending to existing relationships with borrowers that invest in high quality assets in top-tier markets. In addition, lenders have limited the amount of financing available to existing relationships in an effort to manage capital allocations and credit risk.

Recently, there have been signs that the credit markets have begun to thaw as the global economy has shown signs of recovery and growth. New CMBS issuances and the increased access to the capital markets for publicly-traded REITs has led many to believe that commercial real estate lending will be revived as the market’s appetite for risk returns. Similarly, many lending institutions have increased their lending on commercial real estate, which, coupled with historically low interest rates and slightly-relaxed underwriting standards, has helped increase commercial real estate transaction volume. It is important to remember that these trends have only recently begun and an improvement in one aspect of the market does not provide an indication of a general market recovery or provide any indication of the duration of the existing downturn, or the speed of any expected recovery.

We have and intend to continue acquiring a portfolio of real estate-related loans, real estate-related debt securities and other real estate-related investments. As a result of the aforementioned conditions, the value of collateral securing any loan investment we may make could decrease below the outstanding principal amount of such loan. In addition, revenues on the properties and other assets underlying any loan investments we may make could decrease, making it more difficult for borrowers to meet their payment obligations to us. Each of these factors would increase the likelihood of default and foreclosure, which would likely have a negative impact on the value of our loan investment.

More generally, the risks arising from the current financial market and economic conditions are applicable to all of the investments we may make. They apply to both commercial and residential real estate loans, whether mortgage, mezzanine or bridge loans. They apply to residential and commercial mortgage-backed securities and collateralized debt obligations, the performance of which depends on the performance of the underlying loans. They also apply to the debt and equity securities of companies that have investment objectives similar to ours.

Furthermore, we expect to finance a portion of our investments with debt. As a result of the ongoing credit market challenges, we may not be able to obtain debt financing on attractive terms. As such, we may be forced to use a greater proportion of our offering proceeds to finance our acquisitions and originations, reducing the number of investments we would otherwise make. If the current debt market environment persists we may modify our investment strategy in order to optimize our portfolio performance. Our options would include limiting or eliminating the use of debt and focusing on those investments that do not require the use of leverage to meet our portfolio goals.

Despite certain recent positive economic indicators such as an improved stock market performance and improved access to capital for some companies, the aforementioned economic conditions have sustained the ongoing global recession. Global government interventions in the banking system and the persistence of a highly expansionary monetary policy by the U.S. Treasury have introduced additional complexity and uncertainty to the markets. The U.S. government’s recent introduction of additional regulation to the financial markets, including the banking, insurance and brokerage sectors has resulted in general uncertainty as to the long-term impact on these markets and on the economy as a whole. Adding to this uncertainty are increased disclosure requirements and changes to accounting principles involving the valuation of investments. These conditions are expected to continue, and combined with a challenging macro-economic environment, may interfere with the implementation of our business strategy and/or force us to modify it.

We may suffer from delays in locating suitable investments, which could limit our ability to make distributions and lower the overall return on our stockholders’ investment.

We rely upon our sponsors and the other real estate and debt finance professionals at our advisor, including Peter M. Bren, Keith D. Hall, Peter McMillan III and Charles J. Schreiber, Jr., to identify suitable investments. The private KBS-sponsored programs, especially those that are currently raising offering proceeds, as well as the institutional investors for whom KBS affiliates serve as investment advisors, also rely upon Messrs. Bren and Schreiber for investment opportunities. In addition, KBS Real Estate Investment Trust, Inc. (“KBS REIT I”), KBS Real Estate Investment Trust II, Inc. (“KBS REIT II”), KBS Real Estate Investment Trust III, Inc. (“KBS REIT III”) and KBS Legacy Partners Apartment REIT, Inc. (“KBS Legacy Partners Apartment REIT”), which are also externally advised by our advisor, rely upon Messrs. Bren, Hall, McMillan and Schreiber to identify potential investments and actively manage their assets. To the extent that our sponsors and the other real estate and debt finance professionals at our advisor face competing demands upon their time at times when we have capital ready for investment, we may face delays in locating suitable investments. Further, the more money we raise in our ongoing initial public offering, the more difficult it will be to invest the net offering proceeds promptly and on attractive terms. Therefore, the large size of our public offering and the competition from other entities that may be better positioned to acquire the types of investments we desire to make increase the risk of delays in investing our net offering proceeds. Delays we encounter in the selection and acquisition or origination of income-producing assets would likely limit our ability to pay distributions to our stockholders and lower their overall returns.

Because our initial public offering is a blind-pool offering, our stockholders will not have the opportunity to evaluate our investments before we make them, which makes our stockholders’ investment more speculative.

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

We are a recently formed company with a limited operating history, which makes our future performance difficult to predict.

We are a recently formed company and with a limited operating history. We were incorporated in the State of Maryland on October 8, 2008. Our stockholders should not assume that our performance will be similar to the past performance of other real estate investment programs sponsored by affiliates of our advisor, including KBS REIT I and KBS REIT II.

KBS REIT I was the first publicly offered investment program sponsored by Messrs. Bren, Hall, McMillan and Schreiber. The private KBS-sponsored programs were not subject to the up-front commissions, fees and expenses associated with a public offering nor all of the laws and regulations that will apply to us. For all of these reasons, our stockholders should be especially cautious when drawing conclusions about our future performance and they should not assume that it will be similar to the prior performance of other KBS-sponsored programs. Our lack of operating history and the differences between us and the private KBS-sponsored programs significantly increase the risk and uncertainty our stockholders face in making an investment in our shares.

Because we are dependent upon our advisor and its affiliates to conduct our operations, any adverse changes in the financial health of our advisor or its affiliates or our relationship with them could hinder our operating performance and the return on our stockholders’ investment.

We are dependent on KBS Capital Advisors, its affiliates and the key real estate and debt finance professionals at KBS Capital Advisors to manage our operations and our portfolio of real estate-related loans, real estate-related debt securities and other real estate-related investments. Our advisor will depend upon the fees and other compensation that it will receive from us and other public KBS-sponsored programs in connection with the origination, purchase, management and sale of assets to conduct its operations. Any adverse changes in the financial condition of KBS Capital Advisors or its affiliates or our relationship with KBS Capital Advisors or its affiliates could hinder their ability to successfully manage our operations and our portfolio of investments. Furthermore, if some or all of the key real estate and debt finance professionals at KBS Capital Advisors are internalized by KBS REIT I, KBS REIT II, KBS REIT III or KBS Legacy Partners Apartment REIT, KBS Capital Advisors may need to replace such professionals, or we may need to find employees or an advisor to replace the management services KBS Capital Advisors provides to us. In such event our operating performance and the return on our stockholders’ investment could suffer.

Our ability to implement our investment strategy is dependent, in part, upon the ability of KBS Capital Markets Group, our dealer manager, to successfully conduct our initial public offering, which makes an investment in us more speculative.

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

We will declare distributions when our board of directors determines we have sufficient cash flow. During our offering stage, we expect that we will fund any distributions from interest income on our debt investments and rental income from our real property investments, and to the extent we acquire investments with short maturities or investments that are close to maturity, we may fund distributions with the proceeds received at the maturity, payoff or settlement of those investments. Upon completion of our offering stage, we expect to fund distributions from interest and rental income on investments, the maturity, payoff or settlement of investments and from strategic sales of loans, debt securities, properties and other assets. Because we intend to fund distributions from cash flow, we do not expect our board of directors to declare distributions on a set monthly or quarterly basis. Rather, our board of directors will declare distributions from time to time based on cash flow from our investments and our investment activities.

Our distribution policy is not to use sources other than cash flow from operations and investment activities to pay distributions. However, our organizational documents do not restrict us from paying distributions from any source nor do our organizational documents restrict the amount of distributions we may pay from any source, including proceeds from our ongoing initial public offering or the proceeds from the issuance of securities in the future, third-party borrowings, advances from our advisor or sponsors or from our advisor’s deferral of its fees under the advisory agreement. Distributions paid from sources other than current or accumulated earnings and profits may constitute a return of capital. From time to time, we may generate taxable income greater than our taxable income for financial reporting purposes, or our taxable income may be greater than our cash flow available for distribution to stockholders. In these situations we may make distributions in excess of our cash flow from operations and investment activities to satisfy the REIT distribution requirement described above. In such event, we would look first to third party borrowings to fund these distributions. If we fund distributions from financings, the net proceeds from our ongoing initial public offering or sources other than our cash flow from operations, we will have less funds available for investment in real estate-related loans, real estate-related debt securities and other real estate-related investments and the overall return to our stockholders may be reduced.

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

Because other real estate programs offered through our dealer manager are conducting offerings concurrently with our ongoing initial public offering, our dealer manager may face potential conflicts of interest arising from competition among us and these other programs for investors and investment capital, and such conflicts may not be resolved in our favor.

The dealer manager for our ongoing initial public offering, KBS Capital Markets Group, also acts as the dealer manager for the initial public offerings of KBS REIT III and KBS Legacy Partners Apartment REIT. Both KBS REIT III and KBS Legacy Partners Apartment REIT are raising capital in their respective public offerings concurrently with our offering. In addition, future KBS-sponsored programs may seek to raise capital through public offerings conducted concurrently with our offering. As a result, our dealer manager may face conflicts of interest arising from potential competition with these other programs for investors and investment capital. Our sponsors generally seek to avoid simultaneous public offerings by programs that have a substantially similar mix of investment characteristics, including targeted investment types and key investment objectives. Nevertheless, there may be periods during which one or more programs sponsored by our sponsors will be raising capital and may compete with us for investment capital. Such conflicts may not be resolved in our favor and our stockholders will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before or after making an investment in us.

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

Neither we nor any of our subsidiaries intend to register as investment companies under the Investment Company Act of 1940, as amended (the “Investment Company Act”). If we or our subsidiaries were obligated to register as investment companies, we would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things:

•	limitations on capital structure;

•	restrictions on specified investments;

•	prohibitions on transactions with affiliates; and

•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly increase our operating expenses.

Under the relevant provisions of Section 3(a)(1) of the Investment Company Act, an investment company is any issuer that:

•	is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities (the “primarily engaged test”); or

•

is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of such issuer’s total assets on an unconsolidated basis (the “40% test”). “Investment securities” excludes U.S. government securities and securities of majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) (relating to private investment companies).

We believe that we and our Operating Partnership satisfy both tests above. With respect to the 40% test, most of the entities through which we and our Operating Partnership own our assets are majority-owned subsidiaries that are not themselves investment companies and are not relying on the exceptions from the definition of investment company under Section 3(c)(1) or Section 3(c)(7).

With respect to the primarily engaged test, we and our Operating Partnership are holding companies. Through the majority-owned subsidiaries of our Operating Partnership, we and our Operating Partnership are primarily engaged in the non-investment company businesses of these subsidiaries.

We believe that most of the subsidiaries of our Operating Partnership may rely on Section 3(c)(5)(C) of the Investment Company Act for an exception from the definition of an investment company. (Any other subsidiaries of our Operating Partnership should be able to rely on the exceptions for private investment companies pursuant to Section 3(c)(1) and Section 3(c)(7) of the Investment Company Act.) As reflected in no-action letters, the SEC staff’s position on Section 3(c)(5)(C) generally requires that an issuer maintain at least 55% of its assets in “mortgages and other liens on and interests in real estate,” or qualifying assets; at least 80% of its assets in qualifying assets plus real estate-related assets; and no more than 20% of the value of its assets in other than qualifying assets and real estate-related assets, which we refer to as miscellaneous assets. To constitute a qualifying asset under this 55% requirement, a real estate interest must meet various criteria based on no-action letters.

If, however, the value of the subsidiaries of our Operating Partnership that must rely on Section 3(c)(1) or Section 3(c)(7) is greater than 40% of the value of the assets of our Operating Partnership, then we and our Operating Partnership may seek to rely on the exception from registration under Section 3(c)(6) if we and our Operating Partnership are “primarily engaged,” through majority-owned subsidiaries, in the business of purchasing or otherwise acquiring mortgages and other interests in real estate. The SEC staff has issued little interpretive guidance with respect to Section 3(c)(6); however, it is our view that we and our Operating Partnership may rely on Section 3(c)(6) if 55% of the assets of our Operating Partnership consist of, and at least 55% of the income of our Operating Partnership is derived from, majority-owned subsidiaries that rely on Section 3(c)(5)(C).

To maintain compliance with the Investment Company Act, our subsidiaries may be unable to sell assets we would otherwise want them to sell and may need to sell assets we would otherwise wish them to retain. In addition, our subsidiaries may have to acquire additional assets that they might not otherwise have acquired or may have to forego opportunities to make investments that we would otherwise want them to make and would be important to our investment strategy. Moreover, the SEC may issue interpretations with respect to various types of assets that are contrary to our views and current SEC staff interpretations are subject to change, which increases the risk of non-compliance and the risk that we may be forced to make adverse changes to our portfolio. If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement and a court could appoint a receiver to take control of us and liquidate our business.

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

Our share redemption program includes numerous restrictions that limit our stockholders’ ability to sell their shares, and because of these restrictions, we have no funds available for redemption under our share redemption program in 2011. Our stockholders must hold their shares for at least one year in order to participate in the share redemption program, except for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence.” We limit the number of shares redeemed pursuant to the share redemption program as follows: (i) during any calendar year, we may redeem no more than 5% of the weighted-average number of shares outstanding during the prior calendar year and (ii) during each calendar year, redemptions will be limited to the amount of net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year. Further, we have no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. These limits may prevent us from accommodating all redemption requests made in any year. In particular, the limitation on redemptions to the amount of net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year may significantly limit your ability to have your shares redeemed pursuant to our share redemption program because we expect to declare distributions only when our board of directors determines we have sufficient cash flow. Particularly during our offering stage, we may not have significant cash flow to pay distributions, which would in turn severely limit redemptions during the next calendar year. We did not declare any distributions to our stockholders in 2010. Accordingly, because of this restriction, we have no funds available for redemption under our share redemption program in 2011. Our board is free to amend, suspend or terminate the share redemption program upon 30 days’ notice.

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

To assist Financial Industry Regulatory Authority (“FINRA”) members and their associated persons that participate in our public offering of common stock, pursuant to FINRA Conduct Rule 5110, we will disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed, and the date of the data used to develop the estimated value. For this purpose, our advisor has indicated that it intends to use the most recent price paid to acquire a share in our initial public offering (ignoring purchase price discounts for certain categories of purchasers) or a follow-on public offering as its estimated per share value of our shares until we have completed our offering stage. We will consider our offering stage complete when we are no longer publicly offering equity securities – whether through our initial public offering or follow-on public offerings – and have not done so for 18 months. (For purposes of this definition, we do not consider a “public equity offering” to include offerings on behalf of selling stockholders or offerings related to a dividend reinvestment plan, employee benefit plan or the redemption of interests in our Operating Partnership). Our charter does not restrict our ability to conduct offerings in the future, and if our board of directors determines that it is in our best interest, we may conduct follow-on offerings upon the termination of our initial public offering.

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

Potential investors in our ongoing initial public offering do not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue 1,010,000,000 shares of capital stock, of which 1,000,000,000 shares are designated as common stock and 10,000,000 shares are designated as preferred stock. Our board of directors may increase the number of authorized shares of capital stock without stockholder approval. After our investors purchase shares in our public offering, our board may elect to (i) sell additional shares in our current or future public offerings, including through the dividend reinvestment plan, (ii) issue equity interests in private offerings, (iii) issue shares to our advisor, or its successors or assigns, in payment of an outstanding fee obligation or (iv) issue shares of our common stock to sellers of assets we acquire in connection with an exchange of limited partnership interests of the Operating Partnership. To the extent we issue additional equity interests after our investors purchase shares in our initial public offering, whether in a primary offering, the dividend reinvestment plan or otherwise, their percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings, the use of the proceeds and the value of our investments, our investors may also experience dilution in the book value and fair value of their shares and in the earnings and distributions per share.

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

We may also pay significant fees during our listing/liquidation stage. Although most of the fees payable during our listing/liquidation stage are contingent on our investors first enjoying agreed-upon investment returns, affiliates of KBS Capital Advisors could receive significant payments even without our reaching the investment-return thresholds should we ever seek to become self-managed. Due to the apparent preference of the public markets for self-managed companies, a decision to list our shares on a national securities exchange might well be preceded by a decision to become self-managed. And given our advisor’s familiarity with our assets and operations, if our board of directors ever did decide that we should become self-managed, then we may prefer to become self-managed by acquiring entities affiliated with our advisor. Such an internalization transaction could result in significant payments to affiliates of our advisor irrespective of whether our stockholders enjoyed the returns on which we have conditioned other incentive compensation.

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

The types of structured debt securities and real estate-related loans in which we may invest have caused large financial losses for many investors and we can give no assurances that our investments in such securities will be successful.

We may invest in residential and commercial mortgage-backed securities, collateralized debt obligations and other structured debt securities as well as real estate-related loans. Many of these types of investments have become illiquid and considerably less valuable over the past three years. This reduced liquidity and decrease in value caused financial hardship for many investors in these assets. Many investors did not fully appreciate the risks of such investments. We can give no assurances to our stockholders that our investments in these assets will be successful.

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

There can be no assurance that the direct or indirect effects of the Dodd-Frank Wall Street Reform and Consumer Protection Act, enacted in July 2010 for the purpose of stabilizing or reforming the financial markets, will not have an adverse effect on our interest rate hedging activities.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) became law in the United States. Title VII of the Dodd-Frank Act contains a sweeping overhaul of the regulation of privately negotiated derivatives. The provisions of Title VII become effective on July 16, 2011 or, with respect to particular provisions, on such other date specified in the Dodd-Frank Act or by subsequent rulemaking. While the full impact of the Dodd-Frank Act on our interest rate hedging activities cannot be assessed until implementing rules and regulations are promulgated, the requirements of Title VII may affect our ability to enter into hedging or other risk management transactions, may increase our costs in entering into such transactions, and may result in us entering into such transactions on more unfavorable terms than prior to effectiveness of the Dodd-Frank Act. The occurrence of any of the foregoing events may have an adverse effect on our business.

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

The success of our investments in real estate-related loans, real estate-related debt securities and other real estate-related investments materially depend on the financial stability of the debtors underlying such investments. The inability of a single major debtor or a number of smaller debtors to meet their payment obligations could result in reduced revenue or losses.

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

Some of the properties we may acquire in foreclosure proceedings may face competition from newer, more updated properties. In addition, the overall condition of these properties may have been neglected prior to the time we would foreclose on them. In order to remain competitive, increase occupancy at these properties and/or make them more attractive to potential tenants and purchasers, we may have to make significant capital improvements and/or incur deferred maintenance costs with respect to these properties. Also, if we acquire properties through foreclosure, we will be responsible for property taxes and other expenses which will require more capital resources than if we held a secured interest in these properties. To the extent we have to make significant capital expenditures with respect to these properties, we will have less cash available to fund distributions and investor returns may be reduced.

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

Traditional performance metrics of real estate assets are generally not meaningful for non-performing real estate assets. Non-performing properties, for example, do not have stabilized occupancy rates to provide a useful measure of revenue. Similarly, non-performing loans do not have a consistent stream of loan servicing or interest payments to provide a useful measure of revenue. In addition, for non-performing loans, often there is no expectation that the face amount of the note will be paid in full. Appraisals may provide a sense of the value of the investment, but any appraisal of the property or underlying property will be based on numerous estimates, judgments and assumptions that significantly affect the appraised value of the underlying property. Further, an appraisal of a non-stabilized property, in particular, involves a high degree of subjectivity due to high vacancy levels and uncertainties with respect to future market rental rates and timing of lease-up and stabilization. Accordingly, different assumptions may materially change the appraised value of the property. In addition, the value of the property will change over time.

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

The factors described above make it challenging to evaluate non-performing investments. As of March 11, 2011, all of our real estate-related investments are non-performing real estate assets.

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

If mortgage debt is unavailable at reasonable rates, we may not be able to finance the purchase of real properties. If we place mortgage debt on properties, we run the risk of being unable to refinance the properties when the loans become due, or of being unable to refinance on favorable terms. If interest rates are higher when we refinance the properties, our income could be reduced. We may be unable to refinance properties. If any of these events occurs, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to our stockholders and may hinder our ability to raise more capital by issuing more stock or by borrowing more money.

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

Although we expect that once we have fully invested the proceeds of our initial public offering, our debt financing will be 50% or less of the cost of our investments, our debt financing may exceed this level during our offering stage. Our charter limits our borrowings to 75% of the cost of our tangible assets, however, we may exceed this limit with the approval of the conflicts committee of our board of directors. High debt levels would cause us to incur higher interest charges and higher debt service payments and could also be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of our stockholders’ investment.

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

We expect to operate in a manner that will allow us to qualify as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2010. However, the federal income tax laws governing REITs are extremely complex, and interpretations of the federal income tax laws governing qualification as a REIT are limited. Qualifying as a REIT requires us to meet various tests regarding the nature of our assets and our income, the ownership of our outstanding stock, and the amount of our distributions on an ongoing basis. While we intend to operate so that we will qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, including the tax treatment of certain investments we may make, and the possibility of future changes in our circumstances, no assurance can be given that we will so qualify for any particular year. If we fail to qualify as a REIT in any calendar year and we do not qualify for certain statutory relief provisions, we would be required to pay federal income tax on our taxable income. We might need to borrow money or sell assets to pay that tax. Our payment of income tax would decrease the amount of our income available for distribution to our stockholders. Furthermore, if we fail to maintain our qualification as a REIT and we do not qualify for certain statutory relief provisions, we no longer would be required to distribute substantially all of our REIT taxable income to our stockholders. Unless our failure to qualify as a REIT were excused under federal tax laws, we would be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost.

Our stockholders may have current tax liability on distributions they elect to reinvest in our common stock.

If our stockholders participate in our dividend reinvestment plan, they will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. In addition, our stockholders will be treated for tax purposes as having received an additional distribution to the extent the shares are purchased at a discount to fair market value, if any. As a result, unless our stockholders are tax-exempt entities, they may have to use funds from other sources to pay their tax liability on the value of the shares of common stock received.

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

Legislation enacted in 2003 and modified in 2005 and 2010 generally reduces the maximum tax rate for dividends payable to domestic stockholders that are individuals, trusts and estates to 15% (through 2012). Dividends payable by REITs, however, are generally not eligible for the reduced rates. Although this legislation does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in stock of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.

Retirement Plan Risks

If the fiduciary of an employee benefit plan subject to ERISA (such as a profit sharing, Section 401(k) or pension plan) or an owner of a retirement arrangement subject to Section 4975 of the Internal Revenue Code (such as an individual retirement account (“IRA”)) fails to meet the fiduciary and other standards under ERISA or the Internal Revenue Code as a result of an investment in our stock, the fiduciary could be subject to penalties and other sanctions.

There are special considerations that apply to employee benefit plans subject to the Employee Retirement Income Security Act (“ERISA”) (such as profit sharing, Section 401(k) or pension plans) and other retirement plans or accounts subject to Section 4975 of the Internal Revenue Code (such as an IRA) that are investing in our shares. Fiduciaries and IRA owners investing the assets of such a plan or account in our common stock should satisfy themselves that:

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

Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA and the Internal Revenue Code may result in the imposition of civil and criminal penalties and could subject the fiduciary to claims for damages or for equitable remedies, including liability for investment losses. In addition, if an investment in our shares constitutes a prohibited transaction under ERISA or the Internal Revenue Code, the fiduciary or IRA owner who authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount invested. In addition, the investment transaction must be undone. In the case of a prohibited transaction involving an IRA owner, the IRA may be disqualified as a tax-exempt account and all of the assets of the IRA may be deemed distributed and subjected to tax. ERISA plan fiduciaries and IRA owners should consult with counsel before making an investment in our common shares.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

We have no unresolved staff comments.

ITEM 2.	PROPERTIES

As of December 31, 2010, we owned two office properties encompassing 126,699 rentable square feet and that were 16% occupied. For a discussion of our real estate portfolio, see Part I, Item 1 of this Annual Report on Form 10-K.

Portfolio Lease Expiration

The following table reflects lease expirations of our owned properties as of December 31, 2010:

Year of Expiration	Number of Leases Expiring	Annualized Base Rent (1)	% of Portfolio Annualized Base Rent Expiring	Leased Rentable Square Feet Expiring	% of Portfolio Rentable Square Feet Expiring
Month to Month	2	$81,631	19%	4,477	22%
2011	3	328,557	75%	14,655	72%
2012	1	29,408	6%	1,258	6%
2013-2020	—	—	0%	—	0%

Total	6	$439,596	100%	20,390	100%

(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2010, adjusted to straight-line any contractual rent increases or decreases from the lease’s inception through the balance of the lease term.

As of December 31, 2010, our properties were leased to six tenants in the medical services industry. Accordingly, as of December 31, 2010, we had a concentration of credit risk related to tenants in the medical services industry.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are party to legal proceedings that arise in the ordinary course of our business. Management is not aware of any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on our results of operations or financial condition. Nor are we aware of any such legal proceedings contemplated by government agencies.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stockholder Information

As of March 9, 2011, we had 6,421,485 million shares of common stock outstanding held by a total of approximately 2,000 stockholders. The number of stockholders is based on the records of DST Systems, Inc., who serves as our transfer agent.

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

To assist the Financial Industry Regulatory Authority (“FINRA”) members and their associated persons that participate in the initial public offering of our common stock, pursuant to FINRA Conduct Rule 5110, we will disclose in each annual report distributed to stockholders a per share estimated value of our shares, the method by which it was developed, and the date of the data used to develop the estimated value. In addition, KBS Capital Advisors, our advisor, will prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares. For this purpose, the estimated value of our shares of common stock is $10 per share as of December 31, 2010. The basis for this valuation is the current public offering price of $10 per share (ignoring purchase price discounts for certain categories of purchasers). Our advisor has indicated that it intends to use the most recent price paid to acquire a share in our initial public offering (ignoring purchase price discounts for certain categories of purchasers) or a follow-on public offering as its estimated per share value of our shares until we have completed our offering stage. We will consider our offering stage complete when we are no longer publicly offering equity securities – whether through our initial public offering or follow-on public offerings – and have not done so for 18 months. If our board of directors determines that it is in our best interest, we may conduct follow-on offerings upon the termination of our initial public offering. Our charter does not restrict our ability to conduct offerings in the future. (For purposes of this definition, we do not consider a “public equity offering” to include offerings on behalf of selling stockholders or offerings related to a dividend reinvestment plan, employee benefit plan or the redemption of interests in our Operating Partnership.)

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

Use of Proceeds from Sales of Registered Securities and Unregistered Sales of Equity Securities

On November 20, 2009, our Registration Statement on Form S-11 (File No. 333-156633), covering a public offering of up to 140,000,000 shares of common stock, was declared effective under the Securities Act of 1933. We commenced our initial public offering on November 20, 2009 upon retaining KBS Capital Markets Group LLC, an affiliate of our advisor, as the dealer manager of our offering. We are offering 100,000,000 shares of common stock in our primary offering at an aggregate offering price of up to $1.0 billion, or $10.00 per share with discounts available to certain categories of purchasers. The 40,000,000 shares offered under our dividend reinvestment plan are initially being offered at an aggregate offering price of $380 million, or $9.50 per share. Our board of directors has approved an extension of our primary offering of 100,000,000 shares until the earlier of the sale of all 100,000,000 shares or September 30, 2011. If we have not sold all of the primary offering shares by September 30, 2011, we may continue our initial public offering until November 20, 2012. Under rules promulgated by the SEC, in some circumstances we could continue our primary offering until as late as May 19, 2013. We may sell shares under the dividend reinvestment plan beyond the termination of the primary offering until we have sold all the shares under the plan.

On April 19, 2010, we broke escrow in our offering and through December 31, 2010, we had sold 5,112,988 shares of common stock for offering proceeds of $50.4 million, all of which were sold in the primary offering. As of December 31, 2010, we had incurred selling commissions, dealer manager fees and other organization and offering costs in the amounts set forth below, which amounts represent our maximum liability for organization and offering costs as of December 31, 2010. We pay selling commissions and dealer manager fees to KBS Capital Markets Group, and KBS Capital Markets Group reallows all selling commissions and a portion of the dealer manager fees to participating broker-dealers. In addition, we reimburse KBS Capital Advisors and KBS Capital Markets Group for certain offering expenses as described in our prospectus, as amended and supplemented.

Type of Expense Amount	Amount	Estimated/Actual
Selling commissions and dealer manager fees	$4,116,312	Actual
Finders’ fees	—	Actual
Other underwriting compensation	581,270	Actual
Other organization and offering costs (excluding underwriting compensation)	2,862,469	Actual

Total expenses	$7,560,051

From the commencement of our ongoing initial public offering through December 31, 2010, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $42.8 million.

We expect to use substantially all of the net proceeds from our ongoing initial public offering to invest in and manage a diverse portfolio of real estate-related loans, real estate-related debt securities and other real estate-related investments. We may use the net proceeds from the sale of shares under our dividend reinvestment plan for general corporate purposes, including, but not limited to, the redemption of shares under our share redemption program; reserves required by any financings of our investments; future funding obligations under any real estate loans receivable we acquire; the acquisition or origination of assets, which would include payment of acquisition and origination fees to our advisor; the repayment of debt; and expenses related to our investments, such as purchasing a loan senior to ours to protect our junior position in the event of a default by the borrower on the senior loan, making protective advances to preserve collateral securing a loan, or making capital and tenant improvements or paying leasing costs and commissions related to real property. As of December 31, 2010, we have used the net proceeds from our ongoing primary public offering to acquire $18.2 million in real estate-related loans and real estate investments, including $0.3 million of acquisition fees and expenses.

During the fiscal year ended December 31, 2010, we did not sell any equity securities that were not registered under the Securities Act of 1933.

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

We may amend, suspend or terminate the share redemption program upon 30 days’ notice to our stockholders. We may provide this notice by including such information in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC, or by a separate mailing to our stockholders.

During the year ended December 31, 2010, we did not redeem any shares pursuant to our share redemption program. As described above, we limit the dollar value of shares that may be redeemed under the program to the amount of net proceeds from the issuance of shares under the dividend reinvestment plan during the prior calendar year. We did not declare any distributions to our stockholders in 2010. Accordingly, because of the restriction, we have no funds available for redemption under the share redemption program in 2011.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data as of December 31, 2010 and 2009 and for the years ended December 31, 2010 and 2009 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

	As of December 31,
	2010	2009
Balance sheet data
Total real estate and real estate-related investments, net	$17,773,376	$—
Total assets	42,404,160	192,656
Total liabilities	1,346,145	—
Total stockholders’ equity	41,058,015	192,656

	For the Years Ended December 31,
	2010	2009
Operating data
Total revenues	$308,095	$—
Net loss	(1,974,928)	(7,344)
Net loss per common share - basic and diluted	(1.18)	(0.37)
Other data
Cash flows used in operations	$(1,572,329)	$(7,344)
Cash flows used in investing activities	(17,884,520)	—
Cash flows provided by financing activities	42,906,312	—
Weighted-average number of common shares outstanding, basic and diluted	1,678,335	20,000

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We intend to use substantially all of the net proceeds from our ongoing initial public offering to invest in and manage a diverse portfolio of real estate-related loans, real estate-related debt securities and other real estate-related investments. Such investments will include the origination and acquisition of mortgage, mezzanine, bridge and other real estate-related loans, investments in real estate-related debt securities such as residential and commercial mortgage-backed securities and collateralized debt obligations and investments in opportunistic real estate. We may also invest in entities that make similar investments. As of December 31, 2010, we owned four non-performing first mortgage loans and two office properties.

On April 19, 2010, we broke escrow in the offering and through December 31, 2010, we had sold 5,112,988 shares for gross offering proceeds of $50.4 million, all of which were sold in the primary offering.

KBS Capital Advisors LLC is our advisor. As our advisor, KBS Capital Advisors manages our day-to-day operations and our portfolio of investments. KBS Capital Advisors also has the authority to make all of the decisions regarding our investments, subject to the limitations in our charter and the direction and oversight of our board of directors. KBS Capital Advisors will also provide asset-management, marketing, investor-relations and other administrative services on our behalf.

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

Market Outlook — Real Estate and Real Estate Finance Markets

During the past three years, significant and widespread concerns about credit risk and access to capital have been present in the U.S. and global financial markets. Economies throughout the world have experienced increased unemployment and sagging consumer confidence due to a downturn in economic activity. Despite improved stock market performance and positive economic indicators, a lack of job creation, low consumer confidence and a growing federal budget deficit temper the positive indicators. Amid signs of recovery in the economic and financial markets, concerns remain regarding job growth, wage stagnation, credit restrictions and increased taxation. Over the past several months, the U.S. commercial real estate industry has experienced a slow-down in the deterioration of fundamental benchmarks. However, the general economic conditions continue to create a highly competitive leasing environment which impacts our investments in real estate properties, as well as the collateral securing a majority of our real estate-related investments. If these challenging economic conditions persist or if recovery is slower than expected, our liquidity and financial condition (as well as the liquidity and financial condition of our tenants and borrowers) may be adversely affected. For further discussion of current market conditions, see Part I, Item 1, “Business — Market Outlook — Real Estate and Real Estate Finance Markets.”

Liquidity and Capital Resources

We are dependent upon the net proceeds from our ongoing initial public offering to conduct our proposed operations. We will obtain the capital required to purchase and originate real estate-related investments and conduct our operations from the proceeds of our ongoing initial public offering and any future offerings we may conduct, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. To date, we have had two primary sources of capital for meeting our cash requirements:

•	Proceeds from our ongoing initial public offering; and

•	Cash flow generated by our real estate and real estate–related investments.

On April 19, 2010, we broke escrow in our ongoing initial public offering and through December 31, 2010, we had sold 5,112,988 shares for gross offering proceeds of $50.4 million, all of which were sold in the primary offering. If we are unable to raise substantial funds in the offering, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate with the performance of the specific assets we acquire. Further, we will have certain fixed operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds in our initial public offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.

Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures and corporate general and administrative expenses. Cash flow from operations from our real estate investments is primarily dependent upon the occupancy levels of our properties, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of December 31, 2010, our real estate property investments were 16% leased.

Investments in performing real estate-related loans generate cash flow in the form of interest income. Investments in non-performing real estate-related loans may or may not generate cash flow. Cash flow from operations under our real estate-related loans is primarily dependent on the operating performance of the underlying collateral and the borrowers’ ability to make their debt service payments. As of December 31, 2010, all of our real estate-related loans were non-performing. We do not expect non-performing mortgages to perform in accordance with their contractual terms, including the repayment of the principal amount outstanding under the loans, the payment of interest at the stated amount on the face of notes or the repayment of the loans upon their maturity dates. As such, we will explore various strategies including, but not limited to, one or more of the following: (i) negotiating with the borrowers for a reduced payoff, (ii) restructuring the terms of the loans and (iii) enforcing our rights as lenders under these loans and foreclosing on the collateral securing the loans. We believe that one or more of these potential courses of action will at some point result in positive cash flow to us.

For the year ended December 31, 2010, our cash needs for acquisitions and capital expenditures were met with the proceeds from our ongoing initial public offering. Operating cash needs during the same period were also met through proceeds from our ongoing initial public offering. We believe that our cash on hand, proceeds from our ongoing initial public offering, cash flow from operations and anticipated financing activities are sufficient to meet our liquidity needs for the foreseeable future.

Cash Flows from Operating Activities

We commenced operations with the acquisition of our first real estate investment on August 2, 2010. As of December 31, 2010, we owned four non-performing first mortgage loans and two real estate properties. During the year ended December 31, 2010, net cash used in operating activities was $1.6 million. We expect that our cash flows from operating activities will increase in future years as a result of owning the assets acquired during 2010 for an entire period and as a result of anticipated future acquisitions of real estate and real estate-related investments, and the related operations of such real estate and the potential cash flow from real estate-related investments.

Cash Flows from Investing Activities

Net cash used in investing activities was $17.9 million for the year ended December 31, 2010 and primarily consisted of the following:

•	Acquisition of one real estate investment with an aggregate purchase price of $1.8 million; and

•	Acquisitions of five non-performing first mortgage loans for $16.0 million.

Cash Flows from Financing Activities

During the year ended December 31, 2010, our cash flows from financing activities were $42.9 million. Our cash flows from financing activities consisted of $50.4 million of cash provided by offering proceeds related to our initial public offering, net of payments of commissions, dealer manager fees and other organization and offering expenses of $7.5 million.

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

Results of Operations

Our results of operations for the year ended December 31, 2010 are not indicative of those expected in future periods as we broke escrow in our initial public offering on April 19, 2010 and commenced operations on August 2, 2010 in connection with our first investment. During the period from inception (October 8, 2008) to December 31, 2009, we had been formed but had not yet commenced operations, as we had not yet begun our initial public offering. As a result, we had no material results of operations for that period. The SEC declared the registration statement for our initial public offering effective on November 20, 2009 and we retained KBS Capital Markets Group LLC, an affiliate of our advisor, to serve as the dealer manager of the offering.

As of December 31, 2010, we had acquired one office property and five non-performing first mortgage loans. We foreclosed on one of the non-performing first mortgage loans and received title to the property securing the loan during the year ended December 31, 2010. As such, we owned two office properties and four non-performing first mortgage loans as of December 31, 2010. We funded the acquisitions of these investments with proceeds from our ongoing initial public offering. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments. Our income and expenses will also depend on the outcome of our recovery strategies on our non-performing loans for such investments, depending on the outcome of our recovery strategy for such investments.

Rental income and tenant reimbursements for the year ended December 31, 2010 were $0.2 million. We expect rental income and tenant reimbursements to increase in future periods as a result of owning the assets acquired in 2010 for an entire period, leasing additional space and anticipated future acquisitions of real estate.

Interest income from our real estate loans receivable was $0.1 million for the year ended December 31, 2010. As of December 31, 2010, all our real estate loans receivable are non-performing loans and interest income related to these loans is recognized on a cash basis. We expect interest income to increase in future periods as a result of owning the assets acquired during 2010 for an entire period and implementing our recovery strategies on non-performing loans including anticipated future acquisitions of real estate-related loans, real estate-related debt securities and other real estate-related investments.

Property operating costs and real estate taxes and insurance for the year ended December 31, 2010 were $0.2 million and $46,000, respectively. We expect property operating costs and real estate taxes and insurance to increase in future periods as a result of owning the assets acquired in 2010 for an entire period and anticipated future acquisitions of real estate.

Asset management fees with respect to our real estate loans receivable and real estate investment for the year ended December 31, 2010 totaled $30,000. All asset management fees incurred as of December 31, 2010 have been paid. We expect asset management fees to increase in future periods as a result of owning the assets acquired in 2010 for an entire period and anticipated future acquisitions.

Real estate acquisition fees and expenses to affiliates and non-affiliates for the year ended December 31, 2010 totaled $0.2 million. We expect real estate acquisition fees and expenses to affiliates and non-affiliates to increase in future if we make future real estate acquisitions.

General and administrative expenses for the year ended December 31, 2010 were $1.6 million. These general and administrative costs consisted primarily of insurance premiums, professional fees, dividend processing fees and independent director fees. We recorded independent director fees of $0.3 million for the year ended December 31, 2010, of which $10,000 was payable at December 31, 2010. We expect general and administrative costs to increase in the future based on a full year of operations as well as increased activity as we make investments but to decrease as a percentage of total revenue.

Depreciation and amortization for the year ended December 31, 2010 was $0.2 million. We expect depreciation and amortization to increase in future periods as a result of owning the assets acquired in 2010 for an entire period and anticipated future acquisitions of real estate.

For the year ended December 31, 2010, we had a net loss of $2.0 million, due primarily to general and administrative costs, operating expenses, depreciation and amortization expense, real estate acquisition fees to affiliates and non-affiliates, real estate taxes and insurance, and asset management fees to affiliates.

Organization and Offering Costs

Our organization and offering costs (other than selling commissions and dealer manager fees) may be paid by our advisor, the dealer manager or their affiliates on our behalf. These offering costs include all expenses incurred by us in connection with our ongoing initial public offering. Organization costs include all expenses incurred by us in connection with our formation, including but not limited to legal fees and other costs to incorporate. Organization costs are expensed as incurred and offering costs, which include selling commissions and dealer manager fees, are charged as incurred as a reduction to stockholders’ equity.

Pursuant to the advisory agreement and the dealer manager agreement, we are obligated to reimburse our advisor, the dealer manager or their affiliates, as applicable, for organization and offering costs paid by them on our behalf, provided that our advisor is obligated to reimburse us to the extent selling commissions, dealer manager fees and other organization and offering costs incurred by us in our ongoing initial public offering exceed 15% of gross offering proceeds. As of December 31, 2010, selling commissions, dealer manager fees, and organization and other offering costs were 15% of the gross offering proceeds. Through December 31, 2010, we had sold 5,112,988 shares in the offering for gross offering proceeds of $50.4 million and recorded organization and other offering costs of $3.4 million and selling commissions and dealer manager fees of $4.1 million.

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

Revenue Recognition

Real Estate Loans Receivable

Interest income on our real estate loans receivable is recognized on an accrual basis over the life of the investment using the interest method. Direct loan origination or acquisition fees and costs, as well as acquisition premiums or discounts, are amortized over the term of the loan as an adjustment to interest income. We place loans on nonaccrual status when any portion of principal or interest is 90 days past due, or earlier when concern exists as to the ultimate collection of principal or interest. When a loan is placed on nonaccrual status, we reverse the accrual for unpaid interest and generally do not recognize subsequent interest income until cash is received, or the loan returns to accrual status. Generally, a loan may be returned to accrual status when all delinquent principal and interest are brought current in accordance with the terms of the loan agreement and certain performance criteria have been met. As of December 31, 2010, all four of our investments in loans receivable were on nonaccrual status.

We will recognize interest income on loans purchased at discounts to face value where we expect to collect less than the contractual amounts due under the loan when that expectation is due, at least in part, to the credit quality of the borrower. Income is recognized at an interest rate equivalent to the estimated yield on the loan, as calculated using the carrying value of the loan and the expected cash flows. Changes in estimated cash flows are recognized through an adjustment to the yield on the loan on a prospective basis. Projecting cash flows for these types of loans requires a significant amount of assumptions and judgment, which may have a significant impact on the amount and timing of revenue recognized on these investments. We recognize interest income on non-performing loans on a cash basis since these loans generally do not have an estimated yield and collection of principal and interest is not assured

Real Estate

We recognize minimum rent, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related leases when collectibility is reasonably assured and record amounts expected to be received in later years as deferred rent receivable. If the lease provides for tenant improvements, we determine whether the tenant improvements, for accounting purposes, are owned by the tenant or us. When we are the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance that is funded is treated as a lease incentive and amortized as a reduction of revenue over the lease term. Tenant improvement ownership is determined based on various factors including, but not limited to:

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

We make estimates of the collectibility of our tenant receivables related to base rents, including deferred rent, expense reimbursements and other revenue or income. We specifically analyze accounts receivable, deferred rents receivable, historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, we make estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectibility of the related receivable. In some cases, the ultimate resolution of these claims can exceed one year. When a tenant is in bankruptcy, we will record a bad debt reserve for the tenant’s receivable balance and generally will not recognize subsequent rental revenue until cash is received or until the tenant is no longer in bankruptcy and has the ability to make rental payments.

Cash and Cash Equivalents

We recognize interest income on our cash and cash equivalents as it is earned and record such amounts as other interest income.

Real Estate Loans Receivable and Loan Loss Reserves

Real estate loans are classified as held for investment, available for sale, or both based on management’s intent and ability to hold the loans for the foreseeable future. Real estate loans held for investment are recorded at amortized cost, net of loan loss reserves (if any), and evaluated for impairment at each balance sheet date. The amortized cost of a real estate loan receivable is the outstanding unpaid principal balance, net of unamortized acquisition premiums or discounts and unamortized costs and fees directly associated with the origination or acquisition of the loan. The amount of impairment, if any, will be measured by comparing the recorded amount of the loan to the present value of the expected cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent and collection of principal and interest is not assured. If a loan is deemed to be impaired, we will record a loan loss reserve and a provision for loan losses to recognize impairment.

As of December 31, 2010, there were no loan loss reserves and we did not record any impairment losses related to the real estate loans receivable during the year ended December 31, 2010. However, in the future, we may experience losses from our investments in loans receivable requiring us to record loan loss reserves. Realized losses on individual loans could be material and significantly exceed any recorded reserves.

The reserve for loan losses is a valuation allowance that reflects management’s estimate of loan losses inherent in the loan portfolio as of the balance sheet date. The reserve is adjusted through “Provision for loan losses” on our consolidated statements of operations and is decreased by charge-offs to specific loans when losses are confirmed. The reserve for loan losses may include an asset-specific component and a portfolio-based component.

The asset-specific reserve component relates to reserves for losses on loans considered impaired. We consider a loan to be impaired when, based upon current information and events, we believe that it is probable that we will be unable to collect all amounts due under the contractual terms of the loan agreement. If we purchase a loan at a discount to face value and at the acquisition date we expect to collect less than the contractual amounts due under the terms of the loan based, at least in part, on our assessment of the credit quality of the borrower, we will consider such a loan to be impaired when, based upon current information and events, we believe that it is probable that we will be unable to collect all amounts we estimated to be collected at the time of acquisition. We also consider a loan to be impaired if we grant the borrower a concession through a modification of the loan terms or if we expect to receive assets (including equity interests in the borrower) with fair values that are less than the carrying value of the loan in satisfaction of the loan. A reserve is established when the present value of payments expected to be received, observable market prices, the estimated fair value of the collateral (for loans that are dependent on the collateral for repayment) or amounts expected to be received in satisfaction of a loan are lower than the carrying value of that loan.

Failure to recognize impairments would result in the overstatement of earnings and the carrying value of our real estate loans held for investment. Actual losses, if any, could differ from estimated amounts.

Real Estate

Depreciation and Amortization

Real estate costs related to the acquisition and improvement of properties are capitalized and amortized over the expected useful life of the asset on a straight-line basis. Repair and maintenance costs are charged to expense as incurred and significant replacements and betterments are capitalized. Repair and maintenance costs include all costs that do not extend the useful life of the real estate asset. We consider the period of future benefit of an asset to determine its appropriate useful life. Expenditures for tenant improvements are capitalized and amortized over the shorter of the tenant’s lease term or expected useful life. We anticipate the estimated useful lives of our assets by class to be generally as follows:

Buildings	25-40 years
Building improvements	10-25 years
Tenant improvements	Shorter of lease term or expected useful life
Tenant origination and absorption costs	Remaining term of related leases, including below-market renewal periods

Real Estate Acquisition Valuation

We record the acquisition of income-producing real estate or real estate that will be used for the production of income as a business combination. All assets acquired and liabilities assumed in a business combination are measured at their acquisition-date fair values. Acquisition costs are expensed as incurred and restructuring costs that do not meet the definition of a liability at the acquisition date are expensed in periods subsequent to the acquisition date. Real estate obtained in satisfaction of a loan is recorded at the estimated fair value of the real estate (net of liabilities assumed) or the fair value of the loan satisfied if more clearly evident. The excess of the carrying value of the loan over the fair value of the property is charged-off against the reserve for loan losses when title to the property is obtained. Costs of holding the property are expensed as incurred in our consolidated statements of operations. During the year ended December 31, 2010, we acquired two real estate assets, one of which was acquired through foreclosure of a loan, recorded each acquisition as a business combination and expensed $0.1 million of acquisition costs.

Intangible assets include the value of in-place leases, which represents the estimated value of the net cash flows of the in-place leases to be realized, as compared to the net cash flows that would have occurred had the property been vacant at the time of acquisition and subject to lease-up. Acquired in-place lease value will be amortized to expense over the average remaining non-cancelable terms of the respective in-place leases, including any below-market renewal periods.

We assess the acquisition-date fair values of all tangible assets, identifiable intangibles and assumed liabilities using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis) and that utilize appropriate discount and/or capitalization rates and available market information. Estimates of future cash flows are based on a number of factors, including historical operating results, known and anticipated trends, and market and economic conditions. The fair value of tangible assets of an acquired property considers the value of the property as if it were vacant.

We record above-market and below-market in-place lease values for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of above-market in-place leases and for the initial term plus any extended term for any leases with below-market renewal options. We amortize any recorded above-market or below-market lease values as a reduction or increase, respectively, to rental income over the remaining non-cancelable terms of the respective lease, including any below-market renewal periods.

We estimate the value of tenant origination and absorption costs by considering the estimated carrying costs during hypothetical expected lease-up periods, considering current market conditions. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods.

We amortize the value of tenant origination and absorption costs to depreciation and amortization expense over the remaining average non-cancelable term of the leases.

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

Impairment of Real Estate and Related Intangible Assets and Liabilities

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate and related intangible assets and liabilities may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, we assess the recoverability by estimating whether we will recover the carrying value of the real estate and related intangible assets and liabilities through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, we do not believe that we will be able to recover the carrying value of the real estate and related intangible assets and liabilities, we would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities. We did not record any impairment loss on our real estate and related intangible assets and liabilities during the year ended December 31, 2010.

Projecting future cash flows involves estimating expected future operating income and expenses related to the real estate and its related intangible assets and liabilities as well as market and other trends. Using inappropriate assumptions to estimate cash flows could result in incorrect fair values of the real estate and its related intangible assets and liabilities and could result in the overstatement of the carrying values of our real estate and related intangible assets and liabilities and an overstatement of our net income.

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

When available, we will utilize quoted market prices from independent third-party sources to determine fair value and will classify such items in Level 1 or Level 2. In instances where the market for a financial instrument is not active, regardless of the availability of a nonbinding quoted market price, observable inputs might not be relevant and could require us to make a significant adjustment to derive a fair value measurement. Additionally, in an inactive market, a market price quoted from an independent third party may rely more on models with inputs based on information available only to that independent third party. When we determine the market for a financial instrument owned by us to be illiquid or when market transactions for similar instruments do not appear orderly, we will use several valuation sources (including internal valuations, discounted cash flow analysis and quoted market prices) and will establish a fair value by assigning weights to the various valuation sources. Additionally, when determining the fair value of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available, we will measure fair value using (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities when traded as assets or (ii) another valuation technique that is consistent with the principles of fair value measurement, such as the income approach or the market approach.

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

We have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Neither we nor our subsidiaries have been assessed interest or penalties by any major tax jurisdictions. Our evaluations were performed for the tax year ending December 31, 2010.

Subsequent Events

We evaluate subsequent events up until the date the consolidated financial statements are issued.

Status of the Offering

We commenced our ongoing initial public offering of 140,000,000 shares of common stock on November 20, 2009. As of March 9, 2011, we had sold 6,401,485 shares of common stock in the offering for gross offering proceeds of $63.2 million, all of which were sold in the primary offering.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We may be exposed to the effects of changes in interest rates as a result of the acquisition and origination of mortgage, mezzanine, bridge and other loans and the acquisition of real estate securities. We may also be exposed to the effects of interest rate changes as a result of borrowings used to maintain liquidity and to fund the acquisition, expansion and refinancing of our real estate investment portfolio and operations. Our profitability and the value of our investment portfolio may be adversely affected during any period as a result of interest rate changes. As of December 31, 2010, our investments in mortgage loans were non-performing and therefore changes in interest rates will not impact our operations. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs. We may manage interest rate risk by maintaining a ratio of fixed rate, long-term debt such that floating rate exposure is kept at an acceptable level. In addition, we may utilize a variety of financial instruments, including interest rate caps, floors, and swap agreements, in order to limit the effects of changes in interest rates on our operations. When we use these types of derivatives to hedge the risk of interest-earning assets or interest-bearing liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the funds available for payments to holders of our common stock and that the losses may exceed the amount we invested in the instruments.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended.

In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on its assessment, our management believes that, as of December 31, 2010, our internal control over financial reporting was effective based on those criteria. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

As of the quarter ended December 31, 2010, all items required to be disclosed under Form 8-K were reported under Form 8-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

We have provided below certain information about our executive officers and directors.

Name*	Age**	Positions
Keith D. Hall	52	Chief Executive Officer and Director
Peter McMillan III	54	Chairman of the Board, President and Director
David E. Snyder	39	Chief Financial Officer, Treasurer and Secretary
Stacie K. Yamane	46	Chief Accounting Officer
Michael L. Meyer	72	Independent Director
William M. Petak	49	Independent Director
Eric J. Smith	53	Independent Director

* The address of each executive officer and director listed is 620 Newport Center Drive, Suite 1300, Newport Beach, California 92660.

** As of March 1, 2011.

Keith D. Hall is our Chief Executive Officer and serves as one of our directors, positions he has held since December 2008. He is also an Executive Vice President of KBS REIT I, KBS REIT II and KBS REIT III, positions he has held for these entities since June 2005, August 2007 and January 2009, respectively, and a sponsor of KBS Legacy Partners Apartment REIT, which was formed in 2009. Mr. Hall also owns and controls a 50% interest in GKP Holding LLC. GKP Holding owns a 33 1/3% interest in KBS Holdings LLC, which entity is the sole owner of our advisor and the dealer manager of our initial public offering. Each of our four sponsors, Peter M. Bren, Mr. Hall, Peter McMillan III and Charles J. Schreiber, Jr., actively participate in the management and operations of our advisor. Mr. Hall is also a member of the investment committee formed by our advisor to evaluate and authorize new investment opportunities for us.

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

Our board of directors has concluded that Mr. Hall is qualified to serve as one of our directors for reasons including his expertise in the real estate finance markets and with real estate-related investments. With over 25 years of experience investing in and managing real estate-related investments, Mr. Hall has the depth and breadth to implement our business strategy. As an executive officer and principal of our advisor, Mr. Hall is able to direct the board of the directors to the critical issues facing our company.

Peter McMillan III is our President and the Chairman of the Board, positions he has held since December 2008. He is also an Executive Vice President, Treasurer, Secretary and a director of KBS REIT I and KBS REIT III, positions he has held for these entities since June 2005 and January 2010, respectively. Mr. McMillan is an Executive Vice President, Treasurer and Secretary of KBS REIT II, positions he has held for this entity since August 2007, and is also a director of KBS REIT II, a position he has held for this entity since March 2008. In addition, he is an Executive Vice President of KBS Legacy Partners Apartment REIT, a position he has held for this entity since August 2009. Mr. McMillan also owns and controls a 50% interest in GKP Holding LLC. GKP Holding owns a 33 1/3% interest in KBS Holdings LLC, which entity is the sole owner of our advisor and the dealer manager of our initial public offering. Each of our four sponsors, Peter M. Bren, Keith D. Hall, Mr. McMillan and Charles J. Schreiber, Jr., actively participate in the management and operations of our advisor. Mr. McMillan is also a member of the investment committee formed by our advisor to evaluate and authorize new investment opportunities for us.

Mr. McMillan is a co-founder and the Managing Partner of Willowbrook Capital Group, LLC. Prior to forming Willowbrook in 2000, Mr. McMillan served as an Executive Vice President and Chief Investment Officer of SunAmerica Investments, Inc., which was later acquired by American International Group, Inc. As Chief Investment Officer, he was responsible for over $75.0 billion in assets, including residential and commercial mortgage-backed securities, public and private investment grade and non-investment grade corporate bonds and commercial mortgage loans and real estate investments. Before joining SunAmerica in 1989, he served as Assistant Vice President for Aetna Life Insurance and Annuity Company with responsibility for the company’s $6.0 billion fixed income portfolios. Mr. McMillan received his Master of Business Administration in Finance from the Wharton Graduate School of Business at the University of Pennsylvania and his Bachelor of Arts Degree with honors in Economics from Clark University. Mr. McMillan is a director of Steinway Musical Instruments, Inc. and Metropolitan West Funds.

Our board of directors has concluded that Mr. McMillan is qualified to serve as one of our directors and the Chairman of the Board for reasons including his expertise in the real estate finance markets and with real estate-related investments. With over 26 years of experience investing in and managing real estate-related debt investments, Mr. McMillan has the depth and breadth of experience to implement our business strategy. As an executive officer and a principal of our advisor, Mr. McMillan is able to direct our board of directors to the critical issues facing our company. Further, his experiences as a director of KBS REIT I, KBS REIT II, KBS REIT III, Steinway Musical Instruments, Inc., Metropolitan West Funds and us provide him with an understanding of the requirements of serving on a public company board and qualify him to serve as the chairman of our board of directors.

David E. Snyder is our Chief Financial Officer, Treasurer and Secretary, positions he has held since December 2008 and is also Chief Financial Officer, Treasurer and Secretary of KBS Legacy Partners Apartment REIT, positions he has held since August 2009. He is also the Chief Financial Officer of our advisor, KBS REIT I, KBS REIT II and KBS REIT III, positions he has held for these entities since November 2008, December 2008, December 2008 and January 2010, respectively.

From January 1998 to May 2008, Mr. Snyder worked for Nationwide Health Properties, Inc. (“NHP”), a real estate investment trust specializing in healthcare related property. He served as the Vice President and Controller from July 2005 to February 2008 and Controller from January 1998 to July 2005. At NHP, Mr. Snyder was responsible for internal and external financial reporting, Sarbanes-Oxley compliance, budgeting, debt compliance, negotiation and documentation of debt and equity financing and the negotiation of acquisition and leasing documentation. In addition, Mr. Snyder was part of the senior management team that approved investments, determined appropriate financing and developed strategic goals and plans. As part of his investment and financing responsibilities, Mr. Snyder participated in the origination, modification and refinancing of mortgage loans made to customers, mortgages obtained on real estate and unsecured credit facilities.

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

Stacie K. Yamane is our Chief Accounting Officer, a position she has held since August 2009. Ms. Yamane is also the Fund Controller of our advisor and Chief Accounting Officer of KBS REIT I, KBS REIT II, KBS REIT III and KBS Legacy Partners Apartment REIT, positions she has held for these entities since October 2004, December 2008, December 2008, January 2010, and August 2009, respectively. From August 2007 until December 2008, Ms. Yamane served as Chief Financial Officer of KBS REIT II and she served as Controller of KBS REIT II from August 2007 until October 2008. Additionally, Ms. Yamane served as Chief Financial Officer of KBS REIT I from June 2005 to December 2008 and Controller of KBS REIT I from June 2005 to October 2008.

In addition, Ms. Yamane serves as Senior Vice President/Controller, Portfolio Accounting for KBS Realty Advisors LLC, a position she has held for this entity since 2004. She served as a Vice President/ Portfolio Accounting with KBS-affiliated investment advisors from 1995 to 2004. At KBS Realty Advisors, Ms. Yamane is responsible for client accounting/ reporting for four real estate portfolios. These portfolios consist of industrial, office and retail properties as well as land parcels. Ms. Yamane works closely with portfolio managers, asset managers, property managers and clients to ensure the completion of timely and accurate accounting, budgeting and financial reporting. In addition, she assists in the supervision and management of KBS Realty Advisors’ accounting department.

Prior to joining an affiliate of KBS Realty Advisors in February of 1995, Ms. Yamane was an audit manager at Kenneth Leventhal & Company, a CPA firm specializing in real estate. During her eight years at Kenneth Leventhal & Company, Ms. Yamane performed or supervised a variety of auditing, accounting and consulting engagements including the audit of financial statements presented under the U.S. generally accepted accounting principles (“GAAP”) basis, as well as financial statements presented on a cash and tax basis, the valuation of asset portfolios and the review and analysis of internal control systems. Her experiences at KBS and Kenneth Leventhal & Company give her 21 years of real estate experience.

Ms. Yamane received a Bachelor of Arts Degree in Business Administration with a dual concentration in Accounting and Management Information Systems from California State University, Fullerton. She is a Certified Public Accountant (inactive California).

Michael L. Meyer is one of our independent directors, a position he has held since October 2009. He is also an independent director of KBS Legacy Partners Apartment REIT, a position he has held since January 2010. Mr. Meyer is a private real estate investor and since 1999 has been the Chief Executive Officer of the Michael L. Meyer Company. The Michael L. Meyer Company is a principal and/or manager of real estate entities and provides those entities with property acquisition, financing and management services and advice. Since June 2006, Mr. Meyer also has been a principal of TwinRock Partners, LLC (formerly known as AMG Realty Investors, LLC), a commercial real estate investment company. From 2000 to 2003, Mr. Meyer was a principal in Advantage 4 LLC, a provider of telecommunications systems for real estate projects. From 1999 to 2003, Mr. Meyer was also a principal of Pacific Capital Investors, which acquired non-performing loans secured by real estate in Japan. From 1974 to 1998, Mr. Meyer was Managing Partner—Orange County and Audit Partner of the E&Y Kenneth Leventhal Real Estate Group of Ernst & Young LLP and its predecessor. Mr. Meyer is a director and member of the audit committee of Opus Bank and is a director and chair of the audit committee of Paladin Realty Income Properties, Inc., positions he has held for these entities since September 2010 and February 2004, respectively. Additionally, Mr. Meyer serves as a director and member of the audit committee of City National Bank, a position he has held since 1999, and served as a director and member of the audit committee of City National Corporation from July 1999 to April 2010.

Mr. Meyer was inducted into the California Building Industry Foundation Hall of Fame in June of 1999 for outstanding achievements in the real estate industry and community. Mr. Meyer was also the recipient of the University of California Irvine Graduate School of Management Real Estate Program Lifetime Achievement Award. Mr. Meyer received a Bachelors of Business Administration from the University of Iowa. He is a Certified Public Accountant (inactive California).

Our board of directors has concluded that Mr. Meyer is qualified to serve as one of our independent directors and the chairman of our audit committee for reasons including his expertise with respect to commercial real estate investments and accounting and financial reporting matters. Mr. Meyer has over 11 years of experience investing in commercial real estate and providing commercial real estate acquisition, financing and management services and advice. In addition, with over 24 years of experience as an independent auditor for real estate companies, Mr. Meyer provides our board with substantial expertise regarding real estate accounting and financial reporting matters. Further, Mr. Meyer’s experience as a director and chair of the audit committee of Paladin Realty Income Properties, Inc. and as a director and member of the audit committee of KBS Legacy Partners Apartment REIT, Opus Bank, City National Bank and City National Corporation provide him with an understanding of the requirements of serving on a public company board.

William M. Petak is one of our independent directors, a position he has held since October 2009. Since April 2009, Mr. Petak has served as the Managing Principal of CorAmerica Capital LLC, a commercial real estate loan investment manager. CorAmerica Capital was established to acquire discounted performing mortgage and real estate-related assets as well as originate new real estate investments. Mr. Petak has over 26 years of experience in the real estate industry and 20 years of experience investing in real estate-related debt investments. From January 2005 to April 2009, Mr. Petak served as Senior Vice President and Director for AIG Mortgage Capital, LLC, a subsidiary of American International Group, Inc. (AIG). Mr. Petak also served as National Head of Mortgage Lending and Real Estate for the retirement services company, SunAmerica, Inc., from January 1999 to August 2001, and served as Managing Director for AIG Investments, Inc. as well as National Head of Mortgage Lending and Real Estate for both SunAmerica and the life insurance company American General from August 2001 to April 2009. Both SunAmerica and American General were acquired by AIG in 1999 and 2001, respectively, and were managed on a mutually exclusive basis. Mr. Petak joined AIG with the merger of SunAmerica with AIG in 1999. Ultimately, Mr. Petak was responsible for AIG Mortgage Capital’s regulated insurance portfolios’ fixed income real estate investments nationwide. He served on both the Securitized Products Group Committee and Global Asset Allocation Committee for the regulated insurance companies of AIG.

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

Mr. Petak is a graduate of the University of Southern California with a Bachelor of Science in Finance and Business Economics. He is a member of the Mortgage Bankers Association, the Commercial Mortgage Securities Association, a member of the Life Mortgage & Real Estate Officer Council and is a founding member of the Board for the Richard S. Ziman Center for Real Estate at UCLA and currently serves as its Chairman.

Our board of directors has concluded that Mr. Petak is qualified to serve as one of our independent directors for reasons including his expertise in the real estate finance markets. With over 26 years of experience in the real estate industry and 20 years of experience investing in real estate-related debt, Mr. Petak offers insights and perspective with respect to our investment portfolio. Further, as a member of the Mortgage Bankers Association, the Commercial Mortgage Securities Association, and the Life Mortgage & Real Estate Officer Council, and a founding member and current Chairman of the Board for the Richard S. Ziman Center for Real Estate at UCLA, Mr. Petak is regularly and actively engaged in both the professional and academic community.

Eric J. Smith is one of our independent directors, a position he has held since October 2009. Mr. Smith has over 25 years experience in the real estate finance industry. From 1985 to 2009, Mr. Smith was employed by the Credit Suisse Group and its predecessor firms. From September 2004 to February 2009, he was the Managing Director, Fixed Income Sales for the Securitized Products unit. From 2002 to September 2004, he was Managing Director and San Francisco Branch Manager, Fixed Income Sales. From 1998 to 2002, he was Director, Fixed Income Sales. From 1985 to 1998, he was Vice President, Fixed Income Sales. While at Credit Suisse and its predecessor firms, he was responsible for the acquisition and disposition of residential and commercial whole loans, public and private investment grade and non-investment grade residential and commercial mortgage-backed securities and CDOs. He also executed trades in U.S. government securities, asset-backed securities, corporate bonds and repurchase lending. Prior to working for Credit Suisse and its predecessor firms, Mr. Smith was with Farmer’s Savings as a regional director for real estate mortgage acquisitions and with Wells Fargo Mortgage as a Vice President in their Secondary Mortgage Division. Mr. Smith received a Bachelor of Science in Finance from California State University Sacramento.

Our board of directors has concluded that Mr. Smith is qualified to serve as one of our independent directors and the chairman of our conflicts committee for reasons including his expertise in the real estate finance markets. Mr. Smith has experience with a broad range of debt-related investments, including residential and commercial whole loans, public and private investment grade and non-investment grade residential and commercial mortgage-backed securities, U.S. government securities, asset-backed securities, corporate bonds and repurchase lending. With over 25 years experience in the real estate finance industry, Mr. Smith’s knowledge and expertise of the real estate finance market complements that of the other board members.

The Audit Committee

Our board of directors has established an audit committee. The audit committee’s function is to assist our board of directors in fulfilling its responsibilities by overseeing (i) the integrity of our financial statements, (ii) our compliance with legal and regulatory requirements, (iii) the independent auditors’ qualifications and independence, and (iv) the performance of the independent auditors and our internal audit function. The members of the audit committee are Michael L. Meyer (chairman), William M. Petak and Eric J. Smith. All of the members of the audit committee are “independent” as defined by the New York Stock Exchange. All members of the audit committee have significant financial and/or accounting experience, and our board of directors has determined that Mr. Meyer satisfies the SEC’s requirements for an “audit committee financial expert.”

Code of Conduct and Ethics

We have adopted a Code of Conduct and Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. Our Code of Conduct and Ethics can be found at http://www.kbsstrategicopportunityreit.com.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation of Executive Officers

Our conflicts committee, which is composed of all of our independent directors, discharges our board of directors’ responsibilities relating to the compensation of our executives. However, we currently do not have any paid employees and our executive officers do not receive any compensation directly from us for services rendered to us. Our executive officers are officers and/or employees of, or hold an indirect ownership interest in, KBS Capital Advisors, our advisor, and/or its affiliates, and our executive officers are compensated by these entities, in part, for their services to us or our subsidiaries. See Part III, Item 13, “Certain Relationships and Related Transactions, and Director Independence – Certain Transactions with Related Persons” for a discussion of the fees paid to KBS Capital Advisors and its affiliates.

Compensation of Directors

If a director is also one of our executive officers, we do not pay any compensation to that person for services rendered as a director. The amount and form of compensation payable to our independent directors for their service to us is determined by our board of directors, based upon recommendations from our advisor. Two of our executive officers, Messrs. Hall and McMillan, manage and control our advisor, and through the advisor, they are involved in recommending and setting the compensation to be paid to our independent directors.

We have provided below certain information regarding compensation earned by or paid to our directors during fiscal year 2010.

Name	Fees Earned or Paid in Cash in 2010	All Other Compensation	Total
Michael L. Meyer	$92,000	$—	$92,000
William M. Petak	89,000	—	89,000
Eric J. Smith	97,000	—	97,000
Keith D. Hall (1)	—	—	—
Peter McMillan III (1)	—	—	—

(1) Directors who are also our executive officers do not receive compensation for services rendered as a director.

Cash Compensation

We compensate each of our independent directors with an annual retainer of $40,000. In addition, we pay our independent directors for attending board and committee meetings as follows:

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

All of our directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stock Ownership

The following table sets forth the beneficial ownership of our common stock as of March 9, 2011, for each person or group that holds more than 5% of our common stock, for each director and executive officer and for our directors and executive officers as a group.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of All Shares
KBS Capital Advisors LLC (1)	20,000(2)	*
Keith D. Hall, Chief Executive Officer and Director (1)	20,000(2)	*
Peter McMillan III, Chairman of the Board, President and Director (1)	20,000(2)	*
David E. Snyder, Chief Financial Officer, Treasurer and Secretary	—	—
Stacie K. Yamane, Chief Accounting Officer	—	—
Michael L. Meyer, Independent Director	—	—
William M. Petak, Independent Director	—	—
Eric J. Smith, Independent Director	—	—
All directors and executive officers as a group	20,000(2)	*
Robert Low (3)	522,063	8.13%

*	Less than 1% of the outstanding common stock.
(1)	The address of this beneficial owner is 620 Newport Center Drive, Suite 1300, Newport Beach, California 92660.
(2)

Includes 20,000 shares owned by KBS Capital Advisors, which is indirectly owned and controlled by Peter M. Bren, Keith D. Hall, Peter McMillan III and Charles J. Schreiber, Jr. None of the shares is pledged as security.

(3)	The address of the beneficial owner is 2740 North Mayfair Avenue, Springfield, Missouri 65803-5084.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Director Independence

Although our shares are not listed for trading on any national securities exchange, a majority of the members of our board of directors, and all of the members of the audit committee and the conflicts committee are “independent” as defined by the New York Stock Exchange. The New York Stock Exchange standards provide that to qualify as an independent director, in addition to satisfying certain bright-line criteria, our board of directors must affirmatively determine that a director has no material relationship with us (either directly or as a partner, stockholder or officer of an organization that has a relationship with us). Our board of directors has determined that Michael L. Meyer, William M. Petak and Eric J. Smith each satisfies the bright-line criteria and that none has a relationship with us that would interfere with such person’s ability to exercise independent judgment as a member of the board. None of these directors has ever served as (or is related to) an employee of ours or any of our predecessors or acquired companies or received or earned any compensation from us or any such other entities except for compensation directly related to service as a director of us. Therefore, we believe that all of these directors are independent directors.

Our Policy Regarding Transactions with Related Persons

Our charter requires our conflicts committee, which consists of all of our independent directors, to review and approve all transactions between us and our advisor, any of our officers or directors or any of their affiliates. Prior to entering into a transaction with a related party, a majority of the conflicts committee must conclude that the transaction is fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties. In addition, our Code of Conduct and Ethics lists examples of types of transactions with related parties that would create prohibited conflicts of interest and requires our officers and directors to be conscientious of actual and potential conflicts of interest with respect to our interests and to seek to avoid such conflicts or handle such conflicts in an ethical manner at all times consistent with applicable law. Our executive officers and directors are required to report potential and actual conflicts to a designated compliance officer, currently our chief financial officer, via the Ethics Hotline, to an internal audit representative or directly to the audit committee chair, as appropriate.

Certain Transactions with Related Persons

As described further below, we have entered into agreements with certain affiliates pursuant to which they will provide services to us. Peter M. Bren, Keith D. Hall, Peter McMillan III and Charles J. Schreiber, Jr. control and indirectly own our advisor, KBS Capital Advisors LLC, and KBS Capital Markets Group LLC, the entity that acted as the dealer manager in our public offering. We refer to these individuals as our sponsors. Messrs. Hall and McMillan are also our executive officers and directors. All four of our sponsors actively participate in the management and operations of our advisor. Our advisor has three managers: an entity owned and controlled by Mr. Bren; an entity owned and controlled by Messrs. Hall and McMillan; and an entity owned and controlled by Mr. Schreiber.

Our Relationship with KBS Capital Advisors. Our advisor provides day-to-day management of our business. Among the services provided by our advisor under the terms of the advisory agreement are the following:

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

Our advisor is subject to the supervision of our board of directors and only has such authority as we may delegate to it as our agent. Our advisory agreement has a one-year term expiring October 8, 2011 subject to an unlimited number of successive one-year renewals upon mutual consent of the parties. From January 1, 2010 through the most recent date practicable, which was February 28, 2011, we have compensated our advisor as set forth below.

Our advisor or its affiliates have paid, and may pay in the future, some of our organization and offering costs (other than selling commissions and dealer manager fees) incurred in connection with our initial public offering, including our legal, accounting, printing, mailing and filing fees. We reimburse our advisor for these costs, but only to the extent that the reimbursement would not cause selling commissions, the dealer manager fee and other organization and offering expenses borne by us to exceed 15% of the gross offering proceeds of our initial public offering as of the date of the reimbursement. In addition, after the termination of the primary offering, our advisor is obligated to reimburse us to the extent selling commissions, the dealer manager fee and other organization and offering costs borne by us exceed 15% of the gross proceeds raised in the primary offering. KBS Capital Advisors will do the same after termination of the offering pursuant to our dividend reinvestment plan. From January 1, 2010 through February 28, 2011, our advisor incurred approximately $3.8 million of organization and offering expenses on our behalf and has been reimbursed by us for approximately $3.7 million of such costs.

We incur acquisition and origination fees payable to our advisor equal to 1.0% of the cost of investments acquired by us, or the amount funded by us to acquire or originate loans, including acquisition and origination expenses and any debt attributable to such investments. Acquisition and origination fees relate to services provided in connection with the selection and acquisition or origination of real estate and real estate-related investments. Acquisition and origination fees from January 1, 2010 through February 28, 2011 totaled approximately $0.2 million, all of which has been paid as of February 28, 2011.

In addition to acquisition and origination fees, we reimburse our advisor for customary acquisition and origination expenses, whether or not we ultimately acquire the asset. From January 1, 2010 through February 28, 2011, our advisor and its affiliates did not incur any such costs on our behalf.

For asset management services, we pay our advisor a monthly fee. The asset management fee with respect to an investment in a loan (and investments other than real property) is calculated, each month, as one-twelfth of 0.75% of the lesser of (i) the amount actually paid or allocated to acquire or fund the loan (or other investment), inclusive of fees and expenses related thereto and the amount of any debt associated with or used to acquire or fund such investment and (ii) the outstanding principal amount of such loan (or other investment), plus the fees and expenses related to the acquisition or funding of such investment, as of the time of calculation. With respect to investments in real property, the asset management fee is a monthly fee equal to one-twelfth of 0.75% of the sum of the amount paid or allocated to acquire the investment. This amount includes fees and expenses related thereto and the amount of any debt associated with or used to acquire such investment. From January 1, 2010 through February 28, 2011, our asset management fees totaled $0.1 million, all of which have been paid as of February 28, 2011.

Under our advisory agreement our advisor and its affiliates have the right to seek reimbursement from us for all costs and expenses they incur in connection with their provision of services to us, including our allocable share of our advisor’s overhead, such as rent, employee costs, utilities and information technology costs. Our advisor may seek reimbursement for employee costs under the advisory agreement. Commencing July 1, 2010, we have reimbursed our advisor for our allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to us. In the future, our advisor may seek reimbursement for additional employee costs. However, we will not reimburse our advisor or its affiliates for employee costs in connection with services for which KBS Capital Advisors earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries and benefits our advisor or its affiliates may pay to our executive officers. From January 1, 2010 through February 28, 2011, we have reimbursed our advisor for $0.5 million of operating expenses, including $33,000 of employee costs.

Our Relationship with KBS Capital Markets Group. On November 20, 2009, upon the launch of our public offering, we entered into an agreement with our dealer manager. Pursuant to the agreement, as amended on May 17, 2010, KBS Capital Markets Group is entitled to receive selling commissions and dealer manager fees of up to 9.5% of the gross proceeds of our primary offering (no selling commissions or dealer manager fees are payable with respect to sales under the dividend reinvestment plan). All or a portion of the selling commissions are not charged with regard to shares sold to certain categories of purchasers. A reduced dealer manager fee is payable with respect to certain volume discount sales. The dealer manager reallows 100% of selling commissions to broker-dealers participating in the public offering. From its dealer manager fee, KBS Capital Markets Group may reallow to any participating broker-dealer up to 1.0% of the gross offering proceeds attributable to that participating broker-dealer as a marketing fee (in special cases, the dealer manager has the option to increase the amount of this reallowance). From January 1, 2010 through February 28, 2011, we incurred selling commissions of $3.2 million, of which 100% was reallowed to participating broker-dealers. From January 1, 2010 through February 28, 2011, we incurred dealer manager fees of $1.8 million, of which $0.2 million was reallowed to participating broker-dealers.

In addition to selling commissions and dealer manager fees, we are also obligated to reimburse the dealer manager and its affiliates for certain offering related expenses that they incur on our behalf. These include expenses for travel, meals, lodging and attendance and sponsorship fees incurred by registered persons associated with the dealer manager and officers and employees of our affiliates to attend retail conferences sponsored by participating broker-dealers and other meetings with participating broker-dealers; expense reimbursements to broker-dealers for actual costs incurred in connection with attending bona fide training and education meetings hosted by us; certain technology costs associated with the offering; certain legal fees allocable to the dealer manager; and reimbursement of bona fide due diligence expenses of broker-dealers. Under our dealer manager agreement, we are responsible for reimbursing our dealer manager and its affiliates for offering related expenses they incur provided that our reimbursement payments shall not cause (i) total underwriting compensation (excluding reimbursement of bona fide due diligence expenses) to exceed 10% of the gross proceeds from the primary offering, or (ii) total organization and offering expenses borne by us to exceed 15% of our gross offering proceeds. From January 1, 2010 through February 28, 2011, our dealer manager sought reimbursement for $0.6 million in expenses, all of which have been paid as of February 28, 2011.

Currently Proposed Transactions. There are no currently proposed material transactions with related persons other than those covered by the terms of the agreements described above.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Registered Public Accounting Firm

During the year ended December 31, 2010, Ernst & Young LLP served as our independent registered public accounting firm and provided certain tax and other services. Ernst & Young has served as our independent registered public accounting firm since our formation.

Pre-Approval Policies

In order to ensure that the provision of such services does not impair the auditors’ independence, the audit committee charter imposes a duty on the audit committee to pre-approve all auditing services performed for us by our independent auditors, as well as all permitted non-audit services. In determining whether or not to pre-approve services, the audit committee will consider whether the service is a permissible service under the rules and regulations promulgated by the SEC. The audit committee, may, in its discretion, delegate to one or more of its members the authority to pre-approve any audit or non-audit services to be performed by the independent auditors, provided any such approval is presented to and approved by the full audit committee at its next scheduled meeting.

Since November 20, 2009, when we became a reporting company under Section 15(d) of the Securities Exchange Act of 1934, all services rendered by Ernst & Young LLP have been pre-approved in accordance with the policies and procedures described above.

Independent Registered Public Accounting Firm Fees

The aggregate fees billed to us for professional accounting services, including the audit of our annual financial statements by Ernst & Young for the years ended December 31, 2010 and 2009, are set forth in the table below.

	2010	2009
Audit fees	$174,000	$45,000
Audit-related fees	5,000	50,792
Tax fees	7,132	18,000
All other fees		—

Total	$186,132	$113,792

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

•	All other fees – These are fees for any services not included in the above-described categories.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statement Schedules

See the Index to Financial Statements at page F-1 of this report.

The following financial statement schedule is included herein at pages F-26 through F-27 of this report:

Schedule III – Real Estate Assets and Accumulated Depreciation and Amortization

(b)	Exhibits

EXHIBIT LIST

Ex.	Description

3.1	Second Articles of Amendment and Restatement, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed February 4, 2010

3.2	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (No. 333-156633) filed August 21, 2009

4.1	Form of Subscription Agreement, included as Appendix A to the prospectus, incorporated by reference to Exhibit 4.1 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-156633) filed January 6, 2011

4.2	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-156633) filed February 25, 2009

4.3	Amended and Restated Dividend Reinvestment Plan, included as Appendix B to the prospectus, incorporated by reference to Exhibit 4.3 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-156633) filed January 6, 2011

4.4	Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 4.4 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (No. 333-156633) filed August 21, 2009

4.5	Second Amended and Restated Escrow Agreement, incorporated by reference to Exhibit 4.5 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-156633) filed October 5, 2009

10.1	Amended and Restated Dealer Manager Agreement with Selected Dealer Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 17, 2010

10.2	Advisory Agreement, between KBS Strategic Opportunity REIT, Inc. and KBS Capital Advisors LLC, dated October 8, 2010, incorporated by reference to Exhibit 10.1 to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-156633) filed October 8, 2010

10.3	Amendment No. 1 to Advisory Agreement, between KBS Strategic Opportunity REIT, Inc. and KBS Capital Advisors LLC, dated November 9, 2010, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed November 10, 2010

10.4	Deed of Trust, Security Agreement and Fixture Filing (related to the acquisition of the Academy Point Atrium I First Mortgage), by Peridot Properties I, LLC, to The Public Trustee of El Paso County for the benefit of LaSalle Bank National Association, dated October 22, 2001, incorporated by reference to Exhibit 10.2 to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-156633) filed October 8, 2010

10.5	Loan Sale Agreement (related to the acquisition of the Academy Point Atrium I First Mortgage), by and between KBS SOR Debt Holdings II, LLC and Wells Fargo Bank, N.A., as Trustee for the Registered Holders of J.P. Morgan Chase Commercial Mortgage Securities Corp. Commercial Mortgage Pass-Through Certificates Series 2001-C1, dated September 7, 2010, incorporated by reference to Exhibit 10.3 to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-156633) filed October 8, 2010

Ex.	Description

10.6	Agreement Regarding Assignment Without Recourse of Certain Loan Documents (related to the acquisition of the Roseville Commerce Center Mortgage Portfolio), by and between KBS SOR Debt Holdings II LLC and Heritage Bank of Commerce, dated September 10, 2010, incorporated by reference to Exhibit 10.4 to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-156633) filed October 8, 2010

10.7	Construction Deed of Trust (related to the acquisition of the Roseville Commerce Center Mortgage Portfolio, Loan No. 5979000100), by D&D Roseville Holdings, LLC, in favor of Heritage Bank of Commerce, dated June 15, 2007, as modified, incorporated by reference to Exhibit 10.5 to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-156633) filed October 8, 2010

10.8	Construction Deed of Trust (related to the acquisition of the Roseville Commerce Center Mortgage Portfolio, Loan No. 5978000100), by Roseville Commerce Center, LLC, in favor of Heritage Bank of Commerce, dated June 15, 2007, as modified, incorporated by reference to Exhibit 10.6 to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-156633) filed October 8, 2010

10.9	Deed of Trust (related to the acquisition of the Roseville Commerce Center Mortgage Portfolio, Loan No. 5979000101), by D & D Roseville Holdings, LLC, in favor of Heritage Bank of Commerce, dated June 15, 2007, as modified, incorporated by reference to Exhibit 10.7 to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-156633) filed October 8, 2010

10.10	Loan Sale Agreement (related to the acquisition of the Northridge Center I & II First Mortgage), by and between KBS SOR Debt Holdings II, LLC and Bank of America, N.A., as successor by merger to LaSalle Bank National Association, as Trustee for the Registered Holders of Citigroup Commercial Mortgage Trust 2005-C3, Commercial Mortgage Pass-Through Certificates, Series 2005-C3, dated December 7, 2010, incorporated by reference to Exhibit 10.9 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-156633) filed January 6, 2011

10.11	Deed to Secure Debt, Assignment of Leases and Rents and Security Agreement (related to the acquisition of the Northridge Center I & II First Mortgage), by FOR 1031 Northridge LLC and DBSI Northridge LeaseCo LLC, dated January 26, 2005, incorporated by reference to Exhibit 10.10 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-156633) filed January 6, 2011

10.12	Assignment of Deed to Secure Debt, Assignment of Assignment of Leases and Rents and Assignment of Loan Documents (related to the acquisition of the Northridge Center I & II First Mortgage), by Citigroup Global Markets Realty Corp, dated June 28, 2005, incorporated by reference to Exhibit 10.11 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-156633) filed January 6, 2011

21.1	Subsidiaries of the Company, incorporated by reference to Exhibit 21.1 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-156633) filed January 6, 2011

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

KBS Strategic Opportunity REIT, Inc.

We have audited the accompanying consolidated balance sheets of KBS Strategic Opportunity REIT, Inc. (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. Our audits also included the financial statement schedule in Item 15(a), Schedule III – Real Estate Assets and Accumulated Depreciation and Amortization. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of KBS Strategic Opportunity REIT, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP

Irvine, California

March 11, 2011

KBS STRATEGIC OPPORTUNITY REIT, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
Assets
Real estate loans receivable, net	$13,226,739	$—
Real estate held for investment, net	4,546,637	—

Total real estate and real estate-related investments, net	17,773,376	—
Cash and cash equivalents	23,642,119	192,656
Rents and other receivables	47,131	—
Above-market leases, net	27,739	—
Prepaid expenses and other assets	913,795	—

Total assets	$42,404,160	$192,656

Liabilities and stockholders’ equity
Accounts payable and accrued liabilities	$916,811	$—
Due to affiliates	378,284	—
Other liabilities	51,050	—

Total liabilities	$1,346,145	$—

Commitments and contingencies (Note 9)

Stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 5,132,988 and 20,000 shares issued and outstanding as of December 31, 2010 and December 31, 2009, respectively	51,330	200
Additional paid-in capital	42,988,957	199,800
Accumulated deficit	(1,982,272)	(7,344)

Total stockholders’ equity	41,058,015	192,656

Total liabilities and stockholders’ equity	$42,404,160	$192,656

See accompanying notes to consolidated financial statements.

KBS STRATEGIC OPPORTUNITY REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2010	2009
Revenues:
Rental income	$153,643	$—
Interest income from real estate loans receivable	130,945	—
Tenant reimbursements	23,507	—

Total revenues	308,095	—

Expenses:
Operating, maintenance, and management	216,534	—
Real estate taxes and insurance	46,471	—
Asset management fees to affiliate	30,089	—
Real estate acquisition fees and expenses	114,275	—
Real estate acquisition fees and expenses to affiliate	46,373	—
General and administrative expenses	1,635,437	7,463
Depreciation and amortization	211,685	—

Total expenses	2,300,864	7,463

Other income:

Other interest income	17,841	119

Net loss	$(1,974,928)	$(7,344)

Net loss per common share, basic and diluted	$(1.18)	$(0.37)

Weighted-average number of common shares outstanding, basic and diluted	1,678,335	20,000

See accompanying notes to consolidated financial statements.

KBS STRATEGIC OPPORTUNITY REIT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2010 and 2009

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amounts	Capital	Deficit	Equity
Balance, December 31, 2008	20,000	$200	$199,800	$—	$200,000
Net loss	—	—	—	(7,344)	(7,344)

Balance, December 31, 2009	20,000	$200	$199,800	$(7,344)	$192,656
Issuance of common stock	5,112,988	51,130	50,349,208	—	50,400,338
Commissions on stock sales and related dealer manager fees to affiliate	—	—	(4,116,312)	—	(4,116,312)
Other offering costs	—	—	(3,443,739)	—	(3,443,739)
Net loss	—	—	—	(1,974,928)	(1,974,928)

Balance, December 31, 2010	5,132,988	$51,330	$42,988,957	$(1,982,272)	$41,058,015

See accompanying notes to consolidated financial statements.

KBS STRATEGIC OPPORTUNITY REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009
Cash Flows from Operating Activities:
Net loss	$(1,974,928)	$(7,344)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	211,685	—
Deferred rent	(386)	—
Amortization of above- and below-market leases, net	32,174	—
Changes in assets and liabilities:
Rents and other receivables	(46,745)	—
Prepaid expenses and other assets	(438,094)	—
Accounts payable and accrued liabilities	312,804	—
Due to affiliates	312,259	—
Other liabilities	18,902	—

Net cash used in operating activities	(1,572,329)	(7,344)

Cash Flows from Investing Activities:
Investments in real estate loans receivable	(16,001,739)	—
Acquisitions of real estate	(1,800,000)	—
Additions to real estate	(82,781)	—

Net cash used in investing activities	(17,884,520)	—

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	50,400,338	—
Payments of commissions on stock sales and related dealer manager fees	(4,116,312)	—
Payments of other offering costs	(3,377,714)	—

Net cash provided by financing activities	42,906,312	—

Net increase (decrease) in cash and cash equivalents	23,449,463	(7,344)
Cash and cash equivalents, beginning of period	192,656	200,000

Cash and cash equivalents, end of period	$23,642,119	$192,656

Supplemental Disclosure of Noncash Transaction:
Investment in real estate acquired through foreclosure	$2,775,000	$—

Escrow deposits in other assets and other liabilities	$475,767	$—

Increase in other offering costs due to affiliates	$66,025	$—

Liabilities assumed on real estate acquisition	$32,148	$—

Increase in capital expenses payable	$29,967	$—

See accompanying notes to consolidated financial statements.

KBS STRATEGIC OPPORTUNITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

1.	ORGANIZATION

KBS Strategic Opportunity REIT, Inc. (the “Company”) was formed on October 8, 2008 as a Maryland corporation that intends to qualify as a real estate investment trust (“REIT”) beginning with the taxable year ending December 31, 2010. The Company conducts its business primarily through KBS Strategic Opportunity Limited Partnership (the “Operating Partnership”), a Delaware limited partnership formed on December 10, 2008. The Company is the sole general partner of and owns a 0.1% partnership interest in the Operating Partnership. KBS Strategic Opportunity Holdings LLC (“REIT Holdings”), a Delaware limited liability company formed on December 9, 2008, owns the remaining 99.9% interest in the Operating Partnership and is its sole limited partner. The Company is the sole member and manager of REIT Holdings.

Subject to certain restrictions and limitations, the business of the Company is externally managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement the Company renewed with the Advisor on October 8, 2010 as amended on November 9, 2010 (the “Advisory Agreement”). On December 24, 2008, the Company issued 20,000 shares of its common stock to the Advisor at a purchase price of $10.00 per share. As of December 31, 2010, the Advisor owns 20,000 shares of common stock of the Company.

The Company expects to invest in and manage a diverse portfolio of real estate-related loans, real estate-related debt securities and other real estate-related investments. Such investments may include the origination and acquisition of mortgage, mezzanine, bridge and other real estate-related loans, investments in real estate-related debt securities such as residential and commercial mortgage-backed securities and collateralized debt obligations and investments in opportunistic real estate. The Company may also invest in entities that make similar investments. Additionally, the Company expects to acquire real estate properties through acquisition or foreclosure. As of December 31, 2010, the Company owned four first mortgage loans and two office properties.

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

On April 19, 2010, the Company broke escrow in the Offering and through December 31, 2010, the Company had sold 5,112,988 shares of common stock for gross offering proceeds of $50.4 million.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company, REIT Holdings and the Operating Partnership, and their direct and indirect wholly owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC.

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

KBS STRATEGIC OPPORTUNITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010

Revenue Recognition

Real Estate Loans Receivable

Interest income on the Company’s real estate loans receivable is recognized on an accrual basis over the life of the investment using the interest method. Direct loan origination or acquisition fees and costs, as well as acquisition premiums or discounts, are amortized over the term of the loan as an adjustment to interest income. The Company places loans on nonaccrual status when any portion of principal or interest is 90 days past due, or earlier when concern exists as to the ultimate collection of principal or interest. When a loan is placed on nonaccrual status, the Company reverses the accrual for unpaid interest and generally does not recognize subsequent interest income until cash is received, or the loan returns to accrual status. Generally, a loan may be returned to accrual status when all delinquent principal and interest are brought current in accordance with the terms of the loan agreement and certain performance criteria have been met. As of December 31, 2010, all four of the Company’s investments in loans receivable were on nonaccrual status.

The Company will recognize interest income on loans purchased at discounts to face value where the Company expects to collect less than the contractual amounts due under the loan when that expectation is due, at least in part, to the credit quality of the borrower. Income is recognized at an interest rate equivalent to the estimated yield on the loan, as calculated using the carrying value of the loan and the expected cash flows. Changes in estimated cash flows are recognized through an adjustment to the yield on the loan on a prospective basis. Projecting cash flows for these types of loans requires a significant amount of assumptions and judgment, which may have a significant impact on the amount and timing of revenue recognized on these investments. The Company recognizes interest income on non-performing loans on a cash basis since these loans generally do not have an estimated yield and collection of principal and interest is not assured.

Real Estate

The Company recognizes minimum rent, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related leases when collectibility is reasonably assured and records amounts expected to be received in later years as deferred rent receivable. If the lease provides for tenant improvements, the Company determines whether the tenant improvements, for accounting purposes, are owned by the tenant or the Company. When the Company is the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance that is funded is treated as a lease incentive and amortized as a reduction of revenue over the lease term. Tenant improvement ownership is determined based on various factors including, but not limited to:

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

The Company makes estimates of the collectibility of its tenant receivables related to base rents, including deferred rent, expense reimbursements and other revenue or income. Management specifically analyzes accounts receivable, deferred rents receivable, historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, management makes estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectibility of the related receivable. In some cases, the ultimate resolution of these claims can exceed one year. When a tenant is in bankruptcy, the Company will record a bad debt reserve for the tenant’s receivable balance and generally will not recognize subsequent rental revenue until cash is received or until the tenant is no longer in bankruptcy and has the ability to make rental payments.

KBS STRATEGIC OPPORTUNITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010

Cash and Cash Equivalents

The Company recognizes interest income on its cash and cash equivalents as it is earned and records such amounts as other interest income.

Real Estate Loans Receivable and Loan Loss Reserves

Real estate loans are classified as held for investment, available for sale, or both based on management’s intent and ability to hold the loans for the foreseeable future. Real estate loans held for investment are recorded at amortized cost, net of loan loss reserves (if any), and evaluated for impairment at each balance sheet date. The amortized cost of a real estate loan receivable is the outstanding unpaid principal balance, net of unamortized acquisition premiums or discounts and unamortized costs and fees directly associated with the origination or acquisition of the loan. The amount of impairment, if any, will be measured by comparing the recorded amount of the loan to the present value of the expected cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent and collection of principal and interest is not assured. If a loan is deemed to be impaired, the Company will record a loan loss reserve and a provision for loan losses to recognize impairment.

As of December 31, 2010, there were no loan loss reserves and the Company did not record any impairment losses related to the real estate loans receivable during the year ended December 31, 2010. However, in the future, the Company may experience losses from its investments in loans receivable requiring the Company to record loan loss reserves. Realized losses on individual loans could be material and significantly exceed any recorded reserves.

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

The asset-specific reserve component relates to reserves for losses on loans considered impaired. The Company considers a loan to be impaired when, based upon current information and events, it believes that it is probable that the Company will be unable to collect all amounts due under the contractual terms of the loan agreement. If the Company purchases a loan at a discount to face value and at the acquisition date the Company expects to collect less than the contractual amounts due under the terms of the loan based, at least in part, on the Company’s assessment of the credit quality of the borrower, the Company will consider such a loan to be impaired when, based upon current information and events, it believes that it is probable that the Company will be unable to collect all amounts the Company estimated to be collected at the time of acquisition. The Company also considers a loan to be impaired if it grants the borrower a concession through a modification of the loan terms or if it expects to receive assets (including equity interests in the borrower) with fair values that are less than the carrying value of the loan in satisfaction of the loan. A reserve is established when the present value of payments expected to be received, observable market prices, the estimated fair value of the collateral (for loans that are dependent on the collateral for repayment) or amounts expected to be received in satisfaction of a loan are lower than the carrying value of that loan.

Failure to recognize impairments would result in the overstatement of earnings and the carrying value of the Company’s real estate loans held for investment. Actual losses, if any, could significantly differ from estimated amounts.

KBS STRATEGIC OPPORTUNITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010

Real Estate

Depreciation and Amortization

Real estate costs related to the acquisition and improvement of properties are capitalized and amortized over the expected useful life of the asset on a straight-line basis. Repair and maintenance costs are charged to expense as incurred and significant replacements and betterments are capitalized. Repair and maintenance costs include all costs that do not extend the useful life of the real estate asset. The Company considers the period of future benefit of an asset to determine its appropriate useful life. Expenditures for tenant improvements are capitalized and amortized over the shorter of the tenant’s lease term or expected useful life. The Company anticipates the estimated useful lives of its assets by class to be generally as follows:

Buildings	25-40 years
Building improvements	10-25 years
Tenant improvements	Shorter of lease term or expected useful life
Tenant origination and absorption costs	Remaining term of related leases, including below-market renewal periods

Real Estate Acquisition Valuation

The Company records the acquisition of income-producing real estate or real estate that will be used for the production of income as a business combination. All assets acquired and liabilities assumed in a business combination are measured at their acquisition-date fair values. Acquisition costs are expensed as incurred and restructuring costs that do not meet the definition of a liability at the acquisition date are expensed in periods subsequent to the acquisition date. Real estate obtained in satisfaction of a loan is recorded at the estimated fair value of the real estate or the fair value of the loan satisfied if more clearly evident. The excess of the carrying value of the loan over the fair value of the property is charged-off against the reserve for loan losses when title to the property is obtained. Costs of holding the property are expensed as incurred in our consolidated statements of operations. During the year ended December 31, 2010, the Company acquired two real estate assets, one of which was acquired through foreclosure of a loan, recorded each acquisition as a business combination and expensed $0.1 million of acquisition costs.

Intangible assets include the value of in-place leases, which represents the estimated value of the net cash flows of the in-place leases to be realized, as compared to the net cash flows that would have occurred had the property been vacant at the time of acquisition and subject to lease-up. Acquired in-place lease value will be amortized to expense over the average remaining non-cancelable terms of the respective in-place leases, including any below-market renewal periods.

The Company assesses the acquisition-date fair values of all tangible assets, identifiable intangibles and assumed liabilities using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis) and that utilize appropriate discount and/or capitalization rates and available market information. Estimates of future cash flows are based on a number of factors, including historical operating results, known and anticipated trends, and market and economic conditions. The fair value of tangible assets of an acquired property considers the value of the property as if it were vacant.

The Company records above-market and below-market in-place lease values for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of above-market in-place leases and for the initial term plus any extended term for any leases with below-market renewal options. The Company amortizes any recorded above-market or below-market lease values as a reduction or increase, respectively, to rental income over the remaining non-cancelable terms of the respective lease, including any below-market renewal periods.

The Company estimates the value of tenant origination and absorption costs by considering the estimated carrying costs during hypothetical expected lease-up periods, considering current market conditions. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods.

KBS STRATEGIC OPPORTUNITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010

The Company amortizes the value of tenant origination and absorption costs to depreciation and amortization expense over the remaining average non-cancelable term of the leases.

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

Impairment of Real Estate and Related Intangible Assets and Liabilities

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets and liabilities may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, the Company assesses the recoverability by estimating whether the Company will recover the carrying value of the real estate and related intangible assets and liabilities through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities. The Company did not record any impairment loss on its real estate and related intangible assets and liabilities during the year ended December 31, 2010.

Projecting future cash flows involves estimating expected future operating income and expenses related to the real estate and its related intangible assets and liabilities as well as market and other trends. Using inappropriate assumptions to estimate cash flows could result in incorrect fair values of the real estate and its related intangible assets and liabilities and could result in the overstatement of the carrying values of the Company’s real estate and related intangible assets and liabilities and an overstatement of its net income.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Cash and cash equivalents are stated at cost, which approximates fair value. At December 31, 2010 and 2009, the Company’s cash and cash equivalents balance was $23.6 million and $0.2 million, respectively. There were no restrictions on the use of the Company’s cash and cash equivalents as of December 31, 2010 and 2009.

The Company’s cash and cash equivalents balance exceeds federally insurable limits as of December 31, 2010. The Company monitors the cash balances in its operating accounts and adjusts the cash balances as appropriate; however, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts. The Company has a corporate banking relationship with Wells Fargo Bank, N.A. in which it deposits all funds.

Rents and Other Receivables

The Company periodically evaluates the collectibility of amounts due from tenants and maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under lease agreements. In addition, the Company maintains an allowance for deferred rent receivable that arises from the straight-lining of rents. The Company exercises judgment in establishing these allowances and considers payment history and current credit status of its tenants in developing these estimates.

KBS STRATEGIC OPPORTUNITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010

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

When available, the Company utilizes quoted market prices from an independent third-party source to determine fair value and classifies such items in Level 1 or Level 2. In instances where the market for a financial instrument is not active, regardless of the availability of a nonbinding quoted market price, observable inputs might not be relevant and could require the Company to make a significant adjustment to derive a fair value measurement. Additionally, in an inactive market, a market price quoted from an independent third party may rely more on models with inputs based on information available only to that independent third party. When the Company determines the market for a financial instrument owned by the Company to be illiquid or when market transactions for similar instruments do not appear orderly, the Company uses several valuation sources (including internal valuations, discounted cash flow analysis and quoted market prices) and establishes a fair value by assigning weights to the various valuation sources. Additionally, when determining the fair value of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available, the Company measures fair value using (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities when traded as assets or (ii) another valuation technique that is consistent with the principles of fair value measurement, such as the income approach or the market approach.

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

KBS STRATEGIC OPPORTUNITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010

Dividend Reinvestment Plan

The Company has adopted a dividend reinvestment plan (the “DRP”) through which common stockholders may elect to reinvest an amount equal to the distributions declared on their shares in additional shares of the Company’s common stock in lieu of receiving cash distributions. The initial purchase price per share under the DRP will be $9.50. Once the Company establishes an estimated value per share, shares issued pursuant to the dividend reinvestment plan will be priced at the estimated value per share of the Company’s common stock, as determined by the Advisor or another firm chosen for that purpose. The Company expects to establish an estimated value per share after the completion of its offering stage. The offering stage will be considered complete when the Company is no longer publicly offering equity securities — whether through the Offering or follow-on public offerings – and has not done so for 18 months. No selling commissions or dealer manager fees will be paid on shares sold under the DRP. The board of directors of the Company may amend or terminate the DRP for any reason upon 10 days’ notice to participants. As of December 31, 2010, no shares have been issued under the DRP.

Redeemable Common Stock

The Company has adopted a share redemption program that may enable stockholders to sell their shares to the Company in limited circumstances.

There are several limitations on the Company’s ability to redeem shares under the share redemption program:

•

Unless the shares are being redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined under the share redemption program), the Company may not redeem the shares until the stockholder has held the shares for one year.

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

Pursuant to the program, the Company will initially redeem shares at prices determined as follows:

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

Notwithstanding the above, the redemption price for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” will initially be the amount paid to acquire the shares from the Company. Furthermore, once the Company establishes an estimated value per share of its common stock, the redemption price per share for all stockholders will be equal to the estimated value per share, as determined by the Advisor or another firm chosen for that purpose. The Company expects to establish an estimated value per share after the completion of its offering stage. The Company considers its offering stage complete when it is no longer publicly offering equity securities — whether through the primary offering or a follow-on public offering — and has not done so for 18 months. “Public equity offering” for this purpose does not include offerings on behalf of selling stockholders or offerings related to a dividend reinvestment plan, employee benefit plan or the redemption of interests in the Operating Partnership.

KBS STRATEGIC OPPORTUNITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010

The Company’s board of directors may amend, suspend or terminate the share redemption program with 30 days’ notice to its stockholders. The Company may provide this notice by including such information in a Current Report on Form 8-K or in the Company’s annual or quarterly reports, all publicly filed with the SEC, or by a separate mailing to its stockholders.

The Company records amounts that are redeemable under the share redemption program as redeemable common stock in its consolidated balance sheets because the shares will be mandatorily redeemable at the option of the holder and therefore their redemption will be outside the control of the Company. The maximum amount redeemable under the Company’s share redemption program is limited to the number of shares the Company could redeem with the amount of the net proceeds from the sale of shares under the DRP during the prior calendar year. However, because the amounts that can be redeemed will be determinable and only contingent on an event that is likely to occur (e.g., the passage of time) the Company presents the net proceeds from the current year and prior year DRP, net of current year redemptions, as redeemable common stock in its consolidated balance sheets.

The Company classifies as liabilities financial instruments that represent a mandatory obligation of the Company to redeem shares. The Company’s redeemable common shares are contingently redeemable at the option of the holder. When the Company determines it has a mandatory obligation to repurchase shares under the share redemption program, it will reclassify such obligations from temporary equity to a liability based upon their respective settlement values.

During the year ended December 31, 2010, the Company did not redeem any shares pursuant to the share redemption program. As described above, the Company limits the dollar value of shares that may be redeemed under the program to the amount of net proceeds from the issuance of shares under the dividend reinvestment plan during the prior calendar year. The Company did not declare any distributions to its stockholders in 2010. Accordingly, because of the restriction, the Company has no funds available for redemption under the share redemption program in 2011.

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

The Company records all related party fees as incurred, subject to any limitations described in the Advisory Agreement. The Company had not incurred any disposition fees, subordinated participation in net cash flows, or subordinated incentive listing fees during the year ended December 31, 2010.

Organization and Offering Costs

Organization and offering costs (other than selling commissions and dealer manager fees) of the Company may be paid by the Advisor, the Dealer Manager or their affiliates on behalf of the Company. These offering costs include all expenses incurred by the Company in connection with the Offering. Organization costs include all expenses incurred by the Company in connection with the formation of the Company, including but not limited to legal fees and other costs to incorporate the Company.

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

KBS STRATEGIC OPPORTUNITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010

Organization costs are expensed as incurred, and offering costs, which include selling commissions and dealer manager fees, are deferred and charged to stockholders’ equity as such amounts are reimbursed to the Advisor, the Dealer Manager or their affiliates from the gross proceeds of the Offering. The Company expects the Advisor to continue to incur organization and offering costs on its behalf. However, as more shares are sold in the Offering, the amounts incurred by the Advisor will decrease since the Company will begin to incur these costs directly.

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

Acquisition and Origination Fees

The Company pays the Advisor an acquisition and origination fee equal to 1% of the cost of investments acquired, or the amount funded by the Company to acquire or originate mortgage, mezzanine, bridge or other loans, including any acquisition and origination expenses related to such investments and any debt attributable to such investments.

Asset Management Fee

With respect to investments in loans and any investments other than real estate, the Company pays the Advisor a monthly fee calculated, each month, as one-twelfth of 0.75% of the lesser of (i) the amount paid or allocated to acquire or fund the loan or other investment, inclusive of acquisition and origination fees and expenses related thereto and the amount of any debt associated with or used to acquire or fund such investment and (ii) the outstanding principal amount of such loan or other investment, plus the acquisition and origination fees and expenses related to the acquisition or funding of such investment, as of the time of calculation.

With respect to investments in real estate, the Company pays the Advisor a monthly asset management fee equal to one-twelfth of 0.75% of the amount paid or allocated to acquire the investment, inclusive of acquisition fees and expenses related thereto and the amount of any debt associated with or used to acquire such investment.

In the case of investments made through joint ventures, the asset management fee are determined based on the Company’s proportionate share of the underlying investment.

Operating Expenses

The Advisor has the right to seek reimbursement from the Company for all costs and expenses it incurs in connection with the provision of services to the Company, including the Company’s allocable share of the Advisor’s overhead, such as rent, employee costs, utilities and information technology costs. Commencing July 1, 2010, the Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. In the future, the Advisor may seek reimbursement for additional employee costs. The Company will not reimburse the Advisor for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries and benefits the Advisor or its affiliates may pay to the Company’s executive officers.

KBS STRATEGIC OPPORTUNITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010

Independent Director Compensation

The Company pays each of its independent directors an annual retainer of $40,000. In addition, the independent directors are paid for attending meetings as follows: (i) $2,500 for each board meeting attended, (ii) $2,500 for each committee meeting attended (except that the committee chairman is paid $3,000 for each meeting attended), (iii) $2,000 for each teleconference board meeting attended, and (iv) $2,000 for each teleconference committee meeting attended (except that the committee chairman is paid $3,000 for each teleconference committee meeting attended). All directors are reimbursed for reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors. The Company incurred independent director fees of $0.2 million for the year ended December 31, 2010, which are included in general and administrative expenses in the accompanying consolidated statement of operations. At December 31, 2010, $10,000 of independent director fees were payable and are included in accounts payable and accrued liabilities. Director compensation is an operating expense of the Company that is subject to the operating expense reimbursement obligation of the Advisor discussed above.

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

The Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. Neither the Company nor its subsidiaries has been assessed interest or penalties by any major tax jurisdictions. The Company’s evaluations were performed for the tax year ended December 31, 2010.

Segments

The Company’s segments are based on the Company’s method of internal reporting, which classifies its operations by investment type: real estate-related and real estate. For financial data by segment, see Note 7, “Segment Information.”

General and Administrative Expenses

General and administrative expenses, totaling $1.6 million for the year ended December 31, 2010, consisted primarily of $0.5 million of amortization of insurance premiums, $0.3 million of board of director fees and $0.4 million of legal fees. Other general and administrative expenses include accounting, bank and other professional fees.

Per Share Data

Basic net loss per share of common stock is calculated by dividing net loss by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net loss per share of common stock equals basic net loss per share of common stock as there were no potentially dilutive securities outstanding during the years ended December 31, 2010 and 2009.

Square Footage, Occupancy and Other Measures

Square footage, occupancy and other measures used to describe real estate and real estate-related investments included in the Notes to Consolidated Financial Statements are presented on an unaudited basis.

KBS STRATEGIC OPPORTUNITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010

Recently Issued Accounting Standards Updates

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU No. 2010-06”). ASU No. 2010-06 requires additional disclosures regarding significant transfers in and out of Level 1 and Level 2 fair value measurements, including a description of the reasons for the transfers. Further, this ASU requires additional disclosures about purchases, sales, issuances and settlements relating to the activity in Level 3 fair value measurements. ASU No. 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements relating to the activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of ASU No. 2010-06 did not have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU No. 2010-20”). ASU No. 2010-20 requires the Company to provide a greater level of disaggregated information about the credit quality of its financing receivables and its allowance for credit losses. This ASU requires the Company to disclose additional information related to credit quality indicators, past due information, information related to loans modified in a troubled debt restructuring and significant purchases and sales of financing receivables disaggregated by portfolio segment. ASU No. 2010-20 was initially effective for interim and annual periods ending on or after December 15, 2010. As this ASU amends only the disclosure requirements for loans and the allowance for credit losses, the adoption of ASU No. 2010-20 is not expected to have a significant impact on the Company’s financial statements. In January 2011, the FASB issued ASU No. 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20 (“ASU No. 2011-01”). ASU No. 2011-01 announced that it was deferring the effective date of new disclosure requirements for troubled debt restructurings prescribed by ASU No. 2010-20. The effective date for those disclosures will be concurrent with the effective date for proposed ASU No. 2010-20. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. The adoption of ASU No. 2010-20 may require additional disclosures, but the Company does not expect the adoption to have a material impact to its consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (a consensus of the FASB Emerging Issues Task Force) (“ASU No. 2010-29”). ASU No. 2010-29 updated accounting guidance to clarify that pro forma disclosures should be presented as if a business combination occurred at the beginning of the prior annual period for purposes of preparing both the current reporting period and the prior reporting period pro forma financial information. These disclosures should be accompanied by a narrative description about the nature and amount of material, nonrecurring pro forma adjustments. The new accounting guidance is effective for business combinations consummated in periods beginning after December 15, 2010, and should be applied prospectively as of the date of adoption. Early adoption is permitted. The Company adopted ASU No. 2010-29 for the year ended December 31, 2010 and the adoption of this ASU did not have a material impact to the Company’s consolidated financial statements.

KBS STRATEGIC OPPORTUNITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010

3.	REAL ESTATE LOANS RECEIVABLE

As of December 31, 2010, the Company, through wholly owned subsidiaries, had investments in real estate loans receivable as follows:

Loan Name Location of Related Property or Collateral	Date Acquired	Property Type	Loan Type	Book Value as of December 31, 2010 (1)	Maturity Date (3)
Roseville Commerce Center Mortgage Portfolio
Roseville, California
Roseville Commerce Center First Mortgage I (2)	09/10/2010	Industrial/Flex	Non-Performing Mortgage (3)	$4,111,814	09/15/2011
Roseville Commerce Center First Mortgage II (2)	09/10/2010	Industrial/Flex	Non-Performing Mortgage (3)	1,700,372	09/15/2011
Roseville Commerce Center First Mortgage III (2)	09/10/2010	Land	Non-Performing Mortgage (3)	157,430	09/15/2011

Total Roseville Commerce Center Mortgage Portfolio				5,969,616

Northridge Center I & II First Mortgage Atlanta, Georgia	12/08/2010	Office	Non-Performing Mortgage (3)	7,257,123	02/11/2012

				$13,226,739

(1)

Outstanding principal balance as of December 31, 2010 represents original principal balance outstanding under the loan, increased for any subsequent fundings and reduced for any principal paydowns. As these are non-performing loans, the Company does not anticipate the outstanding principal balance to be repaid at maturity or otherwise.

(2)	Book value of real estate loans receivable represents outstanding principal balance adjusted for unamortized acquisition discounts, origination fees, and direct origination and acquisition costs.
(3)	Maturity dates are as of December 31, 2010. As these are non-performing loans, the Company does not anticipate the outstanding principal balance to be repaid at maturity or otherwise.
(4)

The Company does not expect non-performing mortgages to perform in accordance with their contractual terms, including the repayment of the principal amount outstanding under the loans, the payment of interest at the stated amount on the face of notes or the repayment of the loans upon their maturity date.

The following summarizes the activity related to real estate loans receivable for the year ended December 31, 2010:

Face value of real estate loans receivable acquired	$33,559,399
Discount on purchase price of real estate loans receivable	(17,883,538)
Closing costs on purchase of real estate loans receivable	325,878
Foreclosure of Academy Point Atrium I	(2,775,000)

Real estate loans receivable - December 31, 2010	$13,226,739

During the year ended December 31, 2010, the Company acquired five non-performing first mortgage loans, including one first mortgage loan that was foreclosed in November 2010. With respect to non-performing loans, the Company explores various strategies including, but not limited to, one or more of the following: (i) negotiating with the borrowers for a reduced payoff, (ii) restructuring the terms of the loans and (iii) enforcing the Company’s rights as lenders under these loans and foreclosing on the collateral securing the loans.

Recent Acquisitions

Academy Point Atrium I First Mortgage

On September 7, 2010, the Company, through an indirect wholly owned subsidiary, purchased, at a discount, a non-performing first mortgage loan (the “Academy Point Atrium I First Mortgage”) for $2.8 million plus closing costs from a seller unaffiliated with the Company or the Advisor. The borrower under the loan is also not affiliated with the Company or the Advisor. The property securing the loan is a two-story office building constructed in 1981. The office building contains 92,099 rentable square feet and is part of a two-building campus located on approximately 7.22 acres of land at 1250 Academy Park Loop in Colorado Springs, Colorado. On November 3, 2010, the Company foreclosed on the loan and took title to the building. See Note 4, “Real Estate.”

KBS STRATEGIC OPPORTUNITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010

Roseville Commerce Center Mortgage Portfolio

On September 10, 2010, the Company, through an indirect wholly owned subsidiary, purchased three separate non-performing first mortgage loans (collectively, the “Roseville Commerce Center Mortgage Portfolio”). The Company acquired all three loans at varying discounts from a seller unaffiliated with the Company or the Advisor. The first loan (the “Roseville Commerce Center First Mortgage I”) is secured by three industrial flex buildings containing 68,431 rentable square feet and was acquired for $4.0 million plus closing costs. The second loan (the “Roseville Commerce Center First Mortgage II”) is secured by two industrial flex buildings containing 44,910 rentable square feet and was acquired for $1.7 million plus closing costs. The third loan (the “Roseville Commerce Center First Mortgage III”) is secured by four parcels of partially improved land encompassing 6.0 acres and was acquired for $0.2 million plus closing costs. The borrowers under each of the three loans in the Roseville Commerce Center Mortgage Portfolio are not affiliated with the Company or the Advisor. The collateral securing the loans in the Roseville Commerce Center Mortgage Portfolio is located at 10556-10612 Industrial Avenue in Roseville, California. All three first mortgage loans are cross-defaulted. As the loans were non-performing at acquisition, the Roseville Commerce Center Mortgage Portfolio was placed on non-accrual status.

Northridge Center I & II Mortgage

On December 8, 2010, the Company, through an indirect wholly owned subsidiary, purchased, at a discount, a non-performing first mortgage loan (the “Northridge Center I & II Mortgage”) for $7.1 million plus closing costs. The Company acquired the loan from a seller unaffiliated with the Company or the Advisor. The borrowers under the Northridge Center I & II Mortgage are not affiliated with us or the Company’s advisor. The Northridge Center I & II Mortgage is secured by two office buildings containing 188,509 rentable square feet constructed in 1985 and 1989, respectively. The buildings are located at 365-375 Northridge Road in Atlanta, Georgia. As the loan was non-performing at acquisition, the Northridge Center I & II Mortgage was placed on non-accrual status.

4.	REAL ESTATE

As of December 31, 2010, the Company owned two office properties, encompassing approximately 126,929 rentable square feet. The following table provides summary information regarding the properties owned by the Company as of December 31, 2010:

Property	Date Acquired	City	State	Property Type	Land	Building and Improvements	Tenant Origination and Absorption	Total Real Estate at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net
Village Overlook Buildings	08/02/2010	Stockbridge	GA	Office	$440,000	$1,201,537	$221,385	$1,862,922	$(185,847)	$1,677,075
Academy Point Atrium I (1)	11/03/2010	Colorado Springs	CO	Office	1,650,000	1,223,273	—	2,873,273	(3,711)	2,869,562

					$2,090,000	$2,424,810	$221,385	$4,736,195	$(189,558)	$4,546,637

(1) The Company acquired the Academy Point Atrium I First Mortgage on September 7, 2010 as a non-performing mortgage loan. On November 3, 2010, the Company foreclosed on the property securing the loan, Academy Point Atrium I, and took title to the building.

Operating Leases

The Company’s real estate property is leased to tenants under operating leases for which the terms and expirations vary. As of December 31, 2010, the leases have remaining terms of up to 1.9 years with a weighted-average remaining term of 0.4 years. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit and/or a letter of credit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $32,000 as of December 31, 2010.

KBS STRATEGIC OPPORTUNITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010

As of December 31, 2010, the future minimum rental income from the Company’s property under non-cancelable operating leases is as follows:

2011	$113,599
2012	27,526

$141,125

As of December 31, 2010, the Company owned two real estate properties. One property was vacant and the other property was 59% leased to six tenants in the medical services industry. Accordingly, as of December 31, 2010, the Company had a concentration of credit risk related to tenants in the medical services industry.

Recent Acquisitions

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

Academy Point Atrium I

On October 6, 2010, the Company was the successful bidder at the foreclosure sale of the property securing the Academy Point Atrium I First Mortgage and on November 3, 2010, the Company formally received title to the property. The property is a two-story office building containing 92,099 rentable square feet in Colorado Springs, Colorado (“Academy Point Atrium I”). Academy Point Atrium I is part of a two building campus located on approximately 7.22 acres of land. The building is currently vacant. The purchase price of the Academy Point Atrium I First Mortgage was $2.8 million.

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

Real estate loans receivable: These instruments are presented in the accompanying consolidated balance sheets at their amortized cost and not at fair value. The fair values of real estate loans receivable were estimated using an internal valuation model that considered the expected cash flows for the loans, underlying collateral values (for collateral-dependent loans) and estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements.

KBS STRATEGIC OPPORTUNITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010

The following are the carrying amounts and fair values of the Company’s financial instruments as of December 31, 2010:

	December 31, 2010
	Face Value	Carrying Amount	Fair Value
Financial assets:
Real estate loans receivable	$27,483,336	$13,226,739	$12,950,000

Disclosure of the fair value of financial instruments is based on pertinent information available to the Company at December 31, 2010 and requires a significant amount of judgment. Despite increased capital market and credit market activity, transaction volume for certain financial instruments remains relatively low. This has made the estimation of fair values difficult and, therefore, both the actual results and the Company’s estimate of value at a future date could be materially different.

During the year ended December 31, 2010, the Company measured the following non-financial asset at fair value:

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Nonrecurring Basis:
Investments in real estate (1)	$1,800,000	$—	$—	$1,800,000
Foreclosed real estate (1)	2,775,000	—	—	2,775,000

Total Assets	$4,575,000	$—	$—	$4,575,000

(1) Amount reflects acquisition date fair value of real estate acquired.

6.	RELATED PARTY TRANSACTIONS

The Company has entered into an Advisory Agreement with the Advisor and a Dealer Manager Agreement with the Dealer Manager. These agreements entitle the Advisor and the Dealer Manager to specified fees upon the provision of certain services with regard to the Offering, the investment of funds in real estate and real estate-related investments, and the disposition of real estate and real estate-related investments (including the discounted payoff of non-performing loans) among other services, as well as reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company (as discussed in Note 2, “Summary of Significant Accounting Policies”) and certain costs incurred by the Advisor in providing services to the Company. The Advisor and Dealer Manager also serve as the advisor and dealer manager, respectively, for KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment II, Inc., KBS Real Estate Investment Trust III, Inc. and KBS Legacy Partners Apartment REIT, Inc. During the year ended December 31, 2010, no transactions occurred between the Company and these entities.

KBS STRATEGIC OPPORTUNITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010

Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the years ended December 31, 2010 and 2009, and any related amounts payable as of December 31, 2010 and 2009:

	Incurred in the Year Ended		Payable as of
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
Expensed
Asset management fees (1)	$30,089	$—	$—	$—
Reimbursable operating expenses (2)	461,847	346,254	312,259	—
Acquisition fees on real properties	46,373	—	—	—

Additional Paid-in Capital
Selling commissions	2,618,103	—	—	—
Dealer manager fees	1,498,209	—	—	—
Reimbursable other offering costs	3,437,433	—	66,025	—

Capitalized
Acquisition and origination fees on real estate loans receivable	130,490	—	—	—

	$8,222,544	$346,254	$378,284	$—

(1) See Note 2, “Summary of Significant Accounting Policies – Related Party Transactions – Asset Management Fee.”

(2) In addition, the Advisor may seek reimbursement for employee costs under the Advisory Agreement. Beginning July 1, 2010, the Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These were the only employee costs reimbursable under the Advisory Agreement as of December 31, 2010. The Company will not reimburse for employee costs in connection with services for which KBS Capital Advisors earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers.

As of December 31, 2010 and 2009, the Advisor had incurred organization and offering costs on behalf of the Company of approximately $3.4 million and $1.9 million, respectively, which amounts represent the Company’s maximum liability for organization and offering costs as of December 31, 2010 and 2009. The Company will be liable for such costs up to an amount that, when combined with selling commissions and dealer manager fees, do not exceed 15% of the gross proceeds of the Offering. As of December 31, 2010, the Company had recorded organization and offering costs (other than selling commissions and dealer manager fees) of $3.4 million, of which $3.3 million has been reimbursed to the Advisor during the year ended December 31, 2010; no organization and offering costs were recognized as of December 31, 2009 as the Minimum Number of Shares of the Company’s common stock had not been issued.

7.	SEGMENT INFORMATION

The Company presently operates in two business segments based on its investment types: real estate-related and real estate. Under the real estate-related segment, the Company has invested in non-performing first mortgage loans. Under the real estate segment, the Company has invested in office properties. All revenues earned from the Company’s two operating segments were from external customers and there were no intersegment sales or transfers. The Company does not allocate corporate-level accounts to its operating segments. Corporate-level accounts include corporate general and administrative expenses, non-operating interest income, non-operating interest expense and other corporate-level expenses. The accounting policies of the segments are consistent with those described in Note 2, “Summary of Significant Accounting Policies.”

KBS STRATEGIC OPPORTUNITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010

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

The following tables summarize total revenues and NOI for each reportable segment for the year ended December 31, 2010 and total assets and total liabilities for each reportable segment as of December 31, 2010:

For the Year Ended December 31, 2010
Revenues:
Real estate-related segment	$130,945
Real estate segment	177,150

Total segment revenues	$308,095

NOI:
Real estate-related segment	$110,207
Real estate segment	(95,206)

Total NOI	$15,001

As of December 31, 2010
Assets:
Real estate-related segment	$13,832,097
Real estate segment	4,637,422

Total segment assets	18,469,519
Corporate-level (1)	23,934,641

Total assets	$42,404,160

Liabilities:
Real estate-related segment	$563,377
Real estate segment	295,428

Total segment liabilities	858,805
Corporate-level (2)	487,340

Total liabilities	$1,346,145

(1) Corporate-level assets consisted primarily of net proceeds from the Offering being held in the form of cash and cash equivalents of approximately $23.5 million as of December 31, 2010.

(2) As of December 31, 2010, corporate-level liabilities primarily consisted of transfer agent costs, professional fees and independent director fees payable.

KBS STRATEGIC OPPORTUNITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010

The following table reconciles the Company’s net loss to its NOI for the year ended December 31, 2010:

Net loss	$(1,974,928)
Other interest income	(17,841)
Real estate acquisition fees and expenses	114,275
Real estate acquisition fees and expenses to affiliate	46,373
General and administrative expenses	1,635,437
Depreciation and amortization	211,685

NOI	$15,001

8.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2010 and 2009:

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$—	$—	$74,682	$233,413
Net loss	$(2,646)	$(603,552)	$(459,785)	$(908,945)
Net loss per common share, basic and diluted	$(0.13)	$(0.74)	$(0.23)	$(0.24)
Distributions declared per common share	$—	$—	$—	$—

	2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$—	$—	$—	$—
Net loss	$—	$—	$—	$(7,344)
Net loss per common share, basic and diluted	$—	$—	$—	$(0.37)
Distributions declared per common share(2)	$—	$—	$—	$—

9.	COMMITMENTS AND CONTINGENCIES

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

December 31, 2010

Legal Matters

From time to time, the Company may become party to legal proceedings that arise in the ordinary course of its business. Management is not aware of any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on its results of operations or financial condition.

10.	SUBSEQUENT EVENTS

The Company evaluates subsequent events up until the date the consolidated financial statements are issued.

Status of the Offering

The Company commenced its Offering on November 20, 2009. As of March 9, 2011, the Company had sold 6,401,485 shares of common stock in the Offering for gross offering proceeds of $63.2 million, all of which were sold in the primary offering.

KBS STRATEGIC OPPORTUNITY REIT, INC.

SCHEDULE III

REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION

December 31, 2010

				Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances	Land	Building and Improvements (1)	Total	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements (1)	Total (2)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
Village Overlook Buildings	Stockbridge, GA	100%	$—	$440,000	$1,332,235	$1,772,235	$112,748	$440,000	$1,422,922	$1,862,922	$(185,847)	1993	08/02/2010
Academy Point Atrium I (3)	Colorado Springs, CO	100%	—	1,650,000	1,223,273	2,873,273	—	1,650,000	1,223,273	2,873,273	(3,711)	1981	11/03/2010

		TOTAL	$—	$2,090,000	$2,555,508	$4,645,508	$112,748	$2,090,000	$2,646,195	$4,736,195	$(189,558)

(1) Building and improvements include tenant origination and absorption costs.

(2) The aggregate cost of real estate for federal income tax purposes was $4.9 million as of December 31, 2010.

(3) The Company acquired the Academy Point Atrium I First Mortgage on September 7, 2010 as a non-performing mortgage loan. On November 3, 2010, the Company foreclosed on the property securing the loan, Academy Point Atrium I, and took title to the building.

KBS STRATEGIC OPPORTUNITY REIT, INC.

SCHEDULE III

REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)

December 31, 2010

Real estate:
Balance at December 31, 2009	$—
Acquisitions (1)	4,645,508
Improvements	112,748
Write-off of fully depreciated and fully amortized assets	(22,061)

Balance at December 31, 2010	$4,736,195

Accumulated depreciation:
Balance at December 31, 2009	$—
Depreciation expense	211,619
Write-off of fully depreciated and fully amortized assets	(22,061)

Balance at December 31, 2010	$189,558

(1) Acquisitions include Academy Point Atrium I, which the Company acquired through foreclosure of the Academy Point Atrium I First Mortgage.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on March 11, 2011.

KBS STRATEGIC OPPORTUNITY REIT, INC.

By:	/S/ KEITH D. HALL
Keith D. Hall
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/S/ KEITH D. HALL Keith D. Hall	Chief Executive Officer and Director	March 11, 2011

/S/ PETER MCMILLAN III Peter McMillan III	Chairman of the Board, President and Director	March 11, 2011

/S/ DAVID E. SNYDER David E. Snyder	Chief Financial Officer	March 11, 2011

/S/ STACIE K. YAMANE Stacie K. Yamane	Chief Accounting Officer	March 11, 2011

/S/ MICHAEL L. MEYER Michael L. Meyer	Director	March 11, 2011

/S/ WILLIAM M. PETAK William M. Petak	Director	March 11, 2011

/S/ ERIC J. SMITH Eric J. Smith	Director	March 11, 2011