Form 10-K/A
period 2010-12-31
KBS Strategic Opportunity REIT, Inc.
filed 2011-04-19
CIK 1452936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of April 15, 2011, there were 7,351,281 outstanding shares of common stock of the Registrant.

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, in order to revise the Chief Executive Officer and Chief Financial Officer certifications originally filed as Exhibits 31.1 and 31.2, which inadvertently omitted certain language required to be included. This Form 10-K/A is limited in scope to the foregoing, and should be read in conjunction with the Form 10-K and our other filings with the SEC.

This Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures affected by subsequent events.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(b)	Exhibits

The following exhibits are filed as part of this Form 10-K/A:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on April 19, 2011.

KBS STRATEGIC OPPORTUNITY REIT, INC.

By:	/s/ Keith D. Hall
Keith D. Hall
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ KEITH D. HALL Keith D. Hall	Chief Executive Officer and Director	April 19, 2011

/s/ PETER MCMILLAN III Peter McMillan III	Chairman of the Board, President and Director	April 19, 2011

/s/ DAVID E. SNYDER David E. Snyder	Chief Financial Officer	April 19, 2011

/s/ STACIE K. YAMANE Stacie K. Yamane	Chief Accounting Officer	April 19, 2011

/s/ MICHAEL L. MEYER Michael L. Meyer	Director	April 19, 2011

/s/ WILLIAM M. PETAK William M. Petak	Director	April 19, 2011

/s/ ERIC J. SMITH Eric J. Smith	Director	April 19, 2011