Form 10-Q
period 2011-03-31
KBS Strategic Opportunity REIT, Inc.
filed 2011-05-06
CIK 1452936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-54382

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

As of May 3, 2011, there were 8,055,894 outstanding shares of common stock of KBS Strategic Opportunity REIT, Inc.

KBS STRATEGIC OPPORTUNITY REIT, INC.

FORM 10-Q

March 31, 2011

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

KBS STRATEGIC OPPORTUNITY REIT, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2011	December 31, 2010
	(unaudited)
Assets
Real estate loans receivable, net	$26,080	$13,227
Real estate, net	11,152	4,547

Total real estate and real estate-related investments, net	37,232	17,774
Cash and cash equivalents	18,508	23,642
Rents and other receivables	21	47
Above-market leases, net	280	27
Prepaid expenses and other assets	413	914

Total assets	$56,454	$42,404

Liabilities and stockholders’ equity
Accounts payable and accrued liabilities	$553	$917
Due to affiliates	178	378
Other liabilities	55	51

Total liabilities	786	1,346

Commitments and contingencies (Note 8)

Stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 6,916,381 and 5,132,988 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	69	52
Additional paid-in capital	58,284	42,988
Accumulated deficit	(2,685)	(1,982)

Total stockholders’ equity	55,668	41,058

Total liabilities and stockholders’ equity	$56,454	$42,404

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues:
Interest income from real estate loans receivable	$206	$—
Rental income	117	—
Tenant reimbursements	14	—

Total revenues	337	—

Expenses:
Operating, maintenance, and management	108	—
Real estate taxes and insurance	56	—
Asset management fees to affiliate	41	—
Real estate acquisition fees and expenses	140	—
Real estate acquisition fees and expenses to affiliate	79	—
General and administrative expenses	439	3
Depreciation and amortization	193	—

Total expenses	1,056	3

Other income:
Other interest income	16	—

Net loss	$(703)	$(3)

Net loss per common share, basic and diluted	$(0.12)	$(0.13)

Weighted-average number of common shares outstanding, basic and diluted	6,002,627	20,000

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Year Ended December 31, 2010 and the Three Months Ended March 31, 2011 (unaudited)

(dollars in thousands)

	Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amounts	Paid-in Capital	Deficit	Equity
Balance, December 31, 2009	20,000	$1	$199	$(7)	$193
Issuance of common stock	5,112,988	51	50,349	—	50,400
Commissions on stock sales and related dealer manager fees to affiliate	—	—	(4,116)	—	(4,116)
Other offering costs	—	—	(3,444)	—	(3,444)
Net loss	—	—	—	(1,975)	(1,975)

Balance, December 31, 2010	5,132,988	$52	$42,988	$(1,982)	$41,058
Issuance of common stock	1,783,393	17	17,671	—	17,688
Commissions on stock sales and related dealer manager fees to affiliate	—	—	(1,544)	—	(1,544)
Other offering costs	—	—	(831)	—	(831)
Net loss	—	—	—	(703)	(703)

Balance, March 31, 2011	6,916,381	$69	$58,284	$(2,685)	$55,668

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2011	2010
Cash Flows from Operating Activities:
Net loss	$(703)	$(3)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	193	—
Deferred rent	(3)	—
Amortization of above- and below-market leases, net	30	—
Changes in assets and liabilities:
Rents and other receivables	29	—
Prepaid expenses and other assets	501	—
Accounts payable and accrued liabilities	(374)	—
Due to affiliates	(301)	—
Other liabilities	(8)	—

Net cash used in operating activities	(636)	(3)

Cash Flows from Investing Activities:
Additions to real estate	(96)	—
Investments in real estate	(407)
Investments in real estate loans receivable	(19,953)	—
Principal repayments on real estate loans receivable	544	—

Net cash used in investing activities	(19,912)	—

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	17,688	—
Payments of commissions on stock sales and related dealer manager fees	(1,544)	—
Payments of other offering costs	(730)	—

Net cash provided by financing activities	15,414	—

Net decrease in cash and cash equivalents	(5,134)	(3)
Cash and cash equivalents, beginning of period	23,642	193

Cash and cash equivalents, end of period	$18,508	$190

Supplemental Disclosure of Noncash Transaction:
Investment in real estate acquired through foreclosure	$6,556	$—

Increase in other offering costs due to affiliates	$101	$—

Increase in capital expenses payable	$10	$—

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(unaudited)

1. ORGANIZATION

KBS Strategic Opportunity REIT, Inc. (the “Company”) was formed on October 8, 2008 as a Maryland corporation and has elected to be taxed as a real estate investment trust (“REIT”) beginning with the taxable year ending December 31, 2010. The Company conducts its business primarily through KBS Strategic Opportunity Limited Partnership (the “Operating Partnership”), a Delaware limited partnership formed on December 10, 2008. The Company is the sole general partner of and owns a 0.1% partnership interest in the Operating Partnership. KBS Strategic Opportunity Holdings LLC (“REIT Holdings”), a Delaware limited liability company formed on December 9, 2008, owns the remaining 99.9% interest in the Operating Partnership and is its sole limited partner. The Company is the sole member and manager of REIT Holdings.

Subject to certain restrictions and limitations, the business of the Company is externally managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement the Company renewed with the Advisor on October 8, 2010 as amended on November 9, 2010 (the “Advisory Agreement”). The Advisor conducts the Company’s operations and manages its portfolio of real estate-related loans, real estate-related debt securities and other real estate-related investments. The Advisor owns 20,000 shares of the Company’s common stock. The Company has no paid employees.

The Company expects to invest in and manage a diverse portfolio of real estate-related loans, real estate-related debt securities and other real estate-related investments. Such investments may include the origination and acquisition of mortgage, mezzanine, bridge and other real estate-related loans, investments in real estate-related debt securities such as residential and commercial mortgage-backed securities and collateralized debt obligations and investments in opportunistic real estate. The Company may also invest in entities that make similar investments. Additionally, the Company expects to acquire real estate properties through acquisition or foreclosure. As of March 31, 2011, the Company owned four first mortgage loans and three office properties.

On January 8, 2009, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the ”SEC”) to offer a minimum of 250,000 shares and a maximum of 140,000,000 shares of common stock for sale to the public (the “Offering”), of which 100,000,000 shares were registered in a primary offering and 40,000,000 shares were registered under the Company’s dividend reinvestment plan. The SEC declared the Company’s registration statement effective on November 20, 2009 and the Company retained KBS Capital Markets Group LLC (the “Dealer Manager”), an affiliate of the Company, to serve as the dealer manager of the Offering pursuant to a dealer manager agreement, as amended and restated on April 6, 2010 (the “Dealer Manager Agreement”). The Dealer Manager is responsible for marketing the Company’s shares being offered pursuant to the Offering. The Company intends to use substantially all of the net proceeds from the Offering to invest in a diverse portfolio of real estate-related loans, real estate-related debt securities and other real estate-related investments, as described above.

As of March 31, 2011, the Company had sold 6,896,381 shares of common stock in the Offering for gross offering proceeds of $68.1 million, all of which were sold in the primary offering.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2011

(unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company, REIT Holdings, the Operating Partnership and their direct and indirect wholly owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K filed with the SEC. Any reference to the number of properties and square footage are unaudited and outside the scope of the Company’s independent registered public accounting firm’s review of the financial statements in accordance with the Standards of United States Public Company Accounting Oversight Board.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.

Revenue Recognition

Real Estate Loans Receivable

Interest income on the Company’s real estate loans receivable is recognized on an accrual basis over the life of the investment using the interest method. Direct loan origination or acquisition fees and costs, as well as acquisition premiums or discounts, are amortized over the term of the loan as an adjustment to interest income. The Company places loans on nonaccrual status when any portion of principal or interest is 90 days past due, or earlier when concern exists as to the ultimate collection of principal or interest. When a loan is placed on nonaccrual status, the Company reverses the accrual for unpaid interest and generally does not recognize subsequent interest income until cash is received, or the loan returns to accrual status. Generally, a loan may be returned to accrual status when all delinquent principal and interest are brought current in accordance with the terms of the loan agreement and certain performance criteria have been met. As of March 31, 2011, all of the Company’s investments in loans receivable were on nonaccrual status.

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

KBS STRATEGIC OPPORTUNITY REIT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2011

(unaudited)

Real Estate

The Company recognizes minimum rent, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related leases when collectibility is reasonably assured and records amounts expected to be received in later years as deferred rent receivable. If the lease provides for tenant improvements, the Company determines whether the tenant improvements, for accounting purposes, are owned by the tenant or by the Company. When the Company is the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance that is funded is treated as a lease incentive and amortized as a reduction of revenue over the lease term. Tenant improvement ownership is determined based on various factors including, but not limited to:

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

The Company makes estimates of the collectibility of its tenant receivables related to base rents, including deferred rents, expense reimbursements and other revenue or income. Management specifically analyzes accounts receivable, deferred rents receivable, historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, management makes estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectibility of the related receivable. In some cases, the ultimate resolution of these claims can exceed one year. When a tenant is in bankruptcy, the Company will record a bad debt reserve for the tenant’s receivable balance and generally will not recognize subsequent rental revenue until cash is received or until the tenant is no longer in bankruptcy and has the ability to make rental payments.

Cash and Cash Equivalents

The Company recognizes interest income on its cash and cash equivalents as it is earned and classifies such amounts as other interest income.

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

KBS STRATEGIC OPPORTUNITY REIT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2011

(unaudited)

As of March 31, 2011, there were no loan loss reserves and the Company did not record any impairment losses related to the real estate loans receivable during the three months ended March 31, 2011. However, in the future, the Company may experience losses from its investments in loans receivable requiring the Company to record loan loss reserves. Realized losses on individual loans could be material and significantly exceed any recorded reserves.

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

Real Estate

Real Estate Acquisition Valuation

The Company records the acquisition of income-producing real estate or real estate that will be used for the production of income as a business combination. All assets acquired and liabilities assumed in a business combination are measured at their acquisition-date fair values. Acquisition costs are expensed as incurred and restructuring costs that do not meet the definition of a liability at the acquisition date are expensed in periods subsequent to the acquisition date. During the three months ended March 31, 2011, the Company received a deed-in-lieu of foreclosure related to a non-performing loan receivable, recorded the acquisition as a business combination and expensed $0.2 million of acquisition costs.

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

March 31, 2011

(unaudited)

Impairment of Real Estate and Related Intangible Assets and Liabilities

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets and liabilities may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, the Company assesses the recoverability by estimating whether the Company will recover the carrying value of the real estate and related intangible assets and liabilities through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities. The Company did not record any impairment losses on its real estate and related intangible assets and liabilities during the three months ended March 31, 2011 and 2010.

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

When available, the Company utilizes quoted market prices from independent third-party sources to determine fair value and classifies such items in Level 1 or Level 2. In instances where the market for a financial instrument is not active, regardless of the availability of a nonbinding quoted market price, observable inputs might not be relevant and could require the Company to make a significant adjustment to derive a fair value measurement. Additionally, in an inactive market, a market price quoted from an independent third party may rely more on models with inputs based on information available only to that independent third party. When the Company determines the market for a financial instrument owned by the Company to be illiquid or when market transactions for similar instruments do not appear orderly, the Company uses several valuation sources (including internal valuations, discounted cash flow analysis and quoted market prices) and establishes a fair value by assigning weights to the various valuation sources. Additionally, when determining the fair value of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available, the Company measures fair value using (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities when traded as assets or (ii) another valuation technique that is consistent with the principles of fair value measurement, such as the income approach or the market approach.

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

March 31, 2011

(unaudited)

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

Dividend Reinvestment Plan

The Company has adopted a dividend reinvestment plan (the “DRP”) through which common stockholders may elect to reinvest an amount equal to the distributions declared on their shares in additional shares of the Company’s common stock in lieu of receiving cash distributions. The initial purchase price per share under the DRP will be $9.50. Once the Company establishes an estimated value per share, shares issued pursuant to the dividend reinvestment plan will be priced at the estimated value per share of the Company’s common stock, as determined by the Advisor or another firm chosen for that purpose. The Company expects to establish an estimated value per share after the completion of its offering stage. The offering stage will be considered complete when the Company is no longer publicly offering equity securities – whether through the Offering or follow-on public offerings – and has not done so for 18 months. No selling commissions or dealer manager fees will be paid on shares sold under the DRP. The board of directors of the Company may amend or terminate the DRP for any reason upon 10 days’ notice to participants. As of March 31, 2011, no shares have been issued under the DRP.

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

March 31, 2011

(unaudited)

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

Notwithstanding the above, the redemption price for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” will initially be the amount paid to acquire the shares from the Company. Furthermore, once the Company establishes an estimated value per share of its common stock, the redemption price per share for all stockholders will be equal to the estimated value per share, as determined by the Advisor or another firm chosen for that purpose. The Company currently expects to establish an estimated value per share no later than the completion of its offering stage. The offering stage will be considered complete when the Company is no longer publicly offering equity securities – whether through the primary offering or a follow-on public offering – and has not done so for up to 18 months. “Public equity offering” for this purpose does not include offerings on behalf of selling stockholders or offerings related to a dividend reinvestment plan, employee benefit plan or the redemption of interests in the Operating Partnership.

The Company’s board of directors may amend, suspend or terminate the share redemption program with 30 days’ notice to its stockholders. The Company may provide this notice by including such information in a Current Report on Form 8-K or in the Company’s annual or quarterly reports, all publicly filed with the SEC, or by a separate mailing to its stockholders.

The Company records amounts that are redeemable under the share redemption program as redeemable common stock in its consolidated balance sheets because the shares will be mandatorily redeemable at the option of the holder and therefore their redemption will be outside the control of the Company. The maximum amount redeemable under the Company’s share redemption program is limited to the number of shares the Company could redeem with the amount of the net proceeds from the sale of shares under the DRP during the prior calendar year. However, because the amounts that can be redeemed in future periods will be determinable and only contingent on an event that is likely to occur (e.g., the passage of time) the Company presents the net proceeds from the current year and prior year DRP, net of current year redemptions, as redeemable common stock in its consolidated balance sheets.

The Company classifies financial instruments that represent a mandatory obligation of the Company to redeem shares as liabilities. The Company’s redeemable common shares are contingently redeemable at the option of the holder. When the Company determines it has a mandatory obligation to redeem shares under the share redemption program, it will reclassify such obligations from temporary equity to a liability based upon their respective settlement values.

As described above, the Company limits the dollar value of shares that may be redeemed under the share redemption program to the amount of net proceeds from the issuance of shares under the DRP during the prior calendar year. The Company did not declare any distributions to its stockholders during the year ended December 31, 2010. Accordingly, because of the restriction, the Company has no funds available for redemption under the share redemption program in 2011. Through March 31, 2011, no shares had been redeemed by the Company.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2011

(unaudited)

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

The Company records all related party fees as incurred, subject to any limitations described in the Advisory Agreement. The Company has not incurred any disposition fees, subordinated participation in net cash flows, or subordinated incentive listing fees through March 31, 2011.

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

Organization and Offering Costs

Certain organization and offering costs (other than selling commissions and dealer manager fees) of the Company may be paid by the Advisor, the Dealer Manager or their affiliates on behalf of the Company. These offering costs include all expenses incurred by the Company in connection with the Offering. Organization costs include all expenses incurred by the Company in connection with the formation of the Company, including but not limited to legal fees and other costs to incorporate the Company.

Pursuant to the Advisory Agreement and the Dealer Manager Agreement, the Company is obligated to reimburse the Advisor, the Dealer Manager or their affiliates, as applicable, for organization and offering costs paid by them on behalf of the Company, provided that the Advisor is obligated to reimburse the Company to the extent selling commissions, dealer manager fees and other organization and offering costs incurred by the Company in the Offering exceed 15% of gross offering proceeds. As a result, the Company is only liable for these costs up to an amount that, when combined with selling commissions and dealer manager fees, does not exceed 15% of the gross proceeds of the offering.

As of March 31, 2011, the Company’s selling commissions, dealer manager fees, and organization and other offering costs did not exceed 15% of the gross offering proceeds. Through March 31, 2011, the Company had sold 6,896,381 shares in the Offering for gross offering proceeds of $68.1 million and recorded organization and other offering costs of $4.3 million and selling commissions and dealer manager fees of $5.7 million. Organization and offering costs, which include selling commissions and dealer manager fees, are charged as incurred as a reduction to stockholders’ equity.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2011

(unaudited)

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

Income Taxes

The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the Company’s annual REIT taxable income to its stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to federal income tax on income that it distributes as dividends to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially and adversely affect the Company’s net income and net cash available for distribution to stockholders. However, the Company believes that it is organized and operates in such a manner as to qualify for treatment as a REIT.

Segments

The Company’s segments are based on the Company’s method of internal reporting, which classifies its operations by investment type: real estate-related and real estate. For financial data by segment, see Note 7, “Segment Information.”

General and Administrative Expenses

General and administrative expenses, totaling $0.4 million for the three months ended March 31, 2011, consisted primarily of $0.2 million of legal fees, $0.1 million of audit related fees, and $0.1 million of transfer agent fees. Other general and administrative expenses include board of directors fees, bank and other professional fees. As of March 31, 2011, the Company had accrued $0.3 million in general and administrative expenses.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2011

(unaudited)

Per Share Data

Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three months ended March 31, 2011 and 2010.

Recently Issued Accounting Standards Updates

In April 2011, the FASB issued ASU No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“ASU No. 2011-02”). ASU No. 2011-02 updated accounting guidance to clarify certain determining factors, such as when a concession has been granted and when a debtor is experiencing financial difficulties, in evaluating whether or not a debt restructuring is deemed to be a “Troubled Debt Restructuring.” The amendments in this update are effective for the first interim or annual period beginning on or after June 15, 2011, and are applied retrospectively to the beginning of the annual period of adoption. The Company is currently assessing the impact the adoption of ASU No. 2011-02 will have on its consolidated financial statements. The adoption of ASU No. 2011-02 could result in an increase of future debt restructurings, if any, recorded as “Troubled Debt Restructurings,” which could have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU No. 2010-20”). ASU No. 2010-20 requires the Company to provide a greater level of disaggregated information about the credit quality of its financing receivables and its allowance for credit losses. This ASU also requires the Company to disclose additional information related to credit quality indicators, past due information, information related to loans modified in a troubled debt restructuring and significant purchases and sales of financing receivables disaggregated by portfolio segment. ASU No. 2010-20 was initially effective for interim and annual periods ending on or after December 15, 2010. As this ASU amends only the disclosure requirements for loans and the allowance for credit losses, the adoption of ASU No. 2010-20 is not expected to have a significant impact on the Company’s financial statements. In January 2011, the FASB issued ASU No. 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20 (“ASU No. 2011-01”). ASU No. 2011-01 announced that it was deferring the effective date of new disclosure requirements for troubled debt restructurings prescribed by ASU No. 2010-20. The effective date for those disclosures will be concurrent with the effective date for proposed ASU No. 2010-20. The proposed guidance in ASU No. 2010-20 is effective for interim and annual periods beginning after June 15, 2011, in conjunction with the effective date of ASU No. 2011-02. The adoption of ASU No. 2010-20 may require additional disclosures, but the Company does not expect the adoption to have a material impact on the Company’s consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2011

(unaudited)

3. REAL ESTATE LOANS RECEIVABLE

As of March 31, 2011 and December 31, 2010, the Company, through wholly owned subsidiaries, had invested in real estate loans receivable as follows (in thousands):

Loan Name Location of Related Property or Collateral	Date Acquired/ Originated	Property Type	Loan Type (1)	Book Value as of March 31, 2011 (2)	Book Value as of December 31, 2010 (2)	Maturity Date (3)
Roseville Commerce Center Mortgage Portfolio Roseville, California
Roseville Commerce Center First Mortgage I	09/10/2010	Industrial/Flex	Non-Performing Mortgage	$4,112	$4,112	09/15/2011
Roseville Commerce Center First Mortgage II	09/10/2010	Industrial/Flex	Non-Performing Mortgage	1,700	1,700	09/15/2011
Roseville Commerce Center First Mortgage III	09/10/2010	Land	Non-Performing Mortgage	158	158	09/15/2011

Total Roseville Commerce Center Mortgage Portfolio				5,970	5,970
Northridge Center I & II First Mortgage (4) Atlanta, Georgia	12/08/2010	Office	Non-Performing Mortgage	—	7,257	02/11/2012
Iron Point Business Park First Mortgage Folsom, California	03/14/2011	Office	Non-Performing Mortgage	20,110	—	03/01/2019

				$26,080	$13,227

(1) The Company does not expect non-performing mortgages to perform in accordance with their contractual terms, including the repayment of the principal amount outstanding under the loans, the payment of interest at the stated amount on the face of notes or the repayment of the loans upon their maturity date.

(2) Book value of real estate loans receivable represents outstanding principal balance adjusted for unamortized acquisition discounts, origination fees, and direct origination and acquisition costs.

(3) Maturity dates are as of March 31, 2011. As these are non-performing loans, the Company does not anticipate the outstanding principal balance to be repaid at maturity or otherwise

(4) The Company acquired the Northridge Center I & II First Mortgage on December 8, 2010 as a non-performing mortgage loan. On March 25, 2010, the Company received a deed-in-lieu of foreclosure and gained control of the property securing the loan.

The following summarizes the activity related to real estate loans receivable for the three months ended March 31, 2011 (in thousands):

Real estate loans receivable - December 31, 2010	$13,227
Face value of real estate loans receivable acquired	25,631
Discount on purchase price of real estate loans receivable	(5,881)
Principal repayments received on real estate loans receivable	(544)
Closing costs on purchase of real estate loans receivable	353
Deed received in lieu of foreclosure - Northridge Center I & II First Mortgage	(6,706)

Real estate loans receivable - March 31, 2011	$26,080

Recent Acquisition

Iron Point Business Park First Mortgage

On March 14, 2011, the Company, through an indirect wholly owned subsidiary, purchased, at a discount, a non-performing first mortgage loan (the “Iron Point Business Park First Mortgage”) for $19.8 million plus closing costs from a seller unaffiliated with the Company or the Advisor. The Iron Point Business Park First Mortgage is secured by five office buildings containing 211,056 square feet, four of which were built in 1999 and the final building in 2001. The buildings are located at 1110-1180 Iron Point Road in Folsom, California.

As this loan was non-performing at acquisition, the Iron Point Business Park First Mortgage was placed on non-accrual status and the Company did not recognize any interest income related to this real estate loan investment during the three months ended March 31, 2011.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2011

(unaudited)

4. REAL ESTATE

As of March 31, 2011, the Company owned three office properties, encompassing approximately 315,438 rentable square feet. As of March 31, 2011, these properties were 36% leased. The following table summarizes the Company’s real estate investments as of March 31, 2011 and December 31, 2010, respectively (in thousands):

	March 31, 2011	December 31, 2010
Land	$4,324	$2,090
Buildings and improvements	6,017	2,425
Tenant origination and absorption costs	1,121	221

Total real estate, cost	11,462	4,736
Accumulated depreciation and amortization	(310)	(189)

Total real estate, net	$11,152	$4,547

The following table provides summary information regarding the properties owned by the Company as of March 31, 2011 (in thousands):

Property	Date Acquired	City	State	Property Type	Land	Building and Improvements	Tenant Origination and Absorption	Total Real Estate at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net
Village Overlook Buildings	08/02/2010	Stockbridge	GA	Office	$440	$1,246	$160	$1,846	$(223)	$1,623
Academy Point Atrium I (1)	11/03/2010	Colorado Springs	CO	Office	1,650	1,275	—	2,925	(12)	2,913
Northridge Center I & II (2)	03/25/2011	Atlanta	GA	Office	2,234	3,496	961	6,691	(75)	6,616

					$4,324	$6,017	$1,121	$11,462	$(310)	$11,152

(1) The Company acquired the Academy Point Atrium I First Mortgage on September 7, 2010 as a non-performing mortgage loan. On November 3, 2010, the Company foreclosed on the property securing the loan, Academy Point Atrium I, and took title to the building.

(2) The Company acquired the Northridge Center I & II Mortgage on December 8, 2010 as a non-performing mortgage loan. On March 25, 2011, the Company received a deed-in-lieu of foreclosure and gained control of the property securing the loan.

Operating Leases

The Company’s real estate property is leased to tenants under operating leases for which the terms and expirations vary. As of March 31, 2011, the leases had remaining terms (excluding options to extend) of up to 2.8 years with a weighted-average remaining term (excluding options to extend) of 1.1 years. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit and/or a letter of credit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $44,000 as of March 31, 2011.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2011

(unaudited)

As of March 31, 2011, the future minimum rental income from the Company’s property under non-cancelable operating leases was as follows (in thousands):

April, 1 2011 through December 31, 2011	$1,401
2012	687
2013	190
2014	28

$2,306

As of March 31, 2011, the Company owned three real estate properties. One property was vacant and the other two properties, Village Overlook and Northridge Center I & II, were 59% and 49% leased, respectively. As of March 31, 2011, the Company had a concentration of credit risk related to the following tenant leases and their respective industries:

			Net Rentable Sq. Ft		Annualized Base Rent Statistics
Tenant	Property	Tenant Industry	Square Feet	% of Portfolio	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent	Annualized Base Rent per Square Foot	Lease Expiration
Old Castle, Inc.	Northridge Center I & II	Manufacturing	50,109	15.9%	$1,024	46.0%	$20.44	07/31/11
Mercury Insurance Services, LLC	Northridge Center I & II	Insurance	23,185	7.4%	487	21.9%	21.00	08/31/12

			73,294	23.3%	$1,511	67.9%

(1) Annualized base rent represents annualized contractual base rental income as of March 31, 2011, adjusted to straight-line any contractual tenant concessions, rent increases and rent decreases from the lease’s inception through the balance of the lease term.

Recent Acquisition

Northridge Center I and II

On March 25, 2011, the Company received a deed-in-lieu of foreclosure of the property securing the Northridge Center I & II First Mortgage. The property consists of two office buildings containing 188,509 rentable square feet located in Atlanta, Georgia (“Northridge Center I and II”). As of March 31, 2011, the buildings were 49% leased.

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

March 31, 2011

(unaudited)

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

The following were the carrying amounts and fair values of the Company’s financial instruments as of March 31, 2011 and December 31, 2010, which carrying amounts do not approximate the fair value (in thousands):

	March 31, 2011			December 31, 2010
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Real estate loans receivable	$40,319	$26,080	$25,600	$27,483	$13,227	$12,950

Disclosure of the fair value of financial instruments is based on pertinent information available to the Company as of March 31, 2011 and requires a significant amount of judgment. Despite increased capital market and credit market activity, transaction volume for certain financial instruments remains relatively low. This has made the estimation of fair values difficult and, therefore, both the actual results and the Company’s estimate of value at a future date could be materially different.

During the three months ended March 31, 2011, the Company measured the following non-financial asset at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Nonrecurring Basis:
Foreclosed real estate (1)	$6,962	$—	$—	$6,962

(1) Amount reflects acquisition date fair value of real estate acquired.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2011

(unaudited)

6. RELATED PARTY TRANSACTIONS

The Company has entered into the Advisory Agreement with the Advisor and the Dealer Manager Agreement with the Dealer Manager. These agreements entitle the Advisor and the Dealer Manager to specified fees upon the provision of certain services with regard to the Offering, the investment of funds in real estate and real estate-related investments, and the disposition of real estate and real estate-related investments (including the discounted payoff of non-performing loans) among other services, as well as reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company (as discussed in Note 2, “Summary of Significant Accounting Policies”) and certain costs incurred by the Advisor in providing services to the Company. The Advisor and Dealer Manager also serve as the advisor and dealer manager, respectively, for KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust II, Inc., KBS Real Estate Investment Trust III, Inc. and KBS Legacy Partners Apartment REIT, Inc. During the three months ended March 31, 2011 and 2010, no transactions occurred between the Company and these other KBS-sponsored programs.

Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three months ended March 31, 2011, and any related amounts payable as of March 31, 2011 and December 31, 2010 (in thousands):

	Incurred	Payable as of
	Three Months Ended March 31, 2011	March 31, 2011	December 31, 2010
Expensed
Asset management fees (1)	$41	$—	$—
Reimbursable operating expenses (2)	11	11	312
Acquisition fees on real properties (1)	79	—	—

Additional Paid-in Capital
Selling commissions (1)	1,013	—	—
Dealer manager fees (1)	531	—	—
Reimbursable other offering costs (1)	831	167	66

Capitalized
Acquisition and origination fees on real estate loans receivable (1)	199	—	—

	$2,705	$178	$378

(1) See Note 2, “Summary of Significant Accounting Policies – Related Party Transactions.”

(2) In addition, the Advisor may seek reimbursement for employee costs under the Advisory Agreement. Beginning July 1, 2010, the Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These were the only employee costs reimbursable under the Advisory Agreement through March 31, 2011. The Company will not reimburse for employee costs in connection with services for which KBS Capital Advisors earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2011

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

KBS STRATEGIC OPPORTUNITY REIT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2011

(unaudited)

The following tables summarize total revenues and NOI for each reportable segment for the three months ended March 31, 2011, and total assets and total liabilities for each reportable segment as of March 31, 2011 and December 31, 2010 (in thousands):

	For the Three Months Ended March 31, 2011
Revenues:
Real estate-related segment	$206
Real estate segment	131

Total segment revenues	$337

NOI:
Real estate-related segment	$175
Real estate segment	(43)

Total NOI	$132

	As of March 31, 2011	As of December 31, 2010
Assets:
Real estate-related segment	$27,019	$13,832
Real estate segment	11,552	4,637

Total segment assets	38,571	18,469
Corporate-level (1)	17,883	23,935

Total assets	$56,454	$42,404

Liabilities:
Real estate-related segment	$146	$563
Real estate segment	311	295

Total segment liabilities	457	858
Corporate-level (2)	329	488

Total liabilities	$786	$1,346

(1) Corporate-level assets consisted primarily of net proceeds from the Offering being held in the form of cash and cash equivalents of approximately $17.5 million and $23.5 million as of March 31, 2011 and December 31, 2010, respectively.

(2) As of March 31, 2011 and December 31, 2010, corporate-level liabilities primarily consisted of transfer agent costs, professional fees and independent director fees payable.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2011

(unaudited)

The following table reconciles the Company’s net income to its NOI for the three months ended March 31, 2011 (in thousands):

Net loss	$(703)
Other interest income	(16)
Real estate acquisition fees and expenses	140
Real estate acquisition fees and expenses to affiliate	79
General and administrative expenses	439
Depreciation and amortization	193

NOI	$132

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

Legal Matters

From time to time, the Company is party to legal proceedings that arise in the ordinary course of its business. Management is not aware of any legal proceedings of which the outcome is probable or reasonably possible to have a material adverse effect on its results of operations or financial condition, which would require accrual or disclosure of the contingency and possible range of loss. Additionally, the Company has not recorded any loss contingencies related to legal proceedings in which the potential loss is deemed to be remote.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2011

(unaudited)

9. SUBSEQUENT EVENTS

The Company evaluates subsequent events up until the date the consolidated financial statements are issued.

Status of the Offering

The Company commenced its Offering on November 20, 2009. As of May 3, 2011 the Company had sold 8,035,894 shares of common stock in the Offering for gross offering proceeds of $79.4 million, all of which were sold in the primary offering.

Extension of the Offering

On May 5, 2011, the Company’s board of directors approved an extension of the primary offering of 100,000,000 shares until the earlier of the sale of all 100,000,000 shares or September 30, 2012. If the Company has not sold all of the primary offering shares by September 30, 2012, the Company may continue the primary offering until November 20, 2012. Under rules promulgated by the SEC, in some circumstances, the Company could continue the primary offering until as late as May 19, 2013. If the Company extends the primary offering beyond September 30, 2012, the Company will provide that information in a prospectus supplement.

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

•

Investments in non-performing real estate assets involve greater risks than investments in stabilized, performing assets and make our future performance more difficult to predict. As of March 31, 2011, all of our investments were non-performing real estate assets.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

•

We depend on tenants for our revenue and, accordingly, our revenue is dependent upon the success and economic viability of our tenants. Revenues from our real property investments could decrease due to a reduction in tenants (caused by factors including, but not limited to, tenant defaults, tenant insolvency, early termination of tenant leases and non-renewal of existing tenant leases) and/or lower rental rates, limiting our ability to pay distributions to our stockholders.

All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (the “SEC”).

Overview

We were formed on October 8, 2008 as a Maryland corporation that elected to be taxed as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2010. On January 8, 2009, we filed a registration statement on Form S-11 with the SEC to offer a minimum of 250,000 shares and a maximum of 140,000,000 shares of common stock for sale to the public, of which 100,000,000 shares were registered in our primary offering and 40,000,000 shares were registered under our dividend reinvestment plan. The SEC declared our registration statement effective on November 20, 2009 and we retained KBS Capital Markets Group LLC, an affiliate of our advisor, to serve as the dealer manager of the offering pursuant to a dealer manager agreement. The dealer manager is responsible for marketing our shares in the ongoing initial public offering.

We intend to use substantially all of the net proceeds from our ongoing initial public offering to invest in and manage a diverse portfolio of real estate-related loans, real estate-related debt securities and other real estate-related investments. Such investments will include the origination and acquisition of mortgage, mezzanine, bridge and other real estate-related loans, investments in real estate-related debt securities such as residential and commercial mortgage-backed securities and collateralized debt obligations and investments in opportunistic real estate. We may also invest in entities that make similar investments. As of March 31, 2011, we owned four non-performing first mortgage loans and three office properties.

On April 19, 2010, we broke escrow in our offering and through March 31, 2011, we had sold 6,896,381 shares of common stock for gross offering proceeds of $68.1 million, all of which were sold in our primary offering.

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

We elected to be taxed as a REIT under the Internal Revenue Code, beginning with the taxable year ending December 31, 2010. If we qualify as a REIT for federal income tax purposes, we generally will not be subject to federal income tax to the extent we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year after electing REIT status, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied. Such an event could materially and adversely affect our net income and cash available for distribution. However, we believe that we are organized and operate in a manner that enables us to qualify for treatment as a REIT for federal income tax purposes beginning with our taxable year ended December 31, 2010, and we intend to continue to operate so as to remain qualified as a REIT for federal income tax purposes thereafter.

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

Over the past several months, the U.S. commercial real estate industry has some improvement in fundamental benchmarks such as occupancy, rental rates and pricing. Continued improvement in these fundamentals remains contingent upon sustainable economic growth. In general, borrower defaults may rise, and occupancy and rental rate stabilization will vary by market and by property type. Looking forward, it is widely assumed that mortgage delinquencies have not yet peaked.

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

Despite improved access to capital for some companies, the aforementioned economic conditions have continued to impact the capital markets. Global government interventions in the banking system and the persistence of a highly expansionary monetary policy by the U.S. Treasury have introduced additional complexity and uncertainty to the capital markets. The federal government’s recent introduction of additional regulation to the financial markets, including the banking, insurance and brokerage sectors has resulted in general uncertainty as to the long-term impact on these markets and on the economy as a whole. Adding to this uncertainty are increased disclosure requirements and changes to accounting principles involving the valuation of investments. These conditions are expected to continue, and combined with a challenging macro-economic environment, may interfere with the implementation of our business strategy and/or force us to modify it.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources

We are dependent upon the net proceeds from our ongoing initial public offering to conduct our proposed operations. We will obtain the capital required to purchase and originate real estate-related investments and conduct our operations from the proceeds of our ongoing initial public offering and any future follow-on offerings we may conduct, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. To date, we have had two primary sources of capital for meeting our cash requirements:

•	Proceeds from our ongoing initial public offering; and

•	Cash flow generated by our real estate and real estate–related investments.

On April 19, 2010, we broke escrow in our ongoing initial public offering and through March 31, 2011, we had sold 6,896,381 shares of common stock for gross offering proceeds of $68.1 million, all of which were sold in our primary offering. If we are unable to raise substantial funds in our initial public offering, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the fluctuation in the value of an investment in us will be tied more closely to the performance of the specific assets we acquire. Further, we will have certain fixed operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds in our initial public offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.

Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures and corporate general and administrative expenses. Cash flow from operations from our real estate investments is primarily dependent upon the occupancy levels of our properties, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of March 31, 2011, our real estate property investments were 36% leased.

Investments in performing real estate-related loans generate cash flow in the form of interest income. Investments in non-performing real estate-related loans may or may not generate cash flow. Cash flow from operations under our real estate-related loans is primarily dependent on the operating performance of the underlying collateral and the borrowers’ ability to make their debt service payments. As of March 31, 2011, all of our real estate-related loans were non-performing. We do not expect non-performing mortgages to perform in accordance with their contractual terms, including the repayment of the principal amount outstanding under the loans, the payment of interest at the stated amount on the face of notes or the repayment of the loans upon their maturity dates. As such, we will explore various strategies including, but not limited to, one or more of the following: (i) negotiating with the borrowers for a reduced payoff, (ii) restructuring the terms of the loans and (iii) enforcing our rights as lenders under these loans and foreclosing on the collateral securing the loans. We believe that one or more of these potential courses of action will at some point result in positive cash flow to us.

For the three months ended March 31, 2011, our cash needs for acquisitions and capital expenditures were met with the proceeds from our ongoing initial public offering. Operating cash needs during the same period were met through cash flow generated by our real estate investments and proceeds from our ongoing initial public offering.

Cash Flows from Operating Activities

We commenced operations with the acquisition of our first real estate investment on August 2, 2010. As of March 31, 2011, we owned four non-performing first mortgage loans and three real estate properties. During the three months ended March 31, 2011, net cash used in operating activities was $0.6 million. We expect that our cash flows from operating activities will increase in future years as a result of owning the assets acquired during 2010 and 2011 for an entire period and as a result of anticipated future acquisitions of real estate and real estate-related investments, and the related operations of such real estate and the potential cash flow from real estate-related investments.

Cash Flows from Investing Activities

Net cash used in investing activities was $19.9 million for the three months ended March 31, 2011 and primarily consisted of the acquisition of a non-performing first mortgage loan for $20.0 million.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flows from Financing Activities

During the three months ended March 31, 2011, our cash flows from financing activities were $15.4 million. Our cash flows from financing activities consisted of $17.7 million of cash provided by offering proceeds related to our initial public offering, net of payments of commissions, dealer manager fees and other organization and offering expenses of $2.3 million.

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

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our advisor and our dealer manager. During our organization and offering stage, these payments will include payments to our dealer manager for selling commissions and dealer manager fees and payments to our dealer manager and our advisor for reimbursement of certain organization and offering expenses. However, our advisor has agreed to reimburse us to the extent that selling commissions, dealer manager fees and other organization and offering expenses incurred by us exceed 15% of our gross offering proceeds. During our acquisition and development stage, we expect to make payments to our advisor in connection with the selection and origination or purchase of investments, the management of our assets and costs incurred by our advisor in providing services to us as well as for any dispositions of assets (including the discounted payoff of non-performing loans). The advisory agreement has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of our advisor and our conflicts committee.

Results of Operations

Our results of operations for the three months ended March 31, 2011 are not indicative of those expected in future periods as we broke escrow in our initial public offering on April 19, 2010 and commenced operations on August 2, 2010 in connection with our first investment. During the three months ended March 31, 2010, we had been formed but had not yet commenced operations. As a result, we had no material results of operations for that period.

As of March 31, 2011, we had acquired one office property and six non-performing first mortgage loans. We foreclosed on two of the non-performing first mortgage loans and received title to the properties securing the loans through March 31, 2011. As such, we owned three office properties and four non-performing first mortgage loans as of March 31, 2011. We funded the acquisitions of these investments with proceeds from our ongoing initial public offering. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments. Our income and expenses will also depend on the outcome of our recovery strategies for our non-performing loans.

Interest income from our real estate loans receivable was $0.2 million for the three months ended March 31, 2011. As of March 31, 2011, all of our real estate loans receivable were non-performing loans and interest income related to these loans is recognized on a cash basis. We expect interest income to increase in future periods as a result of owning the assets acquired during 2011 for an entire period and implementing our recovery strategies on non-performing loans including anticipated future acquisitions of real estate-related loans, real estate-related debt securities and other real estate-related investments.

Rental income and tenant reimbursements for the three months ended March 31, 2011 were $0.1 million. We expect rental income and tenant reimbursements to increase in future periods as a result of owning the assets acquired or foreclosed upon in 2011 for an entire period, leasing additional space and anticipated future acquisitions of real estate.

Property operating costs and real estate taxes and insurance for the three months ended March 31, 2011 were $0.2 million. We expect property operating costs and real estate taxes and insurance to increase in future periods as a result of owning the assets acquired or foreclosed upon in 2011 for an entire period and anticipated future acquisitions of real estate.

Asset management fees with respect to our real estate loans receivable and real estate investments for the three months ended March 31, 2011 totaled $41,000. All asset management fees incurred as of March 31, 2011 have been paid. We expect asset management fees to increase in future periods as a result of owning the assets acquired in 2011 for an entire period and anticipated future acquisitions.

Real estate acquisition fees and expenses to affiliates and non-affiliates for the three months ended March 31, 2011 totaled $0.2 million. We expect real estate acquisition fees and expenses to affiliates and non-affiliates to increase in future periods if we make future real estate acquisitions.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

General and administrative expenses for the three months ended March 31, 2011 and 2010 were $400,000 and $3,000, respectively. The general and administrative costs for the three months ended March 31, 2011 consisted primarily of insurance premiums, professional fees, dividend processing fees and independent director fees as compared to only bank fees for the three months ended March 31, 2010. We expect general and administrative costs to increase in future periods based on a full year of operations as well as increased activity as we make investments but to decrease as a percentage of total revenue.

Depreciation and amortization for the three months March 31, 2011 was $0.2 million. We expect depreciation and amortization to increase in future periods as a result of owning the assets acquired or foreclosed upon in 2011 for an entire period and anticipated future acquisitions of real estate.

For the three months March 31, 2011, we had a net loss of $0.7 million, due primarily to general and administrative costs, operating expenses, depreciation and amortization expense, real estate acquisition fees to affiliates and non-affiliates, real estate taxes and insurance, and asset management fees to affiliates.

Critical Accounting Policies

Our consolidated interim financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC. There have been no significant changes to our policies during 2011.

Subsequent Events

We evaluate subsequent events up until the date the consolidated financial statements are issued.

Status of the Offering

We commenced our ongoing initial public offering of 140,000,000 shares of common stock on November 20, 2009. As of May 3, 2011, we had sold 8,035,894 shares of common stock in the offering for gross offering proceeds of $79.4 million, all of which were sold in the primary offering.

Extension of the Offering

On May 5, 2011, our board of directors approved an extension of the primary offering of 100,000,000 shares until the earlier of the sale of all 100,000,000 shares or September 30, 2012. If we have not sold all of the primary offering shares by September 30, 2012, we may continue the primary offering until November 20, 2012. Under rules promulgated by the SEC, in some circumstances, we could continue the primary offering until as late as May 19, 2013. If we extend the primary offering beyond September 30, 2012, we will provide that information in a prospectus supplement.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We may be exposed to the effects of changes in interest rates as a result of the acquisition and origination of mortgage, mezzanine, bridge and other loans and the acquisition of real estate securities. We may also be exposed to the effects of interest rate changes as a result of borrowings used to maintain liquidity and to fund the acquisition, expansion and refinancing of our real estate investment portfolio and operations. Our profitability and the value of our investment portfolio may be adversely affected during any period as a result of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs. We may manage interest rate risk by maintaining a ratio of fixed rate, long-term debt such that floating rate exposure is kept at an acceptable level. In addition, we may utilize a variety of financial instruments, including interest rate caps, floors, and swap agreements, in order to limit the effects of changes in interest rates on our operations. When we use these types of derivatives to hedge the risk of interest-earning assets or interest-bearing liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the funds available for payments to holders of our common stock and that the losses may exceed the amount we invested in the instruments. As of March 31, 2011, our investments in mortgage loans were non-performing and we had no debt, and therefore changes in interest rates will not impact our operations.

For a discussion of the interest rate risks related to the current capital and credit markets, see Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2010 filed with the SEC.

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Please also see the risks discussed in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2010 filed with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933.

b)	On November 20, 2009, our Registration Statement on Form S-11 (File No. 333-156633), covering a public offering of up to 100,000,000 shares of common stock in our primary offering and 40,000,000 shares of common stock under our dividend reinvestment plan, was declared effective under the Securities Act of 1933. We commenced our initial public offering on November 20, 2009 upon retaining KBS Capital Markets Group LLC, an affiliate of our advisor, as the dealer manager of our offering. We are offering 100,000,000 shares of common stock in our primary offering at an aggregate offering price of up to $1.0 billion, or $10.00 per share with discounts available to certain categories of purchasers. The 40,000,000 shares offered under our dividend reinvestment plan are initially being offered at an aggregate offering price of $380 million, or $9.50 per share. We have extended our primary offering of 100,000,000 shares until the earlier of the sale of all 100,000,000 shares or September 30, 2012. If we have not sold all of the shares by September 30, 2011, we may continue our initial public offering until November 20, 2012. Under rules promulgated by the SEC, in some circumstances we could continue our primary offering until as late as May 19, 2013. We may sell shares under the dividend reinvestment plan beyond the termination of the primary offering until we have sold all the shares under the plan.

As of March 31, 2011, we had sold 6,896,381 shares of common stock in our ongoing initial public offering for gross offering proceeds of $68.1 million, all of which were sold in the primary offering. Also as of March 31, 2011, we had not redeemed any shares pursuant to our share redemption program.

As of March 31, 2011, organization and offering costs of $4.3 million have been incurred by our advisor on our behalf. We are obligated to reimburse our advisor, our dealer manager and their affiliates, as applicable, for organization and offering costs paid by them on our behalf, provided that our advisor is obligated to reimburse us to the extent that selling commissions, dealer manager fees and other organization and offering costs incurred by us in the offering exceed 15% of the gross offering proceeds. As of March 31, 2011, we had incurred selling commissions, dealer manager fees and other organization and offering costs in the amounts set forth below. We pay selling commissions and dealer manager fees to KBS Capital Markets Group, and KBS Capital Markets Group reallows all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers. In addition, we reimburse KBS Capital Advisors and KBS Capital Markets Group for certain offering expenses as described in our prospectus, as amended and supplemented.

Type of Expense Amount	Amount (in thousands)	Estimated/Actual
Selling commissions and dealer manager fees	$5,660	Actual
Other underwriting compensation	922	Actual
Other organization and offering costs (excluding underwriting compensation)	3,353	Actual

Total expenses	$9,935

PART II. OTHER INFORMATION (CONTINUED)

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds (continued)

From the commencement of our ongoing initial public offering through March 31, 2011, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $58.2 million.

We expect to use substantially all of the net proceeds from our ongoing initial public offering to invest in and manage a diverse portfolio of real estate-related loans, real estate-related debt securities and other real estate-related investments. We may use the net proceeds from the sale of shares under our dividend reinvestment plan for general corporate purposes, including, but not limited to, the redemption of shares under our share redemption program; reserves required by any financings of our investments; future funding obligations under any real estate loans receivable we acquire; the acquisition or origination of assets, which would include payment of acquisition and origination fees to our advisor; the repayment of debt; and expenses related to our investments, such as purchasing a loan senior to ours to protect our junior position in the event of a default by the borrower on the senior loan, making protective advances to preserve collateral securing a loan, or making capital and tenant improvements or paying leasing costs and commissions related to real property. As of March 31, 2011, we have used the net proceeds from our ongoing primary public offering to acquire $39.0 million in real estate-related loans and other real estate-related investments, including $1.1 million of acquisition and origination fees and expenses.

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

During the three months ended March 31, 2011, we did not redeem any shares pursuant to our share redemption program. We did not declare distributions in 2010 and, as of May 6, 2011, we have not declared any distributions to our stockholders in 2011. Because of the restriction that during each calendar year redemptions are limited to the amount of net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year, we have no funds available for redemption under our share redemption program in 2011.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

PART II. OTHER INFORMATION (CONTINUED)

Item 6.	Exhibits

Ex.	Description

3.1	Second Articles of Amendment and Restatement, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed February 4, 2010

3.2	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (No. 333-156633) filed August 21, 2009

4.1	Form of Subscription Agreement, included as Appendix A to the prospectus, incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (No. 333-156633) filed April 27, 2011

4.2	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-156633) filed February 25, 2009

4.3	Amended and Restated Dividend Reinvestment Plan, included as Appendix B to the prospectus, incorporated by reference to Exhibit 4.3 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (No. 333-156633) filed April 27, 2011

4.4	Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 4.4 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (No.333-156633) filed August 21, 2009

4.5	Second Amended and Restated Escrow Agreement, incorporated by reference to Exhibit 4.5 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-156633) filed October 5, 2009

10.1	Loan Purchase Agreement (related to the acquisition of the Iron Point Business Park First Mortgage), by and between KBS SOR Debt Holdings II, LLC and Road Bay Investments, LLC, dated March 14, 2011, incorporated by reference to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (No. 333-156633) filed April 6, 2011

10.2	Deed of Trust, Assignment of Leases, Rents and Contracts, Security Agreement and Fixture Filing (related to the acquisition of the Iron Point Business Park First Mortgage), by Redwood Industrials and Lampert at Iron Point, LLC, in favor of Allstate Life Insurance Company, dated February 20, 2004, incorporated by reference to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (No. 333-156633) filed April 6, 2011

10.3	Assignment of Mortgage Loan Documents (related to the acquisition of the Iron Point Business Park First Mortgage) by Road Bay Investments, LLC, to KBS SOR Debt Holdings II, LLC, dated March 14, 2011, incorporated by reference to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (No. 333-156633) filed April 6, 2011

PART II. OTHER INFORMATION (CONTINUED)

Item 6.	Exhibits (continued)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS STRATEGIC OPPORTUNITY REIT, INC.

Date: May 6, 2011	By:	/S/ KEITH D. HALL
Keith D. Hall
Chief Executive Officer and Director

Date: May 6, 2011	By:	/S/ DAVID E. SNYDER
David E. Snyder
Chief Financial Officer