Form 10-Q
period 2011-06-30
KBS Strategic Opportunity REIT, Inc.
filed 2011-08-11
CIK 1452936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 000-54382
______________________________________________________

KBS STRATEGIC OPPORTUNITY REIT, INC.
(Exact Name of Registrant as Specified in Its Charter)
______________________________________________________

Maryland	26-3842535
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
620 Newport Center Drive, Suite 1300 Newport Beach, California	92660
(Address of Principal Executive Offices)	(Zip Code)
(949) 417-6500
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒ No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No  ☒
As of August 5, 2011, there were 12,925,366 outstanding shares of common stock of KBS Strategic Opportunity REIT, Inc.

KBS STRATEGIC OPPORTUNITY REIT, INC.
FORM 10-Q
June 30, 2011

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2011	December 31, 2010
	(unaudited)
Assets
Real estate, net	$35,302	$4,547
Real estate loans receivable, net	—	13,227
Total real estate and real estate-related investments, net	35,302	17,774
Cash and cash equivalents	56,450	23,642
Rents and other receivables, net	63	47
Above-market leases, net	1,395	27
Prepaid expenses and other assets	434	914
Total assets	$93,644	$42,404
Liabilities and stockholders’ equity
Accounts payable and accrued liabilities	$741	$917
Due to affiliates	6	378
Security deposits and other liabilities	234	51
Total liabilities	981	1,346
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 11,243,063 and 5,132,988 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	113	52
Additional paid-in capital	96,912	42,988
Accumulated deficit	(4,362)	(1,982)
Total stockholders’ equity	92,663	41,058
Total liabilities and stockholders’ equity	$93,644	$42,404
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenues:
Rental income	$466	$—	$583	$—
Tenant reimbursements	70	—	84	—
Interest income from real estate loans receivable	73	—	279	—
Total revenues	609	—	946	—
Expenses:
Operating, maintenance, and management	458	—	565	—
Real estate taxes and insurance	140	—	196	—
Asset management fees to affiliate	72	—	113	—
Costs and expenses related to the foreclosure of loans receivable	590	—	810	—
General and administrative expenses	457	607	896	610
Depreciation and amortization	603	—	796	—
Total expenses	2,320	607	3,376	610
Other income:
Other interest income	34	4	50	4
Net loss	$(1,677)	$(603)	$(2,380)	$(606)
Net loss per common share, basic and diluted	$(0.19)	$(0.74)	$(0.32)	$(1.44)
Weighted-average number of common shares outstanding, basic and diluted	8,785,056	814,762	7,401,527	419,576
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Year Ended December 31, 2010 and the Six Months Ended June 30, 2011 (unaudited)
(dollars in thousands)

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amounts	Paid-in Capital	Deficit	Equity
Balance, December 31, 2009	20,000	$1	$199	$(7)	$193
Issuance of common stock	5,112,988	51	50,349	—	50,400
Commissions on stock sales and related dealer manager fees to affiliate	—	—	(4,116)	—	(4,116)
Other offering costs	—	—	(3,444)	—	(3,444)
Net loss	—	—	—	(1,975)	(1,975)
Balance, December 31, 2010	5,132,988	$52	$42,988	$(1,982)	$41,058
Issuance of common stock	6,110,075	61	60,456	—	60,517
Commissions on stock sales and related dealer manager fees to affiliate	—	—	(5,213)	—	(5,213)
Other offering costs	—	—	(1,319)	—	(1,319)
Net loss	—	—	—	(2,380)	$(2,380)
Balance, June 30, 2011	11,243,063	$113	$96,912	$(4,362)	$92,663
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2011	2010

Cash Flows from Operating Activities:
Net loss	$(2,380)	$(606)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	796	—
Deferred rent	(21)	—
Amortization of above- and below-market leases, net	111	—
Write-off of closing costs related to foreclosed assets	696	—
Changes in assets and liabilities:
Rents and other receivables	5	—
Prepaid expenses and other assets	478	—
Accounts payable and accrued liabilities	(288)	247
Due to affiliates	(372)	355
Security deposits and other liabilities	4	—
Net cash used in operating activities	(971)	(4)
Cash Flows from Investing Activities:
Additions to real estate	(224)	—
Investments in real estate	(300)	—
Investments in real estate loans receivable	(20,120)	—
Principal repayments on real estate loans receivable	438	—
Net cash used in investing activities	(20,206)	—
Cash Flows from Financing Activities:
Proceeds from issuance of common stock	60,517	14,893
Payments of commissions on stock sales and related dealer manager fees	(5,213)	(1,302)
Payments of other offering costs	(1,319)	(930)
Net cash provided by financing activities	53,985	12,661
Net increase in cash and cash equivalents	32,808	12,657
Cash and cash equivalents, beginning of period	23,642	193
Cash and cash equivalents, end of period	$56,450	$12,850
Supplemental Disclosure of Noncash Transactions:
Investments in real estate through foreclosure	$32,213	$—
Liabilities assumed on foreclosed real estate	$254	$—
Increase in capital expenses payable	$18	$117
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(unaudited)

1. ORGANIZATION
KBS Strategic Opportunity REIT, Inc. (the “Company”) was formed on October 8, 2008 as a Maryland corporation and elected to be taxed as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2010. The Company conducts its business primarily through KBS Strategic Opportunity Limited Partnership (the “Operating Partnership”), a Delaware limited partnership formed on December 10, 2008. The Company is the sole general partner of, and owns a 0.1% partnership interest in, the Operating Partnership. KBS Strategic Opportunity Holdings LLC (“REIT Holdings”), a Delaware limited liability company formed on December 9, 2008, owns the remaining 99.9% interest in the Operating Partnership and is its sole limited partner. The Company is the sole member and manager of REIT Holdings.
Subject to certain restrictions and limitations, the business of the Company is externally managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement the Company renewed with the Advisor on October 8, 2010 as amended on November 9, 2010 (the “Advisory Agreement”). The Advisor conducts the Company's operations and manages its portfolio of real estate-related loans, real estate-related debt securities and other real estate-related investments. The Advisor owns 20,000 shares of the Company's common stock.
The Company expects to invest in and manage a diverse portfolio of real estate-related loans, real estate-related debt securities and other real estate-related investments. Such investments may include the origination and acquisition of mortgage, mezzanine, bridge and other real estate-related loans, investments in real estate-related debt securities such as residential and commercial mortgage-backed securities and collateralized debt obligations and investments in opportunistic real estate. The Company may also invest in entities that make similar investments. Additionally, the Company expects to invest in real estate properties through acquisition or foreclosure. As of June 30, 2011, the Company owned four office properties and one industrial/flex property.
On January 8, 2009, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a minimum of 250,000 shares and a maximum of 140,000,000 shares of common stock for sale to the public (the “Offering”), of which 100,000,000 shares were registered in a primary offering and 40,000,000 shares were registered under the Company's dividend reinvestment plan. The SEC declared the Company's registration statement effective on November 20, 2009 and the Company retained KBS Capital Markets Group LLC (the “Dealer Manager”), an affiliate of the Company, to serve as the dealer manager of the Offering pursuant to a dealer manager agreement, as amended and restated on April 6, 2010 (the “Dealer Manager Agreement”). The Dealer Manager is responsible for marketing the Company's shares being offered pursuant to the Offering. The Company intends to use substantially all of the net proceeds from the Offering to invest in a diverse portfolio of real estate-related loans, real estate-related debt securities and other real estate-related investments, as described above.
As of June 30, 2011, the Company had sold 11,223,063 shares of common stock in the Offering for gross offering proceeds of $110.9 million, all of which were sold in the primary offering.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2011
(unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no significant changes to the Company's accounting policies since it filed its audited financial statements in its Annual Report on Form 10‑K for the year ended December 31, 2010. For further information about the Company's accounting policies, refer to the Company's consolidated financial statements and notes thereto for the year ended December 31, 2010 included in the Company's Annual Report on Form 10-K filed with the SEC.
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of the Company, REIT Holdings, the Operating Partnership and their direct and indirect wholly owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. Any reference to the number of properties and square footage are unaudited and outside the scope of the Company's independent registered public accounting firm's review of the financial statements in accordance with the Standards of United States Public Company Accounting Oversight Board.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.
Segments
The Company's segments are based on the Company's method of internal reporting, which classifies its operations by investment type: real estate-related and real estate. For financial data by segment, see Note 7, “Segment Information.”
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three and six months ended June 30, 2011 and 2010.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2011
(unaudited)

Recently Issued Accounting Standards Updates
In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU No. 2011-05”). ASU No. 2011-05 requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. The amendments in this update are effective for the first interim or annual period beginning after December 15, 2011. The adoption of ASU No. 2011-05 will require the Company to change the presentation of comprehensive income in its consolidated financial statements.
In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU No. 2011-04”). ASU No. 2011-04 updates and further clarifies requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, ASU No. 2011-04 clarifies the FASB’s intent about the application of existing fair value measurements. ASU No. 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The Company does not expect that the adoption of ASU No. 2011-04 will have a material impact to its consolidated financial statements.
In April 2011, the FASB issued ASU No. 2011-02, Receivables (Topic 310): A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“ASU No. 2011-02”). ASU No. 2011-02 updated accounting guidance to clarify certain determining factors, such as when a concession has been granted and when a debtor is experiencing financial difficulties, in evaluating whether or not a debt restructuring is deemed to be a “Troubled Debt Restructuring.” The amendments in this update are effective for the first interim or annual period beginning on or after June 15, 2011, and are applied retrospectively to the beginning of the annual period of adoption. The Company is currently assessing the impact the adoption of ASU No. 2011-02 will have on its consolidated financial statements. The adoption of ASU No. 2011-02 could result in an increase of future debt restructurings, if any, recorded as “Troubled Debt Restructurings,” which could have a material impact to the Company's consolidated financial statements.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2011
(unaudited)

3. REAL ESTATE
As of June 30, 2011, the Company owned four office properties and one industrial/flex property, encompassing approximately 639,835 rentable square feet. As of June 30, 2011, these properties were 35% occupied. The following table summarizes the Company's real estate investments as of June 30, 2011 and December 31, 2010, respectively (in thousands):

	June 30, 2011	December 31, 2010
Land	$9,005	$2,090
Buildings and improvements	24,158	2,425
Tenant origination and absorption costs	2,856	221
Total real estate, cost	36,019	4,736
Accumulated depreciation and amortization	(717)	(189)
Total real estate, net	$35,302	$4,547
The following table provides summary information regarding the properties owned by the Company as of June 30, 2011 (in thousands):

							Tenant		Accumulated
	Date					Building	Origination	Total	Depreciation	Total
	Acquired or			Property		and	and	Real Estate	and	Real Estate,
Property	Foreclosed on	City	State	Type	Land	Improvements	Absorption	at Cost	Amortization	Net
Village Overlook Buildings	08/02/2010	Stockbridge	GA	Office	$440	$1,248	$27	$1,715	$(60)	$1,655
Academy Point Atrium I	11/03/2010	Colorado Springs	CO	Office	1,650	1,319	—	2,969	(24)	2,945
Northridge Center I & II	03/25/2011	Atlanta	GA	Office	2,234	3,523	961	6,718	(528)	6,190
Iron Point Business Park	06/21/2011	Folsom	CA	Office	2,671	15,257	1,319	19,247	(89)	19,158
Roseville Commerce Center	06/27/2011	Roseville	CA	Industrial/Flex	2,010	2,811	549	5,370	(16)	5,354
					$9,005	$24,158	$2,856	$36,019	$(717)	$35,302
Operating Leases
The Company's real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of June 30, 2011, the leases had remaining terms (excluding options to extend) of up to 8.8 years with a weighted-average remaining term (excluding options to extend) of 1.6 years. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit and/or a letter of credit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash and assumed in real estate acquisitions or foreclosures related to tenant leases are included in security deposits and other liabilities in the accompanying consolidated balance sheets and totaled $211,000 and $32,000 as of June 30, 2011 and December 31, 2010, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2011
(unaudited)

As of June 30, 2011, the future minimum rental income from the Company's properties under non-cancelable operating leases was as follows (in thousands):

July 1, 2011 through December 31, 2011	$3,812
2012	2,908
2013	1,102
2014	651
2015	367
Thereafter	1,011
$9,851
As of June 30, 2011, the Company’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

		Annualized	Percentage of
	Number of	Base Rent (1)	Annualized
Industry	Tenants	(in thousands)	Base Rent
Finance	7	$1,073	22.7%
Wholesalers	1	1,024	21.6%
Professional	8	627	13.2%
Insurance	1	487	10.3%
Construction	4	475	10.0%
		$3,686	77.8%
_____________________
(1)     Annualized base rent represents annualized contractual base rental income as of June 30, 2011, adjusted to straight-line any contractual tenant concessions, rent increases and rent decreases from the lease’s inception through the balance of the lease term.
No other tenant industries accounted for more than 10% of annualized base rent. No material tenant credit issues have been identified at this time.
As of June 30, 2011, the Company had a concentration of credit risk related to the following tenant leases and their respective industries:

			Net Rentable Sq. Ft		Annualized Base Rent Statistics
					Annualized	Percentage of	Annualized
		Tenant	Square	% of	Base Rent (1)	Annualized	Base Rent per	Lease
Tenant	Property	Industry	Feet	Portfolio	(in thousands)	Base Rent	Square Foot	Expiration (2)
Old Castle, Inc.	Northridge Center I & II	Wholesalers	50,109	7.8%	$1,024	21.6%	$20.44	5/31/2012
Securities America Financial	Iron Point Business Park	Finance	19,358	3.0%	510	10.8%	26.35	1/31/2012
Mercury Insurance Services, LLC	Northridge Center I & II	Insurance	23,185	3.6%	487	10.3%	21.00	8/31/2012
			92,652	14.4%	$2,021	42.7%
_____________________
(1)     Annualized base rent represents annualized contractual base rental income as of June 30, 2011, adjusted to straight-line any contractual tenant concessions, rent increases and rent decreases from the lease’s inception through the balance of the lease term.
(2)     Represents the expiration date of the lease at June 30, 2011 and does not take into account any tenant renewal options.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2011
(unaudited)

Recent Foreclosures
Iron Point Business Park
As efforts to restructure, modify and/or negotiate a discounted payoff of the loan were unsuccessful, on June 21, 2011, the Company foreclosed on and formally received title to the property securing the Iron Point Business Park First Mortgage. The property consists of five office buildings containing 211,056 square feet, four of which were built in 1999 and the final building was built in 2001. The buildings are located at 1110-1180 Iron Point Road in Folsom, California. As of June 21, 2011, the buildings were collectively 37% leased. The Company does not intend to make significant renovations or improvements to the property in the near term and believes the property is adequately insured.

Roseville Commerce Center
As efforts to restructure, modify and/or negotiate a discounted payoff of the loans were unsuccessful, on June 27, 2011, the Company foreclosed on and formally received title to the properties securing the Roseville Commerce Center Mortgage Portfolio. The property consists of five industrial/flex buildings constructed in 2006 containing 113,341 rentable square feet and four parcels of partially-improved land encompassing 6.0 acres located at 10556-10612 Industrial Avenue in Roseville, California (“Roseville Commerce Center”). As of June 27, 2011, Roseville Commerce Center was collectively 39% leased. The Company does not intend to make significant renovations or improvements in the near term and believes the property is adequately insured.
4. REAL ESTATE LOANS RECEIVABLE
As of June 30, 2011 the Company had foreclosed on all of its real estate loans. As of December 31, 2010, the Company, through wholly owned subsidiaries, had invested in real estate loans receivable as follows (in thousands):

	Date			Book Value	Book Value
Loan Name	Acquired/	Property		as of	as of	Maturity
Location of Related Property or Collateral	Originated	Type	Loan Type (1)	June 30, 2011	December 31, 2010 (2)	Date (3)
Roseville Commerce Center Mortgage Portfolio
Roseville, California
Roseville Commerce Center First Mortgage I (4)	09/10/2010	Industrial/Flex	Non-Performing Mortgage	$—	$4,112	9/15/2011
Roseville Commerce Center First Mortgage II (4)	09/10/2010	Industrial/Flex	Non-Performing Mortgage	—	1,700	9/15/2011
Roseville Commerce Center First Mortgage III (4)	09/10/2010	Land	Non-Performing Mortgage	—	158	9/15/2011
Total Roseville Commerce Center Mortgage Portfolio				—	5,970

Northridge Center I & II First Mortgage (5)
Atlanta, Georgia	12/08/2010	Office	Non-Performing Mortgage	—	7,257	2/11/2012
Iron Point Business Park First Mortgage (6)
Folsom, California	03/14/2011	Office	Non-Performing Mortgage	—	—	3/1/2019

				$—	$13,227
_____________________

(1)    Upon acquisition, the Company did not expect non-performing mortgages to perform in accordance with their contractual terms, including the repayment of the principal amount outstanding under the loans, the payment of interest at the stated amount on the face of notes or the repayment of the loans upon their maturity date.
(2)     Book value of real estate loans receivable represents outstanding principal balance adjusted for unamortized acquisition discounts, origination fees, and direct origination and acquisition costs.
(3)    Maturity dates are as of June 30, 2011. As these were non-performing loans, the Company did not anticipate the outstanding principal balance to be repaid in full at maturity or otherwise.
(4)     On June 27, 2011, the Company foreclosed on and formally received title to the properties securing the loans.
(5)     On March 25, 2011, the Company received a deed-in-lieu of foreclosure and gained control of the property securing the loan.
(6)     On June 21, 2011, the Company foreclosed on and formally received title to the properties securing the loan.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2011
(unaudited)

The following summarizes the activity related to real estate loans receivable for the six months ended June 30, 2011 (in thousands):

Real estate loans receivable - December 31, 2010	$13,227
Face value of real estate loans receivable acquired	25,631
Discount on purchase price of real estate loans receivable	(5,881)
Principal repayments received on real estate loans receivable	(438)
Closing costs on purchase of real estate loans receivable	370
Foreclosure on properties securing real estate loans receivable	(32,909)
Real estate loans receivable - June 30, 2011	$—
5. FAIR VALUE DISCLOSURES
The fair value for certain financial instruments is derived using valuation techniques that involve significant management judgment. The price transparency of financial instruments is a key determinant of the degree of judgment involved in determining the fair value of the Company's financial instruments. Financial instruments for which actively quoted prices or pricing parameters are available and for which markets contain orderly transactions will generally have a higher degree of price transparency than financial instruments for which markets are inactive or consist of non-orderly trades. The Company evaluates several factors when determining if a market is inactive or when market transactions are not orderly. The following is a summary of the methods and assumptions used by management in estimating the fair value of each class of financial instruments for which it is practicable to estimate the fair value:
Cash and cash equivalents, rent and other receivables, and accounts payable and accrued liabilities: These balances     approximate their fair values due to the short maturities of these items.
Real estate loans receivable: These instruments are presented in the accompanying consolidated balance sheets at their amortized cost net of recorded loan loss reserves and not at fair value. The fair values of real estate loans receivable were estimated using an internal valuation model that considered the expected cash flows for the loans, underlying collateral values (for collateral dependent loans) and estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements.
The following were the carrying amounts and fair values of the Company's financial instruments as of June 30, 2011 and December 31, 2010, which carrying amounts do not approximate the fair value (in thousands):

	June 30, 2011			December 31, 2010
	Face	Carrying	Fair	Face	Carrying	Fair
	Value	Amount	Value	Value	Amount	Value
Financial assets:
Real estate loans receivable (1)	$—	$—	$—	$27,483	$13,227	$12,950
_____________________
(1)     As of June 30, 2011, the Company no longer owned any real estate loans receivable as it had foreclosed on or formally received title to the properties securing the loans.

Disclosure of the fair value of financial instruments is based on pertinent information available to the Company as of June 30, 2011 and December 31, 2010 and requires a significant amount of judgment. Despite increased capital market and credit market activity, transaction volume for certain financial instruments remains relatively low. This has made the estimation of fair values difficult and, therefore, both the actual results and the Company's estimate of value at a future date could be materially different.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2011
(unaudited)

During the six months ended June 30, 2011, the Company measured the following non-financial assets at fair value (in thousands):

Fair Value Measurements Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Nonrecurring Basis:
Foreclosed real estate (1)	$32,766	$—	$—	$32,766
_____________________
(1)     Amount reflects estimated fair value of real estate on which the Company foreclosed or otherwise took title to in 2011.
6. RELATED PARTY TRANSACTIONS
The Advisory Agreement and the Dealer Manager Agreement entitle the Advisor and/or the Dealer Manager to specified fees upon the provision of certain services with regard to the Offering, the investment of funds in real estate and real estate-related investments, and the disposition of real estate and real estate-related investments (including the discounted payoff of non-performing loans) among other services, as well as reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company and certain costs incurred by the Advisor in providing services to the Company. The Advisor and Dealer Manager also serve as the advisor and dealer manager, respectively, for KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust II, Inc., KBS Real Estate Investment Trust III, Inc. and KBS Legacy Partners Apartment REIT, Inc. During the three and six months ended June 30, 2011 and 2010, no transactions occurred between the Company and these other KBS-sponsored programs.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2011
(unaudited)

Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three and six months ended June 30, 2011 and 2010, respectively, and any related amounts payable as of June 30, 2011 and December 31, 2010 (in thousands):

	Incurred				Payable as of
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010	June 30, 2011	December 31, 2010
Expensed
Asset management fees	$72	$—	$113	$—	$—	$—
Reimbursable operating expenses (1)	12	472	23	472	5	312

Additional Paid-in Capital
Selling commissions	2,385	855	3,398	855	—	—
Dealer manager fees	1,284	447	1,815	447	—	—
Reimbursable other offering costs	206	924	1,037	924	1	66

Capitalized
Acquisition and origination fees on
real estate loans receivable	—	—	362	—	—	—
	$3,959	$2,698	$6,748	$2,698	$6	$378
_____________________
(1)     The Advisor may seek reimbursement for certain employee costs under the Advisory Agreement. Commencing July 1, 2010, the Company has reimbursed the Advisor for the Company's allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These were the only employee costs reimbursed under the Advisory Agreement through June 30, 2011. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company's executive officers.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2011
(unaudited)

7. SEGMENT INFORMATION
The Company presently operates in two business segments based on its investment types: real estate-related and real estate. Under the real estate-related segment, the Company has invested in non-performing first mortgage loans. Under the real estate segment, the Company has invested in or otherwise taken title to, through foreclosure or deed-in-lieu of foreclosure, office and industrial/flex properties. All revenues earned from the Company's two operating segments were from external customers and there were no intersegment sales or transfers. The Company does not allocate corporate-level accounts to its operating segments. Corporate-level accounts include corporate general and administrative expenses, non-operating interest income, non-operating interest expense and other corporate-level expenses. The accounting policies of the segments are consistent with those described in Note 2, “Summary of Significant Accounting Policies.”
The Company evaluates the performance of its segments based upon net operating income (“NOI”), which is a non-GAAP supplemental financial measure. The Company defines NOI for its real estate-related segment as interest income less loan servicing costs and asset management fees. The Company defines NOI for its real estate segment as operating revenues (rental income, tenant reimbursements and other operating income) less property and related expenses (property operating expenses, real estate taxes, insurance, asset management fees and provision for bad debt) less interest expense, if any. NOI excludes certain items that are not considered to be controllable in connection with the management of an asset such as non‑property income and expenses, depreciation and amortization, and corporate general and administrative expenses. The Company uses NOI to evaluate the operating performance of the Company's real estate-related and real estate investments and to make decisions about resource allocations. The Company believes that net income is the GAAP measure that is most directly comparable to NOI; however, NOI should not be considered as an alternative to net income as the primary indicator of operating performance as it excludes the items described above. Additionally, NOI as defined above may not be comparable to other REITs or companies as their definitions of NOI may differ from the Company's definition.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2011
(unaudited)

The following tables summarize total revenues and NOI for each reportable segment for the three and six months ended June 30, 2011, and total assets and total liabilities for each reportable segment as of June 30, 2011 and December 31, 2010 (in thousands):

	For the	For the
	Three Months Ended	Six Months Ended
	June 30, 2011	June 30, 2011
Revenues:
Real estate-related segment	$73	$279
Real estate segment	536	667
Total segment revenues	$609	$946

NOI:
Real estate-related segment	$29	$204
Real estate segment	(90)	(132)
Total NOI	$(61)	$72

	As of	As of
	June 30, 2011	December 31, 2010
Assets:
Real estate-related segment (1)	$—	$13,832
Real estate segment	36,929	4,637
Total segment assets	36,929	18,469
Corporate-level (2)	56,715	23,935
Total assets	$93,644	$42,404

Liabilities:
Real estate-related segment (1)	$—	$563
Real estate segment	765	295
Total segment liabilities	765	858
Corporate-level (3)	216	488
Total liabilities	$981	$1,346
_____________________

(1)     The Company has either foreclosed on or otherwise received title to the properties securing all original investments in real estate loans receivable, and therefore, has no real estate-related assets or liabilities as of June 30, 2011.
(2)     Corporate-level assets consisted primarily of net proceeds from the Offering being held in the form of cash and cash equivalents of approximately $56.4 million and $23.5 million as of June 30, 2011 and December 31, 2010, respectively.
(3)    As of June 30, 2011 and December 31, 2010, corporate-level liabilities primarily consisted of transfer agent costs, professional fees and independent director fees payable.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2011
(unaudited)

The following table reconciles the Company's net loss to its NOI for the three and six months ended June 30, 2011 (in thousands):

	For the	For the
	Three Months Ended	Six Months Ended
	June 30, 2011	June 30, 2011
Net loss	$(1,677)	$(2,380)
Other interest income	(34)	(50)
Costs and expenses related to the foreclosure of loans receivable	590	810
General and administrative expenses	457	896
Depreciation and amortization	603	796
NOI	$(61)	$72
8. COMMITMENTS AND CONTINGENCIES
Economic Dependency
The Company is dependent on the Advisor and the Dealer Manager for certain services that are essential to the Company, including the sale of the Company's shares of common and preferred stock available for issue; the identification, evaluation, negotiation, origination, acquisition and disposition of investments; management of the daily operations of the Company's investment portfolio; and other general and administrative responsibilities. In the event that these companies are unable to provide the respective services, the Company will be required to obtain such services from other sources.
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Although there can be no assurance, the Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company's properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities.
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
June 30, 2011
(unaudited)

9. SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Status of the Offering
The Company commenced its Offering on November 20, 2009. As of August 5, 2011, the Company had sold 12,905,366 shares of common stock in the Offering for gross offering proceeds of $127.6 million, all of which were sold in the primary offering.
Acquisition of 1635 N. Cahuenga
On August 1, 2011, the Company, through an indirect wholly owned subsidiary, and Goldstein Planting Partners, LLC and its affiliates (collectively, “GPI”), entered into a joint venture agreement, and on August 3, 2011, the joint venture acquired an office building containing 34,711 rentable square feet located on approximately 15,241 square feet of land in Los Angeles, California (the “1635 N. Cahuenga Building”) from the Ya Ya Company (the “Seller”). Neither GPI nor the Seller is affiliated with the Company or the Advisor. The contractual purchase price of the 1635 N. Cahuenga Building was approximately $7.3 million plus closing costs. The Company owns a 70% equity interest in the joint venture. The Company funded its initial capital contribution to the joint venture with proceeds from the Company's Offering. The joint venture funded the acquisition of the 1635 N. Cahuenga Building with funds contributed to the joint venture by its members and with proceeds from a $3.5 million five-year mortgage loan from the Seller.
The 1635 N. Cahuenga Building was built in 1983 and renovated in 1997. It is currently 39% leased to five tenants.
Second Amended and Restated Share Redemption Program
On August 9, 2011, the Company's board of directors approved a second amended and restated share redemption program to provide sources of funds for certain redemptions of the Company's shares during the remainder of calendar year 2011 and during calendar year 2012. For information about the second amended and restated share redemption program, see Part II, Item 5, “Other Information.”
Amended and Restated Dealer Manager Agreement
On August 9, 2011, the Company entered into a second amended and restated dealer manager agreement, which clarifies the Company's reimbursement obligation and the Dealer Manager's reimbursement obligation with respect to offering costs and expenses. See Part II, Item 5, “Other Information.”

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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
The following are some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
Both we and KBS Capital Advisors LLC ("KBS Capital Advisors"), our advisor, have limited operating histories. This inexperience makes our future performance difficult to predict. We are dependent on our advisor to identify suitable investments and to manage our investments.

•
All of our executive officers, some of our directors and other key real estate and debt finance professionals are also officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor, our dealer manager and other KBS-affiliated entities. As a result, they face conflicts of interest, including significant conflicts created by our advisor's compensation arrangements with us and other KBS-advised programs and investors and conflicts in allocating time among us and these other programs and investors. These conflicts could result in unanticipated actions. Fees paid to our advisor in connection with transactions involving the origination, acquisition and management of our investments will be based on the cost of the investment, not on the quality of the investment or services rendered to us. This arrangement could influence our advisor to recommend riskier transactions to us.

•
There is no assurance that we will raise the maximum offering amount in our initial public offering. If we raise substantially less than the maximum offering amount, we may not be able to invest in as diverse a portfolio of real estate-related assets and real estate properties as we otherwise would and the value of an investment in us may vary more widely with the performance of specific assets. There is a greater risk that stockholders will lose money in their investment in us if we have less diversity in our portfolio.

•
We will pay substantial fees to and expenses of our advisor, affiliates and participating broker-dealers, which payments increase the risk that our stockholders will not earn a profit on their investment in us. These fees increase our stockholders' risk of loss.

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

•
Investments in non-performing real estate assets involve greater risks than investments in stabilized, performing assets and make our future performance more difficult to predict. As of June 30, 2011, all of our investments were non‑performing real estate assets.

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (the “SEC”).
Overview
We were formed on October 8, 2008 as a Maryland corporation that elected to be taxed as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2010. On January 8, 2009, we filed a registration statement on Form S-11 with the SEC to offer a minimum of 250,000 shares and a maximum of 140,000,000 shares of common stock for sale to the public, of which 100,000,000 shares were registered in our primary offering and 40,000,000 shares were registered under our dividend reinvestment plan. The SEC declared our registration statement effective on November 20, 2009 and we retained KBS Capital Markets Group LLC ("KBS Capital Markets Group"), an affiliate of our advisor, to serve as the dealer manager of the offering pursuant to a dealer manager agreement. The dealer manager is responsible for marketing our shares in the ongoing initial public offering.
We intend to use substantially all of the net proceeds from our ongoing initial public offering to invest in and manage a diverse portfolio of real estate-related loans, real estate-related debt securities and other real estate-related investments. Such investments will include the origination and acquisition of mortgage, mezzanine, bridge and other real estate-related loans, investments in real estate-related debt securities such as residential and commercial mortgage-backed securities and collateralized debt obligations and investments in opportunistic real estate. We may also invest in entities that make similar investments. As of June 30, 2011, we owned four office properties and one industrial/flex property.
On April 19, 2010, we broke escrow in our offering and through June 30, 2011, we had sold 11,223,063 shares of common stock for gross offering proceeds of $110.9 million, all of which were sold in our primary offering.
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
Market Outlook – Real Estate and Real Estate Finance Markets
During the past three years, significant and widespread concerns about credit risk and access to capital have been present in the U.S. and global financial markets. Economies throughout the world have experienced increased unemployment and sagging consumer confidence due to a downturn in economic activity. Amid signs of recovery in the economic and financial markets, concerns remain regarding job growth, wage stagnation, credit restrictions and increased taxation. Recent global economic events centered on the possible default of sovereign government debt in Europe and the lowering of the credit rating of the U.S. government debt by Standard & Poor's to AA+ from AAA have increased market volatility.
The health of the global capital markets remain a concern. The banking industry has been experiencing improved earnings, but the relatively low growth economic environment has caused the markets to question whether financial institutions are truly appropriately capitalized. The downgrade of the U.S. government debt has increased these concerns, especially for the larger, money center banks. Smaller financial institutions have continued to work with borrowers to amend and extend existing loans; however, as these loans reach maturity, there is the potential for future credit losses. The FDIC's list of troubled financial institutions is still quite large and the threat of more bank closings will weigh heavily on the financial markets.
Over the past several months, the U.S. commercial real estate industry has experienced some improvement in fundamental benchmarks, such as occupancy, rental rates and pricing. Continued improvement in these fundamentals remains contingent upon sustainable economic growth. In general, borrower defaults may rise, and occupancy and rental rate stabilization will vary by market and by property type. Looking forward, it is widely assumed that mortgage delinquencies have not yet peaked.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Throughout the financial crisis and economic downturn, commercial real estate transactions experienced a sharp decline in volume. Recent trends indicate a modest rebound in transaction activity. High-quality assets in top-tier markets experienced the largest increase in transaction volume. One of the significant barriers to deal flow is the spread between buyer/seller pricing expectations. It is expected that more commercial properties will come into the market as loans mature, marginally performing properties default and banks increase their foreclosure activity. From a financing perspective, new lending is expected to remain subdued in the near term. The commercial mortgage-backed securities ("CMBS") market, formerly a significant source of liquidity and debt capital, was inactive in 2008 and 2009, and left a void in the market for long-term, affordable, fixed rate debt. During that time, the void was partially filled by portfolio lenders such as insurance companies, but at very different terms than were available in the past. These remaining lenders generally increased credit spreads, lowered the amount of available proceeds, required recourse security and credit enhancements, and otherwise tightened underwriting standards, while simultaneously limiting lending to existing relationships with borrowers that invest in high quality assets in top-tier markets. In addition, lenders have limited the amount of financing available to existing relationships in an effort to manage capital allocations and credit risk.
Recently, there have been signs that the credit markets have begun to thaw as the global economy has shown signs of recovery and growth. New CMBS issuances and the increased access to the capital markets for publicly-traded REITs has led many to believe that commercial real estate lending will be revived as the market's appetite for risk returns. Similarly, many lending institutions have increased their lending on commercial real estate, which coupled with historically low interest rates and slightly-relaxed underwriting standards, has helped increase commercial real estate transaction volume. It is important to remember that these trends have only recently begun and an improvement in one aspect of the market does not provide an indication of a general market recovery or provide any indication of the duration of the existing downturn, or the speed of any expected recovery. Recent setbacks in the demand for CMBS securities serve as a reminder that the health of the global capital markets is still fragile.
Despite improved access to capital for some companies, the aforementioned economic conditions have continued to impact the capital markets. Global government interventions in the banking system and the persistence of a highly expansionary monetary policy by the U.S. Treasury have introduced additional complexity and uncertainty to the markets. The U.S. government's recent introduction of additional regulation to the financial markets, including the banking, insurance and brokerage sectors, has resulted in general uncertainty as to the long-term impact on these markets and on the economy as a whole. Adding to this uncertainty are increased disclosure requirements and changes to accounting principles involving the valuation of investments. These conditions are expected to continue, and combined with a challenging macro-economic environment, may interfere with the implementation of our business strategy and/or force us to modify it.
Liquidity and Capital Resources
We are dependent upon the net proceeds from our ongoing initial public offering to conduct our proposed operations.  We will obtain the capital required to purchase and originate real estate-related investments and conduct our operations from the proceeds of our ongoing initial public offering and any future follow-on offerings we may conduct, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations.  To date, we have had two primary sources of capital for meeting our cash requirements:

•	Proceeds from our ongoing initial public offering; and

•	Cash flow generated by our real estate and real estate-related investments.
On April 19, 2010, we broke escrow in our ongoing initial public offering and through June 30, 2011, we had sold 11,223,063 shares of common stock for gross offering proceeds of $110.9 million, all of which were sold in our primary offering.  If we are unable to raise substantial funds in our initial public offering, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the fluctuation in the value of an investment in us will be tied more closely to the performance of the specific assets we acquire.  Further, we will have certain fixed operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds in our initial public offering.  Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.
Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures and corporate general and administrative expenses.  Cash flow from operations from our real estate investments is primarily dependent upon the occupancy levels of our properties, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures.  As of June 30, 2011, our real estate property investments were 35% occupied.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Investments in performing real estate-related loans generate cash flow in the form of interest income.  Investments in non-performing real estate-related loans may or may not generate cash flow.  Cash flow from operations under our real estate-related loans is primarily dependent on the operating performance of the underlying collateral and the borrowers' ability to make their debt service payments.  We do not expect non-performing mortgages to perform in accordance with their contractual terms, including the repayment of the principal amount outstanding under the loans, the payment of interest at the stated amount on the face of notes or the repayment of the loans upon their maturity dates.  As such, we will explore various strategies including, but not limited to, one or more of the following: (i) negotiating with the borrowers for a reduced payoff, (ii) restructuring the terms of the loans and (iii) enforcing our rights as lenders under these loans and foreclosing on the collateral securing the loans.  We believe that one or more of these potential courses of action will at some point result in positive cash flow to us. As of June 30, 2011, we had no real estate loans receivable outstanding, as we have foreclosed on or otherwise received title to all of the properties that secured original investments in non-performing real estate loans receivable.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the Conflicts Committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expense reimbursements for the four fiscal quarters ended March 31, 2011 and June 30, 2011 exceeded the charter imposed limitation; however, the Conflicts Committee determined that the relationship of our operating expenses to our average invested assets was justified for these periods given the costs of operating a public company and the early stage of our operations.
For the six months ended June 30, 2011, our cash needs for acquisitions and capital expenditures were met with the proceeds from our ongoing initial public offering. Operating cash needs during the same period were met through cash flow generated by our real estate investments and proceeds from our ongoing initial public offering.
Cash Flows from Operating Activities
We commenced operations with the acquisition of our first real estate investment on August 2, 2010. As of June 30, 2011, we owned four office properties and one industrial/flex property. During the six months ended June 30, 2011, net cash used in operating activities was $1.0 million. We expect that our cash flows from operating activities will increase in future years as a result of owning the assets acquired during 2010 and 2011 for an entire period and as a result of anticipated future acquisitions of real estate and real estate-related investments, and the related operations of such real estate and the potential cash flow from real estate-related investments.
Cash Flows from Investing Activities
Net cash used in investing activities was $20.2 million for the six months ended June 30, 2011 and primarily consisted of the acquisition of a non-performing first mortgage loan for $20.1 million.
Cash Flows from Financing Activities
During the six months ended June 30, 2011, our cash flows from financing activities were $54.0 million. Our cash flows from financing activities consisted of $54.0 million of cash provided by offering proceeds related to our initial public offering, net of payments of commissions, dealer manager fees and other organization and offering expenses of $6.5 million.
We currently have no outstanding debt. Once we have fully invested the proceeds of our initial public offering, we expect that our debt financing and other liabilities will be 50% or less of the cost of our investments, although it may exceed this level during our offering stage. Our charter does not limit us from incurring debt until our total liabilities would exceed 75% of the cost of our tangible assets, though we may exceed this limit under certain circumstances.
In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our advisor and our dealer manager. Pursuant to the advisory agreement and the dealer manager agreement, we are obligated to reimburse our advisor, our dealer manager or their affiliates, as applicable, for organization and other offering costs paid by them on our behalf. However, at the termination of our primary offering and at the termination of the offering under our dividend reinvestment plan, our advisor has agreed to reimburse us to the extent that selling commissions, dealer manager fees and other organization and offering expenses incurred by us exceed 15% of the gross offering proceeds of the respective offering. Further, we are only liable to reimburse organization and offering costs incurred by our advisor up to an amount that, when combined with selling commissions, dealer manager fees and all other amounts spent by us on organization and offering expenses, does not exceed 15% of the gross proceeds of our offering as of the date of reimbursement. During our acquisition and development stage, we expect to make payments to our advisor in connection with the selection and origination or purchase of investments, the management of our assets and costs incurred by our advisor in providing services to us as well as for any dispositions of assets (including the discounted payoff of non-performing loans).

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The advisory agreement has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of our advisor and our conflicts committee.
Results of Operations
Our results of operations for the three and six months ended June 30, 2011 are not indicative of those expected in future periods as we broke escrow in our initial public offering on April 19, 2010 and commenced operations on August 2, 2010 in connection with our first investment. During the three and six months ended June 30, 2010, we had been formed but had not yet commenced significant operations. As a result, we had no material results of operations for that period.
Since breaking escrow on April 19, 2010, we have acquired one office property and six non-performing first mortgage loans. As of June 30, 2011, we have either foreclosed on or otherwise received title to the properties which secured all original investments in real estate loans receivable. As such, we owned four office properties and one industrial/flex property as of June 30, 2011. We funded the acquisitions of these investments with proceeds from our ongoing initial public offering. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments. Our income and expenses will also depend on the outcome of our recovery strategies for our non-performing loans.
Rental income and tenant reimbursements for the three and six months ended June 30, 2011 were $0.5 million and $0.6 million, respectively. We expect rental income and tenant reimbursements to increase in future periods as a result of owning the assets acquired or foreclosed upon in 2011 for an entire period, leasing additional space and anticipated future acquisitions of real estate.
Interest income from our real estate loans receivable was $0.1 million and $0.3 million for the three and six months ended June 30, 2011, respectively. As of June 30, 2011, we had no real estate loans receivable. We expect interest income to vary in future periods based upon acquisition activity of real estate-related loans and, because we generally acquire opportunistic loans, the ability of the borrowers to make interest payments.
Property operating costs and real estate taxes and insurance for the three and six months ended June 30, 2011 were $0.6 million and $0.8 million, respectively. We expect property operating costs and real estate taxes and insurance to increase in future periods as a result of owning the assets acquired or foreclosed upon in 2011 for an entire period and anticipated future acquisitions of real estate.
Asset management fees with respect to our real estate loans receivable and real estate investments for the three and six months ended June 30, 2011 totaled $72,000 and $113,000, respectively. All asset management fees incurred as of June 30, 2011 have been paid. We expect asset management fees to increase in future periods as a result of owning the assets acquired or foreclosed upon in 2011 for an entire period and anticipated future acquisitions.
Costs and expenses related to the foreclosure of loans receivable for the three and six months ended June 30, 2011 totaled $0.6 million and $0.8 million, respectively. Costs and expenses related to the foreclosure of loans receivable during the three and six months ended June 30, 2011 included the write-off of $0.5 million and $0.7 million, respectively, of closing costs capitalized in connection with the original acquisitions of the real estate loans receivable. We expect costs and expenses related to the foreclosure of loans receivable to vary in future periods based upon foreclosure activity.
General and administrative expenses for the three and six months ended June 30, 2011 were $0.5 million and $0.9 million, respectively. The general and administrative costs for the three and six months ended June 30, 2011 consisted primarily of insurance premiums, professional fees and independent director fees. We expect general and administrative costs to increase in future periods as we acquire additional investments but to decrease as a percentage of total revenue.
Depreciation and amortization for the three and six months June 30, 2011 was $0.6 million and $0.8 million, respectively. We expect depreciation and amortization to increase in future periods as a result of owning the assets acquired or foreclosed upon in 2011 for an entire period and anticipated future acquisitions of real estate.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Organization and Offering Costs
Organization and offering costs (other than selling commissions and dealer manager fees) of the primary offering may be paid by our advisor, our dealer manager or their affiliates on our behalf and they may continue to pay these costs on our behalf with respect to the offering under our dividend reinvestment plan. Other offering costs include all expenses to be incurred by us in connection with our ongoing initial public offering. Organization costs include all expenses incurred by us in connection with our formation, including but not limited to legal fees and other costs to incorporate. Organization and offering costs, which include selling commissions and dealer manager fees, are charged as incurred as a reduction to stockholders’ equity.
Pursuant to the advisory agreement and the dealer manager agreement, we are obligated to reimburse our advisor, the dealer manager or their affiliates, as applicable, for organization and other offering costs paid by them on our behalf. However, at the termination of our primary offering and at the termination of the offering under our dividend reinvestment plan, our advisor has agreed to reimburse us to the extent that selling commissions, dealer manager fees and other organization and offering expenses incurred by us exceed 15% of the gross offering proceeds of the respective offering. Further, we are only liable to reimburse organization and offering costs incurred by our advisor up to an amount that, when combined with selling commissions, dealer manager fees and all other amounts spent by us on organization and offering expenses, does not exceed 15% of the gross proceeds of our offering as of the date of reimbursement. As of June 30, 2011, selling commissions, dealer manager fees, and organization and other offering costs were 15% of gross offering proceeds. Through June 30, 2011, we had sold 11,223,063 shares for gross offering proceeds of $110.9 million, all of which were sold in the primary offering, and recorded organization and other offering costs of $4.8 million and selling commissions and dealer manager fees of $9.3 million.
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
Status of the Offering
We commenced our ongoing initial public offering of 140,000,000 shares of common stock on November 20, 2009. As of August 5, 2011, we had sold 12,905,366 shares of common stock in the offering for gross offering proceeds of $127.6 million, all of which were sold in the primary offering.
Acquisition of 1635 N. Cahuenga
On August 1, 2011, we, through an indirect wholly owned subsidiary, and Goldstein Planting Partners, LLC and its affiliates (collectively, “GPI”), entered into a joint venture agreement, and on August 3, 2011, the joint venture acquired an office building containing 34,711 rentable square feet located on approximately 15,241 square feet of land in Los Angeles, California (the “1635 N. Cahuenga Building”) from the Ya Ya Company (the “Seller”). Neither GPI nor the Seller is affiliated with us or our advisor. The contractual purchase price of the 1635 N. Cahuenga Building was approximately $7.3 million plus closing costs. We own a 70% equity interest in the joint venture. We funded our initial capital contribution to the joint venture with proceeds from our initial public offering. The joint venture funded the acquisition of the 1635 N. Cahuenga Building with funds contributed to the joint venture by its members and with proceeds from a $3.5 million five-year mortgage loan from the Seller.
The 1635 N. Cahuenga Building was built in 1983 and renovated in 1997. It is currently 39% leased to five tenants.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Second Amended and Restated Share Redemption Program
On August 9, 2011, our board of directors approved a second amended and restated share redemption program to provide sources of funds for certain redemptions of our shares during the remainder of calendar year 2011 and during calendar year 2012. See Part II, Item 5, “Other Information.”
Second Amended and Restated Dealer Manager Agreement
On August 9, 2011, we entered into a second amended and restated dealer manager agreement, which clarifies our reimbursement obligation and our dealer manager's reimbursement obligation with respect to offering costs and expenses. See Part II, Item 5, “Other Information.”
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We may be exposed to the effects of changes in interest rates as a result of the acquisition and origination of mortgage, mezzanine, bridge and other loans and the acquisition of real estate securities. We may also be exposed to the effects of interest rate changes as a result of borrowings used to maintain liquidity and to fund the acquisition, expansion and refinancing of our real estate investment portfolio and operations. Our profitability and the value of our investment portfolio may be adversely affected during any period as a result of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs. We may manage interest rate risk by maintaining a ratio of fixed rate long-term debt such that floating rate exposure is kept at an acceptable level. In addition, we may utilize a variety of financial instruments, including interest rate caps, floors, and swap agreements, in order to limit the effects of changes in interest rates on our operations. When we use these types of derivatives to hedge the risk of interest-earning assets or interest-bearing liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the funds available for payments to holders of our common stock and that the losses may exceed the amount we invested in the instruments. As of June 30, 2011, changes in interest rates will not impact our operations since we did not own any real estate loans receivable and we had no debt.
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

b)
On November 20, 2009, our Registration Statement on Form S-11 (File No. 333-156633), covering a public offering of up to 100,000,000 shares of common stock in our primary offering and 40,000,000 shares of common stock under our dividend reinvestment plan, was declared effective under the Securities Act of 1933. We commenced our initial public offering on November 20, 2009 upon retaining KBS Capital Markets Group LLC, an affiliate of our advisor, as the dealer manager of our offering. We are offering 100,000,000 shares of common stock in our primary offering at an aggregate offering price of up to $1.0 billion, or $10.00 per share with discounts available to certain categories of purchasers. The 40,000,000 shares offered under our dividend reinvestment plan are initially being offered at an aggregate offering price of $380 million, or $9.50 per share. We have extended our primary offering of 100,000,000 shares until the earlier of the sale of all 100,000,000 shares or September 30, 2012. If we have not sold all of the shares by September 30, 2012, we may continue our initial public offering until November 20, 2012. Under rules promulgated by the SEC, in some circumstances we could continue our primary offering until as late as May 19, 2013. We may sell shares under the dividend reinvestment plan beyond the termination of the primary offering until we have sold all the shares under the plan.

As of June 30, 2011, we had sold 11,223,063 shares of common stock in our ongoing initial public offering for gross offering proceeds of $110.9 million, all of which were sold in the primary offering. Also as of June 30, 2011, we had not redeemed any shares pursuant to our share redemption program.
As of June 30, 2011, organization and offering costs of $4.8 million had been incurred by our advisor on our behalf. Pursuant to the advisory agreement and the dealer manager agreement, we are obligated to reimburse our advisor, our dealer manager or their affiliates, as applicable, for organization and other offering costs paid by them on our behalf. However, at the termination of our primary offering and at the termination of the offering under our dividend reinvestment plan, our advisor has agreed to reimburse us to the extent that selling commissions, dealer manager fees and other organization and offering expenses incurred by us exceed 15% of the gross offering proceeds of the respective offering. Further we are only liable to reimburse organization and offering costs incurred by our advisor up to an amount that, when combined with selling commissions, dealer manager fees and all other amounts spent by us on organization and offering expenses, does not exceed 15% of the gross proceeds of our offering as of the date of reimbursement. As of June 30, 2011, we had incurred selling commissions, dealer manager fees and other organization and offering costs in the amounts set forth below. We pay selling commissions and dealer manager fees to KBS Capital Markets Group, and KBS Capital Markets Group reallows all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers. In addition, we reimburse KBS Capital Advisors and KBS Capital Markets Group for certain offering expenses as described in our prospectus, as amended and supplemented.

	Amount
Type of Expense Amount	(in thousands)	Estimated/Actual
Selling commissions and dealer manager fees	$9,329	Actual
Other underwriting compensation	755	Actual
Other organization and offering costs (excluding
underwriting compensation)	4,008	Actual
Total expenses	$14,092
From the commencement of our ongoing initial public offering through June 30, 2011, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $96.8 million. Selling commission, dealer manager fees and other organization and offering costs were 12.7% of the gross offering proceeds.

PART II. OTHER INFORMATION (CONTINUED)
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (continued)

We expect to use substantially all of the net proceeds from our ongoing initial public offering to invest in and manage a diverse portfolio of real estate-related loans, real estate-related debt securities and other real estate-related investments. We may use the net proceeds from the sale of shares under our dividend reinvestment plan for general corporate purposes, including, but not limited to, the redemption of shares under our share redemption program; reserves required by any financings of our investments; future funding obligations under any real estate loans receivable we acquire; the acquisition or origination of assets, which would include payment of acquisition and origination fees to our advisor; the repayment of debt; and expenses related to our investments, such as purchasing a loan senior to ours to protect our junior position in the event of a default by the borrower on the senior loan, making protective advances to preserve collateral securing a loan, or making capital and tenant improvements or paying leasing costs and commissions related to real property. As of June 30, 2011, we had used the net proceeds from our ongoing primary public offering to acquire $39.0 million in real estate-related loans and other real estate-related investments, including $1.1 million of acquisition and origination fees and expenses.

c)	We have adopted a share redemption program that may enable stockholders to sell their shares to us in limited circumstances.
Pursuant to the share redemption program, as amended to date, there are several limitations on our ability to redeem shares:

•
Unless the shares are being redeemed in connection with a stockholder's death, “qualifying disability” or “determination of incompetence” (each as defined under the share redemption program), we may not redeem shares until the stockholder has held the shares for one year.

•
During any calendar year, the share redemption program limits the number of shares we may redeem to those that we could purchase with the amount of the net proceeds from the issuance of shares under the dividend reinvestment plan during the prior calendar year.

•	During any calendar year, we may redeem no more than 5% of the weighted‑average number of shares outstanding during the prior calendar year.

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
Notwithstanding the above, upon the death, “qualifying disability” or “determination of incompetence” of a stockholder, the redemption price will be the amount paid to acquire the shares from us. Furthermore, once we establish an estimated value per share of our common stock, the redemption price per share for all stockholders will be equal to the estimated value per share, as determined by our advisor or another firm chosen for that purpose. We expect to establish an estimated value per share after the completion of our offering stage. We will consider our offering stage complete when we are no longer publicly offering equity securities - whether through our initial public offering or follow-on public offerings - and have not done so for 18 months. “Public equity offering” for this purpose does not include offerings on behalf of selling stockholders or offerings related to a dividend reinvestment plan, employee benefit plan or the redemption of interests in the Operating Partnership.
We may amend, suspend or terminate the program upon 30 days' notice to our stockholders. We may provide this notice by including such information in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC, or by a separate mailing to our stockholders.

PART II. OTHER INFORMATION (CONTINUED)
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (continued)

During the six months ended June 30, 2011, we did not redeem any shares pursuant to our share redemption program. We did not declare distributions in 2010 and, as of August 11, 2011, we have not declared any distributions to our stockholders in 2011. On August 9, 2011, our board of directors approved a second amended and restated share redemption program to provide sources of funds for certain redemptions of our shares during the remainder of calendar year 2011 and during calendar year 2012. See Part II, Item 5, “Other Information.”
Item 3. Defaults upon Senior Securities
None.
Item 4. (Removed and Reserved)
Item 5. Other Information
As of the quarter ended June 30, 2011, all items required to be disclosed under Form 8-K were reported under Form 8‑K.
Second Amended and Restated Share Redemption Program
On August 9, 2011, our board of directors approved a second amended and restated share redemption program. The terms of the second amended and restated share redemption program are identical to the prior program except that the second amended and restated share redemption program provides for sources of funds for certain redemptions of our shares during the remainder of calendar year 2011 and during calendar year 2012 as follows:

•
We may use the aggregate amount of net proceeds, if any, from the sale of our shares under our dividend reinvestment plan during the remainder of calendar year 2011 to redeem a qualifying stockholder's (as defined) shares during calendar year 2011 and calendar year 2012. Any redemptions during calendar year 2011 that are made from the aggregate amount of net proceeds from the sale of shares under our dividend reinvestment plan during calendar year 2011 will reduce in direct proportion funds available for redemptions during calendar year 2012. As of August 11, 2011, our board of directors has not declared distributions in 2011, and as such, there are currently no net proceeds from our dividend reinvestment plan to fund redemptions.

•
We also may use up to $1.244 million (approximately one percent (1%) of the gross proceeds from our initial public offering as of July 31, 2011) to redeem a qualifying stockholder's shares if the shares are being redeemed in connection with a stockholder's death, “qualifying disability” (as defined) or “determination of incompetence” (as defined). For purposes of determining the amount of funds available for redemption under our second amended and restated share redemption program, redemptions for a stockholder's death, qualifying disability or determination of incompetence, will be made first from the $1.244 million of gross offering proceeds from our initial public offering.

The second amended and restated share redemption program will become effective 30 days after we file this Quarterly Report on Form 10-Q, or on September 10, 2011. The second amended and restated share redemption program is filed as an exhibit to this Quarterly Report on Form 10-Q, which is available at the SEC's website at http://www.sec.gov.
Second Amended and Restated Dealer Manager Agreement
On August 9, 2011, we entered into a second amended and restated dealer manager agreement (the “Second Amended and Restated Dealer Manager Agreement”) with KBS Capital Markets Group (the “Dealer Manager”). The terms of the Second Amended and Restated Dealer Manager Agreement are identical to the dealer manager agreement that was previously in effect except that the Second Amended and Restated Dealer Manager Agreement clarifies our reimbursement obligation and the Dealer Manager's reimbursement obligation with respect to offering costs and expenses. Specifically, the Second Amended and Restated Dealer Manager Agreement provides that we will reimburse the Dealer Manager for all items of underwriting compensation referenced in the prospectus for our primary initial public offering, as amended and supplemented (the “Prospectus”), to the extent that the Prospectus indicates such items will be paid by us, provided that within 30 days after the end of the month in which our primary initial public offering terminates, the Dealer Manager will reimburse us to the extent that our reimbursements cause total underwriting compensation for the primary initial public offering to exceed 10% of the gross offering proceeds from such offering. We will also pay directly or reimburse the Dealer Manager for bona fide invoiced due diligence expenses of broker dealers.

PART II. OTHER INFORMATION (CONTINUED)

Item 6. Exhibits

Ex.	Description

1.1	Second Amended and Restated Dealer Manger Agreement, between KBS Strategic Opportunity REIT, Inc. and KBS Capital Markets Group LLC, dated August 9, 2011

3.1	Second Articles of Amendment and Restatement, incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed February 4, 2010

3.2	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 2 to the Company's Registration Statement on Form S-11, Commission File No. 333-156633

4.1
Form of Subscription Agreement, included as Appendix A to the prospectus, incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 6 to the Company's Registration Statement on Form S-11, Commission File No. 333-156633

4.2
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 1 to the Company's Registration Statement on Form S-11, Commission File No. 333-156633

4.3
Amended and Restated Dividend Reinvestment Plan, included as Appendix B to the prospectus, incorporated by reference to Exhibit 4.3 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 6 to the Company's Registration Statement on Form S-11, Commission File No. 333-156633

4.4	Second Amended and Restated Share Redemption Program

4.5
Second Amended and Restated Escrow Agreement, incorporated by reference to Exhibit 4.5 to Pre-Effective Amendment No. 3 to the Company's Registration Statement on Form S-11, Commission File No. 333-156633

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

101.1
The following information from the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Stockholders' Equity; and (iv) Consolidated Statements of Cash Flows.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS STRATEGIC OPPORTUNITY REIT, INC.

August 11, 2011	By:	/S/ KEITH D. HALL
Keith D. Hall
Chief Executive Officer and Director

August 11, 2011	By:	/S/ DAVID E. SNYDER
David E. Snyder
Chief Financial Officer