Form 10-Q
period 2011-09-30
KBS Strategic Opportunity REIT, Inc.
filed 2011-11-07
CIK 1452936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Yes  ☐  No  ☒
As of November 1, 2011, there were 16,439,547 outstanding shares of common stock of KBS Strategic Opportunity REIT, Inc.

KBS STRATEGIC OPPORTUNITY REIT, INC.
FORM 10-Q
September 30, 2011

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2011	December 31, 2010
	(unaudited)
Assets
Real estate, net	$42,290	$4,547
Real estate loans receivable, net	—	13,227
Total real estate and real estate-related investments, net	42,290	17,774
Cash and cash equivalents	85,484	23,642
Rents and other receivables, net	186	47
Above-market leases, net	1,195	27
Prepaid expenses and other assets	706	914
Total assets	$129,861	$42,404
Liabilities and stockholders’ equity
Note payable	$3,477	$—
Accounts payable and accrued liabilities	1,742	917
Due to affiliates	—	378
Security deposits and other liabilities	521	51
Total liabilities	5,740	1,346
Commitments and contingencies (Note 9)
Redeemable common stock	1,204	—
Equity
KBS Strategic Opportunity REIT, Inc. stockholders' equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 14,915,195 and 5,132,988 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	149	52
Additional paid-in capital	127,615	42,988
Accumulated deficit	(6,205)	(1,982)
Total KBS Strategic Opportunity REIT, Inc. stockholders’ equity	121,559	41,058
Noncontrolling interest	1,358	—
Total equity	122,917	41,058
Total liabilities and stockholders’ equity	$129,861	$42,404
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Rental income	$1,086	$66	$1,670	$66
Tenant reimbursements	54	9	137	9
Interest income from real estate loans receivable	32	—	311	—
Other operating income	17	—	17	—
Total revenues	1,189	75	2,135	75
Expenses:
Operating, maintenance, and management	966	34	1,531	34
Real estate taxes and insurance	261	11	457	11
Asset management fees to affiliate	80	6	193	6
Real estate acquisition fees and expenses	268	37	268	37
Real estate acquisition fees and expenses to affiliate	52	18	52	18
Costs related to foreclosure of loans receivable	78	—	888	—
General and administrative expenses	524	365	1,420	975
Depreciation and amortization	924	72	1,719	72
Interest expense	28	—	28	—
Total expenses	3,181	543	6,556	1,153
Other income:
Other interest income	45	8	95	12
Net loss	(1,947)	(460)	(4,326)	(1,066)
Net loss attributable to noncontrolling interest	103	—	103	—
Net loss attributable to common stockholders	$(1,844)	$(460)	$(4,223)	$(1,066)
Net loss per common share, basic and diluted	$(0.14)	$(0.23)	$(0.45)	$(1.10)
Weighted-average number of common shares outstanding, basic and diluted	13,238,044	2,042,633	9,368,412	966,540
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Year Ended December 31, 2010 and the Nine Months Ended September 30, 2011 (unaudited)
(dollars in thousands)

			Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Common Stock
	Shares	Amounts
Balance, December 31, 2009	20,000	$1	$199	$(7)	$193	$—	$193
Issuance of common stock	5,112,988	51	50,349	—	50,400	—	50,400
Commissions on stock sales and related dealer manager fees to affiliate	—	—	(4,116)	—	(4,116)	—	(4,116)
Other offering costs	—	—	(3,444)	—	(3,444)	—	(3,444)
Net loss	—	—	—	(1,975)	(1,975)	—	(1,975)
Balance, December 31, 2010	5,132,988	$52	$42,988	$(1,982)	$41,058	$—	$41,058
Issuance of common stock	9,786,207	98	96,971	—	97,069	—	97,069
Transfers to redeemable common stock	—	—	(1,204)	—	(1,204)	—	(1,204)
Redemptions of common stock	(4,000)	(1)	(39)	—	(40)	—	(40)
Commissions on stock sales and related dealer manager fees to affiliate	—	—	(8,493)	—	(8,493)	—	(8,493)
Other offering costs	—	—	(2,608)	—	(2,608)	—	(2,608)
Noncontrolling interest contribution	—	—	—	—	—	1,461	1,461
Net loss	—	—	—	(4,223)	$(4,223)	(103)	(4,326)
Balance, September 30, 2011	14,915,195	$149	$127,615	$(6,205)	$121,559	$1,358	$122,917
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2011	2010
Cash Flows from Operating Activities:
Net loss	$(4,326)	$(1,066)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,719	72
Deferred rent	(63)	—
Amortization of above- and below-market leases, net	298	10
Write-off of closing costs related to foreclosed assets	696	—
Changes in assets and liabilities:
Rents and other receivables	(76)	(42)
Prepaid expenses and other assets	231	(11)
Accounts payable and accrued liabilities	324	183
Due to affiliates	(378)	5
Security deposits and other liabilities	247	—
Net cash used in operating activities	(1,328)	(849)
Cash Flows from Investing Activities:
Acquisitions of real estate	(7,552)	(1,800)
Additions to real estate	(462)	—
Investments in real estate loans receivable	(20,120)	(8,822)
Principal repayments on real estate loans receivable	438	—
Net cash used in investing activities	(27,696)	(10,622)
Cash Flows from Financing Activities:
Proceeds from notes payable	3,477	—
Proceeds from issuance of common stock	97,069	26,252
Payments to redeem common stock	(40)	—
Payments of commissions on stock sales and related dealer manager fees	(8,493)	(2,281)
Payments of other offering costs	(2,608)	(1,617)
Noncontrolling interest contribution	1,461	—
Net cash provided by financing activities	90,866	22,354
Net increase in cash and cash equivalents	61,842	10,883
Cash and cash equivalents, beginning of period	23,642	193
Cash and cash equivalents, end of period	$85,484	$11,076
Supplemental Disclosure of Noncash Transactions:
Interest paid	$28	$—
Supplemental Disclosure of Noncash Transactions:
Investments in real estate through foreclosure	$32,213	$—
Liabilities assumed on foreclosed real estate	$200	$—
Increase in capital expenses payable	$370	$117
Liabilities assumed on real estate acquisition	$—	$36
Increase in due to affiliates for offering costs	$—	$39
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
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
Subject to certain restrictions and limitations, the business of the Company is externally managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement the Company renewed with the Advisor on October 8, 2011 (the “Advisory Agreement”). The Advisor conducts the Company’s operations and manages its portfolio of real estate-related loans, real estate-related debt securities and other real estate-related investments. The Advisor owns 20,000 shares of the Company’s common stock.
The Company expects to invest in and manage a diverse portfolio of real estate-related loans, real estate-related debt securities and other real estate-related investments. Such investments may include the origination and acquisition of mortgage, mezzanine, bridge and other real estate-related loans, investments in real estate-related debt securities such as residential and commercial mortgage-backed securities and collateralized debt obligations and investments in opportunistic real estate. The Company may also invest in entities that make similar investments. Additionally, the Company expects to invest in real estate properties through acquisition or foreclosure. As of September 30, 2011, the Company owned five office properties and one industrial/flex property.
On January 8, 2009, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a minimum of 250,000 shares and a maximum of 140,000,000 shares of common stock for sale to the public (the “Offering”), of which 100,000,000 shares were registered in a primary offering and 40,000,000 shares were registered under the Company’s dividend reinvestment plan. The SEC declared the Company’s registration statement effective on November 20, 2009 and the Company retained KBS Capital Markets Group LLC (the “Dealer Manager”), an affiliate of the Company, to serve as the dealer manager of the Offering pursuant to a dealer manager agreement, as amended and restated on August 9, 2011 (the “Dealer Manager Agreement”). The Dealer Manager is responsible for marketing the Company’s shares being offered pursuant to the Offering. The Company intends to use substantially all of the net proceeds from the Offering to invest in a diverse portfolio of real estate-related loans, real estate-related debt securities and other real estate-related investments, as described above.
As of September 30, 2011, the Company had sold 14,899,195 shares of common stock in the Offering for gross offering proceeds of $147.5 million, all of which were sold in the primary offering. Also, as of September 30, 2011, the Company had redeemed 4,000 shares sold in the Offering for $40,000.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10‑K for the year ended December 31, 2010. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K filed with the SEC.
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of the Company, REIT Holdings, the Operating Partnership and their direct and indirect wholly owned subsidiaries, and a joint venture in which the Company has a controlling interest. All significant intercompany balances and transactions are eliminated in consolidation.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2011
(unaudited)

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. Any reference to the number of properties and square footage are unaudited and outside of the scope of the Company’s independent registered public accounting firm’s review of the financial statements in accordance with the Standards of the United States Public Company Accounting Oversight Board.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.
Segments
The Company’s segments are based on the Company’s method of internal reporting, which classifies its operations by investment type: real estate-related and real estate. For financial data by segment, see Note 8, “Segment Information.”
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three and nine months ended September 30, 2011 and 2010.
Recently Issued Accounting Standards Updates
In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU No. 2011-04”). ASU No. 2011-04 updates and further clarifies requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, ASU No. 2011-04 clarifies the FASB’s intent about the application of existing fair value measurements. ASU No. 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The Company does not expect that the adoption of ASU No. 2011-04 will have a material impact on its consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2011
(unaudited)

In April 2011, the FASB issued ASU No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“ASU No. 2011-02”). ASU No. 2011-02 updated accounting guidance to clarify certain determining factors, such as when a concession has been granted and when a debtor is experiencing financial difficulties, in evaluating whether or not a debt restructuring is deemed to be a “Troubled Debt Restructuring.” The amendments in this update are effective for the first interim or annual period beginning on or after June 15, 2011, and are applied retrospectively to the beginning of the annual period of adoption. The Company adopted ASU No. 2011-02 during the quarter ended September 30, 2011, and such adoption did not have a material impact on the Company’s consolidated financial statements. The adoption of ASU No. 2011-02 could result in an increase of future debt restructurings, if any, recorded as “Troubled Debt Restructurings,” which could have a material impact on the Company’s consolidated financial statements.
In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU No. 2010-20”). ASU No. 2010-20 requires the Company to provide a greater level of disaggregated information about the credit quality of its financing receivables and its allowance for credit losses. This ASU also requires the Company to disclose additional information related to credit quality indicators, past due information, information related to loans modified in a troubled debt restructuring and significant purchases and sales of financing receivables disaggregated by portfolio segment. ASU No. 2010-20 was initially effective for interim and annual periods ending on or after December 15, 2010. In January 2011, the FASB issued ASU No. 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20 (“ASU No. 2011-01”). ASU No. 2011-01 announced that it was deferring the effective date of new disclosure requirements for troubled debt restructurings prescribed by ASU No. 2010-20. The effective date for those disclosures will be concurrent with the effective date for proposed ASU No. 2010-20. The Company adopted ASU No. 2010-20 during the quarter ended September 30, 2011, in conjunction with the effective date of ASU No. 2011-02. The adoption of ASU No. 2010-20 requires additional disclosures, but does not have a material impact on the Company’s consolidated financial statements.
3. REAL ESTATE
As of September 30, 2011, the Company owned five office properties and one industrial/flex property, encompassing approximately 674,546 rentable square feet. As of September 30, 2011, these properties were 35% occupied. The following table summarizes the Company’s real estate investments as of September 30, 2011 and December 31, 2010, respectively (in thousands):

	September 30, 2011	December 31, 2010
Land	$12,117	$2,090
Buildings and improvements	$28,367	$2,425
Tenant origination and absorption costs	$3,035	$221
Total real estate, cost	$43,519	$4,736
Accumulated depreciation and amortization	$(1,229)	$(189)
Total real estate, net	$42,290	$4,547

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2011
(unaudited)

The following table provides summary information regarding the properties owned by the Company as of September 30, 2011 (in thousands):

Property	Date Acquired or Foreclosed on	City	State	Property Type	Land	Building and Improvements	Tenant Origination and Absorption	Total Real Estate at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net
Village Overlook Buildings	08/02/2010	Stockbridge	GA	Office	$440	$1,245	$27	$1,712	$(82)	$1,630
Academy Point Atrium I	11/03/2010	Colorado Springs	CO	Office	1,650	1,554	—	3,204	(37)	3,167
Northridge Center I & II	03/25/2011	Atlanta	GA	Office	2,234	3,706	672	6,612	(371)	6,241
Iron Point Business Park	06/21/2011	Folsom	CA	Office	2,671	15,321	1,308	19,300	(583)	18,717
Roseville Commerce Center	06/27/2011	Roseville	CA	Industrial/Flex	2,010	2,768	543	5,321	(110)	5,211
1635 N. Cahuenga Building (1)	08/03/2011	Los Angeles	CA	Office	3,112	3,773	485	7,370	(46)	7,324
					$12,117	$28,367	$3,035	$43,519	$(1,229)	$42,290
_____________________
(1) The Company owns a 70% interest in the joint venture that owns this property. See “- Recent Acquisition - 1635 N. Cahuenga Building.”
Operating Leases
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of September 30, 2011, the leases had remaining terms (excluding options to extend) of up to 8.5 years with a weighted-average remaining term (excluding options to extend) of 1.6 years. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit and/or a letter of credit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash and assumed in real estate acquisitions or foreclosures related to tenant leases are included in security deposits and other liabilities in the accompanying consolidated balance sheets and totaled $254,000 and $32,000 as of September 30, 2011 and December 31, 2010, respectively.
As of September 30, 2011, the future minimum rental income from the Company’s properties under non-cancelable operating leases was as follows (in thousands):

October 1, 2011 through December 31, 2011	$3,013
2012	3,458
2013	1,704
2014	1,037
2015	702
Thereafter	1,223
$11,137

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2011
(unaudited)

As of September 30, 2011, the Company’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Finance	7	$1,137	22.6%
Professional	1	1,002	20.0%
Arts & Entertainment	7	575	11.5%
		$2,714	54.1%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of September 30, 2011, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
No other tenant industries accounted for more than 10% of annualized base rent. No material tenant credit issues have been identified at this time.
As of September 30, 2011, the Company had a concentration of credit risk related to the following tenant leases that represent more than 10% of the Company’s annualized base rent:

			Net Rentable Sq. Ft		Annualized Base Rent Statistics
Tenant	Property	Tenant Industry	Square Feet	% of Portfolio	Annualized Base Rent (1) (in thousands)	% of Annualized Base Rent	Annualized Base Rent per Square Foot	Lease Expiration (2)
Old Castle, Inc.	Northridge Center I & II	Professional	50,109	7.4%	$1,002	20.0%	$20.00	5/31/2012
Securities America Financial	Iron Point Business Park	Finance	19,358	2.9%	510	10.1%	26.35	1/31/2012
			69,467	10.3%	$1,512	30.1%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of September 30, 2011, adjusted to straight-line any contractual tenant concessions, rent increases and rent decreases from the lease’s inception through the balance of the lease term.
(2) Represents the expiration date of the lease at September 30, 2011 and does not take into account any tenant renewal options.
Recent Acquisition
1635 N. Cahuenga Building
On August 1, 2011, the Company, through an indirect wholly owned subsidiary, and Goldstein Planting Partners, LLC and its affiliates (collectively, “GPI”), entered into an agreement to form a joint venture (the “Joint Venture”), and on August 3, 2011, the Joint Venture acquired a six-story office building containing 34,711 rentable square feet located on approximately 15,241 square feet of land in Los Angeles, California (the “1635 N. Cahuenga Building”). Neither GPI nor the seller are affiliated with the Company or the Advisor. The contractual purchase price of the 1635 N. Cahuenga Building paid by the Joint Venture was approximately $7.3 million plus closing costs.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2011
(unaudited)

The Company holds a 70% membership interest in the Joint Venture and therefore consolidates the Joint Venture in its financial statements in accordance with the equity method of accounting as the Company is deemed to have a controlling interest. Income and losses are generally allocated among the members such that each member’s capital account is proportionately equal to the distributions that would be made to each member if the Joint Venture were dissolved pursuant to the provisions of the joint venture agreement. The Company records the portion of the Joint Venture not owned by the Company as noncontrolling interest. During the nine months ended September 30, 2011, the 1635 N. Cahuenga LLC recognized a net loss of $0.4 million, of which $0.1 million was allocated to the noncontrolling interest.
4. REAL ESTATE LOANS RECEIVABLE
As of December 31, 2010, the Company, through wholly owned subsidiaries, had invested in real estate loans receivable as set forth below. As of September 30, 2011, the Company had foreclosed on all of its investments in real estate loans receivable:

Loan Name Location of Related Property or Collateral	Date Acquired/ Originated	Property Type	Loan Type (1)	Book Value as of December 31, 2010 (2)	Maturity Date	Foreclosure Date
Roseville Commerce Center Mortgage Portfolio
Roseville, California
Roseville Commerce Center First Mortgage I	09/10/2010	Industrial/Flex	Non-Performing Mortgage	$4,112	N/A	06/27/2011
Roseville Commerce Center First Mortgage II	09/10/2010	Industrial/Flex	Non-Performing Mortgage	1,700	N/A	06/27/2011
Roseville Commerce Center First Mortgage III	09/10/2010	Land	Non-Performing Mortgage	158	N/A	06/27/2011
Total Roseville Commerce Center Mortgage Portfolio				5,970
Northridge Center I & II First Mortgage
Atlanta, Georgia	12/08/2010	Office	Non-Performing Mortgage	7,257	N/A	03/25/2011
Iron Point Business Park First Mortgage
Folsom, California	03/14/2011	Office	Non-Performing Mortgage	—	N/A	06/21/2011
				$13,227
_____________________
(1)Upon acquisition, the Company did not expect non-performing mortgages to perform in accordance with their contractual terms, including the repayment of the principal amount outstanding under the loans, the payment of interest at the stated amount on the face of notes or the repayment of the loans upon their maturity date.
(2) Book value of real estate loans receivable represents outstanding principal balance adjusted for unamortized acquisition discounts, origination fees, and direct origination and acquisition costs.
The following summarizes the activity related to real estate loans receivable for the nine months ended September 30, 2011 (in thousands):

Real estate loans receivable - December 31, 2010	$13,227
Face value of real estate loans receivable acquired	25,631
Discount on purchase price of real estate loans receivable	(5,881)
Principal repayments received on real estate loans receivable	(438)
Closing costs on purchase of real estate loans receivable	370
Foreclosure on properties securing real estate loans receivable	(32,909)
Real estate loans receivable - September 30, 2011	$—

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2011
(unaudited)

5. NOTE PAYABLE
On August 3, 2011, in connection with the acquisition of the 1635 N. Cahuenga Building, the Joint Venture obtained $3.5 million of secured financing (the “1635 N. Cahuenga Mortgage Loan”) from the seller of the 1635 N. Cahuenga Building. The 1635 N. Cahuenga Mortgage Loan bears interest at a fixed rate of 5.0% per annum and matures on July 31, 2016. Monthly payments are interest-only with the outstanding principal balance due at maturity. The Joint Venture may prepay the unpaid principal balance under the 1635 N. Cahuenga Mortgage Loan, in whole or in part, together with all interest then accrued under the loan, at any time, without premium or penalty. The 1635 N. Cahuenga Mortgage Loan is secured by the 1635 N. Cahuenga Building.
6. FAIR VALUE DISCLOSURES
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
Notes payable: The fair value of the Company’s notes payable is estimated using a discounted cash flow analysis based on management’s estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio, type of collateral and other credit enhancements. Additionally, when determining the fair value of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available, the Company measures fair value using (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as assets or (ii) another valuation technique that is consistent with the principles of fair value measurement, such as the income approach or the market approach.
The following were the carrying amounts and fair values of the Company’s financial instruments as of September 30, 2011 and December 31, 2010, which carrying amounts do not approximate the fair value (in thousands):

	September 30, 2011			December 31, 2010
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Real estate loans receivable (1)	$—	$—	$—	$27,483	$13,227	$12,950
Financial liability:
Note payable	$3,477	$3,477	$3,477	$—	$—	$—
_____________________
(1) As of September 30, 2011, the Company no longer owned any real estate loans receivable as it had foreclosed on or formally received title to the properties securing the loans.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2011
(unaudited)

Disclosure of the fair value of financial instruments is based on pertinent information available to the Company as of September 30, 2011 and December 31, 2010 and requires a significant amount of judgment. Despite increased capital market and credit market activity, transaction volume for certain financial instruments remains relatively low. This has made the estimation of fair values difficult and, therefore, both the actual results and the Company’s estimate of value at a future date could be materially different.
During the nine months ended September 30, 2011, the Company measured the following non-financial assets at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Nonrecurring Basis:
Foreclosed real estate (1)	$32,713	$—	$—	$32,713
Investment in real estate (2)	7,252	—	—	7,252
_____________________
(1) Amount reflects estimated fair value of real estate on the date on which the Company foreclosed or to which it otherwise took title in 2011.
(2) Amount reflects acquisition date fair values of real estate acquired.
7. RELATED PARTY TRANSACTIONS
The Advisory Agreement and the Dealer Manager Agreement entitle the Advisor and/or the Dealer Manager to specified fees upon the provision of certain services with regard to the Offering, the investment of funds in real estate and real estate‑related investments, and the disposition of real estate and real estate-related investments (including the discounted payoff of non-performing loans) among other services, as well as reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company and certain costs incurred by the Advisor in providing services to the Company. The Advisor and Dealer Manager also serve as the advisor and dealer manager, respectively, for KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust II, Inc., KBS Real Estate Investment Trust III, Inc. and KBS Legacy Partners Apartment REIT, Inc. During the three and nine months ended September 30, 2011 and 2010, no transactions occurred between the Company and these other KBS-sponsored programs.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2011
(unaudited)

Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three and nine months ended September 30, 2011 and 2010, respectively, and any related amounts payable as of September 30, 2011 and December 31, 2010 (in thousands):

	Incurred				Payable as of
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
	2011	2010	2011	2010	2011	2010
Expensed
Asset management fees	$80	$6	$193	$6	$—	$—
Reimbursable operating expenses (1)	15	51	38	523	—	312
Acquisition fees on real properties	52	18	52	18	—	—

Additional Paid-in Capital
Selling commissions	2,183	638	5,581	1,493	—	—
Dealer manager fees	1,097	341	2,912	788	—	—
Reimbursable other offering costs	978	727	2,015	1,651	—	66

Capitalized
Acquisition and origination fees on
real estate loans receivable	—	88	199	88	—	—
	$4,405	$1,869	$10,990	$4,567	$—	$378
_____________________
(1) The Advisor may seek reimbursement for certain employee costs under the Advisory Agreement. Commencing July 1, 2010, the Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $38,000 and $16,000 for the nine months ended September 30, 2011 and 2010, respectively, and were the only employee costs reimbursed under the Advisory Agreement during these periods. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers.
8. SEGMENT INFORMATION
The Company presently operates in two business segments based on its investment types: real estate and real estate‑related. Under the real estate segment, the Company has invested in or otherwise taken title to, through foreclosure or deed‑in‑lieu of foreclosure, office and industrial/flex properties. Under the real estate-related segment, the Company has invested in non-performing first mortgage loans. All revenues earned from the Company’s two operating segments were from external customers and there were no intersegment sales or transfers. The Company does not allocate corporate-level accounts to its operating segments. Corporate-level accounts include corporate general and administrative expenses, non-operating interest income, non-operating interest expense and other corporate-level expenses. The accounting policies of the segments are consistent with those described in Note 2, “Summary of Significant Accounting Policies.”

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2011
(unaudited)

The Company evaluates the performance of its segments based upon net operating income (“NOI”), which is a non-GAAP supplemental financial measure. The Company defines NOI for its real estate segment as operating revenues (rental income, tenant reimbursements and other operating income) less property and related expenses (property operating expenses, real estate taxes, insurance, asset management fees and provision for bad debt) less interest expense, if any. NOI excludes certain items that are not considered to be controllable in connection with the management of an asset such as non‑property income and expenses, depreciation and amortization, and corporate general and administrative expenses. The Company defines NOI for its real estate-related segment as interest income less loan servicing costs and asset management fees. The Company uses NOI to evaluate the operating performance of the Company’s real estate and real estate-related investments and to make decisions about resource allocations. The Company believes that net income is the GAAP measure that is most directly comparable to NOI; however, NOI should not be considered as an alternative to net income as the primary indicator of operating performance as it excludes the items described above. Additionally, NOI as defined above may not be comparable to other REITs or companies as their definitions of NOI may differ from the Company’s definition.
The following tables summarize total revenues and NOI for each reportable segment for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Real estate segment	$1,157	$75	$1,824	$75
Real estate-related segment	32	—	311	—
Total segment revenues	$1,189	$75	$2,135	$75

NOI:
Real estate segment	$(178)	$28	$(309)	$28
Real estate-related segment	32	(4)	235	(4)
Total NOI	$(146)	$24	$(74)	$24

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2011
(unaudited)

The following tables summarize total assets and total liabilities for each reportable segment as of September 30, 2011 and December 31, 2010 (in thousands):

	As of September 30,	As of December 31,
	2011	2010
Assets:
Real estate segment	$45,235	$4,637
Real estate-related segment (1)	—	13,832
Total segment assets	45,235	18,469
Corporate-level (2)	84,626	23,935
Total assets	$129,861	$42,404

Liabilities:
Real estate segment	$5,389	$295
Real estate-related segment (1)	—	563
Total segment liabilities	5,389	858
Corporate-level	351	488
Total liabilities	$5,740	$1,346
_____________________
(1) The Company has either foreclosed on or otherwise received title to the properties securing all original investments in real estate loans receivable, and therefore, has no real estate-related assets or liabilities as of September 30, 2011.
(2) Corporate-level assets consisted primarily of net proceeds from the Offering being held in the form of cash and cash equivalents of approximately $84.1 million and $23.5 million as of September 30, 2011 and December 31, 2010, respectively.
The following table reconciles the Company’s net loss to its NOI for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net loss	$(1,947)	$(460)	$(4,326)	$(1,066)
Other interest income	(45)	(8)	(95)	(12)
Real estate acquisition fees and expenses	268	37	268	37
Real estate acquisition fees and expenses to affiliates	52	18	52	18
Costs related to the foreclosure of loans receivable	78	—	888	—
General and administrative expenses	524	365	1,420	975
Depreciation and amortization	924	72	1,719	72
NOI	$(146)	$24	$(74)	$24

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2011
(unaudited)

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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Although there can be no assurance, the Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations as of September 30, 2011. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities.
Legal Matters
From time to time, the Company is a party to legal proceedings that arise in the ordinary course of its business. Management is not aware of any legal proceedings of which the outcome is probable or reasonably possible to have a material adverse effect on the Company’s results of operations or financial condition, which would require accrual or disclosure of the contingency and possible range of loss. Additionally, the Company has not recorded any loss contingencies related to legal proceedings in which the potential loss is deemed to be remote.
10. SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Status of the Offering
The Company commenced its Offering on November 20, 2009. As of November 1, 2011, the Company had sold 16,423,547 shares of common stock in the Offering for gross offering proceeds of $162.6 million, all of which were sold in the primary offering.

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
The following are some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
Both we and KBS Capital Advisors LLC (“KBS Capital Advisors”), our advisor, have limited operating histories. This inexperience makes our future performance difficult to predict. We are dependent on our advisor to identify suitable investments and to manage our investments.

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

•
Investments in non-performing real estate assets involve greater risks than investments in stabilized, performing assets and make our future performance more difficult to predict. As of September 30, 2011, all of our investments were non-performing real estate assets.

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
We intend to use substantially all of the net proceeds from our ongoing initial public offering to invest in and manage a diverse portfolio of real estate-related loans, real estate-related debt securities and other real estate-related investments. Such investments will include the origination and acquisition of mortgage, mezzanine, bridge and other real estate-related loans, investments in real estate-related debt securities such as residential and commercial mortgage-backed securities and collateralized debt obligations and investments in opportunistic real estate. We may also invest in entities that make similar investments. As of September 30, 2011, we owned five office properties and one industrial/flex property.
On April 19, 2010, we broke escrow in our offering and through September 30, 2011, we had sold 14,899,195 shares of common stock for gross offering proceeds of $147.5 million, all of which were sold in our primary offering. Also, as of September 30, 2011, we had redeemed 4,000 shares sold in the offering for $40,000.
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
Market Outlook – Real Estate and Real Estate Finance Markets
During the past three years, significant and widespread concerns about credit risk and access to capital have been present in the U.S. and global financial markets. Economies throughout the world have experienced increased unemployment and sagging consumer confidence due to a downturn in economic activity. Amid signs of recovery in the economic and financial markets, concerns remain regarding job growth, wage stagnation, credit restrictions and increased taxation.  Recent global economic events centered on the possible default of sovereign government debt in Europe and the lowering of the credit rating of the United States by Standard & Poor’s to AA+ from AAA have increased market volatility.
The health of the global capital markets remains a concern.  The banking industry has been experiencing improved earnings, but the relatively low growth economic environment has caused the markets to question whether financial institutions are truly appropriately capitalized.  The credit downgrade of the United States has increased these concerns, especially for the larger, money center banks.  Smaller financial institutions have continued to work with borrowers to amend and extend existing loans; however, as these loans reach maturity, there is the potential for future credit losses. The FDIC’s list of troubled financial institutions is still quite large and the threat of more bank closings will weigh heavily on the financial markets.
In Europe, the growing sovereign debt crisis remains a concern. The European banking system holds material quantities of sovereign debt on their balance sheets. A default or restructuring in any of a number of issuers could have a negative impact on the global banking system. The uncertainty surrounding the size of the problem and how regulators and governments intend to deal with the situation has caused many investors to reassess their pricing of risks. In response to the growing crisis the global credit markets have tightened, and the cost of capital, in general, has begun to increase.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Throughout the financial crisis and economic downturn, U.S. commercial real estate transactions experienced a sharp decline in volume. Very little market activity (buying or selling) took place in 2009 and the first half of 2010. In the second half of 2010 and the first half of 2011 the markets experienced a rebound in transaction activity. High-quality assets in primary (top-tier) markets experienced the largest increase in transaction volume. This resurgence in market activity has spread to secondary and tertiary markets as post-crisis market conditions improved and economic growth stabilized.
Beginning in 2010, the U.S. commercial real estate industry has experienced some improvement in fundamental credit statistics such as occupancy, rental rates and pricing. Continued improvement in these fundamentals remains contingent upon sustainable economic growth, which is by no means a given. In general, borrower defaults may rise, and occupancy and rental rate stabilization will vary by market and by property type. Looking forward, it is widely assumed that mortgage delinquencies have not yet peaked.
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
Liquidity and Capital Resources
We are dependent upon the net proceeds from our ongoing initial public offering to conduct our proposed operations.  We will obtain the capital required to purchase and originate real estate-related investments and conduct our operations from the proceeds of our ongoing initial public offering and any future follow-on offerings we may conduct, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations.  To date, we have had three primary sources of capital for meeting our cash requirements:

•	Proceeds from our ongoing initial public offering;

•	Debt financing; and

•	Cash flow generated by our real estate and real estate-related investments.
On April 19, 2010, we broke escrow in our ongoing initial public offering and through September 30, 2011, we had sold 14,899,195 shares of common stock for gross offering proceeds of $147.5 million, all of which were sold in our primary offering.  If we are unable to raise substantial funds in our initial public offering, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the fluctuation in the value of an investment in us will be tied more closely to the performance of the specific assets we acquire.  Further, we will have certain fixed operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds in our initial public offering.  Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.
Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures and corporate general and administrative expenses.  Cash flow from operations from our real estate investments is primarily dependent upon the occupancy levels of our properties, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures.  As of September 30, 2011, our real estate investments were 35% occupied.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Investments in performing real estate-related loans generate cash flow in the form of interest income.  Investments in non-performing real estate-related loans may or may not generate cash flow.  Cash flow from operations under our real estate-related loans is primarily dependent on the operating performance of the underlying collateral and the borrowers’ ability to make their debt service payments.  We do not expect non-performing mortgages to perform in accordance with their contractual terms, including the repayment of the principal amount outstanding under the loans, the payment of interest at the stated amount on the face of notes or the repayment of the loans upon their maturity dates.  As such, we will explore various strategies including, but not limited to, one or more of the following: (i) negotiating with the borrowers for a reduced payoff, (ii) restructuring the terms of the loans and (iii) enforcing our rights as lenders under these loans and foreclosing on the collateral securing the loans.  We believe that one or more of these potential courses of action will at some point result in positive cash flow to us. As of September 30, 2011, we had no real estate loans receivable outstanding, as we have foreclosed on or otherwise received title to all of the properties that secured our original investments in non-performing real estate loans receivable.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the Conflicts Committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expense reimbursements for the four fiscal quarters ended September 30, 2011 exceeded the charter imposed limitation; however, the Conflicts Committee determined that the relationship of our operating expenses to our average invested assets was justified for these periods given the costs of operating a public company and the early stage of our operations.
For the nine months ended September 30, 2011, our cash needs for acquisitions and capital expenditures were met with proceeds from our ongoing initial public offering and debt financing. Operating cash needs during the same period were met through cash flow generated by our real estate investments and proceeds from our ongoing initial public offering.
Cash Flows from Operating Activities
We commenced operations with the acquisition of our first real estate investment on August 2, 2010. As of September 30, 2011, we owned five office properties and one industrial/flex property. During the nine months ended September 30, 2011, net cash used in operating activities was $1.3 million. We expect that our cash flows from operating activities will increase in future years as a result of owning the assets acquired during 2010 and 2011 for an entire period and as a result of anticipated future acquisitions of real estate and real estate-related investments, and the related operations of such real estate and the potential cash flow from real estate-related investments.
Cash Flows from Investing Activities
Net cash used in investing activities was $27.7 million for the nine months ended September 30, 2011 and primarily consisted of the acquisition of a non-performing first mortgage loan for $20.1 million and real estate for $7.3 million.
Cash Flows from Financing Activities
Net cash provided by financing activities was $90.9 million for the nine months ended September 30, 2011 and consisted primarily of the following:

•
$86.0 million of cash provided by offering proceeds related to our initial public offering, net of payments of selling commissions, dealer manager fees and other organization and offering expenses of $11.1 million;

•	Payments to redeem shares of common stock for $40,000;

•	Noncontrolling interest contribution of $1.5 million; and

•	Proceeds received from a note payable of $3.5 million.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Contractual Commitments and Contingencies
In order to execute our investment strategy, we utilize secured debt, and to the extent available, may utilize unsecured debt, to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinancing and interest risks, are properly balanced with the benefit of using leverage. Once we have fully invested the proceeds of our initial public offering, we expect our debt financing will be 50% or less of the cost of our investments, although it may exceed this level during our offering stage. There is no limitation on the amount we may borrow for any single investment. Our charter limits our borrowings such that our total liabilities may not exceed 75% of the cost of our tangible assets; however, we may exceed that limit if a majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our common stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of September 30, 2011, our borrowings and other liabilities were approximately 12% of the cost (before depreciation or other noncash reserves) and book value (before depreciation) of our tangible assets. See “Liquidity and Capital Resources” for further discussion.
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
The following is a summary of our contractual obligations as of September 30, 2011 (in thousands):

		Payments Due During the Years Ending December 31, 2011
Contractual Obligations	Total	Remainder of 2011	2012 - 2013	2014 - 2015	Thereafter
Outstanding debt obligations	$3,477	$—	$—	$—	$3,477
Interest payments on outstanding debt obligations	840	43	348	348	101
Results of Operations
Our results of operations for the three and nine months ended September 30, 2011 are not indicative of those expected in future periods as we recently foreclosed on or received title to five first mortgages, and the occupancy in those properties has not been stabilized. During the three and nine months ended September 30, 2010, we acquired one office property and four non-performing first mortgage loans. Subsequent to September 30, 2010, we have acquired an interest in one office building and two non-performing first mortgage loans. As of September 30, 2011, we have either foreclosed on or otherwise received title to the properties which secured all original investments in real estate loans receivable. As such, we owned five office properties and an interest in one industrial/flex property as of September 30, 2011. We funded the acquisitions of these investments with proceeds from our ongoing initial public offering and debt financing. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments. Our income and expenses will also depend on the outcome of our recovery strategies for our non-performing loans.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparison of the three months ended September 30, 2011 versus the three months ended September 30, 2010
Rental income and tenant reimbursements increased from $66,000 and $9,000, respectively, for the three months ended September 30, 2010 to $1.1 million and $54,000, respectively, for the three months ended September 30, 2011, primarily as a result of the growth in our real estate portfolio. We expect rental income and tenant reimbursements to increase in future periods as a result of owning the assets acquired or foreclosed upon in 2011 for an entire period, leasing additional space and anticipated future acquisitions of real estate.
Interest income from our real estate loans receivable was $32,000 for the three months ended September 30, 2011. As of September 30, 2011, we had foreclosed on all of our real estate loans receivable. We had acquired four non-performing real estate loans receivable as of September 30, 2010, but did not recognize any interest income from these real estate loans receivable during the three months ended September 30, 2010. We expect interest income to vary in future periods based upon acquisition activity of real estate-related loans and, because we generally acquire opportunistic loans, the ability of the borrowers to make interest payments.
Property operating costs and real estate taxes and insurance increased from $34,000 and $11,000, respectively, for the three months ended September 30, 2010 to $1.0 million and $0.3 million, respectively, for the three months ended September 30, 2011. We expect property operating costs and real estate taxes and insurance to increase in future periods as a result of owning the assets acquired or foreclosed upon in 2011 for an entire period and anticipated future acquisitions of real estate.
Asset management fees increased from $6,000 for the three months ended September 30, 2010 to $80,000 for the three months ended September 30, 2011, primarily as a result of growth in our real estate portfolio. We expect asset management fees to increase in future periods as a result of owning the assets acquired in 2011 for an entire period and anticipated future acquisitions. All asset management fees incurred as of September 30, 2011 have been paid.
Real estate acquisition fees and expenses to affiliates and non-affiliates increased from $18,000 and $37,000, respectively, for the three months ended September 30, 2010 to $52,000 and $0.3 million, respectively, for the three months ended September 30, 2011. This increase is primarily due to the difference in acquisition price between the property we acquired for $1.8 million during the three months ended September 30, 2010 and the interest in a property we acquired for $7.3 million during the three months ended September 30, 2011. We expect real estate acquisition fees to vary in future periods based upon real estate acquisition activity.
Costs and expenses related to the foreclosure of real estate loans receivable for the three months ended September 30, 2011 totaled $0.1 million. We did not foreclose on any of our real estate loans receivable during the three months ended September 30, 2010, and therefore, did not incur any costs and expenses related to the foreclosure of real estate loans receivable. We expect costs and expenses related to the foreclosure of loans receivable to vary in future periods based upon foreclosure activity.
General and administrative expenses increased from $0.4 million for the three months ended September 30, 2010 to $0.5 million for the three months ended September 30, 2011, primarily as a result of growth in our real estate portfolio. General and administrative costs consisted primarily of legal fees, transfer agent fees, insurance premiums, professional fees and independent director fees. We expect general and administrative costs to increase in future periods as we acquire additional investments but to decrease as a percentage of total revenue.
Depreciation and amortization increased from $0.1 million for the three months ended September 30, 2010 to $0.9 million for the three months ended September 30, 2011, due to the growth of our real estate portfolio. We expect depreciation and amortization to increase in future periods as a result of owning the assets acquired or foreclosed upon in 2011 for an entire period and anticipated future acquisitions of real estate.
Interest expense was $28,000 for the three months ended September 30, 2011. We had no debt outstanding during the three months ended September 30, 2010, and therefore, did not incur any interest expense during that period. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the amount of proceeds raised in our ongoing initial public offering, the availability and cost of debt financing, and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.
Other interest income increased from $8,000 during the three months ending September 30, 2010 to $45,000 during the three months ended September 30, 2011. The increase in other interest income is due to an increase in our average cash balance. Other interest income in future periods will vary based on the average interest rates earned on our cash and cash equivalents and the level of cash on hand, which will depend in part on how quickly we raise funds in our offering and how we quickly we invest those funds.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparison of the nine months ended September 30, 2011 versus the nine months ended September 30, 2010
Rental income and tenant reimbursements increased from $66,000 and $9,000, respectively, for the nine months ended September 30, 2010 to $1.7 million and $0.1 million, respectively, for the nine months ended September 30, 2011, primarily as a result of the growth in our real estate portfolio. We expect rental income and tenant reimbursements to increase in future periods as a result of owning the assets acquired or foreclosed upon in 2011 for an entire period, leasing additional space and anticipated future acquisitions of real estate.
Interest income from our real estate loans receivable was $0.3 million for the nine months ended September 30, 2011. As of September 30, 2011, we had foreclosed on all of our real estate loans receivable. We had acquired four non-performing real estate loans receivable as of September 30, 2010, but did not recognize any interest income from these real estate loans receivable during the nine months ended September 30, 2010. We expect interest income to vary in future periods based upon acquisition activity of real estate-related loans and, because we generally acquire opportunistic loans, the ability of the borrowers to make interest payments.
Property operating costs and real estate taxes and insurance increased from $34,000 and $11,000, respectively, for the nine months ended September 30, 2010 to $1.5 million and $0.5 million, respectively, for the nine months ended September 30, 2011. We expect property operating costs and real estate taxes and insurance to increase in future periods as a result of owning the assets acquired or foreclosed upon in 2011 for an entire period and anticipated future acquisitions of real estate.
Asset management fees increased from $6,000 for the nine months ended September 30, 2010 to $0.2 million for the nine months ended September 30, 2011, primarily as a result of growth in our real estate portfolio. We expect asset management fees to increase in future periods as a result of owning the assets acquired in 2011 for an entire period and anticipated future acquisitions. All asset management fees incurred as of September 30, 2011 have been paid.
Real estate acquisition fees and expenses to affiliates and non-affiliates increased from $18,000 and $37,000, respectively, for the nine months ended September 30, 2010 to $52,000 and $0.3 million, respectively, for the nine months ended September 30, 2011. This increase is due to the difference in acquisition price between the property we acquired for $1.8 million during the nine months ended September 30, 2010 and the interest in a property we acquired for $7.3 million during the nine months ended September 30, 2011. We expect real estate acquisition fees to vary in future periods based upon real estate acquisition activity.
Costs and expenses related to the foreclosure of real estate loans receivable for the nine months ended September 30, 2011 totaled $0.9 million. Costs and expenses related to the foreclosure of loans receivable during the nine months ended September 30, 2011 included the write-off of $0.7 million of closing costs capitalized in connection with the original acquisitions of the real estate loans receivable. We did not foreclose on any of our real estate loans receivable during the nine months ended September 30, 2010, and therefore, did not incur any costs and expenses related to the foreclosure of real estate loans receivable. We expect costs and expenses related to the foreclosure of loans receivable to vary in future periods based upon foreclosure activity.
General and administrative expenses increased from $1.0 million for the nine months ended September 30, 2010 to $1.4 million for the nine months ended September 30, 2011, primarily as a result of growth in our real estate portfolio. General and administrative costs consisted primarily of legal fees, transfer agent fees, insurance premiums, professional fees and independent director fees. We expect general and administrative costs to increase in future periods as we acquire additional investments but to decrease as a percentage of total revenue.
Depreciation and amortization increased from $0.1 million for the nine months ended September 30, 2010 to $1.7 million for the nine months ended September 30, 2011, due to the growth of our real estate portfolio. We expect depreciation and amortization to increase in future periods as a result of owning the assets acquired or foreclosed upon in 2011 for an entire period and anticipated future acquisitions of real estate.
Interest expense was $28,000 for the nine months ended September 30, 2011. We had no debt outstanding during the nine months ended September 30, 2010, and therefore, did not incur any interest expense during that period. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the amount of proceeds raised in our ongoing initial public offering, the availability and cost of debt financing, and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Other interest income increased from $12,000 during the nine months ending September 30, 2010 to $95,000 during the nine months ended September 30, 2011. The increase in other interest income is due to an increase in our average cash balance. Other interest income in future periods will vary based on the average interest rates earned on our cash and cash equivalents and the level of cash on hand, which will depend in part on how quickly we raise funds in our offering and how we quickly we invest those funds.
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
Pursuant to the advisory agreement and the dealer manager agreement, we are obligated to reimburse our advisor, the dealer manager or their affiliates, as applicable, for organization and other offering costs paid by them on our behalf. However, at the termination of our primary offering and at the termination of the offering under our dividend reinvestment plan, our advisor has agreed to reimburse us to the extent that selling commissions, dealer manager fees and other organization and offering expenses incurred by us exceed 15% of the gross offering proceeds of the respective offering. Further, we are only liable to reimburse organization and offering costs incurred by our advisor up to an amount that, when combined with selling commissions, dealer manager fees and all other amounts spent by us on organization and offering expenses, does not exceed 15% of the gross proceeds of our offering as of the date of reimbursement. As of September 30, 2011, selling commissions, dealer manager fees, and organization and other offering costs were 13% of gross offering proceeds. Through September 30, 2011, we had sold 14,899,195 shares for gross offering proceeds of $147.5 million, all of which were sold in the primary offering, and recorded organization and other offering costs of $6.1 million and selling commissions and dealer manager fees of $12.6 million.
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
Status of the Offering
We commenced our ongoing initial public offering of 140,000,000 shares of common stock on November 20, 2009. As of November 1, 2011, we had sold 16,423,547 shares of common stock in the offering for gross offering proceeds of $162.6 million, all of which were sold in the primary offering.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to the effects of interest rate changes as a result of borrowings used to maintain liquidity and to fund the refinancing of our real estate investment portfolio and operations. We may also be exposed to the effects of changes in interest rates as a result of the acquisition and origination of mortgage, mezzanine, bridge and other loans and the acquisition of real estate securities. Our profitability and the value of our investment portfolio may be adversely affected during any period as a result of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs. We may manage interest rate risk by maintaining a ratio of fixed rate, long-term debt such that floating rate exposure is kept at an acceptable level. In addition, we may utilize a variety of financial instruments, including interest rate caps, floors, and swap agreements, in order to limit the effects of changes in interest rates on our operations. When we use these types of derivatives to hedge the risk of interest‑earning assets or interest-bearing liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the funds available for payments to holders of our common stock and that the losses may exceed the amount we invested in the instruments.
As of September 30, 2011, we had one fixed rate mortgage loan outstanding and did not have any variable rate financial instruments. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. At September 30, 2011, the fair value of our fixed rate debt was $3.5 million and the carrying value of our fixed rate debt was $3.5 million. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at September 30, 2011. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting changes in fair value of our fixed rate instruments, would have a significant impact on our operations. The interest rate on our fixed rate debt at September 30, 2011 was 5.0%.
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

As of September 30, 2011, we had sold 14,899,195 shares of common stock in our ongoing initial public offering for gross offering proceeds of $147.5 million, all of which were sold in the primary offering. Also as of September 30, 2011, we had redeemed 4,000 shares sold in the offering for $40,000 pursuant to our share redemption program.
As of September 30, 2011, organization and offering costs of $6.1 million had been incurred by our advisor on our behalf. Pursuant to the advisory agreement and the dealer manager agreement, we are obligated to reimburse our advisor, our dealer manager or their affiliates, as applicable, for organization and other offering costs paid by them on our behalf. However, at the termination of our primary offering and at the termination of the offering under our dividend reinvestment plan, our advisor has agreed to reimburse us to the extent that selling commissions, dealer manager fees and other organization and offering expenses incurred by us exceed 15% of the gross offering proceeds of the respective offering. Further we are only liable to reimburse organization and offering costs incurred by our advisor up to an amount that, when combined with selling commissions, dealer manager fees and all other amounts spent by us on organization and offering expenses, does not exceed 15% of the gross proceeds of our offering as of the date of reimbursement. As of September 30, 2011, we had incurred selling commissions, dealer manager fees and other organization and offering costs in the amounts set forth below. We pay selling commissions and dealer manager fees to KBS Capital Markets Group, and KBS Capital Markets Group reallows all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers. In addition, we reimburse KBS Capital Advisors and KBS Capital Markets Group for certain offering expenses as described in our prospectus, as amended and supplemented.

Type of Expense Amount	Amount	Estimated/Actual
	(in thousands)
Selling commissions and dealer manager fees	$12,609	Actual
Other underwriting compensation	1,791	Actual
Other organization and offering costs (excluding
underwriting compensation)	4,261	Actual
Total expenses	$18,661

PART II. OTHER INFORMATION (CONTINUED)
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (continued)

From the commencement of our ongoing initial public offering through September 30, 2011, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $128.8 million. Selling commissions, dealer manager fees and other organization and offering costs were 12.7% of the gross offering proceeds.
We expect to use substantially all of the net proceeds from our ongoing initial public offering to invest in and manage a diverse portfolio of real estate-related loans, real estate-related debt securities and other real estate-related investments. We may use the net proceeds from the sale of shares under our dividend reinvestment plan for general corporate purposes, including, but not limited to, the redemption of shares under our share redemption program; reserves required by any financings of our investments; future funding obligations under any real estate loans receivable we acquire; the acquisition or origination of assets, which would include payment of acquisition and origination fees to our advisor; the repayment of debt; and expenses related to our investments, such as purchasing a loan senior to ours to protect our junior position in the event of a default by the borrower on the senior loan, making protective advances to preserve collateral securing a loan, or making capital and tenant improvements or paying leasing costs and commissions related to real property. As of September 30, 2011, we had used the net proceeds from our ongoing primary public offering to acquire $45.2 million in real estate-related loans and other real estate-related investments, including $1.1 million of acquisition and origination fees and expenses.

c)	We have adopted a share redemption program that may enable stockholders to sell their shares to us in limited circumstances.
Pursuant to the share redemption program, prior to the amendments described below, there are several limitations on our ability to redeem shares:

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

On August 9, 2011, our board of directors approved a second amended and restated share redemption program. The terms of the second amended and restated share redemption program are identical to the prior program except that the second amended and restated share redemption program provides for sources of funds for certain redemptions of our shares during the remainder of calendar year 2011 and during calendar year 2012 as follows:

•
We may use the aggregate amount of net proceeds, if any, from the sale of our shares under our dividend reinvestment plan during the remainder of calendar year 2011 to redeem a qualifying stockholder’s (as defined) shares during calendar year 2011 and calendar year 2012. Any redemptions during calendar year 2011 that are made from the aggregate amount of net proceeds from the sale of shares under our dividend reinvestment plan during calendar year 2011 will reduce in direct proportion funds available for redemptions during calendar year 2012. As of August 11, 2011, our board of directors has not declared distributions in 2011, and as such, there are currently no net proceeds from our dividend reinvestment plan to fund redemptions.

•
We also may use up to $1.244 million (approximately one percent (1%) of the gross proceeds from our initial public offering as of July 31, 2011) to redeem a qualifying stockholder’s shares if the shares are being redeemed in connection with a stockholder’s death, “qualifying disability” (as defined) or “determination of incompetence” (as defined). For purposes of determining the amount of funds available for redemption under our second amended and restated share redemption program, redemptions for a stockholder’s death, qualifying disability or determination of incompetence, will be made first from the $1.244 million of gross offering proceeds from our initial public offering.

PART II. OTHER INFORMATION (CONTINUED)
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (continued)

The second amended and restated share redemption program became effective on September 10, 2011. We may amend, suspend or terminate the program upon 30 days’ notice to our stockholders. We may provide this notice by including such information in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC, or by a separate mailing to our stockholders.
The only redemptions we made under the share redemption program during the nine months ended September 30, 2011 were those that were made in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence.” During the nine months ended September 30, 2011, we fulfilled all redemption requests and redeemed shares pursuant to the share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2011 through August 2011	—	—	(3)
September 2011	4,000	$10.00	(3)
Total	4,000
_____________________
(1) We announced amendments to the program on August 11, 2011 (which amendments became effective on September 10, 2011).
(2) Pursuant to the program, as amended, we will initially redeem shares as follows:

•	The lower of $9.25 or 92.5% of the price paid to acquire the shares from us for stockholders who have held their shares for at least one year;

•	The lower of $9.50 or 95.0% of the price paid to acquire the shares from us for stockholders who have held their shares for at least two years;

•	The lower of $9.75 or 97.5% of the price paid to acquire the shares from us for stockholders who have held their shares for at least three years; and

•	The lower of $10.00 or 100% of the price paid to acquire the shares from us for stockholders who have held their shares for at least four years.
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
(3) We limit the dollar value of shares that may be redeemed under the program as described above. During the nine months ended September 30, 2011, we redeemed $40,000 of common stock, which represented all redemption requests received in good order and eligible for redemption through the September 2011 redemption date. We did not declare distributions in 2010 and, as of November 4, 2011, we have not declared any distributions to our stockholders in 2011. As of September 30, 2011, we may redeem up to $1.2 million of shares of common stock if the shares are being redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence.”
Item 3. Defaults upon Senior Securities
None.
Item 4. (Removed and Reserved)

PART II. OTHER INFORMATION (CONTINUED)
Item 5. Other Information

As of the quarter ended September 30, 2011, all items required to be disclosed under Form 8-K were properly reported.
Distributions
On October 21, 2011, our board of directors approved a revised distribution policy. As amended, we will declare distributions when our board of directors determines we have sufficient cash flow from operations, investment activities and/or strategic financings. During our offering stage, we expect that we will fund any distributions from interest income on our debt investments, rental income on our real property investments and to the extent we acquire investments with short maturities or investments that are close to maturity, we may fund distributions with the proceeds received at the maturity, payoff or settlement of those investments. Further, upon the acquisition of real estate investments or to the extent that we believe assets in our portfolio have appreciated in value after acquisition or subsequent to the time we have taken control of the assets, we may use the proceeds from real estate financings to fund distributions to our stockholders. With respect to the non-performing assets that we acquire, we believe that within a relatively short time after acquisition or taking control of such investments via foreclosure or deed-in-lieu proceedings, we will often experience an increase in their value. For example, in most instances, we bring financial stability to the property, which reduces uncertainty in the market and alleviates concerns regarding the property's management, ownership and future. We also generally have significantly more capital available for investment in these properties than their prior owners and operators were willing to invest, and as such, we are able to invest in tenant improvements and capital expenditures with respect to such properties, which enables us to attract substantially increased interest from brokers and tenants. Upon completion of our offering stage, we expect to fund distributions from interest and rental income on investments, the maturity, payoff or settlement of investments and from strategic sales of loans, debt securities, properties and other assets as well as the strategic use of debt financing as described above.
We do not expect to make significant asset sales (and concomitant distributions) during our offering stage because, as a REIT, we will generally have to hold our assets for two years in order to meet the safe harbor to avoid a 100% prohibited transactions tax, unless such assets are held through a TRS or other taxable corporation. At such time as we have assets that we have held for at least two years, we anticipate that we may authorize and declare distributions based on gains on asset sales monthly, to the extent we close on the sale of one or more assets and the board of directors does not determine to reinvest the proceeds of such sales. Because we intend to fund distributions from cash flow and strategic financings, we do not expect our board of directors to declare distributions on a set monthly or quarterly basis. Rather, our board of directors will declare distributions from time to time based on cash flow from our investments and our investment and financing activities.
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
Our distribution policy is not to pay distributions from sources other than cash flow from operations, investment activities and strategic financings. However, our organizational documents do not restrict us from paying distributions from any source and do not restrict the amount of distributions we may pay from any source, including proceeds from this offering or the proceeds from the issuance of securities in the future, other third party borrowings, advances from our advisor or sponsors or from our advisor's deferral of its fees under the advisory agreement. Distributions paid from sources other than current or accumulated earnings and profits may constitute a return of capital. From time to time, we may generate taxable income greater than our taxable income for financial reporting purposes, or our taxable income may be greater than our cash flow available for distribution to stockholders. In these situations we may make distributions in excess of our cash flow from operations, investment activities and strategic financings to satisfy the REIT distribution requirement described above. In such an event, we would look first to other third party borrowings to fund these distributions.
We have not established a minimum distribution level, and our charter does not require that we make distributions to our stockholders.

PART II. OTHER INFORMATION (CONTINUED)
Item 6. Exhibits

Ex.	Description

1.1
Second Amended and Restated Dealer Manager Agreement, between the Company and KBS Capital Markets Group LLC, dated August 9, 2011, incorporated by reference to Exhibit 1.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2011

3.1	Second Articles of Amendment and Restatement, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed February 4, 2010

3.2	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11, Commission File No. 333-156633

4.1
Form of Subscription Agreement, included as Appendix A to the prospectus, incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, Commission File No. 333-156633

4.2
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, Commission File No. 333-156633

4.3
Amended and Restated Dividend Reinvestment Plan, included as Appendix B to the prospectus, incorporated by reference to Exhibit 4.3 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, Commission File No. 333-156633

4.4	Second Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2011

4.5
Second Amended and Restated Escrow Agreement, incorporated by reference to Exhibit 4.5 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, Commission File No. 333-156633

10.1	Advisory Agreement, by and between the Company and KBS Capital Advisors, dated October 8, 2011

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.1
The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Stockholders’ Equity; and (iv) Consolidated Statements of Cash Flows.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS STRATEGIC OPPORTUNITY REIT, INC.

Date:	November 7, 2011	By:	/S/ KEITH D. HALL
Keith D. Hall
Chief Executive Officer and Director

Date:	November 7, 2011	By:	/S/ DAVID E. SNYDER
David E. Snyder
Chief Financial Officer