Form 10-K
period 2011-12-31
KBS Strategic Opportunity REIT, Inc.
filed 2012-03-13
CIK 1452936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-K
______________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
Common Stock, $0.01 par value per share

Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐  No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒ No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10‑K or any amendment of this Form 10‑K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐  No  ☒
There is no established market for the Registrant's shares of common stock.  The Registrant is currently conducting its ongoing initial public offering of its shares of common stock pursuant to a Registration Statement on Form S‑11, which shares are being sold at $10.00 per share, with discounts available for certain categories of purchasers. There were approximately 11,223,063 shares of common stock held by non‑affiliates as of June 30, 2011, the last business day of the registrant's most recently completed second fiscal quarter.
As of March 6, 2012, there were 24,867,612 outstanding shares of common stock of the Registrant.

FORWARD‑LOOKING STATEMENTS
Certain statements included in this Annual Report on Form 10‑K are forward‑looking statements. Those statements include statements regarding the intent, belief or current expectations of KBS Strategic Opportunity REIT, Inc. and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or similar expressions. Actual results may differ materially from those contemplated by such forward‑looking statements. Further, forward‑looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward‑looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.
The following are some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward‑looking statements:

•
Both we and our advisor have limited operating histories. This inexperience makes our future performance difficult to predict. We are dependent on our advisor to identify suitable investments and to manage our investments.

•
All of our executive officers and some of our directors and other key real estate and debt finance professionals are also officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor, our dealer manager and other KBS‑affiliated entities. As a result, they face conflicts of interest, including significant conflicts created by our advisor’s compensation arrangements with us and other KBS‑advised programs and investors and conflicts in allocating time among us and these other programs and investors. These conflicts could result in unanticipated actions. Fees paid to our advisor in connection with transactions involving the origination, acquisition and management of our investments are based on the cost of the investment, not on the quality of the investment or services rendered to us. This arrangement could influence our advisor to recommend riskier transactions to us.

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

•
We pay substantial fees to and expenses of our advisor, affiliates and participating broker-dealers, which payments increase the risk that our stockholders will not earn a profit on their investment in us. These fees increase our stockholders’ risk of loss.

•	If we are unable to find suitable investments, we may not be able to achieve our investment objectives or pay distributions.

•	Continued disruptions in the financial markets and uncertain economic conditions could adversely affect our ability to implement our business strategy and generate returns to stockholders.

•
We have invested, and may continue to invest, in residential and commercial mortgage-backed securities, collateralized debt obligations and other structured debt securities as well as real estate-related loans. Many of these types of investments have become illiquid and considerably less valuable over the past two years. This reduced liquidity and decrease in value caused financial hardship for many investors in these assets. Many investors did not fully appreciate the risks of such investments. Our investments in these assets may not be successful.

•
We have focused, and expect to continue to focus, our investments in real estate-related loans and real estate-related debt securities in distressed debt, which involves more risk than in performing debt.

•	Our opportunistic property-acquisition strategy involves a higher risk of loss than would a strategy of investing in some other properties.

•
We depend on tenants for our revenue and, accordingly, our revenue is dependent upon the success and economic viability of our tenants. Revenues from our property investments could decrease due to a reduction in tenants (caused by factors including, but not limited to, tenant defaults, tenant insolvency, early termination of tenant leases and non‑renewal of existing tenant leases) and/or lower rental rates, limiting our ability to pay distributions to our stockholders.

All forward‑looking statements should be read in light of the risks identified in Part I, Item 1A of this Annual Report on Form 10‑K.

PART I

ITEM 1.	BUSINESS
Overview
KBS Strategic Opportunity REIT, Inc. was formed on October 8, 2008 as a Maryland corporation and elected to be taxed as a real estate investment trust (“REIT”) beginning with the taxable year ending December 31, 2010. As used herein, the terms “we,” “our” and “us” refer to KBS Strategic Opportunity REIT, Inc. and as required by context, KBS Strategic Opportunity Limited Partnership, a Delaware limited partnership formed on December 10, 2008 (the “Operating Partnership”), and its subsidiaries. We conduct our business primarily through our Operating Partnership, of which we are the sole general partner. Subject to certain restrictions and limitations, our business is managed by KBS Capital Advisors LLC (“KBS Capital Advisors”), our external advisor, pursuant to an advisory agreement. Our advisor conducts our operations and manages our portfolio of real estate‑related investments. Our advisor owns 20,000 shares of our common stock. We have no paid employees.
We intend to invest in and manage a diverse portfolio of real estate‑related loans, opportunistic real estate, real estate‑related debt securities, other real estate‑related investments. Such investments have included, and are expected to continue to include, non-performing loans (which have resulted in, and may continue to result in, our acquisition of the underlying property securing the loan through foreclosure or similar processes), non-stabilized or undeveloped properties, and commercial mortgage backed securities (“CMBS”). We may also invest in entities that make similar investments. As of December 31, 2011, we owned five office properties, one office portfolio consisting of five office buildings and 43 acres of undeveloped land, one industrial/flex property, 1,375 acres of undeveloped land and six investments in CMBS.
On January 8, 2009, we filed a registration statement on Form S‑11 with the Securities and Exchange Commission (the “SEC”) to offer a minimum of 250,000 shares and a maximum of 140,000,000 shares of common stock for sale to the public, of which 100,000,000 shares were registered in our primary offering and 40,000,000 shares were registered under our dividend reinvestment plan. The SEC declared our registration statement effective on November 20, 2009 and we retained KBS Capital Markets Group LLC (“KBS Capital Markets Group”), an affiliate of our advisor, to serve as the dealer manager of the offering pursuant to a dealer manager agreement. The dealer manager is responsible for marketing our shares in our ongoing initial public offering. We intend to use substantially all of the net proceeds from our ongoing initial public offering to invest in a diverse portfolio of real estate‑related loans, opportunistic real estate, real estate‑related debt securities and other real estate‑related investments as described above.
Through December 31, 2011, we had sold 21,977,821 shares in our offering for gross offering proceeds of $217.6 million, including 430,190 shares of common stock sold under our dividend reinvestment plan for gross offering proceeds of $4.1 million. Also as of December 31, 2011, we had redeemed 4,000 of the shares previously sold in our offering for $40,000. Additionally, on December 29, 2011, we issued 220,994 shares of common stock for $2.0 million in a private transaction exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933.
Objectives and Strategies
Our primary investment objectives are:

•	to provide our stockholders with attractive and stable returns; and

•	to preserve and return our stockholders’ capital contributions.
We also seek to realize growth in the value of our investments by timing asset sales to maximize their value. We intend to actively pursue lending and investment opportunities that we believe will provide an attractive risk‑adjusted return to our stockholders.
We intend to achieve these objectives by using substantially all of the net proceeds from our initial public offering to invest in and manage a diverse portfolio of real estate‑related loans, opportunistic real estate, real estate‑related debt securities and other real estate‑related investments. We may make our investments through loan origination and the acquisition of individual assets or by acquiring portfolios of assets, other mortgage REITs or companies with investment objectives similar to ours. We plan to diversify our portfolio by investment type, investment size and investment risk with the goal of attaining a portfolio of income‑producing assets that provide attractive and stable returns to our investors. We generally expect our investments to be related to real estate located in the United States and that our loans will be made to U.S.‑based borrowers and denominated in U.S. currency.

Investment Strategies
We expect to use substantially all of the net proceeds from our initial public offering to invest in and manage a diverse portfolio of real estate-related loans, opportunistic properties, real estate-related debt securities and other real estate-related investments.
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
During the course of our initial public offering we have found the most attractive loan investment opportunities in distressed debt. Distressed debt may include sub- and non-performing real estate loans acquired from financial institutions and performing loans acquired from distressed sellers. We make these investments when we believe our underwriting, credit, financing and asset management experience will enable us to generate above-average risk-adjusted returns by resolving these distressed loans expeditiously through refinancings, negotiated repayments with borrowers or foreclosure and subsequent sale of the underlying property.
As of the date of this Annual Report on Form 10-K, all of the loans in which we have invested have been non-performing. As such, we did not expect them to perform in accordance with their contractual terms, including the repayment of the principal amounts outstanding under the loans, the payment of interest at the stated amounts on the faces of the notes or the repayment of the loans upon their maturity dates. We explored various strategies for these investments including the following: (i) negotiating with the borrowers for reduced payoffs, (ii) restructuring the terms of the loans, and (iii) enforcing our rights as lender under the loans and foreclosing on the collateral securing the loans. Ultimately, we obtained title to all of the properties securing our non-performing loan investments via foreclosure or deed-in-lieu proceedings.
We continue to see opportunities in distressed debt, and as a result we expect to continue to focus our loan investments in this space and to seek to resolve them expeditiously through refinancings, negotiated repayments with borrowers or foreclosure and subsequent sale of the underlying properties. We will likely continue to obtain title to properties securing non-performing loan investments via foreclosure or deed-in-lieu proceedings, which are typically non-stabilized or otherwise not performing optimally, in connection with this investment strategy.
Investments in Real Property
We expect that our real estate-related debt investments, in particular investments in distressed debt, will, in certain circumstances, result in us owning real property as a result of a loan workout, foreclosure or similar circumstances. In addition, we intend to invest a portion of the proceeds from this offering in real property, which may include, but is not limited to, office, industrial and retail properties, hospitality properties and undeveloped residential lots. We expect that, after we invest substantially all of the proceeds from this offering, approximately 40% of our portfolio will consist of direct investments in opportunistic real estate, excluding real property that we take title to (i) as part of a portfolio of debt investments, (ii) through a loan workout, foreclosure or similar circumstances or (iii) through convertible debt investments. We consider opportunistic or enhanced-return properties to be properties with significant possibilities for short-term capital appreciation, such as non‑stabilized properties, properties with moderate vacancies or near-term lease rollovers, poorly managed and positioned properties, properties owned by distressed sellers and built-to-suit properties.
Investments in Real Estate-Related Debt Securities
In addition to our investments in real estate-related loans, we also expect to invest in real estate-related debt securities such as commercial and residential mortgage-backed securities and collateralized debt obligations. We may invest in any residential and commercial mortgage-backed securities, collateralized debt obligations or other real estate-related debt security that we believe will provide an attractive risk-adjusted return. While we may invest in any real estate-related debt securities, we expect that the majority of these investments would be commercial mortgage-backed securities (“CMBS”).
As of the date of this Annual Report on Form 10-K we also have acquired, and we expect to continue to acquire CMBS investments, but at the present time we consider our CMBS investments to be primarily a cash management strategy.

Other Possible Investments
Although we expect that most of our investments will be of the types described above, we may make other investments. In fact, we may invest in whatever types of interests in real estate- or debt-related assets that we believe are in our best interests. Although we can purchase any type of interest in real estate- or debt-related assets, our charter does limit certain types of investments.
Investment Portfolio
Investments in Real Property
As of December 31, 2011, our real estate portfolio consisted of five office properties, one office portfolio consisting of five office buildings and 43 acres of undeveloped land and one industrial/flex property encompassing approximately 1.4 million rentable square feet. In addition, we own 1,375 acres of undeveloped land. For more information, see Part I, Item 2 of this Annual Report on Form 10-K.
Investments in Real Estate‑Related Loans
From inception through December 31, 2011, we had acquired six non-performing first mortgage loans and have foreclosed on or otherwise taken title to the properties securing these first mortgage loans.
Investments in Real Estate‑Related Debt Securities
As of December 31, 2011, our real estate-related debt securities portfolio consisted of six separate AAA-rated CMBS investments. The following table describes these CMBS investments in more detail as of December 31, 2011 (amounts in thousands):

					Weighted Average as of December 31, 2011
Security Type	Number of Holdings	Amount Invested	Face Amount	Fair Value	Credit Ratings (1)	Maturity (Years) (1)	Coupon Rate (2)
CMBS	[6] (3)	$58,696	$57,604	$58,602	AAA	30.3	5.11%
_____________________
(1) Weighted by the face amount of the investments.
(2) Weighted average coupon rate is calculated using the face amount and the current coupon rate as of December 31, 2011.
(3) May be subject to repurchase agreements.
2011 Investment Highlights
During 2011, we acquired:

•	One non-performing first mortgage loan totaling $19.8 million plus closing costs. We subsequently foreclosed on this first mortgage loan and took title to the property securing the loan.

•	One office property containing 34,711 rentable square feet located in Los Angeles, California for $7.3 million plus closing costs.

•	A portfolio consisting of five office buildings containing 728,857 rentable square feet and 43 acres of undeveloped land in Richardson, Texas for $44.5 million plus closing costs.

•	1,375 acres of undeveloped land in North Las Vegas, Nevada for $21.5 million.

•	Six separate AAA-rated CMBS investments totaling $58.7 million.
During 2011, we also foreclosed on four first mortgage loans acquired in 2010 and took title to the properties securing the loans.
Financing Objectives
We fund our investments with proceeds from our initial public offering and have financed and expect to continue to finance a portion of our investments with debt. We will use debt financing in various forms in an effort to increase the size of our portfolio and potential returns to our stockholders. Access to low‑cost capital is crucial to our business, since we earn income based on the spread between the yield on our investments and the cost of our borrowings.
We expect to use short‑term financing in the form of revolving credit facilities, repurchase agreements, bridge financings and bank warehousing facilities. For longer‑term funding, we may utilize securitization structures, if available, and we may place mortgage financing on any real estate investments we make.

We intend to focus our investment activities on obtaining a diverse portfolio of real estate‑related loans, opportunistic real estate, real estate‑related debt securities and other real estate‑related investments. Careful use of debt will help us to achieve our diversification goals because we will have more funds available for investment. We expect that once we have fully invested the proceeds from our ongoing initial public offering, our debt financing and other liabilities will be 50% or less of the cost of our investments, although it may exceed this level during our offering stage. There is no limitation on the amount we may borrow for any single investment. Our charter limits our total liabilities to 75% of the cost of our tangible assets; however, we may exceed that limit if a majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our common stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of December 31, 2011, our borrowings and other liabilities were approximately 38% of the cost (before depreciation or other noncash reserves) and book value (before depreciation) of our tangible assets.
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
Except with respect to the borrowing limits contained in our charter, we may reevaluate and change our debt policy in the future without a stockholder vote. Factors that we would consider when reevaluating or changing our debt policy include: then‑current economic conditions, the relative cost and availability of debt and equity capital, any investment opportunities, the ability of our investments to generate sufficient cash flow to cover debt service requirements and other similar factors. Further, we may increase or decrease our ratio of debt to book value in connection with any change of our borrowing policies.
Disposition Policies
The period that we will hold our investments in real estate-related loans, opportunistic real estate real estate-related debt securities and other real estate-related investments will vary depending on the type of asset, interest rates and other factors. Our advisor will develop a well-defined exit strategy for each investment we make. KBS Capital Advisors will continually perform a hold-sell analysis on each asset in order to determine the optimal time to hold the asset and generate a strong return for our stockholders. Economic and market conditions may influence us to hold our investments for different periods of time. We may sell an asset before the end of the expected holding period if we believe that market conditions have maximized its value to us or the sale of the asset would otherwise be in the best interests of our stockholders.
Market Outlook - Real Estate and Real Estate Finance Markets
During the past four years, there have been significant and widespread concerns about credit risk, both corporate and sovereign, and access to capital in the U.S. and global markets. Economies throughout the world have experienced lingering levels of high unemployment and low levels of consumer and business confidence due to a global downturn in economic activity. While some markets have shown some signs of recovery, concerns remain regarding job growth, income growth and the overall health of consumers and businesses. Recent global economic events remain centered on the potential for the default of European sovereign debt and the impact that such an event would have on the rest of the world’s financial markets. During 2011, Standard and Poor’s downgraded the credit rating of the United States to AA+ from AAA. Moody’s recently downgraded Italy, Spain, Portugal and Greece and placed the UK and France on negative watch. These events have led to increased volatility in the capital markets.
In this environment, the health of the global capital markets remains a concern. The banking industry has been experiencing improved earnings, but the relatively low growth economic environment has caused the markets to question whether financial institutions are adequately capitalized. The credit downgrade of the United States has increased these concerns, especially for the larger, money center banks. Smaller financial institutions have continued to work with borrowers to amend and extend existing loans; however, as these loans reach maturity, there is the potential for future credit losses.

In Europe, the unresolved sovereign debt crisis remains a concern. Some European banks hold material quantities of sovereign debt on their balance sheets. The possible default or restructuring of the sovereign debt obligations of certain European Union countries and the resulting negative impact on the global banking system is a significant concern. The uncertainty surrounding the size of the problem and how regulators and governments intend to deal with the situation has caused many investors to reassess their pricing of risks. In response to the growing crisis the global credit markets have tightened, and the cost of capital, in general, has begun to increase.
Throughout the financial crisis and economic downturn, U.S. commercial real estate transactions experienced a sharp decline in volume. Very little market activity (buying or selling) took place in 2009 and the first half of 2010. In the second half of 2010 and the first half of 2011, the markets experienced a rebound in transaction activity. High-quality assets in primary (top-tier) markets experienced the largest increase in transaction volume. The second half of 2011, however, witnessed a significant slowdown in the level of market activity. Uncertainty in areas such as the cost of capital, and the ability to hedge asset risks, produced enough friction to bring transaction volumes down. However, toward the end of December and the beginning of the first quarter of 2012, the U.S. commercial real estate markets showed signs of recovery and increased transaction volumes.
While there are signs of improvement for commercial real estate, the outstanding economic, credit and regulatory issues remain. Certain markets will continue to benefit from employment gains specific to the location and regionally based growth industries such as technology, energy and health care. The capital markets also have an impact on these trends. Lending activity increased in 2011, but market volatility has increased caution among lenders and can affect capital supply. CMBS lending, which was shut down in the second half of 2011, began again during the first quarter of 2012.
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
Economic Dependency
We are dependent on our advisor and the dealer manager of our public offering for certain services that are essential to us, including the sale of our shares of common and preferred stock available for issuance; the identification, evaluation, negotiation, origination, acquisition and disposition of investments; management of the daily operations and leasing of our investment portfolio; and other general and administrative responsibilities. In the event that these companies are unable to provide the respective services, we will be required to obtain such services from other sources.
Competitive Market Factors
The success of our investment portfolio depends, in part, on our ability to acquire and originate investments with spreads over our capital cost. In acquiring and originating these investments, we compete with other REITs that acquire or originate real estate loans, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, other lenders, governmental bodies and other entities, many of which have greater financial resources and lower costs of capital available to them than we have. In addition, there are numerous REITs with asset acquisition objectives similar to ours, and others may be organized in the future, which may increase competition for the investments suitable for us. Competitive variables include market presence and visibility, size of loans offered and underwriting standards. To the extent that a competitor is willing to risk larger amounts of capital in a particular transaction or to employ more liberal underwriting standards when evaluating potential loans than we are, our acquisition and origination volume and profit margins for our investment portfolio could be impacted. Our competitors may also be willing to accept lower returns on their investments and may succeed in buying the assets that we have targeted for acquisition. Although we believe that we are well-positioned to compete effectively in each facet of our business, there is enormous competition in our market sector and there can be no assurance that we will compete effectively or that we will not encounter increased competition in the future that could limit our ability to conduct our business effectively.

Compliance with Federal, State and Local Environmental Law
Under various federal, state and local environmental laws, ordinances and regulations, a current or previous real property owner or operator may be liable for the cost of removing or remediating hazardous or toxic substances on, under or in such property. These costs could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from entering into leases with prospective tenants that may be impacted by such laws. Environmental laws provide for sanctions for noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for the release of and exposure to hazardous substances, including asbestos‑containing materials. Third parties may seek recovery from real property owners or operators for personal injury or property damage associated with exposure to released hazardous substances. The cost of defending against claims of liability, of complying with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could reduce the amounts available for distribution to our stockholders.
All of our real estate properties, other than properties acquired through foreclosure, were subject to Phase I environmental assessments at the time they were acquired. Some of the properties we have acquired are subject to potential environmental liabilities arising primarily from historic activities at or in the vicinity of the properties. Based on our environmental diligence and assessments of our properties and our purchase of pollution and remediation legal liability insurance with respect to some of our properties, we do not believe that environmental conditions at our properties are likely to have a material adverse effect on our operations.
Segments
We have invested in non-performing loans and opportunistic real estate assets and classified our operations by investment type: real estate-related and real estate.  In general, we intend to hold our investments in non-performing loans and opportunistic real estate for capital appreciation.  Traditional performance metrics of non-performing loans and opportunistic real estate may not be meaningful as these investments are non-stabilized and do not provide a consistent stream of interest income or rental revenue.  Subsequent to December 31, 2011, we revised the composition of our reporting segments to combine non-performing loans and opportunistic real estate into one reportable segment as management views non-performing loans and opportunistic real estate as similar investments.  Additionally, as of December 31, 2011, we had made six CMBS investments for cash management purposes.  Interest income from the CMBS investments are allocated to the corporate-level accounts and not the reporting segments.  For financial data under the previous basis of segmentation, see Note 10 “Segment Information” in the notes to our consolidated financial statements filed herewith.
Employees
We have no paid employees. The employees of our advisor or its affiliates provide management, acquisition, advisory and certain administrative services for us.
Principal Executive Office
Our principal executive offices are located at 620 Newport Center Drive, Suite 1300, Newport Beach, California 92660. Our telephone number, general facsimile number and web address are (949) 417‑6500, (949) 417‑6520 and www.kbsstrategicopportunityreit.com, respectively.
Available Information
Access to copies of our annual reports on Form 10‑K, quarterly reports on Form 10‑Q, current reports on Form 8‑K, proxy statements and other filings with the SEC, including amendments to such filings, may be obtained free of charge from the following website, http://www.kbsstrategicopportunityreit.com, through a link to the SEC’s website, http://www.sec.gov. These filings are available promptly after we file them with, or furnish them to, the SEC.

ITEM 1A.	RISK FACTORS
The following are some of the risks and uncertainties that could cause our actual results to differ materially from those presented in our forward‑looking statements. The risks and uncertainties described below are not the only ones we face but do represent those risks and uncertainties that we believe are material to us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business.
Risks Related to an Investment in Us
Because no public trading market for our shares currently exists, it will be difficult for our stockholders to sell their shares and, if they are able to sell their shares, it will likely be at a substantial discount to their public offering price.
Our charter does not require our directors to seek stockholder approval to liquidate our assets by a specified date, nor does our charter require our directors to list our shares for trading on a national securities exchange by a specified date. There is no public market for our shares and we currently have no plans to list our shares on a national securities exchange. Until our shares are listed, if ever, our stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase standards. In addition, our charter prohibits the ownership of more than 9.8% of our stock, unless exempted by our board of directors, which may inhibit large investors from purchasing our shares. In its sole discretion, our board of directors could amend, suspend or terminate our share redemption program upon 30 days’ notice. Further, the share redemption program includes numerous restrictions that would limit a stockholder’s ability to sell his or her shares. Therefore, it will be difficult for our stockholders to sell their shares promptly or at all. If a stockholder is able to sell his or her shares, it would likely be at a substantial discount to the public offering price. It is also likely that our shares would not be accepted as the primary collateral for a loan. Because of the illiquid nature of our shares, investors should purchase them only as a long‑term investment and be prepared to hold them for an indefinite period of time.
If we are unable to find suitable investments, we may not be able to achieve our investment objectives or pay distributions.
Our ability to achieve our investment objectives and to pay distributions depends upon the performance of KBS Capital Advisors, our advisor, in the acquisition of our investments, including the determination of any financing arrangements, and the ability of our advisor to source loan origination opportunities for us. Competition from competing entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of counterparties in transactions. We will also depend upon the performance of third‑party loan servicers and property managers in connection with managing our investments. The more shares we sell in our ongoing initial public offering, the greater our challenge will be to invest all of the net offering proceeds on attractive terms. Our investors must rely entirely on the management abilities of KBS Capital Advisors, the loan servicers and property managers KBS Capital Advisors selects and the oversight of our board of directors. We can give no assurance that KBS Capital Advisors will be successful in obtaining suitable investments on financially attractive terms or that, if KBS Capital Advisors makes investments on our behalf, our objectives will be achieved. If we, through KBS Capital Advisors, are unable to find suitable investments promptly, we will hold the proceeds from our public offering in an interest‑bearing account or invest the proceeds in short‑term assets. If we would continue to be unsuccessful in locating suitable investments, we may ultimately decide to liquidate. In the event we are unable to timely locate suitable investments, we may be unable or limited in our ability to pay distributions and we may not be able to meet our investment objectives.
Continued disruptions in the financial markets and uncertain economic conditions could continue to adversely impact the commercial mortgage market as well as the market for real estate‑related debt investments generally, which could hinder our ability to implement our business strategy and generate returns to our stockholders.
During periods of volatility, the number of investors participating in the market may change at an accelerated pace. As liquidity or “demand” increases, the returns available to investors on new investments will decrease. Conversely, a lack of liquidity will cause the returns available to investors on new investments to increase.
During 2008 and 2009, concerns pertaining to the deterioration of credit in the residential mortgage market expanded to almost all areas of the debt capital markets including corporate bonds, asset-backed securities and commercial real estate bonds and loans. Though there have been signs that the credit markets have begun to thaw as the global economy has shown signs of recovery, we cannot foresee when these markets will stabilize. This instability may interfere with the successful implementation of our business strategy.

Continued disruptions in the financial markets and uncertain economic conditions could adversely affect market rental rates, commercial real estate values and our ability to secure debt financing, service future debt obligations, or pay distributions to our stockholders.
Despite improved access to capital for some companies, the capital and credit markets continue to be affected by the extreme volatility and disruption during the past three years.  The health of the global capital markets remains a concern.  The banking industry has been experiencing improved earnings, but the relatively low growth economic environment has caused the markets to question whether financial institutions are truly appropriately capitalized.  The downgrade of the U.S. government debt has increased these concerns, especially for the larger, money center banks.  Smaller financial institutions have continued to work with borrowers to amend and extend existing loans; however, as these loans reach maturity, there is the potential for future credit losses.  The FDIC’s list of troubled financial institutions is still quite large and the threat of more bank closings will weigh heavily on the financial markets.
Looking forward, it is widely assumed that mortgage delinquencies have not yet peaked.  Liquidity in the global credit market has been severely contracted by market disruptions, and new lending is expected to remain subdued in the near term.  We have relied on debt financing to finance our properties and real estate-related assets.  As a result of the uncertainties in the credit market, we may not be able to refinance our existing indebtedness or to obtain additional debt financing on attractive terms.  If we are not able to refinance existing indebtedness on attractive terms at its maturity, we may be forced to dispose of some of our assets.
Further disruptions in the financial markets and uncertain economic conditions could adversely affect the values of our investments.  Turmoil in the capital markets has constrained equity and debt capital available for investment in commercial real estate, resulting in fewer buyers seeking to acquire commercial properties and possible increases in capitalization rates and lower property values.  Furthermore, declining economic conditions could negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our real estate portfolio and in the collateral securing our loan investments, which could have the following negative effects on us:

•	the values of our investments in commercial properties could decrease below the amounts paid for such investments;

•
revenues from our properties could decrease due to fewer tenants and/or lower rental rates, making it more difficult for us to pay distributions or meet our debt service obligations on debt financing; and/or

•
revenues from the properties and other assets underlying our CMBS investments could decrease, making it more difficult for the borrowers to meet their payment obligations to us, which could in turn make it more difficult for us to pay distributions or meet our debt service obligations on debt financing.

All of these factors could impair our ability to make distributions to our investors and decrease the value of an investment in us.
We may suffer from delays in locating suitable investments, which could limit our ability to make distributions and lower the overall return on our stockholders’ investment.
We rely upon our sponsors and the other real estate and debt finance professionals at our advisor, including Peter M. Bren, Keith D. Hall, Peter McMillan III and Charles J. Schreiber, Jr., to identify suitable investments. The private KBS‑sponsored programs, especially those that are currently raising offering proceeds, as well as the institutional investors for whom KBS affiliates serve as investment advisors, also rely upon Messrs. Bren and Schreiber for investment opportunities. In addition, KBS Real Estate Investment Trust, Inc. (“KBS REIT I”), KBS Real Estate Investment Trust II, Inc. (“KBS REIT II”), KBS Real Estate Investment Trust III, Inc. (“KBS REIT III”) and KBS Legacy Partners Apartment REIT, Inc. (“KBS Legacy Partners Apartment REIT”), which are also externally advised by our advisor, rely upon Messrs. Bren, Hall, McMillan and Schreiber to identify potential investments and actively manage their assets. To the extent that our sponsors and the other real estate and debt finance professionals at our advisor face competing demands upon their time at times when we have capital ready for investment, we may face delays in locating suitable investments. Further, the more money we raise in our ongoing initial public offering, the more difficult it will be to invest the net offering proceeds promptly and on attractive terms. Therefore, the large size of our public offering and the competition from other entities that may be better positioned to acquire the types of investments we desire to make increase the risk of delays in investing our net offering proceeds. Delays we encounter in the selection and acquisition or origination of income‑producing assets would likely limit our ability to pay distributions to our stockholders and lower their overall returns.

Because our initial public offering is a blind‑pool offering, our stockholders will not have the opportunity to evaluate our investments before we make them, which makes our stockholders’ investment more speculative.
We seek to invest substantially all of the net proceeds from the primary offering after the payment of fees and expenses, in real estate‑related loans, opportunistic real estate, real estate‑related debt securities and other real estate‑related investments. However, because our stockholders are unable to evaluate the economic merit of assets before we invest in them, they have to rely entirely on the ability of our advisor to select suitable and successful investment opportunities. Furthermore, our board of directors has broad discretion in implementing policies regarding mortgagor or tenant creditworthiness and our stockholders do not have the opportunity to evaluate potential borrowers, tenants or managers. These factors increase the risk that our stockholders’ investment may not generate returns comparable to our competitors.
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
We commenced operations in August 2010 and have a limited operating history. We were incorporated in the State of Maryland on October 8, 2008. As of December 31, 2011, we owned five office properties, one office portfolio consisting of five office buildings and 43 acres of undeveloped land, one industrial/flex property, 1,375 acres of undeveloped land and six CMBS investments. You should not assume that our performance will be similar to the past performance of other real estate investment programs sponsored by affiliates of our advisor, including KBS REIT I and KBS REIT II. The private KBS-sponsored programs were not subject to the up-front commissions, fees and expenses associated with a public offering nor all of the laws and regulations that will apply to us. For all of these reasons, you should be especially cautious when drawing conclusions about our future performance and you should not assume that it will be similar to the prior performance of other KBS-sponsored programs. Our limited operating history and the differences between us and the private KBS-sponsored programs significantly increase the risk and uncertainty you face in making an investment in our shares.
Because we depend upon our advisor and its affiliates to conduct our operations, adverse changes in the financial health of our advisor or its affiliates could cause our operations to suffer
We depend on KBS Capital Advisors, its affiliates and the key real estate and debt finance professionals at KBS Capital Advisors to manage our operations and our portfolio of real estate‑related loans, opportunistic real estate, real estate‑related debt securities and other real estate‑related investments. Our advisor depends upon the fees and other compensation that it receives from us and other public KBS‑sponsored programs in connection with the origination, purchase, management and sale of assets to conduct its operations. Any adverse changes in the financial condition of KBS Capital Advisors or its affiliates or our relationship with KBS Capital Advisors or its affiliates could hinder their ability to successfully manage our operations and our portfolio of investments. Furthermore, if some or all of the key real estate and debt finance professionals at KBS Capital Advisors are internalized by KBS REIT I, KBS REIT II, KBS REIT III or KBS Legacy Partners Apartment REIT, KBS Capital Advisors may need to replace such professionals, or we may need to find employees or an advisor to replace the management services KBS Capital Advisors provides to us. In such event our operating performance and the return on our stockholders’ investment could suffer.

Our ability to implement our investment strategy is dependent, in part, upon the ability of KBS Capital Markets Group, our dealer manager, to successfully conduct our initial public offering, which makes an investment in us more speculative.
We have retained KBS Capital Markets Group, our dealer manager and an affiliate of our advisor, to conduct our initial public offering. The success of our offering, and our ability to implement our business strategy, is dependent upon the ability of KBS Capital Markets Group to build and maintain a network of broker‑dealers to sell our shares to their clients. If KBS Capital Markets Group is not successful in establishing, operating and managing this network of broker‑dealers, our ability to raise proceeds through our offering will be limited and we may not have adequate capital to implement our investment strategy. If we are unsuccessful in implementing our investment strategy, our stockholders could lose all or a part of their investment.
If we pay distributions from sources other than our cash flow from operations, we will have less funds available for investments and the overall return to our stockholders may be reduced.
We will declare distributions when our board of directors determines we have sufficient cash flow from operations, investment activities and/or strategic financings. During our offering stage, we expect that we will fund any distributions from interest income on our debt investments, rental income on our real property investments and, to the extent we acquire investments with short maturities or investments that are close to maturity, we may fund distributions with the proceeds received at the maturity, payoff or settlement of those investments. Further, upon the acquisition of real estate investments or to the extent that we believe assets in our portfolio have appreciated in value after acquisition or subsequent to the time we have taken control of the assets, we may use the proceeds from real estate financings to fund distributions to our stockholders. With respect to the non-performing assets that we acquire, we believe that within a relatively short time after acquisition or taking control of such investments via foreclosure or deed-in-lieu proceedings, we will often experience an increase in their value. For example, in most instances, we bring financial stability to the property, which reduces uncertainty in the market and alleviates concerns regarding the property’s management, ownership and future. We also generally have significantly more capital available for investment in these properties than their prior owners and operators were willing to invest, and as such, we are able to invest in tenant improvements and capital expenditures with respect to such properties, which enables us to attract substantially increased interest from brokers and tenants. Upon completion of our offering stage, we expect to fund distributions from interest and rental income on investments, the maturity, payoff or settlement of investments and from strategic sales of loans, debt securities, properties and other assets, as well as the strategic use of debt financing as described above.
We do not expect to make significant asset sales (and concomitant distributions) during our offering stage because, as a REIT, we will generally have to hold our assets for two years in order to meet the safe harbor to avoid a 100% prohibited transactions tax, unless such assets are held through a TRS or other taxable corporation. At such time as we have assets that we have held for at least two years, we anticipate that we may authorize and declare distributions based on gains on asset sales, to the extent we close on the sale of one or more assets and the board of directors does not determine to reinvest the proceeds of such sales. Because we intend to fund distributions from cash flow and strategic financings, we do not expect our board of directors to declare distributions on a set monthly or quarterly basis. Rather, our board of directors will declare distributions from time to time based on cash flow from our investments and our investment and financing activities.
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

Our distribution policy is not to pay distributions from sources other than cash flow from operations, investment activities and strategic financings. However, our organizational documents do not restrict us from paying distributions from any source and do not restrict the amount of distributions we may pay from any source, including proceeds from our ongoing initial public offering or the proceeds from the issuance of securities in the future, other third party borrowings, advances from our advisor or sponsors or from our advisor’s deferral of its fees under the advisory agreement. Distributions paid from sources other than current or accumulated earnings and profits may constitute a return of capital. From time to time, we may generate taxable income greater than our taxable income for financial reporting purposes, or our taxable income may be greater than our cash flow available for distribution to stockholders. In these situations we may make distributions in excess of our cash flow from operations, investment activities and strategic financings to satisfy the REIT distribution requirement described above. In such an event, we would look first to other third party borrowings to fund these distributions. If we fund distributions from financings, the net proceeds from our ongoing initial public offering or sources other than our cash flow from operations, we will have less funds available for investment in real estate-related loans, opportunistic real estate, real estate-related debt securities and other real estate-related investments and the overall return to our stockholders may be reduced.
As of December 31, 2011, we had declared only one distribution, which was declared in December 2011 in the amount of $0.30 per share of common stock, or 3.0% of the initial public offering price of $10.00 per share of common stock. This distribution was funded with the proceeds from real estate financings. In February 2012, we declared a distribution in the amount of $0.02309337 per share of common stock. This distribution was funded with proceeds from a sale of an industrial flex building located at 10564 Industrial Avenue in Roseville, California.
If we are incorrect in our assessment of asset appreciation that has been used to justify a cash distribution, the return for later investors purchasing our stock will be lower than the return for earlier investors.
We do not currently intend to change our $10.00 per share public offering price. However, under our distribution policy, to the extent that we believe assets in our portfolio have appreciated in value after acquisition or subsequent to the time we have taken control of the assets via foreclosure or deed-in-lieu proceedings, we have used in the past, and may continue to use in the future, the proceeds from real estate financings to fund distributions to our stockholders. Therefore, investors who purchase our shares early in this offering, as compared with later investors, have received and may continue to receive more distributions for the same cash investment as a result of any distributions that are made based on our assessment of asset appreciation. Furthermore, if we are incorrect in our assessment of asset appreciation that is used to justify a cash distribution, the return for later investors purchasing our stock will be further reduced relative to the return for earlier investors.
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
Our rights and the rights of our stockholders to recover claims against our independent directors are limited, which could reduce our stockholders’ and our recovery against our independent directors if they negligently cause us to incur losses.
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
We may change our targeted investments and investment guidelines at any time without the consent of our stockholders, which could result in us making investments that are different from, and possibly riskier than, our targeted investments as described in Part I, Item 1 of this Annual Report on Form 10-K. For example, we modified our investment objectives and criteria in January 2012 and we may do so again in the future. A change in our targeted investments or investment guidelines may increase our exposure to interest rate risk, default risk and real estate market fluctuations, all of which could adversely affect the value of our common stock and our ability to make distributions to our stockholders.
Risks Related to Conflicts of Interest
KBS Capital Advisors and its affiliates, including all of our executive officers and some of our directors and other key real estate and debt finance professionals, face conflicts of interest caused by their compensation arrangements with us, which could result in actions that are not in the long‑term best interests of our stockholders.
All of our executive officers and some of our directors and other key real estate and debt finance professionals are also officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor, our dealer manager and other affiliated KBS entities. KBS Capital Advisors and its affiliates receive substantial fees from us. These fees could influence our advisor’s advice to us as well as the judgment of affiliates of KBS Capital Advisors. Among other matters, these compensation arrangements could affect their judgment with respect to:

•	the continuation, renewal or enforcement of our agreements with KBS Capital Advisors and its affiliates, including the advisory agreement and the dealer‑manager agreement;

•
public offerings of equity by us, which entitle KBS Capital Markets Group to dealer‑manager fees and will likely entitle KBS Capital Advisors to increased acquisition and origination fees and asset management fees;

•	sales of investments, which entitle KBS Capital Advisors to disposition fees and possible subordinated incentive fees;

•
acquisitions of investments and originations of loans, which entitle KBS Capital Advisors to acquisition and origination fees and asset management fees and, in the case of acquisitions of investments from other KBS‑sponsored programs, might entitle affiliates of KBS Capital Advisors to disposition fees and possible subordinated incentive fees in connection with its services for the seller;

•	borrowings to acquire investments and to originate loans, which borrowings increase the acquisition and origination fees and asset management fees payable to KBS Capital Advisors;

•	whether and when we seek to list our common stock on a national securities exchange, which listing could entitle KBS Capital Advisors to a subordinated incentive listing fee;

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

KBS Capital Advisors faces conflicts of interest relating to the origination and acquisition of investments and such conflicts may not be resolved in our favor, meaning that we could invest in less attractive assets, which could limit our ability to make distributions and reduce our stockholders’ overall investment return.
We rely on our sponsors and other key real estate and debt finance professionals at our advisor, including Peter M. Bren, Keith D. Hall, Peter McMillan III and Charles J. Schreiber, Jr., to identify suitable investment opportunities for us. KBS REIT I, KBS REIT II, KBS REIT III and KBS Legacy Partners Apartment REIT are also advised by KBS Capital Advisors and rely or will rely on our sponsors and many of the same real estate and debt finance professionals as will future public KBS‑sponsored programs. Messrs. Bren and Schreiber and several of the other key real estate and debt finance professionals at KBS Capital Advisors are also the key real estate and debt finance professionals at KBS Realty Advisors and its affiliates, the advisors to the private KBS‑sponsored programs and the investment advisors to institutional investors in real estate and real estate‑related assets. As such, the other KBS‑sponsored programs that are currently raising funds for investment rely on many of the same real estate and debt finance professionals. Many investment opportunities that are suitable for us may also be suitable for other KBS programs and investors. When these real estate and debt finance professionals direct an investment opportunity to any KBS‑sponsored program or KBS‑advised investor, they, in their sole discretion, will offer the opportunity to the program or investor for which the investment opportunity is most suitable based on the investment objectives, portfolio and criteria of each program or investor. For so long as we are externally advised, our charter provides that it shall not be a proper purpose of the corporation for us to purchase any significant asset unless our advisor has recommended the investment to us. Thus, the real estate and debt finance professionals of KBS Capital Advisors could direct attractive investment opportunities to other entities or investors. Such events could result in us investing in assets that provide less attractive returns, reducing the level of distributions we may be able to pay to our stockholders.
Further, existing and future KBS‑sponsored programs and KBS‑advised investors and Messrs. Bren, Hall, McMillan and Schreiber generally are not and will not be prohibited from engaging, directly or indirectly, in any business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition, origination or sale of real estate‑related investments.
KBS Capital Advisors, the real estate and debt finance professionals assembled by our advisor, their affiliates and our officers face competing demands on their time and this may cause our operations and our stockholders’ investment to suffer.
We rely on KBS Capital Advisors and the real estate and debt finance professionals our advisor has assembled, including Messrs. Bren, Hall, McMillan, Schreiber and Snyder and Ms. Yamane, for the day‑to‑day operation of our business. Messrs. Bren, Hall, McMillan, Schreiber and Snyder and Ms. Yamane are also executive officers of KBS REIT I, KBS REIT II and KBS REIT III, and Messrs. Bren, McMillan and Snyder and Ms. Yamane are executive officers of KBS Legacy Partners Apartment REIT. In addition, Messrs. Bren and Schreiber are executive officers of KBS Realty Advisors and its affiliates, the advisors of the private KBS‑sponsored programs and the investment advisors to institutional investors in real estate and real estate‑related assets. As a result of their interests in other KBS programs, their obligations to other investors and the fact that they engage in and they will continue to engage in other business activities on behalf of themselves and others, Messrs. Bren, Hall, McMillan, Schreiber and Snyder and Ms. Yamane face conflicts of interest in allocating their time among us, KBS REIT I, KBS REIT II, KBS REIT III, KBS Legacy Partners Apartment REIT, KBS Capital Advisors and other KBS‑sponsored programs as well as other business activities in which they are involved. In addition, KBS Capital Advisors and KBS Realty Advisors and its affiliates share many of the same key real estate and debt finance professionals. During times of intense activity in other programs and ventures, these individuals may devote less time and fewer resources to our business than are necessary or appropriate to manage our business. Furthermore, some or all of these individuals may become employees of another KBS‑sponsored program in an internalization transaction or, if we internalize our advisor, may not become our employees as a result of their relationship with other KBS‑sponsored programs. If these events occur, the returns on our investments, and the value of our stockholders’ investment, may decline.

All of our executive officers and some of our directors and the key real estate and debt finance professionals assembled by our advisor face conflicts of interest related to their positions and/or interests in KBS Capital Advisors and its affiliates, including our dealer manager, which could hinder our ability to implement our business strategy and to generate returns to our stockholders.
All of our executive officers, some of our directors and other key real estate and debt finance professionals assembled by our advisor are also executive officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor, our dealer manager and other affiliated KBS entities. Through KBS‑affiliated entities, some of these persons also serve as the investment advisors to institutional investors in real estate and real estate‑related assets and through KBS Capital Advisors and its affiliates these persons serve as the advisor to KBS REIT I, KBS REIT II, KBS REIT III, KBS Legacy Partners Apartment REIT and other KBS‑sponsored programs. As a result, they owe fiduciary duties to each of these entities, their members and limited partners and these investors, which fiduciary duties may from time to time conflict with the fiduciary duties that they owe to us and our stockholders. Their loyalties to these other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. Further, Messrs. Bren, Hall, McMillan and Schreiber and existing and future KBS-sponsored programs and KBS-advised investors are not prohibited from engaging, directly or indirectly, in any business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition, development, ownership, leasing or sale of real estate investments. Messrs. Bren, Hall, McMillan and Schreiber have agreed to restrictions with respect to sponsoring another multi-family REIT while the KBS Legacy Partners Apartment REIT offering is ongoing. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to our stockholders and to maintain or increase the value of our assets.
Because other real estate programs offered through our dealer manager are conducting offerings concurrently with our ongoing initial public offering, our dealer manager may face potential conflicts of interest arising from competition among us and these other programs for investors and investment capital, and such conflicts may not be resolved in our favor.
The dealer manager for our ongoing initial public offering, KBS Capital Markets Group, also acts as the dealer manager for the initial public offerings of KBS REIT III and KBS Legacy Partners Apartment REIT. Both KBS REIT III and KBS Legacy Partners Apartment REIT are raising capital in their respective public offerings concurrently with our offering. In addition, future KBS-sponsored programs may seek to raise capital through public offerings conducted concurrently with our offering. As a result, our dealer manager may face conflicts of interest arising from potential competition with these other programs for investors and investment capital. Our sponsors generally seek to avoid simultaneous public offerings by programs that have a substantially similar mix of investment characteristics, including targeted investment types and key investment objectives. Nevertheless, there may be periods during which one or more programs sponsored by our sponsors are raising capital and may compete with us for investment capital. Such conflicts may not be resolved in our favor and our stockholders will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before or after making an investment in our shares.
Risks Related Our Corporate Structure
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

•
is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of such issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis (the “40% test”). “Investment securities” excludes U.S. government securities and securities of majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) (relating to private investment companies).

We believe that we and our Operating Partnership satisfy both tests above. With respect to the 40% test, most of the entities through which we and our Operating Partnership own our assets are majority-owned subsidiaries that are not themselves investment companies and are not relying on the exceptions from the definition of investment company under Section 3(c)(1) or Section 3(c)(7).
With respect to the primarily engaged test, we and our Operating Partnership are holding companies. Through the majority-owned subsidiaries of our Operating Partnership, we and our Operating Partnership are primarily engaged in the non‑investment company businesses of these subsidiaries.
We believe that most of the subsidiaries of our Operating Partnership may rely on Section 3(c)(5)(C) of the Investment Company Act for an exception from the definition of an investment company. (Any other subsidiaries of our Operating Partnership should be able to rely on the exceptions for private investment companies pursuant to Section 3(c)(1) and Section 3(c)(7) of the Investment Company Act.) As reflected in no-action letters, the SEC staff's position on Section 3(c)(5)(C) generally requires that an issuer maintain at least 55% of its assets in “mortgages and other liens on and interests in real estate,” or qualifying assets; at least 80% of its assets in qualifying assets plus real estate-related assets; and no more than 20% of the value of its assets in other than qualifying assets and real estate-related assets, which we refer to as miscellaneous assets. To constitute a qualifying asset under this 55% requirement, a real estate interest must meet various criteria based on no-action letters.
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
If the market value or income potential of our qualifying real estate assets changes as compared to the market value or income potential of our non‑qualifying assets, or if the market value or income potential of our assets that are considered “real estate‑related assets” under the Investment Company Act or REIT qualification tests changes as compared to the market value or income potential of our assets that are not considered “real estate‑related assets” under the Investment Company Act or REIT qualification tests, whether as a result of increased interest rates, prepayment rates or other factors, we may need to modify our investment portfolio in order to maintain our REIT qualification or exception from the definition of an investment company. If the decline in asset values or income occurs quickly, this may be especially difficult, if not impossible, to accomplish. This difficulty may be exacerbated by the illiquid nature of many of the assets that we may own. We may have to make investment decisions that we otherwise would not make absent REIT and Investment Company Act considerations.
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
Because our charter does not require our listing or liquidation by a specified date, our stockholders should only purchase our shares as a long‑term investment and be prepared to hold them for an indefinite period of time.
We may seek to list our shares of common stock if our independent directors believe listing would be in the best interests of our stockholders. If we do not list our shares of common stock on a national securities exchange by July 31, 2019, our charter requires that we either seek stockholder approval of the liquidation of the company; or if a majority of the conflicts committee determines that liquidation is not then in the best interests of our stockholders, postpone the decision of whether to liquidate the company. If a majority of the conflicts committee does determine that liquidation is not then in the best interests of our stockholders, our charter requires that the conflicts committee revisit the issue of liquidation at least annually. Further postponement of listing or stockholder action regarding liquidation would only be permitted if a majority of the conflicts committee again determined that liquidation would not be in the best interest of our stockholders. If we sought and failed to obtain stockholder approval of our liquidation, our charter would not require us to list or liquidate and would not require the conflicts committee to revisit the issue of liquidation, and we could continue to operate as before. Because our charter does not require our listing or liquidation by a specified date, our stockholders should only purchase our shares as a long‑term investment and be prepared to hold them for an indefinite period of time.

Our stockholders may not be able to sell their shares under our share redemption program and, if our stockholders are able to sell their shares under the program, they may not be able to recover full the amount of their investment in our shares.
Our share redemption program includes numerous restrictions that limit our stockholders’ ability to sell their shares. Our stockholders must hold their shares for at least one year in order to participate in the share redemption program, except for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence.” We limit the number of shares redeemed pursuant to the share redemption program as follows: (i) during any calendar year, we may redeem no more than 5% of the weighted‑average number of shares outstanding during the prior calendar year and (ii) during each calendar year, redemptions will be limited to the amount of net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year. Further, we have no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. These limits may prevent us from accommodating all redemption requests made in any year. In particular, the limitation on redemptions to the amount of net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year may significantly limit your ability to have your shares redeemed pursuant to our share redemption program because we expect to declare distributions only when our board of directors determines we have sufficient cash flow. Particularly during our offering stage, we may not have significant cash flow to pay distributions, which would in turn severely limit redemptions during the next calendar year. For example, we only declared $6.4 million in distributions in 2011. Our board is free to amend, suspend or terminate the share redemption program upon 30 days’ notice.
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
We also may use up to $1.244 million (approximately one percent (1%) of the gross proceeds from this offering as of July 31, 2011) to redeem a qualifying stockholder’s shares if the shares are being redeemed in connection with a stockholder’s death, "qualifying disability" (as defined in the second amended and restated share redemption program) or "determination of incompetence" (as defined in the second amended and restated share redemption program). For purposes of determining the amount of funds available for redemption under the second amended and restated share redemption program, redemptions for a stockholder’s death, qualifying disability or determination of incompetence, will be made first from the $1.244 million of gross offering proceeds from this offering. As of December 31, 2011, we may redeem up to $1.2 million of shares of common stock if the shares are being redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence.”
Notwithstanding the above, once we establish an estimated value per share of our common stock that is not based on the price to acquire a share in our primary offering or a follow‑on public offering, the redemption price per share for all stockholders would be equal to the estimated value per share, as determined by our advisor or another firm chosen for that purpose. We expect to establish an estimated value per share after the completion of our offering stage. We will consider our offering stage complete when we are no longer publicly offering equity securities ─ whether through our initial public offering or follow‑on offerings ─ and have not done so for up to 18 months. The restrictions of our share redemption program will severely limit our stockholders’ ability to sell their shares should they require liquidity and will limit their ability to recover the value they invest in us.

Because the offering price in our ongoing initial public offering exceeds our net tangible book value per share, investors in our offering will experience immediate dilution in the net tangible book value of their shares.
We are currently offering shares in our ongoing initial public offering at $10.00 per share, with discounts available to certain categories of purchasers. Our current offering price exceeds our net tangible book value per share. Our net tangible book value per share is a rough approximation of value calculated as total book value of assets minus total liabilities, divided by the total number of shares of common stock outstanding. It assumes that the value of real estate assets diminishes predictably over time as shown through the depreciation and amortization of real estate investments. Real estate values have historically risen or fallen with market conditions. Net tangible book value is used generally as a conservative measure of net worth that we do not believe reflects our estimated value per share. It is not intended to reflect the value of our assets upon an orderly liquidation of the company in accordance with our investment objectives. However, net tangible book value does reflect certain dilution in value of our common stock from the issue price as a result of (i) accumulated depreciation and amortization of real estate investments, (ii) the substantial fees paid in connection with our initial public offering, including selling commissions and marketing fees re-allowed by our dealer manager to participating broker dealers and (iii) the fees and expenses paid to our advisor and its affiliates in connection with the selection, acquisition, management and sale of our investments and (iv) general and administrative expenses. As of December 31, 2011, our net tangible book value per share was $8.64.
 Our offering price was not established on an independent basis and bears no relationship to the net value of our assets. Further, even without depreciation in the value of our assets, the other factors described above with respect to the dilution in the value of our common stock are likely to cause our offering price to be higher than the amount you would receive per share if we were to liquidate at this time.
The offering price of our shares was not established in reliance on a valuation of our assets and liabilities; the actual value of our stockholders’ investment may be substantially less than what they pay. We may use the most recent price paid to acquire a share in our offering or a follow-on public offering as the estimated value of our shares until we have completed our offering stage. Even when our advisor begins to use other valuation methods to estimate the value of our shares, the value of our shares will be based upon a number of assumptions that may not be accurate or complete.
We established the offering price of our shares on an arbitrary basis. The selling price of our shares bears no relationship to our book or asset values or to any other established criteria for valuing shares. Because the offering price is not based upon any valuation (independent or otherwise), the offering price is likely to be higher than the proceeds that our stockholders’ would receive upon liquidation or a resale of their shares if they were to be listed on an exchange or actively traded by broker-dealers, especially in light of the upfront fees that we pay in connection with the issuance of our shares.
To assist the Financial Industry Regulatory Authority (“FINRA”) members and their associated persons that participate in our initial public offering, pursuant to FINRA Rule 2310, we disclose in each annual report distributed to stockholders a per share estimated value of our shares, the method by which it was developed, and the date of the data used to develop the estimated value. For this purpose, our advisor estimated the value of our common shares as $10.00 per share as of December 31, 2011. The basis for this valuation is the fact that the offering price of our shares of common stock in our primary offering is $10.00 per share (ignoring purchase price discounts for certain categories of purchasers). Our advisor has indicated that it intends to use the most recent price paid to acquire a share in our initial public offering (ignoring purchase price discounts for certain categories of purchasers) or a follow-on public offering as its estimated per share value of our shares until we have completed our offering stage. We will consider our offering stage complete when we are no longer publicly offering equity securities - whether through our initial public offering or follow-on public offerings ─ and have not done so for 18 months. If our board of directors determines that it is in our best interest, we may conduct follow‑on offerings upon the termination of our initial public offering. Our charter does not restrict our ability to conduct offerings in the future. (For purposes of this definition, we do not consider a “public equity offering” to include offerings on behalf of selling stockholders or offerings related to a dividend reinvestment plan, employee benefit plan or the redemption of interests in our Operating Partnership.)

Although this initial estimated value represents the most recent price at which most investors are willing to purchase shares in our primary offering, this reported value is likely to differ from the price that a stockholder would receive in the near term upon a resale of his or her shares or upon our liquidation because (i) there is no public trading market for the shares at this time; (ii) the $10.00 primary offering price involves the payment of underwriting compensation and other directed selling efforts, which payments and efforts are likely to produce a higher sale price than could otherwise be obtained; (iii) estimated value does not reflect, and is not derived from, the fair market value of our assets because the amount of proceeds available for investment from our primary public offering is net of selling commissions, dealer manager fees, other organization and offering costs and acquisition and origination fees and expenses; (iv) the estimated value does not take into account how market fluctuations affect the value of our investments, including how the current disruptions in the financial and real estate markets may affect the values of our investments; and (v) the estimated value does not take into account how developments related to individual assets may have increased or decreased the value of our portfolio.
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
The actual value of shares that we repurchase under our share redemption program may be substantially less than what we pay.
Under our share redemption program, shares may be repurchased at varying prices depending on (a) the number of years the shares have been held, (b) the purchase price paid for the shares and (c) whether the redemptions are sought upon a stockholder’s death, qualifying disability or determination of incompetence. The maximum price that may be paid under the program is $10.00 per share, which is the offering price of our shares of common stock in our primary offering (ignoring purchase price discounts for certain categories of purchasers) and, as described above, the initial estimated value of our common shares disclosed to assist FINRA members and their associated persons that participate in our offering, pursuant to FINRA Rule 2310. Although this initial estimated value represents the most recent price at which most investors are willing to purchase shares in our primary offering, this reported value is likely to differ from the price at which a stockholder could resell his or her shares for the reasons discussed in the risk factor above. Thus, when we repurchase shares of our common stock at $10.00 per share, the actual value of the shares that we repurchase is likely to be less, and the repurchase is likely to be dilutive to our remaining stockholders. Even at lower repurchase prices, the actual value of the shares may be substantially less than what we pay and the repurchase may be dilutive to our remaining stockholders.
Because the dealer manager is one of our affiliates, our stockholders do not have the benefit of an independent due diligence review of us, which is customarily performed in underwritten offerings; the absence of an independent due diligence review increases the risks and uncertainty our stockholders face.
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
Potential investors in our ongoing initial public offering do not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue 1,010,000,000 shares of capital stock, of which 1,000,000,000 shares are designated as common stock and 10,000,000 shares are designated as preferred stock. Our board of directors may increase the number of authorized shares of capital stock without stockholder approval. After our investors purchase shares in our public offering, our board may elect to (i) sell additional shares in our current or future public offerings, including through our dividend reinvestment plan, (ii) issue equity interests in private offerings, (iii) issue shares to our advisor, or its successors or assigns, in payment of an outstanding fee obligation or (iv) issue shares of our common stock to sellers of assets we acquire in connection with an exchange of limited partnership interests of the Operating Partnership. To the extent we issue additional equity interests after our investors purchase shares in our initial public offering, whether in a primary offering, our dividend reinvestment plan or otherwise, their percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings, the use of the proceeds and the value of our investments, our investors may also experience dilution in the book value and fair value of their shares and in the earnings and distributions per share.

Payment of fees to KBS Capital Advisors and its affiliates reduce cash available for investment and distribution and increases the risk that our stockholders will not be able to recover the amount of their investment in our shares.
KBS Capital Advisors and its affiliates perform services for us in connection with the selection, acquisition, origination, management, and administration of our investments. We pay them substantial fees for these services, which result in immediate dilution to the value of our stockholders’ investment and reduce the amount of cash available for investment or distribution to stockholders. Compensation to be paid to our advisor may be increased subject to approval by our conflicts committee and the other limitations in our charter, which would further dilute our stockholders’ investment and reduce the amount of cash available for investment or distribution to stockholders. Depending primarily upon the number of shares we sell in our primary offering and assuming a $10.00 purchase price for shares sold in the primary offering, we estimate that we will use 83.17% to 87.21% of the gross proceeds from the primary offering, or between $8.32 and $8.72 per share, for investments.
We may also pay significant fees during our listing/liquidation stage. Although most of the fees payable during our listing/liquidation stage are contingent on our investors first enjoying agreed‑upon investment returns, affiliates of KBS Capital Advisors could receive significant payments even without our reaching the investment‑return thresholds should we seek to become self‑managed. Due to the apparent preference of the public markets for self‑managed companies, a decision to list our shares on a national securities exchange might well be preceded by a decision to become self‑managed. And given our advisor’s familiarity with our assets and operations, we might prefer to become self‑managed by acquiring entities affiliated with our advisor. Such an internalization transaction could result in significant payments to affiliates of our advisor irrespective of whether our stockholders enjoyed the returns on which we have conditioned other incentive compensation.
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
Although we are not currently afforded the protection of the Maryland General Corporation Law relating to deterring or defending hostile takeovers, our board of directors could opt into these provisions of Maryland law in the future, which may discourage others from trying to acquire control of us and may prevent our stockholders from receiving a premium price for their stock in connection with a business combination.
Under Maryland law, “business combinations” between a Maryland corporation and certain interested stockholders or affiliates of interested stockholders are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. Also under Maryland law, control shares of a Maryland corporation acquired in a control share acquisition have no voting rights except to the extent approved by a vote of two‑thirds of the votes entitled to be cast on the matter. Shares owned by the acquirer, an officer of the corporation or an employee of the corporation who is also a director of the corporation are excluded from the vote on whether to accord voting rights to the control shares. Should our board of directors opt into these provisions of Maryland law, it may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer. Similarly, provisions of Title 3, Subtitle 8 of the Maryland General Corporation Law could provide similar anti‑takeover protection.

Our charter includes an anti‑takeover provision that may discourage a stockholder from launching a tender offer for our shares.
Our charter provides that any tender offer made by a stockholder, including any “mini‑tender” offer, must comply with most provisions of Regulation 14D of the Securities Exchange Act of 1934, as amended. The offering stockholder must provide our company notice of such tender offer at least 10 business days before initiating the tender offer. If the offering stockholder does not comply with these requirements, our company will have the right to redeem that stockholder’s shares and any shares acquired in such tender offer. In addition, the noncomplying stockholder shall be responsible for all of our company’s expenses in connection with that stockholder’s noncompliance. This provision of our charter may discourage a stockholder from initiating a tender offer for our shares and prevent our stockholders from receiving a premium price for their shares in such a transaction.
General Risks Related to Investments
Our investments will be subject to the risks typically associated with real estate.
We intend to invest in a diverse portfolio of real estate-related loans, opportunistic real estate, real estate-related debt securities and other real estate-related investments, including direct investments in opportunistic real estate. Each of these investments will be subject to the risks typically associated with real estate. Our loans held for investment will generally be directly or indirectly secured by a lien on real property (or the equity interests in an entity that owns real property) that, upon the occurrence of a default on the loan, could result in our acquiring ownership of the property. We will not know whether the values of the properties ultimately securing our loans will remain at the levels existing on the dates of origination or acquisition of those loans. If the values of the underlying properties drop, our risk will increase because of the lower value of the security associated with such loans. In this manner, real estate values could impact the values of our loan investments. Our investments in residential and commercial mortgage‑backed securities, collateralized debt obligations and other real estate‑related investments may be similarly affected by real estate property values. The value of real estate may be adversely affected by a number of risks, including:

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
We have focused, and expect to continue to focus, our investments in real estate-related loans and real estate-related debt securities in distressed debt, which involves more risk than in performing debt.
With respect to our investments in real estate-related loans and real estate-related debt securities, we have found, and expect to continue to find, the most attractive opportunities in distressed debt. Distressed debt may include sub- and non‑performing real estate loans acquired from financial institutions and performing loans acquired from distressed sellers.

Traditional performance metrics of real estate-related loans are generally not meaningful for non-performing real estate‑related loans. Similarly, non-performing loans do not have a consistent stream of loan servicing or interest payments to provide a useful measure of revenue. In addition, for non-performing loans, often there is no expectation that the face amount of the note will be paid in full. Appraisals may provide a sense of the value of the investment, but any appraisal of the property or underlying property will be based on numerous estimates, judgments and assumptions that significantly affect the appraised value of the underlying property. Properties securing non-performing loan investments are typically non-stabilized or otherwise not performing optimally. An appraisal of such a property involves a high degree of subjectivity due to high vacancy levels and uncertainties with respect to future market rental rates and timing of lease-up and stabilization. Accordingly, different assumptions may materially change the appraised value of the property. In addition, the value of the property will change over time.
In addition, we may pursue more than one strategy to create value in a non-performing loan. These strategies may include negotiating with the borrower for a reduced payoff, restructuring the terms of the loan or enforcing our rights as lender under the loan and foreclosing on the collateral securing the loan.
The factors described above make it challenging to evaluate non-performing loans and make investments in such loans riskier than investments in performing debt.
Our opportunistic property-acquisition strategy involves a higher risk of loss than would a strategy of investing in other properties.
We expect that, after we invest substantially all of the proceeds from our ongoing initial public offering, approximately 40% of our portfolio will consist of direct investments in opportunistic real estate, excluding real property that we take title to (i) as part of a portfolio of debt investments, (ii) through a loan workout, foreclosure or similar circumstances or (iii) through convertible debt investments. We consider opportunistic or enhanced-return properties to be properties with significant possibilities for short-term capital appreciation, such as non-stabilized properties, properties with moderate vacancies or near‑term lease rollovers, poorly managed and positioned properties, properties owned by distressed sellers and built-to-suit properties. These properties may include, but are not limited to, office, industrial and retail properties, hospitality properties and undeveloped residential lots.
Traditional performance metrics of real estate assets may not be meaningful for opportunistic real estate. Non-stabilized properties, for example, do not have stabilized occupancy rates to provide a useful measure of revenue. Appraisals may provide a sense of the value of the investment, but any appraisal of the property will be based on numerous estimates, judgments and assumptions that significantly affect the appraised value of the underlying property. Further, an appraisal of a non-stabilized property, in particular, involves a high degree of subjectivity due to high vacancy levels and uncertainties with respect to future market rental rates and timing of lease-up and stabilization. Accordingly, different assumptions may materially change the appraised value of the property. In addition, the value of the property will change over time.
In addition, we may pursue more than one strategy to create value in an opportunistic real estate investment. These strategies may include development, redevelopment, or lease-up of such property. Our ability to generate a return on these investments will depend on numerous factors, some or all of which may be out of our control, such as (i) our ability to correctly price an asset that is not generating an optimal level of revenue or otherwise performing under its potential, (ii) our ability to choose and execute on a successful value-creating strategy, (iii) our ability to avoid delays, regulatory hurdles, and other potential impediments, (iv) local market conditions, and (v) competition for similar properties in the same market. The factors described above make it challenging to evaluate opportunistic real estate investments and make investments in such properties riskier than investments in other properties.
The mortgage loans we invest in and the mortgage loans underlying any mortgage securities in which we may invest are subject to delinquency, foreclosure and loss, which could result in losses to us.
Commercial real estate loans are secured by multifamily or commercial properties that are subject to risks of delinquency and foreclosure. The ability of a borrower to repay a loan secured by an income‑producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income‑producing property can be affected by, among other things: tenant mix, success of tenant businesses, property management decisions, property location and condition, competition from comparable types of properties, changes in laws that increase operating expenses or limit rents that may be charged, any need to address environmental contamination at the property, the occurrence of any uninsured casualty at the property, changes in national, regional or local economic conditions and/or specific industry segments, declines in regional or local real estate values, declines in regional or local rental or occupancy rates, increases in interest rates, real estate tax rates and other operating expenses, changes in governmental rules, regulations and fiscal policies, including environmental legislation, natural disasters, terrorism, social unrest and civil disturbances. We intend to invest in commercial mortgage loans directly and through CMBS.

Residential mortgage loans are secured by single‑family residential property and are subject to risks of delinquency, foreclosure and loss. The ability of a borrower to repay a loan secured by a residential property is dependent upon the income or assets of the borrower. A number of factors, including a general economic downturn, natural disasters, terrorism, social unrest and civil disturbances, may impair borrowers’ abilities to repay their loans. Though we do not intend to invest directly in residential mortgage loans, we may invest in pools of residential mortgage loans or RMBS.
In the event of any default under a mortgage loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our cash flow from operations. Foreclosure of a mortgage loan can be an expensive and lengthy process that could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor‑in‑possession to the extent the lien is unenforceable under state law.
CMBS evidence interests in or are secured by a single commercial mortgage loan or a pool of commercial real estate loans and RMBS evidence interests in or are secured by pools of residential mortgage loans. Accordingly, the residential and commercial mortgage‑backed securities we invest in are subject to all of the risks of the underlying mortgage loans.
The B‑Notes in which we may invest may be subject to additional risks relating to the privately negotiated structure and terms of the transaction, which may result in losses to us.
We may invest in B‑Notes. A B‑Note is a mortgage loan typically (i) secured by a first mortgage on a single large commercial property or group of related properties and (ii) subordinated to an A‑Note secured by the same first mortgage on the same collateral. As a result, if a borrower defaults, there may not be sufficient funds remaining for B‑Note holders after payment to the A‑Note holders. Since each transaction is privately negotiated, B‑Notes can vary in their structural characteristics and risks. For example, the rights of holders of B‑Notes to control the process following a borrower default may be limited in certain investments. We cannot predict the terms of each B-Note investment. Further, B-Notes typically are secured by a single property, and so reflect the increased risks associated with a single property compared to a pool of properties.
The mezzanine loans which we may originate or in which we may invest would involve greater risks of loss than senior loans secured by the same properties.
We may originate or invest in mezzanine loans that take the form of subordinated loans secured by a pledge of the ownership interests of the entity owning the real property or an entity that owns (directly or indirectly) the interest in the entity owning the real property. These types of investments may involve a higher degree of risk than long‑term senior mortgage lending secured by income‑producing real property because the investment may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some or all of our investment. In addition, mezzanine loans may have higher loan‑to‑value ratios than conventional mortgage loans, resulting in less equity in the real property and increasing the risk of loss of principal.
Bridge loans may involve a greater risk of loss than conventional mortgage loans.
We may provide bridge loans secured by first‑lien mortgages on properties to borrowers who are typically seeking short‑term capital to be used in an acquisition, development or refinancing of real estate. The borrower may have identified an undervalued asset that has been undermanaged or is located in a recovering market. If the market in which the asset is located fails to recover according to the borrower’s projections, or if the borrower fails to improve the quality of the asset’s management or the value of the asset, the borrower may not receive a sufficient return on the asset to satisfy the bridge loan, and we may not recover some or all of our investment.
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

Investment in non‑conforming and non‑investment grade loans may involve increased risk of loss.
Loans we may acquire or originate may not conform to conventional loan criteria applied by traditional lenders and may not be rated or may be rated as non‑investment grade. Non‑investment grade ratings for these loans typically result from the overall leverage of the loans, the lack of a strong operating history for the properties underlying the loans, the borrowers’ credit history, the properties’ underlying cash flow or other factors. As a result, non-conforming and non-investment grade loans we acquire or originate may have a higher risk of default and loss than conventional loans. Any loss we incur may reduce distributions to stockholders and adversely affect the value of our common stock.
Our investments in subordinated loans and subordinated residential and commercial mortgage‑backed securities may be subject to losses.
We intend to acquire or originate subordinated loans and invest in subordinated residential and commercial mortgage‑backed securities. In the event a borrower defaults on a subordinated loan and lacks sufficient assets to satisfy our loan, we may suffer a loss of principal or interest. In the event a borrower declares bankruptcy, we may not have full recourse to the assets of the borrower, or the assets of the borrower may not be sufficient to satisfy the loan. If a borrower defaults on our loan or on debt senior to our loan, or in the event of a borrower bankruptcy, our loan will be satisfied only after the senior debt is paid in full. Where debt senior to our loan exists, the presence of intercreditor arrangements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies (through “standstill periods”), and control decisions made in bankruptcy proceedings relating to borrowers.
In general, losses on a mortgage loan included in a securitization will be borne first by the equity holder of the property, then by a cash reserve fund or letter of credit, if any, and then by the “first loss” subordinated security holder. In the event of default and the exhaustion of any equity support, reserve fund, letter of credit and any classes of securities junior to those in which we invest, we may not be able to recover all of our investment in the securities we purchase. In addition, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral is available to satisfy interest and principal payments due on the related residential and commercial mortgage‑backed securities, the securities in which we invest may effectively become the “first loss” position behind the more senior securities, which may result in significant losses to us.
Construction loans involve a high risk of loss if we are unsuccessful in raising the unfunded portion of the loan or if a borrower otherwise fails to complete the construction of a project. Land loans and pre‑development loans involve similarly high risks of loss if construction financing cannot be obtained.
We may invest in construction loans. If we are unsuccessful in raising the unfunded portion of a construction loan, there could be adverse consequences associated with the loan, including a loss of the value of the property securing the loan if the construction is not completed and the borrower is unable to raise funds to complete it from other sources; a borrower claim against us for failure to perform under the loan documents; increased costs to the borrower that the borrower is unable to pay; a bankruptcy filing by the borrower; and abandonment by the borrower of the collateral for the loan. Further, other non‑cash flowing assets such as land loans and pre‑development loans may fail to qualify for construction financing and may need to be liquidated based on the “as‑is” value as opposed to a valuation based on the ability to construct certain real property improvements. The occurrence of such events may have a negative impact on our results of operations. Other loan types may also include unfunded future obligations that could present similar risks.
Risks of cost overruns and non‑completion of the construction or renovation of the properties underlying loans we make or acquire may materially and adversely affect our investment.
The renovation, refurbishment or expansion by a borrower under a mortgaged or leveraged property involves risks of cost overruns and non‑completion. Costs of construction or improvements to bring a property up to standards established for the market position intended for that property may exceed original estimates, possibly making a project uneconomical. Other risks may include environmental risks and the possibility of construction, rehabilitation and subsequent leasing of the property not being completed on schedule. If such construction or renovation is not completed in a timely manner, or if it costs more than expected, the borrower may experience a prolonged impairment of net operating income and may not be able to make payments on our investment.
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

The residential and commercial mortgage‑backed securities in which we may invest are subject to the risks of the mortgage securities market as a whole and risks of the securitization process.
The value of residential and commercial mortgage‑backed securities may change due to shifts in the market’s perception of issuers and regulatory or tax changes adversely affecting the mortgage securities market as a whole. Residential and commercial mortgage‑backed securities are also subject to several risks created through the securitization process. Subordinate residential and commercial mortgage‑backed securities are paid interest only to the extent that there are funds available to make payments. To the extent the collateral pool includes delinquent loans, there is a risk that the interest payment on subordinate residential and commercial mortgage‑backed securities will not be fully paid. Subordinate residential and commercial mortgage‑backed securities are also subject to greater credit risk than those residential and commercial mortgage‑backed securities that are more highly rated.
In the future we may invest in RMBS backed by non‑prime or sub‑prime residential mortgage loans that are subject to higher delinquency, foreclosure and loss rates than prime residential mortgage loans, which could result in losses to us.
Non‑prime and sub‑prime residential mortgage loans are made to borrowers who have poor or limited credit histories and as a result they do not qualify for traditional mortgage products. Because of the poor, or lack of, credit history, non‑prime and sub‑prime borrowers have materially higher rates of delinquency, foreclosure and loss compared to prime credit quality borrowers. There is limited history with respect to the performance of RMBS over multiple economic cycles. Investments in RMBS backed by sub‑prime or non‑prime residential mortgage loans have higher risk than investments in RMBS backed by prime residential mortgage loans. We may realize credit losses if we invest in RMBS backed by sub‑prime and non‑prime residential mortgage loans because such RMBS are subject to all of the risks of the underlying sub‑prime and non‑prime residential mortgage loans.
We may invest in non‑agency RMBS and RMBS backed by non‑conforming residential mortgage loans.
We may invest in non‑agency RMBS. Agency‑backed securities include RMBS that represent the entire ownership interest in pools of residential mortgage loans secured by residential real property and are guaranteed as to principal and interest by federally chartered entities such as Fannie Mae and Freddie Mac and, in the case of Ginnie Mae, by the U.S. government. Non‑agency RMBS are not guaranteed by Fannie Mae, Freddie Mac, Ginnie Mae, or the U.S. government; rather, their ratings are assigned by nationally recognized rating agencies such as Moody’s and Standard & Poor’s. Non‑agency RMBS have a higher risk of loss than agency RMBS. We may realize credit losses on our investment in non‑agency RMBS.
We may also invest in RMBS backed by non‑conforming residential mortgage loans. We expect that the residential mortgage loans will be non‑conforming due to non‑credit factors including, but not limited to, the fact that the (i) mortgage loan amounts exceed the maximum amount for such mortgage loan to qualify as a conforming mortgage loan, and (ii) underwriting documentation for the mortgage loan does not meet the criteria for qualification as a conforming mortgage loan. Non‑conforming residential mortgage loans may have higher risk of delinquency and foreclosure and losses than conforming mortgage loans. We may realize credit losses on our investment in RMBS backed by non‑conforming residential mortgage loans.
The types of structured debt securities and real estate‑related loans in which we may invest have caused large financial losses for many investors and we can give no assurances that our investments in such securities will be successful.
We may invest in residential and commercial mortgage‑backed securities, collateralized debt obligations and other structured debt securities as well as real estate‑related loans. Many of these types of investments have become illiquid and considerably less valuable over the past three years. This reduced liquidity and decrease in value caused financial hardship for many investors in these assets. Many investors did not fully appreciate the risks of such investments. We can give no assurances to our stockholders that our investments in these assets will be successful.
Changes in interest rates could negatively affect the value of our investments, which could result in reduced earnings or losses and negatively affect the cash available for distribution to our stockholders.
We may invest in fixed‑rate residential and commercial mortgage‑backed securities and other fixed‑rate debt investments. Under a normal yield curve, an investment in these instruments will decline in value if long‑term interest rates increase. We will also invest in floating‑rate debt investments, for which decreases in interest rates will have a negative effect on value and interest income. Declines in market value may ultimately reduce earnings or result in losses to us, which may negatively affect cash available for distribution to our stockholders.

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
If credit spreads widen before we obtain long‑term financing for our assets, the value of our assets may suffer.
We will price our assets based on our assumptions about future credit spreads for financing of those assets. We expect to obtain longer‑term financing for our assets using structured financing techniques in the future. In such financings, interest rates are typically set at a spread over a certain benchmark, such as the yield on United States Treasury obligations, swaps, or LIBOR. If the spread that borrowers will pay over the benchmark widens and the rates we charge on our assets to be securitized are not increased accordingly, our income may be reduced or we may suffer losses.
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
On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) became law in the United States. Title VII of the Dodd-Frank Act contains a sweeping overhaul of the regulation of privately negotiated derivatives. The provisions of Title VII became effective on July 16, 2011 or, with respect to particular provisions, on such other date specified in the Dodd-Frank Act or by subsequent rulemaking. While the full impact of the Dodd-Frank Act on our interest rate hedging activities cannot be assessed until implementing rules and regulations are promulgated, the requirements of Title VII may affect our ability to enter into hedging or other risk management transactions, may increase our costs in entering into such transactions, and may result in us entering into such transactions on more unfavorable terms than prior to effectiveness of the Dodd-Frank Act. The occurrence of any of the foregoing events may have an adverse effect on our business.
Our investments in debt securities and preferred and common equity securities will be subject to the specific risks relating to the particular issuer of the securities and may involve greater risk of loss than secured debt financings.
Our investments in debt securities and preferred and common equity securities will involve special risks relating to the particular issuer of the securities, including the financial condition and business outlook of the issuer. Issuers that are REITs and other real estate companies are subject to the inherent risks associated with real estate and real estate‑related investments. Issuers that are debt finance companies are subject to the inherent risks associated with structured financing investments. Furthermore, debt securities and preferred and common equity securities may involve greater risk of loss than secured debt financings due to a variety of factors, including that such investments are generally unsecured and may also be subordinated to other obligations of the issuer. As a result, investments in debt securities and preferred and common equity securities are subject to risks of (i) limited liquidity in the secondary trading market, (ii) substantial market price volatility resulting from changes in prevailing interest rates, (iii) subordination to the senior claims of banks and other lenders to the issuer, (iv) the operation of mandatory sinking fund or call/redemption provisions during periods of declining interest rates that could cause the issuer to reinvest redemption proceeds in lower yielding assets, (v) the possibility that earnings of the issuer may be insufficient to meet its debt service and distribution obligations and (vi) the declining creditworthiness and potential for insolvency of the issuer during periods of rising interest rates and economic downturn. These risks may adversely affect the value of outstanding debt securities and preferred and common equity securities and the ability of the issuers thereof to make principal, interest and/or distribution payments to us.
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
Certain of the securities that we may purchase in connection with privately negotiated transactions will not be registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition except in a transaction that is exempt from the registration requirements of, or is otherwise in accordance with, those laws. Some of the residential and commercial mortgage‑backed securities that we may purchase may be traded in private, unregistered transactions and are therefore subject to restrictions on resale or otherwise have no established trading market. The mezzanine and bridge loans we may purchase will be particularly illiquid investments due to their short life, their unsuitability for securitization and the greater difficulty of recoupment in the event of a borrower’s default. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited.
Declines in the market values of our investments may adversely affect periodic reported results of operations and credit availability, which may reduce earnings and, in turn, cash available for distribution to our stockholders.
A substantial portion of our assets will be classified for accounting purposes as “available‑for‑sale.” These investments are carried at estimated fair value and temporary changes in the market values of those assets will be directly charged or credited to stockholders’ equity without impacting net income on the income statement. Moreover, if we determine that a decline in the estimated fair value of an available‑for‑sale security below its amortized value is other‑than‑temporary, we will recognize a loss on that security on the income statement, which will reduce our earnings in the period recognized.
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
Market values of our investments may decline for a number of reasons, such as changes in prevailing interest rates, increases in defaults, increases in voluntary prepayments for our investments that are subject to prepayment risk, widening of credit spreads and downgrades of ratings of the securities by ratings agencies.
Some of our investments will be carried at an estimated fair value and we will be required to disclose the fair value of other investments quarterly. The estimated fair value will be determined by us and, as a result, there may be uncertainty as to the value of these investments.
Some of our investments may be in the form of securities that are recorded at fair value but that have limited liquidity or are not publicly traded. In addition, we must disclose the fair value of our investments in loans each quarter. Such estimates are inherently uncertain. The fair value of securities and other investments, including loans, that have limited liquidity or are not publicly traded may not be readily determinable. We will estimate the fair value of these investments on a quarterly basis. Because such valuations are inherently uncertain, may fluctuate over short periods of time and may be based on numerous estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. The value of our common stock could be adversely affected if our determinations regarding the fair value of these investments are materially higher than the values that we ultimately realize upon their disposal.
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
We may enter into joint ventures with third parties to make investments. We may also make investments in partnerships or other co‑ownership arrangements or participations. Such investments may involve risks not otherwise present with other methods of investment, including, for example, the following risks:

•	that our co‑venturer or partner in an investment could become insolvent or bankrupt;

•	that such co‑venturer or partner may at any time have economic or business interests or goals that are or that become inconsistent with our business interests or goals; or

•	that such co‑venturer or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives.
Any of the above might subject us to liabilities and thus reduce our returns on our investment with that co‑venturer or partner.
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
We depend on debtors for our revenue, and, accordingly, our revenue and our ability to make distributions to our stockholders will be dependent upon the success and economic viability of such debtors.
The success of our investments in real estate‑related loans, opportunistic real estate, real estate‑related debt securities and other real estate‑related investments materially depend on the financial stability of the debtors underlying such investments. The inability of a single major debtor or a number of smaller debtors to meet their payment obligations could result in reduced revenue or losses for us.
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
Delays in restructuring or liquidating non‑performing debt‑related securities could reduce the return on our stockholders’ investment.
Debt‑related securities may become non‑performing after acquisition for a wide variety of reasons. Such non‑performing debt‑related investments may require a substantial amount of workout negotiations and/or restructuring, which may entail, among other things, a substantial reduction in the interest rate and a substantial write‑down of such loan or asset. However, even if a restructuring is successfully accomplished, upon maturity of such debt‑related security, the borrower under the security may not be able to negotiate replacement “takeout” financing to repay the principal amount of the securities owed to us. We may find it necessary or desirable to foreclose on some of the collateral securing one or more of our investments. Intercreditor provisions may substantially interfere with our ability to do so. Even if foreclosure is an option, the foreclosure process can be lengthy and expensive as discussed above.

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
The factors described above make it challenging to evaluate non-performing investments. As of March 12, 2012, all of our real estate investments are non-performing real estate assets.
We depend on tenants for revenue, and lease defaults or terminations could reduce our net income and limit our ability to make distributions to our stockholders.
The success of our real estate investments materially depends on the financial stability of our tenants. A default or termination by a significant tenant on its lease payments to us would cause us to lose the revenue associated with such lease and could require us to find an alternative source of revenue to meet mortgage payments and prevent a foreclosure, if the property is subject to a mortgage. In the event of a tenant default or bankruptcy, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re‑leasing our property. If a tenant defaults on or terminates a significant lease, we may be unable to lease the property for the rent previously received or sell the property without incurring a loss. These events could cause us to reduce the amount of distributions to our stockholders.

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
From time to time we may acquire unimproved real property or properties that are under development or construction. Investments in such properties will be subject to the uncertainties associated with the development and construction of real property, including those related to re‑zoning land for development, environmental concerns of governmental entities and/or community groups and our builders’ ability to build in conformity with plans, specifications, budgeted costs and timetables. If a builder fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance. A builder’s performance may also be affected or delayed by conditions beyond the builder’s control. Delays in completing construction could also give tenants the right to terminate preconstruction leases. We may incur additional risks when we make periodic progress payments or other advances to builders before they complete construction. These and other factors can result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease‑up risks relating to newly constructed projects. We also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a purchase price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and the return on our investment could suffer.
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
Real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to protection of the environment and human health. We could be subject to liability in the form of fines, penalties or damages for noncompliance with these laws and regulations. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above‑ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, the remediation of contamination associated with the release or disposal of solid and hazardous materials, the presence of toxic building materials, and other health and safety‑related concerns.

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
Under various federal, state and local environmental laws, ordinances and regulations, a current or previous real property owner or operator may be liable for the cost of removing or remediating hazardous or toxic substances on, under or in such property. These costs could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose liens on property or restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from entering into leases with prospective tenants that may be impacted by such laws. Environmental laws provide for sanctions for noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for the release of and exposure to hazardous substances, including asbestos‑containing materials and lead‑based paint. Third parties may seek recovery from real property owners or operators for personal injury or property damage associated with exposure to released hazardous substances. The costs of defending against claims of environmental liability, of complying with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could reduce the amounts available for distribution to our stockholders.
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
There are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co‑payments. Insurance risks associated with potential acts of terrorism could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases have begun to insist that commercial property owners purchase coverage against terrorism as a condition for providing mortgage loans. Such insurance policies may not be available at reasonable costs, if at all, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self‑insurance, to cover potential losses. We may not have adequate coverage for such losses. If any of our properties incurs a casualty loss that is not fully insured, the value of our assets will be reduced by any such uninsured loss, which may reduce the value of our shares. In addition, other than any working capital reserve or other reserves we may establish, we have no source of funding to repair or reconstruct any uninsured property. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in lower distributions to our stockholders.

Terrorist attacks and other acts of violence or war may affect the markets in which we plan to operate, which could delay or hinder our ability to meet our investment objectives and reduce our stockholders’ overall return.
Terrorist attacks or armed conflicts may directly impact the value of our properties through damage, destruction, loss or increased security costs. KBS‑sponsored programs and KBS‑advised investors have historically owned properties in major metropolitan areas. We expect that we will also invest in such markets. We may not be able to obtain insurance against the risk of terrorism because it may not be available or may not be available on terms that are economically feasible. The terrorism insurance that we obtain may not be sufficient to cover loss for damages to our properties as a result of terrorist attacks. The inability to obtain sufficient terrorism insurance or any terrorism insurance at all could limit our investment options as some mortgage lenders have begun to insist that specific coverage against terrorism be purchased by commercial owners as a condition of providing loans.
Risks Related to Our Financing Strategy
We use leverage in connection with our investments, which increases the risk of loss associated with our investments.
We have financed, and expect to continue to finance, the acquisition and origination of a portion of our investments with warehouse lines of credit, repurchase agreements, various types of securitizations, mortgages and other borrowings. Although the use of leverage may enhance returns and increase the number of investments that we can make, it may also substantially increase the risk of loss. Our ability to execute this strategy depends on various conditions in the financing markets that are beyond our control, including liquidity and credit spreads. There can be no assurance that leveraged financing will be available to us on favorable terms or that, among other factors, the terms of such financing will parallel the maturities of the underlying assets acquired. If our strategy is not viable, we will have to find alternative forms of long‑term financing for our assets, as secured revolving credit facilities and repurchase facilities may not accommodate long‑term financing. This could subject us to more restrictive recourse indebtedness and the risk that debt service on less efficient forms of financing would require a larger portion of our cash flows, thereby reducing cash available for distribution to our stockholders, for our operations and for future business opportunities. If alternative financing is not available, we may have to liquidate assets at unfavorable prices to pay off such financing. Our return on our investments and cash available for distribution to our stockholders may be reduced to the extent that changes in market conditions cause the cost of our financing to increase relative to the income that we can derive from the assets we acquire.
Short‑term borrowing through repurchase agreements, bank credit facilities and warehouse facilities may put our assets and financial condition at risk. Repurchase agreements economically resemble short‑term, variable‑rate financing and usually require the maintenance of specific loan‑to‑collateral value ratios. If the market value of the assets subject to a repurchase agreement decline, we may be required to provide additional collateral or make cash payments to maintain the loan to collateral value ratio. If we are unable to provide such collateral or cash repayments, we may lose our economic interest in the underlying assets. Further, credit facility providers and warehouse facility providers may require us to maintain a certain amount of cash reserves or to set aside unleveraged assets sufficient to maintain a specified liquidity position that would allow us to satisfy our collateral obligations. In addition, such short‑term borrowing facilities may limit the length of time that any given asset may be used as eligible collateral. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on assets. In the event that we are unable to meet these collateral obligations, our financial condition could deteriorate rapidly.
We may not be able to acquire eligible investments for a CDO issuance or may not be able to issue CDO securities on attractive terms, either of which may require us to seek more costly financing for our investments or to liquidate assets.
We may use short‑term financing arrangements to finance the acquisition of instruments until a sufficient quantity is accumulated, at which time we may refinance these lines through a securitization, such as a CDO issuance, or other long‑term financing. As a result, we are subject to the risk that we will not be able to acquire, during the period that our short‑term financing is available, a sufficient amount of eligible assets to maximize the efficiency of a CDO issuance. In addition, conditions in the capital markets may make the issuance of CDOs less attractive to us when we have accumulated a sufficient pool of collateral. If we are unable to issue a CDO to finance these assets, we may be required to seek other forms of potentially less attractive financing or liquidate the assets. In addition, while we generally will retain the equity component, or below investment grade component, of such CDOs and, therefore, still have exposure to any investments included in such securitizations, our inability to enter into securitization transactions will increase our overall exposure to risks associated with ownership of such investments, including the risk of default under warehouse facilities, bank credit facilities and repurchase agreements discussed above.

The use of CDO financings with over‑collateralization requirements may have a negative impact on our cash flow.
We expect that the terms of CDOs we may issue will generally provide that the principal amount of assets must exceed the principal balance of the related bonds by a certain amount, commonly referred to as “over‑collateralization.” We anticipate that the CDO terms will provide that, if certain delinquencies and/or losses exceed specified levels, which we will establish based on the analysis by the rating agencies (or any financial guaranty insurer) of the characteristics of the assets collateralizing the bonds, the required level of over‑collateralization may be increased or may be prevented from decreasing as would otherwise be permitted had losses or delinquencies not exceeded those levels. Other tests (based on delinquency levels or other criteria) may restrict our ability to receive net income from assets collateralizing the obligations. We cannot assure our stockholders that the performance tests will be satisfied. In advance of completing negotiations with the rating agencies or other key transaction parties on our future CDO financings, we cannot assure our stockholders of the actual terms of the CDO delinquency tests, over‑collateralization terms, cash flow release mechanisms or other significant factors regarding the calculation of net income to us. Failure to obtain favorable terms with regard to these matters may materially and adversely affect the availability of net income to us. If our assets fail to perform as anticipated, our over‑collateralization or other credit enhancement expense associated with our CDO financings will increase.
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
In a period of rising interest rates, our interest expense could increase while the interest we earn on our fixed‑rate assets would not change, which would adversely affect our profitability.
Our operating results will depend in large part on differences between the income from our assets, net of credit losses and financing costs. Income from our assets may respond more slowly to interest rate fluctuations than the cost of our borrowings. Consequently, changes in interest rates, particularly short‑term interest rates, may significantly influence our net income. Increases in these rates will tend to decrease our net income and market value of our assets. Interest rate fluctuations resulting in our interest expense exceeding our interest income would result in operating losses for us and may limit our ability to make distributions to our stockholders. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments at times that may not permit realization of the maximum return on such investments.

We have broad authority to incur debt and high debt levels could hinder our ability to make distributions and decrease the value of our stockholders’ investment.
Although we expect that once we have fully invested the proceeds of our initial public offering, our debt financing will be 50% or less of the cost of our investments, our debt financing may exceed this level during our offering stage. Our charter limits our total liabilities to 75% of the cost of our tangible assets, however, we may exceed this limit with the approval of the conflicts committee of our board of directors. High debt levels would cause us to incur higher interest charges and higher debt service payments and could also be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of our stockholders’ investment.
Federal Income Tax Risks
Failure to qualify as a REIT would reduce our net earnings available for investment or distribution.
Our qualification as a REIT will depend upon our ability to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets and other tests imposed by the Internal Revenue Code. If we fail to qualify as a REIT for any taxable year after electing REIT status, we will be subject to federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year in which we lost our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions would no longer qualify for the dividends paid deduction and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.
Failure to qualify as a REIT would subject us to federal income tax, which would reduce the cash available for distribution to our stockholders.
We expect to operate in a manner that will allow us to continue to qualify as a REIT for federal income tax purposes. However, the federal income tax laws governing REITs are extremely complex, and interpretations of the federal income tax laws governing qualification as a REIT are limited. Qualifying as a REIT requires us to meet various tests regarding the nature of our assets and our income, the ownership of our outstanding stock, and the amount of our distributions on an ongoing basis. While we intend to continue to operate so that we will qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, including the tax treatment of certain investments we may make, and the possibility of future changes in our circumstances, no assurance can be given that we will so qualify for any particular year. If we fail to qualify as a REIT in any calendar year and we do not qualify for certain statutory relief provisions, we would be required to pay federal income tax on our taxable income. We might need to borrow money or sell assets to pay that tax. Our payment of income tax would decrease the amount of our income available for distribution to our stockholders. Furthermore, if we fail to maintain our qualification as a REIT and we do not qualify for certain statutory relief provisions, we no longer would be required to distribute substantially all of our REIT taxable income to our stockholders. Unless our failure to qualify as a REIT were excused under federal tax laws, we would be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost.
Our stockholders may have current tax liability on distributions they elect to reinvest in our common stock.
If our stockholders participate in our dividend reinvestment plan, they will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax‑free return of capital. In addition, our stockholders will be treated for tax purposes as having received an additional distribution to the extent the shares are purchased at a discount to fair market value, if any. As a result, unless our stockholders are tax‑exempt entities, they may have to use funds from other sources to pay their tax liability on the value of the shares of common stock received.

Even if we qualify as a REIT for federal income tax purposes, we may be subject to other tax liabilities that reduce our cash flow and our ability to make distributions to our stockholders.
Even if we qualify as a REIT for federal income tax purposes, we may be subject to some federal, state and local taxes on our income or property. For example:

•
In order to qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income to our stockholders (which is determined without regard to the dividends‑paid deduction or net capital gain). To the extent that we satisfy the distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on the undistributed income.

•
We will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions we pay in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years.

•
If we elect to treat property that we acquire in connection with a foreclosure of a mortgage loan or certain leasehold terminations as "foreclosure property," we may avoid the 100% tax on the gain from a resale of that property, but the income from the sale or operation of that property may be subject to corporate income tax at the highest applicable rate.

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
It is expected that we may acquire debt instruments in the secondary market for less than their face amount. The amount of such discount will generally be treated as “market discount” for federal income tax purposes. We may acquire distressed debt investments that are subsequently modified by agreement with the borrower. If the amendments to the outstanding debt are “significant modifications” under the applicable Treasury regulations, the modified debt may be considered to have been reissued to us in a debt‑for‑debt exchange with the borrower. This deemed reissuance may prevent the modified debt from qualifying as a good REIT asset if the underlying security has declined in value.
In general, we will be required to accrue original issue discount on a debt instrument as taxable income in accordance with applicable federal income tax rules even though no cash payments may be received on such debt instrument.
In the event a borrower with respect to a particular debt instrument encounters financial difficulty rendering it unable to pay stated interest as due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income. Similarly, we may be required to accrue interest income with respect to subordinate residential and commercial mortgage‑backed securities at the stated rate regardless of when their corresponding cash payments are received.
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
From time to time, we may generate taxable income greater than our taxable income for financial reporting purposes, or our taxable income may be greater than our cash flow available for distribution to stockholders (for example, where a borrower defers the payment of interest in cash pursuant to a contractual right or otherwise). If we do not have other funds available in these situations we could be required to borrow funds, sell investments at disadvantageous prices or find another alternative source of funds to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirements and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

To maintain our REIT status, we may be forced to forego otherwise attractive business or investment opportunities, which may delay or hinder our ability to meet our investment objectives and reduce our stockholders’ overall return.
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
Potential characterization of distributions or gain on sale may be treated as unrelated business taxable income to tax‑exempt investors.
If (i) all or a portion of our assets are subject to the rules relating to taxable mortgage pools, (ii) we are a “pension‑held REIT,” (iii) a tax‑exempt stockholder has incurred debt to purchase or hold our common stock, or (iv) the residual Real Estate Mortgage Investment Conduit interests, or REMICs, we buy (if any) generate “excess inclusion income,” then a portion of the distributions to and, in the case of a stockholder described in clause (iii), gains realized on the sale of common stock by such tax‑exempt stockholder may be subject to federal income tax as unrelated business taxable income under the Internal Revenue Code.
If we were considered to actually or constructively pay a “preferential dividend” to certain of our stockholders, or status as a REIT could be adversely affected.
In order to qualify as a REIT, we must distribute to our stockholders at least 90% of our annual REIT taxable income (excluding net capital gain), determined without regard to the deduction for dividends paid. In order for distributions to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT-level tax deduction, the distribution must not be “preferential dividends.” A dividend is not a preferential dividend if the distribution is pro rata among all outstanding shares of stock within a particular class, and in accordance with the preferences among different classes of stock as set forth in our organizational documents. There is no de minimus exception with respect to preferential dividends; therefore, if the IRS were to take the position that we paid a preferential dividend, we may be deemed to have failed the 90% distribution test, and our status as a REIT could be terminated for the year in which such determination is made if we were unable to cure such failure.
The “taxable mortgage pool” rules may increase the taxes that we or our stockholders incur and may limit the manner in which we conduct securitizations or financing arrangements.
We may be deemed to be ourselves or make investments in entities that own or are themselves deemed to be taxable mortgage pools. As a REIT, provided that we own 100% of the equity interests in a taxable mortgage pool, we generally would not be adversely affected by the characterization of the securitization as a taxable mortgage pool. Certain categories of stockholders, however, such as foreign stockholders eligible for treaty or other benefits, stockholders with net operating losses, and certain tax‑exempt stockholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their dividend income from us that is attributable to the taxable mortgage pool. In addition, to the extent that our stock is owned by tax‑exempt “disqualified organizations,” such as certain government‑related entities that are not subject to tax on unrelated business income, we will incur a corporate‑level tax on a portion of our income from the taxable mortgage pool. In that case, we are authorized to reduce and intend to reduce the amount of our distributions to any disqualified organization whose stock ownership gave rise to the tax by the amount of such tax paid by us that is attributable to such stockholder’s ownership.

Similarly, certain of our securitizations or other borrowings could be considered to result in the creation of a taxable mortgage pool for federal income tax purposes. We intend to structure our securitization and financing arrangements as to not create a taxable mortgage pool. However, if we have borrowings with two or more maturities and (i) those borrowings are secured by mortgages or residential or commercial mortgage‑backed securities and (ii) the payments made on the borrowings are related to the payments received on the underlying assets, then the borrowings and the pool of mortgages or residential or commercial mortgage‑backed securities to which such borrowings relate may be classified as a taxable mortgage pool under the Internal Revenue Code. If any part of our investments were to be treated as a taxable mortgage pool, then our REIT status would not be impaired, provided we own 100% of such entity, but a portion of the taxable income we recognize may be characterized as “excess inclusion” income and allocated among our stockholders to the extent of and generally in proportion to the distributions we make to each stockholder. Any excess inclusion income would:

•	not be allowed to be offset by a stockholder’s net operating losses;

•	be subject to a tax as unrelated business income if a stockholder were a tax‑exempt stockholder;

•
be subject to the application of federal income tax withholding at the maximum rate (without reduction for any otherwise applicable income tax treaty) with respect to amounts allocable to foreign stockholders; and

•
be taxable (at the highest corporate tax rate) to us, rather than to our stockholders, to the extent the excess inclusion income relates to stock held by disqualified organizations (generally, tax‑exempt companies not subject to tax on unrelated business income, including governmental organizations).

The failure of a mezzanine loan to qualify as a real estate asset could adversely affect our ability to qualify as a REIT.
The Internal Revenue Service has issued Revenue Procedure 2003-65, which provides a safe harbor pursuant to which a mezzanine loan that is secured by interests in a pass-through entity will be treated by the Internal Revenue Service as a real estate asset for purposes of the REIT tests, and interest derived from such loan will be treated as qualifying mortgage interest for purposes of the REIT 75% income test. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. We intend to make investments in loans secured by interests in pass-through entities in a manner that complies with the various requirements applicable to our qualification as a REIT. To the extent, however, that any such loans do not satisfy all of the requirements for reliance on the safe harbor set forth in the Revenue Procedure, there can be no assurance that the Internal Revenue Service will not challenge the tax treatment of such loans, which could jeopardize our ability to qualify as a REIT.
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
To qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and residential and commercial mortgage‑backed securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

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
If certain sale-leaseback transactions are not characterized by the Internal Revenue Service as “true leases,” we may be subject to adverse tax consequences.
We may purchase investments in properties and lease them back to the sellers of these properties. If the Internal Revenue Service does not characterize these leases as “true leases,” we would be not treated as receiving rents from real property with regard to such leases which could affect our ability to satisfy the REIT gross income tests.
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
In order for us to qualify as a REIT for each taxable year, no more than 50% in value of our outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals during the last half of any calendar year. “Individuals” for this purpose include natural persons, and some entities such as private foundations. To preserve our REIT qualification, our charter generally prohibits any person from directly or indirectly owning more than 9.8% in value of our capital stock. This ownership limitation could have the effect of discouraging a takeover or other transaction in which holders of our common stock might receive a premium for their shares over the then prevailing market price or which holders might believe to be otherwise in their best interests.

Our ownership of and relationship with our taxable REIT subsidiaries will be limited and a failure to comply with the limits would jeopardize our REIT status and may result in the application of a 100% excise tax.
A REIT may own up to 100% of the stock of one or more taxable REIT subsidiaries. A taxable REIT subsidiary may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a taxable REIT subsidiary. A corporation of which a taxable REIT subsidiary directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a taxable REIT subsidiary. Overall, no more than 25% of the value of a REIT’s assets may consist of stock or securities of one or more taxable REIT subsidiaries. A domestic taxable REIT subsidiary will pay federal, state and local income tax at regular corporate rates on any income that it earns. In addition, the taxable REIT subsidiary rules limit the deductibility of interest paid or accrued by a taxable REIT subsidiary to its parent REIT to assure that the taxable REIT subsidiary is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm’s‑length basis. We cannot assure our stockholders that we will be able to comply with the 25% value limitation on ownership of taxable REIT subsidiary stock and securities on an ongoing basis so as to maintain REIT status or to avoid application of the 100% excise tax imposed on certain non‑arm’s length transactions.
The Internal Revenue Service may challenge our characterization of certain income from offshore taxable REIT subsidiaries.
We may form offshore corporate entities treated as taxable REIT subsidiaries. If we form such subsidiaries, we may receive certain “income inclusions” with respect to our equity investments in these entities. We intend to treat such income inclusions, to the extent matched by repatriations of cash in the same taxable year, as qualifying income for purposes of the 95% gross income test but not the 75% gross income test. Because there is no clear precedent with respect to the qualification of such income inclusions for purposes of the REIT gross income tests, no assurance can be given that the Internal Revenue Service will not assert a contrary position. If such income does not qualify for the 95% gross income test, we could be subject to a penalty tax or we could fail to qualify as a REIT, in both events only if such inclusions (along with certain other non‑qualifying income) exceed 5% of our gross income.
If our CDO issuers that are taxable REIT subsidiaries are subject to federal income tax at the entity level, it would greatly reduce the amounts those entities would have available to distribute to us and to pay their creditors.
There is a specific exemption from federal income tax for non‑U.S. corporations that restrict their activities in the United States to trading stock and securities (or any activity closely related thereto) for their own account whether such trading   (or such other activity) is conducted by the corporation or its employees through a resident broker, commission agent, custodian or other agent. We intend that any of our CDO issuers that are taxable REIT subsidiaries will rely on that exemption or otherwise operate in a manner so that they will not be subject to federal income tax on their net income at the entity level. If the Internal Revenue Service were to succeed in challenging that tax treatment, it could greatly reduce the amount that those CDO issuers would have available to distribute to us and to pay to their creditors.
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
Legislation enacted in 2003 and modified in 2005 and 2010 generally reduces the maximum tax rate for dividends payable to domestic stockholders that are individuals, trusts and estates to 15% (through 2012). Dividends payable by REITs, however, are generally not eligible for the reduced rates. Although this legislation does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts or estates to perceive investments in REITs to be relatively less attractive than investments in stock of non‑REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.

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
With respect to the annual valuation requirements described above, we will provide an estimated value for our shares annually. We can make no claim whether such estimated value will or will not satisfy the applicable annual valuation requirements under ERISA and the Internal Revenue Code. The Department of Labor or the Internal Revenue Service may determine that a plan fiduciary or an IRA custodian is required to take further steps to determine the value of our common stock. In the absence of an appropriate determination of value, a plan fiduciary or an IRA custodian may be subject to damages, penalties or other sanctions. See Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities - Market Information” of this Annual Report on Form 10-K.
Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA and the Internal Revenue Code may result in the imposition of civil and criminal penalties and could subject the fiduciary to claims for damages or for equitable remedies, including liability for investment losses. In addition, if an investment in our shares constitutes a prohibited transaction under ERISA or the Internal Revenue Code, the fiduciary or IRA owner who authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount invested. In addition, the investment transaction must be undone. In the case of a prohibited transaction involving an IRA owner, the IRA may be disqualified as a tax-exempt account and all of the assets of the IRA may be deemed distributed and subjected to tax. ERISA plan fiduciaries and IRA owners should consult with counsel before making an investment in our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
We have no unresolved staff comments.

ITEM 2.	PROPERTIES
As of December 31, 2011, we owned five office properties, one office portfolio consisting of five office buildings and 43 acres of undeveloped land and one industrial/flex property encompassing 1.4 million rentable square feet and that were 45% occupied. In addition, we owned 1,375 acres of undeveloped land. The following table provides summary information regarding our properties as of December 31, 2011:

Property Location of Property	Date Acquired or Foreclosed on	Property Type	Rentable Square Feet	Total Real Estate at Cost (in thousands)	Annualized Base Rent (1) (in thousands)	Average Annualized Base Rent per Sq. Ft. (2)	Average Remaining Lease Term in Years	Occupancy
Village Overlook Buildings Stockbridge, GA	08/02/2010	Office	34,830	$1,776	$238	$17.86	2.9	38%
Academy Point Atrium I (3) Colorado Springs, CO	11/03/2010	Office	92,099	4,534	—	—	—	—%
Northridge Center I & II (4) Atlanta, GA	03/25/2011	Office	188,509	6,854	1,749	19.33	2.7	48%
Iron Point Business Park (5) Folsom, CA	06/21/2011	Office	211,056	19,538	2,113	24.74	2.0	39%
Roseville Commerce Center (6) Roseville, CA	06/27/2011	Industrial/Flex	113,341	5,348	644	14.71	3.3	39%
1635 N. Cahuenga Building (7) Los Angeles, CA	08/03/2011	Office	34,711	7,482	600	29.96	3.3	58%
Richardson Portfolio (8) Richardson, TX	11/23/2011	Office/ Undeveloped Land	728,857	43,258	6,848	17.91	4.8	52%
Park Highlands (9) North Las Vegas, NV	12/30/2011	Undeveloped Land	—	21,545	—	—	—	N/A
			1,403,403	$110,335	$12,192	$19.19	2.9	45%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2011, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
(2) Average annualized base rent per square foot is calculated as the annualized base rent divided by the leased rentable square feet.
(3) We acquired the Academy Point Atrium I First Mortgage on September 7, 2010 as a non-performing mortgage loan. On November 3, 2010, we foreclosed on the property securing the loan, Academy Point Atrium I, and took title to the building.
(4) We acquired the Northridge Center I & II Mortgage on December 8, 2010 as a non-performing mortgage loan. On March 25, 2011, we received a deed-in-lieu of foreclosure and gained control of the property securing the loan.
(5) We acquired the Iron Point Business Park First Mortgage on March 14, 2011 as a non-performing mortgage loan. On June 21, 2011, we foreclosed on and formally received title to the property securing the Iron Point Business Park First Mortgage.
(6) We acquired the Roseville Commerce Center Mortgage Portfolio on September 10, 2010 as a non-performing mortgage portfolio. On June 27, 2011, we foreclosed on and formally received title to the properties securing the Roseville Commerce Center Mortgage Portfolio.
(7) We own a 70% interest in the joint venture that owns this property.
(8) We own a 90% interest in the joint venture that owns this portfolio, which consists of five office properties and 43 acres of undeveloped land.
(9) We own a 50.1% interest in the joint venture that owns this property.
As of December 31, 2011, there were no tenants occupying 10% or more of our total rentable square footage. As of December 31, 2011, our real estate portfolio’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Management Consulting	18	$3,346	27.4%
Finance and Insurance	14	2,596	21.3%
Other Professional Services	13	1,773	14.5%
		$7,715	63.2%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2011, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

Portfolio Lease Expiration
The following table reflects lease expirations of our owned properties as of December 31, 2011:

Year of Expiration	Number of Leases Expiring	Annualized Base Rent (in thousands) (1)	% of Portfolio Annualized Base Rent Expiring	Leased Rentable Square Feet Expiring	% of Portfolio Rentable Square Feet Expiring
Month-to-Month	7	$90	0.7%	6,417	1.0%
2012	26	4,404	36.1%	221,957	34.9%
2013	14	1,240	10.2%	55,777	8.8%
2014	15	1,658	13.6%	83,929	13.2%
2015	12	971	8.0%	46,092	7.3%
2016	10	1,695	13.9%	97,715	15.4%
2017	6	1,064	8.7%	60,557	9.5%
2018	4	635	5.2%	36,656	5.8%
2019	1	220	1.8%	13,438	2.1%
2020	1	215	1.8%	12,741	2.0%
2021	—	—	—%	—	—%
Thereafter	—	—	—%	—	—%
Total	96	$12,192	100%	635,279	100%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2011, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

ITEM 3.	LEGAL PROCEEDINGS
From time to time, we are party to legal proceedings that arise in the ordinary course of our business. Management is not aware of any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on our results of operations or financial condition, nor are we aware of any such legal proceedings contemplated by government agencies.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Stockholder Information
As of March 6, 2012, we had 24.9 million shares of common stock outstanding held by a total of approximately 7,000 stockholders. The number of stockholders is based on the records of DST Systems, Inc., who serves as our transfer agent.
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
To assist the Financial Industry Regulatory Authority (“FINRA”) members and their associated persons that participate in the initial public offering of our common stock, pursuant to FINRA Rule 2310, we will disclose in each annual report distributed to stockholders a per share estimated value of our shares, the method by which it was developed, and the date of the data used to develop the estimated value. In addition, KBS Capital Advisors, our advisor, will prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares. For this purpose, the estimated value of our shares of common stock is $10 per share as of December 31, 2011. The basis for this valuation is the current public offering price of $10 per share (ignoring purchase price discounts for certain categories of purchasers). Our advisor has indicated that it intends to use the most recent price paid to acquire a share in our primary initial public offering (ignoring purchase price discounts for certain categories of purchasers) or a follow‑on public offering as its estimated per share value of our shares until we have completed our offering stage. We will consider our offering stage complete when we are no longer publicly offering equity securities - whether through our initial public offering or follow‑on public offerings ─ and have not done so for 18 months. If our board of directors determines that it is in our best interest, we may conduct follow‑on offerings upon the termination of our initial public offering. Our charter does not restrict our ability to conduct equity offerings in the future. (For purposes of this definition, we do not consider a “public equity offering” to include offerings on behalf of selling stockholders or offerings related to a dividend reinvestment plan, employee benefit plan or the redemption of interests in our Operating Partnership.)
Although the estimated value set forth above represents the most recent price at which most investors were willing to purchase shares in our primary offering, this reported value would likely differ from the price at which a stockholder could resell his or her shares because (i) there is no public trading market for the shares at this time; (ii) the $10.00 primary offering price involves the payment of underwriting compensation and other directed selling efforts, which payments and efforts are likely to produce a higher sale price than could otherwise be obtained; (iii) estimated value does not reflect, and is not derived from, the fair market value of our assets because the amount of proceeds available for investment from our primary public offering is net of selling commissions, dealer manager fees, other organization and offering costs and acquisition and origination fees and expenses; (iv) the estimated value does not take into account how market fluctuations affect the value of our investments, including how the current disruptions in the financial and real estate markets may affect the values of our investments; and (v) the estimated value does not take into account how developments related to individual assets may have increased or decreased the value of our portfolio.

Distribution Information
We declare distributions when our board of directors determines we have sufficient cash flow from operations, investment activities and/or strategic financings. During our offering stage, we expect that we will fund any distributions from interest income on our debt investments, rental income on our real property investments and, to the extent we acquire investments with short maturities or investments that are close to maturity, we may fund distributions with the proceeds received at the maturity, payoff or settlement of those investments. Further, upon the acquisition of real estate investments or to the extent that we believe assets in our portfolio have appreciated in value after acquisition or subsequent to the time we have taken control of the assets, we may use the proceeds from real estate financings to fund distributions to our stockholders. With respect to the non-performing assets that we acquire, we believe that within a relatively short time after acquisition or taking control of such investments via foreclosure or deed-in-lieu proceedings, we will often experience an increase in their value. For example, in most instances, we bring financial stability to the property, which reduces uncertainty in the market and alleviates concerns regarding the property’s management, ownership and future. We also generally have significantly more capital available for investment in these properties than their prior owners and operators were willing to invest, and as such, we are able to invest in tenant improvements and capital expenditures with respect to such properties, which enables us to attract substantially increased interest from brokers and tenants. Upon completion of our offering stage, we expect to fund distributions from interest and rental income on investments, the maturity, payoff or settlement of investments and from strategic sales of loans, debt securities, properties and other assets, as well as the strategic use of debt financing as described above.
We do not expect to make significant asset sales (and concomitant distributions) during our offering stage because, as a REIT, we will generally have to hold our assets for two years in order to meet the safe harbor to avoid a 100% prohibited transactions tax, unless such assets are held through a TRS or other taxable corporation. In certain instances, we may sell properties outside of the safe harbor period and still be exempt from the 100% prohibited transaction tax because such properties were not held as "inventory." At such time as we have assets that we have held for at least two years, we anticipate that we may authorize and declare distributions based on gains on asset sales monthly, to the extent we close on the sale of one or more assets and the board of directors does not determine to reinvest the proceeds of such sales. Because we intend to fund distributions from cash flow and strategic financings, we do not expect our board of directors to declare distributions on a set monthly or quarterly basis. Rather, our board of directors will declare distributions from time to time based on cash flow from our investments and our investment and financing activities.
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
Our distribution policy is not to pay distributions from sources other than cash flow from operations, investment activities and strategic financings. However, our organizational documents do not restrict us from paying distributions from any source and do not restrict the amount of distributions we may pay from any source, including proceeds from our ongoing initial public offering or the proceeds from the issuance of securities in the future, third‑party borrowings, advances from our advisor or sponsors or from our advisor’s deferral of its fees under the advisory agreement. Distributions paid from sources other than current or accumulated earnings and profits may constitute a return of capital. From time to time, we may generate taxable income greater than our taxable income for financial reporting purposes, or our taxable income may be greater than our cash flow available for distribution to stockholders. In these situations we may make distributions in excess of our cash flow from operations, investment activities and strategic financings to satisfy the REIT distribution requirement described above. In such an event, we would look first to other third party borrowings to fund these distributions.
We have not established a minimum distribution level, and our charter does not require that we make distributions to our stockholders.
On November 28, 2011, our board of directors declared a distribution in the amount of $0.30 per share of common stock, or 3.0% of the initial public offering price of $10.00 per share of common stock, to stockholders of record as of the close of business on December 23, 2011. We paid this distribution on December 23, 2011. Investors could choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.

The tax composition of our distribution declared on November 28, 2011 was as follows:

Ordinary Income	—%
Return of Capital	100%
Total	100%
This distribution was funded with the proceeds from real estate financings. We made this distribution because our board of directors and our management believes, based on research and analyses performed in consultation with our advisor, that assets in our portfolio have appreciated in value after our acquisition of such assets or subsequent to the time we have taken control of the assets via foreclosure or deed-in-lieu proceedings. Investors are cautioned, however, that all of our assets are currently non-stabilized assets, which are difficult to value. Moreover, subsequent events could adversely affect the values of the assets. We have not sold or marketed any of these assets and thus we have not yet realized any gain on these investments nor received any offers on them. For the foregoing reasons, we can provide no assurance that we could realize any appreciation upon an actual sale of any of our assets. The values of our assets at any given time will depend upon various factors, including market, economic and industry conditions, the characteristics of the investment being sold and the related leases, the availability of buyers and financing, the time period in which the investment is sought to be sold and required approvals.
Because we intend to fund distributions from cash flow and strategic financings, at this time we do not expect our board of directors to declare distributions on a set monthly or quarterly basis. Rather, our board of directors will declare distributions from time to time based on cash flow from our investments and our investment and financing activities. As such, we can also give no assurances as to the timing, amount or notice with respect to any other future distribution declarations.
Our cumulative distributions and net loss from inception through December 31, 2011 are $6.4 million and $9.8 million, respectively.
Use of Proceeds from Sales of Registered Securities and Unregistered Sales of Equity Securities
On November 20, 2009, our Registration Statement on Form S‑11 (File No. 333‑156633), covering a public offering of up to 140,000,000 shares of common stock, was declared effective under the Securities Act of 1933. We commenced our initial public offering on November 20, 2009 upon retaining KBS Capital Markets Group LLC, an affiliate of our advisor, as the dealer manager of our offering. We are offering 100,000,000 shares of common stock in our primary offering at an aggregate offering price of up to $1.0 billion, or $10.00 per share with discounts available to certain categories of purchasers. The 40,000,000 shares offered under our dividend reinvestment plan are initially being offered at an aggregate offering price of $380 million, or $9.50 per share. Our board of directors has approved an extension of our primary offering of 100,000,000 shares until the earlier of the sale of all 100,000,000 shares or September 30, 2012. If we have not sold all of the primary offering shares by September 30, 2012, we may continue our initial public offering until November 20, 2012. Under rules promulgated by the SEC, in some circumstances we could continue our primary offering until as late as May 19, 2013. We may sell shares under the dividend reinvestment plan beyond the termination of the primary offering until we have sold all the shares under the plan.
As of December 31, 2011, we had sold 21,977,821 shares of common stock in our ongoing initial public offering for gross offering proceeds of $217.6 million, including 430,190 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $4.1 million. Also as of December 31, 2011, we had redeemed 4,000 shares sold in the offering for $40,000 pursuant to our share redemption program. As of December 31, 2011, we had incurred selling commissions, dealer manager fees and other organization and offering costs in the amounts set forth below. We pay selling commissions and dealer manager fees to KBS Capital Markets Group, and KBS Capital Markets Group reallows all selling commissions and a portion of the dealer manager fees to participating broker-dealers. In addition, we reimburse KBS Capital Advisors and KBS Capital Markets Group for certain offering expenses as described in our prospectus, as amended and supplemented.

Type of Expense Amount	Amount	Estimated/Actual
	(in thousands)
Selling commissions and dealer manager fees	$18,440	Actual
Finders’ fees	—	Actual
Other underwriting compensation	1,158	Actual
Other organization and offering costs (excluding underwriting compensation)	5,798	Actual
Total expenses	$25,396
Percentage of offering proceeds used to pay or reimburse affiliates for organization and offering costs and expenses	11.7%	Actual

From the commencement of our ongoing initial public offering through December 31, 2011, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $192.2 million.
We expect to use substantially all of the net proceeds from our ongoing initial public offering to invest in and manage a diverse portfolio of real estate‑related loans, opportunistic real estate, real estate‑related debt securities and other real estate‑related investments. We may use the net proceeds from the sale of shares under our dividend reinvestment plan for general corporate purposes, including, but not limited to, the redemption of shares under our share redemption program; reserves required by any financings of our investments; future funding obligations under any real estate loans receivable we acquire; the acquisition or origination of assets, which would include payment of acquisition and origination fees to our advisor; the repayment of debt; and expenses related to our investments, such as purchasing a loan senior to ours to protect our junior position in the event of a default by the borrower on the senior loan, making protective advances to preserve collateral securing a loan, or making capital and tenant improvements or paying leasing costs and commissions related to real property. As of December 31, 2011, we have used the net proceeds from our ongoing primary public offering to acquire $172.2 million in real estate investments, real estate‑related loans and real estate securities, including $3.2 million of real estate acquisition fees and expenses to affiliates and non-affiliates including cost related to foreclosure of loans.
On December 29, 2011, we issued 220,994 shares of common stock to Willowbrook Capital Group LLC, an entity owned and controlled by Keith D. Hall, one of our directors and our Chief Executive Officer, and Peter McMillan III, also one of our directors and our President, for $9.05 per share. We issued these shares of common stock in a private transaction exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933.
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

On August 9, 2011, our board of directors approved a second amended and restated share redemption program. The terms of the second amended and restated share redemption program are identical to the prior program except that the second amended and restated share redemption program provides for sources of funds for certain redemptions of our shares during the remainder of calendar year 2011 and during calendar year 2012 as follows:

•
We could use the aggregate amount of net proceeds, if any, from the sale of our shares under our dividend reinvestment plan during the remainder of calendar year 2011 to redeem a qualifying stockholder’s shares during calendar year 2011 and calendar year 2012. Any redemptions during calendar year 2011 that were made from the aggregate amount of net proceeds from the sale of shares under our dividend reinvestment plan during calendar year 2011 reduced in direct proportion funds available for redemptions during calendar year 2012.

•
We also may use up to $1.244 million (approximately one percent (1%) of the gross proceeds from our initial public offering as of July 31, 2011) to redeem a qualifying stockholder’s shares if the shares are being redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence.” For purposes of determining the amount of funds available for redemption under our second amended and restated share redemption program, redemptions for a stockholder’s death, qualifying disability or determination of incompetence, will be made first from the $1.244 million of gross offering proceeds from our initial public offering.

The second amended and restated share redemption program became effective on September 10, 2011. We may amend, suspend or terminate the program upon 30 days’ notice to our stockholders. We may provide this notice by including such information in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC, or by a separate mailing to our stockholders.
The only redemptions we made under the share redemption program during the year ended December 31, 2011 were those that were made in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence.” During the year ended December 31, 2011, we fulfilled all redemption requests received in good order and eligible for redemption, redeeming shares pursuant to the share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2011 through August 2011	—	$—	(3)
September 2011	4,000	$10.00	(3)
October 2011 through December 2011	—	$—	(3)
Total	4,000
_____________________
(1) We announced the adoption and commencement of the program on November 13, 2009. We announced an amendment to the program on August 11, 2011 (which amendment became effective on September 10, 2011).
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
(3) We limit the dollar value of shares that may be redeemed under the program as described above. During the year ended December 31, 2011, we redeemed $40,000 of common stock, which represented all redemption requests received in good order and eligible for redemption through the December 2011 redemption date. As of December 31, 2011, we may redeem up to $1.2 million of shares of common stock if the shares are being redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence.” Additionally, based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during 2011, we have $4.1 million available for all other redemptions in 2012.

ITEM 6.	SELECTED FINANCIAL DATA
The following selected financial data as of and for the years ended December 31, 2011, 2010, and 2009 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

	As of December 31,
	2011	2010	2009
Balance sheet data
Total real estate and real estate-related investments, net	$166,354	$17,774	$—
Total assets	258,463	42,404	193
Notes payable and repurchase agreements	63,203	—	—
Total liabilities	66,628	1,346	—
Redeemable common stock	5,291	—	—
Total equity	186,544	41,058	193
	For the Years Ended December 31,
Operating data
Total revenues	$4,278	$308	$—
Net loss attributable to common stockholders	(7,581)	(1,975)	(7)
Net loss per common share - basic and diluted	(0.66)	(1.18)	(0.37)
Other data
Cash flows used in operating activities	$(3,507)	$(1,572)	$(7)
Cash flows used in investing activities	(154,405)	(17,885)	—
Cash flows provided by financing activities	220,649	42,906	—
Distributions declared	6,405	—	—
Distributions declared per common share (1)	0.30	—	—
Weighted-average number of common shares outstanding, basic and diluted	11,432,823	1,678,335	20,000
_____________________
(1) On December 2, 2011, our board of directors declared a distribution in the amount of $0.30 per share of common stock, or 3.0% of the initial public offering price of $10.00 per share of common stock, to stockholders of record as of the close of business on December 23, 2011. We paid this distribution on December 23, 2011. Investors could choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the “Selected Financial Data” above and our accompanying consolidated financial statements and the notes thereto. Also, see “Forward‑Looking Statements” preceding Part I of this Annual Report on Form 10-K.
Overview
We were formed on October 8, 2008 as a Maryland corporation, elected to be taxed as a REIT beginning with the taxable year ended December 31, 2010 and intend to operate in such manner. On January 8, 2009, we filed a registration statement on Form S‑11 with the Securities and Exchange Commission (the “SEC”) to offer a minimum of 250,000 shares and a maximum of 140,000,000 shares of common stock for sale to the public, of which 100,000,000 shares were registered in our primary offering and 40,000,000 shares were registered under our dividend reinvestment plan. The SEC declared our registration statement effective on November 20, 2009 and we retained KBS Capital Markets Group LLC, an affiliate of our advisor, to serve as the dealer manager of the offering pursuant to a dealer manager agreement. The dealer manager is responsible for marketing our shares in the ongoing initial public offering.

We intend to use substantially all of the net proceeds from our ongoing initial public offering to invest in and manage a diverse portfolio of real estate‑related loans, opportunistic real estate, real estate‑related debt securities and other real estate‑related investments. Such investments have included, and are expected to continue to include, non-performing loans (which have resulted in, and may continue to result in, our acquisition of the underlying property securing the loan through foreclosure or similar processes), non-stabilized or undeveloped properties, and commercial mortgage backed securities (“CMBS”). We may also invest in entities that make similar investments. As of December 31, 2011, we owned five office properties, one office portfolio consisting of five office buildings and 43 acres of undeveloped land, one industrial/flex property, 1,375 acres of undeveloped land and six CMBS investments.
Through December 31, 2011, we had sold 21,977,821 shares in the offering for gross offering proceeds of $217.6 million, including 430,190 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $4.1 million. Also as of December 31, 2011, we had redeemed 4,000 of the shares sold in our offering for $40,000. Additionally, on December 29, 2011, we issued 220,994 shares of common stock for $2.0 million in a private transaction exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933.
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
Market Outlook ─ Real Estate and Real Estate Finance Markets
During the past four years, there have been significant and widespread concerns about credit risk, both corporate and sovereign, and access to capital in the U.S. and global markets. Economies throughout the world have experienced lingering levels of high unemployment and low levels of consumer and business confidence due to a global downturn in economic activity. While some markets have shown some signs of recovery, concerns remain regarding job growth, income growth and the overall health of consumers and businesses. Recent global economic events remain centered on the potential for the default of European sovereign debt and the impact that such an event would have on the rest of the world’s financial markets. These conditions are expected to continue, and combined with a challenging macro-economic environment, may interfere with the implementation of our business strategy and/or force us to modify it. For further discussion of current market conditions, see Part I, Item 1, “Business ─ Market Outlook ─ Real Estate and Real Estate Finance Markets.”
Liquidity and Capital Resources
We are dependent upon the net proceeds from our ongoing initial public offering to conduct our proposed operations.  We will obtain the capital required to purchase and originate real estate-related investments and conduct our operations from the proceeds of our ongoing initial public offering, including our dividend reinvestment plan, and any future follow-on offerings we may conduct, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations.  To date, we have had three primary sources of capital for meeting our cash requirements:

•	Proceeds from our ongoing initial public offering;

•	Debt financing; and

•	Cash flow generated by our real estate and real estate-related investments.
On April 19, 2010, we broke escrow in our ongoing initial public offering and through December 31, 2011, we had sold 21,977,821 shares of common stock for gross offering proceeds of $217.6 million, including 430,190 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $4.1 million.  If we are unable to raise substantial funds in our initial public offering, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the fluctuation in the value of an investment in us will be tied more closely to the performance of the specific assets we acquire.  Further, we will have certain fixed operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds in our initial public offering.  Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.
Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures and corporate general and administrative expenses.  Cash flow from operations from our real estate investments is primarily dependent upon the occupancy levels of our properties, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures.  As of December 31, 2011, our real estate property investments were 45% occupied.

Our real estate-related debt securities generate cash flow in the form of interest income. Cash flows from operations from our estate-related debt securities are primarily dependent on the operating performance of the underlying collateral and the borrower’s ability to make its debt service payments. As of December 31, 2011, the cash flows from the borrowers under our estate-related debt securities were sufficient to meet the contractual debt service obligations under these securities.
Investments in performing real estate-related loans generate cash flow in the form of interest income.  Investments in non‑performing real estate-related loans may or may not generate cash flow.  Cash flow from operations under our real estate‑related loans is primarily dependent on the operating performance of the underlying collateral and the borrowers’ ability to make their debt service payments.  We do not expect non-performing mortgages to perform in accordance with their contractual terms, including the repayment of the principal amount outstanding under the loans, the payment of interest at the stated amount on the face of notes or the repayment of the loans upon their maturity dates.  As such, we explore various strategies including, but not limited to, one or more of the following: (i) negotiating with the borrowers for a reduced payoff, (ii) restructuring the terms of the loans and (iii) enforcing our rights as lenders under these loans and foreclosing on the collateral securing the loans.  We believe that one or more of these potential courses of action will at some point result in positive cash flow to us. As of December 31, 2011, we had no real estate loans receivable outstanding, as we have foreclosed on or otherwise received title to all of the properties that secured our original investments in non-performing real estate loans receivable.
As of December 31, 2011, we had outstanding debt obligations in the aggregate principal amount of $63.2 million.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the Conflicts Committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expense reimbursements for the four fiscal quarters ended December 31, 2011 exceeded the charter imposed limitation; however, the Conflicts Committee determined that the relationship of our operating expenses to our average invested assets was justified for these periods given the costs of operating a public company and the early stage of our operations.
For the year ended December 31, 2011, our cash needs for acquisitions, capital expenditures and debt servicing were met with proceeds from our ongoing initial public offering and debt financing. Operating cash needs during the same period were met through cash flow generated by our real estate investments and proceeds from our ongoing initial public offering. We made distributions to our stockholders during the year ended December 31, 2011 that we funded from debt financing.
We have elected to be taxed as a REIT and intend to operate as a REIT. To maintain our qualification as a REIT, we are required to make aggregate annual distributions to our stockholders of at least 90% of our REIT taxable income (computed without regard to the dividends paid deduction and excluding net capital gain). Our board of directors may authorize distributions in excess of those required for us to maintain REIT status depending on our financial condition and such other factors as our board of directors deems relevant. We have not established a minimum distribution level.
Cash Flows from Operating Activities
We acquired our first real estate investment on August 2, 2010. As of December 31, 2011, we owned five office properties, one office portfolio consisting of five office buildings and 43 acres of undeveloped land, one industrial/flex property, 1,375 acres of undeveloped land and six investments in commercial mortgage-backed securities (“CMBS”). During the year ended December 31, 2011, net cash used in operating activities was $3.5 million. We expect that our cash flows from operating activities will increase in future years as a result of owning the assets acquired during 2011 for an entire period and as a result of anticipated future acquisitions of real estate and real estate-related investments, and the related operations of such real estate and the potential cash flow from real estate-related investments.
Cash Flows from Investing Activities
Net cash used in investing activities was $154.4 million for the year ended December 31, 2011 and primarily consisted of the following:

•
Acquisitions of an individual office property, one office portfolio consisting of five office buildings and 43 acres of undeveloped land and 1,375 acres of undeveloped land for an aggregate purchase price of $73.6 million;

•	Purchases of six CMBS investments for an aggregate purchase price of $58.7 million;

•	Acquisition of a non-performing first mortgage loan for $20.1 million; and

•	Improvements to real estate of $2.4 million.

Cash Flows from Financing Activities
Net cash provided by financing activities was $220.6 million for the year ended December 31, 2011 and consisted primarily of the following:

•
$147.2 million of cash provided by offering proceeds related to our initial public offering, net of payments of selling commissions, dealer manager fees and other organization and offering expenses of $17.9 million;

•
$62.0 million of net cash provided by debt as a result of proceeds from notes payable and repurchase agreements of $63.2 million, partially offset by payments of deferred financing costs of $1.2 million;

•	$13.7 million of noncontrolling interest contributions; and

•	$2.3 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $4.1 million.
In order to execute our investment strategy, we utilize secured debt, and to the extent available, may utilize unsecured debt, to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinancing and interest risks, are properly balanced with the benefit of using leverage. Once we have fully invested the proceeds of our initial public offering, we expect our debt financing will be 50% or less of the cost of our investments, although it may exceed this level during our offering stage. There is no limitation on the amount we may borrow for any single investment. Our charter limits our total liabilities such that our total liabilities may not exceed 75% of the cost of our tangible assets; however, we may exceed that limit if a majority of the Conflicts Committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our common stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of December 31, 2011, our borrowings and other liabilities were approximately 38% of the cost (before depreciation or other noncash reserves) and book value (before depreciation) of our tangible assets.
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
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of December 31, 2011 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	2012	2013-2014	2015-2016	Thereafter
Outstanding debt obligations (1)	$63,203	$30,201	$—	$33,002	$—
Interest payments on outstanding debt obligations (2)	8,060	2,043	4,038	1,979	—
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts and interest rates in effect at December 31, 2011. We incurred interest expense of $0.3 million excluding amortization of deferred financing costs of $24,000, for the year ended December 31, 2011.

Results of Operations
During the year ended December 31, 2010, we acquired one office property and five non-performing first mortgage loans. We foreclosed on one of the non-performing first mortgage loans and received title to the property securing the loan during the year ended December 31, 2010. As such, we owned two office properties and four non-performing first mortgage loans as of December 31, 2010. Subsequent to December 31, 2010, we acquired a non-performing first mortgage loan, one office property, one office portfolio consisting of five office buildings and 43 acres of undeveloped land, six CMBS investments and 1,375 acres of undeveloped land. In addition, as of December 31, 2011, we have either foreclosed on or otherwise received title to the properties which secured all original investments in real estate loans receivable. As such, we owned five office properties, one office portfolio consisting of five office buildings and 43 acres of undeveloped land, one industrial/flex property, 1,375 acres of undeveloped land and six CMBS investments as of December 31, 2011. We funded the acquisitions of these investments with proceeds from our ongoing initial public offering and debt financing. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of owning the assets acquired in 2011 for an entire period and anticipated future acquisitions of real estate and real estate-related investments. Our income and expenses will also depend on the outcome of our recovery strategies for our leasing activities for our non-performing real estate assets.
Comparison of the year ended December 31, 2011 versus year ended December 31, 2010
Rental income and tenant reimbursements increased from $0.2 million for the year ended December 31, 2010 to $3.9 million for the year ended December 31, 2011, primarily as a result of the growth in our real estate portfolio. We expect rental income and tenant reimbursements to increase in future periods as a result of owning the assets acquired or foreclosed upon in 2011 for an entire period, leasing additional space and anticipated future acquisitions of real estate assets.
Interest income from our real estate loans receivable, recognized using the interest method, increased from $0.1 million for the year ended December 31, 2010 to $0.3 million for the year ended December 31, 2011. As of December 31, 2011, we had foreclosed on all of our real estate loans receivable. We expect interest income to vary in future periods based upon acquisition activity of real estate-related loans and, because we may acquire non-performing loans, the ability of the borrowers to make interest payments.
Property operating costs and real estate taxes and insurance increased from $0.2 million and $46,000, respectively for the year ended December 31, 2010 to $3.0 million and $0.9 million, respectively for the year ended December 31, 2011, primarily as a result of the growth in our real estate portfolio. We expect property operating costs and real estate taxes and insurance to increase in future periods as a result of owning the assets acquired or foreclosed upon in 2011 for an entire period and anticipated future acquisitions or foreclosures of real estate assets.
Asset management fees increased from $30,000 for the year ended December 31, 2010 to $0.3 million for the year ended December 31, 2011, primarily as a result of growth in our real estate portfolio. We expect asset management fees to increase in future periods as a result of owning the assets acquired in 2011 for an entire period and anticipated future acquisitions or foreclosures. All asset management fees incurred as of December 31, 2011 have been paid.
Real estate acquisition fees and expenses to affiliates and non-affiliates increased from $0.1 million for the year ended December 31, 2010 to $1.6 million for the year ended December 31, 2011 due to the growth in our real estate portfolio. This increase is primarily due to the difference in acquisition price between the property we acquired for $1.8 million during the year ended December 31, 2010 and the interests in properties we acquired for $72.8 million during the year ended December 31, 2011. We expect real estate acquisition fees to vary in future periods based upon real estate acquisition activity.
Costs and expenses related to the foreclosure of real estate loans receivable increased from $0.1 million for the year ended December 31, 2010 to $0.9 million for the year ended December 31, 2011. We foreclosed on one of our real estate loans receivable during the year ended December 31, 2010 and foreclosed on five of our real estate loans receivable during the year ended December 31, 2011. We expect costs and expenses related to the foreclosure of loans receivable to vary in future periods based upon foreclosure activity.
General and administrative expenses increased from $1.6 million for the year ended December 31, 2010 to $2.0 million for the year ended December 31, 2011, primarily as a result of the growth of the Company and of our real estate portfolio. General and administrative costs consisted primarily of legal fees, transfer agent fees, insurance premiums, professional fees and independent director fees. We expect general and administrative costs to increase in future periods as we acquire additional investments, but we expect these costs to decrease as a percentage of total revenue.
Depreciation and amortization increased from $0.2 million for the year ended December 31, 2010 to $3.2 million for the year ended December 31, 2011, due to the growth of our real estate portfolio. We expect depreciation and amortization to increase in future periods as a result of owning the assets acquired or foreclosed upon in 2011 for an entire period and anticipated future acquisitions or foreclosures of real estate assets.

Interest expense was $0.3 million for the year ended December 31, 2011. We had no debt outstanding during the year ended December 31, 2010, and therefore, did not incur any interest expense during that period. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the amount of proceeds raised in our ongoing initial public offering, the availability and cost of debt financing, and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.
Comparison of the year ended December 31, 2010 versus year ended December 31, 2009
Our results of operations for the year ended December 31, 2010 and 2009 are not indicative of those expected in future periods as we broke escrow in our initial public offering on April 19, 2010 and commenced operations on August 2, 2010 in connection with our first investment. During the period from inception (October 8, 2008) to December 31, 2009, we had been formed but had not yet commenced operations, as we had not yet begun our initial public offering. As a result, we had no material results of operations for that period. As of December 31, 2010, we had acquired one office property and five non‑performing first mortgage loans. We foreclosed on one of the non-performing first mortgage loans and received title to the property securing the loan during the year ended December 31, 2010. As such, we owned two office properties and four non‑performing first mortgage loans as of December 31, 2010.
Rental income and tenant reimbursements for the year ended December 31, 2010 were $0.2 million.
Interest income from our real estate loans receivable was $0.1 million for the year ended December 31, 2010. As of December 31, 2010, all our real estate loans receivable were non-performing loans and interest income related to these loans was recognized on a cash basis.
Property operating costs and real estate taxes and insurance for the year ended December 31, 2010 were $0.2 million and $46,000, respectively.
Asset management fees with respect to our real estate loans receivable and real estate investment for the year ended December 31, 2010 totaled $30,000. All asset management fees incurred as of December 31, 2010 have been paid.
Real estate acquisition fees and expenses to affiliates and non-affiliates, including cost related to foreclosure of loans receivable, for the year ended December 31, 2010 totaled $0.2 million.
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
We reimburse the Advisor for organization and offering costs up to an amount that, when combined with selling commissions, dealer manager fees and all other amounts we spent on organization and offering expenses, does not exceed 15% of the gross proceeds of our primary offering and the offering under our dividend reinvestment plan as of the date of reimbursement. At the termination of the primary offering and at the termination of the offering under the dividend reinvestment plan, the Advisor has agreed to reimburse us to the extent that selling commissions, dealer manager fees and other organization and offering expenses incurred by us exceed 15% of the gross offering proceeds of the respective offering.

The Company reimburses the Dealer Manager for underwriting compensation as discussed in the prospectus for its Offering, provided that within 30 days after the end of the month in which the primary initial public offering terminates, the Dealer Manager must reimburse the Company to the extent that the Company’s reimbursements cause total underwriting compensation for the primary initial public offering to exceed 10% of the gross offering proceeds from such offering. The Company also pays directly or reimburses the Dealer Manager for bona fide invoiced due diligence expenses of broker dealers. However, no reimbursements made by the Company to the Dealer Manager may cause total organization and offering expenses incurred by the Company (including selling commissions, dealer manager fees and all other items of organization and offering expenses) to exceed 15% of the aggregate gross proceeds from the Company’s primary offering and the offering under its dividend reinvestment plan as of the date of reimbursement.
As of December 31, 2011, selling commissions, dealer manager fees, and organization and other offering costs were 12% of gross offering proceeds. Through December 31, 2011, including shares issued through our dividend reinvestment plan, we had sold 21,977,821 shares for gross offering proceeds of $217.6 million, and recorded organization and other offering costs of $7.0 million and selling commissions and dealer manager fees of $18.4 million.
Distributions
On November 28, 2011, our board of directors declared a distribution in the amount of $0.30 per share of common stock, or 3.0% of the initial public offering price of $10.00 per share of common stock, to stockholders of record as of the close of business on December 23, 2011. We paid this distribution on December 23, 2011. Investors could choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.
This distribution was funded with the proceeds from real estate financings. We made this distribution because our board of directors and our management believes, based on research and analyses performed in consultation with our advisor, that assets in our portfolio have appreciated in value after our acquisition of such assets or subsequent to the time we have taken control of the assets via foreclosure or deed-in-lieu proceedings. Investors are cautioned, however, that all of our assets are currently non-stabilized assets, which are difficult to value. Moreover, subsequent events could adversely affect the values of the assets. We have not sold or marketed any of these assets and thus we have not yet realized any gain on these investments nor received any offers on them. For the foregoing reasons, we can provide no assurance that we could realize any appreciation upon an actual sale of any of our assets. The values of our assets at any given time will depend upon various factors, including market, economic and industry conditions, the characteristics of the investment being sold and the related leases, the availability of buyers and financing, the time period in which the investment is sought to be sold and required approvals.
Because we intend to fund distributions from cash flow and strategic financings, at this time we do not expect our board of directors to declare distributions on a set monthly or quarterly basis. Rather, our board of directors will declare distributions from time to time based on cash flow from our investments, gains on sales of assets, increases in the value of our assets after acquisition and our investment and financing activities. As such, we can also give no assurances as to the timing, amount or notice with respect to any other future distribution declarations.
Our cumulative distributions and net loss from inception through December 31, 2011 are $6.4 million and $9.8 million, respectively.
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

Revenue Recognition
Real Estate
We recognize minimum rent, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related leases when collectibility is reasonably assured and record amounts expected to be received in later years as deferred rent receivable. If the lease provides for tenant improvements, we determine whether the tenant improvements, for accounting purposes, are owned by the tenant or us. When we are the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance that is funded is treated as a lease incentive and amortized as a reduction of revenue over the lease term. Tenant improvement ownership is determined based on various factors including, but not limited to:
•whether the lease stipulates how a tenant improvement allowance may be spent;
•whether the amount of a tenant improvement allowance is in excess of market rates;
•whether the tenant or landlord retains legal title to the improvements at the end of the lease term;
•whether the tenant improvements are unique to the tenant or general‑purpose in nature; and
•whether the tenant improvements are expected to have any residual value at the end of the lease.
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
Real Estate Loans Receivable
Interest income on our real estate loans receivable is recognized on an accrual basis over the life of the investment using the interest method. Direct loan origination or acquisition fees and costs, as well as acquisition premiums or discounts, are amortized over the term of the loan as an adjustment to interest income. We place loans on nonaccrual status when any portion of principal or interest is 90 days past due, or earlier when concern exists as to the ultimate collection of principal or interest. When a loan is placed on nonaccrual status, we reverse the accrual for unpaid interest and generally do not recognize subsequent interest income until cash is received, or the loan returns to accrual status. Generally, a loan may be returned to accrual status when all delinquent principal and interest are brought current in accordance with the terms of the loan agreement and certain performance criteria have been met. As of December 31, 2011, we did not own any real estate loans receivable as we had foreclosed on all of our previous investments in real estate loans receivable.
We will recognize interest income on loans purchased at discounts to face value where we expect to collect less than the contractual amounts due under the loan when that expectation is due, at least in part, to the credit quality of the borrower. Income is recognized at an interest rate equivalent to the estimated yield on the loan, as calculated using the carrying value of the loan and the expected cash flows. Changes in estimated cash flows are recognized through an adjustment to the yield on the loan on a prospective basis. Projecting cash flows for these types of loans requires a significant amount of assumptions and judgment, which may have a significant impact on the amount and timing of revenue recognized on these investments. We recognize interest income on non-performing loans on a cash basis since these loans generally do not have an estimated yield and collection of principal and interest is not assured
Real Estate Securities
We recognize interest income on real estate securities that are beneficial interests in securitized financial assets and are rated “AA” and above on an accrual basis according to the contractual terms of the securities. Discounts or premiums are amortized to interest income over the life of the investment using the interest method.

We recognize interest income on real estate securities that are beneficial interests in securitized financial assets that are rated below “AA” using the effective yield method, which requires us to periodically project estimated cash flows related to these securities and recognize interest income at an interest rate equivalent to the estimated yield on the security, as calculated using the security’s estimated cash flows and amortized cost basis, or reference amount. Changes in the estimated cash flows are recognized through an adjustment to the yield on the security on a prospective basis. Projecting cash flows for these types of securities requires significant judgment, which may have a significant impact on the timing of revenue recognized on these investments.
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
Intangible assets include the value of in‑place leases, which represents the estimated value of the net cash flows of the in‑place leases to be realized, as compared to the net cash flows that would have occurred had the property been vacant at the time of acquisition and subject to lease‑up. Acquired in‑place lease value will be amortized to expense over the average remaining non‑cancelable terms of the respective in‑place leases, including any below-market renewal periods.
We assess the acquisition‑date fair values of all tangible assets, identifiable intangibles and assumed liabilities using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis) and that utilize appropriate discount and/or capitalization rates and available market information. Estimates of future cash flows are based on a number of factors, including historical operating results, known and anticipated trends, and market and economic conditions. The fair value of tangible assets of an acquired property considers the value of the property as if it were vacant.
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

We estimate the value of tenant origination and absorption costs by considering the estimated carrying costs during hypothetical expected lease‑up periods, considering current market conditions. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease‑up periods.
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
Direct investments in undeveloped land are accounted for as an asset acquisition and not as a business combination.  Costs related to the acquisition of undeveloped land, including acquisitions fees and expenses, are capitalized.
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
Real Estate Securities
We classify our investments in real estate securities as available-for-sale, since we may sell them prior to their maturity but do not hold them principally for the purpose of making frequent investments and sales with the objective of generating profits on short-term differences in price. These investments are carried at estimated fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss). Estimated fair values are generally based on quoted market prices, when available, or on estimates provided by independent pricing sources or dealers who make markets in such securities. In certain circumstances, such as when the market for the securities becomes inactive, we may determine it is appropriate to perform an internal valuation of the securities. Upon the sale of a security, the previously recognized unrealized gain (loss) would be reversed and the actual realized gain (loss) recognized.
On a quarterly basis, we evaluate our real estate securities for other-than-temporary impairment. We review the projected future cash flows from these securities for changes in assumptions due to prepayments, credit loss experience and other factors. If, based on our quarterly estimate of cash flows, there has been an adverse change in the estimated cash flows from the cash flows previously estimated, the present value of the revised cash flows is less than the present value previously estimated, and the fair value of the securities is less than our amortized cost basis, an other-than-temporary impairment is deemed to have occurred.
We are required to distinguish between other-than-temporary impairments related to credit and other-than-temporary impairments related to other factors (e.g., market fluctuations) on our real estate securities that we do not intend to sell and where it is not likely that we will be required to sell the security prior to the anticipated recovery of our amortized cost basis. We calculate the credit component of the other-than-temporary impairment as the difference between the amortized cost basis of the security and the present value of its estimated cash flows discounted at the yield used to recognize interest income. The credit component will be charged to earnings and the component related to other factors will be recorded to other comprehensive income (loss).

Real Estate Loans Receivable and Loan Loss Reserves
Real estate loans are classified as held for investment, available for sale, or both based on management’s intent and ability to hold the loans for the foreseeable future. Real estate loans held for investment are recorded at amortized cost, net of loan loss reserves (if any), and evaluated for impairment at each balance sheet date. The amortized cost of a real estate loan receivable is the outstanding unpaid principal balance, net of unamortized acquisition premiums or discounts and unamortized costs and fees directly associated with the origination or acquisition of the loan. The amount of impairment, if any, will be measured by comparing the amortized cost of the loan to the present value of the expected cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent and collection of principal and interest is not assured. If a loan is deemed to be impaired, we will record a loan loss reserve and a provision for loan losses to recognize impairment.
The reserve for loan losses is a valuation allowance that reflects management’s estimate of loan losses inherent in the loan portfolio as of the balance sheet date. The reserve is adjusted through “Provision for loan losses” on our consolidated statements of operations and is decreased by charge‑offs to specific loans when losses are confirmed. The reserve for loan losses may include an asset‑specific component and a portfolio‑based component.
An asset‑specific reserve relates to reserves for losses on loans considered impaired. We consider a loan to be impaired when, based upon current information and events, we believe that it is probable that we will be unable to collect all amounts due under the contractual terms of the loan agreement. If we purchase a loan at a discount to face value and at the acquisition date we expect to collect less than the contractual amounts due under the terms of the loan based, at least in part, on our assessment of the credit quality of the borrower, we will consider such a loan to be impaired when, based upon current information and events, we believe that it is probable that we will be unable to collect all amounts we estimated to be collected at the time of acquisition. We also consider a loan to be impaired if we grant the borrower a concession through a modification of the loan terms or if we expect to receive assets (including equity interests in the borrower) with fair values that are less than the carrying value of the loan in satisfaction of the loan. A reserve is established when the present value of payments expected to be received, observable market prices, the estimated fair value of the collateral (for loans that are dependent on the collateral for repayment) or amounts expected to be received in satisfaction of a loan are lower than the carrying value of that loan.
Failure to recognize impairments would result in the overstatement of earnings and the carrying value of our real estate loans held for investment. Actual losses, if any, could differ from estimated amounts.
Repurchase Agreements
We account for repurchase agreements to unrelated entities in accordance with ASC 860, Transfers and Servicing (“ASC 860”).  Repurchase agreements involve the sale and simultaneous agreement to repurchase the transferred assets at a future date and are accounted for as a collateralized financing transaction.  The transferor under the repurchase agreements retains beneficial interest in the pledged collateral.  As a result, we would continue to report the transferred financial asset in our consolidated balance sheet and recognize interest income on the transferred assets.  Proceeds from the transferee are treated as secured borrowings and recorded as a liability.  Interest income allocated to the transferee is recorded as interest expense on our consolidated statement of operations.

Fair Value Measurements
Under GAAP, we are required to measure certain financial instruments at fair value on a recurring basis. In addition, we are required to measure other financial instruments and balances at fair value on a non‑recurring basis (e.g., carrying value of impaired real estate loans receivable and long‑lived assets). Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The GAAP fair value framework uses a three‑tiered approach. Fair value measurements are classified and disclosed in one of the following three categories:

•	Level 1: unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities;

•
Level 2: quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model‑derived valuations in which significant inputs and significant value drivers are observable in active markets; and

•	Level 3: prices or valuation techniques where little or no market data is available that requires inputs that are both significant to the fair value measurement and unobservable.
When available, we will utilize quoted market prices from independent third‑party sources to determine fair value and will classify such items in Level 1 or Level 2. In instances where the market for a financial instrument is not active, regardless of the availability of a nonbinding quoted market price, observable inputs might not be relevant and could require us to make a significant adjustment to derive a fair value measurement. Additionally, in an inactive market, a market price quoted from an independent third party may rely more on models with inputs based on information available only to that independent third party. When we determine the market for a financial instrument owned by us to be illiquid or when market transactions for similar instruments do not appear orderly, we will use several valuation sources (including internal valuations, discounted cash flow analysis and quoted market prices) and will establish a fair value by assigning weights to the various valuation sources. Additionally, when determining the fair value of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available, we will measure fair value using (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities when traded as assets or (ii) another valuation technique that is consistent with the principles of fair value measurement, such as the income approach or the market approach.
Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. In this regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, may not be realized in an immediate settlement of the instrument.
We consider the following factors to be indicators of an inactive market: (i) there are few recent transactions, (ii) price quotations are not based on current information, (iii) price quotations vary substantially either over time or among market makers (for example, some brokered markets), (iv) indexes that previously were highly correlated with the fair values of the asset or liability are demonstrably uncorrelated with recent indications of fair value for that asset or liability, (v) there is a significant increase in implied liquidity risk premiums, yields, or performance indicators (such as delinquency rates or loss severities) for observed transactions or quoted prices when compared with our estimate of expected cash flows, considering all available market data about credit and other nonperformance risk for the asset or liability, (vi) there is a wide bid‑ask spread or significant increase in the bid‑ask spread, (vii) there is a significant decline or absence of a market for new issuances (that is, a primary market) for the asset or liability or similar assets or liabilities, and (viii) little information is released publicly (for example, a principal‑to‑principal market).
We consider the following factors to be indicators of non‑orderly transactions: (i) there was not adequate exposure to the market for a period before the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets or liabilities under current market conditions, (ii) there was a usual and customary marketing period, but the seller marketed the asset or liability to a single market participant, (iii) the seller is in or near bankruptcy or receivership (that is, distressed), or the seller was required to sell to meet regulatory or legal requirements (that is, forced), and (iv) the transaction price is an outlier when compared with other recent transactions for the same or similar assets or liabilities.

Income Taxes
We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. We expect to have little or no taxable income prior to electing REIT status. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to our stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to federal income tax to the extent we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially and adversely affect our net income and net cash available for distribution to stockholders. However, we intend to organize and operate in such a manner as to qualify for treatment as a REIT.
We have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Neither we nor our subsidiaries have been assessed interest or penalties by any major tax jurisdictions. Our evaluations were performed for the tax years ending December 31, 2011 and 2010. As of December 31, 2011, returns for the calendar year 2010 remain subject to examination by major tax jurisdictions.
Subsequent Events
We evaluate subsequent events up until the date the consolidated financial statements are issued.
Status of the Offering
We commenced our ongoing initial public offering of 140,000,000 shares of common stock on November 20, 2009. As of March 6, 2012, we had sold 24,651,860 shares of common stock in the offering for gross offering proceeds of $244.1 million, including 468,558 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $4.5 million. Also as of March 6, 2012, we had redeemed 25,242 of the shares sold in our ongoing initial public offering for $0.2 million.
Extension of Maturity of CMBS Repurchase Transactions
On December 12, 2011, we through an indirect wholly owned subsidiary, entered into separate master repurchase agreements (collectively and as amended on December 21, 2011, the “Repurchase Agreements”) with Wells Fargo Bank, N.A. and Wells Fargo Securities, LLC (individually and collectively, the “Wells Buyer”). Pursuant to the Repurchase Agreements, during December 2011, we entered into four separate one-month repurchase transactions with the Wells Buyer relating to certain CMBS investments. These repurchase transactions relating to the CMBS Investments have been successively extended through March 16, 2012 under substantially the same terms.
Sale of the 10564 Industrial Avenue Building
On September 10, 2010, we, through an indirect wholly owned subsidiary, purchased three separate non-performing first mortgage loans (collectively, the “Roseville Commerce Center Mortgage Portfolio”) at a discounted purchase price of $5.9 million plus closing costs. The Roseville Commerce Center Mortgage Portfolio was secured by five industrial flex buildings with each building containing approximately 22,500 rentable square feet and four parcels of partially improved land encompassing 6.0 acres.  The properties are located at 10556-10612 Industrial Avenue in Roseville, California.  On June 27, 2011, we foreclosed on the properties securing the Roseville Commerce Center Mortgage Portfolio, and thereby obtained ownership of them.  In December 2011, we received an unsolicited offer to purchase one of the industrial flex buildings located at 10564 Industrial Avenue in Roseville, California and on January 31, 2012, upon receiving approval from the board of directors, management authorized and we sold this building for $1.3 million.  The purchaser is not affiliated with us or our advisor.  As a result of the sale of the property, we recognized a gain of $0.5 million.
Distribution Declared and Paid
On February 13, 2012, our board of directors declared a distribution in the amount of $0.02309337 per share of common stock to stockholders of record as of the close of business on February 14, 2012. We paid this distribution on February 17, 2012. This distribution was made in connection with our disposition of 10564 Industrial Avenue in Roseville, California.  The aggregate authorized distribution to our stockholders is approximately equal to the gain resulting from this disposition and was funded with proceeds from this disposition. The distribution was paid in cash or, for investors enrolled in the our dividend reinvestment plan, reinvested in additional shares.

Loan Purchase and Sale Agreement for 1180 Raymond First Mortgage
On March 12, 2012, we, through an indirect wholly owned subsidiary, entered into a loan purchase and sale agreement to purchase, at a discount, a non-performing first mortgage loan (the “1180 Raymond First Mortgage”) for $35.0 million plus closing costs.  The seller is not affiliated with us or our advisor.  The 1180 Raymond First Mortgage is secured by a multifamily tower containing 317 apartment units located in Newark, New Jersey.  Pursuant to the loan purchase and sale agreement, we would be obligated to purchase the loan only after satisfaction of agreed upon closing conditions.  There can be no assurance that we will complete the acquisition.  As of March 12, 2012, the Company had made a deposit of $3.5 million, and in some circumstances, if the Company fails to complete the acquisition, the Company may forfeit $3.5 million of earnest money.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to the effects of interest rate changes as a result of borrowings used to maintain liquidity, fund distributions and to fund the refinancing of our real estate investment portfolio and operations. We may also be exposed to the effects of changes in interest rates as a result of the acquisition and origination of mortgage, mezzanine, bridge and other loans and the acquisition of real estate securities. Our profitability and the value of our investment portfolio may be adversely affected during any period as a result of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs. We may manage interest rate risk by maintaining a ratio of fixed rate, long-term debt such that floating rate exposure is kept at an acceptable level. In addition, we may utilize a variety of financial instruments, including interest rate caps, floors, and swap agreements, in order to limit the effects of changes in interest rates on our operations. When we use these types of derivatives to hedge the risk of interest‑earning assets or interest-bearing liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the funds available for payments to holders of our common stock and that the losses may exceed the amount we invested in the instruments.
The table below summarizes the book values and the weighted-average interest rates of our real estate-related debt securities, notes payable and repurchase agreements for each category based on the maturity dates as of December 31, 2011 (dollars in thousands):

	Maturity Date						Total Book Value
	2012	2013	2014	2015	2016	Thereafter		Fair Value
Assets
Real estate-related debt securities
Fixed rate	$—	$—	$—	$—	$—	$58,602	$58,602	$58,602
Average interest rate (1)	—	—	—	—	—	5.1%	5.1%
Liabilities
Notes Payable and Repurchase Agreements
Fixed rate	$—	$—	$—	$29,525	$3,477	$—	$33,002	$33,018
Average interest rate (1)	—	—	—	6.3%	5.0%	—	6.1%
Variable rate	$30,201	$—	$—	$—	$—	$—	$30,201	$30,201
Average interest rate (1)	1.5%	—	—	—	—	—	1.5%
_____________________
(1) Average interest rate is the weighted‑average interest rate. Weighted-average interest rate as of December 31, 2011 is calculated as the actual interest rate in effect at December 31, 2011 (consisting of the contractual interest rate), using interest rate indices at December 31, 2011, where applicable.
We borrow funds at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. At December 31, 2011, the fair value of our fixed rate debt was $33.0 million and the carrying value of our fixed rate debt was $33.0 million. The fair value estimate of our fixed rate debt was calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at December 31, 2011. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting changes in fair value of our fixed rate instruments, would have a significant impact on our operations.

Conversely, movements in interest rates on variable rate debt would change our future earnings and cash flows, but would not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. At December 31, 2011, we were exposed to market risks related to fluctuations in interest rates on $30.2 million of variable rate debt outstanding. Based on interest rates as of December 31, 2011, if interest rates were 100 basis points higher during the 12 months ending December 31, 2012, interest expense on our variable rate debt outstanding would increase by approximately $0.3 million. As of December 31, 2011, one-month LIBOR was 0.295% and if this index was reduced to 0% during the 12 months ending December 31, 2012, interest expense on our variable rate debt outstanding would decrease by $0.1 million.
The weighted-average interest rates of our fixed rate debt and variable rate debt at December 31, 2011 were 6.1% and 1.5%, respectively. The weighted-average interest rate represents the actual interest rate in effect at December 31, 2011, using interest rate indices as of December 31, 2011, where applicable.
For a discussion of the interest rate risks related to the current capital and credit markets, see Part I, Item 1, “Business —Market Outlook” and Part I, Item 1A, “Risk Factors.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See the Index to Financial Statements at page F‑1 of this Annual Report on Form 10-K.

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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a‑15(f) or 15d‑15(f) promulgated under the Exchange Act.
In connection with the preparation of our Form 10‑K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control‑Integrated Framework.
Based on its assessment, our management believes that, as of December 31, 2011, our internal control over financial reporting was effective based on those criteria. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
As of the quarter ended December 31, 2011, all items required to be disclosed under Form 8‑K were reported under Form 8‑K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Executive Officers and Directors
We have provided below certain information about our executive officers and directors.

Name*	Position(s)	Age**
Keith D. Hall	Chief Executive Officer and Director	53
Peter McMillan III	Chairman of the Board, President and Director	54
David E. Snyder	Chief Financial Officer, Treasurer and Secretary	40
Stacie K. Yamane	Chief Accounting Officer	47
Michael L. Meyer	Independent Director	73
William M. Petak	Independent Director	50
Eric J. Smith	Independent Director	54
_____________________
* The address of each executive officer and director listed is 620 Newport Center Drive, Suite 1300, Newport Beach, California 92660.
** As of March 12, 2012.
Keith D. Hall is our Chief Executive Officer and of one our directors, positions he has held since December 2008 and October 2008, respectively. He is also an Executive Vice President of KBS REIT I , KBS REIT II, and KBS REIT III, positions he has held for these entities since June 2005, August 2007, and January 2010, respectively. In addition, Mr. Hall is a sponsor of our company, KBS REIT I, KBS REIT II, KBS REIT III and KBS Legacy Partners Apartment REIT, which were formed in 2008, 2005, 2007, 2009 and 2009, respectively. Mr. Hall owns and controls a 50% interest in GKP Holding LLC. GKP Holding owns a 33 1/3% interest in KBS Holdings LLC, which is the sole owner of our advisor and the owner of the dealer manager of our public offering. All four of our sponsors, Messrs. Bren, Hall, McMillan and Schreiber, actively participate in the management and operations of our advisor. Mr. Hall is also a member of the investment committee formed by our advisor to evaluate and authorize new investment opportunities for us.
Mr. Hall is a co-founder of Willowbrook Capital Group, LLC. Prior to forming Willowbrook in 2000, Mr. Hall was a Managing Director at CS First Boston, where he managed the distribution strategy and business development for the Principal Transaction Group’s $18.0 billion real estate securities portfolio. Mr. Hall’s two primary business unit responsibilities were Mezzanine Lending and Commercial Real Estate Development. Before joining CS First Boston in 1996, he served as a Director in the Real Estate Products Group at Nomura Securities, with responsibility for the company’s $6.0 billion annual pipeline of fixed-income, commercial mortgage-backed securities. During the 1980s, Mr. Hall was a Senior Vice President in the High Yield Department of Drexel Burnham Lambert’s Beverly Hills office, where he was responsible for distribution of the group’s high-yield real estate securities. Mr. Hall received a Bachelor of Arts Degree with honors in Finance from California State University, Sacramento.
Our board of directors has concluded that Mr. Hall is qualified to serve as one of our directors for reasons including his expertise in the real estate finance markets and his expertise with real estate-related investments. With over 27 years of experience investing in and managing real estate-related investments, Mr. Hall has the depth and breadth of experience to implement our business strategy. As an executive officer and principal of our advisor, Mr. Hall is able to direct the board of directors to the critical issues facing our company.
Peter McMillan III is our President and the Chairman of the Board and one of our directors, positions he has held since December 2008. He is also an Executive Vice President, Treasurer, Secretary and a director of KBS REIT I, KBS REIT II, and KBS REIT III, and an Executive Vice President of KBS Legacy Partners Apartment REIT, positions he has held for these entities since June 2005, August 2007, January 2010 and August 2009, respectively. In addition, Mr. McMillan is a sponsor of our company, KBS REIT I, KBS REIT II, KBS REIT III and KBS Legacy Partners Apartment REIT, which were formed in 2008, 2005, 2007, 2009 and 2009, respectively. Mr. McMillan owns and controls a 50% interest in GKP Holding LLC. GKP Holding owns a 33 1/3% interest in KBS Holdings LLC, which is the sole owner of our advisor and the owner of the dealer manager of our public offering. All four of our sponsors, Messrs. Bren, Hall, McMillan and Schreiber, actively participate in the management and operations of our advisor. Mr. McMillan is also a member of the investment committee formed by our advisor to evaluate and authorize new investment opportunities for us.

Mr. McMillan is a co-founder and the Managing Partner of Willowbrook Capital Group, LLC. Prior to forming Willowbrook in 2000, Mr. McMillan served as an Executive Vice President and Chief Investment Officer of SunAmerica Investments, Inc., which was later acquired by AIG. As Chief Investment Officer, he was responsible for over $75.0 billion in assets, including residential and commercial mortgage-backed securities, public and private investment grade and non-investment grade corporate bonds and commercial mortgage loans and real estate investments. Before joining SunAmerica in 1989, he served as Assistant Vice President for Aetna Life Insurance and Annuity Company with responsibility for the company’s $6.0 billion fixed income portfolios. Mr. McMillan received his Master of Business Administration in Finance from the Wharton Graduate School of Business at the University of Pennsylvania and his Bachelor of Arts Degree with honors in Economics from Clark University. Mr. McMillan is a director of Steinway Musical Instruments, Inc. and TCW/ Metropolitan West Funds.
Our board of directors has concluded that Mr. McMillan is qualified to serve as one of our directors and the Chairman of the Board for reasons including his expertise in real estate finance and with real estate-related investments. With over 30 years of experience investing in and managing real estate-related debt investments, Mr. McMillan offers insights and perspective with respect to our real estate-related investment portfolio as well as our real estate portfolio. As one of our executive officers and a principal of our advisor, Mr. McMillan is also able to direct the board of directors to the critical issues facing our company. Further, his experiences as a director of KBS REIT I, KBS REIT II, KBS REIT III, Steinway Musical Instruments, Inc. and TCW/Metropolitan West Funds provide him with an understanding of the requirements of serving on a public company board and qualify him to serve as the chairman of our board of directors.
David E. Snyder is our Chief Financial Officer, Treasurer and Secretary, positions he has held since December 2008. He is the Chief Financial Officer of our advisor, KBS REIT I, KBS REIT II and KBS REIT III, positions he has held for these entities since November 2008, December 2008, December 2008 and January 2010, respectively. He is also the Chief Financial Officer, Treasurer and Secretary of KBS Legacy Partners Apartment REIT, positions he has held since August 2009.
From January 1998 to May 2008, Mr. Snyder worked for Nationwide Health Properties, Inc., a real estate investment trust specializing in healthcare related property. He served as the Vice President and Controller from July 2005 to February 2008 and Controller from January 1998 to July 2005. At Nationwide Health Properties, Mr. Snyder was responsible for internal and external financial reporting, Sarbanes-Oxley compliance, budgeting, debt compliance, negotiation and documentation of debt and equity financing and the negotiation of acquisition and leasing documentation. In addition, Mr. Snyder was part of the senior management team that approved investments, determined appropriate financing and developed strategic goals and plans. As part of his investment and financing responsibilities, Mr. Snyder participated in the origination, modification and refinancing of: mortgage loans made to customers, mortgages obtained on real estate and unsecured credit facilities.
Mr. Snyder was an adjunct accounting professor at Biola University from 1998 to 2005, teaching courses in auditing and accounting. He was the director of financial reporting at Regency Health Services, Inc., a skilled nursing provider, from November 1996 to December 1997. From October 1993 to October 1996, Mr. Snyder worked for Arthur Andersen LLP. Mr. Snyder received a Bachelor of Arts Degree in Business Administration with an emphasis in Accounting from Biola University in La Mirada, California. Mr. Snyder is a Certified Public Accountant (California).
Stacie K. Yamane is our Chief Accounting Officer, a position she has held since August 2009. Ms. Yamane is also the Chief Accounting Officer, Portfolio Accounting of our advisor and Chief Accounting Officer of KBS REIT I, KBS REIT II, KBS REIT III and KBS Legacy Partners Apartment REIT, positions she has held for these entities since October 2008, October 2008, December 2008, January 2010 and August 2009, respectively. From July 2007 until December 2008, Ms. Yamane served as the Chief Financial Officer and controller of KBS REIT II; from October 2004 to October 2008, she served as Fund Controller of our advisor; from June 2005 to December 2008 she served as Chief Financial Officer of KBS REIT I; and from June 2005 to October 2008 she served as Controller of KBS REIT I.
Ms. Yamane also serves as Senior Vice President/Controller, Portfolio Accounting for KBS Realty Advisors LLC, a position she has held since 2004. She served as a Vice President/Portfolio Accounting with KBS-affiliated investment advisors from 1995 to 2004. At KBS Realty Advisors, Ms. Yamane is responsible for client accounting/ reporting for two real estate portfolios. These portfolios consist of industrial, office and retail properties as well as land parcels. Ms. Yamane works closely with portfolio managers, asset managers, property managers and clients to ensure the completion of timely and accurate accounting, budgeting and financial reporting. In addition, she assists in the supervision and management of KBS Realty Advisors’ accounting department.

Prior to joining an affiliate of KBS Realty Advisors in 1995, Ms. Yamane was an audit manager at Kenneth Leventhal & Company, a CPA firm specializing in real estate. During her eight years at Kenneth Leventhal & Company, Ms. Yamane performed or supervised a variety of auditing, accounting and consulting engagements including the audit of financial statements presented in accordance with GAAP, as well as financial statements presented on a cash and tax basis, the valuation of asset portfolios and the review and analysis of internal control systems. Her experiences with various KBS-affiliated entities and Kenneth Leventhal & Company give her over 20 years of real estate experience.
Ms. Yamane received a Bachelor of Arts Degree in Business Administration with a dual concentration in Accounting and Management Information Systems from California State University, Fullerton. She is a Certified Public Accountant (inactive California).
Michael L. Meyer is one of our independent directors and is the chairman of the audit committee, a position he has held since October 2009. He is also an independent director and the chairman of the audit committee of KBS Legacy Partners Apartment REIT, positions he has held since January 2010. Mr. Meyer is a private real estate investor and since 1999 has been the Chief Executive Officer of the Michael L. Meyer Company. The Michael L. Meyer Company is a principal and/or manager of real estate entities and provides those entities with property acquisition, financing and management services and advice. Since June 2006, Mr. Meyer also has been a principal of TwinRock Partners, LLC (formerly known as AMG Realty Investors, LLC), a commercial real estate investment company. From 2000 to 2003, Mr. Meyer was a principal in Advantage 4 LLC, a provider of telecommunications systems for real estate projects. From 1999 to 2003, Mr. Meyer was also a principal of Pacific Capital Investors, which acquired non-performing loans secured by real estate in Japan. From 1974 to 1998, Mr. Meyer was Managing Partner-Orange County and Audit Partner of the E&Y Kenneth Leventhal Real Estate Group of Ernst & Young LLP and its predecessor. Mr. Meyer is a director and member of the audit committee of Opus Bank and is a director and chair of the audit committee of Paladin Realty Income Properties, Inc., positions he has held for these entities since September 2010 and February 2004, respectively. Additionally, Mr. Meyer served as a director and member of the audit committee of City National Bank and City National Corporation, positions he held for these entities from July 1999 to April 2010.
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
Our board of directors has concluded that Mr. Meyer is qualified to serve as one of our independent directors and the chairman of our audit committee for reasons including his expertise with respect to commercial real estate investments and accounting and financial reporting matters. Mr. Meyer has over 12 years of experience investing in commercial real estate and providing commercial real estate acquisition, financing and management services and advice. In addition, with over 25 years of experience as an independent auditor for real estate companies, Mr. Meyer provides our board with substantial expertise regarding real estate accounting and financial reporting matters. Further, Mr. Meyer’s experience as a director and chair of the audit committee of Paladin Realty Income Properties, Inc. and KBS Legacy Partners Apartment REIT and as a director and member of the audit committee of Opus Bank, City National Bank and City National Corporation provide him with an understanding of the requirements of serving on a public company board.
William M. Petak is one of our independent directors, a position he has held since October 2009. Since April 2009, Mr. Petak has served as the Managing Principal of CorAmerica Capital LLC, a commercial real estate loan investment manager. CorAmerica Capital was established to acquire discounted performing mortgage and real estate-related assets as well as originate new real estate investments. Mr. Petak has over 27 years of experience in the real estate industry and 21 years of experience investing in real estate-related debt investments. From January 2005 to April 2009, Mr. Petak served as Senior Vice President and Director for AIG Mortgage Capital, LLC, a subsidiary of American International Group, Inc. (AIG). Mr. Petak also served as National Head of Mortgage Lending and Real Estate for the retirement services company, SunAmerica, Inc., from January 1999 to August 2001, and served as Managing Director for AIG Investments, Inc. as well as National Head of Mortgage Lending and Real Estate for both SunAmerica and the life insurance company American General from August 2001 to April 2009. Both SunAmerica and American General were acquired by AIG in 1999 and 2001, respectively, and were managed on a mutually exclusive basis. Mr. Petak joined AIG with the merger of SunAmerica with AIG in 1999. Ultimately, Mr. Petak was responsible for AIG Mortgage Capital’s regulated insurance portfolios’ fixed income real estate investments nationwide. He served on both the Securitized Products Group Committee and Global Asset Allocation Committee for the regulated insurance companies of AIG.

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
Our board of directors has concluded that Mr. Petak is qualified to serve as one of our independent directors for reasons including his expertise in the real estate finance markets. With over 27 years of experience in the real estate industry and 21 years of experience investing in real estate-related debt, Mr. Petak offers insights and perspective with respect to our investment portfolio. Further, as a member of the Mortgage Bankers Association, the Commercial Mortgage Securities Association, and the Life Mortgage & Real Estate Officer Council, and a founding member and current Chairman of the Board for the Richard S. Ziman Center for Real Estate at UCLA, Mr. Petak is regularly and actively engaged in both the professional and academic community.
Eric J. Smith is one of our independent directors and is the chairman of our conflicts committee, positions he has held since October 2009. Mr. Smith has over 26 years experience in the real estate finance industry. From 1985 to 2009, Mr. Smith was employed by the Credit Suisse Group and its predecessor firms. From September 2004 to February 2009, he was the Managing Director, Fixed Income Sales for the Securitized Products unit. From 2002 to September 2004, he was Managing Director and San Francisco Branch Manager, Fixed Income Sales. From 1998 to 2002, he was Director, Fixed Income Sales. From 1985 to 1998, he was Vice President, Fixed Income Sales. While at Credit Suisse and its predecessor firms, he was responsible for the acquisition and disposition of residential and commercial whole loans, public and private investment grade and non-investment grade residential and commercial mortgage-backed securities and CDOs. He also executed trades in U.S. government securities, asset-backed securities, corporate bonds and repurchase lending. Prior to working for Credit Suisse and its predecessor firms, Mr. Smith was with Farmer’s Savings as a regional director for real estate mortgage acquisitions and with Wells Fargo Mortgage as a Vice President in their Secondary Mortgage Division. Mr. Smith received a Bachelor of Science in Finance from California State University Sacramento.
Our board of directors has concluded that Mr. Smith is qualified to serve as one of our independent directors and the chairman of our conflicts committee for reasons including his expertise in the real estate finance markets. Mr. Smith has experience with a broad range of debt-related investments, including residential and commercial whole loans, public and private investment grade and non-investment grade residential and commercial mortgage‑backed securities, U.S. government securities, asset-backed securities, corporate bonds and repurchase lending. With over 26 years experience in the real estate finance industry, Mr. Smith’s knowledge and expertise of the real estate finance market complements that of the other board members.
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
Compensation of Executive Officers
Our conflicts committee, which is composed of all of our independent directors, discharges our board of directors’ responsibilities relating to the compensation of our executives. However, we currently do not have any paid employees and our executive officers do not receive any compensation directly from us for services rendered to us. Our executive officers are officers and/or employees of, or hold an indirect ownership interest in, KBS Capital Advisors, our advisor, and/or its affiliates, and our executive officers are compensated by these entities, in part, for their services to us or our subsidiaries. See Part III, Item 13, “Certain Relationships and Related Transactions, and Director Independence - Certain Transactions with Related Persons” for a discussion of the fees paid to KBS Capital Advisors and its affiliates.
Compensation of Directors
If a director is also one of our executive officers, we do not pay any compensation to that person for services rendered as a director. The amount and form of compensation payable to our independent directors for their service to us is determined by our conflicts committee, based upon recommendations from our advisor. Two of our executive officers, Messrs. Hall and McMillan, manage and control our advisor, and through the advisor, they are involved in recommending and setting the compensation to be paid to our independent directors.
We have provided below certain information regarding compensation earned by or paid to our directors during fiscal year 2011.

Name	Fees Earned or Paid in Cash in 2011 (1)	All Other Compensation	Total
Michael L. Meyer	$94,335	$—	$94,335
William M. Petak	91,335	—	91,335
Eric J. Smith	100,335	—	100,335
Keith D. Hall (2)	—	—	—
Peter McMillan III (2)	—	—	—
_____________________
(1) Fees earned or paid in cash in 2011 includes meeting fees earned during 2010 but paid or reimbursed in 2011 as follows: Mr. Meyer $3,335; Mr. Petak $3,335; and Mr. Smith $3,335.
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
Stock Ownership
The following table sets forth the beneficial ownership of our common stock as of March 6, 2012, for each person or group that holds more than 5% of our common stock, for each director and executive officer and for our directors and executive officers as a group.

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Percent of All Shares
KBS Capital Advisors LLC (1)	20,000 (2)	*
Keith D. Hall, Chief Executive Officer and Director (1)	241,532 (2) (3)	*
Peter McMillan III, Chairman of the Board, President and Director (1)	241,532 (2) (3)	*
David E. Snyder, Chief Financial Officer, Treasurer and Secretary	—	—
Stacie K. Yamane, Chief Accounting Officer	—	—
Michael L. Meyer, Independent Director	—	—
William M. Petak, Independent Director	—	—
Eric J. Smith, Independent Director	—	—
All directors and executive officers as a group	241,532 (2) (3)	*
_____________________
* Less than 1% of the outstanding common stock.
(1) The address of this beneficial owner is 620 Newport Center Drive, Suite 1300, Newport Beach, California 92660.
(2) Includes 20,000 shares owned by KBS Capital Advisors, which is indirectly owned and controlled by Peter M. Bren, Keith D. Hall, Peter McMillan III and Charles J. Schreiber, Jr. None of the shares is pledged as security.
(3) Includes 221,532 shares owned by Willowbrook Capital Group LLC, an entity owned and controlled by Keith D. Hall and Peter McMillan III. None of these shares are pledged as security.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Director Independence
Although our shares are not listed for trading on any national securities exchange, a majority of the members of our board of directors, and all of the members of the audit committee and the conflicts committee are “independent” as defined by the New York Stock Exchange. The New York Stock Exchange standards provide that to qualify as an independent director, in addition to satisfying certain bright-line criteria, our board of directors must affirmatively determine that a director has no material relationship with us (either directly or as a partner, stockholder or officer of an organization that has a relationship with us). Our board of directors has determined that Michael L. Meyer, William M. Petak and Eric J. Smith each satisfies the bright‑line criteria and that none has a relationship with us that would interfere with such person’s ability to exercise independent judgment as a member of the board. None of these directors has ever served as (or is related to) an employee of ours or any of our predecessors or acquired companies or received or earned any compensation from us or any such other entities except for compensation directly related to service as a director of us. Therefore, we believe that all of these directors are independent directors.
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
Our Relationship with KBS Capital Advisors. Our advisor provides day‑to‑day management of our business. Among the services provided by our advisor under the terms of the advisory agreement are the following:

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
Our advisor is subject to the supervision of our board of directors and only has such authority as we may delegate to it as our agent. Our advisory agreement has a one-year term expiring October 8, 2012 subject to an unlimited number of successive one-year renewals upon mutual consent of the parties. From January 1, 2011 through the most recent date practicable, which was February 29, 2012, we have compensated our advisor as set forth below.
Our advisor or its affiliates have paid, and may pay in the future, some of our organization and offering costs (other than selling commissions and dealer manager fees) incurred in connection with our initial public offering, including our legal, accounting, printing, mailing and filing fees. We reimburse our advisor for these costs, but only to the extent that the reimbursement would not cause selling commissions, the dealer manager fee and other organization and offering expenses borne by us to exceed 15% of the gross offering proceeds of our initial public offering as of the date of the reimbursement. In addition, after the termination of the primary offering, our advisor is obligated to reimburse us to the extent selling commissions, the dealer manager fee and other organization and offering costs borne by us exceed 15% of the gross proceeds raised in the primary offering. KBS Capital Advisors will do the same after termination of the offering pursuant to our dividend reinvestment plan. From January 1, 2011 through February 29, 2012, our advisor incurred approximately $2.7 million of organization and offering expenses on our behalf and has been reimbursed by us for approximately $2.7 million of such costs. As of February 29, 2012, $18,000 of organization and offering expenses was payable to our advisor.
We incur acquisition and origination fees payable to our advisor equal to 1.0% of the cost of investments acquired by us, or the amount funded by us to acquire or originate loans, including acquisition and origination expenses and any debt attributable to such investments. Acquisition and origination fees relate to services provided in connection with the selection and acquisition or origination of real estate and real estate-related investments. Acquisition and origination fees from January 1, 2011 through February 29, 2012 totaled approximately $0.8 million, all of which has been paid as of February 29, 2012.
In addition to acquisition and origination fees, we reimburse our advisor for customary acquisition and origination expenses, whether or not we ultimately acquire the asset. From January 1, 2011 through February 29, 2012, our advisor and its affiliates did not incur any such costs on our behalf.

For asset management services, we pay our advisor a monthly fee. The asset management fee with respect to an investment in a loan (and investments other than real property) is calculated, each month, as one-twelfth of 0.75% of the lesser of (i) the amount actually paid or allocated to acquire or fund the loan (or other investment), inclusive of fees and expenses related thereto and the amount of any debt associated with or used to acquire or fund such investment and (ii) the outstanding principal amount of such loan (or other investment), plus the fees and expenses related to the acquisition or funding of such investment, as of the time of calculation. With respect to investments in real property, the asset management fee is a monthly fee equal to one-twelfth of 0.75% of the sum of the amount paid or allocated to acquire the investment. This amount includes fees and expenses related thereto and the amount of any debt associated with or used to acquire such investment. From January 1, 2011 through February 29, 2012, our asset management fees totaled $0.5 million, all of which have been paid as of February 29, 2012.
Under our advisory agreement our advisor and its affiliates have the right to seek reimbursement from us for all costs and expenses they incur in connection with their provision of services to us, including our allocable share of our advisor’s overhead, such as rent, employee costs, utilities and information technology costs. Our advisor may seek reimbursement for employee costs under the advisory agreement. Commencing July 1, 2010, we have reimbursed our advisor for our allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to us. In the future, our advisor may seek reimbursement for additional employee costs. However, we will not reimburse our advisor or its affiliates for employee costs in connection with services for which KBS Capital Advisors earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries and benefits our advisor or its affiliates may pay to our executive officers. From January 1, 2011 through February 29, 2012, we have reimbursed our advisor for $69,000 of operating expenses, all of which relate to employee costs.
Our Relationship with KBS Capital Markets Group. On November 20, 2009, upon the launch of our public offering, we entered into the dealer manager agreement with our dealer manager, which was amended on May 17, 2010. On August 9, 2011, we entered into a new agreement with our dealer manager. Pursuant to the agreements, KBS Capital Markets Group is entitled to receive selling commissions and dealer manager fees of up to 9.5% of the gross proceeds of our primary offering (no selling commissions or dealer manager fees are payable with respect to sales under the dividend reinvestment plan). All or a portion of the selling commissions are not charged with regard to shares sold to certain categories of purchasers. A reduced dealer manager fee is payable with respect to certain volume discount sales. The dealer manager reallows 100% of selling commissions to broker-dealers participating in the public offering. From its dealer manager fee, KBS Capital Markets Group may reallow to any participating broker-dealer up to 1.0% of the gross offering proceeds attributable to that participating broker-dealer as a marketing fee (in special cases, the dealer manager has the option to increase the amount of this reallowance). From January 1, 2011 through February 29, 2012, we incurred selling commissions of $10.8 million, of which 100% was reallowed to participating broker-dealers. From January 1, 2011 through February 29, 2012, we incurred dealer manager fees of $5.6 million, of which $1.4 million was reallowed to participating broker-dealers.
In addition to selling commissions and dealer manager fees, we are also obligated to reimburse the dealer manager and its affiliates for certain offering related expenses that they incur on our behalf. These include expenses for travel, meals, lodging and attendance and sponsorship fees incurred by registered persons associated with the dealer manager and officers and employees of our affiliates to attend retail conferences sponsored by participating broker-dealers and other meetings with participating broker-dealers; expense reimbursements to broker-dealers for actual costs incurred in connection with attending bona fide training and education meetings hosted by us; certain technology costs associated with the offering; and certain legal fees allocable to the dealer manager. We reimburse our dealer manager for all such items of underwriting compensation referenced in our prospectus provided that within 30 days after the end of the month in which our primary initial public offering terminates, our dealer manager will reimburse us to the extent that our reimbursements cause total underwriting compensation for our primary initial public offering to exceed 10% of the gross offering proceeds from the offering. We also pay directly or reimburse our dealer manager for bona fide invoiced due diligence expenses of broker dealers. From January 1, 2011 through February 29, 2012, our dealer manager sought reimbursement for $2.3 million in expenses, all of which have been paid as of February 29, 2012.
Currently Proposed Transactions. There are no currently proposed material transactions with related persons other than those covered by the terms of the agreements described above.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Independent Registered Public Accounting Firm
During the year ended December 31, 2011, Ernst & Young LLP served as our independent registered public accounting firm and provided certain tax and other services. Ernst & Young has served as our independent registered public accounting firm since our formation.

Pre-Approval Policies
In order to ensure that the provision of such services does not impair the auditors’ independence, the audit committee charter imposes a duty on the audit committee to pre-approve all auditing services performed for us by our independent auditors, as well as all permitted non-audit services. In determining whether or not to pre-approve services, the audit committee will consider whether the service is a permissible service under the rules and regulations promulgated by the SEC. The audit committee, may, in its discretion, delegate to one or more of its members the authority to pre-approve any audit or non‑audit services to be performed by the independent auditors, provided any such approval is presented to and approved by the full audit committee at its next scheduled meeting.
All services rendered by Ernst & Young LLP for the years ended December 31, 2011 and 2010 were pre-approved in accordance with the policies and procedures described above.
Independent Registered Public Accounting Firm Fees
The aggregate fees billed to us for professional accounting services, including the audit of our annual financial statements by Ernst & Young for the years ended December 31, 2011 and 2010, are set forth in the table below.

	2011	2010
Audit fees	$310,000	$174,000
Audit-related fees	33,000	5,000
Tax fees	21,000	7,132
All other fees	—	—
Total	$364,000	$186,132
For purposes of the preceding table, Ernst & Young’s professional fees are classified as follows:

•
Audit fees - These are fees for professional services performed for the audit of our annual financial statements and the required review of quarterly financial statements and other procedures performed by Ernst & Young in order for them to be able to form an opinion on our consolidated financial statements. These fees also cover services that are normally provided by independent auditors in connection with statutory and regulatory filings or engagements.

•
Audit-related fees - These are fees for assurance and related services that traditionally are performed by independent auditors that are reasonably related to the performance of the audit or review of the financial statements, such as due diligence related to acquisitions and dispositions, attestation services that are not required by statute or regulation, internal control reviews and consultation concerning financial accounting and reporting standards.

•
Tax fees - These are fees for all professional services performed by professional staff in our independent auditor’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning and tax advice, including federal, state and local issues. Services may also include assistance with tax audits and appeals before the IRS and similar state and local agencies, as well as federal, state and local tax issues related to due diligence.

•	All other fees - These are fees for any services not included in the above-described categories.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)    Financial Statement Schedules
See the Index to Financial Statements at page F‑1 of this report.
The following financial statement schedule is included herein at pages F‑35 through F‑36 of this report:
Schedule III - Real Estate Assets and Accumulated Depreciation and Amortization
(b)    Exhibits
EXHIBIT LIST

Ex.	Description

3.1	Second Articles of Amendment and Restatement, incorporated by reference to the Company’s Current Report on Form 8-K filed February 4, 2010

3.2	Amended and Restated Bylaws, incorporated by reference to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (No. 333-156633) filed August 21, 2009

4.1
Form of Subscription Agreement, incorporated by reference to Appendix B to the prospectus dated April 27, 2011, incorporated by reference to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11 (No. 333-156633) filed January 12, 2012

4.2
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-156633) filed February 25, 2009

4.3
Amended and Restated Dividend Reinvestment Plan, incorporated by reference to Appendix B to the prospectus dated April 27, 2011, incorporated by reference to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11 (No. 333-156633) filed January 12, 2012

4.4	Second Amended and Restated Share Redemption Program, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed August 11, 2011

4.5	Second Amended and Restated Escrow Agreement, incorporated by reference to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-156633) filed October 5, 2009

10.1
Second Amended and Restated Dealer Manger Agreement, between the Company and KBS Capital Markets Group LLC, dated August 9, 2011, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed August 11, 2011

10.2
Advisory Agreement, between the Company and KBS Capital Advisors LLC, dated October 8, 2011, incorporated by reference to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11 (No. 333-156633) filed January 12, 2012

10.3
Loan Purchase Agreement (related to the acquisition of the Iron Point Business Park First Mortgage), by and between KBS SOR Debt Holdings II, LLC and Road Bay Investments, LLC, dated March 14, 2011, incorporated by reference to Exhibit 10.12 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (No. 333-156633) filed April 6, 2011

10.4
Deed of Trust, Assignment of Leases, Rents and Contracts, Security Agreement and Fixture Filing (related to the acquisition of the Iron Point Business Park First Mortgage), by Redwood Industrials and Lampert at Iron Point, LLC, in favor of Allstate Life Insurance Company, dated February 20, 2004, incorporated by reference to Exhibit 10.13 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (No. 333-156633) filed April 6, 2011

10.5
Assignment of Mortgage Loan Documents (related to the acquisition of the Iron Point Business Park First Mortgage) by Road Bay Investments, LLC, to KBS SOR Debt Holdings II, LLC, dated March 14, 2011, incorporated by reference to Exhibit 10.14 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (No. 333-156633) filed April 6, 2011

Ex.	Description

10.6
Purchase and Sale Agreement (relating to the acquisition of the Richardson Portfolio), by and among Equastone Palisades I, LLC, Equastone Palisades II, LLC, Equastone Palisades III, LLC, Equastone Greenway I, LLC, Equastone Greenway IA, LLC, Equastone Greenway II, LLC and JP Realty Partners, Ltd., dated August 4, 2011, incorporated by reference to Exhibit 10.14 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11 (No. 333-156633) filed January 12, 2012

10.7
First Amendment to Purchase and Sale Agreement (relating to the acquisition of the Richardson Portfolio), by and among Equastone Palisades I, LLC, Equastone Palisades II, LLC, Equastone Palisades III, LLC, Equastone Greenway I, LLC, Equastone Greenway IA, LLC, Equastone Greenway II, LLC and JP Realty Partners, Ltd., dated September 19, 2011, incorporated by reference to Exhibit 10.15 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11 (No. 333-156633) filed January 12, 2012

10.8
Second Amendment to Purchase and Sale Agreement (relating to the acquisition of the Richardson Portfolio), by and among Equastone Palisades I, LLC, Equastone Palisades II, LLC, Equastone Palisades III, LLC, Equastone Greenway I, LLC, Equastone Greenway IA, LLC, Equastone Greenway II, LLC and JP Realty Partners, Ltd., dated September 21, 2011, incorporated by reference to Exhibit 10.16 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11 (No. 333-156633) filed January 12, 2012

10.9
Third Amendment to Purchase and Sale Agreement (relating to the acquisition of the Richardson Portfolio), by and among Equastone Palisades I, LLC, Equastone Palisades II, LLC, Equastone Palisades III, LLC, Equastone Greenway I, LLC, Equastone Greenway IA, LLC, Equastone Greenway II, LLC and JP Realty Partners, Ltd., dated September 23, 2011, incorporated by reference to Exhibit 10.17 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11 (No. 333-156633) filed January 12, 2012

10.10
Fourth Amendment to Purchase and Sale Agreement (relating to the acquisition of the Richardson Portfolio), by and among Equastone Palisades I, LLC, Equastone Palisades II, LLC, Equastone Palisades III, LLC, Equastone Greenway I, LLC, Equastone Greenway IA, LLC, Equastone Greenway II, LLC and JP Realty Partners, Ltd., dated September 30, 2011, incorporated by reference to Exhibit 10.18 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11 (No. 333-156633) filed January 12, 2012

10.11
Fifth Amendment to Purchase and Sale Agreement (relating to the acquisition of the Richardson Portfolio), by and among Equastone Palisades I, LLC, Equastone Palisades II, LLC, Equastone Palisades III, LLC, Equastone Greenway I, LLC, Equastone Greenway IA, LLC, Equastone Greenway II, LLC and JP Realty Partners, Ltd., dated October 12, 2011, incorporated by reference to Exhibit 10.19 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11 (No. 333-156633) filed January 12, 2012

10.12
Assignment of Rights Under Purchase and Sale Agreement (relating to the acquisition of the Richardson Portfolio), by and between JP Realty Partners, Ltd. and JP-KBS Richardson Holdings, LLC, dated October 31, 2011, incorporated by reference to Exhibit 10.20 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11 (No. 333-156633) filed January 12, 2012

10.13
Deed of Trust, Security Agreement and Fixture Filing (relating to the acquisition of the Richardson Portfolio), by JP-KBS Richardson Holdings, LLC in favor of General Electric Capital Corporation, dated November 18, 2011, incorporated by reference to Exhibit 10.21 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11 (No. 333-156633) filed January 12, 2012

10.14
Promissory Note (relating to the acquisition of the Richardson Portfolio), by JP-KBS Richardson Holdings, LLC in favor of General Electric Capital Corporation, dated November 18, 2011, incorporated by reference to Exhibit 10.22 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11 (No. 333-156633) filed January 12, 2012

10.15
Loan Agreement (relating to the acquisition of the Richardson Portfolio), by and between JP-KBS Richardson Holdings, LLC and General Electric Capital Corporation, dated November 18, 2011, incorporated by reference to Exhibit 10.23 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11 (No. 333-156633) filed January 12, 2012

10.16
Limited Liability Company Agreement of JP-KBS Richardson Holdings, LLC (relating to the acquisition of the Richardson Portfolio), by and between JP-Richardson, LLC and KBS SOR Richardson Portfolio JV, LLC, dated November 22, 2011, incorporated by reference to Exhibit 10.24 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11 (No. 333-156633) filed January 12, 2012

10.17
Master Repurchase Agreement, by and between KBS SOR CMBS Owner, LLC and Wells Fargo Securities, LLC, dated December 12, 2011, incorporated by reference to Exhibit 10.25 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11 (No. 333-156633) filed January 12, 2012

Ex.	Description

10.18
Annex I (Supplemental Terms and Conditions) to the Master Repurchase Agreement, by and between KBS SOR CMBS Owner, LLC and Wells Fargo Securities, LLC, dated December 12, 2011, incorporated by reference to Exhibit 10.26 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11 (No. 333-156633) filed January 12, 2012

10.19
First Amendment to Master Purchase Agreement by and between KBS SOR CMBS Owner, LLC and Wells Fargo Securities, LLC, dated December 21, 2011, incorporated by reference to Exhibit 10.27 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11 (No. 333-156633) filed January 12, 2012

10.20
Guarantee, by KBS Strategic Opportunity REIT, Inc., in favor of Wells Fargo Securities, LLC, dated December 12, 2011, incorporated by reference to Exhibit 10.28 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11 (No. 333-156633) filed January 12, 2012

10.21
Master Repurchase Agreement, by and between KBS SOR CMBS Owner, LLC and Wells Fargo Bank, N.A., dated December 12, 2011, incorporated by reference to Exhibit 10.29 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11 (No. 333-156633) filed January 12, 2012

10.22
Annex I (Supplemental Terms and Conditions) to the Master Repurchase Agreement, by and between KBS SOR CMBS Owner, LLC and Wells Fargo Bank, N.A., dated December 12, 2011, incorporated by reference to Exhibit 10.30 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11 (No. 333-156633) filed January 12, 2012

10.23
First Amendment to Master Purchase Agreement by and between KBS SOR CMBS Owner, LLC and Wells Fargo Bank, N.A., dated December 21, 2011, incorporated by reference to Exhibit 10.31 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11 (No. 333-156633) filed January 12, 2012

10.24
Guarantee, by KBS Strategic Opportunity REIT, Inc., in favor of Wells Fargo Bank, N.A., dated December 12, 2011, incorporated by reference to Exhibit 10.32 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11 (No. 333-156633) filed January 12, 2012

10.25
Repurchase Agreement Confirmation, by and between KBS SOR CMBS Owner, LLC and Wells Fargo Securities, LLC, dated December 20, 2011, incorporated by reference to Exhibit 10.33 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11 (No. 333-156633) filed January 12, 2012

10.26
Repurchase Agreement Confirmation, by and between KBS SOR CMBS Owner, LLC and Wells Fargo Securities, LLC, dated December 21, 2011, incorporated by reference to Exhibit 10.34 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11 (No. 333-156633) filed January 12, 2012

10.27
Repurchase Agreement Confirmation, by and between KBS SOR CMBS Owner, LLC and Wells Fargo Securities, LLC, dated December 22, 2011, incorporated by reference to Exhibit 10.35 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11 (No. 333-156633) filed January 12, 2012

10.28
Repurchase Agreement Confirmation, by and between KBS SOR CMBS Owner, LLC and Wells Fargo Securities, LLC, dated December 22, 2011, incorporated by reference to Exhibit 10.36 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11 (No. 333-156633) filed January 12, 2012

10.29	Repurchase Agreement Confirmation, by and between KBS SOR CMBS Owner, LLC and Wells Fargo Securities, LLC, dated January 19, 2012

10.30	Repurchase Agreement Confirmation, by and between KBS SOR CMBS Owner, LLC and Wells Fargo Securities, LLC, dated January 19, 2012

10.31	Repurchase Agreement Confirmation, by and between KBS SOR CMBS Owner, LLC and Wells Fargo Securities, LLC, dated January 19, 2012

10.32	Repurchase Agreement Confirmation, by and between KBS SOR CMBS Owner, LLC and Wells Fargo Securities, LLC, dated January 19, 2012

10.33	Repurchase Agreement Confirmation, by and between KBS SOR CMBS Owner, LLC and Wells Fargo Securities, LLC, dated February 17, 2012

10.34	Repurchase Agreement Confirmation, by and between KBS SOR CMBS Owner, LLC and Wells Fargo Securities, LLC, dated February 17, 2012

10.35	Repurchase Agreement Confirmation, by and between KBS SOR CMBS Owner, LLC and Wells Fargo Securities, LLC, dated February 17, 2012

Ex.	Description

10.36	Repurchase Agreement Confirmation, by and between KBS SOR CMBS Owner, LLC and Wells Fargo Securities, LLC, dated February 17, 2012

21.1	Subsidiaries of the Company

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.1
The following information from the Company’s annual report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Stockholders’ Equity; and (iv) Consolidated Statements of Cash Flows

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
KBS Strategic Opportunity REIT, Inc.

We have audited the accompanying consolidated balance sheets of KBS Strategic Opportunity REIT, Inc. (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2011, 2010 and 2009. Our audits also included the financial statement schedule in Item 15(a), Schedule III - Real Estate Assets and Accumulated Depreciation and Amortization. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of KBS Strategic Opportunity REIT, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for the years ended December 31, 2011, 2010 and 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP

Irvine, California
March 12, 2012

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2011	2010
Assets
Real estate, net	$107,752	$4,547
Real estate loans receivable, net	—	13,227
Real estate securities ($46.4 million pledged under repurchase agreements)	58,602	—
Total real estate and real estate-related investments, net	166,354	17,774
Cash and cash equivalents	86,379	23,642
Rents and other receivables, net	510	47
Above-market leases, net	2,846	27
Prepaid expenses and other assets	2,374	914
Total assets	$258,463	$42,404
Liabilities and stockholders’ equity
Notes payable and repurchase agreements:
Notes payable	$33,002	$—
Repurchase agreements on real estate securities	30,201	—
Total notes payable and repurchase agreements	63,203	—
Accounts payable and accrued liabilities	2,235	917
Due to affiliates	31	378
Below-market leases, net	437	—
Security deposits and other liabilities	722	51
Total liabilities	66,628	1,346
Commitments and contingencies (Note 13)
Redeemable common stock	5,291	—
Equity
KBS Strategic Opportunity REIT, Inc. stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 22,214,815 and 5,132,988 shares issued and outstanding as of December 31, 2011 and December 31, 2010, respectively	222	52
Additional paid-in capital	188,817	42,988
Cumulative distributions and net losses	(15,968)	(1,982)
Accumulated other comprehensive loss	(46)	—
Total KBS Strategic Opportunity REIT, Inc. stockholders’ equity	173,025	41,058
Noncontrolling interests	13,519	—
Total equity	186,544	41,058
Total liabilities and stockholders’ equity	$258,463	$42,404
See accompanying notes to consolidated financial statements.

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2011	2010	2009
Revenues:
Rental income	$3,595	$154	$—
Tenant reimbursements	276	23	—
Interest income from real estate loans receivable	311	131	—
Interest income from real estate securities	53	—	—
Other operating income	43	—	—
Total revenues	4,278	308	—
Expenses:
Operating, maintenance, and management	2,957	217	—
Real estate taxes and insurance	888	46	—
Asset management fees to affiliate	328	30	—
Real estate acquisition fees and expenses	1,139	51	—
Real estate acquisition fees and expenses to affiliate	460	18	—
Costs related to foreclosure of loans receivable	901	92	—
General and administrative expenses	2,005	1,635	7
Depreciation and amortization	3,203	212	—
Interest expense	313	—	—
Total expenses	12,194	2,301	7
Other income:
Other interest income	117	18	—
Net loss	(7,799)	(1,975)	(7)
Net loss attributable to noncontrolling interests	218	—	—
Net loss attributable to common stockholders	$(7,581)	$(1,975)	$(7)
Net loss per common share, basic and diluted	$(0.66)	$(1.18)	$(0.37)
Weighted-average number of common shares outstanding, basic and diluted	11,432,823	1,678,335	20,000
Distributions declared per common share	$0.30	$—	$—
See accompanying notes to consolidated financial statements.

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in thousands)

			Additional Paid-in Capital	Cumulative Distributions and Net Losses	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Common Stock
	Shares	Amounts
Balance, December 31, 2008	20,000	$1	$199	$—	$—	$200	$—	$200
Net loss	—	—	—	(7)	—	(7)	—	(7)
Balance, December 31, 2009	20,000	$1	$199	$(7)	$—	$193	$—	$193
Issuance of common stock	5,112,988	51	50,349	—	—	50,400	—	50,400
Commissions on stock sales and related dealer manager fees to affiliate	—	—	(4,116)	—	—	(4,116)	—	(4,116)
Other offering costs	—	—	(3,444)	—	—	(3,444)	—	(3,444)
Net loss	—	—	—	(1,975)	—	(1,975)	—	(1,975)
Balance, December 31, 2010	5,132,988	$52	$42,988	$(1,982)	$—	$41,058	$—	$41,058
Comprehensive loss:
Net loss	—	—	—	(7,581)	—	(7,581)	(218)	(7,799)
Unrealized loss on real estate securities	—	—	—	—	(46)	(46)	—	(46)
Total comprehensive loss						(7,627)	(218)	(7,845)
Issuance of common stock	17,085,827	171	168,995	—	—	169,166	—	169,166
Transfers to redeemable common stock	—	—	(5,291)	—	—	(5,291)	—	(5,291)
Redemptions of common stock	(4,000)	(1)	(39)	—	—	(40)	—	(40)
Distributions declared	—	—	—	(6,405)	—	(6,405)	—	(6,405)
Commissions on stock sales and related dealer manager fees to affiliate	—	—	(14,324)	—	—	(14,324)	—	(14,324)
Other offering costs	—	—	(3,512)	—	—	(3,512)	—	(3,512)
Noncontrolling interests contributions	—	—	—	—	—	—	13,737	13,737
Balance, December 31, 2011	22,214,815	$222	$188,817	$(15,968)	$(46)	$173,025	$13,519	$186,544
See accompanying notes to consolidated financial statements.

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2011	2010	2009
Cash Flows from Operating Activities:
Net loss	$(7,799)	$(1,975)	$(7)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,203	212	—
Noncash interest income on real estate securities	48	—	—
Deferred rent	(207)	—	—
Amortization of above- and below-market leases, net	613	32	—
Amortization of deferred financing costs	24	—	—
Write-off of closing costs related to foreclosed assets	696	—	—
Changes in assets and liabilities:
Rents and other receivables	(256)	(47)	—
Prepaid expenses and other assets	(207)	(438)	—
Accounts payable and accrued liabilities	108	313	—
Due to affiliates	(295)	312	—
Security deposits and other liabilities	565	19	—
Net cash used in operating activities	(3,507)	(1,572)	(7)
Cash Flows from Investing Activities:
Acquisitions of real estate	(73,597)	(1,800)	—
Purchase of real estate securities	(58,696)	—	—
Improvements to real estate	(2,430)	(83)	—
Investments in real estate loans receivable	(20,120)	(16,002)	—
Principal repayments on real estate loans receivable	438	—	—
Net cash used in investing activities	(154,405)	(17,885)	—
Cash Flows from Financing Activities:
Proceeds from notes payable	33,002	—	—
Proceeds from repurchase agreement	30,201	—	—
Payments of deferred financing costs	(1,161)	—	—
Proceeds from issuance of common stock	165,079	50,400	—
Payments to redeem common stock	(40)	—	—
Payments of commissions on stock sales and related dealer manager fees	(14,324)	(4,116)	—
Payments of other offering costs	(3,527)	(3,378)	—
Distributions paid	(2,318)	—	—
Noncontrolling interest contribution	13,737	—	—
Net cash provided by financing activities	220,649	42,906	—
Net increase (decrease) in cash and cash equivalents	62,737	23,449	(7)
Cash and cash equivalents, beginning of period	23,642	193	200
Cash and cash equivalents, end of period	$86,379	$23,642	$193
Supplemental Disclosure of Noncash Transactions:
Interest paid	$118	$—	$—
Supplemental Disclosure of Noncash Transactions:
Investments in real estate through foreclosure	$32,213	$2,775	$—
Escrow deposits in other assets and other liabilities	$—	$476	$—
Liabilities assumed on foreclosed real estate	$200	$—	$—
Increase in capital expenses payable	$921	$30	$—
Increase in lease commissions payable	$158	$—	$—
Liabilities assumed on real estate acquisition	$—	$32	$—
Increase in due to affiliates for offering costs	$—	$66	$—
Increase in accounts payable and accrued liabilities for offering costs	$37	$—	$—
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$4,087	$—	$—
See accompanying notes to consolidated financial statements.

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

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
Subject to certain restrictions and limitations, the business of the Company is externally managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement the Company renewed with the Advisor on October 8, 2011 (the “Advisory Agreement”). The Advisor conducts the Company’s operations and manages its portfolio of real estate-related loans, opportunistic real estate, real estate-related debt securities and other real estate-related investments. The Advisor owns 20,000 shares of the Company’s common stock.
The Company expects to invest in and manage a diverse portfolio of real estate-related loans, opportunistic real estate, real estate-related debt securities and other real estate-related investments. Such investments have included, and are expected to continue to include, non-performing loans (which have resulted in, and may continue to result in, the acquisition of the underlying property securing the loan through foreclosure or similar processes), non-stabilized or undeveloped properties, and commercial mortgage backed securities (“CMBS”). The Company may also invest in entities that make similar investments. As of December 31, 2011, the Company owned five office properties, one office portfolio consisting of five office buildings and 43 acres of undeveloped land, one industrial/flex property, 1,375 acres of undeveloped land and six investments in CMBS.
On January 8, 2009, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a minimum of 250,000 shares and a maximum of 140,000,000 shares of common stock for sale to the public (the “Offering”), of which 100,000,000 shares were registered in a primary offering and 40,000,000 shares were registered to be sold under the Company’s dividend reinvestment plan. The SEC declared the Company’s registration statement effective on November 20, 2009 and the Company retained KBS Capital Markets Group LLC (the “Dealer Manager”), an affiliate of the Company, to serve as the dealer manager of the Offering pursuant to a dealer manager agreement, as amended and restated on August 9, 2011 (the “Dealer Manager Agreement”). The Dealer Manager is responsible for marketing the Company’s shares being offered pursuant to the Offering. The Company intends to use substantially all of the net proceeds from the Offering to invest in a diverse portfolio of real estate-related loans, real estate-related debt securities and other real estate-related investments, as described above.
As of December 31, 2011, the Company had sold 21,977,821 shares of common stock in the Offering for gross offering proceeds of $217.6 million, including 430,190 shares of common stock sold under the dividend reinvestment plan for gross offering proceeds of $4.1 million. Also, as of December 31, 2011, the Company had redeemed 4,000 shares sold in the Offering for $40,000. Additionally, on December 29, 2011, we issued 220,994 shares of common stock for $2.0 million in a private transaction exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of the Company, REIT Holdings, the Operating Partnership and their direct and indirect wholly owned subsidiaries, and joint ventures in which the Company has a controlling interest. All significant intercompany balances and transactions are eliminated in consolidation.
The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC.

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2011

Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.
Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of prior periods
Revenue Recognition
Real Estate
The Company recognizes minimum rent, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related leases when collectibility is reasonably assured and records amounts expected to be received in later years as deferred rent receivable. If the lease provides for tenant improvements, the Company determines whether the tenant improvements, for accounting purposes, are owned by the tenant or the Company. When the Company is the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance that is funded is treated as a lease incentive and amortized as a reduction of revenue over the lease term. Tenant improvement ownership is determined based on various factors including, but not limited to:

•	whether the lease stipulates how a tenant improvement allowance may be spent;

•	whether the amount of a tenant improvement allowance is in excess of market rates;

•	whether the tenant or landlord retains legal title to the improvements at the end of the lease term;

•	whether the tenant improvements are unique to the tenant or general‑purpose in nature; and

•	whether the tenant improvements are expected to have any residual value at the end of the lease.
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
Real Estate Loans Receivable
Interest income on the Company’s real estate loans receivable is recognized on an accrual basis over the life of the investment using the interest method. Direct loan origination or acquisition fees and costs, as well as acquisition premiums or discounts, are amortized over the term of the loan as an adjustment to interest income. The Company places loans on nonaccrual status when any portion of principal or interest is 90 days past due, or earlier when concern exists as to the ultimate collection of principal or interest. When a loan is placed on nonaccrual status, the Company reverses the accrual for unpaid interest and generally does not recognize subsequent interest income until cash is received, or the loan returns to accrual status. Generally, a loan may be returned to accrual status when all delinquent principal and interest are brought current in accordance with the terms of the loan agreement and certain performance criteria have been met. As of December 31, 2011, the Company did not own any real estate loans receivable as the Company had foreclosed on all of its previous investments in real estate loans receivable.

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2011

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
Real Estate Securities
The Company recognizes interest income on real estate securities that are beneficial interests in securitized financial assets and are rated “AA” and above on an accrual basis according to the contractual terms of the securities. Discounts or premiums are amortized to interest income over the life of the investment using the interest method.
The Company recognizes interest income on real estate securities that are beneficial interests in securitized financial assets that are rated below “AA” using the effective yield method, which requires the Company to periodically project estimated cash flows related to these securities and recognize interest income at an interest rate equivalent to the estimated yield on the security, as calculated using the security’s estimated cash flows and amortized cost basis, or reference amount. Changes in the estimated cash flows are recognized through an adjustment to the yield on the security on a prospective basis. Projecting cash flows for these types of securities requires significant judgment, which may have a significant impact on the timing of revenue recognized on these investments.
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

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2011

Intangible assets include the value of in‑place leases, which represents the estimated value of the net cash flows of the in‑place leases to be realized, as compared to the net cash flows that would have occurred had the property been vacant at the time of acquisition and subject to lease‑up. Acquired in‑place lease value will be amortized to expense over the average remaining non‑cancelable terms of the respective in‑place leases, including any below‑market renewal periods.
The Company assesses the acquisition‑date fair values of all tangible assets, identifiable intangibles and assumed liabilities using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis) and that utilize appropriate discount and/or capitalization rates and available market information. Estimates of future cash flows are based on a number of factors, including historical operating results, known and anticipated trends, and market and economic conditions. The fair value of tangible assets of an acquired property considers the value of the property as if it were vacant.
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
The Company estimates the value of tenant origination and absorption costs by considering the estimated carrying costs during hypothetical expected lease‑up periods, considering current market conditions. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease‑up periods.
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
Direct investments in undeveloped land are accounted for as an asset acquisition and not as a business combination.  Costs  related to the acquisition of undeveloped land, including acquisitions fees and expenses, are capitalized.
Impairment of Real Estate and Related Intangible Assets and Liabilities
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets and liabilities may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, the Company assesses the recoverability by estimating whether the Company will recover the carrying value of the real estate and related intangible assets and liabilities through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities. The Company did not record any impairment loss on its real estate and related intangible assets and liabilities during the years ended December 31, 2011 and 2010.
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
December 31, 2011

Real Estate Loans Receivable and Loan Loss Reserves
Real estate loans are classified as held for investment, available for sale, or both based on management’s intent and ability to hold the loans for the foreseeable future. Real estate loans held for investment are recorded at amortized cost, net of loan loss reserves (if any), and evaluated for impairment at each balance sheet date. The amortized cost of a real estate loan receivable is the outstanding unpaid principal balance, net of unamortized acquisition premiums or discounts and unamortized costs and fees directly associated with the origination or acquisition of the loan. The amount of impairment, if any, will be measured by comparing the amortized cost of the loan to the present value of the expected cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent and collection of principal and interest is not assured. If a loan is deemed to be impaired, the Company will record a loan loss reserve and a provision for loan losses to recognize impairment.
The reserve for loan losses is a valuation allowance that reflects management’s estimate of loan losses inherent in the loan portfolio as of the balance sheet date. The reserve is adjusted through “Provision for loan losses” on the Company’s consolidated statements of operations and is decreased by charge-offs to specific loans when losses are confirmed. The reserve for loan losses may include an asset‑specific component and a portfolio‑based component.
An asset-specific reserve relates to reserves for losses on loans considered impaired. The Company considers a loan to be impaired when, based upon current information and events, it believes that it is probable that the Company will be unable to collect all amounts due under the contractual terms of the loan agreement. If the Company purchases a loan at a discount to face value and at the acquisition date the Company expects to collect less than the contractual amounts due under the terms of the loan based, at least in part, on the Company’s assessment of the credit quality of the borrower, the Company will consider such a loan to be impaired when, based upon current information and events, it believes that it is probable that the Company will be unable to collect all amounts the Company estimated to be collected at the time of acquisition. The Company also considers a loan to be impaired if it grants the borrower a concession through a modification of the loan terms or if it expects to receive assets (including equity interests in the borrower) with fair values that are less than the carrying value of the loan in satisfaction of the loan. A reserve is established when the present value of payments expected to be received, observable market prices, the estimated fair value of the collateral (for loans that are dependent on the collateral for repayment) or amounts expected to be received in satisfaction of a loan are lower than the carrying value of that loan.
Failure to recognize impairments would result in the overstatement of earnings and the carrying value of the Company’s real estate loans held for investment. Actual losses, if any, could significantly differ from estimated amounts.
Real Estate Securities
The Company classifies its investments in real estate securities as available-for-sale, since the Company may sell them prior to their maturity but does not hold them principally for the purpose of making frequent investments and sales with the objective of generating profits on short-term differences in price. These investments are carried at estimated fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss). Estimated fair values are generally based on quoted market prices, when available, or on estimates provided by independent pricing sources or dealers who make markets in such securities. In certain circumstances, such as when the market for the securities becomes inactive, the Company may determine it is appropriate to perform an internal valuation of the securities. Upon the sale of a security, the previously recognized unrealized gain (loss) would be reversed out of accumulated other comprehensive income (loss) and the actual realized gain (loss) recognized in earnings.
On a quarterly basis, the Company evaluates its real estate securities for other-than-temporary impairment. The Company reviews the projected future cash flows from these securities for changes in assumptions due to prepayments, credit loss experience and other factors. If, based on the Company’s quarterly estimate of cash flows, there has been an adverse change in the estimated cash flows from the cash flows previously estimated, the present value of the revised cash flows is less than the present value previously estimated, and the fair value of the securities is less than its amortized cost basis, an other-than-temporary impairment is deemed to have occurred.

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2011

The Company is required to distinguish between other-than-temporary impairments related to credit and other‑than‑temporary impairments related to other factors (e.g., market fluctuations) on its real estate securities that it does not intend to sell and where it is not likely that the Company will be required to sell the security prior to the anticipated recovery of its amortized cost basis. The Company calculates the credit component of the other-than-temporary impairment as the difference between the amortized cost basis of the security and the present value of its estimated cash flows discounted at the yield used to recognize interest income. The credit component will be charged to earnings and the component related to other factors is recorded to other comprehensive income (loss).
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short‑term investments. Cash and cash equivalents are stated at cost, which approximates fair value. There were no restrictions on the use of the Company’s cash and cash equivalents as of December 31, 2011 and 2010.
The Company’s cash and cash equivalents balance exceeds federally insurable limits as of December 31, 2011. The Company monitors the cash balances in its operating accounts and adjusts the cash balances as appropriate; however, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts. The Company has a corporate banking relationship with Wells Fargo Bank, N.A. in which it deposits all funds.
Rents and Other Receivables
The Company periodically evaluates the collectibility of amounts due from tenants and maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under lease agreements. In addition, the Company maintains an allowance for deferred rent receivable that arises from the straight‑lining of rents. The Company exercises judgment in establishing these allowances and considers payment history and current credit status of its tenants in developing these estimates.
Deferred Financing Costs
Deferred financing costs represent commitment fees, loan fees, legal fees and other third‑party costs associated with obtaining financing. These costs are amortized over the terms of the respective financing agreements using the interest method. Unamortized deferred financing costs are generally expensed when the associated debt is refinanced or repaid before maturity unless specific rules are met that would allow for the carryover of such costs to the refinanced debt. Costs incurred in seeking financing transactions that do not close are expensed in the period in which it is determined that the financing will not close. As of December 31, 2011, the Company’s deferred financing costs were $1.1 million, net of amortization.
Repurchase Agreements
The Company accounts for repurchase agreements to unrelated entities in accordance with ASC 860, Transfers and Servicing (“ASC 860”).  Repurchase agreements involve the sale and simultaneous agreement to repurchase the transferred assets at a future date and are accounted for as a collateralized financing transaction.  The transferor under the repurchase agreements retains beneficial interest in the pledged collateral.  As a result, the Company would continue to report the transferred financial asset in its consolidated balance sheet and recognize interest income on the transferred assets.  Proceeds from the transferee are treated as secured borrowings and recorded as a liability.  Interest income allocated to the transferee is recorded as interest expense on the Company’s consolidated statement of operations.  See Note 7, “Notes Payable and Repurchase Agreements - Repurchase Agreements.”

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2011

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

•
Level 2: quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model‑derived valuations in which significant inputs and significant value drivers are observable in active markets; and

•	Level 3: prices or valuation techniques where little or no market data is available that requires inputs that are both significant to the fair value measurement and unobservable.
When available, the Company utilizes quoted market prices from an independent third‑party source to determine fair value and classifies such items in Level 1 or Level 2. In instances where the market for a financial instrument is not active, regardless of the availability of a nonbinding quoted market price, observable inputs might not be relevant and could require the Company to make a significant adjustment to derive a fair value measurement. Additionally, in an inactive market, a market price quoted from an independent third party may rely more on models with inputs based on information available only to that independent third party. When the Company determines that the market for a financial instrument owned by the Company is illiquid or when market transactions for similar instruments do not appear orderly, the Company uses several valuation sources (including internal valuations, discounted cash flow analysis and quoted market prices) and establishes a fair value by assigning weights to the various valuation sources. Additionally, when determining the fair value of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available, the Company measures fair value using (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities when traded as assets or (ii) another valuation technique that is consistent with the principles of fair value measurement, such as the income approach or the market approach.
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
December 31, 2011

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

•	During any calendar year, the Company may redeem no more than 5% of the weighted‑average number of shares outstanding during the prior calendar year.

•
The Company has no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.

On August 9, 2011, the Company’s board of directors approved a second amended and restated share redemption program. The terms of the second amended and restated share redemption program are identical to the prior program except that the second amended and restated share redemption program provides for sources of funds for certain redemptions of our shares during the remainder of calendar year 2011 and during calendar year 2012 as follows:

•
The Company could use the aggregate amount of net proceeds, if any, from the sale of shares under the dividend reinvestment plan during the remainder of calendar year 2011 to redeem a qualifying stockholder’s (as defined) shares during calendar year 2011 and calendar year 2012. Any redemptions during calendar year 2011 that are made from the aggregate amount of net proceeds from the sale of shares under our dividend reinvestment plan during calendar year 2011 reduced in direct proportion funds available for redemptions during calendar year 2012.

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
December 31, 2011

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
Notwithstanding the above, the redemption price for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” will initially be the amount paid to acquire the shares from the Company. Furthermore, once the Company establishes an estimated value per share of its common stock that is not based on the price to acquire a share in the Company’s primary offering or follow-on public offerings, the redemption price per share for all stockholders will be equal to the estimated value per share, as determined by the Advisor or another firm chosen for that purpose. The Company expects to establish an estimated value per share after the completion of its offering stage. The Company considers its offering stage complete when it is no longer publicly offering equity securities ─ whether through the primary offering or a follow‑on public offering ─ and has not done so for 18 months. “Public equity offering” for this purpose does not include offerings on behalf of selling stockholders or offerings related to a dividend reinvestment plan, employee benefit plan or the redemption of interests in the Operating Partnership.
The Company’s board of directors may amend, suspend or terminate the share redemption program with 30 days’ notice to its stockholders. The Company may provide this notice by including such information in a Current Report on Form 8‑K or in the Company’s annual or quarterly reports, all publicly filed with the SEC, or by a separate mailing to its stockholders.
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
The Company limits the dollar value of shares that may be redeemed under the program as described above. For the year ended December 31, 2011, the Company had redeemed $40,000 of common stock, which represented all redemption requests received in good order and eligible for redemption through the December 2011 redemption date. As of December 31, 2011, the Company may redeem up to $1.2 million of shares of common stock if the shares are being redeemed in connection with a stockholders’ death, qualifying disability or determination of incompetence. Additionally, based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during 2011, the Company has $4.1 million available for all other redemptions in 2012.

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2011

Related Party Transactions
Pursuant to the Advisory Agreement and Dealer Manager Agreement, the Company is obligated to pay the Advisor and the Dealer Manager specified fees upon the provision of certain services related to the Offering, the investment of funds in real estate and real estate-related investments, management of the Company’s investments and for other services (including, but not limited to, the disposition of investments). The Company is also obligated to reimburse the Advisor and Dealer Manager for organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company, and the Company is obligated to reimburse the Advisor for acquisition and origination expenses and certain operating expenses incurred on behalf of the Company or incurred in connection with providing services to the Company. In addition, the Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the Advisory Agreement. See note 9, “Related Party Transactions.”
The Company records all related party fees as incurred, subject to any limitations described in the Advisory Agreement. The Company had not incurred any disposition fees, subordinated participation in net cash flows, or subordinated incentive listing fees during the year ended December 31, 2011.
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
Organization and Offering Costs
Organization and offering costs (other than selling commissions and dealer manager fees) of the Company may be paid by the Advisor, the Dealer Manager or their affiliates on behalf of the Company or may be paid directly by the Company. These offering costs include all expenses incurred by the Company in connection with the Offering. Organization costs include all expenses incurred by the Company in connection with the formation of the Company, including but not limited to legal fees and other costs to incorporate the Company.
The Company reimburses the Advisor for organization and offering costs up to an amount that, when combined with selling commissions, dealer manager fees and all other amounts spent by the Company on organization and offering expenses, does not exceed 15% of the gross proceeds of the Company’s primary offering and the offering under the DRP as of the date of reimbursement. At the termination of the primary offering and at the termination of the offering under the DRP, the Advisor has agreed to reimburse the Company to the extent that selling commissions, dealer manager fees and other organization and offering expenses incurred by the Company exceed 15% of the gross offering proceeds of the respective offering.
The Company reimburses the Dealer Manager for underwriting compensation as discussed in the prospectus for its Offering, provided that within 30 days after the end of the month in which the primary initial public offering terminates, the Dealer Manager must reimburse the Company to the extent that the Company’s reimbursements cause total underwriting compensation for the primary initial public offering to exceed 10% of the gross offering proceeds from such offering. The Company also pays directly or reimburses the Dealer Manager for bona fide invoiced due diligence expenses of broker dealers. However, no reimbursements made by the Company to the Dealer Manager may cause total organization and offering expenses incurred by the Company (including selling commissions, dealer manager fees and all other items of organization and offering expenses) to exceed 15% of the aggregate gross proceeds from the Company’s primary offering and the offering under its DRP as of the date of reimbursement.
As of December 31, 2011, the Company’s selling commissions, dealer manager fees, and organization and other offering costs did not exceed 15% of the gross offering proceeds. Through December 31, 2011, including shares issued through the Company’s dividend reinvestment plan, the Company had issued 21,977,821 shares in the Offering for gross offering proceeds of $217.6 million and recorded selling commissions and dealer manager fees of $18.4 million and other offering costs of $7.0 million.  Organization costs are expensed as incurred and offering costs, which include selling commissions and dealer manager fees, are charged as incurred as a reduction to stockholders’ equity.

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2011

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
With respect to investments in real estate, the Company pays the Advisor a monthly asset management fee equal to one‑twelfth of 0.75% of the amount paid or allocated to acquire the investment, inclusive of acquisition fees and expenses related thereto and the amount of any debt associated with or used to acquire such investment.
In the case of investments made through joint ventures, the asset management fee is determined based on the Company’s proportionate share of the underlying investment.
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
The Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. Neither the Company nor its subsidiaries have been assessed interest or penalties by any major tax jurisdictions. The Company’s evaluations were performed for the tax years ended December 31, 2011 and 2010. As of December 31, 2011, returns for the calendar year 2010 remain subject to examination by major tax jurisdictions.
Segments
The Company has invested in non-performing loans and opportunistic real estate assets and classified its operations by investment type: real estate-related and real estate.  In general, the Company intends to hold its investments in non-performing loans and opportunistic real estate for capital appreciation.  Traditional performance metrics of non-performing loans and opportunistic real estate may not be meaningful as these investments are non-stabilized and do not provide a consistent stream of interest income or rental revenue.  Subsequent to December 31, 2011, the Company revised the composition of its reporting segments to combine non-performing loans and opportunistic real estate into one reportable segment as the Company’s management views non-performing loans and opportunistic real estate as similar investments.  Additionally, as of December 31, 2011, the Company had made six CMBS investments for cash management purposes.  Interest income from the CMBS investments are allocated to the corporate-level accounts and not the reporting segments.  For financial data under the previous basis of segmentation, see Note 10, “Segment Information.”

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2011

Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the years ended December 31, 2011, 2010 and 2009.
Square Footage, Occupancy and Other Measures
Square footage, number of acres, occupancy and other measures used to describe real estate and real estate-related investments included in the Notes to Consolidated Financial Statements are presented on an unaudited basis.
Recently Issued Accounting Standards Updates
In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU No. 2011-05”). ASU No. 2011-05 requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. Additionally, ASU No. 2011-05 requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The amendments in this update are effective for the first interim or annual period beginning after December 15, 2011. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU No. 2011-12”). ASU No. 2011-12 defers the effective date of the specific requirement in ASU 2011-05 to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. The adoption of ASU No. 2011-05 will require the Company to change the presentation of comprehensive income in its consolidated financial statements.
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

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2011

3.	REAL ESTATE
As of December 31, 2011, the Company owned five office properties, one office portfolio consisting of five office buildings and 43 acres of undeveloped land and one industrial/flex property, encompassing, in the aggregate, approximately 1.4 million rentable square feet. As of December 31, 2011, these properties were 45% occupied. In addition, the Company owned 1,375 acres of undeveloped land. The following table summarizes the Company’s real estate investments as of December 31, 2011 and 2010 respectively (in thousands):

	December 31,
	2011	2010
Land	$43,126	$2,090
Buildings and improvements	58,974	2,425
Tenant origination and absorption costs	8,235	221
Total real estate, cost	110,335	4,736
Accumulated depreciation and amortization	(2,583)	(189)
Total real estate, net	$107,752	$4,547
The following table provides summary information regarding the properties owned by the Company as of December 31, 2011 (in thousands):

Property	Date Acquired or Foreclosed on	City	State	Property Type	Land	Building and Improvements	Tenant Origination and Absorption	Total Real Estate at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net	Ownership %
Village Overlook Buildings	08/02/2010	Stockbridge	GA	Office	$440	$1,309	$27	$1,776	$(100)	$1,676	100.0%
Academy Point Atrium I	11/03/2010	Colorado Springs	CO	Office	1,650	2,884	—	4,534	(52)	4,482	100.0%
Northridge Center I & II	03/25/2011	Atlanta	GA	Office	2,234	3,948	672	6,854	(564)	6,290	100.0%
Iron Point Business Park	06/21/2011	Folsom	CA	Office	2,671	15,621	1,246	19,538	(1,065)	18,473	100.0%
Roseville Commerce Center	06/27/2011	Roseville	CA	Industrial/Flex	2,010	2,795	543	5,348	(204)	5,144	100.0%
1635 N. Cahuenga Building	08/03/2011	Los Angeles	CA	Office	3,112	3,885	485	7,482	(138)	7,344	70.0%
Richardson Portfolio:
Palisades Central I	11/23/2011	Richardson	TX	Office	1,037	7,116	1,543	9,696	(119)	9,577	90.0%
Palisades Central II	11/23/2011	Richardson	TX	Office	810	14,384	2,733	17,927	(265)	17,662	90.0%
Greenway I	11/23/2011	Richardson	TX	Office	561	1,170	—	1,731	(4)	1,727	90.0%
Greenway II	11/23/2011	Richardson	TX	Office	854	2,392	—	3,246	(8)	3,238	90.0%
Greenway III	11/23/2011	Richardson	TX	Office	702	3,470	986	5,158	(64)	5,094	90.0%
Undeveloped Land	11/23/2011	Richardson	TX	Undeveloped Land	5,500	—	—	5,500	—	5,500	90.0%
Total Richardson Portfolio					9,464	28,532	5,262	43,258	(460)	42,798
Park Highlands	12/30/2011	North Las Vegas	NV	Undeveloped Land	21,545	—	—	21,545	—	21,545	50.1%
					$43,126	$58,974	$8,235	$110,335	$(2,583)	$107,752

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2011

Operating Leases
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of December 31, 2011, the leases had remaining terms of up to 8.3 years (excluding options to extend) with a weighted-average remaining term of 2.9 years (excluding options to extend). Some of the leases have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from tenants in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash and assumed in real estate acquisitions or foreclosures related to tenant leases are included in security deposits and other liabilities in the accompanying consolidated balance sheets and totaled $0.5 million and $32,000 as of December 31, 2011 and 2010, respectively.
During the year ended December 31, 2011, the Company recognized deferred rent from tenants of $0.2 million. As of December 31, 2011, the cumulative deferred rent receivable balance was $0.2 million and is included in rents and other receivables on the accompanying balance sheets. The Company records property operating expense reimbursements due from tenants for common area maintenance, real estate taxes, and other recoverable costs in the period the related expenses are incurred.
As of December 31, 2011, the future minimum rental income from the Company’s properties due under non-cancelable operating leases was as follows (in thousands):

2012	$9,282
2013	7,449
2014	6,403
2015	4,923
2016	3,599
Thereafter	3,371
$35,027
As of December 31, 2011, the Company’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Management Consulting	18	$3,346	27.4%
Finance and Insurance	14	2,596	21.3%
Other Professional Services	13	1,773	14.5%
		$7,715	63.2%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2011, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
No other tenant industries accounted for more than 10% of annualized base rent. No material tenant credit issues have been identified at this time. During the year ended December 31, 2011, the Company recorded bad debt expense related to its tenant receivables of $17,000. The Company did not record any bad debt expense related to its deferred rent receivables during the year ended December 31, 2010. As of December 31, 2011, the Company had a bad debt reserve of approximately $14,000, which represents less than 1% of annualized base rent.

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2011

Geographic Concentration Risk
As of December 31, 2011, the Company's real estate investment in California and Texas represented 12.0% and 16.6% of the Company's total assets, respectively.  As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the California and Texas real estate markets.  Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.
Recent Acquisitions
During the year ended December 31, 2011, the Company, through indirect wholly owned subsidiaries, acquired interests in an office building and an office portfolio consisting of five office buildings and 43 acres of undeveloped land. The Company recorded each acquisition as a business combination and expensed $1.6 million of acquisition costs. During the year ended December 31, 2011, the Company recognized $1.2 million of total revenues and $44,000 of operating income from these properties. In addition, during the year ended December 31, 2011, the Company acquired 1,375 acres of undeveloped land, which was accounted for as an asset acquisition.
1635 N. Cahuenga Building
On August 1, 2011, the Company, through an indirect wholly owned subsidiary, and Goldstein Planting Partners, LLC and its affiliates (collectively, “GPI”), entered into an agreement to form a joint venture (the “Cahuenga Joint Venture”), and on August 3, 2011, the Cahuenga Joint Venture acquired a six-story office building containing 34,711 rentable square feet located in Los Angeles, California (the “1635 N. Cahuenga Building”). Neither GPI nor the seller is affiliated with the Company or the Advisor.
The Company holds a 70% controlling membership interest in the Cahuenga Joint Venture and exercises significant control and therefore consolidates the Cahuenga Joint Venture in its financial statements. Income and losses are generally allocated among the members such that each member’s capital account is proportionately equal to the distributions that would be made to each member if the Joint Venture were dissolved pursuant to the provisions of the joint venture agreement. The Company records the portion of the Cahuenga Joint Venture not owned by the Company as noncontrolling interest. The purchase price of the 1635 N. Cahuenga Building paid by the Cahuenga Joint Venture was approximately $7.3 million plus closing costs. The Company allocated the purchase price of this property to the fair value of the assets acquired and liabilities assumed. The Company allocated $3.1 million to land, $3.8 million to building and improvements, $0.5 million to tenant origination and absorption and $0.1 million to below market leases. The weighted‑average amortization periods for the tenant origination and absorption costs and below-market leases were 3.4 years and 3.2 years, respectively.
Richardson Portfolio
On November 22, 2011, the Company, through an indirect wholly owned subsidiary, and JP-Richardson, LLC, an affiliate of JP Realty Partners, LTD., entered into an agreement to form a joint venture (the “Richardson Joint Venture”), and on November 23, 2011, the Richardson Joint Venture acquired a portfolio consisting of five office buildings containing 728,857 rentable square feet and 43 acres of undeveloped land in Richardson, Texas (the “Richardson Portfolio”). Neither JP‑Richardson, LLC nor the seller is affiliated with the Company or the Advisor.
The Company holds a 90% controlling membership interest in the Richardson Joint Venture and exercises significant control and therefore consolidates the Richardson Joint Venture in its financial statements. Income and losses are generally allocated among the members such that each member’s capital account is proportionately equal to the distributions that would be made to each member if the Richardson Joint Venture were dissolved pursuant to the provisions of the joint venture agreement. The Company records the portion of the Cahuenga Joint Venture not owned by the Company as noncontrolling interest. The purchase price of the Richardson Portfolio paid by the Richardson Joint Venture was $44.5 million plus closing costs. The Company allocated the purchase price of this property to the fair value of the assets acquired and liabilities assumed. The Company allocated $9.5 million to land, $28.1 million to building and improvements, $5.3 million to tenant origination and absorption, $1.9 million to above-market leases and $0.3 million to below market leases. The weighted-average amortization periods for the tenant origination and absorption costs, above-market leases and below-market leases were 4.3 years, 4.3 years and 4.5 years, respectively.

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2011

Park Highlands
On December 12, 2011, the Company, through an indirect wholly owned subsidiary, was the successful bidder in a bankruptcy auction of 1,375 acres of undeveloped land in North Las Vegas, Nevada (“Park Highlands”). On December 13, 2011, the Company through an indirect wholly owned subsidiary, entered into an agreement to form a joint venture (the “Park Highlands Joint Venture”) with Crescent Bay Land Fund 2 LLC, Benchmark Park Highland Holdings LLC and Michael Kremerman, and on December 30, 2011, the Park Highlands Joint Venture completed the acquisition of Park Highlands.  None of the joint venture members or the seller are affiliated with the Company or the advisor.
The Company owns a 50.1% controlling membership interest in the Park Highlands Joint Venture and exercises significant control and therefore consolidates the Park Highlands Joint Venture in its financial statements. Income and losses are generally allocated among the members such that each member’s capital account is proportionately equal to the distributions that would be made to each member if the Park Highlands Joint Venture were dissolved pursuant to the provisions of the joint venture agreement. The Company records the portion of the Park Highlands Joint Venture not owned by the Company as noncontrolling interest. The purchase price including acquisition fees and expenses for Park Highlands was $21.5 million, all of which was recorded as land.

4.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW‑MARKET LEASE LIABILITIES
As of December 31, 2011 and 2010, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	2011	2010	2011	2010	2011	2010
Cost	$8,235	$221	$3,298	$61	$(471)	$—
Accumulated Amortization	(1,344)	(127)	(452)	(34)	34	—
Net Amount	$6,891	$94	$2,846	$27	$(437)	$—
Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the years ended December 31, 2011 and 2010 are as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Year Ended December 31,		For the Year Ended December 31,		For the Year Ended December 31,
	2011	2010	2011	2010	2011	2010
Amortization	$1,773	$140	$653	$34	$(40)	$(2)
The remaining unamortized balance for these outstanding intangible assets and liabilities as of December 31, 2011 will be amortized for the years ending December 31 as follows (in thousands):

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2011

	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities
2012	$2,684	$1,041	$125
2013	1,494	642	106
2014	1,083	461	87
2015	766	256	81
2016	505	203	38
Thereafter	359	243	—
	$6,891	$2,846	$437
Weighted-Average Remaining Amortization Period	3.8 years	4.1 years	4.0 years

5.	REAL ESTATE LOANS RECEIVABLE
As of December 31, 2011 and 2010, the Company, through wholly owned subsidiaries, had invested in real estate loans receivable as set forth below. As of December 31, 2011, the Company had foreclosed on, or otherwise received title to, the properties which secured all of its investments in real estate loans receivable (in thousands):

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
				$13,227
_____________________
(1) Upon acquisition, the Company did not expect non-performing mortgages to perform in accordance with their contractual terms, including the repayment of the principal amounts outstanding under the loans, the payment of interest at the stated amounts on the face of notes or the repayment of the loans upon their maturity dates.
(2) Book value of real estate loans receivable represents outstanding principal balance adjusted for unamortized acquisition discounts, origination fees, and direct origination and acquisition costs.
The following summarizes the activity related to real estate loans receivable for the year ended December 31, 2011 (in thousands):

Real estate loans receivable - December 31, 2010	$13,227
Face value of real estate loans receivable acquired	25,631
Discount on purchase price of real estate loans receivable	(5,881)
Principal repayments received on real estate loans receivable	(438)
Closing costs on purchase of real estate loans receivable	370
Foreclosure on properties securing real estate loans receivable	(32,909)
Real estate loans receivable - December 31, 2011	$—

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2011

During the year ended December 31, 2011, the Company foreclosed on or entered into a deed-in-lieu of foreclosure agreement with respect to two first mortgage loans and a mortgage portfolio consisting of three separate first mortgage loans.  The Company successfully took title to the properties securing these loans, which are included in real estate in the accompanying consolidated balance sheet.

6.	REAL ESTATE SECURITIES
During the year ended December 31, 2011, the Company purchased six investments in fixed rate CMBS classified as available-for-sale. As of December 31, 2011, the Company’s CMBS Securities were as follows (in thousands):

Description	Credit Rating	Scheduled Maturity	Coupon Rate	Face Amount	Amortized Cost Basis	Unrealized Gains (Losses)	Fair Value
CMBS	AAA	06/10/2044	5.14%	$5,170	$5,235	$(5)	$5,230
CMBS	AAA	05/10/2043	4.54%	6,914	6,991	(28)	6,963
CMBS (1)	AAA	08/15/2038	5.10%	14,571	14,855	(28)	14,827
CMBS (1)	AAA	07/15/2042	5.11%	9,342	9,459	6	9,465
CMBS (1)	AAA	07/15/2042	5.11%	4,198	4,251	2	4,253
CMBS (1)	AAA	12/15/2043	5.33%	17,409	17,857	7	17,864
				$57,604	$58,648	$(46)	$58,602
_____________________
(1) The Company has entered into repurchase agreements with respect to these securities. See Note 7, "Note Payable and Repurchase Agreements."
As of December 31, 2011, the Company determined the fair value of the fixed rate CMBS to be $58.6 million, resulting in unrealized losses of $46,000 for the year ended December 31, 2011. The cumulative unrealized loss of $46,000 on the fixed rate CMBS as of December 31, 2011 was not determined to be other-than-temporary because the Company did not experience an adverse change to its cash flow estimates for the securities and the Company believes it has the intent and ability to hold the securities for a period of time sufficient to allow for recovery of the amortized cost basis.
During the year ended December 31, 2011, the Company did not recognize any other-than-temporary impairments on its real estate securities. It is difficult to predict the timing or magnitude of other-than-temporary impairments and significant judgments are required in determining impairments, including, but not limited to, assumptions regarding estimated prepayments, losses and changes in interest rates. As a result, actual realized losses could materially differ from these estimates.
The following summarizes the activity related to real estate securities for the year ended December 31, 2011 (in thousands):

Face value of securities acquired	$57,604
Premium on securities acquired	1,092
Amortization of premium on securities	(48)
Unrealized losses	(46)
Real estate securities - December 31, 2011	$58,602
The following table presents the fair value and unrealized losses of the Company’s investments in real estate securities as of December 31, 2011 (in thousands):

	Holding Period of Unrealized Losses of Investments in Real Estate Securities
	Less than 12 Months		12 Months or More		Total
Investment	Fair Value	Unrealized Losses	Fair Value	Unrealized Gains (Losses)	Fair Value	Unrealized Losses
Fixed Rate CMBS	$58,602	$(46)	$—	$—	$58,602	$(46)

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2011

7.	NOTES PAYABLE AND REPURCHASE AGREEMENTS
During the year ended December 31, 2011, the Company entered into two mortgage loans and four repurchase agreements. As of December 31, 2011, the Company’s notes payable and repurchase agreements consisted of the following (dollars in thousands):

	Principal	Contractual Interest Rate (1)	Effective Interest Rate (1)	Payment Type	Maturity Date (2)
1635 N. Cahuenga Mortgage Loan	$3,477	5.00%	5.0%	Interest Only	07/31/2016
Richardson Portfolio Mortgage Loan (3)	29,525	6.25%	6.25%	Interest Only	11/30/2015
Repurchase Agreements on real estate securities	30,201	LIBOR + 1.25%	1.54%	Interest Only	01/19/2012 (4)
Total Notes Payable and Repurchase Agreements	$63,203
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of December 31, 2011. Effective interest rate is calculated as the actual interest rate in effect as of December 31, 2011 (consisting of the contractual interest rate and contractual floor rates), using interest rate indices at December 31, 2011, where applicable.
(2) Represents the initial maturity date or the maturity date as extended as of December 31, 2011; subject to certain conditions, the maturity dates of certain loans may be extended beyond the date shown.
(3) On November 23, 2011, the Richardson joint venture entered into a four-year mortgage loan for borrowings up to $46.1 million. As of December 31, 2011, $29.5 million (the “Initial Funding”) had been disbursed to the joint venture and $16.6 million (the “Holdback”) remains available for future disbursements, subject to certain conditions set forth in the loan agreement. Interest on the Initial Funding is calculated at a fixed rate of 6.25% during the initial term of the loan. Interest on the Holdback is calculated at a variable annual rate of 400 basis points over three-month LIBOR, but at no point shall the interest rate be less than 6.25%.
(4) See Note 14 "Subsequent Events – Extension of Maturity of CMBS Repurchase Transactions."
During the year ended December 31, 2011, the Company incurred $0.3 million of interest expense. Of this amount, $0.2 million was payable as of December 31, 2011. Included in interest expense for the year ended December 31, 2011, was $24,000, of amortization of deferred financing costs. As of December 31, 2011, the Company’s deferred financing costs were $1.1 million, net of amortization.
The following is a schedule of maturities for all notes payable outstanding as of December 31, 2011 (in thousands):

	Current Maturity			Fully Extended Maturity (1)
	Notes Payable	Repurchase Agreements	Total	Notes Payable	Repurchase Agreements	Total
2012	$—	$30,201	$30,201	$—	$30,201	$30,201
2013	—	—	—	—	—	—
2014	—	—	—	—	—	—
2015	29,525	—	29,525	—	—	—
2016	3,477	—	3,477	33,002	—	33,002
Thereafter	—	—	—	—	—	—
	$33,002	$30,201	$63,203	$33,002	$30,201	$63,203
_____________________
(1) Represents the maturities of all notes payable outstanding as of December 31, 2011, assuming the Company exercises all extension options available per the terms of the loan agreements. The Company can give no assurance that it will be able to satisfy the conditions to extend the terms of the loan agreements.
Certain of our notes payable and repurchase agreements contain financial and non financial covenants. As of December 31, 2011, the Company was in compliance with all debt covenants.

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2011

Repurchase Agreements
Repurchase agreements involve the sale and simultaneous agreement to repurchase the transferred assets at a future date and are accounted for as a collateralized financing transaction.  The Company retains beneficial interest in the pledged collateral and includes the assets on its consolidated financial statements.  Proceeds from the repurchase agreements are treated as secured borrowings.  The carrying values of the Company’s repurchase agreements, the book values of the underlying collateral and the repurchase agreement counterparties as of December 31, 2011 are as follows (dollars in thousands):

Collateral	Balance Sheet Classification of Collateral	Carrying Value of Repurchase Agreement	Book Value of Underlying Collateral	Maturity Date of Collateral	Repurchase Agreement Counterparties
CMBS	Real estate securities	$9,664	14,827	08/15/2038	Wells Fargo Securities, LLC
CMBS	Real estate securities	6,154	9,465	07/15/2042	Wells Fargo Securities, LLC
CMBS	Real estate securities	2,766	4,253	07/15/2042	Wells Fargo Securities, LLC
CMBS	Real estate securities	11,617	17,864	12/15/2043	Wells Fargo Securities, LLC
		$30,201	$46,409
CMBS Master Repurchase Agreements
The Company, through an indirect wholly owned subsidiary (the “KBS Seller”), on December 12, 2011, entered into separate master repurchase agreements (collectively and as supplemented by the Transactions described above and as amended on December 21, 2011, the “Repurchase Agreements”) with Wells Fargo Bank, N.A. and Wells Fargo Securities, LLC (individually and collectively, the “Wells Buyer”). The Wells Buyer is not affiliated with the Company or the Advisor.
Pursuant to the Repurchase Agreements, the KBS Seller may sell to the Wells Buyer, and later repurchase from the Wells Buyer, securities or other assets (collectively, the “Securities”). The Wells Buyer is under no obligation to purchase any amount of Securities from the KBS Seller. The KBS Seller expects to use the Repurchase Agreement primarily to fund its purchase of certain CMBS. The Repurchase Agreements are fully guaranteed by the Company.
The purchase price to be paid by the Wells Buyer for any Security it purchases from the KBS Seller will be determined on the date of such transaction (each, a “Transaction”). Upon the KBS Seller’s repurchase of a Security from the Wells Borrower, the KBS Seller will be required to repay the Wells Buyer the purchase price paid by the Wells Buyer for such Security plus interest (which will be determined by the KBS Seller and the Wells Buyer prior to and in relation to each such repurchase) on the date of such repurchase. With respect to any Securities sold by the KBS Seller to the Wells Buyer, the KBS Seller is entitled to receive an amount equal to any income generated by such Securities that it would have been entitled to receive if the Securities had not been sold. The Wells Borrower may transfer such income to or credit the KBS Seller’s account, or apply such income to reduce the amount to be transferred by the KBS Seller to the Wells Buyer upon the repurchase of the Securities.
The Repurchase Agreements contain margin call provisions that generally provide the Wells Buyer with certain rights in the event that there has been a decline in the market value of Securities it has purchased from the KBS Buyer in an amount greater than $250,000. Under these circumstances, the Wells Buyer may require the KBS Seller to transfer cash or additional Securities with an aggregate market value in an amount sufficient to eliminate any margin deficit resulting from such a decline (a "Margin Call"). The Repurchase Agreements also contain margin excess provisions that generally provide the KBS Seller with certain rights in the event that there has been an increase in the market value of Securities purchased by the Wells Borrower from the KBS Seller in an amount greater than $250,000. Under these circumstances, the KBS Seller may require the Wells Buyer, at the Wells Buyer’s option, to transfer cash or purchased Securities with an aggregate market value in an amount sufficient to eliminate any margin excess resulting from such an increase in market value. The specific value of the Securities which will trigger transfers of cash or additional Securities in relation to either margin deficits or margin excesses will be determined by the KBS Seller and the Wells Buyer prior to and in relation to each Transaction.

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2011

In addition, the Repurchase Agreements contain events of default (subject to certain grace periods, notice provisions and materiality thresholds) customary for this type of agreement, including without limitation: payment and purchase defaults; bankruptcy or insolvency proceedings; Margin Call defaults; breaches of covenants and/or certain representations and warranties; failure by the KBS Seller to notify the Wells Buyer of its net worth (which equals gross assets less the aggregate amount of all liabilities, determined in accordance with generally accepted accounting principles); our net worth falling below $15 million; a default by the KBS Seller involving the failure to pay or acceleration of a monetary obligation in excess of the lower of $10 million or 3% of the KBS Seller’s net asset value and net asset value per share (as calculated by the KBS Seller) (the “Obligation Amount”), or permitting the acceleration of the maturity of obligations in excess of the Obligation Amount; defaults by us under certain monetary obligations; and certain failures by us as guarantor of the Repurchase Agreements. The remedies for such events of default are also customary for this type of agreement and include without limitation: the acceleration of the principal amount outstanding under the Repurchase Agreements; and the liquidation by the Wells Buyer of Securities it has purchased from the KBS Seller which are then subject to the Repurchase Agreements.

8.	FAIR VALUE DISCLOSURES
The fair value for certain financial instruments is derived using valuation techniques that involve significant management judgment. The price transparency of financial instruments is a key determinant of the degree of judgment involved in determining the fair value of the Company’s financial instruments. Financial instruments for which actively quoted prices or pricing parameters are available and for which markets contain orderly transactions will generally have a higher degree of price transparency than financial instruments for which markets are inactive or consist of non-orderly trades. The Company evaluates several factors when determining if a market is inactive or when market transactions are not orderly. See note 2, "Summary of Significant Accounting Policies." The following is a summary of the methods and assumptions used by management in estimating the fair value of each class of financial instruments for which it is practicable to estimate the fair value:
Cash and cash equivalents, rent and other receivables, and accounts payable and accrued liabilities: These balances     approximate their fair values due to the short maturities of these items.
Real estate loans receivable: The Company’s real estate loans receivable are presented in the accompanying consolidated balance sheets at their amortized cost net of recorded loan loss reserves and not at fair value. The fair values of real estate loans receivable are estimated using an internal valuation model that considered the expected cash flows for the loans, underlying collateral values (for collateral dependent loans) and estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements. As of December 31, 2011, the Company had foreclosed on, or otherwise received title to, the properties which secured all of its investments in real estate loans receivable.
Real estate securities: These investments are classified as available-for-sale and are presented at fair value.  The Company obtained the fair value of its CMBS investments, which are not traded in active markets, from a primary professional pricing source using quoted market prices for identical or comparable instruments, rather than direct observations of quoted prices in active markets.  Fair value obtained from this professional pricing source can also be based on pricing models whereby all significant observable inputs, including maturity dates, issue dates, settlement dates benchmark yields, reported trades, broker-dealer quotes, issue spreads, benchmark securities, bids, offers or other market related data, are observable or can be derived from or corroborated by observable market data for substantially the full term of the asset.  The Company validates the quoted market prices provided by its primary pricing service by comparing the fair values against the fair values provided by its investment custodian.  The Company classifies these inputs as Level 2 inputs.
Notes payable and repurchase agreements: The fair value of the Company’s notes payable and repurchase agreements is estimated using a discounted cash flow analysis based on management’s estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio, type of collateral and other credit enhancements. Additionally, when determining the fair value of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available, the Company measures fair value using (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as assets or (ii) another valuation technique that is consistent with the principles of fair value measurement, such as the income approach or the market approach.

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2011

The following were the carrying amounts and fair values of the Company’s financial instruments as of December 31, 2011 and 2010, for which carrying amounts do not approximate the fair values (in thousands):

	December 31, 2011			December 31, 2010
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Real estate loans receivable (1)	$—	$—	$—	$27,483	$13,227	$12,950
Financial liabilities:
Notes payable and repurchase agreements	$63,203	$63,203	$63,219	$—	$—	$—
_____________________
(1) As of December 31, 2011, the Company no longer owned any real estate loans receivable as it had foreclosed on or formally received title to the properties securing the loans.
Disclosure of the fair value of financial instruments is based on pertinent information available to the Company as of December 31, 2011 and 2010 and requires a significant amount of judgment. Despite increased capital market and credit market activity, transaction volume for certain financial instruments remains relatively low. This has made the estimation of fair values difficult and, therefore, both the actual results and the Company’s estimate of value at a future date could be materially different.
During the year ended December 31, 2011, the Company measured the following assets at fair value on a recurring basis (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
CMBS	$58,602	$—	$58,602	$—
During the year ended December 31, 2011, the Company measured the following non-financial assets on a nonrecurring basis at the time each event occurred (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Nonrecurring Basis:
Foreclosed real estate (1)	$32,713	$—	$—	$32,713
Investment in real estate (2)	73,297	—	—	73,297
Total Assets	$106,010	$—	$—	$106,010
_____________________
(1) Amount reflects estimated fair value of real estate on the date on which the Company foreclosed or to which it otherwise took title in 2011.
(2) Amount reflects acquisition date fair values of real estate acquired.

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2011

9.	RELATED PARTY TRANSACTIONS
The Advisory Agreement and the Dealer Manager Agreement entitle the Advisor and/or the Dealer Manager to specified fees upon the provision of certain services with regard to the Offering, the investment of funds in real estate and real estate‑related investments, and the disposition of real estate and real estate-related investments (including the discounted payoff of non-performing loans) among other services, as well as reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company and certain costs incurred by the Advisor in providing services to the Company. The Advisor and Dealer Manager also serve as the advisor and dealer manager, respectively, for KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust II, Inc., KBS Real Estate Investment Trust III, Inc. and KBS Legacy Partners Apartment REIT, Inc. During the years ended December 31, 2011, 2010 and 2009, no transactions occurred between the Company and these other KBS-sponsored programs.
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the years ended December 31, 2011, 2010 and 2009, respectively, and any related amounts payable as of December 31, 2011 and 2010 (in thousands):

	Incurred			Payable as of December 31,
	2011	2010	2009	2011	2010
Expensed
Asset management fees	$328	$30	$—	$17	$—
Reimbursable operating expenses (1)	60	462	346	—	312
Acquisition fees on real properties	460	18	—	—	—
Additional Paid-in Capital
Selling commissions	9,431	2,618	—	—	—
Dealer manager fees	4,893	1,498	—	—	—
Reimbursable other offering costs	2,450	3,438	—	14	66
Capitalized
Acquisition and origination fees on real estate loans receivable	199	131	—	—	—
Acquisition fee on undeveloped land	106	—	—	—	—
	$17,927	$8,195	$346	$31	$378
_____________________
(1) The Advisor may seek reimbursement for certain employee costs under the Advisory Agreement. Commencing July 1, 2010, the Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $60,000 and $16,000 for the years ended December 31, 2011 and 2010, respectively, and were the only employee costs reimbursed under the Advisory Agreement during these periods. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers.

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2011

10.	SEGMENT INFORMATION
The Company classified its operations by investment types: real estate and real estate‑related. Under the real estate segment, the Company has invested in or otherwise taken title to, through foreclosure or deed‑in‑lieu of foreclosure, opportunistic real estate including office properties, industrial/flex properties and undeveloped land. Under the real estate‑related segment, the Company has invested in non‑performing first mortgage loans. As of December 31, 2011, the Company had foreclosed on, or otherwise received title to, the properties which secured all of its investments in real estate loans receivable. All revenues earned from the Company’s two reporting segments were from external customers and there were no intersegment sales or transfers. Subsequent to December 31, 2011, the Company revised the composition of its segments to combine non-performing loans and opportunistic real estate into one reportable segment as the Company's management views investments in non-performing loans and opportunistic real estate as similar investments. As this determination was made subsequent to December 31, 2011, the Company is required to disclose financial data under the previous basis of segmentation for the years ended December 31, 2011 and 2010. The accounting policies of the segments are consistent with those described in Note 2, “Summary of Significant Accounting Policies.”
The Company does not allocate corporate-level accounts to its reporting segments. Corporate-level accounts include corporate general and administrative expenses, non-operating interest income, non-operating interest expense and other corporate-level expenses. As of December 31, 2011, the Company had invested in six CMBS investments for cash management purposes. Interest income from the CMBS investments are allocated to the corporate-level account and not the reporting segments.
The Company evaluates the performance of its segments based upon net operating income (“NOI”), which is a non-GAAP supplemental financial measure. The Company defines NOI as operating revenues (rental income, tenant reimbursements, interest income from real estate loans receivable and other operating income) less operating and related expenses (property operating expenses, real estate taxes, insurance, asset management fees, provision for bad debt and loan servicing costs) less interest expense, if any. NOI excludes certain items that are not considered to be controllable in connection with the management of an asset such as non‑property income and expenses, depreciation and amortization, and corporate general and administrative expenses. The Company uses NOI to evaluate the operating performance of the Company’s real estate and real estate-related investments and to make decisions about resource allocations. The Company believes that net income is the GAAP measure that is most directly comparable to NOI; however, NOI should not be considered as an alternative to net income as the primary indicator of operating performance as it excludes the items described above. Additionally, NOI as defined above may not be comparable to other REITs or companies as their definitions of NOI may differ from the Company’s definition.

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2011

The following tables summarize total revenues and NOI for each reportable segment for the years ended December 31, 2011 and 2010 (in thousands):

	Years Ended December 31,
	2011	2010
Revenues:
Real estate segment	$3,914	$177
Real estate-related segment	311	131
Total segment revenues	4,225	308
Corporate-level	53	—
Total Revenues	$4,278	$308
Interest Expense:
Real estate segment	$300	$—
Real estate-related segment	—	—
Total segment interest expense	300	—
Corporate-level	13	—
Total Interest Expense	$313	$—
NOI:
Real estate segment	$(467)	$(95)
Real estate-related segment	235	110
Total NOI	$(232)	$15
The following tables summarize total assets and total liabilities for each reportable segment as of December 31, 2011 and 2010 (in thousands):

	As of December 31,
	2011	2010
Assets:
Real estate segment	$114,310	$4,637
Real estate-related segment	—	13,832
Total segment assets	114,310	18,469
Corporate-level (1)	144,153	23,935
Total assets	$258,463	$42,404
Liabilities:
Real estate segment	$36,146	$295
Real estate-related segment	—	563
Total segment liabilities	36,146	858
Corporate-level (2)	30,482	488
Total liabilities	$66,628	$1,346
_____________________
(1) Corporate-level assets consisted primarily of net proceeds from the Offering being held in the form of cash and cash equivalents of approximately $83.9 million and $23.5 million as of December 31, 2011 and December 31, 2010, respectively and CMBS of $58.6 million as of December 31, 2011.
(2) Corporate-level liabilities consisted primarily of repurchase agreements of $30.2 million as of December 31, 2011.

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2011

The following table reconciles the Company’s net loss to its NOI for the years ended December 31, 2011 and 2010 (in thousands):

	Years Ended December 31,
	2011	2010
Net loss	$(7,799)	$(1,975)
Interest income from real estate securities and other interest income	(170)	(18)
Real estate acquisition fees and expenses	1,139	51
Real estate acquisition fees and expenses to affiliates	460	18
Costs related to the foreclosure of loans receivable	901	92
General and administrative expenses	2,005	1,635
Depreciation and amortization	3,203	212
Corporate-level interest expense	13	—
Corporate-level asset management fees to affiliates	16	—
NOI	$(232)	$15

11.	PRO FORMA FINANCIAL INFORMATION (UNAUDITED)
The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the years ended December 31, 2011 and 2010. The Company acquired interests in an office building and an office portfolio consisting of five office buildings and 43 acres of undeveloped land during the year ended December 31, 2011, all of which were accounted for as business combinations. The following unaudited pro forma information for the years ended December 31, 2011 and 2010 has been prepared to give effect to the acquisition of the Richardson Portfolio as if the acquisition occurred on January 1, 2010. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had this acquisition occurred on this date, nor does it purport to predict the results of operations for future periods (in thousands, except share and per share amounts).

	For the Year Ended December 31,
	2011	2010
Revenues	$12,991	$10,966
Depreciation and amortization	$4,823	$1,885
Net loss attributable to common stockholders	$(5,718)	$(1,105)
Net loss per common share, basic and diluted	$(0.44)	$(0.33)
Weighted-average number of common shares outstanding, basic and diluted	12,880,234	3,298,902
The unaudited pro forma information for the year ended December 31, 2011 was adjusted to exclude $1.3 million of acquisition costs related to the above properties incurred in 2011.

12.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2011 and 2010 (in thousands, except per share amounts):

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$337	$609	$1,189	$2,143
Net loss attributable to commons stockholders	$(703)	$(1,677)	$(1,844)	$(3,357)
Net loss per common share, basic and diluted	$(0.12)	$(0.19)	$(0.14)	$(0.19)
Distributions declared per common share (1)	$—	$—	$—	$0.300

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2011

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$—	$—	$75	$233
Net loss	$(3)	$(603)	$(460)	$(909)
Net loss per common share, basic and diluted	$(0.13)	$(0.74)	$(0.23)	$(0.24)
Distributions declared per common share	$—	$—	$—	$—
_____________________
(1) On December 2, 2011, the Company’s board of directors declared a distribution in the amount of $0.30 per share of common stock, or 3.0% of the initial public offering price of $10.00 per share of common stock, to stockholders of record as of the close of business on December 23, 2011. The Company paid this distribution on December 23, 2011. Investors could choose to receive cash distributions or purchase additional shares under the dividend reinvestment plan.

13.	COMMITMENTS AND CONTINGENCIES
Economic Dependency
The Company is dependent on the Advisor and the Dealer Manager for certain services that are essential to the Company, including the sale of the Company’s shares of common and preferred stock available for issuance; the identification, evaluation, negotiation, origination, acquisition and disposition of investments; management of the daily operations of the Company’s investment portfolio; and other general and administrative responsibilities. In the event that these companies are unable to provide the respective services, the Company will be required to obtain such services from other sources.
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Although there can be no assurance, the Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations as of December 31, 2011. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities.
Legal Matters
From time to time, the Company is a party to legal proceedings that arise in the ordinary course of its business. Management is not aware of any legal proceedings of which the outcome is probable or reasonably possible to have a material adverse effect on the Company’s results of operations or financial condition, which would require accrual or disclosure of the contingency and the possible range of loss. Additionally, the Company has not recorded any loss contingencies related to legal proceedings in which the potential loss is deemed to be remote.

14.	SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Status of the Offering
The Company commenced the Offering on November 20, 2009. As of March 6, 2012, the Company had sold 24,651,860 shares of common stock in the Offering for gross offering proceeds of $244.1 million, including 468,558 shares of common stock under the DRP for gross offering proceeds of $4.5 million. Also as of March 6, 2012, the Company had redeemed 25,242 of the shares sold in the Offering for $0.2 million.
Extension of Maturity of CMBS Repurchase Transactions
On December 12, 2011, the “Company, through an indirect wholly owned subsidiary, entered into separate master repurchase agreements (collectively and as amended on December 21, 2011, the “Repurchase Agreements”) with Wells Fargo Bank, N.A. and Wells Fargo Securities, LLC (individually and collectively, the “Wells Buyer”). Pursuant to the Repurchase Agreements, during December 2011, the Company entered into four separate one-month repurchase transactions with the Wells Buyer relating to certain CMBS investments. These repurchase transactions relating to the CMBS Investments have been successively extended through March 16, 2012 under substantially the same terms.

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2011

Sale of the 10564 Industrial Avenue Building
On September 10, 2010, the Company, through an indirect wholly owned subsidiary, purchased three separate non-performing first mortgage loans (collectively, the “Roseville Commerce Center Mortgage Portfolio”) at a discounted purchase price of $5.9 million plus closing costs. The Roseville Commerce Center Mortgage Portfolio was secured by five industrial flex buildings with each building containing approximately 22,500 rentable square feet and four parcels of partially improved land encompassing 6.0 acres.  The properties are located at 10556-10612 Industrial Avenue in Roseville, California.  On June 27, 2011, the Company foreclosed on the properties securing the Roseville Commerce Center Mortgage Portfolio, and thereby obtained ownership of them.  In December 2011, the Company received an unsolicited offer to purchase one of the industrial flex buildings located at 10564 Industrial Avenue in Roseville, California and on January 31, 2012, upon receiving approval from the Company’s board of directors, the Company sold this building for $1.3 million.  The purchaser is not affiliated with the Company or the Advisor.  As a result of the sale of the property, the Company recognized a gain of $0.5 million.
Distribution Declared and Paid
On February 13, 2012, the Company’s board of directors authorized a distribution in the amount of $0.02309337 per share of common stock to stockholders of record as of the close of business on February 14, 2012. The Company paid this distribution on February 17, 2012. This distribution was made in connection with the Company’s disposition of 10564 Industrial Avenue in Roseville, California.  The aggregate authorized distribution to the Company’s stockholders is approximately equal to the gain resulting from this disposition and was funded with proceeds from this disposition. The distribution was paid in cash or, for investors enrolled in the Company’s distribution reinvestment plan, reinvested in additional shares.
Loan Purchase and Sale Agreement for 1180 Raymond First Mortgage
On March 12, 2012, the Company, through an indirect wholly owned subsidiary, entered into a loan purchase and sale agreement to purchase, at a discount, a non-performing first mortgage loan (the “1180 Raymond First Mortgage”) for $35.0 million plus closing costs.  The seller is not affiliated with the Company or the Advisor.  The 1180 Raymond First Mortgage is secured by a multifamily tower containing 317 apartment units located in Newark, New Jersey.  Pursuant to the loan purchase and sale agreement, the Company would be obligated to purchase the loan only after satisfaction of agreed upon closing conditions.  There can be no assurance that the Company will complete the acquisition.  As of March 12, 2012, the Company had made a deposit of $3.5 million, and in some circumstances, if the Company fails to complete the acquisition, the Company may forfeit $3.5 million of earnest money.

KBS STRATEGIC OPPORTUNITY REIT, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
December 31, 2011
(dollar amounts in thousands)

				Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances	Land	Building and Improvements (1)	Total	Cost Capitalized Subsequent to Acquisition (2)	Land	Building and Improvements (1)	Total (3)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired or Foreclosed on
Village Overlook Buildings	Stockbridge, GA	100%	$—	$440	$1,332	$1,772	$4	$440	$1,336	$1,776	$(100)	1993	08/02/2010
Academy Point Atrium I	Colorado Springs, CO	100%	—	1,650	1,223	2,873	1,661	1,650	2,884	4,534	(52)	1981	11/03/2010
Northridge Center I & II	Atlanta, GA	100%	—	2,234	4,457	6,691	163	2,234	4,620	6,854	(564)	1985/1989	03/25/2011
Iron Point Business Park	Folsom, CA	100%	—	2,671	16,576	19,247	291	2,671	16,867	19,538	(1,065)	1999/2001	06/21/2011
Roseville Commerce Center	Roseville, CA	100%	—	2,010	3,311	5,321	27	2,010	3,338	5,348	(204)	2006	06/27/2011
1635 N. Cahuenga Building	Los Angeles, CA	70%	3,477	3,112	4,245	7,357	125	3,112	4,370	7,482	(138)	1983	08/03/2011
Richardson Portfolio
Palisades Central I	Richardson, TX	90%	(4)	1,037	8,628	9,665	31	1,037	8,659	9,696	(119)	1980	11/23/2011
Palisades Central II	Richardson, TX	90%	(4)	810	17,117	17,927	—	810	17,117	17,927	(265)	1985	11/23/2011
Greenway I	Richardson, TX	90%	(4)	561	1,170	1,731	—	561	1,170	1,731	(4)	1983	11/23/2011
Greenway II	Richardson, TX	90%	(4)	854	2,392	3,246	—	854	2,392	3,246	(8)	1985	11/23/2011
Greenway III	Richardson, TX	90%	(4)	702	4,083	4,785	373	702	4,456	5,158	(64)	1983	11/23/2011
Undeveloped Land	Richardson, TX	90%	(4)	5,500	—	5,500	—	5,500	—	5,500	—	N/A	11/23/2011
Total Richardson Portfolio			29,525	9,464	33,390	42,854	404	9,464	33,794	43,258	(460)
Park Highlands	North Las Vegas, NV	50%	—	21,545	—	21,545	—	21,545	—	21,545	—	N/A	12/30/2011
		TOTAL	$33,002	$43,126	$64,534	$107,660	$2,675	$43,126	$67,209	$110,335	$(2,583)
____________________
(1) Building and improvements include tenant origination and absorption costs.
(2) Costs capitalized subsequent to acquisition is net of write-offs of fully depreciated/amortized assets.
(3) The aggregate cost of real estate for federal income tax purposes was $114.9 million as of December 31, 2011.
(4) As of December 31, 2011, $29.5 million of debt was outstanding secured by the Richardson Portfolio.

KBS STRATEGIC OPPORTUNITY REIT, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
December 31, 2011
(dollar amounts in thousands)

	2011	2010
Real Estate
Balance at the beginning of the year	$4,737	$—
Acquisitions (1)	103,015	4,646
Improvements	3,351	113
Write-off of fully depreciated and fully amortized assets	(768)	(22)
Balance at the end of the year	$110,335	$4,737

Accumulated depreciation
Balance at the beginning of the year	$190	$—
Depreciation expense	3,161	212
Write-off of fully depreciated and fully amortized assets	(768)	(22)
Balance at the end of the year	$2,583	$190
____________________
(1) Acquisitions includes properties which the Company acquired through foreclosure on or to which it otherwise received title.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on March 12, 2012.

KBS STRATEGIC OPPORTUNITY REIT, INC.

By:	/s/ Keith D. Hall
Keith D. Hall
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ KEITH D. HALL	Chief Executive Officer and Director	March 12, 2012
Keith D. Hall
/s/ PETER MCMILLIAN III	Chairman of the Board, President and Director	March 12, 2012
Peter McMillian III
/s/ DAVID E. SNYDER	Chief Financial Officer	March 12, 2012
David E. Snyder
/s/ STACIE K. YAMANE	Chief Accounting Officer	March 12, 2012
Stacie K. Yamane
/s/ MICHAEL L. MEYER	Director	March 12, 2012
Michael L. Meyer
/s/ WILLIAM M. PETAK	Director	March 12, 2012
William M. Petak
/s/ ERIC J. SMITH	Director	March 12, 2012
Eric J. Smith