Form 10-Q
period 2012-03-31
KBS Strategic Opportunity REIT, Inc.
filed 2012-05-11
CIK 1452936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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
Yes  ☐  No  ☒
As of May 4, 2012, there were 28,571,287 outstanding shares of common stock of KBS Strategic Opportunity REIT, Inc.

KBS STRATEGIC OPPORTUNITY REIT, INC.
FORM 10-Q
March 31, 2012

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2012	December 31, 2011
	(unaudited)
Assets
Real estate, net	$106,009	$107,752
Real estate loan receivable, net	35,651	—
Real estate securities ($44.5 million and $46.4 million pledged under repurchase agreements, respectively)	56,406	58,602
Total real estate and real estate-related investments, net	198,066	166,354
Cash and cash equivalents	86,168	86,379
Rents and other receivables, net	865	510
Above-market leases, net	2,530	2,846
Prepaid expenses and other assets	2,947	2,374
Total assets	$290,576	$258,463
Liabilities and stockholders’ equity
Notes payable and repurchase agreements:
Notes payable	$30,282	$33,002
Repurchase agreements on real estate securities	28,797	30,201
Total notes payable and repurchase agreements	59,079	63,203
Accounts payable and accrued liabilities	2,039	2,235
Due to affiliates	7	31
Below-market leases, net	401	437
Security deposits and other liabilities	1,027	722
Total liabilities	62,553	66,628
Commitments and contingencies (Note 10)
Redeemable common stock	5,451	5,291
Equity
KBS Strategic Opportunity REIT, Inc. stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 26,301,087 and 22,214,815 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	263	222
Additional paid-in capital	224,717	188,817
Cumulative distributions and net losses	(17,298)	(15,968)
Accumulated other comprehensive gain (loss)	296	(46)
Total KBS Strategic Opportunity REIT, Inc. stockholders’ equity	207,978	173,025
Noncontrolling interests	14,594	13,519
Total equity	222,572	186,544
Total liabilities and stockholders’ equity	$290,576	$258,463
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2012	2011
Revenues:
Rental income	$2,832	$117
Tenant reimbursements	284	14
Interest income from real estate loans receivable	—	206
Interest income from real estate securities	431	—
Other operating income	29	—
Total revenues	3,576	337
Expenses:
Operating, maintenance, and management	1,499	108
Real estate taxes and insurance	547	56
Asset management fees to affiliate	291	41
Costs related to foreclosure of loans receivable	—	219
General and administrative expenses	653	439
Depreciation and amortization	1,749	193
Interest expense	704	—
Total expenses	5,443	1,056
Other income:
Other interest income	20	16
Gain from extinguishment of debt	597	—
Total other income	617	16
Loss from continuing operations	(1,250)	(703)
Discontinued operations:
Gain on sale of real estate, net	545	—
Total income from discontinued operations	545	—
Net loss	(705)	(703)
Net income attributable to noncontrolling interests	(78)	—
Net loss attributable to common stockholders	$(783)	$(703)
Basic and diluted income (loss) per common share:
Continuing operations	(0.05)	(0.12)
Discontinued operations	0.02	—
Net loss per common share	$(0.03)	$(0.12)
Weighted-average number of common shares outstanding, basic and diluted	23,974,487	6,002,627
Distributions declared per common share	$0.023	$—
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2012	2011
Net loss	$(705)	$(703)
Other comprehensive income:
Unrealized gain on real estate securities	342	—
Total other comprehensive income	342	—
Total comprehensive loss	(363)	(703)
Total comprehensive income attributable to noncontrolling interests	(78)	—
Total comprehensive loss attributable to common stockholders	$(441)	$(703)
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Year Ended December 31, 2011 and the Three Months Ended March 31, 2012 (unaudited)
(dollars in thousands)

			Additional Paid-in Capital	Cumulative Distributions and Net Losses	Accumulated Other Comprehensive Gain (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Common Stock
	Shares	Amounts
Balance, December 31, 2010	5,132,988	$52	$42,988	$(1,982)	$—	$41,058	$—	$41,058
Net loss	—	—	—	(7,581)	—	(7,581)	(218)	(7,799)
Other comprehensive loss	—	—	—	—	(46)	(46)	—	(46)
Issuance of common stock	17,085,827	171	168,995	—	—	169,166	—	169,166
Transfers to redeemable common stock	—	—	(5,291)	—	—	(5,291)	—	(5,291)
Redemptions of common stock	(4,000)	(1)	(39)	—	—	(40)	—	(40)
Distributions declared	—	—		(6,405)	—	(6,405)		(6,405)
Commissions on stock sales and related dealer manager fees to affiliate	—	—	(14,324)	—	—	(14,324)	—	(14,324)
Other offering costs	—	—	(3,512)	—	—	(3,512)	—	(3,512)
Noncontrolling interests contributions	—	—	—	—	—	—	13,737	13,737
Balance, December 31, 2011	22,214,815	$222	$188,817	$(15,968)	$(46)	$173,025	$13,519	$186,544
Net (loss) income	—	—	—	(783)	—	(783)	78	(705)
Other comprehensive income	—	—	—	—	342	342	—	342
Issuance of common stock	4,108,135	42	40,784	—	—	40,826	—	40,826
Transfers to redeemable common stock	—	—	(160)	—	—	(160)	—	(160)
Redemptions of common stock	(21,863)	(1)	(203)	—	—	(204)	—	(204)
Distributions declared	—	—		(547)	—	(547)		(547)
Commissions on stock sales and related dealer manager fees to affiliate	—	—	(3,625)	—	—	(3,625)	—	(3,625)
Other offering costs	—	—	(896)	—	—	(896)	—	(896)
Noncontrolling interests contributions	—	—	—	—	—	—	997	997
Balance, March 31, 2012	26,301,087	$263	$224,717	$(17,298)	$296	$207,978	$14,594	$222,572
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2012	2011
Cash Flows from Operating Activities:
Net loss	$(705)	$(703)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,749	193
Gain on sale of real estate, net	(545)	—
Gain on extinguishment of debt	(597)	—
Deferred rent	(334)	(3)
Amortization of above- and below-market leases, net	280	30
Amortization of deferred financing costs	72	—
Interest accretion on marketable securities	286	—
Changes in assets and liabilities:
Rents and other receivables	(21)	29
Prepaid expenses and other assets	(687)	501
Accounts payable and accrued liabilities	280	(374)
Due to affiliates	(10)	(301)
Security deposits and other liabilities	305	(8)
Net cash provided by (used in) operating activities	73	(636)
Cash Flows from Investing Activities:
Improvements to real estate	(1,296)	(96)
Investments in real estate	—	(407)
Proceeds from sales of real estate, net	1,142	—
Investments in real estate loans receivable	(35,539)	(19,953)
Principal repayments on real estate loans receivable	—	544
Principal repayments on real estate securities	2,252	—
Net cash used in investing activities	(33,441)	(19,912)
Cash Flows from Financing Activities:
Proceeds from notes payable	757	—
Payments on notes payable	(2,869)	—
Payments on repurchase agreements	(1,404)	—
Proceeds from issuance of common stock	40,462	17,688
Payments to redeem common stock	(204)	—
Payments of commissions on stock sales and related dealer manager fees	(3,625)	(1,544)
Payments of other offering costs	(774)	(730)
Distributions paid	(183)	—
Noncontrolling interests contributions	997	—
Net cash provided by financing activities	33,157	15,414
Net decrease in cash and cash equivalents	(211)	(5,134)
Cash and cash equivalents, beginning of period	86,379	23,642
Cash and cash equivalents, end of period	$86,168	$18,508
Supplemental Disclosure of Noncash Transactions:
Interest paid	$785	$—
Supplemental Disclosure of Noncash Transactions:
Investments in real estate through foreclosure	$—	$6,556
Increase in loan origination fees payable	$112	$—
Increase in due to affiliates for offering costs	$—	$101
Increase in accounts payable and accrued liabilities for offering costs	$136	$—
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$364	$—
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
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
The Company expects to invest in and manage a diverse portfolio of real estate-related loans, opportunistic real estate, real estate-related debt securities and other real estate-related investments. Such investments have included, and are expected to continue to include, non-performing loans (which have resulted in, and may continue to result in, the acquisition of the underlying property securing the loan through foreclosure or similar processes), non-stabilized or undeveloped properties, and commercial mortgage backed securities (“CMBS”). The Company may also invest in entities that make similar investments. As of March 31, 2012, the Company owned five office properties, one office portfolio consisting of five office buildings and 43 acres of undeveloped land, one industrial/flex property, 1,375 acres of undeveloped land, six investments in CMBS and one non-performing first mortgage loan.
On January 8, 2009, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a minimum of 250,000 shares and a maximum of 140,000,000 shares of common stock for sale to the public (the “Offering”), of which 100,000,000 shares were registered in a primary offering and 40,000,000 shares were registered to be sold under the Company’s dividend reinvestment plan. The SEC declared the Company’s registration statement effective on November 20, 2009 and the Company retained KBS Capital Markets Group LLC (the “Dealer Manager”), an affiliate of the Company, to serve as the dealer manager of the Offering pursuant to a dealer manager agreement, as amended and restated on August 9, 2011 (the “Dealer Manager Agreement”). The Dealer Manager is responsible for marketing the Company’s shares being offered pursuant to the Offering. The Company intends to use substantially all of the net proceeds from the Offering to invest in a diverse portfolio of real estate-related loans, opportunistic real estate, real estate-related debt securities and other real estate-related investments, as described above.
As of March 31, 2012, the Company had sold 26,085,956 shares of common stock in the Offering for gross offering proceeds of $258.4 million, including 468,570 shares of common stock sold under the dividend reinvestment plan for gross offering proceeds of $4.5 million. Also, as of March 31, 2012, the Company had redeemed 25,863 shares sold in the Offering for $0.2 million. Additionally, on December 29, 2011, the Company issued 220,994 shares of common stock for $2.0 million in a private transaction exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2012
(unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10‑K for the year ended December 31, 2011, except for the presentation of other comprehensive income (loss).  In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU No. 2011-05”).  ASU No. 2011-05 requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The Company elected to present comprehensive income in two separate but consecutive statements as part of its consolidated financial statements.  For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K filed with the SEC.
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the FASB ASC and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.
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
Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of the prior period.
Segments
The Company has invested in non-performing loans and opportunistic real estate assets and classified its operations by investment type: real estate-related and real estate. In general, the Company intends to hold its investments in non-performing loans and opportunistic real estate for capital appreciation.  Traditional performance metrics of non-performing loans and opportunistic real estate may not be meaningful as these investments are non-stabilized and do not provide a consistent stream of interest income or rental revenue.  As a result, the Company’s management views non-performing loans and opportunistic real estate as similar investments. Substantially all of the Company’s revenue and net income (loss) is from non-performing loans and opportunistic real estate assets, and therefore, the Company currently operates in one reportable business segment.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2012
(unaudited)

Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three months ended March 31, 2012 and 2011.
Recently Issued Accounting Standards Updates
In December 2011, the FASB issued ASU No. 2011-10, Property, Plant and Equipment (Topic 360): Derecognition of in Substance Real Estate-a Scope Clarification (a consensus of the FASB Emerging Issues Task Force) (“ASU No. 2011-10”).  ASU No. 2011-10 clarifies when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of a default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance for Real Estate Sale (Subtopic 360-20).  For public companies, the provisions of ASU No. 2011-10 are effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012.  The Company does not expect that the adoption of ASU No. 2011-10 will have a material impact to its consolidated financial statements.
In April 2011, the FASB issued ASU No. 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements (“ASU No. 2011-03”).  ASU No. 2011-03 modifies the criteria for determining when repurchase agreements would be accounted for as a secured borrowing rather than as a sale. ASU No. 2011-03 removes from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. ASU No. 2011-03 is effective for the first interim or annual period beginning on or after December 15, 2011.  As the Company accounts for all of its repurchase agreements as secured borrowings, the adoption of ASU No. 2011-03 did not have a material impact on the Company’s consolidated financial statements.

3.	REAL ESTATE
As of March 31, 2012, the Company owned five office properties, one office portfolio consisting of five office buildings and 43 acres of undeveloped land and one industrial/flex property, encompassing, in the aggregate, approximately 1.4 million rentable square feet. As of March 31, 2012, these properties were 46% occupied. In addition, the Company owned 1,375 acres of undeveloped land. The following table summarizes the Company’s real estate investments as of March 31, 2012 and December 31, 2011, respectively (in thousands):

	March 31, 2012	December 31, 2011
Land	$43,230	$43,126
Buildings and improvements	58,642	58,974
Tenant origination and absorption costs	7,938	8,235
Total real estate, cost	109,810	110,335
Accumulated depreciation and amortization	(3,801)	(2,583)
Total real estate, net	$106,009	$107,752

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2012
(unaudited)

The following table provides summary information regarding the properties owned by the Company as of March 31, 2012 (in thousands):

Property	Date Acquired or Foreclosed on	City	State	Property Type	Land	Building and Improvements	Tenant Origination and Absorption	Total Real Estate at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net	Ownership %
Village Overlook Buildings	08/02/2010	Stockbridge	GA	Office	$440	$1,309	$27	$1,776	$(125)	$1,651	100.0%
Academy Point Atrium I	11/03/2010	Colorado Springs	CO	Office	1,650	2,949	—	4,599	(85)	4,514	100.0%
Northridge Center I & II	03/25/2011	Atlanta	GA	Office	2,234	3,908	672	6,814	(743)	6,071	100.0%
Iron Point Business Park	06/21/2011	Folsom	CA	Office	2,671	15,568	956	19,195	(954)	18,241	100.0%
Roseville Commerce Center (1)	06/27/2011	Roseville	CA	Industrial/Flex	1,800	2,403	543	4,746	(289)	4,457	100.0%
1635 N. Cahuenga Building	08/03/2011	Los Angeles	CA	Office	3,112	3,879	485	7,476	(234)	7,242	70.0%
Richardson Portfolio:
Palisades Central I	11/23/2011	Richardson	TX	Office	1,037	7,116	1,543	9,696	(358)	9,338	90.0%
Palisades Central II	11/23/2011	Richardson	TX	Office	810	14,488	2,733	18,031	(799)	17,232	90.0%
Greenway I	11/23/2011	Richardson	TX	Office	561	1,170	—	1,731	(11)	1,720	90.0%
Greenway II	11/23/2011	Richardson	TX	Office	854	2,392	—	3,246	(23)	3,223	90.0%
Greenway III	11/23/2011	Richardson	TX	Office	702	3,460	979	5,141	(180)	4,961	90.0%
Undeveloped Land	11/23/2011	Richardson	TX	Undeveloped Land	5,500	—	—	5,500	—	5,500	90.0%
Total Richardson Portfolio					9,464	28,626	5,255	43,345	(1,371)	41,974
Park Highlands	12/30/2011	North Las Vegas	NV	Undeveloped Land	21,859	—	—	21,859	—	21,859	50.1%
					$43,230	$58,642	$7,938	$109,810	$(3,801)	$106,009
_____________________
(1) See “– Sale of 10564 Industrial Building” below.
Operating Leases
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of March 31, 2012, the leases, excluding options to extend, had remaining terms of up to 8.0 years with a weighted-average remaining term of 2.8 years. Some of the leases have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from tenants in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash and assumed in real estate acquisitions or foreclosures related to tenant leases are included in security deposits and other liabilities in the accompanying consolidated balance sheets and totaled $0.5 million and $0.5 million as of March 31, 2012 and December 31, 2011, respectively.
During the three months ended March 31, 2012, the Company recognized deferred rent from tenants of $0.3 million. As of March 31, 2012 and December 31, 2011, the cumulative deferred rent receivable balance was $0.5 million and $0.2 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The Company records property operating expense reimbursements due from tenants for common area maintenance, real estate taxes, and other recoverable costs in the period the related expenses are incurred.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2012
(unaudited)

As of March 31, 2012, the future minimum rental income from the Company’s properties under non-cancelable operating leases was as follows (in thousands):

April 1, 2012 through December 31, 2012	$6,783
2013	8,002
2014	6,973
2015	5,405
2016	3,989
Thereafter	3,761
$34,913
As of March 31, 2012, the Company’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Management Consulting	20	$3,451	29.1%
Finance and Insurance	12	2,189	18.5%
Other Professional Services	13	1,772	15.0%
		$7,412	62.6%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of March 31, 2012, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
No other tenant industries accounted for more than 10% of annualized base rent. No material tenant credit issues have been identified at this time.
Geographic Concentration Risk
As of March 31, 2012, the Company’s real estate investment in Texas and California represented 14.4% and 10.3% of the Company’s total assets, respectively.  As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the Texas and California real estate markets.  Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.
Sale of the 10564 Industrial Avenue Building
On September 10, 2010, the Company, through an indirect wholly owned subsidiary, purchased three separate non-performing first mortgage loans (collectively, the “Roseville Commerce Center Mortgage Portfolio”) at a discounted purchase price of $5.9 million plus closing costs. The Roseville Commerce Center Mortgage Portfolio was secured by five industrial flex buildings with each building containing approximately 22,500 rentable square feet and four parcels of partially improved land encompassing 6.0 acres.  The properties are located at 10556-10612 Industrial Avenue in Roseville, California.  On June 27, 2011, the Company foreclosed on the properties securing the Roseville Commerce Center Mortgage Portfolio, and thereby obtained ownership of them.  In December 2011, the Company received an unsolicited offer to purchase one of the industrial flex buildings located at 10564 Industrial Avenue in Roseville, California and on January 31, 2012, upon receiving approval from the Company’s board of directors, the Company sold this building that had a net book value of $0.6 million for $1.3 million.  The purchaser is not affiliated with the Company or the Advisor.  As a result of the sale of the property, the Company recognized a gain on sale of $0.5 million. The building sold had no revenue or expenses for the three months ended March 31, 2011 and revenue and expenses of $0 and $12,000 for the three months ended March 31, 2012, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2012
(unaudited)

4.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW‑MARKET LEASE LIABILITIES
As of March 31, 2012 and December 31, 2011, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Cost	$7,938	$8,235	$3,205	$3,298	$(471)	$(471)
Accumulated Amortization	(1,899)	(1,344)	(675)	(452)	70	34
Net Amount	$6,039	$6,891	$2,530	$2,846	$(401)	$(437)
Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three months ended March 31, 2012 and 2011 are as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended March 31,		For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2012	2011	2012	2011	2012	2011
Amortization	$(852)	$(121)	$(316)	$(30)	$36	$—

5.	REAL ESTATE LOAN RECEIVABLE
As of March 31, 2012, the Company, through wholly owned subsidiaries, had invested in a real estate loan receivable as set forth below (in thousands):

Loan Name Location of Related Property or Collateral	Date Acquired	Property Type	Loan Type (1)	Book Value as of March 31, 2012 (2)	Maturity Date (3)
1180 Raymond First Mortgage
Newark, New Jersey	03/14/2012	Multifamily	Non-Performing Mortgage	$35,651	06/01/2018
_____________________
(1) Upon acquisition, the Company did not expect the non-performing mortgage to perform in accordance with its contractual terms, including the repayment of the principal amount outstanding under the loan, the payment of interest at the stated amount on the face of the note or the repayment of the loan upon its maturity date.
(2) Book value of the real estate loan receivable represents outstanding principal balance adjusted for unamortized acquisition discounts, origination fees, and direct origination and acquisition costs.
(3) Maturity date is as of March 31, 2012. As this is a non-performing loan, the Company does not anticipate the outstanding principal balance to be repaid at maturity.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2012
(unaudited)

The following summarizes the activity related to the real estate loan receivable for the three months ended March 31, 2012 (in thousands):

Face value of real estate loan receivable acquired	$54,500
Discount on purchase price of real estate loan receivable	(19,500)
Closing costs on purchase of real estate loan receivable	651
Real estate loan receivable - March 31, 2012	$35,651
Recent Acquisition
Investment in 1180 Raymond First Mortgage
On March 14, 2012, the Company, through an indirect wholly owned subsidiary, purchased, at a discount, a non-performing first mortgage loan (the “1180 Raymond First Mortgage”) for $35.0 million plus closing costs.  The Company acquired the loan from US Bank National Association, which is not affiliated with the Company or the Advisor.  The borrower under the 1180 Raymond First Mortgage is 1180 Astro Urban Renewal Investors, LLC, which is not affiliated with the Company or the Advisor. The 1180 Raymond First Mortgage is secured by a multifamily tower containing 317 apartment units located in Newark, New Jersey.
As this loan was non-performing at acquisition, the 1180 Raymond First Mortgage was placed on non-accrual status and the Company did not recognize any interest income related to this real estate loan investment during the three months ended March 31, 2012.

6.	REAL ESTATE SECURITIES
As of March 31, 2012, the Company had invested in CMBS as follows (in thousands):

Description	Credit Rating	Scheduled Maturity	Coupon Rate	Face Amount	Amortized Cost Basis	Unrealized Gains	Fair Value
CMBS	AAA	06/10/2044	5.14%	$5,170	$5,202	$1	$5,203
CMBS	AAA	05/10/2043	4.54%	6,591	6,653	50	6,703
CMBS (1)	AAA	08/15/2038	5.10%	13,312	13,524	7	13,531
CMBS (1)	AAA	07/15/2042	5.11%	9,342	9,405	49	9,454
CMBS (1)	AAA	07/15/2042	5.11%	4,198	4,226	22	4,248
CMBS (1)	AAA	12/15/2043	5.33%	16,739	17,100	167	17,267
				$55,352	$56,110	$296	$56,406
_____________________
(1) The Company has entered into repurchase agreements with respect to these securities. See Note 7, “Note Payable and Repurchase Agreements.”
As of March 31, 2012, the Company determined the fair value of the fixed rate CMBS to be $56.4 million, resulting in unrealized gains of $0.3 million for the three months ended March 31, 2012. During the three months ended March 31, 2012, the Company did not recognize any other-than-temporary impairments on its real estate securities. It is difficult to predict the timing or magnitude of other-than-temporary impairments and significant judgments are required in determining impairments, including, but not limited to, assumptions regarding estimated prepayments, losses and changes in interest rates. As a result, actual realized losses could materially differ from these estimates.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2012
(unaudited)

The following summarizes the activity related to real estate securities for the three months ended March 31, 2012 (in thousands):

	Amortized Cost Basis	Unrealized Gain (Loss)	Total
Real estate securities - December 31, 2011	$58,648	$(46)	$58,602
Principal repayments received on real estate securities	(2,252)	—	(2,252)
Unrealized gains	—	342	342
Amortization of premium on securities	(286)	—	(286)
Real estate securities - March 31, 2012	$56,110	$296	$56,406
The following table presents the fair value and unrealized gains of the Company’s investments in real estate securities as of March 31, 2012 (in thousands):

	Holding Period of Unrealized Gains of Investments in Real Estate Securities
	Less than 12 Months		12 Months or More		Total
Investment	Fair Value	Unrealized Gains	Fair Value	Unrealized Gains (Losses)	Fair Value	Unrealized Gains
Fixed Rate CMBS	$56,406	$296	$—	$—	$56,406	$296

7.	NOTES PAYABLE AND REPURCHASE AGREEMENTS
As of March 31, 2012 and December 31, 2011, the Company’s notes payable and repurchase agreements consisted of the following (dollars in thousands):

	Principal as of March 31, 2012	Principal as of December 31, 2011	Contractual Interest Rate as of March 31, 2012 (1)	Effective Interest Rate at March 31, 2012 (1)	Payment Type	Maturity Date (2)
Richardson Portfolio Mortgage Loan (3)	$30,282	$29,525	(3)	6.25%	Interest Only	11/30/2015
Repurchase Agreements on real estate securities	28,797	30,201	LIBOR + 1.25%	1.49%	Interest Only	04/18/2012 (4)
1635 N. Cahuenga Mortgage Loan	—	3,477	(5)	(5)	(5)	(5)
Total Notes Payable and Repurchase Agreements	$59,079	$63,203
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of March 31, 2012. Effective interest rate is calculated as the actual interest rate in effect as of March 31, 2012 (consisting of the contractual interest rate and contractual floor rates), using interest rate indices at March 31, 2012, where applicable.
(2) Represents the initial maturity date or the maturity date as extended as of March 31, 2012; subject to certain conditions, the maturity dates of certain loans may be extended beyond the date shown.
(3) On November 23, 2011, the Richardson Joint Venture entered into a four-year mortgage loan for borrowings up to $46.1 million. At closing, $29.5 million (the “Initial Funding”) had been disbursed to the Richardson Joint Venture and $16.6 million (the “Holdback”) remained available for future disbursements, subject to certain conditions set forth in the loan agreement. As of March 31, 2012, $30.3 million had been disbursed to the Richardson Joint Venture and $15.8 million of the Holdback remains available for future disbursements, subject to certain conditions set forth in the loan agreement. Interest on the Initial Funding is calculated at a fixed rate of 6.25% during the initial term of the loan. Interest on the Holdback is calculated at a variable annual rate of 400 basis points over three-month LIBOR, but at no point shall the interest rate be less than 6.25%.
(4) See “– Repurchase Agreements” below.
(5) See “– Recent Financing Transaction - Discounted Payoff of 1635 N. Cahuenga Mortgage Loan” below.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2012
(unaudited)

During the three months ended March 31, 2012, the Company incurred $0.7 million of interest expense. Included in interest expense for the three months ended March 31, 2012, was $0.1 million of amortization of deferred financing costs. As of March 31, 2012 and December 31, 2011 the Company’s deferred financing costs were $1.1 million and $1.1 million, respectively, net of amortization. As of March 31, 2012 and December 31, 2011, the Company’s interest payable was $19,000 and $0.2 million, respectively.
The following is a schedule of maturities for all notes payable outstanding as of March 31, 2012 (in thousands):

	Current Maturity
	Notes Payable	Repurchase Agreements	Total
April 1, 2012 through December 31, 2012	$—	$28,797	$28,797
2013	—	—	—
2014	—	—	—
2015	30,282	—	30,282
2016	—	—	—
Thereafter	—	—	—
	$30,282	$28,797	$59,079
Certain of the Company’s notes payable and repurchase agreements contain financial covenants. As of March 31, 2012, the Company was in compliance with these debt covenants.
Repurchase Agreements
Repurchase agreements involve the sale and simultaneous agreement to repurchase the transferred assets at a future date and are accounted for as collateralized financing transactions.  The Company retains beneficial interest in the pledged collateral and includes the assets on its consolidated financial statements.  Proceeds from the repurchase agreements are treated as secured borrowings.  The carrying values of the Company’s repurchase agreements, the book values of the underlying collateral and the repurchase agreement counterparties as of March 31, 2012 are as follows (dollars in thousands):

Collateral	Balance Sheet Classification of Collateral	Carrying Value of Repurchase Agreement	Book Value of Underlying Collateral	Maturity Date of Collateral	Repurchase Agreement Counterparties
CMBS	Real estate securities	$8,774	13,531	08/15/2038	Wells Fargo Securities, LLC
CMBS	Real estate securities	6,109	9,454	07/15/2042	Wells Fargo Securities, LLC
CMBS	Real estate securities	2,745	4,248	07/15/2042	Wells Fargo Securities, LLC
CMBS	Real estate securities	11,169	17,267	12/15/2043	Wells Fargo Securities, LLC
		$28,797	$44,500
The repurchase agreements contain margin call provisions that generally provide Wells Fargo Bank, N.A. and Wells Fargo Securities, LLC (individually and collectively, the “Wells Buyer”) with certain rights in the event that there has been a decline in the market value of securities or other assets (collectively, the “Securities”) it has purchased from the Company in an amount greater than $250,000. Under these circumstances, the Wells Buyer may require the Company to transfer cash or additional Securities with an aggregate market value in an amount sufficient to eliminate any margin deficit resulting from such a decline (a "Margin Call"). The repurchase agreements also contain margin excess provisions that generally provide the Company with certain rights in the event that there has been an increase in the market value of Securities purchased by the Wells Buyer from the Company in an amount greater than $250,000. Under these circumstances, the Company may require the Wells Buyer, at the Wells Buyer’s option, to transfer cash or purchased Securities with an aggregate market value in an amount sufficient to eliminate any margin excess resulting from such an increase in market value. The specific value of the Securities which will trigger transfers of cash or additional Securities in relation to either margin deficits or margin excesses will be determined by the Company and the Wells Buyer prior to and in relation to each transaction.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2012
(unaudited)

In addition, the repurchase agreements contain events of default (subject to certain grace periods, notice provisions and materiality thresholds) customary for this type of agreement, including without limitation: payment and purchase defaults; bankruptcy or insolvency proceedings; Margin Call defaults; breaches of covenants and/or certain representations and warranties; failure by the Company to notify the Wells Buyer of its net worth (which equals gross assets less the aggregate amount of all liabilities, determined in accordance with generally accepted accounting principles); the Company’s net worth falling below $15 million; a default by the Company involving the failure to pay or acceleration of a monetary obligation in excess of the lower of $10 million or 3% of the Company’s net asset value and net asset value per share (as calculated by the Company) (the “Obligation Amount”), or permitting the acceleration of the maturity of obligations in excess of the Obligation Amount; defaults by the Company under certain monetary obligations; and certain failures by the Company as guarantor of the repurchase agreements. The remedies for such events of default are also customary for this type of agreement and include without limitation: the acceleration of the principal amount outstanding under the repurchase agreements; and the liquidation by the Wells Buyer of Securities it has purchased from the Company which are then subject to the repurchase agreements.
These repurchase transactions relating to the CMBS Investments have been successively extended through May 18, 2012 under substantially the same terms.
Recent Financing Transaction
Discounted Payoff of 1635 N. Cahuenga Mortgage Loan
On March 23, 2012, the joint venture that owns the 1635 N. Cahuenga Building (the “1635 N. Cahuenga Joint Venture”) entered into a discounted payoff agreement with the lender under the 1635 N. Cahuenga Mortgage Loan (the “1635 N. Cahuenga Lender”). On March 29, 2012, the 1635 N. Cahuenga Lender released the 1635 N. Cahuenga Joint Venture from the outstanding principal balance of $3.5 million under the 1635 N. Cahuenga Mortgage Loan at a discounted amount of $2.9 million. As a result, the Company recorded a gain on extinguishment of debt of $0.6 million (including amounts for a noncontrolling interest of $0.2 million). The Company contributed an additional $2.9 million (including amounts for a noncontrolling interest of $0.9 million) to the 1635 N. Cahuenga Joint Venture in connection with the discounted payoff.

8.	FAIR VALUE DISCLOSURES
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
March 31, 2012
(unaudited)

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
Real estate loans receivable: The Company’s real estate loans receivable are presented in the accompanying consolidated balance sheets at their amortized cost net of recorded loan loss reserves and not at fair value. The fair values of real estate loans receivable are estimated using an internal valuation model that considered the expected cash flows for the loans, underlying collateral values (for collateral dependent loans) and estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements. The Company classifies these inputs as Level 3 inputs.
Real estate securities: These investments are classified as available-for-sale and are presented at fair value.  The Company obtained the fair value of its CMBS investments, which are not traded in active markets, from its investment custodian which uses quoted market prices for identical or comparable instruments, rather than direct observations of quoted prices in active markets.  Fair value obtained from this professional pricing source can also be based on pricing models whereby all significant observable inputs, including maturity dates, issue dates, settlement dates benchmark yields, reported trades, broker-dealer quotes, issue spreads, benchmark securities, bids, offers or other market related data, are observable or can be derived from or corroborated by observable market data for substantially the full term of the asset.  The Company validates the fair values provided by its investment custodian by comparing the fair values against quoted market prices provided by its primary pricing service.  The Company classifies these inputs as Level 2 inputs.
Notes payable and repurchase agreements: The fair value of the Company’s notes payable and repurchase agreements is estimated using a discounted cash flow analysis based on management’s estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio, type of collateral and other credit enhancements. Additionally, when determining the fair value of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available, the Company measures fair value using (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as assets or (ii) another valuation technique that is consistent with the principles of fair value measurement, such as the income approach or the market approach. The Company classifies these inputs as Level 3 inputs.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2012
(unaudited)

The following were the carrying amounts and fair values of the Company’s financial instruments as of March 31, 2012 and December 31, 2011, which carrying amounts do not approximate the fair values (in thousands):

	March 31, 2012			December 31, 2011
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial asset:
Real estate loan receivable	$54,500	$35,651	$35,000	$—	$—	$—
Financial liabilities:
Notes payable and repurchase agreements	$59,079	$59,079	$60,912	$63,203	$63,203	$63,219
Disclosure of the fair value of financial instruments is based on pertinent information available to the Company as of March 31, 2012 and December 31, 2011 and requires a significant amount of judgment. Despite increased capital market and credit market activity, transaction volume for certain financial instruments remains relatively low. This has made the estimation of fair values difficult and, therefore, both the actual results and the Company’s estimate of value at a future date could be materially different.
During the three months ended March 31, 2012, the Company measured the following assets at fair value on a recurring basis (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
CMBS	$56,406	$—	$56,406	$—

9.	RELATED PARTY TRANSACTIONS
The Advisory Agreement and the Dealer Manager Agreement entitle the Advisor and/or the Dealer Manager to specified fees upon the provision of certain services with regard to the Offering, the investment of funds in real estate and real estate‑related investments, and the disposition of real estate and real estate-related investments (including the discounted payoff of non-performing loans) among other services, as well as reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company and certain costs incurred by the Advisor in providing services to the Company. The Advisor and Dealer Manager also serve as the advisor and dealer manager, respectively, for KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust II, Inc., KBS Real Estate Investment Trust III, Inc. and KBS Legacy Partners Apartment REIT, Inc. During the three months ended March 31, 2012 and 2011, no transactions occurred between the Company and these other KBS-sponsored programs.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2012
(unaudited)

Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three months ended March 31, 2012 and 2011, respectively, and any related amounts payable as of March 31, 2012 and December 31, 2011 (in thousands):

	Incurred		Payable as of
	Three Months Ended March 31,		March 31,	December 31,
	2012	2011	2012	2011
Expensed
Asset management fees	$291	$41	$—	$17
Reimbursable operating expenses (1)	16	11	7	—
Disposition fees	13	—	—	—

Additional Paid-in Capital
Selling commissions	2,411	1,013	—	—
Dealer manager fees	1,214	531	—	—
Reimbursable other offering costs	405	831	—	14

Capitalized
Acquisition and origination fees on real estate loans receivable	352	199	—	—
	$4,702	$2,626	$7	$31
_____________________
(1) The Advisor may seek reimbursement for certain employee costs under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $16,000 and $11,000 for the three months ended March 31, 2012 and 2011, respectively, and were the only employee costs reimbursed under the Advisory Agreement during these periods. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers.

10.	COMMITMENTS AND CONTINGENCIES
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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Although there can be no assurance, the Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations as of March 31, 2012. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2012
(unaudited)

11.	SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Status of the Offering
The Company commenced the Offering on November 20, 2009. As of May 4, 2012, the Company had sold 28,357,262 shares of common stock in the Offering for gross offering proceeds of $281.0 million, including 515,223 shares of common stock under the Company’s distribution reinvestment plan for gross offering proceeds of $4.9 million. Also as of May 4, 2012, the Company had redeemed 26,969 of the shares sold in the Offering for $0.3 million.
Distribution Declared and Paid
On April 16, 2012, the Company’s board of directors authorized a distribution in the amount of $0.025 per share of common stock to stockholders of record as of the close of business on April 16, 2012. On April 30, 2012, the Company paid distributions of $0.7 million related to the distribution declared for stockholders of record as of the close of business on April 16, 2012. The distribution was paid in cash or, for investors enrolled in the Company’s distribution reinvestment plan, reinvested in additional shares.

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

All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission (the “SEC”) and Part II, Item 1A of this Quarterly Report on Form 10-Q.
Overview
We were formed on October 8, 2008 as a Maryland corporation, elected to be taxed as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2010 and intend to operate in such manner. On January 8, 2009, we filed a registration statement on Form S‑11 with the SEC to offer a minimum of 250,000 shares and a maximum of 140,000,000 shares of common stock for sale to the public, of which 100,000,000 shares were registered in our primary offering and 40,000,000 shares were registered under our dividend reinvestment plan. The SEC declared our registration statement effective on November 20, 2009 and we retained KBS Capital Markets Group LLC, an affiliate of our advisor, to serve as the dealer manager of the offering pursuant to a dealer manager agreement. The dealer manager is responsible for marketing our shares in the ongoing initial public offering.
We intend to use substantially all of the net proceeds from our ongoing initial public offering to invest in and manage a diverse portfolio of real estate‑related loans, opportunistic real estate, real estate‑related debt securities and other real estate‑related investments. Such investments have included, and are expected to continue to include, non-performing loans (which have resulted in, and may continue to result in, our acquisition of the underlying property securing the loan through foreclosure or similar processes), non-stabilized or undeveloped properties, and commercial mortgage backed securities (“CMBS”). We may also invest in entities that make similar investments. As of March 31, 2012, we owned five office properties, one office portfolio consisting of five office buildings and 43 acres of undeveloped land, one industrial/flex property, 1,375 acres of undeveloped land, six CMBS investments and one non-performing first mortgage loan.
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
Through March 31, 2012, we had sold 26,085,956 shares of common stock for gross offering proceeds of $258.4 million, including 468,570 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $4.5 million. Also as of March 31, 2012, we had redeemed 25,863 of the shares sold in our offering for $0.2 million. Additionally, on December 29, 2011, we issued 220,994 shares of common stock for $2.0 million in a private transaction exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933.
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
While there are signs of improvement for commercial real estate, the outstanding economic, credit and regulatory issues remain. Certain markets will continue to benefit from employment gains specific to the location and regionally based growth industries such as technology, energy and health care. The capital markets also have an impact on these trends. Lending activity increased in 2011, but market volatility has increased caution among lenders and can affect capital supply. CMBS lending, which was largely shut down in the second half of 2011, began again during the first quarter of 2012.
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
On April 19, 2010, we broke escrow in our ongoing initial public offering and through March 31, 2012, we had sold 26,085,956 shares of common stock for gross offering proceeds of $258.4 million, including 468,570 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $4.5 million.  If we are unable to raise substantial funds in our initial public offering, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the fluctuation in the value of an investment in us will be tied more closely to the performance of the specific assets we acquire.  Further, we will have certain fixed operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds in our initial public offering.  Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.
Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures and corporate general and administrative expenses.  Cash flow from operations from our real estate investments is primarily dependent upon the occupancy levels of our properties, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures.  As of March 31, 2012, our real estate investments were 46% occupied.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our real estate-related debt securities generate cash flow in the form of interest income. Cash flows from operations from our estate-related debt securities are primarily dependent on the operating performance of the underlying collateral and the borrower’s ability to make its debt service payments. As of March 31, 2012, the cash flows from the borrowers under our real estate-related debt securities were sufficient to meet the contractual debt service obligations under these securities.
Investments in performing real estate-related loans generate cash flow in the form of interest income.  Investments in non-performing real estate-related loans may or may not generate cash flow.  Cash flow from operations under our real estate‑related loans is primarily dependent on the operating performance of the underlying collateral and the borrowers’ ability to make their debt service payments.  As of March 31, 2012, we owned one non-performing real estate loan receivable. We do not expect non-performing mortgages to perform in accordance with their contractual terms, including the repayment of the principal amount outstanding under the loans, the payment of interest at the stated amount on the face of notes or the repayment of the loans upon their maturity dates.  As such, we explore various strategies including, but not limited to, one or more of the following: (i) negotiating with the borrowers for a reduced payoff, (ii) restructuring the terms of the loans and (iii) enforcing our rights as lenders under these loans and foreclosing on the collateral securing the loans.  We believe that one or more of these potential courses of action will at some point result in positive cash flow to us.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the Conflicts Committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expense reimbursements for the four fiscal quarters ended March 31, 2012 exceeded the charter imposed limitation; however, the Conflicts Committee determined that the relationship of our operating expenses to our average invested assets was justified for these periods given the costs of operating a public company and the early stage of our operations.
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
For the three months ended March 31, 2012, our cash needs for acquisitions, capital expenditures and debt service were met with proceeds from our ongoing initial public offering and debt financing. Operating cash needs during the same period were met through cash flow generated by our real estate investments and proceeds from our ongoing initial public offering. Distributions to our stockholders during the three months ended March 31, 2012 were funded from a gain resulting from the disposition of one of our real estate properties.
Cash Flows from Operating Activities
We commenced operations with the acquisition of our first real estate investment on August 2, 2010. As of March 31, 2012, we owned five office properties, one office portfolio consisting of five office buildings and 43 acres of undeveloped land, one industrial/flex property, 1,375 acres of undeveloped land, six CMBS investments and one non-performing first mortgage loan. During the three months ended March 31, 2012, net cash provided by operating activities was $0.1 million. We expect that our cash flows from operating activities will increase in future years as a result of owning the assets acquired during 2012 for an entire period and as a result of anticipated future acquisitions of real estate and real estate-related investments, and the related operations of such real estate and the potential cash flow from real estate-related investments.
Cash Flows from Investing Activities
Net cash used in investing activities was $33.4 million for the three months ended March 31, 2012 and primarily consisted of the following:

•	Acquisition of a non-performing first mortgage loan for $35.5 million;

•	Principal repayments on real estate securities of $2.3 million;

•	Improvements to real estate of $1.3 million; and

•	Proceeds from sale of real estate of $1.1 million.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flows from Financing Activities
Net cash provided by financing activities was $33.2 million for the three months ended March 31, 2012 and consisted primarily of the following:

•
$36.1 million of cash provided by offering proceeds from our initial public offering, net of payments of selling commissions, dealer manager fees and other organization and offering expenses of $4.4 million;

•	$2.9 million of payments on notes payable and $1.4 million of payments on repurchase agreements;

•	$1.0 million of noncontrolling interests contributions;

•	$0.8 million of cash provided by proceeds from notes payable;

•	$0.2 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $0.4 million; and

•	$0.2 million of payments made to redeem shares of common stock.
In order to execute our investment strategy, we utilize secured debt, and to the extent available, may utilize unsecured debt, to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinancing and interest risks, are properly balanced with the benefit of using leverage. Once we have fully invested the proceeds of our initial public offering, we expect our debt financing will be 50% or less of the cost of our investments, although it may exceed this level during our offering stage. There is no limitation on the amount we may borrow for any single investment. Our charter limits our total liabilities such that our total liabilities may not exceed 75% of the cost of our tangible assets; however, we may exceed that limit if a majority of the Conflicts Committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our common stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of March 31, 2012, our borrowings and other liabilities were approximately 21% of the cost (before depreciation or other noncash reserves) and book value (before depreciation) of our tangible assets.
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
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of March 31, 2012 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2012	2013 - 2014	2015 - 2016	Thereafter
Outstanding debt obligations (1)	$59,079	$28,797	$—	$30,282	$—
Interest payments on outstanding debt obligations (2)	6,963	1,446	3,785	1,732	—
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts and interest rates in effect at March 31, 2012. We incurred interest expense of $0.6 million excluding amortization of deferred financing costs of $0.1 million, for the three months ended March 31, 2012.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations
As of March 31, 2011, we owned four non-performing first mortgage loans and three office properties. Subsequent to March 31, 2011, we foreclosed on, or otherwise received title to, the properties which secured the four non-performing first mortgage loans. As of March 31, 2012, we owned five office properties, one office portfolio consisting of five office buildings and 43 acres of undeveloped land, one industrial/flex property, 1,375 acres of undeveloped land, six CMBS investments and one non-performing first mortgage loan. Our results of operations for the three months ended March 31, 2012 may not be indicative of those in future periods as the occupancy in our properties has not been stabilized. As of March 31, 2012, the portfolio was approximately 46% leased. However, due to the short outstanding weighted-average lease term in the portfolio of less than three years, we do not put significant emphasis on quarterly changes in occupancy (positive or negative) in the short run. Our underwriting and valuations are generally more sensitive to “terminal values” that may be realized upon the disposition of the assets in the portfolio and less sensitive to ongoing cash flows generated by the portfolio in the years leading up to an eventual sale. There are no guarantees that occupancies of our assets will increase, or that we will recognize a gain on the sale of our assets. We funded the acquisitions of these investments with proceeds from our ongoing initial public offering and debt financing. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments. Our income and expenses will also depend on the outcome of our recovery strategies for our non-performing loan.
Comparison of the three months ended March 31, 2012 versus the three months ended March 31, 2011
Rental income and tenant reimbursements increased from $0.1 million and $14,000, respectively, for the three months ended March 31, 2011 to $2.8 million and $0.3 million, respectively, for the three months ended March 31, 2012, primarily as a result of the growth in our real estate portfolio. We expect rental income and tenant reimbursements to increase in future periods as a result of leasing additional space and anticipated future acquisitions of real estate.
Interest income from our real estate loans receivable was $0.2 million for the three months ended March 31, 2011. As of March 31, 2012, we had one non-performing first mortgage, but did not recognize any interest income from our real estate loan receivable during the three months ended March 31, 2012. We expect interest income to vary in future periods based upon acquisition activity of real estate-related loans and, because we may acquire non-performing loans, the ability of the borrowers to make interest payments.
Interest income from our real estate securities was $0.4 million for the three months ended March 31, 2012. As of March 31, 2011, we had not made any investments in real estate securities. We expect interest income from our real estate securities to vary in future periods based upon acquisition activity and principal balances outstanding under our real estate securities.
Property operating costs and real estate taxes and insurance increased from $0.1 million and $56,000, respectively, for the three months ended March 31, 2011 to $1.5 million and $0.5 million, respectively, for the three months ended March 31, 2012. We expect property operating costs and real estate taxes and insurance to increase in future periods as a result of anticipated future acquisitions of real estate.
Asset management fees increased from $41,000 for the three months ended March 31, 2011 to $0.3 million for the three months ended March 31, 2012, primarily as a result of growth in our investment portfolio. We expect asset management fees to increase in future periods as a result of owning the asset acquired in 2012 for an entire period and anticipated future acquisitions. All asset management fees incurred as of March 31, 2012 have been paid.
Costs and expenses related to the foreclosure of real estate loans receivable for the three months ended March 31, 2011 totaled $0.2 million. We did not foreclose on any of our real estate loans receivable during the three months ended March 31, 2012, and therefore, did not incur any foreclosure costs and expenses. We expect costs and expenses related to the foreclosure of loans receivable to vary in future periods based upon foreclosure activity.
General and administrative expenses increased from $0.4 million for the three months ended March 31, 2011 to $0.7 million for the three months ended March 31, 2012, primarily as a result of growth in our investment portfolio. General and administrative costs consisted primarily of legal fees, transfer agent fees, insurance premiums, professional fees and independent director fees. We expect general and administrative costs to increase in future periods as we acquire additional investments but to decrease as a percentage of total revenue.
Depreciation and amortization increased from $0.2 million for the three months ended March 31, 2011 to $1.7 million for the three months ended March 31, 2012, due to the growth of our real estate portfolio. We expect depreciation and amortization to increase in future periods as a result of anticipated future acquisitions of real estate.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Interest expense was $0.7 million for the three months ended March 31, 2012. We had no debt outstanding during the three months ended March 31, 2011, and therefore, did not incur any interest expense during that period. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the amount of proceeds raised in our ongoing initial public offering, the availability and cost of debt financing, and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.
Total other income increased from $16,000 during the three months ending March 31, 2011 to $0.6 million during the three months ended March 31, 2012, primarily due to a gain on extinguishment of debt of $0.6 million during the three months ended March 31, 2012.
Income from discontinued operations was $0.5 million for three months ended March 31, 2012 due to a gain on sale of real estate.
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
We reimburse our advisor for organization and offering costs up to an amount that, when combined with selling commissions, dealer manager fees and all other amounts we spent on organization and offering expenses, does not exceed 15% of the gross proceeds of our primary offering and the offering under our dividend reinvestment plan as of the date of reimbursement. At the termination of the primary offering and at the termination of the offering under the dividend reinvestment plan, our advisor has agreed to reimburse us to the extent that selling commissions, dealer manager fees and other organization and offering expenses incurred by us exceed 15% of the gross offering proceeds of the respective offering.
We reimburse our dealer manager for underwriting compensation, provided that within 30 days after the end of the month in which our primary public offering terminates, our dealer manager must reimburse us to the extent that our reimbursements cause total underwriting compensation for our initial public offering to exceed 10% of the gross offering proceeds from such offering. We also pay directly or reimburse our dealer manager for bona fide invoiced due diligence expenses of broker dealers. However, no reimbursements made by us to our dealer manager may cause total organization and offering expenses incurred by us (including selling commissions, dealer manager fees and all other items of organization and offering expenses) to exceed 15% of the aggregate gross proceeds from our primary offering and the offering under our dividend reinvestment plan as of the date of reimbursement.
As of March 31, 2012, selling commissions, dealer manager fees, and organization and other offering costs were 12% of gross offering proceeds. Through March 31, 2012, including shares issued through our dividend reinvestment plan, we had sold 26,085,956 shares for gross offering proceeds of $258.4 million, and recorded organization and other offering costs of $7.9 million and combined selling commissions and dealer manager fees of $22.1 million.
Distributions
On February 13, 2012, our board of directors declared a distribution in the amount of $0.02309337 per share of common stock to stockholders of record as of the close of business on February 14, 2012. We paid this distribution on February 17, 2012 and was the only distribution declared for the first quarter of 2012. Distributions declared, distributions paid and cash flows from operations were as follows for the first quarter of 2012 (in thousands, except per share amounts):

	Distribution Declared	Distributions Declared Per Share	Distributions Paid			Cash Flows From Operations
Period			Cash	Reinvested	Total
First Quarter 2012	$547	$0.023	$183	$364	$547	$73
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
Our cumulative distributions and net loss from inception through March 31, 2012 are $7.0 million and $10.5 million, respectively.
Critical Accounting Policies
Our consolidated interim financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC. There have been no significant changes to our policies during 2012; however, we did adopt Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU 2011-05) for which we have now included the presentation of other comprehensive income (loss) as its own statement following the consolidated statement of operations.
Subsequent Events
We evaluate subsequent events up until the date the consolidated financial statements are issued.
Status of the Offering
We commenced our ongoing initial public offering of 140,000,000 shares of common stock on November 20, 2009. As of May 4, 2012, we had sold 28,357,262 shares of common stock in the offering for gross offering proceeds of $281.0 million, including 515,223 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $4.9 million. Also as of May 4, 2012, we had redeemed 26,969 of the shares sold in our ongoing initial public offering for $0.3 million.
Distribution Declared and Paid
On April 16, 2012, our board of directors declared a distribution in the amount of $0.025 per share of common stock to stockholders of record as of the close of business on April 16, 2012. On April 30, 2012, we paid distributions of $0.7 million related to distributions declared for stockholders of record as of the close of business on April 16, 2012. The distribution was paid in cash or, for investors enrolled in our dividend reinvestment plan, reinvested in additional shares.

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
We borrow funds at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. At March 31, 2012, the fair value of our fixed rate debt was $32.1 million and the carrying value of our fixed rate debt was $30.3 million. The fair value estimate of our fixed rate debt was calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at March 31, 2012. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting changes in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on variable rate debt would change our future earnings and cash flows, but would not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. At March 31, 2012, we were exposed to market risks related to fluctuations in interest rates on $28.8 million of variable rate debt outstanding. Based on interest rates as of March 31, 2012, if interest rates were 100 basis points higher during the 12 months ending March 31, 2013, interest expense on our variable rate debt outstanding would increase by approximately $0.3 million. As of March 31, 2012, one-month LIBOR was 0.24125% and if this index was reduced to 0% during the 12 months ending March 31, 2013, interest expense on our variable rate debt outstanding would decrease by $0.1 million.
The weighted-average interest rates of our fixed rate debt and variable rate debt at March 31, 2012 were 6.3% and 1.5%, respectively. The weighted-average interest rate represents the actual interest rate in effect at March 31, 2012, using interest rate indices as of March 31, 2012, where applicable.
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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
Please see the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC.
The following risk factor supplements these previously disclosed risks.
We have paid distributions from financings and expect that in the future we may not pay distributions solely from our cash flow from operations or gains from asset sales. To the extent that we pay distributions from sources other than our cash flow from operations or gains from asset sales, we will have less funds available for investment in loans, properties and other assets, the overall return to our stockholders may be reduced and subsequent investors may experience dilution.
Our organizational documents permit us to pay distributions from any source, including offering proceeds or borrowings (both of which may constitute a return of capital). We have paid distributions from financings and expect that in the future we may not pay distributions solely from our cash flow from operations or gains from asset sales, in which case distributions may be paid in whole or in part from debt financing. We may also fund such distributions from the sale of assets or from the maturity, payoff or settlement of debt investments. To the extent that we pay distributions from sources other than our cash flow from operations or gains from asset sales, we will have fewer funds available for investment in real estate-related loans, opportunistic real estate, real estate-related debt securities and other real estate-related investments, the overall return to our stockholders may be reduced and subsequent investors may experience dilution. In addition, to the extent distributions exceed cash flow from operations and gains from asset sales, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain. There is no limit on the amount of distributions we may fund from sources other than from cash flows from operations or gains from asset sales.
For the year ended December 31, 2011, we paid aggregate distributions of $6.4 million (of which $4.1 million was reinvested through our dividend reinvestment plan). This amount represents our cumulative distributions since inception. Through December 31, 2011, we funded 100% of our total distributions paid, which includes cash distributions and dividends reinvested by stockholders, with debt financing. For the three months ended March 31, 2012, we paid aggregate distributions of $0.5 million (of which $0.4 million was reinvested through our dividend reinvestment plan). We funded 100% of total distributions paid for the three months ended March 31, 2012, which includes cash distributions and dividends reinvested by stockholders, with a gain resulting from the disposition of one of our real estate properties. Our cumulative net loss from inception through March 31, 2012 was $10.5 million.
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

PART II. OTHER INFORMATION (CONTINUED)
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (continued)

As of March 31, 2012, we had sold 26,085,956 shares of common stock in our ongoing initial public offering for gross offering proceeds of $258.4 million, including 468,570 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $4.5 million. Also as of March 31, 2012, we had redeemed 25,863 shares sold in the offering for $0.2 million pursuant to our share redemption program. As of March 31, 2012, we had incurred selling commissions, dealer manager fees and other organization and offering costs in the amounts set forth below. We pay selling commissions and dealer manager fees to KBS Capital Markets Group, and KBS Capital Markets Group reallows all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers. In addition, we reimburse KBS Capital Advisors and KBS Capital Markets Group for certain offering expenses as described in our prospectus, as amended and supplemented.

Type of Expense Amount	Amount	Estimated/Actual
	(in thousands)
Selling commissions and dealer manager fees	$22,065	Actual
Finders’ fees	—	Actual
Other underwriting compensation	3,176	Actual
Other organization and offering costs (excluding underwriting compensation)	4,676	Actual
Total expenses	$29,917
Percentage of offering proceeds used to pay or reimburse affiliates for organization and offering costs and expenses	11.6%	Actual
From the commencement of our ongoing initial public offering through March 31, 2012, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $228.5 million.
We expect to use substantially all of the net proceeds from our ongoing initial public offering to invest in and manage a diverse portfolio of real estate‑related loans, opportunistic real estate, real estate‑related debt securities and other real estate‑related investments. We may use the net proceeds from the sale of shares under our dividend reinvestment plan for general corporate purposes, including, but not limited to, the redemption of shares under our share redemption program; reserves required by any financings of our investments; future funding obligations under any real estate loans receivable we acquire; the acquisition or origination of assets, which would include payment of acquisition and origination fees to our advisor; the repayment of debt; and expenses related to our investments, such as purchasing a loan senior to ours to protect our junior position in the event of a default by the borrower on the senior loan, making protective advances to preserve collateral securing a loan, or making capital and tenant improvements or paying leasing costs and commissions related to real property. As of March 31, 2012, we have used the net proceeds from our ongoing primary public offering to acquire $149.4 million in real estate investments and real estate‑related loans, including $4.4 million of real estate acquisition fees and expenses to affiliates and non-affiliates including cost related to foreclosure of loans.
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

PART II. OTHER INFORMATION (CONTINUED)
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (continued)

•
During each calendar year, redemptions are limited to the amount of net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year (except that, as of March 31, 2012, we also have available under the share redemption program up to $1.2 million in additional funds to redeem a qualifying stockholder’s shares if the shares are being redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence;” for purposes of determining the amount of funds available for redemption under the program, redemptions for a stockholder’s death, qualifying disability or determination of incompetence, are made first from the $1.2 million before the general allocation for redemptions described above). This restriction may significantly limit your ability to have your shares redeemed pursuant to our share redemption program because we expect to declare distributions only when our board of directors determines we have sufficient cash flow. Particularly during our offering stage, we may not have significant cash flow to pay distributions, which would in turn severely limit redemptions during the next calendar year. For example, we only declared $6.4 million in distributions in 2011.

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
During the three months ended March 31, 2012, we fulfilled all redemption requests and redeemed shares pursuant to the share redemption program as follows:

Month	Total Number of Shares Redeemed	Average Price Paid Per Share (1)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2012	17,505	$9.32	(2)
February 2012	3,737	$9.45	(2)
March 2012	621	$9.25	(2)
Total	21,863
_____________________
(1) Pursuant to the program, as amended, we will initially redeem shares as follows:

•	The lower of $9.25 or 92.5% of the price paid to acquire the shares from us for stockholders who have held their shares for at least one year;

•	The lower of $9.50 or 95.0% of the price paid to acquire the shares from us for stockholders who have held their shares for at least two years;

•	The lower of $9.75 or 97.5% of the price paid to acquire the shares from us for stockholders who have held their shares for at least three years; and

•	The lower of $10.00 or 100% of the price paid to acquire the shares from us for stockholders who have held their shares for at least four years.
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
(2) We limit the dollar value of shares that may be redeemed under the program as described above. During the three months ended March 31, 2012, we redeemed $0.2 million of common stock, which represented all redemption requests received in good order and eligible for redemption through the March 2012 redemption date. As of March 31, 2012, we may redeem up to $1.2 million of shares of common stock if the shares are being redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence.” Additionally, based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during 2011 and redemptions through March 31, 2012, we have $3.9 million available for all other redemptions for the remainder of 2012.

PART II. OTHER INFORMATION (CONTINUED)

Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information

a)	As of the quarter ended March 31, 2012, all items required to be disclosed under Form 8-K were reported under Form 8-K.

b)	There are no material changes to the procedures by which stockholders may recommend nominees to our board of directors.

PART II. OTHER INFORMATION (CONTINUED)
Item 6. Exhibits

Ex.	Description

3.1	Second Articles of Amendment and Restatement, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed February 4, 2010

3.2	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11, Commission File No. 333-156633

4.1
Form of Subscription Agreement, included as Appendix A to the prospectus, incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, Commission File No. 333-156633

4.2
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, Commission File No. 333-156633

4.3
Amended and Restated Dividend Reinvestment Plan, included as Appendix B to the prospectus, incorporated by reference to Exhibit 4.3 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, Commission File No. 333-156633

4.4
Second Amended and Restated Escrow Agreement, incorporated by reference to Exhibit 4.5 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, Commission File No. 333-156633

10.1
Repurchase Agreement Confirmation, by and between KBS SOR CMBS Owner, LLC and Wells Fargo Securities, LLC, dated January 19, 2012, incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed March 12, 2012

10.2
Repurchase Agreement Confirmation, by and between KBS SOR CMBS Owner, LLC and Wells Fargo Securities, LLC, dated January 19, 2012, incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed March 12, 2012

10.3
Repurchase Agreement Confirmation, by and between KBS SOR CMBS Owner, LLC and Wells Fargo Securities, LLC, dated January 19, 2012, incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed March 12, 2012

10.4
Repurchase Agreement Confirmation, by and between KBS SOR CMBS Owner, LLC and Wells Fargo Securities, LLC, dated January 19, 2012, incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed March 12, 2012

10.5
Repurchase Agreement Confirmation, by and between KBS SOR CMBS Owner, LLC and Wells Fargo Securities, LLC, dated February 17, 2012, incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed March 12, 2012

10.6
Repurchase Agreement Confirmation, by and between KBS SOR CMBS Owner, LLC and Wells Fargo Securities, LLC, dated February 17, 2012, incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed March 12, 2012

10.7
Repurchase Agreement Confirmation, by and between KBS SOR CMBS Owner, LLC and Wells Fargo Securities, LLC, dated February 17, 2012, incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed March 12, 2012

10.8
Repurchase Agreement Confirmation, by and between KBS SOR CMBS Owner, LLC and Wells Fargo Securities, LLC, dated February 17, 2012, incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed March 12, 2012

10.9
Loan Purchase and Sale Agreement by and between U.S. Bank National Association and KBS SOR Debt Holdings II LLC, dated March 12, 2012, incorporated by reference to Exhibit 10.45 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11, Commission File No. 333-156633, filed April 16, 2012

10.10
Assignment and Assumption Agreement by and between U.S. Bank National Association and 1180 Raymond Urban Renewal LLC, dated March 12, 2012, incorporated by reference to Exhibit 10.46 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11, Commission File No. 333-156633, filed April 16, 2012

PART II. OTHER INFORMATION (CONTINUED)
Item 6. Exhibits (continued)

Ex.	Description

10.11
Assignment of Mortgage by U.S. Bank National Association to 1180 Raymond Urban Renewal LLC, dated March 12, 2012, incorporated by reference to Exhibit 10.47 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11, Commission File No. 333-156633, filed April 16, 2012

10.12
Allonge to Promissory Note made by 1180 Astro Urban Renewal Investors LLC, dated March 14, 2012, incorporated by reference to Exhibit 10.48 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11, Commission File No. 333-156633, filed April 16, 2012

10.13
Repurchase Agreement Confirmation, by and between KBS SOR CMBS Owner, LLC and Wells Fargo Securities, LLC, dated March 16, 2012, incorporated by reference to Exhibit 10.49 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11, Commission File No. 333-156633, filed April 16, 2012

10.14
Repurchase Agreement Confirmation, by and between KBS SOR CMBS Owner, LLC and Wells Fargo Securities, LLC, dated March 16, 2012, incorporated by reference to Exhibit 10.50 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11, Commission File No. 333-156633, filed April 16, 2012

10.15
Repurchase Agreement Confirmation, by and between KBS SOR CMBS Owner, LLC and Wells Fargo Securities, LLC, dated March 16, 2012, incorporated by reference to Exhibit 10.51 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11, Commission File No. 333-156633, filed April 16, 2012

10.16
Repurchase Agreement Confirmation, by and between KBS SOR CMBS Owner, LLC and Wells Fargo Securities, LLC, dated March 16, 2012, incorporated by reference to Exhibit 10.52 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11, Commission File No. 333-156633, filed April 16, 2012

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Second Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2011

101.1
The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Loss;
(iv) Consolidated Statements of Stockholder’ Equity; and (v) Consolidated Statements of Cash Flows.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS STRATEGIC OPPORTUNITY REIT, INC.

Date:	May 11, 2012	By:	/S/ KEITH D. HALL
Keith D. Hall
Chief Executive Officer and Director

Date:	May 11, 2012	By:	/S/ DAVID E. SNYDER
David E. Snyder
Chief Financial Officer