Form 10-Q
period 2012-06-30
KBS Strategic Opportunity REIT, Inc.
filed 2012-08-10
CIK 1452936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
Yes  ☐  No  ☒
As of August 3, 2012, there were 34,833,259 outstanding shares of common stock of KBS Strategic Opportunity REIT, Inc.

KBS STRATEGIC OPPORTUNITY REIT, INC.
FORM 10-Q
June 30, 2012

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2012	December 31, 2011
	(unaudited)
Assets
Real estate, net	$105,276	$107,752
Real estate loan receivable, net	35,700	—
Real estate securities ($27.7 million and $46.4 million pledged under repurchase agreements as of June 30, 2012 and December 31, 2011, respectively)	36,305	58,602
Total real estate and real estate-related investments, net	177,281	166,354
Cash and cash equivalents	136,085	86,379
Investment in unconsolidated joint venture	8,000	—
Rents and other receivables, net	1,460	510
Above-market leases, net	2,218	2,846
Prepaid expenses and other assets	3,356	2,374
Total assets	$328,400	$258,463
Liabilities and stockholders’ equity
Notes payable and repurchase agreements:
Notes payable	$30,618	$33,002
Repurchase agreements on real estate securities	18,177	30,201
Total notes payable and repurchase agreements	48,795	63,203
Accounts payable and accrued liabilities	3,055	2,235
Due to affiliates	80	31
Below-market leases, net	368	437
Security deposits and other liabilities	1,280	722
Total liabilities	53,578	66,628
Commitments and contingencies (Note 11)
Redeemable common stock	5,809	5,291
Equity
KBS Strategic Opportunity REIT, Inc. stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 31,956,213 and 22,214,815 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	320	222
Additional paid-in capital	274,691	188,817
Cumulative distributions and net losses	(20,685)	(15,968)
Accumulated other comprehensive gain (loss)	114	(46)
Total KBS Strategic Opportunity REIT, Inc. stockholders’ equity	254,440	173,025
Noncontrolling interests	14,573	13,519
Total equity	269,013	186,544
Total liabilities and stockholders’ equity	$328,400	$258,463
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Rental income	$2,799	$466	$5,631	$583
Tenant reimbursements	256	70	540	84
Interest income from real estate loans receivable	—	73	—	279
Interest income from real estate securities	237	—	669	—
Other operating income	24	—	52	—
Total revenues	3,316	609	6,892	946
Expenses:
Operating, maintenance, and management	1,603	458	3,103	565
Real estate taxes and insurance	638	140	1,185	196
Asset management fees to affiliate	348	72	638	113
Real estate acquisition fee to affiliate	80	—	80	—
Costs related to foreclosure of loans receivable	—	590	—	810
General and administrative expenses	1,211	457	1,863	896
Depreciation and amortization	1,662	603	3,411	796
Interest expense	642	—	1,347	—
Total expenses	6,184	2,320	11,627	3,376
Other income:
Other interest income	26	34	46	50
Gain (loss) from extinguishment of debt	(16)	—	581	—
Total other income	10	34	627	50
Loss from continuing operations	(2,858)	(1,677)	(4,108)	(2,380)
Discontinued operations:
Gain on sale of real estate, net	50	—	595	—
Total income from discontinued operations	50	—	595	—
Net loss	(2,808)	(1,677)	(3,513)	(2,380)
Net loss attributable to noncontrolling interests	99	—	21	—
Net loss attributable to common stockholders	$(2,709)	$(1,677)	$(3,492)	$(2,380)
Basic and diluted income (loss) per common share:
Continuing operations	(0.09)	(0.19)	(0.15)	(0.32)
Discontinued operations	—	—	0.02	—
Net loss per common share	$(0.09)	$(0.19)	$(0.13)	$(0.32)
Weighted-average number of common shares outstanding, basic and diluted	29,197,809	8,785,056	26,586,148	7,401,527
Distributions declared per common share	$0.025	$—	$0.048	$—
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net loss	$(2,808)	$(1,677)	$(3,513)	$(2,380)
Other comprehensive income (loss):
Unrealized gain (loss) on real estate securities	(182)	—	160	—
Total other comprehensive income (loss)	(182)	—	160	—
Total comprehensive loss	(2,990)	(1,677)	(3,353)	(2,380)
Total comprehensive loss attributable to noncontrolling interests	99	—	21	—
Total comprehensive loss attributable to common stockholders	$(2,891)	$(1,677)	$(3,332)	$(2,380)
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Year Ended December 31, 2011 and the Six Months Ended June 30, 2012 (unaudited)
(dollars in thousands)

			Additional Paid-in Capital	Cumulative Distributions and Net Losses	Accumulated Other Comprehensive Gain (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Common Stock
	Shares	Amounts
Balance, December 31, 2010	5,132,988	$52	$42,988	$(1,982)	$—	$41,058	$—	$41,058
Net loss	—	—	—	(7,581)	—	(7,581)	(218)	(7,799)
Other comprehensive loss	—	—	—	—	(46)	(46)	—	(46)
Issuance of common stock	17,085,827	171	168,995	—	—	169,166	—	169,166
Transfers to redeemable common stock	—	—	(5,291)	—	—	(5,291)	—	(5,291)
Redemptions of common stock	(4,000)	(1)	(39)	—	—	(40)	—	(40)
Distributions declared	—	—	—	(6,405)	—	(6,405)	—	(6,405)
Commissions on stock sales and related dealer manager fees to affiliate	—	—	(14,324)	—	—	(14,324)	—	(14,324)
Other offering costs	—	—	(3,512)	—	—	(3,512)	—	(3,512)
Noncontrolling interests contributions	—	—	—	—	—	—	13,737	13,737
Balance, December 31, 2011	22,214,815	$222	$188,817	$(15,968)	$(46)	$173,025	$13,519	$186,544
Net loss	—	—	—	(3,492)	—	(3,492)	(21)	(3,513)
Other comprehensive income	—	—	—	—	160	160	—	160
Issuance of common stock	9,772,502	99	97,158	—	—	97,257	—	97,257
Transfers to redeemable common stock	—	—	(518)	—	—	(518)	—	(518)
Redemptions of common stock	(31,104)	(1)	(289)	—	—	(290)	—	(290)
Distributions declared	—	—	—	(1,225)	—	(1,225)	—	(1,225)
Commissions on stock sales and related dealer manager fees to affiliate	—	—	(8,767)	—	—	(8,767)	—	(8,767)
Other offering costs	—	—	(1,710)	—	—	(1,710)	—	(1,710)
Noncontrolling interests contributions	—	—	—	—	—	—	1,075	1,075
Balance, June 30, 2012	31,956,213	$320	$274,691	$(20,685)	$114	$254,440	$14,573	$269,013
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2012	2011
Cash Flows from Operating Activities:
Net loss	$(3,513)	$(2,380)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,411	796
Gain on sale of real estate, net	(595)	—
Gain on extinguishment of debt	(581)	—
Deferred rent	(760)	(21)
Amortization of above- and below-market leases, net	559	111
Amortization of deferred financing costs	151	—
Interest accretion on real estate securities	574	—
Write-off of closing costs related to foreclosed assets	—	696
Changes in assets and liabilities:
Rents and other receivables	(190)	5
Prepaid expenses and other assets	(1,218)	478
Accounts payable and accrued liabilities	881	(288)
Due to affiliates	63	(372)
Security deposits and other liabilities	558	4
Net cash used in operating activities	(660)	(971)
Cash Flows from Investing Activities:
Improvements to real estate	(2,304)	(224)
Investments in real estate	—	(300)
Proceeds from sales of real estate, net	1,845	—
Investments in real estate loans receivable	(35,700)	(20,120)
Principal repayments on real estate loans receivable	—	438
Principal repayments on real estate securities	21,883	—
Investment in unconsolidated joint venture	(8,000)	—
Net cash used in investing activities	(22,276)	(20,206)
Cash Flows from Financing Activities:
Proceeds from notes payable	1,093	—
Payments on notes payable	(2,896)	—
Payments on repurchase agreements	(12,024)	—
Proceeds from issuance of common stock	96,449	60,517
Payments to redeem common stock	(290)	—
Payments of commissions on stock sales and related dealer manager fees	(8,767)	(5,213)
Payments of other offering costs	(1,581)	(1,319)
Distributions paid	(417)	—
Noncontrolling interests contributions	1,075	—
Net cash provided by financing activities	72,642	53,985
Net increase in cash and cash equivalents	49,706	32,808
Cash and cash equivalents, beginning of period	86,379	23,642
Cash and cash equivalents, end of period	$136,085	$56,450
Supplemental Disclosure of Noncash Transactions:
Interest paid	$1,206	$—
Supplemental Disclosure of Noncash Transactions:
Investments in real estate through foreclosure	$—	$32,213
Liabilities assumed on foreclosed real estate	$—	$254
Increase in accounts payable and accrued liabilities for offering costs	$143	$—
Increase in capital expenses payable	$—	$18
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$808	$—
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
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
The Company expects to invest in and manage a diverse portfolio of real estate-related loans, opportunistic real estate, real estate-related debt securities and other real estate-related investments. Such investments have included, and are expected to continue to include, non-performing loans (which have resulted in, and may continue to result in, the acquisition of the underlying property securing the loan through foreclosure or similar processes), non-stabilized or undeveloped properties, and commercial mortgage backed securities (“CMBS”). The Company may also invest in entities that make similar investments. As of June 30, 2012, the Company owned five office properties, one office portfolio consisting of five office buildings and 43 acres of undeveloped land, one industrial/flex property, 1,375 acres of undeveloped land, four investments in CMBS, one non-performing first mortgage loan and one investment in an unconsolidated joint venture.
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
As of June 30, 2012, the Company had sold 31,750,323 shares of common stock in the Offering for gross offering proceeds of $314.8 million, including 515,223 shares of common stock sold under the dividend reinvestment plan for gross offering proceeds of $4.9 million. Also, as of June 30, 2012, the Company had redeemed 35,104 shares sold in the Offering for $0.3 million. Additionally, on December 29, 2011, the Company issued 220,994 shares of common stock for $2.0 million in a private transaction exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2012
(unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2011, except for the presentation of other comprehensive income (loss) and the addition of an accounting policy related to investments in unconsolidated joint ventures.  In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU No. 2011-05”).  ASU No. 2011-05 requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The Company elected to present comprehensive income in two separate but consecutive statements as part of its consolidated financial statements.  For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K filed with the SEC.
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the FASB ASC and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2012
(unaudited)

Investment in Unconsolidated Joint Venture
The Company accounts for unconsolidated joint venture entities in which the Company does not have the ability to exercise significant influence and has virtually no influence over partnership operating and financial policies under the cost method of accounting.  Under the cost method, income distributions from the partnership are recognized in other income.  Distributions that exceed the Company’s share of earnings are applied to reduce the carrying value of the Company's investment and any capital contributions will increase the carrying value of the Company’s investment.  On a quarterly basis, the Company evaluates its investment in unconsolidated joint venture for other-than-temporary impairments.  The fair value of a cost method investment is not estimated if there are no identified events or changes in circumstances that would indicate a significant adverse effect on the fair value of the investment.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three and six months ended June 30, 2012 and 2011.
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
As of June 30, 2012, the Company owned five office properties, one office portfolio consisting of five office buildings and 43 acres of undeveloped land and one industrial/flex property, encompassing, in the aggregate, approximately 1.4 million rentable square feet. As of June 30, 2012, these properties were 46% occupied. In addition, the Company owned 1,375 acres of undeveloped land. The following table summarizes the Company’s real estate investments as of June 30, 2012 and December 31, 2011, respectively (in thousands):

	June 30, 2012	December 31, 2011
Land	$42,875	$43,126
Buildings and improvements	59,795	58,974
Tenant origination and absorption costs	7,549	8,235
Total real estate, cost	110,219	110,335
Accumulated depreciation and amortization	(4,943)	(2,583)
Total real estate, net	$105,276	$107,752

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2012
(unaudited)

The following table provides summary information regarding the properties owned by the Company as of June 30, 2012 (in thousands):

Property	Date Acquired or Foreclosed on	City	State	Property Type	Land	Building and Improvements	Tenant Origination and Absorption	Total Real Estate at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net	Ownership %
Village Overlook Buildings	08/02/2010	Stockbridge	GA	Office	$440	$1,325	$27	$1,792	$(150)	$1,642	100.0%
Academy Point Atrium I	11/03/2010	Colorado Springs	CO	Office	1,650	2,943	—	4,593	(126)	4,467	100.0%
Northridge Center I & II	03/25/2011	Atlanta	GA	Office	2,234	4,016	672	6,922	(932)	5,990	100.0%
Iron Point Business Park	06/21/2011	Folsom	CA	Office	2,671	16,087	956	19,714	(1,260)	18,454	100.0%
Roseville Commerce Center (1)	06/27/2011	Roseville	CA	Industrial/Flex	1,147	2,422	489	4,058	(285)	3,773	100.0%
1635 N. Cahuenga Building	08/03/2011	Los Angeles	CA	Office	3,112	4,067	485	7,664	(330)	7,334	70.0%
Richardson Portfolio:
Palisades Central I	11/23/2011	Richardson	TX	Office	1,037	7,159	1,522	9,718	(565)	9,153	90.0%
Palisades Central II	11/23/2011	Richardson	TX	Office	810	14,560	2,419	17,789	(935)	16,854	90.0%
Greenway I	11/23/2011	Richardson	TX	Office	561	1,339	—	1,900	(19)	1,881	90.0%
Greenway II	11/23/2011	Richardson	TX	Office	854	2,413	—	3,267	(38)	3,229	90.0%
Greenway III	11/23/2011	Richardson	TX	Office	702	3,464	979	5,145	(303)	4,842	90.0%
Undeveloped Land	11/23/2011	Richardson	TX	Undeveloped Land	5,500	—	—	5,500	—	5,500	90.0%
Total Richardson Portfolio					9,464	28,935	4,920	43,319	(1,860)	41,459
Park Highlands	12/30/2011	North Las Vegas	NV	Undeveloped Land	22,157	—	—	22,157	—	22,157	50.1%
					$42,875	$59,795	$7,549	$110,219	$(4,943)	$105,276
_____________________
(1) See “– Sale of 10564 Industrial Building and Partially Improved Land” below.
Operating Leases
Certain of the Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of June 30, 2012, the leases, excluding options to extend, had remaining terms of up to 7.8 years with a weighted-average remaining term of 3.0 years. Some of the leases have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from tenants in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash and assumed in real estate acquisitions or foreclosures related to tenant leases are included in security deposits and other liabilities in the accompanying consolidated balance sheets and totaled $0.6 million and $0.5 million as of June 30, 2012 and December 31, 2011, respectively.
During the six months ended June 30, 2012 and 2011, the Company recognized deferred rent from tenants of $0.8 million and $21,000, respectively. As of June 30, 2012 and December 31, 2011, the cumulative deferred rent receivable balance was $1.2 million and $0.2 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The Company records property operating expense reimbursements due from tenants for common area maintenance, real estate taxes, and other recoverable costs in the period the related expenses are incurred.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2012
(unaudited)

As of June 30, 2012, the future minimum rental income from the Company’s properties under non-cancelable operating leases was as follows (in thousands):

July 1, 2012 through December 31, 2012	$4,755
2013	9,407
2014	8,705
2015	7,196
2016	5,731
Thereafter	6,809
$42,603
As of June 30, 2012, the Company’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Management Consulting	20	$3,532	30.0%
Finance and Insurance	14	2,057	17.4%
Other Professional Services	13	1,772	15.0%
		$7,361	62.4%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of June 30, 2012, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
No other tenant industries accounted for more than 10% of annualized base rent. No material tenant credit issues have been identified at this time.
Geographic Concentration Risk
As of June 30, 2012, the Company’s real estate investment in Texas represented 12.6% of the Company’s total assets.  As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the Texas real estate market.  Any adverse economic or real estate developments in this market, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.
Sale of the 10564 Industrial Avenue Building and Partially Improved Land
On September 10, 2010, the Company, through an indirect wholly owned subsidiary, purchased three separate non-performing first mortgage loans (collectively, the “Roseville Commerce Center Mortgage Portfolio”) at a discounted purchase price of $5.9 million plus closing costs. The Roseville Commerce Center Mortgage Portfolio was secured by five industrial flex buildings with each building containing approximately 22,500 rentable square feet and four parcels of partially improved land encompassing 6.0 acres.  The properties are located at 10556-10612 Industrial Avenue in Roseville, California.  On June 27, 2011, the Company foreclosed on the properties securing the Roseville Commerce Center Mortgage Portfolio, and thereby obtained ownership of them.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2012
(unaudited)

In December 2011, the Company received an unsolicited offer to purchase one of the industrial flex buildings located at 10564 Industrial Avenue in Roseville, California and on January 31, 2012, upon receiving approval from the Company’s board of directors, the Company sold this building that had a net book value of $0.6 million for $1.3 million.  The purchaser is not affiliated with the Company or the Advisor.  As a result of the sale of the property, the Company recognized a gain on sale of $0.5 million. The building sold had no revenue or expenses for the six months ended June 30, 2011 and revenue and expenses of $0 and $10,000 for the six months ended June 30, 2012, respectively.
In February 2012, the Company received an unsolicited offer to purchase the four parcels of partially improved land encompassing 6.0 acres and, on May 24, 2012, the Company sold the four parcels of land with a net book value of $0.7 million for $0.8 million resulting in a gain on sale of $0.1 million.  The purchaser is not affiliated with the Company or the Advisor.  The four parcels of partially improved land sold had no significant revenue or expenses for the six months ended June 30, 2011 and revenue and expenses of $0 and $3,000 for the six months ended June 30, 2012, respectively.

4.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW‑MARKET LEASE LIABILITIES
As of June 30, 2012 and December 31, 2011, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Cost	$7,549	$8,235	$2,969	$3,298	$(454)	$(471)
Accumulated Amortization	(2,289)	(1,344)	(751)	(452)	86	34
Net Amount	$5,260	$6,891	$2,218	$2,846	$(368)	$(437)
Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three and six months ended June 30, 2012 and 2011 are as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended June 30,		For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2012	2011	2012	2011	2012	2011
Amortization	$(779)	$(386)	$(313)	$(84)	$33	$2

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Six Months Ended June 30,		For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011	2012	2011
Amortization	$(1,631)	$(507)	$(628)	$(113)	$69	$2

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2012
(unaudited)

5.	REAL ESTATE LOAN RECEIVABLE
As of June 30, 2012, the Company, through wholly owned subsidiaries, had invested in a real estate loan receivable as set forth below (in thousands):

Loan Name Location of Related Property or Collateral	Date Acquired	Property Type	Loan Type (1)	Book Value as of June 30, 2012 (2)	Maturity Date (3)
1180 Raymond First Mortgage
Newark, New Jersey	03/14/2012	Multifamily	Non-Performing Mortgage	$35,700	06/01/2018
_____________________
(1) Upon acquisition, the Company did not expect the non-performing mortgage to perform in accordance with its contractual terms, including the repayment of the principal amount outstanding under the loan, the payment of interest at the stated amount on the face of the note or the repayment of the loan upon its maturity date. Accordingly, the Company did not record any interest income relating to this loan during the three months and six months ended June 30, 2012 and the Company placed the loan on non-accrual status.
(2) Book value of the real estate loan receivable represents outstanding principal balance adjusted for unamortized acquisition discounts, origination fees, and direct origination and acquisition costs.
(3) Maturity date is as of June 30, 2012. As this is a non-performing loan, the Company does not anticipate the outstanding principal balance to be repaid at maturity.
The following summarizes the activity related to the real estate loan receivable for the six months ended June 30, 2012 (in thousands):

Face value of real estate loan receivable acquired	$54,500
Discount on purchase price of real estate loan receivable	(19,500)
Closing costs on purchase of real estate loan receivable	700
Real estate loan receivable - June 30, 2012	$35,700
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2012
(unaudited)

6.	REAL ESTATE SECURITIES
As of June 30, 2012, the Company had invested in CMBS as follows (dollars in thousands):

Description	Credit Rating	Scheduled Maturity	Coupon Rate	Face Amount	Amortized Cost Basis	Unrealized Gains (Losses)	Fair Value
CMBS	AAA	06/10/2044	5.14%	$2,452	$2,456	$(5)	$2,451
CMBS	AAA	05/10/2043	4.54%	6,045	6,093	34	6,127
CMBS (1)	AAA	08/15/2038	5.10%	11,549	11,689	(31)	11,658
CMBS (1)	AAA	12/15/2043	5.33%	15,675	15,953	116	16,069
				$35,721	$36,191	$114	$36,305
_____________________
(1) The Company has entered into repurchase agreements with respect to these securities. See Note 7, “Note Payable and Repurchase Agreements.”
As of June 30, 2012, the Company determined the fair value of the fixed rate CMBS to be $36.3 million, resulting in unrealized gains of $0.2 million for the six months ended June 30, 2012. During the six months ended June 30, 2012, the Company did not recognize any other-than-temporary impairments on its real estate securities. It is difficult to predict the timing or magnitude of other-than-temporary impairments and significant judgments are required in determining impairments, including, but not limited to, assumptions regarding estimated prepayments, losses and changes in interest rates. As a result, actual realized losses could materially differ from these estimates.
The following summarizes the activity related to real estate securities for the six months ended June 30, 2012 (in thousands):

	Amortized Cost Basis	Unrealized Gain (Loss)	Total
Real estate securities - December 31, 2011	$58,648	$(46)	$58,602
Principal repayments received on real estate securities	(21,883)	—	(21,883)
Unrealized gains	—	160	160
Amortization of premium on securities	(574)	—	(574)
Real estate securities - June 30, 2012	$36,191	$114	$36,305
The following table presents the fair value and unrealized gains of the Company’s investments in real estate securities as of June 30, 2012 (in thousands):

	Holding Period of Unrealized Gains of Investments in Real Estate Securities
	Less than 12 Months		12 Months or More		Total
Investment	Fair Value	Unrealized Gains	Fair Value	Unrealized Gains (Losses)	Fair Value	Unrealized Gains
Fixed Rate CMBS	$36,305	$114	$—	$—	$36,305	$114

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2012
(unaudited)

7.	NOTES PAYABLE AND REPURCHASE AGREEMENTS
As of June 30, 2012 and December 31, 2011, the Company’s notes payable and repurchase agreements consisted of the following (dollars in thousands):

	Principal as of June 30, 2012	Principal as of December 31, 2011	Contractual Interest Rate as of June 30, 2012 (1)	Effective Interest Rate at June 30, 2012 (1)	Payment Type	Maturity Date (2)
Richardson Portfolio Mortgage Loan (3)	$30,618	$29,525	(3)	6.25%	Interest Only	11/30/2015
Repurchase Agreements on Real Estate Securities (4)	18,177	30,201	LIBOR + 1.25%	1.49%	Interest Only	07/19/2012	(4)
1635 N. Cahuenga Mortgage Loan	—	3,477	(5)	(5)	(5)	(5)
Total Notes Payable and Repurchase Agreements	$48,795	$63,203
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of June 30, 2012. Effective interest rate is calculated as the actual interest rate in effect as of June 30, 2012 (consisting of the contractual interest rate and contractual floor rates), using interest rate indices at June 30, 2012, where applicable.
(2) Represents the initial maturity date or the maturity date as extended as of June 30, 2012; subject to certain conditions, the maturity dates of certain loans may be extended beyond the date shown.
(3) On November 23, 2011, the Richardson Joint Venture entered into a four-year mortgage loan for borrowings up to $46.1 million. At closing, $29.5 million (the “Initial Funding”) had been disbursed to the Richardson Joint Venture and $16.6 million (the “Holdback”) remained available for future disbursements, subject to certain conditions set forth in the loan agreement. As of June 30, 2012, $30.6 million had been disbursed to the Richardson Joint Venture and $15.5 million of the Holdback remains available for future disbursements, subject to certain conditions set forth in the loan agreement. Interest on the Initial Funding is calculated at a fixed rate of 6.25% during the initial term of the loan. Interest on the Holdback is calculated at a variable annual rate of 400 basis points over three-month LIBOR, but at no point shall the interest rate be less than 6.25%.
(4) See “– Repurchase Agreements” below.
(5) See “– Recent Financing Transaction - Discounted Payoff of 1635 N. Cahuenga Mortgage Loan” below.
During the three and six months ended June 30, 2012, the Company incurred $0.6 million and $1.3 million of interest expense, respectively. Included in interest expense for the three and six months ended June 30, 2012, was $0.1 million and $0.2 million of amortization of deferred financing costs, respectively. As of June 30, 2012 and December 31, 2011 the Company’s deferred financing costs were $1.0 million and $1.1 million, respectively, net of amortization. As of June 30, 2012 and December 31, 2011, the Company’s interest payable was $0.2 million and $0.2 million, respectively.
The following is a schedule of maturities for all notes payable outstanding as of June 30, 2012 (in thousands):

	Current Maturity
	Notes Payable	Repurchase Agreements	Total
July 1, 2012 through December 31, 2012	$—	$18,177	$18,177
2013	—	—	—
2014	—	—	—
2015	30,618	—	30,618
2016	—	—	—
Thereafter	—	—	—
	$30,618	$18,177	$48,795
Certain of the Company’s notes payable and repurchase agreements contain financial covenants. As of June 30, 2012, the Company was in compliance with these debt covenants.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2012
(unaudited)

Repurchase Agreements
Repurchase agreements involve the sale and simultaneous agreement to repurchase the transferred assets at a future date and are accounted for as collateralized financing transactions.  The Company retains beneficial interest in the pledged collateral and includes the assets on its consolidated financial statements.  Proceeds from the repurchase agreements are treated as secured borrowings.  The carrying values of the Company’s repurchase agreements, the book values of the underlying collateral and the repurchase agreement counterparties as of June 30, 2012 are as follows (in thousands):

Collateral	Balance Sheet Classification of Collateral	Carrying Value of Repurchase Agreement	Book Value of Underlying Collateral	Maturity Date of Collateral	Repurchase Agreement Counterparties
CMBS	Real estate securities	$7,583	11,658	08/15/2038	Wells Fargo Securities, LLC
CMBS	Real estate securities	10,594	16,069	12/15/2043	Wells Fargo Securities, LLC
		$18,177	$27,727
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
These repurchase transactions relating to the CMBS Investments had been successively extended through July 19, 2012 under substantially the same terms. On July 11, 2012, the Company repaid in full the remaining principal balance and accrued interest due under the repurchase agreements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2012
(unaudited)

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
June 30, 2012
(unaudited)

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
The following were the carrying amounts and fair values of the Company’s financial instruments as of June 30, 2012 and December 31, 2011, which carrying amounts do not approximate the fair values (in thousands):

	June 30, 2012			December 31, 2011
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial asset:
Real estate loan receivable	$54,500	$35,700	$35,000	$—	$—	$—
Financial liabilities:
Notes payable and repurchase agreements	$48,795	$48,795	$50,827	$63,203	$63,203	$63,219
Disclosure of the fair value of financial instruments is based on pertinent information available to the Company as of June 30, 2012 and December 31, 2011 and requires a significant amount of judgment. Despite increased capital market and credit market activity, transaction volume for certain financial instruments remains relatively low. This has made the estimation of fair values difficult and, therefore, both the actual results and the Company’s estimate of value at a future date could be materially different.
During the six months ended June 30, 2012, the Company measured the following assets at fair value on a recurring basis (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
CMBS	$36,305	$—	$36,305	$—

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2012
(unaudited)

9.	RELATED PARTY TRANSACTIONS
The Advisory Agreement and the Dealer Manager Agreement entitle the Advisor and/or the Dealer Manager to specified fees upon the provision of certain services with regard to the Offering, the investment of funds in real estate and real estate‑related investments, and the disposition of real estate and real estate-related investments (including the discounted payoff of non-performing loans) among other services, as well as reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company and certain costs incurred by the Advisor in providing services to the Company. The Company has also entered into a fee reimbursement agreement (the “AIP Reimbursement Agreement”) with the Dealer Manager pursuant to which the Company agreed to reimburse the Dealer Manager for certain fees and expenses it incurs for administering the Company's participation in the DTCC Alternative Investment Product Platform with respect to certain accounts of the Company's investors serviced through the platform. The Advisor and Dealer Manager also serve as the advisor and dealer manager, respectively, for KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust II, Inc., KBS Real Estate Investment Trust III, Inc. and KBS Legacy Partners Apartment REIT, Inc. During the six months ended June 30, 2012 and 2011, no transactions occurred between the Company and these other KBS-sponsored programs, except that on May 18, 2012, the Company entered into a joint venture in which KBS Real Estate Investment Trust, Inc. owns a participation interest, as described in Note 10.  However, this transaction is not a related party transaction.
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three and six months ended June 30, 2012 and 2011, respectively, and any related amounts payable as of June 30, 2012 and December 31, 2011 (in thousands):

	Incurred				Payable as of
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
	2012	2011	2012	2011	2012	2011
Expensed
Asset management fees	$348	$72	$638	$113	$—	$17
Real estate acquisition fee	80	—	80	—	80	—
Reimbursable operating expenses (1)	20	12	36	23	—	—
Disposition fees	8	—	21	—	—	—

Additional Paid-in Capital
Selling commissions	3,463	2,385	5,874	3,398	—	—
Dealer manager fees	1,679	1,284	2,893	1,815	—	—
Reimbursable other offering costs	401	206	806	1,037	—	14

Capitalized
Acquisition and origination fees on real estate loans receivable	—	—	352	199	—	—
	$5,999	$3,959	$10,700	$6,585	$80	$31
_____________________
(1) The Advisor may seek reimbursement for certain employee costs under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $20,000 and $12,000 for the three months ended June 30, 2012 and 2011, respectively and $36,000 and $23,000 for the six months ended June 30, 2012 and 2011, respectively, and were the only employee costs reimbursed under the Advisory Agreement during these periods. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2012
(unaudited)

10.	INVESTMENT IN UNCONSOLIDATED JOINT VENTURE
Investment in National Industrial Portfolio Joint Venture
On May 18, 2012, the Company, through an indirect wholly owned subsidiary, entered into a joint venture (the “Joint Venture”) with OCM NIP JV Holdings, L.P. and HC KBS NIP JV, LLC (“HC-KBS”). The Joint Venture owns 23 industrial properties and a master lease with respect to another industrial property encompassing 11.4 million square feet. The Company made an initial capital contribution of $8.0 million and holds a 2.7% ownership interest in the Joint Venture. The Company does not exercise any significant influence over the Joint Venture’s operations, financial policies or decision making. Accordingly, the Company has accounted for its investment in the Joint Venture under the cost method of accounting. Income, losses and distributions from the Joint Venture are generally allocated among the members based on their respective equity interests.
KBS Real Estate Investment Trust, Inc. (“KBS REIT I”), an affiliate of the Advisor, is a member of HC-KBS and has a participation interest in certain future potential profits generated by the Joint Venture.  However, KBS REIT I does not have any equity interest in the Joint Venture. None of the other joint venture partners are affiliated with the Company or the Advisor.
As of June 30, 2012, the book value of our investment in the Joint Venture was $8.0 million.  During the three and six months ended June 30, 2012, the Company did not recognize any income from the Joint Venture.

11.	COMMITMENTS AND CONTINGENCIES
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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Although there can be no assurance, the Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations as of June 30, 2012. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2012
(unaudited)

12.	SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Status of the Offering
The Company commenced the Offering on November 20, 2009. As of August 3, 2012, the Company had sold 34,640,372 shares of common stock in the Offering for gross offering proceeds of $343.3 million million, including 1,329,260 shares of common stock under the Company’s dividend reinvestment plan for gross offering proceeds of $12.6 million. Also as of August 3, 2012, the Company had redeemed 48,107 of the shares sold in the Offering for $0.5 million.
Investment in Primera Court First Mortgage
On July 2, 2012, the Company, through an indirect wholly owned subsidiary, purchased, at a discount, a non-performing first mortgage loan (the “Primera Court First Mortgage”) for $8.0 million plus closing costs. The Company acquired the loan from U.S. Bank, National Association, as Trustee for the Beneficial Owner of the RFC CDO 2007-1 Grantor Trust, Series A (the “Seller”), which is not affiliated with the Company or the Advisor. The borrowers under the Primera Court First Mortgage are Interchange-Primera I, LLC, Interchange-Primera II, LLC and Interchange-Rouse, LLC (the “Borrowers”), which are not affiliated with the Company or the Advisor. The Company funded the acquisition of the Primera Court First Mortgage with proceeds from the Offering. The Primera Court First Mortgage is secured by three two-story office buildings located in Orlando, Florida.
Prior to the Company’s acquisition of the Primera Court First Mortgage, the Borrowers entered into a discounted payoff agreement with the Seller for $8.4 million, which agreement the Company assumed at closing. The Borrowers made non-refundable deposits totaling $0.6 million in connection with the discounted payoff agreement, which was credited against the $8.0 million purchase price of the Primera Court First Mortgage. The remaining balance due under the discounted payoff agreement of $7.8 million was paid on August 8, 2012.
Distribution Declared and Paid
On July 20, 2012, the Company's board of directors authorized a distribution in the amount of $0.35190663 per share of common stock to stockholders of record as of the close of business on July 20, 2012. On July 31, 2012, the Company paid distributions of $11.7 million related to the distribution declared for stockholders of record as of the close of business on July 20, 2012. The distribution was paid in cash or, for investors enrolled in the Company's dividend reinvestment plan, reinvested in additional shares.
Acquisition of the QBE Corporate Campus
On July 31, 2012, the Company, through an indirect wholly owned subsidiary, acquired a nine building office campus containing 326,384 rentable square feet located on approximately 46 acres of land in Bellevue, Washington (the “QBE Corporate Campus”). The seller is not affiliated with the Company or the Advisor. The contractual purchase price of the QBE Corporate Campus was approximately $78.7 million plus closing costs. The Company funded the acquisition of the QBE Corporate Campus with proceeds from the Offering, but may later place mortgage debt on the property.
The QBE Corporate Campus was built in multiple phases between 1973 and 2000. It is currently 62% leased to seven tenants.

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
We intend to use substantially all of the net proceeds from our ongoing initial public offering to invest in and manage a diverse portfolio of real estate‑related loans, opportunistic real estate, real estate‑related debt securities and other real estate‑related investments. Such investments have included, and are expected to continue to include, non-performing loans (which have resulted in, and may continue to result in, our acquisition of the underlying property securing the loan through foreclosure or similar processes), non-stabilized or undeveloped properties, and commercial mortgage backed securities (“CMBS”). We may also invest in entities that make similar investments. As of June 30, 2012, we owned five office properties, one office portfolio consisting of five office buildings and 43 acres of undeveloped land, one industrial/flex property, 1,375 acres of undeveloped land, four CMBS investments, one non-performing first mortgage loan and one investment in an unconsolidated joint venture.
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
Through June 30, 2012, we had sold 31,750,323 shares of common stock for gross offering proceeds of $314.8 million, including 515,223 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $4.9 million. Also as of June 30, 2012, we had redeemed 35,104 of the shares sold in our offering for $0.3 million. Additionally, on December 29, 2011, we issued 220,994 shares of common stock for $2.0 million in a private transaction exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933.
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
Throughout the financial crisis and economic downturn, U.S. commercial real estate transactions experienced a sharp decline in volume. Very little market activity (buying or selling) took place in 2009 and the first half of 2010. In the second half of 2010 and the first half of 2011, the markets experienced a rebound in transaction activity. High-quality assets in primary (top-tier) markets experienced the largest increase in transaction volume. The second half of 2011, however, witnessed a significant slowdown in the level of market activity. Uncertainty in areas such as the cost of capital, and the ability to hedge asset risks, produced enough friction to bring transaction volumes down. However, toward the end of December and the beginning of the first half of 2012, the U.S. commercial real estate markets showed signs of recovery and increased transaction volumes.
While there are signs of improvement for commercial real estate, the outstanding economic, credit and regulatory issues remain. Certain markets will continue to benefit from employment gains specific to the location and regionally based growth industries such as technology, energy and health care. The capital markets also have an impact on these trends. Lending activity increased in 2011, but market volatility has increased caution among lenders and can affect capital supply. CMBS lending, which was largely shut down in the second half of 2011, began again during the first half of 2012.
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
Liquidity and Capital Resources
We are dependent upon the net proceeds from our ongoing initial public offering to conduct our proposed operations.  We will obtain the capital required to purchase and originate real estate and real estate-related investments and conduct our operations from the proceeds of our ongoing initial public offering, including our dividend reinvestment plan, and any future follow-on offerings we may conduct, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations.  To date, we have had three primary sources of capital for meeting our cash requirements:

•	Proceeds from our ongoing initial public offering;

•	Debt financing; and

•	Cash flow generated by our real estate and real estate-related investments.
On April 19, 2010, we broke escrow in our ongoing initial public offering and through June 30, 2012, we had sold 31,750,323 shares of common stock for gross offering proceeds of $314.8 million, including 515,223 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $4.9 million.  If we are unable to raise substantial funds in our initial public offering, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the fluctuation in the value of an investment in us will be tied more closely to the performance of the specific assets we acquire.  Further, we will have certain fixed operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds in our initial public offering.  Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures and corporate general and administrative expenses.  Cash flow from operations from our real estate investments is primarily dependent upon the occupancy levels of our properties, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures.  As of June 30, 2012, our real estate investments were 46% occupied.
Our real estate-related debt securities generate cash flow in the form of interest income. Cash flows from operations from our real estate-related debt securities are primarily dependent on the operating performance of the underlying collateral and the borrower’s ability to make its debt service payments. As of June 30, 2012, the cash flows from the borrowers under our real estate-related debt securities were sufficient to meet the contractual debt service obligations under these securities.
Investments in performing real estate-related loans generate cash flow in the form of interest income.  Investments in non-performing real estate-related loans may or may not generate cash flow.  Cash flow from operations under our real estate-related loans is primarily dependent on the operating performance of the underlying collateral and the borrowers’ ability to make their debt service payments.  As of June 30, 2012, we owned one non-performing real estate loan receivable. We do not expect non-performing mortgages to perform in accordance with their contractual terms, including the repayment of the principal amount outstanding under the loans, the payment of interest at the stated amount on the face of notes or the repayment of the loans upon their maturity dates.  As such, we explore various strategies including, but not limited to, one or more of the following: (i) negotiating with the borrowers for a reduced payoff, (ii) restructuring the terms of the loans and (iii) enforcing our rights as lenders under these loans and foreclosing on the collateral securing the loans.  We believe that one or more of these potential courses of action will at some point result in positive cash flow to us.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the Conflicts Committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expense reimbursements for the four fiscal quarters ended June 30, 2012 exceeded the charter imposed limitation; however, the Conflicts Committee determined that the relationship of our operating expenses to our average invested assets was justified for these periods given the costs of operating a public company and the early stage of our operations.
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
For the six months ended June 30, 2012, our cash needs for acquisitions, capital expenditures and debt service were met with proceeds from our ongoing initial public offering and debt financing. Operating cash needs during the same period were met through cash flow generated by our real estate investments and proceeds from our ongoing initial public offering. Distributions to our stockholders during the six months ended June 30, 2012 were funded from a gain resulting from the disposition of one of our real estate properties and debt financings.
Cash Flows from Operating Activities
We commenced operations with the acquisition of our first real estate investment on August 2, 2010. As of June 30, 2012, we owned five office properties, one office portfolio consisting of five office buildings and 43 acres of undeveloped land, one industrial/flex property, 1,375 acres of undeveloped land, four CMBS investments, one non-performing first mortgage loan and one investment in an unconsolidated joint venture. During the six months ended June 30, 2012, net cash used in operating activities was $0.7 million. We expect that our cash flows from operating activities will increase in future years as a result of owning the assets acquired during 2012 for an entire period and as a result of anticipated future acquisitions of real estate and real estate-related investments, and the related operations of such real estate and the potential cash flow from real estate-related investments.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flows from Investing Activities
Net cash used in investing activities was $22.3 million for the six months ended June 30, 2012 and primarily consisted of the following:

•	Acquisition of a non-performing first mortgage loan for $35.7 million;

•	Principal repayments on real estate securities of $21.9 million;

•	Investment in an unconsolidated joint venture of $8.0 million;

•	Improvements to real estate of $2.3 million; and

•	Proceeds from sale of real estate of $1.8 million.
Cash Flows from Financing Activities
Net cash provided by financing activities was $72.6 million for the six months ended June 30, 2012 and consisted primarily of the following:

•
$86.1 million of cash provided by offering proceeds from our initial public offering, net of payments of selling commissions, dealer manager fees and other organization and offering expenses of $10.3 million;

•	$12.0 million of payments on repurchase agreements and $2.9 million of payments on notes payable;

•	$1.1 million of cash provided by proceeds from notes payable;

•	$1.1 million of noncontrolling interests contributions;

•	$0.4 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $0.8 million; and

•	$0.3 million of payments made to redeem shares of common stock.
In order to execute our investment strategy, we utilize secured debt, and to the extent available, may utilize unsecured debt, to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinancing and interest risks, are properly balanced with the benefit of using leverage. Once we have fully invested the proceeds of our initial public offering, we expect our debt financing will be 50% or less of the cost of our investments, although it may exceed this level during our offering stage. There is no limitation on the amount we may borrow for any single investment. Our charter limits our total liabilities such that our total liabilities may not exceed 75% of the cost of our tangible assets; however, we may exceed that limit if a majority of the Conflicts Committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our common stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of June 30, 2012, our borrowings and other liabilities were approximately 16% of the cost (before depreciation or other noncash reserves) and book value (before depreciation) of our tangible assets.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of June 30, 2012 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2012	2013 - 2014	2015 - 2016	Thereafter
Outstanding debt obligations (1)	$48,795	$18,177	$—	$30,618	$—
Interest payments on outstanding debt obligations (2)	6,557	979	3,827	1,751	—
_____________________
(1) Amounts include principal payments only. On July 11, 2012, we repaid in full the remaining principal balance and accrued interest due under the CMBS repurchase agreements.
(2) Projected interest payments are based on the outstanding principal amounts and interest rates in effect at June 30, 2012. We incurred interest expense of $1.2 million, excluding amortization of deferred financing costs of $0.2 million, for the six months ended June 30, 2012.
Results of Operations
As of June 30, 2011, we owned four office properties and one industrial/flex property. As of June 30, 2012, we owned five office properties, one office portfolio consisting of five office buildings and 43 acres of undeveloped land, one industrial/flex property, 1,375 acres of undeveloped land, four CMBS investments, one non-performing first mortgage loan and one investment in an unconsolidated joint venture. Our results of operations for the three and six months ended June 30, 2012 may not be indicative of those in future periods as the occupancy in our properties has not been stabilized. As of June 30, 2012, the portfolio was approximately 46% occupied. However, due to the short outstanding weighted-average lease term in the portfolio of less than three years, we do not put significant emphasis on quarterly changes in occupancy (positive or negative) in the short run. Our underwriting and valuations are generally more sensitive to “terminal values” that may be realized upon the disposition of the assets in the portfolio and less sensitive to ongoing cash flows generated by the portfolio in the years leading up to an eventual sale. There are no guarantees that occupancies of our assets will increase, or that we will recognize a gain on the sale of our assets. We funded the acquisitions of these investments with proceeds from our ongoing initial public offering and debt financing. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments. Our income and expenses will also depend on the outcome of our recovery strategies for our non-performing loan.
Comparison of the three months ended June 30, 2012 versus the three months ended June 30, 2011
Rental income and tenant reimbursements increased from $0.5 million and $0.1 million, respectively, for the three months ended June 30, 2011 to $2.8 million and $0.3 million, respectively, for the three months ended June 30, 2012, primarily as a result of the growth in our real estate portfolio. We expect rental income and tenant reimbursements to increase in future periods as a result of leasing additional space and anticipated future acquisitions of real estate.
Interest income from our real estate loans receivable was $0.1 million for the three months ended June 30, 2011. As of June 30, 2012, we had one non-performing first mortgage, but did not recognize any interest income from our real estate loan receivable during the three months ended June 30, 2012. We expect interest income to vary in future periods based upon acquisition activity of real estate-related loans and, because we may acquire non-performing loans, the ability of the borrowers to make interest payments.
Interest income from our real estate securities was $0.2 million for the three months ended June 30, 2012. As of June 30, 2011, we had not made any investments in real estate securities. We expect interest income from our real estate securities to vary in future periods based upon acquisition activity and principal balances outstanding under our real estate securities.
Property operating costs and real estate taxes and insurance increased from $0.5 million and $0.1 million, respectively, for the three months ended June 30, 2011 to $1.6 million and $0.6 million, respectively, for the three months ended June 30, 2012. We expect property operating costs and real estate taxes and insurance to increase in future periods as a result of anticipated future acquisitions of real estate.
Asset management fees increased from $0.1 million for the three months ended June 30, 2011 to $0.3 million for the three months ended June 30, 2012, primarily as a result of the growth in our investment portfolio. We expect asset management fees to increase in future periods as a result of owning the assets acquired in 2012 for an entire period and anticipated future acquisitions. All asset management fees incurred as of June 30, 2012 have been paid.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Costs and expenses related to the foreclosure of real estate loans receivable for the three months ended June 30, 2011 totaled $0.6 million. We did not foreclose on any of our real estate loans receivable during the three months ended June 30, 2012, and therefore, did not incur any foreclosure costs and expenses. We expect costs and expenses related to the foreclosure of loans receivable to vary in future periods based upon foreclosure activity.
General and administrative expenses increased from $0.5 million for the three months ended June 30, 2011 to $1.2 million for the three months ended June 30, 2012, primarily as a result of the growth in our investment portfolio. General and administrative costs consisted primarily of legal fees, transfer agent fees, insurance premiums, professional fees and independent director fees. We expect general and administrative costs to increase in future periods as we acquire additional investments, but we expect such costs to decrease as a percentage of total revenue.
Depreciation and amortization increased from $0.6 million for the three months ended June 30, 2011 to $1.7 million for the three months ended June 30, 2012, due to the growth of our real estate portfolio. We expect depreciation and amortization to increase in future periods as a result of anticipated future acquisitions of real estate.
Interest expense was $0.6 million for the three months ended June 30, 2012. We had no debt outstanding during the three months ended June 30, 2011, and therefore, did not incur any interest expense during that period. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the amount of proceeds raised in our ongoing initial public offering, the availability and cost of debt financing, and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.
Income from discontinued operations was $0.1 million for three months ended June 30, 2012 due to a gain on the sale of real estate.
Comparison of the six months ended June 30, 2012 versus the six months ended June 30, 2011
Rental income and tenant reimbursements increased from $0.6 million and $0.1 million, respectively, for the six months ended June 30, 2011 to $5.6 million and $0.5 million, respectively, for the six months ended June 30, 2012, primarily as a result of the growth in our real estate portfolio. We expect rental income and tenant reimbursements to increase in future periods as a result of leasing additional space and anticipated future acquisitions of real estate.
Interest income from our real estate loans receivable was $0.3 million for the six months ended June 30, 2011. As of June 30, 2012, we had one non-performing first mortgage, but did not recognize any interest income from our real estate loan receivable during the six months ended June 30, 2012. We expect interest income to vary in future periods based upon acquisition activity of real estate-related loans and, because we may acquire non-performing loans, the ability of the borrowers to make interest payments.
Interest income from our real estate securities was $0.7 million for the six months ended June 30, 2012. As of June 30, 2011, we had not made any investments in real estate securities. We expect interest income from our real estate securities to vary in future periods based upon acquisition activity and principal balances outstanding under our real estate securities.
Property operating costs and real estate taxes and insurance increased from $0.6 million and $0.2 million, respectively, for the six months ended June 30, 2011 to $3.1 million and $1.2 million, respectively, for the six months ended June 30, 2012. We expect property operating costs and real estate taxes and insurance to increase in future periods as a result of anticipated future acquisitions of real estate.
Asset management fees increased from $0.1 million for the six months ended June 30, 2011 to $0.6 million for the six months ended June 30, 2012, primarily as a result of the growth in our investment portfolio. We expect asset management fees to increase in future periods as a result of owning the assets acquired in 2012 for an entire period and anticipated future acquisitions. All asset management fees incurred as of June 30, 2012 have been paid.
Costs and expenses related to the foreclosure of real estate loans receivable for the six months ended June 30, 2011 totaled $0.8 million. We did not foreclose on any of our real estate loans receivable during the six months ended June 30, 2012, and, therefore, did not incur any foreclosure costs and expenses. We expect costs and expenses related to the foreclosure of loans receivable to vary in future periods based upon foreclosure activity.
General and administrative expenses increased from $0.9 million for the six months ended June 30, 2011 to $1.9 million for the six months ended June 30, 2012, primarily as a result of the growth in our investment portfolio. General and administrative costs consisted primarily of legal fees, transfer agent fees, insurance premiums, professional fees and independent director fees. We expect general and administrative costs to increase in future periods as we acquire additional investments, but we expect such costs to decrease as a percentage of total revenue.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Depreciation and amortization increased from $0.8 million for the six months ended June 30, 2011 to $3.4 million for the six months ended June 30, 2012, due to the growth of our real estate portfolio. We expect depreciation and amortization to increase in future periods as a result of anticipated future acquisitions of real estate.
Interest expense was $1.3 million for the six months ended June 30, 2012. We had no debt outstanding during the six months ended June 30, 2011, and therefore, did not incur any interest expense during that period. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the amount of proceeds raised in our ongoing initial public offering, the availability and cost of debt financing, and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.
Total other income increased from $0.1 million during the six months ended June 30, 2011 to $0.6 million during the six months ended June 30, 2012, primarily due to a gain on extinguishment of debt of $0.6 million during the six months ended June 30, 2012.
Income from discontinued operations was $0.6 million for the six months ended June 30, 2012 due to gains on the sale of real estate.
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
As of June 30, 2012, selling commissions, dealer manager fees, and organization and other offering costs were 11% of gross offering proceeds. Through June 30, 2012, including shares issued through our dividend reinvestment plan, we had sold 31,750,323 shares for gross offering proceeds of $314.8 million, and recorded organization and other offering costs of $8.7 million and combined selling commissions and dealer manager fees of $27.2 million.
Distributions
Distributions declared, distributions paid and cash flows from operations were as follows for the first and second quarter of 2012 (in thousands, except per share amounts):

	Distribution Declared	Distributions Declared Per Share	Distributions Paid			Cash Flows From (Used In) Operations
Period			Cash	Reinvested	Total
First Quarter 2012	$547	$0.023	$183	$364	$547	$73
Second Quarter 2012	678	0.025	234	444	678	(733)
	$1,225	$0.048	$417	$808	$1,225	$(660)

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

On February 13, 2012, our board of directors declared a distribution in the amount of $0.02309337 per share of common stock to stockholders of record as of the close of business on February 14, 2012. We paid this distribution on February 17, 2012 and this was the only distribution declared for the first quarter of 2012. The distribution made in the first quarter of 2012 was made in connection with our disposition of 10564 Industrial Avenue in Roseville, California.  The aggregate authorized distribution to our stockholders is approximately equal to the gain resulting from this disposition and was funded with proceeds from this disposition.
On April 16, 2012, our board of directors declared a distribution in the amount of $0.025 per share of common stock to stockholders of record as of the close of business on April 16, 2012. We paid this distribution on April 30, 2012 and this was the only distribution declared or paid in the second quarter of 2012. The distribution made in the second quarter of 2012 was made in connection with a gain on extinguishment of debt, the disposition of partially improved land in Roseville, California and an increased valuation of our real estate assets.  The distribution was funded with proceeds from the disposition of partially improved land in Roseville, California and debt financing.
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
For the six months ended June 30, 2012, we paid aggregate distributions of $1.2 million, including $0.4 million of distributions paid in cash and $0.8 million of distributions reinvested through our dividend reinvestment plan. Our net loss for the six months ended June 30, 2012 was $3.5 million and cash flow used in operations was $0.7 million. Our cumulative distributions and net loss from inception through June 30, 2012 are $7.6 million and $13.3 million, respectively. We have funded our cumulative distributions, which includes net cash distributions and dividends reinvested by stockholders, with proceeds from debt financing of $7.0 million and proceeds from the disposition of property of $0.6 million (which amount is approximately equal to the gain resulting from the disposition). To the extent that we pay distributions from sources other than our cash flow from operations or gains from asset sales, we will have fewer funds available for investment in real estate-related loans, opportunistic real estate, real estate-related debt securities and other real estate-related investments, the overall return to our stockholders may be reduced and subsequent investors may experience dilution.
Critical Accounting Policies
Our consolidated interim financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC. There have been no significant changes to our policies during 2012; however, we did adopt Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU 2011-05) for which we have now included the presentation of other comprehensive income (loss) as its own statement following the consolidated statement of operations. We have also added an accounting policy related to investments in unconsolidated joint ventures as follows:
Investments in Unconsolidated Joint Ventures
We account for unconsolidated joint venture entities in which we do not have the ability to exercise significant influence and have virtually no influence over partnership operating and financial policies under the cost method of accounting.  Under the cost method, income distributions from the partnership are recognized in other income.  Distributions that exceed our share of earnings are applied to reduce the carrying value of our investment and any capital contributions will increase the carrying value of our investment.  On a quarterly basis, we evaluate our investment in unconsolidated joint venture for other-than-temporary impairments.  The fair value of a cost method investment is not estimated if there are no identified events or changes in circumstances that would indicate a significant adverse effect on the fair value of the investment.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Subsequent Events
We evaluate subsequent events up until the date the consolidated financial statements are issued.
Status of the Offering
We commenced our ongoing initial public offering of 140,000,000 shares of common stock on November 20, 2009. As of August 3, 2012, we had sold 34,640,372 shares of common stock in the offering for gross offering proceeds of $343.3 million, including 1,329,260 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $12.6 million. Also as of August 3, 2012, we had redeemed 48,107 of the shares sold in our ongoing initial public offering for $0.5 million.
Investment in Primera Court First Mortgage
On July 2, 2012, we, through an indirect wholly owned subsidiary, purchased, at a discount, a non-performing first mortgage loan (the “Primera Court First Mortgage”) for $8.0 million plus closing costs. We acquired the loan from U.S. Bank, National Association, as Trustee for the Beneficial Owner of the RFC CDO 2007-1 Grantor Trust, Series A (the “Seller”), which is not affiliated with us or our advisor. The borrowers under the Primera Court First Mortgage are Interchange-Primera I, LLC, Interchange-Primera II, LLC and Interchange-Rouse, LLC (the “Borrowers”), which are not affiliated with us or our advisor. We funded the acquisition of the Primera Court First Mortgage with proceeds from this offering. The Primera Court First Mortgage is secured by three two-story office buildings located in Orlando, Florida.
Prior to our acquisition of the Primera Court First Mortgage, the Borrowers entered into a discounted payoff agreement with the Seller for $8.4 million, which agreement we assumed at closing. The Borrowers made non-refundable deposits totaling $0.6 million in connection with the discounted payoff agreement, which was credited against the $8.0 million purchase price of the Primera Court First Mortgage. The remaining balance due under the discounted payoff agreement of $7.8 million was paid on August 8, 2012.
Distribution Declared and Paid
On July 20, 2012, our board of directors declared a distribution in the amount of $0.35190663 per share of common stock to stockholders of record as of the close of business on July 20, 2012. On July 31, 2012, we paid distributions of $11.7 million related to distributions declared for stockholders of record as of the close of business on July 20, 2012. The distribution was paid in cash or, for investors enrolled in our dividend reinvestment plan, reinvested in additional shares.
Acquisition of the QBE Corporate Campus
On July 31, 2012, we, through an indirect wholly owned subsidiary, acquired a nine building office campus containing 326,384 rentable square feet located on approximately 46 acres of land in Bellevue, Washington (the “QBE Corporate Campus”). The seller is not affiliated with us or our advisor. The contractual purchase price of the QBE Corporate Campus was approximately $78.7 million plus closing costs. We funded the acquisition of the QBE Corporate Campus with proceeds from our initial public offering, but may later place mortgage debt on the property.
The QBE Corporate Campus was built in multiple phases between 1973 and 2000. It is currently 62% leased to seven tenants.

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
We borrow funds at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. At June 30, 2012, the fair value of our fixed rate debt was $32.7 million and the carrying value of our fixed rate debt was $30.6 million. The fair value estimate of our fixed rate debt was calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at June 30, 2012. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting changes in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on variable rate debt would change our future earnings and cash flows, but would not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. At June 30, 2012, we were exposed to market risks related to fluctuations in interest rates on $18.2 million of variable rate debt outstanding. Based on interest rates as of June 30, 2012, if interest rates were 100 basis points higher during the 12 months ending June 30, 2013, interest expense on our variable rate debt outstanding would increase by approximately $0.2 million. As of June 30, 2012, one-month LIBOR was 0.24575% and if this index was reduced to 0% during the 12 months ending June 30, 2013, interest expense on our variable rate debt outstanding would decrease by $45,000.
The weighted-average interest rates of our fixed rate debt and variable rate debt at June 30, 2012 were 6.3% and 1.5%, respectively. The weighted-average interest rate represents the actual interest rate in effect at June 30, 2012, using interest rate indices as of June 30, 2012, where applicable.
As of June 30, 2012, our investment in a real estate loan receivable was non-performing and therefore, changes in interest rates would not impact our operations.
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
Based on sales volume to date, we do not believe that we are likely to raise the maximum offering amount under our initial public offering. If we raise substantially less than the maximum offering amount, we will not be able to invest in as diverse a portfolio of loans, properties and other assets as we otherwise would, which may cause the value of our stockholders’ investments to vary more widely with the performance of specific assets, and cause our general and administrative expenses to constitute a greater percentage of our revenue. Raising fewer proceeds in our initial public offering, therefore, could increase the risk that our stockholders will lose money in their investments.
Our initial public offering is being made on a “best efforts” basis, whereby the brokers participating in the offering have no firm commitment or obligation to purchase any of the shares. To date, the proceeds we have raised in this offering are lower than our sponsors and dealer manager originally expected. As a result, we do not believe that it is likely that we will raise the maximum offering amount.
As of August 3, 2012, we had sold 34,640,372 shares of common stock in the offering for gross offering proceeds of $343.3 million, including 1,329,260 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $12.6 million. Also as of August 3, 2012, we had redeemed 48,107 of the shares sold in our ongoing initial public offering for $0.5 million.
We are not limited in the number or size of our investments or the percentage of net proceeds we may dedicate to a single investment. If the dealer manager is unable to significantly increase the amount of proceeds raised in our initial public offering, we will make fewer investments than originally intended resulting in less diversification in terms of the type, number and size of investments that we make. In that case, adverse developments with respect to a single investment would have a greater adverse impact on our operations than they otherwise would. In addition, our inability to raise substantial funds would increase our fixed operating expenses as a percentage of our revenue, reducing our net income and limiting our ability to pay distributions to our stockholders.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933.

b)
On November 20, 2009, our Registration Statement on Form S-11 (File No. 333-156633), covering a public offering of up to 100,000,000 shares of common stock in our primary offering and 40,000,000 shares of common stock under our dividend reinvestment plan, was declared effective under the Securities Act of 1933. We commenced our initial public offering on November 20, 2009 upon retaining KBS Capital Markets Group LLC, an affiliate of our advisor, as the dealer manager of our offering. We are offering 100,000,000 shares of common stock in our primary offering at an aggregate offering price of up to $1.0 billion, or $10.00 per share with discounts available to certain categories of purchasers. The 40,000,000 shares offered under our dividend reinvestment plan are initially being offered at an aggregate offering price of $380 million, or $9.50 per share. We have extended our primary offering of 100,000,000 shares until the earlier of the sale of all 100,000,000 shares or October 31, 2012. Subscriptions with all related documents and funds must be dated on or before October 31, 2012 and submitted promptly, but we recommend that subscription materials be submitted before then to ensure they are received in good order. We will not accept any subscriptions, regardless of the date of the documents, after November 20, 2012 and, because of the necessary processing time, we cannot provide assurances that we will accept subscriptions received after October 31, 2012. We may sell shares under the dividend reinvestment plan beyond the termination of the primary offering until we have sold all the shares under the plan.

PART II. OTHER INFORMATION (CONTINUED)
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (continued)

As of June 30, 2012, we had sold 31,750,323 shares of common stock in our ongoing initial public offering for gross offering proceeds of $314.8 million, including 515,223 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $4.9 million. Also as of June 30, 2012, we had redeemed 35,104 shares sold in the offering for $0.3 million pursuant to our share redemption program. As of June 30, 2012, we had incurred selling commissions, dealer manager fees and other organization and offering costs in the amounts set forth below. We pay selling commissions and dealer manager fees to KBS Capital Markets Group, and KBS Capital Markets Group reallows all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers. In addition, we reimburse KBS Capital Advisors and KBS Capital Markets Group for certain offering expenses as described in our prospectus, as amended and supplemented.

Type of Expense Amount	Amount	Estimated/Actual
	(in thousands)
Selling commissions and dealer manager fees	$27,207	Actual
Finders’ fees	—	Actual
Other underwriting compensation	3,506	Actual
Other organization and offering costs (excluding underwriting compensation)	5,160	Actual
Total expenses	$35,873
Percentage of offering proceeds used to pay or reimburse affiliates for organization and offering costs and expenses	11.4%	Actual
From the commencement of our ongoing initial public offering through June 30, 2012, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $278.9 million.
We expect to use substantially all of the net proceeds from our ongoing initial public offering to invest in and manage a diverse portfolio of real estate‑related loans, opportunistic real estate, real estate‑related debt securities and other real estate‑related investments. We may use the net proceeds from the sale of shares under our dividend reinvestment plan for general corporate purposes, including, but not limited to, the redemption of shares under our share redemption program; reserves required by any financings of our investments; future funding obligations under any real estate loans receivable we acquire; the acquisition or origination of assets, which would include payment of acquisition and origination fees to our advisor; the repayment of debt; and expenses related to our investments, such as purchasing a loan senior to ours to protect our junior position in the event of a default by the borrower on the senior loan, making protective advances to preserve collateral securing a loan, or making capital and tenant improvements or paying leasing costs and commissions related to real property. As of June 30, 2012, we have used the net proceeds from our ongoing primary public offering to acquire $157.7 million in real estate investments and real estate-related loans, including $4.6 million of real estate acquisition fees and expenses to affiliates and non-affiliates including costs related to the foreclosure of loans and capitalized costs related to our acquisitions.

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

PART II. OTHER INFORMATION (CONTINUED)
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (continued)

•
During each calendar year, redemptions are limited to the amount of net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year (except that, as of June 30, 2012, we also have available under the share redemption program up to $1.2 million in additional funds to redeem a qualifying stockholder’s shares if the shares are being redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence;” for purposes of determining the amount of funds available for redemption under the program, redemptions for a stockholder’s death, qualifying disability or determination of incompetence, are made first from the $1.2 million before the general allocation for redemptions described above). This restriction may significantly limit your ability to have your shares redeemed pursuant to our share redemption program because we expect to declare distributions only when our board of directors determines we have sufficient cash flow. Particularly during our offering stage, we may not have significant cash flow to pay distributions, which would in turn severely limit redemptions during the next calendar year. For example, we only declared $6.4 million in distributions in 2011.

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
During the six months ended June 30, 2012, we fulfilled all redemption requests and redeemed shares pursuant to the share redemption program as follows:

Month	Total Number of Shares Redeemed	Average Price Paid Per Share (1)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2012	17,505	$9.32	(2)
February 2012	3,737	$9.45	(2)
March 2012	621	$9.25	(2)
April 2012	1,106	$8.65	(2)
May 2012	600	$10.00	(2)
June 2012	7,535	$9.23	(2)
Total	31,104
_____________________
(1) Pursuant to the program, as amended, we will initially redeem shares as follows:

•	The lower of $9.25 or 92.5% of the price paid to acquire the shares from us for stockholders who have held their shares for at least one year;

•	The lower of $9.50 or 95.0% of the price paid to acquire the shares from us for stockholders who have held their shares for at least two years;

•	The lower of $9.75 or 97.5% of the price paid to acquire the shares from us for stockholders who have held their shares for at least three years; and

•	The lower of $10.00 or 100% of the price paid to acquire the shares from us for stockholders who have held their shares for at least four years.
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
(2) We limit the dollar value of shares that may be redeemed under the program as described above. During the six months ended June 30, 2012, we redeemed $0.3 million of common stock, which represented all redemption requests received in good order and eligible for redemption through the June 2012 redemption date. As of June 30, 2012, we may redeem up to $1.2 million of shares of common stock if the shares are being redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence.” Additionally, based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during 2011 and redemptions through June 30, 2012, we have $3.8 million available for all other redemptions for the remainder of 2012.

PART II. OTHER INFORMATION (CONTINUED)

Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information

a)	As of the quarter ended June 30, 2012, all items required to be disclosed under Form 8-K were reported under Form 8-K.

b)	There are no material changes to the procedures by which stockholders may recommend nominees to our board of directors.
Item 6. Exhibits

Ex.	Description

3.1	Second Articles of Amendment and Restatement, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed February 4, 2010

3.2	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11, Commission File No. 333-156633

4.1
Form of Subscription Agreement, included as Appendix A to the prospectus, incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, Commission File No. 333-156633

4.2
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, Commission File No. 333-156633

4.3
Amended and Restated Dividend Reinvestment Plan, included as Appendix B to the prospectus, incorporated by reference to Exhibit 4.3 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, Commission File No. 333-156633

4.4
Second Amended and Restated Escrow Agreement, incorporated by reference to Exhibit 4.5 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, Commission File No. 333-156633

10.1
Agreement of Purchase and Sale and Joint Escrow Instructions (relating to the QBE Corporate Campus), by and between Unigard Insurance Company and KBS SOR 156th Avenue Northeast, dated as of July 25, 2012

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

101.1
The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Loss;
(iv) Consolidated Statements of Stockholder’ Equity; and (v) Consolidated Statements of Cash Flows.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS STRATEGIC OPPORTUNITY REIT, INC.

Date:	August 10, 2012	By:	/S/ KEITH D. HALL
Keith D. Hall
Chief Executive Officer and Director
(principal executive officer)

Date:	August 10, 2012	By:	/S/ DAVID E. SNYDER
David E. Snyder
Chief Financial Officer
(principal financial officer)