Form 10-Q
period 2012-09-30
KBS Strategic Opportunity REIT, Inc.
filed 2012-11-08
CIK 1452936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Yes  ☐  No  ☒
As of November 2, 2012, there were 51,263,486 outstanding shares of common stock of KBS Strategic Opportunity REIT, Inc.

KBS STRATEGIC OPPORTUNITY REIT, INC.
FORM 10-Q
September 30, 2012

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2012	December 31, 2011
	(unaudited)
Assets
Real estate, net	$199,738	$107,752
Real estate loans receivable, net	71,034	—
Real estate securities ($0 and $46.4 million pledged under repurchase agreements as of September 30, 2012 and December 31, 2011, respectively)	24,213	58,602
Total real estate and real estate-related investments, net	294,985	166,354
Cash and cash equivalents	66,185	86,379
Investment in unconsolidated joint venture	7,926	—
Rents and other receivables, net	1,971	510
Above-market leases, net	2,960	2,846
Prepaid expenses and other assets	4,092	2,374
Total assets	$378,119	$258,463
Liabilities and stockholders’ equity
Notes payable and repurchase agreements:
Notes payable	$31,576	$33,002
Repurchase agreements on real estate securities	—	30,201
Total notes payable and repurchase agreements	31,576	63,203
Accounts payable and accrued liabilities	5,247	2,235
Due to affiliates	4	31
Below-market leases, net	262	437
Security deposits and other liabilities	1,290	722
Total liabilities	38,379	66,628
Commitments and contingencies (Note 13)
Redeemable common stock	13,293	5,291
Equity
KBS Strategic Opportunity REIT, Inc. stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 40,845,175 and 22,214,815 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	408	222
Additional paid-in capital	347,118	188,817
Cumulative distributions and net losses	(35,844)	(15,968)
Accumulated other comprehensive gain (loss)	232	(46)
Total KBS Strategic Opportunity REIT, Inc. stockholders’ equity	311,914	173,025
Noncontrolling interests	14,533	13,519
Total equity	326,447	186,544
Total liabilities and stockholders’ equity	$378,119	$258,463
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Rental income	$3,704	$1,086	$9,334	$1,670
Tenant reimbursements	510	54	1,051	137
Interest income from real estate loans receivable	231	32	231	311
Interest income from real estate securities	186	—	855	—
Other operating income	55	17	107	17
Total revenues	4,686	1,189	11,578	2,135
Expenses:
Operating, maintenance, and management	2,379	966	5,481	1,531
Real estate taxes and insurance	557	261	1,742	457
Asset management fees to affiliate	460	80	1,099	193
Real estate acquisition fees and expenses	371	268	388	268
Real estate acquisition fees to affiliate	960	52	1,040	52
Costs related to foreclosure of loans receivable	—	78	—	888
General and administrative expenses	598	524	2,445	1,420
Depreciation and amortization	2,939	924	6,350	1,719
Interest expense	572	28	1,918	28
Total expenses	8,836	3,181	20,463	6,556
Other income:
Other interest income	17	45	63	95
Gain from extinguishment of debt	—	—	581	—
Income from unconsolidated joint venture	116	—	116	—
Gain on early payoff of real estate loan receivable	359	—	359	—
Total other income	492	45	1,119	95
Loss from continuing operations	(3,658)	(1,947)	(7,766)	(4,326)
Discontinued operations:
Gain (loss) on sale of real estate	(2)	—	593	—
Total income from discontinued operations	(2)	—	593	—
Net loss	(3,660)	(1,947)	(7,173)	(4,326)
Net loss attributable to noncontrolling interests	161	103	182	103
Net loss attributable to common stockholders	$(3,499)	$(1,844)	$(6,991)	$(4,223)
Basic and diluted income (loss) per common share:
Continuing operations	$(0.10)	$(0.14)	$(0.26)	$(0.45)
Discontinued operations	—	—	0.02	—
Net loss per common share	$(0.10)	$(0.14)	$(0.24)	$(0.45)
Weighted-average number of common shares outstanding, basic and diluted	35,958,174	13,238,044	29,732,658	9,368,412
Distributions declared per common share	$0.352	$—	$0.400	$—
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net loss	$(3,660)	$(1,947)	$(7,173)	$(4,326)
Other comprehensive income:
Unrealized gain on real estate securities	118	—	278	—
Total other comprehensive income	118	—	278	—
Total comprehensive loss	(3,542)	(1,947)	(6,895)	(4,326)
Total comprehensive loss attributable to noncontrolling interests	161	103	182	103
Total comprehensive loss attributable to common stockholders	$(3,381)	$(1,844)	$(6,713)	$(4,223)
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Year Ended December 31, 2011 and the Nine Months Ended September 30, 2012 (unaudited)
(dollars in thousands)

			Additional Paid-in Capital	Cumulative Distributions and Net Losses	Accumulated Other Comprehensive Gain (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Common Stock
	Shares	Amounts
Balance, December 31, 2010	5,132,988	$52	$42,988	$(1,982)	$—	$41,058	$—	$41,058
Net loss	—	—	—	(7,581)	—	(7,581)	(218)	(7,799)
Other comprehensive loss	—	—	—	—	(46)	(46)	—	(46)
Issuance of common stock	17,085,827	171	168,995	—	—	169,166	—	169,166
Transfers to redeemable common stock	—	—	(5,291)	—	—	(5,291)	—	(5,291)
Redemptions of common stock	(4,000)	(1)	(39)	—	—	(40)	—	(40)
Distributions declared	—	—	—	(6,405)	—	(6,405)	—	(6,405)
Commissions on stock sales and related dealer manager fees to affiliate	—	—	(14,324)	—	—	(14,324)	—	(14,324)
Other offering costs	—	—	(3,512)	—	—	(3,512)	—	(3,512)
Noncontrolling interests contributions	—	—	—	—	—	—	13,737	13,737
Balance, December 31, 2011	22,214,815	$222	$188,817	$(15,968)	$(46)	$173,025	$13,519	$186,544
Net loss	—	—	—	(6,991)	—	(6,991)	(182)	(7,173)
Other comprehensive income	—	—	—	—	278	278	—	278
Issuance of common stock	18,688,188	187	185,394	—	—	185,581	—	185,581
Transfers to redeemable common stock	—	—	(8,002)	—	—	(8,002)	—	(8,002)
Redemptions of common stock	(57,828)	(1)	(541)	—	—	(542)	—	(542)
Distributions declared	—	—	—	(12,885)	—	(12,885)	—	(12,885)
Commissions on stock sales and related dealer manager fees to affiliate	—	—	(16,030)	—	—	(16,030)	—	(16,030)
Other offering costs	—	—	(2,520)	—	—	(2,520)	—	(2,520)
Noncontrolling interests contributions	—	—	—	—	—	—	1,220	1,220
Distribution to noncontrolling interest	—	—	—	—	—	—	(24)	(24)
Balance, September 30, 2012	40,845,175	$408	$347,118	$(35,844)	$232	$311,914	$14,533	$326,447
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2012	2011
Cash Flows from Operating Activities:
Net loss	$(7,173)	$(4,326)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,350	1,719
Non-cash interest income on real estate related investments	(124)	—
Gain on sale of real estate, net	(593)	—
Gain on extinguishment of debt	(581)	—
Gain on early payoff of real estate loan receivable, net	(359)	—
Deferred rent	(1,215)	(63)
Amortization of above- and below-market leases, net	772	298
Amortization of deferred financing costs	223	—
Interest accretion on real estate securities	775	—
Write-off of closing costs related to foreclosed assets	—	696
Changes in assets and liabilities:
Rents and other receivables	(36)	(76)
Prepaid expenses and other assets	(2,092)	231
Accounts payable and accrued liabilities	1,725	324
Due to affiliates	(13)	(378)
Security deposits and other liabilities	568	247
Net cash used in operating activities	(1,773)	(1,328)
Cash Flows from Investing Activities:
Acquisitions of real estate	(95,545)	(7,552)
Improvements to real estate	(4,033)	(462)
Proceeds from sales of real estate, net	1,843	—
Investments in real estate loans receivable	(78,360)	(20,120)
Proceeds from early payoff of real estate loan receivable	7,932	—
Principal repayments on real estate loans receivable	—	438
Principal repayments on real estate securities	33,892	—
Investment in unconsolidated joint venture	(8,000)	—
Distribution of capital from unconsolidated joint venture	74	—
Net cash used in investing activities	(142,197)	(27,696)
Cash Flows from Financing Activities:
Proceeds from notes payable	2,051	3,477
Payments on notes payable	(2,896)	—
Payments on repurchase agreements	(30,201)	—
Proceeds from issuance of common stock	177,037	97,069
Payments to redeem common stock	(542)	(40)
Payments of commissions on stock sales and related dealer manager fees	(16,030)	(8,493)
Payments of other offering costs	(2,498)	(2,608)
Distributions paid	(4,341)	—
Noncontrolling interests contributions	1,220	1,461
Distribution to noncontrolling interest	(24)	—
Net cash provided by financing activities	123,776	90,866
Net (decrease) increase in cash and cash equivalents	(20,194)	61,842
Cash and cash equivalents, beginning of period	86,379	23,642
Cash and cash equivalents, end of period	$66,185	$85,484
Supplemental Disclosure of Cash Flow Information:
Interest paid	$1,866	$28
Supplemental Disclosure of Noncash Transactions:
Investments in real estate through foreclosure	$—	$32,213
Liabilities assumed on foreclosed real estate	$—	$200
Increase in loan origination fees payable	$123	$—
Increase in other offering costs payable	$22	$—
Increase in lease incentive payable	$210
Increase in capital expenses payable	$918	$370
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$8,544	$—
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
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
Subject to certain restrictions and limitations, the business of the Company is externally managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement the Company renewed with the Advisor on October 8, 2012 (the “Advisory Agreement”). The Advisor conducts the Company’s operations and manages its portfolio of real estate-related loans, opportunistic real estate, real estate-related debt securities and other real estate-related investments. The Advisor owns 20,000 shares of the Company’s common stock.
The Company expects to invest in and manage a diverse portfolio of real estate-related loans, opportunistic real estate, real estate-related debt securities and other real estate-related investments. Such investments have included, and are expected to continue to include, non-performing loans (which have resulted in, and may continue to result in, the acquisition of the underlying property securing the loan through foreclosure or similar processes), non-stabilized or undeveloped properties, commercial mortgage backed securities (“CMBS”) and other opportunistic real estate-related assets. The Company may also invest in entities that make similar investments. As of September 30, 2012, the Company owned six office properties, one office campus consisting of nine office buildings, one office portfolio consisting of five office buildings and 43 acres of undeveloped land, one industrial/flex property, 1,375 acres of undeveloped land, four investments in CMBS, two first mortgage loans and one investment in an unconsolidated joint venture.
On January 8, 2009, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a minimum of 250,000 shares and a maximum of 140,000,000 shares of common stock for sale to the public (the “Offering”), of which 100,000,000 shares were registered in a primary offering and 40,000,000 shares were registered to be sold under the Company’s dividend reinvestment plan. The SEC declared the Company’s registration statement effective on November 20, 2009 and the Company retained KBS Capital Markets Group LLC (the “Dealer Manager”), an affiliate of the Company, to serve as the dealer manager of the Offering pursuant to a dealer manager agreement, as amended and restated on August 9, 2011 (the “Dealer Manager Agreement”). The Company will cease offering shares of common stock in its primary offering on November 14, 2012, but will continue to offer shares of common stock under its dividend reinvestment plan after November 14, 2012. The Company intends to use substantially all of the net proceeds from the Offering to invest in a diverse portfolio of real estate-related loans, opportunistic real estate, real estate-related debt securities and other real estate-related investments, as described above.
As of September 30, 2012, the Company had sold 40,666,009 shares of common stock in the Offering for gross offering proceeds of $403.1 million, including 1,329,513 shares of common stock sold under the dividend reinvestment plan for gross offering proceeds of $12.6 million. Also, as of September 30, 2012, the Company had redeemed 61,828 shares sold in the Offering for $0.6 million. Additionally, on December 29, 2011, the Company issued 220,994 shares of common stock for $2.0 million in a private transaction exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2012
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
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the FASB ASC and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.
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
Segments
The Company has invested in non-performing loans, opportunistic real estate and other real estate-related assets and classified its operations by investment type: real estate-related and real estate. In general, the Company intends to hold its investments in non-performing loans, opportunistic real estate and other real estate-related assets for capital appreciation. Traditional performance metrics of non-performing loans, opportunistic real estate and other real estate-related assets may not be meaningful as these investments are non-stabilized and do not provide a consistent stream of interest income or rental revenue.  As a result, the Company’s management views non-performing loans, opportunistic real estate and other real estate-related assets as similar investments. Substantially all of the Company’s revenue and net income (loss) is from non-performing loans, opportunistic real estate and other real estate-related assets, and therefore, the Company currently operates in one reportable business segment.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2012
(unaudited)

Investment in Unconsolidated Joint Venture
The Company accounts for unconsolidated joint venture entities in which the Company does not have the ability to exercise significant influence and has virtually no influence over partnership operating and financial policies under the cost method of accounting.  Under the cost method, income distributions from the partnership are recognized in other income.  Distributions that exceed the Company’s share of earnings are applied to reduce the carrying value of the Company’s investment and any capital contributions will increase the carrying value of the Company’s investment.  On a quarterly basis, the Company evaluates its investment in unconsolidated joint venture for other-than-temporary impairments.  The fair value of a cost method investment is not estimated if there are no identified events or changes in circumstances that would indicate a significant adverse effect on the fair value of the investment.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three and nine months ended September 30, 2012 and 2011.
Recently Issued Accounting Standards Updates
In December 2011, the FASB issued ASU No. 2011-10, Property, Plant and Equipment (Topic 360): Derecognition of in Substance Real Estate-a Scope Clarification (a consensus of the FASB Emerging Issues Task Force) (“ASU No. 2011-10”).  ASU No. 2011-10 clarifies when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of a default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance for Real Estate Sale (Subtopic 360-20).  For public companies, the provisions of ASU No. 2011-10 are effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012.  The adoption of ASU No. 2011-10 did not have a material impact on the Company’s consolidated financial statements.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2012
(unaudited)

3.	RECENT ACQUISITIONS OF REAL ESTATE
During the nine months ended September 30, 2012, the Company acquired the following properties (in thousands):

						Intangibles
Property Name	City	State	Acquisition Date	Land	Building and Improvements	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities	Total Purchase Price
Bellevue Technology Center	Bellevue	WA	07/31/2012	$25,506	$47,545	$4,866	$658	$—	$78,575
Powers Ferry Landing East	Atlanta	GA	09/24/2012	4,261	10,713	1,593	409	(6)	16,970
				$29,767	$58,258	$6,459	$1,067	$(6)	$95,545
The intangible assets and liabilities acquired in connection with these acquisitions have weighted-average amortization periods as of the date of acquisition as follows (in years):

	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities
Bellevue Technology Center	5.9	3.5	—
Powers Ferry Landing East	2.2	1.5	2.6
The Company recorded each real estate acquisition as a business combination and expensed $1.3 million of acquisition costs. For the three and nine months ended September 30, 2012, the Company recognized $1.1 million of total revenues and $1.4 million of operating expenses from these properties.

4.	REAL ESTATE
As of September 30, 2012, the Company owned six office properties, one office campus consisting of nine office buildings, one office portfolio consisting of five office buildings and 43 acres of undeveloped land and one industrial/flex property, encompassing, in the aggregate, approximately 2.1 million rentable square feet. As of September 30, 2012, these properties were 45% occupied. In addition, the Company owned 1,375 acres of undeveloped land. The following table summarizes the Company’s real estate investments as of September 30, 2012 and December 31, 2011, respectively (in thousands):

	September 30, 2012	December 31, 2011
Land	$73,073	$43,126
Buildings and improvements	119,869	58,974
Tenant origination and absorption costs	12,972	8,235
Total real estate, cost	205,914	110,335
Accumulated depreciation and amortization	(6,176)	(2,583)
Total real estate, net	$199,738	$107,752

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2012
(unaudited)

The following table provides summary information regarding the properties owned by the Company as of September 30, 2012 (in thousands):

Property	Date Acquired or Foreclosed on	City	State	Property Type	Land	Building and Improvements	Tenant Origination and Absorption	Total Real Estate at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net	Ownership %
Village Overlook Buildings	08/02/2010	Stockbridge	GA	Office	$440	$1,309	$23	$1,772	$(158)	$1,614	100.0%
Academy Point Atrium I	11/03/2010	Colorado Springs	CO	Office	1,650	2,943	—	4,593	(169)	4,424	100.0%
Northridge Center I & II	03/25/2011	Atlanta	GA	Office	2,234	4,391	243	6,868	(491)	6,377	100.0%
Iron Point Business Park	06/21/2011	Folsom	CA	Office	2,671	16,295	847	19,813	(1,452)	18,361	100.0%
Roseville Commerce Center (1)	06/27/2011	Roseville	CA	Industrial/Flex	1,147	2,413	390	3,950	(219)	3,731	100.0%
1635 N. Cahuenga Building	08/03/2011	Los Angeles	CA	Office	3,112	4,305	374	7,791	(376)	7,415	70.0%
Richardson Portfolio:
Palisades Central I	11/23/2011	Richardson	TX	Office	1,037	7,189	1,495	9,721	(776)	8,945	90.0%
Palisades Central II	11/23/2011	Richardson	TX	Office	810	15,264	2,162	18,236	(1,219)	17,017	90.0%
Greenway I	11/23/2011	Richardson	TX	Office	561	1,475	—	2,036	(35)	2,001	90.0%
Greenway II	11/23/2011	Richardson	TX	Office	854	2,451	—	3,305	(53)	3,252	90.0%
Greenway III	11/23/2011	Richardson	TX	Office	702	3,576	979	5,257	(427)	4,830	90.0%
Undeveloped Land	11/23/2011	Richardson	TX	Undeveloped Land	5,620	—	—	5,620	—	5,620	90.0%
Total Richardson Portfolio					9,584	29,955	4,636	44,175	(2,510)	41,665
Park Highlands	12/30/2011	North Las Vegas	NV	Undeveloped Land	22,468	—	—	22,468	—	22,468	50.1%
Bellevue Technology Center	07/31/2012	Bellevue	WA	Office	25,506	47,545	4,866	77,917	(691)	77,226	100%
Powers Ferry Landing East	09/24/2012	Atlanta	GA	Office	4,261	10,713	1,593	16,567	(110)	16,457	100%
					$73,073	$119,869	$12,972	$205,914	$(6,176)	$199,738
_____________________
(1) See “– Sale of 10564 Industrial Building and Partially Improved Land” below.
Operating Leases
Certain of the Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of September 30, 2012, the leases, excluding options to extend, had remaining terms of up to 9.8 years with a weighted-average remaining term of 3.6 years. Some of the leases have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from tenants in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash and assumed in real estate acquisitions or foreclosures related to tenant leases are included in security deposits and other liabilities in the accompanying consolidated balance sheets and totaled $0.7 million and $0.5 million as of September 30, 2012 and December 31, 2011, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2012
(unaudited)

During the nine months ended September 30, 2012 and 2011, the Company recognized deferred rent from tenants of $1.2 million and $0.1 million, respectively, net of lease incentive amortization. As of September 30, 2012 and December 31, 2011, the cumulative deferred rent receivable balance, including unamortized lease incentive receivables, was $1.7 million and $0.2 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The Company records property operating expense reimbursements due from tenants for common area maintenance, real estate taxes, and other recoverable costs in the period the related expenses are incurred.
As of September 30, 2012, the future minimum rental income from the Company’s properties under non-cancelable operating leases was as follows (in thousands):

October 1, 2012 through December 31, 2012	$3,948
2013	15,489
2014	13,571
2015	11,886
2016	10,568
Thereafter	19,311
$74,773
As of September 30, 2012, the Company’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Finance and Insurance	22	$4,769	26.0%
Management Consulting	24	3,517	19.1%
Computer System Design & Programming	11	2,264	12.3%
		$10,550	57.4%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of September 30, 2012, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
No other tenant industries accounted for more than 10% of annualized base rent. No material tenant credit issues have been identified at this time.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2012
(unaudited)

Geographic Concentration Risk
As of September 30, 2012, the Company’s real estate investments in Washington and Texas represented 20.4% and 11.0% of the Company’s total assets, respectively.  As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the Washington and Texas real estate markets.  Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.
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
In December 2011, the Company received an unsolicited offer to purchase one of the industrial flex buildings located at 10564 Industrial Avenue in Roseville, California and on January 31, 2012, upon receiving approval from the Company’s board of directors, the Company sold this building that had a net book value of $0.6 million for $1.3 million.  The purchaser is not affiliated with the Company or the Advisor.  As a result of the sale of the property, the Company recognized a gain on sale of $0.5 million. The building sold had no significant revenue or expenses for the three and nine months ended September 30, 2012 and 2011.
In February 2012, the Company received an unsolicited offer to purchase the four parcels of partially improved land encompassing 6.0 acres and, on May 24, 2012, the Company sold the four parcels of land with a net book value of $0.7 million for $0.8 million resulting in a gain on sale of $0.1 million.  The purchaser is not affiliated with the Company or the Advisor.  The four parcels of partially improved land sold had no significant revenue or expenses for the three and nine months ended September 30, 2012 and 2011.

5.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW‑MARKET LEASE LIABILITIES
As of September 30, 2012 and December 31, 2011, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Cost	$12,972	$8,235	$3,953	$3,298	$(339)	$(471)
Accumulated Amortization	(2,530)	(1,344)	(993)	(452)	77	34
Net Amount	$10,442	$6,891	$2,960	$2,846	$(262)	$(437)

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2012
(unaudited)

Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three and nine months ended September 30, 2012 and 2011 are as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended September 30,		For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2012	2011	2012	2011	2012	2011
Amortization	$(1,278)	$(498)	$(325)	$(195)	$112	$8

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011	2012	2011
Amortization	$(2,909)	$(1,005)	$(953)	$(308)	$181	$10

6.	REAL ESTATE LOANS RECEIVABLE
As of September 30, 2012, the Company, through wholly owned subsidiaries, had invested in two real estate loans receivable as set forth below (in thousands):

Loan Name Location of Related Property or Collateral	Date Acquired/ Originated	Property Type	Loan Type	Outstanding Principal Balance (1)	Book Value (2)	Contractual Interest Rate (3)	Annualized Effective Interest Rate (3)	Maturity Date
1180 Raymond First Mortgage
Newark, New Jersey	03/14/2012	Multifamily	Non-Performing Mortgage (4)	$55,583	$35,666	(4)	(4)	06/01/2018	(4)
Ponte Palmero First Mortgage
Cameron Park, California	09/13/2012	Retirement Community	Mortgage	35,865	35,368	One-Month LIBOR + 10.00% (5)	13.2%	10/01/2015
				$91,448	$71,034
_____________________
(1) Outstanding principal balance as of September 30, 2012 represents original principal balance outstanding under the loan, increased for any subsequent fundings, including interest income deferred until maturity.
(2) Book value of the real estate loans receivable represents outstanding principal balance adjusted for unamortized acquisition discounts, origination fees and direct origination and acquisition costs.
(3) Contractual interest rates are the stated interest rates on the face of the loans. Annualized effective interest rates are calculated as the actual interest income recognized in 2012, using the interest method, divided by the average amortized cost basis of the investment. The annualized effective interest rates and contractual interest rates presented are as of September 30, 2012.
(4) Upon acquisition, the Company did not expect the non-performing mortgage to perform in accordance with its contractual terms, including the repayment of the principal amount outstanding under the loan, the payment of interest at the stated amount on the face of the note or the repayment of the loan upon its maturity date. Accordingly, the Company did not record any interest income relating to this loan during the three months and nine months ended September 30, 2012 and the Company placed the loan on non-accrual status.
(5) As of September 30, 2012, the Ponte Palmero First Mortgage bears interest at a floating rate of 1,000 basis points over one-month LIBOR, but at no point shall the interest rate be less than 11.0%. See “— Recent Transactions - Origination of Ponte Palmero First Mortgage.”

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2012
(unaudited)

The following summarizes the activity related to the real estate loans receivable for the nine months ended September 30, 2012 (in thousands):

Face value of real estate loans receivable acquired and originated	$107,083
Discount on purchase price of real estate loans receivable acquired	(28,933)
Closing costs and origination fees on purchase and origination of real estate loans receivable	305
Early payoff of Primera Court First Mortgage	(7,545)
Deferred interest receivable and interest accretion	115
Accretion of closing costs and origination fees on real estate loans receivable, net	9
Real estate loans receivable - September 30, 2012	$71,034
For the three and nine months ended September 30, 2012 and 2011, interest income from real estate loans receivable consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Contractual interest income	$196	$32	$196	$311
Interest accretion	26	—	26	—
Accretion of closing costs and origination fees, net	9	—	9	—
Interest income from real estate loans receivable	$231	$32	$231	$311
During the three and nine months ended September 30, 2012, the Company recognized $231,000 of interest income from its investment in the Ponte Palmero First Mortgage Loan, including $89,000 of interest income that is deferred until maturity.  See “─ Recent Transactions - Origination of Ponte Palmero First Mortgage.”
Recent Transactions
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
Investment in Primera Court First Mortgage
On July 2, 2012, the Company, through an indirect wholly owned subsidiary, purchased, at a discount, a non-performing first mortgage loan (the “Primera Court First Mortgage”) for $8.0 million plus closing costs. The Company acquired the loan from U.S. Bank, National Association, as Trustee for the Beneficial Owner of the RFC CDO 2007-1 Grantor Trust, Series A (the “Seller”), which is not affiliated with the Company or the Advisor. The borrowers under the Primera Court First Mortgage are Interchange-Primera I, LLC, Interchange-Primera II, LLC and Interchange-Rouse, LLC (the “Primera Court Borrowers”), which are not affiliated with the Company or the Advisor.
Prior to the Company’s acquisition of the Primera Court First Mortgage, the Borrowers entered into a discounted payoff agreement with the Seller for $8.4 million, which agreement the Company assumed at closing. The Primera Court Borrowers made non-refundable deposits totaling $0.6 million in connection with the discounted payoff agreement, which were credited against the $8.0 million purchase price of the Primera Court First Mortgage. The remaining balance due under the discounted payoff agreement of $7.8 million was paid on August 8, 2012.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2012
(unaudited)

Origination of Ponte Palmero First Mortgage
On September 13, 2012, the Company, through an indirect wholly owned subsidiary, originated and funded a first mortgage loan of $35.8 million (the “Ponte Palmero First Mortgage Loan”). The borrower is not affiliated with the Company or the Advisor. The loan is secured by a Class A continuing care retirement community containing 239 units located in Cameron Park, California.
The maturity date of the Ponte Palmero First Mortgage Loan is October 1, 2015, and the loan bears interest as follows: a floating rate of 1,000 basis points over one-month LIBOR during the first 12 months of the term of the loan, but at no point shall the interest rate be less than 11.0%; a floating rate of 1,200 basis points over one-month LIBOR during the 13th through 24th month of the term of the loan, but at no point shall the interest rate be less than 13.0%; a floating rate of 1,700 basis points over one-month LIBOR, during the 25th through 36th month of the term of the loan, but at no point shall the interest rate be less than 18.0%. A portion of the accrued interest shall be paid on a monthly basis in an amount determined by the Base Interest Rate (as defined below) with the remaining portion deferred until the earlier of the actual maturity or the time of any voluntary prepayment of the loan (the “Deferred Interest”). The Base Interest Rate is calculated at a rate of 500 basis points over one-month LIBOR, but at no point shall the Base Interest Rate be less than 6.0%. The outstanding principal balance, accrued interest and the Deferred Interest, which shall accrue monthly but may not be compounded, are due at maturity. The borrower may prepay the loan in whole (but not in part) no earlier than the sooner of (i) 15 months from closing or (ii) 12 months after the sale of the loan if the Company decides to sell the loan or any portion of the loan to an unrelated third party. In order to prepay the loan, the Borrower must pay an exit fee of $4.0 million and provide 30 days prior written notice.

7.	REAL ESTATE SECURITIES
As of September 30, 2012, the Company had invested in CMBS as follows (dollars in thousands):

Description	Credit Rating	Scheduled Maturity	Coupon Rate	Face Amount	Amortized Cost Basis	Unrealized Gains (Losses)	Fair Value
CMBS	AAA	06/10/2044	5.14%	$1,947	$1,950	$(3)	$1,947
CMBS	AAA	05/10/2043	4.54%	4,217	4,257	29	4,286
CMBS	AAA	08/15/2038	5.10%	2,782	2,805	(9)	2,796
CMBS	AAA	12/15/2043	5.33%	14,766	14,969	215	15,184
				$23,712	$23,981	$232	$24,213
As of September 30, 2012, the Company determined the fair value of the fixed rate CMBS to be $24.2 million, resulting in unrealized gains of $0.3 million for the nine months ended September 30, 2012. During the nine months ended September 30, 2012, the Company did not recognize any other-than-temporary impairments on its real estate securities. It is difficult to predict the timing or magnitude of other-than-temporary impairments and significant judgments are required in determining impairments, including, but not limited to, assumptions regarding estimated prepayments, losses and changes in interest rates. As a result, actual realized losses could materially differ from these estimates.
The following summarizes the activity related to real estate securities for the nine months ended September 30, 2012 (in thousands):

	Amortized Cost Basis	Unrealized Gain (Loss)	Total
Real estate securities - December 31, 2011	$58,648	$(46)	$58,602
Principal repayments received on real estate securities	(33,892)	—	(33,892)
Unrealized gains	—	278	278
Amortization of premium on securities	(775)	—	(775)
Real estate securities - September 30, 2012	$23,981	$232	$24,213

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2012
(unaudited)

8.	NOTES PAYABLE AND REPURCHASE AGREEMENTS
As of September 30, 2012 and December 31, 2011, the Company’s notes payable and repurchase agreements consisted of the following (dollars in thousands):

	Principal as of September 30, 2012	Principal as of December 31, 2011	Contractual Interest Rate as of September 30, 2012 (1)	Effective Interest Rate at September 30, 2012 (1)	Payment Type	Maturity Date (2)
Richardson Portfolio Mortgage Loan (3)	$31,576	$29,525	(3)	6.25%	Interest Only	11/30/2015
Repurchase Agreements on Real Estate Securities (4)	—	30,201	(4)	(4)	(4)	(4)
1635 N. Cahuenga Mortgage Loan	—	3,477	(5)	(5)	(5)	(5)
Total Notes Payable and Repurchase Agreements	$31,576	$63,203
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of September 30, 2012. Effective interest rate is calculated as the actual interest rate in effect as of September 30, 2012 (consisting of the contractual interest rate and contractual floor rates), using interest rate indices at September 30, 2012, where applicable.
(2) Represents the initial maturity date or the maturity date as extended as of September 30, 2012; subject to certain conditions, the maturity dates of certain loans may be extended beyond the date shown.
(3) On November 23, 2011, the Richardson Joint Venture entered into a four-year mortgage loan for borrowings up to $46.1 million. At closing, $29.5 million (the “Initial Funding”) had been disbursed to the Richardson Joint Venture and $16.6 million (the “Holdback”) remained available for future disbursements, subject to certain conditions set forth in the loan agreement. As of September 30, 2012, $31.6 million had been disbursed to the Richardson Joint Venture and $14.5 million of the Holdback remains available for future disbursements, subject to certain conditions set forth in the loan agreement. Interest on the Initial Funding is calculated at a fixed rate of 6.25% during the initial term of the loan. Interest on the Holdback is calculated at a variable annual rate of 400 basis points over three-month LIBOR, but at no point shall the interest rate be less than 6.25%.
(4) On July 11, 2012, the Company repaid in full the remaining principal balance and accrued interest due under the repurchase agreements.
(5) See “Discounted Payoff of 1635 N. Cahuenga Mortgage Loan” below.
During the three and nine months ended September 30, 2012, the Company incurred $0.6 million and $1.9 million of interest expense, respectively. Included in interest expense for the three and nine months ended September 30, 2012, was $0.1 million and $0.2 million of amortization of deferred financing costs, respectively. As of September 30, 2012 and December 31, 2011 the Company’s deferred financing costs were $0.9 million and $1.1 million, respectively, net of amortization. As of September 30, 2012 and December 31, 2011, the Company’s interest payable was $1,000 and $0.2 million, respectively.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2012
(unaudited)

9.	FAIR VALUE DISCLOSURES
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
Real estate securities: These investments are classified as available-for-sale and are presented at fair value.  The Company obtained the fair value of its CMBS investments, which are not traded in active markets, from its investment custodian which uses quoted market prices for identical or comparable instruments, rather than direct observations of quoted prices in active markets.  Fair value obtained from this professional pricing source can also be based on pricing models whereby all significant observable inputs, including maturity dates, issue dates, settlement dates benchmark yields, reported trades, broker-dealer quotes, issue spreads, benchmark securities, bids, offers or other market related data, are observable or can be derived from or corroborated by observable market data for substantially the full term of the asset.  The Company validates the fair values provided by its investment custodian by comparing the fair values against quoted market prices provided by various pricing services.  The Company classifies these inputs as Level 2 inputs.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2012
(unaudited)

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
The following were the carrying amounts and fair values of the Company’s financial instruments as of September 30, 2012 and December 31, 2011, which carrying amounts do not approximate the fair values (in thousands):

	September 30, 2012			December 31, 2011
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial asset:
Real estate loans receivable	$91,448	$71,034	$70,750	$—	$—	$—
Financial liabilities:
Notes payable and repurchase agreements	$31,576	$31,576	$33,242	$63,203	$63,203	$63,219
Disclosure of the fair value of financial instruments is based on pertinent information available to the Company as of the period end and requires a significant amount of judgment. Despite increased capital market and credit market activity, transaction volume for certain financial instruments remains relatively low. This has made the estimation of fair values difficult and, therefore, both the actual results and the Company’s estimate of value at a future date could be materially different.
During the nine months ended September 30, 2012, the Company measured the following assets at fair value on a recurring basis (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
CMBS	$24,213	$—	$24,213	$—

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2012
(unaudited)

10.	RELATED PARTY TRANSACTIONS
The Advisory Agreement and the Dealer Manager Agreement entitle the Advisor and/or the Dealer Manager to specified fees upon the provision of certain services with regard to the Offering, the investment of funds in real estate and real estate‑related investments, and the disposition of real estate and real estate-related investments (including the discounted payoff of non-performing loans) among other services, as well as reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company and certain costs incurred by the Advisor in providing services to the Company. The Company has also entered into a fee reimbursement agreement (the “AIP Reimbursement Agreement”) with the Dealer Manager pursuant under to which the Company agreed to reimburse the Dealer Manager for certain fees and expenses it incurs for administering the Company’s participation in the DTCC Alternative Investment Product Platform with respect to certain accounts of the Company’s investors serviced through the platform. The Advisor and Dealer Manager also serve as the advisor and dealer manager, respectively, for KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust II, Inc., KBS Real Estate Investment Trust III, Inc. and KBS Legacy Partners Apartment REIT, Inc. During the nine months ended September 30, 2012 and 2011, no transactions occurred between the Company and these other KBS-sponsored programs, except that on May 18, 2012, the Company entered into a joint venture in which KBS Real Estate Investment Trust, Inc. owns a participation interest, as described in Note 11.  However, this transaction is not a related party transaction.
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three and nine months ended September 30, 2012 and 2011, respectively, and any related amounts payable as of September 30, 2012 and December 31, 2011 (in thousands):

	Incurred				Payable as of
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
	2012	2011	2012	2011	2012	2011
Expensed
Asset management fees	$460	$80	$1,099	$193	$—	$17
Real estate acquisition fee	960	52	1,040	52	—	—
Reimbursable operating expenses (1)	34	15	70	38	4	—
Disposition fees	—	—	21	—	—	—

Additional Paid-in Capital
Selling commissions	4,843	2,183	10,717	5,581	—	—
Dealer manager fees	2,420	1,097	5,313	2,912	—	—
Reimbursable other offering costs	404	978	1,210	2,015	—	14

Capitalized
Acquisition and origination fees on real estate loans receivable	438	—	790	199	—	—
	$9,559	$4,405	$20,260	$10,990	$4	$31
_____________________
(1) The Advisor may seek reimbursement for certain employee costs under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $34,000 and $15,000 for the three months ended September 30, 2012 and 2011, respectively, and $70,000 and $38,000 for the nine months ended September 30, 2012 and 2011, respectively, and were the only employee costs reimbursed under the Advisory Agreement during these periods. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2012
(unaudited)

11.	INVESTMENT IN UNCONSOLIDATED JOINT VENTURE
Investment in National Industrial Portfolio Joint Venture
On May 18, 2012, the Company, through an indirect wholly owned subsidiary, entered into a joint venture (the “Joint Venture”) with OCM NIP JV Holdings, L.P. and HC KBS NIP JV, LLC (“HC-KBS”). The Joint Venture owns 23 industrial properties and a master lease with respect to another industrial property encompassing 11.4 million square feet. The Company made an initial capital contribution of $8.0 million and holds a 4.7% ownership interest in the Joint Venture as of September 30, 2012. The Company does not exercise any significant influence over the Joint Venture’s operations, financial policies or decision making. Accordingly, the Company has accounted for its investment in the Joint Venture under the cost method of accounting. Income, losses and distributions from the Joint Venture are generally allocated among the members based on their respective equity interests.
KBS Real Estate Investment Trust, Inc. (“KBS REIT I”), an affiliate of the Advisor, is a member of HC-KBS and has a participation interest in certain future potential profits generated by the Joint Venture.  However, KBS REIT I does not have any equity interest in the Joint Venture. None of the other joint venture partners are affiliated with the Company or the Advisor.
As of September 30, 2012, the book value of the Company’s investment in the Joint Venture was $7.9 million. During the three and nine months ended September 30, 2012, the Company recognized $0.1 million of income distributions and $0.1 million of return of capital from the Joint Venture.

12.	PRO FORMA FINANCIAL INFORMATION
The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the three and nine months ended September 30, 2012 and 2011. The Company acquired one office property and an office campus consisting of nine office buildings during the nine months ended September 30, 2012, which were accounted for as business combinations. The following unaudited pro forma information for the three and nine months ended September 30, 2012 and 2011 has been prepared to give effect to the acquisitions of the Bellevue Technology Center and Powers Ferry Landing East as if the acquisitions had occurred on January 1, 2011. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had these acquisitions occurred on this date, nor does it purport to predict the results of operations for future periods (in thousands, except share and per share amounts).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2012	2011	2012
Revenues	$3,466	$5,803	$8,965	$16,821
Depreciation and amortization	$1,709	$3,377	$4,075	$8,490
Net loss	$(1,976)	$(2,446)	$(4,412)	$(6,406)
Net loss per common share, basic and diluted	$(0.08)	$(0.06)	$(0.22)	$(0.16)
Weighted-average number of common shares outstanding, basic and diluted	23,961,409	40,845,175	20,091,777	39,233,101
The unaudited pro forma information for the three and nine months ended September 30, 2012 was adjusted to exclude $1.3 million of acquisition costs incurred in 2012 in connection with the acquisitions of the above properties.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2012
(unaudited)

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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Although there can be no assurance, the Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations as of September 30, 2012. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities.
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
Status of the Offering
The Company commenced the Offering on November 20, 2009. The Company will cease offering shares of common stock in its primary offering on November 14, 2012, but will continue to complete subscription processing procedures until November 20, 2012, as set forth in the prospectus for the Offering. As of November 2, 2012, the Company had sold 51,032,942 shares of common stock in the Offering for gross offering proceeds of $506.0 million, including 1,329,513 shares of common stock under the Company’s dividend reinvestment plan for gross offering proceeds of $12.6 million. Also as of November 2, 2012, the Company had redeemed 65,699 of the shares sold in the Offering for $0.6 million.
Issuance of Common Stock
On October 23, 2012, the Company issued 55,249 shares of common stock to Willowbrook Capital Group LLC, an entity owned and controlled by Keith D. Hall, one of the Company’s directors and the Company’s Chief Executive Officer, and Peter McMillan III, also one of the Company’s directors and the Company’s President, for $9.05 per share. The Company issued these shares of common stock in a private transaction exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933.

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
The following are some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	We have a limited operating history. This inexperience makes our future performance difficult to predict.

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

•
We will raise less than the maximum offering amount and may not be able to invest in as diverse a portfolio of opportunistic real estate and real estate-related assets as we otherwise would and the value of an investment in us may vary more widely with the performance of specific assets. There is a greater risk that stockholders will lose their investment in us if we have less diversity in our portfolio.

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

•
We have focused, and expect to continue to focus, our investments in non-performing real estate-related loans, real estate-related loans secured by non-stabilized assets and real estate-related debt securities in distressed debt, which involves more risk than in performing real estate and debt.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

•	Our opportunistic investment strategy involves a higher risk of loss than would a strategy of investing in some other properties.

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
Overview
We were formed on October 8, 2008 as a Maryland corporation, elected to be taxed as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2010 and intend to continue to operate in such manner. On January 8, 2009, we filed a registration statement on Form S‑11 with the SEC to offer a minimum of 250,000 shares and a maximum of 140,000,000 shares of common stock for sale to the public, of which 100,000,000 shares were registered in our primary offering and 40,000,000 shares were registered under our dividend reinvestment plan. The SEC declared our registration statement effective on November 20, 2009 and we retained KBS Capital Markets Group LLC, an affiliate of our advisor, to serve as the dealer manager of the offering pursuant to a dealer manager agreement. We will cease offering shares of our common stock on November 14, 2012, but we will continue to complete subscription processing procedures until November 20, 2012, as set forth in the prospectus for our offering.
We intend to use substantially all of the net proceeds from the primary portion of our offering to invest in and manage a diverse portfolio of real estate‑related loans, opportunistic real estate, real estate‑related debt securities and other real estate‑related investments. Such investments have included, and are expected to continue to include, non-performing loans (which have resulted in, and may continue to result in, our acquisition of the underlying property securing the loan through foreclosure or similar processes), non-stabilized or undeveloped properties, commercial mortgage backed securities (“CMBS”) and other opportunistic real estate-related assets. We may also invest in entities that make similar investments. As of September 30, 2012, we owned six office properties, one office campus consisting of nine buildings, one office portfolio consisting of five office buildings and 43 acres of undeveloped land, one industrial/flex property, 1,375 acres of undeveloped land, four CMBS investments, two real estate loans receivable and one investment in an unconsolidated joint venture.
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
Through September 30, 2012, we had sold 40,666,009 shares of common stock for gross offering proceeds of $403.1 million, including 1,329,513 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $12.6 million. Also as of September 30, 2012, we had redeemed 61,828 of the shares sold in our offering for $0.6 million. Additionally, on December 29, 2011, we issued 220,994 shares of common stock for $2.0 million in a private transaction exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933.
Market Outlook – Real Estate and Real Estate Finance Markets
Since 2007 and the emergence of the global economic crisis, there have been persistent concerns regarding the creditworthiness and refinancing capabilities of both corporations and sovereign governments. Economies throughout the world have experienced lingering levels of high unemployment and low levels of consumer and business confidence due to a global downturn in economic activity. While some markets have shown some signs of recovery, concerns remain regarding job growth, income growth and the overall economic health of consumers, businesses, and governments. Recent global economic events remain centered on the potential for the default of several European sovereign debt issuers and the impact that such an event would have on the European Union and the rest of the world's financial markets. During 2011, Standard and Poor's (“S&P”) downgraded the credit rating of the United States to AA+ from AAA. Moody's and S&P have downgraded the credit ratings of a number of European governments including those of France, Italy, Spain, Portugal and Greece and have placed the UK and Germany on negative watch. These events have led to increased volatility in the capital markets.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

In this economic environment the role of the government-controlled central banks in the global capital markets has increased significantly. In the fall of 2008 and through 2012, the U.S. government initiated a number of financial programs designed to provide financial institutions and the auto industry with the capital needed to survive the economic crisis. These programs included the Troubled Asset Relief Program, the Legacy Securities Public Private Investment Program, several rounds of what is known as “quantitative easing” and the maturity extension program known as “Operation Twist.” Together these programs have provided unprecedented levels of capital to the financial markets and have pushed interest rates and the cost of debt to historical lows.
Currently the health of the global capital markets remains a concern. The U.S. banking industry has been experiencing improved earnings, but the relatively low growth economic environment has caused the markets to question whether financial institutions are adequately capitalized. The credit downgrade of the United States has increased these concerns, especially for the larger, money center banks. Smaller financial institutions have continued to work with borrowers to amend and extend existing loans; however, as these loans reach maturity, there is the potential for future credit losses. The U.S. Federal Reserve has taken a number of actions to ensure that banks have adequate access to the capital markets, but the continued slump in the values of the single family home market remains a material concern.
In Europe, the unresolved sovereign debt crisis remains a concern. Some European banks hold material quantities of sovereign debt on their balance sheets. The possible default or restructuring of the sovereign debt obligations of certain European Union countries and the resulting negative impact on the global banking system is a significant concern. The uncertainty surrounding the size of the problem and how regulators and governments intend to deal with the situation has caused many investors to reassess their pricing of risks. In response to the growing crisis some nations have experienced a significant increase in the cost of capital. In some cases the increase in the cost of debt has pushed nations to the brink of default on their debt obligations.
From 2008 through 2011, the financial crisis and global economic downturn caused transaction volumes in the U.S. commercial real estate market to experience a sharp decline. While high-quality assets in primary (top-tier) markets experienced some transaction volume, most markets remained illiquid, with little or no buying or selling. Uncertainty in areas such as the cost of capital and the ability to hedge asset risks produced enough friction to bring transaction volumes down. In 2012, however, the economic stimulus provided by the Federal Reserve programs and an increased demand for U.S.-based assets began to fuel the U.S. commercial real estate market. Transaction volumes have rebounded and the re-emergence of the CMBS market and the availability of debt capital have spurred on the growing recovery.
Despite the positive developments referenced above, the outstanding economic, credit and regulatory issues remain. Certain markets will continue to benefit from employment gains specific to the location and regionally based growth industries such as technology, energy and health care. The capital markets also have an impact on these trends. Lending activity increased in 2012, but market volatility has increased caution among lenders. The availability of residential mortgage financing is still constrained and remains a drag on the economic recovery.
Despite improved access to capital for some companies, the aforementioned economic conditions have continued to impact the capital markets. Global government interventions in the banking system and the persistence of a highly expansionary monetary policy by the U.S. Treasury have introduced additional complexity and uncertainty to the markets. The U.S. government's recent introduction of additional regulation to the financial markets, including the banking, insurance and brokerage sectors, has resulted in general uncertainty as to the long-term impact on these markets and on the economy as a whole. Adding to this uncertainty are increased disclosure requirements and changes to accounting principles involving the valuation of investments. These conditions are expected to continue and, combined with a challenging macro-economic environment, may interfere with the implementation of our business strategy and/or force us to modify it.
Liquidity and Capital Resources
We are dependent upon the net proceeds from our initial public offering to conduct our proposed operations.  We will obtain the capital required to purchase and originate real estate and real estate-related investments and conduct our operations from the proceeds of our initial public offering, including our dividend reinvestment plan, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations.  To date, we have had three primary sources of capital for meeting our cash requirements:

•	Proceeds from our initial public offering;

•	Debt financing; and

•	Cash flow generated by our real estate and real estate-related investments.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

On April 19, 2010, we broke escrow in our initial public offering and through September 30, 2012, we had sold 40,666,009 shares of common stock for gross offering proceeds of $403.1 million, including 1,329,513 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $12.6 million. We will cease offering shares of common stock in our primary offering on November 14, 2012; however, we will continue to offer shares under our dividend reinvestment plan after November 14, 2012. To date, we have invested a portion of the proceeds from our initial public offering in real estate and real estate-related assets and we anticipate making several more investments in the future. We intend to use our cash on hand, cash flow generated by our real estate operations and real estate-related investments, proceeds from our dividend reinvestment plan and principal repayments on our real estate loans receivable as our primary sources of immediate and long-term liquidity.
Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures and corporate general and administrative expenses.  Cash flow from operations from our real estate investments is primarily dependent upon the occupancy levels of our properties, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures.  As of September 30, 2012, our real estate investments were 45% occupied.
Our real estate-related debt securities generate cash flow in the form of interest income. Cash flows from operations from our real estate-related debt securities are primarily dependent on the operating performance of the underlying collateral and the borrower’s ability to make its debt service payments.
Investments in performing real estate-related loans generate cash flow in the form of interest income.  Investments in non-performing real estate-related loans may or may not generate cash flow.  Cash flow from operations under our real estate-related loans is primarily dependent on the operating performance of the underlying collateral and the borrowers’ ability to make their debt service payments.  As of September 30, 2012, we owned two real estate loans receivable, including one non-performing real estate loan receivable. We do not expect non-performing mortgages to perform in accordance with their contractual terms including the repayment of the principal amount outstanding under the loans, the payment of interest at the stated amount on the face of notes or the repayment of the loans upon their maturity dates.  As such, we explore various strategies including, but not limited to, one or more of the following: (i) negotiating with the borrowers for a reduced payoff, (ii) restructuring the terms of the loans and (iii) enforcing our rights as lenders under these loans and foreclosing on the collateral securing the loans.  We believe that one or more of these potential courses of action will at some point result in positive cash flow to us.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the Conflicts Committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expense reimbursements for the four fiscal quarters ended September 30, 2012 exceeded the charter imposed limitation; however, the Conflicts Committee determined that the relationship of our operating expenses to our average invested assets was justified for these periods given the costs of operating a public company and the early stage of our operations.
We have elected to be taxed as a REIT and we intend to operate as a REIT. To maintain our qualification as a REIT, we are required to make aggregate annual distributions to our stockholders of at least 90% of our REIT taxable income (computed without regard to the dividends paid deduction and excluding net capital gain). Our board of directors may authorize distributions in excess of those required for us to maintain REIT status depending on our financial condition and such other factors as our board of directors deems relevant. We have not established a minimum distribution level.
For the nine months ended September 30, 2012, our cash needs for acquisitions, capital expenditures and debt service were met with proceeds from our initial public offering and debt financing. Operating cash needs during the same period were met through cash flow generated by our real estate and real estate-related investments and proceeds from our initial public offering. Distributions to our stockholders during the nine months ended September 30, 2012 were funded from gains resulting from the dispositions of real estate properties and debt financings.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flows from Operating Activities
We commenced operations with the acquisition of our first real estate investment on August 2, 2010. As of September 30, 2012, we owned six office properties, one office campus consisting of nine office buildings, one office portfolio consisting of five office buildings and 43 acres of undeveloped land, one industrial/flex property, 1,375 acres of undeveloped land, four CMBS investments, two real estate loans receivable and one investment in an unconsolidated joint venture. During the nine months ended September 30, 2012, net cash used in operating activities was $1.8 million. We expect that our cash flows from operating activities will increase in future years as a result of owning the assets acquired during 2012 for an entire period, leasing additional space that is currently unoccupied, anticipated future acquisitions of real estate and real estate-related investments and the related operations of such real estate and the potential cash flow from our non-performing real estate-related investments.
Cash Flows from Investing Activities
Net cash used in investing activities was $142.2 million for the nine months ended September 30, 2012 and primarily consisted of the following:

•	Acquisitions of an office campus consisting of nine office buildings and the acquisition of another office building for an aggregate purchase price of $95.5 million;

•	Acquisition/origination of three real estate loans receivable of $78.4 million;

•	Principal repayments on real estate securities of $33.9 million;

•	Net investment in an unconsolidated joint venture of $7.9 million;

•	Proceeds from the early payoff of a real estate loan receivable of $7.9 million;

•	Improvements to real estate of $4.0 million; and

•	Proceeds from the sale of real estate of $1.8 million.
Cash Flows from Financing Activities
Net cash provided by financing activities was $123.8 million for the nine months ended September 30, 2012 and consisted primarily of the following:

•
$158.5 million of cash provided by offering proceeds from our initial public offering, net of payments of selling commissions, dealer manager fees and other organization and offering expenses of $18.5 million;

•	$30.2 million of payments on CMBS repurchase agreements and $2.9 million of payments on notes payable;

•	$4.3 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $8.5 million;

•	$2.1 million of cash provided by proceeds from notes payable;

•	$1.2 million of noncontrolling interests contributions; and

•	$0.5 million of payments made to redeem shares of common stock.
In order to execute our investment strategy, we utilize secured debt, and to the extent available, may utilize unsecured debt, to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinancing and interest risks, are properly balanced with the benefit of using leverage. Once we have fully invested the proceeds of our initial public offering, we expect our debt financing will be 50% or less of the cost of our investments, although it may exceed this level during our offering stage. There is no limitation on the amount we may borrow for any single investment. Our charter limits our total liabilities such that our total liabilities may not exceed 75% of the cost of our tangible assets; however, we may exceed that limit if a majority of the Conflicts Committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our common stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of September 30, 2012, our borrowings and other liabilities were approximately 10% of the cost (before depreciation or other noncash reserves) and book value (before depreciation) of our tangible assets.

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
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of September 30, 2012 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2012	2013 - 2014	2015 - 2016	Thereafter
Outstanding debt obligations (1)	$31,576	$—	$—	$31,576	$—
Interest payments on outstanding debt obligations (2)	6,250	497	3,947	1,806	—
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts and interest rates in effect at September 30, 2012. We incurred interest expense of $1.7 million, excluding amortization of deferred financing costs of $0.2 million, for the nine months ended September 30, 2012.
Results of Operations
As of September 30, 2011, we owned five office properties and one industrial/flex property. As of September 30, 2012, we owned six office properties, one office campus consisting of nine office buildings, one office portfolio consisting of five office buildings and 43 acres of undeveloped land, one industrial/flex property, 1,375 acres of undeveloped land, four CMBS investments, one performing first mortgage loan, one non-performing first mortgage loan and one investment in an unconsolidated joint venture. Our results of operations for the three and nine months ended September 30, 2012 may not be indicative of those in future periods as the occupancy in our properties has not been stabilized. As of September 30, 2012, the portfolio was approximately 45% occupied. However, due to the short outstanding weighted-average lease term in the portfolio of less than three years, we do not put significant emphasis on quarterly changes in occupancy (positive or negative) in the short run. Our underwriting and valuations are generally more sensitive to “terminal values” that may be realized upon the disposition of the assets in the portfolio and less sensitive to ongoing cash flows generated by the portfolio in the years leading up to an eventual sale. There are no guarantees that occupancies of our assets will increase, or that we will recognize a gain on the sale of our assets. We funded the acquisitions of these investments with proceeds from our initial public offering and debt financing. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments. Our income and expenses will also depend on the outcome of our recovery strategies for our non-performing first mortgage loan.
Comparison of the three months ended September 30, 2012 versus the three months ended September 30, 2011
Rental income and tenant reimbursements increased from $1.1 million and $0.1 million, respectively, for the three months ended September 30, 2011 to $3.7 million and $0.5 million, respectively, for the three months ended September 30, 2012, primarily as a result of the growth in our real estate portfolio. We expect rental income and tenant reimbursements to increase in future periods as a result of owning the assets acquired during 2012 for an entire period, leasing additional space and anticipated future acquisitions of real estate.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Interest income from our real estate loans receivable increased from $32,000 for the three months ended September 30, 2011 to $0.2 million for the three months ended September 30, 2012, primarily as a result of the growth in our real estate loans receivable portfolio. We expect interest income to increase in future periods as a result of owning the real estate loans receivable acquired during 2012 for an entire period and anticipated future acquisitions of real estate loans receivable.  Interest income from non-performing loans may vary from period to period, based on the ability of the borrowers to make interest payments.
Interest income from our real estate securities was $0.2 million for the three months ended September 30, 2012. As of September 30, 2011, we had not made any investments in real estate securities. We expect interest income from our real estate securities to vary in future periods based upon acquisition activity and principal balances outstanding under our real estate securities.
Property operating costs and real estate taxes and insurance increased from $1.0 million and $0.3 million, respectively, for the three months ended September 30, 2011 to $2.4 million and $0.6 million, respectively, for the three months ended September 30, 2012, primarily as a result of the growth in our real estate portfolio. We expect property operating costs and real estate taxes and insurance to increase in future periods as a result of owning the assets acquired during 2012 for an entire period and anticipated future acquisitions of real estate.
Asset management fees increased from $0.1 million for the three months ended September 30, 2011 to $0.5 million for the three months ended September 30, 2012, primarily as a result of the growth in our investment portfolio. We expect asset management fees to increase in future periods as a result of owning the assets acquired in 2012 for an entire period and anticipated future acquisitions. All asset management fees incurred as of September 30, 2012 have been paid.
Costs and expenses related to the foreclosure of real estate loans receivable for the three months ended September 30, 2011 totaled $0.1 million. We did not foreclose on any of our real estate loans receivable during the three months ended September 30, 2012, and therefore, did not incur any foreclosure costs and expenses. We expect costs and expenses related to the foreclosure of loans receivable to vary in future periods based upon foreclosure activity.
General and administrative expenses increased from $0.5 million for the three months ended September 30, 2011 to $0.6 million for the three months ended September 30, 2012, primarily as a result of the growth in our investment portfolio. General and administrative costs consisted primarily of legal fees, transfer agent fees, insurance premiums, professional fees and independent director fees. We expect general and administrative costs to increase in future periods as we acquire additional investments, but we expect such costs to decrease as a percentage of total revenue.
Depreciation and amortization increased from $0.9 million for the three months ended September 30, 2011 to $2.9 million for the three months ended September 30, 2012, due to the growth of our real estate portfolio. We expect depreciation and amortization to increase in future periods as a result of owning the assets acquired during 2012 for an entire period and anticipated future acquisitions of real estate.
Interest expense increased from $28,000 for the three months ended September 30, 2011 to $0.6 million for the three months ended September 30, 2012. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.
Total other income increased from $45,000 for the three months ended September 30, 2011 to $0.5 million for the three months ended September 30, 2012, primarily due to a gain from the early payoff of a real estate loan receivable of $0.4 million and income from an unconsolidated joint venture of $0.1 million recognized during the three months ended September 30, 2012.
Comparison of the nine months ended September 30, 2012 versus the nine months ended September 30, 2011
Rental income and tenant reimbursements increased from $1.7 million and $0.1 million, respectively, for the nine months ended September 30, 2011 to $9.3 million and $1.1 million, respectively, for the nine months ended September 30, 2012, primarily as a result of the growth in our real estate portfolio. We expect rental income and tenant reimbursements to increase in future periods as a result of owning the assets acquired during 2012 for an entire period, leasing additional space and anticipated future acquisitions of real estate.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Interest income from our real estate loans receivable decreased from $0.3 million for the nine months ended September 30, 2011 to $0.2 million for the nine months ended September 30, 2012, primarily as a result of not owning the assets acquired during 2012 for an entire period and the foreclosure upon the properties that secured the real estate loans receivable we owned during 2011. We expect interest income to increase in future periods as a result of owning the real estate loans receivable acquired during 2012 for an entire period and anticipated future acquisitions of real estate-related loans receivable.  Interest income from non-performing loans may vary from period to period, based on the ability of the borrowers to make interest payments.
Interest income from our real estate securities was $0.9 million for the nine months ended September 30, 2012. As of September 30, 2011, we had not made any investments in real estate securities. We expect interest income from our real estate securities to vary in future periods based upon acquisition activity and principal balances outstanding under our real estate securities.
Property operating costs and real estate taxes and insurance increased from $1.5 million and $0.5 million, respectively, for the nine months ended September 30, 2011 to $5.5 million and $1.7 million, respectively, for the nine months ended September 30, 2012, primarily as a result of the growth in our real estate portfolio. We expect property operating costs and real estate taxes and insurance to increase in future periods as a result of owning the assets acquired during 2012 for an entire period and anticipated future acquisitions of real estate.
Asset management fees increased from $0.2 million for the nine months ended September 30, 2011 to $1.1 million for the nine months ended September 30, 2012, primarily as a result of the growth in our investment portfolio. We expect asset management fees to increase in future periods as a result of owning the assets acquired in 2012 for an entire period and anticipated future acquisitions. All asset management fees incurred as of September 30, 2012 have been paid.
Costs and expenses related to the foreclosure of real estate loans receivable for the nine months ended September 30, 2011 totaled $0.9 million. We did not foreclose on any of our real estate loans receivable during the nine months ended September 30, 2012, and, therefore, did not incur any foreclosure costs and expenses. We expect costs and expenses related to the foreclosure of loans receivable to vary in future periods based upon foreclosure activity.
General and administrative expenses increased from $1.4 million for the nine months ended September 30, 2011 to $2.4 million for the nine months ended September 30, 2012, primarily as a result of the growth in our investment portfolio. General and administrative costs consisted primarily of legal fees, transfer agent fees, insurance premiums, professional fees and independent director fees. We expect general and administrative costs to increase in future periods as we acquire additional investments, but we expect such costs to decrease as a percentage of total revenue.
Depreciation and amortization increased from $1.7 million for the nine months ended September 30, 2011 to $6.4 million for the nine months ended September 30, 2012, due to the growth of our real estate portfolio. We expect depreciation and amortization to increase in future periods as a result of owning the assets acquired during 2012 for an entire period and anticipated future acquisitions of real estate.
Interest expense increased from $28,000 for the nine months ended September 30, 2011 to $1.9 million for the nine months ended September 30, 2012. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.
Total other income increased from $0.1 million for the nine months ended September 30, 2011 to $1.1 million for the nine months ended September 30, 2012, primarily due to a gain on extinguishment of debt of $0.6 million, a gain on early payoff of a real estate loan receivable of $0.4 million and income from an unconsolidated joint venture of $0.1 million recognized during the nine months ended September 30, 2012.
Income from discontinued operations was $0.6 million for the nine months ended September 30, 2012 due to gains on the sale of real estate.
Organization and Offering Costs
Organization and offering costs (other than selling commissions and dealer manager fees) of the primary offering may be paid by our advisor, our dealer manager or their affiliates on our behalf and they may continue to pay these costs on our behalf with respect to the offering under our dividend reinvestment plan. Other offering costs include all expenses to be incurred by us in connection with our initial public offering. Organization costs include all expenses incurred by us in connection with our formation, including but not limited to legal fees and other costs to incorporate. Organization and offering costs, which include selling commissions and dealer manager fees, are charged as incurred as a reduction to stockholders’ equity.

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
As of September 30, 2012, selling commissions, dealer manager fees, and organization and other offering costs were 11% of gross offering proceeds. Through September 30, 2012, including shares issued through our dividend reinvestment plan, we had sold 40,666,009 shares for gross offering proceeds of $403.1 million, and recorded organization and other offering costs of $9.5 million and combined selling commissions and dealer manager fees of $34.5 million.
We will cease offering shares of common stock in our primary offering on November 14, 2012, but will continue to complete subscription processing procedures until November 20, 2012, as set forth in the prospectus for our offering. We may continue to sell shares under the dividend reinvestment plan after November 20, 2012 until we have sold all the shares available to be sold under the plan.
Distributions
Distributions declared, distributions paid and cash flows from operations were as follows for the first, second and third quarter of 2012 (in thousands, except per share amounts):

	Distribution Declared	Distributions Declared Per Share	Distributions Paid			Cash Flows From (Used In) Operations
Period			Cash	Reinvested	Total
First Quarter 2012	$547	$0.023	$183	$364	$547	$73
Second Quarter 2012	678	0.025	234	444	678	(733)
Third Quarter 2012	11,660	0.352	3,924	7,736	11,660	(1,113)
	$12,885	$0.400	$4,341	$8,544	$12,885	$(1,773)
On February 13, 2012, our board of directors authorized a distribution in the amount of $0.02309337 per share of common stock to stockholders of record as of the close of business on February 14, 2012. We paid this distribution on February 17, 2012 and this was the only distribution declared for the first quarter of 2012. The distribution made in the first quarter of 2012 was made in connection with our disposition of 10564 Industrial Avenue in Roseville, California.  The aggregate authorized distribution to our stockholders is approximately equal to the gain resulting from this disposition and was funded with proceeds from this disposition.
On April 16, 2012, our board of directors authorized a distribution in the amount of $0.025 per share of common stock to stockholders of record as of the close of business on April 16, 2012. We paid this distribution on April 30, 2012 and this was the only distribution declared or paid in the second quarter of 2012. The distribution made in the second quarter of 2012 was made in connection with a gain on extinguishment of debt, the disposition of partially improved land in Roseville, California and an increased valuation of our real estate assets.  The distribution was funded with proceeds from the disposition of partially improved land in Roseville, California and debt financing.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

On July 20, 2012, our board of directors authorized a distribution in the amount of $0.35190663 per share of common stock to stockholders of record as of the close of business on July 20, 2012. We paid this distribution on July 31, 2012 and this was the only distribution declared or paid in the third quarter of 2012. This distribution was made in connection with an estimated appreciation in the value of the assets in our portfolio after acquisition or subsequent to the time we have taken control of the assets. With respect to the non-performing assets that we acquire, we believe that within a relatively short time period after acquisition or after taking control of such investments via foreclosure or deed-in-lieu proceedings, the assets often experience an increase in their value. The distribution was funded with debt financing.
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
For the nine months ended September 30, 2012, we paid aggregate distributions of $12.9 million, including $4.3 million of distributions paid in cash and $8.5 million of distributions reinvested through our dividend reinvestment plan. Our net loss for the nine months ended September 30, 2012 was $7.2 million and cash flow used in operations was $1.8 million. Our cumulative distributions and net loss from inception through September 30, 2012 are $19.3 million and $17.0 million, respectively. We have funded our cumulative distributions, which includes net cash distributions and dividends reinvested by stockholders, with proceeds from debt financing of $18.7 million and proceeds from the disposition of property of $0.6 million (which amount is approximately equal to the gain resulting from the disposition). To the extent that we pay distributions from sources other than our cash flow from operations or gains from asset sales, we will have fewer funds available for investment in real estate-related loans, opportunistic real estate, real estate-related debt securities and other real estate-related investments, the overall return to our stockholders may be reduced and subsequent investors may experience dilution.
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
Status of the Offering
We commenced our ongoing initial public offering of 140,000,000 shares of common stock on November 20, 2009. We will cease offering shares of common stock in our primary offering on November 14, 2012, but we will continue to complete subscription processing procedures until November 20, 2012, as set forth in the prospectus for our offering. As of November 2, 2012, we had sold 51,032,942 shares of common stock in the offering for gross offering proceeds of $506.0 million, including 1,329,513 shares of common stock issued under the dividend reinvestment plan for gross offering proceeds of $12.6 million. Also as of November 2, 2012, we had redeemed 65,699 of the shares sold in our initial public offering for $0.6 million.
Issuance of Common Stock
On October 23, 2012, we issued 55,249 shares of common stock to Willowbrook Capital Group LLC, an entity owned and controlled by Keith D. Hall, one of our directors and our Chief Executive Officer, and Peter McMillan III, also one of our directors and our President, for $9.05 per share. We issued these shares of common stock in a private transaction exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933.

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
We borrow funds at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. At September 30, 2012, the fair value of our fixed rate debt was $33.2 million and the carrying value of our fixed rate debt was $31.6 million. The fair value estimate of our fixed rate debt was calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at September 30, 2012. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting changes in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on variable rate debt and loans receivable would change our future earnings and cash flows, but would not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. At September 30, 2012, we were exposed to market risks related to fluctuations in interest rates on $35.8 million of variable rate loans receivable. Based on interest rates as of September 30, 2012, if interest rates were 100 basis points higher during the 12 months ending September 30, 2013, interest income would increase approximately $0.1 million.  As of September 30, 2012, one-month LIBOR was 0.21425% and a decrease in the LIBOR index would have no impact on interest income from our variable rate loan receivable due to an applicable interest rate floor.
The interest rate of our fixed rate debt at June 30, 2012 was 6.3%.  The annual effective interest rate of our variable rate real estate loan receivable as of September 30, 2012 was 13.2%. The annual effective interest rate represents the effective interest rate as of September 30, 2012, using the interest method that we use to recognize interest income on our real estate loans receivable.  As of September 30, 2012, we also had an investment in a non-performing real estate loan receivable.  Changes in interest rates would not have any impact on our operations as they pertain to our non-performing real estate loan receivable.
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
As of November 2, 2012, we had sold 51,032,942 shares of common stock in the offering for gross offering proceeds of $506.0 million, including 1,329,513 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $12.6 million. Also as of November 2, 2012, we had redeemed 65,699 of the shares sold in our ongoing initial public offering for $0.6 million.
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

b)
On November 20, 2009, our Registration Statement on Form S-11 (File No. 333-156633), covering a public offering of up to 100,000,000 shares of common stock in our primary offering and 40,000,000 shares of common stock under our dividend reinvestment plan, was declared effective under the Securities Act of 1933. We commenced our initial public offering on November 20, 2009 upon retaining KBS Capital Markets Group LLC, an affiliate of our advisor, as the dealer manager of our offering. We are offering 100,000,000 shares of common stock in our primary offering at an aggregate offering price of up to $1.0 billion, or $10.00 per share with discounts available to certain categories of purchasers. The 40,000,000 shares offered under our dividend reinvestment plan are initially being offered at an aggregate offering price of $380 million, or $9.50 per share. We have extended our primary offering of 100,000,000 shares until the earlier of the sale of 100,000,000 shares or November 14, 2012. Subscriptions with all related documents and funds must be dated on or before November 14, 2012 and submitted promptly, but we recommend that subscription materials be submitted before then to ensure they are received in good order. We will not accept any subscriptions, regardless of the date of the documents, after November 20, 2012 and, because of the necessary processing time, we cannot provide assurances that we will accept subscriptions received after November 14, 2012. We may sell shares under the dividend reinvestment plan beyond the termination of the primary offering until we have sold all the shares under the plan.

PART II. OTHER INFORMATION (CONTINUED)
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (continued)

As of September 30, 2012, we had sold 40,666,009 shares of common stock in our initial public offering for gross offering proceeds of $403.1 million, including 1,329,513 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $12.6 million. Also as of September 30, 2012, we had redeemed 61,828 shares sold in the offering for $0.6 million pursuant to our share redemption program. As of September 30, 2012, we had incurred selling commissions, dealer manager fees and other organization and offering costs in the amounts set forth below. We pay selling commissions and dealer manager fees to KBS Capital Markets Group, and KBS Capital Markets Group reallows all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers. In addition, we reimburse KBS Capital Advisors and KBS Capital Markets Group for certain offering expenses as described in our prospectus, as amended and supplemented.

Type of Expense Amount	Amount (in thousands)	Estimated/Actual
Selling commissions and dealer manager fees	$34,470	Actual
Finders’ fees	—	Actual
Other underwriting compensation	3,903	Actual
Other organization and offering costs (excluding underwriting compensation)	5,573	Actual
Total expenses	$43,946
Percentage of offering proceeds used to pay or reimburse affiliates for organization and offering costs and expenses	10.9%	Actual
From the commencement of our initial public offering through September 30, 2012, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $359.2 million.
We expect to use substantially all of the net proceeds from our initial public offering to invest in and manage a diverse portfolio of real estate‑related loans, opportunistic real estate, real estate‑related debt securities and other real estate‑related investments. We may use the net proceeds from the sale of shares under our dividend reinvestment plan for general corporate purposes, including, but not limited to, the redemption of shares under our share redemption program; reserves required by any financings of our investments; future funding obligations under any real estate loans receivable we acquire; the acquisition or origination of assets, which would include payment of acquisition and origination fees to our advisor; the repayment of debt; and expenses related to our investments, such as purchasing a loan senior to ours to protect our junior position in the event of a default by the borrower on the senior loan, making protective advances to preserve collateral securing a loan, or making capital and tenant improvements or paying leasing costs and commissions related to real property. As of September 30, 2012, we have used the net proceeds from our primary offering to acquire $288.4 million in real estate investments and real estate-related loans, including $5.4 million of real estate acquisition fees and expenses to affiliates and non-affiliates including costs related to the foreclosure of loans and capitalized costs related to our acquisitions.

c)	We have adopted a share redemption program that may enable stockholders to sell their shares to us in limited circumstances.
Pursuant to the share redemption program there are several limitations on our ability to redeem shares:

•
Unless the shares are being redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined under the share redemption program), we may not redeem shares until the stockholder has held the shares for one year.

•
During each calendar year, redemptions are limited to the amount of net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year (except that, as of September 30, 2012, we also have available under the share redemption program up to $1.1 million in additional funds to redeem a qualifying stockholder’s shares if the shares are being redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence;” for purposes of determining the amount of funds available for redemption under the program, redemptions for a stockholder’s death, qualifying disability or determination of incompetence, are made first from the $1.1 million before the general allocation for redemptions described above). This restriction may significantly limit your ability to have your shares redeemed pursuant to our share redemption program because we expect to declare distributions only when our board of directors determines we have sufficient cash flow. Particularly during our offering stage, we may not have significant cash flow to pay distributions, which would in turn severely limit redemptions during the next calendar year. For example, we only declared $6.4 million in distributions in 2011.

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
During the nine months ended September 30, 2012, we fulfilled all redemption requests and redeemed shares pursuant to the share redemption program as follows:

Month	Total Number of Shares Redeemed	Average Price Paid Per Share (1)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2012	17,505	$9.32	(2)
February 2012	3,737	$9.45	(2)
March 2012	621	$9.25	(2)
April 2012	1,106	$8.65	(2)
May 2012	600	$10.00	(2)
June 2012	7,535	$9.23	(2)
July 2012	13,003	$9.49	(2)
August 2012	4,657	$9.64	(2)
September 2012	9,064	$9.25	(2)
Total	57,828
_____________________
(1) Pursuant to the program, as amended, we will initially redeem shares as follows:

•	The lower of $9.25 or 92.5% of the price paid to acquire the shares from us for stockholders who have held their shares for at least one year;

•	The lower of $9.50 or 95.0% of the price paid to acquire the shares from us for stockholders who have held their shares for at least two years;

•	The lower of $9.75 or 97.5% of the price paid to acquire the shares from us for stockholders who have held their shares for at least three years; and

•	The lower of $10.00 or 100% of the price paid to acquire the shares from us for stockholders who have held their shares for at least four years.
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
(2) We limit the dollar value of shares that may be redeemed under the program as described above. During the nine months ended September 30, 2012, we redeemed $0.5 million of common stock, which represented all redemption requests received in good order and eligible for redemption through the September 2012 redemption date. As of September 30, 2012, we may redeem up to $1.1 million of shares of common stock if the shares are being redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence.” Additionally, based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during 2011 and redemptions through September 30, 2012, we have $3.6 million available for all other redemptions for the remainder of 2012.

PART II. OTHER INFORMATION

Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information

a)
On November 6, 2012, our board of directors approved a second amended and restated dividend reinvestment plan, which will be effective 10 days after the filing of this Quarterly Report on Form 10-Q. Pursuant to the second amended and restated dividend reinvestment plan, the board of directors has the discretion to designate certain dividends and other distributions as being ineligible for reinvestment through the dividend reinvestment plan.

With respect to the purchase price of shares under the second amended and restated dividend reinvestment plan, until we establish an estimated value per share of our common stock that is not based on the price to acquire a share of common stock in our primary offering or a follow-on public offering, participants will acquire common stock at a price of $9.50 per share. Upon our announcement in a public filing with the SEC that we have established an estimated value per share of common stock that is not based on the price to acquire a share of common stock in our primary offering or a follow-on public offering, participants will acquire common stock at a price equal to the most recently announced estimated value of our common stock as of the date the shares will be purchased under the dividend reinvestment plan.
We expect to establish an estimated value per share of common stock that is not based on the price to acquire a share of common stock in our primary offering or a follow-on public offering after the completion of our offering stage and to provide updated estimates of the per share value of our common stock from time to time thereafter. Our offering stage will be complete when we are no longer publicly offering equity securities - whether through our initial public offering or follow-on public offerings - and have not done so for 18 months. For the purpose of determining when our offering stage is complete, public equity offerings do not include offerings on behalf of selling stockholders or offerings related to any dividend reinvestment plan, employee benefit plan, or the redemption of interests in our Operating Partnership.
Under the second amended and restated dividend reinvestment plan, a participant may terminate participation in the dividend reinvestment plan at any time by delivering written notice to us. To be effective for any distribution, such notice must be received by us at least 10 business days prior to the payment of such distribution. In addition, and notwithstanding the preceding sentence, if we publicly announce in a filing with the SEC a new estimated value per share of our common stock, then a participant shall have no less than two business days after the date of such announcement to notify us in writing of the participant's termination of participation in the dividend reinvestment plan, and the participant's termination will be effective for the next date shares are purchased under the dividend reinvestment plan.
There were no other significant changes made in the second amendment and restated dividend reinvestment plan. The entire second amended and restated dividend reinvestment plan is included with this Quarterly Report as Exhibit 4.3.
As of the quarter ended September 30, 2012, all items required to be disclosed under Form 8-K were reported under Form 8-K.

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

4.3	Second Amended and Restated Dividend Reinvestment Plan

4.4
Second Amended and Restated Escrow Agreement, incorporated by reference to Exhibit 4.5 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, Commission File No. 333-156633

10.1
Agreement of Purchase and Sale and Joint Escrow Instructions (relating to the QBE Corporate Campus), by and between Unigard Insurance Company and KBS SOR 156th Avenue Northeast, dated as of July 25, 2012, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2012

10.2
Loan Agreement by and between Cameron Park Senior Living Delaware, LLC and KBS Finance LLC, dated as of September 13, 2012, incorporated by reference to Exhibit 10.54 to Post-Effective Amendment No. 10 to the Company’s Registration Statement on Form S-11, Commission File No. 333-156633

10.3
Promissory Note Secured by Deed of Trust by Cameron Park Senior Living Delaware, LLC in favor of KBS Finance, LLC, dated as of September 13, 2012, incorporated by reference to Exhibit 10.55 to Post-Effective Amendment No. 10 to the Company’s Registration Statement on Form S-11, Commission File No. 333-156633

10.4
Deed of Trust, Assignment of Leases and Rents Security Agreement, Fixture Filing and Financing Statement by Cameron Park Senior Living Delaware, LLC in favor of KBS Finance LLC, dated as of September 13, 2012, incorporated by reference to Exhibit 10.55 to Post-Effective Amendment No. 10 to the Company’s Registration Statement on Form S-11, Commission File No. 333-156633

10.5
Advisory Agreement between the Company and KBS Capital Advisors LLC, dated October 8, 2012, incorporated by reference to Exhibit 10.1 to Post-Effective Amendment No. 10 to the Company’s Registration Statement on Form S-11, Commission File No. 333-156633

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Second Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 4.4 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2011

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS STRATEGIC OPPORTUNITY REIT, INC.

Date:	November 8, 2012	By:	/S/ KEITH D. HALL
Keith D. Hall
Chief Executive Officer and Director
(principal executive officer)

Date:	November 8, 2012	By:	/S/ DAVID E. SNYDER
David E. Snyder
Chief Financial Officer
(principal financial officer)