Form 10-K
period 2012-12-31
KBS Strategic Opportunity REIT, Inc.
filed 2013-03-08
CIK 1452936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-K
______________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 000-54382
_____________________________________________________
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
______________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.01 par value per share
______________________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐  No  ☒
There is no established market for the Registrant’s shares of common stock.  The Registrant has made an initial public offering of its shares of common stock pursuant to a Registration Statement on Form S-11. The Registrant ceased offering shares of common stock in its primary offering on November 14, 2012. The last price paid to acquire a share in the Registrants primary offering was $10.00 per share, with discounts available for certain categories of purchasers. There were approximately 31,715,219 shares of common stock held by non-affiliates as of June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter.
As of March 4, 2013, there were 58,121,547 outstanding shares of common stock of the Registrant.
Documents Incorporated by Reference:
Registrant incorporates by reference in Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K portions of its Definitive Proxy Statement for its 2013 Annual Meeting of Stockholders.

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

•
We pay substantial fees to and expenses of our advisor and its affiliates and in connection with our initial public offering, we paid substantial fees to participating broker-dealers. These payments increase the risk that our stockholders will not earn a profit on their investment in us and increase our stockholders’ risk of loss.

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

•
We currently have substantial uninvested proceeds raised from our initial public offering, which we are seeking to invest on attractive terms. If we are unable to find suitable investments, we may not be able to achieve our investment objectives or pay distributions. Delays in finding suitable investments may adversely affect stockholder returns.

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

•
We have focused, and expect to continue to focus, our investments in non-performing real estate and real estate‑related loans, real estate-related loans secured by non-stabilized assets and real estate-related debt securities in distressed debt, which involves more risk than in performing real estate and debt.

•
We cannot predict with any certainty how much, if any, of our dividend reinvestment plan proceeds will be available for general corporate purposes, including, but not limited to, the redemption of shares under our share redemption program, future funding obligations under any real estate loans receivable we acquire, the funding of capital expenditures on our real estate investments, or the repayment of debt. If such funds are not available from the dividend reinvestment plan offering, then we may have to use a greater proportion of our cash flow from operations to meet these cash requirements, which would reduce cash available for distributions and could limit our ability to redeem shares under our share redemption program.

•	Our opportunistic investment strategy involves a higher risk of loss than would a strategy of investing in some other types of real estate and real estate-related investments.

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
We intend to use substantially all of the net proceeds from the primary portion of our initial public offering to invest in and manage a diverse portfolio of opportunistic real estate, real estate-related loans, real estate‑related debt securities and other real estate‑related investments. Such investments have included, and are expected to continue to include, non-performing loans (which have resulted in, and may continue to result in, our acquisition of the underlying property securing the loan through foreclosure or similar processes), non-stabilized or undeveloped properties, commercial mortgage backed securities (“CMBS”) and other opportunistic real estate-related assets. We may also invest in entities that make similar investments. As of December 31, 2012, we owned eight office properties, one office campus consisting of nine buildings, one office portfolio consisting of five office buildings (of which one office building was held for sale as of December 31, 2012) and 43 acres of undeveloped land, one industrial/flex property, one retail property, 1,375 acres of undeveloped land, two CMBS investments, two real estate loans receivable and one investment in an unconsolidated joint venture.
On January 8, 2009, we filed a registration statement on Form S‑11 with the Securities and Exchange Commission (the “SEC”) to offer a minimum of 250,000 shares and a maximum of 140,000,000 shares of common stock for sale to the public, of which 100,000,000 shares were registered in our primary offering and 40,000,000 shares were registered under our dividend reinvestment plan. The SEC declared our registration statement effective on November 20, 2009. We ceased offering shares of common stock in our primary offering on November 14, 2012. We sold 56,586,837 shares of common stock in the primary offering for gross offering proceeds of $561.8 million. We continue to offer shares of common stock under the dividend reinvestment plan. As of December 31, 2012, we had sold 1,329,491 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $12.6 million. Also as of December 31, 2012, we had redeemed 84,944 of the shares sold in our offering for $0.8 million. Additionally, on December 29, 2011 and October 23, 2012, we issued 220,994 shares and 55,249 shares of common stock, respectively, for $2.0 million and $0.5 million, respectively, in private transactions exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933.
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
We intend to achieve these objectives by using substantially all of the net proceeds from our initial public offering to invest in and manage a diverse portfolio of real estate‑related loans, opportunistic real estate, real estate-related debt securities and other real estate‑related investments. We may make our investments through loan origination and the acquisition of individual assets or by acquiring portfolios of assets, other mortgage REITs or companies with investment objectives similar to ours. We plan to diversify our portfolio by investment type, investment size and investment risk with the goal of attaining a portfolio of income-producing assets that provide attractive and stable returns to our investors. We generally expect our investments to be related to real estate located in the United States and that our loans will be made to U.S.‑based borrowers and denominated in U.S. currency.

Investment Strategies
We expect to use substantially all of the net proceeds from our initial public offering to invest in and manage a diverse portfolio of opportunistic real estate, real estate-related loans, real estate-related debt securities and other real estate-related investments.
Investments in Real Property
We intend to invest a portion of the proceeds from our primary offering in real property, which may include, but is not limited to, office, industrial and retail properties, hospitality properties and undeveloped residential lots. We expect that, after we invest substantially all of the proceeds from this offering, approximately 40% to 60% of our portfolio will consist of direct investments in opportunistic real estate, excluding real property that we take title to (i) as part of a portfolio of debt investments, (ii) through a loan workout, foreclosure or similar circumstances or (iii) through convertible debt investments. We consider opportunistic or enhanced-return properties to be properties with significant possibilities for short-term capital appreciation, such as non‑stabilized properties, properties with moderate vacancies or near-term lease rollovers, poorly managed and positioned properties, properties owned by distressed sellers and built-to-suit properties. In addition, we expect that our real estate-related debt investments (discussed below), in particular investments in distressed debt, will, in certain circumstances, result in us owning real property as a result of a loan workout, foreclosure or similar circumstances.
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
During the course of our initial public offering we found the most attractive loan investment opportunities in distressed debt. Distressed debt may include sub- and non-performing real estate loans acquired from financial institutions and performing loans acquired from distressed sellers. We make these investments when we believe our underwriting, credit, financing and asset management experience enables us to generate above-average risk-adjusted returns by resolving these distressed loans expeditiously through refinancings, negotiated repayments with borrowers or foreclosure and subsequent sale of the underlying property.
We do not expect non-performing loans to perform in accordance with their contractual terms, including the repayment of the principal amounts outstanding under the loans, the payment of interest at the stated amounts on the faces of the notes or the repayment of the loans upon their maturity dates. We will explore various strategies for these investments including the following: (i)  restructuring the terms of the loans, (ii) negotiating with the borrowers for reduced payoffs, and (iii) enforcing our rights as lender under the loans and foreclosing on the collateral securing the loans. Historically, we have ultimately obtained title to all of the properties securing our non-performing loan investments via foreclosure or deed-in-lieu proceedings.
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
We have acquired CMBS investments, and we may acquire additional CMBS investments in the future, but at the present time we consider our CMBS investments to be primarily a cash management strategy.

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
Investment Portfolio
Investments in Real Property
As of December 31, 2012, our real estate portfolio consisted of eight office properties, one office campus consisting of nine buildings, one office portfolio consisting of five office buildings (of which one office building was held for sale as of December 31, 2012) and 43 acres of undeveloped land, one industrial/flex property, one retail property and 1,375 acres of undeveloped land encompassing 2.7 million rentable square feet. In addition, we owned one investment in an unconsolidated joint venture. For more information, see Part I, Item 2 of this Annual Report on Form 10-K.
Investments in Real Estate-Related Loans
As of December 31, 2012, our real estate-related loans portfolio consisted of two real estate loans receivable with a total book value of $71.9 million.
Investments in Real Estate-Related Debt Securities
As of December 31, 2012, our real estate-related debt securities portfolio consisted of two separate AAA-rated CMBS investments. As of December 31, 2012, the outstanding face amount and fair value of the CMBS investments were $4.8 million.
2012 Investment Highlights
During 2012, we acquired/originated:

•	a nine building office campus containing 326,237 rentable square feet located on approximately 46 acres of land in Bellevue,Washington for $78.6 million plus closing costs;

•	an office property containing a total of 393,502 rentable square feet located on approximately 23 acres of land in Atlanta, Georgia for $17.0 million plus closing costs;

•	an office building containing 400,101 rentable square feet located on approximately 1.9 acres of land in Houston, Texas for $67.1 million plus closing costs;

•	an office property containing a total of 313,873 rentable square feet located on approximately 5.6 acres of land in Houston, Texas for $36.3 million plus closing costs;

•	a class A retail property containing 39,428 rentable square feet located in Burbank, California for $12.8 million plus closing costs;

•	a non-performing first mortgage for $35.0 million plus closing costs;

•	a non-performing first mortgage for $8.0 million plus closing costs, for which the debtor subsequently paid to us $8.4 million under a discounted payoff;

•	one opportunistic first mortgage for $35.8 million plus closing costs; and

•	an investment in a joint venture that owns 23 industrial properties containing 11.4 million rentable square feet for $8.0 million.

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
We intend to focus our investment activities on obtaining a diverse portfolio of real estate‑related loans, opportunistic real estate, real estate‑related debt securities and other real estate‑related investments. Careful use of debt will help us to achieve our diversification goals because we will have more funds available for investment. We expect that once we have fully invested the proceeds from our initial public offering, our debt financing and other liabilities will be 50% or less of the cost of our investments. There is no limitation on the amount we may borrow for any single investment. Our charter limits our total liabilities to 75% of the cost of our tangible assets; however, we may exceed that limit if a majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our common stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of December 31, 2012, our borrowings and other liabilities were approximately 8% of the cost (before depreciation or other noncash reserves) and book value (before depreciation) of our tangible assets. However, we intend to place additional debt on our investments in the future to enhance our liquidity and to allow us to make additional real estate and real estate-related investments.
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
Market Outlook - Real Estate and Real Estate Finance Markets
Since 2007 and the emergence of the global economic crisis, there have been persistent concerns regarding the creditworthiness and refinancing capabilities of both corporations and sovereign governments. Economies throughout the world have experienced lingering levels of high unemployment and low levels of consumer and business confidence due to a global downturn in economic activity. While some markets have shown some signs of recovery, concerns remain regarding job growth, income growth and the overall health of consumers, businesses, and governments.

Recent global economic events remain centered on the potential for the default of several European sovereign debt issuers and the impact that such an event would have on the European Union and the rest of the world’s financial markets. During 2011, Standard and Poor’s (“S&P”) downgraded the credit rating of the United States to AA+ from AAA. In November 2012, Moody’s downgraded France’s sovereign debt rating to Aa1 from AAA and, in February 2013, Moody’s downgraded the U.K. government debt to Aa1 from AAA as well. The global ratings agencies continue to have a number of western sovereign issuers on negative watch as governments have struggled to deal with their fiscal obligations. At the end of 2012 the U.S. government barely escaped the self-imposed fiscal cliff by enacting legislation that temporarily postponed legislated spending cuts to many government programs, commonly referred to as “sequestration,” until March of 2013. European governments have had no success in resolving their own political and fiscal issues. These events continue to build in importance as government and political leaders have been unable to establish plans to correct the economic imbalances that are increasingly dominating and driving global economic performance. Uncertainty and volatility have crept back into the capital markets.
The role of the government-controlled central banks in the global capital markets continues to expand. Beginning in the fall of 2008, the U.S. government initiated a number of financial programs designed to provide financial institutions and the auto industry with the capital needed to survive the economic crisis. These programs included the Troubled Asset Relief Program (“TARP”), the Legacy Securities Public-Private Investment Program (“PPIP”), several rounds of what is known as “quantitative easing” (“QE: I, II and III”), and the maturity extension program known as “Operation Twist”. Combined, these programs have provided unprecedented levels of capital to the financial markets and have pushed interest rates and the cost of debt to historical lows. Now, as the markets for hard assets have improved, concerns have shifted from deflation to inflation. Many economists have pointed to the very real possibility of new asset bubbles developing as an area of concern.
In the U.S., the banking industry has been experiencing improved earnings. This is a positive, but the relatively low growth economic environment and the slow recovery in the residential mortgage segment of the industry, has caused investors to question whether financial institutions are adequately capitalized. The credit downgrade of the United States and the continued political infighting between the branches of government have increased these concerns. The U.S. Federal Reserve has taken a number of actions to ensure that banks have adequate access to the capital markets, but the slow recovery in the values of single family homes remains a material concern.
In Europe, the unresolved sovereign debt crisis continues. Some European banks hold material quantities of sovereign debt on their balance sheets. The possible default or restructuring of the sovereign debt obligations of certain European Union countries and the resulting negative impact on the global banking system is a significant concern. The uncertainty surrounding the size of the problem and how regulators and governments intend to deal with the situation has caused many investors to reassess their pricing of risks. In response to the growing crisis some nations have experienced a significant increase in the cost of capital. In some cases the increase in the cost of debt has pushed nations to the brink of default.
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
In 2012, however, the economic stimulus provided by the Federal Reserve programs and an increased demand for U.S.- based assets began to fuel the U.S. commercial real estate market recovery. Transaction volumes have rebounded and the re-emergence of the CMBS market and the availability of debt capital have spurred on the recovery. Commercial real estate transaction volumes have improved, as the U.S. has become a safe haven for global capital.
While these signs of improvement for commercial real estate are heartening, outstanding economic, credit and regulatory issues remain. Certain markets will continue to benefit from employment gains specific to the location and regionally-based growth industries such as technology, energy and health care. Lending activity increased in 2012, but not evenly. Certain markets in the commercial real estate sector are still having problems attracting capital, while others are experiencing increased development and construction.
Residential real estate markets have also been experiencing an uneven recovery. The market for residential mortgages saw significant gains in 2012, but problem loans on bank balance sheets still remain a material challenge for U.S. banks. The slow and steady recovery in the single family home market continues to progress. The Federal Reserve’s low interest rate policy has pushed capital into the residential mortgage markets and has helped consumer balance sheets by establishing some stability in home valuations.
The global capital markets have begun to improve, but uncertainties still exist and it is unlikely that transaction volumes will return to pre-2007 levels. Central bank interventions in the banking system and the persistence of a highly expansionary monetary policy by a number of government entities have introduced additional complexity and uncertainty to the markets. These conditions are expected to continue and, combined with a challenging macro-economic environment, may interfere with the implementation of our business strategy and/or force us to modify it.

Economic Dependency
We are dependent on our advisor for certain services that are essential to us, including the identification, evaluation, negotiation, origination, acquisition and disposition of investments; management of the daily operations and leasing of our investment portfolio; and other general and administrative responsibilities. In the event that our advisor is unable to provide the respective services, we will be required to obtain such services from other sources.
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
Segments
We have invested in non-performing loans, opportunistic real estate and other real estate-related assets and classified our operations by investment type: real estate-related and real estate. In general, we intend to hold our investments in non‑performing loans, opportunistic real estate and other real estate-related assets for capital appreciation. Traditional performance metrics of non-performing loans, opportunistic real estate and other real estate-related assets may not be meaningful as these investments are non-stabilized and do not provide a consistent stream of interest income or rental revenue. These investments exhibit similar long-term financial performance and have similar economic characteristics. These investments typically involve a higher degree of risk and do not provide a constant stream of ongoing cash flows. As a result, our management views non-performing loans, opportunistic real estate and other real estate-related assets as similar investments. Substantially all of our revenue and net income (loss) is from non-performing loans, opportunistic real estate and other real estate-related assets, and therefore, we currently aggregate our operating segments into one reportable business segment.

Employees
We have no paid employees. The employees of our advisor or its affiliates provide management, acquisition, disposition, advisory and certain administrative services for us.
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
Our charter does not require our directors to seek stockholder approval to liquidate our assets by a specified date, nor does our charter require our directors to list our shares for trading on a national securities exchange by a specified date. There is no public market for our shares and we currently have no plans to list our shares on a national securities exchange. Until our shares are listed, if ever, our stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase standards. In addition, our charter prohibits the ownership of more than 9.8% of our stock, unless exempted by our board of directors, which may inhibit large investors from purchasing our shares. In its sole discretion, our board of directors could amend, suspend or terminate our share redemption program upon 30 days’ notice. Further, the share redemption program includes numerous restrictions that would limit a stockholder’s ability to sell his or her shares. Therefore, it will be difficult for our stockholders to sell their shares promptly or at all. If a stockholder is able to sell his or her shares, it would likely be at a substantial discount to the public offering price. It is also likely that our shares would not be accepted as the primary collateral for a loan. Because of the illiquid nature of our shares, our stockholders should purchase shares in our dividend reinvestment plan only as a long‑term investment and be prepared to hold them for an indefinite period of time.
We currently have substantial uninvested proceeds raised from our initial public offering, which we are seeking to invest on attractive terms. If we are unable to find suitable investments, we may not be able to achieve our investment objectives or pay distributions.
Our ability to achieve our investment objectives and to pay distributions depends upon the performance of KBS Capital Advisors, our advisor, in the acquisition of our investments, including the determination of any financing arrangements, and the ability of our advisor to source loan origination opportunities for us. Competition from competing entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of counterparties in transactions. We will also depend upon the performance of third‑party loan servicers and property managers in connection with managing our investments. Our investors must rely entirely on the management abilities of KBS Capital Advisors, the loan servicers and property managers KBS Capital Advisors selects and the oversight of our board of directors. We currently have substantial uninvested proceeds raised from our initial public offering, which we are seeking to invest on attractive terms. We can give no assurance that KBS Capital Advisors will be successful in obtaining suitable investments on financially attractive terms or that, if KBS Capital Advisors makes investments on our behalf, our objectives will be achieved. Delays in finding suitable investments may adversely affect stockholder returns. If we, through KBS Capital Advisors, are unable to find suitable investments promptly, we will hold the proceeds from our public offering in an interest‑bearing account or invest the proceeds in short‑term assets. If we would continue to be unsuccessful in locating suitable investments, we may ultimately decide to liquidate. In the event we are unable to timely locate suitable investments, we may be unable or limited in our ability to pay distributions and we may not be able to meet our investment objectives.

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
From 2008 to 2011, concerns pertaining to the deterioration of credit in the residential mortgage market expanded to almost all areas of the debt capital markets including corporate bonds, asset-backed securities and commercial real estate bonds and loans. In 2012, however, the economic stimulus provided by the Federal Reserve programs and an increased demand for U.S.-based assets began to fuel the U.S. commercial real estate market recovery. Transaction volumes have improved and the re-emergence of the CMBS market and the availability of debt capital have spurred on the recovery. Commercial real estate transaction volumes have improved as the U.S. has become a safe haven for global capital. While these signs of improvement for commercial real estate are heartening, outstanding economic, credit and regulatory issues remain. As such, we cannot foresee when these markets will stabilize. This instability may interfere with the successful implementation of our business strategy.
Continued disruptions in the financial markets and uncertain economic conditions could adversely affect market rental rates, commercial real estate values and our ability to secure debt financing, service future debt obligations, or pay distributions to our stockholders.
While there have been signs of improvement for commercial real estate, outstanding economic, credit and regulatory issues remain. Certain markets will continue to benefit from employment gains specific to the market location and regionally-based growth industries such as technology, energy and health care. Lending activity increased in 2012, but not evenly. Certain markets in the commercial real estate sector are still having problems attracting capital, while others are experiencing increased development and construction.
Residential real estate markets have been experiencing an uneven recovery. The market for residential mortgages saw significant gains in 2012, but problem loans on bank balance sheets still remain a material challenge for U.S. banks. The slow and steady recovery in the single family home market continues to progress. The Federal Reserve’s low interest rate policy has pushed capital into the residential mortgage markets and has helped consumer balance sheets by establishing some stability in home valuations.
The global capital markets have begun to improve, but uncertainties still exist and it is unlikely that transaction volumes will return to pre-2007 levels. Central bank interventions in the banking system and the persistence of a highly expansionary monetary policy by a number of government entities have introduced additional complexity and uncertainty to the markets. These conditions are expected to continue, and combined with a challenging macro-economic environment, may interfere with the implementation of our business strategy and/or force us to modify it.
Looking forward, it is widely assumed that mortgage delinquencies have not yet peaked.  Liquidity in the global credit market has been affected by market disruptions, and new lending activity has only recently increased.  We have relied on debt financing to finance our properties and real estate-related assets.  As a result of the uncertainties in the credit market, we may not be able to refinance our existing indebtedness or to obtain additional debt financing on attractive terms.  If we are not able to refinance existing indebtedness on attractive terms at its maturity, we may be forced to dispose of some of our assets.

Further disruptions in the financial markets and continued uncertain economic conditions could adversely affect the values of our investments.  Lending activity has only recently increased; however, it remains uncertain whether the capital markets can sustain these levels of transactions. Any disruption to the debt and capital markets could result in in fewer buyers seeking to acquire commercial properties and possible increases in capitalization rates and lower property values.  Furthermore, declining economic conditions could negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our real estate portfolio and in the collateral securing our loan investments, which could have the following negative effects on us:

•	the values of our investments in commercial properties could decrease below the amounts paid for such investments;

•	the value of collateral securing our loan investments could decrease below the outstanding principal amounts of such loans;

•
revenues from our properties could decrease due to fewer tenants and/or lower rental rates, making it more difficult for us to pay distributions or meet our debt service obligations on debt financing; and/or

•
revenues from the properties and other assets underlying our CMBS investments could decrease, making it more difficult for the borrowers to meet their payment obligations to us, which could in turn make it more difficult for us to pay dividends or meet our debt service obligations on debt financing.

All of these factors could impair our ability to make distributions to our investors and decrease the value of an investment in us.
We may suffer from delays in locating suitable investments, which could limit our ability to make distributions and lower the overall return on our stockholders’ investment.
We rely upon our sponsors and the other real estate and debt finance professionals at our advisor, including Peter M. Bren, Keith D. Hall, Peter McMillan III and Charles J. Schreiber, Jr., to identify suitable investments. The private KBS‑sponsored programs, especially those that are currently raising offering proceeds, as well as the institutional investors for whom KBS affiliates serve as investment advisors, also rely upon Messrs. Bren and Schreiber for investment opportunities. In addition, KBS Real Estate Investment Trust, Inc. (“KBS REIT I”), KBS Real Estate Investment Trust II, Inc. (“KBS REIT II”), KBS Real Estate Investment Trust III, Inc. (“KBS REIT III”) and KBS Legacy Partners Apartment REIT, Inc. (“KBS Legacy Partners Apartment REIT”), which are also externally advised by our advisor, rely upon Messrs. Bren, Hall, McMillan and Schreiber to identify potential investments and actively manage their assets. To the extent that our sponsors and the other real estate and debt finance professionals at our advisor face competing demands upon their time at times when we have capital ready for investment, we may face delays in locating suitable investments. We currently have substantial uninvested proceeds raised from our public offering, which we are seeking to invest on attractive terms. Therefore, substantial uninvested offering proceeds and the competition from other entities that may be better positioned to acquire the types of investments we desire to make increase the risk of delays in investing our net offering proceeds. Delays we encounter in the selection and acquisition or origination of income‑producing assets would likely limit our ability to pay distributions to our stockholders and lower their overall returns.
We have a limited operating history, which makes our future performance difficult to predict.
We have a limited operating history. We were incorporated in the State of Maryland on October 8, 2008. As of December 31, 2012, we owned eight office properties, one office campus consisting of nine buildings, one office portfolio consisting of five office buildings (one office building held for sale) and 43 acres of undeveloped land, one industrial/flex property, one retail property, 1,375 acres of undeveloped land, two CMBS investments, two real estate loans receivable and one investment in an unconsolidated joint venture. You should not assume that our performance will be similar to the past performance of other real estate investment programs sponsored by affiliates of our advisor, including KBS REIT I and KBS REIT II. The private KBS‑sponsored programs were not subject to the up-front commissions, fees and expenses associated with a public offering nor all of the laws and regulations that will apply to us. For all of these reasons, you should be especially cautious when drawing conclusions about our future performance and you should not assume that it will be similar to the prior performance of other KBS-sponsored programs. Our limited operating history and the differences between us and the private KBS-sponsored programs significantly increase the risk and uncertainty you face in making an investment in our shares.

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
We will declare distributions when our board of directors determines we have sufficient cash flow from operations, investment activities and/or strategic financings. We expect to fund distributions from interest and rental income on investments, the maturity, payoff or settlement of those investments and from strategic sales of loans, debt securities, properties and other assets. We may also fund distributions from debt financings. Further, upon the acquisition of real estate investments or to the extent that we believe assets in our portfolio have appreciated in value after acquisition or subsequent to the time we have taken control of the assets, we may use the proceeds from real estate financings to fund distributions to our stockholders. With respect to the non-performing assets that we acquire, we believe that within a relatively short time after acquisition or taking control of such investments via foreclosure or deed-in-lieu proceedings, we will often experience an increase in their value. For example, in most instances, we bring financial stability to the property, which reduces uncertainty in the market and alleviates concerns regarding the property’s management, ownership and future. We also generally have significantly more capital available for investment in these properties than their prior owners and operators were willing to invest, and as such, we are able to invest in tenant improvements and capital expenditures with respect to such properties, which enables us to attract substantially increased interest from brokers and tenants.
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
Our distribution policy is not to pay distributions from sources other than cash flow from operations, investment activities and strategic financings. However, our organizational documents do not restrict us from paying distributions from any source and do not restrict the amount of distributions we may pay from any source, including proceeds from our initial public offering or the proceeds from the issuance of securities in the future, other third party borrowings, advances from our advisor or sponsors or from our advisor’s deferral of its fees under the advisory agreement. Distributions paid from sources other than current or accumulated earnings and profits may constitute a return of capital. From time to time, we may generate taxable income greater than our taxable income for financial reporting purposes, or our taxable income may be greater than our cash flow available for distribution to stockholders. In these situations we may make distributions in excess of our cash flow from operations, investment activities and strategic financings to satisfy the REIT distribution requirement described above. In such an event, we would look first to other third party borrowings to fund these distributions. If we fund distributions from financings, the net proceeds from our initial public offering or sources other than our cash flow from operations, we will have less funds available for investment in real estate-related loans, opportunistic real estate, real estate-related debt securities and other real estate-related investments and the overall return to our stockholders may be reduced.

In addition, to the extent distributions exceed cash flow from operations and gains from asset sales, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain. There is no limit on the amount of distributions we may fund from sources other than from cash flows from operations or gains from asset sales. So far, in each year of our operations, we have had net cash used in operating activities rather than from operating activities. For the year ended December 31, 2012, we paid aggregate distributions of $12.9 million (of which $8.5 million was reinvested through our dividend reinvestment plan). Our distributions and net loss for the year ended December 31, 2012 were $12.9 million and $10.1 million, respectively. For the year ended December 31, 2012, we funded 95% of total distributions paid, which includes cash distributions and dividends reinvested by stockholders, with proceeds from debt financing and funded 5% of total distributions paid with the gains realized from the dispositions of properties. Through December 31, 2012, we funded 97% of total distributions paid, which includes cash distributions and dividends reinvested by stockholders, with proceeds from debt financing and funded 3% of total distributions paid with the gains realized from the dispositions of properties. Our cumulative distributions and net loss from inception through December 31, 2012 were $19.3 million and $19.9 million, respectively.
If we are incorrect in our assessment of asset appreciation that has been used to justify a cash distribution, the return for later investors purchasing our stock will be lower than the return for earlier investors.
We do not currently intend to change our $9.50 per share dividend reinvestment plan offering price. However, under our distribution policy, to the extent that we believe assets in our portfolio have appreciated in value after acquisition or subsequent to the time we have taken control of the assets via foreclosure or deed-in-lieu proceedings, we have used in the past, and may continue to use in the future, the proceeds from real estate financings to fund distributions to our stockholders. Therefore, investors who purchase our shares earlier, as compared with later investors, have received and may continue to receive more distributions for the same cash investment as a result of any distributions that are made based on our assessment of asset appreciation. Furthermore, if we are incorrect in our assessment of asset appreciation that is used to justify a cash distribution, the return for later investors purchasing our stock will be further reduced relative to the return for earlier investors.
The loss of or the inability to retain key real estate and debt finance professionals at our advisor and key employees at our dealer manager could delay or hinder implementation of our investment strategies, which could limit our ability to make distributions and decrease the value of an investment in our shares.
Our success depends to a significant degree upon the contributions of Peter M. Bren, Keith D. Hall, Peter McMillan III, and Charles J. Schreiber, Jr., each of whom would be difficult to replace. Neither we nor our affiliates have employment agreements with Messrs. Bren, Hall, McMillan or Schreiber. Messrs. Bren, Hall, McMillan, and Schreiber may not remain associated with us. If any of these persons were to cease their association with us, our operating results could suffer. We do not intend to maintain key person life insurance on any person. We believe that our future success depends, in large part, upon our advisor’s and its affiliates’ ability to attract and retain highly skilled managerial, operational and marketing professionals. Competition for such professionals is intense, and our advisor and its affiliates may be unsuccessful in attracting and retaining such skilled individuals. If we lose or are unable to obtain the services of highly skilled professionals our ability to implement our investment strategies could be delayed or hindered, and the value of our stockholders’ investment may decline.
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
All of our executive officers and some of our directors and other key real estate and debt finance professionals are also officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor, KBS Capital Markets Group LLC (“KBS Capital Markets Group”), the entity that acted as our dealer manager, and other affiliated KBS entities. KBS Capital Advisors and its affiliates receive substantial fees from us. These fees could influence our advisor’s advice to us as well as the judgment of affiliates of KBS Capital Advisors. Among other matters, these compensation arrangements could affect their judgment with respect to:

•	the continuation, renewal or enforcement of our agreements with KBS Capital Advisors and its affiliates, including the advisory agreement;

•
public offerings of equity by us, which may entitle KBS Capital Markets Group to dealer‑manager fees and would likely entitle KBS Capital Advisors to increased acquisition and origination fees and asset management fees;

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

•
whether and when we seek to list our common stock on a national securities exchange, which listing (i) may make it more likely for us to become self-managed or internalize our management or (ii) could entitle our advisor to a subordinated incentive listing fee, and which could also adversely affect the sales efforts for other KBS-sponsored programs, depending on the price at which our shares trade;

•
whether we seek stockholder approval to become self-managed or internalize our management, which we will only pursue if our advisor agrees to do so without the payment of any internalization fee or other consideration; and

•	whether and when we seek to sell the company or its assets, which sale could entitle KBS Capital Advisors to a subordinated incentive fee.
The fees our advisor receives in connection with the acquisition, origination or management of assets are based on the cost of the investment, and not based on the quality of the investment or the quality of the services rendered to us. This may influence our advisor to recommend riskier transactions to us.
KBS Capital Advisors faces conflicts of interest relating to the leasing of properties and such conflicts may not be resolved in our favor, meaning that we may obtain less creditworthy or desirable tenants, which could limit our ability to make distributions and reduce our stockholders’ overall investment return.
We and other KBS-sponsored programs and KBS‑advised investors rely on our sponsors and other key real estate professionals at our advisor, including Messrs. Bren, Hall, McMillan and Schreiber, to supervise the property management and leasing of properties. If the KBS team of real estate professionals directs creditworthy prospective tenants to properties owned by another KBS‑sponsored program or KBS‑advised investor when they could direct such tenants to our properties, our tenant base may have more inherent risk and our properties’ occupancy may be lower than might otherwise be the case.
Further, Messrs. Bren, Hall, McMillan and Schreiber and existing and future KBS‑sponsored programs and KBS‑advised investors are generally not prohibited from engaging, directly or indirectly, in any business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition, development, ownership, leasing or sale of real estate investments.

KBS Capital Advisors and its affiliates face conflicts of interest relating to the origination and acquisition of investments and such conflicts may not be resolved in our favor, meaning that we could invest in less attractive assets, which could limit our ability to make distributions and reduce our stockholders’ overall investment return.
We rely on our sponsors and other key real estate and debt finance professionals at our advisor, including Peter M. Bren, Keith D. Hall, Peter McMillan III and Charles J. Schreiber, Jr., to identify suitable investment opportunities for us. KBS REIT I, KBS REIT II, KBS REIT III and KBS Legacy Partners Apartment REIT are also advised by KBS Capital Advisors and rely on our sponsors and many of the same real estate and debt finance professionals as will future public KBS‑sponsored programs. Messrs. Bren and Schreiber and several of the other key real estate and debt finance professionals at KBS Capital Advisors are also the key real estate and debt finance professionals at KBS Realty Advisors and its affiliates, the advisors to the private KBS‑sponsored programs and the investment advisors to institutional investors in real estate and real estate‑related assets. As such, we and the KBS‑sponsored programs that are currently raising funds for investment rely on many of the same real estate and debt finance professionals. Many investment opportunities that are suitable for us may also be suitable for other KBS programs and investors. When these real estate and debt finance professionals direct an investment opportunity to any KBS‑sponsored program or KBS‑advised investor, they, in their sole discretion, will offer the opportunity to the program or investor for which the investment opportunity is most suitable based on the investment objectives, portfolio and criteria of each program or investor. For so long as we are externally advised, our charter provides that it shall not be a proper purpose of the corporation for us to purchase any significant asset unless our advisor has recommended the investment to us. Thus, the real estate and debt finance professionals of KBS Capital Advisors could direct attractive investment opportunities to other entities or investors. Such events could result in us investing in assets that provide less attractive returns, reducing the level of distributions we may be able to pay to our stockholders.
KBS Capital Advisors will face conflicts of interest relating to joint ventures that we may form with affiliates of KBS Capital Advisors, which conflicts could result in a disproportionate benefit to the other venture partners at our expense.
If approved by a majority of our independent directors, we may enter into joint venture agreements with other KBS‑sponsored programs or affiliated entities for the acquisition, development or improvement of properties or other investments. KBS Capital Advisors, our advisor, and KBS Realty Advisors and its affiliates, the advisors to the other KBS‑sponsored programs and the investment advisers to institutional investors in real estate and real estate-related assets, have some of the same executive officers, directors and other key real estate and debt finance professionals; and these persons will face conflicts of interest in determining which KBS program or investor should enter into any particular joint venture agreement. These persons may also face a conflict in structuring the terms of the relationship between our interests and the interests of the KBS-affiliated co-venturer and in managing the joint venture. Any joint venture agreement or transaction between us and a KBS-affiliated co-venturer will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers. The KBS-affiliated co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. These co-venturers may thus benefit to our and your detriment.
KBS Capital Advisors, the real estate and debt finance professionals assembled by our advisor, their affiliates and our officers face competing demands on their time and this may cause our operations and our stockholders’ investment to suffer.
We rely on KBS Capital Advisors and the real estate, management, accounting and debt finance professionals our advisor has assembled, including Messrs. Bren, Hall, McMillan, Schreiber and Snyder and Ms. Yamane, for the day‑to‑day operation of our business. Messrs. Bren, Hall, McMillan, Schreiber and Snyder and Ms. Yamane are also executive officers of KBS REIT I, KBS REIT II and KBS REIT III, and Messrs. Bren, McMillan and Snyder and Ms. Yamane are executive officers of KBS Legacy Partners Apartment REIT. In addition, Messrs. Bren and Schreiber and Ms. Yamane are executive officers of KBS Realty Advisors and its affiliates, the advisors of the private KBS‑sponsored programs and the investment advisors to institutional investors in real estate and real estate‑related assets. As a result of their interests in other KBS programs, their obligations to other investors and the fact that they engage in and they will continue to engage in other business activities on behalf of themselves and others, Messrs. Bren, Hall, McMillan, Schreiber and Snyder and Ms. Yamane face conflicts of interest in allocating their time among us, KBS REIT I, KBS REIT II, KBS REIT III, KBS Legacy Partners Apartment REIT, KBS Capital Advisors and other KBS‑sponsored programs as well as other business activities in which they are involved. In addition, KBS Capital Advisors and KBS Realty Advisors and their affiliates share many of the same key real estate and debt finance professionals. During times of intense activity in other programs and ventures, these individuals may devote less time and fewer resources to our business than are necessary or appropriate to manage our business. Furthermore, some or all of these individuals may become employees of another KBS‑sponsored program in an internalization transaction or, if we internalize our advisor, may not become our employees as a result of their relationship with other KBS‑sponsored programs. If these events occur, the returns on our investments, and the value of our stockholders’ investment, may decline.

All of our executive officers and some of our directors and the key real estate and debt finance professionals assembled by our advisor face conflicts of interest related to their positions and/or interests in KBS Capital Advisors and its affiliates, which could hinder our ability to implement our business strategy and to generate returns to our stockholders.
All of our executive officers, some of our directors and other key real estate and debt finance professionals assembled by our advisor are also executive officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor, and other affiliated KBS entities. Through KBS‑affiliated entities, some of these persons also serve as the investment advisors to institutional investors in real estate and real estate‑related assets and through KBS Capital Advisors and its affiliates these persons serve as the advisor to KBS REIT I, KBS REIT II, KBS REIT III, KBS Legacy Partners Apartment REIT and other KBS‑sponsored programs. As a result, they owe fiduciary duties to each of these entities, their members and limited partners and these investors, which fiduciary duties may from time to time conflict with the fiduciary duties that they owe to us and our stockholders. Their loyalties to these other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. Further, Messrs. Bren, Hall, McMillan and Schreiber and existing and future KBS-sponsored programs and KBS-advised investors generally are not and will not be prohibited from engaging, directly or indirectly, in any business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition, development, ownership, leasing or sale of real estate investments. Messrs. Bren, Hall, McMillan and Schreiber have agreed to restrictions with respect to sponsoring another multi-family REIT while the KBS Legacy Partners Apartment REIT offering is ongoing. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to our stockholders and to maintain or increase the value of our assets.
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
Our share redemption program includes numerous restrictions that limit our stockholders’ ability to sell their shares. Our stockholders must hold their shares for at least one year in order to participate in the share redemption program, except for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence.” We limit the number of shares redeemed pursuant to the share redemption program as follows: (i) during any calendar year, we may redeem no more than 5% of the weighted‑average number of shares outstanding during the prior calendar year and (ii) during each calendar year, redemptions will be limited to the amount of net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year (except that, as of December 31, 2012, we also have available under the share redemption program up to $1.1 million in additional funds to redeem a qualifying stockholder’s shares if the shares are being redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence;” for purposes of determining the amount of funds available for redemption under the program, redemptions for a stockholder’s death, qualifying disability or determination of incompetence, are made first from the $1.1 million before the general allocation for redemptions described above). Further, we have no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. These limits may prevent us from accommodating all redemption requests made in any year. In particular, the limitation on redemptions to the amount of net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year may significantly limit your ability to have your shares redeemed pursuant to our share redemption program because we expect to declare distributions only when our board of directors determines we have sufficient cash flow. Particularly during our offering stage, we may not have significant cash flow to pay distributions, which would in turn severely limit redemptions during the next calendar year. For example, we only declared $12.9 million in distributions in 2012. Our board is free to amend, suspend or terminate the share redemption program upon 30 days’ notice.
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

Notwithstanding the above, once we establish an estimated value per share of our common stock that is not based on the price to acquire a share in our initial public offering or a follow‑on public offering, the redemption price per share for all stockholders would be equal to the estimated value per share, as determined by our advisor or another firm chosen for that purpose. We expect to establish an estimated value per share after the completion of our offering stage. We will consider our offering stage complete when we are no longer publicly offering equity securities ─ whether through our initial public offering or follow‑on offerings ─ and have not done so for up to 18 months. The restrictions of our share redemption program will severely limit our stockholders’ ability to sell their shares should they require liquidity and will limit their ability to recover the value they invest in us.
Because the offering price in our dividend reinvestment plan offering exceeds our net tangible book value per share, investors in our dividend reinvestment plan offering will experience immediate dilution in the net tangible book value of their shares.
We are currently offering shares in our dividend reinvestment plan offering at $9.50 per share, with discounts available to certain categories of purchasers. Our offering price exceeds our net tangible book value per share. Our net tangible book value per share is a rough approximation of value calculated as total book value of assets minus total liabilities, divided by the total number of shares of common stock outstanding. It assumes that the value of real estate assets diminishes predictably over time as shown through the depreciation and amortization of real estate investments. Real estate values have historically risen or fallen with market conditions. Net tangible book value is used generally as a conservative measure of net worth that we do not believe reflects our estimated value per share. It is not intended to reflect the value of our assets upon an orderly liquidation of the company in accordance with our investment objectives. However, net tangible book value does reflect certain dilution in value of our common stock from the issue price as a result of (i) accumulated depreciation and amortization of real estate investments, (ii) the substantial fees paid in connection with our initial public offering, including selling commissions and marketing fees re-allowed by our dealer manager to participating broker dealers and (iii) the fees and expenses paid to our advisor and its affiliates in connection with the selection, acquisition, management and sale of our investments and (iv) general and administrative expenses. As of December 31, 2012, our net tangible book value per share was $8.49.
 Our dividend reinvestment plan offering price was not established on an independent basis and bears no relationship to the net value of our assets. Further, even without depreciation in the value of our assets, the other factors described above with respect to the dilution in the value of our common stock are likely to cause our offering price to be higher than the amount you would receive per share if we were to liquidate at this time.
We may use the most recent price paid to acquire a share in our offering or a follow-on public offering as the estimated value of our shares until we have completed our initial offering stage. Even when our advisor begins to use other valuation methods to estimate the value of our shares, the value of our shares will be based upon a number of assumptions that may not be accurate or complete.
To assist the Financial Industry Regulatory Authority (“FINRA”) members and their associated persons that participated in our initial public offering, pursuant to FINRA Rule 2310, we disclose in each annual report distributed to stockholders a per share estimated value of our shares, the method by which it was developed, and the date of the data used to develop the estimated value. For this purpose, our advisor estimated the value of our common shares as $10.00 per share as of December 31, 2012. The basis for this valuation is the fact that the offering price of our shares of common stock in our initial public offering was $10.00 per share (ignoring purchase price discounts for certain categories of purchasers). Our advisor has indicated that it intends to use the most recent price paid to acquire a share in our initial public offering (ignoring purchase price discounts for certain categories of purchasers) or a follow-on public offering as its estimated per share value of our shares until we have completed our offering stage. We will consider our offering stage complete when we are no longer publicly offering equity securities - whether through our initial public offering or follow-on public offerings ─ and have not done so for 18 months. (For purposes of this definition, we do not consider a “public equity offering” to include offerings on behalf of selling stockholders or offerings related to a dividend reinvestment plan, employee benefit plan or the redemption of interests in our Operating Partnership.)
Although this initial estimated value represents the most recent price at which most investors were willing to purchase shares in the primary portion of our initial public offering, this reported value is likely to differ from the price that a stockholder would receive in the near term upon a resale of his or her shares or upon our liquidation because (i) there is no public trading market for the shares at this time; (ii) the $10.00 primary offering price involved the payment of underwriting compensation and other directed selling efforts, which payments and efforts are likely to produce a higher sale price than could otherwise be obtained; (iii) estimated value does not reflect, and is not derived from, the fair market value of our assets because the amount of proceeds available for investment from our primary public offering is net of selling commissions, dealer manager fees, other organization and offering costs and acquisition and origination fees and expenses; (iv) the estimated value does not take into account how market fluctuations affect the value of our investments, including how the current disruptions in the financial and real estate markets may affect the values of our investments; and (v) the estimated value does not take into account how developments related to individual assets may have increased or decreased the value of our portfolio.

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
Under our share redemption program, shares may be repurchased at varying prices depending on (a) the number of years the shares have been held, (b) the purchase price paid for the shares and (c) whether the redemptions are sought upon a stockholder’s death, qualifying disability or determination of incompetence. The maximum price that may be paid under the program is $10.00 per share, which was the offering price of our shares of common stock in the primary portion of our initial public offering (ignoring purchase price discounts for certain categories of purchasers) and, as described above, the initial estimated value of our common shares disclosed to assist FINRA members and their associated persons that participate in our offering, pursuant to FINRA Rule 2310. Although this initial estimated value represents the most recent price at which most investors were willing to purchase shares in the primary portion of our initial public offering, this reported value is likely to differ from the price at which a stockholder could resell his or her shares for the reasons discussed in the risk factor above. Thus, when we repurchase shares of our common stock at $10.00 per share, the actual value of the shares that we repurchase is likely to be less, and the repurchase is likely to be dilutive to our remaining stockholders. Even at lower repurchase prices, the actual value of the shares may be substantially less than what we pay and the repurchase may be dilutive to our remaining stockholders.
Our investors’ interest in us will be diluted if we issue additional shares, which could reduce the overall value of their investment.
Our common stockholders do not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue 1,010,000,000 shares of capital stock, of which 1,000,000,000 shares are designated as common stock and 10,000,000 shares are designated as preferred stock. Our board of directors may increase the number of authorized shares of capital stock without stockholder approval. Our board may elect to (i) sell additional shares in our current or future public offerings, including through our dividend reinvestment plan, (ii) issue equity interests in private offerings, (iii) issue shares to our advisor, or its successors or assigns, in payment of an outstanding fee obligation or (iv) issue shares of our common stock to sellers of assets we acquire in connection with an exchange of limited partnership interests of the Operating Partnership. To the extent we issue additional equity interests our stockholders’ percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings, the use of the proceeds and the value of our investments, our stockholders may also experience dilution in the book value and fair value of their shares and in the earnings and distributions per share.
Payment of fees to KBS Capital Advisors and its affiliates reduces cash available for investment and distribution and increases the risk that our stockholders will not be able to recover the amount of their investment in our shares.
KBS Capital Advisors and its affiliates perform services for us in connection with the selection, acquisition, origination, management, and administration of our investments. We pay them substantial fees for these services, which result in immediate dilution to the value of our stockholders’ investment and reduces the amount of cash available for investment or distribution to stockholders. Compensation to be paid to our advisor may be increased subject to approval by our conflicts committee and the other limitations in our charter, which would further dilute our stockholders’ investment and reduce the amount of cash available for investment or distribution to stockholders.
We may also pay significant fees during our listing/liquidation stage. Although most of the fees payable during our listing/liquidation stage are contingent on our investors first enjoying agreed‑upon investment returns, the investment-return thresholds may be reduced subject to approval by our conflicts committee and the other limitations in our charter.
Therefore, these fees increase the risk that the amount available for distribution to common stockholders upon a liquidation of our portfolio would be less than the price paid by our stockholders to purchase shares in our initial public offering. These substantial fees and other payments also increase the risk that our stockholders will not be able to resell their shares at a profit, even if our shares are listed on a national securities exchange.

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
We intend to invest in a diverse portfolio of opportunistic real estate, real estate-related loans, real estate-related debt securities and other real estate-related investments, including direct investments in opportunistic real estate. Each of these investments will be subject to the risks typically associated with real estate. Our loans held for investment will generally be directly or indirectly secured by a lien on real property (or the equity interests in an entity that owns real property) that, upon the occurrence of a default on the loan, could result in our acquiring ownership of the property. We will not know whether the values of the properties ultimately securing our loans will remain at the levels existing on the dates of origination or acquisition of those loans. If the values of the underlying properties drop, our risk will increase because of the lower value of the security associated with such loans. In this manner, real estate values could impact the values of our loan investments. Our investments in residential and commercial mortgage‑backed securities, collateralized debt obligations and other real estate‑related investments may be similarly affected by real estate property values. The value of real estate may be adversely affected by a number of risks, including:

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
We expect that, after we invest substantially all of the proceeds from our initial public offering, approximately 40% to 60% of our portfolio will consist of direct investments in opportunistic real estate, excluding real property that we take title to (i) as part of a portfolio of debt investments, (ii) through a loan workout, foreclosure or similar circumstances or (iii) through convertible debt investments, although this percentage could be higher or lower. We consider opportunistic or enhanced-return properties to be properties with significant possibilities for short-term capital appreciation, such as non-stabilized properties, properties with moderate vacancies or near‑term lease rollovers, poorly managed and positioned properties, properties owned by distressed sellers and built-to-suit properties. These properties may include, but are not limited to, office, industrial and retail properties, hospitality properties and undeveloped residential lots.
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
Commercial real estate loans are secured by multifamily or commercial properties that are subject to risks of delinquency and foreclosure. The ability of a borrower to repay a loan secured by an income‑producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income‑producing property can be affected by, among other things: tenant mix, success of tenant businesses, property management decisions, property location and condition, competition from comparable types of properties, changes in laws that increase operating expenses or limit rents that may be charged, any need to address environmental contamination at the property, the occurrence of any uninsured casualty at the property, changes in national, regional or local economic conditions and/or specific industry segments, declines in regional or local real estate values, declines in regional or local rental or occupancy rates, increases in interest rates, real estate tax rates and other operating expenses, changes in governmental rules, regulations and fiscal policies, including environmental legislation, natural disasters, terrorism, social unrest and civil disturbances. We may invest in commercial mortgage loans directly and through CMBS.
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
We may acquire or originate subordinated loans and invest in subordinated residential and commercial mortgage‑backed securities. In the event a borrower defaults on a subordinated loan and lacks sufficient assets to satisfy our loan, we may suffer a loss of principal or interest. In the event a borrower declares bankruptcy, we may not have full recourse to the assets of the borrower, or the assets of the borrower may not be sufficient to satisfy the loan. If a borrower defaults on our loan or on debt senior to our loan, or in the event of a borrower bankruptcy, our loan will be satisfied only after the senior debt is paid in full. Where debt senior to our loan exists, the presence of intercreditor arrangements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies (through “standstill periods”), and control decisions made in bankruptcy proceedings relating to borrowers.

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

In the future we may invest in residential mortgage-backed securities backed by non‑prime or sub‑prime residential mortgage loans that are subject to higher delinquency, foreclosure and loss rates than prime residential mortgage loans, which could result in losses to us.
Non‑prime and sub‑prime residential mortgage loans are made to borrowers who have poor or limited credit histories and as a result they do not qualify for traditional mortgage products. Because of the poor, or lack of, credit history, non‑prime and sub‑prime borrowers have materially higher rates of delinquency, foreclosure and loss compared to prime credit quality borrowers. There is limited history with respect to the performance of residential mortgage-backed securities (“RMBS”) over multiple economic cycles. Investments in RMBS backed by sub‑prime or non‑prime residential mortgage loans have higher risk than investments in RMBS backed by prime residential mortgage loans. We may realize credit losses if we invest in RMBS backed by sub‑prime and non‑prime residential mortgage loans because such RMBS are subject to all of the risks of the underlying sub‑prime and non‑prime residential mortgage loans.
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
We may invest in fixed‑rate residential and commercial mortgage‑backed securities and other fixed‑rate debt investments. Under a normal yield curve, an investment in these instruments will decline in value if long‑term interest rates increase. We may also invest in floating‑rate debt investments, for which decreases in interest rates will have a negative effect on value and interest income. Declines in market value may ultimately reduce earnings or result in losses to us, which may negatively affect cash available for distribution to our stockholders.
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

The yields of our other assets may be affected by the rate of prepayments differing from our projections. Prepayments on debt instruments, where permitted under the debt documents, are influenced by changes in current interest rates and a variety of economic, geographic and other factors beyond our control, and consequently, such prepayment rates cannot be predicted with certainty. If we are unable to invest the proceeds of any prepayments we receive in assets with at least an equivalent yield, the yield on our portfolio will decline. In addition, we may acquire assets at a discount or premium and if the asset does not repay when expected, our anticipated yield may be impacted. Under certain interest rate and prepayment scenarios we may fail to recoup fully our cost of acquisition of certain investments.
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
On July 21, 2010, the Dodd-Frank Act became law in the United States. Title VII of the Dodd-Frank Act contains a sweeping overhaul of the regulation of privately negotiated derivatives. The provisions of Title VII became effective on July 16, 2011 or, with respect to particular provisions, on such other date specified in the Dodd-Frank Act or by subsequent rulemaking. Pursuant to the regulatory framework established by Title VII of the Dodd-Frank Act, the Commodity Futures Trading Commission, or the CFTC, has been granted broad regulatory authority over “swaps,” which term has been defined in the Dodd-Frank Act and related CFTC rules to include interest rate derivatives such as the ones we may use in our interest rate hedging activities. While the full impact of the Dodd‑Frank Act on our interest rate hedging activities cannot be fully assessed until all final implementing rules and regulations are promulgated, the requirements of Title VII may affect our ability to enter into hedging or other risk management transactions, may increase our costs in entering into such transactions, and may result in us entering into such transactions on less favorable terms than prior to effectiveness of the Dodd-Frank Act. The occurrence of any of the foregoing events may have an adverse effect on our business and our stockholders’ returns.
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
Many of our investments may be illiquid and we may not be able to vary our portfolio in response to changes in economic and other conditions.
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
A portion of our assets may be classified for accounting purposes as “available‑for‑sale.” These investments are carried at estimated fair value and temporary changes in the market values of those assets will be directly charged or credited to stockholders’ equity without impacting net income on the income statement. Moreover, if we determine that a decline in the estimated fair value of an available‑for‑sale security below its amortized value is other‑than‑temporary, we will recognize a loss on that security on the income statement, which will reduce our earnings in the period recognized.

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
Some of our investments may be carried at an estimated fair value and we will be required to disclose the fair value of other investments quarterly. The estimated fair value will be determined by us and, as a result, there may be uncertainty as to the value of these investments.
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
We have entered into, and may continue to enter into, joint ventures with third parties to make investments. We may also make investments in partnerships or other co‑ownership arrangements or participations. Such investments may involve risks not otherwise present with other methods of investment, including, for example, the following risks:

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
If we foreclose on the collateral that secures our investments in loans receivable, we may incur significant liabilities for deferred repairs and maintenance, property taxes and other expenses,  which would reduce cash available for distribution to stockholders.
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
The factors described above make it challenging to evaluate non-performing investments. As of March 8, 2013, the majority of our real estate assets have non-stabilized occupancies. Additionally, as of March 8, 2013, all of our real estate loans receivable were secured by non-stabilized real estate.
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
We have financed, and expect to continue to finance, the acquisition and origination of a portion of our investments with warehouse lines of credit, repurchase agreements, various types of securitizations, mortgages and other borrowings. Although the use of leverage may enhance returns and increase the number of investments that we can make, it may also substantially increase the risk of loss. Our ability to execute this strategy depends on various conditions in the financing markets that are beyond our control, including liquidity and credit spreads. There can be no assurance that leveraged financing will be available to us on favorable terms or that, among other factors, the terms of such financing will parallel the maturities of the underlying assets acquired. If our strategy is not viable, we will have to find alternative forms of long‑term financing for our assets, as secured revolving credit facilities and repurchase facilities may not accommodate long‑term financing. This could subject us to more restrictive recourse indebtedness and the risk that debt service on less efficient forms of financing would require a larger portion of our cash flows, thereby reducing cash available for distribution to our stockholders, for our operations and for future business opportunities. If alternative financing is not available, we may have to liquidate assets at unfavorable prices to pay off such financing. The return on our investments and cash available for distribution to our stockholders may be reduced to the extent that changes in market conditions cause the cost of our financing to increase relative to the income that we can derive from the assets we acquire.
Short‑term borrowing through repurchase agreements, bank credit facilities and warehouse facilities may put our assets and financial condition at risk. Repurchase agreements economically resemble short‑term, variable‑rate financing and usually require the maintenance of specific loan‑to‑collateral value ratios. If the market value of the assets subject to a repurchase agreement declines, we may be required to provide additional collateral or make cash payments to maintain the loan to collateral value ratio. If we are unable to provide such collateral or cash repayments, we may lose our economic interest in the underlying assets. Further, credit facility providers and warehouse facility providers may require us to maintain a certain amount of cash reserves or to set aside unleveraged assets sufficient to maintain a specified liquidity position that would allow us to satisfy our collateral obligations. In addition, such short‑term borrowing facilities may limit the length of time that any given asset may be used as eligible collateral. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on assets. In the event that we are unable to meet these collateral obligations, our financial condition could deteriorate rapidly.

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
High mortgage rates or changes in underwriting standards may make it difficult for us to finance or refinance properties, which could reduce our cash flows from operations and the amount of cash distributions we can make.
If mortgage debt is unavailable at reasonable rates, we may not be able to finance our properties. If we place mortgage debt on a property, we run the risk of being unable to refinance part or all of the property subject to the mortgage debt when it becomes due or of being unable to refinance on favorable terms. If interest rates are higher when we refinance properties subject to mortgage debt, our income could be reduced. We may be unable to refinance or may only be able to partly refinance properties if underwriting standards, including loan to value ratios and yield requirements, among other requirements, are more strict than when we originally financed the properties. If any of these events occurs, our cash flow could be reduced and/or we might have to pay down existing mortgages. This, in turn, would reduce cash available for distribution to our stockholders, could cause us to require additional capital and may hinder our ability to raise capital by issuing more stock or by borrowing more money.
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
Our charter limits our total liabilities to 75% of the cost (before deducting depreciation or other noncash reserves) of our tangible assets~~,~~; however, we may exceed that limit if the majority of the conflicts committee of our board of directors approves each borrowing in excess of our charter limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of December 31, 2012, our borrowings and other liabilities were approximately 8% of the cost (before depreciation or other noncash reserves) and book value (before depreciation) of our tangible assets, respectively. High debt levels would cause us to incur higher interest charges and higher debt service payments and may also be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of our stockholders’ investment.
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
To qualify as a REIT, we must satisfy certain tests on an ongoing basis concerning, among other things, the sources of our income, nature of our assets and the amounts we distribute to our stockholders. We may be required to make distributions to stockholders at times when it would be more advantageous to reinvest cash in our business or when we do not have funds readily available for distribution. Compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits and reduce the value of our stockholders’ investment.
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
The Internal Revenue Service has issued Revenue Procedure 2003-65, which provides a safe harbor pursuant to which a mezzanine loan that is secured by interests in a pass-through entity will be treated by the Internal Revenue Service as a real estate asset for purposes of the REIT tests, and interest derived from such loan will be treated as qualifying mortgage interest for purposes of the REIT 75% income test. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. We intend to make investments in loans secured by interests in pass‑through entities in a manner that complies with the various requirements applicable to our qualification as a REIT. To the extent, however, that any such loans do not satisfy all of the requirements for reliance on the safe harbor set forth in the Revenue Procedure, there can be no assurance that the Internal Revenue Service will not challenge the tax treatment of such loans, which could jeopardize our ability to qualify as a REIT.
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
Legislation enacted in 2003 and modified in 2005, 2010 and 2013 generally reduces the maximum tax rate for dividends payable to certain stockholders that who are domestic individuals, trusts and estates to 20%. Dividends payable by REITs, however, are generally not eligible for the reduced rates. Although this legislation does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts or estates to perceive investments in REITs to be relatively less attractive than investments in stock of non‑REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.

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
As of December 31, 2012, we owned eight office properties, one office campus consisting of nine buildings, one office portfolio consisting of five office buildings (of which one office building was held for sale as of December 31, 2012) and 43 acres of undeveloped land, one industrial/flex property, and one retail property encompassing 2.7 million rentable square feet and that were 58% occupied. In addition, we owned 1,375 acres of undeveloped land. The following table provides summary information regarding our properties as of December 31, 2012:

Property Location of Property	Date Acquired or Foreclosed on	Property Type	Rentable Square Feet	Total Real Estate at Cost (in thousands)	Annualized Base Rent (1) (in thousands)	Average Annualized Base Rent per Sq. Ft. (2)	Average Remaining Lease Term in Years	Occupancy	Ownership %
Village Overlook Buildings Stockbridge, GA	08/02/2010	Office	34,830	$1,758	$266	$17.41	2.5	43.9%	100.0%
Academy Point Atrium I Colorado Springs, CO	11/03/2010	Office	92,099	4,600	—	—	—	—%	100.0%
Northridge Center I & II Atlanta, GA	03/25/2011	Office	188,509	7,308	1,523	17.04	3.1	47.4%	100.0%
Iron Point Business Park Folsom, CA	06/21/2011	Office	210,905	20,074	1,939	21.58	3.5	42.6%	100.0%
Roseville Commerce Center Roseville, CA	06/27/2011	Industrial/Flex	90,886	3,961	586	13.48	3.6	47.8%	100.0%
1635 N. Cahuenga Building Los Angeles, CA	08/03/2011	Office	34,711	8,014	584	30.42	1.8	55.3%	70.0%
Richardson Portfolio (3) Richardson, TX	11/23/2011	Office/ Undeveloped Land	575,803	41,883	6,611	17.80	3.9	64.6%	90.0%
Park Highlands North Las Vegas, NV	12/30/2011	Undeveloped Land	—	22,840	—	—	—	N/A	50.1%
Bellevue Technology Center Bellevue, WA	07/31/2012	Office	326,237	77,926	4,438	22.05	5.2	61.7%	100%
Powers Ferry Landing East Atlanta, GA	09/24/2012	Office	393,502	16,667	2,458	18.94	1.6	33.0%	100.0%
1800 West Loop Houston, TX	12/04/2012	Office	400,101	67,688	8,182	24.67	4.5	82.2%	100.0%
West Loop I & II Houston, TX	12/07/2012	Office	313,873	37,072	5,123	21.08	3.2	77.4%	100.0%
Burbank Collection Burbank, CA	12/12/2012	Retail	39,428	12,974	1,096	48.43	4.7	57.4%	90.0%
			2,700,884	$322,765	$32,806	$21.07	3.8	57.7%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2012, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
(2) Average annualized base rent per square foot is calculated as the annualized base rent divided by the leased rentable square feet.
(3) On January 11, 2013, we sold one of the five office buildings in the Richardson Portfolio containing 151,937 rentable square feet, (the “Greenway II Building”). The Greenway II Building is not included in these amounts.
As of December 31, 2012, there were no tenants occupying 10% or more of our total rentable square footage. As of December 31, 2012, our real estate portfolio’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Insurance	13	$4,450	13.6%
Management Consulting	24	3,769	11.5%
Computer Systems Design & Programming	15	3,541	10.8%
		$11,760	35.9%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2012, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

Portfolio Lease Expiration
The following table reflects lease expirations of our owned properties as of December 31, 2012:

Year of Expiration	Number of Leases Expiring	Annualized Base Rent (in thousands) (1)	% of Portfolio Annualized Base Rent Expiring	Leased Rentable Square Feet Expiring	% of Portfolio Rentable Square Feet Expiring
Month-to-Month	25	$1,332	4.0%	74,907	4.8%
2013	53	5,169	15.8%	229,329	14.7%
2014	38	4,714	14.4%	231,992	14.9%
2015	38	2,776	8.5%	141,180	9.1%
2016	35	3,314	10.1%	162,131	10.4%
2017	30	5,342	16.3%	257,597	16.5%
2018	22	4,498	13.7%	202,965	13.0%
2019	8	2,191	6.7%	93,809	6.0%
2020	6	1,064	3.2%	52,610	3.4%
2021	2	167	0.5%	7,814	0.5%
2022	2	1,752	5.3%	78,675	5.1%
Thereafter	3	487	1.5%	24,065	1.6%
Total	262	$32,806	100%	1,557,074	100%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2012, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

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
Stockholder Information
As of March 4, 2013, we had 58.1 million shares of common stock outstanding held by a total of approximately 16,000 stockholders. The number of stockholders is based on the records of DST Systems, Inc., who serves as our transfer agent.
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
To assist the FINRA members and their associated persons that participated in the initial public offering of our common stock, in meeting their customer account statement reporting obligations under the National Association of Securities Dealers Conduct Rule 2340, we disclose in each annual report distributed to stockholders a per share estimated value of our shares, the method by which it was developed, and the date of the data used to develop the estimated value. In addition, KBS Capital Advisors, our advisor, will prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares. For this purpose, the estimated value of our shares of common stock is $10.00 per share as of December 31, 2012. The basis for this valuation is the fact that the most recent public offering price for our shares of common stock in our primary offering was $10.00 per share (ignoring purchase price discounts for certain categories of purchasers). Our advisor has indicated that it intends to use the most recent price paid to acquire a share in our primary initial public offering (ignoring purchase price discounts for certain categories of purchasers) or a follow‑on public offering as its estimated per share value of our shares until we have completed our offering stage. We will consider our offering stage complete when we are no longer publicly offering equity securities - whether through our initial public offering or follow‑on public offerings ─ and have not done so for 18 months. We ceased offering shares in our initial public offering on November 14, 2012, but we may conduct follow‑on equity offerings in the future. (For purposes of this definition, we do not consider a “public equity offering” to include offerings on behalf of selling stockholders or offerings related to a dividend reinvestment plan, employee benefit plan or the redemption of interests in our Operating Partnership.) Once we establish an estimated value per share, we currently expect to update the estimated value per share every 12 to 18 months thereafter. Our charter does not restrict our ability to conduct offerings in the future, and if our board of directors determines that it is in our best interest, we may conduct follow-on offerings.
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

Distribution Information
We declare distributions when our board of directors determines we have sufficient cash flow from operations, investment activities and/or strategic financings. We expect to fund distributions from interest and rental income on investments, the maturity, payoff or settlement of those investments and from strategic sales of loans, debt securities, properties and other assets. Further, upon the acquisition of real estate investments or to the extent that we believe assets in our portfolio have appreciated in value after acquisition or subsequent to the time we have taken control of the assets, we may use the proceeds from real estate financings to fund distributions to our stockholders. With respect to the non-performing assets that we acquire, we believe that within a relatively short time after acquisition or taking control of such investments via foreclosure or deed-in-lieu proceedings, we will often experience an increase in their value. For example, in most instances, we bring financial stability to the property, which reduces uncertainty in the market and alleviates concerns regarding the property’s management, ownership and future. We also generally have significantly more capital available for investment in these properties than their prior owners and operators were willing to invest, and as such, we are able to invest in tenant improvements and capital expenditures with respect to such properties, which enables us to attract substantially increased interest from brokers and tenants.
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
Our distribution policy is not to pay distributions from sources other than cash flow from operations, investment activities and strategic financings. However, our organizational documents do not restrict us from paying distributions from any source and do not restrict the amount of distributions we may pay from any source, including proceeds from our initial public offering or the proceeds from the issuance of securities in the future, third‑party borrowings, advances from our advisor or sponsors or from our advisor’s deferral of its fees under the advisory agreement. Distributions paid from sources other than current or accumulated earnings and profits may constitute a return of capital. From time to time, we may generate taxable income greater than our taxable income for financial reporting purposes, or our taxable income may be greater than our cash flow available for distribution to stockholders. In these situations we may make distributions in excess of our cash flow from operations, investment activities and strategic financings to satisfy the REIT distribution requirement described above. In such an event, we would look first to other third party borrowings to fund these distributions.

We have not established a minimum distribution level, and our charter does not require that we make distributions to our stockholders. Distributions declared during 2012 and 2011, aggregated by quarter, are as follows (dollars in thousands, except per share amounts):

	2012
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared	$547	$678	$11,660	$—	$12,885
Total Per Share Distribution	$0.023	$0.025	$0.352	$—	$0.400
Rate Based on Purchase Price of $10.00 Per Share	0.2%	0.3%	3.5%	—%	4.0%
	2011
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared	$—	$—	$—	$6,405	$6,405
Total Per Share Distribution	$—	$—	$—	$0.300	$0.300
Rate Based on Purchase Price of $10.00 Per Share	—%	—%	—%	3.0%	3.0%
The tax composition of our distributions paid during the years ended December 31, 2012 and 2011 was as follows:

	2012	2011
Ordinary Income	3%	—%
Return of Capital	97%	100%
Total	100%	100%
For more information with respect to our distributions paid, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Distributions.”
Use of Proceeds from Sales of Registered Securities and Unregistered Sales of Equity Securities
On November 20, 2009, our Registration Statement on Form S-11 (File No. 333-156633), covering a public offering of up to 100,000,000 shares of common stock in our primary offering and 40,000,000 shares of common stock under our dividend reinvestment plan, was declared effective under the Securities Act of 1933. We commenced our initial public offering on November 20, 2009 upon retaining KBS Capital Markets Group LLC, an affiliate of our advisor, as the dealer manager of our offering. We offered 100,000,000 shares of common stock in our primary offering at an aggregate offering price of up to $1.0 billion, or $10.00 per share, with discounts available to certain categories of purchasers. We ceased offering shares in our primary offering on November 14, 2012. The 40,000,000 shares offered under our dividend reinvestment plan are being offered at an aggregate offering price of $380 million, or $9.50 per share. We will continue to offer shares of common stock under the dividend reinvestment plan until we have sold all the shares under the plan.

We sold 56,586,837 shares of common stock in the primary offering for gross offering proceeds of $561.8 million. As of December 31, 2012, we sold 1,329,491 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $12.6 million. Also as of December 31, 2012, we had redeemed 84,944 of the shares sold in our offering for $0.8 million. As of December 31, 2012, we had incurred selling commissions, dealer manager fees and other organization and offering costs in the amounts set forth below. In connection with our primary offering, we paid selling commissions and dealer manager fees to KBS Capital Markets Group, and KBS Capital Markets Group reallowed all selling commissions and a portion of the dealer manager fees to participating broker-dealers. In addition, we reimburse KBS Capital Advisors and KBS Capital Markets Group for certain offering expenses.

Type of Expense Amount	Amount	Estimated/Actual
	(in thousands)
Selling commissions and dealer manager fees	$49,574	Actual
Finders’ fees	—	Actual
Other underwriting compensation	4,476	Actual
Other organization and offering costs (excluding underwriting compensation)	6,116	Actual
Total expenses	$60,166
Percentage of offering proceeds used to pay or reimburse affiliates for organization and offering costs and expenses	10.5%	Actual
From the commencement of our initial public offering through December 31, 2012, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $514.2 million.
We expect to use substantially all of the net proceeds from the primary portion of our initial public offering to invest in and manage a diverse portfolio of real estate‑related loans, opportunistic real estate, real estate‑related debt securities and other real estate‑related investments. We may use the net proceeds from the sale of shares under our dividend reinvestment plan for general corporate purposes, including, but not limited to, the redemption of shares under our share redemption program; reserves required by any financings of our investments; future funding obligations under any real estate loans receivable we acquire; the acquisition or origination of assets, which would include payment of acquisition and origination fees to our advisor; the repayment of debt; and expenses related to our investments, such as purchasing a loan senior to ours to protect our junior position in the event of a default by the borrower on the senior loan, making protective advances to preserve collateral securing a loan, or making capital and tenant improvements or paying leasing costs and commissions related to real property. As of December 31, 2012, we have used the net proceeds from our primary public offering to acquire $424.5 million in real estate investments and real estate‑related loans, including $6.5 million of real estate acquisition fees and expenses to affiliates and non-affiliates including cost related to foreclosure of loans.
Additionally, on December 29, 2011 and October 23, 2012, we issued 220,994 shares and 55,249 shares of common stock, respectively, for $2.0 million and $0.5 million, respectively, to Willowbrook Capital Group LLC, an entity owned and controlled by Keith D. Hall, one of our directors and our Chief Executive Officer, and Peter McMillan III, also one of our directors and our President, for $9.05 per share. We issued these shares of common stock in a private transaction exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933.
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

•
During each calendar year, redemptions are limited to the amount of net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year (except that, as of December 31, 2012, we also have available under the share redemption program up to $1.1 million in additional funds to redeem a qualifying stockholder’s shares if the shares are being redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence;” for purposes of determining the amount of funds available for redemption under the program, redemptions for a stockholder’s death, qualifying disability or determination of incompetence, are made first from the $1.1 million before the general allocation for redemptions described above). This restriction may significantly limit your ability to have your shares redeemed pursuant to our share redemption program because we expect to declare distributions only when our board of directors determines we have sufficient cash flow. For example, we only declared $12.9 million in distributions in 2012.

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
During the year ended December 31, 2012, we fulfilled all redemption requests received in good order and eligible for redemption, redeeming shares pursuant to the share redemption program as follows:

Month	Total Number of Shares Redeemed	Average Price Paid Per Share (1)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2012	17,505	$9.32	(2)
February 2012	3,737	$9.45	(2)
March 2012	620	$9.25	(2)
April 2012	1,106	$8.65	(2)
May 2012	600	$10.00	(2)
June 2012	7,535	$9.23	(2)
July 2012	13,004	$9.49	(2)
August 2012	4,657	$9.64	(2)
September 2012	9,064	$9.25	(2)
October 2012	3,871	$9.22	(2)
November 2012	12,632	$9.16	(2)
December 2012	6,613	$9.28	(2)
Total	80,944
_____________________
(1) Pursuant to the program, as amended, we will initially redeem shares as follows:

•	The lower of $9.25 or 92.5% of the price paid to acquire the shares from us for stockholders who have held their shares for at least one year;

•	The lower of $9.50 or 95.0% of the price paid to acquire the shares from us for stockholders who have held their shares for at least two years;

•	The lower of $9.75 or 97.5% of the price paid to acquire the shares from us for stockholders who have held their shares for at least three years; and

•	The lower of $10.00 or 100.0% of the price paid to acquire the shares from us for stockholders who have held their shares for at least four years.
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
(2) We limit the dollar value of shares that may be redeemed under the program as described above. During the year ended December 31, 2012, we redeemed $0.8 million of common stock, which represented all redemption requests received in good order and eligible for redemption through the December 2012 redemption date. As of December 31, 2012, we may redeem up to $1.1 million of shares of common stock if the shares are being redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence.” Additionally, based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during 2012, we have $8.5 million available for all other redemptions in 2013.

ITEM 6.	SELECTED FINANCIAL DATA
The following selected financial data as of and for the years ended December 31, 2012, 2011, 2010 and 2009 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

	As of December 31,
	2012	2011	2010	2009
Balance sheet data
Total real estate and real estate-related investments, net	$394,356	$166,354	$17,774	$—
Total assets	537,928	258,463	42,404	193
Total notes payable and repurchase agreements	33,751	63,203	—	—
Total liabilities	44,625	66,628	1,346	—
Redeemable common stock	9,651	5,291	—	—
Total equity	483,652	186,544	41,058	193
	For the Years Ended December 31,
	2012	2011	2010	2009
Operating data
Total revenues	$19,904	$4,175	$308	$—
Net loss attributable to common stockholders	(9,762)	(7,581)	(1,975)	(7)
Net loss per common share - basic and diluted	$(0.28)	$(0.66)	$(1.18)	$(0.37)
Other data
Cash flows used in operating activities	$(1,028)	$(3,507)	$(1,572)	$(7)
Cash flows used in investing activities	(242,074)	(154,405)	(17,885)	—
Cash flows provided by financing activities	282,683	220,649	42,906	—
Distributions declared	$12,885	$6,405	$—	$—
Distributions declared per common share (1)	0.40	0.30	—	—
Weighted-average number of common shares outstanding, basic and diluted	35,458,656	11,432,823	1,678,335	20,000
_____________________
(1) On December 2, 2011, our board of directors declared a distribution in the amount of $0.30 per share of common stock, or 3.0% of the initial public offering price of $10.00 per share of common stock, to stockholders of record as of the close of business on December 23, 2011. We paid this distribution on December 23, 2011. On February 13, 2012, our board of directors authorized a distribution in the amount of $0.02309337 per share of common stock to stockholders of record as of the close of business on February 14, 2012. We paid this distribution on February 17, 2012. On April 16, 2012, our board of directors authorized a distribution in the amount of $0.025 per share of common stock to stockholders of record as of the close of business on April 16, 2012. We paid this distribution on April 30, 2012.  On July 20, 2012, our board of directors authorized a distribution in the amount of $0.35190663 per share of common stock to stockholders of record as of the close of business on July 20, 2012. We paid this distribution on July 31, 2012. Investors could choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the “Selected Financial Data” above and our accompanying consolidated financial statements and the notes thereto. Also, see “Forward‑Looking Statements” preceding Part I of this Annual Report on Form 10-K.
Overview
We were formed on October 8, 2008 as a Maryland corporation, elected to be taxed as a REIT beginning with the taxable year ended December 31, 2010 and intend to operate in such manner. On January 8, 2009, we filed a registration statement on Form S‑11 with the Securities and Exchange Commission (the “SEC”) to offer a minimum of 250,000 shares and a maximum of 140,000,000 shares of common stock for sale to the public, of which 100,000,000 shares were registered in our primary offering and 40,000,000 shares were registered under our dividend reinvestment plan. The SEC declared our registration statement effective on November 20, 2009 and we retained KBS Capital Markets Group LLC, an affiliate of our advisor, to serve as the dealer manager of the offering pursuant to a dealer manager agreement. The dealer manager was responsible for marketing our shares in the initial public offering. We ceased offering shares of common stock in our primary offering on November 14, 2012.
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
We intend to use substantially all of the net proceeds from our initial public offering to invest in and manage a diverse portfolio of real estate‑related loans, opportunistic real estate, real estate‑related debt securities and other real estate‑related investments. Such investments have included, and are expected to continue to include, non-performing loans (which have resulted in, and may continue to result in, our acquisition of the underlying property securing the loan through foreclosure or similar processes), non-stabilized or undeveloped properties, and commercial mortgage backed securities (“CMBS”). We may also invest in entities that make similar investments. As of December 31, 2012, we owned eight office properties, one office campus consisting of nine buildings, one office portfolio consisting of five office buildings (of which one office building was held for sale as of December 31, 2012) and 43 acres of undeveloped land, one industrial/flex property, one retail property, 1,375 acres of undeveloped land, two CMBS investments, two real estate loans receivable and one investment in an unconsolidated joint venture.
We sold 56,586,837 shares of common stock in the primary offering for gross offering proceeds of $561.8 million. We continue to offer shares of common stock under the dividend reinvestment plan. As of December 31, 2012, we sold 1,329,491 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $12.6 million. Also as of December 31, 2012, we had redeemed 84,944 of the shares sold in our offering for $0.8 million. Additionally, on December 29, 2011 and October 23, 2012, we issued 220,994 shares and 55,249 shares of common stock, respectively, for $2.0 million and $0.5 million, respectively, in private transactions exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933.
Market Outlook ─ Real Estate and Real Estate Finance Markets
Since 2007 and the emergence of the global economic crisis, there have been persistent concerns regarding the creditworthiness and refinancing capabilities of both corporations and sovereign governments. Economies throughout the world have experienced lingering levels of high unemployment and low levels of consumer and business confidence due to a global downturn in economic activity. While some markets have shown some signs of recovery, concerns remain regarding job growth, income growth and the overall economic health of consumers, businesses and governments. Recent global economic events remain centered on the potential for the default of several European sovereign debt issuers and the impact that such an event would have on the European Union and the rest of the world’s financial markets. During 2011, S&P downgraded the credit rating of the United States to AA+ from AAA. In November 2012, Moody’s downgraded France’s sovereign debt rating to Aa1 from AAA and, in February 2013, Moody’s downgraded the U.K. government debt to Aa1 from AAA as well. The global ratings agencies continue to have a number of western sovereign issuers on negative watch as governments have struggled to resolve their fiscal obligations. These events have led to continued volatility in the capital markets. For further discussion of current market conditions, see Part I, Item 1, “Business ─ Market Outlook ─ Real Estate and Real Estate Finance Markets.”

Liquidity and Capital Resources
Our principal demand for funds during the short and long-term is and will be for the acquisition of properties, loans and other real estate-related investments; the payment of operating expenses, capital expenditures and general and administrative expenses; payments under debt obligations; redemptions of common stock; and payments of distributions to stockholders. To date, we have had five primary sources of capital for meeting our cash requirements:

•	Proceeds from the primary portion of our initial public offering;

•	Proceeds from our dividend reinvestment plan;

•	Debt financing;

•	Proceeds from the sale of real estate and the repayment of a real estate-related investment; and

•	Cash flow generated by our real estate and real estate-related investments.
We sold 56,586,837 shares of common stock in the primary portion of our initial public offering for gross offering proceeds of $561.8 million. We ceased offering shares in the primary portion of our initial public offering on November 14, 2012. We continue to offer shares of common stock under the dividend reinvestment plan. As of December 31, 2012, we had sold 1,329,491 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $12.6 million.  To date, we have invested a significant amount of the proceeds from our initial public offering in real estate and real estate-related investments and we anticipate making several more investments in the future. We intend to use our cash on hand, proceeds from debt financing, cash flow generated by our real estate operations and real estate-related investments, proceeds from our dividend reinvestment plan and principal repayments on our real estate loans receivable as our primary sources of immediate and long-term liquidity.
Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures and corporate general and administrative expenses.  Cash flow from operations from our real estate investments is primarily dependent upon the occupancy levels of our properties, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures.  As of December 31, 2012, our real estate property investments were 58% occupied.
Our real estate-related debt securities generate cash flow in the form of interest income. Cash flows from operations from our estate-related debt securities are primarily dependent on the operating performance of the underlying collateral and the borrower’s ability to make its debt service payments.
Investments in performing real estate-related loans generate cash flow in the form of interest income.  Investments in non‑performing real estate-related loans may or may not generate cash flow.  Cash flow from operations under our real estate‑related loans is primarily dependent on the operating performance of the underlying collateral and the borrowers’ ability to make their debt service payments.  We do not expect non-performing mortgages to perform in accordance with their contractual terms, including the repayment of the principal amount outstanding under the loans, the payment of interest at the stated amount on the face of notes or the repayment of the loans upon their maturity dates.  As such, we explore various strategies including, but not limited to, one or more of the following: (i) negotiating with the borrowers for a reduced payoff, (ii) restructuring the terms of the loans and (iii) enforcing our rights as lenders under these loans and foreclosing on the collateral securing the loans.  We believe that one or more of these potential courses of action will at some point result in positive cash flow to us. As of December 31, 2012, we had real estate loans receivable outstanding with a total book value of $71.9 million, of which $35.7 million is non-performing and $36.2 million of performing mortgage loans.
As of December 31, 2012, we had outstanding debt obligations in the aggregate principal amount of $33.8 million.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the Conflicts Committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expense reimbursements for the four fiscal quarters ended December 31, 2012 exceeded the charter imposed limitation; however, the Conflicts Committee determined that the relationship of our operating expenses to our average invested assets was justified for these periods given the costs of operating a public company and the early stage of our operations.
For the year ended December 31, 2012, our cash needs for acquisitions, capital expenditures and debt servicing were met with proceeds from our initial public offering and debt financing. Operating cash needs during the same period were met through cash flow generated by our real estate investments and proceeds from our initial public offering. Distributions to our stockholders during the year ended December 31, 2012 were funded from gains resulting from the dispositions of real estate properties and debt financing.

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
Cash Flows from Operating Activities
We commenced operations with the acquisition of our first real estate investment on August 2, 2010. As of December 31, 2012, we owned eight office properties, one office campus consisting of nine buildings, one office portfolio consisting of five office buildings (of which one office building was held for sale as of December 31, 2012) and 43 acres of undeveloped land, one industrial/flex property, one retail property, 1,375 acres of undeveloped land, two CMBS investments, two real estate loans receivable and one investment in an unconsolidated joint venture. During the year ended December 31, 2012 net cash used in operating activities was $1.0 million. We expect that our cash flows from operating activities will increase in future years as a result of owning the assets acquired during 2012 for an entire period, leasing additional space that is currently unoccupied, anticipated future acquisitions of real estate and real estate-related investments and the related operations of such real estate and the potential cash flow from real estate-related investments.
Cash Flows from Investing Activities
Net cash used in investing activities was $242.1 million for the year ended December 31, 2012 and primarily consisted of the following:

•	Acquisitions of an office campus consisting of nine office buildings, three office properties and a retail property for an aggregate purchase price of $211.7 million;

•	Acquisition/origination of three real estate loans receivable of $78.4 million;

•	Net proceeds from principal repayments and sales on real estate securities of $53.2 million;

•	Net investment in an unconsolidated joint venture of $7.9 million;

•	Proceeds from the early payoff of a real estate loan receivable of $7.9 million;

•	Improvements to real estate of $7.1 million; and

•	Proceeds from the sale of real estate of $1.8 million.
Cash Flows from Financing Activities
Net cash provided by financing activities was $282.7 million for the year ended December 31, 2012 and consisted primarily of the following:

•	$314.0 million of cash provided by offering proceeds from our initial public offering, net of payments of selling commissions, dealer manager fees and other offering expenses of $34.7 million;

•	$30.2 million of principal payments on CMBS repurchase agreements and $2.9 million of principal payments on notes payable;

•	$4.3 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $8.5 million;

•	$4.2 million of cash provided by proceeds from notes payable;

•	$2.6 million of noncontrolling interests contributions; and

•	$0.8 million of payments made to redeem shares of common stock.

In order to execute our investment strategy, we utilize secured debt, and to the extent available, may utilize unsecured debt, to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinancing and interest risks, are properly balanced with the benefit of using leverage. Once we have fully invested the proceeds of our initial public offering, we expect our debt financing will be 50% or less of the cost of our investments, although it may exceed this level during our offering stage. There is no limitation on the amount we may borrow for any single investment. Our charter limits our total liabilities such that our total liabilities may not exceed 75% of the cost of our tangible assets; however, we may exceed that limit if a majority of the Conflicts Committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our common stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of December 31, 2012, our borrowings and other liabilities were approximately 8% of the cost (before depreciation or other noncash reserves) and book value (before depreciation) of our tangible assets. However, we intend to place additional debt on our investments in the future to enhance our liquidity and to allow us to make additional real estate and real estate-related investments.
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
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of December 31, 2012 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	2013	2014-2015	2016-2017	Thereafter
Outstanding debt obligations (1)	$33,751	$—	$33,751	$—	$—
Interest payments on outstanding debt obligations (2)	6,149	2,109	4,040	—	—
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts and interest rates in effect at December 31, 2012. We incurred interest expense of $1.9 million excluding amortization of deferred financing costs of $0.3 million, for the year ended December 31, 2012.
Results of Operations
As of December 31, 2011, we owned five office properties, one office portfolio consisting of five office buildings and 43 acres of undeveloped land, one industrial/flex property, 1,375 acres of undeveloped land and six CMBS investments. As of December 31, 2012, we owned eight office properties, one office campus consisting of nine buildings, one office portfolio consisting of five office buildings (one office building held for sale) and 43 acres of undeveloped land, one industrial/flex property, one retail property, 1,375 acres of undeveloped land, two CMBS investments, two real estate loans receivable and one investment in an unconsolidated joint venture. We funded the acquisitions of these investments with proceeds from our initial public offering and debt financing. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of owning the assets acquired in 2012 for an entire period and anticipated future acquisitions of real estate and real estate-related investments. Our income and expenses will also depend on the outcome of our recovery strategies for our leasing activities for our non-performing real estate assets.

Comparison of the year ended December 31, 2012 versus year ended December 31, 2011
Rental income and tenant reimbursements increased from $3.8 million for the year ended December 31, 2011 to $16.4 million for the year ended December 31, 2012, primarily as a result of the growth in our real estate portfolio. We expect rental income and tenant reimbursements to increase in future periods as a result of owning the assets acquired in 2012 for an entire period, leasing additional space and anticipated future acquisitions of real estate assets.
Interest income from our real estate loans receivable, recognized using the interest method, increased from $0.3 million for the year ended December 31, 2011 to $1.7 million for the year ended December 31, 2012. We expect interest income to increase in future periods as a result of owning investments acquired in 2012 for an entire year and anticipated future acquisitions of real estate-related investments. Interest income from non-performing loans may vary from period to period, based on the ability of the borrowers to make interest payments.
Interest income from our real estate securities increased from $0.1 million for the year ended December 31, 2011 to $0.9 million for the year ended December 31, 2012. We expect interest income from our real estate securities to vary in future periods based upon acquisition activity and principal balances outstanding under our real estate securities.
Property operating costs and real estate taxes and insurance increased from $2.9 million and $0.9 million, respectively, for the year ended December 31, 2011 to $8.2 million and $2.7 million, respectively, for the year ended December 31, 2012, primarily as a result of the growth in our real estate portfolio. We expect property operating costs and real estate taxes and insurance to increase in future periods as a result of owning the assets acquired in 2012 for an entire period and anticipated future acquisitions or foreclosures of real estate assets.
Asset management fees increased from $0.3 million for the year ended December 31, 2011 to $1.7 million for the year ended December 31, 2012, primarily as a result of growth in our real estate portfolio. We expect asset management fees to increase in future periods as a result of owning the assets acquired in 2012 for an entire period and anticipated future acquisitions. All asset management fees incurred as of December 31, 2012 have been paid.
Real estate acquisition fees and expenses to affiliates and non-affiliates increased from $1.6 million for the year ended December 31, 2011 to $3.6 million for the year ended December 31, 2012 due to the growth in our real estate portfolio. The increase is primarily due to the difference in the total acquisition price for properties acquired during the year ended December 31, 2011 of $72.8 million compared to the total acquisition price for properties acquired during the year ended December 31, 2012 of $211.7 million. We expect real estate acquisition fees to vary in future periods based upon real estate acquisition activity.
Costs and expenses related to the foreclosure of real estate loans receivable was $0.9 million for the year ended December 31, 2011 and was related to the foreclosure of five of our real estate loans. We did not foreclose on any of our real estate loans receivable during the year ended December 31, 2012, and, therefore, did not incur such costs. We expect costs and expenses related to the foreclosure of loans receivable to vary in future periods based upon foreclosure activity.
General and administrative expenses increased from $2.0 million for the year ended December 31, 2011 to $3.1 million for the year ended December 31, 2011, primarily as a result of our growth and the growth of our real estate portfolio. General and administrative costs consisted primarily of legal fees, transfer agent fees, insurance premiums, professional fees and independent director fees. We expect general and administrative costs to increase in future periods as we acquire additional investments, but we expect such costs to decrease as a percentage of total revenue.
Depreciation and amortization increased from $3.2 million for the year ended December 31, 2011 to $9.5 million for the year ended December 31, 2012, due to the growth of our real estate portfolio. We expect depreciation and amortization to increase in future periods as a result of owning the assets acquired or foreclosed upon in 2012 for an entire period and anticipated future acquisitions or foreclosures of real estate assets.
Interest expense increased from $0.3 million for the year ended December 31, 2011 to $2.2 million for the year ended December 31, 2012. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.
Total other income increased from $0.1 million for the year ended December 31, 2011 to $1.4 million for the year ended December 31, 2012, primarily due to a gain on extinguishment of debt of $0.6 million, a gain from the early payoff of a real estate loan receivable of $0.4 million, a gain on sale of real estate securities of $0.2 million and income from an unconsolidated joint venture of $0.1 million recognized during the year ended December 31, 2012.

Comparison of the year ended December 31, 2011 versus year ended December 31, 2010
Rental income and tenant reimbursements increased from $0.2 million for the year ended December 31, 2010 to $3.8 million for the year ended December 31, 2011, primarily as a result of the growth in our real estate portfolio.
Interest income from our real estate loans receivable, recognized using the interest method, increased from $0.1 million for the year ended December 31, 2010 to $0.3 million for the year ended December 31, 2011, primarily as a result of the growth in our real estate loan receivable portfolio. During the years ended December 31, 2011 and 2010, all of our real estate loans receivable were non-performing and interest income was recognized on a cash basis. Interest income from non-performing loans may vary from period to period based on the ability of the borrowers to make interest payments.
Property operating costs and real estate taxes and insurance increased from $0.2 million and $46,000, respectively, for the year ended December 31, 2010 to $2.9 million and $0.9 million, respectively, for the year ended December 31, 2011, primarily as a result of the growth in our real estate portfolio.
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
General and administrative expenses increased from $1.6 million for the year ended December 31, 2010 to $2.0 million for the year ended December 31, 2011, primarily as a result of our growth and the growth of our real estate portfolio. General and administrative costs consisted primarily of legal fees, transfer agent fees, insurance premiums, professional fees and independent director fees.
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
Organization and Offering Costs
Organization and offering costs (other than selling commissions and dealer manager fees) of the primary offering could be paid by our advisor, our dealer manager or their affiliates on our behalf and they may continue to pay these costs on our behalf with respect to the offering under our dividend reinvestment plan. Other offering costs include all expenses to be incurred by us in connection with our initial public offering. Organization costs include all expenses incurred by us in connection with our formation, including but not limited to legal fees and other costs to incorporate. Organization and offering costs, which include selling commissions and dealer manager fees, are charged as incurred as a reduction to stockholders’ equity.
We reimbursed and will reimburse our advisor for organization and offering costs up to an amount that, when combined with selling commissions, dealer manager fees and all other amounts we spent on organization and offering expenses, does not exceed 15% of the gross proceeds of our primary offering and the offering under our dividend reinvestment plan as of the date of reimbursement. At the termination of the primary offering and at the termination of the offering under the dividend reinvestment plan, our advisor agreed to reimburse us to the extent that selling commissions, dealer manager fees and other organization and offering expenses incurred by us exceed 15% of the gross offering proceeds of the respective offering.

In connection with the primary portion of our initial public offering, we reimbursed our dealer manager for underwriting compensation, provided that within 30 days after the end of the month in which the primary initial public offering terminated, our dealer manager was required to reimburse us to the extent that our reimbursements caused total underwriting compensation for our initial public offering to exceed 10% of the gross offering proceeds from such offering. Total underwriting compensation incurred during our initial public offering did not exceed 10%. We also paid directly or reimbursed our dealer manager for bona fide invoiced due diligence expenses of broker dealers. However, no reimbursements made by us to our dealer manager may cause total organization and offering expenses incurred by us (including selling commissions, dealer manager fees and all other items of organization and offering expenses) to exceed 15% of the aggregate gross proceeds from our primary offering and the offering under our dividend reinvestment plan as of the date of reimbursement.
As of December 31, 2012, selling commissions, dealer manager fees, and organization and other offering costs were approximately 10% of gross offering proceeds. We sold 56,586,837 shares of common stock in the primary offering for gross offering proceeds of $561.8 million. As of December 31, 2012, we had sold 1,329,491 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $12.6 million and recorded organization and other offering costs of $10.6 million and selling commissions and dealer manager fees of $49.6 million.
We ceased offering shares in our primary offering on November 14, 2012 and we continue to offer shares of common stock under the dividend reinvestment plan.
Distributions
Distributions declared, distributions paid and cash flows from operations were as follows during 2012 (in thousands, except per share amounts):

	Distribution Declared	Distributions Declared Per Share	Distributions Paid			Cash Flows From (Used In) Operations
Period			Cash	Reinvested	Total
First Quarter 2012	$547	$0.023	$183	$364	$547	$73
Second Quarter 2012	678	0.025	234	444	678	(733)
Third Quarter 2012	11,660	0.352	3,924	7,736	11,660	(1,113)
Fourth Quarter 2012	—	—	—	—	—	745
	$12,885	$0.400	$4,341	$8,544	$12,885	$(1,028)
On February 13, 2012, our board of directors authorized a distribution in the amount of $0.02309337 per share of common stock to stockholders of record as of the close of business on February 14, 2012. We paid this distribution on February 17, 2012 and this was the only distribution declared for the first quarter of 2012. This distribution was made in connection with our disposition of 10564 Industrial Avenue in Roseville, California.  The aggregate authorized distribution to our stockholders was approximately equal to the gain resulting from this disposition and was funded with proceeds from this disposition.
On April 16, 2012, our board of directors authorized a distribution in the amount of $0.025 per share of common stock to stockholders of record as of the close of business on April 16, 2012. We paid this distribution on April 30, 2012 and this was the only distribution declared or paid in the second quarter of 2012. This distribution was made in connection with a gain on extinguishment of debt, the disposition of partially improved land in Roseville, California and an increased valuation of our real estate assets.  The distribution was funded with proceeds from the disposition of partially improved land in Roseville, California and debt financing.
On July 20, 2012, our board of directors authorized a distribution in the amount of $0.35190663 per share of common stock to stockholders of record as of the close of business on July 20, 2012. We paid this distribution on July 31, 2012 and this was the only distribution declared or paid in the third quarter of 2012. This distribution was made in connection with an estimated appreciation in the value of the assets in our portfolio after acquisition or subsequent to the time we took control of the assets via foreclosure or deed-in-lieu proceedings. Investors are cautioned, however, that all of our assets are currently non‑stabilized assets, which makes them difficult to value. Moreover, subsequent events could adversely affect the values of the assets. We have not sold or marketed any of these assets and thus we have not realized any gain on these investments nor received any offers on them. For the foregoing reasons, we can provide no assurance that we could realize any appreciation upon an actual sale of any of our assets. The values of our assets at any given time will depend upon various factors, including market, economic and industry conditions, the characteristics of the investment being sold and the related leases, the availability of buyers and financing, the time period in which the investment is sought to be sold and required approvals.

Under our distribution policy, to the extent that we believe assets in our portfolio have appreciated in value after acquisition or subsequent to the time we have taken control of the assets, we may use the proceeds from real estate financings to fund distributions to our stockholders. With respect to the non-performing assets that we acquire, we believe that within a relatively short time after acquisition or taking control of such investments via foreclosure or deed-in-lieu proceedings, the assets will often experience an increase in their value. For example, in most instances, we bring financial stability to the property, which reduces uncertainty in the market and alleviates concerns regarding the property’s management, ownership and future. We also generally have significantly more capital available for investment in these properties than their prior owners and operators were willing to invest, and as such, we are able to invest in tenant improvements and capital expenditures with respect to such properties, which enables us to attract substantially increased interest from brokers and tenants.
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
For the year ended December 31, 2012, we paid aggregate distributions of $12.9 million, including $4.3 million of distributions paid in cash and $8.5 million of distributions reinvested through our dividend reinvestment plan. Our net loss for the year ended December 31, 2012 was $10.1 million and cash flow used in operations was $1.0 million. Our cumulative distributions and net loss from inception through December 31, 2012 are $19.3 million and $19.9 million, respectively. We have funded our cumulative distributions, which includes net cash distributions and dividends reinvested by stockholders, with proceeds from debt financing of $18.7 million and proceeds from the dispositions of property of $0.6 million (which amount is approximately equal to the gain resulting from the dispositions). To the extent that we pay distributions from sources other than our cash flow from operations or gains from asset sales, we will have fewer funds available for investment in real estate-related loans, opportunistic real estate, real estate-related debt securities and other real estate-related investments, the overall return to our stockholders may be reduced and subsequent investors may experience dilution.
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
Real Estate Acquisition Valuation
We record the acquisition of income-producing real estate or real estate that will be used for the production of income as a business combination. All assets acquired and liabilities assumed in a business combination are measured at their acquisition‑date fair values. Acquisition costs are expensed as incurred and restructuring costs that do not meet the definition of a liability at the acquisition date are expensed in periods subsequent to the acquisition date. Real estate obtained in satisfaction of a loan is recorded at the estimated fair value of the real estate (net of liabilities assumed) or the fair value of the loan satisfied if more clearly evident. The excess of the carrying value of the loan over the fair value of the property is charged-off against the reserve for loan losses when title to the property is obtained. Costs of holding the property are expensed as incurred in our consolidated statements of operations.
Intangible assets include the value of in-place leases, which represents the estimated value of the net cash flows of the in‑place leases to be realized, as compared to the net cash flows that would have occurred had the property been vacant at the time of acquisition and subject to lease-up. Acquired in-place lease value will be amortized to expense over the average remaining terms of the respective in-place leases, including any below-market renewal periods.
We assess the acquisition date fair values of all tangible assets, identifiable intangibles and assumed liabilities using methods similar to those used by independent appraisers, generally utilizing a discounted cash flow analysis that applies appropriate discount and/or capitalization rates and available market information. Estimates of future cash flows are based on a number of factors, including historical operating results, known and anticipated trends, and market and economic conditions. The fair value of tangible assets of an acquired property considers the value of the property as if it were vacant.
We record above-market and below-market in-place lease values for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in‑place leases, measured over a period equal to the remaining non-cancelable term of above-market in-place leases and for the initial term plus any extended term for any leases with below-market renewal options. We amortize any recorded above-market or below-market lease values as a reduction or increase, respectively, to rental income over the remaining non-cancelable terms of the respective lease, including any below-market renewal periods.
We estimate the value of tenant origination and absorption costs by considering the estimated carrying costs during hypothetical expected lease up periods, considering current market conditions. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease up periods.
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
Real Estate Held for Sale and Discontinued Operations
We generally consider real estate to be “held for sale” when the following criteria are met: (i) management commits to a plan to sell the property, (ii) the property is available for sale immediately, (iii) the property is actively being marketed for sale at a price that is reasonable in relation to its current fair value, (iv) the sale of the property within one year is considered probable and (v) significant changes to the plan to sell are not expected. Real estate that is held for sale and its related assets are classified as “real estate held for sale” and “assets related to real estate held for sale,” respectively, for all periods presented in the accompanying consolidated financial statements. Notes payable related to real estate held for sale are classified as “notes payable related to real estate held for sale” for all periods presented in the accompanying consolidated financial statements. Real estate classified as held for sale is no longer depreciated and reported at the lower of its carrying value or its estimated fair value less costs to sell. Additionally, we record the operating results related to real estate that has either been disposed of or is deemed to be held for sale as discontinued operations for all periods presented if the operations have been or are expected to be eliminated and we will not have any significant continuing involvement in the operations of the property following the sale.
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

Real Estate Loans Receivable and Loan Loss Reserves
Our real estate loans receivable are recorded at amortized cost, net of loan loss reserves (if any), and evaluated for impairment at each balance sheet date. The amortized cost of a real estate loan receivable is the outstanding unpaid principal balance, net of unamortized acquisition premiums or discounts and unamortized costs and fees directly associated with the origination or acquisition of the loan. The amount of impairment, if any, will be measured by comparing the amortized cost of the loan to the present value of the expected cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent and collection of principal and interest is not assured. If a loan is deemed to be impaired, we will record a loan loss reserve and a provision for loan losses to recognize impairment.
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
We have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Neither we nor our subsidiaries have been assessed interest or penalties by any major tax jurisdictions. Our evaluations were performed for the tax years ending December 31, 2012, 2011 and 2010. As of December 31, 2012, returns for the calendar year 2011 and 2010 remain subject to examination by major tax jurisdictions.

Subsequent Events
We evaluate subsequent events up until the date the consolidated financial statements are issued.
Disposition of Greenway II Building
On January 11, 2013, the joint venture that owns the Richardson Portfolio, and in which we own a 90% equity interest, sold one of the five office buildings in the Richardson Portfolio containing 151,937 rentable square feet (the “Greenway II Building”) for $7.7 million. The allocated cost of the Greenway II Building, including any capital improvements incurred since the acquisition date but excluding any reductions to net book value of the property due to historical depreciation and amortization expense, was $3.4 million. The purchaser, JP-2400 Lakeside, LP, is an affiliate of JP Realty Partners, our joint venture partner.
Third Amended and Restated Share Redemption Program
On March 5, 2013, our board of directors approved a third amended and restated share redemption program that provides that, if we attempt to honor redemption requests on a pro rata basis and a pro rata redemption would result in a stockholder owning less than $4,000 in shares of our common stock, then we will redeem all of that stockholder’s shares.
Bellevue Technology Center Mortgage Loan
On February 22, 2013, we, through an indirect wholly owned subsidiary, entered into a four-year secured mortgage loan with Bank of America, N.A., an unaffiliated lender, for borrowings of up to $53.0 million secured by the Bellevue Technology Center (the “Bellevue Technology Center Mortgage Loan”). At closing, $44.5 million of the Bellevue Technology Center Mortgage Loan was funded and the remaining $8.5 million is available for future disbursements to be used for tenant improvements, leasing commissions and capital improvements at the Bellevue Technology Center, subject to certain terms and conditions contained in the loan documents. The Bellevue Mortgage Loan matures on March 1, 2017, with an option to extend the maturity date to March 1, 2019, upon payment of an extension fee equal to 0.2% of the outstanding principal balance at the time of the extension and subject to certain other terms and conditions contained in the loan documents.  The Bellevue Technology Center Mortgage Loan bears interest at a floating rate of 225 basis points over the daily LIBOR floating rate. Monthly payments are initially interest only. Beginning March 1, 2016, monthly payments also include principle amortization payments of $60,000 per month with the remaining principal balance and all accrued and unpaid interest and fees due at maturity.  Should the borrower under the loan exercise its option to extend the loan, monthly payments would include principal and interest, with principal amortization payments of $60,000 per month. We will have the right to prepay the loan in whole at any time or in part from time to time, subject to the payment of certain expenses potentially incurred by the lender as a result of the prepayment and subject to certain other conditions contained in the loan documents.
KBS SOR Properties, LLC, our separate wholly owned subsidiary through which we indirectly own all of its real estate assets (“KBS SOR Properties”), provided a limited guaranty of the Bellevue Technology Center Mortgage Loan with respect to certain potential deficiencies, losses or damages suffered by the lender resulting from certain intentional acts committed by the borrower or KBS SOR Properties in violation of the loan documents. KBS SOR Properties also provided a guaranty of the principal balance and any interest or other sums outstanding under the Bellevue Technology Center Mortgage Loan in the event of certain bankruptcy or insolvency proceedings involving the borrower.

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

The table below summarizes the book values and the weighted-average interest rates of our real estate-related debt securities and note payable for each category based on the maturity dates as of December 31, 2012 (dollars in thousands):

	Maturity Date						Total Book Value
	2012	2013	2014	2015	2016	Thereafter		Fair Value
Assets
Loans receivable
Mortgage loan - variable rate	$—	$—	$—	$36,228	$—	$—	$36,228	$35,750
Annual effective interest rate (1)	—	—	—	15.7%	—	—	15.7%
Non-performing mortgage loan (2)	$—	$—	$—	$—	$—	$35,678	$35,678	$35,000
Interest rate (2)	—	—	—	—	—	N/A	N/A
Real estate-related debt securities
Fixed rate	$—	$—	$—	$—	$—	$4,785	$4,785	$4,817
Interest rate	—	—	—	—	—	4.8%	4.8%
Liabilities
Note Payable
Fixed rate	$—	$—	$—	$33,751	$—	$—	$33,751	$35,928
Interest rate	—	—	—	6.3%		—	6.3%
_____________________
(1) The annual effective interest rate represents the actual interest income recognized during 2012 using the interest method, divided by the average amortized cost basis of the investments.
(2) We do not expect non-performing loans to perform in accordance with their contractual terms, including the repayment of the principal amount outstanding under the loan, the payment of interest at the stated amount on the face of the note or the repayment of the loan upon its maturity date.
We borrow funds at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. At December 31, 2012, the fair value of our fixed rate debt was $35.9 million and the carrying value of our fixed rate debt was $33.8 million. The fair value estimate of our fixed rate debt was calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at December 31, 2012. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting changes in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on variable rate debt and loans receivable would change our future earnings and cash flows, but would not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. At December 31, 2012, we were exposed to market risks related to fluctuations in interest rates on $36.3 million of variable rate loans receivable. Based on interest rates as of December 31, 2012, if interest rates were 100 basis points higher during the 12 months ending December 31, 2013, interest income would increase approximately $0.1 million. As of December 31, 2012, one-month LIBOR was 0.2087% and a decrease in the LIBOR index would have no impact on interest income from our variable rate loan receivable due to an applicable interest rate floor.
The interest rate of our fixed rate debt at December 31, 2012 was 6.3%. The annual effective interest rate of our variable rate real estate loan receivable as of December 31, 2012 was 15.7%. The annual effective interest rate represents the effective interest rate as of December 31, 2012, using the interest method that we use to recognize interest income on our real estate loans receivable. As of December 31, 2012, we also had an investment in a non-performing real estate loan receivable. Changes in interest rates would not have any impact on our operations as they pertain to our non-performing real estate loan receivable.
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
Disclosure Controls and Procedures
As of the end of the period covered by this report, management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of, the evaluation, our principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a‑15(f) or 15d‑15(f) promulgated under the Exchange Act.
In connection with the preparation of our Form 10‑K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control‑Integrated Framework.
Based on its assessment, our management believes that, as of December 31, 2012, our internal control over financial reporting was effective based on those criteria. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
On December 5, 2012, we filed a Current Report on Form 8-K to disclose our acquisition of West Loop I and II. We included in that Form 8-K an undertaking to provide financial statements for West Loop I and II in an amendment to the Form 8-K on or before February 20, 2013. Subsequent to the filing of this Form 8-K, we determined that we are not required to provide such financial statements for West Loop I and II. As a result, we have not and will not provide such financial statements for West Loop I and II in an amendment to the Form 8-K.
Third Amended and Restated Share Redemption Program
On March 5, 2013, our board of directors approved a third amended and restated share redemption program. The terms of the third amended and restated share redemption program are identical to the prior program except that the third amended and restated share redemption program provides that, if we attempt to honor redemption requests on a pro rata basis and a pro rata redemption would result in a stockholder owning less than $4,000 in shares of our common stock, then we will redeem all of that stockholder’s shares. The third amended and restated share redemption program will become effective 30 days after we file this Annual Report on Form 10-K, or on April 7, 2013. The third amended and restated share redemption program is filed as an exhibit to this Annual Report on Form 10-K, which is available at the SEC’s website at http://www.sec.gov.

PART III
We will file a definitive Proxy Statement for our 2013 Annual Meeting of Stockholders (the “2013 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2013 Proxy Statement that specifically address the items required to be set forth herein are incorporated by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We have adopted a Code of Conduct and Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. Our Code of Conduct and Ethics can be found at http://www.kbsstrategicopportunityreit.com.
The other information required by this Item is incorporated by reference from our 2013 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from our 2013 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference from our 2013 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference from our 2013 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated by reference from our 2013 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)    Financial Statement Schedules
See the Index to Financial Statements at page F‑1 of this report.
The following financial statement schedule is included herein at pages F‑34 through F‑35 of this report:
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

4.3	Second Amended and Restated Dividend Reinvestment Plan, incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q filed November 8, 2012

4.4
Second Amended and Restated Escrow Agreement, incorporated by reference to Exhibit 4.5 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, Commission File No. 333-156633

10.1
Second Amended and Restated Dealer Manger Agreement, between KBS Strategic Opportunity REIT, Inc. and KBS Capital Markets Group LLC, dated August 9, 2011, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed August 11, 2011

10.2
Advisory Agreement between KBS Strategic Opportunity REIT, Inc. and KBS Capital Advisors LLC, dated October 8, 2012, incorporated by reference to Exhibit 10.1 to Post-Effective Amendment No. 10 to the Company’s Registration Statement on Form S-11 (No. 333-156633) filed October 26, 2012

10.3
Repurchase Agreement Confirmation, by and between KBS SOR CMBS Owner, LLC and Wells Fargo Securities, LLC, dated January 19, 2012, incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed March 12, 2012

10.4
Repurchase Agreement Confirmation, by and between KBS SOR CMBS Owner, LLC and Wells Fargo Securities, LLC, dated January 19, 2012, incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed March 12, 2012

10.5
Repurchase Agreement Confirmation, by and between KBS SOR CMBS Owner, LLC and Wells Fargo Securities, LLC, dated January 19, 2012, incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed March 12, 2012

10.6
Repurchase Agreement Confirmation, by and between KBS SOR CMBS Owner, LLC and Wells Fargo Securities, LLC, dated January 19, 2012, incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed March 12, 2012

10.7
Repurchase Agreement Confirmation, by and between KBS SOR CMBS Owner, LLC and Wells Fargo Securities, LLC, dated February 17, 2012, incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed March 12, 2012

10.8
Repurchase Agreement Confirmation, by and between KBS SOR CMBS Owner, LLC and Wells Fargo Securities, LLC, dated February 17, 2012, incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed March 12, 2012

Ex.	Description

10.9
Repurchase Agreement Confirmation, by and between KBS SOR CMBS Owner, LLC and Wells Fargo Securities, LLC, dated February 17, 2012, incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed March 12, 2012

10.10
Repurchase Agreement Confirmation, by and between KBS SOR CMBS Owner, LLC and Wells Fargo Securities, LLC, dated February 17, 2012, incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed March 12, 2012

10.11
Loan Purchase and Sale Agreement by and between U.S. Bank National Association and KBS SOR Debt Holdings II LLC, dated March 12, 2012, incorporated by reference to Exhibit 10.45 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11 (No. 333-156633) filed April 16, 2012

10.12
Assignment and Assumption Agreement by and between U.S. Bank National Association and 1180 Raymond Urban Renewal LLC, dated March 12, 2012, incorporated by reference to Exhibit 10.46 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11 (No. 333-156633) filed April 16, 2012

10.13
Assignment of Mortgage by U.S. Bank National Association to 1180 Raymond Urban Renewal LLC, dated March 12, 2012, incorporated by reference to Exhibit 10.47 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11 (No. 333-156633) filed April 16, 2012

10.14
Allonge to Promissory Note made by 1180 Astro Urban Renewal Investors LLC, dated March 14, 2012, incorporated by reference to Exhibit 10.48 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11 (No. 333-156633) filed April 16, 2012

10.15
Repurchase Agreement Confirmation, by and between KBS SOR CMBS Owner, LLC and Wells Fargo Securities, LLC, dated March 16, 2012, incorporated by reference to Exhibit 10.49 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11 (No. 333-156633) filed April 16, 2012

10.16
Repurchase Agreement Confirmation, by and between KBS SOR CMBS Owner, LLC and Wells Fargo Securities, LLC, dated March 16, 2012, incorporated by reference to Exhibit 10.50 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11 (No. 333-156633) filed April 16, 2012

10.17
Repurchase Agreement Confirmation, by and between KBS SOR CMBS Owner, LLC and Wells Fargo Securities, LLC, dated March 16, 2012, incorporated by reference to Exhibit 10.51 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11 (No. 333-156633) filed April 16, 2012

10.18
Repurchase Agreement Confirmation, by and between KBS SOR CMBS Owner, LLC and Wells Fargo Securities, LLC, dated March 16, 2012, incorporated by reference to Exhibit 10.52 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11 (No. 333-156633) filed April 16, 2012

10.19
Agreement of Purchase and Sale and Joint Escrow Instructions (relating to the Bellevue Technology Center), by and between Unigard Insurance Company and KBS SOR 156th Avenue Northeast, dated as of July 25, 2012, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 10, 2012

10.20
Loan Agreement by and between Cameron Park Senior Living Delaware, LLC and KBS Finance LLC, dated as of September 13, 2012, incorporated by reference to Exhibit 10.54 to Post-Effective Amendment No. 10 to the Company’s Registration Statement on Form S-11 (No. 333-15663) filed October 26, 2012

10.21
Promissory Note Secured by Deed of Trust by Cameron Park Senior Living Delaware, LLC in favor of KBS Finance LLC, dated as of September 13, 2012, incorporated by reference to Exhibit 10.55 to Post-Effective Amendment No. 10 to the Company’s Registration Statement on Form S-11 (No. 333-15663) filed October 26, 2012

10.22
Deed of Trust, Assignment of Leases and Rents Security Agreement, Fixture Filing and Financing Statement by Cameron Park Senior Living Delaware, LLC in favor of KBS Finance LLC, dated as of September 13, 2012, incorporated by reference to Exhibit 10.56 to Post-Effective Amendment No. 10 to the Company’s Registration Statement on Form S-11 (No. 333-15663) filed October 26, 2012

10.23	Real Estate Purchase and Sale Agreement by and between 1800 West Loop Houston, Ltd. and KBS Capital Advisors LLC, dated as of November 5, 2012

10.24	Assignment and Assumption of Purchase and Sale Agreement (related to 1800 West Loop) by and between KBS Capital Advisors LLC and KBS SOR 1800 West Loop South, LLC, dated as of November 20, 2012

21.1	Subsidiaries of the Company

23.1	Consent of Ernst & Young LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Ex.	Description

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Second Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2011

99.2	Third Amended and Restated Share Redemption Program

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
KBS Strategic Opportunity REIT, Inc.

We have audited the accompanying consolidated balance sheets of KBS Strategic Opportunity REIT, Inc. (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule in Item 15(a), Schedule III - Real Estate Assets and Accumulated Depreciation and Amortization. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of KBS Strategic Opportunity REIT, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP

Irvine, California
March 8, 2013

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2012	2011
Assets
Real estate held for investment, net	$314,314	$103,256
Real estate held for sale, net	3,319	4,496
Real estate loans receivable, net	71,906	—
Real estate securities ($0 and $46.4 million pledged under repurchase agreements as of December 31, 2012 and December 31, 2011, respectively)	4,817	58,602
Total real estate and real estate-related investments, net	394,356	166,354
Cash and cash equivalents	125,960	86,379
Investment in unconsolidated joint venture	7,926	—
Rents and other receivables, net	2,863	510
Above-market leases, net	2,855	2,846
Assets related to real estate held for sale	118	158
Prepaid expenses and other assets	3,850	2,216
Total assets	$537,928	$258,463
Liabilities and equity
Notes payable and repurchase agreements:
Notes payable	$29,411	$28,877
Notes payable related to real estate held for sale	4,340	4,125
Repurchase agreements on real estate securities	—	30,201
Total notes payable and repurchase agreements	33,751	63,203
Accounts payable and accrued liabilities	5,995	2,235
Due to affiliates	21	31
Below-market leases, net	2,031	437
Security deposits and other liabilities	2,827	722
Total liabilities	44,625	66,628
Commitments and contingencies (Note 15)
Redeemable common stock	9,651	5,291
Equity
KBS Strategic Opportunity REIT, Inc. stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 58,127,627 and 22,214,815 shares issued and outstanding as of December 31, 2012 and December 31, 2011, respectively	581	222
Additional paid-in capital	505,907	188,817
Cumulative distributions and net losses	(38,615)	(15,968)
Accumulated other comprehensive loss	(13)	(46)
Total KBS Strategic Opportunity REIT, Inc. stockholders’ equity	467,860	173,025
Noncontrolling interests	15,792	13,519
Total equity	483,652	186,544
Total liabilities and equity	$537,928	$258,463
See accompanying notes to consolidated financial statements.

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2012	2011	2010
Revenues:
Rental income	$14,704	$3,501	$154
Tenant reimbursements	1,690	267	23
Interest income from real estate loans receivable	1,708	311	131
Interest income from real estate securities	926	53	—
Other operating income	876	43	—
Total revenues	19,904	4,175	308
Expenses:
Operating, maintenance, and management	8,210	2,877	217
Real estate taxes and insurance	2,664	855	46
Asset management fees to affiliate	1,710	328	30
Real estate acquisition fees and expenses	1,345	1,139	51
Real estate acquisition fees to affiliate	2,206	460	18
Costs related to foreclosure of loans receivable	—	901	92
General and administrative expenses	3,152	2,005	1,635
Depreciation and amortization	9,463	3,196	212
Interest expense	2,199	281	—
Total expenses	30,949	12,042	2,301
Other income:
Other interest income	97	117	18
Gain from extinguishment of debt	581	—	—
Income from unconsolidated joint venture	116	—	—
Gain on early payoff of real estate loan receivable	358	—	—
Gain on sale of real estate securities	214	—	—
Total other income	1,366	117	18
Loss from continuing operations	(9,679)	(7,750)	(1,975)
Discontinued operations:
Gain on sale of real estate	593	—	—
Loss from discontinued operations	(1,009)	(49)	—
Total loss from discontinued operations	(416)	(49)	—
Net loss	(10,095)	(7,799)	(1,975)
Net loss attributable to noncontrolling interests	333	218	—
Net loss attributable to common stockholders	$(9,762)	$(7,581)	$(1,975)
Basic and diluted loss per common share:
Continuing operations	$(0.27)	$(0.66)	$(1.18)
Discontinued operations	(0.01)	—	—
Net loss per common share	$(0.28)	$(0.66)	$(1.18)
Weighted-average number of common shares outstanding, basic and diluted	35,458,656	11,432,823	1,678,335
See accompanying notes to consolidated financial statements.

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended December 31,
	2012	2011	2010
Net loss	$(10,095)	$(7,799)	$(1,975)
Other comprehensive income (loss):
Reclassification of realized gain on real estate securities	(214)	—	—
Unrealized gain (loss) on real estate securities	247	(46)	—
Total other comprehensive income (loss)	33	(46)	—
Total comprehensive loss	(10,062)	(7,845)	(1,975)
Total comprehensive loss attributable to noncontrolling interests	333	218	—
Total comprehensive loss attributable to common stockholders	$(9,729)	$(7,627)	$(1,975)
See accompanying notes to consolidated financial statements.

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands)

			Additional Paid-in Capital	Cumulative Distributions and Net Losses	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Common Stock
	Shares	Amounts
Balance, December 31, 2009	20,000	$1	$199	$(7)	$—	$193	$—	$193
Issuance of common stock	5,112,988	51	50,349	—	—	50,400	—	50,400
Commissions on stock sales and related dealer manager fees to affiliate	—	—	(4,116)	—	—	(4,116)	—	(4,116)
Other offering costs	—	—	(3,444)	—	—	(3,444)	—	(3,444)
Net loss	—	—	—	(1,975)	—	(1,975)	—	(1,975)
Balance, December 31, 2010	5,132,988	$52	$42,988	$(1,982)	$—	$41,058	$—	$41,058
Net loss	—	—	—	(7,581)	—	(7,581)	(218)	(7,799)
Other comprehensive loss	—	—	—	—	(46)	(46)	—	(46)
Issuance of common stock	17,085,827	171	168,995	—	—	169,166	—	169,166
Transfers to redeemable common stock	—	—	(5,291)	—	—	(5,291)	—	(5,291)
Redemptions of common stock	(4,000)	(1)	(39)	—	—	(40)	—	(40)
Distributions declared	—	—	—	(6,405)	—	(6,405)	—	(6,405)
Commissions on stock sales and related dealer manager fees to affiliate	—	—	(14,324)	—	—	(14,324)	—	(14,324)
Other offering costs	—	—	(3,512)	—	—	(3,512)	—	(3,512)
Noncontrolling interests contributions	—	—	—	—	—	—	13,737	13,737
Balance, December 31, 2011	22,214,815	$222	$188,817	$(15,968)	$(46)	$173,025	$13,519	$186,544
Net loss	—	—	—	(9,762)	—	(9,762)	(333)	(10,095)
Other comprehensive income	—	—	—	—	33	33	—	33
Issuance of common stock	35,993,756	360	356,974	—	—	357,334	—	357,334
Transfers to redeemable common stock	—	—	(4,360)	—	—	(4,360)	—	(4,360)
Redemptions of common stock	(80,944)	(1)	(754)	—	—	(755)	—	(755)
Distributions declared	—	—	—	(12,885)	—	(12,885)	—	(12,885)
Commissions on stock sales and related dealer manager fees to affiliate	—	—	(31,134)	—	—	(31,134)	—	(31,134)
Other offering costs	—	—	(3,636)	—	—	(3,636)	—	(3,636)
Noncontrolling interests contributions	—	—	—	—	—	—	2,630	2,630
Distribution to noncontrolling interest	—	—	—	—	—	—	(24)	(24)
Balance, December 31, 2012	58,127,627	$581	$505,907	$(38,615)	$(13)	$467,860	$15,792	$483,652
See accompanying notes to consolidated financial statements.

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2012	2011	2010
Cash Flows from Operating Activities:
Net loss	$(10,095)	$(7,799)	$(1,975)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization
Continuing operations	9,463	3,196	212
Discontinued operations	69	7	—
Non-cash interest income on real estate related investments	(1,053)	48	—
Gain on sale of real estate	(593)	—	—
Gain on extinguishment of debt	(581)	—	—
Gain on early payoff of real estate loan receivable	(358)	—	—
Gain on sale of real estate securities	(214)	—	—
Deferred rent	(1,932)	(207)	—
Amortization of above- and below-market leases, net	1,088	613	32
Amortization of deferred financing costs	295	24	—
Interest accretion on real estate securities	819	—	—
Write-off of closing costs related to foreclosed assets	—	696	—
Changes in assets and liabilities:
Rents and other receivables	(368)	(256)	(47)
Prepaid expenses and other assets	(1,979)	(207)	(438)
Accounts payable and accrued liabilities	2,302	108	313
Due to affiliates	4	(295)	312
Security deposits and other liabilities	2,105	565	19
Net cash used in operating activities	(1,028)	(3,507)	(1,572)
Cash Flows from Investing Activities:
Acquisitions of real estate	(211,655)	(73,597)	(1,800)
Purchase of real estate securities	—	(58,696)	(83)
Improvements to real estate	(7,054)	(2,430)	—
Proceeds from sales of real estate, net	1,843	—	—
Investments in real estate loans receivable	(78,398)	(20,120)	(16,002)
Proceeds from early payoff of real estate loan receivable	7,903	—	—
Principal repayments on real estate securities	38,270	—	—
Proceeds from sale of real estate securities	14,943	—	—
Investment in unconsolidated joint venture	(8,000)	—	—
Principal repayments on real estate loans receivable	—	438	—
Distribution of capital from unconsolidated joint venture	74	—	—
Net cash used in investing activities	(242,074)	(154,405)	(17,885)
Cash Flows from Financing Activities:
Proceeds from notes payable	4,226	33,002	—
Payments on notes payable	(2,896)	—	—
Payments on repurchase agreements	(30,201)	30,201	—
Payments of deferred financing costs	—	(1,161)	—
Proceeds from issuance of common stock	348,790	165,079	50,400
Payments to redeem common stock	(755)	(40)	—
Payments of commissions on stock sales and related dealer manager fees	(31,134)	(14,324)	(4,116)
Payments of other offering costs	(3,612)	(3,527)	(3,378)
Distributions paid	(4,341)	(2,318)	—
Noncontrolling interests contributions	2,630	13,737	—
Distribution to noncontrolling interest	(24)	—	—
Net cash provided by financing activities	282,683	220,649	42,906
Net increase in cash and cash equivalents	39,581	62,737	23,449
Cash and cash equivalents, beginning of period	86,379	23,642	193
Cash and cash equivalents, end of period	$125,960	$86,379	$23,642
Supplemental Disclosure of Cash Flow Information:
Interest paid	$2,073	$118	$—
Supplemental Disclosure of Noncash Transactions:
Escrow deposits in other assets and other liabilities	$—	$—	$476
Investments in real estate through foreclosure	$—	$32,213	$2,775
Liabilities assumed on foreclosed real estate	$—	$200	$—
Liabilities assumed on real estate acquisition	$—	$—	$32
Increase in other offering costs due to affiliates	$—	$—	$66
Increase in other offering costs payable	$38	$37	$—
Increase in lease incentive payable	$53	$—	$—
Increase in capital expenses payable	$1,230	$921	$30
Increase in lease commissions payable	$137	$158	$—
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$8,544	$4,087	$—
See accompanying notes to consolidated financial statements.

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

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
On January 8, 2009, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a minimum of 250,000 shares and a maximum of 140,000,000 shares of common stock for sale to the public (the “Offering”), of which 100,000,000 shares were registered in a primary offering and 40,000,000 shares were registered to be sold under the Company’s dividend reinvestment plan. The SEC declared the Company’s registration statement effective on November 20, 2009. The Company ceased offering shares of common stock in its primary offering on November 14, 2012 and continues to offer shares under its dividend reinvestment plan.
The Company intends to use substantially all of the net proceeds from the Offering to invest in and manage a diverse portfolio of real estate-related loans, opportunistic real estate, real estate-related debt securities and other real estate-related investments. Such investments have included, and are expected to continue to include, non-performing loans (which have resulted in, and may continue to result in, the acquisition of the underlying property securing the loan through foreclosure or similar processes), non-stabilized or undeveloped properties, commercial mortgage backed securities (“CMBS”) and other opportunistic real estate-related assets. The Company may also invest in entities that make similar investments. As of December 31, 2012, the Company owned eight office properties, one office campus consisting of nine office buildings, one office portfolio consisting of five office buildings (of which one office building was held for sale) and 43 acres of undeveloped land, one industrial/flex property, one retail property, 1,375 acres of undeveloped land, two investments in CMBS, two first mortgage loans and one investment in an unconsolidated joint venture.
The Company sold 56,586,837 shares of common stock in its primary offering for gross offering proceeds of $561.8 million. As of December 31, 2012, the Company had sold 1,329,491 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $12.6 million. Also, as of December 31, 2012, the Company had redeemed 84,944 shares sold in the Offering for $0.8 million. Additionally, on December 29, 2011 and October 23, 2012, the Company issued 220,994 shares and 55,249 shares of common stock, respectively, for $2.0 million and $0.5 million, respectively, in private transactions exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933.

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
December 31, 2012

Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.
Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of prior periods.
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
December 31, 2012

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
Real Estate Acquisition Valuation
The Company records the acquisition of income-producing real estate or real estate that will be used for the production of income as a business combination. All assets acquired and liabilities assumed in a business combination are measured at their acquisition-date fair values. Acquisition costs are expensed as incurred and restructuring costs that do not meet the definition of a liability at the acquisition date are expensed in periods subsequent to the acquisition date. Real estate obtained in satisfaction of a loan is recorded at the estimated fair value of the real estate (net of liabilities assumed) or the fair value of the loan satisfied if more clearly evident. The excess of the carrying value of the loan over the fair value of the property is charged-off against the reserve for loan losses when title to the property is obtained. Costs of holding the property are expensed as incurred in the Company’s consolidated statements of operations.

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2012

Intangible assets include the value of in-place leases, which represents the estimated value of the net cash flows of the in-place leases to be realized, as compared to the net cash flows that would have occurred had the property been vacant at the time of acquisition and subject to lease-up. Acquired in-place lease value will be amortized to expense over the average remaining terms of the respective in-place leases, including any below-market renewal periods.
The Company assesses the acquisition date fair values of all tangible assets, identifiable intangibles and assumed liabilities using methods similar to those used by independent appraisers, generally utilizing a discounted cash flow analysis that applies appropriate discount and/or capitalization rates and available market information. Estimates of future cash flows are based on a number of factors, including historical operating results, known and anticipated trends, and market and economic conditions. The fair value of tangible assets of an acquired property considers the value of the property as if it were vacant.
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
The Company estimates the value of tenant origination and absorption costs by considering the estimated carrying costs during hypothetical expected lease up periods, considering current market conditions. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease up periods.
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
Impairment of Real Estate and Related Intangible Assets and Liabilities
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets and liabilities may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, the Company assesses the recoverability by estimating whether the Company will recover the carrying value of the real estate and related intangible assets and liabilities through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities. The Company did not record any impairment loss on its real estate and related intangible assets and liabilities during the years ended December 31, 2012, 2011 and 2010.
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

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2012

Real Estate Held for Sale and Discontinued Operations
The Company generally considers real estate to be “held for sale” when the following criteria are met: (i) management commits to a plan to sell the property, (ii) the property is available for sale immediately, (iii) the property is actively being marketed for sale at a price that is reasonable in relation to its current fair value, (iv) the sale of the property within one year is considered probable and (v) significant changes to the plan to sell are not expected. Real estate that is held for sale and its related assets are classified as “real estate held for sale” and “assets related to real estate held for sale,” respectively, for all periods presented in the accompanying consolidated financial statements. Notes payable related to real estate held for sale are classified as “notes payable related to real estate held for sale” for all periods presented in the accompanying consolidated financial statements. Real estate classified as held for sale is no longer depreciated and is reported at the lower of its carrying value or its estimated fair value less costs to sell. Additionally, the Company records the operating results related to real estate that has either been disposed of or is deemed to be held for sale as discontinued operations for all periods presented if the operations have been or are expected to be eliminated and the Company will not have any significant continuing involvement in the operations of the property following the sale.
Real Estate Loans Receivable and Loan Loss Reserves
The Company’s real estate loans receivable are recorded at amortized cost, net of loan loss reserves (if any), and evaluated for impairment at each balance sheet date. The amortized cost of a real estate loan receivable is the outstanding unpaid principal balance, net of unamortized acquisition premiums or discounts and unamortized costs and fees directly associated with the origination or acquisition of the loan. The amount of impairment, if any, will be measured by comparing the amortized cost of the loan to the present value of the expected cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent and collection of principal and interest is not assured. If a loan is deemed to be impaired, the Company will record a loan loss reserve and a provision for loan losses to recognize impairment. As of December 31, 2012, there was no loan loss reserve and the Company did not record any impairment losses related to its real estate loans receivable during the years ended December 31, 2012, 2011 and 2010.
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
December 31, 2012

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
Investment in Unconsolidated Joint Venture
The Company accounts for unconsolidated joint venture entities in which the Company does not have the ability to exercise significant influence and has virtually no influence over partnership operating and financial policies under the cost method of accounting.  Under the cost method, income distributions from the partnership are recognized in other income.  Distributions that exceed the Company’s share of earnings are applied to reduce the carrying value of the Company’s investment and any capital contributions will increase the carrying value of the Company’s investment.  On a quarterly basis, the Company evaluates its investment in unconsolidated joint venture for other-than-temporary impairments.  The fair value of a cost method investment is not estimated if there are no identified events or changes in circumstances that would indicate a significant adverse effect on the fair value of the investment. As of December 31, 2012, the Company did not identify any indications of impairments on its unconsolidated real estate joint venture.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short‑term investments. Cash and cash equivalents are stated at cost, which approximates fair value. There were no restrictions on the use of the Company’s cash and cash equivalents as of December 31, 2012 and 2011.
The Company’s cash and cash equivalents balance exceeds federally insurable limits as of December 31, 2012. The Company monitors the cash balances in its operating accounts and adjusts the cash balances as appropriate; however, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.
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

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2012

Repurchase Agreements
The Company accounts for repurchase agreements to unrelated entities in accordance with ASC 860, Transfers and Servicing (“ASC 860”).  Repurchase agreements involve the sale and simultaneous agreement to repurchase the transferred assets at a future date and are accounted for as a collateralized financing transaction.  The transferor under the repurchase agreements retains beneficial interest in the pledged collateral.  As a result, the Company would continue to report the transferred financial asset in its consolidated balance sheet and recognize interest income on the transferred assets.  Proceeds from the transferee are treated as secured borrowings and recorded as a liability.  Interest income allocated to the transferee is recorded as interest expense on the Company’s consolidated statement of operations. The Company did not have any repurchase agreements as of December 31, 2012.
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
December 31, 2012

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
December 31, 2012

Redeemable Common Stock
The Company has adopted a share redemption program that may enable stockholders to sell their shares to the Company in limited circumstances.
Pursuant to the share redemption program there are several limitations on the Company’s ability to redeem shares:

•
Unless the shares are being redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined under the share redemption program), the Company may not redeem shares until the stockholder has held the shares for one year.

•
During each calendar year, redemptions are limited to the amount of net proceeds from the sale of shares under the Company’s dividend reinvestment plan during the prior calendar year (except that, as of December 31, 2012, the Company also has available under the share redemption program up to $1.1 million in additional funds to redeem a qualifying stockholder’s shares if the shares are being redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence;” for purposes of determining the amount of funds available for redemption under the program, redemptions for a stockholder’s death, qualifying disability or determination of incompetence, are made first from the $1.1 million before the general allocation for redemptions described above). This restriction may significantly limit stockholders’ ability to have their shares redeemed pursuant to the Company’s share redemption program because the Company expects to declare distributions only when its board of directors determines that it has sufficient cash flow. For example, the Company only declared $12.9 million in distributions in 2012.

•	During any calendar year, the Company may redeem no more than 5% of the weighted‑average number of shares outstanding during the prior calendar year.

•
The Company has no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.

Pursuant to the program, the Company will initially redeem shares at prices determined as follows:

•	The lower of $9.25 or 92.5% of the price paid to acquire the shares from the Company for stockholders who have held their shares for at least one year;

•	The lower of $9.50 or 95.0% of the price paid to acquire the shares from the Company for stockholders who have held their shares for at least two years;

•	The lower of $9.75 or 97.5% of the price paid to acquire the shares from the Company for stockholders who have held their shares for at least three years; and

•	The lower of $10.00 or 100.0% of the price paid to acquire the shares from the Company for stockholders who have held their shares for at least four years.
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
December 31, 2012

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
The Company limits the dollar value of shares that may be redeemed under the program as described above. For the year ended December 31, 2012, the Company had redeemed $0.8 million of common stock, which represented all redemption requests received in good order and eligible for redemption through the December 2012 redemption date. As of December 31, 2012, the Company may redeem up to $1.1 million of shares of common stock if the shares are being redeemed in connection with a stockholders’ death, qualifying disability or determination of incompetence. Additionally, based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during 2012, the Company has $8.5 million available for all other redemptions in 2013.
Related Party Transactions
Pursuant to the Advisory Agreement and Dealer Manager Agreement, the Company is or was obligated to pay the Advisor and the Dealer Manager specified fees upon the provision of certain services related to the Offering, the investment of funds in real estate and real estate-related investments, management of the Company’s investments and for other services (including, but not limited to, the disposition of investments). The Company is or was also obligated to reimburse the Advisor and Dealer Manager for organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company, and the Company is or was obligated to reimburse the Advisor for acquisition and origination expenses and certain operating expenses incurred on behalf of the Company or incurred in connection with providing services to the Company. In addition, the Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the Advisory Agreement. See note 11, “Related Party Transactions.”
The Company records all related party fees as incurred, subject to any limitations described in the Advisory Agreement. The Company had not incurred any subordinated participation in net cash flows or subordinated incentive listing fees during the year ended December 31, 2012.
Selling Commissions and Dealer Manager Fees
The Company paid the Dealer Manager up to 6.5% and 3.0% of the gross offering proceeds from the primary offering as selling commissions and dealer manager fees, respectively. A reduced sales commission and dealer manager fee was paid with respect to certain volume discount sales. All or a portion of the selling commissions was not charged with regard to shares sold to certain categories of purchasers. No sales commission or dealer manager fee is paid with respect to shares issued through the dividend reinvestment plan. The Dealer Manager reallowed 100% of sales commissions earned to participating broker-dealers. The Dealer Manager could reallow to certain participating broker-dealer up to 1% of the gross offering proceeds attributable to that participating broker-dealer as a marketing fee and, in special cases, the Dealer Manager could increase the reallowance.

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2012

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
The Company reimbursed and will reimburse the Advisor for organization and offering costs up to an amount that, when combined with selling commissions, dealer manager fees and all other amounts spent by the Company on organization and offering expenses, does not exceed 15% of the gross proceeds of the Company’s primary offering and the offering under the DRP as of the date of reimbursement. At the termination of the primary offering and at the termination of the offering under the DRP, the Advisor agreed to reimburse the Company to the extent that selling commissions, dealer manager fees and other organization and offering expenses incurred by the Company exceed 15% of the gross offering proceeds of the respective offering.
In connection with the primary portion of the Offering, the Company reimbursed the Dealer Manager for underwriting compensation, provided that within 30 days after the end of the month in which the primary initial public offering terminated, the Dealer Manager was required to reimburse the Company to the extent that the Company’s reimbursements caused total underwriting compensation for the primary initial public offering to exceed 10% of the gross offering proceeds from such offering. The Company also paid directly or reimbursed the Dealer Manager for bona fide invoiced due diligence expenses of broker dealers. However, no reimbursements made by the Company to the Dealer Manager were allowed to cause total organization and offering expenses incurred by the Company (including selling commissions, dealer manager fees and all other items of organization and offering expenses) to exceed 15% of the aggregate gross proceeds from the Company’s primary offering and the offering under its DRP as of the date of reimbursement.
As of December 31, 2012, the Company’s selling commissions, dealer manager fees, and organization and other offering costs did not exceed 15% of the gross offering proceeds. Through December 31, 2012, including shares issued through the Company’s dividend reinvestment plan, the Company had issued 57,916,328 shares in the Offering for gross offering proceeds of $574.4 million and recorded selling commissions and dealer manager fees of $49.6 million and other offering costs of $10.6 million.  Organization costs are expensed as incurred and offering costs, which include selling commissions and dealer manager fees, are charged as incurred as a reduction to stockholders’ equity.
The Company ceased offering shares of common stock in its primary offering on November 14, 2012 and continues to offer shares under its dividend reinvestment plan.
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
With respect to investments in real estate, the Company pays the Advisor a monthly asset management fee equal to one‑twelfth of 0.75% of the amount paid or allocated to acquire the investment, including the cost of subsequent capital improvements, inclusive of acquisition fees and expenses related thereto and the amount of any debt associated with or used to acquire such investment.
In the case of investments made through joint ventures, the asset management fee is determined based on the Company’s proportionate share of the underlying investment.

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2012

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
The Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. Neither the Company nor its subsidiaries have been assessed interest or penalties by any major tax jurisdictions. The Company’s evaluations were performed for the tax years ended December 31, 2012, 2011 and 2010. As of December 31, 2012, returns for the calendar year 2011 and 2010 remain subject to examination by major tax jurisdictions.
Segments
The Company has invested in non-performing loans, opportunistic real estate and other real estate-related assets and it has classified its operations by investment type: real estate-related and real estate. In general, the Company intends to hold its investments in non‑performing loans, opportunistic real estate and other real estate-related assets for capital appreciation. Traditional performance metrics of non-performing loans, opportunistic real estate and other real estate-related assets may not be meaningful as these investments are non-stabilized and do not provide a consistent stream of interest income or rental revenue. These investments exhibit similar long-term financial performance and have similar economic characteristics. These investments typically involve a higher degree of risk and do not provide a constant stream of ongoing cash flows. As a result, the Company’s management views non-performing loans, opportunistic real estate and other real estate-related assets as similar investments. Substantially all of its revenue and net income (loss) is from non-performing loans, opportunistic real estate and other real estate-related assets, and therefore, the Company currently aggregates its operating segments into one reportable business segment.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the years ended December 31, 2012, 2011 and 2010.
Distributions declared per share were $0.40 and $0.30 during the years ended December 31, 2012 and 2011, respectively. No distributions were declared during the year ended December 31, 2010.
Square Footage, Occupancy and Other Measures
Square footage, number of acres, occupancy and other measures used to describe real estate and real estate-related investments included in the Notes to Consolidated Financial Statements are presented on an unaudited basis.

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2012

Recently Issued Accounting Standards Updates
In February 2013, FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU No. 2013-02”). ASU No. 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. An entity is also required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by respective line items of net income only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about these amounts, such as when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account instead of directly to income or expense in the same reporting period. ASU No. 2013-02 is effective for reporting periods beginning after December 31, 2012. The Company does not expect the adoption of ASU No. 2013-02 will have a material impact on its consolidated financial statements.

3.	RECENT ACQUISITIONS OF REAL ESTATE
During the year ended December 31, 2012, the Company acquired the following properties (in thousands):

						Intangibles
Property Name	City	State	Acquisition Date	Land	Building and Improvements	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities	Total Purchase Price
Bellevue Technology Center	Bellevue	WA	07/31/2012	$25,506	$47,545	$4,866	$658	$—	$78,575
Powers Ferry Landing East	Atlanta	GA	09/24/2012	4,261	10,713	1,593	409	(6)	16,970
1800 West Loop	Houston	TX	12/04/2012	8,360	53,505	5,787	—	(592)	67,060
West Loop I & II	Houston	TX	12/07/2012	7,300	26,063	3,679	133	(925)	36,250
Burbank Collection	Burbank	CA	12/12/2012	4,175	7,670	1,129	127	(301)	12,800
				$49,602	$145,496	$17,054	$1,327	$(1,824)	$211,655
The intangible assets and liabilities acquired in connection with these acquisitions have weighted-average amortization periods as of the date of acquisition as follows (in years):

	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities
Bellevue Technology Center	5.9	3.5	—
Powers Ferry Landing East	2.2	1.5	2.6
1800 West Loop	6.3	—	3.2
West Loop I & II	4.6	2.0	4.1
Burbank Collection	5.6	4.0	6.9
The Company recorded each real estate acquisition as a business combination and expensed $3.6 million of acquisition costs. For the year ended December 31, 2012, the Company recognized $4.3 million of total revenues and $2.8 million of operating expenses from these properties.

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2012

4.	REAL ESTATE HELD FOR INVESTMENT
As of December 31, 2012, the Company owned eight office properties, one office campus consisting of nine office buildings, one office portfolio consisting of five office buildings (of which one office building was held for sale as of December 31, 2012) and 43 acres of undeveloped land, one industrial/flex property and one retail property, encompassing, in the aggregate, approximately 2.7 million rentable square feet. As of December 31, 2012, these properties were 58% occupied. In addition, the Company owned 1,375 acres of undeveloped land. The following table summarizes the Company’s real estate held for investment as of December 31, 2012 and December 31, 2011, respectively (in thousands):

	December 31, 2012	December 31, 2011
Land	$92,559	$41,409
Buildings and improvements	207,208	56,188
Tenant origination and absorption costs	22,998	8,235
Total real estate, cost	322,765	105,832
Accumulated depreciation and amortization	(8,451)	(2,576)
Total real estate, net	$314,314	$103,256
The following table provides summary information regarding the Company’s real estate held for investment as of December 31, 2012 (in thousands):

Property	Date Acquired or Foreclosed on	City	State	Property Type	Land	Building and Improvements	Tenant Origination and Absorption	Total Real Estate at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net	Ownership %
Village Overlook Buildings	08/02/2010	Stockbridge	GA	Office	$440	$1,318	$—	$1,758	$(156)	$1,602	100.0%
Academy Point Atrium I	11/03/2010	Colorado Springs	CO	Office	1,650	2,950	—	4,600	(211)	4,389	100.0%
Northridge Center I & II	03/25/2011	Atlanta	GA	Office	2,234	4,831	243	7,308	(608)	6,700	100.0%
Iron Point Business Park	06/21/2011	Folsom	CA	Office	2,671	16,874	529	20,074	(1,287)	18,787	100.0%
Roseville Commerce Center	06/27/2011	Roseville	CA	Industrial/Flex	1,147	2,424	390	3,961	(271)	3,690	100.0%
1635 N. Cahuenga Building	08/03/2011	Los Angeles	CA	Office	3,112	4,555	347	8,014	(440)	7,574	70.0%
Richardson Portfolio:
Palisades Central I	11/23/2011	Richardson	TX	Office	1,037	7,392	1,453	9,882	(935)	8,947	90.0%
Palisades Central II	11/23/2011	Richardson	TX	Office	810	15,846	2,050	18,706	(1,435)	17,271	90.0%
Greenway I	11/23/2011	Richardson	TX	Office	561	1,672	—	2,233	(58)	2,175	90.0%
Greenway III	11/23/2011	Richardson	TX	Office	702	3,663	944	5,309	(485)	4,824	90.0%
Undeveloped Land	11/23/2011	Richardson	TX	Undeveloped Land	5,753	—	—	5,753	—	5,753	90.0%
Total Richardson Portfolio					8,863	28,573	4,447	41,883	(2,913)	38,970
Park Highlands	12/30/2011	North Las Vegas	NV	Undeveloped Land	22,840	—	—	22,840	—	22,840	50.1%
Bellevue Technology Center	07/31/2012	Bellevue	WA	Office	25,506	47,554	4,866	77,926	(1,521)	76,405	100%
Powers Ferry Landing East	09/24/2012	Atlanta	GA	Office	4,261	10,825	1,581	16,667	(747)	15,920	100%
1800 West Loop	12/04/2012	Houston	TX	Office	8,360	53,541	5,787	67,688	(154)	67,534	100%
West Loop I & II	12/07/2012	Houston	TX	Office	7,300	26,093	3,679	37,072	(120)	36,952	100%
Burbank Collection	12/12/2012	Burbank	CA	Retail	4,175	7,670	1,129	12,974	(23)	12,951	90.0%
					$92,559	$207,208	$22,998	$322,765	$(8,451)	$314,314

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2012

Operating Leases
Certain of the Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of December 31, 2012, the leases, excluding options to extend, had remaining terms of up to 10.9 years with a weighted-average remaining term of 3.8 years. Some of the leases have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from tenants in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash and assumed in real estate acquisitions or foreclosures related to tenant leases are included in security deposits and other liabilities in the accompanying consolidated balance sheets and totaled $1.4 million and $0.5 million as of December 31, 2012 and December 31, 2011, respectively.
During the years ended December 31, 2012 and 2011, the Company recognized deferred rent from tenants of $1.9 million and $0.2 million, respectively, net of lease incentive amortization. As of December 31, 2012 and December 31, 2011, the cumulative deferred rent receivable balance, including unamortized lease incentive receivables, was $2.4 million and $0.2 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The Company records property operating expense reimbursements due from tenants for common area maintenance, real estate taxes, and other recoverable costs in the period the related expenses are incurred.
As of December 31, 2012, the future minimum rental income from the Company’s properties under non-cancelable operating leases was as follows (in thousands):

2013	$28,346
2014	26,455
2015	23,724
2016	20,668
2017	15,563
Thereafter	27,308
$142,064
As of December 31, 2012, the Company’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Insurance	13	$4,450	13.6%
Management Consulting	24	3,769	11.5%
Computer Systems Design & Programming	15	3,541	10.8%
		$11,760	35.9%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2012, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
No other tenant industries accounted for more than 10% of annualized base rent. No material tenant credit issues have been identified at this time.

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2012

Geographic Concentration Risk
As of December 31, 2012, the Company’s real estate investments in Texas and Washington represented 26.7% and 14.2% of the Company’s total assets, respectively.  As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the Texas and Washington real estate markets.  Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.

5.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW‑MARKET LEASE LIABILITIES
As of December 31, 2012 and 2011, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Cost	$22,998	$8,235	$3,994	$3,298	$(2,157)	$(471)
Accumulated Amortization	(3,288)	(1,344)	(1,139)	(452)	126	34
Net Amount	$19,710	$6,891	$2,855	$2,846	$(2,031)	$(437)
Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the years ended December 31, 2012 and 2011 are as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	2012	2011	2012	2011	2012	2011
Amortization	$(4,236)	$(1,773)	$(1,318)	$(653)	$230	$40
The remaining unamortized balance for these outstanding intangible assets and liabilities as of December 31, 2012 will be amortized for the years ending December 31 as follows (in thousands):

	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities
2013	$(5,848)	$(1,206)	$722
2014	(3,939)	(682)	472
2015	(3,106)	(365)	347
2016	(2,530)	(311)	196
2017	(1,613)	(148)	97
Thereafter	(2,674)	(143)	197
	$(19,710)	$(2,855)	$2,031
Weighted-Average Remaining Amortization Period	5.1 years	3.5 years	4.2 years

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2012

6.	REAL ESTATE LOANS RECEIVABLE
As of December 31, 2012 the Company, through wholly owned subsidiaries, had invested in two real estate loans receivable as set forth below (dollars in thousands):

Loan Name Location of Related Property or Collateral	Date Acquired/ Originated	Property Type	Loan Type	Outstanding Principal Balance as of December 31, 2012 (1)	Book Value as of December 31, 2012 (2)	Contractual Interest Rate (3)	Annualized Effective Interest Rate (3)	Maturity Date
1180 Raymond First Mortgage
Newark, New Jersey	03/14/2012	Multifamily	Non-Performing Mortgage (4)	$55,583	$35,678	(4)	(4)	06/01/2018
Ponte Palmero First Mortgage (5)
Cameron Park, California	09/13/2012	Retirement Community	Mortgage	36,751	36,228	One-Month LIBOR + 10.00% (6)	15.7%	10/01/2015
				$92,334	$71,906
_____________________
(1) Outstanding principal balance as of December 31, 2012 represents original principal balance outstanding under the loan, increased for any subsequent fundings, including interest income deferred until maturity.
(2) Book value of the real estate loans receivable represents outstanding principal balance adjusted for unamortized acquisition discounts, origination fees and direct origination and acquisition costs.
(3) Contractual interest rates are the stated interest rates on the face of the loans. Annualized effective interest rates are calculated as the actual interest income recognized in 2012, using the interest method, annualized (if applicable) and divided by the average amortized cost basis of the investment. The annualized effective interest rates and contractual interest rates presented are as of December 31, 2012.
(4) Upon acquisition, the Company did not expect (and continues to not expect) the non-performing mortgage to perform in accordance with its contractual terms, including the repayment of the principal amount outstanding under the loan, the payment of interest at the stated amount on the face of the note or the repayment of the loan upon its maturity date. Accordingly, the Company did not record any interest income relating to this loan during the year ended December 31, 2012 and the Company placed the loan on non-accrual status.
(5) As of December 31, 2012, $35.8 million had been funded under the Ponte Palmero First Mortgage. In addition, the outstanding principal balance includes $1.0 million of deferred interest receivable and interest accretion.
(6) As of December 31, 2012, the Ponte Palmero First Mortgage bears interest at a floating rate of 1,000 basis points over one-month LIBOR, but at no point shall the interest rate be less than 11.0%. See “— Recent Transactions - Origination of Ponte Palmero First Mortgage.”
The following summarizes the activity related to the real estate loans receivable for the year ended December 31, 2012 (in thousands):

Real estate loans receivable - December 31, 2011	$—
Face value of real estate loans receivable acquired and originated	107,083
Discount on purchase price of real estate loans receivable acquired	(28,933)
Closing costs and origination fees on purchase and origination of real estate loans receivable	248
Early payoff of Primera Court First Mortgage	(7,545)
Deferred interest receivable and interest accretion	1,001
Accretion of closing costs and origination fees on real estate loans receivable, net	52
Real estate loans receivable - December 31, 2012	$71,906
For the years ended December 31, 2012, 2011 and 2010 interest income from real estate loans receivable consisted of the following (in thousands):

	2012	2011	2010
Contractual interest income	$1,202	$311	$131
Interest accretion	454	—	—
Accretion of closing costs and origination fees, net	52	—	—
Interest income from real estate loans receivable	$1,708	$311	$131

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2012

During the year ended December 31, 2012, the Company recognized $1.7 million of interest income from its investment in the Ponte Palmero First Mortgage Loan, including $0.5 million of interest income that is deferred until maturity.  See “─ Recent Transactions - Origination of Ponte Palmero First Mortgage.”
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
Prior to the Company’s acquisition of the Primera Court First Mortgage, the Primera Court Borrowers entered into a discounted payoff agreement with the Seller for $8.4 million, which agreement the Company assumed at closing. The Primera Court Borrowers made non-refundable deposits totaling $0.6 million in connection with the discounted payoff agreement, which were credited against the $8.0 million purchase price of the Primera Court First Mortgage. The remaining balance due under the discounted payoff agreement of $7.8 million was paid on August 8, 2012, and the Company recorded a gain on early payoff of this loan of $0.4 million.
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
The maturity date of the Ponte Palmero First Mortgage Loan is October 1, 2015, and the loan bears interest as follows: a floating rate of 1,000 basis points over one-month LIBOR during the first 12 months of the term of the loan, but at no point shall the interest rate be less than 11.0%; a floating rate of 1,200 basis points over one-month LIBOR during the 13th through 24th months of the term of the loan, but at no point shall the interest rate be less than 13.0%; a floating rate of 1,700 basis points over one-month LIBOR, during the 25th through 36th months of the term of the loan, but at no point shall the interest rate be less than 18.0%. A portion of the accrued interest shall be paid on a monthly basis in an amount determined by the Base Interest Rate (as defined below) with the remaining portion deferred until the earlier of the actual maturity or the time of any voluntary prepayment of the loan (the “Deferred Interest”). The Base Interest Rate is calculated at a rate of 500 basis points over one-month LIBOR, but at no point shall the Base Interest Rate be less than 6.0%. The outstanding principal balance, accrued interest and the Deferred Interest, which shall accrue monthly but may not be compounded, are due at maturity. The borrower may prepay the loan in whole (but not in part) no earlier than the sooner of (i) 15 months from closing or (ii) 12 months after the sale of the loan if the Company decides to sell the loan or any portion of the loan, to an unrelated third party. In order to pay off the loan, the Borrower must pay an exit fee of $4.0 million and provide 30 days prior written notice.

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2012

7.	REAL ESTATE SECURITIES
As of December 31, 2012, the Company had invested in CMBS as follows (dollars in thousands):

Description	Credit Rating	Scheduled Maturity	Coupon Rate	Face Amount	Amortized Cost Basis	Unrealized Gains (Losses)	Fair Value
CMBS	AAA	05/10/2043	4.54%	2,454	2,487	(4)	2,483
CMBS	AAA	08/15/2038	5.10%	2,331	2,343	(9)	2,334
				$4,785	$4,830	$(13)	$4,817
As of December 31, 2012, the Company determined the fair value of the fixed rate CMBS to be $4.8 million, resulting in unrealized gains of $0.2 million for the year ended December 31, 2012. During the year ended December 31, 2012, the Company did not recognize any other-than-temporary impairments on its real estate securities. It is difficult to predict the timing or magnitude of other-than-temporary impairments and significant judgments are required in determining impairments, including, but not limited to, assumptions regarding estimated prepayments, losses and changes in interest rates. As a result, actual realized losses could materially differ from these estimates.
The following summarizes the activity related to real estate securities for the year ended December 31, 2012 (in thousands):

	Amortized Cost Basis	Unrealized Gain (Loss)	Total
Real estate securities - December 31, 2011	$58,648	$(46)	$58,602
Principal repayments received on real estate securities	(38,270)	—	(38,270)
Sale of real estate securities	(14,729)	(214)	(14,943)
Unrealized gains	—	247	247
Amortization of premium on securities	(819)	—	(819)
Real estate securities - December 31, 2012	$4,830	$(13)	$4,817

8.	REAL ESTATE HELD FOR SALE AND DISCONTINUED OPERATIONS
The operations of properties held for sale or to be disposed of and the aggregate net gains recognized upon their disposition are presented as discontinued operations in the accompanying consolidated statements of operations for all periods presented. During the year ended December 31, 2012, the Company disposed of one office building and four parcels of partially improved land encompassing 6.0 acres. As of December 31, 2012, the Company also classified one office building as held for sale. The following table summarizes operating income from discontinued operations for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Years Ended December 31,
	2012	2011	2010
Total revenues and other income	$5	$103	$—
Total expenses	1,014	152	—
Loss from discontinued operations before gain on sales of real estate	(1,009)	(49)	—
Gain on sales of real estate, net	593	—	—
Loss from discontinued operations	$(416)	$(49)	$—

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2012

The following summary presents the major components of real estate held for sale and liabilities related to real estate held for sale as of December 31, 2012 and 2011 (in thousands):

	December 31,
	2012	2011
Assets related to real estate held for sale
Total real estate, at cost	$3,389	$4,504
Accumulated depreciation and amortization	(70)	(8)
Real estate held for sale, net	3,319	4,496
Other assets	118	158
Total assets	$3,437	$4,654
Liabilities related to real estate held for sale
Notes payable	4,340	4,125
Total liabilities	$4,340	$4,125

9.	NOTES PAYABLE AND REPURCHASE AGREEMENTS
As of December 31, 2012 and December 31, 2011, the Company’s notes payable and repurchase agreements consisted of the following (dollars in thousands):

	Principal as of December 31, 2012	Principal as of December 31, 2011	Contractual Interest Rate as of December 31, 2012 (1)	Effective Interest Rate at December 31, 2012 (1)	Payment Type	Maturity Date (2)
Richardson Portfolio Mortgage Loan (3)	$33,751	$29,525	(3)	6.25%	Interest Only	11/30/2015
Repurchase Agreements on Real Estate Securities (4)	—	30,201	(4)	(4)	(4)	(4)
1635 N. Cahuenga Mortgage Loan (5)	—	3,477	(5)	(5)	(5)	(5)
Total Notes Payable and Repurchase Agreements	$33,751	$63,203
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of December 31, 2012. Effective interest rate is calculated as the actual interest rate in effect as of December 31, 2012 (consisting of the contractual interest rate and contractual floor rates), using interest rate indices at December 31, 2012, where applicable.
(2) Represents the initial maturity date or the maturity date as extended as of December 31, 2012; subject to certain conditions, the maturity dates of certain loans may be extended beyond the date shown.
(3) On November 23, 2011, the Richardson Joint Venture entered into a four-year mortgage loan for borrowings up to $46.1 million. At closing, $29.5 million (the “Initial Funding”) had been disbursed to the Richardson Joint Venture and $16.6 million (the “Holdback”) remained available for future disbursements, subject to certain conditions set forth in the loan agreement. As of December 31, 2012, $33.8 million had been disbursed to the Richardson Joint Venture and $12.3 million of the Holdback remains available for future disbursements, subject to certain conditions set forth in the loan agreement. Interest on the Initial Funding is calculated at a fixed rate of 6.25% during the initial term of the loan. Interest on the Holdback is calculated at a variable annual rate of 400 basis points over three-month LIBOR, but at no point shall the interest rate be less than 6.25%.
(4) On July 11, 2012, the Company repaid in full the remaining principal balance and accrued interest due under the repurchase agreements.
(5) See “Discounted Payoff of 1635 N. Cahuenga Mortgage Loan” below.
During the years ended December 31, 2012 and 2011, the Company incurred $2.2 million and $0.3 million of interest expense, respectively. Included in interest expense for the years ended December 31, 2012 and 2011, was $0.3 million and $21,000 of amortization of deferred financing costs, respectively. As of December 31, 2012 and 2011, the Company’s deferred financing costs were $0.7 million and $1.0 million, respectively, net of amortization. As of December 31, 2012 and 2011, the Company’s interest payable was $3,000 and $0.2 million, respectively.

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2012

Discounted Payoff of 1635 N. Cahuenga Mortgage Loan
On March 23, 2012, the consolidated joint venture that owns the 1635 N. Cahuenga Building (the “1635 N. Cahuenga Joint Venture”) entered into a discounted payoff agreement with the lender under the 1635 N. Cahuenga Mortgage Loan (the “1635 N. Cahuenga Lender”). On March 29, 2012, the 1635 N. Cahuenga Lender released the 1635 N. Cahuenga Joint Venture from the outstanding principal balance of $3.5 million under the 1635 N. Cahuenga Mortgage Loan at a discounted amount of $2.9 million. As a result, the Company recorded a gain on extinguishment of debt of $0.6 million (including amounts for a noncontrolling interest of $0.2 million). The Company contributed an additional $2.9 million (including amounts from a noncontrolling interest of $0.9 million) to the 1635 N. Cahuenga Joint Venture in connection with the discounted payoff.

10.	FAIR VALUE DISCLOSURES
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

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2012

The following were the carrying amounts and fair values of the Company’s financial instruments as of December 31, 2012 and December 31, 2011, which carrying amounts do not approximate the fair values (in thousands):

	December 31, 2012			December 31, 2011
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Real estate loans receivable	$92,334	$71,906	$70,750	$—	$—	$—
Financial liabilities:
Notes payable and repurchase agreements	$33,751	$33,751	$35,928	$63,203	$63,203	$63,219
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
During the year ended December 31, 2012, the Company measured the following assets at fair value on a recurring basis (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
CMBS	$4,817	$—	$4,817	$—

11.	RELATED PARTY TRANSACTIONS
The Advisory Agreement entitles the Advisor and the Dealer Manager Agreement previously entitled the Dealer Manager, to specified fees upon the provision of certain services with regard to the Offering, the investment of funds in real estate and real estate‑related investments, and the disposition of real estate and real estate-related investments (including the discounted payoff of non-performing loans) among other services, as well as reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company and certain costs incurred by the Advisor in providing services to the Company. The Company has also entered into a fee reimbursement agreement (the “AIP Reimbursement Agreement”) with the Dealer Manager pursuant to which the Company agreed to reimburse the Dealer Manager for certain fees and expenses it incurs for administering the Company’s participation in the DTCC Alternative Investment Product Platform with respect to certain accounts of the Company’s investors serviced through the platform. The Advisor and Dealer Manager also serve as the advisor and dealer manager, respectively, for KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust II, Inc., KBS Real Estate Investment Trust III, Inc. and KBS Legacy Partners Apartment REIT, Inc. During the years ended December 31, 2012, 2011 and 2010, no transactions occurred between the Company and these other KBS-sponsored programs, except that on May 18, 2012, the Company entered into a joint venture in which KBS Real Estate Investment Trust, Inc. owns a participation interest, as described in Note 12.  However, the Company does not consider this transaction to be a related party transaction.

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2012

Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the years ended December 31, 2012, 2011 and 2010, respectively, and any related amounts payable as of December 31, 2012 and December 31, 2011 (in thousands):

	Incurred			Payable as of December 31, 2012
	2012	2011	2010	2012	2011
Expensed
Asset management fees	$1,710	$328	$30	$—	$17
Real estate acquisition fees	2,206	460	18	—	—
Reimbursable operating expenses (1)	118	60	462	21	—
Disposition fees	21	—	—	—	—

Additional Paid-in Capital
Selling commissions	20,683	9,431	2,618	—	—
Dealer manager fees	10,451	4,893	1,498	—	—
Reimbursable other offering costs	1,825	2,450	3,438	—	14

Capitalized
Acquisition and origination fees on real estate loans receivable	790	199	131	—	—
Acquisition fee on undeveloped land	—	106	—	—	—
	$37,804	$17,927	$8,195	$21	$31
_____________________
(1) The Advisor may seek reimbursement for certain employee costs under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $103,000, $60,000 and $16,000 for the years ended December 31, 2012, 2011 and 2010, respectively, and were the only employee costs reimbursed under the Advisory Agreement during these periods. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers.

12.	INVESTMENT IN UNCONSOLIDATED JOINT VENTURE
Investment in National Industrial Portfolio Joint Venture
On May 18, 2012, the Company, through an indirect wholly owned subsidiary, entered into a joint venture (the “NIP Joint Venture”) with OCM NIP JV Holdings, L.P. and HC KBS NIP JV, LLC (“HC-KBS”). The NIP Joint Venture owns 23 industrial properties and a master lease with respect to another industrial property encompassing 11.4 million square feet. The Company made an initial capital contribution of $8.0 million and holds a 4.7% ownership interest in the NIP Joint Venture as of December 31, 2012. The Company does not exercise any significant influence over the NIP Joint Venture’s operations, financial policies or decision making. Accordingly, the Company has accounted for its investment in the NIP Joint Venture under the cost method of accounting. Income, losses and distributions from the NIP Joint Venture are generally allocated among the members based on their respective equity interests.
KBS Real Estate Investment Trust, Inc. (“KBS REIT I”), an affiliate of the Advisor, is a member of HC-KBS and has a participation interest in certain future potential profits generated by the NIP Joint Venture.  However, KBS REIT I does not have any equity interest in the NIP Joint Venture. None of the other joint venture partners are affiliated with the Company or the Advisor.
As of December 31, 2012, the book value of the Company’s investment in the NIP Joint Venture was $7.9 million. During the year ended December 31, 2012, the Company recognized $0.1 million of income distributions and $0.1 million of return of capital from the NIP Joint Venture.

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2012

13.	PRO FORMA FINANCIAL INFORMATION (UNAUDITED)
The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the years ended December 31, 2012 and 2011. The Company acquired three office properties, an office campus consisting of nine office buildings and one retail property during year ended December 31, 2012, which were accounted for as business combinations. The following unaudited pro forma information for the years ended December 31, 2012 and 2011 has been prepared to give effect to the acquisitions of the Bellevue Technology Center, West Loop I & II and the 1800 West Loop Building as if the acquisitions had occurred on January 1, 2011. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had these acquisitions occurred on this date, nor does it purport to predict the results of operations for future periods (in thousands, except share and per share amounts).

	2011	2012
Revenues	$24,736	$35,613
Depreciation and amortization	$8,705	$14,365
Net loss attributable to common stockholders	$(3,605)	$(5,282)
Net loss per common share, basic and diluted	$(0.11)	$(0.10)
Weighted-average number of common shares outstanding, basic and diluted	31,846,525	51,322,613
The unaudited pro forma information for the year ended December 31, 2012 was adjusted to exclude $2.6 million of acquisition costs incurred in 2012 in connection with the acquisitions of the above properties.

14.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2012 and 2011 (in thousands, except per share amounts):

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$3,573	$3,315	$4,686	$8,330
Net loss attributable to common stockholders	$(783)	$(2,710)	$(3,499)	$(2,770)
Net loss per common share, basic and diluted	$(0.03)	$(0.09)	$(0.10)	$(0.05)
Distributions declared per common share (1)	$0.023	$0.025	$0.352	$—

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$337	$609	$1,189	$2,040
Net loss attributable to common stockholders	$(703)	$(1,677)	$(1,842)	$(3,359)
Net loss per common share, basic and diluted	$(0.12)	$(0.19)	$(0.14)	$(0.19)
Distributions declared per common share (1)	$—	$—	$—	$0.300
_____________________
(1) On December 2, 2011, the Company’s board of directors declared a distribution in the amount of $0.30 per share of common stock, or 3.0% of the initial public offering price of $10.00 per share of common stock, to stockholders of record as of the close of business on December 23, 2011. The Company paid this distribution on December 23, 2011. On February 13, 2012, the Company’s board of directors authorized a distribution in the amount of $0.02309337 per share of common stock to stockholders of record as of the close of business on February 14, 2012. The Company paid this distribution on February 17, 2012. On April 16, 2012, the Company’s board of directors authorized a distribution in the amount of $0.025 per share of common stock to stockholders of record as of the close of business on April 16, 2012. The Company paid this distribution on April 30, 2012.  On July 20, 2012, the Company’s board of directors authorized a distribution in the amount of $0.35190663 per share of common stock to stockholders of record as of the close of business on July 20, 2012. The Company paid this distribution on July 31, 2012. Investors could choose to receive cash distributions or purchase additional shares under the dividend reinvestment plan.

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2012

15.     COMMITMENTS AND CONTINGENCIES
Economic Dependency
The Company is dependent on the Advisor for certain services that are essential to the Company, including the identification, evaluation, negotiation, origination, acquisition and disposition of investments; management of the daily operations of the Company’s investment portfolio; and other general and administrative responsibilities. In the event that the Advisor is unable to provide the respective services, the Company will be required to obtain such services from other sources.
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Although there can be no assurance, the Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations as of December 31, 2012. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities.
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

16.	SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Disposition of Greenway II Building
On January 11, 2013, the joint venture, that owns the Richardson Portfolio, and in which the Company owns a 90% equity interest, sold one of the five office buildings in the Richardson Portfolio containing 151,937 rentable square feet (the “Greenway II Building”) for $7.7 million. The allocated cost of the Greenway II Building, including any capital improvements incurred since the acquisition date but excluding any reductions to net book value of the property due to historical depreciation and amortization expense, was $3.4 million. The purchaser, JP-2400 Lakeside, LP, is an affiliate of JP Realty Partners, the Company’s joint venture partner.
Third Amended and Restated Share Redemption Program
On March 5, 2013, the Company’s board of directors approved a third amended and restated share redemption program that provides that, if the Company attempts to honor redemption requests on a pro rata basis and a pro rata redemption would result in a stockholder owning less than $4,000 in shares of the Company’s common stock, then the Company will redeem all of that stockholder’s shares.

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2012

Bellevue Technology Center Mortgage Loan
On February 22, 2013, the Company, through an indirect wholly owned subsidiary, entered into a four-year secured mortgage loan with Bank of America, N.A., an unaffiliated lender, for borrowings of up to $53.0 million secured by the Bellevue Technology Center (the “Bellevue Technology Center Mortgage Loan”). At closing, $44.5 million of the Bellevue Technology Center Mortgage Loan was funded and the remaining $8.5 million is available for future disbursements to be used for tenant improvements, leasing commissions and capital improvements at the Bellevue Technology Center, subject to certain terms and conditions contained in the loan documents. The Bellevue Mortgage Loan matures on March 1, 2017, with an option to extend the maturity date to March 1, 2019, upon payment of an extension fee equal to 0.2% of the outstanding principal balance at the time of the extension and subject to certain other terms and conditions contained in the loan documents.  The Bellevue Technology Center Mortgage Loan bears interest at a floating rate of 225 basis points over the daily LIBOR floating rate. Monthly payments are initially interest only. Beginning March 1, 2016, monthly payments also include principle amortization payments of $60,000 per month with the remaining principal balance and all accrued and unpaid interest and fees due at maturity.  Should the borrower under the loan exercise its option to extend the loan, monthly payments would include principal and interest, with principal amortization payments of $60,000 per month. The Company will have the right to prepay the loan in whole at any time or in part from time to time, subject to the payment of certain expenses potentially incurred by the lender as a result of the prepayment and subject to certain other conditions contained in the loan documents.
KBS SOR Properties, LLC, a separate wholly owned subsidiary of the Company through which the Company indirectly owns all of its real estate assets (“KBS SOR Properties”), provided a limited guaranty of the Bellevue Technology Center Mortgage Loan with respect to certain potential deficiencies, losses or damages suffered by the lender resulting from certain intentional acts committed by the borrower or KBS SOR Properties in violation of the loan documents. KBS SOR Properties also provided a guaranty of the principal balance and any interest or other sums outstanding under the Bellevue Technology Center Mortgage Loan in the event of certain bankruptcy or insolvency proceedings involving the borrower.

KBS STRATEGIC OPPORTUNITY REIT, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
December 31, 2012
(dollar amounts in thousands)

				Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances	Land	Building and Improvements (1)	Total	Cost Capitalized Subsequent to Acquisition (2)	Land	Building and Improvements (1)	Total (3)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired or Foreclosed on
Properties Held for Investment
Village Overlook Buildings	Stockbridge, GA	100%	$—	$440	$1,332	$1,772	$(14)	$440	$1,318	$1,758	$(156)	1993	08/02/2010
Academy Point Atrium I	Colorado Springs, CO	100%	—	1,650	1,223	2,873	1,727	1,650	2,950	4,600	(211)	1981	11/03/2010
Northridge Center I & II	Atlanta, GA	100%	—	2,234	4,457	6,691	617	2,234	5,074	7,308	(608)	1985/1989	03/25/2011
Iron Point Business Park	Folsom, CA	100%	—	2,671	16,576	19,247	827	2,671	17,403	20,074	(1,287)	1999/2001	06/21/2011
Roseville Commerce Center	Roseville, CA	100%	—	1,147	2,917	4,064	(103)	1,147	2,814	3,961	(271)	2006	06/27/2011
1635 N. Cahuenga Building	Los Angeles, CA	70%	—	3,112	4,245	7,357	657	3,112	4,902	8,014	(440)	1983	08/03/2011
Richardson Portfolio
Palisades Central I	Richardson, TX	90%	(4)	1,037	8,628	9,665	217	1,037	8,845	9,882	(935)	1980	11/23/2011
Palisades Central II	Richardson, TX	90%	(4)	810	17,117	17,927	779	810	17,896	18,706	(1,435)	1985	11/23/2011
Greenway I	Richardson, TX	90%	(4)	561	1,170	1,731	502	561	1,672	2,233	(58)	1983	11/23/2011
Greenway III	Richardson, TX	90%	(4)	702	4,083	4,785	524	702	4,607	5,309	(485)	1983	11/23/2011
Undeveloped Land	Richardson, TX	90%	(4)	5,500	—	5,500	253	5,753	—	5,753	—	N/A	11/23/2011
Total Richardson Portfolio			33,751	8,610	30,998	39,608	2,275	8,863	33,020	41,883	(2,913)
Park Highlands	North Las Vegas, NV	50%	—	21,000	—	21,000	1,840	22,840	—	22,840	—	N/A	12/30/2011
Bellevue Technology Center	Bellevue, WA	100%	—	25,506	52,411	77,917	9	25,506	52,420	77,926	(1,521)	1973-2000	07/31/2012
Powers Ferry Landing East	Atlanta, GA	100%	—	4,261	12,306	16,567	100	4,261	12,406	16,667	(747)	1980/1982/1985	09/24/2012
1800 West Loop	Houston, TX	100%	—	8,360	59,292	67,652	36	8,360	59,328	67,688	(154)	1982	12/04/2012
West Loop I & II	Houston, TX	100%	—	7,300	29,742	37,042	30	7,300	29,772	37,072	(120)	1980/1981	12/07/2012
Burbank Collection	Burbank, CA	90%	—	4,175	8,799	12,974	—	4,175	8,799	12,974	(23)	2008	12/12/2012
	Total Properties Held for Investment		$33,751	$90,466	$224,298	$314,764	$8,001	$92,559	$230,206	$322,765	$(8,451)

Property Held for Sale
Greenway II	Richardson, TX	90%	(4)	$854	$2,392	$3,246	$143	$854	$2,535	$3,389	$(70)	1985	11/23/2011
		TOTAL	$33,751	$91,320	$226,690	$318,010	$8,144	$93,413	$232,741	$326,154	$(8,521)
____________________
(1) Building and improvements include tenant origination and absorption costs.
(2) Costs capitalized subsequent to acquisition is net of write-offs of fully depreciated/amortized assets.
(3) The aggregate cost of real estate for federal income tax purposes was $338.0 million as of December 31, 2012.
(4) As of December 31, 2012, $33.8 million of debt was outstanding secured by the Richardson Portfolio.

KBS STRATEGIC OPPORTUNITY REIT, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
December 31, 2012
(dollar amounts in thousands)

	2012	2011
Real Estate (1)
Balance at the beginning of the year	$110,335	$4,737
Acquisitions (2)	212,152	102,470
Improvements	8,284	3,896
Write-off of fully depreciated and fully amortized assets	(3,360)	(768)
Sales	(1,257)	—
Balance at the end of the year	$326,154	$110,335

Accumulated depreciation
Balance at the beginning of the year	$2,583	$190
Depreciation expense	9,305	3,161
Write-off of fully depreciated and fully amortized assets	(3,360)	(768)
Sales	(7)	—
Balance at the end of the year	$8,521	$2,583
____________________
(1) Amounts include real estate held for sale.
(2) Acquisitions includes properties which the Company acquired through foreclosure on or to which it otherwise received title.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on March 8, 2013.

KBS STRATEGIC OPPORTUNITY REIT, INC.

By:	/s/ Keith D. Hall
Keith D. Hall
Chief Executive Officer and Director (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ KEITH D. HALL	Chief Executive Officer and Director (principal executive officer)	March 8, 2013
Keith D. Hall
/s/ PETER MCMILLIAN III	Chairman of the Board, President and Director	March 8, 2013
Peter McMillian III
/s/ DAVID E. SNYDER	Chief Financial Officer (principal financial officer)	March 8, 2013
David E. Snyder
/s/ STACIE K. YAMANE	Chief Accounting Officer (principal accounting officer)	March 8, 2013
Stacie K. Yamane
/s/ MICHAEL L. MEYER	Director	March 8, 2013
Michael L. Meyer
/s/ WILLIAM M. PETAK	Director	March 8, 2013
William M. Petak
/s/ ERIC J. SMITH	Director	March 8, 2013
Eric J. Smith