Form 10-Q
period 2013-03-31
KBS Strategic Opportunity REIT, Inc.
filed 2013-05-10
CIK 1452936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Yes  ☐  No  ☒
As of May 7, 2013, there were 58,343,182 outstanding shares of common stock of KBS Strategic Opportunity REIT, Inc.

KBS STRATEGIC OPPORTUNITY REIT, INC.
FORM 10-Q
March 31, 2013

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2013	December 31, 2012
	(unaudited)
Assets
Real estate held for investment, net	$389,100	$314,314
Real estate held for sale, net	—	3,319
Real estate loans receivable, net	94,412	71,906
Real estate securities	3,012	4,817
Total real estate and real estate-related investments, net	486,524	394,356
Cash and cash equivalents	75,793	125,960
Investment in unconsolidated joint venture	7,882	7,926
Rents and other receivables, net	4,061	2,863
Above-market leases, net	2,579	2,855
Assets related to real estate held for sale	—	118
Prepaid expenses and other assets	5,656	3,850
Total assets	$582,495	$537,928
Liabilities and equity
Notes payable:
Notes payable	$73,346	$29,411
Notes payable related to real estate held for sale	—	4,340
Total notes payable	73,346	33,751
Accounts payable and accrued liabilities	6,700	5,995
Due to affiliates	—	21
Distributions payable	3,576	—
Below-market leases, net	3,251	2,031
Security deposits and other liabilities	4,169	2,827
Total liabilities	91,042	44,625
Commitments and contingencies (Note 14)
Redeemable common stock	9,551	9,651
Equity
KBS Strategic Opportunity REIT, Inc. stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 58,117,219 and 58,127,627 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	581	581
Additional paid-in capital	505,844	505,907
Cumulative distributions and net losses	(40,780)	(38,615)
Accumulated other comprehensive loss	(7)	(13)
Total KBS Strategic Opportunity REIT, Inc. stockholders’ equity	465,638	467,860
Noncontrolling interests	16,264	15,792
Total equity	481,902	483,652
Total liabilities and equity	$582,495	$537,928
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2013	2012
Revenues:
Rental income	$8,138	$2,831
Tenant reimbursements	968	284
Interest income from real estate loans receivable	1,529	—
Interest income from real estate securities	35	431
Other operating income	300	27
Total revenues	10,970	3,573
Expenses:
Operating, maintenance, and management	3,733	1,379
Real estate taxes and insurance	1,493	501
Asset management fees to affiliate	764	291
Real estate acquisition fees and expenses	273	—
Real estate acquisition fees to affiliate	758	—
General and administrative expenses	822	646
Depreciation and amortization	4,585	1,727
Interest expense	736	629
Total expenses	13,164	5,173
Other income:
Other interest income	30	20
Gain from extinguishment of debt	—	597
Total other income	30	617
Loss from continuing operations	(2,164)	(983)
Discontinued operations:
Gain on sale of real estate, net	4,225	545
Loss from discontinued operations	(320)	(267)
Total income from discontinued operations	3,905	278
Net income (loss)	1,741	(705)
Net income attributable to noncontrolling interests	(330)	(78)
Net income (loss) attributable to common stockholders	$1,411	$(783)
Basic and diluted income (loss) per common share:
Continuing operations	$(0.04)	$(0.04)
Discontinued operations	0.06	0.01
Net income (loss) per common share	$0.02	$(0.03)
Weighted-average number of common shares outstanding, basic and diluted	58,125,081	23,974,487
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2013	2012
Net income (loss)	$1,741	$(705)
Other comprehensive income:
Unrealized gain on real estate securities	6	342
Total other comprehensive income	6	342
Total comprehensive income (loss)	1,747	(363)
Total comprehensive income attributable to noncontrolling interests	(330)	(78)
Total comprehensive income (loss) attributable to common stockholders	$1,417	$(441)
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Year Ended December 31, 2012 and the Three Months Ended March 31, 2013 (unaudited)
(dollars in thousands)

			Additional Paid-in Capital	Cumulative Distributions and Net Losses	Accumulated Other Comprehensive Gain (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Common Stock
	Shares	Amounts
Balance, December 31, 2011	22,214,815	$222	$188,817	$(15,968)	$(46)	$173,025	$13,519	$186,544
Net loss	—	—	—	(9,762)	—	(9,762)	(333)	(10,095)
Other comprehensive loss	—	—	—	—	33	33	—	33
Issuance of common stock	35,993,756	360	356,974	—	—	357,334	—	357,334
Transfers to redeemable common stock	—	—	(4,360)	—	—	(4,360)	—	(4,360)
Redemptions of common stock	(80,944)	(1)	(754)	—	—	(755)	—	(755)
Distributions declared	—	—	—	(12,885)	—	(12,885)	—	(12,885)
Commissions on stock sales and related dealer manager fees to affiliate	—	—	(31,134)	—	—	(31,134)	—	(31,134)
Other offering costs	—	—	(3,636)	—	—	(3,636)	—	(3,636)
Noncontrolling interests contributions	—	—	—	—	—	—	2,630	2,630
Distribution to noncontrolling interest	—	—	—	—	—	—	(24)	(24)
Balance, December 31, 2012	58,127,627	$581	$505,907	$(38,615)	$(13)	$467,860	$15,792	$483,652
Net income	—	—	—	1,411	—	1,411	330	1,741
Other comprehensive income	—	—	—	—	6	6	—	6
Issuance of common stock	138	—	—	—	—	—	—	—
Transfers from redeemable common stock	—	—	100	—	—	100	—	100
Redemptions of common stock	(10,546)	—	(100)	—	—	(100)	—	(100)
Distributions declared	—	—	—	(3,576)	—	(3,576)	—	(3,576)
Other offering costs	—	—	(63)	—	—	(63)	—	(63)
Noncontrolling interests contributions	—	—	—	—	—	—	342	342
Distribution to noncontrolling interest	—	—	—	—	—	—	(200)	(200)
Balance, March 31, 2013	58,117,219	$581	$505,844	$(40,780)	$(7)	$465,638	$16,264	$481,902
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2013	2012
Cash Flows from Operating Activities:
Net income (loss)	$1,741	$(705)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization
Continuing operations	4,585	1,727
Discontinued operations	—	22
Non-cash interest income on real estate related investments	(912)	—
Gain on sale of real estate, net	(4,225)	(545)
Gain on extinguishment of debt	—	(597)
Deferred rent	(891)	(334)
Amortization of above- and below-market leases, net	244	280
Amortization of deferred financing costs	193	72
Interest accretion on real estate securities	13	286
Changes in assets and liabilities:
Rents and other receivables	(307)	(21)
Prepaid expenses and other assets	(1,237)	(687)
Accounts payable and accrued liabilities	37	280
Due to affiliates	(21)	(10)
Security deposits and other liabilities	1,342	305
Net cash provided by operating activities	562	73
Cash Flows from Investing Activities:
Acquisitions of real estate	(74,781)	—
Improvements to real estate	(2,584)	(1,296)
Proceeds from sales of real estate, net	7,545	1,142
Investments in real estate loans receivable	(21,555)	(35,539)
Principal repayments on real estate securities	1,798	2,252
Net cash used in investing activities	(89,577)	(33,441)
Cash Flows from Financing Activities:
Proceeds from notes payable	44,802	757
Payments on notes payable	(5,207)	(2,869)
Payments on repurchase agreements	—	(1,404)
Payments of deferred financing costs	(656)	—
Proceeds from issuance of common stock	—	40,462
Payments to redeem common stock	(100)	(204)
Payments of commissions on stock sales and related dealer manager fees	—	(3,625)
Payments of other offering costs	(133)	(774)
Distributions paid	—	(183)
Noncontrolling interests contributions	342	997
Distribution to noncontrolling interest	(200)	—
Net cash provided by financing activities	38,848	33,157
Net decrease in cash and cash equivalents	(50,167)	(211)
Cash and cash equivalents, beginning of period	125,960	86,379
Cash and cash equivalents, end of period	$75,793	$86,168
Supplemental Disclosure of Cash Flow Information:
Interest paid	$631	$785
Supplemental Disclosure of Noncash Transactions:
Increase in loan origination fees payable	$39	$112
Increase in other offering costs payable	$—	$136
Increase in capital expenses payable	$664	$—
Increase in lease commissions payable	$79	$—
Increase in distribution payable	$3,576	$—
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$—	$364
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
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
The Company intends to use substantially all of the net proceeds from the Offering to invest in and manage a diverse portfolio of real estate-related loans, opportunistic real estate, real estate-related debt securities and other real estate-related investments. Such investments have included, and are expected to continue to include, non-performing loans (which have resulted in, and may continue to result in, the acquisition of the underlying property securing the loan through foreclosure or similar processes), non-stabilized or undeveloped properties, commercial mortgage backed securities (“CMBS”) and other opportunistic real estate-related assets. The Company may also invest in entities that make similar investments. As of March 31, 2013, the Company owned eight office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 43 acres of undeveloped land, one office portfolio consisting of three office properties, one industrial/flex property, one retail property, 1,375 acres of undeveloped land, two investments in CMBS, three first mortgage loans and one investment in an unconsolidated joint venture.
The Company sold 56,586,975 shares of common stock in its primary offering for gross offering proceeds of $561.8 million. As of March 31, 2013, the Company had sold 1,329,491 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $12.6 million. Also, as of March 31, 2013, the Company had redeemed 95,490 shares sold in the Offering for $0.9 million. Additionally, on December 29, 2011 and October 23, 2012, the Company issued 220,994 shares and 55,249 shares of common stock, respectively, for $2.0 million and $0.5 million, respectively, in private transactions exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2013
(unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2012. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K filed with the SEC.
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the FASB ASC and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.
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
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three months ended March 31, 2013 and 2012.
Distributions declared per share were $0.062 and $0.023 during the three months ended March 31, 2013 and 2012, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2013
(unaudited)

Recently Issued Accounting Standards Updates
In February 2013, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU No. 2013-02”). ASU No. 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. An entity is also required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by respective line items of net income only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about these amounts, such as when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account instead of directly to income or expense in the same reporting period. ASU No. 2013-02 is effective for reporting periods beginning after December 31, 2012. The adoption of ASU No. 2013-02 did not have a material impact on the Company’s consolidated financial statements.

3.	RECENT ACQUISITIONS OF REAL ESTATE
During the three months ended March 31, 2013, the Company acquired the following property (in thousands):

						Intangibles
Property Name	City	State	Acquisition Date	Land	Building and Improvements	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities	Total Purchase Price
Austin Suburban Portfolio	Austin	TX	03/28/2013	$8,288	$62,321	$5,424	$158	$(1,410)	$74,781
The intangible assets and liabilities acquired in connection with this acquisition have weighted-average amortization periods as of the date of acquisition as follows (in years):

	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities
Austin Suburban Portfolio	3.5	1.4	2.7
The Company recorded the real estate acquisition as a business combination and expensed $1.0 million of acquisition costs. For the three months ended March 31, 2013, the Company recognized $0.1 million of total revenues and $37,000 of operating expenses from this property.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2013
(unaudited)

4.	REAL ESTATE HELD FOR INVESTMENT
As of March 31, 2013, the Company owned eight office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 43 acres of undeveloped land, one office portfolio consisting of three office properties, one industrial/flex property and one retail property encompassing, in the aggregate, approximately 3.2 million rentable square feet. As of March 31, 2013, these properties were 60% occupied. In addition, the Company owned 1,375 acres of undeveloped land. The following table summarizes the Company’s real estate investments as of March 31, 2013 and December 31, 2012, respectively (in thousands):

	March 31, 2013	December 31, 2012
Land	$101,118	$92,559
Buildings and improvements	272,269	207,208
Tenant origination and absorption costs	27,748	22,998
Total real estate, cost	401,135	322,765
Accumulated depreciation and amortization	(12,035)	(8,451)
Total real estate, net	$389,100	$314,314
The following table provides summary information regarding the properties owned by the Company as of March 31, 2013 (in thousands):

Property	Date Acquired or Foreclosed on	City	State	Property Type	Land	Building and Improvements	Tenant Origination and Absorption	Total Real Estate at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net	Ownership %
Village Overlook Buildings	08/02/2010	Stockbridge	GA	Office	$440	$1,318	$—	$1,758	$(178)	$1,580	100.0%
Academy Point Atrium I	11/03/2010	Colorado Springs	CO	Office	1,650	2,950	—	4,600	(254)	4,346	100.0%
Northridge Center I & II	03/25/2011	Atlanta	GA	Office	2,234	4,608	243	7,085	(728)	6,357	100.0%
Iron Point Business Park	06/21/2011	Folsom	CA	Office	2,670	17,301	438	20,409	(1,403)	19,006	100.0%
Roseville Commerce Center (1)	06/27/2011	Roseville	CA	Industrial/Flex	1,147	2,419	390	3,956	(311)	3,645	100.0%
1635 N. Cahuenga Building	08/03/2011	Los Angeles	CA	Office	3,112	4,564	347	8,023	(546)	7,477	70.0%
Richardson Portfolio:
Palisades Central I	11/23/2011	Richardson	TX	Office	1,037	7,499	1,451	9,987	(1,155)	8,832	90.0%
Palisades Central II	11/23/2011	Richardson	TX	Office	810	16,150	2,050	19,010	(1,806)	17,204	90.0%
Greenway I	11/23/2011	Richardson	TX	Office	561	2,030	—	2,591	(83)	2,508	90.0%
Greenway III	11/23/2011	Richardson	TX	Office	702	3,693	943	5,338	(601)	4,737	90.0%
Undeveloped Land	11/23/2011	Richardson	TX	Undeveloped Land	5,753	—	—	5,753	—	5,753	90.0%
Total Richardson Portfolio					8,863	29,372	4,444	42,679	(3,645)	39,034
Park Highlands	12/30/2011	North Las Vegas	NV	Undeveloped Land	23,112	—	—	23,112	—	23,112	50.1%
Bellevue Technology Center	07/31/2012	Bellevue	WA	Office	25,506	48,118	4,866	78,490	(2,354)	76,136	100.0%
Powers Ferry Landing East	09/24/2012	Atlanta	GA	Office	4,261	11,066	1,015	16,342	(579)	15,763	100.0%
1800 West Loop	12/04/2012	Houston	TX	Office	8,360	54,354	5,787	68,501	(1,081)	67,420	100.0%
West Loop I & II	12/07/2012	Houston	TX	Office	7,300	26,208	3,665	37,173	(795)	36,378	100.0%
Burbank Collection	12/12/2012	Burbank	CA	Retail	4,175	7,670	1,129	12,974	(161)	12,813	90.0%
Austin Suburban Portfolio	03/28/2013	Austin	TX	Office	8,288	62,321	5,424	76,033	—	76,033	100.0%
					$101,118	$272,269	$27,748	$401,135	$(12,035)	$389,100

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2013
(unaudited)

Operating Leases
Certain of the Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of March 31, 2013, the leases, excluding options to extend, had remaining terms of up to 10.7 years with a weighted-average remaining term of 3.5 years. Some of the leases have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from tenants in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash and assumed in real estate acquisitions or foreclosures related to tenant leases are included in security deposits and other liabilities in the accompanying consolidated balance sheets and totaled $2.1 million and $1.4 million as of March 31, 2013 and December 31, 2012, respectively.
During the three months ended March 31, 2013 and 2012, the Company recognized deferred rent from tenants of $0.9 million and $0.3 million, respectively, net of lease incentive amortization. As of March 31, 2013 and December 31, 2012, the cumulative deferred rent receivable balance, including unamortized lease incentive receivables, was $3.5 million and $2.4 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The Company records property operating expense reimbursements due from tenants for common area maintenance, real estate taxes, and other recoverable costs in the period the related expenses are incurred.
As of March 31, 2013, the future minimum rental income from the Company’s properties under non-cancelable operating leases was as follows (in thousands):

April 1, 2013 through December 31, 2013	$24,887
2014	31,359
2015	28,252
2016	24,343
2017	18,347
Thereafter	30,182
$157,370
As of March 31, 2013, the Company’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Computer System Design & Programming	23	$4,981	13.1%
Finance & Insurance	18	4,688	12.3%
Management Consulting	28	4,156	10.9%
		$13,825	36.3%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of March 31, 2013, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
No other tenant industries accounted for more than 10% of annualized base rent. No material tenant credit issues have been identified at this time.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2013
(unaudited)

Geographic Concentration Risk
As of March 31, 2013, the Company’s real estate investments in Washington and Texas represented 13.1% and 37.6% of the Company’s total assets, respectively.  As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the Washington and Texas real estate markets.  Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.

5.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW‑MARKET LEASE LIABILITIES
As of March 31, 2013 and December 31, 2012, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Cost	$27,748	$22,998	$3,947	$3,994	$(3,565)	$(2,157)
Accumulated Amortization	(4,370)	(3,288)	(1,368)	(1,139)	314	126
Net Amount	$23,378	$19,710	$2,579	$2,855	$(3,251)	$(2,031)
Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three months ended March 31, 2013 and 2012 are as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended March 31,		For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2013	2012	2013	2012	2013	2012
Amortization	$(1,757)	$(852)	$(434)	$(316)	$190	$36

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2013
(unaudited)

6.	REAL ESTATE LOANS RECEIVABLE
As of March 31, 2013 and December 31, 2012, the Company, through wholly owned subsidiaries, had invested in or originated three real estate loans receivable as set forth below (in thousands):

Loan Name Location of Related Property or Collateral	Date Acquired/ Originated	Property Type	Loan Type	Outstanding Principal Balance as of March 31, 2013 (1)	Book Value as of March 31, 2013 (2)	Book Value as of December 31, 2012 (2)	Contractual Interest Rate (3)	Annualized Effective Interest Rate (3)	Maturity Date
1180 Raymond First Mortgage
Newark, New Jersey	03/14/2012	Multifamily	Non-Performing Mortgage (4)	$55,583	$35,690	$35,678	(4)	(4)	06/01/2018	(4)
Ponte Palmero First Mortgage
Cameron Park, California	09/13/2012	Retirement Community	Mortgage	36,743	37,129	36,228	One-Month LIBOR + 10.00% (5)	15.7%	10/01/2015
University House First Mortgage
New York, New York	03/20/2013	Student Housing Facility	Mortgage	22,000	21,593	—	11.0%	13.0%	04/01/2014
				$114,326	$94,412	$71,906
_____________________
(1) Outstanding principal balance as of March 31, 2013 represents original principal balance outstanding under the loan, increased for any subsequent fundings, including interest income deferred until maturity.
(2) Book value of the real estate loans receivable represents outstanding principal balance adjusted for unamortized acquisition discounts, origination fees and direct origination and acquisition costs.
(3) Contractual interest rates are the stated interest rates on the face of the loans. Annualized effective interest rates are calculated as the actual interest income recognized in 2013, using the interest method annualized (if applicable) and divided by the average amortized cost basis of the investment. The annualized effective interest rates and contractual interest rates presented are as of March 31, 2013.
(4) Upon acquisition, the Company did not expect the non-performing mortgage to perform in accordance with its contractual terms, including the repayment of the principal amount outstanding under the loan, the payment of interest at the stated amount on the face of the note or the repayment of the loan upon its maturity date. Accordingly, the Company did not record any interest income relating to this loan during the three months ended March 31, 2013 and 2012 and the Company placed the loan on non-accrual status.
(5) Under the terms of the Ponte Palmero First Mortgage, the loan bears interest as follows: a floating rate of 1,000 basis points over one-month LIBOR during the first 12 months of the term of the loan, but at no point shall the interest rate be less than 11.0%; a floating rate of 1,200 basis points over one-month LIBOR during the 13th through 24th months of the term of the loan, but at no point shall the interest rate be less than 13.0%; a floating rate of 1,700 basis points over one-month LIBOR, during the 25th through 36th months of the term of the loan, but at no point shall the interest rate be less than 18.0%. The borrower is required to make monthly interest payments equal to a base interest rate of 500 basis points over one-month LIBOR, but at no point shall the base interest rate be less than 6.0%. The outstanding principal balance, accrued interest and the deferred interest, which shall accrue monthly but may not be compounded, are due at maturity. During the three months ended March 31, 2013, the Company recognized $1.4 million of interest income from its investment in the Ponte Palmero First Mortgage Loan, including $0.4 million of the contractual interest that is deferred until maturity.
The following summarizes the activity related to the real estate loans receivable for the three months ended March 31, 2013 (in thousands):

Real estate loans receivable - December 31, 2012	$71,906
Face value of real estate loan receivable originated	22,000
Closing costs and origination fees on origination of real estate loan receivable	(406)
Deferred interest receivable and interest accretion	856
Accretion of closing costs and origination fees on real estate loans receivable, net	56
Real estate loans receivable - March 31, 2013	$94,412

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2013
(unaudited)

For the three months ended March 31, 2013 and 2012, interest income from real estate loans receivable consisted of the following (in thousands):

	Three Months Ended March 31,
	2013	2012
Contractual interest income	$1,064	$—
Interest accretion	409	—
Accretion of closing costs and origination fees, net	56	—
Interest income from real estate loans receivable	$1,529	$—
Recent Transactions
Origination of University House First Mortgage Loan
On March 20, 2013, the Company, through an indirect wholly owned subsidiary, originated and funded a first mortgage loan of $22.0 million (the “University House First Mortgage Loan”). The borrower under the loan is not affiliated with the Company or the Advisor. The loan is secured by a six-story former school building located in New York, New York (the “Building”) and was built in 1910. The Building is currently vacant and undergoing a planned conversion into a student housing facility which will contain 95 units.
The maturity date of the University House First Mortgage Loan is April 1, 2014, and the loan bears interest at a fixed rate of 11.0%. The borrower is required to make monthly payments of interest, with the principal amount and any accrued and unpaid interest due and payable on the maturity date. The borrower may prepay the loan in whole (but not in part) without a prepayment fee subject to certain conditions set forth in the loan agreement.

7.	REAL ESTATE SECURITIES
As of March 31, 2013, the Company had invested in CMBS as follows (dollars in thousands):

Description	Credit Rating	Scheduled Maturity	Coupon Rate	Face Amount	Amortized Cost Basis	Unrealized Gains (Losses)	Fair Value
CMBS	AAA	05/10/2043	4.54%	$2,151	$2,176	$(5)	$2,171
CMBS	AAA	08/15/2038	5.10%	836	843	(2)	841
				$2,987	$3,019	$(7)	$3,012
As of March 31, 2013, the Company determined the fair value of the fixed rate CMBS to be $3.0 million, resulting in unrealized gains of $6,000 for the three months ended March 31, 2013. During the three months ended March 31, 2013, the Company did not recognize any other-than-temporary impairments on its real estate securities. It is difficult to predict the timing or magnitude of other-than-temporary impairments and significant judgments are required in determining impairments, including, but not limited to, assumptions regarding estimated prepayments, losses and changes in interest rates. As a result, actual realized losses could materially differ from these estimates.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2013
(unaudited)

The following summarizes the activity related to real estate securities for the three months ended March 31, 2013 (in thousands):

	Amortized Cost Basis	Unrealized Gain (Loss)	Total
Real estate securities - December 31, 2012	$4,830	$(13)	$4,817
Principal repayments received on real estate securities	(1,798)	—	(1,798)
Unrealized gains	—	6	6
Amortization of premium on securities	(13)	—	(13)
Real estate securities - March 31, 2013	$3,019	$(7)	$3,012

8.	REAL ESTATE HELD FOR SALE AND DISCONTINUED OPERATIONS
The operations of properties held for sale or to be disposed of and the aggregate net gains recognized upon their disposition are presented as discontinued operations in the accompanying consolidated statements of operations for all periods presented. During the year ended December 31, 2012, the Company disposed of one office building (which sold during the three months ended March 31, 2012) and four parcels of partially improved land encompassing 6.0 acres. During the three months ended March 31, 2013, the Company disposed of one office building. The following table summarizes operating income from discontinued operations for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Total revenues and other income	$—	$3
Total expenses	320	270
Loss from discontinued operations before gain on sales of real estate	(320)	(267)
Gain on sales of real estate, net	4,225	545
Income from discontinued operations	$3,905	$278
As of March 31, 2013, the Company had no real estate held for sale.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2013
(unaudited)

9.	NOTES PAYABLE
As of March 31, 2013 and December 31, 2012, the Company’s notes payable consisted of the following (dollars in thousands):

	Principal as of March 31, 2013	Principal as of December 31, 2012	Contractual Interest Rate as of March 31, 2013 (1)	Effective Interest Rate at March 31, 2013 (1)	Payment Type		Maturity Date (2)
Richardson Portfolio Mortgage Loan (3)	$28,896	$33,751	(3)	6.25%	Interest Only		11/30/2015
Bellevue Technology Center Mortgage Loan (4)	44,450	$—	One-Month LIBOR + 2.25%	2.45%	Interest Only	(4)	03/01/2017
Total Notes Payable	$73,346	$33,751
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of March 31, 2013. Effective interest rate is calculated as the actual interest rate in effect as of March 31, 2013 (consisting of the contractual interest rate and contractual floor rates), using interest rate indices at March 31, 2013, where applicable.
(2) Represents the initial maturity date or the maturity date as extended as of March 31, 2013; subject to certain conditions, the maturity dates of certain loans may be extended beyond the date shown.
(3) On November 23, 2011, the Richardson Joint Venture entered into a four-year mortgage loan for borrowings up to $46.1 million. At closing, $29.5 million (the “Initial Funding”) had been disbursed to the Richardson Joint Venture and $16.6 million (the “Holdback”) remained available for future disbursements, subject to certain conditions set forth in the loan agreement. On January 11, 2013, the Company sold one of the properties included in the Richardson Portfolio and repaid $5.2 million of the Initial Funding. As of March 31, 2013, the outstanding principal balance was $28.9 million and $11.0 million of the Holdback remains available for future disbursements, subject to certain conditions set forth in the loan agreement. Interest on the Initial Funding is calculated at a fixed rate of 6.25% during the initial term of the loan. Interest on the Holdback is calculated at a variable annual rate of 400 basis points over three-month LIBOR, but at no point shall the interest rate be less than 6.25%.
(4) See “Recent Transactions- Bellevue Technology Center Mortgage Loan” below.
During the three months ended March 31, 2013 and 2012, the Company incurred $0.7 million and $0.6 million of interest expense, respectively. Included in interest expense for the three months ended March 31, 2013 and 2012, was $0.1 million of amortization of deferred financing costs. As of March 31, 2013 and December 31, 2012, the Company’s deferred financing costs were $1.3 million and $0.7 million, respectively, net of amortization. As of March 31, 2013 and December 31, 2012, the Company’s interest payable was $0.1 million and $3,000, respectively.
Recent Transactions
Bellevue Technology Center Mortgage Loan
On February 22, 2013, the Company, through an indirect wholly owned subsidiary, entered into a four-year secured mortgage loan with Bank of America, N.A., an unaffiliated lender, for borrowings of up to $53.0 million secured by the Bellevue Technology Center (the “Bellevue Technology Center Mortgage Loan”). At closing, $44.5 million of the Bellevue Technology Center Mortgage Loan was funded and the remaining $8.5 million is available for future disbursements to be used for tenant improvements, leasing commissions and capital improvements at the Bellevue Technology Center, subject to certain terms and conditions contained in the loan documents. The Bellevue Mortgage Loan matures on March 1, 2017, with an option to extend the maturity date to March 1, 2019, upon payment of an extension fee equal to 0.2% of the outstanding principal balance at the time of the extension and subject to certain other terms and conditions contained in the loan documents.  The Bellevue Technology Center Mortgage Loan bears interest at a floating rate of 225 basis points over the daily LIBOR floating rate. Monthly payments are initially interest only. Beginning March 1, 2016, monthly payments also include principal amortization payments of $60,000 per month with the remaining principal balance and all accrued and unpaid interest and fees due at maturity.  Should the borrower under the loan exercise its option to extend the loan, monthly payments would include principal and interest, with principal amortization payments of $60,000 per month. The Company will have the right to prepay the loan in whole at any time or in part from time to time, subject to the payment of certain expenses potentially incurred by the lender as a result of the prepayment and subject to certain other conditions contained in the loan documents.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2013
(unaudited)

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

10.	FAIR VALUE DISCLOSURES
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
March 31, 2013
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
The following were the carrying amounts and fair values of the Company’s financial instruments as of March 31, 2013 and December 31, 2012, which carrying amounts do not approximate the fair values (in thousands):

	March 31, 2013			December 31, 2012
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Real estate loans receivable	$114,326	$94,412	$94,310	$92,334	$71,906	$70,750
Financial liabilities:
Notes payable	$73,346	$73,346	$76,246	$33,751	$33,751	$35,928
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
During the three months ended March 31, 2013, the Company measured the following assets at fair value on a recurring basis (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
CMBS	$3,012	$—	$3,012	$—

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2013
(unaudited)

11.	RELATED PARTY TRANSACTIONS
The Advisory Agreement entitles the Advisor and the Dealer Manager Agreement previously entitled the Dealer Manager to specified fees upon the provision of certain services with regard to the Offering, the investment of funds in real estate and real estate‑related investments, and the disposition of real estate and real estate-related investments (including the discounted payoff of non-performing loans) among other services, as well as reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company and certain costs incurred by the Advisor in providing services to the Company. The Company has also entered into a fee reimbursement agreement (the “AIP Reimbursement Agreement”) with the Dealer Manager pursuant under to which the Company agreed to reimburse the Dealer Manager for certain fees and expenses it incurs for administering the Company’s participation in the Depository Trust & Clearing Corporation Alternative Investment Product Platform with respect to certain accounts of the Company’s investors serviced through the platform. The Advisor and Dealer Manager also serve as the advisor and dealer manager, respectively, for KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust II, Inc., KBS Real Estate Investment Trust III, Inc. and KBS Legacy Partners Apartment REIT, Inc. During the three months ended March 31, 2013 and 2012, no transactions occurred between the Company and these other KBS-sponsored programs.
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three months ended March 31, 2013 and 2012, respectively, and any related amounts payable as of March 31, 2013 and December 31, 2012 (in thousands):

	Incurred		Payable as of
	Three Months Ended March 31,		March 31,	December 31,
	2013	2012	2013	2012
Expensed
Asset management fees	$764	$291	$—	$—
Real estate acquisition fee	758	—	—	—
Reimbursable operating expenses (1)	25	16	—	21
Disposition fees	77	13	—	—

Additional Paid-in Capital
Selling commissions	—	2,411	—	—
Dealer manager fees	—	1,214	—	—
Reimbursable other offering costs	—	405	—	—

Capitalized
Acquisition and origination fees on real estate loans receivable	220	352	—	—
	$1,844	$4,702	$—	$21
_____________________
(1) The Advisor may seek reimbursement for certain employee costs under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $25,000 and $16,000 for the three months ended March 31, 2013 and 2012, respectively, and were the only employee costs reimbursed under the Advisory Agreement during these periods. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2013
(unaudited)

12.	INVESTMENT IN UNCONSOLIDATED JOINT VENTURE
Investment in National Industrial Portfolio Joint Venture
On May 18, 2012, the Company, through an indirect wholly owned subsidiary, entered into a joint venture (the “Joint Venture”) with OCM NIP JV Holdings, L.P. and HC KBS NIP JV, LLC (“HC-KBS”). The Joint Venture owns 23 industrial properties and a master lease with respect to another industrial property encompassing 11.4 million square feet. The Company made an initial capital contribution of $8.0 million and holds a 4.7% ownership interest in the Joint Venture as of March 31, 2013. The Company does not exercise any significant influence over the Joint Venture’s operations, financial policies or decision making. Accordingly, the Company has accounted for its investment in the Joint Venture under the cost method of accounting. Income, losses and distributions from the Joint Venture are generally allocated among the members based on their respective equity interests.
KBS Real Estate Investment Trust, Inc. (“KBS REIT I”), an affiliate of the Advisor, is a member of HC-KBS and has a participation interest in certain future potential profits generated by the Joint Venture.  However, KBS REIT I does not have any equity interest in the Joint Venture. None of the other joint venture partners are affiliated with the Company or the Advisor.
As of March 31, 2013, the book value of the Company’s investment in the Joint Venture was $7.9 million. During the three months ended March 31, 2013, the Company received no distributions from the Joint Venture.

13.	PRO FORMA FINANCIAL INFORMATION
The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the three months ended March 31, 2013 and 2012. The Company acquired one office portfolio consisting of three office properties during the three months ended March 31, 2013, which was accounted for as a business combination. The following unaudited pro forma information for the three months ended March 31, 2013 and 2012 has been prepared to give effect to the acquisition of the Austin Suburban Portfolio as if the acquisition had occurred on January 1, 2012. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had this acquisition occurred on this date, nor does it purport to predict the results of operations for future periods (in thousands, except share and per share amounts).

	For the Three Months Ended March 31,
	2013	2012
Revenues	$13,273	$5,896
Depreciation and amortization	$5,583	$2,567
Net income (loss) attributable to common stockholders	$2,321	$(798)
Net income (loss) per common share, basic and diluted	$0.04	$(0.02)
Weighted-average number of common shares outstanding, basic and diluted	58,117,219	32,396,276
The unaudited pro forma information for the three months ended March 31, 2013 was adjusted to exclude $1.0 million of acquisition costs incurred in 2013 in connection with the acquisition of the above property.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2013
(unaudited)

14.	COMMITMENTS AND CONTINGENCIES
Economic Dependency
The Company is dependent on the Advisor for certain services that are essential to the Company, including the identification, evaluation, negotiation, origination, acquisition and disposition of investments; management of the daily operations of the Company’s investment portfolio; and other general and administrative responsibilities. In the event that the Advisor is unable to provide these services, the Company will be required to obtain such services from other sources.
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Although there can be no assurance, the Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations as of March 31, 2013. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities.
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

15.	SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Distributions Paid
On April 4, 2013, the Company paid distributions of $3.6 million to stockholders of record as of the close of business on March 22, 2013. This distribution was funded by the gain resulting from a disposition of an office building containing 151,937 rentable square feet located in Richardson, Texas on January 11, 2013 for $7.7 million. This disposition resulted in a gain of approximately $3.8 million, calculated in accordance with GAAP and reduced for a 10% noncontrolling interest held by a non-affiliate.
Third Amended and Restated Dividend Reinvestment Plan
On April 9, 2013, the Company’s board of directors approved a third amended and restated dividend reinvestment plan (the “Amended Dividend Reinvestment Plan”). Pursuant to the Amended Dividend Reinvestment Plan, in order to terminate participation in the dividend reinvestment plan, a participant must provide the Company with written notice.  The Amended Dividend Reinvestment Plan reduces the advance notice that a stockholder must provide in order to terminate participation in the dividend reinvestment plan from ten business days prior to the payment of a distribution to four business days prior to the last business day prior to the payment of a distribution.
There were no other changes made in the Amended Dividend Reinvestment Plan. The Amended Dividend Reinvestment Plan became effective on April 20, 2013.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2013
(unaudited)

Portfolio Revolving Loan Facility
On May 1, 2013, the Company, through its indirect wholly owned subsidiaries, entered into a four-year secured mortgage loan with Bank of America, N.A., an unaffiliated lender, for borrowings of up to $72.5 million secured by the 1800 West Loop Building and the Iron Point Business Park (the “Portfolio Revolving Loan Facility”). The Portfolio Revolving Loan Facility is comprised of $59.5 million of revolving debt and $13.0 million of non-revolving debt available to be used for tenant improvements, leasing commissions and capital improvements, subject to certain terms and conditions contained in the loan documents. At closing, the Company had not drawn on the Portfolio Revolving Loan Facility. The Portfolio Revolving Loan Facility matures on May 1, 2017, with an option to extend the maturity date to May 1, 2018, subject to certain conditions contained in the loan documents.  The Portfolio Revolving Loan Facility bears interest at a floating rate of 225 basis points over one-month LIBOR. Monthly payments are initially interest only. Beginning June 1, 2016, and to the extent that there are amounts outstanding under the non-revolving portion of the loan, monthly payments will include interest and principal amortization payments of $80,000 per month. The remaining principal balance and all accrued and unpaid interest and fees will be due at maturity.  The Company has the right to prepay the loan in whole at any time or in part from time to time, subject to the payment of certain expenses potentially incurred by the lender as a result of the prepayment and subject to certain other conditions contained in the loan documents.
KBS SOR Properties provided a limited guaranty of the Portfolio Revolving Loan Facility with respect to certain potential deficiencies, losses or damages suffered by the lender resulting from certain intentional acts committed by the borrower or KBS SOR Properties in violation of the loan documents. KBS SOR Properties also provided a guaranty of the principal balance and any interest or other sums outstanding under the Portfolio Revolving Loan Facility in the event of certain bankruptcy or insolvency proceedings involving the borrower.

16.	EARNINGS PER SHARE
The following table presents the computation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2013	2012
Numerator
Loss from continuing operations	$(2,164)	$(983)
Loss (income) from continuing operations attributable to noncontrolling interests	68	(103)
Loss from continuing operations attributable to common stockholders	(2,096)	(1,086)
Total income from discontinued operations	3,905	278
Total (income) loss from discontinued operations attributable to noncontrolling interests	(398)	25
Total income from discontinued operations attributable to common stockholders	3,507	303
Net income (loss) attributable to common stockholders	$1,411	$(783)

Denominator
Weighted-average number of common shares outstanding, basic and diluted	58,125,081	23,974,487

Basic and diluted income (loss) per common share:
Continuing operations	$(0.04)	$(0.04)
Discontinued operations	0.06	0.01
Net income (loss) per common share	$0.02	$(0.03)

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

All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission (the “SEC”).
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
We intend to use substantially all of the net proceeds from our initial public offering to invest in and manage a diverse portfolio of real estate‑related loans, opportunistic real estate, real estate‑related debt securities and other real estate‑related investments. Such investments have included, and are expected to continue to include, non-performing loans (which have resulted in, and may continue to result in, our acquisition of the underlying property securing the loan through foreclosure or similar processes), non-stabilized or undeveloped properties, and commercial mortgage backed securities (“CMBS”). We may also invest in entities that make similar investments. As of March 31, 2013, we owned eight office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 43 acres of undeveloped land, one office portfolio consisting of three office properties, one industrial/flex property, one retail property, 1,375 acres of undeveloped land, two investments in CMBS, three first mortgage loans and one investment in an unconsolidated joint venture.
We sold 56,586,975 shares of common stock in the primary offering for gross offering proceeds of $561.8 million. We continue to offer shares of common stock under the dividend reinvestment plan. As of March 31, 2013, we sold 1,329,491 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $12.6 million. Also as of March 31, 2013, we had redeemed 95,490 of the shares sold in our offering for $0.9 million. Additionally, on December 29, 2011 and October 23, 2012, we issued 220,994 shares and 55,249 shares of common stock, respectively, for $2.0 million and $0.5 million, respectively, in private transactions exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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
Recent global economic events remain centered on the potential for the default of several European sovereign debt issuers and the impact that such an event would have on the European Union and the rest of the world’s financial markets. During 2011, Standard and Poor’s (“S&P”) downgraded the credit rating of the United States to AA+ from AAA. In November 2012, Moody’s downgraded France’s sovereign debt rating to Aa1 from AAA and, in February 2013, Moody’s downgraded the U.K. government debt to Aa1 from AAA as well. The global ratings agencies continue to have a number of western sovereign issuers on negative watch as governments have struggled to resolve their fiscal obligations. At the end of 2012 the U.S. government barely escaped the self-imposed fiscal cliff by enacting legislation that temporarily postponed legislated spending cuts to many government programs, commonly referred to as “sequestration,” until March of 2013. However, these cuts began to take effect in March 2013. European governments have been unable to resolve their own political and fiscal issues. These events continue to build in importance as government and political leaders have been unable to establish plans to correct the economic imbalances that are increasingly dominating and driving global economic performance. Uncertainty and volatility have crept back into the capital markets.
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
We sold 56,586,975 shares of common stock in the primary portion of our initial public offering for gross offering proceeds of $561.8 million. We ceased offering shares in the primary portion of our initial public offering on November 14, 2012. We continue to offer shares of common stock under the dividend reinvestment plan. As of March 31, 2013, we had sold 1,329,491 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $12.6 million.  To date, we have invested a significant amount of the proceeds from our initial public offering in real estate and real estate-related investments and we anticipate making several more investments in the future. We intend to use our cash on hand, proceeds from debt financing, cash flow generated by our real estate operations and real estate-related investments, proceeds from our dividend reinvestment plan and principal repayments on our real estate loans receivable as our primary sources of immediate and long-term liquidity.
Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures and corporate general and administrative expenses.  Cash flow from operations from our real estate investments is primarily dependent upon the occupancy levels of our properties, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures.  As of March 31, 2013, our real estate property investments were 60% occupied.
Our real estate-related debt securities generate cash flow in the form of interest income. Cash flows from operations from our real estate-related debt securities are primarily dependent on the operating performance of the underlying collateral and the borrower’s ability to make its debt service payments.
Investments in performing real estate-related loans generate cash flow in the form of interest income.  Investments in non‑performing real estate-related loans may or may not generate cash flow.  Cash flow from operations under our real estate‑related loans is primarily dependent on the operating performance of the underlying collateral and the borrowers’ ability to make their debt service payments.  We do not expect non-performing mortgages to perform in accordance with their contractual terms, including the repayment of the principal amount outstanding under the loans, the payment of interest at the stated amount on the face of notes or the repayment of the loans upon their maturity dates.  As such, we explore various strategies including, but not limited to, one or more of the following: (i) negotiating with the borrowers for a reduced payoff, (ii) restructuring the terms of the loans and (iii) enforcing our rights as lenders under these loans and foreclosing on the collateral securing the loans.  We believe that one or more of these potential courses of action will at some point result in positive cash flow to us. As of March 31, 2013, we had real estate loans receivable outstanding with a total book value of $94.4 million, of which $35.7 million is non-performing and $58.7 million of performing mortgage loans.
As of March 31, 2013, we had outstanding debt obligations in the aggregate principal amount of $73.3 million.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the Conflicts Committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expense reimbursements for the four fiscal quarters ended March 31, 2013 did not exceed the charter imposed limitation.
For the three months ended March 31, 2013, our cash needs for acquisitions, capital expenditures and debt servicing were met with proceeds from our initial public offering and debt financing. Operating cash needs during the same period were met through cash flow generated by our real estate investments and proceeds from our initial public offering.
Cash Flows from Operating Activities
We commenced operations with the acquisition of our first real estate investment on August 2, 2010. As of March 31, 2013, we owned eight office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 43 acres of undeveloped land, one office portfolio consisting of three office properties, one industrial/flex property, one retail property, 1,375 acres of undeveloped land, two CMBS investments, three first mortgage loans and one investment in an unconsolidated joint venture. During the three months ended March 31, 2013, net cash provided by operating activities was $0.6 million. We expect that our cash flows from operating activities will increase in future years as a result of owning the assets acquired during 2013 for an entire period, leasing additional space that is currently unoccupied, anticipated future acquisitions of real estate and real estate-related investments and the related operations of such real estate and the potential cash flow from our non-performing real estate-related investments.
Cash Flows from Investing Activities
Net cash used in investing activities was $89.6 million for the three months ended March 31, 2013 and primarily consisted of the following:

•	Acquisition of an office portfolio consisting of three office properties for an aggregate purchase price of $74.8 million;

•	Origination of a real estate loan receivable of $21.6 million;

•	Proceeds from the sale of real estate of $7.5 million;

•	Improvements to real estate of $2.6 million; and

•	Principal repayments on real estate securities of $1.8 million.
Cash Flows from Financing Activities
Net cash provided by financing activities was $38.8 million for the three months ended March 31, 2013 and consisted primarily of the following:

•
$38.9 million of net cash provided by debt and other financings as a result of proceeds from notes payable of $44.8 million, partially offset by principal payments on notes payable of $5.2 million and payments of deferred financing costs of $0.7 million;

•
$0.1 million of net cash provided by noncontrolling interests consisting of contributions from noncontrolling interests of $0.3 million, partially offset by distributions to noncontrolling interests of $0.2 million;

•	$0.1 million of cash used for redemptions of common stock; and

•	$0.1 million of cash used for payments of other organization and offering costs.
In order to execute our investment strategy, we utilize secured debt, and to the extent available, may utilize unsecured debt, to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinancing and interest risks, are properly balanced with the benefit of using leverage. Once we have fully invested the proceeds of our initial public offering, we expect our debt financing will be 50% or less of the cost of our investments, although it may exceed this level during our offering stage. There is no limitation on the amount we may borrow for any single investment. Our charter limits our total liabilities such that our total liabilities may not exceed 75% of the cost of our tangible assets; however, we may exceed that limit if a majority of the Conflicts Committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our common stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of March 31, 2013, our borrowings and other liabilities were approximately 15% of the cost (before depreciation or other noncash reserves) and book value (before depreciation) of our tangible assets.

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
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of March 31, 2013 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2013	2014 - 2015	2016 - 2017	Thereafter
Outstanding debt obligations (1)	$73,346	$—	$28,896	$44,450	$—
Interest payments on outstanding debt obligations (2)	9,089	2,182	5,638	1,269	—
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts and interest rates in effect at March 31, 2013. We incurred interest expense of $0.6 million, excluding amortization of deferred financing costs of $0.1 million, for the three months ended March 31, 2013.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations
Overview
As of March 31, 2012, we owned five office properties one office portfolio consisting of five office buildings and 43 acres of undeveloped land, one industrial/flex property, 1,375 acres of undeveloped land, six CMBS investments and one non-performing first mortgage loan. As of March 31, 2013, we owned eight office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 43 acres of undeveloped land, one office portfolio consisting of three office properties, one industrial/flex property, 1,375 acres of undeveloped land, two CMBS investments, three first mortgage loans and one investment in an unconsolidated joint venture. Our results of operations for the three months ended March 31, 2013 may not be indicative of those in future periods as the occupancy in our properties has not been stabilized. As of March 31, 2013, the portfolio was approximately 60% occupied. However, due to the short outstanding weighted-average lease term in the portfolio of less than three years, we do not put significant emphasis on quarterly changes in occupancy (positive or negative) in the short run. Our underwriting and valuations are generally more sensitive to “terminal values” that may be realized upon the disposition of the assets in the portfolio and less sensitive to ongoing cash flows generated by the portfolio in the years leading up to an eventual sale. There are no guarantees that occupancies of our assets will increase, or that we will recognize a gain on the sale of our assets. We funded the acquisitions of these investments with proceeds from our initial public offering and debt financing. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments. Our income and expenses will also depend on the outcome of our recovery strategies for our non-performing first mortgage loan.
Comparison of the three months ended March 31, 2013 versus the three months ended March 31, 2012
The following table provides summary information about our results of operations for the three months ended March 31, 2013 and 2012 (dollar amounts in thousands):

	Three Months Ended March 31,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions/ Originations (1)	$ Change Due to Properties or Loans Held Throughout Both Periods (2)
	2013	2012
Rental income	$8,138	$2,831	$5,307	187%	$5,299	$8
Tenant reimbursements	968	284	684	241%	748	(64)
Interest income from real estate loans receivable	1,529	—	1,529	100%	1,529	—
Interest income from real estate securities	35	431	(396)	(92)%	—	(396)
Other operating income	300	27	273	1,011%	249	24
Operating, maintenance, and management costs	3,733	1,379	2,354	171%	2,178	176
Real estate taxes, property-related taxes, and insurance	1,493	501	992	198%	963	29
Asset management fees to affiliate	764	291	473	163%	565	(92)
Real estate acquisition fees to affiliates	758	—	758	100%	758	—
Real estate acquisition fees and expenses	273	—	273	100%	278	(5)
General and administrative expenses	822	646	176	27%	n/a	n/a
Depreciation and amortization	4,585	1,727	2,858	165%	3,161	(303)
Interest expense	736	629	107	17%	129	(22)
_____________________
(1) Represents the dollar amount increase (decrease) for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 related to real estate and real estate-related investments acquired or originated on or after January 1, 2012.
(2) Represents the dollar amount increase (decrease) for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 with respect to real estate and real estate-related investments owned by us during the entire periods presented.
Rental income and tenant reimbursements increased from $2.8 million and $0.3 million, respectively, for the three months ended March 31, 2012 to $8.1 million and $1.0 million, respectively, for the three months ended March 31, 2013, primarily as a result of the growth in our real estate portfolio. We expect rental income and tenant reimbursements to increase in future periods as a result of owning the asset acquired during 2013 for an entire period, leasing additional space and anticipated future acquisitions of real estate.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Interest income from our real estate loans receivable increased to $1.5 million for the three months ended March 31, 2013, as a result of the growth in our real estate loans receivable portfolio. We expect interest income to increase in future periods as a result of owning the real estate loan receivable originated during 2013 for an entire period and anticipated future originations or acquisitions of real estate loans receivable.  Interest income from non-performing loans may vary from period to period, based on the ability of the borrowers to make interest payments.
Interest income from our real estate securities decreased from $0.4 million for the three months ended March 31, 2012 to $35,000 for the three months ended March 31, 2013, due to sales of or decreases in principal balances related to these securities. We expect interest income from our real estate securities to vary in future periods based upon acquisition activity and principal balances outstanding under our real estate securities.
Property operating costs and real estate taxes and insurance increased from $1.4 million and $0.5 million, respectively, for the three months ended March 31, 2012 to $3.7 million and $1.5 million, respectively, for the three months ended March 31, 2013, primarily as a result of the growth in our real estate portfolio. We expect property operating costs and real estate taxes and insurance to increase in future periods as a result of owning the asset acquired during 2013 for an entire period and anticipated future acquisitions of real estate.
Asset management fees increased from $0.3 million for the three months ended March 31, 2012 to $0.8 million for the three months ended March 31, 2013, primarily as a result of the growth in our investment portfolio. We expect asset management fees to increase in future periods as a result of owning the assets acquired in 2013 for an entire period and anticipated future acquisitions. All asset management fees incurred as of March 31, 2013 have been paid.
Real estate acquisition fees and expenses to affiliates and non-affiliates for the three months ended March 31, 2013 was $1.0 million. No real estate was acquired for the three months ended March 31, 2012. We expect real estate acquisition fees and expenses to vary in future periods based upon acquisition activity.
General and administrative expenses increased from $0.6 million for the three months ended March 31, 2012 to $0.8 million for the three months ended March 31, 2013, primarily as a result of the growth in our investment portfolio. General and administrative costs consisted primarily of legal fees, transfer agent fees, insurance premiums, professional fees and independent director fees. We expect general and administrative costs to increase in future periods as we acquire additional investments, but we expect such costs to decrease as a percentage of total revenue.
Depreciation and amortization increased from $1.7 million for the three months ended March 31, 2012 to $4.6 million for the three months ended March 31, 2013, primarily due to the growth of our real estate portfolio. Depreciation and amortization related to properties held throughout both periods decreased by $0.3 million due to a decrease in amortization of tenant origination costs related to lease expirations subsequent to March 31, 2012. We expect depreciation and amortization to increase in future periods as a result of owning the asset acquired during 2013 for an entire period and anticipated future acquisitions of real estate.
Interest expense increased from $0.6 million for the three months ended March 31, 2012 to $0.7 million for the three months ended March 31, 2013 due to an increase in financing activities. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.
Distributions
Distributions declared, distributions paid and cash flows from operations were as follows for the first quarter of 2013 (in thousands, except per share amounts):

	Distribution Declared	Distributions Declared Per Share	Distributions Paid			Cash Flows From Operations
Period			Cash	Reinvested	Total
First Quarter 2013	$3,576	$0.062	$—	$—	$—	$562
On March 20, 2013, our board of directors authorized a distribution in the amount of $0.06153498 per share of common stock to stockholders of record as of the close of business on March 22, 2013. We paid this distribution on April 4, 2013 and this was the only distribution declared during the first quarter of 2013. This distribution was funded by the gain resulting from a disposition of an office building containing 151,937 rentable square feet located in Richardson, Texas on January 11, 2013 for $7.7 million. This disposition resulted in a gain of approximately $3.8 million, calculated in accordance with U.S. generally accepted accounting principles (“GAAP”) and reduced for a 10% noncontrolling interest held by a non-affiliate.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Under our distribution policy, to the extent that we believe assets in our portfolio have appreciated in value after acquisition or subsequent to the time we have taken control of the assets, we may use the proceeds from real estate financings to fund distributions to our stockholders. With respect to the non-performing assets that we acquire, we believe that within a relatively short time after acquisition or taking control of such investments via foreclosure or deed-in-lieu proceedings, the assets will often experience an increase in their value. For example, in most instances, we bring financial stability to the property, which reduces uncertainty in the market and alleviates concerns regarding the property’s management, ownership and future. We also generally have significantly more capital available for investment in these properties than the prior owners and operators of such properties were willing to invest, and as such, we are able to invest in tenant improvements and capital expenditures with respect to such properties, which enables us to attract substantially increased interest from brokers and tenants.
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
For the three months ended March 31, 2013, we declared a distribution to stockholders of record as of the close of business on March 22, 2013, but we did not pay such distribution during the three months ended March 31, 2013. Our cumulative distributions paid and net loss from inception through March 31, 2013 were $19.3 million and $17.9 million, respectively. We have funded our cumulative distributions, which includes net cash distributions and dividends reinvested by stockholders, with proceeds from debt financing of $18.7 million and proceeds from the disposition of property of $0.6 million (which amount is approximately equal to the gain resulting from the disposition). To the extent that we pay distributions from sources other than our cash flow from operations or gains from asset sales, we will have fewer funds available for investment in real estate-related loans, opportunistic real estate, real estate-related debt securities and other real estate-related investments, the overall return to our stockholders may be reduced and subsequent investors may experience dilution.
Critical Accounting Policies
Our consolidated interim financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC. There have been no significant changes to our policies during 2013.
Subsequent Events
We evaluate subsequent events up until the date the consolidated financial statements are issued.
Distributions Paid
On April 4, 2013, we paid distributions of $3.6 million to stockholders of record as of the close of business on March 22, 2013. This distribution was funded by the gain resulting from a disposition of an office building containing 151,937 rentable square feet located in Richardson, Texas on January 11, 2013 for $7.7 million. This disposition resulted in a gain of approximately $3.8 million, calculated in accordance with GAAP and reduced for a 10% noncontrolling interest held by a non-affiliate.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Third Amended and Restated Dividend Reinvestment Plan
On April 9, 2013, our board of directors approved a third amended and restated dividend reinvestment plan (the “Amended Dividend Reinvestment Plan”). Pursuant to the Amended Dividend Reinvestment Plan, in order to terminate participation in the dividend reinvestment plan, a participant must provide us with written notice.  The Amended Dividend Reinvestment Plan reduces the advance notice that a stockholder must provide in order to terminate participation in the dividend reinvestment plan from ten business days prior to the payment of a distribution to four business days prior to the last business day prior to the payment of a distribution.
There were no other changes made in the Amended Dividend Reinvestment Plan. The Amended Dividend Reinvestment Plan became effective on April 20, 2013.
Portfolio Revolving Loan Facility
On May 1, 2013, we, through our indirect wholly owned subsidiaries, entered into a four-year secured mortgage loan with Bank of America, N.A., an unaffiliated lender, for borrowings of up to $72.5 million secured by the 1800 West Loop Building and the Iron Point Business Park (the “Portfolio Revolving Loan Facility”). The Portfolio Revolving Loan Facility is comprised of $59.5 million of revolving debt and $13.0 million of non-revolving debt available to be used for tenant improvements, leasing commissions and capital improvements, subject to certain terms and conditions contained in the loan documents. At closing, we had not drawn on the Portfolio Revolving Loan Facility. The Portfolio Revolving Loan Facility matures on May 1, 2017, with an option to extend the maturity date to May 1, 2018, subject to certain conditions contained in the loan documents.  The Portfolio Revolving Loan Facility bears interest at a floating rate of 225 basis points over one-month LIBOR. Monthly payments are initially interest only. Beginning June 1, 2016, and to the extent that there are amounts outstanding under the non-revolving portion of the loan, monthly payments will include interest and principal amortization payments of $80,000 per month. The remaining principal balance and all accrued and unpaid interest and fees will be due at maturity.  We have the right to prepay the loan in whole at any time or in part from time to time, subject to the payment of certain expenses potentially incurred by the lender as a result of the prepayment and subject to certain other conditions contained in the loan documents.
KBS SOR Properties, LLC, our separate wholly owned subsidiary through which we indirectly own all of our real estate assets (“KBS SOR Properties”), provided a limited guaranty of the Portfolio Revolving Loan Facility with respect to certain potential deficiencies, losses or damages suffered by the lender resulting from certain intentional acts committed by the borrower or KBS SOR Properties in violation of the loan documents. KBS SOR Properties also provided a guaranty of the principal balance and any interest or other sums outstanding under the Portfolio Revolving Loan Facility in the event of certain bankruptcy or insolvency proceedings involving the borrower.

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
We borrow funds at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of March 31, 2013, the fair value and carrying value of our fixed rate real estate loan receivable was $22.0 million and $21.6 million, respectively. The fair value estimate of our fixed rate real estate loan receivable was estimated using an internal valuation model that considers the expected cash flows for the loans, underlying collateral values (for collateral-dependent loans) and the estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements. As of March 31, 2013, the fair value of our fixed rate debt was $31.7 million and the carrying value of our fixed rate debt was $28.9 million. The fair value estimate of our fixed rate debt was calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of March 31, 2013. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting changes in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on variable rate debt and loans receivable would change our future earnings and cash flows, but would not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. As of March 31, 2013, we were exposed to market risks related to fluctuations in interest rates on $35.8 million of variable rate loans receivable. Based on interest rates as of March 31, 2013, if interest rates were 100 basis points higher during the 12 months ending March 31, 2014, interest income would increase approximately $0.1 million.  As of March 31, 2013, one-month LIBOR was 0.2037% and a decrease in the LIBOR index would have no impact on interest income from our variable rate loan receivable due to an applicable interest rate floor.  As of March 31, 2013, we were exposed to market risks related to fluctuations in interest rates on $44.5 million of variable rate debt outstanding. Based on interest rates as of March 31, 2013, if interest rates were 100 basis points higher during the 12 months ending March 31, 2014, interest expense on our variable rate debt would increase by $0.4 million. As of March 31, 2013, one-month LIBOR was 0.2037% and if the LIBOR index was reduced to 0% during the 12 months ending March 31, 2014, interest expense on our variable rate debt would decrease by $0.1 million.
The interest rates of our fixed rate debt and variable rate debt as of March 31, 2013 were 6.3% and 2.5%, respectively.  The annual weighted effective interest rate of our fixed rate real estate loan receivable and variable rate real estate loan receivables as of March 31, 2013 was 13.0% and 15.7%, respectively. The annual weighted effective interest rate represents the effective interest rate as of March 31, 2013, using the interest method that we use to recognize interest income on our real estate loans receivable.  As of March 31, 2013, we also had an investment in a non-performing real estate loan receivable.  Changes in interest rates would not have any impact on our operations as they pertain to our non-performing real estate loan receivable.

PART I. FINANCIAL INFORMATION (CONTINUED)
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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
Please see the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC.
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

We sold 56,586,975 shares of common stock in the primary offering for gross offering proceeds of $561.8 million. As of March 31, 2013, we had sold 1,329,491 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $12.6 million. Also as of March 31, 2013, we had redeemed 95,490 of the shares sold in our offering for $0.9 million. As of March 31, 2013, we had incurred selling commissions, dealer manager fees and other organization and offering costs in the amounts set forth below. In connection with our primary offering, we paid selling commissions and dealer manager fees to KBS Capital Markets Group, and KBS Capital Markets Group reallowed all selling commissions and a portion of the dealer manager fees to participating broker-dealers. In addition, we reimburse KBS Capital Advisors and KBS Capital Markets Group for certain offering expenses.

Type of Expense Amount	Amount (in thousands)	Estimated/Actual
Selling commissions and dealer manager fees	$49,574	Actual
Finders’ fees	—	Actual
Other underwriting compensation	4,483	Actual
Other organization and offering costs (excluding underwriting compensation)	6,172	Actual
Total expenses	$60,229
Percentage of offering proceeds used to pay or reimburse affiliates for organization and offering costs and expenses	10.5%	Actual
From the commencement of our initial public offering through March 31, 2013, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $514.2 million.
We expect to use substantially all of the net proceeds from our initial public offering to invest in and manage a diverse portfolio of real estate‑related loans, opportunistic real estate, real estate‑related debt securities and other real estate‑related investments. We may use the net proceeds from the sale of shares under our dividend reinvestment plan for general corporate purposes, including, but not limited to, the redemption of shares under our share redemption program; reserves required by any financings of our investments; future funding obligations under any real estate loans receivable we acquire; the acquisition or origination of assets, which would include payment of acquisition and origination fees to our advisor; the repayment of debt; and expenses related to our investments, such as purchasing a loan senior to ours to protect our junior position in the event of a default by the borrower on the senior loan, making protective advances to preserve collateral securing a loan, or making capital and tenant improvements or paying leasing costs and commissions related to real property. As of March 31, 2013, we have used the net proceeds from our primary offering to acquire $524.4 million in real estate investments and real estate-related loans, including $7.1 million of real estate acquisition fees and expenses to affiliates and non-affiliates including costs related to the foreclosure of loans and capitalized costs related to our acquisitions.

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

•
During each calendar year, redemptions are limited to the amount of net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year (except that, as of March 31, 2013, we also have available under the share redemption program up to $1.1 million in additional funds to redeem a qualifying stockholder’s shares if the shares are being redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence;” for purposes of determining the amount of funds available for redemption under the program, redemptions for a stockholder’s death, qualifying disability or determination of incompetence, are made first from the $1.1 million before the general allocation for redemptions described above). Additionally, based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during 2012, we have $8.5 million available for all other redemptions in 2013.

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
During the three months ended March 31, 2013, we fulfilled all redemption requests and redeemed shares pursuant to the share redemption program as follows:

Month	Total Number of Shares Redeemed	Average Price Paid Per Share (1)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2013	1,075	$9.22	(2)
February 2013	5,143	$9.65	(2)
March 2013	4,328	$9.30	(2)
Total	10,546
_____________________
(1) Pursuant to the program, as amended, we will initially redeem shares as follows:

•	The lower of $9.25 or 92.5% of the price paid to acquire the shares from us for stockholders who have held their shares for at least one year;

•	The lower of $9.50 or 95.0% of the price paid to acquire the shares from us for stockholders who have held their shares for at least two years;

•	The lower of $9.75 or 97.5% of the price paid to acquire the shares from us for stockholders who have held their shares for at least three years; and

•	The lower of $10.00 or 100% of the price paid to acquire the shares from us for stockholders who have held their shares for at least four years.
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
(2) We limit the dollar value of shares that may be redeemed under the program as described above. During the three months ended March 31, 2013, we redeemed $0.1 million of common stock, which represented all redemption requests received in good order and eligible for redemption through the March 2013 redemption date. Additionally, based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during 2012 and redemptions through March 31, 2013, we have $8.5 million available for redemptions for the remainder of 2013. In addition, as of March 31, 2013, we also have available under the share redemption program up to $1.1 million in additional funds to redeem a qualifying stockholder’s shares if the shares are being redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence;” for purposes of determining the amount of funds available for redemption under the program, redemptions for a stockholder’s death, qualifying disability or determination of incompetence, are made first from the $1.1 million before the general allocation for redemptions described above.

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

4.3	Third Amended and Restated Dividend Reinvestment Plan

4.4
Second Amended and Restated Escrow Agreement, incorporated by reference to Exhibit 4.5 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, Commission File No. 333-156633

10.1	Term Loan Agreement by and between KBS SOR 156th Avenue Northeast, LLC and Bank of America, N.A., dated February 22, 2013

10.2	Promissory Note by KBS SOR 156th Avenue Northeast, LLC in favor of Bank of America, N.A., dated February 22, 2013

10.3
Deed of Trust, Assignment, Security Agreement and Fixture Filing by KBS SOR 156th Avenue Northeast, LLC in favor of PRLAP, Inc., as trustee, for the benefit of Bank of America, N.A., dated February 22, 2013

10.4	Real Estate Sale Agreement by and between TPG-Great Hills Plaza LLC, TPG-Westech 360 LLC, TPG-Park 22 LLC, and KBS Capital Advisors LLC, dated February 22, 2013

10.5	First Amendment to Real Estate Sale Agreement by and between TPG-Great Hills Plaza LLC, TPG-Westech 360 LLC, TPG-Park 22 LLC, and KBS Capital Advisors LLC, dated February 26, 2013

10.6	Assignment and Assumption of Purchase Agreement between KBS Capital Advisors LLC and KBS SOR Austin Suburban Portfolio, LLC, dated March 20, 2013

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Third Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS STRATEGIC OPPORTUNITY REIT, INC.

Date:	May 10, 2013	By:	/S/ KEITH D. HALL
Keith D. Hall
Chief Executive Officer and Director
(principal executive officer)

Date:	May 10, 2013	By:	/S/ DAVID E. SNYDER
David E. Snyder
Chief Financial Officer
(principal financial officer)