Form 10-Q
period 2013-06-30
KBS Strategic Opportunity REIT, Inc.
filed 2013-08-08
CIK 1452936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Yes  ☐  No  ☒
As of August 2, 2013, there were 58,335,957 outstanding shares of common stock of KBS Strategic Opportunity REIT, Inc.

KBS STRATEGIC OPPORTUNITY REIT, INC.
FORM 10-Q
June 30, 2013

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2013	December 31, 2012
	(unaudited)
Assets
Real estate held for investment, net	$470,150	$314,314
Real estate held for sale, net	—	3,319
Real estate loans receivable, net	95,430	71,906
Real estate securities	2,562	4,817
Total real estate and real estate-related investments, net	568,142	394,356
Cash and cash equivalents	92,748	125,960
Investment in unconsolidated joint venture	7,882	7,926
Rents and other receivables, net	5,812	2,863
Above-market leases, net	2,921	2,855
Assets related to real estate held for sale	—	118
Prepaid expenses and other assets	10,051	3,850
Total assets	$687,556	$537,928
Liabilities and equity
Notes payable:
Notes payable	$177,038	$29,411
Notes payable related to real estate held for sale	—	4,340
Total notes payable	177,038	33,751
Accounts payable and accrued liabilities	9,525	5,995
Due to affiliates	1,750	21
Below-market leases, net	3,011	2,031
Security deposits and other liabilities	4,918	2,827
Total liabilities	196,242	44,625
Commitments and contingencies (Note 13)
Redeemable common stock	11,681	9,651
Equity
KBS Strategic Opportunity REIT, Inc. stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 58,339,185 and 58,127,627 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	583	581
Additional paid-in capital	505,776	505,907
Cumulative distributions and net losses	(43,122)	(38,615)
Accumulated other comprehensive loss	(9)	(13)
Total KBS Strategic Opportunity REIT, Inc. stockholders’ equity	463,228	467,860
Noncontrolling interests	16,405	15,792
Total equity	479,633	483,652
Total liabilities and equity	$687,556	$537,928
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Rental income	$10,069	$2,798	$18,206	$5,629
Tenant reimbursements	2,240	256	3,208	540
Interest income from real estate loans receivable	2,198	—	3,726	—
Interest income from real estate securities	20	237	56	669
Other operating income	298	24	599	50
Total revenues	14,825	3,315	25,795	6,888
Expenses:
Operating, maintenance, and management	5,094	1,518	8,828	2,898
Real estate taxes and insurance	2,296	596	3,789	1,097
Asset management fees to affiliate	966	343	1,728	628
Real estate acquisition fees to affiliate	854	80	1,612	80
Real estate acquisition fees and expenses	214	—	487	—
General and administrative expenses	875	1,211	1,696	1,856
Depreciation and amortization	6,012	1,646	10,596	3,374
Interest expense	957	567	1,693	1,195
Total expenses	17,268	5,961	30,429	11,128
Other income:
Other interest income	14	26	45	46
(Loss) gain from extinguishment of debt	—	(16)	—	581
Total other income	14	10	45	627
Loss from continuing operations	(2,429)	(2,636)	(4,589)	(3,613)
Discontinued operations:
Gain on sale of real estate, net	—	50	4,225	595
Loss from discontinued operations	—	(222)	(323)	(495)
Total (loss) income from discontinued operations	—	(172)	3,902	100
Net loss	(2,429)	(2,808)	(687)	(3,513)
Net loss (income) attributable to noncontrolling interests	86	99	(244)	21
Net loss attributable to common stockholders	$(2,343)	$(2,709)	$(931)	$(3,492)
Basic and diluted (loss) income per common share:
Continuing operations	$(0.04)	$(0.08)	$(0.08)	$(0.14)
Discontinued operations	—	(0.01)	0.06	0.01
Net loss per common share	$(0.04)	$(0.09)	$(0.02)	$(0.13)
Weighted-average number of common shares outstanding, basic and diluted	58,338,103	29,197,809	58,232,276	26,586,148
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net loss	$(2,429)	$(2,808)	$(687)	$(3,513)
Other comprehensive (loss) income:
Unrealized (loss) gain on real estate securities	(2)	(182)	4	160
Total other comprehensive (loss) income	(2)	(182)	4	160
Total comprehensive loss	(2,431)	(2,990)	(683)	(3,353)
Total comprehensive loss (income) attributable to noncontrolling interests	86	99	(244)	21
Total comprehensive loss attributable to common stockholders	$(2,345)	$(2,891)	$(927)	$(3,332)
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Year Ended December 31, 2012 and the Six Months Ended June 30, 2013 (unaudited)
(dollars in thousands)

			Additional Paid-in Capital	Cumulative Distributions and Net Losses	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Common Stock
	Shares	Amounts
Balance, December 31, 2011	22,214,815	$222	$188,817	$(15,968)	$(46)	$173,025	$13,519	$186,544
Net loss	—	—	—	(9,762)	—	(9,762)	(333)	(10,095)
Other comprehensive loss	—	—	—	—	33	33	—	33
Issuance of common stock	35,993,756	360	356,974	—	—	357,334	—	357,334
Transfers to redeemable common stock	—	—	(4,360)	—	—	(4,360)	—	(4,360)
Redemptions of common stock	(80,944)	(1)	(754)	—	—	(755)	—	(755)
Distributions declared	—	—	—	(12,885)	—	(12,885)	—	(12,885)
Commissions on stock sales and related dealer manager fees to affiliate	—	—	(31,134)	—	—	(31,134)	—	(31,134)
Other offering costs	—	—	(3,636)	—	—	(3,636)	—	(3,636)
Noncontrolling interests contributions	—	—	—	—	—	—	2,630	2,630
Distribution to noncontrolling interest	—	—	—	—	—	—	(24)	(24)
Balance, December 31, 2012	58,127,627	$581	$505,907	$(38,615)	$(13)	$467,860	$15,792	$483,652
Net income (loss)	—	—	—	(931)	—	(931)	244	(687)
Other comprehensive income	—	—	—	—	4	4	—	4
Issuance of common stock	246,484	2	2,338	—	—	2,340	—	2,340
Transfers to redeemable common stock	—	—	(2,030)	—	—	(2,030)	—	(2,030)
Redemptions of common stock	(34,926)	—	(330)	—	—	(330)	—	(330)
Distributions declared	—	—	—	(3,576)	—	(3,576)	—	(3,576)
Other offering costs	—	—	(109)	—	—	(109)	—	(109)
Noncontrolling interests contributions	—	—	—	—	—	—	593	593
Distributions to noncontrolling interest	—	—	—	—	—	—	(224)	(224)
Balance, June 30, 2013	58,339,185	$583	$505,776	$(43,122)	$(9)	$463,228	$16,405	$479,633
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2013	2012
Cash Flows from Operating Activities:
Net loss	$(687)	$(3,513)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization:
Continuing operations	10,596	3,374
Discontinued operations	—	37
Non-cash interest income on real estate related investments	(1,956)	—
Gain on sale of real estate, net	(4,225)	(595)
Gain from extinguishment of debt	—	(581)
Deferred rent	(2,024)	(760)
Amortization of above- and below-market leases, net	341	559
Amortization of deferred financing costs	324	151
Interest accretion on real estate securities	24	574
Changes in assets and liabilities:
Rents and other receivables	(978)	(190)
Prepaid expenses and other assets	(1,878)	(1,218)
Accounts payable and accrued liabilities	3,074	881
Due to affiliates	(21)	63
Security deposits and other liabilities	2,091	558
Net cash provided by (used in) operating activities	4,681	(660)
Cash Flows from Investing Activities:
Acquisitions of real estate	(159,028)	—
Improvements to real estate	(6,472)	(2,304)
Proceeds from sales of real estate, net	7,545	1,845
Investments in real estate loans receivable	(21,568)	(35,700)
Principal repayments on real estate securities	2,235	21,883
Investment in unconsolidated joint venture	—	(8,000)
Net cash used in investing activities	(177,288)	(22,276)
Cash Flows from Financing Activities:
Proceeds from notes payable	154,494	1,093
Payments on notes payable	(11,207)	(2,896)
Payments of deferred financing costs	(2,511)	(12,024)
Proceeds from issuance of common stock	—	96,449
Payments to redeem common stock	(330)	(290)
Payments of commissions on stock sales and related dealer manager fees	—	(8,767)
Payments of other offering costs	(184)	(1,581)
Distributions paid	(1,236)	(417)
Noncontrolling interests contributions	593	1,075
Distributions to noncontrolling interest	(224)	—
Net cash provided by financing activities	139,395	72,642
Net (decrease) increase in cash and cash equivalents	(33,212)	49,706
Cash and cash equivalents, beginning of period	125,960	86,379
Cash and cash equivalents, end of period	$92,748	$136,085
Supplemental Disclosure of Cash Flow Information:
Interest paid	$1,396	$1,206
Supplemental Disclosure of Noncash Transactions:
Increase in other offering costs payable	$—	$143
Increase in lease incentive payable	$435	$—
Increase in capital expenses payable	$151	$—
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$2,340	$808
Escrow deposit for future real estate due to affiliates	$1,750	$—
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
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
The Company intends to use substantially all of the net proceeds from the Offering to invest in and manage a diverse portfolio of real estate-related loans, opportunistic real estate, real estate-related debt securities and other real estate-related investments. Such investments have included, and are expected to continue to include, non-performing loans (which have resulted in, and may continue to result in, the acquisition of the underlying property securing the loan through foreclosure or similar processes), non-stabilized or undeveloped properties, commercial mortgage backed securities (“CMBS”) and other opportunistic real estate-related assets. The Company may also invest in entities that make similar investments. As of June 30, 2013, the Company owned nine office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 43 acres of undeveloped land, one office portfolio consisting of three office properties, one industrial/flex property, one retail property, 1,375 acres of undeveloped land, two investments in CMBS, three first mortgage loans and one investment in an unconsolidated joint venture.
The Company sold 56,584,976 shares of common stock in its primary offering for gross offering proceeds of $561.7 million. As of June 30, 2013, the Company had sold 1,575,836 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $15.0 million. Also, as of June 30, 2013, the Company had redeemed 117,870 shares sold in the Offering for $1.1 million. Additionally, on December 29, 2011 and October 23, 2012, the Company issued 220,994 shares and 55,249 shares of common stock, respectively, for $2.0 million and $0.5 million, respectively, in private transactions exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933.

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2013
(unaudited)

Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the FASB ASC and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.
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
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three and six months ended June 30, 2013 and 2012.
Distributions declared per share were $0.062 during the six months ended June 30, 2013 and $0.025 and $0.048 during the three and six months ended June 30, 2012, respectively. No distributions were declared during the three months ended June 30, 2013.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2013
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

3.	RECENT ACQUISITIONS OF REAL ESTATE
During the six months ended June 30, 2013, the Company acquired the following properties (in thousands):

						Intangibles
Property Name	City	State	Acquisition Date	Land	Building and Improvements	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities	Total Purchase Price
Austin Suburban Portfolio	Austin	TX	03/28/2013	$8,288	$62,321	$5,424	$158	$(1,410)	$74,781
Westmoor Center	Westminster	CO	06/12/2013	10,058	63,134	10,376	781	(102)	84,247
				$18,346	$125,455	$15,800	$939	$(1,512)	$159,028
The intangible assets and liabilities acquired in connection with these acquisitions have weighted-average amortization periods as of the date of acquisition as follows (in years):

	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities
Austin Suburban Portfolio	3.5	1.4	2.7
Westmoor Center	4.1	4.1	4.3
The Company recorded each real estate acquisition as a business combination and expensed $2.1 million of total acquisition costs. For the six months ended June 30, 2013, the Company recognized $3.1 million of total revenues and $1.8 million of operating expenses from these properties.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2013
(unaudited)

4.	REAL ESTATE HELD FOR INVESTMENT
As of June 30, 2013, the Company owned nine office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 43 acres of undeveloped land, one office portfolio consisting of three office properties, one industrial/flex property and one retail property encompassing, in the aggregate, approximately 3.8 million rentable square feet. As of June 30, 2013, these properties were 64% occupied. In addition, the Company owned 1,375 acres of undeveloped land. The following table summarizes the Company’s real estate investments as of June 30, 2013 and December 31, 2012, respectively (in thousands):

	June 30, 2013	December 31, 2012
Land	$111,859	$92,559
Buildings and improvements	337,843	207,208
Tenant origination and absorption costs	37,690	22,998
Total real estate, cost	487,392	322,765
Accumulated depreciation and amortization	(17,242)	(8,451)
Total real estate, net	$470,150	$314,314
The following table provides summary information regarding the properties owned by the Company as of June 30, 2013 (in thousands):

Property	Date Acquired or Foreclosed on	City	State	Property Type	Land	Building and Improvements	Tenant Origination and Absorption	Total Real Estate at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net	Ownership %
Village Overlook Buildings	08/02/2010	Stockbridge	GA	Office	$440	$1,335	$—	$1,775	$(200)	$1,575	100.0%
Academy Point Atrium I	11/03/2010	Colorado Springs	CO	Office	1,650	2,950	—	4,600	(296)	4,304	100.0%
Northridge Center I & II	03/25/2011	Atlanta	GA	Office	2,234	4,756	122	7,112	(661)	6,451	100.0%
Iron Point Business Park	06/21/2011	Folsom	CA	Office	2,670	17,760	240	20,670	(1,381)	19,289	100.0%
Roseville Commerce Center	06/27/2011	Roseville	CA	Industrial/Flex	1,147	2,410	360	3,917	(315)	3,602	100.0%
1635 N. Cahuenga Building	08/03/2011	Los Angeles	CA	Office	3,112	4,578	347	8,037	(654)	7,383	70.0%
Richardson Portfolio:
Palisades Central I	11/23/2011	Richardson	TX	Office	1,037	7,491	1,410	9,938	(1,278)	8,660	90.0%
Palisades Central II	11/23/2011	Richardson	TX	Office	810	16,222	2,050	19,082	(2,186)	16,896	90.0%
Greenway I	11/23/2011	Richardson	TX	Office	561	2,045	—	2,606	(120)	2,486	90.0%
Greenway III	11/23/2011	Richardson	TX	Office	702	3,782	943	5,427	(722)	4,705	90.0%
Undeveloped Land	11/23/2011	Richardson	TX	Undeveloped Land	5,761	—	—	5,761	—	5,761	90.0%
Total Richardson Portfolio					8,871	29,540	4,403	42,814	(4,306)	38,508
Park Highlands	12/30/2011	North Las Vegas	NV	Undeveloped Land	23,787	—	—	23,787	—	23,787	50.1%
Bellevue Technology Center	07/31/2012	Bellevue	WA	Office	25,506	48,709	4,866	79,081	(3,201)	75,880	100.0%
Powers Ferry Landing East	09/24/2012	Atlanta	GA	Office	4,261	11,436	1,015	16,712	(866)	15,846	100.0%
1800 West Loop	12/04/2012	Houston	TX	Office	8,360	54,574	5,787	68,721	(2,037)	66,684	100.0%
West Loop I & II	12/07/2012	Houston	TX	Office	7,300	26,517	3,653	37,470	(1,453)	36,017	100.0%
Burbank Collection	12/12/2012	Burbank	CA	Retail	4,175	7,725	1,108	13,008	(284)	12,724	90.0%
Austin Suburban Portfolio	03/28/2013	Austin	TX	Office	8,288	62,419	5,413	76,120	(1,313)	74,807	100.0%
Westmoor Center	06/12/2013	Westminster	CO	Office	10,058	63,134	10,376	83,568	(275)	83,293	100.0%
					$111,859	$337,843	$37,690	$487,392	$(17,242)	$470,150

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2013
(unaudited)

Operating Leases
Certain of the Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of June 30, 2013, the leases, excluding options to extend, had remaining terms of up to 10.5 years with a weighted-average remaining term of 3.6 years. Some of the leases have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from tenants in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash and assumed in real estate acquisitions or foreclosures related to tenant leases are included in security deposits and other liabilities in the accompanying consolidated balance sheets and totaled $2.7 million and $1.4 million as of June 30, 2013 and December 31, 2012, respectively.
During the six months ended June 30, 2013 and 2012, the Company recognized deferred rent from tenants of $2.0 million and $0.8 million, respectively, net of lease incentive amortization. As of June 30, 2013 and December 31, 2012, the cumulative deferred rent receivable balance, including unamortized lease incentive receivables, was $4.8 million and $2.4 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The Company records property operating expense reimbursements due from tenants for common area maintenance, real estate taxes, and other recoverable costs in the period the related expenses are incurred.
As of June 30, 2013, the future minimum rental income from the Company’s properties under non-cancelable operating leases was as follows (in thousands):

July 1, 2013 through December 31, 2013	$19,853
2014	39,985
2015	36,865
2016	31,557
2017	23,842
Thereafter	36,996
$189,098
As of June 30, 2013, the Company’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Finance	30	$5,791	12.8%
Computer System Design & Programming	27	5,371	11.9%
Insurance	18	4,620	10.2%
		$15,782	34.9%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of June 30, 2013, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
No other tenant industries accounted for more than 10% of annualized base rent. No material tenant credit issues have been identified at this time.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2013
(unaudited)

Geographic Concentration Risk
As of June 30, 2013, the Company’s real estate investments in Texas, Colorado and Washington represented 31.4%, 12.7% and 11.0% of the Company’s total assets, respectively.  As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the Texas, Colorado and Washington real estate markets.  Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.

5.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW‑MARKET LEASE LIABILITIES
As of June 30, 2013 and December 31, 2012, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Cost	$37,690	$22,998	$4,264	$3,994	$(3,654)	$(2,157)
Accumulated Amortization	(6,094)	(3,288)	(1,343)	(1,139)	643	126
Net Amount	$31,596	$19,710	$2,921	$2,855	$(3,011)	$(2,031)
Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three and six months ended June 30, 2013 and 2012 are as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended June 30,		For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2013	2012	2013	2012	2013	2012
Amortization	$(2,159)	$(779)	$(439)	$(313)	$342	$33

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Six Months Ended June 30,		For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012	2013	2012
Amortization	$(3,916)	$(1,631)	$(873)	$(628)	$532	$69

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2013
(unaudited)

6.	REAL ESTATE LOANS RECEIVABLE
As of June 30, 2013 and December 31, 2012, the Company, through wholly owned subsidiaries, had invested in or originated real estate loans receivable as set forth below (in thousands):

Loan Name Location of Related Property or Collateral	Date Acquired/ Originated	Property Type	Loan Type	Outstanding Principal Balance as of June 30, 2013 (1)	Book Value as of June 30, 2013 (2)	Book Value as of December 31, 2012 (2)	Contractual Interest Rate (3)	Annualized Effective Interest Rate (3)	Maturity Date
1180 Raymond First Mortgage
Newark, New Jersey	03/14/2012	Multifamily	Non-Performing Mortgage (4)	$55,583	$35,672	$35,678	(4)	(4)	06/01/2018	(4)
Ponte Palmero First Mortgage
Cameron Park, California	09/13/2012	Retirement Community	Mortgage	37,195	38,073	36,228	One-Month LIBOR + 10.00% (5)	15.7%	10/01/2015
University House First Mortgage
New York, New York	03/20/2013	Student Housing Facility	Mortgage	22,000	21,685	—	11.0%	13.0%	04/01/2014
				$114,778	$95,430	$71,906
_____________________
(1) Outstanding principal balance as of June 30, 2013 represents original principal balance outstanding under the loan, increased for any subsequent fundings, including interest income deferred until maturity.
(2) Book value of the real estate loans receivable represents outstanding principal balance adjusted for unamortized acquisition discounts, origination fees and direct origination and acquisition costs and additional interest accretion.
(3) Contractual interest rates are the stated interest rates on the face of the loans. Annualized effective interest rates are calculated as the actual interest income recognized in 2013, using the interest method annualized (if applicable) and divided by the average amortized cost basis of the investment. The annualized effective interest rates and contractual interest rates presented are as of June 30, 2013.
(4) Upon acquisition, the Company did not expect the non-performing mortgage to perform in accordance with its contractual terms, including the repayment of the principal amount outstanding under the loan, the payment of interest at the stated amount on the face of the note or the repayment of the loan upon its maturity date. Accordingly, the Company placed the loan on non-accrual status and did not record any interest income relating to this loan during the three months and six months ended June 30, 2013 and 2012.
(5) Under the terms of the Ponte Palmero First Mortgage, the loan bears interest as follows: a floating rate of 1,000 basis points over one-month LIBOR during the first 12 months of the term of the loan, but at no point shall the interest rate be less than 11.0%; a floating rate of 1,200 basis points over one-month LIBOR during the 13th through 24th months of the term of the loan, but at no point shall the interest rate be less than 13.0%; a floating rate of 1,700 basis points over one-month LIBOR, during the 25th through 36th months of the term of the loan, but at no point shall the interest rate be less than 18.0%. The borrower is required to make monthly interest payments equal to a base interest rate of 500 basis points over one-month LIBOR, but at no point shall the base interest rate be less than 6.0%. The outstanding principal balance, accrued interest and the deferred interest, which shall accrue monthly but may not be compounded, are due at maturity. During the six months ended June 30, 2013, the Company recognized $2.9 million of interest income from its investment in the Ponte Palmero First Mortgage Loan, including $0.9 million of the contractual interest that is deferred until maturity.
The following summarizes the activity related to the real estate loans receivable for the six months ended June 30, 2013 (in thousands):

Real estate loans receivable - December 31, 2012	$71,906
Face value of real estate loan receivable originated	22,000
Closing costs and origination fees on origination of real estate loan receivable	(432)
Deferred interest receivable and interest accretion	1,758
Accretion of closing costs and origination fees on real estate loans receivable, net	198
Real estate loans receivable - June 30, 2013	$95,430

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2013
(unaudited)

For the three and six months ended June 30, 2013, interest income from real estate loans receivable consisted of the following (in thousands):

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Contractual interest income (including deferred interest)	$1,606	$2,670
Interest accretion	450	858
Accretion of closing costs and origination fees, net	142	198
Interest income from real estate loans receivable	$2,198	$3,726

7.	REAL ESTATE SECURITIES
As of June 30, 2013, the Company had invested in CMBS as follows (dollars in thousands):

Description	Credit Rating	Scheduled Maturity	Coupon Rate	Face Amount	Amortized Cost Basis	Unrealized Gains (Losses)	Fair Value
CMBS	AAA	05/10/2043	4.54%	$1,819	$1,839	$(7)	$1,832
CMBS	AAA	08/15/2038	5.10%	731	732	(2)	730
				$2,550	$2,571	$(9)	$2,562
As of June 30, 2013, the Company determined the fair value of the fixed rate CMBS to be $2.6 million, resulting in unrealized gains of $4,000 for the six months ended June 30, 2013. During the six months ended June 30, 2013, the Company did not recognize any other-than-temporary impairments on its real estate securities. It is difficult to predict the timing or magnitude of other-than-temporary impairments and significant judgments are required in determining impairments, including, but not limited to, assumptions regarding estimated prepayments, losses and changes in interest rates. As a result, actual realized losses could materially differ from these estimates.
The following summarizes the activity related to real estate securities for the six months ended June 30, 2013 (in thousands):

	Amortized Cost Basis	Unrealized Gain (Loss)	Total
Real estate securities - December 31, 2012	$4,830	$(13)	$4,817
Principal repayments received on real estate securities	(2,235)	—	(2,235)
Unrealized gains	—	4	4
Amortization of premium on securities	(24)	—	(24)
Real estate securities - June 30, 2013	$2,571	$(9)	$2,562

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2013
(unaudited)

8.	REAL ESTATE HELD FOR SALE AND DISCONTINUED OPERATIONS
The operations of properties held for sale or to be disposed of and the aggregate net gains recognized upon their disposition are presented as discontinued operations in the accompanying consolidated statements of operations for all periods presented. During the year ended December 31, 2012, the Company disposed of one office building and four parcels of partially improved land encompassing 6.0 acres (which were sold during the six months ended June 30, 2012). During the six months ended June 30, 2013, the Company disposed of one office building. The following table summarizes operating income from discontinued operations for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Total revenues and other income	$—	$1	$—	$3
Total expenses	—	223	323	498
Loss from discontinued operations before gain on sales of real estate	—	(222)	(323)	(495)
Gain on sales of real estate, net	—	50	4,225	595
(Loss) income from discontinued operations	$—	$(172)	$3,902	$100
As of June 30, 2013, the Company had no real estate held for sale.

9.	NOTES PAYABLE
As of June 30, 2013 and December 31, 2012, the Company’s notes payable consisted of the following (dollars in thousands):

	Principal as of June 30, 2013	Principal as of December 31, 2012	Contractual Interest Rate as of June 30, 2013 (1)	Effective Interest Rate at June 30, 2013 (1)	Payment Type		Maturity Date (2)
Richardson Portfolio Mortgage Loan (3)	$29,920	$33,751	(3)	6.25%	Interest Only		11/30/2015
Bellevue Technology Center Mortgage Loan (4)	44,450	—	One-Month LIBOR + 2.25%	2.44%	Interest Only	(4)	03/01/2017
Portfolio Revolving Loan Facility (5)	22,000	—	One-Month LIBOR + 2.25%	2.44%	Interest Only	(5)	05/01/2017
Portfolio Mortgage Loan (6)	80,668	—	One-Month LIBOR + 2.50%	2.69%	Interest Only	(6)	07/01/2017
Total Notes Payable	$177,038	$33,751
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of June 30, 2013. Effective interest rate is calculated as the actual interest rate in effect as of June 30, 2013 (consisting of the contractual interest rate and contractual floor rates), using interest rate indices at June 30, 2013, where applicable.
(2) Represents the initial maturity date or the maturity date as extended as of June 30, 2013; subject to certain conditions, the maturity dates of certain loans may be extended beyond the date shown.
(3) On November 23, 2011, the Richardson Joint Venture entered into a four-year mortgage loan for borrowings up to $46.1 million. At closing, $29.5 million (the “Initial Funding”) had been disbursed to the Richardson Joint Venture and $16.6 million (the “Holdback”) remained available for future disbursements, subject to certain conditions set forth in the loan agreement. On January 11, 2013, the Company sold one of the properties included in the Richardson Portfolio and repaid $5.2 million of the Initial Funding. As of June 30, 2013, the outstanding principal balance was $29.9 million and $10.0 million of the Holdback remains available for future disbursements, subject to certain conditions set forth in the loan agreement. Interest on the Initial Funding is calculated at a fixed rate of 6.25% during the initial term of the loan. Interest on the Holdback is calculated at a variable annual rate of 400 basis points over three-month LIBOR, but at no point shall the interest rate be less than 6.25%.
(4) On February 22, 2013, the Company entered into a four-year mortgage loan for borrowings up to $53.0 million. As of June 30, 2013, $44.5 million had been disbursed to the Company and the remaining $8.5 million is available for future disbursements to be used for tenant improvements, leasing commissions and capital improvements, subject to certain conditions contained in the loan documents.
(5) See “Recent Transactions- Portfolio Revolving Loan Facility” below.
(6) See “Recent Transactions- Portfolio Mortgage Loan” below.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2013
(unaudited)

During the three and six months ended June 30, 2013, the Company incurred $1.0 million and $1.7 million of interest expense, respectively. During the three and six months ended June 30, 2012, the Company incurred $0.6 million and $1.2 million of interest expense, respectively. Included in interest expense for the three and six months ended June 30, 2013 was $0.1 million and $0.2 million of amortization of deferred financing costs, respectively. Included in interest expense for the three and six months ended June 30, 2012, was $0.1 million of amortization of deferred financing costs, respectively. As of June 30, 2013 and December 31, 2012, the Company’s deferred financing costs were $3.1 million and $0.7 million, respectively, net of amortization. As of June 30, 2013 and December 31, 2012, the Company’s interest payable was $0.2 million and $3,000, respectively.
The following is a schedule of maturities for all notes payable outstanding as of June 30, 2013 (in thousands):

July 1, 2013 through December 31, 2013	$—
2014	—
2015	29,920
2016	—
2017	147,118
Thereafter	—
$177,038
The Company’s notes payable contain financial debt covenants. As of June 30, 2013, the Company was in compliance with all of these debt covenants.
Recent Transactions
Portfolio Revolving Loan Facility
On May 1, 2013, the Company, through its indirect wholly owned subsidiaries, entered into a four-year secured mortgage loan with Bank of America, N.A., an unaffiliated lender, for borrowings of up to $72.5 million secured by the 1800 West Loop Building and the Iron Point Business Park (the “Portfolio Revolving Loan Facility”). The Portfolio Revolving Loan Facility is comprised of $59.5 million of revolving debt and $13.0 million of non-revolving debt available to be used for tenant improvements, leasing commissions and capital improvements, subject to certain terms and conditions contained in the loan documents. As of June 30, 2013, the Company had drawn $22.0 million of revolving debt. As of June 30, 2013, the Company had $50.5 million available for future disbursements consisting of $37.5 million of revolving debt and $13.0 million of non-revolving debt, subject to certain terms and conditions contained in the loan documents. The Portfolio Revolving Loan Facility matures on May 1, 2017, with an option to extend the maturity date to May 1, 2018, subject to certain conditions contained in the loan documents.  The Portfolio Revolving Loan Facility bears interest at a floating rate of 225 basis points over one-month LIBOR. Monthly payments are initially interest only. Beginning June 1, 2016, and to the extent that there are amounts outstanding under the non-revolving portion of the loan, monthly payments will include interest and principal amortization payments of $80,000 per month. The remaining principal balance and all accrued and unpaid interest and fees will be due at maturity.  The Company has the right to prepay the loan in whole at any time or in part from time to time, subject to the payment of certain expenses potentially incurred by the lender as a result of the prepayment and subject to certain other conditions contained in the loan documents.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2013
(unaudited)

Portfolio Mortgage Loan
On June 26, 2013, the Company, through its indirect wholly owned subsidiaries, entered into a four-year secured mortgage loan with Bank of America, N.A., an unaffiliated lender, for borrowings of up to $120.0 million secured by Northridge Center I & II, Powers Ferry Landing East, West Loop I & II and the Austin Suburban Portfolio (the “Portfolio Mortgage Loan”). As of June 30, 2013, $80.7 million had been disbursed to the Company with the remaining $39.3 million available for future disbursements to be used for tenant improvements, leasing commissions and capital improvements, subject to certain terms and conditions contained in the loan documents. The Portfolio Mortgage Loan matures on July 1, 2017, with an option to extend the maturity date to July 1, 2018, subject to certain conditions contained in the loan documents.  The Portfolio Mortgage Loan bears interest at a floating rate of 250 basis points over one-month LIBOR and would bear interest at a floating rate of 225 basis points over one-month LIBOR if the properties securing the Portfolio Mortgage Loan meet a debt service coverage ratio of at least 1.25 to 1.00. Monthly payments are initially interest only. Beginning July 1, 2016, monthly payments will include principal and interest with principal payments calculated using an amortization schedule of 30 years and an annual interest rate of 6.0%. The remaining principal balance and all accrued and unpaid interest and fees will be due at maturity.  The Company has the right to prepay the loan in whole at any time or in part from time to time, subject to the payment of certain expenses potentially incurred by the lender as a result of the prepayment and subject to certain other conditions contained in the loan documents.
KBS SOR Properties provided a guaranty of 25% of the outstanding principal balance of the Portfolio Mortgage Loan. KBS SOR Properties also provided a guaranty of the Portfolio Mortgage Loan with respect to certain potential deficiencies, losses or damages suffered by the lender resulting from certain intentional acts committed by the borrowers or KBS SOR Properties in violation of the loan documents, or in the event of certain bankruptcy or insolvency proceedings involving the borrowers or KBS SOR Properties.

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
June 30, 2013
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
Real estate loans receivable: The Company’s real estate loans receivable are presented in the accompanying consolidated balance sheets at their amortized cost net of recorded loan loss reserves and not at fair value. The fair values of real estate loans receivable are estimated using an internal valuation model that considers the expected cash flows for the loans, underlying collateral values (for collateral dependent loans) and estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements. The Company classifies these inputs as Level 3 inputs.
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
Notes payable: The fair values of the Company’s notes payable are estimated using a discounted cash flow analysis based on management’s estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio, type of collateral and other credit enhancements. Additionally, when determining the fair value of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available, the Company measures fair value using (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as assets or (ii) another valuation technique that is consistent with the principles of fair value measurement, such as the income approach or the market approach. The Company classifies these inputs as Level 3 inputs.
The following were the carrying amounts and fair values of the Company’s financial instruments as of June 30, 2013 and December 31, 2012, which carrying amounts do not approximate the fair values (in thousands):

	June 30, 2013			December 31, 2012
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Real estate loans receivable	$114,778	$95,430	$95,586	$92,334	$71,906	$70,750
Financial liabilities:
Notes payable	$177,038	$177,038	$182,083	$33,751	$33,751	$35,928

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2013
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
During the six months ended June 30, 2013, the Company measured the following assets at fair value on a recurring basis (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
CMBS	$2,562	$—	$2,562	$—

11.	RELATED PARTY TRANSACTIONS
The Advisory Agreement entitles the Advisor and the Dealer Manager Agreement previously entitled the Dealer Manager to specified fees upon the provision of certain services with regard to the Offering, the investment of funds in real estate and real estate‑related investments, and the disposition of real estate and real estate-related investments (including the discounted payoff of non-performing loans) among other services, as well as reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company and certain costs incurred by the Advisor in providing services to the Company. The Company also entered into a fee reimbursement agreement (the “AIP Reimbursement Agreement”) with the Dealer Manager pursuant to which the Company agreed to reimburse the Dealer Manager for certain fees and expenses it incurs for administering the Company’s participation in the Depository Trust & Clearing Corporation Alternative Investment Product Platform with respect to certain accounts of the Company’s investors serviced through the platform. The Advisor and Dealer Manager also serve as the advisor and dealer manager, respectively, for KBS Real Estate Investment Trust, Inc. (“KBS REIT I”), KBS Real Estate Investment Trust II, Inc., KBS Real Estate Investment Trust III, Inc. and KBS Legacy Partners Apartment REIT, Inc. During the three and six months ended June 30, 2013 and 2012, no transactions occurred between the Company and these other KBS-sponsored programs, except that on May 18, 2012, the Company entered into a joint venture in which KBS REIT I owns a participation interest. However, KBS REIT I does not have any equity interest in the Joint Venture. None of the other joint venture partners are affiliated with the Company or the Advisor.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2013
(unaudited)

Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three and six months ended June 30, 2013 and 2012, respectively, and any related amounts payable as of June 30, 2013 and December 31, 2012 (in thousands):

	Incurred				Payable as of
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
	2013	2012	2013	2012	2013	2012
Expensed
Asset management fees (1)	$966	$348	$1,730	$638	$—	$—
Real estate acquisition fees	854	80	1,612	80	—	—
Reimbursable operating expenses (2)	33	20	58	36	—	21
Disposition fees	—	8	77	21	—	—

Additional Paid-in Capital
Selling commissions	—	3,463	—	5,874	—	—
Dealer manager fees	—	1,679	—	2,893	—	—
Reimbursable other offering costs	—	401	—	806	—	—

Capitalized
Acquisition and origination fees on real estate loans receivable	—	—	220	352	—	—
Escrow deposit for future real estate (3)	1,750	—	1,750	—	1,750	—
	$3,603	$5,999	$5,447	$10,700	$1,750	$21
_____________________
(1) Amounts include asset management fees from discontinued operations.
(2) The Advisor may seek reimbursement for certain employee costs under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $33,000 and $20,000 for the three months ended June 30, 2013 and 2012, respectively, and $58,000 and $36,000 for the six months ended June 30, 2013 and 2012, respectively, and were the only employee costs reimbursed under the Advisory Agreement during these periods. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers.
(3) On June 28, 2013, the Advisor assigned the purchase and sale agreement related to the Central Building for $1.8 million to the Company, which is the amount of the deposit paid by the Advisor under the purchase and sale agreement, and on July 10, 2013, the Company completed the acquisition of the Central Building, see "-Subsequent Events - Acquisitions Subsequent to June 30, 2013 - Central Building."

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2013
(unaudited)

12.	PRO FORMA FINANCIAL INFORMATION
The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the three and six months ended June 30, 2013 and 2012. The Company acquired one office portfolio consisting of three office properties and one office property during the six months ended June 30, 2013, which were accounted for as business combinations. The following unaudited pro forma information for the three and six months ended June 30, 2013 and 2012 has been prepared to give effect to the acquisitions of the Austin Suburban Portfolio and Westmoor Center as if the acquisitions had occurred on January 1, 2012. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had these acquisitions occurred on this date, nor does it purport to predict the results of operations for future periods (in thousands, except share and per share amounts).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Revenues	$17,194	$8,413	$33,428	$17,084
Depreciation and amortization	$6,899	$3,245	$13,590	$6,572
Net (loss) income	$(1,179)	$(2,327)	$1,288	$(2,728)
Net (loss) income per common share, basic and diluted	$(0.02)	$(0.05)	$0.02	$(0.06)
Weighted-average number of common shares outstanding, basic and diluted	58,339,185	46,956,579	58,339,185	44,344,918
The unaudited pro forma information for the three and six months ended June 30, 2013 was adjusted to exclude $1.1 million and $2.1 million, respectively, of acquisition costs incurred in 2013 in connection with the acquisitions of the above properties.

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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Although there can be no assurance, the Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations as of June 30, 2013. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2013
(unaudited)

14.	EARNINGS PER SHARE
The following table presents the computation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator
Loss from continuing operations	$(2,429)	$(2,636)	$(4,589)	$(3,613)
Loss (income) from continuing operations attributable to noncontrolling interests	86	77	154	(27)
Loss from continuing operations attributable to common stockholders	(2,343)	(2,559)	(4,435)	(3,640)
Total (loss) income from discontinued operations	—	(172)	3,902	100
Total loss (income) from discontinued operations attributable to noncontrolling interests	—	22	(398)	48
Total (loss) income from discontinued operations attributable to common stockholders	—	(150)	3,504	148
Net loss attributable to common stockholders	$(2,343)	$(2,709)	$(931)	$(3,492)

Denominator
Weighted-average number of common shares outstanding, basic and diluted	58,338,103	29,197,809	58,232,276	26,586,148

Basic and diluted income (loss) per common share:
Continuing operations	$(0.04)	$(0.08)	$(0.08)	$(0.14)
Discontinued operations	—	(0.01)	0.06	0.01
Net loss per common share	$(0.04)	$(0.09)	$(0.02)	$(0.13)

15.	SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Acquisitions Subsequent to June 30, 2013
Central Building
On July 10, 2013, the Company, through an indirect wholly owned subsidiary, acquired an office building containing 191,784 rentable square feet located on approximately 0.6 acres of land in Seattle, Washington (the “Central Building”).  The seller is not affiliated with the Company or KBS Capital Advisors LLC, the Company’s external advisor. The purchase price of the Central Building was $34.5 million plus closing costs.  The Company funded the purchase of the Central Building with proceeds from its initial public offering, but may later place mortgage debt on this property.  The Central Building was built in 1907 and renovated from 2002 through 2007 and was 82% leased at acquisition. The Company has yet to allocate the purchase price of the property to the fair value of the tangible assets and identifiable intangible assets and liabilities.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2013
(unaudited)

50 Congress Street
On July 11, 2013, the Company, through an indirect wholly owned subsidiary, acquired an office building containing 179,872 rentable square feet located on approximately 0.4 acres of land in Boston, Massachusetts (“50 Congress Street”).  The seller is not affiliated with the Company or KBS Capital Advisors LLC, the Company’s external advisor. The purchase price of 50 Congress Street was $51.0 million plus closing costs.  The Company funded the purchase of 50 Congress Street with proceeds from its initial public offering, but may later place mortgage debt on this property.  50 Congress Street was built in two phases in 1910 and 1915 and was 88% leased at acquisition.  The Company has yet to allocate the purchase price of the property to the fair value of the tangible assets and identifiable intangible assets and liabilities.
Financings Subsequent to June 30, 2013
1635 N. Cahuenga Mortgage Loan
On July 24, 2013, the joint venture that owns the 1635 N. Cahuenga Building entered into a three-year secured mortgage loan with Bank of America, N.A., an unaffiliated lender, for borrowings of up to $6.7 million secured by the 1635 N. Cahuenga Building (the “1635 N. Cahuenga Mortgage Loan”). The Company owns a 70% equity interest in the joint venture that owns the 1635 N. Cahuenga Building. As of August 2, 2013, $4.7 million had been disbursed to the joint venture with the remaining $2.0 million available for future disbursements, subject to certain terms and conditions contained in the loan documents. The 1635 N. Cahuenga Mortgage Loan matures on August 1, 2016, with an option to extend the maturity date to August 1, 2018 subject to certain conditions contained in the loan documents.  The 1635 N. Cahuenga Mortgage Loan bears interest at a floating rate of 235 basis points over one-month LIBOR. The joint venture has the right to prepay the loan in whole at any time or in part from time to time, subject to the payment of certain expenses potentially incurred by the lender as a result of the prepayment and subject to certain other conditions contained in the loan documents.

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

•
We pay substantial fees to and expenses of our advisor and its affiliates and, in connection with our initial public offering, we paid substantial fees to our dealer manager and participating broker-dealers. These payments increase the risk that our stockholders will not earn a profit on their investment in us and increase our stockholders’ risk of loss.

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

•
We have focused, and expect to continue to focus, our investments in non-performing real estate and real estate‑related loans, real estate-related loans secured by non-stabilized assets and real estate-related debt securities in distressed debt, which involve more risk than investments in performing real estate and debt.

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
We intend to use substantially all of the net proceeds from our initial public offering to invest in and manage a diverse portfolio of real estate‑related loans, opportunistic real estate, real estate‑related debt securities and other real estate‑related investments. Such investments have included, and are expected to continue to include, non-performing loans (which have resulted in, and may continue to result in, our acquisition of the underlying property securing the loan through foreclosure or similar processes), non-stabilized or undeveloped properties, and commercial mortgage backed securities (“CMBS”). We may also invest in entities that make similar investments. As of June 30, 2013, we owned nine office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 43 acres of undeveloped land, one office portfolio consisting of three office properties, one industrial/flex property, one retail property, 1,375 acres of undeveloped land, two investments in CMBS, three first mortgage loans and one investment in an unconsolidated joint venture.
We sold 56,584,976 shares of common stock in the primary offering for gross offering proceeds of $561.7 million. We continue to offer shares of common stock under the dividend reinvestment plan. As of June 30, 2013, we sold 1,575,836 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $15.0 million. Also as of June 30, 2013, we had redeemed 117,870 of the shares sold in our offering for $1.1 million. Additionally, on December 29, 2011 and October 23, 2012, we issued 220,994 shares and 55,249 shares of common stock, respectively, for $2.0 million and $0.5 million, respectively, in private transactions exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Market Outlook – Real Estate and Real Estate Finance Markets
The following discussion is based on management's beliefs, observations and expectations with respect to the real estate and real estate finance markets.
In the wake of the ongoing sub-par recovery of the U.S. economy, concerns persist regarding the damped pace of job and income growth and the overall economic health of domestic consumers, businesses and governments. At the end of 2012, the U.S. government barely escaped the self-imposed fiscal cliff by enacting legislation that temporarily postponed legislated spending cuts to many government programs. In 2013, the legislative and executive branches of the government were unable to negotiate a new federal budget, and the sequestration cuts began to take effect in March 2013. The cuts in government expenditures have affected each branch of government and multiple programs within each branch. These decreases in spending contributed to the slowing of U.S. economic growth in the second quarter of 2013. Increased reductions in federal government spending are scheduled in the third and fourth quarters of 2013, which has led a number of banks and economists to lower their projections for 2013 real gross domestic product growth.
With the help of an extremely accommodative Federal Reserve monetary policy, corporate America, and in particular the banking industry, has experienced improved earnings and stronger corporate finances. The U.S. dollar has remained the safe haven currency for the rest of the world, and U.S. asset prices have grown on a relative basis.
In 2012, the economic stimulus provided by certain Federal Reserve programs and an increased demand for U.S.- based assets began to fuel the U.S. commercial real estate market recovery. Transaction volumes increased and the re-emergence of the CMBS market and the availability of debt capital have spurred on the recovery. Commercial real estate transaction volumes have continued to improve as the United States has become a “safe haven” for global capital. This trend has continued throughout 2013 and the U.S. commercial real estate market has gained favor as an alternative investment asset. Looking forward, the recovery in commercial real estate is expected to remain uneven across geographies and among property types.
Residential real estate markets also have benefitted from the actions of the Federal Reserve. The introduction of the latest quantitative easing (QE) program has been directly focused on the purchase of mortgage backed securities at a pace of $45 billion a month and the purchase of longer-term treasury securities at a pace of $40 billion a month. This program has successfully lowered the cost of capital available to home buyers, which in turn has led to an increase in mortgage applications and construction activity. The residential real estate market has also benefitted from the presence of institutional investors who have instituted programs focused on the purchase of single-family homes with the intent of renting these homes. This increase in demand has led to a rebound in the value of residential properties in most major metropolitan areas.
In Europe, concerns remain regarding resolution of the ongoing sovereign debt crisis. Some European banks hold material quantities of sovereign debt on their balance sheets. The possible default or restructuring of the sovereign debt obligations of certain European Union countries and the resulting negative impact on the global financial markets remains a significant concern. The uncertainty surrounding the size of the problem and how regulators and governments intend to deal with the situation has caused many investors to reassess their pricing of sovereign risks. In the wake of the crisis, some nations continue to experience an ongoing elevated cost of capital. In November 2012, Moody's downgraded France's sovereign debt rating to Aa1 from AAA and, in February 2013, Moody's downgraded the U.K. government debt to Aa1 from AAA as well. In the past 15 months, Asia also has seen a number of ratings downgrades, with Fitch downgrading Japan to A+ in May of 2012 and China to A+ in April of 2013. The global ratings agencies continue to have a number of sovereign issuers on negative watch as governments have struggled to resolve their budget issues and face growing debt obligations.
Overall, despite indications of tepid recovery both in the U.S. and abroad, uncertainties abound. China's export-based economy has slowed and Japan has recently embarked upon a large scale QE program of its own. In the United States, the Federal Reserve has begun to address the timing of the completion of the current QE program, which, when combined with the highly adversarial political climate at the federal level, has led to high levels of uncertainty and increased volatility in the capital markets. In the short-term, these conditions are expected to continue and, combined with a challenging macro-economic environment, may interfere with the implementation of our business strategy and/or force us to modify it.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources
Our principal demand for funds during the short and long-term is and will be for the acquisition of properties, loans and other real estate-related investments; the payment of operating expenses, capital expenditures and general and administrative expenses; payments under debt obligations; redemptions of common stock; and payments of distributions to stockholders. To date, we have had five primary sources of capital for meeting our cash requirements:

•	Proceeds from the primary portion of our initial public offering;

•	Proceeds from our dividend reinvestment plan;

•	Debt financing;

•	Proceeds from the sale of real estate and the repayment of real estate-related investments; and

•	Cash flow generated by our real estate and real estate-related investments.
We sold 56,584,976 shares of common stock in the primary portion of our initial public offering for gross offering proceeds of $561.7 million. We ceased offering shares in the primary portion of our initial public offering on November 14, 2012. We continue to offer shares of common stock under the dividend reinvestment plan. As of June 30, 2013, we had sold 1,575,836 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $15.0 million.  To date, we have invested a significant amount of the proceeds from our initial public offering in real estate and real estate-related investments and we anticipate making several more investments in the future. We intend to use our cash on hand, proceeds from debt financing, cash flow generated by our real estate operations and real estate-related investments, proceeds from our dividend reinvestment plan and principal repayments on our real estate loans receivable as our primary sources of immediate and long-term liquidity.
Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures and corporate general and administrative expenses.  Cash flow from operations from our real estate investments is primarily dependent upon the occupancy levels of our properties, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures.  As of June 30, 2013, our real estate property investments were 64% occupied.
Our real estate-related debt securities generate cash flow in the form of interest income. Cash flows from operations from our real estate-related debt securities are primarily dependent on the operating performance of the underlying collateral and the borrower’s ability to make its debt service payments.
Investments in performing real estate-related loans generate cash flow in the form of interest income.  Investments in non‑performing real estate-related loans may or may not generate cash flow.  Cash flow from operations under our real estate‑related loans is primarily dependent on the operating performance of the underlying collateral and the borrowers’ ability to make their debt service payments.  We do not expect non-performing mortgages to perform in accordance with their contractual terms, including the repayment of the principal amount outstanding under the loans, the payment of interest at the stated amount on the face of notes or the repayment of the loans upon their maturity dates.  As such, we explore various strategies including, but not limited to, one or more of the following: (i) negotiating with the borrowers for a reduced payoff, (ii) restructuring the terms of the loans and (iii) enforcing our rights as lenders under these loans and foreclosing on the collateral securing the loans.  We believe that one or more of these potential courses of action will at some point result in positive cash flow to us. As of June 30, 2013, we had real estate loans receivable outstanding with a total book value of $95.4 million, of which $35.7 million consists of non-performing loans and $59.7 million consists of performing loans.
As of June 30, 2013, we had outstanding debt obligations in the aggregate principal amount of $177.0 million, all of which mature between 2015 and 2017. As of June 30, 2013, we had $37.5 million of unrestricted revolving debt available for future disbursements under a portfolio loan facility, subject to certain conditions set forth in the loan agreement.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the Conflicts Committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expense reimbursements for the four fiscal quarters ended June 30, 2013 did not exceed the charter imposed limitation.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

For the six months ended June 30, 2013, our cash needs for acquisitions, capital expenditures and debt servicing were met with proceeds from our initial public offering and debt financing. Operating cash needs during the same period were met through cash flow generated by our real estate investments and proceeds from our initial public offering.
Cash Flows from Operating Activities
We commenced operations with the acquisition of our first real estate investment on August 2, 2010. As of June 30, 2013, we owned nine office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 43 acres of undeveloped land, one office portfolio consisting of three office properties, one industrial/flex property, one retail property, 1,375 acres of undeveloped land, two CMBS investments, three first mortgage loans and one investment in an unconsolidated joint venture. During the six months ended June 30, 2013, net cash provided by operating activities was $4.7 million. We expect that our cash flows from operating activities will increase in future years as a result of owning the assets acquired during 2013 for an entire period, leasing additional space that is currently unoccupied, anticipated future acquisitions of real estate and real estate-related investments and the related operations of such real estate and the potential cash flow from our non-performing real estate-related investments.
Cash Flows from Investing Activities
Net cash used in investing activities was $177.3 million for the six months ended June 30, 2013 and primarily consisted of the following:

•	Acquisitions of one office portfolio consisting of three office properties and the acquisition of another office property for an aggregate purchase price of $159.0 million;

•	Origination of a real estate loan receivable of $21.6 million;

•	Proceeds from the sale of real estate of $7.5 million;

•	Improvements to real estate of $6.5 million; and

•	Principal repayments on real estate securities of $2.2 million.
Cash Flows from Financing Activities
Net cash provided by financing activities was $139.4 million for the six months ended June 30, 2013 and consisted primarily of the following:

•
$140.8 million of net cash provided by debt and other financings as a result of proceeds from notes payable of $154.5 million, partially offset by principal payments on notes payable of $11.2 million and payments of deferred financing costs of $2.5 million;

•	$1.2 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $2.3 million;

•
$0.4 million of net cash provided by noncontrolling interests consisting of contributions from noncontrolling interests of $0.6 million, partially offset by distributions to noncontrolling interests of $0.2 million;

•	$0.3 million of cash used for redemptions of common stock; and

•	$0.2 million of cash used for payments of other organization and offering costs.
In order to execute our investment strategy, we utilize secured debt and we may, to the extent available, utilize unsecured debt to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinancing and interest risks, are properly balanced with the benefit of using leverage. Once we have fully invested the proceeds of our initial public offering, we expect our debt financing will be 50% or less of the cost of our investments. There is no limitation on the amount we may borrow for any single investment. Our charter limits our total liabilities such that our total liabilities may not exceed 75% of the cost of our tangible assets; however, we may exceed that limit if a majority of the Conflicts Committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our common stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of June 30, 2013, our borrowings and other liabilities were approximately 28% of the cost (before depreciation or other noncash reserves) and book value (before depreciation) of our tangible assets.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

In addition to making investments in accordance with our investment objectives, we use our capital resources to make certain payments to our advisor and our dealer manager. During our offering stage, these payments included payments to our dealer manager for selling commissions and dealer manager fees related to sales in our primary offering and payments to our dealer manager and our advisor for reimbursement of certain organization and other offering expenses related both to the primary offering and the dividend reinvestment plan. During our acquisition and development stage, we expect to make payments to our advisor in connection with the selection and origination or purchase of investments, the management of our assets and costs incurred by our advisor in providing services to us as well as for any dispositions of assets (including the discounted payoff of non-performing loans).
The advisory agreement has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of our advisor and our conflicts committee.
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of June 30, 2013 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2013	2014 - 2015	2016 - 2017	Thereafter
Outstanding debt obligations (1)	$177,038	$—	$29,920	$147,118	$—
Interest payments on outstanding debt obligations (2)	19,269	2,857	11,175	5,237	—
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts and interest rates in effect at June 30, 2013. We incurred interest expense of $1.5 million, excluding amortization of deferred financing costs of $0.2 million, for the six months ended June 30, 2013.
Results of Operations
Overview
As of June 30, 2012, we owned five office properties one office portfolio consisting of five office buildings and 43 acres of undeveloped land, one industrial/flex property, 1,375 acres of undeveloped land, four CMBS investments, one non-performing first mortgage loan and one investment in an unconsolidated joint venture. As of June 30, 2013, we owned nine office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 43 acres of undeveloped land, one office portfolio consisting of three office properties, one industrial/flex property, one retail property, 1,375 acres of undeveloped land, two investments in CMBS, three first mortgage loans and one investment in an unconsolidated joint venture. Our results of operations for the three and six months ended June 30, 2013 may not be indicative of those in future periods as the occupancy in our properties has not been stabilized. As of June 30, 2013, the portfolio was approximately 64% occupied. However, due to the short outstanding weighted-average lease term in the portfolio of less than three years, we do not put significant emphasis on quarterly changes in occupancy (positive or negative) in the short run. Our underwriting and valuations are generally more sensitive to “terminal values” that may be realized upon the disposition of the assets in the portfolio and less sensitive to ongoing cash flows generated by the portfolio in the years leading up to an eventual sale. There are no guarantees that occupancies of our assets will increase, or that we will recognize a gain on the sale of our assets. We funded the acquisitions of these investments with proceeds from our initial public offering and debt financing. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments. Our income and expenses will also depend on the outcome of our recovery strategies for our non-performing first mortgage loan.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparison of the three months ended June 30, 2013 versus the three months ended June 30, 2012
The following table provides summary information about our results of operations for the three months ended June 30, 2013 and 2012 (dollar amounts in thousands):

	Three Months Ended June 30,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions/ Originations (1)	$ Change Due to Investments Held Throughout Both Periods (2)
	2013	2012
Rental income	$10,069	$2,798	$7,271	260%	$6,673	$598
Tenant reimbursements	2,240	256	1,984	775%	1,760	224
Interest income from real estate loans receivable	2,198	—	2,198	100%	2,198	—
Interest income from real estate securities	20	237	(217)	(92)%	—	(217)
Other operating income	298	24	274	1,142%	258	16
Operating, maintenance, and management costs	5,094	1,518	3,576	236%	3,269	307
Real estate taxes, property-related taxes, and insurance	2,296	596	1,700	285%	1,617	83
Asset management fees to affiliate	966	343	623	182%	659	(36)
Real estate acquisition fees to affiliate	854	80	774	968%	774	n/a
Real estate acquisition fees and expenses	214	—	214	100%	214	n/a
General and administrative expenses	875	1,211	(336)	(28)%	n/a	n/a
Depreciation and amortization	6,012	1,646	4,366	265%	4,273	93
Interest expense	957	567	390	69%	390	—
_____________________
(1) Represents the dollar amount increase (decrease) for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 related to real estate and real estate-related investments acquired or originated on or after April 1, 2012.
(2) Represents the dollar amount increase (decrease) for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 with respect to real estate and real estate-related investments owned by us during the entire periods presented.
Rental income and tenant reimbursements increased from $2.8 million and $0.3 million, respectively, for the three months ended June 30, 2012 to $10.1 million and $2.2 million, respectively, for the three months ended June 30, 2013, primarily as a result of the growth in our real estate portfolio. We expect rental income and tenant reimbursements to increase in future periods as a result of owning the assets acquired during 2013 for an entire period, leasing additional space and anticipated future acquisitions of real estate.
Interest income from our real estate loans receivable was $2.2 million for the three months ended June 30, 2013. As of June 30, 2012, our investment in one real estate loan receivable was non-performing and no interest income was received. We expect interest income to increase in future periods as a result of owning the real estate loan receivable originated during 2013 for an entire period and anticipated future originations or acquisitions of real estate loans receivable.  Interest income from non-performing loans may vary from period to period, based on the ability of the borrowers to make interest payments.
Interest income from our real estate securities decreased from $0.2 million for the three months ended June 30, 2012 to $20,000 for the three months ended June 30, 2013 due to the decrease in principal balances related to these securities. We expect interest income from our real estate securities to vary in future periods based upon acquisition activity and principal balances outstanding under our real estate securities.
Property operating costs and real estate taxes and insurance increased from $1.5 million and $0.6 million, respectively, for the three months ended June 30, 2012 to $5.1 million and $2.3 million, respectively, for the three months ended June 30, 2013, primarily as a result of the growth in our real estate portfolio. We expect property operating costs and real estate taxes and insurance to increase in future periods as a result of owning the assets acquired during 2013 for an entire period and anticipated future acquisitions of real estate.
Asset management fees increased from $0.3 million for the three months ended June 30, 2012 to $1.0 million for the three months ended June 30, 2013, as a result of the growth in our investment portfolio. We expect asset management fees to increase in future periods as a result of owning the assets acquired in 2013 for an entire period and anticipated future acquisitions. All asset management fees incurred as of June 30, 2013 have been paid.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Real estate acquisition fees and expenses to affiliates and non-affiliates increased from $0.1 million for the three months ended June 30, 2012 to $1.1 million for the three months ended June 30, 2013. The increase is due to the difference in the total acquisition cost for real estate acquired during the three months ended June 30, 2012 of $8.0 million compared to the total acquisition cost for real estate acquired during the three months ended June 30, 2013 of $84.2 million. We expect real estate acquisition fees and expenses to vary in future periods based upon acquisition activity.
General and administrative expenses decreased from $1.2 million for the three months ended June 30, 2012 to $0.9 million for the three months ended June 30, 2013 due to a decrease in transfer agent fees, as our primary offering terminated in November 2012, and legal fees. General and administrative costs consisted primarily of legal fees, transfer agent fees, insurance premiums, professional fees and independent director fees. We expect general and administrative costs to increase in future periods as we acquire additional investments, but we expect such costs to decrease as a percentage of total revenue.
Depreciation and amortization increased from $1.6 million for the three months ended June 30, 2012 to $6.0 million for the three months ended June 30, 2013, due to the growth of our real estate portfolio. We expect depreciation and amortization to increase in future periods as a result of owning the assets acquired during 2013 for an entire period and anticipated future acquisitions of real estate.
Interest expense increased from $0.6 million for the three months ended June 30, 2012 to $1.0 million for the three months ended June 30, 2013. The increase in interest expense is primarily a result of our use of debt secured by our real estate assets in 2013. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.
Comparison of the six months ended June 30, 2013 versus the six months ended June 30, 2012
The following table provides summary information about our results of operations for the three months ended June 30, 2013 and 2012 (dollar amounts in thousands):

	Six Months Ended June 30,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions/ Originations (1)	$ Change Due to Investments Held Throughout Both Periods (2)
	2013	2012
Rental income	$18,206	$5,629	$12,577	223%	$12,355	$222
Tenant reimbursements	3,208	540	2,668	494%	2,707	(39)
Interest income from real estate loans receivable	3,726	—	3,726	100%	3,726	—
Interest income from real estate securities	56	669	(613)	(92)%	—	(613)
Other operating income	599	50	549	1,098%	508	41
Operating, maintenance, and management costs	8,828	2,898	5,930	205%	5,603	327
Real estate taxes, property-related taxes, and insurance	3,789	1,097	2,692	245%	2,710	(18)
Asset management fees to affiliate	1,728	628	1,100	175%	1,259	(159)
Real estate acquisition fees to affiliate	1,612	80	1,532	1,915%	1,532	n/a
Real estate acquisition fees and expenses	487	—	487	100%	487	n/a
General and administrative expenses	1,696	1,856	(160)	(9)%	n/a	n/a
Depreciation and amortization	10,596	3,374	7,222	214%	7,708	(486)
Interest expense	1,693	1,195	498	42%	519	(21)
_____________________
(1) Represents the dollar amount increase (decrease) for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 related to real estate and real estate-related investments acquired or originated on or after January 1, 2012.
(2) Represents the dollar amount increase (decrease) for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 with respect to real estate and real estate-related investments owned by us during the entire periods presented.
Rental income and tenant reimbursements increased from $5.6 million and $0.5 million, respectively, for the six months ended June 30, 2012 to $18.2 million and $3.2 million, respectively, for the six months ended June 30, 2013, primarily as a result of the growth in our real estate portfolio. We expect rental income and tenant reimbursements to increase in future periods as a result of owning the assets acquired during 2013 for an entire period, leasing additional space and anticipated future acquisitions of real estate.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Interest income from our real estate loans receivable was $3.7 million for the six months ended June 30, 2013. As of June 30, 2012, our investment in a real estate loan receivable was non-performing and no interest income was received. We expect interest income to increase in future periods as a result of owning the real estate loan receivable originated during 2013 for an entire period and anticipated future originations or acquisitions of real estate loans receivable.  Interest income from non-performing loans may vary from period to period, based on the ability of the borrowers to make interest payments.
Interest income from our real estate securities decreased from $0.7 million for the six months ended June 30, 2012 to $0.1 million for the six months ended June 30, 2013 due to the decrease in principal balances related to these securities. We expect interest income from our real estate securities to vary in future periods based upon acquisition activity and principal balances outstanding under our real estate securities.
Property operating costs and real estate taxes and insurance increased from $2.9 million and $1.1 million, respectively, for the six months ended June 30, 2012 to $8.8 million and $3.8 million, respectively, for the six months ended June 30, 2013, primarily as a result of the growth in our real estate portfolio. We expect property operating costs and real estate taxes and insurance to increase in future periods as a result of owning the assets acquired during 2013 for an entire period and anticipated future acquisitions of real estate.
Asset management fees increased from $0.6 million for the six months ended June 30, 2012 to $1.7 million for the six months ended June 30, 2013, as a result of the growth in our investment portfolio. We expect asset management fees to increase in future periods as a result of owning the assets acquired in 2013 for an entire period and anticipated future acquisitions. All asset management fees incurred as of June 30, 2013 have been paid.
Real estate acquisition fees and expenses to affiliates and non-affiliates increased from $0.1 million for the six months ended June 30, 2012 to $2.1 million for the six months ended June 30, 2013. The increase is due to the difference in the total acquisition cost for real estate acquired during the six months ended June 30, 2012 of $8.0 million compared to the total acquisition cost for real estate acquired during the six months ended June 30, 2013 of $159.0 million. We expect real estate acquisition fees and expenses to vary in future periods based upon acquisition activity.
General and administrative expenses decreased from $1.9 million for the six months ended June 30, 2012 to $1.7 million for the six months ended June 30, 2013 due to a decrease in transfer agent fees, as our primary offering terminated in November 2012, and legal fees. General and administrative costs consisted primarily of legal fees, transfer agent fees, insurance premiums, professional fees and independent director fees. We expect general and administrative costs to increase in future periods as we acquire additional investments, but we expect such costs to decrease as a percentage of total revenue.
Depreciation and amortization increased from $3.4 million for the six months ended June 30, 2012 to $10.6 million for the six months ended June 30, 2013, due to the growth of our real estate portfolio. We expect depreciation and amortization to increase in future periods as a result of owning the assets acquired during 2013 for an entire period and anticipated future acquisitions of real estate.
Interest expense increased from $1.2 million for the six months ended June 30, 2012 to $1.7 million for the six months ended June 30, 2013. The increase in interest expense is primarily a result of our use of debt secured by our real estate assets in 2013. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.
Distributions
Distributions declared, distributions paid and cash flows from operations were as follows for the first and second quarters of 2013 (in thousands, except per share amounts):

	Distribution Declared	Distributions Declared Per Share	Distributions Paid			Cash Flows From Operations
Period			Cash	Reinvested	Total
First Quarter 2013	$3,576	$0.062	$—	$—	$—	$562
Second Quarter 2013	—	—	1,236	2,340	3,576	4,119
	$3,576	$0.062	$1,236	$2,340	$3,576	$4,681

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

On March 20, 2013, our board of directors authorized a distribution in the amount of $0.06153498 per share of common stock to stockholders of record as of the close of business on March 22, 2013. We paid this distribution on April 4, 2013 and this was the only distribution declared during the first and second quarters of 2013. This distribution was funded by the gain resulting from a disposition of an office building containing 151,937 rentable square feet located in Richardson, Texas on January 11, 2013 for $7.7 million. This disposition resulted in a gain of approximately $3.8 million, calculated in accordance with U.S. generally accepted accounting principles (“GAAP”) and reduced for a 10% noncontrolling interest held by a non-affiliate.
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
For the six months ended June 30, 2013, we paid aggregate distributions of $3.6 million, including $1.2 million of distributions paid in cash and $2.3 million of distributions reinvested through our dividend reinvestment plan. Our net loss attributable to common stockholders for the six months ended June 30, 2013 was $0.9 million and our cash flows from operations were $4.7 million. Our cumulative distributions paid and net loss attributable to common stockholders from inception through June 30, 2013 were $22.9 million and $20.2 million, respectively. We have funded our cumulative distributions, which includes net cash distributions and dividends reinvested by stockholders, with proceeds from debt financing of $18.7 million and proceeds from the dispositions of properties of $4.2 million (which amount is approximately equal to the gain resulting from the disposition). To the extent that we pay distributions from sources other than our cash flow from operations or gains from asset sales, we will have fewer funds available for investment in real estate-related loans, opportunistic real estate, real estate-related debt securities and other real estate-related investments, the overall return to our stockholders may be reduced and subsequent investors may experience dilution.
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
Central Building
On July 10, 2013, we, through an indirect wholly owned subsidiary, acquired an office building containing 191,784 rentable square feet located on approximately 0.6 acres of land in Seattle, Washington (the “Central Building”).  The seller is not affiliated with us or our advisor. The purchase price of the Central Building was $34.5 million plus closing costs.  We funded the purchase of the Central Building with proceeds from our initial public offering, but may later place mortgage debt on this property.  The Central Building was built in 1907 and renovated from 2002 through 2007 and was 82% leased at acquisition.   We have yet to allocate the purchase price of the property to the fair value of the tangible assets and identifiable intangible assets and liabilities.
50 Congress Street
On July 11, 2013, we, through an indirect wholly owned subsidiary, acquired an office building containing 179,872 rentable square feet located on approximately 0.4 acres of land in Boston, Massachusetts (“50 Congress Street”).  The seller is not affiliated with us or our advisor. The purchase price of 50 Congress Street was $51.0 million plus closing costs.  We funded the purchase of 50 Congress Street with proceeds from our initial public offering, but may later place mortgage debt on this property.  50 Congress Street was built in two phases in 1910 and 1915 and was 88% leased at acquisition.  We have yet to allocate the purchase price of the property to the fair value of the tangible assets and identifiable intangible assets and liabilities.
1635 N. Cahuenga Mortgage Loan
On July 24, 2013, the joint venture that owns the 1635 N. Cahuenga Building entered into a three-year secured mortgage loan with Bank of America, N.A., an unaffiliated lender, for borrowings of up to $6.7 million secured by the 1635 N. Cahuenga Building (the “1635 N. Cahuenga Mortgage Loan”). We own a 70% equity interest in the joint venture that owns the 1635 N. Cahuenga Building. As of August 2, 2013, $4.7 million had been disbursed to the joint venture with the remaining $2.0 million available for future disbursements, subject to certain terms and conditions contained in the loan documents. The 1635 N. Cahuenga Mortgage Loan matures on August 1, 2016, with an option to extend the maturity date to August 1, 2018 subject to certain conditions contained in the loan documents.  The 1635 N. Cahuenga Mortgage Loan bears interest at a floating rate of 235 basis points over one-month LIBOR. The joint venture has the right to prepay the loan in whole at any time or in part from time to time, subject to the payment of certain expenses potentially incurred by the lender as a result of the prepayment and subject to certain other conditions contained in the loan documents.

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
We borrow funds at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of June 30, 2013, the fair value and carrying value of our fixed rate real estate loan receivable was $21.9 million and $21.7 million, respectively. The fair value estimate of our fixed rate real estate loan receivable was estimated using an internal valuation model that considers the expected cash flows for the loans, underlying collateral values (for collateral-dependent loans) and the estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements. As of June 30, 2013, the fair value of our fixed rate debt was $32.1 million and the carrying value of our fixed rate debt was $29.9 million. The fair value estimate of our fixed rate debt was calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of June 30, 2013. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting changes in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on variable rate debt and loans receivable would change our future earnings and cash flows, but would not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. As of June 30, 2013, we were exposed to market risks related to fluctuations in interest rates on $35.8 million of variable rate loans receivable. Based on interest rates as of June 30, 2013, if interest rates were 100 basis points higher during the 12 months ending June 30, 2014, interest income would increase by approximately $0.1 million.  As of June 30, 2013, one-month LIBOR was 0.19465% and a decrease in the LIBOR index would have no impact on interest income from our variable rate loan receivable due to an applicable interest rate floor.  As of June 30, 2013, we were exposed to market risks related to fluctuations in interest rates on $147.1 million of variable rate debt outstanding. Based on interest rates as of June 30, 2013, if interest rates were 100 basis points higher during the 12 months ending June 30, 2014, interest expense on our variable rate debt would increase by $1.5 million. As of June 30, 2013, one-month LIBOR was 0.19465% and if the LIBOR index was reduced to 0% during the 12 months ending June 30, 2014, interest expense on our variable rate debt would decrease by $0.3 million.
The interest rates of our fixed rate debt and variable rate debt as of June 30, 2013 were 6.3% and 2.6%, respectively.  The annual weighted effective interest rate of our fixed rate and variable rate real estate loans receivable as of June 30, 2013 was 13.0% and 15.7%, respectively. The annual weighted effective interest rate represents the effective interest rate as of June 30, 2013, using the interest method that we use to recognize interest income on our real estate loans receivable.  As of June 30, 2013, we also had an investment in a non-performing real estate loan receivable.  Changes in interest rates would not have any impact on our operations as they pertain to our non-performing real estate loan receivable.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 4. Controls and Procedures

Disclosure Controls and Procedures
As of the end of the period covered by this report, management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of, the evaluation, our principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported as and when required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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

We sold 56,584,976 shares of common stock in the primary offering for gross offering proceeds of $561.7 million. As of June 30, 2013, we had sold 1,575,836 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $15.0 million. Also as of June 30, 2013, we had redeemed 117,870 of the shares sold in our offering for $1.1 million. As of June 30, 2013, we had incurred selling commissions, dealer manager fees and other organization and offering costs in the amounts set forth below. In connection with our primary offering, we paid selling commissions and dealer manager fees to KBS Capital Markets Group, and KBS Capital Markets Group reallowed all selling commissions and a portion of the dealer manager fees to participating broker-dealers. In addition, we reimburse KBS Capital Advisors and KBS Capital Markets Group for certain offering expenses.

Type of Expense Amount	Amount (in thousands)	Estimated/Actual
Selling commissions and dealer manager fees	$49,574	Actual
Finders’ fees	—	Actual
Other underwriting compensation	4,476	Actual
Other organization and offering costs (excluding underwriting compensation)	6,225	Actual
Total expenses	$60,275
Percentage of offering proceeds used to pay or reimburse affiliates for organization and offering costs and expenses	10.5%	Actual
From the commencement of our initial public offering through June 30, 2013, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $516.4 million.
We expect to use substantially all of the net proceeds from our initial public offering to invest in and manage a diverse portfolio of real estate‑related loans, opportunistic real estate, real estate‑related debt securities and other real estate‑related investments. We may use the net proceeds from the sale of shares under our dividend reinvestment plan for general corporate purposes, including, but not limited to, the redemption of shares under our share redemption program; reserves required by any financings of our investments; future funding obligations under any real estate loans receivable we acquire; the acquisition or origination of assets, which would include payment of acquisition and origination fees to our advisor; the repayment of debt; and expenses related to our investments, such as purchasing a loan senior to ours to protect our junior position in the event of a default by the borrower on the senior loan, making protective advances to preserve collateral securing a loan, or making capital and tenant improvements or paying leasing costs and commissions related to real property. As of June 30, 2013, we have used the net proceeds from our primary offering, along with debt financing, to acquire $613.7 million in real estate investments and real estate-related loans, including $8.1 million of real estate acquisition fees and expenses paid to affiliates and non-affiliates including costs related to the foreclosure of loans and capitalized costs related to our acquisitions.

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

•
During each calendar year, redemptions are limited to the amount of net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year (except that, as of June 30, 2013, we also have available under the share redemption program up to $1.1 million in additional funds to redeem a qualifying stockholder’s shares if the shares are being redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence;” for purposes of determining the amount of funds available for redemption under the program, redemptions for a stockholder’s death, qualifying disability or determination of incompetence, are made first from the $1.1 million before the general allocation for redemptions described above). Additionally, based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during 2012, we have $8.3 million available for all other redemptions in 2013.

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
During the six months ended June 30, 2013, we fulfilled all redemption requests and redeemed shares pursuant to the share redemption program as follows:

Month	Total Number of Shares Redeemed	Average Price Paid Per Share (1)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2013	1,075	$9.22	(2)
February 2013	5,143	$9.65	(2)
March 2013	4,328	$9.30	(2)
April 2013	18,383	$9.42	(2)
May 2013	899	$9.46	(2)
June 2013	3,098	$9.32	(2)
Total	32,926
_____________________
(1) Pursuant to the program, as amended, we will initially redeem shares as follows:

•	The lower of $9.25 or 92.5% of the price paid to acquire the shares from us for stockholders who have held their shares for at least one year;

•	The lower of $9.50 or 95.0% of the price paid to acquire the shares from us for stockholders who have held their shares for at least two years;

•	The lower of $9.75 or 97.5% of the price paid to acquire the shares from us for stockholders who have held their shares for at least three years; and

•	The lower of $10.00 or 100% of the price paid to acquire the shares from us for stockholders who have held their shares for at least four years.
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
(2) We limit the dollar value of shares that may be redeemed under the program as described above. During the six months ended June 30, 2013, we redeemed $0.3 million of common stock, which represented all redemption requests received in good order and eligible for redemption through the June 2013 redemption date. Additionally, based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during 2012 and redemptions through June 30, 2013, we have $8.3 million available for redemptions for the remainder of 2013. In addition, as of June 30, 2013, we also have available under the share redemption program up to $1.1 million in additional funds to redeem a qualifying stockholder’s shares if the shares are being redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence;” for purposes of determining the amount of funds available for redemption under the program, redemptions for a stockholder’s death, qualifying disability or determination of incompetence, are made first from the $1.1 million before the general allocation for redemptions described above.

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

4.3	Third Amended and Restated Dividend Reinvestment Plan, incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2013

10.1	Term Loan Agreement by and between KBS SOR 1800 West Loop South, LLC, KBS SOR Iron Point, LLC and Bank of America, N.A., dated May 1, 2013

10.2	Promissory Note by KBS SOR 1800 West Loop South, LLC and KBS SOR Iron Point, LLC in favor of Bank of America, N.A., dated May 1, 2013

10.3	Deed of Trust, Assignment, Security Agreement and Fixture Filing by KBS SOR 1800 West Loop South, LLC in favor of PRLAP, Inc., as trustee, for the benefit of Bank of America, N.A., dated May 1, 2013

10.4	Deed of Trust, Assignment, Security Agreement and Fixture Filing by KBS SOR Iron Point, LLC in favor of PRLAP, Inc., as trustee, for the benefit of Bank of America, N.A., dated May 1, 2013

10.5	Purchase and Sale Agreement by and between SP4 Westmoor, L.P., and KBS Capital Advisors LLC, dated May 23, 2013

10.6	Assignment and Assumption of Purchase Agreement between KBS Capital Advisors LLC and KBS SOR Westmoor Center, LLC, dated June 7, 2013

10.7
Term Loan Agreement (related to Northridge Center I & II, Powers Ferry Landing East, West Loop I & II and the Austin Suburban Portfolio) by and among KBS SOR Northridge, LLC, KBS SOR Powers Ferry Landing East, LLC, KBS SOR 6565-6575 West Loop South, LLC, KBS SOR Austin Suburban Portfolio, LLC and Bank of America, N.A., dated as of June 26, 20133

10.8
Promissory Note (related to Northridge Center I & II, Powers Ferry Landing East, West Loop I & II and the Austin Suburban Portfolio) by KBS SOR Northridge, LLC, KBS SOR Powers Ferry Landing East, LLC, KBS SOR 6565-6575 West Loop South, LLC, KBS SOR Austin Suburban Portfolio, LLC for the benefit of Bank of America, N.A., dated as of June 26, 20133

10.9
Repayment Guaranty (related to Northridge Center I & II, Powers Ferry Landing East, West Loop I & II and the Austin Suburban Portfolio) by KBS SOR Properties, LLC for the benefit of Bank of America, N.A., dated as of June 26, 2013

PART II. OTHER INFORMATION (CONTINUED)
Item 6. Exhibits (continued)

Ex.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Third Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS STRATEGIC OPPORTUNITY REIT, INC.

Date:	August 8, 2013	By:	/S/ KEITH D. HALL
Keith D. Hall
Chief Executive Officer and Director
(principal executive officer)

Date:	August 8, 2013	By:	/S/ DAVID E. SNYDER
David E. Snyder
Chief Financial Officer
(principal financial officer)