Form 10-Q
period 2013-09-30
KBS Strategic Opportunity REIT, Inc.
filed 2013-11-08
CIK 1452936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Yes  ☐  No  ☒
As of November 4, 2013, there were 58,164,360 outstanding shares of common stock of KBS Strategic Opportunity REIT, Inc.

KBS STRATEGIC OPPORTUNITY REIT, INC.
FORM 10-Q
September 30, 2013

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2013	December 31, 2012
	(unaudited)
Assets
Real estate held for investment, net	$596,158	$310,624
Real estate held for sale, net	3,539	7,009
Real estate loans receivable, net	21,787	71,906
Real estate securities	1,531	4,817
Total real estate and real estate-related investments, net	623,015	394,356
Cash and cash equivalents	66,687	125,960
Investment in unconsolidated joint venture	7,882	7,926
Rents and other receivables, net	7,542	2,757
Above-market leases, net	3,155	2,483
Assets related to real estate held for sale	417	616
Prepaid expenses and other assets	16,853	3,830
Total assets	$725,551	$537,928
Liabilities and equity
Notes and bond payable:
Notes and bond payable, net	$203,680	$29,411
Notes payable related to real estate held for sale	—	4,340
Total notes and bond payable, net	203,680	33,751
Accounts payable and accrued liabilities	14,767	5,995
Due to affiliates	—	21
Below-market leases, net	4,930	2,031
Security deposits and other liabilities	5,965	2,827
Total liabilities	229,342	44,625
Commitments and contingencies (Note 13)
Redeemable common stock	11,258	9,651
Equity
KBS Strategic Opportunity REIT, Inc. stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 58,294,420 and 58,127,627 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	583	581
Additional paid-in capital	505,765	505,907
Cumulative distributions and net losses	(35,777)	(38,615)
Accumulated other comprehensive loss	(5)	(13)
Total KBS Strategic Opportunity REIT, Inc. stockholders’ equity	470,566	467,860
Noncontrolling interests	14,385	15,792
Total equity	484,951	483,652
Total liabilities and equity	$725,551	$537,928
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Rental income	$14,071	$3,572	$32,029	$8,946
Tenant reimbursements	3,342	493	6,513	996
Interest income from real estate loans receivable	5,826	231	9,552	231
Interest income from real estate securities	30	186	86	855
Other operating income	263	55	862	105
Total revenues	23,532	4,537	49,042	11,133
Expenses:
Operating, maintenance, and management	6,929	2,181	15,643	5,018
Real estate taxes and insurance	2,715	497	6,459	1,541
Asset management fees to affiliate	1,226	445	2,935	1,052
Real estate acquisition fees to affiliate	857	960	2,469	1,040
Real estate acquisition fees and expenses	348	371	834	384
General and administrative expenses	649	593	2,326	2,391
Depreciation and amortization	9,259	2,872	19,761	6,083
Interest expense	1,765	495	3,458	1,691
Total expenses	23,748	8,414	53,885	19,200
Other income:
Other interest income	5	17	49	63
Gain from extinguishment of debt	—	—	—	581
Income from unconsolidated joint venture	—	116	—	116
Gain on early payoff of real estate loan receivable	—	359	—	359
Gain on foreclosure of real estate loan receivable, net	7,543	—	7,543	—
Total other income	7,548	492	7,592	1,119
Income (loss) from continuing operations	7,332	(3,385)	2,749	(6,948)
Discontinued operations:
(Loss) gain on sale of real estate, net	—	(2)	4,225	593
Loss from discontinued operations	(72)	(273)	(400)	(818)
Total (loss) income from discontinued operations	(72)	(275)	3,825	(225)
Net income (loss)	7,260	(3,660)	6,574	(7,173)
Net loss (income) attributable to noncontrolling interests	84	161	(160)	182
Net income (loss) attributable to common stockholders	$7,344	$(3,499)	$6,414	$(6,991)
Basic and diluted income (loss) per common share:
Continuing operations	$0.13	$(0.09)	$0.05	$(0.23)
Discontinued operations	—	(0.01)	0.06	(0.01)
Net income (loss) per common share	$0.13	$(0.10)	$0.11	$(0.24)
Weighted-average number of common shares outstanding, basic and diluted	58,330,896	35,958,174	58,265,522	29,732,658
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss)	$7,260	$(3,660)	$6,574	$(7,173)
Other comprehensive income:
Unrealized gain on real estate securities	4	118	8	278
Total other comprehensive income	4	118	8	278
Total comprehensive income (loss)	7,264	(3,542)	6,582	(6,895)
Total comprehensive loss (income) attributable to noncontrolling interests	84	161	(160)	182
Total comprehensive income (loss) attributable to common stockholders	$7,348	$(3,381)	$6,422	$(6,713)
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Year Ended December 31, 2012 and the Nine Months Ended September 30, 2013 (unaudited)
(dollars in thousands)

			Additional Paid-in Capital	Cumulative Distributions and Net Losses	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Common Stock
	Shares	Amounts
Balance, December 31, 2011	22,214,815	$222	$188,817	$(15,968)	$(46)	$173,025	$13,519	$186,544
Net loss	—	—	—	(9,762)	—	(9,762)	(333)	(10,095)
Other comprehensive income	—	—	—	—	33	33	—	33
Issuance of common stock	35,993,756	360	356,974	—	—	357,334	—	357,334
Transfers to redeemable common stock	—	—	(4,360)	—	—	(4,360)	—	(4,360)
Redemptions of common stock	(80,944)	(1)	(754)	—	—	(755)	—	(755)
Distributions declared	—	—	—	(12,885)	—	(12,885)	—	(12,885)
Commissions on stock sales and related dealer manager fees to affiliate	—	—	(31,134)	—	—	(31,134)	—	(31,134)
Other offering costs	—	—	(3,636)	—	—	(3,636)	—	(3,636)
Noncontrolling interests contributions	—	—	—	—	—	—	2,630	2,630
Distribution to noncontrolling interest	—	—	—	—	—	—	(24)	(24)
Balance, December 31, 2012	58,127,627	$581	$505,907	$(38,615)	$(13)	$467,860	$15,792	$483,652
Net income	—	—	—	6,414	—	6,414	160	6,574
Other comprehensive income	—	—	—	—	8	8	—	8
Issuance of common stock	246,484	2	2,338	—	—	2,340	—	2,340
Transfers to redeemable common stock	—	—	(1,607)	—	—	(1,607)	—	(1,607)
Redemptions of common stock	(79,691)	—	(753)	—	—	(753)	—	(753)
Distributions declared	—	—	—	(3,576)	—	(3,576)	—	(3,576)
Other offering costs	—	—	(120)	—	—	(120)	—	(120)
Noncontrolling interests contributions	—	—	—	—	—	—	644	644
Distributions to noncontrolling interest	—	—	—	—	—	—	(2,211)	(2,211)
Balance, September 30, 2013	58,294,420	$583	$505,765	$(35,777)	$(5)	$470,566	$14,385	$484,951
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2013	2012
Cash Flows from Operating Activities:
Net income (loss)	$6,574	$(7,173)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization:
Continuing operations	19,761	6,083
Discontinued operations	169	267
Non-cash interest income on real estate related investments	(736)	(124)
Gain on sale of real estate, net	(4,225)	(593)
Gain from extinguishment of debt	—	(581)
Gain on early payoff of real estate loan receivable, net	—	(359)
Gain on foreclosure of real estate loan receivable, net	(7,543)	—
Deferred rent	(3,355)	(1,215)
Amortization of above- and below-market leases, net	214	772
Amortization of deferred financing costs	565	223
Interest accretion on real estate securities	31	775
Amortization of premium on bond payable	(40)	—
Changes in assets and liabilities:
Rents and other receivables	(1,322)	(36)
Deferred interest receivable	1,001	—
Prepaid expenses and other assets	(2,642)	(2,092)
Accounts payable and accrued liabilities	6,179	1,725
Due to affiliates	(21)	(13)
Security deposits and other liabilities	2,616	568
Net cash provided by (used in) operating activities	17,226	(1,773)
Cash Flows from Investing Activities:
Acquisitions of real estate	(243,988)	(95,545)
Improvements to real estate	(11,440)	(4,033)
Proceeds from sales of real estate, net	7,545	1,843
Investments in real estate loans receivable	(21,568)	(78,360)
Proceeds from early payoff of real estate loan receivable	35,750	7,932
Principal repayments on real estate securities	3,263	33,892
Investment in unconsolidated joint venture	—	(8,000)
Distribution of capital from unconsolidated joint venture	—	74
Net cash used in investing activities	(230,438)	(142,197)
Cash Flows from Financing Activities:
Proceeds from notes payable	194,416	2,051
Payments on notes payable	(33,227)	(2,896)
Payments on repurchase agreements	—	(30,201)
Payments of deferred financing costs	(3,499)	—
Proceeds from issuance of common stock	—	177,037
Payments to redeem common stock	(753)	(542)
Payments of commissions on stock sales and related dealer manager fees	—	(16,030)
Payments of other offering costs	(195)	(2,498)
Distributions paid	(1,236)	(4,341)
Noncontrolling interests contributions	644	1,220
Distributions to noncontrolling interest	(2,211)	(24)
Net cash provided by financing activities	153,939	123,776
Net decrease in cash and cash equivalents	(59,273)	(20,194)
Cash and cash equivalents, beginning of period	125,960	86,379
Cash and cash equivalents, end of period	$66,687	$66,185
Supplemental Disclosure of Cash Flow Information:
Interest paid	$2,709	$1,866
Supplemental Disclosure of Noncash Transactions:
Increase in loan origination fees payable	$—	$123
Increase in other offering costs payable	$—	$22
Increase in lease incentive payable	$550	$210
Increase in capital expenses payable	$1,645	$918
Investment in real estate acquired through foreclosure	$45,943	$—
Assets assumed in connection with foreclosure of real estate	$7,156	$—
Liabilities assumed in connection with foreclosure of real estate	$9,671	$—
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$2,340	$8,544
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
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
Subject to certain restrictions and limitations, the business of the Company is externally managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement the Company renewed with the Advisor on October 8, 2013 (the “Advisory Agreement”). The Advisor conducts the Company’s operations and manages its portfolio of real estate-related loans, opportunistic real estate, real estate-related debt securities and other real estate-related investments. The Advisor owns 20,000 shares of the Company’s common stock.
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
The Company intends to use substantially all of the net proceeds from the Offering to invest in and manage a diverse portfolio of real estate-related loans, opportunistic real estate, real estate-related debt securities and other real estate-related investments. Such investments have included, and are expected to continue to include, non-performing loans (which have resulted in, and may continue to result in, the acquisition of the underlying property securing the loan through foreclosure or similar processes), non-stabilized or undeveloped properties, commercial mortgage backed securities (“CMBS”) and other opportunistic real estate-related assets. The Company may also invest in entities that make similar investments. As of September 30, 2013, the Company owned 11 office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 43 acres of undeveloped land, one office portfolio consisting of three office properties, one industrial/flex property (which was held for sale), one retail property, one apartment property, 1,375 acres of undeveloped land, one investment in CMBS, one first mortgage loan and one investment in an unconsolidated joint venture.
The Company sold 56,584,976 shares of common stock in its primary offering for gross offering proceeds of $561.7 million. As of September 30, 2013, the Company had sold 1,575,836 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $15.0 million. Also, as of September 30, 2013, the Company had redeemed 162,635 shares sold in the Offering for $1.5 million. Additionally, on December 29, 2011 and October 23, 2012, the Company issued 220,994 shares and 55,249 shares of common stock, respectively, for $2.0 million and $0.5 million, respectively, in private transactions exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933.

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2013
(unaudited)

Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the FASB ASC and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.
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
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three and nine months ended September 30, 2013 and 2012.
Distributions declared per share were $0.062 during the nine months ended September 30, 2013 and $0.352 and $0.400 during the three and nine months ended September 30, 2012, respectively. No distributions were declared during the three months ended September 30, 2013.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2013
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

3.	RECENT ACQUISITIONS OF REAL ESTATE
During the nine months ended September 30, 2013, the Company acquired the following properties (in thousands):

						Intangibles
Property Name	City	State	Acquisition Date	Land	Building and Improvements	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities	Total Purchase Price
Austin Suburban Portfolio	Austin	TX	03/28/2013	$8,288	$62,321	$5,424	$158	$(1,410)	$74,781
Westmoor Center	Westminster	CO	06/12/2013	10,058	63,134	10,376	781	(102)	84,247
Central Building	Seattle	WA	07/10/2013	7,015	23,749	2,375	824	(3)	33,960
50 Congress Street	Boston	MA	07/11/2013	9,876	39,604	3,851	107	(2,438)	51,000
				$35,237	$188,808	$22,026	$1,870	$(3,953)	$243,988
The intangible assets and liabilities acquired in connection with these acquisitions have weighted-average amortization periods as of the date of acquisition as follows (in years):

	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities
Austin Suburban Portfolio	3.5	1.4	2.7
Westmoor Center	4.1	4.1	4.3
Central Building	5.7	4.5	1.0
50 Congress Street	4.3	3.5	4.7
The Company recorded each real estate acquisition as a business combination and expensed $3.3 million of total acquisition costs. For the nine months ended September 30, 2013, the Company recognized $10.6 million of total revenues and $6.5 million of operating expenses from these properties.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2013
(unaudited)

Real Estate Acquired Through Foreclosure
On March 14, 2012, the Company, through an indirect wholly owned subsidiary, purchased, at a discount, a non-performing first mortgage loan (the “1180 Raymond First Mortgage”) for $35.0 million plus closing costs. The borrower under the 1180 Raymond First Mortgage was 1180 Astro Urban Renewal Investors, LLC, which is not affiliated with the Company or the Advisor. The 1180 Raymond First Mortgage was secured by a multifamily tower containing 317 apartment units located in Newark, New Jersey (“1180 Raymond”).
On August 20, 2013, the Company was the successful bidder at the foreclosure sale of 1180 Raymond.  As a result, the Company obtained the rights to the profits and losses of 1180 Raymond; however, the Company is currently working with the City of Newark to formally obtain title to the property. 1180 Raymond was converted from an office building to a multi-family housing property under the City of Newark’s urban redevelopment plan and is subject to certain long term tax exemptions. Among other requirements, the purchaser of 1180 Raymond must be an urban renewal entity qualified to do business under a long term tax exemption law. The Company believes that it meets all of the requirements to obtain title to 1180 Raymond and all that is required for the transfer of title is for the city to complete its review process and approve the transfer. Accordingly, the Company ceased its recognition of an interest in the 1180 Raymond First Mortgage and consolidated 1180 Raymond along with any other assets or liabilities assumed on August 20, 2013, as the Company has obtained a controlling financial interest in the property and also has physical possession of the property. The Company allocated the fair value of 1180 Raymond to the tangible assets and liabilities and identifiable intangible assets and liabilities assumed in the foreclosure as follows (in thousands):

Land	$8,292
Building and improvements	34,918
Tenant origination and absorption costs (1)	2,733
Property tax abatement intangible asset (2)	4,817
Other assets	2,339
Bond payable (3)	(7,140)
Premium on bond payable assumed (3)	(1,640)
Other liabilities	(891)
Net assets acquired through foreclosure	$43,428
_____________________
(1) The tenant origination and absorption costs as of the date of acquisition have a weighted-average amortization period of 0.9 years.
(2) Pursuant to an agreement with the City of Newark, the developer of 1180 Raymond received a property tax abatement through 2021, which was assumed by the Company upon foreclosure. The property tax abatement intangible asset is amortized on a straight-line basis over its remaining life.
(3) The Company assumed the obligations related to a municipal bond payable with a face amount of $7.1 million bearing interest at a fixed rate of 6.5% per annum and maturing on September 1, 2036. The Company recorded the bond payable assumed at an estimated fair value of $8.8 million, resulting in a premium on bond payable assumed due to an above-market interest rate of $1.6 million.
As a result, the Company recognized a gain on foreclosure of the 1180 Raymond First Mortgage of $7.5 million, which represents the difference between the net fair value of the assets and liabilities assumed and the carrying value of the 1180 Raymond First Mortgage at the time of foreclosure, adjusted for any costs and expenses incurred related to the transaction.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2013
(unaudited)

4.	REAL ESTATE HELD FOR INVESTMENT
As of September 30, 2013, the Company owned 11 office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 43 acres of undeveloped land, one office portfolio consisting of three office properties and one retail property encompassing, in the aggregate, approximately 4.1 million rentable square feet. As of September 30, 2013, these properties were 69% occupied. In addition, the Company owned one apartment property, containing 317 units and encompassing approximately 0.3 million rentable square feet, which was 72% occupied. The Company also owned 1,375 acres of undeveloped land. The following table summarizes the Company’s real estate investments as of September 30, 2013 and December 31, 2012, respectively (in thousands):

	September 30, 2013	December 31, 2012
Land	$136,182	$91,412
Buildings and improvements	438,883	204,783
Tenant origination and absorption costs	45,144	22,609
Total real estate, cost	620,209	318,804
Accumulated depreciation and amortization	(24,051)	(8,180)
Total real estate, net	$596,158	$310,624
The following table provides summary information regarding the properties owned by the Company as of September 30, 2013 (in thousands):

Property	Date Acquired or Foreclosed on	City	State	Property Type	Land	Building and Improvements	Tenant Origination and Absorption	Total Real Estate at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net	Ownership %
Village Overlook Buildings	08/02/2010	Stockbridge	GA	Office	$440	$1,557	$—	$1,997	$(224)	$1,773	100.0%
Academy Point Atrium I	11/03/2010	Colorado Springs	CO	Office	1,650	2,950	—	4,600	(339)	4,261	100.0%
Northridge Center I & II	03/25/2011	Atlanta	GA	Office	2,234	5,835	86	8,155	(689)	7,466	100.0%
Iron Point Business Park	06/21/2011	Folsom	CA	Office	2,670	18,530	191	21,391	(1,541)	19,850	100.0%
1635 N. Cahuenga Building	08/03/2011	Los Angeles	CA	Office	3,112	4,635	347	8,094	(762)	7,332	70.0%
Richardson Portfolio:
Palisades Central I	11/23/2011	Richardson	TX	Office	1,037	7,521	1,318	9,876	(1,344)	8,532	90.0%
Palisades Central II	11/23/2011	Richardson	TX	Office	810	16,345	2,050	19,205	(2,581)	16,624	90.0%
Greenway I	11/23/2011	Richardson	TX	Office	561	2,160	—	2,721	(161)	2,560	90.0%
Greenway III	11/23/2011	Richardson	TX	Office	702	3,780	944	5,426	(843)	4,583	90.0%
Undeveloped Land	11/23/2011	Richardson	TX	Undeveloped Land	5,782	—	—	5,782	—	5,782	90.0%
Total Richardson Portfolio					8,892	29,806	4,312	43,010	(4,929)	38,081
Park Highlands	12/30/2011	North Las Vegas	NV	Undeveloped Land	24,053	—	—	24,053	—	24,053	50.1%
Bellevue Technology Center	07/31/2012	Bellevue	WA	Office	25,506	49,518	4,330	79,354	(3,211)	76,143	100.0%
Powers Ferry Landing East	09/24/2012	Atlanta	GA	Office	4,261	11,390	951	16,602	(1,045)	15,557	100.0%
1800 West Loop	12/04/2012	Houston	TX	Office	8,360	55,195	5,728	69,283	(2,809)	66,474	100.0%
West Loop I & II	12/07/2012	Houston	TX	Office	7,300	27,223	3,639	38,162	(2,109)	36,053	100.0%
Burbank Collection	12/12/2012	Burbank	CA	Retail	4,175	7,725	1,076	12,976	(372)	12,604	90.0%
Austin Suburban Portfolio	03/28/2013	Austin	TX	Office	8,288	62,880	5,283	76,451	(2,501)	73,950	100.0%
Westmoor Center	06/12/2013	Westminster	CO	Office	10,058	63,112	10,247	83,417	(1,899)	81,518	100.0%
Central Building	07/10/2013	Seattle	WA	Office	7,015	23,747	2,370	33,132	(335)	32,797	100.0%
50 Congress Street	07/11/2013	Boston	MA	Office	9,876	39,619	3,851	53,346	(709)	52,637	100.0%
1180 Raymond	08/20/2013	Newark	NJ	Apartment	8,292	35,161	2,733	46,186	(577)	45,609	100.0%
					$136,182	$438,883	$45,144	$620,209	$(24,051)	$596,158

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2013
(unaudited)

Operating Leases
Certain of the Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of September 30, 2013, the leases, excluding options to extend and apartment leases, which have terms that are generally one year or less, had remaining terms of up to 11.8 years with a weighted-average remaining term of 3.6 years. Some of the leases have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from tenants in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash and assumed in real estate acquisitions or foreclosures related to tenant leases are included in security deposits and other liabilities in the accompanying consolidated balance sheets and totaled $3.5 million and $1.4 million as of September 30, 2013 and December 31, 2012, respectively.
During the nine months ended September 30, 2013 and 2012, the Company recognized deferred rent from tenants of $3.4 million and $1.2 million, respectively, net of lease incentive amortization. As of September 30, 2013 and December 31, 2012, the cumulative deferred rent receivable balance, including unamortized lease incentive receivables, was $6.3 million and $2.3 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The Company records property operating expense reimbursements due from tenants for common area maintenance, real estate taxes, and other recoverable costs in the period the related expenses are incurred.
As of September 30, 2013, the future minimum rental income from the Company’s properties, excluding apartment leases, which have terms that are generally one year or less, under non-cancelable operating leases was as follows (in thousands):

October 1, 2013 through December 31, 2013	$11,876
2014	47,776
2015	45,066
2016	38,139
2017	28,959
Thereafter	51,592
$223,408
As of September 30, 2013, the Company’s highest tenant industry concentration (greater than 10% of annualized base rent) was as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Professional, Scientific and Legal	48	$6,751	11.5%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of September 30, 2013, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
No other tenant industries accounted for more than 10% of annualized base rent. No material tenant credit issues have been identified at this time.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2013
(unaudited)

Geographic Concentration Risk
As of September 30, 2013, the Company’s real estate investments in Texas, Washington and Colorado represented 29.6%, 15.0% and 11.8% of the Company’s total assets, respectively.  As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the Texas, Washington and Colorado real estate markets.  Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.

5.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW‑MARKET LEASE LIABILITIES
As of September 30, 2013 and December 31, 2012, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Cost	$45,144	$22,609	$4,483	$3,474	$(6,021)	$(2,157)
Accumulated Amortization	(8,467)	(3,164)	(1,328)	(991)	1,091	126
Net Amount	$36,677	$19,445	$3,155	$2,483	$(4,930)	$(2,031)
Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three and nine months ended September 30, 2013 and 2012 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended September 30,		For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2013	2012	2013	2012	2013	2012
Amortization	$(3,648)	$(1,254)	$(374)	$(296)	$523	$112

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012	2013	2012
Amortization	$(7,527)	$(2,780)	$(1,199)	$(851)	$1,055	$179

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2013
(unaudited)

6.	REAL ESTATE LOANS RECEIVABLE
As of September 30, 2013 and December 31, 2012, the Company, through wholly owned subsidiaries, had invested in or originated outstanding real estate loans receivable as set forth below (in thousands):

Loan Name Location of Related Property or Collateral	Date Acquired/ Originated	Property Type	Loan Type	Outstanding Principal Balance as of September 30, 2013 (1)	Book Value as of September 30, 2013 (2)	Book Value as of December 31, 2012 (2)	Contractual Interest Rate (3)	Annualized Effective Interest Rate (3)	Maturity Date
University House First Mortgage
New York New York	3/20/2013	Student Housing	Mortgage	$22,000	$21,787	$—	11.0%	13.0%	04/01/2014
1180 Raymond First Mortgage (4)
Newark, New Jersey	03/14/2012	Multifamily	Non-Performing Mortgage	—	—	35,678	(4)	(4)	(4)
Ponte Palmero First Mortgage (5)
Cameron Park, California	09/13/2012	Retirement Community	Mortgage	—	—	36,228	(5)	(5)	(5)
				$22,000	$21,787	$71,906
_____________________
(1) Outstanding principal balance as of September 30, 2013 represents original principal balance outstanding under the loan, increased for any subsequent fundings, including interest income deferred until maturity.
(2) Book value of the real estate loans receivable represents outstanding principal balance adjusted for unamortized acquisition discounts, origination fees and direct origination and acquisition costs and additional interest accretion.
(3) Contractual interest rates are the stated interest rates on the face of the loans. Annualized effective interest rates are calculated as the actual interest income recognized in 2013, using the interest method annualized (if applicable) and divided by the average amortized cost basis of the investment. The annualized effective interest rates and contractual interest rates presented are as of September 30, 2013.
(4) See Note 3 “Recent Acquisitions of Real Estate - Real Estate Acquired Through Foreclosure”.
(5) See “Recent Transactions - Ponte Palmero First Mortgage” below.
The following summarizes the activity related to the real estate loans receivable for the nine months ended September 30, 2013 (in thousands):

Real estate loans receivable - December 31, 2012	$71,906
Face value of real estate loan receivable originated	22,000
Early payoff of Ponte Palmero First Mortgage	(39,144)
Foreclosure of 1180 Raymond First Mortgage	(35,672)
Closing costs and origination fees on origination of real estate loan receivable	(432)
Deferred interest receivable and interest accretion	2,393
Accretion of closing costs and origination fees on real estate loans receivable, net	736
Real estate loans receivable - September 30, 2013	$21,787

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2013
(unaudited)

For the three and nine months ended September 30, 2013, interest income from real estate loans receivable consisted of the following (in thousands):

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Contractual interest income (including deferred interest)	$4,960	$7,630
Interest accretion	328	1,186
Accretion of closing costs and origination fees, net	538	736
Interest income from real estate loans receivable	$5,826	$9,552
Recent Transactions
Ponte Palmero First Mortgage
On September 13, 2012, the Company, through an indirect wholly owned subsidiary, originated and funded a first mortgage loan (the “Ponte Palmero First Mortgage Loan”) for $35.8 million plus closing costs. The borrower under the Ponte Palmero First Mortgage Loan was Cameron Park Senior Living Delaware, LLC (the “Borrower”), which is not affiliated with the Company or the Advisor. The Ponte Palmero First Mortgage Loan was secured by a Class A continuing care retirement community located in Cameron Park, California.
The maturity date of the Ponte Palmero First Mortgage Loan was October 1, 2015, and the loan bore interest as follows: a floating rate of 1000 basis points over one-month LIBOR during the first twelve months of the term of the loan, but at no point less than 11.0%; a floating rate of 1200 basis points over one-month LIBOR during the 13th through 24th month of the term of the loan, but at no point less than 13.0%; a floating rate of 1700 basis points over one-month LIBOR, during the 25th through 36th month of the term of the loan, but at no point less than 18.0%. Under the loan agreement, the Borrower had the right to prepay the loan in whole (but not in part) after 15 months had elapsed since the loan origination date, subject to certain restrictions.
On August 30, 2013, the Company agreed with the Borrower to allow the Borrower to pay off the Ponte Palmero First Mortgage Loan in full in the amount of $37.7 million, which includes the outstanding principal balance and all accrued and unpaid interest.  In addition, the Borrower paid to the Company an exit fee of $4.0 million and additional interest of $1.3 million that would have accrued had the loan continued to be outstanding through December 12, 2013, which is 15 months from the loan origination date. The exit fee and additional interest are included in interest income from real estate loans receivable in the accompanying consolidated statements of operations.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2013
(unaudited)

7.	REAL ESTATE SECURITIES
As of September 30, 2013, the Company had invested in CMBS as follows (dollars in thousands):

Description	Credit Rating	Scheduled Maturity	Coupon Rate	Face Amount	Amortized Cost Basis	Unrealized Gains (Losses)	Fair Value
CMBS	AAA	05/10/2043	4.54%	$1,522	$1,536	$(5)	$1,531
As of September 30, 2013, the Company determined the fair value of the fixed rate CMBS to be $1.5 million, resulting in unrealized gains of $8,000 for the nine months ended September 30, 2013. During the nine months ended September 30, 2013, the Company did not recognize any other-than-temporary impairments on its real estate securities. It is difficult to predict the timing or magnitude of other-than-temporary impairments and significant judgments are required in determining impairments, including, but not limited to, assumptions regarding estimated prepayments, gains, losses and changes in interest rates. As a result, actual realized gains or losses could materially differ from these estimates.
The following summarizes the activity related to real estate securities for the nine months ended September 30, 2013 (in thousands):

	Amortized Cost Basis	Unrealized Gain (Loss)	Total
Real estate securities - December 31, 2012	$4,830	$(13)	$4,817
Principal repayments received on real estate securities	(3,263)	—	(3,263)
Unrealized gains	—	8	8
Amortization of premium on securities	(31)	—	(31)
Real estate securities - September 30, 2013	$1,536	$(5)	$1,531

8.	REAL ESTATE HELD FOR SALE AND DISCONTINUED OPERATIONS
The operations of properties held for sale or to be disposed of and the aggregate net gains recognized upon their disposition are presented as discontinued operations in the accompanying consolidated statements of operations for all periods presented. During the year ended December 31, 2012, the Company disposed of one office building and four parcels of partially improved land encompassing 6.0 acres. During the nine months ended September 30, 2013, the Company disposed of one office building and classified one industrial/flex property as held for sale. The following table summarizes operating income from discontinued operations for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Total revenues and other income	$64	$149	$351	$445
Total expenses	136	422	751	1,263
Loss from discontinued operations before gain on sales of real estate	(72)	(273)	(400)	(818)
(Loss) gain on sales of real estate, net	—	(2)	4,225	593
(Loss) income from discontinued operations	$(72)	$(275)	$3,825	$(225)

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2013
(unaudited)

9.	NOTES AND BOND PAYABLE
As of September 30, 2013 and December 31, 2012, the Company’s notes and bond payable consisted of the following (dollars in thousands):

	Principal as of September 30, 2013	Principal as of December 31, 2012	Contractual Interest Rate as of September 30, 2013 (1)	Effective Interest Rate at September 30, 2013 (1)	Payment Type	Maturity Date (2)
Richardson Portfolio Mortgage Loan (3)	$30,457	$33,751	(3)	6.25%	Interest Only	11/30/2015
Bellevue Technology Center Mortgage Loan (4)	44,450	—	One-Month LIBOR + 2.25%	2.43%	Interest Only	03/01/2017
Portfolio Revolving Loan Facility (5)	—	—	One-Month LIBOR + 2.25%	N/A	Interest Only	05/01/2017
Portfolio Mortgage Loan (6)	80,668	—	One-Month LIBOR + 2.50%	2.68%	Interest Only	07/01/2017
1635 N. Cahuenga Mortgage Loan (7)	4,650	—	One-Month LIBOR + 2.35%	2.53%	Interest Only	08/01/2016
Burbank Collection Mortgage Loan (8)	8,200	—	One-Month LIBOR + 2.35%	2.53%	Interest Only	09/30/2016
50 Congress Mortgage Loan (9)	26,535	—	One-Month LIBOR + 1.90%	2.08%	Interest Only	10/01/2017
1180 Raymond Bond (10)	7,120	—	6.50%	6.50%	Principal & Interest	09/01/2036
Total Notes and Bond Payable principal outstanding	202,080	33,751
Premium on Bond Payable, net (11)	1,600	—
Total Notes and Bond Payable, net	203,680	33,751
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of September 30, 2013. Effective interest rate is calculated as the actual interest rate in effect as of September 30, 2013 (consisting of the contractual interest rate and contractual floor rates), using interest rate indices at September 30, 2013, where applicable.
(2) Represents the initial maturity date or the maturity date as extended as of September 30, 2013; subject to certain conditions, the maturity dates of certain loans may be extended beyond the date shown.
(3) On November 23, 2011, the Richardson Joint Venture entered into a four-year mortgage loan for borrowings up to $46.1 million. At closing, $29.5 million (the “Initial Funding”) had been disbursed to the Richardson Joint Venture and $16.6 million (the “Holdback”) remained available for future disbursements, subject to certain conditions set forth in the loan agreement. On January 11, 2013, the Company sold one of the properties in the Richardson Portfolio and repaid $5.2 million of the Initial Funding. As of September 30, 2013, the outstanding principal balance was $30.5 million and $9.4 million of the Holdback remains available for future disbursements, subject to certain conditions set forth in the loan agreement. Interest on the Initial Funding is calculated at a fixed rate of 6.25% during the initial term of the loan. Interest on the Holdback is calculated at a variable annual rate of 400 basis points over three-month LIBOR, but at no point shall the interest rate be less than 6.25%.
(4) On February 22, 2013, the Company entered into a four-year mortgage loan for borrowings up to $53.0 million. As of September 30, 2013, $44.5 million had been disbursed to the Company and the remaining $8.5 million is available for future disbursements to be used for tenant improvements, leasing commissions and capital improvements, subject to certain conditions contained in the loan documents. Monthly payments are initially interest only. Beginning March 1, 2016, monthly payments also include principal amortization payments of up to $60,000 per month.
(5) On May 1, 2013, the Company, through its indirect wholly owned subsidiaries, entered into a four-year secured mortgage loan for borrowings of up to $72.5 million secured by the 1800 West Loop Building and the Iron Point Business Park (the “Portfolio Revolving Loan Facility”). The Portfolio Revolving Loan Facility is comprised of $59.5 million of revolving debt and $13.0 million of non-revolving debt available to be used for tenant improvements, leasing commissions and capital improvements, subject to certain terms and conditions contained in the loan documents. As of September 30, 2013, the Company had no outstanding principal amount. Monthly payments are initially interest only. Beginning June 1, 2016, and to the extent that there are amounts outstanding under the non-revolving portion of the loan, monthly payments will include interest and principal amortization payments of up to $80,000 per month.
(6) On June 26, 2013, the Company, through its indirect wholly owned subsidiaries, entered into a four-year secured mortgage loan for borrowings of up to $120.0 million secured by Northridge Center I & II, Powers Ferry Landing East, West Loop I & II and the Austin Suburban Portfolio (the “Portfolio Mortgage Loan”). As of September 30, 2013, $80.7 million had been disbursed to the Company with the remaining $39.3 million available for future disbursements to be used for tenant improvements, leasing commissions and capital improvements, subject to certain terms and conditions contained in the loan documents. Monthly payments are initially interest only. Beginning July 1, 2016, monthly payments will include principal and interest with principal payments calculated using an amortization schedule of 30 years and an assumed annual interest rate of 6.0%.
(7) See “- Recent Transactions - 1635 N. Cahuenga Mortgage Loan” below.
(8) See “- Recent Transactions - Burbank Collection Mortgage Loan” below.
(9) See “- Recent Transactions - 50 Congress Mortgage Loan” below.
(10) See Note 3 “Recent Acquisitions of Real Estate - Real Estate Acquired Through Foreclosure.”
(11) Represents the unamortized premium on bond payable due to the above-market interest rates when the bond was assumed. The premium is amortized over the remaining life of the bond.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2013
(unaudited)

During the three and nine months ended September 30, 2013, the Company incurred $1.8 million and $3.5 million of interest expense, respectively. During the three and nine months ended September 30, 2012, the Company incurred $0.5 million and $1.7 million of interest expense, respectively. Included in interest expense for the three and nine months ended September 30, 2013 was $0.2 million and $0.4 million of amortization of deferred financing costs, respectively. Included in interest expense for the three and nine months ended September 30, 2012, was $0.1 million and $0.2 million of amortization of deferred financing costs, respectively. As of September 30, 2013 and December 31, 2012, the Company’s deferred financing costs were $3.9 million and $0.7 million, respectively, net of amortization, and are included in prepaid expenses and other assets on the accompanying consolidated balance sheets. As of September 30, 2013 and December 31, 2012, the Company’s interest payable was $0.4 million and $3,000, respectively.
The following is a schedule of maturities, including principal amortization payments, for all notes and bond payable outstanding as of September 30, 2013 (in thousands):

October 1, 2013 through December 31, 2013	$35
2014	140
2015	30,642
2016	13,639
2017	151,164
Thereafter	6,460
$202,080
The Company’s notes payable contain financial debt covenants. As of September 30, 2013, the Company was in compliance with all of these debt covenants.
Recent Transactions
1635 N. Cahuenga Mortgage Loan
On July 24, 2013, the joint venture that owns the 1635 N. Cahuenga Building entered into a three-year secured mortgage loan with an unaffiliated lender for borrowings of up to $6.7 million secured by the 1635 N. Cahuenga Building (the “1635 N. Cahuenga Mortgage Loan”). The Company owns a 70% equity interest in the joint venture that owns the 1635 N. Cahuenga Building. As of September 30, 2013, $4.7 million had been disbursed to the joint venture with the remaining $2.0 million available for future disbursements, subject to certain terms and conditions contained in the loan documents. The 1635 N. Cahuenga Mortgage Loan matures on August 1, 2016, with an option to extend the maturity date to August 1, 2018 subject to certain conditions contained in the loan documents.  The 1635 N. Cahuenga Mortgage Loan bears interest at a floating rate of 235 basis points over one-month LIBOR. Beginning August 1, 2015, monthly payments will also include principal amortization payments of $7,000 per month with the remaining principal balance and all accrued and unpaid interest and fees due at maturity. The joint venture has the right to prepay the loan in whole at any time or in part from time to time, subject to the payment of certain expenses potentially incurred by the lender as a result of the prepayment and subject to certain other conditions contained in the loan documents.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2013
(unaudited)

KBS SOR Properties, LLC, a separate wholly owned subsidiary of the Company through which the Company indirectly owns all of its real estate assets (“KBS SOR Properties”), provided a limited guaranty of the 1635 N. Cahuenga Mortgage Loan with respect to certain potential deficiencies, losses or damages suffered by the lender resulting from certain intentional acts committed by the borrower or KBS SOR Properties in violation of the loan documents. KBS SOR Properties also provided a guaranty of the principal balance and any interest or other sums outstanding under the 1635 N. Cahuenga Mortgage Loan in the event of certain bankruptcy or insolvency proceedings involving the borrower.
Burbank Collection Mortgage Loan
On September 10, 2013, the joint venture that owns the Burbank Collection entered into a three-year secured mortgage loan with an unaffiliated lender for borrowings of up to $11.2 million secured by the Burbank Collection (the “Burbank Collection Mortgage Loan”). The Company owns a 90% equity interest in the joint venture that owns the Burbank Collection. As of September 30, 2013, $8.2 million had been disbursed to the joint venture with the remaining $3.0 million available for future disbursements, subject to certain terms and conditions contained in the loan documents. The Burbank Collection Mortgage Loan matures on September 30, 2016, with two options to extend the maturity date to September 30, 2017 and September 30, 2018, respectively, subject to certain terms and conditions contained in the loan documents. The Burbank Collection Mortgage Loan bears interest at a floating rate of 235 basis points over one-month LIBOR. Monthly payments are interest only. The joint venture has the right to prepay the loan in whole at any time or in part from time to time, subject to the payment of certain expenses potentially incurred by the lender as a result of the prepayment and subject to certain other conditions contained in the loan documents.
KBS SOR Properties provided a limited guaranty of the interest and 25% of the principal outstanding under the Burbank Collection Mortgage Loan, subject to a maximum liability cap of $3.5 million. Such maximum liability cap will not apply with respect to certain potential deficiencies, losses or damages suffered by the lender resulting from certain intentional acts committed by the borrower or KBS SOR Properties in violation of the loan documents or in the event of certain bankruptcy or insolvency proceedings involving the borrower or KBS SOR Properties.
50 Congress First Mortgage Loan
On September 25, 2013, the Company, through an indirect wholly owned subsidiary, entered into a four-year secured mortgage loan with an unaffiliated lender for borrowings of up to $32.9 million secured by 50 Congress (the “50 Congress Mortgage Loan”). On September 30, 2013, $26.5 million of the 50 Congress Mortgage Loan was funded. Of the remaining $6.3 million available under the 50 Congress Mortgage Loan, $3.3 million is available for future disbursements to be used for tenant improvements, leasing commissions and capital improvements at 50 Congress and $3.0 million is available through October 1, 2016, subject to certain terms and conditions contained in the loan documents. The 50 Congress Mortgage Loan matures on October 1, 2017, with an option to extend the maturity date to October 1, 2018, subject to certain other terms and conditions contained in the loan documents. The 50 Congress Mortgage Loan bears interest at a floating rate of 190 basis points over one-month LIBOR. Monthly payments are initially interest only. Beginning November 1, 2016, monthly payments will also include principal amortization payments of $32,000 per month with the remaining principal balance and all accrued and unpaid interest and fees due at maturity. The Company has the right to prepay the loan in whole at any time or in part from time to time, subject to the payment of certain expenses potentially incurred by the lender as a result of the prepayment and subject to certain other conditions contained in the loan documents.
KBS SOR Properties provided a limited guaranty of the 50 Congress Mortgage Loan with respect to certain potential deficiencies, losses or damages suffered by the lender resulting from certain intentional acts committed by the borrower or KBS SOR Properties in violation of the loan documents. KBS SOR Properties also provided a guaranty of the principal balance and any interest or other sums outstanding under the 50 Congress Mortgage Loan in the event of certain bankruptcy or insolvency proceedings involving the borrower.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2013
(unaudited)

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2013
(unaudited)

Notes and bond payable: The fair values of the Company’s notes and bond payable are estimated using a discounted cash flow analysis based on management’s estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio, type of collateral and other credit enhancements. Additionally, when determining the fair value of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available, the Company measures fair value using (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as assets or (ii) another valuation technique that is consistent with the principles of fair value measurement, such as the income approach or the market approach. The Company classifies these inputs as Level 3 inputs.
The following were the face values, carrying amounts and fair values of the Company’s financial instruments as of September 30, 2013 and December 31, 2012, which carrying amounts do not approximate the fair values (in thousands):

	September 30, 2013			December 31, 2012
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Real estate loans receivable	$22,000	$21,787	$21,892	$92,334	$71,906	$70,750
Financial liabilities:
Notes and bond payable	$202,080	$203,680	$205,173	$33,751	$33,751	$35,928
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
Assets and Liabilities Recorded at Fair Value
During the nine months ended September 30, 2013, the Company measured the following assets and liabilities at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
CMBS	$1,531	$—	$1,531	$—
Nonrecurring Basis (1):
1180 Raymond - foreclosed real estate	$50,760	$—	$—	$50,760
Bond payable assumed in connection with 1180 Raymond foreclosure	$(8,780)	$—	$—	$(8,780)
_____________________
(1) Amounts reflect the fair values of the assets and liabilities at the time each event occurred.
The Company estimated the fair value of 1180 Raymond by performing a direct capitalization analysis.  The estimated capitalization rate used to estimate the fair value of 1180 Raymond was 6.5%.  The fair value of 1180 Raymond includes a tax abatement asset of $4.8 million. The fair value of the tax abatement asset was based on a discounted cash flow analysis and the discount rate applied to the future estimated real estate tax abatements was 9.0%.  The Company estimated the fair value of the bond payable assumed in connection with the 1180 Raymond foreclosure by performing a discounted cash flow analysis and the discount rate applied to future estimated debt payments was 4.25%.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2013
(unaudited)

11.	RELATED PARTY TRANSACTIONS
The Advisory Agreement entitles the Advisor and the Dealer Manager Agreement previously entitled the Dealer Manager to specified fees upon the provision of certain services with regard to the Offering, the investment of funds in real estate and real estate-related investments, and the disposition of real estate and real estate-related investments (including the discounted payoff of non-performing loans) among other services, as well as reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company and certain costs incurred by the Advisor in providing services to the Company. The Company also entered into a fee reimbursement agreement (the “AIP Reimbursement Agreement”) with the Dealer Manager pursuant to which the Company agreed to reimburse the Dealer Manager for certain fees and expenses it incurs for administering the Company’s participation in the Depository Trust & Clearing Corporation Alternative Investment Product Platform with respect to certain accounts of the Company’s investors serviced through the platform. The Advisor and Dealer Manager also serve as the advisor and dealer manager, respectively, for KBS Real Estate Investment Trust, Inc. (“KBS REIT I”), KBS Real Estate Investment Trust II, Inc., KBS Real Estate Investment Trust III, Inc., KBS Legacy Partners Apartment REIT, Inc. and a private program. During the three and nine months ended September 30, 2013 and 2012, no transactions occurred between the Company and these other KBS-sponsored programs, except that on May 18, 2012, the Company entered into a joint venture in which KBS REIT I owns a participation interest. However, KBS REIT I does not have any equity interest in the joint venture. None of the other joint venture partners are affiliated with the Company or the Advisor.
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three and nine months ended September 30, 2013 and 2012, respectively, and any related amounts payable as of September 30, 2013 and December 31, 2012 (in thousands):

	Incurred				Payable as of
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
	2013	2012	2013	2012	2013	2012
Expensed
Asset management fees (1)	$1,235	$460	$2,965	$1,099	$—	$—
Real estate acquisition fees	857	960	2,469	1,040	—	—
Reimbursable operating expenses (2)	44	34	102	70	—	21
Disposition fees (3)	—	—	77	21	—	—

Additional Paid-in Capital
Selling commissions	—	4,843	—	10,717	—	—
Dealer manager fees	—	2,420	—	5,313	—	—
Reimbursable other offering costs	—	404	—	1,210	—	—

Capitalized
Acquisition and origination fees on real estate loans receivable	—	438	220	790	—	—
	$2,136	$9,559	$5,833	$20,260	$—	$21
_____________________
(1) Amounts include asset management fees from discontinued operations.
(2) The Advisor may seek reimbursement for certain employee costs under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $44,000 and $34,000 for the three months ended September 30, 2013 and 2012, respectively, and $102,000 and $70,000 for the nine months ended September 30, 2013 and 2012, respectively, and were the only employee costs reimbursed under the Advisory Agreement during these periods. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers.
(3) Disposition fees with respect to real estate sold are included in the gain on sales of real estate in the accompanying consolidated statements of operations.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2013
(unaudited)

12.	PRO FORMA FINANCIAL INFORMATION
The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the three and nine months ended September 30, 2013 and 2012. The Company acquired one office portfolio consisting of three office properties and three separate office properties during the nine months ended September 30, 2013, which were accounted for as business combinations. In addition, the Company acquired one apartment property through foreclosure of its real estate loan receivable. The following unaudited pro forma information for the three and nine months ended September 30, 2013 and 2012 has been prepared to give effect to the acquisitions of the Austin Suburban Portfolio, Westmoor Center and 50 Congress Street as if the acquisitions had occurred on January 1, 2012. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had these acquisitions occurred on this date, nor does it purport to predict the results of operations for future periods (in thousands, except share and per share amounts).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues	$23,687	$10,828	$59,481	$30,007
Depreciation and amortization	$9,259	$4,897	$23,807	$12,108
Net income (loss)	$8,105	$(3,083)	$9,269	$(5,691)
Net income (loss) per common share, basic and diluted	$0.14	$(0.05)	$0.16	$(0.11)
Weighted-average number of common shares outstanding, basic and diluted	58,294,420	58,294,420	58,294,420	53,187,132
The unaudited pro forma information for the three and nine months ended September 30, 2013 was adjusted to exclude $0.7 million and $2.8 million, respectively, of acquisition costs incurred in 2013 in connection with the acquisitions of the above properties.

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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Although there can be no assurance, the Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations as of September 30, 2013. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2013
(unaudited)

14.	EARNINGS PER SHARE
The following table presents the computation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator
Income (loss) from continuing operations	7,332	(3,385)	2,749	(6,948)
Loss from continuing operations attributable to noncontrolling interests	84	132	238	105
Income (loss) from continuing operations attributable to common stockholders	7,416	(3,253)	2,987	(6,843)
Total (loss) income from discontinued operations	(72)	(275)	3,825	(225)
Total loss (income) from discontinued operations attributable to noncontrolling interests	—	29	(398)	77
Total (loss) income from discontinued operations attributable to common stockholders	(72)	(246)	3,427	(148)
Net income (loss) attributable to common stockholders	$7,344	$(3,499)	$6,414	$(6,991)

Denominator
Weighted-average number of common shares outstanding, basic and diluted	58,330,896	35,958,174	58,265,522	29,732,658

Basic and diluted income (loss) per common share:
Continuing operations	$0.13	$(0.09)	$0.05	$(0.23)
Discontinued operations	—	(0.01)	0.06	(0.01)
Net income (loss) per common share	$0.13	$(0.10)	$0.11	$(0.24)

15.	SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Disposition of Roseville Commerce Center
On September 10, 2010, the Company, through an indirect wholly owned subsidiary, purchased three separate nonperforming first mortgage loans (collectively, the “Roseville Commerce Center Mortgage Portfolio”) at a discounted purchase price of $5.9 million plus closing costs. The Roseville Commerce Center Mortgage Portfolio was secured by five industrial flex buildings with each building containing approximately 22,500 rentable square feet and four parcels of partially improved land encompassing 6.0 acres. The properties are located at 10556-10612 Industrial Avenue in Roseville, California. On June 27, 2011, the Company foreclosed on the properties securing the Roseville Commerce Center Mortgage Portfolio, and thereby obtained ownership of them.
In December 2011, the Company received an unsolicited offer to purchase one of the industrial flex buildings and, on January 31, 2012, the Company sold this building that had a net book value of $0.6 million for $1.3 million. The purchaser is not affiliated with the Company or the Advisor.
In February 2012, the Company received an unsolicited offer to purchase the four parcels of partially improved land encompassing 6.0 acres and, on May 24, 2012, the Company sold the four parcels of land with a net book value of $0.7 million for $0.8 million. The purchaser is not affiliated with the Company or the Advisor.
On October 15, 2013, the Company sold the four remaining industrial flex buildings that had a net book value of $4.0 million for $5.9 million. The purchaser is not affiliated with the Company or the Advisor.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2013
(unaudited)

Disposition of 6151 and 6201 Powers Ferry Landing East Buildings
On September 24, 2012, the Company, through an indirect wholly owned subsidiary, acquired three office buildings containing a total of 393,502 rentable square feet located on approximately 23 acres of land in Atlanta, Georgia (“Powers Ferry Landing East”) at a contractual purchase price of $17.0 million plus closing costs. On October 31, 2013, the Company sold two of the three office buildings containing 246,475 rentable square feet that had a net book value of $10.4 million for $18.5 million. The purchaser is not affiliated with the Company or the Advisor.

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
KBS Capital Advisors LLC (“KBS Capital Advisors”) is our advisor. As our advisor, KBS Capital Advisors manages our day-to-day operations and our portfolio of investments. KBS Capital Advisors also has the authority to make all of the decisions regarding our investments, subject to the limitations in our charter and the direction and oversight of our board of directors. KBS Capital Advisors will also provide asset-management, marketing, investor-relations and other administrative services on our behalf.
We intend to use substantially all of the net proceeds from our initial public offering to invest in and manage a diverse portfolio of real estate-related loans, opportunistic real estate, real estate-related debt securities and other real estate-related investments. Such investments have included, and are expected to continue to include, non-performing loans (which have resulted in, and may continue to result in, our acquisition of the underlying property securing the loan through foreclosure or similar processes), non-stabilized or undeveloped properties, and commercial mortgage backed securities (“CMBS”). We may also invest in entities that make similar investments. As of September 30, 2013, we owned 11 office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 43 acres of undeveloped land, one office portfolio consisting of three office properties, one industrial/flex property (which was held for sale), one retail property, one apartment property, 1,375 acres of undeveloped land, one investment in CMBS, one first mortgage loan and one investment in an unconsolidated joint venture.
We sold 56,584,976 shares of common stock in the primary offering for gross offering proceeds of $561.7 million. We continue to offer shares of common stock under the dividend reinvestment plan. As of September 30, 2013, we sold 1,575,836 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $15.0 million. Also as of September 30, 2013, we had redeemed 162,635 of the shares sold in our offering for $1.5 million. Additionally, on December 29, 2011 and October 23, 2012, we issued 220,994 shares and 55,249 shares of common stock, respectively, for $2.0 million and $0.5 million, respectively, in private transactions exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Market Outlook – Real Estate and Real Estate Finance Markets
The following discussion is based on management's beliefs, observations and expectations with respect to the real estate and real estate finance markets.
In the wake of the ongoing sub-par recovery of the U.S. economy, concerns persist regarding the slow pace of job and income growth and the overall economic health of domestic consumers, businesses and governments. At the end of 2012, the U.S. government barely escaped the self-imposed fiscal cliff by enacting legislation that temporarily postponed legislated spending cuts to many government programs. In 2013, the legislative and executive branches of the government were unable to negotiate a new federal budget and “sequestration” cuts began to take effect in March 2013. In October 2013, the lack of an approved budget and the initialization of the new federal healthcare law led to intense negotiations between the legislative and executive branches that ultimately resulted in an 18-day shutdown of the federal government. This shutdown came to an end after both sides agreed to extend the federal debt limit until the first quarter of 2014. The cuts in government expenditures and continued infighting between Congress and the White House have affected each branch of government and multiple programs within each branch. These decreases in spending contributed to the slowing of expected U.S. economic growth in the third quarter of 2013. Further reductions in federal government spending are scheduled in the fourth quarter of 2013 and uncertainty surrounding the federal government’s ability to function has led a number of banks and economists to lower their projections for 2013 real gross domestic product growth.
With the help of an extremely accommodative Federal Reserve monetary policy, corporate America, and in particular the banking industry, has experienced improved earnings and stronger corporate finances. Speculation as to the possible end of quantitative easing programs has increased the volatility in U.S. interest rates and has introduced additional uncertainty regarding the strength of corporate earnings. Despite this uncertainty, the U.S. dollar has remained the safe haven currency for the rest of the world, and U.S. asset prices have grown on a relative basis.
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
Residential real estate markets also have benefited from the actions of the Federal Reserve. The introduction of the latest quantitative easing (“QE”) program has been directly focused on the purchase of mortgage backed securities at a pace of $45 billion a month and the purchase of longer-term treasury securities at a pace of $40 billion a month. This program has successfully lowered the cost of capital available to home buyers, which in turn has led to an increase in mortgage applications and construction activity. The residential real estate market has also benefited from the presence of institutional investors who have instituted programs focused on the purchase of single-family homes with the intent of renting these homes. This increase in demand has led to a rebound in the value of residential properties in most major metropolitan areas.
In Europe, concerns remain regarding resolution of the ongoing sovereign debt crisis. Some European banks hold material quantities of sovereign debt on their balance sheets. The possible default or restructuring of the sovereign debt obligations of certain European Union countries and the resulting negative impact on the global financial markets remains a significant concern. The uncertainty surrounding the size of the problem and how regulators and governments intend to deal with the situation has caused many investors to reassess their pricing of sovereign risks. In the wake of the crisis, some nations continue to experience an ongoing elevated cost of capital. In November 2012, Moody’s downgraded France’s sovereign debt rating to Aa1 from AAA and, in February 2013, Moody’s downgraded the U.K. government debt to Aa1 from AAA as well. In the past 18 months, Asia also has seen a number of ratings downgrades, with Fitch downgrading Japan to A+ in May of 2012 and China to A+ in April of 2013. The global ratings agencies continue to have a number of sovereign issuers on negative watch as governments have struggled to resolve their budget issues and face growing debt obligations.
Overall, despite indications of tepid recovery both in the United States and abroad, uncertainties abound. China’s export-based economy has slowed and Japan has recently embarked upon a large scale QE program of its own. In the United States, the Federal Reserve has begun to address the timing of the completion of the current QE program, which, when combined with the highly adversarial political climate at the federal level, has led to high levels of uncertainty and increased volatility in the capital markets. In the short-term, these conditions are expected to continue and, combined with a challenging macro-economic environment, may interfere with the implementation of our business strategy and/or force us to modify it.

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
We sold 56,584,976 shares of common stock in the primary portion of our initial public offering for gross offering proceeds of $561.7 million. We ceased offering shares in the primary portion of our initial public offering on November 14, 2012. We continue to offer shares of common stock under the dividend reinvestment plan. As of September 30, 2013, we had sold 1,575,836 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $15.0 million.  To date, we have invested a significant amount of the proceeds from our initial public offering in real estate and real estate-related investments and we anticipate making several more investments in the future. We intend to use our cash on hand, proceeds from debt financing, cash flow generated by our real estate operations and real estate-related investments, proceeds from our dividend reinvestment plan and principal repayments on our real estate loans receivable as our primary sources of immediate and long-term liquidity.
Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures and corporate general and administrative expenses.  Cash flow from operations from our real estate investments is primarily dependent upon the occupancy levels of our properties, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures.  As of September 30, 2013, our office and retail properties were collectively 69% occupied and our apartment property was 72% occupied.
Our real estate-related debt securities generate cash flow in the form of interest income. Cash flows from operations from our real estate-related debt securities are primarily dependent on the operating performance of the underlying collateral and the borrower’s ability to make its debt service payments.
Investments in performing real estate-related loans generate cash flow in the form of interest income.  Investments in non-performing real estate-related loans may or may not generate cash flow.  Cash flow from operations under our real estate-related loans is primarily dependent on the operating performance of the underlying collateral and the borrowers’ ability to make their debt service payments.  We do not expect non-performing mortgages to perform in accordance with their contractual terms, including the repayment of the principal amount outstanding under the loans, the payment of interest at the stated amount on the face of notes or the repayment of the loans upon their maturity dates.  As such, we explore various strategies including, but not limited to, one or more of the following: (i) negotiating with the borrowers for a reduced payoff, (ii) restructuring the terms of the loans and (iii) enforcing our rights as lenders under these loans and foreclosing on the collateral securing the loans.  We believe that one or more of these potential courses of action will at some point result in positive cash flow to us. As of September 30, 2013, we had a performing real estate loan receivable outstanding with a total book value of $21.8 million.
As of September 30, 2013, we had outstanding debt obligations in the aggregate principal amount of $202.1 million, all of which mature between 2015 and 2036. As of September 30, 2013, we had $59.5 million of unrestricted secured revolving debt available for future disbursements under a portfolio loan facility, subject to certain conditions set forth in the loan agreement.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the Conflicts Committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expense reimbursements for the four fiscal quarters ended September 30, 2013 did not exceed the charter imposed limitation.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

For the nine months ended September 30, 2013, our cash needs for acquisitions, capital expenditures and debt servicing were met with proceeds from our initial public offering and debt financing. Operating cash needs during the same period were met through cash flow generated by our real estate investments and proceeds from our initial public offering.
Cash Flows from Operating Activities
We commenced operations with the acquisition of our first real estate investment on August 2, 2010. As of September 30, 2013, we owned 11 office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 43 acres of undeveloped land, one office portfolio consisting of three office properties, one industrial/flex property (which was held for sale), one retail property, one apartment property, 1,375 acres of undeveloped land, one CMBS investment, one first mortgage loan and one investment in an unconsolidated joint venture. During the nine months ended September 30, 2013, net cash provided by operating activities was $17.2 million. We expect that our cash flows from operating activities will increase in future years as a result of owning the assets acquired during 2013 for an entire period, leasing additional space that is currently unoccupied and anticipated future acquisitions of real estate and real estate-related investments and the related operations of such real estate.
Cash Flows from Investing Activities
Net cash used in investing activities was $230.4 million for the nine months ended September 30, 2013 and primarily consisted of the following:

•	Acquisitions of one office portfolio consisting of three office properties and the acquisition of three separate office properties for an aggregate purchase price of $244.0 million;

•	Proceeds from the early payoff on a loan receivable of $35.8 million

•	Origination of a real estate loan receivable of $21.6 million;

•	Improvements to real estate of $11.4 million;

•	Proceeds from the sale of real estate of $7.5 million; and

•	Principal repayments on real estate securities of $3.3 million.
Cash Flows from Financing Activities
Net cash provided by financing activities was $153.9 million for the nine months ended September 30, 2013 and consisted primarily of the following:

•
$157.7 million of net cash provided by debt and other financings as a result of proceeds from notes payable of $194.4 million, partially offset by principal payments on notes payable of $33.2 million and payments of deferred financing costs of $3.5 million;

•
$1.6 million of net cash distributed to noncontrolling interests consisting of distributions to noncontrolling interests of $2.2 million, partially offset by contributions from noncontrolling interests of $0.6 million;

•	$1.2 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $2.3 million;

•	$0.8 million of cash used for redemptions of common stock; and

•	$0.2 million of cash used for payments of other organization and offering costs.
In order to execute our investment strategy, we utilize secured debt and we may, to the extent available, utilize unsecured debt to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinancing and interest risks, are properly balanced with the benefit of using leverage. Once we have fully invested the proceeds of our initial public offering, we expect our debt financing will be 50% or less of the cost of our investments. There is no limitation on the amount we may borrow for any single investment. Our charter limits our total liabilities such that our total liabilities may not exceed 75% of the cost of our tangible assets; however, we may exceed that limit if a majority of the Conflicts Committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our common stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of September 30, 2013, our borrowings and other liabilities were approximately 30% of the cost (before depreciation or other noncash reserves) and book value (before depreciation) of our tangible assets.

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
Among the fees payable to our advisor is an asset management fee. With respect to investments in loans and any investments other than real property, the asset management fee is a monthly fee calculated, each month, as one-twelfth of 0.75% of the lesser of (i) the amount actually paid or allocated to acquire or fund the loan or other investment, inclusive of fees and expenses related thereto and the amount of any debt associated with or used to acquire or fund such investment and (ii) the outstanding principal amount of such loan or other investment, plus the fees and expenses related to the acquisition or funding of such investment, as of the time of calculation. With respect to investments in real property, the asset management fee is a monthly fee equal to one-twelfth of 0.75% of the sum of the amount paid or allocated to acquire the investment, plus the cost of any subsequent development, construction or improvements to the property, and inclusive of fees and expenses related thereto and the amount of any debt associated with or used to acquire such investment. In the case of investments made through joint ventures, the asset management fee will be determined based on our proportionate share of the underlying investment.
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of September 30, 2013 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2013	2014 - 2015	2016 - 2017	Thereafter
Outstanding debt obligations (1)	$202,080	$35	$30,782	$164,803	$6,460
Interest payments on outstanding debt obligations (2)	25,725	1,634	12,789	6,553	4,749
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts and interest rates in effect at September 30, 2013. We incurred interest expense of $3.1 million, excluding amortization of deferred financing costs of $0.4 million, for the nine months ended September 30, 2013.
Results of Operations
Overview
As of September 30, 2012, we owned six office properties, one office campus consisting of nine buildings, one office portfolio consisting of five office buildings and 43 acres of undeveloped land, one industrial/flex property, 1,375 acres of undeveloped land, four CMBS investments, one performing mortgage loan, one non-performing first mortgage loan and one investment in an unconsolidated joint venture. As of September 30, 2013, we owned 11 office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 43 acres of undeveloped land, one office portfolio consisting of three office properties, one industrial/flex property (which was held for sale), one retail property, one apartment property, 1,375 acres of undeveloped land, one investment in CMBS, one first mortgage loan and one investment in an unconsolidated joint venture. Our results of operations for the three and nine months ended September 30, 2013 may not be indicative of those in future periods as the occupancy in our properties has not been stabilized. As of September 30, 2013, our office and retail properties were collectively 69% occupied and our apartment property was 72% occupied.  However, due to the short outstanding weighted-average lease term in the portfolio of less than three years, we do not put significant emphasis on quarterly changes in occupancy (positive or negative) in the short run. Our underwriting and valuations are generally more sensitive to “terminal values” that may be realized upon the disposition of the assets in the portfolio and less sensitive to ongoing cash flows generated by the portfolio in the years leading up to an eventual sale. There are no guarantees that occupancies of our assets will increase, or that we will recognize a gain on the sale of our assets. We funded the acquisitions of these investments with proceeds from our initial public offering and debt financing. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments. Our income and expenses will also depend on the outcome of our recovery strategies for our non-performing first mortgage loan.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparison of the three months ended September 30, 2013 versus the three months ended September 30, 2012
The following table provides summary information about our results of operations for the three months ended September 30, 2013 and 2012 (dollar amounts in thousands):

	Three Months Ended September 30,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions/ Originations (1)	$ Change Due to Investments Held Throughout Both Periods (2)
	2013	2012
Rental income	$14,071	$3,572	$10,499	294%	$10,379	$120
Tenant reimbursements	3,342	493	2,849	578%	2,744	105
Interest income from real estate loans receivable	5,826	231	5,595	100%	5,595	—
Interest income from real estate securities	30	186	(156)	(84)%	—	(156)
Other operating income	263	55	208	378%	196	12
Operating, maintenance, and management costs	6,929	2,181	4,748	218%	4,839	(91)
Real estate taxes, property-related taxes, and insurance	2,715	497	2,218	446%	2,122	96
Asset management fees to affiliate	1,226	445	781	176%	826	(45)
Real estate acquisition fees to affiliate	857	960	(103)	(11)%	(103)	n/a
Real estate acquisition fees and expenses	348	371	(23)	(6)%	(23)	n/a
General and administrative expenses	649	593	56	9%	n/a	n/a
Depreciation and amortization	9,259	2,872	6,387	222%	6,997	(610)
Interest expense	1,765	495	1,270	257%	1,088	182
Gain on foreclosure of real estate loan receivable, net	7,543	—	7,543	n/a	n/a	n/a
Total loss from discontinued operations	(72)	(275)	203	(74)%	n/a	n/a
_____________________
(1) Represents the dollar amount increase (decrease) for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 related to real estate and real estate-related investments acquired or originated on or after July 1, 2012.
(2) Represents the dollar amount increase (decrease) for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 with respect to real estate and real estate-related investments owned by us during the entire periods presented.
Rental income and tenant reimbursements increased from $3.6 million and $0.5 million, respectively, for the three months ended September 30, 2012 to $14.1 million and $3.3 million, respectively, for the three months ended September 30, 2013, primarily as a result of the growth in our real estate portfolio. We expect rental income and tenant reimbursements to increase in future periods as a result of owning the assets acquired during 2013 for an entire period, leasing additional space and anticipated future acquisitions of real estate.
Interest income from our real estate loans receivable increased from $0.2 million for the three months ended September 30, 2012 to $5.8 million for the three months ended September 30, 2013 due to the origination of first mortgage loans in September 2012 and March 2013. We expect interest income to decrease in future periods as a result of the early payoff of the Ponte Palmero First Mortgage in August 2013, which had significantly increased interest income for the three months ended September 30, 2013 before such payoff, but may increase in future periods to the extent we make additional investments in real estate loans receivable.
Interest income from our real estate securities decreased from $0.2 million for the three months ended September 30, 2012 to $30,000 for the three months ended September 30, 2013 due to the decrease in principal balances related to these securities. We expect interest income from our real estate securities to vary in future periods based upon acquisition activity and principal balances outstanding under our real estate securities.
Property operating costs and real estate taxes and insurance increased from $2.2 million and $0.5 million, respectively, for the three months ended September 30, 2012 to $6.9 million and $2.7 million, respectively, for the three months ended September 30, 2013, primarily as a result of the growth in our real estate portfolio. We expect property operating costs and real estate taxes and insurance to increase in future periods as a result of owning the assets acquired during 2013 for an entire period and anticipated future acquisitions of real estate.
Asset management fees increased from $0.4 million for the three months ended September 30, 2012 to $1.2 million for the three months ended September 30, 2013, as a result of the growth in our investment portfolio. We expect asset management fees to increase in future periods as a result of owning the assets acquired in 2013 for an entire period and anticipated future acquisitions. All asset management fees incurred as of September 30, 2013 have been paid.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Real estate acquisition fees and expenses to affiliates and non-affiliates decreased from $1.3 million for the three months ended September 30, 2012 to $1.2 million for the three months ended September 30, 2013. The decrease is due to the difference in the total acquisition cost for real estate acquired during the three months ended September 30, 2012 of $95.5 million compared to the total acquisition cost for real estate acquired during the three months ended September 30, 2013 of $85.0 million. We expect real estate acquisition fees and expenses to vary in future periods based upon acquisition activity.
Depreciation and amortization increased from $2.9 million for the three months ended September 30, 2012 to $9.3 million for the three months ended September 30, 2013, due to the growth of our real estate portfolio. We expect depreciation and amortization to increase in future periods as a result of owning the assets acquired during 2013 for an entire period and anticipated future acquisitions of real estate.
Interest expense increased from $0.5 million for the three months ended September 30, 2012 to $1.8 million for the three months ended September 30, 2013. The increase in interest expense is primarily a result of our use of debt secured by our real estate assets in 2013. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.
On August 20, 2013, we were the successful bidder at the foreclosure sale of 1180 Raymond. As a result, we recognized a gain on foreclosure of the 1180 Raymond First Mortgage of $7.5 million, which represents the difference between the net fair value of the assets and liabilities assumed and the carrying value of the 1180 Raymond First Mortgage at the time of foreclosure and adjusted for any costs and expense incurred related to the transaction.
Comparison of the nine months ended September 30, 2013 versus the nine months ended September 30, 2012
The following table provides summary information about our results of operations for the nine months ended September 30, 2013 and 2012 (dollar amounts in thousands):

	Nine Months Ended September 30,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions/ Originations (1)	$ Change Due to Investments Held Throughout Both Periods (2)
	2013	2012
Rental income	$32,029	$8,946	$23,083	258%	$22,734	$349
Tenant reimbursements	6,513	996	5,517	554%	5,452	65
Interest income from real estate loans receivable	9,552	231	9,321	100%	9,321	—
Interest income from real estate securities	86	855	(769)	(90)%	—	(769)
Other operating income	862	105	757	721%	705	52
Operating, maintenance, and management costs	15,643	5,018	10,625	212%	10,442	183
Real estate taxes, property-related taxes, and insurance	6,459	1,541	4,918	319%	4,831	87
Asset management fees to affiliate	2,935	1,052	1,883	179%	2,086	(203)
Real estate acquisition fees to affiliate	2,469	1,040	1,429	137%	1,429	n/a
Real estate acquisition fees and expenses	834	384	450	117%	450	n/a
General and administrative expenses	2,326	2,391	(65)	(3)%	n/a	n/a
Depreciation and amortization	19,761	6,083	13,678	225%	14,705	(1,027)
Interest expense	3,458	1,691	1,767	104%	1,606	161
Gain on foreclosure of real estate loan receivable, net	7,543	—	7,543	n/a	n/a	n/a
Total income (loss) from discontinued operations	3,825	(225)	4,050	100%	n/a	n/a
_____________________
(1) Represents the dollar amount increase (decrease) for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 related to real estate and real estate-related investments acquired or originated on or after January 1, 2012.
(2) Represents the dollar amount increase (decrease) for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 with respect to real estate and real estate-related investments owned by us during the entire periods presented.
Rental income and tenant reimbursements increased from $8.9 million and $1.0 million, respectively, for the nine months ended September 30, 2012 to $32.0 million and $6.5 million, respectively, for the nine months ended September 30, 2013, primarily as a result of the growth in our real estate portfolio. We expect rental income and tenant reimbursements to increase in future periods as a result of owning the assets acquired during 2013 for an entire period, leasing additional space and anticipated future acquisitions of real estate.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Interest income from our real estate loans receivable increased from $0.2 million for the nine months ended September 30, 2012 to $9.6 million for the nine months ended September 30, 2013 due to the origination of first mortgage loans in September 2012 and March 2013. We expect interest income to decrease in future periods as a result of the early payoff of the Ponte Palmero First Mortgage in August 2013, which had significantly increased interest income for the nine months ended September 30, 2013 before such payoff, but may increase in future periods to the extent we make additional investments in real estate loans receivable.
Interest income from our real estate securities decreased from $0.9 million for the nine months ended September 30, 2012 to $0.1 million for the nine months ended September 30, 2013 due to the decrease in principal balances related to these securities. We expect interest income from our real estate securities to vary in future periods based upon acquisition activity and principal balances outstanding under our real estate securities.
Other operating income increased from $0.1 million for the nine months ended September 30, 2012 to $0.9 million for the nine months ended September 30, 2013, primarily as a result of the growth in our real estate portfolio. We expect other operating income to increase in future periods as a result of owning the assets acquired during 2013 for an entire period, leasing additional space and anticipated future acquisitions of real estate.
Property operating costs and real estate taxes and insurance increased from $5.0 million and $1.5 million, respectively, for the nine months ended September 30, 2012 to $15.6 million and $6.5 million, respectively, for the nine months ended September 30, 2013, primarily as a result of the growth in our real estate portfolio. We expect property operating costs and real estate taxes and insurance to increase in future periods as a result of owning the assets acquired during 2013 for an entire period and anticipated future acquisitions of real estate.
Asset management fees increased from $1.1 million for the nine months ended September 30, 2012 to $2.9 million for the nine months ended September 30, 2013, as a result of the growth in our investment portfolio. We expect asset management fees to increase in future periods as a result of owning the assets acquired in 2013 for an entire period and anticipated future acquisitions. All asset management fees incurred as of September 30, 2013 have been paid.
Real estate acquisition fees and expenses to affiliates and non-affiliates increased from $1.4 million for the nine months ended September 30, 2012 to $3.3 million for the nine months ended September 30, 2013. The increase is due to the difference in the total acquisition cost for real estate acquired during the nine months ended September 30, 2012 of $95.5 million compared to the total acquisition cost for real estate acquired during the nine months ended September 30, 2013 of $244.0 million. We expect real estate acquisition fees and expenses to vary in future periods based upon acquisition activity.
Depreciation and amortization increased from $6.1 million for the nine months ended September 30, 2012 to $19.8 million for the nine months ended September 30, 2013, due to the growth of our real estate portfolio. We expect depreciation and amortization to increase in future periods as a result of owning the assets acquired during 2013 for an entire period and anticipated future acquisitions of real estate.
Interest expense increased from $1.7 million for the nine months ended September 30, 2012 to $3.5 million for the nine months ended September 30, 2013. The increase in interest expense is primarily a result of our use of debt secured by our real estate assets in 2013. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.
On August 20, 2013, we were the successful bidder at the foreclosure sale of 1180 Raymond. As a result, we recognized a gain on foreclosure of the 1180 Raymond First Mortgage of $7.5 million, which represents the difference between the net fair value of the assets and liabilities assumed and the carrying value of the 1180 Raymond First Mortgage at the time of foreclosure and adjusted for any costs and expense incurred related to the transaction.
Total income from discontinued operations increased from a loss from discontinued operations of $0.2 million for the nine months ended September 30, 2012 to income from discontinued operations of $3.8 million for the nine months ended September 30, 2013. The increase is primarily a result of a sale of one office building that resulted in a gain on sale of $4.2 million. We expect total income from discontinued operations to vary in future periods based upon disposition activity.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Distributions
Distributions declared, distributions paid and cash flows from operations were as follows for the first, second and third quarters of 2013 (in thousands, except per share amounts):

	Distribution Declared	Distributions Declared Per Share	Distributions Paid			Cash Flows From Operations
Period			Cash	Reinvested	Total
First Quarter 2013	$3,576	$0.062	$—	$—	$—	$562
Second Quarter 2013	—	—	1,236	2,340	3,576	4,119
Third Quarter 2013	—	—	—	—	—	12,545
	$3,576	$0.062	$1,236	$2,340	$3,576	$17,226
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
For the nine months ended September 30, 2013, we paid aggregate distributions of $3.6 million, including $1.2 million of distributions paid in cash and $2.3 million of distributions reinvested through our dividend reinvestment plan. Our net income attributable to common stockholders for the nine months ended September 30, 2013 was $6.4 million and our cash flows from operations were $17.2 million. Our cumulative distributions paid and net loss attributable to common stockholders from inception through September 30, 2013 were $22.9 million and $12.9 million, respectively. We have funded our cumulative distributions, which includes net cash distributions and dividends reinvested by stockholders, with proceeds from debt financing of $18.7 million and proceeds from the dispositions of properties of $4.2 million (which amount is approximately equal to the gain resulting from the disposition). To the extent that we pay distributions from sources other than our cash flow from operations or gains from asset sales, we will have fewer funds available for investment in real estate-related loans, opportunistic real estate, real estate-related debt securities and other real estate-related investments, the overall return to our stockholders may be reduced and subsequent investors may experience dilution.

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
Disposition of Roseville Commerce Center
On September 10, 2010, we, through an indirect wholly owned subsidiary, purchased three separate nonperforming first mortgage loans (collectively, the “Roseville Commerce Center Mortgage Portfolio”) at a discounted purchase price of $5.9 million plus closing costs. The Roseville Commerce Center Mortgage Portfolio was secured by five industrial flex buildings with each building containing approximately 22,500 rentable square feet and four parcels of partially improved land encompassing 6.0 acres. The properties are located at 10556-10612 Industrial Avenue in Roseville, California. On June 27, 2011, we foreclosed on the properties securing the Roseville Commerce Center Mortgage Portfolio, and thereby obtained ownership of them.
In December 2011, we received an unsolicited offer to purchase one of the industrial flex buildings and, on January 31, 2012, we sold this building that had a net book value of $0.6 million for $1.3 million. The purchaser is not affiliated with us or our advisor.
In February 2012, we received an unsolicited offer to purchase the four parcels of partially improved land encompassing 6.0 acres and, on May 24, 2012, we sold the four parcels of land with a net book value of $0.7 million for $0.8 million. The purchaser is not affiliated with us or our advisor.
On October 15, 2013, we sold the four remaining industrial flex buildings that had a net book value of $4.0 million for $5.9 million. The purchaser is not affiliated with us or our advisor.
Disposition of 6151 and 6201 Powers Ferry Landing East Buildings
On September 24, 2012, we, through an indirect wholly owned subsidiary, acquired three office buildings containing a total of 393,502 rentable square feet located on approximately 23 acres of land in Atlanta, Georgia (“Powers Ferry Landing East”) at a contractual purchase price of $17.0 million plus closing costs. On October 31, 2013, we sold two of the three office buildings containing 246,475 rentable square feet that had a net book value of $10.4 million for $18.5 million. The purchaser is not affiliated with us or our advisor.

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
We borrow funds at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of September 30, 2013, the fair value and carrying value of our fixed rate real estate loan receivable was $21.9 million and $21.8 million, respectively. The fair value estimate of our fixed rate real estate loan receivable was estimated using an internal valuation model that considers the expected cash flows for the loans, underlying collateral values (for collateral-dependent loans) and the estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements. As of September 30, 2013, the fair value of our fixed rate debt was $40.7 million and the carrying value of our fixed rate debt was $39.2 million. The fair value estimate of our fixed rate debt was calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of September 30, 2013. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting changes in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on variable rate debt and loans receivable would change our future earnings and cash flows, but would not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. As of September 30, 2013, we were exposed to market risks related to fluctuations in interest rates on $164.5 million of variable rate debt outstanding. Based on interest rates as of September 30, 2013, if interest rates were 100 basis points higher during the 12 months ending September 30, 2014, interest expense on our variable rate debt would increase by $1.6 million. As of September 30, 2013, one-month LIBOR was 0.17885% and if the LIBOR index was reduced to 0% during the 12 months ending September 30, 2014, interest expense on our variable rate debt would decrease by $0.3 million.
The interest rates of our fixed rate debt and variable rate debt as of September 30, 2013 were 6.3% and 2.5%, respectively.  The annual effective interest rate of our fixed rate real estate loan receivable as of September 30, 2013 was 13.0%. The annual effective interest rate represents the effective interest rate as of September 30, 2013, using the interest method that we use to recognize interest income on our real estate loans receivable.

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

We sold 56,584,976 shares of common stock in the primary offering for gross offering proceeds of $561.7 million. As of September 30, 2013, we had sold 1,575,836 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $15.0 million. Also as of September 30, 2013, we had redeemed 162,635 of the shares sold in our offering for $1.5 million. As of September 30, 2013, we had incurred selling commissions, dealer manager fees and other organization and offering costs in the amounts set forth below. In connection with our primary offering, we paid selling commissions and dealer manager fees to KBS Capital Markets Group, and KBS Capital Markets Group reallowed all selling commissions and a portion of the dealer manager fees to participating broker-dealers. In addition, we reimburse KBS Capital Advisors and KBS Capital Markets Group for certain offering expenses.

Type of Expense Amount	Amount (in thousands)	Estimated/Actual
Selling commissions and dealer manager fees	$49,574	Actual
Finders’ fees	—	Actual
Other underwriting compensation	4,476	Actual
Other organization and offering costs (excluding underwriting compensation)	6,236	Actual
Total expenses	$60,286
Percentage of offering proceeds used to pay or reimburse affiliates for organization and offering costs and expenses	10.5%	Actual
From the commencement of our initial public offering through September 30, 2013, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $516.4 million.
We expect to use substantially all of the net proceeds from our initial public offering to invest in and manage a diverse portfolio of real estate-related loans, opportunistic real estate, real estate-related debt securities and other real estate-related investments. We may use the net proceeds from the sale of shares under our dividend reinvestment plan for general corporate purposes, including, but not limited to, the redemption of shares under our share redemption program; reserves required by any financings of our investments; future funding obligations under any real estate loans receivable we acquire; the acquisition or origination of assets, which would include payment of acquisition and origination fees to our advisor; the repayment of debt; and expenses related to our investments, such as purchasing a loan senior to ours to protect our junior position in the event of a default by the borrower on the senior loan, making protective advances to preserve collateral securing a loan, or making capital and tenant improvements or paying leasing costs and commissions related to real property. As of September 30, 2013, we have used the net proceeds from our primary offering, along with debt financing, to acquire $704.8 million in real estate investments and real estate-related loans, including $9.3 million of real estate acquisition fees and expenses paid to affiliates and non-affiliates including costs related to the foreclosure of loans and capitalized costs related to our acquisitions.

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

•
During each calendar year, redemptions are limited to the amount of net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year (except that, as of September 30, 2013, we also have available under the share redemption program up to $1.0 million in additional funds to redeem a qualifying stockholder’s shares if the shares are being redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence;” for purposes of determining the amount of funds available for redemption under the program, redemptions for a stockholder’s death, qualifying disability or determination of incompetence, are made first from the $1.0 million before the general allocation for redemptions described above). Additionally, based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during 2012, we have $7.9 million available for all other redemptions in 2013.

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

PART II. OTHER INFORMATION (CONTINUED)
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (continued)

During the nine months ended September 30, 2013, we fulfilled all redemption requests and redeemed shares pursuant to the share redemption program as follows:

Month	Total Number of Shares Redeemed	Average Price Paid Per Share (1)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2013	1,075	$9.22	(2)
February 2013	5,143	$9.65	(2)
March 2013	4,328	$9.30	(2)
April 2013	18,383	$9.42	(2)
May 2013	899	$9.46	(2)
June 2013	3,098	$9.32	(2)
July 2013	3,228	$9.63	(2)
August 2013	18,720	$9.57	(2)
September 2013	22,817	$9.30	(2)
Total	77,691
_____________________
(1) Pursuant to the program, as amended, we will initially redeem shares as follows:

•	The lower of $9.25 or 92.5% of the price paid to acquire the shares from us for stockholders who have held their shares for at least one year;

•	The lower of $9.50 or 95.0% of the price paid to acquire the shares from us for stockholders who have held their shares for at least two years;

•	The lower of $9.75 or 97.5% of the price paid to acquire the shares from us for stockholders who have held their shares for at least three years; and

•	The lower of $10.00 or 100% of the price paid to acquire the shares from us for stockholders who have held their shares for at least four years.
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
(2) We limit the dollar value of shares that may be redeemed under the program as described above. During the nine months ended September 30, 2013, we redeemed $0.8 million of common stock, which represented all redemption requests received in good order and eligible for redemption through the September 2013 redemption date. Additionally, based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during 2012 and redemptions through September 30, 2013, we have $7.9 million available for redemptions for the remainder of 2013. In addition, as of September 30, 2013, we also have available under the share redemption program up to $1.0 million in additional funds to redeem a qualifying stockholder’s shares if the shares are being redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence;” for purposes of determining the amount of funds available for redemption under the program, redemptions for a stockholder’s death, qualifying disability or determination of incompetence, are made first from the $1.0 million before the general allocation for redemptions described above.
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

4.3	Third Amended and Restated Dividend Reinvestment Plan, incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2013

10.1	Advisory Agreement by and between the Company and KBS Capital Advisors LLC, dated October 8, 2013

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Third Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS STRATEGIC OPPORTUNITY REIT, INC.

Date:	November 7, 2013	By:	/S/ KEITH D. HALL
Keith D. Hall
Chief Executive Officer and Director
(principal executive officer)

Date:	November 7, 2013	By:	/S/ DAVID E. SNYDER
David E. Snyder
Chief Financial Officer
(principal financial officer)