Form 10-K
period 2013-12-31
KBS Strategic Opportunity REIT, Inc.
filed 2014-03-11
CIK 1452936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-K
______________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐  No  ☒
There is no established market for the Registrant’s shares of common stock.  The Registrant has made an initial public offering of its shares of common stock pursuant to a Registration Statement on Form S-11. The Registrant ceased offering shares of common stock in its primary offering on November 14, 2012. The last price paid to acquire a share in the Registrants primary offering was $10.00 per share, with discounts available for certain categories of purchasers. There were approximately 58,031,744 shares of common stock held by non-affiliates as of June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter.
As of March 3, 2014, there were 59,553,656 outstanding shares of common stock of the Registrant.
Documents Incorporated by Reference:
Registrant incorporates by reference in Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K portions of its Definitive Proxy Statement for its 2014 Annual Meeting of Stockholders.

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
Overview
KBS Strategic Opportunity REIT, Inc. was formed on October 8, 2008 as a Maryland corporation and elected to be taxed as a real estate investment trust (“REIT”) beginning with the taxable year ending December 31, 2010. As used herein, the terms “we,” “our” and “us” refer to KBS Strategic Opportunity REIT, Inc. and as required by context, KBS Strategic Opportunity Limited Partnership, a Delaware limited partnership formed on December 10, 2008 (the “Operating Partnership”), and its subsidiaries. We conduct our business primarily through our Operating Partnership, of which we are the sole general partner. Subject to certain restrictions and limitations, our business is managed by KBS Capital Advisors LLC (“KBS Capital Advisors”), our external advisor, pursuant to an advisory agreement. Our advisor conducts our operations and manages our portfolio of real estate-related investments. Our advisor owns 20,000 shares of our common stock. We have no paid employees.
On January 8, 2009, we filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a minimum of 250,000 shares and a maximum of 140,000,000 shares of common stock for sale to the public, of which 100,000,000 shares were registered in our primary offering and 40,000,000 shares were registered under our dividend reinvestment plan. The SEC declared our registration statement effective on November 20, 2009. We ceased offering shares of common stock in our primary offering on November 14, 2012. We sold 56,584,976 shares of common stock in the primary offering for gross offering proceeds of $561.7 million. We continue to offer shares of common stock under the dividend reinvestment plan. As of December 31, 2013, we had sold 3,080,830 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $29.3 million. Also as of December 31, 2013, we had redeemed 343,049 of the shares sold in our offering for $3.2 million. Additionally, on December 29, 2011 and October 23, 2012, we issued 220,994 shares and 55,249 shares of common stock, respectively, for $2.0 million and $0.5 million, respectively, in private transactions exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933.
As of December 31, 2013, we owned 12 office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 43 acres of undeveloped land, one office portfolio consisting of three office properties, one retail property, one apartment property, two investments in undeveloped land encompassing an aggregate of 1,670 acres, one investment in CMBS, one first mortgage loan and two investments in unconsolidated joint ventures.
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
We have sought to achieve these objectives by investing in and managing a portfolio of real estate-related loans, opportunistic real estate, real estate-related debt securities and other real estate-related investments. We have acquired our investments through a combination of equity raised in our initial public offering and debt financing. We ultimately seek to diversify our portfolio by investment size, investment type, and investment risk with the goal of attaining a portfolio of income-producing assets that provide attractive and stable returns to our investors.
Real Estate Investments
As of December 31, 2013, we owned 12 office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 43 acres of undeveloped land, one office portfolio consisting of three office properties and one retail property encompassing, in the aggregate, approximately 4.1 million rentable square feet. As of December 31, 2013, these properties were 72% occupied. In addition, we owned one apartment property, containing 317 units and encompassing approximately 0.3 million rentable square feet, which was 71% occupied. We also owned two investments in undeveloped land encompassing an aggregate of 1,670 acres. In addition, we owned two investments in unconsolidated joint ventures.

We have attempted to diversify our tenant base in order to limit exposure to any one tenant or industry. As of December 31, 2013, we had no tenants that represented more than 10% of our total annualized base rent and our top ten tenants represented approximately 17% of our total annualized base rent. The total cost of our real estate portfolio, net of impairment charges, as of December 31, 2013 was $668.0 million. For more information about our real estate investments, see Part I, Item 2 of this Annual Report on Form 10-K.
Real Estate-Related Investments
As of December 31, 2013, we owned one real estate loan receivable with a total book value of $21.9 million. This loan had an annual effective interest rate of 13.0% as of December 31, 2013.
Real Estate-Related Debt Securities
As of December 31, 2013, we owned one AAA-rated commercial mortgage-backed securities (“CMBS”) investment. As of December 31, 2013, the outstanding face amount and fair value of the CMBS investment was $0.3 million.
Investment Strategies
As of December 31, 2013, we had $58.0 million of available cash that has yet to be invested in real estate or real-estate related investments. We may have additional cash available for investment to the extent that we finance our existing investments or dispose of certain investments in the future. We may use a portion of such cash, along with debt financing, to continue to invest in and manage a diverse portfolio of opportunistic real estate, real estate-related loans, real estate-related debt securities and other real estate-related investments. Such additional investments could include non-performing loans (which may result in our acquisition of the underlying property securing the loan through foreclosure or similar processes), non-stabilized or undeveloped properties, CMBS and other opportunistic real estate-related assets. We may also invest in entities that make similar investments.
Financing Objectives
We have financed the majority of our real estate and real estate-related investments with a combination of the proceeds we received from our initial public offering and debt. We used debt financing to increase the amount available for investment and to increase overall investment yields to us and our stockholders. As of December 31, 2013, the weighted‑average interest rate on our debt was 3.1%.
We borrow funds at both fixed and variable rates; as of December 31, 2013, we had $38.7 million and $217.2 million of fixed and variable rate debt outstanding, respectively. The weighted‑average interest rates of our fixed rate debt and variable rate debt as of December 31, 2013 were 6.3% and 2.5%, respectively. The weighted‑average interest rate represents the actual interest rate in effect as of December 31, 2013, using interest rate indices as of December 31, 2013, where applicable.
We have tried to spread the maturity dates of our debt to minimize maturity and refinance risk in our portfolio. In addition, a majority of our debt allows us to extend the maturity dates, subject to certain conditions. Although we believe we will satisfy the conditions to extend the maturity of our debt obligations, we can give no assurance in this regard. The following table shows the current and fully extended maturities, including principal amortization payments, of our debt as of December 31, 2013 (in thousands):

	Current Maturity	Extended Maturity
2014	$140	$140
2015	31,751	31,751
2016	14,991	2,336
2017	178,429	3,931
2018	24,280	146,650
Thereafter	6,280	71,063
	$255,871	$255,871
There is no limitation on the amount we may borrow for any single investment. Our charter limits our total liabilities to 75% of the cost of our tangible assets; however, we may exceed that limit if a majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our common stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of December 31, 2013, our borrowings and other liabilities were approximately 36% of the cost (before depreciation or other noncash reserves) and book value (before depreciation) of our tangible assets. However, we intend to place additional debt on our investments in the future to enhance our liquidity and to allow us to make additional real estate and real estate-related investments.

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
Disposition Policies
The period that we will hold our investments in real estate-related loans, opportunistic real estate real estate-related debt securities and other real estate-related investments will vary depending on the type of asset, interest rates and other factors. Our advisor will develop a well-defined exit strategy for each investment we make. KBS Capital Advisors will continually perform a hold-sell analysis on each asset in order to determine the optimal time to hold the asset and generate a strong return for our stockholders. Economic and market conditions may influence us to hold our investments for different periods of time. We may sell an asset before the end of the expected holding period if we believe that market conditions have maximized its value to us or the sale of the asset would otherwise be in the best interests of our stockholders. During the year ended December 31, 2013, we disposed of three office buildings and four industrial/flex buildings, resulting in gross sale proceeds of $32.2 million.
2013 Investment Highlights
During 2013, we acquired/originated:

•
an office portfolio consisting of three office properties containing a total of 517,974 rentable square feet located on approximately 32.4 acres of land in Austin, Texas for $74.8 million plus closing costs;

•	an office property containing a total of 612,890 rentable square feet located on approximately 43.7 acres of land in Westminster, Colorado for $84.2 million plus closing costs;

•	an office property containing 191,784 rentable square feet located on approximately 0.6 acres of land in Seattle, Washington for $34.0 million plus closing costs;

•	an office property containing a total of 179,872 rentable square feet located on approximately 0.4 acres of land in Boston, Massachusetts for $51.0 million plus closing costs;

•	an office property containing 230,366 rentable square feet located on approximately 9.2 acres of land in Orlando, Florida for $31.0 million plus closing costs;

•	295 acres of undeveloped land in North Las Vegas, Nevada for $20.0 million plus closing costs; and

•	a performing first mortgage for $22.0 million plus closing costs.
Market Outlook - Real Estate and Real Estate Finance Markets
The following discussion is based on management’s beliefs, observations and expectations with respect to the real estate and real estate finance markets.
In the wake of the sub-par recovery of the U.S. economy, concerns persist regarding the slow pace of job and income growth and the overall economic health of domestic consumers, businesses and governments. The federal government has employed an array of fiscal and monetary policies to attempt to help get the U.S. economy onto a sound and sustainable growth path. The road to recovery has been anything but smooth, but early estimates indicate that the second half of 2013 saw U.S. GDP increase by over 3%.
In February of 2014, Congress ended a lengthy dispute with the White House and unconditionally extended the government’s borrowing limit until March 2015. While this action should provide some measure of stability, the federal government is still facing major policy issues, including passage of a federal budget. The federal government is currently working from a modified sequestration budget that was not intended to be a long-term solution.

The Federal Reserve has maintained an accommodative monetary policy since the introduction of quantitative easing (“QE”) and the Troubled Asset Relief Program (“TARP”) since October of 2008. Using the U.S. treasury balance sheet to purchase U.S. treasury bonds and mortgage backed securities, the Federal Reserve has injected trillions of U.S. dollars into the global financial markets. At this point in time, it is unclear what the final cost or impact of this program will be, but commentators believe that the U.S. economy has emerged from the recent recession. In December 2013, the speculation as to the possible end of QE programs was finally ended with the announcement by the Federal Reserve of the tapering of government purchases of U.S. treasury securities and U.S. agency mortgages. The tapering of these purchases has led to increased volatility in the emerging markets which has, in turn, triggered a global repricing of financial assets that has impacted stocks, bonds (both corporate and sovereign) and currencies.
Despite cuts to federal government spending, the U.S. GDP has most recently begun to grow well above most economists’ expectations. In the third quarter of 2013, U.S. GDP increased at a robust annual rate of 4.1% and the second estimate of fourth quarter 2013 reflects an annual rate increase in U.S. GDP of 2.4%. A combination of pent-up U.S. consumer demand and global demand for U.S. equipment, machinery and airplanes has contributed to the strong growth.
The U.S. dollar has remained a safe haven currency and U.S. commercial property markets have benefitted from an inflow of foreign capital. Gateway markets such as New York City and San Francisco continue to benefit from a strong bid for commercial properties. Over the past two years, transaction volumes increased and the re-emergence of the CMBS market and the availability of debt capital have contributed to the ongoing economic recovery. This trend continued into 2014 and the U.S. commercial real estate market has gained favor as an alternative investment. Looking forward, however, the recovery in commercial real estate is expected to remain uneven across geographies and among property types.
The U.S. residential real estate market has been recovering. Low interest rates, pent-up demand from the consumer sector and the introduction of institutional investors in the form of buy-to-rent portfolios have all contributed to a broad recovery of home prices. Some markets have recovered to pre-recession levels, but the majority of U.S. housing markets still have not recaptured the lost equity experienced during the recent recession, which weighs on consumer confidence. Impediments to a continued recovery in this market include rising interest rates, more stringent underwriting standards for borrowers and a potential slowdown in demand by institutional investors. In addition, as referenced above, the Federal Reserve’s QE program, which peaked at $40 billion a month in purchases of mortgage backed securities, is slowly being scaled down. It is anticipated that the removal of the Federal Reserve’s purchases in the mortgage backed securities market will contribute to the increase in the cost of future mortgage financings.
In Europe, concerns remain regarding the economic burden of sovereign debt and the pace of economic recovery. Some European banks hold material quantities of sovereign debt on their balance sheets. The possible default or restructuring of the sovereign debt obligations of certain European Union countries and the resulting negative impact on the global financial markets remain significant concerns. The uncertainty surrounding the size of the problem and how regulators and governments intend to remedy the situation has caused many investors to reassess their pricing of sovereign risks. Most recently, Europe has benefited from the emerging markets investor exodus and the yields on almost all European sovereign debt have declined.
Europe’s gain has come at the cost of emerging market countries such as South Africa, Turkey and Argentina. Capital outflows have destabilized local markets for most of 2013, as investors struggled with the implications of the end of QE programs.
The global rating agencies continue to be vigilant in their analysis of the health of the global financial markets. In November 2012, Moody’s downgraded France’s sovereign debt rating to Aa1 from AAA and, in February 2013, Moody’s downgraded the U.K. government debt to Aa1 from AAA as well. In the past two years, Asia also has seen a number of ratings downgrades, with Fitch downgrading Japan to A+ in May of 2012 and China to A+ in April of 2013. The global ratings agencies continue to have a number of sovereign issuers on negative watch as governments have struggled to resolve their budget issues and face growing debt obligations. In recent months these credit issues have shifted away from the European sovereign credits to Asia and some emerging market nations (Turkey, South America, Brazil and Argentina).
Overall, despite indications of recovery both in the United States and abroad, uncertainties abound. China’s export-based economy has slowed and Japan embarked upon a large scale QE program of its own in 2013. In the United States, the Federal Reserve announced the tapering of the current QE program, which, when combined with the highly adversarial political climate at the federal level, has led to high levels of uncertainty and increased volatility in the capital markets. In the short-term, these conditions are expected to continue and, combined with a challenging macro-economic environment, may interfere with the implementation of our business strategy and/or force us to modify it.

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
Segments
We have invested in non-performing loans, opportunistic real estate and other real estate-related assets and classified our operations by investment type: real estate-related and real estate. In general, we intend to hold our investments in non-performing loans, opportunistic real estate and other real estate-related assets for capital appreciation. Traditional performance metrics of non-performing loans, opportunistic real estate and other real estate-related assets may not be meaningful as these investments are non-stabilized and do not provide a consistent stream of interest income or rental revenue. These investments exhibit similar long-term financial performance and have similar economic characteristics. These investments typically involve a higher degree of risk and do not provide a constant stream of ongoing cash flows. As a result, our management views non-performing loans, opportunistic real estate and other real estate-related assets as similar investments. Substantially all of our revenue and net income (loss) is from non-performing loans, opportunistic real estate and other real estate-related assets, and therefore, we currently aggregate our operating segments into one reportable business segment.

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
Our charter does not require our directors to seek stockholder approval to liquidate our assets by a specified date, nor does our charter require our directors to list our shares for trading on a national securities exchange by a specified date. There is no public market for our shares and we currently have no plans to list our shares on a national securities exchange. Until our shares are listed, if ever, our stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase standards. In addition, our charter prohibits the ownership of more than 9.8% of our stock, unless exempted by our board of directors, which may inhibit large investors from purchasing our shares. In its sole discretion, our board of directors could amend, suspend or terminate our share redemption program upon 30 days’ notice. Further, the share redemption program includes numerous restrictions that would limit a stockholder’s ability to sell his or her shares. Therefore, it will be difficult for our stockholders to sell their shares promptly or at all. If a stockholder is able to sell his or her shares, it would likely be at a substantial discount to the public offering price. It is also likely that our shares would not be accepted as the primary collateral for a loan. Because of the illiquid nature of our shares, our stockholders should purchase shares in our dividend reinvestment plan only as a long-term investment and be prepared to hold them for an indefinite period of time.
A concentration of our real estate investments in any one property class may leave our profitability vulnerable to a downturn in such sector.
At any one time, a significant portion of our investments could be in one property class. As a result, we will be subject to risks inherent in investments in a single type of property. If our investments are substantially in one property class, then the potential effects on our revenues, and as a result, on cash available for distribution to our stockholders, resulting from a downturn in the businesses conducted in those types of properties could be more pronounced than if we had more fully diversified our investments. As of December 31, 2013, our investments in office properties represented 68.0% of our total assets.
Because of the concentration of a significant portion of our assets in three geographic areas, any adverse economic, real estate or business conditions in these areas could affect our operating results and our ability to make distributions to our stockholders.
As of December 31, 2013, our real estate investments in Texas, Washington and Colorado represented 27.9%, 14.0% and 10.8% of our total assets, respectively. As a result, the geographic concentration of our portfolio makes it particularly susceptible to adverse economic developments in the Texas, Washington and Colorado real estate markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect our operating results and our ability to make distributions to stockholders.

Disruptions in the financial markets and stagnant economic conditions could adversely affect market rental rates, commercial real estate values and our ability to secure debt financing, service debt obligations, or pay distributions to our stockholders.
Despite improved access to capital for some companies, the capital and credit markets continue to be affected by the extreme volatility and disruption during the past four years. The health of the global capital markets remains a concern. The banking industry has been experiencing improved earnings, but the relatively low growth economic environment has caused the markets to question whether financial institutions are truly appropriately capitalized. The downgrade of the U.S. government debt has increased these concerns, especially for the larger, money center banks. Smaller financial institutions have continued to work with borrowers to amend and extend existing loans; however, as these loans reach maturity, there is the potential for future credit losses. The FDIC’s list of troubled financial institutions is still quite large and the threat of more bank closings will continue to weigh heavily on the financial markets.
Looking forward, it is unclear whether mortgage delinquencies have peaked. Liquidity in the global credit market has been severely contracted by market disruptions, and new lending is expected to remain subdued in the near term. We have relied on debt financing to finance our properties and real estate-related assets. As a result of the uncertainties in the credit markets, we may not be able to refinance our existing indebtedness or obtain additional debt financing on attractive terms. If we are not able to refinance existing indebtedness on attractive terms at its maturity, we may be forced to dispose of some of our assets.
Further disruptions in the financial markets and stagnant economic conditions could adversely affect the values of our investments. Turmoil in the capital markets has constrained equity and debt capital available for investment in commercial real estate, resulting in fewer buyers seeking to acquire commercial properties and possible increases in capitalization rates and lower property values. Furthermore, declining economic conditions could negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our real estate portfolio and in the collateral securing our loan investments, which could have the following negative effects on us:

•	the values of our investments in commercial properties could decrease below the amounts paid for such investments;

•	the value of collateral securing our loan investments could decrease below the outstanding principal amounts of such loans;

•
revenues from our properties could decrease due to fewer tenants and/or lower rental rates, making it more difficult for us to pay distributions or meet our debt service obligations on debt financing; and/or

•
revenues from the properties and other assets underlying our CMBS investment could decrease, making it more difficult for the borrowers to meet their payment obligations to us, which could in turn make it more difficult for us to pay dividends or meet our debt service obligations on debt financing.

All of these factors could impair our ability to make distributions to our investors and decrease the value of an investment in us.
We have a limited operating history, which makes our future performance difficult to predict.
We have a limited operating history. We were incorporated in the State of Maryland on October 8, 2008. As of December 31, 2013, we owned 12 office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 43 acres of undeveloped land, one office portfolio consisting of three office properties, one retail property, one apartment property, two investments in undeveloped land encompassing an aggregate of 1,670 acres, one investment in CMBS, one first mortgage loan and two investments in unconsolidated joint ventures. You should not assume that our performance will be similar to the past performance of other real estate investment programs sponsored by affiliates of our advisor, including KBS Real Estate Investment Trust, Inc. (“KBS REIT I”) and KBS Real Estate Investment Trust II, Inc. (“KBS REIT II”). The private KBS-sponsored programs were not subject to the up-front commissions, fees and expenses associated with a public offering nor all of the laws and regulations that will apply to us. For all of these reasons, you should be especially cautious when drawing conclusions about our future performance and you should not assume that it will be similar to the prior performance of other KBS-sponsored programs. Our limited operating history and the differences between us and the private KBS-sponsored programs significantly increase the risk and uncertainty you face in making an investment in our shares.

Because we depend upon our advisor and its affiliates to conduct our operations, adverse changes in the financial health of our advisor or its affiliates could cause our operations to suffer
We depend on KBS Capital Advisors, its affiliates and the key real estate and debt finance professionals at KBS Capital Advisors to manage our operations and our portfolio of real estate-related loans, opportunistic real estate, real estate-related debt securities and other real estate-related investments. Our advisor depends upon the fees and other compensation that it receives from us and other public KBS-sponsored programs in connection with the origination, purchase, management and sale of assets to conduct its operations. Any adverse changes in the financial condition of KBS Capital Advisors or its affiliates or our relationship with KBS Capital Advisors or its affiliates could hinder their ability to successfully manage our operations and our portfolio of investments. Furthermore, if some or all of the key real estate and debt finance professionals at KBS Capital Advisors are internalized by KBS REIT I, KBS REIT II, KBS Real Estate Investment Trust III, Inc. (“KBS REIT III”), KBS Legacy Partners Apartment REIT, Inc. (“KBS Legacy Partners Apartment REIT”) or KBS Strategic Opportunity REIT II, Inc. (“KBS Strategic Opportunity REIT II”), KBS Capital Advisors may need to replace such professionals, or we may need to find employees or an advisor to replace the management services KBS Capital Advisors provides to us. In such event our operating performance and the return on our stockholders’ investment could suffer.
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

Our distribution policy is not to pay distributions from sources other than cash flow from operations, investment activities and strategic financings. However, our organizational documents do not restrict us from paying distributions from any source and do not restrict the amount of distributions we may pay from any source, including proceeds from the issuance of securities, borrowings, advances from our advisor or sponsors or from our advisor’s deferral of its fees under the advisory agreement. Distributions paid from sources other than current or accumulated earnings and profits may constitute a return of capital. From time to time, we may generate taxable income greater than our taxable income for financial reporting purposes, or our taxable income may be greater than our cash flow available for distribution to stockholders. In these situations we may make distributions in excess of our cash flow from operations, investment activities and strategic financings to satisfy the REIT distribution requirement described above. In such an event, we would look first to other third party borrowings to fund these distributions. If we fund distributions from financings, the proceeds from issuances of securities or sources other than our cash flow from operations, we will have less funds available for investment in real estate-related loans, opportunistic real estate, real estate-related debt securities and other real estate-related investments and the overall return to our stockholders may be reduced.
In addition, to the extent distributions exceed cash flow from operations and gains from asset sales, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain. There is no limit on the amount of distributions we may fund from sources other than from cash flows from operations or gains from asset sales. For the year ended December 31, 2013, we paid aggregate distributions of $25.7 million (of which $16.6 million was reinvested through our dividend reinvestment plan). Our net income attributable to stockholders for the year ended December 31, 2013 was $11.5 million. For the year ended December 31, 2013, we funded 51% of total distributions paid, which includes cash distributions and dividends reinvested by stockholders, with proceeds from gains realized from the dispositions of properties and funded 49% of total distributions paid with the cash provided by operations. Through December 31, 2013, we funded 42% of total distributions paid, which includes cash distributions and dividends reinvested by stockholders, with proceeds from debt financing, funded 30% of total distributions paid with the gains realized from the dispositions of properties and funded 28% of total distributions paid with cash provided by operations. Our cumulative distributions and net loss attributable to common stockholders from inception through December 31, 2013 were $45.0 million and $7.8 million, respectively.
If we are incorrect in our assessment of asset appreciation that has been used to justify a cash distribution, the return for later investors purchasing our stock will be lower than the return for earlier investors.
We do not intend to change our $9.50 per share dividend reinvestment plan offering price until we establish and disclose an estimated value per share, which is expected to occur on or about March 27, 2014. However, under our distribution policy, to the extent that we believe assets in our portfolio have appreciated in value after acquisition or subsequent to the time we have taken control of the assets via foreclosure or deed-in-lieu proceedings, we have used in the past, and may continue to use in the future, the proceeds from real estate financings to fund distributions to our stockholders. Therefore, investors who purchase our shares earlier, as compared with later investors, have received and may continue to receive more distributions for the same cash investment as a result of any distributions that are made based on our assessment of asset appreciation. Furthermore, if we are incorrect in our assessment of asset appreciation that is used to justify a cash distribution, the return for later investors purchasing our stock will be further reduced relative to the return for earlier investors.
The loss of or the inability to retain key real estate and debt finance professionals at our advisor could delay or hinder implementation of our investment strategies, which could limit our ability to make distributions and decrease the value of an investment in our shares.
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
All of our executive officers and some of our directors and other key real estate and debt finance professionals are also officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor, KBS Capital Markets Group LLC (“KBS Capital Markets Group”), the entity that acted as the dealer manager for our primary offering, and other affiliated KBS entities. KBS Capital Advisors and its affiliates receive substantial fees from us. These fees could influence our advisor’s advice to us as well as the judgment of affiliates of KBS Capital Advisors. Among other matters, these compensation arrangements could affect their judgment with respect to:

•	the continuation, renewal or enforcement of our agreements with KBS Capital Advisors and its affiliates, including the advisory agreement;

•
public offerings of equity by us, which may entitle KBS Capital Markets Group to dealer-manager fees and would likely entitle KBS Capital Advisors to increased acquisition and origination fees and asset management fees;

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
We and other KBS-sponsored programs and KBS-advised investors rely on our sponsors and other key real estate professionals at our advisor, including Messrs. Bren, Hall, McMillan and Schreiber, to supervise the property management and leasing of properties. If the KBS team of real estate professionals directs creditworthy prospective tenants to properties owned by another KBS-sponsored program or KBS-advised investor when they could direct such tenants to our properties, our tenant base may have more inherent risk and our properties’ occupancy may be lower than might otherwise be the case.
Further, Messrs. Bren, Hall, McMillan and Schreiber and existing and future KBS-sponsored programs and KBS-advised investors are generally not prohibited from engaging, directly or indirectly, in any business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition, development, ownership, leasing or sale of real estate investments.
KBS Capital Advisors and its affiliates face conflicts of interest relating to the origination and acquisition of investments and such conflicts may not be resolved in our favor, meaning that we could invest in less attractive assets, which could limit our ability to make distributions and reduce our stockholders’ overall investment return.
We rely on our sponsors and other key real estate and debt finance professionals at our advisor, including Peter M. Bren, Keith D. Hall, Peter McMillan III and Charles J. Schreiber, Jr., to identify suitable investment opportunities for us. KBS REIT I, KBS REIT II, KBS REIT III, KBS Legacy Partners Apartment REIT and KBS Strategic Opportunity REIT II are also advised by KBS Capital Advisors and rely on our sponsors and many of the same real estate and debt finance professionals as will future public KBS-sponsored programs. Messrs. Bren and Schreiber and several of the other key real estate and debt finance professionals at KBS Capital Advisors are also the key real estate and debt finance professionals at KBS Realty Advisors and its affiliates, the advisors to the private KBS-sponsored programs and the investment advisors to institutional investors in real estate and real estate-related assets. As such, we and the KBS-sponsored programs that are currently raising funds for investment rely on many of the same real estate and debt finance professionals. Many investment opportunities that are suitable for us may also be suitable for other KBS programs and investors. When these real estate and debt finance professionals direct an investment opportunity to any KBS-sponsored program or KBS-advised investor, they, in their sole discretion, will offer the opportunity to the program or investor for which the investment opportunity is most suitable based on the investment objectives, portfolio and criteria of each program or investor. For so long as we are externally advised, our charter provides that it shall not be a proper purpose of the corporation for us to purchase any significant asset unless our advisor has recommended the investment to us. Thus, the real estate and debt finance professionals of KBS Capital Advisors could direct attractive investment opportunities to other entities or investors. Such events could result in us investing in assets that provide less attractive returns, reducing the level of distributions we may be able to pay to our stockholders.
KBS Capital Advisors will face conflicts of interest relating to joint ventures that we may form with affiliates of KBS Capital Advisors, which conflicts could result in a disproportionate benefit to the other venture partners at our expense.
If approved by both a majority of our board of directors and a majority of our independent directors, we may enter into joint venture agreements with other KBS-sponsored programs or affiliated entities for the acquisition, development or improvement of properties or other investments. KBS Capital Advisors, our advisor, and KBS Realty Advisors and its affiliates, the advisors to the other KBS-sponsored programs and the investment advisers to institutional investors in real estate and real estate-related assets, have some of the same executive officers, directors and other key real estate and debt finance professionals; and these persons will face conflicts of interest in determining which KBS program or investor should enter into any particular joint venture agreement. These persons may also face a conflict in structuring the terms of the relationship between our interests and the interests of the KBS-affiliated co-venturer and in managing the joint venture. Any joint venture agreement or transaction between us and a KBS-affiliated co-venturer will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers. The KBS-affiliated co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. These co-venturers may thus benefit to our and your detriment.

KBS Capital Advisors, the real estate and debt finance professionals assembled by our advisor, their affiliates and our officers face competing demands on their time and this may cause our operations and our stockholders’ investment to suffer.
We rely on KBS Capital Advisors and the real estate, management, accounting and debt finance professionals our advisor has assembled, including Messrs. Bren, Hall, McMillan, Schreiber and Snyder and Ms. Yamane, for the day-to-day operation of our business. Messrs. Bren, Hall, McMillan, Schreiber and Snyder and Ms. Yamane are also executive officers of KBS REIT I, KBS REIT II and KBS REIT III, Messrs. Bren, McMillan and Snyder and Ms. Yamane are executive officers of KBS Legacy Partners Apartment REIT, and Messrs. Hall, McMillan, and Snyder and Ms. Yamane are executive officers of KBS Strategic Opportunity REIT II. In addition, Messrs. Bren and Schreiber and Ms. Yamane are executive officers of KBS Realty Advisors and its affiliates, the advisors of the private KBS-sponsored programs and the investment advisors to institutional investors in real estate and real estate-related assets. As a result of their interests in other KBS programs, their obligations to other investors and the fact that they engage in and they will continue to engage in other business activities on behalf of themselves and others, Messrs. Bren, Hall, McMillan, Schreiber and Snyder and Ms. Yamane face conflicts of interest in allocating their time among us, KBS REIT I, KBS REIT II, KBS REIT III, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT II, KBS Capital Advisors and other KBS-sponsored programs as well as other business activities in which they are involved. In addition, KBS Capital Advisors and KBS Realty Advisors and their affiliates share many of the same key real estate and debt finance professionals. During times of intense activity in other programs and ventures, these individuals may devote less time and fewer resources to our business than are necessary or appropriate to manage our business. Furthermore, some or all of these individuals may become employees of another KBS-sponsored program in an internalization transaction or, if we internalize our advisor, may not become our employees as a result of their relationship with other KBS-sponsored programs. If these events occur, the returns on our investments, and the value of our stockholders’ investment, may decline.
All of our executive officers and some of our directors and the key real estate and debt finance professionals assembled by our advisor face conflicts of interest related to their positions and/or interests in KBS Capital Advisors and its affiliates, which could hinder our ability to implement our business strategy and to generate returns to our stockholders.
All of our executive officers, some of our directors and other key real estate and debt finance professionals assembled by our advisor are also executive officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor, and other affiliated KBS entities. Through KBS-affiliated entities, some of these persons also serve as the investment advisors to institutional investors in real estate and real estate-related assets and through KBS Capital Advisors and its affiliates these persons serve as the advisor to KBS REIT I, KBS REIT II, KBS REIT III, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT II and other KBS-sponsored programs. As a result, they owe fiduciary duties to each of these entities, their members and limited partners and these investors, which fiduciary duties may from time to time conflict with the fiduciary duties that they owe to us and our stockholders. Their loyalties to these other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. Further, Messrs. Bren, Hall, McMillan and Schreiber and existing and future KBS-sponsored programs and KBS-advised investors generally are not and will not be prohibited from engaging, directly or indirectly, in any business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition, development, ownership, leasing or sale of real estate investments. Messrs. Bren, Hall, McMillan and Schreiber have agreed to restrictions with respect to sponsoring another multi-family REIT while the KBS Legacy Partners Apartment REIT offering is ongoing. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to our stockholders and to maintain or increase the value of our assets.
Risks Related to Our Corporate Structure
Our charter limits the number of shares a person may own, which may discourage a takeover that could otherwise result in a premium price to our stockholders.
Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. To help us comply with the REIT ownership requirements of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), our charter prohibits a person from directly or constructively owning more than 9.8% of our outstanding shares, unless exempted by our board of directors. This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our common stock.

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
Our share redemption program includes numerous restrictions that limit our stockholders’ ability to sell their shares. Our stockholders must hold their shares for at least one year in order to participate in the share redemption program, except for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence.” We limit the number of shares redeemed pursuant to the share redemption program as follows: (i) during any calendar year, we may redeem no more than 5% of the weighted-average number of shares outstanding during the prior calendar year and (ii) during each calendar year, redemptions will be limited to the amount of net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year and the last $1.0 million of such net proceeds shall be reserved exclusively for shares redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence” (except that we may increase or decrease this funding limit by providing ten business days’ notice to our stockholders). Further, we have no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. These limits may prevent us from accommodating all redemption requests made in any year. In particular, the limitation on redemptions to the amount of net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year may significantly limit your ability to have your shares redeemed pursuant to our share redemption program because we expect to declare distributions only when our board of directors determines we have sufficient cash flow. We may not have significant cash flow to pay distributions, which would in turn severely limit redemptions during the next calendar year. For example, we only declared $25.7 million in distributions in 2013. Our board is free to amend, suspend or terminate the share redemption program upon 30 days’ notice.

The prices at which we will redeem shares under the program are as follows:

•	92.5% of our most recent estimated value per share as of the applicable redemption date for those shares held for at least one year;

•	95.0% of our most recent estimated value per share as of the applicable redemption date for those shares held for at least two years;

•	97.5% of our most recent estimated value per share as of the applicable redemption date for those shares held for at least three years; and

•	100% of our most recent estimated value per share as of the applicable redemption date for those shares held for at least four years.
Until we announce in a public filing with the SEC the establishment of an estimated value per share that is not based on the price to purchase a share of our common stock in a primary public offering, the estimated value per share will be $10.00 for purposes of the foregoing prices. We expect an estimated value per share to be determined, approved and publicly disclosed on or about March 27, 2014. The restrictions of our share redemption program will severely limit our stockholders’ ability to sell their shares should they require liquidity and will limit their ability to recover the value they invest in us.
Because the offering price in our dividend reinvestment plan offering exceeds our net tangible book value per share, investors in our dividend reinvestment plan offering will experience immediate dilution in the net tangible book value of their shares.
We are currently offering shares in our dividend reinvestment plan offering at $9.50 per share, with discounts available to certain categories of purchasers. Our offering price exceeds our net tangible book value per share. Our net tangible book value per share is a rough approximation of value calculated as total book value of assets minus total liabilities, divided by the total number of shares of common stock outstanding. It assumes that the value of real estate assets diminishes predictably over time as shown through the depreciation and amortization of real estate investments. Real estate values have historically risen or fallen with market conditions. Net tangible book value is used generally as a conservative measure of net worth that we do not believe reflects our estimated value per share. It is not intended to reflect the value of our assets upon an orderly liquidation of the company in accordance with our investment objectives. However, net tangible book value does reflect certain dilution in value of our common stock from the issue price as a result of (i) accumulated depreciation and amortization of real estate investments, (ii) the substantial fees paid in connection with our initial public offering, including selling commissions and marketing fees re-allowed by our dealer manager to participating broker dealers and (iii) the fees and expenses paid to our advisor and its affiliates in connection with the selection, acquisition, management and sale of our investments and (iv) general and administrative expenses. As of December 31, 2013, our net tangible book value per share was $8.26.
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
To assist the Financial Industry Regulatory Authority (“FINRA”) members and their associated persons that participated in our initial public offering, pursuant to FINRA Rule 2310, we disclose in each annual report distributed to stockholders a per share estimated value of our shares, the method by which it was developed, and the date of the data used to develop the estimated value. For this purpose, our advisor estimated the value of our common shares as $10.00 per share as of December 31, 2013. The basis for this valuation is the fact that the offering price of our shares of common stock in our initial public offering was $10.00 per share (ignoring purchase price discounts for certain categories of purchasers). Our advisor has indicated that it intends to use the most recent price paid to acquire a share in our initial public offering (ignoring purchase price discounts for certain categories of purchasers) or a follow-on public offering as its estimated per share value of our shares until we have completed our offering stage. We will consider our offering stage complete when we are no longer publicly offering equity securities - whether through the primary portion of our initial public offering or follow-on public offerings ─ and have not done so for up to 18 months. (For purposes of this definition, we do not consider a “public equity offering” to include offerings on behalf of selling stockholders or offerings related to a dividend reinvestment plan, employee benefit plan or the redemption of interests in our Operating Partnership.)

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
Under our share redemption program, shares may be repurchased at varying prices depending on (a) the number of years the shares have been held and (b) whether the redemptions are sought upon a stockholder’s death, qualifying disability or determination of incompetence. The maximum price that may be paid under the program is $10.00 per share, which was the offering price of our shares of common stock in the primary portion of our initial public offering (ignoring purchase price discounts for certain categories of purchasers) and, as described above, the initial estimated value of our common shares disclosed to assist FINRA members and their associated persons that participate in our offering, pursuant to FINRA Rule 2310. Although this initial estimated value represents the most recent price at which most investors were willing to purchase shares in the primary portion of our initial public offering, this reported value is likely to differ from the price at which a stockholder could resell his or her shares for the reasons discussed in the risk factor above. Thus, when we repurchase shares of our common stock at $10.00 per share, the actual value of the shares that we repurchase is likely to be less, and the repurchase is likely to be dilutive to our remaining stockholders. Even at lower repurchase prices, the actual value of the shares may be substantially less than what we pay and the repurchase may be dilutive to our remaining stockholders.
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
Our charter provides that any tender offer made by a stockholder, including any “mini-tender” offer, must comply with most provisions of Regulation 14D of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The offering stockholder must provide us with notice of such tender offer at least 10 business days before initiating the tender offer. If the offering stockholder does not comply with these requirements, we will have the right to redeem that stockholder’s shares and any shares acquired in such tender offer. In addition, the noncomplying stockholder shall be responsible for all of our expenses in connection with that stockholder’s noncompliance. This provision of our charter may discourage a stockholder from initiating a tender offer for our shares and prevent our stockholders from receiving a premium price for their shares in such a transaction.

General Risks Related to Investments
Our investments will be subject to the risks typically associated with real estate.
We have invested in and may continue to invest in a diverse portfolio of opportunistic real estate, real estate-related loans, real estate-related debt securities and other real estate-related investments. Each of these investments will be subject to the risks typically associated with real estate. Our loans held for investment will generally be directly or indirectly secured by a lien on real property (or the equity interests in an entity that owns real property) that, upon the occurrence of a default on the loan, could result in our acquiring ownership of the property. We will not know whether the values of the properties ultimately securing our loans will remain at the levels existing on the dates of origination or acquisition of those loans. If the values of the underlying properties drop, our risk will increase because of the lower value of the security associated with such loans. In this manner, real estate values could impact the values of our loan investments. Our investments in residential and commercial mortgage-backed securities, collateralized debt obligations and other real estate-related investments may be similarly affected by real estate property values. The value of real estate may be adversely affected by a number of risks, including:

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
Traditional performance metrics of real estate-related loans are generally not meaningful for non-performing real estate-related loans. Similarly, non-performing loans do not have a consistent stream of loan servicing or interest payments to provide a useful measure of revenue. In addition, for non-performing loans, often there is no expectation that the face amount of the note will be paid in full. Appraisals may provide a sense of the value of the investment, but any appraisal of the property or underlying property will be based on numerous estimates, judgments and assumptions that significantly affect the appraised value of the underlying property. Properties securing non-performing loan investments are typically non-stabilized or otherwise not performing optimally. An appraisal of such a property involves a high degree of subjectivity due to high vacancy levels and uncertainties with respect to future market rental rates and timing of lease-up and stabilization. Accordingly, different assumptions may materially change the appraised value of the property. In addition, the value of the property will change over time.
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
A substantial portion of our portfolio consists of direct investments in opportunistic real estate. We consider opportunistic or enhanced-return properties to be properties with significant possibilities for short-term capital appreciation, such as non-stabilized properties, properties with moderate vacancies or near-term lease rollovers, poorly managed and positioned properties, properties owned by distressed sellers and built-to-suit properties. These properties may include, but are not limited to, office, industrial and retail properties, hospitality properties and undeveloped residential lots.
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

In the future we may invest in residential mortgage-backed securities backed by non-prime or sub-prime residential mortgage loans that are subject to higher delinquency, foreclosure and loss rates than prime residential mortgage loans, which could result in losses to us.
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
We may invest in fixed-rate residential and commercial mortgage-backed securities and other fixed-rate debt investments. Under a normal yield curve, an investment in these instruments will decline in value if long-term interest rates increase. We may also invest in floating-rate debt investments, for which decreases in interest rates will have a negative effect on value and interest income. Declines in market value may ultimately reduce earnings or result in losses to us, which may negatively affect cash available for distribution to our stockholders.
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

The yields of our assets may be affected by the rate of prepayments differing from our projections. Prepayments on debt instruments, where permitted under the debt documents, are influenced by changes in current interest rates and a variety of economic, geographic and other factors beyond our control, and consequently, such prepayment rates cannot be predicted with certainty. If we are unable to invest the proceeds of any prepayments we receive in assets with at least an equivalent yield, the yield on our portfolio will decline. In addition, we may acquire assets at a discount or premium and if the asset does not repay when expected, our anticipated yield may be impacted. Under certain interest rate and prepayment scenarios we may fail to recoup fully our cost of acquisition of certain investments.
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
On July 21, 2010, the Dodd-Frank Act became law in the United States. Title VII of the Dodd-Frank Act contains a sweeping overhaul of the regulation of privately negotiated derivatives. The provisions of Title VII became effective on July 16, 2011 or, with respect to particular provisions, on such other date specified in the Dodd-Frank Act or by subsequent rulemaking. Pursuant to the regulatory framework established by Title VII of the Dodd-Frank Act, the Commodity Futures Trading Commission, or the CFTC, has been granted broad regulatory authority over “swaps,” which term has been defined in the Dodd-Frank Act and related CFTC rules to include interest rate derivatives such as the ones we may use in our interest rate hedging activities. While the full impact of the Dodd-Frank Act on our interest rate hedging activities cannot be fully assessed until all final implementing rules and regulations are promulgated, the requirements of Title VII may affect our ability to enter into hedging or other risk management transactions, may increase our costs in entering into such transactions, and may result in us entering into such transactions on less favorable terms than prior to effectiveness of the Dodd-Frank Act. The occurrence of any of the foregoing events may have an adverse effect on our business and our stockholders’ returns.
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
A portion of our assets may be classified for accounting purposes as “available-for-sale.” These investments are carried at estimated fair value and temporary changes in the market values of those assets will be directly charged or credited to stockholders’ equity without impacting net income on the income statement. Moreover, if we determine that a decline in the estimated fair value of an available-for-sale security below its amortized value is other-than-temporary, we will recognize a loss on that security on the income statement, which will reduce our earnings in the period recognized.
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
The success of our investments in real estate-related loans, opportunistic real estate, real estate-related debt securities and other real estate-related investments materially depend on the financial stability of the debtors underlying such investments. The inability of a single major debtor or a number of smaller debtors to meet their payment obligations could result in reduced revenue or losses for us.
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
The factors described above make it challenging to evaluate non-performing investments. As of March 11, 2014, the majority of our real estate assets have non-stabilized occupancies. Additionally, as of March 11, 2014, our real estate loan receivable was secured by non-stabilized real estate.
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
Our investments may at times be concentrated in certain property types that are subject to a higher risk of foreclosure. In addition, our investments may be in properties or secured by properties concentrated in a limited number of geographic locations. Adverse conditions in the areas where these properties are located (including business layoffs or downsizing, industry slowdowns, changing demographics and other factors) and local real estate conditions (such as oversupply or reduced demand) may have an adverse effect on the value of the properties underlying our investments. A material decline in demand or the ability of tenants to pay rent or of a buyer to consummate a purchase in these geographic areas may result in a material decline in our cash available for distribution.
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
Terrorist attacks or armed conflicts may directly impact the value of our properties through damage, destruction, loss or increased security costs. Certain of our investments are located in major metropolitan areas. Insurance risks associated with potential acts of terrorism against office and other properties in major metropolitan areas could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases have begun to insist that specific coverage against terrorism be purchased by commercial owners as a condition for providing loans. We may not be able to obtain insurance against the risk of terrorism because it may not be available or may not be available on terms that are economically feasible. The terrorism insurance that we obtain may not be sufficient to cover loss for damages to our properties as a result of terrorist attacks. In addition, certain losses resulting from these types of events are uninsurable and others may not be covered by our terrorism insurance. The costs of obtaining terrorism insurance and any uninsured losses we may suffer as a result of terrorist attacks could reduce the returns on our investments and limit our ability to make distributions to our stockholders.

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
When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan agreements into which we enter may contain covenants that limit our ability to further mortgage a property or that prohibit us from discontinuing insurance coverage or replacing KBS Capital Advisors as our advisor. These or other limitations would decrease our operating flexibility and our ability to achieve our operating objectives.
Increases in interest rates would increase the amount of our debt payments and limit our ability to pay distributions to our stockholders.
We have incurred significant amounts of variable rate debt and we expect that we will incur additional debt in the future. Increases in interest rates will increase the cost of that debt, which could reduce our cash flows from operations and the cash we have available to pay distributions to our stockholders. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments at times that may not permit realization of the maximum return on such investments.
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
Our charter limits our total liabilities to 75% of the cost (before deducting depreciation or other noncash reserves) of our tangible assets~~,~~; however, we may exceed that limit if the majority of the conflicts committee of our board of directors approves each borrowing in excess of our charter limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of December 31, 2013, our borrowings and other liabilities were approximately 36% of the cost (before depreciation or other noncash reserves) and book value (before depreciation) of our tangible assets, respectively. High debt levels would cause us to incur higher interest charges and higher debt service payments and may also be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of our stockholders’ investment.
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
If we were to pay a “preferential dividend” to certain of our stockholders, our status as a REIT could be adversely affected.
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
As of December 31, 2013, we owned 12 office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 43 acres of undeveloped land, one office portfolio consisting of three office properties and one retail property encompassing, in the aggregate, approximately 4.1 million rentable square feet. As of December 31, 2013, these properties were 72% occupied. In addition, we owned one apartment property containing 317 units and encompassing approximately 0.3 million rentable square feet, which was 71% occupied. We also owned two investments in undeveloped land encompassing an aggregate of 1,670 acres. The following table provides summary information regarding our properties as of December 31, 2013:

Property Location of Property	Date Acquired or Foreclosed on	Property Type	Rentable Square Feet	Total Real Estate at Cost (1) (in thousands)	Occupancy	Ownership %
Village Overlook Buildings Stockbridge, GA	08/02/2010	Office	34,830	1,274	60.9%	100.0%
Academy Point Atrium I Colorado Springs, CO	11/03/2010	Office	92,099	3,300	—%	100.0%
Northridge Center I & II Atlanta, GA	03/25/2011	Office	188,509	7,988	56.2%	100.0%
Iron Point Business Park Folsom, CA	06/21/2011	Office	211,887	21,513	75.0%	100.0%
1635 N. Cahuenga Building Los Angeles, CA	08/03/2011	Office	34,666	7,768	52.8%	70.0%
Richardson Portfolio Richardson, TX	11/23/2011	Office/ Undeveloped Land	569,980	45,471	71.5%	90.0%
Park Highlands North Las Vegas, NV	12/30/2011	Undeveloped Land	—	26,287	N/A	50.1%
Bellevue Technology Center Bellevue, WA	07/31/2012	Office	330,508	79,378	76.6%	100.0%
Powers Ferry Landing East Atlanta, GA	09/24/2012	Office	149,324	7,135	36.7%	100.0%
1800 West Loop Houston, TX	12/04/2012	Office	400,101	70,237	77.2%	100.0%
West Loop I & II Houston, TX	12/07/2012	Office	313,873	38,796	80.6%	100.0%
Burbank Collection Burbank, CA	12/12/2012	Retail	39,428	13,016	53.8%	90.0%
Austin Suburban Portfolio Austin, TX	03/28/2013	Office	517,974	77,687	74.8%	100.0%
Westmoor Center Westminster, CO	06/12/2013	Office	612,890	83,741	77.1%	100.0%
Central Building Seattle, WA	07/10/2013	Office	191,784	33,227	81.5%	100.0%
50 Congress Street Boston, MA	07/11/2013	Office	179,872	53,531	88.8%	100.0%
1180 Raymond Newark, NJ	08/20/2013	Apartment	261,111	46,668	70.6%	100.0%
Park Highlands II North Las Vegas, NV	12/10/2013	Undeveloped Land	—	20,285	N/A	99.5%
Maitland Promenade II Orlando, FL	12/18/2013	Office	230,366	30,716	77.1%	100.0%
			4,359,202	$668,018
_____________________
(1) Amounts are net of impairment charges.

As of December 31, 2013, there were no tenants occupying 10% or more of our total rentable square footage. As of December 31, 2013, our real estate portfolio’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Insurance	23	$6,803	11.1%
Professional, Scientific and Legal	47	6,672	10.8%
Finance	30	6,300	10.2%
		$19,775	32.1%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2013, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
Portfolio Lease Expiration
The following table reflects lease expirations of our owned properties, excluding apartment leases, as of December 31, 2013:

Year of Expiration	Number of Leases Expiring	Annualized Base Rent (in thousands) (1)	% of Portfolio Annualized Base Rent Expiring	Leased Rentable Square Feet Expiring	% of Portfolio Rentable Square Feet Expiring
Month-to-Month	21	$1,463	2.6%	134,733	4.6%
2014	76	6,615	11.6%	340,377	11.5%
2015	74	6,965	12.2%	363,001	12.3%
2016	68	9,785	17.2%	536,261	18.1%
2017	52	8,387	14.8%	420,040	14.2%
2018	50	8,474	14.9%	414,267	14.0%
2019	27	6,850	12.1%	366,993	12.4%
2020	8	1,710	3.0%	82,898	2.8%
2021	8	2,128	3.8%	94,998	3.2%
2022	2	1,919	3.4%	85,610	2.9%
2023	7	1,989	3.5%	83,546	2.8%
Thereafter	2	532	0.9%	33,420	1.2%
Total	395	$56,817	100%	2,956,144	100%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2013, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

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
Stockholder Information
As of March 11, 2014, we had 59.6 million shares of common stock outstanding held by a total of approximately 16,000 stockholders. The number of stockholders is based on the records of DST Systems, Inc., who serves as our transfer agent.
Market Information
No public market currently exists for our shares of common stock, and we currently have no plans to list our shares on a national securities exchange. Until our shares are listed, if ever, our stockholders may not sell their shares unless the buyer meets applicable suitability and minimum purchase requirements. In addition, our charter prohibits the ownership of more than 9.8% of our stock, unless exempted by our board of directors. Consequently, there is the risk that our stockholders may not be able to sell their shares at a time or price acceptable to them.
To assist the FINRA members and their associated persons that participated in the initial public offering of our common stock, in meeting their customer account statement reporting obligations under the National Association of Securities Dealers Conduct Rule 2340, we disclose in each annual report distributed to stockholders a per share estimated value of our shares, the method by which it was developed, and the date of the data used to develop the estimated value. In addition, KBS Capital Advisors, our advisor, will prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares. For this purpose, the estimated value of our shares of common stock is $10.00 per share as of December 31, 2013. The basis for this valuation is the fact that the most recent public offering price for our shares of common stock in our primary offering was $10.00 per share (ignoring purchase price discounts for certain categories of purchasers). Our advisor has indicated that it intends to use the most recent price paid to acquire a share in our primary initial public offering (ignoring purchase price discounts for certain categories of purchasers) or a follow-on public offering as its estimated per share value of our shares until we have completed our offering stage. We will consider our offering stage complete when we are no longer publicly offering equity securities and have not done so for up to 18 months. We ceased offering shares in our initial public offering on November 14, 2012, and expect to establish an estimated value per share in March 2014. Once we establish an estimated value per share, we currently expect to update the estimated value per share every 12 to 18 months thereafter. Our charter does not restrict our ability to conduct offerings in the future, and if our board of directors determines that it is in our best interest, we may conduct follow-on offerings.
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

We have not established a minimum distribution level, and our charter does not require that we make distributions to our stockholders. Distributions declared during 2013 and 2012, aggregated by quarter, are as follows (dollars in thousands, except per share amounts):

	2013
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared	$3,576	$—	$—	$22,103	$25,679
Total Per Share Distribution	$0.062	$—	$—	$0.380	$0.442
Rate Based on Purchase Price of $10.00 Per Share	0.6%	—%	—%	3.8%	4.4%
	2012
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared	$547	$678	$11,660	$—	$12,885
Total Per Share Distribution	$0.023	$0.025	$0.352	$—	$0.400
Rate Based on Purchase Price of $10.00 Per Share	0.2%	0.3%	3.5%	—%	4.0%
The tax composition of our distributions paid during the years ended December 31, 2013 and 2012 was as follows:

	2013	2012
Ordinary Income	30%	3%
Return of Capital	—%	97%
Capital Gain	70%	—%
Total	100%	100%
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
We sold 56,584,976 shares of common stock in the primary offering for gross offering proceeds of $561.7 million. As of December 31, 2013, we sold 3,080,830 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $29.3 million. Also as of December 31, 2013, we had redeemed 343,049 of the shares sold in our offering for $3.2 million. As of December 31, 2013, we had incurred selling commissions, dealer manager fees and other organization and offering costs in the amounts set forth below. In connection with our primary offering, we paid selling commissions and dealer manager fees to KBS Capital Markets Group, and KBS Capital Markets Group reallowed all selling commissions and a portion of the dealer manager fees to participating broker-dealers. In addition, we reimburse KBS Capital Advisors and KBS Capital Markets Group for certain offering expenses.

Type of Expense Amount	Amount	Estimated/Actual
	(in thousands)
Selling commissions and dealer manager fees	$49,574	Actual
Finders’ fees	—	Actual
Other underwriting compensation	4,476	Actual
Other organization and offering costs (excluding underwriting compensation)	6,241	Actual
Total expenses	$60,291
Percentage of offering proceeds used to pay or reimburse affiliates for organization and offering costs and expenses	10.2%	Actual
From the commencement of our initial public offering through December 31, 2013, the net offering proceeds to us, inclusive of dividend reinvestment plan proceeds and after deducting the total expenses incurred as described above, were approximately $530.7 million.
We have used substantially all of the net proceeds from the primary portion of our initial public offering to invest in and manage a diverse portfolio of real estate-related loans, opportunistic real estate, real estate-related debt securities and other real estate-related investments. We may use the net proceeds from the sale of shares under our dividend reinvestment plan for general corporate purposes, including, but not limited to, the redemption of shares under our share redemption program; reserves required by any financings of our investments; future funding obligations under any real estate loans receivable we acquire; the acquisition or origination of assets, which would include payment of acquisition and origination fees to our advisor; the repayment of debt; and expenses related to our investments, such as purchasing a loan senior to ours to protect our junior position in the event of a default by the borrower on the senior loan, making protective advances to preserve collateral securing a loan, or making capital and tenant improvements or paying leasing costs and commissions related to real property. As of December 31, 2013, we have used the net proceeds from our primary public offering and proceeds from debt financing to acquire $776.6 million in real estate investments and real estate-related loans, including costs related to foreclosure of loans and $10.0 million of real estate acquisition fees and expenses to affiliates and non-affiliates. Some of our investments to date were initially 100% funded with the net proceeds from our primary offering.  Subsequent to acquisition, we placed debt financing on certain of these investments, which allows or allowed us to make additional investments.
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

•
During each calendar year, redemptions are limited to the amount of net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year and the last $1.0 million of such net proceeds shall be reserved exclusively for shares redeemed in connection with a stockholder’s death, “qualifying disability,” or “determination of incompetence” (except that we may increase or decrease this funding limit by providing ten business days’ notice to our stockholders).

•	During any calendar year, we may redeem no more than 5% of the weighted-average number of shares outstanding during the prior calendar year.

•
We have no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.

We may amend, suspend or terminate the program upon 30 days’ notice to our stockholders. We may provide notice to our stockholders by including such information in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC, or by a separate mailing to our stockholders.

During the year ended December 31, 2013, we fulfilled all redemption requests received in good order and eligible for redemption, redeeming shares pursuant to the share redemption program as follows:

Month	Total Number of Shares Redeemed	Average Price Paid Per Share (1)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2013	1,075	$9.22	(2)
February 2013	5,143	$9.65	(2)
March 2013	4,328	$9.30	(2)
April 2013	18,383	$9.42	(2)
May 2013	899	$9.46	(2)
June 2013	3,098	$9.32	(2)
July 2013	3,228	$9.63	(2)
August 2013	18,720	$9.57	(2)
September 2013	22,817	$9.30	(2)
October 2013	130,061	$9.34	(2)
November 2013	34,676	$9.53	(2)
December 2013	15,677	$9.44	(2)
Total	258,105
_____________________
(1) Pursuant to the program, as amended, we will redeem shares as follows:

•	92.5% of our most recent estimated value per share as of the applicable redemption date for those shares held for at least one year;

•	95.0% of our most recent estimated value per share as of the applicable redemption date for those shares held for at least two years;

•	97.5% of our most recent estimated value per share as of the applicable redemption date for those shares held for at least three years; and

•	100.0% of our most recent estimated value per share as of the applicable redemption date for those shares held for at least four years.
Until we announce in a public filing with the SEC the establishment of an estimated value per share that is not based on the price to purchase a share of our common stock in a primary public offering, the estimated value per share will be $10.00 for purposes of the foregoing prices. Notwithstanding the above, upon the death, “qualifying disability” or “determination of incompetence” of a stockholder, the redemption price will be the amount paid to acquire the shares from us until we announce in a public filing with the SEC the establishment of an estimated value per share, at which time the redemption price will be such estimated value per share. We expect to establish and disclose an estimated value per share on or around March 27, 2014.
(2) We limit the dollar value of shares that may be redeemed under the program as described above. During the year ended December 31, 2013, we redeemed $2.4 million of common stock, which represented all redemption requests received in good order and eligible for redemption through the December 2013 redemption date.

ITEM 6.	SELECTED FINANCIAL DATA
The following selected financial data as of and for the years ended December 31, 2013, 2012, 2011, 2010 and 2009 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

	As of December 31,
	2013	2012	2011	2010	2009
Balance sheet data
Total real estate and real estate-related investments, net	$660,385	$394,356	$166,354	$17,774	$—
Total assets	776,138	537,928	258,463	42,404	193
Total notes and bond payable, net and repurchase agreements	257,420	33,751	63,203	—	—
Total liabilities	283,879	44,625	66,628	1,346	—
Redeemable common stock	17,573	9,651	5,291	—	—
Total equity	474,686	483,652	186,544	41,058	193
	For the Years Ended December 31,
	2013	2012	2011	2010	2009
Operating data
Total revenues	68,496	18,880	3,901	$308	$—
Income (loss) from continuing operations attributable to common stockholders	150	(8,840)	(7,400)	(1,975)	(7)
Loss from continuing operations per common share - basic and diluted	$—	$(0.25)	$(0.65)	(1.18)	(0.37)
Net income (loss) attributable to common stockholders	11,493	(9,762)	(7,581)	(1,975)	(7)
Net income (loss) per common share - basic and diluted	$0.20	$(0.28)	$(0.66)	$(1.18)	$(0.37)
Other data
Cash flows provided by (used in) operating activities	$24,630	$(1,028)	$(3,507)	$(1,572)	$(7)
Cash flows used in investing activities	(289,875)	(242,074)	(154,405)	(17,885)	—
Cash flows provided by financing activities	197,281	282,683	220,649	42,906	—
Distributions declared	$25,679	$12,885	$6,405	$—	$—
Distributions declared per common share (1)	0.44	0.40	0.30	—	—
Weighted-average number of common shares outstanding, basic and diluted	58,359,568	35,458,656	11,432,823	1,678,335	20,000
_____________________
(1) On December 2, 2011, our board of directors declared a distribution in the amount of $0.30 per share of common stock, or 3.0% of the initial public offering price of $10.00 per share of common stock, to stockholders of record as of the close of business on December 23, 2011. We paid this distribution on December 23, 2011. On February 13, 2012, our board of directors authorized a distribution in the amount of $0.02309337 per share of common stock to stockholders of record as of the close of business on February 14, 2012. We paid this distribution on February 17, 2012. On April 16, 2012, our board of directors authorized a distribution in the amount of $0.025 per share of common stock to stockholders of record as of the close of business on April 16, 2012. We paid this distribution on April 30, 2012.  On July 20, 2012, our board of directors authorized a distribution in the amount of $0.35190663 per share of common stock to stockholders of record as of the close of business on July 20, 2012. We paid this distribution on July 31, 2012. On March 20, 2013, our board of directors authorized a distribution in the amount of $0.06153498 per share of common stock to stockholders of record as of the close of business on March 22, 2013. We paid this distribution on April 4, 2013. On November 11, 2013, our board of directors authorized a distribution in the amount of $0.38 per share of common stock to stockholders of record as of the close of business on November 13, 2013. We paid this distribution on December 5, 2013. Investors could choose to receive cash distributions or purchase additional shares under the dividend reinvestment plan.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the “Selected Financial Data” above and our accompanying consolidated financial statements and the notes thereto. Also, see “Forward-Looking Statements” preceding Part I of this Annual Report on Form 10-K.
Overview
We were formed on October 8, 2008 as a Maryland corporation, elected to be taxed as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2010 and intend to operate in such manner. We have sought to invest in and manage a diverse portfolio of real estate‑related loans, opportunistic real estate, real estate-related debt securities and other real estate-related investments. We conduct our business primarily through our Operating Partnership, of which we are the sole general partner. Subject to certain restrictions and limitations, our business is managed by KBS Capital Advisors, our external advisor, pursuant to an advisory agreement. KBS Capital Advisors conducts our operations and manages our portfolio of real estate and real estate-related investments. Our advisor owns 20,000 shares of our common stock. We have no paid employees.
On January 8, 2009, we filed a registration statement on Form S‑11 with the SEC to offer a minimum of 250,000 shares and a maximum of 140,000,000 shares of common stock for sale to the public, of which 100,000,000 shares were registered in our primary offering and 40,000,000 shares were registered under our dividend reinvestment plan. We ceased offering shares of common stock in our primary offering on November 14, 2012. We sold 56,584,976 shares of common stock in the primary offering for gross offering proceeds of $561.7 million. We continue to offer shares of common stock under the dividend reinvestment plan. As of December 31, 2013, we sold 3,080,830 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $29.3 million. Also as of December 31, 2013, we had redeemed 343,049 of the shares sold in our offering for $3.2 million. Additionally, on December 29, 2011 and October 23, 2012, we issued 220,994 shares and 55,249 shares of common stock, respectively, for $2.0 million and $0.5 million, respectively, in private transactions exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.
As of December 31, 2013, we owned 12 office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 43 acres of undeveloped land, one office portfolio consisting of three office properties, one retail property, one apartment property, two investments in undeveloped land encompassing an aggregate of 1,670 acres, one investment in CMBS, one first mortgage loan and two investments in unconsolidated joint ventures.
Market Outlook ─ Real Estate and Real Estate Finance Markets
In the wake of the ongoing sub-par recovery of the U.S. economy, concerns persist regarding the slow pace of job and income growth and the overall economic health of domestic consumers, businesses and governments. The federal government has employed an array of fiscal and monetary policies to attempt to help get the U.S. economy onto a sound and sustainable growth path. The road to recovery has been anything but smooth, but early estimates indicate that the second half of 2013 saw U.S. GDP increase by over 3%. For further discussion of current market conditions, see Part I, Item 1, “Business ─ Market Outlook ─ Real Estate and Real Estate Finance Markets.”
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

We sold 56,584,976 shares of common stock in the primary portion of our initial public offering for gross offering proceeds of $561.7 million. We ceased offering shares in the primary portion of our initial public offering on November 14, 2012. We continue to offer shares of common stock under the dividend reinvestment plan. As of December 31, 2013, we had sold 3,080,830 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $29.3 million.  To date, we have invested substantially all of the proceeds from our initial public offering in real estate and real estate-related investments and we anticipate making more investments in the future to the extent we have sufficient cash on hand for any such investments. We intend to use our cash on hand, proceeds from debt financing, cash flow generated by our real estate operations and real estate-related investments, proceeds from our dividend reinvestment plan and principal repayments on our real estate loans receivable as our primary sources of immediate and long-term liquidity.
Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures and corporate general and administrative expenses.  Cash flow from operations from our real estate investments is primarily dependent upon the occupancy levels of our properties, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures.  As of December 31, 2013, our office and retail properties were collectively 72% occupied and our apartment property was 71% occupied.
Our real estate-related debt securities generate cash flow in the form of interest income. Cash flows from operations from our real estate-related debt securities are primarily dependent on the operating performance of the underlying collateral and the borrower’s ability to make its debt service payments.
Investments in performing real estate-related loans generate cash flow in the form of interest income.  Investments in non-performing real estate-related loans may or may not generate cash flow.  Cash flow from operations under our real estate-related loans is primarily dependent on the operating performance of the underlying collateral and the borrowers’ ability to make their debt service payments.  We do not expect non-performing mortgages to perform in accordance with their contractual terms, including the repayment of the principal amount outstanding under the loans, the payment of interest at the stated amount on the face of notes or the repayment of the loans upon their maturity dates.  As such, we explore various strategies including, but not limited to, one or more of the following: (i) negotiating with the borrowers for a reduced payoff, (ii) restructuring the terms of the loans and (iii) enforcing our rights as lenders under these loans and foreclosing on the collateral securing the loans.  We believe that one or more of these potential courses of action will at some point result in positive cash flow to us. As of December 31, 2013, we had a performing real estate loan receivable outstanding with a total book value of $21.9 million.
As of December 31, 2013, we had outstanding debt obligations in the aggregate principal amount of $255.9 million, all of which mature between 2015 and 2036. As of March 3, 2014, we had $59.5 million of unrestricted secured revolving debt available for future disbursements under a portfolio loan facility, subject to certain conditions set forth in the loan agreement.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the Conflicts Committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expense reimbursements for the four fiscal quarters ended December 31, 2013 did not exceed the charter imposed limitation.
For the year ended December 31, 2013, our cash needs for acquisitions, capital expenditures and debt servicing were met with proceeds from our initial public offering and debt financing. Operating cash needs during the same period were met through cash flow generated by our real estate investments and proceeds from our initial public offering. The amount of distributions paid to our stockholders during the year ended December 31, 2013 was determined based on the gains on foreclosure of a real estate loan receivable, gain on sales of real estate and other taxable income and such distributions were funded with proceeds from the sales of real estate and cash flow from operations.
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

Cash Flows from Operating Activities
We commenced operations with the acquisition of our first real estate investment on August 2, 2010. As of December 31, 2013, we owned 12 office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 43 acres of undeveloped land, one office portfolio consisting of three office properties, one retail property, one apartment property, two investments in undeveloped land encompassing an aggregate of 1,670 acres, one investment in CMBS, one first mortgage loan and two investments in unconsolidated joint ventures. During the year ended December 31, 2013, net cash provided by operating activities was $24.6 million. We expect that our cash flows from operating activities will increase in future years as a result of owning the assets acquired during 2013 for an entire period, leasing additional space that is currently unoccupied, anticipated future acquisitions of real estate and real estate-related investments and the related operations of such real estate investments.
Cash Flows from Investing Activities
Net cash used in investing activities was $289.9 million for the year ended December 31, 2013 and primarily consisted of the following:

•
Acquisitions of one office portfolio consisting of three office properties, four separate office properties and the acquisition of 295 acres of undeveloped land for an aggregate purchase price of $295.2 million;

•	Proceeds from the early payoff on a loan receivable of $35.8 million;

•	Proceeds from the sale of real estate of $30.7 million;

•	Origination of a real estate loan receivable of $21.6 million;

•	Improvements to real estate of $22.4 million;

•	Escrow deposits for future real estate purchases of $13.0 million;

•	Investment in an unconsolidated joint venture of $9.0 million; and

•	Principal repayments on real estate securities of $4.5 million.
Cash Flows from Financing Activities
Net cash provided by financing activities was $197.3 million for the year ended December 31, 2013 and consisted primarily of the following:

•
$210.0 million of net cash provided by debt and other financings as a result of proceeds from notes payable of $251.1 million, partially offset by principal payments on notes payable of $36.1 million and payments of deferred financing costs of $5.0 million;

•	$9.0 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $16.6 million;

•	$2.5 million of cash used for redemptions of common stock; and

•
$1.0 million of net cash distributed to noncontrolling interests consisting of distributions to noncontrolling interests of $2.2 million, partially offset by contributions from noncontrolling interests of $1.2 million.

In order to execute our investment strategy, we utilize secured debt and we may, to the extent available, utilize unsecured debt, to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinancing and interest risks, are properly balanced with the benefit of using leverage. Once we have fully invested the proceeds of our initial public offering, we expect our debt financing will be 50% or less of the cost of our investments. There is no limitation on the amount we may borrow for any single investment. Our charter limits our total liabilities such that our total liabilities may not exceed 75% of the cost of our tangible assets; however, we may exceed that limit if a majority of the Conflicts Committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our common stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of December 31, 2013, our borrowings and other liabilities were approximately 36% of the cost (before depreciation or other noncash reserves) and book value (before depreciation) of our tangible assets.
In addition to making investments in accordance with our investment objectives, we use or have used our capital resources to make certain payments to our advisor and our dealer manager. During our offering stage, these payments included payments to our dealer manager for selling commissions and dealer manager fees related to sales in our primary offering and payments to our dealer manager and our advisor for reimbursement of certain organization and other offering expenses related both to the primary offering and the dividend reinvestment plan. During our acquisition and development stage, we expect to continue to make payments to our advisor in connection with the selection and origination or purchase of investments, the management of our assets and costs incurred by our advisor in providing services to us as well as for any dispositions of assets (including the discounted payoff of non-performing loans).

The advisory agreement has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of our advisor and our conflicts committee.
Among the fees payable to our advisor is an asset management fee. With respect to investments in loans and any investments other than real property, the asset management fee is a monthly fee calculated, each month, as one-twelfth of 0.75% of the lesser of (i) the amount actually paid or allocated to acquire or fund the loan or other investment, inclusive of fees and expenses related thereto and the amount of any debt associated with or used to acquire or fund such investment and (ii) the outstanding principal amount of such loan or other investment, plus the fees and expenses related to the acquisition or funding of such investment, as of the time of calculation. With respect to investments in real property, the asset management fee is a monthly fee equal to one-twelfth of 0.75% of the sum of the amount paid or allocated to acquire the investment, plus the cost of any subsequent development, construction or improvements to the property, and inclusive of fees and expenses related thereto and the amount of any debt associated with or used to acquire such investment. In the case of investments made through joint ventures, the asset management fee will be determined based on our proportionate share of the underlying investment, inclusive of our proportionate share of any fees and expenses related thereto.
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of December 31, 2013 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	2014	2015-2016	2017-2018	Thereafter
Outstanding debt obligations (1)	$255,871	$140	$46,742	$202,709	$6,280
Interest payments on outstanding debt obligations (2)	29,138	7,862	13,455	3,487	4,334
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts and interest rates in effect at December 31, 2013. We incurred interest expense of $2.0 million excluding amortization of deferred financing costs of $0.7 million and interest capitalized of $2.7 million, for the year ended December 31, 2013.
Results of Operations
Overview
As of December 31, 2012, we owned eight office properties, one office campus consisting of nine buildings, one office portfolio consisting of five office buildings (one office building held for sale) and 43 acres of undeveloped land, one industrial/flex property, one retail property, 1,375 acres of undeveloped land, two CMBS investments, two real estate loans receivable and one investment in an unconsolidated joint venture. As of December 31, 2013, we owned 12 office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 43 acres of undeveloped land, one office portfolio consisting of three office properties, one retail property, one apartment property, two investments in undeveloped land encompassing an aggregate of 1,670 acres, one investment in CMBS, one first mortgage loan and two investments in unconsolidated joint ventures. Our results of operations for the year ended December 31, 2013 may not be indicative of those in future periods as the occupancy in our properties has not been stabilized. As of December 31, 2013, our office and retail properties were collectively 72% occupied and our apartment property was 71% occupied.  However, due to the short outstanding weighted-average lease term in the portfolio of less than three years, we do not put significant emphasis on annual changes in occupancy (positive or negative) in the short run. Our underwriting and valuations are generally more sensitive to “terminal values” that may be realized upon the disposition of the assets in the portfolio and less sensitive to ongoing cash flows generated by the portfolio in the years leading up to an eventual sale. There are no guarantees that occupancies of our assets will increase, or that we will recognize a gain on the sale of our assets. We funded the acquisitions of these investments with proceeds from our initial public offering and debt financing. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of owning the assets acquired in 2013 for an entire period and anticipated future acquisitions of real estate and real estate-related investments. Our income and expenses will also depend on the outcome of our recovery strategies for our non-performing first mortgage loan.

Comparison of the year ended December 31, 2013 versus the year ended December 31, 2012

	For the Years Ended December 31,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions/ Originations (1)	$ Change Due to Investments Held Throughout Both Periods (2)
	2013	2012
Rental income	$46,191	$13,780	$32,411	235%	$31,572	$839
Tenant reimbursements	9,964	1,595	8,369	525%	8,079	290
Interest income from real estate loans receivable	10,276	1,708	8,568	502%	8,568	—
Interest income from real estate securities	91	926	(835)	(90)%	—	(835)
Other operating income	1,974	871	1,103	127%	1,106	(3)
Operating, maintenance, and management costs	22,804	7,779	15,025	193%	14,558	467
Real estate taxes and insurance	9,282	2,476	6,806	275%	6,971	(165)
Asset management fees to affiliate	4,068	1,625	2,443	150%	2,654	(211)
Real estate acquisition fees to affiliate	2,784	2,206	578	26%	578	n/a
Real estate acquisition fees and expenses	1,218	1,352	(134)	(10)%	(134)	n/a
General and administrative expenses	3,160	3,075	85	3%	n/a	n/a
Depreciation and amortization	28,677	8,606	20,071	233%	20,716	(645)
Interest expense	2,706	2,199	507	23%	n/a	n/a
Impairment charges on real estate held for investment	1,433	—	1,433	—%	—	1,433
Gain from foreclosure of real estate loan receivable	7,473	—	7,473	—%	n/a	n/a
Total income (loss) from discontinued operations	11,741	(1,023)	12,764	(1,248)%	n/a	n/a
_____________________
(1) Represents the dollar amount increase (decrease) for year ended December 31, 2013 compared to the year ended December 31, 2012 related to real estate and real estate-related investments acquired or originated on or after January 1, 2012.
(2) Represents the dollar amount increase (decrease) for the year ended December 31, 2013 compared to the year ended December 31, 2012 with respect to real estate and real estate-related investments owned by us during the entire periods presented.
Rental income and tenant reimbursements increased from $15.4 million for the year ended December 31, 2012 to $56.2 million for the year ended December 31, 2013, primarily as a result of the growth in our real estate portfolio. We expect rental income and tenant reimbursements to increase in future periods as a result of owning the assets acquired during 2013 for an entire period, leasing additional space and anticipated future acquisitions of real estate.
Interest income from our real estate loans receivable, recognized using the interest method, increased from $1.7 million for the year ended December 31, 2012 to $10.3 million for the year ended December 31, 2013 due to the origination of mortgage loans in September 2012 and March 2013. We expect interest income to decrease in future periods as a result of the early payoff of the Ponte Palmero First Mortgage in August 2013, which had significantly increased interest income for the year ended December 31, 2013 before such payoff, although interest income may increase in future periods to the extent we make additional investments in real estate loans receivable.
Interest income from our real estate securities decreased from $0.9 million for the year ended December 31, 2012 to $0.1 million for the year ended December 31, 2013 due to the decrease in principal balances related to these securities. We expect interest income from our real estate securities will likely decline in future periods, but interest income may vary based upon acquisition activity and principal balances outstanding under our real estate securities.
Property operating costs and real estate taxes and insurance increased from $7.8 million and $2.5 million, respectively, for the year ended December 31, 2012 to $22.8 million and $9.3 million, respectively, for the year ended December 31, 2013, primarily as a result of the growth in our real estate portfolio. We expect property operating costs and real estate taxes and insurance to increase in future periods as a result of owning the assets acquired during 2013 for an entire period, anticipated future acquisitions of real estate and increased occupancy of our real estate assets.
Asset management fees increased from $1.6 million for the year ended December 31, 2012 to $4.1 million for the year ended December 31, 2013, primarily as a result of the growth in our investment portfolio. We expect asset management fees to increase in future periods as a result of owning the assets acquired in 2013 for an entire period and anticipated future acquisitions. All asset management fees incurred as of December 31, 2013 have been paid.

Real estate acquisition fees and expenses to affiliates and non-affiliates increased from $3.6 million for the year ended December 31, 2012 to $4.0 million for the year ended December 31, 2013. The increase was primarily due to the difference in the total acquisition cost for real estate acquired during the year ended December 31, 2012 of $211.7 million compared to the total acquisition cost for properties acquired during the year ended December 31, 2013 of $294.9 million. We expect real estate acquisition fees and expenses to decline in future periods, but such fees and expenses may vary based upon real estate acquisition activity.
General and administrative expenses increased from $3.1 million for the year ended December 31, 2012 to $3.2 million for the year ended December 31, 2013, primarily as a result of our growth and the growth of our real estate portfolio. General and administrative costs consisted primarily of legal fees, transfer agent fees, insurance premiums, professional fees and independent director fees. We expect general and administrative costs to increase in future periods as a result of additional investments and general inflation, but we expect such costs to decrease as a percentage of total revenue.
Depreciation and amortization increased from $8.6 million for the year ended December 31, 2012 to $28.7 million for the year ended December 31, 2013, due to the growth of our real estate portfolio. We expect depreciation and amortization to increase in future periods as a result of owning the assets acquired or foreclosed upon during 2013 for an entire period and anticipated future acquisitions of real estate.
Interest expense increased from $2.2 million for the year ended December 31, 2012 to $2.7 million for the year ended December 31, 2013. Excluded from interest expense was $2.7 million of interest capitalized to our investments in undeveloped land during the year ended December 31, 2013. The increase in interest expense is primarily a result of our use of debt secured by our real estate assets in 2013. Our interest expense in future periods will vary based on interest rate fluctuations and our level of future borrowings, which will depend on the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.
During the year ended December 31, 2013, we recorded an aggregate impairment charge of $1.4 million, which includes an impairment charge of $0.5 million on the Village Overlook Buildings and an impairment charge of $0.9 million on Academy Point Atrium I.  These impairments resulted from changes in leasing projections due to longer estimated lease-up periods, resulting in a decrease to the projected cash flows the properties were expected to generate. We did not record any impairment losses on its real estate and related intangible assets and liabilities during the year ended December 31, 2012.
On August 20, 2013, we were the successful bidder at the foreclosure sale of 1180 Raymond. As a result, we recognized a gain on foreclosure of the 1180 Raymond First Mortgage of $7.5 million, which represents the difference between the net fair value of the assets and liabilities assumed and the carrying value of the 1180 Raymond First Mortgage at the time of foreclosure after considering adjustments for any costs and expense incurred in connection with the transaction.
Total income from discontinued operations increased from a loss from discontinued operations of $1.0 million for the year ended December 31, 2012 to income from discontinued operations of $11.7 million for the year ended December 31, 2013. The increase is primarily a result of a sale of three office buildings and one industrial/flex property that resulted in a gain on sale of $13.1 million. We expect total income from discontinued operations to vary in future periods based upon disposition activity.

Comparison of the year ended December 31, 2012 versus year ended December 31, 2011
The following table provides summary information about our results of operations for the years ended December 31, 2012 and 2011 (dollar amounts in thousands):

	For the Years Ended December 31,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions/ Originations (1)	$ Change Due to Investments Held Throughout Both Periods (2)
	2012	2011
Rental income	$13,780	$3,256	$10,524	323%	$10,556	$(32)
Tenant reimbursements	1,595	238	1,357	570%	1,423	(66)
Interest income from real estate loans receivable	1,708	311	1,397	449%	1,708	(311)
Interest income from real estate securities	926	53	873	1,647%	873	—
Other operating income	871	43	828	1,926%	174	654
Operating, maintenance, and management costs	7,779	2,803	4,976	178%	5,078	(102)
Real estate taxes and insurance	2,476	800	1,676	210%	1,701	(25)
Asset management fees to affiliate	1,625	302	1,323	438%	1,383	(60)
Real estate acquisition fees to affiliate	2,206	460	1,746	380%	1,746	n/a
Real estate acquisition fees and expenses	1,352	1,139	213	19%	213	n/a
Costs related to foreclosure of loans receivable	—	901	(901)	(100)%	(901)	n/a
General and administrative expenses	3,075	1,956	1,119	57%	n/a	n/a
Depreciation and amortization	8,606	2,992	5,614	188%	5,577	37
Interest expense	2,199	281	1,918	683%	1,918	—
Total loss from discontinued operations	(1,023)	(183)	(840)	459%	n/a	n/a
_____________________
(1) Represents the dollar amount increase (decrease) for year ended December 31, 2012 compared to the year ended December 31, 2011 related to real estate and real estate-related investments acquired or originated on or after January 1, 2011.
(2) Represents the dollar amount increase (decrease) for the year ended December 31, 2012 compared to the year ended December 31, 2011 with respect to real estate and real estate-related investments owned by us during the entire periods presented.
Rental income and tenant reimbursements increased from $3.5 million for the year ended December 31, 2011 to $15.4 million for the year ended December 31, 2012, primarily as a result of the growth in our real estate portfolio.
Interest income from our real estate loans receivable, recognized using the interest method, increased from $0.3 million for the year ended December 31, 2011 to $1.7 million for the year ended December 31, 2012 due to the origination of a first mortgage loan in September 2012. Interest income from non-performing loans may vary from period to period, based on the ability of the borrowers to make interest payments.
Interest income from our real estate securities increased from $0.1 million for the year ended December 31, 2011 to $0.9 million for the year ended December 31, 2012 due to the growth of our investments in real estate securities.
Property operating costs and real estate taxes and insurance increased from $2.8 million and $0.8 million, respectively, for the year ended December 31, 2011 to $7.8 million and $2.5 million, respectively, for the year ended December 31, 2012, primarily as a result of the growth in our real estate portfolio.
Asset management fees increased from $0.3 million for the year ended December 31, 2011 to $1.6 million for the year ended December 31, 2012, primarily as a result of the growth in investment portfolio.
Real estate acquisition fees and expenses to affiliates and non-affiliates increased from $1.6 million for the year ended December 31, 2011 to $3.6 million for the year ended December 31, 2012. The increase was primarily due to the difference in the total acquisition cost for real estate acquired during the year ended December 31, 2011 of $72.8 million compared to the total acquisition cost for real estate acquired during the year ended December 31, 2012 of $211.7 million.
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

Depreciation and amortization increased from $3.0 million for the year ended December 31, 2011 to $8.6 million for the year ended December 31, 2012, due to the growth of our real estate portfolio.
Interest expense increased from $0.3 million for the year ended December 31, 2011 to $2.2 million for the year ended December 31, 2012, primarily as a result of our increased debt secured by our real estate assets.
Distributions
Distributions declared, distributions paid and cash flows from operations were as follows during 2013 (in thousands, except per share amounts):

	Distribution Declared	Distributions Declared Per Share	Distributions Paid			Cash Flows From Operations
Period			Cash	Reinvested	Total
First Quarter 2013	$3,576	$0.062	$—	$—	$—	$562
Second Quarter 2013	—	—	1,236	2,340	3,576	4,119
Third Quarter 2013	—	—	—	—	—	12,545
Fourth Quarter 2013	22,103	0.380	7,802	14,301	22,103	7,404
	$25,679	$0.442	$9,038	$16,641	$25,679	$24,630
On March 20, 2013, our board of directors authorized a distribution in the amount of $0.06153498 per share of common stock to stockholders of record as of the close of business on March 22, 2013. We paid this distribution on April 4, 2013. This distribution was funded by the gain resulting from the disposition of an office building containing 151,937 rentable square feet located in Richardson, Texas on January 11, 2013 for $7.7 million. This disposition resulted in a gain of approximately $3.8 million, calculated in accordance with U.S. generally accepted accounting principles (“GAAP”) and reduced for a 10% noncontrolling interest held by a non-affiliate.
On November 11, 2013, our board of directors authorized a distribution in the amount of $0.38 per share of common stock to stockholders of record as of the close of business on November 13, 2013. We paid this distribution on December 5, 2013. The amount of this distribution was determined based on the gain on foreclosure of a real estate loan receivable, gain on sales of real estate and other taxable income and such distribution was funded with proceeds from the sales of real estate and cash flow from operations.
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
For the year ended December 31, 2013, we paid aggregate distributions of $25.7 million, including $9.0 million of distributions paid in cash and $16.6 million of distributions reinvested through our dividend reinvestment plan. Our net income attributable to common stockholders for the year ended December 31, 2013 was $11.5 million and cash flow provided by operations was $24.6 million. Our cumulative distributions and net loss attributable to common stockholders from inception through December 31, 2013 are $45.0 million and $7.8 million, respectively. We have funded our cumulative distributions, which includes net cash distributions and dividends reinvested by stockholders, with proceeds from debt financing of $18.7 million, proceeds from the dispositions of property of $13.7 million and proceeds from cash provided by operations of $12.6 million. To the extent that we pay distributions from sources other than our cash flow from operations or gains from asset sales, we will have fewer funds available for investment in real estate-related loans, opportunistic real estate, real estate-related debt securities and other real estate-related investments, the overall return to our stockholders may be reduced and subsequent investors may experience dilution.

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
Revenue Recognition
Real Estate
We recognize minimum rent, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related leases when collectibility is reasonably assured and record amounts expected to be received in later years as deferred rent receivable. If the lease provides for tenant improvements, we determine whether the tenant improvements, for accounting purposes, are owned by the tenant or us. When we are the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance (including amounts that can be taken in the form of cash or a credit against the tenant’s rent) that is funded is treated as a lease incentive and amortized as a reduction of revenue over the lease term. Tenant improvement ownership is determined based on various factors including, but not limited to:
•whether the lease stipulates how a tenant improvement allowance may be spent;
•whether the amount of a tenant improvement allowance is in excess of market rates;
•whether the tenant or landlord retains legal title to the improvements at the end of the lease term;
•whether the tenant improvements are unique to the tenant or general-purpose in nature; and
•whether the tenant improvements are expected to have any residual value at the end of the lease.
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

Buildings	25-40 years
Building Improvements	10-40 years
Tenant Improvements	Shorter of lease term or expected useful life
Tenant origination and absorption costs	Remaining term of related leases, including below-market renewal periods
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

We record above-market and below-market in-place lease values for acquired properties based on the present value (using a discount that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of above-market in-place leases and for the initial term plus any extended term for any leases with below-market renewal options. We amortize any recorded above-market or below-market lease values as a reduction or increase, respectively, to rental income over the remaining non-cancelable terms of the respective lease, including any below-market renewal periods.
We estimate the value of tenant origination and absorption costs by considering the estimated carrying costs during hypothetical expected lease up periods, considering current market conditions. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods.
We amortize the value of tenant origination and absorption costs to depreciation and amortization expense over the remaining non-cancelable terms of the leases.
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
Direct investments in undeveloped land or properties without leases in place at the time of acquisition are accounted for as an asset acquisition and not as a business combination.  Acquisition fees and expenses are capitalized into the cost basis of an asset acquisition. Additionally, during the time in which we are incurring costs necessary to bring these investments to their intended use, certain costs such as legal fees, real estate taxes and insurance and financing costs are also capitalized.
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
Investments and Financings Subsequent to December 31, 2013
Westmoor Center First Mortgage Loan
On January 8, 2014, we, through an indirect wholly owned subsidiary, entered into a four-year secured mortgage loan with an unaffiliated lender for borrowings of up to $62.0 million secured by Westmoor Center (the “Westmoor Center Mortgage Loan”). On January 8, 2014, $54.9 million of the Westmoor Center Mortgage Loan was funded and the remaining $7.1 million is available for future disbursements to be used for tenant improvements and leasing commissions, subject to certain terms and conditions contained in the loan documents. The Westmoor Center Mortgage Loan matures on February 1, 2018, with an option to extend the maturity date to February 1, 2019, subject to certain other terms and conditions contained in the loan documents. The Westmoor Center Mortgage Loan bears interest at a floating rate of 225 basis points over one-month LIBOR. Monthly payments are initially interest only. Beginning March 1, 2017, monthly payments include principal and interest with principal payments calculated using an amortization schedule of 30 years and an annual interest rate of 6.5% with the remaining principal balance and all accrued and unpaid interest and fees due at maturity. We will have the right to prepay the loan in whole at any time or in part from time to time, subject to the payment of certain losses or expenses potentially incurred by the lender as a result of the prepayment and subject to certain other conditions contained in the loan documents.
KBS SOR Properties, LLC, our wholly owned subsidiary through which we indirectly own all of our real estate assets (“KBS SOR Properties”), provided a limited guaranty of the Westmoor Center Mortgage Loan with respect to certain potential deficiencies, losses or damages suffered by the lender resulting from certain intentional acts committed by the borrower or KBS SOR Properties in violation of the loan documents. KBS SOR Properties also provided a guaranty of the principal balance and any interest or other sums outstanding under the Westmoor Center Mortgage Loan in the event of certain bankruptcy or insolvency proceedings involving the borrower.
Acquisition of the Plaza Buildings
On January 14, 2014, we, through an indirect wholly owned subsidiary (the “ Plaza Buildings Owner”), acquired from Plaza Center Property LLC an office property consisting of two office buildings and 490,096 rentable square feet located on approximately 4.1 acres of land in Bellevue, Washington (the “Plaza Buildings”).  The seller is not affiliated with us or our advisor. The purchase price of the Plaza Buildings was $186.5 million plus closing costs.  We funded the purchase of the Plaza Buildings with proceeds from the Plaza Building Mortgage Loan (discussed below), proceeds from the Plaza Buildings Mezzanine Loan (discussed below) and cash on hand. We have yet to allocate the purchase price of the property to the fair value of the tangible assets and identifiable intangible assets and liabilities.
The Plaza Buildings were built in 1978 and 1983 and renovated in 2007. At acquisition, the Plaza Buildings were 81% leased to 52 tenants.

Plaza Buildings Mortgage Loan
On January 14, 2014, in connection with our acquisition of the Plaza Buildings, the Plaza Buildings Owner entered into a three-year secured mortgage loan with an unaffiliated lender for borrowings of up to $111.0 million secured by the Plaza Buildings (the “Plaza Buildings Mortgage Loan”). On January 14, 2014, $108.0 million of the Plaza Buildings Mortgage Loan was funded and the remaining $3.0 million is available for future disbursements to be used for tenant improvements and leasing commissions, subject to certain terms and conditions contained in the loan documents. The Plaza Buildings Mortgage Loan matures on January 14, 2017, with two options to extend the maturity date to January 14, 2018 and January 14, 2019, subject to certain other terms and conditions contained in the loan documents. The Plaza Buildings Mortgage Loan bears interest at a floating rate of 190 basis points over one-month LIBOR. Monthly payments are initially interest only. Beginning with the February 2016 payment, monthly payments will include principal and interest, with principal payments calculated using an amortization schedule of 30 years and an annual interest rate of 6.5%. Any remaining principal balance and all accrued and unpaid interest and fees will be due at maturity. The Plaza Buildings Owner will have the right to prepay the loan in whole at any time or in part from time to time, subject to the payment of an exit fee for prepayments made prior to July 14, 2015 and subject to certain other conditions contained in the loan documents.
KBS SOR Properties, provided a limited guaranty of the Plaza Buildings Mortgage Loan with respect to certain potential deficiencies, losses or damages suffered by the lender resulting from certain intentional acts committed by the Plaza Buildings Owner, KBS SOR Properties, us or our affiliates in violation of the loan documents. KBS SOR Properties also provided a guaranty of the principal balance and any interest or other sums outstanding under the Plaza Buildings Mortgage Loan in the event of certain bankruptcy or insolvency proceedings involving the borrower.
Plaza Buildings Mezzanine Loan
On January 14, 2014, in connection with our acquisition of the Plaza Buildings, we through an indirect wholly owned subsidiary which owns the equity interests in the Plaza Buildings Owner, entered into a three-year mezzanine loan with an unaffiliated lender for borrowings of up to $30.0 million secured by the equity interests in the Plaza Buildings Owner (the “Plaza Buildings Mezzanine Loan”). On January 14, 2014, $25.0 million of the Plaza Buildings Mezzanine Loan was funded and the remaining $5.0 million is available for future disbursements to be used for tenant improvements and leasing commissions, subject to certain terms and conditions contained in the loan documents. The Plaza Buildings Mezzanine Loan matures on January 14, 2017, with two options to extend the maturity date to January 14, 2018 and January 14, 2019, subject to the concurrent extension of the Plaza Building Mortgage Loan and certain other terms and conditions contained in the loan documents. The Plaza Buildings Mezzanine Loan bears interest at a floating rate of 785 basis points over one-month LIBOR. We may have the right to prepay the Plaza Buildings Mezzanine Loan under certain circumstances and subject to certain conditions contained in the loan documents.  Prepayments made prior to July 14, 2015 will be subject to the payment of an exit fee.
KBS SOR Properties, provided a limited guaranty of the Plaza Buildings Mezzanine Loan with respect to certain potential deficiencies, losses or damages suffered by the lender resulting from certain intentional acts committed by the borrower, KBS SOR Properties, the Plaza Buildings Owner, us or our affiliates in violation of the loan documents. KBS SOR Properties also provided a guaranty of the principal balance and any interest or other sums outstanding under the Plaza Buildings Mezzanine Loan in the event of certain bankruptcy or insolvency proceedings involving the borrower.
Entry into Joint Venture and Joint Venture Acquisition of 424 Bedford
On November 12, 2013, we, through an indirect wholly owned subsidiary, and EE 424 Bedford OM, LLC (the “JV Member”) entered into an agreement to form a joint venture (the “424 Bedford Joint Venture”), and on January 31, 2014, the 424 Bedford Joint Venture acquired an apartment building containing 66 units in Brooklyn, New York (“424 Bedford”). 424 Bedford was built in 2010 and was 97% leased at acquisition.
The purchase price for 424 Bedford was $39.8 million. The Joint Venture funded the purchase through the assumption of $26.3 million in debt (the “424 Bedford Mortgage Loan”) and contributions by us and the JV Member to the 424 Bedford Joint Venture. The 424 Bedford Mortgage Loan bears interest at a fixed rate of 3.91% and matures on October 1, 2022. Monthly payments include principal and interest with principal payments calculated using an amortization schedule of 30 years. None of the JV Member, the seller of 424 Bedford, or the lender under the 424 Bedford Mortgage Loan is affiliated with us or our advisor. We have yet to allocate the purchase price of the property to the fair value of the tangible assets and identifiable intangible assets and liabilities.
We own a 90% equity interest in the 424 Bedford Joint Venture. The JV Member is the managing member of the 424 Bedford Joint Venture; however, its authority is limited, as we, as co-managing member, must give approval for any major decisions involving the 424 Bedford Joint Venture or 424 Bedford. Income, losses and distributions are generally allocated among the members based on their respective equity interests.

Anticipated Date of Estimated Value Per Share
On February 14, 2014, our board of directors met to discuss the timing and process for determining an estimated value per share not based on the price to acquire a share in the primary portion of our initial public offering (the “Estimated Value Per Share”). We expect the Estimated Value Per Share to be determined, approved and publicly disclosed on or about March 27, 2014.
Approval and Temporary One-Month Suspension of Fourth Amended and Restated Share Redemption Program
In connection with the upcoming determination of the Estimated Value Per Share, on February 14, 2014, our board of directors also approved a Fourth Amended and Restated Share Redemption Program (the “Fourth SRP”) to replace the previous Third Amended and Restated Share Redemption Program (the “Third SRP”). The material changes made in the Fourth SRP are discussed below. The Fourth SRP will become effective on March 20, 2014.
The board of directors believes that, following the adoption and disclosure of the Estimated Value Per Share, which is expected to occur on or about March 27, 2014, it is important to allow stockholders sufficient time to make decisions about redemption requests. Accordingly, the Fourth SRP will be temporarily suspended for one month in connection with the disclosure of the Estimated Value Per Share. Specifically, the Fourth SRP will be suspended with respect to redemptions that would normally occur on the last business day of March 2014, with all such redemption requests to be retained and, unless withdrawn, considered submitted for redemption on the last business day of April 2014. This temporary one-month suspension will not affect the amount of redemptions that are permitted under the Fourth SRP.
All redemption requests received after February 21, 2014 will be eligible for redemption pursuant to the terms of the Fourth SRP on April 30, 2014. As stated above, we expect the Estimated Value Per Share to be determined and publicly disclosed on or about March 27, 2014, which will affect the redemption prices that stockholders receive under the Fourth SRP.
The following is a summary of the material changes made in the Fourth SRP:
The Fourth SRP provides that, except for redemptions made upon a stockholder’s death, “qualifying disability” or “determination of incompetence,” the prices at which we will redeem shares are as follows:

•	92.5% of our most recent estimated value per share as of the applicable redemption date for those shares held for at least one year;

•	95.0% of our most recent estimated value per share as of the applicable redemption date for those shares held for at least two years;

•	97.5% of our most recent estimated value per share as of the applicable redemption date for those shares held for at least three years; and

•	100% of our most recent estimated value per share as of the applicable redemption date for those shares held for at least four years.
Until we announce in a public filing with the SEC the establishment of an estimated value per share that is not based on the price to purchase a share of our common stock in a primary public offering, the estimated value per share will be $10.00 for purposes of the foregoing prices.
The Fourth SRP also provides that the time period during which a stockholder will be deemed to have held each share begins as of the date the stockholder acquired such share; provided, that shares purchased pursuant to our dividend reinvestment plan will be deemed to have been acquired on the same date as the initial share to which the dividend reinvestment plan share relates. The date of the share’s original issuance by us is not determinative. Shares owned by a stockholder may be redeemed at different prices depending on how long the stockholder has held each share submitted for redemption.
The Fourth SRP also amends the provisions related to the limitation of redemptions to the amount of net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year. First, we may increase or decrease this funding limit, without amending the Fourth SRP, by providing ten business days’ notice to our stockholders. Notice may be provided to stockholders (a) in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC, or (b) in a separate mailing to stockholders. Second, redemption requests in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence” will now be satisfied from the funds available from the net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year. During any calendar year, once we have redeemed shares under the Fourth SRP, including shares redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence,” such that the amount of remaining funds available for redemption of additional shares in that calendar year is $1.0 million, such remaining $1.0 million shall be reserved exclusively for shares being redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence.” The Fourth SRP continues to include other limitations, including that during any calendar year, in no event may we redeem more than 5% of the weighted-average number of shares outstanding during the prior calendar year.

The Fourth SRP provides that, in the event of a suspension of the Fourth SRP, we will treat all unsatisfied redemption requests as requests for redemption on the next date upon which shares may be redeemed after the Fourth SRP is no longer suspended.
Distribution Declared
On March 6, 2014, our board of directors authorized a distribution in the amount of $0.04931507 per share of common stock, or an annualized rate of 2% based on a purchase price of $10.00 per share, to stockholders of record as of the close of business on March 31, 2014. We expect to pay this distribution on April 15, 2014. The distribution will be paid in cash or, for investors enrolled in our dividend reinvestment plan, reinvested in additional shares. The board of directors will declare distributions from time to time based on our income, cash flow and investing and financing activities. As such, we can also give no assurances as to the timing, amount or notice with respect to any other future distribution declarations.

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
The table below summarizes the book values and the weighted-average interest rates of our real estate-related debt securities and note payable for each category based on the maturity dates as of December 31, 2013 (dollars in thousands):

	Maturity Date						Total Book Value
	2014	2015	2016	2017	2018	Thereafter		Fair Value
Assets
Loan receivable
Mortgage loan - fixed rate	$21,893	$—	$—	$—	$—	$—	$21,893	$22,000
Annual effective interest rate (1)	13.0%	—	—	—	—	—	13.0%
Real estate-related debt securities
Fixed rate	$—	$—	$—	$—	$—	$333	$333	$333
Interest rate	—	—	—	—	—	4.5%	4.5%
Liabilities
Notes Payable
Fixed rate	$—	$31,566	$—	$—	$—	$8,634	$40,200	$42,494
Average interest rate (2)	—	6.3%	—	—	—	6.5%	6.3%
Variable rate	$—	$—	$12,850	$180,270	$24,100	$—	$217,220	$216,382
Average interest rate (2)	—	—	2.5%	2.6%	1.9%	—	2.5%
_____________________
(1) The annual effective interest rate represents the actual interest income recognized during 2013 using the interest method, divided by the average amortized cost basis of the investments.
(2) Average interest rate is the weighted-average interest rate. Weighted-average interest rate as of December 31, 2013 is calculated as the actual interest rate in effect at December 31, 2013 (consisting of the contractual interest rate and the effect of contractual floor rates), using interest rate indices at December 31, 2013, where applicable.

We borrow funds at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of December 31, 2013, the fair value and carrying value of our fixed rate real estate loan receivable was $22.0 million and $21.9 million, respectively. The fair value estimate of our fixed rate real estate loan receivable was estimated using an internal valuation model that considers the expected cash flows for the loans, underlying collateral values (for collateral-dependent loans) and the estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements. As of December 31, 2013, the fair value of our fixed rate debt was $42.5 million and the carrying value of our fixed rate debt was $40.2 million. The fair value estimate of our fixed rate debt was calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of December 31, 2013. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting changes in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on variable rate debt and loans receivable would change our future earnings and cash flows, but would not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. As of December 31, 2013, we were exposed to market risks related to fluctuations in interest rates on $217.2 million of variable rate debt outstanding. Based on interest rates as of December 31, 2013, if interest rates were 100 basis points higher during the 12 months ending December 31, 2014, interest expense on our variable rate debt would increase by $2.1 million. As of December 31, 2013, one-month LIBOR was 0.1677% and if the LIBOR index was reduced to 0% during the 12 months ending December 31, 2014, interest expense on our variable rate debt would decrease by $0.3 million.
The weighted-average interest rates of our fixed rate debt and variable rate debt at December 31, 2013 were 6.3% and 2.5%, respectively. The annual effective interest rate of our fixed rate real estate loan receivable as of December 31, 2013 was 13.0%. The annual effective interest rate represents the effective interest rate as of December 31, 2013, using the interest method that we use to recognize interest income on our real estate loans receivable.
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

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act.
In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992).
Based on its assessment, our management believes that, as of December 31, 2013, our internal control over financial reporting was effective based on those criteria. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
As of the quarter ended December 31, 2013, all items required to be disclosed under Form 8–K were reported under Form 8–K.

PART III
We will file a definitive Proxy Statement for our 2014 Annual Meeting of Stockholders (the “2014 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2014 Proxy Statement that specifically address the items required to be set forth herein are incorporated by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We have adopted a Code of Conduct and Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. Our Code of Conduct and Ethics can be found at http://www.kbsstrategicopportunityreit.com.
The other information required by this Item is incorporated by reference from our 2014 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from our 2014 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference from our 2014 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference from our 2014 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated by reference from our 2014 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)    Financial Statement Schedules
See the Index to Financial Statements at page F-1 of this report.
The following financial statement schedule is included herein at pages F-40 through F-41 of this report:
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

4.2	Second Amended and Restated Dividend Reinvestment Plan, incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10 Q filed November 8, 2012

4.3	Third Amended and Restated Dividend Reinvestment Plan, incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q filed for the three months ended March 31, 2013

10.1
Advisory Agreement between the Company and KBS Capital Advisors LLC, dated October 8, 2012, incorporated by reference to Exhibit 10.1 to Post-Effective Amendment No. 10 to the Company’s Registration Statement on Form S-11 (No. 333-156633) filed October 26, 2012

10.2
Advisory Agreement between the Company and KBS Capital Advisors LLC, dated October 8, 2013, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2013

10.3
Term Loan Agreement by and between KBS SOR 156th Avenue Northeast, LLC and Bank of America, N.A., dated February 22, 2013, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013

10.4
Promissory Note by KBS SOR 156th Avenue Northeast, LLC in favor of Bank of America, N.A., dated February 22, 2013, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013

10.5
Deed of Trust, Assignment, Security Agreement and Fixture Filing by KBS SOR 156th Avenue Northeast, LLC in favor of PRLAP, Inc., as trustee, for the benefit of Bank of America, N.A., dated February 22, 2013, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013

10.6
Real Estate Sale Agreement by and between TPG-Great Hills Plaza LLC, TPG-Westech 360 LLC, TPG-Park 22 LLC, and KBS Capital Advisors LLC, dated February 22, 2013, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013

10.7
First Amendment to Real Estate Sale Agreement by and between TPG-Great Hills Plaza LLC, TPG-Westech 360 LLC, TPG-Park 22 LLC, and KBS Capital Advisors LLC, dated February 26, 2013, incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013

10.8
Assignment and Assumption of Purchase Agreement between KBS Capital Advisors LLC and KBS SOR Austin Suburban Portfolio, LLC, dated March 20, 2013, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013

10.9
Term Loan Agreement by and between KBS SOR 1800 West Loop South, LLC, KBS SOR Iron Point, LLC and Bank of America, N.A., dated May 1, 2013, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the six months ended June 30, 2013

Ex.	Description

10.10
Promissory Note by KBS SOR 1800 West Loop South, LLC and KBS SOR Iron Point, LLC in favor of Bank of America, N.A., dated May 1, 2013, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the six months ended June 30, 2013

10.11
Deed of Trust, Assignment, Security Agreement and Fixture Filing by KBS SOR 1800 West Loop South, LLC in favor of PRLAP, Inc., as trustee, for the benefit of Bank of America, N.A., dated May 1, 2013, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the six months ended June 30, 2013

10.12
Deed of Trust, Assignment, Security Agreement and Fixture Filing by KBS SOR Iron Point, LLC in favor of PRLAP, Inc., as trustee, for the benefit of Bank of America, N.A., dated May 1, 2013, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the six months ended June 30, 2013

10.13
Purchase and Sale Agreement by and between SP4 Westmoor, L.P., and KBS Capital Advisors LLC, dated May 23, 2013, incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the six months ended June 30, 2013

10.14
Assignment and Assumption of Purchase Agreement between KBS Capital Advisors LLC and KBS SOR Westmoor Center, LLC, dated June 7, 2013, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the six months ended June 30, 2013

10.15
Term Loan Agreement (related to Northridge Center I & II, Powers Ferry Landing East, West Loop I & II and the Austin Suburban Portfolio) by and among KBS SOR Northridge, LLC, KBS SOR Powers Ferry Landing East, LLC, KBS SOR 6565-6575 West Loop South, LLC, KBS SOR Austin Suburban Portfolio, LLC and Bank of America, N.A., dated as of June 26, 2013, incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the six months ended June 30, 2013

10.16
Repayment Guaranty (related to Northridge Center I & II, Powers Ferry Landing East, West Loop I & II and the Austin Suburban Portfolio) by KBS SOR Properties, LLC for the benefit of Bank of America, N.A., dated as of June 26, 2013, incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the six months ended June 30, 2013

10.17	Purchase and Sale Agreement by and between KBS SOR Plaza Bellevue, LLC and Plaza Center Property LLC, dated as of December 19, 2013

10.18	Limited Liability Company Agreement of KBS SOR SREF III 110 William, LLC, dated as of December 23, 2013

10.19	Agreement of Purchase and Sale by and between 110 William, LLC and 110 William Holdings III, LLC, dated as of December 4, 2013

10.20	Assignment and Assumption of Contract of Sale by and between 110 William Holdings III LLC and KBS SOR SREF III 110 William, LLC, dated as of December 23, 2013

10.21	Loan Agreement by and between KBS SOR Westmoor Center, LLC and Bank of America, N.A., dated as of January 8, 2014

10.22	Guaranty Agreement by KBS SOR Properties, LLC in favor of Bank of America, N.A., dated as of January 8, 2014

10.23
Deed of Trust, Assignment, Security Agreement and Fixture Filing by KBS SOR Westmoor Center, LLC in favor of the Public Trustee of Jefferson County, Colorado, as trustee, and Bank of America, N.A., dated as of January 8, 2014

10.24	Loan Agreement by and between KBS SOR Plaza Bellevue, LLC and Wells Fargo Bank, National Association, dated as of January 14, 2014

10.25	Limited Guaranty by KBS SOR Properties, LLC in favor of Wells Fargo Bank, National Association, dated as of January 14, 2014

10.26
Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by KBS SOR Plaza Bellevue, LLC in favor of Chicago Title Company of Washington, as trustee for Wells Fargo Bank, National Association, dated as of January 14, 2014

10.27	Loan Agreement by and between KBS SOR Acquisition XXVI, LLC and SBAF Mortgage Fund I/Lender, LLC, dated as of January 14, 2014

10.28	Mezzanine Loan Guaranty by KBS SOR Properties, LLC in favor of SBAF Mortgage Fund I/Lender, LLC, dated as of January 14, 2014

Ex.	Description

21.1	Subsidiaries of the Company

23.1	Consent of Ernst & Young LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Second Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the six months ended June 30, 2011

99.2	Third Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012

99.3	Fourth Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed February 18, 2014

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
KBS Strategic Opportunity REIT, Inc.

We have audited the accompanying consolidated balance sheets of KBS Strategic Opportunity REIT, Inc. (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule in Item 15(a), Schedule III - Real Estate Assets and Accumulated Depreciation and Amortization. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of KBS Strategic Opportunity REIT, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP

Irvine, California
March 11, 2014

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2013	2012
Assets
Real estate held for investment, net	$638,159	$300,031
Real estate held for sale, net	—	17,602
Real estate loans receivable, net	21,893	71,906
Real estate securities	333	4,817
Total real estate and real estate-related investments, net	660,385	394,356
Cash and cash equivalents	57,996	125,960
Investments in unconsolidated joint ventures	16,338	7,926
Rents and other receivables, net	8,603	2,678
Above-market leases, net	2,935	2,284
Assets related to real estate held for sale	—	916
Prepaid expenses and other assets	29,881	3,808
Total assets	$776,138	$537,928
Liabilities and equity
Notes payable and bond payable:
Notes and bond payable, net	$257,420	$29,411
Notes payable related to real estate held for sale	—	4,340
Total notes payable and bond payable, net	257,420	33,751
Accounts payable and accrued liabilities	15,558	5,995
Due to affiliates	—	21
Below-market leases, net	4,420	2,031
Other liabilities	6,481	2,827
Total liabilities	283,879	44,625
Commitments and contingencies (Note 15)
Redeemable common stock	17,573	9,651
Equity
KBS Strategic Opportunity REIT, Inc. stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 59,619,000 and 58,127,627 shares issued and outstanding as of December 31, 2013 and December 31, 2012, respectively	596	581
Additional paid-in capital	512,036	505,907
Cumulative distributions and net losses	(52,801)	(38,615)
Accumulated other comprehensive loss	(9)	(13)
Total KBS Strategic Opportunity REIT, Inc. stockholders’ equity	459,822	467,860
Noncontrolling interests	14,864	15,792
Total equity	474,686	483,652
Total liabilities and equity	$776,138	$537,928
See accompanying notes to consolidated financial statements.

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2013	2012	2011
Revenues:
Rental income	$46,191	$13,780	$3,256
Tenant reimbursements	9,964	1,595	238
Interest income from real estate loans receivable	10,276	1,708	311
Interest income from real estate securities	91	926	53
Other operating income	1,974	871	43
Total revenues	68,496	18,880	3,901
Expenses:
Operating, maintenance, and management	22,804	7,779	2,803
Real estate taxes and insurance	9,282	2,476	800
Asset management fees to affiliate	4,068	1,625	302
Real estate acquisition fees to affiliate	2,784	2,206	460
Real estate acquisition fees and expenses	1,218	1,352	1,139
Costs related to foreclosure of loans receivable	—	—	901
General and administrative expenses	3,160	3,075	1,956
Depreciation and amortization	28,677	8,606	2,992
Interest expense	2,706	2,199	281
Impairment charges on real estate held for investment	1,433	—	—
Total expenses	76,132	29,318	11,634
Other income (loss):
Other interest income	62	97	117
Gain from extinguishment of debt	—	581	—
Income from unconsolidated joint venture	95	116	—
Equity in loss of unconsolidated joint venture	(146)	—	—
Gain on early payoff of real estate loan receivable	—	358	—
Gain on sale of real estate securities	—	214	—
Gain on foreclosure of real estate loan receivable	7,473	—	—
Total other income, net	7,484	1,366	117
Loss from continuing operations	(152)	(9,072)	(7,616)
Discontinued operations:
Gain on sale of real estate	13,108	593	—
Loss from discontinued operations	(1,367)	(1,616)	(183)
Total income (loss) from discontinued operations	11,741	(1,023)	(183)
Net income (loss)	11,589	(10,095)	(7,799)
Net (income) loss attributable to noncontrolling interests	(96)	333	218
Net income (loss) attributable to common stockholders	$11,493	$(9,762)	$(7,581)
Basic and diluted income (loss) per common share:
Continuing operations	$—	$(0.25)	$(0.65)
Discontinued operations	0.20	(0.03)	(0.01)
Net income (loss) per common share	$0.20	$(0.28)	$(0.66)
Weighted-average number of common shares outstanding, basic and diluted	58,359,568	35,458,656	11,432,823
See accompanying notes to consolidated financial statements.

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended December 31,
	2013	2012	2011
Net income (loss)	$11,589	$(10,095)	$(7,799)
Other comprehensive income (loss):
Reclassification of realized gain on sale of real estate securities	—	(214)	—
Unrealized gain (loss) on real estate securities	4	247	(46)
Total other comprehensive income (loss)	4	33	(46)
Total comprehensive income (loss)	11,593	(10,062)	(7,845)
Total comprehensive (income) loss attributable to noncontrolling interests	(96)	333	218
Total comprehensive income (loss) attributable to common stockholders	$11,497	$(9,729)	$(7,627)
See accompanying notes to consolidated financial statements.

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands)

			Additional Paid-in Capital	Cumulative Distributions and Net Losses	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Common Stock
	Shares	Amounts
Balance, December 31, 2010	5,132,988	$52	$42,988	$(1,982)	$—	$41,058	$—	$41,058
Net loss	—	—	—	(7,581)	—	(7,581)	(218)	(7,799)
Other comprehensive loss	—	—	—	—	(46)	(46)	—	(46)
Issuance of common stock	17,085,827	171	168,995	—	—	169,166	—	169,166
Transfers to redeemable common stock	—	—	(5,291)	—	—	(5,291)	—	(5,291)
Redemptions of common stock	(4,000)	(1)	(39)	—	—	(40)	—	(40)
Distributions declared	—	—	—	(6,405)	—	(6,405)	—	(6,405)
Commissions on stock sales and related dealer manager fees to affiliate	—	—	(14,324)	—	—	(14,324)	—	(14,324)
Other offering costs	—	—	(3,512)	—	—	(3,512)	—	(3,512)
Noncontrolling interests contributions	—	—	—	—	—	—	13,737	13,737
Balance, December 31, 2011	22,214,815	$222	$188,817	$(15,968)	$(46)	$173,025	$13,519	$186,544
Net loss	—	—	—	(9,762)	—	(9,762)	(333)	(10,095)
Other comprehensive income	—	—	—	—	33	33	—	33
Issuance of common stock	35,993,756	360	356,974	—	—	357,334	—	357,334
Transfers to redeemable common stock	—	—	(4,360)	—	—	(4,360)	—	(4,360)
Redemptions of common stock	(80,944)	(1)	(754)	—	—	(755)	—	(755)
Distributions declared	—	—	—	(12,885)	—	(12,885)	—	(12,885)
Commissions on stock sales and related dealer manager fees to affiliate	—	—	(31,134)	—	—	(31,134)	—	(31,134)
Other offering costs	—	—	(3,636)	—	—	(3,636)	—	(3,636)
Noncontrolling interests contributions	—	—	—	—	—	—	2,630	2,630
Distribution to noncontrolling interest	—	—	—	—	—	—	(24)	(24)
Balance, December 31, 2012	58,127,627	$581	$505,907	$(38,615)	$(13)	$467,860	$15,792	$483,652
Net income	—	—	—	11,493	—	11,493	96	11,589
Other comprehensive income	—	—	—	—	4	4	—	4
Issuance of common stock	1,751,478	18	16,623	—	—	16,641	—	16,641
Transfers to redeemable common stock	—	—	(7,922)	—	—	(7,922)	—	(7,922)
Redemptions of common stock	(260,105)	(3)	(2,447)	—	—	(2,450)	—	(2,450)
Distributions declared	—	—	—	(25,679)	—	(25,679)	—	(25,679)
Other offering costs	—	—	(125)	—	—	(125)	—	(125)
Noncontrolling interests contributions	—	—	—	—	—	—	1,213	1,213
Distributions to noncontrolling interest	—	—	—	—	—	—	(2,237)	(2,237)
Balance, December 31, 2013	59,619,000	$596	$512,036	$(52,801)	$(9)	$459,822	$14,864	$474,686
See accompanying notes to consolidated financial statements.

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2013	2012	2011
Cash Flows from Operating Activities:
Net income (loss)	$11,589	$(10,095)	$(7,799)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in loss of unconsolidated joint venture	146	—	—
Depreciation and amortization
Continuing operations	28,677	8,606	2,992
Discontinued operations	1,057	926	211
Impairment charges on real estate held for investment	1,433	—	—
Non-cash interest income on real estate related investments	(842)	(1,053)	48
Gain on sale of real estate	(13,108)	(593)	—
Gain on extinguishment of debt	—	(581)	—
Gain on early payoff of real estate loan receivable	—	(358)	—
Gain on sale of real estate securities	—	(214)	—
Gain on foreclosure of real estate loan receivable	(7,473)	—	—
Deferred rent	(4,694)	(1,932)	(207)
Bad debt expense	197	52	17
Amortization of above- and below-market leases, net	138	1,088	613
Amortization of deferred financing costs	976	295	24
Interest accretion on real estate securities	36	819	—
Amortization of premium on bonds payable	(92)	—	—
Write-off of closing costs related to foreclosed assets	—	—	696
Changes in assets and liabilities:
Rents and other receivables	(1,312)	(420)	(273)
Deferred interest receivable	1,001	—	—
Prepaid expenses and other assets	(2,299)	(1,979)	(207)
Accounts payable and accrued liabilities	6,089	2,302	108
Due to affiliates	(21)	4	(295)
Security deposits and other liabilities	3,132	2,105	565
Net cash provided by (used in) operating activities	24,630	(1,028)	(3,507)
Cash Flows from Investing Activities:
Acquisitions of real estate	(295,167)	(211,655)	(73,597)
Improvements to real estate	(22,398)	(7,054)	(2,430)
Proceeds from sales of real estate, net	30,658	1,843	—
Escrow deposits for future real estate purchases	(13,000)	—	—
Investments in real estate loans receivable	(21,568)	(78,398)	(20,120)
Payoff of real estate loan receivable	35,750	—	—
Proceeds from early payoff of real estate loan receivable	—	7,903	—
Principal repayments on real estate loans receivable	—	—	438
Purchase of real estate securities	—	—	(58,696)
Principal repayments on real estate securities	4,452	38,270	—
Proceeds from sale of real estate securities	—	14,943	—
Investment in unconsolidated joint venture	(9,000)	(8,000)	—
Distribution of capital from unconsolidated joint venture	398	74	—
Net cash used in investing activities	(289,875)	(242,074)	(154,405)
Cash Flows from Financing Activities:
Proceeds from notes payable	251,065	4,226	33,002
Payments on notes payable	(36,084)	(2,896)	—
Payments on repurchase agreements	—	(30,201)	30,201
Payments of deferred financing costs	(4,988)	—	(1,161)
Proceeds from issuance of common stock	—	348,790	165,079
Payments to redeem common stock	(2,450)	(755)	(40)
Payments of commissions on stock sales and related dealer manager fees	—	(31,134)	(14,324)
Payments of other offering costs	(200)	(3,612)	(3,527)
Distributions paid	(9,038)	(4,341)	(2,318)
Noncontrolling interests contributions	1,213	2,630	13,737
Distributions to noncontrolling interests	(2,237)	(24)	—
Net cash provided by financing activities	197,281	282,683	220,649
Net (decrease) increase in cash and cash equivalents	(67,964)	39,581	62,737
Cash and cash equivalents, beginning of period	125,960	86,379	23,642
Cash and cash equivalents, end of period	$57,996	$125,960	$86,379
Supplemental Disclosure of Cash Flow Information:
Interest paid, net of capitalized interest of $2,718 for the year ended December 31, 2013	$1,635	$2,073	$118
Supplemental Disclosure of Noncash Transactions:
Investments in real estate acquired through foreclosure	$45,943	$—	$32,213
Assets assumed in connection with foreclosure of real estate	$7,156	$—	$—
Liabilities assumed in connection with foreclosure of real estate	$9,671	$—	$200
Increase in capital expenses payable	$2,583	$1,230	$921
Increase in lease commissions payable	$282	$137	$158
Increase in lease incentive payable	$260	$53	$—
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$16,641	$8,544	$4,087
See accompanying notes to consolidated financial statements.

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

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
The Company sold 56,584,976 shares of common stock in its primary offering for gross offering proceeds of $561.7 million. As of December 31, 2013, the Company had sold 3,080,830 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $29.3 million. Also, as of December 31, 2013, the Company had redeemed 343,049 shares sold in the Offering for $3.2 million. Additionally, on December 29, 2011 and October 23, 2012, the Company issued 220,994 shares and 55,249 shares of common stock, respectively, for $2.0 million and $0.5 million, respectively, in private transactions exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933.
As of December 31, 2013, the Company owned 12 office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 43 acres of undeveloped land, one office portfolio consisting of three office properties, one retail property, one apartment property, two investments in undeveloped land encompassing an aggregate of 1,670 acres, one investment in CMBS, one first mortgage loan and two investments in unconsolidated joint ventures.

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

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013

Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of prior periods. In addition, the Company disposed of one industrial/flex building and four parcels of partially improved land encompassing 6.0 acres during the year ended December 31, 2012 and three office buildings and one industrial/flex property during the year ended December 31, 2013.  As a result, certain reclassifications were made to the consolidated financial statements and footnote disclosures for all periods presented.
Revenue Recognition
Real Estate
The Company recognizes minimum rent, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related leases when collectibility is reasonably assured and records amounts expected to be received in later years as deferred rent receivable. If the lease provides for tenant improvements, the Company determines whether the tenant improvements, for accounting purposes, are owned by the tenant or the Company. When the Company is the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance (including amounts that can be taken in the form of cash or a credit against the tenant’s rent) that is funded is treated as a lease incentive and amortized as a reduction of revenue over the lease term. Tenant improvement ownership is determined based on various factors including, but not limited to:

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
December 31, 2013

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

Buildings	25-40 years
Building improvements	10-40 years
Tenant improvements	Shorter of lease term or expected useful life
Tenant origination and absorption costs	Remaining term of related leases, including below-market renewal periods
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
December 31, 2013

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
The Company records above-market and below-market in-place lease values for acquired properties based on the present value (using a discount that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of above-market in-place leases and for the initial term plus any extended term for any leases with below-market renewal options. The Company amortizes any recorded above-market or below-market lease values as a reduction or increase, respectively, to rental income over the remaining non-cancelable terms of the respective lease, including any below-market renewal periods.
The Company estimates the value of tenant origination and absorption costs by considering the estimated carrying costs during hypothetical expected lease up periods, considering current market conditions. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods.
The Company amortizes the value of tenant origination and absorption costs to depreciation and amortization expense over the remaining non-cancelable term of the leases.
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
Direct investments in undeveloped land or properties without leases in place at the time of acquisition are accounted for as an asset acquisition and not as a business combination.  Acquisition fees and expenses are capitalized into the cost basis of an asset acquisition. Additionally, during the time in which the Company is incurring costs necessary to bring these investments to their intended use, certain costs such as legal fees, real estate taxes and insurance and financing costs are also capitalized.
Impairment of Real Estate and Related Intangible Assets and Liabilities
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets and liabilities may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, the Company assesses the recoverability by estimating whether the Company will recover the carrying value of the real estate and related intangible assets and liabilities through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities. During the year ended December 31, 2013, the Company recorded an impairment charge of $1.4 million with respect to two of its real estate properties held for investment. See Note 4, “Real Estate Held for Investment - Impairment on Real Estate” for more information. The Company did not record any impairment losses on its real estate and related intangible assets and liabilities during the years ended December 31, 2012 and 2011.
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
December 31, 2013

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
Real Estate Loans Receivable and Loan Loss Reserves
The Company’s real estate loans receivable are recorded at amortized cost, net of loan loss reserves (if any), and evaluated for impairment at each balance sheet date. The amortized cost of a real estate loan receivable is the outstanding unpaid principal balance, net of unamortized acquisition premiums or discounts and unamortized costs and fees directly associated with the origination or acquisition of the loan. The amount of impairment, if any, will be measured by comparing the amortized cost of the loan to the present value of the expected cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent and collection of principal and interest is not assured. If a loan is deemed to be impaired, the Company will record a loan loss reserve and a provision for loan losses to recognize impairment. As of December 31, 2013, there was no loan loss reserve and the Company did not record any impairment losses related to its real estate loans receivable during the years ended December 31, 2013, 2012 and 2011.
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
December 31, 2013

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
The Company is required to distinguish between other-than-temporary impairments related to credit and other-than-temporary impairments related to other factors (e.g., market fluctuations) on its real estate securities that it does not intend to sell and where it is not likely that the Company will be required to sell the security prior to the anticipated recovery of its amortized cost basis. The Company calculates the credit component of the other-than-temporary impairment as the difference between the amortized cost basis of the security and the present value of its estimated cash flows discounted at the yield used to recognize interest income. The credit component will be charged to earnings and the component related to other factors is recorded to other comprehensive income (loss).
Investments in Unconsolidated Joint Ventures
Equity Method
The Company accounts for investments in unconsolidated joint venture entities in which the Company may exercise significant influence over, but does not control, using the equity method of accounting. Under the equity method, the investment is initially recorded at cost and subsequently adjusted to reflect additional contributions or distributions and the Company’s proportionate share of equity in the joint venture’s income (loss). The Company recognizes its proportionate share of the ongoing income or loss of the unconsolidated joint venture as equity in income (loss) of unconsolidated joint venture on the consolidated statements of operations. On a quarterly basis, the Company evaluates its investment in an unconsolidated joint venture for other-than-temporary impairments. As of December 31, 2013, the Company did not identify any indicators of impairment related to its unconsolidated real estate joint venture accounted for under the equity method.
Cost Method
The Company accounts for investments in unconsolidated joint venture entities in which the Company does not have the ability to exercise significant influence and has virtually no influence over partnership operating and financial policies using the cost method of accounting.  Under the cost method, income distributions from the partnership are recognized in other income.  Distributions that exceed the Company’s share of earnings are applied to reduce the carrying value of the Company’s investment and any capital contributions will increase the carrying value of the Company’s investment.  On a quarterly basis, the Company evaluates its investment in an unconsolidated joint venture for other-than-temporary impairments.  The fair value of a cost method investment is not estimated if there are no identified events or changes in circumstances that would indicate a significant adverse effect on the fair value of the investment. As of December 31, 2013, the Company did not identify any indicators of impairment related to its unconsolidated real estate joint venture accounted for under the cost method.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Cash and cash equivalents are stated at cost, which approximates fair value. There were no restrictions on the use of the Company’s cash and cash equivalents as of December 31, 2013 and 2012.
The Company’s cash and cash equivalents balance exceeds federally insurable limits as of December 31, 2013. The Company monitors the cash balances in its operating accounts and adjusts the cash balances as appropriate; however, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.
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

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013

Deferred Financing Costs
Deferred financing costs represent commitment fees, loan fees, legal fees and other third-party costs associated with obtaining financing. These costs are amortized over the terms of the respective financing agreements using the interest method. Unamortized deferred financing costs are generally expensed when the associated debt is refinanced or repaid before maturity unless specific rules are met that would allow for the carryover of such costs to the refinanced debt. Costs incurred in seeking financing transactions that do not close are expensed in the period in which it is determined that the financing will not close.
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
December 31, 2013

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

•
During each calendar year, redemptions are limited to the amount of net proceeds from the sale of shares under the Company’s dividend reinvestment plan during the prior calendar year (except that, as of December 31, 2013, the Company also had available under the share redemption program up to $0.9 million in additional funds to redeem a qualifying stockholder’s shares if the shares were being redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence;” for purposes of determining the amount of funds available for redemption under the program, redemptions for a stockholder’s death, qualifying disability or determination of incompetence, were made first from the $0.9 million before the general allocation for redemptions described above).

•	During any calendar year, the Company may redeem no more than 5% of the weighted‑average number of shares outstanding during the prior calendar year.

•
The Company has no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.

Pursuant to the program, the Company redeemed shares at prices determined as follows:

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

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013

Notwithstanding the above, the redemption price for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” was the amount paid to acquire the shares from the Company. Furthermore, once the Company establishes an estimated value per share of its common stock that is not based on the price to acquire a share in the Company’s primary offering or follow-on public offerings, the redemption price per share for all stockholders was to be equal to the estimated value per share, as determined by the Advisor or another firm chosen for that purpose. The Company expects to establish an estimated value per share after the completion of its offering stage. The Company considers its offering stage complete when it is no longer publicly offering equity securities ─ whether through the primary offering or a follow-on public offering ─ and has not done so for up to 18 months. “Public equity offering” for this purpose does not include offerings on behalf of selling stockholders or offerings related to a dividend reinvestment plan, employee benefit plan or the redemption of interests in the Operating Partnership. On February 14, 2014, the Company’s board of directors approved a Fourth Amended and Restated Share Redemption Program, see Note 17, “Subsequent Events ─ Approval and Temporary One-Month Suspension of Fourth Amended and Restated Share Redemption Program.”
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
The Company limited the dollar value of shares that may be redeemed under the program as described above. For the year ended December 31, 2013, the Company had redeemed $2.4 million of common stock, which represented all redemption requests received in good order and eligible for redemption through the December 2013 redemption date. As of December 31, 2013, the Company could redeem up to $0.9 million of shares of common stock if the shares were being redeemed in connection with a stockholders’ death, qualifying disability or determination of incompetence. Additionally, based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during 2013, the Company had $16.6 million available for all redemptions in 2014, including shares that are redeemed in connection with a stockholders’ death, qualifying disability or determination of incompetence. On February 14, 2014, the Company’s board of directors approved a Fourth Amended and Restated Share Redemption Program, see Note 17, “Subsequent Events ─ Approval and Temporary One-Month Suspension of Fourth Amended and Restated Share Redemption Program.”
Related Party Transactions
Pursuant to the Advisory Agreement and Dealer Manager Agreement, the Company is or was obligated to pay the Advisor and KBS Capital Markets Group, LLC (the “Dealer Manager”) specified fees upon the provision of certain services related to the Offering, the investment of funds in real estate and real estate-related investments, management of the Company’s investments and for other services (including, but not limited to, the disposition of investments). The Company is or was also obligated to reimburse the Advisor and Dealer Manager for organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company, and the Company is or was obligated to reimburse the Advisor for acquisition and origination expenses and certain operating expenses incurred on behalf of the Company or incurred in connection with providing services to the Company. In addition, the Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the Advisory Agreement. See note 11, “Related Party Transactions.”

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013

The Company records all related party fees as incurred, subject to any limitations described in the Advisory Agreement. The Company had not incurred any subordinated participation in net cash flows or subordinated incentive listing fees payable to the Advisor through December 31, 2013.
On January 6, 2014, the Company, together with KBS Real Estate Investment Trust, Inc. (“KBS REIT I”), KBS Real Estate Investment Trust II, Inc. (“KBS REIT II”), KBS Real Estate Investment Trust III, Inc. (“KBS REIT III”), KBS Legacy Partners Apartment REIT, Inc. (“KBS Legacy Partners Apartment REIT”), KBS Strategic Opportunity REIT II, Inc. (“KBS Strategic Opportunity REIT II”), the Dealer Manager, the Advisor and other KBS-affiliated entities, entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of coverage are shared between these various entities. The cost of these lower tiers is allocated by the Advisor and its insurance broker among each of the various entities covered by the plan, and is billed directly to each entity. The allocation of these shared coverage costs is proportionate to the pricing by the insurance marketplace for the first tiers of directors and officers liability coverage purchased individually by each REIT. The Advisor’s and the Dealer Manager’s portion of the shared lower tiers’ cost is proportionate to the respective entities’ prior cost for the errors and omissions insurance.
During the years ended December 31, 2013, 2012 and 2011, no other transactions occurred between the Company and the other KBS-sponsored programs, except that on May 18, 2012, the Company entered into a joint venture in which KBS REIT I owns a participation interest, as described in Note 12.  However, KBS REIT I does not have any equity interest in the joint venture. None of the other joint venture partners are affiliated with the Company or the Advisor.
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

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013

As of December 31, 2013, the Company’s selling commissions, dealer manager fees, and organization and other offering costs did not exceed 15% of the gross offering proceeds. Through December 31, 2013, including shares issued through the Company’s dividend reinvestment plan, the Company had issued 59,665,806 shares in the Offering for gross offering proceeds of $591.0 million and recorded selling commissions and dealer manager fees of $49.6 million and other offering costs of $10.7 million.  Organization costs are expensed as incurred and offering costs, which include selling commissions and dealer manager fees, are charged as incurred as a reduction to stockholders’ equity.
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
Disposition Fee
For substantial assistance in connection with the sale of properties or other investments, the Company pays the Advisor or its affiliates 1.0% of the contract sales price of each property or other investment sold; provided, however, in no event may the disposition fees paid to the Advisor, its affiliates and unaffiliated third parties exceed 6.0% of the contract sales price.
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

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013

The Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. Neither the Company nor its subsidiaries have been assessed interest or penalties by any major tax jurisdictions. The Company’s evaluations were performed for the tax years ended December 31, 2013, 2012 and 2011. As of December 31, 2013, returns for the calendar year 2012, 2011 and 2010 remain subject to examination by major tax jurisdictions.
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
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the years ended December 31, 2013, 2012 and 2011.
Distributions declared per share were $0.44, $0.40 and $0.30 during the years ended December 31, 2013, 2012 and 2011, respectively.
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

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013

3.	RECENT ACQUISITIONS OF REAL ESTATE
During the year ended December 31, 2013, the Company acquired the following properties (in thousands):

						Intangibles
Property Name	City	State	Acquisition Date	Land	Building and Improvements	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities	Total Purchase Price
Austin Suburban Portfolio	Austin	TX	03/28/2013	$8,288	$62,321	$5,424	$158	$(1,410)	$74,781
Westmoor Center	Westminster	CO	06/12/2013	10,058	63,134	10,376	781	(102)	84,247
Central Building	Seattle	WA	07/10/2013	7,015	23,749	2,375	824	(3)	33,960
50 Congress Street	Boston	MA	07/11/2013	9,876	39,604	3,851	107	(2,438)	51,000
Maitland Promenade II	Orlando	FL	12/18/2013	3,434	22,470	4,812	236	—	30,952
				$38,671	$211,278	$26,838	$2,106	$(3,953)	$274,940
The intangible assets and liabilities acquired in connection with these acquisitions have weighted-average amortization periods as of the date of acquisition as follows (in years):

	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities
Austin Suburban Portfolio	3.5	1.4	2.7
Westmoor Center	4.1	4.1	4.3
Central Building	5.7	4.5	1.0
50 Congress Street	4.3	3.5	4.7
Maitland Promenade II	5.5	8.0	—
During the year ended December 31, 2013, the Company acquired five office properties, each of which was recorded as a business combination, and expensed $4.0 million of acquisition costs. For the year ended December 31, 2013, the Company recognized $18.5 million of total revenues and $15.8 million of operating expenses from these properties.
Investment in Undeveloped Land
On December 10, 2013, the Company, through an indirect wholly owned subsidiary, and Crescent Bay Land Fund 2 LLC entered into an agreement to form a joint venture (the “Park Highlands II Joint Venture”) and on December 10, 2013, the Park Highlands II Joint Venture acquired 295 acres of undeveloped land in North Las Vegas, Nevada (“Park Highlands II”). Neither Crescent Bay nor the seller is affiliated with the Company or the Advisor.
The Company owns a 99.5% controlling membership interest in the Park Highlands II Joint Venture and exercises significant control and therefore consolidates the Park Highlands II Joint Venture in its financial statements. Income and losses are generally allocated among the members such that each member’s capital account is proportionately equal to the distributions that would be made to each member if the Park Highlands II Joint Venture were dissolved pursuant to the provisions of the joint venture agreement. The Company records the portion of the Park Highlands II Joint Venture not owned by the Company as noncontrolling interest. The purchase price including acquisition fees and expenses for Park Highlands II was $20.3 million, all of which was recorded as land.
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
December 31, 2013

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

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013

4.	REAL ESTATE HELD FOR INVESTMENT
As of December 31, 2013, the Company owned 12 office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 43 acres of undeveloped land, one office portfolio consisting of three office properties and one retail property encompassing, in the aggregate, approximately 4.1 million rentable square feet. As of December 31, 2013, these properties were 72% occupied. In addition, the Company owned one apartment property, containing 317 units and encompassing approximately 0.3 million rentable square feet, which was 71% occupied. The Company also owned two investments in undeveloped land encompassing an aggregate of 1,670 acres. The following table summarizes the Company’s real estate held for investment as of December 31, 2013 and December 31, 2012, respectively (in thousands):

	December 31, 2013	December 31, 2012
Land	$159,918	$88,794
Buildings and improvements	460,088	197,443
Tenant origination and absorption costs	48,012	21,409
Total real estate, cost	668,018	307,646
Accumulated depreciation and amortization	(29,859)	(7,615)
Total real estate, net	$638,159	$300,031
The following table provides summary information regarding the Company’s real estate held for investment as of December 31, 2013 (in thousands):

Property	Date Acquired or Foreclosed on	City	State	Property Type	Land	Building and Improvements	Tenant Origination and Absorption	Total Real Estate, at Cost (1)	Accumulated Depreciation and Amortization	Total Real Estate, Net	Ownership %
Village Overlook Buildings	08/02/2010	Stockbridge	GA	Office	$322	$952	$—	$1,274	$—	$1,274	100.0%
Academy Point Atrium I	11/03/2010	Colorado Springs	CO	Office	1,291	2,009	—	3,300	—	3,300	100.0%
Northridge Center I & II	03/25/2011	Atlanta	GA	Office	2,234	5,754	—	7,988	(626)	7,362	100.0%
Iron Point Business Park	06/21/2011	Folsom	CA	Office	2,670	18,652	191	21,513	(1,821)	19,692	100.0%
1635 N. Cahuenga Building	08/03/2011	Los Angeles	CA	Office	3,112	4,508	148	7,768	(493)	7,275	70.0%
Richardson Portfolio:
Palisades Central I	11/23/2011	Richardson	TX	Office	1,037	9,099	1,318	11,454	(1,551)	9,903	90.0%
Palisades Central II	11/23/2011	Richardson	TX	Office	810	16,408	1,927	19,145	(2,902)	16,243	90.0%
Greenway I	11/23/2011	Richardson	TX	Office	561	2,180	—	2,741	(208)	2,533	90.0%
Greenway III	11/23/2011	Richardson	TX	Office	702	3,824	944	5,470	(965)	4,505	90.0%
Undeveloped Land	11/23/2011	Richardson	TX	Undeveloped Land	6,661	—	—	6,661	—	6,661	90.0%
Total Richardson Portfolio					9,771	31,511	4,189	45,471	(5,626)	39,845
Park Highlands	12/30/2011	North Las Vegas	NV	Undeveloped Land	26,287	—	—	26,287	—	26,287	50.1%
Bellevue Technology Center	07/31/2012	Bellevue	WA	Office	25,506	50,059	3,813	79,378	(3,188)	76,190	100.0%
Powers Ferry Landing East	09/24/2012	Atlanta	GA	Office	1,642	5,289	204	7,135	(298)	6,837	100.0%
1800 West Loop	12/04/2012	Houston	TX	Office	8,360	56,168	5,709	70,237	(3,678)	66,559	100.0%
West Loop I & II	12/07/2012	Houston	TX	Office	7,300	27,903	3,593	38,796	(2,697)	36,099	100.0%
Burbank Collection	12/12/2012	Burbank	CA	Retail	4,175	7,765	1,076	13,016	(490)	12,526	90.0%
Austin Suburban Portfolio	03/28/2013	Austin	TX	Office	8,288	64,178	5,221	77,687	(3,627)	74,060	100.0%
Westmoor Center	06/12/2013	Westminster	CO	Office	10,058	63,566	10,117	83,741	(3,231)	80,510	100.0%
Central Building	07/10/2013	Seattle	WA	Office	7,015	23,848	2,364	33,227	(742)	32,485	100.0%
50 Congress Street	07/11/2013	Boston	MA	Office	9,876	39,813	3,842	53,531	(1,543)	51,988	100.0%
1180 Raymond	08/20/2013	Newark	NJ	Apartment	8,292	35,643	2,733	46,668	(1,716)	44,952	100.0%
Park Highlands II	12/10/2013	North Las Vegas	NV	Undeveloped Land	20,285	—	—	20,285	—	20,285	99.5%
Maitland Promenade II	12/18/2013	Orlando	FL	Office	3,434	22,470	4,812	30,716	(83)	30,633	100.0%
					$159,918	$460,088	$48,012	$668,018	$(29,859)	$638,159
_____________________
(1) Amounts are net of impairment charges. See “—Impairment of Real Estate” below.

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013

Operating Leases
Certain of the Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of December 31, 2013, the leases, excluding options to extend, had remaining terms of up to 11.8 years with a weighted-average remaining term of 3.7 years. Some of the leases have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from tenants in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash and assumed in real estate acquisitions or foreclosures related to tenant leases are included in security deposits and other liabilities in the accompanying consolidated balance sheets and totaled $3.5 million and $1.4 million as of December 31, 2013 and December 31, 2012, respectively.
During the years ended December 31, 2013, 2012 and 2011, the Company recognized deferred rent from tenants of $4.6 million, $1.8 million and $0.2 million, respectively, net of lease incentive amortization. As of December 31, 2013 and 2012, the cumulative deferred rent receivable balance, including unamortized lease incentive receivables, was $7.8 million and $2.2 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The Company records property operating expense reimbursements due from tenants for common area maintenance, real estate taxes, and other recoverable costs in the period the related expenses are incurred.
As of December 31, 2013, the future minimum rental income from the Company’s properties, excluding apartment leases, under non-cancelable operating leases was as follows (in thousands):

2014	$51,770
2015	51,340
2016	44,544
2017	34,405
2018	25,775
Thereafter	45,638
$253,472
As of December 31, 2013, the Company had approximately 400 tenants over a diverse range of industries and geographic areas. The Company’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Insurance	23	$6,803	11.1%
Professional, Scientific and Legal	47	6,672	10.8%
Finance	30	6,300	10.2%
		$19,775	32.1%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2013, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
No other tenant industries accounted for more than 10% of annualized base rent. No material tenant credit issues have been identified at this time.

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013

Geographic Concentration Risk
As of December 31, 2013, the Company’s real estate investments in Texas, Washington and Colorado represented 27.9%, 14.0% and 10.8% of the Company’s total assets, respectively.  As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the Texas, Washington and Colorado real estate markets.  Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.
Impairment of Real Estate
Due to changes in cash flow estimates, the Company has recognized non-cash impairment charges to write-down the carrying value of certain of its real estate investments to their estimated fair values.  During the year ended December 31, 2013, the Company recorded an aggregate impairment charge of $1.4 million, which includes an impairment charge of $0.5 million on the Village Overlook Buildings and an impairment charge of $0.9 million on Academy Point Atrium I.  These impairments resulted from changes in leasing projections due to longer estimated lease-up periods, resulting in a decrease to the projected cash flows the properties were expected to generate.

5.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES
As of December 31, 2013 and 2012, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Cost	$48,012	$21,409	$4,394	$3,179	$(5,955)	$(2,157)
Accumulated Amortization	(10,751)	(2,777)	(1,459)	(895)	1,535	126
Net Amount	$37,261	$18,632	$2,935	$2,284	$(4,420)	$(2,031)
Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the years ended December 31, 2013, 2012 and 2011 are as follows (in thousands):

	Tenant Origination and Absorption Costs			Above-Market Lease Assets			Below-Market Lease Liabilities
	For the Years Ended December 31,			For the Years Ended December 31,			For the Years Ended December 31,
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Amortization	$(10,942)	$(3,689)	$(1,644)	$(1,456)	$(1,095)	$(574)	$1,565	$229	$39

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013

The remaining unamortized balance for these outstanding intangible assets and liabilities as of December 31, 2013 will be amortized for the years ending December 31 as follows (in thousands):

	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities
2014	$(11,965)	$(1,012)	$1,683
2015	(8,857)	(736)	1,160
2016	(6,405)	(552)	700
2017	(4,002)	(309)	376
2018	(2,418)	(154)	185
Thereafter	(3,614)	(172)	316
	$(37,261)	$(2,935)	$4,420
Weighted-Average Remaining Amortization Period	4.4 years	3.9 years	3.8 years

6.	REAL ESTATE LOANS RECEIVABLE
As of December 31, 2013 and 2012, the Company, through wholly owned subsidiaries, had invested in or originated outstanding real estate loans receivable as set forth below (dollars in thousands):

Loan Name Location of Related Property or Collateral	Date Acquired/ Originated	Property Type	Loan Type	Outstanding Principal Balance as of December 31, 2013 (1)	Book Value as of December 31, 2013 (2)	Book Value as of December 31, 2012 (2)	Contractual Interest Rate (3)	Annualized Effective Interest Rate (3)	Maturity Date
University House First Mortgage
New York New York	3/20/2013	Student Housing	Mortgage	$22,000	$21,893	—	11.0%	13.0%	04/01/2014
1180 Raymond First Mortgage (4)
Newark, New Jersey	3/14/2012	Multifamily	Non-Performing Mortgage	—	—	35,678	(4)	(4)	(4)
Ponte Palmero First Mortgage (5)
Cameron Park, California	9/13/2012	Retirement Community	Mortgage	—	—	36,228	(5)	(5)	(5)
				$22,000	$21,893	$71,906
_____________________
(1) Outstanding principal balance as of December 31, 2013 represents original principal balance outstanding under the loan, increased for any subsequent fundings, including interest income deferred until maturity.
(2) Book value of the real estate loans receivable represents outstanding principal balance adjusted for unamortized acquisition discounts, origination fees and direct origination and acquisition costs and additional interest accretion.
(3) Contractual interest rates are the stated interest rates on the face of the loans. Annualized effective interest rates are calculated as the actual interest income recognized in 2013, using the interest method, annualized (if applicable) and divided by the average amortized cost basis of the investment. The annualized effective interest rates and contractual interest rates presented are as of December 31, 2013.
(4) See Note 3 “Recent Acquisitions of Real Estate - Real Estate Acquired Through Foreclosure”.
(5) On August 30, 2013, the Company agreed with the borrower to allow the borrower to pay off the Ponte Palmero First Mortgage Loan in full in the amount of $37.7 million, which includes the outstanding principal balance and all accrued and unpaid interest.  In addition, the borrower paid to the Company an exit fee of $4.0 million and additional interest of $1.3 million that would have accrued had the loan continued to be outstanding through December 12, 2013, which is the earliest prepayment date allowable in accordance with the loan agreement. The exit fee and additional interest are included in interest income from real estate loans receivable in the accompanying consolidated statements of operations.

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013

The following summarizes the activity related to the real estate loans receivable for the year ended December 31, 2013 (in thousands):

Real estate loans receivable - December 31, 2012	$71,906
Face value of real estate loan receivable originated	22,000
Early payoff of Ponte Palmero First Mortgage	(39,144)
Foreclosure of 1180 Raymond First Mortgage	(35,672)
Closing costs and origination fees on origination of real estate loan receivable	(432)
Deferred interest receivable and interest accretion	2,393
Accretion of closing costs and origination fees on real estate loans receivable, net	842
Real estate loans receivable - December 31, 2013	$21,893
For the years ended December 31, 2013, 2012 and 2011 interest income from real estate loans receivable consisted of the following (in thousands):

	2013	2012	2011
Contractual interest income	$8,248	$1,202	$311
Interest accretion	1,186	454	—
Accretion of closing costs and origination fees, net	842	52	—
Interest income from real estate loans receivable	$10,276	$1,708	$311

7.	REAL ESTATE SECURITIES
As of December 31, 2013, the Company had invested in CMBS as follows (dollars in thousands):

Description	Credit Rating	Scheduled Maturity	Coupon Rate	Face Amount	Amortized Cost Basis	Unrealized Gains (Losses)	Fair Value
CMBS	AAA	05/10/2043	4.54%	333	342	(9)	333
As of December 31, 2013, the Company determined the fair value of the fixed rate CMBS to be $0.3 million, resulting in unrealized gains of $4,000 for the year ended December 31, 2013. During the year ended December 31, 2013, the Company did not recognize any other-than-temporary impairments on its real estate securities. It is difficult to predict the timing or magnitude of other-than-temporary impairments and significant judgments are required in determining impairments, including, but not limited to, assumptions regarding estimated prepayments, gains, losses and changes in interest rates. As a result, actual realized gains or losses could materially differ from these estimates.
The following summarizes the activity related to real estate securities for the year ended December 31, 2013 (in thousands):

	Amortized Cost Basis	Unrealized Gain (Loss)	Total
Real estate securities - December 31, 2012	$4,830	$(13)	$4,817
Principal repayments received on real estate securities	(4,452)	—	(4,452)
Unrealized gains	—	4	4
Amortization of premium on securities	(36)	—	(36)
Real estate securities - December 31, 2013	$342	$(9)	$333

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013

8.	REAL ESTATE HELD FOR SALE AND DISCONTINUED OPERATIONS
The operations of properties held for sale or to be disposed of and the aggregate net gains recognized upon their disposition are presented as discontinued operations in the accompanying consolidated statements of operations for all periods presented. During the year ended December 31, 2012, the Company disposed of one industrial/flex building and four parcels of partially improved land encompassing 6.0 acres. During the year ended December 31, 2013, the Company disposed of three office buildings and one industrial/flex property. The following table summarizes operating income from discontinued operations for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Years Ended December 31,
	2013	2012	2011
Total revenues and other income	$1,387	$1,029	$377
Total expenses	2,754	2,645	560
Loss from discontinued operations before gain on sales of real estate	(1,367)	(1,616)	(183)
Gain on sales of real estate, net	13,108	593	—
Income (loss) from discontinued operations	$11,741	$(1,023)	$(183)
As of December 31, 2013, the Company had no real estate held for sale. The following summary presents the major components of real estate held for sale and liabilities related to real estate held for sale as of December 31, 2012 (in thousands):

December 31, 2012
Assets related to real estate held for sale
Total real estate, at cost	$18,508
Accumulated depreciation and amortization	(906)
Real estate held for sale, net	17,602
Other assets	916
Total assets	$18,518
Liabilities related to real estate held for sale
Notes payable	4,340
Total liabilities	$4,340

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013

9.	NOTES AND BOND PAYABLE
As of December 31, 2013 and December 31, 2012, the Company’s notes and bond payable consisted of the following (dollars in thousands):

	Principal as of December 31, 2013	Principal as of December 31, 2012	Contractual Interest Rate as of December 31, 2013 (1)	Effective Interest Rate at December 31, 2013 (1)	Payment Type	Maturity Date (2)
Richardson Portfolio Mortgage Loan (3)	$31,566	$33,751	(3)	6.25%	Interest Only	11/30/2015
Bellevue Technology Center Mortgage Loan (4)	47,408	—	One-Month LIBOR + 2.25%	2.42%	Interest Only	03/01/2017
Portfolio Revolving Loan Facility (5)	3,379	—	One-Month LIBOR + 2.25%	2.42%	Interest Only	05/01/2017
Portfolio Mortgage Loan (6)	82,766	—	One-Month LIBOR + 2.50%	2.67%	Interest Only	07/01/2017
1635 N. Cahuenga Mortgage Loan (7)	4,650	—	One-Month LIBOR + 2.35%	2.52%	Interest Only	08/01/2016
Burbank Collection Mortgage Loan (8)	8,200	—	One-Month LIBOR + 2.35%	2.54%	Interest Only	09/30/2016
50 Congress Mortgage Loan (9)	26,535	—	One-Month LIBOR + 1.90%	2.07%	Interest Only	10/01/2017
1180 Raymond Bond Payable (10)	7,085	—	6.50%	6.50%	Principal & Interest	09/01/2036
Central Building Mortgage Loan (11)	24,100	—	One-Month LIBOR + 1.75%	1.92%	Interest Only	11/13/2018
Maitland Promenade II Mortgage Loan (12)	20,182	—	One-Month LIBOR + 2.90%	3.25%	Interest Only	01/01/2017
Total Notes and Bond Payable principal outstanding	255,871	33,751
Premium on Bond Payable, net (13)	1,549	—
Total Notes and Bond Payable, net	$257,420	$33,751
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of December 31, 2013. Effective interest rate is calculated as the actual interest rate in effect as of December 31, 2013 (consisting of the contractual interest rate and contractual floor rates), using interest rate indices at December 31, 2013, where applicable.
(2) Represents the initial maturity date or the maturity date as extended as of December 31, 2013; subject to certain conditions, the maturity dates of certain loans may be extended beyond the date shown.
(3) On November 23, 2011, the Richardson Joint Venture entered into a four-year mortgage loan for borrowings up to $46.1 million. At closing, $29.5 million (the “Initial Funding”) had been disbursed to the Richardson Joint Venture and $16.6 million (the “Holdback”) remained available for future disbursements, subject to certain conditions set forth in the loan agreement. On January 11, 2013, the Company sold one of the properties in the Richardson Portfolio and repaid $5.2 million of the Initial Funding. As of December 31, 2013, the outstanding principal balance was $31.6 million and $8.3 million of the Holdback remains available for future disbursements, subject to certain conditions set forth in the loan agreement. Interest on the Initial Funding is calculated at a fixed rate of 6.25% during the initial term of the loan. Interest on the Holdback is calculated at a variable annual rate of 400 basis points over three-month LIBOR, but at no point shall the interest rate be less than 6.25%.
(4) On February 22, 2013, the Company entered into a four-year mortgage loan for borrowings up to $53.0 million. As of December 31, 2013, $47.4 million had been disbursed to the Company and the remaining $5.6 million is available for future disbursements to be used for tenant improvements, leasing commissions and capital improvements, subject to certain conditions contained in the loan documents. Monthly payments are initially interest only. Beginning March 1, 2016, monthly payments also include principal amortization payments of up to $60,000 per month.
(5) On May 1, 2013, the Company, through its indirect wholly owned subsidiaries, entered into a four-year secured mortgage loan for borrowings of up to $72.5 million secured by the 1800 West Loop Building and the Iron Point Business Park (the “Portfolio Revolving Loan Facility”). The Portfolio Revolving Loan Facility is comprised of $59.5 million of revolving debt and $13.0 million of non-revolving debt available to be used for tenant improvements, leasing commissions and capital improvements, subject to certain terms and conditions contained in the loan documents. As of December 31, 2013, $3.4 million of the non-revolving debt had been disbursed to the Company and the remaining $59.5 million of revolving debt and $9.6 million of non-revolving debt is available for future disbursements, subject to certain conditions contained in the loan documents. Monthly payments are initially interest only. Beginning June 1, 2016, and to the extent that there are amounts outstanding under the non-revolving portion of the loan, monthly payments will include interest and principal amortization payments of up to $80,000 per month.
(6) On June 26, 2013, the Company, through its indirect wholly owned subsidiaries, entered into a four-year secured mortgage loan for borrowings of up to $120.0 million secured by Northridge Center I & II, Powers Ferry Landing East, West Loop I & II and the Austin Suburban Portfolio (the “Portfolio Mortgage Loan”). On October 31, 2013, the Company sold two buildings in the Power Ferry Landing East property and repaid $2.8 million. In addition, the Portfolio Mortgage Loan borrowing capacity was reduced to $107.6 million, comprised of $77.8 million of revolving debt and the remaining $29.8 million of non-revolving debt available for tenant improvements, leasing commissions and capital improvements, subject to certain terms and conditions contained in the loan documents. As of December 31, 2013, $82.8 million had been disbursed to the Company with the remaining $24.8 million of non-revolving debt available for future disbursements, subject to certain terms and conditions contained in the loan documents. Monthly payments are initially interest only. Beginning July 1, 2016, monthly payments will include principal and interest with principal payments calculated using an amortization schedule of 30 years and an assumed annual interest rate of 6.0%.

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013

(7) On July 24, 2013, the joint venture that owns the 1635 N. Cahuenga Building entered into a three-year secured mortgage loan with an unaffiliated lender for borrowings of up to $6.7 million secured by the 1635 N. Cahuenga Building. The Company owns a 70% equity interest in the joint venture that owns the 1635 N. Cahuenga Building. As of December 31, 2013, $4.7 million had been disbursed to the joint venture with the remaining $2.0 million available for future disbursements, subject to certain terms and conditions contained in the loan documents. Monthly payments are initially interest only. Beginning August 1, 2015, monthly payments will also include principal amortization payments of $7,000 per month with the remaining principal balance and all accrued and unpaid interest and fees due at maturity.
(8) On September 10, 2013, the joint venture that owns the Burbank Collection entered into a three-year secured mortgage loan with an unaffiliated lender for borrowings of up to $11.2 million secured by the Burbank Collection. The Company owns a 90% equity interest in the joint venture that owns the Burbank Collection. As of December 31, 2013, $8.2 million had been disbursed to the joint venture with the remaining $3.0 million available for future disbursements, subject to certain terms and conditions contained in the loan documents. Monthly payments are interest only.
(9) On September 25, 2013, the Company, through an indirect wholly owned subsidiary, entered into a four-year secured mortgage loan with an unaffiliated lender for borrowings of up to $32.9 million secured by 50 Congress. As of December 31, 2013, $26.5 million of the 50 Congress Mortgage Loan was funded. Of the remaining $6.3 million available under the 50 Congress Mortgage Loan, $3.3 million is available for future disbursements to be used for tenant improvements, leasing commissions and capital improvements at 50 Congress and $3.0 million is available through October 1, 2016, subject to certain terms and conditions contained in the loan documents. Monthly payments are initially interest only. Beginning November 1, 2016, monthly payments will also include principal amortization payments of $32,000 per month with the remaining principal balance and all accrued and unpaid interest and fees due at maturity.
(10) See Note 3 “Recent Acquisitions of Real Estate - Real Estate Acquired Through Foreclosure.”
(11) On November 13, 2013, the Company, through an indirect wholly owned subsidiary, entered into a five-year secured mortgage loan with an unaffiliated lender for borrowings of up to $27.6 million secured by the Central Building. As of December 31, 2013, $24.1 million of the Central Building Mortgage Loan was funded, the remaining $3.5 million is available for future disbursements to be used for tenant improvements, leasing commissions and capital improvements, subject to certain terms and conditions contained in the loan documents. Monthly payments are interest only.
(12) On December 31, 2013, the Company, through an indirect wholly owned subsidiary, entered into a three-year secured mortgage loan with an unaffiliated lender for borrowings of up to $23.0 million secured by Maitland Promenade II. As of December 31, 2013, $20.2 million of the Maitland Promenade II Mortgage Loan was funded, the remaining $2.8 million is available for future disbursements to be used for tenant improvements, leasing commissions and capital improvements, subject to certain terms and conditions contained in the loan documents. Interest on the loan is calculated at a variable annual rate of 290 basis points over one-month LIBOR, but at no point shall the interest rate be less than 3.25%. Beginning February 1, 2016, monthly payments will include principal and interest with principal payments calculated using an amortization schedule of 30 years. Monthly payments are initially interest only.
(13) Represents the unamortized premium on bond payable due to the above-market interest rates when the bond was assumed. The premium is amortized over the remaining life of the bond.
During the years ended December 31, 2013, 2012 and 2011, the Company incurred $2.7 million, $2.2 million and $0.3 million of interest expense, respectively. Included in interest expense for the years ended December 31, 2013, 2012 and 2011, was $0.7 million, $0.3 million and $21,000 of amortization of deferred financing costs, respectively. Additionally, during the year ended December 31, 2013, the Company capitalized $2.7 million of interest to our investments in undeveloped land. As of December 31, 2013 and 2012, the Company’s deferred financing costs were $5.0 million and $0.7 million, respectively, net of amortization. As of December 31, 2013 and 2012, the Company’s interest payable was $0.5 million and $3,000, respectively.
The following is a schedule of maturities, including principal amortization payments, for all notes and bond payable outstanding as of December 31, 2013 (in thousands):

2014	$140
2015	31,751
2016	14,991
2017	178,429
2018	24,280
Thereafter	6,280
$255,871
The Company’s notes payable contain financial debt covenants. As of December 31, 2013, the Company was in compliance with all of these debt covenants.

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013

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
Real estate securities: These investments are classified as available-for-sale and are presented at fair value.  The Company obtained the fair value of its CMBS investment, which is not traded in active markets, from its investment custodian which uses quoted market prices for identical or comparable instruments, rather than direct observations of quoted prices in active markets.  Fair value obtained from this professional pricing source can also be based on pricing models whereby all significant observable inputs, including maturity dates, issue dates, settlement dates benchmark yields, reported trades, broker-dealer quotes, issue spreads, benchmark securities, bids, offers or other market related data, are observable or can be derived from or corroborated by observable market data for substantially the full term of the asset.  The Company validates the fair values provided by its investment custodian by comparing the fair values against quoted market prices provided by various pricing services.  The Company classifies these inputs as Level 2 inputs.

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013

Notes and bond payable: The fair value of the Company’s notes and bond payable are estimated using a discounted cash flow analysis based on management’s estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio, type of collateral and other credit enhancements. Additionally, when determining the fair value of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available, the Company measures fair value using (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as assets or (ii) another valuation technique that is consistent with the principles of fair value measurement, such as the income approach or the market approach. The Company classifies these inputs as Level 3 inputs.
The following were the face values, carrying amounts and fair values of the Company’s financial instruments as of December 31, 2013 and December 31, 2012, which carrying amounts do not approximate the fair values (in thousands):

	December 31, 2013			December 31, 2012
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Real estate loans receivable	$22,000	$21,893	$22,000	$92,334	$71,906	$70,750
Financial liabilities:
Notes and bond payable	$255,871	$257,420	$258,876	$33,751	$33,751	$35,928
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
Assets and Liabilities Recorded at Fair Value
During the year ended December 31, 2013, the Company measured the following assets and liabilities at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
CMBS	$333	$—	$333	$—
Nonrecurring Basis (1):
1180 Raymond - foreclosed real estate	$50,760	$—	$—	$50,760
Bond payable assumed in connection with 1180 Raymond foreclosure	$(8,780)	$—	$—	$(8,780)
Impaired real estate held for investment	$4,700	$—	$—	$4,700
_____________________
(1) Amounts reflect the fair values of the assets and liabilities at the time each event occurred.

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013

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
As of December 31, 2013, two of the Company’s real estate properties held for investment were measured at fair value as these properties were impaired and the carrying values of the properties were adjusted to fair value. The Company estimated the fair value for the two impaired real estate properties held for investment by performing a 10-year discounted cash flow analysis. These two properties had significant vacancies and the terminal capitalization rates and discount rates used to estimate the fair value of both properties were 9.0% and 10.0%, respectively.

11.	RELATED PARTY TRANSACTIONS
The Advisory Agreement entitles the Advisor and the Dealer Manager Agreement previously entitled the Dealer Manager, to specified fees upon the provision of certain services with regard to the Offering, the investment of funds in real estate and real estate-related investments, and the disposition of real estate and real estate-related investments (including the discounted payoff of non-performing loans) among other services, as well as reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company and certain costs incurred by the Advisor in providing services to the Company. The Company also entered into a fee reimbursement agreement (the “AIP Reimbursement Agreement”) with the Dealer Manager pursuant to which the Company agreed to reimburse the Dealer Manager for certain fees and expenses it incurs for administering the Company’s participation in the Depository Trust & Clearing Corporation Alternative Investment Product Platform with respect to certain accounts of the Company’s investors serviced through the platform. The Advisor and Dealer Manager also serve as the advisor and dealer manager, respectively, for KBS Real Estate Investment Trust, Inc. (“KBS REIT I”), KBS Real Estate Investment Trust II, Inc., KBS Real Estate Investment Trust III, Inc., KBS Legacy Partners Apartment REIT, Inc. and KBS Strategic Opportunity REIT II, Inc.
On January 6, 2014, the Company, together with KBS REIT I, KBS REIT II, KBS REIT III, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT II, the Dealer Manager, the Advisor and other KBS-affiliated entities, entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of coverage are shared. The cost of these lower tiers is allocated by the Advisor and its insurance broker among each of the various entities covered by the plan, and is billed directly to each entity. The allocation of these shared coverage costs is proportionate to the pricing by the insurance marketplace for the first tiers of directors and officers liability coverage purchased individually by each REIT. The Advisor’s and the Dealer Manager’s portion of the shared lower tiers’ cost is proportionate to the respective entities’ prior cost for the errors and omissions insurance.
During the years ended December 31, 2013, 2012 and 2011, no other transactions occurred between the Company and the other KBS-sponsored programs, except that on May 18, 2012, the Company entered into a joint venture in which KBS REIT I owns a participation interest, as described in Note 12.  However, KBS REIT I does not have any equity interest in the joint venture. None of the other joint venture partners are affiliated with the Company or the Advisor.

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013

Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the years ended December 31, 2013, 2012 and 2011, respectively, and any related amounts payable as of December 31, 2013 and December 31, 2012 (in thousands):

	Incurred			Payable as of December 31,
	2013	2012	2011	2013	2012
Expensed
Asset management fees (1)	$4,173	$1,710	$328	$—	$—
Real estate acquisition fees	2,784	2,206	460	—	—
Reimbursable operating expenses (2)	139	118	60	—	21
Disposition fees	322	21	—	—	—

Additional Paid-in Capital
Selling commissions	—	20,683	9,431	—	—
Dealer manager fees	—	10,451	4,893	—	—
Reimbursable other offering costs	—	1,825	2,450	—	—

Capitalized
Acquisition and origination fees on real estate loans receivable	220	790	199	—	—
Acquisition fee on undeveloped land	199	—	106	—	—
	$7,837	$37,804	$17,927	$—	$21
_____________________
(1) Amounts include asset management fees from discontinued operations.
(2) The Advisor may seek reimbursement for certain employee costs under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $134,000, $103,000 and 60,000 for the years ended December 31, 2013, 2012 and 2011, respectively, and were the only employee costs reimbursed under the Advisory Agreement during these periods. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers.

12.	INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
As of December 31, 2013 and 2012, the Company’s investments in unconsolidated joint ventures were composed of the following (dollars in thousands):

				Investment Balance at December 31,
Joint Venture	Number of Properties	Location	Ownership %	2013	2012
NIP Joint Venture	23	Various	Less than 5.0%	$7,484	$7,926
110 William Joint Venture	N/A	N/A	60.0%	8,854	—
				16,338	7,926
Investment in National Industrial Portfolio Joint Venture
On May 18, 2012, the Company, through an indirect wholly owned subsidiary, entered into a joint venture (the “NIP Joint Venture”) with OCM NIP JV Holdings, L.P. and HC KBS NIP JV, LLC (“HC-KBS”). The NIP Joint Venture owns 23 industrial properties and a master lease with respect to another industrial property encompassing 11.4 million square feet. The Company made an initial capital contribution of $8.0 million which represents less than a 5.0% ownership interest in the NIP Joint Venture as of December 31, 2013. The Company does not exercise any significant influence over the NIP Joint Venture’s operations, financial policies or decision making. Accordingly, the Company has accounted for its investment in the NIP Joint Venture under the cost method of accounting. Income, losses and distributions from the NIP Joint Venture are generally allocated among the members based on their respective equity interests.

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013

KBS REIT I, an affiliate of the Advisor, is a member of HC-KBS and has a participation interest in certain future potential profits generated by the NIP Joint Venture.  However, KBS REIT I does not have any equity interest in the NIP Joint Venture. None of the other joint venture partners are affiliated with the Company or the Advisor.
As of December 31, 2013, the book value of the Company’s investment in the NIP Joint Venture was $7.5 million. During the year ended December 31, 2013, the Company recognized $0.1 million of income distributions and $0.4 million of return of capital from the NIP Joint Venture. During the year ended December 31, 2012, the Company recognized $0.1 million of income distributions and $0.1 million of return of capital from the NIP Joint Venture.
Investment in 110 William Joint Venture
On December 23, 2013, the Company, through an indirect wholly owned subsidiary, entered into an agreement with SREF III 110 William JV, LLC (the “110 William JV Partner”) to form a joint venture (the “110 William Joint Venture”). Prior to entering into the 110 William Joint Venture, an affiliate of the 110 William JV Partner entered into a purchase and sale agreement to acquire an office property containing 928,157 rentable square feet located on approximately 0.8 acres of land in New York, New York (“110 William Street”), and on December 23, 2013, such affiliate of the 110 William JV Partner assigned the purchase and sale agreement to the 110 William Joint Venture. On December 23, 2013, the Company contributed $9.0 million to the 110 William Joint Venture, which reflects the Company’s portion of the initial $15.0 million deposit due under the purchase and sale agreement. Each of the Company and the 110 William JV Partner hold a 60% and 40% ownership interest in the 110 William Joint Venture, respectively. The Company exercises significant influence over the operations, financial policies and decision making with respect to the 110 William Joint Venture but does not have a controlling financial interest. Accordingly, the Company has accounted for its investment in the 110 William Joint Venture under the equity method of accounting.
As of December 31, 2013, the book value of the Company’s investment in the 110 William Joint Venture was $8.9 million. During the year ended December 31, 2013, the Company recognized an equity in loss of unconsolidated joint venture of $0.1 million related to its share of certain general and administrative expenses incurred by the 110 William Joint Venture.

13.	PRO FORMA FINANCIAL INFORMATION (UNAUDITED)
The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the years ended December 31, 2013 and 2012. The Company acquired one office portfolio consisting of three office properties and four separate office properties during the year ended December 31, 2013, which were accounted for as business combinations. In addition, the Company acquired one apartment property through foreclosure of its real estate loan receivable. The following unaudited pro forma information for the years ended December 31, 2013 and 2012 has been prepared to give effect to the acquisitions of the Austin Suburban Portfolio, Westmoor Center and 50 Congress Street as if the acquisitions had occurred on January 1, 2012. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had these acquisitions occurred on this date, nor does it purport to predict the results of operations for future periods (in thousands, except share and per share amounts).

	For the Years Ended December 31,
	2013	2012
Revenues	$78,935	$43,766
Depreciation and amortization	32,723	$15,002
Net income (loss) attributable to common stockholders	14,348	$(6,431)
Net income (loss) per common share, basic and diluted	0.24	$(0.11)
Weighted-average number of common shares outstanding, basic and diluted	59,619,000	58,836,153
The unaudited pro forma information for the year ended December 31, 2013 was adjusted to exclude $2.8 million of acquisition costs incurred in 2013 in connection with the acquisitions of the above properties.

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013

14.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2013 and 2012 (in thousands, except per share amounts):

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$10,463	$14,361	$23,281	$20,391
Net income (loss)	$1,741	$(2,429)	$7,260	$5,017
Net income (loss) attributable to common stockholders	$1,411	$(2,343)	$7,344	$5,081
Net income (loss) per common share, basic and diluted	$0.02	$(0.04)	$0.13	$0.09
Distributions declared per common share (1)	$0.062	$—	$—	$0.380

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$3,430	$3,166	$4,509	$7,775
Net loss	$(705)	$(2,808)	$(3,660)	$(2,922)
Net loss attributable to common stockholders	$(783)	$(2,710)	$(3,499)	$(2,770)
Net loss per common share, basic and diluted	$(0.03)	$(0.09)	$(0.10)	$(0.05)
Distributions declared per common share (1)	$0.023	$0.025	$0.352	$—
_____________________
(1) On February 13, 2012, the Company’s board of directors authorized a distribution in the amount of $0.02309337 per share of common stock to stockholders of record as of the close of business on February 14, 2012. The Company paid this distribution on February 17, 2012. On April 16, 2012, the Company’s board of directors authorized a distribution in the amount of $0.025 per share of common stock to stockholders of record as of the close of business on April 16, 2012. The Company paid this distribution on April 30, 2012.  On July 20, 2012, the Company’s board of directors authorized a distribution in the amount of $0.35190663 per share of common stock to stockholders of record as of the close of business on July 20, 2012. The Company paid this distribution on July 31, 2012. On March 20, 2013, our board of directors authorized a distribution in the amount of $0.06153498 per share of common stock to stockholders of record as of the close of business on March 22, 2013. The Company paid this distribution on April 4, 2013. On November 11, 2013, our board of directors authorized a distribution in the amount of $0.38 per share of common stock to stockholders of record as of the close of business on November 13, 2013. The Company paid this distribution on December 5, 2013. Investors could choose to receive cash distributions or purchase additional shares under the dividend reinvestment plan.
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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Although there can be no assurance, the Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations as of December 31, 2013. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities.

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013

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

16.	EARNINGS PER SHARE
The following table presents the computation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	For the Year Ended December 31,
	2013	2012	2011
Numerator
Loss from continuing operations	$(152)	$(9,072)	$(7,616)
Loss from continuing operations attributable to noncontrolling interests	302	232	216
Income (loss) from continuing operations attributable to common stockholders	150	(8,840)	(7,400)
Total income (loss) from discontinued operations	11,741	(1,023)	(183)
Total (income) loss from discontinued operations attributable to noncontrolling interests	(398)	101	2
Total income (loss) from discontinued operations attributable to common stockholders	11,343	(922)	(181)
Net income (loss) attributable to common stockholders	$11,493	$(9,762)	$(7,581)

Denominator
Weighted-average number of common shares outstanding, basic and diluted	58,359,568	35,458,656	11,432,823

Basic and diluted income (loss) per common share:
Continuing operations	$—	$(0.25)	$(0.65)
Discontinued operations	0.20	(0.03)	(0.01)
Net income (loss) per common share	$0.20	$(0.28)	$(0.66)

17.	SUBSEQUENT EVENTS
Investments and Financings Subsequent to December 31, 2013
Westmoor Center First Mortgage Loan
On January 8, 2014, the Company, through an indirect wholly owned subsidiary, entered into a four-year secured mortgage loan with an unaffiliated lender for borrowings of up to $62.0 million secured by Westmoor Center (the “Westmoor Center Mortgage Loan”). On January 8, 2014, $54.9 million of the Westmoor Center Mortgage Loan was funded and the remaining $7.1 million is available for future disbursements to be used for tenant improvements and leasing commissions, subject to certain terms and conditions contained in the loan documents. The Westmoor Center Mortgage Loan matures on February 1, 2018, with an option to extend the maturity date to February 1, 2019, subject to certain other terms and conditions contained in the loan documents. The Westmoor Center Mortgage Loan bears interest at a floating rate of 225 basis points over one-month LIBOR. Monthly payments are initially interest only. Beginning March 1, 2017, monthly payments include principal and interest with principal payments calculated using an amortization schedule of 30 years and an annual interest rate of 6.5% with the remaining principal balance and all accrued and unpaid interest and fees due at maturity. The Company will have the right to prepay the loan in whole at any time or in part from time to time, subject to the payment of certain losses or expenses potentially incurred by the lender as a result of the prepayment and subject to certain other conditions contained in the loan documents.

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013

KBS SOR Properties, LLC, a separate wholly owned subsidiary of the Company through which the Company indirectly owns all of its real estate assets (“KBS SOR Properties”), provided a limited guaranty of the Westmoor Center Mortgage Loan with respect to certain potential deficiencies, losses or damages suffered by the lender resulting from certain intentional acts committed by the borrower or KBS SOR Properties in violation of the loan documents. KBS SOR Properties also provided a guaranty of the principal balance and any interest or other sums outstanding under the Westmoor Center Mortgage Loan in the event of certain bankruptcy or insolvency proceedings involving the borrower.
Acquisition of the Plaza Buildings
On January 14, 2014, Company, through an indirect wholly owned subsidiary (the “Plaza Buildings Owner”), acquired from Plaza Center Property LLC an office property consisting of two office buildings and 490,096 rentable square feet located on approximately 4.1 acres of land in Bellevue, Washington (the “Plaza Buildings”).  The seller is not affiliated with the Company or the Advisor. The purchase price of the Plaza Buildings was $186.5 million plus closing costs.  The Company funded the purchase of the Plaza Buildings with proceeds from the Plaza Building Mortgage Loan (discussed below), proceeds from the Plaza Buildings Mezzanine Loan (discussed below) and cash on hand. The Company has yet to allocate the purchase price of the property to the fair value of the tangible assets and identifiable intangible assets and liabilities.
The Plaza Buildings were built in 1978 and 1983 and renovated in 2007. At acquisition, the Plaza Buildings were 81% leased to 52 tenants.
Plaza Buildings Mortgage Loan
On January 14, 2014, in connection with the Company’s acquisition of the Plaza Buildings, the Plaza Buildings Owner entered into a three-year secured mortgage loan with an unaffiliated lender for borrowings of up to $111.0 million secured by the Plaza Buildings (the “Plaza Buildings Mortgage Loan”). On January 14, 2014, $108.0 million of the Plaza Buildings Mortgage Loan was funded and the remaining $3.0 million is available for future disbursements to be used for tenant improvements and leasing commissions, subject to certain terms and conditions contained in the loan documents. The Plaza Buildings Mortgage Loan matures on January 14, 2017, with two options to extend the maturity date to January 14, 2018 and January 14, 2019, subject to certain other terms and conditions contained in the loan documents. The Plaza Buildings Mortgage Loan bears interest at a floating rate of 190 basis points over one-month LIBOR. Monthly payments are initially interest only. Beginning with the February 2016 payment, monthly payments will include principal and interest, with principal payments calculated using an amortization schedule of 30 years and an annual interest rate of 6.5%. Any remaining principal balance and all accrued and unpaid interest and fees will be due at maturity. The Plaza Buildings Owner will have the right to prepay the loan in whole at any time or in part from time to time, subject to the payment of an exit fee for prepayments made prior to July 14, 2015 and subject to certain other conditions contained in the loan documents.
KBS SOR Properties provided a limited guaranty of the Plaza Buildings Mortgage Loan with respect to certain potential deficiencies, losses or damages suffered by the lender resulting from certain intentional acts committed by the Plaza Buildings Owner, KBS SOR Properties, the Company or its affiliates in violation of the loan documents. KBS SOR Properties also provided a guaranty of the principal balance and any interest or other sums outstanding under the Plaza Buildings Mortgage Loan in the event of certain bankruptcy or insolvency proceedings involving the borrower.
Plaza Buildings Mezzanine Loan
On January 14, 2014, in connection with the Company’s acquisition of the Plaza Buildings, through an indirect wholly owned subsidiary which owns the equity interests in the Plaza Buildings Owner, the Company entered into a three-year mezzanine loan with an unaffiliated lender for borrowings of up to $30.0 million secured by the equity interests in the Plaza Buildings Owner (the “Plaza Buildings Mezzanine Loan”). On January 14, 2014, $25.0 million of the Plaza Buildings Mezzanine Loan was funded and the remaining $5.0 million is available for future disbursements to be used for tenant improvements and leasing commissions, subject to certain terms and conditions contained in the loan documents. The Plaza Buildings Mezzanine Loan matures on January 14, 2017, with two options to extend the maturity date to January 14, 2018 and January 14, 2019, subject to the concurrent extension of the Plaza Building Mortgage Loan and certain other terms and conditions contained in the loan documents. The Plaza Buildings Mezzanine Loan bears interest at a floating rate of 785 basis points over one-month LIBOR. The Company may have the right to prepay the Plaza Buildings Mezzanine Loan under certain circumstances and subject to certain conditions contained in the loan documents.  Prepayments made prior to July 14, 2015 will be subject to the payment of an exit fee.

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013

KBS SOR Properties provided a limited guaranty of the Plaza Buildings Mezzanine Loan with respect to certain potential deficiencies, losses or damages suffered by the lender resulting from certain intentional acts committed by the borrower, KBS SOR Properties, the Plaza Buildings Owner, the Company or its affiliates in violation of the loan documents. KBS SOR Properties also provided a guaranty of the principal balance and any interest or other sums outstanding under the Plaza Buildings Mezzanine Loan in the event of certain bankruptcy or insolvency proceedings involving the borrower.
Entry into Joint Venture and Joint Venture Acquisition of 424 Bedford
On November 12, 2013, the Company, through an indirect wholly owned subsidiary, and EE 424 Bedford OM, LLC (the “JV Member”) entered into an agreement to form a joint venture (the “424 Bedford Joint Venture”), and on January 31, 2014, the 424 Bedford Joint Venture acquired an apartment building containing 66 units in Brooklyn, New York (“424 Bedford”). 424 Bedford was built in 2010 and was 97% leased at acquisition.
The purchase price for 424 Bedford was $39.8 million. The 424 Bedford Joint Venture funded the purchase through the assumption of $26.3 million in debt (the “424 Bedford Mortgage Loan”) and contributions by the Company and the JV Member to the 424 Bedford Joint Venture. The 424 Bedford Mortgage Loan bears interest at a fixed rate of 3.91% and matures on October 1, 2022. Monthly payments include principal and interest with principal payments calculated using an amortization schedule of 30 years. None of the JV Member, the seller of 424 Bedford, or the lender under the 424 Bedford Mortgage Loan is affiliated with the Company or the Advisor. The Company has yet to allocate the purchase price of the property to the fair value of the tangible assets and identifiable intangible assets and liabilities.
The Company owns a 90% equity interest in the 424 Bedford Joint Venture. The JV Member is the managing member of the 424 Bedford Joint Venture; however, its authority is limited, as the Company, as co-managing member, must give approval for any major decisions involving the 424 Bedford Joint Venture or 424 Bedford. Income, losses and distributions are generally allocated among the members based on their respective equity interests.
Anticipated Date of Estimated Value Per Share
On February 14, 2014, the Company’s board of directors met to discuss the timing and process for determining an estimated value per share not based on the price to acquire a share in the primary portion of our initial public offering (the “Estimated Value Per Share”). The Company expects the Estimated Value Per Share to be determined, approved and publicly disclosed on or about March 27, 2014.
Approval and Temporary One-Month Suspension of Fourth Amended and Restated Share Redemption Program
In connection with the upcoming determination of the Estimated Value Per Share, on February 14, 2014, the board of directors also approved a Fourth Amended and Restated Share Redemption Program (the “Fourth SRP”) to replace the previous Third Amended and Restated Share Redemption Program (the “Third SRP”). The material changes made in the Fourth SRP are discussed below. The Fourth SRP will become effective on March 20, 2014.
The board of directors believes that, following the adoption and disclosure of the Estimated Value Per Share, which is expected to occur on or about March 27, 2014, it is important to allow stockholders sufficient time to make decisions about redemption requests. Accordingly, the Fourth SRP will be temporarily suspended for one month in connection with the disclosure of the Estimated Value Per Share. Specifically, the Fourth SRP will be suspended with respect to redemptions that would normally occur on the last business day of March 2014, with all such redemption requests to be retained and, unless withdrawn, considered submitted for redemption on the last business day of April 2014. This temporary one-month suspension will not affect the amount of redemptions that are permitted under the Fourth SRP.
All redemption requests received after February 21, 2014 will be eligible for redemption pursuant to the terms of the Fourth SRP on April 30, 2014. As stated above, the Company expects the Estimated Value Per Share to be determined and publicly disclosed on or about March 27, 2014, which will affect the redemption prices that stockholders receive under the Fourth SRP.

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013

The following is a summary of the material changes made in the Fourth SRP:
The Fourth SRP provides that, except for redemptions made upon a stockholder’s death, “qualifying disability” or “determination of incompetence,” the prices at which the Company will redeem shares are as follows:

•	92.5% of the Company’s most recent estimated value per share as of the applicable redemption date for those shares held for at least one year;

•	95.0% of the Company’s most recent estimated value per share as of the applicable redemption date for those shares held for at least two years;

•	97.5% of the Company’s most recent estimated value per share as of the applicable redemption date for those shares held for at least three years; and

•	100% of the Company’s most recent estimated value per share as of the applicable redemption date for those shares held for at least four years.
Until the Company announces in a public filing with the SEC the establishment of an estimated value per share that is not based on the price to purchase a share of its common stock in a primary public offering, the estimated value per share will be $10.00 for purposes of the foregoing prices.
The Fourth SRP also provides that the time period during which a stockholder will be deemed to have held each share begins as of the date the stockholder acquired such share; provided, that shares purchased pursuant to the DRP will be deemed to have been acquired on the same date as the initial share to which the DRP share relates. The date of the share’s original issuance by the Company is not determinative. Shares owned by a stockholder may be redeemed at different prices depending on how long the stockholder has held each share submitted for redemption.
The Fourth SRP also amends the provisions related to the limitation of redemptions to the amount of net proceeds from the sale of shares under the DRP during the prior calendar year. First, the Company may increase or decrease this funding limit, without amending the Fourth SRP, by providing ten business days’ notice to its stockholders. Notice may be provided to stockholders (a) in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC, or (b) in a separate mailing to stockholders. Second, redemption requests in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence” will now be satisfied from the funds available from the net proceeds from the sale of shares under the DRP during the prior calendar year. During any calendar year, once the Company has redeemed shares under the Fourth SRP, including shares redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence,” such that the amount of remaining funds available for redemption of additional shares in that calendar year is $1.0 million, such remaining $1.0 million shall be reserved exclusively for shares being redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence.” The Fourth SRP continues to include other limitations, including that during any calendar year, in no event may the Company redeem more than 5% of the weighted-average number of shares outstanding during the prior calendar year.
The Fourth SRP provides that, in the event of a suspension of the Fourth SRP, the Company will treat all unsatisfied redemption requests as requests for redemption on the next date upon which shares may be redeemed after the Fourth SRP is no longer suspended.
Distribution Declared
On March 6, 2014, the Company's board of directors authorized a distribution in the amount of $0.04931507 per share of common stock, or an annualized rate of 2% based on a purchase price of $10.00 per share, to stockholders of record as of the close of business on March 31, 2014. The Company expects to pay this distribution on April 15, 2014. The distribution will be paid in cash or, for investors enrolled in the Company’s dividend reinvestment plan, reinvested in additional shares. The board of directors will declare distributions from time to time based on the Company’s income, cash flow and investing and financing activities. As such, the Company can also give no assurances as to the timing, amount or notice with respect to any other future distribution declarations.

KBS STRATEGIC OPPORTUNITY REIT, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
December 31, 2013
(dollar amounts in thousands)

				Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances	Land	Building and Improvements (1)	Total	Cost Capitalized Subsequent to Acquisition (2)	Land	Building and Improvements (1)	Total (3)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired or Foreclosed on
Properties Held for Investment
Village Overlook Buildings	Stockbridge, GA	100.0%	$—	$440	$1,332	$1,772	$(498)	$322	$952	$1,274	$—	1993	08/02/2010
Academy Point Atrium I	Colorado Springs, CO	100.0%	—	1,650	1,223	2,873	427	1,291	2,009	3,300	—	1981	11/03/2010
Northridge Center I & II	Atlanta, GA	100.0%	(6)	2,234	4,457	6,691	1,297	2,234	5,754	7,988	(626)	1985/1989	03/25/2011
Iron Point Business Park	Folsom, CA	100.0%	(5)	2,671	16,576	19,247	2,266	2,670	18,843	21,513	(1,821)	1999/2001	06/21/2011
1635 N. Cahuenga Building	Los Angeles, CA	70.0%	4,650	3,112	4,245	7,357	411	3,112	4,656	7,768	(493)	1983	08/03/2011
Richardson Portfolio
Palisades Central I	Richardson, TX	90.0%	(4)	1,037	8,628	9,665	1,789	1,037	10,417	11,454	(1,551)	1980	11/23/2011
Palisades Central II	Richardson, TX	90.0%	(4)	810	17,117	17,927	1,218	810	18,335	19,145	(2,902)	1985	11/23/2011
Greenway I	Richardson, TX	90.0%	(4)	561	1,170	1,731	1,010	561	2,180	2,741	(208)	1983	11/23/2011
Greenway III	Richardson, TX	90.0%	(4)	702	4,083	4,785	685	702	4,768	5,470	(965)	1983	11/23/2011
Undeveloped Land	Richardson, TX	90.0%	(4)	5,500	—	5,500	1,161	6,661	—	6,661	—	N/A	11/23/2011
Total Richardson Portfolio			31,566	8,610	30,998	39,608	5,863	9,771	35,700	45,471	(5,626)
Park Highlands	North Las Vegas, NV	50.1%	—	21,000	—	21,000	5,287	26,287	—	26,287	—	N/A	12/30/2011
Bellevue Technology Center	Bellevue, WA	100.0%	47,408	25,506	52,411	77,917	1,461	25,506	53,872	79,378	(3,188)	1973-2000	07/31/2012
Powers Ferry Landing East	Atlanta, GA	100.0%	(6)	1,643	3,761	5,404	1,731	1,642	5,493	7,135	(298)	1980/1982/1985	09/24/2012
1800 West Loop	Houston, TX	100.0%	(5)	8,360	59,292	67,652	2,585	8,360	61,877	70,237	(3,678)	1982	12/04/2012
West Loop I & II	Houston, TX	100.0%	(6)	7,300	29,742	37,042	1,754	7,300	31,496	38,796	(2,697)	1980/1981	12/07/2012
Burbank Collection	Burbank, CA	90.0%	8,200	4,175	8,799	12,974	42	4,175	8,841	13,016	(490)	2008	12/12/2012
Austin Suburban Portfolio	Austin, TX	100.0%	(6)	8,288	67,745	76,033	1,654	8,288	69,399	77,687	(3,627)	1985/1986/2000	03/28/2013
Westmoor Center	Westminster, CO	100.0%	—	10,058	73,510	83,568	173	10,058	73,683	83,741	(3,231)	1998/1999	06/12/2013
Central Building	Seattle, WA	100.0%	24,100	7,015	26,124	33,139	88	7,015	26,212	33,227	(742)	1907	07/10/2013
50 Congress Street	Boston, MA	100.0%	26,535	9,876	43,455	53,331	200	9,876	43,655	53,531	(1,543)	1910/1915	07/11/2013
1180 Raymond	Newark, NJ	100.0%	7,085	8,292	37,651	45,943	725	8,292	38,376	46,668	(1,716)	1929	08/20/2013
Park Highlands II	North Las Vegas, NV	99.5%	—	20,255	—	20,255	30	20,285	—	20,285	—	N/A	12/10/2013
Maitland Promenade II	Orlando, FL	100.0%	20,182	3,434	27,282	30,716	—	3,434	27,282	30,716	(83)	2001	12/18/2013
	Total Properties Held for Investment			$153,919	$488,603	$642,522	$25,496	$159,918	$508,100	$668,018	$(29,859)
____________________
(1) Building and improvements include tenant origination and absorption costs.
(2) Costs capitalized subsequent to acquisition is net of write-offs of fully depreciated/amortized assets.
(3) The aggregate cost of real estate for federal income tax purposes was $687.6 million as of December 31, 2013.
(4) As of December 31, 2013, $31.6 million of debt was outstanding secured by the Richardson Portfolio.
(5) As of December 31, 2013, $3.4 million of debt was outstanding secured by 1800 West Loop and Iron Point Business Park.
(6) As of December 31, 2013, $82.8 million of debt was outstanding secured by Northridge Center I & II, Powers Ferry Landing East, West Loop I & II and the Austin Suburban Portfolio.

KBS STRATEGIC OPPORTUNITY REIT, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
December 31, 2013
(dollar amounts in thousands)

	2013	2012	2011
Real Estate (1):
Balance at the beginning of the year	$326,154	$110,335	$4,737
Acquisitions (2)	342,985	212,152	102,470
Improvements	24,670	8,284	3,896
Write-off of fully depreciated and fully amortized assets	(5,835)	(3,360)	(768)
Impairments	(2,025)	—	—
Sales	(17,931)	(1,257)	—
Balance at the end of the year	$668,018	$326,154	$110,335

Accumulated depreciation and amortization (1):
Balance at the beginning of the year	$8,521	$2,583	$190
Depreciation and amortization expense	28,956	9,305	3,161
Write-off of fully depreciated and fully amortized assets	(5,835)	(3,360)	(768)
Impairments	(638)	—	—
Sales	(1,145)	(7)	—
Balance at the end of the year	$29,859	$8,521	$2,583
____________________
(1) Amounts include real estate held for sale.
(2) Acquisitions includes properties which the Company acquired through foreclosure on or to which it otherwise received title.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on March 11, 2014.

KBS STRATEGIC OPPORTUNITY REIT, INC.

By:	/s/ Keith D. Hall
Keith D. Hall
Chief Executive Officer and Director (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ KEITH D. HALL	Chief Executive Officer and Director (principal executive officer)	March 11, 2014
Keith D. Hall
/s/ PETER MCMILLIAN III	Chairman of the Board, President and Director	March 11, 2014
Peter McMillian III
/s/ DAVID E. SNYDER	Chief Financial Officer (principal financial officer)	March 11, 2014
David E. Snyder
/s/ STACIE K. YAMANE	Chief Accounting Officer (principal accounting officer)	March 11, 2014
Stacie K. Yamane
/s/ MICHAEL L. MEYER	Director	March 11, 2014
Michael L. Meyer
/s/ WILLIAM M. PETAK	Director	March 11, 2014
William M. Petak
/s/ ERIC J. SMITH	Director	March 11, 2014
Eric J. Smith