Form 10-Q
period 2014-03-31
KBS Strategic Opportunity REIT, Inc.
filed 2014-05-12
CIK 1452936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Yes  ☐  No  ☒
As of May 6, 2014, there were 59,656,918 outstanding shares of common stock of KBS Strategic Opportunity REIT, Inc.

KBS STRATEGIC OPPORTUNITY REIT, INC.
FORM 10-Q
March 31, 2014

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2014	December 31, 2013
	(unaudited)
Assets
Real estate held for investment, net	$855,062	$638,159
Real estate loan receivable, net	22,000	21,893
Real estate securities	19	333
Total real estate and real estate-related investments, net	877,081	660,385
Cash and cash equivalents	54,757	57,996
Investments in unconsolidated joint ventures	16,170	16,338
Rents and other receivables, net	12,053	8,603
Above-market leases, net	2,828	2,935
Prepaid expenses and other assets	26,035	29,881
Total assets	$988,924	$776,138
Liabilities and equity
Notes and bond payable, net	$475,442	$257,420
Accounts payable and accrued liabilities	15,027	15,558
Distributions payable	2,937	—
Below-market leases, net	6,155	4,420
Other liabilities	9,592	6,481
Total liabilities	509,153	283,879
Commitments and contingencies (Note 14)
Redeemable common stock	15,498	17,573
Equity
KBS Strategic Opportunity REIT, Inc. stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 59,553,656 and 59,619,000 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	595	596
Additional paid-in capital	512,971	512,036
Cumulative distributions and net losses	(65,355)	(52,801)
Accumulated other comprehensive loss	—	(9)
Total KBS Strategic Opportunity REIT, Inc. stockholders’ equity	448,211	459,822
Noncontrolling interests	16,062	14,864
Total equity	464,273	474,686
Total liabilities and equity	$988,924	$776,138
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2014	2013
Revenues:
Rental income	$19,535	$7,649
Tenant reimbursements	3,802	951
Interest income from real estate loans receivable	712	1,529
Other operating income	577	334
Total revenues	24,626	10,463
Expenses:
Operating, maintenance, and management	8,715	3,451
Real estate taxes and insurance	3,494	1,395
Asset management fees to affiliate	1,609	731
Real estate acquisition fees to affiliate	2,273	758
Real estate acquisition fees and expenses	2,176	273
General and administrative expenses	911	818
Depreciation and amortization	11,731	4,118
Interest expense	3,433	736
Total expenses	34,342	12,280
Other income (loss):
Other interest income	3	30
Equity in loss of unconsolidated joint venture	(168)	—
Total other (loss) income	(165)	30
Loss from continuing operations	(9,881)	(1,787)
Discontinued operations:
Gain on sale of real estate, net	—	4,225
Loss from discontinued operations	(13)	(697)
Total (loss) income from discontinued operations	(13)	3,528
Net (loss) income	(9,894)	1,741
Net loss (income) attributable to noncontrolling interests	277	(330)
Net (loss) income attributable to common stockholders	$(9,617)	$1,411
Basic and diluted (loss) income per common share:
Continuing operations	$(0.16)	$(0.03)
Discontinued operations	—	0.05
Net (loss) income per common share	$(0.16)	$0.02
Weighted-average number of common shares outstanding, basic and diluted	59,593,935	58,125,081
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2014	2013
Net (loss) income	$(9,894)	$1,741
Other comprehensive income:
Unrealized gain on real estate securities	9	6
Total other comprehensive income	9	6
Total comprehensive (loss) income	(9,885)	1,747
Total comprehensive loss (income) attributable to noncontrolling interests	277	(330)
Total comprehensive (loss) income attributable to common stockholders	$(9,608)	$1,417
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Year Ended December 31, 2013 and the Three Months Ended March 31, 2014 (unaudited)
(dollars in thousands)

			Additional Paid-in Capital	Cumulative Distributions and Net Losses	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Common Stock
	Shares	Amounts
Balance, December 31, 2012	58,127,627	$581	$505,907	$(38,615)	$(13)	$467,860	$15,792	$483,652
Net income	—	—	—	11,493	—	11,493	96	11,589
Other comprehensive income	—	—	—	—	4	4	—	4
Issuance of common stock	1,751,478	18	16,623	—	—	16,641	—	16,641
Transfers to redeemable common stock	—	—	(7,922)	—	—	(7,922)	—	(7,922)
Redemptions of common stock	(260,105)	(3)	(2,447)	—	—	(2,450)	—	(2,450)
Distributions declared	—	—	—	(25,679)	—	(25,679)	—	(25,679)
Other offering costs	—	—	(125)	—	—	(125)	—	(125)
Noncontrolling interests contributions	—	—	—	—	—	—	1,213	1,213
Distributions to noncontrolling interest	—	—	—	—	—	—	(2,237)	(2,237)
Balance, December 31, 2013	59,619,000	$596	$512,036	$(52,801)	$(9)	$459,822	$14,864	$474,686
Net loss	—	—	—	(9,617)	—	(9,617)	(277)	(9,894)
Other comprehensive income	—	—	—	—	9	9	—	9
Transfers from redeemable common stock	—	—	1,528	—	—	1,528	—	1,528
Redemptions of common stock	(65,344)	(1)	(593)	—	—	(594)	—	(594)
Distributions declared	—	—	—	(2,937)	—	(2,937)	—	(2,937)
Other offering costs	—	—	—	—	—	—	—	—
Noncontrolling interests contributions	—	—	—	—	—	—	1,475	1,475
Balance, March 31, 2014	59,553,656	$595	$512,971	$(65,355)	$—	$448,211	$16,062	$464,273
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2014	2013
Cash Flows from Operating Activities:
Net (loss) income	$(9,894)	1,741
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Loss due to property damages	647	—
Equity in loss of unconsolidated joint venture	168	—
Depreciation and amortization:
Continuing operations	11,731	4,118
Discontinued operations	—	467
Non-cash interest income on real estate-related investments	(98)	(899)
Gain on sale of real estate, net	—	(4,225)
Deferred rent	(2,427)	(891)
Bad debt expense	39	33
Amortization of above- and below-market leases, net	(354)	244
Amortization of deferred financing costs	593	193
Amortization of net premium/discount on bond and notes payable	(12)	—
Changes in assets and liabilities:
Rents and other receivables	(1,303)	(340)
Prepaid expenses and other assets	(2,616)	(1,237)
Accounts payable and accrued liabilities	(1,969)	37
Due to affiliates	—	(21)
Other liabilities	2,564	1,342
Net cash (used in) provided by operating activities	(2,931)	562
Cash Flows from Investing Activities:
Acquisitions of real estate	(182,770)	(74,781)
Improvements to real estate	(8,995)	(2,584)
Proceeds from sales of real estate, net	—	7,545
Investments in real estate loans receivable	—	(21,555)
Principal repayments on real estate securities	314	1,798
Net cash used in investing activities	(191,451)	(89,577)
Cash Flows from Financing Activities:
Proceeds from notes payable	193,361	44,802
Payments on notes payable	(120)	(5,207)
Payments of deferred financing costs	(2,979)	(656)
Payments to redeem common stock	(594)	(100)
Payments of other offering costs	—	(133)
Noncontrolling interests contributions	1,475	342
Distributions to noncontrolling interest	—	(200)
Net cash provided by financing activities	191,143	38,848
Net decrease in cash and cash equivalents	(3,239)	(50,167)
Cash and cash equivalents, beginning of period	57,996	125,960
Cash and cash equivalents, end of period	$54,757	$75,793
Supplemental Disclosure of Cash Flow Information:
Interest paid, net of capitalized interest of $542 and $0 for the three months ended March 31, 2014 and 2013, respectively	$2,238	$631
Supplemental Disclosure of Noncash Transactions:
Increase in lease commissions payable	$157	$79
Increase in capital expenses payable	$—	$664
Mortgage debt assumed in connection with real estate acquisition (at fair value)	$24,793	$—
Application of escrow deposits to acquisition of real estate	$13,000	$—
Liabilities assumed in connection with real estate acquisition	$1,693	$—
Increase in distribution payable	$2,937	$3,576
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
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
The Company sold 56,584,976 shares of common stock in its primary offering for gross offering proceeds of $561.7 million. As of March 31, 2014, the Company had sold 3,080,970 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $29.3 million. Also, as of March 31, 2014, the Company had redeemed 408,533 shares sold in the Offering for $3.8 million. Additionally, on December 29, 2011 and October 23, 2012, the Company issued 220,994 shares and 55,249 shares of common stock, respectively, for $2.0 million and $0.5 million, respectively, in private transactions exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933.
As of March 31, 2014, the Company owned 13 office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 43 acres of undeveloped land, one office portfolio consisting of three office properties, one retail property, two apartment properties, two investments in undeveloped land encompassing an aggregate of 1,670 acres, one investment in CMBS, one first mortgage loan and two investments in unconsolidated joint ventures.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no significant changes, except for the addition of an accounting policy with respect to insurance proceeds for property damages, to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2013. During the three months ended March 31, 2014, the Company adopted ASU No. 2014-08 (defined below), which impacts the Company’s reporting of discontinued operations. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K filed with the SEC.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2014
(unaudited)

Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the FASB ASC and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.
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
Insurance Proceeds for Property Damages
The Company maintains an insurance policy that provides coverage for property damages and business interruption.  Losses due to physical damages are recognized during the accounting period in which they occur, while the amount of monetary assets to be received from the insurance policy is recognized when receipt of insurance recoveries is probable.  Losses, which are reduced by the related insurance recoveries, are recorded as operating, maintenance and management expenses on the accompanying consolidated statements of operations.  Anticipated proceeds in excess of recognized losses would be considered a gain contingency and recognized when the contingency related to the insurance claim has been resolved.  Anticipated recoveries for lost rental revenue due to property damages are also considered to be a gain contingency and recognized when the contingency related to the insurance claim has been resolved.
Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of the prior period.
Segments
The Company has invested in non-performing loans, opportunistic real estate and other real estate-related assets and it has classified its operations by investment type: real estate-related and real estate. In general, the Company intends to hold its investments in non-performing loans, opportunistic real estate and other real estate-related assets for capital appreciation. Traditional performance metrics of non-performing loans, opportunistic real estate and other real estate-related assets may not be meaningful as these investments are generally non-stabilized and do not provide a consistent stream of interest income or rental revenue. These investments exhibit similar long-term financial performance and have similar economic characteristics. These investments typically involve a higher degree of risk and do not provide a constant stream of ongoing cash flows. As a result, the Company’s management views non-performing loans, opportunistic real estate and other real estate-related assets as similar investments. Substantially all of its revenue and net income (loss) is from non-performing loans, opportunistic real estate and other real estate-related assets, and therefore, the Company currently aggregates its operating segments into one reportable business segment.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2014
(unaudited)

Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three months ended March 31, 2014 and 2013.
Distributions declared per share were $0.04931507 and $0.062 during the three months ended March 31, 2014 and 2013, respectively.
Recently Issued Accounting Standards Updates
In April 2014, the Financial Accounting Standard Board (“FASB”) issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU No. 2014-08”).  ASU No. 2014-08 limits discontinued operations reporting to disposals of components of an entity that represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when any of the following occurs: a) the component of an entity or group of components of an entity meets the criteria to be classified as held for sale; b) the component of an entity or group of components of an entity is disposed of by sale; and c) the component of an entity or group of components of an entity is disposed of other than by sale.  ASU No. 2014-08 also requires additional disclosures about discontinued operations.  ASU No. 2014-08 is effective for reporting periods beginning after December 15, 2014.  Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company early adopted ASU No. 2014-08 for the reporting period beginning January 1, 2014.  As a result of the adoption of ASU No. 2014-08, results of operations for properties that are classified as held for sale in the ordinary course of business on or subsequent to January 1, 2014 would generally be included in continuing operations on the Company’s consolidated statements of operations, to the extent such disposals did not meet the criteria for classification as a discontinued operation. Additionally, any gain or loss on sale of real estate that does not meet the criteria for classification as a discontinued operation would be presented on the consolidated statements of operations below income from continuing operations.
In January 2014, the FASB issued ASU No. 2014-04, Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (“ASU No. 2014-04”). ASU No. 2014-04 clarifies when the Company is considered to have obtained physical possession, from an in-substance possession or foreclosure, of a residential real estate property collateralizing a mortgage loan. Current guidance indicates that the Company should reclassify a collateralized mortgage loan such that the loan should be derecognized and the collateral asset recognized when it determines that there has been an in-substance repossession or foreclosure by the Company. This update defines the term “in-substance repossession or foreclosure” to reduce diversity in interpretation of when such an event occurs. The amendments in this update are effective for the first interim or annual period beginning after December 15, 2014. The Company does not expect that the adoption of ASU No. 2014-04 will have a material impact on its consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2014
(unaudited)

3.	RECENT ACQUISITIONS OF REAL ESTATE
During the three months ended March 31, 2014, the Company acquired the following properties (in thousands):

						Intangibles
Property Name	City	State	Acquisition Date	Land	Building and Improvements	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below- Market Lease Liabilities	Other Intangible Assets		Total Purchase Price
Plaza Buildings	Bellevue	WA	01/14/2014	$53,040	$124,212	$8,945	$196	$(2,392)	$—		$184,001
424 Bedford (1)	Brooklyn	NY	01/31/2014	8,860	24,266	554	—	—	4,547	(2)	38,227
				$61,900	$148,478	$9,499	$196	$(2,392)	$4,547		$222,228
_____________________
(1) In connection with the acquisition of 424 Bedford, the Company assumed the 424 Bedford Mortgage Loan from the seller. The Company recorded the mortgage debt with a principal balance of $26.3 million assumed at an estimated fair value of $24.8 million, net of a discount on note payable of $1.5 million due to a below-market interest rate. The discount on note payable is amortized over the remaining life of the loan of 8.7 years. See Note 9, “Notes and Bond Payable” for more information.
(2) The property is subject to a property tax abatement from the city’s department of housing preservation and development. The estimated fair value of the property tax abatement of $4.5 million is recorded as prepaid expenses and other assets on the Company’s consolidated balance sheet as of the acquisition date and amortized on a straight-line basis over the projected property tax abatement period of approximately 12.4 years.
The intangible assets and liabilities acquired in connection with these acquisitions have weighted-average amortization periods as of the dates of each acquisition as follows (in years):

	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities
Plaza Buildings	5.8	5.2	4.3
424 Bedford	0.5	—	—
The Company recorded each real estate acquisition as a business combination and expensed $4.4 million of total acquisition costs. For the three months ended March 31, 2014, the Company recognized $3.6 million of total revenues and $2.5 million of operating expenses from these properties.

4.	REAL ESTATE HELD FOR INVESTMENT
As of March 31, 2014, the Company owned 13 office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 43 acres of undeveloped land, one office portfolio consisting of three office properties and one retail property encompassing, in the aggregate, approximately 4.6 million rentable square feet. As of March 31, 2014, these properties were 75% occupied. In addition, the Company owned two apartment properties, containing 383 units and encompassing approximately 0.3 million rentable square feet, which were 78% occupied. The Company also owned two investments in undeveloped land encompassing an aggregate of 1,670 acres. The following table summarizes the Company’s real estate investments as of March 31, 2014 and December 31, 2013, respectively (in thousands):

	March 31, 2014	December 31, 2013
Land	$222,621	$159,918
Buildings and improvements	615,606	460,088
Tenant origination and absorption costs	57,063	48,012
Total real estate, cost	895,290	668,018
Accumulated depreciation and amortization	(40,228)	(29,859)
Total real estate, net	$855,062	$638,159

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2014
(unaudited)

The following table provides summary information regarding the properties owned by the Company as of March 31, 2014 (in thousands):

Property	Date Acquired or Foreclosed on	City	State	Property Type	Land	Building and Improvements	Tenant Origination and Absorption	Total Real Estate at Cost (1)	Accumulated Depreciation and Amortization	Total Real Estate, Net	Ownership %
Village Overlook Buildings	08/02/2010	Stockbridge	GA	Office	$322	$952	$—	$1,274	$(24)	$1,250	100.0%
Academy Point Atrium I	11/03/2010	Colorado Springs	CO	Office	1,291	2,007	—	3,298	(30)	3,268	100.0%
Northridge Center I & II	03/25/2011	Atlanta	GA	Office	2,234	5,922	—	8,156	(762)	7,394	100.0%
Iron Point Business Park	06/21/2011	Folsom	CA	Office	2,670	18,815	191	21,676	(2,112)	19,564	100.0%
1635 N. Cahuenga Building	08/03/2011	Los Angeles	CA	Office	3,112	4,516	149	7,777	(565)	7,212	70.0%
Richardson Portfolio:
Palisades Central I	11/23/2011	Richardson	TX	Office	1,037	9,156	1,318	11,511	(1,790)	9,721	90.0%
Palisades Central II	11/23/2011	Richardson	TX	Office	810	16,868	1,927	19,605	(3,295)	16,310	90.0%
Greenway I	11/23/2011	Richardson	TX	Office	561	2,180	—	2,741	(257)	2,484	90.0%
Greenway III	11/23/2011	Richardson	TX	Office	702	3,787	895	5,384	(990)	4,394	90.0%
Undeveloped Land	11/23/2011	Richardson	TX	Undeveloped Land	6,836	—	—	6,836	—	6,836	90.0%
Total Richardson Portfolio					9,946	31,991	4,140	46,077	(6,332)	39,745
Park Highlands	12/30/2011	North Las Vegas	NV	Undeveloped Land	27,092	—	—	27,092	—	27,092	50.1%
Bellevue Technology Center	07/31/2012	Bellevue	WA	Office	25,506	50,946	3,813	80,265	(3,783)	76,482	100.0%
Powers Ferry Landing East	09/24/2012	Atlanta	GA	Office	1,642	6,476	204	8,322	(417)	7,905	100.0%
1800 West Loop	12/04/2012	Houston	TX	Office	8,360	57,295	5,620	71,275	(4,394)	66,881	100.0%
West Loop I & II	12/07/2012	Houston	TX	Office	7,300	28,479	3,500	39,279	(3,203)	36,076	100.0%
Burbank Collection	12/12/2012	Burbank	CA	Retail	4,175	7,821	1,076	13,072	(609)	12,463	90.0%
Austin Suburban Portfolio	03/28/2013	Austin	TX	Office	8,288	64,976	5,166	78,430	(4,786)	73,644	100.0%
Westmoor Center	06/12/2013	Westminster	CO	Office	10,058	64,027	10,117	84,202	(4,755)	79,447	100.0%
Central Building	07/10/2013	Seattle	WA	Office	7,015	23,970	2,344	33,329	(1,066)	32,263	100.0%
50 Congress Street	07/11/2013	Boston	MA	Office	9,876	39,909	3,705	53,490	(2,114)	51,376	100.0%
1180 Raymond	08/20/2013	Newark	NJ	Apartment	8,292	35,895	2,733	46,920	(2,857)	44,063	100.0%
Park Highlands II	12/10/2013	North Las Vegas	NV	Undeveloped Land	20,108	—	—	20,108	—	20,108	99.5%
Maitland Promenade II	12/18/2013	Orlando	FL	Office	3,434	22,534	4,812	30,780	(583)	30,197	100.0%
Plaza Buildings	01/14/2014	Bellevue	WA	Office	53,040	124,787	8,939	186,766	(1,541)	185,225	100.0%
424 Bedford	01/31/2014	Brooklyn	NY	Apartment	8,860	24,288	554	33,702	(295)	33,407	90.0%
					$222,621	$615,606	$57,063	$895,290	$(40,228)	$855,062
_____________________
(1) Amounts are net of impairment charges.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2014
(unaudited)

Operating Leases
Certain of the Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of March 31, 2014, the leases, excluding options to extend and apartment leases, which have terms that are generally one year or less, had remaining terms of up to 11.5 years with a weighted-average remaining term of 3.8 years. Some of the leases have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from tenants in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash and assumed in real estate acquisitions or foreclosures related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $4.5 million and $3.5 million as of March 31, 2014 and December 31, 2013, respectively.
During the three months ended March 31, 2014 and 2013, the Company recognized deferred rent from tenants of $2.4 million and $0.8 million, respectively, net of lease incentive amortization. As of March 31, 2014 and December 31, 2013, the cumulative deferred rent receivable balance, including unamortized lease incentive receivables, was $10.3 million and $7.8 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $1.2 million of unamortized lease incentives as of March 31, 2014 and December 31, 2013. The Company records property operating expense reimbursements due from tenants for common area maintenance, real estate taxes, and other recoverable costs in the period the related expenses are incurred.
As of March 31, 2014, the future minimum rental income from the Company’s properties, excluding apartment leases, under non-cancelable operating leases was as follows (in thousands):

April 1, 2014 through December 31, 2014	$48,593
2015	64,679
2016	57,043
2017	45,904
2018	35,923
Thereafter	70,494
$322,636

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2014
(unaudited)

As of March 31, 2014, the Company had approximately 450 tenants over a diverse range of industries and geographic areas. The Company’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Finance	45	$11,357	14.4%
Computer System Design & Programming	36	8,474	10.7%
		$19,831	25.1%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of March 31, 2014, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
No other tenant industries accounted for more than 10% of annualized base rent. No material tenant credit issues have been identified at this time.
Geographic Concentration Risk
As of March 31, 2014, the Company’s real estate investments in Washington and Texas represented 29.7% and 21.9% of the Company’s total assets, respectively.  As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the Washington and Texas real estate markets.  Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.
Property Damage
During the first quarter 2014, 1180 Raymond suffered physical damage due to a winter storm.  The Company’s insurance policy provides coverage for property damage and business interruption subject to a deductible of up to $10,000 per incident.  Based on management’s estimates, the Company recognized an estimated aggregate loss due to damages of $0.6 million during the three months ended March 31, 2014, which was reduced by $0.6 million of estimated insurance recoveries related to such damages, which the Company determined were probable of collection. Additionally, the Company recorded $0.1 million for insurance recoveries related to emergency response costs incurred to mitigate the extent of damages. The net loss due to damages of $10,000 during the three months ended March 31, 2014 was classified as operating, maintenance and management expenses on the accompanying consolidated statements of operations and relates to the Company’s insurance deductible for the claim.  Through March 31, 2014, the Company received insurance proceeds of $0.4 million. As of March 31, 2014, the total estimated insurance recoveries to be collected of $0.3 million were classified as prepaid expenses and other assets on the accompanying consolidated balance sheets.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2014
(unaudited)

5.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW‑MARKET LEASE LIABILITIES
As of March 31, 2014 and December 31, 2013, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Cost	$57,063	$48,012	$4,471	$4,394	$(8,089)	$(5,955)
Accumulated Amortization	(14,671)	(10,751)	(1,643)	(1,459)	1,934	1,535
Net Amount	$42,392	$37,261	$2,828	$2,935	$(6,155)	$(4,420)
Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three months ended March 31, 2014 and 2013 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended March 31,		For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2014	2013	2014	2013	2014	2013
Amortization	$(4,368)	$(1,469)	$(303)	$(272)	$657	$190
Additionally, as of March 31, 2014 and December 31, 2013, the Company had recorded unamortized tax abatement intangible assets, which are included in prepaid expenses and other assets in the accompanying balance sheets, of $8.9 million and $4.6 million, respectively.  During the three months ended March 31, 2014, the Company recorded amortization expense of $0.2 million related to tax abatement intangible assets.  The Company did not record any amortization expense related to tax abatement intangible assets during the three months ended March 31, 2013.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2014
(unaudited)

6.	REAL ESTATE LOAN RECEIVABLE
As of March 31, 2014, the Company owned one real estate loan receivable that it had originated. The information for that real estate loan receivable as of March 31, 2014 and December 31, 2013 is set forth below (in thousands):

Loan Name Location of Related Property or Collateral	Date Acquired/ Originated	Property Type	Loan Type	Outstanding Principal Balance as of March 31, 2014 (1)	Book Value as of March 31, 2014 (2)	Book Value as of December 31, 2013 (2)	Contractual Interest Rate (3)	Annualized Effective Interest Rate (3)	Maturity Date
University House First Mortgage
New York, New York	3/20/2013	Student Housing	Mortgage	$22,000	$22,000	$21,893	11.0%	13.0%	04/01/2014	(4)
_____________________
(1) Outstanding principal balance as of March 31, 2014 represents original principal balance outstanding under the loan, increased for any subsequent fundings, including interest income deferred until maturity.
(2) Book value of the real estate loan receivable represents outstanding principal balance adjusted for unamortized acquisition discounts, origination fees and direct origination and acquisition costs and additional interest accretion.
(3) Contractual interest rates are the stated interest rates on the face of the loans. Annualized effective interest rates are calculated as the actual interest income recognized in 2014, using the interest method annualized (if applicable) and divided by the average amortized cost basis of the investment. The annualized effective interest rates and contractual interest rates presented are as of March 31, 2014.
(4) Subsequent to March 31, 2014, the Company and the borrower under the University House First Mortgage entered into a loan modification agreement to extend the maturity date to July, 1, 2014. There were no other material changes to the terms of the loan as a result of this agreement.
The following summarizes the activity related to the real estate loan receivable for the three months ended March 31, 2014 (in thousands):

Real estate loan receivable - December 31, 2013	$21,893
Accretion of closing costs and origination fees on real estate loan receivable, net	107
Real estate loan receivable - March 31, 2014	$22,000
For the three months ended March 31, 2014 and 2013, interest income from real estate loan receivable consisted of the following (in thousands):

	Three Months Ended March 31,
	2014	2013
Contractual interest income (including deferred interest)	$605	$1,064
Accretion of closing costs and origination fees, net	107	56
Interest accretion	—	409
Interest income from real estate loans receivable	$712	$1,529

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2014
(unaudited)

7.	REAL ESTATE SECURITIES
As of March 31, 2014, the Company had invested in CMBS as follows (dollars in thousands):

Description	Credit Rating	Scheduled Maturity	Coupon Rate	Face Amount	Amortized Cost Basis	Unrealized Gains (Losses)	Fair Value
CMBS	AAA	05/10/2043	4.54%	$19	$19	$—	$19
As of March 31, 2014, the Company determined the fair value of its CMBS to be $19,000, resulting in unrealized gains of $9,000 for the three months ended March 31, 2014. During the three months ended March 31, 2014, the Company did not recognize any other-than-temporary impairments on its real estate securities. It is difficult to predict the timing or magnitude of other-than-temporary impairments and significant judgments are required in determining impairments, including, but not limited to, assumptions regarding estimated prepayments, gains, losses and changes in interest rates. As a result, actual realized gains or losses could materially differ from these estimates.
The following summarizes the activity related to real estate securities for the three months ended March 31, 2014 (in thousands):

	Amortized Cost Basis	Unrealized Gain (Loss)	Total
Real estate securities - December 31, 2013	$342	$(9)	$333
Principal repayments received on real estate securities	(314)	—	(314)
Unrealized gains	—	9	9
Amortization of premium on securities	(9)	—	(9)
Real estate securities - March 31, 2014	$19	$—	$19
For the three months ended March 31, 2014 and 2013, the Company recognized $(7,000) and $35,000 of interest income from real estate securities, net of amortization of premium, which is recorded as other operating income on the Company’s consolidated income statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2014
(unaudited)

8.	REAL ESTATE HELD FOR SALE AND DISCONTINUED OPERATIONS
The Company early adopted ASU 2014-08 for the reporting period beginning January 1, 2014. As a result of the adoption of ASU 2014-08, properties that are classified as held for sale in the ordinary course of business on or subsequent to January 1, 2014 would generally be included in continuing operations on the Company’s consolidated statements of operations. Properties that were classified as held for sale in financial statements previously issued will remain in discontinued operations on the Company’s consolidated statements of operations. Prior to the adoption of ASU 2014-08, the operations of properties held for sale or to be disposed of and the aggregate net gains recognized upon their disposition are presented as discontinued operations in the accompanying consolidated statements of operations for all periods presented. The operations of properties held for sale or to be disposed of and the aggregate net gains recognized upon their disposition are presented as discontinued operations in the accompanying consolidated statements of operations for all periods presented. During the year ended December 31, 2013, the Company disposed of three office buildings and one industrial/flex property, all of which are included in discontinued operations on the Company’s consolidated statements of operations. During the three months ended March 31, 2014, the Company did not dispose of any real estate properties and no properties were classified as held for sale as of March 31, 2014. The following table summarizes operating income from discontinued operations for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Total revenues and other income	$—	$507
Total expenses	13	1,204
Loss from discontinued operations before gain on sales of real estate	(13)	(697)
Gain on sales of real estate, net	—	4,225
Total (loss) income from discontinued operations	$(13)	$3,528

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2014
(unaudited)

9.	NOTES AND BOND PAYABLE
As of March 31, 2014 and December 31, 2013, the Company’s notes and bond payable consisted of the following (dollars in thousands):

	Book Value as of March 31, 2014	Book Value as of December 31, 2013	Contractual Interest Rate as of March 31, 2014 (1)	Effective Interest Rate at March 31, 2014 (1)	Payment Type	Maturity Date (2)
Richardson Portfolio Mortgage Loan (3)	$32,792	$31,566	(3)	6.25%	Interest Only	11/30/2015
Bellevue Technology Center Mortgage Loan (4)	47,408	47,408	One-Month LIBOR + 2.25%	2.40%	Interest Only	03/01/2017
Portfolio Revolving Loan Facility (5)	4,156	3,379	One-Month LIBOR + 2.25%	2.40%	Interest Only	05/01/2017
Portfolio Mortgage Loan (6)	86,244	82,766	One-Month LIBOR + 2.50%	2.65%	Interest Only	07/01/2017
1635 N. Cahuenga Mortgage Loan (7)	4,650	4,650	One-Month LIBOR + 2.35%	2.50%	Interest Only	08/01/2016
Burbank Collection Mortgage Loan (8)	8,200	8,200	One-Month LIBOR + 2.35%	2.54%	Interest Only	09/30/2016
50 Congress Mortgage Loan (9)	26,535	26,535	One-Month LIBOR + 1.90%	2.05%	Interest Only	10/01/2017
1180 Raymond Bond Payable	7,050	7,085	6.50%	6.50%	Principal & Interest	09/01/2036
Central Building Mortgage Loan (10)	24,100	24,100	One-Month LIBOR + 1.75%	1.90%	Interest Only	11/13/2018
Maitland Promenade II Mortgage Loan (11)	20,182	20,182	One-Month LIBOR + 2.90%	3.25%	Interest Only	01/01/2017
Westmoor Center Mortgage Loan (12)	54,880	—	One-Month LIBOR + 2.25%	2.40%	Interest Only	02/01/2018
Plaza Buildings Senior Loan (13)	108,000	—	One-Month LIBOR + 1.90%	2.05%	Interest Only	01/14/2017
Plaza Buildings Mezzanine Loan (14)	25,000	—	(14)	8.10%	Interest Only	01/14/2017
424 Bedford Mortgage Loan (15)	26,231	—	3.91%	3.91%	Principal & Interest	10/01/2022
Total Notes and Bond Payable principal outstanding	475,428	255,871
Net Premium/Discount on Notes and Bond Payable (16)	14	1,549
Total Notes and Bond Payable, net	$475,442	$257,420
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of March 31, 2014. Effective interest rate is calculated as the actual interest rate in effect as of March 31, 2014 (consisting of the contractual interest rate and contractual floor rates), using interest rate indices at March 31, 2014, where applicable.
(2) Represents the initial maturity date or the maturity date as extended as of March 31, 2014; subject to certain conditions, the maturity dates of certain loans may be extended beyond the date shown.
(3) The Richardson Portfolio Mortgage Loan is comprised of an Initial Funding of $24.3 million and a Holdback of $8.5 million. As of March 31, 2014, the outstanding principal balance was $32.8 million and $7.1 million of the Holdback remains available for future disbursements, subject to certain conditions set forth in the loan agreement. Interest on the Initial Funding is calculated at a fixed rate of 6.25% during the initial term of the loan. Interest on the Holdback is calculated at a variable annual rate of 400 basis points over three-month LIBOR, but at no point shall the interest rate be less than 6.25%. On April 28, 2014, the Richardson Portfolio Mortgage Loan was refinanced, see Note 16, “Subsequent Events - Financing Subsequent to March 31, 2014 - Richardson Portfolio Mortgage Loan Refinance” for more information.
(4) As of March 31, 2014, $47.4 million had been disbursed to the Company and the remaining $5.6 million is available for future disbursements to be used for tenant improvements, leasing commissions and capital improvements, subject to certain conditions contained in the loan documents. Monthly payments are initially interest only. Beginning March 1, 2016, monthly payments also include principal amortization payments of up to $60,000 per month.
(5) The Portfolio Revolving Loan Facility is secured by the 1800 West Loop Building and the Iron Point Business Park. The Portfolio Revolving Loan Facility is comprised of $59.5 million of revolving debt and $13.0 million of non-revolving debt available to be used for tenant improvements, leasing commissions and capital improvements, subject to certain terms and conditions contained in the loan documents. As of March 31, 2014, $4.2 million of the non-revolving debt had been disbursed to the Company and the remaining $59.5 million of revolving debt and $8.8 million of non-revolving debt is available for future disbursements, subject to certain conditions contained in the loan documents. Monthly payments are initially interest only. Beginning June 1, 2016, and to the extent that there are amounts outstanding under the non-revolving portion of the loan, monthly payments will include interest and principal amortization payments of up to $80,000 per month.
(6) As of March 31, 2014, $86.2 million had been disbursed to the Company with $21.4 million of debt available for future disbursements to be used for tenant improvements, leasing commissions and capital improvements, subject to certain terms and conditions contained in the loan documents. Monthly payments are initially interest only. Beginning July 1, 2016, monthly payments will include principal and interest with principal payments calculated using an amortization schedule of 30 years and an assumed annual interest rate of 6.0%.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2014
(unaudited)

(7) The Company owns a 70% equity interest in the joint venture that owns the 1635 N. Cahuenga Building. As of March 31, 2014, $4.7 million had been disbursed and $2.0 million remains available for future disbursements, subject to certain terms and conditions contained in the loan documents. Monthly payments are initially interest only. Beginning August 1, 2015, monthly payments will also include principal amortization payments of $7,000 per month with the remaining principal balance and all accrued and unpaid interest and fees due at maturity.
(8) The Company owns a 90% equity interest in the joint venture that owns the Burbank Collection. As of March 31, 2014, $8.2 million had been disbursed $3.0 million remains available for future disbursements, subject to certain terms and conditions contained in the loan documents.
(9) As of March 31, 2014, $26.5 million of the 50 Congress Mortgage Loan was funded and $6.3 million remains available, $3.3 million of which is available for future disbursements to be used for tenant improvements, leasing commissions and capital improvements at 50 Congress and $3.0 million of which is available through October 1, 2016, subject to certain terms and conditions contained in the loan documents. Monthly payments are initially interest only. Beginning November 1, 2016, monthly payments will also include principal amortization payments of $32,000 per month with the remaining principal balance and all accrued and unpaid interest and fees due at maturity.
(10) As of March 31, 2014, $24.1 million of the Central Building Mortgage Loan was funded, and $3.5 million remains available for future disbursements to be used for tenant improvements, leasing commissions and capital improvements, subject to certain terms and conditions contained in the loan documents.
(11) As of March 31, 2014, $20.2 million of the Maitland Promenade II Mortgage Loan was funded and $2.8 million remains available for future disbursements to be used for tenant improvements, leasing commissions, capital improvements and interest shortfalls, subject to certain terms and conditions contained in the loan documents. Interest on the loan is calculated at a variable annual rate of 290 basis points over one-month LIBOR, but at no point shall the interest rate be less than 3.25%. Beginning February 1, 2016, monthly payments will include principal and interest with principal payments calculated using an amortization schedule of 30 years. Monthly payments are initially interest only.
(12) See “- Recent Transactions - Westmoor Center First Mortgage Loan” below.
(13) See “- Recent Transactions - Plaza Buildings Mortgage Loan” below.
(14) See “- Recent Transactions - Plaza Buildings Mezzanine Loan” below.
(15) See “- Recent Transactions - 424 Bedford Mortgage Loan” below.
(16) Represents the unamortized premium/discount on notes and bond payable due to the above- and below-market interest rates when the debt was assumed. The discount/premium is amortized over the remaining life of the notes and bond payable.
During the three months ended March 31, 2014 and 2013, the Company incurred $3.4 million and $0.7 million of interest expense, respectively. Included in interest expense for the three months ended March 31, 2014 and 2013 was $0.6 million and $0.1 million of amortization of deferred financing costs, respectively. Additionally, during the three months ended March 31, 2014, the Company capitalized $0.5 million of interest to its investments in undeveloped land. As of March 31, 2014 and December 31, 2013, the Company’s deferred financing costs were $7.2 million and $5.0 million, respectively, net of amortization, and are included in prepaid expenses and other assets on the accompanying consolidated balance sheets. As of March 31, 2014 and December 31, 2013, the Company’s interest payable was $1.1 million and $0.5 million, respectively.
The following is a schedule of maturities, including principal amortization payments, for all notes and bond payable outstanding as of March 31, 2014 (in thousands):

April 1, 2014 through December 31, 2014	$1,248
2015	34,502
2016	17,640
2017	316,592
2018	80,176
Thereafter	25,270
$475,428
The Company’s notes payable contain financial debt covenants. As of March 31, 2014, the Company was in compliance with all of these debt covenants.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2014
(unaudited)

Recent Transactions
Westmoor Center Mortgage Loan
On January 8, 2014, the Company, through an indirect wholly owned subsidiary, entered into a four-year secured mortgage loan with an unaffiliated lender for borrowings of up to $62.0 million secured by Westmoor Center (the “Westmoor Center Mortgage Loan”). On January 8, 2014, $54.9 million of the Westmoor Center Mortgage Loan was funded and the remaining $7.1 million was available for future disbursements to be used for tenant improvements and leasing commissions, subject to certain terms and conditions contained in the loan documents. The Westmoor Center Mortgage Loan matures on February 1, 2018, with an option to extend the maturity date to February 1, 2019, subject to certain other terms and conditions contained in the loan documents. The Westmoor Center Mortgage Loan bears interest at a floating rate of 225 basis points over one-month LIBOR. Monthly payments are initially interest only. Beginning March 1, 2017, monthly payments include principal and interest with principal payments calculated using an amortization schedule of 30 years and an annual interest rate of 6.5% with the remaining principal balance and all accrued and unpaid interest and fees due at maturity. The Company will have the right to prepay the loan in whole at any time or in part from time to time, subject to the payment of certain losses or expenses potentially incurred by the lender as a result of the prepayment and subject to certain other conditions contained in the loan documents.
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
Plaza Buildings Senior Loan
On January 14, 2014, in connection with the Company’s acquisition of the Plaza Buildings, the Company’s wholly owned subsidiary through which it owns the Plaza Buildings (the “Plaza Building Owner”) entered into a three-year secured mortgage loan with an unaffiliated lender for borrowings of up to $111.0 million secured by the Plaza Buildings (the “Plaza Buildings Mortgage Loan”). On January 14, 2014, $108.0 million of the Plaza Buildings Mortgage Loan was funded and the remaining $3.0 million was available for future disbursements to be used for capital improvements, tenant improvements and leasing commissions, subject to certain terms and conditions contained in the loan documents. The Plaza Buildings Mortgage Loan matures on January 14, 2017, with two options to extend the maturity date to January 14, 2018 and January 14, 2019, subject to certain other terms and conditions contained in the loan documents. The Plaza Buildings Mortgage Loan bears interest at a floating rate of 190 basis points over one-month LIBOR. Monthly payments are initially interest only. Beginning with the February 2016 payment, monthly payments may include principal and interest, with principal payments calculated using an amortization schedule of 30 years and an annual interest rate of 6.5%. Any remaining principal balance and all accrued and unpaid interest and fees will be due at maturity. The Plaza Building Owner will have the right to prepay the loan in whole at any time or in part from time to time, subject to the payment of an exit fee for prepayments made prior to July 14, 2015 and subject to certain other conditions contained in the loan documents.
KBS SOR Properties provided a limited guaranty of the Plaza Buildings Mortgage Loan with respect to certain potential deficiencies, losses or damages suffered by the lender resulting from certain intentional acts committed by the Plaza Building Owner, KBS SOR Properties, the Company or its affiliates in violation of the loan documents. KBS SOR Properties also provided a guaranty of the principal balance and any interest or other sums outstanding under the Plaza Buildings Mortgage Loan in the event of certain bankruptcy or insolvency proceedings involving the borrower.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2014
(unaudited)

Plaza Buildings Mezzanine Loan
On January 14, 2014, in connection with the Company’s acquisition of the Plaza Buildings, through an indirect wholly owned subsidiary which owns the equity interests in the Plaza Buildings Owner, the Company entered into a three-year mezzanine loan with an unaffiliated lender for borrowings of up to $30.0 million secured by the equity interests in the Plaza Buildings Owner (the “Plaza Buildings Mezzanine Loan”). On January 14, 2014, $25.0 million of the Plaza Buildings Mezzanine Loan was funded and the remaining $5.0 million was available for future disbursements to be used for tenant improvements and leasing commissions, subject to certain terms and conditions contained in the loan documents. The Plaza Buildings Mezzanine Loan matures on January 14, 2017, with two options to extend the maturity date to January 14, 2018 and January 14, 2019, subject to the concurrent extension of the Plaza Building Mortgage Loan and certain other terms and conditions contained in the loan documents. The Plaza Buildings Mezzanine Loan bears interest at a floating rate of 785 basis points over one-month LIBOR, but at no point shall the interest rate be less than 8.10%. The Company may have the right to prepay the Plaza Buildings Mezzanine Loan under certain circumstances and subject to certain conditions contained in the loan documents.  Prepayments made prior to July 14, 2015 will be subject to the payment of an exit fee.
424 Bedford Mortgage Loan
On November 12, 2013, the Company, through an indirect wholly owned subsidiary, and EE 424 Bedford OM, LLC, entered into a joint venture agreement (the “424 Bedford Joint Venture”), and on January 31, 2014, the 424 Bedford Joint Venture acquired a 66 unit apartment building in Brooklyn, New York. The Company owns a 90% equity interest in the 424 Bedford Joint Venture. In connection with the acquisition, the 424 Bedford Joint Venture assumed a mortgage loan with a face amount of $26.3 million (the “424 Bedford Mortgage Loan”) bearing interest at a fixed rate of 3.91% per annum and maturing on October 1, 2022. Monthly payments will include principal and interest, with principal payments calculated using an amortization schedule of 30 years. The Company may have the right to prepay the Plaza Buildings Mezzanine Loan under certain circumstances and subject to certain conditions contained in the loan documents.  Prepayments made prior to June 30, 2022 will be subject to the payment of an exit fee. The Company recorded the 424 Bedford Mortgage Loan at an estimated fair value of $24.8 million, resulting in a discount on note payable assumed due to a below-market interest rate of $1.5 million.

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
March 31, 2014
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
Real estate loan receivable: The Company’s real estate loan receivable is presented in the accompanying consolidated balance sheets at its amortized cost net of recorded loan loss reserves and not at fair value. The fair values of real estate loans receivable are estimated using an internal valuation model that considers the expected cash flows for the loans, underlying collateral values (for collateral dependent loans) and estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements. The Company classifies these inputs as Level 3 inputs.
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
The following were the face values, carrying amounts and fair values of the Company’s financial instruments as of March 31, 2014 and December 31, 2013, which carrying amounts do not approximate the fair values (in thousands):

	March 31, 2014			December 31, 2013
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Real estate loans receivable	$22,000	$22,000	$22,111	$22,000	$21,893	$22,000
Financial liabilities:
Notes and bond payable	$475,428	$475,442	$479,757	$255,871	$257,420	$258,876

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2014
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
Assets and Liabilities Recorded at Fair Value
During the three months ended March 31, 2014, the Company measured the following assets and liabilities at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
CMBS	$19	$—	$19	$—
Nonrecurring Basis (1):
424 Bedford Mortgage Loan	$(24,793)	$—	$—	$(24,793)
_____________________
(1) Amounts reflect the fair values of the assets and liabilities at the time each event occurred.
The Company estimated the fair value of the 424 Bedford Mortgage Loan by performing a discounted cash flow analysis and the discount rate applied to future estimated debt payments was 4.80%.

11.	RELATED PARTY TRANSACTIONS
The Advisory Agreement entitles the Advisor to specified fees upon the provision of certain services with regard to the investment of funds in real estate and real estate-related investments and the disposition of real estate and real estate-related investments (including the discounted payoff of non-performing loans) among other services, as well as reimbursement of certain costs incurred by the Advisor in providing services to the Company. The Company also entered into a fee reimbursement agreement (the “AIP Reimbursement Agreement”) with KBS Capital Markets Group LLC, the dealer manager for the Company’s initial public offering (the “Dealer Manager”), pursuant to which the Company agreed to reimburse the Dealer Manager for certain fees and expenses it incurs for administering the Company’s participation in the Depository Trust & Clearing Corporation Alternative Investment Product Platform with respect to certain accounts of the Company’s investors serviced through the platform. The Advisor and Dealer Manager also serve as the advisor and dealer manager, respectively, for KBS Real Estate Investment Trust, Inc. (“KBS REIT I”), KBS Real Estate Investment Trust II, Inc. (“KBS REIT II”), KBS Real Estate Investment Trust III, Inc. (“KBS REIT III”), KBS Legacy Partners Apartment REIT, Inc. (“KBS Legacy Partners Apartment REIT”) and KBS Strategic Opportunity REIT II, Inc. (“KBS Strategic Opportunity REIT II”).
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
During the three months ended March 31, 2014 and 2013, no other transactions occurred between the Company and these other KBS-sponsored programs.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2014
(unaudited)

Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three months ended March 31, 2014 and 2013, respectively, and any related amounts payable as of March 31, 2014 and December 31, 2013 (in thousands):

	Incurred		Payable as of
	Three Months Ended March 31,		March 31,	December 31,
	2014	2013	2014	2013
Expensed
Asset management fees (1)	$1,609	$764	$—	$—
Real estate acquisition fees	2,273	758	—	—
Reimbursable operating expenses (2)	31	25	—	—
Disposition fees (3)	—	77	—	—

Capitalized
Acquisition and origination fees on real estate loans receivable	—	220	—	—
	$3,913	$1,844	$—	$—
_____________________
(1) Amounts include asset management fees from discontinued operations.
(2) The Advisor may seek reimbursement for certain employee costs under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $31,000 and $25,000 for the three months ended March 31, 2014 and 2013, respectively, and were the only employee costs reimbursed under the Advisory Agreement during these periods. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers.
(3) Disposition fees with respect to real estate sold are included in the gain on sales of real estate in the accompanying consolidated statements of operations.

12.	INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
As of March 31, 2014 and December 31, 2013, the Company’s investments in unconsolidated joint ventures were composed of the following (dollars in thousands):

				Investment Balance at
Joint Venture	Number of Properties	Location	Ownership %	March 31, 2014	December 31, 2013
NIP Joint Venture	23	Various	Less than 5.0%	$7,484	$7,484
110 William Joint Venture	N/A	N/A	60.0%	8,686	8,854
				$16,170	$16,338
Investment in National Industrial Portfolio Joint Venture
On May 18, 2012, the Company, through an indirect wholly owned subsidiary, entered into a joint venture (the “NIP Joint Venture”) with OCM NIP JV Holdings, L.P. and HC KBS NIP JV, LLC (“HC-KBS”). The NIP Joint Venture owns 23 industrial properties and a master lease with respect to another industrial property encompassing 11.4 million square feet. The Company made an initial capital contribution of $8.0 million which represents less than a 5.0% ownership interest in the NIP Joint Venture as of March 31, 2014. The Company has virtually no influence over the NIP Joint Venture’s operations, financial policies or decision making. Accordingly, the Company has accounted for its investment in the NIP Joint Venture under the cost method of accounting. Income, losses and distributions from the NIP Joint Venture are generally allocated among the members based on their respective equity interests.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2014
(unaudited)

KBS REIT I, an affiliate of the Advisor, is a member of HC-KBS and has a participation interest in certain future potential profits generated by the NIP Joint Venture.  However, KBS REIT I does not have any equity interest in the NIP Joint Venture. None of the other joint venture partners are affiliated with the Company or the Advisor.
As of March 31, 2014 and December 31, 2013, the book value of the Company’s investment in the NIP Joint Venture was $7.5 million. During the three months ended March 31, 2014 and 2013, the Company did not receive any distributions related to its investment in the NIP Joint Venture.
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
As of March 31, 2014 and December 31, 2013, the book value of the Company’s investment in the 110 William Joint Venture was $8.7 million and $8.9 million, respectively. During the three months ended March 31, 2014, the Company recognized an equity in loss of unconsolidated joint venture of $0.2 million related to its share of certain general and administrative expenses incurred by the 110 William Joint Venture. On May 2, 2014, the 110 William Joint Venture acquired 110 William Street, see Note 16, “Subsequent Events - Investment and Financings Subsequent to March 31, 2014.”

13.	UNAUDITED PRO FORMA FINANCIAL INFORMATION
The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the three months ended March 31, 2014 and 2013. The Company acquired one office property and one apartment property during the three months ended March 31, 2014, which were accounted for as business combinations. The following unaudited pro forma information for the three months ended March 31, 2014 and 2013 has been prepared to give effect to the acquisition of the Plaza Buildings as if the acquisition had occurred on January 1, 2013. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had the acquisition occurred on this date, nor does it purport to predict the results of operations for future periods (in thousands, except share and per share amounts).

	For the Three Months Ended March 31,
	2014	2013
Revenues	$25,105	$13,881
Depreciation and amortization	$11,922	$5,479
Net (loss) income attributable to common stockholders	$(7,551)	$841
Net (loss) income per common share, basic and diluted	$(0.13)	$0.01
Weighted-average number of common shares outstanding, basic and diluted	59,553,656	59,553,656
The unaudited pro forma information for the three months ended March 31, 2014 was adjusted to exclude $2.1 million of acquisition costs incurred in 2014 in connection with the acquisition of the above property.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2014
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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Although there can be no assurance, the Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations as of March 31, 2014. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities.
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

15.	EARNINGS PER SHARE
The following table presents the computation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2014	2013
Numerator
Loss from continuing operations	$(9,881)	$(1,787)
Loss from continuing operations attributable to noncontrolling interests	277	68
Loss from continuing operations attributable to common stockholders	(9,604)	(1,719)
Total (loss) income from discontinued operations	(13)	3,528
Total loss (income) from discontinued operations attributable to noncontrolling interests	—	(398)
Total (loss) income from discontinued operations attributable to common stockholders	(13)	3,130
Net (loss) income attributable to common stockholders	$(9,617)	$1,411

Denominator
Weighted-average number of common shares outstanding, basic and diluted	59,593,935	58,125,081

Basic and diluted (loss) income per common share:
Continuing operations	$(0.16)	$(0.03)
Discontinued operations	—	0.05
Net (loss) income per common share	$(0.16)	$0.02

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2014
(unaudited)

16.	SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Distribution Declared
On May 8, 2014, the Company’s board of directors authorized a distribution in the amount of $0.056096 per share of common stock to stockholders of record as of the close of business on June 16, 2014. The Company expects to pay this distribution on June 23, 2014. The distribution will be paid in cash or, for investors enrolled in the Company’s dividend reinvestment plan, reinvested in additional shares. The board of directors will declare distributions from time to time based on the Company’s income, cash flow and investing and financing activities. As such, the Company can give no assurances as to the timing, amount or notice with respect to any future distribution declarations.
Distributions Paid
On April 15, 2014, the Company paid distributions of $2.9 million, which related to distributions declared for stockholders of record as of the close of business on March 31, 2014.
Investment and Financings Subsequent to March 31, 2014
Investment in 110 William Joint Venture
On May 2, 2014, the 110 William Joint Venture acquired 110 William Street. The seller is not affiliated with the 110 William Joint Venture, the Company or the Advisor. 110 William Street was built in stages in 1918 and 1959 and renovated in 2006. At acquisition, 110 William Street was 97% leased to 33 tenants.
The contractual purchase price of 110 William Street was $261.1 million plus closing costs. The 110 William Joint Venture funded the purchase of 110 William Street through the assumption of an existing first mortgage loan from an unaffiliated lender (the “110 William Street Mortgage Loan”), through the assumption of an existing mezzanine loan from an unaffiliated lender (the “110 William Street Mezzanine Loan”) and with contributions from the 110 William Joint Venture members. The Company used cash on hand to fund its contribution to the 110 William Joint Venture in connection with the acquisition of 110 William Street.
The Company owns a 60% equity interest in the 110 William Joint Venture. The 110 William JV Partner is the managing member of the 110 William Joint Venture; however, its authority is limited, as the Company, as co-managing member, must give approval for any major decisions involving the 110 William Joint Venture or 110 William Street. Income, losses and distributions are generally allocated based on the members’ respective equity interests.
110 William Mortgage Loan
On May 2, 2014, in connection with the acquisition of 110 William Street, the 110 William Joint Venture assumed the 110 William Mortgage Loan with a face amount of $141.5 million bearing interest at a fixed rate of 4.8% per annum and maturing on July 6, 2017. Monthly payments are initially interest only. Beginning with the August 2014 payment, monthly payments will include principal and interest at a constant monthly payment of $740,948. Any remaining principal balance and all accrued and unpaid interest and fees will be due at maturity. The 110 William Joint Venture will have the right to prepay the loan in whole after March 2017 with 30 days’ prior notice, subject to the payment of a yield maintenance premium and certain other conditions contained in the loan documents. The lender under the 110 William Mortgage Loan is U.S. Bank National Association. The lender is unaffiliated with the 110 William Joint Venture, the Company or the Advisor.
In connection with the assumption of the 110 William Mortgage Loan, the 110 William Joint Venture also assumed a cash management agreement whereby all revenues generated by 110 William Street are to be deposited into various reserve accounts to be used for certain operating and capital expenditures related to 110 William Street.  The cash sweep provision of the cash management agreement is in effect through July 2016; however, under certain circumstances, the cash sweep provision may cease to be applicable prior to July 2016.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2014
(unaudited)

110 William Mezzanine Loan
On May 2, 2014, in connection with the acquisition of 110 William Street, the 110 William Joint Venture assumed the 110 William Mezzanine Loan with a face amount of $20.0 million bearing interest at a fixed rate of 9.5% per annum and maturing on July 6, 2017. Monthly payments are interest only. The 110 William Joint Venture will have the right to prepay the loan in whole after March 2017 with 30 days’ prior notice, subject to the payment of a yield maintenance premium and certain other conditions contained in the loan documents. The lenders under the 110 William Mezzanine Loan are Pearlmark Mezzanine Realty Partners III, LLC and TMRP Co-Investment, LLC. The lenders are unaffiliated with the 110 William Joint Venture, the Company or the Advisor.
Richardson Portfolio Mortgage Loan Refinance
On April 28, 2014, the joint venture that owns the Richardson Portfolio entered into a three-year secured mortgage loan with Wells Fargo Bank, National Association, an unaffiliated lender, for borrowings of up to $41.5 million secured by the Richardson Portfolio (the “Richardson Portfolio Mortgage Loan Refinance”). The Company owns a 90% equity interest in the joint venture that owns the Richardson Portfolio. At closing, $38.0 million had been disbursed to the joint venture with the remaining $3.5 million available for future disbursements during the first 24 months of the loan term, subject to certain terms and conditions contained in the loan documents. The Richardson Portfolio Mortgage Loan Refinance matures on May 1, 2017, with two one-year extension options, subject to certain conditions contained in the loan documents and the payment of an extension fee.  The Richardson Portfolio Mortgage Loan Refinance bears interest at a floating rate of 2.1% over one-month LIBOR. Monthly payments are initially interest only. Beginning June 2015, monthly payments include principal and interest with principal payments of up to approximately $64,000 per month. The joint venture has the right to prepay the loan in whole or in part at any time on or after May 1, 2015, subject to certain conditions and the payment of a prepayment premium for any prepayment made before May 1, 2016 and certain expenses potentially incurred by the lender as a result of the prepayment as described in the loan documents.
KBS SOR Properties provided a limited guaranty of the Richardson Portfolio Mortgage Loan Refinance with respect to certain potential deficiencies, losses or damages suffered by the lender resulting from certain intentional acts committed by the joint venture that owns the Richardson Portfolio, KBS SOR Properties, the Company or its affiliates in violation of the loan documents. KBS SOR Properties also provided a guaranty of the principal balance and any interest or other sums outstanding under the Richardson Portfolio Mortgage Loan Refinance in the event of certain bankruptcy or insolvency proceedings involving the joint venture or KBS SOR Properties.

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

All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission (the “SEC”).
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
On January 8, 2009, we filed a registration statement on Form S‑11 with the SEC to offer a minimum of 250,000 shares and a maximum of 140,000,000 shares of common stock for sale to the public, of which 100,000,000 shares were registered in our primary offering and 40,000,000 shares were registered under our dividend reinvestment plan. We ceased offering shares of common stock in our primary offering on November 14, 2012. We sold 56,584,976 shares of common stock in the primary offering for gross offering proceeds of $561.7 million. We continue to offer shares of common stock under the dividend reinvestment plan. As of March 31, 2014, we had sold 3,080,970 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $29.3 million. Also as of March 31, 2014, we had redeemed 408,533 of the shares sold in our offering for $3.8 million. Additionally, on December 29, 2011 and October 23, 2012, we issued 220,994 shares and 55,249 shares of common stock, respectively, for $2.0 million and $0.5 million, respectively, in private transactions exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.
As of March 31, 2014, we owned 13 office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 43 acres of undeveloped land, one office portfolio consisting of three office properties, one retail property, two apartment properties, two investments in undeveloped land encompassing an aggregate of 1,670 acres, one investment in CMBS, one first mortgage loan and two investments in unconsolidated joint ventures.
Market Outlook – Real Estate and Real Estate Finance Markets
The following discussion is based on management’s beliefs, observations and expectations with respect to the real estate and real estate finance markets.
In the wake of the sub-par recovery of the U.S. economy, and despite recent improvements regarding the pace of job growth, concerns persist regarding income growth and the overall economic health of domestic consumers, businesses and governments. The federal government has employed an array of fiscal and monetary policies to attempt to help get the U.S. economy onto a sound and sustainable growth path. The road to recovery has been anything but smooth, but early estimates indicate that the second half of 2013 saw U.S. GDP increase by over 3%.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Federal Reserve has maintained an accommodative monetary policy since the introduction of quantitative easing (“QE”) in October of 2008. The Federal Reserve has injected trillions of U.S. dollars into the global financial markets through the purchases of U.S. treasury bonds and mortgage backed securities. At this point in time, it is unclear what the final cost or impact of this program will be. In December 2013, the speculation as to the possible end of QE programs was finally ended with the announcement by the Federal Reserve of the tapering of government purchases of U.S. treasury securities and U.S. agency mortgages. The tapering of these purchases led to increased volatility in the emerging markets which has, in turn, triggered a global repricing of financial assets that has impacted stocks, bonds (both corporate and sovereign) and currencies.
Despite cuts to federal government spending, U.S. GDP has continued to grow at a moderate level. In the third quarter of 2013, U.S. GDP increased at an annual rate of 4.1% and the third estimate of fourth quarter 2013 reflects an annual rate increase in U.S. GDP of 2.6%. A combination of pent-up U.S. consumer demand and global demand for U.S. equipment, machinery and airplanes has contributed to the strong growth.
The U.S. dollar has remained a safe haven currency and the U.S. commercial property markets have benefited from an inflow of foreign capital. Gateway markets such as New York City and San Francisco continue to benefit from a strong bid for commercial properties. Over the past two years, transaction volumes increased and the re-emergence of the CMBS market and the availability of debt capital have contributed to the ongoing economic recovery. This trend continued into 2014 and the U.S. commercial real estate market gained favor as an alternative investment. Looking forward, however, the recovery in commercial real estate is expected to remain uneven across geographies and among property types.
The U.S. residential real estate market has been recovering. Low interest rates, pent-up demand from the consumer sector and the introduction of institutional investors in the form of buy-to-rent portfolios have all contributed to a broad recovery of home prices. Some markets have recovered to pre-recession levels, but the majority of U.S. housing markets still have not recaptured the equity lost as a result of the recent recession, which weighs on consumer confidence. Impediments to a continued recovery in this market include rising interest rates, more stringent underwriting standards for borrowers and a potential slowdown in demand by institutional investors. In addition, as referenced above, the Federal Reserve’s QE program, which peaked at $85 billion a month in purchases of long-term treasury securities and mortgage backed securities, is slowly being scaled down. It is anticipated that the removal of the Federal Reserve’s purchases in the mortgage backed securities market will contribute to increases in the cost of future mortgage financing.
In Europe, concerns remain regarding the economic burden of sovereign debt and the pace of economic recovery. Some European banks hold material quantities of sovereign debt on their balance sheets. The possible default or restructuring of the sovereign debt obligations of certain European Union countries and the resulting potential negative impact on the global financial markets remain of concern. The uncertainty surrounding the size of the problem and how regulators and governments intend to remedy the situation has caused many investors to reassess their pricing of sovereign risks. Most recently, Europe has benefited from the emerging markets investor exodus and the yields on almost all European sovereign debt have declined.
Europe’s gain has come at the cost of emerging market countries such as South Africa, Turkey and Argentina. Capital outflows destabilized local markets for most of 2013, as investors struggled with the implications of the end of QE programs.
The global rating agencies continue to be vigilant in their analysis of the health of the global financial markets. In November 2012, Moody’s downgraded France’s sovereign debt rating to Aa1 from AAA and, in February 2013, Moody’s downgraded the U.K. government debt to Aa1 from AAA as well. In the past two years, Asia also has seen a number of ratings downgrades, with Fitch downgrading Japan to A+ in May of 2012 and China to A+ in April of 2013. The global ratings agencies continue to have a number of sovereign issuers on negative watch as governments have struggled to resolve their budget issues and face growing debt obligations. Beginning in late 2013, these credit issues shifted away from the European sovereign credits to Asia and to some emerging market nations. such as Turkey, Russia, South America, Brazil and Argentina.
Overall, despite indications of recovery both in the United States and abroad, uncertainties abound. China’s export-based economy slowed and Japan embarked upon a large scale QE program of its own in 2013. In the United States, the Federal Reserve announced the tapering of the current QE program which, when combined with the adversarial political climate at the federal level, has led to high levels of uncertainty and increased volatility in the capital markets. In the short-term, these conditions are expected to continue and, combined with a challenging macro-economic environment, may interfere with the implementation of our business strategy and/or force us to modify it.

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
We sold 56,584,976 shares of common stock in the primary portion of our initial public offering for gross offering proceeds of $561.7 million. We ceased offering shares in the primary portion of our initial public offering on November 14, 2012. We continue to offer shares of common stock under the dividend reinvestment plan. As of March 31, 2014, we had sold 3,080,970 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $29.3 million.  To date, we have invested the proceeds from our initial public offering in real estate and real estate-related investments and we anticipate making more investments in the future to the extent we have sufficient cash on hand for any such investments. We intend to use our cash on hand, proceeds from debt financing, cash flow generated by our real estate operations and real estate-related investments, proceeds from our dividend reinvestment plan and principal repayments on our real estate loans receivable as our primary sources of immediate and long-term liquidity.
Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures and corporate general and administrative expenses.  Cash flow from operations from our real estate investments is primarily dependent upon the occupancy levels of our properties, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures.  As of March 31, 2014, our office and retail properties were collectively 75% occupied and our apartment properties were collectively 78% occupied.
Our real estate-related debt securities generate cash flow in the form of interest income. Cash flows from operations from our real estate-related debt securities are primarily dependent on the operating performance of the underlying collateral and the borrower’s ability to make its debt service payments.
Investments in real estate-related loans generate cash flow in the form of interest income, which are reduced by loan service fees, asset management fees and corporate general and administrative expenses. As of March 31, 2014, we had one real estate loan receivable outstanding with a total book value of $22.0 million. The borrower under our real estate loan receivable was current on all contractual debt service payments.
As of March 31, 2014, we had outstanding debt obligations in the aggregate principal amount of $475.4 million, all of which mature between 2015 and 2036. As of March 31, 2014, we had $59.5 million of unrestricted secured revolving debt available for future disbursements under a portfolio loan facility, subject to certain conditions set forth in the loan agreement.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the Conflicts Committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expense reimbursements for the four fiscal quarters ended March 31, 2014 did not exceed the charter imposed limitation.
For the three months ended March 31, 2014, our cash needs for acquisitions, capital expenditures and debt servicing were met with proceeds from debt financing. Operating cash needs during the same period were met through cash flow generated by our real estate and real estate-related investments and cash on hand.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flows from Operating Activities
As of March 31, 2014, we owned 13 office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 43 acres of undeveloped land, one office portfolio consisting of three office properties, one retail property, two apartment properties, two investments in undeveloped land encompassing an aggregate of 1,670 acres, one investment in CMBS, one first mortgage loan and two investments in unconsolidated joint ventures. During the three months ended March 31, 2014, net cash used in operating activities was $2.9 million. We expect that our cash flows from operating activities will increase in future years as a result of owning the assets acquired during 2014 for an entire period, leasing additional space that is currently unoccupied, anticipated future acquisitions of real estate and real estate-related investments and the related operations of such real estate investments.
Cash Flows from Investing Activities
Net cash used in investing activities was $191.5 million for the three months ended March 31, 2014 and primarily consisted of the following:

•	Acquisitions of one office property and one apartment property for an aggregate purchase price of $182.8 million, after giving effect for escrow deposits and liabilities assumed;

•	Improvements to real estate of $9.0 million; and

•	Principal repayments on real estate securities of $0.3 million.
Cash Flows from Financing Activities
Net cash provided by financing activities was $191.1 million for the three months ended March 31, 2014 and consisted primarily of the following:

•
$190.3 million of net cash provided by debt and other financings as a result of proceeds from notes payable of $193.4 million, partially offset by principal payments on notes payable of $0.1 million and payments of deferred financing costs of $3.0 million;

•	$1.5 million of contributions from noncontrolling interests; and

•	$0.6 million of cash used for redemptions of common stock.
In order to execute our investment strategy, we utilize secured debt and we may, to the extent available, utilize unsecured debt to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinancing and interest risks, are properly balanced with the benefit of using leverage. There is no limitation on the amount we may borrow for any single investment. Our charter limits our total liabilities such that our total liabilities may not exceed 75% of the cost of our tangible assets; however, we may exceed that limit if a majority of the Conflicts Committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our common stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of March 31, 2014, our borrowings and other liabilities were approximately 50% of the cost (before depreciation or other noncash reserves) and book value (before depreciation) of our tangible assets.
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
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of March 31, 2014 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2014	2015-2016	2017-2018	Thereafter
Outstanding debt obligations (1)	$475,428	$1,248	$52,142	$396,768	$25,270
Interest payments on outstanding debt obligations (2)	52,968	14,604	26,856	7,175	4,333
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts and interest rates in effect at March 31, 2014. We incurred interest expense of $2.8 million, excluding amortization of deferred financing costs of $0.6 million and interest capitalized of $0.5 million, for the three months ended March 31, 2014.
Results of Operations
Overview
As March 31, 2013, we owned eight office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 43 acres of undeveloped land, one office portfolio consisting of three office properties, one industrial/flex property, one retail property, 1,375 acres of undeveloped land, two CMBS investments, three first mortgage loans and one investment in an unconsolidated joint venture. As of March 31, 2014, we owned 13 office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 43 acres of undeveloped land, one office portfolio consisting of three office properties, one retail property, two apartment properties, two investments in undeveloped land encompassing an aggregate of 1,670 acres, one investment in CMBS, one first mortgage loan and two investments in unconsolidated joint ventures. Our results of operations for the three months ended March 31, 2014 may not be indicative of those in future periods as the occupancy in our properties has not been stabilized. As of March 31, 2014, our office and retail properties were collectively 75% occupied and our apartment properties were collectively 78% occupied.  However, due to the short outstanding weighted-average lease term in the portfolio of less than four years, we do not put significant emphasis on quarterly changes in occupancy (positive or negative) in the short run. Our underwriting and valuations are generally more sensitive to “terminal values” that may be realized upon the disposition of the assets in the portfolio and less sensitive to ongoing cash flows generated by the portfolio in the years leading up to an eventual sale. There are no guarantees that occupancies of our assets will increase, or that we will recognize a gain on the sale of our assets. We funded the acquisitions of these investments with proceeds from our initial public offering and debt financing. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of owning the assets acquired in 2014 for an entire period and anticipated future acquisitions of real estate and real estate-related investments.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparison of the three months ended March 31, 2014 versus the three months ended March 31, 2013
The following table provides summary information about our results of operations for the three months ended March 31, 2014 and 2013 (dollar amounts in thousands):

	Three Months Ended March 31,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions/ Originations (1)	$ Change Due to Investments Held Throughout Both Periods (2)
	2014	2013
Rental income	$19,535	$7,649	$11,886	155%	$10,786	$1,100
Tenant reimbursements	3,802	951	2,851	300%	2,512	339
Interest income from real estate loans receivable	712	1,529	(817)	(53)%	(817)	—
Other operating income	577	334	243	73%	351	(108)
Operating, maintenance, and management costs	8,715	3,451	5,264	153%	4,727	537
Real estate taxes, property-related taxes, and insurance	3,494	1,395	2,099	150%	2,084	15
Asset management fees to affiliate	1,609	731	878	120%	950	(72)
Real estate acquisition fees to affiliate	2,273	758	1,515	200%	1,515	n/a
Real estate acquisition fees and expenses	2,176	273	1,903	697%	1,903	n/a
General and administrative expenses	911	818	93	11%	n/a	n/a
Depreciation and amortization	11,731	4,118	7,613	185%	7,707	(94)
Interest expense	3,433	736	2,697	366%	2,617	80
Total (loss) income from discontinued operations	(13)	3,528	(3,541)	(100)%	n/a	n/a
_____________________
(1) Represents the dollar amount increase (decrease) for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 related to real estate and real estate-related investments acquired, originated or repaid on or after January 1, 2013.
(2) Represents the dollar amount increase (decrease) for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 with respect to real estate and real estate-related investments owned by us during the entire periods presented.
Rental income and tenant reimbursements increased from $7.6 million and $1.0 million, respectively, for the three months ended March 31, 2013 to $19.5 million and $3.8 million, respectively, for the three months ended March 31, 2014, primarily as a result of the growth in our real estate portfolio. Additionally, rental income and tenant reimbursements related to properties held throughout both periods increased as a result of positive lease absorption. Occupancy related to properties held throughout both periods increased from 58% as of March 31, 2013 to 66% as of March 31, 2014. We expect rental income and tenant reimbursements to increase in future periods as a result of owning the assets acquired during 2014 for an entire period, leasing additional space and anticipated future acquisitions of real estate.
Interest income from our real estate loans receivable decreased from $1.5 million for the three months ended March 31, 2013 to $0.7 million for the three months ended March 31, 2014 primarily due to the early payoff of the Ponte Palmero First Mortgage in August 2013, which was offset by the increase in interest income from the University House First Mortgage originated on March 20, 2013. Our interest income in future periods will vary based on the timing of repayment on our real estate loan receivable and our level of future investments, which will depend on the availability and the opportunity to acquire/originate real estate-related investments meeting our investment objectives.
Property operating costs and real estate taxes and insurance increased from $3.5 million and $1.4 million, respectively, for the three months ended March 31, 2013 to $8.7 million and $3.5 million, respectively, for the three months ended March 31, 2014, primarily as a result of the growth in our real estate portfolio. Additionally, property operating costs and real estate taxes and insurance related to properties held throughout both periods increased as a result of positive lease absorption. We expect property operating costs and real estate taxes and insurance to increase in future periods as a result of owning the assets acquired during 2014 for an entire period, increased occupancy of our real estate assets and anticipated future acquisitions of real estate.
Asset management fees increased from $0.7 million for the three months ended March 31, 2013 to $1.6 million for the three months ended March 31, 2014, as a result of the growth in our investment portfolio. We expect asset management fees to increase in future periods as a result of owning the assets acquired in 2014 for an entire period and anticipated future acquisitions. All asset management fees incurred as of March 31, 2014 have been paid.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Real estate acquisition fees and expenses to affiliates and non-affiliates increased from $1.0 million for the three months ended March 31, 2013 to $4.4 million for the three months ended March 31, 2014. The increase is due to the difference in the total acquisition cost for real estate acquired during the three months ended March 31, 2013 of $74.8 million compared to the total acquisition cost for real estate acquired during the three months ended March 31, 2014 of $223.8 million. We expect real estate acquisition fees and expenses to vary in future periods based upon acquisition activity.
Depreciation and amortization increased from $4.1 million for the three months ended March 31, 2013 to $11.7 million for the three months ended March 31, 2014, due to the growth of our real estate portfolio. We expect depreciation and amortization to increase in future periods as a result of owning the assets acquired during 2014 for an entire period and anticipated future acquisitions of real estate.
Interest expense increased from $0.7 million for the three months ended March 31, 2013 to $3.4 million for the three months ended March 31, 2014. Excluded from interest expense was $0.5 million of interest capitalized to our investments in undeveloped land during the three months ended March 31, 2014. The increase in interest expense is primarily a result of our use of debt in connection with the acquisitions of real estate assets. Our interest expense in future periods will vary based on interest rate fluctuations and our level of future borrowings, which will depend on the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.
Income from discontinued operations was $3.5 million for the three months ended March 31, 2013 and loss from discontinued operations was $13,000 for the three months ended March 31, 2014. During the three months ended March 31, 2013, we sold an office building that resulted in a gain on sale of $4.2 million. As of March 31, 2014, we did not own any real estate held for sale.
Funds from Operations, Modified Funds from Operations and Adjusted Modified Funds from Operations
We believe that funds from operations (“FFO”) is a beneficial indicator of the performance of an equity REIT. We compute FFO in accordance with the current National Association of Real Estate Investment Trusts (“NAREIT”) definition. FFO represents net income, excluding gains and losses from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), impairment losses on real estate assets, depreciation and amortization of real estate assets, and adjustments for unconsolidated partnerships and joint ventures. We believe FFO facilitates comparisons of operating performance between periods and among other REITs. However, our computation of FFO may not be comparable to other REITs that do not define FFO in accordance with the NAREIT definition or that interpret the current NAREIT definition differently than we do. Our management believes that historical cost accounting for real estate assets in accordance with U.S. generally accepted accounting principles (“GAAP”) implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. As a result, we believe that the use of FFO, together with the required GAAP presentations, provides a more complete understanding of our performance relative to our competitors and provides a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities.
Changes in accounting rules have resulted in a substantial increase in the number of non-operating and non-cash items included in the calculation of FFO. Items such as acquisition fees and expenses, which had previously been capitalized prior to 2009, are currently expensed and accounted for as operating expenses. As a result, our management also uses modified funds from operations (“MFFO”) as an indicator of our ongoing performance as well as our dividend sustainability. MFFO excludes from FFO: acquisition fees and expenses; adjustments related to contingent purchase price obligations; amounts relating to straight-line rents and amortization of above- and below-market intangible lease assets and liabilities; accretion of discounts and amortization of premiums on debt investments; amortization of closing costs relating to debt investments; impairments of real estate-related investments; mark-to-market adjustments included in net income; and gains or losses included in net income for the extinguishment or sale of debt or hedges. We compute MFFO in accordance with the definition of MFFO included in the practice guideline issued by the Investment Program Association (“IPA”) in November 2010. Our computation of MFFO may not be comparable to other REITs that do not compute MFFO in accordance with the current IPA definition or that interpret the current IPA definition differently than we do.
In addition, our management uses an adjusted MFFO (“Adjusted MFFO”) as an indicator of our ongoing performance as well as our dividend sustainability. Adjusted MFFO provides adjustments to reduce MFFO related to operating expenses that are capitalized with respect to certain of our investments in undeveloped land.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

We believe that MFFO and Adjusted MFFO are helpful as measures of ongoing operating performance because they exclude costs that management considers more reflective of investing activities and other non-operating items included in FFO.  Management believes that excluding acquisition costs from MFFO and Adjusted MFFO provides investors with supplemental performance information that is consistent with management’s analysis of the operating performance of the portfolio over time, including periods after our acquisition stage.  MFFO and Adjusted MFFO also exclude non-cash items such as straight-line rental revenue.  Additionally, we believe that MFFO and Adjusted MFFO provide investors with supplemental performance information that is consistent with the performance indicators and analysis used by management, in addition to net income and cash flows from operating activities as defined by GAAP, to evaluate the sustainability of our operating performance.  MFFO provides comparability in evaluating the operating performance of our portfolio with other non-traded REITs which typically have limited lives with short and defined acquisition periods and targeted exit strategies.  MFFO, or an equivalent measure, is routinely reported by non-traded REITs, and we believe often used by analysts and investors for comparison purposes.
FFO, MFFO and Adjusted MFFO are non-GAAP financial measures and do not represent net income as defined by GAAP. Net income as defined by GAAP is the most relevant measure in determining our operating performance because FFO, MFFO and Adjusted MFFO include adjustments that investors may deem subjective, such as adding back expenses such as depreciation and amortization and the other items described above. Accordingly, FFO, MFFO and Adjusted MFFO should not be considered as alternatives to net income as an indicator of our current and historical operating performance. In addition, FFO, MFFO and Adjusted MFFO do not represent cash flows from operating activities determined in accordance with GAAP and should not be considered an indication of our liquidity. We believe FFO, MFFO and Adjusted MFFO, in addition to net income and cash flows from operating activities as defined by GAAP, are meaningful supplemental performance measures.
Although MFFO includes other adjustments, the exclusion of straight-line rent, the amortization of above- and below-market leases, the amortization of discounts and closing costs and acquisition fees and expenses are the most significant adjustments for the periods presented.  We have excluded these items based on the following economic considerations:

•
Adjustments for straight-line rent.  These are adjustments to rental revenue as required by GAAP to recognize contractual lease payments on a straight-line basis over the life of the respective lease.  We have excluded these adjustments in our calculation of MFFO to more appropriately reflect the current economic impact of our in-place leases, while also providing investors with a useful supplemental metric that addresses core operating performance by removing rent we hope to receive in a future period or rent that was received in a prior period;

•
Amortization of above- and below-market leases.  Similar to depreciation and amortization of real estate assets and lease related costs that are excluded from FFO, GAAP implicitly assumes that the value of intangible lease assets and liabilities diminishes predictably over time and requires that these charges be recognized currently in revenue.  Since market lease rates in the aggregate have historically risen or fallen with local market conditions, management believes that by excluding these charges, MFFO provides useful supplemental information on the realized economics of the real estate; and

•
Amortization of discounts and closing costs.  Discounts and closing costs related to debt investments are amortized over the term of the loan as an adjustment to interest income.  This application results in income recognition that is different than the underlying contractual terms of the debt investments.  We have excluded the amortization of discounts and closing costs related to our debt investments in our calculation of MFFO to more appropriately reflect the economic impact of our debt investments, as discounts will not be economically recognized until the loan is repaid and closing costs are essentially the same as acquisition fees and expenses on real estate (discussed below).  We believe excluding these items provides investors with a useful supplemental metric that directly addresses core operating performance;

•
Acquisition fees and expenses.  Acquisition fees and expenses related to the acquisition of real estate are expensed.  Although these amounts reduce net income, we exclude them from MFFO to more appropriately present the ongoing operating performance of our real estate investments on a comparative basis.  Additionally, acquisition costs have been funded from the proceeds from our now terminated initial public offering and debt financings and not from our operations.  We believe this exclusion is useful to investors as it allows investors to more accurately evaluate the sustainability of our operating performance.

Adjusted MFFO includes adjustments to reduce MFFO related to real estate taxes, property insurance and financing costs which are capitalized with respect to certain of our investments in undeveloped land.  We have included adjustments for the costs incurred necessary to bring these investments to their intended use, as these costs are recurring operating costs that are capitalized in accordance with GAAP and not reflected in our net income (loss), FFO and MFFO.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculations of MFFO and Adjusted MFFO, for the three months ended March 31, 2014 and 2013 (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended March 31,
	2014	2013
Net (loss) income attributable to common stockholders	$(9,617)	$1,411
Depreciation of real estate assets	4,336	1,474
Depreciation of real estate assets - discontinued operations	—	66
Amortization of lease-related costs	7,395	2,644
Amortization of lease-related costs - discontinued operations	—	401
Gain on sale of real estate, net	—	(4,225)
Adjustments for noncontrolling interests - consolidated entity (1)	(157)	307
FFO	1,957	2,078
Straight-line rent and amortization of above- and below-market leases	(2,781)	(647)
Amortization of discounts and closing costs	(98)	(452)
Real estate acquisition fees to affiliate	2,273	758
Real estate acquisition fees and expenses	2,176	273
Amortization of net premium/discount on bond and notes payable	(12)	—
Adjustments for noncontrolling interests - consolidated entity (1)	(170)	14
MFFO	3,345	2,024
Other capitalized operating expenses (2)	(718)	(115)
Adjustments for noncontrolling interests - consolidated entity (1)	75	57
Adjusted MFFO	$2,702	$1,966
_____________________
(1) Reflects adjustments to eliminate the noncontrolling interest holders’ share of the adjustments to convert our net income (loss) attributable to common stockholders to FFO, MFFO and Adjusted MFFO.
(2) Reflects real estate taxes, property insurance and financing costs that are capitalized with respect to certain of our investments in undeveloped land.  During the time in which we are incurring costs necessary to bring these investments to their intended use, certain normal recurring operating costs are capitalized in accordance with GAAP and not reflected in our net income (loss), FFO and MFFO.
FFO, MFFO and Adjusted MFFO may also be used to fund all or a portion of certain capitalizable items that are excluded from FFO, MFFO and Adjusted MFFO, such as tenant improvements, building improvements and deferred leasing costs. We expect FFO, MFFO and Adjusted MFFO to improve as a result of owning the assets acquired during 2014 for an entire period, leasing additional space and anticipated future acquisitions of real estate.
Distributions
Distributions declared, distributions paid and cash flows from operations were as follows for the first quarter of 2014 (in thousands, except per share amounts):

	Distribution Declared	Distributions Declared Per Share	Distributions Paid			Cash Flows Used in Operations
Period			Cash	Reinvested	Total
First Quarter 2013	$2,937	$0.049	$—	$—	$—	$(2,931)
On March 6, 2014, our board of directors authorized a distribution in the amount of $0.04931507 per share of common stock to stockholders of record as of the close of business on March 31, 2014. We paid this distribution on April 15, 2014 and this was the only distribution declared during the first quarter of 2014.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our board of directors will declare distributions from time to time based on income and cash flow from our investments, gains on sales of assets and financing activities. As such, we can also give no assurances as to the timing, amount or notice with respect to any other future distribution declarations.
For the three months ended March 31, 2014, we declared a distribution to stockholders of record as of the close on March 31, 2014, but we did not pay such distribution during the three months ended March 31, 2014. Our net loss attributable to common stockholders for the three months ended March 31, 2014 was $9.6 million and our cash flows used in operations were $2.9 million. Our cumulative distributions paid and net loss attributable to common stockholders from inception through March 31, 2014 were $45.0 million and $17.4 million, respectively. We have funded our cumulative distributions, which includes net cash distributions and dividends reinvested by stockholders, with proceeds from debt financing of $18.7 million, proceeds from the dispositions of property of $13.7 million and cash provided by operations of $12.6 million. To the extent that we pay distributions from sources other than our cash flow from operations or gains from asset sales, we will have fewer funds available for investment in real estate-related loans, opportunistic real estate, real estate-related debt securities and other real estate-related investments, the overall return to our stockholders may be reduced and subsequent investors may experience dilution.
Critical Accounting Policies
Our consolidated interim financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC. There have been no significant changes, except for the addition of an accounting policy with respect to insurance proceeds for property damages, to our policies during 2014.
Insurance Proceeds for Property Damages
We maintain an insurance policy that provides coverage for property damages and business interruption. Losses due to physical damages are recognized during the accounting period in which they occur, while the amount of monetary assets to be received from the insurance policy is recognized when receipt of insurance recoveries is probable. Losses, which are reduced by the related insurance recoveries, are recorded as operating, maintenance and management expenses on the accompanying consolidated statements of operations. Anticipated proceeds in excess of recognized losses would be considered a gain contingency and recognized when the contingency related to the insurance claim has been resolved. Anticipated recoveries for lost rental revenue due to property damages are also considered to be a gain contingency and recognized when the contingency related to the insurance claim has been resolved.
Subsequent Events
We evaluate subsequent events up until the date the consolidated financial statements are issued.
Distribution Declared
On May 8, 2014, our board of directors authorized a distribution in the amount of $0.056096 per share of common stock to stockholders of record as of the close of business on June 16, 2014. We expect to pay this distribution on June 23, 2014. The distribution will be paid in cash or, for investors enrolled in our dividend reinvestment plan, reinvested in additional shares. The board of directors will declare distributions from time to time based on our income, cash flow and investing and financing activities. As such, we can give no assurances as to the timing, amount or notice with respect to any future distribution declarations.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Distributions Paid
On April 15, 2014, we paid distributions of $2.9 million, which related to distributions declared for stockholders of record as of the close of business on March 31, 2014.
Investment and Financings Subsequent to March 31, 2014
Investment in 110 William Joint Venture
On December 23, 2013, we, through an indirect wholly owned subsidiary, and SREF III 110 William JV, LLC (the “110 William JV Partner”), entered into an agreement to form a joint venture (the “110 William Joint Venture”). On May 2, 2014, the 110 William Joint Venture acquired an office property containing 928,157 rentable square feet located on approximately 0.8 acres of land in New York, New York (“110 William Street”). The seller is not affiliated with the 110 William Joint Venture, us or our advisor. 110 William Street was built in stages in 1918 and 1959 and renovated in 2006. At acquisition, 110 William Street was 97% leased to 33 tenants.
The contractual purchase price of 110 William Street was $261.1 million plus closing costs. The 110 William Joint Venture funded the purchase of 110 William Street through the assumption of an existing first mortgage loan from an unaffiliated lender (the “110 William Street Mortgage Loan”), through the assumption of an existing mezzanine loan from an unaffiliated lender (the “110 William Street Mezzanine Loan”) and with contributions from the 110 William Joint Venture members. We used cash on hand to fund our contribution to the 110 William Joint Venture in connection with the acquisition of 110 William Street.
We own a 60% equity interest in the 110 William Joint Venture. The 110 William JV Partner is the managing member of the 110 William Joint Venture; however, its authority is limited, as we, as co-managing member, must give approval for any major decisions involving the 110 William Joint Venture or 110 William Street. Income, losses and distributions are generally allocated based on the members’ respective equity interests.
110 William Mortgage Loan
On May 2, 2014, in connection with the acquisition of 110 William Street, the 110 William Joint Venture assumed the 110 William Mortgage Loan with a face amount of $141.5 million bearing interest at a fixed rate of 4.8% per annum and maturing on July 6, 2017. Monthly payments are initially interest only. Beginning with the August 2014 payment, monthly payments will include principal and interest at a constant monthly payment of $740,948. Any remaining principal balance and all accrued and unpaid interest and fees will be due at maturity. The 110 William Joint Venture will have the right to prepay the loan in whole after March 2017 with 30 days’ prior notice, subject to the payment of a yield maintenance premium and certain other conditions contained in the loan documents. The lender under the 110 William Mortgage Loan is U.S. Bank National Association. The lender is unaffiliated with the 110 William Joint Venture, us or our advisor.
In connection with the assumption of the 110 William Mortgage Loan, the 110 William Joint Venture also assumed a cash management agreement whereby all revenues generated by 110 William Street are to be deposited into various reserve accounts to be used for certain operating and capital expenditures related to 110 William Street.  The cash sweep provision of the cash management agreement is in effect through July 2016; however, under certain circumstances, the cash sweep provision may cease to be applicable prior to July 2016.
110 William Mezzanine Loan
On May 2, 2014, in connection with the acquisition of 110 William Street, the 110 William Joint Venture assumed the 110 William Mezzanine Loan with a face amount of $20.0 million bearing interest at a fixed rate of 9.5% per annum and maturing on July 6, 2017. Monthly payments are interest only. The 110 William Joint Venture will have the right to prepay the loan in whole after March 2017 with 30 days’ prior notice, subject to the payment of a yield maintenance premium and certain other conditions contained in the loan documents. The lenders under the 110 William Mezzanine Loan are Pearlmark Mezzanine Realty Partners III, LLC and TMRP Co-Investment, LLC. The lenders are unaffiliated with the 110 William Joint Venture, us or our advisor

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Richardson Portfolio Mortgage Loan Refinance
On April 28, 2014, the joint venture that owns the Richardson Portfolio entered into a three-year secured mortgage loan with Wells Fargo Bank, National Association, an unaffiliated lender, for borrowings of up to $41.5 million secured by the Richardson Portfolio (the “Richardson Portfolio Mortgage Loan Refinance”). We own a 90% equity interest in the joint venture that owns the Richardson Portfolio. At closing, $38.0 million had been disbursed to the joint venture with the remaining $3.5 million available for future disbursements during the first 24 months of the loan term, subject to certain terms and conditions contained in the loan documents. The Richardson Portfolio Mortgage Loan Refinance matures on May 1, 2017, with two one-year extension options, subject to certain conditions contained in the loan documents and the payment of an extension fee.  The Richardson Portfolio Mortgage Loan Refinance bears interest at a floating rate of 2.1% over one-month LIBOR. Monthly payments are initially interest only. Beginning June 2015, monthly payments include principal and interest with principal payments of up to approximately $64,000 per month. The joint venture has the right to prepay the loan in whole or in part at any time on or after May 1, 2015, subject to certain conditions and the payment of a prepayment premium for any prepayment made before May 1, 2016 and certain expenses potentially incurred by the lender as a result of the prepayment as described in the loan documents.
KBS SOR Properties, LLC, our separate wholly owned subsidiary through which we indirectly own all of our real estate assets (“KBS SOR Properties”), provided a limited guaranty of the Richardson Portfolio Mortgage Loan Refinance with respect to certain potential deficiencies, losses or damages suffered by the lender resulting from certain intentional acts committed by the joint venture that owns the Richardson Portfolio, KBS SOR Properties, us or our affiliates in violation of the loan documents. KBS SOR Properties also provided a guaranty of the principal balance and any interest or other sums outstanding under the Richardson Portfolio Mortgage Loan Refinance in the event of certain bankruptcy or insolvency proceedings involving the joint venture or KBS SOR Properties.

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
We borrow funds at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of March 31, 2014, the fair value and carrying value of our fixed rate real estate loan receivable was $22.1 million and $22.0 million, respectively. The fair value estimate of our fixed rate real estate loan receivable was estimated using an internal valuation model that considers the expected cash flows for the loans, underlying collateral values (for collateral-dependent loans) and the estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements. As of March 31, 2014, the fair value of our fixed rate debt was $69.5 million and the carrying value of our fixed rate debt was $66.1 million. The fair value estimate of our fixed rate debt was calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of March 31, 2014. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting changes in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on variable rate debt and loans receivable would change our future earnings and cash flows, but would not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. As of March 31, 2014, we were exposed to market risks related to fluctuations in interest rates on $409.3 million of variable rate debt outstanding. Based on interest rates as of March 31, 2014, if interest rates were 100 basis points higher during the 12 months ending March 31, 2015, interest expense on our variable rate debt would increase by $4.1 million. As of March 31, 2014, one-month LIBOR was 0.152% and if the LIBOR index was reduced to 0% during the 12 months ending March 31, 2015, interest expense on our variable rate debt would decrease by $0.6 million.
The weighted-average interest rates of our fixed rate debt and variable rate debt as of March 31, 2014 were 5.3% and 2.7%, respectively.  The annual effective interest rate of our fixed rate real estate loan receivable as of March 31, 2014 was 13.0%. The annual effective interest rate represents the effective interest rate as of March 31, 2014, using the interest method that we use to recognize interest income on our real estate loans receivable.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
The following risk factor supplements these previously disclosed risks.
The estimated value per share of our common stock may not reflect the value that stockholders will receive for their investment.
On March 25, 2014, our board of directors approved an estimated value per share of our common stock of $11.27 based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding as of December 31, 2013. All of our assets and liabilities were valued as of December 31, 2013 with the exception of an adjustment for acquisition fees and closing costs incurred in connection with the acquisitions of three real estate assets subsequent to December 31, 2013 (one of which was under contract and was reasonably probable to close, but had not yet closed as of March 25, 2014) (the “Adjustments”), which were included as a reduction to the net asset value. We provided this estimated value per share to assist broker dealers that participated in our initial public offering in meeting their customer account statement reporting obligations under National Association of Securities Dealers Conduct Rule 2340 as required by the Financial Industry Regulatory Authority (“FINRA”). The valuation was performed in accordance with the provisions of and also to comply with Practice Guideline 2013-01, Valuations of Publicly Registered, Non-Listed REITs issued by the IPA in April 2013. The estimated value per share was based upon the recommendation and valuation prepared by our advisor.
As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share, and these differences could be significant. The estimated value per share is not audited and does not represent the fair value of our assets less the fair value of our liabilities according to GAAP, nor does it represent a liquidation value of our assets and liabilities or the price at which our shares of common stock would trade on a national securities exchange. The estimated value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated value per share also does not take into account estimated disposition costs and fees for real estate properties that are not held for sale, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations or the impact of restrictions on the assumption of debt. Accordingly, with respect to the estimated value per share, we can give no assurance that:
•a stockholder would be able to resell his or her shares at this estimated value;

•	a stockholder would ultimately realize distributions per share equal to our estimated value per share upon liquidation of our assets and settlement of our liabilities or a sale of the company;
•our shares of common stock would trade at the estimated value per share on a national securities exchange;
•an independent third-party appraiser or other third-party valuation firm would agree with our estimated value per share; or

•	the methodology used to estimate our value per share would be acceptable to FINRA or for compliance with ERISA reporting requirements.
The value of our shares will fluctuate over time in response to developments related to individual assets in our portfolio and the management of those assets and in response to the real estate and finance markets. As such, the estimated value per share does not take into account developments in our portfolio since December 31, 2013, except for the Adjustments. For a full description of the methodologies used to value our assets and liabilities in connection with the calculation of the estimated value per share, see our Current Report on Form 8-K filed with the SEC on March 27, 2014.
We currently expect to utilize our advisor and/or an independent valuation firm to update the estimated value per share in December 2014, in accordance with the recommended IPA guidelines, but we are not required to update the estimated value per share more frequently than every 18 months.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933.

b)	Not applicable.

PART II. OTHER INFORMATION (CONTINUED)
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (continued)

c)	We have adopted a share redemption program that may enable stockholders to sell their shares to us in limited circumstances.
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
During the three months ended March 31, 2014, we fulfilled redemption requests and redeemed shares pursuant to the share redemption program as follows:

Month	Total Number of Shares Redeemed	Average Price Paid Per Share (1)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2014	13,154	$9.29	(2)
February 2014	52,330	$9.00	(2)
March 2014 (3)	—	$—	(2)
Total	65,484
_____________________
(1) Pursuant to the program, as amended, we will initially redeem shares as follows:

•	92.5% of our most recent estimated value per share as of the applicable redemption date for those shares held for at least one year;

•	95.0% of our most recent estimated value per share as of the applicable redemption date for those shares held for at least two years;

•	97.5% of our most recent estimated value per share as of the applicable redemption date for those shares held for at least three years; and

•	100.0% of our most recent estimated value per share as of the applicable redemption date for those shares held for at least four years.
Until we announced in a public filing with the SEC the establishment of our estimated value per share on March 27, 2014, the estimated value per share was $10.00 for purposes of the foregoing prices. Notwithstanding the above, upon the death, “qualifying disability” or “determination of incompetence” of a stockholder, the redemption price was the amount paid to acquire the shares from us until we announced in a public filing with the SEC the establishment of our estimated value per share on March 27, 2014, at which time the redemption price was such estimated value per share. On March 25, 2014, our board of directors approved an estimated value per share of our common stock of $11.27, based on the estimated value of the Company’s assets less the estimated value of the Company’s liabilities, or net asset value, divided by the number of shares outstanding as of December 31, 2013, with the exception of certain adjustments for actual and expected acquisition-related costs subsequent to December 31, 2013. The change in the redemption price is effective for the April 2014 redemption date, which is April 30, 2014. We currently expect to engage our advisor and/or an independent valuation firm to update our estimated value per share in December 2014, but we are not required to update our estimated value per share more frequently than every 18 months.
(2) We limit the dollar value of shares that may be redeemed under the program as described above. During the three months ended March 31, 2014, we redeemed $0.6 million of shares of common stock, which represented all redemption requests received in good order and eligible for redemption through the March 2014 redemption date, except for 50,400 shares due to the suspension of the share redemption program discussed below. We recorded $0.5 million of other liabilities on the accompanying consolidated balance sheet as of March 31, 2014, related to these unfulfilled redemption requests. We redeemed all of the March 2014 unfulfilled redemptions on the April 30, 2014 redemption date. Based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during 2013 and redemptions made through March 31, 2014, we have $16.0 million available for redemptions during the remainder of 2014, subject to the limitations described above.
(3) On February 14, 2014, our board of directors approved an amendment to the share redemption program, which became effective on March 20, 2014. This amendment temporarily suspended the share redemption program for one month in anticipation of the disclosure of our estimated value per share on March 27, 2014. Our board of directors believed that, following disclosure of the estimated value per share on March 27, 2014, it was important to allow stockholders sufficient time to make decisions about redemption requests. Specifically, this amendment suspended redemptions that would normally occur on the last business day of March 2014, with all such redemption requests to be retained and, unless withdrawn, considered submitted for redemption on the last business day of April 2014. Therefore, no redemptions were made in March 2014. This temporary one-month suspension did not affect the amount of redemptions that are permitted under the share redemption program.

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

4.2	Fourth Amended and Restated Dividend Reinvestment Plan

10.1
Loan Agreement by and between KBS SOR Westmoor Center, LLC and Bank of America, N.A., dated as of January 8, 2014, incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013

10.2
Guaranty Agreement by KBS SOR Properties, LLC in favor of Bank of America, N.A., dated as of January 8, 2014, incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013

10.3
Deed of Trust, Assignment, Security Agreement and Fixture Filing by KBS SOR Westmoor Center, LLC in favor of the Public Trustee of Jefferson County, Colorado, as trustee, and Bank of America, N.A., dated as of January 8, 2014, incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013

10.4
Loan Agreement by and between KBS SOR Plaza Bellevue, LLC and Wells Fargo Bank, National Association, dated as of January 14, 2014, incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013

10.5
Limited Guaranty by KBS SOR Properties, LLC in favor of Wells Fargo Bank, National Association, dated as of January 14, 2014, incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013

10.6
Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by KBS SOR Plaza Bellevue, LLC in favor of Chicago Title Company of Washington, as trustee for Wells Fargo Bank, National Association, dated as of January 14, 2014, incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013

10.7
Loan Agreement by and between KBS SOR Acquisition XXVI, LLC and SBAF Mortgage Fund I/Lender, LLC, dated as of January 14, 2014, incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013

10.8
Mezzanine Loan Guaranty by KBS SOR Properties, LLC in favor of SBAF Mortgage Fund I/Lender, LLC, dated as of January 14, 2014, incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Fourth Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed February 18, 2014

PART II. OTHER INFORMATION (CONTINUED)
Item 6. Exhibits (continued)

Ex.	Description

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS STRATEGIC OPPORTUNITY REIT, INC.

Date:	May 12, 2014	By:	/S/ KEITH D. HALL
Keith D. Hall
Chief Executive Officer and Director
(principal executive officer)

Date:	May 12, 2014	By:	/S/ DAVID E. SNYDER
David E. Snyder
Chief Financial Officer
(principal financial officer)