Form 10-Q
period 2014-06-30
KBS Strategic Opportunity REIT, Inc.
filed 2014-08-06
CIK 1452936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Yes  ☐  No  ☒
As of August 4, 2014, there were 59,716,153 outstanding shares of common stock of KBS Strategic Opportunity REIT, Inc.

KBS STRATEGIC OPPORTUNITY REIT, INC.
FORM 10-Q
June 30, 2014

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2014	December 31, 2013
	(unaudited)
Assets
Real estate held for investment, net	$850,763	$638,159
Real estate loan receivable, net	22,000	21,893
Real estate securities	—	333
Total real estate and real estate-related investments, net	872,763	660,385
Cash and cash equivalents	20,965	57,996
Investments in unconsolidated joint ventures	74,219	16,338
Rents and other receivables, net	14,827	8,603
Above-market leases, net	2,523	2,935
Prepaid expenses and other assets	27,759	29,881
Total assets	$1,013,056	$776,138
Liabilities and equity
Notes and bond payable, net	$510,283	$257,420
Accounts payable and accrued liabilities	15,309	15,558
Below-market leases, net	5,531	4,420
Other liabilities	8,463	6,481
Total liabilities	539,586	283,879
Commitments and contingencies (Note 13)
Redeemable common stock	18,147	17,573
Equity
KBS Strategic Opportunity REIT, Inc. stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 59,751,364 and 59,619,000 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	597	596
Additional paid-in capital	512,968	512,036
Cumulative distributions and net losses	(74,029)	(52,801)
Accumulated other comprehensive loss	—	(9)
Total KBS Strategic Opportunity REIT, Inc. stockholders’ equity	439,536	459,822
Noncontrolling interests	15,787	14,864
Total equity	455,323	474,686
Total liabilities and equity	$1,013,056	$776,138
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Rental income	$20,892	$9,630	$40,428	$17,279
Tenant reimbursements	3,822	2,216	7,624	3,167
Interest income from real estate loans receivable	717	2,198	1,429	3,726
Interest income from real estate securities	—	20	—	56
Other operating income	813	297	1,390	596
Total revenues	26,244	14,361	50,871	24,824
Expenses:
Operating, maintenance, and management	8,578	4,791	17,293	8,242
Real estate taxes and insurance	3,426	2,198	6,920	3,593
Asset management fees to affiliate	1,909	934	3,518	1,665
Real estate acquisition fees to affiliate	—	854	2,274	1,612
Real estate acquisition fees and expenses	4	214	2,180	487
General and administrative expenses	978	859	1,889	1,678
Depreciation and amortization	11,883	5,749	23,614	9,867
Interest expense	4,595	957	8,028	1,693
Total expenses	31,373	16,556	65,716	28,837
Other income (loss):
Other interest income	2	14	5	45
Equity in loss of unconsolidated joint venture	(333)	—	(501)	—
Total other (loss) income	(331)	14	(496)	45
Loss from continuing operations	(5,460)	(2,181)	(15,341)	(3,968)
Discontinued operations:
Gain on sale of real estate, net	—	—	—	4,225
Loss from discontinued operations	(20)	(248)	(33)	(944)
Total (loss) income from discontinued operations	(20)	(248)	(33)	3,281
Net loss	(5,480)	(2,429)	(15,374)	(687)
Net loss (income) attributable to noncontrolling interests	149	86	426	(244)
Net loss attributable to common stockholders	$(5,331)	$(2,343)	$(14,948)	$(931)
Basic and diluted (loss) income per common share:
Continuing operations	$(0.09)	$(0.04)	$(0.25)	$(0.07)
Discontinued operations	—	—	—	0.05
Net loss per common share	$(0.09)	$(0.04)	$(0.25)	$(0.02)
Weighted-average number of common shares outstanding, basic and diluted	59,642,831	58,338,103	59,618,518	58,232,276
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(5,480)	$(2,429)	$(15,374)	$(687)
Other comprehensive income:
Unrealized (loss) gain on real estate securities	—	(2)	9	4
Total other comprehensive income	—	(2)	9	4
Total comprehensive loss	(5,480)	(2,431)	(15,365)	(683)
Total comprehensive loss (income) attributable to noncontrolling interests	149	86	426	(244)
Total comprehensive loss attributable to common stockholders	$(5,331)	$(2,345)	$(14,939)	$(927)
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Year Ended December 31, 2013 and the Six Months Ended June 30, 2014 (unaudited)
(dollars in thousands)

			Additional Paid-in Capital	Cumulative Distributions and Net Losses	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Common Stock
	Shares	Amounts
Balance, December 31, 2012	58,127,627	$581	$505,907	$(38,615)	$(13)	$467,860	$15,792	$483,652
Net income	—	—	—	11,493	—	11,493	96	11,589
Other comprehensive income	—	—	—	—	4	4	—	4
Issuance of common stock	1,751,478	18	16,623	—	—	16,641	—	16,641
Transfers to redeemable common stock	—	—	(7,922)	—	—	(7,922)	—	(7,922)
Redemptions of common stock	(260,105)	(3)	(2,447)	—	—	(2,450)	—	(2,450)
Distributions declared	—	—	—	(25,679)	—	(25,679)	—	(25,679)
Other offering costs	—	—	(125)	—	—	(125)	—	(125)
Noncontrolling interests contributions	—	—	—	—	—	—	1,213	1,213
Distributions to noncontrolling interest	—	—	—	—	—	—	(2,237)	(2,237)
Balance, December 31, 2013	59,619,000	$596	$512,036	$(52,801)	$(9)	$459,822	$14,864	$474,686
Net loss	—	—	—	(14,948)	—	(14,948)	(426)	(15,374)
Other comprehensive income	—	—	—	—	9	9	—	9
Issuance of common stock	375,406	4	4,016	—	—	4,020	—	4,020
Transfers from redeemable common stock	—	—	(574)	—	—	(574)	—	(574)
Redemptions of common stock	(243,042)	(3)	(2,508)	—	—	(2,511)	—	(2,511)
Distributions declared	—	—	—	(6,280)	—	(6,280)	—	(6,280)
Other offering costs	—	—	(2)	—	—	(2)	—	(2)
Noncontrolling interests contributions	—	—	—	—	—	—	1,506	1,506
Distributions to noncontrolling interest	—	—	—	—	—	—	(157)	(157)
Balance, June 30, 2014	59,751,364	$597	$512,968	$(74,029)	$—	$439,536	$15,787	$455,323
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2014	2013
Cash Flows from Operating Activities:
Net loss	$(15,374)	$(687)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Loss due to property damages	730	—
Equity in loss of unconsolidated joint venture	501	—
Depreciation and amortization:
Continuing operations	23,614	9,867
Discontinued operations	—	729
Non-cash interest income on real estate-related investments	(203)	(1,932)
Gain on sale of real estate, net	—	(4,225)
Deferred rent	(4,799)	(2,024)
Bad debt expense	108	171
Amortization of above- and below-market leases, net	(673)	341
Amortization of deferred financing costs	1,575	324
Amortization of net premium/discount on bond and notes payable	(9)	—
Changes in assets and liabilities:
Rents and other receivables	(1,718)	(1,149)
Prepaid expenses and other assets	(5,296)	(1,878)
Accounts payable and accrued liabilities	(1,928)	3,074
Due to affiliates	—	(21)
Other liabilities	1,982	2,091
Net cash (used in) provided by operating activities	(1,490)	4,681
Cash Flows from Investing Activities:
Acquisitions of real estate	(182,736)	(159,028)
Improvements to real estate	(15,893)	(6,472)
Proceeds from sales of real estate, net	—	7,545
Investments in real estate loans receivable	—	(21,568)
Principal repayments on real estate securities	333	2,235
Investment in unconsolidated joint venture	(58,382)	—
Extension fee on real estate loans receivable	105	—
Net cash used in investing activities	(256,573)	(177,288)
Cash Flows from Financing Activities:
Proceeds from notes payable	261,146	154,494
Payments on notes payable	(33,067)	(11,207)
Payments of deferred financing costs	(3,623)	(2,511)
Payments to redeem common stock	(2,511)	(330)
Payments of other offering costs	(2)	(184)
Distributions paid	(2,260)	(1,236)
Noncontrolling interests contributions	1,506	593
Distributions to noncontrolling interest	(157)	(224)
Net cash provided by financing activities	221,032	139,395
Net decrease in cash and cash equivalents	(37,031)	(33,212)
Cash and cash equivalents, beginning of period	57,996	125,960
Cash and cash equivalents, end of period	$20,965	$92,748
Supplemental Disclosure of Cash Flow Information:
Interest paid, net of capitalized interest of $1,009 and $0 for the six months ended June 30, 2014 and 2013, respectively	$5,989	$1,396
Supplemental Disclosure of Noncash Transactions:
Increase in capital expenses payable	$207	$151
Mortgage debt assumed in connection with real estate acquisition (at fair value)	$24,793	$—
Application of escrow deposits to acquisition of real estate	$13,000	$—
Liabilities assumed in connection with real estate acquisition	$1,727	$—
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$4,020	$2,340
Escrow deposits for future real estate due to affiliates	$—	$1,750
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
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
The Company sold 56,584,976 shares of common stock in its primary offering for gross offering proceeds of $561.7 million. As of June 30, 2014, the Company had sold 3,456,236 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $33.3 million. Also, as of June 30, 2014, the Company had redeemed 586,091 shares sold in the Offering for $5.7 million. Additionally, on December 29, 2011 and October 23, 2012, the Company issued 220,994 shares and 55,249 shares of common stock, respectively, for $2.0 million and $0.5 million, respectively, in private transactions exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933.
As of June 30, 2014, the Company owned 13 office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 43 acres of undeveloped land, one office portfolio consisting of three office properties, one retail property, two apartment properties, two investments in undeveloped land encompassing an aggregate of 1,670 acres, one first mortgage loan and two investments in unconsolidated joint ventures.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no significant changes, except for the addition of an accounting policy with respect to insurance proceeds for property damages, to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2013. During the six months ended June 30, 2014, the Company adopted ASU No. 2014-08 (defined below), which impacts the Company’s reporting of discontinued operations. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K filed with the SEC.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2014
(unaudited)

Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the FASB ASC and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.
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
Segments
The Company has invested in non-performing loans, opportunistic real estate and other real estate-related assets. In general, the Company intends to hold its investments in non-performing loans, opportunistic real estate and other real estate-related assets for capital appreciation. Traditional performance metrics of non-performing loans, opportunistic real estate and other real estate-related assets may not be meaningful as these investments are generally non-stabilized and do not provide a consistent stream of interest income or rental revenue. These investments exhibit similar long-term financial performance and have similar economic characteristics. These investments typically involve a higher degree of risk and do not provide a constant stream of ongoing cash flows. As a result, the Company’s management views non-performing loans, opportunistic real estate and other real estate-related assets as similar investments. Substantially all of its revenue and net income (loss) is from non-performing loans, opportunistic real estate and other real estate-related assets, and therefore, the Company currently aggregates its operating segments into one reportable business segment.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2014
(unaudited)

Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three and six months ended June 30, 2014 and 2013.
Distributions declared per share were $0.056 and $0.105 during the three and six months ended June 30, 2014, respectively, and $0.062 during the six months ended June 30, 2013. No distributions were declared during the three months ended June 30, 2013.
Recently Issued Accounting Standards Updates
In May 2014, the Financial Accounting Standard Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”).  ASU No. 2014-09 requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  ASU No. 2014-09 supersedes the revenue requirements in Revenue Recognition (Topic 605) and most industry-specific guidance throughout the Industry Topics of the Codification.  ASU No. 2014-09 does not apply to lease contracts within the scope of Leases (Topic 840). ASU No. 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early application not permitted.  The Company does not expect the adoption of ASU No. 2014-09 to have an impact on its financial statements.
In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU No. 2014-08”).  ASU No. 2014-08 limits discontinued operations reporting to disposals of components of an entity that represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when any of the following occurs: a) the component of an entity or group of components of an entity meets the criteria to be classified as held for sale; b) the component of an entity or group of components of an entity is disposed of by sale; and c) the component of an entity or group of components of an entity is disposed of other than by sale.  ASU No. 2014-08 also requires additional disclosures about discontinued operations.  ASU No. 2014-08 is effective for reporting periods beginning after December 15, 2014.  Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company early adopted ASU No. 2014-08 for the reporting period beginning January 1, 2014.  As a result of the adoption of ASU No. 2014-08, results of operations for properties that are classified as held for sale in the ordinary course of business on or subsequent to January 1, 2014 would generally be included in continuing operations on the Company’s consolidated statements of operations, to the extent such disposals did not meet the criteria for classification as a discontinued operation. Additionally, any gain or loss on sale of real estate that does not meet the criteria for classification as a discontinued operation would be included in income from continuing operations on the consolidated statements of operations.
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
June 30, 2014
(unaudited)

3.	RECENT ACQUISITIONS OF REAL ESTATE
During the six months ended June 30, 2014, the Company acquired the following properties (in thousands):

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
_____________________
(1) In connection with the acquisition of 424 Bedford, the Company assumed the 424 Bedford Mortgage Loan from the seller. The Company recorded the mortgage debt with a principal balance of $26.3 million assumed at an estimated fair value of $24.8 million, net of a discount on note payable of $1.5 million due to a below-market interest rate. The discount on note payable is amortized over the remaining life of the loan of 8.7 years. See Note 8, “Notes and Bond Payable” for more information.
(2) The property is subject to a property tax abatement from the city’s department of housing preservation and development. The estimated fair value of the property tax abatement of $4.5 million is recorded as prepaid expenses and other assets on the Company’s consolidated balance sheet as of the acquisition date and amortized on a straight-line basis over the projected property tax abatement period of approximately 12.4 years. Amortization of the property tax abatement asset is included in depreciation and amortization expense on the accompanying consolidated statements of operations.
The intangible assets and liabilities acquired in connection with these acquisitions have weighted-average amortization periods as of the dates of each acquisition as follows (in years):

	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities
Plaza Buildings	5.8	5.2	4.3
424 Bedford	0.5	—	—
The Company recorded each real estate acquisition as a business combination and expensed $4.4 million of total acquisition costs. For the six months ended June 30, 2014, the Company recognized $8.3 million of total revenues and $5.7 million of operating expenses from these properties.

4.	REAL ESTATE HELD FOR INVESTMENT
As of June 30, 2014, the Company owned 13 office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 43 acres of undeveloped land, one office portfolio consisting of three office properties and one retail property encompassing, in the aggregate, approximately 4.6 million rentable square feet. As of June 30, 2014, these properties were 77% occupied. In addition, the Company owned two apartment properties, containing 383 units and encompassing approximately 0.3 million rentable square feet, which were 85% occupied. The Company also owned two investments in undeveloped land encompassing an aggregate of 1,670 acres. The following table summarizes the Company’s real estate investments as of June 30, 2014 and December 31, 2013, respectively (in thousands):

	June 30, 2014	December 31, 2013
Land	$223,406	$159,918
Buildings and improvements	621,214	460,088
Tenant origination and absorption costs	53,653	48,012
Total real estate, cost	898,273	668,018
Accumulated depreciation and amortization	(47,510)	(29,859)
Total real estate, net	$850,763	$638,159

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2014
(unaudited)

The following table provides summary information regarding the properties owned by the Company as of June 30, 2014 (in thousands):

Property	Date Acquired or Foreclosed on	City	State	Property Type	Land	Building and Improvements	Tenant Origination and Absorption	Total Real Estate at Cost (1)	Accumulated Depreciation and Amortization	Total Real Estate, Net	Ownership %
Village Overlook Buildings	08/02/2010	Stockbridge	GA	Office	$322	$955	$—	$1,277	$(48)	$1,229	100.0%
Academy Point Atrium I	11/03/2010	Colorado Springs	CO	Office	1,291	2,007	—	3,298	(59)	3,239	100.0%
Northridge Center I & II	03/25/2011	Atlanta	GA	Office	2,234	5,955	—	8,189	(911)	7,278	100.0%
Iron Point Business Park	06/21/2011	Folsom	CA	Office	2,670	18,866	150	21,686	(2,337)	19,349	100.0%
1635 N. Cahuenga Building	08/03/2011	Los Angeles	CA	Office	3,112	4,627	149	7,888	(639)	7,249	70.0%
Richardson Portfolio:
Palisades Central I	11/23/2011	Richardson	TX	Office	1,037	9,130	1,227	11,394	(1,939)	9,455	90.0%
Palisades Central II	11/23/2011	Richardson	TX	Office	810	16,875	1,728	19,413	(3,306)	16,107	90.0%
Greenway I	11/23/2011	Richardson	TX	Office	561	2,180	—	2,741	(307)	2,434	90.0%
Greenway III	11/23/2011	Richardson	TX	Office	702	3,785	895	5,382	(1,103)	4,279	90.0%
Undeveloped Land	11/23/2011	Richardson	TX	Undeveloped Land	6,948	—	—	6,948	—	6,948	90.0%
Total Richardson Portfolio					10,058	31,970	3,850	45,878	(6,655)	39,223
Park Highlands	12/30/2011	North Las Vegas	NV	Undeveloped Land	27,136	—	—	27,136	—	27,136	50.1%
Bellevue Technology Center	07/31/2012	Bellevue	WA	Office	25,506	51,484	3,813	80,803	(4,385)	76,418	100.0%
Powers Ferry Landing East	09/24/2012	Atlanta	GA	Office	1,642	7,518	204	9,364	(591)	8,773	100.0%
1800 West Loop	12/04/2012	Houston	TX	Office	8,360	57,930	5,594	71,884	(5,229)	66,655	100.0%
West Loop I & II	12/07/2012	Houston	TX	Office	7,300	28,631	3,240	39,171	(3,356)	35,815	100.0%
Burbank Collection	12/12/2012	Burbank	CA	Retail	4,175	7,851	1,076	13,102	(727)	12,375	90.0%
Austin Suburban Portfolio	03/28/2013	Austin	TX	Office	8,288	65,537	5,147	78,972	(6,049)	72,923	100.0%
Westmoor Center	06/12/2013	Westminster	CO	Office	10,058	64,288	10,094	84,440	(6,251)	78,189	100.0%
Central Building	07/10/2013	Seattle	WA	Office	7,015	24,249	2,306	33,570	(1,381)	32,189	100.0%
50 Congress Street	07/11/2013	Boston	MA	Office	9,876	40,163	3,598	53,637	(2,657)	50,980	100.0%
1180 Raymond	08/20/2013	Newark	NJ	Apartment	8,292	36,062	136	44,490	(1,006)	43,484	100.0%
Park Highlands II	12/10/2013	North Las Vegas	NV	Undeveloped Land	20,737	—	—	20,737	—	20,737	99.5%
Maitland Promenade II	12/18/2013	Orlando	FL	Office	3,434	23,423	4,812	31,669	(1,092)	30,577	100.0%
Plaza Buildings	01/14/2014	Bellevue	WA	Office	53,040	125,331	8,930	187,301	(3,398)	183,903	100.0%
424 Bedford	01/31/2014	Brooklyn	NY	Apartment	8,860	24,367	554	33,781	(739)	33,042	90.0%
					$223,406	$621,214	$53,653	$898,273	$(47,510)	$850,763
_____________________
(1) Amounts are net of impairment charges.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2014
(unaudited)

Operating Leases
Certain of the Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of June 30, 2014, the leases, excluding options to extend and apartment leases, which have terms that are generally one year or less, had remaining terms of up to 11.3 years with a weighted-average remaining term of 3.8 years. Some of the leases have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from tenants in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash and assumed in real estate acquisitions or foreclosures related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $4.7 million and $3.5 million as of June 30, 2014 and December 31, 2013, respectively.
During the six months ended June 30, 2014 and 2013, the Company recognized deferred rent from tenants of $4.8 million and $1.9 million, respectively, net of lease incentive amortization. As of June 30, 2014 and December 31, 2013, the cumulative deferred rent receivable balance, including unamortized lease incentive receivables, was $13.1 million and $7.8 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $1.6 million and $1.2 million of unamortized lease incentives as of June 30, 2014 and December 31, 2013, respectively. The Company records property operating expense reimbursements due from tenants for common area maintenance, real estate taxes, and other recoverable costs in the period the related expenses are incurred.
As of June 30, 2014, the future minimum rental income from the Company’s properties, excluding apartment leases, under non-cancelable operating leases was as follows (in thousands):

July 1, 2014 through December 31, 2014	$33,587
2015	67,508
2016	60,181
2017	48,971
2018	38,530
Thereafter	77,162
$325,939
As of June 30, 2014, the Company’s commercial real estate properties were leased to approximately 450 tenants over a diverse range of industries and geographic areas. The Company’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Finance	48	$11,451	15.6%
Computer System Design & Programming	36	8,430	11.5%
Insurance Carriers & Related Activities	26	7,855	10.7%
		$27,736	37.8%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of June 30, 2014, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2014
(unaudited)

No other tenant industries accounted for more than 10% of annualized base rent. No material tenant credit issues have been identified at this time.
Geographic Concentration Risk
As of June 30, 2014, the Company’s real estate investments in Washington and Texas represented 28.9% and 21.2% of the Company’s total assets, respectively.  As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the Washington and Texas real estate markets.  Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.
Property Damage
During the six months ended June 30, 2014, two of the Company’s apartment properties suffered physical damages due to broken pipes. The Company’s insurance policy provides coverage for property damage and business interruption subject to a deductible of up to $25,000 per incident. Based on management’s estimates, the Company recognized an estimated aggregate loss due to damages of $0.8 million during the six months ended June 30, 2014, which was reduced by $0.8 million of estimated insurance recoveries related to such damages, which the Company determined were probable of collection. The aggregate net loss due to damages of $35,000 during the six months ended June 30, 2014 was classified as operating, maintenance and management expenses on the accompanying consolidated statements of operations and relates to the Company’s insurance deductible. Through June 30, 2014, the Company received insurance proceeds of $0.4 million related to these two incidents. As of June 30, 2014, the total estimated insurance proceeds to be collected of $0.4 million were classified as deferred financing costs, prepaid expenses and other assets on the accompanying consolidated balance sheets.

5.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW‑MARKET LEASE LIABILITIES
As of June 30, 2014 and December 31, 2013, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Cost	$53,653	$48,012	$3,904	$4,394	$(8,027)	$(5,955)
Accumulated Amortization	(15,288)	(10,751)	(1,381)	(1,459)	2,496	1,535
Net Amount	$38,365	$37,261	$2,523	$2,935	$(5,531)	$(4,420)
Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three and six months ended June 30, 2014 and 2013 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended June 30,		For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2014	2013	2014	2013	2014	2013
Amortization	$(4,028)	$(2,050)	$(305)	$(394)	$624	$342

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2014
(unaudited)

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Six Months Ended June 30,		For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013	2014	2013
Amortization	$(8,396)	$(3,520)	$(608)	$(666)	$1,281	$532
Additionally, as of June 30, 2014 and December 31, 2013, the Company had recorded unamortized tax abatement intangible assets, which are included in prepaid expenses and other assets in the accompanying balance sheets, of $8.7 million and $4.6 million, respectively.  During the three and six months ended June 30, 2014, the Company recorded amortization expense of $0.2 million and $0.5 million related to tax abatement intangible assets, respectively.  The Company did not record any amortization expense related to tax abatement intangible assets during the three and six months ended June 30, 2013.

6.	REAL ESTATE LOAN RECEIVABLE
As of June 30, 2014, the Company owned one real estate loan receivable that it had originated. The information for that real estate loan receivable as of June 30, 2014 and December 31, 2013 is set forth below (in thousands):

Loan Name Location of Related Property or Collateral	Date Acquired/ Originated	Property Type	Loan Type	Outstanding Principal Balance as of June 30, 2014 (1)	Book Value as of June 30, 2014 (2)	Book Value as of December 31, 2013 (2)	Contractual Interest Rate (3)	Annualized Effective Interest Rate (3)	Maturity Date
University House First Mortgage
New York, New York	3/20/2013	Student Housing	Mortgage	$22,000	$22,000	$21,893	11.0%	13.0%	07/01/2014	(4)
_____________________
(1) Outstanding principal balance as of June 30, 2014 represents original principal balance outstanding under the loan, increased for any subsequent fundings, including interest income deferred until maturity.
(2) Book value of the real estate loan receivable represents outstanding principal balance adjusted for unamortized acquisition discounts, origination fees and direct origination and acquisition costs and additional interest accretion.
(3) Contractual interest rates are the stated interest rates on the face of the loans. Annualized effective interest rates are calculated as the actual interest income recognized in 2014, using the interest method annualized (if applicable) and divided by the average amortized cost basis of the investment. The annualized effective interest rates and contractual interest rates presented are as of June 30, 2014.
(4) Subsequent to June 30, 2014, the Company and the borrower under the University House First Mortgage extended the maturity date to June 30, 2015. In connection with the extension, the Company advanced an additional $5.9 million to the borrower under the University House First Mortgage.
The following summarizes the activity related to the real estate loan receivable for the six months ended June 30, 2014 (in thousands):

Real estate loan receivable - December 31, 2013	$21,893
Extension fee on real estate loan receivable	(105)
Accretion of closing costs and origination fees on real estate loan receivable, net	212
Real estate loan receivable - June 30, 2014	$22,000

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2014
(unaudited)

For the three and six months ended June 30, 2014 and 2013, interest income from real estate loans receivable consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Contractual interest income (including deferred interest)	$612	$1,606	$1,217	$2,670
Accretion of closing costs and origination fees, net	105	450	212	858
Interest accretion	—	142	—	198
Interest income from real estate loans receivable	$717	$2,198	$1,429	$3,726

7.	REAL ESTATE HELD FOR SALE AND DISCONTINUED OPERATIONS
The Company early adopted ASU 2014-08 for the reporting period beginning January 1, 2014. As a result of the adoption of ASU 2014-08, properties that are classified as held for sale in the ordinary course of business on or subsequent to January 1, 2014 would generally be included in continuing operations on the Company’s consolidated statements of operations. Properties that were classified as held for sale in financial statements previously issued will remain in discontinued operations on the Company’s consolidated statements of operations. Prior to the adoption of ASU 2014-08, the operations of properties held for sale or to be disposed of and the aggregate net gains recognized upon their disposition are presented as discontinued operations in the accompanying consolidated statements of operations for all periods presented. The operations of properties held for sale or to be disposed of and the aggregate net gains recognized upon their disposition are presented as discontinued operations in the accompanying consolidated statements of operations for all periods presented. During the year ended December 31, 2013, the Company disposed of three office buildings and one industrial/flex property, all of which are included in discontinued operations on the Company’s consolidated statements of operations. During the six months ended June 30, 2014, the Company did not dispose of any real estate properties and no properties were classified as held for sale as of June 30, 2014. The following table summarizes operating income from discontinued operations for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Total revenues and other income	$—	$464	$—	$971
Total expenses	20	712	33	1,915
Loss from discontinued operations before gain on sales of real estate	(20)	(248)	(33)	(944)
Gain on sales of real estate, net	—	—	—	4,225
Total (loss) income from discontinued operations	$(20)	$(248)	$(33)	$3,281

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2014
(unaudited)

8.	NOTES AND BOND PAYABLE
As of June 30, 2014 and December 31, 2013, the Company’s notes and bond payable consisted of the following (dollars in thousands):

	Book Value as of June 30, 2014	Book Value as of December 31, 2013	Contractual Interest Rate as of June 30, 2014 (1)	Effective Interest Rate at June 30, 2014 (1)	Payment Type	Maturity Date (2)
Richardson Portfolio Mortgage Loan (3)	$38,000	$31,566	One-Month LIBOR + 2.10%	2.25%	Interest Only	05/01/2017
Bellevue Technology Center Mortgage Loan (4)	48,128	47,408	One-Month LIBOR + 2.25%	2.40%	Interest Only	03/01/2017
Portfolio Revolving Loan Facility (5)	30,481	3,379	One-Month LIBOR + 2.25%	2.40%	Interest Only	05/01/2017
Portfolio Mortgage Loan (6)	88,584	82,766	One-Month LIBOR + 2.50%	2.65%	Interest Only	07/01/2017
1635 N. Cahuenga Mortgage Loan (7)	4,650	4,650	One-Month LIBOR + 2.35%	2.50%	Interest Only	08/01/2016
Burbank Collection Mortgage Loan (8)	8,200	8,200	One-Month LIBOR + 2.35%	2.54%	Interest Only	09/30/2016
50 Congress Mortgage Loan (9)	26,935	26,535	One-Month LIBOR + 1.90%	2.05%	Interest Only	10/01/2017
1180 Raymond Bond Payable	7,015	7,085	6.50%	6.50%	Principal & Interest	09/01/2036
Central Building Mortgage Loan (10)	24,100	24,100	One-Month LIBOR + 1.75%	1.90%	Interest Only	11/13/2018
Maitland Promenade II Mortgage Loan (11)	20,182	20,182	One-Month LIBOR + 2.90%	3.25%	Interest Only	01/01/2017
Westmoor Center Mortgage Loan (12)	54,880	—	One-Month LIBOR + 2.25%	2.40%	Interest Only	02/01/2018
Plaza Buildings Senior Loan (13)	108,000	—	One-Month LIBOR + 1.90%	2.05%	Interest Only	01/14/2017
Plaza Buildings Mezzanine Loan (14)	25,000	—	(14)	8.10%	Interest Only	01/14/2017
424 Bedford Mortgage Loan (15)	26,111	—	3.91%	3.91%	Principal & Interest	10/01/2022
Total Notes and Bond Payable principal outstanding	510,266	255,871
Net Premium/Discount on Notes and Bond Payable (16)	17	1,549
Total Notes and Bond Payable, net	$510,283	$257,420
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of June 30, 2014. Effective interest rate is calculated as the actual interest rate in effect as of June 30, 2014 (consisting of the contractual interest rate and contractual floor rates), using interest rate indices at June 30, 2014, where applicable.
(2) Represents the initial maturity date or the maturity date as extended as of June 30, 2014; subject to certain conditions, the maturity dates of certain loans may be extended beyond the date shown.
(3) On April 28, 2014, the Richardson Portfolio Mortgage Loan was refinanced, see “- Recent Transactions - Richardson Portfolio Mortgage Loan Finance.”
(4) As of June 30, 2014, $48.1 million had been disbursed to the Company and the remaining $4.9 million is available for future disbursements to be used for tenant improvements, leasing commissions and capital improvements, subject to certain conditions contained in the loan documents. Monthly payments are initially interest only. Beginning March 1, 2016, monthly payments also include principal amortization payments of up to $60,000 per month.
(5) The Portfolio Revolving Loan Facility is secured by the 1800 West Loop Building and the Iron Point Business Park. The Portfolio Revolving Loan Facility is comprised of $59.5 million of revolving debt and $13.0 million of non-revolving debt available to be used for tenant improvements, leasing commissions and capital improvements, subject to certain terms and conditions contained in the loan documents. As of June 30, 2014, $25.0 million of revolving debt and $5.5 million of non-revolving debt had been disbursed to the Company and the remaining $34.5 million of revolving debt and $7.5 million of non-revolving debt is available for future disbursements, subject to certain conditions contained in the loan documents. Monthly payments are initially interest only. Beginning June 1, 2016, and to the extent that there are amounts outstanding under the non-revolving portion of the loan, monthly payments will include interest and principal amortization payments of up to $80,000 per month.
(6) As of June 30, 2014, $88.6 million had been disbursed to the Company with $19.0 million of debt available for future disbursements to be used for tenant improvements, leasing commissions and capital improvements, subject to certain terms and conditions contained in the loan documents. Monthly payments are initially interest only. Beginning July 1, 2016, monthly payments will include principal and interest with principal payments calculated using an amortization schedule of 30 years and an assumed annual interest rate of 6.0%.
(7) The Company owns a 70% equity interest in the joint venture that owns the 1635 N. Cahuenga Building. As of June 30, 2014, $4.7 million had been disbursed and $2.0 million remains available for future disbursements, subject to certain terms and conditions contained in the loan documents. Monthly payments are initially interest only. Beginning August 1, 2015, monthly payments will also include principal amortization payments of $7,000 per month.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2014
(unaudited)

(8) The Company owns a 90% equity interest in the joint venture that owns the Burbank Collection. As of June 30, 2014, $8.2 million had been disbursed and $3.0 million remains available for future disbursements, subject to certain terms and conditions contained in the loan documents.
(9) As of June 30, 2014, $26.9 million of the 50 Congress Mortgage Loan was funded and $5.9 million remains available, $2.9 million of which is available for future disbursements to be used for tenant improvements, leasing commissions and capital improvements at 50 Congress and $3.0 million of which is available through October 1, 2016, subject to certain terms and conditions contained in the loan documents. Monthly payments are initially interest only. Beginning November 1, 2016, monthly payments will also include principal amortization payments of $32,000 per month.
(10) As of June 30, 2014, $24.1 million of the Central Building Mortgage Loan was funded, and $3.5 million remains available for future disbursements to be used for tenant improvements, leasing commissions and capital improvements, subject to certain terms and conditions contained in the loan documents.
(11) As of June 30, 2014, $20.2 million of the Maitland Promenade II Mortgage Loan was funded and $2.8 million remains available for future disbursements to be used for tenant improvements, leasing commissions, capital improvements and interest shortfalls, subject to certain terms and conditions contained in the loan documents. Interest on the loan is calculated at a variable annual rate of 290 basis points over one-month LIBOR, but at no point shall the interest rate be less than 3.25%. Beginning February 1, 2016, monthly payments will include principal and interest with principal payments calculated using an amortization schedule of 30 years. Monthly payments are initially interest only.
(12) As of June 30, 2014, $54.9 million had been disbursed and $7.1 million remains available for future disbursements, subject to certain terms and conditions contained in the loan documents. Monthly payments are initially interest only. Beginning March 1, 2017, monthly payments include principal and interest with principal payments calculated using an amortization schedule of 30 years and an annual interest rate of 6.5%.
(13) As of June 30, 2014, $108.0 million had been disbursed and $3.0 million remains available for future disbursements, subject to certain terms and conditions contained in the loan documents. Monthly payments are initially interest only. Beginning with the February 2016 payment, monthly payments may include principal and interest, with principal payments calculated using an amortization schedule of 30 years and an annual interest rate of 6.5%.
(14) Interest on this loan is calculated as a floating rate of 785 basis points over one-month LIBOR, but at no point shall interest rate be less than 8.10%. As of June 30, 2014, $25.0 million had been disbursed and $5.0 million remains available for future disbursements, subject to certain terms and conditions contained in the loan documents.
(15) The Company owns a 90% equity interest in the joint venture that owns 424 Bedford. Monthly payments includes principal and interest, with principal payments calculated using an amortization schedule of 30 years.
(16) Represents the unamortized premium/discount on notes and bond payable due to the above- and below-market interest rates when the debt was assumed. The discount/premium is amortized over the remaining life of the notes and bond payable.
During the three and six months ended June 30, 2014, the Company incurred $4.6 million and $8.0 million of interest expense, respectively. Included in interest expense for the three and six months ended June 30, 2014 was $1.0 million and $1.6 million of amortization of deferred financing costs, respectively. Additionally, during the three and six months ended June 30, 2014, the Company capitalized $0.5 million and $1.0 million of interest to its investments in undeveloped land, respectively. During the three and six months ended June 30, 2013, the Company incurred $1.0 million and $1.7 million of interest expense, respectively. Included in interest expense for the three and six months ended June 30, 2013 was $0.1 million and $0.2 million of amortization of deferred financing costs, respectively. As of June 30, 2014 and December 31, 2013, the Company’s deferred financing costs were $6.9 million and $5.0 million, respectively, net of amortization, and are included in prepaid expenses and other assets on the accompanying consolidated balance sheets. As of June 30, 2014 and December 31, 2013, the Company’s interest payable was $1.2 million and $0.5 million, respectively.
The following is a schedule of maturities, including principal amortization payments, for all notes and bond payable outstanding as of June 30, 2014 (in thousands):

July 1, 2014 through December 31, 2014	$832
2015	2,005
2016	18,188
2017	383,533
2018	80,176
Thereafter	25,532
$510,266
The Company’s notes payable contain financial debt covenants. As of June 30, 2014, the Company was in compliance with all of these debt covenants.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2014
(unaudited)

Recent Transactions
Richardson Portfolio Mortgage Loan Refinance
On April 28, 2014, the joint venture that owns the Richardson Portfolio entered into a three-year secured mortgage loan with an unaffiliated lender for borrowings of up to $41.5 million secured by the Richardson Portfolio (the “Richardson Portfolio Mortgage Loan Refinance”). The Company owns a 90% equity interest in the joint venture that owns the Richardson Portfolio. As of June 30, 2014, $38.0 million had been disbursed to the joint venture with the remaining $3.5 million available for future disbursements during the first 24 months of the loan term, subject to certain terms and conditions contained in the loan documents. The Richardson Portfolio Mortgage Loan Refinance matures on May 1, 2017, with two one-year extension options, subject to certain conditions contained in the loan documents and the payment of an extension fee. The Richardson Portfolio Mortgage Loan Refinance bears interest at a floating rate of 2.1% over one-month LIBOR. Monthly payments are initially interest only. Beginning June 2015, monthly payments include principal and interest with principal payments of up to approximately $64,000 per month. The joint venture has the right to prepay the loan in whole or in part at any time on or after May 1, 2015, subject to certain conditions and the payment of a prepayment premium for any prepayment made before May 1, 2016 and certain expenses potentially incurred by the lender as a result of the prepayment as described in the loan documents. At closing, the Company used a portion of the proceeds from the Richardson Portfolio Mortgage Loan Refinance to repay the outstanding principal balance of $32.8 million due under an existing mortgage loan secured by the Richardson Portfolio.
KBS SOR Properties, LLC, a wholly owned subsidiary of the Company through which the Company owns all of its real estate assets (“KBS SOR Properties”), provided a limited guaranty of the Richardson Portfolio Mortgage Loan Refinance with respect to certain potential deficiencies, losses or damages suffered by the lender resulting from certain intentional acts committed by the joint venture that owns the Richardson Portfolio, KBS SOR Properties, the Company or its affiliates in violation of the loan documents. KBS SOR Properties also provided a guaranty of the principal balance and any interest or other sums outstanding under the Richardson Portfolio Mortgage Loan Refinance in the event of certain bankruptcy or insolvency proceedings involving the joint venture or KBS SOR Properties.

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
June 30, 2014
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
The following were the face values, carrying amounts and fair values of the Company’s financial instruments as of June 30, 2014 and December 31, 2013, which carrying amounts do not approximate the fair values (in thousands):

	June 30, 2014			December 31, 2013
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Real estate loans receivable	$22,000	$22,000	$22,000	$22,000	$21,893	$22,000
Financial liabilities:
Notes and bond payable	$510,266	$510,283	$512,948	$255,871	$257,420	$258,876
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2014
(unaudited)

Assets and Liabilities Recorded at Fair Value
During the six months ended June 30, 2014, the Company measured the following liability at fair value (in thousands):

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

10.	RELATED PARTY TRANSACTIONS
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
During the three and six months ended June 30, 2014 and 2013, no other transactions occurred between the Company and these other KBS-sponsored programs.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2014
(unaudited)

Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three and six months ended June 30, 2014 and 2013, respectively, and any related amounts payable as of June 30, 2014 and December 31, 2013 (in thousands):

	Incurred				Payable as of
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
	2014	2013	2014	2013	2014	2013
Expensed
Asset management fees (1)	$1,909	$966	$3,518	$1,730	$—	$—
Real estate acquisition fees	—	854	2,274	1,612	—	—
Reimbursable operating expenses (2)	42	33	73	58	—	—
Disposition fees (3)	—	—	—	77	—	—
Capitalized
Acquisition and origination fees on real estate loans receivable	—	—	—	220	—	—
Acquisition fee on investment in unconsolidated joint venture	1,573	—	1,573	—	—	—
Escrow deposit for future real estate	—	1,750	—	1,750	—	—
	$3,524	$3,603	$7,438	$5,447	—	$—
_____________________
(1) Amounts include asset management fees from discontinued operations.
(2) The Advisor may seek reimbursement for certain employee costs under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $42,000 and $33,000 for the three months ended June 30, 2014 and 2013, respectively, and $73,000 and $58,000 for the six months ended June 30, 2014 and 2013, respectively, and were the only employee costs reimbursed under the Advisory Agreement during these periods. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers.
(3) Disposition fees with respect to real estate sold are included in the gain on sales of real estate in the accompanying consolidated statements of operations.

11.	INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
As of June 30, 2014 and December 31, 2013, the Company’s investments in unconsolidated joint ventures were composed of the following (dollars in thousands):

				Investment Balance at
Joint Venture	Number of Properties	Location	Ownership %	June 30, 2014	December 31, 2013
NIP Joint Venture	23	Various	Less than 5.0%	$7,484	$7,484
110 William Joint Venture	1	New York, New York	60.0%	66,735	8,854
				$74,219	$16,338
Investment in National Industrial Portfolio Joint Venture
On May 18, 2012, the Company, through an indirect wholly owned subsidiary, entered into a joint venture (the “NIP Joint Venture”) with OCM NIP JV Holdings, L.P. and HC KBS NIP JV, LLC (“HC-KBS”). The NIP Joint Venture owns 23 industrial properties and a master lease with respect to another industrial property encompassing 11.4 million square feet. The Company made an initial capital contribution of $8.0 million which represents less than a 5.0% ownership interest in the NIP Joint Venture as of June 30, 2014. The Company has virtually no influence over the NIP Joint Venture’s operations, financial policies or decision making. Accordingly, the Company has accounted for its investment in the NIP Joint Venture under the cost method of accounting. Income, losses and distributions from the NIP Joint Venture are generally allocated among the members based on their respective equity interests.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2014
(unaudited)

KBS REIT I, an affiliate of the Advisor, is a member of HC-KBS and has a participation interest in certain future potential profits generated by the NIP Joint Venture.  However, KBS REIT I does not have any equity interest in the NIP Joint Venture. None of the other joint venture partners are affiliated with the Company or the Advisor.
As of June 30, 2014 and December 31, 2013, the book value of the Company’s investment in the NIP Joint Venture was $7.5 million. During the six months ended June 30, 2014 and 2013, the Company did not receive any distributions related to its investment in the NIP Joint Venture.
Investment in 110 William Joint Venture
On December 23, 2013, the Company, through an indirect wholly owned subsidiary, entered into an agreement with SREF III 110 William JV, LLC (the “110 William JV Partner”) to form a joint venture (the “110 William Joint Venture”). On May 2, 2014, the 110 William Joint Venture acquired an office property containing 928,157 rentable square feet located on approximately 0.8 acres of land in New York, New York (“110 William Street”). At acquisition, 110 William Street was 97% leased to 33 tenants. Each of the Company and the 110 William JV Partner hold a 60% and 40% ownership interest in the 110 William Joint Venture, respectively. The Company exercises significant influence over the operations, financial policies and decision making with respect to the 110 William Joint Venture but significant decisions require approval from both members. Accordingly, the Company has accounted for its investment in the 110 William Joint Venture under the equity method of accounting. Income, losses and distributions are generally allocated based on the members’ respective equity interests.
The contractual purchase price of 110 William Street was $261.1 million plus closing costs. The 110 William Joint Venture funded the purchase of 110 William Street through (i) the assumption of an existing first mortgage loan from an unaffiliated lender with a face amount of $141.5 million bearing interest at a fixed rate of 4.8% per annum and maturing on July 6, 2017, (ii) the assumption of an existing mezzanine loan from an unaffiliated lender with a face amount of $20.0 million bearing interest at a fixed rate of 9.5% per annum and maturing on July 6, 2017 and (iii) contributions from the Company and the 110 William JV Partner to the 110 William Joint Venture.
As of June 30, 2014 and December 31, 2013, the book value of the Company’s investment in the 110 William Joint Venture was $66.7 million and $8.9 million, respectively. During the three and six months ended June 30, 2014, the Company recognized an equity in loss of unconsolidated joint venture of $0.3 million and $0.5 million, respectively, related to the Company's share of income and expenses incurred by the 110 William Joint Venture.
Summarized financial information for the 110 William Joint Venture follows (in thousands):

	June 30, 2014	December 31, 2013
Assets:
Real estate assets, net of accumulated depreciation and amortization	$278,938	$—
Other assets	16,181	15,000
Total assets	295,119	15,000
Liabilities and Equity:
Notes payable, net	170,500	—
Other liabilities	16,098	243
Partners' capital	108,521	14,757
Total Liabilities and Equity	$295,119	$15,000

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2014
(unaudited)

	Three Months ended June 30, 2014	Six Months ended June 30, 2014
Revenues	$5,448	$5,448
Expenses:
Operating, maintenance, and management	1,389	1,389
Real estate taxes and insurance	849	849
Real estate acquisition fees and expenses	711	991
Depreciation and amortization	2,056	2,056
Interest expense	1,031	1,031
Total expenses	6,036	6,316
Total other income	33	33
Net loss	(555)	(835)
Equity in loss of unconsolidated joint venture	$(333)	$(501)

12.	UNAUDITED PRO FORMA FINANCIAL INFORMATION
The following unaudited pro forma information for the three and six months ended June 30, 2014 and 2013 has been prepared to give effect to the acquisition of the Plaza Buildings as if the acquisition had occurred on January 1, 2013. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had the acquisition occurred on this date, nor does it purport to predict the results of operations for future periods (in thousands, except share and per share amounts).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$26,244	$18,668	$51,398	$31,660
Depreciation and amortization	$11,883	$7,110	$23,861	$12,589
Net (loss) income attributable to common stockholders	$(5,331)	$(2,913)	$(12,838)	$(2,072)
Net (loss) income per common share, basic and diluted	$(0.09)	$(0.05)	$(0.21)	$(0.04)
Weighted-average number of common shares outstanding, basic and diluted	59,751,364	58,339,185	59,751,364	58,339,185
The unaudited pro forma information for the three and six months ended June 30, 2014 was adjusted to exclude $2.1 million of acquisition costs incurred in 2014 in connection with the acquisitions of the above properties.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2014
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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Although there can be no assurance, the Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations as of June 30, 2014. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities.
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

14.	EARNINGS PER SHARE
The following table presents the computation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator
Loss from continuing operations	$(5,460)	$(2,181)	$(15,341)	$(3,968)
Loss from continuing operations attributable to noncontrolling interests	149	86	426	154
Loss from continuing operations attributable to common stockholders	(5,311)	(2,095)	(14,915)	(3,814)
Total (loss) income from discontinued operations	(20)	(248)	(33)	3,281
Total income from discontinued operations attributable to noncontrolling interests	—	—	—	(398)
Total (loss) income from discontinued operations attributable to common stockholders	(20)	(248)	(33)	2,883
Net loss attributable to common stockholders	$(5,331)	$(2,343)	$(14,948)	$(931)

Denominator
Weighted-average number of common shares outstanding, basic and diluted	59,642,831	58,338,103	59,618,518	58,232,276

Basic and diluted (loss) income per common share:
Continuing operations	$(0.09)	$(0.04)	$(0.25)	$(0.07)
Discontinued operations	—	—	—	0.05
Net loss per common share	$(0.09)	$(0.04)	$(0.25)	$(0.02)

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2014
(unaudited)

15.	SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Distribution Declared
On August 4, 2014, the Company’s board of directors authorized a distribution in the amount of $0.069315 per share of common stock to stockholders of record as of the close of business on September 15, 2014. The Company expects to pay this distribution on September 24, 2014. The distribution will be paid in cash or, for investors enrolled in the Company’s dividend reinvestment plan, reinvested in additional shares. The board of directors will declare distributions from time to time based on the Company’s income, cash flow and investing and financing activities. As such, the Company can give no assurances as to the timing, amount or notice with respect to any future distribution declarations.

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
On January 8, 2009, we filed a registration statement on Form S‑11 with the SEC to offer a minimum of 250,000 shares and a maximum of 140,000,000 shares of common stock for sale to the public, of which 100,000,000 shares were registered in our primary offering and 40,000,000 shares were registered under our dividend reinvestment plan. We ceased offering shares of common stock in our primary offering on November 14, 2012. We sold 56,584,976 shares of common stock in the primary offering for gross offering proceeds of $561.7 million. We continue to offer shares of common stock under the dividend reinvestment plan. As of June 30, 2014, we had sold 3,456,236 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $33.3 million. Also as of June 30, 2014, we had redeemed 586,091 of the shares sold in our offering for $5.7 million. Additionally, on December 29, 2011 and October 23, 2012, we issued 220,994 shares and 55,249 shares of common stock, respectively, for $2.0 million and $0.5 million, respectively, in private transactions exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.
As of June 30, 2014, we owned 13 office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 43 acres of undeveloped land, one office portfolio consisting of three office properties, one retail property, two apartment properties, two investments in undeveloped land encompassing an aggregate of 1,670 acres, one first mortgage loan and two investments in unconsolidated joint ventures.
Market Outlook – Real Estate and Real Estate Finance Markets
The following discussion is based on management’s beliefs, observations and expectations with respect to the real estate and real estate finance markets.
In the wake of the sub-par recovery of the U.S. economy, and despite recent improvements regarding the pace of job growth, concerns persist regarding income growth and the overall economic health of domestic consumers, businesses and governments. The federal government has employed an array of fiscal and monetary policies to attempt to help get the U.S. economy onto a sound and sustainable growth path. The road to recovery has been anything but consistent.
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
The Federal Reserve has maintained an accommodative monetary policy since the introduction of quantitative easing (“QE”) in October of 2008. The Federal Reserve injected trillions of U.S. dollars into the global financial markets through the purchases of U.S. treasury bonds and mortgage backed securities. At this point in time, it is unclear what the final cost or impact of this program will be. In December 2013, the speculation as to the possible end of QE programs was finally ended with the announcement by the Federal Reserve of the tapering of government purchases of U.S. treasury securities and U.S. agency mortgages. In July of 2014, the Federal Reserve announced plans to end the purchase of securities by October of 2014.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Despite cuts to federal government spending, U.S. gross domestic product (“U.S. GDP”) has continued to grow at moderate level. In the third quarter of 2013, U.S. GDP increased at an annual rate of 4.5%, which was followed by fourth quarter U.S. GDP growth of 3.5%. First quarter U.S. GDP reflects a step back as a severe winter has been blamed for a decrease in U.S. GDP of 2.1%. Consensus expectations are for a rebound in U.S. economic growth as employment numbers and corporate earnings strength indicate that the U.S. economy is healthy and growing. The initial estimate of second quarter 2014 reflects an annual rate increase in U.S. GDP of 4.0%.
The U.S. dollar has remained a safe haven currency and the U.S. commercial property markets have benefited from an inflow of foreign capital. Initially, gateway markets such as New York City and San Francisco benefited from a strong bid for commercial properties. In 2014, the commercial real estate market recovery began to spread to secondary markets. Over the past two years, transaction volumes increased and the re-emergence of the CMBS market and the availability of debt capital have contributed to the ongoing economic recovery. This trend continued into 2014 and the U.S. commercial real estate market gained favor as an alternative investment. Looking forward, however, the recovery in commercial real estate is expected to remain uneven across geographies and among property types.
The U.S. residential real estate market has been recovering. Low interest rates, pent-up demand from the consumer sector and the introduction of institutional investors in the form of buy-to-rent portfolios have all contributed to a broad recovery of home prices. Some markets have recovered to prices above pre-recession levels, but the majority of U.S. housing markets still have not recaptured the equity lost as a result of the recent recession. Impediments to a continued recovery in this market include more stringent underwriting standards for borrowers, a slowdown in demand by institutional investors and a lack of supply of affordable housing for entry level purchasers. In addition, as referenced above, the Federal Reserve’s QE program, which peaked at $85 billion a month in purchases of long-term treasury securities and mortgage backed securities, is slowly being scaled down and is scheduled to end in October of 2014. It is anticipated that the removal of the Federal Reserve’s purchases in the mortgage backed securities market will contribute to increases in the cost of future mortgage financing.
In Europe, concerns remain regarding the economic burden of sovereign debt and the pace of economic recovery. Some European banks hold material quantities of sovereign debt on their balance sheets. The possible default or restructuring of the sovereign debt obligations of certain European Union countries and the resulting potential negative impact on the global financial markets remain of concern. The uncertainty surrounding the size of the problem and how regulators and governments intend to remedy the situation has caused many investors to reassess their pricing of sovereign risks. Europe has benefited from statements made by the European Central Bank which affirm the bank’s commitment to provide substantial support for the European banking system.
The global rating agencies continue to be vigilant in their analysis of the health of the global financial markets. In November 2012, Moody’s downgraded France’s sovereign debt rating to Aa1 from AAA and, in February 2013, Moody’s downgraded the U.K. government debt to Aa1 from AAA as well. In the past two years, Asia also has seen a number of ratings downgrades, with Fitch downgrading Japan to A+ in May of 2012 and China to A+ in April of 2013. The global ratings agencies continue to have a number of sovereign issuers on negative watch as governments have struggled to resolve their budget issues and face growing debt obligations. Beginning in late 2013, these credit issues shifted away from the European sovereign credits to Asia and to some emerging market nations, such as Turkey, Russia, South America, Brazil and Argentina.
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
We sold 56,584,976 shares of common stock in the primary portion of our initial public offering for gross offering proceeds of $561.7 million. We ceased offering shares in the primary portion of our initial public offering on November 14, 2012. We continue to offer shares of common stock under the dividend reinvestment plan. As of June 30, 2014, we had sold 3,456,236 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $33.3 million.  To date, we have invested a significant amount of the proceeds from our initial public offering in real estate and real estate-related investments and we may make a limited number of investments in the future to the extent we have sufficient cash on hand for any such investments. We intend to use our cash on hand, proceeds from debt financing, cash flow generated by our real estate operations and real estate-related investments, proceeds from our dividend reinvestment plan and principal repayments on our real estate loans receivable as our primary sources of immediate and long-term liquidity.
Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures and corporate general and administrative expenses.  Cash flow from operations from our real estate investments is primarily dependent upon the occupancy levels of our properties, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures.  As of June 30, 2014, our office and retail properties were collectively 77% occupied and our apartment properties were collectively 85% occupied.
Investments in real estate-related loans generate cash flow in the form of interest income, which are reduced by loan service fees, asset management fees and corporate general and administrative expenses. As of June 30, 2014, we had one real estate loan receivable outstanding with a total book value of $22.0 million. The borrower under our real estate loan receivable was current on all contractual debt service payments.
As of June 30, 2014, we had outstanding debt obligations in the aggregate principal amount of $510.3 million, all of which mature between 2016 and 2036. As of June 30, 2014, we had $34.5 million of unrestricted secured revolving debt available for future disbursements under a portfolio loan facility, subject to certain conditions set forth in the loan agreement.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the Conflicts Committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expense reimbursements for the four fiscal quarters ended June 30, 2014 did not exceed the charter imposed limitation.
For the six months ended June 30, 2014, our cash needs for acquisitions, capital expenditures and debt servicing were met with proceeds from debt financing and proceeds from our dividend reinvestment plan. Operating cash needs during the same period were met through cash flow generated by our real estate and real estate-related investments and cash on hand.
Cash Flows from Operating Activities
As of June 30, 2014, we owned 13 office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 43 acres of undeveloped land, one office portfolio consisting of three office properties, one retail property, two apartment properties, two investments in undeveloped land encompassing an aggregate of 1,670 acres, one first mortgage loan and two investments in unconsolidated joint ventures. During the six months ended June 30, 2014, net cash used in operating activities was $1.5 million. We expect that our cash flows from operating activities will increase in future years as a result of owning the assets acquired during 2014 for an entire period and leasing additional space that is currently unoccupied.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flows from Investing Activities
Net cash used in investing activities was $256.6 million for the six months ended June 30, 2014 and primarily consisted of the following:

•	Acquisitions of one office property and one apartment property for an aggregate purchase price of $182.7 million, after giving effect for escrow deposits and liabilities assumed;

•	Investment in an unconsolidated joint venture of $58.4 million;

•	Improvements to real estate of $15.9 million;

•	Principal repayments on real estate securities of $0.3 million; and

•	Extension fee on real estate loan receivable of $0.1 million,
Cash Flows from Financing Activities
Net cash provided by financing activities was $221.0 million for the six months ended June 30, 2014 and consisted primarily of the following:

•
$224.5 million of net cash provided by debt and other financings as a result of proceeds from notes payable of $261.1 million, partially offset by principal payments on notes payable of $33.1 million and payments of deferred financing costs of $3.6 million;

•	$2.5 million of cash used for redemptions of common stock;

•	$2.3 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $4.0 million; and

•	$1.5 million of contributions from noncontrolling interests.
In order to execute our investment strategy, we utilize secured debt and we may, to the extent available, utilize unsecured debt to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinancing and interest risks, are properly balanced with the benefit of using leverage. There is no limitation on the amount we may borrow for any single investment. Our charter limits our total liabilities such that our total liabilities may not exceed 75% of the cost of our tangible assets; however, we may exceed that limit if a majority of the Conflicts Committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our common stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of June 30, 2014, our borrowings and other liabilities were approximately 52% of the cost (before depreciation or other noncash reserves) and book value (before depreciation) of our tangible assets.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of June 30, 2014 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2014	2015-2016	2017-2018	Thereafter
Outstanding debt obligations (1)	$510,266	$832	$20,193	$463,709	$25,532
Interest payments on outstanding debt obligations (2)	50,959	7,056	28,099	7,638	8,166
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts and interest rates in effect at June 30, 2014. We incurred interest expense of $7.4 million, excluding amortization of deferred financing costs of $1.6 million and interest capitalized of $1.0 million, for the six months ended June 30, 2014.
Results of Operations
Overview
As June 30, 2013, we owned nine office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 43 acres of undeveloped land, one office portfolio consisting of three office properties, one industrial/flex property, one retail property, 1,375 acres of undeveloped land, two investments in CMBS, three first mortgage loans and one investment in an unconsolidated joint venture. As of June 30, 2014, we owned 13 office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 43 acres of undeveloped land, one office portfolio consisting of three office properties, one retail property, two apartment properties, two investments in undeveloped land encompassing an aggregate of 1,670 acres, one first mortgage loan and two investments in unconsolidated joint ventures. Our results of operations for the three and six months ended June 30, 2014 may not be indicative of those in future periods as the occupancy in our properties has not been stabilized. As of June 30, 2014, our office and retail properties were collectively 77% occupied and our apartment properties were collectively 85% occupied.  However, due to the short outstanding weighted-average lease term in the portfolio of less than four years, we do not put significant emphasis on quarterly changes in occupancy (positive or negative) in the short run. Our underwriting and valuations are generally more sensitive to “terminal values” that may be realized upon the disposition of the assets in the portfolio and less sensitive to ongoing cash flows generated by the portfolio in the years leading up to an eventual sale. There are no guarantees that occupancies of our assets will increase, or that we will recognize a gain on the sale of our assets. We funded the acquisitions of these investments with proceeds from our initial public offering and debt financing. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of owning the assets acquired in 2014 for an entire period.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparison of the three months ended June 30, 2014 versus the three months ended June 30, 2013
The following table provides summary information about our results of operations for the three months ended June 30, 2014 and 2013 (dollar amounts in thousands):

	Three Months Ended June 30,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions/ Originations (1)	$ Change Due to Investments Held Throughout Both Periods (2)
	2014	2013
Rental income	$20,892	$9,630	$11,262	117%	$10,192	$1,070
Tenant reimbursements	3,822	2,216	1,606	72%	1,284	322
Interest income from real estate loans receivable	717	2,198	(1,481)	(67)%	(1,481)	—
Other operating income	813	297	516	174%	464	52
Operating, maintenance, and management costs	8,578	4,791	3,787	79%	3,618	169
Real estate taxes, property-related taxes, and insurance	3,426	2,198	1,228	56%	1,364	(136)
Asset management fees to affiliate	1,909	934	975	104%	807	168
Real estate acquisition fees to affiliate	—	854	(854)	(100)%	(854)	n/a
Real estate acquisition fees and expenses	4	214	(210)	(98)%	(210)	n/a
General and administrative expenses	978	859	119	14%	n/a	n/a
Depreciation and amortization	11,883	5,749	6,134	107%	6,191	(57)
Interest expense	4,595	957	3,638	380%	2,525	1,113
_____________________
(1) Represents the dollar amount increase (decrease) for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 related to real estate and real estate-related investments acquired, originated or repaid on or after April 1, 2013.
(2) Represents the dollar amount increase (decrease) for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 with respect to real estate and real estate-related investments owned by us during the entire periods presented.
Rental income and tenant reimbursements increased from $9.6 million and $2.2 million, respectively, for the three months ended June 30, 2013 to $20.9 million and $3.8 million, respectively, for the three months ended June 30, 2014, primarily as a result of the growth in our real estate portfolio. Additionally, rental income and tenant reimbursements related to properties held throughout both periods increased by $1.4 million as a result of a slight increase in occupancy. We expect rental income and tenant reimbursements to increase in future periods as a result of owning the assets acquired during 2014 for an entire period and leasing additional space.
Interest income from our real estate loans receivable decreased from $2.2 million for the three months ended June 30, 2013 to $0.7 million for the three months ended June 30, 2014 primarily due to the early payoff of the Ponte Palmero First Mortgage in August 2013. Our interest income in future periods will generally be consistent, but will decrease upon any principal repayment on our real estate loan receivable or increase as a result of any additional fundings.
Property operating costs and real estate taxes and insurance increased from $4.8 million and $2.2 million, respectively, for the three months ended June 30, 2013 to $8.6 million and $3.4 million, respectively, for the three months ended June 30, 2014, primarily as a result of the growth in our real estate portfolio. We expect property operating costs and real estate taxes and insurance to increase in future periods as a result of owning the assets acquired during 2014 for an entire period and increasing occupancy of our real estate assets.
Asset management fees increased from $0.9 million for the three months ended June 30, 2013 to $1.9 million for the three months ended June 30, 2014, as a result of the growth in our investment portfolio. We expect asset management fees to increase in future periods as a result of owning the assets acquired in 2014 for an entire period. All asset management fees incurred as of June 30, 2014 have been paid.
Real estate acquisition fees and expenses to affiliates and non-affiliates was $1.1 million for the three months ended June 30, 2013. We did not record significant acquisition fees and expenses during the three months ended June 30, 2014; however, we capitalized $1.6 million in acquisition fees and expenses related to our investment in an unconsolidated joint venture. We do not expect to incur significant real estate acquisition fees and expenses in future periods as we do not expect to make significant acquisitions, if any acquisitions at all.
Depreciation and amortization increased from $5.7 million for the three months ended June 30, 2013 to $11.9 million for the three months ended June 30, 2014, due to the growth of our real estate portfolio. We expect depreciation and amortization to increase in future periods as a result of owning the assets acquired during 2014 for an entire period.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Interest expense increased from $1.0 million for the three months ended June 30, 2013 to $4.6 million for the three months ended June 30, 2014. Excluded from interest expense was $0.5 million of interest capitalized to our investments in undeveloped land during the three months ended June 30, 2014. The increase in interest expense is primarily a result of our use of debt in connection with the acquisitions of real estate assets. Our interest expense in future periods will vary based on interest rate fluctuations and our level of future borrowings, which will depend on the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.
Comparison of the six months ended June 30, 2014 versus the six months ended June 30, 2013
The following table provides summary information about our results of operations for the six months ended June 30, 2014 and 2013 (dollar amounts in thousands):

	Six Months Ended June 30,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions/ Originations (1)	$ Change Due to Investments Held Throughout Both Periods (2)
	2014	2013
Rental income	$40,428	$17,279	$23,149	134%	$21,050	$2,099
Tenant reimbursements	7,624	3,167	4,457	141%	3,994	463
Interest income from real estate loans receivable	1,429	3,726	(2,297)	(62)%	(2,297)	—
Other operating income	1,390	596	794	133%	817	(23)
Operating, maintenance, and management costs	17,293	8,242	9,051	110%	8,389	662
Real estate taxes, property-related taxes, and insurance	6,920	3,593	3,327	93%	3,440	(113)
Asset management fees to affiliate	3,518	1,665	1,853	111%	1,764	89
Real estate acquisition fees to affiliate	2,274	1,612	662	41%	662	n/a
Real estate acquisition fees and expenses	2,180	487	1,693	348%	1,693	n/a
General and administrative expenses	1,889	1,678	211	13%	n/a	n/a
Depreciation and amortization	23,614	9,867	13,747	139%	13,887	(140)
Interest expense	8,028	1,693	6,335	374%	5,525	810
Total (loss) income from discontinued operations	(33)	3,281	(3,314)	(101)%	n/a	n/a
_____________________
(1) Represents the dollar amount increase (decrease) for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 related to real estate and real estate-related investments acquired, originated or repaid on or after January 1, 2013.
(2) Represents the dollar amount increase (decrease) for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 with respect to real estate and real estate-related investments owned by us during the entire periods presented.
Rental income and tenant reimbursements increased from $17.3 million and $3.2 million, respectively, for the six months ended June 30, 2013 to $40.4 million and $7.6 million, respectively, for the six months ended June 30, 2014, primarily as a result of the growth in our real estate portfolio. Additionally, rental income and tenant reimbursements related to properties held throughout both periods increased by $2.6 million as a result of a slight increase in occupancy. We expect rental income and tenant reimbursements to increase in future periods as a result of owning the assets acquired during 2014 for an entire period and leasing additional space.
Interest income from our real estate loans receivable decreased from $3.7 million for the six months ended June 30, 2013 to $1.4 million for the six months ended June 30, 2014 primarily due to the early payoff of the Ponte Palmero First Mortgage in August 2013, which was partially offset by the increase in interest income from the University House First Mortgage originated on March 20, 2013. Our interest income in future periods will generally be consistent, but will decrease upon any principal repayment on our real estate loan receivable or increase as a result of any additional fundings.
Property operating costs and real estate taxes and insurance increased from $8.2 million and $3.6 million, respectively, for the six months ended June 30, 2013 to $17.3 million and $6.9 million, respectively, for the six months ended June 30, 2014, primarily as a result of the growth in our real estate portfolio. We expect property operating costs and real estate taxes and insurance to increase in future periods as a result of owning the assets acquired during 2014 for an entire period and increasing occupancy of our real estate assets.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Asset management fees increased from $1.7 million for the six months ended June 30, 2013 to $3.5 million for the six months ended June 30, 2014, as a result of the growth in our investment portfolio. We expect asset management fees to increase in future periods as a result of owning the assets acquired in 2014 for an entire period. All asset management fees incurred as of June 30, 2014 have been paid.
Real estate acquisition fees and expenses to affiliates and non-affiliates increased from $2.1 million for the six months ended June 30, 2013 to $4.5 million for the six months ended June 30, 2014. The increase is due to the difference in the total acquisition cost for real estate acquired during the six months ended June 30, 2013 of $159.0 million compared to the total acquisition cost for real estate acquired during the six months ended June 30, 2014 of $222.2 million. Additionally, during the six months ended June 30, 2014, we capitalized $1.6 million in acquisition fees and expenses related to our investment in an unconsolidated joint venture. We expect real estate acquisition fees and expenses to decrease in future periods as we do not expect to make significant acquisitions, if any acquisitions at all.
Depreciation and amortization increased from $9.9 million for the six months ended June 30, 2013 to $23.6 million for the six months ended June 30, 2014, due to the growth of our real estate portfolio. We expect depreciation and amortization to increase in future periods as a result of owning the assets acquired during 2014 for an entire period.
Interest expense increased from $1.7 million for the six months ended June 30, 2013 to $8.0 million for the six months ended June 30, 2014. Excluded from interest expense was $1.0 million of interest capitalized to our investments in undeveloped land during the six months ended June 30, 2014. The increase in interest expense is primarily a result of our use of debt in connection with the acquisitions of real estate assets. Our interest expense in future periods will vary based on interest rate fluctuations and our level of future borrowings, which will depend on the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.
Income from discontinued operations was $3.3 million for the six months ended June 30, 2013 and loss from discontinued operations was $33,000 for the six months ended June 30, 2014. During the six months ended June 30, 2013, we sold an office building that resulted in a gain on sale of $4.2 million. As of June 30, 2014, we did not own any real estate held for sale.
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
Although MFFO includes other adjustments, the exclusion of straight-line rent, the amortization of above- and below-market leases, the amortization of discounts and closing costs and acquisition fees and expenses are the most significant adjustments for the periods presented.  We have excluded these items based on the following economic considerations:

•
Adjustments for straight-line rent.  These are adjustments to rental revenue as required by GAAP to recognize contractual lease payments on a straight-line basis over the life of the respective lease.  We have excluded these adjustments in our calculation of MFFO to more appropriately reflect the current economic impact of our in-place leases, while also providing investors with a useful supplemental metric that addresses core operating performance by removing rent we expect to receive in a future period or rent that was received in a prior period;

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
Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculations of MFFO and Adjusted MFFO, for the three and six months ended June 30, 2014 and 2013 (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Net loss attributable to common stockholders	$(5,331)	$(2,343)	$(14,948)	$(931)
Depreciation of real estate assets	4,763	2,020	9,099	3,494
Depreciation of real estate assets - discontinued operations	—	76	—	142
Amortization of lease-related costs	7,120	3,729	14,515	6,373
Amortization of lease-related costs - discontinued operations	—	186	—	587
Gain on sale of real estate, net	—	—	—	(4,225)
Adjustments for noncontrolling interests - consolidated entity (1)	(179)	(127)	(337)	180
Adjustments for investment in unconsolidated entity (2)	1,234	—	1,234	—
FFO	7,607	3,541	9,563	5,620
Straight-line rent and amortization of above- and below-market leases	(2,691)	(1,036)	(5,472)	(1,683)
Amortization of discounts and closing costs	(105)	(131)	(203)	(174)
Real estate acquisition fees to affiliate	—	854	2,274	1,612
Real estate acquisition fees and expenses	4	214	2,180	487
Amortization of net premium/discount on bond and notes payable	3	—	(9)	—
Prepayment fees related to the extinguishment of debt	332	—	332	119
Adjustments for noncontrolling interests - consolidated entity (1)	(9)	10	(178)	12
Adjustments for investment in unconsolidated entity (2)	(430)	—	(263)	—
MFFO	4,711	3,452	8,224	5,993
Other capitalized operating expenses (3)	(643)	(115)	(1,361)	(230)
Adjustments for noncontrolling interests - consolidated entity (1)	71	58	146	115
Adjusted MFFO	$4,139	$3,395	$7,009	$5,878
_____________________
(1) Reflects adjustments to eliminate the noncontrolling interest holders’ share of the adjustments to convert our net loss attributable to common stockholders to FFO, MFFO and Adjusted MFFO.
(2) Reflects adjustments to add back our noncontrolling interest share of the adjustments to convert our net loss attributable to common stockholders to FFO, MFFO and Adjusted MFFO for our equity investment in unconsolidated joint venture.
(3) Reflects real estate taxes, property insurance and financing costs that are capitalized with respect to certain of our investments in undeveloped land.  During the time in which we are incurring costs necessary to bring these investments to their intended use, certain normal recurring operating costs are capitalized in accordance with GAAP and not reflected in our net loss, FFO and MFFO.
FFO, MFFO and Adjusted MFFO may also be used to fund all or a portion of certain capitalizable items that are excluded from FFO, MFFO and Adjusted MFFO, such as tenant improvements, building improvements and deferred leasing costs. We expect FFO, MFFO and Adjusted MFFO to improve as a result of owning the assets acquired during 2014 for an entire period and leasing additional space in our real estate assets.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Distributions
Distributions declared, distributions paid and cash flows from operations were as follows for the first and second quarters of 2014 (in thousands, except per share amounts):

	Distribution Declared	Distributions Declared Per Share	Distributions Paid			Cash Flows (Used in) Provided by Operations
Period			Cash	Reinvested	Total
First Quarter 2014	$2,937	$0.049	$—	$—	$—	$(2,931)
Second Quarter 2014	3,343	0.056	2,260	4,020	$6,280	$1,441
	$6,280	$0.105	$2,260	$4,020	$6,280	$(1,490)
On March 6, 2014, our board of directors authorized a distribution in the amount of $0.04931507 per share of common stock to stockholders of record as of the close of business on March 31, 2014. We paid this distribution on April 15, 2014 and this was the only distribution declared during the first quarter of 2014.
On May 8, 2014, our board of directors authorized a distribution in the amount of $0.056096 per share of common stock to stockholders of record as of the close of business on June 16, 2014. We paid this distribution on June 23, 2014 and this was the only distribution declared during the second quarter of 2014.
Our board of directors will declare distributions from time to time based on income and cash flow from our investments, gains on sales of assets and financing activities. As such, we can also give no assurances as to the timing, amount or notice with respect to any other future distribution declarations.
Our net loss attributable to common stockholders for the six months ended June 30, 2014 was $14.9 million and our cash flows used in operations were $1.5 million. Our cumulative distributions paid and net loss attributable to common stockholders from inception through June 30, 2014 were $51.2 million and $22.8 million, respectively. We have funded our cumulative distributions, which includes net cash distributions and dividends reinvested by stockholders, with proceeds from debt financing of $23.5 million, proceeds from the dispositions of property of $13.7 million and cash provided by operations of $14.0 million. To the extent that we pay distributions from sources other than our cash flow from operations or gains from asset sales, we will have fewer funds available for investment in real estate-related loans, opportunistic real estate, real estate-related debt securities and other real estate-related investments, the overall return to our stockholders may be reduced and subsequent investors may experience dilution.
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
Distribution Declared
On August 4, 2014, our board of directors authorized a distribution in the amount of $0.069315 per share of common stock to stockholders of record as of the close of business on September 15, 2014. We expect to pay this distribution on September 24, 2014. The distribution will be paid in cash or, for investors enrolled in our dividend reinvestment plan, reinvested in additional shares. The board of directors will declare distributions from time to time based on our income, cash flow and investing and financing activities. As such, we can give no assurances as to the timing, amount or notice with respect to any future distribution declarations.

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
We borrow funds at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of June 30, 2014, the fair value and carrying value of our fixed rate real estate loan receivable was $22.0 million. The fair value estimate of our fixed rate real estate loan receivable was estimated using an internal valuation model that considers the expected cash flows for the loans, underlying collateral values (for collateral-dependent loans) and the estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements. As of June 30, 2014, the fair value of our fixed rate debt was $34.7 million and the carrying value of our fixed rate debt was $33.1 million. The fair value estimate of our fixed rate debt was calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of June 30, 2014. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting changes in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on variable rate debt and loans receivable would change our future earnings and cash flows, but would not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. As of June 30, 2014, we were exposed to market risks related to fluctuations in interest rates on $477.1 million of variable rate debt outstanding. Based on interest rates as of June 30, 2014, if interest rates were 100 basis points higher during the 12 months ending June 30, 2015, interest expense on our variable rate debt would increase by $4.7 million. As of June 30, 2014, one-month LIBOR was 0.1552% and if the LIBOR index was reduced to 0% during the 12 months ending June 30, 2015, interest expense on our variable rate debt would decrease by $0.7 million.
The weighted-average interest rates of our fixed rate debt and variable rate debt as of June 30, 2014 were 4.5% and 2.6%, respectively.  The annual effective interest rate of our fixed rate real estate loan receivable as of June 30, 2014 was 13.0%. The annual effective interest rate represents the effective interest rate as of June 30, 2014, using the interest method that we use to recognize interest income on our real estate loans receivable.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
Please see the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the three months ended March 31, 2014, both filed with the SEC.
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

•
During each calendar year, redemptions are limited to the amount of net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year and the last $1.0 million of such net proceeds shall be reserved exclusively for shares redeemed in connection with a stockholder’s death, “qualifying disability,” or “determination of incompetence” (except that we may increase or decrease this funding limit by providing ten business days’ notice to our stockholders)

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

PART II. OTHER INFORMATION (CONTINUED)
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (continued)

During the six months ended June 30, 2014, we fulfilled redemption requests and redeemed shares pursuant to the share redemption program as follows:

Month	Total Number of Shares Redeemed	Average Price Paid Per Share (1)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2014	13,154	$9.29	(2)
February 2014	52,330	$9.00	(2)
March 2014	—	$—	(2)
April 2014	73,339	$10.88	(2)
May 2014	61,507	$10.78	(2)
June 2014	42,712	$10.67	(2)
Total	243,042
_____________________
(1) Pursuant to the program, as amended, we will initially redeem shares as follows:

•	92.5% of our most recent estimated value per share as of the applicable redemption date for those shares held for at least one year;

•	95.0% of our most recent estimated value per share as of the applicable redemption date for those shares held for at least two years;

•	97.5% of our most recent estimated value per share as of the applicable redemption date for those shares held for at least three years; and

•	100.0% of our most recent estimated value per share as of the applicable redemption date for those shares held for at least four years.
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
(2) We limit the dollar value of shares that may be redeemed under the program as described above. During the six months ended June 30, 2014, we redeemed $2.5 million of shares of common stock, which represented all redemption requests received in good order and eligible for redemption through the June 2014 redemption date. Based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during 2013 and redemptions made through June 30, 2014, we have $14.1 million available for redemptions during the remainder of 2014, subject to the limitations described above.
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

4.2	Fourth Amended and Restated Dividend Reinvestment Plan, incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2014

10.1	Loan Agreement between 110 William, LLC and UBS Real Estate Securities Inc., dated as of June 11, 2012

10.2
Loan Assumption and Substitution Agreement by and among 110 William, LLC, 110 William Property Investors III, LLC, Kent M. Swig and Longwing Incorporated, Savanna Real Estate Fund III, L.P. and US Bank National Association, as Trustee for the Registered Holders of UBS-Barclays Commercial Mortgage Trust 2012-C2, Commercial Mortgage Pass-Through Certificates, Series 2012-C2, dated as of May 2, 2014

10.3	Cash Management Agreement among 110 William, LLC and UBS Real Estate Securities Inc. and Wells Fargo Bank, N.A. and Swig Equities, LLC, dated as of June 11, 2012

10.4
First Amendment to Cash Management Agreement among 110 William, LLC, 110 William Property Investors III, LLC, US Bank National Association, as Trustee for the Registered Holders of UBS-Barclays Commercial Mortgage Trust 2012-C2, Commercial Mortgage Pass-Through Certificates, Series 2012-C2, Wells Fargo Bank, N.A. and Swig Equities, LLC, dated as of May 2, 2014

10.5	Mezzanine Loan Agreement between 110 William Mezz, LLC, Pearlmark Mezzanine Realty Partners III, L.L.C. and TMRP III Co-Investment, L.L.C., dated as of June 11, 2012

10.6
Assumption Agreement by and among Pearlmark Mezzanine Realty Partners III, L.L.C., TMRP III Co-Investment, L.L.C, 110 William Mezz, LLC, Longwing Incorporated, Kent M. Swig and Savanna Real Estate Fund III, L.P., dated as of May 2, 2014

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

KBS STRATEGIC OPPORTUNITY REIT, INC.

Date:	August 6, 2014	By:	/S/ KEITH D. HALL
Keith D. Hall
Chief Executive Officer and Director
(principal executive officer)

Date:	August 6, 2014	By:	/S/ DAVID E. SNYDER
David E. Snyder
Chief Financial Officer
(principal financial officer)