Form 10-Q
period 2014-09-30
KBS Strategic Opportunity REIT, Inc.
filed 2014-11-13
CIK 1452936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Yes  ☐  No  ☒
As of November 7, 2014, there were 59,884,462 outstanding shares of common stock of KBS Strategic Opportunity REIT, Inc.

KBS STRATEGIC OPPORTUNITY REIT, INC.
FORM 10-Q
September 30, 2014

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2014	December 31, 2013
	(unaudited)
Assets
Real estate held for investment, net	$852,466	$636,885
Real estate held for sale, net	—	1,274
Real estate loan receivable, net	27,216	21,893
Real estate securities	—	333
Total real estate and real estate-related investments, net	879,682	660,385
Cash and cash equivalents	19,171	57,996
Investments in unconsolidated joint ventures	73,968	16,338
Rents and other receivables, net	16,900	8,540
Above-market leases, net	2,288	2,935
Assets related to real estate held for sale	—	126
Prepaid expenses and other assets	28,261	29,818
Total assets	$1,020,270	$776,138
Liabilities and equity
Notes and bond payable, net	$520,801	$257,420
Accounts payable and accrued liabilities	17,176	15,558
Below-market leases, net	4,956	4,420
Other liabilities	8,873	6,481
Total liabilities	551,806	283,879
Commitments and contingencies (Note 13)
Redeemable common stock	19,775	17,573
Equity
KBS Strategic Opportunity REIT, Inc. stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 59,903,681 and 59,619,000 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	599	596
Additional paid-in capital	512,966	512,036
Cumulative distributions and net losses	(81,533)	(52,801)
Accumulated other comprehensive loss	—	(9)
Total KBS Strategic Opportunity REIT, Inc. stockholders’ equity	432,032	459,822
Noncontrolling interests	16,657	14,864
Total equity	448,689	474,686
Total liabilities and equity	$1,020,270	$776,138
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Rental income	$21,505	$13,828	$61,932	$31,107
Tenant reimbursements	4,404	3,341	12,029	6,508
Interest income from real estate loans receivable	948	5,826	2,377	9,552
Interest income from real estate securities	—	30	—	86
Other operating income	741	256	2,131	853
Total revenues	27,598	23,281	78,469	48,106
Expenses:
Operating, maintenance, and management	8,992	6,700	26,285	14,942
Real estate taxes and insurance	3,409	2,762	10,329	6,355
Asset management fees to affiliate	2,049	1,203	5,567	2,868
Real estate acquisition fees to affiliate	—	857	2,274	2,469
Real estate acquisition fees and expenses	—	348	2,178	834
General and administrative expenses	726	649	2,618	2,326
Depreciation and amortization	11,895	9,066	35,509	18,933
Interest expense	3,777	1,742	11,805	3,435
Total expenses	30,848	23,327	96,565	52,162
Other income (loss):
Other interest income	10	5	15	49
Equity in loss of unconsolidated joint venture	(256)	—	(757)	—
Gain on sale of real estate, net	55	—	55	—
Gain on foreclosure of real estate loan receivable, net	—	7,543	—	7,543
Total other (loss) income	(191)	7,548	(687)	7,592
(Loss) income from continuing operations	(3,441)	7,502	(18,783)	3,536
Discontinued operations:
Gain on sale of real estate, net	—	—	—	4,225
Income (loss) from discontinued operations	15	(242)	(18)	(1,187)
Total income (loss) from discontinued operations	15	(242)	(18)	3,038
Net (loss) income	(3,426)	7,260	(18,801)	6,574
Net loss (income) attributable to noncontrolling interests	59	84	486	(160)
Net (loss) income attributable to common stockholders	$(3,367)	$7,344	$(18,315)	$6,414
Basic and diluted (loss) income per common share:
Continuing operations	$(0.06)	$0.13	$(0.31)	$0.06
Discontinued operations	—	—	—	0.05
Net (loss) income per common share	$(0.06)	$0.13	$(0.31)	$0.11
Weighted-average number of common shares outstanding, basic and diluted	59,735,474	58,330,896	59,658,088	58,265,522
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net (loss) income	$(3,426)	$7,260	$(18,801)	$6,574
Other comprehensive income:
Unrealized gain on real estate securities	—	4	9	8
Total other comprehensive income	—	4	9	8
Total comprehensive (loss) income	(3,426)	7,264	(18,792)	6,582
Total comprehensive loss (income) attributable to noncontrolling interests	59	84	486	(160)
Total comprehensive (loss) income attributable to common stockholders	$(3,367)	$7,348	$(18,306)	$6,422
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Year Ended December 31, 2013 and the Nine Months Ended September 30, 2014 (unaudited)
(dollars in thousands)

			Additional Paid-in Capital	Cumulative Distributions and Net Losses	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Common Stock
	Shares	Amounts
Balance, December 31, 2012	58,127,627	$581	$505,907	$(38,615)	$(13)	$467,860	$15,792	$483,652
Net income	—	—	—	11,493	—	11,493	96	11,589
Other comprehensive income	—	—	—	—	4	4	—	4
Issuance of common stock	1,751,478	18	16,623	—	—	16,641	—	16,641
Transfers to redeemable common stock	—	—	(7,922)	—	—	(7,922)	—	(7,922)
Redemptions of common stock	(260,105)	(3)	(2,447)	—	—	(2,450)	—	(2,450)
Distributions declared	—	—	—	(25,679)	—	(25,679)	—	(25,679)
Other offering costs	—	—	(125)	—	—	(125)	—	(125)
Noncontrolling interests contributions	—	—	—	—	—	—	1,213	1,213
Distributions to noncontrolling interest	—	—	—	—	—	—	(2,237)	(2,237)
Balance, December 31, 2013	59,619,000	$596	$512,036	$(52,801)	$(9)	$459,822	$14,864	$474,686
Net loss	—	—	—	(18,315)	—	(18,315)	(486)	(18,801)
Other comprehensive income	—	—	—	—	9	9	—	9
Issuance of common stock	618,483	6	6,618	—	—	6,624	—	6,624
Transfers from redeemable common stock	—	—	(2,202)	—	—	(2,202)	—	(2,202)
Redemptions of common stock	(333,802)	(3)	(3,484)	—	—	(3,487)	—	(3,487)
Distributions declared	—	—	—	(10,417)	—	(10,417)	—	(10,417)
Other offering costs	—	—	(2)	—	—	(2)	—	(2)
Noncontrolling interests contributions	—	—	—	—	—	—	2,436	2,436
Distributions to noncontrolling interest	—	—	—	—	—	—	(157)	(157)
Balance, September 30, 2014	59,903,681	$599	$512,966	$(81,533)	$—	$432,032	$16,657	$448,689
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash Flows from Operating Activities:
Net (loss) income	$(18,801)	$6,574
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss due to property damages	730	—
Equity in loss of unconsolidated joint venture	757	—
Depreciation and amortization:
Continuing operations	35,509	18,933
Discontinued operations	—	997
Non-cash interest income on real estate-related investments	(399)	(705)
Gain on sale of real estate, net	(55)	(4,225)
Gain on foreclosure of real estate loan receivable, net	—	(7,543)
Deferred rent	(6,884)	(3,355)
Bad debt expense	136	139
Amortization of above- and below-market leases, net	(1,013)	214
Amortization of deferred financing costs	2,166	565
Amortization of net premium/discount on bond and notes payable	(6)	(40)
Changes in assets and liabilities:
Rents and other receivables	(1,587)	(1,461)
Deferred interest receivable	—	1,001
Prepaid expenses and other assets	(6,170)	(2,642)
Accounts payable and accrued liabilities	536	6,179
Due to affiliates	—	(21)
Other liabilities	2,392	2,616
Net cash provided by operating activities	7,311	17,226
Cash Flows from Investing Activities:
Acquisitions of real estate	(191,701)	(243,988)
Improvements to real estate	(22,829)	(11,440)
Proceeds from sales of real estate, net	1,393	7,545
Investments in real estate loans receivable	(5,850)	(21,568)
Proceeds from early payoff of real estate loan receivable	—	35,750
Principal repayments on real estate securities	333	3,263
Investment in unconsolidated joint venture	(58,387)	—
Extension fee received on real estate loan receivable	935	—
Net cash used in investing activities	(276,106)	(230,438)
Cash Flows from Financing Activities:
Proceeds from notes payable	272,637	194,416
Principal payments on notes payable	(34,043)	(33,227)
Payments of deferred financing costs	(3,621)	(3,499)
Payments to redeem common stock	(3,487)	(753)
Payments of other offering costs	(2)	(195)
Distributions paid	(3,793)	(1,236)
Noncontrolling interests contributions	2,436	644
Distributions to noncontrolling interest	(157)	(2,211)
Net cash provided by financing activities	229,970	153,939
Net decrease in cash and cash equivalents	(38,825)	(59,273)
Cash and cash equivalents, beginning of period	57,996	125,960
Cash and cash equivalents, end of period	$19,171	$66,687
Supplemental Disclosure of Cash Flow Information:
Interest paid, net of capitalized interest of $1,467 and $0 for the nine months ended September 30, 2014 and 2013, respectively	$9,158	$2,709
Supplemental Disclosure of Noncash Transactions:
Mortgage debt assumed in connection with real estate acquisition (at fair value)	$24,793	$—
Application of escrow deposits to acquisition of real estate	$13,000	$—
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$6,624	$2,340
Liabilities assumed in connection with real estate acquisition	$207	$—
Increase in capital expenses payable	$47	$1,645
Investment in real estate acquired through foreclosure	$—	$45,943
Assets assumed in connection with foreclosure of real estate	$—	$7,156
Liabilities assumed in connection with foreclosure of real estate	$—	$9,671
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
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
Subject to certain restrictions and limitations, the business of the Company is externally managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement the Company renewed with the Advisor on October 8, 2014 (the “Advisory Agreement”). The Advisor conducts the Company’s operations and manages its portfolio of real estate-related loans, opportunistic real estate, real estate-related debt securities and other real estate-related investments. The Advisor owns 20,000 shares of the Company’s common stock.
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
The Company sold 56,584,976 shares of common stock in its primary offering for gross offering proceeds of $561.7 million. As of September 30, 2014, the Company had sold 3,699,313 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $35.9 million. Also, as of September 30, 2014, the Company had redeemed 676,851 shares sold in the Offering for $6.7 million. Additionally, on December 29, 2011 and October 23, 2012, the Company issued 220,994 shares and 55,249 shares of common stock, respectively, for $2.0 million and $0.5 million, respectively, in private transactions exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933.
As of September 30, 2014, the Company owned 12 office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 63 acres of undeveloped land, one office portfolio consisting of three office properties, one retail property, two apartment properties, two investments in undeveloped land encompassing an aggregate of 1,670 acres, one first mortgage loan and two investments in unconsolidated joint ventures.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no significant changes, except for the addition of an accounting policy with respect to insurance proceeds for property damages, to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2013. During the nine months ended September 30, 2014, the Company adopted ASU No. 2014-08 (defined below), which impacts the Company’s reporting of discontinued operations. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K filed with the SEC.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2014
(unaudited)

Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2014
(unaudited)

Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three and nine months ended September 30, 2014 and 2013.
Distributions declared per share were $0.069 and $0.174 during the three and nine months ended September 30, 2014, respectively, and $0.062 during the nine months ended September 30, 2013. No distributions were declared during the three months ended September 30, 2013.
Recently Issued Accounting Standards Updates
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU No. 2014-15”). The amendments in ASU No. 2014-15 require management to evaluate, for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or are available to be issued when applicable) and, if so, provide related disclosures. ASU No. 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company does not expect the adoption of ASU 2014-15 to have a material impact on its financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”).  ASU No. 2014-09 requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  ASU No. 2014-09 supersedes the revenue requirements in Revenue Recognition (Topic 605) and most industry-specific guidance throughout the Industry Topics of the Codification.  ASU No. 2014-09 does not apply to lease contracts within the scope of Leases (Topic 840). ASU No. 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early application not permitted.  The Company does not expect the adoption of ASU No. 2014-09 to have a material impact on its financial statements.
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
September 30, 2014
(unaudited)

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
During the nine months ended September 30, 2014, the Company acquired the following properties (in thousands):

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
(2) The property is subject to a property tax abatement from the city’s department of housing preservation and development. The estimated fair value of the property tax abatement of $4.5 million was recorded as prepaid expenses and other assets on the Company’s consolidated balance sheet as of the acquisition date and amortized on a straight-line basis over the projected property tax abatement period of approximately 12.4 years. Amortization of the property tax abatement asset is included in depreciation and amortization expense on the accompanying consolidated statements of operations.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2014
(unaudited)

During the nine months ended September 30, 2014, the Company recorded each real estate acquisition as a business combination and expensed $4.4 million of total acquisition costs. For the nine months ended September 30, 2014, the Company recognized $12.8 million of total revenues and $8.9 million of operating expenses from these properties.
Investment in Undeveloped Land
On September 4, 2014, the Company, through an indirect wholly owned subsidiary, and JP-Richardson, LLC, an affiliate of JP Realty Partners, LTD., entered into a joint venture agreement (the “Richardson Land II Joint Venture”) and on September 4, 2014, the Richardson Land II Joint Venture acquired 20 acres of undeveloped land in Richardson, Texas (the “Richardson Land II”). JP Realty Partners is a joint venture partner in the Richardson Portfolio Joint Venture (see Note 4). The seller was not affiliated with the Company or the Advisor.
The Company owns a 90% controlling membership interest in the Richardson Land II Joint Venture and exercises significant control and therefore consolidates the Richardson Land II Joint Venture in its financial statements. Income and losses are generally allocated among the members such that each member’s capital account is proportionately equal to the distributions that would be made to each member if the Richardson Land II Joint Venture were dissolved pursuant to the provisions of the joint venture agreement. The Company records the portion of the Richardson Land II Joint Venture not owned by the Company as noncontrolling interest. The purchase price, including acquisition fees and expenses, for the Richardson Land II was $7.5 million, all of which was recorded as land.

4.	REAL ESTATE HELD FOR INVESTMENT
As of September 30, 2014, the Company owned 12 office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 63 acres of undeveloped land, one office portfolio consisting of three office properties and one retail property encompassing, in the aggregate, approximately 4.6 million rentable square feet. As of September 30, 2014, these properties were 79% occupied. In addition, the Company owned two apartment properties, containing 383 units and encompassing approximately 0.3 million rentable square feet, which were 83% occupied. The Company also owned two investments in undeveloped land encompassing an aggregate of 1,670 acres. The following table summarizes the Company’s real estate investments as of September 30, 2014 and December 31, 2013, respectively (in thousands):

	September 30, 2014	December 31, 2013
Land	$231,742	$159,596
Buildings and improvements	624,035	459,136
Tenant origination and absorption costs	51,914	48,012
Total real estate, cost	907,691	666,744
Accumulated depreciation and amortization	(55,225)	(29,859)
Total real estate, net	$852,466	$636,885

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2014
(unaudited)

The following table provides summary information regarding the properties owned by the Company as of September 30, 2014 (in thousands):

Property	Date Acquired or Foreclosed on	City	State	Property Type	Land	Building and Improvements	Tenant Origination and Absorption	Total Real Estate at Cost (1)	Accumulated Depreciation and Amortization	Total Real Estate, Net	Ownership %
Academy Point Atrium I	11/03/2010	Colorado Springs	CO	Office	$1,291	$2,007	$—	$3,298	$(89)	$3,209	100.0%
Northridge Center I & II	03/25/2011	Atlanta	GA	Office	2,234	6,513	—	8,747	(1,065)	7,682	100.0%
Iron Point Business Park	06/21/2011	Folsom	CA	Office	2,670	18,920	150	21,740	(2,634)	19,106	100.0%
1635 N. Cahuenga Building	08/03/2011	Los Angeles	CA	Office	3,112	4,653	149	7,914	(725)	7,189	70.0%
Richardson Portfolio:
Palisades Central I	11/23/2011	Richardson	TX	Office	1,037	8,802	847	10,686	(1,397)	9,289	90.0%
Palisades Central II	11/23/2011	Richardson	TX	Office	810	16,790	1,554	19,154	(3,316)	15,838	90.0%
Greenway I	11/23/2011	Richardson	TX	Office	561	2,180	—	2,741	(359)	2,382	90.0%
Greenway III	11/23/2011	Richardson	TX	Office	702	3,867	895	5,464	(1,218)	4,246	90.0%
Undeveloped Land	11/23/2011	Richardson	TX	Undeveloped Land	7,208	—	—	7,208	—	7,208	90.0%
Total Richardson Portfolio					10,318	31,639	3,296	45,253	(6,290)	38,963
Park Highlands	12/30/2011	North Las Vegas	NV	Undeveloped Land	27,664	—	—	27,664	—	27,664	50.1%
Bellevue Technology Center	07/31/2012	Bellevue	WA	Office	25,506	51,201	3,813	80,520	(4,716)	75,804	100.0%
Powers Ferry Landing East	09/24/2012	Atlanta	GA	Office	1,642	7,556	204	9,402	(789)	8,613	100.0%
1800 West Loop	12/04/2012	Houston	TX	Office	8,360	58,549	5,557	72,466	(6,051)	66,415	100.0%
West Loop I & II	12/07/2012	Houston	TX	Office	7,300	28,903	3,051	39,254	(3,558)	35,696	100.0%
Burbank Collection	12/12/2012	Burbank	CA	Retail	4,175	8,220	993	13,388	(791)	12,597	90.0%
Austin Suburban Portfolio	03/28/2013	Austin	TX	Office	8,288	65,548	4,830	78,666	(6,700)	71,966	100.0%
Westmoor Center	06/12/2013	Westminster	CO	Office	10,058	64,363	10,094	84,515	(8,047)	76,468	100.0%
Central Building	07/10/2013	Seattle	WA	Office	7,015	24,783	2,301	34,099	(1,746)	32,353	100.0%
50 Congress Street	07/11/2013	Boston	MA	Office	9,876	40,246	3,598	53,720	(3,382)	50,338	100.0%
1180 Raymond	08/20/2013	Newark	NJ	Apartment	8,292	36,166	136	44,594	(1,288)	43,306	100.0%
Park Highlands II	12/10/2013	North Las Vegas	NV	Undeveloped Land	20,976	—	—	20,976	—	20,976	99.5%
Maitland Promenade II	12/18/2013	Orlando	FL	Office	3,434	23,613	4,812	31,859	(1,623)	30,236	100.0%
Plaza Buildings	01/14/2014	Bellevue	WA	Office	53,040	126,464	8,930	188,434	(5,285)	183,149	100.0%
424 Bedford	01/31/2014	Brooklyn	NY	Apartment	8,860	24,691	—	33,551	(446)	33,105	90.0%
Richardson Land II	09/04/2014	Richardson	TX	Undeveloped Land	7,631	—	—	7,631	—	7,631	90.0%
					$231,742	$624,035	$51,914	$907,691	$(55,225)	$852,466
_____________________
(1) Amounts are net of impairment charges.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2014
(unaudited)

Operating Leases
Certain of the Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of September 30, 2014, the leases, excluding options to extend and apartment leases, which have terms that are generally one year or less, had remaining terms of up to 13.5 years with a weighted-average remaining term of 3.8 years. Some of the leases have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from tenants in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash and assumed in real estate acquisitions or foreclosures related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $4.6 million and $3.5 million as of September 30, 2014 and December 31, 2013, respectively.
During the nine months ended September 30, 2014 and 2013, the Company recognized deferred rent from tenants of $6.9 million and $3.3 million, respectively, net of lease incentive amortization. As of September 30, 2014 and December 31, 2013, the cumulative deferred rent receivable balance, including unamortized lease incentive receivables, was $15.2 million and $7.8 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $1.6 million and $1.2 million of unamortized lease incentives as of September 30, 2014 and December 31, 2013, respectively. The Company records property operating expense reimbursements due from tenants for common area maintenance, real estate taxes, and other recoverable costs in the period the related expenses are incurred.
As of September 30, 2014, the future minimum rental income from the Company’s properties, excluding apartment leases, under non-cancelable operating leases was as follows (in thousands):

October 1, 2014 through December 31, 2014	$17,234
2015	68,565
2016	62,647
2017	52,762
2018	42,495
Thereafter	95,116
$338,819
As of September 30, 2014, the Company’s commercial real estate properties were leased to approximately 450 tenants over a diverse range of industries and geographic areas. The Company’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Finance	47	$11,450	15.4%
Computer System Design & Programming	36	9,125	12.3%
Insurance Carriers & Related Activities	25	7,598	10.2%
		$28,173	37.9%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of September 30, 2014, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2014
(unaudited)

No other tenant industries accounted for more than 10% of annualized base rent. No material tenant credit issues have been identified at this time.
Geographic Concentration Risk
As of September 30, 2014, the Company’s real estate investments in Texas and Washington represented 21.6% and 28.6% of the Company’s total assets, respectively.  As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the Washington and Texas real estate markets.  Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.
Property Damage
During the nine months ended September 30, 2014, two of the Company’s apartment properties suffered physical damages due to broken pipes. The Company’s insurance policy provides coverage for property damage and business interruption subject to a deductible of up to $25,000 per incident. Based on management’s estimates, the Company recognized an estimated aggregate loss due to damages of $0.8 million during the nine months ended September 30, 2014, which was reduced by $0.7 million of estimated insurance recoveries related to such damages, which the Company determined were probable of collection. The aggregate net loss due to damages of $50,000 during the nine months ended September 30, 2014 was classified as operating, maintenance and management expenses on the accompanying consolidated statements of operations and relates to the Company’s insurance deductible. Through September 30, 2014, the Company received insurance proceeds of $0.4 million related to these two incidents. As of September 30, 2014, the total estimated insurance proceeds to be collected of $0.3 million were classified as deferred financing costs, prepaid expenses and other assets on the accompanying consolidated balance sheets.

5.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW‑MARKET LEASE LIABILITIES
As of September 30, 2014 and December 31, 2013, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Cost	$51,914	$48,012	$3,873	$4,394	$(7,694)	$(5,955)
Accumulated Amortization	(16,947)	(10,751)	(1,585)	(1,459)	2,738	1,535
Net Amount	$34,967	$37,261	$2,288	$2,935	$(4,956)	$(4,420)
Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three and nine months ended September 30, 2014 and 2013 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended September 30,		For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2014	2013	2014	2013	2014	2013
Amortization	$(3,397)	$(3,573)	$(235)	$(359)	$575	$523

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2014
(unaudited)

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013	2014	2013
Amortization	$(11,793)	$(7,092)	$(843)	$(1,025)	$1,856	$1,055
Additionally, as of September 30, 2014 and December 31, 2013, the Company had recorded unamortized tax abatement intangible assets, which are included in prepaid expenses and other assets in the accompanying balance sheets, of $8.5 million and $4.6 million, respectively.  During the three and nine months ended September 30, 2014, the Company recorded amortization expense of $0.2 million and $0.7 million related to tax abatement intangible assets, respectively.  During the three and nine months ended September 30, 2013, the Company recorded amortization expense of $0.1 million related to tax abatement intangible assets.

6.	REAL ESTATE LOAN RECEIVABLE
As of September 30, 2014, the Company owned one real estate loan receivable that it had originated. The information for that real estate loan receivable as of September 30, 2014 and December 31, 2013 is set forth below (in thousands):

Loan Name Location of Related Property or Collateral	Date Acquired/ Originated	Property Type	Loan Type	Outstanding Principal Balance as of September 30, 2014 (1)	Book Value as of September 30, 2014 (2)	Book Value as of December 31, 2013 (2)	Contractual Interest Rate (3)	Annualized Effective Interest Rate (3)	Maturity Date
University House First Mortgage
New York, New York (4)	3/20/2013	Student Housing	Mortgage	$27,850	$27,216	$21,893	11.0%	14.2%	06/30/2015
_____________________
(1) Outstanding principal balance as of September 30, 2014 represents original principal balance outstanding under the loan, increased for any subsequent fundings, including interest income deferred until maturity.
(2) Book value of the real estate loan receivable represents outstanding principal balance adjusted for unamortized acquisition discounts, origination fees and direct origination and acquisition costs and additional interest accretion.
(3) Contractual interest rates are the stated interest rates on the face of the loans. Annualized effective interest rates are calculated as the actual interest income recognized in 2014, using the interest method annualized (if applicable) and divided by the average amortized cost basis of the investment. The annualized effective interest rates and contractual interest rates presented are as of September 30, 2014.
(4) During the nine months ended September 30, 2014, the Company and the borrower under the University House First Mortgage entered into a loan modification under which the maturity date was extended to June 30, 2015 and the Company advanced an additional $5.9 million to the borrower.
The following summarizes the activity related to the real estate loan receivable for the nine months ended September 30, 2014 (in thousands):

Real estate loan receivable - December 31, 2013	$21,893
Advance on real estate loan receivable	5,850
Extension fee on real estate loan receivable	(935)
Accretion of closing costs and origination fees on real estate loan receivable, net	408
Real estate loan receivable - September 30, 2014	$27,216

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2014
(unaudited)

For the three and nine months ended September 30, 2014 and 2013, interest income from real estate loans receivable consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Contractual interest income (including deferred interest)	$752	$4,960	$1,969	$7,630
Accretion of closing costs, origination fees and extension fees, net	196	538	408	736
Interest accretion	—	328	—	1,186
Interest income from real estate loans receivable	$948	$5,826	$2,377	$9,552

7.	REAL ESTATE HELD FOR SALE AND DISCONTINUED OPERATIONS
The Company early adopted ASU 2014-08 for the reporting period beginning January 1, 2014. As a result of the adoption of ASU 2014-08, properties that are classified as held for sale in the ordinary course of business on or subsequent to January 1, 2014 would generally be included in continuing operations on the Company’s consolidated statements of operations. Properties that were classified as held for sale in financial statements previously issued will remain in discontinued operations on the Company’s consolidated statements of operations. Prior to the adoption of ASU 2014-08, the operations of properties held for sale or to be disposed of and the aggregate net gains recognized upon their disposition were presented as discontinued operations in the accompanying consolidated statements of operations for all periods presented. During the year ended December 31, 2013, the Company disposed of three office buildings and one industrial/flex property, all of which are included in discontinued operations on the Company’s consolidated statements of operations. During the nine months ended September 30, 2014, the Company disposed of one office property and no properties were classified as held for sale as of September 30, 2014.
During the nine months ended September 30, 2014, the Company sold one office property, which was not classified as held for sale in financial statements issued for the reporting period prior to January 1, 2014. In accordance with the Company’s early adoption of ASU No. 2014-08, the operations of this property and gain on sale are included in continuing operations on the accompanying statements of operations. The following table summarizes certain revenue and expenses related to this property for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Total revenues	$58	$69	$239	$200

Total expenses	63	116	260	296
Discontinued Operations
The following table summarizes operating income from discontinued operations for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Total revenues and other income	$—	$315	$—	$1,286
Total expenses	(15)	557	18	2,473
Income (loss) from discontinued operations before gain on sales of real estate	15	(242)	(18)	(1,187)
Gain on sales of real estate, net	—	—	—	4,225
Total income (loss) from discontinued operations	$15	$(242)	$(18)	$3,038

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2014
(unaudited)

8.	NOTES AND BOND PAYABLE
As of September 30, 2014 and December 31, 2013, the Company’s notes and bond payable consisted of the following (dollars in thousands):

	Book Value as of September 30, 2014	Book Value as of December 31, 2013	Contractual Interest Rate as of September 30, 2014 (1)	Effective Interest Rate at September 30, 2014 (1)	Payment Type	Maturity Date (2)
Richardson Portfolio Mortgage Loan (3)	$38,000	$31,566	One-Month LIBOR + 2.10%	2.26%	Interest Only	05/01/2017
Bellevue Technology Center Mortgage Loan (4)	49,287	47,408	One-Month LIBOR + 2.25%	2.41%	Interest Only	03/01/2017
Portfolio Revolving Loan Facility (5)	36,938	3,379	One-Month LIBOR + 2.25%	2.41%	Interest Only	05/01/2017
Portfolio Mortgage Loan (6)	91,271	82,766	One-Month LIBOR + 2.50%	2.66%	Interest Only	07/01/2017
1635 N. Cahuenga Mortgage Loan (7)	4,650	4,650	One-Month LIBOR + 2.35%	2.51%	Interest Only	08/01/2016
Burbank Collection Mortgage Loan (8)	8,200	8,200	One-Month LIBOR + 2.35%	2.54%	Interest Only	09/30/2016
50 Congress Mortgage Loan (9)	26,935	26,535	One-Month LIBOR + 1.90%	2.06%	Interest Only	10/01/2017
1180 Raymond Bond Payable	6,980	7,085	6.50%	6.50%	Principal & Interest	09/01/2036
Central Building Mortgage Loan (10)	24,100	24,100	One-Month LIBOR + 1.75%	1.91%	Interest Only	11/13/2018
Maitland Promenade II Mortgage Loan (11)	20,182	20,182	One-Month LIBOR + 2.90%	3.25%	Interest Only	01/01/2017
Westmoor Center Mortgage Loan (12)	54,880	—	One-Month LIBOR + 2.25%	2.41%	Interest Only	02/01/2018
Plaza Buildings Senior Loan (13)	108,367	—	One-Month LIBOR + 1.90%	2.05%	Interest Only	01/14/2017
Plaza Buildings Mezzanine Loan (14)	25,000	—	(14)	8.10%	Interest Only	01/14/2017
424 Bedford Mortgage Loan (15)	25,991	—	3.91%	3.91%	Principal & Interest	10/01/2022
Total Notes and Bond Payable principal outstanding	520,781	255,871
Net Premium/Discount on Notes and Bond Payable (16)	20	1,549
Total Notes and Bond Payable, net	$520,801	$257,420
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of September 30, 2014. Effective interest rate is calculated as the actual interest rate in effect as of September 30, 2014 (consisting of the contractual interest rate and contractual floor rates), using interest rate indices at September 30, 2014, where applicable.
(2) Represents the initial maturity date or the maturity date as extended as of September 30, 2014; subject to certain conditions, the maturity dates of certain loans may be extended beyond the date shown.
(3) The Company owns a 90% equity interest in the joint venture that owns the Richardson Portfolio. As of September 30, 2014, $38.0 million had been disbursed to the Company and the remaining $3.5 million is available for future disbursements, subject to certain conditions contained in the loan documents. Monthly payments are initially interest only. Beginning June 2015, monthly payments include principal and interest with principal payments of up to approximately $64,000 per month.
(4) As of September 30, 2014, $49.3 million had been disbursed to the Company and the remaining $3.7 million is available for future disbursements to be used for tenant improvements, leasing commissions and capital improvements, subject to certain conditions contained in the loan documents. Monthly payments are initially interest only. Beginning March 1, 2016, monthly payments also include principal amortization payments of up to $60,000 per month.
(5) The Portfolio Revolving Loan Facility is secured by the 1800 West Loop Building and the Iron Point Business Park. The Portfolio Revolving Loan Facility is comprised of $59.5 million of revolving debt and $13.0 million of non-revolving debt available to be used for tenant improvements, leasing commissions and capital improvements, subject to certain terms and conditions contained in the loan documents. As of September 30, 2014, $30.5 million of revolving debt and $6.4 million of non-revolving debt had been disbursed to the Company and the remaining $29.0 million of revolving debt and $6.6 million of non-revolving debt is available for future disbursements, subject to certain conditions contained in the loan documents. Monthly payments are initially interest only. Beginning June 1, 2016, and to the extent that there are amounts outstanding under the non-revolving portion of the loan, monthly payments will include interest and principal amortization payments of up to $80,000 per month.
(6) As of September 30, 2014, $91.3 million had been disbursed to the Company with $16.3 million of debt available for future disbursements to be used for tenant improvements, leasing commissions and capital improvements, subject to certain terms and conditions contained in the loan documents. Monthly payments are initially interest only. Beginning July 1, 2016, monthly payments will include principal and interest with principal payments calculated using an amortization schedule of 30 years and an assumed annual interest rate of 6.0%.
(7) The Company owns a 70% equity interest in the joint venture that owns the 1635 N. Cahuenga Building. As of September 30, 2014, $4.7 million had been disbursed and $2.0 million remains available for future disbursements, subject to certain terms and conditions contained in the loan documents. Monthly payments are initially interest only. Beginning August 1, 2015, monthly payments will also include principal amortization payments of $7,000 per month.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2014
(unaudited)

(8) The Company owns a 90% equity interest in the joint venture that owns the Burbank Collection. As of September 30, 2014, $8.2 million had been disbursed and $3.0 million remains available for future disbursements, subject to certain terms and conditions contained in the loan documents.
(9) As of September 30, 2014, $26.9 million of the 50 Congress Mortgage Loan was funded and $5.9 million remains available, $2.9 million of which is available for future disbursements to be used for tenant improvements, leasing commissions and capital improvements at 50 Congress and $3.0 million of which is available through October 1, 2016, subject to certain terms and conditions contained in the loan documents. Monthly payments are initially interest only. Beginning November 1, 2016, monthly payments will also include principal amortization payments of $32,000 per month.
(10) As of September 30, 2014, $24.1 million of the Central Building Mortgage Loan was funded, and $3.5 million remains available for future disbursements to be used for tenant improvements, leasing commissions and capital improvements, subject to certain terms and conditions contained in the loan documents.
(11) As of September 30, 2014, $20.2 million of the Maitland Promenade II Mortgage Loan was funded and $2.8 million remains available for future disbursements to be used for tenant improvements, leasing commissions, capital improvements and interest shortfalls, subject to certain terms and conditions contained in the loan documents. Interest on the loan is calculated at a variable annual rate of 290 basis points over one-month LIBOR, but at no point shall the interest rate be less than 3.25%. Beginning February 1, 2016, monthly payments will include principal and interest with principal payments calculated using an amortization schedule of 30 years. Monthly payments are initially interest only.
(12) As of September 30, 2014, $54.9 million had been disbursed and $7.1 million remains available for future disbursements, subject to certain terms and conditions contained in the loan documents. Monthly payments are initially interest only. Beginning March 1, 2017, monthly payments include principal and interest with principal payments calculated using an amortization schedule of 30 years and an annual interest rate of 6.5%.
(13) As of September 30, 2014, $108.4 million had been disbursed and $2.6 million remains available for future disbursements, subject to certain terms and conditions contained in the loan documents. Monthly payments are initially interest only. Beginning with the February 2016 payment, monthly payments may include principal and interest, with principal payments calculated using an amortization schedule of 30 years and an annual interest rate of 6.5%.
(14) Interest on this loan is calculated as a floating rate of 785 basis points over one-month LIBOR, but at no point shall interest rate be less than 8.10%. As of September 30, 2014, $25.0 million had been disbursed and $5.0 million remains available for future disbursements, subject to certain terms and conditions contained in the loan documents.
(15) The Company owns a 90% equity interest in the joint venture that owns 424 Bedford. Monthly payments include principal and interest, with principal payments calculated using an amortization schedule of 30 years.
(16) Represents the unamortized premium/discount on notes and bond payable due to the above- and below-market interest rates when the debt was assumed. The discount/premium is amortized over the remaining life of the notes and bond payable.
During the three and nine months ended September 30, 2014, the Company incurred $3.8 million and $11.8 million of interest expense, respectively. Included in interest expense for the three and nine months ended September 30, 2014 was $0.6 million and $2.2 million of amortization of deferred financing costs, respectively. Additionally, during the three and nine months ended September 30, 2014, the Company capitalized $0.5 million and $1.5 million of interest to its investments in undeveloped land, respectively. During the three and nine months ended September 30, 2013, the Company incurred $1.7 million and $3.4 million of interest expense, respectively. Included in interest expense for the three and nine months ended September 30, 2013 was $0.2 million and $0.4 million of amortization of deferred financing costs, respectively. As of September 30, 2014 and December 31, 2013, the Company’s deferred financing costs were $6.3 million and $5.0 million, respectively, net of amortization, and are included in prepaid expenses and other assets on the accompanying consolidated balance sheets. As of September 30, 2014 and December 31, 2013, the Company’s interest payable was $1.1 million and $0.5 million, respectively.
The following is a schedule of maturities, including principal amortization payments, for all notes and bond payable outstanding as of September 30, 2014 (in thousands):

October 1, 2014 through December 31, 2014	$416
2015	2,006
2016	18,208
2017	394,183
2018	80,176
Thereafter	25,792
$520,781
The Company’s notes payable contain financial debt covenants. As of September 30, 2014, the Company was in compliance with all of these debt covenants.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2014
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2014
(unaudited)

The following were the face values, carrying amounts and fair values of the Company’s financial instruments as of September 30, 2014 and December 31, 2013, which carrying amounts do not approximate the fair values (in thousands):

	September 30, 2014			December 31, 2013
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Real estate loans receivable	$27,850	$27,216	$27,850	$22,000	$21,893	$22,000
Financial liabilities:
Notes and bond payable	$520,781	$520,801	$524,085	$255,871	$257,420	$258,876
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
Assets and Liabilities Recorded at Fair Value
During the nine months ended September 30, 2014, the Company measured the following liability at fair value (in thousands):

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
The Advisory Agreement entitles the Advisor to specified fees upon the provision of certain services with regard to the investment of funds in real estate and real estate-related investments and the disposition of real estate and real estate-related investments (including the discounted payoff of non-performing loans) among other services, as well as reimbursement of certain costs incurred by the Advisor in providing services to the Company. The Advisory Agreement may also entitle the Advisor to certain back-end cash flow participation fees. The Company also entered into a fee reimbursement agreement (the “AIP Reimbursement Agreement”) with KBS Capital Markets Group LLC, the dealer manager for the Company’s initial public offering (the “Dealer Manager”), pursuant to which the Company agreed to reimburse the Dealer Manager for certain fees and expenses it incurs for administering the Company’s participation in the Depository Trust & Clearing Corporation Alternative Investment Product Platform with respect to certain accounts of the Company’s investors serviced through the platform. The Advisor and Dealer Manager also serve as the advisor and dealer manager, respectively, for KBS Real Estate Investment Trust, Inc. (“KBS REIT I”), KBS Real Estate Investment Trust II, Inc. (“KBS REIT II”), KBS Real Estate Investment Trust III, Inc. (“KBS REIT III”), KBS Legacy Partners Apartment REIT, Inc. (“KBS Legacy Partners Apartment REIT”) and KBS Strategic Opportunity REIT II, Inc. (“KBS Strategic Opportunity REIT II”).

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2014
(unaudited)

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
During the three and nine months ended September 30, 2014 and 2013, no other transactions occurred between the Company and these other KBS-sponsored programs.
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three and nine months ended September 30, 2014 and 2013, respectively, and any related amounts payable as of September 30, 2014 and December 31, 2013 (in thousands):

	Incurred				Payable as of
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
	2014	2013	2014	2013	2014	2013
Expensed
Asset management fees (1)	$2,049	$1,235	$5,567	$2,965	$—	$—
Real estate acquisition fees	—	857	2,274	2,469	—	—
Reimbursable operating expenses (2)	37	44	110	102	—	—
Disposition fees (3)	—	—	—	77	—	—
Capitalized
Acquisition and origination fees on real estate loans receivable	—	—	—	220	—	—
Acquisition fee on investment in unconsolidated joint venture	—	—	1,573	—	—	—
Acquisition fee on undeveloped land	67	—	67	—	—	—
	$2,153	$2,136	$9,591	$5,833	$—	$—
_____________________
(1) Amounts include asset management fees from discontinued operations.
(2) The Advisor may seek reimbursement for certain employee costs under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $37,000 and $44,000 for the three months ended September 30, 2014 and 2013, respectively, and $110,000 and $102,000 for the nine months ended September 30, 2014 and 2013, respectively, and were the only employee costs reimbursed under the Advisory Agreement during these periods. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers.
(3) Disposition fees with respect to real estate sold are included in the gain on sales of real estate in the accompanying consolidated statements of operations.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2014
(unaudited)

11.	INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
As of September 30, 2014 and December 31, 2013, the Company’s investments in unconsolidated joint ventures were composed of the following (dollars in thousands):

				Investment Balance at
Joint Venture	Number of Properties	Location	Ownership %	September 30, 2014	December 31, 2013
NIP Joint Venture	23	Various	Less than 5.0%	$7,484	$7,484
110 William Joint Venture	1	New York, New York	60.0%	66,484	8,854
				$73,968	$16,338
Investment in National Industrial Portfolio Joint Venture
On May 18, 2012, the Company, through an indirect wholly owned subsidiary, entered into a joint venture (the “NIP Joint Venture”) with OCM NIP JV Holdings, L.P. and HC KBS NIP JV, LLC (“HC-KBS”). The NIP Joint Venture owns 23 industrial properties and a master lease with respect to another industrial property encompassing 11.4 million square feet. The Company made an initial capital contribution of $8.0 million which represents less than a 5.0% ownership interest in the NIP Joint Venture as of September 30, 2014. The Company has virtually no influence over the NIP Joint Venture’s operations, financial policies or decision making. Accordingly, the Company has accounted for its investment in the NIP Joint Venture under the cost method of accounting. Income, losses and distributions from the NIP Joint Venture are generally allocated among the members based on their respective equity interests.
KBS REIT I, an affiliate of the Advisor, is a member of HC-KBS and has a participation interest in certain future potential profits generated by the NIP Joint Venture.  However, KBS REIT I does not have any equity interest in the NIP Joint Venture. None of the other joint venture partners are affiliated with the Company or the Advisor.
As of September 30, 2014 and December 31, 2013, the book value of the Company’s investment in the NIP Joint Venture was $7.5 million. During the nine months ended September 30, 2014 and 2013, the Company did not receive any distributions related to its investment in the NIP Joint Venture.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2014
(unaudited)

As of September 30, 2014 and December 31, 2013, the book value of the Company’s investment in the 110 William Joint Venture was $66.5 million and $8.9 million, respectively. During the three and nine months ended September 30, 2014, the Company recognized an equity in loss of unconsolidated joint venture of $0.3 million and $0.8 million, respectively, related to the Company’s share of income and expenses incurred by the 110 William Joint Venture.
Summarized financial information for the 110 William Joint Venture follows (in thousands):

	September 30, 2014	December 31, 2013
Assets:
Real estate assets, net of accumulated depreciation and amortization	$277,619	$—
Other assets	14,837	15,000
Total assets	$292,456	$15,000
Liabilities and Equity:
Notes payable, net	169,440	—
Other liabilities	14,893	243
Partners’ capital	108,123	14,757
Total Liabilities and Equity	$292,456	$15,000

	Three Months ended September 30, 2014	Nine Months ended September 30, 2014
Revenues	$8,428	$13,876
Expenses:
Operating, maintenance, and management	2,463	3,852
Real estate taxes and insurance	1,313	2,162
Real estate acquisition fees and expenses	24	1,016
Depreciation and amortization	3,441	5,497
Interest expense	1,585	2,616
Total expenses	8,826	15,143
Total other income	1	34
Net loss	(397)	(1,233)
Equity in loss of unconsolidated joint venture	$(256)	$(757)

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2014
(unaudited)

12.	UNAUDITED PRO FORMA FINANCIAL INFORMATION
The following unaudited pro forma information for the three and nine months ended September 30, 2014 and 2013 has been prepared to give effect to the acquisition of the Plaza Buildings as if the acquisition had occurred on January 1, 2013. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had the acquisition occurred on this date, nor does it purport to predict the results of operations for future periods (in thousands, except share and per share amounts).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$27,598	$27,588	$79,008	$58,360
Depreciation and amortization	$11,895	$10,427	$35,763	$23,015
Net (loss) income attributable to common stockholders	$(3,367)	$6,774	$(16,258)	$4,703
Net (loss) income per common share, basic and diluted	$(0.06)	$0.12	$(0.27)	$0.08
Weighted-average number of common shares outstanding, basic and diluted	59,735,474	58,330,896	59,658,088	58,265,522
The unaudited pro forma information for the three and nine months ended September 30, 2014 was adjusted to exclude $2.1 million of acquisition costs incurred in 2014 in connection with the acquisition of the above property.

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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Although there can be no assurance, the Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations as of September 30, 2014. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2014
(unaudited)

14.	EARNINGS PER SHARE
The following table presents the computation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator
(Loss) income from continuing operations	$(3,441)	$7,502	$(18,783)	$3,536
Loss from continuing operations attributable to noncontrolling interests	59	84	486	238
(Loss) income from continuing operations attributable to common stockholders	(3,382)	7,586	(18,297)	3,774
Total income (loss) from discontinued operations	15	(242)	(18)	3,038
Total income from discontinued operations attributable to noncontrolling interests	—	—	—	(398)
Total income (loss) from discontinued operations attributable to common stockholders	15	(242)	(18)	2,640
Net (loss) income loss attributable to common stockholders	$(3,367)	$7,344	$(18,315)	$6,414

Denominator
Weighted-average number of common shares outstanding, basic and diluted	59,735,474	58,330,896	59,658,088	58,265,522

Basic and diluted (loss) income per common share:
Continuing operations	$(0.06)	$0.13	$(0.31)	$0.06
Discontinued operations	—	—	—	0.05
Net (loss) income per common share	$(0.06)	$0.13	$(0.31)	$0.11

15.	SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Distribution Declared
On November 12, 2014, the Company’s board of directors authorized a distribution in the amount of $0.088219 per share of common stock to stockholders of record as of the close of business on December 15, 2014. The Company expects to pay this distribution on December 29, 2014. The board of directors will declare distributions from time to time based on the Company’s income, cash flow and investing and financing activities. As such, the Company can give no assurances as to the timing, amount or notice with respect to any future distribution declarations.

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
On January 8, 2009, we filed a registration statement on Form S‑11 with the SEC to offer a minimum of 250,000 shares and a maximum of 140,000,000 shares of common stock for sale to the public, of which 100,000,000 shares were registered in our primary offering and 40,000,000 shares were registered under our dividend reinvestment plan. We ceased offering shares of common stock in our primary offering on November 14, 2012. We sold 56,584,976 shares of common stock in the primary offering for gross offering proceeds of $561.7 million. We continue to offer shares of common stock under the dividend reinvestment plan. As of September 30, 2014, we had sold 3,699,313 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $35.9 million. Also as of September 30, 2014, we had redeemed 676,851 of the shares sold in our offering for $6.7 million. Additionally, on December 29, 2011 and October 23, 2012, we issued 220,994 shares and 55,249 shares of common stock, respectively, for $2.0 million and $0.5 million, respectively, in private transactions exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.
As of September 30, 2014, we owned 12 office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 63 acres of undeveloped land, one office portfolio consisting of three office properties, one retail property, two apartment properties, two investments in undeveloped land encompassing an aggregate of 1,670 acres, one first mortgage loan and two investments in unconsolidated joint ventures.
Market Outlook – Real Estate and Real Estate Finance Markets
The following discussion is based on management’s beliefs, observations and expectations with respect to the real estate and real estate finance markets.
As a direct result of the recent recession, the Federal Reserve has maintained an accommodative monetary policy since the introduction of quantitative easing (“QE”) in October of 2008. Through this program, the Federal Reserve injected trillions of U.S. dollars into the global financial markets through the purchases of U.S. treasury bonds and mortgage backed securities. At present, it is unclear what the final cost or impact of this program will be. In July 2014, the Federal Reserve announced plans to end the purchase of securities by October 2014. The imminent end of this program has shifted investor focus from QE to the timing of an eventual interest rate increase by the Federal Reserve.
In the United States, recent economic data has been improving. Slow and steady growth in the labor markets has driven unemployment below 6%. The U.S. labor participation rate continues to be less than optimal at 62.7% as of September 2014 and personal income growth remained muted at 0.3% as of August 2014. Consumer spending in the United States has increased, and is being driven by lower debt service burdens, record level stock market valuations and rebounding home prices. U.S. gross domestic product (“U.S. GDP”) has continued to grow at a moderate level. In the fourth quarter of 2013, U.S. GDP increased at an annual rate of 3.5%, which was followed by a decrease in U.S. GDP of 2.1% in the first quarter of 2014. In the second quarter of 2014, U.S. GDP grew at an annual rate of 4.6% and the current consensus expectation for overall U.S. GDP growth in 2014 is a modest 2.2%.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The U.S. dollar has remained a safe haven currency and the U.S. commercial real estate market has benefited from an inflow of foreign capital. Initially, gateway markets such as New York City and San Francisco benefited from a high demand for commercial properties. By 2014, the commercial real estate market recovery had spread to secondary and tertiary markets and to most asset classes. The U.S. commercial real estate market has continued to gain favor as an alternative investment class and capital flows continue to improve. Looking forward, however, the recovery in commercial real estate is expected to remain uneven across geographies and among property types.
After several years of improving market conditions, the recovery in the U.S. residential real estate market has recently begun to slow. The initial recovery was driven by low interest rates, pent-up demand from the consumer sector and institutional investors in the form of buy-to-rent portfolios. In 2014, investor demand for homes has slowed and stringent mortgage lending standards have reduced demand in the residential markets. In addition, as referenced above, the Federal Reserve’s QE program, which peaked at $85 billion a month in purchases of long-term treasury bonds and mortgage backed securities terminated on October 31, 2014. This reduction in market support could cause the demand for residential real estate to decrease further.
From a global standpoint, the U.S. economy is considered to be a bright spot. Recently the International Monetary Fund (“IMF”) lowered its global growth forecast from 3.7% to 3.3%. Lower than expected growth in the European Union (“EU”) and Chinese economies are the primary factors in the forecast change. Geopolitical events in the Ukraine and Middle East and the recent outbreak of the Ebola virus in Africa, and its possible spread to the rest of the world, have all been impediments to global economic growth.
Overall, despite indications of recovery in the United States and the U.K., uncertainties abound. China’s export-based economy has slowed, the EU is wrestling with the specter of deflation and another recession, and in Japan the government continues to experiment with a large-scale QE program of its own. In the United States, the Federal Reserve has stuck to its schedule for ending the QE program and we are monitoring the markets for their reaction to global economic slowing and related uncertainty. In the short-term, we anticipate that market conditions will continue to change and, combined with a challenging global macro-economic environment, may interfere with the implementation of our business strategy and/or force us to modify it.
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
We sold 56,584,976 shares of common stock in the primary portion of our initial public offering for gross offering proceeds of $561.7 million. We ceased offering shares in the primary portion of our initial public offering on November 14, 2012. We continue to offer shares of common stock under the dividend reinvestment plan. As of September 30, 2014, we had sold 3,699,313 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $35.9 million. To date, we have invested substantially all of the net proceeds from our initial public offering in real estate and real estate-related investments and we may make a limited number of investments in the future to the extent we have sufficient cash on hand for any such investments. We intend to use our cash on hand, proceeds from debt financing, cash flow generated by our real estate operations and real estate-related investments, proceeds from our dividend reinvestment plan and principal repayments on our real estate loans receivable as our primary sources of immediate and long-term liquidity.
Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures and corporate general and administrative expenses.  Cash flow from operations from our real estate investments is primarily dependent upon the occupancy levels of our properties, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures.  As of September 30, 2014, our office and retail properties were collectively 79% occupied and our apartment properties were collectively 83% occupied.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Investments in real estate-related loans generate cash flow in the form of interest income, which are reduced by loan service fees, asset management fees and corporate general and administrative expenses. As of September 30, 2014, we had one real estate loan receivable outstanding with a total book value of $27.2 million. The borrower under our real estate loan receivable was current on all contractual debt service payments.
As of September 30, 2014, we had outstanding debt obligations in the aggregate principal amount of $520.8 million, all of which mature between 2016 and 2036. As of September 30, 2014, we had $29.0 million of unrestricted secured revolving debt available for future disbursements under a portfolio loan facility, subject to certain conditions set forth in the loan agreement.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the Conflicts Committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expense reimbursements for the four fiscal quarters ended September 30, 2014 did not exceed the charter imposed limitation.
For the nine months ended September 30, 2014, our cash needs for acquisitions, capital expenditures and debt servicing were met with proceeds from debt financing and proceeds from our dividend reinvestment plan. Operating cash needs during the same period were met through cash flow generated by our real estate and real estate-related investments and cash on hand.
Cash Flows from Operating Activities
As of September 30, 2014, we owned 12 office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 63 acres of undeveloped land, one office portfolio consisting of three office properties, one retail property, two apartment properties, two investments in undeveloped land encompassing an aggregate of 1,670 acres, one first mortgage loan and two investments in unconsolidated joint ventures. During the nine months ended September 30, 2014, net cash provided by operating activities was $7.3 million. We expect that our cash flows from operating activities will increase in future years as a result of owning the assets acquired during 2014 for an entire period and leasing additional space that is currently unoccupied.
Cash Flows from Investing Activities
Net cash used in investing activities was $276.1 million for the nine months ended September 30, 2014 and primarily consisted of the following:

•	Acquisitions of one office property, one apartment property and undeveloped land for an aggregate purchase price of $191.7 million, after giving effect for escrow deposits and liabilities assumed;

•	Investment in an unconsolidated joint venture of $58.4 million;

•	Improvements to real estate of $22.8 million;

•	Advance on real estate loan receivable of $5.0 million, net of a $0.9 million extension fee;

•	Proceeds from the sale of real estate of $1.4 million; and

•	Principal repayments on real estate securities of $0.3 million.
Cash Flows from Financing Activities
Net cash provided by financing activities was $230.0 million for the nine months ended September 30, 2014 and consisted primarily of the following:

•
$235.0 million of net cash provided by debt and other financings as a result of proceeds from notes payable of $272.6 million, partially offset by principal payments on notes payable of $34.0 million and payments of deferred financing costs of $3.6 million;

•	$3.8 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $6.6 million;

•	$3.5 million of cash used for redemptions of common stock; and

•	$2.4 million of contributions from noncontrolling interests.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

In order to execute our investment strategy, we utilize secured debt and we may, to the extent available, utilize unsecured debt to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinancing and interest risks, are properly balanced with the benefit of using leverage. There is no limitation on the amount we may borrow for any single investment. Our charter limits our total liabilities such that our total liabilities may not exceed 75% of the cost of our tangible assets; however, we may exceed that limit if a majority of the Conflicts Committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our common stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of September 30, 2014, our borrowings and other liabilities were approximately 52% of the cost (before depreciation or other noncash reserves) and book value (before depreciation) of our tangible assets.
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
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of September 30, 2014 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2014	2015-2016	2017-2018	Thereafter
Outstanding debt obligations (1)	$520,781	$416	$20,214	$474,359	$25,792
Interest payments on outstanding debt obligations (2)	48,167	3,600	28,678	7,741	8,148
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts and interest rates in effect at September 30, 2014. We incurred interest expense of $11.1 million, excluding amortization of deferred financing costs of $2.2 million and interest capitalized of $1.5 million, for the nine months ended September 30, 2014.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations
Overview
As September 30, 2013, we owned 11 office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 43 acres of undeveloped land, one office portfolio consisting of three office properties, one industrial/flex property, one retail property, one apartment property, 1,375 acres of undeveloped land, one investment in commercial mortgage-backed securities, one first mortgage loan and one investment in an unconsolidated joint venture. As of September 30, 2014, we owned 12 office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 63 acres of undeveloped land, one office portfolio consisting of three office properties, one retail property, two apartment properties, two investments in undeveloped land encompassing an aggregate of 1,670 acres, one first mortgage loan and two investments in unconsolidated joint ventures. Our results of operations for the three and nine months ended September 30, 2014 may not be indicative of those in future periods as the occupancy in our properties has not been stabilized. As of September 30, 2014, our office and retail properties were collectively 79% occupied and our apartment properties were collectively 83% occupied.  However, due to the short outstanding weighted-average lease term in the portfolio of less than four years, we do not put significant emphasis on quarterly changes in occupancy (positive or negative) in the short run. Our underwriting and valuations are generally more sensitive to “terminal values” that may be realized upon the disposition of the assets in the portfolio and less sensitive to ongoing cash flows generated by the portfolio in the years leading up to an eventual sale. There are no guarantees that occupancies of our assets will increase, or that we will recognize a gain on the sale of our assets. We funded the acquisitions of these investments with proceeds from our initial public offering and debt financing. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of owning the assets acquired in 2014 for an entire period.
Comparison of the three months ended September 30, 2014 versus the three months ended September 30, 2013
The following table provides summary information about our results of operations for the three months ended September 30, 2014 and 2013 (dollar amounts in thousands):

	Three Months Ended September 30,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions/ Originations/Dispositions (1)	$ Change Due to Investments Held Throughout Both Periods (2)
	2014	2013
Rental income	$21,505	$13,828	$7,677	56%	$6,414	$1,263
Tenant reimbursements	4,404	3,341	1,063	32%	411	652
Interest income from real estate loans receivable	948	5,826	(4,878)	(84)%	(5,105)	227
Other operating income	741	256	485	189%	465	20
Operating, maintenance, and management costs	8,992	6,700	2,292	34%	1,887	405
Real estate taxes, property-related taxes, and insurance	3,409	2,762	647	23%	466	181
Asset management fees to affiliate	2,049	1,203	846	70%	766	80
Real estate acquisition fees to affiliate	—	857	(857)	n/a	(857)	n/a
Real estate acquisition fees and expenses	—	348	(348)	n/a	(348)	n/a
General and administrative expenses	726	649	77	12%	n/a	n/a
Depreciation and amortization	11,895	9,066	2,829	31%	2,621	208
Interest expense	3,777	1,742	2,035	117%	2,138	(103)
_____________________
(1) Represents the dollar amount increase (decrease) for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 related to real estate and real estate-related investments acquired, originated, repaid or disposed on or after July 1, 2013.
(2) Represents the dollar amount increase (decrease) for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 with respect to real estate and real estate-related investments owned by us during the entire periods presented.
Rental income and tenant reimbursements increased from $13.8 million and $3.3 million, respectively, for the three months ended September 30, 2013 to $21.5 million and $4.4 million, respectively, for the three months ended September 30, 2014, primarily as a result of the growth in our real estate portfolio. Additionally, rental income and tenant reimbursements related to properties held throughout both periods increased by $1.9 million as a result of a slight increase in occupancy. We expect rental income and tenant reimbursements to increase in future periods as a result of owning the assets acquired during 2014 for an entire period and leasing additional space.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Interest income from our real estate loans receivable decreased from $5.8 million for the three months ended September 30, 2013 to $0.9 million for the three months ended September 30, 2014 primarily due to the early payoff of the Ponte Palmero First Mortgage in August 2013. Our interest income in future periods will decrease upon any principal repayment on our real estate loan receivable or increase as a result of any additional fundings.
Property operating costs and real estate taxes and insurance increased from $6.7 million and $2.8 million, respectively, for the three months ended September 30, 2013 to $9.0 million and $3.4 million, respectively, for the three months ended September 30, 2014, primarily as a result of the growth in our real estate portfolio. We expect property operating costs and real estate taxes and insurance to increase in future periods as a result of owning the assets acquired during 2014 for an entire period and increasing occupancy of our real estate assets.
Asset management fees increased from $1.2 million for the three months ended September 30, 2013 to $2.0 million for the three months ended September 30, 2014, as a result of the growth in our investment portfolio. We expect asset management fees to increase in future periods as a result of owning the assets acquired in 2014 for an entire period. All asset management fees incurred as of September 30, 2014 have been paid.
Real estate acquisition fees and expenses to affiliates and non-affiliates was $1.2 million for the three months ended September 30, 2013. We did not expense any real estate acquisition fees and expenses during the three months ended September 30, 2014. During the three months ended September 30, 2014, we capitalized $0.2 million in acquisition fees and expenses related to our investment in undeveloped land. We do not expect to incur significant real estate acquisition fees and expenses in future periods as we do not expect to make significant acquisitions, if any acquisitions at all.
Depreciation and amortization increased from $9.1 million for the three months ended September 30, 2013 to $11.9 million for the three months ended September 30, 2014, due to the growth of our real estate portfolio. We expect depreciation and amortization to increase in future periods as a result of owning the assets acquired during 2014 for an entire period.
Interest expense increased from $1.7 million for the three months ended September 30, 2013 to $3.8 million for the three months ended September 30, 2014. Excluded from interest expense was $0.5 million of interest capitalized to our investments in undeveloped land during the three months ended September 30, 2014. The increase in interest expense is primarily a result of our use of debt in connection with the acquisitions of real estate assets. Our interest expense in future periods will vary based on interest rate fluctuations, the amount of interest capitalized and our level of future borrowings, which will depend on the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparison of the nine months ended September 30, 2014 versus the nine months ended September 30, 2013
The following table provides summary information about our results of operations for the nine months ended September 30, 2014 and 2013 (dollar amounts in thousands):

	Nine Months Ended September 30,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions/ Originations/ Dispositions (1)	$ Change Due to Investments Held Throughout Both Periods (2)
	2014	2013
Rental income	$61,932	$31,107	$30,825	99%	$27,517	$3,308
Tenant reimbursements	12,029	6,508	5,521	85%	4,752	769
Interest income from real estate loans receivable	2,377	9,552	(7,175)	(75)%	(7,175)	—
Other operating income	2,131	853	1,278	150%	1,287	(9)
Operating, maintenance, and management costs	26,285	14,942	11,343	76%	10,259	1,084
Real estate taxes, property-related taxes, and insurance	10,329	6,355	3,974	63%	3,882	92
Asset management fees to affiliate	5,567	2,868	2,699	94%	2,608	91
Real estate acquisition fees to affiliate	2,274	2,469	(195)	(8)%	(195)	n/a
Real estate acquisition fees and expenses	2,178	834	1,344	161%	1,344	n/a
General and administrative expenses	2,618	2,326	292	13%	n/a	n/a
Depreciation and amortization	35,509	18,933	16,576	88%	16,323	253
Interest expense	11,805	3,435	8,370	244%	8,074	296
Total (loss) income from discontinued operations	(18)	3,038	(3,056)	(101)%	n/a	n/a
_____________________
(1) Represents the dollar amount increase (decrease) for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 related to real estate and real estate-related investments acquired, originated, repaid or disposed on or after January 1, 2013.
(2) Represents the dollar amount increase (decrease) for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 with respect to real estate and real estate-related investments owned by us during the entire periods presented.
Rental income and tenant reimbursements increased from $31.1 million and $6.5 million, respectively, for the nine months ended September 30, 2013 to $61.9 million and $12.0 million, respectively, for the nine months ended September 30, 2014, primarily as a result of the growth in our real estate portfolio. Additionally, rental income and tenant reimbursements related to properties held throughout both periods increased by $4.1 million as a result of a slight increase in occupancy. We expect rental income and tenant reimbursements to increase in future periods as a result of owning the assets acquired during 2014 for an entire period and leasing additional space.
Interest income from our real estate loans receivable decreased from $9.6 million for the nine months ended September 30, 2013 to $2.4 million for the nine months ended September 30, 2014 primarily due to the early payoff of the Ponte Palmero First Mortgage in August 2013, which was partially offset by the increase in interest income from the University House First Mortgage originated on March 20, 2013. Our interest income in future periods will decrease upon any principal repayment on our real estate loan receivable or increase as a result of any additional fundings.
Property operating costs and real estate taxes and insurance increased from $14.9 million and $6.4 million, respectively, for the nine months ended September 30, 2013 to $26.3 million and $10.3 million, respectively, for the nine months ended September 30, 2014, primarily as a result of the growth in our real estate portfolio. We expect property operating costs and real estate taxes and insurance to increase in future periods as a result of owning the assets acquired during 2014 for an entire period and increasing occupancy of our real estate assets.
Asset management fees increased from $2.9 million for the nine months ended September 30, 2013 to $5.6 million for the nine months ended September 30, 2014, as a result of the growth in our investment portfolio. We expect asset management fees to increase in future periods as a result of owning the assets acquired in 2014 for an entire period. All asset management fees incurred as of September 30, 2014 have been paid.
Real estate acquisition fees and expenses to affiliates and non-affiliates increased from $3.3 million for the nine months ended September 30, 2013 to $4.5 million for the nine months ended September 30, 2014. The increase is due to higher diligence costs related to properties acquired during the nine months ended September 30, 2014. Additionally, during the nine months ended September 30, 2014, we capitalized $1.8 million in acquisition fees and expenses related to our investment in an unconsolidated joint venture and our investment in undeveloped land. We expect real estate acquisition fees and expenses to decrease in future periods as we do not expect to make significant acquisitions, if any acquisitions at all.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Depreciation and amortization increased from $18.9 million for the nine months ended September 30, 2013 to $35.5 million for the nine months ended September 30, 2014, due to the growth of our real estate portfolio. We expect depreciation and amortization to increase in future periods as a result of owning the assets acquired during 2014 for an entire period.
Interest expense increased from $3.4 million for the nine months ended September 30, 2013 to $11.8 million for the nine months ended September 30, 2014. Excluded from interest expense was $1.5 million of interest capitalized to our investments in undeveloped land during the nine months ended September 30, 2014. The increase in interest expense is primarily a result of our use of debt in connection with the acquisitions of real estate assets. Our interest expense in future periods will vary based on interest rate fluctuations, the amount of interest capitalized and our level of future borrowings, which will depend on the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.
Income from discontinued operations was $3.0 million for the nine months ended September 30, 2013 and loss from discontinued operations was $18,000 for the nine months ended September 30, 2014. During the nine months ended September 30, 2013, we sold an office building that resulted in a gain on sale of $4.2 million. As of September 30, 2014, we did not own any real estate held for sale.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculations of MFFO and Adjusted MFFO, for the three and nine months ended September 30, 2014 and 2013 (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Net (loss) income attributable to common stockholders	$(3,367)	$7,344	$(18,315)	$6,414
Depreciation of real estate assets	5,255	3,019	14,806	6,514
Depreciation of real estate assets - discontinued operations	—	91	—	233
Amortization of lease-related costs	6,640	6,047	20,703	12,419
Amortization of lease-related costs - discontinued operations	—	176	—	764
Gain on sale of real estate, net	(55)	—	(55)	(4,225)
Gain on foreclosure of real estate loan receivable, net	—	(7,543)	—	(7,543)
Adjustments for noncontrolling interests - consolidated entity (1)	(169)	(128)	(506)	52
Adjustments for investment in unconsolidated entity (2)	2,082	—	3,315	—
FFO	10,386	9,006	19,948	14,628
Straight-line rent and amortization of above- and below-market leases	(2,425)	(1,458)	(7,897)	(3,141)
Amortization of discounts and closing costs	(196)	(531)	(399)	(705)
Real estate acquisition fees to affiliate	—	857	2,274	2,469
Real estate acquisition fees and expenses	—	348	2,178	834
Amortization of net premium/discount on bond and notes payable	3	(40)	(6)	(40)
Prepayment fees related to the extinguishment of debt	—	—	332	119
Adjustments for noncontrolling interests - consolidated entity (1)	25	4	(154)	16
Adjustments for investment in unconsolidated entity (2)	(1,594)	—	(1,857)	—
MFFO	6,199	8,186	14,419	14,180
Other capitalized operating expenses (3)	(692)	(115)	(2,053)	(346)
Adjustments for noncontrolling interests - consolidated entity (1)	74	58	220	173
Adjusted MFFO	$5,581	$8,129	$12,586	$14,007
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Distributions
Distributions declared, distributions paid and cash flows from operations were as follows for the first, second and third quarters of 2014 (in thousands, except per share amounts):

	Distribution Declared	Distributions Declared Per Share	Distributions Paid			Cash Flows (Used in) Provided by Operations
Period			Cash	Reinvested	Total
First Quarter 2014	$2,937	$0.049	$—	$—	$—	$(2,931)
Second Quarter 2014	3,343	0.056	2,260	4,020	6,280	1,441
Third Quarter 2014	4,137	0.069	1,533	2,604	4,137	8,801
	$10,417	$0.174	$3,793	$6,624	$10,417	$7,311
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
On August 4, 2014, our board of directors authorized a distribution in the amount of $0.069315 per share of common stock to stockholders of record as of the close of business on September 15, 2014. We paid this distribution on September 24, 2014 and this was the only distribution declared during the third quarter of 2014.
Our board of directors will declare distributions from time to time based on income and cash flow from our investments, gains on sales of assets and financing activities. As such, we can also give no assurances as to the timing, amount or notice with respect to any other future distribution declarations.
Our net loss attributable to common stockholders for the nine months ended September 30, 2014 was $18.3 million and our cash flows provided by operations were $7.3 million. Our cumulative distributions paid and net loss attributable to common stockholders from inception through September 30, 2014 were $55.4 million and $26.1 million, respectively. We have funded our cumulative distributions, which includes net cash distributions and dividends reinvested by stockholders, with proceeds from debt financing of $18.7 million, proceeds from the dispositions of property of $13.7 million and cash provided by operations of $23.0 million. To the extent that we pay distributions from sources other than our cash flow from operations or gains from asset sales, we will have fewer funds available for investment in real estate-related loans, opportunistic real estate, real estate-related debt securities and other real estate-related investments, the overall return to our stockholders may be reduced and subsequent investors may experience dilution.
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
Distribution Declared
On November 12, 2014, our board of directors authorized a distribution in the amount of $0.088219 per share of common stock to stockholders of record as of the close of business on December 15, 2014. We expect to pay this distribution on December 29, 2014. The board of directors will declare distributions from time to time based on our income, cash flow and investing and financing activities. As such, we can give no assurances as to the timing, amount or notice with respect to any future distribution declarations.

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
We borrow funds at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of September 30, 2014, the fair value of our fixed rate real estate loan receivable was $27.9 million and the carrying value of our fixed rate real estate loan receivable was $27.2 million. The fair value estimate of our fixed rate real estate loan receivable was estimated using an internal valuation model that considers the expected cash flows for the loans, underlying collateral values (for collateral-dependent loans) and the estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements. As of September 30, 2014, the fair value of our fixed rate debt was $34.5 million and the carrying value of our fixed rate debt was $33.0 million. The fair value estimate of our fixed rate debt was calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of September 30, 2014. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting changes in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on variable rate debt and loans receivable would change our future earnings and cash flows, but would not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. As of September 30, 2014, we were exposed to market risks related to fluctuations in interest rates on $487.8 million of variable rate debt outstanding. Based on interest rates as of September 30, 2014, if interest rates were 100 basis points higher during the 12 months ending September 30, 2015, interest expense on our variable rate debt would increase by $4.8 million. As of September 30, 2014, one-month LIBOR was 0.1525% and if the LIBOR index was reduced to 0% during the 12 months ending September 30, 2015, interest expense on our variable rate debt would decrease by $0.7 million.
The weighted-average interest rates of our fixed rate debt and variable rate debt as of September 30, 2014 were 4.5% and 2.7%, respectively.  The annual effective interest rate of our fixed rate real estate loan receivable as of September 30, 2014 was 14.2%. The annual effective interest rate represents the effective interest rate as of September 30, 2014, using the interest method that we use to recognize interest income on our real estate loans receivable.

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

PART II. OTHER INFORMATION (CONTINUED)
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (continued)

During the nine months ended September 30, 2014, we fulfilled redemption requests and redeemed shares pursuant to the share redemption program as follows:

Month	Total Number of Shares Redeemed	Average Price Paid Per Share (1)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2014	13,154	$9.29	(2)
February 2014	52,330	$9.00	(2)
March 2014	—	$—	(2)
April 2014	73,339	$10.88	(2)
May 2014	61,507	$10.78	(2)
June 2014	42,712	$10.67	(2)
July 2014	35,650	$10.72	(2)
August 2014	25,634	$10.75	(2)
September 2014	29,476	$10.79	(2)
Total	333,802
_____________________
(1) Pursuant to the program, as amended, we will initially redeem shares as follows:

•	92.5% of our most recent estimated value per share as of the applicable redemption date for those shares held for at least one year;

•	95.0% of our most recent estimated value per share as of the applicable redemption date for those shares held for at least two years;

•	97.5% of our most recent estimated value per share as of the applicable redemption date for those shares held for at least three years; and

•	100.0% of our most recent estimated value per share as of the applicable redemption date for those shares held for at least four years.
Until we announced in a public filing with the SEC the establishment of our estimated value per share on March 27, 2014, the estimated value per share was $10.00 for purposes of the foregoing prices. Notwithstanding the above, upon the death, “qualifying disability” or “determination of incompetence” of a stockholder, the redemption price was the amount paid to acquire the shares from us until we announced in a public filing with the SEC the establishment of our estimated value per share on March 27, 2014, at which time the redemption price was such estimated value per share. On March 25, 2014, our board of directors approved an estimated value per share of our common stock of $11.27, based on the estimated value of the Company’s assets less the estimated value of the Company’s liabilities, or net asset value, divided by the number of shares outstanding as of December 31, 2013, with the exception of certain adjustments for actual and expected acquisition-related costs subsequent to December 31, 2013. The change in the redemption price was effective for the April 2014 redemption date, which was April 30, 2014. We currently expect to engage our advisor and/or an independent valuation firm to update our estimated value per share in December 2014, but we are not required to update our estimated value per share more frequently than every 18 months.
(2) We limit the dollar value of shares that may be redeemed under the program as described above. During the nine months ended September 30, 2014, we redeemed $3.5 million of shares of common stock, which represented all redemption requests received in good order and eligible for redemption through the September 2014 redemption date. Based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during 2013 and redemptions made through September 30, 2014, we have $13.2 million available for redemptions during the remainder of 2014, subject to the limitations described above.
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

4.2	Fourth Amended and Restated Dividend Reinvestment Plan, incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2014

10.1	Advisory Agreement by and between the Company and KBS Capital Advisors LLC, dated October 8, 2014

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Fourth Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed February 18, 2014

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS STRATEGIC OPPORTUNITY REIT, INC.

Date:	November 13, 2014	By:	/S/ KEITH D. HALL
Keith D. Hall
Chief Executive Officer and Director
(principal executive officer)

Date:	November 13, 2014	By:	/S/ DAVID E. SNYDER
David E. Snyder
Chief Financial Officer
(principal financial officer)