Form 10-K
period 2014-12-31
KBS Strategic Opportunity REIT, Inc.
filed 2015-03-09
CIK 1452936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-K
______________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 000-54382
_____________________________________________________
KBS STRATEGIC OPPORTUNITY REIT, INC.
(Exact Name of Registrant as Specified in Its Charter)
______________________________________________________

Maryland	26-3842535
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
800 Newport Center Drive, Suite 700 Newport Beach, California	92660
(Address of Principal Executive Offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐  No  ☒
There is no established market for the Registrant’s shares of common stock.  On March 25, 2014, the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $11.27 based on the estimated value of the Registrant’s assets less the estimated value of the Registrant’s liabilities divided by the number of shares outstanding, as of December 31, 2013 with the exception of an adjustment for acquisition fees and closing costs incurred in connection with the acquisitions of three real estate assets subsequent to December 31, 2013 (one of which was under contract and was reasonably probable to close, but had not yet closed as of March 25, 2014), which were included as a reduction to the net asset value. For a full description of the methodologies used to value the Registrant’s assets and liabilities in connection with the calculation the estimated value per share as of March 25, 2014, see the Current Report on Form 8-K filed with the SEC on March 27, 2014. On December 9, 2014, the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $12.24 based on the estimated value of the Registrant’s assets less the estimated value of the Registrant’s liabilities divided by the number of shares outstanding, as of September 30, 2014. For a full description of the methodologies used to value the Registrant’s assets and liabilities in connection with the calculation the estimated value per share as of December 9, 2014, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.” There were approximately 59,429,476 shares of common stock held by non-affiliates as of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter.
As of March 3, 2015, there were 59,989,107 outstanding shares of common stock of the Registrant.
Documents Incorporated by Reference:
Registrant incorporates by reference in Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K portions of its Definitive Proxy Statement for its 2015 Annual Meeting of Stockholders.

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

•
We have paid distributions from financings and in the future we may not pay distributions solely from our cash flow from operations or gains from asset sales. To the extent that we pay distributions from sources other than our cash flow from operations or gains from asset sales, we will have less funds available for investment in loans, properties and other assets, the overall return to our stockholders may be reduced and subsequent investors may experience dilution.

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

•
We cannot predict with any certainty how much, if any, of our dividend reinvestment plan proceeds will be available for general corporate purposes, including, but not limited to, the redemption of shares under our share redemption program, future funding obligations under any real estate loans receivable we acquire the funding of capital expenditures on our real estate investments or the repayment of debt. If such funds are not available from the dividend reinvestment plan offering, then we may have to use a greater proportion of our cash flow from operations to meet these cash requirements, which would reduce cash available for distributions and could limit our ability to redeem shares under our share redemption program.

All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of this Annual Report on Form 10-K.

PART I

ITEM 1.	BUSINESS
Overview
KBS Strategic Opportunity REIT, Inc. was formed on October 8, 2008 as a Maryland corporation and elected to be taxed as a real estate investment trust (“REIT”) beginning with the taxable year ending December 31, 2010 and intends to operate in such manner. As used herein, the terms “we,” “our” and “us” refer to KBS Strategic Opportunity REIT, Inc. and as required by context, KBS Strategic Opportunity Limited Partnership, a Delaware limited partnership formed on December 10, 2008 (the “Operating Partnership”), and its subsidiaries. We conduct our business primarily through our Operating Partnership, of which we are the sole general partner. Subject to certain restrictions and limitations, our business is managed by KBS Capital Advisors LLC (“KBS Capital Advisors”), our external advisor, pursuant to an advisory agreement. Our advisor conducts our operations and manages our portfolio of real estate-related investments. Our advisor owns 20,000 shares of our common stock. We have no paid employees.
On January 8, 2009, we filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a minimum of 250,000 shares and a maximum of 140,000,000 shares of common stock for sale to the public, of which 100,000,000 shares were registered in our primary offering and 40,000,000 shares were registered under our dividend reinvestment plan. The SEC declared our registration statement effective on November 20, 2009. We ceased offering shares of common stock in our primary offering on November 14, 2012. We sold 56,584,976 shares of common stock in the primary offering for gross offering proceeds of $561.7 million. We continue to offer shares of common stock under the dividend reinvestment plan. As of December 31, 2014, we had sold 3,981,976 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $39.2 million. Also as of December 31, 2014, we had redeemed 818,866 of the shares sold in our offering for $8.3 million. Additionally, on December 29, 2011 and October 23, 2012, we issued 220,994 shares and 55,249 shares of common stock, respectively, for $2.0 million and $0.5 million, respectively, in private transactions exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.
As of December 31, 2014, we owned 12 office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 63 acres of undeveloped land, one office portfolio consisting of three office properties, one retail property, two apartment properties, two investments in undeveloped land encompassing an aggregate of 1,670 acres, one first mortgage loan and two investments in unconsolidated joint ventures.
Objectives and Strategies
Our primary investment objectives are:

•	to provide our stockholders with attractive and stable returns; and

•	to preserve and return our stockholders’ capital contributions.
We have sought to achieve these objectives by investing in and managing a portfolio of real estate-related loans, opportunistic real estate, real estate-related debt securities and other real estate-related investments. We have acquired our investments through a combination of equity raised in our initial public offering and debt financing. We plan to lease-up and stabilize existing assets. We plan to explore value-add opportunities for existing assets and seek to realize growth in the value of our investments by timing asset sales to maximize their value.
Real Estate Investments
As of December 31, 2014, we owned 12 office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 63 acres of undeveloped land, one office portfolio consisting of three office properties and one retail property encompassing, in the aggregate, approximately 4.6 million rentable square feet. As of December 31, 2014, these properties were 80% occupied. In addition, we owned two apartment properties, containing 383 units and encompassing approximately 0.3 million rentable square feet, which were 87% occupied. We also owned two investments in undeveloped land encompassing an aggregate of 1,670 acres. In addition, we owned two investments in unconsolidated joint ventures.
We have attempted to diversify our tenant base in order to limit exposure to any one tenant or industry. As of December 31, 2014, we had no tenants that represented more than 10% of our total annualized base rent and our top ten tenants represented approximately 16% of our total annualized base rent. The total cost of our real estate portfolio, net of impairment charges, as of December 31, 2014 was $919.3 million. For more information about our real estate investments, see Part I, Item 2 of this Annual Report on Form 10-K.

Real Estate-Related Investments
As of December 31, 2014, we owned one real estate loan receivable with a total book value of $27.4 million. This loan had an annual effective interest rate of 14.2% as of December 31, 2014.
Financing Objectives
We have financed the majority of our real estate and real estate-related investments with a combination of the proceeds we received from our initial public offering and debt. We used debt financing to increase the amount available for investment and to potentially increase overall investment yields to us and our stockholders. As of December 31, 2014, the weighted‑average interest rate on our debt was 2.8%.
We borrow funds at both fixed and variable rates; as of December 31, 2014, we had $32.8 million and $497.4 million of fixed and variable rate debt outstanding, respectively. The weighted‑average interest rates of our fixed rate debt and variable rate debt as of December 31, 2014 were 4.5% and 2.6%, respectively. The weighted‑average interest rate represents the actual interest rate in effect as of December 31, 2014, using interest rate indices as of December 31, 2014, where applicable.
We have tried to spread the maturity dates of our debt to minimize maturity and refinance risk in our portfolio. In addition, a majority of our debt allows us to extend the maturity dates, subject to certain conditions. Although we believe we will satisfy the conditions to extend the maturity of our debt obligations, we can give no assurance in this regard. The following table shows the current and fully extended maturities, including principal amortization payments, of our debt as of December 31, 2014 (in thousands):

	Current Maturity	Extended Maturity
2015	$2,005	$2,005
2016	19,079	5,589
2017	402,133	140,287
2018	80,972	225,321
2019	7,805	132,712
Thereafter	18,244	24,324
	$530,238	$530,238
There is no limitation on the amount we may borrow for any single investment. Our charter limits our total liabilities to 75% of the cost of our tangible assets; however, we may exceed that limit if a majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our common stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of December 31, 2014, our borrowings and other liabilities were approximately 53% of the cost (before depreciation or other noncash reserves) and book value (before depreciation) of our tangible assets.
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
Disposition Policies
The period that we will hold our investments will vary depending on the type of asset, interest rates and other factors. Our advisor has developed a well-defined exit strategy for each investment we have made. KBS Capital Advisors will continually perform a hold-sell analysis on each asset in order to determine the optimal time to hold the asset and generate a strong return for our stockholders. Economic and market conditions may influence us to hold our investments for different periods of time. We may sell an asset before the end of the expected holding period if we believe that market conditions have maximized its value to us or the sale of the asset would otherwise be in the best interests of our stockholders. During the year ended December 31, 2014, we disposed of one office property, resulting in gross sale proceeds of $1.6 million.

2014 Investment Highlights
During 2014, we acquired:

•	one office property consisting of 490,096 rentable square feet located in Bellevue, Washington for $184.0 million plus closing costs;

•	an investment in a consolidated joint venture that owns one apartment property containing 66 units located in Brooklyn, New York for $39.8 million plus closing costs;

•	an investment in an unconsolidated joint venture that owns one office property consisting of 928,157 rentable square feet located in New York, New York for $261.1 million plus closing costs; and

•	20 acres of undeveloped land in Richardson, Texas for $7.5 million.
Market Outlook - Real Estate and Real Estate Finance Markets
The following discussion is based on management’s beliefs, observations and expectations with respect to the real estate and real estate finance markets.
Current conditions in the global capital markets remain volatile as the world’s economic growth has been affected by geopolitical and economic events. Geopolitical events in Europe and the Middle East escalated throughout 2014 and into 2015. The rise of the Islamic State and the struggle between the Ukrainian government and pro-Russian rebels have kept the U.S. and its allies engaged in international military conflicts. The slowdown in global economic growth, and in particular the slowing of the Chinese economy, has had a ripple effect through the energy and commodity markets. Decreasing levels of demand for commodities, and in particular oil, have led to a steep price decline in most commodity market prices. In this type of economic environment the possibility of deflation is now a very real risk. While the U.S. economy has rebounded from the recent recession, the remainder of the world’s industrialized and emerging economies have struggled to maintain even low levels of economic growth.
Central bank interventions and the use of monetary policy to combat the lingering effects of the recent recession continue to dominate the performance of the global economy. In 2012, Japan embarked on a massive quantitative easing (“QE”) program designed to kick start the country’s economy. To date, the program has led to lower Japanese interest rates, a run up in the Japanese stock markets and a devaluation of the yen. In Europe, the European Central Bank (ECB) announced its own QE program in January 2015. The long awaited announcement has led to lower European interest rates and a weakening of the Euro against other currencies.
The Federal Reserve has maintained an accommodative monetary policy since the beginning of the recent financial crisis. Through a variety of monetary tools and programs, the Federal Reserve injected trillions of U.S. dollars into the global financial markets. The U.S. QE program focused on the purchase of U.S. treasury bonds and mortgage backed securities. Currently it is unclear what the final cost or impact of this program will be. In October of 2014, the Federal Reserve concluded the current phase of QE. The end of this program has shifted investor focus to the timing of an eventual interest rate increase by the Federal Reserve.
In the United States, recent economic data has been improving. Slow and steady growth in the labor markets has driven unemployment below 6%. The labor force participation rate continues to be low and personal income growth has remained muted. Consumer spending in the United States has increased, and is being driven by lower debt service burdens, record high stock market valuations, rebounding home prices and a dramatic decrease in the cost of gasoline. Consumer confidence levels are starting to reach levels last seen in the 1990’s. U.S. gross domestic product (“U.S. GDP”) has continued to grow at a moderate annualized rate. On an annual basis, U.S. GDP growth in 2014 was 2.4%, which was a slight improvement over 2013’s growth rate of 2.2%. In the second half of 2014, the U.S. dollar began to appreciate against the currencies of other nations. The effects of a strong dollar and weak international economic growth began to materialize in the form of reduced corporate earnings in the fourth quarter of 2014.
The U.S. dollar has remained a safe haven currency and the U.S. commercial real estate market has benefited from an inflow of foreign capital. Initially, gateway markets such as New York City and San Francisco benefited from a high demand for commercial properties. In 2014, the commercial real estate market recovery spread to secondary and tertiary markets, and most asset classes. The U.S. commercial real estate market has gained favor as an alternative investment class and capital flows continue to improve. Looking forward, however, the recovery in commercial real estate is expected to remain uneven across geographies and among property types.
As the dollar strengthens, the flow of capital into the United States could be curtailed. International demand for U.S. assets has been driven, in part, by the perception that U.S. real assets and the U.S. dollar are safe havens from some market risks. A decrease in flow of capital into the United States could lead to a decrease in the demand for U.S. commercial real estate assets, and result in a decline in commercial real estate valuations.

After several years of improving market conditions, the recovery in the U.S. residential real estate market recently began to slow. The initial recovery was driven by low interest rates, pent-up demand from the consumer sector and institutional investors in the form of buy-to-rent portfolios. In 2014, investor demand for homes slowed and stringent mortgage lending standards reduced demand in the residential markets. In addition, as referenced above, the Federal Reserve’s QE program, which peaked at $85 billion a month in purchases of long-term treasury bonds and mortgage backed securities, ended on October 31, 2014. This reduction in market support could cause the demand for residential real estate to decrease further.
Overall, despite indications of recovery in the United States, uncertainties abound. China’s export-based economy has slowed and the Japanese government continues to experiment with QE. The EU is faced with the economic collapse of Greece, another recession and an escalating military conflict in the Ukraine. In the United States, the Federal Reserve has completed the latest phase of QE and is now faced with the impact of a strong dollar and record low interest rates. In the short-term, we anticipate that market conditions will continue to remain volatile and, combined with a challenging global macro-economic environment, may interfere with the implementation of our business strategy and/or force us to modify it.
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
Competitive Market Factors
The U.S. commercial real estate leasing markets remain competitive. We face competition from various entities for prospective tenants and to retain our current tenants, including other REITs, pension funds, insurance companies, investment funds and companies, partnerships and developers. Many of these entities have substantially greater financial resources than we do and may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of a tenant. As a result of their greater resources, those entities may have more flexibility than we do in their ability to offer rental concessions to attract and retain tenants. This could put pressure on our ability to maintain or raise rents and could adversely affect our ability to attract or retain tenants. As a result, our financial condition, results of operations, cash flow, ability to satisfy our debt service obligations and ability to pay distributions to our stockholders may be adversely affected. We may also face competition from other entities that are selling assets. Competition from these entities may increase the supply of real estate investment opportunities or increase the bargaining power of real estate investors seeking to buy.
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

Segments
We have invested in non-performing loans, opportunistic real estate and other real estate-related assets. In general, we intend to hold our investments in non-performing loans, opportunistic real estate and other real estate-related assets for capital appreciation. Traditional performance metrics of non-performing loans, opportunistic real estate and other real estate-related assets may not be meaningful as these investments are generally non-stabilized and do not provide a consistent stream of interest income or rental revenue. These investments exhibit similar long-term financial performance and have similar economic characteristics. These investments typically involve a higher degree of risk and do not provide a constant stream of ongoing cash flows. As a result, our management views non-performing loans, opportunistic real estate and other real estate-related assets as similar investments. Substantially all of our revenue and net income (loss) is from non-performing loans, opportunistic real estate and other real estate-related assets, and therefore, we currently aggregate our operating segments into one reportable business segment.
Employees
We have no paid employees. The employees of our advisor or its affiliates provide management, acquisition, disposition, advisory and certain administrative services for us.
Principal Executive Office
Our principal executive offices are located at 800 Newport Center Drive, Suite 700, Newport Beach, California 92660. Our telephone number, general facsimile number and web address are (949) 417-6500, (949) 417-6501 and www.kbsstrategicopportunityreit.com, respectively.
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
At any one time, a significant portion of our investments could be in one property class. As a result, we will be subject to risks inherent in investments in a single type of property. If our investments are substantially in one property class, then the potential effects on our revenues, and as a result, on cash available for distribution to our stockholders, resulting from a downturn in the businesses conducted in those types of properties could be more pronounced than if we had more fully diversified our investments. As of December 31, 2014, our investments in office properties represented 68.5% of our total assets.

Because of the concentration of a significant portion of our assets in two geographic areas, any adverse economic, real estate or business conditions in these areas could affect our operating results and our ability to make distributions to our stockholders.
As of December 31, 2014, our real estate investments in Washington and Texas represented 28.7% and 21.6% of our total assets, respectively. As a result, the geographic concentration of our portfolio makes it particularly susceptible to adverse economic developments in the Washington and Texas real estate markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect our operating results and our ability to make distributions to stockholders.
Disruptions in the financial markets and uncertain economic conditions could adversely affect market rental rates, commercial real estate values and our ability to secure debt financing, service debt obligations, or pay distributions to our stockholders.
Currently, both the investing and leasing environments are highly competitive. While there has been an increase in the amount of capital flowing into the U.S. real estate markets, which resulted in an increase in real estate values in certain markets, the uncertainty regarding the economic environment has made businesses reluctant to make long-term commitments or changes in their business plans. Possible future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in decreases in cash flows. Historically low interest rates could help offset some of the impact of these potential decreases in operating cash flow for properties financed with variable rate mortgages; however, interest rates likely will not remain at these historically low levels for the remaining life of many of our investments. Recently, interest rates have become more volatile as the global capital markets react to increasing economic and geopolitical risks.
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
Overall, despite indications of recovery in the United States, uncertainties abound. China’s export-based economy has slowed and the Japanese government continues to experiment with QE. The EU is faced with the economic collapse of Greece, another recession and an escalating military conflict in the Ukraine. In the United States, the Federal Reserve has completed the latest phase of QE and is now faced with the impact of a strong dollar and record low interest rates. In the short-term, we anticipate that market conditions will continue to remain volatile and, combined with a challenging global macro-economic environment, may interfere with the implementation of our business strategy and/or force us to modify it.
We have relied on debt financing to finance our real estate properties and we may have difficulty refinancing some of our debt obligations prior to or at maturity or we may not be able to refinance these obligations at terms as favorable as the terms of our existing indebtedness and we also may be unable to obtain additional debt financing on attractive terms or at all. If we are not able to refinance our existing indebtedness on attractive terms at the various maturity dates, we may be forced to dispose of some of our assets. Recent financial market conditions have improved from the bottom of the economic cycle, but material risks are still present. Market conditions can change quickly, which could negatively impact the value of our assets.
Further disruptions in the financial markets and uncertain economic conditions could adversely affect the values of our investments. Turmoil in the capital markets has constrained equity and debt capital available for investment in commercial real estate, resulting in fewer buyers seeking to acquire commercial properties and possible increases in capitalization rates and lower property values. Furthermore, declining economic conditions could negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our real estate portfolio and in the collateral securing our loan investments, which could have the following negative effects on us:

•	the values of our investments in commercial properties could decrease below the amounts paid for such investments;

•	the value of collateral securing our loan investment could decrease below the outstanding principal amount of such loan; and/or

•	revenues from our properties could decrease due to fewer tenants and/or lower rental rates, making it more difficult for us to pay distributions or meet our debt service obligations on debt financing.
All of these factors could impair our ability to make distributions to our investors and decrease the value of an investment in us.

Because we depend upon our advisor and its affiliates to conduct our operations, adverse changes in the financial health of our advisor or its affiliates could cause our operations to suffer
We depend on KBS Capital Advisors, its affiliates and the key real estate and debt finance professionals at KBS Capital Advisors to manage our operations and our portfolio of real estate-related loans, opportunistic real estate, real estate-related debt securities and other real estate-related investments. Our advisor depends upon the fees and other compensation that it receives from us and other public KBS-sponsored programs in connection with the origination, purchase, management and sale of assets to conduct its operations. Any adverse changes in the financial condition of KBS Capital Advisors or its affiliates or our relationship with KBS Capital Advisors or its affiliates could hinder their ability to successfully manage our operations and our portfolio of investments. Furthermore, if some or all of the key real estate and debt finance professionals at KBS Capital Advisors are internalized by KBS Real Estate Investment Trust, Inc. (“KBS REIT I”), KBS Real Estate Investment Trust II, Inc. (“KBS REIT II”), KBS Real Estate Investment Trust III, Inc. (“KBS REIT III”), KBS Legacy Partners Apartment REIT, Inc. (“KBS Legacy Partners Apartment REIT”), KBS Strategic Opportunity REIT II, Inc. (“KBS Strategic Opportunity REIT II”) or KBS Growth & Income REIT, Inc. (“KBS Growth & Income REIT”), KBS Capital Advisors may need to replace such professionals, or we may need to find employees or an advisor to replace the management services KBS Capital Advisors provides to us. In such event our operating performance and the return on our stockholders’ investment could suffer.
If we pay distributions from sources other than our cash flow from operations, we will have less funds available for investments and the overall return to our stockholders may be reduced.
We will declare distributions when our board of directors determines we have sufficient cash flow from operations, investment activities and/or strategic financings. We expect to fund distributions from interest and rental income on investments, the maturity, payoff or settlement of those investments and from strategic sales of loans, properties and other assets. We may also fund distributions from debt financings.
As a REIT, we will generally have to hold our assets for two years in order to meet the safe harbor to avoid a 100% prohibited transactions tax, unless such assets are held through a TRS or other taxable corporation. At such time as we have assets that we have held for at least two years, we anticipate that we may authorize and declare distributions based on gains on asset sales, to the extent we close on the sale of one or more assets and the board of directors does not determine to reinvest the proceeds of such sales. Additionally, our board of directors intends to declare distributions quarterly based on cash flow from our investments.
To maintain our qualification as a REIT, we must make aggregate annual distributions to our stockholders of at least 90% of our REIT taxable income (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with U.S. generally accepted accounting principles (“GAAP”)). If we meet the REIT qualification requirements, we generally will not be subject to federal income tax on the income that we distribute to our stockholders each year. In general, we anticipate making distributions to our stockholders of at least 100% of our REIT taxable income so that none of our income is subject to federal income tax. Our board of directors may authorize distributions in excess of those required for us to maintain REIT status depending on our financial condition and such other factors as our board of directors deems relevant.
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

In addition, to the extent distributions exceed cash flow from operations and gains from asset sales, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain. There is no limit on the amount of distributions we may fund from sources other than from cash flows from operations or gains from asset sales. For the year ended December 31, 2014, we paid aggregate distributions of $15.7 million (of which $9.9 million was reinvested through our dividend reinvestment plan). Our net loss attributable to stockholders for the year ended December 31, 2014 was $23.2 million. For the year ended December 31, 2014, we funded 100% of total distributions paid, which includes cash distributions and dividends reinvested by stockholders, with current cash provided by operations and prior period cash provided by operations. Through December 31, 2014, we funded 31% of total distributions paid, which includes cash distributions and dividends reinvested by stockholders, with proceeds from debt financing, funded 23% of total distributions paid with the gains realized from the dispositions of properties and funded 47% of total distributions paid with cash provided by operations. Our cumulative distributions and net loss attributable to common stockholders from inception through December 31, 2014 were $60.7 million and $31.0 million, respectively.
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

•	whether and when we seek to sell the company or its assets, which sale could entitle KBS Capital Advisors to disposition fees or a subordinated incentive fee and terminate the asset management fee.
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
We rely on our sponsors and other key real estate and debt finance professionals at our advisor, including Peter M. Bren, Keith D. Hall, Peter McMillan III and Charles J. Schreiber, Jr., to identify suitable investment opportunities for us. KBS REIT I, KBS REIT II, KBS REIT III, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT II and KBS Growth & Income REIT are also advised by KBS Capital Advisors and rely on our sponsors and many of the same real estate and debt finance professionals as will future public KBS-sponsored programs. Messrs. Bren and Schreiber and several of the other key real estate and debt finance professionals at KBS Capital Advisors are also the key real estate and debt finance professionals at KBS Realty Advisors and its affiliates, the advisors to the private KBS-sponsored programs and the investment advisors to institutional investors in real estate and real estate-related assets. As such, we and the KBS-sponsored programs that are currently raising funds for investment rely on many of the same real estate and debt finance professionals. Many investment opportunities that are suitable for us may also be suitable for other KBS programs and investors. When these real estate and debt finance professionals direct an investment opportunity to any KBS-sponsored program or KBS-advised investor, they, in their sole discretion, will offer the opportunity to the program or investor for which the investment opportunity is most suitable based on the investment objectives, portfolio and criteria of each program or investor. For so long as we are externally advised, our charter provides that it shall not be a proper purpose of the corporation for us to purchase any significant asset unless our advisor has recommended the investment to us. Thus, the real estate and debt finance professionals of KBS Capital Advisors could direct attractive investment opportunities to other entities or investors. Such events could result in us investing in assets that provide less attractive returns, reducing the level of distributions we may be able to pay to our stockholders.
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
We rely on KBS Capital Advisors and the real estate, management, accounting and debt finance professionals our advisor has assembled, including Messrs. Bren, Hall, McMillan, Schreiber and Snyder and Ms. Yamane, for the day-to-day operation of our business. Messrs. Bren, Hall, McMillan, Schreiber and Snyder and Ms. Yamane are also executive officers of KBS REIT I, KBS REIT II and KBS REIT III, Messrs. Bren, McMillan and Snyder and Ms. Yamane are executive officers of KBS Legacy Partners Apartment REIT, and Messrs. Hall, McMillan, and Snyder and Ms. Yamane are executive officers of KBS Strategic Opportunity REIT II. In addition, Messrs. Bren and Schreiber and Ms. Yamane are executive officers of KBS Realty Advisors and its affiliates, the advisors of the private KBS-sponsored programs and the investment advisors to institutional investors in real estate and real estate-related assets. As a result of their interests in other KBS programs, their obligations to other investors and the fact that they engage in and they will continue to engage in other business activities on behalf of themselves and others, Messrs. Bren, Hall, McMillan, Schreiber and Snyder and Ms. Yamane face conflicts of interest in allocating their time among us, KBS REIT I, KBS REIT II, KBS REIT III, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT II, KBS Growth & Income REIT, KBS Capital Advisors and other KBS-sponsored programs as well as other business activities in which they are involved. In addition, KBS Capital Advisors and KBS Realty Advisors and their affiliates share many of the same key real estate and debt finance professionals. During times of intense activity in other programs and ventures, these individuals may devote less time and fewer resources to our business than are necessary or appropriate to manage our business. Furthermore, some or all of these individuals may become employees of another KBS-sponsored program in an internalization transaction or, if we internalize our advisor, may not become our employees as a result of their relationship with other KBS-sponsored programs. If these events occur, the returns on our investments, and the value of our stockholders’ investment, may decline.

All of our executive officers and some of our directors and the key real estate and debt finance professionals assembled by our advisor face conflicts of interest related to their positions and/or interests in KBS Capital Advisors and its affiliates, which could hinder our ability to implement our business strategy and to generate returns to our stockholders.
All of our executive officers, some of our directors and other key real estate and debt finance professionals assembled by our advisor are also executive officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor, and other affiliated KBS entities. Through KBS-affiliated entities, some of these persons also serve as the investment advisors to institutional investors in real estate and real estate-related assets and through KBS Capital Advisors and its affiliates these persons serve as the advisor to KBS REIT I, KBS REIT II, KBS REIT III, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT II, KBS Growth & Income REIT and other KBS-sponsored programs. As a result, they owe fiduciary duties to each of these entities, their members and limited partners and these investors, which fiduciary duties may from time to time conflict with the fiduciary duties that they owe to us and our stockholders. Their loyalties to these other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. Further, Messrs. Bren, Hall, McMillan and Schreiber and existing and future KBS-sponsored programs and KBS-advised investors generally are not and will not be prohibited from engaging, directly or indirectly, in any business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition, development, ownership, leasing or sale of real estate investments. Messrs. Bren, Hall, McMillan and Schreiber have agreed to restrictions with respect to sponsoring another multi-family REIT while the KBS Legacy Partners Apartment REIT offering is ongoing. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to our stockholders and to maintain or increase the value of our assets.
Risks Related to Our Corporate Structure
Our charter limits the number of shares a person may own, which may discourage a takeover that could otherwise result in a premium price to our stockholders.
Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. To help us comply with the REIT ownership requirements of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), our charter prohibits a person from directly or constructively owning more than 9.8% of our outstanding shares, unless exempted by our board of directors. This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our common stock.
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

We believe that we and our Operating Partnership will not be required to register as an investment company based on the following analysis. With respect to the 40% test, most of the entities through which we and our Operating Partnership own our assets are majority-owned subsidiaries that are not themselves investment companies and are not relying on the exceptions from the definition of investment company under Section 3(c)(1) or Section 3(c)(7).
With respect to the primarily engaged test, we and our Operating Partnership are holding companies. Through the majority-owned subsidiaries of our Operating Partnership, we and our Operating Partnership are primarily engaged in the non-investment company businesses of these subsidiaries.
We believe that most of the subsidiaries of our Operating Partnership may rely on Section 3(c)(5)(C) of the Investment Company Act for an exception from the definition of an investment company. (Any other subsidiaries of our Operating Partnership should be able to rely on the exceptions for private investment companies pursuant to Section 3(c)(1) and Section 3(c)(7) of the Investment Company Act.) As reflected in no-action letters, the SEC staff’s position on Section 3(c)(5)(C) generally requires that an issuer maintain at least 55% of its assets in “mortgages and other liens on and interests in real estate,” or qualifying assets; at least 80% of its assets in qualifying assets plus real estate-related assets; and no more than 20% of the value of its assets in other than qualifying assets and real estate-related assets, which we refer to as miscellaneous assets. To constitute a qualifying asset under this 55% requirement, a real estate interest must meet various criteria based on no-action letters. We expect that each of the subsidiaries of our Operating Partnership relying on Section 3(c)(5)(C) will invest at least 55% of its assets in qualifying assets, and approximately an additional 25% of its assets in other types of real estate-related assets. We expect to rely on guidance published by the SEC staff or on our analyses of guidance published with respect to types of assets to determine which assets are qualifying real estate assets and real estate-related assets.
To maintain compliance with the Investment Company Act, our subsidiaries may be unable to sell assets we would otherwise want them to sell and may need to sell assets we would otherwise wish them to retain. In addition, our subsidiaries may have to acquire additional assets that they might not otherwise have acquired or may have to forego opportunities to make investments that we would otherwise want them to make and would be important to our investment strategy. Moreover, the SEC may issue interpretations with respect to various types of assets that are contrary to our views and current SEC staff interpretations are subject to change, which increases the risk of non-compliance and the risk that we may be forced to make adverse changes to our portfolio. In this regard, we note that in 2011 the SEC issued a concept release indicating that the SEC and its staff were reviewing interpretive issues relating to Section 3(c)(5)(C) and soliciting views on the application of Section 3(c)(5)(C) to companies engaged in the business of acquiring mortgages and mortgage-related instruments. If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement and a court could appoint a receiver to take control of us and liquidate our business.
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
Our share redemption program includes numerous restrictions that limit our stockholders’ ability to sell their shares. Our stockholders must hold their shares for at least one year in order to participate in the share redemption program, except for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence.” We limit the number of shares redeemed pursuant to the share redemption program as follows: (i) during any calendar year, we may redeem no more than 5% of the weighted-average number of shares outstanding during the prior calendar year and (ii) during each calendar year, redemptions will be limited to the amount of net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year and the last $1.0 million of such net proceeds shall be reserved exclusively for shares redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence” (except that we may increase or decrease this funding limit by providing ten business days’ notice to our stockholders). Further, we have no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. These limits may prevent us from accommodating all redemption requests made in any year. In particular, the limitation on redemptions to the amount of net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year may significantly limit your ability to have your shares redeemed pursuant to our share redemption program because we expect to declare distributions only when our board of directors determines we have sufficient cash flow. We may not have significant cash flow to pay distributions, which would in turn severely limit redemptions during the next calendar year. For example, we only declared $15.7 million in distributions in 2014. Our board is free to amend, suspend or terminate the share redemption program upon 30 days’ notice.
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
The most recent estimated value per share of our common stock is $12.24. For a full description of the methodologies and assumptions used to value our assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.” The value of our shares will fluctuate over time in response to developments related to individual assets in our portfolio and the management of those assets and in response to the real estate and finance markets. As such, the estimated value per share does not take into account developments in our portfolio since December 9, 2014. We currently expect to utilize our advisor and/or an independent valuation firm to update our estimated value per share in December 2015. Upon updating our estimated value per share, the redemption price per share will also change. Because of the restrictions of our share redemption program, our stockholders may not be able to sell their shares under the program, and if stockholders are able to sell their shares, depending upon the then current redemption price, they may not recover the amount of their investment in us.

The estimated value per share of our common stock may not reflect the value that stockholders will receive for their investment.
On December 9, 2014, our board of directors approved an estimated value per share of our common stock of $12.24 based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding as of September 30, 2014. All of our assets and liabilities were valued as of September 30, 2014. We provided this estimated value per share to assist broker-dealers that participated in our initial public offering in meeting their customer account statement reporting obligations under National Association of Securities Dealers Conduct Rule 2340, as required by the Financial Industry Regulatory Authority (“FINRA”). The valuation was performed in accordance with the provisions of and also to comply with Practice Guideline 2013-01, Valuations of Publicly Registered, Non-Listed REITs issued by the Investment Program Association (“IPA”) in April 2013. The estimated value per share was based upon the recommendation and valuation prepared by our advisor.
As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share, and these differences could be significant. The estimated value per share is not audited and does not represent the fair value of our assets less our liabilities according to GAAP, nor does it represent a liquidation value of our assets and liabilities or the amount at which our shares of common stock would trade at on a national securities exchange. The estimated value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated value per share also does not take into account estimated disposition costs and fees for real estate properties that are not held for sale, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations or the impact of restrictions on the assumption of debt. The estimated value per share does consider any participation or incentive fees that would be due to our advisor based on our aggregate net asset value and that would be payable in our hypothetical liquidation as of the valuation date in accordance with the terms of our advisory agreement.
Accordingly, with respect to the estimated value per share, we can give no assurance that:

•	a stockholder would be able to resell his or her shares at this estimated value;

•	a stockholder would ultimately realize distributions per share equal to our estimated value per share upon liquidation of our assets and settlement of our liabilities or a sale of the company;

•	our shares of common stock would trade at the estimated value per share on a national securities exchange;

•	an independent third-party appraiser or other third-party valuation firm would agree with our estimated value per share; or

•	the methodology used to estimate our value per share would be acceptable to FINRA or for compliance with ERISA reporting requirements.
For a full description of the methodologies and assumptions used to value our assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Market Information.” We currently expect to utilize our advisor and/or an independent valuation firm to update the estimated value per share in December 2015.
Our investors’ interest in us will be diluted if we issue additional shares, which could reduce the overall value of their investment.
Our common stockholders do not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue 1,010,000,000 shares of capital stock, of which 1,000,000,000 shares are designated as common stock and 10,000,000 shares are designated as preferred stock. Our board of directors may increase the number of authorized shares of capital stock without stockholder approval. Our board may elect to (i) sell additional shares in our current or future public offerings, including through our dividend reinvestment plan, (ii) issue equity interests in private offerings, (iii) issue shares to our advisor, or its successors or assigns, in payment of an outstanding fee obligation or (iv) issue shares of our common stock to sellers of assets we acquire in connection with an exchange of limited partnership interests of the Operating Partnership. To the extent we issue additional equity interests, our stockholders’ percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings, the use of the proceeds and the value of our investments, our stockholders may also experience dilution in the book value and fair value of their shares and in the earnings and distributions per share.

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
The mortgage loans we own are subject to delinquency, foreclosure and loss, which could result in losses to us.
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
Loans we acquire or originate may not conform to conventional loan criteria applied by traditional lenders and may not be rated or may be rated as non-investment grade. Non-investment grade ratings for these loans typically result from the overall leverage of the loans, the lack of a strong operating history for the properties underlying the loans, the borrowers’ credit history, the properties’ underlying cash flow or other factors. As a result, non-conforming and non-investment grade loans we acquire or originate may have a higher risk of default and loss than conventional loans. Any loss we incur may reduce distributions to stockholders and adversely affect the value of our common stock.
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
We may invest in fixed-rate commercial mortgage-backed securities and other fixed-rate debt investments. Under a normal yield curve, an investment in these instruments will decline in value if long-term interest rates increase. We may also invest in floating-rate debt investments, for which decreases in interest rates will have a negative effect on value and interest income. Declines in market value may ultimately reduce earnings or result in losses to us, which may negatively affect cash available for distribution to our stockholders.
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
We may enter into interest rate swap agreements or pursue other interest rate hedging strategies. Our hedging activity will vary in scope based on the level of interest rates, the type of portfolio investments held, and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect us because, among other things:

•	interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;

•	available interest rate hedging products may not correspond directly with the interest rate risk for which protection is sought;

•	the duration of the hedge may not match the duration of the related liability or asset;

•	the amount of income that a REIT may earn from hedging transactions to offset losses due to fluctuations in interest rates is limited by federal tax provisions governing REITs;

•	the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction;

•	the party owing money in the hedging transaction may default on its obligation to pay; and

•	we may purchase a hedge that turns out not to be necessary, i.e., a hedge that is out of the money.
Any hedging activity we engage in may adversely affect our earnings, which could adversely affect cash available for distribution to our stockholders. Therefore, while we may enter into such transactions to seek to reduce interest rate risks, unanticipated changes in interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged or liabilities being hedged may vary materially. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the interest rate risk sought to be hedged. Any such imperfect correlation may prevent us from achieving the intended accounting treatment and may expose us to risk of loss.

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
There can be no assurance that the direct or indirect effects of the Dodd-Frank Wall Street Reform and Consumer Protection Act, enacted in July 2010 for the purpose of stabilizing or reforming the financial markets, and other applicable non-U.S. regulation will not have an adverse effect on our interest rate hedging activities.
Title VII of the Dodd-Frank Act imposed additional regulations on derivatives markets and transactions. Such regulations and, to the extent we trade with counterparties organized in non-US jurisdictions, any applicable regulations in those jurisdictions, are still being implemented, and will affect our interest rate hedging activities. While the full impact of regulation on our interest rate hedging activities cannot be fully assessed until all final implementing rules and regulations are promulgated, such regulation may affect our ability to enter into hedging or other risk management transactions, may increase our costs in entering into such transactions, and may result in us entering into such transactions on less favorable terms than prior to effectiveness of such regulation. For example, subject to an exception under the Dodd-Frank Act for “end-users” of swaps upon which we may seek to rely, we may be required to clear certain interest rate hedging transactions by submitting them to a derivatives clearing organization. In addition, to the extent we are required to clear any such transactions, we will be required to, among other things, post margin in connection with such transactions. The occurrence of any of the foregoing events may have an adverse effect on our business and our stockholders’ returns.
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
A decline in the market value of our assets may adversely affect us, particularly in instances where we have borrowed money based on the market value of those assets. If the market value of those assets declines, the lender may require us to post additional collateral to support the loan. If we were unable to post the additional collateral, we may have to sell assets at a time when we might not otherwise choose to do so. A reduction in credit available may reduce our earnings and, in turn, cash available for distribution to stockholders.
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
Before making a loan to a borrower or acquiring debt or equity securities of a company, we assess the strength and skills of such entity’s management and other factors that we believe are material to the performance of the investment. In making the assessment and otherwise conducting customary due diligence, we rely on the resources available to us and, in some cases, an investigation by third parties. This process is particularly important and subjective with respect to newly organized or private entities because there may be little or no information publicly available about the entities. There can be no assurance that our due diligence processes will uncover all relevant facts or that any investment will be successful.
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
If we own mortgage loans and there are defaults under those mortgage loans, we may not be able to repossess and sell the underlying properties quickly. Borrowers often resist foreclosure actions by asserting numerous claims, counterclaims and defenses, including, without limitation, lender liability claims, in an effort to prolong the foreclosure action. In some states, foreclosure actions can take up to several years or more to litigate. At any time during the foreclosure proceedings, the borrower may file for bankruptcy, which would have the effect of staying the foreclosure action and further delaying the foreclosure process. Foreclosure litigation tends to create a negative public image of the collateral property and may result in disrupting ongoing leasing and management of the property. Foreclosure actions by senior lenders may substantially affect the amount that we may receive from an investment. These factors could reduce the value of our investment in the defaulted mortgage loans.

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
We have financed the acquisition and origination of a portion of our investments with mortgages and other borrowings. Although the use of leverage may enhance returns and increase the number of investments that we can make, it may also substantially increase the risk of loss. Our ability to execute this strategy depends on various conditions in the financing markets that are beyond our control, including liquidity and credit spreads. There can be no assurance that leveraged financing will be available to us on favorable terms or that, among other factors, the terms of such financing will parallel the maturities of the underlying assets acquired. If our strategy is not viable, we will have to find alternative forms of long-term financing for our assets, as secured revolving credit facilities and repurchase facilities may not accommodate long-term financing. This could subject us to more restrictive recourse indebtedness and the risk that debt service on less efficient forms of financing would require a larger portion of our cash flows, thereby reducing cash available for distribution to our stockholders, for our operations and for future business opportunities. If alternative financing is not available, we may have to liquidate assets at unfavorable prices to pay off such financing. The return on our investments and cash available for distribution to our stockholders may be reduced to the extent that changes in market conditions cause the cost of our financing to increase relative to the income that we can derive from the assets we acquire.
High mortgage rates or changes in underwriting standards may make it difficult for us to finance or refinance properties, which could reduce our cash flows from operations and the amount of cash distributions we can make.
If mortgage debt is unavailable at reasonable rates, we may not be able to finance our properties. If we place mortgage debt on a property, we run the risk of being unable to refinance part or all of the property subject to the mortgage debt when it becomes due or of being unable to refinance on favorable terms. If interest rates are higher when we refinance properties subject to mortgage debt, our income could be reduced. We may be unable to refinance or may only be able to partly refinance properties if underwriting standards, including loan to value ratios and yield requirements, among other requirements, are more strict than when we originally financed the properties. If any of these events occur, our cash flow could be reduced and/or we might have to pay down existing mortgages. This, in turn, would reduce cash available for distribution to our stockholders, could cause us to require additional capital and may hinder our ability to raise capital by issuing more stock or by borrowing more money.

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
We have incurred significant amounts of variable rate debt. Increases in interest rates will increase the cost of that debt, which could reduce our cash flows from operations and the cash we have available to pay distributions to our stockholders. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments at times that may not permit realization of the maximum return on such investments.
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
Our charter limits our total liabilities to 75% of the cost (before deducting depreciation or other noncash reserves) of our tangible assets; however, we may exceed that limit if the majority of the conflicts committee of our board of directors approves each borrowing in excess of our charter limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of December 31, 2014, our borrowings and other liabilities were approximately 53% of the cost (before depreciation or other noncash reserves) and book value (before depreciation) of our tangible assets, respectively. High debt levels would cause us to incur higher interest charges and higher debt service payments and may also be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of our stockholders’ investment.
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

•
If we have net income from the sale of foreclosure property that we hold primarily for sale to customers in the ordinary course of business or other non-qualifying income from foreclosure property, we must pay a tax on that income at the highest corporate income tax rate.

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
If we were considered to actually or constructively pay a “preferential dividend” to certain of our stockholders, our status as a REIT could be adversely affected.
In order to qualify as a REIT, we must distribute to our stockholders at least 90% of our annual REIT taxable income (excluding net capital gain), determined without regard to the deduction for dividends paid. In order for distributions to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT-level tax deduction, the distribution must not be “preferential dividends.” A dividend is not a preferential dividend if the distribution is pro rata among all outstanding shares of stock within a particular class, and in accordance with the preferences among different classes of stock as set forth in our organizational documents. There is no de minimis exception with respect to preferential dividends; therefore, if the IRS were to take the position that we paid a preferential dividend, we may be deemed to have failed the 90% distribution test, and our status as a REIT could be terminated for the year in which such determination is made if we were unable to cure such failure.

The “taxable mortgage pool” rules may increase the taxes that we or our stockholders incur and may limit the manner in which we conduct securitizations or financing arrangements.
We may be deemed to be, or make investments in entities that own or are themselves deemed to be, taxable mortgage pools. As a REIT, provided that we own 100% of the equity interests in a taxable mortgage pool, we generally would not be adversely affected by the characterization of the securitization as a taxable mortgage pool. However certain categories of stockholders, such as foreign stockholders eligible for treaty or other benefits, stockholders with net operating losses, and certain tax-exempt stockholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their dividend income from us that is attributable to the taxable mortgage pool. In addition, to the extent that our stock is owned by tax-exempt “disqualified organizations,” such as certain government-related entities that are not subject to tax on unrelated business income, we will incur a corporate-level tax on a portion of our income from the taxable mortgage pool. In that case, we are authorized to reduce and intend to reduce the amount of our distributions to any disqualified organization whose stock ownership gave rise to the tax by the amount of such tax paid by us that is attributable to such stockholder’s ownership. Moreover, we would be precluded from selling equity interests in these securitizations to outside investors, or selling any debt securities issued in connection with these securitizations that might be considered to be equity interests for federal income tax purposes. These limitations may prevent us from using certain techniques to maximize our returns from securitization transactions.
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
The maximum tax rate for dividends payable to domestic stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, are generally not eligible for the reduced rates. While this tax treatment does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts or estates to perceive investments in REITs to be relatively less attractive than investments in stock of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.

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
As of December 31, 2014, we owned 12 office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 63 acres of undeveloped land, one office portfolio consisting of three office properties and one retail property encompassing, in the aggregate, approximately 4.6 million rentable square feet. As of December 31, 2014, these properties were 80% occupied. In addition, we owned two apartment properties containing 383 units and encompassing approximately 0.3 million rentable square feet, which were 87% occupied. We also owned two investments in undeveloped land encompassing an aggregate of 1,670 acres. The following table provides summary information regarding our properties as of December 31, 2014:

Property Location of Property	Date Acquired or Foreclosed on	Property Type	Rentable Square Feet	Total Real Estate at Cost (1) (in thousands)	Occupancy	Ownership %
Academy Point Atrium I Colorado Springs, CO	11/03/2010	Office	92,099	$2,600	—%	100.0%
Northridge Center I & II Atlanta, GA	03/25/2011	Office	188,509	8,808	72.2%	100.0%
Iron Point Business Park Folsom, CA	06/21/2011	Office	211,887	21,974	85.9%	100.0%
1635 N. Cahuenga Building Los Angeles, CA	08/03/2011	Office	34,666	8,137	73.9%	70.0%
Richardson Portfolio Richardson, TX	11/23/2011	Office/ Undeveloped Land	569,980	47,028	88.9%	90.0%
Park Highlands North Las Vegas, NV	12/30/2011	Undeveloped Land	—	28,229	N/A	50.1%
Bellevue Technology Center Bellevue, WA	07/31/2012	Office	330,508	80,747	82.5%	100.0%
Powers Ferry Landing East Atlanta, GA	09/24/2012	Office	149,324	9,419	84.9%	100.0%
1800 West Loop Houston, TX	12/04/2012	Office	400,101	73,283	79.7%	100.0%
West Loop I & II Houston, TX	12/07/2012	Office	313,873	39,532	72.9%	100.0%
Burbank Collection Burbank, CA	12/12/2012	Retail	39,428	14,231	47.7%	90.0%
Austin Suburban Portfolio Austin, TX	03/28/2013	Office	517,974	78,911	77.2%	100.0%
Westmoor Center Westminster, CO	06/12/2013	Office	612,890	86,204	78.0%	100.0%
Central Building Seattle, WA	07/10/2013	Office	191,784	34,593	85.8%	100.0%
50 Congress Street Boston, MA	07/11/2013	Office	179,872	53,690	93.2%	100.0%
1180 Raymond Newark, NJ	08/20/2013	Apartment	268,688	44,778	84.5%	100.0%
Park Highlands II North Las Vegas, NV	12/10/2013	Undeveloped Land	—	21,224	N/A	99.5%
Maitland Promenade II Orlando, FL	12/18/2013	Office	230,366	31,851	95.5%	100.0%
Plaza Buildings Bellevue, WA	01/14/2014	Office	490,994	192,400	85.0%	100.0%
424 Bedford Brooklyn, NY	01/31/2014	Apartment	49,220	33,676	97.0%	90.0%
Richardson Land II Richardson, TX	09/04/2014	Undeveloped Land	—	7,944	N/A	90.0%
			4,872,163	$919,259
_____________________
(1) Amounts are net of impairment charges.

As of December 31, 2014, there were no tenants occupying 10% or more of our total rentable square footage. As of December 31, 2014, our real estate portfolio’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Finance	49	$11,619	15.2%
Computer System Design & Programming	39	9,350	12.2%
Insurance Carriers & Related Activities	26	7,816	10.2%
Professional, Scientific & Legal	57	7,634	10.0%
		$36,419	47.6%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2014, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
Portfolio Lease Expiration
The following table reflects lease expirations of our owned properties, excluding apartment leases, as of December 31, 2014:

Year of Expiration	Number of Leases Expiring	Annualized Base Rent (in thousands) (1)	% of Portfolio Annualized Base Rent Expiring	Leased Rentable Square Feet Expiring	% of Portfolio Rentable Square Feet Expiring
Month-to-Month	20	$1,149	1.6%	125,822	3.5%
2015	103	10,525	13.7%	485,431	13.2%
2016	76	10,592	13.8%	551,933	15.1%
2017	91	10,302	13.4%	497,675	13.6%
2018	70	12,189	15.9%	538,645	14.7%
2019	60	11,250	14.7%	559,363	15.3%
2020	21	5,287	6.9%	231,690	6.3%
2021	21	4,431	5.8%	200,744	5.5%
2022	5	2,884	3.8%	139,812	3.8%
2023	11	4,738	6.2%	187,556	5.1%
2024	6	2,487	3.2%	95,611	2.6%
Thereafter	4	768	1.0%	49,671	1.3%
Total	488	$76,602	100%	3,663,953	100%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2014, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

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
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Stockholder Information
As of March 3, 2015, we had 60.0 million shares of common stock outstanding held by a total of approximately 16,000 stockholders. The number of stockholders is based on the records of DST Systems, Inc., who serves as our transfer agent.
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
We provide an estimated value per share to assist broker-dealers that participated in our initial public offering in meeting their customer account statement reporting obligations under the National Association of Securities Dealers Conduct Rule 2340 as required by FINRA. This valuation was performed in accordance with the provisions of Practice Guideline 2013- 01, Valuations of Publicly Registered, Non-Listed REITs issued by the IPA in April 2013. For this purpose, we estimated the value of the shares of our common stock as $12.24 per share as of December 31, 2014. This estimated value per share is based on our board of directors’ approval on December 9, 2014 of an estimated value per share of our common stock of $12.24 based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding as of September 30, 2014. There were no material changes between September 30, 2014 and December 9, 2014 with respect to the net values of our assets and liabilities that impacted the overall estimated value per share.
Our conflicts committee, composed of all of our independent directors, is responsible for the oversight of the valuation process, including the review and approval of the valuation process and methodologies used to determine our estimated value per share, the consistency of the valuation and appraisal methodologies with real estate industry standards and practices and the reasonableness of the assumptions used in the valuations and appraisals. The estimated value per share was based upon the recommendation and valuation prepared by KBS Capital Advisors, our external advisor. KBS Capital Advisors’ recommendation was based on appraisals with respect to all of our consolidated investments in real estate properties and one of our unconsolidated joint venture investments in real estate properties. With the exception of our investments in undeveloped land, appraisals on all of our consolidated investments in real properties and one of our unconsolidated investments in real estate properties were performed by Duff & Phelps, LLC (“Duff & Phelps”). Appraisals of our investments in undeveloped land were performed by Landauer Services, LLC (“Landauer”), a division of Newmark Grubb Knight Frank. Duff & Phelps and Landauer, each an independent third-party valuation firm, also prepared appraisal reports, summarizing key inputs and assumptions, for each of the real estate properties they respectively appraised. KBS Capital Advisors also performed valuations with respect to our real estate-related investments, one of our unconsolidated joint ventures, cash, other assets, mortgage debt and other liabilities. The methodologies and assumptions used to determine the estimated value of our assets and liabilities are described further below.
KBS Capital Advisors used the appraised values of our real estate properties, together with KBS Capital Advisor’s estimated value of each of our other assets and liabilities, to calculate and recommend an estimated value per share of our common stock. Upon (i) the conflicts committee’s receipt and review of KBS Capital Advisors’ valuation report, including KBS Capital Advisors’ summary of the appraisal reports prepared by Duff & Phelps and Landauer and KBS Capital Advisors’ estimated value of each of our other assets and our liabilities, (ii) the conflicts committee’s review of the reasonableness of our estimated value per share resulting from KBS Capital Advisors valuation process, and (iii) in light of other factors considered by the conflicts committee and the conflicts committee’s own extensive knowledge of our assets and liabilities, the conflicts committee concluded that the estimated value per share proposed by our advisor was reasonable and recommended to the board of directors that it adopt $12.24 as the estimated value per share of our common stock. At the special meeting of the board of directors, the board of directors unanimously agreed to accept the recommendation of the conflicts committee and approved $12.24 as the estimated value of our common stock, which determination is ultimately and solely the responsibility of the board of directors.

The table below sets forth the calculation of our estimated value per share as of December 9, 2014, as well as the calculation of our prior estimated value per share as of March 25, 2014:

	December 9, 2014 Estimated Value per Share	March 25, 2014 Estimated Value per Share (1)	Change in Estimated Value per Share
Real estate properties (2)	$20.77	$16.09	$4.68
Real estate loan receivable	0.46	0.37	0.09
Cash (3)	0.32	0.97	(0.65)
Investments in unconsolidated joint ventures (4)	1.74	0.35	1.39
Other assets	0.10	0.27	(0.17)
Mortgage debt (5)	(8.75)	(4.34)	(4.41)
Advisor participation fee potential liability	(0.17)	(0.10)	(0.07)
Other liabilities	(0.34)	(0.37)	0.03
Non-controlling interest	(1.89)	(1.82)	(0.07)
Acquisition-related costs subsequent to December 31, 2013	—	(0.15)	0.15
Estimated value per share	$12.24	$11.27	$0.97
Estimated enterprise value premium	None assumed	None assumed	None assumed
Total estimated value per share	$12.24	$11.27	$0.97
_____________________
(1) The March 25, 2014 estimated value per share was based upon the recommendation and valuation of KBS Capital Advisors. We engaged Duff & Phelps and Landauer, to provide appraisals of our real estate properties and KBS Capital Advisors performed valuations of our real estate-related investment, cash, other assets, mortgage debt and other liabilities. For more information relating to the March 25, 2014 estimated value per share and the assumptions and methodologies used by Duff & Phelps, Landauer and our advisor, see our Current Report on Form 8-K filed with the SEC on March 27, 2014.
(2) The increase in the estimated value of real estate properties was primarily due to real estate acquisitions and increases in fair values of our real estate properties.
(3) The decrease in cash was primarily due to the use of cash related to the acquisitions of real estate and the investment in an unconsolidated joint venture.
(4) The increase in the estimated value of investments in unconsolidated joint ventures was primarily due to an additional investment in an unconsolidated joint venture.
(5) The increase in mortgage debt was primarily due to additional borrowings in connection with real estate acquisitions.
The increase in our estimated value per share from the previous estimate was primarily due to the items noted below, which reflect the significant contributors to the net increase in estimated value per share from $11.27 to $12.24. The changes are not equal to the change in values of each real each asset and liability group presented in the table above due to asset acquisitions, debt financings and other factors, which caused the value of certain asset or liability groups to change with no impact to our fair value of equity or the overall estimated value per share.

Change in Estimated Value per Share
March 25, 2014 estimated value per share	$11.27
Changes to estimated value per share
Real estate
Real estate	0.92
Investments in unconsolidated joint ventures	0.44
Capital expenditures on real estate	(0.32)
Total change related to real estate	1.04
Operating cash flows in excess of quarterly distributions declared	0.07
Notes payable	(0.01)
Minority interest in consolidated joint ventures	(0.04)
Advisor participation fee potential liability	(0.07)
Other changes, net	(0.02)
Total change in estimated value per share	$0.97
December 9, 2014 estimated value per share	$12.24

As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share, and these differences could be significant. The estimated value per share is not audited and does not represent the fair value of our assets less its liabilities according to GAAP, nor does it represent a liquidation value of our assets and liabilities or the amount our shares of common stock would trade at on a national securities exchange. The estimated value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated value per share also does not take into account estimated disposition costs and fees for real estate properties that are not held for sale, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations or the impact of restrictions on the assumption of debt. The estimated value per share does consider any participation or incentive fees that would be due to KBS Capital Advisors based on the aggregate net asset value of us and that would be payable in a hypothetical liquidation of us as of the valuation date in accordance with the terms of our advisory agreement. As of December 9, 2014, we had no potentially dilutive securities outstanding that would impact the estimated value per share of our common stock.
Methodology
Our goal in calculating an estimated value per share is to arrive at a value that is reasonable and supportable using what we and KBS Capital Advisors deem to be appropriate valuation methodologies and assumptions and a process that is in compliance with the valuation guidelines established by the IPA. The following is a summary of the valuation and appraisal methodologies used to value our assets and liabilities:
Real Estate
Independent Valuation Firm
Duff & Phelps(1) was selected by KBS Capital Advisors and approved by our conflicts committee to appraise all of our consolidated investments in real estate properties and 110 William Street (defined below) but excluding our investments in undeveloped land. Landauer(2) was selected by KBS Capital Advisors and approved by our conflicts committee to appraise our three investments in undeveloped land and our other undeveloped land parcels acquired in conjunction with three real estate property acquisitions. Duff & Phelps and Landauer are engaged in the business of appraising commercial real estate properties and are not affiliated with us or KBS Capital Advisors. The compensation we paid to Duff & Phelps and Landauer is based on the scope of work and not on the appraised values of our real estate properties.  The appraisals were performed in accordance with the Code of Ethics and the Uniform Standards of Professional Appraisal Practice, or USPAP, the real estate appraisal industry standards created by The Appraisal Foundation, as well as the requirements of the state where each real property is located.  Each appraisal was reviewed, approved and signed by an individual with the professional designation of MAI (Member of the Appraisal Institute). The use of the reports is subject to the requirements of the Appraisal Institute relating to review by its duly authorized representatives. In preparing their appraisal reports, Duff & Phelps and Landauer did not, and were not requested to, solicit third-party indications of interest for our common stock in connection with possible purchases thereof or the acquisition of all or any part of us.
Duff & Phelps and Landauer collected all reasonably available material information that each deemed relevant in appraising our real estate properties. Duff & Phelps relied in part on property-level information provided by KBS Capital Advisors, including (i) property historical and projected operating revenues and expenses; (ii) property lease agreements; and (iii) information regarding recent or planned capital expenditures. Landauer was provided with land surveys and development plans and relied in part on such information.
_____________________
(1) Duff & Phelps is actively engaged in the business of appraising commercial real estate properties similar to those owned by us in connection with public securities offerings, private placements, business combinations and similar transactions. We engaged Duff & Phelps to deliver an appraisal report relating to all of our consolidated investments in real estate properties, with the exception of our investments in undeveloped land, and Duff & Phelps received fees upon the delivery of such report. In addition, we have agreed to indemnify Duff & Phelps against certain liabilities arising out of this engagement. In the two years prior to the date of this filing, Duff & Phelps and its affiliates have provided a number of commercial real estate, appraisal and valuation services for us and/or our affiliates and have received fees in connection with such services. Duff & Phelps and its affiliates may from time to time in the future perform other commercial real estate, appraisal and valuation services for us and our affiliates in transactions related to the properties that are the subjects of the appraisals, so long as such other services do not adversely affect the independence of the applicable Duff & Phelps appraiser as certified in the applicable appraisal reports.
(2) Landauer is actively engaged in the business of appraising commercial real estate properties similar to those owned by us in connection with public securities offerings, private placements, business combinations and similar transactions. We engaged Landauer to deliver appraisal reports relating to our investments in undeveloped land and Landauer received fees upon the delivery of such reports. In addition, we have agreed to indemnify Landauer against certain liabilities arising out of this engagement. In connection with the prior valuation of our shares in March 2014, Landauer and its affiliates provided a number of commercial real estate, appraisal and valuation services for us and received fees in connection with such services. Landauer is an affiliate of Newmark Grubb Knight Frank, a parent holding company of affiliated companies that are engaged in the ordinary course of business in many areas related to commercial real estate and related services. Landauer and its affiliates may from time to time in the future perform other commercial real estate, appraisal, valuation and financial advisory services for us and our affiliates in transactions related to the properties that are the subjects of the appraisals, so long as such other services do not adversely affect the independence of the applicable Landauer appraiser as certified in the applicable appraisal reports.

In conducting their investigation and analyses, Duff & Phelps and Landauer took into account customary and accepted financial and commercial procedures and considerations as they deemed relevant. Although Duff & Phelps and Landauer reviewed information supplied or otherwise made available by us or KBS Capital Advisors for reasonableness, they assumed and relied upon the accuracy and completeness of all such information and of all information supplied or otherwise made available to them by any other party and did not independently verify any such information. With respect to operating or financial forecasts and other information and data provided to or otherwise reviewed by or discussed with Duff & Phelps and Landauer, Duff & Phelps and Landauer assumed that such forecasts and other information and data were reasonably prepared in good faith on bases reflecting the best currently available estimates and judgments of our management, board of directors and/or KBS Capital Advisors. Duff & Phelps and Landauer relied on us to advise them promptly if any information previously provided became inaccurate or was required to be updated during the period of their review.
In performing their analyses, Duff & Phelps and Landauer made numerous other assumptions as of various points in time with respect to industry performance, general business, economic and regulatory conditions and other matters, many of which are beyond their control and our control, as well as certain factual matters. For example, unless specifically informed to the contrary, Duff & Phelps and Landauer assumed that we have clear and marketable title to each real estate property appraised, that no title defects exist, that any improvements were made in accordance with law, that no hazardous materials are present or were present previously, that no deed restrictions exist, and that no changes to zoning ordinances or regulations governing use, density or shape are pending or being considered. Furthermore, Duff & Phelps’ and Landauer’s analyses, opinions and conclusions were necessarily based upon market, economic, financial and other circumstances and conditions existing as of or prior to the date of the appraisal, and any material change in such circumstances and conditions may affect Duff & Phelps’ and Landauer’s analyses and conclusions.  Duff & Phelps’ and Landauer’s appraisal reports contain other assumptions, qualifications and limitations that qualify the analyses, opinions and conclusions set forth therein.  Furthermore, the prices at which our real estate properties may actually be sold could differ from Duff & Phelps’ and Landauer’s analyses.
Although Duff & Phelps and Landauer considered any comments received from us or KBS Capital Advisors to their appraisal reports, the final appraised values of our real estate properties were determined by Duff & Phelps and Landauer.  The appraisal reports for our real estate properties are addressed solely to us to assist KBS Capital Advisors in calculating and recommending an updated estimated value per share of our common stock. The appraisal reports are not addressed to the public and may not be relied upon by any other person to establish an estimated value per share of our common stock and do not constitute a recommendation to any person to purchase or sell any shares of our common stock. In preparing their appraisal reports, Duff & Phelps and Landauer did not solicit third-party indications of interest for our real estate properties. While Duff & Phelps and Landauer are responsible for providing appraisals for us, Duff & Phelps and Landauer are not responsible for, did not calculate, and did not participate in the determination of the estimated value per share of our common stock.
The foregoing is a summary of the standard assumptions, qualifications and limitations that generally apply to Duff & Phelps’ and Landauer’s appraisal reports. All of the Duff & Phelps and Landauer appraisal reports, including the analysis, opinions and conclusions set forth in such reports, are qualified by the assumptions, qualifications and limitations set forth in the respective appraisal reports.
Real Estate Valuation
Duff & Phelps and Landauer (in the case of our ownership of undeveloped land) appraised each of our real estate properties, using various methodologies as appropriate such as the direct capitalization approach, discounted cash flow analyses and sales comparison approach. Duff & Phelps relied primarily on 10-year discounted cash flow analyses for the final valuations of each of the real estate properties (which exclude undeveloped land) and Landauer relied primarily on the sales comparison approach for the final valuations of the undeveloped land. Duff & Phelps calculated the discounted cash flow value of our real estate properties (which exclude undeveloped land) using property-level cash flow estimates, terminal capitalization rates and discount rates that fall within ranges they believe would be used by similar investors to value the properties we own based on recent comparable market transactions adjusted for unique property and market-specific factors. Landauer relied primarily on the sales comparison approach and estimated the value of the undeveloped land based on the most applicable recent comparable market transactions.

As of September 30, 2014, we owned 20 real estate assets (consisting of 12 office properties, one office campus consisting of nine office buildings and 18 acres of undeveloped land, one office portfolio consisting of four office buildings and 63 acres of undeveloped land, one office portfolio consisting of three office properties, one retail property, two apartment properties and two investments in undeveloped land encompassing an aggregate of 1,670 acres). As of September 30, 2014, the total appraised value of our real estate properties as provided by Duff & Phelps and Landauer using the appraisal methods described above was $1,244.3 million. The total cost basis of these properties as of September 30, 2014 was $942.9 million. This amount includes the acquisition cost of $860.3 million, $67.4 million in capital expenditures, leasing commissions and tenant improvements since inception and including $15.2 million of acquisition fees and expenses as well as foreclosure costs. The total appraised real estate value as of September 30, 2014 compared to the total acquisition cost of our real estate properties plus subsequent capital improvements through September 30, 2014 results in an overall increase in the real estate value of approximately 32.0%. The following summarizes the key assumptions that were used in the discounted cash flow models used to arrive at the appraised real estate property values and sales comparison range of values used to arrive at the appraised values for undeveloped land:

	Range in Values	Weighted-Average Basis
Consolidated Investments in Real Estate Properties (Excluding Undeveloped Land)
Terminal capitalization rate	4.50% to 9.00%	6.99%
Discount rate	5.00% to 10.00%	8.11%
Net operating income compounded annual growth rate (1)	1.66% to 16.36%	6.91%

Undeveloped Land
Price per acre (2) (3)	$96,673 to $653,548	$118,037
_____________________
(1) The net operating income compounded annual growth rates (“CAGRs”) reflect both the contractual and market rents and reimbursements (in cases where the contractual lease period is less than the hold period) net of expenses over the holding period. The range of CAGRs shown is the constant annual rate at which the net operating income is projected to grow to reach the net operating income in the final year of the hold period for each of the properties.
(2) The weighted-average price per acre was primarily driven by our two investments in undeveloped land encompassing an aggregate of 1,670 acres located in North Las Vegas, Nevada.  The weighted-average price per acre for these two investments in undeveloped land was approximately $98,000.
(3) Excludes the residential entitlements acquired in conjunction with a real estate property acquisition. The residential entitlements permit construction of a 20-story multi-family building on undeveloped land and on top of an existing parking garage. The appraised value of the residential entitlements was $6.9 million.
While we believe that Duff & Phelps’ and Landauer’s assumptions and inputs are reasonable, a change in these assumptions and inputs would significantly impact the calculation of the appraised value of our real estate properties and, thus, its estimated value per share. As of September 30, 2014, the majority of our real estate assets have non-stabilized occupancies.  Appraisals may provide a sense of the value of the investment, but any appraisal of the property will be based on numerous estimates, judgments and assumptions that significantly affect the appraised value of the underlying property. An appraisal of a non-stabilized property, in particular, involves a high degree of subjectivity due to high vacancy levels and uncertainties with respect to future market rental rates and timing of lease-up and stabilization. Accordingly, different assumptions may materially change the appraised value of the property. The table below illustrates the impact on the estimated value per share if the terminal capitalization rates or discount rates were adjusted by 25 basis points, and assuming all other factors remain unchanged, with respect to the real estate properties referenced in the table above (excluding undeveloped land). Additionally, the table below illustrates the impact on the estimated value per share if the terminal capitalization rates or discount rates were adjusted by 5% in accordance with the IPA guidance:

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease of 25 basis points	Increase of 25 basis points	Decrease of 5%	Increase of 5%
Terminal capitalization rates	$0.31	$(0.31)	$0.46	$(0.43)
Discount rates	0.26	(0.27)	0.43	(0.44)
The table below illustrates the impact on the estimated value per share if the price per acre of the investments in undeveloped land was adjusted by 5%:

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease of 5%	Increase of 5%
Price per acre	$(0.09)	$0.08

Investments in Unconsolidated Joint Ventures
As of September 30, 2014, we held two investments in unconsolidated joint ventures. One of the investments in unconsolidated joint ventures represents a 60% interest in a joint venture which owns an office property containing 928,157 rentable square feet (“110 William Street”). The appraised value of 110 William Street as provided by Duff & Phelps was $322.2 million. KBS Capital Advisors relied on the appraised value provided by Duff & Phelps along with the fair value of other assets and liabilities as determined by KBS Capital Advisors, and then calculated the amount that we would receive in a hypothetical liquidation of the real estate at the appraised value and the other assets and liabilities at their fair values based on the profit participation thresholds contained in the joint venture agreement.  The resulting amount was the fair value assigned to our 60% interest in this unconsolidated joint venture. As of September 30, 2014, the carrying value and estimated fair value of our investment in this unconsolidated joint venture were $66.5 million and $93.0 million, respectively.
Duff & Phelps relied on a 10-year discounted cash flow analyses for the final valuation of 110 William Street. The terminal capitalization rate, discount rate and CAGR used in the discounted cash flow model to arrive at the appraised value was 6.75%, 7.75% and 9.9%, respectively. The table below illustrates the impact on the estimated value per share if the terminal capitalization rates or discount rates were adjusted by 25 basis points, and assuming all other factors remain unchanged, with respect to 110 William Street. Additionally, the table below illustrates the impact on the estimated value per share if the terminal capitalization rates or discount rates were adjusted by 5% in accordance with the IPA guidance:

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease of 25 basis points	Increase of 25 basis points	Decrease of 5%	Increase of 5%
Terminal capitalization rates	$0.05	$(0.05)	$0.07	$(0.07)
Discount rates	0.04	(0.04)	0.06	(0.07)
Our other unconsolidated joint venture investment represents an interest of less than 5% in a joint venture which owns 23 industrial properties and a master lease with respect to another industrial property encompassing 11.4 million square feet, and was valued by KBS Capital Advisors using a discounted cash flow analysis of the expected distributions to us. The cash flow estimates used in the analysis were based on our participation interest in the estimated cash flows available after paying debt service through ultimate liquidation of the joint venture as described in the joint venture agreement. The cash flow estimates of the joint venture were reviewed by KBS Capital Advisors. As of September 30, 2014, the carrying value and estimated fair value of our investment in this unconsolidated joint venture was $7.5 million and $11.3 million, respectively. The estimated value of our investment in this unconsolidated joint venture for purposes of our estimated value per share was calculated by applying a 10.0% discount rate to the estimated cash flows for a total value of $0.19 per share. Assuming all other factors remain unchanged, a decrease or increase in the discount rates of 25 basis points would have no impact on the estimated value per share. Additionally, a 5% decrease or increase in the discount rates would have no impact on the estimated value per share.
Real Estate Loan Receivable
The estimated value for our real estate loan receivable is equal to the GAAP fair value disclosed in our Quarterly Report on Form 10-Q for the period ended September 30, 2014, but did not equal the book value of the loan in accordance with GAAP. The value of the real estate loan receivable was estimated by applying a discounted cash flow analysis over the remaining expected life of the investment, excluding any potential transaction costs. The cash flow estimates used in the analysis during the term of the investment was based on the investment’s contractual cash flows, which we anticipates that it will receive. The expected cash flow for the loan was discounted at rates that we expect a market participant would require for instruments with similar characteristics, including remaining loan term, loan-to-value ratios, type of collateral, current performance, credit enhancements and other factors.
As of September 30, 2014, we owned one real estate loan receivable. The cost of our real estate loan receivable was $26.5 million, net of $1.4 million of origination income and extension fees received in excess of fees and costs. As of September 30, 2014, the fair value of our investment in real estate loan receivable was $27.9 million and the outstanding principal balance was $27.9 million. The discount rate applied to the cash flow from the real estate loan receivable, which had a remaining term of 0.8 years, was approximately 11.4%. Similar to the valuation for real estate, a change in the assumptions and inputs would change the fair value of our real estate loan receivable and, thus, our estimated value per share. Assuming all other factors remain unchanged, a decrease or increase in the discount rates of 25 basis points would have no impact on the estimated value per share. Additionally, a 5% decrease or increase in the discount rates would have no impact on the estimated value per share.

Notes Payable
The estimated values of our notes payable are equal to the GAAP fair values disclosed in our Quarterly Report on Form 10-Q for the period ended September 30, 2014, but do not equal the book value of the loans in accordance with GAAP. The values of our notes payable were determined using a discounted cash flow analysis. The cash flows were based on the remaining loan terms, including extensions we expect to exercise, and on management’s estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio and type of collateral.
As of September 30, 2014, the fair value and carrying value of our notes payable were $524.1 million and $520.8 million, respectively. The weighted-average discount rate applied to the future estimated debt payments, which have a weighted-average remaining term of 3.3 years, was approximately 3.44%. The table below illustrates the impact on our estimated value per share if the discount rates were adjusted by 25 basis points, and assuming all other factors remain unchanged, with respect to our notes payable. Additionally, the table below illustrates the impact on the estimated value per share if the discount rates were adjusted by 5% in accordance with the IPA guidance:

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease of 25 basis points	Increase of 25 basis points	Decrease of 5%	Increase of 5%
Discount rates	$(0.05)	$0.04	$(0.04)	$0.03
Non-controlling Interest
We have an ownership interest in seven consolidated joint ventures as of September 30, 2014. As we consolidate these joint ventures, the entire amount of the underlying assets and liabilities are reflected at their fair values in the corresponding line items of the estimated value per share calculation. As a result, we also must consider the fair value of any non-controlling interest liability as of September 30, 2014. In determining this fair value, we considered the various profit participation thresholds in each of the joint ventures that must be measured in determining the fair value of our non-controlling interest liability. We used the real estate appraisals provided by Duff & Phelps and Landauer and calculated the amount that the joint venture partners would receive in a hypothetical liquidation of the underlying real estate properties (including all current assets and liabilities) at their current appraised values and the payoff of any related debt at its fair value, based on the profit participation thresholds contained in the joint venture agreements. The estimated payment to the joint venture partners was then reflected as the non-controlling interest liability in our calculation of its estimated value per share.
Participation Fee Potential Liability Calculation
In accordance with the advisory agreement, KBS Capital Advisors is due a participation fee if after our stockholders in our offering have received, together as a collective group, aggregate distributions (including distributions that may constitute a return of capital for federal income tax purposes) sufficient to provide (i) a return of their net invested capital, or the amount calculated by multiplying the total number of shares purchased by stockholders by the issue price, reduced by any amounts to repurchase shares pursuant to our share redemption program, and (ii) a 7.0% per year cumulative, noncompounded return on such net invested capital, KBS Capital Advisors is entitled to receive 15.0% of our net cash flows, whether from continuing operations, net sale proceeds or otherwise. Net sales proceeds means the net cash proceeds realized by us after deduction of all expenses incurred in connection with a sale, including disposition fees paid to KBS Capital Advisors. The 7.0% per year cumulative, noncompounded return on net invested capital is calculated on a daily basis. In making this calculation, the net invested capital is reduced to the extent distributions in excess of a cumulative, noncompounded, annual return of 7.0% are paid (from whatever source), except to the extent such distributions would be required to supplement prior distributions paid in order to achieve a cumulative, noncompounded, annual return of 7.0% (invested capital is only reduced as described in this sentence; it is not reduced simply because a distribution constitutes a return of capital for federal income tax purposes). The 7.0% per year cumulative, noncompounded return is not based on the return provided to any individual stockholder. Accordingly, it is not necessary for each of our stockholders to have received any minimum return in order for KBS Capital Advisors to participate in our net cash flows. In fact, if KBS Capital Advisors is entitled to participate in our net cash flows, the returns of our stockholders will differ, and some may be less than a 7.0% per year cumulative, noncompounded return. This fee is payable only if we are not listed on an exchange. For purposes of determining the estimated value per share, KBS Capital Advisors calculated the potential liability related to this incentive fee based on a hypothetical liquidation of the assets and liabilities at their estimated fair values, after considering the impact of any potential closing costs and fees related to the disposition of real estate properties. KBS Capital Advisors estimated the fair value of this liability to be $10.5 million or $0.17 per share as of the valuation date, and included the impact of this liability in its calculation of our estimated value per share.

Other Assets and Liabilities
The carrying values of a majority of our other assets and liabilities are considered to equal their fair value due to their short maturities or liquid nature. Certain balances, such as straight-line rent receivables, lease intangible assets and liabilities, deferred financing costs, unamortized lease commissions and unamortized lease incentives, have been eliminated for the purpose of the valuation due to the fact that the value of those balances were already considered in the valuation of the respective investments. KBS Capital Advisors has also excluded redeemable common stock as temporary equity does not represent a true liability to us and the shares that this amount represents are included in our total outstanding shares of common stock for purposes of calculating the estimated value per share of our common stock.
Different parties using different assumptions and estimates could derive a different estimated value per share, and these differences could be significant. The value of our shares will fluctuate over time in response to developments related to individual assets in our portfolio and the management of those assets and in response to the real estate and finance markets.
Limitations of Estimated Value Per Share
As mentioned above, we our providing this estimated value per share to assist broker dealers that participated in our initial public offering in meeting their customer account statement reporting obligations. This valuation was performed in accordance with the provisions of and also to comply with IPA valuation guidelines.The estimated value per share set forth above first appeared on the December 31, 2014 customer account statements that were mailed in January 2015. As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share. The estimated value per share is not audited and does not represent the fair value of our assets or liabilities according to GAAP.
Accordingly, with respect to the estimated value per share, we can give no assurance that:

•	a stockholder would be able to resell his or her shares at this estimated value;

•	a stockholder would ultimately realize distributions per share equal to our estimated value per share upon liquidation of our assets and settlement of our liabilities or a sale of the company;

•	our shares of common stock would trade at the estimated value per share on a national securities exchange;

•	an independent third-party appraiser or other third-party valuation firm would agree with our estimated value per share; or

•	the methodology used to calculate our estimated value per share would be acceptable to FINRA or for compliance with ERISA reporting requirements.
Further, the estimated value per share as of December 9, 2014 is based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding, as of September 30, 2014 with the exception of certain adjustments for actual and expected acquisition-related costs subsequent to September 30, 2014. The value of our shares will fluctuate over time in response to developments related to individual assets in our portfolio and the management of those assets and in response to the real estate and finance markets. The estimated value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated value per share does not take into account estimated disposition costs and fees for real estate properties that are not held for sale, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations or the impact of restrictions on the assumption of debt. The estimated value per share does consider any participation or incentive fees that would be due to KBS Capital Advisors based on the aggregate net asset value of us which would be payable in a hypothetical liquidation of us as of the valuation date in accordance with the terms of our advisory agreement. We currently expect to utilize KBS Capital Advisors and/or an independent valuation firm to update the estimated value per share in December 2015, in accordance with the recommended IPA guidelines.
Historical Estimated Values per Share
The historical reported estimated values per share of our common stock approved by the board of directors are set forth below:

Estimated Value per Share	Effective Date of Valuation	Filing with the Securities and Exchange Commission
$11.27	March 25, 2014	Current Report on Form 8-K, filed March 27, 2014

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
As a REIT, we will generally have to hold our assets for two years in order to meet the safe harbor to avoid a 100% prohibited transactions tax, unless such assets are held through a TRS or other taxable corporation. In certain instances, we may sell properties outside of the safe harbor period and still be exempt from the 100% prohibited transaction tax because such properties were not held as “inventory.” At such time as we have assets that we have held for at least two years, we anticipate that we may authorize and declare distributions based on gains on asset sales monthly, to the extent we close on the sale of one or more assets and the board of directors does not determine to reinvest the proceeds of such sales. Additionally, our board of directors intends to declare distributions quarterly based on cash flow from our investments.
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
We have not established a minimum distribution level, and our charter does not require that we make distributions to our stockholders. Distributions declared during 2014 and 2013, aggregated by quarter, are as follows (dollars in thousands, except per share amounts):

	2014
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared	$2,937	$3,343	$4,137	$5,279	$15,696
Total Per Share Distribution	$0.049	$0.056	$0.069	$0.088	$0.262
Rate Based on Purchase Price of $10.00 Per Share	0.5%	0.6%	0.7%	0.9%	2.6%
	2013
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared	$3,576	$—	$—	$22,103	$25,679
Total Per Share Distribution	$0.062	$—	$—	$0.380	$0.442
Rate Based on Purchase Price of $10.00 Per Share	0.6%	—%	—%	3.8%	4.4%

The tax composition of our distributions paid during the years ended December 31, 2014 and 2013 was as follows:

	2014	2013
Ordinary Income	—%	30%
Return of Capital	100%	—%
Capital Gain	—%	70%
Total	100%	100%
For more information with respect to our distributions paid, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Distributions.”
Unregistered Sales of Equity Securities
During the year ended December 31, 2014, we did not sell any equity securities that were not registered under the Securities Act of 1933.
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

During the year ended December 31, 2014, we fulfilled all redemption requests received in good order and eligible for redemption, redeeming shares pursuant to the share redemption program as follows:

Month	Total Number of Shares Redeemed	Average Price Paid Per Share (1)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2014	13,154	$9.29	(2)
February 2014	52,330	$9.00	(2)
March 2014	—	$—	(2)
April 2014	73,339	$10.88	(2)
May 2014	61,507	$10.78	(2)
June 2014	42,712	$10.67	(2)
July 2014	35,650	$10.72	(2)
August 2014	25,634	$10.75	(2)
September 2014	29,476	$10.79	(2)
October 2014	19,246	$10.89	(2)
November 2014	53,697	$10.81	(2)
December 2014	69,072	$11.98	(2)
Total	475,817
_____________________
(1) Pursuant to the program, as amended, we will redeem shares as follows:

•	92.5% of our most recent estimated value per share as of the applicable redemption date for those shares held for at least one year;

•	95.0% of our most recent estimated value per share as of the applicable redemption date for those shares held for at least two years;

•	97.5% of our most recent estimated value per share as of the applicable redemption date for those shares held for at least three years; and

•	100.0% of our most recent estimated value per share as of the applicable redemption date for those shares held for at least four years.
Until we announced in a public filing with the SEC the establishment of our estimated value per share on March 27, 2014, the estimated value per share was $10.00 for purposes of the foregoing prices. Notwithstanding the above, upon the death, “qualifying disability” or “determination of incompetence” of a stockholder, the redemption price was the amount paid to acquire the shares from us until we announced in a public filing with the SEC the establishment of our estimated value per share on March 27, 2014, at which time the redemption price was such estimated value per share. On March 25, 2014, our board of directors approved an estimated value per share of our common stock of $11.27, based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding as of December 31, 2013, with the exception of certain adjustments for actual and expected acquisition-related costs subsequent to December 31, 2013. The change in the redemption price was effective for the April 2014 redemption date, which was April 30, 2014. On December 9, 2014, our board of directors approved an estimated value per share of our common stock of $12.24, based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding as of September 30, 2014. The change in the redemption price was effective for the December 2014 redemption date, which was December 31, 2014. We currently expect to engage KBS Capital Advisors and/or an independent valuation firm to update our estimated value per share in December 2015.
(2) We limit the dollar value of shares that may be redeemed under the program as described above. During the year ended December 31, 2014, we redeemed $5.1 million of common stock, which represented all redemption requests received in good order and eligible for redemption through the December 2014 redemption date. Based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during 2014, we have $9.9 million available for redemptions during 2015, subject to the limitations described above.

ITEM 6.	SELECTED FINANCIAL DATA
The following selected financial data as of and for the years ended December 31, 2014, 2013, 2012, 2011 and 2010 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

	As of December 31,
	2014	2013	2012	2011	2010
Balance sheet data
Total real estate and real estate-related investments, net	$882,510	$660,385	$394,356	$166,354	$17,774
Total assets	1,022,514	776,138	537,928	258,463	42,404
Total notes and bond payable, net	530,263	257,420	33,751	63,203	—
Total liabilities	562,467	283,879	44,625	66,628	1,346
Redeemable common stock	9,911	17,573	9,651	5,291	—
Total equity	450,136	474,686	483,652	186,544	41,058
	For the Years Ended December 31,
	2014	2013	2012	2011	2010
Operating data
Total revenues	$106,154	$68,496	$18,880	$3,901	$308
(Loss) income from continuing operations attributable to common stockholders	(23,176)	150	(8,840)	(7,400)	(1,975)
Loss from continuing operations per common share - basic and diluted	$(0.39)	$—	$(0.25)	$(0.65)	(1.18)
Net (loss) income attributable to common stockholders	(23,194)	11,493	(9,762)	(7,581)	(1,975)
Net (loss) income per common share - basic and diluted	$(0.39)	$0.20	$(0.28)	$(0.66)	$(1.18)
Other data
Cash flows provided by (used in) operating activities	$11,450	$24,630	$(1,028)	$(3,507)	$(1,572)
Cash flows used in investing activities	(285,814)	(289,875)	(242,074)	(154,405)	(17,885)
Cash flows provided by financing activities	235,461	197,281	282,683	220,649	42,906
Distributions declared	$15,696	$25,679	$12,885	$6,405	$—
Distributions declared per common share (1)	0.26	0.44	0.40	0.30	—
Weighted-average number of common shares outstanding, basic and diluted	59,714,540	58,359,568	35,458,656	11,432,823	1,678,335
_____________________
(1) Prior to 2014, our board of directors declared distributions from time to time based on our income, cash flow and investing and financing activities. During 2014, our board of directors declared distributions on a quarterly basis based on our income, cash flow and investing and financing activities. Investors could choose to receive cash distributions or purchase additional shares under the dividend reinvestment plan.

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

On January 8, 2009, we filed a registration statement on Form S‑11 with the SEC to offer a minimum of 250,000 shares and a maximum of 140,000,000 shares of common stock for sale to the public, of which 100,000,000 shares were registered in our primary offering and 40,000,000 shares were registered under our dividend reinvestment plan. We ceased offering shares of common stock in our primary offering on November 14, 2012. We sold 56,584,976 shares of common stock in the primary offering for gross offering proceeds of $561.7 million. We continue to offer shares of common stock under the dividend reinvestment plan. As of December 31, 2014, we sold 3,981,976 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $39.2 million. Also as of December 31, 2014, we had redeemed 818,866 of the shares sold in our offering for $8.3 million. Additionally, on December 29, 2011 and October 23, 2012, we issued 220,994 shares and 55,249 shares of common stock, respectively, for $2.0 million and $0.5 million, respectively, in private transactions exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.
As of December 31, 2014, we owned 12 office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 63 acres of undeveloped land, one office portfolio consisting of three office properties, one retail property, two apartment properties, two investments in undeveloped land encompassing an aggregate of 1,670 acres, one first mortgage loan and two investments in unconsolidated joint ventures.
Market Outlook ─ Real Estate and Real Estate Finance Markets
Current conditions in the global capital markets remain volatile as the world’s economic growth has been affected by geopolitical and economic events. Geopolitical events in Europe and the Middle East escalated throughout 2014 and into 2015. The rise of the Islamic State and the struggle between the Ukrainian government and pro-Russian rebels have kept the U.S. and its allies engaged in international military conflicts. The slowdown in global economic growth, and in particular the slowing of the Chinese economy, has had a ripple effect through the energy and commodity markets. Decreasing levels of demand for commodities, and in particular oil, have led to a steep price decline in most commodity market prices. In this type of economic environment the possibility of deflation is now a very real risk. While the U.S. economy has rebounded from the recent recession, the remainder of the world’s industrialized and emerging economies have struggled to maintain even low levels of economic growth. For further discussion of current market conditions, see Part I, Item 1, “Business ─ Market Outlook ─ Real Estate and Real Estate Finance Markets.”
Liquidity and Capital Resources
Our principal demand for funds during the short and long-term is and will be for the payment of operating expenses, capital expenditures and general and administrative expenses; payments under debt obligations; redemptions of common stock; and payments of distributions to stockholders. To date, we have had five primary sources of capital for meeting our cash requirements:

•	Proceeds from the primary portion of our initial public offering;

•	Proceeds from our dividend reinvestment plan;

•	Debt financing;

•	Proceeds from the sale of real estate and the repayment of real estate-related investments; and

•	Cash flow generated by our real estate and real estate-related investments.
We sold 56,584,976 shares of common stock in the primary portion of our initial public offering for gross offering proceeds of $561.7 million. We ceased offering shares in the primary portion of our initial public offering on November 14, 2012. We continue to offer shares of common stock under the dividend reinvestment plan. As of December 31, 2014, we had sold 3,981,976 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $39.2 million.  To date, we have invested substantially all of the net proceeds from our initial public offering in real estate and real estate-related investments. We intend to use our cash on hand, proceeds from debt financing, cash flow generated by our real estate operations and real estate-related investments, proceeds from our dividend reinvestment plan and principal repayments on our real estate loans receivable as our primary sources of immediate and long-term liquidity.
Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures and corporate general and administrative expenses.  Cash flow from operations from our real estate investments is primarily dependent upon the occupancy levels of our properties, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures.  As of December 31, 2014, our office and retail properties were collectively 80% occupied and our apartment properties were collectively 87% occupied.
Investments in real estate-related loans generate cash flow in the form of interest income, which are reduced by loan service fees, asset management fees and corporate general and administrative expenses. As of December 31, 2014, we had one real estate loan receivable outstanding with a total book value of $27.4 million. The borrower under our real estate loan receivable was current on all contractual debt service payments as of December 31, 2014.

As of December 31, 2014, we had outstanding debt obligations in the aggregate principal amount of $530.2 million, with a weighted-average remaining term of 3.0 years. As of March 3, 2015, we had $50.5 million of unrestricted secured revolving debt available for future disbursements under a portfolio loan facility, subject to certain conditions set forth in the loan agreement.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the Conflicts Committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expense reimbursements for the four fiscal quarters ended December 31, 2014 did not exceed the charter imposed limitation.
For the year ended December 31, 2014, our cash needs for acquisitions, capital expenditures and debt servicing were met with remaining proceeds from our initial public offering, proceeds from debt financing and proceeds from our dividend reinvestment plan. Operating cash needs during the same period were met through cash flow generated by our real estate and real estate-related investments and cash on hand.
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
Cash Flows from Operating Activities
We commenced operations with the acquisition of our first real estate investment on August 2, 2010. As of December 31, 2014, we owned 12 office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 63 acres of undeveloped land, one office portfolio consisting of three office properties, one retail property, two apartment properties, two investments in undeveloped land encompassing an aggregate of 1,670 acres, one first mortgage loan and two investments in unconsolidated joint ventures. During the year ended December 31, 2014, net cash provided by operating activities was $11.5 million. We expect that our cash flows from operating activities will increase in future years as a result of owning the assets acquired during 2014 for an entire period and leasing additional space that is currently unoccupied.
Cash Flows from Investing Activities
Net cash used in investing activities was $285.8 million for the year ended December 31, 2014 and primarily consisted of the following:

•	Acquisitions of one office property, one apartment property and undeveloped land for an aggregate purchase price of $191.9 million, after giving effect for escrow deposits and liabilities assumed;

•	Investment in an unconsolidated joint venture of $59.0 million;

•	Improvements to real estate of $33.9 million;

•	Advance on real estate loan receivable of $5.0 million, net of a $0.9 million extension fee;

•	Distribution of capital from unconsolidated joint venture of $2.2 million;

•	Proceeds from the sale of real estate of $1.4 million; and

•	Principal repayments on real estate securities of $0.3 million.
Cash Flows from Financing Activities
Net cash provided by financing activities was $235.5 million for the year ended December 31, 2014 and consisted primarily of the following:

•
$243.9 million of net cash provided by debt and other financings as a result of proceeds from notes payable of $307.3 million, partially offset by principal payments on notes payable of $59.2 million and payments of deferred financing costs of $4.1 million;

•	$5.8 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $9.9 million;

•	$5.1 million of cash used for redemptions of common stock; and

•	$2.6 million of contributions from noncontrolling interests.

In order to execute our investment strategy, we utilize secured debt and we may, to the extent available, utilize unsecured debt, to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinancing and interest risks, are properly balanced with the benefit of using leverage. There is no limitation on the amount we may borrow for any single investment. Our charter limits our total liabilities such that our total liabilities may not exceed 75% of the cost of our tangible assets; however, we may exceed that limit if a majority of the Conflicts Committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our common stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of December 31, 2014, our borrowings and other liabilities were approximately 53% of the cost (before depreciation or other noncash reserves) and book value (before depreciation) of our tangible assets.
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
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of December 31, 2014 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	2015	2016-2017	2018-2019	Thereafter
Outstanding debt obligations (1)	$530,238	$2,005	$421,212	$88,777	$18,244
Interest payments on outstanding debt obligations (2)	45,496	14,630	20,781	3,370	6,715
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts and interest rates in effect at December 31, 2014. We incurred interest expense of $14.8 million excluding amortization of deferred financing costs of $2.8 million and including interest capitalized of $2.0 million, for the year ended December 31, 2014.

Results of Operations
Overview
As of December 31, 2013, we owned 12 office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 43 acres of undeveloped land, one office portfolio consisting of three office properties, one retail property, one apartment property, two investments in undeveloped land encompassing an aggregate of 1,670 acres, one investment in CMBS, one first mortgage loan and two investments in unconsolidated joint ventures. As of December 31, 2014, we owned 12 office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 63 acres of undeveloped land, one office portfolio consisting of three office properties, one retail property, two apartment properties, two investments in undeveloped land encompassing an aggregate of 1,670 acres, one first mortgage loan and two investments in unconsolidated joint ventures. Our results of operations for the year ended December 31, 2014 may not be indicative of those in future periods as the occupancy in our properties has not been stabilized. As of December 31, 2014, our office and retail properties were collectively 80% occupied and our apartment properties were collectively 87% occupied.  However, due to the short outstanding weighted-average lease term in the portfolio of less than three years, we do not put significant emphasis on annual changes in occupancy (positive or negative) in the short run. Our underwriting and valuations are generally more sensitive to “terminal values” that may be realized upon the disposition of the assets in the portfolio and less sensitive to ongoing cash flows generated by the portfolio in the years leading up to an eventual sale. There are no guarantees that occupancies of our assets will increase, or that we will recognize a gain on the sale of our assets. We funded the acquisitions of these investments with proceeds from our initial public offering and debt financing. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of owning the assets acquired in 2014 for an entire period. Our income and expenses will also depend on the outcome of our recovery strategies for our non-performing first mortgage loan.
Comparison of the year ended December 31, 2014 versus the year ended December 31, 2013

	For the Years Ended December 31,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions/ Originations/Dispositions (1)	$ Change Due to Investments Held Throughout Both Periods (2)
	2014	2013
Rental income	$83,682	$46,191	$37,491	81%	$33,253	$4,238
Tenant reimbursements	16,273	9,964	6,309	63%	5,112	1,197
Interest income from real estate loans receivable	3,366	10,276	(6,910)	(67)%	(6,910)	—
Interest income from real estate securities	—	91	(91)	—	(91)	—
Other operating income	2,833	1,974	859	44%	1,118	(259)
Operating, maintenance, and management costs	35,957	22,804	13,153	58%	11,611	1,542
Real estate taxes and insurance	14,189	9,282	4,907	53%	4,209	698
Asset management fees to affiliate	7,648	4,068	3,580	88%	3,465	115
Real estate acquisition fees to affiliate	2,231	2,784	(553)	(20)%	(553)	n/a
Real estate acquisition fees and expenses	2,177	1,218	959	79%	959	n/a
General and administrative expenses	3,418	3,160	258	8%	n/a	n/a
Depreciation and amortization	47,063	28,677	18,386	64%	18,310	76
Interest expense	15,598	2,706	12,892	476%	10,424	2,468
Impairment charges on real estate held for investment	579	1,433	(854)	(60)%	—	(854)
Gain from foreclosure of real estate loan receivable	—	7,473	(7,473)	—	n/a	n/a
Total (loss) income from discontinued operations	(18)	11,741	(11,759)	(100)%	n/a	n/a
_____________________
(1) Represents the dollar amount increase (decrease) for year ended December 31, 2014 compared to the year ended December 31, 2013 related to real estate and real estate-related investments acquired, originated, repaid or disposed on or after January 1, 2013.
(2) Represents the dollar amount increase (decrease) for the year ended December 31, 2014 compared to the year ended December 31, 2013 with respect to real estate and real estate-related investments owned by us during the entirety of both periods presented.
Rental income and tenant reimbursements increased from $56.2 million for the year ended December 31, 2013 to $100.0 million for the year ended December 31, 2014, primarily as a result of the growth in our real estate portfolio. Additionally, rental income and tenant reimbursements related to properties held throughout both periods increased by $5.4 million as a result of an increase in occupancy. We expect rental income and tenant reimbursements to increase in future periods as a result of owning the assets acquired during 2014 for an entire period and leasing additional space.

Interest income from our real estate loans receivable, recognized using the interest method, decreased from $10.3 million for the year ended December 31, 2013 to $3.4 million for the year ended December 31, 2014 primarily due to the early payoff of the Ponte Palmero First Mortgage in August 2013. Our interest income in future periods will decrease upon any principal repayment on our real estate loan receivable or increase as a result of any additional fundings.
Property operating costs and real estate taxes and insurance increased from $22.8 million and $9.3 million, respectively, for the year ended December 31, 2013 to $36.0 million and $14.2 million, respectively, for the year ended December 31, 2014, primarily as a result of the growth in our real estate portfolio. We expect property operating costs and real estate taxes and insurance to increase in future periods as a result of owning the assets acquired during 2014 for an entire period and increasing occupancy of our real estate assets.
Asset management fees increased from $4.1 million for the year ended December 31, 2013 to $7.6 million for the year ended December 31, 2014, primarily as a result of the growth in our investment portfolio. We expect asset management fees to increase in future periods as a result of owning the assets acquired in 2014 for an entire period. All asset management fees incurred as of December 31, 2014 have been paid.
Real estate acquisition fees and expenses to affiliates and non-affiliates increased from $4.0 million for the year ended December 31, 2013 to $4.4 million for the year ended December 31, 2014. The increase is due to higher diligence costs related to properties acquired during the year ended December 31, 2014. Additionally, during the year ended December 31, 2014, we capitalized $1.8 million in acquisition fees and expenses related to our investment in an unconsolidated joint venture and our investment in undeveloped land. We expect real estate acquisition fees and expenses to decrease in future periods as we do not expect to make further significant acquisitions, if any acquisitions at all.
Depreciation and amortization increased from $28.7 million for the year ended December 31, 2013 to $47.1 million for the year ended December 31, 2014, due to the growth of our real estate portfolio. We expect depreciation and amortization to increase in future periods as a result of owning the assets acquired during 2014 for an entire period.
Interest expense increased from $2.7 million for the year ended December 31, 2013 to $15.6 million for the year ended December 31, 2014. Excluded from interest expense was $2.0 million and $2.7 million of interest capitalized to our investments in undeveloped land during the year ended December 31, 2014 and 2013, respectively. The increase in interest expense is primarily a result of our use of debt in connection with the acquisition of real estate assets. Our interest expense in future periods will vary based on interest rate fluctuations and our level of future borrowings, which will depend on the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.
During the year ended December 31, 2014, we recorded an aggregate impairment charge of $0.6 million on Academy Point Atrium I. During the year ended December 31, 2013, we recorded an aggregate impairment charge of $1.4 million, which includes an impairment charge of $0.5 million on the Village Overlook Buildings and an impairment charge of $0.9 million on Academy Point Atrium I.  These impairments resulted from changes in leasing projections due to longer estimated lease-up periods, resulting in a decrease to the projected cash flows the properties were expected to generate.
Total income from discontinued operations was $11.7 million for the year ended December 31, 2013. Income from discontinued operations related to the dispositions of three office buildings and one industrial/flex property that resulted in a gain on sale of $13.1 million. As of December 31, 2014, we did not own any real estate held for sale. We expect total income from discontinued operations to vary in future periods based upon disposition activity.

Comparison of the year ended December 31, 2013 versus year ended December 31, 2012
The following table provides summary information about our results of operations for the years ended December 31, 2013 and 2012 (dollar amounts in thousands):

	For the Years Ended December 31,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions/ Originations (1)	$ Change Due to Investments Held Throughout Both Periods (2)
	2013	2012
Rental income	$46,191	$13,780	$32,411	235%	$31,572	$839
Tenant reimbursements	9,964	1,595	8,369	525%	8,079	290
Interest income from real estate loans receivable	10,276	1,708	8,568	502%	8,568	—
Interest income from real estate securities	91	926	(835)	(90)%	—	(835)
Other operating income	1,974	871	1,103	127%	1,106	(3)
Operating, maintenance, and management costs	22,804	7,779	15,025	193%	14,558	467
Real estate taxes and insurance	9,282	2,476	6,806	275%	6,971	(165)
Asset management fees to affiliate	4,068	1,625	2,443	150%	2,654	(211)
Real estate acquisition fees to affiliate	2,784	2,206	578	26%	578	n/a
Real estate acquisition fees and expenses	1,218	1,352	(134)	(10)%	(134)	n/a
General and administrative expenses	3,160	3,075	85	3%	n/a	n/a
Depreciation and amortization	28,677	8,606	20,071	233%	20,716	(645)
Interest expense	2,706	2,199	507	23%	n/a	n/a
Impairment charges on real estate held for investment	1,433	—	1,433	—	—	1,433
Gain from foreclosure of real estate loan receivable	7,473	—	7,473	—	n/a	n/a
Total income (loss) from discontinued operations	11,741	(1,023)	12,764	(1,248)%	n/a	n/a
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
Funds from Operations, Modified Funds from Operations and Adjusted Modified Funds from Operations
We believe that funds from operations (“FFO”) is a beneficial indicator of the performance of an equity REIT. We compute FFO in accordance with the current National Association of Real Estate Investment Trusts (“NAREIT”) definition. FFO represents net income, excluding gains and losses from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), impairment losses on real estate assets, depreciation and amortization of real estate assets, and adjustments for unconsolidated partnerships and joint ventures. We believe FFO facilitates comparisons of operating performance between periods and among other REITs. However, our computation of FFO may not be comparable to other REITs that do not define FFO in accordance with the NAREIT definition or that interpret the current NAREIT definition differently than we do. Our management believes that historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. As a result, we believe that the use of FFO, together with the required GAAP presentations, provides a more complete understanding of our performance relative to our competitors and provides a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities.
Changes in accounting rules have resulted in a substantial increase in the number of non-operating and non-cash items included in the calculation of FFO. Items such as acquisition fees and expenses, which had previously been capitalized prior to 2009, are currently expensed and accounted for as operating expenses. As a result, our management also uses modified funds from operations (“MFFO”) as an indicator of our ongoing performance as well as our dividend sustainability. MFFO excludes from FFO: acquisition fees and expenses; adjustments related to contingent purchase price obligations; amounts relating to straight-line rents and amortization of above- and below-market intangible lease assets and liabilities; accretion of discounts and amortization of premiums on debt investments; amortization of closing costs relating to debt investments; impairments of real estate-related investments; mark-to-market adjustments included in net income; and gains or losses included in net income for the extinguishment or sale of debt or hedges. We compute MFFO in accordance with the definition of MFFO included in the practice guideline issued by the Investment Program Association (“IPA”) in November 2010 as interpreted by management. Our computation of MFFO may not be comparable to other REITs that do not compute MFFO in accordance with the current IPA definition or that interpret the current IPA definition differently than we do.
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

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculations of MFFO and Adjusted MFFO, for the year ended December 31, 2014, 2013 and 2012 (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Year Ended December 31,
	2014	2013	2012
Net (loss) income attributable to common stockholders	$(23,194)	$11,493	$(9,762)
Depreciation of real estate assets	20,278	10,003	2,484
Depreciation of real estate assets - discontinued operations	—	250	190
Amortization of lease-related costs	26,785	18,674	6,122
Amortization of lease-related costs - discontinued operations	—	807	736
Impairment charges on real estate	579	1,433	—
Gain on sale of real estate, net	(55)	(13,108)	(593)
Gain on foreclosure of real estate loan receivable, net	—	(7,473)	—
Gain on early payoff of real estate loan receivable	—	—	(358)
Gain on sale of real estate securities, net	—	—	(214)
Adjustments for noncontrolling interests - consolidated entity (1)	(657)	(89)	(543)
Adjustments for investment in unconsolidated entity (2)	5,312	—	—
FFO	29,048	21,990	(1,938)
Straight-line rent and amortization of above- and below-market leases	(9,731)	(4,556)	(844)
Amortization of discounts and closing costs	(605)	(806)	(234)
Real estate acquisition fees to affiliate	2,231	2,784	2,206
Real estate acquisition fees and expenses	2,177	1,218	1,352
Amortization of net premium/discount on bond and notes payable	(1)	(92)	—
Prepayment fees related to the extinguishment of debt	332	119	—
Gain from extinguishment of debt	—	—	(581)
Adjustments for noncontrolling interests - consolidated entity (1)	(135)	12	197
Adjustments for investment in unconsolidated entity (2)	(3,388)	146	—
MFFO	19,928	20,815	158
Other capitalized operating expenses (3)	(2,942)	(3,390)	—
Adjustments for noncontrolling interests - consolidated entity (1)	314	314	—
Adjusted MFFO	$17,300	$17,739	$158
_____________________
(1) Reflects adjustments to eliminate the noncontrolling interest holders’ share of the adjustments to convert our net (loss) income attributable to common stockholders to FFO, MFFO and Adjusted MFFO.
(2) Reflects adjustments to add back our noncontrolling interest share of the adjustments to convert our net (loss) income attributable to common stockholders to FFO, MFFO and Adjusted MFFO for our equity investment in an unconsolidated joint venture.
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

Distributions
Distributions declared, distributions paid and cash flows from operations were as follows during 2014 (in thousands, except per share amounts):

	Distribution Declared	Distributions Declared Per Share	Distributions Paid			Cash Flows From (Used in) Operations
Period			Cash	Reinvested	Total
First Quarter 2014	$2,937	$0.049	$—	$—	$—	$(2,931)
Second Quarter 2014	3,343	0.056	2,260	4,020	6,280	1,441
Third Quarter 2014	4,137	0.069	1,533	2,604	4,137	8,801
Fourth Quarter 2014	5,279	0.088	1,992	3,287	5,279	4,139
	$15,696	$0.262	$5,785	$9,911	$15,696	$11,450
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
On November 12, 2014, our board of directors authorized a distribution in the amount of $0.088219 per share of common stock to stockholders of record as of the close of business on December 15, 2014. We paid this distribution on December 29, 2014 and this was the only distribution declared during the fourth quarter of 2014.
Our board of directors will declare distributions from time to time based on income and cash flow from our investments, gains on sales of assets and financing activities. As such, we can also give no assurances as to the timing, amount or notice with respect to any other future distribution declarations.
For the year ended December 31, 2014, we paid aggregate distributions of $15.7 million, including $5.8 million of distributions paid in cash and $9.9 million of distributions reinvested through our dividend reinvestment plan. Our net loss attributable to common stockholders for the year ended December 31, 2014 was $23.2 million and cash flow provided by operations was $11.5 million. Our cumulative distributions and net loss attributable to common stockholders from inception through December 31, 2014 are $60.7 million and $31.0 million, respectively. We have funded our cumulative distributions, which includes net cash distributions and distributions reinvested by stockholders, with proceeds from debt financing of $18.7 million, proceeds from the dispositions of property of $13.7 million and cash provided by operations of $28.3 million. To the extent that we pay distributions from sources other than our cash flow from operations or gains from asset sales, we will have fewer funds available for investment in real estate-related loans, opportunistic real estate, real estate-related debt securities and other real estate-related investments, the overall return to our stockholders may be reduced and subsequent investors may experience dilution.
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
Real Estate Held for Sale and Discontinued Operations
We generally consider real estate to be “held for sale” when the following criteria are met: (i) management commits to a plan to sell the property, (ii) the property is available for sale immediately, (iii) the property is actively being marketed for sale at a price that is reasonable in relation to its current fair value, (iv) the sale of the property within one year is considered probable and (v) significant changes to the plan to sell are not expected. Real estate that is held for sale and its related assets are classified as “real estate held for sale” and “assets related to real estate held for sale,” respectively, for all periods presented in the accompanying consolidated financial statements. Notes payable and other liabilities related to real estate held for sale are classified as “notes payable related to real estate held for sale” and “liabilities related to real estate held for sale,” respectively, for all periods presented in the accompanying consolidated financial statements. Real estate classified as held for sale is no longer depreciated and is reported at the lower of its carrying value or its estimated fair value less estimated costs to sell. Additionally, with respect to properties that were classified as held for sale in financial statements prior to January 1, 2014, we record the operating results as discontinued operations for all periods presented if the operations have been or are expected to be eliminated and we will not have any significant continuing involvement in the operations of the property following the sale. Operating results of properties that were disposed of or classified as held for sale in the ordinary course of business during the year ended December 31, 2014 that had not been classified as held for sale in financial statements prior to January 1, 2014 are included in continuing operations on our consolidated statements of operations.
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
Investments in Unconsolidated Joint Ventures
Equity Method
We account for investments in unconsolidated joint venture entities in which we may exercise significant influence over, but do not control, using the equity method of accounting. Under the equity method, the investment is initially recorded at cost and subsequently adjusted to reflect additional contributions or distributions and our proportionate share of equity in the joint venture’s income (loss). We recognize our proportionate share of the ongoing income or loss of the unconsolidated joint venture as equity in income (loss) of unconsolidated joint venture on the consolidated statements of operations.  On a quarterly basis, we evaluate our investment in an unconsolidated joint venture for other-than-temporary impairments.
Cost Method
We account for investments in unconsolidated joint venture entities in which we do not have the ability to exercise significant influence and have virtually no influence over partnership operating and financial policies using the cost method of accounting.  Under the cost method, income distributions from the partnership are recognized in other income.  Distributions that exceed our share of earnings are applied to reduce the carrying value of our investment and any capital contributions will increase the carrying value of our investment.  On a quarterly basis, we evaluate our investment in an unconsolidated joint venture for other-than-temporary impairments.  The fair value of a cost method investment is not estimated if there are no identified events or changes in circumstances that would indicate a significant adverse effect on the fair value of the investment.
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
Distribution Declared
On March 5, 2015, our board of directors authorized a distribution in the amount of $0.09246575 per share of common stock to stockholders of record as of the close of business on March 20, 2015. We expect to pay this distribution on March 26, 2015. Our board of directors will declare distributions from time to time based on our income, cash flow and investing and financing activities. As such, we can also give no assurances as to the timing, amount or notice with respect to any other future distribution declarations.

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
The table below summarizes the book values and the weighted-average interest rates of our real estate loan receivable and notes and bond payable for each category based on the maturity dates as of December 31, 2014 (dollars in thousands):

	Maturity Date						Total Book Value
	2015	2016	2017	2018	2019	Thereafter		Fair Value
Assets
Loan receivable
Mortgage loan - fixed rate	$27,422	$—	$—	$—	$—	$—	$27,422	$27,813
Annual effective interest rate (1)	14.2%	—	—	—	—	—	14.2%
Liabilities
Notes and Bond Payable
Fixed rate	$—	$—	$—	$—	$—	$32,836	$32,836	$35,218
Average interest rate (2)	—	—	—	—	—	4.5%	4.5%
Variable rate	$—	$13,693	$403,958	$79,776	$—	$—	$497,427	$498,827
Average interest rate (2)	—	2.5%	2.7%	2.3%	—	—	2.6%
_____________________
(1) The annual effective interest rate represents the actual interest income recognized during 2014 using the interest method, divided by the average amortized cost basis of the investments.
(2) Average interest rate is the weighted-average interest rate. Weighted-average interest rate as of December 31, 2014 is calculated as the actual interest rate in effect at December 31, 2014 (consisting of the contractual interest rate and the effect of contractual floor rates), using interest rate indices at December 31, 2014, where applicable.
We borrow funds at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of December 31, 2014, the fair value and carrying value of our fixed rate real estate loan receivable was $27.8 million and $27.4 million, respectively. The fair value estimate of our fixed rate real estate loan receivable was estimated using an internal valuation model that considers the expected cash flows for the loans, underlying collateral values (for collateral-dependent loans) and the estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements. As of December 31, 2014, the fair value of our fixed rate debt was $35.2 million and the carrying value of our fixed rate debt was $32.8 million. The fair value estimate of our fixed rate debt was calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of December 31, 2014. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting changes in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on variable rate debt and loans receivable would change our future earnings and cash flows, but would not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. As of December 31, 2014, we were exposed to market risks related to fluctuations in interest rates on $497.4 million of variable rate debt outstanding. Based on interest rates as of December 31, 2014, if interest rates were 100 basis points higher during the 12 months ending December 31, 2015, interest expense on our variable rate debt would increase by $4.9 million. As of December 31, 2014, one-month LIBOR was 0.17125% and if the LIBOR index was reduced to 0% during the 12 months ending December 31, 2015, interest expense on our variable rate debt would decrease by $0.8 million.

The weighted-average interest rates of our fixed rate debt and variable rate debt as of December 31, 2014 were 4.5% and 2.6%, respectively. The annual effective interest rate of our fixed rate real estate loan receivable as of December 31, 2014 was 14.2%. The annual effective interest rate represents the effective interest rate as of December 31, 2014, using the interest method that we use to recognize interest income on our real estate loans receivable.
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
In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).
Based on its assessment, our management believes that, as of December 31, 2014, our internal control over financial reporting was effective based on those criteria. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
As of the quarter ended December 31, 2014, all items required to be disclosed under Form 8–K were reported under Form 8–K.

PART III
We will file a definitive Proxy Statement for our 2015 Annual Meeting of Stockholders (the “2015 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2015 Proxy Statement that specifically address the items required to be set forth herein are incorporated by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We have adopted a Code of Conduct and Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. Our Code of Conduct and Ethics can be found at http://www.kbsstrategicopportunityreit.com.
The other information required by this Item is incorporated by reference from our 2015 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from our 2015 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference from our 2015 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference from our 2015 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated by reference from our 2015 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)    Financial Statement Schedules
See the Index to Financial Statements at page F-1 of this report.
The following financial statement schedule is included herein at pages F-38 through F-39 of this report:
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

10.1
Loan Agreement by and between KBS SOR Westmoor Center, LLC and Bank of America, N.A., dated as of January 8, 2014, incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013

10.2
Guaranty Agreement by KBS SOR Properties, LLC in favor of Bank of America, N.A., dated as of January 8, 2014, incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013

10.3
Deed of Trust, Assignment, Security Agreement and Fixture Filing by KBS SOR Westmoor Center, LLC in favor of the Public Trustee of Jefferson County, Colorado, as trustee, and Bank of America, N.A., dated as of January 8, 2014, incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013

10.4
Loan Agreement by and between KBS SOR Plaza Bellevue, LLC and Wells Fargo Bank, National Association, dated as of January 14, 2014, incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013

10.5
Limited Guaranty by KBS SOR Properties, LLC in favor of Wells Fargo Bank, National Association, dated as of January 14, 2014, incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013

10.6
Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by KBS SOR Plaza Bellevue, LLC in favor of Chicago Title Company of Washington, as trustee for Wells Fargo Bank, National Association, dated as of January 14, 2014, incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013

10.7
Loan Agreement by and between KBS SOR Acquisition XXVI, LLC and SBAF Mortgage Fund I/Lender, LLC, dated as of January 14, 2014, incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013

10.8
Mezzanine Loan Guaranty by KBS SOR Properties, LLC in favor of SBAF Mortgage Fund I/Lender, LLC, dated as of January 14, 2014, incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013

10.9
Loan Agreement between 110 William, LLC and UBS Real Estate Securities Inc., dated as of June 11, 2012, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for period ended March 31, 2014

Ex.	Description

10.10
Loan Assumption and Substitution Agreement by and among 110 William, LLC, 110 William Property Investors III, LLC, Kent M. Swig and Longwing Incorporated, Savanna Real Estate Fund III, L.P. and US Bank National Association, as Trustee for the Registered Holders of UBS-Barclays Commercial Mortgage Trust 2012-C2, Commercial Mortgage Pass-Through Certificates, Series 2012-C2, dated as of May 2, 2014, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for period ended March 31, 2014

10.11
Cash Management Agreement among 110 William, LLC and UBS Real Estate Securities Inc. and Wells Fargo Bank, N.A. and Swig Equities, LLC, dated as of June 11, 2012, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for period ended March 31, 2014

10.12
First Amendment to Cash Management Agreement among 110 William, LLC, 110 William Property Investors III, LLC, US Bank National Association, as Trustee for the Registered Holders of UBS-Barclays Commercial Mortgage Trust 2012-C2, Commercial Mortgage Pass-Through Certificates, Series 2012-C2, Wells Fargo Bank, N.A. and Swig Equities, LLC, dated as of May 2, 2014, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for period ended March 31, 2014

10.13
Mezzanine Loan Agreement between 110 William Mezz, LLC, Pearlmark Mezzanine Realty Partners III, L.L.C. and TMRP III Co-Investment, L.L.C., dated as of June 11, 2012, incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for period ended March 31, 2014

10.14
Assumption Agreement by and among Pearlmark Mezzanine Realty Partners III, L.L.C., TMRP III Co-Investment, L.L.C, 110 William Mezz, LLC, Longwing Incorporated, Kent M. Swig and Savanna Real Estate Fund III, L.P., dated as of May 2, 2014, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for period ended March 31, 2014

10.15
Advisory Agreement by and between the Company and KBS Capital Advisors LLC, dated October 8, 2014, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for period ended September 30, 2014

21.1	Subsidiaries of the Company

23.1	Consent of Ernst & Young LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Third Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012

99.2	Fourth Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed February 18, 2014

99.3	Consent of Duff & Phelps, LLC

99.4	Consent of Landauer Services, LLC

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
KBS Strategic Opportunity REIT, Inc.

We have audited the accompanying consolidated balance sheets of KBS Strategic Opportunity REIT, Inc. (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule in Item 15(a), Schedule III - Real Estate Assets and Accumulated Depreciation and Amortization. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of KBS Strategic Opportunity REIT, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, the Company changed its method for reporting discontinued operations effective January 1, 2014.

/s/ Ernst & Young LLP

Irvine, California
March 9, 2015

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2014	2013
Assets
Real estate held for investment, net	$855,088	$636,885
Real estate held for sale, net	—	1,274
Real estate loan receivable, net	27,422	21,893
Real estate securities	—	333
Total real estate and real estate-related investments, net	882,510	660,385
Cash and cash equivalents	19,093	57,996
Investments in unconsolidated joint ventures	72,045	16,338
Rents and other receivables, net	18,314	8,540
Above-market leases, net	2,061	2,935
Assets related to real estate held for sale	—	126
Prepaid expenses and other assets	28,491	29,818
Total assets	$1,022,514	$776,138
Liabilities and equity
Notes and bond payable, net	$530,263	$257,420
Accounts payable and accrued liabilities	18,609	15,558
Below-market leases, net	4,403	4,420
Other liabilities	9,192	6,481
Total liabilities	562,467	283,879
Commitments and contingencies (Note 14)
Redeemable common stock	9,911	17,573
Equity
KBS Strategic Opportunity REIT, Inc. stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 60,044,329 and 59,619,000 shares issued and outstanding as of December 31, 2014 and December 31, 2013, respectively	600	596
Additional paid-in capital	524,489	512,036
Cumulative distributions and net losses	(91,691)	(52,801)
Accumulated other comprehensive loss	—	(9)
Total KBS Strategic Opportunity REIT, Inc. stockholders’ equity	433,398	459,822
Noncontrolling interests	16,738	14,864
Total equity	450,136	474,686
Total liabilities and equity	$1,022,514	$776,138
See accompanying notes to consolidated financial statements.

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2014	2013	2012
Revenues:
Rental income	$83,682	$46,191	$13,780
Tenant reimbursements	16,273	9,964	1,595
Interest income from real estate loans receivable	3,366	10,276	1,708
Interest income from real estate securities	—	91	926
Other operating income	2,833	1,974	871
Total revenues	106,154	68,496	18,880
Expenses:
Operating, maintenance, and management	35,957	22,804	7,779
Real estate taxes and insurance	14,189	9,282	2,476
Asset management fees to affiliate	7,648	4,068	1,625
Real estate acquisition fees to affiliate	2,231	2,784	2,206
Real estate acquisition fees and expenses	2,177	1,218	1,352
General and administrative expenses	3,418	3,160	3,075
Depreciation and amortization	47,063	28,677	8,606
Interest expense	15,598	2,706	2,199
Impairment charges on real estate held for investment	579	1,433	—
Total expenses	128,860	76,132	29,318
Other income (loss):
Other interest income	22	62	97
Gain from extinguishment of debt	—	—	581
Income from unconsolidated joint venture	—	95	116
Equity in loss of unconsolidated joint venture	(1,101)	(146)	—
Gain on sale of real estate, net	55	—	—
Gain on early payoff of real estate loan receivable	—	—	358
Gain on sale of real estate securities	—	—	214
Gain on foreclosure of real estate loan receivable	—	7,473	—
Total other (loss) income, net	(1,024)	7,484	1,366
Loss from continuing operations	(23,730)	(152)	(9,072)
Discontinued operations:
Gain on sale of real estate, net	—	13,108	593
Loss from discontinued operations	(18)	(1,367)	(1,616)
Total (loss) income from discontinued operations	(18)	11,741	(1,023)
Net (loss) income	(23,748)	11,589	(10,095)
Net loss (income) attributable to noncontrolling interests	554	(96)	333
Net (loss) income attributable to common stockholders	$(23,194)	$11,493	$(9,762)
Basic and diluted (loss) income per common share:
Continuing operations	$(0.39)	$—	$(0.25)
Discontinued operations	—	0.20	(0.03)
Net (loss) income per common share	$(0.39)	$0.20	$(0.28)
Weighted-average number of common shares outstanding, basic and diluted	59,714,540	58,359,568	35,458,656
See accompanying notes to consolidated financial statements.

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended December 31,
	2014	2013	2012
Net (loss) income	$(23,748)	$11,589	$(10,095)
Other comprehensive income:
Reclassification of realized gain on sale of real estate securities	—	—	(214)
Unrealized gain on real estate securities	9	4	247
Total other comprehensive income	9	4	33
Total comprehensive (loss) income	(23,739)	11,593	(10,062)
Total comprehensive loss (income) attributable to noncontrolling interests	554	(96)	333
Total comprehensive (loss) income attributable to common stockholders	$(23,185)	$11,497	$(9,729)
See accompanying notes to consolidated financial statements.

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands)

			Additional Paid-in Capital	Cumulative Distributions and Net Losses	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Common Stock
	Shares	Amounts
Balance, December 31, 2011	22,214,815	$222	$188,817	$(15,968)	$(46)	$173,025	$13,519	$186,544
Net loss	—	—	—	(9,762)	—	(9,762)	(333)	(10,095)
Other comprehensive income	—	—	—	—	33	33	—	33
Issuance of common stock	35,993,756	360	356,974	—	—	357,334	—	357,334
Transfers to redeemable common stock	—	—	(4,360)	—	—	(4,360)	—	(4,360)
Redemptions of common stock	(80,944)	(1)	(754)	—	—	(755)	—	(755)
Distributions declared	—	—	—	(12,885)	—	(12,885)	—	(12,885)
Commissions on stock sales and related dealer manager fees to affiliate	—	—	(31,134)	—	—	(31,134)	—	(31,134)
Other offering costs	—	—	(3,636)	—	—	(3,636)	—	(3,636)
Noncontrolling interests contributions	—	—	—	—	—	—	2,630	2,630
Distribution to noncontrolling interest	—	—	—	—	—	—	(24)	(24)
Balance, December 31, 2012	58,127,627	$581	$505,907	$(38,615)	$(13)	$467,860	$15,792	$483,652
Net income	—	—	—	11,493	—	11,493	96	11,589
Other comprehensive income	—	—	—	—	4	4	—	4
Issuance of common stock	1,751,478	18	16,623	—	—	16,641	—	16,641
Transfers to redeemable common stock	—	—	(7,922)	—	—	(7,922)	—	(7,922)
Redemptions of common stock	(260,105)	(3)	(2,447)	—	—	(2,450)	—	(2,450)
Distributions declared	—	—	—	(25,679)	—	(25,679)	—	(25,679)
Other offering costs	—	—	(125)	—	—	(125)	—	(125)
Noncontrolling interests contributions	—	—	—	—	—	—	1,213	1,213
Distributions to noncontrolling interest	—	—	—	—	—	—	(2,237)	(2,237)
Balance, December 31, 2013	59,619,000	$596	$512,036	$(52,801)	$(9)	$459,822	$14,864	$474,686
Net loss	—	—	—	(23,194)	—	(23,194)	(554)	(23,748)
Other comprehensive income	—	—	—	—	9	9	—	9
Issuance of common stock	901,146	9	9,902	—	—	9,911	—	9,911
Transfers from redeemable common stock	—	—	7,662	—	—	7,662	—	7,662
Redemptions of common stock	(475,817)	(5)	(5,099)	—	—	(5,104)	—	(5,104)
Distributions declared	—	—	—	(15,696)	—	(15,696)	—	(15,696)
Other offering costs	—	—	(12)	—	—	(12)	—	(12)
Noncontrolling interests contributions	—	—	—	—	—	—	2,585	2,585
Distributions to noncontrolling interest	—	—	—	—	—	—	(157)	(157)
Balance, December 31, 2014	60,044,329	$600	$524,489	$(91,691)	$—	$433,398	$16,738	$450,136
See accompanying notes to consolidated financial statements.

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2014	2013	2012
Cash Flows from Operating Activities:
Net (loss) income	$(23,748)	$11,589	$(10,095)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Loss due to property damages	707	—	—
Equity in loss of unconsolidated joint venture	1,101	146	—
Depreciation and amortization
Continuing operations	47,063	28,677	8,606
Discontinued operations	—	1,057	926
Impairment charges on real estate held for investment	579	1,433	—
Non-cash interest income on real estate related investments	(614)	(842)	(1,053)
Gain on sale of real estate	(55)	(13,108)	(593)
Gain on extinguishment of debt	—	—	(581)
Gain on early payoff of real estate loan receivable	—	—	(358)
Gain on sale of real estate securities, net	—	—	(214)
Gain on foreclosure of real estate loan receivable, net	—	(7,473)	—
Deferred rent	(8,392)	(4,694)	(1,932)
Bad debt expense	176	197	52
Amortization of above- and below-market leases, net	(1,339)	138	1,088
Amortization of deferred financing costs	2,778	976	295
Interest accretion on real estate securities	9	36	819
Amortization of net premium/discount on bond and notes payable	(1)	(92)	—
Changes in assets and liabilities:
Rents and other receivables	(1,817)	(1,312)	(420)
Deferred interest receivable	—	1,001	—
Prepaid expenses and other assets	(8,314)	(2,299)	(1,979)
Accounts payable and accrued liabilities	606	6,089	2,302
Due to affiliates	—	(21)	4
Other liabilities	2,711	3,132	2,105
Net cash provided by (used in) operating activities	11,450	24,630	(1,028)
Cash Flows from Investing Activities:
Acquisitions of real estate	(191,925)	(295,167)	(211,655)
Improvements to real estate	(33,892)	(22,398)	(7,054)
Proceeds from sales of real estate, net	1,393	30,658	1,843
Escrow deposits for future real estate purchases	—	(13,000)	—
Investments in real estate loans receivable	(5,850)	(21,568)	(78,398)
Payoff of real estate loan receivable	—	35,750	—
Proceeds from early payoff of real estate loan receivable	—	—	7,903
Principal repayments on real estate securities	333	4,452	38,270
Proceeds from sale of real estate securities	—	—	14,943
Investment in unconsolidated joint venture	(58,987)	(9,000)	(8,000)
Distribution of capital from unconsolidated joint venture	2,179	398	74
Extension fee received on real estate loan receivable	935	—	—
Net cash used in investing activities	(285,814)	(289,875)	(242,074)
Cash Flows from Financing Activities:
Proceeds from notes payable	307,254	251,065	4,226
Principal payments on notes payable	(59,203)	(36,084)	(2,896)
Payments on repurchase agreements	—	—	(30,201)
Payments of deferred financing costs	(4,117)	(4,988)	—
Proceeds from issuance of common stock	—	—	348,790
Payments to redeem common stock	(5,104)	(2,450)	(755)
Payments of commissions on stock sales and related dealer manager fees	—	—	(31,134)
Payments of other offering costs	(12)	(200)	(3,612)
Distributions paid	(5,785)	(9,038)	(4,341)
Noncontrolling interests contributions	2,585	1,213	2,630
Distributions to noncontrolling interests	(157)	(2,237)	(24)
Net cash provided by financing activities	235,461	197,281	282,683
Net (decrease) increase in cash and cash equivalents	(38,903)	(67,964)	39,581
Cash and cash equivalents, beginning of period	57,996	125,960	86,379
Cash and cash equivalents, end of period	$19,093	$57,996	$125,960
Supplemental Disclosure of Cash Flow Information:
Interest paid, net of capitalized interest of $1,987 and $2,718 for the years ended December 31, 2014 and 2013, respectively	$12,258	$1,635	$2,073
Supplemental Disclosure of Noncash Investing and Financing Activities:
Mortgage debt assumed in connection with real estate acquisition (at fair value)	$24,793	$—	$—
Application of escrow deposits to acquisition of real estate	$13,000	$—	$—
Investments in real estate acquired through foreclosure	$—	$45,943	$—
Assets assumed in connection with foreclosure of real estate	$—	$7,156	$—
Liabilities assumed in connection with foreclosure of real estate	$—	$9,671	$—
Increase in capital expenses payable	$3,095	$2,583	$1,230
Increase in lease commissions payable	$—	$282	$137
Increase in lease incentive payable	$—	$260	$53
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$9,911	$16,641	$8,544
See accompanying notes to consolidated financial statements.

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

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
The Company sold 56,584,976 shares of common stock in its primary offering for gross offering proceeds of $561.7 million. As of December 31, 2014, the Company had sold 3,981,976 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $39.2 million. Also, as of December 31, 2014, the Company had redeemed 818,866 shares sold in the Offering for $8.3 million. Additionally, on December 29, 2011 and October 23, 2012, the Company issued 220,994 shares and 55,249 shares of common stock, respectively, for $2.0 million and $0.5 million, respectively, in private transactions exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933.
As of December 31, 2014, the Company owned 12 office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 63 acres of undeveloped land, one office portfolio consisting of three office properties, one retail property, two apartment properties, two investments in undeveloped land encompassing an aggregate of 1,670 acres, one first mortgage loan and two investments in unconsolidated joint ventures.

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

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of prior periods. The Company early adopted ASU No. 2014-08 (defined below) for the reporting period beginning January 1, 2014. As a result, certain reclassifications were made to the consolidated balance sheets, statements of operations and footnote disclosures for all applicable periods presented to reflect properties sold or held for sale during the period ended December 31, 2014. Operating results of properties that were classified as held for sale in financial statements prior to January 1, 2014 will remain in discontinued operations on the Company’s consolidated statements of operations. Operating results of properties that were disposed of or classified as held for sale in the ordinary course of business during the year ended December 31, 2014 that had not been classified as held for sale in financial statements prior to January 1, 2014 are included in continuing operations on the Company’s consolidated statements of operations.
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
December 31, 2014

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
December 31, 2014

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
Impairment of Real Estate and Related Intangible Assets and Liabilities
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets and liabilities may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, the Company assesses the recoverability by estimating whether the Company will recover the carrying value of the real estate and related intangible assets and liabilities through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities. During the year ended December 31, 2014, the Company recorded an impairment charge of $0.6 million with respect to one real estate property held for investment. During the year ended December 31, 2013, the Company recorded an impairment charge of $1.4 million with respect to two of its real estate properties held for investment, one of which was sold on August 29, 2014. The Company did not record any impairment losses on its real estate and related intangible assets and liabilities during the year ended December 31, 2012.
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
December 31, 2014

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
Real Estate Held for Sale and Discontinued Operations
The Company generally considers real estate to be “held for sale” when the following criteria are met: (i) management commits to a plan to sell the property, (ii) the property is available for sale immediately, (iii) the property is actively being marketed for sale at a price that is reasonable in relation to its current fair value, (iv) the sale of the property within one year is considered probable and (v) significant changes to the plan to sell are not expected. Real estate that is held for sale and its related assets are classified as “real estate held for sale” and “assets related to real estate held for sale,” respectively, for all periods presented in the accompanying consolidated financial statements. Notes payable and other liabilities related to real estate held for sale are classified as “notes payable related to real estate held for sale” and “liabilities related to real estate held for sale,” respectively, for all periods presented in the accompanying consolidated financial statements. Real estate classified as held for sale is no longer depreciated and is reported at the lower of its carrying value or its estimated fair value less estimated costs to sell. Additionally, with respect to properties that were classified as held for sale in financial statements prior to January 1, 2014, the Company records the operating results as discontinued operations for all periods presented if the operations have been or are expected to be eliminated and the Company will not have any significant continuing involvement in the operations of the property following the sale. Operating results of properties that were disposed of or classified as held for sale in the ordinary course of business during the year ended December 31, 2014 that had not been classified as held for sale in financial statements prior to January 1, 2014 are included in continuing operations on the Company’s consolidated statements of operations.
Real Estate Loans Receivable and Loan Loss Reserves
The Company’s real estate loans receivable are recorded at amortized cost, net of loan loss reserves (if any), and evaluated for impairment at each balance sheet date. The amortized cost of a real estate loan receivable is the outstanding unpaid principal balance, net of unamortized acquisition premiums or discounts and unamortized costs and fees directly associated with the origination or acquisition of the loan. The amount of impairment, if any, will be measured by comparing the amortized cost of the loan to the present value of the expected cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent and collection of principal and interest is not assured. If a loan is deemed to be impaired, the Company will record a loan loss reserve and a provision for loan losses to recognize impairment. As of December 31, 2014, there was no loan loss reserve and the Company did not record any impairment losses related to its real estate loans receivable during the years ended December 31, 2014, 2013 and 2012.
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
December 31, 2014

Failure to recognize impairments would result in the overstatement of earnings and the carrying value of the Company’s real estate loans held for investment. Actual losses, if any, could significantly differ from estimated amounts.
Investments in Unconsolidated Joint Ventures
Equity Method
The Company accounts for investments in unconsolidated joint venture entities in which the Company may exercise significant influence over, but does not control, using the equity method of accounting. Under the equity method, the investment is initially recorded at cost and subsequently adjusted to reflect additional contributions or distributions and the Company’s proportionate share of equity in the joint venture’s income (loss). The Company recognizes its proportionate share of the ongoing income or loss of the unconsolidated joint venture as equity in income (loss) of unconsolidated joint venture on the consolidated statements of operations. On a quarterly basis, the Company evaluates its investment in an unconsolidated joint venture for other-than-temporary impairments. As of December 31, 2014, the Company did not identify any indicators of impairment related to its unconsolidated real estate joint venture accounted for under the equity method.
Cost Method
The Company accounts for investments in unconsolidated joint venture entities in which the Company does not have the ability to exercise significant influence and has virtually no influence over partnership operating and financial policies using the cost method of accounting.  Under the cost method, income distributions from the partnership are recognized in other income.  Distributions that exceed the Company’s share of earnings are applied to reduce the carrying value of the Company’s investment and any capital contributions will increase the carrying value of the Company’s investment.  On a quarterly basis, the Company evaluates its investment in an unconsolidated joint venture for other-than-temporary impairments.  The fair value of a cost method investment is not estimated if there are no identified events or changes in circumstances that would indicate a significant adverse effect on the fair value of the investment. As of December 31, 2014, the Company did not identify any indicators of impairment related to its unconsolidated real estate joint venture accounted for under the cost method.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Cash and cash equivalents are stated at cost, which approximates fair value. There were no restrictions on the use of the Company’s cash and cash equivalents as of December 31, 2014 and 2013.
The Company’s cash and cash equivalents balance exceeded federally insurable limits as of December 31, 2014. The Company monitors the cash balances in its operating accounts and adjusts the cash balances as appropriate; however, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.
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
December 31, 2014

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

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

Dividend Reinvestment Plan
The Company has adopted a dividend reinvestment plan (the “DRP”) through which future common stockholders may elect to reinvest an amount equal to the distributions declared on their shares in additional shares of the Company’s common stock in lieu of receiving cash distributions. On March 25, 2014, the Company’s board of directors approved a fourth amended and restated dividend reinvestment plan (the “Amended DRP”). The Amended DRP became effective for purchases under the plan on or after April 6, 2014. Pursuant to the Amended DRP, the purchase price of shares of the Company’s common stock is equal to 95% of the most recently announced estimated value per share of the Company’s common stock. Prior to April 6, 2014 (the effective date of the Amended DRP), the purchase price per share under the DRP was $9.50.
On March 25, 2014, the Company’s board of directors approved an updated primary offering price for the Company’s common stock of $11.27 (unaudited) based on the estimated value of the Company’s assets less the estimated value of the Company’s liabilities, or net asset value, divided by the number of shares outstanding as of December 31, 2013, with the exception of certain adjustments for actual and expected acquisition-related costs subsequent to December 31, 2013. Commencing on April 6, 2014, the purchase price per share under the DRP was $10.71.
On December 9, 2014, the Company’s board of directors approved an updated primary offering price for the Company’s common stock of $12.24 (unaudited) based on the estimated value of the Company’s assets less the estimated value of the Company’s liabilities, or net asset value, divided by the number of shares outstanding as of September 30, 2014. Commencing on or after December 29, 2014, the purchase price per share under the DRP would be $11.63. No selling commissions or dealer manager fees will be paid on shares sold under the DRP. The board of directors of the Company may amend or terminate the DRP for any reason upon 10 days’ notice to participants.
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

•
During each calendar year, redemptions are limited to the amount of net proceeds from the sale of shares under the Company’s dividend reinvestment plan during the prior calendar year and the last $1.0 million of such net proceeds shall be reserved exclusively for shares redeemed in connection with a stockholder’s death, “qualifying disability,” or “determination of incompetence” (except that the Company may increase or decrease this funding limit by providing ten business days’ notice to its stockholders).

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
December 31, 2014

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
The Company limits the dollar value of shares that may be redeemed under the program as described above. For the year ended December 31, 2014, the Company had redeemed $5.1 million of common stock, which represented all redemption requests received in good order and eligible for redemption through the December 2014 redemption date. Based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during 2014, the Company has $9.9 million available for all redemptions in 2015, including shares that are redeemed in connection with a stockholders’ death, qualifying disability or determination of incompetence.
Related Party Transactions
Pursuant to the Advisory Agreement and Dealer Manager Agreement, the Company is or was obligated to pay the Advisor and KBS Capital Markets Group, LLC (the “Dealer Manager”) specified fees upon the provision of certain services related to the Offering, the investment of funds in real estate and real estate-related investments, management of the Company’s investments and for other services (including, but not limited to, the disposition of investments). The Company is or was also obligated to reimburse the Advisor and Dealer Manager for organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company, and the Company is or was obligated to reimburse the Advisor for acquisition and origination expenses and certain operating expenses incurred on behalf of the Company or incurred in connection with providing services to the Company. In addition, the Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the Advisory Agreement. See note 10, “Related Party Transactions.”
The Company records all related party fees as incurred, subject to any limitations described in the Advisory Agreement. The Company had not incurred any subordinated participation in net cash flows or subordinated incentive listing fees payable to the Advisor through December 31, 2014.
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
December 31, 2014

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
As of December 31, 2014, the Company’s selling commissions, dealer manager fees, and organization and other offering costs did not exceed 15% of the gross offering proceeds. Through December 31, 2014, including shares issued through the Company’s dividend reinvestment plan, the Company had issued 60,566,952 shares in the Offering for gross offering proceeds of $600.9 million and recorded selling commissions and dealer manager fees of $49.6 million and other offering costs of $10.7 million.  Organization costs are expensed as incurred and offering costs, which include selling commissions and dealer manager fees, are charged as incurred as a reduction to stockholders’ equity.
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
In the case of investments made through joint ventures, the asset management fee is determined based on the Company’s proportionate share of the underlying investment, inclusive of the Company’s proportionate share of any fees and expenses related thereto.
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
December 31, 2014

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
The Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. Neither the Company nor its subsidiaries have been assessed interest or penalties by any major tax jurisdictions. The Company’s evaluations were performed for the tax years ended December 31, 2014, 2013 and 2012. As of December 31, 2014, returns for the calendar year 2010 through 2013 remain subject to examination by major tax jurisdictions.
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
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the years ended December 31, 2014, 2013 and 2012.
Distributions declared per share were $0.26, $0.44 and $0.40 during the years ended December 31, 2014, 2013 and 2012, respectively.
Square Footage, Occupancy and Other Measures
Square footage, number of acres, occupancy and other measures used to describe real estate and real estate-related investments included in the Notes to Consolidated Financial Statements are presented on an unaudited basis.

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

Recently Issued Accounting Standards Updates
In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU No. 2014-08”).  ASU No. 2014-08 limits discontinued operations reporting to disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when any of the following occurs: a) the component of an entity or group of components of an entity meets the criteria to be classified as held for sale; b) the component of an entity or group of components of an entity is disposed of by sale; or c) the component of an entity or group of components of an entity is disposed of other than by sale.  ASU No. 2014-08 also requires additional disclosures about discontinued operations.  ASU No. 2014-08 is effective for reporting periods beginning after December 15, 2014.  Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company early adopted ASU No. 2014-08 for the reporting period beginning January 1, 2014.  As a result of the adoption of ASU No. 2014-08, results of operations for properties that are classified as held for sale in the ordinary course of business on or subsequent to January 1, 2014 would generally be included in continuing operations on the Company’s consolidated statements of operations, to the extent such disposals did not meet the criteria for classification as a discontinued operation. Additionally, any gain or loss on sale of real estate that does not meet the criteria for classification as a discontinued operation would be included in income from continuing operations on the consolidated statements of operations.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”).  ASU No. 2014-09 requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  ASU No. 2014-09 supersedes the revenue requirements in Revenue Recognition (Topic 605) and most industry-specific guidance throughout the Industry Topics of the Codification.  ASU No. 2014-09 does not apply to lease contracts within the scope of Leases (Topic 840). ASU No. 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early application not permitted.  The Company is still evaluating the impact of adopting ASU No. 2014-09 on its financial statements, but does not expect the adoption of ASU No. 2014-09 to have a material impact on its financial statements.
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
In January 2015, the FASB issued ASU No. 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20), Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU No. 2015-01”). The amendments in ASU No. 2015-01 eliminate from GAAP the concept of extraordinary items.  Although the amendments will eliminate the requirements in Subtopic 225-20 for reporting entities to consider whether an underlying event or transaction is extraordinary, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. ASU No. 2015-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not expect the adoption of ASU 2015-01 to have a significant impact on its financial statements.

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

3.	RECENT ACQUISITIONS OF REAL ESTATE
During the year ended December 31, 2014, the Company acquired the following properties (in thousands):

						Intangibles
Property Name	City	State	Acquisition Date	Land	Building and Improvements	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities	Other Intangible Assets		Total Purchase Price
Plaza Buildings	Bellevue	WA	01/14/2014	$53,040	$124,212	$8,945	$196	$(2,392)	$—		$184,001
424 Bedford (1)	Brooklyn	NY	01/31/2014	8,860	24,266	554	—	—	4,547	(2)	38,227
				$61,900	$148,478	$9,499	$196	$(2,392)	$4,547		$222,228
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
(2) The property is subject to a property tax abatement from the city’s department of housing preservation and development. The estimated fair value of the property tax abatement of $4.5 million was recorded as prepaid expenses and other assets on the Company’s consolidated balance sheet as of the acquisition date and amortized on a straight-line basis over the projected property tax abatement period of approximately 12.4 years. Amortization of the property tax abatement asset is included in depreciation and amortization expense on the accompanying consolidated statements of operations
The intangible assets and liabilities acquired in connection with these acquisitions have weighted-average amortization periods as of the dates of each acquisition as follows (in years):

	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities
Plaza Buildings	5.8	5.2	4.3
424 Bedford	0.5	—	—
During the year ended December 31, 2014, the Company recorded each real estate acquisition as a business combination, and expensed $4.4 million of acquisition costs. For the year ended December 31, 2014, the Company recognized $17.7 million of total revenues and $12.3 million of operating expenses from these properties.
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

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

4.	REAL ESTATE HELD FOR INVESTMENT
As of December 31, 2014, the Company owned 12 office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 63 acres of undeveloped land, one office portfolio consisting of three office properties and one retail property encompassing, in the aggregate, approximately 4.6 million rentable square feet. As of December 31, 2014, these properties were 80% occupied. In addition, the Company owned two apartment properties containing 383 units and encompassing approximately 0.3 million rentable square feet, which were 87% occupied. The Company also owned two investments in undeveloped land encompassing an aggregate of 1,670 acres. The following table summarizes the Company’s real estate held for investment as of December 31, 2014 and December 31, 2013, respectively (in thousands):

	December 31, 2014	December 31, 2013
Land	$233,221	$159,596
Buildings and improvements	635,082	459,136
Tenant origination and absorption costs	50,956	48,012
Total real estate, cost	919,259	666,744
Accumulated depreciation and amortization	(64,171)	(29,859)
Total real estate, net	$855,088	$636,885
The following table provides summary information regarding the Company’s real estate held for investment as of December 31, 2014 (in thousands):

Property	Date Acquired or Foreclosed on	City	State	Property Type	Land	Building and Improvements	Tenant Origination and Absorption	Total Real Estate, at Cost (1)	Accumulated Depreciation and Amortization	Total Real Estate, Net	Ownership %
Academy Point Atrium I	11/03/2010	Colorado Springs	CO	Office	$1,056	$1,544	$—	$2,600	$—	$2,600	100.0%
Northridge Center I & II	03/25/2011	Atlanta	GA	Office	2,234	6,574	—	8,808	(1,233)	7,575	100.0%
Iron Point Business Park	06/21/2011	Folsom	CA	Office	2,671	19,153	150	21,974	(2,893)	19,081	100.0%
1635 N. Cahuenga Building	08/03/2011	Los Angeles	CA	Office	3,112	4,876	149	8,137	(783)	7,354	70.0%
Richardson Portfolio:
Palisades Central I	11/23/2011	Richardson	TX	Office	1,037	9,566	847	11,450	(1,575)	9,875	90.0%
Palisades Central II	11/23/2011	Richardson	TX	Office	810	17,319	1,554	19,683	(3,690)	15,993	90.0%
Greenway I	11/23/2011	Richardson	TX	Office	561	2,186	—	2,747	(405)	2,342	90.0%
Greenway III	11/23/2011	Richardson	TX	Office	702	3,829	823	5,354	(1,210)	4,144	90.0%
Undeveloped Land	11/23/2011	Richardson	TX	Undeveloped Land	7,794	—	—	7,794	—	7,794	90.0%
Total Richardson Portfolio					10,904	32,900	3,224	47,028	(6,880)	40,148
Park Highlands	12/30/2011	North Las Vegas	NV	Undeveloped Land	28,229	—	—	28,229	—	28,229	50.1%
Bellevue Technology Center	07/31/2012	Bellevue	WA	Office	25,506	51,428	3,813	80,747	(5,334)	75,413	100.0%
Powers Ferry Landing East	09/24/2012	Atlanta	GA	Office	1,643	7,670	106	9,419	(818)	8,601	100.0%
1800 West Loop	12/04/2012	Houston	TX	Office	8,360	59,366	5,557	73,283	(6,987)	66,296	100.0%
West Loop I & II	12/07/2012	Houston	TX	Office	7,300	29,228	3,004	39,532	(4,017)	35,515	100.0%
Burbank Collection	12/12/2012	Burbank	CA	Retail	4,175	9,111	945	14,231	(854)	13,377	90.0%
Austin Suburban Portfolio	03/28/2013	Austin	TX	Office	8,288	66,035	4,588	78,911	(7,465)	71,446	100.0%
Westmoor Center	06/12/2013	Westminster	CO	Office	10,058	66,361	9,785	86,204	(9,388)	76,816	100.0%
Central Building	07/10/2013	Seattle	WA	Office	7,015	25,277	2,301	34,593	(2,130)	32,463	100.0%
50 Congress Street	07/11/2013	Boston	MA	Office	9,876	40,357	3,457	53,690	(3,828)	49,862	100.0%
1180 Raymond	08/20/2013	Newark	NJ	Apartment	8,292	36,350	136	44,778	(1,579)	43,199	100.0%
Park Highlands II	12/10/2013	North Las Vegas	NV	Undeveloped Land	21,224	—	—	21,224	—	21,224	99.5%
Maitland Promenade II	12/18/2013	Orlando	FL	Office	3,434	23,606	4,811	31,851	(2,161)	29,690	100.0%
Plaza Buildings	01/14/2014	Bellevue	WA	Office	53,040	130,430	8,930	192,400	(7,204)	185,196	100.0%
424 Bedford	01/31/2014	Brooklyn	NY	Apartment	8,860	24,816	—	33,676	(617)	33,059	90.0%
Richardson Land II	09/04/2014	Richardson	TX	Undeveloped Land	7,944	—	—	7,944	—	7,944	90.0%
					$233,221	$635,082	$50,956	$919,259	$(64,171)	$855,088
_____________________
(1) Amounts are net of impairment charges.

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

Operating Leases
Certain of the Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of December 31, 2014, the leases, excluding options to extend and apartment leases, which have terms that are generally one year or less, had remaining terms of up to 13.3 years with a weighted-average remaining term of 3.7 years. Some of the leases have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from tenants in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash and assumed in real estate acquisitions or foreclosures related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $5.0 million and $3.5 million as of December 31, 2014 and 2013, respectively.
During the years ended December 31, 2014, 2013 and 2012, the Company recognized deferred rent from tenants of $8.4 million, $4.6 million and $1.8 million, respectively, net of lease incentive amortization. As of December 31, 2014 and 2013, the cumulative deferred rent receivable balance, including unamortized lease incentive receivables, was $16.8 million and $7.8 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $1.6 million and $1.2 million of unamortized lease incentives as of December 31, 2014 and 2013, respectively. The Company records property operating expense reimbursements due from tenants for common area maintenance, real estate taxes, and other recoverable costs in the period the related expenses are incurred.
As of December 31, 2014, the future minimum rental income from the Company’s properties, excluding apartment leases, under non-cancelable operating leases was as follows (in thousands):

2015	$71,423
2016	67,503
2017	57,789
2018	46,839
2019	34,868
Thereafter	70,270
$348,692
As of December 31, 2014, the Company’s commercial real estate properties were leased to approximately 500 tenants over a diverse range of industries and geographic areas. The Company’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Finance	49	$11,619	15.2%
Computer System Design & Programming	39	9,350	12.2%
Insurance Carriers & Related Activities	26	7,816	10.2%
Professional, Scientific & Legal	57	7,634	10.0%
		$36,419	47.6%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2014, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
No other tenant industries accounted for more than 10% of annualized base rent. No material tenant credit issues have been identified at this time.

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

Geographic Concentration Risk
As of December 31, 2014, the Company’s real estate investments in Washington and Texas represented 28.7% and 21.6% of the Company’s total assets, respectively.  As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the Washington and Texas real estate markets.  Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.
Impairment of Real Estate
Due to changes in cash flow estimates, the Company has recognized non-cash impairment charges to write-down the carrying value of one of its real estate investments to its estimated fair value.  During the year ended December 31, 2014, the Company recorded an aggregate impairment charge of $0.6 million on Academy Point Atrium I.  This impairment resulted from changes in leasing projections due to longer estimated lease-up periods, resulting in a decrease to the projected cash flows the property was expected to generate.
Property Damage
During the year ended December 31, 2014, two of the Company’s apartment properties suffered physical damages due to frozen pipes. The Company’s insurance policy provides coverage for property damage and business interruption subject to a deductible of up to $25,000 per incident. Based on management’s estimates, the Company recognized an estimated aggregate loss due to damages of $0.7 million during the year ended December 31, 2014, which was reduced by $0.7 million of estimated insurance recoveries related to such damages, which the Company determined were probable of collection. The aggregate net loss due to damages of $50,000 during the year ended December 31, 2014 was classified as operating, maintenance and management expenses on the accompanying consolidated statements of operations and relates to the Company’s insurance deductible. Through December 31, 2014, the Company received insurance proceeds of $0.4 million related to these two incidents. As of December 31, 2014, the total estimated insurance proceeds to be collected of $0.3 million were classified as deferred financing costs, prepaid expenses and other assets on the accompanying consolidated balance sheets.

5.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES
As of December 31, 2014 and 2013, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Cost	$50,956	$48,012	$3,752	$4,394	$(7,585)	$(5,955)
Accumulated Amortization	(19,215)	(10,751)	(1,691)	(1,459)	3,182	1,535
Net Amount	$31,741	$37,261	$2,061	$2,935	$(4,403)	$(4,420)
Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the years ended December 31, 2014, 2013 and 2012 are as follows (in thousands):

	Tenant Origination and Absorption Costs			Above-Market Lease Assets			Below-Market Lease Liabilities
	For the Years Ended December 31,			For the Years Ended December 31,			For the Years Ended December 31,
	2014	2013	2012	2014	2013	2012	2014	2013	2012
Amortization	$(15,020)	$(10,942)	$(3,689)	$(1,070)	$(1,456)	$(1,095)	$2,409	$1,565	$229

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

The remaining unamortized balance for these outstanding intangible assets and liabilities as of December 31, 2014 will be amortized for the years ending December 31 as follows (in thousands):

	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities
2015	$(10,381)	$(760)	$1,662
2016	(7,612)	(581)	1,122
2017	(5,223)	(343)	745
2018	(3,389)	(188)	488
2019	(1,998)	(82)	159
Thereafter	(3,138)	(107)	227
	$(31,741)	$(2,061)	$4,403
Weighted-Average Remaining Amortization Period	4.4 years	3.6 years	3.7 years
Additionally, as of December 31, 2014 and 2013, the Company had recorded unamortized tax abatement intangible assets, which are included in prepaid expenses and other assets in the accompanying balance sheets, of $8.2 million and $4.6 million, respectively.  During the years ended December 31, 2014 and 2013, the Company recorded amortization expense of $0.9 million and $0.2 million related to tax abatement intangible assets, respectively.

6.	REAL ESTATE LOAN RECEIVABLE
As of December 31, 2014 and 2013, the Company owned one real estate loan receivable that it had originated. The information for that real estate loan receivable as of December 31, 2014 and 2013 is set forth below (in thousands):

Loan Name Location of Related Property or Collateral	Date Acquired/ Originated	Property Type	Loan Type	Outstanding Principal Balance as of December 31, 2014 (1)	Book Value as of December 31, 2014 (2)	Book Value as of December 31, 2013 (2)	Contractual Interest Rate (3)	Annualized Effective Interest Rate (3)	Maturity Date
University House First Mortgage
New York, New York (4)	3/20/2013	Student Housing	Mortgage	$27,850	$27,422	$21,893	11.0%	14.2%	06/30/2015
_____________________
(1) Outstanding principal balance as of December 31, 2014 represents original principal balance outstanding under the loan, increased for any subsequent fundings, including interest income deferred until maturity.
(2) Book value of the real estate loan receivable represents outstanding principal balance adjusted for unamortized acquisition discounts, origination fees and direct origination and acquisition costs and additional interest accretion.
(3) Contractual interest rates are the stated interest rates on the face of the loans. Annualized effective interest rates are calculated as the actual interest income recognized in 2014, using the interest method, annualized (if applicable) and divided by the average amortized cost basis of the investment. The annualized effective interest rates and contractual interest rates presented are as of December 31, 2014.
(4) During the year ended December 31, 2014, the Company and the borrower under the University House First Mortgage entered into a loan modification under which the maturity date was extended to June 30, 2015 and the Company advanced an additional $5.9 million to the borrower.
The following summarizes the activity related to the real estate loan receivable for the year ended December 31, 2014 (in thousands):

Real estate loan receivable - December 31, 2013	$21,893
Advance on real estate loan receivable	5,850
Extension fee on real estate loan receivable	(935)
Accretion of closing costs and origination fees on real estate loan receivable, net	614
Real estate loan receivable - December 31, 2014	$27,422

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

For the years ended December 31, 2014, 2013 and 2012 interest income from real estate loans receivable consisted of the following (in thousands):

	2014	2013	2012
Contractual interest income (including deferred interest)	$2,752	$8,248	$1,202
Accretion of closing costs and origination fees, net	614	842	52
Interest accretion	—	1,186	454
Interest income from real estate loans receivable	$3,366	$10,276	$1,708

7.	REAL ESTATE HELD FOR SALE AND DISCONTINUED OPERATIONS
The Company early adopted ASU 2014-08 for the reporting period beginning January 1, 2014.  As a result of the adoption of ASU 2014-08, properties that are classified as held for sale in the ordinary course of business on or subsequent to January 1, 2014 would generally be included in continuing operations on the Company’s consolidated statements of operations.  Properties that were classified as held for sale in financial statements previously issued will remain in discontinued operations on the Company’s consolidated statements of operations.  Prior to the adoption of ASU 2014-08, the operations of properties held for sale or to be disposed of and the aggregate net gains recognized upon their disposition were presented as discontinued operations in the accompanying consolidated statements of operations for all periods presented.  During the year ended December 31, 2013, the Company disposed of three office buildings and one industrial/flex property, all of which are included in discontinued operations on the Company’s consolidated statements of operations.  During the year ended December 31, 2014, the Company disposed of one office property and no properties were classified as held for sale as of December 31, 2014.
During the year ended December 31, 2014, the Company sold one office property, which was not classified as held for sale in financial statements issued for the reporting period prior to January 1, 2014. In accordance with the Company’s early adoption of ASU No. 2014-08, the operations of this property and gain on sale are included in continuing operations on the accompanying statements of operations. The following table summarizes certain revenue and expenses related to this property for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Years Ended December 31,
	2014	2013	2012
Total revenues	$240	$291	$287

Total expenses	252	920	436
Discontinued Operations
The following table summarizes certain revenue and expenses related to properties sold prior to January 1, 2014 for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Years Ended December 31,
	2014	2013	2012
Total revenues and other income	$—	$1,387	$1,029
Total expenses	18	2,754	2,645
Loss from discontinued operations before gain on sales of real estate	(18)	(1,367)	(1,616)
Gain on sales of real estate, net	—	13,108	593
Total (loss) income from discontinued operations	$(18)	$11,741	$(1,023)

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

8.	NOTES AND BOND PAYABLE
As of December 31, 2014 and December 31, 2013, the Company’s notes and bond payable consisted of the following (dollars in thousands):

	Principal as of December 31, 2014	Principal as of December 31, 2013	Contractual Interest Rate as of December 31, 2014 (1)	Effective Interest Rate at December 31, 2014 (1)	Payment Type	Maturity Date (2)
Richardson Portfolio Mortgage Loan (3)	$38,000	$31,566	One-Month LIBOR + 2.10%	2.26%	Interest Only	05/01/2017
Bellevue Technology Center Mortgage Loan (4)	49,836	47,408	One-Month LIBOR + 2.25%	2.41%	Interest Only	03/01/2017
Portfolio Revolving Loan Facility (5)	12,447	3,379	One-Month LIBOR + 2.25%	2.41%	Interest Only	05/01/2017
Portfolio Mortgage Loan (6)	93,751	82,766	One-Month LIBOR + 2.50%	2.66%	Interest Only	07/01/2017
1635 N. Cahuenga Mortgage Loan (7)	4,650	4,650	One-Month LIBOR + 2.35%	2.51%	Interest Only	08/01/2016
Burbank Collection Mortgage Loan (8)	9,043	8,200	One-Month LIBOR + 2.35%	2.54%	Interest Only	09/30/2016
50 Congress Mortgage Loan (9)	26,935	26,535	One-Month LIBOR + 1.90%	2.06%	Interest Only	10/01/2017
1180 Raymond Bond Payable	6,945	7,085	6.50%	6.50%	Principal & Interest	09/01/2036
Central Building Mortgage Loan (10)	24,896	24,100	One-Month LIBOR + 1.75%	1.91%	Interest Only	11/13/2018
Maitland Promenade II Mortgage Loan (11)	20,182	20,182	One-Month LIBOR + 2.90%	3.25%	Interest Only	01/01/2017
Westmoor Center Mortgage Loan (12)	54,880	—	One-Month LIBOR + 2.25%	2.41%	Interest Only	02/01/2018
Plaza Buildings Senior Loan (13)	109,707	—	One-Month LIBOR + 1.90%	2.06%	Interest Only	01/14/2017
Plaza Buildings Mezzanine Loan (14)	25,000	—	(14)	8.10%	Interest Only	01/14/2017
424 Bedford Mortgage Loan (15)	25,866	—	3.91%	3.91%	Principal & Interest	10/01/2022
1180 Raymond Mortgage Loan	28,100	—	One-Month LIBOR + 2.25%	2.41%	Interest Only	12/01/2017
Total Notes and Bond Payable principal outstanding	530,238	255,871
Net Premium/Discount on Notes and Bond Payable (16)	25	1,549
Total Notes and Bond Payable, net	$530,263	$257,420
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of December 31, 2014. Effective interest rate is calculated as the actual interest rate in effect as of December 31, 2014 (consisting of the contractual interest rate and contractual floor rates), using interest rate indices at December 31, 2014, where applicable.
(2) Represents the initial maturity date or the maturity date as extended as of December 31, 2014; subject to certain conditions, the maturity dates of certain loans may be extended beyond the date shown.
(3) The Company owns a 90% equity interest in the joint venture that owns the Richardson Portfolio. As of December 31, 2014, $38.0 million had been disbursed to the Company and the remaining $3.5 million is available for future disbursements, subject to certain conditions contained in the loan documents. Monthly payments are initially interest only. Beginning June 2015, monthly payments include principal and interest with principal payments of up to approximately $64,000 per month.
(4) As of December 31, 2014, $49.8 million had been disbursed to the Company and the remaining $3.2 million is available for future disbursements to be used for tenant improvements, leasing commissions and capital improvements, subject to certain conditions contained in the loan documents. Monthly payments are initially interest only. Beginning March 1, 2016, monthly payments also include principal amortization payments of up to $60,000 per month.
(5) The Portfolio Revolving Loan Facility is secured by the 1800 West Loop Building and the Iron Point Business Park. The Portfolio Revolving Loan Facility is comprised of $59.5 million of revolving debt and $13.0 million of non-revolving debt available to be used for tenant improvements, leasing commissions and capital improvements, subject to certain terms and conditions contained in the loan documents. As of December 31, 2014, $5.5 million of revolving debt and $6.9 million of non-revolving debt had been disbursed to the Company and the remaining $54.0 million of revolving debt and $6.1 million of non-revolving debt is available for future disbursements, subject to certain conditions contained in the loan documents. Monthly payments are initially interest only. Beginning June 1, 2016, and to the extent that there are amounts outstanding under the non-revolving portion of the loan, monthly payments will include interest and principal amortization payments of up to $80,000 per month.

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

(6) As of December 31, 2014, $93.8 million had been disbursed to the Company with $13.8 million of debt available for future disbursements to be used for tenant improvements, leasing commissions and capital improvements, subject to certain terms and conditions contained in the loan documents. Monthly payments are initially interest only. Beginning July 1, 2016, monthly payments will include principal and interest with principal payments calculated using an amortization schedule of 30 years and an assumed annual interest rate of 6.0%.
(7) The Company owns a 70% equity interest in the joint venture that owns the 1635 N. Cahuenga Building. As of December 31, 2014, $4.7 million had been disbursed and $2.0 million remains available for future disbursements, subject to certain terms and conditions contained in the loan documents. Monthly payments are initially interest only. Beginning August 1, 2015, monthly payments will also include principal amortization payments of $7,000 per month.
(8) The Company owns a 90% equity interest in the joint venture that owns the Burbank Collection. As of December 31, 2014, $9.0 million had been disbursed and $2.2 million remains available for future disbursements, subject to certain terms and conditions contained in the loan documents.
(9) As of December 31, 2014, $26.9 million of the 50 Congress Mortgage Loan was funded and $5.9 million remains available, $2.9 million of which is available for future disbursements to be used for tenant improvements, leasing commissions and capital improvements at 50 Congress and $3.0 million of which is available through October 1, 2016, subject to certain terms and conditions contained in the loan documents. Monthly payments are initially interest only. Beginning November 1, 2016, monthly payments will also include principal amortization payments of $32,000 per month.
(10) As of December 31, 2014, $24.9 million of the Central Building Mortgage Loan was funded, and $2.7 million remains available for future disbursements to be used for tenant improvements, leasing commissions and capital improvements, subject to certain terms and conditions contained in the loan documents.
(11) As of December 31, 2014, $20.2 million of the Maitland Promenade II Mortgage Loan was funded and $2.8 million remains available for future disbursements to be used for tenant improvements, leasing commissions, capital improvements and interest shortfalls, subject to certain terms and conditions contained in the loan documents. Interest on the loan is calculated at a variable annual rate of 290 basis points over one-month LIBOR, but at no point shall the interest rate be less than 3.25%. Beginning February 1, 2016, monthly payments will include principal and interest with principal payments calculated using an amortization schedule of 30 years. Monthly payments are initially interest only.
(12) As of December 31, 2014, $54.9 million had been disbursed and $7.1 million remains available for future disbursements, subject to certain terms and conditions contained in the loan documents. Monthly payments are initially interest only. Beginning March 1, 2017, monthly payments include principal and interest with principal payments calculated using an amortization schedule of 30 years and an annual interest rate of 6.5%.
(13) As of December 31, 2014, $109.7 million had been disbursed and $1.3 million remains available for future disbursements, subject to certain terms and conditions contained in the loan documents. Monthly payments are initially interest only. Beginning with the February 2016 payment, monthly payments may include principal and interest, with principal payments calculated using an amortization schedule of 30 years and an annual interest rate of 6.5%.
(14) Interest on this loan is calculated as a floating rate of 785 basis points over one-month LIBOR, but at no point shall interest rate be less than 8.10%. As of December 31, 2014, $25.0 million had been disbursed and $5.0 million remains available for future disbursements, subject to certain terms and conditions contained in the loan documents.
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
During the years ended December 31, 2014, 2013 and 2012, the Company incurred $15.6 million, $2.7 million and $2.2 million of interest expense, respectively. Included in interest expense for the years ended December 31, 2014, 2013 and 2012, was $2.8 million, $0.7 million and $0.3 million of amortization of deferred financing costs, respectively. Additionally, during the years ended December 31, 2014 and 2013, the Company capitalized $2.0 million and $2.7 million of interest, respectively, to our investments in undeveloped land. As of December 31, 2014 and 2013, the Company’s deferred financing costs were $6.2 million and $5.0 million, respectively, net of amortization, and are included in prepaid expenses and other assets on the accompanying consolidated balance sheets. As of December 31, 2014 and 2013, the Company’s interest payable was $1.2 million and $0.5 million, respectively.
The following is a schedule of maturities, including principal amortization payments, for all notes and bond payable outstanding as of December 31, 2014 (in thousands):

2015	$2,005
2016	19,079
2017	402,133
2018	80,972
2019	7,805
Thereafter	18,244
$530,238
The Company’s notes payable contain financial debt covenants. As of December 31, 2014, the Company was in compliance with all of these debt covenants.

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

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
The following were the face values, carrying amounts and fair values of the Company’s financial instruments as of December 31, 2014 and December 31, 2013, which carrying amounts do not approximate the fair values (in thousands):

	December 31, 2014			December 31, 2013
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Real estate loan receivable	$27,850	$27,422	$27,813	$22,000	$21,893	$22,000
Financial liabilities:
Notes and bond payable	$530,238	$530,263	$534,045	$255,871	$257,420	$258,876

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

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
Assets and Liabilities Recorded at Fair Value
During the year ended December 31, 2014, the Company measured the following assets and liabilities at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Nonrecurring Basis (1):
424 Bedford Mortgage Loan	$(24,793)	$—	$—	$(24,793)
Impaired real estate held for investment	$2,600	$—	$—	$2,600
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
As of December 31, 2014, one of the Company’s real estate properties held for investment was measured at fair value as the property was impaired and the carrying values of the property was adjusted to fair value. The Company estimated the fair value for the impaired real estate property held for investment by performing a 10-year discounted cash flow analysis. The property is vacant and the terminal capitalization rate and discount rate used to estimate the fair value of the property were 9.0% and 10.0%, respectively.

10.	RELATED PARTY TRANSACTIONS
The Advisory Agreement entitles the Advisor and the Dealer Manager Agreement previously entitled the Dealer Manager, to specified fees upon the provision of certain services with regard to the Offering, the investment of funds in real estate and real estate-related investments and the disposition of real estate and real estate-related investments (including the discounted payoff of non-performing loans) among other services, as well as reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company and certain costs incurred by the Advisor in providing services to the Company. The Advisory Agreement may also entitle the Advisor to certain back-end cash flow participation fees. The Company also entered into a fee reimbursement agreement (the “AIP Reimbursement Agreement”) with KBS Capital Markets Group LLC, the dealer manager for the Company’s initial public offering (the “Dealer Manager”), pursuant to which the Company agreed to reimburse the Dealer Manager for certain fees and expenses it incurs for administering the Company’s participation in the Depository Trust & Clearing Corporation Alternative Investment Product Platform with respect to certain accounts of the Company’s investors serviced through the platform. The Advisor and Dealer Manager also serve as the advisor and dealer manager, respectively, for KBS Real Estate Investment Trust, Inc. (“KBS REIT I”), KBS Real Estate Investment Trust II, Inc. (“KBS REIT II”), KBS Real Estate Investment Trust III, Inc. (“KBS REIT III”), KBS Legacy Partners Apartment REIT, Inc. (“KBS Legacy Partners Apartment REIT”), KBS Strategic Opportunity REIT II, Inc. (“KBS Strategic Opportunity REIT II”) and KBS Growth & Income REIT, Inc. (“KBS Growth & Income REIT”).
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

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

During the years ended December 31, 2014, 2013 and 2012, no other transactions occurred between the Company and the other KBS-sponsored programs, except that on May 18, 2012, the Company entered into a joint venture in which KBS REIT I owns a participation interest, as described in Note 11.  However, KBS REIT I does not have any equity interest in the joint venture. None of the other joint venture partners are affiliated with the Company or the Advisor.
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the years ended December 31, 2014, 2013 and 2012, respectively, and any related amounts payable as of December 31, 2014 and December 31, 2013 (in thousands):

	Incurred			Payable as of December 31,
	2014	2013	2012	2014	2013
Expensed
Asset management fees (1)	$7,648	$4,173	$1,710	$—	$—
Real estate acquisition fees	2,231	2,784	2,206	—	—
Reimbursable operating expenses (2)	157	139	118	—	—
Disposition fees (3)	—	322	21	—	—

Additional Paid-in Capital
Selling commissions	—	—	20,683	—	—
Dealer manager fees	—	—	10,451	—	—
Reimbursable other offering costs	—	—	1,825	—	—

Capitalized
Acquisition and origination fees on real estate loans receivable	—	220	790	—	—
Acquisition fee on investment in unconsolidated joint venture	1,573	—	—	—	—
Acquisition fee on undeveloped land	67	199	—	—	—
	$11,676	$7,837	$37,804	$—	$—
_____________________
(1) Amounts include asset management fees from discontinued operations.
(2) The Advisor may seek reimbursement for certain employee costs under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $141,000, $134,000 and $103,000 for the years ended December 31, 2014, 2013 and 2012, respectively, and were the only employee costs reimbursed under the Advisory Agreement during these periods. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers.
(3) Disposition fees with respect to real estate sold are included in the gain on sales of real estate in the accompanying consolidated statements of operations.

11.	INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
As of December 31, 2014 and 2013, the Company’s investments in unconsolidated joint ventures were composed of the following (dollars in thousands):

				Investment Balance at December 31,
Joint Venture	Number of Properties	Location	Ownership %	2014	2013
NIP Joint Venture	23	Various	Less than 5.0%	$5,305	$7,484
110 William Joint Venture	1	New York, New York	60.0%	66,740	8,854
				$72,045	$16,338

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

Investment in National Industrial Portfolio Joint Venture
On May 18, 2012, the Company, through an indirect wholly owned subsidiary, entered into a joint venture (the “NIP Joint Venture”) with OCM NIP JV Holdings, L.P. and HC KBS NIP JV, LLC (“HC-KBS”). The NIP Joint Venture owns 23 industrial properties and a master lease with respect to another industrial property encompassing 11.4 million square feet. The Company made an initial capital contribution of $8.0 million which represents less than a 5.0% ownership interest in the NIP Joint Venture as of December 31, 2014. The Company has virtually no influence over the NIP Joint Venture’s operations, financial policies or decision making. Accordingly, the Company has accounted for its investment in the NIP Joint Venture under the cost method of accounting. Income, losses and distributions from the NIP Joint Venture are generally allocated among the members based on their respective equity interests.
KBS REIT I, an affiliate of the Advisor, is a member of HC-KBS and has a participation interest in certain future potential profits generated by the NIP Joint Venture.  However, KBS REIT I does not have any equity interest in the NIP Joint Venture. None of the other joint venture partners are affiliated with the Company or the Advisor.
As of December 31, 2014 and 2013, the book value of the Company’s investment in the NIP Joint Venture was $5.3 million and $7.5 million, respectively. During the year ended December 31, 2014, the Company recognized $2.2 million of return of capital from the NIP Joint Venture. During the year ended December 31, 2013, the Company recognized $0.1 million of income distributions and $0.4 million of return of capital from the NIP Joint Venture. During the year ended December 31, 2012, the Company recognized $0.1 million of income distributions and $0.1 million of return of capital from the NIP Joint Venture.
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
As of December 31, 2014 and 2013, the book value of the Company’s investment in the 110 William Joint Venture was $66.7 million and $8.9 million, respectively. During the years ended December 31, 2014 and 2013, the Company recognized an equity in loss of unconsolidated joint venture of $1.1 million and $0.1 million, respectively, related to the Company’s share of income and expenses earned and incurred by the 110 William Joint Venture.

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

Summarized financial information for the 110 William Joint Venture follows (in thousands):

	December 31, 2014	December 31, 2013
Assets:
Real estate assets, net of accumulated depreciation and amortization	$276,683	$—
Other assets	15,858	15,000
Total assets	$292,541	$15,000
Liabilities and Equity:
Notes payable, net	168,178	—
Other liabilities	15,796	243
Partners’ capital	108,567	14,757
Total Liabilities and Equity	$292,541	$15,000

	For the Years Ended December 31,
	2014	2013
Revenues	$22,536	$—
Expenses:
Operating, maintenance, and management	6,869	—
Real estate taxes and insurance	3,476	—
Real estate acquisition fees and expenses	1,016	244
Depreciation and amortization	8,806	—
Interest expense	4,193	—
Total expenses	24,360	244
Total other income	36	—
Net loss	(1,788)	(244)
Company’s equity in loss of unconsolidated joint venture	$(1,101)	$(146)

12.	PRO FORMA FINANCIAL INFORMATION (UNAUDITED)
The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the years ended December 31, 2014 and 2013. The Company acquired one office building and one apartment property during the year ended December 31, 2014, which were accounted for as business combinations. The following unaudited pro forma information for the years ended December 31, 2014 and 2013 has been prepared to give effect to the acquisition of the Plaza Buildings as if the acquisition had occurred on January 1, 2013. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had the acquisition occurred on this date, nor does it purport to predict the results of operations for future periods (in thousands, except share and per share amounts).

	For the Years Ended December 31,
	2014	2013
Revenues	$106,693	$82,168
Depreciation and amortization	47,317	$34,120
Net (loss) income attributable to common stockholders	(21,137)	$9,212
Net (loss) income per common share, basic and diluted	(0.35)	$0.16
Weighted-average number of common shares outstanding, basic and diluted	59,714,540	58,359,568
The unaudited pro forma information for the year ended December 31, 2014 was adjusted to exclude $2.1 million of acquisition costs incurred in 2014 in connection with the acquisition of the above property.

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

13.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2014 and 2013 (in thousands, except per share amounts):

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$24,626	$26,244	$27,598	$27,686
Net loss	$(9,894)	$(5,480)	$(3,426)	$(4,948)
Net loss attributable to common stockholders	$(9,617)	$(5,331)	$(3,367)	$(4,879)
Net loss per common share, basic and diluted	$(0.16)	$(0.09)	$(0.06)	$(0.08)
Distributions declared per common share (1)	$0.049	$0.056	$0.069	$0.088

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$10,463	$14,361	$23,281	$20,391
Net income (loss)	$1,741	$(2,429)	$7,260	$5,017
Net income (loss) attributable to common stockholders	$1,411	$(2,343)	$7,344	$5,081
Net income (loss) per common share, basic and diluted	$0.02	$(0.04)	$0.13	$0.09
Distributions declared per common share (1)	$0.062	$—	$—	$0.380
_____________________
(1) On March 20, 2013, the Company’s board of directors authorized a distribution in the amount of $0.06153498 per share of common stock to stockholders of record as of the close of business on March 22, 2013. The Company paid this distribution on April 4, 2013. On November 11, 2013, the Company’s board of directors authorized a distribution in the amount of $0.38 per share of common stock to stockholders of record as of the close of business on November 13, 2013. The Company paid this distribution on December 5, 2013. On March 6, 2014, the Company’s board of directors authorized a distribution in the amount of $0.04931507 per share of common stock to stockholders of record as of the close of business on March 31, 2014. The Company paid this distribution on April 15, 2014. On May 8, 2014, the Company’s board of directors authorized a distribution in the amount of $0.056096 per share of common stock to stockholders of record as of the close of business on June 16, 2014. The Company paid this distribution on June 23, 2014. On August 4, 2014, the Company’s board of directors authorized a distribution in the amount of $0.069315 per share of common stock to stockholders of record as of the close of business on September 15, 2014. The Company paid this distribution on September 24, 2014. On November 12, 2014, our board of directors authorized a distribution in the amount of $0.088219 per share of common stock to stockholders of record as of the close of business on December 15, 2014. The Company paid this distribution on December 29, 2014. Investors could choose to receive cash distributions or purchase additional shares under the dividend reinvestment plan.
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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Although there can be no assurance, the Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations as of December 31, 2014. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities.

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

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

15.	EARNINGS PER SHARE
The following table presents the computation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	For the Year Ended December 31,
	2014	2013	2012
Numerator
Loss from continuing operations	$(23,730)	$(152)	$(9,072)
Loss from continuing operations attributable to noncontrolling interests	554	302	232
(Loss) income from continuing operations attributable to common stockholders	(23,176)	150	(8,840)
Total (loss) income from discontinued operations	(18)	11,741	(1,023)
Total (income) loss from discontinued operations attributable to noncontrolling interests	—	(398)	101
Total (loss) income from discontinued operations attributable to common stockholders	(18)	11,343	(922)
Net (loss) income attributable to common stockholders	$(23,194)	$11,493	$(9,762)

Denominator
Weighted-average number of common shares outstanding, basic and diluted	59,714,540	58,359,568	35,458,656

Basic and diluted (loss) income per common share:
Continuing operations	$(0.39)	$—	$(0.25)
Discontinued operations	—	0.20	(0.03)
Net (loss) income per common share	$(0.39)	$0.20	$(0.28)

16.	SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Distribution Declared
On March 5, 2015, the Company’s board of directors authorized a distribution in the amount of $0.09246575 per share of common stock to stockholders of record as of the close of business on March 20, 2015. The Company expects to pay this distribution on March 26, 2015. The board of directors will declare distributions from time to time based on the Company’s income, cash flow and investing and financing activities. As such, the Company can also give no assurances as to the timing, amount or notice with respect to any other future distribution declarations.

KBS STRATEGIC OPPORTUNITY REIT, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
December 31, 2014
(dollar amounts in thousands)

				Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances	Land	Building and Improvements (1)	Total	Cost Capitalized Subsequent to Acquisition (2)	Land	Building and Improvements (1)	Total (3)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired or Foreclosed on
Properties Held for Investment
Academy Point Atrium I	Colorado Springs, CO	100.0%	$—	$1,650	$1,223	$2,873	$(273)	$1,056	$1,544	$2,600	$—	1981	11/03/2010
Northridge Center I & II	Atlanta, GA	100.0%	(6)	2,234	4,457	6,691	2,117	2,234	6,574	8,808	(1,233)	1985/1989	03/25/2011
Iron Point Business Park	Folsom, CA	100.0%	(5)	2,671	16,576	19,247	2,727	2,671	19,303	21,974	(2,893)	1999/2001	06/21/2011
1635 N. Cahuenga Building	Los Angeles, CA	70.0%	4,650	3,112	4,245	7,357	780	3,112	5,025	8,137	(783)	1983	08/03/2011
Richardson Portfolio
Palisades Central I	Richardson, TX	90.0%	(4)	1,037	8,628	9,665	1,785	1,037	10,413	11,450	(1,575)	1980	11/23/2011
Palisades Central II	Richardson, TX	90.0%	(4)	810	17,117	17,927	1,756	810	18,873	19,683	(3,690)	1985	11/23/2011
Greenway I	Richardson, TX	90.0%	(4)	561	1,170	1,731	1,016	561	2,186	2,747	(405)	1983	11/23/2011
Greenway III	Richardson, TX	90.0%	(4)	702	4,083	4,785	569	702	4,652	5,354	(1,210)	1983	11/23/2011
Undeveloped Land	Richardson, TX	90.0%	(4)	5,500	—	5,500	2,294	7,794	—	7,794	—	N/A	11/23/2011
Total Richardson Portfolio			38,000	8,610	30,998	39,608	7,420	10,904	36,124	47,028	(6,880)
Park Highlands	North Las Vegas, NV	50.1%	—	21,000	—	21,000	7,229	28,229	—	28,229	—	N/A	12/30/2011
Bellevue Technology Center	Bellevue, WA	100.0%	49,836	25,506	52,411	77,917	2,830	25,506	55,241	80,747	(5,334)	1973-2000	07/31/2012
Powers Ferry Landing East	Atlanta, GA	100.0%	(6)	1,643	3,761	5,404	4,015	1,643	7,776	9,419	(818)	1980/1982/1985	09/24/2012
1800 West Loop	Houston, TX	100.0%	(5)	8,360	59,292	67,652	5,631	8,360	64,923	73,283	(6,987)	1982	12/04/2012
West Loop I & II	Houston, TX	100.0%	(6)	7,300	29,742	37,042	2,490	7,300	32,232	39,532	(4,017)	1980/1981	12/07/2012
Burbank Collection	Burbank, CA	90.0%	9,043	4,175	8,799	12,974	1,257	4,175	10,056	14,231	(854)	2008	12/12/2012
Austin Suburban Portfolio	Austin, TX	100.0%	(6)	8,288	67,745	76,033	2,878	8,288	70,623	78,911	(7,465)	1985/1986/2000	03/28/2013
Westmoor Center	Westminster, CO	100.0%	54,880	10,058	73,510	83,568	2,636	10,058	76,146	86,204	(9,388)	1998/1999	06/12/2013
Central Building	Seattle, WA	100.0%	24,896	7,015	26,124	33,139	1,454	7,015	27,578	34,593	(2,130)	1907	07/10/2013
50 Congress Street	Boston, MA	100.0%	26,935	9,876	43,455	53,331	359	9,876	43,814	53,690	(3,828)	1910/1915	07/11/2013
1180 Raymond	Newark, NJ	100.0%	35,045	8,292	37,651	45,943	(1,165)	8,292	36,486	44,778	(1,579)	1929	08/20/2013
Park Highlands II	North Las Vegas, NV	99.5%	—	20,255	—	20,255	969	21,224	—	21,224	—	N/A	12/10/2013
Maitland Promenade II	Orlando, FL	100.0%	20,182	3,434	27,282	30,716	1,135	3,434	28,417	31,851	(2,161)	2001	12/18/2013
Plaza Buildings	Bellevue, WA	100.0%	134,707	53,040	133,157	186,197	6,203	53,040	139,360	192,400	(7,204)	1978/1983	01/14/2014
424 Bedford	Brooklyn, NY	90.0%	25,866	8,860	24,820	33,680	(4)	8,860	24,816	33,676	(617)	2010	01/31/2014
Richardson Land II	Richardson, TX	90.0%	—	7,462	—	7,462	482	7,944	—	7,944	—	N/A	09/04/2014
	Total Properties Held for Investment			$222,841	$645,248	$868,089	$51,170	$233,221	$686,038	$919,259	$(64,171)
____________________
(1) Building and improvements include tenant origination and absorption costs.
(2) Costs capitalized subsequent to acquisition is net of write-offs of fully depreciated/amortized assets.
(3) The aggregate cost of real estate for federal income tax purposes was $955.8 million as of December 31, 2014.
(4) As of December 31, 2014, $38.0 million of debt was outstanding secured by the Richardson Portfolio.
(5) As of December 31, 2014, $12.4 million of debt was outstanding secured by 1800 West Loop and Iron Point Business Park.
(6) As of December 31, 2014, $93.8 million of debt was outstanding secured by Northridge Center I & II, Powers Ferry Landing East, West Loop I & II and the Austin Suburban Portfolio.

KBS STRATEGIC OPPORTUNITY REIT, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
December 31, 2014
(dollar amounts in thousands)

	2014	2013	2012
Real Estate (1):
Balance at the beginning of the year	$668,018	$326,154	$110,335
Acquisitions (2)	227,339	342,985	212,152
Improvements	36,942	24,670	8,284
Write-off of fully depreciated and fully amortized assets	(10,362)	(5,835)	(3,360)
Impairments	(697)	(2,025)	—
Loss due to property damages	(707)	—	—
Sales	(1,274)	(17,931)	(1,257)
Balance at the end of the year	$919,259	$668,018	$326,154

Accumulated depreciation and amortization (1):
Balance at the beginning of the year	$29,859	$8,521	$2,583
Depreciation and amortization expense	44,848	28,956	9,305
Write-off of fully depreciated and fully amortized assets	(10,362)	(5,835)	(3,360)
Impairments	(118)	(638)	—
Sales	(56)	(1,145)	(7)
Balance at the end of the year	$64,171	$29,859	$8,521
____________________
(1) Amounts include real estate held for sale.
(2) Acquisitions includes properties which the Company acquired through foreclosure on or to which it otherwise received title.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on March 9, 2015.

KBS STRATEGIC OPPORTUNITY REIT, INC.

By:	/s/ Keith D. Hall
Keith D. Hall
Chief Executive Officer and Director (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ KEITH D. HALL	Chief Executive Officer and Director (principal executive officer)	March 9, 2015
Keith D. Hall
/s/ PETER MCMILLIAN III	Chairman of the Board, President and Director	March 9, 2015
Peter McMillian III
/s/ DAVID E. SNYDER	Chief Financial Officer (principal financial officer)	March 9, 2015
David E. Snyder
/s/ STACIE K. YAMANE	Chief Accounting Officer (principal accounting officer)	March 9, 2015
Stacie K. Yamane
/s/ MICHAEL L. MEYER	Director	March 9, 2015
Michael L. Meyer
/s/ WILLIAM M. PETAK	Director	March 9, 2015
William M. Petak
/s/ ERIC J. SMITH	Director	March 9, 2015
Eric J. Smith