Form 10-Q
period 2015-03-31
KBS Strategic Opportunity REIT, Inc.
filed 2015-05-14
CIK 1452936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No  ☒
As of May 11, 2015, there were 60,170,398 outstanding shares of common stock of KBS Strategic Opportunity REIT, Inc.

KBS STRATEGIC OPPORTUNITY REIT, INC.
FORM 10-Q
March 31, 2015

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2015	December 31, 2014
	(unaudited)
Assets
Real estate held for investment, net	$844,587	$847,734
Real estate held for sale, net	—	7,354
Real estate loan receivable, net	27,631	27,422
Total real estate and real estate-related investments, net	872,218	882,510
Cash and cash equivalents	44,907	19,093
Investments in unconsolidated joint ventures	72,667	72,045
Rents and other receivables, net	21,155	18,283
Above-market leases, net	1,788	2,061
Assets related to real estate held for sale	—	213
Prepaid expenses and other assets	28,002	28,309
Total assets	$1,040,737	$1,022,514
Liabilities and equity
Notes and bond payable:
Notes and bond payable, net	$555,521	$525,613
Notes payable related to real estate held for sale	—	4,650
Total notes payable and bond payable, net	555,521	530,263
Accounts payable and accrued liabilities	13,339	18,609
Due to affiliates	23	—
Below-market leases, net	3,909	4,403
Other liabilities	9,563	9,192
Total liabilities	582,355	562,467
Commitments and contingencies (Note 11)
Redeemable common stock	12,209	9,911
Equity
KBS Strategic Opportunity REIT, Inc. stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 60,243,679 and 60,044,329 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	602	600
Additional paid-in capital	524,487	524,489
Cumulative distributions and net losses	(95,003)	(91,691)
Total KBS Strategic Opportunity REIT, Inc. stockholders’ equity	430,086	433,398
Noncontrolling interests	16,087	16,738
Total equity	446,173	450,136
Total liabilities and equity	$1,040,737	$1,022,514
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2015	2014
Revenues:
Rental income	$21,860	$19,535
Tenant reimbursements	4,310	3,802
Interest income from real estate loan receivable	975	712
Other operating income	798	577
Total revenues	27,943	24,626
Expenses:
Operating, maintenance, and management	8,944	8,715
Real estate taxes and insurance	3,659	3,494
Asset management fees to affiliate	2,053	1,609
Real estate acquisition fees to affiliate	—	2,273
Real estate acquisition fees and expenses	—	2,176
General and administrative expenses	862	911
Depreciation and amortization	11,229	11,731
Interest expense	3,911	3,433
Total expenses	30,658	34,342
Other income (loss):
Other interest income	7	3
Equity in loss of unconsolidated joint venture	(218)	(168)
Gain on sale of real estate, net	8,311	—
Total other income (loss)	8,100	(165)
Income (loss) from continuing operations	5,385	(9,881)
Loss from discontinued operations	—	(13)
Net income (loss)	5,385	(9,894)
Net (income) loss attributable to noncontrolling interests	(3,150)	277
Net income (loss) attributable to common stockholders	$2,235	$(9,617)
Basic and diluted income (loss) per common share:
Continuing operations	$0.04	$(0.16)
Discontinued operations	—	—
Net income (loss) per common share	$0.04	$(0.16)
Weighted-average number of common shares outstanding, basic and diluted	60,036,526	59,593,935
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2015	2014
Net income (loss)	$5,385	$(9,894)
Other comprehensive income:
Unrealized gain on real estate securities	—	9
Total other comprehensive income	—	9
Total comprehensive income (loss)	5,385	(9,885)
Total comprehensive (income) loss attributable to noncontrolling interests	(3,150)	277
Total comprehensive income (loss) attributable to common stockholders	$2,235	$(9,608)
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Year Ended December 31, 2014 and the Three Months Ended March 31, 2015 (unaudited)
(dollars in thousands)

			Additional Paid-in Capital	Cumulative Distributions and Net Losses	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Common Stock
	Shares	Amounts
Balance, December 31, 2013	59,619,000	$596	$512,036	$(52,801)	$(9)	$459,822	$14,864	$474,686
Net loss	—	—	—	(23,194)	—	(23,194)	(554)	(23,748)
Other comprehensive income	—	—	—	—	9	9	—	9
Issuance of common stock	901,146	9	9,902	—	—	9,911	—	9,911
Transfers from redeemable common stock	—	—	7,662	—	—	7,662	—	7,662
Redemptions of common stock	(475,817)	(5)	(5,099)	—	—	(5,104)	—	(5,104)
Distributions declared	—	—	—	(15,696)	—	(15,696)	—	(15,696)
Other offering costs	—	—	(12)	—	—	(12)	—	(12)
Noncontrolling interests contributions	—	—	—	—	—	—	2,585	2,585
Distributions to noncontrolling interest	—	—	—	—	—	—	(157)	(157)
Balance, December 31, 2014	60,044,329	$600	$524,489	$(91,691)	$—	$433,398	$16,738	$450,136
Net income	—	—	—	2,235	—	2,235	3,150	5,385
Issuance of common stock	297,533	3	3,457	—	—	3,460	—	3,460
Transfers to redeemable common stock	—	—	(2,298)	—	—	(2,298)	—	(2,298)
Redemptions of common stock	(98,183)	(1)	(1,161)	—	—	(1,162)	—	(1,162)
Distributions declared	—	—	—	(5,547)	—	(5,547)	—	(5,547)
Noncontrolling interests contributions	—	—	—	—	—	—	239	239
Distributions to noncontrolling interest	—	—	—	—	—	—	(4,040)	(4,040)
Balance, March 31, 2015	60,243,679	$602	$524,487	$(95,003)	$—	$430,086	$16,087	$446,173
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2015	2014
Cash Flows from Operating Activities:
Net income (loss)	$5,385	$(9,894)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss due to property damages	55	647
Equity in loss of unconsolidated joint venture	218	168
Depreciation and amortization	11,229	11,731
Non-cash interest income on real estate-related investments	(209)	(98)
Gain on sale of real estate, net	(8,311)	—
Deferred rent	(1,379)	(2,427)
Bad debt expense	70	39
Amortization of above- and below-market leases, net	(221)	(354)
Amortization of deferred financing costs	731	593
Amortization of discount and (premium) on bond and notes payable, net	5	(12)
Changes in assets and liabilities:
Rents and other receivables	(1,019)	(1,303)
Prepaid expenses and other assets	(961)	(2,616)
Accounts payable and accrued liabilities	(3,202)	(1,969)
Due to affiliates	30	—
Other liabilities	371	2,564
Net cash provided by (used in) operating activities	2,792	(2,931)
Cash Flows from Investing Activities:
Acquisitions of real estate	—	(182,770)
Improvements to real estate	(10,070)	(8,995)
Proceeds from sales of real estate, net	15,734	—
Principal repayments on real estate securities	—	314
Investment in unconsolidated joint venture	(840)	—
Net cash provided by (used in) investing activities	4,824	(191,451)
Cash Flows from Financing Activities:
Proceeds from notes payable	30,066	193,361
Principal payments on notes payable	(4,813)	(120)
Payments of deferred financing costs	(5)	(2,979)
Payments to redeem common stock	(1,162)	(594)
Distributions paid	(2,087)	—
Noncontrolling interests contributions	239	1,475
Distributions to noncontrolling interests	(4,040)	—
Net cash provided by financing activities	18,198	191,143
Net increase (decrease) in cash and cash equivalents	25,814	(3,239)
Cash and cash equivalents, beginning of period	19,093	57,996
Cash and cash equivalents, end of period	$44,907	$54,757
Supplemental Disclosure of Cash Flow Information:
Interest paid, net of capitalized interest of $522 and $542 for the three months ended March 31, 2015 and 2014, respectively	$3,178	$2,238
Supplemental Disclosure of Noncash Investing and Financing Activities:
Mortgage debt assumed in connection with real estate acquisition (at fair value)	$—	$24,793
Application of escrow deposits to acquisition of real estate	$—	$13,000
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$3,460	$—
Liabilities assumed in connection with real estate acquisition	$—	$1,693
Increase in distribution payable	$—	$2,937
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
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
The Company sold 56,584,976 shares of common stock in its primary offering for gross offering proceeds of $561.7 million. As of March 31, 2015, the Company had sold 4,279,509 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $42.6 million. Also, as of March 31, 2015, the Company had redeemed 917,049 shares sold in the Offering for $9.5 million. Additionally, on December 29, 2011 and October 23, 2012, the Company issued 220,994 shares and 55,249 shares of common stock, respectively, for $2.0 million and $0.5 million, respectively, in private transactions exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933.
As of March 31, 2015, the Company owned 11 office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 63 acres of undeveloped land, one office portfolio consisting of three office properties, one retail property, two apartment properties, two investments in undeveloped land encompassing an aggregate of 1,670 acres, one first mortgage loan and two investments in unconsolidated joint ventures.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2014. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K filed with the SEC.
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2015
(unaudited)

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
Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of the prior period. During the three months ended March 31, 2015, the Company sold one office property. As a result, certain assets and liabilities were reclassified to held for sale on the consolidated balance sheets for all periods presented.
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
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three months ended March 31, 2015 and 2014.
Distributions declared per share were $0.09246575 and $0.04931507 during the three months ended March 31, 2015 and 2014, respectively.
Recently Issued Accounting Standards Updates
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2015
(unaudited)

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU No. 2014-15”). The amendments in ASU No. 2014-15 require management to evaluate, for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or are available to be issued when applicable) and, if so, provide related disclosures. ASU No. 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company does not expect the adoption of ASU No. 2014-15 to have a significant impact on its financial statements.
In January 2015, the FASB issued ASU No. 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20), Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU No. 2015-01”). The amendments in ASU No. 2015-01 eliminate from GAAP the concept of extraordinary items.  Although the amendments will eliminate the requirements in Subtopic 225-20 for reporting entities to consider whether an underlying event or transaction is extraordinary, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. ASU No. 2015-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not expect the adoption of ASU No. 2015-01 to have a significant impact on its financial statements.
In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU No. 2015-02”), which amended the existing accounting standards for consolidation under both the variable interest model and the voting model. ASU No. 2015-02 modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. ASU No. 2015-02 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. A reporting entity may apply the amendments in ASU No. 2015-02 using: (a) a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption; or (b) by applying the amendments retrospectively. The Company does not believe the adoption of ASU No. 2015-02 will have a material impact on its financial statements.
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs (“ASU No. 2015-03”).  The amendments in ASU No. 2015-03 require debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. ASU No. 2015-03 is limited to the presentation of debt issuance costs and does not affect the recognition and measurement of debt issuance costs.  ASU No. 2015-03 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 and is to be applied retrospectively.  Early adoption is permitted for financial statements that have not been previously issued.  The adoption of ASU No. 2015-03 would change the presentation of debt issuance costs, as the Company presents debt issuance costs as prepaid expenses and other assets on the accompanying consolidated balance sheets.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2015
(unaudited)

3.	REAL ESTATE HELD FOR INVESTMENT
As of March 31, 2015, the Company owned 11 office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 63 acres of undeveloped land, one office portfolio consisting of three office properties and one retail property encompassing, in the aggregate, approximately 4.5 million rentable square feet. As of March 31, 2015, these properties were 81% occupied. In addition, the Company owned two apartment properties, containing 383 units and encompassing approximately 0.3 million rentable square feet, which were 88% occupied. The Company also owned two investments in undeveloped land encompassing an aggregate of 1,670 acres. The following table summarizes the Company’s real estate held for investment as of March 31, 2015 and December 31, 2014, respectively (in thousands):

	March 31, 2015	December 31, 2014
Land	$231,361	$230,109
Buildings and improvements	634,984	630,206
Tenant origination and absorption costs	49,393	50,807
Total real estate, cost	915,738	911,122
Accumulated depreciation and amortization	(71,151)	(63,388)
Total real estate, net	$844,587	$847,734

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2015
(unaudited)

The following table provides summary information regarding the Company's real estate held for investment as of March 31, 2015 (in thousands):

Property	Date Acquired or Foreclosed on	City	State	Property Type	Land	Building and Improvements	Tenant Origination and Absorption	Total Real Estate at Cost (1)	Accumulated Depreciation and Amortization	Total Real Estate, Net	Ownership %
Academy Point Atrium I	11/03/2010	Colorado Springs	CO	Office	$1,056	$1,544	$—	$2,600	$(24)	$2,576	100.0%
Northridge Center I & II	03/25/2011	Atlanta	GA	Office	2,234	6,888	—	9,122	(1,408)	7,714	100.0%
Iron Point Business Park	06/21/2011	Folsom	CA	Office	2,670	19,230	150	22,050	(3,193)	18,857	100.0%
Richardson Portfolio:
Palisades Central I	11/23/2011	Richardson	TX	Office	1,037	9,686	832	11,555	(1,758)	9,797	90.0%
Palisades Central II	11/23/2011	Richardson	TX	Office	810	17,521	1,554	19,885	(4,115)	15,770	90.0%
Greenway I	11/23/2011	Richardson	TX	Office	561	2,186	—	2,747	(455)	2,292	90.0%
Greenway III	11/23/2011	Richardson	TX	Office	702	3,923	823	5,448	(1,319)	4,129	90.0%
Undeveloped Land	11/23/2011	Richardson	TX	Undeveloped Land	7,991	—	—	7,991	—	7,991	90.0%
Total Richardson Portfolio					11,101	33,316	3,209	47,626	(7,647)	39,979
Park Highlands	12/30/2011	North Las Vegas	NV	Undeveloped Land	28,869	—	—	28,869	—	28,869	50.1%
Bellevue Technology Center	07/31/2012	Bellevue	WA	Office	25,506	52,412	3,813	81,731	(5,960)	75,771	100.0%
Powers Ferry Landing East	09/24/2012	Atlanta	GA	Office	1,643	8,046	106	9,795	(1,007)	8,788	100.0%
1800 West Loop	12/04/2012	Houston	TX	Office	8,360	60,001	5,521	73,882	(7,853)	66,029	100.0%
West Loop I & II	12/07/2012	Houston	TX	Office	7,300	29,389	2,965	39,654	(4,482)	35,172	100.0%
Burbank Collection	12/12/2012	Burbank	CA	Retail	4,175	9,268	945	14,388	(992)	13,396	90.0%
Austin Suburban Portfolio	03/28/2013	Austin	TX	Office	8,288	66,721	4,412	79,421	(8,316)	71,105	100.0%
Westmoor Center	06/12/2013	Westminster	CO	Office	10,058	65,972	9,225	85,255	(9,955)	75,300	100.0%
Central Building	07/10/2013	Seattle	WA	Office	7,015	25,701	2,301	35,017	(2,524)	32,493	100.0%
50 Congress Street	07/11/2013	Boston	MA	Office	9,876	40,497	3,230	53,603	(4,114)	49,489	100.0%
1180 Raymond	08/20/2013	Newark	NJ	Apartment	8,292	36,500	136	44,928	(1,872)	43,056	100.0%
Park Highlands II	12/10/2013	North Las Vegas	NV	Undeveloped Land	21,500	—	—	21,500	—	21,500	99.5%
Maitland Promenade II	12/18/2013	Orlando	FL	Office	3,434	23,605	4,811	31,850	(2,700)	29,150	100.0%
Plaza Buildings	01/14/2014	Bellevue	WA	Office	53,040	131,048	8,569	192,657	(8,314)	184,343	100.0%
424 Bedford	01/31/2014	Brooklyn	NY	Apartment	8,860	24,846	—	33,706	(790)	32,916	90.0%
Richardson Land II	09/04/2014	Richardson	TX	Undeveloped Land	8,084	—	—	8,084	—	8,084	90.0%
					$231,361	$634,984	$49,393	$915,738	$(71,151)	$844,587
_____________________
(1) Amounts are net of impairment charges.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2015
(unaudited)

Operating Leases
Certain of the Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of March 31, 2015, the leases, excluding options to extend and apartment leases, which have terms that are generally one year or less, had remaining terms of up to 13.0 years with a weighted-average remaining term of 3.9 years. Some of the leases have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from tenants in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash and assumed in real estate acquisitions or foreclosures related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $5.0 million and $5.0 million as of March 31, 2015 and December 31, 2014, respectively.
During the three months ended March 31, 2015 and 2014, the Company recognized deferred rent from tenants of $1.4 million and $2.4 million, respectively, net of lease incentive amortization. As of March 31, 2015 and December 31, 2014, the cumulative deferred rent receivable balance, including unamortized lease incentive receivables, was $18.8 million and $16.8 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $2.2 million and $1.6 million of unamortized lease incentives as of March 31, 2015 and December 31, 2014, respectively. The Company records property operating expense reimbursements due from tenants for common area maintenance, real estate taxes, and other recoverable costs in the period the related expenses are incurred.
As of March 31, 2015, the future minimum rental income from the Company’s properties, excluding apartment leases, under non-cancelable operating leases was as follows (in thousands):

April 1, 2015 through December 31, 2015	$53,883
2016	69,713
2017	60,920
2018	50,043
2019	37,878
Thereafter	76,742
$349,179
As of March 31, 2015, the Company’s commercial real estate properties were leased to approximately 500 tenants over a diverse range of industries and geographic areas. The Company’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Finance	50	$11,339	14.8%
Computer System Design & Programming	40	9,459	12.3%
Insurance Carriers & Related Activities	27	8,929	11.6%
		$29,727	38.7%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of March 31, 2015, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
No other tenant industries accounted for more than 10% of annualized base rent. No material tenant credit issues have been identified at this time.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2015
(unaudited)

Geographic Concentration Risk
As of March 31, 2015, the Company’s real estate investments in Washington and Texas represented 28.1% and 21.2% of the Company’s total assets, respectively.  As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the Washington and Texas real estate markets.  Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.

4.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW‑MARKET LEASE LIABILITIES
As of March 31, 2015 and December 31, 2014, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Cost	$49,393	$50,807	$3,664	$3,752	$(7,183)	$(7,585)
Accumulated Amortization	(20,617)	(19,113)	(1,876)	(1,691)	3,274	3,182
Net Amount	$28,776	$31,694	$1,788	$2,061	$(3,909)	$(4,403)
Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three months ended March 31, 2015 and 2014 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended March 31,		For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2015	2014	2015	2014	2015	2014
Amortization	$(2,923)	$(4,368)	$(273)	$(303)	$494	$657
Additionally, as of March 31, 2015 and December 31, 2014, the Company had recorded unamortized tax abatement intangible assets, which are included in prepaid expenses and other assets in the accompanying balance sheets, of $8.0 million and $8.2 million, respectively.  During the three months ended March 31, 2015 and 2014 the Company recorded amortization expense of $0.2 million and $0.2 million related to tax abatement intangible assets, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2015
(unaudited)

5.	REAL ESTATE LOAN RECEIVABLE
As of March 31, 2015, the Company owned one real estate loan receivable that it had originated. The information for that real estate loan receivable as of March 31, 2015 and December 31, 2014 is set forth below (in thousands):

Loan Name Location of Related Property or Collateral	Date Originated	Property Type	Loan Type	Outstanding Principal Balance as of March 31, 2015 (1)	Book Value as of March 31, 2015 (2)	Book Value as of December 31, 2014 (2)	Contractual Interest Rate (3)	Annualized Effective Interest Rate (3)	Maturity Date
University House First Mortgage
New York, New York	3/20/2013	Student Housing	Mortgage	$27,850	$27,631	$27,422	11.0%	14.2%	06/30/2015
_____________________
(1) Outstanding principal balance as of March 31, 2015 represents original principal balance outstanding under the loan, increased for any subsequent fundings, including interest income deferred until maturity.
(2) Book value of the real estate loan receivable represents outstanding principal balance adjusted for unamortized acquisition discounts, origination fees and direct origination and acquisition costs and additional interest accretion.
(3) Contractual interest rate is the stated interest rates on the face of the loan. Annualized effective interest rate is calculated as the actual interest income recognized in 2015, using the interest method annualized (if applicable) and divided by the average amortized cost basis of the investment. The annualized effective interest rate and contractual interest rate presented are as of March 31, 2015.
The following summarizes the activity related to the real estate loan receivable for the three months ended March 31, 2015 (in thousands):

Real estate loan receivable - December 31, 2014	$27,422
Accretion of closing costs and origination fees on real estate loan receivable, net	209
Real estate loan receivable - March 31, 2015	$27,631
For the three months ended March 31, 2015 and 2014, interest income from the real estate loan receivable consisted of the following (in thousands):

	Three Months Ended March 31,
	2015	2014
Contractual interest income	$766	$605
Accretion of closing costs, origination fees and extension fees, net	209	107
Interest income from real estate loan receivable	$975	$712

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2015
(unaudited)

6.	REAL ESTATE SALES
In accordance with ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU No. 2014-08”) properties that are classified as held for sale in the ordinary course of business on or subsequent to January 1, 2014 would generally be included in continuing operations on the Company’s consolidated statements of operations. Properties that were classified as held for sale in financial statements issued prior to January 1, 2014 will remain in discontinued operations on the Company’s consolidated statements of operations. Prior to the adoption of ASU 2014-08, the operations of properties held for sale or to be disposed of and the aggregate net gains recognized upon their disposition were presented as discontinued operations in the accompanying consolidated statements of operations for all periods presented. During the three months ended March 31, 2015, the Company disposed of one office property and no properties were classified as held for sale as of March 31, 2015.
During the year ended December 31, 2014, the Company sold one office property and during the three months ended March 31, 2015, the Company sold one office property, which were not classified as held for sale in financial statements issued for the reporting period prior to January 1, 2014. The operations of these properties and gain on sale are included in continuing operations on the accompanying statements of operations. The following table summarizes certain revenue and expenses related to these properties for the three months ended March 31, 2015, and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Total revenues	$210	$272

Total expenses	347	372

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2015
(unaudited)

7.	NOTES AND BOND PAYABLE
As of March 31, 2015 and December 31, 2014, the Company’s notes and bond payable consisted of the following (dollars in thousands):

	Book Value as of March 31, 2015	Book Value as of December 31, 2014	Contractual Interest Rate as of March 31, 2015 (1)	Effective Interest Rate at March 31, 2015 (1)	Payment Type	Maturity Date (2)
Richardson Portfolio Mortgage Loan	$38,000	$38,000	One-Month LIBOR + 2.10%	2.27%	Interest Only (3)	05/01/2017
Bellevue Technology Center Mortgage Loan	49,836	49,836	One-Month LIBOR + 2.25%	2.42%	Interest Only (3)	03/01/2017
Portfolio Revolving Loan Facility (4)	38,353	12,447	One-Month LIBOR + 2.25%	2.42%	Interest Only	05/01/2017
Portfolio Mortgage Loan	95,311	93,751	One-Month LIBOR + 2.50%	2.67%	Interest Only (3)	07/01/2017
1635 N. Cahuenga Mortgage Loan (5)	—	4,650	(5)	(5)	(5)	(5)
Burbank Collection Mortgage Loan	9,098	9,043	One-Month LIBOR + 2.35%	2.54%	Interest Only	09/30/2016
50 Congress Mortgage Loan	27,543	26,935	One-Month LIBOR + 1.90%	2.07%	Interest Only (3)	10/01/2017
1180 Raymond Bond Payable	6,910	6,945	6.50%	6.50%	Principal & Interest	09/01/2036
Central Building Mortgage Loan	24,896	24,896	One-Month LIBOR + 1.75%	1.92%	Interest Only	11/13/2018
Maitland Promenade II Mortgage Loan (6)	20,182	20,182	One-Month LIBOR + 2.90%	3.25%	Interest Only (3)	01/01/2017
Westmoor Center Mortgage Loan	56,036	54,880	One-Month LIBOR + 2.25%	2.42%	Interest Only (3)	02/01/2018
Plaza Buildings Senior Loan	110,488	109,707	One-Month LIBOR + 1.90%	2.07%	Interest Only (3)	01/14/2017
Plaza Buildings Mezzanine Loan (7)	25,000	25,000	(7)	8.10%	Interest Only	01/14/2017
424 Bedford Mortgage Loan	25,738	25,866	3.91%	3.91%	Principal & Interest	10/01/2022
1180 Raymond Mortgage Loan	28,100	28,100	One-Month LIBOR + 2.25%	2.42%	Interest Only	12/01/2017
Total Notes and Bond Payable principal outstanding	555,491	530,238
Net Premium/Discount on Notes and Bond Payable (8)	30	25
Total Notes and Bond Payable, net	$555,521	$530,263
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of March 31, 2015. Effective interest rate is calculated as the actual interest rate in effect as of March 31, 2015 (consisting of the contractual interest rate and contractual floor rates), using interest rate indices at March 31, 2015, where applicable.
(2) Represents the initial maturity date or the maturity date as extended as of March 31, 2015; subject to certain conditions, the maturity dates of certain loans may be extended beyond the date shown.
(3) Represents the payment type required under the loan as of March 31, 2015. Certain future monthly payments due under this loan also include amortizing principal payments. For more information of the Company’s contractual obligations under its notes and bond payable, see five-year maturity table below.
(4) The Portfolio Revolving Loan Facility is secured by the 1800 West Loop Building and the Iron Point Business Park. The Portfolio Revolving Loan Facility is comprised of $59.5 million of revolving debt and $13.0 million of non-revolving debt available to be used for tenant improvements, leasing commissions and capital improvements, subject to certain terms and conditions contained in the loan documents. As of March 31, 2015, $30.0 million of revolving debt and $8.4 million of non-revolving debt had been disbursed to the Company and the remaining $29.5 million of revolving debt and $4.6 million of non-revolving debt is available for future disbursements, subject to certain conditions contained in the loan documents. Monthly payments are initially interest only. Beginning June 1, 2016, and to the extent that there are amounts outstanding under the non-revolving portion of the loan, monthly payments will include interest and principal amortization payments of up to $80,000 per month.
(5) On March 11, 2015, in connection with the disposition of 1635 N. Cahuenga, the joint venture paid off the outstanding principal balance and all other sums due under this loan.
(6) Interest on the Maitland Promenade II Mortgage Loan is calculated at a variable annual rate of 290 basis points over one-month LIBOR, but at no point shall the interest rate be less than 3.25%.
(7) Interest on this loan is calculated as a floating rate of 785 basis points over one-month LIBOR, but at no point shall interest rate be less than 8.10%. On April 1, 2015, the Company paid off the outstanding principal balance and all other sums due under this loan.
(8) Represents the unamortized premium/discount on notes and bond payable due to the above- and below-market interest rates when the debt was assumed. The discount/premium is amortized over the remaining life of the notes and bond payable.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2015
(unaudited)

During the three months ended March 31, 2015 and 2014, the Company incurred $3.9 million and $3.4 million of interest expense, respectively. Included in interest expense for the three months ended March 31, 2015 and 2014 was $0.7 million and $0.6 million of amortization of deferred financing costs, respectively. Additionally, during the three months ended March 31, 2015 and 2014 the Company capitalized $0.5 million and $0.5 million of interest to its investments in undeveloped land, respectively. As of March 31, 2015 and December 31, 2014, the Company’s deferred financing costs were $5.5 million and $6.1 million, respectively, net of amortization, and are included in prepaid expenses and other assets on the accompanying consolidated balance sheets. As of March 31, 2015 and December 31, 2014, the Company’s interest payable was $1.2 million and $1.2 million, respectively.
The following is a schedule of maturities, including principal amortization payments, for all notes and bond payable outstanding as of March 31, 2015 (in thousands):

April 1, 2015 through December 31, 2015	$1,554
2016	14,537
2017	430,982
2018	82,117
2019	7,804
Thereafter	18,497
$555,491
The Company’s notes payable contain financial debt covenants. As of March 31, 2015, the Company was in compliance with all of these debt covenants.

8.	FAIR VALUE DISCLOSURES
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
March 31, 2015
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
The following were the face values, carrying amounts and fair values of the Company’s financial instruments as of March 31, 2015 and December 31, 2014, which carrying amounts do not approximate the fair values (in thousands):

	March 31, 2015			December 31, 2014
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Real estate loans receivable	$27,850	$27,631	$27,840	$27,850	$27,422	$27,813
Financial liabilities:
Notes and bond payable	$555,491	$555,521	$559,144	$530,238	$530,263	$534,045
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2015
(unaudited)

9.	RELATED PARTY TRANSACTIONS
The Advisory Agreement entitles the Advisor to specified fees upon the provision of certain services with regard to the investment of funds in real estate and real estate-related investments and the disposition of real estate and real estate-related investments (including the discounted payoff of non-performing loans) among other services, as well as reimbursement of certain costs incurred by the Advisor in providing services to the Company. The Advisory Agreement may also entitle the Advisor to certain back-end cash flow participation fees. The Company also entered into a fee reimbursement agreement (the “AIP Reimbursement Agreement”) with KBS Capital Markets Group LLC, the dealer manager for the Company’s initial public offering (the “Dealer Manager”), pursuant to which the Company agreed to reimburse the Dealer Manager for certain fees and expenses it incurs for administering the Company’s participation in the Depository Trust & Clearing Corporation Alternative Investment Product Platform with respect to certain accounts of the Company’s investors serviced through the platform. The Advisor and Dealer Manager also serve as the advisor and dealer manager, respectively, for KBS Real Estate Investment Trust, Inc. (“KBS REIT I”), KBS Real Estate Investment Trust II, Inc. (“KBS REIT II”), KBS Real Estate Investment Trust III, Inc. (“KBS REIT III”), KBS Legacy Partners Apartment REIT, Inc. (“KBS Legacy Partners Apartment REIT”) and KBS Strategic Opportunity REIT II, Inc. (“KBS Strategic Opportunity REIT II”) and anticipate that they will serve as the advisor and dealer manager, respectively, for KBS Growth & Income REIT, Inc.
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
During the three months ended March 31, 2015 and 2014, no other transactions occurred between the Company and these other KBS-sponsored programs.
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three months ended March 31, 2015 and 2014, respectively, and any related amounts payable as of March 31, 2015 and December 31, 2014 (in thousands):

	Incurred		Payable as of
	Three Months Ended March 31,		March 31,	December 31,
	2015	2014	2015	2014
Expensed
Asset management fees	$2,053	$1,609	$—	$—
Real estate acquisition fees	—	2,273	—	—
Reimbursable operating expenses (1)	46	31	23	—
Disposition fees(2)	102	—	—	—
	$2,201	$3,913	$23	$—
_____________________
(1) The Advisor may seek reimbursement for certain employee costs under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $33,000 and $31,000 for the three months ended March 31, 2015 and 2014, respectively, and were the only employee costs reimbursed under the Advisory Agreement during these periods. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers.
(2) Disposition fees with respect to real estate sold are included in the gain on sales of real estate in the accompanying consolidated statements of operations.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2015
(unaudited)

10.	INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
As of March 31, 2015 and December 31, 2014, the Company’s investments in unconsolidated joint ventures were composed of the following (dollars in thousands):

				Investment Balance at
Joint Venture	Number of Properties	Location	Ownership %	March 31, 2015	December 31, 2014
NIP Joint Venture	23	Various	Less than 5.0%	$5,305	$5,305
110 William Joint Venture	1	New York, New York	60.0%	67,362	66,740
				$72,667	$72,045
Investment in National Industrial Portfolio Joint Venture
On May 18, 2012, the Company, through an indirect wholly owned subsidiary, entered into a joint venture (the “NIP Joint Venture”) with OCM NIP JV Holdings, L.P. and HC KBS NIP JV, LLC (“HC-KBS”). The NIP Joint Venture owns 23 industrial properties and a master lease with respect to another industrial property encompassing 11.4 million square feet. The Company made an initial capital contribution of $8.0 million which represents less than a 5.0% ownership interest in the NIP Joint Venture as of March 31, 2015. The Company has virtually no influence over the NIP Joint Venture’s operations, financial policies or decision making. Accordingly, the Company has accounted for its investment in the NIP Joint Venture under the cost method of accounting. Income, losses and distributions from the NIP Joint Venture are generally allocated among the members based on their respective equity interests.
KBS REIT I, an affiliate of the Advisor, is a member of HC-KBS and has a participation interest in certain future potential profits generated by the NIP Joint Venture.  However, KBS REIT I does not have any equity interest in the NIP Joint Venture. None of the other joint venture partners are affiliated with the Company or the Advisor.
As of March 31, 2015 and December 31, 2014, the book value of the Company’s investment in the NIP Joint Venture was $5.3 million. During the three months ended March 31, 2015 and 2014, the Company did not receive any distributions related to its investment in the NIP Joint Venture.
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
As of March 31, 2015 and December 31, 2014, the book value of the Company’s investment in the 110 William Joint Venture was $67.4 million and $66.7 million, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2015
(unaudited)

Summarized financial information for the 110 William Joint Venture follows (in thousands):

	March 31, 2015	December 31, 2014
Assets:
Real estate assets, net of accumulated depreciation and amortization	$275,028	$276,683
Other assets	16,414	15,858
Total assets	$291,442	$292,541
Liabilities and Equity:
Notes payable, net(1)	166,900	168,178
Other liabilities	14,920	15,796
Partners’ capital	109,622	108,567
Total Liabilities and Equity	$291,442	$292,541
_____________________
(1) Includes (i) a first mortgage loan with an outstanding principal balance of $140.1 million and $140.7 million as of March 31, 2015 and December 31, 2014, respectively, bearing interest at a fixed rate of 4.8% per annum and maturing on July 6, 2017 and (ii) a mezzanine loan with an outstanding principal balance of $20.0 million as of March 31, 2015 and December 31, 2014 bearing interest at a fixed rate of 9.5% per annum and maturing on July 6, 2017.  The amount presented is net of a premium on notes payable of $6.8 million and $7.5 million as of March 31, 2015 and December 31, 2014, respectively.

	Three Months ended March 31, 2015	Three Months ended March 31, 2014
Revenues	$8,285	$—
Expenses:
Operating, maintenance, and management	2,703	—
Real estate taxes and insurance	1,336	—
Real estate acquisition fees and expenses	—	280
Depreciation and amortization	3,060	—
Interest expense	1,533	—
Total expenses	8,632	280
Other income	1	—
Net loss	(346)	(280)
Company's equity in loss of unconsolidated joint venture	$(218)	$(168)

11.	COMMITMENTS AND CONTINGENCIES
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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Although there can be no assurance, the Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations as of March 31, 2015. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2015
(unaudited)

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

12.	EARNINGS PER SHARE
The following table presents the computation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2015	2014
Numerator
Income (loss) from continuing operations	$5,385	$(9,881)
(Income) loss from continuing operations attributable to noncontrolling interests	(3,150)	277
Income (loss) from continuing operations attributable to common stockholders	2,235	(9,604)
Total loss from discontinued operations	—	(13)
Total income from discontinued operations attributable to noncontrolling interests	—	—
Total loss from discontinued operations attributable to common stockholders	—	(13)
Net income (loss) attributable to common stockholders	$2,235	$(9,617)

Denominator
Weighted-average number of common shares outstanding, basic and diluted	60,036,526	59,593,935

Basic and diluted income (loss) per common share:
Continuing operations	$0.04	$(0.16)
Discontinued operations	—	—
Net income (loss) per common share	$0.04	$(0.16)

13.	SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Distribution Declared
On May 12, 2015, the Company’s board of directors authorized a distribution in the amount of $0.09349315 per share of common stock to stockholders of record as of the close of business on June 18, 2015. The Company expects to pay this distribution on June 25, 2015. The board of directors will declare distributions from time to time based on the Company’s income, cash flow and investing and financing activities. As such, the Company can give no assurances as to the timing, amount or notice with respect to any future distribution declarations.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2015
(unaudited)

Amended Share Redemption Program
On May 12, 2015, the Company’s board of directors adopted a fifth amended and restated share redemption program (the “Amended Share Redemption Program”).  Pursuant to the Amended Share Redemption Program, all eligible shares will be redeemed at a price equal to the most recent estimated value per share as of the applicable redemption date, regardless of how long such shares have been held or whether shares are being redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence.”  There were no other changes to the Amended Share Redemption Program. The Amended Share Redemption Program will be effective June 13, 2015.
Amended Dividend Reinvestment Plan
On May 12, 2015, the Company’s board of directors adopted a fifth amended and restated dividend reinvestment plan (the “Amended Dividend Reinvestment Plan”).  Pursuant to the Amended Dividend Reinvestment Plan, shares may be purchased at a price equal to the estimated value per share most recently announced in a public filing.  There were no other changes to the Amended Dividend Reinvestment Plan. The Amended Dividend Reinvestment Plan will be effective July 1, 2015.

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

All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission (the “SEC”).

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
On January 8, 2009, we filed a registration statement on Form S‑11 with the SEC to offer a minimum of 250,000 shares and a maximum of 140,000,000 shares of common stock for sale to the public, of which 100,000,000 shares were registered in our primary offering and 40,000,000 shares were registered under our dividend reinvestment plan. We ceased offering shares of common stock in our primary offering on November 14, 2012. We sold 56,584,976 shares of common stock in the primary offering for gross offering proceeds of $561.7 million. We continue to offer shares of common stock under the dividend reinvestment plan. As of March 31, 2015, we had sold 4,279,509 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $42.6 million. Also as of March 31, 2015, we had redeemed 917,049 of the shares sold in our offering for $9.5 million. Additionally, on December 29, 2011 and October 23, 2012, we issued 220,994 shares and 55,249 shares of common stock, respectively, for $2.0 million and $0.5 million, respectively, in private transactions exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.
As of March 31, 2015, we owned 11 office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 63 acres of undeveloped land, one office portfolio consisting of three office properties, one retail property, two apartment properties, two investments in undeveloped land encompassing an aggregate of 1,670 acres, one first mortgage loan and two investments in unconsolidated joint ventures.
Market Outlook – Real Estate and Real Estate Finance Markets
The following discussion is based on management’s beliefs, observations and expectations with respect to the real estate and real estate finance markets.
Current conditions in the global capital markets remain volatile as the world’s economic growth has been affected by geopolitical and economic events. Geopolitical events in Europe and the Middle East escalated throughout 2014 and into 2015. The rise of the Islamic State and the struggle between the Ukrainian government and pro-Russian rebels have kept the U.S. and its allies engaged in international military conflicts. The slowdown in global economic growth, and in particular the slowing of the Chinese economy, has had a ripple effect through the energy and commodity markets. Decreasing demand for commodities, in particular oil, has led to a steep price decline in most commodity market prices. In this type of economic environment, deflation is a real risk. While the U.S. economy has rebounded from the recent recession, the remainder of the world’s industrialized and emerging economies have struggled to maintain even low levels of economic growth.
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
The Federal Reserve has maintained an accommodative monetary policy since the beginning of the financial crisis. Through a variety of monetary tools and programs, the Federal Reserve injected trillions of U.S. dollars into the global financial markets. The U.S. QE program focused on the purchase of U.S. treasury bonds and mortgage backed securities. In October of 2014, the Federal Reserve concluded the most recent phase of QE. The end of this program has shifted investor focus to the timing of an eventual interest rate increase by the Federal Reserve.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

In the United States, recent economic data has been improving. Slow and steady growth in the labor markets drove unemployment below 6%. Consumer spending in the United States has increased, and is being driven by lower debt service burdens, record high stock market valuations, rebounding home prices and a dramatic decrease in the cost of gasoline. Consumer confidence levels are starting to reach levels last seen in the 1990s. U.S. gross domestic product (“U.S. GDP”) has continued to grow at a moderate annualized rate. On an annual basis, U.S. GDP growth in 2014 was 2.4%, which was a slight improvement over 2013’s growth rate of 2.2%. In the second half of 2014, the U.S. dollar began to appreciate against the currencies of other nations. However, the effects of a strong dollar and weak international economic growth began to materialize in the form of reduced corporate earnings in the fourth quarter of 2014. The labor force participation rate continues to be low and personal income growth has remained muted. During the first quarter of 2015, U.S. GDP increased at an annual rate of 0.2%.
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
Overall, despite indications of recovery in the United States, uncertainties abound. China’s export-based economy has slowed and the Japanese government continues to experiment with QE. The EU is faced with the economic collapse of Greece, another recession and an escalating military conflict in the Ukraine. In the United States, the Federal Reserve is faced with the impact of a strong dollar and record low interest rates. In the short-term, we anticipate that market conditions will continue to remain volatile and, combined with a challenging global macro-economic environment, may interfere with the implementation of our business strategy and/or force us to modify it.
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
We sold 56,584,976 shares of common stock in the primary portion of our initial public offering for gross offering proceeds of $561.7 million. We ceased offering shares in the primary portion of our initial public offering on November 14, 2012. We continue to offer shares of common stock under the dividend reinvestment plan. As of March 31, 2015, we had sold 4,279,509 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $42.6 million. To date, we have invested substantially all of the net proceeds from our initial public offering in real estate and real estate-related investments. We intend to use our cash on hand, proceeds from debt financing, cash flow generated by our real estate operations and real estate-related investments, proceeds from our dividend reinvestment plan and principal repayments on our real estate loans receivable as our primary sources of immediate and long-term liquidity.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures and corporate general and administrative expenses.  Cash flow from operations from our real estate investments is primarily dependent upon the occupancy levels of our properties, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures.  As of March 31, 2015, our office and retail properties were collectively 81% occupied and our apartment properties were collectively 88% occupied.
Investments in real estate-related loans generate cash flow in the form of interest income, which are reduced by loan service fees, asset management fees and corporate general and administrative expenses. As of March 31, 2015, we had one real estate loan receivable outstanding with a total book value of $27.6 million. The borrower under our real estate loan receivable was current on all contractual debt service payments as of March 31, 2015.
As of March 31, 2015, we had outstanding debt obligations in the aggregate principal amount of $555.5 million, with a weighted average remaining term of 2.7 years. As of March 31, 2015, we had $29.5 million of unrestricted secured revolving debt available for future disbursements under a portfolio loan facility, subject to certain conditions set forth in the loan agreement.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the Conflicts Committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expense reimbursements for the four fiscal quarters ended March 31, 2015 did not exceed the charter imposed limitation.
For the three months ended March 31, 2015, our cash needs for capital expenditures and debt servicing were met with proceeds from debt financing and proceeds from our dividend reinvestment plan. Operating cash needs during the same period were met through cash flow generated by our real estate and real estate-related investments and cash on hand.
Cash Flows from Operating Activities
As of March 31, 2015, we owned 11 office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 63 acres of undeveloped land, one office portfolio consisting of three office properties, one retail property, two apartment properties, two investments in undeveloped land encompassing an aggregate of 1,670 acres, one first mortgage loan and two investments in unconsolidated joint ventures. During the three months ended March 31, 2015, net cash provided by operating activities was $2.8 million. We expect that our cash flows from operating activities will increase in future years as a result of leasing additional space that is currently unoccupied. However, our cash flows from operating activities may decrease to the extent that we dispose of assets.
Cash Flows from Investing Activities
Net cash provided by investing activities was $4.8 million for the three months ended March 31, 2015 and primarily consisted of the following:

•	Proceeds from the sale of real estate of $15.7 million;

•	Improvements to real estate of $10.1 million; and

•	Investment in an unconsolidated joint venture of $0.8 million;
Cash Flows from Financing Activities
Net cash provided by financing activities was $18.2 million for the three months ended March 31, 2015 and consisted primarily of the following:

•	$25.3 million of net cash provided by debt and other financings as a result of proceeds from notes payable of $30.1 million, partially offset by principal payments on notes payable of $4.8 million;

•	$4.0 million of distributions to noncontrolling interests;

•	$2.1 million of net cash distributions to stockholders, after giving effect to distributions reinvested by stockholders of $3.5 million;

•	$1.2 million of cash used for redemptions of common stock; and

•	$0.2 million of contributions from noncontrolling interests.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

In order to execute our investment strategy, we utilize secured debt and we may, to the extent available, utilize unsecured debt to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinancing and interest risks, are properly balanced with the benefit of using leverage. There is no limitation on the amount we may borrow for any single investment. Our charter limits our total liabilities such that our total liabilities may not exceed 75% of the cost of our tangible assets; however, we may exceed that limit if a majority of the Conflicts Committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our common stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of March 31, 2015, our borrowings and other liabilities were approximately 53% of the cost (before depreciation or other noncash reserves) and book value (before depreciation) of our tangible assets.
In addition to making investments in accordance with our investment objectives, we use or have used our capital resources to make certain payments to our advisor and our dealer manager. During our offering stage, these payments included payments to our dealer manager for selling commissions and dealer manager fees related to sales in our primary offering and payments to our dealer manager and our advisor for reimbursement of certain organization and other offering expenses related both to the primary offering and the dividend reinvestment plan. During our acquisition and development stage, we made payments to our advisor in connection with the selection and origination or purchase of investments, the management of our assets and costs incurred by our advisor in providing services to us as well as for any dispositions of assets (including the discounted payoff of non-performing loans).
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
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of March 31, 2015 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2015	2016-2017	2018-2019	Thereafter
Outstanding debt obligations (1)	$555,491	$1,554	$445,519	$89,921	$18,497
Interest payments on outstanding debt obligations (2)	43,339	11,513	21,759	3,366	6,701
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts and interest rates in effect at March 31, 2015. We incurred interest expense of $3.7 million, excluding amortization of deferred financing costs of $0.7 million and including interest capitalized of $0.5 million, for the three months ended March 31, 2015.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations
Overview
As March 31, 2014, we owned 13 office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 43 acres of undeveloped land, one office portfolio consisting of three office properties, one retail property, two apartment properties, two investments in undeveloped land encompassing an aggregate of 1,670 acres, one investment in commercial mortgage-backed securities, one first mortgage loan and two investments in unconsolidated joint ventures. As of March 31, 2015, we owned 11 office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 63 acres of undeveloped land, one office portfolio consisting of three office properties, one retail property, two apartment properties, two investments in undeveloped land encompassing an aggregate of 1,670 acres, one first mortgage loan and two investments in unconsolidated joint ventures. Our results of operations for the three months ended March 31, 2015 may not be indicative of those in future periods as the occupancy in our properties has not been stabilized. As of March 31, 2015, our office and retail properties were collectively 81% occupied and our apartment properties were collectively 88% occupied.  However, due to the short outstanding weighted-average lease term in the portfolio of less than four years, we do not put significant emphasis on quarterly changes in occupancy (positive or negative) in the short run. Our underwriting and valuations are generally more sensitive to “terminal values” that may be realized upon the disposition of the assets in the portfolio and less sensitive to ongoing cash flows generated by the portfolio in the years leading up to an eventual sale. There are no guarantees that occupancies of our assets will increase, or that we will recognize a gain on the sale of our assets. We funded the acquisitions of these investments with proceeds from our initial public offering and debt financing. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of leasing additional space but decrease due to disposition activity.
Comparison of the three months ended March 31, 2015 versus the three months ended March 31, 2014
The following table provides summary information about our results of operations for the three months ended March 31, 2015 and 2014 (dollar amounts in thousands):

	Three Months Ended March 31,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions/ Originations/Dispositions (1)	$ Change Due to Investments Held Throughout Both Periods (2)
	2015	2014
Rental income	$21,860	$19,535	$2,325	12%	$965	$1,360
Tenant reimbursements	4,310	3,802	508	13%	(6)	514
Interest income from real estate loans receivable	975	712	263	37%	—	263
Other operating income	798	577	221	38%	242	(21)
Operating, maintenance, and management costs	8,944	8,715	229	3%	231	(2)
Real estate taxes and insurance	3,659	3,494	165	5%	43	122
Asset management fees to affiliate	2,053	1,609	444	28%	390	54
Real estate acquisition fees to affiliate	—	2,273	(2,273)	n/a	(2,273)	n/a
Real estate acquisition fees and expenses	—	2,176	(2,176)	n/a	(2,176)	n/a
General and administrative expenses	862	911	(49)	(5)%	—	n/a
Depreciation and amortization	11,229	11,731	(502)	(4)%	224	(726)
Interest expense	3,911	3,433	478	14%	360	118
_____________________
(1) Represents the dollar amount increase (decrease) for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 related to real estate and real estate-related investments acquired, originated, repaid or disposed on or after January 1, 2014.
(2) Represents the dollar amount increase (decrease) for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 with respect to real estate and real estate-related investments owned by us during the entire periods presented.
Rental income and tenant reimbursements increased from $19.5 million and $3.8 million, respectively, for the three months ended March 31, 2014 to $21.9 million and $4.3 million, respectively, for the three months ended March 31, 2015, primarily as a result of a slight increase in occupancy related to properties held throughout both periods and the growth in our real estate portfolio. We expect rental income and tenant reimbursements to increase in future periods as a result of leasing additional space but to decrease to the extent we dispose of properties.
Interest income from our real estate loan receivable, recognized using the interest method, increased from $0.7 million for the three months ended March 31, 2014 to $1.0 million for the three months ended March 31, 2015 primarily due to an increase in outstanding principal balance under the University House First Mortgage. Our interest income in future periods will decrease upon any principal repayment on our real estate loan receivable or increase as a result of any additional fundings.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Property operating costs and real estate taxes and insurance increased from $8.7 million and $3.5 million, respectively, for the three months ended March 31, 2014 to $8.9 million and $3.7 million, respectively, for the three months ended March 31, 2015, primarily as a result of the growth in our real estate portfolio. We expect property operating costs and real estate taxes and insurance to increase in future periods as a result of increasing occupancy of our real estate assets but to decrease to the extent we dispose of properties.
Asset management fees increased from $1.6 million for the three months ended March 31, 2014 to $2.1 million for the three months ended March 31, 2015, as a result of the growth in our investment portfolio. We expect asset management fees to increase in future periods as a result of capital expenditures but to decrease to the extent we dispose of properties. All asset management fees incurred as of March 31, 2015 have been paid.
Real estate acquisition fees and expenses to affiliates and non-affiliates were $4.4 million for the three months ended March 31, 2014. We did not expense any real estate acquisition fees and expenses during the three months ended March 31, 2015. We do not expect to incur significant real estate acquisition fees and expenses in future periods as we do not expect to make further acquisitions, if any acquisitions at all.
Depreciation and amortization decreased from $11.7 million for the three months ended March 31, 2014 to $11.2 million for the three months ended March 31, 2015, primarily due to a decrease in amortization of tenant origination and absorption costs for properties held throughout both periods and partially offset by an increase due to the growth of our real estate portfolio. We expect depreciation and amortization to decrease in future periods as a result of a decrease in amortization of tenant origination costs related to lease expirations.
Interest expense increased from $3.4 million for the three months ended March 31, 2014 to $3.9 million for the three months ended March 31, 2015. Excluded from interest expense was $0.5 million and $0.5 million of interest capitalized to our investments in undeveloped land during the three months ended March 31, 2015 and 2014, respectively. The increase in interest expense is primarily a result of our use of debt in connection with the acquisitions of real estate assets and capital expenditures. Our interest expense in future periods will vary based on interest rate fluctuations, the amount of interest capitalized and our level of future borrowings, which will depend on the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.
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
Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculations of MFFO and Adjusted MFFO, for the three months ended March 31, 2015 and 2014 (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended March 31,
	2015	2014
Net income (loss) attributable to common stockholders	$2,235	$(9,617)
Depreciation of real estate assets	5,664	4,547
Amortization of lease-related costs	5,565	7,184
Gain on sale of real estate, net	(8,311)	—
Adjustments for noncontrolling interests - consolidated entity (1)	3,099	(157)
Adjustments for investment in unconsolidated entity (2)	1,847	—
FFO	10,099	1,957
Straight-line rent and amortization of above- and below-market leases	(1,600)	(2,781)
Amortization of discounts and closing costs	(209)	(98)
Real estate acquisition fees to affiliate	—	2,273
Real estate acquisition fees and expenses	—	2,176
Amortization of net premium/discount on bond and notes payable	5	(12)
Adjustments for noncontrolling interests - consolidated entity (1)	(13)	(170)
Adjustments for investment in unconsolidated entity (2)	(1,103)	168
MFFO	7,179	3,513
Other capitalized operating expenses (3)	(762)	(718)
Adjustments for noncontrolling interests - consolidated entity (1)	82	75
Adjusted MFFO	$6,499	$2,870
_____________________
(1) Reflects adjustments to eliminate the noncontrolling interest holders’ share of the adjustments to convert our net income (loss) attributable to common stockholders to FFO, MFFO and Adjusted MFFO.
(2) Reflects adjustments to add back our noncontrolling interest share of the adjustments to convert our net income (loss) attributable to common stockholders to FFO, MFFO and Adjusted MFFO for our equity investment in an unconsolidated joint venture.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

FFO, MFFO and Adjusted MFFO may also be used to fund all or a portion of certain capitalizable items that are excluded from FFO, MFFO and Adjusted MFFO, such as tenant improvements, building improvements and deferred leasing costs. We expect FFO, MFFO and Adjusted MFFO to improve as a result of leasing additional space in our real estate assets.
Distributions
Distributions declared, distributions paid and cash flows from operations were as follows for the first quarter of 2015 (in thousands, except per share amounts):

	Distribution Declared	Distributions Declared Per Share	Distributions Paid			Cash Flows Provided by Operations
Period			Cash	Reinvested	Total
First Quarter 2015	$5,547	$0.092	$2,087	$3,460	$5,547	$2,792
On March 5, 2015, our board of directors authorized a distribution in the amount of $0.09246575 per share of common stock to stockholders of record as of the close of business on March 20, 2015. We paid this distribution on March 26, 2015 and this was the only distribution declared and paid during the first quarter of 2015.
Our net income attributable to common stockholders for the three months ended March 31, 2015 was $2.2 million and our cash flows provided by operations were $2.8 million. Our cumulative distributions paid and net loss attributable to common stockholders from inception through March 31, 2015 were $66.2 million and $28.8 million, respectively. We have funded our cumulative distributions, which includes net cash distributions and distributions reinvested by stockholders, with proceeds from debt financing of $18.7 million, proceeds from the dispositions of property of $13.7 million and cash provided by operations of $33.8 million. To the extent that we pay distributions from sources other than our cash flow from operations or gains from asset sales, we will have fewer funds available for investment in real estate-related loans, opportunistic real estate, real estate-related debt securities and other real estate-related investments, the overall return to our stockholders may be reduced and subsequent investors may experience dilution.
Critical Accounting Policies
Our consolidated interim financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC. There have been no significant changes to our policies during 2015.
Subsequent Events
We evaluate subsequent events up until the date the consolidated financial statements are issued.
Distribution Declared
On May 12, 2015, our board of directors authorized a distribution in the amount of $0.09349315 per share of common stock to stockholders of record as of the close of business on June 18, 2015. We expect to pay this distribution on June 25, 2015. The board of directors will declare distributions from time to time based on our income, cash flow and investing and financing activities. As such, we can give no assurances as to the timing, amount or notice with respect to any future distribution declarations.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Amended Share Redemption Program
On May 12, 2015, our board of directors adopted a fifth amended and restated share redemption program (the “Amended Share Redemption Program”).  Pursuant to the Amended Share Redemption Program, all eligible shares will be redeemed at a price equal to the most recent estimated value per share as of the applicable redemption date, regardless of how long such shares have been held or whether shares are being redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence.”  There were no other changes to the Amended Share Redemption Program. The Amended Share Redemption Program will be effective June 13, 2015.
Amended Dividend Reinvestment Plan
On May 12, 2015, our board of directors adopted a fifth amended and restated dividend reinvestment plan (the “Amended Dividend Reinvestment Plan”).  Pursuant to the Amended Dividend Reinvestment Plan, shares may be purchased at a price equal to the estimated value per share most recently announced in a public filing.  There were no other changes to the Amended Dividend Reinvestment Plan. The Amended Dividend Reinvestment Plan will be effective July 1, 2015.

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
We borrow funds at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of March 31, 2015, the fair value and the carrying value of our fixed rate real estate loan receivable was $27.8 million and $27.6 million, respectively. The fair value estimate of our fixed rate real estate loan receivable was estimated using an internal valuation model that considers the expected cash flows for the loans, underlying collateral values (for collateral-dependent loans) and the estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements. As of March 31, 2015, the fair value of our fixed rate debt was $35.0 million and the carrying value of our fixed rate debt was $32.7 million. The fair value estimate of our fixed rate debt was calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of March 31, 2015. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting changes in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on variable rate debt and loans receivable would change our future earnings and cash flows, but would not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. As of March 31, 2015, we were exposed to market risks related to fluctuations in interest rates on $522.8 million of variable rate debt outstanding. Based on interest rates as of March 31, 2015, if interest rates were 100 basis points higher during the 12 months ending March 31, 2016, interest expense on our variable rate debt would increase by $5.2 million. As of March 31, 2015, one-month LIBOR was 0.17625% and if the LIBOR index was reduced to 0% during the 12 months ending March 31, 2016, interest expense on our variable rate debt would decrease by $0.8 million.
The weighted-average interest rates of our fixed rate debt and variable rate debt as of March 31, 2015 were 4.5% and 2.6%, respectively.  The annual effective interest rate of our fixed rate real estate loan receivable as of March 31, 2015 was 14.2%. The annual effective interest rate represents the effective interest rate as of March 31, 2015, using the interest method that we use to recognize interest income on our real estate loans receivable.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
Please see the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC.
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

PART II. OTHER INFORMATION (CONTINUED)
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (continued)

During the three months ended March 31, 2015, we fulfilled redemption requests and redeemed shares pursuant to the share redemption program as follows:

Month	Total Number of Shares Redeemed	Average Price Paid Per Share (1)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2015	22,221	$11.78	(2)
February 2015	33,001	$11.78	(2)
March 2015	42,961	$11.92	(2)
Total	98,183
_____________________
(1) Pursuant to the program, as amended, we will initially redeem shares as follows:

•	92.5% of our most recent estimated value per share as of the applicable redemption date for those shares held for at least one year;

•	95.0% of our most recent estimated value per share as of the applicable redemption date for those shares held for at least two years;

•	97.5% of our most recent estimated value per share as of the applicable redemption date for those shares held for at least three years; and

•	100.0% of our most recent estimated value per share as of the applicable redemption date for those shares held for at least four years.
Until we announced in a public filing with the SEC the establishment of our estimated value per share on March 27, 2014, the estimated value per share was $10.00 for purposes of the foregoing prices. Notwithstanding the above, upon the death, “qualifying disability” or “determination of incompetence” of a stockholder, the redemption price was the amount paid to acquire the shares from us until we announced in a public filing with the SEC the establishment of our estimated value per share on March 27, 2014, at which time the redemption price was such estimated value per share. On December 9, 2014, our board of directors approved an estimated value per share of our common stock of $12.24, based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding as of September 30, 2014. The change in the redemption price was effective for all redemptions made during the three months ended March 31, 2015. We currently expect to engage KBS Capital Advisors and/or an independent valuation firm to update our estimated value per share in December 2015.
(2) We limit the dollar value of shares that may be redeemed under the program as described above. During the three months ended March 31, 2015, we redeemed $1.2 million of common stock, which represented all redemption requests received in good order and eligible for redemption through the March 2015 redemption date. Based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during 2014, we have $8.7 million available for redemptions during the remainder of 2015, subject to the limitations described above.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Departure of Chief Financial Officer
On May 8, 2015, David Snyder notified us of his decision to resign as our Chief Financial Officer and from all other officer positions with us, our advisor, its affiliates, and other KBS-sponsored companies.  Mr. Snyder’s resignation will be effective as of June 10, 2015.  Mr. Snyder’s resignation is not due to any disagreement with us, our advisor, its affiliates, and other KBS-sponsored companies.
Amended Share Redemption Program
On May 12, 2015, our board of directors adopted a fifth amended and restated share redemption program (the “Amended Share Redemption Program”).  Pursuant to the Amended Share Redemption Program, all eligible shares will be redeemed at a price equal to the most recent estimated value per share as of the applicable redemption date, regardless of how long such shares have been held or whether shares are being redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence.”  There were no other changes to the Amended Share Redemption Program. The Amended Share Redemption Program will be effective June 13, 2015.
Amended Dividend Reinvestment Plan
On May 12, 2015, our board of directors adopted a fifth amended and restated dividend reinvestment plan (the “Amended Dividend Reinvestment Plan”).  Pursuant to the Amended Dividend Reinvestment Plan, shares may be purchased at a price equal to the estimated value per share most recently announced in a public filing.  There were no other changes to the Amended Dividend Reinvestment Plan. The Amended Dividend Reinvestment Plan will be effective July 1, 2015.

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

4.2	Fifth Amended and Restated Dividend Reinvestment Plan

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Fifth Amended and Restated Share Redemption Program

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS STRATEGIC OPPORTUNITY REIT, INC.

Date:	May 14, 2015	By:	/S/ KEITH D. HALL
Keith D. Hall
Chief Executive Officer and Director
(principal executive officer)

Date:	May 14, 2015	By:	/S/ DAVID E. SNYDER
David E. Snyder
Chief Financial Officer
(principal financial officer)