Form 10-Q
period 2015-06-30
KBS Strategic Opportunity REIT, Inc.
filed 2015-08-13
CIK 1452936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Yes  ☐  No  ☒
As of August 12, 2015, there were 59,905,120 outstanding shares of common stock of KBS Strategic Opportunity REIT, Inc.

KBS STRATEGIC OPPORTUNITY REIT, INC.
FORM 10-Q
June 30, 2015

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2015	December 31, 2014
	(unaudited)
Assets
Real estate held for investment, net	$840,423	$847,734
Real estate held for sale, net	—	7,354
Real estate loan receivable, net	27,850	27,422
Total real estate and real estate-related investments, net	868,273	882,510
Cash and cash equivalents	30,087	19,093
Investments in unconsolidated joint ventures	73,389	72,045
Rents and other receivables, net	22,364	18,283
Above-market leases, net	1,530	2,061
Assets related to real estate held for sale	—	213
Prepaid expenses and other assets	29,244	28,309
Total assets	$1,024,887	$1,022,514
Liabilities and equity
Notes and bond payable:
Notes and bond payable, net	$539,964	$525,613
Notes payable related to real estate held for sale	—	4,650
Total notes payable and bond payable, net	539,964	530,263
Accounts payable and accrued liabilities	17,106	18,609
Due to affiliates	33	—
Below-market leases, net	3,464	4,403
Other liabilities	9,445	9,192
Total liabilities	570,012	562,467
Commitments and contingencies (Note 11)
Redeemable common stock	11,562	9,911
Equity
KBS Strategic Opportunity REIT, Inc. stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 60,202,179 and 60,044,329 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	602	600
Additional paid-in capital	524,487	524,489
Cumulative distributions and net losses	(99,097)	(91,691)
Total KBS Strategic Opportunity REIT, Inc. stockholders’ equity	425,992	433,398
Noncontrolling interests	17,321	16,738
Total equity	443,313	450,136
Total liabilities and equity	$1,024,887	$1,022,514
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Rental income	$22,118	$20,892	$43,979	$40,428
Tenant reimbursements	4,740	3,822	9,050	7,624
Interest income from real estate loan receivable	993	717	1,968	1,429
Other operating income	816	813	1,613	1,390
Total revenues	28,667	26,244	56,610	50,871
Expenses:
Operating, maintenance, and management	8,980	8,578	17,924	17,293
Real estate taxes and insurance	3,839	3,426	7,498	6,920
Asset management fees to affiliate	2,077	1,909	4,130	3,518
Real estate acquisition fees to affiliate	—	—	—	2,274
Real estate acquisition fees and expenses	—	4	—	2,180
General and administrative expenses	869	978	1,732	1,889
Depreciation and amortization	11,159	11,883	22,387	23,614
Interest expense	3,857	4,595	7,769	8,028
Total expenses	30,781	31,373	61,440	65,716
Other income (loss):
Other interest income	6	2	14	5
Other income	4,889	—	4,889	—
Equity in loss of unconsolidated joint venture	(118)	(333)	(336)	(501)
(Loss) gain on sale of real estate, net	(24)	—	8,287	—
Total other income (loss)	4,753	(331)	12,854	(496)
Income (loss) from continuing operations	2,639	(5,460)	8,024	(15,341)
Loss from discontinued operations	—	(20)	—	(33)
Net income (loss)	2,639	(5,480)	8,024	(15,374)
Net (income) loss attributable to noncontrolling interests	(1,113)	149	(4,263)	426
Net income (loss) attributable to common stockholders	$1,526	$(5,331)	$3,761	$(14,948)
Basic and diluted income (loss) per common share:
Continuing operations	$0.03	$(0.09)	$0.06	$(0.25)
Discontinued operations	—	—	—	—
Net income (loss) per common share	$0.03	$(0.09)	$0.06	$(0.25)
Weighted-average number of common shares outstanding, basic and diluted	60,193,459	59,642,831	60,115,426	59,618,518
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss)	$2,639	$(5,480)	$8,024	$(15,374)
Other comprehensive income:
Unrealized gain on real estate securities	—	—	—	9
Total other comprehensive income	—	—	—	9
Total comprehensive income (loss)	2,639	(5,480)	8,024	(15,365)
Total comprehensive (income) loss attributable to noncontrolling interests	(1,113)	149	(4,263)	426
Total comprehensive income (loss) attributable to common stockholders	$1,526	$(5,331)	$3,761	$(14,939)
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Year Ended December 31, 2014 and the Six Months Ended June 30, 2015 (unaudited)
(dollars in thousands)

			Additional Paid-in Capital	Cumulative Distributions and Net Losses	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Common Stock
	Shares	Amounts
Balance, December 31, 2013	59,619,000	$596	$512,036	$(52,801)	$(9)	$459,822	$14,864	$474,686
Net loss	—	—	—	(23,194)	—	(23,194)	(554)	(23,748)
Other comprehensive income	—	—	—	—	9	9	—	9
Issuance of common stock	901,146	9	9,902	—	—	9,911	—	9,911
Transfers from redeemable common stock	—	—	7,662	—	—	7,662	—	7,662
Redemptions of common stock	(475,817)	(5)	(5,099)	—	—	(5,104)	—	(5,104)
Distributions declared	—	—	—	(15,696)	—	(15,696)	—	(15,696)
Other offering costs	—	—	(12)	—	—	(12)	—	(12)
Noncontrolling interests contributions	—	—	—	—	—	—	2,585	2,585
Distributions to noncontrolling interest	—	—	—	—	—	—	(157)	(157)
Balance, December 31, 2014	60,044,329	$600	$524,489	$(91,691)	$—	$433,398	$16,738	$450,136
Net income	—	—	—	3,761	—	3,761	4,263	8,024
Issuance of common stock	596,331	6	6,929	—	—	6,935	—	6,935
Transfers to redeemable common stock	—	—	(1,651)	—	—	(1,651)	—	(1,651)
Redemptions of common stock	(438,481)	(4)	(5,280)	—	—	(5,284)	—	(5,284)
Distributions declared	—	—	—	(11,167)	—	(11,167)	—	(11,167)
Noncontrolling interests contributions	—	—	—	—	—	—	360	360
Distributions to noncontrolling interests	—	—	—	—	—	—	(4,040)	(4,040)
Balance, June 30, 2015	60,202,179	$602	$524,487	$(99,097)	$—	$425,992	$17,321	$443,313
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2015	2014
Cash Flows from Operating Activities:
Net income (loss)	$8,024	$(15,374)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss due to property damages	2,660	730
Equity in loss of unconsolidated joint venture	336	501
Depreciation and amortization	22,387	23,614
Non-cash interest income on real estate-related investments	(428)	(203)
Gain on sale of real estate, net	(8,287)	—
Other income	(4,889)	—
Deferred rent	(2,734)	(4,799)
Bad debt expense	107	108
Amortization of above- and below-market leases, net	(408)	(673)
Amortization of deferred financing costs	1,532	1,575
Amortization of discount and (premium) on bond and notes payable, net	11	(9)
Changes in assets and liabilities:
Rents and other receivables	(976)	(1,718)
Prepaid expenses and other assets	(3,769)	(5,296)
Accounts payable and accrued liabilities	(1,697)	(1,928)
Due to affiliates	33	—
Other liabilities	253	1,982
Net cash provided by (used in) operating activities	12,155	(1,490)
Cash Flows from Investing Activities:
Acquisitions of real estate	—	(182,736)
Improvements to real estate	(17,641)	(15,893)
Proceeds from sales of real estate, net	15,738	—
Proceeds from condemnation agreements	5,719	—
Insurance proceeds	258	—
Principal repayments on real estate securities	—	333
Investment in unconsolidated joint venture	(1,680)	(58,382)
Extension fee on real estate loans receivable	—	105
Net cash provided by (used in) investing activities	2,394	(256,573)
Cash Flows from Financing Activities:
Proceeds from notes payable	39,706	261,146
Principal payments on notes payable	(30,016)	(33,067)
Payments of deferred financing costs	(49)	(3,623)
Payments to redeem common stock	(5,284)	(2,511)
Payments of other offering costs	—	(2)
Distributions paid	(4,232)	(2,260)
Noncontrolling interests contributions	360	1,506
Distributions to noncontrolling interests	(4,040)	(157)
Net cash (used in) provided by financing activities	(3,555)	221,032
Net increase (decrease) in cash and cash equivalents	10,994	(37,031)
Cash and cash equivalents, beginning of period	19,093	57,996
Cash and cash equivalents, end of period	$30,087	$20,965
Supplemental Disclosure of Cash Flow Information:
Interest paid, net of capitalized interest of $992 and $1,009 for the six months ended June 30, 2015 and 2014, respectively	$6,334	$5,989
Supplemental Disclosure of Noncash Investing and Financing Activities:
Increase in capital expenses payable	$—	$207
Mortgage debt assumed in connection with real estate acquisition (at fair value)	$—	$24,793
Application of escrow deposits to acquisition of real estate	$—	$13,000
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$6,935	$4,020
Liabilities assumed in connection with real estate acquisition	$—	$1,727
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
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
The Company sold 56,584,976 shares of common stock in its primary offering for gross offering proceeds of $561.7 million. As of June 30, 2015, the Company had sold 4,578,307 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $46.1 million. Also, as of June 30, 2015, the Company had redeemed 1,257,347 shares sold in the Offering for $13.6 million. Additionally, on December 29, 2011 and October 23, 2012, the Company issued 220,994 shares and 55,249 shares of common stock, respectively, for $2.0 million and $0.5 million, respectively, in private transactions exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933.
As of June 30, 2015, the Company owned 11 office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 63 acres of undeveloped land, one office portfolio consisting of three office properties, one retail property, two apartment properties, two investments in undeveloped land encompassing an aggregate of 1,670 acres, one first mortgage loan and two investments in unconsolidated joint ventures.

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
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2015
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
Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of the prior period. During the six months ended June 30, 2015, the Company sold one office property. As a result, certain assets and liabilities were reclassified to held for sale on the consolidated balance sheets for all periods presented.
Amended Share Redemption Program
On May 12, 2015, the Company’s board of directors adopted a fifth amended and restated share redemption program (the “Amended Share Redemption Program”).  Pursuant to the Amended Share Redemption Program, all eligible shares will be redeemed at a price equal to the most recent estimated value per share as of the applicable redemption date, regardless of how long such shares have been held or whether shares are being redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence.”  There were no other changes to the Amended Share Redemption Program. The Amended Share Redemption Program was effective June 13, 2015.
Amended Dividend Reinvestment Plan
On May 12, 2015, the Company’s board of directors adopted a fifth amended and restated dividend reinvestment plan (the “Amended Dividend Reinvestment Plan”).  Pursuant to the Amended Dividend Reinvestment Plan, shares may be purchased at a price equal to the estimated value per share most recently announced in a public filing.  There were no other changes to the Amended Dividend Reinvestment Plan. The Amended Dividend Reinvestment Plan was effective July 1, 2015.
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
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three and six months ended June 30, 2015 and 2014.
Distributions declared per share were $0.093 and $0.186 during the three and six months ended June 30, 2015, respectively and $0.056 and $0.105 during the three and six months ended June 30, 2014, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2015
(unaudited)

Recently Issued Accounting Standards Updates
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”). ASU No. 2014-09 requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  ASU No. 2014-09 supersedes the revenue requirements in Revenue Recognition (Topic 605) and most industry-specific guidance throughout the Industry Topics of the Codification.  ASU No. 2014-09 does not apply to lease contracts within the scope of Leases (Topic 840). ASU No. 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early application not permitted. On July 9, 2015, the FASB voted to defer the effective date of ASU No. 2014-09 by one year. Early adoption is permitted but not before the original effective date. The Company is still evaluating the impact of adopting ASU No. 2014-09 on its financial statements, but does not expect the adoption of ASU No. 2014-09 to have a material impact on its financial statements.
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
In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU No. 2015-02”), which amended the existing accounting standards for consolidation under both the variable interest model and the voting model. ASU No. 2015-02 modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. ASU No. 2015-02 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. A reporting entity may apply the amendments in ASU No. 2015-02 using: (a) a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption; or (b) by applying the amendments retrospectively. The Company is still evaluating the impact of adopting ASU No. 2015-02 on its financial statements, but does not expect the adoption of ASU No. 2015-02 to have a material impact on its financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2015
(unaudited)

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

3.	REAL ESTATE HELD FOR INVESTMENT
As of June 30, 2015, the Company owned 11 office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 63 acres of undeveloped land, one office portfolio consisting of three office properties and one retail property encompassing, in the aggregate, approximately 4.5 million rentable square feet. As of June 30, 2015, these properties were 82% occupied. In addition, the Company owned two apartment properties, containing 383 units and encompassing approximately 0.3 million rentable square feet, which were 91% occupied. The Company also owned two investments in undeveloped land encompassing an aggregate of 1,670 acres. The following table summarizes the Company’s real estate held for investment as of June 30, 2015 and December 31, 2014, respectively (in thousands):

	June 30, 2015	December 31, 2014
Land	$231,963	$230,109
Buildings and improvements	639,669	630,206
Tenant origination and absorption costs	48,267	50,807
Total real estate, cost	919,899	911,122
Accumulated depreciation and amortization	(79,476)	(63,388)
Total real estate, net	$840,423	$847,734

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2015
(unaudited)

The following table provides summary information regarding the Company's real estate held for investment as of June 30, 2015 (in thousands):

Property	Date Acquired or Foreclosed on	City	State	Property Type	Land	Building and Improvements	Tenant Origination and Absorption	Total Real Estate at Cost (1)	Accumulated Depreciation and Amortization	Total Real Estate, Net	Ownership %
Academy Point Atrium I	11/03/2010	Colorado Springs	CO	Office	$1,056	$1,544	$—	$2,600	$(48)	$2,552	100.0%
Northridge Center I & II	03/25/2011	Atlanta	GA	Office	2,234	6,971	—	9,205	(1,598)	7,607	100.0%
Iron Point Business Park	06/21/2011	Folsom	CA	Office	2,670	19,264	52	21,986	(3,327)	18,659	100.0%
Richardson Portfolio:
Palisades Central I	11/23/2011	Richardson	TX	Office	1,037	9,715	832	11,584	(1,924)	9,660	90.0%
Palisades Central II	11/23/2011	Richardson	TX	Office	810	17,434	1,219	19,463	(3,973)	15,490	90.0%
Greenway I	11/23/2011	Richardson	TX	Office	561	2,186	—	2,747	(505)	2,242	90.0%
Greenway III	11/23/2011	Richardson	TX	Office	702	3,984	823	5,509	(1,432)	4,077	90.0%
Undeveloped Land	11/23/2011	Richardson	TX	Undeveloped Land	8,316	—	—	8,316	—	8,316	90.0%
Total Richardson Portfolio					11,426	33,319	2,874	47,619	(7,834)	39,785
Park Highlands	12/30/2011	North Las Vegas	NV	Undeveloped Land	28,805	—	—	28,805	—	28,805	50.1%
Bellevue Technology Center	07/31/2012	Bellevue	WA	Office	25,506	54,638	3,813	83,957	(6,627)	77,330	100.0%
Powers Ferry Landing East	09/24/2012	Atlanta	GA	Office	1,643	8,051	105	9,799	(1,201)	8,598	100.0%
1800 West Loop	12/04/2012	Houston	TX	Office	8,360	58,720	5,521	72,601	(8,819)	63,782	100.0%
West Loop I & II	12/07/2012	Houston	TX	Office	7,300	29,704	2,857	39,861	(4,823)	35,038	100.0%
Burbank Collection	12/12/2012	Burbank	CA	Retail	4,175	9,297	945	14,417	(1,165)	13,252	90.0%
Austin Suburban Portfolio	03/28/2013	Austin	TX	Office	8,288	67,116	4,075	79,479	(8,843)	70,636	100.0%
Westmoor Center	06/12/2013	Westminster	CO	Office	10,058	66,043	9,166	85,267	(11,322)	73,945	100.0%
Central Building	07/10/2013	Seattle	WA	Office	7,015	25,840	2,293	35,148	(2,915)	32,233	100.0%
50 Congress Street	07/11/2013	Boston	MA	Office	9,876	40,631	3,100	53,607	(4,532)	49,075	100.0%
1180 Raymond	08/20/2013	Newark	NJ	Apartment	8,292	36,692	136	45,120	(2,168)	42,952	100.0%
Park Highlands II	12/10/2013	North Las Vegas	NV	Undeveloped Land	21,622	—	—	21,622	—	21,622	99.5%
Maitland Promenade II	12/18/2013	Orlando	FL	Office	3,434	23,793	4,811	32,038	(3,242)	28,796	100.0%
Plaza Buildings	01/14/2014	Bellevue	WA	Office	53,040	133,074	8,519	194,633	(10,047)	184,586	100.0%
424 Bedford	01/31/2014	Brooklyn	NY	Apartment	8,860	24,972	—	33,832	(965)	32,867	90.0%
Richardson Land II	09/04/2014	Richardson	TX	Undeveloped Land	8,303	—	—	8,303	—	8,303	90.0%
					$231,963	$639,669	$48,267	$919,899	$(79,476)	$840,423
_____________________
(1) Amounts are net of impairment charges.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2015
(unaudited)

Operating Leases
Certain of the Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of June 30, 2015, the leases, excluding options to extend and apartment leases, which have terms that are generally one year or less, had remaining terms of up to 12.8 years with a weighted-average remaining term of 3.7 years. Some of the leases have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from tenants in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash and assumed in real estate acquisitions or foreclosures related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $5.0 million and $5.0 million as of June 30, 2015 and December 31, 2014, respectively.
During the six months ended June 30, 2015 and 2014, the Company recognized deferred rent from tenants of $2.7 million and $4.8 million, respectively, net of lease incentive amortization. As of June 30, 2015 and December 31, 2014, the cumulative deferred rent receivable balance, including unamortized lease incentive receivables, was $20.2 million and $16.8 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $2.2 million and $1.6 million of unamortized lease incentives as of June 30, 2015 and December 31, 2014, respectively. The Company records property operating expense reimbursements due from tenants for common area maintenance, real estate taxes, and other recoverable costs in the period the related expenses are incurred.
As of June 30, 2015, the future minimum rental income from the Company’s properties, excluding apartment leases, under non-cancelable operating leases was as follows (in thousands):

July 1, 2015 through December 31, 2015	$36,641
2016	72,297
2017	63,659
2018	52,744
2019	40,069
Thereafter	82,382
$347,792
As of June 30, 2015, the Company’s commercial real estate properties were leased to approximately 500 tenants over a diverse range of industries and geographic areas. The Company’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Finance	50	$11,356	14.5%
Computer System Design & Programming	44	10,216	13.0%
Insurance Carriers & Related Activities	28	8,954	11.4%
		$30,526	38.9%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of June 30, 2015, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
No other tenant industries accounted for more than 10% of annualized base rent. No material tenant credit issues have been identified at this time.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2015
(unaudited)

Geographic Concentration Risk
As of June 30, 2015, the Company’s real estate investments in Washington and Texas represented 28.7% and 21.2% of the Company’s total assets, respectively.  As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the Washington and Texas real estate markets.  Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.
Condemnation Agreements
During the three and six months ended June 30, 2015, the Company received $5.7 million in proceeds from condemnation agreements.  The carrying value of the condemned land was $0.8 million, resulting in a gain of $4.9 million (including amounts for noncontrolling interests of $1.2 million), which is included in other income in the accompanying consolidated statements of operations.
Property Damage
During the six months ended June 30, 2015, 1800 West Loop suffered physical damages due to floods. The Company’s insurance policy provides coverage for property damage and business interruption subject to a deductible of up to $100,000 per incident. Based on management’s estimates, the Company recognized an estimated aggregate loss due to damages of $2.6 million during the six months ended June 30, 2015, which was reduced by $2.5 million of estimated insurance recoveries related to such damages, which the Company determined were probable of collection. The aggregate net loss due to damages of $0.1 million during the six months ended June 30, 2015 was classified as operating, maintenance and management expenses on the accompanying consolidated statements of operations and relates to the Company’s insurance deductible. Through June 30, 2015, the Company had not received insurance proceeds related to this incident. As of June 30, 2015, the total estimated insurance proceeds to be collected of $2.5 million were classified as prepaid expenses and other assets on the accompanying consolidated balance sheets.

4.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES
As of June 30, 2015 and December 31, 2014, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Cost	$48,267	$50,807	$3,169	$3,752	$(6,936)	$(7,585)
Accumulated Amortization	(22,206)	(19,113)	(1,639)	(1,691)	3,472	3,182
Net Amount	$26,061	$31,694	$1,530	$2,061	$(3,464)	$(4,403)

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2015
(unaudited)

Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three and six months ended June 30, 2015 and 2014 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended June 30,		For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2015	2014	2015	2014	2015	2014
Amortization	$(2,716)	$(4,028)	$(258)	$(305)	$445	$624

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Six Months Ended June 30,		For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014	2015	2014
Amortization	$(5,639)	$(8,396)	$(531)	$(608)	$939	$1,281
Additionally, as of June 30, 2015 and December 31, 2014, the Company had recorded unamortized tax abatement intangible assets, which are included in prepaid expenses and other assets in the accompanying balance sheets, of $7.7 million and $8.2 million, respectively.  During the three and six months ended June 30, 2015, the Company recorded amortization expense of $0.2 million and $0.5 million related to tax abatement intangible assets, respectively.  During the three and six months ended June 30, 2014, the Company recorded amortization expense of $0.2 million and $0.5 million related to tax abatement intangible assets, respectively.

5.	REAL ESTATE LOAN RECEIVABLE
As of June 30, 2015, the Company owned one real estate loan receivable that it had originated. The information for that real estate loan receivable as of June 30, 2015 and December 31, 2014 is set forth below (in thousands):

Loan Name Location of Related Property or Collateral	Date Originated	Property Type	Loan Type	Outstanding Principal Balance as of June 30, 2015 (1)	Book Value as of June 30, 2015 (2)	Book Value as of December 31, 2014 (2)	Contractual Interest Rate (3)	Annualized Effective Interest Rate (3)	Maturity Date
University House First Mortgage
New York, New York	3/20/2013	Student Housing	Mortgage	$27,850	$27,850	$27,422	11.0%	14.2%	06/30/2015
_____________________
(1) Outstanding principal balance as of June 30, 2015 represents original principal balance outstanding under the loan, increased for any subsequent fundings, including interest income deferred until maturity.
(2) Book value of the real estate loan receivable represents outstanding principal balance adjusted for unamortized acquisition discounts, origination fees and direct origination and acquisition costs and additional interest accretion.
(3) Contractual interest rate is the stated interest rate on the face of the loan. Annualized effective interest rate is calculated as the actual interest income recognized in 2015, using the interest method annualized (if applicable) and divided by the average amortized cost basis of the investment. The annualized effective interest rate and contractual interest rate presented are as of June 30, 2015.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2015
(unaudited)

On June 30, 2015, the University House First Mortgage matured without repayment.  As a result, on July 1, 2015, the Company provided noticed to the borrower of default and may commence foreclosure proceedings on, or otherwise take title to, the property securing the University House First Mortgage.  The Company generally recognizes income on impaired loans on either a cash basis, where interest income is only recorded when received in cash, or on a cost-recovery basis, where all cash receipts are applied against the carrying value of the loan. The Company will resume the accrual of interest if it determines the collection of interest according to the contractual terms of the loan is probable.  The Company considers the collectibility or recoverability of the loan’s principal balance in determining whether to recognize income on impaired loans.  With respect to the University House First Mortgage, the Company will continue to recognize interest income on an accrual basis, including the default interest rate of 16%, as the Company believes the recoverability of the outstanding principal balance and unpaid accrued interest is probable. The Company did not record a provision for loan loss reserves during the six months ended June 30, 2015 or 2014.
The following summarizes the activity related to the real estate loan receivable for the six months ended June 30, 2015 (in thousands):

Real estate loan receivable - December 31, 2014	$27,422
Accretion of closing costs and origination fees on real estate loan receivable, net	428
Real estate loan receivable - June 30, 2015	$27,850
For the three and six months ended June 30, 2015 and 2014, interest income from the real estate loan receivable consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Contractual interest income	$774	$612	$1,540	$1,217
Accretion of closing costs, origination fees and extension fees, net	219	105	428	212
Interest income from real estate loan receivable	$993	$717	$1,968	$1,429

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2015
(unaudited)

6.	REAL ESTATE SALES
In accordance with ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU No. 2014-08”), results of operations from properties that are classified as held for sale in the ordinary course of business on or subsequent to January 1, 2014 would generally be included in continuing operations on the Company’s consolidated statements of operations. Results of operations from properties that were classified as held for sale in financial statements issued prior to January 1, 2014 will remain in discontinued operations on the Company’s consolidated statements of operations. Prior to the adoption of ASU 2014-08, the operations of properties held for sale or to be disposed of and the aggregate net gains recognized upon their disposition were presented as discontinued operations in the accompanying consolidated statements of operations for all periods presented. During the six months ended June 30, 2015, the Company disposed of one office property and no properties were classified as held for sale as of June 30, 2015.
During the year ended December 31, 2014, the Company sold one office property and during the six months ended June 30, 2015, the Company sold one office property, which were not classified as held for sale in financial statements issued for the reporting period prior to January 1, 2014. The operations of these properties and gain on sale are included in continuing operations on the accompanying statements of operations. The following table summarizes certain revenue and expenses related to these properties for the three and six months ended June 30, 2015, and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Total revenues	$6	$301	$216	$573

Total expenses	6	399	354	771

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2015
(unaudited)

7.	NOTES AND BOND PAYABLE
As of June 30, 2015 and December 31, 2014, the Company’s notes and bond payable consisted of the following (dollars in thousands):

	Book Value as of June 30, 2015	Book Value as of December 31, 2014	Contractual Interest Rate as of June 30, 2015 (1)	Effective Interest Rate at June 30, 2015 (1)	Payment Type	Maturity Date (2)
Richardson Portfolio Mortgage Loan	$41,457	$38,000	One-Month LIBOR + 2.10%	2.28%	Principal & Interest	05/01/2017
Bellevue Technology Center Mortgage Loan	50,984	49,836	One-Month LIBOR + 2.25%	2.43%	Interest Only (3)	03/01/2017
Portfolio Revolving Loan Facility (4)	39,835	12,447	One-Month LIBOR + 2.25%	2.43%	Interest Only	05/01/2017
Portfolio Mortgage Loan	98,289	93,751	One-Month LIBOR + 2.25%	2.43%	Interest Only (3)	07/01/2017
1635 N. Cahuenga Mortgage Loan (5)	—	4,650	(5)	(5)	(5)	(5)
Burbank Collection Mortgage Loan	9,098	9,043	One-Month LIBOR + 2.35%	2.54%	Interest Only	09/30/2016
50 Congress Mortgage Loan	28,075	26,935	One-Month LIBOR + 1.90%	2.08%	Interest Only (3)	10/01/2017
1180 Raymond Bond Payable	6,875	6,945	6.50%	6.50%	Principal & Interest	09/01/2036
Central Building Mortgage Loan	24,896	24,896	One-Month LIBOR + 1.75%	1.93%	Interest Only	11/13/2018
Maitland Promenade II Mortgage Loan (6)	20,182	20,182	One-Month LIBOR + 2.90%	3.25%	Interest Only (3)	01/01/2017
Westmoor Center Mortgage Loan	56,036	54,880	One-Month LIBOR + 2.25%	2.43%	Interest Only (3)	02/01/2018
Plaza Buildings Senior Loan	110,488	109,707	One-Month LIBOR + 1.90%	2.08%	Interest Only (3)	01/14/2017
Plaza Buildings Mezzanine Loan (7)	—	25,000	(7)	(7)	(7)	(7)
424 Bedford Mortgage Loan	25,613	25,866	3.91%	3.91%	Principal & Interest	10/01/2022
1180 Raymond Mortgage Loan	28,100	28,100	One-Month LIBOR + 2.25%	2.43%	Interest Only	12/01/2017
Total Notes and Bond Payable principal outstanding	539,928	530,238
Net Premium/Discount on Notes and Bond Payable (8)	36	25
Total Notes and Bond Payable, net	$539,964	$530,263
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of June 30, 2015. Effective interest rate is calculated as the actual interest rate in effect as of June 30, 2015 (consisting of the contractual interest rate and contractual floor rates), using interest rate indices at June 30, 2015, where applicable.
(2) Represents the initial maturity date or the maturity date as extended as of June 30, 2015; subject to certain conditions, the maturity dates of certain loans may be extended beyond the date shown.
(3) Represents the payment type required under the loan as of June 30, 2015. Certain future monthly payments due under this loan also include amortizing principal payments. For more information of the Company’s contractual obligations under its notes and bond payable, see five-year maturity table below.
(4) The Portfolio Revolving Loan Facility is secured by the 1800 West Loop Building and the Iron Point Business Park. The Portfolio Revolving Loan Facility is comprised of $59.5 million of revolving debt and $13.0 million of non-revolving debt available to be used for tenant improvements, leasing commissions and capital improvements, subject to certain terms and conditions contained in the loan documents. As of June 30, 2015, $30.0 million of revolving debt and $9.8 million of non-revolving debt had been disbursed to the Company and the remaining $29.5 million of revolving debt and $3.2 million of non-revolving debt is available for future disbursements, subject to certain conditions contained in the loan documents. Monthly payments are initially interest only. Beginning June 1, 2016, and to the extent that there are amounts outstanding under the non-revolving portion of the loan, monthly payments will include interest and principal amortization payments of up to $80,000 per month.
(5) On March 11, 2015, in connection with the disposition of 1635 N. Cahuenga, the joint venture paid off the outstanding principal balance and all other sums due under this loan.
(6) Interest on the Maitland Promenade II Mortgage Loan is calculated at a variable annual rate of 290 basis points over one-month LIBOR, but at no point shall the interest rate be less than 3.25%.
(7) On April 1, 2015, the Company paid off the outstanding principal balance and all other sums due under this loan.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2015
(unaudited)

During the three and six months ended June 30, 2015, the Company incurred $3.9 million and $7.8 million of interest expense, respectively. Included in interest expense for the three and six months ended June 30, 2015 was $0.8 million and $1.5 million of amortization of deferred financing costs, respectively. Additionally, during the three and six months ended June 30, 2015, the Company capitalized $0.5 million and $1.0 million of interest to its investments in undeveloped land, respectively. During the three and six months ended June 30, 2014, the Company incurred $4.6 million and $8.0 million of interest expense, respectively. Included in interest expense for the three and six months ended June 30, 2014 was $1.0 million and $1.6 million of amortization of deferred financing costs, respectively. Additionally, during the three and six months ended June 30, 2014, the Company capitalized $0.5 million and $1.0 million of interest to its investments in undeveloped land, respectively. As of June 30, 2015 and December 31, 2014, the Company’s deferred financing costs were $4.7 million and $6.1 million, respectively, net of amortization, and are included in prepaid expenses and other assets on the accompanying consolidated balance sheets. As of June 30, 2015 and December 31, 2014, the Company’s interest payable was $1.1 million and $1.2 million, respectively.
The following is a schedule of maturities, including principal amortization payments, for all notes and bond payable outstanding as of June 30, 2015 (in thousands):

July 1, 2015 through December 31, 2015	$1,099
2016	14,555
2017	415,600
2018	82,117
2019	7,804
Thereafter	18,753
$539,928
The Company’s notes payable contain financial debt covenants. As of June 30, 2015, the Company was in compliance with all of these debt covenants.

8.	FAIR VALUE DISCLOSURES
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
June 30, 2015
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
Cash and cash equivalents, rent and other receivables, prepaid expenses and other assets and accounts payable and accrued liabilities: These balances approximate their fair values due to the short maturities of these items.
Real estate loan receivable: The Company’s real estate loan receivable is presented in the accompanying consolidated balance sheets at its amortized cost net of recorded loan loss reserves and not at fair value. The fair value of real estate loan receivable was estimated using an internal valuation model that considers the expected cash flows for the loans, underlying collateral values (for collateral dependent loans) and estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements. The Company classifies these inputs as Level 3 inputs.
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
The following were the face values, carrying amounts and fair values of the Company’s financial instruments as of June 30, 2015 and December 31, 2014, which carrying amounts do not approximate the fair values (in thousands):

	June 30, 2015			December 31, 2014
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Real estate loans receivable	$27,850	$27,850	$27,850	$27,850	$27,422	$27,813
Financial liabilities:
Notes and bond payable	$539,928	$539,964	$542,757	$530,238	$530,263	$534,045
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
June 30, 2015
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
On January 6, 2014, the Company, together with KBS REIT I, KBS REIT II, KBS REIT III, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT II, the Dealer Manager, the Advisor and other KBS-affiliated entities, entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of coverage are shared. The cost of these lower tiers is allocated by the Advisor and its insurance broker among each of the various entities covered by the plan, and is billed directly to each entity. The allocation of these shared coverage costs is proportionate to the pricing by the insurance marketplace for the first tiers of directors and officers liability coverage purchased individually by each REIT. The Advisor’s and the Dealer Manager’s portion of the shared lower tiers’ cost is proportionate to the respective entities’ prior cost for the errors and omissions insurance. In June 2015, KBS Growth & Income REIT was added to the insurance program at terms similar to those described above.
During the three and six months ended June 30, 2015 and 2014, no other business transactions occurred between the Company and these other KBS-sponsored programs.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2015
(unaudited)

Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three and six months ended June 30, 2015 and 2014, respectively, and any related amounts payable as of June 30, 2015 and December 31, 2014 (in thousands):

	Incurred				Payable as of
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
	2015	2014	2015	2014	2015	2014
Expensed
Asset management fees	$2,077	$1,909	$4,130	$3,518	$—	$—
Real estate acquisition fees	—	—	—	2,274	—	—
Reimbursable operating expenses (1)	32	42	77	73	33	—
Disposition fees(2)	—	—	102	—	—	—
Capitalized
Acquisition fee on investment in unconsolidated joint venture	—	1,573	—	1,573	—	—
	$2,109	$3,524	$4,309	$7,438	$33	$—
_____________________
(1) The Advisor may seek reimbursement for certain employee costs under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $29,000 and $42,000 for the three months ended June 30, 2015 and 2014, respectively, and $62,000 and $73,000 for the six months ended June 30, 2015 and 2014, respectively, and were the only employee costs reimbursed under the Advisory Agreement during these periods. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers.
(2) Disposition fees with respect to real estate sold are included in the gain on sales of real estate in the accompanying consolidated statements of operations.

10.	INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
As of June 30, 2015 and December 31, 2014, the Company’s investments in unconsolidated joint ventures were composed of the following (dollars in thousands):

				Investment Balance at
Joint Venture	Number of Properties	Location	Ownership %	June 30, 2015	December 31, 2014
NIP Joint Venture	23	Various	Less than 5.0%	$5,305	$5,305
110 William Joint Venture	1	New York, New York	60.0%	68,084	66,740
				$73,389	$72,045
Investment in National Industrial Portfolio Joint Venture
On May 18, 2012, the Company, through an indirect wholly owned subsidiary, entered into a joint venture (the “NIP Joint Venture”) with OCM NIP JV Holdings, L.P. and HC KBS NIP JV, LLC (“HC-KBS”). The NIP Joint Venture owns 23 industrial properties and a master lease with respect to another industrial property encompassing 11.4 million square feet. The Company made an initial capital contribution of $8.0 million which represents less than a 5.0% ownership interest in the NIP Joint Venture as of June 30, 2015. The Company has virtually no influence over the NIP Joint Venture’s operations, financial policies or decision making. Accordingly, the Company has accounted for its investment in the NIP Joint Venture under the cost method of accounting. Income, losses and distributions from the NIP Joint Venture are generally allocated among the members based on their respective equity interests.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2015
(unaudited)

As of June 30, 2015 and December 31, 2014, the book value of the Company’s investment in the NIP Joint Venture was $5.3 million. During the three and six months ended June 30, 2015 and 2014, the Company did not receive any distributions related to its investment in the NIP Joint Venture.
Investment in 110 William Joint Venture
On December 23, 2013, the Company, through an indirect wholly owned subsidiary, entered into an agreement with SREF III 110 William JV, LLC (the “110 William JV Partner”) to form a joint venture (the “110 William Joint Venture”). On May 2, 2014, the 110 William Joint Venture acquired an office property containing 928,157 rentable square feet located on approximately 0.8 acres of land in New York, New York (“110 William Street”). At acquisition, 110 William Street was 97% leased to 33 tenants. Each of the Company and the 110 William JV Partner hold a 60% and 40% ownership interest in the 110 William Joint Venture, respectively. The Company exercises significant influence over the operations, financial policies and decision making with respect to the 110 William Joint Venture but significant decisions require approval from both members. Accordingly, the Company has accounted for its investment in the 110 William Joint Venture under the equity method of accounting. Income, losses, contributions and distributions are generally allocated based on the members’ respective equity interests.
As of June 30, 2015 and December 31, 2014, the book value of the Company’s investment in the 110 William Joint Venture was $68.1 million and $66.7 million, respectively.
Summarized financial information for the 110 William Joint Venture follows (in thousands):

	(unaudited)
	June 30, 2015	December 31, 2014
Assets:
Real estate assets, net of accumulated depreciation and amortization	$272,723	$276,683
Other assets	17,394	15,858
Total assets	$290,117	$292,541
Liabilities and Equity:
Notes payable, net(1)	$165,645	$168,178
Other liabilities	13,629	15,796
Partners’ capital	110,843	108,567
Total Liabilities and Equity	$290,117	$292,541
_____________________
(1) Includes (i) a first mortgage loan with an outstanding principal balance of $139.6 million and $140.7 million as of June 30, 2015 and December 31, 2014, respectively, bearing interest at a fixed rate of 4.8% per annum and maturing on July 6, 2017 and (ii) a mezzanine loan with an outstanding principal balance of $20.0 million as of June 30, 2015 and December 31, 2014 bearing interest at a fixed rate of 9.5% per annum and maturing on July 6, 2017.  The amount presented is net of a premium on notes payable of $6.0 million and $7.5 million as of June 30, 2015 and December 31, 2014, respectively.

	(unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$8,413	$5,448	$16,698	$5,448
Expenses:
Operating, maintenance, and management	2,784	1,389	5,487	1,389
Real estate taxes and insurance	1,352	849	2,687	849
Real estate acquisition fees and expenses	—	711	—	991
Depreciation and amortization	3,222	2,056	6,282	2,056
Interest expense	1,542	1,031	3,075	1,031
Total expenses	8,900	6,036	17,531	6,316
Other income	307	33	308	33
Net loss	(180)	(555)	(525)	(835)
Company's equity in loss of unconsolidated joint venture	$(118)	$(333)	$(336)	$(501)

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2015
(unaudited)

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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Although there can be no assurance, the Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations as of June 30, 2015. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities.
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

12.	EARNINGS PER SHARE
The following table presents the computation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator
Income (loss) from continuing operations	$2,639	$(5,460)	$8,024	$(15,341)
(Income) loss from continuing operations attributable to noncontrolling interests	(1,113)	149	(4,263)	426
Income (loss) from continuing operations attributable to common stockholders	1,526	(5,311)	3,761	(14,915)
Total loss from discontinued operations	—	(20)	—	(33)
Total income from discontinued operations attributable to noncontrolling interests	—	—	—	—
Total loss from discontinued operations attributable to common stockholders	—	(20)	—	(33)
Net income (loss) attributable to common stockholders	$1,526	$(5,331)	$3,761	$(14,948)

Denominator
Weighted-average number of common shares outstanding, basic and diluted	60,193,459	59,642,831	60,115,426	59,618,518

Basic and diluted income (loss) per common share:
Continuing operations	$0.03	$(0.09)	$0.06	$(0.25)
Discontinued operations	—	—	—	—
Net income (loss) per common share	$0.03	$(0.09)	$0.06	$(0.25)

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2015
(unaudited)

13.	SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Distribution Declared
On August 6, 2015, the Company’s board of directors authorized a distribution in the amount of $0.09452055 per share of common stock to stockholders of record as of the close of business on September 21, 2015. The Company expects to pay this distribution on September 28, 2015. The board of directors will declare distributions from time to time based on the Company’s income, cash flow and investing and financing activities. As such, the Company can give no assurances as to the timing, amount or notice with respect to any future distribution declarations.
Sixth Amended and Restated Share Redemption Program
On July 27, 2015, the Company’s board of directors approved a sixth amended and restated share redemption program (the “Amended Share Redemption Program”). Pursuant to the Amended Share Redemption Program, the board of directors approved an additional $10.0 million of funds available for the redemption of shares for calendar year 2015. To the extent that the Company redeems less than the number of shares that the Company can purchase in calendar year 2015, any excess capacity to redeem shares during calendar year 2015 will be added to the Company’s capacity to otherwise redeem shares during calendar year 2016. There were no other material changes to the Amended Share Redemption Program. The Amended Share Redemption Program became effective on August 10, 2015, and as a result will be effective for redemptions made on the August 2015 redemption date, which is August 31, 2015. The board of directors may amend, suspend or terminate the Amended Share Redemption Program for any reason upon 30 days’ notice to the Company’s stockholders. The Company may provide such notice by including such information in a Current Report on Form 8-K, a Quarterly Report on Form 10-Q or an Annual Report on Form 10-K, all publicly filed with the SEC, or by a separate mailing to its stockholders.
For a stockholder’s shares to be eligible for redemption in a given month or to withdraw a redemption request, the Company must receive a written notice from the stockholder or from an authorized representative of the stockholder in good order and on a form approved by the Company at least five business days before the redemption date, or by August 24, 2015 in the case of the August 31, 2015 redemption date.

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
On January 8, 2009, we filed a registration statement on Form S-11 with the SEC to offer a minimum of 250,000 shares and a maximum of 140,000,000 shares of common stock for sale to the public, of which 100,000,000 shares were registered in our primary offering and 40,000,000 shares were registered under our dividend reinvestment plan. We ceased offering shares of common stock in our primary offering on November 14, 2012. We sold 56,584,976 shares of common stock in the primary offering for gross offering proceeds of $561.7 million. We continue to offer shares of common stock under the dividend reinvestment plan. As of June 30, 2015, we had sold 4,578,307 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $46.1 million. Also as of June 30, 2015, we had redeemed 1,257,347 of the shares sold in our offering for $13.6 million. Additionally, on December 29, 2011 and October 23, 2012, we issued 220,994 shares and 55,249 shares of common stock, respectively, for $2.0 million and $0.5 million, respectively, in private transactions exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.
As of June 30, 2015, we owned 11 office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 63 acres of undeveloped land, one office portfolio consisting of three office properties, one retail property, two apartment properties, two investments in undeveloped land encompassing an aggregate of 1,670 acres, one first mortgage loan and two investments in unconsolidated joint ventures.
Market Outlook – Real Estate and Real Estate Finance Markets
The following discussion is based on management’s beliefs, observations and expectations with respect to the real estate and real estate finance markets.
The global capital markets remain volatile as the world’s economic growth has been affected by geopolitical and economic events in Europe, the Middle East and Asia throughout the summer of 2015, such as the Greek sovereign debt crisis and the fall of the Chinese stock markets. The rise of the Islamic State and the struggle between the Ukrainian government and pro-Russian rebels have kept the U.S. and its allies engaged in international conflicts. The slowdown in global economic growth, and in particular the slowing of the Chinese economy, has had a ripple effect through the energy and commodity markets. Decreasing demand for commodities and in particular oil, has led to a steep price decline in most commodity market prices which has, in turn, threatened the economies of commodity dependent nations. In the United States, the Federal Reserve seeks to normalize interest rates with the anticipated increase in rates in 2015. In this type of economic environment the level of uncertainty and volatility has increased. While the U.S. economy has rebounded from the recent recession, the remainder of the world’s industrialized and emerging economies have struggled to maintain even low levels of economic growth.
Central bank interventions continue to bolster the global economy. In 2012, Japan embarked on a massive quantitative easing (“QE”) program designed to kickstart its economy. To date, the program has led to lower Japanese interest rates, a run up in the Japanese stock markets and a devaluation of the yen. In Europe, the European Central Bank (ECB) announced its own QE program in January 2015. The long awaited announcement has led to lower European interest rates and a weakening of the Euro against other currencies. In China, the central government has struggled to control its shadow banking system. Recent crackdowns on corruption and the intervention of the government into the country's falling stock market have increased the level of investor uncertainty.
The Federal Reserve has maintained an accommodative monetary policy since the beginning of the 2008 financial crisis. Through a variety of monetary tools and programs, the Federal Reserve injected trillions of U.S. dollars into the global financial markets. The U.S. QE program focused on the purchase of U.S. treasury bonds and mortgage backed securities. In October 2014, the Federal Reserve concluded the most recent phase of QE. The end of this program shifted investor focus to the timing of an eventual interest rate increase by the Federal Reserve. While it is unclear whether such an increase will happen in 2015 or 2016, it now appears likely that an increase is in the Federal Reserve's plans.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

In the United States, recent economic data has shown moderate economic growth. The labor force participation rate continues to be low and personal income growth has remained stagnant. However, slow and steady growth in the labor markets has driven unemployment down to 5.3% as of June 2015. Consumer spending in the United States has increased, and is being driven by lower debt service burdens, record high stock market valuations, rebounding home prices and a dramatic decrease in the cost of gasoline. Consumer confidence levels are starting to reach levels last seen in the 1990s. U.S. gross domestic product (“U.S. GDP”) has continued to grow at a moderate annualized rate. On an annual basis, U.S. GDP growth in 2014 was 2.4%, which was an improvement over 2013’s growth rate of 1.5%. In the second half of 2014, the U.S. dollar began to appreciate against the currencies of other nations. However, the effects of a strong dollar and weak international economic growth began to materialize in the form of reduced corporate earnings in the fourth quarter of 2014. This trend continued in the first quarter of 2015, where U.S. GDP increased at an annual rate of 0.6%.
The U.S. dollar has remained a safe haven currency and the U.S. commercial real estate market has benefited from an inflow of foreign capital. Initially, gateway markets such as New York City and San Francisco benefited from a high demand for commercial properties. In 2014, the commercial real estate market recovery spread to secondary and tertiary markets, and most asset classes. The U.S. commercial real estate market has gained favor as an alternative investment class and capital flows continue to improve. In 2015, commercial property values have continued to rise and the U.S. commercial real estate market is currently on pace to set a record in transaction volume. However, the recovery in commercial real estate is expected to remain uneven across geographies and among property types.
As the dollar strengthens, the flow of capital into the United States could be curtailed. International demand for U.S. assets has been driven, in part, by the perception that U.S. real assets and the U.S. dollar are safe havens from some market risks. A decrease in flow of capital into the United States could lead to a decrease in the demand for U.S. commercial real estate assets, and result in a decline in commercial real estate values.
After several years of improving market conditions, the recovery in the U.S. residential real estate market has slowed. The initial recovery was driven by low interest rates, pent-up demand from the consumer sector and institutional investors in the form of buy-to-rent portfolios. In 2015, investor demand for homes has slowed and the housing market appears to be heading into a consolidation phase as several institutional investors seek an exit to repay investors. All cash purchases of homes, an indicator of institutional investor activity, has dropped dramatically. New home construction numbers have been driven largely by the construction of multifamily projects.
Overall, despite indications of recovery in the United States, uncertainties abound. China’s export-based economy has slowed and the Japanese government continues to experiment with QE. The EU is faced with the economic collapse of Greece, another recession and military conflict in the Ukraine. In the United States, the Federal Reserve completed the latest phase of QE in 2014 and is now faced with the impact of a strong dollar and the anticipation of increasing interest rates. In the short-term, we anticipate that market conditions will continue to remain strong and volatile. When combined with a challenging global macro-economic environment, these conditions may interfere with the implementation of our business strategy and/or force us to modify it.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

We sold 56,584,976 shares of common stock in the primary portion of our initial public offering for gross offering proceeds of $561.7 million. We ceased offering shares in the primary portion of our initial public offering on November 14, 2012. We continue to offer shares of common stock under the dividend reinvestment plan. As of June 30, 2015, we had sold 4,578,307 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $46.1 million. To date, we have invested substantially all of the net proceeds from our initial public offering in real estate and real estate-related investments. We intend to use our cash on hand, proceeds from debt financing, cash flow generated by our real estate operations and real estate-related investments, proceeds from our dividend reinvestment plan and principal repayments on our real estate loans receivable as our primary sources of immediate and long-term liquidity.
Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures and corporate general and administrative expenses.  Cash flow from operations from our real estate investments is primarily dependent upon the occupancy levels of our properties, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures.  As of June 30, 2015, our office and retail properties were collectively 82% occupied and our apartment properties were collectively 91% occupied.
Investments in real estate-related loans generate cash flow in the form of interest income, which are reduced by loan service fees, asset management fees and corporate general and administrative expenses. As of June 30, 2015, we had one real estate loan receivable outstanding with a total book value of $27.9 million. On June 30, 2015, this loan matured without repayment.  On July 1, 2015, we provided notice to the borrower of default and may commence foreclosure proceedings on, or otherwise take title to, the property securing the loan.
As of June 30, 2015, we had outstanding debt obligations in the aggregate principal amount of $539.9 million, with a weighted average remaining term of 2.5 years. As of June 30, 2015, we had $29.5 million of unrestricted secured revolving debt available for future disbursements under a portfolio loan facility, subject to certain conditions set forth in the loan agreement.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the Conflicts Committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expense reimbursements for the four fiscal quarters ended June 30, 2015 did not exceed the charter imposed limitation.
For the six months ended June 30, 2015, our cash needs for capital expenditures, redemptions of common stock and debt servicing were met with proceeds from debt financing, proceeds from our dividend reinvestment plan and cash on hand. Operating cash needs during the same period were met through cash flow generated by our real estate and real estate-related investments and cash on hand.
Cash Flows from Operating Activities
As of June 30, 2015, we owned 11 office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 63 acres of undeveloped land, one office portfolio consisting of three office properties, one retail property, two apartment properties, two investments in undeveloped land encompassing an aggregate of 1,670 acres, one first mortgage loan and two investments in unconsolidated joint ventures. During the six months ended June 30, 2015, net cash provided by operating activities was $12.2 million. We expect that our cash flows from operating activities will increase in future years as a result of leasing additional space that is currently unoccupied. However, our cash flows from operating activities may decrease to the extent that we dispose of assets.
Cash Flows from Investing Activities
Net cash provided by investing activities was $2.4 million for the six months ended June 30, 2015 and primarily consisted of the following:

•	Improvements to real estate of $17.6 million;

•	Proceeds from the sale of real estate of $15.7 million;

•	Proceeds from condemnation agreements of $5.7 million;

•	Investment in an unconsolidated joint venture of $1.7 million; and

•	Insurance proceeds of $0.3 million.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flows from Financing Activities
Net cash used in financing activities was $3.6 million for the six months ended June 30, 2015 and consisted primarily of the following:

•	$9.7 million of net cash provided by debt and other financings as a result of proceeds from notes payable of $39.7 million, partially offset by principal payments on notes payable of $30.0 million;

•	$5.3 million of cash used for redemptions of common stock;

•	$4.2 million of net cash distributions to stockholders, after giving effect to distributions reinvested by stockholders of $6.9 million; and

•	$3.7 million of net distributions to noncontrolling interests.
In order to execute our investment strategy, we utilize secured debt and we may, to the extent available, utilize unsecured debt to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinancing and interest risks, are properly balanced with the benefit of using leverage. There is no limitation on the amount we may borrow for any single investment. Our charter limits our total liabilities such that our total liabilities may not exceed 75% of the cost of our tangible assets; however, we may exceed that limit if a majority of the Conflicts Committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our common stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of June 30, 2015, our borrowings and other liabilities were approximately 53% of the cost (before depreciation or other noncash reserves) and book value (before depreciation) of our tangible assets.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of June 30, 2015 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2015	2016-2017	2018-2019	Thereafter
Outstanding debt obligations (1)	$539,928	$1,099	$430,155	$89,921	$18,753
Interest payments on outstanding debt obligations (2)	36,413	6,696	19,671	3,358	6,688
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts and interest rates in effect at June 30, 2015. We incurred interest expense of $7.2 million, excluding amortization of deferred financing costs of $1.5 million and including interest capitalized of $1.0 million, for the six months ended June 30, 2015.
Results of Operations
Overview
As June 30, 2014, we owned 13 office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 43 acres of undeveloped land, one office portfolio consisting of three office properties, one retail property, two apartment properties, two investments in undeveloped land encompassing an aggregate of 1,670 acres, one first mortgage loan and two investments in unconsolidated joint ventures. As of June 30, 2015, we owned 11 office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 63 acres of undeveloped land, one office portfolio consisting of three office properties, one retail property, two apartment properties, two investments in undeveloped land encompassing an aggregate of 1,670 acres, one first mortgage loan and two investments in unconsolidated joint ventures. Our results of operations for the three and six months ended June 30, 2015 may not be indicative of those in future periods as the occupancy in our properties has not been stabilized. As of June 30, 2015, our office and retail properties were collectively 82% occupied and our apartment properties were collectively 91% occupied.  However, due to the short outstanding weighted-average lease term in the portfolio of less than four years, we do not put significant emphasis on quarterly changes in occupancy (positive or negative) in the short run. Our underwriting and valuations are generally more sensitive to “terminal values” that may be realized upon the disposition of the assets in the portfolio and less sensitive to ongoing cash flows generated by the portfolio in the years leading up to an eventual sale. There are no guarantees that occupancies of our assets will increase, or that we will recognize a gain on the sale of our assets. We funded the acquisitions of these investments with proceeds from our initial public offering and debt financing. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of leasing additional space but decrease due to disposition activity.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparison of the three months ended June 30, 2015 versus the three months ended June 30, 2014
The following table provides summary information about our results of operations for the three months ended June 30, 2015 and 2014 (dollar amounts in thousands):

	Three Months Ended June 30,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions/ Originations/Dispositions (1)	$ Change Due to Investments Held Throughout Both Periods (2)
	2015	2014
Rental income	$22,118	$20,892	$1,226	6%	$(248)	$1,474
Tenant reimbursements	4,740	3,822	918	24%	(10)	928
Interest income from real estate loans receivable	993	717	276	38%	—	276
Other operating income	816	813	3	—%	(41)	44
Operating, maintenance, and management costs	8,980	8,578	402	5%	(176)	578
Real estate taxes and insurance	3,839	3,426	413	12%	(38)	451
Asset management fees to affiliate	2,077	1,909	168	9%	105	63
General and administrative expenses	869	978	(109)	(11)%	n/a	n/a
Depreciation and amortization	11,159	11,883	(724)	(6)%	(109)	(615)
Interest expense	3,857	4,595	(738)	(16)%	(48)	(690)
Other income	4,889	—	4,889	n/a	n/a	n/a
_____________________
(1) Represents the dollar amount increase (decrease) for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 related to real estate and real estate-related investments acquired, originated, repaid or disposed on or after April 1, 2014.
(2) Represents the dollar amount increase (decrease) for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 with respect to real estate and real estate-related investments owned by us during the entire periods presented.
Rental income and tenant reimbursements increased from $20.9 million and $3.8 million, respectively, for the three months ended June 30, 2014 to $22.1 million and $4.7 million, respectively, for the three months ended June 30, 2015, primarily as a result of a slight increase in occupancy and average rental rates related to properties held throughout both periods, partially offset by a decrease due to the dispositions of real estate properties. We expect rental income and tenant reimbursements to increase in future periods as a result of leasing additional space but to decrease to the extent we dispose of properties.
Interest income from our real estate loan receivable, recognized using the interest method, increased from $0.7 million for the three months ended June 30, 2014 to $1.0 million for the three months ended June 30, 2015 primarily due to an increase in outstanding principal balance under our real estate loan receivable. Our interest income in future periods will decrease upon any principal repayment on our real estate loan receivable or increase as a result of any additional fundings. On June 30, 2015, our real estate loan receivable matured without repayment.  On July 1, 2015, we provided notice to the borrower of default and may commence foreclosure proceedings on, or otherwise take title to, the property securing this loan.
Property operating costs and real estate taxes and insurance increased from $8.6 million and $3.4 million, respectively, for the three months ended June 30, 2014 to $9.0 million and $3.8 million, respectively, for the three months ended June 30, 2015, due to increases in occupancy and inflation partially offset by a decrease due to dispositions. We expect property operating costs and real estate taxes and insurance to increase in future periods as a result of increasing occupancy of our real estate assets and inflation but to decrease to the extent we dispose of properties.
Asset management fees increased from $1.9 million for the three months ended June 30, 2014 to $2.1 million for the three months ended June 30, 2015, as a result of the growth in our investment portfolio and capital improvements, which increased the asset basis used to calculate asset management fees. We expect asset management fees to increase in future periods as a result of capital expenditures but to decrease to the extent we dispose of properties. All asset management fees incurred as of June 30, 2015 have been paid.
Depreciation and amortization decreased from $11.9 million for the three months ended June 30, 2014 to $11.2 million for the three months ended June 30, 2015, primarily due to a decrease in amortization of tenant origination and absorption costs for properties held throughout both periods. We expect depreciation and amortization to decrease in future periods as a result of a decrease in amortization of tenant origination costs related to lease expirations.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Interest expense decreased from $4.6 million for the three months ended June 30, 2014 to $3.9 million for the three months ended June 30, 2015, primarily due to the refinancing of certain debt resulting in an overall decrease in average interest rates. Excluded from interest expense was $0.5 million of interest capitalized to our investments in undeveloped land during the three months ended June 30, 2015 and 2014. Our interest expense in future periods will vary based on interest rate fluctuations, the amount of interest capitalized and our level of future borrowings, which will depend on the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.
During the three months ended June 30, 2015, we received $5.7 million in condemnation agreements.  The carrying value of the condemned land was $0.8 million, resulting in a gain of $4.9 million, which is included in other income in the accompanying consolidated statements of operations.
Comparison of the six months ended June 30, 2015 versus the six months ended June 30, 2014
The following table provides summary information about our results of operations for the six months ended June 30, 2015 and 2014 (dollar amounts in thousands):

	Six Months Ended June 30,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions/ Originations/Dispositions (1)	$ Change Due to Investments Held Throughout Both Periods (2)
	2015	2014
Rental income	$43,979	$40,428	$3,551	9%	$727	$2,824
Tenant reimbursements	9,050	7,624	1,426	19%	(2)	1,428
Interest income from real estate loans receivable	1,968	1,429	539	38%	—	539
Other operating income	1,613	1,390	223	16%	368	(145)
Operating, maintenance, and management costs	17,924	17,293	631	4%	255	376
Real estate taxes and insurance	7,498	6,920	578	8%	20	558
Asset management fees to affiliate	4,130	3,518	612	17%	512	100
Real estate acquisition fees to affiliate	—	2,274	(2,274)	n/a	(2,274)	n/a
Real estate acquisition fees and expenses	—	2,180	(2,180)	n/a	(2,180)	n/a
General and administrative expenses	1,732	1,889	(157)	(8)%	n/a	n/a
Depreciation and amortization	22,387	23,614	(1,227)	(5)%	(165)	(1,062)
Interest expense	7,769	8,028	(259)	(3)%	252	(511)
Other income	4,889	—	4,889	n/a	n/a	n/a
Gain on real sale of real estate, net	8,287	—	8,287	n/a	8,287	n/a
_____________________
(1) Represents the dollar amount increase (decrease) for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 related to real estate and real estate-related investments acquired, originated, repaid or disposed on or after January 1, 2014.
(2) Represents the dollar amount increase (decrease) for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 with respect to real estate and real estate-related investments owned by us during the entire periods presented.
Rental income and tenant reimbursements increased from $40.4 million and $7.6 million, respectively, for the six months ended June 30, 2014 to $44.0 million and $9.1 million, respectively, for the six months ended June 30, 2015, primarily as a result of a slight increase in occupancy and average rental rates related to properties held throughout both periods and the growth in our real estate portfolio, partially offset by a decrease due to dispositions of real estate properties. We expect rental income and tenant reimbursements to increase in future periods as a result of leasing additional space but to decrease to the extent we dispose of properties.
Interest income from our real estate loan receivable, recognized using the interest method, increased from $1.4 million for the six months ended June 30, 2014 to $2.0 million for the six months ended June 30, 2015 primarily due to an increase in outstanding principal balance under the University House First Mortgage. Our interest income in future periods will decrease upon any principal repayment on our real estate loan receivable or increase as a result of any additional fundings. On June 30, 2015, our real estate loan receivable matured without repayment.  On July 1, 2015, we provided notice to the borrower of default and may commence foreclosure proceedings on, or otherwise take title to, the property securing this loan.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Property operating costs and real estate taxes and insurance increased from $17.3 million and $6.9 million, respectively, for the six months ended June 30, 2014 to $17.9 million and $7.5 million, respectively, for the six months ended June 30, 2015, primarily as a result of the growth in our real estate portfolio and inflation. We expect property operating costs and real estate taxes and insurance to increase in future periods as a result of increasing occupancy of our real estate assets and inflation but to decrease to the extent we dispose of properties.
Asset management fees increased from $3.5 million for the six months ended June 30, 2014 to $4.1 million for the six months ended June 30, 2015, as a result of the growth in our investment portfolio and capital improvements, which increased the asset basis used to calculate asset management fees. We expect asset management fees to increase in future periods as a result of capital expenditures but to decrease to the extent we dispose of properties. All asset management fees incurred as of June 30, 2015 have been paid.
Real estate acquisition fees and expenses to affiliates and non-affiliates were $4.5 million for the six months ended June 30, 2014. We did not expense any real estate acquisition fees and expenses during the six months ended June 30, 2015. Additionally, during the six months ended June 30, 2014, we capitalized $1.6 million in acquisition fees and expenses related to our investment in an unconsolidated joint venture. We do not expect to incur significant real estate acquisition fees and expenses in future periods as we do not expect to make further acquisitions.
Depreciation and amortization decreased from $23.6 million for the six months ended June 30, 2014 to $22.4 million for the six months ended June 30, 2015, primarily due to a decrease in amortization of tenant origination and absorption costs for properties held throughout both periods and partially offset by an increase due to the growth of our real estate portfolio. We expect depreciation and amortization to decrease in future periods as a result of a decrease in amortization of tenant origination costs related to lease expirations.
Interest expense decreased from $8.0 million for the six months ended June 30, 2014 to $7.8 million for the six months ended June 30, 2015, primarily due to the refinancing of certain debt resulting in an overall decrease in average interest rates. Excluded from interest expense was $1.0 million of interest capitalized to our investments in undeveloped land during the six months ended June 30, 2015 and 2014. Our interest expense in future periods will vary based on interest rate fluctuations, the amount of interest capitalized and our level of future borrowings, which will depend on the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.
During the six months ended June 30, 2015, we received $5.7 million in condemnation agreements.  The carrying value of the condemned land was $0.8 million, resulting in a gain of $4.9 million, which is included in other income in the accompanying consolidated statements of operations.
During the six months ended June 30, 2015, we sold one office property that resulted in a gain on sale of $8.3 million. During the six months ended June 30, 2014, we did not dispose of any properties.
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
Although MFFO includes other adjustments, the exclusion of straight-line rent, the amortization of above- and below-market leases, the amortization of discounts and closing costs, acquisition fees and expenses and prepayment fees related to the extinguishment of debt are the most significant adjustments for the periods presented.  We have excluded these items based on the following economic considerations:

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

•
Acquisition fees and expenses.  Acquisition fees and expenses related to the acquisition of real estate are expensed.  Although these amounts reduce net income, we exclude them from MFFO to more appropriately present the ongoing operating performance of our real estate investments on a comparative basis.  Additionally, acquisition costs have been funded from the proceeds from our now terminated initial public offering and debt financings and not from our operations.  We believe this exclusion is useful to investors as it allows investors to more accurately evaluate the sustainability of our operating performance; and

•
Prepayment fees related to the extinguishment of debt. Prepayment fees related to the extinguishment of debt are generally included in interest expense. Although these amounts reduce net income, we exclude them from MFFO to more appropriately present the ongoing operating performance of our real estate investments on a comparative basis, as we do not believe that the infrequent payment of such fees is reflective of the ongoing operations of our portfolio of real estate investments.

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculations of MFFO and Adjusted MFFO, for the three and six months ended June 30, 2015 and 2014 (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss) attributable to common stockholders	$1,526	$(5,331)	$3,761	$(14,948)
Depreciation of real estate assets	5,931	5,005	11,595	9,552
Amortization of lease-related costs	5,228	6,878	10,792	14,062
Loss (gain) on sale of real estate, net	24	—	(8,287)	—
Adjustments for noncontrolling interests - consolidated entity (1)	(146)	(179)	2,950	(337)
Adjustments for investment in unconsolidated entity (2)	1,943	1,234	3,790	1,234
FFO (3)	14,506	7,607	24,601	9,563
Straight-line rent and amortization of above- and below-market leases	(1,542)	(2,691)	(3,142)	(5,472)
Amortization of discounts and closing costs	(219)	(105)	(428)	(203)
Real estate acquisition fees to affiliate	—	—	—	2,274
Real estate acquisition fees and expenses	—	4	—	2,180
Amortization of net premium/discount on bond and notes payable	6	3	11	(9)
Prepayment fees related to the extinguishment of debt	250	332	250	332
Adjustments for noncontrolling interests - consolidated entity (1)	(11)	(9)	(24)	(178)
Adjustments for investment in unconsolidated entity (2)	(1,121)	(430)	(2,224)	(263)
MFFO (3)	11,869	4,711	19,044	8,224
Other capitalized operating expenses (4)	(709)	(643)	(1,471)	(1,361)
Adjustments for noncontrolling interests - consolidated entity (1)	80	71	162	146
Adjusted MFFO (3)	$11,240	$4,139	$17,735	$7,009
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
(3) FFO, MFFO and Adjusted MFFO include $4.9 million of gain from condemnation agreements for the three and six months ended June 30, 2015.
(4) Reflects real estate taxes, property insurance and financing costs that are capitalized with respect to certain of our investments in undeveloped land.  During the time in which we are incurring costs necessary to bring these investments to their intended use, certain normal recurring operating costs are capitalized in accordance with GAAP and not reflected in our net income (loss), FFO and MFFO.
FFO, MFFO and Adjusted MFFO may also be used to fund all or a portion of certain capitalizable items that are excluded from FFO, MFFO and Adjusted MFFO, such as tenant improvements, building improvements and deferred leasing costs. We expect FFO, MFFO and Adjusted MFFO to improve in future periods as a result of leasing additional space in our real estate assets.
Distributions
Distributions declared, distributions paid and cash flows from operations were as follows for the first and second quarters of 2015 (in thousands, except per share amounts):

	Distribution Declared	Distributions Declared Per Share	Distributions Paid			Cash Flows Provided by Operations
Period			Cash	Reinvested	Total
First Quarter 2015	$5,547	$0.092	$2,087	$3,460	$5,547	$2,792
Second Quarter 2015	5,620	0.094	2,145	3,475	5,620	9,363
	$11,167	$0.186	$4,232	$6,935	$11,167	$12,155
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

On May 12, 2015, our board of directors authorized a distribution in the amount of $0.09349315 per share of common stock to stockholders of record as of the close of business on June 18, 2015. We paid this distribution on June 25, 2015 and this was the only distribution declared and paid during the second quarter of 2015.
Our net income attributable to common stockholders for the six months ended June 30, 2015 was $3.8 million and our cash flows provided by operations were $12.2 million. Our cumulative distributions paid and net loss attributable to common stockholders from inception through June 30, 2015 were $71.8 million and $27.3 million, respectively. We have funded our cumulative distributions, which includes net cash distributions and distributions reinvested by stockholders, with proceeds from debt financing of $18.7 million, proceeds from the dispositions of property of $13.7 million and cash provided by operations of $39.4 million. To the extent that we pay distributions from sources other than our cash flow from operations or gains from asset sales, we will have fewer funds available for investment in real estate-related loans, opportunistic real estate, real estate-related debt securities and other real estate-related investments, the overall return to our stockholders may be reduced and subsequent investors may experience dilution.
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
Distribution Declared
On August 6, 2015, our board of directors authorized a distribution in the amount of $0.09452055 per share of common stock to stockholders of record as of the close of business on September 21, 2015. We expect to pay this distribution on September 28, 2015. The board of directors will declare distributions from time to time based on our income, cash flow and investing and financing activities. As such, we can give no assurances as to the timing, amount or notice with respect to any future distribution declarations.
Sixth Amended and Restated Share Redemption Program
On July 27, 2015, our board of directors approved a sixth amended and restated share redemption program (the “Amended Share Redemption Program”). Pursuant to the Amended Share Redemption Program, the board of directors approved an additional $10.0 million of funds available for the redemption of shares for calendar year 2015. To the extent that we redeem less than the number of shares that we can purchase in calendar year 2015, any excess capacity to redeem shares during calendar year 2015 will be added to our capacity to otherwise redeem shares during calendar year 2016. There were no other material changes to the Amended Share Redemption Program. The Amended Share Redemption Program became effective on August 10, 2015, and as a result will be effective for redemptions made on the August 2015 redemption date, which is August 31, 2015. The board of directors may amend, suspend or terminate the Amended Share Redemption Program for any reason upon 30 days’ notice to our stockholders. We may provide such notice by including such information in a Current Report on Form 8-K, a Quarterly Report on Form 10-Q or an Annual Report on Form 10-K, all publicly filed with the SEC, or by a separate mailing to its stockholders.
For a stockholder’s shares to be eligible for redemption in a given month or to withdraw a redemption request, we must receive a written notice from the stockholder or from an authorized representative of the stockholder in good order and on a form approved by us at least five business days before the redemption date, or by August 24, 2015 in the case of the August 31, 2015 redemption date.

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
We borrow funds at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of June 30, 2015, the fair value and the carrying value of our fixed rate real estate loan receivable was $27.9 million. The fair value estimate of our fixed rate real estate loan receivable was estimated using an internal valuation model that considers the expected cash flows for the loans, underlying collateral values (for collateral-dependent loans) and the estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements. As of June 30, 2015, the fair value of our fixed rate debt was $34.9 million and the carrying value of our fixed rate debt was $32.5 million. The fair value estimate of our fixed rate debt was calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of June 30, 2015. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting changes in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on variable rate debt and loans receivable would change our future earnings and cash flows, but would not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. As of June 30, 2015, we were exposed to market risks related to fluctuations in interest rates on $507.4 million of variable rate debt outstanding. Based on interest rates as of June 30, 2015, if interest rates were 100 basis points higher during the 12 months ending June 30, 2016, interest expense on our variable rate debt would increase by $5.0 million. As of June 30, 2015, one-month LIBOR was 0.18650% and if the LIBOR index was reduced to 0% during the 12 months ending June 30, 2016, interest expense on our variable rate debt would decrease by $0.8 million.
The weighted-average interest rates of our fixed rate debt and variable rate debt as of June 30, 2015 were 4.5% and 2.3%, respectively.  The annual effective interest rate of our fixed rate real estate loan receivable as of June 30, 2015 was 14.2%. The annual effective interest rate represents the effective interest rate as of June 30, 2015, using the interest method that we use to recognize interest income on our real estate loans receivable.

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

•
During 2015, redemptions are limited to the amount of net proceeds from the sale of shares under our dividend reinvestment plan during 2014 plus an additional $10.0 million. The last $1.0 million of net proceeds from the dividend reinvestment plan during 2014 shall be reserved exclusively for shares redeemed in connection with a stockholder’s death, “qualifying disability,” or “determination of incompetence” (except that we may increase or decrease this funding limit by providing ten business days’ notice to our stockholders)

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

PART II. OTHER INFORMATION (CONTINUED)
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (continued)

During the six months ended June 30, 2015, we fulfilled redemption requests and redeemed shares pursuant to the share redemption program as follows:

Month	Total Number of Shares Redeemed	Average Price Paid Per Share (1)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2015	22,221	$11.78	(2)
February 2015	33,001	$11.78	(2)
March 2015	42,961	$11.92	(2)
April 2015	73,281	$11.86	(2)
May 2015	54,082	$11.94	(2)
June 2015	212,935	$12.24	(2)
Total	438,481
_____________________
(1) Pursuant to the program, as amended, we redeemed shares as follows until June 13, 2015:

•	92.5% of our most recent estimated value per share as of the applicable redemption date for those shares held for at least one year;

•	95.0% of our most recent estimated value per share as of the applicable redemption date for those shares held for at least two years;

•	97.5% of our most recent estimated value per share as of the applicable redemption date for those shares held for at least three years; and

•	100.0% of our most recent estimated value per share as of the applicable redemption date for those shares held for at least four years.
Until we announced in a public filing with the SEC the establishment of our estimated value per share on March 27, 2014, the estimated value per share was $10.00 for purposes of the foregoing prices. Notwithstanding the above, upon the death, “qualifying disability” or “determination of incompetence” of a stockholder, the redemption price was the amount paid to acquire the shares from us until we announced in a public filing with the SEC the establishment of our estimated value per share on March 27, 2014, at which time the redemption price was based on such estimated value per share. On December 9, 2014, our board of directors approved an estimated value per share of our common stock of $12.24, based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding as of September 30, 2014. The change in the redemption price became effective for the December 2014 redemption date and is effective until the estimated value per share is updated. We expect to engage KBS Capital Advisors and/or an independent valuation firm to update our estimated value per share in December 2015.
On May 12, 2015, our board of directors adopted a fifth amended and restated share redemption program (the “Amended Share Redemption Program”).  Pursuant to the Amended Share Redemption Program, all eligible shares will be redeemed at a price equal to the most recent estimated value per share as of the applicable redemption date, regardless of how long such shares have been held or whether shares are being redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence.”  There were no other changes to the Amended Share Redemption Program. The Amended Share Redemption Program became effective on June 13, 2015. The sixth amended and restated share redemption program, adopted by our board of directors on July 27, 2015, maintained these terms.
(2) We limit the dollar value of shares that may be redeemed under the program as described above. During the six months ended June 30, 2015, we redeemed $5.3 million of common stock, which represented all redemption requests received in good order and eligible for redemption through the June 2015 redemption date. Based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during 2014, we have $4.6 million available for redemptions during the remainder of 2015 plus an additional $10.0 million available for redemptions requested after July 2015, subject to the limitations described above.
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

4.2	Fifth Amended and Restated Dividend Reinvestment Plan, incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q filed May 14, 2015

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Sixth Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed July 27, 2015

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS STRATEGIC OPPORTUNITY REIT, INC.

Date:	August 13, 2015	By:	/S/ KEITH D. HALL
Keith D. Hall
Chief Executive Officer and Director
(principal executive officer)

Date:	August 13, 2015	By:	/S/ JEFFREY K. WALDVOGEL
Jeffrey K. Waldvogel
Chief Financial Officer, Treasurer and Secretary
(principal financial officer)