Form 10-Q
period 2015-09-30
KBS Strategic Opportunity REIT, Inc.
filed 2015-11-12
CIK 1452936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Yes  ☐  No  ☒
As of November 9, 2015, there were 58,555,669 outstanding shares of common stock of KBS Strategic Opportunity REIT, Inc.

KBS STRATEGIC OPPORTUNITY REIT, INC.
FORM 10-Q
September 30, 2015

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2015	December 31, 2014
	(unaudited)
Assets
Real estate held for investment, net	$832,432	$845,134
Real estate held for sale, net	—	9,954
Real estate loan receivable, net	27,850	27,422
Total real estate and real estate-related investments, net	860,282	882,510
Cash and cash equivalents	25,361	19,093
Investments in unconsolidated joint ventures	74,619	72,045
Rents and other receivables, net	22,926	18,283
Above-market leases, net	1,341	2,061
Assets related to real estate held for sale	—	213
Prepaid expenses and other assets	37,811	28,309
Total assets	$1,022,340	$1,022,514
Liabilities and equity
Notes and bond payable:
Notes and bond payable, net	$551,149	$525,613
Notes payable related to real estate held for sale	—	4,650
Total notes payable and bond payable, net	551,149	530,263
Accounts payable and accrued liabilities	22,006	18,609
Due to affiliates	1	—
Below-market leases, net	3,082	4,403
Other liabilities	14,036	9,192
Total liabilities	590,274	562,467
Commitments and contingencies (Note 11)
Redeemable common stock	13,155	9,911
Equity
KBS Strategic Opportunity REIT, Inc. stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 58,943,382 and 60,044,329 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	589	600
Additional paid-in capital	507,500	524,489
Cumulative distributions and net losses	(105,144)	(91,691)
Total KBS Strategic Opportunity REIT, Inc. stockholders’ equity	402,945	433,398
Noncontrolling interests	15,966	16,738
Total equity	418,911	450,136
Total liabilities and equity	$1,022,340	$1,022,514
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Rental income	$22,337	$21,505	$66,315	$61,932
Tenant reimbursements	4,940	4,404	13,991	12,029
Interest income from real estate loan receivable	—	948	1,968	2,377
Other operating income	881	741	2,495	2,131
Total revenues	28,158	27,598	84,769	78,469
Expenses:
Operating, maintenance, and management	9,930	8,992	27,855	26,285
Real estate taxes and insurance	3,940	3,409	11,439	10,329
Asset management fees to affiliate	2,112	2,049	6,242	5,567
Real estate acquisition fees to affiliate	—	—	—	2,274
Real estate acquisition fees and expenses	—	—	—	2,178
General and administrative expenses	892	726	2,624	2,618
Depreciation and amortization	11,297	11,895	33,684	35,509
Interest expense	3,524	3,777	11,292	11,805
Total expenses	31,695	30,848	93,136	96,565
Other income (loss):
Other interest income	7	10	21	15
Other income	195	—	5,084	—
Equity in income (loss) of unconsolidated joint venture	150	(256)	(186)	(757)
Gain on sale of real estate, net	2,908	55	11,195	55
Total other income (loss)	3,260	(191)	16,114	(687)
(Loss) income from continuing operations	(277)	(3,441)	7,747	(18,783)
Income (loss) from discontinued operations	—	15	—	(18)
Net (loss) income	(277)	(3,426)	7,747	(18,801)
Net (income) loss attributable to noncontrolling interests	(185)	59	(4,448)	486
Net (loss) income attributable to common stockholders	$(462)	$(3,367)	$3,299	$(18,315)
Basic and diluted (loss) income per common share:
Continuing operations	$(0.01)	$(0.06)	0.05	$(0.31)
Discontinued operations	—	—	—	—
Net (loss) income per common share	$(0.01)	$(0.06)	$0.05	$(0.31)
Weighted-average number of common shares outstanding, basic and diluted	59,729,415	59,735,474	59,986,122	59,658,088
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net (loss) income	$(277)	$(3,426)	$7,747	$(18,801)
Other comprehensive income:
Unrealized gain on real estate securities	—	—	—	9
Total other comprehensive income	—	—	—	9
Total comprehensive (loss) income	(277)	(3,426)	7,747	(18,792)
Total comprehensive (income) loss attributable to noncontrolling interests	(185)	59	(4,448)	486
Total comprehensive (loss) income attributable to common stockholders	$(462)	$(3,367)	$3,299	$(18,306)
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Year Ended December 31, 2014 and the Nine Months Ended September 30, 2015 (unaudited)
(dollars in thousands)

			Additional Paid-in Capital	Cumulative Distributions and Net Losses	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Common Stock
	Shares	Amounts
Balance, December 31, 2013	59,619,000	$596	$512,036	$(52,801)	$(9)	$459,822	$14,864	$474,686
Net loss	—	—	—	(23,194)	—	(23,194)	(554)	(23,748)
Other comprehensive income	—	—	—	—	9	9	—	9
Issuance of common stock	901,146	9	9,902	—	—	9,911	—	9,911
Transfers from redeemable common stock	—	—	7,662	—	—	7,662	—	7,662
Redemptions of common stock	(475,817)	(5)	(5,099)	—	—	(5,104)	—	(5,104)
Distributions declared	—	—	—	(15,696)	—	(15,696)	—	(15,696)
Other offering costs	—	—	(12)	—	—	(12)	—	(12)
Noncontrolling interests contributions	—	—	—	—	—	—	2,585	2,585
Distributions to noncontrolling interest	—	—	—	—	—	—	(157)	(157)
Balance, December 31, 2014	60,044,329	$600	$524,489	$(91,691)	$—	$433,398	$16,738	$450,136
Net income	—	—	—	3,299	—	3,299	4,448	7,747
Issuance of common stock	868,685	9	10,260	—	—	10,269	—	10,269
Transfers to redeemable common stock	—	—	(3,244)	—	—	(3,244)	—	(3,244)
Redemptions of common stock	(1,969,632)	(20)	(24,005)	—	—	(24,025)	—	(24,025)
Distributions declared	—	—	—	(16,752)	—	(16,752)	—	(16,752)
Noncontrolling interests contributions	—	—	—	—	—	—	751	751
Distributions to noncontrolling interests	—	—	—	—	—	—	(5,971)	(5,971)
Balance, September 30, 2015	58,943,382	$589	$507,500	$(105,144)	$—	$402,945	$15,966	$418,911
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash Flows from Operating Activities:
Net income (loss)	$7,747	$(18,801)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss due to property damages	2,260	730
Equity in loss of unconsolidated joint venture	186	757
Depreciation and amortization	33,684	35,509
Non-cash interest income on real estate-related investments	(428)	(399)
Gain on sale of real estate, net	(11,195)	(55)
Other income	(5,084)	—
Deferred rent	(3,708)	(6,884)
Bad debt expense	323	136
Amortization of above- and below-market leases, net	(601)	(1,013)
Amortization of deferred financing costs	2,118	2,166
Amortization of discount and (premium) on bond and notes payable, net	18	(6)
Changes in assets and liabilities:
Rents and other receivables	(1,021)	(1,587)
Prepaid expenses and other assets	(4,449)	(6,170)
Accounts payable and accrued liabilities	1,732	536
Due to affiliates	1	—
Other liabilities	201	2,392
Net cash provided by operating activities	21,784	7,311
Cash Flows from Investing Activities:
Acquisitions of real estate	—	(191,701)
Improvements to real estate	(24,209)	(22,829)
Proceeds from sales of real estate, net	25,045	1,393
Investments in real estate loans receivable	—	(5,850)
Proceeds from condemnation agreements	5,914	—
Insurance proceeds for property damages	294	—
Principal repayments on real estate securities	—	333
Investment in unconsolidated joint venture	(2,760)	(58,387)
Extension fee on real estate loans receivable	—	935
Funding of restricted cash for development obligations	(4,643)	—
Net cash used in investing activities	(359)	(276,106)
Cash Flows from Financing Activities:
Proceeds from notes payable	51,182	272,637
Principal payments on notes payable	(30,314)	(34,043)
Payments of deferred financing costs	(297)	(3,621)
Payments to redeem common stock	(24,025)	(3,487)
Payments of other offering costs	—	(2)
Distributions paid	(6,483)	(3,793)
Noncontrolling interests contributions	751	2,436
Distributions to noncontrolling interests	(5,971)	(157)
Net cash (used in) provided by financing activities	(15,157)	229,970
Net increase (decrease) in cash and cash equivalents	6,268	(38,825)
Cash and cash equivalents, beginning of period	19,093	57,996
Cash and cash equivalents, end of period	$25,361	$19,171
Supplemental Disclosure of Cash Flow Information:
Interest paid, net of capitalized interest of $1,476 and $1,467 for the nine months ended September 30, 2015 and 2014, respectively	$9,261	$9,158
Supplemental Disclosure of Noncash Investing and Financing Activities:
Increase in accrued improvements to real estate	$—	$47
Increase in development obligations	$4,643	$—
Mortgage debt assumed in connection with real estate acquisition (at fair value)	$—	$24,793
Application of escrow deposits to acquisition of real estate	$—	$13,000
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$10,269	$6,624
Liabilities assumed in connection with real estate acquisition	$—	$207
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
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
Subject to certain restrictions and limitations, the business of the Company is externally managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement the Company renewed with the Advisor on October 8, 2015 (the “Advisory Agreement”). The Advisor conducts the Company’s operations and manages its portfolio of real estate-related loans, opportunistic real estate, real estate-related debt securities and other real estate-related investments. The Advisor owns 20,000 shares of the Company’s common stock.
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
The Company sold 56,584,976 shares of common stock in its primary offering for gross offering proceeds of $561.7 million. As of September 30, 2015, the Company had sold 4,850,661 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $49.4 million. Also, as of September 30, 2015, the Company had redeemed 2,788,498 shares sold in the Offering for $32.4 million. Additionally, on December 29, 2011 and October 23, 2012, the Company issued 220,994 shares and 55,249 shares of common stock, respectively, for $2.0 million and $0.5 million, respectively, in private transactions exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933.
As of September 30, 2015, the Company owned 10 office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 37 acres of undeveloped land, one office portfolio consisting of three office properties, one retail property, two apartment properties, two investments in undeveloped land encompassing an aggregate of 1,670 acres, one first mortgage loan and two investments in unconsolidated joint ventures.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2014, except for an update to an accounting policy related to revenue recognition on real estate loans receivable that are impaired. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K filed with the SEC.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2015
(unaudited)

Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.
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
Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of the prior period. During the nine months ended September 30, 2015, the Company sold two office properties. As a result, certain assets and liabilities were reclassified to held for sale on the consolidated balance sheets for all periods presented.
Revenue Recognition
Real Estate Loans Receivable
Interest income on the Company’s real estate loans receivable is recognized on an accrual basis over the life of the investment using the interest method. Direct loan origination or acquisition fees and costs, as well as acquisition premiums or discounts, are amortized over the term of the loan as an adjustment to interest income. The Company places loans on nonaccrual status when any portion of principal or interest is 90 days past due, or earlier when concern exists as to the ultimate collection of principal or interest. When a loan is placed on non-accrual status, the Company reserves for any unpaid accrued interest and generally does not recognize subsequent interest income until cash is received, or the loan returns to accrual status. The Company will resume the accrual of interest if it determines the collection of interest, according to the contractual terms of the loan, is probable.
The Company generally recognizes income on impaired loans on either a cash basis, where interest income is only recorded when received in cash, or on a cost-recovery basis, where all cash receipts are applied against the carrying value of the loan. The Company considers the collectibility of the loan’s principal balance in determining whether to recognize income on impaired loans on a cash basis or a cost-recovery basis.
The Company will recognize interest income on loans purchased at discounts to face value where the Company expects to collect less than the contractual amounts due under the loan when that expectation is due, at least in part, to the credit quality of the borrower. Income is recognized at an interest rate equivalent to the estimated yield on the loan, as calculated using the carrying value of the loan and the expected cash flows. Changes in estimated cash flows are recognized through an adjustment to the yield on the loan on a prospective basis. Projecting cash flows for these types of loans requires a significant amount of assumptions and judgment, which may have a significant impact on the amount and timing of revenue recognized on these investments. The Company recognizes interest income on non-performing loans on a cash basis or cost-recovery basis since these loans generally do not have an estimated yield and collection of principal and interest is not assured.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2015
(unaudited)

Amended Share Redemption Program
On May 12, 2015, the Company’s board of directors adopted a fifth amended and restated share redemption program (the “Fifth Amended Share Redemption Program”).  Pursuant to the Fifth Amended Share Redemption Program, all eligible shares were redeemed at a price equal to the most recent estimated value per share as of the applicable redemption date, regardless of how long such shares have been held or whether shares are being redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence.”  There were no other changes to the Fifth Amended Share Redemption Program. The Fifth Amended Share Redemption Program was effective June 13, 2015.
On July 27, 2015, the Company’s board of directors adopted a sixth amended and restated share redemption program (the “Sixth Amended Share Redemption Program”). Pursuant to the Sixth Amended Share Redemption Program, the board of directors approved an additional $10.0 million of funds available for the redemption of shares for calendar year 2015 provided, however, that this limit may be increased or decreased by the Company upon ten business days’ notice to the Company’s stockholders. To the extent that the Company redeems less than the number of shares that the Company can purchase in calendar year 2015, any excess capacity to redeem shares during calendar year 2015 will be added to the Company’s capacity to otherwise redeem shares during calendar year 2016. There were no other material changes to the Sixth Amended Share Redemption Program. The Sixth Amended Share Redemption Program became effective on August 10, 2015. On September 16, 2015, the board of directors approved, pursuant to Section 4(b) of the Sixth Amended Share Redemption Program, an additional $7.0 million of funds available for the redemption of shares for calendar year 2015.
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
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three and nine months ended September 30, 2015 and 2014.
Distributions declared per share were $0.095 and $0.280 during the three and nine months ended September 30, 2015, respectively and $0.069 and $0.174 during the three and nine months ended September 30, 2014, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2015
(unaudited)

Recently Issued Accounting Standards Updates
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”). ASU No. 2014-09 requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  ASU No. 2014-09 supersedes the revenue requirements in Revenue Recognition (Topic 605) and most industry-specific guidance throughout the Industry Topics of the Codification.  ASU No. 2014-09 does not apply to lease contracts within the scope of Leases (Topic 840). ASU No. 2014-09 was to be effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early application not permitted. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU No. 2015-14”), which defers the effective date of ASU No. 2014-09 by one year. Early adoption is permitted but not before the original effective date. The Company is still evaluating the impact of adopting ASU No. 2014-09 on its financial statements, but does not expect the adoption of ASU No. 2014-09 to have a material impact on its financial statements.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2015
(unaudited)

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs (“ASU No. 2015-03”).  The amendments in ASU No. 2015-03 require debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. ASU No. 2015-03 is limited to the presentation of debt issuance costs and does not affect the recognition and measurement of debt issuance costs.  Given the absence of authoritative guidance within ASU No. 2015-03 for debt issuance costs related to line-of-credit arrangements, in August 2015, the FASB issued ASU No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30), Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU No. 2015-15”), which clarifies ASU No. 2015-03 by stating that the staff of the SEC would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU No. 2015-03 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 and is to be applied retrospectively.  Early adoption is permitted for financial statements that have not been previously issued.  The adoption of ASU No. 2015-03 would change the presentation of debt issuance costs, as the Company presents debt issuance costs as prepaid expenses and other assets on the accompanying consolidated balance sheets.
In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments (“ASU No. 2015-16”). The amendments in ASU No. 2015-16 require that, in a business combination, an acquirer recognizes adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU No. 2015-16 is effective for annual periods beginning after December 15, 2015, and interim periods within those fiscal years and is to be applied prospectively. Early adoption is permitted for financial statements that have not been previously issued. The Company does not expect the adoption of ASU No. 2015-16 to have a significant impact on its financial statements.

3.	REAL ESTATE HELD FOR INVESTMENT
As of September 30, 2015, the Company owned 10 office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 37 acres of undeveloped land, one office portfolio consisting of three office properties and one retail property encompassing, in the aggregate, approximately 4.4 million rentable square feet. As of September 30, 2015, these properties were 84% occupied. In addition, the Company owned two apartment properties, containing 383 units and encompassing approximately 0.3 million rentable square feet, which were 95% occupied. The Company also owned two investments in undeveloped land encompassing an aggregate of 1,670 acres. The following table summarizes the Company’s real estate held for investment as of September 30, 2015 and December 31, 2014, respectively (in thousands):

	September 30, 2015	December 31, 2014
Land	$230,146	$229,053
Buildings and improvements	641,551	628,662
Tenant origination and absorption costs	45,554	50,807
Total real estate, cost	917,251	908,522
Accumulated depreciation and amortization	(84,819)	(63,388)
Total real estate, net	$832,432	$845,134

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2015
(unaudited)

The following table provides summary information regarding the Company's real estate held for investment as of September 30, 2015 (in thousands):

Property	Date Acquired or Foreclosed on	City	State	Property Type	Land	Building and Improvements	Tenant Origination and Absorption	Total Real Estate at Cost (1)	Accumulated Depreciation and Amortization	Total Real Estate, Net	Ownership %
Northridge Center I & II	03/25/2011	Atlanta	GA	Office	$2,234	$7,013	$—	$9,247	$(1,789)	$7,458	100.0%
Iron Point Business Park	06/21/2011	Folsom	CA	Office	2,670	19,381	—	22,051	(3,505)	18,546	100.0%
Richardson Portfolio:
Palisades Central I	11/23/2011	Richardson	TX	Office	1,037	9,759	832	11,628	(2,120)	9,508	90.0%
Palisades Central II	11/23/2011	Richardson	TX	Office	810	17,764	1,219	19,793	(4,318)	15,475	90.0%
Greenway I	11/23/2011	Richardson	TX	Office	561	2,156	—	2,717	(522)	2,195	90.0%
Greenway III	11/23/2011	Richardson	TX	Office	702	3,984	823	5,509	(1,546)	3,963	90.0%
Undeveloped Land	11/23/2011	Richardson	TX	Undeveloped Land	6,051	—	—	6,051	—	6,051	90.0%
Total Richardson Portfolio					9,161	33,663	2,874	45,698	(8,506)	37,192
Park Highlands	12/30/2011	North Las Vegas	NV	Undeveloped Land	29,833	—	—	29,833	—	29,833	50.1%
Bellevue Technology Center	07/31/2012	Bellevue	WA	Office	25,506	55,603	3,813	84,922	(7,360)	77,562	100.0%
Powers Ferry Landing East	09/24/2012	Atlanta	GA	Office	1,643	8,041	105	9,789	(1,404)	8,385	100.0%
1800 West Loop	12/04/2012	Houston	TX	Office	8,360	59,758	5,521	73,639	(9,805)	63,834	100.0%
West Loop I & II	12/07/2012	Houston	TX	Office	7,300	30,162	2,513	39,975	(4,674)	35,301	100.0%
Burbank Collection	12/12/2012	Burbank	CA	Retail	4,175	9,366	789	14,330	(1,151)	13,179	90.0%
Austin Suburban Portfolio	03/28/2013	Austin	TX	Office	8,288	66,798	3,467	78,553	(8,777)	69,776	100.0%
Westmoor Center	06/12/2013	Westminster	CO	Office	10,058	65,971	8,809	84,838	(12,133)	72,705	100.0%
Central Building	07/10/2013	Seattle	WA	Office	7,015	25,841	2,228	35,084	(3,213)	31,871	100.0%
50 Congress Street	07/11/2013	Boston	MA	Office	9,876	40,682	2,755	53,313	(4,544)	48,769	100.0%
1180 Raymond	08/20/2013	Newark	NJ	Apartment	8,292	36,703	136	45,131	(2,468)	42,663	100.0%
Park Highlands II	12/10/2013	North Las Vegas	NV	Undeveloped Land	21,922	—	—	21,922	—	21,922	99.5%
Maitland Promenade II	12/18/2013	Orlando	FL	Office	3,434	23,559	4,439	31,432	(3,381)	28,051	100.0%
Plaza Buildings	01/14/2014	Bellevue	WA	Office	53,040	133,885	8,105	195,030	(10,969)	184,061	100.0%
424 Bedford	01/31/2014	Brooklyn	NY	Apartment	8,860	25,125	—	33,985	(1,140)	32,845	90.0%
Richardson Land II	09/04/2014	Richardson	TX	Undeveloped Land	8,479	—	—	8,479	—	8,479	90.0%
					$230,146	$641,551	$45,554	$917,251	$(84,819)	$832,432
_____________________
(1) Amounts are net of impairment charges.
Operating Leases
Certain of the Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of September 30, 2015, the leases, excluding options to extend and apartment leases, which have terms that are generally one year or less, had remaining terms of up to 12.5 years with a weighted-average remaining term of 3.7 years. Some of the leases have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from tenants in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash and assumed in real estate acquisitions or foreclosures related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $5.4 million and $5.0 million as of September 30, 2015 and December 31, 2014, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2015
(unaudited)

During the nine months ended September 30, 2015 and 2014, the Company recognized deferred rent from tenants of $3.7 million and $6.9 million, respectively, net of lease incentive amortization. As of September 30, 2015 and December 31, 2014, the cumulative deferred rent receivable balance, including unamortized lease incentive receivables, was $21.3 million and $16.8 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $2.2 million and $1.6 million of unamortized lease incentives as of September 30, 2015 and December 31, 2014, respectively. The Company records property operating expense reimbursements due from tenants for common area maintenance, real estate taxes, and other recoverable costs in the period the related expenses are incurred.
As of September 30, 2015, the future minimum rental income from the Company’s properties, excluding apartment leases, under non-cancelable operating leases was as follows (in thousands):

October 1, 2015 through December 31, 2015	$18,810
2016	76,136
2017	70,105
2018	59,134
2019	46,288
Thereafter	108,623
$379,096
As of September 30, 2015, the Company’s commercial real estate properties were leased to approximately 500 tenants over a diverse range of industries and geographic areas. The Company’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Finance	47	$10,728	13.6%
Computer System Design & Programming	43	10,474	13.3%
Insurance Carriers & Related Activities	28	8,720	11.1%
		$29,922	38.0%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of September 30, 2015, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
No other tenant industries accounted for more than 10% of annualized base rent. No material tenant credit issues have been identified at this time.
Geographic Concentration Risk
As of September 30, 2015, the Company’s real estate investments in Washington and Texas represented 28.7% and 21.0% of the Company’s total assets, respectively.  As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the Washington and Texas real estate markets.  Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.
Condemnation Agreements
During the nine months ended September 30, 2015, the Company received $5.9 million in proceeds from condemnation agreements.  The carrying value of the condemned land was $0.8 million, resulting in a gain of $5.1 million (including amounts for noncontrolling interests of $1.2 million), which is included in other income in the accompanying consolidated statements of operations.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2015
(unaudited)

Property Damage
During the nine months ended September 30, 2015, 1800 West Loop suffered physical damages due to floods. The Company’s insurance policy provides coverage for property damage and business interruption subject to a deductible of up to $100,000 per incident. Based on management’s estimates, the Company recognized an estimated aggregate loss due to damages of $2.2 million during the nine months ended September 30, 2015, which was reduced by $2.1 million of estimated insurance recoveries related to such damages, which the Company determined were probable of collection. The aggregate net loss due to damages of $0.1 million during the nine months ended September 30, 2015 was classified as operating, maintenance and management expenses on the accompanying consolidated statements of operations and relates to the Company’s insurance deductible. Through September 30, 2015, the Company had received $0.6 million of insurance proceeds related to this incident. As of September 30, 2015, the total estimated insurance proceeds to be collected of $1.5 million were classified as prepaid expenses and other assets on the accompanying consolidated balance sheets.
Disposition of Richardson Portfolio Undeveloped Land
During the nine months ended September 30, 2015, the Company sold an aggregate of 14.3 acres of undeveloped land in the Richardson Portfolio. In connection with the sale, the Company conveyed 11.7 acres of the non-developable land in the Richardson Portfolio and Richardson Land II and contributed $4.6 million for the funding of certain infrastructure development costs to a non-profit owners association. This disposition resulted in a gain of approximately $2.2 million (including amounts for noncontrolling interests of $0.2 million).

4.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES
As of September 30, 2015 and December 31, 2014, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Cost	$45,926	$50,807	$3,051	$3,752	$(6,235)	$(7,585)
Accumulated Amortization	(22,482)	(19,113)	(1,710)	(1,691)	3,153	3,182
Net Amount	$23,444	$31,694	$1,341	$2,061	$(3,082)	$(4,403)
Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three and nine months ended September 30, 2015 and 2014 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended September 30,		For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2015	2014	2015	2014	2015	2014
Amortization	$(2,617)	$(3,397)	$(189)	$(235)	$382	$575

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014	2015	2014
Amortization	$(8,256)	$(11,793)	$(720)	$(843)	$1,321	$1,856

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2015
(unaudited)

Additionally, as of September 30, 2015 and December 31, 2014, the Company had recorded unamortized tax abatement intangible assets, which are included in prepaid expenses and other assets in the accompanying balance sheets, of $7.5 million and $8.2 million, respectively.  During the three and nine months ended September 30, 2015, the Company recorded amortization expense of $0.2 million and $0.7 million related to tax abatement intangible assets, respectively.  During the three and nine months ended September 30, 2014, the Company recorded amortization expense of $0.2 million and $0.7 million related to tax abatement intangible assets, respectively.

5.	REAL ESTATE LOAN RECEIVABLE
As of September 30, 2015, the Company owned one real estate loan receivable that it had originated. The information for that real estate loan receivable as of September 30, 2015 and December 31, 2014 is set forth below (in thousands):

Loan Name Location of Related Property or Collateral	Date Originated	Property Type	Loan Type	Outstanding Principal Balance as of September 30, 2015 (1)	Book Value as of September 30, 2015 (2)	Book Value as of December 31, 2014 (2)	Contractual Interest Rate (3)	Annualized Effective Interest Rate (3)	Maturity Date
University House First Mortgage
New York, New York	3/20/2013	Student Housing	Mortgage	$27,850	$27,850	$27,422	16.0%	9.5%	06/30/2015
_____________________
(1) Outstanding principal balance as of September 30, 2015 represents original principal balance outstanding under the loan, increased for any subsequent fundings, including interest income deferred until maturity.
(2) Book value of the real estate loan receivable represents outstanding principal balance adjusted for unamortized acquisition discounts, origination fees and direct origination and acquisition costs and additional interest accretion.
(3) Contractual interest rate is the stated default interest rate on the face of the loan. Annualized effective interest rate is calculated as the actual interest income recognized in 2015, using the interest method annualized (if applicable) and divided by the average amortized cost basis of the investment. The annualized effective interest rate and contractual interest rate presented are as of September 30, 2015.
On June 30, 2015, the University House First Mortgage matured without repayment.  As a result, on July 1, 2015, the Company provided notice to the borrower of default and may commence foreclosure proceedings on, or otherwise take title to, the property securing the University House First Mortgage.  As of July 1, 2015, the Company had determined the University House Mortgage to be impaired and will recognize income on a cash basis. The Company generally recognizes income on impaired loans on either a cash basis, where interest income is only recorded when received in cash, or on a cost-recovery basis, where all cash receipts are applied against the carrying value of the loan. The Company will resume the accrual of interest if it determines the collection of interest according to the contractual terms of the loan is probable.  The Company considers the collectibility or recoverability of the loan’s principal balance in determining whether to recognize income on impaired loans.  The Company did not record a provision for loan loss reserves during the nine months ended September 30, 2015 or 2014 as the Company believes the entire principal balance of $27.9 million related to the University House First Mortgage to be fully recoverable.
The following summarizes the activity related to the real estate loan receivable for the nine months ended September 30, 2015 (in thousands):

Real estate loan receivable - December 31, 2014	$27,422
Accretion of closing costs and origination fees on real estate loan receivable, net	428
Real estate loan receivable - September 30, 2015	$27,850

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2015
(unaudited)

For the three and nine months ended September 30, 2015 and 2014, interest income from the real estate loan receivable consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Contractual interest income	$—	$752	$1,540	$1,969
Accretion of closing costs, origination fees and extension fees, net	—	196	428	408
Interest income from real estate loan receivable	$—	$948	$1,968	$2,377

6.	REAL ESTATE SALES
In accordance with ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU No. 2014-08”), results of operations from properties that are classified as held for sale in the ordinary course of business on or subsequent to January 1, 2014 would generally be included in continuing operations on the Company’s consolidated statements of operations. Results of operations from properties that were classified as held for sale in financial statements issued prior to January 1, 2014 will remain in discontinued operations on the Company’s consolidated statements of operations. Prior to the adoption of ASU 2014-08, the operations of properties held for sale or to be disposed of and the aggregate net gains recognized upon their disposition were presented as discontinued operations in the accompanying consolidated statements of operations for all periods presented. During the nine months ended September 30, 2015, the Company disposed of two office properties and no properties were classified as held for sale as of September 30, 2015.
During the year ended December 31, 2014, the Company sold one office property and during the nine months ended September 30, 2015, the Company sold two office properties, which were not classified as held for sale in financial statements issued for the reporting period prior to January 1, 2014. The operations of these properties and gain on sale are included in continuing operations on the accompanying statements of operations. The following table summarizes certain revenue and expenses related to these properties for the three and nine months ended September 30, 2015, and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Total revenues	$—	$306	$216	$883

Total expenses	71	507	636	1,477

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2015
(unaudited)

7.	NOTES AND BOND PAYABLE
As of September 30, 2015 and December 31, 2014, the Company’s notes and bond payable consisted of the following (dollars in thousands):

	Book Value as of September 30, 2015	Book Value as of December 31, 2014	Contractual Interest Rate as of September 30, 2015 (1)	Effective Interest Rate at September 30, 2015 (1)	Payment Type	Maturity Date (2)
Richardson Portfolio Mortgage Loan	$41,321	$38,000	One-Month LIBOR + 2.10%	2.30%	Principal & Interest	05/01/2017
Bellevue Technology Center Mortgage Loan	51,534	49,836	One-Month LIBOR + 2.25%	2.45%	Interest Only (3)	03/01/2017
Portfolio Revolving Loan Facility (4)	49,587	12,447	One-Month LIBOR + 2.25%	2.45%	Interest Only	05/01/2017
Portfolio Mortgage Loan	98,951	93,751	One-Month LIBOR + 2.25%	2.45%	Interest Only (3)	07/01/2017
1635 N. Cahuenga Mortgage Loan (5)	—	4,650	(5)	(5)	(5)	(5)
Burbank Collection Mortgage Loan	9,098	9,043	One-Month LIBOR + 2.35%	2.60%	Interest Only	09/30/2016
50 Congress Mortgage Loan	28,075	26,935	One-Month LIBOR + 1.90%	2.10%	Interest Only (3)	10/01/2017
1180 Raymond Bond Payable	6,838	6,945	6.50%	6.50%	Principal & Interest	09/01/2036
Central Building Mortgage Loan	24,896	24,896	One-Month LIBOR + 1.75%	1.95%	Interest Only	11/13/2018
Maitland Promenade II Mortgage Loan (6)	20,182	20,182	One-Month LIBOR + 2.90%	3.25%	Interest Only (3)	01/01/2017
Westmoor Center Mortgage Loan	56,036	54,880	One-Month LIBOR + 2.25%	2.45%	Interest Only (3)	02/01/2018
Plaza Buildings Senior Loan	111,000	109,707	One-Month LIBOR + 1.90%	2.10%	Interest Only (3)	01/14/2017
Plaza Buildings Mezzanine Loan (7)	—	25,000	(7)	(7)	(7)	(7)
424 Bedford Mortgage Loan	25,488	25,866	3.91%	3.91%	Principal & Interest	10/01/2022
1180 Raymond Mortgage Loan	28,100	28,100	One-Month LIBOR + 2.25%	2.45%	Interest Only	12/01/2017
Total Notes and Bond Payable principal outstanding	551,106	530,238
Net Premium/Discount on Notes and Bond Payable (8)	43	25
Total Notes and Bond Payable, net	$551,149	$530,263
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of September 30, 2015. Effective interest rate is calculated as the actual interest rate in effect as of September 30, 2015 (consisting of the contractual interest rate and contractual floor rates), using interest rate indices at September 30, 2015, where applicable.
(2) Represents the initial maturity date or the maturity date as extended as of September 30, 2015; subject to certain conditions, the maturity dates of certain loans may be extended beyond the date shown.
(3) Represents the payment type required under the loan as of September 30, 2015. Certain future monthly payments due under this loan also include amortizing principal payments. For more information of the Company’s contractual obligations under its notes and bond payable, see five-year maturity table below.
(4) The Portfolio Revolving Loan Facility is secured by the 1800 West Loop Building and the Iron Point Business Park. The Portfolio Revolving Loan Facility is comprised of $59.5 million of revolving debt and $13.0 million of non-revolving debt available to be used for tenant improvements, leasing commissions and capital improvements, subject to certain terms and conditions contained in the loan documents. As of September 30, 2015, $39.0 million of revolving debt and $10.6 million of non-revolving debt had been disbursed to the Company and the remaining $20.5 million of revolving debt and $2.4 million of non-revolving debt is available for future disbursements, subject to certain conditions contained in the loan documents. Monthly payments are initially interest only. Beginning June 1, 2016, and to the extent that there are amounts outstanding under the non-revolving portion of the loan, monthly payments will include interest and principal amortization payments of up to $80,000 per month.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2015
(unaudited)

During the three and nine months ended September 30, 2015, the Company incurred $3.5 million and $11.3 million of interest expense, respectively. Included in interest expense for the three and nine months ended September 30, 2015 was $0.6 million and $2.1 million of amortization of deferred financing costs, respectively. Additionally, during the three and nine months ended September 30, 2015, the Company capitalized $0.5 million and $1.5 million of interest to its investments in undeveloped land, respectively. During the three and nine months ended September 30, 2014, the Company incurred $3.8 million and $11.8 million of interest expense, respectively. Included in interest expense for the three and nine months ended September 30, 2014 was $0.6 million and $2.2 million of amortization of deferred financing costs, respectively. Additionally, during the three and nine months ended September 30, 2014, the Company capitalized $0.5 million and $1.5 million of interest to its investments in undeveloped land, respectively. As of September 30, 2015 and December 31, 2014, the Company’s deferred financing costs were $4.4 million and $6.1 million, respectively, net of amortization, and are included in prepaid expenses and other assets on the accompanying consolidated balance sheets. As of September 30, 2015 and December 31, 2014, the Company’s interest payable was $1.1 million and $1.2 million, respectively.
The following is a schedule of maturities, including principal amortization payments, for all notes and bond payable outstanding as of September 30, 2015 (in thousands):

October 1, 2015 through December 31, 2015	$305
2016	13,643
2017	426,038
2018	81,181
2019	812
Thereafter	29,127
$551,106
The Company’s notes payable contain financial debt covenants. As of September 30, 2015, the Company was in compliance with all of these debt covenants.

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
September 30, 2015
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
The following were the face values, carrying amounts and fair values of the Company’s financial instruments as of September 30, 2015 and December 31, 2014, which carrying amounts do not approximate the fair values (in thousands):

	September 30, 2015			December 31, 2014
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Real estate loans receivable	$27,850	$27,850	$27,850	$27,850	$27,422	$27,813
Financial liabilities:
Notes and bond payable	$551,106	$551,149	$554,185	$530,238	$530,263	$534,045
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
September 30, 2015
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
During the three and nine months ended September 30, 2015 and 2014, no other business transactions occurred between the Company and these other KBS-sponsored programs.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2015
(unaudited)

Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three and nine months ended September 30, 2015 and 2014, respectively, and any related amounts payable as of September 30, 2015 and December 31, 2014 (in thousands):

	Incurred				Payable as of
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
	2015	2014	2015	2014	2015	2014
Expensed
Asset management fees	$2,112	$2,049	$6,242	$5,567	$—	$—
Real estate acquisition fees	—	—	—	2,274	—	—
Reimbursable operating expenses (1)	39	37	116	110	1	—
Disposition fees(2)	78	—	180	—	—	—
Capitalized
Acquisition fee on investment in unconsolidated joint venture	—	—	—	1,573	—	—
Acquisition fee on undeveloped land	—	67	—	67	—	—
	$2,229	$2,153	$6,538	$9,591	$1	$—
_____________________
(1) The Advisor may seek reimbursement for certain employee costs under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $36,000 and $37,000 for the three months ended September 30, 2015 and 2014, respectively, and $98,000 and $110,000 for the nine months ended September 30, 2015 and 2014, respectively, and were the only employee costs reimbursed under the Advisory Agreement during these periods. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers.
(2) Disposition fees with respect to real estate sold are included in the gain on sale of real estate in the accompanying consolidated statements of operations.

10.	INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
As of September 30, 2015 and December 31, 2014, the Company’s investments in unconsolidated joint ventures were composed of the following (dollars in thousands):

				Investment Balance at
Joint Venture	Number of Properties	Location	Ownership %	September 30, 2015	December 31, 2014
NIP Joint Venture	23	Various	Less than 5.0%	$5,305	$5,305
110 William Joint Venture	1	New York, New York	60.0%	69,314	66,740
				$74,619	$72,045

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2015
(unaudited)

Investment in National Industrial Portfolio Joint Venture
On May 18, 2012, the Company, through an indirect wholly owned subsidiary, entered into a joint venture (the “NIP Joint Venture”) with OCM NIP JV Holdings, L.P. and HC KBS NIP JV, LLC (“HC-KBS”). The NIP Joint Venture owns 23 industrial properties and a master lease with respect to another industrial property encompassing 11.4 million square feet. The Company made an initial capital contribution of $8.0 million which represents less than a 5.0% ownership interest in the NIP Joint Venture as of September 30, 2015. The Company has virtually no influence over the NIP Joint Venture’s operations, financial policies or decision making. Accordingly, the Company has accounted for its investment in the NIP Joint Venture under the cost method of accounting. Income, losses and distributions from the NIP Joint Venture are generally allocated among the members based on their respective equity interests.
KBS REIT I, an affiliate of the Advisor, is a member of HC-KBS and has a participation interest in certain future potential profits generated by the NIP Joint Venture.  However, KBS REIT I does not have any equity interest in the NIP Joint Venture. None of the other joint venture partners are affiliated with the Company or the Advisor.
As of September 30, 2015 and December 31, 2014, the book value of the Company’s investment in the NIP Joint Venture was $5.3 million. During the three and nine months ended September 30, 2015 and 2014, the Company did not receive any distributions related to its investment in the NIP Joint Venture.
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
As of September 30, 2015 and December 31, 2014, the book value of the Company’s investment in the 110 William Joint Venture was $69.3 million and $66.7 million, respectively.
Summarized financial information for the 110 William Joint Venture follows (in thousands):

	(unaudited)
	September 30, 2015	December 31, 2014
Assets:
Real estate assets, net of accumulated depreciation and amortization	$270,523	$276,683
Other assets	20,687	15,858
Total assets	$291,210	$292,541
Liabilities and Equity:
Notes payable, net(1)	$164,376	$168,178
Other liabilities	13,924	15,796
Partners’ capital	112,910	108,567
Total Liabilities and Equity	$291,210	$292,541
_____________________
(1) Includes (i) a first mortgage loan with an outstanding principal balance of $139.1 million and $140.7 million as of September 30, 2015 and December 31, 2014, respectively, bearing interest at a fixed rate of 4.8% per annum and maturing on July 6, 2017 and (ii) a mezzanine loan with an outstanding principal balance of $20.0 million as of September 30, 2015 and December 31, 2014 bearing interest at a fixed rate of 9.5% per annum and maturing on July 6, 2017.  The amount presented includes a premium on notes payable of $5.3 million and $7.5 million as of September 30, 2015 and December 31, 2014, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2015
(unaudited)

	(unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$9,214	$8,428	$25,911	$13,876
Expenses:
Operating, maintenance, and management	2,568	2,463	8,055	3,852
Real estate taxes and insurance	1,642	1,313	4,329	2,162
Real estate acquisition fees and expenses	1	24	1	1,016
Depreciation and amortization	3,194	3,441	9,476	5,497
Interest expense	1,552	1,585	4,627	2,616
Total expenses	8,957	8,826	26,488	15,143
Other income	11	1	319	34
Net income (loss)	268	(397)	(258)	(1,233)
Company's equity in income (loss) of unconsolidated joint venture	$150	$(256)	$(186)	$(757)

11.	COMMITMENTS AND CONTINGENCIES
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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Although there can be no assurance, the Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations as of September 30, 2015. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2015
(unaudited)

12.	EARNINGS PER SHARE
The following table presents the computation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator
(Loss) income from continuing operations	$(277)	$(3,441)	$7,747	$(18,783)
(Income) loss from continuing operations attributable to noncontrolling interests	(185)	59	(4,448)	486
(Loss) income from continuing operations attributable to common stockholders	(462)	(3,382)	3,299	(18,297)
Total income (loss) from discontinued operations	—	15	—	(18)
Total income from discontinued operations attributable to noncontrolling interests	—	—	—	—
Total income (loss) from discontinued operations attributable to common stockholders	—	15	—	(18)
Net (loss) income attributable to common stockholders	$(462)	$(3,367)	$3,299	$(18,315)

Denominator
Weighted-average number of common shares outstanding, basic and diluted	59,729,415	59,735,474	59,986,122	59,658,088

Basic and diluted (loss) income per common share:
Continuing operations	$(0.01)	$(0.06)	$0.05	$(0.31)
Discontinued operations	—	—	—	—
Net (loss) income per common share	$(0.01)	$(0.06)	$0.05	$(0.31)

13.	SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Distribution Declared
On November 10, 2015, the Company’s board of directors authorized a distribution in the amount of $0.09452055 per share of common stock to stockholders of record as of the close of business on December 15, 2015. The Company expects to pay this distribution on December 22, 2015. The board of directors will declare distributions from time to time based on the Company’s income, cash flow and investing and financing activities. As such, the Company can give no assurances as to the timing, amount or notice with respect to any future distribution declarations.
Sale of Richardson Land
On November 2, 2015, the Company sold an aggregate of 11.6 acres of undeveloped land in the Richardson Portfolio and Richardson Land II for $14.3 million less credits and closing costs. The purchaser is not affiliated with the Company or the Advisor.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2015
(unaudited)

Increased Funding of Share Redemption Program
On October 15, 2015, the board of directors approved, pursuant to Section 4(b) of the Sixth Amended Share Redemption Program, an additional $3.0 million of funds available for the redemption of shares for calendar year 2015. To the extent that the Company redeems less than the number of shares that the Company can purchase in calendar year 2015, any excess capacity to redeem shares during calendar year 2015 will be added to the Company’s capacity to otherwise redeem shares during calendar year 2016.
Amended Share Redemption Program
On November 10, 2015, the Company’s board of directors adopted a seventh amended and restated share redemption program (the “Seventh Amended Share Redemption Program”). Pursuant to the Seventh Amended Share Redemption Program, shares purchased under the Company’s dividend reinvestment plan will be deemed to have been acquired on the same date as the initial share of common stock to which the dividend reinvestment plan shares relate. There were no other changes to the Seventh Amended Share Redemption Program. The Seventh Amended Share Redemption Program will be effective December 12, 2015.

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

•
We cannot predict with any certainty how much, if any, of our dividend reinvestment plan proceeds will be available for general corporate purposes, including, but not limited to, the redemption of shares under our share redemption program, future funding obligations under any real estate loans receivable we acquire, the funding of capital expenditures on our real estate investments or the repayment of debt. If such funds are not available from the dividend reinvestment plan offering, then we may have to use a greater proportion of our cash flow from operations to meet these cash requirements, which would reduce cash available for distributions and could limit our ability to redeem shares under our share redemption program.

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
On January 8, 2009, we filed a registration statement on Form S-11 with the SEC to offer a minimum of 250,000 shares and a maximum of 140,000,000 shares of common stock for sale to the public, of which 100,000,000 shares were registered in our primary offering and 40,000,000 shares were registered under our dividend reinvestment plan. We ceased offering shares of common stock in our primary offering on November 14, 2012. We sold 56,584,976 shares of common stock in the primary offering for gross offering proceeds of $561.7 million. We continue to offer shares of common stock under the dividend reinvestment plan. As of September 30, 2015, we had sold 4,850,661 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $49.4 million. Also as of September 30, 2015, we had redeemed 2,788,498 of the shares sold in our offering for $32.4 million. Additionally, on December 29, 2011 and October 23, 2012, we issued 220,994 shares and 55,249 shares of common stock, respectively, for $2.0 million and $0.5 million, respectively, in private transactions exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.
As of September 30, 2015, we owned 10 office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 37 acres of undeveloped land, one office portfolio consisting of three office properties, one retail property, two apartment properties, two investments in undeveloped land encompassing an aggregate of 1,670 acres, one first mortgage loan and two investments in unconsolidated joint ventures.
Market Outlook – Real Estate and Real Estate Finance Markets
The following discussion is based on management’s beliefs, observations and expectations with respect to the real estate and real estate finance markets.
Current conditions in the global capital markets remain volatile as the world’s economic growth has been affected by geopolitical and economic events. The escalating war with the Islamic State and the epidemic of refugees fleeing Syria have kept the U.S. and its allies engaged in international military conflicts. The slowdown in global economic growth, and in particular the slowing of the Chinese economy, has had a ripple effect through the energy and commodity markets. Decreasing levels of demand for commodities, and in particular oil, have led to a weakening of global economic conditions. Many nations in the developing world rely on metals, minerals and oil production as the basis of their economies. When demand for these resources drops, the economic environment deteriorates, and the possibility of deflation becomes a very real risk. While the U.S. economy has rebounded from the 2008-2009 recession, the remainder of the world’s industrialized and emerging economies have struggled to maintain even low levels of economic growth.
Central bank interventions and the use of monetary policy to combat the lingering effects of the 2008-2009 recession continue to affect the global economy. In 2012, Japan embarked on a massive quantitative easing (“QE”) program designed to kick start the country’s economy. To date the program has led to lower Japanese interest rates, a run up in the Japanese stock markets and a devaluation of the yen. The Japanese economy remains weak, with little or no economic growth. In Europe, the European Central Bank (ECB) announced its own QE program in January 2015. The long awaited announcement led to lower European interest rates and a weakening of the Euro against other currencies. With much of the EU economy still experiencing low or negative economic growth, the ECB is now poised to increase its QE program by broadening the amount and type of securities purchased. It is difficult to predict how all of this economic stimulus will unwind. While the goal of the easy monetary policy is to stimulate economic growth, the possibility of negative unintended consequences occurring, such as deflation, appears to be very real.
From the beginning of the financial crisis, the Federal Reserve has maintained an accommodative monetary policy. Through a variety of monetary tools and programs, the Federal Reserve injected trillions of U.S. dollars into the financial markets. The U.S. QE program focused on the purchase of U.S. treasury bonds and mortgage backed securities. Currently it is unclear what the final cost or impact of this program will be. In October 2014, the Federal Reserve concluded the most recent phase of QE. The end of this program shifted investor focus to the timing of an eventual interest rate increase by the Federal Reserve. As of third quarter of 2015, the Federal Reserve had not yet increased interest rates, but it is expected that sometime soon the Federal Reserve will make such an increase.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

In the United States, recent economic data has been mixed. Slow and steady growth in the labor markets has driven unemployment to 5.0% as of October 2015. The labor force participation rate continues to be low and personal income growth has remained muted. Consumer spending in the United States has increased, and is being driven by lower debt service burdens, record high stock market valuations, rebounding home prices and a dramatic decrease in the cost of gasoline. Consumer confidence levels are starting to reach levels last seen in the mid-2000’s. U.S. gross domestic product (“U.S. GDP”) has continued to grow at a moderate annualized rate. On an annual basis, U.S. GDP growth in 2014 was 2.4%, which was an improvement over 2013’s growth rate of 1.5%. In the first quarter of 2015, growth was well below expectations at 0.6%. The second quarter of 2015 rebounded strongly with 3.9%, and the third quarter of 2015 has come in at an initial level of 1.5%. The muted third quarter growth is being explained as the result of a strong dollar and a decrease in demand for U.S. exports. Throughout 2015 corporate revenues and earnings have experienced a reduced level of growth.
With the backdrop of increasing levels of global political conflict and deteriorating economic conditions, the U.S. dollar has remained a safe haven currency and the U.S. commercial real estate market has benefited from strong inflows of foreign capital. Initially, gateway markets such as New York City and San Francisco benefited from a high demand for commercial properties. Now investors have branched into secondary and tertiary markets, and demand for investments is leading to an uptick in construction and development. International demand for U.S. assets has been driven, in part, by the perception that U.S. real assets and the U.S. dollar are safe havens from some market risks. Some fear the potential creation of an asset bubble, particularly in the gateway metropolitan markets. A potential bubble could decrease the flow of capital into the United States and could lead to a decrease in the demand for U.S. commercial real estate assets, resulting in a decline in commercial real estate values.
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
We sold 56,584,976 shares of common stock in the primary portion of our initial public offering for gross offering proceeds of $561.7 million. We ceased offering shares in the primary portion of our initial public offering on November 14, 2012. We continue to offer shares of common stock under the dividend reinvestment plan. As of September 30, 2015, we had sold 4,850,661 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $49.4 million. To date, we have invested all of the net proceeds from our initial public offering in real estate and real estate-related investments. We intend to use our cash on hand, proceeds from debt financing, cash flow generated by our real estate operations and real estate-related investments, proceeds from our dividend reinvestment plan and principal repayments on our real estate loans receivable as our primary sources of immediate and long-term liquidity.
Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures and corporate general and administrative expenses.  Cash flow from operations from our real estate investments is primarily dependent upon the occupancy levels of our properties, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures.  As of September 30, 2015, our office and retail properties were collectively 84% occupied and our apartment properties were collectively 95% occupied.
Investments in real estate-related loans generate cash flow in the form of interest income, which are reduced by loan service fees, asset management fees and corporate general and administrative expenses. As of September 30, 2015, we had one real estate loan receivable outstanding with a total book value of $27.9 million. On June 30, 2015, this loan matured without repayment.  On July 1, 2015, we provided notice to the borrower of default and may commence foreclosure proceedings on, or otherwise take title to, the property securing the loan.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

As of September 30, 2015, we had outstanding debt obligations in the aggregate principal amount of $551.1 million, with a weighted average remaining term of 2.2 years. As of September 30, 2015, we had $20.5 million of unrestricted secured revolving debt available for future disbursements under a portfolio loan facility, subject to certain conditions set forth in the loan agreement.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the Conflicts Committee of our board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expense reimbursements for the four fiscal quarters ended September 30, 2015 did not exceed the charter imposed limitation.
For the nine months ended September 30, 2015, our cash needs for capital expenditures, redemptions of common stock and debt servicing were met with proceeds from debt financing, proceeds from our dividend reinvestment plan and cash on hand. Operating cash needs during the same period were met through cash flow generated by our real estate and real estate-related investments and cash on hand.
Cash Flows from Operating Activities
As of September 30, 2015, we owned 10 office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 37 acres of undeveloped land, one office portfolio consisting of three office properties, one retail property, two apartment properties, two investments in undeveloped land encompassing an aggregate of 1,670 acres, one first mortgage loan and two investments in unconsolidated joint ventures. During the nine months ended September 30, 2015, net cash provided by operating activities was $21.8 million. We expect that our cash flows from operating activities will increase in future periods as a result of leasing additional space that is currently unoccupied. However, our cash flows from operating activities may decrease to the extent that we dispose of assets.
Cash Flows from Investing Activities
Net cash used in investing activities was $0.4 million for the nine months ended September 30, 2015 and primarily consisted of the following:

•	Proceeds from the sale of real estate of $25.0 million;

•	Improvements to real estate of $24.2 million;

•	Proceeds from condemnation agreements of $5.9 million;

•	Funding of restricted cash for development obligations of $4.6 million;

•	Investment in an unconsolidated joint venture of $2.8 million; and

•	Insurance proceeds for property damages of $0.3 million.
Cash Flows from Financing Activities
Net cash used in financing activities was $15.2 million for the nine months ended September 30, 2015 and consisted primarily of the following:

•	$24.0 million of cash used for redemptions of common stock;

•
$20.6 million of net cash provided by debt and other financings as a result of proceeds from notes payable of $51.2 million, partially offset by principal payments on notes payable of $30.3 million and payments of deferred financing costs of $0.3 million;

•	$6.5 million of net cash distributions to stockholders, after giving effect to distributions reinvested by stockholders of $10.3 million; and

•	$5.2 million of net distributions to noncontrolling interests, after giving effect to contributions from noncontrolling interests of $0.8 million.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

In order to execute our investment strategy, we utilize secured debt and we may, to the extent available, utilize unsecured debt to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinancing and interest risks, are properly balanced with the benefit of using leverage. There is no limitation on the amount we may borrow for any single investment. Our charter limits our total liabilities such that our total liabilities may not exceed 75% of the cost of our tangible assets; however, we may exceed that limit if a majority of the Conflicts Committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our common stockholders in our next quarterly report with an explanation from the Conflicts Committee of the justification for the excess borrowing. As of September 30, 2015, our borrowings and other liabilities were approximately 55% and 54% of the cost (before depreciation or other noncash reserves) and book value (before depreciation) of our tangible assets, respectively.
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
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of September 30, 2015 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2015	2016-2017	2018-2019	Thereafter
Outstanding debt obligations (1)	$551,106	$305	$439,681	$81,993	$29,127
Interest payments on outstanding debt obligations (2)	33,639	3,441	20,169	3,354	6,675
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts, maturity dates and interest rates in effect at September 30, 2015. We incurred interest expense of $10.7 million, excluding amortization of deferred financing costs of $2.1 million and including interest capitalized of $1.5 million, for the nine months ended September 30, 2015.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations
Overview
As of September 30, 2014, we owned 12 office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 63 acres of undeveloped land, one office portfolio consisting of three office properties, one retail property, two apartment properties, two investments in undeveloped land encompassing an aggregate of 1,670 acres, one first mortgage loan and two investments in unconsolidated joint ventures. As of September 30, 2015, we owned 10 office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 37 acres of undeveloped land, one office portfolio consisting of three office properties, one retail property, two apartment properties, two investments in undeveloped land encompassing an aggregate of 1,670 acres, one first mortgage loan and two investments in unconsolidated joint ventures. Our results of operations for the three and nine months ended September 30, 2015 may not be indicative of those in future periods as the occupancy in our properties has not been stabilized. As of September 30, 2015, our office and retail properties were collectively 84% occupied and our apartment properties were collectively 95% occupied.  However, due to the short outstanding weighted-average lease term in the portfolio of less than four years, we do not put significant emphasis on quarterly changes in occupancy (positive or negative) in the short run. Our underwriting and valuations are generally more sensitive to “terminal values” that may be realized upon the disposition of the assets in the portfolio and less sensitive to ongoing cash flows generated by the portfolio in the years leading up to an eventual sale. There are no guarantees that occupancies of our assets will increase, or that we will recognize a gain on the sale of our assets. We funded the acquisitions of these investments with proceeds from our initial public offering and debt financing. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of leasing additional space but decrease due to disposition activity.
Comparison of the three months ended September 30, 2015 versus the three months ended September 30, 2014
The following table provides summary information about our results of operations for the three months ended September 30, 2015 and 2014 (dollar amounts in thousands):

	Three Months Ended September 30,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions/ Originations/Dispositions (1)	$ Change Due to Investments Held Throughout Both Periods (2)
	2015	2014
Rental income	$22,337	$21,505	$832	4%	$(269)	$1,101
Tenant reimbursements	4,940	4,404	536	12%	(5)	541
Interest income from real estate loans receivable	—	948	(948)	n/a	—	(948)
Other operating income	881	741	140	19%	(35)	175
Operating, maintenance, and management costs	9,930	8,992	938	10%	(186)	1,124
Real estate taxes and insurance	3,940	3,409	531	16%	(42)	573
Asset management fees to affiliate	2,112	2,049	63	3%	(3)	66
General and administrative expenses	892	726	166	23%	n/a	n/a
Depreciation and amortization	11,297	11,895	(598)	(5)%	(124)	(474)
Interest expense	3,524	3,777	(253)	(7)%	(48)	(205)
Other income	195	—	195	n/a	n/a	n/a
Gain on sale of real estate, net	2,908	55	2,853	n/a	2,853	n/a
_____________________
(1) Represents the dollar amount increase (decrease) for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 related to real estate and real estate-related investments acquired, originated, repaid or disposed on or after July 1, 2014.
(2) Represents the dollar amount increase (decrease) for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 with respect to real estate and real estate-related investments owned by us during the entire periods presented.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Rental income and tenant reimbursements increased from $21.5 million and $4.4 million, respectively, for the three months ended September 30, 2014 to $22.3 million and $4.9 million, respectively, for the three months ended September 30, 2015, primarily as a result of a slight increase in occupancy and average rental rates related to properties held throughout both periods, partially offset by a decrease due to the dispositions of real estate properties. We expect rental income and tenant reimbursements to increase in future periods as a result of leasing additional space but to decrease to the extent we dispose of properties.
Interest income from our real estate loan receivable, recognized using the interest method, was $0.9 million for the three months ended September 30, 2014. On June 30, 2015, our real estate loan receivable matured without repayment.  On July 1, 2015, we provided notice to the borrower of default and may commence foreclosure proceedings on, or otherwise take title to, the property securing this loan. We determined the real estate loan receivable to be impaired and will recognize interest income from our real estate loan receivable on a cash basis. As of September 30, 2015, we did not record a provision for loan losses related to the real estate loan receivable, as we believe the entire principal balance is recoverable.
Property operating costs and real estate taxes and insurance increased from $9.0 million and $3.4 million, respectively, for the three months ended September 30, 2014 to $9.9 million and $3.9 million, respectively, for the three months ended September 30, 2015, due to increases in occupancy, increases in assessed property values and inflation partially offset by a decrease due to dispositions. We expect property operating costs and real estate taxes and insurance to increase in future periods as a result of increasing occupancy of our real estate assets and inflation but to decrease to the extent we dispose of properties.
Asset management fees increased from $2.0 million for the three months ended September 30, 2014 to $2.1 million for the three months ended September 30, 2015, as a result of the growth in our investment portfolio and capital improvements, which increased the asset basis used to calculate asset management fees. We expect asset management fees to increase in future periods as a result of capital expenditures but to decrease to the extent we dispose of properties. All asset management fees incurred as of September 30, 2015 have been paid.
Depreciation and amortization decreased from $11.9 million for the three months ended September 30, 2014 to $11.3 million for the three months ended September 30, 2015, primarily due to a decrease in amortization of tenant origination and absorption costs for properties held throughout both periods. We expect depreciation and amortization to decrease in future periods as a result of a decrease in amortization of tenant origination costs related to lease expirations.
Interest expense decreased from $3.8 million for the three months ended September 30, 2014 to $3.5 million for the three months ended September 30, 2015, primarily due to the refinancing of certain debt resulting in an overall decrease in average interest rates. Excluded from interest expense was $0.5 million of interest capitalized to our investments in undeveloped land during the three months ended September 30, 2015 and 2014. Our interest expense in future periods will vary based on interest rate fluctuations, the amount of interest capitalized and our level of future borrowings, which will depend on the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.
During the three months ended September 30, 2015, we sold one office property and 14.5 acres of undeveloped land that resulted in a gain on sale of $2.9 million. During the three months ended September 30, 2014, we sold one office property that resulted in a gain on sale of $0.1 million.
Comparison of the nine months ended September 30, 2015 versus the nine months ended September 30, 2014

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table provides summary information about our results of operations for the nine months ended September 30, 2015 and 2014 (dollar amounts in thousands):

	Nine Months Ended September 30,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions/ Originations/Dispositions (1)	$ Change Due to Investments Held Throughout Both Periods (2)
	2015	2014
Rental income	$66,315	$61,932	$4,383	7%	$555	$3,828
Tenant reimbursements	13,991	12,029	1,962	16%	11	1,951
Interest income from real estate loans receivable	1,968	2,377	(409)	(17)%	—	(409)
Other operating income	2,495	2,131	364	17%	503	(139)
Operating, maintenance, and management costs	27,855	26,285	1,570	6%	414	1,156
Real estate taxes and insurance	11,439	10,329	1,110	11%	(13)	1,123
Asset management fees to affiliate	6,242	5,567	675	12%	532	143
Real estate acquisition fees to affiliate	—	2,274	(2,274)	n/a	(2,274)	n/a
Real estate acquisition fees and expenses	—	2,178	(2,178)	n/a	(2,178)	n/a
General and administrative expenses	2,624	2,618	6	—%	n/a	n/a
Depreciation and amortization	33,684	35,509	(1,825)	(5)%	(451)	(1,374)
Interest expense	11,292	11,805	(513)	(4)%	(324)	(189)
Other income	5,084	—	5,084	n/a	n/a	n/a
Gain on real sale of real estate, net	11,195	55	11,140	n/a	11,140	n/a
_____________________
(1) Represents the dollar amount increase (decrease) for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 related to real estate and real estate-related investments acquired, originated, repaid or disposed on or after January 1, 2014.
(2) Represents the dollar amount increase (decrease) for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 with respect to real estate and real estate-related investments owned by us during the entire periods presented.
Rental income and tenant reimbursements increased from $61.9 million and $12.0 million, respectively, for the nine months ended September 30, 2014 to $66.3 million and $14.0 million, respectively, for the nine months ended September 30, 2015, primarily as a result of a slight increase in occupancy and average rental rates related to properties held throughout both periods and the growth in our real estate portfolio, partially offset by a decrease due to dispositions of real estate properties. We expect rental income and tenant reimbursements to increase in future periods as a result of leasing additional space but to decrease to the extent we dispose of properties.
Interest income from our real estate loan receivable, recognized using the interest method, decreased from $2.4 million for the nine months ended September 30, 2014 to $2.0 million for the nine months ended September 30, 2015 primarily due to the maturity of our real estate loan receivable. On June 30, 2015, our real estate loan receivable matured without repayment.  On July 1, 2015, we provided notice to the borrower of default and may commence foreclosure proceedings on, or otherwise take title to, the property securing this loan. We determined the real estate loan receivable to be impaired and will recognize interest income from our real estate loan receivable on a cash basis. As of September 30, 2015, we did not record a provision for loan losses related to the real estate loan receivable, as we believe the entire principal balance is recoverable.
Property operating costs and real estate taxes and insurance increased from $26.3 million and $10.3 million, respectively, for the nine months ended September 30, 2014 to $27.9 million and $11.4 million, respectively, for the nine months ended September 30, 2015, primarily as a result of the growth in our real estate portfolio, increases in occupancy, increases in assessed property values and inflation, partially offset by a decrease due to dispositions of real estate properties. We expect property operating costs and real estate taxes and insurance to increase in future periods as a result of increasing occupancy of our real estate assets and inflation but to decrease to the extent we dispose of properties.
Asset management fees increased from $5.6 million for the nine months ended September 30, 2014 to $6.2 million for the nine months ended September 30, 2015, as a result of the growth in our investment portfolio and capital improvements, which increased the asset basis used to calculate asset management fees, partially offset by a decrease due to dispositions of real estate properties. We expect asset management fees to increase in future periods as a result of capital expenditures but to decrease to the extent we dispose of properties. All asset management fees incurred as of September 30, 2015 have been paid.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Real estate acquisition fees and expenses to affiliates and non-affiliates were $4.5 million for the nine months ended September 30, 2014. We did not expense any real estate acquisition fees and expenses during the nine months ended September 30, 2015. Additionally, during the nine months ended September 30, 2014, we capitalized $1.8 million in acquisition fees and expenses related to our investment in an unconsolidated joint venture and our investment in undeveloped land. We do not expect to incur significant real estate acquisition fees and expenses in future periods as we do not expect to make further acquisitions.
Depreciation and amortization decreased from $35.5 million for the nine months ended September 30, 2014 to $33.7 million for the nine months ended September 30, 2015, primarily due to a decrease in amortization of tenant origination and absorption costs for properties held throughout both periods and partially offset by an increase due to the growth of our real estate portfolio. We expect depreciation and amortization to decrease in future periods as a result of a decrease in amortization of tenant origination costs related to lease expirations.
Interest expense decreased from $11.8 million for the nine months ended September 30, 2014 to $11.3 million for the nine months ended September 30, 2015, primarily due to the refinancing of certain debt in April 2014 resulting in an overall decrease in average interest rates. Excluded from interest expense was $1.5 million of interest capitalized to our investments in undeveloped land during the nine months ended September 30, 2015 and 2014. Our interest expense in future periods will vary based on interest rate fluctuations, the amount of interest capitalized and our level of future borrowings, which will depend on the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.
During the nine months ended September 30, 2015, we received $5.9 million in proceeds from condemnation agreements.  The carrying value of the condemned land was $0.8 million, resulting in a gain of $5.1 million, which is included in other income in the accompanying consolidated statements of operations.
During the nine months ended September 30, 2015, we sold two office properties and 14.5 acres of undeveloped land that resulted in a gain on sale of $11.2 million. During the nine months ended September 30, 2014, we sold one office property that resulted in a gain on sale of $0.1 million.
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
Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculations of MFFO and Adjusted MFFO, for the three and nine months ended September 30, 2015 and 2014 (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Net (loss) income attributable to common stockholders	$(462)	$(3,367)	$3,299	$(18,315)
Depreciation of real estate assets	6,207	5,255	17,802	14,806
Amortization of lease-related costs	5,090	6,640	15,882	20,703
Gain on sale of real estate, net	(2,908)	(55)	(11,195)	(55)
Adjustments for noncontrolling interests - consolidated entity (1)	104	(169)	3,054	(506)
Adjustments for investment in unconsolidated entity (2)	1,927	2,082	5,717	3,315
FFO attributable to common stockholders (3)	9,958	10,386	34,559	19,948
Straight-line rent and amortization of above- and below-market leases	(1,167)	(2,425)	(4,309)	(7,897)
Amortization of discounts and closing costs	—	(196)	(428)	(399)
Real estate acquisition fees to affiliate	—	—	—	2,274
Real estate acquisition fees and expenses	—	—	—	2,178
Amortization of net premium/discount on bond and notes payable	7	3	18	(6)
Prepayment fees related to the extinguishment of debt	—	—	250	332
Adjustments for noncontrolling interests - consolidated entity (1)	(11)	25	(35)	(154)
Adjustments for investment in unconsolidated entity (2)	(1,482)	(1,594)	(3,706)	(1,857)
MFFO attributable to common stockholders (3)	7,305	6,199	26,349	14,419
Other capitalized operating expenses (4)	(678)	(692)	(2,149)	(2,053)
Adjustments for noncontrolling interests - consolidated entity (1)	65	74	203	220
Adjusted MFFO attributable to common stockholders (3)	$6,692	$5,581	$24,403	$12,586
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
(3) FFO, MFFO and Adjusted MFFO include $0.2 million and $3.9 million of gain from condemnation agreements for the three and nine months ended September 30, 2015, respectively.
(4) Reflects real estate taxes, property insurance and financing costs that are capitalized with respect to certain of our investments in undeveloped land.  During the time in which we are incurring costs necessary to bring these investments to their intended use, certain normal recurring operating costs are capitalized in accordance with GAAP and not reflected in our net (loss) income, FFO and MFFO.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Distributions
Distributions declared, distributions paid and cash flows from operations were as follows for the first, second and third quarters of 2015 (in thousands, except per share amounts):

	Distribution Declared	Distributions Declared Per Share	Distributions Paid			Cash Flows Provided by Operations
Period			Cash	Reinvested	Total
First Quarter 2015	$5,547	$0.092	$2,087	$3,460	$5,547	$2,792
Second Quarter 2015	5,620	0.093	2,145	3,475	5,620	9,363
Third Quarter 2015	5,585	0.095	2,251	3,334	5,585	9,629
	$16,752	$0.280	$6,483	$10,269	$16,752	$21,784
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
On August 6, 2015, our board of directors authorized a distribution in the amount of $0.09452055 per share of common stock to stockholders of record as of the close of business on September 21, 2015. We paid this distribution on September 28, 2015 and this was the only distribution declared and paid during the third quarter of 2015.
Our net income attributable to common stockholders for the nine months ended September 30, 2015 was $3.3 million and our cash flows provided by operations were $21.8 million. Our cumulative distributions paid and net loss attributable to common stockholders from inception through September 30, 2015 were $77.4 million and $27.7 million, respectively. We have funded our cumulative distributions, which includes net cash distributions and distributions reinvested by stockholders, with proceeds from debt financing of $18.7 million, proceeds from the dispositions of property of $13.7 million and cash provided by operations of $45.0 million. To the extent that we pay distributions from sources other than our cash flow from operations or gains from asset sales, we will have fewer funds available for investment in real estate-related loans, opportunistic real estate, real estate-related debt securities and other real estate-related investments, the overall return to our stockholders may be reduced and subsequent investors may experience dilution.
Critical Accounting Policies
Our consolidated interim financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC. There have been no significant changes to our policies during 2015, except for an update to an accounting policy related to revenue recognition on real estate loans receivable that are impaired.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Revenue Recognition
Real Estate Loans Receivable
Interest income on our real estate loans receivable is recognized on an accrual basis over the life of the investment using the interest method. Direct loan origination or acquisition fees and costs, as well as acquisition premiums or discounts, are amortized over the term of the loan as an adjustment to interest income. We place loans on nonaccrual status when any portion of principal or interest is 90 days past due, or earlier when concern exists as to the ultimate collection of principal or interest. When a loan is placed on nonaccrual status, we reserve for any unpaid accrued interest and generally do not recognize subsequent interest income until cash is received, or the loan returns to accrual status. We will resume the accrual of interest if we determine the collection of interest, according to the contractual terms of the loan, is probable.
We generally recognize income on impaired loans on either a cash basis, where interest income is only recorded when received in cash, or on a cost-recovery basis, where all cash receipts are applied against the carrying value of the loan. We consider the collectibility of the loan’s principal balance in determining whether to recognize income on impaired loans on a cash basis or a cost-recovery basis.
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
Distribution Declared
On November 10, 2015, our board of directors authorized a distribution in the amount of $0.09452055 per share of common stock to stockholders of record as of the close of business on December 15, 2015. We expect to pay this distribution on December 22, 2015. The board of directors will declare distributions from time to time based on our income, cash flow and investing and financing activities. As such, we can give no assurances as to the timing, amount or notice with respect to any future distribution declarations.
Sale of Richardson Land
On November 2, 2015, we sold an aggregate of 11.6 acres of undeveloped land in the Richardson Portfolio and Richardson Land II for $14.3 million less credits and closing costs. The purchaser is not affiliated with us or our advisor.
Increased Funding of Share Redemption Program
On October 15, 2015, our board of directors approved, pursuant to Section 4(b) of our Sixth Amended and Restated Share Redemption Program, an additional $3.0 million of funds available for the redemption of shares for calendar year 2015. To the extent that we redeem less than the number of shares that we can purchase in calendar year 2015, any excess capacity to redeem shares during calendar year 2015 will be added to our capacity to otherwise redeem shares during calendar year 2016.
Amended Share Redemption Program
On November 10, 2015, our board of directors adopted a seventh amended and restated share redemption program (the “Seventh Amended Share Redemption Program”). Pursuant to the Seventh Amended Share Redemption Program, shares purchased under our dividend reinvestment plan will be deemed to have been acquired on the same date as the initial share of common stock to which the dividend reinvestment plan shares relate. There were no other changes to the Seventh Amended Share Redemption Program. The Seventh Amended Share Redemption Program will be effective December 12, 2015.

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
We borrow funds at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of September 30, 2015, the fair value and the carrying value of our fixed rate real estate loan receivable was $27.9 million. The fair value estimate of our fixed rate real estate loan receivable was estimated using an internal valuation model that considers the expected cash flows for the loans, underlying collateral values (for collateral-dependent loans) and the estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements. As of September 30, 2015, the fair value of our fixed rate debt was $34.7 million and the carrying value of our fixed rate debt was $32.3 million. The fair value estimate of our fixed rate debt was calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of September 30, 2015. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting changes in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on variable rate debt and loans receivable would change our future earnings and cash flows, but would not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. As of September 30, 2015, we were exposed to market risks related to fluctuations in interest rates on $518.8 million of variable rate debt outstanding. Based on interest rates as of September 30, 2015, if interest rates were 100 basis points higher during the 12 months ending September 30, 2016, interest expense on our variable rate debt would increase by $5.2 million. As of September 30, 2015, one-month LIBOR was 0.19300% and if the LIBOR index was reduced to 0% during the 12 months ending September 30, 2016, interest expense on our variable rate debt would decrease by $1.0 million.
The weighted-average interest rates of our fixed rate debt and variable rate debt as of September 30, 2015 were 4.5% and 2.4%, respectively.  The annual effective interest rate of our fixed rate real estate loan receivable as of September 30, 2015 was 9.5%. The annual effective interest rate represents the effective interest rate as of September 30, 2015, using the interest method that we use to recognize interest income on our real estate loans receivable.

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

•
During 2015, redemptions are limited to the amount of net proceeds from the sale of shares under our dividend reinvestment plan during 2014 plus an additional $20.0 million. The last $1.0 million of net proceeds from the dividend reinvestment plan during 2014 shall be reserved exclusively for shares redeemed in connection with a stockholder’s death, “qualifying disability,” or “determination of incompetence” (except that we may increase or decrease this funding limit by providing ten business days’ notice to our stockholders)

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

PART II. OTHER INFORMATION (CONTINUED)
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (continued)

During the nine months ended September 30, 2015, we fulfilled redemption requests and redeemed shares pursuant to the share redemption program as follows:

Month	Total Number of Shares Redeemed	Average Price Paid Per Share (1)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2015	22,221	$11.78	(2)
February 2015	33,001	$11.78	(2)
March 2015	42,961	$11.92	(2)
April 2015	73,281	$11.86	(2)
May 2015	54,082	$11.94	(2)
June 2015	212,935	$12.24	(2)
July 2015	297,059	$12.24	(2)
August 2015	821,987	$12.24	(2)
September 2015	412,105	$12.24	(2)
Total	1,969,632
_____________________
(1) Pursuant to the program, as amended, we redeemed shares as follows until June 13, 2015:

•	92.5% of our most recent estimated value per share as of the applicable redemption date for those shares held for at least one year;

•	95.0% of our most recent estimated value per share as of the applicable redemption date for those shares held for at least two years;

•	97.5% of our most recent estimated value per share as of the applicable redemption date for those shares held for at least three years; and

•	100.0% of our most recent estimated value per share as of the applicable redemption date for those shares held for at least four years.
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
On May 12, 2015, our board of directors adopted a fifth amended and restated share redemption program (the “Fifth Amended Share Redemption Program”).  Pursuant to the Fifth Amended Share Redemption Program, all eligible shares will be redeemed at a price equal to the most recent estimated value per share as of the applicable redemption date, regardless of how long such shares have been held or whether shares are being redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence.”  There were no other changes to the Fifth Amended Share Redemption Program. The Fifth Amended Share Redemption Program became effective on June 13, 2015. The sixth amended and restated share redemption program, adopted by our board of directors on July 27, 2015, maintained these terms.
(2) We limit the dollar value of shares that may be redeemed under the program as described above. During the nine months ended September 30, 2015, we redeemed $24.0 million of common stock, which represented all redemption requests received in good order and eligible for redemption through the September 2015 redemption date. Based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during 2014 and an additional $20.0 million made available by our board of directors, subsequent to September 30, 2015, we had $5.9 million available for redemptions during the remainder of 2015, subject to the limitations described above.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Amended Share Redemption Program
On November 10, 2015, our board of directors adopted a seventh amended and restated share redemption program (the “Seventh Amended Share Redemption Program”). Pursuant to the Seventh Amended Share Redemption Program, shares purchased under our dividend reinvestment plan will be deemed to have been acquired on the same date as the initial share of common stock to which the dividend reinvestment plan shares relate. There were no other changes to the Seventh Amended Share Redemption Program. The Seventh Amended Share Redemption Program will be effective December 12, 2015.

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

4.2	Fifth Amended and Restated Dividend Reinvestment Plan, incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q filed May 14, 2015

10.1	Advisory Agreement by and between the Company and KBS Capital Advisors LLC, dated October 8, 2015

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Sixth Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed July 27, 2015

99.2	Seventh Amended and Restated Share Redemption Program

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS STRATEGIC OPPORTUNITY REIT, INC.

Date:	November 12, 2015	By:	/S/ KEITH D. HALL
Keith D. Hall
Chief Executive Officer and Director
(principal executive officer)

Date:	November 12, 2015	By:	/S/ JEFFREY K. WALDVOGEL
Jeffrey K. Waldvogel
Chief Financial Officer, Treasurer and Secretary
(principal financial officer)