Form 10-K
period 2015-12-31
KBS Strategic Opportunity REIT, Inc.
filed 2016-03-28
CIK 1452936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-K
______________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐  No  ☒
There is no established market for the Registrant’s shares of common stock. On December 8, 2015, the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $13.44 based on the estimated value of the Registrant’s assets less the estimated value of the Registrant’s liabilities divided by the number of shares outstanding, as of September 30, 2015.
For a full description of the methodologies used to value the Registrant’s assets and liabilities in connection with the calculation the estimated value per share as of December 8, 2015, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.” There were approximately 59,871,118 shares of common stock held by non-affiliates as of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter.
As of March 23, 2016, there were 58,692,893 outstanding shares of common stock of the Registrant.
Documents Incorporated by Reference:
Registrant incorporates by reference in Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K portions of its Definitive Proxy Statement for its 2016 Annual Meeting of Stockholders.

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

•
We have focused, and may continue to focus, our investments in non-performing real estate and real estate‑related loans, real estate-related loans secured by non-stabilized assets and real estate-related securities, which involve more risk than investments in performing real estate and real estate-related assets.

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
On January 8, 2009, we filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a minimum of 250,000 shares and a maximum of 140,000,000 shares of common stock for sale to the public, of which 100,000,000 shares were registered in our primary offering and 40,000,000 shares were registered under our dividend reinvestment plan. The SEC declared our registration statement effective on November 20, 2009. We ceased offering shares of common stock in our primary offering on November 14, 2012. We sold 56,584,976 shares of common stock in the primary offering for gross offering proceeds of $561.7 million. We continue to offer shares of common stock under the dividend reinvestment plan. As of December 31, 2015, we had sold 5,096,508 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $52.8 million. Also as of December 31, 2015, we had redeemed 3,281,612 of the shares sold in our offering for $38.4 million. Additionally, on December 29, 2011 and October 23, 2012, we issued 220,994 shares and 55,249 shares of common stock, respectively, for $2.0 million and $0.5 million, respectively, in private transactions exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.
As of December 31, 2015, we owned 10 office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 25 acres of undeveloped land, one office portfolio consisting of three office properties, one retail property, two apartment properties, two investments in undeveloped land encompassing an aggregate of 1,670 acres, one first mortgage loan and two investments in unconsolidated joint ventures.
Objectives and Strategies
Our primary investment objectives are:

•	to provide our stockholders with attractive and stable returns; and

•	to preserve and return our stockholders’ capital contributions.
We have sought to achieve these objectives by investing in and managing a portfolio of real estate-related loans, opportunistic real estate, real estate-related debt securities and other real estate-related investments. We acquired our investments through a combination of equity raised in our initial public offering and debt financing. We plan to lease-up and stabilize existing assets. We plan to explore value-add opportunities for existing assets and seek to realize growth in the value of our investments by timing asset sales to maximize their value. We also intend to actively pursue additional lending and investment opportunities that we believe will provide an attractive risk-adjusted return to our stockholders.
Real Estate Investments
As of December 31, 2015, we owned 10 office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 25 acres of undeveloped land, one office portfolio consisting of three office properties and one retail property encompassing, in the aggregate, approximately 4.4 million rentable square feet. As of December 31, 2015, these properties were 84% occupied. In addition, we owned two apartment properties, containing 383 units and encompassing approximately 0.3 million rentable square feet, which were 92% occupied. We also owned two investments in undeveloped land encompassing an aggregate of 1,670 acres. In addition, we owned two investments in unconsolidated joint ventures.
We have attempted to diversify our tenant base in order to limit exposure to any one tenant or industry. As of December 31, 2015, we had no tenants that represented more than 10% of our total annualized base rent and our top ten tenants represented approximately 15% of our total annualized base rent. The total cost of our real estate portfolio as of December 31, 2015 was $914.1 million. For more information about our real estate investments, see Part I, Item 2 of this Annual Report on Form 10-K.

Real Estate-Related Investments
As of December 31, 2015, we owned one real estate loan receivable with a total book value of $27.9 million. On June 30, 2015, the real estate loan receivable matured without repayment.  As a result, on July 1, 2015, we provided notice to the borrower of default and may commence foreclosure proceedings on, or otherwise take title to, the property securing the real estate loan receivable.  We did not record a provision for loan loss reserves during the year ended December 31, 2015 as we believe the entire principal balance of $27.9 million related to the real estate loan receivable to be fully recoverable.
Financing Objectives
We have financed the majority of our real estate and real estate-related investments with a combination of the proceeds we received from our initial public offering and debt. We used debt financing to increase the amount available for investment and to potentially increase overall investment yields to us and our stockholders. As of December 31, 2015, the weighted‑average interest rate on our debt was 2.5%.
We borrow funds at both fixed and variable rates; as of December 31, 2015, we had $32.2 million and $518.6 million of fixed and variable rate debt outstanding, respectively. The weighted-average interest rates of our fixed rate debt and variable rate debt as of December 31, 2015 were 4.5% and 2.4%, respectively. The weighted-average interest rate represents the actual interest rate in effect as of December 31, 2015, using interest rate indices as of December 31, 2015, where applicable.
Additionally, in March 2016, we, through a wholly-owned subsidiary, issued 970.2 million Israeli new Shekels (approximately $250.0 million) in 4.25% bonds to investors in Israel pursuant to a public offering registered in Israel. The bonds have a seven year term, with 20% of the principal payable each year from 2019 to 2023. We expect to use the proceeds from the issuance of these bonds to make additional investments.
We have tried to spread the maturity dates of our debt to minimize maturity and refinance risk in our portfolio. In addition, a majority of our debt allows us to extend the maturity dates, subject to certain conditions. Although we believe we will satisfy the conditions to extend the maturity of our debt obligations, we can give no assurance in this regard. The following table shows the current and fully extended maturities, including principal amortization payments, of our debt as of December 31, 2015 (in thousands):

	Current Maturity	Extended Maturity
2016	$13,649	$4,615
2017	426,026	115,623
2018	81,182	263,276
2019	812	138,155
2020	846	846
Thereafter	28,281	28,281
	$550,796	$550,796
There is no limitation on the amount we may borrow for any single investment. Our charter limits our total liabilities to 75% of the cost of our tangible assets; however, we may exceed that limit if a majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our common stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of December 31, 2015, our borrowings and other liabilities were approximately 54% of the cost (before depreciation or other noncash reserves) and book value (before depreciation) of our tangible assets. As a result of the bond issuance referenced above, as of March 8, 2016, our borrowings and other liabilities were approximately 64% and 63% of the cost (before depreciation or other noncash reserves) and book value (before depreciation) of our tangible assets, respectively.
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

Disposition Policies
The period that we will hold our investments will vary depending on the type of asset, interest rates and other factors. Our advisor has developed a well-defined exit strategy for each investment we have made. KBS Capital Advisors will continually perform a hold-sell analysis on each asset in order to determine the optimal time to hold the asset and generate a strong return for our stockholders. Economic and market conditions may influence us to hold our investments for different periods of time. We may sell an asset before the end of the expected holding period if we believe that market conditions have maximized its value to us or the sale of the asset would otherwise be in the best interests of our stockholders. During the year ended December 31, 2015, we disposed of two office properties and 38 acres of undeveloped land resulting in gross sale proceeds of $40.4 million.
Market Outlook - Real Estate and Real Estate Finance Markets
The following discussion is based on management’s beliefs, observations and expectations with respect to the real estate and real estate finance markets.
Current conditions in the global capital markets remain volatile. The slowdown in global economic growth, and the increase in oil production capacity, has had a ripple effect through the energy and commodity markets. Decreasing levels of demand for commodities have led to a weakening of global economic conditions, particularly in emerging market nations. Many nations in the developing world rely on metals, minerals and oil production as the basis of their economies. When demand for these resources drops, the economic environment deteriorates, and deflation becomes a very real risk. Over the past decade the United States has seen a resurgence of the domestic energy markets. The growth of domestic oil and natural gas production helped the U.S. economy rebound from the 2008-2009 recession. During the first quarter of 2016, supply pressures in the energy markets have driven down the price of oil to levels not seen in many years, and U.S. economic growth has slowed.
Central bank interventions and the use of monetary policy to combat the lingering effects of the 2008-2009 recession continue to affect the global economy. The U.S. Federal Reserve (the “FED”) pursued an accommodative monetary policy that included cutting interest rates and implementing a quantitative easing (“QE”) program. In 2015, the U.S. economy continued strengthening, and the FED ceased the QE program and raised the Target Funds rate by 25 basis points. In 2012, Japan embarked on a massive QE program designed to kick start the country’s economy. The Japanese economy remains weak, with little or no economic growth. In Europe, the European Central Bank (“ECB”) announced its own QE program in January 2015. The long awaited announcement led to lower European interest rates and a weakening of the Euro against other currencies. With much of the European economy still experiencing low economic growth, the ECB is now poised to increase its QE program. While the intent of these policies is to spur economic growth, the size of these programs is unprecedented, and the ultimate impact on the global financial system is unknown.
In the United States, recent economic data has been mixed. Slow and steady growth in the labor markets has driven unemployment to 4.9% as of January 2016. The labor force participation rate continues to be relatively low and personal income growth has been modest. Consumer spending in the United States has been increasing, and consumer confidence levels are starting to reach levels last seen in the mid-2000’s. U.S. gross domestic product (“U.S. GDP”) has continued to grow. On an annual basis, U.S. GDP growth in 2014 was 2.4%, which was an improvement over 2013’s growth rate of 1.5%. In 2015 U.S. GDP growth came in at 2.4%, with the trend moving towards slower growth in the first quarter of 2016.
With the backdrop of increasing levels of global political conflict, and weaker international economic conditions, the U.S. dollar has remained a safe haven currency. The U.S. commercial real estate market has benefited from strong inflows of foreign capital. In 2015 commercial real estate transaction volumes increased 23%, making 2015 the second highest level of investment volume, behind only 2007. Foreign capital flows represent 17% of the 2015 volume. Initially, gateway markets such as New York City and San Francisco benefited from a high demand for commercial properties. Now investors have branched into secondary and tertiary markets, and demand for investments is leading to price increases and an uptick in construction and development. Some fear the potential creation of an asset bubble, particularly in the gateway metropolitan markets.
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
Our ability to achieve our investment objectives and to pay distributions depends upon the performance of KBS Capital Advisors, our advisor, in the acquisition of our investments, including the determination of any financing arrangements, and the ability of our advisor to source loan origination opportunities for us. Competition from competing entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of counterparties in transactions. We will also depend upon the performance of third-party loan servicers and property managers in connection with managing our investments. Stockholders must rely entirely on the management abilities of KBS Capital Advisors, the loan servicers and property managers KBS Capital Advisors selects and the oversight of our board of directors. We can give our stockholders’ no assurance that KBS Capital Advisors will be successful in obtaining suitable investments on financially attractive terms or that, if KBS Capital Advisors makes investments on our behalf, our objectives will be achieved. If we, through KBS Capital Advisors, are unable to find suitable investments promptly, we will hold the proceeds from our Israeli bond offering in an interest-bearing account or invest the proceeds in short-term assets. In the event we are unable to timely locate suitable investments, we may be unable or limited in our ability to pay distributions and we may not be able to meet our investment objectives.
A concentration of our real estate investments in any one property class may leave our profitability vulnerable to a downturn in such sector.
At any one time, a significant portion of our investments could be in one property class. As a result, we will be subject to risks inherent in investments in a single type of property. If our investments are substantially in one property class, then the potential effects on our revenues, and as a result, on cash available for distribution to our stockholders, resulting from a downturn in the businesses conducted in those types of properties could be more pronounced than if we had more fully diversified our investments. As of December 31, 2015, our investments in office properties, including our office unconsolidated joint venture, represented 74.1% of our total assets.

Because of the concentration of a significant portion of our assets in two geographic areas, any adverse economic, real estate or business conditions in these areas could affect our operating results and our ability to make distributions to our stockholders.
As of December 31, 2015, our real estate investments in Washington and Texas represented 29.2% and 20.5% of our total assets, respectively. As a result, the geographic concentration of our portfolio makes it particularly susceptible to adverse economic developments in the Washington and Texas real estate markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect our operating results and our ability to make distributions to stockholders.
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
Current conditions in the global capital markets remain volatile. The slowdown in global economic growth, and the increase in oil production capacity, has had a ripple effect through the energy and commodity markets. Decreasing levels of demand for commodities have led to a weakening of global economic conditions, particularly in emerging market nations. Many nations in the developing world rely on metals, minerals and oil production as the basis of their economies. When demand for these resources drops, the economic environment deteriorates, and deflation becomes a very real risk. Over the past decade the United States has seen a resurgence of the domestic energy markets. The growth of domestic oil and natural gas production helped the U.S. economy rebound from the 2008-2009 recession. During the first quarter of 2016, supply pressures in the energy markets have driven down the price of oil to levels not seen in many years, and U.S. economic growth has slowed.
Central bank interventions and the use of monetary policy to combat the lingering effects of the 2008-2009 recession continue to affect the global economy. The FED pursued an accommodative monetary policy that included cutting interest rates and implementing a QE program. In 2015, the U.S. economy continued strengthening, and the FED ceased the QE program and raised the Target Funds rate by 25 basis points. In 2012, Japan embarked on a massive QE program designed to kick start the country’s economy. The Japanese economy remains weak, with little or no economic growth. In Europe, the ECB announced its own QE program in January 2015. The long awaited announcement led to lower European interest rates and a weakening of the Euro against other currencies. With much of the European economy still experiencing low economic growth, the ECB is now poised to increase its QE program. While the intent of these policies is to spur economic growth, the size of these programs is unprecedented, and the ultimate impact on the global financial system is unknown.
In the United States, recent economic data has been mixed. Slow and steady growth in the labor markets has driven unemployment to 4.9% as of January 2016. The labor force participation rate continues to be relatively low and personal income growth has been modest. Consumer spending in the United States has been increasing, and consumer confidence levels are starting to reach levels last seen in the mid-2000’s. U.S. gross domestic product (“U.S. GDP”) has continued to grow. On an annual basis, U.S. GDP growth in 2014 was 2.4%, which was an improvement over 2013’s growth rate of 1.5%. In 2015 U.S. GDP growth came in at 2.4%, with the trend moving towards slower growth in the first quarter of 2016.
With the backdrop of increasing levels of global political conflict, and weaker international economic conditions, the U.S. dollar has remained a safe haven currency. The U.S. commercial real estate market has benefited from strong inflows of foreign capital. In 2015 commercial real estate transaction volumes increased 23%, making 2015 the second highest level of investment volume, behind only 2007. Foreign capital flows represent 17% of the 2015 volume. Initially, gateway markets such as New York City and San Francisco benefited from a high demand for commercial properties. Now investors have branched into secondary and tertiary markets, and demand for investments is leading to price increases and an uptick in construction and development. Some fear the potential creation of an asset bubble, particularly in the gateway metropolitan markets.

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
Disruptions in the financial markets and continued uncertain economic conditions could adversely affect the values of our investments. Lending activity has increased; however, it remains uncertain whether the capital markets can sustain the current transaction levels. Any disruption to the debt and capital markets could result in fewer buyers seeking to acquire commercial properties and possible increases in capitalization rates and lower property values. Furthermore, declining economic conditions could negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our real estate portfolio and in the collateral securing our loan investments, which could have the following negative effects on us:

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
In addition, to the extent distributions exceed cash flow from operations and gains from asset sales, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain. There is no limit on the amount of distributions we may fund from sources other than from cash flows from operations or gains from asset sales. For the year ended December 31, 2015, we paid aggregate distributions of $22.3 million (of which $13.6 million was reinvested through our dividend reinvestment plan). Our net income attributable to stockholders for the year ended December 31, 2015 was $2.4 million. For the year ended December 31, 2015, we funded 100% of total distributions paid, which includes cash distributions and dividends reinvested by stockholders, with current cash provided by operations and prior period cash provided by operations. Through December 31, 2015, we funded 22% of total distributions paid, which includes cash distributions and dividends reinvested by stockholders, with proceeds from debt financing, funded 17% of total distributions paid with the gains realized from the dispositions of properties and funded 61% of total distributions paid with cash provided by operations. Our cumulative distributions and net loss attributable to common stockholders from inception through December 31, 2015 were $82.9 million and $28.6 million, respectively.
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
We face risks associated with security breaches through cyber-attacks, cyber intrusions or otherwise, as well as other significant disruptions of our information technology (IT) networks and related systems.
We face risks associated with security breaches, whether through cyber-attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to e-mails, persons inside our organization or persons with access to systems inside our organization, and other significant disruptions of our IT networks and related systems. The risk of a security breach or disruption, particularly through cyber-attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations. Although we make efforts to maintain the security and integrity of these types of IT networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us to entirely mitigate this risk.
A security breach or other significant disruption involving our IT networks and related systems could:

•	disrupt the proper functioning of our networks and systems and therefore our operations;

•	result in misstated financial reports, violations of loan covenants and/or missed reporting deadlines;

•	result in our inability to properly monitor our compliance with the rules and regulations regarding our qualification as a REIT;

•
result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of, proprietary, confidential, sensitive or otherwise valuable information of ours or others, which others could use to compete against us or which could expose us to damage claims by third-parties for disruptive, destructive or otherwise harmful purposes and outcomes;

•	require significant management attention and resources to remedy any damages that result;

•	subject us to claims for breach of contract, damages, credits, penalties or termination of leases or other agreements; or

•	damage our reputation among our stockholders.
Any or all of the foregoing could have a material adverse effect on our results of operations, financial condition and cash flows.

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

KBS Capital Advisors and its affiliates face conflicts of interest relating to the acquisition and origination of assets and leasing of properties due to their relationship with other KBS-sponsored programs and KBS-advised investors, which could result in decisions that are not in our best interest or the best interests of our stockholders.
We rely on key real estate and debt finance professionals at KBS Capital Advisors, including Peter M. Bren, Keith D. Hall, Peter McMillan III and Charles J. Schreiber, Jr., to identify suitable investment opportunities for us. KBS REIT I, KBS REIT II, KBS Legacy Partners Apartment REIT, KBS REIT III, KBS Strategic Opportunity REIT II and KBS Growth & Income REIT are also advised by KBS Capital Advisors and rely on many of the same real estate and debt finance professionals as will future KBS-sponsored programs advised by our advisor. Messrs. Bren and Schreiber and several of the other key real estate professionals at KBS Capital Advisors are also the key real estate professionals at KBS Realty Advisors and its affiliates, the advisors to the private KBS-sponsored programs and the investment advisors to KBS-advised investors. As such, we and the other KBS-sponsored programs that currently have funds available for investment and KBS-advised investors rely on many of the same real estate and debt finance professionals, as will future KBS-sponsored programs and KBS-advised investors. Many investment opportunities that are suitable for us may also be suitable for other KBS-sponsored programs and KBS-advised investors. When these real estate and debt finance professionals direct an investment opportunity to any KBS-sponsored program or KBS-advised investor they, in their sole discretion, will offer the opportunity to the program or investor for which the investment opportunity is most suitable based on the investment objectives, portfolio and criteria of each program or investor. Our current acquisition stage will overlap to some extent with the acquisition stages of KBS REIT III, KBS Strategic Opportunity REIT II and KBS Growth & Income REIT, five private KBS-sponsored programs and possibly future KBS-sponsored programs and KBS-advised investors.
For so long as we are externally advised, our charter provides that it shall not be a proper purpose of the corporation for us to make any significant investment unless KBS Capital Advisors has recommended the investment to us. Thus, the real estate and debt finance professionals of KBS Capital Advisors could direct attractive investment opportunities to other KBS-sponsored programs or KBS-advised investors. Such events could result in us investing in properties that provide less attractive returns, which would reduce the level of distributions we may be able to pay our stockholders.
We and other KBS-sponsored programs and KBS-advised investors also rely on these real estate professionals to supervise the property management and leasing of properties. If the KBS team of real estate professionals directs creditworthy prospective tenants to properties owned by another KBS-sponsored program or KBS-advised investor when it could direct such tenants to our properties, our tenant base may have more inherent risk and our properties’ occupancy may be lower than might otherwise be the case.
Further, existing and future KBS-sponsored programs and KBS-advised investors and Messrs. Bren, Hall, McMillan and Schreiber generally are not and will not be prohibited from engaging, directly or indirectly, in any business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition, origination, development, ownership, leasing or sale of real estate-related investments.
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
We rely on KBS Capital Advisors and the real estate, management, accounting and debt finance professionals our advisor has assembled, including Messrs. Bren, Hall, McMillan, Schreiber and Jeffrey K. Waldvogel and Ms. Stacie K. Yamane, for the day-to-day operation of our business. Messrs. Bren, Hall, McMillan, Schreiber and Waldvogel and Ms. Yamane are also executive officers of KBS REIT I, KBS REIT II and KBS REIT III, Messrs. Bren, McMillan and Waldvogel and Ms. Yamane are executive officers of KBS Legacy Partners Apartment REIT, and Messrs. Hall, McMillan, and Waldvogel and Ms. Yamane are executive officers of KBS Strategic Opportunity REIT II. In addition, Messrs. Bren and Schreiber and Ms. Yamane are executive officers of KBS Realty Advisors and its affiliates, the advisors of the private KBS-sponsored programs and the investment advisors to institutional investors in real estate and real estate-related assets. As a result of their interests in other KBS programs, their obligations to other investors and the fact that they engage in and they will continue to engage in other business activities on behalf of themselves and others, Messrs. Bren, Hall, McMillan, Schreiber and Waldvogel and Ms. Yamane face conflicts of interest in allocating their time among us, KBS REIT I, KBS REIT II, KBS REIT III, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT II, KBS Growth & Income REIT, KBS Capital Advisors and other KBS-sponsored programs as well as other business activities in which they are involved. In addition, KBS Capital Advisors and KBS Realty Advisors and their affiliates share many of the same key real estate and debt finance professionals. During times of intense activity in other programs and ventures, these individuals may devote less time and fewer resources to our business than are necessary or appropriate to manage our business. Furthermore, some or all of these individuals may become employees of another KBS-sponsored program in an internalization transaction or, if we internalize our advisor, may not become our employees as a result of their relationship with other KBS-sponsored programs. If these events occur, the returns on our investments, and the value of our stockholders’ investments, may decline.
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
Under the relevant provisions of Section 3(a)(1) of the Investment Company Act, an investment company is any issuer that:

•
pursuant to section 3(a)(1)(A) is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities (the “primarily engaged test”); or

•
pursuant to section 3(a)(1)(C) is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of such issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis (the “40% test”). “Investment securities” excludes U.S. government securities and securities of majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) (relating to private investment companies).

With respect to the primarily engaged test, we and our Operating Partnership are holding companies and do not intend to invest or trade in securities ourselves. Rather, through the majority-owned subsidiaries of our Operating Partnership, we and our Operating Partnership will be primarily engaged in the non-investment company businesses of these subsidiaries, namely the business of purchasing or otherwise acquiring real estate and real estate-related assets.
If any of the subsidiaries of our Operating Partnership fail to meet the 40% test, we believe they will usually, if not always, be able to rely on Section 3(c)(5)(C) of the Investment Company Act for an exception from the definition of an investment company. (Otherwise, they should be able to rely on the exceptions for private investment companies pursuant to Section 3(c)(1) and Section 3(c)(7) of the Investment Company Act.) As reflected in no-action letters, the SEC staff’s position on Section 3(c)(5)(C) generally requires that an issuer maintain at least 55% of its assets in “mortgages and other liens on and interests in real estate,” or qualifying assets; at least 80% of its assets in qualifying assets plus real estate-related assets; and no more than 20% of the value of its assets in other than qualifying assets and real estate-related assets, which we refer to as miscellaneous assets. To constitute a qualifying asset under this 55% requirement, a real estate interest must meet various criteria based on no-action letters. We expect that any of the subsidiaries of our Operating Partnership relying on Section 3(c)(5)(C) will invest at least 55% of its assets in qualifying assets, and approximately an additional 25% of its assets in other types of real estate-related assets. If any subsidiary relies on Section 3(c)(5)(C), we expect to rely on guidance published by the SEC staff or on our analyses of guidance published with respect to types of assets to determine which assets are qualifying real estate assets and real estate-related assets.

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
Our share redemption program includes numerous restrictions that limit our stockholders’ ability to sell their shares. Our stockholders must hold their shares for at least one year in order to participate in the share redemption program, except for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence.” We limit the number of shares redeemed pursuant to the share redemption program as follows: (i) during any calendar year, we may redeem no more than 5% of the weighted-average number of shares outstanding during the prior calendar year and (ii) during each calendar year, redemptions will be limited to the amount of net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year and the last $1.0 million of such net proceeds shall be reserved exclusively for shares redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence” (except that we may increase or decrease this funding limit by providing ten business days’ notice to our stockholders). We may not redeem more than $3.0 million of shares in a given quarter (excluding shares redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence”).  To the extent that we redeem less than $3.0 million of shares (excluding shares redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence”) in a given fiscal quarter, any remaining excess capacity to redeem shares in such fiscal quarter will be added to our capacity to otherwise redeem shares (excluding shares redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence”) during the succeeding fiscal quarter.  We may increase or decrease this limit upon ten business days’ notice to stockholders. Further, we have no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. These limits may prevent us from accommodating all redemption requests made in any year. Our board is free to amend, suspend or terminate the share redemption program upon 30 days’ notice.
The prices at which we will redeem shares under the program are as follows:

•	97.5% of our most recent estimated value per share as of the applicable redemption date for those shares held for at least one year but less than four years; and

•	100% of our most recent estimated value per share as of the applicable redemption date for those shares held for at least four years.

The most recent estimated value per share of our common stock is $13.44. For a full description of the methodologies and assumptions used to value our assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.” The value of our shares will fluctuate over time in response to developments related to individual assets in our portfolio and the management of those assets and in response to the real estate and finance markets. As such, the estimated value per share does not take into account developments in our portfolio since December 8, 2015. We currently expect to utilize our advisor and/or an independent valuation firm to update our estimated value per share in December 2016. Upon updating our estimated value per share, the redemption price per share will also change. Because of the restrictions of our share redemption program, our stockholders may not be able to sell their shares under the program, and if stockholders are able to sell their shares, depending upon the then current redemption price, they may not recover the amount of their investment in us.
The estimated value per share of our common stock may not reflect the value that stockholders will receive for their investment.
On December 8, 2015, our board of directors approved an estimated value per share of our common stock of $13.44 based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding as of September 30, 2015. All of our assets and liabilities were valued as of September 30, 2015. We provided this estimated value per share to assist broker-dealers that participated in our initial public offering in meeting their customer account statement reporting obligations under National Association of Securities Dealers Conduct Rule 2340, as required by the Financial Industry Regulatory Authority (“FINRA”). The valuation was performed in accordance with the provisions of and also to comply with Practice Guideline 2013-01, Valuations of Publicly Registered, Non-Listed REITs issued by the Investment Program Association (“IPA”) in April 2013. The estimated value per share was based upon the recommendation and valuation prepared by our advisor.
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
Accordingly, with respect to the estimated value per share, we can give no assurance that:

•	a stockholder would be able to resell his or her shares at this estimated value per share;

•	a stockholder would ultimately realize distributions per share equal to our estimated value per share upon liquidation of our assets and settlement of our liabilities or a sale of the company;

•	our shares of common stock would trade at the estimated value per share on a national securities exchange;

•	an independent third-party appraiser or other third-party valuation firm would agree with our estimated value per share; or

•	the methodology used to estimate our value per share would be acceptable to FINRA or for compliance with ERISA reporting requirements.
For a full description of the methodologies and assumptions used to value our assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Market Information.” We currently expect to utilize our advisor and/or an independent valuation firm to update the estimated value per share in December 2016.

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
We have invested in and will continue to invest in a diverse portfolio of opportunistic real estate, real estate-related loans, real estate-related debt securities and other real estate-related investments. Each of these investments will be subject to the risks typically associated with real estate. Our loans held for investment will generally be directly or indirectly secured by a lien on real property (or the equity interests in an entity that owns real property) that, upon the occurrence of a default on the loan, could result in our acquiring ownership of the property. We will not know whether the values of the properties ultimately securing our loans will remain at the levels existing on the dates of origination or acquisition of those loans. If the values of the underlying properties drop, our risk will increase because of the lower value of the security associated with such loans. In this manner, real estate values could impact the values of our loan investments. Our investments in residential and commercial mortgage-backed securities, collateralized debt obligations and other real estate-related investments may be similarly affected by real estate property values. The value of real estate may be adversely affected by a number of risks, including:

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
The mortgage loan we own is subject to delinquency, foreclosure and loss, which could result in losses to us.
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
On June 30, 2015, our real estate loan receivable matured without repayment.  As a result, on July 1, 2015, we provided notice to the borrower of default and may commence foreclosure proceedings on, or otherwise take title to, the property securing the real estate loan receivable.  We believe the entire principal balance of $27.9 million related to the real estate loan receivable to be fully recoverable.

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
Title VII of the Dodd-Frank Act imposed additional regulations on derivatives markets and transactions. Such regulations and, to the extent we trade with counterparties organized in non-US jurisdictions, any applicable regulations in those jurisdictions, are still being implemented, and will affect our interest rate hedging activities. While the full impact of regulation on our interest rate hedging activities cannot be fully assessed until all final rules and regulations are implemented, such regulation may affect our ability to enter into hedging or other risk management transactions, may increase our costs in entering into such transactions, and may result in us entering into such transactions on less favorable terms than prior to effectiveness of such regulation. For example, subject to an exception under the Dodd-Frank Act for “end-users” of swaps upon which we may seek to rely, we may be required to clear certain interest rate hedging transactions by submitting them to a derivatives clearing organization. In addition, to the extent we are required to clear any such transactions, we will be required to, among other things, post margin in connection with such transactions. The occurrence of any of the foregoing events may have an adverse effect on our business and our stockholders’ returns.
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
Our charter limits our total liabilities to 75% of the cost (before deducting depreciation or other noncash reserves) of our tangible assets; however, we may exceed that limit if the majority of the conflicts committee of our board of directors approves each borrowing in excess of our charter limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of December 31, 2015, our borrowings and other liabilities were approximately 54% of the cost (before depreciation or other noncash reserves) and book value (before depreciation) of our tangible assets, respectively. High debt levels would cause us to incur higher interest charges and higher debt service payments and may also be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of our stockholders’ investment.
The depreciation in the value of Israeli currency may materially and adversely affect our results of operations and financial condition.
In March 2016, we issued 970.2 million Israeli new Shekels (approximately $250.0 million) in 4.25% bonds to Israeli investors through a public offering, which bonds are denominated in Israeli new Shekels. As a result, we are subject to foreign currency risk due to potential fluctuations in exchange rates between Israeli new Shekels and U.S. dollars. More specifically, a significant change in the value of the Israeli new Shekels may have an adverse effect on our results of operations and financial condition. We may try to mitigate this foreign currency risk by using derivative contracts. However, if we engage in such mitigation strategies, there can be no assurance that those attempts to mitigate foreign currency risk would be successful.

The deed of trust that governs the bonds issued to Israeli investors includes restrictive covenants that may adversely affect our operations, which could limit our ability to make distributions to our stockholders.
The deed of trust that governs the terms of the bonds issued to Israeli investors contains various restrictive covenants.  Such restrictive covenants may prohibit us from making certain investments, selling properties or taking certain other actions that our board of directors otherwise believes to be in our best interests.  Such restrictions may adversely affect our operations and limit our ability to make distributions to our stockholders.  Further, the deed of trust may prohibit us from making annual distributions to our stockholders in excess of 100% of our REIT taxable income.
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

The tax on prohibited transactions will limit our ability to engage in transactions, including certain sales of development property and certain methods of securitizing mortgage loans, that would be treated as sales for federal income tax purposes.
A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of assets, other than foreclosure property, deemed held primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we were to dispose of certain real estate, including development property, or securitize loans in a manner that was treated as a sale of the loans for federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales of real estate, including development property, or loans at the REIT level, and may limit the structures we utilize for our securitization transactions, even though the sales or structures might otherwise be beneficial to us.
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
To qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and residential and commercial mortgage-backed securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% (20% for taxable years after 2017) of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.
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
The REIT provisions of the Internal Revenue Code may limit our ability to hedge our assets and operations. Under these provisions, any income that we generate from transactions intended to hedge our interest rate, inflation and/or currency risks will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if the instrument hedges (i) interest rate risk on liabilities incurred to carry or acquire real estate (ii) risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the REIT 75% or 95% gross income tests, or (iii) to manage risk with respect to the termination of prior hedging transactions described in (i) and/or (ii) above, and such instrument is properly identified under applicable Treasury Regulations. Income from hedging transactions that do not meet these requirements will generally constitute nonqualifying income for purposes of both the REIT 75% and 95% gross income tests. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes than we would otherwise incur.
Ownership limitations may restrict change of control or business combination opportunities in which our stockholders might receive a premium for their shares.
In order for us to qualify as a REIT for each taxable year beginning with the December 31, 2015 taxable year, no more than 50% in value of our outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals during the last half of any calendar year. “Individuals” for this purpose include natural persons, and some entities such as private foundations. To preserve our REIT qualification, our charter generally prohibits any person from directly or indirectly owning more than 9.8% in value of our capital stock. This ownership limitation could have the effect of discouraging a takeover or other transaction in which holders of our common stock might receive a premium for their shares over the then prevailing market price or which holders might believe to be otherwise in their best interests.
Our ownership of and relationship with our taxable REIT subsidiaries will be limited and a failure to comply with the limits would jeopardize our REIT status and may result in the application of a 100% excise tax.
A REIT may own up to 100% of the stock of one or more taxable REIT subsidiaries. A taxable REIT subsidiary may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a taxable REIT subsidiary. A corporation of which a taxable REIT subsidiary directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a taxable REIT subsidiary. Overall, no more than 25% (20% for taxable years after 2017) of the value of a REIT’s assets may consist of stock or securities of one or more taxable REIT subsidiaries. A domestic taxable REIT subsidiary will pay federal, state and local income tax at regular corporate rates on any income that it earns. In addition, the taxable REIT subsidiary rules limit the deductibility of interest paid or accrued by a taxable REIT subsidiary to its parent REIT to assure that the taxable REIT subsidiary is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm’s-length basis. We cannot assure our stockholders that we will be able to comply with the 25% (or 20%, as applicable) value limitation on ownership of taxable REIT subsidiary stock and securities on an ongoing basis so as to maintain REIT status or to avoid application of the 100% excise tax imposed on certain non-arm’s length transactions.
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
In general, the maximum tax rate for dividends payable to domestic stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, are generally not eligible for the reduced rates. While this tax treatment does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts or estates to perceive investments in REITs to be relatively less attractive than investments in stock of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.
Retirement Plan Risks
If you fail to meet the fiduciary and other standards under ERISA or the Internal Revenue Code as a result of an investment in our stock, you could be subject to criminal and civil penalties.
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
The Department of Labor has recently proposed to amend the regulation defining a fiduciary under ERISA.  The proposed amendment would broaden the definition of fiduciary and make a number of changes to the prohibited transaction exemptions relating to investments by plans and IRAs.  The proposed changes, if finalized, could have a significant effect on investments in our shares by plans and IRAs.  Plan fiduciaries and the beneficial owners of IRAs are urged to consult with their own advisors regarding this development.
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
As of December 31, 2015, we owned 10 office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 25 acres of undeveloped land, one office portfolio consisting of three office properties and one retail property encompassing, in the aggregate, approximately 4.4 million rentable square feet. As of December 31, 2015, these properties were 84% occupied. In addition, we owned two apartment properties containing 383 units and encompassing approximately 0.3 million rentable square feet, which were 92% occupied. We also owned two investments in undeveloped land encompassing an aggregate of 1,670 acres. The following table provides summary information regarding our properties as of December 31, 2015:

Property Location of Property	Date Acquired or Foreclosed on	Property Type	Rentable Square Feet	Total Real Estate at Cost (in thousands)	Occupancy	Ownership %
Northridge Center I & II Atlanta, GA	03/25/2011	Office	188,509	$9,404	81.8%	100.0%
Iron Point Business Park Folsom, CA	06/21/2011	Office	211,887	22,116	91.8%	100.0%
Richardson Portfolio Richardson, TX	11/23/2011	Office/ Undeveloped Land	569,980	42,795	85.6%	90.0%
Park Highlands North Las Vegas, NV	12/30/2011	Undeveloped Land	—	30,695	N/A	50.1%
Bellevue Technology Center Bellevue, WA	07/31/2012	Office	330,508	85,182	96.8%	100.0%
Powers Ferry Landing East Atlanta, GA	09/24/2012	Office	149,324	9,787	94.9%	100.0%
1800 West Loop Houston, TX	12/04/2012	Office	400,101	74,338	87.3%	100.0%
West Loop I & II Houston, TX	12/07/2012	Office	313,873	39,773	79.7%	100.0%
Burbank Collection Burbank, CA	12/12/2012	Retail	39,508	14,348	47.8%	90.0%
Austin Suburban Portfolio Austin, TX	03/28/2013	Office	517,974	78,845	79.1%	100.0%
Westmoor Center Westminster, CO	06/12/2013	Office	612,890	85,031	76.9%	100.0%
Central Building Seattle, WA	07/10/2013	Office	191,705	35,112	91.8%	100.0%
50 Congress Street Boston, MA	07/11/2013	Office	179,872	53,241	91.1%	100.0%
1180 Raymond Newark, NJ	08/20/2013	Apartment	268,688	45,386	90.2%	100.0%
Park Highlands II North Las Vegas, NV	12/10/2013	Undeveloped Land	—	22,192	N/A	99.5%
Maitland Promenade II Orlando, FL	12/18/2013	Office	230,366	31,554	86.6%	100.0%
Plaza Buildings Bellevue, WA	01/14/2014	Office	490,994	196,794	77.4%	100.0%
424 Bedford Brooklyn, NY	01/31/2014	Apartment	49,220	34,087	98.5%	90.0%
Richardson Land II Richardson, TX	09/04/2014	Undeveloped Land	—	3,394	N/A	90.0%
			4,745,399	$914,074
As of December 31, 2015, there were no tenants occupying 10% or more of our total rentable square footage. As of December 31, 2015, our real estate portfolio’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Finance	49	$10,952	13.8%
Computer System Design & Programming	42	10,250	12.9%
Insurance Carriers & Related Activities	28	8,704	11.0%
		$29,906	37.7%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2015, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

Portfolio Lease Expiration
The following table reflects lease expirations of our owned properties, excluding apartment leases, as of December 31, 2015:

Year of Expiration	Number of Leases Expiring	Annualized Base Rent (in thousands) (1)	% of Portfolio Annualized Base Rent Expiring	Leased Rentable Square Feet Expiring	% of Portfolio Rentable Square Feet Expiring
Month-to-Month	30	$2,204	2.7%	156,943	4.2%
2016	84	8,968	11.3%	442,202	11.9%
2017	93	10,214	12.9%	488,440	13.1%
2018	93	13,436	16.9%	595,969	16.0%
2019	62	11,138	14.0%	544,514	14.6%
2020	61	10,070	12.7%	436,608	11.8%
2021	34	7,130	9.0%	345,190	9.3%
2022	10	3,782	4.8%	173,309	4.7%
2023	15	5,307	6.7%	211,836	5.7%
2024	10	3,223	4.1%	132,582	3.6%
2025	10	3,187	4.0%	156,281	4.2%
Thereafter	5	755	0.9%	33,337	0.9%
Total	507	$79,414	100%	3,717,211	100%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2015, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

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
Stockholder Information
As of March 1, 2016, we had 58.7 million shares of common stock outstanding held by a total of approximately 15,000 stockholders. The number of stockholders is based on the records of DST Systems, Inc., who serves as our transfer agent.
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
We provide an estimated value per share to assist broker-dealers that participated in our initial public offering in meeting their customer account statement reporting obligations under National Association of Securities Dealers Conduct Rule 2340 as required by FINRA. This valuation was performed in accordance with the provisions of and also to comply with Practice Guideline 2013- 01, Valuations of Publicly Registered, Non-Listed REITs issued by the IPA in April 2013. For this purpose, we estimated the value of the shares of our common stock as $13.44 per share as of December 31, 2015. This estimated value per share is based on our board of directors’ approval on December 8, 2015 of an estimated value per share of our common stock of $13.44 based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding as of September 30, 2015. There were no material changes between September 30, 2015 and December 8, 2015 with respect to the net values of our assets and liabilities that impacted the overall estimated value per share.
Our conflicts committee, composed of all of our independent directors, is responsible for the oversight of the valuation process, including the review and approval of the valuation process and methodologies used to determine our estimated value per share, the consistency of the valuation and appraisal methodologies with real estate industry standards and practices and the reasonableness of the assumptions used in the valuations and appraisals. The estimated value per share was based upon the recommendation and valuation prepared by KBS Capital Advisors, our external advisor. KBS Capital Advisors’ valuation of our consolidated investments in real estate properties and one of our unconsolidated joint venture investments in real estate properties was based on appraisals of such investments performed by third-party valuation firms, with the exception of a parcel of undeveloped land sold subsequent to September 30, 2015. With the exception of our investments in undeveloped land, appraisals on all of our consolidated investments in real properties and one of our unconsolidated investments in real estate properties were performed by Duff & Phelps, LLC (“Duff & Phelps”). Appraisals of our investments in undeveloped land, with the exception of a parcel of undeveloped land sold subsequent to September 30, 2015, were performed by Landauer Services, LLC (“Landauer”), a division of Newmark Grubb Knight Frank. Duff & Phelps and Landauer, each an independent third-party valuation firm, also prepared appraisal reports, summarizing key inputs and assumptions, for each of the real estate properties they respectively appraised. The parcel of undeveloped land sold subsequent to September 30, 2015 was valued by KBS Capital Advisors based on the contractual sales price less actual disposition costs and fees. KBS Capital Advisors also performed valuations with respect to our real estate-related investment, one of our unconsolidated joint ventures, cash, other assets, mortgage debt and other liabilities. The methodologies and assumptions used to determine the estimated value of our assets and the estimated value of our liabilities are described further below.
KBS Capital Advisors used the appraised values of our real estate properties and the contractual sales price less actual disposition costs and fees in the case of the parcel of undeveloped land that was sold subsequent to September 30, 2015, together with KBS Capital Advisors’ estimated value of each of our other assets and liabilities, to calculate and recommend an estimated value per share of our common stock. Upon (i) the conflicts committee’s receipt and review of KBS Capital Advisors’ valuation report, including KBS Capital Advisors’ summary of the appraisal reports prepared by Duff & Phelps and Landauer and KBS Capital Advisors’ estimated value of each of our other assets and our liabilities, (ii) the conflicts committee’s review of the reasonableness of our estimated value per share resulting from KBS Capital Advisors’ valuation process, and (iii) in light of other factors considered by the conflicts committee and the conflicts committee’s own extensive knowledge of our assets and liabilities, the conflicts committee concluded that the estimated value per share proposed by KBS Capital Advisors was reasonable and recommended to the board of directors that it adopt $13.44 as the estimated value per share of our common stock. At the special meeting of the board of directors, the board of directors unanimously agreed to accept the recommendation of the conflicts committee and approved $13.44 as the estimated value of our common stock, which determination is ultimately and solely the responsibility of the board of directors.

The table below sets forth the calculation of our estimated value per share as of December 8, 2015, as well as the calculation of our prior estimated value per share as of December 9, 2014:

	December 8, 2015 Estimated Value per Share	December 9, 2014 Estimated Value per Share (1)	Change in Estimated Value per Share
Real estate properties (2)	$21.97	$20.77	$1.20
Real estate loan receivable	0.47	0.46	0.01
Cash	0.43	0.32	0.11
Investments in unconsolidated joint ventures (3)	2.38	1.74	0.64
Other assets	0.20	0.10	0.10
Mortgage debt (4)	(9.40)	(8.75)	(0.65)
Advisor participation fee potential liability	(0.33)	(0.17)	(0.16)
Other liabilities	(0.46)	(0.34)	(0.12)
Non-controlling interest	(1.82)	(1.89)	0.07
Estimated value per share	$13.44	$12.24	$1.20
Estimated enterprise value premium	None assumed	None assumed	None assumed
Total estimated value per share	$13.44	$12.24	$1.20
_____________________
(1) The December 9, 2014 estimated value per share was based upon the recommendation and valuation of KBS Capital Advisors. We engaged Duff & Phelps and Landauer, to provide appraisals of our real estate properties and KBS Capital Advisors performed valuations of our real estate-related investment, cash, other assets, mortgage debt and other liabilities. For more information relating to the December 9, 2014 estimated value per share and the assumptions and methodologies used by Duff & Phelps, Landauer and our advisor, see our Current Report on Form 8-K filed with the SEC on December 11, 2014.
(2) The increase in the estimated value of real estate properties was due to increases in fair values of our real estate properties.
(3) The increase in the estimated value of investments in unconsolidated joint ventures was primarily due to an increase in fair value of an investment in an unconsolidated joint venture, which was attributable to an increase in fair value of the joint venture’s real estate investment.
(4) The increase in mortgage debt was primarily due to additional borrowings to fund capital expenditures.
The increase in our estimated value per share from the previous estimate was primarily due to the items noted below, which reflect the significant contributors to the increase in the estimated value per share from $12.24 to $13.44. The changes are not equal to the change in values of each real estate asset and liability group presented in the table above due to debt financings and other factors, which caused the value of certain asset or liability groups to change with no impact to our fair value of equity or the overall estimated value per share.

Change in Estimated Value per Share
December 9, 2014 estimated value per share	$12.24
Changes to estimated value per share
Real estate
Real estate	1.21
Investments in unconsolidated joint ventures	0.59
Capital expenditures on real estate	(0.63)
Total change related to real estate	1.17
Operating cash flows in excess of quarterly distributions declared	0.16
Minority interest in consolidated joint ventures	0.02
Advisor participation fee potential liability	(0.15)
Total change in estimated value per share	$1.20
December 8, 2015 estimated value per share	$13.44

As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties using different assumptions and estimates could derive a different estimated value per share, and these differences could be significant. The estimated value per share is not audited and does not represent the fair value of our assets less the fair value of our liabilities according to GAAP, nor does it represent a liquidation value of our assets and liabilities or the price at which our shares of common stock would trade at on a national securities exchange. The estimated value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated value per share also does not take into account estimated disposition costs and fees for real estate properties that are not held for sale, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations or the impact of restrictions on the assumption of debt. The estimated value per share does consider any participation or incentive fees that would be due to KBS Capital Advisors based on the aggregate net asset value of us and that would be payable in a hypothetical liquidation of us as of the valuation date in accordance with the terms of our advisory agreement. As of December 8, 2015, we had no potentially dilutive securities outstanding that would impact the estimated value per share of our common stock.
Methodology
Our goal for the valuation was to arrive at a reasonable and supportable estimated value per share, using a process that was designed to be in compliance with the IPA Valuation Guidelines and using what we and KBS Capital Advisors deemed to be appropriate valuation methodologies and assumptions. The following is a summary of the valuation and appraisal methodologies, assumptions and estimates used to value our assets and liabilities:
Real Estate
Independent Valuation Firm
Duff & Phelps(1) was selected by KBS Capital Advisors and approved by our conflicts committee to appraise all of our consolidated investments in real estate properties and 110 William Street (defined below) but excluding our investments in undeveloped land. Landauer(2) was selected by KBS Capital Advisors and approved by our conflicts committee to appraise our three investments in undeveloped land, with the exception of a parcel of undeveloped land sold subsequent to September 30, 2015. Duff & Phelps and Landauer are engaged in the business of appraising commercial real estate properties and are not affiliated with us or KBS Capital Advisors. The compensation we paid to Duff & Phelps and Landauer is based on the scope of work and not on the appraised values of our real estate properties.  The appraisals were performed in accordance with the Code of Ethics and the Uniform Standards of Professional Appraisal Practice, or USPAP, the real estate appraisal industry standards created by The Appraisal Foundation, as well as the requirements of the state where each real property is located.  Each appraisal was reviewed, approved and signed by an individual with the professional designation of MAI (Member of the Appraisal Institute). The use of the reports is subject to the requirements of the Appraisal Institute relating to review by its duly authorized representatives. In preparing their appraisal reports, Duff & Phelps and Landauer did not, and were not requested to, solicit third-party indications of interest for our common stock in connection with possible purchases thereof or the acquisition of all or any part of us.
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
Although Duff & Phelps and Landauer considered any comments received from us or KBS Capital Advisors to their appraisal reports, the final appraised values of our real estate properties (with the exception of the land parcel sold subsequent to September 30, 2015) were determined by Duff & Phelps and Landauer.  The appraisal reports for our real estate properties are addressed solely to us to assist KBS Capital Advisors in calculating and recommending an updated estimated value per share of our common stock. The appraisal reports are not addressed to the public and may not be relied upon by any other person to establish an estimated value per share of our common stock and do not constitute a recommendation to any person to purchase or sell any shares of our common stock. In preparing their appraisal reports, Duff & Phelps and Landauer did not solicit third-party indications of interest for our real estate properties. While Duff & Phelps and Landauer are responsible for providing appraisals for us, Duff & Phelps and Landauer are not responsible for, did not calculate, and did not participate in the determination of the estimated value per share of our common stock.
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
Real Estate Valuation
Duff & Phelps and Landauer (in the case of our ownership of undeveloped land) appraised each of our real estate properties, with the exception of the land parcel that was sold subsequent to September 30, 2015. Duff & Phelps and Landauer used various methodologies, as appropriate, such as the direct capitalization approach, discounted cash flow analyses and sales comparison approach. Duff & Phelps relied primarily on 10-year discounted cash flow analyses for the final valuations of each of the real estate properties (which exclude undeveloped land) and Landauer relied primarily on the sales comparison approach for the final valuations of the undeveloped land that it appraised. Duff & Phelps calculated the discounted cash flow value of our real estate properties (which exclude undeveloped land) using property-level cash flow estimates, terminal capitalization rates and discount rates that fall within ranges they believe would be used by similar investors to value the properties we own based on recent comparable market transactions adjusted for unique property and market-specific factors. Landauer relied primarily on the sales comparison approach and estimated the value of the undeveloped land based on the most applicable recent comparable market transactions.

As of September 30, 2015, we owned 18 real estate assets (consisting of 10 office properties, one office campus consisting of nine office buildings and 18 acres of undeveloped land, one office portfolio consisting of four office buildings and 37 acres of undeveloped land, one office portfolio consisting of three office properties, one retail property, two apartment properties and two investments in undeveloped land encompassing an aggregate of 1,670 acres). As of September 30, 2015, the total appraised value of our consolidated real estate properties as provided by Duff & Phelps and Landauer using the appraisal methods described above was $1,281.3 million. With respect to the parcel of undeveloped land that was sold subsequent to September 30, 2015, the estimated value provided by KBS Capital Advisors was based on contractual sales price, net of actual selling costs and fees.  The estimated value for this parcel of land was $13.7 million.  Based on the appraisal and valuation methodologies described above, the total estimated value of our consolidated real estate properties was $1,295.0 million.  The total cost basis of these properties as of September 30, 2015 was $965.1 million. This amount includes the acquisition cost of $848.7 million, $101.6 million in capital expenditures, leasing commissions and tenant improvements since inception and including $14.8 million of acquisition fees and expenses as well as foreclosure costs. The total estimated real estate value as of September 30, 2015 compared to the total acquisition cost of our real estate properties plus subsequent capital improvements through September 30, 2015 results in an overall increase in the real estate value of approximately 34.2%. The following summarizes the key assumptions that were used in the discounted cash flow models used to arrive at the appraised real estate property values and sales comparison range of values used to arrive at the appraised values for undeveloped land:

	Range in Values	Weighted-Average Basis
Consolidated Investments in Real Estate Properties (Excluding Undeveloped Land)
Terminal capitalization rate	4.50% to 8.00%	6.70%
Discount rate	5.00% to 8.75%	7.82%
Net operating income compounded annual growth rate (1)	1.59% to 12.31%	5.60%

Undeveloped Land
Price per acre (2) (3)	$98,035 to $719,623	$112,078
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
(2) The weighted-average price per acre was primarily driven by our two investments in undeveloped land encompassing an aggregate of 1,670 acres located in North Las Vegas, Nevada.  The weighted-average price per acre for these two investments in undeveloped land was approximately $99,000.
(3) Excludes the residential entitlements acquired in conjunction with a real estate property acquisition. The residential entitlements permit construction of a 20-story multi-family building on undeveloped land and on top of an existing parking garage. The appraised value of the residential entitlements was $8.2 million.
While we believe that Duff & Phelps’ and Landauer’s assumptions and inputs are reasonable, a change in these assumptions and inputs would significantly impact the calculation of the appraised value of our real estate properties and, thus, its estimated value per share. As of September 30, 2015, the majority of our real estate assets have non-stabilized occupancies.  Appraisals may provide a sense of the value of the investment, but any appraisal of the property will be based on numerous estimates, judgments and assumptions that significantly affect the appraised value of the underlying property. An appraisal of a non-stabilized property, in particular, involves a high degree of subjectivity due to high vacancy levels and uncertainties with respect to future market rental rates and timing of lease-up and stabilization. Accordingly, different assumptions may materially change the appraised value of the property. The table below illustrates the impact on the estimated value per share if the terminal capitalization rates or discount rates were adjusted by 25 basis points, and assuming all other factors remain unchanged, with respect to the real estate properties referenced in the table above (excluding undeveloped land). Additionally, the table below illustrates the impact on the estimated value per share if the terminal capitalization rates or discount rates were adjusted by 5% in accordance with the IPA guidance:

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease of 25 basis points	Increase of 25 basis points	Decrease of 5%	Increase of 5%
Terminal capitalization rates	$0.36	$(0.34)	$0.48	$(0.45)
Discount rates	0.28	(0.29)	0.45	(0.44)

The table below illustrates the impact on the estimated value per share if the price per acre of the investments in undeveloped land was adjusted by 5%:

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease of 5%	Increase of 5%
Price per acre	$(0.08)	$0.08
Investments in Unconsolidated Joint Ventures
As of September 30, 2015, we held two investments in unconsolidated joint ventures. One of the investments in unconsolidated joint ventures represents a 60% interest in a joint venture which owns an office property containing 928,157 rentable square feet (“110 William Street”). The appraised value of 110 William Street as provided by Duff & Phelps was $405.7 million. KBS Capital Advisors relied on the appraised value provided by Duff & Phelps along with the fair value of other assets and liabilities as determined by KBS Capital Advisors, and then calculated the amount that we would receive in a hypothetical liquidation of the real estate at the appraised value and the other assets and liabilities at their fair values based on the profit participation thresholds contained in the joint venture agreement.  The resulting amount was the fair value assigned to our 60% interest in this unconsolidated joint venture. As of September 30, 2015, the carrying value and estimated fair value of our investment in this unconsolidated joint venture were $69.3 million and $133.8 million, respectively.
Duff & Phelps relied on a 10-year discounted cash flow analyses for the final valuation of 110 William Street. The terminal capitalization rate, discount rate and CAGR used in the discounted cash flow model to arrive at the appraised value was 6.50%, 7.25% and 10.9%, respectively. The table below illustrates the impact on the estimated value per share if the terminal capitalization rates or discount rates were adjusted by 25 basis points, and assuming all other factors remain unchanged, with respect to 110 William Street. Additionally, the table below illustrates the impact on the estimated value per share if the terminal capitalization rates or discount rates were adjusted by 5% in accordance with the IPA guidance:

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease of 25 basis points	Increase of 25 basis points	Decrease of 5%	Increase of 5%
Terminal capitalization rates	$0.07	$(0.07)	$0.09	$(0.10)
Discount rates	0.05	(0.07)	0.08	(0.09)
Our other unconsolidated joint venture investment represents an interest of less than 5% in a joint venture which owns 23 industrial properties and a master lease with respect to another industrial property encompassing 11.4 million square feet, and was valued by KBS Capital Advisors using a discounted cash flow analysis of the expected distributions to us. The cash flow estimates used in the analysis were based on our participation interest in the estimated cash flows available after paying debt service through ultimate liquidation of the joint venture as described in the joint venture agreement. The cash flow estimates of the joint venture were reviewed by KBS Capital Advisors. As of September 30, 2014, the carrying value and estimated fair value of our investment in this unconsolidated joint venture was $5.3 million and $6.6 million, respectively. The estimated value of our investment in this unconsolidated joint venture for purposes of our estimated value per share was calculated by applying a 8.5% discount rate to the estimated cash flows for a total value of $0.11 per share. Assuming all other factors remain unchanged, a decrease or increase in the discount rates of 25 basis points would have no impact on the estimated value per share. Additionally, a 5% decrease or increase in the discount rates would have no impact on the estimated value per share.
Real Estate Loan Receivable
The estimated value for our real estate loan receivable is equal to the GAAP fair value and book value disclosed in our Quarterly Report on Form 10-Q for the period ended September 30, 2015. The value of the real estate loan receivable was estimated by applying a discounted cash flow analysis over the remaining expected life of the investment, excluding any potential transaction costs. The cash flow estimates used in the analysis during the term of the investment was based on the investment’s contractual cash flows, which we anticipate that it will receive. The expected cash flow for the loan was discounted at rates that we expect a market participant would require for instruments with similar characteristics, including remaining loan term, loan-to-value ratios, type of collateral, current performance, credit enhancements and other factors.

As of September 30, 2015, we owned one real estate loan receivable. The cost of our real estate loan receivable was $25.9 million, net of $2.0 million of origination income and extension fees received in excess of fees and costs. As of September 30, 2015, the fair value of our investment in real estate loan receivable was $27.9 million and the outstanding principal balance was $27.9 million. The discount rate applied to the cash flow from the real estate loan receivable, which matured on June 30, 2015, was approximately 16.0%. Similar to the valuation for real estate, a change in the assumptions and inputs would change the fair value of our real estate loan receivable and, thus, its estimated value per share. Assuming all other factors remain unchanged, a decrease in the discount rate of 25 basis points or a decrease in the discount rate of 5% would impact on the estimated value per share by less than $0.01. Additionally, an increase in the discount rate of 25 basis points or an increase in the discount rate of 5% would decrease the estimated value per share by $0.01.
Notes Payable
The estimated values of our notes payable are equal to the GAAP fair values disclosed in our Quarterly Report on Form 10-Q for the period ended September 30, 2015, but do not equal the book value of the loans in accordance with GAAP. The estimated values of our notes payable were determined using a discounted cash flow analysis. The cash flows were based on the remaining loan terms, including extensions we expect to exercise, and on management’s estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio and type of collateral.
As of September 30, 2015, the GAAP fair value and carrying value of our notes payable were $554.2 million and $555.1 million, respectively. The weighted-average discount rate applied to the future estimated debt payments, which have a weighted-average remaining term of 2.2 years, was approximately 2.76%. The table below illustrates the impact on our estimated value per share if the discount rates were adjusted by 25 basis points, and assuming all other factors remain unchanged, with respect to our notes payable. Additionally, the table below illustrates the impact on the estimated value per share if the discount rates were adjusted by 5% in accordance with the IPA guidance:

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease of 25 basis points	Increase of 25 basis points	Decrease of 5%	Increase of 5%
Discount rates	$(0.05)	$0.04	$(0.03)	$0.02
Non-controlling Interest
We have an ownership interest in seven consolidated joint ventures as of September 30, 2015. As we consolidate these joint ventures, the entire amount of the underlying assets and liabilities are reflected at their fair values in the corresponding line items of the estimated value per share calculation. As a result, we also must consider the fair value of any non-controlling interest liability as of September 30, 2015. In determining this fair value, we considered the various profit participation thresholds in each of the joint ventures that must be measured in determining the fair value of our non-controlling interest liability. We used the real estate appraisals provided by Duff & Phelps and Landauer and calculated the amount that the joint venture partners would receive in a hypothetical liquidation of the underlying real estate properties (including all current assets and liabilities) at their current appraised values and the payoff of any related debt at its fair value, based on the profit participation thresholds contained in the joint venture agreements. The estimated payment to the joint venture partners was then reflected as the non-controlling interest liability in our calculation of its estimated value per share.

Participation Fee Potential Liability Calculation
In accordance with the advisory agreement, KBS Capital Advisors is due a participation fee if after our stockholders have received, together as a collective group, aggregate distributions (including distributions that may constitute a return of capital for federal income tax purposes) sufficient to provide (i) a return of their net invested capital, or the amount calculated by multiplying the total number of shares purchased by stockholders by the issue price, reduced by any amounts to repurchase shares pursuant to our share redemption program, and (ii) a 7.0% per year cumulative, noncompounded return on such net invested capital, KBS Capital Advisors is entitled to receive 15.0% of our net cash flows, whether from continuing operations, net sale proceeds or otherwise. Net sales proceeds means the net cash proceeds realized by us after deduction of all expenses incurred in connection with a sale, including disposition fees paid to KBS Capital Advisors. The 7.0% per year cumulative, noncompounded return on net invested capital is calculated on a daily basis. In making this calculation, the net invested capital is reduced to the extent distributions in excess of a cumulative, noncompounded, annual return of 7.0% are paid (from whatever source), except to the extent such distributions would be required to supplement prior distributions paid in order to achieve a cumulative, noncompounded, annual return of 7.0% (invested capital is only reduced as described in this sentence; it is not reduced simply because a distribution constitutes a return of capital for federal income tax purposes). The 7.0% per year cumulative, noncompounded return is not based on the return provided to any individual stockholder. Accordingly, it is not necessary for each of our stockholders to have received any minimum return in order for KBS Capital Advisors to participate in our net cash flows. In fact, if KBS Capital Advisors is entitled to participate in our net cash flows, the returns of our stockholders will differ, and some may be less than a 7.0% per year cumulative, noncompounded return. This fee is payable only if we are not listed on an exchange. For purposes of determining the estimated value per share, KBS Capital Advisors calculated the potential liability related to this incentive fee based on a hypothetical liquidation of the assets and liabilities at their estimated fair values, after considering the impact of any potential closing costs and fees related to the disposition of real estate properties. KBS Capital Advisors estimated the fair value of this liability to be $19.5 million or $0.33 per share as of the valuation date, and included the impact of this liability in its calculation of our estimated value per share.
Other Assets and Liabilities
The carrying values of a majority of our other assets and liabilities are considered to equal their fair value due to their short maturities or liquid nature. Certain balances, such as straight-line rent receivables, lease intangible assets and liabilities, accrued capital expenditures, deferred financing costs, unamortized lease commissions and unamortized lease incentives, have been eliminated for the purpose of the valuation due to the fact that the value of those balances were already considered in the valuation of the related asset or liability. KBS Capital Advisors has also excluded redeemable common stock as temporary equity does not represent a true liability to us and the shares that this amount represents are included in our total outstanding shares of common stock for purposes of calculating the estimated value per share of our common stock.
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

Limitations of Estimated Value Per Share
As mentioned above, we our providing this estimated value per share to assist broker dealers that participated in our initial public offering in meeting their customer account statement reporting obligations. This valuation was performed in accordance with the provisions of and also to comply with IPA valuation guidelines.The estimated value per share set forth above first appeared on the December 31, 2015 customer account statements that were mailed in January 2016. As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share. The estimated value per share is not audited and does not represent the fair value of our assets less the fair value of our liabilities according to GAAP.
Accordingly, with respect to the estimated value per share, we can give no assurance that:

•	a stockholder would be able to resell his or her shares at this estimated value per share;

•	a stockholder would ultimately realize distributions per share equal to our estimated value per share upon liquidation of our assets and settlement of our liabilities or a sale of the company;

•	our shares of common stock would trade at the estimated value per share on a national securities exchange;

•	an independent third-party appraiser or other third-party valuation firm would agree with our estimated value per share; or

•	the methodology used to calculate our estimated value per share would be acceptable to FINRA or for compliance with ERISA reporting requirements.
Further, the estimated value per share as of December 8, 2015 is based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding, as of September 30, 2015. The value of our shares will fluctuate over time in response to developments related to individual assets in our portfolio and the management of those assets and in response to the real estate and finance markets. The estimated value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated value per share does not take into account estimated disposition costs and fees for real estate properties that are not held for sale, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations or the impact of restrictions on the assumption of debt. The estimated value per share does consider any participation or incentive fees that would be due to KBS Capital Advisors based on the aggregate net asset value of us which would be payable in a hypothetical liquidation of us as of the valuation date in accordance with the terms of our advisory agreement. We currently expect to utilize KBS Capital Advisors and/or an independent valuation firm to update the estimated value per share no later than December 2016.
Historical Estimated Values per Share
The historical reported estimated values per share of our common stock approved by the board of directors are set forth below:

Estimated Value per Share	Effective Date of Valuation	Filing with the Securities and Exchange Commission
$12.24	December 9, 2014	Current Report on Form 8-K, filed December 11, 2014
$11.27	March 25, 2014	Current Report on Form 8-K, filed March 27, 2014
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
As a REIT, we will generally have to hold our assets for two years in order to meet the safe harbor to avoid a 100% prohibited transactions tax, unless such assets are held through a TRS or other taxable corporation. In certain instances, we may sell properties outside of the safe harbor period and still be exempt from the 100% prohibited transaction tax because such properties were not held as “inventory.” Our board of directors intends to declare distributions quarterly based on cash flow from our investments. Our board of directors may also declare distributions to the extent we have asset sales or receipt of principal payments on our real estate-related investment.

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
Our distribution policy is not to pay distributions from sources other than cash flow from operations, investment activities and strategic financings. However, our organizational documents do not restrict us from paying distributions from any source and do not restrict the amount of distributions we may pay from any source, including proceeds from the issuance of securities, third-party borrowings, advances from our advisor or sponsors or from our advisor’s deferral of its fees under the advisory agreement. Distributions paid from sources other than current or accumulated earnings and profits may constitute a return of capital. From time to time, we may generate taxable income greater than our taxable income for financial reporting purposes, or our taxable income may be greater than our cash flow available for distribution to stockholders. In these situations we may make distributions in excess of our cash flow from operations, investment activities and strategic financings to satisfy the REIT distribution requirement described above. In such an event, we would look first to other third party borrowings to fund these distributions.
We have not established a minimum distribution level, and our charter does not require that we make distributions to our stockholders. Distributions declared during 2015 and 2014, aggregated by quarter, are as follows (dollars in thousands, except per share amounts):

	2015
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared	$5,547	$5,620	$5,585	$5,528	$22,280
Total Per Share Distribution	$0.092	$0.093	$0.095	$0.095	$0.375
Rate Based on Initial Public Offering Purchase Price of $10.00 Per Share	0.9%	0.9%	1.0%	1.0%	3.8%
	2014
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared	$2,937	$3,343	$4,137	$5,279	$15,696
Total Per Share Distribution	$0.049	$0.056	$0.069	$0.088	$0.262
Rate Based on Initial Public Offering Purchase Price of $10.00 Per Share	0.5%	0.6%	0.7%	0.9%	2.6%
The tax composition of our distributions paid during the years ended December 31, 2015 and 2014 was as follows:

	2015	2014
Ordinary Income	59%	—%
Return of Capital	8%	100%
Capital Gain	33%	—%
Total	100%	100%
For more information with respect to our distributions paid, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Distributions.”
Unregistered Sales of Equity Securities
During the year ended December 31, 2015, we did not sell any equity securities that were not registered under the Securities Act of 1933.

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

•
During 2015, redemptions were limited to the amount of net proceeds from the sale of shares under our dividend reinvestment plan during 2014 plus an additional $21.0 million. The last $1.0 million of net proceeds from the dividend reinvestment plan during 2014 was reserved exclusively for shares redeemed in connection with a stockholder’s death, “qualifying disability,” or “determination of incompetence”.

•	During any calendar year, we may redeem no more than 5% of the weighted-average number of shares outstanding during the prior calendar year.

•
We have no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.

•
In 2016, we may not redeem more than $3.0 million of shares in a given quarter (excluding shares redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence”). To the extent that we redeem less than $3.0 million of shares (excluding shares redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence”) in a given fiscal quarter, any remaining excess capacity to redeem shares in such fiscal quarter will be added to our capacity to otherwise redeem shares (excluding shares redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence”) during the succeeding fiscal quarter. We may increase or decrease this limit upon ten business days’ notice to stockholders.  Our board of directors may approve an increase in this limit to the extent that we have received proceeds from asset sales or the refinancing of debt or for any other reason deemed appropriate by the board of directors.

We may amend, suspend or terminate the program upon 30 days’ notice to our stockholders. We may provide notice to our stockholders by including such information in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC, or by a separate mailing to our stockholders.

During the year ended December 31, 2015, we fulfilled redemption requests eligible for redemption under our share redemption program and received in good order and funded redemptions under our share redemption program with the net proceeds from our dividend reinvestment plan and cash on hand. We redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed	Average Price Paid Per Share (1)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2015	22,221	$11.78	(2)
February 2015	33,001	$11.78	(2)
March 2015	42,961	$11.92	(2)
April 2015	73,281	$11.86	(2)
May 2015	54,082	$11.94	(2)
June 2015	212,935	$12.24	(2)
July 2015	297,059	$12.24	(2)
August 2015	821,987	$12.24	(2)
September 2015	412,105	$12.24	(2)
October 2015	387,713	$12.24	(2)
November 2015	71,630	$12.24	(2)
December 2015	33,771	$13.44	(2)
Total	2,462,746
_____________________
(1) Pursuant to the program, as amended, we will redeem shares as follows:

•	92.5% of our most recent estimated value per share as of the applicable redemption date for those shares held for at least one year;

•	95.0% of our most recent estimated value per share as of the applicable redemption date for those shares held for at least two years;

•	97.5% of our most recent estimated value per share as of the applicable redemption date for those shares held for at least three years; and

•	100.0% of our most recent estimated value per share as of the applicable redemption date for those shares held for at least four years.
Until we announced in a public filing with the SEC the establishment of our estimated value per share on March 27, 2014, the estimated value per share was $10.00 for purposes of the foregoing prices. Notwithstanding the above, upon the death, “qualifying disability” or “determination of incompetence” of a stockholder, the redemption price was the amount paid to acquire the shares from us until we announced in a public filing with the SEC the establishment of our estimated value per share on March 27, 2014, at which time the redemption price was such estimated value per share. On March 25, 2014, our board of directors approved an estimated value per share of our common stock of $11.27, based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding as of December 31, 2013, with the exception of certain adjustments for actual and expected acquisition-related costs subsequent to December 31, 2013. The change in the redemption price was effective for the April 2014 redemption date, which was April 30, 2014. On December 9, 2014, our board of directors approved an estimated value per share of our common stock of $12.24, based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding as of September 30, 2014. On December 8, 2015, our board of directors approved an estimated value per share of our common stock of $13.44, based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding as of September 30, 2015. The change in the redemption price became effective for the December 2015 redemption date and is effective until the estimated value per share is updated. We expect to engage KBS Capital Advisors and/or an independent valuation firm to update our estimated value per share in December 2016.
On May 12, 2015, our board of directors adopted a fifth amended and restated share redemption program (the “Fifth Amended Share Redemption Program”).
Pursuant to the Fifth Amended Share Redemption Program, all eligible shares will be redeemed at a price equal to the most recent estimated value per share as of the applicable redemption date, regardless of how long such shares have been held or whether shares are being redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence.” There were no other changes to the Fifth Amended Share Redemption Program. The Fifth Amended Share Redemption Program became effective on June 13, 2015. The sixth amended and restated share redemption program, adopted by our board of directors on July 27, 2015, maintained these terms. On November 10, 2015, our board of directors adopted a seventh amended and restated share redemption program (the “Seventh Amended Share Redemption Program”). Pursuant to the Seventh Amended Share Redemption Program, shares purchased under our dividend reinvestment plan will be deemed to have been acquired on the same date as the initial share of common stock to which the dividend reinvestment plan shares relate. There were no other changes to the Seventh Amended Share Redemption Program. The Seventh Amended Share Redemption Program was effective December 12, 2015. On December 8, 2015, our board of directors adopted an eighth amended and restated share redemption program (the “Eighth Amended Share Redemption Program”). Pursuant to the Eighth Amended Share Redemption Program, except for redemptions made upon a stockholder’s death, “qualifying disability” or “determination of incompetence,” the prices at which we will redeem shares are as follows: (i) 97.5% of our most recent estimated value per share as of the applicable redemption date for those shares held for at least one year but less than four years; and (ii) 100% of the Company’s most recent estimated value per share as of the applicable redemption date for those shares held for at least four years. The Eighth Amended Share Redemption Program limits redemptions to $3.0 million of shares in a given quarter (excluding shares redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence”). The Eighth Amended Share Redemption Program was effective on January 9, 2016.
(2) We limit the dollar value of shares that may be redeemed under the program as described above. During the year ended December 31, 2015, we redeemed $30.1 million of common stock, which represented all redemption requests received in good order and eligible for redemption through the December 2015 redemption date, except for the $3.7 million of shares in connection with redemption requests not made upon a stockholder’s death, “qualifying disability” or “determination of incompetence,” which redemption requests will be fulfilled subject to the limitations described above. Based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during 2015, we have $13.6 million available for redemptions during 2016, subject to the limitations described above.

ITEM 6.	SELECTED FINANCIAL DATA
The following selected financial data as of and for the years ended December 31, 2015, 2014, 2013, 2012 and 2011 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

	As of December 31,
	2015	2014	2013	2012	2011
Balance sheet data
Total real estate and real estate-related investments, net	$850,364	$882,510	$660,385	$394,356	$166,354
Total assets	1,004,214	1,016,313	771,184	537,085	257,326
Total notes and bond payable, net	547,323	524,062	252,466	32,908	62,066
Total liabilities	585,565	556,266	278,925	43,782	65,491
Redeemable common stock	9,859	9,911	17,573	9,651	5,291
Total equity	408,790	450,136	474,686	483,652	186,544
	For the Years Ended December 31,
	2015	2014	2013	2012	2011
Operating data
Total revenues	$112,128	$106,154	$68,496	$18,880	$3,901
Income (loss) from continuing operations attributable to common stockholders	2,444	(23,176)	150	(8,840)	(7,400)
Income (loss) from continuing operations per common share - basic and diluted	$0.04	$(0.39)	$—	$(0.25)	$(0.65)
Net income (loss) attributable to common stockholders	2,444	(23,194)	11,493	(9,762)	(7,581)
Net income (loss) per common share - basic and diluted	$0.04	$(0.39)	$0.20	$(0.28)	$(0.66)
Other data
Cash flows provided by (used in) operating activities	$27,056	$11,450	$24,630	$(1,028)	$(3,507)
Cash flows provided by (used in) investing activities	1,992	(285,814)	(289,875)	(242,074)	(154,405)
Cash flows (used in) provided by financing activities	(25,083)	235,461	197,281	282,683	220,649
Distributions declared	$22,280	$15,696	$25,679	$12,885	$6,405
Distributions declared per common share (1)	0.38	0.26	0.44	0.40	0.30
Weighted-average number of common shares outstanding, basic and diluted	59,656,667	59,714,540	58,359,568	35,458,656	11,432,823
_____________________
(1) Prior to 2014, our board of directors declared distributions from time to time based on our income, cash flow and investing and financing activities. During 2014 and 2015, our board of directors declared distributions on a quarterly basis based on our income, cash flow and investing and financing activities. Investors could choose to receive cash distributions or purchase additional shares under the dividend reinvestment plan.

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

On January 8, 2009, we filed a registration statement on Form S‑11 with the SEC to offer a minimum of 250,000 shares and a maximum of 140,000,000 shares of common stock for sale to the public, of which 100,000,000 shares were registered in our primary offering and 40,000,000 shares were registered under our dividend reinvestment plan. We ceased offering shares of common stock in our primary offering on November 14, 2012. We sold 56,584,976 shares of common stock in the primary offering for gross offering proceeds of $561.7 million. We continue to offer shares of common stock under the dividend reinvestment plan. As of December 31, 2015, we sold 5,096,508 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $52.8 million. Also as of December 31, 2015, we had redeemed 3,281,612 of the shares sold in our offering for $38.4 million. Additionally, on December 29, 2011 and October 23, 2012, we issued 220,994 shares and 55,249 shares of common stock, respectively, for $2.0 million and $0.5 million, respectively, in private transactions exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.
As of December 31, 2015, we owned 10 office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 25 acres of undeveloped land, one office portfolio consisting of three office properties, one retail property, two apartment properties, two investments in undeveloped land encompassing an aggregate of 1,670 acres, one first mortgage loan and two investments in unconsolidated joint ventures.
Market Outlook ─ Real Estate and Real Estate Finance Markets
Current conditions in the global capital markets remain volatile. The slowdown in global economic growth, and the increase in oil production capacity, has had a ripple effect through the energy and commodity markets. Decreasing levels of demand for commodities have led to a weakening of global economic conditions, particularly in emerging market nations. Many nations in the developing world rely on metals, minerals and oil production as the basis of their economies. When demand for these resources drops, the economic environment deteriorates, and deflation becomes a very real risk. Over the past decade the United States has seen a resurgence of the domestic energy markets. The growth of domestic oil and natural gas production helped the U.S. economy rebound from the 2008-2009 recession. During the first quarter of 2016, supply pressures in the energy markets have driven down the price of oil to levels not seen in many years, and U.S. economic growth has slowed. For further discussion of current market conditions, see Part I, Item 1, “Business ─ Market Outlook ─ Real Estate and Real Estate Finance Markets.”
Liquidity and Capital Resources
Our principal demand for funds during the short and long-term is and will be for the acquisition of real estate and real estate-related investments, payment of operating expenses, capital expenditures and general and administrative expenses; payments under debt obligations; redemptions of common stock; and payments of distributions to stockholders. To date, we have had five primary sources of capital for meeting our cash requirements:

•	Proceeds from the primary portion of our initial public offering;

•	Proceeds from our dividend reinvestment plan;

•	Debt financing;

•	Proceeds from the sale of real estate and the repayment of real estate-related investments; and

•	Cash flow generated by our real estate and real estate-related investments.
We sold 56,584,976 shares of common stock in the primary portion of our initial public offering for gross offering proceeds of $561.7 million. We ceased offering shares in the primary portion of our initial public offering on November 14, 2012. We continue to offer shares of common stock under the dividend reinvestment plan. As of December 31, 2015, we had sold 5,096,508 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $52.8 million.  To date, we have invested all of the net proceeds from our initial public offering in real estate and real estate-related investments. We intend to use our cash on hand, proceeds from debt financing, proceeds from the issuances of our 4.25% bonds to Israeli investors, cash flow generated by our real estate operations and real estate-related investments, proceeds from our dividend reinvestment plan and principal repayments on our real estate loans receivable as our primary sources of immediate and long-term liquidity.
Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures and corporate general and administrative expenses.  Cash flow from operations from our real estate investments is primarily dependent upon the occupancy levels of our properties, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures.  As of December 31, 2015, our office and retail properties were collectively 84% occupied and our apartment properties were collectively 92% occupied.

Investments in real estate-related loans generate cash flow in the form of interest income, which are reduced by loan service fees, asset management fees and corporate general and administrative expenses. As of December 31, 2015, we had one real estate loan receivable outstanding with a total book value of $27.9 million. On June 30, 2015, this loan matured without repayment. On July 1, 2015, we provided notice to the borrower of default and may commence foreclosure proceedings on, or otherwise take title to, the property securing the loan. We did not record a provision for loan loss reserves during the years ended December 31, 2015 or 2014, as we believe the entire principal balance of $27.9 million related to the loan to be fully recoverable.
As of December 31, 2015, we had outstanding debt obligations in the aggregate principal amount of $550.8 million, with a weighted-average remaining term of 2.0 years. As of March 23, 2016, we had $23.2 million of unrestricted secured revolving debt available for future disbursements under a portfolio loan facility, subject to certain conditions set forth in the loan agreement.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee of our board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expense reimbursements for the four fiscal quarters ended December 31, 2015 did not exceed the charter imposed limitation.
For the year ended December 31, 2015, our cash needs for capital expenditures, redemptions of common stock and debt servicing were met with proceeds from debt financing, proceeds from our dividend reinvestment plan and cash on hand. Operating cash needs during the same period were met through cash flow generated by our real estate and real estate-related investments and cash on hand.
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
Cash Flows from Operating Activities
As of December 31, 2015, we owned 10 office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 25 acres of undeveloped land, one office portfolio consisting of three office properties, one retail property, two apartment properties, two investments in undeveloped land encompassing an aggregate of 1,670 acres, one first mortgage loan and two investments in unconsolidated joint ventures. During the year ended December 31, 2015, net cash provided by operating activities was $27.1 million. We expect that our cash flows from operating activities will increase in future years as a result of leasing additional space that is currently unoccupied and making additional investments. However, our cash flows from operating activities may decrease to the extent that we dispose of assets.
Cash Flows from Investing Activities
Net cash provided by investing activities was $2.0 million for the year ended December 31, 2015 and primarily consisted of the following:

•	Proceeds from the sale of real estate of $38.8 million;

•	Improvements to real estate of $35.6 million;

•	Proceeds from condemnation agreements of $5.9 million;

•	Funding of restricted cash for development obligations of $4.6 million;

•	Investment in an unconsolidated joint venture of $2.8 million;

•	Insurance proceeds for property damages of $0.3 million;

Cash Flows from Financing Activities
Net cash used in financing activities was $25.1 million for the year ended December 31, 2015 and consisted primarily of the following:

•	$30.1 million of cash used for redemptions of common stock;

•
$19.8 million of net cash provided by debt and other financings as a result of proceeds from notes payable of $61.2 million, partially offset by principal payments on notes payable of $40.6 million and payments of deferred financing costs of $0.8 million;

•	$8.7 million of net cash distributions to stockholders, after giving effect to distributions reinvested by stockholders of $13.6 million; and

•	$6.0 million of net distributions to noncontrolling interests, after giving effect to contributions from noncontrolling interests of $1.3 million.
In order to execute our investment strategy, we utilize secured debt and we may, to the extent available, utilize unsecured debt, to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinancing and interest risks, are properly balanced with the benefit of using leverage. There is no limitation on the amount we may borrow for any single investment. Our charter limits our total liabilities such that our total liabilities may not exceed 75% of the cost of our tangible assets; however, we may exceed that limit if a majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our common stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of December 31, 2015, our borrowings and other liabilities were approximately 54% of the cost (before depreciation or other noncash reserves) and book value (before depreciation) of our tangible assets.
In March 2016, we, through a wholly-owned subsidiary, issued 970.2 million Israeli new Shekels (approximately $250.0 million) in 4.25% bonds to investors in Israel pursuant to a public offering registered in Israel. The bonds have a seven year term, with 20% of the principal payable each year from 2019 to 2023. We expect to use the proceeds from the issuance of these bonds to make additional investments. As a result of the bond issuance, as of March 8, 2016, our borrowings and other liabilities were approximately 64% and 63% of the cost (before depreciation or other noncash reserves) and book value (before depreciation) of our tangible assets, respectively.
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

Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of December 31, 2015 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	2016	2017-2018	2019-2020	Thereafter
Outstanding debt obligations (1)	$550,796	$13,649	$507,208	$812	$29,127
Interest payments on outstanding debt obligations (2)	30,450	13,775	8,622	2,777	5,276
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts and interest rates in effect at December 31, 2015. We incurred interest expense of $14.2 million excluding amortization of deferred financing costs of $2.7 million and including interest capitalized of $1.9 million, for the year ended December 31, 2015.
Results of Operations
Overview
As of December 31, 2014, we owned 12 office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 63 acres of undeveloped land, one office portfolio consisting of three office properties, one retail property, two apartment properties, two investments in undeveloped land encompassing an aggregate of 1,670 acres, one first mortgage loan and two investments in unconsolidated joint ventures. As of December 31, 2015, we owned 10 office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 25 acres of undeveloped land, one office portfolio consisting of three office properties, one retail property, two apartment properties, two investments in undeveloped land encompassing an aggregate of 1,670 acres, one first mortgage loan and two investments in unconsolidated joint ventures. Our results of operations for the year ended December 31, 2015 may not be indicative of those in future periods as the occupancy in our properties has not been stabilized. As of December 31, 2015, our office and retail properties were collectively 84% occupied and our apartment properties were collectively 92% occupied.  However, due to the short outstanding weighted-average lease term in the portfolio of less than four years, we do not put significant emphasis on annual changes in occupancy (positive or negative) in the short run. Our underwriting and valuations are generally more sensitive to “terminal values” that may be realized upon the disposition of the assets in the portfolio and less sensitive to ongoing cash flows generated by the portfolio in the years leading up to an eventual sale. There are no guarantees that occupancies of our assets will increase, or that we will recognize a gain on the sale of our assets. We funded the acquisitions of these investments with proceeds from our initial public offering and debt financing. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of leasing additional space and acquiring additional assets but decrease due to disposition activity. Our income and expenses will also depend on the outcome of our recovery strategies for our first mortgage loan.

Comparison of the year ended December 31, 2015 versus the year ended December 31, 2014

	For the Years Ended December 31,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions/ Originations/Dispositions (1)	$ Change Due to Investments Held Throughout Both Periods (2)
	2015	2014
Rental income	88,543	$83,682	$4,861	6%	$138	$4,723
Tenant reimbursements	18,313	16,273	2,040	13%	152	1,888
Interest income from real estate loans receivable	1,968	3,366	(1,398)	(42)%	—	(1,398)
Other operating income	3,304	2,833	471	17%	593	(122)
Operating, maintenance, and management costs	37,512	35,957	1,555	4%	302	1,253
Real estate taxes and insurance	14,565	14,189	376	3%	(6)	382
Asset management fees to affiliate	8,348	7,648	700	9%	526	174
Real estate acquisition fees to affiliate	—	2,231	(2,231)	n/a	(2,231)	n/a
Real estate acquisition fees and expenses	—	2,177	(2,177)	n/a	(2,177)	n/a
General and administrative expenses	3,246	3,418	(172)	(5)%	n/a	n/a
Depreciation and amortization	44,739	47,063	(2,324)	(5)%	(707)	(1,617)
Interest expense	14,986	15,598	(612)	(4)%	(896)	284
Other income	5,085	—	5,085	n/a	n/a	n/a
Gain on sale of real estate, net	13,665	55	13,610	n/a	13,610	n/a
Impairment charges on real estate	—	579	(579)	n/a	—	(579)
_____________________
(1) Represents the dollar amount increase (decrease) for year ended December 31, 2015 compared to the year ended December 31, 2014 related to real estate investments acquired or disposed on or after January 1, 2014.
(2) Represents the dollar amount increase (decrease) for the year ended December 31, 2015 compared to the year ended December 31, 2014 with respect to real estate and real estate-related investments owned by us during the entirety of both periods presented.
Rental income and tenant reimbursements increased from $100.0 million for the year ended December 31, 2014 to $106.9 million for the year ended December 31, 2015, primarily as a result of occupancy as of December 31, 2015 increasing to 85% from 82% as of December 31, 2014 related to properties (excluding apartments) held throughout both periods. In addition, annualized base rent per square foot increased to $19.85 as of December 31, 2015 from $19.27 as of December 31, 2014 related to properties (excluding apartments) held throughout both periods. We expect rental income and tenant reimbursements to increase in future periods as a result of leasing additional space and acquiring additional properties but to decrease to the extent we dispose of properties.
Interest income from our real estate loan receivable, recognized using the interest method, decreased from $3.4 million for the year ended December 31, 2014 to $2.0 million for the year ended December 31, 2015. On June 30, 2015, our real estate loan receivable matured without repayment. On July 1, 2015, we provided notice to the borrower of default and may commence foreclosure proceedings on, or otherwise take title to, the property securing this loan. We determined the real estate loan receivable to be impaired and we will recognize interest income from our real estate loan receivable on a cash basis. As of December 31, 2015, we did not record a provision for loan losses related to the real estate loan receivable, as we believe the entire principal balance is recoverable.
Property operating costs and real estate taxes and insurance increased from $36.0 million and $14.2 million, respectively, for the year ended December 31, 2014 to $37.5 million and $14.6 million, respectively, for the year ended December 31, 2015, due to increases in occupancy, increases in assessed property values and inflation. We expect property operating costs and real estate taxes and insurance to increase in future periods as a result of increasing occupancy of our real estate assets, inflation and the acquisition of additional properties but to decrease to the extent we dispose of properties.
Asset management fees increased from $7.6 million for the year ended December 31, 2014 to $8.3 million for the year ended December 31, 2015, as a result of the growth in our investment portfolio and capital improvements, which increased the asset basis used to calculate asset management fees. We expect asset management fees to increase in future periods as a result of capital expenditures and the acquisition of additional properties but to decrease to the extent we dispose of properties. All asset management fees incurred as of December 31, 2015 have been paid.
Real estate acquisition fees and expenses to affiliates and non-affiliates were $4.4 million for the year ended December 31, 2014. We did not incur any real estate acquisition fees and expenses during the year ended December 31, 2015. Additionally, during the year ended December 31, 2014, we capitalized $1.8 million in acquisition fees and expenses related to our investment in an unconsolidated joint venture and our investment in undeveloped land.

Depreciation and amortization decreased from $47.1 million for the year ended December 31, 2014 to $44.7 million for the year ended December 31, 2015, primarily due to a decrease in amortization of tenant origination and absorption costs for properties held throughout both periods and disposition of assets. We expect depreciation and amortization to decrease in future periods as a result of a decrease in amortization of tenant origination costs related to lease expirations but to increase as a result of our acquisition of additional properties.
Interest expense decreased from $15.6 million for the year ended December 31, 2014 to $15.0 million for the year ended December 31, 2015, primarily due to the refinancing of certain debt in April 2014, resulting in an overall decrease in average interest rates and partially offset by increased borrowings. Excluded from interest expense was $1.9 million and $2.0 million of interest capitalized to our investments in undeveloped land during the year ended December 31, 2015 and 2014, respectively. Our interest expense in future periods will vary based on interest rate fluctuations, the amount of interest capitalized and our level of future borrowings, which will depend on the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.
During the year ended December 31, 2015, we received $5.9 million in proceeds from condemnation agreements. The carrying value of the condemned land was $0.8 million, resulting in a gain of $5.1 million, which is included in other income in the accompanying consolidated statements of operations.
During the year ended December 31, 2015, we sold two office properties and 25.9 acres of undeveloped land that resulted in a gain on sale of $13.7 million. During the year ended December 31, 2014, we sold one office property that resulted in a gain on sale of $0.1 million.
Comparison of the year ended December 31, 2014 versus the year ended December 31, 2013

	For the Years Ended December 31,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions/ Originations/Dispositions (1)	$ Change Due to Investments Held Throughout Both Periods (2)
	2014	2013
Rental income	$83,682	$46,191	$37,491	81%	$33,253	$4,238
Tenant reimbursements	16,273	9,964	6,309	63%	5,112	1,197
Interest income from real estate loans receivable	3,366	10,276	(6,910)	(67)%	(6,910)	—
Interest income from real estate securities	—	91	(91)	n/a	(91)	—
Other operating income	2,833	1,974	859	44%	1,118	(259)
Operating, maintenance, and management costs	35,957	22,804	13,153	58%	11,611	1,542
Real estate taxes and insurance	14,189	9,282	4,907	53%	4,209	698
Asset management fees to affiliate	7,648	4,068	3,580	88%	3,465	115
Real estate acquisition fees to affiliate	2,231	2,784	(553)	(20)%	(553)	n/a
Real estate acquisition fees and expenses	2,177	1,218	959	79%	959	n/a
General and administrative expenses	3,418	3,160	258	8%	n/a	n/a
Depreciation and amortization	47,063	28,677	18,386	64%	18,310	76
Interest expense	15,598	2,706	12,892	476%	10,424	2,468
Impairment charges on real estate	579	1,433	(854)	(60)%	—	(854)
Gain from foreclosure of real estate loan receivable	—	7,473	(7,473)	n/a	n/a	n/a
Total (loss) income from discontinued operations	(18)	11,741	(11,759)	(100)%	n/a	n/a
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
During the year ended December 31, 2014, we recorded an aggregate impairment charge of $0.6 million on Academy Point Atrium I, which was sold in 2015. During the year ended December 31, 2013, we recorded an aggregate impairment charge of $1.4 million, which includes an impairment charge of $0.5 million on the Village Overlook Buildings, which were sold in 2014, and an impairment charge of $0.9 million on Academy Point Atrium I.  These impairments resulted from changes in leasing projections due to longer estimated lease-up periods, resulting in a decrease to the projected cash flows the properties were expected to generate.
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
Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculations of MFFO and Adjusted MFFO, for the year ended December 31, 2015, 2014 and 2013 (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Year Ended December 31,
	2015	2014	2013
Net income (loss) attributable to common stockholders	$2,444	$(23,194)	$11,493
Depreciation of real estate assets	24,143	20,278	10,003
Depreciation of real estate assets - discontinued operations	—	—	250
Amortization of lease-related costs	20,596	26,785	18,674
Amortization of lease-related costs - discontinued operations	—	—	807
Impairment charges on real estate	—	579	1,433
Gain on sale of real estate, net	(13,665)	(55)	(13,108)
Gain on foreclosure of real estate loan receivable, net	—	—	(7,473)
Adjustments for noncontrolling interests - consolidated entity (1)	3,218	(657)	(89)
Adjustments for investment in unconsolidated entity (2)	7,599	5,312	—
FFO attributable to common stockholders (3)	44,335	29,048	21,990
Straight-line rent and amortization of above- and below-market leases	(5,144)	(9,731)	(4,556)
Amortization of discounts and closing costs	(428)	(605)	(806)
Real estate acquisition fees to affiliate	—	2,231	2,784
Real estate acquisition fees and expenses	—	2,177	1,218
Amortization of net premium/discount on bond and notes payable	25	(1)	(92)
Prepayment fees related to the extinguishment of debt	250	332	119
Adjustments for noncontrolling interests - consolidated entity (1)	(52)	(135)	12
Adjustments for investment in unconsolidated entity (2)	(4,821)	(3,388)	146
MFFO attributable to common stockholders (3)	34,165	19,928	20,815
Other capitalized operating expenses (4)	(2,658)	(2,942)	(3,390)
Adjustments for noncontrolling interests - consolidated entity (1)	262	314	314
Adjusted MFFO attributable to common stockholders (3)	$31,769	$17,300	$17,739
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
(3) FFO, MFFO and Adjusted MFFO include $3.9 million of gain from condemnation agreements for the year ended December 31, 2015.
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
FFO, MFFO and Adjusted MFFO may also be used to fund all or a portion of certain capitalizable items that are excluded from FFO, MFFO and Adjusted MFFO, such as tenant improvements, building improvements and deferred leasing costs. We expect FFO, MFFO and Adjusted MFFO to improve in future periods to the extent that we continue to lease up vacant space and acquire additional assets. We expect FFO, MFFO and Adjusted MFFO to decrease as a result of dispositions.

Distributions
Distributions declared, distributions paid and cash flows provided by operations were as follows during 2015 (in thousands, except per share amounts):

	Distribution Declared	Distributions Declared Per Share	Distributions Paid			Cash Flows Provided by Operations
Period			Cash	Reinvested	Total
First Quarter 2015	$5,547	$0.092	$2,087	$3,460	$5,547	$2,792
Second Quarter 2015	5,620	0.093	2,145	3,475	5,620	9,363
Third Quarter 2015	5,585	0.095	2,251	3,334	5,585	9,629
Fourth Quarter 2015	5,528	0.095	2,224	3,304	5,528	5,272
	$22,280	$0.375	$8,707	$13,573	$22,280	$27,056
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
On November 10, 2015, our board of directors authorized a distribution in the amount of $0.09452055 per share of common stock to stockholders of record as of the close of business on December 15, 2015. We paid this distribution on December 22, 2015 and this was the only distribution declared and paid during the fourth quarter of 2015.
For the year ended December 31, 2015, we paid aggregate distributions of $22.3 million, including $8.7 million of distributions paid in cash and $13.6 million of distributions reinvested through our dividend reinvestment plan. Our net income attributable to common stockholders for the year ended December 31, 2015 was $2.4 million and cash flow provided by operations was $27.1 million. Our cumulative distributions and net loss attributable to common stockholders from inception through December 31, 2015 are $82.9 million and $28.6 million, respectively. We have funded our cumulative distributions, which includes net cash distributions and distributions reinvested by stockholders, with proceeds from debt financing of $18.7 million, proceeds from the dispositions of property of $13.7 million and cash provided by operations of $50.5 million. To the extent that we pay distributions from sources other than our cash flow from operations or gains from asset sales, we will have fewer funds available for investment in real estate-related loans, opportunistic real estate, real estate-related debt securities and other real estate-related investments, the overall return to our stockholders may be reduced and subsequent investors may experience dilution.
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
Real Estate Held for Sale and Discontinued Operations
We generally consider real estate to be “held for sale” when the following criteria are met: (i) management commits to a plan to sell the property, (ii) the property is available for sale immediately, (iii) the property is actively being marketed for sale at a price that is reasonable in relation to its current fair value, (iv) the sale of the property within one year is considered probable and (v) significant changes to the plan to sell are not expected. Real estate that is held for sale and its related assets are classified as “real estate held for sale” and “assets related to real estate held for sale,” respectively, for all periods presented in the accompanying consolidated financial statements. Notes payable and other liabilities related to real estate held for sale are classified as “notes payable related to real estate held for sale” and “liabilities related to real estate held for sale,” respectively, for all periods presented in the accompanying consolidated financial statements. Real estate classified as held for sale is no longer depreciated and is reported at the lower of its carrying value or its estimated fair value less estimated costs to sell. Additionally, with respect to properties that were classified as held for sale in financial statements prior to January 1, 2014, we record the operating results and related gains (losses) on sale as discontinued operations for all periods presented if the operations have been or are expected to be eliminated and we will not have any significant continuing involvement in the operations of the property following the sale. Operating results and related gains (losses) on sale of properties that were disposed of or classified as held for sale in the ordinary course of business during the years ended December 31, 2014 and 2015 that had not been classified as held for sale in financial statements prior to January 1, 2014 are included in continuing operations on our consolidated statements of operations.
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
Distribution Declared
On March 9, 2016, our board of directors authorized a distribution in the amount of $0.09323770 per share of common stock to stockholders of record as of the close of business on March 22, 2016. We expect to pay this distribution on March 29, 2016. Our board of directors will declare distributions from time to time based on our income, cash flow and investing and financing activities. As such, we can also give no assurances as to the timing, amount or notice with respect to any other future distribution declarations.

Bond Financing
On March 2, 2016, KBS SOR (BVI) Holdings, Ltd. (“KBS SOR BVI”), our wholly owned subsidiary, filed a final prospectus with the Israel Securities Authority for a proposed offering of up to 1,000,000,000 Israeli new Shekels of Series A debentures (the “Debentures”) at an annual interest rate not to exceed 4.25%. On March 1, 2016, KBS SOR BVI commenced the institutional tender of the Debentures and accepted application for 842.5 million Israeli new Shekels. On March 7, 2016, KBS SOR BVI commenced the public tender of the Debentures and subsequently accepted 127.7 million Israeli new Shekels.  In the aggregate, KBS SOR BVI accepted 970.2 million Israeli new Shekels (approximately $250 million as of March 23, 2016) in both the institutional and public tenders at an annual interest rate of 4.25%.  KBS SOR BVI issued the Debentures on March 8, 2016. The terms of the Debentures require principal installment payments equal to 20% of the face value of the Debentures on March 1st of each year from 2019 to 2023.
At closing, we paid legal, rating and underwriting fees of approximately 30.5 million Israeli new Shekels (approximately $7.8 million) in connection with the offering. In addition, we funded interest reserves of 20.0 million Israeli new Shekels (approximately $5.1 million) and 1.0 million Israeli new Shekels (approximately $0.3 million) of expense reserve required by the Debenture documents. The net proceeds of 918.8 million Israeli new Shekels (approximately $239.2 million as of March 23, 2016) remain available to us. In addition, we incurred approximately $1.9 million of legal, accounting and valuation fees that were payable outside of closing for a total of approximately $9.7 million of issuance costs related to the Debentures.
In connection with the above-referenced offering, on March 8, 2016, the Operating Partnership assigned to KBS SOR BVI all of its interests in the subsidiaries through which we own all of our real estate and real estate-related investments.  The Operating Partnership owns all of the issued and outstanding equity of KBS SOR BVI.  As a result of these transactions, we now hold all of our real estate and real estate-related investments indirectly through KBS SOR BVI.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to the effects of interest rate changes as a result of borrowings used to maintain liquidity, fund distributions and to fund the refinancing of our real estate investment portfolio and operations. We may also be exposed to the effects of changes in interest rates as a result of the acquisition and origination of mortgage, mezzanine, bridge and other loans and the acquisition of real estate securities. We are also exposed to the effects of foreign currency changes in Israel with respect to the 4.25% bonds issued to Israeli investors in March 2016. Our profitability and the value of our investment portfolio may be adversely affected during any period as a result of interest rate changes and foreign currency changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs. We may manage interest rate risk by maintaining a ratio of fixed rate, long-term debt such that floating rate exposure is kept at an acceptable level. In addition, we may utilize a variety of financial instruments, including interest rate caps, floors, and swap agreements, in order to limit the effects of changes in interest rates on our operations. In order to limit the effects of changes in foreign currency on our operations, we may utilize a variety of foreign currency hedging strategies such as cross currency swaps, forward contracts, puts or calls. When we use these types of derivatives to hedge the risk of interest-earning assets or interest-bearing liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the funds available for payments to holders of our common stock and that the losses may exceed the amount we invested in the instruments. Additionally, certain of these strategies may cause us to fund a margin account periodically to offset changes in foreign currency rates which may also reduce the funds available for payments to holders of our common stock

The table below summarizes the book value and the interest rate of our real estate loan receivable and outstanding principal balance and the weighted average interest rates for our notes and bond payable for each category based on the maturity dates as of December 31, 2015 (dollars in thousands):

	Maturity Date						Total Value
	2016	2017	2018	2019	2020	Thereafter		Fair Value
Assets
Loan receivable, book value
Mortgage loan - fixed rate (1)	$27,850	(1)	(1)	(1)	(1)	(1)	$27,850	$27,850
Annual effective interest rate	(1)	—	—	—	—	—	(1)
Liabilities
Notes and Bond Payable, principal outstanding
Fixed rate	$—	$—	$—	$—	$—	$32,153	$32,153	$34,025
Average interest rate (2)	—	—	—	—	—	4.5%	4.5%
Variable rate	$9,098	$428,613	$80,932	$—	$—	$—	$518,643	$519,982
Average interest rate (2)	2.6%	2.4%	2.3%	—	—	—	2.4%
_____________________
(1) On June 30, 2015, this loan matured without repayment. On July 1, 2015, we provided notice to the borrower of default and may commence foreclosure proceedings on, or otherwise take title to, the property securing the loan.
(2) Average interest rate is the weighted-average interest rate. Weighted-average interest rate as of December 31, 2015 is calculated as the actual interest rate in effect at December 31, 2015 (consisting of the contractual interest rate and the effect of contractual floor rates), using interest rate indices at December 31, 2015, where applicable.
We borrow funds at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of December 31, 2015, the fair value and carrying value of our fixed rate real estate loan receivable was $27.9 million. The fair value estimate of our fixed rate real estate loan receivable was estimated using an internal valuation model that considers the expected cash flows for the loans, underlying collateral values (for collateral-dependent loans) and the estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements. As of December 31, 2015, the fair value of our fixed rate debt was $34.0 million and the outstanding principal balance of our fixed rate debt was $32.2 million. The fair value estimate of our fixed rate debt was calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of December 31, 2015. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting changes in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on variable rate debt and loans receivable would change our future earnings and cash flows, but would not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. As of December 31, 2015, we were exposed to market risks related to fluctuations in interest rates on $518.6 million of variable rate debt outstanding. Based on interest rates as of December 31, 2015, if interest rates were 100 basis points higher during the 12 months ending December 31, 2015, interest expense on our variable rate debt would increase by $5.2 million. As of December 31, 2015, one-month LIBOR was 0.42950% and if the LIBOR index was reduced to 0% during the 12 months ending December 31, 2015, interest expense on our variable rate debt would decrease by $2.2 million.
The weighted-average interest rates of our fixed rate debt and variable rate debt as of December 31, 2015 were 4.5% and 2.4%, respectively. The annual effective interest rate of our fixed rate real estate loan receivable as of December 31, 2015 was 7.1%. The annual effective interest rate represents the effective interest rate as of December 31, 2015, using the interest method that we use to recognize interest income on our real estate loans receivable.
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
In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).
Based on its assessment, our management believes that, as of December 31, 2015, our internal control over financial reporting was effective based on those criteria. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
On March 8, 2016, KBS SOR (BVI) Holdings, Ltd. (“KBS SOR BVI”), our wholly owned subsidiary, issued  970.2 million  Israeli new Shekels (approximately $250 million as of March 23, 2016) of Series A debentures (the “Debentures”) to Israeli investors pursuant to a public offering registered with the Israel Securities Authority.  The terms of the Debentures are governed by a deed of trust, dated as of March 1, 2016, among KBS SOR BVI and Reznik Paz Nevo Trusts Ltd., as trustee.  The notes will bear interest at the rate of 4.25% per year. Interest on the notes will accrue from March 1, 2016 and will be payable in Israeli new Shekels semi-annually in arrears on March 1 and September 1 of each year, commencing September 1, 2016.  The annual interest rate may increase by increments of 0.25% as a result of downgrades in the credit rating of the Debentures by rating agencies or by increments of 0.5% as a result of violations of certain financial covenants set forth in the deed of trust. The cumulative increase in the interest rate as a result of these events is limited and shall not exceed an aggregate of 1.75%.
The notes have principal installment payments equal to 20% of the face amount of the Debentures on March 1st of each year from 2019 to 2023.  The trustee may declare the Debentures due and payable upon the occurrence of certain prohibited events set forth in the deed of trust, including, but not limited to, the violation of specified financial covenants, the payment of distributions in excess of those permitted by the deed of trust, investment in development projects to an extent greater than 10% of the Company’s portfolio, and a greater than 10% increase in the fees percentage paid by the Company to KBS Capital Advisors LLC, its external advisor, in a given year.  The deed of trust restricts KBS SOR BVI’s ability to make distributions in the event that certain financial requirements have not been met; however, KBS SOR BVI is not restricted from distributing an amount necessary to allow the Company to distribute at least 100% of its taxable income to its stockholders.  The deed of trust also restricts KBS SOR BVI from selling any of its properties prior to the investment of 75% of the net proceeds from the offering of the Debentures if the remaining properties will not meet a minimum EBITDA requirement.  KBS SOR BVI may voluntarily redeem the Debentures prior to their maturity date subject to certain conditions set forth in the deed of trust.

At closing, we paid legal, rating and underwriting fees of approximately 30.5 million Israeli new Shekels (approximately $7.8 million) in connection with the offering. In addition, we funded interest reserves of 20.0 million Israeli new Shekels (approximately $5.1 million) and 1.0 million Israeli new Shekels (approximately $0.3 million) of expense reserve required by the deed of trust. The net proceeds of 918.8 million Israeli new Shekels (approximately $239.2 million as of March 23, 2016) remains available to us. In addition, we incurred approximately $1.9 million of legal, accounting and valuation fees that were payable outside of closing for a total of approximately $9.7 million of issuance costs related to the Debentures.
In connection with the above-referenced offering, on March 8, 2016, the Operating Partnership assigned to KBS SOR BVI all of its interests in the subsidiaries through which we own all of our real estate and real estate-related investments.  The Operating Partnership owns all of the issued and outstanding equity of KBS SOR BVI.  As a result of these transactions, we now hold all of our real estate and real estate-related investments indirectly through KBS SOR BVI.

PART III
We will file a definitive Proxy Statement for our 2016 Annual Meeting of Stockholders (the “2016 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2016 Proxy Statement that specifically address the items required to be set forth herein are incorporated by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We have adopted a Code of Conduct and Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. Our Code of Conduct and Ethics can be found at http://www.kbsstrategicopportunityreit.com.
The other information required by this Item is incorporated by reference from our 2016 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from our 2016 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference from our 2016 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference from our 2016 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated by reference from our 2016 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)    Financial Statement Schedules
See the Index to Financial Statements at page F-1 of this report.
The following financial statement schedule is included herein at pages F-36 through F-37 of this report:
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

4.2	Fifth Amended and Restated Dividend Reinvestment Plan, incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2015

10.1
Advisory Agreement by and between the Company and KBS Capital Advisors LLC, dated October 8, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2015

10.2
Underwriting Agreement, dated March 3, 2016, by and among KBS SOR (BVI) Holdings, Ltd and Poalim I.B.I Underwriting and Issuing Ltd. and Leumi Partners Underwriting, incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed March 4, 2016

21.1	Subsidiaries of the Company

23.1	Consent of Ernst & Young LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Eighth Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed December 10, 2015

99.3	Consent of Duff & Phelps, LLC

99.4	Consent of Landauer Services, LLC

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
KBS Strategic Opportunity REIT, Inc.

We have audited the accompanying consolidated balance sheets of KBS Strategic Opportunity REIT, Inc. (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule in Item 15(a), Schedule III - Real Estate Assets and Accumulated Depreciation and Amortization. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of KBS Strategic Opportunity REIT, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, the Company changed its method for reporting discontinued operations effective January 1, 2014.

/s/ Ernst & Young LLP

Irvine, California
March 28, 2016

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2015	2014
Assets
Real estate held for investment, net	$822,514	$845,134
Real estate held for sale, net	—	9,954
Real estate loan receivable, net	27,850	27,422
Total real estate and real estate-related investments, net	850,364	882,510
Cash and cash equivalents	23,058	19,093
Investments in unconsolidated joint ventures	74,437	72,045
Rents and other receivables, net	24,487	18,283
Above-market leases, net	1,038	2,061
Assets related to real estate held for sale	—	98
Prepaid expenses and other assets	30,830	22,223
Total assets	$1,004,214	$1,016,313
Liabilities and equity
Notes and bond payable:
Notes and bond payable, net	$547,323	$519,528
Notes payable related to real estate held for sale, net	—	4,534
Total notes payable and bond payable, net	547,323	524,062
Accounts payable and accrued liabilities	17,543	18,609
Due to affiliates	59	—
Below-market leases, net	2,735	4,403
Other liabilities	17,905	9,192
Total liabilities	585,565	556,266
Commitments and contingencies (Note 12)
Redeemable common stock	9,859	9,911
Equity
KBS Strategic Opportunity REIT, Inc. stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 58,696,115 and 60,044,329 shares issued and outstanding as of December 31, 2015 and December 31, 2014, respectively	587	600
Additional paid-in capital	504,303	524,489
Cumulative distributions and net losses	(111,527)	(91,691)
Total KBS Strategic Opportunity REIT, Inc. stockholders’ equity	393,363	433,398
Noncontrolling interests	15,427	16,738
Total equity	408,790	450,136
Total liabilities and equity	$1,004,214	$1,016,313
See accompanying notes to consolidated financial statements.

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2015	2014	2013
Revenues:
Rental income	$88,543	$83,682	$46,191
Tenant reimbursements	18,313	16,273	9,964
Interest income from real estate loans receivable	1,968	3,366	10,276
Interest income from real estate securities	—	—	91
Other operating income	3,304	2,833	1,974
Total revenues	112,128	106,154	68,496
Expenses:
Operating, maintenance, and management	37,512	35,957	22,804
Real estate taxes and insurance	14,565	14,189	9,282
Asset management fees to affiliate	8,348	7,648	4,068
Real estate acquisition fees to affiliate	—	2,231	2,784
Real estate acquisition fees and expenses	—	2,177	1,218
General and administrative expenses	3,246	3,418	3,160
Depreciation and amortization	44,739	47,063	28,677
Interest expense	14,986	15,598	2,706
Impairment charges on real estate	—	579	1,433
Total expenses	123,396	128,860	76,132
Other income (loss):
Other interest income	18	22	62
Other income	5,085	—	—
Income from unconsolidated joint venture	—	—	95
Equity in loss of unconsolidated joint venture	(368)	(1,101)	(146)
Gain on sale of real estate, net	13,665	55	—
Gain on foreclosure of real estate loan receivable	—	—	7,473
Total other income (loss), net	18,400	(1,024)	7,484
Income (loss) from continuing operations	7,132	(23,730)	(152)
Discontinued operations:
Gain on sale of real estate, net	—	—	13,108
Loss from discontinued operations	—	(18)	(1,367)
Total (loss) income from discontinued operations	—	(18)	11,741
Net income (loss)	7,132	(23,748)	11,589
Net (income) loss attributable to noncontrolling interests	(4,688)	554	(96)
Net income (loss) attributable to common stockholders	$2,444	$(23,194)	$11,493
Basic and diluted income (loss) per common share:
Continuing operations	$0.04	$(0.39)	$—
Discontinued operations	—	—	0.20
Net income (loss) per common share	$0.04	$(0.39)	$0.20
Weighted-average number of common shares outstanding, basic and diluted	59,656,667	59,714,540	58,359,568
See accompanying notes to consolidated financial statements.

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended December 31,
	2015	2014	2013
Net income (loss)	$7,132	$(23,748)	$11,589
Other comprehensive income:
Unrealized gain on real estate securities	—	9	4
Total other comprehensive income	—	9	4
Total comprehensive income (loss)	7,132	(23,739)	11,593
Total comprehensive (income) loss attributable to noncontrolling interests	(4,688)	554	(96)
Total comprehensive income (loss) attributable to common stockholders	$2,444	$(23,185)	$11,497
See accompanying notes to consolidated financial statements.

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands)

			Additional Paid-in Capital	Cumulative Distributions and Net Losses	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Common Stock
	Shares	Amounts
Balance, December 31, 2012	58,127,627	$581	$505,907	$(38,615)	$(13)	$467,860	$15,792	$483,652
Net income	—	—	—	11,493	—	11,493	96	11,589
Other comprehensive income	—	—	—	—	4	4	—	4
Issuance of common stock	1,751,478	18	16,623	—	—	16,641	—	16,641
Transfers to redeemable common stock	—	—	(7,922)	—	—	(7,922)	—	(7,922)
Redemptions of common stock	(260,105)	(3)	(2,447)	—	—	(2,450)	—	(2,450)
Distributions declared	—	—	—	(25,679)	—	(25,679)	—	(25,679)
Other offering costs	—	—	(125)	—	—	(125)	—	(125)
Noncontrolling interests contributions	—	—	—	—	—	—	1,213	1,213
Distributions to noncontrolling interest	—	—	—	—	—	—	(2,237)	(2,237)
Balance, December 31, 2013	59,619,000	$596	$512,036	$(52,801)	$(9)	$459,822	$14,864	$474,686
Net loss	—	—	—	(23,194)	—	(23,194)	(554)	(23,748)
Other comprehensive income	—	—	—	—	9	9	—	9
Issuance of common stock	901,146	9	9,902	—	—	9,911	—	9,911
Transfers from redeemable common stock	—	—	7,662	—	—	7,662	—	7,662
Redemptions of common stock	(475,817)	(5)	(5,099)	—	—	(5,104)	—	(5,104)
Distributions declared	—	—	—	(15,696)	—	(15,696)	—	(15,696)
Other offering costs	—	—	(12)	—	—	(12)	—	(12)
Noncontrolling interests contributions	—	—	—	—	—	—	2,585	2,585
Distributions to noncontrolling interest	—	—	—	—	—	—	(157)	(157)
Balance, December 31, 2014	60,044,329	$600	$524,489	(91,691)	—	433,398	16,738	450,136
Net income	—	—	—	2,444	—	2,444	4,688	7,132
Issuance of common stock	1,114,532	11	13,562	—	—	13,573	—	13,573
Transfers to redeemable common stock	—	—	(3,663)	—	—	(3,663)	—	(3,663)
Redemptions of common stock	(2,462,746)	(24)	(30,076)	—	—	(30,100)	—	(30,100)
Distributions declared	—	—	—	(22,280)	—	(22,280)	—	(22,280)
Other offering costs			(9)	—	—	(9)	—	(9)
Noncontrolling interests contributions	—	—	—	—	—	—	1,343	1,343
Distributions to noncontrolling interests	—	—	—	—	—	—	(7,342)	(7,342)
Balance, December 31, 2015	58,696,115	$587	$504,303	$(111,527)	$—	$393,363	$15,427	$408,790
See accompanying notes to consolidated financial statements.

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2015	2014	2013
Cash Flows from Operating Activities:
Net income (loss)	$7,132	$(23,748)	$11,589
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss due to property damages	2,260	707	—
Equity in loss of unconsolidated joint venture	368	1,101	146
Depreciation and amortization
Continuing operations	44,739	47,063	28,677
Discontinued operations	—	—	1,057
Impairment charges on real estate	—	579	1,433
Non-cash interest income on real estate related investments	(428)	(614)	(842)
Gain on sale of real estate, net	(13,665)	(55)	(13,108)
Other income	(5,085)	—	—
Gain on foreclosure of real estate loan receivable, net	—	—	(7,473)
Deferred rent	(4,499)	(8,392)	(4,694)
Bad debt expense	331	176	197
Amortization of above- and below-market leases, net	(645)	(1,339)	138
Amortization of deferred financing costs	2,703	2,778	976
Interest accretion on real estate securities	—	9	36
Net amortization of discount and (premium) on bond and notes payable	25	(1)	(92)
Changes in assets and liabilities:
Rents and other receivables	(1,126)	(1,817)	(1,312)
Deferred interest receivable	—	—	1,001
Prepaid expenses and other assets	(6,683)	(8,314)	(2,299)
Accounts payable and accrued liabilities	595	606	6,089
Due to affiliates	59	—	(21)
Other liabilities	975	2,711	3,132
Net cash provided by operating activities	27,056	11,450	24,630
Cash Flows from Investing Activities:
Acquisitions of real estate	—	(191,925)	(295,167)
Improvements to real estate	(35,586)	(33,892)	(22,398)
Proceeds from sales of real estate, net	38,772	1,393	30,658
Escrow deposits for future real estate purchases	—	—	(13,000)
Investments in real estate loans receivable	—	(5,850)	(21,568)
Proceeds from condemnation proceeds	5,915	—	—
Insurance proceeds for property damages	294	—	—
Payoff of real estate loan receivable	—	—	35,750
Principal repayments on real estate securities	—	333	4,452
Investment in unconsolidated joint venture	(2,760)	(58,987)	(9,000)
Distribution of capital from unconsolidated joint venture	—	2,179	398
Extension fee received on real estate loan receivable	—	935	—
Funding of restricted cash for development obligations	(4,643)	—	—
Net cash provided by (used in) investing activities	1,992	(285,814)	(289,875)
Cash Flows from Financing Activities:
Proceeds from notes payable	61,189	307,254	251,065
Principal payments on notes payable	(40,631)	(59,203)	(36,084)
Payments of deferred financing costs	(826)	(4,117)	(4,988)
Payments to redeem common stock	(30,100)	(5,104)	(2,450)
Payments of other offering costs	(9)	(12)	(200)
Distributions paid	(8,707)	(5,785)	(9,038)
Noncontrolling interests contributions	1,343	2,585	1,213
Distributions to noncontrolling interests	(7,342)	(157)	(2,237)
Net cash (used in) provided by financing activities	(25,083)	235,461	197,281
Net increase (decrease) in cash and cash equivalents	3,965	(38,903)	(67,964)
Cash and cash equivalents, beginning of period	19,093	57,996	125,960
Cash and cash equivalents, end of period	$23,058	$19,093	$57,996
Supplemental Disclosure of Cash Flow Information:
Interest paid, net of capitalized interest of $1,856, $1,987 and $2,718 for the years ended December 31, 2015, 2014 and 2013 respectively	$12,265	$12,258	$1,635
Supplemental Disclosure of Noncash Investing and Financing Activities:
Increase in development obligations	$4,643	$—	$—
Decrease in restricted cash in connection with development obligations	$(515)	$—	$—
Mortgage debt assumed in connection with real estate acquisition (at fair value)	$—	$24,793	$—
Application of escrow deposits to acquisition of real estate	$—	$13,000	$—
Investments in real estate acquired through foreclosure	$—	$—	$45,943
Assets assumed in connection with foreclosure of real estate	$—	$—	$7,156
Liabilities assumed in connection with foreclosure of real estate	$—	$—	$9,671
Increase in accrued improvements to real estate	$—	$3,095	$2,583
Increase in redeemable common stock payable	$3,715	$—	$—
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$13,573	$9,911	$16,641
See accompanying notes to consolidated financial statements.

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

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
The Company sold 56,584,976 shares of common stock in its primary offering for gross offering proceeds of $561.7 million. As of December 31, 2015, the Company had sold 5,096,508 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $52.8 million. Also, as of December 31, 2015, the Company had redeemed 3,281,612 shares sold in the Offering for $38.4 million. Additionally, on December 29, 2011 and October 23, 2012, the Company issued 220,994 shares and 55,249 shares of common stock, respectively, for $2.0 million and $0.5 million, respectively, in private transactions exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933.
As of December 31, 2015, the Company owned 10 office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 25 acres of undeveloped land, one office portfolio consisting of three office properties, one retail property, two apartment properties, two investments in undeveloped land encompassing an aggregate of 1,670 acres, one first mortgage loan and two investments in unconsolidated joint ventures.

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

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of prior periods. During the year ended December 31, 2015, the Company sold two office properties.  As a result, certain assets and liabilities were reclassified to held for sale on the consolidated balance sheets for all periods presented. During the year ended December 31, 2015, the Company elected to early adopt ASU No. 2015-03 (defined below). As a result, the Company has reclassified debt issuance costs associated with a debt liability from prepaid expenses and other assets to notes and bond payable, net on the consolidated balance sheets for all periods presented.
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
Real Estate Loans Receivable
Interest income on the Company’s real estate loans receivable is recognized on an accrual basis over the life of the investment using the interest method. Direct loan origination or acquisition fees and costs, as well as acquisition premiums or discounts, are amortized over the term of the loan as an adjustment to interest income. The Company places loans on non-accrual status when any portion of principal or interest is 90 days past due, or earlier when concern exists as to the ultimate collection of principal or interest. When a loan is placed on non-accrual status, the Company reserves for any unpaid accrued interest and generally does not recognize subsequent interest income until cash is received, or the loan returns to accrual status. The Company will resume the accrual of interest if it determines the collection of interest, according to the contractual terms of the loan, is probable.

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

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
December 31, 2015

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
Impairment of Real Estate and Related Intangible Assets and Liabilities
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets and liabilities may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, the Company assesses the recoverability by estimating whether the Company will recover the carrying value of the real estate and related intangible assets and liabilities through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities. The Company did not record any impairment losses on its real estate and related intangible assets and liabilities during the year ended December 31, 2015. During the year ended December 31, 2014, the Company recorded an impairment charge of $0.6 million with respect to one real estate property, which was sold on September 10, 2015. During the year ended December 31, 2013, the Company recorded an impairment charge of $1.4 million with respect to two real estate properties, one of which was sold on August 29, 2014 and the other of which was sold on September 10, 2015.

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

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
Real Estate Held for Sale and Discontinued Operations
The Company generally considers real estate to be “held for sale” when the following criteria are met: (i) management commits to a plan to sell the property, (ii) the property is available for sale immediately, (iii) the property is actively being marketed for sale at a price that is reasonable in relation to its current fair value, (iv) the sale of the property within one year is considered probable and (v) significant changes to the plan to sell are not expected. Real estate that is held for sale and its related assets are classified as “real estate held for sale” and “assets related to real estate held for sale,” respectively, for all periods presented in the accompanying consolidated financial statements. Notes payable and other liabilities related to real estate held for sale are classified as “notes payable related to real estate held for sale” and “liabilities related to real estate held for sale,” respectively, for all periods presented in the accompanying consolidated financial statements. Real estate classified as held for sale is no longer depreciated and is reported at the lower of its carrying value or its estimated fair value less estimated costs to sell. Additionally, with respect to properties that were classified as held for sale in financial statements prior to January 1, 2014, the Company records the operating results and related gains (losses) on sale as discontinued operations for all periods presented if the operations have been or are expected to be eliminated and the Company will not have any significant continuing involvement in the operations of the property following the sale. Operating results and related gains (losses) on sale of properties that were disposed of or classified as held for sale in the ordinary course of business during the years ended December 31, 2015 and 2014 that had not been classified as held for sale in financial statements prior to January 1, 2014 are included in continuing operations on the Company’s consolidated statements of operations.
Real Estate Loans Receivable and Loan Loss Reserves
The Company’s real estate loans receivable are recorded at amortized cost, net of loan loss reserves (if any), and evaluated for impairment at each balance sheet date. The amortized cost of a real estate loan receivable is the outstanding unpaid principal balance, net of unamortized acquisition premiums or discounts and unamortized costs and fees directly associated with the origination or acquisition of the loan. The amount of impairment, if any, will be measured by comparing the amortized cost of the loan to the present value of the expected cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent and collection of principal and interest is not assured. If a loan is deemed to be impaired, the Company will record a loan loss reserve and a provision for loan losses to recognize impairment. As of December 31, 2015, there was no loan loss reserve and the Company did not record any impairment losses related to its real estate loans receivable during the years ended December 31, 2015, 2014 and 2013.

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

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
Investments in Unconsolidated Joint Ventures
Equity Method
The Company accounts for investments in unconsolidated joint venture entities in which the Company may exercise significant influence over, but does not control, using the equity method of accounting. Under the equity method, the investment is initially recorded at cost and subsequently adjusted to reflect additional contributions or distributions and the Company’s proportionate share of equity in the joint venture’s income (loss). The Company recognizes its proportionate share of the ongoing income or loss of the unconsolidated joint venture as equity in income (loss) of unconsolidated joint venture on the consolidated statements of operations. On a quarterly basis, the Company evaluates its investment in an unconsolidated joint venture for other-than-temporary impairments. As of December 31, 2015, the Company did not identify any indicators of impairment related to its unconsolidated real estate joint venture accounted for under the equity method.
Cost Method
The Company accounts for investments in unconsolidated joint venture entities in which the Company does not have the ability to exercise significant influence and has virtually no influence over partnership operating and financial policies using the cost method of accounting.  Under the cost method, income distributions from the partnership are recognized in other income.  Distributions that exceed the Company’s share of earnings are applied to reduce the carrying value of the Company’s investment and any capital contributions will increase the carrying value of the Company’s investment.  On a quarterly basis, the Company evaluates its cost method investment in an unconsolidated joint venture for other-than-temporary impairments.  The fair value of a cost method investment is not estimated if there are no identified events or changes in circumstances that would indicate a significant adverse effect on the fair value of the investment. As of December 31, 2015, the Company did not identify any indicators of impairment related to its unconsolidated real estate joint venture accounted for under the cost method.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Cash and cash equivalents are stated at cost, which approximates fair value. There were no restrictions on the use of the Company’s cash and cash equivalents as of December 31, 2015 and 2014.
The Company’s cash and cash equivalents balance exceeded federally insurable limits as of December 31, 2015. The Company monitors the cash balances in its operating accounts and adjusts the cash balances as appropriate; however, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

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
Deferred Financing Costs
Deferred financing costs represent commitment fees, loan fees, legal fees and other third-party costs associated with obtaining financing and are presented on the balance sheet as a direct deduction from the carrying value of the associated debt liability. These costs are amortized over the terms of the respective financing agreements using the interest method. Unamortized deferred financing costs are generally expensed when the associated debt is refinanced or repaid before maturity unless specific rules are met that would allow for the carryover of such costs to the refinanced debt. Deferred financing costs incurred before an associated debt liability is recognized are included in prepaid and other assets on the balance sheet. Costs incurred in seeking financing transactions that do not close are expensed in the period in which it is determined that the financing will not close.
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
December 31, 2015

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
Dividend Reinvestment Plan
The Company has adopted a dividend reinvestment plan (the “DRP”) through which future common stockholders may elect to reinvest an amount equal to the distributions declared on their shares in additional shares of the Company’s common stock in lieu of receiving cash distributions. On March 25, 2014, the Company’s board of directors approved a fourth amended and restated dividend reinvestment plan (the “Fourth Amended DRP”). The Fourth Amended DRP became effective for purchases under the plan on or after April 6, 2014. Pursuant to the Fourth Amended DRP, the purchase price of shares of the Company’s common stock is equal to 95% of the most recently announced estimated value per share of the Company’s common stock. Prior to April 6, 2014 (the effective date of the Fourth Amended DRP), the purchase price per share under the DRP was $9.50.
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
On December 9, 2014, the Company’s board of directors approved an updated primary offering price for the Company’s common stock of $12.24 (unaudited) based on the estimated value of the Company’s assets less the estimated value of the Company’s liabilities, or net asset value, divided by the number of shares outstanding as of September 30, 2014. Commencing December 29, 2014, the purchase price per share under the DRP was $11.63.
On May 12, 2015, the Company’s board of directors adopted a fifth amended and restated dividend reinvestment plan (the “Fifth Amended DRP”).  Pursuant to the Fifth Amended DRP, shares may be purchased at a price equal to the estimated value per share most recently announced in a public filing.  There were no other changes to the Fifth Amended DRP, which became effective on July 1, 2015.
On December 8, 2015, the Company’s board of directors approved an updated primary offering price for the Company’s common stock of $13.44 (unaudited) based on the estimated value of the Company’s assets less the estimated value of the Company’s liabilities, or net asset value, divided by the number of shares outstanding as of September 30, 2015. Commencing January 4, 2016, the purchase price per share under the DRP was $13.44. No selling commissions or dealer manager fees will be paid on shares sold under the DRP.

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

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

•
During 2015, redemptions were limited to the amount of net proceeds from the sale of shares under the Company’s dividend reinvestment plan during 2014 plus an additional $21.0 million. The last $1.0 million of net proceeds from the dividend reinvestment plan during 2014 was reserved exclusively for shares redeemed in connection with a stockholder’s death, “qualifying disability,” or “determination of incompetence”.

•
In 2016, the Company may not redeem more than $3.0 million of shares in a given quarter (excluding shares redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence”). To the extent that the Company redeems less than $3.0 million of shares (excluding shares redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence”) in a given fiscal quarter, any remaining excess capacity to redeem shares in such fiscal quarter will be added to the Company’s capacity to otherwise redeem shares (excluding shares redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence”) during the succeeding fiscal quarter.  The Company may increase or decrease this limit upon ten business days’ notice to stockholders.  The Company’s board of directors may approve an increase in this limit to the extent that the Company has received proceeds from asset sales or the refinancing of debt or for any other reason deemed appropriate by the board of directors.

•	During any calendar year, the Company may redeem no more than 5% of the weighted-average number of shares outstanding during the prior calendar year.

•
The Company has no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.

Pursuant to the program, the Company redeemed shares from January 1, 2015 to June 12, 2015 at prices determined as follows:

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
Pursuant to the fifth amended and restated share redemption program, the Company redeemed shares effective June 13, 2015 at a price equal to the most recent estimated value per share as of the applicable redemption date, regardless of how long such shares have been held or whether shares are being redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence.”
Effective January 9, 2016, pursuant to the eighth amended and restated share redemption program, the Company will redeem shares at prices determined as follows:

•	97.5% of the Company’s most recent estimated value per share as of the applicable redemption date for those shares held for at least one year but less than four years; and

•	100% of the Company’s most recent estimated value per share as of the applicable redemption date for those shares held for at least four years.

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

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
The Company limits the dollar value of shares that may be redeemed under the program as described above. For the year ended December 31, 2015, the Company had redeemed $30.1 million of common stock, which represented all redemption requests received in good order and eligible for redemption through the December 2015 redemption date, except for 276,386 shares due to the limitations described above. The Company recorded $3.7 million of other liabilities on the Company’s balance sheet as of December 31, 2015 related to these unfulfilled redemption requests. Based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during 2015, the Company has $13.6 million available for all redemptions in 2016, including shares that are redeemed in connection with a stockholders’ death, qualifying disability or determination of incompetence.
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
The Company records all related party fees as incurred, subject to any limitations described in the Advisory Agreement. The Company had not incurred any subordinated participation in net cash flows or subordinated incentive listing fees payable to the Advisor through December 31, 2015.
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
December 31, 2015

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
As of December 31, 2015, the Company’s selling commissions, dealer manager fees, and organization and other offering costs did not exceed 15% of the gross offering proceeds. Through December 31, 2015, including shares issued through the Company’s dividend reinvestment plan, the Company had issued 61,681,484 shares in the Offering for gross offering proceeds of $614.5 million and recorded selling commissions and dealer manager fees of $49.6 million and other offering costs of $10.7 million.  Organization costs are expensed as incurred and offering costs, which include selling commissions and dealer manager fees, are charged as incurred as a reduction to stockholders’ equity.
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
December 31, 2015

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
The Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. Neither the Company nor its subsidiaries have been assessed interest or penalties by any major tax jurisdictions. The Company’s evaluations were performed for the tax years ended December 31, 2015, 2014 and 2013. As of December 31, 2015, returns for the calendar year 2011 through 2014 remain subject to examination by major tax jurisdictions.
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
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the years ended December 31, 2015, 2014 and 2013.
Distributions declared per share were $0.38, $0.26 and $0.44 during the years ended December 31, 2015, 2014 and 2013, respectively.
Square Footage, Occupancy and Other Measures
Square footage, number of acres, occupancy and other measures used to describe real estate and real estate-related investments included in the Notes to Consolidated Financial Statements are presented on an unaudited basis.

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

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
In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU No. 2015-02”), which amended the existing accounting standards for consolidation under both the variable interest model and the voting model. ASU No. 2015-02 modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. ASU No. 2015-02 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. A reporting entity may apply the amendments in ASU No. 2015-02 using: (a) a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption; or (b) by applying the amendments retrospectively. The Company is still evaluating the impact of adopting ASU No. 2015-02 on its financial statements, but does not expect the adoption of ASU No. 2015-02 to have a material impact on its financial statements.

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs (“ASU No. 2015-03”).  The amendments in ASU No. 2015-03 require debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. ASU No. 2015-03 is limited to the presentation of debt issuance costs and does not affect the recognition and measurement of debt issuance costs.  Given the absence of authoritative guidance within ASU No. 2015-03 for debt issuance costs related to line-of-credit arrangements, in August 2015, the FASB issued ASU No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30), Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU No. 2015-15”), which clarifies ASU No. 2015-03 by stating that the staff of the SEC would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU No. 2015-03 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 and is to be applied retrospectively.  Early adoption is permitted for financial statements that have not been previously issued.  The Company elected to early adopt ASU No. 2015-03 for the reporting period ending December 31, 2015.  As a result of adoption of ASU No. 2015-03, the Company reclassified debt issuance costs associated with a debt liability from prepaid expenses and other assets to notes and bond payable, net on the accompanying consolidated balance sheets.  All periods presented have been retroactively adjusted.
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
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU No. 2016-01”).  The amendments in ASU No. 2016-01 address certain aspects of recognition, measurement, presentation and disclosure of financial instruments.  ASU No. 2016-01 primarily affects accounting for equity investments and financial liabilities where the fair value option has been elected.  ASU No. 2016-01 also requires entities to present financial assets and financial liabilities separately, grouped by measurement category and form of financial asset in the balance sheet or in the accompanying notes to the financial statements.  ASU No. 2016-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years.  Early application is permitted for financial statements that have not been previously issued.  The Company does not expect the adoption of ASU No. 2016-01 to have a significant impact on its financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU No. 2016-02”). The amendments in ASU No. 2016-02 change the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU No. 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of ASU No. 2016-02 is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently evaluating the impact of adopting the new leases standard on its consolidated financial statements.

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

3.	REAL ESTATE HELD FOR INVESTMENT
As of December 31, 2015, the Company owned 10 office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 25 acres of undeveloped land, one office portfolio consisting of three office properties and one retail property encompassing, in the aggregate, approximately 4.4 million rentable square feet. As of December 31, 2015, these properties were 84% occupied. In addition, the Company owned two apartment properties containing 383 units and encompassing approximately 0.3 million rentable square feet, which were 92% occupied. The Company also owned two investments in undeveloped land encompassing an aggregate of 1,670 acres. The following table summarizes the Company’s real estate held for investment as of December 31, 2015 and 2014, respectively (in thousands):

	December 31, 2015	December 31, 2014
Land	$223,201	$229,053
Buildings and improvements	646,979	628,662
Tenant origination and absorption costs	43,894	50,807
Total real estate, cost	914,074	908,522
Accumulated depreciation and amortization	(91,560)	(63,388)
Total real estate, net	$822,514	$845,134
The following table provides summary information regarding the Company’s real estate held for investment as of December 31, 2015 (in thousands):

Property	Date Acquired or Foreclosed on	City	State	Property Type	Land	Building and Improvements	Tenant Origination and Absorption	Total Real Estate, at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net	Ownership %
Northridge Center I & II	03/25/2011	Atlanta	GA	Office	$2,234	$7,170	$—	$9,404	$(1,986)	$7,418	100.0%
Iron Point Business Park	06/21/2011	Folsom	CA	Office	2,671	19,445	—	22,116	(3,763)	18,353	100.0%
Richardson Portfolio:
Palisades Central I	11/23/2011	Richardson	TX	Office	1,037	10,035	684	11,756	(2,028)	9,728	90.0%
Palisades Central II	11/23/2011	Richardson	TX	Office	810	17,820	1,219	19,849	(4,600)	15,249	90.0%
Greenway I	11/23/2011	Richardson	TX	Office	561	2,156	—	2,717	(568)	2,149	90.0%
Greenway III	11/23/2011	Richardson	TX	Office	702	3,928	785	5,415	(1,561)	3,854	90.0%
Undeveloped Land	11/23/2011	Richardson	TX	Undeveloped Land	3,058	—	—	3,058	—	3,058	90.0%
Total Richardson Portfolio					6,168	33,939	2,688	42,795	(8,757)	34,038
Park Highlands	12/30/2011	North Las Vegas	NV	Undeveloped Land	30,695	—	—	30,695	—	30,695	50.1%
Bellevue Technology Center	07/31/2012	Bellevue	WA	Office	25,506	55,863	3,813	85,182	(8,107)	77,075	100.0%
Powers Ferry Landing East	09/24/2012	Atlanta	GA	Office	1,643	8,039	105	9,787	(1,607)	8,180	100.0%
1800 West Loop	12/04/2012	Houston	TX	Office	8,360	60,647	5,331	74,338	(10,360)	63,978	100.0%
West Loop I & II	12/07/2012	Houston	TX	Office	7,300	30,290	2,183	39,773	(4,582)	35,191	100.0%
Burbank Collection	12/12/2012	Burbank	CA	Retail	4,175	9,384	789	14,348	(1,284)	13,064	90.0%
Austin Suburban Portfolio	03/28/2013	Austin	TX	Office	8,288	67,428	3,129	78,845	(9,230)	69,615	100.0%
Westmoor Center	06/12/2013	Westminster	CO	Office	10,058	66,164	8,809	85,031	(13,542)	71,489	100.0%
Central Building	07/10/2013	Seattle	WA	Office	7,015	26,097	2,000	35,112	(3,188)	31,924	100.0%
50 Congress Street	07/11/2013	Boston	MA	Office	9,876	40,731	2,634	53,241	(4,943)	48,298	100.0%
1180 Raymond	08/20/2013	Newark	NJ	Apartment	8,292	36,958	136	45,386	(2,769)	42,617	100.0%
Park Highlands II	12/10/2013	North Las Vegas	NV	Undeveloped Land	22,192	—	—	22,192	—	22,192	99.5%
Maitland Promenade II	12/18/2013	Orlando	FL	Office	3,434	23,825	4,295	31,554	(3,668)	27,886	100.0%
Plaza Buildings	01/14/2014	Bellevue	WA	Office	53,040	135,772	7,982	196,794	(12,458)	184,336	100.0%
424 Bedford	01/31/2014	Brooklyn	NY	Apartment	8,860	25,227	—	34,087	(1,316)	32,771	90.0%
Richardson Land II	09/04/2014	Richardson	TX	Undeveloped Land	3,394	—	—	3,394	—	3,394	90.0%
					$223,201	$646,979	$43,894	$914,074	$(91,560)	$822,514

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

Operating Leases
Certain of the Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of December 31, 2015, the leases, excluding options to extend and apartment leases, which have terms that are generally one year or less, had remaining terms of up to 12.3 years with a weighted-average remaining term of 3.8 years. Some of the leases have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from tenants in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash and assumed in real estate acquisitions or foreclosures related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $5.3 million and $5.0 million as of December 31, 2015 and 2014, respectively.
During the years ended December 31, 2015, 2014 and 2013, the Company recognized deferred rent from tenants of $4.5 million, $8.4 million and $4.6 million, respectively, net of lease incentive amortization. As of December 31, 2015 and 2014, the cumulative deferred rent receivable balance, including unamortized lease incentive receivables, was $22.8 million and $16.8 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $2.8 million and $1.6 million of unamortized lease incentives as of December 31, 2015 and 2014, respectively. The Company records property operating expense reimbursements due from tenants for common area maintenance, real estate taxes, and other recoverable costs in the period the related expenses are incurred.
As of December 31, 2015, the future minimum rental income from the Company’s properties, excluding apartment leases, under non-cancelable operating leases was as follows (in thousands):

2016	$76,903
2017	71,825
2018	60,832
2019	48,637
2020	37,094
Thereafter	80,506
$375,797
As of December 31, 2015, the Company’s commercial real estate properties were leased to approximately 500 tenants over a diverse range of industries and geographic areas. The Company’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Finance	49	$10,952	13.8%
Computer System Design & Programming	42	10,250	12.9%
Insurance Carriers & Related Activities	28	8,704	11.0%
		$29,906	37.7%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2015, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
No other tenant industries accounted for more than 10% of annualized base rent. No material tenant credit issues have been identified at this time.

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

Geographic Concentration Risk
As of December 31, 2015, the Company’s real estate investments in Washington and Texas represented 29.2% and 20.5% of the Company’s total assets, respectively.  As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the Washington and Texas real estate markets.  Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.
Condemnation Agreements
During the year ended December 31, 2015, the Company received $5.9 million in proceeds from condemnation agreements. The carrying value of the condemned land was $0.8 million, resulting in a gain of $5.1 million (including amounts for noncontrolling interests of $1.2 million), which is included in other income in the accompanying consolidated statements of operations.
Property Damage
During the year ended December 31, 2015, 1800 West Loop suffered physical damages due to floods. The Company’s insurance policy provides coverage for property damage and business interruption subject to a deductible of up to $100,000 per incident. Based on management’s estimates, the Company recognized an estimated aggregate loss due to damages of $2.2 million during the year ended December 31, 2015, which was reduced by $2.1 million of estimated insurance recoveries related to such damages, which the Company determined were probable of collection. The aggregate net loss due to damages of $0.1 million during the year ended December 31, 2015 was classified as operating, maintenance and management expenses on the accompanying consolidated statements of operations and relates to the Company’s insurance deductible. Through December 31, 2015, the Company received $0.6 million of insurance proceeds related to this incident. As of December 31, 2015, the total estimated insurance proceeds to be collected of $1.5 million were classified as prepaid expenses and other assets on the accompanying consolidated balance sheets.
Dispositions of Undeveloped Land
On September 10, 2015, the Company sold an aggregate of 14.3 acres of undeveloped land in the Richardson Portfolio for $6.2 million less credits and closing costs. The purchaser is not affiliated with the Company or the Advisor. In connection with the sale, the Company conveyed 11.7 acres of the non-developable land in the Richardson Portfolio and Richardson Land II and contributed $4.6 million for the funding of certain infrastructure development costs to a non-profit owners association. This disposition resulted in a gain of approximately $2.2 million (including amounts for noncontrolling interests of $0.2 million).
On November 2, 2015, the Company sold an aggregate of 11.6 acres of undeveloped land in the Richardson Portfolio and Richardson Land II for $14.3 million less credits and closing costs. The purchaser is not affiliated with the Company or the Advisor. This disposition resulted in a gain of approximately $2.5 million (including amounts for noncontrolling interests of $0.3 million).

4.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES
As of December 31, 2015 and 2014, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Cost	$43,894	$50,807	$2,399	$3,752	$(5,826)	$(7,585)
Accumulated Amortization	(22,749)	(19,113)	(1,361)	(1,691)	3,091	3,182
Net Amount	$21,145	$31,694	$1,038	$2,061	$(2,735)	$(4,403)

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the years ended December 31, 2015, 2014 and 2013 are as follows (in thousands):

	Tenant Origination and Absorption Costs			Above-Market Lease Assets			Below-Market Lease Liabilities
	For the Years Ended December 31,			For the Years Ended December 31,			For the Years Ended December 31,
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Amortization	$(10,555)	$(15,020)	$(10,942)	$(1,023)	$(1,070)	$(1,456)	$1,668	$2,409	$1,565
The remaining unamortized balance for these outstanding intangible assets and liabilities as of December 31, 2015 will be amortized for the years ending December 31 as follows (in thousands):

	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities
2016	$(7,417)	$(443)	$1,115
2017	(5,209)	(275)	745
2018	(3,383)	(130)	488
2019	(1,998)	(82)	159
2020	(1,282)	(63)	110
Thereafter	(1,856)	(45)	118
	$(21,145)	$(1,038)	$2,735
Weighted-Average Remaining Amortization Period	4.1 years	3.3 years	3.3 years
Additionally, as of December 31, 2015 and 2014, the Company had recorded tax abatement intangible assets, net of amortization, which are included in prepaid expenses and other assets in the accompanying balance sheets, of $7.2 million and $8.2 million, respectively.  During the years ended December 31, 2015 and 2014, the Company recorded amortization expense of $1.0 million and $0.9 million related to tax abatement intangible assets, respectively.

5.	REAL ESTATE LOAN RECEIVABLE
As of December 31, 2015 and 2014, the Company owned one real estate loan receivable that it had originated. The information for that real estate loan receivable as of December 31, 2015 and 2014 is set forth below (in thousands):

Loan Name Location of Related Property or Collateral	Date Originated	Property Type	Loan Type	Outstanding Principal Balance as of December 31, 2015 (1)	Book Value as of December 31, 2015 (2)	Book Value as of December 31, 2014 (2)	Contractual Interest Rate (3)	Annualized Effective Interest Rate (3)	Maturity Date
University House First Mortgage
New York, New York	3/20/2013	Student Housing	Mortgage	$27,850	$27,850	$27,422	16.0%	(4)	(4)
_____________________
(1) Outstanding principal balance as of December 31, 2015 represents original principal balance outstanding under the loan, increased for any subsequent fundings, including interest income deferred until maturity.
(2) Book value of the real estate loan receivable represents outstanding principal balance adjusted for unamortized acquisition discounts, origination fees and direct origination and acquisition costs and additional interest accretion.
(3) Contractual interest rate is the stated default interest rate on the face of the loan. Annualized effective interest rate is calculated as the actual interest income recognized in 2015, using the interest method, annualized (if applicable) and divided by the average amortized cost basis of the investment. The annualized effective interest rate and contractual interest rate presented are as of December 31, 2015.
(4) See below for a discussion of the maturity default on the University House First Mortgage.

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

On June 30, 2015, the University House First Mortgage matured without repayment.  The Company fully collected the 11% contractual interest income due under the loan through June 30, 2015. As a result, on July 1, 2015, the Company provided notice to the borrower of default and may commence foreclosure proceedings on, or otherwise take title to, the property securing the University House First Mortgage.  As of July 1, 2015, the Company had determined the University House Mortgage to be impaired and will recognize income on a cash basis. The Company has not recognized any interest income under the cash basis. The Company generally recognizes income on impaired loans on either a cash basis, where interest income is only recorded when received in cash, or on a cost-recovery basis, where all cash receipts are applied against the carrying value of the loan. The Company will resume the accrual of interest if it determines the collection of interest according to the contractual terms of the loan is probable.  The Company considers the collectibility or recoverability of the loan’s principal balance in determining whether to recognize income on impaired loans.  The Company did not record a provision for loan loss reserves during the year ended December 31, 2015 or 2014 as the Company believes the entire principal balance of $27.9 million related to the University House First Mortgage to be fully recoverable.
The following summarizes the activity related to the real estate loan receivable for the year ended December 31, 2015 (in thousands):

Real estate loan receivable - December 31, 2014	$27,422
Accretion of closing costs, origination fees and extension fees on real estate loan receivable, net	428
Real estate loan receivable - December 31, 2015	$27,850
For the years ended December 31, 2015, 2014 and 2013 interest income from real estate loans receivable consisted of the following (in thousands):

	2015	2014	2013
Contractual interest income (including deferred interest)	$1,540	$2,752	$8,248
Accretion of closing costs, origination fees and extension fees, net	428	614	842
Interest accretion	—	—	1,186
Interest income from real estate loans receivable	$1,968	$3,366	$10,276

6.	REAL ESTATE SALES AND DISCONTINUED OPERATIONS
In accordance with ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU No. 2014-08”), results of operations and related gains (losses) on sale from properties that are classified as held for sale in the ordinary course of business on or subsequent to January 1, 2014 would generally be included in continuing operations on the Company’s consolidated statements of operations. Results of operations and related gains (losses) on sale from properties that were classified as held for sale in financial statements issued prior to January 1, 2014 will remain in discontinued operations on the Company’s consolidated statements of operations. Prior to the adoption of ASU 2014-08, the operations of properties held for sale or to be disposed of and the aggregate net gains recognized upon their disposition were presented as discontinued operations in the accompanying consolidated statements of operations for all periods presented. During the year ended December 31, 2015, the Company disposed of two office properties and no properties were classified as held for sale as of December 31, 2015.

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

During the years ended December 31, 2014 and 2015, the Company sold one office property and two office properties, respectively, all of which were not classified as held for sale in financial statements issued for the reporting period prior to January 1, 2014. The operations of these properties and gain on sale are included in continuing operations on the accompanying statements of operations. The following table summarizes certain revenue and expenses related to these properties for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Years Ended December 31,
	2015	2014	2013
Total revenues	$215	$1,134	$1,017

Total expenses	645	2,473	3,496
Discontinued Operations
The following table summarizes certain revenue and expenses related to properties sold prior to January 1, 2014 for the years ended December 31, 2015, 2014, and 2013 (in thousands):

	Years Ended December 31,
	2015	2014	2013
Total revenues and other income	$—	$—	$1,387
Total expenses	—	18	2,754
Loss from discontinued operations before gain on sales of real estate	—	(18)	(1,367)
Gain on sales of real estate, net	—	—	13,108
Total (loss) income from discontinued operations	$—	$(18)	$11,741

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

7.	NOTES AND BOND PAYABLE
As of December 31, 2015 and December 31, 2014, the Company’s notes and bond payable consisted of the following (dollars in thousands):

	Book Value as of December 31, 2015	Book Value as of December 31, 2014	Contractual Interest Rate as of December 31, 2015 (1)	Effective Interest Rate at December 31, 2015 (1)	Payment Type	Maturity Date (2)
Richardson Portfolio Mortgage Loan	$41,177	$38,000	One-Month LIBOR + 2.10%	2.34%	Principal & Interest	05/01/2017
Bellevue Technology Center Mortgage Loan	52,960	49,836	One-Month LIBOR + 2.25%	2.49%	Interest Only (3)	03/01/2017
Portfolio Revolving Loan Facility (4)	47,087	12,447	One-Month LIBOR + 2.25%	2.49%	Interest Only (3)	05/01/2017
Portfolio Mortgage Loan	100,032	93,751	One-Month LIBOR + 2.25%	2.49%	Interest Only (3)	07/01/2017
1635 N. Cahuenga Mortgage Loan (5)	—	4,650	(5)	(5)	(5)	(5)
Burbank Collection Mortgage Loan	9,098	9,043	One-Month LIBOR + 2.35%	2.60%	Interest Only	09/30/2016
50 Congress Mortgage Loan	28,075	26,935	One-Month LIBOR + 1.90%	2.14%	Interest Only (3)	10/01/2017
1180 Raymond Bond Payable	6,795	6,945	6.50%	6.50%	Principal & Interest	09/01/2036
Central Building Mortgage Loan	24,896	24,896	One-Month LIBOR + 1.75%	1.99%	Interest Only	11/13/2018
Maitland Promenade II Mortgage Loan (6)	20,182	20,182	One-Month LIBOR + 2.90%	3.25%	Interest Only (3)	01/01/2017
Westmoor Center Mortgage Loan	56,036	54,880	One-Month LIBOR + 2.25%	2.49%	Interest Only (3)	02/01/2018
Plaza Buildings Senior Loan	111,000	109,707	One-Month LIBOR + 1.90%	2.14%	Interest Only (3)	01/14/2017
Plaza Buildings Mezzanine Loan (7)	—	25,000	(7)	(7)	(7)	(7)
424 Bedford Mortgage Loan	25,358	25,866	3.91%	3.91%	Principal & Interest	10/01/2022
1180 Raymond Mortgage Loan	28,100	28,100	One-Month LIBOR + 2.25%	2.49%	Interest Only	12/01/2017
Total Notes and Bond Payable principal outstanding	550,796	530,238
Net Premium/(Discount) on Notes and Bond Payable (8)	50	25
Deferred financing costs, net	(3,523)	(6,201)
Total Notes and Bond Payable, net	$547,323	$524,062
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of December 31, 2015. Effective interest rate is calculated as the actual interest rate in effect as of December 31, 2015 (consisting of the contractual interest rate and contractual floor rates), using interest rate indices at December 31, 2015, where applicable.
(2) Represents the initial maturity date or the maturity date as extended as of December 31, 2015; subject to certain conditions, the maturity dates of certain loans may be extended beyond the date shown.
(3) Represents the payment type required under the loan as of December 31, 2015. Certain future monthly payments due under this loan also include amortizing principal payments. For more information of the Company’s contractual obligations under its notes and bond payable, see five-year maturity table below.
(4) The Portfolio Revolving Loan Facility is secured by the 1800 West Loop Building and the Iron Point Business Park. The Portfolio Revolving Loan Facility is comprised of $59.5 million of revolving debt and $13.0 million of non-revolving debt available to be used for tenant improvements, leasing commissions and capital improvements, subject to certain terms and conditions contained in the loan documents. As of December 31, 2015, $36.5 million of revolving debt and $10.6 million of non-revolving debt had been disbursed to the Company and the remaining $23.0 million of revolving debt and $2.4 million of non-revolving debt is available for future disbursements, subject to certain conditions contained in the loan documents. Monthly payments are initially interest only. Beginning June 1, 2016, and to the extent that there are amounts outstanding under the non-revolving portion of the loan, monthly payments will include interest and principal amortization payments of up to $80,000 per month.
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

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

During the years ended December 31, 2015, 2014 and 2013, the Company incurred $15.0 million, $15.6 million and $2.7 million of interest expense, respectively. Included in interest expense for the years ended December 31, 2015, 2014 and 2013, was $2.7 million, $2.8 million and $0.7 million of amortization of deferred financing costs, respectively. Additionally, during the years ended December 31, 2015, 2014 and 2013 the Company capitalized $1.9 million, $2.0 million and $2.7 million of interest, respectively, to our investments in undeveloped land. As of December 31, 2015, the Company’s deferred financing costs were $4.7 million, net of amortization, of which $3.5 million is included in notes and bond payable, net and $1.2 million is included in prepaid expenses and other assets on the accompanying consolidated balance sheets.  As of December 31, 2014, the Company’s deferred financing costs were $6.2 million, net of amortization, and are included in notes and bond payable, net and on the accompanying consolidated balance sheets. As of December 31, 2015 and 2014, the Company’s interest payable was $1.2 million.
The following is a schedule of maturities, including principal amortization payments, for all notes and bond payable outstanding as of December 31, 2015 (in thousands):

2016	$13,649
2017	426,026
2018	81,182
2019	812
2020	846
Thereafter	28,281
$550,796
The Company’s notes payable contain financial debt covenants. As of December 31, 2015, the Company was in compliance with all of these debt covenants.

8.	FAIR VALUE DISCLOSURES
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
December 31, 2015

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
The following were the face values, carrying amounts and fair values of the Company’s financial instruments as of December 31, 2015 and December 31, 2014, which carrying amounts do not approximate the fair values (in thousands):

	December 31, 2015			December 31, 2014
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Real estate loan receivable	$27,850	$27,850	$27,850	$27,850	$27,422	$27,813
Financial liabilities:
Notes and bond payable	$550,796	$547,323	$554,007	$530,238	$524,062	$534,045
Disclosure of the fair value of financial instruments is based on pertinent information available to the Company as of the period end and requires a significant amount of judgment.

9.	RELATED PARTY TRANSACTIONS
The Advisory Agreement entitles the Advisor and the Dealer Manager Agreement previously entitled the Dealer Manager, to specified fees upon the provision of certain services with regard to the Offering, the investment of funds in real estate and real estate-related investments and the disposition of real estate and real estate-related investments (including the discounted payoff of non-performing loans) among other services, as well as reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company and certain costs incurred by the Advisor in providing services to the Company. The Advisory Agreement may also entitle the Advisor to certain back-end cash flow participation fees. The Company also entered into a fee reimbursement agreement (the “AIP Reimbursement Agreement”) with the Dealer Manager, pursuant to which the Company agreed to reimburse the Dealer Manager for certain fees and expenses it incurs for administering the Company’s participation in the Depository Trust & Clearing Corporation Alternative Investment Product Platform with respect to certain accounts of the Company’s investors serviced through the platform. The Advisor and Dealer Manager also serve as the advisor and dealer manager, respectively, for KBS Real Estate Investment Trust, Inc. (“KBS REIT I”), KBS Real Estate Investment Trust II, Inc. (“KBS REIT II”), KBS Real Estate Investment Trust III, Inc. (“KBS REIT III”), KBS Legacy Partners Apartment REIT, Inc. (“KBS Legacy Partners Apartment REIT”), KBS Strategic Opportunity REIT II, Inc. (“KBS Strategic Opportunity REIT II”) and KBS Growth & Income REIT, Inc. (“KBS Growth & Income REIT”).
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

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

During the years ended December 31, 2015, 2014 and 2013, no other business transactions occurred between the Company and these other KBS-sponsored programs.
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the years ended December 31, 2015, 2014 and 2013, respectively, and any related amounts payable as of December 31, 2015 and December 31, 2014 (in thousands):

	Incurred			Payable as of December 31,
	2015	2014	2013	2015	2014
Expensed
Asset management fees (1)	$8,348	$7,648	$4,173	$—	$—
Real estate acquisition fees	—	2,231	2,784	—	—
Reimbursable operating expenses (2)	178	157	139	59	—
Disposition fees (3)	276	—	322	—	—
Capitalized
Acquisition and origination fees on real estate loans receivable	—	—	220	—	—
Acquisition fee on investment in unconsolidated joint venture	—	1,573	—	—	—
Acquisition fee on undeveloped land	—	67	199	—	—
	$8,802	$11,676	$7,837	$59	$—
_____________________
(1) Amounts include asset management fees from discontinued operations.
(2)Reimbursable operating expenses primarily consists of internal audit personnel costs, accounting software and cybersecurity related expenses incurred by the Advisor under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $153,000, $141,000 and $134,000 for the years ended December 31, 2015, 2014 and 2013, respectively, and were the only employee costs reimbursed under the Advisory Agreement during these periods. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers.
(3) Disposition fees with respect to real estate sold are included in the gain on sales of real estate in the accompanying consolidated statements of operations.

10.	INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
As of December 31, 2015 and 2014, the Company’s investments in unconsolidated joint ventures were composed of the following (dollars in thousands):

				Investment Balance at December 31,
Joint Venture	Number of Properties	Location	Ownership %	2015	2014
NIP Joint Venture	21	Various	Less than 5.0%	$5,305	$5,305
110 William Joint Venture	1	New York, New York	60.0%	69,132	66,740
				$74,437	$72,045
Investment in National Industrial Portfolio Joint Venture
On May 18, 2012, the Company, through an indirect wholly owned subsidiary, entered into a joint venture (the “NIP Joint Venture”) with OCM NIP JV Holdings, L.P. and HC KBS NIP JV, LLC (“HC-KBS”). As of December 31, 2015, the NIP Joint Venture owned 21 industrial properties and a master lease with respect to another industrial property encompassing 10.8 million square feet. The Company made an initial capital contribution of $8.0 million which represents less than a 5.0% ownership interest in the NIP Joint Venture as of December 31, 2015. The Company has virtually no influence over the NIP Joint Venture’s operations, financial policies or decision making. Accordingly, the Company has accounted for its investment in the NIP Joint Venture under the cost method of accounting. Income, losses and distributions from the NIP Joint Venture are generally allocated among the members based on their respective equity interests.
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

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

As of December 31, 2015 and 2014, the book value of the Company’s investment in the NIP Joint Venture was $5.3 million. During the year ended December 31, 2015, the Company did not receive any distributions related to its investment in the NIP Joint Venture. During the year ended December 31, 2014, the Company recognized $2.2 million of return of capital from the NIP Joint Venture. During the year ended December 31, 2013, the Company recognized $0.1 million of income distributions and $0.4 million of return of capital from the NIP Joint Venture.
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
As of December 31, 2015 and 2014, the book value of the Company’s investment in the 110 William Joint Venture was $69.1 million and $66.7 million, respectively, which includes $1.6 million of unamortized acquisition fees and expenses incurred directly by the Company. During the years ended December 31, 2015, 2014 and 2013, the Company recognized an equity in loss of unconsolidated joint venture of $0.4 million, $1.1 million and $0.1 million, respectively, related to the Company’s share of income and expenses earned and incurred by the 110 William Joint Venture.
Summarized financial information for the 110 William Joint Venture follows (in thousands):

	(Unaudited) December 31, 2015	(Unaudited) December 31, 2014
Assets:
Real estate assets, net of accumulated depreciation and amortization	$269,664	$276,683
Other assets	18,973	14,716
Total assets	$288,637	$291,399
Liabilities and Equity:
Notes payable, net (1)	$162,395	$167,036
Other liabilities	13,617	15,796
Members’ capital	112,625	108,567
Total Liabilities and Equity	$288,637	$291,399
_____________________
(1) Includes (i) a first mortgage loan with an outstanding principal balance of $138.6 million and $140.7 million as of December 31, 2015 and December 31, 2014, respectively, bearing interest at a fixed rate of 4.8% per annum and maturing on July 6, 2017 and (ii) a mezzanine loan with an outstanding principal balance of $20.0 million as of December 31, 2015 and December 31, 2014 bearing interest at a fixed rate of 9.5% per annum and maturing on July 6, 2017.  The amount presented includes a premium on notes payable of $4.5 million and $7.5 million as of December 31, 2015 and 2014, respectively, and deferred financing costs, net of $0.7 million and $1.1 million as of December 31, 2015 and 2014, respectively.

	(Unaudited) For the Years Ended December 31,
	2015	2014	2013
Revenues	$34,188	$22,536	$—
Expenses:
Operating, maintenance, and management	10,549	6,869	—
Real estate taxes and insurance	5,748	3,476	—
Real estate acquisition fees and expenses	1	1,016	244
Depreciation and amortization	12,596	8,806	—
Interest expense	6,170	4,193	—
Total expenses	35,064	24,360	244
Total other income	334	36	—
Net loss	$(542)	$(1,788)	$(244)
Company’s equity in loss of unconsolidated joint venture	$(368)	$(1,101)	$(146)

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

11.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2015 and 2014 (in thousands, except per share amounts):

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$27,943	$28,667	$28,158	$27,360
Net income (loss)	$5,385	$2,639	$(277)	$(682)
Net income (loss) attributable to common stockholders	$2,235	$1,526	$(462)	$(922)
Net income (loss) per common share, basic and diluted	$0.04	$0.03	$(0.01)	$(0.02)
Distributions declared per common share	$0.092	$0.093	$0.095	$0.095

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$24,626	$26,244	$27,598	$27,686
Net loss	$(9,894)	$(5,480)	$(3,426)	$(4,948)
Net loss attributable to common stockholders	$(9,617)	$(5,331)	$(3,367)	$(4,879)
Net loss per common share, basic and diluted	$(0.16)	$(0.09)	$(0.06)	$(0.08)
Distributions declared per common share	$0.049	$0.056	$0.069	$0.088

12.	COMMITMENTS AND CONTINGENCIES
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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Although there can be no assurance, the Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations as of December 31, 2015. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities.
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

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

13.	EARNINGS PER SHARE
The following table presents the computation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	For the Year Ended December 31,
	2015	2014	2013
Numerator
Income (loss) from continuing operations	$7,132	$(23,730)	$(152)
Loss (income) from continuing operations attributable to noncontrolling interests	(4,688)	554	302
Income (loss) from continuing operations attributable to common stockholders	2,444	(23,176)	150
Total (loss) income from discontinued operations	—	(18)	11,741
Total income from discontinued operations attributable to noncontrolling interests	—	—	(398)
Total (loss) income from discontinued operations attributable to common stockholders	—	(18)	11,343
Net income (loss) attributable to common stockholders	$2,444	$(23,194)	$11,493

Denominator
Weighted-average number of common shares outstanding, basic and diluted	59,656,667	59,714,540	58,359,568

Basic and diluted (loss) income per common share:
Continuing operations	$0.04	$(0.39)	$—
Discontinued operations	—	—	0.20
Net income (loss) per common share	$0.04	$(0.39)	$0.20

14.	SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Distribution Declared
On March 9, 2016, the Company’s board of directors authorized a distribution in the amount of $0.09323770 per share of common stock to stockholders of record as of the close of business on March 22, 2016. The Company expects to pay this distribution on March 29, 2016. The board of directors will declare distributions from time to time based on the Company’s income, cash flow and investing and financing activities. As such, the Company can also give no assurances as to the timing, amount or notice with respect to any other future distribution declarations.
Bond Financing
On March 2, 2016, KBS SOR (BVI) Holdings, Ltd. (“KBS SOR BVI”), a wholly owned subsidiary of the Company, filed a final prospectus with the Israel Securities Authority for a proposed offering of up to 1,000,000,000 Israeli new Shekels of Series A debentures (the “Debentures”) at an annual interest rate not to exceed 4.25%. On March 1, 2016, KBS SOR BVI commenced the institutional tender of the Debentures and accepted application for 842.5 million Israeli new Shekels. On March 7, 2016, KBS SOR BVI commenced the public tender of the Debentures and accepted 127.7 million Israeli new Shekels.  In the aggregate, KBS SOR BVI accepted 970.2 million Israeli new Shekels (approximately $250.0 million as of March 23, 2016) in both the institutional and public tenders at an annual interest rate of 4.25%.  KBS SOR BVI issued the Debentures on March 8, 2016. The terms of the Debentures require principal installment payments equal to 20% of the face value of the Debentures on March 1st of each year from 2019 to 2023.

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

At closing, the Company paid legal, rating and underwriting fees of approximately 30.5 million Israeli new Shekels (approximately $7.8 million) in connection with the offering. In addition, the Company funded interest reserves of 20.0 million Israeli new Shekels (approximately $5.1 million) and 1.0 million Israeli new Shekels (approximately $0.3 million) of expense reserve required by the Debenture documents. The net proceeds of 918.8 million Israeli new Shekels (approximately $239.2 million as of March 23, 2016) remain available to the Company. In addition, the Company incurred approximately $1.9 million of legal, accounting and valuation fees that were payable outside of closing for a total of approximately $9.7 million of issuance costs related to the Debentures.
In connection with the above-referenced offering, on March 8, 2016, the Operating Partnership assigned to KBS SOR BVI all of its interests in the subsidiaries through which the Company indirectly owns all of its real estate and real estate-related investments.  The Operating Partnership owns all of the issued and outstanding equity of KBS SOR BVI.  As a result of these transactions, the Company now holds all of its real estate and real estate-related investments indirectly through KBS SOR BVI.

KBS STRATEGIC OPPORTUNITY REIT, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
December 31, 2015
(dollar amounts in thousands)

				Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances	Land	Building and Improvements (1)	Total	Cost Capitalized Subsequent to Acquisition (2)	Land	Building and Improvements (1)	Total (3)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired or Foreclosed on
Properties Held for Investment
Northridge Center I & II	Atlanta, GA	100.0%	(6)	$2,234	$4,457	$6,691	$2,713	$2,234	$7,170	$9,404	$(1,986)	1985/1989	03/25/2011
Iron Point Business Park	Folsom, CA	100.0%	(5)	2,671	16,576	19,247	2,869	2,671	19,445	22,116	(3,763)	1999/2001	06/21/2011
Richardson Portfolio
Palisades Central I	Richardson, TX	90.0%	(4)	1,037	8,628	9,665	2,091	1,037	10,719	11,756	(2,028)	1980	11/23/2011
Palisades Central II	Richardson, TX	90.0%	(4)	810	17,117	17,927	1,922	810	19,039	19,849	(4,600)	1985	11/23/2011
Greenway I	Richardson, TX	90.0%	(4)	561	1,170	1,731	986	561	2,156	2,717	(568)	1983	11/23/2011
Greenway III	Richardson, TX	90.0%	(4)	702	4,083	4,785	630	702	4,713	5,415	(1,561)	1983	11/23/2011
Undeveloped Land	Richardson, TX	90.0%	(4)	1,997	—	1,997	1,061	3,058	—	3,058	—	N/A	11/23/2011
Total Richardson Portfolio			41,177	5,107	30,998	36,105	6,690	6,168	36,627	42,795	(8,757)
Park Highlands	North Las Vegas, NV	50.1%	—	20,307	—	20,307	10,388	30,695	—	30,695	—	N/A	12/30/2011
Bellevue Technology Center	Bellevue, WA	100.0%	52,960	25,506	52,411	77,917	7,265	25,506	59,676	85,182	(8,107)	1973-2000	07/31/2012
Powers Ferry Landing East	Atlanta, GA	100.0%	(6)	1,643	3,761	5,404	4,383	1,643	8,144	9,787	(1,607)	1980/1982/1985	09/24/2012
1800 West Loop	Houston, TX	100.0%	(5)	8,360	59,292	67,652	6,686	8,360	65,978	74,338	(10,360)	1982	12/04/2012
West Loop I & II	Houston, TX	100.0%	(6)	7,300	29,742	37,042	2,731	7,300	32,473	39,773	(4,582)	1980/1981	12/07/2012
Burbank Collection	Burbank, CA	90.0%	9,098	4,175	8,799	12,974	1,374	4,175	10,173	14,348	(1,284)	2008	12/12/2012
Austin Suburban Portfolio	Austin, TX	100.0%	(6)	8,288	67,745	76,033	2,812	8,288	70,557	78,845	(9,230)	1985/1986/2000	03/28/2013
Westmoor Center	Westminster, CO	100.0%	56,036	10,058	73,510	83,568	1,463	10,058	74,973	85,031	(13,542)	1998/1999	06/12/2013
Central Building	Seattle, WA	100.0%	24,896	7,015	26,124	33,139	1,973	7,015	28,097	35,112	(3,188)	1907	07/10/2013
50 Congress Street	Boston, MA	100.0%	28,075	9,876	43,455	53,331	(90)	9,876	43,365	53,241	(4,943)	1910/1915	07/11/2013
1180 Raymond	Newark, NJ	100.0%	34,895	8,292	37,651	45,943	(557)	8,292	37,094	45,386	(2,769)	1929	08/20/2013
Park Highlands II	North Las Vegas, NV	99.5%	—	20,118	—	20,118	2,074	22,192	—	22,192	—	N/A	12/10/2013
Maitland Promenade II	Orlando, FL	100.0%	20,182	3,434	27,282	30,716	838	3,434	28,120	31,554	(3,668)	2001	12/18/2013
Plaza Buildings	Bellevue, WA	100.0%	111,000	53,040	133,157	186,197	10,597	53,040	143,754	196,794	(12,458)	1978/1983	01/14/2014
424 Bedford	Brooklyn, NY	90.0%	25,358	8,860	24,820	33,680	407	8,860	25,227	34,087	(1,316)	2010	01/31/2014
Richardson Land II	Richardson, TX	90.0%	—	3,096	—	3,096	298	3,394	—	3,394	—	N/A	09/04/2014
	Total Properties Held for Investment			$209,380	$639,780	$849,160	$64,914	$223,201	$690,873	$914,074	$(91,560)
____________________
(1) Building and improvements include tenant origination and absorption costs.
(2) Costs capitalized subsequent to acquisition is net of write-offs of fully depreciated/amortized assets.
(3) The aggregate cost of real estate for federal income tax purposes was $957.1 million as of December 31, 2015.
(4) As of December 31, 2015, $41.2 million of debt was outstanding secured by the Richardson Portfolio.
(5) As of December 31, 2015, $47.1 million of debt was outstanding secured by 1800 West Loop and Iron Point Business Park.
(6) As of December 31, 2015, $100.0 million of debt was outstanding secured by Northridge Center I & II, Powers Ferry Landing East, West Loop I & II and the Austin Suburban Portfolio.

KBS STRATEGIC OPPORTUNITY REIT, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
December 31, 2015
(dollar amounts in thousands)

	2015	2014	2013
Real Estate (1):
Balance at the beginning of the year	$919,259	$668,018	$326,154
Acquisitions (2)	—	227,339	342,985
Improvements	32,385	36,942	24,670
Write-off of fully depreciated and fully amortized assets	(13,212)	(10,362)	(5,835)
Impairments	—	(697)	(2,025)
Loss due to property damages	(2,260)	(707)	—
Sales	(22,098)	(1,274)	(17,931)
Balance at the end of the year	$914,074	$919,259	$668,018

Accumulated depreciation and amortization (1):
Balance at the beginning of the year	$64,171	$29,859	$8,521
Depreciation and amortization expense	41,513	44,848	28,956
Write-off of fully depreciated and fully amortized assets	(13,212)	(10,362)	(5,835)
Impairments	—	(118)	(638)
Sales	(912)	(56)	(1,145)
Balance at the end of the year	$91,560	$64,171	$29,859
____________________
(1) Amounts include real estate held for sale.
(2) Acquisitions includes properties which the Company acquired through foreclosure on or to which it otherwise received title.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on March 28, 2016.

KBS STRATEGIC OPPORTUNITY REIT, INC.

By:	/s/ Keith D. Hall
Keith D. Hall
Chief Executive Officer and Director (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ KEITH D. HALL	Chief Executive Officer and Director (principal executive officer)	March 28, 2016
Keith D. Hall
/s/ PETER MCMILLIAN III	Chairman of the Board, President and Director	March 28, 2016
Peter McMillian III
/s/ JEFFREY K. WALDVOGEL	Chief Financial Officer (principal financial officer)	March 28, 2016
Jeffrey K. Waldvogel
/s/ STACIE K. YAMANE	Chief Accounting Officer (principal accounting officer)	March 28, 2016
Stacie K. Yamane
/s/ MICHAEL L. MEYER	Director	March 28, 2016
Michael L. Meyer
/s/ WILLIAM M. PETAK	Director	March 28, 2016
William M. Petak
/s/ ERIC J. SMITH	Director	March 28, 2016
Eric J. Smith