Form 10-Q
period 2016-03-31
KBS Strategic Opportunity REIT, Inc.
filed 2016-05-11
CIK 1452936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Yes  ☐  No  ☒
As of May 9, 2016, there were 58,667,765 outstanding shares of common stock of KBS Strategic Opportunity REIT, Inc.

KBS STRATEGIC OPPORTUNITY REIT, INC.
FORM 10-Q
March 31, 2016

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2016	December 31, 2015
	(unaudited)
Assets
Real estate held for investment, net	$818,841	$822,514
Real estate loan receivable, net	27,850	27,850
Total real estate and real estate-related investments, net	846,691	850,364
Cash and cash equivalents	273,563	23,058
Restricted cash	19,428	5,807
Investments in unconsolidated joint ventures	74,841	74,437
Rents and other receivables, net	25,706	24,487
Above-market leases, net	918	1,038
Due from affiliate	141	—
Prepaid expenses and other assets	26,208	25,023
Total assets	$1,267,496	$1,004,214
Liabilities and equity
Notes and bonds payable, net	$819,848	$547,323
Accounts payable and accrued liabilities	17,734	17,543
Due to affiliate	164	59
Below-market leases, net	2,427	2,735
Other liabilities	27,350	17,905
Total liabilities	867,523	585,565
Commitments and contingencies (Note 11)
Redeemable common stock	2,161	9,859
Equity
KBS Strategic Opportunity REIT, Inc. stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 58,678,256 and 58,696,115 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	587	587
Additional paid-in capital	504,047	504,303
Cumulative distributions and net losses	(121,893)	(111,527)
Total KBS Strategic Opportunity REIT, Inc. stockholders’ equity	382,741	393,363
Noncontrolling interests	15,071	15,427
Total equity	397,812	408,790
Total liabilities and equity	$1,267,496	$1,004,214
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2016	2015
Revenues:
Rental income	$22,831	$21,860
Tenant reimbursements	4,754	4,310
Interest income from real estate loan receivable	—	975
Other operating income	780	798
Total revenues	28,365	27,943
Expenses:
Operating, maintenance, and management	9,520	8,944
Real estate taxes and insurance	3,874	3,659
Asset management fees to affiliate	2,088	2,053
General and administrative expenses	1,440	862
Depreciation and amortization	11,008	11,229
Interest expense	5,176	3,911
Total expenses	33,106	30,658
Other income (loss):
Other interest income	5	7
Equity in loss of unconsolidated joint venture	(196)	(218)
Gain on sale of real estate, net	—	8,311
Total other (loss) income	(191)	8,100
Net (loss) income	(4,932)	5,385
Net loss (income) attributable to noncontrolling interests	38	(3,150)
Net (loss) income attributable to common stockholders	$(4,894)	$2,235
Net (loss) income per common share, basic and diluted	$(0.08)	$0.04
Weighted-average number of common shares outstanding, basic and diluted	58,699,129	60,036,526
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Year Ended December 31, 2015 and the Three Months Ended March 31, 2016 (unaudited)
(dollars in thousands)

			Additional Paid-in Capital	Cumulative Distributions and Net Losses	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Common Stock
	Shares	Amounts
Balance, December 31, 2014	60,044,329	$600	$524,489	$(91,691)	$433,398	$16,738	$450,136
Net income	—	—	—	2,444	2,444	4,688	7,132
Issuance of common stock	1,114,532	11	13,562	—	13,573	—	13,573
Transfers to redeemable common stock	—	—	(3,663)	—	(3,663)	—	(3,663)
Redemptions of common stock	(2,462,746)	(24)	(30,076)	—	(30,100)	—	(30,100)
Distributions declared	—	—	—	(22,280)	(22,280)	—	(22,280)
Other offering costs	—	—	(9)	—	(9)	—	(9)
Noncontrolling interests contributions	—	—	—	—	—	1,343	1,343
Distributions to noncontrolling interests	—	—	—	—	—	(7,342)	(7,342)
Balance, December 31, 2015	58,696,115	$587	$504,303	$(111,527)	$393,363	$15,427	$408,790
Net loss	—	—	—	(4,894)	(4,894)	(38)	(4,932)
Issuance of common stock	238,202	3	3,198	—	3,201	—	3,201
Transfers from redeemable common stock	—	—	211	—	211	—	211
Redemptions of common stock	(256,061)	(3)	(3,409)	—	(3,412)	—	(3,412)
Distributions declared	—	—	—	(5,472)	(5,472)	—	(5,472)
Acquisitions of noncontrolling interests	—	—	(256)	—	(256)	(485)	(741)
Noncontrolling interests contributions	—	—	—	—	—	167	167
Balance, March 31, 2016	58,678,256	$587	$504,047	$(121,893)	$382,741	$15,071	$397,812
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2016	2015
Cash Flows from Operating Activities:
Net (loss) income	$(4,932)	$5,385
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss due to property damages	421	55
Equity in loss of unconsolidated joint venture	196	218
Depreciation and amortization	11,008	11,229
Non-cash interest income on real estate-related investments	—	(209)
Gain on sale of real estate, net	—	(8,311)
Deferred rent	(556)	(1,379)
Bad debt expense	210	70
Amortization of above- and below-market leases, net	(188)	(221)
Amortization of deferred financing costs	721	731
Amortization of discount on bonds and notes payable, net	9	5
Foreign currency transaction adjustments	303	—
Changes in assets and liabilities:
Restricted cash for operational expenditures	(659)	1,439
Rents and other receivables	(773)	(1,019)
Prepaid expenses and other assets	(3,970)	(2,400)
Accounts payable and accrued liabilities	(647)	(3,202)
Due from affiliate	(141)	—
Due to affiliates	(41)	30
Other liabilities	178	371
Net cash provided by operating activities	1,139	2,792
Cash Flows from Investing Activities:
Improvements to real estate	(6,683)	(10,051)
Proceeds from sales of real estate, net	—	15,734
Investment in unconsolidated joint venture	(600)	(840)
Restricted cash for capital expenditures	(7,771)	(19)
Net cash (used in) provided by investing activities	(15,054)	4,824
Cash Flows from Financing Activities:
Proceeds from notes and bonds payable	286,300	30,066
Principal payments on notes and bonds payable	(13,645)	(4,813)
Payments of deferred financing costs	(8,824)	(5)
Restricted cash for debt service obligations	(5,136)	—
Payments to redeem common stock	(44)	(1,162)
Distributions paid	(2,271)	(2,087)
Noncontrolling interests contributions	167	239
Distributions to noncontrolling interests	—	(4,040)
Acquisitions of noncontrolling interests	(741)	—
Net cash provided by financing activities	255,806	18,198
Effect of exchange rate changes on cash and cash equivalents	8,614	—
Net increase in cash and cash equivalents	250,505	25,814
Cash and cash equivalents, beginning of period	23,058	19,093
Cash and cash equivalents, end of period	$273,563	$44,907
Supplemental Disclosure of Cash Flow Information:
Interest paid, net of capitalized interest of $458 and $522 for the three months ended March 31, 2016 and 2015, respectively	$3,584	$3,178
Supplemental Disclosure of Noncash Investing and Financing Activities:
Decrease in restricted cash in connection with development obligations	$(842)	$—
Increase in accrual improvements to real estate	$122	$—
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$3,201	$3,460
Increase in redeemable common stock payable	$10,855	$—
Increase in restricted cash related to insurance proceeds	$700	$—
Increase in deferred financing payable	$331	$—

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(unaudited)

1.	ORGANIZATION
KBS Strategic Opportunity REIT, Inc. (the “Company”) was formed on October 8, 2008 as a Maryland corporation and elected to be taxed as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2010. The Company conducts its business primarily through KBS Strategic Opportunity (BVI) Holdings, Ltd. (“KBS Strategic Opportunity BVI”), a private company limited by shares according to the British Virgin Islands Business Companies Act, 2004, was incorporated on December 18, 2015 and is authorized to issue a maximum of 50,000 common shares with no par value. Upon incorporation, KBS Strategic Opportunity BVI issued one certificate containing 10,000 common shares with no par value to KBS Strategic Opportunity Limited Partnership (the “Operating Partnership”), a Delaware limited partnership formed on December 10, 2008. The Company is the sole general partner of, and owns a 0.1% partnership interest in the Operating Partnership. KBS Strategic Opportunity Holdings LLC (“REIT Holdings”), a Delaware limited liability company formed on December 9, 2008, owns the remaining 99.9% interest in the Operating Partnership and is its sole limited partner. The Company is the sole member and manager of REIT Holdings.
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
The Company sold 56,584,976 shares of common stock in its primary offering for gross offering proceeds of $561.7 million. As of March 31, 2016, the Company had sold 5,334,710 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $56.0 million. Also, as of March 31, 2016, the Company had redeemed 3,537,673 shares sold in the Offering for $41.8 million. Additionally, on December 29, 2011 and October 23, 2012, the Company issued 220,994 shares and 55,249 shares of common stock, respectively, for $2.0 million and $0.5 million, respectively, in private transactions exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933.
On March 2, 2016, KBS Strategic Opportunity BVI filed a final prospectus with the Israel Securities Authority for a proposed offering of up to 1,000,000,000 Israeli new Shekels of Series A debentures (the “Debentures”) at an annual interest rate not to exceed 4.25%. On March 1, 2016, KBS Strategic Opportunity BVI commenced the institutional tender of the Debentures and accepted application for 842.5 million Israeli new Shekels. On March 7, 2016, KBS Strategic Opportunity BVI commenced the public tender of the Debentures and accepted 127.7 million Israeli new Shekels.  In the aggregate, KBS Strategic Opportunity BVI accepted 970.2 million Israeli new Shekels (approximately $258.3 million as of March 31, 2016) in both the institutional and public tenders at an annual interest rate of 4.25%.  KBS Strategic Opportunity BVI issued the Debentures on March 8, 2016. The terms of the Debentures require principal installment payments equal to 20% of the face value of the Debentures on March 1st of each year from 2019 to 2023.
In connection with the above-referenced offering, on March 8, 2016, the Operating Partnership assigned to KBS Strategic Opportunity BVI all of its interests in the subsidiaries through which the Company indirectly owns all of its real estate and real estate-related investments.  The Operating Partnership owns all of the issued and outstanding equity of KBS Strategic Opportunity BVI.  As a result of these transactions, the Company now holds all of its real estate and real estate-related investments indirectly through KBS Strategic Opportunity BVI.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2016
(unaudited)

As of March 31, 2016, the Company owned 10 office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 25 acres of undeveloped land, one office portfolio consisting of three office properties, one retail property, two apartment properties, two investments in undeveloped land encompassing an aggregate of 1,670 acres, one first mortgage loan and two investments in unconsolidated joint ventures.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2015, except for the addition of an accounting policy with respect to foreign currency transactions. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K filed with the SEC.
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.
The consolidated financial statements include the accounts of the Company, REIT Holdings, the Operating Partnership, KBS Strategic Opportunity BVI and their direct and indirect wholly owned subsidiaries, and joint ventures in which the Company has a controlling interest. All significant intercompany balances and transactions are eliminated in consolidation.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.
Foreign Currency Transactions
The U.S. dollar is the Company’s functional currency. Transactions denominated in currency other than the Company’s functional currency are recorded upon initial recognition at the exchange rate on the date of the transaction. After initial recognition, monetary assets and liabilities denominated in foreign currency are remeasured at each reporting date into the foreign currency at the exchange rate on that date. Exchange rate differences, other than those accounted for as hedging transactions, are recognized as foreign currency transaction gain or loss included in general and administrative expenses in the Company’s consolidated statements of operations.
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
March 31, 2016
(unaudited)

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
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three months ended March 31, 2016 and 2015.
Distributions declared per share were $0.09323770 and $0.09246575 during the three months ended March 31, 2016 and 2015, respectively.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2016
(unaudited)

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU No. 2015-02”), which amended the existing accounting standards for consolidation under both the variable interest model and the voting model. ASU No. 2015-02 modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. ASU No. 2015-02 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments in ASU No. 2015-02 using: (a) a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption; or (b) by applying the amendments retrospectively. On January 1, 2016, the Company adopted ASU No. 2015-02 and re-evaluated its consolidation analysis of its joint ventures, concluding that such adoption did not result in (a) the classification of any entities as VIEs, (b) a consolidation of entities not previously consolidated or (c) a deconsolidation of entities previously consolidated.
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

3.	REAL ESTATE HELD FOR INVESTMENT
As of March 31, 2016, the Company owned 10 office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 25 acres of undeveloped land, one office portfolio consisting of three office properties and one retail property encompassing, in the aggregate, approximately 4.4 million rentable square feet. As of March 31, 2016, these properties were 85% occupied. In addition, the Company owned two apartment properties, containing 383 units and encompassing approximately 0.3 million rentable square feet, which were 91% occupied. The Company also owned two investments in undeveloped land encompassing an aggregate of 1,670 acres. The following table summarizes the Company’s real estate held for investment as of March 31, 2016 and December 31, 2015, respectively (in thousands):

	March 31, 2016	December 31, 2015
Land	$224,625	$223,201
Buildings and improvements	649,978	646,979
Tenant origination and absorption costs	41,511	43,894
Total real estate, cost	916,114	914,074
Accumulated depreciation and amortization	(97,273)	(91,560)
Total real estate, net	$818,841	$822,514

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2016
(unaudited)

The following table provides summary information regarding the Company’s real estate held for investment as of March 31, 2016 (in thousands):

Property	Date Acquired or Foreclosed on	City	State	Property Type	Land	Building and Improvements	Tenant Origination and Absorption	Total Real Estate at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net	Ownership %
Northridge Center I & II	03/25/2011	Atlanta	GA	Office	$2,234	$7,512	$—	$9,746	$(2,179)	$7,567	100.0%
Iron Point Business Park	06/21/2011	Folsom	CA	Office	2,671	19,588	—	22,259	(4,076)	18,183	100.0%
Richardson Portfolio:
Palisades Central I	11/23/2011	Richardson	TX	Office	1,037	10,391	684	12,112	(2,214)	9,898	90.0%
Palisades Central II	11/23/2011	Richardson	TX	Office	810	17,998	1,219	20,027	(4,916)	15,111	90.0%
Greenway I	11/23/2011	Richardson	TX	Office	561	2,156	—	2,717	(614)	2,103	90.0%
Greenway III	11/23/2011	Richardson	TX	Office	702	3,928	785	5,415	(1,669)	3,746	90.0%
Undeveloped Land	11/23/2011	Richardson	TX	Undeveloped Land	3,056	—	—	3,056	—	3,056	90.0%
Total Richardson Portfolio					6,166	34,473	2,688	43,327	(9,413)	33,914
Park Highlands (1)	12/30/2011	North Las Vegas	NV	Undeveloped Land	31,815	—	—	31,815	—	31,815	51.6%
Bellevue Technology Center	07/31/2012	Bellevue	WA	Office	25,506	56,130	3,813	85,449	(8,889)	76,560	100.0%
Powers Ferry Landing East	09/24/2012	Atlanta	GA	Office	1,643	8,039	105	9,787	(1,811)	7,976	100.0%
1800 West Loop	12/04/2012	Houston	TX	Office	8,360	60,690	5,291	74,341	(11,248)	63,093	100.0%
West Loop I & II	12/07/2012	Houston	TX	Office	7,300	31,108	2,139	40,547	(4,966)	35,581	100.0%
Burbank Collection	12/12/2012	Burbank	CA	Retail	4,175	9,366	725	14,266	(1,334)	12,932	90.0%
Austin Suburban Portfolio	03/28/2013	Austin	TX	Office	8,288	67,747	2,914	78,949	(9,646)	69,303	100.0%
Westmoor Center	06/12/2013	Westminster	CO	Office	10,058	65,399	7,085	82,542	(12,126)	70,416	100.0%
Central Building	07/10/2013	Seattle	WA	Office	7,015	26,187	1,937	35,139	(3,436)	31,703	100.0%
50 Congress Street	07/11/2013	Boston	MA	Office	9,876	40,960	2,523	53,359	(5,280)	48,079	100.0%
1180 Raymond	08/20/2013	Newark	NJ	Apartment	8,292	36,966	136	45,394	(3,073)	42,321	100.0%
Park Highlands II (2)	12/10/2013	North Las Vegas	NV	Undeveloped Land	22,502	—	—	22,502	—	22,502	100.0%
Maitland Promenade II	12/18/2013	Orlando	FL	Office	3,434	24,266	4,295	31,995	(4,297)	27,698	100.0%
Plaza Buildings	01/14/2014	Bellevue	WA	Office	53,040	136,180	7,860	197,080	(14,005)	183,075	100.0%
424 Bedford	01/31/2014	Brooklyn	NY	Apartment	8,860	25,367	—	34,227	(1,494)	32,733	90.0%
Richardson Land II	09/04/2014	Richardson	TX	Undeveloped Land	3,390	—	—	3,390	—	3,390	90.0%
					$224,625	$649,978	$41,511	$916,114	$(97,273)	$818,841
_____________________
(1) On March 18, 2016, the Company increased its membership interest in the Park Highlands joint venture from 50.1% to 51.58% by acquiring an additional 1.48% membership interest from one of the joint venture partners.
(2) On March 18, 2016, the Company increased its membership interest in the Park Highlands II joint venture from 99.5% to 100% by acquiring the remaining 0.5% membership interest from its joint venture partner.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2016
(unaudited)

Operating Leases
Certain of the Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of March 31, 2016, the leases, excluding options to extend and apartment leases, which have terms that are generally one year or less, had remaining terms of up to 12.0 years with a weighted-average remaining term of 3.9 years. Some of the leases have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from tenants in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash and assumed in real estate acquisitions or foreclosures related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $5.4 million and $5.3 million as of March 31, 2016 and December 31, 2015, respectively.
During the three months ended March 31, 2016 and 2015, the Company recognized deferred rent from tenants of $0.6 million and $1.4 million, respectively, net of lease incentive amortization. As of March 31, 2016 and December 31, 2015, the cumulative deferred rent receivable balance, including unamortized lease incentive receivables, was $23.8 million and $22.8 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $3.1 million and $2.8 million of unamortized lease incentives as of March 31, 2016 and December 31, 2015, respectively. The Company records property operating expense reimbursements due from tenants for common area maintenance, real estate taxes, and other recoverable costs in the period the related expenses are incurred.
As of March 31, 2016, the future minimum rental income from the Company’s properties, excluding apartment leases, under non-cancelable operating leases was as follows (in thousands):

April 1, 2016 through December 31, 2016	$59,156
2017	76,234
2018	65,842
2019	53,482
2020	41,379
Thereafter	96,887
$392,980
As of March 31, 2016, the Company’s commercial real estate properties were leased to approximately 500 tenants over a diverse range of industries and geographic areas. The Company’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Finance	54	$10,511	13.0%
Computer System Design & Programming	45	10,491	12.9%
Insurance Carriers & Related Activities	28	8,767	10.8%
		$29,769	36.7%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of March 31, 2016, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
No other tenant industries accounted for more than 10% of annualized base rent. No material tenant credit issues have been identified at this time.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2016
(unaudited)

Geographic Concentration Risk
As of March 31, 2016, the Company’s real estate investments in Washington and Texas represented 23.0% and 16.2% of the Company’s total assets, respectively.  As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the Washington and Texas real estate markets.  Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.

4.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES
As of March 31, 2016 and December 31, 2015, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Cost	$41,511	$43,894	$2,336	$2,399	$(5,692)	$(5,826)
Accumulated Amortization	(22,577)	(22,749)	(1,418)	(1,361)	3,265	3,091
Net Amount	$18,934	$21,145	$918	$1,038	$(2,427)	$(2,735)
Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three months ended March 31, 2016 and 2015 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended March 31,		For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2016	2015	2016	2015	2016	2015
Amortization	$(2,211)	$(2,923)	$(120)	$(273)	$308	$494
Additionally, as of March 31, 2016 and December 31, 2015, the Company had recorded unamortized tax abatement intangible assets, which are included in prepaid expenses and other assets in the accompanying balance sheets, of $7.0 million and $7.2 million, respectively.  During the three months ended March 31, 2016 and 2015, the Company recorded amortization expense of $0.2 million related to tax abatement intangible assets.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2016
(unaudited)

5.	REAL ESTATE LOAN RECEIVABLE
As of March 31, 2016, the Company owned one real estate loan receivable that it had originated. The information for that real estate loan receivable as of March 31, 2016 and December 31, 2015 is set forth below (in thousands):

Loan Name Location of Related Property or Collateral	Date Originated	Property Type	Loan Type	Outstanding Principal Balance as of March 31, 2016 (1)	Book Value as of March 31, 2016 (2)	Book Value as of December 31, 2015 (2)	Contractual Interest Rate (3)	Annualized Effective Interest Rate (3)	Maturity Date
University House First Mortgage
New York, New York	3/20/2013	Student Housing	Mortgage	$27,850	$27,850	$27,850	16.0%	(4)	(4)
_____________________
(1) Outstanding principal balance as of March 31, 2016 represents original principal balance outstanding under the loan, increased for any subsequent fundings, including interest income deferred until maturity.
(2) Book value of the real estate loan receivable represents outstanding principal balance adjusted for unamortized acquisition discounts, origination fees and direct origination and acquisition costs and additional interest accretion.
(3) Contractual interest rate is the stated default interest rate on the face of the loan. Annualized effective interest rate is calculated as the actual interest income recognized in 2016, using the interest method annualized (if applicable) and divided by the average amortized cost basis of the investment. The annualized effective interest rate and contractual interest rate presented are as of March 31, 2016.
(4) See below for a discussion of the maturity default on the University House First Mortgage.
On June 30, 2015, the University House First Mortgage matured without repayment.  As a result, on July 1, 2015, the Company provided notice to the borrower of default and may commence foreclosure proceedings on, or otherwise take title to, the property securing the University House First Mortgage.  As of July 1, 2015, the Company had determined the University House Mortgage to be impaired and began recognizing income on a cash basis. The Company generally recognizes income on impaired loans on either a cash basis, where interest income is only recorded when received in cash, or on a cost-recovery basis, where all cash receipts are applied against the carrying value of the loan. The Company will resume the accrual of interest if it determines the collection of interest according to the contractual terms of the loan is probable.  The Company considers the collectibility or recoverability of the loan’s principal balance in determining whether to recognize income on impaired loans.  The Company did not record a provision for loan loss reserves during the three months ended March 31, 2016 or 2015 as the Company believed the entire principal balance of $27.9 million related to the University House First Mortgage to be fully recoverable.
On April 21, 2016, the University House First Mortgage lender entered into an assignment of mortgage to assign the University House First Mortgage to an assignee unaffiliated with the Company or the Advisor. For information with respect to the assignment, see Note 12, “Subsequent Events - Assignment of University House First Mortgage Loan.”
For the three months ended March 31, 2016 and 2015, interest income from the real estate loan receivable consisted of the following (in thousands):

	Three Months Ended March 31,
	2016	2015
Contractual interest income	$—	$766
Accretion of closing costs, origination fees and extension fees, net	—	209
Interest income from real estate loan receivable	$—	$975

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2016
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
During the year ended December 31, 2015, the Company sold two office properties. The results of operations of these properties and gain on sale are included in continuing operations on the accompanying statements of operations. During the three months ended March 31, 2016, the Company did not have any dispositions and no properties were classified as held for sale as of March 31, 2016. The following table summarizes certain revenue and expenses related to these properties for the three months ended March 31, 2016, and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Total revenues	$—	$210

Total expenses	3	436

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2016
(unaudited)

7.	NOTES AND BONDS PAYABLE
As of March 31, 2016 and December 31, 2015, the Company’s notes and bonds payable consisted of the following (dollars in thousands):

	Book Value as of March 31, 2016	Book Value as of December 31, 2015	Contractual Interest Rate as of March 31, 2016 (1)	Effective Interest Rate at March 31, 2016 (1)	Payment Type	Maturity Date (2)
Richardson Portfolio Mortgage Loan	$41,031	$41,177	One-Month LIBOR + 2.10%	2.54%	Principal & Interest	05/01/2017
Bellevue Technology Center Mortgage Loan	59,899	52,960	One-Month LIBOR + 2.25%	2.69%	Principal & Interest	03/01/2017
Portfolio Revolving Loan Facility (3)	55,612	47,087	One-Month LIBOR + 2.25%	2.69%	Interest Only	05/01/2017
Portfolio Mortgage Loan	103,932	100,032	One-Month LIBOR + 2.25%	2.69%	Interest Only (4)	07/01/2017
Burbank Collection Mortgage Loan	9,098	9,098	One-Month LIBOR + 2.35%	2.85%	Interest Only	09/30/2016
50 Congress Mortgage Loan	28,766	28,075	One-Month LIBOR + 1.90%	2.34%	Interest Only (4)	10/01/2017
1180 Raymond Bond Payable	6,755	6,795	6.50%	6.50%	Principal & Interest	09/01/2036
Central Building Mortgage Loan	25,969	24,896	One-Month LIBOR + 1.75%	2.19%	Interest Only	11/13/2018
Maitland Promenade II Mortgage Loan (5)	20,116	20,182	One-Month LIBOR + 2.90%	3.34%	Principal & Interest	01/01/2017
Westmoor Center Mortgage Loan	56,036	56,036	One-Month LIBOR + 2.25%	2.69%	Interest Only (4)	02/01/2018
Plaza Buildings Senior Loan	110,799	111,000	One-Month LIBOR + 1.90%	2.34%	Principal & Interest	01/14/2017
424 Bedford Mortgage Loan	25,227	25,358	3.91%	3.91%	Principal & Interest	10/01/2022
1180 Raymond Mortgage Loan	31,000	28,100	One-Month LIBOR + 2.25%	2.69%	Interest Only	12/01/2017
KBS SOR (BVI) Holdings, Ltd. Series A Debentures (6)	258,307	—	4.25%	4.25%	(6)	03/01/2023
Total Notes and Bonds Payable principal outstanding	832,547	550,796
Net Premium/Discount on Notes and Bonds Payable (7)	59	50
Deferred financing costs, net	(12,758)	(3,523)
Total Notes and Bonds Payable, net	$819,848	$547,323
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of March 31, 2016. Effective interest rate is calculated as the actual interest rate in effect as of March 31, 2016 (consisting of the contractual interest rate and contractual floor rates), using interest rate indices at March 31, 2016, where applicable.
(2) Represents the initial maturity date or the maturity date as extended as of March 31, 2016; subject to certain conditions, the maturity dates of certain loans may be extended beyond the date shown.
(3) The Portfolio Revolving Loan Facility is secured by the 1800 West Loop Building and the Iron Point Business Park. The Portfolio Revolving Loan Facility is comprised of $59.5 million of revolving debt and $13.0 million of non-revolving debt available to be used for tenant improvements, leasing commissions and capital improvements, subject to certain terms and conditions contained in the loan documents. As of March 31, 2016, $43.8 million of revolving debt and $11.8 million of non-revolving debt had been disbursed to the Company and the remaining $19.7 million of revolving debt and $1.2 million of non-revolving debt is available for future disbursements, subject to certain conditions contained in the loan documents. Monthly payments are initially interest only. Beginning June 1, 2016, and to the extent that there are amounts outstanding under the non-revolving portion of the loan, monthly payments will include interest and principal amortization payments of up to $80,000 per month.
(4) Represents the payment type required under the loan as of March 31, 2016. Certain future monthly payments due under this loan also include amortizing principal payments. For more information of the Company’s contractual obligations under its notes and bonds payable, see five-year maturity table below.
(5) Interest on the Maitland Promenade II Mortgage Loan is calculated at a variable annual rate of 290 basis points over one-month LIBOR, but at no point shall the interest rate be less than 3.25%.
(6) See “– Recent Financing Transaction – Israeli Bond Financing” below.
(7) Represents the unamortized premium/discount on notes and bonds payable due to the above- and below-market interest rates when the debt was assumed. The discount/premium is amortized over the remaining life of the notes and bonds payable.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2016
(unaudited)

During the three months ended March 31, 2016 and 2015 the Company incurred $5.2 million and $3.9 million of interest expense, respectively. Included in interest expense for the three months ended March 31, 2016 and 2015 was $0.7 million and $0.7 million of amortization of deferred financing costs, respectively. Additionally, during the three months ended March 31, 2016 and 2015, the Company capitalized $0.5 million and $0.5 million of interest to its investments in undeveloped land, respectively. As of March 31, 2016 , the Company’s deferred financing costs were $12.8 million, net of amortization, which are included in notes and bonds payable, net. As of December 31, 2015, the Company’s deferred financing costs were $4.7 million, net of amortization, of which $3.5 million is included in notes and bonds payable, net and $1.2 million is included in prepaid expenses and other assets on the accompanying consolidated balance sheets, respectively. As of March 31, 2016 and December 31, 2015, the Company’s interest payable was $2.0 million and $1.2 million, respectively.
The following is a schedule of maturities, including principal amortization payments, for all notes and bonds payable outstanding as of March 31, 2016 (in thousands):

April 1, 2016 through December 31, 2016	$13,035
2017	449,008
2018	82,255
2019	52,473
2020	52,508
Thereafter	183,268
$832,547
The Company’s notes payable contain financial debt covenants. As of March 31, 2016, the Company was in compliance with all of these debt covenants.
Recent Financing Transactions
Israeli Bond Financing
On March 2, 2016, KBS Strategic Opportunity BVI, a wholly owned subsidiary of the Company, filed a final prospectus with the Israel Securities Authority for a proposed offering of up to 1,000,000,000 Israeli new Shekels of Series A debentures (the “Debentures”) at an annual interest rate not to exceed 4.25%. On March 1, 2016, KBS Strategic Opportunity BVI commenced the institutional tender of the Debentures and accepted application for 842.5 million Israeli new Shekels. On March 7, 2016, KBS Strategic Opportunity BVI commenced the public tender of the Debentures and accepted 127.7 million Israeli new Shekels.  In the aggregate, KBS Strategic Opportunity BVI accepted 970.2 million Israeli new Shekels (approximately $258.3 million as of March 31, 2016) in both the institutional and public tenders at an annual interest rate of 4.25%.  KBS Strategic Opportunity BVI issued the Debentures on March 8, 2016. The terms of the Debentures require principal installment payments equal to 20% of the face value of the Debentures on March 1st of each year from 2019 to 2023.
As of March 31, 2016, the Company incurred legal, rating and underwriting fees of approximately $9.8 million in connection with the offering. In addition, the Company funded interest reserves of 20.0 million Israeli new Shekels (approximately $5.3 million as of March 31, 2016) and 1.0 million Israeli new Shekels (approximately $0.3 million as of March 31, 2016) of expense reserve required by the Debenture documents.
The deed of trust that governs the terms of the Debentures contains various financial covenants. As of March 31, 2016, the Company was in compliance with all of these financial debt covenants.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2016
(unaudited)

8.	FAIR VALUE DISCLOSURES
Under GAAP, the Company is required to measure certain financial instruments at fair value on a recurring basis. In addition, the Company is required to measure other non-financial and financial assets at fair value on a non-recurring basis (e.g., carrying value of impaired real estate loans receivable and long-lived assets). Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The GAAP fair value framework uses a three-tiered approach. Fair value measurements are classified and disclosed in one of the following three categories:

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
Notes and bonds payable: The fair values of the Company’s notes and bonds payable are estimated using a discounted cash flow analysis based on management’s estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio, type of collateral and other credit enhancements. Additionally, when determining the fair value of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available, the Company measures fair value using (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as assets or (ii) another valuation technique that is consistent with the principles of fair value measurement, such as the income approach or the market approach. The Company classifies these inputs as Level 3 inputs. The Company’s bonds issued in Israel are publicly traded on the Tel-Aviv Stock Exchange. The Company used the quoted price as of March 31, 2016 for the fair value of its bonds issued in Israel. The Company classifies this input as a Level 1 input.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2016
(unaudited)

The following were the face values, carrying amounts and fair values of the Company’s financial instruments as of March 31, 2016 and December 31, 2015, which carrying amounts do not approximate the fair values (in thousands):

	March 31, 2016			December 31, 2015
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Real estate loan receivable	$27,850	$27,850	$27,850	$27,850	$27,850	$27,850
Financial liabilities:
Notes and bonds payable	$574,240	$571,249	$577,632	$550,796	$547,323	$554,007
KBS SOR (BVI) Holdings, Ltd. Series A Debentures	$258,307	$248,599	$260,864	$—	$—	$—
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
During the three months ended March 31, 2016 and 2015, no other business transactions occurred between the Company and these other KBS-sponsored programs.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2016
(unaudited)

Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three months ended March 31, 2016 and 2015, respectively, and any related amounts payable as of March 31, 2016 and December 31, 2015 (in thousands):

	Incurred		Payable as of
	Three Months Ended March 31,		March 31,	December 31,
	2016	2015	2016	2015
Expensed
Asset management fees	$2,088	$2,053	$—	$—
Reimbursable operating expenses (1)	44	46	164	59
Disposition fees(2)	—	102	—	—
	$2,132	$2,201	$164	$59
_____________________
(1) The Advisor may seek reimbursement for certain employee costs under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $44,000 and $33,000 for the three months ended March 31, 2016 and 2015, respectively, and were the only employee costs reimbursed under the Advisory Agreement during these periods. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company's direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company.
(2) Disposition fees with respect to real estate sold are included in the gain on sale of real estate in the accompanying consolidated statements of operations.
As of March 31, 2016, the Company had $0.1 million due from the Advisor, which consisted of a property insurance rebate and legal and professional fees reimbursable to the Company.

10.	INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
As of March 31, 2016 and December 31, 2015, the Company’s investments in unconsolidated joint ventures were composed of the following (dollars in thousands):

				Investment Balance at
Joint Venture	Number of Properties	Location	Ownership %	March 31, 2016	December 31, 2015
NIP Joint Venture	21	Various	Less than 5.0%	$5,305	$5,305
110 William Joint Venture	1	New York, New York	60.0%	69,536	69,132
				$74,841	$74,437

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2016
(unaudited)

Investment in National Industrial Portfolio Joint Venture
On May 18, 2012, the Company, through an indirect wholly owned subsidiary, entered into a joint venture (the “NIP Joint Venture”) with OCM NIP JV Holdings, L.P. and HC KBS NIP JV, LLC (“HC-KBS”). The NIP Joint Venture owns 21 industrial properties and a master lease with respect to another industrial property encompassing 10.8 million square feet. The Company made an initial capital contribution of $8.0 million which represents less than a 5.0% ownership interest in the NIP Joint Venture as of March 31, 2016. The Company has virtually no influence over the NIP Joint Venture’s operations, financial policies or decision making. Accordingly, the Company has accounted for its investment in the NIP Joint Venture under the cost method of accounting. Income, losses and distributions from the NIP Joint Venture are generally allocated among the members based on their respective equity interests.
KBS REIT I, an affiliate of the Advisor, is a member of HC-KBS and has a participation interest in certain future potential profits generated by the NIP Joint Venture.  However, KBS REIT I does not have any equity interest in the NIP Joint Venture. None of the other joint venture partners are affiliated with the Company or the Advisor.
As of March 31, 2016 and December 31, 2015, the book value of the Company’s investment in the NIP Joint Venture was $5.3 million. During the three months ended March 31, 2016 and 2015, the Company did not receive any distributions related to its investment in the NIP Joint Venture.
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
As of March 31, 2016 and December 31, 2015, the book value of the Company’s investment in the 110 William Joint Venture was $69.5 million and $69.1 million, respectively, which includes $1.5 million of unamortized acquisition fees and expenses incurred directly by the Company.
Summarized financial information for the 110 William Joint Venture follows (in thousands):

	(unaudited)
	March 31, 2016	December 31, 2015
Assets:
Real estate assets, net of accumulated depreciation and amortization	$268,618	$269,664
Other assets	20,148	18,973
Total assets	$288,766	$288,637
Liabilities and Equity:
Notes payable, net(1)	$161,210	$162,395
Other liabilities	14,240	13,617
Partners’ capital	113,316	112,625
Total Liabilities and Equity	$288,766	$288,637
_____________________
(1) Includes (i) a first mortgage loan with an outstanding principal balance of $138.0 million and $138.6 million as of March 31, 2016 and December 31, 2015, respectively, bearing interest at a fixed rate of 4.8% per annum and maturing on July 6, 2017 and (ii) a mezzanine loan with an outstanding principal balance of $20.0 million as of March 31, 2016 and December 31, 2015 bearing interest at a fixed rate of 9.5% per annum and maturing on July 6, 2017.  The amount presented includes a premium on notes payable of $3.8 million and $4.5 million as of March 31, 2016 and December 31, 2015, respectively and deferred financing costs, net of $0.6 million and $0.7 million as of March 31, 2016 and December 31, 2015, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2016
(unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues	$8,251	$8,285
Expenses:
Operating, maintenance, and management	2,505	2,703
Real estate taxes and insurance	1,434	1,336
Depreciation and amortization	3,121	3,060
Interest expense	1,516	1,533
Total expenses	8,576	8,632
Other income	16	1
Net loss	$(309)	$(346)
Company’s equity in loss of unconsolidated joint venture	$(196)	$(218)

11.	COMMITMENTS AND CONTINGENCIES
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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Although there can be no assurance, the Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations as of March 31, 2016. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities.
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
March 31, 2016
(unaudited)

12.	SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Assignment of University House First Mortgage
On April 21, 2016, the Company entered into an assignment of mortgage to assign the University House First Mortgage to an assignee unaffiliated with the Company or the Advisor. On April 22, 2016, the Company received $31.6 million in connection with the assignment of the University House First Mortgage. The proceeds received from the assignment reflects the entire principal balance and interest due, including any default interest, as of April 21, 2016, plus any legal costs incurred by the Company in connection with the assignment.
Real Estate Acquisition and Probable Acquisition Subsequent to March 31, 2016
Acquisition of Westpark Portfolio
On May 10, 2016, the Company, through an indirect wholly owned subsidiary, acquired from Calwest Industrial Properties, LLC a portfolio of 21 office/flex/industrial buildings containing a total of 778,472 rentable square feet located on approximately 41 acres of land in Redmond, Washington (the “Westpark Portfolio”). The seller is not affiliated with the Company or the Advisor.
The purchase price of the Westpark Portfolio was $128.0 million plus closing costs. The Company funded the purchase of the Westpark Portfolio with proceeds from its offering of Series A debentures to Israeli investors and proceeds from an existing credit facility. The Company is in process of assessing the fair value of the acquired tangible assets and any applicable intangible assets and liabilities for this business combination.
The Westpark Portfolio was built between 1984 and 1992. At acquisition, the Westpark Portfolio was 82% leased to over 100 tenants.
Probable Acquisition of 353 Sacramento
On May 9, 2016, the Company, through an indirect wholly owned subsidiary, entered into a real estate sale agreement to purchase an office building containing 284,751 rentable square feet located on approximately 0.35 acres of land in San Francisco, California (“353 Sacramento”).  On April 28, 2016, the Advisor entered into a real estate sale agreement with Pacific EIH Sacramento, LLC (the “Seller”) to purchase 353 Sacramento. The Seller is not affiliated with the Company or the Advisor. On May 9, 2016, the Advisor assigned this real estate sale agreement to a wholly owned subsidiary of the Company for $1.0 million, which is the amount of the initial deposit paid by the Advisor.
Pursuant to the real estate sale agreement, the Company would be obligated to purchase the property only after satisfactory completion of agreed upon closing conditions.  There can be no assurance that the Company will complete the acquisition. In some circumstances, if the Company fails to complete the acquisition, it may forfeit up to $8.0 million of earnest money. The contractual purchase price of 353 Sacramento is $169.5 million plus closing costs.
353 Sacramento was built in 1982 and, as of May 9, 2016, was 87% leased to 25 tenants.

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

•
We have focused, and may continue to focus, our investments in non-performing real estate and real estate-related loans, real estate-related loans secured by non-stabilized assets and real estate-related securities, which involve more risk than investments in performing real estate and real estate-related assets

All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission (the “SEC”).
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
On January 8, 2009, we filed a registration statement on Form S-11 with the SEC to offer a minimum of 250,000 shares and a maximum of 140,000,000 shares of common stock for sale to the public, of which 100,000,000 shares were registered in our primary offering and 40,000,000 shares were registered under our dividend reinvestment plan. We ceased offering shares of common stock in our primary offering on November 14, 2012. We sold 56,584,976 shares of common stock in the primary offering for gross offering proceeds of $561.7 million. We continue to offer shares of common stock under the dividend reinvestment plan. As of March 31, 2016, we had sold 5,334,710 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $56.0 million. Also as of March 31, 2016, we had redeemed 3,537,673 of the shares sold in our offering for $41.8 million. Additionally, on December 29, 2011 and October 23, 2012, we issued 220,994 shares and 55,249 shares of common stock, respectively, for $2.0 million and $0.5 million, respectively, in private transactions exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.
On March 2, 2016, KBS Strategic Opportunity (BVI) Holdings, Ltd. (“KBS Strategic Opportunity BVI”), our wholly owned subsidiary, filed a final prospectus with the Israel Securities Authority for a proposed offering of up to 1,000,000,000 Israeli new Shekels of Series A debentures (the “Debentures”) at an annual interest rate not to exceed 4.25%. On March 1, 2016, KBS Strategic Opportunity BVI commenced the institutional tender of the Debentures and accepted application for 842.5 million Israeli new Shekels. On March 7, 2016, KBS Strategic Opportunity BVI commenced the public tender of the Debentures and accepted 127.7 million Israeli new Shekels.  In the aggregate, KBS Strategic Opportunity BVI accepted 970.2 million Israeli new Shekels (approximately $258.3 million as of March 31, 2016) in both the institutional and public tenders at an annual interest rate of 4.25%.  KBS Strategic Opportunity BVI issued the Debentures on March 8, 2016. The terms of the Debentures require principal installment payments equal to 20% of the face value of the Debentures on March 1st of each year from 2019 to 2023.
As of March 31, 2016, we owned 10 office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 25 acres of undeveloped land, one office portfolio consisting of three office properties, one retail property, two apartment properties, two investments in undeveloped land encompassing an aggregate of 1,670 acres, one first mortgage loan and two investments in unconsolidated joint ventures.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Market Outlook – Real Estate and Real Estate Finance Markets
The following discussion is based on management’s beliefs, observations and expectations with respect to the real estate and real estate finance markets.
Current conditions in the global capital markets remain volatile. The International Monetary Fund, in its Global Financial Stability Report, states that the economic outlook has deteriorated in advanced economies because of heightened uncertainty and setbacks to growth and confidence. This situation is amplified in emerging economies, where oil and commodity prices, coupled with slower economic growth, have kept risk levels elevated. Dismal financial conditions in Europe and Japan, and continued outflows from emerging markets are some of the crucial risks leading to financial uncertainty and poor investor confidence. China, in particular, has been a source of uncertainty, as the economy is undergoing a complex transition towards a more sustainable growth model; one that is based on consumption and services.
In the United States, economic growth has been relatively steady and low. The U.S. labor markets have been improving and are adding approximately 200,000 jobs each month. The unemployment rate is hovering around 5%. These positive signs are, however, offset somewhat by a lack of real income growth and a persistently low labor participation rate. The U.S. energy market has been struggling with the oversupply of oil and natural gas, which is a reversal of the trend that played an important role in the U.S. economic recovery following the 2008-2009 recession. Forward-looking economic indicators provided by the Federal Reserve are pointing to a continued slowing in gross domestic product in Q1 2016.
Central bank interventions and the use of monetary policy to combat the lingering effects of the 2008-2009 recession continue to affect the global economy. The Federal Reserve pursued an accommodative monetary policy that included cutting interest rates and implementing a quantitative easing (“QE”) program. In 2015, the U.S. economy continued strengthening, and the Federal Reserve ceased the QE program and raised the Target Funds rate by 25 basis points. Following this move, the U.S. economic indicators started to weaken, and the dollar traded off against most major world currencies.
In Europe and Japan, the central bank interventions into the local economies have continued. Asset purchases and stimulus programs in both regions have driven down interest rates and investment yields. Both regions now have unnaturally low interest rates, with some government and corporate bonds trading with negative yields. While the intent of these policies is to spur economic growth, the size of these programs is unprecedented, and the ultimate impact on the global financial system remains unknown.
With the backdrop of increasing levels of global political conflict, and weaker international economic conditions, the U.S. dollar has remained a safe haven currency. Slowing economic growth and poor corporate earnings have caused the markets to discount talk of further interest rate increases. This, in turn, has kept the U.S. yield curve near all-time lows, and has kept the dollar weak.
The U.S. commercial real estate market continues to benefit from strong inflows of foreign capital. In 2015, commercial real estate transaction volumes increased 23%, making 2015 the second highest level of investment volume, behind only 2007. Low interest rates and aggressive loan underwriting standards have helped drive property values higher. In the first quarter of 2016, lending standards were tightened and transaction volumes have slowed. This phenomenon is best captured in the decline of the commercial mortgage backed securities market, which saw issuance forecasts slashed as of 2016. Highly leveraged investors are temporarily being forced out of the market. Secondary markets and riskier asset classes experienced a drop in prices.
Liquidity and Capital Resources
Our principal demand for funds during the short and long-term is and will be for the acquisition of real estate and real estate-related investments; payment of operating expenses, capital expenditures and general and administrative expenses; payments under debt obligations; redemptions of common stock; and payments of distributions to stockholders. To date, we have had five primary sources of capital for meeting our cash requirements:

•	Proceeds from the primary portion of our initial public offering;

•	Proceeds from our dividend reinvestment plan;

•	Debt financing;

•	Proceeds from our public bond offering to Israeli investors;

•	Proceeds from the sale of real estate and the repayment of real estate-related investments; and

•	Cash flow generated by our real estate and real estate-related investments.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

We sold 56,584,976 shares of common stock in the primary portion of our initial public offering for gross offering proceeds of $561.7 million. We ceased offering shares in the primary portion of our initial public offering on November 14, 2012. We continue to offer shares of common stock under the dividend reinvestment plan. As of March 31, 2016, we had sold 5,334,710 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $56.0 million. To date, we have invested all of the net proceeds from our initial public offering in real estate and real estate-related investments. We intend to use our cash on hand, proceeds from debt financing, proceeds from the issuance of our 4.25% bonds to Israeli investors, cash flow generated by our real estate operations and real estate-related investments, proceeds from our dividend reinvestment plan and principal repayments on our real estate loans receivable as our primary sources of immediate and long-term liquidity.
Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures and corporate general and administrative expenses.  Cash flow from operations from our real estate investments is primarily dependent upon the occupancy levels of our properties, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures.  As of March 31, 2016, our office and retail properties were collectively 85% occupied and our apartment properties were collectively 91% occupied.
Investments in real estate-related loans generate cash flow in the form of interest income, which are reduced by loan service fees, asset management fees and corporate general and administrative expenses. As of March 31, 2016, we had one real estate loan receivable outstanding with a total book value of $27.9 million. On June 30, 2015, the University House first mortgage loan matured without repayment. On April 21, 2016, the University House First Mortgage Loan lender entered into an assignment of mortgage to assign the University House First Mortgage Loan to an assignee unaffiliated with the Company or the Advisor. For information with respect to the assignment, see "Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Subsequent Events - Assignment of University House First Mortgage Loan.”
As of March 31, 2016, we had outstanding debt obligations in the aggregate principal amount of $832.5 million, with a weighted average remaining term of 2.6 years. As of March 31, 2016, we had $19.7 million of unrestricted secured revolving debt available for future disbursements under a portfolio loan facility, subject to certain conditions set forth in the loan agreement.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the Conflicts Committee of our board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expense reimbursements for the four fiscal quarters ended March 31, 2016 did not exceed the charter imposed limitation.
For the three months ended March 31, 2016, our cash needs for capital expenditures, redemptions of common stock and debt servicing were met with proceeds from debt financing, proceeds from our dividend reinvestment plan and cash on hand. Operating cash needs during the same period were met through cash flow generated by our real estate and real estate-related investments and cash on hand.
Cash Flows from Operating Activities
As of March 31, 2016, we owned 10 office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 25 acres of undeveloped land, one office portfolio consisting of three office properties, one retail property, two apartment properties, two investments in undeveloped land encompassing an aggregate of 1,670 acres, one first mortgage loan and two investments in unconsolidated joint ventures. During the three months ended March 31, 2016, net cash provided by operating activities was $1.1 million. We expect that our cash flows from operating activities will increase in future periods as a result of leasing additional space that is currently unoccupied and anticipated future acquisitions of real estate and real estate-related investments. However, our cash flows from operating activities may decrease to the extent that we dispose of assets.
Cash Flows from Investing Activities
Net cash used in investing activities was $15.1 million for the three months ended March 31, 2016 and primarily consisted of the following:

•	Restricted cash for capital expenditures of $7.8 million;

•	Improvements to real estate of $6.7 million; and

•	Additional investment in an unconsolidated joint venture of $0.6 million.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flows from Financing Activities
Net cash provided by financing activities was $255.8 million for the three months ended March 31, 2016 and consisted primarily of the following:

•
$258.8 million of net cash provided by debt and other financings as a result of proceeds from notes and bond payable of $286.3 million, partially offset by principal payments on notes payable of $13.6 million, payments of deferred financing costs of $8.8 million and restricted cash for debt service obligations of $5.1 million;

•	$2.3 million of net cash distributions to stockholders, after giving effect to distributions reinvested by stockholders of $3.2 million;

•	$0.7 million of acquisitions of noncontrolling interests; and

•	$0.2 million of contributions from noncontrolling interests.
In order to execute our investment strategy, we utilize secured debt and we may, to the extent available, utilize unsecured debt to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinancing and interest risks, are properly balanced with the benefit of using leverage. There is no limitation on the amount we may borrow for any single investment. Our charter limits our total liabilities such that our total liabilities may not exceed 75% of the cost of our tangible assets; however, we may exceed that limit if a majority of the Conflicts Committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our common stockholders in our next quarterly report with an explanation from the Conflicts Committee of the justification for the excess borrowing. As of March 31, 2016, our borrowings and other liabilities were approximately 64% of the cost (before depreciation or other noncash reserves) and book value (before depreciation) of our tangible assets.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of March 31, 2016 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2016	2017-2018	2019-2020	Thereafter
Outstanding debt obligations (1)	$832,547	$13,035	$531,263	$104,981	$183,268
Interest payments on outstanding debt obligations (2)	82,230	19,803	31,078	18,698	12,651
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts, maturity dates, foreign currency rate and interest rates in effect at March 31, 2016. We incurred interest expense of $4.9 million, excluding amortization of deferred financing costs of $0.7 million and including interest capitalized of $0.5 million, for the three months ended March 31, 2016.
Results of Operations
Overview
As of March 31, 2015, we owned 11 office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 63 acres of undeveloped land, one office portfolio consisting of three office properties, one retail property, two apartment properties, two investments in undeveloped land encompassing an aggregate of 1,670 acres, one first mortgage loan and two investments in unconsolidated joint ventures. As of March 31, 2016, we owned 10 office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 25 acres of undeveloped land, one office portfolio consisting of three office properties, one retail property, two apartment properties, two investments in undeveloped land encompassing an aggregate of 1,670 acres, one first mortgage loan and two investments in unconsolidated joint ventures. Our results of operations for the three months ended March 31, 2016 may not be indicative of those in future periods as the occupancy in our properties has not been stabilized. As of March 31, 2016, our office and retail properties were collectively 85% occupied and our apartment properties were collectively 91% occupied.  However, due to the short outstanding weighted-average lease term in the portfolio of less than four years, we do not put significant emphasis on quarterly changes in occupancy (positive or negative) in the short run. Our underwriting and valuations are generally more sensitive to “terminal values” that may be realized upon the disposition of the assets in the portfolio and less sensitive to ongoing cash flows generated by the portfolio in the years leading up to an eventual sale. There are no guarantees that occupancies of our assets will increase, or that we will recognize a gain on the sale of our assets. We funded the acquisitions of these investments with proceeds from our initial public offering and debt financing. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of leasing additional space and acquiring additional assets but decrease due to disposition activity.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparison of the three months ended March 31, 2016 versus the three months ended March 31, 2015
The following table provides summary information about our results of operations for the three months ended March 31, 2016 and 2015 (dollar amounts in thousands):

	Three Months Ended March 31,		Increase (Decrease)	Percentage Change	$ Change Due to Dispositions (1)	$ Change Due to Investments Held Throughout Both Periods (2)
	2016	2015
Rental income	$22,831	$21,860	$971	4%	$(178)	$1,149
Tenant reimbursements	4,754	4,310	444	10%	(3)	447
Interest income from real estate loan receivable	—	975	(975)	n/a	—	(975)
Other operating income	780	798	(18)	(2)%	(34)	16
Operating, maintenance, and management costs	9,520	8,944	576	6%	(125)	701
Real estate taxes and insurance	3,874	3,659	215	6%	(38)	253
Asset management fees to affiliate	2,088	2,053	35	2%	(18)	53
General and administrative expenses	1,440	862	578	67%	n/a	n/a
Depreciation and amortization	11,008	11,229	(221)	(2)%	(98)	(123)
Interest expense	5,176	3,911	1,265	32%	(138)	1,403
Gain on sale of real estate, net	—	8,311	(8,311)	n/a	(8,311)	n/a
_____________________
(1) Represents the dollar amount increase (decrease) for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 related to real estate disposed on or after January 1, 2015.
(2) Represents the dollar amount increase (decrease) for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 with respect to real estate and real estate-related investments owned by us during the entire periods presented.
Rental income and tenant reimbursements increased from $21.9 million and $4.3 million, respectively, for the three months ended March 31, 2015 to $22.8 million and $4.8 million, respectively, for the three months ended March 31, 2016, primarily as a result of an increase in occupancy from 83% as of March 31, 2015 to 85% as of March 31, 2016 related to properties (excluding apartments) held throughout both periods. In addition, annualized base rent per square foot increased from $21.01 as of March 31, 2015 to $21.65 as of March 31, 2016 related to properties (excluding apartments) held throughout both periods. We expect rental income and tenant reimbursements to increase in future periods as a result of anticipated future acquisitions of real estate and leasing additional space but to decrease to the extent we dispose of properties.
Interest income from our real estate loan receivable, recognized using the interest method, for the three months ended March 31, 2015 was $1.0 million. No material interest income was recognized for the three months ended March 31, 2016. On June 30, 2015, our real estate loan receivable matured without repayment.  On July 1, 2015, we provided notice to the borrower of default and may commence foreclosure proceedings on, or otherwise take title to, the property securing this loan. We determined the real estate loan receivable to be impaired and will recognize interest income from our real estate loan receivable on a cash basis. As of March 31, 2016, we did not record a provision for loan losses related to the real estate loan receivable, as we believe the entire principal balance is recoverable. On April 21, 2016, the University House First Mortgage Loan lender entered into an assignment of mortgage to assign the University House First Mortgage Loan to an assignee unaffiliated with the Company or the Advisor. For information with respect to the assignment, see "Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Subsequent Events - Assignment of University House First Mortgage Loan.”
Property operating costs and real estate taxes and insurance increased from $8.9 million and $3.7 million, respectively, for the three months ended March 31, 2015 to $9.5 million and $3.9 million, respectively, for the three months ended March 31, 2016, due to increases in occupancy, increases in assessed property values and inflation partially offset by a decrease due to dispositions. We expect property operating costs and real estate taxes and insurance to increase in future periods as a result of anticipated future acquisitions of real estate, increasing occupancy of our real estate assets and inflation but to decrease to the extent we dispose of properties.
Asset management fees remained consistent at approximately $2.1 million for the three months ended March 31, 2015 and 2016. We expect asset management fees to increase in future periods as a result of anticipated future acquisitions of real estate investments and capital expenditures but to decrease to the extent we dispose of properties. All asset management fees incurred as of March 31, 2016 have been paid.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

General and administrative expenses increased from $0.9 million for the three months ended March 31, 2015 to $1.4 million for the three months ended March 31, 2016, primarily due to $0.3 million of foreign currency transaction loss at March 31, 2016 and increased legal and auditor costs as a result of our bond offering. We expect general and administrative expenses to fluctuate due to the exchange rates between Israeli new Shekels and U.S. dollars to the extent that we do not have a derivative contract in place to hedge against such fluctuations.
Depreciation and amortization decreased from $11.2 million for the three months ended March 31, 2015 to $11.0 million for the three months ended March 31, 2016, primarily due to a decrease in amortization of tenant origination and absorption costs for properties held throughout both periods. We expect depreciation and amortization to increase in future periods as a result of anticipated future acquisitions of real estate but to decrease as a result of amortization of tenant origination costs related to lease expirations.
Interest expense increased from $3.9 million for the three months ended March 31, 2015 to $5.2 million for the three months ended March 31, 2016, primarily due to increased borrowings as a result of our bond offering. Excluded from interest expense was $0.5 million and $0.5 million of interest capitalized to our investments in undeveloped land during the three months ended March 31, 2016 and 2015. Our interest expense in future periods will vary based on interest rate fluctuations, the amount of interest capitalized and our level of future borrowings, which will depend on the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.
During the three months ended March 31, 2016, we had no dispositions. During the three months ended March 31, 2015, we sold one office property that resulted in a gain on sale of $8.3 million.
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
Although MFFO includes other adjustments, the exclusion of straight-line rent and the amortization of above- and below-market leases, are the most significant adjustments for the periods presented.  We have excluded these items based on the following economic considerations:

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculations of MFFO and Adjusted MFFO, for the three months ended March 31, 2016 and 2015 (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended March 31,
	2016	2015
Net (loss) income attributable to common stockholders	$(4,894)	$2,235
Depreciation of real estate assets	6,475	5,664
Amortization of lease-related costs	4,533	5,565
Gain on sale of real estate, net	—	(8,311)
Adjustments for noncontrolling interests - consolidated entity (1)	(127)	3,099
Adjustments for investment in unconsolidated entity (2)	1,883	1,847
FFO attributable to common stockholders	7,870	10,099
Straight-line rent and amortization of above- and below-market leases	(744)	(1,600)
Amortization of discounts and closing costs	—	(209)
Amortization of net premium/discount on bond and notes payable	9	5
Mark to market foreign currency transaction adjustments	303	—
Adjustments for noncontrolling interests - consolidated entity (1)	(4)	(13)
Adjustments for investment in unconsolidated entity (2)	(1,150)	(1,103)
MFFO attributable to common stockholders	6,284	7,179
Other capitalized operating expenses (3)	(605)	(762)
Adjustments for noncontrolling interests - consolidated entity (1)	61	82
Adjusted MFFO attributable to common stockholders	$5,740	$6,499
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
Distributions
Distributions declared, distributions paid and cash flows used in operations were as follows for the first quarter of 2015 (in thousands, except per share amounts):

	Distribution Declared	Distributions Declared Per Share	Distributions Paid			Cash Flows Provided by Operations
Period			Cash	Reinvested	Total
First Quarter 2016	$5,472	$0.093	$2,271	$3,201	$5,472	$1,139
On March 9, 2016, our board of directors authorized a distribution in the amount of $0.09323770 per share of common stock to stockholders of record as of the close of business on March 22, 2016. We paid this distribution on March 29, 2016 and this was the only distribution declared and paid during the first quarter of 2016.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our net loss attributable to common stockholders for the three months ended March 31, 2016 was $4.9 million and our cash flows provided by operations were $1.1 million. Our cumulative distributions paid and net loss attributable to common stockholders from inception through March 31, 2016 were $88.4 million and $33.5 million, respectively. We funded the March 29, 2016 distribution with current and prior period cash provided by operations surplus. We have funded our cumulative distributions, which includes net cash distributions and distributions reinvested by stockholders, with proceeds from debt financing of $18.7 million, proceeds from the dispositions of property of $13.7 million and cash provided by operations of $56.0 million. To the extent that we pay distributions from sources other than our cash flow from operations or gains from asset sales, we will have fewer funds available for investment in real estate-related loans, opportunistic real estate, real estate-related debt securities and other real estate-related investments, the overall return to our stockholders may be reduced and subsequent investors may experience dilution.
Critical Accounting Policies
Our consolidated interim financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC. There have been no significant changes to our policies during 2015, except for the addition of an accounting policy with respect to foreign currency transactions.
Foreign currency transactions
The U.S. dollar is our functional currency. Transactions denominated in currency other than our functional currency are recorded upon initial recognition at the exchange rate at the date of the transaction. After initial recognition, monetary assets and liabilities denominated in foreign currency are remeasured at each reporting date into the functional currency at the exchange rate at that date. Exchange rate differences, other than those accounted for as hedging transactions, are recognized as foreign currency transaction gain or loss included in general and administrative expenses in our consolidated statements of operations.
Subsequent Events
We evaluate subsequent events up until the date the consolidated financial statements are issued.
Assignment of University House First Mortgage
On April 21, 2016, we entered into an assignment of mortgage to assign the University House First Mortgage to an assignee unaffiliated with us or our advisor. On April 22, 2016, we received $31.6 million in connection with the assignment of the University House First Mortgage. The proceeds received from the assignment reflects the entire principal balance and interest due, including any default interest, as of April 21, 2016, plus any legal costs incurred by us in connection with the assignment.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Real Estate Acquisition and Probable Acquisition Subsequent to March 31, 2016
Acquisition of Westpark Portfolio
On May 10, 2016, we, through an indirect wholly owned subsidiary, acquired from Calwest Industrial Properties, LLC a portfolio of 21 office/flex/industrial buildings containing a total of 778,472 rentable square feet located on approximately 41 acres of land in Redmond, Washington (the “Westpark Portfolio”). The seller is not affiliated with us or our advisor.
The purchase price of the Westpark Portfolio was $128.0 million plus closing costs. We funded the purchase of the Westpark Portfolio with proceeds from our offering of Series A debentures to Israeli investors and proceeds from an existing credit facility.
The Westpark Portfolio was built between 1984 and 1992. At acquisition, the Westpark Portfolio was 82% leased to over 100 tenants.
Probable Acquisition of 353 Sacramento
On May 9, 2016, we, through an indirect wholly owned subsidiary, entered into a real estate sale agreement to purchase an office building containing 284,751 rentable square feet located on approximately 0.35 acres of land in San Francisco, California (“353 Sacramento”).  On April 28, 2016, our advisor, entered into a real estate sale agreement with Pacific EIH Sacramento, LLC (the “Seller”) to purchase 353 Sacramento. The Seller is not affiliated with us or our advisor. On May 9, 2016, our advisor assigned this real estate sale agreement to us for $1.0 million, which is the amount of the initial deposit paid by our advisor.
Pursuant to the real estate sale agreement, we would be obligated to purchase the property only after satisfactory completion of agreed upon closing conditions.  There can be no assurance that we will complete the acquisition. In some circumstances, if we fail to complete the acquisition, we may forfeit up to $8.0 million of earnest money. The contractual purchase price of 353 Sacramento is $169.5 million plus closing costs.
353 Sacramento was built in 1982 and as of May 9, 2016 was 87% leased to 25 tenants.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to the effects of interest rate changes as a result of borrowings used to maintain liquidity, fund distributions and to fund the refinancing of our real estate investment portfolio and operations. We may also be exposed to the effects of changes in interest rates as a result of the acquisition and origination of mortgage, mezzanine, bridge and other loans and the acquisition of real estate securities. We are also exposed to the effects of foreign currency changes in Israel with respect to the 4.25% bonds issued to Israeli investors in March 2016. Our profitability and the value of our investment portfolio may be adversely affected during any period as a result of interest rate changes and foreign currency changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs. We may manage interest rate risk by maintaining a ratio of fixed rate, long-term debt such that floating rate exposure is kept at an acceptable level. In addition, we may utilize a variety of financial instruments, including interest rate caps, floors, and swap agreements, in order to limit the effects of changes in interest rates on our operations. In order to limit the effects of changes in foreign currency on our operations, we may utilize a variety of foreign currency hedging strategies such as cross currency swaps, forward contracts, puts or calls. When we use these types of derivatives to hedge the risk of interest-earning assets or interest-bearing liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the funds available for payments to holders of our common stock and that the losses may exceed the amount we invested in the instruments. Additionally, certain of these strategies may cause us to fund a margin account periodically to offset changes in foreign currency rates which may also reduce the funds available for payments to holders of our common stock.
As of March 31, 2016, we held 918.8 million Israeli new Shekels and 21.0 million Israeli new Shekels in cash and restricted cash, respectively. In addition, as of March 31, 2016, we had bonds outstanding in the amount of 970.2 million Israeli new Shekels. Foreign currency exchange rate risk is the possibility that our financial results could be better or worse than planned because of changes in foreign currency exchange rates. Based solely on the remeasurement for the three months ended March 31, 2016, if foreign currency exchange rates were to increase or decrease by 10%, our net income would increase or decrease by approximately $0.8 million and $1.0 million for the same period, respectively.
We borrow funds at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of March 31, 2016, the fair value and the carrying value of our fixed rate real estate loan receivable was $27.9 million. The fair value estimate of our fixed rate real estate loan receivable was estimated using an internal valuation model that considers the expected cash flows for the loans, underlying collateral values (for collateral-dependent loans) and the estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements. As of March 31, 2016, the fair value of our KBS SOR (BVI) Holdings, Ltd. Series A Debentures was $260.9 million and the outstanding principal balance was $258.3 million. As of March 31, 2016, excluding the KBS SOR (BVI) Holdings, Ltd. Series A Debentures, the fair value of our fixed rate debt was $34.8 million and the outstanding principal balance of our fixed rate debt was $32.0 million. The fair value estimate of our KBS SOR (BVI) Holdings, Ltd. Series A Debentures was calculated using the quoted bond price as of March 31, 2016 on the Tel Aviv Stock Exchange of 100.99 Israeli new Shekels. The fair value estimate of our fixed rate debt was calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of March 31, 2016. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting changes in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on variable rate debt and loans receivable would change our future earnings and cash flows, but would not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. As of March 31, 2016, we were exposed to market risks related to fluctuations in interest rates on $542.3 million of variable rate debt outstanding. Based on interest rates as of March 31, 2016, if interest rates were 100 basis points higher during the 12 months ending March 31, 2017, interest expense on our variable rate debt would increase by $5.4 million. As of March 31, 2016, one-month LIBOR was 0.43725% and if the LIBOR index was reduced to 0% during the 12 months ending March 31, 2017, interest expense on our variable rate debt would decrease by $2.3 million.
The weighted-average interest rates of our fixed rate debt and variable rate debt as of March 31, 2016 were 4.3% and 2.6%, respectively. The annual effective interest rate represents the effective interest rate as of March 31, 2016, using the interest method that we use to recognize interest income on our real estate loan receivable.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
Please see the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC.
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

•
During 2016, we may not redeem more than $3.0 million of shares in a given quarter (excluding shares redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence”). To the extent that we redeem less than $3.0 million of shares (excluding shares redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence”) in a given fiscal quarter, any remaining excess capacity to redeem shares in such fiscal quarter will be added to our capacity to otherwise redeem shares (excluding shares redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence”) during the succeeding fiscal quarter. We may increase or decrease this limit upon ten business days’ notice to stockholders.  Our board of directors may approve an increase in this limit to the extent that we have received proceeds from asset sales or the refinancing of debt or for any other reason deemed appropriate by the board of directors.

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

PART II. OTHER INFORMATION (CONTINUED)
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (continued)

During the three months ended March 31, 2016, we fulfilled redemption requests and redeemed shares pursuant to the share redemption program as follows:

Month	Total Number of Shares Redeemed	Average Price Paid Per Share (1)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2016	2,722	$13.44	(2)
February 2016	500	$13.44	(2)
March 2016	252,839	$13.32	(2)
Total	256,061
_____________________
(1) On December 8, 2015, our board of directors adopted an eighth amended and restated share redemption program (the “Eighth Amended Share Redemption Program”). Pursuant to the Eighth Amended Share Redemption Program, except for redemptions made upon a stockholder’s death, “qualifying disability” or “determination of incompetence,” the prices at which we will redeem shares are as follows: (i) 97.5% of our most recent estimated value per share as of the applicable redemption date for those shares held for at least one year but less than four years; and (ii) 100% of the Company’s most recent estimated value per share as of the applicable redemption date for those shares held for at least four years. The Eighth Amended Share Redemption Program limits redemptions to $3.0 million of shares in a given quarter (excluding shares redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence”). The Eighth Amended Share Redemption Program was effective on January 9, 2016.
Upon the death, “qualifying disability” or “determination of incompetence” of a stockholder, the redemption price is our estimated value per share. On December 8, 2015, our board of directors approved an estimated value per share of our common stock of $13.44, based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding as of September 30, 2015. The change in the redemption price became effective for the December 2015 redemption date and is effective until the estimated value per share is updated. We expect to engage KBS Capital Advisors and/or an independent valuation firm to update our estimated value per share in December 2016.
(2) We limit the dollar value of shares that may be redeemed under the program as described above. During the three months ended March 31, 2016, we redeemed $3.4 million of common stock, which represented all redemption requests received in good order and eligible for redemption through the March 2016 redemption date, except for the $13.1 million of redemption requests not made upon a stockholder’s death, “qualifying disability” or “determination of incompetence,” which redemption requests may be fulfilled in subsequent quarters subject to the limitations described above. Based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during 2015, we have $10.2 million available for redemptions during the remainder of 2016, subject to the limitations described above.
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

4.2	Fifth Amended and Restated Dividend Reinvestment Plan, incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed May 14, 2015

10.1
Underwriting Agreement, dated March 3, 2016, by and among KBS SOR (BVI) Holdings, Ltd. and Poalim I.B.I Underwriting and Issuing Ltd. and Leumi Partners Underwriting, incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K, filed March 4, 2016

10.2	Deed of Trust, between KBS SOR (BVI) Holdings, Ltd. and Reznik Paz Nevo Trusts Ltd.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Eighth Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed December 10, 2015

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS STRATEGIC OPPORTUNITY REIT, INC.

Date:	May 11, 2016	By:	/S/ KEITH D. HALL
Keith D. Hall
Chief Executive Officer and Director
(principal executive officer)

Date:	May 11, 2016	By:	/S/ JEFFREY K. WALDVOGEL
Jeffrey K. Waldvogel
Chief Financial Officer, Treasurer and Secretary
(principal financial officer)