Form 10-Q
period 2016-06-30
KBS Strategic Opportunity REIT, Inc.
filed 2016-08-12
CIK 1452936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Yes  ☐  No  ☒
As of August 8, 2016, there were 58,645,297 outstanding shares of common stock of KBS Strategic Opportunity REIT, Inc.

KBS STRATEGIC OPPORTUNITY REIT, INC.
FORM 10-Q
June 30, 2016

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2016	December 31, 2015
	(unaudited)
Assets
Real estate held for investment, net	$940,244	$822,514
Real estate loan receivable, net	—	27,850
Total real estate and real estate-related investments, net	940,244	850,364
Cash and cash equivalents	117,310	23,058
Restricted cash	21,763	5,807
Investments in unconsolidated joint ventures	75,889	74,437
Rents and other receivables, net	26,624	24,487
Above-market leases, net	852	1,038
Prepaid expenses and other assets	41,589	25,023
Total assets	$1,224,271	$1,004,214
Liabilities and equity
Notes and bonds payable, net	$821,772	$547,323
Accounts payable and accrued liabilities	20,181	17,543
Due to affiliate	59	59
Below-market leases, net	2,602	2,735
Other liabilities	24,392	17,905
Total liabilities	869,006	585,565
Commitments and contingencies (Note 12)
Redeemable common stock	1,574	9,859
Equity
KBS Strategic Opportunity REIT, Inc. stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 58,644,697 and 58,696,115 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	586	587
Additional paid-in capital	480,362	504,303
Cumulative distributions and net losses	(129,321)	(111,527)
Total KBS Strategic Opportunity REIT, Inc. stockholders’ equity	351,627	393,363
Noncontrolling interests	2,064	15,427
Total equity	353,691	408,790
Total liabilities and equity	$1,224,271	$1,004,214
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Rental income	$24,585	$22,118	$47,417	$43,979
Tenant reimbursements	4,828	4,740	9,582	9,050
Interest income from real estate loan receivable	3,655	993	3,655	1,968
Other operating income	798	816	1,578	1,613
Total revenues	33,866	28,667	62,232	56,610
Expenses:
Operating, maintenance, and management	9,303	8,980	18,823	17,924
Real estate taxes and insurance	4,029	3,839	7,903	7,498
Asset management fees to affiliate	2,205	2,077	4,293	4,130
Real estate acquisition fees to affiliate	1,274	—	1,274	—
Real estate acquisition fees and expenses	268	—	268	—
General and administrative expenses	1,699	869	2,835	1,732
Foreign currency transaction gain	(2,340)	—	(2,037)	—
Depreciation and amortization	12,091	11,159	23,099	22,387
Interest expense	7,185	3,857	12,362	7,769
Total expenses	35,714	30,781	68,820	61,440
Other income (loss):
Other interest income	11	6	15	14
Other income	—	4,889	—	4,889
Equity in loss of unconsolidated joint venture	(152)	(118)	(348)	(336)
(Loss) gain on sale of real estate, net	—	(24)	—	8,287
Total other (loss) income	(141)	4,753	(333)	12,854
Net (loss) income	(1,989)	2,639	(6,921)	8,024
Net loss (income) attributable to noncontrolling interests	30	(1,113)	68	(4,263)
Net (loss) income attributable to common stockholders	$(1,959)	$1,526	$(6,853)	$3,761
Net (loss) income per common share, basic and diluted	$(0.03)	$0.03	$(0.12)	$0.06
Weighted-average number of common shares outstanding, basic and diluted	58,688,129	60,193,459	58,693,629	60,115,426
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Year Ended December 31, 2015 and the Six Months Ended June 30, 2016 (unaudited)
(dollars in thousands)

			Additional Paid-in Capital	Cumulative Distributions and Net Losses	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Common Stock
	Shares	Amounts
Balance, December 31, 2014	60,044,329	$600	$524,489	$(91,691)	$433,398	$16,738	$450,136
Net income	—	—	—	2,444	2,444	4,688	7,132
Issuance of common stock	1,114,532	11	13,562	—	13,573	—	13,573
Transfers to redeemable common stock	—	—	(3,663)	—	(3,663)	—	(3,663)
Redemptions of common stock	(2,462,746)	(24)	(30,076)	—	(30,100)	—	(30,100)
Distributions declared	—	—	—	(22,280)	(22,280)	—	(22,280)
Other offering costs	—	—	(9)	—	(9)	—	(9)
Noncontrolling interests contributions	—	—	—	—	—	1,343	1,343
Distributions to noncontrolling interests	—	—	—	—	—	(7,342)	(7,342)
Balance, December 31, 2015	58,696,115	$587	$504,303	$(111,527)	$393,363	$15,427	$408,790
Net loss	—	—	—	(6,853)	(6,853)	(68)	(6,921)
Issuance of common stock	473,267	4	6,357	—	6,361	—	6,361
Transfers from redeemable common stock	—	—	638	—	638	—	638
Redemptions of common stock	(524,685)	(5)	(6,994)	—	(6,999)	—	(6,999)
Distributions declared	—	—	—	(10,941)	(10,941)	—	(10,941)
Acquisitions of noncontrolling interests	—	—	(23,942)	—	(23,942)	(14,044)	(37,986)
Noncontrolling interests contributions	—	—	—	—	—	766	766
Distributions to noncontrolling interest	—	—	—	—	—	(17)	(17)
Balance, June 30, 2016	58,644,697	$586	$480,362	$(129,321)	$351,627	$2,064	$353,691
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2016	2015
Cash Flows from Operating Activities:
Net (loss) income	$(6,921)	$8,024
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss due to property damages	2,017	2,660
Equity in loss of unconsolidated joint venture	348	336
Depreciation and amortization	23,099	22,387
Non-cash interest income on real estate-related investments	—	(428)
Gain on sale of real estate, net	—	(8,287)
Other income	—	(4,889)
Deferred rent	(975)	(2,734)
Bad debt expense	307	107
Amortization of above- and below-market leases, net	(449)	(408)
Amortization of deferred financing costs	1,772	1,532
Amortization of discount on bonds and notes payable, net	17	11
Foreign currency transaction gain	(2,037)	—
Changes in assets and liabilities:
Restricted cash for operational expenditures	(895)	1,194
Rents and other receivables	(1,567)	(976)
Prepaid expenses and other assets	(4,883)	(4,963)
Accounts payable and accrued liabilities	1,725	(1,697)
Due to affiliates	—	33
Other liabilities	1,010	253
Net cash provided by operating activities	12,568	12,155
Cash Flows from Investing Activities:
Acquisition of real estate	(125,810)	—
Improvements to real estate	(14,008)	(17,641)
Proceeds from sales of real estate, net	—	15,738
Proceeds from condemnation agreements	—	5,719
Escrow deposits for future real estate purchases	(16,000)	—
Principal proceeds from assignment of real estate loan receivable	27,850	—
Insurance proceeds received for property damages	256	258
Investment in unconsolidated joint venture	(1,800)	(1,680)
Restricted cash for capital expenditures	(7,762)	—
Funding of restricted cash for development obligations	(2,500)	—
Net cash (used in) provided by investing activities	(139,774)	2,394
Cash Flows from Financing Activities:
Proceeds from notes and bonds payable	338,637	39,706
Principal payments on notes and bonds payable	(58,196)	(30,016)
Payments of deferred financing costs	(9,154)	(49)
Restricted cash for debt service obligations	(5,136)	—
Payments to redeem common stock	(6,999)	(5,284)
Distributions paid	(4,580)	(4,232)
Noncontrolling interests contributions	766	360
Distributions to noncontrolling interests	(17)	(4,040)
Acquisitions of noncontrolling interests	(37,986)	—
Net cash provided by (used in) financing activities	217,335	(3,555)
Effect of exchange rate changes on cash and cash equivalents	4,123	—
Net increase in cash and cash equivalents	94,252	10,994
Cash and cash equivalents, beginning of period	23,058	19,093
Cash and cash equivalents, end of period	$117,310	$30,087
Supplemental Disclosure of Cash Flow Information:
Interest paid, net of capitalized interest of $952 and $992 for the six months ended June 30, 2016 and 2015, respectively	$7,080	$6,334
Supplemental Disclosure of Noncash Investing and Financing Activities:
Decrease in restricted cash in connection with development obligations	$(1,867)	$—
Increase in accrued improvements to real estate	$588	$—
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$6,361	$6,935
Increase in redeemable common stock payable	$7,647	$—
Increase in restricted cash related to insurance proceeds	$1,483	$—

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(unaudited)

1.	ORGANIZATION
KBS Strategic Opportunity REIT, Inc. (the “Company”) was formed on October 8, 2008 as a Maryland corporation and elected to be taxed as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2010. The Company conducts its business primarily through KBS Strategic Opportunity (BVI) Holdings, Ltd. (“KBS Strategic Opportunity BVI”), a private company limited by shares according to the British Virgin Islands Business Companies Act, 2004, which was incorporated on December 18, 2015 and is authorized to issue a maximum of 50,000 common shares with no par value. Upon incorporation, KBS Strategic Opportunity BVI issued one certificate containing 10,000 common shares with no par value to KBS Strategic Opportunity Limited Partnership (the “Operating Partnership”), a Delaware limited partnership formed on December 10, 2008. The Company is the sole general partner of, and owns a 0.1% partnership interest in the Operating Partnership. KBS Strategic Opportunity Holdings LLC (“REIT Holdings”), a Delaware limited liability company formed on December 9, 2008, owns the remaining 99.9% interest in the Operating Partnership and is its sole limited partner. The Company is the sole member and manager of REIT Holdings.
Subject to certain restrictions and limitations, the business of the Company is externally managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement the Company renewed with the Advisor on October 8, 2015 (the “Advisory Agreement”). The Advisor conducts the Company’s operations and manages its portfolio of real estate. The Advisor owns 20,000 shares of the Company’s common stock.
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
The Company sold 56,584,976 shares of common stock in its primary offering for gross offering proceeds of $561.7 million. As of June 30, 2016, the Company had sold 5,569,775 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $59.1 million. Also, as of June 30, 2016, the Company had redeemed 3,806,297 shares sold in the Offering for $45.4 million. Additionally, on December 29, 2011 and October 23, 2012, the Company issued 220,994 shares and 55,249 shares of common stock, respectively, for $2.0 million and $0.5 million, respectively, in private transactions exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933.
On March 2, 2016, KBS Strategic Opportunity BVI filed a final prospectus with the Israel Securities Authority for a proposed offering of up to 1,000,000,000 Israeli new Shekels of Series A debentures (the “Debentures”) at an annual interest rate not to exceed 4.25%. On March 1, 2016, KBS Strategic Opportunity BVI commenced the institutional tender of the Debentures and accepted application for 842.5 million Israeli new Shekels. On March 7, 2016, KBS Strategic Opportunity BVI commenced the public tender of the Debentures and accepted 127.7 million Israeli new Shekels.  In the aggregate, KBS Strategic Opportunity BVI accepted 970.2 million Israeli new Shekels (approximately $251.4 million as of June 30, 2016) in both the institutional and public tenders at an annual interest rate of 4.25%.  KBS Strategic Opportunity BVI issued the Debentures on March 8, 2016. The terms of the Debentures require principal installment payments equal to 20% of the face value of the Debentures on March 1st of each year from 2019 to 2023.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2016
(unaudited)

As of June 30, 2016, the Company owned 10 office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 25 acres of undeveloped land, one office portfolio consisting of three office properties, one office/flex/industrial portfolio consisting of 21 buildings, one retail property, two apartment properties, two investments in undeveloped land encompassing an aggregate of 1,670 acres and two investments in unconsolidated joint ventures.

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
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.
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
Foreign Currency Transactions
The U.S. dollar is the Company’s functional currency. Transactions denominated in currency other than the Company’s functional currency are recorded upon initial recognition at the exchange rate on the date of the transaction. After initial recognition, monetary assets and liabilities denominated in foreign currency are remeasured at each reporting date into the foreign currency at the exchange rate on that date. Exchange rate differences, other than those accounted for as hedging transactions, are recognized as foreign currency transaction gain or loss included in the Company’s consolidated statements of operations.
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
June 30, 2016
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
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three and six months ended June 30, 2016 and 2015.
Distributions declared per share were $0.09323770 and $0.18647540 during the three and six months ended June 30, 2016 and $0.09246575 and $0.18595890 during the three and six months ended June 30, 2015, respectively.
Square Footage, Occupancy and Other Measures
 Any references to square footage, occupancy or annualized base rent are unaudited and outside the scope of the Company’s independent registered public accounting firm’s review of the Company’s financial statements in accordance with the standards of the United States Public Company Accounting Oversight Board.
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
June 30, 2016
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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) (“ASU No. 2016-13”).  ASU No. 2016-13 affects entities holding financial assets and net investments in leases that are not accounted for at fair value through net income.  The amendments in ASU No. 2016-13 require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected.  The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset.  ASU No. 2016-13 also amends the impairment model for available-for-sale securities.  An entity will recognize an allowance for credit losses on available-for-sale debt securities as a contra-account to the amortized cost basis rather than as a direct reduction of the amortized cost basis of the investment, as is currently required.   ASU No. 2016-13 also requires new disclosures.  For financial assets measured at amortized cost, an entity will be required to disclose information about how it developed its allowance for credit losses, including changes in the factors that influenced management’s estimate of expected credit losses and the reasons for those changes.  For financing receivables and net investments in leases measured at amortized cost, an entity will be required to further disaggregate the information it currently discloses about the credit quality of these assets by year of the asset’s origination for as many as five annual periods. For available for sale securities, an entity will be required to provide a roll-forward of the allowance for credit losses and an aging analysis for securities that are past due.  ASU No. 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years.  Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  The Company is still evaluating the impact of adopting ASU No. 2016-13 on its financial statements, but does not expect the adoption of ASU No. 2016-13 to have a material impact on its financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2016
(unaudited)

3.	REAL ESTATE HELD FOR INVESTMENT
As of June 30, 2016, the Company owned 10 office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 25 acres of undeveloped land, one office portfolio consisting of three office properties, one office/flex/industrial portfolio consisting of 21 buildings and one retail property encompassing, in the aggregate, approximately 5.2 million rentable square feet. As of June 30, 2016, these properties were 85% occupied. In addition, the Company owned two apartment properties, containing 383 units and encompassing approximately 0.3 million rentable square feet, which were 92% occupied. The Company also owned two investments in undeveloped land encompassing an aggregate of 1,670 acres. The following table summarizes the Company’s real estate held for investment as of June 30, 2016 and December 31, 2015, respectively (in thousands):

	June 30, 2016	December 31, 2015
Land	$261,775	$223,201
Buildings and improvements	734,695	646,979
Tenant origination and absorption costs	48,602	43,894
Total real estate, cost	1,045,072	914,074
Accumulated depreciation and amortization	(104,828)	(91,560)
Total real estate, net	$940,244	$822,514

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2016
(unaudited)

The following table provides summary information regarding the Company’s real estate held for investment as of June 30, 2016 (in thousands):

Property	Date Acquired or Foreclosed on	City	State	Property Type	Land	Building and Improvements	Tenant Origination and Absorption	Total Real Estate at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net	Ownership %
Northridge Center I & II	03/25/2011	Atlanta	GA	Office	$2,234	$7,648	$—	$9,882	$(2,361)	$7,521	100.0%
Iron Point Business Park	06/21/2011	Folsom	CA	Office	2,671	19,630	—	22,301	(4,384)	17,917	100.0%
Richardson Portfolio:
Palisades Central I	11/23/2011	Richardson	TX	Office	1,037	10,390	684	12,111	(2,407)	9,704	90.0%
Palisades Central II	11/23/2011	Richardson	TX	Office	810	17,989	749	19,548	(4,460)	15,088	90.0%
Greenway I	11/23/2011	Richardson	TX	Office	561	2,377	—	2,938	(661)	2,277	90.0%
Greenway III	11/23/2011	Richardson	TX	Office	702	3,734	559	4,995	(1,353)	3,642	90.0%
Undeveloped Land	11/23/2011	Richardson	TX	Undeveloped Land	3,134	—	—	3,134	—	3,134	90.0%
Total Richardson Portfolio					6,244	34,490	1,992	42,726	(8,881)	33,845
Park Highlands (1)	12/30/2011	North Las Vegas	NV	Undeveloped Land	32,505	—	—	32,505	—	32,505	100.0%
Bellevue Technology Center	07/31/2012	Bellevue	WA	Office	25,506	56,292	3,813	85,611	(9,682)	75,929	100.0%
Powers Ferry Landing East	09/24/2012	Atlanta	GA	Office	1,643	8,016	99	9,758	(1,982)	7,776	100.0%
1800 West Loop	12/04/2012	Houston	TX	Office	8,360	59,960	5,184	73,504	(11,931)	61,573	100.0%
West Loop I & II	12/07/2012	Houston	TX	Office	7,300	31,418	2,139	40,857	(5,450)	35,407	100.0%
Burbank Collection	12/12/2012	Burbank	CA	Retail	4,175	9,426	725	14,326	(1,462)	12,864	90.0%
Austin Suburban Portfolio	03/28/2013	Austin	TX	Office	8,288	68,497	2,835	79,620	(10,483)	69,137	100.0%
Westmoor Center	06/12/2013	Westminster	CO	Office	10,058	65,284	6,813	82,155	(12,852)	69,303	100.0%
Central Building	07/10/2013	Seattle	WA	Office	7,015	26,914	1,914	35,843	(3,757)	32,086	100.0%
50 Congress Street	07/11/2013	Boston	MA	Office	9,876	41,059	2,485	53,420	(5,800)	47,620	100.0%
1180 Raymond	08/20/2013	Newark	NJ	Apartment	8,292	37,379	136	45,807	(3,400)	42,407	100.0%
Park Highlands II (2)	12/10/2013	North Las Vegas	NV	Undeveloped Land	22,759	—	—	22,759	—	22,759	100.0%
Maitland Promenade II	12/18/2013	Orlando	FL	Office	3,434	24,300	3,757	31,491	(4,052)	27,439	100.0%
Plaza Buildings	01/14/2014	Bellevue	WA	Office	53,040	137,551	7,748	198,339	(15,689)	182,650	100.0%
424 Bedford	01/31/2014	Brooklyn	NY	Apartment	8,860	25,395	—	34,255	(1,679)	32,576	90.0%
Richardson Land II	09/04/2014	Richardson	TX	Undeveloped Land	3,430	—	—	3,430	—	3,430	90.0%
Westpark Portfolio	05/10/2016	Redmond	WA	Office/Flex/Industrial	36,085	81,436	8,962	126,483	(983)	125,500	100.0%
					$261,775	$734,695	$48,602	$1,045,072	$(104,828)	$940,244
_____________________
(1) On March 18, 2016, the Company increased its membership interest in the Park Highlands joint venture from 50.1% to 51.58% by acquiring an additional 1.48% membership interest from one of the joint venture partners. On June 6, 2016, the Company increased its membership interest in the Park Highlands joint venture from 51.58% to 97.62% by acquiring an additional 46.04% membership interest from one of the joint venture partners.  On June 25, 2016, the Company increased its membership interest in the Park Highlands joint venture from 97.62% to 100% by acquiring the remaining 2.38% membership interest from the remaining joint venture partner.
(2) On March 18, 2016, the Company increased its membership interest in the Park Highlands II joint venture from 99.5% to 100% by acquiring the remaining 0.5% membership interest from its joint venture partner.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2016
(unaudited)

Operating Leases
Certain of the Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of June 30, 2016, the leases, excluding options to extend and apartment leases, which have terms that are generally one year or less, had remaining terms of up to 11.8 years with a weighted-average remaining term of 3.6 years. Some of the leases have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from tenants in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash and assumed in real estate acquisitions or foreclosures related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $6.4 million and $5.3 million as of June 30, 2016 and December 31, 2015, respectively.
During the six months ended June 30, 2016 and 2015, the Company recognized deferred rent from tenants of $1.0 million and $2.7 million, respectively, net of lease incentive amortization. As of June 30, 2016 and December 31, 2015, the cumulative deferred rent receivable balance, including unamortized lease incentive receivables, was $24.6 million and $22.8 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $3.4 million and $2.8 million of unamortized lease incentives as of June 30, 2016 and December 31, 2015, respectively. The Company records property operating expense reimbursements due from tenants for common area maintenance, real estate taxes, and other recoverable costs in the period the related expenses are incurred.
As of June 30, 2016, the future minimum rental income from the Company’s properties, excluding apartment leases, under non-cancelable operating leases was as follows (in thousands):

July 1, 2016 through December 31, 2016	$44,308
2017	86,421
2018	74,228
2019	60,947
2020	47,155
Thereafter	109,071
$422,130
As of June 30, 2016, the Company’s commercial real estate properties were leased to approximately 600 tenants over a diverse range of industries and geographic areas. The Company’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Computer System Design & Programming	57	$11,320	12.4%
Finance	55	10,600	11.6%
		$21,920	24.0%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of June 30, 2016, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
No other tenant industries accounted for more than 10% of annualized base rent. No material tenant credit issues have been identified at this time.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2016
(unaudited)

Geographic Concentration Risk
As of June 30, 2016, the Company’s real estate investments in Washington and Texas represented 34.0% and 16.6% of the Company’s total assets, respectively.  As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the Washington and Texas real estate markets.  Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.
Property Damage
During the six months ended June 30, 2016, 1800 West Loop suffered physical damages due to floods. The Company’s insurance policy provides coverage for property damage and business interruption subject to a deductible of up to $100,000 per incident. Based on management’s estimates, the Company recognized an estimated aggregate loss due to damages of $1.6 million during the six months ended June 30 2016, which was reduced by $1.5 million of estimated insurance recoveries related to such damages, which the Company determined were probable of collection. The aggregate net loss due to damages of $0.1 million during the six months ended June 30, 2016 was classified as operating, maintenance and management expenses on the accompanying consolidated statements of operations and relates to the Company’s insurance deductible.
Recent Acquisition
Westpark Portfolio
On May 10, 2016, the Company, through an indirect wholly owned subsidiary (the “Westpark Portfolio Buyer”), acquired a portfolio of 21 office/flex/industrial buildings containing a total of 778,472 rentable square feet located on approximately 41 acres of land in Redmond, Washington (the “Westpark Portfolio”). The purchase price (net of closing credits) of the Westpark Portfolio was $125.8 million plus closing costs. The seller is not affiliated with the Company or the Advisor. The Company recorded $36.1 million to land, $81.2 million to building and improvements, $9.0 million to tenant origination and absorption costs, $0.1 million to above-market lease assets and $0.6 million to below-market lease liabilities during the six months ended June 30, 2016. The intangible assets and liabilities acquired in connection with this acquisition have weighted-average amortization periods as of the date of acquisition of 4.4 years for tenant origination and absorption costs, 2.7 years for above-market lease assets and 3.5 years for below-market lease liabilities.
The Company recorded the acquisition as a business combination and expensed $1.5 million of acquisition costs related to this portfolio for the six months ended June 30, 2016. During the six months ended June 30, 2016, the Company recognized $1.7 million of total revenues and $0.4 million of operating expenses from this portfolio.

4.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES
As of June 30, 2016 and December 31, 2015, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Cost	$48,602	$43,894	$2,315	$2,399	$(5,839)	$(5,826)
Accumulated Amortization	(23,191)	(22,749)	(1,463)	(1,361)	3,237	3,091
Net Amount	$25,411	$21,145	$852	$1,038	$(2,602)	$(2,735)

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2016
(unaudited)

Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three and six months ended June 30, 2016 and 2015 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended June 30,		For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2016	2015	2016	2015	2016	2015
Amortization	$(2,486)	$(2,716)	$(120)	$(258)	$381	$445

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Six Months Ended June 30,		For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015	2016	2015
Amortization	$(4,697)	$(5,639)	$(240)	$(531)	$689	$939
Additionally, as of June 30, 2016 and December 31, 2015, the Company had recorded unamortized tax abatement intangible assets, which are included in prepaid expenses and other assets in the accompanying balance sheets, of $6.8 million and $7.2 million, respectively.  During the three and six months ended June 30, 2016, the Company recorded amortization expense of $0.2 million and $0.5 million related to tax abatement intangible assets, respectively.  During the three and six months ended June 30, 2015, the Company recorded amortization expense of $0.2 million and $0.5 million related to tax abatement intangible assets, respectively.

5.	REAL ESTATE LOAN RECEIVABLE
As of December 31, 2015, the Company owned one real estate loan receivable, which was repaid during the six months ended June 30, 2016. The information for that real estate loan receivable as of June 30, 2016 and December 31, 2015 is set forth below (in thousands):

Loan Name Location of Related Property or Collateral	Date Originated	Property Type	Loan Type	Outstanding Principal Balance as of June 30, 2016	Book Value as of June 30, 2016	Book Value as of December 31, 2015 (1)	Contractual Interest Rate	Annualized Effective Interest Rate	Maturity Date
University House First Mortgage
New York, New York	3/20/2013	Student Housing	Mortgage	$—	$—	$27,850	(2)	(2)	(2)
_____________________
(1) Book value of the real estate loan receivable represents outstanding principal balance adjusted for unamortized acquisition discounts, origination fees and direct origination and acquisition costs and additional interest accretion.
(2) See below for a discussion of the assignment of the University House First Mortgage.
On June 30, 2015, the University House First Mortgage matured without repayment.  As a result, on July 1, 2015, the Company provided notice to the borrower of default. As of July 1, 2015, the Company had determined the University House Mortgage to be impaired and began recognizing income on a cash basis. The Company did not record a provision for loan loss reserves during the six months ended June 30, 2016 or 2015 as the Company believed the entire principal balance of $27.9 million related to the University House First Mortgage to be fully recoverable.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2016
(unaudited)

On April 21, 2016, the Company, through an indirect wholly owned subsidiary, entered into an assignment of mortgage to assign the University House First Mortgage to an assignee unaffiliated with the Company or the Advisor. On April 22, 2016, the Company received $31.6 million in connection with the assignment of the University House First Mortgage. The proceeds received from the assignment reflect the entire principal balance and interest due, including any default interest, as of April 21, 2016, plus any legal costs incurred by the Company in connection with the assignment.
For the three and six months ended June 30, 2016 and 2015, interest income from the real estate loan receivable consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Contractual interest income	$3,655	$774	$3,655	$1,540
Accretion of closing costs, origination fees and extension fees, net	—	219	—	428
Interest income from real estate loan receivable	$3,655	$993	$3,655	$1,968

6.	REAL ESTATE SALES
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
During the year ended December 31, 2015, the Company sold two office properties. The results of operations of these properties and gain on sale are included in continuing operations on the accompanying statements of operations. During the six months ended June 30, 2016, the Company did not have any dispositions and no properties were classified as held for sale as of June 30, 2016. The following table summarizes certain revenue and expenses related to these properties for the three and six months ended June 30, 2016, and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Total revenues	$—	$6	$—	$216

Total expenses	15	130	17	565

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2016
(unaudited)

7.	NOTES AND BONDS PAYABLE
As of June 30, 2016 and December 31, 2015, the Company’s notes and bonds payable consisted of the following (dollars in thousands):

	Book Value as of June 30, 2016	Book Value as of December 31, 2015	Contractual Interest Rate as of June 30, 2016 (1)	Effective Interest Rate at June 30, 2016 (1)	Payment Type	Maturity Date (2)
Richardson Portfolio Mortgage Loan	$40,889	$41,177	One-Month LIBOR + 2.10%	2.56%	Principal & Interest	05/01/2017
Bellevue Technology Center Mortgage Loan	59,720	52,960	One-Month LIBOR + 2.25%	2.71%	Principal & Interest	03/01/2017
Portfolio Revolving Loan Facility (3)	58,954	47,087	One-Month LIBOR + 2.25%	2.71%	Principal & Interest	05/01/2017
Portfolio Mortgage Loan	103,932	100,032	One-Month LIBOR + 2.25%	2.71%	Interest Only (4)	07/01/2017
Burbank Collection Mortgage Loan	9,098	9,098	One-Month LIBOR + 2.35%	2.85%	Interest Only	09/30/2016
50 Congress Mortgage Loan	28,766	28,075	One-Month LIBOR + 1.90%	2.36%	Interest Only (4)	10/01/2017
1180 Raymond Bond Payable	6,715	6,795	6.50%	6.50%	Principal & Interest	09/01/2036
Central Building Mortgage Loan	25,969	24,896	One-Month LIBOR + 1.75%	2.21%	Interest Only	11/13/2018
Maitland Promenade II Mortgage Loan (5)	20,019	20,182	One-Month LIBOR + 2.90%	3.36%	Principal & Interest	01/01/2017
Westmoor Center Mortgage Loan	61,373	56,036	One-Month LIBOR + 2.25%	2.71%	Interest Only (4)	02/01/2018
Plaza Buildings Senior Loan	110,493	111,000	One-Month LIBOR + 1.90%	2.36%	Principal & Interest	01/14/2017
424 Bedford Mortgage Loan	25,098	25,358	3.91%	3.91%	Principal & Interest	10/01/2022
1180 Raymond Mortgage Loan	31,000	28,100	One-Month LIBOR + 2.25%	2.71%	Interest Only	12/01/2017
KBS SOR (BVI) Holdings, Ltd. Series A Debentures (6)	251,380	—	4.25%	4.25%	(6)	03/01/2023
Total Notes and Bonds Payable principal outstanding	833,406	550,796
Net Premium/Discount on Notes and Bonds Payable (7)	68	50
Deferred financing costs, net	(11,702)	(3,523)
Total Notes and Bonds Payable, net	$821,772	$547,323
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of June 30, 2016. Effective interest rate is calculated as the actual interest rate in effect as of June 30, 2016 (consisting of the contractual interest rate and contractual floor rates), using interest rate indices at June 30, 2016, where applicable.
(2) Represents the initial maturity date or the maturity date as extended as of June 30, 2016; subject to certain conditions, the maturity dates of certain loans may be extended beyond the date shown.
(3) The Portfolio Revolving Loan Facility is secured by the 1800 West Loop Building and the Iron Point Business Park. The Portfolio Revolving Loan Facility is comprised of $63.5 million of revolving debt and $13.0 million of non-revolving debt available to be used for tenant improvements, leasing commissions and capital improvements, subject to certain terms and conditions contained in the loan documents. As of June 30, 2016, $47.2 million of revolving debt and $11.8 million of non-revolving debt had been disbursed to the Company and the remaining $16.3 million of revolving debt and $1.2 million of non-revolving debt is available for future disbursements, subject to certain conditions contained in the loan documents.
(4) Represents the payment type required under the loan as of June 30, 2016. Certain future monthly payments due under this loan also include amortizing principal payments. For more information of the Company’s contractual obligations under its notes and bonds payable, see five-year maturity table below.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2016
(unaudited)

During the three and six months ended June 30, 2016, the Company incurred $7.2 million and $12.4 million of interest expense, respectively. Included in interest expense for the three and six months ended June 30, 2016 was $1.0 million and $1.8 million of amortization of deferred financing costs, respectively. Additionally, during the three and six months ended June 30, 2016, the Company capitalized $0.5 million and $1.0 million of interest to its investments in undeveloped land, respectively. During the three and six months ended June 30, 2015, the Company incurred $3.9 million and $7.8 million of interest expense, respectively. Included in interest expense for the three and six months ended June 30, 2015 was $0.8 million and $1.5 million of amortization of deferred financing costs, respectively. Additionally, during the three and six months ended June 30, 2015, the Company capitalized $0.5 million and $1.0 million of interest to its investments in undeveloped land, respectively. As of June 30, 2016 , the Company’s deferred financing costs were $11.7 million, net of amortization, which are included in notes and bonds payable, net. As of December 31, 2015, the Company’s deferred financing costs were $4.7 million, net of amortization, of which $3.5 million is included in notes and bonds payable, net and $1.2 million is included in prepaid expenses and other assets on the accompanying consolidated balance sheets, respectively. As of June 30, 2016 and December 31, 2015, the Company’s interest payable was $4.7 million and $1.2 million, respectively.
The following is a schedule of maturities, including principal amortization payments, for all notes and bonds payable outstanding as of June 30, 2016 (in thousands):

July 1, 2016 through December 31, 2016	$12,073
2017	452,461
2018	87,542
2019	51,088
2020	51,122
Thereafter	179,120
$833,406
The Company’s notes payable contain financial debt covenants. As of June 30, 2016, the Company was in compliance with all of these debt covenants, except that, as of June 30, 2016, the borrower under the Westmoor Center Mortgage Loan was out of debt service coverage compliance. Such non-compliance does not constitute an event of default under the applicable loan agreement. As a result of such non-compliance, under the loan, the borrower may be required to fund an interest reserve account equal to six months of interest.
Recent Financing Transactions
Israeli Bond Financing
On March 2, 2016, KBS Strategic Opportunity BVI, a wholly owned subsidiary of the Company, filed a final prospectus with the Israel Securities Authority for a proposed offering of up to 1,000,000,000 Israeli new Shekels of Series A debentures (the “Debentures”) at an annual interest rate not to exceed 4.25%. On March 1, 2016, KBS Strategic Opportunity BVI commenced the institutional tender of the Debentures and accepted application for 842.5 million Israeli new Shekels. On March 7, 2016, KBS Strategic Opportunity BVI commenced the public tender of the Debentures and accepted 127.7 million Israeli new Shekels.  In the aggregate, KBS Strategic Opportunity BVI accepted 970.2 million Israeli new Shekels (approximately $251.4 million as of June 30, 2016) in both the institutional and public tenders at an annual interest rate of 4.25%.  KBS Strategic Opportunity BVI issued the Debentures on March 8, 2016. The terms of the Debentures require principal installment payments equal to 20% of the face value of the Debentures on March 1st of each year from 2019 to 2023.
As of June 30, 2016, the Company incurred legal, rating and underwriting fees of approximately $9.8 million in connection with the offering. In addition, the Company funded interest reserves of 20.0 million Israeli new Shekels (approximately $5.2 million as of June 30, 2016) and 1.0 million Israeli new Shekels (approximately $0.3 million as of June 30, 2016) of expense reserve required by the Debenture documents.
The deed of trust that governs the terms of the Debentures contains various financial covenants. As of June 30, 2016, the Company was in compliance with all of these financial debt covenants.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2016
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
Cash and cash equivalents, rent and other receivables and accounts payable and accrued liabilities: These balances approximate their fair values due to the short maturities of these items.
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
Notes and bonds payable: The fair values of the Company’s notes and bonds payable are estimated using a discounted cash flow analysis based on management’s estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio, type of collateral and other credit enhancements. Additionally, when determining the fair value of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available, the Company measures fair value using (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as assets or (ii) another valuation technique that is consistent with the principles of fair value measurement, such as the income approach or the market approach. The Company classifies these inputs as Level 3 inputs. The Company’s bonds issued in Israel are publicly traded on the Tel-Aviv Stock Exchange. The Company used the quoted price as of June 30, 2016 for the fair value of its bonds issued in Israel. The Company classifies this input as a Level 1 input.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2016
(unaudited)

The following were the face values, carrying amounts and fair values of the Company’s financial instruments as of June 30, 2016 and December 31, 2015, which carrying amounts do not approximate the fair values (in thousands):

	June 30, 2016			December 31, 2015
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Real estate loan receivable	$—	$—	$—	$27,850	$27,850	$27,850
Financial liabilities:
Notes and bonds payable	$582,026	$579,655	$584,342	$550,796	$547,323	$554,007
KBS SOR (BVI) Holdings, Ltd. Series A Debentures	$251,380	$242,117	$247,107	$—	$—	$—
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
During the three and six months ended June 30, 2016 and 2015, no other business transactions occurred between the Company and these other KBS-sponsored programs.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2016
(unaudited)

Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three and six months ended June 30, 2016 and 2015, respectively, and any related amounts payable as of June 30, 2016 and December 31, 2015 (in thousands):

	Incurred				Payable as of
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
	2016	2015	2016	2015	2016	2015
Expensed
Asset management fees	$2,205	$2,077	$4,293	$4,130	$—	$—
Real estate acquisition fees	1,274	—	1,274	—	—	—
Reimbursable operating expenses (1)	69	32	113	77	59	59
Disposition fees(2)	279	—	279	102	—	—
	$3,827	$2,109	$5,959	$4,309	$59	$59
_____________________
(1) The Advisor may seek reimbursement for certain employee costs under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $41,000 and $29,000 for the three months ended June 30, 2016 and 2015, respectively and $85,000 and $62,000 for the six months ended June 30, 2016 and 2015, respectively, and were the only employee costs reimbursed under the Advisory Agreement during these periods. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company’s direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company.
(2) Disposition fees with respect to real estate sold are included in the gain on sale of real estate in the accompanying consolidated statements of operations. Disposition fees with respect to the assignment of the Company's real estate loan receivable are included in general and administrative expenses in the accompanying consolidated statements of operations.
During the three and six months ended June 30, 2016, the Advisor reimbursed the Company $66,000 for property insurance rebate and $69,000 for legal and professional fees.

10.	INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
As of June 30, 2016 and December 31, 2015, the Company’s investments in unconsolidated joint ventures were composed of the following (dollars in thousands):

				Investment Balance at
Joint Venture	Number of Properties	Location	Ownership %	June 30, 2016	December 31, 2015
NIP Joint Venture	21	Various	Less than 5.0%	$5,305	$5,305
110 William Joint Venture	1	New York, New York	60.0%	70,584	69,132
				$75,889	$74,437

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2016
(unaudited)

Investment in National Industrial Portfolio Joint Venture
On May 18, 2012, the Company, through an indirect wholly owned subsidiary, entered into a joint venture (the “NIP Joint Venture”) with OCM NIP JV Holdings, L.P. and HC KBS NIP JV, LLC (“HC-KBS”). The NIP Joint Venture owns 21 industrial properties and a master lease with respect to another industrial property encompassing 10.8 million square feet. The Company made an initial capital contribution of $8.0 million which represents less than a 5.0% ownership interest in the NIP Joint Venture as of June 30, 2016. The Company has virtually no influence over the NIP Joint Venture’s operations, financial policies or decision making. Accordingly, the Company has accounted for its investment in the NIP Joint Venture under the cost method of accounting. Income, losses and distributions from the NIP Joint Venture are generally allocated among the members based on their respective equity interests.
KBS REIT I, an affiliate of the Advisor, is a member of HC-KBS and has a participation interest in certain future potential profits generated by the NIP Joint Venture.  However, KBS REIT I does not have any equity interest in the NIP Joint Venture. None of the other joint venture partners are affiliated with the Company or the Advisor.
As of June 30, 2016 and December 31, 2015, the book value of the Company’s investment in the NIP Joint Venture was $5.3 million. During the three and six months ended June 30, 2016 and 2015, the Company did not receive any distributions related to its investment in the NIP Joint Venture.
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
As of June 30, 2016 and December 31, 2015, the book value of the Company’s investment in the 110 William Joint Venture was $70.6 million and $69.1 million, respectively, which includes $1.5 million of unamortized acquisition fees and expenses incurred directly by the Company.
Summarized financial information for the 110 William Joint Venture follows (in thousands):

	June 30, 2016	December 31, 2015
Assets:
Real estate assets, net of accumulated depreciation and amortization	$267,708	$269,664
Other assets	20,276	18,973
Total assets	$287,984	$288,637
Liabilities and Equity:
Notes payable, net(1)	$160,035	$162,395
Other liabilities	12,870	13,617
Partners’ capital	115,079	112,625
Total Liabilities and Equity	$287,984	$288,637
_____________________
(1) Includes (i) a first mortgage loan with an outstanding principal balance of $137.5 million and $138.6 million as of June 30, 2016 and December 31, 2015, respectively, bearing interest at a fixed rate of 4.8% per annum and maturing on July 6, 2017 and (ii) a mezzanine loan with an outstanding principal balance of $20.0 million as of June 30, 2016 and December 31, 2015 bearing interest at a fixed rate of 9.5% per annum and maturing on July 6, 2017.  The amount presented includes a premium on notes payable of $3.0 million and $4.5 million as of June 30, 2016 and December 31, 2015, respectively and deferred financing costs, net of $0.5 million and $0.7 million as of June 30, 2016 and December 31, 2015, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2016
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	$8,388	$8,413	$16,639	$16,698
Expenses:
Operating, maintenance, and management	2,453	2,784	4,958	5,487
Real estate taxes and insurance	1,533	1,352	2,967	2,687
Depreciation and amortization	3,147	3,222	6,268	6,282
Interest expense	1,508	1,542	3,024	3,075
Total expenses	8,641	8,900	17,217	17,531
Other income	16	307	32	308
Net loss	$(237)	$(180)	$(546)	$(525)
Company’s equity in loss of unconsolidated joint venture	$(152)	$(118)	$(348)	$(336)
11. UNAUDITED PRO FORMA FINANCIAL INFORMATION
The Company acquired one office portfolio during the six months ended June 30, 2016, which was accounted for as a business combination. The following unaudited pro forma information for the three and six months ended June 30, 2016 and 2015 has been prepared to give effect to the acquisition of the Westpark Portfolio as if this acquisition occurred on January 1, 2015. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had the acquisitions occurred on this date, nor does it purport to predict the results of operations for future periods (in thousands).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	$35,037	$31,137	$66,068	$61,549
Depreciation and amortization	$12,694	$12,224	$25,074	$24,516
Net (loss) income	$(360)	$3,015	$(5,093)	$8,776
The unaudited pro forma information for the three and six months ended June 30, 2016 was adjusted to exclude $1.5 million of acquisition costs related to the Westpark Portfolio incurred by the Company in 2016, respectively.

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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Although there can be no assurance, the Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations as of June 30, 2016. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2016
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
Real Estate Acquisition and Probable Acquisition Subsequent to June 30, 2016
Acquisition of 353 Sacramento
On July 11, 2016, the Company, through an indirect wholly owned subsidiary, acquired an office building containing 284,751 rentable square feet located on approximately 0.35 acres of land in San Francisco, California (“353 Sacramento”). The seller is not affiliated with the Company or the Advisor. The purchase price of 353 Sacramento was $169.5 million plus closing costs. The Company is in process of assessing the fair value of the acquired tangible assets and any applicable intangible assets and liabilities for this business combination.
353 Sacramento was built in 1982 and at acquisition was 85% leased to 25 tenants.
Financing Subsequent to June 30, 2016
Westpark Portfolio Mortgage Loan
On July 8, 2016, the Westpark Portfolio Buyer, entered into a four-year mortgage loan with an unaffiliated lender, for borrowings of up to $85.2 million secured by the Westpark Portfolio (the “Westpark Portfolio Mortgage Loan”). At closing, $83.2 million of the loan was funded and the remaining $2.0 million was available for future disbursements to be used for tenant improvement costs, subject to certain terms and conditions contained in the loan documents.
The Westpark Portfolio Mortgage Loan matures on July 1, 2020, with a one-year extension option, subject to certain terms and conditions contained in the loan documents. The Westpark Portfolio Mortgage Loan bears interest at a floating rate of 250 basis points over one-month LIBOR. The Westpark Portfolio Buyer has the right to prepay the loan in whole at any time, or in part from time to time.
KBS SOR Properties LLC (“SOR Properties”), the Company’s indirect wholly owned subsidiary, is providing a limited guaranty of the Westpark Portfolio Mortgage Loan with respect to certain potential fees, costs, expenses, losses or damages incurred or suffered by the lender as a result of certain intentional actions committed by the Westpark Portfolio Buyer in violation of the loan documents. SOR Properties is also providing a guaranty of the principal balance and any interest or other sums outstanding under the Westpark Portfolio Mortgage Loan in the event of certain bankruptcy or insolvency proceedings involving the Westpark Portfolio Buyer, certain direct or indirect transfers or financings of Westpark Portfolio in violation of the loan documents and the violation of certain other terms of the loan documents by the Westpark Portfolio Buyer.
Foreign Currency Collar
On August 8, 2016, the Company, through an indirect wholly owned subsidiary, entered into a foreign currency collar to hedge against a change in the exchange rate of the Israeli new Shekel versus the U.S. Dollar. The foreign currency collar expires on August 8, 2017 and has a U.S. Dollar notional amount of $100.0 million. The foreign currency collar consists of a purchased call option to buy and a sold put option to sell the Israeli new Shekels at 3.7245 and 3.826 Israeli new Shekels, respectively. The foreign currency collar is intended to permit the Company to exchange, on the settlement date of the collar and net of the effect of the collar, $100.0 million U.S. Dollars for an amount of Israeli new Shekels ranging from 372.5 million to 382.6 million.

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

•	Our opportunistic investment strategy involves a higher risk of loss than would a strategy of investing in performing real estate and real estate related assets.
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
On January 8, 2009, we filed a registration statement on Form S-11 with the SEC to offer a minimum of 250,000 shares and a maximum of 140,000,000 shares of common stock for sale to the public, of which 100,000,000 shares were registered in our primary offering and 40,000,000 shares were registered under our dividend reinvestment plan. We ceased offering shares of common stock in our primary offering on November 14, 2012. We sold 56,584,976 shares of common stock in the primary offering for gross offering proceeds of $561.7 million. We continue to offer shares of common stock under the dividend reinvestment plan. As of June 30, 2016, we had sold 5,569,775 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $59.1 million. Also as of June 30, 2016, we had redeemed 3,806,297 of the shares sold in our offering for $45.4 million. Additionally, on December 29, 2011 and October 23, 2012, we issued 220,994 shares and 55,249 shares of common stock, respectively, for $2.0 million and $0.5 million, respectively, in private transactions exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.
On March 2, 2016, KBS Strategic Opportunity (BVI) Holdings, Ltd. (“KBS Strategic Opportunity BVI”), our wholly owned subsidiary, filed a final prospectus with the Israel Securities Authority for a proposed offering of up to 1,000,000,000 Israeli new Shekels of Series A debentures (the “Debentures”) at an annual interest rate not to exceed 4.25%. On March 1, 2016, KBS Strategic Opportunity BVI commenced the institutional tender of the Debentures and accepted application for 842.5 million Israeli new Shekels. On March 7, 2016, KBS Strategic Opportunity BVI commenced the public tender of the Debentures and accepted 127.7 million Israeli new Shekels.  In the aggregate, KBS Strategic Opportunity BVI accepted 970.2 million Israeli new Shekels (approximately $251.4 million as of June 30, 2016) in both the institutional and public tenders at an annual interest rate of 4.25%.  KBS Strategic Opportunity BVI issued the Debentures on March 8, 2016. The terms of the Debentures require principal installment payments equal to 20% of the face value of the Debentures on March 1st of each year from 2019 to 2023.
As of June 30, 2016, we owned 10 office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 25 acres of undeveloped land, one office portfolio consisting of three office properties, one office/flex/industrial portfolio consisting of 21 buildings, one retail property, two apartment properties, two investments in undeveloped land encompassing an aggregate of 1,670 acres and two investments in unconsolidated joint ventures.
Market Outlook – Real Estate and Real Estate Finance Markets
The following discussion is based on management’s beliefs, observations and expectations with respect to the real estate and real estate finance markets.
Current conditions in the global capital markets remain volatile. Prior to the June 23, 2016 vote in the United Kingdom in favor of leaving the European Union, economic data and financial market developments suggested that the global economy was improving, although at a slow incremental rate. Growth in most advanced economies remained lackluster, with low potential growth and a gradual closing of output gaps. Prospects remained uneven across emerging markets and developing economies, with some improvement for a few large emerging markets, in particular Brazil and Russia, pointing to a modest upward revision to 2017 global growth relative to the International Monetary Fund’s April 2016 forecast.
The outcome of the U.K. vote, which surprised global financial markets, implies downside risk for the world economy. As a result, the International Monetary Fund recently downgraded the global outlook for 2016 and 2017, despite the better-than-expected performance in early 2016. This downgrade in outlook reflects the expected macroeconomic consequences of a sizable increase in uncertainty, including on the political front. This uncertainty is projected to take a toll on both business and consumer confidence and investment. The initial financial market reaction was severe but generally orderly. As of mid-July 2016, the Great Britain Pound was weakened by about 10 percent since the June 23, 2016 vote; despite some rebound, equity prices are lower in some sectors, especially for European banks; and yields on higher quality assets have declined. Historically low interest rates have been reached in many developed nations.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

In the United States, economic growth has been relatively steady and modest. In the United States, first-quarter growth was 0.8%, which was weaker than expected, triggering a downward revision of 0.2% to the 2016 growth forecast. The high-frequency indicators point to a pick up in growth in the U.S. economy in the second quarter and for the remainder of the year, consistent with fading headwinds from a strong U.S. dollar and lower energy sector investment. The impact of Brexit is projected to be muted for the United States, as lower long-term interest rates and a more gradual path of monetary policy normalization in the United States are expected to broadly offset larger corporate spreads, a stronger U.S. dollar, and some decline in confidence in the U.S. economy.
The low interest rate policy of the Federal Reserve Board remains in place. While the U.S. Federal Reserve appeared ready to raise interest rates in in the second half of 2016, increased global geopolitical and economic risks seem to have muted those expectations until late 2016 or early 2017.
Europe and Japan continue to engage in unconventional monetary policy. Asset purchases and stimulus programs in both regions have driven interest rates and investment yields to new lows. Both regions now have historically low interest rates, with some government and corporate bonds trading with negative yields. While the intent of these policies is to spur economic growth, the size of these programs is unprecedented, and the ultimate impact on those economies and the broader global financial system remains unknown.
With the backdrop of increasing levels of global political conflict, and weaker international economic conditions, the U.S. dollar has remained a safe haven currency. Slowing economic growth, poor corporate earnings and increased global geopolitical risks have caused the markets to discount the likelihood of substantial ongoing tightening of monetary policy. This, in turn, has kept the U.S. yield curve near all-time lows.
The U.S. commercial real estate market continues to benefit from inflows of foreign capital. In 2015, commercial real estate transaction volumes increased 23%, making 2015 the second highest level of investment volume, behind only 2007. However, in the first half of 2016, this trend appears to be slowing. Despite international equity capital continuing to flow into the U.S. markets, lenders have cooled to the market. For balance sheet lenders, such as banks and insurance companies, underwriting standards have been tightened. This has resulted in lower loan-to-value and coverage ratios. The lack of CMBS lending has added pressure to the situation as CMBS lenders are trying to adjust to the new securitization rules which require issuers to maintain an ongoing equity stake in pooled transactions. These trends have led to increased uncertainty in the level and cost of debt for commercial properties, and in turn has injected some volatility into commercial real estate markets.
Liquidity and Capital Resources
Our principal demand for funds during the short and long-term is and will be for the acquisition of real estate and real estate-related investments; payment of operating expenses, capital expenditures and general and administrative expenses; payments under debt obligations; redemptions of common stock; and payments of distributions to stockholders. To date, we have had six primary sources of capital for meeting our cash requirements:

•	Proceeds from the primary portion of our initial public offering;

•	Proceeds from our dividend reinvestment plan;

•	Debt financing;

•	Proceeds from our public bond offering to Israeli investors;

•	Proceeds from the sale of real estate and the repayment of real estate-related investments; and

•	Cash flow generated by our real estate and real estate-related investments.
We sold 56,584,976 shares of common stock in the primary portion of our initial public offering for gross offering proceeds of $561.7 million. We ceased offering shares in the primary portion of our initial public offering on November 14, 2012. We continue to offer shares of common stock under the dividend reinvestment plan. As of June 30, 2016, we had sold 5,569,775 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $59.1 million. To date, we have invested all of the net proceeds from our initial public offering in real estate and real estate-related investments. We intend to use our cash on hand, proceeds from debt financing, proceeds from the issuance of our 4.25% bonds to Israeli investors, cash flow generated by our real estate operations and real estate-related investments, proceeds from our dividend reinvestment plan and principal repayments on our real estate loans receivable as our primary sources of immediate and long-term liquidity.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures and corporate general and administrative expenses.  Cash flow from operations from our real estate investments is primarily dependent upon the occupancy levels of our properties, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures.  As of June 30, 2016, our office, retail and industrial properties were collectively 85% occupied and our apartment properties were collectively 92% occupied.
Investments in real estate-related loans generate cash flow in the form of interest income, which are reduced by loan service fees, asset management fees and corporate general and administrative expenses. On June 30, 2015, the University House First Mortgage Loan matured without repayment. On April 21, 2016, the University House First Mortgage Loan lender entered into an assignment of mortgage to assign the University House First Mortgage Loan to an assignee unaffiliated with us or our advisor. On April 22, 2016, we received $31.6 million in connection with the assignment of the University House First Mortgage Loan. The proceeds received from the assignment reflects the entire principal balance and interest due, including any default interest, as of April 21, 2016, plus any legal costs incurred by us in connection with the assignment.
As of June 30, 2016, we had outstanding debt obligations in the aggregate principal amount of $833.4 million, with a weighted average remaining term of 3.0 years. As of June 30, 2016, we had $16.3 million of unrestricted secured revolving debt available for future disbursements under a portfolio loan facility, subject to certain conditions set forth in the loan agreement.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the Conflicts Committee of our board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expense reimbursements for the four fiscal quarters ended June 30, 2016 did not exceed the charter imposed limitation.
For the six months ended June 30, 2016, our cash needs for capital expenditures, redemptions of common stock and debt servicing were met with proceeds from debt financing, proceeds from our dividend reinvestment plan and cash on hand. Operating cash needs during the same period were met through cash flow generated by our real estate and real estate-related investments and cash on hand.
Cash Flows from Operating Activities
As of June 30, 2016, we owned 10 office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 25 acres of undeveloped land, one office portfolio consisting of three office properties, one office/flex/industrial portfolio consisting of 21 buildings, one retail property, two apartment properties, two investments in undeveloped land encompassing an aggregate of 1,670 acres and two investments in unconsolidated joint ventures. During the six months ended June 30, 2016, net cash provided by operating activities was $12.6 million. We expect that our cash flows from operating activities will increase in future periods as a result of leasing additional space that is currently unoccupied and anticipated future acquisitions of real estate and real estate-related investments. However, our cash flows from operating activities may decrease to the extent that we dispose of assets.
Cash Flows from Investing Activities
Net cash used in investing activities was $139.8 million for the six months ended June 30, 2016 and primarily consisted of the following:

•	Acquisition of an office/flex/industrial portfolio consisting of 21 buildings for $125.8 million;

•	Principal proceeds received from the assignment of University House in the amount of $27.9 million;

•	Escrow deposits for future real estate purchase of $16.0 million;

•	Improvements to real estate of $14.0 million;

•	Restricted cash for capital expenditures of $7.8 million;

•	Funding of restricted cash for development obligations of $2.5 million;

•	Additional investment in an unconsolidated joint venture of $1.8 million; and

•	Proceeds from insurance claims of $0.3 million.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flows from Financing Activities
Net cash provided by financing activities was $217.3 million for the six months ended June 30, 2016 and consisted primarily of the following:

•
$266.1 million of net cash provided by debt and other financings as a result of proceeds from notes and bond payable of $338.6 million, partially offset by principal payments on notes payable of $58.2 million, payments of deferred financing costs of $9.2 million and restricted cash for debt service obligations of $5.1 million;

•	$7.0 million of payments made to redeem shares of common stock;

•	$4.6 million of net cash distributions to stockholders, after giving effect to distributions reinvested by stockholders of $6.4 million;

•	$38.0 million of acquisitions of noncontrolling interests; and

•	$0.8 million of contributions from noncontrolling interests.
In order to execute our investment strategy, we utilize secured debt and we may, to the extent available, utilize unsecured debt to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinancing and interest risks, are properly balanced with the benefit of using leverage. There is no limitation on the amount we may borrow for any single investment. Our charter limits our total liabilities such that our total liabilities may not exceed 75% of the cost of our tangible assets; however, we may exceed that limit if a majority of the Conflicts Committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our common stockholders in our next quarterly report with an explanation from the Conflicts Committee of the justification for the excess borrowing. As of June 30, 2016, our borrowings and other liabilities were approximately 67% of the cost (before depreciation or other noncash reserves) and book value (before depreciation) of our tangible assets.
In addition to making investments in accordance with our investment objectives, we use or have used our capital resources to make certain payments to our advisor and our dealer manager. During our offering stage, these payments included payments to our dealer manager for selling commissions and dealer manager fees related to sales in our primary offering and payments to our dealer manager and our advisor for reimbursement of certain organization and other offering expenses related both to the primary offering and the dividend reinvestment plan. During our acquisition and development stage, we expect to continue to make payments to our advisor in connection with the selection and origination or purchase of investments, the management of our assets and costs incurred by our advisor in providing services to us as well as for any dispositions of assets (including the discounted payoff of non-performing loans). In addition, an affiliate of our advisor, KBS Management Group, was recently formed to provide property management services with respect to certain properties owned by KBS-advised companies.  In the future, we may engage KBS Management Group with respect to one or more of our properties to provide property management services.  With respect to any such properties, we would expect to pay KBS Management Group a monthly fee equal to a percentage of the rent (to be determined on a property by property basis, consistent with current market rates).
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of June 30, 2016 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2016	2017-2018	2019-2020	Thereafter
Outstanding debt obligations (1)	$833,406	$12,073	$540,003	$102,210	$179,120
Interest payments on outstanding debt obligations (2)	74,675	13,236	30,726	18,267	12,446
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts, maturity dates, foreign currency rate and interest rates in effect at June 30, 2016. We incurred interest expense of $11.5 million, excluding amortization of deferred financing costs of $1.8 million and including interest capitalized of $1.0 million, for the six months ended June 30, 2016.
Results of Operations
Overview
As of June 30, 2015, we owned 11 office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 63 acres of undeveloped land, one office portfolio consisting of three office properties, one retail property, two apartment properties, two investments in undeveloped land encompassing an aggregate of 1,670 acres, one first mortgage loan and two investments in unconsolidated joint ventures. As of June 30, 2016, we owned 10 office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 25 acres of undeveloped land, one office portfolio consisting of three office properties, one office/flex/industrial portfolio consisting of 21 buildings, one retail property, two apartment properties, two investments in undeveloped land encompassing an aggregate of 1,670 acres, one first mortgage loan and two investments in unconsolidated joint ventures. Our results of operations for the three and six months ended June 30, 2016 may not be indicative of those in future periods as the occupancy in our properties has not been stabilized. As of June 30, 2016, our office, retail and industrial properties were collectively 85% occupied and our apartment properties were collectively 92% occupied.  However, due to the short outstanding weighted-average lease term in the portfolio of less than four years, we do not put significant emphasis on quarterly changes in occupancy (positive or negative) in the short run. Our underwriting and valuations are generally more sensitive to “terminal values” that may be realized upon the disposition of the assets in the portfolio and less sensitive to ongoing cash flows generated by the portfolio in the years leading up to an eventual sale. There are no guarantees that occupancies of our assets will increase, or that we will recognize a gain on the sale of our assets. We funded the acquisitions of these investments with proceeds from our initial public offering and debt financing. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of leasing additional space and acquiring additional assets but decrease due to disposition activity.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparison of the three months ended June 30, 2016 versus the three months ended June 30, 2015
The following table provides summary information about our results of operations for the three months ended June 30, 2016 and 2015 (dollar amounts in thousands):

	Three Months Ended June 30,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions/ Dispositions (1)	$ Change Due to Investments Held Throughout Both Periods (2)
	2016	2015
Rental income	$24,585	$22,118	$2,467	11%	$1,315	$1,152
Tenant reimbursements	4,828	4,740	88	2%	347	(259)
Interest income from real estate loan receivable	3,655	993	2,662	268%	2,662	—
Other operating income	798	816	(18)	(2)%	(3)	(15)
Operating, maintenance, and management costs	9,303	8,980	323	4%	202	121
Real estate taxes and insurance	4,029	3,839	190	5%	149	41
Asset management fees to affiliate	2,205	2,077	128	6%	88	40
Real estate acquisition fees to affiliate	1,274	—	1,274	n/a	1,274	—
Real estate acquisition fees and expenses	268	—	268	n/a	268	—
General and administrative expenses	1,699	869	830	96%	n/a	n/a
Foreign currency gain	(2,340)	—	(2,340)	n/a	n/a	n/a
Depreciation and amortization	12,091	11,159	932	8%	960	(28)
Interest expense	7,185	3,857	3,328	86%	n/a	n/a
Other income	—	4,889	(4,889)	n/a	n/a	n/a
_____________________
(1) Represents the dollar amount increase (decrease) for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 related to real estate and real estate-related investments acquired, repaid or disposed on or after April 1, 2015.
(2) Represents the dollar amount increase (decrease) for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 with respect to real estate and real estate-related investments owned by us during the entire periods presented.
Rental income and tenant reimbursements increased from $22.1 million and $4.7 million, respectively, for the three months ended June 30, 2015 to $24.6 million and $4.8 million, respectively, for the three months ended June 30, 2016, primarily as a result of the growth in our real estate portfolio and as a result of an increase in occupancy from 84% as of June 30, 2015 to 85% as of June 30, 2016 related to properties (excluding apartments) held throughout both periods. In addition, annualized base rent per square foot increased from $21.15 as of June 30, 2015 to $21.75 as of June 30, 2016 related to properties (excluding apartments) held throughout both periods. We expect rental income and tenant reimbursements to increase in future periods as a result of anticipated future acquisitions of real estate and leasing additional space but to decrease to the extent we dispose of properties.
Interest income from our real estate loan receivable, recognized using the interest method, increased from $1.0 million for the three months ended June 30, 2015 to $3.7 million for the three months ended June 30, 2016, primarily as a result of the recognition and collection of default interest during the three months ended June 30, 2016. On June 30, 2015, the University House First Mortgage Loan matured without repayment.  On July 1, 2015, we provided notice to the borrower of default. We determined the real estate loan receivable to be impaired and recognized interest income from our real estate loan receivable on a cash basis. On April 21, 2016, we entered into an assignment of mortgage to assign the University House First Mortgage Loan to an assignee unaffiliated with us or our advisor. On April 22, 2016, we received $31.6 million in connection with the assignment of the University House First Mortgage Loan. The proceeds received from the assignment reflect the entire principal balance and interest due, including any default interest, as of April 21, 2016, plus any legal costs incurred by us in connection with the assignment.
Property operating costs and real estate taxes and insurance increased from $9.0 million and $3.8 million, respectively, for the three months ended June 30, 2015 to $9.3 million and $4.0 million, respectively, for the three months ended June 30, 2016, primarily as a result of the growth in our real estate portfolio. We expect property operating costs and real estate taxes and insurance to increase in future periods as a result of anticipated future acquisitions of real estate, increasing occupancy of our real estate assets and inflation but to decrease to the extent we dispose of properties.
Asset management fees increased from $2.1 million for the three months ended June 30, 2015 to $2.2 million for the three months ended June 30, 2016, primarily as a result of the growth in our real estate portfolio. We expect asset management fees to increase in future periods as a result of anticipated future acquisitions of real estate investments and capital expenditures but to decrease to the extent we dispose of properties. All asset management fees incurred as of June 30, 2016 have been paid.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Real estate acquisition fees and expenses to affiliates and non-affiliates were $1.5 million for the three months ended June 30, 2016. We did not acquire any real estate for the three months ended June 30, 2015 and, therefore, did not incur any acquisition fees or expenses during the period. During the three months ended June 30, 2016, we acquired one real estate property for $125.8 million. We expect real estate acquisition fees and expenses to vary in future periods based upon acquisition activity.
General and administrative expenses increased from $0.9 million for the three months ended June 30, 2015 to $1.7 million for the three months ended June 30, 2016, primarily due to increased legal and auditor costs as a result of our bond offering. We expect general and administrative expenses to fluctuate based on our legal expenses and investment and disposition activity.
We recognized $2.3 million of foreign currency transaction gain for the three months ended June 30, 2016 related to the issuance of Series A debentures in Israel. These debentures are denominated in Israeli new Shekels and we expect to recognize foreign transaction gains and losses to the extent that we do not enter into a foreign currency hedge. We did not recognize any foreign currency transaction gain or loss during the three months ended June 30, 2015.
Depreciation and amortization increased from $11.2 million for the three months ended June 30, 2015 to $12.1 million for the three months ended June 30, 2016, primarily as a result of the growth in our real estate portfolio. We expect depreciation and amortization to increase in future periods as a result of anticipated future acquisitions of real estate but to decrease as a result of amortization of tenant origination costs related to lease expirations and the disposition of properties.
Interest expense increased from $3.9 million for the three months ended June 30, 2015 to $7.2 million for the three months ended June 30, 2016, primarily due to increased borrowings as a result of our bond offering. Excluded from interest expense was $0.5 million of interest capitalized to our investments in undeveloped land during the three months ended June 30, 2016 and 2015. Our interest expense in future periods will vary based on interest rate fluctuations, the amount of interest capitalized and our level of future borrowings, which will depend on the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.
We had no other income during the three months ended June 30, 2016. During the three months ended June 30, 2015, we received $5.7 million in proceeds from condemnation agreements. The carrying value of the condemned land was $0.8 million, resulting in a gain of $4.9 million, which is included in other income in the accompanying consolidated statements of operations.
Comparison of the six months ended June 30, 2016 versus the six months ended June 30, 2015
The following table provides summary information about our results of operations for the six months ended June 30, 2016 and 2015 (dollar amounts in thousands):

	Six Months Ended June 30,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions/ Dispositions (1)	$ Change Due to Investments Held Throughout Both Periods (2)
	2016	2015
Rental income	$47,417	$43,979	$3,438	8%	$1,138	$2,300
Tenant reimbursements	9,582	9,050	532	6%	345	187
Interest income from real estate loan receivable	3,655	1,968	1,687	86%	1,687	—
Other operating income	1,578	1,613	(35)	(2)%	(35)	—
Operating, maintenance, and management costs	18,823	17,924	899	5%	77	822
Real estate taxes and insurance	7,903	7,498	405	5%	112	293
Asset management fees to affiliate	4,293	4,130	163	4%	71	92
Real estate acquisition fees to affiliate	1,274	—	1,274	n/a	1,274	—
Real estate acquisition fees and expenses	268	—	268	n/a	268	—
General and administrative expenses	2,835	1,732	1,103	64%	n/a	n/a
Foreign currency gain	(2,037)	—	(2,037)	n/a	n/a	n/a
Depreciation and amortization	23,099	22,387	712	3%	862	(150)
Interest expense	12,362	7,769	4,593	59%	n/a	n/a
Other income	—	4,889	(4,889)	n/a	n/a	n/a
Gain on sale of real estate, net	—	8,287	(8,287)	n/a	(8,287)	n/a
_____________________
(1) Represents the dollar amount increase (decrease) for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 related to real estate and real estate-related investments acquired, repaid or disposed on or after January 1, 2015.
(2) Represents the dollar amount increase (decrease) for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 with respect to real estate and real estate-related investments owned by us during the entire periods presented.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Rental income and tenant reimbursements increased from $44.0 million and $9.1 million, respectively, for the six months ended June 30, 2015 to $47.4 million and $9.6 million, respectively, for the six months ended June 30, 2016, primarily as a result of the growth in our real estate portfolio and as a result of an increase in occupancy from 84% as of June 30, 2015 to 85% as of June 30, 2016 related to properties (excluding apartments) held throughout both periods. In addition, annualized base rent per square foot increased from $21.15 as of June 30, 2015 to $21.75 as of June 30, 2016 related to properties (excluding apartments) held throughout both periods. We expect rental income and tenant reimbursements to increase in future periods as a result of anticipated future acquisitions of real estate and leasing additional space but to decrease to the extent we dispose of properties.
Interest income from our real estate loan receivable, recognized using the interest method, increased from $2.0 million for the six months ended June 30, 2015 to $3.7 million for the six months ended June 30, 2016, primarily as a result of our recognition and collection of default interest during the six months ended June 30, 2016. On June 30, 2015, the University House First Mortgage Loan matured without repayment.  On July 1, 2015, we provided notice to the borrower of default. We determined the real estate loan receivable to be impaired and recognized interest income from our real estate loan receivable on a cash basis. On April 21, 2016, we entered into an assignment of mortgage to assign the University House First Mortgage Loan to an assignee unaffiliated with the us or our advisor. On April 22, 2016, we received $31.6 million in connection with the assignment of the University House First Mortgage Loan. The proceeds received from the assignment reflects the entire principal balance and interest due, including any default interest, as of April 21, 2016, plus any legal costs incurred by us in connection with the assignment.
Property operating costs and real estate taxes and insurance increased from $17.9 million and $7.5 million, respectively, for the six months ended June 30, 2015 to $18.8 million and $7.9 million, respectively, for the six months ended June 30, 2016, primarily as a result of the growth in our real estate portfolio. We expect property operating costs and real estate taxes and insurance to increase in future periods as a result of anticipated future acquisitions of real estate, increasing occupancy of our real estate assets and inflation but to decrease to the extent we dispose of properties.
Asset management fees increased from $4.1 million for the six months ended June 30, 2015 to $4.3 million for the six months ended June 30, 2016, primarily as a result of the growth in our real estate portfolio. We expect asset management fees to increase in future periods as a result of anticipated future acquisitions of real estate investments and capital expenditures but to decrease to the extent we dispose of properties. All asset management fees incurred as of June 30, 2016 have been paid.
Real estate acquisition fees and expenses to affiliate and non-affiliates were $1.5 million for the six months ended June 30, 2016. We did not acquire any real estate for the six months ended June 30, 2015. During the six months ended June 30, 2016, we acquired one real estate property for $125.8 million. We expect real estate acquisition fees and expenses to vary in future periods based upon acquisition activity.
General and administrative expenses increased from $1.7 million for the six months ended June 30, 2015 to $2.8 million for the six months ended June 30, 2016, primarily due to increased legal and auditor costs as a result of our bond offering. We expect general and administrative expenses to fluctuate based on our legal expenses and investment and disposition activity.
We recognized $2.0 million of foreign currency transaction gain for the six months ended June 30, 2016. related to the issuance of Series A debentures in Israel. These debentures are denominated in Israeli new Shekels and we expect to recognize foreign transaction gains and losses to the extent that we do not enter into a foreign currency hedge. We did not recognize any foreign currency transaction gain or loss during the six months ended June 30, 2015.
Depreciation and amortization increased from $22.4 million for the six months ended June 30, 2015 to $23.1 million for the six months ended June 30, 2016, primarily as a result of the growth in our real estate portfolio. We expect depreciation and amortization to increase in future periods as a result of anticipated future acquisitions of real estate but to decrease as a result of amortization of tenant origination costs related to lease expirations and the disposition of properties.
Interest expense increased from $7.8 million for the six months ended June 30, 2015 to $12.4 million for the six months ended June 30, 2016, primarily due to increased borrowings as a result of our bond offering. Excluded from interest expense was $1.0 million of interest capitalized to our investments in undeveloped land during the six months ended June 30, 2016 and 2015. Our interest expense in future periods will vary based on interest rate fluctuations, the amount of interest capitalized and our level of future borrowings, which will depend on the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

We had no other income during the six months ended June 30, 2016. During the three months ended June 30, 2015, we received $5.7 million in proceeds from condemnation agreements. The carrying value of the condemned land was $0.8 million, resulting in a gain of $4.9 million, which is included in other income in the accompanying consolidated statements of operations.
During the six months ended June 30, 2016, we had no dispositions. During the six months ended June 30, 2015, we sold one office property that resulted in a gain on sale of $8.3 million.
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
Although MFFO includes other adjustments, the exclusion of straight-line rent amortization of above- and below-market leases, acquisition fees and expenses and mark-to-market foreign currency transaction adjustments, are the most significant adjustments for the periods presented.  We have excluded these items based on the following economic considerations:

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

•
Acquisition fees and expenses. Acquisition fees and expenses related to the acquisition of real estate are expensed. Although these amounts reduce net income, we exclude them from MFFO to more appropriately present the ongoing operating performance of our real estate investments on a comparative basis. Additionally, acquisition costs have been funded from the proceeds from our now terminated initial public offering and debt financings, including our Israeli bond offering, and not from our operations. We believe this exclusion is useful to investors as it allows investors to more accurately evaluate the sustainability of our operating performance; and

•
Mark-to-market foreign currency transaction adjustments. The U.S. dollar is our functional currency. Transactions denominated in currency other than our functional currency are recorded upon initial recognition at the exchange rate on the date of the transaction. After initial recognition, monetary assets and liabilities denominated in foreign currency are remeasured at each reporting date into the foreign currency at the exchange rate on that date. These amounts can increase or reduce net income. We exclude them from MFFO to more appropriately present the ongoing operating performance of our real estate investments on a comparative basis.

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculations of MFFO and Adjusted MFFO, for the three and six months ended June 30, 2016 and 2015 (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net (loss) income attributable to common stockholders	$(1,959)	$1,526	$(6,853)	$3,761
Depreciation of real estate assets	6,991	5,931	13,465	11,595
Amortization of lease-related costs	5,100	5,228	9,634	10,792
Loss (gain) on sale of real estate, net	—	24	—	(8,287)
Adjustments for noncontrolling interests - consolidated entity (1)	(123)	(146)	(250)	2,950
Adjustments for investment in unconsolidated entity (2)	1,899	1,943	3,782	3,790
FFO attributable to common stockholders	11,908	14,506	19,778	24,601
Straight-line rent and amortization of above- and below-market leases	(680)	(1,542)	(1,424)	(3,142)
Amortization of discounts and closing costs	—	(219)	—	(428)
Real estate acquisition fees to affiliate	1,274	—	1,274	—
Real estate acquisition fees and expenses	268	—	268	—
Amortization of net premium/discount on bond and notes payable	8	6	17	11
Prepayment fees related to the extinguishment of debt	—	250	—	250
Mark-to-market foreign currency transaction gain	(2,340)	—	(2,037)	—
Adjustments for noncontrolling interests - consolidated entity (1)	(5)	(11)	(9)	(24)
Adjustments for investment in unconsolidated entity (2)	(1,189)	(1,121)	(2,339)	(2,224)
MFFO attributable to common stockholders	9,244	11,869	15,528	19,044
Other capitalized operating expenses (3)	(572)	(709)	(1,177)	(1,471)
Adjustments for noncontrolling interests - consolidated entity (1)	—	80	61	162
Adjusted MFFO attributable to common stockholders	$8,672	$11,240	$14,412	$17,735
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Distributions
Distributions declared, distributions paid and cash flows used in operations were as follows for the first and second quarters of 2016 (in thousands, except per share amounts):

	Distribution Declared	Distributions Declared Per Share	Distributions Paid			Cash Flows Provided by Operations
Period			Cash	Reinvested	Total
First Quarter 2016	$5,472	$0.093	$2,271	$3,201	$5,472	$1,139
Second Quarter 2016	5,469	0.093	2,309	3,160	5,469	11,429
	$10,941	$0.186	$4,580	$6,361	$10,941	$12,568
On March 9, 2016, our board of directors authorized a distribution in the amount of $0.09323770 per share of common stock to stockholders of record as of the close of business on March 22, 2016. We paid this distribution on March 29, 2016 and this was the only distribution declared and paid during the first quarter of 2016.
On June 17, 2016, our board of directors authorized a distribution in the amount of $0.09323770 per share of common stock to stockholders of record as of the close of business on June 17, 2016. We paid this distribution on June 22, 2016 and this was the only distribution declared and paid during the second quarter of 2016.
Our net loss attributable to common stockholders for the six months ended June 30, 2016 was $6.9 million and our cash flows provided by operations were $12.6 million. Our cumulative distributions paid and net loss attributable to common stockholders from inception through June 30, 2016 were $93.9 million and $35.4 million, respectively. We funded the June 22, 2016 distribution with current cash provided by operations. We have funded our cumulative distributions, which includes net cash distributions and distributions reinvested by stockholders, with proceeds from debt financing of $18.7 million, proceeds from the dispositions of property of $13.7 million and cash provided by operations of $61.5 million. To the extent that we pay distributions from sources other than our cash flow from operations or gains from asset sales, we will have fewer funds available for investment in real estate-related loans, opportunistic real estate, real estate-related debt securities and other real estate-related investments, the overall return to our stockholders may be reduced and subsequent investors may experience dilution.
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
Real Estate Acquisition Subsequent to June 30, 2016
Acquisition of 353 Sacramento
On July 11, 2016, we, through an indirect wholly owned subsidiary, acquired an office building containing 284,751 rentable square feet located on approximately 0.35 acres of land in San Francisco, California (“353 Sacramento”). The seller is not affiliated with us or our advisor. The purchase price of 353 Sacramento was $169.5 million plus closing costs.
353 Sacramento was built in 1982 and at acquisition was 85% leased to 25 tenants.
Financing Subsequent to June 30, 2016
Westpark Portfolio Mortgage Loan
On July 8, 2016, we, through an indirect wholly owned subsidiary (the “Westpark Portfolio Owner”), entered into a four-year mortgage loan with an unaffiliated lender, for borrowings of up to $85.2 million secured by the Westpark Portfolio (the “Westpark Portfolio Mortgage Loan”). At closing, $83.2 million of the loan was funded and the remaining $2.0 million was available for future disbursements to be used for tenant improvement costs, subject to certain terms and conditions contained in the loan documents.
The Westpark Portfolio Mortgage Loan matures on July 1, 2020, with a one-year extension option, subject to certain terms and conditions contained in the loan documents. The Westpark Portfolio Mortgage Loan bears interest at a floating rate of 250 basis points over one-month LIBOR. The Westpark Portfolio Owner has the right to prepay the loan in whole at any time, or in part from time to time.
KBS SOR Properties LLC (“SOR Properties”), our indirect wholly owned subsidiary, is providing a limited guaranty of the Westpark Portfolio Mortgage Loan with respect to certain potential fees, costs, expenses, losses or damages incurred or suffered by the lender as a result of certain intentional actions committed by the Westpark Portfolio Owner in violation of the loan documents. SOR Properties is also providing a guaranty of the principal balance and any interest or other sums outstanding under the Westpark Portfolio Mortgage Loan in the event of certain bankruptcy or insolvency proceedings involving the Westpark Portfolio Owner, certain direct or indirect transfers or financings of Westpark Portfolio in violation of the loan documents and the violation of certain other terms of the loan documents by the Westpark Portfolio Owner.
Foreign Currency Collar
On August 8, 2016, we, through an indirect wholly owned subsidiary, entered into a foreign currency collar to hedge against a change in the exchange rate of the Israeli new Shekel versus the U.S. Dollar. The foreign currency collar expires on August 8, 2017 and has a U.S. Dollar notional amount of $100.0 million. The foreign currency collar consists of a purchased call option to buy and a sold put option to sell the Israeli new Shekels at 3.7245 and 3.826 Israeli new Shekels, respectively. The foreign currency collar is intended to permit us to exchange, on the settlement date of the collar and net of the effect of the collar, $100.0 million U.S. Dollars for an amount of Israeli new Shekels ranging from 372.5 million to 382.6 million.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to the effects of interest rate changes as a result of borrowings used to maintain liquidity, fund distributions and to fund the refinancing of our real estate investment portfolio and operations. We may also be exposed to the effects of changes in interest rates as a result of the acquisition and origination of mortgage, mezzanine, bridge and other loans and the acquisition of real estate securities. We are also exposed to the effects of foreign currency changes in Israel with respect to the 4.25% bonds issued to Israeli investors in March 2016. Our profitability and the value of our investment portfolio may be adversely affected during any period as a result of interest rate changes and foreign currency changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs. We may manage interest rate risk by maintaining a ratio of fixed rate, long-term debt such that floating rate exposure is kept at an acceptable level. In addition, we may utilize a variety of financial instruments, including interest rate caps, floors, and swap agreements, in order to limit the effects of changes in interest rates on our operations. In order to limit the effects of changes in foreign currency on our operations, we may utilize a variety of foreign currency hedging strategies such as cross currency swaps, forward contracts, puts or calls. When we use these types of derivatives to hedge the risk of interest-earning assets or interest-bearing liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the funds available for payments to holders of our common stock and that the losses may exceed the amount we invested in the instruments. Additionally, certain of these strategies may cause us to fund a margin account periodically to offset changes in foreign currency rates which may also reduce the funds available for payments to holders of our common stock. On August 8, 2016, we, entered into a foreign currency collar to hedge against a change in the exchange rate of the Israeli new Shekel versus the U.S. Dollar. The foreign currency collar expires on August 8, 2017 and has a U.S. Dollar notional amount of $100.0 million. The foreign currency collar consists of a purchased call option to buy and a sold put option to sell the Israeli new Shekels at 3.7245 and 3.826 Israeli new Shekels, respectively. The foreign currency collar is intended to permit us to exchange, on the settlement date of the collar and net of the effect of the collar, $100.0 million U.S. Dollars for an amount of Israeli new Shekels ranging from 372.5 million to 382.6 million.
As of June 30, 2016, we held 367.1 million Israeli new Shekels and 21.0 million Israeli new Shekels in cash and restricted cash, respectively. In addition, as of June 30, 2016, we had bonds outstanding in the amount of 970.2 million Israeli new Shekels. Foreign currency exchange rate risk is the possibility that our financial results could be better or worse than planned because of changes in foreign currency exchange rates. Based solely on the remeasurement for the six months ended June 30, 2016, if foreign currency exchange rates were to increase or decrease by 10%, our net income would increase or decrease by approximately $13.7 million and $16.8 million for the same period, respectively.
We borrow funds at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of June 30, 2016, the fair value of our KBS SOR (BVI) Holdings, Ltd. Series A Debentures was $247.1 million and the outstanding principal balance was $251.4 million. As of June 30, 2016, excluding the KBS SOR (BVI) Holdings, Ltd. Series A Debentures, the fair value of our fixed rate debt was $34.5 million and the outstanding principal balance of our fixed rate debt was $31.8 million. The fair value estimate of our KBS SOR (BVI) Holdings, Ltd. Series A Debentures was calculated using the quoted bond price as of June 30, 2016 on the Tel Aviv Stock Exchange of 98.3 Israeli new Shekels. The fair value estimate of our fixed rate debt was calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of June 30, 2016. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting changes in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on variable rate debt and loans receivable would change our future earnings and cash flows, but would not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. As of June 30, 2016, we were exposed to market risks related to fluctuations in interest rates on $550.2 million of variable rate debt outstanding. Based on interest rates as of June 30, 2016, if interest rates were 100 basis points higher during the 12 months ending June 30, 2017, interest expense on our variable rate debt would increase by $5.5 million. As of June 30, 2016, one-month LIBOR was 0.46505% and if the LIBOR index was reduced to 0% during the 12 months ending June 30, 2017, interest expense on our variable rate debt would decrease by $2.5 million.
The weighted-average interest rates of our fixed rate debt and variable rate debt as of June 30, 2016 were 4.3% and 2.6%, respectively. The annual effective interest rate represents the effective interest rate as of June 30, 2016, using the interest method that we use to recognize interest income on our real estate loan receivable.

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

PART II. OTHER INFORMATION (CONTINUED)
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (continued)

During the six months ended June 30, 2016, we fulfilled redemption requests and redeemed shares pursuant to the share redemption program as follows:

Month	Total Number of Shares Redeemed	Average Price Paid Per Share (1)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2016	2,722	$13.44	(2)
February 2016	500	$13.44	(2)
March 2016	252,839	$13.32	(2)
April 2016	10,475	$13.44	(2)
May 2016	10,012	$13.44	(2)
June 2016	248,137	$13.35	(2)
Total	524,685
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
(2) We limit the dollar value of shares that may be redeemed under the program as described above. During the six months ended June 30, 2016, we redeemed $7.0 million of common stock, which represented all redemption requests received in good order and eligible for redemption through the June 2016 redemption date, except for the $17.7 million of redemption requests not made upon a stockholder’s death, “qualifying disability” or “determination of incompetence,” which redemption requests may be fulfilled in subsequent quarters subject to the limitations described above. Based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during 2015, we have $6.6 million available for redemptions during the remainder of 2016, subject to the limitations described above.
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

4.2	Fifth Amended and Restated Dividend Reinvestment Plan, incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed May 14, 2015

10.1	Agreement of Purchase and Sale by and between Calwest Industrial Properties, LLC and KBS Capital Advisors LLC, dated April 13, 2016

10.2	Assignment and Assumption of Purchase Agreement between KBS Capital Advisors LLC and KBS SOR Westpark Portfolio LLC, dated April 21, 2016

10.3	Purchase and Sale Agreement between Pacific EIH Sacramento LLC and KBS Capital Advisors LLC, dated April 28, 2016

10.4	Assignment and Assumption of Purchase Agreement between KBS Capital Advisors LLC and KBS SOR 353 Sacramento Street LLC, dated May 9, 2016

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Eighth Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed December 10, 2015

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS STRATEGIC OPPORTUNITY REIT, INC.

Date:	August 12, 2016	By:	/S/ KEITH D. HALL
Keith D. Hall
Chief Executive Officer and Director
(principal executive officer)

Date:	August 12, 2016	By:	/S/ JEFFREY K. WALDVOGEL
Jeffrey K. Waldvogel
Chief Financial Officer, Treasurer and Secretary
(principal financial officer)