Form 10-Q
period 2016-09-30
KBS Strategic Opportunity REIT, Inc.
filed 2016-11-14
CIK 1452936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Yes  ☐  No  ☒
As of November 4, 2016, there were 57,039,883 outstanding shares of common stock of KBS Strategic Opportunity REIT, Inc.

KBS STRATEGIC OPPORTUNITY REIT, INC.
FORM 10-Q
September 30, 2016

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2016	December 31, 2015
	(unaudited)
Assets
Real estate held for investment, net	$1,109,425	$822,514
Real estate loan receivable, net	—	27,850
Total real estate and real estate-related investments, net	1,109,425	850,364
Cash and cash equivalents	41,596	23,058
Restricted cash	21,436	5,807
Investments in unconsolidated joint ventures	76,118	74,437
Rents and other receivables, net	28,228	24,487
Above-market leases, net	733	1,038
Prepaid expenses and other assets	28,554	25,023
Total assets	$1,306,090	$1,004,214
Liabilities and equity
Notes and bonds payable, net	$936,332	$547,323
Accounts payable and accrued liabilities	22,768	17,543
Due to affiliate	51	59
Below-market leases, net	7,606	2,735
Other liabilities	14,596	17,905
Total liabilities	981,353	585,565
Commitments and contingencies (Note 13)
Redeemable common stock	16,639	9,859
Equity
KBS Strategic Opportunity REIT, Inc. stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 57,050,299 and 58,696,115 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	571	587
Additional paid-in capital	455,378	504,303
Cumulative distributions and net losses	(149,799)	(111,527)
Total KBS Strategic Opportunity REIT, Inc. stockholders’ equity	306,150	393,363
Noncontrolling interests	1,948	15,427
Total equity	308,098	408,790
Total liabilities and equity	$1,306,090	$1,004,214
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Rental income	$29,229	$22,337	$76,646	$66,315
Tenant reimbursements	5,902	4,940	15,484	13,991
Interest income from real estate loan receivable	—	—	3,655	1,968
Other operating income	1,002	881	2,580	2,495
Total revenues	36,133	28,158	98,365	84,769
Expenses:
Operating, maintenance, and management	10,932	9,930	29,755	27,855
Real estate taxes and insurance	4,516	3,940	12,419	11,439
Asset management fees to affiliate	2,639	2,112	6,932	6,242
Real estate acquisition fees to affiliate	1,690	—	2,964	—
Real estate acquisition fees and expenses	274	—	542	—
General and administrative expenses	1,337	892	4,172	2,624
Foreign currency transaction loss, net	6,639	—	4,602	—
Depreciation and amortization	14,337	11,297	37,436	33,684
Interest expense	7,992	3,524	20,354	11,292
Total expenses	50,356	31,695	119,176	93,136
Other income (loss):
Other interest income	7	7	22	21
Other income	—	195	—	5,084
Equity in (loss) income of unconsolidated joint venture	(791)	150	(1,139)	(186)
Gain on sale of real estate, net	—	2,908	—	11,195
Total other (loss) income	(784)	3,260	(1,117)	16,114
Net (loss) income	(15,007)	(277)	(21,928)	7,747
Net loss (income) attributable to noncontrolling interests	56	(185)	124	(4,448)
Net (loss) income attributable to common stockholders	$(14,951)	$(462)	$(21,804)	$3,299
Net (loss) income per common share, basic and diluted	$(0.25)	$(0.01)	$(0.37)	$0.05
Weighted-average number of common shares outstanding, basic and diluted	58,642,752	59,729,415	58,676,546	59,986,122
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Year Ended December 31, 2015 and the Nine Months Ended September 30, 2016 (unaudited)
(dollars in thousands)

			Additional Paid-in Capital	Cumulative Distributions and Net Losses	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Common Stock
	Shares	Amounts
Balance, December 31, 2014	60,044,329	$600	$524,489	$(91,691)	$433,398	$16,738	$450,136
Net income	—	—	—	2,444	2,444	4,688	7,132
Issuance of common stock	1,114,532	11	13,562	—	13,573	—	13,573
Transfers to redeemable common stock	—	—	(3,663)	—	(3,663)	—	(3,663)
Redemptions of common stock	(2,462,746)	(24)	(30,076)	—	(30,100)	—	(30,100)
Distributions declared	—	—	—	(22,280)	(22,280)	—	(22,280)
Other offering costs	—	—	(9)	—	(9)	—	(9)
Noncontrolling interests contributions	—	—	—	—	—	1,343	1,343
Distributions to noncontrolling interests	—	—	—	—	—	(7,342)	(7,342)
Balance, December 31, 2015	58,696,115	$587	$504,303	$(111,527)	$393,363	$15,427	$408,790
Net loss	—	—	—	(21,804)	(21,804)	(124)	(21,928)
Issuance of common stock	708,327	7	9,513	—	9,520	—	9,520
Transfers to redeemable common stock	—	—	(3,065)	—	(3,065)	—	(3,065)
Redemptions of common stock	(2,354,143)	(23)	(31,431)	—	(31,454)	—	(31,454)
Distributions declared	—	—	—	(16,468)	(16,468)	—	(16,468)
Acquisitions of noncontrolling interests	—	—	(23,942)	—	(23,942)	(14,044)	(37,986)
Noncontrolling interests contributions	—	—	—	—	—	769	769
Distributions to noncontrolling interests	—	—	—	—	—	(80)	(80)
Balance, September 30, 2016	57,050,299	$571	$455,378	$(149,799)	$306,150	$1,948	$308,098
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash Flows from Operating Activities:
Net (loss) income	$(21,928)	$7,747
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss due to property damages	2,017	2,260
Equity in loss of unconsolidated joint venture	1,139	186
Depreciation and amortization	37,436	33,684
Non-cash interest income on real estate-related investments	—	(428)
Gain on sale of real estate, net	—	(11,195)
Other income	—	(5,084)
Deferred rent	(2,020)	(3,708)
Bad debt expense	488	323
Amortization of above- and below-market leases, net	(1,375)	(601)
Amortization of deferred financing costs	2,908	2,118
Amortization of discount on bonds and notes payable, net	28	18
Foreign currency transaction loss, net	4,602	—
Changes in assets and liabilities:
Restricted cash for operational expenditures	(958)	1,508
Rents and other receivables	(2,656)	(1,021)
Prepaid expenses and other assets	(7,255)	(5,957)
Accounts payable and accrued liabilities	3,950	1,732
Due to affiliates	(8)	1
Other liabilities	2,700	201
Net cash provided by operating activities	19,068	21,784
Cash Flows from Investing Activities:
Acquisition of real estate	(293,831)	—
Improvements to real estate	(21,466)	(24,209)
Proceeds from sales of real estate, net	—	25,045
Proceeds from condemnation agreements	—	5,914
Principal proceeds from assignment of real estate loan receivable	27,850	—
Insurance proceeds received for property damages	256	294
Investment in unconsolidated joint venture	(2,820)	(2,760)
Restricted cash for capital expenditures	(7,752)	—
Funding of restricted cash for development obligations	(2,575)	(4,643)
Net cash used in investing activities	(300,338)	(359)
Cash Flows from Financing Activities:
Proceeds from notes and bonds payable	462,178	51,182
Principal payments on notes and bonds payable	(74,707)	(30,314)
Payments of deferred financing costs	(10,641)	(297)
Restricted cash for debt service obligations	(5,345)	—
Payments to redeem common stock	(31,454)	(24,025)
Distributions paid	(6,948)	(6,483)
Noncontrolling interests contributions	769	751
Distributions to noncontrolling interests	(80)	(5,971)
Acquisitions of noncontrolling interests	(37,986)	—
Payments of other offering costs	(168)	—
Other financing proceeds, net	693	—
Net cash provided by (used in) financing activities	296,311	(15,157)
Effect of exchange rate changes on cash and cash equivalents	3,497	—
Net increase in cash and cash equivalents	18,538	6,268
Cash and cash equivalents, beginning of period	23,058	19,093
Cash and cash equivalents, end of period	$41,596	$25,361
Supplemental Disclosure of Cash Flow Information:
Interest paid, net of capitalized interest of $1,478 and $1,476 for the nine months ended September 30, 2016 and 2015, respectively	$16,146	$9,261
Supplemental Disclosure of Noncash Investing and Financing Activities:
Decrease in restricted cash in connection with development obligations	$(2,726)	$—
Increase in accrued improvements to real estate	$1,686	$—
Increase in development obligations	$—	$4,643
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$9,520	$10,269
Increase in restricted cash related to insurance proceeds	$1,511	$—

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
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
Subject to certain restrictions and limitations, the business of the Company is externally managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement the Company renewed with the Advisor on October 8, 2016 (the “Advisory Agreement”). The Advisor conducts the Company’s operations and manages its portfolio of real estate. The Advisor owns 20,000 shares of the Company’s common stock.
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
The Company sold 56,584,976 shares of common stock in its primary offering for gross offering proceeds of $561.7 million. As of September 30, 2016, the Company had sold 5,804,835 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $62.3 million. Also, as of September 30, 2016, the Company had redeemed 5,635,755 shares sold in the Offering for $69.9 million. Additionally, on December 29, 2011 and October 23, 2012, the Company issued 220,994 shares and 55,249 shares of common stock, respectively, for $2.0 million and $0.5 million, respectively, in private transactions exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933.
On March 2, 2016, KBS Strategic Opportunity BVI filed a final prospectus with the Israel Securities Authority for a proposed offering of up to 1,000,000,000 Israeli new Shekels of Series A debentures (the “Debentures”) at an annual interest rate not to exceed 4.25%. On March 1, 2016, KBS Strategic Opportunity BVI commenced the institutional tender of the Debentures and accepted application for 842.5 million Israeli new Shekels. On March 7, 2016, KBS Strategic Opportunity BVI commenced the public tender of the Debentures and accepted 127.7 million Israeli new Shekels.  In the aggregate, KBS Strategic Opportunity BVI accepted 970.2 million Israeli new Shekels (approximately $259.0 million as of September 30, 2016) in both the institutional and public tenders at an annual interest rate of 4.25%.  KBS Strategic Opportunity BVI issued the Debentures on March 8, 2016. The terms of the Debentures require principal installment payments equal to 20% of the face value of the Debentures on March 1st of each year from 2019 to 2023.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2016
(unaudited)

As of September 30, 2016, the Company owned 11 office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 25 acres of undeveloped land, one office portfolio consisting of three office properties, one office/flex/industrial portfolio consisting of 21 buildings, one retail property, two apartment properties, two investments in undeveloped land encompassing an aggregate of 1,670 acres and two investments in unconsolidated joint ventures.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2015, except for the addition of accounting policies with respect to foreign currency transactions and derivative instruments. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K filed with the SEC.
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2016
(unaudited)

Derivative Instruments
The Company enters into derivative instruments for risk management purposes to hedge its exposure to cash flow variability caused by changing interest rates on its variable rate notes payable and enters into derivative instruments such as cross currency swaps, forward contracts, puts or calls for risk management purposes to hedge its exposure to variability in foreign currency exchange rates of the Israeli new Shekel versus the U.S. dollar.  The Company records these derivative instruments at fair value on the accompanying consolidated balance sheets. Derivative instruments designated and qualifying as a hedge of the exposure to variability in expected future cash flows or other types of forecasted transactions are considered cash flow hedges. The change in fair value of the effective portion of a derivative instrument that is designated as a cash flow hedge is recorded as other comprehensive income (loss) on the accompanying consolidated statements of comprehensive income (loss) and consolidated statements of stockholders’ equity. The changes in fair value for derivative instruments that are not designated as a hedge or that do not meet the hedge accounting criteria are recorded as gain or loss on derivative instruments and included in earnings in the accompanying consolidated statements of operations.
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
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three and nine months ended September 30, 2016 and 2015.
Distributions declared per share were $0.094 and $0.280 during the three and nine months ended September 30, 2016 and $0.095 and $0.280 during the three and nine months ended September 30, 2015, respectively.
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
September 30, 2016
(unaudited)

Recently Issued Accounting Standards Updates
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”). ASU No. 2014-09 requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  ASU No. 2014-09 supersedes the revenue requirements in Revenue Recognition (Topic 605) and most industry-specific guidance throughout the Industry Topics of the Codification.  ASU No. 2014-09 does not apply to lease contracts within the scope of Leases (Topic 840). ASU No. 2014-09 was to be effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early application not permitted. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU No. 2015-14”), which defers the effective date of ASU No. 2014-09 by one year. Early adoption is permitted but not before the original effective date. The Company is still evaluating the impact of adopting ASU No. 2014-09 on its financial statements.
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
September 30, 2016
(unaudited)

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2016
(unaudited)

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments (“ASU No. 2016-15”).  ASU No. 2016-15 is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows.  The amendments in ASU No. 2016-15 provide guidance on eight specific cash flow issues, including the following that are or may be relevant to the Company: (a) Cash payments for debt prepayment or debt extinguishment costs should be classified as cash outflows for financing activities; (b) Cash payments relating to contingent consideration made soon after an acquisition’s consummation date (i.e., approximately three months or less) should be classified as cash outflows for investing activities. Payments made thereafter should be classified as cash outflows for financing activities up to the amount of the original contingent consideration liability. Payments made in excess of the amount of the original contingent consideration liability should be classified as cash outflows for operating activities; (c) Cash payments received from the settlement of insurance claims should be classified on the basis of the nature of the loss (or each component loss, if an entity receives a lump-sum settlement);  (d) Relating to distributions received from equity method investments, ASU No. 2016-15 provides an accounting policy election for classifying distributions received from equity method investments. Such amounts can be classified using a (1) cumulative earnings approach, or (2) nature of distribution approach. Under the cumulative earnings approach, an investor would compare the distributions received to its cumulative equity method earnings since inception.  Any distributions received up to the amount of cumulative equity earnings would be considered a return on investment and classified in operating activities. Any excess distributions would be considered a return of investment and classified in investing activities. Alternatively, an investor can choose to classify the distributions based on the nature of activities of the investee that generated the distribution. If the necessary information is subsequently not available for an investee to determine the nature of the activities, the entity should use the cumulative earnings approach for that investee and report a change in accounting principle on a retrospective basis;  (e) In the absence of specific guidance, an entity should classify each separately identifiable cash source and use on the basis of the nature of the underlying cash flows. For cash flows with aspects of more than one class that cannot be separated, the classification should be based on the activity that is likely to be the predominant source or use of cash flow.  ASU No. 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  Early adoption is permitted, including adoption in an interim period.  The Company is still evaluating the impact of adopting ASU No. 2016-15 on its financial statements, but does not expect the adoption of ASU No. 2016-15 to have a material impact on its financial statements.

3.	REAL ESTATE HELD FOR INVESTMENT
As of September 30, 2016, the Company owned 11 office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 25 acres of undeveloped land, one office portfolio consisting of three office properties, one office/flex/industrial portfolio consisting of 21 buildings and one retail property encompassing, in the aggregate, approximately 5.5 million rentable square feet. As of September 30, 2016, these properties were 87% occupied. In addition, the Company owned two apartment properties, containing 383 units and encompassing approximately 0.3 million rentable square feet, which were 90% occupied. The Company also owned two investments in undeveloped land encompassing an aggregate of 1,670 acres. The following table summarizes the Company’s real estate held for investment as of September 30, 2016 and December 31, 2015, respectively (in thousands):

	September 30, 2016	December 31, 2015
Land	$321,226	$223,201
Buildings and improvements	849,496	646,979
Tenant origination and absorption costs	52,297	43,894
Total real estate, cost	1,223,019	914,074
Accumulated depreciation and amortization	(113,594)	(91,560)
Total real estate, net	$1,109,425	$822,514

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2016
(unaudited)

The following table provides summary information regarding the Company’s real estate held for investment as of September 30, 2016 (in thousands):

Property	Date Acquired or Foreclosed on	City	State	Property Type	Land	Building and Improvements	Tenant Origination and Absorption Costs	Total Real Estate at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net	Ownership %
Northridge Center I & II	03/25/2011	Atlanta	GA	Office	$2,234	$7,477	$—	$9,711	$(2,309)	$7,402	100.0%
Iron Point Business Park	06/21/2011	Folsom	CA	Office	2,671	19,629	—	22,300	(4,707)	17,593	100.0%
Richardson Portfolio:
Palisades Central I	11/23/2011	Richardson	TX	Office	1,037	10,268	657	11,962	(2,463)	9,499	90.0%
Palisades Central II	11/23/2011	Richardson	TX	Office	810	18,066	749	19,625	(4,806)	14,819	90.0%
Greenway I	11/23/2011	Richardson	TX	Office	561	2,287	—	2,848	(631)	2,217	90.0%
Greenway III	11/23/2011	Richardson	TX	Office	702	3,698	559	4,959	(1,399)	3,560	90.0%
Undeveloped Land	11/23/2011	Richardson	TX	Undeveloped Land	3,134	—	—	3,134	—	3,134	90.0%
Total Richardson Portfolio					6,244	34,319	1,965	42,528	(9,299)	33,229
Park Highlands (1)	12/30/2011	North Las Vegas	NV	Undeveloped Land	33,284	—	—	33,284	—	33,284	(1)
Bellevue Technology Center	07/31/2012	Bellevue	WA	Office	25,506	56,647	3,813	85,966	(10,480)	75,486	100.0%
Powers Ferry Landing East	09/24/2012	Atlanta	GA	Office	1,643	8,016	99	9,758	(2,185)	7,573	100.0%
1800 West Loop	12/04/2012	Houston	TX	Office	8,360	60,546	5,079	73,985	(12,623)	61,362	100.0%
West Loop I & II	12/07/2012	Houston	TX	Office	7,300	31,535	1,864	40,699	(5,439)	35,260	100.0%
Burbank Collection	12/12/2012	Burbank	CA	Retail	4,175	10,229	725	15,129	(1,591)	13,538	90.0%
Austin Suburban Portfolio	03/28/2013	Austin	TX	Office	8,288	68,990	2,709	79,987	(11,239)	68,748	100.0%
Westmoor Center	06/12/2013	Westminster	CO	Office	10,058	65,240	5,671	80,969	(11,881)	69,088	100.0%
Central Building	07/10/2013	Seattle	WA	Office	7,015	26,942	1,914	35,871	(4,141)	31,730	100.0%
50 Congress Street	07/11/2013	Boston	MA	Office	9,876	41,090	2,439	53,405	(6,255)	47,150	100.0%
1180 Raymond	08/20/2013	Newark	NJ	Apartment	8,292	37,445	136	45,873	(3,730)	42,143	100.0%
Park Highlands II (2)	12/10/2013	North Las Vegas	NV	Undeveloped Land	23,065	—	—	23,065	—	23,065	100.0%
Maitland Promenade II	12/18/2013	Orlando	FL	Office	3,434	24,995	3,757	32,186	(4,585)	27,601	100.0%
Plaza Buildings	01/14/2014	Bellevue	WA	Office	53,040	138,468	7,523	199,031	(17,065)	181,966	100.0%
424 Bedford	01/31/2014	Brooklyn	NY	Apartment	8,860	25,408	—	34,268	(1,862)	32,406	90.0%
Richardson Land II	09/04/2014	Richardson	TX	Undeveloped Land	3,422	—	—	3,422	—	3,422	90.0%
Westpark Portfolio	05/10/2016	Redmond	WA	Office/Flex/Industrial	36,085	82,355	8,913	127,353	(2,805)	124,548	100.0%
353 Sacramento	07/11/2016	San Francisco	CA	Office	58,374	110,165	5,690	174,229	(1,398)	172,831	100.0%
					$321,226	$849,496	$52,297	$1,223,019	$(113,594)	$1,109,425
_____________________
(1) On March 18, 2016, the Company increased its membership interest in the Park Highlands joint venture from 50.1% to 51.58% by acquiring an additional 1.48% membership interest from one of the joint venture partners. On June 6, 2016, the Company increased its membership interest in the Park Highlands joint venture from 51.58% to 97.62% by acquiring an additional 46.04% membership interest from one of the joint venture partners.  On June 25, 2016, the Company increased its membership interest in the Park Highlands joint venture from 97.62% to 100% by acquiring the remaining 2.38% membership interest from the remaining joint venture partner. On September 7, 2016, a subsidiary of the Company that owns a portion of Park Highlands, sold 820 units of 10% Class A non-voting preferred membership units for $0.8 million to accredited investors. The amount of the Class A non-voting preferred membership units raised, net of offering costs, is included in other liabilities on the accompanying consolidated balance sheets.
(2) On March 18, 2016, the Company increased its membership interest in the Park Highlands II joint venture from 99.5% to 100% by acquiring the remaining 0.5% membership interest from its joint venture partner.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2016
(unaudited)

Operating Leases
Certain of the Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of September 30, 2016, the leases, excluding options to extend and apartment leases, which have terms that are generally one year or less, had remaining terms of up to 11.5 years with a weighted-average remaining term of 3.6 years. Some of the leases have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from tenants in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash and assumed in real estate acquisitions or foreclosures related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $7.2 million and $5.3 million as of September 30, 2016 and December 31, 2015, respectively.
During the nine months ended September 30, 2016 and 2015, the Company recognized deferred rent from tenants of $2.0 million and $3.7 million, respectively, net of lease incentive amortization. As of September 30, 2016 and December 31, 2015, the cumulative deferred rent receivable balance, including unamortized lease incentive receivables, was $25.7 million and $22.8 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $3.3 million and $2.8 million of unamortized lease incentives as of September 30, 2016 and December 31, 2015, respectively. The Company records property operating expense reimbursements due from tenants for common area maintenance, real estate taxes, and other recoverable costs in the period the related expenses are incurred.
As of September 30, 2016, the future minimum rental income from the Company’s properties, excluding apartment leases, under non-cancelable operating leases was as follows (in thousands):

October 1, 2016 through December 31, 2016	$24,511
2017	97,632
2018	82,183
2019	66,784
2020	51,453
Thereafter	114,798
$437,361
As of September 30, 2016, the Company’s commercial real estate properties were leased to approximately 600 tenants over a diverse range of industries and geographic areas. The Company’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Computer System Design & Programming	56	$11,502	11.0%
Finance	55	11,236	10.7%
		$22,738	21.7%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of September 30, 2016, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
No other tenant industries accounted for more than 10% of annualized base rent. No material tenant credit issues have been identified at this time.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2016
(unaudited)

Geographic Concentration Risk
As of September 30, 2016, the Company’s real estate investments in Washington, California and Texas represented 31.7%, 15.6% and 15.5% of the Company’s total assets, respectively.  As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the Washington, California and Texas real estate markets.  Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.
Property Damage
During the nine months ended September 30, 2016, 1800 West Loop suffered physical damages due to floods. The Company’s insurance policy provides coverage for property damage and business interruption subject to a deductible of up to $100,000 per incident. Based on management’s estimates, the Company recognized an estimated aggregate loss due to damages of $1.6 million during the nine months ended September 30, 2016, which was reduced by $1.5 million of estimated insurance recoveries related to such damages, which the Company determined were probable of collection. The aggregate net loss due to damages of $0.1 million during the nine months ended September 30, 2016 was classified as operating, maintenance and management expenses on the accompanying consolidated statements of operations and relates to the Company’s insurance deductible.
Recent Acquisitions
On May 10, 2016, the Company, through an indirect wholly owned subsidiary (the “Westpark Portfolio Buyer”), acquired a portfolio of 21 office/flex/industrial buildings containing a total of 778,472 rentable square feet located on approximately 41 acres of land in Redmond, Washington (the “Westpark Portfolio”). The purchase price (net of closing credits) of the Westpark Portfolio was $125.8 million plus closing costs. The seller is not affiliated with the Company or the Advisor. The Company recorded $36.1 million to land, $81.2 million to building and improvements, $9.0 million to tenant origination and absorption costs, $0.1 million to above-market lease assets and $0.6 million to below-market lease liabilities during the nine months ended September 30, 2016. The intangible assets and liabilities acquired in connection with this acquisition have weighted-average amortization periods as of the date of acquisition of 4.4 years for tenant origination and absorption costs, 2.7 years for above-market lease assets and 3.5 years for below-market lease liabilities.
On July 11, 2016, the Company, through an indirect wholly owned subsidiary, acquired an office building containing 284,751 rentable square feet located on approximately 0.35 acres of land in San Francisco, California (“353 Sacramento”). The purchase price (net of closing credits) of 353 Sacramento was $168.0 million plus closing costs. The seller is not affiliated with the Company or the Advisor. The Company recorded $58.4 million to land, $110.0 million to building and improvements, $5.7 million to tenant origination and absorption costs and $6.1 million to below-market lease liabilities during the nine months ended September 30, 2016. The intangible assets and liabilities acquired in connection with this acquisition have weighted-average amortization periods as of the date of acquisition of 3.3 years for tenant origination and absorption costs and 2.6 years for below-market lease liabilities.
The Company recorded these acquisitions as business combinations and expensed $3.5 million of acquisition costs related to the Westpark Portfolio and 353 Sacramento for the nine months ended September 30, 2016. During the nine months ended September 30, 2016, the Company recognized $8.0 million of total revenues and $3.3 million of operating expenses from these properties.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2016
(unaudited)

4.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES
As of September 30, 2016 and December 31, 2015, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Cost	$52,297	$43,894	$2,302	$2,399	$(11,463)	$(5,826)
Accumulated Amortization	(24,236)	(22,749)	(1,569)	(1,361)	3,857	3,091
Net Amount	$28,061	$21,145	$733	$1,038	$(7,606)	$(2,735)
Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three and nine months ended September 30, 2016 and 2015 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended September 30,		For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2016	2015	2016	2015	2016	2015
Amortization	$(3,068)	$(2,617)	$(119)	$(189)	$1,045	$382

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015	2016	2015
Amortization	$(7,765)	$(8,256)	$(359)	$(720)	$1,734	$1,321
Additionally, as of September 30, 2016 and December 31, 2015, the Company had recorded unamortized tax abatement intangible assets, which are included in prepaid expenses and other assets in the accompanying balance sheets, of $6.5 million and $7.2 million, respectively.  During the three and nine months ended September 30, 2016, the Company recorded amortization expense of $0.2 million and $0.7 million related to tax abatement intangible assets, respectively.  During the three and nine months ended September 30, 2015, the Company recorded amortization expense of $0.2 million and $0.7 million related to tax abatement intangible assets, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2016
(unaudited)

5.	REAL ESTATE LOAN RECEIVABLE
As of December 31, 2015, the Company owned one real estate loan receivable, which was repaid during the nine months ended September 30, 2016. The information for that real estate loan receivable as of September 30, 2016 and December 31, 2015 is set forth below (in thousands):

Loan Name Location of Related Property or Collateral	Date Originated	Property Type	Loan Type	Outstanding Principal Balance as of September 30, 2016	Book Value as of September 30, 2016	Book Value as of December 31, 2015 (1)	Contractual Interest Rate	Annualized Effective Interest Rate	Maturity Date
University House First Mortgage
New York, New York	3/20/2013	Student Housing	Mortgage	$—	$—	$27,850	(2)	(2)	(2)
_____________________
(1) Book value of the real estate loan receivable represents outstanding principal balance adjusted for unamortized acquisition discounts, origination fees and direct origination and acquisition costs and additional interest accretion.
(2) See below for additional discussion of the University House First Mortgage.
On June 30, 2015, the University House First Mortgage matured without repayment.  As a result, on July 1, 2015, the Company provided notice to the borrower of default. As of July 1, 2015, the Company had determined the University House Mortgage to be impaired and began recognizing income on a cash basis. The Company did not record a provision for loan loss reserves during the nine months ended September 30, 2016 or 2015 as the Company believed the entire principal balance of $27.9 million related to the University House First Mortgage to be fully recoverable.
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
For the three and nine months ended September 30, 2016 and 2015, interest income from the real estate loan receivable consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Contractual interest income	$—	$—	$3,655	$1,540
Accretion of closing costs, origination fees and extension fees, net	—	—	—	428
Interest income from real estate loan receivable	$—	$—	$3,655	$1,968

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2016
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
During the year ended December 31, 2015, the Company sold two office properties. The results of operations of these properties and gain on sale are included in continuing operations on the accompanying statements of operations. During the nine months ended September 30, 2016, the Company did not have any dispositions and no properties were classified as held for sale as of September 30, 2016. The following table summarizes certain revenue and expenses related to these properties for the three and nine months ended September 30, 2016, and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Total revenues	$—	$—	$—	$216

Total expenses	(2)	71	15	636

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2016
(unaudited)

7.	NOTES AND BONDS PAYABLE
As of September 30, 2016 and December 31, 2015, the Company’s notes and bonds payable consisted of the following (dollars in thousands):

	Book Value as of September 30, 2016	Book Value as of December 31, 2015	Contractual Interest Rate as of September 30, 2016 (1)	Effective Interest Rate at September 30, 2016 (1)	Payment Type	Maturity Date (2)
Richardson Portfolio Mortgage Loan	$40,746	$41,177	One-Month LIBOR + 2.10%	2.62%	Principal & Interest	05/01/2017
Bellevue Technology Center Mortgage Loan	59,580	52,960	One-Month LIBOR + 2.25%	2.77%	Principal & Interest	03/01/2017
Portfolio Revolving Loan Facility (3)	75,541	47,087	One-Month LIBOR + 2.25%	2.77%	Principal & Interest	05/01/2017
Portfolio Mortgage Loan	106,847	100,032	One-Month LIBOR + 2.25%	2.77%	Principal & Interest	07/01/2017
Burbank Collection Mortgage Loan	9,208	9,098	One-Month LIBOR + 2.35%	2.91%	Interest Only (4)	09/30/2017
50 Congress Mortgage Loan	31,589	28,075	One-Month LIBOR + 1.90%	2.42%	Interest Only (4)	10/01/2017
1180 Raymond Bond Payable	6,675	6,795	6.50%	6.50%	Principal & Interest	09/01/2036
Central Building Mortgage Loan	27,600	24,896	One-Month LIBOR + 1.75%	2.27%	Interest Only	11/13/2018
Maitland Promenade II Mortgage Loan (5)	19,922	20,182	One-Month LIBOR + 2.90%	3.42%	Principal & Interest	01/01/2017
Westmoor Center Mortgage Loan	62,000	56,036	One-Month LIBOR + 2.25%	2.77%	Interest Only (4)	02/01/2018
Plaza Buildings Senior Loan	110,182	111,000	One-Month LIBOR + 1.90%	2.42%	Principal & Interest	01/14/2017
424 Bedford Mortgage Loan	24,966	25,358	3.91%	3.91%	Principal & Interest	10/01/2022
1180 Raymond Mortgage Loan	31,000	28,100	One-Month LIBOR + 2.25%	2.77%	Interest Only	12/01/2017
KBS SOR (BVI) Holdings, Ltd. Series A Debentures (6)	258,976	—	4.25%	4.25%	(6)	03/01/2023
Westpark Portfolio Mortgage Loan (7)	83,200	—	One-Month LIBOR + 2.50%	3.02%	Interest Only (4)	07/01/2020
Total Notes and Bonds Payable principal outstanding	948,032	550,796
Net Premium/Discount on Notes and Bonds Payable (8)	78	50
Deferred financing costs, net	(11,778)	(3,523)
Total Notes and Bonds Payable, net	$936,332	$547,323
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of September 30, 2016. Effective interest rate is calculated as the actual interest rate in effect as of September 30, 2016 (consisting of the contractual interest rate and contractual floor rates), using interest rate indices at September 30, 2016, where applicable.
(2) Represents the initial maturity date or the maturity date as extended as of September 30, 2016; subject to certain conditions, the maturity dates of certain loans may be extended beyond the date shown.
(3) The Portfolio Revolving Loan Facility is secured by the 1800 West Loop Building and the Iron Point Business Park. The Portfolio Revolving Loan Facility is comprised of $63.5 million of revolving debt and $12.6 million of non-revolving debt available to be used for tenant improvements, leasing commissions and capital improvements, subject to certain terms and conditions contained in the loan documents. As of September 30, 2016, $63.5 million of revolving debt and $12.0 million of non-revolving debt had been disbursed to the Company and $0.6 million of non-revolving debt is available for future disbursements, subject to certain conditions contained in the loan documents.
(4) Represents the payment type required under the loan as of September 30, 2016. Certain future monthly payments due under this loan also include amortizing principal payments. For more information of the Company’s contractual obligations under its notes and bonds payable, see five-year maturity table below.
(5) Interest on the Maitland Promenade II Mortgage Loan is calculated at a variable annual rate of 290 basis points over one-month LIBOR, but at no point shall the interest rate be less than 3.25%.
(6) See “– Recent Financing Transactions – Israeli Bond Financing” below.
(7) See “– Recent Financing Transactions – Westpark Portfolio Mortgage Loan” below.
(8) Represents the unamortized premium/discount on notes and bonds payable due to the above- and below-market interest rates when the debt was assumed. The discount/premium is amortized over the remaining life of the notes and bonds payable.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2016
(unaudited)

During the three and nine months ended September 30, 2016, the Company incurred $8.0 million and $20.4 million of interest expense, respectively. Included in interest expense for the three and nine months ended September 30, 2016 was $1.1 million and $2.9 million of amortization of deferred financing costs, respectively. Additionally, during the three and nine months ended September 30, 2016, the Company capitalized $0.5 million and $1.5 million of interest to its investments in undeveloped land, respectively. During the three and nine months ended September 30, 2015, the Company incurred $3.5 million and $11.3 million of interest expense, respectively. Included in interest expense for the three and nine months ended September 30, 2015 was $0.6 million and $2.1 million of amortization of deferred financing costs, respectively. Additionally, during the three and nine months ended September 30, 2015, the Company capitalized $0.5 million and $1.5 million of interest to its investments in undeveloped land, respectively. As of September 30, 2016, the Company’s deferred financing costs were $12.2 million, net of amortization, of which $11.8 million is included in notes and bonds payable, net and $0.4 million is included in prepaid expenses and other assets on the accompanying consolidated balance sheets. As of December 31, 2015, the Company’s deferred financing costs were $4.7 million, net of amortization, of which $3.5 million is included in notes and bonds payable, net and $1.2 million is included in prepaid expenses and other assets on the accompanying consolidated balance sheets. As of September 30, 2016 and December 31, 2015, the Company’s interest payable was $2.5 million and $1.2 million, respectively.
The following is a schedule of maturities, including principal amortization payments, for all notes and bonds payable outstanding as of September 30, 2016 (in thousands):

October 1, 2016 through December 31, 2016	$1,598
2017	484,509
2018	90,244
2019	53,686
2020	134,311
Thereafter	183,684
$948,032
The Company’s notes payable contain financial debt covenants. As of September 30, 2016, the Company was in compliance with all of these debt covenants.
Recent Financing Transactions
Israeli Bond Financing
On March 2, 2016, KBS Strategic Opportunity BVI, a wholly owned subsidiary of the Company, filed a final prospectus with the Israel Securities Authority for a proposed offering of up to 1,000,000,000 Israeli new Shekels of Series A debentures (the “Debentures”) at an annual interest rate not to exceed 4.25%. On March 1, 2016, KBS Strategic Opportunity BVI commenced the institutional tender of the Debentures and accepted application for 842.5 million Israeli new Shekels. On March 7, 2016, KBS Strategic Opportunity BVI commenced the public tender of the Debentures and accepted 127.7 million Israeli new Shekels.  In the aggregate, KBS Strategic Opportunity BVI accepted 970.2 million Israeli new Shekels (approximately $259.0 million as of September 30, 2016) in both the institutional and public tenders at an annual interest rate of 4.25%.  KBS Strategic Opportunity BVI issued the Debentures on March 8, 2016. The terms of the Debentures require principal installment payments equal to 20% of the face value of the Debentures on March 1st of each year from 2019 to 2023.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2016
(unaudited)

As of September 30, 2016, the Company incurred legal, rating and underwriting fees of approximately $9.8 million in connection with the offering. In addition, the Company funded interest reserves of 20.8 million Israeli new Shekels (approximately $5.5 million as of September 30, 2016) and 1.0 million Israeli new Shekels (approximately $0.3 million as of September 30, 2016) of expense reserve required by the Debenture documents.
The deed of trust that governs the terms of the Debentures contains various financial covenants. As of September 30, 2016, the Company was in compliance with all of these financial debt covenants.
Westpark Portfolio Mortgage Loan
On July 8, 2016, the Westpark Portfolio Buyer, entered into a four-year mortgage loan with an unaffiliated lender, for borrowings of up to $85.2 million secured by the Westpark Portfolio (the “Westpark Portfolio Mortgage Loan”). At closing, $83.2 million of the loan was funded and the remaining $2.0 million was available for future disbursements to be used for tenant improvement costs and leasing commissions, subject to certain terms and conditions contained in the loan documents.
The Westpark Portfolio Mortgage Loan matures on July 1, 2020, with a one-year extension option, subject to certain terms and conditions contained in the loan documents. The Westpark Portfolio Mortgage Loan bears interest at a floating rate of 250 basis points over one-month LIBOR. The Westpark Portfolio Buyer has the right to prepay the loan in whole at any time, or in part from time to time.
KBS SOR Properties LLC (“KBS SOR Properties”), the Company’s indirect wholly owned subsidiary, provided a limited guaranty of the Westpark Portfolio Mortgage Loan with respect to certain potential fees, costs, expenses, losses or damages incurred or suffered by the lender as a result of certain intentional actions committed by the Westpark Portfolio Buyer in violation of the loan documents. KBS SOR Properties also provided a guaranty of the principal balance and any interest or other sums outstanding under the Westpark Portfolio Mortgage Loan in the event of certain bankruptcy or insolvency proceedings involving the Westpark Portfolio Buyer.

8.	DERIVATIVE INSTRUMENTS
The Company enters into derivative instruments for risk management purposes to hedge its exposure to cash flow variability caused by changing interest rates and foreign currency exchange rate movements. The primary goal of the Company’s risk management practices related to interest rate risk is to prevent changes in interest rates from adversely impacting the Company’s ability to achieve its investment return objectives. The Company does not enter into derivatives for speculative purposes. On October 14, 2016, the Company entered into an interest rate cap. See Note 14, “Subsequent Events — Financing Subsequent to September 30, 2016 — 353 Sacramento Mortgage Loan.”
The Company enters into foreign currency collars to mitigate its exposure to foreign currency exchange rate movements on its bonds payable outstanding denominated in Israeli new Shekels. The foreign currency collar consists of a purchased call option to buy and a sold put option to sell the Israeli new Shekels. A foreign currency collar guarantees that the exchange rate of the currency will not fluctuate beyond the range of the options’ strike prices.
The following table summarizes the notional amount and other information related to the Company’s foreign currency collars as of September 30, 2016. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (currency in thousands):

Derivative Instruments	Notional Amount	Strike Price	Trade Date	Maturity Date
Derivative instruments not designated as hedging instruments
Foreign currency collar	$100,000	3.72 - 3.83 ILS-USD	08/08/2016	08/08/2017
Foreign currency collar	50,000	3.67 - 3.77 ILS-USD	08/16/2016	08/16/2017
Foreign currency collar	50,000	3.68 - 3.78 ILS-USD	08/16/2016	08/16/2017
Foreign currency collar	50,000	3.67 - 3.77 ILS-USD	08/22/2016	08/22/2017
	$250,000

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2016
(unaudited)

The following table sets forth the fair value of the Company’s derivative instruments as well as their classification on the consolidated balance sheets as of September 30, 2016 (dollars in thousands):

		September 30, 2016
Derivative Instruments	Balance Sheet Location	Number of Instruments	Fair Value
Derivative instruments not designated as hedging instruments
Foreign currency collars	Prepaid expenses and other assets	4	$1,527
The change in fair value of foreign currency collars that are not designated as cash flow hedges are recorded as foreign currency transaction gains or losses in the accompanying consolidated statements of operations. During both the three and nine months ended September 30, 2016, the Company recognized a $1.5 million gain related to the foreign currency collars, which is shown net against $8.2 million and $6.1 million of foreign currency transaction losses in the accompanying consolidated statements of operations as foreign currency transaction loss, net, respectively.

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2016
(unaudited)

Notes and bonds payable: The fair values of the Company’s notes and bonds payable are estimated using a discounted cash flow analysis based on management’s estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio, type of collateral and other credit enhancements. Additionally, when determining the fair value of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available, the Company measures fair value using (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as assets or (ii) another valuation technique that is consistent with the principles of fair value measurement, such as the income approach or the market approach. The Company classifies these inputs as Level 3 inputs. The Company’s bonds issued in Israel are publicly traded on the Tel-Aviv Stock Exchange. The Company used the quoted price as of September 30, 2016 for the fair value of its bonds issued in Israel. The Company classifies this input as a Level 1 input.
Derivative instruments: The Company’s derivative instruments are presented at fair value on the accompanying consolidated balance sheets. The valuation of these instruments is determined using a proprietary model that utilizes observable inputs. As such, the Company classifies these inputs as Level 2 inputs.
The following were the face values, carrying amounts and fair values of the Company’s financial instruments as of September 30, 2016 and December 31, 2015, which carrying amounts do not approximate the fair values (in thousands):

	September 30, 2016			December 31, 2015
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Real estate loan receivable	$—	$—	$—	$27,850	$27,850	$27,850
Financial liabilities:
Notes and bonds payable	$689,056	$686,169	$691,413	$550,796	$547,323	$554,007
KBS SOR (BVI) Holdings, Ltd. Series A Debentures	$258,976	$250,163	$250,222	$—	$—	$—
Disclosure of the fair value of financial instruments is based on pertinent information available to the Company as of the period end and requires a significant amount of judgment. This has made the estimation of fair values difficult and, therefore, both the actual results and the Company’s estimate of value at a future date could be materially different.
As of September 30, 2016, the Company measured the following assets at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Asset derivatives - foreign currency collars	$1,527	$—	$1,527	$—

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2016
(unaudited)

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
On January 6, 2014, the Company, together with KBS REIT I, KBS REIT II, KBS REIT III, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT II, the Dealer Manager, the Advisor and other KBS-affiliated entities, entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of coverage are shared. The cost of these lower tiers is allocated by the Advisor and its insurance broker among each of the various entities covered by the plan, and is billed directly to each entity. The allocation of these shared coverage costs is proportionate to the pricing by the insurance marketplace for the first tiers of directors and officers liability coverage purchased individually by each REIT. The Advisor’s and the Dealer Manager’s portion of the shared lower tiers’ cost is proportionate to the respective entities’ prior cost for the errors and omissions insurance. In June 2015, KBS Growth & Income REIT was added to the insurance program at terms similar to those described above. The insurance program was renewed and is effective through June 30, 2017.
During the three and nine months ended September 30, 2016 and 2015, no other business transactions occurred between the Company and these other KBS-sponsored programs.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2016
(unaudited)

Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three and nine months ended September 30, 2016 and 2015, respectively, and any related amounts payable as of September 30, 2016 and December 31, 2015 (in thousands):

	Incurred				Payable as of
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
	2016	2015	2016	2015	2016	2015
Expensed
Asset management fees	$2,639	$2,112	$6,932	$6,242	$—	$—
Real estate acquisition fees	1,690	—	2,964	—	—	—
Reimbursable operating expenses (1)	57	39	170	116	51	59
Disposition fees(2)	—	78	279	180	—	—
	$4,386	$2,229	$10,345	$6,538	$51	$59
_____________________
(1) The Advisor may seek reimbursement for certain employee costs under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $30,000 and $36,000 for the three months ended September 30, 2016 and 2015, respectively and $114,000 and $98,000 for the nine months ended September 30, 2016 and 2015, respectively, and were the only employee costs reimbursed under the Advisory Agreement during these periods. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company’s direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company.
(2) Disposition fees with respect to real estate sold are included in the gain on sale of real estate in the accompanying consolidated statements of operations. Disposition fees with respect to the assignment of the Company's real estate loan receivable are included in general and administrative expenses in the accompanying consolidated statements of operations.
During the nine months ended September 30, 2016, the Advisor reimbursed the Company $66,000 for property insurance rebates and $69,000 for legal and professional fees.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2016
(unaudited)

11.	INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
As of September 30, 2016 and December 31, 2015, the Company’s investments in unconsolidated joint ventures were composed of the following (dollars in thousands):

				Investment Balance at
Joint Venture	Number of Properties	Location	Ownership %	September 30, 2016	December 31, 2015
NIP Joint Venture	21	Various	Less than 5.0%	$5,305	$5,305
110 William Joint Venture	1	New York, New York	60.0%	70,813	69,132
				$76,118	$74,437
Investment in National Industrial Portfolio Joint Venture
On May 18, 2012, the Company, through an indirect wholly owned subsidiary, entered into a joint venture (the “NIP Joint Venture”) with OCM NIP JV Holdings, L.P. and HC KBS NIP JV, LLC (“HC-KBS”). The NIP Joint Venture owns 21 industrial properties and a master lease with respect to another industrial property encompassing 10.8 million square feet. The Company made an initial capital contribution of $8.0 million which represents less than a 5.0% ownership interest in the NIP Joint Venture as of September 30, 2016. The Company has virtually no influence over the NIP Joint Venture’s operations, financial policies or decision making. Accordingly, the Company has accounted for its investment in the NIP Joint Venture under the cost method of accounting. Income, losses and distributions from the NIP Joint Venture are generally allocated among the members based on their respective equity interests.
KBS REIT I, an affiliate of the Advisor, is a member of HC-KBS and has a participation interest in certain future potential profits generated by the NIP Joint Venture.  However, KBS REIT I does not have any equity interest in the NIP Joint Venture. None of the other joint venture partners are affiliated with the Company or the Advisor.
As of September 30, 2016 and December 31, 2015, the book value of the Company’s investment in the NIP Joint Venture was $5.3 million. During the three and nine months ended September 30, 2016 and 2015, the Company did not receive any distributions related to its investment in the NIP Joint Venture.
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
As of September 30, 2016 and December 31, 2015, the book value of the Company’s investment in the 110 William Joint Venture was $70.8 million and $69.1 million, respectively, which includes $1.5 million of unamortized acquisition fees and expenses incurred directly by the Company.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2016
(unaudited)

Summarized financial information for the 110 William Joint Venture follows (in thousands):

	September 30, 2016	December 31, 2015
Assets:
Real estate assets, net of accumulated depreciation and amortization	$264,342	$269,664
Other assets	23,251	18,973
Total assets	$287,593	$288,637
Liabilities and Equity:
Notes payable, net(1)	$158,845	$162,395
Other liabilities	13,269	13,617
Partners’ capital	115,479	112,625
Total Liabilities and Equity	$287,593	$288,637
_____________________
(1) Includes (i) a first mortgage loan with an outstanding principal balance of $136.9 million and $138.6 million as of September 30, 2016 and December 31, 2015, respectively, bearing interest at a fixed rate of 4.8% per annum and maturing on July 6, 2017 and (ii) a mezzanine loan with an outstanding principal balance of $20.0 million as of September 30, 2016 and December 31, 2015 bearing interest at a fixed rate of 9.5% per annum and maturing on July 6, 2017.  The amount presented includes a premium on notes payable of $2.3 million and $4.5 million as of September 30, 2016 and December 31, 2015, respectively and deferred financing costs, net of $0.3 million and $0.7 million as of September 30, 2016 and December 31, 2015, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	$8,461	$9,214	$25,100	$25,911
Expenses:
Operating, maintenance, and management	3,162	2,569	8,120	8,056
Real estate taxes and insurance	1,535	1,642	4,502	4,329
Depreciation and amortization	3,563	3,194	9,831	9,476
Interest expense	1,517	1,552	4,541	4,627
Total expenses	9,777	8,957	26,994	26,488
Other income	16	11	48	319
Net (loss) income	$(1,300)	$268	$(1,846)	$(258)
Company’s equity in (loss) income of unconsolidated joint venture	$(791)	$150	$(1,139)	$(186)

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2016
(unaudited)

12. UNAUDITED PRO FORMA FINANCIAL INFORMATION
The Company acquired one office portfolio and one office property during the nine months ended September 30, 2016, which were accounted for as business combinations. The following unaudited pro forma information for the three and nine months ended September 30, 2016 and 2015 has been prepared to give effect to the acquisition of the Westpark Portfolio and 353 Sacramento as if the acquisitions occurred on January 1, 2015. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had the acquisitions occurred on this date, nor does it purport to predict the results of operations for future periods (in thousands).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	$36,478	$33,779	$108,795	$101,632
Depreciation and amortization	$14,472	$13,582	$41,989	$40,539
Net (loss) income	$(12,990)	$(119)	$(18,101)	$8,221
The unaudited pro forma information for the three and nine months ended September 30, 2016 was adjusted to exclude $2.0 million and $3.5 million of acquisition costs related to the Westpark Portfolio and 353 Sacramento incurred by the Company in 2016, respectively.

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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Although there can be no assurance, the Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations as of September 30, 2016. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities.
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
September 30, 2016
(unaudited)

14.	SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Real Estate Related Investment Subsequent to September 30, 2016
Battery Point Series B Preferred Units
On October 28, 2016, the Company, through an indirect wholly owned subsidiary, entered into a purchase agreement to purchase up to an aggregate of 25,000 units of Series B Preferred Units (the “Preferred Units”) of Battery Point Trust LLC (“Battery Point”), over a six-month period at a per-unit price of $1,000, resulting in an aggregate investment of $25.0 million. On October 28, 2016, the Company purchased an initial 5,000 Preferred Units, net of an equity commitment fee of $0.6 million, for a net payment of $4.4 million. The Preferred Units are entitled to the payment of quarterly distributions at the following annual rates: 7.0% for the period commencing October 28, 2016 through April 28, 2017; 9.0% for the period commencing April 29, 2017 through April 28, 2018; and 12.0% for the period commencing April 29, 2018 through October 28, 2019. The Company may be required to purchase additional Preferred Units no more frequently than once a month during the period beginning in November 2016 and ending in April 2017. Each minimum required additional purchase of Preferred Units is 5,000 units. Battery Point may redeem the Preferred Units at any time, subject to payment to the Company of an exit fee in the amount of 1.0% of the redemption price if Battery Point redeems the Preferred Units after April 28, 2017.
Financing Subsequent to September 30, 2016
353 Sacramento Mortgage Loan
On October 14, 2016, the Company, through an indirect wholly owned subsidiary, entered into a two-year secured mortgage loan with an unaffiliated lender, for borrowings of up to $115.5 million secured by 353 Sacramento (the “353 Sacramento Mortgage Loan”). As of October 14, 2016, $85.5 million had been disbursed to the Company with the remaining $30.0 million available for future disbursements to be used for tenant improvements, leasing commissions and capital improvements, subject to certain terms and conditions contained in the loan documents. The 353 Sacramento Mortgage Loan matures on October 14, 2018 with three one-year extension options, subject to certain conditions contained in the loan documents and the payment of an extension fee of 0.25% of the outstanding principal balance with respect to the second and third extension options. The 353 Sacramento Mortgage Loan bears interest at a floating rate of 275 basis points over one-month LIBOR. The borrower entered into an interest rate cap that effectively limits one-month LIBOR on $115.5 million of the outstanding loan balance at 3.0% effective October 14, 2016 through October 14, 2018. Monthly payments are interest-only with the entire unpaid principal balance and all outstanding interest and fees due at maturity. The Company has the right to prepay the loan in whole at any time or in part from time to time to the extent necessary, subject to the payment of certain expenses potentially incurred by the lender as a result of the prepayment, the payment of a prepayment premium and certain other conditions contained in the loan documents.
KBS SOR Properties provided a limited guaranty of the 353 Sacramento Mortgage Loan with respect to certain potential deficiencies, losses or damages suffered by the lender resulting from certain intentional acts committed by the borrower or KBS SOR Properties in violation of the loan documents, or in the event of certain bankruptcy or insolvency proceedings involving the borrower or KBS SOR Properties.
As a condition to the 353 Sacramento Mortgage Loan, the borrowing subsidiary amended its operating agreement to appoint two independent managers.  The independent managers have consent rights with respect to (i) the consolidation or merger of the borrower into another entity if the 353 Sacramento Mortgage Loan will not be paid off in connection with such merger or consolidation, (ii) the sale of the borrower’s assets if the 353 Sacramento Mortgage Loan will not be paid off in connection with such a sale and (iii) the institution of voluntary (or the consent to involuntary) bankruptcy or similar creditor-protection proceedings.  Such consent rights will only apply as long as the 353 Sacramento Mortgage Loan remains outstanding.

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
On January 8, 2009, we filed a registration statement on Form S-11 with the SEC to offer a minimum of 250,000 shares and a maximum of 140,000,000 shares of common stock for sale to the public, of which 100,000,000 shares were registered in our primary offering and 40,000,000 shares were registered under our dividend reinvestment plan. We ceased offering shares of common stock in our primary offering on November 14, 2012. We sold 56,584,976 shares of common stock in the primary offering for gross offering proceeds of $561.7 million. We continue to offer shares of common stock under the dividend reinvestment plan. As of September 30, 2016, we had sold 5,804,835 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $62.3 million. Also as of September 30, 2016, we had redeemed 5,635,755 of the shares sold in our offering for $69.9 million. Additionally, on December 29, 2011 and October 23, 2012, we issued 220,994 shares and 55,249 shares of common stock, respectively, for $2.0 million and $0.5 million, respectively, in private transactions exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.
On March 2, 2016, KBS Strategic Opportunity (BVI) Holdings, Ltd. (“KBS Strategic Opportunity BVI”), our wholly owned subsidiary, filed a final prospectus with the Israel Securities Authority for a proposed offering of up to 1,000,000,000 Israeli new Shekels of Series A debentures (the “Debentures”) at an annual interest rate not to exceed 4.25%. On March 1, 2016, KBS Strategic Opportunity BVI commenced the institutional tender of the Debentures and accepted application for 842.5 million Israeli new Shekels. On March 7, 2016, KBS Strategic Opportunity BVI commenced the public tender of the Debentures and accepted 127.7 million Israeli new Shekels.  In the aggregate, KBS Strategic Opportunity BVI accepted 970.2 million Israeli new Shekels (approximately $259.0 million as of September 30, 2016) in both the institutional and public tenders at an annual interest rate of 4.25%.  KBS Strategic Opportunity BVI issued the Debentures on March 8, 2016. The terms of the Debentures require principal installment payments equal to 20% of the face value of the Debentures on March 1st of each year from 2019 to 2023.
As of September 30, 2016, we owned 11 office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 25 acres of undeveloped land, one office portfolio consisting of three office properties, one office/flex/industrial portfolio consisting of 21 buildings, one retail property, two apartment properties, two investments in undeveloped land encompassing an aggregate of 1,670 acres and two investments in unconsolidated joint ventures.
Market Outlook – Real Estate and Real Estate Finance Markets
The following discussion is based on management’s beliefs, observations and expectations with respect to the real estate and real estate finance markets.
Current conditions in the global capital markets remain volatile as we near the end of 2016. Current economic data and financial market developments suggest that the global economy is improving, although at a slow incremental rate. Growth in most advanced economies remains lackluster, with low potential growth expectations now extending into 2017. In this economic environment the central banks of the world’s major economies hold sway over perceived investment opportunities. Quantitative easing in Japan and the Eurozone has carried over into global capital markets and has increased demand for higher risk investments.
The initial reaction to the U.K. vote to leave the European Union has been somewhat muted, with the exception being the continued downward pressure on the Great Britain Pound (“GBP”). As of mid-October 2016, the GBP had weakened in excess of 20 percent, year-to-date. The new prime minister of the U.K. remains committed to carrying out the decoupling of the U.K. from the European Union. The details of this process remain unclear, and the uncertainty has weighed on both the U.K. and European markets. The European Central Bank has continued to pursue a policy of quantitative easing (QE).

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

In the United States, real GDP growth accelerated in the third quarter of 2016 to a 2.9% annual rate. This is a marked improvement over the second quarter growth rate of 1.4%. The strong third quarter number is tempered by the fact that a large portion of gross domestic product growth was seen in increased inventories, not through consumer demand. Consumer confidence is currently at a three year low. Corporate earnings are also an area of concern, as third quarter reported earnings growth showed a clear sign of slowing. Federal Reserve Board communications have been signaling the increased likelihood of some firming of monetary policy. Many economists expect an increase in rates to occur in early December. The US government bond yield curve has seen a steady increase in yields and is currently no longer sitting at near record lows.
Europe and Japan continue to engage in unconventional monetary policy. Asset purchases and stimulus programs in both regions have driven interest rates and investment yields to new lows. Both regions now have historically low interest rates, with some government and corporate bonds trading with negative yields. While the intent of these policies is to spur economic growth, the size of these programs is unprecedented, and the ultimate impact on those economies and the broader global financial system remains unclear.
The U.S. commercial real estate market continues to benefit from inflows of foreign capital, albeit at a slowing rate. With the backdrop global political conflict, and weaker international economic conditions, the U.S. dollar has remained a safe haven currency. Lenders, however, have continued to cool to the market. For balance sheet lenders, such as banks and insurance companies, underwriting standards for commercial real estate have been tightened. This has resulted in lower loan-to-value and higher debt coverage ratios. CMBS originations also have been limited as lenders are trying to adjust to the new securitization rules which require issuers to maintain an ongoing equity stake in pooled transactions. These trends have led to increased uncertainty in the level and cost of debt for commercial properties, and in turn has injected some volatility into commercial real estate markets.
Liquidity and Capital Resources
Our principal demand for funds during the short and long-term is and will be for the acquisition of real estate and real estate-related investments; payment of operating expenses, capital expenditures and general and administrative expenses; payments under debt obligations; redemptions of common stock; and payments of distributions to stockholders. To date, we have had six primary sources of capital for meeting our cash requirements:

•	Proceeds from the primary portion of our initial public offering;

•	Proceeds from our dividend reinvestment plan;

•	Debt financing;

•	Proceeds from our public bond offering in Israel;

•	Proceeds from the sale of real estate and the repayment of real estate-related investments; and

•	Cash flow generated by our real estate and real estate-related investments.
We sold 56,584,976 shares of common stock in the primary portion of our initial public offering for gross offering proceeds of $561.7 million. We ceased offering shares in the primary portion of our initial public offering on November 14, 2012. We continue to offer shares of common stock under the dividend reinvestment plan. As of September 30, 2016, we had sold 5,804,835 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $62.3 million. To date, we have invested all of the net proceeds from our initial public offering in real estate and real estate-related investments. We intend to use our cash on hand, proceeds from debt financing, proceeds from the issuance of our 4.25% bonds in Israel, cash flow generated by our real estate operations and proceeds from our dividend reinvestment plan as our primary sources of immediate and long-term liquidity.
Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures and corporate general and administrative expenses.  Cash flow from operations from our real estate investments is primarily dependent upon the occupancy levels of our properties, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures.  As of September 30, 2016, our office, retail and industrial properties were collectively 87% occupied and our apartment properties were collectively 90% occupied.

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
As of September 30, 2016, we had outstanding debt obligations in the aggregate principal amount of $948.0 million, with a weighted average remaining term of 2.8 years.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the Conflicts Committee of our board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expense reimbursements for the four fiscal quarters ended September 30, 2016 did not exceed the charter imposed limitation.
For the nine months ended September 30, 2016, our cash needs for capital expenditures, redemptions of common stock and debt servicing were met with proceeds from debt financing, proceeds from our dividend reinvestment plan and cash on hand. Operating cash needs during the same period were met through cash flow generated by our real estate and real estate-related investments and cash on hand. As of September 30, 2016, we had a total of $423.5 million of debt obligations scheduled to mature within 12 months of that date. We plan to exercise our extension options available under our loan agreements or pay down or refinance the related notes payable prior to their maturity dates.
Cash Flows from Operating Activities
As of September 30, 2016, we owned 11 office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 25 acres of undeveloped land, one office portfolio consisting of three office properties, one office/flex/industrial portfolio consisting of 21 buildings, one retail property, two apartment properties, two investments in undeveloped land encompassing an aggregate of 1,670 acres and two investments in unconsolidated joint ventures. During the nine months ended September 30, 2016, net cash provided by operating activities was $19.1 million. We expect that our cash flows from operating activities will increase in future periods as a result of leasing additional space that is currently unoccupied and anticipated future acquisitions of real estate and real estate-related investments. However, our cash flows from operating activities may decrease to the extent that we dispose of assets.
Cash Flows from Investing Activities
Net cash used in investing activities was $300.3 million for the nine months ended September 30, 2016 and primarily consisted of the following:

•	Acquisition of an office/flex/industrial portfolio consisting of 21 buildings and an office property for $293.8 million;

•	Principal proceeds received from the assignment of University House in the amount of $27.9 million;

•	Improvements to real estate of $21.5 million;

•	Restricted cash for capital expenditures of $7.8 million;

•	Additional investment in an unconsolidated joint venture of $2.8 million;

•	Funding of restricted cash for development obligations of $2.6 million; and

•	Proceeds from insurance claims of $0.3 million.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flows from Financing Activities
Net cash provided by financing activities was $296.3 million for the nine months ended September 30, 2016 and consisted primarily of the following:

•
$371.6 million of net cash provided by debt and other financings as a result of proceeds from notes and bonds payable of $462.2 million, partially offset by principal payments on notes payable of $74.7 million, payments of deferred financing costs of $10.6 million and restricted cash for debt service obligations of $5.3 million;

•	$38.0 million of acquisitions of noncontrolling interests;

•	$31.5 million of payments made to redeem shares of common stock;

•	$6.9 million of net cash distributions to stockholders, after giving effect to distributions reinvested by stockholders of $9.5 million;

•	$0.8 million of contributions from noncontrolling interests;

•	$0.7 million of net cash provided by the issuance of $0.8 million of preferred membership units of our subsidiary, partially offset by sale commissions and other costs of $0.1 million; and

•	$0.2 million of payments made in connection with a potential offering.
In order to execute our investment strategy, we utilize secured debt and we may, to the extent available, utilize unsecured debt to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinancing and interest risks, are properly balanced with the benefit of using leverage. There is no limitation on the amount we may borrow for any single investment. Our charter limits our total liabilities such that our total liabilities may not exceed 75% of the cost of our tangible assets; however, we may exceed that limit if a majority of the Conflicts Committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our common stockholders in our next quarterly report with an explanation from the Conflicts Committee of the justification for the excess borrowing. As of September 30, 2016, our borrowings and other liabilities were approximately 70% of the cost (before depreciation or other noncash reserves) and book value (before depreciation) of our tangible assets.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of September 30, 2016 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2016	2017-2018	2019-2020	Thereafter
Outstanding debt obligations (1)	$948,032	$1,598	$574,753	$187,997	$183,684
Interest payments on outstanding debt obligations (2)	79,802	7,625	37,058	22,447	12,672
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts, maturity dates, foreign currency rate and interest rates in effect at September 30, 2016. We incurred interest expense of $18.9 million, excluding amortization of deferred financing costs of $2.9 million and including interest capitalized of $1.5 million, for the nine months ended September 30, 2016.
Results of Operations
Overview
As of September 30, 2015, we owned 10 office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 37 acres of undeveloped land, one office portfolio consisting of three office properties, one retail property, two apartment properties, two investments in undeveloped land encompassing an aggregate of 1,670 acres, one first mortgage loan and two investments in unconsolidated joint ventures. As of September 30, 2016, we owned 11 office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 25 acres of undeveloped land, one office portfolio consisting of three office properties, one office/flex/industrial portfolio consisting of 21 buildings, one retail property, two apartment properties, two investments in undeveloped land encompassing an aggregate of 1,670 acres, one first mortgage loan and two investments in unconsolidated joint ventures. Our results of operations for the three and nine months ended September 30, 2016 may not be indicative of those in future periods as the occupancy in our properties has not been stabilized. As of September 30, 2016, our office, retail and industrial properties were collectively 87% occupied and our apartment properties were collectively 90% occupied.  However, due to the short outstanding weighted-average lease term in the portfolio of less than four years, we do not put significant emphasis on quarterly changes in occupancy (positive or negative) in the short run. Our underwriting and valuations are generally more sensitive to “terminal values” that may be realized upon the disposition of the assets in the portfolio and less sensitive to ongoing cash flows generated by the portfolio in the years leading up to an eventual sale. There are no guarantees that occupancies of our assets will increase, or that we will recognize a gain on the sale of our assets. We funded the acquisitions of these investments with proceeds from our initial public offering and debt financing. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of leasing additional space and acquiring additional assets but decrease due to disposition activity.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparison of the three months ended September 30, 2016 versus the three months ended September 30, 2015
The following table provides summary information about our results of operations for the three months ended September 30, 2016 and 2015 (dollar amounts in thousands):

	Three Months Ended September 30,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions/ Dispositions (1)	$ Change Due to Investments Held Throughout Both Periods (2)
	2016	2015
Rental income	$29,229	$22,337	$6,892	31%	$5,431	$1,461
Tenant reimbursements	5,902	4,940	962	19%	866	96
Other operating income	1,002	881	121	14%	(2)	123
Operating, maintenance, and management costs	10,932	9,930	1,002	10%	1,347	(345)
Real estate taxes and insurance	4,516	3,940	576	15%	762	(186)
Asset management fees to affiliate	2,639	2,112	527	25%	470	57
Real estate acquisition fees to affiliate	1,690	—	1,690	n/a	1,690	—
Real estate acquisition fees and expenses	274	—	274	n/a	274	—
General and administrative expenses	1,337	892	445	50%	n/a	n/a
Foreign currency transaction loss, net	6,639	—	6,639	n/a	n/a	n/a
Depreciation and amortization	14,337	11,297	3,040	27%	3,352	(312)
Interest expense	7,992	3,524	4,468	127%	n/a	n/a
Gain on sale of real estate, net	—	2,908	(2,908)	n/a	(2,908)	n/a
_____________________
(1) Represents the dollar amount increase (decrease) for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 related to real estate and real estate-related investments acquired, repaid or disposed on or after July 1, 2015.
(2) Represents the dollar amount increase (decrease) for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 with respect to real estate and real estate-related investments owned by us during the entire periods presented.
Rental income and tenant reimbursements increased from $22.3 million and $4.9 million, respectively, for the three months ended September 30, 2015 to $29.2 million and $5.9 million, respectively, for the three months ended September 30, 2016, primarily as a result of the growth in our real estate portfolio and as a result of an increase in occupancy from 84% as of September 30, 2015 to 88% as of September 30, 2016 related to properties (excluding apartments) held throughout both periods. In addition, annualized base rent per square foot increased from $21.16 as of September 30, 2015 to $21.92 as of September 30, 2016 related to properties (excluding apartments) held throughout both periods. We expect rental income and tenant reimbursements to increase in future periods as a result of owning real estate acquired in 2016 for an entire period, anticipated future acquisitions of real estate and leasing additional space but to decrease to the extent we dispose of properties.
Property operating costs and real estate taxes and insurance increased from $9.9 million and $3.9 million, respectively, for the three months ended September 30, 2015 to $10.9 million and $4.5 million, respectively, for the three months ended September 30, 2016, primarily as a result of the growth in our real estate portfolio. We expect property operating costs and real estate taxes and insurance to increase in future periods as a result of owning real estate acquired in 2016 for an entire period, anticipated future acquisitions of real estate, increasing occupancy of our real estate assets and inflation but to decrease to the extent we dispose of properties.
Asset management fees increased from $2.1 million for the three months ended September 30, 2015 to $2.6 million for the three months ended September 30, 2016, primarily as a result of the growth in our real estate portfolio. We expect asset management fees to increase in future periods as a result of owning real estate acquired in 2016 for an entire period, anticipated future acquisitions of real estate and capital expenditures but to decrease to the extent we dispose of properties. All asset management fees incurred as of September 30, 2016 have been paid.
Real estate acquisition fees and expenses to affiliates and non-affiliates were $2.0 million for the three months ended September 30, 2016. We did not acquire any real estate for the three months ended September 30, 2015 and, therefore, did not incur any acquisition fees or expenses during the period. During the three months ended September 30, 2016, we acquired one real estate property for $168.0 million. We expect real estate acquisition fees and expenses to vary in future periods based upon acquisition activity.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

General and administrative expenses increased from $0.9 million for the three months ended September 30, 2015 to $1.3 million for the three months ended September 30, 2016, primarily due to increased legal and auditor costs as a result of our ongoing Israeli securities law compliance requirements related to our outstanding bonds. We expect general and administrative expenses to fluctuate based on our legal expenses and investment and disposition activity.
We recognized $6.6 million of foreign currency transaction loss for the three months ended September 30, 2016 related to the issuance of Series A debentures in Israel, consisting of $8.1 million of foreign currency transaction loss, partially offset by $1.5 million foreign currency transaction gain as a result of our foreign currency collars. These debentures are denominated in Israeli new Shekels and we expect to recognize foreign transaction gains and losses to the extent that we do not enter into a foreign currency collar or hedge. We did not recognize any foreign currency transaction gain or loss during the three months ended September 30, 2015.
Depreciation and amortization increased from $11.3 million for the three months ended September 30, 2015 to $14.3 million for the three months ended September 30, 2016, primarily as a result of the growth in our real estate portfolio. We expect depreciation and amortization to increase in future periods as a result of owning real estate acquired in 2016 and anticipated future acquisitions of real estate for an entire period but to decrease as a result of amortization of tenant origination costs related to lease expirations and the disposition of properties.
Interest expense increased from $3.5 million for the three months ended September 30, 2015 to $8.0 million for the three months ended September 30, 2016, primarily due to increased borrowings as a result of our bond offering and additional mortgage financing. Excluded from interest expense was $0.5 million of interest capitalized to our investments in undeveloped land during the three months ended September 30, 2016 and 2015. Our interest expense in future periods will vary based on interest rate fluctuations, the amount of interest capitalized and our level of future borrowings, which will depend on the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.
During the three months ended September 30, 2016, we had no dispositions. During the three months ended September 30, 2015, we sold one office property and 14.5 acres of undeveloped land that resulted in a gain on sale of $2.9 million.
Comparison of the nine months ended September 30, 2016 versus the nine months ended September 30, 2015
The following table provides summary information about our results of operations for the nine months ended September 30, 2016 and 2015 (dollar amounts in thousands):

	Nine Months Ended September 30,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions/ Dispositions (1)	$ Change Due to Investments Held Throughout Both Periods (2)
	2016	2015
Rental income	$76,646	$66,315	$10,331	16%	$6,569	$3,762
Tenant reimbursements	15,484	13,991	1,493	11%	1,211	282
Interest income from real estate loan receivable	3,655	1,968	1,687	86%	1,687	—
Other operating income	2,580	2,495	85	3%	(37)	122
Operating, maintenance, and management costs	29,755	27,855	1,900	7%	1,424	476
Real estate taxes and insurance	12,419	11,439	980	9%	874	106
Asset management fees to affiliate	6,932	6,242	690	11%	541	149
Real estate acquisition fees to affiliate	2,964	—	2,964	n/a	2,964	—
Real estate acquisition fees and expenses	542	—	542	n/a	542	—
General and administrative expenses	4,172	2,624	1,548	59%	n/a	n/a
Foreign currency transaction loss, net	4,602	—	4,602	n/a	n/a	n/a
Depreciation and amortization	37,436	33,684	3,752	11%	4,213	(461)
Interest expense	20,354	11,292	9,062	80%	n/a	n/a
Other income	—	5,084	(5,084)	n/a	n/a	n/a
Gain on sale of real estate, net	—	11,195	(11,195)	n/a	(11,195)	n/a
_____________________
(1) Represents the dollar amount increase (decrease) for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 related to real estate and real estate-related investments acquired, repaid or disposed on or after January 1, 2015.
(2) Represents the dollar amount increase (decrease) for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 with respect to real estate and real estate-related investments owned by us during the entire periods presented.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Rental income and tenant reimbursements increased from $66.3 million and $14.0 million, respectively, for the nine months ended September 30, 2015 to $76.6 million and $15.5 million, respectively, for the nine months ended September 30, 2016, primarily as a result of the growth in our real estate portfolio and as a result of an increase in occupancy from 84% as of September 30, 2015 to 88% as of September 30, 2016 related to properties (excluding apartments) held throughout both periods. In addition, annualized base rent per square foot increased from $21.16 as of September 30, 2015 to $21.92 as of September 30, 2016 related to properties (excluding apartments) held throughout both periods. We expect rental income and tenant reimbursements to increase in future periods as a result of owning real estate acquired in 2016 for an entire period, anticipated future acquisitions of real estate and leasing additional space but to decrease to the extent we dispose of properties.
Interest income from our real estate loan receivable, recognized using the interest method, increased from $2.0 million for the nine months ended September 30, 2015 to $3.7 million for the nine months ended September 30, 2016, primarily as a result of our recognition and collection of default interest during the nine months ended September 30, 2016. On June 30, 2015, the University House First Mortgage Loan matured without repayment.  On July 1, 2015, we provided notice to the borrower of default. We determined the real estate loan receivable to be impaired and recognized interest income from our real estate loan receivable on a cash basis. On April 21, 2016, we entered into an assignment of mortgage to assign the University House First Mortgage Loan to an assignee unaffiliated with the us or our advisor. On April 22, 2016, we received $31.6 million in connection with the assignment of the University House First Mortgage Loan. The proceeds received from the assignment reflects the entire principal balance and interest due, including any default interest, as of April 21, 2016, plus any legal costs incurred by us in connection with the assignment.
Property operating costs and real estate taxes and insurance increased from $27.9 million and $11.4 million, respectively, for the nine months ended September 30, 2015 to $29.8 million and $12.4 million, respectively, for the nine months ended September 30, 2016, primarily as a result of the growth in our real estate portfolio. We expect property operating costs and real estate taxes and insurance to increase in future periods as a result of owning real estate acquired in 2016 for an entire period, anticipated future acquisitions of real estate, increasing occupancy of our real estate assets and inflation but to decrease to the extent we dispose of properties.
Asset management fees increased from $6.2 million for the nine months ended September 30, 2015 to $6.9 million for the nine months ended September 30, 2016, primarily as a result of the growth in our real estate portfolio. We expect asset management fees to increase in future periods as a result of owning real estate acquired in 2016 for an entire period and capital expenditures but to decrease to the extent we dispose of properties. All asset management fees incurred as of September 30, 2016 have been paid.
Real estate acquisition fees and expenses to affiliate and non-affiliates were $3.5 million for the nine months ended September 30, 2016. We did not acquire any real estate for the nine months ended September 30, 2015. During the nine months ended September 30, 2016, we acquired one office portfolio and one office property for $293.8 million. We expect real estate acquisition fees and expenses to vary in future periods based upon acquisition activity.
General and administrative expenses increased from $2.6 million for the nine months ended September 30, 2015 to $4.2 million for the nine months ended September 30, 2016, primarily due to increased legal and auditor costs as a result of our ongoing Israeli securities law compliance requirements related to our outstanding bonds. We expect general and administrative expenses to fluctuate based on our legal expenses and investment and disposition activity.
We recognized $4.6 million of foreign currency transaction loss, net for the nine months ended September 30, 2016 related to the issuance of Series A debentures in Israel, consisting of $6.1 million of foreign currency transaction loss, partially offset by $1.5 million foreign currency transaction gain as a result of our foreign currency collars. These debentures are denominated in Israeli new Shekels and we expect to recognize foreign transaction gains and losses to the extent that we do not enter into a foreign currency collar or hedge. We did not recognize any foreign currency transaction gain or loss during the nine months ended September 30, 2015.
Depreciation and amortization increased from $33.7 million for the nine months ended September 30, 2015 to $37.4 million for the nine months ended September 30, 2016, primarily as a result of the growth in our real estate portfolio. We expect depreciation and amortization to increase in future periods as a result of owning real estate acquired in 2016 for an entire period but to decrease as a result of amortization of tenant origination costs related to lease expirations and the disposition of properties.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Interest expense increased from $11.3 million for the nine months ended September 30, 2015 to $20.4 million for the nine months ended September 30, 2016, primarily due to increased borrowings as a result of our bond offering and additional mortgage financing. Excluded from interest expense was $1.5 million of interest capitalized to our investments in undeveloped land during the nine months ended September 30, 2016 and 2015. Our interest expense in future periods will vary based on interest rate fluctuations, the amount of interest capitalized and our level of future borrowings, which will depend on the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.
During the nine months ended September 30, 2015, we received $5.9 million in proceeds from condemnation agreements. The carrying value of the condemned land was $0.8 million, resulting in a gain of $5.1 million, which is included in other income in the accompanying consolidated statements of operations.
During the nine months ended September 30, 2016, we had no dispositions. During the nine months ended September 30, 2015, we sold two office properties and 14.5 acres of undeveloped land that resulted in a gain on sale of $11.2 million.
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

•
Acquisition fees and expenses. Acquisition fees and expenses related to the acquisition of real estate are expensed. Although these amounts reduce net income, we exclude them from MFFO to more appropriately present the ongoing operating performance of our real estate investments on a comparative basis. Additionally, acquisition costs have been funded from the proceeds from our now terminated initial public offering and debt financings, including our Israeli bond offering, and not from our operations. We believe this exclusion is useful to investors as it allows investors to more accurately evaluate the sustainability of our operating performance; and

•
Mark-to-market foreign currency transaction adjustments. The U.S. dollar is our functional currency. Transactions denominated in currency other than our functional currency are recorded upon initial recognition at the exchange rate on the date of the transaction. After initial recognition, monetary assets and liabilities denominated in foreign currency are remeasured at each reporting date into the foreign currency at the exchange rate on that date. In addition, we have entered into foreign currency collars that results in a foreign currency transaction adjustment. These amounts can increase or reduce net income. We exclude them from MFFO to more appropriately present the ongoing operating performance of our real estate investments on a comparative basis.

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculations of MFFO and Adjusted MFFO, for the three and nine months ended September 30, 2016 and 2015 (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Net (loss) income attributable to common stockholders	$(14,951)	$(462)	$(21,804)	$3,299
Depreciation of real estate assets	8,047	6,207	21,512	17,802
Amortization of lease-related costs	6,290	5,090	15,924	15,882
Gain on sale of real estate, net	—	(2,908)	—	(11,195)
Adjustments for noncontrolling interests - consolidated entity (1)	(121)	104	(371)	3,054
Adjustments for investment in unconsolidated entity (2)	2,148	1,927	5,930	5,717
FFO attributable to common stockholders	1,413	9,958	21,191	34,559
Straight-line rent and amortization of above- and below-market leases	(1,971)	(1,167)	(3,395)	(4,309)
Amortization of discounts and closing costs	—	—	—	(428)
Real estate acquisition fees to affiliate	1,690	—	2,964	—
Real estate acquisition fees and expenses	274	—	542	—
Amortization of net premium/discount on bond and notes payable	11	7	28	18
Prepayment fees related to the extinguishment of debt	—	—	—	250
Mark-to-market foreign currency transaction loss, net	6,639	—	4,602	—
Adjustments for noncontrolling interests - consolidated entity (1)	(2)	(11)	(11)	(35)
Adjustments for investment in unconsolidated entity (2)	(1,042)	(1,482)	(3,381)	(3,706)
MFFO attributable to common stockholders	7,012	7,305	22,540	26,349
Other capitalized operating expenses (3)	(610)	(678)	(1,787)	(2,149)
Adjustments for noncontrolling interests - consolidated entity (1)	—	65	61	203
Adjusted MFFO attributable to common stockholders	$6,402	$6,692	$20,814	$24,403
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Distributions
Distributions declared, distributions paid and cash flows used in operations were as follows for the first, second and third quarters of 2016 (in thousands, except per share amounts):

	Distribution Declared	Distributions Declared Per Share	Distributions Paid			Cash Flows Provided by Operations
Period			Cash	Reinvested	Total
First Quarter 2016	$5,472	$0.093	$2,271	$3,201	$5,472	$1,139
Second Quarter 2016	5,469	0.093	2,309	3,160	5,469	11,429
Third Quarter 2016	5,527	0.094	2,368	3,159	5,527	6,500
	$16,468	$0.280	$6,948	$9,520	$16,468	$19,068
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
On September 15, 2016, our board of directors authorized a distribution in the amount of $0.09426230 per share of common stock to stockholders of record as of the close of business on September 16, 2016. We paid this distribution on September 22, 2016 and this was the only distribution declared and paid during the third quarter of 2016.
Our net loss attributable to common stockholders for the nine months ended September 30, 2016 was $21.8 million and our cash flows provided by operations were $19.1 million. Our cumulative distributions paid and net loss attributable to common stockholders from inception through September 30, 2016 were $99.4 million and $50.4 million, respectively. We funded the March 29, 2016 distribution with current and prior period cash provided by operations surplus. We funded the June 22, 2016 distribution and the September 22, 2016 distribution with current cash provided by operations. We have funded our cumulative distributions, which includes net cash distributions and distributions reinvested by stockholders, with proceeds from debt financing of $18.7 million, proceeds from the dispositions of property of $13.7 million and cash provided by operations of $67.0 million. To the extent that we pay distributions from sources other than our cash flow from operations or gains from asset sales, we will have fewer funds available for investment in real estate-related loans, opportunistic real estate, real estate-related debt securities and other real estate-related investments, the overall return to our stockholders may be reduced and subsequent investors may experience dilution.
Critical Accounting Policies
Our consolidated interim financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC. There have been no significant changes to our policies during 2016, except for the addition of an accounting policy with respect to foreign currency transactions.

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
Real Estate Related Investment Subsequent to September 30, 2016
Battery Point Series B Preferred Units
On October 28, 2016, we, through an indirect wholly owned subsidiary, entered into a purchase agreement to purchase up to an aggregate of 25,000 units of Series B Preferred Units (the “Preferred Units”) of Battery Point Trust LLC (“Battery Point”), over a six-month period at a per-unit price of $1,000, resulting in an aggregate investment of $25.0 million. On October 28, 2016, we purchased an initial 5,000 Preferred Units, net of an equity commitment fee of $0.6 million, for a net payment of $4.4 million. The Preferred Units are entitled to the payment of quarterly distributions at the following annual rates: 7.0% for the period commencing October 28, 2016 through April 28, 2017; 9.0% for the period commencing April 29, 2017 through April 28, 2018; and 12.0% for the period commencing April 29, 2018 through October 28, 2019. We may be required to purchase additional Preferred Units no more frequently than once a month during the period beginning in November 2016 and ending in April 2017. Each minimum required additional purchase of Preferred Units is 5,000 units. Battery Point may redeem the Preferred Units at any time, subject to payment to us of an exit fee in the amount of 1.0% of the redemption price if Battery Point redeems the Preferred Units after April 28, 2017.
Financing Subsequent to September 30, 2016
353 Sacramento Mortgage Loan
On October 14, 2016, we, through an indirect wholly owned subsidiary, entered into a two-year secured mortgage loan with an unaffiliated lender, for borrowings of up to $115.5 million secured by 353 Sacramento (the “353 Sacramento Mortgage Loan”). As of October 14 2016, $85.5 million had been disbursed to us with the remaining $30.0 million available for future disbursements to be used for tenant improvements, leasing commissions and capital improvements, subject to certain terms and conditions contained in the loan documents. The 353 Sacramento Mortgage Loan matures on October 14, 2018 with three one-year extension options, subject to certain conditions contained in the loan documents and the payment of an extension fee of 0.25% of the outstanding principal balance with respect to the second and third extension options. The 353 Sacramento Mortgage Loan bears interest at a floating rate of 275 basis points over one-month LIBOR. The borrower entered into an interest rate cap that effectively limits one-month LIBOR on $115.5 million of the outstanding loan balance at 3.00% effective October 14, 2016 through October 14, 2018. Monthly payments are interest-only with the entire unpaid principal balance and all outstanding interest and fees due at maturity. We have the right to prepay the loan in whole at any time or in part from time to time to the extent necessary, subject to the payment of certain expenses potentially incurred by the lender as a result of the prepayment, the payment of a prepayment premium and certain other conditions contained in the loan documents.
KBS SOR Properties, LLC, our separate wholly owned subsidiary through which we indirectly owns all of our real estate assets (“KBS SOR Properties”), provided a limited guaranty of the 353 Sacramento Mortgage Loan with respect to certain potential deficiencies, losses or damages suffered by the lender resulting from certain intentional acts committed by the borrower or KBS SOR Properties in violation of the loan documents, or in the event of certain bankruptcy or insolvency proceedings involving the borrower or KBS SOR Properties.
As a condition to the 353 Sacramento Mortgage Loan, the borrowing subsidiary amended its operating agreement to appoint two independent managers.  The independent managers have consent rights with respect to (i) the consolidation or merger of the borrower into another entity if the 353 Sacramento Mortgage Loan will not be paid off in connection with such merger or consolidation, (ii) the sale of the borrower’s assets if the 353 Sacramento Mortgage Loan will not be paid off in connection with such a sale and (iii) the institution of voluntary (or the consent to involuntary) bankruptcy or similar creditor-protection proceedings.  Such consent rights will only apply as long as the 353 Sacramento Mortgage Loan remains outstanding.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to the effects of interest rate changes as a result of borrowings used to maintain liquidity, fund distributions and to fund the refinancing of our real estate investment portfolio and operations. We may also be exposed to the effects of changes in interest rates as a result of the acquisition and origination of mortgage, mezzanine, bridge and other loans and the acquisition of real estate securities. We are also exposed to the effects of foreign currency changes in Israel with respect to the 4.25% bonds issued to Israeli investors in March 2016. Our profitability and the value of our investment portfolio may be adversely affected during any period as a result of interest rate changes and foreign currency changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs. We may manage interest rate risk by maintaining a ratio of fixed rate, long-term debt such that floating rate exposure is kept at an acceptable level. In addition, we may utilize a variety of financial instruments, including interest rate caps, floors, and swap agreements, in order to limit the effects of changes in interest rates on our operations. In order to limit the effects of changes in foreign currency on our operations, we may utilize a variety of foreign currency hedging strategies such as cross currency swaps, forward contracts, puts or calls. When we use these types of derivatives to hedge the risk of interest-earning assets or interest-bearing liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the funds available for payments to holders of our common stock and that the losses may exceed the amount we invested in the instruments. Additionally, certain of these strategies may cause us to fund a margin account periodically to offset changes in foreign currency rates which may also reduce the funds available for payments to holders of our common stock. As of September 30, 2016, we had entered into four foreign currency collars to hedge against a change in the exchange rate of the Israeli new Shekel versus the U.S. Dollar. The foreign currency collars expire in August 2017 and have an aggregate U.S. Dollar notional amount of $250.0 million. The foreign currency collars consist of purchased call options to buy Israeli new Shekels ranging from 3.6686 to 3.7245 and sold put options to sell the Israeli new Shekels ranging from 3.7695 to 3.826. The foreign currency collars are intended to permit us to exchange, on the settlement date of the collars and net of the effect of the collars, $250.0 million for an amount of Israeli new Shekels ranging from 923.1 million to 948.4 million.
As of September 30, 2016, we held 0.3 million Israeli new Shekels and 21.8 million Israeli new Shekels in cash and restricted cash, respectively. In addition, as of September 30, 2016, we had bonds outstanding and the related interest payable in the amounts of 970.2 million Israeli new Shekels and 3.4 million Israeli new Shekels, respectively. Foreign currency exchange rate risk is the possibility that our financial results could be better or worse than planned because of changes in foreign currency exchange rates. Based solely on the remeasurement for the nine months ended September 30, 2016, if foreign currency exchange rates were to increase or decrease by 10%, our net income would increase or decrease by approximately $23.0 million and $28.1 million for the same period, respectively. The foreign currency transaction income or loss as a result of the change in foreign currency exchange rates does not take into account any gains or losses on our foreign currency collars as a result of such change, which would reduce our foreign currency exposure.
We borrow funds at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of September 30, 2016, the fair value of our KBS SOR (BVI) Holdings, Ltd. Series A Debentures was $250.2 million and the outstanding principal balance was $259.0 million. As of September 30, 2016, excluding the KBS SOR (BVI) Holdings, Ltd. Series A Debentures, the fair value of our fixed rate debt was $34.4 million and the outstanding principal balance of our fixed rate debt was $31.6 million. The fair value estimate of our KBS SOR (BVI) Holdings, Ltd. Series A Debentures was calculated using the quoted bond price as of September 30, 2016 on the Tel Aviv Stock Exchange of 96.62 Israeli new Shekels. The fair value estimate of our fixed rate debt was calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of September 30, 2016. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting changes in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on variable rate debt and loans receivable would change our future earnings and cash flows, but would not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. As of September 30, 2016, we were exposed to market risks related to fluctuations in interest rates on $657.4 million of variable rate debt outstanding. Based on interest rates as of September 30, 2016, if interest rates were 100 basis points higher during the 12 months ending September 30, 2017, interest expense on our variable rate debt would increase by $6.6 million. As of September 30, 2016, one-month LIBOR was 0.53111% and if the LIBOR index was reduced to 0% during the 12 months ending September 30, 2017, interest expense on our variable rate debt would decrease by $3.4 million.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 3. Quantitative and Qualitative Disclosures about Market Risk (continued)

The weighted-average interest rates of our fixed rate debt and variable rate debt as of September 30, 2016 were 4.3% and 2.7%, respectively. The annual effective interest rate represents the effective interest rate as of September 30, 2016, using the interest method that we use to recognize interest income on our real estate loan receivable.
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

•
During 2016, we may not redeem more than $3.0 million of shares in a given quarter (excluding shares redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence”). To the extent that we redeem less than $3.0 million of shares (excluding shares redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence”) in a given fiscal quarter, any remaining excess capacity to redeem shares in such fiscal quarter will be added to our capacity to otherwise redeem shares (excluding shares redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence”) during the succeeding fiscal quarter. We may increase or decrease this limit upon ten business days' notice to stockholders. Our board of directors may approve an increase in this limit to the extent that we have received proceeds from asset sales or the refinancing of debt or for any other reason deemed appropriate by the board of directors. On September 15, 2016, our board of directors approved an additional $25.0 million of funds available for the redemption of shares for the third quarter of 2016. Any excess capacity to redeem shares during the third quarter of 2016 will be added to our capacity to otherwise redeem shares during subsequent periods.

Upon a transfer of shares any pending redemption requests with respect to such transferred shares will be canceled as of the date we accept the transfer.  Stockholders wishing to continue to have a redemption request related to any transferred shares considered by us must resubmit their redemption request.
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

PART II. OTHER INFORMATION (CONTINUED)
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (continued)

During the nine months ended September 30, 2016, we fulfilled redemption requests and redeemed shares pursuant to the share redemption program as follows:

Month	Total Number of Shares Redeemed	Average Price Paid Per Share (1)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2016	2,722	$13.44	(2)
February 2016	500	$13.44	(2)
March 2016	252,839	$13.32	(2)
April 2016	10,475	$13.44	(2)
May 2016	10,012	$13.44	(2)
June 2016	248,137	$13.35	(2)
July 2016	—	$—	(2)
August 2016	15,566	$13.44	(2)
September 2016	1,813,892	$13.37	(2)
Total	2,354,143
_____________________
(1) On December 8, 2015, our board of directors adopted an eighth amended and restated share redemption program (the “Eighth Amended Share Redemption Program”). Pursuant to the Eighth Amended Share Redemption Program, except for redemptions made upon a stockholder’s death, “qualifying disability” or “determination of incompetence,” the prices at which we will redeem shares are as follows: (i) 97.5% of our most recent estimated value per share as of the applicable redemption date for those shares held for at least one year but less than four years; and (ii) 100% of the Company’s most recent estimated value per share as of the applicable redemption date for those shares held for at least four years. The Eighth Amended Share Redemption Program limits redemptions to $3.0 million of shares in a given quarter (excluding shares redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence”). However, on September 15, 2016, our board of directors approved an additional $25 million of funds available for the redemption of shares for the third quarter of 2016 and subsequent periods to the extent that we redeemed less than the number of shares that we could purchase in the third quarter of 2016. The Eighth Amended Share Redemption Program was effective on January 9, 2016.
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
(2) We limit the dollar value of shares that may be redeemed under the program as described above. During the nine months ended September 30, 2016, we redeemed $31.5 million of common stock, which represented all redemption requests received in good order and eligible for redemption through the September 2016 redemption date. Based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during 2015 and additional funds made available by our board of directors, we have $7.1 million available for redemptions during the remainder of 2016, subject to the limitations described above.
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

4.2	Fifth Amended and Restated Dividend Reinvestment Plan, incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed May 14, 2015

10.1	Advisory Agreement, by and between the Company and KBS Capital Advisors LLC, dated October 8, 2016.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Eighth Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed December 10, 2015

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS STRATEGIC OPPORTUNITY REIT, INC.

Date:	November 10, 2016	By:	/S/ KEITH D. HALL
Keith D. Hall
Chief Executive Officer and Director
(principal executive officer)

Date:	November 10, 2016	By:	/S/ JEFFREY K. WALDVOGEL
Jeffrey K. Waldvogel
Chief Financial Officer, Treasurer and Secretary
(principal financial officer)