Form 10-K
period 2016-12-31
KBS Strategic Opportunity REIT, Inc.
filed 2017-03-10
CIK 1452936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-K
______________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐  No  ☒
There is no established market for the Registrant’s shares of common stock. On December 8, 2016, the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $14.81 based on the estimated value of the Registrant’s assets less the estimated value of the Registrant’s liabilities divided by the number of shares outstanding, as of September 30, 2016. For a full description of the methodologies used to value the Registrant’s assets and liabilities in connection with the calculation the estimated value per share as of December 8, 2016, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.” There were approximately 58,304,634 shares of common stock held by non-affiliates as of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter.
As of March 6, 2017, there were 56,738,435 outstanding shares of common stock of the Registrant.
Documents Incorporated by Reference:
Portions of Part III of this report are incorporated by reference to the registrant’s definitive proxy statement for the 2017 annual meeting of its shareholders or will be provided in an amendment filed on Form 10-K/A.

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

•
We pay substantial fees to and expenses of our advisor and its affiliates. These payments increase the risk that our stockholders will not earn a profit on their investment in us and increase our stockholders’ risk of loss.

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
Overview
KBS Strategic Opportunity REIT, Inc. was formed on October 8, 2008 as a Maryland corporation and elected to be taxed as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2010 and intends to operate in such manner. As used herein, the terms “we,” “our” and “us” refer to KBS Strategic Opportunity REIT, Inc. and as required by context, KBS Strategic Opportunity Limited Partnership, a Delaware limited partnership formed on December 10, 2008 (the “Operating Partnership”), and its subsidiaries. We conduct our business primarily through our Operating Partnership, of which we are the sole general partner. Subject to certain restrictions and limitations, our business is managed by KBS Capital Advisors LLC (“KBS Capital Advisors”), our external advisor, pursuant to an advisory agreement. Our advisor conducts our operations and manages our portfolio of real estate-related investments. Our advisor owns 20,000 shares of our common stock. We have no paid employees.
On January 8, 2009, we filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a minimum of 250,000 shares and a maximum of 140,000,000 shares of common stock for sale to the public, of which 100,000,000 shares were registered in our primary offering and 40,000,000 shares were registered under our dividend reinvestment plan. The SEC declared our registration statement effective on November 20, 2009. We ceased offering shares of common stock in our primary offering on November 14, 2012. We sold 56,584,976 shares of common stock in the primary offering for gross offering proceeds of $561.7 million. We continue to offer shares of common stock under the dividend reinvestment plan. As of December 31, 2016, we had sold 6,035,170 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $65.4 million. Also as of December 31, 2016, we had redeemed 6,140,622 of the shares sold in our offering for $77.0 million. Additionally, on December 29, 2011 and October 23, 2012, we issued 220,994 shares and 55,249 shares of common stock, respectively, for $2.0 million and $0.5 million, respectively, in private transactions exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.
On March 2, 2016, KBS Strategic Opportunity (BVI) Holdings, Ltd. (“KBS Strategic Opportunity BVI”), our wholly owned subsidiary, filed a final prospectus with the Israel Securities Authority for a proposed offering of up to 1,000,000,000 Israeli new Shekels of Series A debentures (the “Debentures”) at an annual interest rate not to exceed 4.25%. On March 1, 2016, KBS Strategic Opportunity BVI commenced the institutional tender of the Debentures and accepted application for 842.5 million Israeli new Shekels. On March 7, 2016, KBS Strategic Opportunity BVI commenced the public tender of the Debentures and accepted 127.7 million Israeli new Shekels. In the aggregate, KBS Strategic Opportunity BVI accepted 970.2 million Israeli new Shekels (approximately $249.2 million as of March 8, 2016) in both the institutional and public tenders at an annual interest rate of 4.25%. KBS Strategic Opportunity BVI issued the Debentures on March 8, 2016. The terms of the Debentures require principal installment payments equal to 20% of the face value of the Debentures on March 1st of each year from 2019 to 2023.
As of December 31, 2016, we owned 11 office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 25 acres of undeveloped land, one office portfolio consisting of three office properties, one office/flex/industrial portfolio consisting of 21 buildings, one retail property, two apartment properties, two investments in undeveloped land encompassing an aggregate of 1,670 acres, two investments in unconsolidated joint ventures and an investment in real estate debt securities.
Objectives and Strategies
Our primary investment objectives are:

•	to provide our stockholders with attractive and stable returns; and

•	to preserve and return our stockholders’ capital contributions.
We have sought to achieve these objectives by investing in and managing a portfolio of real estate-related loans, opportunistic real estate, real estate-related debt securities and other real estate-related investments. We acquired our investments through a combination of equity raised in our initial public offering, debt financing and proceeds from the Debentures offering. We plan to lease-up and stabilize existing assets. We plan to explore value-add opportunities for existing assets and seek to realize growth in the value of our investments by timing asset sales to maximize their value. We also intend to actively pursue additional lending and investment opportunities that we believe will provide an attractive risk-adjusted return to our stockholders.

Real Estate Investments
As of December 31, 2016, we owned 11 office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 25 acres of undeveloped land, one office portfolio consisting of three office properties, one office/flex/industrial portfolio consisting of 21 buildings and one retail property encompassing, in the aggregate, approximately 5.5 million rentable square feet. As of December 31, 2016, these properties were 86% occupied. In addition, we owned two apartment properties, containing 383 units and encompassing approximately 0.3 million rentable square feet, which were 92% occupied. We also owned two investments in undeveloped land encompassing an aggregate of 1,670 acres. In addition, we owned two investments in unconsolidated joint ventures.
We have attempted to diversify our tenant base in order to limit exposure to any one tenant or industry. As of December 31, 2016, we had no tenants that represented more than 10% of our total annualized base rent and our top ten tenants represented approximately 13% of our total annualized base rent. The total cost of our real estate portfolio as of December 31, 2016 was $1,227.2 million. For more information about our real estate investments, see Part I, Item 2 of this Annual Report on Form 10-K.
Real Estate-Related Investments
As of December 31, 2016, we owned an investment in real estate debt securities with a total book value of $4.7 million. These real estate debt securities had an annual effective interest rate of 13.1% as of December 31, 2016.
Financing Objectives
We have financed the majority of our real estate and real estate-related investments with a combination of the proceeds we received from our initial public offering and debt. We used debt financing to increase the amount available for investment and to potentially increase overall investment yields to us and our stockholders. As of December 31, 2016, the weighted‑average interest rate on our debt was 3.3%.
We borrow funds at both fixed and variable rates; as of December 31, 2016, we had $283.3 million and $679.7 million of fixed and variable rate debt outstanding, respectively. The weighted-average interest rates of our fixed rate debt and variable rate debt as of December 31, 2016 were 4.3% and 2.9%, respectively. The weighted-average interest rate represents the actual interest rate in effect as of December 31, 2016, using interest rate indices as of December 31, 2016, where applicable. As of December 31, 2016, we had entered into an interest rate cap with a notional amount of $115.5 million that effectively limits one-month LIBOR at 3.0% effective October 14, 2016 through October 14, 2018.
In March 2016, we, through a wholly-owned subsidiary, issued 970.2 million Israeli new Shekels (approximately $250.0 million) in 4.25% bonds to investors in Israel pursuant to a public offering registered in Israel. The bonds have a seven year term, with 20% of the principal payable each year from 2019 to 2023. We have used a portion of the proceeds from the issuance of these bonds to make additional investments.
We have tried to spread the maturity dates of our debt to minimize maturity and refinance risk in our portfolio. In addition, a majority of our debt allows us to extend the maturity dates, subject to certain conditions. Although we believe we will satisfy the conditions to extend the maturity of our debt obligations, we can give no assurance in this regard. The following table shows the current and fully extended maturities, including principal amortization payments, of our debt as of December 31, 2016 (in thousands):

	Current Maturity	Extended Maturity
2017	$402,153	$7,020
2018	196,253	250,343
2019	52,251	307,794
2020	132,876	52,286
2021	51,241	217,331
Thereafter	128,156	128,156
	$962,930	$962,930
There is no limitation on the amount we may borrow for any single investment. Our charter limits our total liabilities to 75% of the cost of our tangible assets; however, we may exceed that limit if a majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our common stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of December 31, 2016, our borrowings and other liabilities were approximately 71% of the cost (before depreciation and other noncash reserves) and book value (before depreciation) of our tangible assets.

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
Disposition Policies
The period that we will hold our investments will vary depending on the type of asset, interest rates and other factors. Our advisor has developed a well-defined exit strategy for each investment we have made. KBS Capital Advisors will continually perform a hold-sell analysis on each asset in order to determine the optimal time to hold the asset and generate a strong return for our stockholders. Economic and market conditions may influence us to hold our investments for different periods of time. We may sell an asset before the end of the expected holding period if we believe that market conditions have maximized its value to us or the sale of the asset would otherwise be in the best interests of our stockholders. During the year ended December 31, 2016, we did not have any dispositions and no properties were classified as held for sale as of December 31, 2016.
Market Outlook - Real Estate and Real Estate Finance Markets
The following discussion is based on management’s beliefs, observations and expectations with respect to the real estate and real estate finance markets.
Conditions in the global capital markets remain volatile as of the first quarter of 2017. Current economic data and financial market developments suggest that the global economy is improving, although at a slow and uneven pace. European economic growth has recently picked up, whereas the U.K. and China remain areas of concern. Against this backdrop, the central banks of the world’s major industrialized economies are beginning to back away from their strong monetary accommodation. Quantitative easing in Japan and Europe is slowing, but the liquidity generated from these programs continues to impact the global capital markets.
At a duration of 91 months (as of year-end 2016), the current business cycle, which commenced in June 2009, is the fourth longest in U.S. history, including the post-World War II cycle, which lasted 58 months. In December 2016, the U.S. Federal Reserve (the “FED”) increased interest rates for the second time since the 2008-2009 financial crisis. Expectations are for the rate increases to continue in the wake of ongoing economic growth and some acceleration in inflationary pressures, with the goal of the FED to normalize the level of interest rates. Little in the U.S. macroeconomic data suggests that the economy is growing too rapidly, the primary symptom of trouble ahead for a business cycle. Real gross domestic product ("GDP") growth has averaged approximately 2% per year over the past two years, and job growth has averaged about 1.7%. Personal income growth has started to pick up and unemployment statistics indicate that labor force conditions are finally showing real improvements.
The U.S. commercial real estate market continues to benefit from inflows of foreign capital, particularly from China. With a backdrop of global political conflict, and stabilizing international economic conditions, the U.S. dollar has remained a safe haven currency. The volume of available capital that is seeking “core” properties has helped to push the pricing of some assets past prior peaks, making some markets look expensive. Reduced leverage ratios have shifted more risk toward the equity investor. Traditional sources of capital are favoring a “risk-off” approach, where investors’ appetite for risk falls, when valuing investments. Investors acquiring properties are extremely selective, with cap rate compression having spread into secondary markets over the last two years. Commercial real estate returns are increasingly being driven by property income (yield), as opposed to price appreciation through cap rate compression.
Lenders with long memories remain disciplined in their underwriting of investments. For balance sheet lenders, such as banks and insurance companies, underwriting standards for commercial real estate have been tightened. This has resulted in lower loan-to-value and higher debt coverage ratios. CMBS originations also have been limited as lenders are attempting to adjust to new securitization rules which require issuers to maintain an ongoing equity stake in pooled transactions. These trends have led to increased uncertainty in the level and cost of debt for commercial properties, and in turn has injected some volatility into commercial real estate markets.
A major factor contributing to the strength of the real estate cycle is the difficulty of securing construction financing. Lack of construction financing is effectively keeping an oversupply of commercial real estate, which is typical late in a real estate cycle, from emerging. Bank regulators and new risk-based capital guidelines have enforced discipline in lending, which has helped reduce new construction.

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
Our charter does not require our directors to seek stockholder approval to liquidate our assets by a specified date, nor does our charter require our directors to list our shares for trading on a national securities exchange by a specified date. There is no public market for our shares and we currently have no plans to list our shares on a national securities exchange. Until our shares are listed, if ever, our stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase standards. In addition, our charter prohibits the ownership of more than 9.8% of our stock, unless exempted by our board of directors, which may inhibit large investors from purchasing our shares. In its sole discretion, our board of directors could amend, suspend or terminate our share redemption program upon 10 business days’ notice. Further, the share redemption program includes numerous restrictions that would limit a stockholder’s ability to sell his or her shares. Therefore, it will be difficult for our stockholders to sell their shares promptly or at all. It is also likely that our shares would not be accepted as the primary collateral for a loan. Because of the illiquid nature of our shares, our stockholders should purchase shares in our dividend reinvestment plan only as a long-term investment and be prepared to hold them for an indefinite period of time.
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
At any one time, a significant portion of our investments could be in one property class. As a result, we will be subject to risks inherent in investments in a single type of property. If our investments are substantially in one property class, then the potential effects on our revenues, and as a result, on cash available for distribution to our stockholders, resulting from a downturn in the businesses conducted in those types of properties could be more pronounced than if we had more fully diversified our investments. As of December 31, 2016, our investments in office properties, including our office unconsolidated joint venture, represented 78.2% of our total assets.

Because of the concentration of a significant portion of our assets in three geographic areas, any adverse economic, real estate or business conditions in these areas could affect our operating results and our ability to make distributions to our stockholders.
As of December 31, 2016, our real estate investments in Washington, California and Texas represented 31.5%, 15.5% and 15.3% of our total assets, respectively. As a result, the geographic concentration of our portfolio makes it particularly susceptible to adverse economic developments in the Washington, California and Texas real estate markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect our operating results and our ability to make distributions to stockholders.
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
Conditions in the global capital markets remain volatile as of the first quarter of 2017. Current economic data and financial market developments suggest that the global economy is improving, although at a slow and uneven pace. European economic growth has recently picked up, whereas the U.K. and China remain areas of concern. Against this backdrop, the central banks of the world’s major industrialized economies are beginning to back away from their strong monetary accommodation. Quantitative easing in Japan and Europe is slowing, but the liquidity generated from these programs continues to impact the global capital markets.
At a duration of 91 months (as of year-end 2016), the current business cycle, which commenced in June 2009, is the fourth longest in U.S. history, including the post-World War II cycle, which lasted 58 months. In December 2016, the FED increased interest rates for the second time since the 2008-2009 financial crisis. Expectations are for the rate increases to continue in the wake of ongoing economic growth and some acceleration in inflationary pressures, with the goal of the FED to normalize the level of interest rates. Little in the U.S. macroeconomic data suggests that the economy is growing too rapidly, the primary symptom of trouble ahead for a business cycle. Real GDP growth has averaged approximately 2% per year over the past two years, and job growth has averaged about 1.7%. Personal income growth has started to pick up and unemployment statistics indicate that labor force conditions are finally showing real improvements.
The U.S. commercial real estate market continues to benefit from inflows of foreign capital, particularly from China. With a backdrop of global political conflict, and stabilizing international economic conditions, the U.S. dollar has remained a safe haven currency. The volume of available capital that is seeking “core” properties has helped to push the pricing of some assets past prior peaks, making some markets look expensive. Reduced leverage ratios have shifted more risk toward the equity investor. Traditional sources of capital are favoring a “risk-off” approach, where investors’ appetite for risk falls, when valuing investments. Investors acquiring properties are extremely selective, with cap rate compression having spread into secondary markets over the last two years. Commercial real estate returns are increasingly being driven by property income (yield), as opposed to price appreciation through cap rate compression.
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

Disruptions in the financial markets and continued uncertain economic conditions could adversely affect the values of our investments. Lending activity has increased; however, it remains uncertain whether the capital markets can sustain the current transaction levels. Any disruption to the debt and capital markets could result in fewer buyers seeking to acquire commercial properties and possible increases in capitalization rates and lower property values. Furthermore, declining economic conditions could negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our real estate portfolio and in the collateral securing our loan investments, which could have the following negative effects on us:

•	the values of our investments in commercial properties could decrease below the amounts paid for such investments;

•	the value of collateral securing any loan investments we may make could decrease below the outstanding principal amount of such loans; and/or

•	revenues from our properties could decrease due to fewer tenants and/or lower rental rates, making it more difficult for us to pay distributions or meet our debt service obligations on debt financing.
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
In addition, to the extent distributions exceed cash flow from operations and gains from asset sales, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain. There is no limit on the amount of distributions we may fund from sources other than from cash flows from operations or gains from asset sales. For the year ended December 31, 2016, we paid aggregate distributions of $21.8 million (of which $12.6 million was reinvested through our dividend reinvestment plan). Our net loss attributable to stockholders for the year ended December 31, 2016 was $28.9 million. For the year ended December 31, 2016, we funded 100% of total distributions paid, which includes cash distributions and dividends reinvested by stockholders, with current cash provided by operations and prior period cash provided by operations. Through December 31, 2016, we funded 18% of total distributions paid, which includes cash distributions and dividends reinvested by stockholders, with proceeds from debt financing, funded 13% of total distributions paid with the gains realized from the dispositions of properties and funded 69% of total distributions paid with cash provided by operations. Our cumulative distributions and net loss attributable to common stockholders from inception through December 31, 2016 were $104.8 million and $57.5 million, respectively.
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

•
public offerings of equity by us, which may entitle KBS Capital Markets Group to dealer-manager fees and may entitle KBS Capital Advisors to increased acquisition and origination fees and asset management fees;

•	sales of investments, which may entitle KBS Capital Advisors to disposition fees and possible subordinated incentive fees;

•
acquisitions of investments and originations of loans, which may entitle KBS Capital Advisors to acquisition and origination fees and asset management fees and, in the case of acquisitions of investments from other KBS-sponsored programs, might entitle affiliates of KBS Capital Advisors to disposition fees and possible subordinated incentive fees in connection with its services for the seller;

•	borrowings to acquire investments and to originate loans, which borrowings may increase the acquisition and origination fees and asset management fees payable to KBS Capital Advisors;

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
The fees our advisor may receive in connection with the acquisition, origination or management of assets are based on the cost of the investment, and not based on the quality of the investment or the quality of the services rendered to us. This may influence our advisor to recommend riskier transactions to us.
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
We rely on key real estate and debt finance professionals at KBS Capital Advisors, including Peter M. Bren, Keith D. Hall, Peter McMillan III and Charles J. Schreiber, Jr., to identify suitable investment opportunities for us. KBS REIT I, KBS REIT II, KBS Legacy Partners Apartment REIT, KBS REIT III, KBS Strategic Opportunity REIT II and KBS Growth & Income REIT are also advised by KBS Capital Advisors and rely on many of the same real estate and debt finance professionals as will future KBS-sponsored programs advised by our advisor. Messrs. Bren and Schreiber and several of the other key real estate professionals at KBS Capital Advisors are also the key real estate professionals at KBS Realty Advisors and its affiliates, the advisors to the private KBS-sponsored programs and the investment advisors to KBS-advised investors. As such, we and the other KBS-sponsored programs that currently have funds available for investment and KBS-advised investors rely on many of the same real estate and debt finance professionals, as will future KBS-sponsored programs and KBS-advised investors. Many investment opportunities that are suitable for us may also be suitable for other KBS-sponsored programs and KBS-advised investors. When these real estate and debt finance professionals direct an investment opportunity to any KBS-sponsored program or KBS-advised investor they, in their sole discretion, will offer the opportunity to the program or investor for which the investment opportunity is most suitable based on the investment objectives, portfolio and criteria of each program or investor. Our current acquisition stage will overlap to some extent with the acquisition stages of KBS REIT III, KBS Strategic Opportunity REIT II and KBS Growth & Income REIT, six private KBS-sponsored programs and possibly future KBS-sponsored programs and KBS-advised investors.
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
Under the relevant provisions of Section 3(a)(1) of the Investment Company Act, an investment company is any issuer that:

•
pursuant to section 3(a)(1)(A), is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities (the “primarily engaged test”); or

•
pursuant to section 3(a)(1)(C), is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of such issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis (the “40% test”). “Investment securities” excludes U.S. government securities and securities of majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) (relating to private investment companies).

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
Our share redemption program includes numerous restrictions that limit our stockholders’ ability to sell their shares. Our stockholders must hold their shares for at least one year in order to participate in the share redemption program, except for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence.” We limit the number of shares redeemed pursuant to the share redemption program as follows: (i) during any calendar year, we may redeem no more than 5% of the weighted-average number of shares outstanding during the prior calendar year and (ii) during each calendar year, redemptions will be limited to the amount of net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year and the last $1.0 million of such net proceeds shall be reserved exclusively for shares redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence” (except that we may increase or decrease this funding limit by providing ten business days’ notice to our stockholders). We may not redeem more than $3.0 million of shares in a given quarter (excluding shares redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence”).  To the extent that we redeem less than $3.0 million of shares (excluding shares redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence”) in a given fiscal quarter, any remaining excess capacity to redeem shares in such fiscal quarter will be added to our capacity to otherwise redeem shares (excluding shares redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence”) during succeeding fiscal quarters.  We may increase or decrease this limit upon ten business days’ notice to stockholders. Further, we have no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. These limits may prevent us from accommodating all redemption requests made in any year. Our board is free to amend, suspend or terminate the share redemption program upon 10 business days’ notice.
The price at which we will redeem shares under the program is 95% of our most recent estimated value per share.
The most recent estimated value per share of our common stock is $14.81. For a full description of the methodologies and assumptions used to value our assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.” The value of our shares will fluctuate over time in response to developments related to individual assets in our portfolio and the management of those assets and in response to the real estate and finance markets. As such, the estimated value per share does not take into account developments in our portfolio since December 8, 2016. We currently expect to utilize our advisor and/or an independent valuation firm to update our estimated value per share in December 2017. Upon updating our estimated value per share, the redemption price per share will also change. Because of the restrictions of our share redemption program, our stockholders may not be able to sell their shares under the program, and if stockholders are able to sell their shares, depending upon the then current redemption price, they may not recover the amount of their investment in us.

The estimated value per share of our common stock may not reflect the value that stockholders will receive for their investment.
On December 8, 2016, our board of directors approved an estimated value per share of our common stock of $14.81 based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding as of September 30, 2016. All of our assets and liabilities were valued as of September 30, 2016. We provided this estimated value per share to assist broker-dealers that participated in our initial public offering in meeting their customer account statement reporting obligations under National Association of Securities Dealers Conduct Rule 2340, as required by the Financial Industry Regulatory Authority (“FINRA”). The valuation was performed in accordance with the provisions of and also to comply with Practice Guideline 2013-01, Valuations of Publicly Registered, Non-Listed REITs issued by the Investment Program Association (“IPA”) in April 2013. The estimated value per share was based upon the recommendation and valuation prepared by our advisor.
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
For a full description of the methodologies and assumptions used to value our assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Market Information.” We currently expect to utilize our advisor and/or an independent valuation firm to update the estimated value per share in December 2017.
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
KBS Capital Advisors and its affiliates perform services for us in connection with the selection, acquisition, origination, management, and administration of our investments. We pay them substantial fees for these services, which results in immediate dilution to the value of our stockholders’ investment and reduces the amount of cash available for investment or distribution to stockholders. Compensation to be paid to our advisor may be increased subject to approval by our conflicts committee and the other limitations in our charter, which would further dilute our stockholders’ investment and reduce the amount of cash available for investment or distribution to stockholders.
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
We have invested in and will continue to invest in a diverse portfolio of opportunistic real estate, real estate-related loans, real estate-related debt securities and other real estate-related investments. Each of these investments will be subject to the risks typically associated with real estate. Any loans that we may hold for investment will generally be directly or indirectly secured by a lien on real property (or the equity interests in an entity that owns real property) that, upon the occurrence of a default on the loan, could result in our acquiring ownership of the property. We will not know whether the values of the properties ultimately securing such loans will remain at the levels existing on the dates of origination or acquisition of those loans. If the values of the underlying properties drop, our risk will increase because of the lower value of the security associated with such loans. In this manner, real estate values could impact the values of our loan investments. Our potential investments in residential and commercial mortgage-backed securities, collateralized debt obligations and other real estate-related investments may be similarly affected by real estate property values. The value of real estate may be adversely affected by a number of risks, including:

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
Hedging against interest rate and foreign currency exposure may adversely affect our earnings, limit our gains or result in losses, which could adversely affect cash available for distribution to our stockholders.
We have entered into, and may continue to enter into, interest rate swap agreements and other interest rate and foreign currency hedging strategies. Our hedging activity will vary in scope based on the level of interest rates, the type of portfolio investments held, the foreign currency held and other changing market conditions. Interest rate and foreign currency hedging may fail to protect or could adversely affect us because, among other things:

•	interest rate and foreign currency hedging can be expensive, particularly during periods of rising and volatile interest rates or exchange rates, as applicable;

•	available interest rate and foreign currency hedging products may not correspond directly with the risk for which protection is sought;

•	the duration of the hedge may not match the duration of the related liability or asset;

•	the amount of income that a REIT may earn from hedging transactions to offset losses due to fluctuations in interest rates is limited by federal tax provisions governing REITs;

•	the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction;

•	the party owing money in the hedging transaction may default on its obligation to pay; and

•	we may purchase a hedge that turns out not to be necessary, i.e., a hedge that is out of the money.
Any hedging activity we engage in may adversely affect our earnings, which could adversely affect cash available for distribution to our stockholders. Therefore, while we may enter into such transactions to seek to reduce interest rate and foreign currency risks, unanticipated changes in interest rates or exchange rates, as applicable, may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged or liabilities being hedged may vary materially. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the interest rate risk or exchange rate risk sought to be hedged. Any such imperfect correlation may prevent us from achieving the intended accounting treatment and may expose us to risk of loss.
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
From time to time, we may acquire unimproved real property or properties that are under development or construction. Investments in such properties will be subject to the uncertainties associated with the development and construction of real property, including those related to re-zoning land for development, environmental concerns of governmental entities and/or community groups and our builders’ ability to build in conformity with plans, specifications, budgeted costs and timetables. If a builder fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance. A builder’s performance may also be affected or delayed by conditions beyond the builder’s control. Delays in completing construction could also give tenants the right to terminate preconstruction leases. We may incur additional risks when we make periodic progress payments or other advances to builders before they complete construction. These and other factors can result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. We also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a purchase price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and the return on our investment could suffer.
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
Our charter limits our total liabilities to 75% of the cost (before deducting depreciation or other noncash reserves) of our tangible assets; however, we may exceed that limit if the majority of the conflicts committee of our board of directors approves each borrowing in excess of our charter limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of December 31, 2016, our borrowings and other liabilities were approximately 71% of the cost (before depreciation and other noncash reserves) and book value (before depreciation) of our tangible assets, respectively. High debt levels would cause us to incur higher interest charges and higher debt service payments and may also be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of our stockholders’ investment.
The change in the value of Israeli currency may materially and adversely affect our results of operations and financial condition.
In March 2016, we issued 970.2 million Israeli new Shekels (approximately $249.2 million as of March 8, 2016) in 4.25% bonds to Israeli investors through a public offering, which bonds are denominated in Israeli new Shekels. As a result, we are subject to foreign currency risk due to potential fluctuations in exchange rates between Israeli new Shekels and U.S. dollars. More specifically, a significant change in the value of the Israeli new Shekels may have an adverse effect on our results of operations and financial condition. We have attempted to mitigate this foreign currency risk by using derivative contracts. However, there can be no assurance that those attempts to mitigate foreign currency risk will ultimately be successful.

The deed of trust that governs the bonds issued to Israeli investors includes restrictive covenants that may adversely affect our operations, which could limit our ability to make distributions to our stockholders.
The deed of trust that governs the terms of the bonds issued to Israeli investors contains various restrictive covenants. Such restrictive covenants may prohibit us from making certain investments, selling properties or taking certain other actions that our board of directors otherwise believes to be in our best interests. Such restrictions may adversely affect our operations and limit our ability to make distributions to our stockholders. For example, we may not make investments through the BVI outside the U.S. and are restricted in our land and development investments made through the BVI. In addition, the BVI must maintain at least $475 million in consolidated equity and, except as necessary for us to maintain our qualification as a REIT, may not make distributions to us that would cause the consolidated equity capital of the BVI to drop below $600 million. In addition, certain significant transactions involving the BVI and our company, another KBS-sponsored company, or a KBS affiliate, or a sale of 60% of BVI assets, may require the consent of the bondholders. Finally, for as long as the debentures are outstanding, we may not conduct our investment strategy through an entity other than the BVI without the consent of the noteholders (unless those investments would be prohibited by the deed of trust, in which case we must conduct them outside of the BVI). A violation of any of the foregoing could constitute an event of default, result in an increase of the interest rate of the bonds in up to 1% (as of December 31, 2016 the interest rate was 4.25%) and cause the bonds to become immediately due and payable.
Federal Income Tax Risks
Our failure to continue to qualify as a REIT would subject us to federal income tax and reduce cash available for distribution to you.
We elected to be taxed as a REIT under the Internal Revenue Code commencing with our taxable year ended December 31, 2010. We intend to continue to operate in a manner so as to continue to qualify as a REIT for federal income tax purposes. Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which only a limited number of judicial and administrative interpretations exist. Even an inadvertent or technical mistake could jeopardize our REIT status. Our continued qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. Moreover, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to continue to qualify as a REIT. If we fail to continue to qualify as a REIT in any taxable year, we would be subject to federal and applicable state and local income tax on our taxable income at corporate rates, in which case we might be required to borrow or liquidate some investments in order to pay the applicable tax. Losing our REIT status would reduce our net income available for investment or distribution to you because of the additional tax liability. In addition, distributions to you would no longer qualify for the dividends-paid deduction and we would no longer be required to make distributions. Furthermore, if we fail to qualify as a REIT in any taxable year for which we have elected to be taxed as a REIT, we would generally be unable to elect REIT status for the four taxable years following the year in which our REIT status is lost.
Complying with REIT requirements may force us to borrow funds to make distributions to you or otherwise depend on external sources of capital to fund such distributions.
To continue to qualify as a REIT, we are required to distribute annually at least 90% of our taxable income, subject to certain adjustments, to our stockholders. To the extent that we satisfy the distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we may elect to retain and pay income tax on our net long-term capital gain. In that case, if we so elect, a stockholder would be taxed on its proportionate share of our undistributed long-term gain and would receive a credit or refund for its proportionate share of the tax we paid. A stockholder, including a tax-exempt or foreign stockholder, would have to file a federal income tax return to claim that credit or refund. Furthermore, we will be subject to a 4% nondeductible excise tax if the actual amount that we distribute to our stockholders in a calendar year is less than a minimum amount specified under federal tax laws.
From time-to-time, we may generate taxable income greater than our net income (loss) for U.S. GAAP. In addition, our taxable income may be greater than our cash flow available for distribution to you as a result of, among other things, investments in assets that generate taxable income in advance of the corresponding cash flow from the assets (for instance, if a borrower defers the payment of interest in cash pursuant to a contractual right or otherwise).
If we do not have other funds available in the situations described in the preceding paragraphs, we could be required to borrow funds on unfavorable terms, sell investments at disadvantageous prices or find another alternative source of funds to make distributions sufficient to enable us to distribute enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity.

Because of the distribution requirement, it is unlikely that we will be able to fund all future capital needs, including capital needs in connection with investments, from cash retained from operations. As a result, to fund future capital needs, we likely will have to rely on third-party sources of capital, including both debt and equity financing, which may or may not be available on favorable terms or at all. Our access to third-party sources of capital will depend upon a number of factors, including our current and potential future earnings and cash distributions.
We could fail to continue to qualify as a REIT if the IRS successfully challenges our treatment of our mezzanine loans and repurchase agreements.
We intend to continue to operate in a manner so as to continue to qualify as a REIT for federal income tax purposes. However, qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which only a limited number of judicial and administrative interpretations exist. If the IRS disagrees with the application of these provisions to our assets or transactions, including assets we have owned and past transactions, our REIT qualification could be jeopardized. For instance, IRS Revenue Procedure 2003-65 provides a safe harbor pursuant to which a mezzanine loan, if it meets each of the requirements contained therein, will be treated by the IRS as a real estate asset for purposes of the REIT asset tests and interest derived from it will be treated as qualifying mortgage interest for purposes of the 75% income test. Although Revenue Procedure 2003-65 provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. While mezzanine loans in which we may invest may not meet all of the requirements for reliance on this safe harbor, we expect that any of our investments in mezzanine loans will be made in a manner that we believe will enable us to continue to satisfy the REIT gross income and asset tests.
In addition, we may enter into sale and repurchase agreements under which we nominally sell certain of our mortgage assets to a counterparty and simultaneously enter into an agreement to repurchase the sold assets. We believe that we will be treated for federal income tax purposes as the owner of the mortgage assets that are the subject of any such sale and repurchase agreement notwithstanding that we transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could assert that we did not own the mortgage assets during the term of the sale and repurchase agreement, in which case our ability to continue to qualify as a REIT could be adversely affected.
Even if the IRS were to disagree with one or more of our interpretations and we were treated as having failed to satisfy one of the REIT qualification requirements, we could maintain our REIT qualification if our failure was excused under certain statutory “savings” provisions. However, there can be no guarantee that we would be entitled to benefit from those statutory savings provisions if we failed to satisfy one of the REIT qualification requirements, and even if we were entitled to benefit from those statutory savings provisions, we could be required to pay a penalty tax.
Despite our qualification for taxation as a REIT for federal income tax purposes, we may be subject to other tax liabilities that reduce our cash flow and our ability to make distributions to our stockholders.
Despite our qualification for taxation as a REIT for federal income tax purposes, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income or property. Any of these taxes would decrease cash available for distribution to our stockholders. For instance:

•
In order to continue to qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income to our stockholders (which is determined without regard to the dividends paid deduction or net capital gain for this purpose).

•	To the extent that we satisfy the distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on the undistributed income.

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

•
If we sell an asset, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of business and do not qualify for a safe harbor in the Internal Revenue Code, our gain would be subject to the 100% “prohibited transaction” tax.

•
Any domestic taxable REIT subsidiary, or TRS, of ours will be subject to federal corporate income tax on its income, and on any non-arm’s-length transactions between us and any TRS, for instance, excessive rents charged to a TRS could be subject to a 100% tax.

•	We may be subject to tax on income from certain activities conducted as a result of taking title to collateral.

•	We may be subject to state or local income, property and transfer taxes, such as mortgage recording taxes.

Complying with REIT requirements may cause us to forego otherwise attractive opportunities or liquidate otherwise attractive investments.
To continue to qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to stockholders and the ownership of our stock. As discussed above, we may be required to make distributions to you at disadvantageous times or when we do not have funds readily available for distribution. Additionally, we may be unable to pursue investments that would be otherwise attractive to us in order to satisfy the requirements for qualifying as a REIT.
We must also ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets, including certain mortgage loans and mortgage-backed securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets can consist of the securities of any one issuer (other than government securities and qualified real estate assets) and no more than 25% of the value of our gross assets (20% for tax years after 2017) may be represented by securities of one or more TRSs. Finally, for the taxable years after 2015, no more than 25% of our assets may consist of debt investments that are issued by “publicly offered REITs” and would not otherwise be treated as qualifying real estate assets. If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter to avoid losing our REIT status and suffering adverse tax consequences, unless certain relief provisions apply. As a result, compliance with the REIT requirements may hinder our ability to operate solely on the basis of profit maximization and may require us to liquidate investments from our portfolio, or refrain from making, otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to stockholders.
Our acquisition of debt or securities investments may cause us to recognize income for federal income tax purposes even though no cash payments have been received on the debt investments.
We may acquire debt or securities investments in the secondary market for less than their face amount. The amount of such discount will generally be treated as a “market discount” for federal income tax purposes. If these debt or securities investments provide for “payment-in-kind” interest, we may recognize “original issue discount,” or OID, for federal income tax purposes. Moreover, we may acquire distressed debt investments that are subsequently modified by agreement with the borrower. If the amendments to the outstanding debt constitute “significant modifications” under the applicable Treasury Regulations, the modified debt may be considered to have been reissued to us in a debt-for-debt exchange with the borrower. In that event, if the debt is considered to be “publicly traded” for federal income tax purposes, the modified debt in our hands may be considered to have been issued with OID to the extent the fair market value of the modified debt is less than the principal amount of the outstanding debt. In the event the debt is not considered to be “publicly traded” for federal income tax purposes, we may be required to recognize taxable income to the extent that the principal amount of the modified debt exceeds our cost of purchasing it. Also, certain loans that we originate and later modify and certain previously modified debt we acquire in the secondary market may be considered to have been issued with the OID at the time it was modified.
In general, we will be required to accrue OID on a debt instrument as taxable income in accordance with applicable federal income tax rules even though no cash payments may be received on such debt instrument on a current basis.
In the event a borrower with respect to a particular debt instrument encounters financial difficulty rendering it unable to pay stated interest as due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income. Similarly, we may be required to accrue interest income with respect to subordinate mortgage-backed securities at the stated rate regardless of when their corresponding cash payments are received.
In order to meet the REIT distribution requirements, it might be necessary for us to arrange for short-term, or possibly long-term borrowings, or to pay distributions in the form of our shares or other taxable in-kind distributions of property. We may need to borrow funds at times when the market conditions are unfavorable. Such borrowings could increase our costs and reduce the value of your investment. In the event in-kind distributions are made, your tax liabilities associated with an investment in our common stock for a given year may exceed the amount of cash we distribute to you during such year.
Complying with REIT requirements may limit our ability to hedge effectively.
The REIT provisions of the Internal Revenue Code may limit our ability to hedge our operations effectively. Our aggregate gross income from non-qualifying hedges, fees and certain other non-qualifying sources cannot exceed 5% of our annual gross income. As a result, we might have to limit our use of advantageous hedging techniques or implement those hedges through a TRS. Any hedging income earned by a TRS would be subject to federal, state and local income tax at regular corporate rates. This could increase the cost of our hedging activities or expose us to greater risks associated with interest rate or other changes than we would otherwise incur.

If the IRS were to successfully recast our Israeli bond offering as an equity issuance rather than a borrowing, our REIT qualification could be threatened.
We have structured our Israeli bond offering to be viewed for U.S. federal income tax purposes as a borrowing by us via disregarded entities. If the IRS were to successfully recast our Israeli bond offering as an equity issuance rather than a borrowing, our REIT qualification could be threatened.
Liquidation of assets may jeopardize our REIT qualification.
To continue to qualify as a REIT, we must comply with requirements regarding our assets and our sources of income. If we are compelled to liquidate our investments to satisfy our obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our qualification as a REIT, or we may be subject to a 100% prohibited transaction tax on any resulting gain if we sell assets that are treated as dealer property or inventory.
The prohibited transactions tax may limit our ability to engage in transactions, including disposition of assets and certain methods of securitizing loans, which would be treated as sales for federal income tax purposes.
A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of dealer property, other than foreclosure property, but including loans held primarily for sale to customers in the ordinary course of business. We might be subject to the prohibited transaction tax if we were to dispose of or securitize loans in a manner that is treated as a sale of the loans, for federal income tax purposes. In order to avoid the prohibited transactions tax, we may choose not to engage in certain sales of loans and may limit the structures we use for any securitization financing transactions, even though such sales or structures might otherwise be beneficial to us. Additionally, we may be subject to the prohibited transaction tax upon a disposition of real property. Although a safe-harbor exception to prohibited transaction treatment is available, we cannot assure you that we can comply with such safe harbor or that we will avoid owning property that may be characterized as held primarily for sale to customers in the ordinary course of our trade or business. Consequently, we may choose not to engage in certain sales of real property or may conduct such sales through a TRS.
It may be possible to reduce the impact of the prohibited transaction tax by conducting certain activities through a TRS. However, to the extent that we engage in such activities through a TRS, the income associated with such activities will be subject to a corporate income tax. In addition, the IRS may attempt to ignore or otherwise recast such activities in order to impose a prohibited transaction tax on us, and there can be no assurance that such recast will not be successful.
Specifically, in 2016, we contributed certain undeveloped land in Las Vegas to a TRS, which was structured as a taxable sale. We have taken the position that such sale is not a dealer sale and, thus, not a prohibited transaction. There can be no assurances that the IRS will agree with our characterization of the transactions and such sale may be subject to recast and a 100% tax on the gain may be imposed.
We also may not be able to use secured financing structures that would create taxable mortgage pools, other than in a TRS or through a subsidiary REIT.
We may recognize substantial amounts of REIT taxable income, which we would be required to distribute to you, in a year in which we are not profitable under U.S. GAAP principles or other economic measures.
We may recognize substantial amounts of REIT taxable income in years in which we are not profitable under U.S. GAAP or other economic measures as a result of the differences between U.S. GAAP and tax accounting methods. For instance, certain of our assets will be marked-to-market for U.S. GAAP purposes but not for tax purposes, which could result in losses for U.S. GAAP purposes that are not recognized in computing our REIT taxable income. Additionally, we may deduct our capital losses only to the extent of our capital gains in computing our REIT taxable income for a given taxable year. Consequently, we could recognize substantial amounts of REIT taxable income and would be required to distribute such income to you, in a year in which we are not profitable under U.S. GAAP or other economic measures.

We may distribute our common stock in a taxable distribution, in which case you may sell shares of our common stock to pay tax on such distributions, and you may receive less in cash than the amount of the dividend that is taxable.
We may make taxable distributions that are payable in cash and common stock. The IRS has issued private letter rulings to other REITs treating certain distributions that are paid partly in cash and partly in stock as taxable distributions that would satisfy the REIT annual distribution requirement and qualify for the dividends paid deduction for federal income tax purposes. Those rulings may be relied upon only by taxpayers to whom they were issued, but we could request a similar ruling from the IRS. Accordingly, it is unclear whether and to what extent we will be able to make taxable distributions payable in cash and common stock. If we made a taxable dividend payable in cash and common stock, taxable stockholders receiving such distributions will be required to include the dividend as taxable income to the extent of our current and accumulated earnings and profits, as determined for federal income tax purposes. As a result, you may be required to pay income tax with respect to such distributions in excess of the cash distributions received. If a U.S. stockholder sells the common stock that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount recorded in earnings with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common stock.
REIT distribution requirements could adversely affect our ability to execute our business plan.
We generally must distribute annually at least 90% of our REIT taxable income (which is determined without regard to the dividends paid deduction or net capital gain for this purpose) in order to continue to qualify as a REIT. We intend to make distributions to our stockholders to comply with the REIT requirements of the Internal Revenue Code and to avoid corporate income tax and the 4% excise tax. We may be required to make distributions to stockholders at times when it would be more advantageous to reinvest cash in our business or when we do not have funds readily available for distribution. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.
Our qualification as a REIT could be jeopardized as a result of an interest in joint ventures or investment funds.
We may hold certain limited partner or non-managing member interests in partnerships or limited liability companies that are joint ventures or investment funds. If a partnership or limited liability company in which we own an interest takes or expects to take actions that could jeopardize our qualification as a REIT or require us to pay tax, we may be forced to dispose of our interest in such entity. In addition, it is possible that a partnership or limited liability company could take an action which could cause us to fail a REIT gross income or asset test, and that we would not become aware of such action in time to dispose of our interest in the partnership or limited liability company or take other corrective action on a timely basis. In that case, we could fail to continue to qualify as a REIT unless we are able to qualify for a statutory REIT “savings” provision, which may require us to pay a significant penalty tax to maintain our REIT qualification.
Distributions paid by REITs do not qualify for the reduced tax rates that apply to other corporate distributions.
The maximum tax rate for “qualified dividends” paid by corporations to non-corporate stockholders is currently 20%. Distributions paid by REITs, however, generally are taxed at ordinary income rates (subject to a maximum rate of 39.6% for non-corporate stockholders), rather than the preferential rate applicable to qualified dividends.
Our qualification as a REIT may depend upon the accuracy of legal opinions or advice rendered or given or statements by the issuers of assets we acquire.
When purchasing securities, we may rely on opinions or advice of counsel for the issuer of such securities, or statements made in related offering documents, for purposes of determining, among other things, whether such securities represent debt or equity securities for U.S. federal income tax purposes, the value of such securities, and also to what extent those securities constitute qualified real estate assets for purposes of the REIT asset tests and produce qualified income for purposes of the 75% gross income test. The inaccuracy of any such opinions, advice or statements may adversely affect our ability to qualify as a REIT and result in significant corporate-level tax.
Our charter limits the number of shares a person may own, which may discourage a takeover that could otherwise result in a premium price paid to you.
Our charter, with certain exceptions, authorizes our board of directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. To help us comply with the REIT ownership requirements of the Internal Revenue Code, among other purposes, our charter prohibits a person from directly or constructively owning more than 9.8% in value of the aggregate of the outstanding shares of our stock of any class or series or more than 9.8% in value or number of shares, whichever is more restrictive, of the aggregate of the outstanding shares of our common stock, unless exempted (prospectively or retroactively) by our board of directors. This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might otherwise provide a premium price for holders of our shares of common stock.

Legislative or regulatory tax changes could adversely affect us or stockholders.
At any time, the federal income tax laws can change. Laws and rules governing REITs or the administrative interpretations of those laws may be amended. Any of those new laws or interpretations may take effect retroactively and could adversely affect us or stockholders.
Retirement Plan Risks
If the fiduciary of an employee benefit plan subject to ERISA (such as a profit sharing, Section 401(k) or pension plan) or an owner of a retirement arrangement subject to Section 4975 of the Internal Revenue Code (such as an IRA) fails to meet the fiduciary and other standards under ERISA or the Internal Revenue Code as a result of an investment in our stock, the fiduciary could be subject to penalties and other sanctions.
There are special considerations that apply to employee benefit plans subject to the Employee Retirement Income Security Act ("ERISA") (such as profit sharing, Section 401(k) or pension plans) and other retirement plans or accounts subject to Section 4975 of the Internal Revenue Code (such as an IRA) that are investing in our shares. Fiduciaries and IRA owners investing the assets of such a plan or account in our common stock should satisfy themselves that:

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
With respect to the annual valuation requirements described above, we will provide an estimated value for our stock annually. Although this estimate will be based upon determinations of the NAV of our shares in accordance with our valuation procedures, no assurance can be given that such estimated value will satisfy the applicable annual valuation requirements under ERISA and the Internal Revenue Code. The Department of Labor or the Internal Revenue Service may determine that a plan fiduciary or an IRA custodian is required to take further steps to determine the value of our common stock. In the absence of an appropriate determination of value, a plan fiduciary or an IRA custodian may be subject to damages, penalties or other sanctions. See Part II, Item 5, "Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities - Market Information" of this Annual Report on Form 10-K.
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

If our assets are deemed to be plan assets, KBS Capital Advisors and we may be exposed to liabilities under Title I of ERISA and the Internal Revenue Code.
In some circumstances where an ERISA plan holds an interest in an entity, the assets of the entity are deemed to be ERISA plan assets unless an exception applies. This is known as the “look-through rule.” Under those circumstances, the obligations and other responsibilities of plan sponsors, plan fiduciaries and plan administrators, and of parties in interest and disqualified persons, under Title I of ERISA or Section 4975 of the Internal Revenue Code, may be applicable, and there may be liability under these and other provisions of ERISA and the Internal Revenue Code. We believe that our assets should not be treated as plan assets because the shares should qualify as “publicly-offered securities” that are exempt from the look-through rules under applicable Treasury Regulations. We note, however, that because certain limitations are imposed upon the transferability of shares so that we may qualify as a REIT, and perhaps for other reasons, it is possible that this exemption may not apply. If that is the case, and if KBS Capital Advisors or we are exposed to liability under ERISA or the Internal Revenue Code, our performance and results of operations could be adversely affected. Prior to making an investment in us, you should consult with your legal and other advisors concerning the impact of ERISA and the Internal Revenue Code on your investment and our performance.
The U.S. Department of Labor has issued a final regulation revising the definition of "fiduciary" under ERISA and the Internal Revenue Code, which may affect the marketing of investments in our shares.
On April 8, 2016, the Department of Labor issued a final regulation relating to the definition of a fiduciary under ERISA and Section 4975 of the Internal Revenue Code. The final regulation broadens the definition of fiduciary and is accompanied by new and revised prohibited transaction exemptions relating to investments by IRAs and Benefit Plans. The final regulation and the related exemptions will become applicable for investment transactions on and after April 10, 2017, but generally should not apply to purchases of our shares before that date. The final regulation and the accompanying exemptions are complex, and Plan fiduciaries and the beneficial owners of IRAs are urged to consult with their own advisors regarding this development.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
We have no unresolved staff comments.

ITEM 2.	PROPERTIES
As of December 31, 2016, we owned 11 office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 25 acres of undeveloped land, one office portfolio consisting of three office properties, one office/flex/industrial portfolio consisting of 21 buildings and one retail property encompassing, in the aggregate, approximately 5.5 million rentable square feet. As of December 31, 2016, these properties were 86% occupied. In addition, we owned two apartment properties containing 383 units and encompassing approximately 0.3 million rentable square feet, which were 92% occupied. We also owned two investments in undeveloped land encompassing an aggregate of 1,670 acres. The following table provides summary information regarding our properties as of December 31, 2016:

Property Location of Property	Date Acquired or Foreclosed on	Property Type	Rentable Square Feet	Total Real Estate at Cost (1) (in thousands)	Occupancy	Ownership %
Northridge Center I & II Atlanta, GA	03/25/2011	Office	188,944	$9,729	93.9%	100.0%
Iron Point Business Park Folsom, CA	06/21/2011	Office	211,887	22,186	97.0%	100.0%
Richardson Portfolio Richardson, TX	11/23/2011	Office/ Undeveloped Land	569,980	41,975	86.1%	90.0%
Park Highlands (2) North Las Vegas, NV	12/30/2011	Undeveloped Land	—	34,162	N/A	(2)
Bellevue Technology Center Bellevue, WA	07/31/2012	Office	330,508	85,897	98.2%	100.0%
Powers Ferry Landing East Atlanta, GA	09/24/2012	Office	149,324	9,758	94.9%	100.0%
1800 West Loop Houston, TX	12/04/2012	Office	400,101	73,623	85.9%	100.0%
West Loop I & II Houston, TX	12/07/2012	Office	313,873	41,404	87.8%	100.0%
Burbank Collection Burbank, CA	12/12/2012	Retail	39,035	15,990	45.1%	90.0%
Austin Suburban Portfolio Austin, TX	03/28/2013	Office	517,974	78,504	78.0%	100.0%
Westmoor Center Westminster, CO	06/12/2013	Office	612,890	82,390	82.7%	100.0%
Central Building Seattle, WA	07/10/2013	Office	191,705	35,371	85.4%	100.0%
50 Congress Street Boston, MA	07/11/2013	Office	179,872	53,679	92.0%	100.0%
1180 Raymond Newark, NJ	08/20/2013	Apartment	268,688	45,834	90.5%	100.0%
Park Highlands II (3) North Las Vegas, NV	12/10/2013	Undeveloped Land	—	23,464	N/A	100.0%
Maitland Promenade II Orlando, FL	12/18/2013	Office	230,366	31,676	99.3%	100.0%
Plaza Buildings Bellevue, WA	01/14/2014	Office	490,994	199,241	85.4%	100.0%
424 Bedford Brooklyn, NY	01/31/2014	Apartment	49,220	34,358	97.0%	90.0%
Richardson Land II Richardson, TX	09/04/2014	Undeveloped Land	—	3,418	N/A	90.0%
Westpark Portfolio Redmond, WA	05/10/2016	Office/Flex/Industrial	778,472	129,558	81.1%	100.0%
353 Sacramento San Francisco, CA	07/11/2016	Office	284,751	174,990	80.2%	100.0%
			5,808,584	$1,227,207
_____________________
(1) Total real estate at cost represents the total cost of real estate net of write-offs of fully depreciated/amortized assets.
(2) On March 18, 2016, we increased our membership interest in the Park Highlands joint venture from 50.1% to 51.58% by acquiring an additional 1.48% membership interest from one of the joint venture partners. On June 6, 2016, we increased our membership interest in the Park Highlands joint venture from 51.58% to 97.62% by acquiring an additional 46.04% membership interest from one of the joint venture partners. On June 25, 2016, we increased our membership interest in the Park Highlands joint venture from 97.62% to 100% by acquiring the remaining 2.38% membership interest from the remaining joint venture partner. On September 7, 2016, our subsidiary that owns a portion of Park Highlands, sold 820 units of 10% Class A non-voting preferred membership units for $0.8 million to accredited investors.
(3) On March 18, 2016, the Company increased its membership interest in the Park Highlands II joint venture from 99.5% to 100% by acquiring the remaining 0.5% membership interest from its joint venture partner.

As of December 31, 2016, there were no tenants occupying 10% or more of our total rentable square footage. As of December 31, 2016, our real estate portfolio’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Finance	51	$11,223	10.8%
Computer System Design & Programming	57	11,161	10.7%
Insurance Carriers & Related Activities	31	10,474	10.0%
		$32,858	31.5%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2016, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
Portfolio Lease Expiration
The following table reflects lease expirations of our owned properties, excluding apartment leases, as of December 31, 2016:

Year of Expiration	Number of Leases Expiring	Annualized Base Rent (in thousands) (1)	% of Portfolio Annualized Base Rent Expiring	Leased Rentable Square Feet Expiring	% of Portfolio Rentable Square Feet Expiring
Month-to-Month	33	$2,833	2.7%	179,062	3.8%
2017	139	16,093	15.4%	727,095	15.4%
2018	124	17,154	16.4%	736,752	15.6%
2019	105	14,237	13.6%	701,384	14.8%
2020	86	14,320	13.7%	649,898	13.8%
2021	76	11,883	11.4%	527,979	11.2%
2022	25	8,135	7.8%	329,663	7.0%
2023	21	7,139	6.8%	282,990	6.0%
2024	9	3,201	3.1%	133,348	2.8%
2025	12	4,348	4.2%	210,912	4.5%
2026	15	3,082	3.0%	134,531	2.8%
Thereafter	4	2,001	1.9%	110,771	2.3%
Total	649	$104,426	100%	4,724,385	100%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2016, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

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
Stockholder Information
As of March 1, 2017, we had 56.7 million shares of common stock outstanding held by a total of approximately 15,000 stockholders. The number of stockholders is based on the records of DST Systems, Inc., who serves as our transfer agent.
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
We provide an estimated value per share to assist broker-dealers that participated in our initial public offering in meeting their customer account statement reporting obligations under National Association of Securities Dealers Conduct Rule 2340 as required by FINRA. This valuation was performed in accordance with the provisions of and also to comply with Practice Guideline 2013-01, Valuations of Publicly Registered, Non-Listed REITs issued by the IPA in April 2013. For this purpose, we estimated the value of the shares of our common stock as $14.81 per share as of December 31, 2016. This estimated value per share is based on our board of directors’ approval on December 8, 2016 of an estimated value per share of our common stock of $14.81 based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding as of September 30, 2016. There were no material changes between September 30, 2016 and December 8, 2016 with respect to the net values of our assets and liabilities that impacted the overall estimated value per share.
Our conflicts committee, composed of all of our independent directors, is responsible for the oversight of the valuation process, including the review and approval of the valuation process and methodologies used to determine our estimated value per share, the consistency of the valuation and appraisal methodologies with real estate industry standards and practices and the reasonableness of the assumptions used in the valuations and appraisals. The estimated value per share was based upon the recommendation and valuation prepared by KBS Capital Advisors, our external advisor. KBS Capital Advisors’ valuation of our consolidated investments in real estate properties and one of our unconsolidated joint venture investments in real estate properties was based (i) on appraisals of such investments performed by third-party valuation firms and (ii) in the case of one office property, the appraised value of the property reduced by valuation information provided by KBS Capital Advisors related to the marketing of the property subsequent to the appraisal date. With the exception of our investments in undeveloped land, appraisals on all of our consolidated investments in real properties and one of our unconsolidated investments in real estate properties were performed by Duff & Phelps, LLC (“Duff & Phelps”). Appraisals of our investments in undeveloped land were performed by Landauer Services, LLC (“Landauer”), a division of Newmark Grubb Knight Frank. Duff & Phelps and Landauer, each an independent third-party valuation firm, also prepared appraisal reports, summarizing key inputs and assumptions, for each of the real estate properties they respectively appraised. KBS Capital Advisors also performed valuations with respect to our real estate-related investment, one of our unconsolidated joint ventures, cash, other assets, mortgage debt and other liabilities. The methodologies and assumptions used to determine the estimated value of our assets and the estimated value of our liabilities are described further below.
KBS Capital Advisors used the appraised values of our real estate properties and in the case of one of our office properties, the appraised value of the property reduced by valuation information provided by KBS Capital Advisors related to the marketing of the property subsequent to the appraisal date, together with KBS Capital Advisors’ estimated value of each of our other assets and liabilities, to calculate and recommend an estimated value per share of our common stock. Upon (i) the conflicts committee’s receipt and review of KBS Capital Advisors’ valuation report, including KBS Capital Advisors’ summary of the appraisal reports prepared by Duff & Phelps and Landauer and KBS Capital Advisors’ estimated value of each of our other assets and our liabilities, (ii) the conflicts committee’s review of the reasonableness of our estimated value per share resulting from KBS Capital Advisors’ valuation process, and (iii) in light of other factors considered by the conflicts committee and the conflicts committee’s own extensive knowledge of our assets and liabilities, the conflicts committee concluded that the estimated value per share proposed by KBS Capital Advisors was reasonable and recommended to the board of directors that it adopt $14.81 as the estimated value per share of our common stock. At the special meeting of the board of directors, the board of directors unanimously agreed to accept the recommendation of the conflicts committee and approved $14.81 as the estimated value of our common stock, which determination is ultimately and solely the responsibility of the board of directors.

The table below sets forth the calculation of our estimated value per share as of December 8, 2016, as well as the calculation of our prior estimated value per share as of December 8, 2015:

	December 8, 2016 Estimated Value per Share	December 8, 2015 Estimated Value per Share(1)	Change in Estimated Value per Share
Real estate properties (2)	$28.85	$21.97	$6.88
Real estate loan receivable	—	0.47	(0.47)
Cash	0.73	0.43	0.30
Investments in unconsolidated joint ventures (3)	2.76	2.38	0.38
Other assets	0.52	0.20	0.32
Mortgage debt (4)	(12.12)	(9.40)	(2.72)
Series A Debentures (5)	(4.39)	—	(4.39)
Advisor participation fee potential liability	(0.50)	(0.33)	(0.17)
Other liabilities	(0.58)	(0.46)	(0.12)
Non-controlling interest (6)	(0.46)	(1.82)	1.36
Estimated value per share	$14.81	$13.44	$1.37
Estimated enterprise value premium	None assumed	None assumed	None assumed
Total estimated value per share	$14.81	$13.44	$1.37
_____________________
(1) The December 8, 2015 estimated value per share was based upon the recommendation and valuation of KBS Capital Advisors. We engaged Duff & Phelps and Landauer, to provide appraisals of our real estate properties and KBS Capital Advisors performed valuations of our real estate-related investment, cash, other assets, mortgage debt and other liabilities. For more information relating to the December 8, 2015 estimated value per share and the assumptions and methodologies used by Duff & Phelps, Landauer and KBS Capital Advisors, see our Current Report on Form 8-K filed with the SEC on December 10, 2015.
(2) The increase in the estimated value of real estate properties was due to acquisitions of real estate and increases in fair values of our real estate properties.
(3) The increase in the estimated value of investments in unconsolidated joint ventures was primarily due to an increase in fair value of an investment in an unconsolidated joint venture, which was attributable to an increase in fair value of the joint venture’s real estate investment.
(4) The increase in mortgage debt was primarily due to additional borrowings to fund acquisitions of real estate and capital expenditures on real estate.
(5) Amount relates to Series A Debentures issued in Israel on March 8, 2016.
(6) The decrease in non-controlling interest is related to our acquisitions of our joint venture partners' membership interests in the Park Highlands I and Park Highlands II joint ventures.
The increase in our estimated value per share from the previous estimate was primarily due to the items noted below, which reflect the significant contributors to the increase in the estimated value per share from $13.44 to $14.81. The changes are not equal to the change in values of each real estate asset and liability group presented in the table above due to real estate property acquisitions, debt financings and other factors, which caused the value of certain asset or liability groups to change with no impact to our fair value of equity or the overall estimated value per share.

Change in Estimated Value per Share
December 8, 2015 estimated value per share	$13.44
Changes to estimated value per share
Real estate
Real estate	1.24
Investments in unconsolidated joint ventures	0.25
Capital expenditures on real estate	(0.63)
Total change related to real estate	0.86
Operating cash flows in excess of quarterly distributions declared	0.16
Acquisition and financing costs	(0.30)
Acquisition of minority interest in consolidated joint ventures	0.73
Advisor participation fee potential liability	(0.16)
Other changes	0.08
Total change in estimated value per share	$1.37
December 8, 2016 estimated value per share	$14.81

As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties using different assumptions and estimates could derive a different estimated value per share, and these differences could be significant. The estimated value per share is not audited and does not represent the fair value of our assets less the fair value of our liabilities according to GAAP, nor does it represent a liquidation value of our assets and liabilities or the price at which our shares of common stock would trade at on a national securities exchange. The estimated value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated value per share also does not take into account estimated disposition costs and fees for real estate properties that are not held for sale, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations or the impact of restrictions on the assumption of debt. The estimated value per share does consider any participation or incentive fees that would be due to KBS Capital Advisors based on the aggregate net asset value of us and that would be payable in a hypothetical liquidation of us as of the valuation date in accordance with the terms of our advisory agreement. As of December 8, 2016, we had no potentially dilutive securities outstanding that would impact the estimated value per share of our common stock.
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
Real Estate
Independent Valuation Firm
Duff & Phelps(1) was selected by KBS Capital Advisors and approved by our conflicts committee to appraise all of our consolidated investments in real estate properties and 110 William Street (defined below) but excluding our investments in undeveloped land. Landauer(2) was selected by KBS Capital Advisors and approved by our conflicts committee to appraise our three investments in undeveloped land. Duff & Phelps and Landauer are engaged in the business of appraising commercial real estate properties and are not affiliated with us or KBS Capital Advisors. The compensation we paid to Duff & Phelps and Landauer is based on the scope of work and not on the appraised values of our real estate properties.  The appraisals were performed in accordance with the Code of Ethics and the Uniform Standards of Professional Appraisal Practice, or USPAP, the real estate appraisal industry standards created by The Appraisal Foundation, as well as the requirements of the state where each real property is located.  Each appraisal was reviewed, approved and signed by an individual with the professional designation of MAI (Member of the Appraisal Institute). The use of the reports is subject to the requirements of the Appraisal Institute relating to review by its duly authorized representatives. In preparing their appraisal reports, Duff & Phelps and Landauer did not, and were not requested to, solicit third-party indications of interest for our common stock in connection with possible purchases thereof or the acquisition of all or any part of us.
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

_____________________
(1) Duff & Phelps is actively engaged in the business of appraising commercial real estate properties similar to those owned by us in connection with public securities offerings, private placements, business combinations and similar transactions. We engaged Duff & Phelps to deliver an appraisal report relating to all of our consolidated investments in real estate properties, with the exception of our investments in undeveloped land, and Duff & Phelps received fees upon the delivery of such report. In addition, we have agreed to indemnify Duff & Phelps against certain liabilities arising out of this engagement. In the three years prior to the date of this filing, Duff & Phelps and its affiliates have provided a number of commercial real estate, appraisal and valuation services for us and/or our affiliates and have received fees in connection with such services. Duff & Phelps and its affiliates may from time to time in the future perform other commercial real estate, appraisal and valuation services for us and our affiliates in transactions related to the properties that are the subjects of the appraisals, so long as such other services do not adversely affect the independence of the applicable Duff & Phelps appraiser as certified in the applicable appraisal reports.
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
Although Duff & Phelps and Landauer considered any comments received from us or KBS Capital Advisors to their appraisal reports, the final appraised values of our real estate properties (with the exception of one office property that was actively being marketed for sale) were determined by Duff & Phelps and Landauer.  The appraisal reports for our real estate properties are addressed solely to us to assist KBS Capital Advisors in calculating and recommending an updated estimated value per share of our common stock. The appraisal reports are not addressed to the public and may not be relied upon by any other person to establish an estimated value per share of our common stock and do not constitute a recommendation to any person to purchase or sell any shares of our common stock. In preparing their appraisal reports, Duff & Phelps and Landauer did not solicit third-party indications of interest for our real estate properties. While Duff & Phelps and Landauer are responsible for providing appraisals for us, Duff & Phelps and Landauer are not responsible for, did not calculate, and did not participate in the determination of the estimated value per share of our common stock.
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
Real Estate Valuation
Duff & Phelps and Landauer (in the case of our ownership of undeveloped land) appraised each of our real estate properties. Duff & Phelps and Landauer used various methodologies, as appropriate, such as the direct capitalization approach, discounted cash flow analyses and sales comparison approach. Duff & Phelps relied primarily on 10-year discounted cash flow analyses for the final valuations of each of the real estate properties (which exclude undeveloped land) and Landauer relied primarily on the sales comparison approach for the final valuations of the undeveloped land that it appraised. Duff & Phelps calculated the discounted cash flow value of our real estate properties (which exclude undeveloped land) using property-level cash flow estimates, terminal capitalization rates and discount rates that fall within ranges they believe would be used by similar investors to value the properties we own based on recent comparable market transactions adjusted for unique property and market-specific factors. Landauer relied primarily on the sales comparison approach and estimated the value of the undeveloped land based on the most applicable recent comparable market transactions.

As of September 30, 2016, we owned 20 real estate assets (consisting of 11 office properties, one office campus consisting of nine office buildings and 18 acres of undeveloped land, one office portfolio consisting of four office buildings and 25 acres of undeveloped land, one office portfolio consisting of three office properties, one office/flex/industrial portfolio consisting of 21 buildings, one retail property, two apartment properties and two investments in undeveloped land encompassing an aggregate of 1,670 acres). As of September 30, 2016, the total appraised value of our consolidated real estate properties, excluding one office property discussed below, as provided by Duff & Phelps and Landauer using the appraisal methods described above was $1,570.9 million. In the case of one office property, the estimated value of $75.0 million was based upon the appraised value of the property reduced by valuation information provided by KBS Capital Advisors related to the marketing of the property subsequent to the appraisal date. Based on the appraisal and valuation methodologies described above, the total estimated value of our consolidated real estate properties was $1,645.9 million.  The total cost basis of these properties as of September 30, 2016 was $1,324.6 million. This amount includes the acquisition cost of $1,136.3 million, $38.0 million for the acquisition of minority interests in joint ventures, $133.1 million in capital expenditures, leasing commissions and tenant improvements since inception and including $17.3 million of acquisition fees and expenses as well as foreclosure costs. The total estimated real estate value as of September 30, 2016 compared to the total acquisition cost of our real estate properties plus subsequent capital improvements through September 30, 2016 results in an overall increase in the real estate value of approximately 24.2%. The following summarizes the key assumptions that were used in the discounted cash flow models used to arrive at the appraised real estate property values and sales comparison range of values used to arrive at the appraised values for undeveloped land:

	Range in Values	Weighted-Average Basis
Consolidated Investments in Real Estate Properties (Excluding Undeveloped Land)
Terminal capitalization rate	4.00% to 7.50%	6.65%
Discount rate	5.00% to 9.25%	8.05%
Net operating income compounded annual growth rate (1)	-0.84% to 14.44%	5.64%

Undeveloped Land
Price per acre (2) (3)	$96,963 to $774,918	$110,617
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
(2) The weighted-average price per acre was primarily driven by our two investments in undeveloped land encompassing an aggregate of 1,670 acres located in North Las Vegas, Nevada.  The weighted-average price per acre for these two investments in undeveloped land was approximately $100,000.
(3) Excludes the residential entitlements acquired in conjunction with a real estate property acquisition. The residential entitlements permit construction of a 20-story multi-family building on undeveloped land and on top of an existing parking garage. The appraised value of the residential entitlements was $4.7 million.
While we believe that Duff & Phelps’ and Landauer’s assumptions and inputs are reasonable, a change in these assumptions and inputs would significantly impact the calculation of the appraised value of our real estate properties and, thus, its estimated value per share. As of September 30, 2016, certain of our real estate assets have non-stabilized occupancies.  Appraisals may provide a sense of the value of the investment, but any appraisal of the property will be based on numerous estimates, judgments and assumptions that significantly affect the appraised value of the underlying property. An appraisal of a non-stabilized property, in particular, involves a high degree of subjectivity due to high vacancy levels and uncertainties with respect to future market rental rates and timing of lease-up and stabilization. Accordingly, different assumptions may materially change the appraised value of the property. The table below illustrates the impact on the estimated value per share if the terminal capitalization rates or discount rates were adjusted by 25 basis points, and assuming all other factors remain unchanged, with respect to the real estate properties referenced in the table above (excluding undeveloped land). Additionally, the table below illustrates the impact on the estimated value per share if the terminal capitalization rates or discount rates were adjusted by 5% in accordance with the IPA guidance:

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease of 25 basis points	Increase of 25 basis points	Decrease of 5%	Increase of 5%
Terminal capitalization rates	$0.49	$(0.46)	$0.70	$(0.63)
Discount rates	0.39	(0.38)	0.65	(0.62)

The table below illustrates the impact on the estimated value per share if the price per acre of the investments in undeveloped land was adjusted by 5%:

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease of 5%	Increase of 5%
Price per acre	$(0.14)	$0.14
Investments in Unconsolidated Joint Ventures
As of September 30, 2016, we held two investments in unconsolidated joint ventures. One of the investments in unconsolidated joint ventures represents a 60% interest in a joint venture which owns an office property containing 928,157 rentable square feet (“110 William Street”). The appraised value of 110 William Street as provided by Duff & Phelps was $434.9 million. KBS Capital Advisors relied on the appraised value provided by Duff & Phelps along with the fair value of other assets and liabilities as determined by KBS Capital Advisors, and then calculated the amount that we would receive in a hypothetical liquidation of the real estate at the appraised value and the other assets and liabilities at their fair values based on the profit participation thresholds contained in the joint venture agreement.  The resulting amount was the fair value assigned to our 60% interest in this unconsolidated joint venture. As of September 30, 2016, the carrying value and estimated fair value of our investment in this unconsolidated joint venture were $70.8 million and $151.2 million, respectively.
Duff & Phelps relied on a 10-year discounted cash flow analyses for the final valuation of 110 William Street. The terminal capitalization rate, discount rate and CAGR used in the discounted cash flow model to arrive at the appraised value was 6.25%, 7.25% and 9.7%, respectively. The table below illustrates the impact on the estimated value per share if the terminal capitalization rates or discount rates were adjusted by 25 basis points, and assuming all other factors remain unchanged, with respect to 110 William Street. Additionally, the table below illustrates the impact on the estimated value per share if the terminal capitalization rates or discount rates were adjusted by 5% in accordance with the IPA guidance:

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease of 25 basis points	Increase of 25 basis points	Decrease of 5%	Increase of 5%
Terminal capitalization rates	$0.09	$(0.08)	$0.11	$(0.10)
Discount rates	0.06	(0.06)	0.09	(0.09)
Our other unconsolidated joint venture investment represents an interest of less than 5% in a joint venture which owns 21 industrial properties and a master lease with respect to another industrial property encompassing 10.8 million square feet, and was valued by KBS Capital Advisors using a discounted cash flow analysis of the expected distributions to us. The cash flow estimates used in the analysis were based on our participation interest in the estimated cash flows available after paying debt service through ultimate liquidation of the joint venture as described in the joint venture agreement. The cash flow estimates of the joint venture were reviewed by KBS Capital Advisors. As of September 30, 2016, the carrying value and estimated fair value of our investment in this unconsolidated joint venture were $5.3 million and $6.1 million, respectively. The estimated value of our investment in this unconsolidated joint venture for purposes of our estimated value per share was calculated by applying an 8.5% discount rate to the estimated cash flows for a total value of $0.11 per share. Assuming all other factors remain unchanged, a decrease or increase in the discount rates of 25 basis points would have no impact on the estimated value per share. Additionally, a 5% decrease or increase in the discount rates would have no impact on the estimated value per share.
Notes Payable
The estimated values of our notes payable are equal to the GAAP fair values disclosed in our Quarterly Report on Form 10-Q for the period ended September 30, 2016, but do not equal the book value of the loans in accordance with GAAP. The estimated values of our notes payable were determined using a discounted cash flow analysis. The cash flows were based on the remaining loan terms, including extensions we expect to exercise, and on management’s estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio and type of collateral.

As of September 30, 2016, the GAAP fair value and carrying value of our notes payable were $941.6 million and $936.3 million, respectively. The weighted-average discount rate applied to the future estimated debt payments, which have a weighted-average remaining term of 2.8 years, was approximately 3.58%. The table below illustrates the impact on our estimated value per share if the discount rates were adjusted by 25 basis points, and assuming all other factors remain unchanged, with respect to our notes payable. Additionally, the table below illustrates the impact on the estimated value per share if the discount rates were adjusted by 5% in accordance with the IPA guidance:

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease of 25 basis points	Increase of 25 basis points	Decrease of 5%	Increase of 5%
Discount rates	$(0.03)	$0.03	$(0.02)	$0.02
Series A Debentures
Our Series A Debentures are publicly traded on the Tel-Aviv Stock Exchange. The estimated value of our Series A Debentures is based on the quoted price on the Tel-Aviv Stock Exchange and foreign currency exchange rates as of September 30, 2016. As of September 30, 2016, the fair value and GAAP carrying value of our Series A debentures were $250.2 million.
Non-controlling Interest
We have an ownership interest in four consolidated joint ventures as of September 30, 2016. As we consolidate these joint ventures, the entire amount of the underlying assets and liabilities are reflected at their fair values in the corresponding line items of the estimated value per share calculation. As a result, we also must consider the fair value of any non-controlling interest liability as of September 30, 2016. In determining this fair value, we considered the various profit participation thresholds in each of the joint ventures that must be measured in determining the fair value of our non-controlling interest liability. We used the real estate appraisals provided by Duff & Phelps and Landauer and calculated the amount that the joint venture partners would receive in a hypothetical liquidation of the underlying real estate properties (including all current assets and liabilities) at their current appraised values and the payoff of any related debt at its fair value, based on the profit participation thresholds contained in the joint venture agreements. The estimated payment to the joint venture partners was then reflected as the non-controlling interest liability in our calculation of its estimated value per share.
Participation Fee Potential Liability Calculation
In accordance with the advisory agreement, KBS Capital Advisors is due a participation fee if after our stockholders have received, together as a collective group, aggregate distributions (including distributions that may constitute a return of capital for federal income tax purposes) sufficient to provide (i) a return of their net invested capital, or the amount calculated by multiplying the total number of shares purchased by stockholders by the issue price, reduced by any amounts to repurchase shares pursuant to our share redemption program, and (ii) a 7.0% per year cumulative, noncompounded return on such net invested capital, KBS Capital Advisors is entitled to receive 15.0% of our net cash flows, whether from continuing operations, net sale proceeds or otherwise. Net sales proceeds means the net cash proceeds realized by us after deduction of all expenses incurred in connection with a sale, including disposition fees paid to KBS Capital Advisors. The 7.0% per year cumulative, noncompounded return on net invested capital is calculated on a daily basis. In making this calculation, the net invested capital is reduced to the extent distributions in excess of a cumulative, noncompounded, annual return of 7.0% are paid (from whatever source), except to the extent such distributions would be required to supplement prior distributions paid in order to achieve a cumulative, noncompounded, annual return of 7.0% (invested capital is only reduced as described in this sentence; it is not reduced simply because a distribution constitutes a return of capital for federal income tax purposes). The 7.0% per year cumulative, noncompounded return is not based on the return provided to any individual stockholder. Accordingly, it is not necessary for each of our stockholders to have received any minimum return in order for KBS Capital Advisors to participate in our net cash flows. In fact, if KBS Capital Advisors is entitled to participate in our net cash flows, the returns of our stockholders will differ, and some may be less than a 7.0% per year cumulative, noncompounded return. This fee is payable only if we are not listed on an exchange. For purposes of determining the estimated value per share, KBS Capital Advisors calculated the potential liability related to this incentive fee based on a hypothetical liquidation of the assets and liabilities at their estimated fair values, after considering the impact of any potential closing costs and fees related to the disposition of real estate properties. KBS Capital Advisors estimated the fair value of this liability to be $28.6 million or $0.50 per share as of the valuation date, and included the impact of this liability in its calculation of our estimated value per share.

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
Limitations of Estimated Value Per Share
As mentioned above, we are providing this estimated value per share to assist broker dealers that participated in our initial public offering in meeting their customer account statement reporting obligations. This valuation was performed in accordance with the provisions of and also to comply with IPA valuation guidelines. The estimated value per share set forth above first appeared on the December 31, 2016 customer account statements that were mailed in January 2017. As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share. The estimated value per share is not audited and does not represent the fair value of our assets less the fair value of our liabilities according to GAAP.
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
Further, the estimated value per share as of December 8, 2016 is based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding, as of September 30, 2016. The value of our shares will fluctuate over time in response to developments related to individual assets in our portfolio and the management of those assets and in response to the real estate and finance markets. The estimated value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated value per share does not take into account estimated disposition costs and fees for real estate properties that are not held for sale or under contract for sale, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations or the impact of restrictions on the assumption of debt. The estimated value per share does consider any participation or incentive fees that would be due to KBS Capital Advisors based on the aggregate net asset value of us which would be payable in a hypothetical liquidation of us as of the valuation date in accordance with the terms of our advisory agreement. We currently expect to utilize KBS Capital Advisors and/or an independent valuation firm to update the estimated value per share no later than December 2017.
Historical Estimated Values per Share
The historical reported estimated values per share of our common stock approved by the board of directors are set forth below:

Estimated Value per Share	Effective Date of Valuation	Filing with the Securities and Exchange Commission
$13.44	December 8, 2015	Current Report on Form 8-K, filed December 10, 2015
$12.24	December 9, 2014	Current Report on Form 8-K, filed December 11, 2014
$11.27	March 25, 2014	Current Report on Form 8-K, filed March 27, 2014

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
We have not established a minimum distribution level, and our charter does not require that we make distributions to our stockholders. Distributions declared during 2016 and 2015, aggregated by quarter, are as follows (dollars in thousands, except per share amounts):

	2016
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared	$5,472	$5,469	$5,527	$5,376	$21,844
Total Per Share Distribution	$0.093	$0.093	$0.094	$0.095	$0.375
Rate Based on Initial Public Offering Purchase Price of $10.00 Per Share	0.93%	0.93%	0.94%	0.95%	3.75%
	2015
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared	$5,547	$5,620	$5,585	$5,528	$22,280
Total Per Share Distribution	$0.092	$0.093	$0.095	$0.095	$0.375
Rate Based on Initial Public Offering Purchase Price of $10.00 Per Share	0.92%	0.93%	0.95%	0.95%	3.75%
The tax composition of our distributions paid during the years ended December 31, 2016 and 2015 was as follows:

	2016	2015
Ordinary Income	—%	59%
Return of Capital	—%	8%
Capital Gain	100%	33%
Total	100%	100%

For more information with respect to our distributions paid, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Distributions.”
Unregistered Sales of Equity Securities
During the year ended December 31, 2016, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.
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

•
During 2016, redemptions were limited to $3.0 million of shares in a given quarter (excluding shares redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence”). To the extent that we redeemed less than $3.0 million of shares (excluding shares redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence”) in a given fiscal quarter, any remaining excess capacity to redeem shares in such fiscal quarter was added to our capacity to otherwise redeem shares (excluding shares redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence”) during succeeding fiscal quarters. We may increase or decrease this limit upon ten business days’ notice to stockholders.  Our board of directors may approve an increase in this limit to the extent that we have received proceeds from asset sales or the refinancing of debt or for any other reason deemed appropriate by the board of directors. On September 15, 2016, our board of directors approved an additional $25.0 million of funds available for the redemption of shares for the third quarter in 2016. In December 2016, the amount of redemption requests in connection with a stockholder’s death, “qualifying disability or “determination of incompetence” was less than the amount of the $1.0 million reserved for such redemptions under the share redemption program, therefore the excess funds were used to redeem shares not requested in connection with a stockholder’s death, “qualifying disability or “determination of incompetence” during such month.

•
In 2017, we may not redeem more than $3.0 million of shares in a given quarter (excluding shares redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence”). To the extent that we redeem less than $3.0 million of shares (excluding shares redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence”) in a given fiscal quarter, any remaining excess capacity to redeem shares in such fiscal quarter will be added to our capacity to otherwise redeem shares (excluding shares redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence”) during succeeding fiscal quarters. The last $1.0 million of net proceeds from the dividend reinvestment plan during 2016 is reserved exclusively for shares redeemed in connection with a stockholder’s death, “qualifying disability,” or “determination of incompetence” with any excess funds being available to redeem shares not requested in connection with a stockholder’s death, “qualifying disability or “determination of incompetence” during the December 2017 redemption date. We may increase or decrease this limit upon ten business days’ notice to stockholders. Our board of directors may approve an increase in this limit to the extent that we have received proceeds from asset sales or the refinancing of debt or for any other reason deemed appropriate by the board of directors.

We may amend, suspend or terminate the program upon 10 business days’ notice to our stockholders. We may provide notice to our stockholders by including such information in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC, or by a separate mailing to our stockholders.

During the year ended December 31, 2016, we fulfilled redemption requests eligible for redemption under our share redemption program and received in good order and funded redemptions under our share redemption program with the net proceeds from our dividend reinvestment plan and cash on hand. We redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed	Average Price Paid Per Share (1)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2016	2,722	$13.44	(2)
February 2016	500	$13.44	(2)
March 2016	252,839	$13.32	(2)
April 2016	10,475	$13.44	(2)
May 2016	10,012	$13.44	(2)
June 2016	248,137	$13.35	(2)
July 2016	—	$—	(2)
August 2016	15,566	$13.44	(2)
September 2016	1,813,892	$13.37	(2)
October 2016	10,416	$13.44	(2)
November 2016	372	$13.44	(2)
December 2016	494,079	$14.12	(2)
Total	2,859,010
_____________________
(1) On December 8, 2015, our board of directors adopted an eighth amended and restated share redemption program (the “Eighth Amended Share Redemption Program”). Pursuant to the Eighth Amended Share Redemption Program, except for redemptions made upon a stockholder’s death, “qualifying disability” or “determination of incompetence,” the prices at which we redeemed shares were as follows: (i) 97.5% of our most recent estimated value per share as of the applicable redemption date for those shares held for at least one year but less than four years; and (ii) 100% of our most recent estimated value per share as of the applicable redemption date for those shares held for at least four years. The Eighth Amended Share Redemption Program was effective on January 9, 2016. On November 29, 2016, our board of directors adopted a ninth amended and restated share redemption program (the “Ninth Amended Share Redemption Program”). Pursuant to the Ninth Amended Share Redemption Program, we can amend, suspend or terminate the Ninth Amended Share Redemption Program for any reason upon ten business days’ notice to our stockholders. The Ninth Amended Share Redemption Program was effective on December 29, 2016. On December 8, 2016, our board of directors adopted a tenth amended and restated share redemption program (the “Tenth Amended Share Redemption Program”). Pursuant to the Tenth Amended Share Redemption Program, except for redemptions made upon a stockholder’s death, “qualifying disability” or “determination of incompetence,” the price at which we will redeem shares is 95% of our most recent estimated value per share as of the applicable redemption date.  The Tenth Amended Share Redemption Program was effective on December 30, 2016.
Upon the death, “qualifying disability” or “determination of incompetence” of a stockholder, the redemption price is our estimated value per share. On December 8, 2015, our board of directors approved an estimated value per share of our common stock of $13.44, based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding as of September 30, 2015. The change in the redemption price was effective for all redemptions from January through November 2016. On December 8, 2016, our board of directors approved an estimated value per share of our common stock of $14.81, based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding as of September 30, 2016. The change in the redemption price was effective for December 2016 redemptions and will be effective for 2017 redemptions until the estimated value per share is updated. We expect to engage KBS Capital Advisors and/ or an independent valuation firm to update our estimated value per share in December 2017.
(2) We limit the dollar value of shares that may be redeemed under the program as described above. During the year ended December 31, 2016, we redeemed $38.6 million of common stock, which represented all redemption requests received in good order and eligible for redemption through the December 2016 redemption date, except for the $14.3 million of shares in connection with redemption requests not made upon a stockholder’s death, “qualifying disability” or “determination of incompetence,” which redemption requests will be fulfilled subject to the limitations described above. Based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during 2016, we have $12.6 million available for redemptions during 2017, subject to the limitations described above.

ITEM 6.	SELECTED FINANCIAL DATA
The following selected financial data as of and for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

	As of December 31,
	2016	2015	2014	2013	2012
Balance sheet data
Total real estate and real estate-related investments, net	$1,111,714	$850,364	$882,510	$660,385	$394,356
Total assets	1,310,116	1,004,214	1,016,313	771,184	537,085
Total notes and bonds payable, net	950,624	547,323	524,062	252,466	32,908
Total liabilities	1,014,566	585,565	556,266	278,925	43,782
Redeemable common stock	—	9,859	9,911	17,573	9,651
Total equity	295,550	408,790	450,136	474,686	483,652
	For the Years Ended December 31,
	2016	2015	2014	2013	2012
Operating data
Total revenues	$134,244	$112,128	$106,154	$68,496	$18,880
(Loss) income from continuing operations attributable to common stockholders	(28,918)	2,444	(23,194)	150	(8,840)
(Loss) income from continuing operations per common share - basic and diluted	$(0.50)	$0.04	$(0.39)	$—	$(0.25)
Net (loss) income attributable to common stockholders	(28,918)	2,444	(23,194)	11,493	(9,762)
Net (loss) income per common share - basic and diluted	$(0.50)	$0.04	$(0.39)	$0.20	$(0.28)
Other data
Cash flows provided by (used in) operating activities	$26,656	$25,855	$12,285	$23,518	$(676)
Cash flows (used in) provided by investing activities	(306,495)	6,758	(285,795)	(287,755)	(242,074)
Cash flows provided by (used in) financing activities	311,875	(25,083)	235,461	197,281	282,683
Distributions declared	$21,844	$22,280	$15,696	$25,679	$12,885
Distributions declared per common share (1)	0.38	0.38	0.26	0.44	0.40
Weighted-average number of common shares outstanding, basic and diluted	58,273,335	59,656,667	59,714,540	58,359,568	35,458,656
_____________________
(1) Prior to 2014, our board of directors declared distributions from time to time based on our income, cash flow and investing and financing activities. During 2014, 2015 and 2016, our board of directors declared distributions on a quarterly basis based on our income, cash flow and investing and financing activities. Investors could choose to receive cash distributions or purchase additional shares under the dividend reinvestment plan.

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

On January 8, 2009, we filed a registration statement on Form S‑11 with the SEC to offer a minimum of 250,000 shares and a maximum of 140,000,000 shares of common stock for sale to the public, of which 100,000,000 shares were registered in our primary offering and 40,000,000 shares were registered under our dividend reinvestment plan. We ceased offering shares of common stock in our primary offering on November 14, 2012. We sold 56,584,976 shares of common stock in the primary offering for gross offering proceeds of $561.7 million. We continue to offer shares of common stock under the dividend reinvestment plan. As of December 31, 2016, we sold 6,035,170 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $65.4 million. Also as of December 31, 2016, we had redeemed 6,140,622 of the shares sold in our offering for $77.0 million. Additionally, on December 29, 2011 and October 23, 2012, we issued 220,994 shares and 55,249 shares of common stock, respectively, for $2.0 million and $0.5 million, respectively, in private transactions exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.
As of December 31, 2016, we owned 11 office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 25 acres of undeveloped land, one office portfolio consisting of three office properties, one office/flex/industrial portfolio consisting of 21 buildings, one retail property, two apartment properties, two investments in undeveloped land encompassing an aggregate of 1,670 acres, two investments in unconsolidated joint ventures and an investment in real estate debt securities.
Market Outlook ─ Real Estate and Real Estate Finance Markets
Conditions in the global capital markets remain volatile as of the first quarter of 2017. Current economic data and financial market developments suggest that the global economy is improving, although at a slow and uneven pace. European economic growth has recently picked up, whereas the U.K. and China remain areas of concern. Against this backdrop, the central banks of the world’s major industrialized economies are beginning to back away from their strong monetary accommodation. Quantitative easing in Japan and Europe is slowing, but the liquidity generated from these programs continues to impact the global capital markets. For further discussion of current market conditions, see Part I, Item 1, “Business ─ Market Outlook ─ Real Estate and Real Estate Finance Markets.”
Liquidity and Capital Resources
Our principal demand for funds during the short and long-term is and will be for the acquisition of real estate and real estate-related investments, payment of operating expenses, capital expenditures and general and administrative expenses, payments under debt obligations, redemptions of common stock and payments of distributions to stockholders. To date, we have had six primary sources of capital for meeting our cash requirements:

•	Proceeds from the primary portion of our initial public offering;

•	Proceeds from our dividend reinvestment plan;

•	Proceeds from our public bond offering in Israel;

•	Debt financing;

•	Proceeds from the sale of real estate and the repayment of real estate-related investments; and

•	Cash flow generated by our real estate and real estate-related investments.
We sold 56,584,976 shares of common stock in the primary portion of our initial public offering for gross offering proceeds of $561.7 million. We ceased offering shares in the primary portion of our initial public offering on November 14, 2012. We continue to offer shares of common stock under the dividend reinvestment plan. As of December 31, 2016, we had sold 6,035,170 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $65.4 million.  To date, we have invested all of the net proceeds from our initial public offering in real estate and real estate-related investments. We intend to use our cash on hand, proceeds from debt financing, proceeds from the issuance of our 4.25% bonds in Israel, cash flow generated by our real estate operations and real estate-related investments and proceeds from our dividend reinvestment plan as our primary sources of immediate and long-term liquidity.
Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures and corporate general and administrative expenses.  Cash flow from operations from our real estate investments is primarily dependent upon the occupancy levels of our properties, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures.  As of December 31, 2016, our properties, excluding apartment properties, were collectively 86% occupied and our apartment properties were collectively 92% occupied.
Investments in real estate-related investments generate cash flow in the form of interest income, which are reduced by loan service fees, asset management fees and corporate general and administrative expenses. As of December 31, 2016, we had an investment in real estate debt securities outstanding with a total book value of $4.7 million.

As of December 31, 2016, we had outstanding debt obligations in the aggregate principal amount of $962.9 million, with a weighted-average remaining term of 2.7 years. As of March 6, 2017, we had $63.5 million of unrestricted secured revolving debt available for future disbursements under a portfolio loan facility, subject to certain conditions set forth in the loan agreement.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee of our board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expense reimbursements for the four fiscal quarters ended December 31, 2016 did not exceed the charter-imposed limitation.
For the year ended December 31, 2016, our cash needs for capital expenditures, redemptions of common stock and debt servicing were met with proceeds from debt financing, proceeds from our dividend reinvestment plan and cash on hand. Operating cash needs during the same period were met through cash flow generated by our real estate and real estate-related investments and cash on hand. As of December 31, 2016, we had a total of $402.2 million of debt obligations scheduled to mature within 12 months of that date. We plan to exercise our extension options available under our loan agreements or pay down or refinance the related notes payable prior to their maturity dates.
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
Cash Flows from Operating Activities
As of December 31, 2016, we owned 11 office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 25 acres of undeveloped land, one office portfolio consisting of three office properties, one office/flex/industrial portfolio consisting of 21 buildings, one retail property, two apartment properties, two investments in undeveloped land encompassing an aggregate of 1,670 acres, two investments in unconsolidated joint ventures and an investment in real estate debt securities. During the year ended December 31, 2016, net cash provided by operating activities was $26.7 million. We expect that our cash flows from operating activities will increase in future years as a result of leasing additional space that is currently unoccupied and making additional investments. However, our cash flows from operating activities may decrease to the extent that we dispose of assets.
Cash Flows from Investing Activities
Net cash used in investing activities was $306.5 million for the year ended December 31, 2016 and primarily consisted of the following:

•	Acquisitions of an office/flex/industrial portfolio consisting of 21 buildings and an office property for $293.8 million;

•	Improvements to real estate of $30.6 million;

•	Principal proceeds received from the assignment of University House in the amount of $27.9 million;

•	Investment in real estate debt securities, net for $4.6 million;

•	Funding of development obligations of $2.9 million;

•	Investment in an unconsolidated joint venture of $2.8 million;

•	Insurance proceeds for property damages of $2.5 million; and

•	Escrow deposit for future real estate purchase of $2.0 million.

Cash Flows from Financing Activities
Net cash provided by financing activities was $311.9 million for the year ended December 31, 2016 and consisted primarily of the following:

•
$397.2 million of net cash provided by debt and other financings as a result of proceeds from bonds and notes payable of $564.3 million, partially offset by principal payments on notes payable of $154.8 million and payments of deferred financing costs of $12.4 million;

•	$38.6 million of cash used for redemptions of common stock;

•	$38.0 million of acquisitions of noncontrolling interests;

•	$9.2 million of net cash distributions to stockholders, after giving effect to distributions reinvested by stockholders of $12.6 million;

•	$0.9 million of payments made in connection with a potential offering;

•	$0.7 million of net contributions to noncontrolling interests, after giving effect to distributions from noncontrolling interests of $0.1 million; and

•	$0.6 million of net cash provided by the issuance of $0.8 million of preferred membership units of our subsidiary, partially offset by sale commissions and other costs of $0.2 million.
In order to execute our investment strategy, we utilize secured debt and we may, to the extent available, utilize unsecured debt, to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinancing and interest risks, are properly balanced with the benefit of using leverage. There is no limitation on the amount we may borrow for any single investment. Our charter limits our total liabilities such that our total liabilities may not exceed 75% of the cost of our tangible assets; however, we may exceed that limit if a majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our common stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of December 31, 2016, our borrowings and other liabilities were approximately 71% of the cost (before depreciation and other noncash reserves) and book value (before depreciation) of our tangible assets.
In March 2016, we, through a wholly-owned subsidiary, issued 970.2 million Israeli new Shekels (approximately $249.2 million as of March 8, 2016) in 4.25% bonds to investors in Israel pursuant to a public offering registered in Israel. The bonds have a seven year term, with 20% of the principal payable each year from 2019 to 2023. We have used a portion of the proceeds from the issuance of these bonds to make additional investments.
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
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of December 31, 2016 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	2017	2018-2019	2020-2021	Thereafter
Outstanding debt obligations (1)	$962,930	$402,153	$248,504	$184,117	$128,156
Interest payments on outstanding debt obligations (2)	76,770	24,642	30,331	15,202	6,595
Outstanding funding obligations under real estate debt securities (3)	20,000	20,000	—	—	—
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts, maturity dates, foreign currency rates and interest rates in effect at December 31, 2016. We incurred interest expense of $26.9 million excluding amortization of deferred financing costs of $4.3 million and including interest capitalized of $2.0 million, for the year ended December 31, 2016.
(3) Under the Battery Point purchase agreement, we may be required to purchase additional real estate debt securities by April 2017.

Results of Operations
Overview
As of December 31, 2015, we owned 10 office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 25 acres of undeveloped land, one office portfolio consisting of three office properties, one retail property, two apartment properties, two investments in undeveloped land encompassing an aggregate of 1,670 acres, one first mortgage loan and two investments in unconsolidated joint ventures. As of December 31, 2016, we owned 11 office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 25 acres of undeveloped land, one office portfolio consisting of three office properties, one office/flex/industrial portfolio consisting of 21 buildings, one retail property, two apartment properties, two investments in undeveloped land encompassing an aggregate of 1,670 acres, two investments in unconsolidated joint ventures and an investment in real estate debt securities. Our results of operations for the year ended December 31, 2016 may not be indicative of those in future periods as the occupancy in our properties has not been stabilized. As of December 31, 2016, our office and retail properties were collectively 86% occupied and our apartment properties were collectively 92% occupied.  However, due to the short outstanding weighted-average lease term in the portfolio of less than four years, we do not put significant emphasis on annual changes in occupancy (positive or negative) in the short run. Our underwriting and valuations are generally more sensitive to “terminal values” that may be realized upon the disposition of the assets in the portfolio and less sensitive to ongoing cash flows generated by the portfolio in the years leading up to an eventual sale. There are no guarantees that occupancies of our assets will increase, or that we will recognize a gain on the sale of our assets. We funded the acquisitions of these investments with proceeds from our initial public offering and debt financing. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of leasing additional space and acquiring additional assets but decrease due to disposition activity.
Comparison of the year ended December 31, 2016 versus the year ended December 31, 2015

	For the Years Ended December 31,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions/ Originations/Dispositions (1)	$ Change Due to Investments Held Throughout Both Periods (2)
	2016	2015
Rental income	$106,330	$88,543	$17,787	20%	$12,352	$5,435
Tenant reimbursements	20,762	18,313	2,449	13%	2,129	320
Interest income from real estate loan receivable	3,655	1,968	1,687	86%	—	1,687
Interest income from real estate debt securities	110	—	110	n/a	110	—
Other operating income	3,387	3,304	83	3%	(35)	118
Operating, maintenance, and management costs	41,906	37,512	4,394	12%	3,189	1,205
Real estate taxes and insurance	16,887	14,565	2,322	16%	1,765	557
Asset management fees to affiliate	9,628	8,348	1,280	15%	1,056	224
Real estate acquisition fees to affiliate	2,964	—	2,964	n/a	2,964	n/a
Real estate acquisition fees and expenses	543	—	543	n/a	542	n/a
General and administrative expenses	5,781	3,246	2,535	78%	n/a	n/a
Foreign currency transaction loss, net	2,997	—	2,997	n/a	n/a	n/a
Depreciation and amortization	52,051	44,739	7,312	16%	7,878	(566)
Interest expense	29,249	14,986	14,263	95%	n/a	n/a
Other income	—	5,085	(5,085)	n/a	n/a	n/a
Gain on sale of real estate, net	—	13,665	(13,665)	n/a	(13,665)	n/a
_____________________
(1) Represents the dollar amount increase (decrease) for year ended December 31, 2016 compared to the year ended December 31, 2015 related to real estate and real estate related investments acquired, repaid or disposed on or after January 1, 2015.
(2) Represents the dollar amount increase (decrease) for the year ended December 31, 2016 compared to the year ended December 31, 2015 with respect to real estate and real estate-related investments owned by us during the entirety of both periods presented.
Rental income and tenant reimbursements increased from $88.5 million and $18.3 million, respectively, for the year ended December 31, 2015 to $106.3 million and $20.8 million, respectively, for the year ended December 31, 2016, primarily as a result of the growth in our real estate portfolio and as a result of an increase in occupancy from 84% as of December 31, 2015 to 87% as of December 31, 2016 related to properties (excluding apartments) held throughout both periods. In addition, annualized base rent per square foot increased from $21.36 as of December 31, 2015 to $22.02 as of December 31, 2016 related to properties (excluding apartments) held throughout both periods. We expect rental income and tenant reimbursements to increase in future periods as a result of owning real estate acquired in 2016 for an entire period, anticipated future acquisitions of real estate and leasing additional space but to decrease to the extent we dispose of properties.

Interest income from our real estate loan receivable, recognized using the interest method, increased from $2.0 million for the year ended December 31, 2015 to $3.7 million for the year ended December 31, 2016, primarily as a result of our recognition and collection of default interest during the year ended December 31, 2016. On June 30, 2015, the University House First Mortgage Loan matured without repayment. On July 1, 2015, we provided notice to the borrower of default. We determined the real estate loan receivable to be impaired and recognized interest income from our real estate loan receivable on a cash basis. On April 21, 2016, we entered into an assignment of mortgage to assign the University House First Mortgage Loan to an assignee unaffiliated with us or our advisor. On April 22, 2016, we received $31.6 million in connection with the assignment of the University House First Mortgage Loan. The proceeds received from the assignment reflects the entire principal balance and interest due, including any default interest, as of April 21, 2016, plus any legal costs incurred by us in connection with the assignment.
Property operating costs and real estate taxes and insurance increased from $37.5 million and $14.6 million, respectively, for the year ended December 31, 2015 to $41.9 million and $16.9 million, respectively, for the year ended December 31, 2016, primarily as a result of the growth in our real estate portfolio. We expect property operating costs and real estate taxes and insurance to increase in future periods as a result of owning real estate acquired in 2016 for an entire period, anticipated future acquisitions of real estate, increasing occupancy of our real estate assets and inflation but to decrease to the extent we dispose of properties.
Asset management fees increased from $8.3 million for the year ended December 31, 2015 to $9.6 million for the year ended December 31, 2016, primarily as a result of the growth in our real estate portfolio. We expect asset management fees to increase in future periods as a result of owning real estate acquired in 2016 for an entire period, anticipated future acquisitions of real estate and capital expenditures but to decrease to the extent we dispose of properties. All asset management fees incurred as of December 31, 2016 have been paid.
Real estate acquisition fees and expenses to affiliates and non-affiliates were $3.5 million for the year ended December 31, 2016. We did not acquire any real estate for the year ended December 31, 2015 and, therefore, did not incur any acquisition fees or expenses during the period. During the year ended December 31, 2016, we acquired two real estate properties for $293.8 million. We expect real estate acquisition fees and expenses to vary in future periods based upon acquisition activity.
General and administrative expenses increased from $3.2 million for the year ended December 31, 2015 to $5.8 million for the year ended December 31, 2016, primarily due to increased legal and auditor costs as a result of our ongoing Israeli securities law compliance requirements related to our outstanding bonds. We expect general and administrative expenses to fluctuate based on our legal expenses and investment and disposition activity.
We recognized $3.0 million of foreign currency transaction loss, net for the year ended December 31, 2016 related to the issuance of Series A debentures in Israel, consisting of $3.9 million foreign currency transaction loss as a result of our foreign currency collars, partially offset by $0.9 million of foreign currency transaction income. These debentures are denominated in Israeli new Shekels and we expect to recognize foreign transaction gains and losses to the extent that we do not enter into a foreign currency collar or hedge. We did not recognize any foreign currency transaction gain or loss during the year ended December 31, 2015.
Depreciation and amortization increased from $44.7 million for the year ended December 31, 2015 to $52.1 million for the year ended December 31, 2016, primarily as a result of the growth in our real estate portfolio. We expect depreciation and amortization to increase in future periods as a result of owning real estate acquired in 2016 and anticipated future acquisitions of real estate for an entire period but to decrease as a result of amortization of tenant origination costs related to lease expirations and the disposition of properties.
Interest expense increased from $15.0 million for the year ended December 31, 2015 to $29.2 million for the year ended December 31, 2016, primarily due to increased borrowings as a result of our bond offering and additional mortgage financing. Excluded from interest expense was $2.0 million and $1.9 million of interest capitalized to our investments in undeveloped land during the year ended December 31, 2016 and 2015, respectively. Our interest expense in future periods will vary based on interest rate fluctuations, the amount of interest capitalized and our level of future borrowings, which will depend on the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.
During the year ended December 31, 2015, we received $5.9 million in proceeds from condemnation agreements. The carrying value of the condemned land was $0.8 million, resulting in a gain of $5.1 million, which is included in other income in the accompanying consolidated statements of operations.
During the year ended December 31, 2016, we had no dispositions. During the year ended December 31, 2015, we sold two office properties and 25.9 acres of undeveloped land that resulted in a gain on sale of $13.7 million.

Comparison of the year ended December 31, 2015 versus the year ended December 31, 2014

	For the Years Ended December 31,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions/ Originations/Dispositions (1)	$ Change Due to Investments Held Throughout Both Periods (2)
	2015	2014
Rental income	$88,543	$83,682	$4,861	6%	$138	$4,723
Tenant reimbursements	18,313	16,273	2,040	13%	152	1,888
Interest income from real estate loans receivable	1,968	3,366	(1,398)	(42)%	—	(1,398)
Other operating income	3,304	2,833	471	17%	593	(122)
Operating, maintenance, and management costs	37,512	35,957	1,555	4%	302	1,253
Real estate taxes and insurance	14,565	14,189	376	3%	(6)	382
Asset management fees to affiliate	8,348	7,648	700	9%	526	174
Real estate acquisition fees to affiliate	—	2,231	(2,231)	n/a	(2,231)	n/a
Real estate acquisition fees and expenses	—	2,177	(2,177)	n/a	(2,177)	n/a
General and administrative expenses	3,246	3,418	(172)	(5)%	n/a	n/a
Depreciation and amortization	44,739	47,063	(2,324)	(5)%	(707)	(1,617)
Interest expense	14,986	15,598	(612)	(4)%	(896)	284
Other income	5,085	(18)	5,103	n/a	n/a	n/a
Gain on sale of real estate, net	13,665	55	13,610	n/a	13,610	n/a
Impairment charges on real estate	—	579	(579)	n/a	—	(579)
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
Interest income from our real estate loan receivable, recognized using the interest method, decreased from $3.4 million for the year ended December 31, 2014 to $2.0 million for the year ended December 31, 2015. On June 30, 2015, our real estate loan receivable matured without repayment. On July 1, 2015, we provided notice to the borrower of default and may commence foreclosure proceedings on, or otherwise take title to, the property securing this loan. We determined the real estate loan receivable to be impaired and we will recognize interest income from our real estate loan receivable on a cash basis. As of December 31, 2015, we did not record a provision for loan losses related to the real estate loan receivable, as we believed the entire principal balance was recoverable.
Property operating costs and real estate taxes and insurance increased from $36.0 million and $14.2 million, respectively, for the year ended December 31, 2014 to $37.5 million and $14.6 million, respectively, for the year ended December 31, 2015, due to increases in occupancy, increases in assessed property values and inflation.
Asset management fees increased from $7.6 million for the year ended December 31, 2014 to $8.3 million for the year ended December 31, 2015, as a result of the growth in our investment portfolio and capital improvements, which increased the asset basis used to calculate asset management fees. All asset management fees incurred as of December 31, 2015 had been paid.
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
During the year ended December 31, 2015, we received $5.9 million in proceeds from condemnation agreements. The carrying value of the condemned land was $0.8 million, resulting in a gain of $5.1 million, which was included in other income in the accompanying consolidated statements of operations.
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
Although MFFO includes other adjustments, the exclusion of straight-line rent, the amortization of above- and below-market leases, the amortization of discounts and closing costs, acquisition fees and expenses, mark to market foreign currency transaction adjustment and prepayment fees related to the extinguishment of debt are the most significant adjustments for the periods presented.  We have excluded these items based on the following economic considerations:

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

•
Acquisition fees and expenses.  Acquisition fees and expenses related to the acquisition of real estate are expensed.  Although these amounts reduce net income, we exclude them from MFFO to more appropriately present the ongoing operating performance of our real estate investments on a comparative basis.  Additionally, acquisition costs have been funded from the proceeds from our now terminated initial public offering and debt financings, including proceeds from our bond offering in Israel, and not from our operations.  We believe this exclusion is useful to investors as it allows investors to more accurately evaluate the sustainability of our operating performance;

•
Mark-to-market foreign currency transaction adjustments. The U.S. dollar is our functional currency. Transactions denominated in currency other than our functional currency are recorded upon initial recognition at the exchange rate on the date of the transaction. After initial recognition, monetary assets and liabilities denominated in foreign currency are remeasured at each reporting date into the foreign currency at the exchange rate on that date. In addition, we have entered into foreign currency collars that results in a foreign currency transaction adjustment. These amounts can increase or reduce net income. We exclude them from MFFO to more appropriately present the ongoing operating performance of our real estate investments on a comparative basis; and

•
Prepayment fees related to the extinguishment of debt. Prepayment fees related to the extinguishment of debt are generally included in interest expense. Although these amounts reduce net income, we exclude them from MFFO to more appropriately present the ongoing operating performance of our real estate investments on a comparative basis, as we do not believe that the infrequent payment of such fees is reflective of the ongoing operations of our portfolio of real estate investments.

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

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculations of MFFO and Adjusted MFFO, for the years ended December 31, 2016, 2015 and 2014 (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Year Ended December 31,
	2016	2015	2014
Net (loss) income attributable to common stockholders	$(28,918)	$2,444	$(23,194)
Depreciation of real estate assets	29,857	24,143	20,278
Amortization of lease-related costs	22,194	20,596	26,785
Impairment charges on real estate	—	—	579
Gain on sale of real estate, net	—	(13,665)	(55)
Adjustments for noncontrolling interests - consolidated entities (1)	(493)	3,218	(657)
Adjustments for investment in unconsolidated entity (2)	7,815	7,599	5,312
FFO attributable to common stockholders (3)	30,455	44,335	29,048
Straight-line rent and amortization of above- and below-market leases	(5,414)	(5,144)	(9,731)
Amortization of discounts and closing costs	(47)	(428)	(605)
Real estate acquisition fees to affiliate	2,964	—	2,231
Real estate acquisition fees and expenses	543	—	2,177
Amortization of net premium/discount on bond and notes payable	38	25	(1)
Prepayment fees related to the extinguishment of debt	—	250	332
Unrealized loss on derivative	3	—	—
Mark-to-market foreign currency transaction loss, net	2,997	—	—
Adjustments for noncontrolling interests - consolidated entities (1)	(20)	(52)	(135)
Adjustments for investment in unconsolidated entity (2)	(4,264)	(4,821)	(3,388)
MFFO attributable to common stockholders (3)	27,255	34,165	19,928
Other capitalized operating expenses (4)	(2,414)	(2,658)	(2,942)
Adjustments for noncontrolling interests - consolidated entities (1)	61	262	314
Adjusted MFFO attributable to common stockholders (3)	$24,902	$31,769	$17,300
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
(4) Reflects real estate taxes, property insurance and financing costs that are capitalized with respect to certain of our investments in undeveloped land.  During the periods in which we are incurring costs necessary to bring these investments to their intended use, certain normal recurring operating costs are capitalized in accordance with GAAP and not reflected in our net (loss) income, FFO and MFFO.
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

Distributions
Distributions declared, distributions paid and cash flows provided by operations were as follows during 2016 (in thousands, except per share amounts):

	Distribution Declared	Distributions Declared Per Share	Distributions Paid			Cash Flows Provided by Operations
Period			Cash	Reinvested	Total
First Quarter 2016	$5,472	$0.093	$2,271	$3,201	$5,472	$1,798
Second Quarter 2016	5,469	0.093	2,309	3,160	5,469	11,665
Third Quarter 2016	5,527	0.094	2,368	3,159	5,527	6,563
Fourth Quarter 2016	5,376	0.095	2,280	3,096	5,376	6,630
	$21,844	$0.375	$9,228	$12,616	$21,844	$26,656
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
On December 8, 2016, our board of directors authorized a distribution in the amount of $0.09426230 per share of common stock to stockholders of record as of the close of business on December 8, 2016. We paid this distribution on December 15, 2016 and this was the only distribution declared and paid during the fourth quarter of 2016.
For the year ended December 31, 2016, we paid aggregate distributions of $21.8 million, including $9.2 million of distributions paid in cash and $12.6 million of distributions reinvested through our dividend reinvestment plan. Our net loss attributable to common stockholders for the year ended December 31, 2016 was $28.9 million and cash flow provided by operations was $26.7 million. Our cumulative distributions and net loss attributable to common stockholders from inception through December 31, 2016 are $104.8 million and $57.5 million, respectively. We have funded our cumulative distributions, which includes net cash distributions and distributions reinvested by stockholders, with proceeds from debt financing of $18.7 million, proceeds from the dispositions of property of $13.7 million and cash provided by operations of $72.4 million. To the extent that we pay distributions from sources other than our cash flow from operations or gains from asset sales, we will have fewer funds available for investment in real estate-related loans, opportunistic real estate, real estate-related debt securities and other real estate-related investments, the overall return to our stockholders may be reduced and subsequent investors may experience dilution.
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

Real Estate Debt Securities
Interest income on our real estate debt securities is recognized on an accrual basis over the life of the investment using the interest method. Direct origination or acquisition fees and costs, as well as acquisition premiums or discounts, are amortized over the term of the securities as an adjustment to interest income. Income is recognized at an interest rate equivalent to the estimated yield on the real estate debt security, as calculated using the carrying value of the real estate debt security and the expected cash flows. Changes in estimated cash flows are recognized through an adjustment to the yield on the real estate debt security on a prospective basis. Projecting cash flows for these types of real estate debt securities requires a significant amount of assumptions and judgment, which may have a significant impact on the amount and timing of revenue recognized on these investments. We place real estate debt securities on nonaccrual status when any portion of principal or interest is 90 days past due, or earlier when concern exists as to the ultimate collection of principal or interest. When a real estate debt security is placed on nonaccrual status, we reserve for any unpaid accrued interest and generally do not recognize subsequent interest income until cash is received, or the real estate debt security returns to accrual status.  We will resume the accrual of interest if we determine that the collection of interest, according to the contractual terms of the real estate debt security, is probable.
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
Insurance Proceeds for Property Damages
We maintain an insurance policy that provides coverage for property damages and business interruption.  Losses due to physical damages are recognized during the accounting period in which they occur, while the amount of monetary assets to be received from the insurance policy is recognized when receipt of insurance recoveries is probable.  Losses, which are reduced by the related probable insurance recoveries, are recorded as operating, maintenance and management expenses on the accompanying consolidated statements of operations.  Anticipated proceeds in excess of recognized losses would be considered a gain contingency and recognized when the contingency related to the insurance claim has been resolved.  Anticipated recoveries for lost rental revenue due to property damages are also considered to be a gain contingency and recognized when the contingency related to the insurance claim has been resolved.

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
Real Estate Debt Securities
We classify our investment in real estate debt securities as held to maturity, as we have the intent and ability to hold this investment until maturity. Our real estate debt securities are recorded at amortized cost, net of other-than-temporary impairment (if any), and evaluated for other-than-temporary impairment at each balance sheet date.  The amortized cost of a real estate debt security is the outstanding unpaid principal balance, net of unamortized acquisition premiums or discounts and unamortized costs and fees directly associated with the origination or acquisition of the real estate debt security.  The amount of other-than-temporary impairment, if any, will be measured by comparing the amortized cost of the real estate debt security to the present value of the expected cash flows discounted at the real estate debt security’s effective interest rate, the real estate debt security’s observable market price, or the fair value of the collateral if the real estate debt security is collateral dependent and collection of principal and interest is not assured.  If a real estate debt security is deemed to be other-than-temporarily impaired, we will record an other-than-temporary impairment on the consolidated statements of operations.

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
Fair Value Measurements
Under GAAP, we are required to measure certain financial instruments at fair value on a recurring basis. In addition, we are required to measure other non-financial and financial assets at fair value on a non-recurring basis (e.g., carrying value of impaired real estate loans receivable and long-lived assets). Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The GAAP fair value framework uses a three-tiered approach. Fair value measurements are classified and disclosed in one of the following three categories:

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
Acquisition and Financing of Crown Pointe
On February 14, 2017, we, through an indirect wholly owned subsidiary (the "Buyer"), acquired an office property consisting of two office buildings containing an aggregate of 499,968 rentable square feet in Dunwoody, Georgia (“Crown Pointe”). The seller is not affiliated with us or our external advisor.
The purchase price of Crown Pointe was $83.4 million plus closing costs. We funded the purchase of Crown Pointe with proceeds from our offering of Series A debentures to investors in Israel and proceeds from the Crown Pointe Mortgage Loan (defined below).
Crown Pointe is comprised of two office buildings that were built in 1985 and 1989 and were 72% leased to 59 tenants with a weighted-average remaining lease term of 3.5 years at acquisition.
On February 14, 2017, in connection with the acquisition of Crown Pointe, the Buyer entered into a loan agreement with an unaffiliated lender (the “Lender”) for borrowings of up to $62.5 million, secured by Crown Pointe (the “Crown Pointe Mortgage Loan”). At closing, $50.5 million of the Crown Pointe Mortgage Loan was funded. Of the remaining $12.0 million available under the Crown Pointe Mortgage Loan, $9.5 million is available for future disbursements to be used for tenant improvements and leasing commissions and $2.5 million is available as an earn-out advance, subject to certain terms and conditions contained in the loan documents.

The Crown Pointe Mortgage Loan matures on February 13, 2020, with two 12-month extension options, subject to certain terms and conditions contained in the loan documents and the payment of an extension fee. The Crown Pointe Mortgage Loan bears interest at a floating rate of 2.6% over one-month LIBOR. In addition, we entered into an interest rate cap that effectively limits one-month LIBOR on $46.9 million of the outstanding loan balance at 3.0% effective February 21, 2017 through February 13, 2020. Monthly payments are interest only during the initial term with the entire unpaid principal balance and all outstanding interest and fees due at maturity.
KBS SOR Properties, LLC, our separate wholly owned subsidiary through which we indirectly own all of our real estate assets (“KBS SOR Properties”), provided a guaranty of 25% of the outstanding principal balance of the Crown Pointe Mortgage Loan, which guaranty amount can be reduced to zero upon certain conditions being met. KBS SOR Properties provided a guaranty of the Crown Pointe Mortgage Loan with respect to certain potential deficiencies, losses or damages suffered by the lender resulting from certain intentional acts committed by the Buyer or KBS SOR Properties in violation of the loan documents. KBS SOR Properties also provided a guaranty of the principal balance and any interest or other sums outstanding under the Crown Pointe Mortgage Loan in the event of certain bankruptcy or insolvency proceedings involving the Buyer.
110 William Street Refinancing
On December 23, 2013, we, through an indirect wholly owned subsidiary, and SREF III 110 William JV, LLC (the “110 William JV Partner”), entered into an agreement to form a joint venture (the “110 William Joint Venture”). On May 2, 2014, the 110 William Joint Venture acquired an office property containing 928,157 rentable square feet located on approximately 0.8 acres of land in New York, New York (“110 William Street”). We own a 60% equity interest in the 110 William Joint Venture.
On May 2, 2014, in connection with the acquisition of 110 William Street, the 110 William Joint Venture assumed a mortgage loan with a face amount of $141.5 million and a mezzanine loan with a face amount of $20.0 million (the “110 William Street Existing Loans”).
On March 6, 2017, the 110 William Joint Venture closed the refinancing of the 110 William Street Existing Loans (the “Refinancing”). The 110 William Joint Venture repaid $156.0 million of principal related to the 110 William Street Existing Loans. The Refinancing was comprised of the following loans from unaffiliated lenders: (i) a mortgage loan in the maximum amount of up to $232.3 million from Morgan Stanley Bank, N.A., a national banking association (the “110 William Street Mortgage Loan”), (ii) a senior mezzanine loan in the maximum amount of up to $33.8 million from Morgan Stanley Mortgage Capital Holdings LLC, a New York limited liability company (the “110 William Street Senior Mezzanine Loan”), and (iii) a junior mezzanine loan in the maximum amount of up to $33.8 million from Morgan Stanley Mortgage Capital Holdings LLC, a New York limited liability company (the “110 William Street Junior Mezzanine Loan”).
The loans under the Refinancing mature on March 7, 2019, with three one-year extension options. The 110 William Street Mortgage Loan bears interest at a floating rate of 2.2472% over one-month LIBOR. The 110 William Street Senior Mezzanine Loan and the 110 William Street Junior Mezzanine Loan bear interest at a floating rate of 6.25% over one-month LIBOR. The 110 William Joint Venture entered into three interest rate caps that effectively limit one-month LIBOR at 3.00% on $275.0 million of the Refinancing amount as of the effective date, up to $300.0 million, accreting according to a notional schedule, effective March 6, 2017 through March 7, 2019. The loans under the Refinancing have monthly payments that are interest-only with the entire unpaid principal balance and all outstanding interest and fees due at maturity. The 110 William Joint Venture has the right to prepay the loans in whole at any time or in part from time to time to the extent necessary, subject to the payment of certain expenses potentially incurred by the lender as a result of the prepayment, the payment of a prepayment premium and breakage costs in certain circumstances, and certain other conditions contained in the loan documents. At closing, $205.0 million had been disbursed from the 110 William Street Mortgage Loan to the 110 William Joint Venture with $27.3 million remaining available for future disbursements to be used for tenant improvements, leasing commissions and capital improvements, subject to certain terms and conditions contained in the loan documents. At closing, $29.85 million had been disbursed from the 110 William Street Senior Mezzanine Loan to the 110 William Joint Venture and $29.85 million had been disbursed from the 110 William Junior Mezzanine Loan to the 110 William Joint Venture, with $4.0 million remaining available under the 110 William Street Senior Mezzanine Loan and $4.0 million remaining available under the 110 William Street Junior Mezzanine Loan for future disbursements to be used for tenant improvements, leasing commissions and capital improvements, subject to certain terms and conditions contained in the loan documents under the 110 William Street Senior Mezzanine Loan and the 110 William Street Junior Mezzanine Loan.
Distribution Declared
On March 9, 2017, our board of directors authorized a distribution in the amount of $0.09246575 per share of common stock to stockholders of record as of the close of business on March 13, 2017. We expect to pay this distribution on March 16, 2017.

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
The table below summarizes the book value and the interest rate of our real estate debt securities; the notional amounts and average strike rates of our derivative instruments; and outstanding principal balance and the weighted average interest rates for our notes and bond payable for each category based on the maturity dates as of December 31, 2016 (dollars in thousands):

	Maturity Date						Total Value
	2017	2018	2019	2020	2021	Thereafter		Fair Value
Assets
Real estate debt securities, book value
Real estate debt securities - fixed rate	$—	$—	$4,683	$—	$—	$—	$4,683	$4,683
Annual effective interest rate (1)	—	—	13.1%	—	—	—	13.1%

Interest rate cap, notional amount	$—	$115,500	$—	$—	$—	$—	$115,500	$12
Strike rate (2)	—	3.0%	—	—	—	—	3.0%

Liabilities
Notes and Bonds Payable, principal outstanding
Fixed rate	$—	$—	$—	$—	$—	$283,278	$283,278	$285,936
Average interest rate (3)	—	—	—	—	—	4.3%	4.3%
Variable rate	$400,475	$195,977	$—	$83,200	$—	$—	$679,652	$678,609
Average interest rate (3)	2.7%	3.1%	—	3.1%	—	—	2.9%

Foreign currency collars, notional amount	$250,000	$—	$—	$—	$—	$—	$250,000	$3,910
Average strike rate - ILS - USD	3.69 - 3.79	—	—	—	—	—	3.69 - 3.79
_____________________
(1) The annual effective interest rate represents the actual interest income recognized during 2016 using the interest method, divided by the average amortized cost basis of the investments.
(2) The strike rate caps one-month LIBOR on the applicable notional amount.
(3) Average interest rate is the weighted-average interest rate. Weighted-average interest rate as of December 31, 2016 is calculated as the actual interest rate in effect at December 31, 2016 (consisting of the contractual interest rate and the effect of contractual floor rates, if applicable), using interest rate indices at December 31, 2016, where applicable.
As of December 31, 2016, we had entered into four foreign currency collars to hedge against a change in the exchange rate of the Israeli new Shekel versus the U.S. Dollar. The foreign currency collars expire in August 2017 and have an aggregate U.S. Dollar notional amount of $250.0 million. The foreign currency collars consist of purchased call options to buy Israeli new Shekels ranging from 3.6686 to 3.7245 and sold put options to sell the Israeli new Shekels ranging from 3.7695 to 3.826. The foreign currency collars are intended to permit us to exchange, on the settlement date of the collars and net of the effect of the collars, $250.0 million for an amount of Israeli new Shekels ranging from 923.1 million to 948.4 million.

As of December 31, 2016, we held 0.2 million Israeli new Shekels and 21.8 million Israeli new Shekels in cash and restricted cash, respectively. In addition, as of December 31, 2016, we had bonds outstanding and the related interest payable in the amounts of 970.2 million Israeli new Shekels and 13.8 million Israeli new Shekels, respectively. Foreign currency exchange rate risk is the possibility that our financial results could be better or worse than planned because of changes in foreign currency exchange rates. Based solely on the remeasurement for the year ended December 31, 2016, if foreign currency exchange rates were to increase or decrease by 10%, our net income would increase or decrease by approximately $22.7 million and $27.7 million for the same period, respectively. The foreign currency transaction income or loss as a result of the change in foreign currency exchange rates does not take into account any gains or losses on our foreign currency collars as a result of such change, which would reduce our foreign currency exposure.
We borrow funds at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of December 31, 2016, the fair value of our KBS SOR (BVI) Holdings, Ltd. Series A Debentures was $253.1 million and the outstanding principal balance was $251.8 million. As of December 31, 2016, excluding the KBS SOR (BVI) Holdings, Ltd. Series A Debentures, the fair value of our fixed rate debt was $32.8 million and the outstanding principal balance of our fixed rate debt was $31.5 million.  The fair value estimate of our KBS SOR (BVI) Holdings, Ltd. Series A Debentures was calculated using the quoted bond price as of December 31, 2016 on the Tel Aviv Stock Exchange of 100.52 Israeli new Shekels. The fair value estimate of our fixed rate debt was calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of December 31, 2016.  As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting changes in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on variable rate debt and loans receivable would change our future earnings and cash flows, but would not significantly affect the fair value of those instruments.  However, changes in required risk premiums would result in changes in the fair value of floating rate instruments.  As of December 31, 2016, we were exposed to market risks related to fluctuations in interest rates on $679.7 million of variable rate debt outstanding. As of December 31, 2016, we had entered into an interest rate cap with a notional amount of $115.5 million that effectively limits one-month LIBOR at 3.0% effective October 14, 2016 through October 14, 2018. Based on interest rates as of December 31, 2016, if interest rates were 100 basis points higher during the 12 months ending December 31, 2017, interest expense on our variable rate debt would increase by $6.8 million.  As of December 31, 2016, one-month LIBOR was 0.77167% and if the LIBOR index was reduced to 0% during the 12 months ending December 31, 2017, interest expense on our variable rate debt would decrease by $5.2 million.
The weighted-average interest rates of our fixed rate debt and variable rate debt as of December 31, 2016 were 4.3% and 2.9%, respectively. The interest rate and weighted-average interest rate represent the actual interest rate in effect as of December 31, 2016 (consisting of the contractual interest rate and the effect of contractual floor rates, if applicable), using interest rate indices as of December 31, 2016 where applicable.
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
In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).
Based on its assessment, our management believes that, as of December 31, 2016, our internal control over financial reporting was effective based on those criteria. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
As of the year ended December 31, 2016, all items required to be disclosed under Form 8-K were reported under Form 8-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Code of Conduct and Ethics
We have adopted a Code of Conduct and Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. Our Code of Conduct and Ethics can be found at http://www.kbsstrategicopportunityreit.com.
The other information required by this Item is incorporated by reference from our definitive proxy statement for our 2017 annual meeting of stockholders (the "2017 Proxy Statement") or will be provided in an amendment filed on Form 10-K/A.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from our 2017 Proxy Statement or will be provided in an amendment filed on Form 10-K/A.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference from our 2017 Proxy Statement or will be provided in an amendment filed on Form 10-K/A.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference from our 2017 Proxy Statement or will be provided in an amendment filed on Form 10-K/A.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated by reference from our 2017 Proxy Statement or will be provided in an amendment filed on Form 10-K/A.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)    Financial Statement Schedules
See the Index to Financial Statements at page F-1 of this report.
The following financial statement schedule is included herein at pages F-42 through F-44 of this report:
Schedule III - Real Estate Assets and Accumulated Depreciation and Amortization
(b)    Exhibits

Ex.	Description

3.1	Second Articles of Amendment and Restatement, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed February 4, 2010

3.2	Second Amended and Restated Bylaws, incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed November 17, 2016

4.1
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, Commission File No. 333-156633

4.2
Fifth Amended and Restated Dividend Reinvestment Plan, incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2015, filed May 14, 2015

10.1
Underwriting Agreement, dated March 3, 2016, by and among KBS SOR (BVI) Holdings, Ltd and Poalim I.B.I Underwriting and Issuing Ltd. and Leumi Partners Underwriting, incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed March 4, 2016

10.2
Deed of Trust, between KBS SOR (BVI) Holdings, Ltd. and Reznik Paz Nevo Trusts Ltd., incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2016, filed May 11, 2016

10.3
Agreement of Purchase and Sale by and between Calwest Industrial Properties, LLC and KBS Capital Advisors LLC, dated April 13, 2016, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the six months ended June 30, 2016, filed August 12, 2016

10.4
Assignment and Assumption of Purchase Agreement between KBS Capital Advisors LLC and KBS SOR Westpark Portfolio LLC, dated April 21, 2016, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the six months ended June 30, 2016, filed August 12, 2016

10.5
Purchase and Sale Agreement between Pacific EIH Sacramento LLC and KBS Capital Advisors LLC, dated April 28, 2016, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the six months ended June 30, 2016, filed August 12, 2016

10.6
Assignment and Assumption of Purchase Agreement between KBS Capital Advisors LLC and KBS SOR 353 Sacramento Street LLC, dated May 9, 2016, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the six months ended June 30, 2016, filed August 12, 2016

10.7
Advisory Agreement, by and between the Company and KBS Capital Advisors LLC, dated October 8, 2016, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2016, filed November 14, 2016

21.1	Subsidiaries of the Company

23.1	Consent of Ernst & Young LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

Ex.	Description
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Tenth Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed December 15, 2016

99.3	Consent of Duff & Phelps, LLC

99.4	Consent of Landauer Services, LLC

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
KBS Strategic Opportunity REIT, Inc.

We have audited the accompanying consolidated balance sheets of KBS Strategic Opportunity REIT, Inc. (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule in Item 15(a), Schedule III - Real Estate Assets and Accumulated Depreciation and Amortization. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of KBS Strategic Opportunity REIT, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, the Company changed its presentation of restricted cash activities within the statement of cash flows as a result of the adoption of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” effective December 31, 2016.

/s/ Ernst & Young LLP

Irvine, California
March 10, 2017

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2016	2015
Assets
Real estate held for investment, net	$1,107,031	$822,514
Real estate loans receivable, net	—	27,850
Real estate debt securities, net	4,683	—
Total real estate and real estate-related investments, net	1,111,714	850,364
Cash and cash equivalents	40,432	23,058
Restricted cash	24,018	5,807
Investments in unconsolidated joint ventures	75,849	74,437
Rents and other receivables, net	28,264	24,487
Above-market leases, net	633	1,038
Prepaid expenses and other assets	29,206	25,023
Total assets	$1,310,116	$1,004,214
Liabilities and equity
Notes and bonds payable, net	$950,624	$547,323
Accounts payable and accrued liabilities	26,624	17,543
Due to affiliate	55	59
Below-market leases, net	6,551	2,735
Other liabilities	18,095	14,190
Redeemable common stock payable	12,617	3,715
Total liabilities	1,014,566	585,565
Commitments and contingencies (Note 15)
Redeemable common stock	—	9,859
Equity
KBS Strategic Opportunity REIT, Inc. stockholders' equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 56,775,767 and 58,696,115 shares issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	568	587
Additional paid-in capital	455,373	504,303
Cumulative distributions and net losses	(162,289)	(111,527)
Total KBS Strategic Opportunity REIT, Inc. stockholders’ equity	293,652	393,363
Noncontrolling interests	1,898	15,427
Total equity	295,550	408,790
Total liabilities and equity	$1,310,116	$1,004,214
See accompanying notes to consolidated financial statements.

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2016	2015	2014
Revenues:
Rental income	$106,330	$88,543	$83,682
Tenant reimbursements	20,762	18,313	16,273
Interest income from real estate loans receivable	3,655	1,968	3,366
Interest income from real estate debt securities	110	—	—
Other operating income	3,387	3,304	2,833
Total revenues	134,244	112,128	106,154
Expenses:
Operating, maintenance, and management	41,906	37,512	35,957
Real estate taxes and insurance	16,887	14,565	14,189
Asset management fees to affiliate	9,628	8,348	7,648
Real estate acquisition fees to affiliate	2,964	—	2,231
Real estate acquisition fees and expenses	543	—	2,177
General and administrative expenses	5,781	3,246	3,418
Foreign currency transaction loss, net	2,997	—	—
Depreciation and amortization	52,051	44,739	47,063
Interest expense	29,249	14,986	15,598
Impairment charges on real estate	—	—	579
Total expenses	162,006	123,396	128,860
Other income (loss):
Other interest income	44	18	22
Other income (loss)	—	5,085	(18)
Equity in loss of unconsolidated joint venture	(1,408)	(368)	(1,101)
Gain on sale of real estate, net	—	13,665	55
Total other (loss) income, net	(1,364)	18,400	(1,042)
Net (loss) income	(29,126)	7,132	(23,748)
Net loss (income) attributable to noncontrolling interests	208	(4,688)	554
Net (loss) income attributable to common stockholders	$(28,918)	$2,444	$(23,194)
Net (loss) income per common share, basic and diluted	$(0.50)	$0.04	$(0.39)
Weighted-average number of common shares outstanding, basic and diluted	58,273,335	59,656,667	59,714,540
See accompanying notes to consolidated financial statements.

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended December 31,
	2016	2015	2014
Net (loss) income	$(29,126)	$7,132	$(23,748)
Other comprehensive income:
Unrealized gain on real estate securities	—	—	9
Total other comprehensive income	—	—	9
Total comprehensive (loss) income	(29,126)	7,132	(23,739)
Total comprehensive loss (income) attributable to noncontrolling interests	208	(4,688)	554
Total comprehensive (loss) income attributable to common stockholders	$(28,918)	$2,444	$(23,185)
See accompanying notes to consolidated financial statements.

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands)

			Additional Paid-in Capital	Cumulative Distributions and Net Losses	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Common Stock
	Shares	Amounts
Balance, December 31, 2013	59,619,000	$596	$512,036	$(52,801)	$(9)	$459,822	$14,864	$474,686
Net loss	—	—	—	(23,194)	—	(23,194)	(554)	(23,748)
Other comprehensive income	—	—	—	—	9	9	—	9
Issuance of common stock	901,146	9	9,902	—	—	9,911	—	9,911
Transfers from redeemable common stock	—	—	7,662	—	—	7,662	—	7,662
Redemptions of common stock	(475,817)	(5)	(5,099)	—	—	(5,104)	—	(5,104)
Distributions declared	—	—	—	(15,696)	—	(15,696)	—	(15,696)
Other offering costs	—	—	(12)	—	—	(12)	—	(12)
Noncontrolling interests contributions	—	—	—	—	—	—	2,585	2,585
Distributions to noncontrolling interest	—	—	—	—	—	—	(157)	(157)
Balance, December 31, 2014	60,044,329	$600	$524,489	(91,691)	—	433,398	16,738	450,136
Net income	—	—	—	2,444	—	2,444	4,688	7,132
Issuance of common stock	1,114,532	11	13,562	—	—	13,573	—	13,573
Transfers to redeemable common stock	—	—	(3,663)	—	—	(3,663)	—	(3,663)
Redemptions of common stock	(2,462,746)	(24)	(30,076)	—	—	(30,100)	—	(30,100)
Distributions declared	—	—	—	(22,280)	—	(22,280)	—	(22,280)
Other offering costs			(9)	—	—	(9)	—	(9)
Noncontrolling interests contributions	—	—	—	—	—	—	1,343	1,343
Distributions to noncontrolling interests	—	—	—	—	—	—	(7,342)	(7,342)
Balance, December 31, 2015	58,696,115	$587	$504,303	$(111,527)	$—	$393,363	$15,427	$408,790
Net loss	—	—	—	(28,918)	—	(28,918)	(208)	(29,126)
Issuance of common stock	938,662	9	12,607	—	—	12,616	—	12,616
Transfers from redeemable common stock	—	—	957	—	—	957	—	957
Redemptions of common stock	(2,859,010)	(28)	(38,545)	—	—	(38,573)	—	(38,573)
Distributions declared	—	—	—	(21,844)	—	(21,844)	—	(21,844)
Acquisitions of noncontrolling interests	—	—	(23,942)	—	—	(23,942)	(14,044)	(37,986)
Other offering costs	—	—	(7)	—	—	(7)	—	(7)
Noncontrolling interests contributions	—	—	—	—	—	—	803	803
Distributions to noncontrolling interests	—	—	—	—	—	—	(80)	(80)
Balance, December 31, 2016	56,775,767	$568	$455,373	$(162,289)	$—	$293,652	$1,898	$295,550
See accompanying notes to consolidated financial statements.

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2016	2015	2014
Cash Flows from Operating Activities:
Net (loss) income	$(29,126)	$7,132	$(23,748)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss due to property damages	1,938	2,260	707
Equity in loss of unconsolidated joint venture	1,408	368	1,101
Depreciation and amortization	52,051	44,739	47,063
Impairment charges on real estate	—	—	579
Non-cash interest income on real estate related investments	—	(428)	(614)
Gain on sale of real estate, net	—	(13,665)	(55)
Other income	—	(5,085)	—
Unrealized loss on derivative instrument	3	—	—
Deferred rent	(3,084)	(4,499)	(8,392)
Bad debt expense	875	331	176
Amortization of above- and below-market leases, net	(2,330)	(645)	(1,339)
Amortization of deferred financing costs	4,289	2,703	2,778
Interest accretion on real estate securities	(47)	—	9
Net amortization of discount and (premium) on bond and notes payable	38	25	(1)
Foreign currency transaction loss, net	2,997	—	—
Changes in assets and liabilities:
Rents and other receivables	(2,128)	(1,126)	(1,817)
Prepaid expenses and other assets	(8,498)	(7,884)	(7,479)
Accounts payable and accrued liabilities	5,809	595	606
Due to affiliates	(4)	59	—
Other liabilities	2,465	975	2,711
Net cash provided by operating activities	26,656	25,855	12,285
Cash Flows from Investing Activities:
Acquisitions of real estate	(293,831)	—	(191,925)
Improvements to real estate	(30,581)	(35,548)	(33,873)
Proceeds from sales of real estate, net	—	38,772	1,393
Escrow deposits for future real estate purchases	(2,000)	—	—
Investments in real estate loans receivable	—	—	(5,850)
Principal proceeds from assignment of real estate loan receivable	27,850	—	—
Proceeds from condemnation proceeds	—	5,915	—
Insurance proceeds received for property damages	2,453	894	—
Principal repayments on real estate securities	—	—	333
Purchase of interest rate cap	(15)	—	—
Investment in unconsolidated joint venture	(2,820)	(2,760)	(58,987)
Distribution of capital from unconsolidated joint venture	—	—	2,179
Investment in real estate debt securities, net	(4,625)	—	—
Extension fee received on real estate loan receivable	—	—	935
Funding of development obligations	(2,926)	(515)	—
Net cash (used in) provided by investing activities	(306,495)	6,758	(285,795)
Cash Flows from Financing Activities:
Proceeds from notes and bonds payable	564,336	61,189	307,254
Principal payments on notes and bonds payable	(154,802)	(40,631)	(59,203)
Payments of deferred financing costs	(12,377)	(826)	(4,117)
Payments to redeem common stock	(38,573)	(30,100)	(5,104)
Payments of other offering costs	(865)	(9)	(12)
Distributions paid	(9,228)	(8,707)	(5,785)
Noncontrolling interests contributions	803	1,343	2,585
Distributions to noncontrolling interests	(80)	(7,342)	(157)
Acquisitions of noncontrolling interests	(37,986)	—	—
Other financing proceeds, net	647	—	—
Net cash provided by (used in) financing activities	311,875	(25,083)	235,461
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3,549	—	—
Net increase (decrease) in cash, cash equivalents and restricted cash	35,585	7,530	(38,049)
Cash, cash equivalents and restricted cash, beginning of period	28,865	21,335	59,384
Cash, cash equivalents and restricted cash, end of period	$64,450	$28,865	$21,335
Supplemental Disclosure of Cash Flow Information:
Interest paid, net of capitalized interest of $2,025, $1,856 and $1,987 for the years ended December 31, 2016, 2015 and 2014, respectively	$20,759	$12,265	$12,258
Supplemental Disclosure of Noncash Investing and Financing Activities:
Increase in development obligations	$—	$4,128	$—
Mortgage debt assumed in connection with real estate acquisition (at fair value)	$—	$—	$24,793
Application of escrow deposits to acquisition of real estate	$—	$—	$13,000
Increase in accrued improvements to real estate	$3,547	$—	$3,095
Increase in redeemable common stock payable	$8,902	$3,715	$—
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$12,616	$13,573	$9,911
See accompanying notes to consolidated financial statements.

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

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
Subject to certain restrictions and limitations, the business of the Company is externally managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement the Company renewed with the Advisor on October 8, 2016 (the “Advisory Agreement”). The Advisor conducts the Company’s operations and manages its portfolio of real estate, real estate-related debt securities and other real estate-related investments. The Advisor owns 20,000 shares of the Company’s common stock.
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
The Company sold 56,584,976 shares of common stock in its primary offering for gross offering proceeds of $561.7 million. As of December 31, 2016, the Company had sold 6,035,170 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $65.4 million. Also, as of December 31, 2016, the Company had redeemed 6,140,622 shares sold in the Offering for $77.0 million. Additionally, on December 29, 2011 and October 23, 2012, the Company issued 220,994 shares and 55,249 shares of common stock, respectively, for $2.0 million and $0.5 million, respectively, in private transactions exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933.
On March 2, 2016, KBS Strategic Opportunity BVI filed a final prospectus with the Israel Securities Authority for a proposed offering of up to 1,000,000,000 Israeli new Shekels of Series A debentures (the “Debentures”) at an annual interest rate not to exceed 4.25%. On March 1, 2016, KBS Strategic Opportunity BVI commenced the institutional tender of the Debentures and accepted application for 842.5 million Israeli new Shekels. On March 7, 2016, KBS Strategic Opportunity BVI commenced the public tender of the Debentures and accepted 127.7 million Israeli new Shekels.  In the aggregate, KBS Strategic Opportunity BVI accepted 970.2 million Israeli new Shekels (approximately $249.2 million as of March 8, 2016) in both the institutional and public tenders at an annual interest rate of 4.25%.  KBS Strategic Opportunity BVI issued the Debentures on March 8, 2016. The terms of the Debentures require principal installment payments equal to 20% of the face value of the Debentures on March 1st of each year from 2019 to 2023.
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
As of December 31, 2016, the Company owned 11 office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 25 acres of undeveloped land, one office portfolio consisting of three office properties, one office/flex/industrial portfolio consisting of 21 buildings, one retail property, two apartment properties, two investments in undeveloped land encompassing an aggregate of 1,670 acres, two investments in unconsolidated joint ventures and an investment in real estate debt securities.

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

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
Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of prior periods. During the year ended December 31, 2016, the Company elected to early adopt ASU No. 2016-18 (as defined below).  As a result, the Company no longer presents transfers between cash and restricted cash in the consolidated statements of cash flows.  Instead, restricted cash is included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the consolidated statements of cash flows.
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
December 31, 2016

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
Real Estate Debt Securities
Interest income on the Company’s real estate debt securities is recognized on an accrual basis over the life of the investment using the interest method. Direct origination or acquisition fees and costs, as well as acquisition premiums or discounts, are amortized over the term of the securities as an adjustment to interest income. Income is recognized at an interest rate equivalent to the estimated yield on the real estate debt security, as calculated using the carrying value of the real estate debt security and the expected cash flows. Changes in estimated cash flows are recognized through an adjustment to the yield on the real estate debt security on a prospective basis. Projecting cash flows for these types of real estate debt securities requires a significant amount of assumptions and judgment, which may have a significant impact on the amount and timing of revenue recognized on these investments. The Company places real estate debt securities on nonaccrual status when any portion of principal or interest is 90 days past due, or earlier when concern exists as to the ultimate collection of principal or interest. When a real estate debt security is placed on nonaccrual status, the Company reserves for any unpaid accrued interest and generally does not recognize subsequent interest income until cash is received, or the real estate debt security returns to accrual status.  The Company will resume the accrual of interest if it determines that the collection of interest, according to the contractual terms of the real estate debt security, is probable.
Cash and Cash Equivalents
The Company recognizes interest income on its cash and cash equivalents as it is earned and records such amounts as other interest income.

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

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
December 31, 2016

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
Impairment of Real Estate and Related Intangible Assets and Liabilities
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets and liabilities may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, the Company assesses the recoverability by estimating whether the Company will recover the carrying value of the real estate and related intangible assets and liabilities through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities. The Company did not record any impairment losses on its real estate and related intangible assets and liabilities during the years ended December 31, 2016 and 2015. During the year ended December 31, 2014, the Company recorded an impairment charge of $0.6 million with respect to one real estate property, which was sold on September 10, 2015.
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
Insurance Proceeds for Property Damages
The Company maintains an insurance policy that provides coverage for property damages and business interruption.  Losses due to physical damages are recognized during the accounting period in which they occur, while the amount of monetary assets to be received from the insurance policy is recognized when receipt of insurance recoveries is probable.  Losses, which are reduced by the related probable insurance recoveries, are recorded as operating, maintenance and management expenses on the accompanying consolidated statements of operations.  Anticipated proceeds in excess of recognized losses would be considered a gain contingency and recognized when the contingency related to the insurance claim has been resolved.  Anticipated recoveries for lost rental revenue due to property damages are also considered to be a gain contingency and recognized when the contingency related to the insurance claim has been resolved.
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
December 31, 2016

Real Estate Loans Receivable and Loan Loss Reserves
The Company’s real estate loans receivable are recorded at amortized cost, net of loan loss reserves (if any), and evaluated for impairment at each balance sheet date. The amortized cost of a real estate loan receivable is the outstanding unpaid principal balance, net of unamortized acquisition premiums or discounts and unamortized costs and fees directly associated with the origination or acquisition of the loan. The amount of impairment, if any, will be measured by comparing the amortized cost of the loan to the present value of the expected cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent and collection of principal and interest is not assured. If a loan is deemed to be impaired, the Company will record a loan loss reserve and a provision for loan losses to recognize impairment. As of December 31, 2016, there was no loan loss reserve and the Company did not record any impairment losses related to its real estate loans receivable during the years ended December 31, 2016, 2015 and 2014.
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
Real Estate Debt Securities
The Company classifies its investment in real estate debt securities as held to maturity as the Company has the intent and ability to hold this investment until maturity. The Company’s real estate debt securities are recorded at amortized cost, net of other-than-temporary impairment (if any), and evaluated for other-than-temporary impairment at each balance sheet date.  The amortized cost of a real estate debt security is the outstanding unpaid principal balance, net of unamortized acquisition premiums or discounts and unamortized costs and fees directly associated with the origination or acquisition of the real estate debt security.  The amount of other-than-temporary impairment, if any, will be measured by comparing the amortized cost of the real estate debt security to the present value of the expected cash flows discounted at the real estate debt security’s effective interest rate, the real estate debt security’s observable market price, or the fair value of the collateral if the real estate debt security is collateral dependent and collection of principal and interest is not assured.  If a real estate debt security is deemed to be other-than-temporarily impaired, the Company will record an other-than-temporary impairment on the consolidated statements of operations.  As of December 31, 2016, the Company did not record any other-than-temporary impairment losses related to its real estate debt securities during the year ended December 31, 2016.
Investments in Unconsolidated Joint Ventures
Equity Method
The Company accounts for investments in unconsolidated joint venture entities in which the Company may exercise significant influence over, but does not control, using the equity method of accounting. Under the equity method, the investment is initially recorded at cost and subsequently adjusted to reflect additional contributions or distributions and the Company’s proportionate share of equity in the joint venture’s income (loss). The Company recognizes its proportionate share of the ongoing income or loss of the unconsolidated joint venture as equity in income (loss) of unconsolidated joint venture on the consolidated statements of operations. On a quarterly basis, the Company evaluates its investment in an unconsolidated joint venture for other-than-temporary impairments. As of December 31, 2016, the Company did not identify any indicators of impairment related to its unconsolidated real estate joint venture accounted for under the equity method.

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

Cost Method
The Company accounts for investments in unconsolidated joint venture entities in which the Company does not have the ability to exercise significant influence and has virtually no influence over partnership operating and financial policies using the cost method of accounting.  Under the cost method, income distributions from the partnership are recognized in other income.  Distributions that exceed the Company’s share of earnings are applied to reduce the carrying value of the Company’s investment and any capital contributions will increase the carrying value of the Company’s investment.  On a quarterly basis, the Company evaluates its cost method investment in an unconsolidated joint venture for other-than-temporary impairments.  The fair value of a cost method investment is not estimated if there are no identified events or changes in circumstances that would indicate a significant adverse effect on the fair value of the investment. As of December 31, 2016, the Company did not identify any indicators of impairment related to its unconsolidated real estate joint venture accounted for under the cost method.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Cash and cash equivalents are stated at cost, which approximates fair value. There were no restrictions on the use of the Company’s cash and cash equivalents as of December 31, 2016 and 2015.
The Company’s cash and cash equivalents balance exceeded federally insurable limits as of December 31, 2016. The Company monitors the cash balances in its operating accounts and adjusts the cash balances as appropriate; however, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.
Restricted Cash
Restricted cash is comprised of lender impound reserve accounts on the Company’s borrowings for security deposits, property taxes, insurance, debt service obligations and capital improvements and replacements.
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
December 31, 2016

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
December 31, 2016

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
On March 25, 2014, the Company’s board of directors approved an estimated value per share of the Company’s common stock of $11.27 (unaudited) based on the estimated value of the Company’s assets less the estimated value of the Company’s liabilities, or net asset value, divided by the number of shares outstanding as of December 31, 2013, with the exception of certain adjustments for actual and expected acquisition-related costs subsequent to December 31, 2013. Commencing on April 6, 2014, the purchase price per share under the DRP was $10.71.
On December 9, 2014, the Company’s board of directors approved an estimated value per share of the Company’s common stock of $12.24 (unaudited) based on the estimated value of the Company’s assets less the estimated value of the Company’s liabilities, or net asset value, divided by the number of shares outstanding as of September 30, 2014. Commencing December 29, 2014, the purchase price per share under the DRP was $11.63.
On May 12, 2015, the Company’s board of directors adopted a fifth amended and restated dividend reinvestment plan (the “Fifth Amended DRP”).  Pursuant to the Fifth Amended DRP, shares may be purchased at a price equal to the estimated value per share most recently announced in a public filing.  There were no other changes to the Fifth Amended DRP, which became effective on July 1, 2015.
On December 8, 2015, the Company’s board of directors approved an estimated value per share of the Company’s common stock of $13.44 (unaudited) based on the estimated value of the Company’s assets less the estimated value of the Company’s liabilities, or net asset value, divided by the number of shares outstanding as of September 30, 2015. Commencing January 4, 2016, the purchase price per share under the DRP was $13.44.
On December 8, 2016, the Company’s board of directors approved an estimated value per share of the Company’s common stock of $14.81 (unaudited) based on the estimated value of the Company’s assets less the estimated value of the Company’s liabilities, or net asset value, divided by the number of shares outstanding as of September 30, 2016. Commencing  on the next purchase date, the purchase price per share under the DRP was $14.81. No selling commissions or dealer manager fees will be paid on shares sold under the DRP.
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

•
During 2016, redemptions were limited to the amount of net proceeds from the sale of shares under the Company’s dividend reinvestment plan during 2015 plus an additional $25.0 million. The last $1.0 million of net proceeds from the dividend reinvestment plan during 2015 was reserved exclusively for shares redeemed in connection with a stockholder’s death, “qualifying disability,” or “determination of incompetence”. Any portion of this last $1.0 million not used to redeem shares in connection with a stockholder's death, "qualifying disability", or "determination of incompetence" were used to redeem shares not requested in connection with a stockholder’s death, “qualifying disability" or “determination of incompetence” during December 2016.

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

•
The Company may not redeem more than $3.0 million of shares in a given quarter (excluding shares redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence”). To the extent that the Company redeems less than $3.0 million of shares (excluding shares redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence”) in a given fiscal quarter, any remaining excess capacity to redeem shares in such fiscal quarter will be added to the Company’s capacity to otherwise redeem shares (excluding shares redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence”) during succeeding fiscal quarters.  The last $1.0 million of net proceeds from the dividend reinvestment plan during the prior year is reserved exclusively for shares redeemed in connection with a stockholder’s death, “qualifying disability,” or “determination of incompetence”. The share redemption plan also provides that, to the extent that in the last month of any calendar year the amount of redemption requests in connection with a stockholder’s death, “qualifying disability or “determination of incompetence” is less than the $1.0 million reserved for such redemptions under the share redemption plan, any excess funds may be used to redeem shares not requested in connection with a stockholder’s death, “qualifying disability or “determination of incompetence” during such month. The Company may increase or decrease this limit upon ten business days’ notice to stockholders.  The Company’s board of directors may approve an increase in this limit to the extent that the Company has received proceeds from asset sales or the refinancing of debt or for any other reason deemed appropriate by the board of directors.

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
Effective January 9, 2016, pursuant to the eighth amended and restated share redemption program, the Company redeemed shares at prices determined as follows:

•	97.5% of the Company’s most recent estimated value per share as of the applicable redemption date for those shares held for at least one year but less than four years; and

•	100% of the Company’s most recent estimated value per share as of the applicable redemption date for those shares held for at least four years.
Effective December 30, 2016, except for redemptions made upon a stockholder’s death, “qualifying disability” or “determination of incompetence”, the price at which the Company began to redeem shares is 95% of the Company’s most recent estimated value per share as of the applicable redemption date.  Upon the death, “qualifying disability” or “determination of incompetence” of a stockholder, the redemption price continued to be equal to the Company’s most recent estimated value per share.
The Company’s board of directors may amend, suspend or terminate the share redemption program with ten business days’ notice to its stockholders. The Company may provide this notice by including such information in a Current Report on Form 8-K or in the Company’s annual or quarterly reports, all publicly filed with the SEC, or by a separate mailing to its stockholders.
The Company records amounts that are redeemable under the share redemption program as redeemable common stock in its consolidated balance sheets because the shares will be mandatorily redeemable at the option of the holder and therefore their redemption will be outside the control of the Company. However, because the amounts that can be redeemed will be determinable and only contingent on an event that is likely to occur (e.g., the passage of time), the Company presents the net proceeds from the current year and prior year DRP, net of current year redemptions, as redeemable common stock in its consolidated balance sheets.

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

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
The Company limits the dollar value of shares that may be redeemed under the program as described above. For the year ended December 31, 2016, the Company had redeemed $38.6 million of common stock, which represented all redemption requests received in good order and eligible for redemption through the December 2016 redemption date, except for 1,013,619 shares totaling $14.3 million due to the limitations described above. The Company recorded $12.6 million and $3.7 million of other liabilities on the Company’s balance sheet as of December 31, 2016 and 2015, respectively, related to these unfulfilled redemption requests. Based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during 2016, the Company has $12.6 million available for all redemptions in 2017, including shares that are redeemed in connection with a stockholders’ death, "qualifying disability" or "determination of incompetence".
Related Party Transactions
Pursuant to the Advisory Agreement, the Company is obligated to pay the Advisor specified fees upon the provision of certain services related to the investment of funds in real estate and real estate-related investments, management of the Company’s investments and for other services (including, but not limited to, the disposition of investments). The Company is or was obligated to reimburse the Advisor for acquisition and origination expenses and certain operating expenses incurred on behalf of the Company or incurred in connection with providing services to the Company. In addition, the Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the Advisory Agreement. See note 11, “Related Party Transactions.”
The Company records all related party fees as incurred, subject to any limitations described in the Advisory Agreement. The Company had not incurred any subordinated participation in net cash flows or subordinated incentive listing fees payable to the Advisor through December 31, 2016.
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
December 31, 2016

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
Income Taxes
The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the Company’s annual REIT taxable income to its stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to federal income tax to the extent it distributes qualifying dividends to its stockholders. The Company conducts certain business activities through taxable REIT subsidiaries. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially and adversely affect the Company’s net income and net cash available for distribution to stockholders. However, the Company intends to organize and operate in such a manner as to qualify for treatment as a REIT.
The Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. Neither the Company nor its subsidiaries have been assessed interest or penalties by any major tax jurisdictions. The Company’s evaluations were performed for all open tax years through December 31, 2016. As of December 31, 2016, returns for the calendar year 2012 through 2015 remain subject to examination by major tax jurisdictions.
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

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the years ended December 31, 2016, 2015 and 2014.
Distributions declared per share were $0.38, $0.38 and $0.26 during the years ended December 31, 2016, 2015 and 2014, respectively.
Square Footage, Occupancy and Other Measures
Square footage, occupancy, number of tenants and other measures including annualized base rents and annualized base rents per square foot used to describe real estate and real-estate related investments included in these Notes to Consolidated Financial Statements are presented on an unaudited basis.
Recently Issued Accounting Standards Updates
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”). ASU No. 2014-09 requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  ASU No. 2014-09 supersedes the revenue requirements in Revenue Recognition (Topic 605) and most industry-specific guidance throughout the Industry Topics of the Codification.  ASU No. 2014-09 does not apply to lease contracts within the scope of Leases (Topic 840). ASU No. 2014-09 was to be effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early application not permitted. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU No. 2015-14”), which defers the effective date of ASU No. 2014-09 by one year. Early adoption is permitted but not before the original effective date. As the primary source of revenue for the Company is generated through leasing arrangements, which are excluded from this standard, the Company does not expect the adoption of ASU No. 2014-09 to have a significant impact on its financial statements.
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU No. 2014-15”). The amendments in ASU No. 2014-15 require management to evaluate, for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or are available to be issued when applicable) and, if so, provide related disclosures. ASU No. 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. The adoption of ASU No. 2014-15 did not have a significant impact on the Company's financial statements, although it could require additional disclosures in future periods if conditions or events exist that raise substantial doubt about the Company's ability to continue as a going concern.
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
December 31, 2016

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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments (“ASU No. 2016-13”).  ASU No. 2016-13 affects entities holding financial assets and net investments in leases that are not accounted for at fair value through net income.  The amendments in ASU No. 2016-13 require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected.  The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset.  ASU No. 2016-13 also amends the impairment model for available-for-sale securities.  An entity will recognize an allowance for credit losses on available-for-sale debt securities as a contra-account to the amortized cost basis rather than as a direct reduction of the amortized cost basis of the investment, as is currently required.   ASU No. 2016-13 also requires new disclosures.  For financial assets measured at amortized cost, an entity will be required to disclose information about how it developed its allowance for credit losses, including changes in the factors that influenced management’s estimate of expected credit losses and the reasons for those changes.  For financing receivables and net investments in leases measured at amortized cost, an entity will be required to further disaggregate the information it currently discloses about the credit quality of these assets by year of the asset’s origination for as many as five annual periods. For available for sale securities, an entity will be required to provide a roll-forward of the allowance for credit losses and an aging analysis for securities that are past due.  ASU No. 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years.  Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  The Company is still evaluating the impact of adopting ASU No. 2016-13 on its financial statements, but does not expect the adoption of ASU No. 2016-13 to have a material impact on its financial statements.

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU No. 2016-15”).  ASU No. 2016-15 is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows.  The amendments in ASU No. 2016-15 provide guidance on eight specific cash flow issues, including the following that are or may be relevant to the Company: (a) Cash payments for debt prepayment or debt extinguishment costs should be classified as cash outflows for financing activities; (b) Cash payments relating to contingent consideration made soon after an acquisition’s consummation date (i.e., approximately three months or less) should be classified as cash outflows for investing activities. Payments made thereafter should be classified as cash outflows for financing activities up to the amount of the original contingent consideration liability. Payments made in excess of the amount of the original contingent consideration liability should be classified as cash outflows for operating activities; (c) Cash payments received from the settlement of insurance claims should be classified on the basis of the nature of the loss (or each component loss, if an entity receives a lump-sum settlement); (d) Relating to distributions received from equity method investments, ASU No. 2016-15 provides an accounting policy election for classifying distributions received from equity method investments. Such amounts can be classified using a (1) cumulative earnings approach, or (2) nature of distribution approach. Under the cumulative earnings approach, an investor would compare the distributions received to its cumulative equity method earnings since inception.  Any distributions received up to the amount of cumulative equity earnings would be considered a return on investment and classified in operating activities. Any excess distributions would be considered a return of investment and classified in investing activities. Alternatively, an investor can choose to classify the distributions based on the nature of activities of the investee that generated the distribution. If the necessary information is subsequently not available for an investee to determine the nature of the activities, the entity should use the cumulative earnings approach for that investee and report a change in accounting principle on a retrospective basis; (e) In the absence of specific guidance, an entity should classify each separately identifiable cash source and use on the basis of the nature of the underlying cash flows. For cash flows with aspects of more than one class that cannot be separated, the classification should be based on the activity that is likely to be the predominant source or use of cash flow.  ASU No. 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  Early adoption is permitted, including adoption in an interim period.  The Company is still evaluating the impact of adopting ASU No. 2016-15 on its financial statements, but does not expect the adoption of ASU No. 2016-15 to have a material impact on its financial statements.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU No. 2016-18”). ASU No. 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, restricted cash and restricted cash equivalents.  Therefore, amounts generally described as restricted cash should be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows.  ASU No. 2016-18 is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. The Company elected to early adopt ASU No. 2016-18 for the reporting period ending December 31, 2016 and was applied retrospectively. As a result of adoption of ASU No. 2016-18, the Company no longer presents the changes within restricted cash in the consolidated statements of cash flows.

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU No. 2017-01”) to add guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  ASU No. 2017-01 provides a screen to determine when an integrated set of assets and activities (collectively referred to as a “set”) is not a business. The screen requires that, when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business.  If the screen is not met, ASU No. 2017-01 (1) requires that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) removes the evaluation of whether a market participant could replace missing elements.  ASU No. 2017-01 provides a framework to assist entities in evaluating whether both an input and a substantive process are present. The framework includes two sets of criteria to consider that depend on whether a set has outputs.  Although outputs are not required for a set to be a business, outputs generally are a key element of a business; therefore, the FASB has developed more stringent criteria for sets without outputs.  ASU No. 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years.  Early adoption is permitted.  The amendments can be applied to transactions occurring before the guidance was issued (January 5, 2017) as long as the applicable financial statements have not been issued.  The Company elected to early adopt ASU No. 2017-01 for the reporting period beginning January 1, 2017.  As a result of the adoption of ASU No. 2017-01, the Company’s acquisitions of investment properties beginning January 1, 2017 could qualify as an asset acquisition (as opposed to a business combination).  Therefore, transaction costs associated with asset acquisitions will be capitalized, while these costs associated with business combinations will continue to be expensed as incurred.

3.	REAL ESTATE HELD FOR INVESTMENT
As of December 31, 2016, the Company owned 11 office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 25 acres of undeveloped land, one office portfolio consisting of three office properties, one office/flex/industrial portfolio consisting of 21 buildings and one retail property encompassing, in the aggregate, approximately 5.5 million rentable square feet. As of December 31, 2016, these properties were 86% occupied. In addition, the Company owned two apartment properties containing 383 units and encompassing approximately 0.3 million rentable square feet, which were 92% occupied. The Company also owned two investments in undeveloped land encompassing an aggregate of 1,670 acres. The following table summarizes the Company’s real estate held for investment as of December 31, 2016 and 2015, respectively (in thousands):

	December 31, 2016	December 31, 2015
Land	$322,499	$223,201
Buildings and improvements	855,744	646,979
Tenant origination and absorption costs	48,964	43,894
Total real estate, cost	1,227,207	914,074
Accumulated depreciation and amortization	(120,176)	(91,560)
Total real estate, net	$1,107,031	$822,514

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

The following table provides summary information regarding the Company’s real estate held for investment as of December 31, 2016 (in thousands):

Property	Date Acquired or Foreclosed on	City	State	Property Type	Land	Building and Improvements	Tenant Origination and Absorption	Total Real Estate, at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net	Ownership %
Northridge Center I & II	03/25/2011	Atlanta	GA	Office	$2,234	$7,495	$—	$9,729	$(2,509)	$7,220	100.0%
Iron Point Business Park	06/21/2011	Folsom	CA	Office	2,671	19,515	—	22,186	(4,914)	17,272	100.0%
Richardson Portfolio:
Palisades Central I	11/23/2011	Richardson	TX	Office	1,037	10,260	657	11,954	(2,605)	9,349	90.0%
Palisades Central II	11/23/2011	Richardson	TX	Office	810	17,835	348	18,993	(4,432)	14,561	90.0%
Greenway I	11/23/2011	Richardson	TX	Office	561	2,363	—	2,924	(691)	2,233	90.0%
Greenway III	11/23/2011	Richardson	TX	Office	702	3,709	559	4,970	(1,481)	3,489	90.0%
Undeveloped Land	11/23/2011	Richardson	TX	Undeveloped Land	3,134	—	—	3,134	—	3,134	90.0%
Total Richardson Portfolio					6,244	34,167	1,564	41,975	(9,209)	32,766
Park Highlands (1)	12/30/2011	North Las Vegas	NV	Undeveloped Land	34,162	—	—	34,162	—	34,162	(1)
Bellevue Technology Center	07/31/2012	Bellevue	WA	Office	25,506	56,814	3,577	85,897	(10,810)	75,087	100.0%
Powers Ferry Landing East	09/24/2012	Atlanta	GA	Office	1,643	8,016	99	9,758	(2,393)	7,365	100.0%
1800 West Loop	12/04/2012	Houston	TX	Office	8,360	60,482	4,781	73,623	(12,894)	60,729	100.0%
West Loop I & II	12/07/2012	Houston	TX	Office	7,300	32,240	1,864	41,404	(5,921)	35,483	100.0%
Burbank Collection	12/12/2012	Burbank	CA	Retail	4,175	11,090	725	15,990	(1,721)	14,269	90.0%
Austin Suburban Portfolio	03/28/2013	Austin	TX	Office	8,288	68,344	1,872	78,504	(10,533)	67,971	100.0%
Westmoor Center	06/12/2013	Westminster	CO	Office	10,058	67,157	5,175	82,390	(12,022)	70,368	100.0%
Central Building	07/10/2013	Seattle	WA	Office	7,015	26,720	1,636	35,371	(4,013)	31,358	100.0%
50 Congress Street	07/11/2013	Boston	MA	Office	9,876	41,396	2,407	53,679	(6,747)	46,932	100.0%
1180 Raymond	08/20/2013	Newark	NJ	Apartment	8,292	37,542	—	45,834	(3,925)	41,909	100.0%
Park Highlands II (2)	12/10/2013	North Las Vegas	NV	Undeveloped Land	23,464	—	—	23,464	—	23,464	100.0%
Maitland Promenade II	12/18/2013	Orlando	FL	Office	3,434	24,722	3,520	31,676	(4,516)	27,160	100.0%
Plaza Buildings	01/14/2014	Bellevue	WA	Office	53,040	138,900	7,301	199,241	(18,448)	180,793	100.0%
424 Bedford	01/31/2014	Brooklyn	NY	Apartment	8,860	25,498	—	34,358	(2,049)	32,309	90.0%
Richardson Land II	09/04/2014	Richardson	TX	Undeveloped Land	3,418	—	—	3,418	—	3,418	90.0%
Westpark Portfolio	05/10/2016	Redmond	WA	Office/Flex/Industrial	36,085	84,660	8,813	129,558	(4,550)	125,008	100.0%
353 Sacramento	07/11/2016	San Francisco	CA	Office	58,374	110,986	5,630	174,990	(3,002)	171,988	100.0%
					$322,499	$855,744	$48,964	$1,227,207	$(120,176)	$1,107,031
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

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

Operating Leases
Certain of the Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of December 31, 2016, the leases, excluding options to extend and apartment leases, which have terms that are generally one year or less, had remaining terms of up to 11.3 years with a weighted-average remaining term of 3.6 years. Some of the leases have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from tenants in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash and assumed in real estate acquisitions or foreclosures related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $7.2 million and $5.3 million as of December 31, 2016 and 2015, respectively.
During the years ended December 31, 2016, 2015 and 2014, the Company recognized deferred rent from tenants of $3.1 million, $4.5 million and $8.4 million, respectively, net of lease incentive amortization. As of December 31, 2016 and 2015, the cumulative deferred rent receivable balance, including unamortized lease incentive receivables, was $26.8 million and $22.8 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $3.2 million and $2.8 million of unamortized lease incentives as of December 31, 2016 and 2015, respectively. The Company records property operating expense reimbursements due from tenants for common area maintenance, real estate taxes, and other recoverable costs in the period the related expenses are incurred.
As of December 31, 2016, the future minimum rental income from the Company’s properties, excluding apartment leases, under non-cancelable operating leases was as follows (in thousands):

2017	$99,868
2018	87,056
2019	72,682
2020	57,188
2021	43,201
Thereafter	90,412
$450,407
As of December 31, 2016, the Company’s commercial real estate properties were leased to approximately 650 tenants over a diverse range of industries and geographic areas. The Company’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Finance	51	$11,223	10.8%
Computer System Design & Programming	57	11,161	10.7%
Insurance Carriers & Related Activities	31	10,474	10.0%
		$32,858	31.5%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2016, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
No other tenant industries accounted for more than 10% of annualized base rent. No material tenant credit issues have been identified at this time.

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

Geographic Concentration Risk
As of December 31, 2016, the Company’s real estate investments in Washington, California and Texas represented 31.5%, 15.5% and 15.3% of the Company’s total assets, respectively.  As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the Washington, California and Texas real estate markets.  Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.
Property Damage
During the year ended December 31, 2016, 1800 West Loop suffered physical damages due to floods. The Company’s insurance policy provides coverage for property damage and business interruption subject to a deductible of up to $100,000 per incident. Based on management’s estimates, the Company recognized an estimated aggregate loss due to damages of $1.5 million during the year ended December 31, 2016, which was reduced by $1.4 million of estimated insurance recoveries related to such damages, which the Company determined were probable of collection. The aggregate net loss due to damages of $0.1 million during the year ended December 31, 2016 was classified as operating, maintenance and management expenses on the accompanying consolidated statements of operations and relates to the Company’s insurance deductible.
Recent Acquisitions
On May 10, 2016, the Company, through an indirect wholly owned subsidiary (the “Westpark Portfolio Buyer”), acquired a portfolio of 21 office/flex/industrial buildings containing a total of 778,472 rentable square feet located on approximately 41 acres of land in Redmond, Washington (the “Westpark Portfolio”). The purchase price (net of closing credits) of the Westpark Portfolio was $125.8 million plus closing costs. The seller is not affiliated with the Company or the Advisor. The Company recorded $36.1 million to land, $81.2 million to building and improvements, $9.0 million to tenant origination and absorption costs, $0.1 million to above-market lease assets and $0.6 million to below-market lease liabilities during the year ended December 31, 2016.  The intangible assets and liabilities acquired in connection with this acquisition have weighted-average amortization periods as of the date of acquisition of 4.4 years for tenant origination and absorption costs, 2.7 years for above-market lease assets and 3.5 years for below-market lease liabilities.
On July 11, 2016, the Company, through an indirect wholly owned subsidiary, acquired an office building containing 284,751 rentable square feet located on approximately 0.35 acres of land in San Francisco, California (“353 Sacramento”). The purchase price (net of closing credits) of 353 Sacramento was $168.0 million plus closing costs. The seller is not affiliated with the Company or the Advisor. The Company recorded $58.4 million to land, $110.0 million to building and improvements, $5.7 million to tenant origination and absorption costs and $6.1 million to below-market lease liabilities during the year ended December 31, 2016.  The intangible assets and liabilities acquired in connection with this acquisition have weighted-average amortization periods as of the date of acquisition of 3.3 years for tenant origination and absorption costs and 2.6 years for below-market lease liabilities.
The Company recorded these acquisitions as business combinations and expensed $3.5 million of acquisition costs related to the Westpark Portfolio and 353 Sacramento for the year ended December 31, 2016.  During the year ended December 31, 2016, the Company recognized $14.7 million of total revenues and $7.7 million of operating expenses from these properties.

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

4.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES
As of December 31, 2016 and 2015, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Cost	$48,964	$43,894	$1,877	$2,399	$(10,945)	$(5,826)
Accumulated Amortization	(23,989)	(22,749)	(1,244)	(1,361)	4,394	3,091
Net Amount	$24,975	$21,145	$633	$1,038	$(6,551)	$(2,735)
Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the years ended December 31, 2016, 2015 and 2014 were as follows (in thousands):

	Tenant Origination and Absorption Costs			Above-Market Lease Assets			Below-Market Lease Liabilities
	For the Years Ended December 31,			For the Years Ended December 31,			For the Years Ended December 31,
	2016	2015	2014	2016	2015	2014	2016	2015	2014
Amortization	$(10,850)	$(10,555)	$(15,020)	$(459)	$(1,023)	$(1,070)	$2,789	$1,668	$2,409
The remaining unamortized balance for these outstanding intangible assets and liabilities as of December 31, 2016 will be amortized for the years ending December 31 as follows (in thousands):

	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities
2017	$(9,614)	$(296)	$3,501
2018	(6,014)	(139)	1,558
2019	(3,835)	(89)	751
2020	(2,423)	(65)	501
2021	(1,484)	(44)	178
Thereafter	(1,605)	—	62
	$(24,975)	$(633)	$6,551
Weighted-Average Remaining Amortization Period	3.8 years	3.1 years	2.6 years
Additionally, as of December 31, 2016 and 2015, the Company had recorded tax abatement intangible assets, net of amortization, which are included in prepaid expenses and other assets in the accompanying balance sheets, of $6.3 million and $7.2 million, respectively.  During the years ended December 31, 2016, 2015 and 2014, the Company recorded amortization expense of $$1.0 million, $1.0 million and $0.9 million related to tax abatement intangible assets, respectively.

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

5.	REAL ESTATE LOAN RECEIVABLE
As of December 31, 2015, the Company owned one real estate loan receivable, which was repaid during the year ended December 31, 2016. The information for that real estate loan receivable as of December 31, 2016 and 2015 is set forth below (in thousands):

Loan Name Location of Related Property or Collateral	Date Originated	Property Type	Loan Type	Outstanding Principal Balance as of December 31, 2016	Book Value as of December 31, 2016	Book Value as of December 31, 2015 (1)	Contractual Interest Rate	Annualized Effective Interest Rate	Maturity Date
University House First Mortgage
New York, New York	3/20/2013	Student Housing	Mortgage	$—	$—	$27,850	(2)	(2)	(2)
_____________________
(1) Book value of the real estate loan receivable represents outstanding principal balance adjusted for unamortized acquisition discounts, origination fees and direct origination and acquisition costs and additional interest accretion.
(2) See below for a discussion of the University House First Mortgage.
On June 30, 2015, the University House First Mortgage matured without repayment.  As a result, on July 1, 2015, the Company provided notice to the borrower of default. As of July 1, 2015, the Company had determined the University House Mortgage to be impaired and began recognizing income on a cash basis. The Company did not record a provision for loan loss reserves during the years ended December 31, 2016 or 2015 as the Company believed the entire principal balance of $27.9 million related to the University House First Mortgage to be fully recoverable.
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
For the years ended December 31, 2016, 2015 and 2014 interest income from real estate loans receivable consisted of the following (in thousands):

	2016	2015	2014
Contractual interest income (including deferred interest)	$3,655	$1,540	$2,752
Accretion of closing costs, origination fees and extension fees, net	—	428	614
Interest income from real estate loans receivable	$3,655	$1,968	$3,366

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

6.	REAL ESTATE DEBT SECURITIES
As of December 31, 2016, the Company owned an investment in real estate debt securities. The information for those real estate debt securities as of December 31, 2016 is set forth below (in thousands):

Debt Securities Name	Date Originated	Debt Securities Type	Outstanding Principal Balance as of December 31, 2016 (1)	Book Value as of December 31, 2016 (2)	Contractual Interest Rate (3)	Annualized Effective Interest Rate (3)	Maturity Date
Battery Point Series B Preferred Units	10/28/2016	Series B Preferred Units	$5,000	$4,683	7.0%	13.1%	10/28/2019
_____________________
(1) Outstanding principal balance as of December 31, 2016 represents original principal balance outstanding under the real estate debt securities.
(2) Book value of the real estate debt securities represents outstanding principal balance adjusted for unamortized acquisition discounts, origination fees and direct origination and acquisition costs and additional interest accretion.
(3) Contractual interest rate is the stated interest rate on the face of the real estate securities.  Annualized effective interest rate is calculated as the actual interest income recognized in 2016, using the interest method, annualized (if applicable) and divided by the average amortized cost basis of the investment.  The annualized effective interest rate and contractual interest rate presented are as of December 31, 2016. See "Battery Point Series B Preferred Units" below.
The following summarizes the activity related to real estate debt securities for the year ended December 31, 2016 (in thousands):

Real estate debt securities - December 31, 2015	$—
Face value of real estate debt securities acquired	5,000
Deferred interest receivable and interest accretion	30
Commitment fee, net of closing costs and acquisition fee	(364)
Accretion of commitment fee, net of closing costs	17
Real estate debt securities - December 31, 2016	$4,683
For the years ended December 31, 2016, interest income from real estate debt securities consisted of the following (in thousands):

Contractual interest income	$63
Interest accretion	30
Accretion of commitment fee, net of closing costs and acquisition fee	17
Interest income from real estate debt securities	$110

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

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

7.	REAL ESTATE SALES
In accordance with ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU No. 2014-08”), results of operations and related gains (losses) on sale from properties that are classified as held for sale in the ordinary course of business on or subsequent to January 1, 2014 would generally be included in continuing operations on the Company’s consolidated statements of operations. Results of operations and related gains (losses) on sale from properties that were classified as held for sale in financial statements issued prior to January 1, 2014 will remain in discontinued operations on the Company’s consolidated statements of operations. Prior to the adoption of ASU No. 2014-08, the operations of properties held for sale or to be disposed of and the aggregate net gains recognized upon their disposition were presented as discontinued operations in the accompanying consolidated statements of operations for all periods presented. During the year ended December 31, 2016, the Company did not dispose of any real estate properties.
During the years ended December 31, 2014 and 2015, the Company sold one office property and two office properties, respectively. The operations of these properties and gain on sale are included in continuing operations on the accompanying statements of operations. The following table summarizes certain revenue and expenses related to these properties for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Years Ended December 31,
	2016	2015	2014
Total revenues	$—	$215	$1,134

Total expenses	16	645	2,473

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

8.	NOTES AND BONDS PAYABLE
As of December 31, 2016 and December 31, 2015, the Company’s notes and bonds payable consisted of the following (dollars in thousands):

	Book Value as of December 31, 2016	Book Value as of December 31, 2015	Contractual Interest Rate as of December 31, 2016 (1)	Effective Interest Rate at December 31, 2016 (1)	Payment Type	Maturity Date (2)
Richardson Portfolio Mortgage Loan	$40,594	$41,177	One-Month LIBOR + 2.10%	2.72%	Principal & Interest	05/01/2017
Bellevue Technology Center Mortgage Loan	59,400	52,960	One-Month LIBOR + 2.25%	2.87%	Principal & Interest	03/01/2017 (3)
Portfolio Revolving Loan Facility (4)	11,799	47,087	One-Month LIBOR + 2.25%	2.87%	Principal & Interest	05/01/2017
Portfolio Mortgage Loan	106,479	100,032	One-Month LIBOR + 2.25%	2.87%	Principal & Interest	07/01/2017
Burbank Collection Mortgage Loan	9,812	9,098	One-Month LIBOR + 2.35%	3.04%	Principal & Interest	09/30/2017
50 Congress Mortgage Loan	31,525	28,075	One-Month LIBOR + 1.90%	2.52%	Interest Only (5)	10/01/2017
1180 Raymond Bond Payable	6,635	6,795	6.50%	6.50%	Principal & Interest	09/01/2036
Central Building Mortgage Loan	27,600	24,896	One-Month LIBOR + 1.75%	2.37%	Interest Only	11/13/2018
Maitland Promenade II Mortgage Loan (6)	20,877	20,182	One-Month LIBOR + 2.90%	3.52%	Principal & Interest	01/01/2018
Westmoor Center Mortgage Loan	62,000	56,036	One-Month LIBOR + 2.25%	2.87%	Interest Only (5)	02/01/2018
Plaza Buildings Senior Loan	109,866	111,000	One-Month LIBOR + 1.90%	2.52%	Principal & Interest	01/14/2017 (7)
424 Bedford Mortgage Loan	24,832	25,358	3.91%	3.91%	Principal & Interest	10/01/2022
1180 Raymond Mortgage Loan	31,000	28,100	One-Month LIBOR + 2.25%	2.87%	Interest Only	12/01/2017
KBS SOR (BVI) Holdings, Ltd. Series A Debentures (8)	251,811	—	4.25%	4.25%	(6)	03/01/2023
Westpark Portfolio Mortgage Loan	83,200	—	One-Month LIBOR + 2.50%	3.12%	Interest Only (5)	07/01/2020
353 Sacramento Mortgage Loan (9)	85,500	—	One-Month LIBOR + 2.75%	3.46%	Interest Only	10/14/2018
Total Notes and Bonds Payable principal outstanding	962,930	550,796
Net Premium/(Discount) on Notes and Bonds Payable (10)	88	50
Deferred financing costs, net	(12,394)	(3,523)
Total Notes and Bonds Payable, net	$950,624	$547,323
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of December 31, 2016. Effective interest rate is calculated as the actual interest rate in effect as of December 31, 2016 (consisting of the contractual interest rate and contractual floor rates), using interest rate indices at December 31, 2016, where applicable.
(2) Represents the initial maturity date or the maturity date as extended as of December 31, 2016; subject to certain conditions, the maturity dates of certain loans may be extended beyond the date shown.
(3) Subsequent to December 31, 2016, the maturity date of the Bellevue Technology Center Mortgage Loan was extended to March 1, 2019.
(4) The Portfolio Revolving Loan Facility is secured by the 1800 West Loop Building and the Iron Point Business Park. The Portfolio Revolving Loan Facility is comprised of $63.5 million of revolving debt and $12.4 million of non-revolving debt available to be used for tenant improvements, leasing commissions and capital improvements, subject to certain terms and conditions contained in the loan documents. As of December 31, 2016, $11.8 million of non-revolving debt had been disbursed to the Company and the remaining $63.5 million of revolving debt and $0.6 million of non-revolving debt is available for future disbursements, subject to certain conditions contained in the loan documents.
(5) Represents the payment type required under the loan as of December 31, 2016. Certain future monthly payments due under this loan also include amortizing principal payments. For more information of the Company's contractual obligations under its notes and bonds payable, see five-year maturity table below.
(6) Interest on the Maitland Promenade II Mortgage Loan is calculated at a variable annual rate of 290 basis points over one-month LIBOR, but at no point shall the interest rate be less than 3.25%.
(7) Subsequent to December 31, 2016, the maturity date of the Plaza Buildings Senior Loan was extended to January 14, 2018.
(8) See " - Israeli Bond Financing" below.
(9) As of December 31, 2016, $85.5 million had been disbursed to the Company and up to $30.0 million is available for future disbursements to be used for tenant improvements, leasing commissions and capital improvements, subject to certain terms and conditions contained in the loan documents. In addition, the Company has entered into an interest rate cap that effectively limits one-month LIBOR on up to $115.5 million of the outstanding loan balance at 3.0% effective October 14, 2016 through October 14, 2018.
(10) Represents the unamortized premium/discount on notes and bonds payable due to the above- and below-market interest rates when the debt was assumed. The discount/premium is amortized over the remaining life of the notes and bonds payable.

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

During the years ended December 31, 2016, 2015 and 2014, the Company incurred $29.2 million, $15.0 million and $15.6 million of interest expense, respectively. Included in interest expense for the years ended December 31, 2016, 2015 and 2014, was $4.3 million, $2.7 million and $2.8 million of amortization of deferred financing costs, respectively. Additionally, during the years ended December 31, 2016, 2015 and 2014, the Company capitalized $2.0 million, $1.9 million and $2.0 million of interest, respectively, to its investments in undeveloped land. As of December 31, 2016, the Company’s deferred financing costs were $12.5 million, net of amortization, of which $12.4 million is included in notes and bonds payable, net and $0.1 million is included in prepaid expenses and other assets on the accompanying consolidated balance sheets.  As of December 31, 2015, the Company’s deferred financing costs were $4.7 million, net of amortization, of which $3.5 million is included in notes and bonds payable, net and $1.2 million is included in prepaid expenses and other assets on the accompanying consolidated balance sheets. As of December 31, 2016 and 2015, the Company’s interest payable was $5.3 million and $1.2 million, respectively.
The following is a schedule of maturities, including principal amortization payments, for all notes and bonds payable outstanding as of December 31, 2016 (in thousands):

2017	$402,153
2018	196,253
2019	52,251
2020	132,876
2021	51,241
Thereafter	128,156
$962,930
The Company’s notes payable contain financial debt covenants. As of December 31, 2016, the Company was in compliance with all of these debt covenants.
Israeli Bond Financing
On March 2, 2016, KBS Strategic Opportunity BVI, a wholly owned subsidiary of the Company, filed a final prospectus with the Israel Securities Authority for a proposed offering of up to 1,000,000,000 Israeli new Shekels of Series A debentures (the “Debentures”) at an annual interest rate not to exceed 4.25%. On March 1, 2016, KBS Strategic Opportunity BVI commenced the institutional tender of the Debentures and accepted application for 842.5 million Israeli new Shekels. On March 7, 2016, KBS Strategic Opportunity BVI commenced the public tender of the Debentures and accepted 127.7 million Israeli new Shekels.  In the aggregate, KBS Strategic Opportunity BVI accepted 970.2 million Israeli new Shekels (approximately $249.2 million as of March 8, 2016) in both the institutional and public tenders at an annual interest rate of 4.25%.  KBS Strategic Opportunity BVI issued the Debentures on March 8, 2016. The terms of the Debentures require principal installment payments equal to 20% of the face value of the Debentures on March 1st of each year from 2019 to 2023.
As of December 31, 2016, the Company incurred legal, rating and underwriting fees of approximately $9.8 million in connection with the offering. In addition, the Company funded interest reserves of 20.8 million Israeli new Shekels (approximately $5.4 million as of December 31, 2016) and 1.0 million Israeli new Shekels (approximately $0.3 million as of December 31, 2016) of expense reserve required by the Debenture documents.
The deed of trust that governs the terms of the Debentures contains various financial covenants. As of December 31, 2016, the Company was in compliance with all of these financial debt covenants.

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

9.	DERIVATIVE INSTRUMENTS
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
The following table summarizes the notional amount and other information related to the Company’s foreign currency collars as of December 31, 2016. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (currency in thousands):

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
	$250,000
The Company enters into interest rate caps to mitigate its exposure to rising interest rates on its variable rate notes payable. The values of interest rate caps are primarily impacted by interest rates, market expectations about interest rates, and the remaining life of the instrument. In general, increases in interest rates, or anticipated increases in interest rates, will increase the value of interest rate caps. As the remaining life of an interest rate cap decreases, the value of the instrument will generally decrease towards zero.
As of December 31, 2016, the Company had entered into an interest rate cap with a notional amount of $115.5 million that effectively limits one-month LIBOR at 3.0% effective October 14, 2016 through October 14, 2018.
The following table sets forth the fair value of the Company’s derivative instruments as well as their classification on the consolidated balance sheets as of December 31, 2016 (dollars in thousands):

		December 31, 2016
Derivative Instruments	Balance Sheet Location	Number of Instruments	Fair Value
Derivative instruments not designated as hedging instruments
Interest rate cap	Prepaid expenses and other assets	1	$12
Foreign currency collars	Other liabilities	4	$(3,910)
The change in fair value of foreign currency collars that are not designated as cash flow hedges are recorded as foreign currency transaction gains or losses in the accompanying consolidated statements of operations. During the year ended December 31, 2016, the Company recognized a $3.9 million loss related to the foreign currency collars, which is shown net against $0.9 million of foreign currency transaction gains in the accompanying consolidated statements of operations as foreign currency transaction loss, net.

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

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
Real estate debt securities: The Company’s real estate debt securities are presented in the accompanying consolidated balance sheets at their amortized cost net of recorded loss reserves (if any) and not at fair value.  The fair value of real estate debt securities was estimated using an internal valuation model that considers the expected cash flows for the loans, underlying collateral values (for collateral dependent loans) and estimated yield requirements of institutional investors for real estate debt securities with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements.  The Company classifies these inputs as Level 3 inputs.
Notes and bonds payable: The fair values of the Company’s notes and bonds payable are estimated using a discounted cash flow analysis based on management’s estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio, type of collateral and other credit enhancements. Additionally, when determining the fair value of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available, the Company measures fair value using (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as assets or (ii) another valuation technique that is consistent with the principles of fair value measurement, such as the income approach or the market approach. The Company classifies these inputs as Level 3 inputs. The Company’s bonds issued in Israel are publicly traded on the Tel-Aviv Stock Exchange. The Company used the quoted price as of December 31, 2016 for the fair value of its bonds issued in Israel. The Company classifies this input as a Level 1 input.

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

Derivative instruments: The Company’s derivative instruments are presented at fair value on the accompanying consolidated balance sheets.  The valuation of these instruments is determined using a proprietary model that utilizes observable inputs.  As such, the Company classifies these inputs as Level 2 inputs.
The following were the face values, carrying amounts and fair values of the Company’s financial instruments as of December 31, 2016 and December 31, 2015, which carrying amounts do not approximate the fair values (in thousands):

	December 31, 2016			December 31, 2015
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Real estate loan receivable	$—	$—	$—	$27,850	$27,850	$27,850
Real estate debt securities	$5,000	$4,683	$4,683	$—	$—	$—
Financial liabilities:
Notes and bond payable	$711,119	$707,169	$711,425	$550,796	$547,323	$554,007
KBS SOR (BVI) Holdings, Ltd. Series A Debentures	$251,811	$243,455	$253,120	$—	$—	$—
Disclosure of the fair value of financial instruments is based on pertinent information available to the Company as of the period end and requires a significant amount of judgment. This has made the estimation of fair values difficult and, therefore, both the actual results and the Company’s estimate of value at a future date could be materially different.
As of December 31, 2016, the Company measured the following assets and liabilities at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Asset derivative - interest rate cap	$12	$—	$12	$—
Liability derivatives - foreign currency collars	$(3,910)	$—	$(3,910)	$—

11.	RELATED PARTY TRANSACTIONS
The Advisory Agreement entitles the Advisor to specified fees upon the provision of certain services with regard to the investment of funds in real estate and real estate-related investments and the disposition of real estate and real estate-related investments (including the discounted payoff of non-performing loans) among other services, as well as reimbursement of certain costs incurred by the Advisor in providing services to the Company. The Advisory Agreement may also entitle the Advisor to certain back-end cash flow participation fees. The Company also entered into a fee reimbursement agreement (the “AIP Reimbursement Agreement”) with KBS Capital Markets Group LLC, the dealer manager for the Company's initial public offering (the "Dealer Manager"), pursuant to which the Company agreed to reimburse the Dealer Manager for certain fees and expenses it incurs for administering the Company’s participation in the Depository Trust & Clearing Corporation Alternative Investment Product Platform with respect to certain accounts of the Company’s investors serviced through the platform. The Advisor and Dealer Manager also serve as the advisor and dealer manager, respectively, for KBS Real Estate Investment Trust, Inc. (“KBS REIT I”), KBS Real Estate Investment Trust II, Inc. (“KBS REIT II”), KBS Real Estate Investment Trust III, Inc. (“KBS REIT III”), KBS Legacy Partners Apartment REIT, Inc. (“KBS Legacy Partners Apartment REIT”), KBS Strategic Opportunity REIT II, Inc. (“KBS Strategic Opportunity REIT II”) and KBS Growth & Income REIT, Inc. (“KBS Growth & Income REIT”).

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

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
During the years ended December 31, 2016, 2015 and 2014, no other business transactions occurred between the Company and these other KBS-sponsored programs.
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the years ended December 31, 2016, 2015 and 2014, respectively, and any related amounts payable as of December 31, 2016 and December 31, 2015 (in thousands):

	Incurred			Payable as of December 31,
	2016	2015	2014	2016	2015
Expensed
Asset management fees (1)	$9,628	$8,348	$7,648	$—	$—
Real estate acquisition fees	2,964	—	2,231	—	—
Reimbursable operating expenses (2)	221	178	157	55	59
Disposition fees (3)	279	276	—	—	—
Capitalized
Acquisition fees on real estate debt securities	250	—	—	—	—
Acquisition fee on investment in unconsolidated joint venture	—	—	1,573	—	—
Acquisition fee on undeveloped land	—	—	67	—	—
	$13,342	$8,802	$11,676	$55	$59
_____________________
(1) Amounts include asset management fees from discontinued operations.
(2) The Advisor may seek reimbursement for certain employee costs under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $153,000, $153,000 and $141,000 for the years ended December 31, 2016, 2015 and 2014, respectively, and were the only employee costs reimbursed under the Advisory Agreement during these periods. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company’s direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company.
(3) Disposition fees with respect to real estate sold are included in the gain on sale of real estate in the accompanying consolidated statements of operations. Disposition fees with respect to the assignment of the Company's real estate loan receivable are included in general and administrative expenses in the accompanying consolidated statements of operations.
During the year ended December 31, 2016, the Advisor reimbursed the Company $0.1 million for property insurance rebates and $0.1 million for legal and professional fees and travel expenses.

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

12.	INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
As of December 31, 2016 and 2015, the Company’s investments in unconsolidated joint ventures were composed of the following (dollars in thousands):

				Investment Balance at December 31,
Joint Venture	Number of Properties	Location	Ownership %	2016	2015
NIP Joint Venture	17	Various	Less than 5.0%	$5,305	$5,305
110 William Joint Venture	1	New York, New York	60.0%	70,544	69,132
				$75,849	$74,437
Investment in National Industrial Portfolio Joint Venture
On May 18, 2012, the Company, through an indirect wholly owned subsidiary, entered into a joint venture (the “NIP Joint Venture”) with OCM NIP JV Holdings, L.P. and HC KBS NIP JV, LLC (“HC-KBS”). As of December 31, 2016, the NIP Joint Venture owned 17 industrial properties and a master lease with respect to another industrial property encompassing 8.4 million square feet. The Company made an initial capital contribution of $8.0 million which represents less than a 5.0% ownership interest in the NIP Joint Venture as of December 31, 2016. The Company has virtually no influence over the NIP Joint Venture’s operations, financial policies or decision making. Accordingly, the Company has accounted for its investment in the NIP Joint Venture under the cost method of accounting. Income, losses and distributions from the NIP Joint Venture are generally allocated among the members based on their respective equity interests.
KBS REIT I, an affiliate of the Advisor, is a member of HC-KBS and has a participation interest in certain future potential profits generated by the NIP Joint Venture.  However, KBS REIT I does not have any equity interest in the NIP Joint Venture. None of the other joint venture partners are affiliated with the Company or the Advisor.
As of December 31, 2016 and 2015, the book value of the Company’s investment in the NIP Joint Venture was $5.3 million. During the years ended December 31, 2016 and 2015, the Company did not receive any distributions related to its investment in the NIP Joint Venture. During the year ended December 31, 2014, the Company recognized $2.2 million of return of capital from the NIP Joint Venture.
Investment in 110 William Joint Venture
On December 23, 2013, the Company, through an indirect wholly owned subsidiary, entered into an agreement with SREF III 110 William JV, LLC (the “110 William JV Partner”) to form a joint venture (the “110 William Joint Venture”). On May 2, 2014, the 110 William Joint Venture acquired an office property containing 928,157 rentable square feet located on approximately 0.8 acres of land in New York, New York (“110 William Street”). Each of the Company and the 110 William JV Partner hold a 60% and 40% ownership interest in the 110 William Joint Venture, respectively. On May 2, 2014, in connection with the acquisition of 110 William Street, the 110 William Joint Venture assumed a mortgage loan (the “110 William Street Existing Loans”). Subsequent to December 31, 2016, the 110 William Joint Venture closed the refinancing of the 110 William Street Existing Loans. See note 16, “Subsequent Events.”
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
As of December 31, 2016 and 2015, the book value of the Company’s investment in the 110 William Joint Venture was $70.5 million and $69.1 million, respectively, which includes $1.5 million and $1.6 million of unamortized acquisition fees and expenses incurred directly by the Company, respectively.

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

Summarized financial information for the 110 William Joint Venture follows (in thousands):

	(Unaudited) December 31, 2016	(Unaudited) December 31, 2015
Assets:
Real estate assets, net of accumulated depreciation and amortization	$262,192	$269,664
Other assets	23,355	18,973
Total assets	$285,547	$288,637
Liabilities and Equity:
Notes payable, net (1)	$157,628	$162,395
Other liabilities	12,872	13,617
Partners’ capital	115,047	112,625
Total Liabilities and Equity	$285,547	$288,637
_____________________
(1) Includes (i) a first mortgage loan with an outstanding principal balance of $136.4 million and $138.6 million as of December 31, 2016 and December 31, 2015, respectively, bearing interest at a fixed rate of 4.8% per annum and maturing on July 6, 2017 and (ii) a mezzanine loan with an outstanding principal balance of $20.0 million as of December 31, 2016 and December 31, 2015 bearing interest at a fixed rate of 9.5% per annum and maturing on July 6, 2017.  The amount presented includes a premium on notes payable of $1.5 million and $4.5 million as of December 31, 2016 and 2015, respectively, and deferred financing costs, net of $0.2 million and $0.7 million as of December 31, 2016 and 2015, respectively.

	(Unaudited) For the Years Ended December 31,
	2016	2015	2014
Revenues	$33,458	$34,188	$22,536
Expenses:
Operating, maintenance, and management	10,778	10,549	6,869
Real estate taxes and insurance	6,017	5,748	3,476
Real estate acquisition fees and expenses	—	1	1,016
Depreciation and amortization	12,955	12,596	8,806
Interest expense	6,049	6,170	4,193
Total expenses	35,799	35,064	24,360
Total other income	63	334	36
Net loss	$(2,278)	$(542)	$(1,788)
Company’s equity in loss of unconsolidated joint venture	$(1,408)	$(368)	$(1,101)
13. UNAUDITED PRO FORMA FINANCIAL INFORMATION
The Company acquired one office portfolio and one office property during the year ended December 31, 2016, which were accounted for as business combinations. The following unaudited pro forma information for the years ended December 31, 2016 and 2015 has been prepared to give effect to the acquisition of the Westpark Portfolio and 353 Sacramento as if the acquisitions occurred on January 1, 2015. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had the acquisitions occurred on this date, nor does it purport to predict the results of operations for future periods (in thousands).

	For the Years Ended December 31,
	2016	2015
Revenues	$144,674	$134,612
Depreciation and amortization	$56,604	$53,879
Net (loss) income	$(25,298)	$7,764
The unaudited pro forma information for the years ended December 31, 2016 and 2015 was adjusted to exclude $3.5 million of acquisition costs related to the Westpark Portfolio and 353 Sacramento incurred by the Company in 2016.

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

14.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2016 and 2015 (in thousands, except per share amounts):

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$28,365	$33,866	$36,133	$35,880
Net loss	$(4,932)	$(1,989)	$(15,007)	$(7,198)
Net loss attributable to common stockholders	$(4,894)	$(1,959)	$(14,951)	$(7,114)
Net loss per common share, basic and diluted	$(0.08)	$(0.03)	$(0.25)	$(0.12)
Distributions declared per common share	$0.093	$0.093	$0.094	$0.095

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$27,943	$28,667	$28,158	$27,360
Net income (loss)	$5,385	$2,639	$(277)	$(682)
Net income (loss) attributable to common stockholders	$2,235	$1,526	$(462)	$(922)
Net income (loss) per common share, basic and diluted	$0.04	$0.03	$(0.01)	$(0.02)
Distributions declared per common share	$0.092	$0.093	$0.095	$0.095

15.	COMMITMENTS AND CONTINGENCIES
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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Although there can be no assurance, the Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations as of December 31, 2016. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities.
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
December 31, 2016

16.	SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Acquisition and Financing of Crown Pointe
On February 14, 2017, the Company, through an indirect wholly owned subsidiary (the "Buyer"), acquired an office property consisting of two office buildings containing an aggregate of 499,968 rentable square feet in Dunwoody, Georgia (“Crown Pointe”). The seller is not affiliated with the Company or the Advisor.
The purchase price of Crown Pointe was $83.4 million plus closing costs. The Company funded the purchase of Crown Pointe with proceeds from its offering of Series A debentures to investors in Israel and proceeds from the Crown Pointe Mortgage Loan (defined below). The Company is in process of assessing the fair value of the acquired tangible assets and any applicable intangible assets and liabilities for this asset acquisition.
Crown Pointe is comprised of two office buildings that were built in 1985 and 1989 and were 72% leased to 59 tenants with a weighted-average remaining lease term of 3.5 years at acquisition.
On February 14, 2017, in connection with the acquisition of Crown Pointe, the Buyer entered into a loan agreement with an unaffiliated lender (the “Lender”) for borrowings of up to $62.5 million, secured by Crown Pointe (the “Crown Pointe Mortgage Loan”). At closing, $50.5 million of the Crown Pointe Mortgage Loan was funded. Of the remaining $12.0 million available under the Crown Pointe Mortgage Loan, $9.5 million is available for future disbursements to be used for tenant improvements and leasing commissions and $2.5 million is available as an earn-out advance, subject to certain terms and conditions contained in the loan documents.
The Crown Pointe Mortgage Loan matures on February 13, 2020, with two 12-month extension options, subject to certain terms and conditions contained in the loan documents and the payment of an extension fee. The Crown Pointe Mortgage Loan bears interest at a floating rate of 2.6% over one-month LIBOR. In addition, the Company entered into an interest rate cap that effectively limits one-month LIBOR on $46.9 million of the outstanding loan balance at 3.0% effective February 21, 2017 through February 13, 2020. Monthly payments are interest only during the initial term with the entire unpaid principal balance and all outstanding interest and fees due at maturity.
KBS SOR Properties, LLC, a separate wholly owned subsidiary of the Company through which the Company indirectly owns all of its real estate assets (“KBS SOR Properties”), provided a guaranty of 25% of the outstanding principal balance of the Crown Pointe Mortgage Loan, which guaranty amount can be reduced to zero upon certain conditions being met. KBS SOR Properties provided a guaranty of the Crown Pointe Mortgage Loan with respect to certain potential deficiencies, losses or damages suffered by the lender resulting from certain intentional acts committed by the Buyer or KBS SOR Properties in violation of the loan documents. KBS SOR Properties also provided a guaranty of the principal balance and any interest or other sums outstanding under the Crown Pointe Mortgage Loan in the event of certain bankruptcy or insolvency proceedings involving the Buyer.
110 William Street Refinancing
On May 2, 2014, in connection with the acquisition of 110 William Street, the 110 William Joint Venture assumed a mortgage loan with a face amount of $141.5 million and a mezzanine loan with a face amount of $20.0 million (the “110 William Street Existing Loans”). On March 6, 2017, the 110 William Joint Venture closed the refinancing of the 110 William Street Existing Loans (the “Refinancing”). The 110 William Joint Venture repaid $156.0 million of principal related to the 110 William Street Existing Loans. The Refinancing was comprised of the following loans from unaffiliated lenders: (i) a mortgage loan in the maximum amount of up to $232.3 million from Morgan Stanley Bank, N.A., a national banking association (the “110 William Street Mortgage Loan”), (ii) a senior mezzanine loan in the maximum amount of up to $33.8 million from Morgan Stanley Mortgage Capital Holdings LLC, a New York limited liability company (the “110 William Street Senior Mezzanine Loan”), and (iii) a junior mezzanine loan in the maximum amount of up to $33.8 million from Morgan Stanley Mortgage Capital Holdings LLC, a New York limited liability company (the “110 William Street Junior Mezzanine Loan”).

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

The loans under the Refinancing mature on March 7, 2019, with three one-year extension options. The 110 William Street Mortgage Loan bears interest at a floating rate of 2.2472% over one-month LIBOR. The 110 William Street Senior Mezzanine Loan and the 110 William Street Junior Mezzanine Loan bear interest at a floating rate of 6.25% over one-month LIBOR. The 110 William Joint Venture entered into three interest rate caps that effectively limit one-month LIBOR at 3.00% on $275.0 million of the Refinancing amount as of the effective date, up to $300.0 million, accreting according to a notional schedule, effective March 6, 2017 through March 7, 2019. The loans under the Refinancing have monthly payments that are interest-only with the entire unpaid principal balance and all outstanding interest and fees due at maturity. The 110 William Joint Venture has the right to prepay the loans in whole at any time or in part from time to time to the extent necessary, subject to the payment of certain expenses potentially incurred by the lender as a result of the prepayment, the payment of a prepayment premium and breakage costs in certain circumstances, and certain other conditions contained in the loan documents. At closing, $205.0 million had been disbursed from the 110 William Street Mortgage Loan to the 110 William Joint Venture with $27.3 million remaining available for future disbursements to be used for tenant improvements, leasing commissions and capital improvements, subject to certain terms and conditions contained in the loan documents. At closing, $29.85 million had been disbursed from the 110 William Street Senior Mezzanine Loan to the 110 William Joint Venture and $29.85 million had been disbursed from the 110 William Junior Mezzanine Loan to the 110 William Joint Venture, with $4.0 million remaining available under the 110 William Street Senior Mezzanine Loan and $4.0 million remaining available under the 110 William Street Junior Mezzanine Loan for future disbursements to be used for tenant improvements, leasing commissions and capital improvements, subject to certain terms and conditions contained in the loan documents under the 110 William Street Senior Mezzanine Loan and the 110 William Street Junior Mezzanine Loan.
Distribution Declared
On March 9, 2017, the Company's board of directors authorized a distribution in the amount of $0.09246575 per share of common stock to stockholders of record as of the close of business on March 13, 2017. The Company expects to pay this distribution on March 16, 2017.

KBS STRATEGIC OPPORTUNITY REIT, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
December 31, 2016
(dollar amounts in thousands)

				Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances	Land	Building and Improvements (1)	Total	Cost Capitalized Subsequent to Acquisition (2)	Land	Building and Improvements (1)	Total (3)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired or Foreclosed on
Properties Held for Investment
Northridge Center I & II	Atlanta, GA	100.0%	(4)	$2,234	$4,457	$6,691	$3,038	$2,234	$7,495	$9,729	$(2,509)	1985/1989	03/25/2011
Iron Point Business Park	Folsom, CA	100.0%	(5)	2,671	16,576	19,247	2,939	2,671	19,515	22,186	(4,914)	1999/2001	06/21/2011
Richardson Portfolio
Palisades Central I	Richardson, TX	90.0%	(6)	1,037	8,628	9,665	2,289	1,037	10,917	11,954	(2,605)	1980	11/23/2011
Palisades Central II	Richardson, TX	90.0%	(6)	810	17,117	17,927	1,066	810	18,183	18,993	(4,432)	1985	11/23/2011
Greenway I	Richardson, TX	90.0%	(6)	561	1,170	1,731	1,193	561	2,363	2,924	(691)	1983	11/23/2011
Greenway III	Richardson, TX	90.0%	(6)	702	4,083	4,785	185	702	4,268	4,970	(1,481)	1983	11/23/2011
Undeveloped Land	Richardson, TX	90.0%	(6)	1,997	—	1,997	1,137	3,134	—	3,134	—	N/A	11/23/2011
Total Richardson Portfolio			40,594	5,107	30,998	36,105	5,870	6,244	35,731	41,975	(9,209)
Park Highlands	North Las Vegas, NV	(7)	—	20,307	—	20,307	13,855	34,162	—	34,162	—	N/A	12/30/2011
Bellevue Technology Center	Bellevue, WA	100.0%	59,400	25,506	52,411	77,917	7,980	25,506	60,391	85,897	(10,810)	1973-2000	07/31/2012
Powers Ferry Landing East	Atlanta, GA	100.0%	(4)	1,643	3,761	5,404	4,354	1,643	8,115	9,758	(2,393)	1980/1982/1985	09/24/2012
1800 West Loop	Houston, TX	100.0%	(5)	8,360	59,292	67,652	5,971	8,360	65,263	73,623	(12,894)	1982	12/04/2012
West Loop I & II	Houston, TX	100.0%	(4)	7,300	29,742	37,042	4,362	7,300	34,104	41,404	(5,921)	1980/1981	12/07/2012
Burbank Collection	Burbank, CA	90.0%	9,812	4,175	8,799	12,974	3,016	4,175	11,815	15,990	(1,721)	2008	12/12/2012
Austin Suburban Portfolio	Austin, TX	100.0%	(4)	8,288	67,745	76,033	2,471	8,288	70,216	78,504	(10,533)	1985/1986/2000	03/28/2013
Westmoor Center	Westminster, CO	100.0%	62,000	10,058	73,510	83,568	(1,178)	10,058	72,332	82,390	(12,022)	1998/1999	06/12/2013
Central Building	Seattle, WA	100.0%	27,600	7,015	26,124	33,139	2,232	7,015	28,356	35,371	(4,013)	1907	07/10/2013
50 Congress Street	Boston, MA	100.0%	31,525	9,876	43,455	53,331	348	9,876	43,803	53,679	(6,747)	1910/1915	07/11/2013
1180 Raymond	Newark, NJ	100.0%	6,635	8,292	37,651	45,943	(109)	8,292	37,542	45,834	(3,925)	1929	08/20/2013
Park Highlands II (8)	North Las Vegas, NV	100.0%	—	20,118	—	20,118	3,346	23,464	—	23,464	—	N/A	12/10/2013
Maitland Promenade II	Orlando, FL	100.0%	20,877	3,434	27,282	30,716	960	3,434	28,242	31,676	(4,516)	2001	12/18/2013
Plaza Buildings	Bellevue, WA	100.0%	109,866	53,040	133,157	186,197	13,044	53,040	146,201	199,241	(18,448)	1978/1983	01/14/2014
424 Bedford	Brooklyn, NY	90.0%	24,832	8,860	24,820	33,680	678	8,860	25,498	34,358	(2,049)	2010	01/31/2014
Richardson Land II	Richardson, TX	90.0%	—	3,096	—	3,096	322	3,418	—	3,418	—	N/A	09/04/2014
Westpark Portfolio	Redmond, WA	100.0%	83,200	36,085	90,227	126,312	3,246	36,085	93,473	129,558	(4,550)	1984-1992	05/10/2016
353 Sacramento	San Francisco, CA	100.0%	85,500	58,374	115,696	174,070	920	58,374	116,616	174,990	(3,002)	1982	07/11/2016
	Total Properties Held for Investment			$303,839	$845,703	$1,149,542	$77,665	$322,499	$904,708	$1,227,207	$(120,176)
____________________
(1) Building and improvements include tenant origination and absorption costs.
(2) Costs capitalized subsequent to acquisition is net of write-offs of fully depreciated/amortized assets.
(3) The aggregate cost of real estate for federal income tax purposes was $1.3 billion (unaudited) as of December 31, 2016.
(4) As of December 31, 2016, $106.5 million of debt was outstanding secured by Northridge Center I & II, Powers Ferry Landing East, West Loop I & II and the Austin Suburban Portfolio.
(5) As of December 31, 2016, $11.8 million of debt was outstanding secured by 1800 West Loop and Iron Point Business Park.
(6) As of December 31, 2016, $40.6 million of debt was outstanding secured by the Richardson Portfolio.

KBS STRATEGIC OPPORTUNITY REIT, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
December 31, 2016
(dollar amounts in thousands)

(7) On March 18, 2016, the Company increased its membership interest in the Park Highlands joint venture from 50.1% to 51.58% by acquiring an additional 1.48% membership interest from one of the joint venture partners. On June 6, 2016, the Company increased its membership interest in the Park Highlands joint venture from 51.58% to 97.62% by acquiring an additional 46.04% membership interest from one of the joint venture partners.  On June 25, 2016, the Company increased its membership interest in the Park Highlands joint venture from 97.62% to 100% by acquiring the remaining 2.38% membership interest from the remaining joint venture partner. On September 7, 2016, a subsidiary of the Company that owns a portion of Park Highlands, sold 820 units of 10% Class A non-voting preferred membership units for $0.8 million to accredited investors. The amount of the Class A non-voting preferred membership units raised, net of offering costs, is included in other liabilities on the accompanying consolidated balance sheets.
(8) On March 18, 2016, the Company increased its membership interest in the Park Highlands II joint venture from 99.5% to 100% by acquiring the remaining 0.5% membership interest from its joint venture partner.

KBS STRATEGIC OPPORTUNITY REIT, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
December 31, 2016
(dollar amounts in thousands)

	2016	2015	2014
Real Estate (1):
Balance at the beginning of the year	$914,074	$919,259	$668,018
Acquisitions (2)	300,382	—	227,339
Improvements	33,909	32,385	36,942
Write-off of fully depreciated and fully amortized assets	(19,220)	(13,212)	(10,362)
Impairments	—	—	(697)
Loss due to property damages	(1,938)	(2,260)	(707)
Sales	—	(22,098)	(1,274)
Balance at the end of the year	$1,227,207	$914,074	$919,259

Accumulated depreciation and amortization (1):
Balance at the beginning of the year	$91,560	$64,171	$29,859
Depreciation and amortization expense	47,836	41,513	44,848
Write-off of fully depreciated and fully amortized assets	(19,220)	(13,212)	(10,362)
Impairments	—	—	(118)
Sales	—	(912)	(56)
Balance at the end of the year	$120,176	$91,560	$64,171
____________________
(1) Amounts include real estate held for sale.
(2) Acquisitions includes properties which the Company acquired through foreclosure on or to which it otherwise received title.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on March 10, 2017.

KBS STRATEGIC OPPORTUNITY REIT, INC.

By:	/s/ Keith D. Hall
Keith D. Hall
Chief Executive Officer and Director (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ KEITH D. HALL	Chief Executive Officer and Director (principal executive officer)	March 10, 2017
Keith D. Hall
/s/ PETER MCMILLAN III	Chairman of the Board, President and Director	March 10, 2017
Peter McMillan III
/s/ JEFFREY K. WALDVOGEL	Chief Financial Officer (principal financial officer)	March 10, 2017
Jeffrey K. Waldvogel
/s/ STACIE K. YAMANE	Chief Accounting Officer (principal accounting officer)	March 10, 2017
Stacie K. Yamane
/s/ MICHAEL L. MEYER	Director	March 10, 2017
Michael L. Meyer
/s/ WILLIAM M. PETAK	Director	March 10, 2017
William M. Petak
/s/ ERIC J. SMITH	Director	March 10, 2017
Eric J. Smith