Form 10-K/A
period 2016-12-31
KBS Strategic Opportunity REIT, Inc.
filed 2017-05-01
CIK 1452936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________________________
FORM 10-K/A
(Amendment No.1)
___________________________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 000-54382
___________________________________________________________________________________________
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
_____________________________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.01 par value per share
_____________________________________________________________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐  No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒ No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment of this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐  No  ☒
There is no established market for the Registrant’s shares of common stock. On December 8, 2016, the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $14.81 based on the estimated value of the Registrant’s assets less the estimated value of the Registrant’s liabilities divided by the number of shares outstanding, as of September 30, 2016. For a full description of the methodologies used to value the Registrant’s assets and liabilities in connection with the calculation the estimated value per share as of December 8, 2016, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.” There were approximately 58,304,634 shares of common stock held by non-affiliates as of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter.
As of April 24, 2017, there were 56,708,525 outstanding shares of common stock of the Registrant.

EXPLANATORY NOTE
We are filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the year ended December 31, 2016, originally filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2017 (the “Original Filing”), to include information required by Items 10 through 14 of Part III of Form 10-K.
In accordance with Rule 12b-15 of the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14, and Part IV, Item 15, of the Original Filing are hereby amended and restated in their entirety, and new certifications have been included with this Amendment as required by Rule 13a-14(a) under the Exchange Act. This Amendment does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We have provided below certain information about our executive officers and directors.

Name	Position(s)	Age*
Keith D. Hall	Chief Executive Officer and Director	58
Peter McMillan III	Chairman of the Board, President and Director	59
Jeffrey K. Waldvogel	Chief Financial Officer, Treasurer and Secretary	39
Stacie K. Yamane	Chief Accounting Officer	52
Michael L. Meyer	Independent Director	78
William M. Petak	Independent Director	55
Eric J. Smith	Independent Director	59
Kenneth G. Yee	Independent Director	57
_____________________
* As of April 1, 2017.
Keith D. Hall is our Chief Executive Officer and one of our directors, positions he has held since December 2008 and October 2008, respectively. He is also an Executive Vice President of KBS REIT I, KBS REIT II, KBS REIT III and KBS Growth & Income REIT, Inc. (“KBS Growth & Income REIT”), positions he has held for these entities since June 2005, August 2007, January 2010 and January 2015, respectively, and is the Chief Executive Officer and a director of KBS Strategic Opportunity REIT II, positions he has held since February 2013. In addition, Mr. Hall is a sponsor of our company, KBS REIT I, KBS REIT II, KBS REIT III, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT II and KBS Growth & Income REIT, which were formed in 2008, 2005, 2007, 2009, 2009, 2013 and 2014, respectively. Mr. Hall owns and controls a 50% interest in GKP Holding LLC. GKP Holding owns a 33 1/3% interest in KBS Holdings LLC, which is the sole owner of our advisor and our dealer manager. All four of our sponsors, Messrs. Bren, Hall, McMillan and Schreiber, actively participate in the management and operations of our advisor.
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
Our board of directors has concluded that Mr. Hall is qualified to serve as one of our directors for reasons including his expertise in the real estate finance markets and his expertise with real estate-related investments. With over 30 years of experience investing in and managing real estate-related investments, Mr. Hall has the depth and breadth of experience to implement our business strategy. As an executive officer and principal of our advisor, Mr. Hall is able to direct the board of directors to the critical issues facing our company.
Peter McMillan III is our President, the Chairman of the Board and one of our directors, positions he has held since December 2008. He is also an Executive Vice President, Treasurer, Secretary and a director of KBS REIT I, KBS REIT II and KBS REIT III, an Executive Vice President of KBS Legacy Partners Apartment REIT, and the President, Chairman of the Board and a director of KBS Strategic Opportunity REIT II, positions he has held for these entities since June 2005, August 2007, January 2010, August 2009 and February 2013, respectively. From January 2015 through February 2017, Mr. McMillan was an Executive Vice President, the Treasurer and Secretary and a director of KBS Growth & Income REIT. In addition, Mr. McMillan is a sponsor of our company, KBS REIT I, KBS REIT II, KBS REIT III, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT II and KBS Growth & Income REIT, which were formed in 2008, 2005, 2007, 2009, 2009, 2013 and 2014, respectively. Mr. McMillan owns and controls a 50% interest in GKP Holding LLC. GKP Holding owns a 33 1/3% interest in KBS Holdings LLC, which is the sole owner of our advisor and the owner of our dealer manager. All four of our sponsors, Messrs. Bren, Hall, McMillan and Schreiber, actively participate in the management and operations of our advisor. Mr. McMillan is also a member of the investment committee formed by our advisor to evaluate and authorize new investment opportunities for us.

Mr. McMillan is a Partner and co-owner of Temescal Canyon Partners LP, an investment advisor formed in 2013 to manage a multi-strategy hedge fund on behalf of investors. Mr. McMillan is also a co-founder and the Managing Partner of Willowbrook Capital Group, LLC, an asset management company. Prior to forming Willowbrook in 2000, Mr. McMillan served as an Executive Vice President and Chief Investment Officer of SunAmerica Investments, Inc., which was later acquired by AIG. As Chief Investment Officer, he was responsible for over $75.0 billion in assets, including residential and commercial mortgage-backed securities, public and private investment grade and non-investment grade corporate bonds and commercial mortgage loans and real estate investments. Before joining SunAmerica in 1989, he served as Assistant Vice President for Aetna Life Insurance and Annuity Company with responsibility for the company’s $6.0 billion fixed income portfolios. Mr. McMillan received his Master of Business Administration in Finance from the Wharton Graduate School of Business at the University of Pennsylvania and his Bachelor of Arts Degree with honors in Economics from Clark University. Mr. McMillan is a member of the Board of Trustees of Metropolitan West Funds, TCW Mutual Funds and TCW Alternative Funds, and is a former director of Steinway Musical Instruments, Inc.
Our board of directors has concluded that Mr. McMillan is qualified to serve as one of our directors and the Chairman of the Board for reasons including his expertise in real estate finance and with real estate-related investments. With over 30 years of experience investing in and managing real estate-related debt investments, Mr. McMillan offers insights and perspective with respect to our real estate-related investment portfolio as well as our real estate portfolio. As one of our executive officers and a principal of our advisor, Mr. McMillan is also able to direct the board of directors to the critical issues facing our company. Further, his experiences as a director of KBS REIT I, KBS REIT II, KBS REIT III, KBS Strategic Opportunity REIT II, Metropolitan West Funds, TCW Mutual Funds and TCW Alternative Funds, and as a former director of KBS Growth & Income REIT and Steinway Musical Instruments, Inc., provide him with an understanding of the requirements of serving on a public company board and qualify him to serve as the chairman of the board of directors.
Jeffrey K. Waldvogel is our Chief Financial Officer, Treasurer and Secretary, positions he has held since June 2015. He is the Chief Financial Officer of our advisor, KBS REIT I, KBS REIT II, KBS REIT III and KBS Growth & Income REIT, positions he has held for these entities since June 2015. He is also the Chief Financial Officer, Treasurer and Secretary of KBS Legacy Partners Apartment REIT and KBS Strategic Opportunity REIT II, positions he has held for these entities since June 2015. Mr. Waldvogel is a member of the investment committee formed by our advisor to evaluate and recommend new investment opportunities for us.
Mr. Waldvogel has been employed by an affiliate of our advisor since November 2010. With respect to the KBS-sponsored REITs advised by our advisor, he served as the Director of Finance and Reporting from July 2012 to June 2015 and as the VP Controller Technical Accounting from November 2010 to July 2012. In these roles, Mr. Waldvogel was responsible for overseeing internal and external financial reporting, valuation analysis, financial analysis, REIT compliance, debt compliance and reporting, and technical accounting.
Prior to joining an affiliate of KBS Realty Advisors in 2010, Mr. Waldvogel was an audit senior manager at Ernst & Young LLP. During his eight years at Ernst & Young LLP, where he worked from October 2002 to October 2010, Mr. Waldvogel performed or supervised various auditing engagements, including the audit of financial statements presented in accordance with U.S. generally accepted accounting principles (“GAAP”), as well as financial statements prepared on a tax basis. These auditing engagements were for clients in a variety of industries, with a significant focus on clients in the real estate industry.
In April 2002, Mr. Waldvogel received a Master of Accountancy Degree and Bachelor of Science from Brigham Young University in Provo, Utah. Mr. Waldvogel is a Certified Public Accountant (California).
Stacie K. Yamane is our Chief Accounting Officer, a position she has held since August 2009. Ms. Yamane is also the Chief Accounting Officer, Portfolio Accounting of our advisor and Chief Accounting Officer of KBS REIT I, KBS REIT II, KBS REIT III, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT II and KBS Growth & Income REIT, positions she has held for these entities since October 2008, October 2008, October 2008, January 2010, August 2009, February 2013 and January 2015, respectively. From July 2007 until December 2008, Ms. Yamane served as the Chief Financial Officer of KBS REIT II and from July 2007 to October 2008 she served as Controller of KBS REIT II; from October 2004 to October 2008, Ms. Yamane served as Fund Controller of our advisor; from June 2005 to December 2008, she served as Chief Financial Officer of KBS REIT I; and from June 2005 to October 2008, she served as Controller of KBS REIT I.
Ms. Yamane also serves as Senior Vice President/Controller, Portfolio Accounting for KBS Realty Advisors LLC, a position she has held since 2004. She served as a Vice President/Portfolio Accounting with KBS-affiliated investment advisors from 1995 to 2004. At KBS Realty Advisors, from 2004 through 2015, Ms. Yamane was responsible for client accounting/reporting for two real estate portfolios. These portfolios consisted of industrial, office and retail properties as well as land parcels. Ms. Yamane worked closely with portfolio managers, asset managers, property managers and clients to ensure the completion of timely and accurate accounting, budgeting and financial reporting. In addition, she assisted in the supervision and management of KBS Realty Advisors’ accounting department.

Prior to joining an affiliate of KBS Realty Advisors in 1995, Ms. Yamane was an audit manager at Kenneth Leventhal & Company, a CPA firm specializing in real estate. During her eight years at Kenneth Leventhal & Company, Ms. Yamane performed or supervised a variety of auditing, accounting and consulting engagements including the audit of financial statements presented in accordance with GAAP, as well as financial statements presented on a cash and tax basis, the valuation of asset portfolios and the review and analysis of internal control systems. Her experiences with various KBS-affiliated entities and Kenneth Leventhal & Company give her over 25 years of real estate experience.
Ms. Yamane received a Bachelor of Arts Degree in Business Administration with a dual concentration in Accounting and Management Information Systems from California State University, Fullerton. She is a Certified Public Accountant (inactive California).
Michael L. Meyer is one of our independent directors and is the chairman of the audit committee, a position he has held since October 2009. He is also an independent director and the chairman of the audit committee of KBS Legacy Partners Apartment REIT and KBS Strategic Opportunity REIT II, positions he has held since January 2010 and April 2014, respectively. Mr. Meyer is a private real estate investor and since 1999 has been the Chief Executive Officer of the Michael L. Meyer Company. The Michael L. Meyer Company is a principal and/or manager of real estate entities and provides those entities with property acquisition, financing and management services and advice. Since June 2006, Mr. Meyer also has been a principal of TwinRock Partners, LLC (formerly known as AMG Realty Investors, LLC), a commercial and residential real estate investment company. From 2000 to 2003, Mr. Meyer was a principal in Advantage 4 LLC, a provider of telecommunications systems for real estate projects. From 1999 to 2003, Mr. Meyer was also a principal of Pacific Capital Investors, which acquired non-performing loans secured by real estate in Japan. From 1974 to 1998, Mr. Meyer was Managing Partner-Orange County and Audit Partner of the E&Y Kenneth Leventhal Real Estate Group of Ernst & Young LLP and its predecessor. Mr. Meyer is a director and member of the audit committee of Opus Bank positions he has held since September 2010. Additionally, Mr. Meyer served as a director and member of the audit committee of City National Bank and City National Corporation from 1999 to 2010, as a director and member of the audit committee of William Lyon Homes, Inc. from 2000 to 2005 and as a director and chair of the audit committee of Paladin Realty Income Properties, Inc. from 2004 to 2014.
Mr. Meyer was inducted into the California Building Industry Foundation Hall of Fame in June of 1999 for outstanding achievements in the real estate industry and community. Mr. Meyer was also the recipient of the University of California Irvine Graduate School of Management Real Estate Program Lifetime Achievement Award. Mr. Meyer received a Bachelor’s of Business Administration from the University of Iowa. He is a Certified Public Accountant (inactive California).
Our board of directors has concluded that Mr. Meyer is qualified to serve as one of our independent directors and the chairman of the audit committee for reasons including his expertise with respect to commercial real estate investments and accounting and financial reporting matters. With over 14 years of experience investing in commercial real estate and providing commercial real estate acquisition, financing and management services and advice, Mr. Meyer is well-positioned to advise the board with respect to potential investment opportunities and investment management. In addition, with 38 years of experience as an independent Certified Public Accountant or auditor for real estate companies, Mr. Meyer provides the board of directors with substantial expertise regarding real estate accounting and financial reporting matters. Further, Mr. Meyer’s experience as a director and chairman of the audit committee of KBS Legacy Partners Apartment REIT and KBS Strategic Opportunity REIT II and as a director and member of the Audit Committee of Opus Bank, and his prior experience as a director and member of the audit committee of City National Bank and City National Corporation, as a director and member of the audit committee of William Lyon Homes, Inc. and as a director and chair of the audit committee of Paladin Realty Income Properties, Inc. provide him with an understanding of the requirements of serving on a public company board.
William M. Petak is one of our independent directors, a position he has held since October 2009. He is also an independent director and chair of the conflicts committee of KBS Strategic Opportunity REIT II, positions he has held since April 2014. Since April 2009, Mr. Petak has served as the Managing Principal of CorAmerica Capital, LLC, a commercial real estate loan investment manager. CorAmerica Capital was established to acquire discounted performing mortgage and real estate-related assets as well as originate new real estate investments. Mr. Petak has over 30 years of experience in the real estate industry and 20 years of experience investing in real estate-related debt investments. From January 2005 to April 2009, Mr. Petak served as Senior Vice President and Director for AIG Mortgage Capital, LLC, a subsidiary of American International Group, Inc. (AIG). Mr. Petak also served as National Head of Mortgage Lending and Real Estate for the retirement services company, SunAmerica, Inc., from January 1999 to August 2001, and served as Managing Director for AIG Investments, Inc. as well as National Head of Mortgage Lending and Real Estate for both SunAmerica and the life insurance company American General from August 2001 to April 2009.

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
Mr. Petak is a graduate of the University of Southern California with a Bachelor of Science in Finance and Business Economics. He is a member of the Mortgage Bankers Association, the Commercial Mortgage Securities Association, the CRE Financial Council, Life Mortgage and Real Estate Officer Council and the President’s Council of the Real Estate Roundtable. Mr. Petak is a founding member of the Richard S. Ziman Center for Real Estate at the UCLA Anderson School of Management. He currently is Chairman Emeritus of the Center and previously served as its Chairman.
Our board of directors has concluded that Mr. Petak is qualified to serve as one of our independent directors for reasons including his expertise in the real estate finance markets. With over 30 years of experience in the real estate industry and over 20 years of experience investing in real estate-related debt, Mr. Petak offers insights and perspective with respect to our investment portfolio. Further, as a director and chair of the conflicts committee of KBS Strategic Opportunity REIT II and as a member of the Mortgage Bankers Association, the Commercial Mortgage Securities Association, the CRE Financial Council, the Life Mortgage and Real Estate Officer Council, the President’s Council of the Real Estate Roundtable and a founding member, current Chairman Emeritus and past Chairman of the Richard S. Ziman Center for Real Estate at the UCLA Anderson School of Management, Mr. Petak is regularly and actively engaged in both the professional and academic community.
Eric J. Smith is one of our independent directors and is the chairman of the conflicts committee, positions he has held since October 2009. Mr. Smith has over 30 years of experience in the real estate finance industry. Mr. Smith currently serves as Managing Director for Situs Group, LLC, a firm that provides commercial real estate advisory services and solutions. From March 2012 to January 2013, Mr. Smith served as Managing Director-Sales for Loan Value Group, a firm that works with holders of residential mortgage risk to reduce their exposure to borrower strategic default. From 1985 to 2009, Mr. Smith was employed by the Credit Suisse Group and its predecessor firms. From September 2004 to February 2009, he was the Managing Director, Fixed Income Sales for the Securitized Products unit. From 2002 to September 2004, he was Managing Director and San Francisco Branch Manager, Fixed Income Sales. From 1998 to 2002, he was Director, Fixed Income Sales. From 1985 to 1998, he was Vice President, Fixed Income Sales. While at Credit Suisse and its predecessor firms, he was responsible for the acquisition and disposition of residential and commercial whole loans, public and private investment grade and non-investment grade residential and commercial mortgage-backed securities and CDOs. He also executed trades in U.S. government securities, asset-backed securities, corporate bonds and repurchase lending. Prior to working for Credit Suisse and its predecessor firms, Mr. Smith was with Farmer’s Savings as a regional director for real estate mortgage acquisitions and with Wells Fargo Mortgage as a Vice President in their Secondary Mortgage Division. Mr. Smith received a Bachelor of Science in Finance from California State University Sacramento. Mr. Smith holds FINRA Series 7 and 63 licenses.
Our board of directors has concluded that Mr. Smith is qualified to serve as one of our independent directors and the chairman of the conflicts committee for reasons including his expertise in the real estate finance markets. Mr. Smith has experience with a broad range of debt-related investments, including residential and commercial whole loans, public and private investment grade and non-investment grade residential and commercial mortgage-backed securities, U.S. government securities, asset-backed securities and repurchase lending. With over 30 years of experience in the real estate finance industry, Mr. Smith’s knowledge and expertise of the real estate finance market complement that of the other board members.

Kenneth G. Yee is one of our independent director, a position he has held since April 2017. He is also an independent director of KBS Strategic Opportunity REIT II, a position he has held since April 2017. Since 2000, Mr. Yee has been the President and Chief Executive Officer of Ridgecrest Capital, Inc., a real estate financial advisory services and structured finance firm. Mr. Yee previously served in the same positions for Ridgecrest Capital, Inc. from 1992 to 1997. From 2007 to June 2011, Mr. Yee was also the managing director of Cappello Capital Corp., where he was responsible for sourcing, evaluating, structuring and placing transactions relating to domestic and international real estate equity and debt, and small and middle market corporate capital raising and mergers and acquisitions. Mr. Yee served as Senior Vice President of Acquisitions for Imperial Credit Commercial Mortgage Investment Corp from 1998 to 1999. From 1990 to 1991, Mr. Yee served as Vice President and Controller for Secured Capital Corp. (now known as Eastdil Secured LLC, a division of Wells Fargo), a real estate advisory and investment banking firm. Prior to that, he was a Vice President at Drexel Burnham Lambert from 1987 to 1990. From 1986 to 1987, Mr. Yee was an associate consultant for Kenneth Leventhal & Company, a real estate consulting and public accounting firm. Mr. Yee was a financial analyst with Deseret Pacific Mortgage from 1985 to 1986 and he was a senior accountant with Ernst & Whitney, a public accounting firm, from 1982 to 1985.
Mr. Yee received Bachelor of Science in Business Administration, Master of Business Administration and Master of Business Taxation degrees from the University of Southern California. He also received a Master of Science in Real Estate Development degree from the Massachusetts Institute of Technology and a Juris Doctor degree from the University of California, Los Angeles. Mr. Yee is a Chartered Financial Analyst, a Certified Public Accountant, a licensed attorney and a licensed real estate broker.
Our board of directors has concluded that Mr. Yee is qualified to serve as one of our independent directors for reasons including his expertise with respect to real estate equity and debt transactions and accounting matters. With almost 25 years of experience with real estate equity and debt transactions, Mr. Yee is well-positioned to advise the board with respect to potential investment opportunities and investment management. In addition, with over 30 years of experience as a Certified Public Accountant, Mr. Yee provides our board of directors with substantial expertise regarding real estate accounting and financial reporting matters.
The Audit Committee
Our board of directors has established an audit committee. The audit committee’s function is to assist the board of directors in fulfilling its responsibilities by overseeing (i) our accounting and financial reporting processes, (ii) the integrity of our financial statements, (iii) our compliance with legal and regulatory requirements, (iv) our independent auditors’ qualifications, performance and independence, and (v) the performance of our internal audit function.
The members of the audit committee are Michael L. Meyer (Chairman), William M. Petak, Eric J. Smith and Kenneth G. Yee. All of the members of the audit committee are “independent” as defined by the New York Stock Exchange. The board of directors has determined that all members of the audit committee have significant financial and/or accounting experience, and the board of directors has determined that Mr. Meyer and Mr. Yee each satisfy the SEC’s requirements for an “audit committee financial expert.” Mr. Meyer serves on the audit committees of three other public companies, in addition to his service on our audit committee. The board of directors has affirmatively determined that such simultaneous service by Mr. Meyer on the audit committees of the three other public companies will not impair his ability to effectively serve on our audit committee.
Code of Conduct and Ethics
We have adopted a Code of Conduct and Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. Our Code of Conduct and Ethics can be found at http://www.kbsstrategicopportunityreit.com.
Section 16(a) Beneficial Ownership Reporting Compliance
Under U.S. securities laws, directors, executive officers, and any persons beneficially owning more than 10% of our common stock are required to report their initial ownership of the common stock and most changes in that ownership to the SEC. The SEC has designated specific due dates for these reports, and we are required to identify in this proxy statement those persons who did not file these reports when due. Based solely on our review of copies of the reports filed with the SEC and written representations of our directors and executive officers, we believe all persons subject to the Section 16 reporting requirements filed the reports on a timely basis in 2016.

ITEM 11.	EXECUTIVE COMPENSATION
Compensation of Executive Officers
Our executive officers do not receive compensation directly from us for services rendered to us. Our executive officers are officers and/or employees of, or hold an indirect ownership interest in our advisor, and/or its affiliates, and our executive officers are compensated by these entities, in part, for their services to us. See Part III, Item 13, “Certain Relationships and Related Transactions and Director Independence - Certain Transactions with Related Persons” for a discussion of the fees paid to our advisor and its affiliates.
Compensation of Directors
If a director is also one of our executive officers, we do not pay any compensation to that person for services rendered as a director. The amount and form of compensation payable to our independent directors for their service to us is determined by the conflicts committee, based upon recommendations from our advisor. Two of our executive officers, Messrs. Hall and McMillan, manage and control our advisor, and through our advisor, they are involved in recommending and setting the compensation to be paid to our independent directors.
We have provided below certain information regarding compensation earned by or paid to our directors during fiscal year 2016.

Name	Fees Earned or Paid in Cash in 2016 (1)	All Other Compensation	Total
Michael L. Meyer	$118,293	$—	$118,293
William M. Petak	123,833	—	123,833
Eric J. Smith	116,833	—	116,833
Kenneth G. Yee (2)	—	—	—
Peter McMillan III (3)	—	—	—
Keith D. Hall (3)	—	—	—
_____________________
(1) Fees Earned or Paid in Cash in 2016 include meeting fees earned in: (i) 2015 but paid in 2016 as follows: Mr. Meyer $10,333, Mr. Petak $9,333, and Mr. Smith $9,333; and (ii) 2016 and paid or to be paid in 2017 as follows: Mr. Meyer $11,833, Mr. Petak $13,833, and Mr. Smith $11,833.
(2) Mr. Yee was appointed to serve as a director in April 2017.
(3) Directors who are also our executive officers do not receive compensation for services rendered as a director.
Cash Compensation
We compensate each of our independent directors with an annual retainer of $40,000. In addition, we pay our independent directors for attending board and audit and conflicts committee meetings as follows:

•	$2,500 in cash for each board meeting attended;

•	$2,500 in cash for each committee meeting attended, except that the chairman of the committee is paid $3,000 for each committee meeting attended;

•	$2,000 in cash for each teleconference board meeting attended; and

•	$2,000 in cash for each teleconference committee meeting attended, except that the chairman of the committee is paid $3,000 for each teleconference committee meeting attended.
All directors will receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Stock Ownership
The following table shows, as of April 24, 2017, the amount of our common stock beneficially owned (unless otherwise indicated) by (i) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (ii) our directors, (iii) our executive officers, and (iv) all of our directors and executive officers as a group.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)		Percent of all Shares
KBS Capital Advisors LLC	20,000	(3)	*
Keith D. Hall, Chief Executive Officer and Director	346,595	(3)(4)	*
Peter McMillan III, Chairman of the Board, President and Director	346,595	(3)(4)	*
Jeffrey K. Waldvogel, Chief Financial Officer, Treasurer and Secretary	—		—
Stacie K. Yamane, Chief Accounting Officer	—		—
Michael L. Meyer, Independent Director	—		—
William M. Petak, Independent Director	—		—
Eric J. Smith, Independent Director	—		—
Kenneth G. Yee, Independent Director	—		—
All directors and executive officers as a group	346,595	(3)(4)	*
_____________________
* Less than 1% of the outstanding common stock.
(1) The address of each named beneficial owner is c/o KBS Strategic Opportunity REIT, Inc., 800 Newport Center Drive, Suite 700, Newport Beach, California 92660.
(2) None of the shares are pledged as security.
(3) Includes 20,000 shares owned by KBS Capital Advisors, which is indirectly owned and controlled by Peter M. Bren, Keith D. Hall, Peter McMillan III and Charles J. Schreiber, Jr.
(4) Includes 326,595 shares owned by Willowbrook Capital Group LLC, which is directly owned and controlled by Peter McMillan III and Keith D. Hall.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Director Independence
Although our shares are not listed for trading on any national securities exchange, a majority of the directors, and all of the members of the audit committee and the conflicts committee, are “independent” as defined by the New York Stock Exchange. The New York Stock Exchange standards provide that to qualify as an independent director, in addition to satisfying certain bright-line criteria, our board of directors must affirmatively determine that a director has no material relationship with us (either directly or as a partner, stockholder or officer of an organization that has a relationship with us). Our board of directors has affirmatively determined that each of Michael L. Meyer, William M. Petak, Eric J. Smith and Kenneth G. Yee satisfies the bright-line criteria and that none has a relationship with us that would interfere with such person’s ability to exercise independent judgment as a member of the board of directors. None of these directors has ever served as (or is related to) an employee of ours or any of our predecessors or acquired companies or received or earned any compensation from us or any such other entities except for compensation directly related to service as a director of us. Therefore, we believe that all of these directors are independent directors.
Report of the Conflicts Committee
Review of Our Policies
The conflicts committee has reviewed our policies and determined that they are in the best interest of our stockholders. Set forth below is a discussion of the basis for that determination.

Offering Policy. We ceased offering shares of common stock in our primary offering of 100,000,000 shares on November 14, 2012 because we believe we had raised sufficient funds to acquire a diverse portfolio of income-producing properties and real estate-related assets to meet our stated investment objectives and terminating the primary offering was in the best interest of our stockholders. We continue to offer shares of common stock under our dividend reinvestment plan and may do so until we have sold all 40,000,000 shares available for sale. We expect to use substantially all of the net proceeds from the sale of shares under our dividend reinvestment plan for general corporate purposes, including, but not limited to, the redemption of shares under our share redemption program; reserves required by any financings of our investments; future funding obligations under any real estate loans receivable we acquire; the acquisition or origination of assets, which would include payment of acquisition and origination fees to our advisor; the repayment of debt; and other cash uses related to our investments, such as purchasing a loan senior to ours to protect our junior position in the event of a default by the borrower on the senior loan, making protective advances to preserve collateral securing a loan, or making capital and tenant improvements or paying leasing costs and commissions related to real property. For the year ended December 31, 2016, the costs of raising capital in our dividend reinvestment plan represented less than 1.0% of the capital raised.
Acquisition and Investment Policies. As of December 31, 2016, we owned 11 office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 25 acres of undeveloped land, one office portfolio consisting of three office properties, one office/flex/industrial portfolio consisting of 21 buildings, one retail property, two apartment properties, two investments in undeveloped land encompassing an aggregate of 1,670 acres, two investments in unconsolidated joint ventures and an investment in real estate debt securities. We completed an offering of bonds to Israeli investors through a wholly-owned subsidiary in March 2016. We intend to use the remaining net proceeds from this offering to continue to invest in and manage a diverse portfolio of opportunistic real estate, real estate-related loans, real estate-related debt securities and other real estate-related investments. Any additional investments are expected to include non-performing loans (which may result in our acquisition of the underlying property securing the loan through foreclosure or similar processes), non-stabilized or undeveloped properties and other opportunistic real estate-related assets. Although the foregoing represents our present investment focus and targets, we may adjust any of the foregoing based on real estate market conditions and investment opportunities. Affiliates of our advisor have extensive expertise with these types of real estate investments.
Borrowing Policies. We have financed the majority of our real estate and real estate-related investments with a combination of the proceeds we received from our initial public offering and debt. We used debt financing to increase the amount available for investment and to potentially increase overall investment yields to us and our stockholders. Additionally, in March 2016, we issued 970.2 million Israeli new Shekels (approximately $250.0 million as of December 31, 2016) in 4.25% bonds to Israeli investors through a public offering. There is no limitation on the amount we may borrow for any single investment. Our charter limits our leverage to 75% of the cost of our tangible assets; however, we may exceed that limit if a majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our common stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of December 31, 2016, we had $962.9 million in outstanding debt. As of December 31, 2016, our borrowings and other liabilities were approximately 71% of the cost (before depreciation and other noncash reserves) and book value (before depreciation) of our tangible assets.
Disposition Policies. The period that we will hold our investments will vary depending on the type of asset, interest rates and other factors. Our advisor has developed a well-defined exit strategy for each investment we have made. KBS Capital Advisors will continually perform a hold-sell analysis on each asset in order to determine the optimal time to hold the asset and generate a strong return for our stockholders. Economic and market conditions may influence us to hold our investments for different periods of time. We may sell an asset before the end of the expected holding period if we believe that market conditions have maximized its value to us or the sale of the asset would otherwise be in the best interests of our stockholders. During the year ended December 31, 2016, we did not have any dispositions.
Policy Regarding Working Capital Reserves. We establish an annual budget for capital requirements and working capital reserves each year that we update periodically during the year. We may use proceeds from our dividend reinvestment plan, debt proceeds and our cash flow from operations to meet our needs for working capital and to build a moderate level of cash reserves.
Policies Regarding Operating Expenses. Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. For the four consecutive quarters ended December 31, 2016, based on the definitions of total operating expenses and average invested assets in our charter, our total operating expenses represented approximately 1.3% of our average invested assets. We had a net loss of approximately $29.1 million for the four consecutive quarters ended December 31, 2016. Consequently, operating expenses for the four fiscal quarters ended December 31, 2016 did not exceed the charter-imposed limitation.

Our Policy Regarding Transactions with Related Persons
Our charter requires the conflicts committee to review and approve all transactions between us and our advisor, any of our officers or directors or any of their affiliates. Prior to entering into a transaction with a related party, a majority of the conflicts committee must conclude that the transaction is fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties. In addition, our Code of Conduct and Ethics lists examples of types of transactions with related parties that would create prohibited conflicts of interest and requires our officers and directors to be conscientious of actual and potential conflicts of interest with respect to our interests and to seek to avoid such conflicts or handle such conflicts in an ethical manner at all times consistent with applicable law. Our executive officers and directors are required to report potential and actual conflicts to the Compliance Officer, currently our advisor’s Chief Audit Executive, via the Ethics Hotline, or directly to the audit committee chair, as appropriate.
Certain Transactions with Related Persons
The conflicts committee has reviewed the material transactions between our affiliates and us since the beginning of 2016 as well as any such currently proposed material transactions. Set forth below is a description of such transactions and the conflicts committee’s report on their fairness.
As described further below, we have entered into agreements with certain affiliates pursuant to which they provide services to us. Peter M. Bren, Keith D. Hall, Peter McMillan III and Charles J. Schreiber, Jr. control and indirectly own KBS Capital Advisors LLC, our advisor, and KBS Capital Markets Group LLC, the entity that acted as the dealer manager for our public offering. We refer to these individuals as our sponsors. Messrs. Hall and McMillan are also some of our executive officers and directors. All four of our sponsors actively participate in the management and operations of our advisor. Our advisor has three managers: an entity owned and controlled by Mr. Bren; an entity owned and controlled by Messrs. Hall and McMillan; and an entity owned and controlled by Mr. Schreiber.
Our Relationship with KBS Capital Advisors. Since our inception, our advisor provides day-to-day management of our business. Among the services provided by our advisor under the terms of the advisory agreement are the following:

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
Our advisor is subject to the supervision of the board of directors and only has such authority as we may delegate to it as our agent. The advisory agreement has a one-year term expiring October 8, 2017 subject to an unlimited number of successive one-year renewals upon the mutual consent of the parties. From January 1, 2016 through the most recent date practicable, which was February 28, 2017, we compensated our advisor as set forth below.
We incur acquisition and origination fees payable to our advisor equal to 1.0% of the cost of investments acquired by us, or the amount funded by us to acquire or originate loans, including acquisition and origination expenses and any debt attributable to such investments. Acquisition and origination fees relate to services provided in connection with the selection and acquisition or origination of real estate and real estate-related investments. From January 1, 2016 through February 28, 2017, our advisor and its affiliates incurred approximately $4.1 million of acquisition and origination fees, of which $0.8 million was outstanding as of February 28, 2017.
In addition to acquisition and origination fees, we reimburse our advisor for customary acquisition and origination expenses, whether or not we ultimately acquire the asset. From January 1, 2016 through February 28, 2017, our advisor and its affiliates did not incur any such costs on our behalf.

For asset management services, we pay our advisor a monthly fee. With respect to investments in loans and any investments other than real property, the asset management fee is a monthly fee calculated, each month, as one-twelfth of 0.75% of the lesser of (i) the amount actually paid or allocated to acquire or fund the loan or other investment, inclusive of fees and expenses related thereto and the amount of any debt associated with or used to acquire or fund such investment and (ii) the outstanding principal amount of such loan or other investment, plus the fees and expenses related to the acquisition or funding of such investment, as of the time of calculation. With respect to investments in real property, the asset management fee is a monthly fee equal to one-twelfth of 0.75% of the sum of the amount paid or allocated to acquire the investment, plus the cost of any subsequent development, construction or improvements to the property, and inclusive of fees and expenses related thereto and the amount of any debt associated with or used to acquire such investment. In the case of investments made through joint ventures, the asset management fee is determined based on our proportionate share of the underlying investment, inclusive of our proportionate share of any fees and expenses related thereto. From January 1, 2016 through February 28, 2017, our asset management fees totaled $11.4 million, of which $0.9 million was outstanding as of February 28, 2017.
Under the advisory agreement, our advisor and its affiliates have the right to seek reimbursement from us for all costs and expenses they incur in connection with their provision of services to us, including our allocable share of our advisor’s overhead, such as rent, employee costs, utilities and information technology costs. Our advisor may seek reimbursement for employee costs under the advisory agreement. Commencing July 1, 2010, we have reimbursed our advisor for our allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to us. In the future, our advisor may seek reimbursement for additional employee costs. However. we will not reimburse our advisor or its affiliates for employee costs in connection with services for which KBS Capital Advisors earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries and benefits our advisor or its affiliates may pay to our executive officers. From January 1, 2016 through February 28, 2017, we reimbursed our advisor for an additional $0.3 million of operating expenses, including $0.2 million of employee costs.
For substantial assistance in connection with the sale of properties or other investments, we pay our advisor or its affiliates 1.0% of the contract sales price of each loan, debt-related security, real property or other investment sold (including residential or commercial mortgage-backed securities or collateralized debt obligations issued by a subsidiary of ours as part of a securitization transaction); provided, however, that if in connection with such disposition commissions are paid to third parties unaffiliated with our advisor, the fee paid to our advisor and its affiliates may not exceed the commissions paid to such unaffiliated third parties, and provided further that the disposition fees paid to our advisor, its affiliates and unaffiliated third parties may not exceed 6.0% of the contract sales price. From January 1, 2016 through February 28, 2017, we incurred approximately $0.3 million of disposition fees.
On January 6, 2014, we, together with KBS Real Estate Investment Trust, Inc. (“KBS REIT I”), KBS Real Estate Investment Trust II, Inc. (“KBS REIT II”), KBS Real Estate Investment Trust III, Inc. (“KBS REIT III”), KBS Legacy Partners Apartment REIT, Inc. (“KBS Legacy Partners Apartment REIT”), KBS Strategic Opportunity REIT II, Inc. (“KBS Strategic Opportunity REIT II”), our dealer manager, our advisor and other KBS-affiliated entities, entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage are shared. The cost of these lower tiers is allocated by our advisor and its insurance broker among each of the various entities covered by the program, and is billed directly to each entity. The allocation of these shared coverage costs is proportionate to the pricing by the insurance marketplace for the first tiers of directors and officers liability coverage purchased individually by each REIT. Our advisor’s and our dealer manager’s portion of the shared lower tiers’ cost is proportionate to the respective entities’ prior cost for the errors and omissions insurance. In June 2015, KBS Growth & Income REIT, Inc. was added to the insurance program at terms similar to those described above. The insurance program was renewed and is effective through June 30, 2017.
The conflicts committee considers our relationship with our advisor during 2016 to be fair. The conflicts committee believes that the amounts paid or payable to our advisor under the advisory agreement are similar to those paid by other publicly offered, unlisted, externally advised REITs and that this compensation is necessary in order for our advisor to provide the desired level of services to us and our stockholders.
Our Relationship with KBS Capital Markets Group. On April 16, 2012, we entered into a fee reimbursement agreement (the “AIP Reimbursement Agreement”) with our dealer manager pursuant to which we agreed to reimburse our dealer manager for certain fees and expenses it incurs for administering our participation in the DTCC Alternative Investment Product Platform with respect to certain accounts of our stockholders serviced through the platform. From January 1, 2016 through February 28, 2017, we incurred and paid $18,000 of costs and expenses related to the AIP Reimbursement Agreement.
The conflicts committee believes that this arrangement with our dealer manager is fair. We believe that the compensation paid to our dealer manager has allowed us to achieve our goal of acquiring a large, diversified portfolio of real estate and real estate-related investments.

Other Transactions. On May 18, 2012, we made an $8.0 million investment in a joint venture in which KBS REIT I indirectly owns a participation interest through another joint venture investment. The conflicts committee approved this investment, which we still own as of February 28, 2017. The conflicts committee believes that this transaction was fair.
Our conflicts committee has approved a transaction pursuant to which we would sell a 45% equity interest in 353 Sacramento, an office building located in San Francisco, California, to certain third parties (collectively, the “Purchaser”) for approximately $40.0 million (the “353 Sacramento Transaction”).  Under the proposed terms of the 353 Sacramento Transaction, the property would be owned by a joint venture (the “Joint Venture”), which we would manage and in which we would indirectly own 55% of the equity interests and in which the Purchaser would indirectly own 45% of the equity interests.  The general partner of the Purchaser will be an entity in which we, an affiliate of the Purchaser and Willowbrook Asset Management LLC, an affiliate of our advisor owned by Keith D. Hall and Peter McMillan III (“WBAM”), each own interests (the “General Partner”).  The Purchaser, which is a “separate account” client of WBAM, will pay an acquisition fee and an asset management fee to be split 50/50 between WBAM and us.  The gross acquisition fee is expected to equal 0.5% of the Purchaser’s pro rata share of the total equity cost basis of the property, which would amount to approximately $0.2 million to WBAM and $0.2 million to us, prior to considering the impact of a third party broker commission being paid which will reduce the acquisition fees pro rata.  The monthly asset management fee is expected to equal 1/12th of 0.32% of the Purchaser’s pro rata share of the total equity cost basis of the property, which would amount to approximately $0.1 million being paid to WBAM per year and $0.1 million being paid to us per year.  In addition, the Purchaser is expected to pay a promote if certain return thresholds are reached.  All of the promote payments would be paid to us until we have realized a 13.6% internal rate of return on our investment in 353 Sacramento, at which point the remainder of the  promote would be paid to WBAM.
In connection with the 353 Sacramento Transaction, we expect to enter into an agreement with our advisor (the “Waiver Agreement”) pursuant to which our advisor will waive any right it may have to receive a disposition fee in connection with the 353 Sacramento Transaction.  Our advisor will also waive the future payment of acquisition fees pursuant to our advisory agreement in an amount equal to 45% of the acquisition fees paid to our advisor in connection with our original purchase of 353 Sacramento in July 2016.  We expect to close the 353 Sacramento Transaction in the second quarter of 2017, at which time we would also enter into the Waiver Agreement with our advisor.
The 353 Sacramento Transaction was unanimously approved by our conflicts committee.  Such approval included a determination that the transaction was fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.  However, neither we nor the Purchaser has entered into a binding agreement with respect to the 353 Sacramento Transaction, and we cannot assure you that the transaction will close in the second quarter or at all or that the terms of the transaction will not change prior to closing.
The conflicts committee has determined that the policies set forth in this Report of the Conflicts Committee are in the best interests of our stockholders because they provide us with the highest likelihood of achieving our investment objectives.

March 9, 2017	The Conflicts Committee of the Board of Directors:
Eric J. Smith (Chairman), Michael L. Meyer and William M. Petak

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Independent Registered Public Accounting Firm
During the year ended December 31, 2016, Ernst & Young LLP served as our independent registered public accounting firm and provided certain tax and other services. Ernst & Young has served as our independent registered public accounting firm since our formation.
Pre-Approval Policies
In order to ensure that the provision of such services does not impair the auditors’ independence, the audit committee charter imposes a duty on the audit committee to pre-approve all auditing services performed for us by our independent auditors, as well as all permitted non-audit services. In determining whether or not to pre-approve services, the audit committee considers whether the service is a permissible service under the rules and regulations promulgated by the SEC. The audit committee may, in its discretion, delegate to one or more of its members the authority to pre-approve any audit or non-audit services to be performed by our independent auditors, provided any such approval is presented to and approved by the full audit committee at its next scheduled meeting.
For the years ended December 31, 2016 and 2015, all services rendered by Ernst & Young were pre-approved in accordance with the policies and procedures described above.

Principal Independent Registered Public Accounting Firm Fees
The audit committee reviewed the audit and non-audit services performed by Ernst & Young, as well as the fees charged by Ernst & Young for such services. In its review of the non-audit service fees, the audit committee considered whether the provision of such services is compatible with maintaining the independence of Ernst & Young. The aggregate fees billed to us for professional accounting services, including the audit of our annual financial statements by Ernst & Young for the years ended December 31, 2016 and 2015, are set forth in the table below.

	2016	2015
Audit Fees	$549,000	$483,000
Audit-related fees	366,000	543,000
Tax fees	313,000	260,000
All other fees	285	333
Total	$1,228,285	$1,286,333
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

•
Audit-related fees - These are fees for assurance and related services that traditionally are performed by independent auditors that are reasonably related to the performance of the audit or review of our financial statements, such as audits related to the consolidated and unconsolidated entities of the Company and consultation concerning financial accounting and reporting standards.

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
(a)    Financial Statement Schedules
See the Index to Financial Statements at page F-1 of the Original Filing.
The following financial statement schedule was included at pages F-42 through F-44 of the Original Filing:
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

21.1	Subsidiaries of the Company, incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed March 10, 2017

23.1	Consent of Ernst & Young LLP, incorporated by reference to Exhibit 23.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed March 10, 2017

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

Ex.	Description
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Tenth Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed December 15, 2016

99.3	Consent of Duff & Phelps, LLC, incorporated by reference to Exhibit 99.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed March 10, 2017

99.4	Consent of Landauer Services, LLC, incorporated by reference to Exhibit 99.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed March 10, 2017

101.INS	XBRL Instance Document, previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 10, 2017

101.SCH	XBRL Taxonomy Extension Schema, previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 10, 2017

101.CAL	XBRL Taxonomy Extension Calculation Linkbase, previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 10, 2017

101.DEF	XBRL Taxonomy Extension Definition Linkbase, previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 10, 2017

101.LAB	XBRL Taxonomy Extension Label Linkbase, previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 10, 2017

101.PRE	XBRL Taxonomy Extension Presentation Linkbase, previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 10, 2017

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on May 1, 2017.

KBS STRATEGIC OPPORTUNITY REIT, INC.

By:	/s/ Keith D. Hall
Keith D. Hall
Chief Executive Officer and Director (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ KEITH D. HALL	Chief Executive Officer and Director (principal executive officer)	May 1, 2017
Keith D. Hall
/s/ PETER MCMILLAN III	Chairman of the Board, President and Director	May 1, 2017
Peter McMillan III
/s/ JEFFREY K. WALDVOGEL	Chief Financial Officer (principal financial officer)	May 1, 2017
Jeffrey K. Waldvogel
/s/ STACIE K. YAMANE	Chief Accounting Officer (principal accounting officer)	May 1, 2017
Stacie K. Yamane
/s/ MICHAEL L. MEYER	Director	May 1, 2017
Michael L. Meyer
/s/ WILLIAM M. PETAK	Director	May 1, 2017
William M. Petak
/s/ ERIC J. SMITH	Director	May 1, 2017
Eric J. Smith