Form 10-Q
period 2017-03-31
KBS Strategic Opportunity REIT, Inc.
filed 2017-05-12
CIK 1452936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
As of May 5, 2017, there were 56,675,205 outstanding shares of common stock of KBS Strategic Opportunity REIT, Inc.

KBS STRATEGIC OPPORTUNITY REIT, INC.
FORM 10-Q
March 31, 2017

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2017	December 31, 2016
	(unaudited)
Assets
Real estate held for investment, net	$1,192,127	$1,107,031
Real estate debt securities, net	9,754	4,683
Total real estate and real estate-related investments, net	1,201,881	1,111,714
Cash and cash equivalents	55,880	40,432
Restricted cash	23,348	24,018
Investments in unconsolidated joint ventures	16,538	75,849
Rents and other receivables, net	29,518	28,264
Due from affiliate	269	—
Above-market leases, net	544	633
Prepaid expenses and other assets	35,698	29,206
Total assets	$1,363,676	$1,310,116
Liabilities and equity
Notes and bonds payable, net	$1,018,101	$950,624
Accounts payable and accrued liabilities	30,520	26,624
Due to affiliate	27	55
Below-market leases, net	6,533	6,551
Other liabilities	15,396	18,095
Redeemable common stock payable	12,013	12,617
Total liabilities	1,082,590	1,014,566
Commitments and contingencies (Note 11)
Redeemable common stock	—	—
Equity
KBS Strategic Opportunity REIT, Inc. stockholders' equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 56,708,525 and 56,775,767 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	567	568
Additional paid-in capital	455,221	455,373
Cumulative distributions and net losses	(176,628)	(162,289)
Total KBS Strategic Opportunity REIT, Inc. stockholders’ equity	279,160	293,652
Noncontrolling interests	1,926	1,898
Total equity	281,086	295,550
Total liabilities and equity	$1,363,676	$1,310,116
See accompanying condensed notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2017	2016
Revenues:
Rental income	$30,646	$22,831
Tenant reimbursements	5,637	4,754
Other operating income	1,553	780
Interest income from real estate debt securities	160	—
Total revenues	37,996	28,365
Expenses:
Operating, maintenance, and management	10,908	9,520
Real estate taxes and insurance	4,737	3,874
Asset management fees to affiliate	2,748	2,088
General and administrative expenses	1,744	1,137
Foreign currency transaction loss, net	4,671	303
Depreciation and amortization	14,600	11,008
Interest expense	9,386	5,176
Total expenses	48,794	33,106
Other income (loss):
Income from unconsolidated joint venture	1,869	—
Other interest income	25	5
Equity in loss of unconsolidated joint venture	(154)	(196)
Total other income (loss), net	1,740	(191)
Net loss	(9,058)	(4,932)
Net (income) loss attributable to noncontrolling interests	(34)	38
Net loss attributable to common stockholders	$(9,092)	$(4,894)
Net loss per common share, basic and diluted	$(0.16)	$(0.08)
Weighted-average number of common shares outstanding, basic and diluted	56,782,447	58,699,129
See accompanying condensed notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Year Ended December 31, 2016 and the Three Months Ended March 31, 2017
(unaudited)
(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Losses	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
	Shares	Amounts

Balance, December 31, 2015	58,696,115	$587	$504,303	$(111,527)	$393,363	$15,427	$408,790
Net loss	—	—	—	(28,918)	(28,918)	(208)	(29,126)
Issuance of common stock	938,662	9	12,607	—	12,616	—	12,616
Transfers from redeemable common stock	—	—	957	—	957	—	957
Redemptions of common stock	(2,859,010)	(28)	(38,545)	—	(38,573)	—	(38,573)
Distributions declared	—	—	—	(21,844)	(21,844)	—	(21,844)
Acquisitions of noncontrolling interests	—	—	(23,942)	—	(23,942)	(14,044)	(37,986)
Other offering costs	—	—	(7)	—	(7)	—	(7)
Noncontrolling interests contributions	—	—	—	—	—	803	803
Distributions to noncontrolling interests	—	—	—	—	—	(80)	(80)
Balance, December 31, 2016	56,775,767	$568	$455,373	$(162,289)	$293,652	$1,898	$295,550
Net (loss) income	—	—	—	(9,092)	(9,092)	34	(9,058)
Issuance of common stock	197,428	2	2,922	—	2,924	—	2,924
Transfers from redeemable common stock	—	—	677	—	677	—	677
Redemptions of common stock	(264,670)	(3)	(3,751)	—	(3,754)	—	(3,754)
Distributions declared	—	—	—	(5,247)	(5,247)	—	(5,247)
Noncontrolling interests contributions	—	—	—	—	—	1	1
Distributions to noncontrolling interests	—	—	—	—	—	(7)	(7)
Balance, March 31, 2017	56,708,525	$567	$455,221	$(176,628)	$279,160	$1,926	$281,086
See accompanying condensed notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$(9,058)	$(4,932)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss due to property damages	—	421
Equity in loss of unconsolidated joint venture	154	196
Depreciation and amortization	14,600	11,008
Unrealized loss on derivative instrument	57	—
Deferred rent	(925)	(556)
Bad debt expense	(36)	210
Amortization of above- and below-market leases, net	(894)	(188)
Amortization of deferred financing costs	1,299	721
Interest accretion on real estate securities	(69)	—
Net amortization of discount and (premium) on bond and notes payable	11	9
Foreign currency transaction loss, net	4,671	303
Changes in assets and liabilities:
Rents and other receivables	(340)	(773)
Prepaid expenses and other assets	(3,396)	(3,970)
Accounts payable and accrued liabilities	(3,767)	(647)
Due from affiliate	(269)	(141)
Due to affiliates	(28)	(41)
Other liabilities	1,381	178
Net cash provided by operating activities	3,391	1,798
Cash Flows from Investing Activities:
Acquisitions of real estate	(82,235)	—
Improvements to real estate	(5,493)	(6,683)
Insurance proceeds received for property damages	744	700
Purchase of interest rate cap	(107)	—
Investment in unconsolidated joint venture	—	(600)
Distributions of capital from unconsolidated joint ventures	59,157	—
Investment in real estate debt securities, net	(5,000)	—
Funding of development obligations	(159)	(842)
Net cash used in investing activities	(33,093)	(7,425)
Cash Flows from Financing Activities:
Proceeds from notes and bonds payable	87,405	286,300
Principal payments on notes and bonds payable	(35,808)	(13,645)
Payments of deferred financing costs	(1,329)	(8,824)
Payments to redeem common stock	(3,681)	(44)
Payments of other offering costs	(140)	—
Distributions paid	(2,323)	(2,271)
Noncontrolling interests contributions	1	167
Distributions to noncontrolling interests	(7)	—
Acquisitions of noncontrolling interests	—	(741)
Net cash provided by financing activities	44,118	260,942
Effect of exchange rate changes on cash, cash equivalents and restricted cash	362	8,811
Net increase in cash, cash equivalents and restricted cash	14,778	264,126
Cash, cash equivalents and restricted cash, beginning of period	64,450	28,865
Cash, cash equivalents and restricted cash, end of period	$79,228	$292,991
Supplemental Disclosure of Cash Flow Information:
Interest paid, net of capitalized interest of $564 and $458 for the three months ended March 31, 2017 and 2016, respectively	$10,390	$3,584
Supplemental Disclosure of Noncash Investing and Financing Activities:
Application of escrow deposits to acquisition of real estate	$2,000	$—
Increase in deferred financing payable	$—	$331
Increase in accrued improvements to real estate	$7,858	$122
Increase in redeemable common stock payable	$677	$10,855
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$2,924	$3,201

See accompanying condensed notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
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
The Company sold 56,584,976 shares of common stock in its primary offering for gross offering proceeds of $561.7 million. As of March 31, 2017, the Company had sold 6,232,598 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $68.3 million. Also, as of March 31, 2017, the Company had redeemed 6,405,292 shares for $80.8 million. Additionally, on December 29, 2011 and October 23, 2012, the Company issued 220,994 shares and 55,249 shares of common stock, respectively, for $2.0 million and $0.5 million, respectively, in private transactions exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933.
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
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2017
(unaudited)

As of March 31, 2017, the Company consolidated 21 real estate investments comprised of 12 office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 25 acres of undeveloped land, one office portfolio consisting of three office properties, one office/flex/industrial portfolio consisting of 21 buildings, one retail property, two apartment properties, two investments in undeveloped land encompassing an aggregate of 1,670 acres, and owned two investments in unconsolidated joint ventures and an investment in real estate debt securities.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2016, except for the adoption of ASU No. 2017-01 on January 1, 2017. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the SEC.
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.
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
March 31, 2017
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
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three months ended March 31, 2017 and 2016.
Distributions declared per share were $0.09246575 and $0.09323770 during the three months ended March 31, 2017 and 2016, respectively.
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
March 31, 2017
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
March 31, 2017
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
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2017
(unaudited)

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU No. 2017-01”) to add guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  ASU No. 2017-01 provides a screen to determine when an integrated set of assets and activities (collectively referred to as a “set”) is not a business. The screen requires that, when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business.  If the screen is not met, ASU No. 2017-01 (1) requires that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) removes the evaluation of whether a market participant could replace missing elements.  ASU No. 2017-01 provides a framework to assist entities in evaluating whether both an input and a substantive process are present. The framework includes two sets of criteria to consider that depend on whether a set has outputs.  Although outputs are not required for a set to be a business, outputs generally are a key element of a business; therefore, the FASB has developed more stringent criteria for sets without outputs.  ASU No. 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years.  Early adoption is permitted.  The amendments can be applied to transactions occurring before the guidance was issued (January 5, 2017) as long as the applicable financial statements have not been issued.  The Company elected to early adopt ASU No. 2017-01 for the reporting period beginning January 1, 2017.  As a result of the adoption of ASU No. 2017-01, the Company’s acquisitions of investment properties beginning January 1, 2017 could qualify as asset acquisitions (as opposed to business combinations). Transaction costs associated with asset acquisitions are capitalized, while transaction costs associated with business combinations will continue to be expensed as incurred.

3.	REAL ESTATE HELD FOR INVESTMENT
As of March 31, 2017, the Company owned 12 office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 25 acres of undeveloped land, one office portfolio consisting of three office properties, one office/flex/industrial portfolio consisting of 21 buildings, one retail property encompassing, in the aggregate, approximately 6.0 million rentable square feet. As of March 31, 2017, these properties were 84% occupied. In addition, the Company owned two apartment properties, containing 383 units and encompassing approximately 0.3 million rentable square feet, which were 92% occupied. The Company also owned two investments in undeveloped land encompassing an aggregate of 1,670 acres. The following table summarizes the Company’s real estate held for investment as of March 31, 2017 and December 31, 2016, respectively (in thousands):

	March 31, 2017	December 31, 2016
Land	$346,475	$322,499
Buildings and improvements	922,790	855,744
Tenant origination and absorption costs	53,626	48,964
Total real estate, cost	1,322,891	1,227,207
Accumulated depreciation and amortization	(130,764)	(120,176)
Total real estate, net	$1,192,127	$1,107,031

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2017
(unaudited)

The following table provides summary information regarding the Company’s real estate held for investment as of March 31, 2017 (in thousands):

Property	Date Acquired or Foreclosed on	City	State	Property Type	Land	Building and Improvements	Tenant Origination and Absorption	Total Real Estate at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net	Ownership %
Northridge Center I & II	03/25/2011	Atlanta	GA	Office	$2,234	$7,335	$—	$9,569	$(2,563)	$7,006	100.0%
Iron Point Business Park	06/21/2011	Folsom	CA	Office	2,671	19,525	—	22,196	(5,182)	17,014	100.0%
Richardson Portfolio:
Palisades Central I	11/23/2011	Richardson	TX	Office	1,037	10,423	657	12,117	(2,779)	9,338	90.0%
Palisades Central II	11/23/2011	Richardson	TX	Office	810	17,817	256	18,883	(4,456)	14,427	90.0%
Greenway I	11/23/2011	Richardson	TX	Office	561	2,399	—	2,960	(753)	2,207	90.0%
Greenway III	11/23/2011	Richardson	TX	Office	702	3,800	559	5,061	(1,564)	3,497	90.0%
Undeveloped Land	11/23/2011	Richardson	TX	Undeveloped Land	3,134	—	—	3,134	—	3,134	90.0%
Total Richardson Portfolio					6,244	34,439	1,472	42,155	(9,552)	32,603
Park Highlands (1)	12/30/2011	North Las Vegas	NV	Undeveloped Land	35,173	—	—	35,173	—	35,173	(1)
Bellevue Technology Center	07/31/2012	Bellevue	WA	Office	25,506	56,960	3,577	86,043	(11,580)	74,463	100.0%
Powers Ferry Landing East	09/24/2012	Atlanta	GA	Office	1,643	8,016	99	9,758	(2,602)	7,156	100.0%
1800 West Loop	12/04/2012	Houston	TX	Office	8,360	60,453	4,634	73,447	(13,447)	60,000	100.0%
West Loop I & II	12/07/2012	Houston	TX	Office	7,300	32,280	1,793	41,373	(6,287)	35,086	100.0%
Burbank Collection	12/12/2012	Burbank	CA	Retail	4,175	11,915	725	16,815	(1,852)	14,963	90.0%
Austin Suburban Portfolio	03/28/2013	Austin	TX	Office	8,288	68,870	1,513	78,671	(10,723)	67,948	100.0%
Westmoor Center	06/12/2013	Westminster	CO	Office	10,058	72,537	5,175	87,770	(12,994)	74,776	100.0%
Central Building	07/10/2013	Seattle	WA	Office	7,015	26,802	1,428	35,245	(4,033)	31,212	100.0%
50 Congress Street	07/11/2013	Boston	MA	Office	9,876	41,383	2,265	53,524	(7,065)	46,459	100.0%
1180 Raymond	08/20/2013	Newark	NJ	Apartment	8,292	37,872	—	46,164	(4,256)	41,908	100.0%
Park Highlands II	12/10/2013	North Las Vegas	NV	Undeveloped Land	23,839	—	—	23,839	—	23,839	100.0%
Maitland Promenade II	12/18/2013	Orlando	FL	Office	3,434	25,040	3,520	31,994	(4,956)	27,038	100.0%
Plaza Buildings	01/14/2014	Bellevue	WA	Office	53,040	139,005	7,228	199,273	(20,168)	179,105	100.0%
424 Bedford	01/31/2014	Brooklyn	NY	Apartment	8,860	25,521	—	34,381	(2,236)	32,145	90.0%
Richardson Land II	09/04/2014	Richardson	TX	Undeveloped Land	3,418	—	—	3,418	—	3,418	90.0%
Westpark Portfolio	05/10/2016	Redmond	WA	Office/Flex/Industrial	36,085	85,172	8,636	129,893	(6,150)	123,743	100.0%
353 Sacramento	07/11/2016	San Francisco	CA	Office	58,374	112,836	5,572	176,782	(4,552)	172,230	100.0%
Crown Pointe	02/14/2017	Dunwoody	GA	Office	22,590	56,829	5,989	85,408	(566)	84,842	100.0%
					$346,475	$922,790	$53,626	$1,322,891	$(130,764)	$1,192,127
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
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2017
(unaudited)

Operating Leases
Certain of the Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of March 31, 2017, the leases, excluding options to extend and apartment leases, which have terms that are generally one year or less, had remaining terms of up to 11.0 years with a weighted-average remaining term of 3.5 years. Some of the leases have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from tenants in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash and assumed in real estate acquisitions or foreclosures related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $7.9 million and $7.2 million as of March 31, 2017 and December 31, 2016, respectively.
During the three months ended March 31, 2017 and 2016, the Company recognized deferred rent from tenants of $0.9 million and $0.6 million, respectively, net of lease incentive amortization. As of March 31, 2017 and December 31, 2016, the cumulative deferred rent receivable balance, including unamortized lease incentive receivables, was $27.8 million and $26.8 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $3.0 million and $3.2 million of unamortized lease incentives as of March 31, 2017 and December 31, 2016, respectively. The Company records property operating expense reimbursements due from tenants for common area maintenance, real estate taxes, and other recoverable costs in the period the related expenses are incurred.
As of March 31, 2017, the future minimum rental income from the Company’s properties, excluding apartment leases, under non-cancelable operating leases was as follows (in thousands):

April 1, 2017 through December 31, 2017	$81,886
2018	98,129
2019	82,552
2020	65,195
2021	48,604
Thereafter	99,018
$475,384
As of March 31, 2017, the Company’s commercial real estate properties were leased to approximately 700 tenants over a diverse range of industries and geographic areas. The Company’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Computer System Design & Programming	61	$11,991	10.6%
Professional, Scientific & Legal	71	11,647	10.3%
Insurance Carriers & Related Activities	34	11,543	10.2%
Finance	54	11,355	10.0%
		$46,536	41.1%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of March 31, 2017, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2017
(unaudited)

No other tenant industries accounted for more than 10% of annualized base rent. No material tenant credit issues have been identified at this time.
Geographic Concentration Risk
As of March 31, 2017, the Company’s real estate investments in Washington, California and Texas represented 30.0%, 15.0% and 14.6% of the Company’s total assets, respectively.  As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the Washington, California and Texas real estate markets.  Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.
Recent Acquisition
On February 14, 2017, the Company, through an indirect wholly owned subsidiary, acquired an office property consisting of two office buildings containing an aggregate of 499,968 rentable square feet in Dunwoody, Georgia (“Crown Pointe”).  The seller is not affiliated with the Company or the Advisor. The purchase price (net of closing credits) of Crown Pointe was $83.1 million plus $1.1 million of capitalized acquisition costs. The Company recorded this acquisition as an asset acquisition and recorded $22.6 million to land, $56.6 million to building and improvements, $6.0 million to tenant origination and absorption costs and $1.0 million to below-market lease liabilities during the three months ended March 31, 2017. The intangible assets and liabilities acquired in connection with this acquisition have weighted-average amortization periods as of the date of acquisition of 4.9 years for tenant origination and absorption costs and 4.2 years for below-market lease liabilities. During the three months ended March 31, 2017, the Company recognized $1.2 million of total revenues and $0.9 million of operating expenses from this property.

4.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES
As of March 31, 2017 and December 31, 2016, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Cost	$53,626	$48,964	$1,877	$1,877	$(11,605)	$(10,945)
Accumulated Amortization	(25,604)	(23,989)	(1,333)	(1,244)	5,072	4,394
Net Amount	$28,022	$24,975	$544	$633	$(6,533)	$(6,551)
Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three months ended March 31, 2017 and 2016 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended March 31,		For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2017	2016	2017	2016	2017	2016
Amortization	$(2,943)	$(2,211)	$(89)	$(120)	$983	$308

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2017
(unaudited)

Additionally, as of March 31, 2017 and December 31, 2016, the Company had recorded tax abatement intangible assets, net of amortization, which are included in prepaid expenses and other assets in the accompanying balance sheets, of $6.0 million and $6.3 million, respectively.  During the three months ended March 31, 2017 and 2016, the Company recorded amortization expense of $0.3 million and $0.2 million related to tax abatement intangible assets, respectively.

5.	REAL ESTATE DEBT SECURITIES
As of March 31, 2017, the Company owned an investment in real estate debt securities. The information for those real estate debt securities as of March 31, 2017 and December 31, 2016 is set forth below (in thousands):

Debt Securities Name	Date Originated	Debt Securities Type	Outstanding Principal Balance as of March 31, 2017 (1)	Book Value as of March 31, 2017 (2)	Book Value as of December 31, 2016 (2)	Contractual Interest Rate (3)	Annualized Effective Interest Rate (3)	Maturity Date
Battery Point Series B Preferred Units	10/28/2016	Series B Preferred Units	$10,000	$9,754	$4,683	9.0%	13.1%	10/28/2019
_____________________
(1) Outstanding principal balance as of March 31, 2017 represents principal balance outstanding under the real estate debt securities. Under the Battery Point purchase agreement, we may be required to purchase additional real estate debt securities.
(2) Book value of the real estate debt securities represents outstanding principal balance adjusted for unamortized acquisition discounts, origination fees and direct origination and acquisition costs and additional interest accretion.
(3) Contractual interest rate is the stated interest rate on the face of the real estate securities.  Annualized effective interest rate is calculated as the actual interest income recognized in 2017, using the interest method, annualized (if applicable) and divided by the average amortized cost basis of the investment.  The annualized effective interest rate and contractual interest rate presented are as of March 31, 2017.
The following summarizes the activity related to real estate debt securities for the three months ended March 31, 2017 (in thousands):

Real estate debt securities - December 31, 2016	$4,683
Face value of additional real estate debt securities acquired	5,000
Deferred interest receivable and interest accretion	44
Commitment fee, net of closing costs and acquisition fee	2
Accretion of commitment fee, net of closing costs	25
Real estate debt securities - March 31, 2017	$9,754
For the three months ended March 31, 2017, interest income from real estate debt securities consisted of the following (in thousands):

Contractual interest income	$91
Interest accretion	44
Accretion of commitment fee, net of closing costs and acquisition fee	25
Interest income from real estate debt securities	$160

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2017
(unaudited)

6.	NOTES AND BONDS PAYABLE
As of March 31, 2017 and December 31, 2016, the Company’s notes and bonds payable consisted of the following (dollars in thousands):

	Book Value as of March 31, 2017	Book Value as of December 31, 2016	Contractual Interest Rate as of March 31, 2017 (1)	Effective Interest Rate at March 31, 2017(1)	Payment Type	Maturity Date (2)
Richardson Portfolio Mortgage Loan	$40,435	$40,594	One-Month LIBOR + 2.10%	2.89%	Principal & Interest	05/01/2017 (3)
Bellevue Technology Center Mortgage Loan	59,220	59,400	One-Month LIBOR + 2.25%	3.03%	Principal & Interest	03/01/2019
Portfolio Revolving Loan Facility (4)	11,559	11,799	One-Month LIBOR + 2.25%	3.03%	Principal & Interest	05/01/2017 (5)
Portfolio Mortgage Loan	107,483	106,479	One-Month LIBOR + 2.25%	3.03%	Principal & Interest	07/01/2017
Burbank Collection Mortgage Loan	9,711	9,812	One-Month LIBOR + 2.35%	3.16%	Principal & Interest	09/30/2017
50 Congress Mortgage Loan	31,429	31,525	One-Month LIBOR + 1.90%	2.68%	Principal & Interest	10/01/2017
1180 Raymond Bond Payable	6,595	6,635	6.50%	6.50%	Principal & Interest	09/01/2036
Central Building Mortgage Loan	27,600	27,600	One-Month LIBOR + 1.75%	2.53%	Interest Only	11/13/2018
Maitland Promenade II Mortgage Loan	20,774	20,877	One-Month LIBOR + 2.90%	3.69%	Principal & Interest	01/01/2018
Westmoor Center Mortgage Loan	61,940	62,000	One-Month LIBOR + 2.25%	3.03%	Principal & Interest	02/01/2018
Plaza Buildings Senior Loan	109,545	109,866	One-Month LIBOR + 1.90%	2.68%	Principal & Interest	01/14/2018
424 Bedford Mortgage Loan	24,693	24,832	3.91%	3.91%	Principal & Interest	10/01/2022
1180 Raymond Mortgage Loan	31,000	31,000	One-Month LIBOR + 2.25%	3.03%	Interest Only	12/01/2017
KBS SOR (BVI) Holdings, Ltd. Series A Debentures (6)	267,782	251,811	4.25%	4.25%	(6)	03/01/2023
Westpark Portfolio Mortgage Loan	83,200	83,200	One-Month LIBOR + 2.50%	3.28%	Interest Only (7)	07/01/2020
353 Sacramento Mortgage Loan (8)	87,033	85,500	One-Month LIBOR + 2.75%	3.66%	Interest Only	10/14/2018
Crown Pointe Mortgage Loan (9)	50,500	—	One-Month LIBOR + 2.60%	3.38%	Interest Only	02/13/2020
Total Notes and Bonds Payable principal outstanding	1,030,499	962,930
Net Premium/(Discount) on Notes and Bonds Payable (10)	99	88
Deferred financing costs, net	(12,497)	(12,394)
Total Notes and Bonds Payable, net	$1,018,101	$950,624
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of March 31, 2017. Effective interest rate is calculated as the actual interest rate in effect as of March 31, 2017 (consisting of the contractual interest rate and contractual floor rates), using interest rate indices at March 31, 2017, where applicable.
(2) Represents the initial maturity date or the maturity date as extended as of March 31, 2017; subject to certain conditions, the maturity dates of certain loans may be extended beyond the date shown.
(3) Subsequent to March 31, 2017, the maturity date of the Richardson Portfolio Mortgage Loan was extended to July 1, 2017.
(4) The Portfolio Revolving Loan Facility is secured by the 1800 West Loop Building and the Iron Point Business Park. The Portfolio Revolving Loan Facility was comprised of $63.5 million of revolving debt and $12.2 million of non-revolving debt available to be used for tenant improvements, leasing commissions and capital improvements, subject to certain terms and conditions contained in the loan documents. As of March 31, 2017, $11.6 million of non-revolving debt had been disbursed to the Company and the remaining $63.5 million of revolving debt and $0.6 million of non-revolving debt is available for future disbursements, subject to certain conditions contained in the loan documents.
(5) Subsequent to March 31, 2017, the Company entered into a loan modification agreement to extend the maturity date of the Portfolio Revolving Loan Facility to May 1, 2019. As a result of this modification, the Portfolio Revolving Loan Facility bears interest at a floating rate of 2.75% over one-month LIBOR. The Portfolio Revolving Loan Facility is comprised of $30.0 million of revolving debt and $45.0 million of non-revolving debt.
(6) See “ – Israeli Bond Financing” below.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2017
(unaudited)

(7) Represents the payment type required under the loan as of March 31, 2017. Certain future monthly payments due under this loan also include amortizing principal payments. For more information of the Company’s contractual obligations under its notes and bonds payable, see five-year maturity table below.
(8) As of March 31, 2017, $87.0 million had been disbursed to the Company and up to $28.5 million is available for future disbursements to be used for tenant improvements, leasing commissions and capital improvements, subject to certain terms and conditions contained in the loan documents. In addition, the Company has entered into an interest rate cap that effectively limits one-month LIBOR on up to $115.5 million of the outstanding loan balance at 3.0% effective October 14, 2016 through October 14, 2018.
(9) As of March 31, 2017, $50.5 million had been disbursed to the Company and up to $12.0 million is available for future disbursements to be used for tenant improvements, leasing commissions and as an earn-out advance, subject to certain terms and conditions contained in the loan documents. In addition, the Company has entered into an interest rate cap that effectively limits one-month LIBOR on up to $46.9 million of the outstanding loan balance at 3.0% effective February 21, 2017 through February 13, 2020.
(10) Represents the unamortized premium/discount on notes and bonds payable due to the above- and below-market interest rates when the debt was assumed. The discount/premium is amortized over the remaining life of the notes and bonds payable.
During the three months ended March 31, 2017 and 2016, the Company incurred $9.4 million and $5.2 million of interest expense, respectively. Included in interest expense for the three months ended March 31, 2017 and 2016 was $1.3 million and $0.7 million of amortization of deferred financing costs, respectively. Additionally, during the three months ended March 31, 2017 and 2016, the Company capitalized $0.6 million and $0.5 million of interest to its investments in undeveloped land, respectively. As of March 31, 2017, the Company’s deferred financing costs were $12.5 million, net of amortization, which are included in notes and bonds payable, net. As of December 31, 2016, the Company’s deferred financing costs were $12.5 million, net of amortization, of which $12.4 million is included in notes and bonds payable, net and $0.1 million is included in prepaid expenses and other assets on the accompanying consolidated balance sheets, respectively. As of March 31, 2017 and December 31, 2016, the Company’s interest payable was $2.9 million and $5.3 million, respectively.
The following is a schedule of maturities, including principal amortization payments, for all notes and bonds payable outstanding as of March 31, 2017 (in thousands):

April 1, 2017 through December 31, 2017	$234,433
2018	307,111
2019	113,406
2020	186,570
2021	54,435
Thereafter	134,544
$1,030,499
The Company’s notes payable contain financial debt covenants. As of March 31, 2017, the Company was in compliance with all of these debt covenants.
Israeli Bond Financing
On March 2, 2016, KBS Strategic Opportunity BVI, a wholly owned subsidiary of the Company, filed a final prospectus with the Israel Securities Authority for a proposed offering of up to 1,000,000,000 Israeli new Shekels of Series A debentures (the “Debentures”) at an annual interest rate not to exceed 4.25%. On March 1, 2016, KBS Strategic Opportunity BVI commenced the institutional tender of the Debentures and accepted application for 842.5 million Israeli new Shekels. On March 7, 2016, KBS Strategic Opportunity BVI commenced the public tender of the Debentures and accepted 127.7 million Israeli new Shekels.  In the aggregate, KBS Strategic Opportunity BVI accepted 970.2 million Israeli new Shekels (approximately $249.2 million as of March 8, 2016) in both the institutional and public tenders at an annual interest rate of 4.25%.  KBS Strategic Opportunity BVI issued the Debentures on March 8, 2016. The terms of the Debentures require principal installment payments equal to 20% of the face value of the Debentures on March 1st of each year from 2019 to 2023. As of March 31, 2017, the Company has entered into four separate foreign currency collars for an aggregate notional amount of $250.0 million to hedge its exposure to foreign currency exchange rate movements. See note 7, “Derivative Instruments” for a further discussion on the Company’s foreign currency collars.
The deed of trust that governs the terms of the Debentures contains various financial covenants. As of March 31, 2017, the Company was in compliance with all of these financial debt covenants.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2017
(unaudited)

7.	DERIVATIVE INSTRUMENTS
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
The following table summarizes the notional amount and other information related to the Company’s foreign currency collars as of March 31, 2017 and December 31, 2016. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (currency in thousands):

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
As of March 31, 2017, the Company had two interest rate caps outstanding, which were not designated as hedging instruments. The following table summarizes the notional amount and other information related to the Company’s derivative instruments as of March 31, 2017 and December 31, 2016. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

Derivative Instruments	Effective Date	Maturity Date	Notional Value	Reference Rate
Interest Rate Cap	10/14/2016	10/14/2018	$115,500	One-month LIBOR at 3.00%
Interest Rate Cap	02/21/2017	02/13/2020	$46,900	One-month LIBOR at 3.00%

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2017
(unaudited)

The following table sets forth the fair value of the Company’s derivative instruments as well as their classification on the consolidated balance sheets as of March 31, 2017 and December 31, 2016 (dollars in thousands):

		March 31, 2017		December 31, 2016
Derivative Instruments	Balance Sheet Location	Number of Instruments	Fair Value	Number of Instruments	Fair Value
Derivative instruments not designated as hedging instruments
Interest rate caps	Prepaid expenses and other assets	2	$62	1	$12
Foreign currency collars	Prepaid expenses and other assets (Other liabilities)	4	$7,227	4	$(3,910)
The change in fair value of foreign currency collars that are not designated as cash flow hedges are recorded as foreign currency transaction gains or losses in the accompanying consolidated statements of operations. During the three months ended March 31, 2017, the Company recognized an $11.1 million gain related to the foreign currency collars, which is shown net against $15.8 million of foreign currency transaction loss in the accompanying consolidated statements of operations as foreign currency transaction loss, net. During the three months ended March 31, 2017, the Company recorded an unrealized loss of $0.1 million on interest rate caps, which was included in interest expense on the accompanying consolidated statements of operations.

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
March 31, 2017
(unaudited)

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
Notes and bonds payable: The fair values of the Company’s notes and bonds payable are estimated using a discounted cash flow analysis based on management’s estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio, type of collateral and other credit enhancements. Additionally, when determining the fair value of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available, the Company measures fair value using (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as assets or (ii) another valuation technique that is consistent with the principles of fair value measurement, such as the income approach or the market approach. The Company classifies these inputs as Level 3 inputs. The Company’s bonds issued in Israel are publicly traded on the Tel-Aviv Stock Exchange. The Company used the quoted price as of March 31, 2017 for the fair value of its bonds issued in Israel. The Company classifies this input as a Level 1 input.
Derivative instruments: The Company’s derivative instruments are presented at fair value on the accompanying consolidated balance sheets.  The valuation of these instruments is determined using a proprietary model that utilizes observable inputs.  As such, the Company classifies these inputs as Level 2 inputs.
The following were the face values, carrying amounts and fair values of the Company’s financial instruments as of March 31, 2017 and December 31, 2016, which carrying amounts do not approximate the fair values (in thousands):

	March 31, 2017			December 31, 2016
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial asset:
Real estate debt securities	$10,000	$9,754	$9,789	$5,000	$4,683	$4,683
Financial liabilities:
Notes and bond payable	$762,717	$758,223	$763,219	$711,119	$707,169	$711,425
KBS SOR (BVI) Holdings, Ltd. Series A Debentures	$267,782	$259,878	$273,834	$251,811	$243,455	$253,120
Disclosure of the fair value of financial instruments is based on pertinent information available to the Company as of the period end and requires a significant amount of judgment. This has made the estimation of fair values difficult and, therefore, both the actual results and the Company’s estimate of value at a future date could be materially different.
As of March 31, 2017, the Company measured the following assets at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Asset derivatives - interest rate caps	$62	$—	$62	$—
Asset derivatives - foreign currency collars	$7,227	$—	$7,227	$—

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2017
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
During the three months ended March 31, 2017 and 2016, no other business transactions occurred between the Company and these other KBS-sponsored programs.
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three months ended March 31, 2017 and 2016, respectively, and any related amounts payable as of March 31, 2017 and December 31, 2016 (in thousands):

	Incurred		Payable as of
	Three Months Ended March 31,		March 31, 2017	December 31, 2016
	2017	2016
Expensed
Asset management fees	$2,748	$2,088	$—	$—
Reimbursable operating expenses (1)	69	44	27	55
Capitalized
Acquisition fees on real estate (2)	836	—	—	—
	$3,653	$2,132	$27	$55
_____________________
(1) The Advisor may seek reimbursement for certain employee costs under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $55,000 and $44,000 for the three months ended March 31, 2017 and 2016, respectively, and were the only employee costs reimbursed under the Advisory Agreement during these periods. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company's direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company.
(2) As a result of the adoption of ASU No. 2017-01, the Company’s acquisitions of real estate properties beginning January 1, 2017 could qualify as an asset acquisition (as opposed to a business combination).  Acquisition fees associated with asset acquisitions will be capitalized, while these costs associated with business combinations will continue to be expensed as incurred.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2017
(unaudited)

As of March 31, 2017, the Company had $0.3 million due from the Advisor related to a property insurance rebate and legal fees incurred in connection with certain strategic transactions for which the Advisor has agreed to reimburse the Company.

10.	INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
As of March 31, 2017 and December 31, 2016, the Company’s investments in unconsolidated joint ventures were composed of the following (dollars in thousands):

				Investment Balance at
Joint Venture	Number of Properties	Location	Ownership %	March 31, 2017	December 31, 2016
NIP Joint Venture	12	Various	Less than 5.0%	$4,317	$5,305
110 William Joint Venture	1	New York, New York	60.0%	12,221	70,544
				$16,538	$75,849
Investment in National Industrial Portfolio Joint Venture
On May 18, 2012, the Company, through an indirect wholly owned subsidiary, entered into a joint venture (the “NIP Joint Venture”) with OCM NIP JV Holdings, L.P. and HC KBS NIP JV, LLC (“HC-KBS”). As of March 31, 2017, the NIP Joint Venture owned 12 industrial properties and a master lease with respect to another industrial property encompassing 5.2 million square feet. The Company made an initial capital contribution of $8.0 million which represents less than a 5.0% ownership interest in the NIP Joint Venture as of March 31, 2017. The Company has virtually no influence over the NIP Joint Venture’s operations, financial policies or decision making. Accordingly, the Company has accounted for its investment in the NIP Joint Venture under the cost method of accounting. Income, losses and distributions from the NIP Joint Venture are generally allocated among the members based on their respective equity interests.
KBS REIT I, an affiliate of the Advisor, is a member of HC-KBS and has a participation interest in certain future potential profits generated by the NIP Joint Venture.  However, KBS REIT I does not have any equity interest in the NIP Joint Venture. None of the other joint venture partners are affiliated with the Company or the Advisor.
As of March 31, 2017 and December 31, 2016, the book value of the Company’s investment in the NIP Joint Venture was $4.3 million and $5.3 million, respectively. During the three months ended March 31, 2017, the Company received a distribution of $2.9 million related to its investment in the NIP Joint Venture. The Company recognized $1.9 million of income distributions and $1.0 million of return of capital from the NIP Joint Venture. During the three months ended March 31, 2016, the Company did not receive any distributions related to its investment in the NIP Joint Venture.
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
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2017
(unaudited)

As of March 31, 2017 and December 31, 2016, the book value of the Company’s investment in the 110 William Joint Venture was $12.2 million and $70.5 million, respectively, which includes $1.5 million of unamortized acquisition fees and expenses incurred directly by the Company. During the three months ended March 31, 2017, the 110 William Joint Venture made a $58.2 million return of capital distribution to the Company and a $38.8 million return of capital distribution to the 110 William JV Partner funded with proceeds from the 110 William refinancing discussed below.
Summarized financial information for the 110 William Joint Venture follows (in thousands):

	March 31, 2017	December 31, 2016
Assets:
Real estate assets, net of accumulated depreciation and amortization	$260,159	$262,192
Other assets	26,668	23,355
Total assets	$286,827	$285,547
Liabilities and equity:
Notes payable, net (1)	$257,155	$157,628
Other liabilities	11,814	12,872
Partners’ capital	17,858	115,047
Total liabilities and equity	$286,827	$285,547
_____________________
(1) See "- 110 William Joint Venture Refinance" below.

	Three Months Ended March 31,
	2017	2016
Revenues	$8,392	$8,251
Expenses:
Operating, maintenance, and management	2,396	2,505
Real estate taxes and insurance	1,617	1,434
Depreciation and amortization	3,232	3,121
Interest expense	1,400	1,516
Total expenses	8,645	8,576
Other income	14	16
Net loss	$(239)	$(309)
Company’s equity in loss of unconsolidated joint venture	$(154)	$(196)
110 William Joint Venture Refinance
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
March 31, 2017
(unaudited)

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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Although there can be no assurance, the Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations as of March 31, 2017. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities.
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
March 31, 2017
(unaudited)

12.	SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Partial Real Estate Sale Subsequent to March 31, 2017
Park Highlands
On May 1, 2017, the Company sold an aggregate of 102 acres of Park Highlands undeveloped land for an aggregate sales price, net of closing credits, of $18.4 million, excluding closing costs. The purchasers are not affiliated with the Company or the Advisor.
Purchase and Sale Agreement for Real Estate Property Subsequent to March 31, 2017
50 Congress Street
On July 11, 2013, the Company, through an indirect wholly owned subsidiary, purchased an office building containing 179,872 rentable square feet located on approximately 0.4 acres of land in Boston, Massachusetts (“50 Congress Street”). On April 13, 2017, the Company entered into a purchase and sale agreement and escrow instructions for the sale of 50 Congress Street to purchasers unaffiliated with the Company or the Advisor. Pursuant to the purchase and sale agreement, the sale price for 50 Congress Street is $79.0 million, subject to certain concessions and credits that will be finalized at closing. There can be no assurance that the Company will complete the sale of 50 Congress Street. The purchasers would be obligated to purchase 50 Congress Street only after satisfaction of agreed upon closing conditions.

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

•
We have focused, and may continue to focus, our investments in non-performing real estate and real estate-related loans, real estate-related loans secured by non-stabilized assets and real estate-related securities, which involve more risk than investments in performing real estate and real estate-related assets

All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission (the “SEC”).

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overview
We were formed on October 8, 2008 as a Maryland corporation, elected to be taxed as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2010 and intend to operate in such manner. KBS Capital Advisors LLC (“KBS Capital Advisors”) is our advisor. As our advisor, KBS Capital Advisors manages our day-to-day operations and our portfolio of investments. KBS Capital Advisors also has the authority to make all of the decisions regarding our investments, subject to the limitations in our charter and the direction and oversight of our board of directors. KBS Capital Advisors also provides asset-management, marketing, investor-relations and other administrative services on our behalf. We have sought to invest in and manage a diverse portfolio of real estate‑related loans, opportunistic real estate, real estate-related debt securities and other real estate-related investments. We conduct our business primarily through our operating partnership, of which we are the sole general partner.
On January 8, 2009, we filed a registration statement on Form S-11 with the SEC to offer a minimum of 250,000 shares and a maximum of 140,000,000 shares of common stock for sale to the public, of which 100,000,000 shares were registered in our primary offering and 40,000,000 shares were registered under our dividend reinvestment plan. We ceased offering shares of common stock in our primary offering on November 14, 2012. We sold 56,584,976 shares of common stock in the primary offering for gross offering proceeds of $561.7 million. We continue to offer shares of common stock under the dividend reinvestment plan. As of March 31, 2017, we had sold 6,232,598 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $68.3 million. Also as of March 31, 2017, we had redeemed 6,405,292 of the shares sold in our offering for $80.8 million. Additionally, on December 29, 2011 and October 23, 2012, we issued 220,994 shares and 55,249 shares of common stock, respectively, for $2.0 million and $0.5 million, respectively, in private transactions exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.
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
As of March 31, 2017, we consolidated 21 real estate investments comprised of 12 office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 25 acres of undeveloped land, one office portfolio consisting of three office properties, one office/flex/industrial portfolio consisting of 21 buildings, one retail property, two apartment properties, two investments in undeveloped land encompassing an aggregate of 1,670 acres, and owned two investments in unconsolidated joint ventures and an investment in real estate debt securities.
Market Outlook – Real Estate and Real Estate Finance Markets
The following discussion is based on management’s beliefs, observations and expectations with respect to the real estate and real estate finance markets.
Conditions in the global capital markets remain unsettled as of the first quarter of 2017. Current economic data and financial market developments suggest that the global economy is improving, although at a slow and uneven pace. European economic growth has recently picked up, whereas the U.K. and China remain areas of concern. Against this backdrop, the central banks of the world’s major industrialized economies are beginning to back away from their strong monetary accommodation. Quantitative easing in Japan and Europe is slowing, but the liquidity generated from these programs continues to impact the global capital markets.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

At a duration of 94 months (as of the end of first quarter 2017), the current business cycle, which commenced in June 2009, is the fourth longest in U.S. history, including the post-World War II cycle, which lasted 58 months. In March 2017, the U.S. Federal Reserve (the “FED”) increased interest rates for the third time in three years. Expectations are for the rate increases to continue in the wake of ongoing economic growth and some acceleration in inflationary pressures, with the goal of the FED to normalize the level of interest rates. Little in the U.S. macroeconomic data suggests that the economy is growing too rapidly, the primary symptom of trouble ahead for a business cycle. Real gross domestic product (“GDP”) growth has averaged approximately 2% per year over the past two years, and job growth has averaged about 1.7%. Personal income growth has started to pick up and unemployment statistics indicate that labor force conditions are finally showing real improvements.
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
We sold 56,584,976 shares of common stock in the primary portion of our initial public offering for gross offering proceeds of $561.7 million. We ceased offering shares in the primary portion of our initial public offering on November 14, 2012. We continue to offer shares of common stock under the dividend reinvestment plan. As of March 31, 2017, we had sold 6,232,598 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $68.3 million. To date, we have invested all of the net proceeds from our initial public offering in real estate and real estate-related investments. We intend to use our cash on hand, proceeds from debt financing, proceeds from the issuance of our 4.25% bonds in Israel, cash flow generated by our real estate operations and real estate-related investments and proceeds from our dividend reinvestment plan as our primary sources of immediate and long-term liquidity.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures and corporate general and administrative expenses.  Cash flow from operations from our real estate investments is primarily dependent upon the occupancy levels of our properties, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures.  As of March 31, 2017, our properties, excluding apartment properties, were collectively 84% occupied and our apartment properties were collectively 92% occupied.
Investments in real estate-related investments generate cash flow in the form of interest income, which are reduced by loan service fees, asset management fees and corporate general and administrative expenses. As of March 31, 2017, we had an investment in real estate debt securities outstanding with a total book value of $9.8 million.
As of March 31, 2017, we had outstanding debt obligations in the aggregate principal amount of $1.0 billion, with a weighted average remaining term of 2.7 years. As of March 31, 2017, we had $63.5 million of unrestricted secured revolving debt available for future disbursements under a portfolio loan facility, subject to certain conditions set forth in the loan agreement.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee of our board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expense reimbursements for the four fiscal quarters ended March 31, 2017 did not exceed the charter imposed limitation.
For the three months ended March 31, 2017, our cash needs for capital expenditures, redemptions of common stock and debt servicing were met with proceeds from debt financing, proceeds from our dividend reinvestment plan and cash on hand. Operating cash needs during the same period were met through cash flow generated by our real estate and real estate-related investments and cash on hand. As of March 31, 2017, we had a total of $425.3 million of debt obligations scheduled to mature within 12 months of that date. We plan to exercise our extension options available under our loan agreements or pay down or refinance the related notes payable prior to their maturity dates.
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
Cash Flows from Operating Activities
As of March 31, 2017, we consolidated 21 real estate investments comprised of 12 office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 25 acres of undeveloped land, one office portfolio consisting of three office properties, one office/flex/industrial portfolio consisting of 21 buildings, one retail property, two apartment properties, two investments in undeveloped land encompassing an aggregate of 1,670 acres, and owned two investments in unconsolidated joint ventures and an investment in real estate debt securities. During the three months ended March 31, 2017, net cash provided by operating activities was $3.4 million. We expect that our cash flows from operating activities will increase in future periods as a result of leasing additional space that is currently unoccupied and anticipated future acquisitions of real estate and real estate-related investments. However, our cash flows from operating activities may decrease to the extent that we dispose of assets.
Cash Flows from Investing Activities
Net cash used in investing activities was $33.1 million for the three months ended March 31, 2017 and primarily consisted of the following:

•	Acquisition of an office property for $82.2 million;

•	Distributions of capital from unconsolidated joint ventures of $59.2 million, of which $58.2 million relates to the 110 William Joint Venture and $1.0 million relates to the NIP Joint Venture;

•	Improvements to real estate of $5.5 million;

•	Investment in real estate debt securities of $5.0 million;

•	Insurance proceeds for property damages of $0.7 million;

•	Funding of development obligations of $0.2 million; and

•	Purchase of an interest rate cap for $0.1 million.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flows from Financing Activities
Net cash provided by financing activities was $44.1 million for the three months ended March 31, 2017 and consisted primarily of the following:

•
$50.3 million of net cash provided by debt and other financings as a result of proceeds from notes payable of $87.4 million, partially offset by principal payments on notes and bonds payable of $35.8 million and payments of deferred financing costs of $1.3 million;

•	$3.7 million of cash used for redemptions of common stock;

•	$2.3 million of net cash distributions to stockholders, after giving effect to distributions reinvested by stockholders of $2.9 million; and

•	$0.1 million of payments made in connection with a potential offering.
In order to execute our investment strategy, we utilize secured debt and we may, to the extent available, utilize unsecured debt, to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinancing and interest risks, are properly balanced with the benefit of using leverage. There is no limitation on the amount we may borrow for any single investment. Our charter limits our total liabilities such that our total liabilities may not exceed 75% of the cost of our tangible assets; however, we may exceed that limit if a majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our common stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of March 31, 2017, our borrowings and other liabilities were approximately 73% of the cost (before depreciation and other noncash reserves) and book value (before depreciation) of our tangible assets.
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

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of March 31, 2017 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2017	2018-2019	2020-2021	Thereafter
Outstanding debt obligations (1)	$1,030,499	$234,433	$420,517	$241,005	$134,544
Interest payments on outstanding debt obligations (2)	83,959	23,522	37,525	16,137	6,775
Outstanding funding obligations under real estate debt securities (3)	15,000	15,000	—	—	—
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts, maturity dates, foreign currency rates and interest rates in effect at March 31, 2017. We incurred interest expense of $8.6 million, excluding amortization of deferred financing costs of $1.3 million and unrealized losses on interest rate caps of $0.1 million and including interest capitalized of $0.6 million, for the three months ended March 31, 2017.
(3) Under the Battery Point purchase agreement, we may be required to purchase additional real estate debt securities.
Results of Operations
Overview
As of March 31, 2016, we owned 10 office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 25 acres of undeveloped land, one office portfolio consisting of three office properties, one retail property, two apartment properties, two investments in undeveloped land encompassing an aggregate of 1,670 acres, one first mortgage loan and two investments in unconsolidated joint ventures. As of March 31, 2017, we owned 12 office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 25 acres of undeveloped land, one office portfolio consisting of three office properties, one office/flex/industrial portfolio consisting of 21 buildings, one retail property, two apartment properties, two investments in undeveloped land encompassing an aggregate of 1,670 acres, two investments in unconsolidated joint ventures and an investment in real estate debt securities. Our results of operations for the three months ended March 31, 2017 may not be indicative of those in future periods as the occupancy in our properties has not been stabilized. As of March 31, 2017, our office and retail properties were collectively 84% occupied and our apartment properties were collectively 92% occupied.  However, due to the short outstanding weighted-average lease term in the portfolio of less than four years, we do not put significant emphasis on quarterly changes in occupancy (positive or negative) in the short run. Our underwriting and valuations are generally more sensitive to “terminal values” that may be realized upon the disposition of the assets in the portfolio and less sensitive to ongoing cash flows generated by the portfolio in the years leading up to an eventual sale. There are no guarantees that occupancies of our assets will increase, or that we will recognize a gain on the sale of our assets. We funded the acquisitions of these investments with proceeds from our initial public offering and debt financing. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of leasing additional space and acquiring additional assets but decrease due to disposition activity.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparison of the three months ended March 31, 2017 versus the three months ended March 31, 2016
The following table provides summary information about our results of operations for the three months ended March 31, 2017 and 2016 (dollar amounts in thousands):

	Three Months Ended March 31,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions/ Originations/ Dispositions (1)	$ Change Due to Investments Held Throughout Both Periods (2)
	2017	2016
Rental income	$30,646	$22,831	$7,815	34%	$6,782	$1,033
Tenant reimbursements	5,637	4,754	883	19%	939	(56)
Other operating income	1,553	780	773	99%	32	741
Interest income from real estate debt securities	160	—	160	n/a	160	—
Operating, maintenance, and management costs	10,908	9,520	1,388	15%	1,860	(472)
Real estate taxes and insurance	4,737	3,874	863	22%	1,013	(150)
Asset management fees to affiliate	2,748	2,088	660	32%	599	61
General and administrative expenses	1,744	1,137	607	53%	n/a	n/a
Foreign currency transaction loss, net	4,671	303	4,368	1,442%	n/a	n/a
Depreciation and amortization	14,600	11,008	3,592	33%	4,184	(592)
Interest expense	9,386	5,176	4,210	81%	n/a	n/a
Income from unconsolidated joint venture	1,869	—	1,869	n/a	—	1,869
_____________________
(1) Represents the dollar amount increase (decrease) for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 related to real estate and real estate-related investments acquired, originated, repaid or disposed on or after January 1, 2016.
(2) Represents the dollar amount increase (decrease) for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 with respect to real estate and real estate-related investments owned by us during the entirety of both periods presented.
Rental income and tenant reimbursements increased from $22.8 million and $4.8 million, respectively, for the three months ended March 31, 2016 to $30.6 million and $5.6 million, respectively, for the three months ended March 31, 2017, primarily as a result of the growth in our real estate portfolio and an increase in occupancy related to our properties held throughout both periods. The occupancy of our office and retail properties, collectively, held throughout both periods increased from 85% as of March 31, 2016 to 87% as of March 31, 2017. The occupancy of our apartment properties, collectively, held throughout both periods increased from 91% as of March 31, 2016 to 92% as of March 31, 2017. In addition, annualized base rent per square foot increased from $21.65 as of March 31, 2016 to $22.20 as of March 31, 2017 related to properties (excluding apartments) held throughout both periods. We expect rental income and tenant reimbursements to increase in future periods as a result of owning real estate acquired in 2017 for an entire period, future acquisitions of real estate and leasing additional space but to decrease to the extent we dispose of properties.
Property operating costs and real estate taxes and insurance increased from $9.5 million and $3.9 million, respectively, for the three months ended March 31, 2016 to $10.9 million and $4.7 million, respectively, for the three months ended March 31, 2017, primarily as a result of the growth in our real estate portfolio, increase in occupancy, increase in assessed property values and inflation. We expect property operating costs and real estate taxes and insurance to increase in future periods as a result of owning real estate acquired in 2017 for an entire period, future acquisitions of real estate, increasing occupancy of our real estate assets and inflation but to decrease to the extent we dispose of properties.
Asset management fees increased from $2.1 million for the three months ended March 31, 2016 to $2.7 million for the three months ended March 31, 2017, primarily as a result of the growth in our real estate portfolio. We expect asset management fees to increase in future periods as a result of owning real estate acquired in 2017 for an entire period, future acquisitions of real estate and capital expenditures but to decrease to the extent we dispose of properties. All asset management fees incurred as of March 31, 2017 have been paid.
General and administrative expenses increased from $1.1 million for the three months ended March 31, 2016 to $1.7 million for the three months ended March 31, 2017, primarily due to increased legal costs as a result of our ongoing Israeli securities law compliance requirements related to our outstanding bonds and legal services provided in connection with certain strategic transactions. We expect general and administrative expenses to fluctuate based on our legal expenses and investment and disposition activity.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Foreign currency transaction loss, net increased from $0.3 million for the three months ended March 31, 2016 to $4.7 million for the three months ended March 31, 2017 as a result of holding the Series A debentures issued in Israel for an entire period. These debentures are denominated in Israeli new Shekels and we expect to recognize foreign transaction gains and losses based on changes in foreign currency exchange rates, but expect our exposure to be limited to the extent that we have entered into a foreign currency collar or hedge. For the three months ended March 31, 2017, the foreign currency transaction loss, net consists of $15.8 million of foreign currency transaction loss, partially offset by a $11.1 million gain related to our foreign currency collars.
Depreciation and amortization increased from $11.0 million for the three months ended March 31, 2016 to $14.6 million for the three months ended March 31, 2017, primarily as a result of the growth in our real estate portfolio. We expect depreciation and amortization to increase in future periods as a result of owning real estate acquired in 2017 for an entire period but to decrease as a result of amortization of tenant origination costs related to lease expirations and disposition of properties.
Interest expense increased from $5.2 million for the three months ended March 31, 2016 to $9.4 million for the three months ended March 31, 2017, primarily due to increased borrowings as a result of our bond offering and additional mortgage financing. Excluded from interest expense was $0.6 million and $0.5 million of interest capitalized to our investments in undeveloped land during the three months ended March 31, 2017 and 2016, respectively. Our interest expense in future periods will vary based on interest rate fluctuations, the amount of interest capitalized and our level of future borrowings, which will depend on the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.
During the three months ended March 31, 2017, we received a distribution of $2.9 million related to our investment in the NIP Joint Venture. We recognized $1.9 million of income distributions and $1.0 million of return of capital from the NIP Joint Venture. During the three months ended March 31, 2016, we did not receive any distributions related to our investment in the NIP Joint Venture.
Funds from Operations, Modified Funds from Operations and Adjusted Modified Funds from Operations
We believe that funds from operations (“FFO”) is a beneficial indicator of the performance of an equity REIT. We compute FFO in accordance with the current National Association of Real Estate Investment Trusts (“NAREIT”) definition. FFO represents net income, excluding gains and losses from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), impairment losses on real estate assets, depreciation and amortization of real estate assets, and adjustments for unconsolidated partnerships and joint ventures. We believe FFO facilitates comparisons of operating performance between periods and among other REITs. However, our computation of FFO may not be comparable to other REITs that do not define FFO in accordance with the NAREIT definition or that interpret the current NAREIT definition differently than we do. Our management believes that historical cost accounting for real estate assets in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. As a result, we believe that the use of FFO, together with the required GAAP presentations, provides a more complete understanding of our performance relative to our competitors and provides a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities.
Changes in accounting rules have resulted in a substantial increase in the number of non-operating and non-cash items included in the calculation of FFO. As a result, our management also uses modified funds from operations (“MFFO”) as an indicator of our ongoing performance as well as our dividend sustainability. MFFO excludes from FFO: acquisition fees and expenses (to the extent that such fees and expenses have been recorded as operating expenses); adjustments related to contingent purchase price obligations; amounts relating to straight-line rents and amortization of above- and below-market intangible lease assets and liabilities; accretion of discounts and amortization of premiums on debt investments; amortization of closing costs relating to debt investments; impairments of real estate-related investments; mark-to-market adjustments included in net income; and gains or losses included in net income for the extinguishment or sale of debt or hedges. We compute MFFO in accordance with the definition of MFFO included in the practice guideline issued by the Investment Program Association (“IPA”) in November 2010 as interpreted by management. Our computation of MFFO may not be comparable to other REITs that do not compute MFFO in accordance with the current IPA definition or that interpret the current IPA definition differently than we do.

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
We believe that MFFO and Adjusted MFFO are helpful as measures of ongoing operating performance because they exclude costs that management considers more reflective of investing activities and other non-operating items included in FFO. Management believes that excluding acquisition costs, prior to our early adoption of ASU No. 2017-01 on January 1, 2017, from MFFO and Adjusted MFFO provides investors with supplemental performance information that is consistent with management’s analysis of the operating performance of the portfolio over time, including periods after our acquisition stage. MFFO and Adjusted MFFO also exclude non-cash items such as straight-line rental revenue.  Additionally, we believe that MFFO and Adjusted MFFO provide investors with supplemental performance information that is consistent with the performance indicators and analysis used by management, in addition to net income and cash flows from operating activities as defined by GAAP, to evaluate the sustainability of our operating performance.  MFFO provides comparability in evaluating the operating performance of our portfolio with other non-traded REITs which typically have limited lives with short and defined acquisition periods and targeted exit strategies.  MFFO, or an equivalent measure, is routinely reported by non-traded REITs, and we believe often used by analysts and investors for comparison purposes.
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
Although MFFO includes other adjustments, the exclusion of straight-line rent, the amortization of above- and below-market leases, the amortization of discounts and closing costs and mark to market foreign currency transaction adjustment are the most significant adjustments for the periods presented.  We have excluded these items based on the following economic considerations:

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
Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculations of MFFO and Adjusted MFFO, for the three months ended March 31, 2017 and 2016 (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended March 31,
	2017	2016
Net loss attributable to common stockholders	$(9,092)	$(4,894)
Depreciation of real estate assets	8,507	6,475
Amortization of lease-related costs	6,093	4,533
Adjustments for noncontrolling interests - consolidated entities (1)	(120)	(127)
Adjustments for investment in unconsolidated entity (2)	1,950	1,883
FFO attributable to common stockholders	7,338	7,870
Straight-line rent and amortization of above- and below-market leases	(1,819)	(744)
Amortization of discounts and closing costs	(69)	—
Amortization of net premium/discount on bond and notes payable	11	9
Unrealized loss on derivative instruments	57	—
Mark-to-market foreign currency transaction loss, net	4,671	303
Adjustments for noncontrolling interests - consolidated entities (1)	(13)	(4)
Adjustments for investment in unconsolidated entity (2)	(1,199)	(1,150)
MFFO attributable to common stockholders	8,977	6,284
Other capitalized operating expenses (3)	(649)	(605)
Adjustments for noncontrolling interests - consolidated entities (1)	—	61
Adjusted MFFO attributable to common stockholders	$8,328	$5,740
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
Distributions
Distributions declared, distributions paid and cash flows provided by operations were as follows for the first quarter of 2017 (in thousands, except per share amounts):

	Distribution Declared	Distributions Declared Per Share	Distributions Paid			Cash Flows Provided by Operations
Period			Cash	Reinvested	Total
First Quarter 2017	$5,247	$0.092	$2,323	$2,924	$5,247	$3,391
On March 9, 2017, our board of directors authorized a distribution in the amount of $0.09246575 per share of common stock to stockholders of record as of the close of business on March 13, 2017. We paid this distribution on March 16, 2017 and this was the only distribution declared and paid during the first quarter of 2017.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

For the three months ended March 31, 2017, we paid aggregate distributions of $5.2 million, including $2.3 million of distributions paid in cash and $2.9 million of distributions reinvested through our dividend reinvestment plan. Our net loss attributable to common stockholders for the three months ended March 31, 2017 was $9.1 million and our cash flows provided by operations were $3.4 million. Our cumulative distributions paid and net loss attributable to common stockholders from inception through March 31, 2017 were $110.0 million and $66.6 million, respectively. We have funded our cumulative distributions, which includes net cash distributions and distributions reinvested by stockholders, with proceeds from debt financing of $18.7 million, proceeds from the dispositions of property of $13.7 million and cash provided by operations of $77.6 million. To the extent that we pay distributions from sources other than our cash flow from operations or gains from asset sales, we will have fewer funds available for investment in real estate-related loans, opportunistic real estate, real estate-related debt securities and other real estate-related investments, the overall return to our stockholders may be reduced and subsequent investors may experience dilution.
Critical Accounting Policies
Our consolidated interim financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC. There have been no significant changes to our policies during 2017.
Subsequent Events
We evaluate subsequent events up until the date the consolidated financial statements are issued.
Partial Real Estate Sale Subsequent to March 31, 2017
Park Highlands
On May 1, 2017, we sold an aggregate of 102 acres of Park Highlands undeveloped land for an aggregate sales price, net of closing credits, of $18.4 million, excluding closing costs. The purchasers are not affiliated with us or our advisor.
Purchase and Sale Agreement for Real Estate Property Subsequent to March 31, 2017
50 Congress Street
On July 11, 2013, we, through an indirect wholly owned subsidiary, purchased an office building containing 179,872 rentable square feet located on approximately 0.4 acres of land in Boston, Massachusetts (“50 Congress Street”). On April 13, 2017, we entered into a purchase and sale agreement and escrow instructions for the sale of 50 Congress Street to purchasers unaffiliated with the us or our advisor. Pursuant to the purchase and sale agreement, the sale price for 50 Congress Street is $79.0 million, subject to certain concessions and credits that will be finalized at closing. There can be no assurance that we will complete the sale of 50 Congress Street. The purchasers would be obligated to purchase 50 Congress Street only after satisfaction of agreed upon closing conditions.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to the effects of interest rate changes as a result of borrowings used to maintain liquidity, fund distributions and to fund the refinancing of our real estate investment portfolio and operations. We may also be exposed to the effects of changes in interest rates as a result of the acquisition and origination of mortgage, mezzanine, bridge and other loans and the acquisition of real estate securities. We are also exposed to the effects of foreign currency changes in Israel with respect to the 4.25% bonds issued to investors in Israel in March 2016. Our profitability and the value of our investment portfolio may be adversely affected during any period as a result of interest rate changes and foreign currency changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs. We may manage interest rate risk by maintaining a ratio of fixed rate, long-term debt such that floating rate exposure is kept at an acceptable level. In addition, we may utilize a variety of financial instruments, including interest rate caps, floors, and swap agreements, in order to limit the effects of changes in interest rates on our operations. In order to limit the effects of changes in foreign currency on our operations, we may utilize a variety of foreign currency hedging strategies such as cross currency swaps, forward contracts, puts or calls. When we use these types of derivatives to hedge the risk of interest-earning assets or interest-bearing liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the funds available for payments to holders of our common stock and that the losses may exceed the amount we invested in the instruments. Additionally, certain of these strategies may cause us to fund a margin account periodically to offset changes in foreign currency rates which may also reduce the funds available for payments to holders of our common stock.
As of March 31, 2017, we had entered into four foreign currency collars to hedge against a change in the exchange rate of the Israeli new Shekel versus the U.S. Dollar. The foreign currency collars expire in August 2017 and have an aggregate U.S. Dollar notional amount of $250.0 million. The foreign currency collars consist of purchased call options to buy Israeli new Shekels ranging from 3.6686 to 3.7245 and sold put options to sell the Israeli new Shekels ranging from 3.7695 to 3.826. The foreign currency collars are intended to permit us to exchange, on the settlement date of the collars and net of the effect of the collars, $250.0 million for an amount of Israeli new Shekels ranging from 923.1 million to 948.4 million.
As of March 31, 2017, we held 0.2 million Israeli new Shekels and 21.8 million Israeli new Shekels in cash and restricted cash, respectively. In addition, as of March 31, 2017, we had bonds outstanding and the related interest payable in the amounts of 970.2 million Israeli new Shekels and 3.4 million Israeli new Shekels, respectively. Foreign currency exchange rate risk is the possibility that our financial results could be better or worse than planned because of changes in foreign currency exchange rates. Based solely on the remeasurement for the three months ended March 31, 2017, if foreign currency exchange rates were to increase or decrease by 10%, our net income would increase or decrease by approximately $23.9 million and $29.2 million for the same period, respectively. The foreign currency transaction income or loss as a result of the change in foreign currency exchange rates does not take into account any gains or losses on our foreign currency collars as a result of such change, which would reduce our foreign currency exposure.
We borrow funds at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of March 31, 2017, the fair value of our KBS SOR (BVI) Holdings, Ltd. Series A Debentures was $273.8 million and the outstanding principal balance was $267.8 million. As of March 31, 2017, excluding the KBS SOR (BVI) Holdings, Ltd. Series A Debentures, the fair value of our fixed rate debt was $32.7 million and the outstanding principal balance of our fixed rate debt was $31.3 million. The fair value estimate of our KBS SOR (BVI) Holdings, Ltd. Series A Debentures was calculated using the quoted bond price as of March 31, 2017 on the Tel Aviv Stock Exchange of 102.26 Israeli new Shekels. The fair value estimate of our fixed rate debt was calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of March 31, 2017. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting changes in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on variable rate debt and loans receivable would change our future earnings and cash flows, but would not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. As of March 31, 2017, we were exposed to market risks related to fluctuations in interest rates on $731.4 million of variable rate debt outstanding. Based on interest rates as of March 31, 2017, if interest rates were 100 basis points higher during the 12 months ending March 31, 2018, interest expense on our variable rate debt would increase by $7.3 million. As of March 31, 2017, one-month LIBOR was 0.98278% and if the LIBOR index was reduced to 0% during the 12 months ending March 31, 2018, interest expense on our variable rate debt would decrease by $7.1 million.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The weighted-average interest rates of our fixed rate debt and variable rate debt as of March 31, 2017 were 4.3% and 3.1%, respectively. The interest rate and weighted-average interest rate represent the actual interest rate in effect as of March 31, 2017 (consisting of the contractual interest rate and the effect of contractual floor rates, if applicable), using interest rate indices as of March 31, 2017 where applicable.

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
Please see the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC.

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

During the three months ended March 31, 2017, we fulfilled redemption requests eligible for redemption under our share redemption program and received in good order and funded redemptions under our share redemption program with the net proceeds from our dividend reinvestment plan and cash on hand. We redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed	Average Price Paid Per Share (1)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2017	24,963	$14.81	(2)
February 2017	1,500	$14.81	(2)
March 2017	227,362	$14.12	(2)
Total	253,825
_____________________
(1) On December 8, 2016, our board of directors adopted a tenth amended and restated share redemption program (the “Tenth Amended Share Redemption Program”). Pursuant to the Tenth Amended Share Redemption Program, except for redemptions made upon a stockholder’s death, “qualifying disability” or “determination of incompetence,” the price at which we will redeem shares is 95% of our most recent estimated value per share as of the applicable redemption date.  The Tenth Amended Share Redemption Program was effective on December 30, 2016.
On December 8, 2016, our board of directors approved an estimated value per share of our common stock of $14.81, based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding as of September 30, 2016. The change in the redemption price became effective for the December 2016 redemption date and is effective until the estimated value per share is updated. We expect to engage KBS Capital Advisors and/ or an independent valuation firm to update our estimated value per share in December 2017.
(2) We limit the dollar value of shares that may be redeemed under the program as described above. During the three months ended March 31, 2017, we redeemed $3.6 million of common stock, which represented all redemption requests received in good order and eligible for redemption through the March 2017 redemption date, except for the $26.2 million of shares in connection with redemption requests not made upon a stockholder’s death, “qualifying disability” or “determination of incompetence,” which redemption requests will be fulfilled subject to the limitations described above. Based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during 2016, we have $9.0 million available for redemptions during the remainder of 2017, subject to the limitations described above.
In addition to the redemptions under the share redemption program described above, during the three months ended March 31, 2017, we repurchased an additional 10,845 shares of our common stock at $14.07 per share for an aggregate price of $0.2 million.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
None.

Item 5.	Other Information
None.

PART II.	OTHER INFORMATION (CONTINUED)

Item 6.	Exhibits

Ex.	Description

3.1	Second Articles of Amendment and Restatement, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed February 4, 2010

3.2	Second Amended and Restated Bylaws, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 17, 2016

4.1
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, Commission File No. 333-156633

4.2	Fifth Amended and Restated Dividend Reinvestment Plan, incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed May 14, 2015

10.1	110 William Street Building Loan Agreement dated as of March 6, 2017, by and between 110 William Property Investors III, LLC and Morgan Stanley Mortgage Capital Holdings LLC

10.2
Consolidated, Amended and Restated Senior Loan Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated as of March 6, 2017, by and between 110 William Property Investors III, LLC and Morgan Stanley Mortgage Capital Holdings LLC

10.3	Consolidated, Amended and Restated Senior Loan Promissory Note dated March 6, 2017, by and between 110 William Property Investors III, LLC and Morgan Stanley Bank, N.A.

10.4	Senior Mezzanine Pledge and Security Agreement dated as of March 6, 2017, by and between 110 William Mezz III, LLC and Morgan Stanley Mortgage Capital Holdings LLC

10.5	Senior Mezzanine Promissory Note dated March 6, 2017, by and between 110 William Mezz III, LLC and Morgan Stanley Mortgage Capital Holdings LLC

10.6	Junior Mezzanine Pledge and Security Agreement dated as of March 6, 2017, by and between 110 William Junior Mezz III, LLC and Morgan Stanley Mortgage Capital Holdings LLC

10.7	Junior Mezzanine Promissory Note dated March 6, 2017, by and between 110 William Junior Mezz III, LLC and Morgan Stanley Mortgage Capital Holdings LLC

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Tenth Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed December 15, 2016

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS STRATEGIC OPPORTUNITY REIT, INC.

Date:	May 11, 2017	By:	/S/ KEITH D. HALL
Keith D. Hall
Chief Executive Officer and Director
(principal executive officer)

Date:	May 11, 2017	By:	/S/ JEFFREY K. WALDVOGEL
Jeffrey K. Waldvogel
Chief Financial Officer, Treasurer and Secretary
(principal financial officer)