Form 10-Q
period 2017-06-30
KBS Strategic Opportunity REIT, Inc.
filed 2017-08-11
CIK 1452936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
As of August 7, 2017, there were 56,630,735 outstanding shares of common stock of KBS Strategic Opportunity REIT, Inc.

KBS STRATEGIC OPPORTUNITY REIT, INC.
FORM 10-Q
June 30, 2017

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2017	December 31, 2016
	(unaudited)
Assets
Real estate held for investment, net	$1,135,443	$1,060,098
Real estate held for sale, net	—	46,933
Real estate equity securities	39,844	—
Real estate debt securities, net	17,534	4,683
Total real estate and real estate-related investments, net	1,192,821	1,111,714
Cash and cash equivalents	100,511	40,432
Restricted cash	21,497	24,018
Investments in unconsolidated joint ventures	14,916	75,849
Rents and other receivables, net	30,611	27,521
Above-market leases, net	457	618
Assets related to real estate held for sale, net	—	1,488
Prepaid expenses and other assets	41,689	28,476
Total assets	$1,402,502	$1,310,116
Liabilities and equity
Notes and bonds payable, net
Notes and bonds payable related to real estate held for investment, net	$1,033,230	$919,174
Notes payable related to real estate held for sale, net	—	31,450
Total notes and bonds payable, net	1,033,230	950,624
Accounts payable and accrued liabilities	29,059	26,624
Due to affiliate	26	55
Below-market leases, net	4,914	6,029
Liabilities related to real estate held for sale, net	—	522
Other liabilities	23,754	18,095
Redeemable common stock payable	11,067	12,617
Total liabilities	1,102,050	1,014,566
Commitments and contingencies (Note 13)
Redeemable common stock	—	—
Equity
KBS Strategic Opportunity REIT, Inc. stockholders' equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 56,639,546 and 56,775,767 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	566	568
Additional paid-in capital	455,221	455,373
Cumulative distributions and net losses	(158,080)	(162,289)
Accumulated other comprehensive income	849	—
Total KBS Strategic Opportunity REIT, Inc. stockholders’ equity	298,556	293,652
Noncontrolling interests	1,896	1,898
Total equity	300,452	295,550
Total liabilities and equity	$1,402,502	$1,310,116
See accompanying condensed notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Rental income	$31,704	$24,585	$62,350	$47,417
Tenant reimbursements	6,456	4,828	12,094	9,582
Other operating income	987	798	2,540	1,578
Interest income from real estate debt securities	601	—	760	—
Dividend income from real estate equity securities	489	—	489	—
Interest income from real estate loan receivable	—	3,655	—	3,655
Total revenues	40,237	33,866	78,233	62,232
Expenses:
Operating, maintenance, and management	11,299	9,303	22,207	18,823
Real estate taxes and insurance	5,415	4,029	10,152	7,903
Asset management fees to affiliate	2,856	2,205	5,603	4,293
Real estate acquisition fees to affiliate	—	1,274	—	1,274
Real estate acquisition fees and expenses	—	268	—	268
General and administrative expenses	1,378	1,699	3,123	2,835
Foreign currency transaction loss (gain), net	2,426	(2,340)	7,097	(2,037)
Depreciation and amortization	15,307	12,091	29,908	23,099
Interest expense	10,324	7,185	19,709	12,362
Total expenses	49,005	35,714	97,799	68,820
Other income (loss):
Income from unconsolidated joint venture	—	—	1,869	—
Other interest income	171	11	196	15
Equity in loss of unconsolidated joint venture	(1,622)	(152)	(1,776)	(348)
Gain on sale of real estate	34,028	—	34,028	—
Total other income (loss), net	32,577	(141)	34,317	(333)
Net income (loss)	23,809	(1,989)	14,751	(6,921)
Net loss attributable to noncontrolling interests	37	30	3	68
Net income (loss) attributable to common stockholders	$23,846	$(1,959)	$14,754	$(6,853)
Net income (loss) per common share, basic and diluted	$0.42	$(0.03)	$0.26	$(0.12)
Weighted-average number of common shares outstanding, basic and diluted	56,714,180	58,688,129	56,748,125	58,693,629
See accompanying condensed notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$23,809	$(1,989)	$14,751	$(6,921)
Other comprehensive income:
Unrealized gain on real estate securities	849	—	849	—
Total other comprehensive income	849	—	849	—
Total comprehensive income (loss)	24,658	(1,989)	15,600	(6,921)
Total comprehensive loss attributable to noncontrolling interests	37	30	3	68
Total comprehensive income (loss) attributable to common stockholders	$24,695	$(1,959)	$15,603	$(6,853)
See accompanying condensed notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Year Ended December 31, 2016 and the Six Months Ended June 30, 2017
(unaudited)
(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Losses	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amounts

Balance, December 31, 2015	58,696,115	$587	$504,303	$(111,527)	$—	$393,363	$15,427	$408,790
Net loss	—	—	—	(28,918)	—	(28,918)	(208)	(29,126)
Issuance of common stock	938,662	9	12,607	—	—	12,616	—	12,616
Transfers from redeemable common stock	—	—	957	—	—	957	—	957
Redemptions of common stock	(2,859,010)	(28)	(38,545)	—	—	(38,573)	—	(38,573)
Distributions declared	—	—	—	(21,844)	—	(21,844)	—	(21,844)
Acquisitions of noncontrolling interests	—	—	(23,942)	—	—	(23,942)	(14,044)	(37,986)
Other offering costs	—	—	(7)	—	—	(7)	—	(7)
Noncontrolling interests contributions	—	—	—	—	—	—	803	803
Distributions to noncontrolling interests	—	—	—	—	—	—	(80)	(80)
Balance, December 31, 2016	56,775,767	$568	$455,373	$(162,289)	$—	$293,652	$1,898	$295,550
Net income (loss)	—	—	—	14,754	—	14,754	(3)	14,751
Other comprehensive income	—	—	—	—	849	849	—	849
Issuance of common stock	392,779	4	5,813	—	—	5,817	—	5,817
Transfers from redeemable common stock	—	—	1,540	—	—	1,540	—	1,540
Redemptions of common stock	(529,000)	(6)	(7,505)	—	—	(7,511)	—	(7,511)
Distributions declared	—	—	—	(10,545)	—	(10,545)	—	(10,545)
Noncontrolling interests contributions	—	—	—	—	—	—	11	11
Distributions to noncontrolling interests	—	—	—	—	—	—	(10)	(10)
Balance, June 30, 2017	56,639,546	$566	$455,221	$(158,080)	$849	$298,556	$1,896	$300,452
See accompanying condensed notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2017	2016
Cash Flows from Operating Activities:
Net income (loss)	$14,751	$(6,921)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss due to property damages	430	2,017
Equity in loss of unconsolidated joint venture	1,776	348
Depreciation and amortization	29,908	23,099
Gain on real estate, net	(34,028)	—
Unrealized loss on interest rate caps	88	—
Deferred rent	(1,370)	(975)
Bad debt expense (recovery)	(58)	307
Amortization of above- and below-market leases, net	(2,037)	(449)
Amortization of deferred financing costs	2,592	1,772
Interest accretion on real estate debt securities	(348)	—
Net amortization of discount and (premium) on bond and notes payable	23	17
Foreign currency transaction loss (gain), net	7,097	(2,037)
Changes in assets and liabilities:
Rents and other receivables	(1,524)	(1,567)
Prepaid expenses and other assets	(3,618)	(4,883)
Accounts payable and accrued liabilities	(1,090)	1,725
Due to affiliates	(29)	—
Other liabilities	294	1,010
Net cash provided by operating activities	12,857	13,463
Cash Flows from Investing Activities:
Acquisitions of real estate	(82,235)	(125,810)
Improvements to real estate	(18,784)	(14,008)
Proceeds from sales of real estate, net	94,914	—
Escrow deposits for future real estate purchases	—	(16,000)
Principal proceeds from assignment of real estate loan receivable	—	27,850
Insurance proceeds received for property damages	744	1,739
Purchase of interest rate cap	(107)	—
Investment in unconsolidated joint venture	—	(1,800)
Distributions of capital from unconsolidated joint ventures	59,157	—
Investment in real estate securities	(38,995)	—
Investment in real estate debt securities	(12,514)	—
Proceeds for future development obligations	1,368	—
Funding of development obligations	(753)	(1,867)
Net cash provided by (used in) investing activities	2,795	(129,896)
Cash Flows from Financing Activities:
Proceeds from notes and bonds payable	124,556	338,637
Principal payments on notes and bonds payable	(69,019)	(58,196)
Payments of deferred financing costs	(1,793)	(9,154)
Payments to redeem common stock	(7,511)	(6,999)
Payments of prepaid other offering costs	(196)	—
Distributions paid	(4,728)	(4,580)
Noncontrolling interests contributions	11	766
Distributions to noncontrolling interests	(10)	(17)
Acquisitions of noncontrolling interests	—	(37,986)
Net cash provided by financing activities	41,310	222,471
Effect of exchange rate changes on cash, cash equivalents and restricted cash	596	4,170
Net increase in cash, cash equivalents and restricted cash	57,558	110,208
Cash, cash equivalents and restricted cash, beginning of period	64,450	28,865
Cash, cash equivalents and restricted cash, end of period	$122,008	$139,073
Supplemental Disclosure of Cash Flow Information:
Interest paid, net of capitalized interest of $1,142 and $952 for the six months ended June 30, 2017 and 2016, respectively	$16,257	$7,080
Supplemental Disclosure of Noncash Investing and Financing Activities:
Application of escrow deposits to acquisition of real estate	$2,000	$—
Increase in accrued improvements to real estate	$3,551	$588
Increase in redeemable common stock payable	$—	$7,647
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$5,817	$6,361
See accompanying condensed notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
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
The Company sold 56,584,976 shares of common stock in its primary offering for gross offering proceeds of $561.7 million. As of June 30, 2017, the Company had sold 6,427,949 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $71.2 million. Also, as of June 30, 2017, the Company had redeemed 6,669,622 shares for $84.5 million. Additionally, on December 29, 2011 and October 23, 2012, the Company issued 220,994 shares and 55,249 shares of common stock, respectively, for $2.0 million and $0.5 million, respectively, in private transactions exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933.
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
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2017
(unaudited)

As of June 30, 2017, the Company consolidated 20 real estate investments comprised of 11 office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 25 acres of undeveloped land, one office portfolio consisting of three office properties, one office/flex/industrial portfolio consisting of 21 buildings, one retail property, two apartment properties, two investments in undeveloped land with approximately 1,100 developable acres, and owned two investments in unconsolidated joint ventures, an investment in real estate debt securities and an investment in real estate equity securities.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2016, except for the adoption of ASU No. 2017-01 on January 1, 2017 and the addition of an accounting policy with respect to real estate equity securities. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the SEC.
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.
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
Real Estate Equity Securities
The Company determines the appropriate classification for real estate equity securities at acquisition (on the trade date) and reevaluates such designation as of each balance sheet date. As of June 30, 2017, the Company classified its investment in real estate equity securities as available-for-sale as the Company intends to hold the securities for the purpose of collecting dividend income and for longer term price appreciation. These investments are carried at their estimated fair value based on quoted market prices for the security. Transaction costs that are directly attributable to the acquisition of real estate equity securities are capitalized to its cost basis. Unrealized gains and losses are reported in accumulated other comprehensive income (loss). Upon the sale of a security, the previously recognized unrealized gain (loss) would be reversed out of accumulated other comprehensive income (loss) and the actual realized gain (loss) recognized in earnings. Dividend income is recognized on an accrual basis based on eligible shares as of the ex-dividend date.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2017
(unaudited)

Any non-temporary decline in the market value of an available-for-sale real estate equity security below cost results in a reduction in the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the real estate security is established. When a real estate equity security is impaired, the Company considers whether it has the ability and intent to hold the investment for a time sufficient to allow for any anticipated recovery in market value and considers whether evidence indicating the cost of the investment being recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to period end and forecasted performance of the investee.
Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of the prior period. During the year ended December 31, 2016, the Company elected to early adopt ASU No. 2016-18 (as defined below).  As a result, the Company no longer presents transfers between cash and restricted cash in the consolidated statements of cash flows.  Instead, restricted cash is included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the consolidated statements of cash flows. During the six months ended June 30, 2017, the Company disposed of one office property. As a result, certain assets and liabilities were reclassified to held for sale on the consolidated balance sheets for all periods presented.
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
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three and six months ended June 30, 2017 and 2016.
Distributions declared per share were $0.09349315 and $0.18595890 during the three and six months ended June 30, 2017, respectively, and $0.09323770 and $0.18647540 during the three and six months ended June 30, 2016, respectively.
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
June 30, 2017
(unaudited)

Recently Issued Accounting Standards Updates
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”). ASU No. 2014-09 requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. ASU No. 2014-09 supersedes the revenue requirements in Revenue Recognition (Topic 605) and most industry-specific guidance throughout the Industry Topics of the Codification. ASU No. 2014-09 does not apply to lease contracts within the scope of Leases (Topic 840). ASU No. 2014-09 was to be effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early application not permitted. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU No. 2015-14”), which defers the effective date of ASU No. 2014-09 by one year. Early adoption is permitted but not before the original effective date. The primary source of revenue for the Company is generated through leasing arrangements, which are excluded from this standard. The Company’s revenues that may be impacted by this standard primarily include other operating income, sales of real estate, including land parcels and operating properties, and other ancillary income earned at its properties. In 2016, other operating income and other ancillary income were approximately 5% of consolidated revenue. The Company is in the process of evaluating how this standard will impact sales of real estate. The Company continues to evaluate the impact that the standard will have on its consolidated financial statements. The Company expects to adopt the standard using the modified retrospective approach, which requires a cumulative effect adjustment as of the date of the adoption.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU No. 2016-01”).  The amendments in ASU No. 2016-01 address certain aspects of recognition, measurement, presentation and disclosure of financial instruments.  ASU No. 2016-01 primarily affects accounting for equity investments and financial liabilities where the fair value option has been elected.  ASU No. 2016-01 supersedes the guidance to classify equity securities with readily determinable fair values into different categories (that is, trading or available-for-sale) and requires equity securities (including other ownership interests, such as partnerships, unincorporated joint ventures, and limited liability companies) to be measured at fair value with changes in the fair value recognized through net income. ASU No. 2016-01 also requires entities to present financial assets and financial liabilities separately, grouped by measurement category and form of financial asset in the balance sheet or in the accompanying notes to the financial statements.  ASU No. 2016-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years.  Early application of certain provisions of the standard is permitted for financial statements that have not been previously issued. Upon adoption, the Company will be required to record net unrealized gain or loss on real estate equity securities in earnings and record a cumulative effect adjustment to the balance sheet.
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
June 30, 2017
(unaudited)

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
June 30, 2017
(unaudited)

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
As of June 30, 2017, the Company owned 11 office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 25 acres of undeveloped land, one office portfolio consisting of three office properties, one office/flex/industrial portfolio consisting of 21 buildings, one retail property encompassing, in the aggregate, approximately 5.8 million rentable square feet. As of June 30, 2017, these properties were 83% occupied. In addition, the Company owned two apartment properties, containing 383 units and encompassing approximately 0.3 million rentable square feet, which were 96% occupied. The Company also owned two investments in undeveloped land with approximately 1,100 developable acres. The following table summarizes the Company’s real estate held for investment as of June 30, 2017 and December 31, 2016, respectively (in thousands):

	June 30, 2017	December 31, 2016
Land	$333,890	$312,623
Buildings and improvements	885,308	814,347
Tenant origination and absorption costs	48,435	46,557
Total real estate, cost	1,267,633	1,173,527
Accumulated depreciation and amortization	(132,190)	(113,429)
Total real estate, net	$1,135,443	$1,060,098

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2017
(unaudited)

The following table provides summary information regarding the Company’s real estate held for investment as of June 30, 2017 (in thousands):

Property	Date Acquired or Foreclosed on	City	State	Property Type	Land	Building and Improvements	Tenant Origination and Absorption	Total Real Estate, at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net	Ownership %
Northridge Center I & II	03/25/2011	Atlanta	GA	Office	$2,234	$7,116	$—	$9,350	$(2,538)	$6,812	100.0%
Iron Point Business Park	06/21/2011	Folsom	CA	Office	2,671	19,490	—	22,161	(5,366)	16,795	100.0%
Richardson Portfolio:
Palisades Central I	11/23/2011	Richardson	TX	Office	1,037	10,385	657	12,079	(2,902)	9,177	90.0%
Palisades Central II	11/23/2011	Richardson	TX	Office	810	17,707	153	18,670	(4,271)	14,399	90.0%
Greenway I	11/23/2011	Richardson	TX	Office	561	2,396	—	2,957	(816)	2,141	90.0%
Greenway III	11/23/2011	Richardson	TX	Office	702	3,800	559	5,061	(1,649)	3,412	90.0%
Undeveloped Land	11/23/2011	Richardson	TX	Undeveloped Land	3,134	—	—	3,134	—	3,134	90.0%
Total Richardson Portfolio					6,244	34,288	1,369	41,901	(9,638)	32,263
Park Highlands (1)	12/30/2011	North Las Vegas	NV	Undeveloped Land	32,019	—	—	32,019	—	32,019	(1)
Bellevue Technology Center	07/31/2012	Bellevue	WA	Office	25,506	56,381	1,767	83,654	(9,761)	73,893	100.0%
Powers Ferry Landing East	09/24/2012	Atlanta	GA	Office	1,643	8,021	99	9,763	(2,809)	6,954	100.0%
1800 West Loop	12/04/2012	Houston	TX	Office	8,360	60,557	4,435	73,352	(13,854)	59,498	100.0%
West Loop I & II	12/07/2012	Houston	TX	Office	7,300	32,699	1,715	41,714	(6,627)	35,087	100.0%
Burbank Collection	12/12/2012	Burbank	CA	Retail	4,175	12,545	725	17,445	(2,008)	15,437	90.0%
Austin Suburban Portfolio	03/28/2013	Austin	TX	Office	8,288	69,550	1,513	79,351	(11,610)	67,741	100.0%
Westmoor Center	06/12/2013	Westminster	CO	Office	10,058	72,880	5,175	88,113	(14,031)	74,082	100.0%
Central Building	07/10/2013	Seattle	WA	Office	7,015	26,900	1,428	35,343	(4,367)	30,976	100.0%
1180 Raymond	08/20/2013	Newark	NJ	Apartment	8,292	37,916	—	46,208	(4,595)	41,613	100.0%
Park Highlands II	12/10/2013	North Las Vegas	NV	Undeveloped Land	24,284	—	—	24,284	—	24,284	100.0%
Maitland Promenade II	12/18/2013	Orlando	FL	Office	3,434	25,163	3,519	32,116	(5,403)	26,713	100.0%
Plaza Buildings	01/14/2014	Bellevue	WA	Office	53,040	139,378	7,228	199,646	(22,052)	177,594	100.0%
424 Bedford	01/31/2014	Brooklyn	NY	Apartment	8,860	25,603	—	34,463	(2,425)	32,038	90.0%
Richardson Land II	09/04/2014	Richardson	TX	Undeveloped Land	3,418	—	—	3,418	—	3,418	90.0%
Westpark Portfolio	05/10/2016	Redmond	WA	Office/Flex/Industrial	36,085	86,692	8,243	131,020	(7,283)	123,737	100.0%
353 Sacramento	07/11/2016	San Francisco	CA	Office	58,374	113,003	5,353	176,730	(6,144)	170,586	100.0%
Crown Pointe	02/14/2017	Dunwoody	GA	Office	22,590	57,126	5,866	85,582	(1,679)	83,903	100.0%
					$333,890	$885,308	$48,435	$1,267,633	$(132,190)	$1,135,443
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
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2017
(unaudited)

Operating Leases
Certain of the Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of June 30, 2017, the leases, excluding options to extend and apartment leases, which have terms that are generally one year or less, had remaining terms of up to 14.9 years with a weighted-average remaining term of 3.6 years. Some of the leases have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from tenants in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash and assumed in real estate acquisitions or foreclosures related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $7.5 million and $7.2 million as of June 30, 2017 and December 31, 2016, respectively.
During the six months ended June 30, 2017 and 2016, the Company recognized deferred rent from tenants of $1.4 million and $1.0 million, respectively, net of lease incentive amortization. As of June 30, 2017 and December 31, 2016, the cumulative deferred rent receivable balance, including unamortized lease incentive receivables, was $27.8 million and $26.1 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $3.1 million and $3.2 million of unamortized lease incentives as of June 30, 2017 and December 31, 2016, respectively. The Company records property operating expense reimbursements due from tenants for common area maintenance, real estate taxes, and other recoverable costs in the period the related expenses are incurred.
As of June 30, 2017, the future minimum rental income from the Company’s properties, excluding apartment leases, under non-cancelable operating leases was as follows (in thousands):

July 1, 2017 through December 31, 2017	$52,032
2018	95,912
2019	81,432
2020	65,629
2021	48,604
Thereafter	102,355
$445,964
As of June 30, 2017, the Company’s commercial real estate properties were leased to approximately 600 tenants over a diverse range of industries and geographic areas. The Company’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Insurance Carriers & Related Activities	35	$11,844	11.0%
Computer System Design & Programming	57	11,407	10.6%
		$23,251	21.6%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of June 30, 2017, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
No other tenant industries accounted for more than 10% of annualized base rent. No material tenant credit issues have been identified at this time.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2017
(unaudited)

Geographic Concentration Risk
As of June 30, 2017, the Company’s real estate investments in Washington, California and Texas represented 29.0%, 14.5% and 14.1% of the Company’s total assets, respectively.  As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the Washington, California and Texas real estate markets.  Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.
Recent Real Estate Land Sale
On May 1, 2017, the Company sold an aggregate of 102 developable acres of Park Highlands undeveloped land for an aggregate sales price, net of closing credits, of $17.4 million, excluding closing costs. The purchasers are not affiliated with the Company or the Advisor. The Company recognized a gain on sale based on the percentage of completion method due to the Company’s continuing development obligations to the purchasers. The Company recognized a gain on sale of $4.6 million related to the land sale, which is net of deferred profit of $3.3 million. In addition, the Company deferred $1.7 million related to proceeds received from the purchasers and another developer for the value of land that was contributed to a master association which is consolidated by the Company.

4.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES
As of June 30, 2017 and December 31, 2016, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Cost	$48,435	$46,557	$1,436	$1,808	$(9,430)	$(9,189)
Accumulated Amortization	(24,175)	(22,327)	(979)	(1,190)	4,516	3,160
Net Amount	$24,260	$24,230	$457	$618	$(4,914)	$(6,029)

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2017
(unaudited)

Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three and six months ended June 30, 2017 and 2016 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended June 30,		For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2017	2016	2017	2016	2017	2016
Amortization	$(3,135)	$(2,486)	$(78)	$(120)	$1,221	$381

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Six Months Ended June 30,		For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016	2017	2016
Amortization	$(6,078)	$(4,697)	$(167)	$(240)	$2,204	$689
Additionally, as of June 30, 2017 and December 31, 2016, the Company had recorded tax abatement intangible assets, net of amortization, which are included in prepaid expenses and other assets in the accompanying balance sheets, of $5.8 million and $6.3 million, respectively.  During the three and six months ended June 30, 2017, the Company recorded amortization expense of $0.2 million and $0.5 million, respectively, related to tax abatement intangible assets.  During the three and six months ended June 30, 2016, the Company recorded amortization expense of $0.2 million and $0.5 million, respectively, related to tax abatement intangible assets.

5.	REAL ESTATE EQUITY SECURITIES
During the six months ended June 30, 2017, the Company purchased 3,252,549 shares of common stock of Whitestone REIT (Ticker: WSR) for an aggregate purchase price of $39.0 million, including $0.4 million of acquisition fees paid to the Advisor. The following summarizes the activity related to real estate equity securities for the six months ended June 30, 2017 (in thousands):

	Amortized Cost Basis	Unrealized Gains (Losses)	Total
Real estate equity securities - December 31, 2016	$—	$—	$—
Purchase of real estate equity securities	38,579	—	38,579
Acquisition fee to affiliate and purchase commission	416	—	416
Unrealized change in market value of real estate equity securities	—	849	849
Real estate equity securities - June 30, 2017	$38,995	$849	$39,844
During the three and six months ended June 30, 2017, the Company recognized $0.5 million of dividend income from real estate equity securities.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2017
(unaudited)

6.	REAL ESTATE DEBT SECURITIES
As of June 30, 2017, the Company owned an investment in real estate debt securities. The Company’s investment in real estate debt securities is classified as held to maturity, as the Company has the intent and ability to hold its investment until maturity, and it is not more likely than not that the Company would be required to sell its investment before recovery of the Company’s amortized cost basis.  The information for those real estate debt securities as of June 30, 2017 and December 31, 2016 is set forth below (in thousands):

Debt Securities Name	Dates Acquired	Debt Securities Type	Outstanding Principal Balance as of June 30, 2017 (1)	Book Value as of June 30, 2017 (2)	Book Value as of December 31, 2016 (2)	Contractual Interest Rate (3)	Annualized Effective Interest Rate (3)	Maturity Date
Battery Point Series B Preferred Units	10/28/2016 / 03/30/2017 / 05/12/2017	Series B Preferred Units	$17,500	$17,534	$4,683	9.0%	11.1%	10/28/2019
_____________________
(1) Outstanding principal balance as of June 30, 2017 represents principal balance outstanding under the real estate debt securities.
(2) Book value of the real estate debt securities represents outstanding principal balance adjusted for unamortized acquisition discounts, origination fees and direct origination and acquisition costs and additional interest accretion.
(3) Contractual interest rate is the stated interest rate on the face of the real estate securities.  Annualized effective interest rate is calculated as the actual interest income recognized in 2017, using the interest method, annualized (if applicable) and divided by the average amortized cost basis of the investment.  The annualized effective interest rate and contractual interest rate presented are as of June 30, 2017.
The following summarizes the activity related to real estate debt securities for the six months ended June 30, 2017 (in thousands):

Real estate debt securities - December 31, 2016	$4,683
Face value of additional real estate debt securities acquired	12,500
Deferred interest receivable and interest accretion	121
Commitment fee, net of closing costs and acquisition fee	3
Accretion of commitment fee, net of closing costs	227
Real estate debt securities - June 30, 2017	$17,534
For the three and six months ended June 30, 2017, interest income from real estate debt securities consisted of the following (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2017	June 30, 2017
Contractual interest income	$321	$412
Interest accretion	78	121
Accretion of commitment fee, net of closing costs and acquisition fee	202	227
Interest income from real estate debt securities	$601	$760

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2017
(unaudited)

7.	REAL ESTATE SALES
During the three and six months ended June 30, 2017, the Company disposed of one office property. During the year ended December 31, 2016, the Company did not dispose of any real estate properties.
On July 11, 2013, the Company, through an indirect wholly owned subsidiary, acquired an office building containing 179,872 rentable square feet located in Boston, Massachusetts (“50 Congress Street”). On May 15, 2017, the Company sold 50 Congress Street to a purchaser unaffiliated with the Company or the Advisor for $79.0 million, or $78.8 million net of concessions and credits. The carrying value of 50 Congress Street as of the disposition date was $47.7 million, which was net of $5.9 million of accumulated depreciation and amortization. The Company recognized a gain on sale of $29.4 million related to the disposition of 50 Congress Street.
The following summary presents the major components of assets and liabilities related to real estate held for sale as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Assets related to real estate held for sale
Real estate, cost	$—	$53,680
Accumulated depreciation and amortization	—	(6,747)
Real estate, net	—	46,933
Other assets	—	1,488
Total assets related to real estate held for sale	$—	$48,421
Liabilities related to real estate held for sale
Notes payable, net	—	31,450
Other liabilities	—	522
Total liabilities related to real estate held for sale	$—	$31,972
The operations of this property and gain on sale are included in continuing operations on the accompanying statements of operations. The following table summarizes certain revenue and expenses related to this property for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues
Rental income	$754	$1,511	$2,287	$2,980
Tenant reimbursements and other operating income	52	116	98	172
Total revenues	$806	$1,627	$2,385	$3,152
Expenses
Operating, maintenance, and management	$240	$430	$714	$845
Real estate taxes and insurance	164	297	475	595
Asset management fees to affiliate	49	101	150	201
Depreciation and amortization	5	620	604	1,215
Interest expense	160	195	396	390
Total expenses	$618	$1,643	$2,339	$3,246

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2017
(unaudited)

8.	NOTES AND BONDS PAYABLE
As of June 30, 2017 and December 31, 2016, the Company’s notes and bonds payable, including notes payable related to real estate held for sale, consisted of the following (dollars in thousands):

	Book Value as of June 30, 2017	Book Value as of December 31, 2016	Contractual Interest Rate as of June 30, 2017 (1)	Effective Interest Rate at June 30, 2017(1)	Payment Type	Maturity Date (2)
Richardson Portfolio Mortgage Loan	$40,286	$40,594	One-Month LIBOR + 2.10%	3.15%	Principal & Interest	07/01/2017 (3)
Bellevue Technology Center Mortgage Loan	59,040	59,400	One-Month LIBOR + 2.25%	3.30%	Principal & Interest	03/01/2019
Portfolio Revolving Loan Facility (4)	44,840	11,799	One-Month LIBOR + 2.75%	3.80%	Principal & Interest	05/01/2019
Portfolio Mortgage Loan	107,115	106,479	One-Month LIBOR + 2.25%	3.30%	Principal & Interest	07/01/2018
Burbank Collection Mortgage Loan	9,651	9,812	One-Month LIBOR + 2.35%	3.48%	Principal & Interest	09/30/2017
50 Congress Mortgage Loan (5)	—	31,525	(5)	(5)	(5)	(5)
1180 Raymond Bond Payable	6,550	6,635	6.50%	6.50%	Principal & Interest	09/01/2036
Central Building Mortgage Loan	27,600	27,600	One-Month LIBOR + 1.75%	2.80%	Interest Only	11/13/2018
Maitland Promenade II Mortgage Loan	21,929	20,877	One-Month LIBOR + 2.90%	3.96%	Principal & Interest	01/01/2018
Westmoor Center Mortgage Loan	61,761	62,000	One-Month LIBOR + 2.25%	3.30%	Principal & Interest	02/01/2018
Plaza Buildings Senior Loan	109,218	109,866	One-Month LIBOR + 1.90%	2.95%	Principal & Interest	01/14/2018
424 Bedford Mortgage Loan	24,558	24,832	3.91%	3.91%	Principal & Interest	10/01/2022
1180 Raymond Mortgage Loan	31,000	31,000	One-Month LIBOR + 2.25%	3.30%	Interest Only	12/01/2017
KBS SOR (BVI) Holdings, Ltd. Series A Debentures (6)	278,145	251,811	4.25%	4.25%	(6)	03/01/2023
Westpark Portfolio Mortgage Loan	84,268	83,200	One-Month LIBOR + 2.50%	3.55%	Interest Only (7)	07/01/2020
353 Sacramento Mortgage Loan (8)	88,342	85,500	One-Month LIBOR + 2.75%	3.91%	Interest Only	10/14/2018
Crown Pointe Mortgage Loan (9)	50,500	—	One-Month LIBOR + 2.60%	3.65%	Interest Only	02/13/2020
Total Notes and Bonds Payable principal outstanding	1,044,803	962,930
Net Premium/(Discount) on Notes and Bonds Payable (10)	111	88
Deferred financing costs, net	(11,684)	(12,394)
Total Notes and Bonds Payable, net	$1,033,230	$950,624
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of June 30, 2017. Effective interest rate is calculated as the actual interest rate in effect as of June 30, 2017 (consisting of the contractual interest rate and contractual floor rates), using interest rate indices at June 30, 2017, where applicable.
(2) Represents the initial maturity date or the maturity date as extended as of June 30, 2017; subject to certain conditions, the maturity dates of certain loans may be extended beyond the date shown.
(3) See “ – Richardson Portfolio Mortgage Loan” below.
(4) The Portfolio Revolving Loan Facility is secured by the 1800 West Loop Building and the Iron Point Business Park. On May 1, 2017, the Company entered into a loan modification agreement to extend the maturity date of the Portfolio Revolving Loan Facility to May 1, 2019. As a result of this modification, the Portfolio Revolving Loan Facility bears interest at a floating rate of 2.75% over one-month LIBOR. The Portfolio Revolving Loan Facility is comprised of $30.0 million of revolving debt and $45.0 million of non-revolving debt available to be used for tenant improvements, leasing commissions and capital improvements, subject to certain terms and conditions contained in the loan documents. As of June 30, 2017, $44.8 million of non-revolving debt had been disbursed to the Company and $29.9 million of revolving debt is available for future disbursements, subject to certain conditions contained in the loan documents.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2017
(unaudited)

(5) On May 15, 2017, in connection with the disposition of 50 Congress Street, the Company repaid $31.4 million of the outstanding principal balance due under the 50 Congress Street Mortgage Loan.
(6) See “ – Israeli Bond Financing” below.
(7) Represents the payment type required under the loan as of June 30, 2017. Certain future monthly payments due under this loan also include amortizing principal payments. For more information of the Company’s contractual obligations under its notes and bonds payable, see five-year maturity table below.
(8) As of June 30, 2017, $88.3 million had been disbursed to the Company and up to $27.2 million is available for future disbursements to be used for tenant improvements, leasing commissions and capital improvements, subject to certain terms and conditions contained in the loan documents. In addition, the Company has entered into an interest rate cap that effectively limits one-month LIBOR on up to $115.5 million of the outstanding loan balance at 3.0% effective October 14, 2016 through October 14, 2018.
(9) As of June 30, 2017, $50.5 million had been disbursed to the Company and up to $12.0 million is available for future disbursements to be used for tenant improvements, leasing commissions and as an earn-out advance, subject to certain terms and conditions contained in the loan documents. In addition, the Company has entered into an interest rate cap that effectively limits one-month LIBOR on up to $46.9 million of the outstanding loan balance at 3.0% effective February 21, 2017 through February 13, 2020.
(10) Represents the unamortized premium/discount on notes and bonds payable due to the above- and below-market interest rates when the debt was assumed. The discount/premium is amortized over the remaining life of the notes and bonds payable.
During the three and six months ended June 30, 2017, the Company incurred $10.3 million and $19.7 million of interest expense, respectively. Included in interest expense for the three and six months ended June 30, 2017 was $1.3 million and $2.6 million of amortization of deferred financing costs, respectively. Additionally, during the three and six months ended June 30, 2017, the Company capitalized $0.6 million and $1.1 million of interest to its investments in undeveloped land, respectively. During the three and six months ended June 30, 2016, the Company incurred $7.2 million and $12.4 million of interest expense, respectively. Included in interest expense for the three and six months ended June 30, 2016 was $1.0 million and $1.8 million of amortization of deferred financing costs, respectively. Additionally, during the three and six months ended June 30, 2016 , the Company capitalized $0.5 million and $1.0 million of interest to its investments in undeveloped land, respectively.
As of June 30, 2017, the Company’s deferred financing costs were $11.7 million, net of amortization, which are included in notes and bonds payable, net on the accompanying consolidated balance sheets. As of December 31, 2016, the Company’s deferred financing costs were $12.5 million, net of amortization, of which $12.4 million is included in notes and bonds payable, net and $0.1 million is included in prepaid expenses and other assets on the accompanying consolidated balance sheets, respectively. As of June 30, 2017 and December 31, 2016, the Company’s interest payable was $6.0 million and $5.3 million, respectively.
The following is a schedule of maturities, including principal amortization payments, for all notes and bonds payable outstanding as of June 30, 2017 (in thousands):

July 1, 2017 through December 31, 2017	$83,962
2018	417,049
2019	158,879
2020	189,710
2021	56,508
Thereafter	138,695
$1,044,803
The Company’s notes payable contain financial debt covenants. As of June 30, 2017, the Company was in compliance with all of these debt covenants with the exception of certain debt covenants under the Richardson Mortgage Loan described below.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2017
(unaudited)

Israeli Bond Financing
On March 2, 2016, KBS Strategic Opportunity BVI, a wholly owned subsidiary of the Company, filed a final prospectus with the Israel Securities Authority for a proposed offering of up to 1,000,000,000 Israeli new Shekels of Series A debentures (the “Debentures”) at an annual interest rate not to exceed 4.25%. On March 1, 2016, KBS Strategic Opportunity BVI commenced the institutional tender of the Debentures and accepted application for 842.5 million Israeli new Shekels. On March 7, 2016, KBS Strategic Opportunity BVI commenced the public tender of the Debentures and accepted 127.7 million Israeli new Shekels.  In the aggregate, KBS Strategic Opportunity BVI accepted 970.2 million Israeli new Shekels (approximately $249.2 million as of March 8, 2016) in both the institutional and public tenders at an annual interest rate of 4.25%.  KBS Strategic Opportunity BVI issued the Debentures on March 8, 2016. The terms of the Debentures require principal installment payments equal to 20% of the face value of the Debentures on March 1st of each year from 2019 to 2023. As of June 30, 2017, the Company has entered into four separate foreign currency collars for an aggregate notional amount of $250.0 million to hedge its exposure to foreign currency exchange rate movements. See note 9, “Derivative Instruments” for a further discussion on the Company’s foreign currency collars.
The deed of trust that governs the terms of the Debentures contains various financial covenants. As of June 30, 2017, the Company was in compliance with all of these financial debt covenants.
Richardson Portfolio Mortgage Loan
Subsequent to June 30, 2017, the Richardson Portfolio Mortgage Loan matured on July 1, 2017. Wells Fargo Bank, National Association (the "Lender") agreed with the Company to forbear pursuing its remedies through August 18, 2017. The Company is currently in negotiations with the Lender to modify the Richardson Portfolio Mortgage Loan.

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
The following table summarizes the notional amount and other information related to the Company’s foreign currency collars as of June 30, 2017 and December 31, 2016. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (currency in thousands):

Derivative Instruments	Notional Amount	Strike Price	Trade Date	Maturity Date
Derivative instruments not designated as hedging instruments
Foreign currency collar	$100,000	3.72 - 3.83 ILS-USD	08/08/2016	08/08/2017 (1)
Foreign currency collar	50,000	3.67 - 3.77 ILS-USD	08/16/2016	08/16/2017 (1)
Foreign currency collar	50,000	3.68 - 3.78 ILS-USD	08/16/2016	08/16/2017 (1)
Foreign currency collar	50,000	3.67 - 3.77 ILS-USD	08/22/2016	08/22/2017 (1)
	$250,000
_____________________
(1) On August 3, 2017, the Company terminated the foreign currency collars and as a result received $6.6 million. On August 3, 2017, the Company entered into a USD put/ILS call to hedge against a change in the exchange rate of the Israeli new Shekel versus the U.S. Dollar as it now has the right, but not the obligation, to purchase up to 970.2 million Israeli Shekels at the rate of ILS 3.4 per USD. The cost of the USD put/ILS call was $3.4 million.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2017
(unaudited)

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
As of June 30, 2017, the Company had two interest rate caps outstanding, which were not designated as hedging instruments. The following table summarizes the notional amount and other information related to the Company’s derivative instruments as of June 30, 2017 and December 31, 2016. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

Derivative Instruments	Effective Date	Maturity Date	Notional Value	Reference Rate
Interest Rate Cap	10/14/2016	10/14/2018	$115,500	One-month LIBOR at 3.00%
Interest Rate Cap	02/21/2017	02/13/2020	$46,900	One-month LIBOR at 3.00%
The following table sets forth the fair value of the Company’s derivative instruments as well as their classification on the consolidated balance sheets as of June 30, 2017 and December 31, 2016 (dollars in thousands):

		June 30, 2017		December 31, 2016
Derivative Instruments	Balance Sheet Location	Number of Instruments	Fair Value	Number of Instruments	Fair Value
Derivative instruments not designated as hedging instruments
Interest rate caps	Prepaid expenses and other assets	2	$31	1	$12
Foreign currency collars	Prepaid expenses and other assets (Other liabilities)	4	$15,052	4	$(3,910)
The change in fair value of foreign currency collars that are not designated as cash flow hedges are recorded as foreign currency transaction gains or losses in the accompanying consolidated statements of operations. During the three months ended June 30, 2017, the Company recognized a $7.8 million gain related to the foreign currency collars, which is shown net against $10.2 million of foreign currency transaction loss in the accompanying consolidated statements of operations as foreign currency transaction loss, net, respectively. During the six months ended June 30, 2017, the Company recognized a $19.0 million gain related to the foreign currency collars, which is shown net against $26.1 million of foreign currency transaction loss in the accompanying consolidated statements of operations as foreign currency transaction loss, net. During the three and six months ended June 30, 2016, the Company recognized $2.3 million and $2.0 million of foreign currency transaction gain, respectively. During the three and six months ended June 30, 2017, the Company recorded unrealized losses of $31,000 and $88,000, respectively, on interest rate caps, which was included in interest expense on the accompanying consolidated statements of operations.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2017
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
Real estate equity securities: The Company's real estate equity securities are presented at fair value on the accompanying consolidated balance sheets. The fair value of real estate equity securities were based on a quoted price in an active market on a major stock exchange. The Company classifies these inputs as Level 1 inputs.
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
Notes and bonds payable: The fair values of the Company’s notes and bonds payable are estimated using a discounted cash flow analysis based on management’s estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio, type of collateral and other credit enhancements. Additionally, when determining the fair value of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available, the Company measures fair value using (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as assets or (ii) another valuation technique that is consistent with the principles of fair value measurement, such as the income approach or the market approach. The Company classifies these inputs as Level 3 inputs. The Company’s bonds issued in Israel are publicly traded on the Tel-Aviv Stock Exchange. The Company used the quoted price as of June 30, 2017 for the fair value of its bonds issued in Israel. The Company classifies this input as a Level 1 input.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2017
(unaudited)

Derivative instruments: The Company’s derivative instruments are presented at fair value on the accompanying consolidated balance sheets.  The valuation of these instruments is determined using a proprietary model that utilizes observable inputs.  As such, the Company classifies these inputs as Level 2 inputs.
The following were the face values, carrying amounts and fair values of the Company’s financial instruments as of June 30, 2017 and December 31, 2016, which carrying amounts do not approximate the fair values (in thousands):

	June 30, 2017			December 31, 2016
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial asset:
Real estate debt securities	$17,500	$17,534	$17,273	$5,000	$4,683	$4,683
Financial liabilities:
Notes and bond payable	$766,658	$762,525	$767,592	$711,119	$707,169	$711,425
KBS SOR (BVI) Holdings, Ltd. Series A Debentures	$278,145	$270,705	$289,299	$251,811	$243,455	$253,120
Disclosure of the fair value of financial instruments is based on pertinent information available to the Company as of the period end and requires a significant amount of judgment. This has made the estimation of fair values difficult and, therefore, both the actual results and the Company’s estimate of value at a future date could be materially different.
As of June 30, 2017, the Company measured the following assets at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Real estate equity securities	$39,844	$39,844	$—	$—
Asset derivatives - interest rate caps	$31	$—	$31	$—
Asset derivatives - foreign currency collars	$15,052	$—	$15,052	$—

11.	RELATED PARTY TRANSACTIONS
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
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2017
(unaudited)

On January 6, 2014, the Company, together with KBS REIT I, KBS REIT II, KBS REIT III, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT II, the Dealer Manager, the Advisor and other KBS-affiliated entities, entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of coverage are shared. The cost of these lower tiers is allocated by the Advisor and its insurance broker among each of the various entities covered by the plan, and is billed directly to each entity. The allocation of these shared coverage costs is proportionate to the pricing by the insurance marketplace for the first tiers of directors and officers liability coverage purchased individually by each REIT. The Advisor’s and the Dealer Manager’s portion of the shared lower tiers’ cost is proportionate to the respective entities’ prior cost for the errors and omissions insurance. In June 2015, KBS Growth & Income REIT was added to the insurance program at terms similar to those described above. In June 2017, the Company renewed its participation in the program, and the program is effective through June 30, 2018. As KBS REIT I is implementing its plan of liquidation, at renewal in June 2017, KBS REIT I elected to cease participation in the program and obtain separate insurance coverage.
During the three and six months ended June 30, 2017 and 2016, no other business transactions occurred between the Company and these other KBS-sponsored programs.
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three and six months ended June 30, 2017 and 2016, respectively, and any related amounts payable as of June 30, 2017 and December 31, 2016 (in thousands):

	Incurred				Payable as of
	Three Months Ended June 30,		Six Months Ended June 30,		June 30, 2017	December 31, 2016
	2017	2016	2017	2016
Expensed
Asset management fees	$2,856	$2,205	$5,603	4,293	$—	$—
Acquisition fees on real estate (1)	—	1,274	—	1,274	—	—
Reimbursable operating expenses (2)	64	69	133	113	26	55
Disposition fees (3)	785	279	785	279	—	—
Capitalized
Acquisition fees on real estate (1)	—	—	836	—	—	—
Acquisition fees on real estate equity securities	386	—	386	—	—	—
	$4,091	$3,827	$7,743	$5,959	$26	$55
_____________________
(1) As a result of the adoption of ASU No. 2017-01, the Company’s acquisitions of real estate properties beginning January 1, 2017 generally qualify as an asset acquisition (as opposed to a business combination).  Acquisition fees associated with asset acquisitions will be capitalized, while costs associated with business combinations will continue to be expensed as incurred.
(2) The Advisor may seek reimbursement for certain employee costs under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $64,000 and $119,000 for the three and six months ended June 30, 2017, respectively, and $41,000 and $85,000 for the three and six months ended June 30, 2016, respectively, and were the only employee costs reimbursed under the Advisory Agreement during these periods. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company's direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company.
(3) Disposition fees with respect to real estate sold are included in the gain on sale of real estate in the accompanying consolidated statements of operations. Disposition fees with respect to the assignment of the Company's real estate loan receivable are included in general and administrative expenses in the accompanying consolidated statements of operations.
During the three and six months ended June 30, 2017, the Advisor reimbursed the Company $0.4 million for expenses incurred to evaluate certain strategic transactions for which the Advisor has agreed to reimburse the Company and $0.1 million for a property insurance rebate. During the three and six months ended June 30, 2016, the Advisor reimbursed the Company $0.1 million for a property insurance rebate and $0.1 million for legal and professional fees.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2017
(unaudited)

12.	INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
As of June 30, 2017 and December 31, 2016, the Company’s investments in unconsolidated joint ventures were composed of the following (dollars in thousands):

				Investment Balance at
Joint Venture	Number of Properties	Location	Ownership %	June 30, 2017	December 31, 2016
NIP Joint Venture	8	Various	Less than 5.0%	$4,317	$5,305
110 William Joint Venture	1	New York, New York	60.0%	10,599	70,544
				$14,916	$75,849
Investment in National Industrial Portfolio Joint Venture
On May 18, 2012, the Company, through an indirect wholly owned subsidiary, entered into a joint venture (the “NIP Joint Venture”) with OCM NIP JV Holdings, L.P. and HC KBS NIP JV, LLC (“HC-KBS”). As of June 30, 2017, the NIP Joint Venture owned eight industrial properties and a master lease with respect to another industrial property encompassing 4.8 million square feet. The Company made an initial capital contribution of $8.0 million which represents less than a 5.0% ownership interest in the NIP Joint Venture as of June 30, 2017. The Company has virtually no influence over the NIP Joint Venture’s operations, financial policies or decision making. Accordingly, the Company has accounted for its investment in the NIP Joint Venture under the cost method of accounting. Income, losses and distributions from the NIP Joint Venture are generally allocated among the members based on their respective equity interests.
KBS REIT I, an affiliate of the Advisor, is a member of HC-KBS and has a participation interest in certain future potential profits generated by the NIP Joint Venture.  However, KBS REIT I does not have any equity interest in the NIP Joint Venture. None of the other joint venture partners are affiliated with the Company or the Advisor.
As of June 30, 2017 and December 31, 2016, the book value of the Company’s investment in the NIP Joint Venture was $4.3 million and $5.3 million, respectively. During the three months ended June 30, 2017, the Company did not receive any distributions related to its investment in the NIP Joint Venture. During the six months ended June 30, 2017, the Company received a distribution of $2.9 million related to its investment in the NIP Joint Venture. The Company recognized $1.9 million of income distributions and $1.0 million of return of capital from the NIP Joint Venture. During the three and six months ended June 30, 2016, the Company did not receive any distributions related to its investment in the NIP Joint Venture.
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
As of June 30, 2017 and December 31, 2016, the book value of the Company’s investment in the 110 William Joint Venture was $10.6 million and $70.5 million, respectively, which includes $1.5 million of unamortized acquisition fees and expenses incurred directly by the Company. During the six months ended June 30, 2017, the 110 William Joint Venture made a $58.2 million return of capital distribution to the Company and a $38.8 million return of capital distribution to the 110 William JV Partner funded with proceeds from the 110 William refinancing discussed below.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2017
(unaudited)

Summarized financial information for the 110 William Joint Venture follows (in thousands):

	June 30, 2017	December 31, 2016
Assets:
Real estate assets, net of accumulated depreciation and amortization	$256,511	$262,192
Other assets	30,507	23,355
Total assets	$287,018	$285,547
Liabilities and equity:
Notes payable, net (1)	$258,139	$157,628
Other liabilities	13,706	12,872
Partners’ capital	15,173	115,047
Total liabilities and equity	$287,018	$285,547
_____________________
(1) See "- 110 William Joint Venture Refinance" below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues	$9,322	$8,388	$17,714	$16,639
Expenses:
Operating, maintenance, and management	2,370	2,453	4,766	4,958
Real estate taxes and insurance	1,472	1,533	3,088	2,967
Depreciation and amortization	4,381	3,147	7,614	6,268
Interest expense	3,799	1,508	5,198	3,024
Total expenses	12,022	8,641	20,666	17,217
Other income	14	16	28	32
Net loss	$(2,686)	$(237)	$(2,924)	$(546)
Company’s equity in loss of unconsolidated joint venture	$(1,622)	$(152)	$(1,776)	$(348)
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
June 30, 2017
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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Although there can be no assurance, the Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations as of June 30, 2017. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities.
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
June 30, 2017
(unaudited)

14.	SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Sale of Partial Interest of Real Estate Subsequent to June 30, 2017
353 Sacramento
On July 6, 2017, KBS SOR Properties, LLC, an indirect wholly owned affiliate of the Company, entered into (i) a Common Unit Purchase and Sale Agreement and Escrow Instructions with Migdal Insurance Company LTD., Migdal-Makefet Pension and Provident Funds LTD. and affiliates (the “Migdal Members”) (the “Purchase and Sale Agreement”), (ii) the Amended and Restated Limited Liability Company Agreement of KBS SOR Acquisition XXIX, LLC (the “Joint Venture Agreement”), (iii) an Investment Agreement with Migdal Members and Willowbrook Asset Management LLC, which is owned by Keith D. Hall and Peter McMillan III, who are principals of the Advisor and directors and officers of the Company (“WBAM”), and (iv) a waiver letter agreement with the Advisor (the “Waiver Agreement”).
Pursuant to the Purchase and Sale Agreement, on July 6, 2017, KBS SOR Properties, LLC sold a 45% equity interest in an entity that owns an office building containing 284,751 rentable square feet located on approximately 0.35 acres of land in San Francisco, California (“353 Sacramento”) for approximately $39.1 million (the “353 Sacramento Transaction”) to the Migdal Members, third parties unaffiliated with the Company or the Advisor. The sale resulted in 353 Sacramento being owned by a joint venture (the “Joint Venture”) in which the Company indirectly owns 55% of the equity interests and the Migdal Members indirectly own 45% in the aggregate of the equity interests.
The Joint Venture will be managed by a three-person board of directors whom the Company will appoint. Major decisions will require the consent of the board of directors and a board representative appointed by the Migdal Members. After July 6, 2019, the Company will have the ability to force a sale of 353 Sacramento if there is a deadlock between the Joint Venture’s board and the Migdal Members’s board representative with respect to certain major decisions. The Company’s right to transfer the Company’s interest in the Joint Venture is limited until July 6, 2019; thereafter, the Migdal Members will generally have the right to sell their interests to any buyer of the Company’s interest.
The Migdal Members, which are separate-account clients of WBAM, will pay an acquisition fee and an asset management fee to be split 50/50 between WBAM and the Company. The gross acquisition fee is equal to 0.5% of the Migdal Members’ aggregate pro rata share of the total equity cost basis of the property, which amounts to approximately $0.2 million to WBAM and $0.2 million to the Company, prior to considering the impact of a third-party broker commission being paid, which will reduce the acquisition fee pro rata. In addition, the Migdal Members would be required to pay a promote, ranging from 20% to 30% of excess distributions from the Migdal Members, if certain return thresholds are reached. All of the promote payments would be paid to the Company until the Company has realized a 13.6% internal rate of return on the Company’s investment in 353 Sacramento, at which point the remainder of the promote would be paid to WBAM.
Pursuant to the Waiver Agreement, the Advisor waived any right it may have had to receive a disposition fee in connection with the 353 Sacramento Transaction and also waived its rights to future acquisition fees in an amount equal to 45% of the acquisition fees paid to the Advisor in connection with the Company’s original purchase of 353 Sacramento in July of 2016.

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
On January 8, 2009, we filed a registration statement on Form S-11 with the SEC to offer a minimum of 250,000 shares and a maximum of 140,000,000 shares of common stock for sale to the public, of which 100,000,000 shares were registered in our primary offering and 40,000,000 shares were registered under our dividend reinvestment plan. We ceased offering shares of common stock in our primary offering on November 14, 2012. We sold 56,584,976 shares of common stock in the primary offering for gross offering proceeds of $561.7 million. We continue to offer shares of common stock under the dividend reinvestment plan. As of June 30, 2017, we had sold 6,427,949 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $71.2 million. Also as of June 30, 2017, we had redeemed 6,669,622 of the shares sold in our offering for $84.5 million. Additionally, on December 29, 2011 and October 23, 2012, we issued 220,994 shares and 55,249 shares of common stock, respectively, for $2.0 million and $0.5 million, respectively, in private transactions exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.
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
As of June 30, 2017, we consolidated 20 real estate investments comprised of 11 office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 25 acres of undeveloped land, one office portfolio consisting of three office properties, one office/flex/industrial portfolio consisting of 21 buildings, one retail property, two apartment properties, two investments in undeveloped land with approximately 1,100 developable acres, and owned two investments in unconsolidated joint ventures, an investment in real estate debt securities and an investment in real estate securities.
Market Outlook – Real Estate and Real Estate Finance Markets
The following discussion is based on management’s beliefs, observations and expectations with respect to the real estate and real estate finance markets.
Current economic data and financial market developments suggest that the global economy is improving, although at a slow and uneven pace. European economic growth has recently picked up, with improving employment data in most of the European Union countries. The U.K. and China remain areas of concern. The U.K. is working through its BREXIT process, whereas the Chinese economy has shown signs of stabilization, but is still struggling with uncertainty in its banking system in relation to bad loans. Against this backdrop, the central banks of the world’s major industrialized economies are beginning to back away from their strong monetary accommodation. Quantitative easing in Japan and Europe is slowing, but the liquidity generated from these programs continues to impact the global capital markets.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

At a duration of 97 months (as of the end of second quarter 2017), the current business cycle, which commenced in June 2009, is the fourth longest in U.S. history, including the post-World War II cycle that lasted 58 months. In June 2017, the U.S. Federal Reserve (the “FED”) increased interest rates for the fourth time in three years. Expectations are now mixed for further rate increases, as signs of inflation have been weakening. The FED is still hoping to normalize the level of interest rates in the United States. However, little in the U.S. macroeconomic data suggests that the economy is growing too rapidly or that inflation is accelerating. Real gross domestic product (“GDP”) growth has averaged approximately 2% per year over the past two years and job growth has averaged about 1.7% over the same period. Personal income growth has started to pick up and unemployment statistics indicate that labor force conditions are finally showing real improvements. Uncertainty surrounding the new administration’s budget, plans to revamp the Affordable Care Act, the future of the Chair of the FED, and the continued weakness in retailers all may adversely impact business and consumer confidence.
The U.S. commercial real estate market continues to benefit from inflows of foreign capital, albeit at a slowing rate. With a backdrop of global political conflict, and stabilizing international economic conditions, the U.S. dollar’s position as a haven currency took a hit as the dollar’s value against other major global currencies declined for most of the second quarter. An easing in demand for U.S. commercial real estate is reflected in the slowing of transaction volumes. The industrial property sector is the lone standout, as internet sales volumes continue to increase the demand for warehouses and logistics-related assets. Traditional sources of capital are favoring a “risk-off” approach, as capital flows have shifted equity towards debt, or secured, investing. Commercial real estate returns are increasingly being driven by property income (yield), as opposed to price appreciation through cap rate compression.
Lenders with long memories remain disciplined in their underwriting of investments. For balance sheet lenders, such as banks and insurance companies, underwriting standards for commercial real estate have tightened. This has resulted in lower loan-to-value and higher debt coverage ratios. CMBS originations also have been limited as lenders are attempting to adjust to new securitization rules which require issuers to maintain an ongoing equity stake in pooled transactions. These trends have led to increased uncertainty in the level and cost of debt for commercial properties, and in turn has injected some volatility into commercial real estate markets.
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
We sold 56,584,976 shares of common stock in the primary portion of our initial public offering for gross offering proceeds of $561.7 million. We ceased offering shares in the primary portion of our initial public offering on November 14, 2012. We continue to offer shares of common stock under the dividend reinvestment plan. As of June 30, 2017, we had sold 6,427,949 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $71.2 million. To date, we have invested all of the net proceeds from our initial public offering in real estate and real estate-related investments. We intend to use our cash on hand, proceeds from debt financing, cash flow generated by our real estate operations and real estate-related investments and proceeds from our dividend reinvestment plan as our primary sources of immediate and long-term liquidity.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures and corporate general and administrative expenses.  Cash flow from operations from our real estate investments is primarily dependent upon the occupancy levels of our properties, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures.  As of June 30, 2017, our properties, excluding apartment properties, were collectively 83% occupied and our apartment properties were collectively 96% occupied.
Investments in real estate debt securities generate cash flow in the form of interest income, which are reduced by loan service fees, asset management fees and corporate general and administrative expenses. Investments in real estate equity securities generate cash flow in the form of dividend income, which is reduced by asset management fees. As of June 30, 2017, we had an investment in real estate debt securities outstanding with a total book value of $17.5 million and an investment in real estate equity securities outstanding with a total book value of $39.8 million.
As of June 30, 2017, we had outstanding debt obligations in the aggregate principal amount of $1.0 billion, with a weighted-average remaining term of 2.7 years. As of June 30, 2017, we had $29.9 million of unrestricted secured revolving debt available for future disbursements under a portfolio loan facility, subject to certain conditions set forth in the loan agreement.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee of our board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expense reimbursements for the four fiscal quarters ended June 30, 2017 did not exceed the charter imposed limitation.
For the six months ended June 30, 2017, our cash needs for capital expenditures, redemptions of common stock and debt servicing were met with proceeds from debt financing, proceeds from our dividend reinvestment plan and cash on hand. Operating cash needs during the same period were met through cash flow generated by our real estate and real estate-related investments and cash on hand. As of June 30, 2017, we had a total of $277.6 million of debt obligations scheduled to mature within 12 months of that date. We plan to exercise our extension options available under our loan agreements or pay down or refinance the related notes payable prior to their maturity dates.
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
Cash Flows from Operating Activities
As of June 30, 2017, we consolidated 20 real estate investments comprised of 11 office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 25 acres of undeveloped land, one office portfolio consisting of three office properties, one office/flex/industrial portfolio consisting of 21 buildings, one retail property, two apartment properties, two investments in undeveloped land with approximately 1,100 developable acres, and owned two investments in unconsolidated joint ventures, an investment in real estate debt securities and an investment in real estate equity securities. During the six months ended June 30, 2017, net cash provided by operating activities was $12.9 million. We expect that our cash flows from operating activities will increase in future periods as a result of leasing additional space that is currently unoccupied and anticipated future acquisitions of real estate and real estate-related investments. However, our cash flows from operating activities may decrease to the extent that we dispose of assets.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flows from Investing Activities
Net cash provided by investing activities was $2.8 million for the six months ended June 30, 2017 and primarily consisted of the following:

•	Proceeds from the sale of one office property and 102 acres of undeveloped land of $94.9 million;

•	Acquisition of an office property for $82.2 million;

•	Distributions of capital from unconsolidated joint ventures of $59.2 million, of which $58.2 million relates to the 110 William Joint Venture and $1.0 million relates to the NIP Joint Venture;

•	Investment in real estate securities of $39.0 million;

•	Improvements to real estate of $18.8 million;

•	Investment in real estate debt securities of $12.5 million;

•	Proceeds for future development obligations of $1.4 million;

•	Funding of development obligations of $0.8 million;

•	Insurance proceeds for property damages of $0.7 million; and

•	Purchase of an interest rate cap for $0.1 million.
Cash Flows from Financing Activities
Net cash provided by financing activities was $41.3 million for the six months ended June 30, 2017 and consisted primarily of the following:

•
$53.8 million of net cash provided by debt and other financings as a result of proceeds from notes payable of $124.6 million, partially offset by principal payments on notes and bonds payable of $69.0 million and payments of deferred financing costs of $1.8 million;

•	$7.5 million of cash used for redemptions of common stock;

•	$4.7 million of net cash distributions to stockholders, after giving effect to distributions reinvested by stockholders of $5.8 million; and

•	$0.2 million of payments made in connection with a potential offering.
In order to execute our investment strategy, we utilize secured debt and we may, to the extent available, utilize unsecured debt, to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinancing and interest risks, are properly balanced with the benefit of using leverage. There is no limitation on the amount we may borrow for any single investment. Our charter limits our total liabilities such that our total liabilities may not exceed 75% of the cost of our tangible assets; however, we may exceed that limit if a majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our common stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of June 30, 2017, our borrowings and other liabilities were approximately 73% of the cost (before depreciation and other noncash reserves) and book value (before depreciation) of our tangible assets.
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
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of June 30, 2017 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2017	2018-2019	2020-2021	Thereafter
Outstanding debt obligations (1)	$1,044,803	$83,962	$575,928	$246,218	$138,695
Interest payments on outstanding debt obligations (2)	85,564	18,395	43,530	16,747	6,892
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts, maturity dates, foreign currency rates and interest rates in effect at June 30, 2017. We incurred interest expense of $18.1 million, excluding amortization of deferred financing costs of $2.6 million and unrealized losses on interest rate caps of $0.1 million and including interest capitalized of $1.1 million, for the six months ended June 30, 2017.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations
Overview
As of June 30, 2016, we owned 10 office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 25 acres of undeveloped land, one office portfolio consisting of three office properties, one office/flex/industrial portfolio consisting of 21 buildings, one retail property, two apartment properties, two investments in undeveloped land encompassing an aggregate of 1,670 acres, one first mortgage loan and two investments in unconsolidated joint ventures. As of June 30, 2017, we owned 11 office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 25 acres of undeveloped land, one office portfolio consisting of three office properties, one office/flex/industrial portfolio consisting of 21 buildings, one retail property, two apartment properties, two investments in undeveloped land with approximately 1,100 developable acres, two investments in unconsolidated joint ventures, an investment in real estate debt securities and an investment in real estate equity securities. Our results of operations for the three and six months ended June 30, 2017 may not be indicative of those in future periods as the occupancy in our properties has not been stabilized. As of June 30, 2017, our office and retail properties were collectively 83% occupied and our apartment properties were collectively 96% occupied.  However, due to the short outstanding weighted-average lease term in the portfolio of less than four years, we do not put significant emphasis on quarterly changes in occupancy (positive or negative) in the short run. Our underwriting and valuations are generally more sensitive to “terminal values” that may be realized upon the disposition of the assets in the portfolio and less sensitive to ongoing cash flows generated by the portfolio in the years leading up to an eventual sale. There are no guarantees that occupancies of our assets will increase, or that we will recognize a gain on the sale of our assets. We funded the acquisitions of these investments with proceeds from our initial public offering and debt financing. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of leasing additional space and acquiring additional assets but decrease due to disposition activity.
Comparison of the three months ended June 30, 2017 versus the three months ended June 30, 2016
The following table provides summary information about our results of operations for the three months ended June 30, 2017 and 2016 (dollar amounts in thousands):

	Three Months Ended June 30,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions/ Originations/ Dispositions (1)	$ Change Due to Investments Held Throughout Both Periods (2)
	2017	2016
Rental income	$31,704	$24,585	$7,119	29%	$6,473	$646
Tenant reimbursements	6,456	4,828	1,628	34%	723	905
Other operating income	987	798	189	24%	35	154
Interest income from real estate debt securities	601	—	601	n/a	601	—
Dividend income from real estate equity securities	489	—	489	n/a	489	—
Interest income from real estate loan receivable	—	3,655	(3,655)	n/a	(3,655)	—
Operating, maintenance, and management costs	11,299	9,303	1,996	21%	2,047	(51)
Real estate taxes and insurance	5,415	4,029	1,386	34%	864	522
Asset management fees to affiliate	2,856	2,205	651	30%	631	20
Real estate acquisition fees to affiliate	—	1,274	(1,274)	n/a	(1,274)	—
Real estate acquisition fees and expenses	—	268	(268)	n/a	(268)	—
General and administrative expenses	1,378	1,699	(321)	(19)%	n/a	n/a
Foreign currency transaction loss (gain), net	2,426	(2,340)	4,766	(204)%	n/a	n/a
Depreciation and amortization	15,307	12,091	3,216	27%	3,677	(461)
Interest expense	10,324	7,185	3,139	44%	n/a	n/a
Equity in loss of unconsolidated joint venture	(1,622)	(152)	(1,470)	967%	—	(1,470)
Gain on sale of real estate	34,028	—	34,028	n/a	34,028	—
_____________________
(1) Represents the dollar amount increase (decrease) for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 related to real estate and real estate-related investments acquired, originated, repaid or disposed on or after April 1, 2016.
(2) Represents the dollar amount increase (decrease) for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 with respect to real estate and real estate-related investments owned by us during the entirety of both periods presented.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Rental income and tenant reimbursements increased from $24.6 million and $4.8 million, respectively, for the three months ended June 30, 2016 to $31.7 million and $6.5 million, respectively, for the three months ended June 30, 2017, primarily as a result of the growth in our real estate portfolio and an increase in annualized base rent per square foot related to our properties held throughout both periods. Annualized base rent per square foot increased from $21.22 as of June 30, 2016 to $21.71 as of June 30, 2017 related to properties (excluding apartments) held throughout both periods. The occupancy of our office and retail properties, collectively, held throughout both periods remained consistent at 84% as of June 30, 2016 and June 30, 2017 and the occupancy of our apartment properties, collectively, held throughout both periods increased from 92% as of June 30, 2016 to 96% as of June 30, 2017. We expect rental income and tenant reimbursements to increase in future periods as a result of owning real estate acquired in 2017 for an entire period, future acquisitions of real estate and leasing additional space but to decrease to the extent we dispose of properties.
Property operating costs and real estate taxes and insurance increased from $9.3 million and $4.0 million, respectively, for the three months ended June 30, 2016 to $11.3 million and $5.4 million, respectively, for the three months ended June 30, 2017, primarily as a result of the growth in our real estate portfolio, increase in assessed property values and inflation. We expect property operating costs and real estate taxes and insurance to increase in future periods as a result of owning real estate acquired in 2017 for an entire period, future acquisitions of real estate, increasing occupancy of our real estate assets and inflation but to decrease to the extent we dispose of properties.
Asset management fees increased from $2.2 million for the three months ended June 30, 2016 to $2.9 million for the three months ended June 30, 2017 primarily as a result of the growth in our real estate portfolio. We expect asset management fees to increase in future periods as a result of owning real estate-related investments acquired in 2017 for an entire period, future acquisitions of real estate and capital expenditures but to decrease to the extent we dispose of properties. All asset management fees incurred as of June 30, 2017 have been paid.
Real estate acquisition fees and expenses to affiliates and non-affiliates were $1.5 million for the three months ended June 30, 2016. During the three months ended June 30, 2017, we did not acquire any investments accounted for as a business combination. During the three months ended June 30, 2017, we acquired $38.6 million in shares of real estate equity securities and capitalized an aggregate of $0.4 million in acquisition fees and expenses related to the investment in real estate equity securities. During the three months ended June 30, 2016, we acquired one real estate property for $125.8 million accounted for as a business combination. We expect real estate acquisition fees and expenses to vary in future periods based upon acquisition activity.
General and administrative expenses decreased from $1.7 million for the three months ended June 30, 2016 to $1.4 million for the three months ended June 30, 2017, primarily due to a reimbursement of $0.4 million for expenses incurred to evaluate certain strategic transactions for which our advisor agreed to reimburse us. We expect general and administrative expenses to fluctuate based on investment and disposition activity, as well as costs incurred to evaluate strategic alternatives.
We recognized $2.3 million of foreign currency transaction gain, net, for the three months ended June 30, 2016 and $2.4 million of foreign currency transaction loss, net, for the three months ended June 30, 2017 related to the Series A debentures issued in Israel. These debentures are denominated in Israeli new Shekels and we expect to recognize foreign transaction gains and losses based on changes in foreign currency exchange rates, but expect our exposure to be limited to the extent that we have entered into a foreign currency collar or hedge. For the three months ended June 30, 2017, the foreign currency transaction loss, net, consists of $10.2 million of foreign currency transaction loss, partially offset by a $7.8 million gain related to our foreign currency collars.
Depreciation and amortization increased from $12.1 million for the three months ended June 30, 2016 to $15.3 million for the three months ended June 30, 2017, primarily as a result of the growth in our real estate portfolio. We expect depreciation and amortization to increase in future periods as a result of owning real estate acquired in 2017 for an entire period and future acquisitions of real estate properties, but to decrease as a result of amortization of tenant origination costs related to lease expirations and disposition of properties.
Interest expense increased from $7.2 million for the three months ended June 30, 2016 to $10.3 million for the three months ended June 30, 2017, primarily due to increased borrowings as a result of acquisition activity. Excluded from interest expense was $0.6 million and $0.5 million of interest capitalized to our investments in undeveloped land during the three months ended June 30, 2017 and 2016, respectively. Our interest expense in future periods will vary based on interest rate fluctuations, the amount of interest capitalized and our level of future borrowings, which will depend on the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Equity in loss of unconsolidated joint venture increased from $0.2 million for the three months ended June 30, 2016 to $1.6 million for the three months ended June 30, 2017, primarily due to increased interest expense as a result of increased borrowings associated with the 110 William Joint Venture refinancing of its mortgage loans on March 6, 2017.
During the three months ended June 30, 2016, we had no dispositions. During the three months ended June 30, 2017,we sold one office property and 102 acres of undeveloped land that resulted in a gain on sale of $34.0 million. We recognized a gain on sale of $29.4 million related to the disposition of the office property. We recognized a gain on sale related to the disposition of the undeveloped land based on the percentage of completion method due to our continuing development obligations to the purchasers. We recognized a gain on sale of $4.6 million related to the land sale, which is net of deferred profit of $3.3 million. In addition, we deferred $1.7 million related to proceeds received from the purchasers and another developer for the value of land that was contributed to a master association that we consolidated.
Comparison of the six months ended June 30, 2017 versus the six months ended June 30, 2016
The following table provides summary information about our results of operations for the six months ended June 30, 2017 and 2016 (dollar amounts in thousands):

	Six Months Ended June 30,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions/ Originations/ Dispositions (1)	$ Change Due to Investments Held Throughout Both Periods (2)
	2017	2016
Rental income	$62,350	$47,417	$14,933	31%	$13,318	$1,615
Tenant reimbursements	12,094	9,582	2,512	26%	1,651	861
Other operating income	2,540	1,578	962	61%	66	896
Interest income from real estate debt securities	760	—	760	n/a	760	—
Dividend income from real estate equity securities	489	—	489	n/a	489	—
Interest income from real estate loan receivable	—	3,655	(3,655)	n/a	(3,655)	—
Operating, maintenance, and management costs	22,207	18,823	3,384	18%	3,950	(566)
Real estate taxes and insurance	10,152	7,903	2,249	28%	1,890	359
Asset management fees to affiliate	5,603	4,293	1,310	31%	1,229	81
Real estate acquisition fees to affiliate	—	1,274	(1,274)	n/a	(1,274)	—
Real estate acquisition fees and expenses	—	268	(268)	n/a	(268)	—
General and administrative expenses	3,123	2,835	288	10%	n/a	n/a
Foreign currency transaction loss (gain), net	7,097	(2,037)	9,134	(448)%	n/a	n/a
Depreciation and amortization	29,908	23,099	6,809	29%	7,865	(1,056)
Interest expense	19,709	12,362	7,347	59%	n/a	n/a
Income from unconsolidated joint venture	1,869	—	1,869	n/a	—	1,869
Equity in loss of unconsolidated joint venture	(1,776)	(348)	(1,428)	410%	—	(1,428)
Gain on sale of real estate	34,028	—	34,028	n/a	34,028	—
_____________________
(1) Represents the dollar amount increase (decrease) for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 related to real estate and real estate-related investments acquired, originated, repaid or disposed on or after January 1, 2016.
(2) Represents the dollar amount increase (decrease) for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 with respect to real estate and real estate-related investments owned by us during the entirety of both periods presented.
Rental income and tenant reimbursements increased from $47.4 million and $9.6 million, respectively, for the six months ended June 30, 2016 to $62.4 million and $12.1 million, respectively, for the six months ended June 30, 2017, primarily as a result of the growth in our real estate portfolio and an increase in annualized base rent per square foot related to our properties held throughout both periods. Annualized base rent per square foot increased from $21.22 as of June 30, 2016 to $21.71 as of June 30, 2017 related to properties (excluding apartments) held throughout both periods. The occupancy of our office and retail properties, collectively, held throughout both periods remained consistent at 84% as of June 30, 2016 and June 30, 2017 and the occupancy of our apartment properties, collectively, held throughout both periods increased from 92% as of June 30, 2016 to 96% as of June 30, 2017. We expect rental income and tenant reimbursements to increase in future periods as a result of owning real estate acquired in 2017 for an entire period, future acquisitions of real estate and leasing additional space but to decrease to the extent we dispose of properties.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Property operating costs and real estate taxes and insurance increased from $18.8 million and $7.9 million, respectively, for the six months ended June 30, 2016 to $22.2 million and $10.2 million, respectively, for the six months ended June 30, 2017, primarily as a result of the growth in our real estate portfolio, increase in assessed property values and inflation. We expect property operating costs and real estate taxes and insurance to increase in future periods as a result of owning real estate acquired in 2017 for an entire period, future acquisitions of real estate, increasing occupancy of our real estate assets and inflation but to decrease to the extent we dispose of properties.
Asset management fees increased from $4.3 million for the six months ended June 30, 2016 to $5.6 million for the six months ended June 30, 2017 primarily as a result of the growth in our real estate portfolio. We expect asset management fees to increase in future periods as a result of owning real estate-related investments acquired in 2017 for an entire period, future acquisitions of real estate and capital expenditures but to decrease to the extent we dispose of properties. All asset management fees incurred as of June 30, 2017 have been paid.
Real estate acquisition fees and expenses to affiliates and non-affiliates were $1.5 million for the six months ended June 30, 2016. During the six months ended June 30, 2017, we did not acquire any investments accounted for as a business combination. During the six months ended June 30, 2017, we acquired $38.6 million in shares of real estate equity securities and capitalized an aggregate of $0.4 million in acquisition fees and expenses related to the investment in real estate equity securities. During the six months ended June 30, 2016, we acquired one real estate property for $125.8 million accounted for as a business combination. We expect real estate acquisition fees and expenses to vary in future periods based upon acquisition activity.
We recognized $2.0 million of foreign currency transaction gain, net, for the six months ended June 30, 2016 and $7.1 million of foreign currency transaction loss, net, for the six months ended June 30, 2017 related to the Series A debentures issued in Israel. These debentures are denominated in Israeli new Shekels and we expect to recognize foreign transaction gains and losses based on changes in foreign currency exchange rates, but expect our exposure to be limited to the extent that we have entered into a foreign currency collar or hedge. For the six months ended June 30, 2017, the foreign currency transaction loss, net, consists of $26.1 million of foreign currency transaction loss, partially offset by a $19.0 million gain related to our foreign currency collars.
Depreciation and amortization increased from $23.1 million for the six months ended June 30, 2016 to $29.9 million for the six months ended June 30, 2017, primarily as a result of the growth in our real estate portfolio. We expect depreciation and amortization to increase in future periods as a result of owning real estate acquired in 2017 for an entire period and future acquisitions of real estate properties, but to decrease as a result of amortization of tenant origination costs related to lease expirations and disposition of properties.
Interest expense increased from $12.4 million for the six months ended June 30, 2016 to $19.7 million for the six months ended June 30, 2017, primarily due to increased borrowings as a result of our bond offering and acquisition activity. Excluded from interest expense was $1.1 million and $1.0 million of interest capitalized to our investments in undeveloped land during the six months ended June 30, 2017 and 2016, respectively. Our interest expense in future periods will vary based on interest rate fluctuations, the amount of interest capitalized and our level of future borrowings, which will depend on the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.
During the six months ended June 30, 2017, we received a distribution of $2.9 million related to our investment in the NIP Joint Venture consisting of $1.9 million of income distributions and $1.0 million of return of capital from the NIP Joint Venture. During the six months ended June 30, 2016, we did not receive any distributions related to our investment in the NIP Joint Venture.
Equity in loss of unconsolidated joint venture increased from $0.3 million for the six months ended June 30, 2016 to $1.8 million for the six months ended June 30, 2017, primarily due to increased interest expense as a result of increased borrowings associated with the 110 William Joint Venture refinancing of its mortgage loans on March 6, 2017.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

During the six months ended June 30, 2016, we had no dispositions. During the six months ended June 30, 2017,we sold one office property and 102 acres of undeveloped land that resulted in a gain on sale of $34.0 million. We recognized a gain on sale of $29.4 million related to the disposition of the office property. We recognized a gain on sale related to the disposition of the undeveloped land based on the percentage of completion method due to our continuing development obligations to the purchasers. We recognized a gain on sale of $4.6 million related to the land sale, which is net of deferred profit of $3.3 million. In addition, we deferred $1.7 million related to proceeds received from the purchasers and another developer for the value of land that was contributed to a master association that we consolidated.
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
Although MFFO includes other adjustments, the exclusion of straight-line rent, the amortization of above- and below-market leases, the amortization of discounts and closing costs, mark to market foreign currency transaction adjustment and acquisition fees and expenses (as applicable) are the most significant adjustments for the periods presented.  We have excluded these items based on the following economic considerations:

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

•
Mark-to-market foreign currency transaction adjustments. The U.S. dollar is our functional currency. Transactions denominated in currency other than our functional currency are recorded upon initial recognition at the exchange rate on the date of the transaction. After initial recognition, monetary assets and liabilities denominated in foreign currency are remeasured at each reporting date into the foreign currency at the exchange rate on that date. In addition, we have entered into foreign currency collars that results in a foreign currency transaction adjustment. These amounts can increase or reduce net income. We exclude them from MFFO to more appropriately present the ongoing operating performance of our real estate investments on a comparative basis; and

•
Acquisition fees and expenses.  Prior to our early adoption of ASU No. 2017-01 on January 1, 2017, acquisition fees and expenses related to the acquisition of real estate were generally expensed.  Although these amounts reduce net income, we exclude them from MFFO to more appropriately present the ongoing operating performance of our real estate investments on a comparative basis.  Additionally, acquisition fees and expenses have been funded from the proceeds from our now-terminated initial public offering and debt financings and not from our operations.  We believe this exclusion is useful to investors as it allows investors to more accurately evaluate the sustainability of our operating performance.

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

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculations of MFFO and Adjusted MFFO, for the three and six months ended June 30, 2017 and 2016 (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss) attributable to common stockholders	$23,846	$(1,959)	$14,754	$(6,853)
Depreciation of real estate assets	8,789	6,991	17,296	13,465
Amortization of lease-related costs	6,518	5,100	12,612	9,634
Gain on sale of real estate	(34,028)	—	(34,028)	—
Adjustments for noncontrolling interests - consolidated entities (1)	(137)	(123)	(257)	(250)
Adjustments for investment in unconsolidated entity (2)	2,639	1,899	4,589	3,782
FFO attributable to common stockholders	7,627	11,908	14,966	19,778
Straight-line rent and amortization of above- and below-market leases	(1,588)	(680)	(3,407)	(1,424)
Amortization of discounts and closing costs	(279)	—	(348)	—
Real estate acquisition fees to affiliate	—	1,274	—	1,274
Real estate acquisition fees and expenses	—	268	—	268
Amortization of net premium/discount on bond and notes payable	12	8	23	17
Unrealized loss on derivative instruments	31	—	88	—
Mark-to-market foreign currency transaction loss (gain), net	2,426	(2,340)	7,097	(2,037)
Adjustments for noncontrolling interests - consolidated entities (1)	(10)	(5)	(23)	(9)
Adjustments for investment in unconsolidated entity (2)	(475)	(1,189)	(1,674)	(2,339)
MFFO attributable to common stockholders	7,744	9,244	16,722	15,528
Other capitalized operating expenses (3)	(659)	(572)	(1,308)	(1,177)
Adjustments for noncontrolling interests - consolidated entities (1)	—	—	—	61
Adjusted MFFO attributable to common stockholders	$7,085	$8,672	$15,414	$14,412
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
Distributions
Distributions declared, distributions paid and cash flows provided by operations were as follows for the first and second quarters of 2017 (in thousands, except per share amounts):

	Distribution Declared	Distributions Declared Per Share	Distributions Paid			Cash Flows Provided by Operations
Period			Cash	Reinvested	Total
First Quarter 2017	$5,247	$0.092	$2,323	$2,924	$5,247	$3,391
Second Quarter 2017	5,298	0.093	2,405	2,893	5,298	9,466
	$10,545	$0.185	$4,728	$5,817	$10,545	$12,857
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

On June 6, 2017, our board of directors authorized a distribution in the amount of $0.09349315 per share of common stock to stockholders of record as of the close of business on June 12, 2017. We paid this distribution on June 15, 2017 and this was the only distribution declared and paid during the second quarter of 2017.
For the six months ended June 30, 2017, we paid aggregate distributions of $10.5 million, including $4.7 million of distributions paid in cash and $5.8 million of distributions reinvested through our dividend reinvestment plan. Our net income attributable to common stockholders for the six months ended June 30, 2017 was $14.8 million and our cash flows provided by operations were $12.9 million. Our cumulative distributions paid and net loss attributable to common stockholders from inception through June 30, 2017 were $115.3 million and $42.7 million, respectively. We have funded our cumulative distributions, which includes net cash distributions and distributions reinvested by stockholders, with proceeds from debt financing of $18.7 million, proceeds from the dispositions of property of $13.7 million and cash provided by operations of $82.9 million. To the extent that we pay distributions from sources other than our cash flow from operations or gains from asset sales, we will have fewer funds available for investment in real estate-related loans, opportunistic real estate, real estate-related debt securities and other real estate-related investments, the overall return to our stockholders may be reduced and subsequent investors may experience dilution.
Critical Accounting Policies
Our consolidated interim financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC. There have been no significant changes to our policies during 2017, except for the adoption of ASU No. 2017-01 on January 1, 2017 and the addition of an accounting policy with respect to real estate equity securities.
Real Estate Equity Securities
We determine the appropriate classification for real estate equity securities at acquisition (on the trade date) and reevaluate such designation as of each balance sheet date. As of June 30, 2017, we classified our investment in real estate equity securities as available-for-sale as we intend to hold the securities for the purpose of collecting dividend income and for longer term price appreciation. These investments are carried at their estimated fair value based on quoted market prices for the security. Transaction costs that are directly attributable to the acquisition of real estate equity securities are capitalized to its cost basis. Unrealized gains and losses are reported in accumulated other comprehensive income (loss). Upon the sale of a security, the previously recognized unrealized gain (loss) would be reversed out of accumulated other comprehensive income (loss) and the actual realized gain (loss) recognized in earnings. Dividend income is recognized on an accrual basis based on eligible shares as of the ex-dividend date.
Any non-temporary decline in the market value of an available-for-sale real estate equity security below cost results in a reduction in the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the real estate equity security is established. When a real estate equity security is impaired, we consider whether we have the ability and intent to hold the investment for a time sufficient to allow for any anticipated recovery in market value and consider whether evidence indicating the cost of the investment being recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to period end and forecasted performance of the investee.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Subsequent Events
We evaluate subsequent events up until the date the consolidated financial statements are issued.
Sale of Partial Interest of Real Estate Subsequent to June 30, 2017
353 Sacramento
On July 6, 2017, KBS SOR Properties, LLC, our indirect wholly owned affiliate, entered into (i) a Common Unit Purchase and Sale Agreement and Escrow Instructions with Migdal Insurance Company LTD., Migdal-Makefet Pension and Provident Funds LTD. and affiliates (the “Migdal Members”) (the “Purchase and Sale Agreement”), (ii) the Amended and Restated Limited Liability Company Agreement of KBS SOR Acquisition XXIX, LLC (the “Joint Venture Agreement”), (iii) a Investment Agreement with Migdal Members and Willowbrook Asset Management LLC, which is owned by Keith D. Hall and Peter McMillan III, who are principals of the Advisor and directors and officers of us (“WBAM”), and (iv) a waiver letter agreement with our advisor (the “Waiver Agreement”).
Pursuant to the Purchase and Sale Agreement, on July 6, 2017, KBS SOR Properties, LLC sold a 45% equity interest in an entity that owns an office building containing 284,751 rentable square feet located on approximately 0.35 acres of land in San Francisco, California (“353 Sacramento”) for approximately $39.1 million (the “353 Sacramento Transaction”) to the Migdal Members, third parties unaffiliated with us or our advisor. The sale resulted in 353 Sacramento being owned by a joint venture (the “Joint Venture”) in which we indirectly own 55% of the equity interests and the Migdal Members indirectly own 45% in the aggregate of the equity interests.
The Joint Venture will be managed by a three-person board of directors whom we will appoint. Major decisions will require the consent of the board of directors and a board representative appointed by the Migdal Members. After July 6, 2019, we will have the ability to force a sale of 353 Sacramento if there is a deadlock between the Joint Venture’s board and the Migdal Members’s board representative with respect to certain major decisions. Our right to transfer our interest in the Joint Venture is limited until July 6, 2019; thereafter, the Migdal Members will generally have the right to sell their interests to any buyer of our interest.
The Migdal Members, which are separate-account clients of WBAM, will pay an acquisition fee and an asset management fee to be split 50/50 between WBAM and us. The gross acquisition fee is equal to 0.5% of the Migdal Members’ aggregate pro rata share of the total equity cost basis of the property, which amounts to approximately $0.2 million to WBAM and $0.2 million to us, prior to considering the impact of a third-party broker commission being paid, which will reduce the acquisition fee pro rata. In addition, the Migdal Members would be required to pay a promote, ranging from 20% to 30% of excess distributions from the Migdal Members, if certain return thresholds are reached. All of the promote payments would be paid to us until we have realized a 13.6% internal rate of return on our investment in 353 Sacramento, at which point the remainder of the promote would be paid to WBAM.
Pursuant to the Waiver Agreement, our advisor waived any right it may have had to receive a disposition fee in connection with the 353 Sacramento Transaction and also waived its rights to future acquisition fees in an amount equal to 45% of the acquisition fees paid to our advisor in connection with our original purchase of 353 Sacramento in July of 2016.

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
As of June 30, 2017, we had entered into four foreign currency collars to hedge against a change in the exchange rate of the Israeli new Shekel versus the U.S. Dollar. The foreign currency collars expire in August 2017 and have an aggregate U.S. Dollar notional amount of $250.0 million. The foreign currency collars consist of purchased call options to buy Israeli new Shekels ranging from 3.6686 to 3.7245 and sold put options to sell the Israeli new Shekels ranging from 3.7695 to 3.826. The foreign currency collars are intended to permit us to exchange, on the settlement date of the collars and net of the effect of the collars, $250.0 million for an amount of Israeli new Shekels ranging from 923.1 million to 948.4 million.
As of June 30, 2017, we held 0.2 million Israeli new Shekels and 21.8 million Israeli new Shekels in cash and restricted cash, respectively. In addition, as of June 30, 2017, we had bonds outstanding and the related interest payable in the amounts of 970.2 million Israeli new Shekels and 13.7 million Israeli new Shekels, respectively. Foreign currency exchange rate risk is the possibility that our financial results could be better or worse than planned because of changes in foreign currency exchange rates. Based solely on the remeasurement for the six months ended June 30, 2017, if foreign currency exchange rates were to increase or decrease by 10%, our net income would increase or decrease by approximately $25.1 million and $30.6 million for the same period, respectively. The foreign currency transaction income or loss as a result of the change in foreign currency exchange rates does not take into account any gains or losses on our foreign currency collars as a result of such change, which would reduce our foreign currency exposure.
We borrow funds at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of June 30, 2017, the fair value of our KBS SOR (BVI) Holdings, Ltd. Series A Debentures was $289.3 million and the outstanding principal balance was $278.1 million. As of June 30, 2017, excluding the KBS SOR (BVI) Holdings, Ltd. Series A Debentures, the fair value of our fixed rate debt was $32.7 million and the outstanding principal balance of our fixed rate debt was $31.1 million. The fair value estimate of our KBS SOR (BVI) Holdings, Ltd. Series A Debentures was calculated using the quoted bond price as of June 30, 2017 on the Tel Aviv Stock Exchange of 104.01 Israeli new Shekels. The fair value estimate of our fixed rate debt was calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of June 30, 2017. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting changes in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on variable rate debt and loans receivable would change our future earnings and cash flows, but would not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. As of June 30, 2017, we were exposed to market risks related to fluctuations in interest rates on $735.5 million of variable rate debt outstanding. Based on interest rates as of June 30, 2017, if interest rates were 100 basis points higher during the 12 months ending June 30, 2018, interest expense on our variable rate debt would increase by $7.4 million and if interest rates were 100 basis points lower during the 12 months ending June 30, 2018, interest expense on our variable rate debt would decrease by $7.3 million.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The weighted-average interest rates of our fixed rate debt and variable rate debt as of June 30, 2017 were 4.3% and 3.4%, respectively. The interest rate and weighted-average interest rate represent the actual interest rate in effect as of June 30, 2017 (consisting of the contractual interest rate and the effect of contractual floor rates, if applicable), using interest rate indices as of June 30, 2017 where applicable.

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

During the six months ended June 30, 2017, we fulfilled redemption requests eligible for redemption under our share redemption program and received in good order and funded redemptions under our share redemption program with the net proceeds from our dividend reinvestment plan and cash on hand. We redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed	Average Price Paid Per Share (1)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2017	24,963	$14.81	(2)
February 2017	1,500	$14.81	(2)
March 2017	227,362	$14.12	(2)
April 2017	33,319	$14.81	(2)
May 2017	8,213	$14.81	(2)
June 2017	222,798	$14.10	(2)
Total	518,155
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
(2) We limit the dollar value of shares that may be redeemed under the program as described above. During the six months ended June 30, 2017, we redeemed $7.4 million of common stock, which represented all redemption requests received in good order and eligible for redemption through the June 2017 redemption date, except for the $36.2 million of shares in connection with redemption requests not made upon a stockholder’s death, “qualifying disability” or “determination of incompetence,” which redemption requests will be fulfilled subject to the limitations described above. Based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during 2016, we have $5.2 million available for redemptions during the remainder of 2017, subject to the limitations described above.
In addition to the redemptions under the share redemption program described above, during the six months ended June 30, 2017, we repurchased an additional 10,845 shares of our common stock at $14.07 per share for an aggregate price of $0.2 million.

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

4.2	Fifth Amended and Restated Dividend Reinvestment Plan, incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed May 14, 2015

10.1	Investment Agreement by and among Migdal Insurance Company Ltd., Migdal-Makefet Pension and Provident Funds Ltd, KBS SOR Properties, LLC, and Willowbrook Asset Management LLC, dated as of July 6, 2017

10.2	Letter Agreement by and between the Company and KBS Capital Advisors LLC, dated as of July 6, 2017

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Tenth Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed December 15, 2016

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS STRATEGIC OPPORTUNITY REIT, INC.

Date:	August 11, 2017	By:	/S/ KEITH D. HALL
Keith D. Hall
Chief Executive Officer and Director
(principal executive officer)

Date:	August 11, 2017	By:	/S/ JEFFREY K. WALDVOGEL
Jeffrey K. Waldvogel
Chief Financial Officer, Treasurer and Secretary
(principal financial officer)