Form 10-Q
period 2017-09-30
KBS Strategic Opportunity REIT, Inc.
filed 2017-11-14
CIK 1452936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
As of November 9, 2017, there were 52,107,629 outstanding shares of common stock of KBS Strategic Opportunity REIT, Inc.

KBS STRATEGIC OPPORTUNITY REIT, INC.
FORM 10-Q
September 30, 2017

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2017	December 31, 2016
	(unaudited)
Assets
Real estate held for investment, net	$1,045,671	$1,060,098
Real estate held for sale, net	—	46,933
Real estate equity securities	47,022	—
Real estate debt securities, net	17,642	4,683
Total real estate and real estate-related investments, net	1,110,335	1,111,714
Cash and cash equivalents	97,487	40,432
Restricted cash	16,086	24,018
Investments in unconsolidated joint ventures	58,329	75,849
Rents and other receivables, net	30,252	27,521
Above-market leases, net	395	618
Assets related to real estate held for sale, net	—	1,488
Prepaid expenses and other assets	31,469	28,476
Total assets	$1,344,353	$1,310,116
Liabilities and equity
Notes and bonds payable, net
Notes and bonds payable related to real estate held for investment, net	$990,248	$919,174
Notes payable related to real estate held for sale, net	—	31,450
Total notes and bonds payable, net	990,248	950,624
Accounts payable and accrued liabilities	27,473	26,624
Due to affiliate	33	55
Below-market leases, net	3,751	6,029
Liabilities related to real estate held for sale, net	—	522
Other liabilities	21,904	18,095
Redeemable common stock payable	11,386	12,617
Total liabilities	1,054,795	1,014,566
Commitments and contingencies (Note 14)
Redeemable common stock	52,000	—
Equity
KBS Strategic Opportunity REIT, Inc. stockholders' equity
Preferred stock, $.01 par value per share; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value per share; 1,000,000,000 shares authorized, 56,795,632 and 56,775,767 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	568	568
Additional paid-in capital	405,220	455,373
Cumulative distributions and net losses	(173,964)	(162,289)
Accumulated other comprehensive income	3,714	—
Total KBS Strategic Opportunity REIT, Inc. stockholders’ equity	235,538	293,652
Noncontrolling interests	2,020	1,898
Total equity	237,558	295,550
Total liabilities and equity	$1,344,353	$1,310,116
See accompanying condensed notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Rental income	$27,850	$29,229	$90,200	$76,646
Tenant reimbursements	6,094	5,902	18,188	15,484
Other operating income	944	1,002	3,484	2,580
Interest income from real estate debt securities	511	—	1,271	—
Dividend income from real estate equity securities	1,015	—	1,505	—
Interest income from real estate loan receivable	—	—	—	3,655
Total revenues	36,414	36,133	114,648	98,365
Expenses:
Operating, maintenance, and management	11,431	10,932	33,638	29,755
Real estate taxes and insurance	4,780	4,516	14,932	12,419
Asset management fees to affiliate	2,800	2,639	8,404	6,932
Real estate acquisition fees to affiliate	—	1,690	—	2,964
Real estate acquisition fees and expenses	—	274	—	542
General and administrative expenses	1,170	1,337	4,291	4,172
Foreign currency transaction loss, net	4,356	6,639	11,454	4,602
Depreciation and amortization	13,228	14,337	43,136	37,436
Interest expense	9,618	7,992	29,327	20,354
Total expenses	47,383	50,356	145,182	119,176
Other income (loss):
Income from unconsolidated joint venture	—	—	1,869	—
Other interest income	340	7	536	22
Equity in loss of unconsolidated joint ventures	(2,152)	(791)	(3,928)	(1,139)
Gain on sale of real estate	2,239	—	36,267	—
Total other income (loss), net	427	(784)	34,744	(1,117)
Net (loss) income	(10,542)	(15,007)	4,210	(21,928)
Net loss attributable to noncontrolling interests	8	56	10	124
Net (loss) income attributable to common stockholders	$(10,534)	$(14,951)	$4,220	$(21,804)
Net (loss) income per common share, basic and diluted	$(0.19)	$(0.25)	$0.07	$(0.37)
Weighted-average number of common shares outstanding, basic and diluted	56,643,160	58,642,752	56,712,752	58,676,546
See accompanying condensed notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net (loss) income	$(10,542)	$(15,007)	$4,210	$(21,928)
Other comprehensive income:
Unrealized gain on real estate securities	2,865	—	3,714	—
Total other comprehensive income	2,865	—	3,714	—
Total comprehensive (loss) income	(7,677)	(15,007)	7,924	(21,928)
Total comprehensive loss attributable to noncontrolling interests	8	56	10	124
Total comprehensive (loss) income attributable to common stockholders	$(7,669)	$(14,951)	$7,934	$(21,804)
See accompanying condensed notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Year Ended December 31, 2016 and the Nine Months Ended September 30, 2017
(unaudited)
(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Losses	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amounts

Balance, December 31, 2015	58,696,115	$587	$504,303	$(111,527)	$—	$393,363	$15,427	$408,790
Net loss	—	—	—	(28,918)	—	(28,918)	(208)	(29,126)
Issuance of common stock	938,662	9	12,607	—	—	12,616	—	12,616
Transfers from redeemable common stock	—	—	957	—	—	957	—	957
Redemptions of common stock	(2,859,010)	(28)	(38,545)	—	—	(38,573)	—	(38,573)
Distributions declared	—	—	—	(21,844)	—	(21,844)	—	(21,844)
Acquisitions of noncontrolling interests	—	—	(23,942)	—	—	(23,942)	(14,044)	(37,986)
Other offering costs	—	—	(7)	—	—	(7)	—	(7)
Noncontrolling interests contributions	—	—	—	—	—	—	803	803
Distributions to noncontrolling interests	—	—	—	—	—	—	(80)	(80)
Balance, December 31, 2016	56,775,767	$568	$455,373	$(162,289)	$—	$293,652	$1,898	$295,550
Net income (loss)	—	—	—	4,220	—	4,220	(10)	4,210
Other comprehensive income	—	—	—	—	3,714	3,714	—	3,714
Issuance of common stock	585,192	6	8,660	—	—	8,666	—	8,666
Transfers to redeemable common stock	—	—	(50,769)	—	—	(50,769)	—	(50,769)
Redemptions of common stock	(565,327)	(6)	(8,044)	—	—	(8,050)	—	(8,050)
Distributions declared	—	—	—	(15,895)	—	(15,895)	—	(15,895)
Noncontrolling interests contributions	—	—	—	—	—	—	150	150
Distributions to noncontrolling interests	—	—	—	—	—	—	(18)	(18)
Balance, September 30, 2017	56,795,632	$568	$405,220	$(173,964)	$3,714	$235,538	$2,020	$237,558
See accompanying condensed notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash Flows from Operating Activities:
Net income (loss)	$4,210	$(21,928)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss due to property damages	668	2,017
Equity in loss of unconsolidated joint ventures	3,928	1,139
Depreciation and amortization	43,136	37,436
Gain on real estate	(36,267)	—
Unrealized loss on interest rate caps	102	—
Deferred rent	(1,678)	(2,020)
Bad debt expense	66	488
Amortization of above- and below-market leases, net	(2,253)	(1,375)
Amortization of deferred financing costs	3,578	2,908
Interest accretion on real estate debt securities	(456)	—
Net amortization of discount and (premium) on bond and notes payable	36	28
Foreign currency transaction loss, net	11,454	4,602
Changes in assets and liabilities:
Rents and other receivables	(2,245)	(2,656)
Prepaid expenses and other assets	(6,368)	(7,255)
Accounts payable and accrued liabilities	1,575	3,950
Due to affiliates	(22)	(8)
Other liabilities	261	2,700
Net cash provided by operating activities	19,725	20,026
Cash Flows from Investing Activities:
Acquisitions of real estate	(165,465)	(293,831)
Improvements to real estate	(28,775)	(21,466)
Proceeds from sales of real estate, net	130,580	—
Principal proceeds from assignment of real estate loan receivable	—	27,850
Insurance proceeds received for property damages	744	1,767
Purchase of interest rate cap	(107)	—
Purchase of foreign currency option	(3,434)	—
Proceeds from termination of foreign currency collars	6,557	—
Investment in unconsolidated joint venture	—	(2,820)
Distributions of capital from unconsolidated joint ventures	59,157	—
Investment in real estate securities	(43,308)	—
Investment in real estate debt securities	(12,514)	—
Proceeds for future development obligations	1,367	—
Funding of development obligations	(926)	(2,726)
Net cash used in investing activities	(56,124)	(291,226)
Cash Flows from Financing Activities:
Proceeds from notes and bonds payable	176,777	462,178
Principal payments on notes and bonds payable	(73,907)	(74,707)
Payments of deferred financing costs	(2,339)	(10,641)
Payments to redeem common stock	(8,050)	(31,454)
Payments of prepaid other offering costs	(376)	(168)
Distributions paid	(7,229)	(6,948)
Noncontrolling interests contributions	150	769
Distributions to noncontrolling interests	(18)	(80)
Acquisitions of noncontrolling interests	—	(37,986)
Other financing proceeds, net	—	693
Net cash provided by financing activities	85,008	301,656
Effect of exchange rate changes on cash, cash equivalents and restricted cash	514	3,711
Net increase in cash, cash equivalents and restricted cash	49,123	34,167
Cash, cash equivalents and restricted cash, beginning of period	64,450	28,865
Cash, cash equivalents and restricted cash, end of period	$113,573	$63,032
See accompanying condensed notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
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
Subject to certain restrictions and limitations, the business of the Company is externally managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement the Company renewed with the Advisor on October 8, 2017 (the “Advisory Agreement”). The Advisor conducts the Company’s operations and manages its portfolio of real estate, real estate-related debt securities and other real estate-related investments. The Advisor owns 20,000 shares of the Company’s common stock.
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
The Company sold 56,584,976 shares of common stock in its primary offering for gross offering proceeds of $561.7 million. As of September 30, 2017, the Company had sold 6,620,362 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $74.0 million. Also, as of September 30, 2017, the Company had redeemed 6,705,949 shares for $85.0 million. Additionally, on December 29, 2011 and October 23, 2012, the Company issued 220,994 shares and 55,249 shares of common stock, respectively, for $2.0 million and $0.5 million, respectively, in private transactions exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933.
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
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2017
(unaudited)

As of September 30, 2017, the Company consolidated 20 real estate investments comprised of 11 office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 25 acres of undeveloped land, one office portfolio consisting of three office properties, one office/flex/industrial portfolio consisting of 21 buildings, one retail property, two apartment properties, two investments in undeveloped land with approximately 1,100 developable acres, and owned three investments in unconsolidated joint ventures, an investment in real estate debt securities and an investment in real estate equity securities.

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
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.
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
Real Estate Equity Securities
The Company determines the appropriate classification for real estate equity securities at acquisition (on the trade date) and reevaluates such designation as of each balance sheet date. As of September 30, 2017, the Company classified its investment in real estate equity securities as available-for-sale as the Company intends to hold the securities for the purpose of collecting dividend income and for longer term price appreciation. These investments are carried at their estimated fair value based on quoted market prices for the security. Transaction costs that are directly attributable to the acquisition of real estate equity securities are capitalized to its cost basis. Unrealized gains and losses are reported in accumulated other comprehensive income (loss). Upon the sale of a security, the previously recognized unrealized gain (loss) would be reversed out of accumulated other comprehensive income (loss) and the actual realized gain (loss) recognized in earnings. Dividend income is recognized on an accrual basis based on eligible shares as of the ex-dividend date.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2017
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
Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of the prior period. During the year ended December 31, 2016, the Company elected to early adopt ASU No. 2016-18 (as defined below).  As a result, the Company no longer presents transfers between cash and restricted cash in the consolidated statements of cash flows.  Instead, restricted cash is included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the consolidated statements of cash flows. During the nine months ended September 30, 2017, the Company disposed of one office property. As a result, certain assets and liabilities were reclassified to held for sale on the consolidated balance sheets for all periods presented.
Redeemable Common Stock
On December 8, 2016, the Company adopted a tenth amended and restated share redemption program (the “Tenth Amended Share Redemption Program”) that may enable stockholders to sell their shares to the Company in limited circumstances. Pursuant to the Tenth Amended Share Redemption Program, except for redemptions made upon a stockholder’s death, “qualifying disability” or “determination of incompetence,” the price at which we will redeem shares is 95% of our most recent estimated value per share as of the applicable redemption date. The Tenth Amended Share Redemption Program was effective on December 30, 2016.
Pursuant to the share redemption program there are several limitations on the Company’s ability to redeem shares:
•Unless the shares are being redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined under the share redemption program), the Company may not redeem shares until the stockholder has held the shares for one year.
•The Company may not redeem more than $3.0 million of shares in a given quarter (excluding shares redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence”). To the extent that the Company redeems less than $3.0 million of shares (excluding shares redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence”) in a given fiscal quarter, any remaining excess capacity to redeem shares in such fiscal quarter will be added to the Company’s capacity to otherwise redeem shares (excluding shares redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence”) during succeeding fiscal quarters.  The last $1.0 million of net proceeds from the dividend reinvestment plan during the prior year is reserved exclusively for shares redeemed in connection with a stockholder’s death, “qualifying disability,” or “determination of incompetence.” The share redemption plan also provides that, to the extent that in the last month of any calendar year the amount of redemption requests in connection with a stockholder’s death, “qualifying disability or “determination of incompetence” is less than the $1.0 million reserved for such redemptions under the share redemption plan, any excess funds may be used to redeem shares not requested in connection with a stockholder’s death, “qualifying disability or “determination of incompetence” during such month. The Company may increase or decrease this limit upon ten business days’ notice to stockholders.  The Company’s board of directors may approve an increase in this limit to the extent that the Company has received proceeds from asset sales or the refinancing of debt or for any other reason deemed appropriate by the board of directors.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2017
(unaudited)

•During any calendar year, the Company may redeem no more than 5% of the weighted-average number of shares outstanding during the prior calendar year.
•The Company has no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.
The Company’s board of directors may amend, suspend or terminate the share redemption program with ten business days’ notice to its stockholders.
On September 14, 2017, the Company commenced a self-tender offer (the “SOR Offer”) for up to 3,553,660 shares of common stock at a price of $14.07 per share, or approximately $50.0 million of shares. On October 18, 2017, the Company increased the number of shares accepted for payment in the SOR Offer by up to 1,135,912 shares at a price of $14.07 per share, or approximately $16.0 million of shares. On October 23, 2017, the Company accepted for purchase 4,688,671 shares for an aggregate cost of $66.0 million, excluding fees and expenses related to the SOR Offer.
Because of the SOR Offer, the Tenth Amended Share Redemption Program was suspended from September 29, 2017 through October 31, 2017, meaning no redemptions were made in September or October (including those requested following a stockholder’s death, “qualifying disability” or “determination of incompetence”). The Company cancelled all outstanding redemption requests under the SRP as of the commencement of the SOR Offer and was not accepting any redemption requests under the SRP during the term of the SOR Offer.
The Company records amounts that are redeemable under the share redemption program and the SOR Offer as redeemable common stock in its consolidated balance sheets because the shares are redeemable at the option of the holder to the extent there is sufficient capacity under the share redemption program and therefore their redemption is outside the control of the Company. However, because the amounts that can be redeemed will be determinable and only contingent on an event that is likely to occur (e.g., the passage of time), the Company presents the net proceeds from the current year and prior year DRP, net of current year redemptions, as redeemable common stock in its consolidated balance sheets.
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
The Company limits the dollar value of shares that may be redeemed under the program as described above. The Company recorded $11.4 million of other liabilities on the Company’s balance sheet as of September 30, 2017 related to shares submitted for tender under the SOR Offer as of September 30, 2017. The Company recorded $12.6 million of other liabilities on the Company’s balance sheet as of December 31, 2016 related to unfulfilled redemption requests received in good order under the share redemption program as of December 31, 2016. As of September 30, 2017, the Company recorded $52.0 million of redeemable common stock consisting of (i) $38.6 million of the amount available to tender related to the SOR Offer (excludes shares already submitted for tender as of September 30, 2017), (ii) $4.7 million available for all redemptions in the remainder of 2017, including shares that are redeemed in connection with a stockholders’ death, “qualifying disability” or “determination of incompetence” based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during 2016 and (iii) $8.7 million available for all redemptions in 2018, including shares that are redeemed in connection with a stockholders’ death, “qualifying disability” or “determination of incompetence” based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during 2017.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2017
(unaudited)

Segments
The Company has invested in non-performing loans, opportunistic real estate and other real estate-related assets. In general, the Company intends to hold its investments in non-performing loans, opportunistic real estate and other real estate‑related assets for capital appreciation. Traditional performance metrics of non-performing loans, opportunistic real estate and other real estate-related assets may not be meaningful as these investments are generally non-stabilized and do not provide a consistent stream of interest income or rental revenue. These investments exhibit similar long-term financial performance and have similar economic characteristics. These investments typically involve a higher degree of risk and do not provide a constant stream of ongoing cash flows. As a result, the Company’s management views non-performing loans, opportunistic real estate and other real estate-related assets as similar investments. Substantially all of its revenue and net income (loss) is from non-performing loans, opportunistic real estate and other real estate-related assets, and therefore, the Company currently aggregates its operating segments into one reportable business segment.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three and nine months ended September 30, 2017 and 2016.
Distributions declared per share were $0.09452055 and $0.28047945 during the three and nine months ended September 30, 2017, respectively, and $0.09426230 and $0.28073770 during the three and nine months ended September 30, 2016, respectively.
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
September 30, 2017
(unaudited)

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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments (“ASU No. 2016-13”).  ASU No. 2016-13 affects entities holding financial assets and net investments in leases that are not accounted for at fair value through net income.  The amendments in ASU No. 2016-13 require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected.  The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset.  ASU No. 2016-13 also amends the impairment model for available-for-sale securities.  An entity will recognize an allowance for credit losses on available-for-sale debt securities as a contra-account to the amortized cost basis rather than as a direct reduction of the amortized cost basis of the investment, as is currently required.   ASU No. 2016-13 also requires new disclosures.  For financial assets measured at amortized cost, an entity will be required to disclose information about how it developed its allowance for credit losses, including changes in the factors that influenced management’s estimate of expected credit losses and the reasons for those changes.  For financing receivables and net investments in leases measured at amortized cost, an entity will be required to further disaggregate the information it currently discloses about the credit quality of these assets by year of the asset’s origination for as many as five annual periods. For available-for-sale securities, an entity will be required to provide a roll-forward of the allowance for credit losses and an aging analysis for securities that are past due.  ASU No. 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years.  Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  The Company is still evaluating the impact of adopting ASU No. 2016-13 on its financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2017
(unaudited)

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU No. 2016-15”).  ASU No. 2016-15 is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows.  The amendments in ASU No. 2016-15 provide guidance on eight specific cash flow issues, including the following that are or may be relevant to the Company: (a) Cash payments for debt prepayment or debt extinguishment costs should be classified as cash outflows for financing activities; (b) Cash payments relating to contingent consideration made soon after an acquisition’s consummation date (i.e., approximately three months or less) should be classified as cash outflows for investing activities. Payments made thereafter should be classified as cash outflows for financing activities up to the amount of the original contingent consideration liability. Payments made in excess of the amount of the original contingent consideration liability should be classified as cash outflows for operating activities; (c) Cash payments received from the settlement of insurance claims should be classified on the basis of the nature of the loss (or each component loss, if an entity receives a lump-sum settlement); and (d) Relating to distributions received from equity method investments, ASU No. 2016-15 provides an accounting policy election for classifying distributions received from equity method investments. Such amounts can be classified using a (1) cumulative earnings approach, or (2) nature of distribution approach. Under the cumulative earnings approach, an investor would compare the distributions received to its cumulative equity method earnings since inception.  Any distributions received up to the amount of cumulative equity earnings would be considered a return on investment and classified in operating activities. Any excess distributions would be considered a return of investment and classified in investing activities. Alternatively, an investor can choose to classify the distributions based on the nature of activities of the investee that generated the distribution. If the necessary information is subsequently not available for an investee to determine the nature of the activities, the entity should use the cumulative earnings approach for that investee and report a change in accounting principle on a retrospective basis; (e) In the absence of specific guidance, an entity should classify each separately identifiable cash source and use on the basis of the nature of the underlying cash flows. For cash flows with aspects of more than one class that cannot be separated, the classification should be based on the activity that is likely to be the predominant source or use of cash flow.  ASU No. 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  Early adoption is permitted, including adoption in an interim period.  The Company is still evaluating the impact of adopting ASU No. 2016-15 on its financial statements, but does not expect the adoption of ASU No. 2016-15 to have a material impact on its financial statements.
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
September 30, 2017
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
As of September 30, 2017, the Company owned 11 office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 25 acres of undeveloped land, one office portfolio consisting of three office properties, one office/flex/industrial portfolio consisting of 21 buildings, one retail property encompassing, in the aggregate, approximately 6.0 million rentable square feet. As of September 30, 2017, these properties were 83% occupied. In addition, the Company owned two apartment properties, containing 383 units and encompassing approximately 0.3 million rentable square feet, which were 97% occupied. The Company also owned two investments in undeveloped land with approximately 1,100 developable acres. The following table summarizes the Company’s real estate held for investment as of September 30, 2017 and December 31, 2016, respectively (in thousands):

	September 30, 2017	December 31, 2016
Land	$280,254	$312,623
Buildings and improvements	847,773	814,347
Tenant origination and absorption costs	49,210	46,557
Total real estate, cost	1,177,237	1,173,527
Accumulated depreciation and amortization	(131,566)	(113,429)
Total real estate, net	$1,045,671	$1,060,098

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2017
(unaudited)

The following table provides summary information regarding the Company’s real estate held for investment as of September 30, 2017 (in thousands):

Property	Date Acquired or Foreclosed on	City	State	Property Type	Land	Building and Improvements	Tenant Origination and Absorption	Total Real Estate, at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net	Ownership %
Northridge Center I & II (1)	03/25/2011	Atlanta	GA	Office	$2,234	$6,914	$—	$9,148	$(2,584)	$6,564	100.0%
Iron Point Business Park (1)	06/21/2011	Folsom	CA	Office	2,671	19,547	—	22,218	(5,648)	16,570	100.0%
Richardson Portfolio:
Palisades Central I	11/23/2011	Richardson	TX	Office	1,037	10,278	—	11,315	(2,202)	9,113	90.0%
Palisades Central II	11/23/2011	Richardson	TX	Office	810	17,540	—	18,350	(4,111)	14,239	90.0%
Greenway I	11/23/2011	Richardson	TX	Office	561	2,309	—	2,870	(791)	2,079	90.0%
Greenway III	11/23/2011	Richardson	TX	Office	702	3,802	559	5,063	(1,736)	3,327	90.0%
Undeveloped Land	11/23/2011	Richardson	TX	Undeveloped Land	3,134	—	—	3,134	—	3,134	90.0%
Total Richardson Portfolio					6,244	33,929	559	40,732	(8,840)	31,892
Park Highlands (2)	12/30/2011	North Las Vegas	NV	Undeveloped Land	33,594	—	—	33,594	—	33,594	(2)
Bellevue Technology Center (1)	07/31/2012	Bellevue	WA	Office	25,506	56,409	1,767	83,682	(10,418)	73,264	100.0%
Powers Ferry Landing East (1)	09/24/2012	Atlanta	GA	Office	1,643	7,642	—	9,285	(2,505)	6,780	100.0%
1800 West Loop (1)	12/04/2012	Houston	TX	Office	8,360	60,481	4,176	73,017	(14,100)	58,917	100.0%
West Loop I & II (1)	12/07/2012	Houston	TX	Office	7,300	32,867	1,662	41,829	(7,024)	34,805	100.0%
Burbank Collection	12/12/2012	Burbank	CA	Retail	4,175	12,551	725	17,451	(2,198)	15,253	90.0%
Austin Suburban Portfolio (3)	03/28/2013	Austin	TX	Office	8,288	69,478	836	78,602	(10,851)	67,751	100.0%
Westmoor Center (1)	06/12/2013	Westminster	CO	Office	10,058	73,283	5,083	88,424	(15,050)	73,374	100.0%
Central Building	07/10/2013	Seattle	WA	Office	7,015	27,055	1,428	35,498	(4,701)	30,797	100.0%
1180 Raymond	08/20/2013	Newark	NJ	Apartment	8,292	38,049	—	46,341	(4,938)	41,403	100.0%
Park Highlands II	12/10/2013	North Las Vegas	NV	Undeveloped Land	24,692	—	—	24,692	—	24,692	100.0%
Maitland Promenade II (1)	12/18/2013	Orlando	FL	Office	3,434	25,033	3,313	31,780	(5,492)	26,288	100.0%
Plaza Buildings (1)	01/14/2014	Bellevue	WA	Office	53,040	139,383	7,190	199,613	(23,723)	175,890	100.0%
424 Bedford	01/31/2014	Brooklyn	NY	Apartment	8,860	25,615	—	34,475	(2,616)	31,859	90.0%
Richardson Land II	09/04/2014	Richardson	TX	Undeveloped Land	3,418	—	—	3,418	—	3,418	90.0%
Westpark Portfolio	05/10/2016	Redmond	WA	Office/Flex/Industrial	36,085	88,125	7,663	131,873	(7,871)	124,002	100.0%
Crown Pointe	02/14/2017	Dunwoody	GA	Office	22,590	57,815	5,855	86,260	(2,807)	83,453	100.0%
125 John Carpenter	09/15/2017	Irving	TX	Office	2,755	73,597	8,953	85,305	(200)	85,105	100.0%
					$280,254	$847,773	$49,210	$1,177,237	$(131,566)	$1,045,671
_____________________
(1) On November 8, 2017, the Company sold this property. See note 15, “Subsequent Events - Singapore Transaction” for more information.
(2) On September 7, 2016, a subsidiary of the Company that owns a portion of Park Highlands, sold 820 units of 10% Class A non-voting preferred membership units for $0.8 million to accredited investors. The amount of the Class A non-voting preferred membership units raised, net of offering costs, is included in other liabilities on the accompanying consolidated balance sheets.
(3) On November 8, 2017, the Company sold two of the three office properties, Westech 360 and Great Hills Plaza. See note 15, “Subsequent Events - Singapore Transaction” for more information.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2017
(unaudited)

Operating Leases
Certain of the Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of September 30, 2017, the leases, excluding options to extend and apartment leases, which have terms that are generally one year or less, had remaining terms of up to 14.7 years with a weighted-average remaining term of 3.8 years. Some of the leases have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from tenants in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash and assumed in real estate acquisitions or foreclosures related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $7.3 million and $7.2 million as of September 30, 2017 and December 31, 2016, respectively.
During the nine months ended September 30, 2017 and 2016, the Company recognized deferred rent from tenants of $1.7 million and $2.0 million, respectively, net of lease incentive amortization. As of September 30, 2017 and December 31, 2016, the cumulative deferred rent receivable balance, including unamortized lease incentive receivables, was $27.0 million and $26.1 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $3.0 million and $3.2 million of unamortized lease incentives as of September 30, 2017 and December 31, 2016, respectively. The Company records property operating expense reimbursements due from tenants for common area maintenance, real estate taxes, and other recoverable costs in the period the related expenses are incurred.
As of September 30, 2017, the future minimum rental income from the Company’s properties, excluding apartment leases, under non-cancelable operating leases was as follows (in thousands):

October 1, 2017 through December 31, 2017	$25,468
2018	99,939
2019	87,116
2020	71,983
2021	55,922
Thereafter	137,582
$478,010
As of September 30, 2017, the Company’s commercial real estate properties were leased to approximately 600 tenants over a diverse range of industries and geographic areas. The Company’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Insurance Carriers & Related Activities	35	$11,256	10.6%
Computer System Design & Programming	55	11,246	10.6%
		$22,502	21.2%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of September 30, 2017, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
No other tenant industries accounted for more than 10% of annualized base rent. No material tenant credit issues have been identified at this time.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2017
(unaudited)

Geographic Concentration Risk
As of September 30, 2017, the Company’s real estate investments in Washington and Texas represented 30.0% and 21.0%, respectively, of the Company’s total assets.  As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the Washington and Texas real estate markets.  Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.
Recent Real Estate Land Sale
On May 1, 2017, the Company sold an aggregate of 102 developable acres of Park Highlands undeveloped land for an aggregate sales price, net of closing credits, of $17.4 million, excluding closing costs. The purchasers are not affiliated with the Company or the Advisor. The Company recognized a gain on sale based on the percentage of completion method due to the Company’s continuing development obligations to the purchasers. The Company recognized a gain on sale of $5.2 million related to the land sale, which is net of deferred profit of $2.6 million. In addition, the Company deferred $1.7 million related to proceeds received from the purchasers and another developer for the value of land that was contributed to a master association which is consolidated by the Company.
Recent Sale of Partial Interest of Real Estate
On July 6, 2017, KBS SOR Properties, LLC, an indirect wholly owned affiliate of the Company, entered into (i) a Common Unit Purchase and Sale Agreement and Escrow Instructions with Migdal Insurance Company LTD., Migdal-Makefet Pension and Provident Funds LTD. and affiliates (the “Migdal Members”) (the “Purchase and Sale Agreement”), (ii) the Amended and Restated Limited Liability Company Agreement of KBS SOR Acquisition XXIX, LLC (the “Joint Venture Agreement”), (iii) an Investment Agreement with Migdal Members and Willowbrook Asset Management LLC, which is owned by Keith D. Hall and Peter McMillan III, who are principals of the Advisor and directors and officers of the Company (“WBAM”), and (iv) a waiver letter agreement with the Advisor (the “Waiver Agreement”).
Pursuant to the Purchase and Sale Agreement, on July 6, 2017, KBS SOR Properties, LLC sold a 45% equity interest in an entity that owns an office building containing 284,751 rentable square feet located on approximately 0.35 acres of land in San Francisco, California (“353 Sacramento”) for approximately $39.1 million (the “353 Sacramento Transaction”) to the Migdal Members, third parties unaffiliated with the Company or the Advisor. The sale resulted in 353 Sacramento being owned by a joint venture (the “353 Sacramento Joint Venture”) in which the Company indirectly owns 55% of the equity interests and the Migdal Members indirectly own 45% in the aggregate of the equity interests.
The Company exercises significant influence over the operations, financial policies and decision making with respect to the 353 Sacramento Joint Venture but significant decisions require approval from both members. Accordingly, the Company has accounted for its investment in the 353 Sacramento Joint Venture under the equity method of accounting. Income, losses, contributions and distributions are generally allocated based on the members’ respective equity interests.
Therefore, as of July 6, 2017, the Company deconsolidated 353 Sacramento and accounted for this investment as an unconsolidated joint venture under the equity method of accounting. The Company recognized a gain on sale of $1.7 million related to the sale and deconsolidation. See note 12, “Investment in Unconsolidated Joint Ventures” for a further discussion on the Company’s investment in the 353 Sacramento Joint Venture.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2017
(unaudited)

Recent Acquisitions
Crown Pointe
On February 14, 2017, the Company, through an indirect wholly owned subsidiary, acquired an office property consisting of two office buildings containing an aggregate of 499,968 rentable square feet in Dunwoody, Georgia (“Crown Pointe”).  The seller is not affiliated with the Company or the Advisor. The purchase price (net of closing credits) of Crown Pointe was $83.1 million plus $1.1 million of capitalized acquisition costs. The Company recorded this acquisition as an asset acquisition and recorded $22.6 million to land, $56.6 million to building and improvements, $6.0 million to tenant origination and absorption costs and $1.0 million to below-market lease liabilities. The intangible assets and liabilities acquired in connection with this acquisition have weighted-average amortization periods as of the date of acquisition of 4.9 years for tenant origination and absorption costs and 4.2 years for below-market lease liabilities. During the three and nine months ended September 30, 2017, the Company recognized $2.3 million and $6.1 million, respectively, of total revenues and $1.9 million and $4.7 million, respectively, of operating expenses from this property.
125 John Carpenter
On September 15, 2017, the Company, through an indirect wholly owned subsidiary, acquired an office property consisting of two office buildings containing an aggregate of 442,039 rentable square feet in Irving, Texas (“125 John Carpenter”). The seller is not affiliated with the Company or the Advisor. The purchase price (net of closing credits) of 125 John Carpenter was $82.8 million plus $0.5 million of capitalized acquisition costs. The Company recorded this acquisition as an asset acquisition and recorded $2.7 million to land, $73.6 million to building and improvements, $9.0 million to tenant origination and absorption costs and $2.1 million to below-market lease liabilities. The intangible assets and liabilities acquired in connection with this acquisition have weighted-average amortization periods as of the date of acquisition of 6.9 years for tenant origination and absorption costs and 5.2 years for below-market lease liabilities. During the three and nine months ended September 30, 2017, the Company recognized $0.5 million of total revenues and $0.3 million of operating expenses from this property.

4.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES
As of September 30, 2017 and December 31, 2016, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Cost	$49,210	$46,557	$1,330	$1,808	$(6,015)	$(9,189)
Accumulated Amortization	(21,621)	(22,327)	(935)	(1,190)	2,264	3,160
Net Amount	$27,589	$24,230	$395	$618	$(3,751)	$(6,029)

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2017
(unaudited)

Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three and nine months ended September 30, 2017 and 2016 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended September 30,		For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2017	2016	2017	2016	2017	2016
Amortization	$(2,190)	$(3,068)	$(62)	$(119)	$278	$1,045

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016	2017	2016
Amortization	$(8,268)	$(7,765)	$(229)	$(359)	$2,482	$1,734
Additionally, as of September 30, 2017 and December 31, 2016, the Company had recorded tax abatement intangible assets, net of amortization, which are included in prepaid expenses and other assets in the accompanying balance sheets, of $5.6 million and $6.3 million, respectively.  During the three and nine months ended September 30, 2017, the Company recorded amortization expense of $0.2 million and $0.7 million, respectively, related to tax abatement intangible assets.  During the three and nine months ended September 30, 2016, the Company recorded amortization expense of $0.2 million and $0.7 million, respectively, related to tax abatement intangible assets.

5.	REAL ESTATE EQUITY SECURITIES
During the nine months ended September 30, 2017, the Company purchased 3,603,189 shares of common stock of Whitestone REIT (Ticker: WSR) for an aggregate purchase price of $43.3 million, including $0.4 million of acquisition fees paid to the Advisor. The Company's investment in real estate equity securities is classified as available-for-sale as the Company intends to hold the securities for the purpose of collecting dividend income and for longer term price appreciation. These investments are carried at their estimated fair value based on quoted market prices for the security. Transaction costs that are directly attributable to the acquisition of real estate equity securities are capitalized to its cost basis. Unrealized gains and losses are reported in accumulated other comprehensive income (loss). The following summarizes the activity related to real estate equity securities for the nine months ended September 30, 2017 (in thousands):

	Amortized Cost Basis	Unrealized Gains	Total
Real estate equity securities - December 31, 2016	$—	$—	$—
Purchase of real estate equity securities	42,845	—	42,845
Acquisition fee to affiliate and purchase commission	463	—	463
Unrealized change in market value of real estate equity securities	—	3,714	3,714
Real estate equity securities - September 30, 2017	$43,308	$3,714	$47,022
During the three and nine months ended September 30, 2017, the Company recognized $1.0 million and $1.5 million, respectively, of dividend income from real estate equity securities.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2017
(unaudited)

6.	REAL ESTATE DEBT SECURITIES
As of September 30, 2017, the Company owned an investment in real estate debt securities. The Company’s investment in real estate debt securities is classified as held to maturity, as the Company has the intent and ability to hold its investment until maturity, and it is not more likely than not that the Company would be required to sell its investment before recovery of the Company’s amortized cost basis.  The information for those real estate debt securities as of September 30, 2017 and December 31, 2016 is set forth below (in thousands):

Debt Securities Name	Dates Acquired	Debt Securities Type	Outstanding Principal Balance as of September 30, 2017 (1)	Book Value as of September 30, 2017 (2)	Book Value as of December 31, 2016 (2)	Contractual Interest Rate (3)	Annualized Effective Interest Rate (3)	Maturity Date
Battery Point Series B Preferred Units	10/28/2016 / 03/30/2017 / 05/12/2017	Series B Preferred Units	$17,500	$17,642	$4,683	9.0%	11.1%	10/28/2019
_____________________
(1) Outstanding principal balance as of September 30, 2017 represents principal balance outstanding under the real estate debt securities.
(2) Book value of the real estate debt securities represents outstanding principal balance adjusted for unamortized acquisition discounts, origination fees and direct origination and acquisition costs and additional interest accretion.
(3) Contractual interest rate is the stated interest rate on the face of the real estate securities.  Annualized effective interest rate is calculated as the actual interest income recognized in 2017, using the interest method, annualized (if applicable) and divided by the average amortized cost basis of the investment.  The annualized effective interest rate and contractual interest rate presented are as of September 30, 2017.
The following summarizes the activity related to real estate debt securities for the nine months ended September 30, 2017 (in thousands):

Real estate debt securities - December 31, 2016	$4,683
Face value of additional real estate debt securities acquired	12,500
Deferred interest receivable and interest accretion	218
Closing costs	3
Accretion of commitment fee, net of closing costs	238
Real estate debt securities - September 30, 2017	$17,642
For the three and nine months ended September 30, 2017, interest income from real estate debt securities consisted of the following (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2017
Contractual interest income	$403	$815
Interest accretion	97	218
Accretion of commitment fee, net of closing costs and acquisition fee	11	238
Interest income from real estate debt securities	$511	$1,271

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2017
(unaudited)

7.	REAL ESTATE SALES
During the three and nine months ended September 30, 2017, the Company disposed of one office property. During the year ended December 31, 2016, the Company did not dispose of any real estate properties.
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
The following summary presents the major components of assets and liabilities related to real estate held for sale as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Assets related to real estate held for sale
Real estate, cost	$—	$53,680
Accumulated depreciation and amortization	—	(6,747)
Real estate, net	—	46,933
Other assets	—	1,488
Total assets related to real estate held for sale	$—	$48,421
Liabilities related to real estate held for sale
Notes payable, net	—	31,450
Other liabilities	—	522
Total liabilities related to real estate held for sale	$—	$31,972
The operations of this property and gain on sale are included in continuing operations on the accompanying statements of operations. The following table summarizes certain revenue and expenses related to this property for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues
Rental income	$—	$1,481	$2,287	$4,462
Tenant reimbursements and other operating income	—	151	98	323
Total revenues	$—	$1,632	$2,385	$4,785
Expenses
Operating, maintenance, and management	$—	$400	$714	$1,244
Real estate taxes and insurance	—	269	475	864
Asset management fees to affiliate	—	102	150	303
Depreciation and amortization	—	593	604	1,808
Interest expense	—	209	396	599
Total expenses	$—	$1,573	$2,339	$4,818

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2017
(unaudited)

8.	NOTES AND BONDS PAYABLE
As of September 30, 2017 and December 31, 2016, the Company’s notes and bonds payable, including notes payable related to real estate held for sale, consisted of the following (dollars in thousands):

	Book Value as of September 30, 2017	Book Value as of December 31, 2016	Contractual Interest Rate as of September 30, 2017 (1)	Effective Interest Rate at September 30, 2017(1)	Payment Type	Maturity Date (2)
Richardson Portfolio Mortgage Loan	$37,036	$40,594	One-Month LIBOR + 2.10%	3.34%	Principal & Interest	05/01/2018
Bellevue Technology Center Mortgage Loan (3)	58,860	59,400	One-Month LIBOR + 2.25%	3.49%	Principal & Interest	03/01/2019
Portfolio Revolving Loan Facility (4)	44,600	11,799	One-Month LIBOR + 2.75%	3.99%	Principal & Interest	05/01/2019
Portfolio Mortgage Loan (5)	107,905	106,479	One-Month LIBOR + 2.25%	3.49%	Principal & Interest	07/01/2018
Burbank Collection Mortgage Loan	9,591	9,812	One-Month LIBOR + 2.35%	3.60%	Principal & Interest	09/30/2018
50 Congress Mortgage Loan (6)	—	31,525	(6)	(6)	(6)	(6)
1180 Raymond Bond Payable	6,505	6,635	6.50%	6.50%	Principal & Interest	09/01/2036
Central Building Mortgage Loan	27,600	27,600	One-Month LIBOR + 1.75%	2.99%	Interest Only	11/13/2018
Maitland Promenade II Mortgage Loan (3)	21,830	20,877	One-Month LIBOR + 2.90%	4.13%	Principal & Interest	01/01/2018
Westmoor Center Mortgage Loan (3)	61,582	62,000	One-Month LIBOR + 2.25%	3.49%	Principal & Interest	02/01/2018
Plaza Buildings Senior Loan (3)	108,886	109,866	One-Month LIBOR + 1.90%	3.14%	Principal & Interest	01/14/2018
424 Bedford Mortgage Loan	24,422	24,832	3.91%	3.91%	Principal & Interest	10/01/2022
1180 Raymond Mortgage Loan	31,000	31,000	One-Month LIBOR + 2.25%	3.49%	Interest Only	12/01/2017
KBS SOR (BVI) Holdings, Ltd. Series A Debentures (7)	274,541	251,811	4.25%	4.25%	(7)	03/01/2023
Westpark Portfolio Mortgage Loan	85,200	83,200	One-Month LIBOR + 2.50%	3.74%	Interest Only (8)	07/01/2020
353 Sacramento Mortgage Loan (9)	—	85,500	(9)	(9)	(9)	(9)
Crown Pointe Mortgage Loan	50,500	—	One-Month LIBOR + 2.60%	3.84%	Interest Only	02/13/2020
125 John Carpenter Mortgage Loan	50,130	—	(10)	2.99%	Interest Only	10/01/2022
Total Notes and Bonds Payable principal outstanding	1,000,188	962,930
Net Premium/(Discount) on Notes and Bonds Payable (11)	124	88
Deferred financing costs, net	(10,064)	(12,394)
Total Notes and Bonds Payable, net	$990,248	$950,624
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of September 30, 2017. Effective interest rate is calculated as the actual interest rate in effect as of September 30, 2017 (consisting of the contractual interest rate and contractual floor rates), using interest rate indices at September 30, 2017, where applicable.
(2) Represents the initial maturity date or the maturity date as extended as of September 30, 2017; subject to certain conditions, the maturity dates of certain loans may be extended beyond the date shown.
(3) On November 8, 2017, in connection with the sale of property, the Company repaid the entire principal balance and all other sums due under this loan. See note 15, “Subsequent Events - Singapore Transaction” for more information.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2017
(unaudited)

(4) The Portfolio Revolving Loan Facility is secured by the 1800 West Loop Building and the Iron Point Business Park. On May 1, 2017, the Company entered into a loan modification agreement to extend the maturity date of the Portfolio Revolving Loan Facility to May 1, 2019. As a result of this modification, the Portfolio Revolving Loan Facility bears interest at a floating rate of 2.75% over one-month LIBOR. The Portfolio Revolving Loan Facility is comprised of $30.0 million of revolving debt and $45.0 million of non-revolving debt available to be used for tenant improvements, leasing commissions and capital improvements, subject to certain terms and conditions contained in the loan documents. As of September 30, 2017, $44.6 million of non-revolving debt had been disbursed to the Company and $29.8 million of revolving debt is available for future disbursements, subject to certain conditions contained in the loan documents. On November 8, 2017, in connection with the sale of property, the Company repaid the entire principal balance and all other sums due under this loan. See note 15, “Subsequent Events - Singapore Transaction” for more information.
(5) On November 8, 2017, in connection with the sale of certain properties secured by this loan, the Company repaid all but $10.0 million principal balance. The Portfolio Mortgage Loan is now only secured by one office property in the Austin Suburban Portfolio, Park Centre. See note 15, “Subsequent Events - Singapore Transaction” for more information.
(6) On May 15, 2017, in connection with the disposition of 50 Congress Street, the Company repaid the $31.4 million outstanding principal balance due under the 50 Congress Street Mortgage Loan.
(7) See “ – Israeli Bond Financing” below.
(8) Represents the payment type required under the loan as of September 30, 2017. Certain future monthly payments due under this loan also include amortizing principal payments. For more information of the Company’s contractual obligations under its notes and bonds payable, see five-year maturity table below.
(9) On July 6, 2017, in connection with the partial interest sale of 353 Sacramento, the 353 Sacramento Mortgage Loan was deconsolidated from the Company's balance sheet. See note 12, “Investment in Unconsolidated Joint Ventures” for a further discussion on the Company’s partial sale of 353 Sacramento.
(10) The 125 John Carpenter Mortgage Loan bears interest at a floating rate of the greater of (a) 2.0% or (b) 175 basis points over one-month LIBOR.
(11) Represents the unamortized premium/discount on notes and bonds payable due to the above- and below-market interest rates when the debt was assumed. The discount/premium is amortized over the remaining life of the notes and bonds payable.
During the three and nine months ended September 30, 2017, the Company incurred $9.6 million and $29.3 million of interest expense, respectively. Included in interest expense for the three and nine months ended September 30, 2017 was $1.0 million and $3.6 million of amortization of deferred financing costs, respectively. Additionally, during the three and nine months ended September 30, 2017, the Company capitalized $0.6 million and $1.7 million of interest to its investments in undeveloped land, respectively. During the three and nine months ended September 30, 2016, the Company incurred $8.0 million and $20.4 million of interest expense, respectively. Included in interest expense for the three and nine months ended September 30, 2016 was $1.1 million and $2.9 million of amortization of deferred financing costs, respectively. Additionally, during the three and nine months ended September 30, 2016 , the Company capitalized $0.5 million and $1.5 million of interest to its investments in undeveloped land, respectively.
As of September 30, 2017, the Company’s deferred financing costs were $10.1 million, net of amortization, which are included in notes and bonds payable, net on the accompanying consolidated balance sheets. As of December 31, 2016, the Company’s deferred financing costs were $12.5 million, net of amortization, of which $12.4 million is included in notes and bonds payable, net and $0.1 million is included in prepaid expenses and other assets on the accompanying consolidated balance sheets, respectively. As of September 30, 2017 and December 31, 2016, the Company’s interest payable was $3.0 million and $5.3 million, respectively.
The following is a schedule of maturities, including principal amortization payments, for all notes and bonds payable outstanding as of September 30, 2017 (in thousands):

October 1, 2017 through December 31, 2017	$32,706
2018	376,228
2019	158,157
2020	189,922
2021	55,787
Thereafter	187,388
$1,000,188
The Company’s notes payable contain financial debt covenants. As of September 30, 2017, the Company was in compliance with all of these debt covenants.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2017
(unaudited)

Israeli Bond Financing
On March 2, 2016, KBS Strategic Opportunity BVI, a wholly owned subsidiary of the Company, filed a final prospectus with the Israel Securities Authority for a proposed offering of up to 1,000,000,000 Israeli new Shekels of Series A debentures (the “Debentures”) at an annual interest rate not to exceed 4.25%. On March 1, 2016, KBS Strategic Opportunity BVI commenced the institutional tender of the Debentures and accepted application for 842.5 million Israeli new Shekels. On March 7, 2016, KBS Strategic Opportunity BVI commenced the public tender of the Debentures and accepted 127.7 million Israeli new Shekels.  In the aggregate, KBS Strategic Opportunity BVI accepted 970.2 million Israeli new Shekels (approximately $249.2 million as of March 8, 2016) in both the institutional and public tenders at an annual interest rate of 4.25%.  KBS Strategic Opportunity BVI issued the Debentures on March 8, 2016. The terms of the Debentures require principal installment payments equal to 20% of the face value of the Debentures on March 1st of each year from 2019 to 2023. As of September 30, 2017, the Company has one foreign currency option for an aggregate notional amount of $285.4 million to hedge its exposure to foreign currency exchange rate movements. See note 9, “Derivative Instruments” for a further discussion on the Company’s foreign currency option.
The deed of trust that governs the terms of the Debentures contains various financial covenants. As of September 30, 2017, the Company was in compliance with all of these financial debt covenants.

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
The Company enters into foreign currency options and foreign currency collars to mitigate its exposure to foreign currency exchange rate movements on its bonds payable outstanding denominated in Israeli new Shekels. The foreign currency collar consists of a purchased call option to buy and a sold put option to sell Israeli new Shekels. A foreign currency collar guarantees that the exchange rate of the currency will not fluctuate beyond the range of the options’ strike prices. The foreign currency option consists of a call option to buy Israeli new Shekels.
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
	$250,000
On August 3, 2017, the Company terminated the foreign currency collars and as a result received $6.6 million. On August 3, 2017, the Company entered into a foreign currency option, a USD put/ILS call option, to hedge against a change in the exchange rate of the Israeli new Shekel versus the U.S. Dollar as it now has the right, but not the obligation, to purchase up to 970.2 million Israeli Shekels at the rate of ILS 3.4 per USD. The cost of the foreign currency option was $3.4 million.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2017
(unaudited)

The following table summarizes the notional amount and other information related to the Company’s foreign currency option as of September 30, 2017. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (currency in thousands):

Derivative Instrument	Notional Amount	Strike Price	Trade Date	Maturity Date
Derivative instrument not designated as hedging instrument
Foreign currency option	$285,361	3.40 ILS-USD	08/03/2017	08/03/2018
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
As of September 30, 2017, the Company had entered into an interest rate cap, which was not designated as a hedging instrument. The following table summarizes the notional amount and other information related to the Company’s derivative instrument as of September 30, 2017. The notional amount is an indication of the extent of the Company’s involvement in the instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

Derivative Instrument	Effective Date	Maturity Date	Notional Value	Reference Rate
Interest rate cap	02/21/2017	02/13/2020	$46,875	One-month LIBOR at 3.00%
The following table sets forth the fair value of the Company’s derivative instruments as well as their classification on the consolidated balance sheets as of September 30, 2017 and December 31, 2016 (dollars in thousands):

		September 30, 2017		December 31, 2016
Derivative Instruments	Balance Sheet Location	Number of Instruments	Fair Value	Number of Instruments	Fair Value
Derivative instruments not designated as hedging instruments
Interest rate cap	Prepaid expenses and other assets	1	$17	1	$12
Foreign currency collars	Other liabilities	—	$—	4	$(3,910)
Foreign currency option	Prepaid expenses and other assets	1	$3,884	—	$—
The change in fair value of foreign currency options and collars that are not designated as cash flow hedges are recorded as foreign currency transaction gains or losses in the accompanying consolidated statements of operations. During the three months ended September 30, 2017, the Company recognized a $8.1 million loss related to the foreign currency option and collars, which is shown net against $3.7 million of foreign currency transaction gain in the accompanying consolidated statements of operations as foreign currency transaction loss, net. During the nine months ended September 30, 2017, the Company recognized a $10.9 million gain related to the foreign currency option and collars, which is shown net against $22.4 million of foreign currency transaction loss in the accompanying consolidated statements of operations as foreign currency transaction loss, net. During the three and nine months ended September 30, 2016, the Company recognized $1.5 million of foreign currency transaction gain, which is shown net against $8.2 million and $6.1 million, respectively, of foreign currency transaction losses in the accompanying consolidated statements of operations as foreign currency transaction loss, net. During the three and nine months ended September 30, 2017, the Company recorded unrealized losses of $14,000 and $102,000, respectively, on interest rate caps, which was included in interest expense on the accompanying consolidated statements of operations.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2017
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
Real estate equity securities: The Company's real estate equity securities are presented at fair value on the accompanying consolidated balance sheets. The fair value of real estate equity securities was based on a quoted price in an active market on a major stock exchange. The Company classifies these inputs as Level 1 inputs.
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
Notes and bonds payable: The fair values of the Company’s notes and bonds payable are estimated using a discounted cash flow analysis based on management’s estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio, type of collateral and other credit enhancements. Additionally, when determining the fair value of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available, the Company measures fair value using (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as assets or (ii) another valuation technique that is consistent with the principles of fair value measurement, such as the income approach or the market approach. The Company classifies these inputs as Level 3 inputs. The Company’s bonds issued in Israel are publicly traded on the Tel-Aviv Stock Exchange. The Company used the quoted price as of September 30, 2017 for the fair value of its bonds issued in Israel. The Company classifies this input as a Level 1 input.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2017
(unaudited)

Derivative instruments: The Company’s derivative instruments are presented at fair value on the accompanying consolidated balance sheets.  The valuation of these instruments is determined using a proprietary model that utilizes observable inputs.  As such, the Company classifies these inputs as Level 2 inputs. The fair value of interest rate caps (floors) are determined using the market standard methodology of discounting the future expected cash payments (receipts) which would occur if variable interest rates rise above (below) the strike rate of the caps (floors). The variable interest rates used in the calculation of projected payments (receipts) on the cap (floor) are based on an expectation of future interest rates derived from observed market interest rate curves and volatilities. The fair value of foreign currency option is based on a Black-Scholes model tailored for currency derivatives.
The following were the face values, carrying amounts and fair values of the Company’s financial instruments as of September 30, 2017 and December 31, 2016, which carrying amounts do not approximate the fair values (in thousands):

	September 30, 2017			December 31, 2016
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial asset:
Real estate debt securities	$17,500	$17,642	$17,358	$5,000	$4,683	$4,683
Financial liabilities:
Notes and bond payable	$725,647	$722,673	$727,521	$711,119	$707,169	$711,425
KBS SOR (BVI) Holdings, Ltd. Series A Debentures	$274,541	$267,575	$288,817	$251,811	$243,455	$253,120
Disclosure of the fair value of financial instruments is based on pertinent information available to the Company as of the period end and requires a significant amount of judgment. This has made the estimation of fair values difficult and, therefore, both the actual results and the Company’s estimate of value at a future date could be materially different.
As of September 30, 2017, the Company measured the following assets at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Real estate equity securities	$47,022	$47,022	$—	$—
Asset derivatives - interest rate caps	$17	$—	$17	$—
Asset derivative - foreign currency option	$3,884	$—	$3,884	$—

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2017
(unaudited)

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
During the three and nine months ended September 30, 2017 and 2016, no other business transactions occurred between the Company and these other KBS-sponsored programs.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2017
(unaudited)

Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three and nine months ended September 30, 2017 and 2016, respectively, and any related amounts payable as of September 30, 2017 and December 31, 2016 (in thousands):

	Incurred				Payable as of
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30, 2017	December 31, 2016
	2017	2016	2017	2016
Expensed
Asset management fees	$2,800	$2,639	$8,404	6,932	$—	$—
Acquisition fees on real estate (1)	—	1,690	—	2,964	—	—
Reimbursable operating expenses (2)	51	57	184	170	33	55
Disposition fees (3)	—	—	785	279	—	—
Capitalized
Acquisition fees on real estate (1)	71	—	907	—	—	—
Acquisition fees on real estate equity securities	43	—	429	—	—	—
	$2,965	$4,386	$10,709	$10,345	$33	$55
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
(2) The Advisor may seek reimbursement for certain employee costs under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $49,000 and $168,000 for the three and nine months ended September 30, 2017, respectively, and $30,000 and $114,000 for the three and nine months ended September 30, 2016, respectively, and were the only employee costs reimbursed under the Advisory Agreement during these periods. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company's direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company.
(3) Disposition fees with respect to real estate sold are included in the gain on sale of real estate in the accompanying consolidated statements of operations. Disposition fees with respect to the assignment of the Company's real estate loan receivable are included in general and administrative expenses in the accompanying consolidated statements of operations.
During the nine months ended September 30, 2017, the Advisor reimbursed the Company $0.4 million for expenses incurred to evaluate certain strategic transactions for which the Advisor has agreed to reimburse the Company and $0.1 million for a property insurance rebate. During the nine months ended September 30, 2016, the Advisor reimbursed the Company $0.1 million for a property insurance rebate and $0.1 million for legal and professional fees.
Pursuant to the Waiver Agreement, the Advisor waived any right it may have had to receive a disposition fee in connection with the 353 Sacramento Transaction and also waived its rights to future acquisition fees in an amount equal to 45% of the acquisition fees paid to the Advisor in connection with the Company’s original purchase of 353 Sacramento in July of 2016. Accordingly, the Advisor waived $0.8 million of acquisition fees for the purchase of 125 John Carpenter.
In connection with the 353 Sacramento Transaction, the Company paid a $0.1 million broker commission to Monarch Global Partners, LLC. The son of a member of the board of directors of KBS Strategic Opportunity BVI is a partner at Monarch Global Partners, LLC.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2017
(unaudited)

12.	INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
As of September 30, 2017 and December 31, 2016, the Company’s investments in unconsolidated joint ventures were composed of the following (dollars in thousands):

				Investment Balance at
Joint Venture	Number of Properties	Location	Ownership %	September 30, 2017	December 31, 2016
NIP Joint Venture	8	Various	Less than 5.0%	$4,317	$5,305
110 William Joint Venture	1	New York, New York	60.0%	8,668	70,544
353 Sacramento Joint Venture	1	San Francisco, California	55.0%	45,344	—
				$58,329	$75,849
Investment in National Industrial Portfolio Joint Venture
On May 18, 2012, the Company, through an indirect wholly owned subsidiary, entered into a joint venture (the “NIP Joint Venture”) with OCM NIP JV Holdings, L.P. and HC KBS NIP JV, LLC (“HC-KBS”). As of September 30, 2017, the NIP Joint Venture owned eight industrial properties and a master lease with respect to another industrial property encompassing 4.4 million square feet. The Company made an initial capital contribution of $8.0 million which represents less than a 5.0% ownership interest in the NIP Joint Venture as of September 30, 2017. The Company has virtually no influence over the NIP Joint Venture’s operations, financial policies or decision making. Accordingly, the Company has accounted for its investment in the NIP Joint Venture under the cost method of accounting. Income, losses and distributions from the NIP Joint Venture are generally allocated among the members based on their respective equity interests.
KBS REIT I, an affiliate of the Advisor, is a member of HC-KBS and has a participation interest in certain future potential profits generated by the NIP Joint Venture.  However, KBS REIT I does not have any equity interest in the NIP Joint Venture. None of the other joint venture partners are affiliated with the Company or the Advisor.
As of September 30, 2017 and December 31, 2016, the book value of the Company’s investment in the NIP Joint Venture was $4.3 million and $5.3 million, respectively. During the three months ended September 30, 2017, the Company did not receive any distributions related to its investment in the NIP Joint Venture. During the nine months ended September 30, 2017, the Company received a distribution of $2.9 million related to its investment in the NIP Joint Venture. The Company recognized $1.9 million of income distributions and $1.0 million of return of capital from the NIP Joint Venture. During the three and nine months ended September 30, 2016, the Company did not receive any distributions related to its investment in the NIP Joint Venture.
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
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2017
(unaudited)

As of September 30, 2017 and December 31, 2016, the book value of the Company’s investment in the 110 William Joint Venture was $8.7 million and $70.5 million, respectively, which includes $1.5 million of unamortized acquisition fees and expenses incurred directly by the Company. During the nine months ended September 30, 2017, the 110 William Joint Venture made a $58.2 million return of capital distribution to the Company and a $38.8 million return of capital distribution to the 110 William JV Partner funded with proceeds from the 110 William refinancing discussed below.
Summarized financial information for the 110 William Joint Venture follows (in thousands):

	September 30, 2017	December 31, 2016
Assets:
Real estate assets, net of accumulated depreciation and amortization	$252,428	$262,192
Other assets	31,135	23,355
Total assets	$283,563	$285,547
Liabilities and equity:
Notes payable, net (1)	$259,123	$157,628
Other liabilities	12,468	12,872
Partners’ capital	11,972	115,047
Total liabilities and equity	$283,563	$285,547
_____________________
(1) See “- 110 William Joint Venture Refinance” below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	$9,614	$8,461	$27,328	$25,100
Expenses:
Operating, maintenance, and management	2,577	3,162	7,343	8,120
Real estate taxes and insurance	1,637	1,535	4,725	4,502
Depreciation and amortization	4,664	3,563	12,277	9,831
Interest expense	3,951	1,517	9,150	4,541
Total expenses	12,829	9,777	33,495	26,994
Other income	14	16	42	48
Net loss	$(3,201)	$(1,300)	$(6,125)	$(1,846)
Company’s equity in loss of unconsolidated joint venture	$(1,930)	$(791)	$(3,706)	$(1,139)

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2017
(unaudited)

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
Investment in 353 Sacramento Joint Venture
On July 6, 2017, the Company, through an indirect wholly owned subsidiary, entered into an agreement with the Migdal Members to form the 353 Sacramento Joint Venture. On July 6, 2017, the Company sold a 45% equity interest in an entity that owns 353 Sacramento to the Migdal Members. The sale resulted in 353 Sacramento being owned by the 353 Sacramento Joint Venture, in which the Company indirectly owns 55% of the equity interests and the Migdal Members indirectly own 45% in the aggregate of the equity interests.
The Company exercises significant influence over the operations, financial policies and decision making with respect to the 353 Sacramento Joint Venture but significant decisions require approval from both members. Accordingly, the Company has accounted for its investment in the 353 Sacramento Joint Venture under the equity method of accounting. Income, losses, contributions and distributions are generally allocated based on the members’ respective equity interests.
As of September 30, 2017, the book value of the Company’s investment in the 353 Sacramento Joint Venture was $45.3 million. During the three and nine months ended September 30, 2017, the Company did not receive any distributions related to its investment in the 353 Sacramento Joint Venture.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2017
(unaudited)

Summarized financial information for the 353 Sacramento Joint Venture follows (in thousands):

September 30, 2017
Assets:
Real estate assets, net of accumulated depreciation and amortization	$170,477
Other assets	5,438
Total assets	$175,915
Liabilities and equity:
Notes payable, net	$87,605
Other liabilities	6,358
Partners’ capital	81,952
Total liabilities and equity	$175,915

For the Period from July 6, 2017 to September 30, 2017
Revenues	$3,507
Expenses:
Operating, maintenance, and management	936
Real estate taxes and insurance	603
Depreciation and amortization	1,724
Interest expense	1,138
Total expenses	4,401
Net loss	$(894)
Company’s equity in loss of unconsolidated joint venture	$(222)

13.	SUPPLEMENTAL CASH FLOW AND SIGNIFICANT NONCASH TRANSACTION DISCLOSURES
Supplemental cash flow and significant noncash transaction disclosures were as follows (in thousands):

	Nine Months Ended September 30,
	2017	2016
Supplemental Disclosure of Cash Flow Information:
Interest paid, net of capitalized interest of $1,732 and $1,478 for the nine months ended September 30, 2017 and 2016, respectively	$27,732	$16,146
Supplemental Disclosure of Significant Noncash Transactions:
Assets and liabilities deconsolidated in connection with the 353 Sacramento partial sale:
Real estate, net	170,586	—
Rents and other receivables, net	1,244	—
Prepaid expenses and other assets	555	—
Notes payable, net	87,132	—
Accounts payable and accrued liabilities	1,574	—
Below-market leases, net	2,960	—
Other liabilities	924	—
Application of escrow deposits to acquisition of real estate	2,000	—
Increase in accrued improvements to real estate	1,319	1,686
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	8,666	9,520

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2017
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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Although there can be no assurance, the Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations as of September 30, 2017. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities.
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
Singapore Transaction
On November 8, 2017, the Company, through 11 wholly owned subsidiaries, sold 11 of its properties (the “Singapore Portfolio”) to various subsidiaries of Keppel-KBS US REIT, a newly formed Singapore real estate investment trust (the “SREIT”) that was listed on the Singapore Stock Exchange (the “Singapore Transaction”).  The sale price of the Singapore Portfolio was $804.0 million, before third-party closing costs of approximately $7.7 million and excluding any disposition fees payable to the Advisor. The Singapore Portfolio consists of the following properties: 1800 West Loop, Westech 360 (part of the Austin Suburban Portfolio), Great Hills Plaza (part of the Austin Suburban Portfolio), Westmoor Center, Iron Point Business Park, the Plaza Buildings, Bellevue Technology Center, Northridge Center I and II, West Loop I and II, Powers Ferry Landing East and Maitland Promenade II. As of September 30, 2017, the carrying value of the Singapore Portfolio was $546.5 million. In connection with the Singapore Transaction, the Company repaid $401.7 million of outstanding debt secured by the properties in the Singapore Portfolio. The Company also used approximately $52.5 million of the proceeds to acquire units in the SREIT representing a 9.5% ownership interest. Currently, the SREIT does not own any properties other than the Singapore Portfolio. The SREIT was established with the investment strategy of principally investing, directly or indirectly, in a diversified portfolio of income-producing commercial assets and real estate-related assets in the key growth markets of the United States.
The SREIT will be externally managed by a joint venture (the “Manager”) between (i) an entity in which Keith D. Hall, the Company’s Chief Executive Officer and a director, and Peter McMillan III, the Company’s President and Chairman of the board of directors, have an indirect ownership interest and (ii) Keppel Capital Holding Pte. Ltd., which is not affiliated with the Company. The SREIT is expected to pay certain purchase and sale commissions and asset management fees to the Manager in exchange for the provision of certain management services.

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
On January 8, 2009, we filed a registration statement on Form S-11 with the SEC to offer a minimum of 250,000 shares and a maximum of 140,000,000 shares of common stock for sale to the public, of which 100,000,000 shares were registered in our primary offering and 40,000,000 shares were registered under our dividend reinvestment plan. We ceased offering shares of common stock in our primary offering on November 14, 2012. We sold 56,584,976 shares of common stock in the primary offering for gross offering proceeds of $561.7 million. We continue to offer shares of common stock under the dividend reinvestment plan. As of September 30, 2017, we had sold 6,620,362 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $74.0 million. Also as of September 30, 2017, we had redeemed 6,705,949 of the shares sold in our offering for $85.0 million. Additionally, on December 29, 2011 and October 23, 2012, we issued 220,994 shares and 55,249 shares of common stock, respectively, for $2.0 million and $0.5 million, respectively, in private transactions exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.
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
As of September 30, 2017, we consolidated 20 real estate investments comprised of 11 office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 25 acres of undeveloped land, one office portfolio consisting of three office properties, one office/flex/industrial portfolio consisting of 21 buildings, one retail property, two apartment properties, two investments in undeveloped land with approximately 1,100 developable acres, and owned three investments in unconsolidated joint ventures, an investment in real estate debt securities and an investment in real estate securities.
Market Outlook – Real Estate and Real Estate Finance Markets
The following discussion is based on management’s beliefs, observations and expectations with respect to the real estate and real estate finance markets.
The global economy is broadly improving albeit at an uneven pace. European economic growth has recently picked up, with improving employment data in most of the European Union countries. The U.K. and China remain areas of concern. The U.K. is working through its BREXIT process, whereas the Chinese economy has shown signs of stabilization, but is still struggling with uncertainty in its banking system in relation to bad loans. Against this backdrop, the central banks of the world’s major industrialized economies are beginning to back away from their strong monetary accommodation. Quantitative easing (“QE”) in Japan and Europe is slowing, but the liquidity generated from these programs continues to impact the global capital markets.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

At a duration of 100 months (as of the end of third quarter 2017), the current business cycle, which commenced in June 2009, is the third longest in U.S. history, behind only the periods between 1961 - 1969 and 1991 - 2001. In June 2017, the U.S. Federal Reserve (the “Fed”) increased interest rates for the fourth time in three years. Expectations are that the Fed will increase rates again in December, citing low unemployment and strong economic growth. The Fed is still attempting to normalize the level of interest rates in the United States. U.S. interest rates are relatively high when compared to Europe, where the European Central Bank is still engaging in QE. Global inflation is starting to show signs of life, as U.S. inflation has grown to approximately 1.9% versus 2.9% in the U.K. and 1.5% in the Eurozone. Real gross domestic product (“GDP”) in the United States has had two consecutive quarters of 3.0% or greater growth, and the U.S. unemployment rate is currently a relatively low 4.2%. Personal income growth has started to increase and unemployment statistics indicate that labor market conditions are finally showing real improvements. Political uncertainty surrounding the current administration’s budget, tax reform plans and the continued weakness in retailers, all may adversely impact business and consumer confidence.
In 2017, the U.S. commercial real estate market has seen a decline in transaction volume and a slowing of price increases. In the aggregate, property level operating income growth has begun to slow, while lending standards have tightened. The United States continues to benefit from inflows of foreign capital, albeit at a slowing rate. The capital flows from China have dropped as the Chinese government has successfully imposed constraints on capital leaving the country. The industrial property sector is a standout for investors, as internet sales volumes continue to increase the demand for warehouses and logistics-related assets. Traditional sources of capital are favoring a “risk-off” approach, as capital flows have shifted equity towards debt, or secured, investing. Commercial real estate returns are increasingly being driven by property income (yield), as opposed to price appreciation through cap rate compression.
Lenders with long memories remain disciplined in their underwriting of investments. For balance sheet lenders, such as banks and insurance companies, underwriting standards for commercial real estate have tightened. This has resulted in lower loan-to-value and higher debt coverage ratios. CMBS originations rebounded in the third quarter as banks and insurance companies tightened loan terms. CMBS volumes are on pace to beat 2016 issuance volumes. This is a positive for the U.S. commercial real estate markets as it illustrates the virtues of having a diversified set of funding sources.
Liquidity and Capital Resources
Our principal demand for funds during the short and long-term is and will be for the acquisition of real estate and real estate-related investments, payment of operating expenses, capital expenditures and general and administrative expenses, payments under debt obligations, redemptions of common stock (including shares purchased under a tender offer) and payments of distributions to stockholders. To date, we have had six primary sources of capital for meeting our cash requirements:

•	Proceeds from the primary portion of our initial public offering;

•	Proceeds from our dividend reinvestment plan;

•	Proceeds from our public bond offering in Israel;

•	Debt financing;

•	Proceeds from the sale of real estate and the repayment of real estate-related investments; and

•	Cash flow generated by our real estate and real estate-related investments.
We sold 56,584,976 shares of common stock in the primary portion of our initial public offering for gross offering proceeds of $561.7 million. We ceased offering shares in the primary portion of our initial public offering on November 14, 2012. We continue to offer shares of common stock under the dividend reinvestment plan. As of September 30, 2017, we had sold 6,620,362 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $74.0 million. To date, we have invested all of the net proceeds from our initial public offering in real estate and real estate-related investments. We intend to use our cash on hand, proceeds from asset sales, proceeds from debt financing, cash flow generated by our real estate operations and real estate-related investments and proceeds from our dividend reinvestment plan as our primary sources of immediate and long-term liquidity.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures and corporate general and administrative expenses.  Cash flow from operations from our real estate investments is primarily dependent upon the occupancy levels of our properties, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures.  As of September 30, 2017, our properties, excluding apartment properties, were collectively 83% occupied and our apartment properties were collectively 97% occupied.
Investments in real estate debt securities generate cash flow in the form of interest income, which are reduced by loan service fees, asset management fees and corporate general and administrative expenses. Investments in real estate equity securities generate cash flow in the form of dividend income, which is reduced by asset management fees. As of September 30, 2017, we had an investment in real estate debt securities outstanding with a total book value of $17.6 million and an investment in real estate equity securities outstanding with a total book value of $47.0 million.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee of our board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expense reimbursements for the four fiscal quarters ended September 30, 2017 did not exceed the charter imposed limitation.
For the nine months ended September 30, 2017, our cash needs for capital expenditures, redemptions of common stock and debt servicing were met with proceeds from debt financing, proceeds from our dividend reinvestment plan and cash on hand. Operating cash needs during the same period were met through cash flow generated by our real estate and real estate-related investments and cash on hand. As of September 30, 2017, we had outstanding debt obligations in the aggregate principal amount of $1.0 billion, with a weighted-average remaining term of 2.7 years. As of September 30, 2017, we had a total of $380.4 million of debt obligations scheduled to mature within 12 months of that date. On November 8, 2017, we repaid $291.9 million of this outstanding balance at September 30, 2017, see “Subsequent Events - Singapore Transaction” for more information. We plan to exercise our extension options available under our loan agreements or pay down or refinance the related notes payable prior to their maturity dates.
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
Cash Flows from Operating Activities
As of September 30, 2017, we consolidated 20 real estate investments comprised of 11 office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 25 acres of undeveloped land, one office portfolio consisting of three office properties, one office/flex/industrial portfolio consisting of 21 buildings, one retail property, two apartment properties, two investments in undeveloped land with approximately 1,100 developable acres, and owned three investments in unconsolidated joint ventures, an investment in real estate debt securities and an investment in real estate equity securities. During the nine months ended September 30, 2017, net cash provided by operating activities was $19.7 million. We expect that our cash flows from operating activities will increase in future periods as a result of leasing additional space that is currently unoccupied and anticipated future acquisitions of real estate and real estate-related investments. However, our cash flows from operating activities may decrease to the extent that we dispose of assets.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flows from Investing Activities
Net cash used in investing activities was $56.1 million for the nine months ended September 30, 2017 and primarily consisted of the following:

•	Acquisition of two office properties for $165.5 million;

•	Proceeds from the sale of one office property, 102 acres of undeveloped land and the partial sale of 353 Sacramento of $130.6 million;

•	Distributions of capital from unconsolidated joint ventures of $59.2 million, of which $58.2 million relates to the 110 William Joint Venture and $1.0 million relates to the NIP Joint Venture;

•	Investment in real estate securities of $43.3 million;

•	Improvements to real estate of $28.8 million;

•	Investment in real estate debt securities of $12.5 million;

•	Proceeds from disposition of foreign currency collars of $6.6 million;

•	Purchase of a foreign currency option for $3.4 million;

•	Proceeds for future development obligations of $1.4 million;

•	Funding of development obligations of $0.9 million;

•	Insurance proceeds for property damages of $0.7 million; and

•	Purchase of an interest rate cap for $0.1 million.
Cash Flows from Financing Activities
Net cash provided by financing activities was $85.0 million for the nine months ended September 30, 2017 and consisted primarily of the following:

•
$100.5 million of net cash provided by debt and other financings as a result of proceeds from notes payable of $176.8 million, partially offset by principal payments on notes and bonds payable of $73.9 million and payments of deferred financing costs of $2.3 million;

•	$8.1 million of cash used for redemptions of common stock;

•	$7.2 million of net cash distributions to stockholders, after giving effect to distributions reinvested by stockholders of $8.7 million;

•	$0.4 million of payments made in connection with a potential offering; and

•	$0.2 million of contributions to noncontrolling interests.
In order to execute our investment strategy, we utilize secured debt and we may, to the extent available, utilize unsecured debt, to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinancing and interest risks, are properly balanced with the benefit of using leverage. There is no limitation on the amount we may borrow for any single investment. Our charter limits our total liabilities such that our total liabilities may not exceed 75% of the cost of our tangible assets; however, we may exceed that limit if a majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our common stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of September 30, 2017, our borrowings and other liabilities were approximately 72% of the cost (before depreciation and other noncash reserves) and book value (before depreciation) of our tangible assets.
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
On September 14, 2017, we commenced a self-tender offer (the “SOR Offer”) for up to 3,553,660 shares of common stock at a price of $14.07 per share, or approximately $50.0 million of shares. On October 18, 2017, we increased the number of shares accepted for payment in the SOR Offer by up to 1,135,912 shares at a price of $14.07 per share, or approximately $16.0 million of shares. On October 23, 2017, we accepted for purchase 4,688,671 shares for an aggregate cost of $66.0 million, excluding fees and expenses related to the SOR Offer.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Because of the SOR Offer, the share redemption program was suspended from September 29, 2017 through October 31, 2017, meaning no redemptions were made in September or October (including those requested following a stockholder’s death, qualifying disability or determination of incompetence). We cancelled all outstanding redemption requests under the share redemption program as of the commencement of the SOR Offer and were not accepting any redemption requests under the share redemption program during the term of the SOR Offer.
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
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of September 30, 2017 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2017	2018-2019	2020-2021	Thereafter
Outstanding debt obligations (1)	$1,000,188	$32,706	$534,385	$245,709	$187,388
Interest payments on outstanding debt obligations (2)	82,210	9,278	45,271	19,689	7,972
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts, maturity dates, foreign currency rates and interest rates in effect at September 30, 2017. We incurred interest expense of $27.3 million, excluding amortization of deferred financing costs of $3.6 million and unrealized losses on interest rate caps of $0.1 million and including interest capitalized of $1.7 million, for the nine months ended September 30, 2017.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations
Overview
As of September 30, 2016, we owned 11 office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 25 acres of undeveloped land, one office portfolio consisting of three office properties, one office/flex/industrial portfolio consisting of 21 buildings, one retail property, two apartment properties, two investments in undeveloped land encompassing an aggregate of 1,670 acres, one first mortgage loan and two investments in unconsolidated joint ventures. As of September 30, 2017, we owned 11 office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 25 acres of undeveloped land, one office portfolio consisting of three office properties, one office/flex/industrial portfolio consisting of 21 buildings, one retail property, two apartment properties, two investments in undeveloped land with approximately 1,100 developable acres, three investments in unconsolidated joint ventures, an investment in real estate debt securities and an investment in real estate equity securities. Our results of operations for the three and nine months ended September 30, 2017 may not be indicative of those in future periods due to acquisition and disposition activities. Additionally, the occupancy in our properties has not been stabilized. As of September 30, 2017, our office and retail properties were collectively 83% occupied and our apartment properties were collectively 97% occupied.  However, due to the short outstanding weighted-average lease term in the portfolio of less than four years, we do not put significant emphasis on quarterly changes in occupancy (positive or negative) in the short run. Our underwriting and valuations are generally more sensitive to “terminal values” that may be realized upon the disposition of the assets in the portfolio and less sensitive to ongoing cash flows generated by the portfolio in the years leading up to an eventual sale. There are no guarantees that occupancies of our assets will increase, or that we will recognize a gain on the sale of our assets. We funded the acquisitions of these investments with proceeds from our initial public offering and debt financing. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of leasing additional space and acquiring additional assets but decrease due to disposition activity.
Comparison of the three months ended September 30, 2017 versus the three months ended September 30, 2016
The following table provides summary information about our results of operations for the three months ended September 30, 2017 and 2016 (dollar amounts in thousands):

	Three Months Ended September 30,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions/ Originations/ Dispositions (1)	$ Change Due to Investments Held Throughout Both Periods (2)
	2017	2016
Rental income	$27,850	$29,229	$(1,379)	(5)%	$(1,895)	$516
Tenant reimbursements	6,094	5,902	192	3%	(277)	469
Other operating income	944	1,002	(58)	(6)%	38	(96)
Interest income from real estate debt securities	511	—	511	n/a	511	—
Dividend income from real estate equity securities	1,015	—	1,015	n/a	1,015	—
Operating, maintenance, and management costs	11,431	10,932	499	5%	(151)	650
Real estate taxes and insurance	4,780	4,516	264	6%	(395)	659
Asset management fees to affiliate	2,800	2,639	161	6%	100	61
Real estate acquisition fees to affiliate	—	1,690	(1,690)	n/a	(1,690)	—
Real estate acquisition fees and expenses	—	274	(274)	n/a	(274)	—
General and administrative expenses	1,170	1,337	(167)	(12)%	n/a	n/a
Foreign currency transaction loss, net	4,356	6,639	(2,283)	(34)%	n/a	n/a
Depreciation and amortization	13,228	14,337	(1,109)	(8)%	(682)	(427)
Interest expense	9,618	7,992	1,626	20%	n/a	n/a
Equity in loss of unconsolidated joint ventures	(2,152)	(791)	(1,361)	172%	(222)	(1,139)
Gain on sale of real estate	2,239	—	2,239	n/a	2,239	—
_____________________
(1) Represents the dollar amount increase (decrease) for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 related to real estate and real estate-related investments acquired, originated, repaid, disposed or deconsolidated on or after July 1, 2016.
(2) Represents the dollar amount increase (decrease) for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 with respect to real estate and real estate-related investments owned by us during the entirety of both periods presented.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Rental income decreased from $29.2 million for the three months ended September 30, 2016 to $27.9 million for the three months ended September 30, 2017 and tenant reimbursements increased from $5.9 million for the three months ended September 30, 2016 to $6.1 million for the three months ended September 30, 2017, primarily as a result of the sale of a 45% interest in the 353 Sacramento property, which resulted in deconsolidation, and a decrease in occupancy related to our office and retail properties held throughout both periods, partially offset by the growth in our real estate portfolio, an increase in annualized base rent per square foot related to our properties held throughout both periods and an increase in occupancy related to our apartment properties held throughout both periods. Annualized base rent per square foot increased from $20.46 as of September 30, 2016 to $20.90 as of September 30, 2017 related to properties (excluding apartments) held throughout both periods. The occupancy of our office and retail properties, collectively, held throughout both periods decreased from 87% as of September 30, 2016 to 85% as of September 30, 2017 and the occupancy of our apartment properties, collectively, held throughout both periods increased from 90% as of September 30, 2016 to 97% as of September 30, 2017. We expect rental income and tenant reimbursements to increase in future periods as a result of owning real estate acquired in 2017 for an entire period, future acquisitions of real estate and leasing additional space but to decrease to the extent we dispose of properties.
Property operating costs and real estate taxes and insurance increased from $10.9 million and $4.5 million, respectively, for the three months ended September 30, 2016 to $11.4 million and $4.8 million, respectively, for the three months ended September 30, 2017, primarily as a result of the growth in our real estate portfolio, increase in assessed property values and inflation, offset by the sale of a 45% interest in the 353 Sacramento property, which resulted in deconsolidation. We expect property operating costs and real estate taxes and insurance to increase in future periods as a result of owning real estate acquired in 2017 for an entire period, future acquisitions of real estate, increasing occupancy of our real estate assets and inflation but to decrease to the extent we dispose of properties.
Asset management fees increased from $2.6 million for the three months ended September 30, 2016 to $2.8 million for the three months ended September 30, 2017 primarily as a result of the growth in our real estate portfolio, offset by the sale of a 45% interest in the 353 Sacramento property, which resulted in deconsolidation. We expect asset management fees to increase in future periods as a result of owning real estate-related investments acquired in 2017 for an entire period, future acquisitions of real estate and capital expenditures but to decrease to the extent we dispose of properties. All asset management fees incurred as of September 30, 2017 have been paid.
Real estate acquisition fees and expenses to affiliates and non-affiliates were $2.0 million for the three months ended September 30, 2016. During the three months ended September 30, 2017, we did not acquire any investments accounted for as a business combination. We adopted ASU No. 2017-01 for the reporting period beginning January 1, 2017.  As a result of the adoption of ASU No. 2017-01, our acquisitions of real estate properties beginning January 1, 2017 qualified as asset acquisitions as opposed to business combinations. Transaction costs associated with asset acquisitions are capitalized, while transaction costs associated with business combinations will continue to be expensed. We expect real estate acquisition fees and expenses to vary in future periods based upon acquisition activity.
General and administrative expenses decreased from $1.3 million for the three months ended September 30, 2016 to $1.2 million for the three months ended September 30, 2017, primarily due to decreased legal and auditor costs related to the Israeli securities law compliance requirements of KBS Strategic Opportunity BVI. We expect general and administrative expenses to fluctuate based on our legal expenses and investment and disposition activity.
We recognized $6.6 million of foreign currency transaction loss, net, for the three months ended September 30, 2016 and $4.4 million of foreign currency transaction loss, net, for the three months ended September 30, 2017 related to the Series A debentures issued in Israel. These debentures are denominated in Israeli new Shekels and we expect to recognize foreign transaction gains and losses based on changes in foreign currency exchange rates, but expect our exposure to be limited to the extent that we have entered into a foreign currency collar or hedge. For the three months ended September 30, 2017, the foreign currency transaction loss, net, consists of $3.7 million of foreign currency transaction gain, partially offset by a $8.1 million loss related to our foreign currency collars and hedge.
Depreciation and amortization decreased from $14.3 million for the three months ended September 30, 2016 to $13.2 million for the three months ended September 30, 2017, primarily as a result of the sale of a 45% interest in the 353 Sacramento property, which resulted in deconsolidation, partially offset by the growth in our real estate portfolio. We expect depreciation and amortization to increase in future periods as a result of owning real estate acquired in 2017 for an entire period and future acquisitions of real estate properties, but to decrease as a result of amortization of tenant origination costs related to lease expirations and disposition of properties.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Interest expense increased from $8.0 million for the three months ended September 30, 2016 to $9.6 million for the three months ended September 30, 2017, primarily due to increased borrowings as a result of acquisition activity. Excluded from interest expense was $0.6 million and $0.5 million of interest capitalized to our investments in undeveloped land during the three months ended September 30, 2017 and 2016, respectively. Our interest expense in future periods will vary based on interest rate fluctuations, the amount of interest capitalized and our level of future borrowings, which will depend on the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives and will decrease to the extent we dispose of properties and paydown debt.
Equity in loss of unconsolidated joint ventures increased from $0.8 million for the three months ended September 30, 2016 to $2.2 million for the three months ended September 30, 2017, primarily due to increased interest expense as a result of increased borrowings associated with the 110 William Joint Venture refinancing of its mortgage loans on March 6, 2017 and the equity in loss related to 353 Sacramento, which has been accounted for as an unconsolidated joint venture under the equity method of accounting beginning July 2017.
During the three months ended September 30, 2016, we had no dispositions. During the three months ended September 30, 2017, we sold a 45% interest in the 353 Sacramento property, which resulted in deconsolidation, and recognized deferred profit related to the sale of 102 acres of undeveloped land that resulted in a total gain on sale of $2.2 million. We recognized a gain on sale of $1.7 million related to the sale of a 45% interest in the 353 Sacramento property. We recognized $0.5 million of the deferred profit related to the land sale.
Comparison of the nine months ended September 30, 2017 versus the nine months ended September 30, 2016
The following table provides summary information about our results of operations for the nine months ended September 30, 2017 and 2016 (dollar amounts in thousands):

	Nine Months Ended September 30,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions/ Originations/ Dispositions (1)	$ Change Due to Investments Held Throughout Both Periods (2)
	2017	2016
Rental income	$90,200	$76,646	$13,554	18%	$11,521	$2,033
Tenant reimbursements	18,188	15,484	2,704	17%	1,573	1,131
Other operating income	3,484	2,580	904	35%	104	800
Interest income from real estate debt securities	1,271	—	1,271	n/a	1,271	—
Dividend income from real estate equity securities	1,505	—	1,505	n/a	1,505	—
Interest income from real estate loan receivable	—	3,655	(3,655)	n/a	(3,655)	—
Operating, maintenance, and management costs	33,638	29,755	3,883	13%	4,218	(335)
Real estate taxes and insurance	14,932	12,419	2,513	20%	1,477	1,036
Asset management fees to affiliate	8,404	6,932	1,472	21%	1,291	181
Real estate acquisition fees to affiliate	—	2,964	(2,964)	n/a	(2,964)	—
Real estate acquisition fees and expenses	—	542	(542)	n/a	(542)	—
General and administrative expenses	4,291	4,172	119	3%	n/a	n/a
Foreign currency transaction loss, net	11,454	4,602	6,852	149%	n/a	n/a
Depreciation and amortization	43,136	37,436	5,700	15%	7,005	(1,305)
Interest expense	29,327	20,354	8,973	44%	n/a	n/a
Income from unconsolidated joint venture	1,869	—	1,869	n/a	—	1,869
Equity in loss of unconsolidated joint ventures	(3,928)	(1,139)	(2,789)	245%	(222)	(2,567)
Gain on sale of real estate	36,267	—	36,267	n/a	36,267	—
_____________________
(1) Represents the dollar amount increase (decrease) for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 related to real estate and real estate-related investments acquired, originated, repaid, disposed or deconsolidated on or after January 1, 2016.
(2) Represents the dollar amount increase (decrease) for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 with respect to real estate and real estate-related investments owned by us during the entirety of both periods presented.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Rental income and tenant reimbursements increased from $76.6 million and $15.5 million, respectively, for the nine months ended September 30, 2016 to $90.2 million and $18.2 million, respectively, for the nine months ended September 30, 2017, primarily as a result of the growth in our real estate portfolio, an increase in annualized base rent per square foot related to our properties held throughout both periods and an increase in occupancy related to our apartment properties held throughout both periods, partially offset by a decrease in occupancy related to our office and retail properties held throughout both periods. Annualized base rent per square foot increased from $21.42 as of September 30, 2016 to $21.95 as of September 30, 2017 related to properties (excluding apartments) held throughout both periods. The occupancy of our office and retail properties, collectively, held throughout both periods decreased from 88% as of September 30, 2016 to 85% as of September 30, 2017 and the occupancy of our apartment properties, collectively, held throughout both periods increased from 90% as of September 30, 2016 to 97% as of September 30, 2017. We expect rental income and tenant reimbursements to increase in future periods as a result of owning real estate acquired in 2017 for an entire period, future acquisitions of real estate and leasing additional space but to decrease to the extent we dispose of properties.
Property operating costs and real estate taxes and insurance increased from $29.8 million and $12.4 million, respectively, for the nine months ended September 30, 2016 to $33.6 million and $14.9 million, respectively, for the nine months ended September 30, 2017, primarily as a result of the growth in our real estate portfolio, increase in assessed property values and inflation. We expect property operating costs and real estate taxes and insurance to increase in future periods as a result of owning real estate acquired in 2017 for an entire period, future acquisitions of real estate, increasing occupancy of our real estate assets and inflation but to decrease to the extent we dispose of properties.
Asset management fees increased from $6.9 million for the nine months ended September 30, 2016 to $8.4 million for the nine months ended September 30, 2017 primarily as a result of the growth in our real estate portfolio. We expect asset management fees to increase in future periods as a result of owning real estate-related investments acquired in 2017 for an entire period, future acquisitions of real estate and capital expenditures but to decrease to the extent we dispose of properties. All asset management fees incurred as of September 30, 2017 have been paid.
Real estate acquisition fees and expenses to affiliates and non-affiliates were $3.5 million for the nine months ended September 30, 2016. During the nine months ended September 30, 2017, we did not acquire any investments accounted for as a business combination. We adopted ASU No. 2017-01 for the reporting period beginning January 1, 2017.  As a result of the adoption of ASU No. 2017-01, our acquisitions of real estate properties beginning January 1, 2017 qualified as asset acquisitions as opposed to business combinations. Transaction costs associated with asset acquisitions are capitalized, while transaction costs associated with business combinations will continue to be expensed. We expect real estate acquisition fees and expenses to vary in future periods based upon acquisition activity.
We recognized $4.6 million of foreign currency transaction loss, net, for the nine months ended September 30, 2016 and $11.5 million of foreign currency transaction loss, net, for the nine months ended September 30, 2017 related to the Series A debentures issued in Israel. These debentures are denominated in Israeli new Shekels and we expect to recognize foreign transaction gains and losses based on changes in foreign currency exchange rates, but expect our exposure to be limited to the extent that we have entered into a foreign currency collar or hedge. For the nine months ended September 30, 2017, the foreign currency transaction loss, net, consists of $22.4 million of foreign currency transaction loss, partially offset by a $10.9 million gain related to our foreign currency collars and hedge.
Depreciation and amortization increased from $37.4 million for the nine months ended September 30, 2016 to $43.1 million for the nine months ended September 30, 2017, primarily as a result of the growth in our real estate portfolio, partially offset by a decrease related to properties held throughout both periods as a result of amortization of tenant origination costs related to lease expirations. We expect depreciation and amortization to increase in future periods as a result of owning real estate acquired in 2017 for an entire period and future acquisitions of real estate properties, but to decrease as a result of amortization of tenant origination costs related to lease expirations and disposition of properties.
Interest expense increased from $20.4 million for the nine months ended September 30, 2016 to $29.3 million for the nine months ended September 30, 2017, primarily due to increased borrowings as a result of our bond offering and acquisition activity. Excluded from interest expense was $1.7 million and $1.0 million of interest capitalized to our investments in undeveloped land during the nine months ended September 30, 2017 and 2016, respectively. Our interest expense in future periods will vary based on interest rate fluctuations, the amount of interest capitalized and our level of future borrowings, which will depend on the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives and will decrease to the extent we dispose of properties and paydown debt.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

During the nine months ended September 30, 2017, we received a distribution of $2.9 million related to our investment in the NIP Joint Venture consisting of $1.9 million of income distributions and $1.0 million of return of capital from the NIP Joint Venture. During the nine months ended September 30, 2016, we did not receive any distributions related to our investment in the NIP Joint Venture.
Equity in loss of unconsolidated joint ventures increased from $1.1 million for the nine months ended September 30, 2016 to $3.9 million for the nine months ended September 30, 2017, primarily due to increased interest expense as a result of increased borrowings associated with the 110 William Joint Venture refinancing of its mortgage loans on March 6, 2017 and the equity in loss related to 353 Sacramento, which has been accounted for as an unconsolidated joint venture under the equity method of accounting beginning July 2017.
During the nine months ended September 30, 2016, we had no dispositions. During the nine months ended September 30, 2017,we sold one office property, a 45% interest in the 353 Sacramento property and 102 acres of undeveloped land that resulted in a gain on sale of $36.3 million. We recognized a gain on sale of $29.4 million related to the disposition of the office property. We recognized a gain on sale of $1.7 million related to the sale of a 45% interest in the 353 Sacramento property. We recognized a gain on sale related to the disposition of the undeveloped land based on the percentage of completion method due to our continuing development obligations to the purchasers. We recognized a gain on sale of $5.2 million related to the land sale, which is net of deferred profit of $2.6 million. In addition, we deferred $1.7 million related to proceeds received from the purchasers and another developer for the value of land that was contributed to a master association that we consolidated.
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

•
Mark-to-market foreign currency transaction adjustments. The U.S. dollar is our functional currency. Transactions denominated in currency other than our functional currency are recorded upon initial recognition at the exchange rate on the date of the transaction. After initial recognition, monetary assets and liabilities denominated in foreign currency are remeasured at each reporting date into the foreign currency at the exchange rate on that date. In addition, we have entered into foreign currency collars and foreign currency options that results in a foreign currency transaction adjustment. These amounts can increase or reduce net income. We exclude them from MFFO to more appropriately present the ongoing operating performance of our real estate investments on a comparative basis; and

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

•
Acquisition fees and expenses.  Prior to our early adoption of ASU No. 2017-01 on January 1, 2017, acquisition fees and expenses related to the acquisition of real estate were generally expensed.  Although these amounts reduced net income in 2016, we exclude them from MFFO to more appropriately present the ongoing operating performance of our real estate investments on a comparative basis.  Additionally, acquisition fees and expenses have been funded from the proceeds from our now-terminated initial public offering and debt financings and not from our operations.  We believe this exclusion is useful to investors as it allows investors to more accurately evaluate the sustainability of our operating performance.

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
Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculations of MFFO and Adjusted MFFO, for the three and nine months ended September 30, 2017 and 2016 (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net (loss) income attributable to common stockholders	$(10,534)	$(14,951)	$4,220	$(21,804)
Depreciation of real estate assets	8,354	8,047	25,650	21,512
Amortization of lease-related costs	4,874	6,290	17,486	15,924
Gain on sale of real estate	(2,239)	—	(36,267)	—
Adjustments for noncontrolling interests - consolidated entities (1)	(120)	(121)	(377)	(371)
Adjustments for investments in unconsolidated entities (2)	3,757	2,148	8,346	5,930
FFO attributable to common stockholders	4,092	1,413	19,058	21,191
Straight-line rent and amortization of above- and below-market leases	(524)	(1,971)	(3,931)	(3,395)
Amortization of discounts and closing costs	(108)	—	(456)	—
Real estate acquisition fees to affiliate	—	1,690	—	2,964
Real estate acquisition fees and expenses	—	274	—	542
Amortization of net premium/discount on bond and notes payable	13	11	36	28
Unrealized loss on derivative instruments	14	—	102	—
Mark-to-market foreign currency transaction loss, net	4,356	6,639	11,454	4,602
Adjustments for noncontrolling interests - consolidated entities (1)	(8)	(2)	(31)	(11)
Adjustments for investments in unconsolidated entities (2)	(1,146)	(1,042)	(2,820)	(3,381)
MFFO attributable to common stockholders	6,689	7,012	23,412	22,540
Other capitalized operating expenses (3)	(684)	(610)	(1,992)	(1,787)
Adjustments for noncontrolling interests - consolidated entities (1)	—	—	—	61
Adjusted MFFO attributable to common stockholders	$6,005	$6,402	$21,420	$20,814
_____________________
(1) Reflects adjustments to eliminate the noncontrolling interest holders’ share of the adjustments to convert our net income (loss) attributable to common stockholders to FFO, MFFO and Adjusted MFFO.
(2) Reflects adjustments to add back our noncontrolling interest share of the adjustments to convert our net income (loss) attributable to common stockholders to FFO, MFFO and Adjusted MFFO for our equity investments in unconsolidated joint ventures.
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

Distributions
Distributions declared, distributions paid and cash flows provided by operations were as follows for the first, second and third quarters of 2017 (in thousands, except per share amounts):

	Distribution Declared	Distributions Declared Per Share	Distributions Paid			Cash Flows Provided by Operations
Period			Cash	Reinvested	Total
First Quarter 2017	$5,247	$0.092	$2,323	$2,924	$5,247	$3,391
Second Quarter 2017	5,298	0.093	2,405	2,893	5,298	9,466
Third Quarter 2017	5,350	0.095	2,501	2,849	5,350	6,868
	$15,895	$0.280	$7,229	$8,666	$15,895	$19,725
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
On September 13, 2017, our board of directors authorized a distribution in the amount of $0.09452055 per share of common stock to stockholders of record as of the close of business on September 15, 2017. We paid this distribution on September 22, 2017 and this was the only distribution declared and paid during the third quarter of 2017.
For the nine months ended September 30, 2017, we paid aggregate distributions of $15.9 million, including $7.2 million of distributions paid in cash and $8.7 million of distributions reinvested through our dividend reinvestment plan. Our net income attributable to common stockholders for the nine months ended September 30, 2017 was $4.2 million and our cash flows provided by operations were $19.7 million. Our cumulative distributions paid and net loss attributable to common stockholders from inception through September 30, 2017 were $120.7 million and $53.3 million, respectively. We have funded our cumulative distributions, which includes net cash distributions and distributions reinvested by stockholders, with proceeds from debt financing of $18.7 million, proceeds from the dispositions of property of $13.7 million and cash provided by operations of $88.3 million. To the extent that we pay distributions from sources other than our cash flow from operations or gains from asset sales, we will have fewer funds available for investment in real estate-related loans, opportunistic real estate, real estate-related debt securities and other real estate-related investments, the overall return to our stockholders may be reduced and subsequent investors may experience dilution.
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

Real Estate Equity Securities
We determine the appropriate classification for real estate equity securities at acquisition (on the trade date) and reevaluate such designation as of each balance sheet date. As of September 30, 2017, we classified our investment in real estate equity securities as available-for-sale as we intend to hold the securities for the purpose of collecting dividend income and for longer term price appreciation. These investments are carried at their estimated fair value based on quoted market prices for the security. Transaction costs that are directly attributable to the acquisition of real estate equity securities are capitalized to its cost basis. Unrealized gains and losses are reported in accumulated other comprehensive income (loss). Upon the sale of a security, the previously recognized unrealized gain (loss) would be reversed out of accumulated other comprehensive income (loss) and the actual realized gain (loss) recognized in earnings. Dividend income is recognized on an accrual basis based on eligible shares as of the ex-dividend date.
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
Singapore Transaction
On November 8, 2017, we, through 11 wholly owned subsidiaries, sold 11 of our properties (the “Singapore Portfolio”) to various subsidiaries of Keppel-KBS US REIT, a newly formed Singapore real estate investment trust (the “SREIT”) that was listed on the Singapore Stock Exchange (the “Singapore Transaction”).  The sale price of the Singapore Portfolio was $804.0 million, before third-party closing costs of approximately $7.7 million and excluding any disposition fees payable to our advisor. The Singapore Portfolio consists of the following properties: 1800 West Loop, Westech 360 (part of the Austin Suburban Portfolio), Great Hills Plaza (part of the Austin Suburban Portfolio), Westmoor Center, Iron Point Business Park, the Plaza Buildings, Bellevue Technology Center, Northridge Center I and II, West Loop I and II, Powers Ferry Landing East and Maitland Promenade II. As of September 30, 2017, the carrying value of the Singapore Portfolio was $546.5 million. In connection with the Singapore Transaction, we repaid $401.7 million of outstanding debt secured by the properties in the Singapore Portfolio. We also used approximately $52.5 million of the proceeds to acquire units in the SREIT representing a 9.5% ownership interest. Currently, the SREIT does not own any properties other than the Singapore Portfolio. The SREIT was established with the investment strategy of principally investing, directly or indirectly, in a diversified portfolio of income-producing commercial assets and real estate-related assets in the key growth markets of the United States.
The SREIT will be externally managed by a joint venture (the “Manager”) between (i) an entity in which Keith D. Hall, our Chief Executive Officer and a director, and Peter McMillan III, our President and Chairman of the board of directors, have an indirect ownership interest and (ii) Keppel Capital Holding Pte. Ltd., which is not affiliated with us. The SREIT is expected to pay certain purchase and sale commissions and asset management fees to the Manager in exchange for the provision of certain management services.

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
As of September 30, 2017, we had entered into one foreign currency option, a USD put/ILS call option, to hedge against a change in the exchange rate of the Israeli new Shekel versus the U.S. Dollar. The foreign currency option expires in August 2018 and has an aggregate U.S. Dollar notional amount of $285.4 million. The Company has the right, but not the obligation, to purchase up to 970.2 million Israeli Shekels at the rate of ILS 3.4 per USD.
As of September 30, 2017, we held 0.2 million Israeli new Shekels and 21.8 million Israeli new Shekels in cash and restricted cash, respectively. In addition, as of September 30, 2017, we had bonds outstanding and the related interest payable in the amounts of 970.2 million Israeli new Shekels and 20.6 million Israeli new Shekels, respectively. Foreign currency exchange rate risk is the possibility that our financial results could be better or worse than planned because of changes in foreign currency exchange rates. Based solely on the remeasurement for the nine months ended September 30, 2017, if foreign currency exchange rates were to increase or decrease by 10%, our net income would increase or decrease by approximately $24.6 million and $30.0 million for the same period, respectively. The foreign currency transaction income or loss as a result of the change in foreign currency exchange rates does not take into account any gains or losses on our foreign currency option as a result of such change, which would reduce our foreign currency exposure.
We borrow funds at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of September 30, 2017, the fair value of our KBS SOR (BVI) Holdings, Ltd. Series A Debentures was $288.8 million and the outstanding principal balance was $274.5 million. As of September 30, 2017, excluding the KBS SOR (BVI) Holdings, Ltd. Series A Debentures, the fair value of our fixed rate debt was $32.7 million and the outstanding principal balance of our fixed rate debt was $30.9 million. The fair value estimate of our KBS SOR (BVI) Holdings, Ltd. Series A Debentures was calculated using the quoted bond price as of September 30, 2017 on the Tel Aviv Stock Exchange of 105.20 Israeli new Shekels. The fair value estimate of our fixed rate debt was calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of September 30, 2017. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting changes in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on variable rate debt would change our future earnings and cash flows, but would not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. As of September 30, 2017, we were exposed to market risks related to fluctuations in interest rates on $694.7 million of variable rate debt outstanding. Based on interest rates as of September 30, 2017, if interest rates were 100 basis points higher or lower during the 12 months ending September 30, 2018, interest expense on our variable rate debt would increase or decrease by $6.9 million.
The weighted-average interest rates of our fixed rate debt and variable rate debt as of September 30, 2017 were 4.3% and 3.5%, respectively. The interest rate and weighted-average interest rate represent the actual interest rate in effect as of September 30, 2017 (consisting of the contractual interest rate and the effect of contractual floor rates, if applicable), using interest rate indices as of September 30, 2017 where applicable.

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
On September 14, 2017, we commenced the SOR Offer for up to 3,553,660 shares of common stock at a price of $14.07 per share, or approximately $50.0 million of shares. On October 18, 2017, we increased the number of shares accepted for payment in the SOR Offer by up to 1,135,912 shares at a price of $14.07 per share, or approximately $16.0 million of shares. On October 23, 2017, we accepted for purchase 4,688,671 shares for an aggregate cost of $66.0 million, excluding fees and expenses related to the SOR Offer.
Because of the SOR Offer, the share redemption program was suspended from September 29, 2017 through October 31, 2017, meaning no redemptions were made in September or October (including those requested following a stockholder’s death, qualifying disability or determination of incompetence). We cancelled all outstanding redemption requests under the share redemption program as of the commencement of the SOR Offer and were not accepting any redemption requests under the share redemption program during the term of the SOR Offer.

PART II.	OTHER INFORMATION (CONTINUED)

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds (continued)

During the nine months ended September 30, 2017, we fulfilled redemption requests eligible for redemption under our share redemption program and received in good order and funded redemptions under our share redemption program with the net proceeds from our dividend reinvestment plan and cash on hand. We redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed	Average Price Paid Per Share (1)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2017	24,963	$14.81	(2)
February 2017	1,500	$14.81	(2)
March 2017	227,362	$14.12	(2)
April 2017	33,319	$14.81	(2)
May 2017	8,213	$14.81	(2)
June 2017	222,798	$14.10	(2)
July 2017	8,811	$14.81	(2)
August 2017	27,516	$14.81	(2)
September 2017	—	$—	(2)
Total	554,482
_____________________
(1) On December 8, 2016, our board of directors adopted a tenth amended and restated share redemption program (the “Tenth Amended Share Redemption Program”). Pursuant to the Tenth Amended Share Redemption Program, except for redemptions made upon a stockholder’s death, “qualifying disability” or “determination of incompetence,” the price at which we will redeem shares is 95% of our most recent estimated value per share as of the applicable redemption date.  The Tenth Amended Share Redemption Program was effective on December 30, 2016. The Tenth Amended Share Redemption Program was suspended from September 29, 2017 through October 31, 2017, meaning no redemptions were made in September or October (including those requested following a stockholder’s death, qualifying disability or determination of incompetence). We cancelled all outstanding redemption requests under the share redemption program as of the commencement of the SOR Offer and were not accepting any redemption requests under the share redemption program during the term of the SOR Offer.
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
(2) We limit the dollar value of shares that may be redeemed under the program as described above. During the nine months ended September 30, 2017, we redeemed $7.9 million of common stock. Based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during 2016, we have $4.7 million available for all redemptions in the remainder of 2017 under the Tenth Amended Share Redemption Program, including shares that are redeemed in connection with a stockholders’ death, “qualifying disability” or “determination of incompetence” subject to the limitations described above.
In addition to the redemptions under the share redemption program described above, during the nine months ended September 30, 2017, we repurchased an additional 10,845 shares of our common stock at $14.07 per share for an aggregate price of $0.2 million.

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

4.1
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, Commission File No. 333-156633 filed February 25, 2009

4.2	Fifth Amended and Restated Dividend Reinvestment Plan, incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed May 14, 2015

10.1
Investment Agreement by and among Migdal Insurance Company Ltd., Migdal-Makefet Pension and Provident Funds Ltd, KBS SOR Properties, LLC, and Willowbrook Asset Management LLC, dated as of July 6, 2017, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed August 11, 2017

10.2
Letter Agreement by and between the Company and KBS Capital Advisors LLC, dated as of July 6, 2017, incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed August 11, 2017

10.3	Advisory Agreement, by and between the Company and KBS Capital Advisors LLC, dated October 8, 2017

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Tenth Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.4 to the Company's Current Report on Form 8-K filed December 15, 2016

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS STRATEGIC OPPORTUNITY REIT, INC.

Date:	November 14, 2017	By:	/S/ KEITH D. HALL
Keith D. Hall
Chief Executive Officer and Director
(principal executive officer)

Date:	November 14, 2017	By:	/S/ JEFFREY K. WALDVOGEL
Jeffrey K. Waldvogel
Chief Financial Officer, Treasurer and Secretary
(principal financial officer)