Form 10-K
period 2017-12-31
KBS Strategic Opportunity REIT, Inc.
filed 2018-03-09
CIK 1452936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________________________
FORM 10-K
__________________________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 000-54382
__________________________________________________________________________________________
KBS STRATEGIC OPPORTUNITY REIT, INC.
(Exact Name of Registrant as Specified in Its Charter)
__________________________________________________________________________________________

Maryland	26-3842535
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
800 Newport Center Drive, Suite 700 Newport Beach, California	92660
(Address of Principal Executive Offices)	(Zip Code)
(949) 417-6500
(Registrant’s Telephone Number, Including Area Code)
__________________________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.01 par value per share
__________________________________________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐  No  ☒
There is no established market for the Registrant’s shares of common stock. On December 7, 2017, the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $11.50 based on the estimated value of the Registrant’s assets less the estimated value of the Registrant’s liabilities divided by the number of shares outstanding, as of September 30, 2017, with the exception of adjustments to (i) the Registrant’s net asset value to give effect to a self-tender offer completed in October 2017 (the “Self-Tender”) and the December 7, 2017 declaration of a special dividend of $3.61 per share on the outstanding shares of common stock of the Registrant to the stockholders of record as of the close of business on December 7, 2017 and (ii) the Registrant’s shares outstanding to give effect to the Self-Tender. For a full description of the methodologies used to value the Registrant’s assets and liabilities in connection with the calculation the estimated value per share as of December 7, 2017, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.” There were approximately 56,290,890 shares of common stock held by non-affiliates as of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter.
As of March 5, 2018, there were 64,700,782 outstanding shares of common stock of the Registrant.
Documents Incorporated by Reference:
Portions of Part III of this report are incorporated by reference to the registrant’s definitive proxy statement for the 2018 annual meeting of its shareholders.

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

•
We currently have substantial uninvested proceeds from the sale of certain properties, which we are seeking to invest on attractive terms. If we are unable to find suitable investments, we may not be able to achieve our investment objectives or pay distributions. Delays in finding suitable investments may adversely affect stockholder returns.

•	Our opportunistic investment strategy involves a higher risk of loss than would a strategy of investing in some other types of real estate and real estate-related investments.

•
We have paid distributions from financings and, in the future, we may not pay distributions solely from our cash flow from operations or gains from asset sales. To the extent that we pay distributions from sources other than our cash flow from operations or gains from asset sales, we will have less funds available for investment in loans, properties and other assets, the overall return to our stockholders may be reduced and subsequent investors may experience dilution.

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
On January 8, 2009, we filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a minimum of 250,000 shares and a maximum of 140,000,000 shares of common stock for sale to the public, of which 100,000,000 shares were registered in our primary offering and 40,000,000 shares were registered under our dividend reinvestment plan. The SEC declared our registration statement effective on November 20, 2009. We ceased offering shares of common stock in our primary offering on November 14, 2012. We sold 56,584,976 shares of common stock in the primary offering for gross offering proceeds of $561.7 million. We continue to offer shares of common stock under the dividend reinvestment plan. As of December 31, 2017, we had sold 6,620,362 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $74.0 million. Also as of December 31, 2017, we had redeemed 11,447,764 of the shares sold in our offering for $151.8 million. Additionally, on December 29, 2011 and October 23, 2012, we issued 220,994 shares and 55,249 shares of common stock, respectively, for $2.0 million and $0.5 million, respectively, in private transactions exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.
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
As of December 31, 2017, we consolidated four office properties, one office portfolio consisting of four office buildings and 14 acres of undeveloped land, one office/flex/industrial portfolio consisting of 21 buildings, one retail property, two apartment properties, three investments in undeveloped land with approximately 1,100 developable acres. We also owned three investments in unconsolidated joint ventures, an investment in real estate debt securities and two investments in real estate equity securities.
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

Real Estate Investments
As of December 31, 2017, we owned four office properties, one office portfolio consisting of four office buildings and 14 acres of undeveloped land, one office/flex/industrial portfolio consisting of 21 buildings and one retail property encompassing, in the aggregate, approximately 2.7 million rentable square feet. As of December 31, 2017, these properties were 76% occupied. In addition, we owned two apartment properties, containing 383 units and encompassing approximately 0.3 million rentable square feet, which were 96% occupied. We also owned three investments in undeveloped land with approximately 1,100 developable acres. In addition, we owned three investments in unconsolidated joint ventures.
We have attempted to diversify our tenant base in order to limit exposure to any one tenant or industry. As of December 31, 2017, we had no tenants that represented more than 10% of our total annualized base rent and our top ten tenants represented approximately 19% of our total annualized base rent. The total cost of our real estate portfolio as of December 31, 2017 was $574.7 million. For more information about our real estate investments, see Part I, Item 2 of this Annual Report on Form 10-K.
Real Estate-Related Investments
As of December 31, 2017, we owned an investment in real estate debt securities with a total book value of $17.8 million. These real estate debt securities had an annual effective interest rate of 11.1% as of December 31, 2017. Also as of December 31, 2017, we owned two investments in real estate equity securities with a total book value of $90.1 million.
Financing Objectives
We have financed the majority of our real estate and real estate-related investments with a combination of the proceeds we received from our initial public offering and debt. We used debt financing to increase the amount available for investment and to potentially increase overall investment yields to us and our stockholders. As of December 31, 2017, the weighted‑average interest rate on our debt was 3.9%.
We borrow funds at both fixed and variable rates; as of December 31, 2017, we had $309.5 million and $302.2 million of fixed and variable rate debt outstanding, respectively. The weighted-average interest rates of our fixed rate debt and variable rate debt as of December 31, 2017 were 4.3% and 3.6%, respectively. The weighted-average interest rate represents the actual interest rate in effect as of December 31, 2017, using interest rate indices as of December 31, 2017, where applicable. As of December 31, 2017, we had entered into an interest rate cap with a notional amount of $46.9 million that effectively limits one-month LIBOR at 3.0% effective February 21, 2017 through February 13, 2020.
In March 2016, we, through a wholly-owned subsidiary, issued 970.2 million Israeli new Shekels (approximately $249.2 million as of March 8, 2016) in 4.25% bonds to investors in Israel pursuant to a public offering registered in Israel. The bonds have a seven year term, with 20% of the principal payable each year from 2019 to 2023. We used the proceeds from the issuance of these bonds to make additional investments. As of December 31, 2017, we have one foreign currency option, a USD put/ILS call option, to hedge our exposure to foreign currency exchange rate movements on these bonds payable outstanding denominated in Israeli new Shekels for an aggregate notional amount of $285.4 million. The foreign currency option provides us with the right, but not the obligation, to purchase up to 970.2 million Israeli new Shekels at the rate of ILS 3.4 per USD. The cost of the foreign currency option was $3.4 million.
We have tried to spread the maturity dates of our debt to minimize maturity and refinance risk in our portfolio. In addition, a majority of our debt allows us to extend the maturity dates, subject to certain conditions. Although we believe we will satisfy the conditions to extend the maturity of our debt obligations, we can give no assurance in this regard. The following table shows the current and fully extended maturities, including principal amortization payments, of our debt as of December 31, 2017 (in thousands):

	Current Maturity	Extended Maturity
2018	$117,537	$86,902
2019	57,649	88,284
2020	190,774	57,684
2021	56,639	139,229
2022	127,925	128,295
Thereafter	61,170	111,300
	$611,694	$611,694

There is no limitation on the amount we may borrow for any single investment. Our charter limits our total liabilities to 75% of the cost of our tangible assets; however, we may exceed that limit if a majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our common stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of December 31, 2017, our borrowings and other liabilities were approximately 62% and 61% of the cost (before depreciation and other noncash reserves) and book value (before depreciation) of our tangible assets, respectively.
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
Disposition Policies
The period that we will hold our investments will vary depending on the type of asset, interest rates and other factors. Our advisor has developed a well-defined exit strategy for each investment we have made. KBS Capital Advisors will continually perform a hold-sell analysis on each asset in order to determine the optimal time to hold the asset and generate a strong return for our stockholders. Economic and market conditions may influence us to hold our investments for different periods of time. We may sell an asset before the end of the expected holding period if we believe that market conditions have maximized its value to us or the sale of the asset would otherwise be in the best interests of our stockholders. During the year ended December 31, 2017, we sold 12 office properties, a 45% interest in another office property and 102 acres of undeveloped land. The disposition strategy is consistent with our objectives of acquiring opportunistic investments, improving the investments and timing asset sales to realize the growth in the value that was created during our hold period. No properties were classified as held for sale as of December 31, 2017.
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
At any one time, a significant portion of our investments could be in one property class. As a result, we will be subject to risks inherent in investments in a single type of property. If our investments are substantially in one property class, then the potential effects on our revenues, and as a result, on cash available for distribution to our stockholders, resulting from a downturn in the businesses conducted in those types of properties could be more pronounced than if we had more fully diversified our investments. As of December 31, 2017, our investments in office properties, including our office unconsolidated joint ventures, represented 39.1% of our total assets.
Because of the concentration of a significant portion of our assets in two geographic areas, any adverse economic, real estate or business conditions in these areas could affect our operating results and our ability to make distributions to our stockholders.
As of December 31, 2017, our real estate investments in Washington and Texas represented 14.1% and 13.3% of our total assets, respectively. As a result, the geographic concentration of our portfolio makes it particularly susceptible to adverse economic developments in the Washington and Texas real estate markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect our operating results and our ability to make distributions to stockholders.

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
Because we depend upon our advisor and its affiliates to conduct our operations, adverse changes in the financial health of our advisor or its affiliates could cause our operations to suffer.
We depend on KBS Capital Advisors, its affiliates and the key real estate and debt finance professionals at KBS Capital Advisors to manage our operations and our portfolio of real estate-related loans, opportunistic real estate, real estate-related debt securities and other real estate-related investments. Our advisor depends upon the fees and other compensation that it receives from us and other public KBS-sponsored programs in connection with the origination, purchase, management and sale of assets to conduct its operations. Any adverse changes in the financial condition of KBS Capital Advisors or its affiliates or our relationship with KBS Capital Advisors or its affiliates could hinder their ability to successfully manage our operations and our portfolio of investments. Furthermore, if KBS Capital Advisors was unable or unwilling to continue to provide management services to us, we may need to find an advisor to replace the management services KBS Capital Advisors provides to us. In such event our operating performance and the return on our stockholders’ investment could suffer.
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
In addition, to the extent distributions exceed cash flow from operations and gains from asset sales, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain. There is no limit on the amount of distributions we may fund from sources other than from cash flows from operations or gains from asset sales. For the year ended December 31, 2017, we paid aggregate distributions of $15.9 million (of which $8.7 million was reinvested through our dividend reinvestment plan). Our net income attributable to stockholders for the year ended December 31, 2017 was $210.6 million. For the year ended December 31, 2017, we funded 100% of total distributions paid, which includes cash distributions and dividends reinvested by stockholders, with current cash provided by operations and prior period cash provided by operations. Through December 31, 2017, we funded 16% of total distributions paid, which includes cash distributions and dividends reinvested by stockholders, with proceeds from debt financing, funded 11% of total distributions paid with the gains realized from the dispositions of properties and funded 73% of total distributions paid with cash provided by operations. Our cumulative distributions paid and net income attributable to common stockholders from inception through December 31, 2017 were $120.7 million and $153.1 million, respectively.
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
All of our executive officers and some of our directors and other key real estate and debt finance professionals are also officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor, KBS Capital Markets Group LLC (“KBS Capital Markets Group”), the entity that acted as the dealer manager for our primary offering, and other affiliated KBS entities. KBS Capital Advisors and its affiliates receive substantial fees from us. These fees could influence our advisor’s advice to us as well as the judgment of affiliates of KBS Capital Advisors. Among other matters, these compensation arrangements could affect their judgment with respect to:

•	the continuation, renewal or enforcement of our agreements with KBS Capital Advisors and its affiliates, including the advisory agreement;

•	public offerings of equity by us, which may entitle KBS Capital Markets Group to dealer-manager fees and may entitle KBS Capital Advisors to asset management fees and certain other fees;

•	sales of investments, which may entitle KBS Capital Advisors to disposition fees and possible subordinated incentive fees;

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

•
whether to engage KBS Management Group, which may receive fees in connection with the management of our properties regardless of the quality of the services provided to us, to manage our properties; and

•
whether we pursue a liquidity event such as a listing of our shares of common stock on a national securities exchange, a sale of the company or a liquidation of our assets, which (i) may make it more likely for us to become self-managed or internalize our management, (ii) could positively or negatively affect the sales efforts for other KBS-sponsored programs, depending on the price at which our shares trade or the consideration received by our stockholders, and/or (iii) affect the advisory fees received by our advisor.

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
We rely on key real estate and debt finance professionals at KBS Capital Advisors, including Peter M. Bren, Keith D. Hall, Peter McMillan III and Charles J. Schreiber, Jr., to identify suitable investment opportunities for us. KBS REIT I, KBS REIT II, KBS Legacy Partners Apartment REIT, KBS REIT III, KBS Strategic Opportunity REIT II and KBS Growth & Income REIT are also advised by KBS Capital Advisors and rely on many of the same real estate and debt finance professionals as well as other and future KBS-sponsored programs advised by our advisor. Messrs. Bren and Schreiber and several of the other key real estate professionals at KBS Capital Advisors are also the key real estate professionals at KBS Realty Advisors and its affiliates, the advisors to the private KBS-sponsored programs and the investment advisors to KBS-advised investors. As such, we and the other KBS-sponsored programs that currently have funds available for investment and KBS-advised investors rely on many of the same real estate and debt finance professionals, as will future KBS-sponsored programs and KBS-advised investors. Many investment opportunities that are suitable for us may also be suitable for other KBS-sponsored programs and KBS-advised investors. When these real estate and debt finance professionals direct an investment opportunity to any KBS-sponsored program or KBS-advised investor they, in their sole discretion, will offer the opportunity to the program or investor for which the investment opportunity is most suitable based on the investment objectives, portfolio and criteria of each program or investor. Our current acquisition stage will overlap to some extent with the acquisition stages of KBS REIT III, KBS Strategic Opportunity REIT II and KBS Growth & Income REIT, six private KBS-sponsored programs and possibly future KBS-sponsored programs and KBS-advised investors.

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
The most recent estimated value per share of our common stock is $11.50. For a full description of the methodologies and assumptions used to value our assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.” The value of our shares will fluctuate over time in response to developments related to individual assets in our portfolio and the management of those assets and in response to the real estate and finance markets. As such, the estimated value per share does not take into account developments in our portfolio since December 7, 2017. We currently expect to utilize our advisor and/or an independent valuation firm to update our estimated value per share no later than December 2018. Upon updating our estimated value per share, the redemption price per share will also change. Because of the restrictions of our share redemption program, our stockholders may not be able to sell their shares under the program, and if stockholders are able to sell their shares, depending upon the then current redemption price, they may not recover the amount of their investment in us.
The estimated value per share of our common stock may not reflect the value that stockholders will receive for their investment.
On December 7, 2017, our board of directors approved an estimated value per share of our common stock of $11.50 based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding as of September 30, 2017, with the exception of adjustments to (i) our net asset value to give effect to a self-tender offer completed in October 2017 (the “Self-Tender”) and the December 7, 2017 declaration of a special dividend of $3.61 per share on the outstanding shares of our common stock to the stockholders of record as of the close of business on December 7, 2017 and (ii) our shares outstanding to give effect to the Self-Tender. All of our assets and liabilities were valued as of September 30, 2017. We provided this estimated value per share to assist broker-dealers that participated in our initial public offering in meeting their customer account statement reporting obligations under National Association of Securities Dealers Conduct Rule 2340, as required by the Financial Industry Regulatory Authority (“FINRA”). The valuation was performed in accordance with the provisions of and also to comply with Practice Guideline 2013-01, Valuations of Publicly Registered, Non-Listed REITs issued by the Investment Program Association (“IPA”) in April 2013. The estimated value per share was based upon the recommendation and valuation prepared by our advisor.

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
For a full description of the methodologies and assumptions used to value our assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Market Information.” We currently expect to utilize our advisor and/or an independent valuation firm to update the estimated value per share in December 2018.
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
We will assume the credit risk of our counterparties with respect to derivative transactions.
We may enter into derivative contracts for risk management purposes to hedge our exposure to cash flow variability caused by changing interest rates on our future variable rate real estate loans receivable and variable rate notes payable. These derivative contracts generally are entered into with bank counterparties and are not traded on an organized exchange or guaranteed by a central clearing organization. We would therefore assume the credit risk that our counterparties will fail to make periodic payments when due under these contracts or become insolvent. If a counterparty fails to make a required payment, becomes the subject of a bankruptcy case, or otherwise defaults under the applicable contract, we would have the right to terminate all outstanding derivative transactions with that counterparty and settle them based on their net market value or replacement cost. In such an event, we may be required to make a termination payment to the counterparty, or we may have the right to collect a termination payment from such counterparty. We assume the credit risk that the counterparty will not be able to make any termination payment owing to us. We may not receive any collateral from a counterparty, or we may receive collateral that is insufficient to satisfy the counterparty’s obligation to make a termination payment. If a counterparty is the subject of a bankruptcy case, we will be an unsecured creditor in such case unless the counterparty has pledged sufficient collateral to us to satisfy the counterparty’s obligations to us.
We will assume the risk that our derivative counterparty may terminate transactions early.
If we fail to make a required payment or otherwise default under the terms of a derivative contract, the counterparty would have the right to terminate all outstanding derivative transactions between us and that counterparty and settle them based on their net market value or replacement cost. In certain circumstances, the counterparty may have the right to terminate derivative transactions early even if we are not defaulting. If our derivative transactions are terminated early, it may not be possible for us to replace those transactions with another counterparty, on as favorable terms or at all.
We may be required to collateralize our derivative transactions.
We may be required to secure our obligations to our counterparties under our derivative contracts by pledging collateral to our counterparties. That collateral may be in the form of cash, securities or other assets. If we default under a derivative contract with a counterparty, or if a counterparty otherwise terminates one or more derivative contracts early, that counterparty may apply such collateral toward our obligation to make a termination payment to the counterparty. If we have pledged securities or other assets, the counterparty may liquidate those assets in order to satisfy our obligations. If we are required to post cash or securities as collateral, such cash or securities will not be available for use in our business. Cash or securities pledged to counterparties may be repledged by counterparties and may not be held in segregated accounts. Therefore, in the event of a counterparty insolvency, we may not be entitled to recover some or all collateral pledged to that counterparty, which could result in losses and have an adverse effect on our operations.

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
We may make equity investments in funds or corporate entities with a primary focus on the commercial real estate and real estate finance industries or with significant exposure to real estate, such as REITs, hotels and gaming companies. We may purchase the common or preferred stock of these entities or purchase or write options with respect to their stock. We may eventually seek to acquire or gain a controlling interest in the companies that we target. We do not expect our non-controlling equity investments in other public companies to represent a substantial portion of our assets at any one time.  We may also invest in debt securities and preferred equity securities issued by funds or corporate entities with a primary focus on the commercial real estate and real estate finance industries or with significant exposure to real estate. Our investments in debt securities and preferred and common equity securities will involve special risks relating to the particular issuer of the securities, including the financial condition and business outlook of the issuer. Issuers that are REITs and other real estate companies are subject to the inherent risks associated with real estate investments. Furthermore, debt securities and preferred and common equity securities may involve greater risk of loss than secured debt financings due to a variety of factors, including that such investments are generally unsecured and may also be subordinated to other obligations of the issuer. As a result, investments in debt securities and preferred and common equity securities are subject to risks of (i) limited liquidity in the secondary trading market, (ii) substantial market price volatility resulting from changes in prevailing interest rates, (iii) subordination to the claims of banks and senior lenders to the issuer, (iv) the operation of mandatory sinking fund or call/redemption provisions during periods of declining interest rates that could cause the issuer to reinvest redemption proceeds in lower yielding assets, (v) the possibility that earnings of the issuer may be insufficient to meet its debt service and distribution obligations, and (vi) the declining creditworthiness and potential for insolvency of the issuer during periods of rising interest rates and economic downturn. These risks may adversely affect the value of outstanding debt securities and preferred and common equity securities and the ability of the issuers thereof to make principal, interest and/or distribution payments to us.
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

We may use leverage in connection with any real estate investments we make, which increases the risk of loss associated with this type of investment.
We may finance the acquisition and origination of certain real estate-related investments with warehouse lines of credit and repurchase agreements. In addition, we may engage in various types of securitizations in order to finance our loan originations. Although the use of leverage may enhance returns and increase the number of investments that we can make, it may also substantially increase the risk of loss. There can be no assurance that leveraged financing will be available to us on favorable terms or that, among other factors, the terms of such financing will parallel the maturities of the underlying assets acquired. If alternative financing is not available, we may have to liquidate assets at unfavorable prices to pay off such financing. The return on our investments and cash available for distribution to our stockholders may be reduced to the extent that changes in market conditions cause the cost of our financing to increase relative to the income that we can derive from the assets we acquire.
Our debt service payments will reduce our cash available for distribution. We may not be able to meet our debt service obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to foreclosure or sale to satisfy our debt obligations. If we utilize repurchase agreement financing and if the market value of the assets subject to a repurchase agreement declines, we may be required to provide additional collateral or make cash payments to maintain the loan to collateral value ratio. If we are unable to provide such collateral or cash repayments, we may lose our economic interest in the underlying assets. Further, credit facility providers and warehouse facility providers may require us to maintain a certain amount of cash reserves or to set aside unleveraged assets sufficient to maintain a specified liquidity position that would allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on investment. In the event that we are unable to meet these collateral obligations, our financial condition could deteriorate rapidly.
We may not be able to access financing sources on attractive terms, which could adversely affect our ability to execute our business plan.
We may finance our assets over the long-term through a variety of means, including repurchase agreements, credit facilities, issuances of commercial mortgage-backed securities and other structured financings. Our ability to execute this strategy will depend on various conditions in the markets for financing in this manner that are beyond our control, including lack of liquidity and greater credit spreads. We cannot be certain that these markets will remain an efficient source of long-term financing for our assets. If our strategy is not viable, we will have to find alternative forms of long-term financing for our assets, as secured revolving credit facilities and repurchase agreements may not accommodate long-term financing. This could subject us to more recourse indebtedness and the risk that debt service on less efficient forms of financing would require a larger portion of our cash flow, thereby reducing cash available for distribution to our stockholders and funds available for operations as well as for future business opportunities.
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
Our charter limits our total liabilities to 75% of the cost (before deducting depreciation or other noncash reserves) of our tangible assets; however, we may exceed that limit if the majority of the conflicts committee of our board of directors approves each borrowing in excess of our charter limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of December 31, 2017, our borrowings and other liabilities were approximately 62% and 61% of the cost (before depreciation and other noncash reserves) and book value (before depreciation) of our tangible assets, respectively. High debt levels would cause us to incur higher interest charges and higher debt service payments and may also be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of our stockholders’ investment.
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
The deed of trust that governs the terms of the bonds issued to Israeli investors contains various restrictive covenants. Such restrictive covenants may prohibit us from making certain investments, selling properties or taking certain other actions that our board of directors otherwise believes to be in our best interests. Such restrictions may adversely affect our operations and limit our ability to make distributions to our stockholders. For example, we may not make investments through the BVI outside the U.S. and are restricted in our land and development investments made through the BVI. In addition, the BVI must maintain at least $475 million in consolidated equity and, except as necessary for us to maintain our qualification as a REIT, may not make distributions to us that would cause the consolidated equity capital of the BVI to drop below $600 million. In addition, certain significant transactions involving the BVI and our company, another KBS-sponsored company, or a KBS affiliate, or a sale of 60% of BVI assets, may require the consent of the bondholders. Finally, for as long as the debentures are outstanding, we may not conduct our investment strategy through an entity other than the BVI without the consent of the noteholders (unless those investments would be prohibited by the deed of trust, in which case we must conduct them outside of the BVI). A violation of any of the foregoing could constitute an event of default, result in an increase of the interest rate of the bonds in up to 1% (as of December 31, 2017 the interest rate was 4.25%) and cause the bonds to become immediately due and payable.

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
Despite our qualification for taxation as a REIT for federal income tax purposes, we may be subject to other tax liabilities that reduce our cash flow and our ability to make distributions to you.
Despite our qualification for taxation as a REIT for federal income tax purposes, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income or property. Any of these taxes would decrease cash available for distribution to you. For instance:

•
In order to continue to qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income (which is determined without regard to the dividends paid deduction or net capital gain for this purpose) to you.

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
In order to meet the REIT distribution requirements, it might be necessary for us to arrange for short-term, or possibly longterm borrowings, or to pay distributions in the form of our shares or other taxable in-kind distributions of property. We may need to borrow funds at times when the market conditions are unfavorable. Such borrowings could increase our costs and reduce the value of your investment. In the event in-kind distributions are made, your tax liabilities associated with an investment in our common stock for a given year may exceed the amount of cash we distribute to you during such year.
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
The maximum tax rate for “qualified dividends” paid by corporations to non-corporate stockholders is currently 20%. Distributions paid by REITs, however, generally are taxed at ordinary income rates (currently subject to a maximum rate of 37% for non-corporate stockholders), rather than the preferential rate applicable to qualified dividends.
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
If a stockholder participates in our dividend reinvestment plan, he or she will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. In addition, our stockholders will be treated for tax purposes as having received an additional distribution to the extent the shares are purchased at a discount to fair market value, if any. As a result, unless a stockholder is a tax-exempt entity, a stockholder may have to use funds from other sources to pay their tax liability on the value of the shares of common stock received.

If our operating partnership fails to maintain its status as a partnership for federal income tax purposes, its income would be subject to taxation and our REIT status would be terminated.
We intend to maintain the status of our operating partnership as a partnership for federal income tax purposes. However, if the IRS were to successfully challenge the status of our operating partnership as a partnership, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that our operating partnership could make to us. This would also result in our losing REIT status and becoming subject to a corporate level tax on our own income. This would substantially reduce our cash available to pay distributions and the return on our stockholders' investment. In addition, if any of the entities through which our operating partnership owns its properties, in whole or in part, loses its characterization as a partnership for federal income tax purposes, the underlying entity would become subject to taxation as a corporation, thereby reducing distributions to our operating partnership and jeopardizing our ability to maintain REIT status.
Early investors may receive tax benefits from our election to accelerate depreciation expense deductions of certain components of our investments, including land improvements and fixtures, from which later investors may not benefit.
For U.S. federal income tax purposes, distributions received, including distributions that are reinvested pursuant to our dividend reinvestment plan, by our investors generally will be considered ordinary dividends to the extent that the distributions are paid out of our current and accumulated earnings and profits (excluding distributions of amounts either attributable to income subject to corporate-level taxation or designated as a capital gain dividend). However, depreciation expenses, among other deductible items, reduce taxable income and earnings and profits but do not reduce cash available for distribution. To the extent that a portion of any distributions to our investors exceed our current and accumulated earnings and profits, that portion will be considered a return of capital (a non-taxable distribution) for U.S. federal income tax purposes up to the amount of their tax basis in their shares (and any excess over their tax basis in their shares will result in capital gain from the deemed disposition of the investors’ shares). The amount of distributions considered a return of capital for U.S. federal income tax purposes will not be subject to tax immediately but will instead reduce the tax basis of our investors’ investments, generally deferring any tax on that portion of the distribution until they sell their shares or we liquidate. Because we may choose to increase depreciation expense deductions in the earlier years after acquisition of an asset, for U.S. federal income tax purposes, of certain components of our investments, including land improvements and fixtures through the use of cost segregation studies, our early investors may benefit to the extent that increased depreciation causes all or a portion of the distributions they receive to be considered a return of capital for U.S. federal income tax purposes thereby deferring tax on those distributions, while later investors may not benefit to the extent that the depreciation of these components has already been deducted.
Changes recently made to the U.S. tax laws could have a negative impact on our business.
The President signed a tax reform bill into law on December 22, 2017 (the “Tax Cuts and Jobs Act”). Among other things, the Tax Cuts and Jobs Act:

•	Reduces the corporate income tax rate from 35% to 21% (including with respect to our taxable REIT subsidiary);

•
Reduces the rate of U.S. federal withholding tax on distributions made to non-U.S. stockholders by a REIT that are attributable to gains from the sale or exchange of U.S. real property interests from 35% to 21%;

•	Allows an immediate 100% deduction of the cost of certain capital asset investments (generally excluding real estate assets), subject to a phase-down of the deduction percentage over time;

•
Changes the recovery periods for certain real property and building improvements (for example, to 15 years for qualified improvement property under the modified accelerated cost recovery system, and to 30 years (previously 40 years) for residential real property and 20 years (previously 40 years) for qualified improvement property under the alternative depreciation system);

•
Restricts the deductibility of interest expense by businesses (generally, to 30% of the business’ adjusted taxable income) except, among others, real property businesses electing out of such restriction; we have not yet determined whether we and/or our subsidiaries can and/or will make such an election;

•	Requires the use of the less favorable alternative depreciation system to depreciate real property in the event a real property business elects to avoid the interest deduction restriction above;

•	Restricts the benefits of like-kind exchanges that defer capital gains for tax purposes to exchanges of real property;

•
Permanently repeals the “technical termination” rule for partnerships, meaning sales or exchanges of the interests in a partnership will be less likely to, among other things, terminate the taxable year of, and restart the depreciable lives of assets held by, such partnership for tax purposes;

•
Requires accrual method taxpayers to take certain amounts in income no later than the taxable year in which such income is taken into account as revenue in an applicable financial statement prepared under GAAP, which, with respect to certain leases, could accelerate the inclusion of rental income;

•	Eliminates the federal corporate alternative minimum tax;

•	Reduces the highest marginal income tax rate for individuals to 37% from 39.6% (excluding, in each case, the 3.8% Medicare tax on net investment income);

•
Generally allows a deduction for individuals equal to 20% of certain income from pass-through entities, including ordinary dividends distributed by a REIT (excluding capital gain dividends and qualified dividend income), generally resulting in a maximum effective federal income tax rate applicable to such dividends of 29.6% compared to 37% (excluding, in each case, the 3.8% Medicare tax on net investment income); and

•
Limits certain deductions for individuals, including deductions for state and local income taxes, and eliminates deductions for miscellaneous itemized deductions (including certain investment expenses).

Many of the provisions in the Tax Cuts and Jobs Act, in particular those affecting individual taxpayers, expire at the end of 2025.
As a result of the changes to U.S. federal tax laws implemented by the Tax Cuts and Jobs Act, our taxable income and the amount of distributions to our stockholders required in order to maintain our REIT status, and our relative tax advantage as a REIT, could change.  As a REIT, we are required to distribute at least 90% of our taxable income to our stockholders annually.
The Tax Cuts and Jobs Act is a complex revision to the U.S. federal income tax laws with various impacts on different categories of taxpayers and industries, and will require subsequent rulemaking and interpretation in a number of areas. The long-term impact of the Tax Cuts and Jobs Act on the overall economy, government revenues, our tenants, us, and the real estate industry cannot be reliably predicted at this time. Furthermore, the Tax Cuts and Jobs Act may negatively impact certain of our tenants’ operating results, financial condition, and future business plans. The Tax Cuts and Jobs Act may also result in reduced government revenues, and therefore reduced government spending, which may negatively impact some of our tenants that rely on government funding. There can be no assurance that the Tax Cuts and Jobs Act will not negatively impact our operating results, financial condition, and future business operations.
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
There are special considerations that apply to employee benefit plans subject to ERISA (such as profit sharing, Section 401(k) or pension plans) and other retirement plans or accounts subject to Section 4975 of the Internal Revenue Code (such as an IRA) that are investing in our shares  (each a Benefit Plan).  Fiduciaries and IRA owners investing the assets of such a plan or account in our common stock should satisfy themselves that:

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

On April 8, 2016, the Department of Labor issued a final regulation relating to the definition of a fiduciary under ERISA and Section 4975 of the Internal Revenue Code.  The final regulation broadens the definition of fiduciary and is accompanied by new and revised prohibited transaction exemptions relating to investments by employee benefit plans subject to ERISA, plans and accounts described in Section 4975 of the Internal Revenue Code and entities with assets that constitute the forgoing.  The final regulation took effect on June 9, 2017, and the Department of Labor has announced that it is proposing to delay the implementation of the various prohibited transaction exemptions and that these exemptions would remain subject to transition rules through July 1, 2019.  The final regulation and the accompanying exemptions are complex.  Plan fiduciaries and the beneficial owners of IRAs are urged to consult with their own advisors regarding this development.
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
As of December 31, 2017, we owned four office properties, one office portfolio consisting of four office buildings and 14 acres of undeveloped land, one office/flex/industrial portfolio consisting of 21 buildings and one retail property encompassing, in the aggregate, approximately 2.7 million rentable square feet. As of December 31, 2017, these properties were 76% occupied. In addition, we owned two apartment properties containing 383 units and encompassing approximately 0.3 million rentable square feet, which were 96% occupied. We also owned three investments in undeveloped land with approximately 1,100 developable acres. The following table provides summary information regarding our properties as of December 31, 2017:

Property Location of Property	Date Acquired or Foreclosed on	Property Type	Rentable Square Feet	Total Real Estate at Cost (1) (in thousands)	Occupancy	Ownership %
Richardson Portfolio Richardson, TX	11/23/2011	Office/ Undeveloped Land	569,980	42,473	76.3%	90.0%
Park Highlands (2) North Las Vegas, NV	12/30/2011	Undeveloped Land	—	34,428	N/A	(2)
Burbank Collection Burbank, CA	12/12/2012	Retail	39,035	17,436	89.5%	90.0%
Park Centre Austin, TX	03/28/2013	Office	203,193	29,638	57.0%	100.0%
Central Building Seattle, WA	07/10/2013	Office	193,968	35,308	82.1%	100.0%
1180 Raymond Newark, NJ	08/20/2013	Apartment	268,688	46,395	95.9%	100.0%
Park Highlands II North Las Vegas, NV	12/10/2013	Undeveloped Land	—	24,948	N/A	100.0%
424 Bedford Brooklyn, NY	01/31/2014	Apartment	49,220	34,567	93.9%	90.0%
Richardson Land II Richardson, TX	09/04/2014	Undeveloped Land	—	3,418	N/A	90.0%
Westpark Portfolio Redmond, WA	05/10/2016	Office/Flex/Industrial	779,887	133,022	80.8%	100.0%
Crown Pointe Dunwoody, GA	02/14/2017	Office	509,792	87,829	67.3%	100.0%
125 John Carpenter Irving, TX	09/15/2017	Office	445,317	85,222	82.6%	100.0%
			3,059,080	$574,684
_____________________
(1) Total real estate at cost represents the total cost of real estate net of write-offs of fully depreciated/amortized assets.
(2) On September 7, 2016, our subsidiary that owns a portion of Park Highlands, sold 820 units of 10% Class A non-voting preferred membership units for $0.8 million to accredited investors. The amount of the Class A non-voting preferred membership units raised, net of offering costs, is included in other liabilities on the accompanying consolidated balance sheets.
As of December 31, 2017, there were no tenants occupying 10% or more of our total rentable square footage. As of December 31, 2017, our real estate portfolio’s highest tenant industry concentration (greater than 10% of annualized base rent) was as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Management Consulting	32	$4,489	10.7%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2017, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
No other tenant industries accounted for more than 10% of annualized base rent. No material tenant credit issues have been identified at this time.

Portfolio Lease Expiration
The following table reflects lease expirations of our owned properties, excluding apartment leases, as of December 31, 2017:

Year of Expiration	Number of Leases Expiring	Annualized Base Rent (in thousands) (1)	% of Portfolio Annualized Base Rent Expiring	Leased Rentable Square Feet Expiring	% of Portfolio Rentable Square Feet Expiring
Month-to-Month	14	$1,198	2.9%	85,293	4.1%
2018	72	5,646	13.5%	291,681	14.0%
2019	63	4,687	11.2%	255,407	12.2%
2020	56	6,725	16.1%	385,832	18.5%
2021	31	4,057	9.7%	190,135	9.1%
2022	27	5,797	13.9%	290,247	13.9%
2023	19	2,491	6.0%	157,825	7.6%
2024	8	1,320	3.2%	59,807	2.9%
2025	10	3,571	8.5%	132,867	6.4%
2026	8	1,629	3.9%	80,307	3.8%
2027	9	4,076	9.7%	143,753	6.9%
Thereafter	3	598	1.4%	13,156	0.6%
Total	320	$41,795	100%	2,086,310	100%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2017, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

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
Stockholder Information
As of March 1, 2018, we had 64.7 million shares of common stock outstanding held by a total of approximately 15,000 stockholders. The number of stockholders is based on the records of DST Systems, Inc., who serves as our transfer agent.
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
We provide an estimated value per share to assist broker-dealers that participated in our initial public offering in meeting their customer account statement reporting obligations under National Association of Securities Dealers Conduct Rule 2340 as required by FINRA. This valuation was performed in accordance with the provisions of and also to comply with Practice Guideline 2013-01, Valuations of Publicly Registered, Non-Listed REITs issued by the IPA in April 2013. For this purpose, we estimated the value of the shares of our common stock as $11.50 per share as of December 31, 2017. This estimated value per share is based on our board of directors’ approval on December 7, 2017 of an estimated value per share of our common stock of $11.50 based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding as of September 30, 2017, with the exception of adjustments to (i) our net asset value to give effect to a self-tender offer completed in October 2017 (the “Self-Tender”) and the December 7, 2017 declaration of a special dividend of $3.61 per share on our outstanding shares of common stock to the stockholders of record as of the close of business on December 7, 2017 (the “Special Dividend”) and (ii) our shares outstanding to give effect to the Self-Tender. Excluding the Special Dividend, our estimated value per share of common stock would be $15.11. Other than the Self-Tender and the declaration of the Special Dividend, there were no material changes between September 30, 2017 and December 7, 2017 to the net values of our assets and liabilities that impacted the overall estimated value per share. On November 8, 2017, we completed the sale of the Singapore Portfolio (defined below); however, such transaction did not have a material impact on our estimated value per share of common stock as the valuation of the Singapore Portfolio used in the calculation of our estimated value per share was based on the sales price less actual disposition costs and fees of the Singapore Portfolio.
Our conflicts committee, composed of all of our independent directors, is responsible for the oversight of the valuation process, including the review and approval of the valuation process and methodologies used to determine our estimated value per share, the consistency of the valuation and appraisal methodologies with real estate industry standards and practices and the reasonableness of the assumptions used in the valuations and appraisals. The estimated value per share was based upon the recommendation and valuation prepared by KBS Capital Advisors, our external advisor. KBS Capital Advisors’ valuation of our consolidated investments in real estate properties and two of our unconsolidated joint venture investments in real estate properties was based on (i) appraisals of such investments performed by third-party valuation firms, (ii) the acquisition price of a recently acquired real estate property and (iii) the sales price less actual disposition costs and fees of the 11 properties (the “Singapore Portfolio”) that were sold to a newly formed Singapore real estate investment trust subsequent to September 30, 2017. Appraisals on (i) all of our consolidated investments in real properties, excluding one office property acquired in September 2017, investments in undeveloped land and the Singapore Portfolio, and (ii) two of our unconsolidated investments in real estate properties were performed by Duff & Phelps, LLC (“Duff & Phelps”). Appraisals of our investments in undeveloped land were performed by Newmark Knight Frank Valuation & Advisory, LLC (“Newmark”), a division of Newmark Knight Frank. Duff & Phelps and Newmark, each an independent third-party valuation firm, also prepared appraisal reports, summarizing key inputs and assumptions, for each of the real estate properties they respectively appraised. KBS Capital Advisors also performed valuations with respect to our real estate-related investments, one of our unconsolidated joint ventures, cash, other assets, mortgage debt and other liabilities. The methodologies and assumptions used to determine the estimated value of our assets and the estimated value of our liabilities are described further below.

KBS Capital Advisors used the appraised values of our real estate properties, the acquisition price of one office property and, in the case of the Singapore Portfolio, the sales price less actual disposition costs and fees, together with KBS Capital Advisors’ estimated value of each of our other assets and liabilities and adjusted for the impact of the Self-Tender and the Special Dividend, to calculate and recommend an estimated value per share of our common stock. Upon (i) the conflicts committee’s receipt and review of KBS Capital Advisors’ valuation report, including KBS Capital Advisors’ summary of the appraisal reports prepared by Duff & Phelps and Newmark and KBS Capital Advisors’ estimated value of each of our other assets and our liabilities, (ii) the conflicts committee’s review of the reasonableness of our estimated value per share resulting from KBS Capital Advisors’ valuation process, (iii) consideration of the Self-Tender and the Special Dividend, and (iv) in light of other factors considered by the conflicts committee and the conflicts committee’s own extensive knowledge of our assets and liabilities, the conflicts committee concluded that the estimated value per share proposed by KBS Capital Advisors was reasonable and recommended to the board of directors that it adopt $11.50 as the estimated value per share of our common stock. At the special meeting of the board of directors, the board of directors unanimously agreed to accept the recommendation of the conflicts committee and approved $11.50 as the estimated value of our common stock, which determination is ultimately and solely the responsibility of the board of directors.
The table below sets forth the calculation of our estimated value per share as of December 7, 2017, as well as the calculation of our prior estimated value per share as of December 8, 2016:

	December 7, 2017 Estimated Value per Share	December 8, 2016 Estimated Value per Share(1)	Change in Estimated Value per Share
Real estate properties (2)	$30.83	$28.85	$1.98
Real estate equity securities (3)	0.90	—	0.90
Real estate debt securities (3)	0.33	—	0.33
Cash (4)	0.60	0.73	(0.13)
Investments in unconsolidated joint ventures (5)	3.26	2.76	0.50
Other assets	0.53	0.52	0.01
Mortgage debt (6)	(13.96)	(12.12)	(1.84)
Series A Debentures (7)	(5.54)	(4.39)	(1.15)
Advisor participation fee potential liability	(0.54)	(0.50)	(0.04)
Other liabilities	(0.71)	(0.58)	(0.13)
Non-controlling interests	(0.59)	(0.46)	(0.13)
Estimated value per share prior to December 7, 2017 Special Dividend declaration	$15.11	$14.81	$0.30
Estimated enterprise value premium	None assumed	None assumed	None assumed
Special Dividend declared on December 7, 2017 (8)	(3.61)	—	(3.61)
Total estimated value per share	$11.50	$14.81	$(3.31)
_____________________
(1) The December 8, 2016 estimated value per share was based upon the recommendation and valuation of KBS Capital Advisors. We engaged Duff & Phelps and Newmark, to provide appraisals of our real estate properties and KBS Capital Advisors performed valuations of our real estate-related investments, cash, other assets, mortgage debt and other liabilities. For more information relating to the December 8, 2016 estimated value per share and the assumptions and methodologies used by Duff & Phelps, Newmark and KBS Capital Advisors, see our Current Report on Form 8-K filed with the SEC on December 15, 2016.
(2) The increase in the estimated value of real estate properties was due to increases in fair values of our real estate properties and additional acquisitions of real estate properties, partially offset by dispositions of real estate, including the sale of a 45% interest in one office property. The estimated value per share of our real estate properties as of December 7, 2017 includes the properties sold in the Singapore Portfolio subsequent to September 30, 2017. As explained above, such transaction did not have a material impact on our estimated value per share of common stock.
(3) The increases in the estimated values of real estate equity and debt securities were due to acquisitions of real estate equity and debt securities subsequent to September 30, 2016.
(4) Reflects cash as of September 30, 2017 less cash proceeds used for the Self-Tender.
(5) The increase in the estimated value of investments in unconsolidated joint ventures was primarily due to a new unconsolidated joint venture being formed following the sale of a 45% interest in an office property, partially offset by a return of capital distribution from another joint venture.
(6) The increase in mortgage debt was primarily due to additional borrowings to fund acquisitions of real estate and capital expenditures on real estate. The estimated value per share of our mortgage debt as of December 7, 2017 includes the mortgage debt repaid subsequent to September 30, 2017 in connection with the sale of the Singapore Portfolio. As explained above, such transaction did not have a material impact on our estimated value per share of common stock.
(7) Amount relates to Series A Debentures issued in Israel on March 8, 2016. The increase is due to an increase in fair value of the Series A Debentures, which are publicly traded on the Tel-Aviv Stock Exchange, and the change in foreign exchange rate of the Israeli new Shekel.
(8) On December 7, 2017, our board of directors declared the Special Dividend, which we paid in January 2018. The Special Dividend was paid in a combination of cash and stock with cash funded from the sale of the Singapore Portfolio.

The increase in our estimated value per share before the impact of the Special Dividend from the previous estimate was primarily due to the items noted below, which reflect the significant contributors to the increase in the estimated value per share from $14.81 to $15.11. The changes are not equal to the change in values of each real estate asset and liability group presented in the table above due to real estate property acquisitions, debt financings and other factors, which caused the value of certain asset or liability groups to change with no impact to our fair value of equity or the overall estimated value per share.

Change in Estimated Value per Share
December 8, 2016 estimated value per share	$14.81
Changes to estimated value per share
Investments
Real estate	1.30
Investments in unconsolidated joint ventures	0.42
Investments in debt and equity securities	0.07
Capital expenditures on real estate	(0.81)
Total change related to investments	0.98
Operating cash flows in excess of quarterly distributions declared	0.19
Foreign currency loss	(0.17)
Selling, acquisition and financing costs (1)	(0.25)
Advisor disposition fees (2)	(0.14)
Notes payable	(0.40)
Self-Tender offer price discount (3)	0.09
Total change in estimated value per share prior to December 7, 2017 Special Dividend declaration	$0.30
Estimated value per share prior to December 7, 2017 Special Dividend declaration	$15.11
Special Dividend (4)	(3.61)
December 7, 2017 estimated value per share	$11.50
_____________________
(1) Selling, acquisition and financing costs include $7.7 million, or $0.14 per share, for the Singapore Portfolio sale on November 8, 2017.
(2) Advisor disposition fees include approximately $7.2 million, or $0.13 per share, for the Singapore Portfolio sale on November 8, 2017.
(3) On October 23, 2017, we accepted 4,688,671 shares for a price of $14.07 per share or an aggregate of $66.0 million in connection the Self-Tender, the results of which increases the estimated value per share as the purchase price for shares under the Self-Tender was less than the estimated value per share.
(4) See footnote (8) to the table above.
As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties using different assumptions and estimates could derive a different estimated value per share, and these differences could be significant. The estimated value per share is not audited and does not represent the fair value of our assets less the fair value of our liabilities according to GAAP, nor does it represent a liquidation value of our assets and liabilities or the price at which our shares of common stock would trade at on a national securities exchange. The estimated value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated value per share also does not take into account estimated disposition costs and fees for real estate properties that are not held for sale, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations or the impact of restrictions on the assumption of debt. The estimated value per share does consider any participation or incentive fees that would be due to KBS Capital Advisors based on the aggregate net asset value of us and that would be payable in a hypothetical liquidation of us as of the valuation date in accordance with the terms of our advisory agreement. As of December 7, 2017, we had no potentially dilutive securities outstanding that would impact the estimated value per share of our common stock.

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
Real Estate
Independent Valuation Firm
Duff & Phelps(1) was selected by KBS Capital Advisors and approved by our conflicts committee to appraise all of our consolidated investments in real estate properties, 110 William Street (defined below) and 353 Sacramento (defined below) but excluding our investments in undeveloped land, one recently acquired office property and the Singapore Portfolio. Newmark (2) was selected by KBS Capital Advisors and approved by our conflicts committee to appraise our three investments in undeveloped land. Duff & Phelps and Newmark are engaged in the business of appraising commercial real estate properties and are not affiliated with us or KBS Capital Advisors. The compensation we paid to Duff & Phelps and Newmark is based on the scope of work and not on the appraised values of our real estate properties.  The appraisals were performed in accordance with the Code of Ethics and the Uniform Standards of Professional Appraisal Practice, or USPAP, the real estate appraisal industry standards created by The Appraisal Foundation, as well as the requirements of the state where each real property is located.  Each appraisal was reviewed, approved and signed by an individual with the professional designation of MAI (Member of the Appraisal Institute). The use of the reports is subject to the requirements of the Appraisal Institute relating to review by its duly authorized representatives. In preparing their appraisal reports, Duff & Phelps and Newmark did not, and were not requested to, solicit third-party indications of interest for our common stock in connection with possible purchases thereof or the acquisition of all or any part of us.
Duff & Phelps and Newmark collected all reasonably available material information that each deemed relevant in appraising our real estate properties. Duff & Phelps relied in part on property-level information provided by KBS Capital Advisors, including (i) property historical and projected operating revenues and expenses; (ii) property lease agreements; and (iii) information regarding recent or planned capital expenditures. Newmark was provided with land surveys and development plans and relied in part on such information.
In conducting their investigation and analyses, Duff & Phelps and Newmark took into account customary and accepted financial and commercial procedures and considerations as they deemed relevant. Although Duff & Phelps and Newmark reviewed information supplied or otherwise made available by us or KBS Capital Advisors for reasonableness, they assumed and relied upon the accuracy and completeness of all such information and of all information supplied or otherwise made available to them by any other party and did not independently verify any such information. With respect to operating or financial forecasts and other information and data provided to or otherwise reviewed by or discussed with Duff & Phelps and Newmark, Duff & Phelps and Newmark assumed that such forecasts and other information and data were reasonably prepared in good faith on bases reflecting the best currently available estimates and judgments of our management, board of directors and/or KBS Capital Advisors. Duff & Phelps and Newmark relied on us to advise them promptly if any information previously provided became inaccurate or was required to be updated during the period of their review.

_____________________
(1) Duff & Phelps is actively engaged in the business of appraising commercial real estate properties similar to those owned by us in connection with public securities offerings, private placements, business combinations and similar transactions. We engaged Duff & Phelps to deliver an appraisal report relating to all of our consolidated investments in real estate properties, with the exception of our investments in undeveloped land, and Duff & Phelps received fees upon the delivery of such report. In addition, we have agreed to indemnify Duff & Phelps against certain liabilities arising out of this engagement. In the four years prior to the date of this filing, Duff & Phelps and its affiliates have provided a number of commercial real estate, appraisal and valuation services for us and/or our affiliates and have received fees in connection with such services. Duff & Phelps and its affiliates may from time to time in the future perform other commercial real estate, appraisal and valuation services for us and our affiliates in transactions related to the properties that are the subjects of the appraisals, so long as such other services do not adversely affect the independence of the applicable Duff & Phelps appraiser as certified in the applicable appraisal reports.
(2) Newmark is actively engaged in the business of appraising commercial real estate properties similar to those owned by us in connection with public securities offerings, private placements, business combinations and similar transactions. We engaged Newmark to deliver appraisal reports relating to our investments in undeveloped land and Newmark received fees upon the delivery of such reports. In addition, we have agreed to indemnify Newmark against certain liabilities arising out of this engagement. Newmark is an affiliate of Newmark Knight Frank, a parent holding company of affiliated companies that are engaged in the ordinary course of business in many areas related to commercial real estate and related services. Newmark and its affiliates may from time to time in the future perform other commercial real estate, appraisal, valuation and financial advisory services for us and our affiliates in transactions related to the properties that are the subjects of the appraisals, so long as such other services do not adversely affect the independence of the applicable Newmark appraiser as certified in the applicable appraisal reports.

In performing their analyses, Duff & Phelps and Newmark made numerous other assumptions as of various points in time with respect to industry performance, general business, economic and regulatory conditions and other matters, many of which are beyond their control and our control, as well as certain factual matters. For example, unless specifically informed to the contrary, Duff & Phelps and Newmark assumed that we have clear and marketable title to each real estate property appraised, that no title defects exist, that any improvements were made in accordance with law, that no hazardous materials are present or were present previously, that no deed restrictions exist, and that no changes to zoning ordinances or regulations governing use, density or shape are pending or being considered. Furthermore, Duff & Phelps’ and Newmark’s analyses, opinions and conclusions were necessarily based upon market, economic, financial and other circumstances and conditions existing as of or prior to the date of the appraisal, and any material change in such circumstances and conditions may affect Duff & Phelps’ and Newmark’s analyses and conclusions.  Duff & Phelps’ and Newmark’s appraisal reports contain other assumptions, qualifications and limitations that qualify the analyses, opinions and conclusions set forth therein.  Furthermore, the prices at which our real estate properties may actually be sold could differ from Duff & Phelps’ and Newmark’s analyses.
Although Duff & Phelps and Newmark considered any comments received from us or KBS Capital Advisors to their appraisal reports, the final appraised values of our real estate properties, with the exception of the Singapore Portfolio and one recently acquired office property, were determined by Duff & Phelps and Newmark.  The appraisal reports for our real estate properties are addressed solely to us to assist KBS Capital Advisors in calculating and recommending an updated estimated value per share of our common stock. The appraisal reports are not addressed to the public and may not be relied upon by any other person to establish an estimated value per share of our common stock and do not constitute a recommendation to any person to purchase or sell any shares of our common stock. In preparing their appraisal reports, Duff & Phelps and Newmark did not solicit third-party indications of interest for our real estate properties. While Duff & Phelps and Newmark are responsible for providing appraisals for us, Duff & Phelps and Newmark are not responsible for, did not calculate, and did not participate in the determination of the estimated value per share of our common stock.
The foregoing is a summary of the standard assumptions, qualifications and limitations that generally apply to Duff & Phelps’ and Newmark's appraisal reports. All of the Duff & Phelps and Newmark appraisal reports, including the analysis, opinions and conclusions set forth in such reports, are qualified by the assumptions, qualifications and limitations set forth in the respective appraisal reports.
Real Estate Valuation
Duff & Phelps and Newmark (in the case of our ownership of undeveloped land) appraised each of our real estate properties, with the exception of one recently acquired office portfolio and the Singapore Portfolio. Duff & Phelps and Newmark used various methodologies, as appropriate, such as the direct capitalization approach, discounted cash flow analyses and sales comparison approach. Duff & Phelps relied primarily on 10-year discounted cash flow analyses for the final valuations of each of the real estate properties (which exclude undeveloped land) and Newmark relied primarily on the sales comparison approach for the final valuations of the undeveloped land that it appraised. Duff & Phelps calculated the discounted cash flow value of our real estate properties (which exclude undeveloped land) using property-level cash flow estimates, terminal capitalization rates and discount rates that fall within ranges they believe would be used by similar investors to value the properties we own based on recent comparable market transactions adjusted for unique property and market-specific factors. Newmark relied primarily on the sales comparison approach and estimated the value of the undeveloped land based on the most applicable recent comparable market transactions.
As of September 30, 2017, we owned 22 real estate assets (consisting of 14 office properties, one office campus consisting of nine office buildings and 18 acres of undeveloped land, one office portfolio consisting of four office buildings and 25 acres of undeveloped land, one office/flex/industrial portfolio consisting of 21 buildings, one retail property, two apartment properties and two investments in undeveloped land with approximately 1,100 developable acres). On November 8, 2017, we, through 11 wholly owned subsidiaries, sold the Singapore Portfolio to various subsidiaries of Keppel-KBS US REIT, a newly formed Singapore real estate investment trust that is listed on the Singapore Stock Exchange. We sold ten office properties and one office campus consisting of nine office buildings and 18 acres of undeveloped land. The estimated value for the Singapore Portfolio sold subsequent to September 30, 2017 was $804.0 million, before sales credits and costs.

We obtained appraisals for 10 real estate assets (consisting of three office properties, one office portfolio consisting of four office buildings and 25 acres of undeveloped land, one office/flex/industrial portfolio consisting of 21 buildings, one retail property, two apartment properties and two investments in undeveloped land with approximately 1,100 developable acres). As of September 30, 2017, the total appraised value of our consolidated real estate properties, excluding one office property acquired in September 2017 and the Singapore Portfolio, as provided by Duff & Phelps and Newmark using the appraisal methods described above, was $744.4 million. The estimated value of the Singapore Portfolio, based on sale price less actual disposition cost and fees, was $779.1 million and the estimated value of an office property acquired in September 2017 was $82.8 million, which represents the purchase price of such office property. Based on the appraisal and valuation methodologies described above, the total estimated value of our consolidated real estate properties was $1,606.2 million. The total cost basis of these properties as of September 30, 2017 was $1,304.6 million. This amount includes the acquisition cost of $1,083.1 million, $38.0 million for the acquisition of minority interests in joint ventures, $167.3 million in capital expenditures, leasing commissions and tenant improvements since inception and $16.3 million of acquisition fees and expenses as well as foreclosure costs. The total estimated real estate value as of September 30, 2017 compared to the total acquisition cost of our real estate properties plus subsequent capital improvements through September 30, 2017 results in an overall increase in the real estate value of approximately 23%.
The following table summarizes the key assumptions that were used in the discounted cash flow models in order to arrive at the appraised real estate property values as well as the sales comparison range of values used to arrive at the appraised values for undeveloped land:

	Range in Values	Weighted-Average Basis
Consolidated Investments in Real Estate Properties (Excluding Undeveloped Land)
Terminal capitalization rate	4.00% to 7.50%	6.46%
Discount rate	4.75% to 9.50%	7.95%
Net operating income compounded annual growth rate (1)	(1.04%) to 15.16%	6.64%

Undeveloped Land
Price per acre (2)	$115,552 to $1,313,519	$129,523
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
(2) The weighted-average price per acre was primarily driven by our two investments in undeveloped land with approximately 1,530 acres (1,100 developable acres) located in North Las Vegas, Nevada.  The weighted-average price per acre for these two investments in undeveloped land was approximately $115,552.
While we believe that Duff & Phelps’ and Newmark’s assumptions and inputs are reasonable, a change in these assumptions and inputs would significantly impact the calculation of the appraised value of our real estate properties and, thus, its estimated value per share. As of September 30, 2017, certain of our real estate assets have non-stabilized occupancies.  Appraisals may provide a sense of the value of the investment, but any appraisal of the property will be based on numerous estimates, judgments and assumptions that significantly affect the appraised value of the underlying property. An appraisal of a non-stabilized property, in particular, involves a high degree of subjectivity due to high vacancy levels and uncertainties with respect to future market rental rates and timing of lease-up and stabilization. Accordingly, different assumptions may materially change the appraised value of the property. The table below illustrates the impact on the estimated value per share if the terminal capitalization rates or discount rates were adjusted by 25 basis points, and assuming all other factors remain unchanged, with respect to the real estate properties referenced in the table above (excluding undeveloped land). Additionally, the table below illustrates the impact on the estimated value per share if the terminal capitalization rates or discount rates were adjusted by 5% in accordance with the IPA guidance:

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease of 25 basis points	Increase of 25 basis points	Decrease of 5%	Increase of 5%
Terminal capitalization rates	$0.22	$(0.20)	$0.28	$(0.25)
Discount rates	0.16	(0.15)	0.26	(0.24)

The table below illustrates the impact on the estimated value per share if the price per acre of the investments in undeveloped land was adjusted by 5%:

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease of 5%	Increase of 5%
Price per acre	$(0.17)	$0.17
Investments in Unconsolidated Joint Ventures
As of September 30, 2017, we held three investments in unconsolidated joint ventures. One of the investments in unconsolidated joint ventures represents a 60% interest in a joint venture which owns an office property containing 928,157 rentable square feet (“110 William Street”). The appraised value of 110 William Street as provided by Duff & Phelps was $480.5 million. KBS Capital Advisors relied on the appraised value provided by Duff & Phelps along with the fair value of other assets and liabilities as determined by KBS Capital Advisors, and then calculated the amount that we would receive in a hypothetical liquidation of the real estate at the appraised value and the other assets and liabilities at their fair values based on the profit participation thresholds contained in the joint venture agreement.  The resulting amount was the fair value assigned to our 60% interest in this unconsolidated joint venture. As of September 30, 2017, the carrying value and estimated fair value of our investment in this unconsolidated joint venture were $8.7 million and $113.8 million, respectively.
Duff & Phelps relied on a 10-year discounted cash flow analyses for the final valuation of 110 William Street. The terminal capitalization rate, discount rate and CAGR used in the discounted cash flow model to arrive at the appraised value were 5.75%,7.00% and 7.95%, respectively.
One of the investments in unconsolidated joint ventures represents a 55% interest in a joint venture which owns an office building containing 284,751 rentable square feet located on approximately 0.35 acres of land in San Francisco, California (“353 Sacramento”). The appraised value of 353 Sacramento as provided by Duff & Phelps was $180.3 million. KBS Capital Advisors relied on the appraised value provided by Duff & Phelps along with the fair value of other assets and liabilities as determined by KBS Capital Advisors, and then calculated the amount that we would receive in a hypothetical liquidation of the real estate at the appraised value and the other assets and liabilities at their fair values based on the profit participation thresholds contained in the joint venture agreement. The resulting amount was the fair value assigned to our 55% interest in this unconsolidated joint venture. As of September 30, 2017, the carrying value and estimated fair value of our investment in this unconsolidated joint venture were $45.3 million and $51.3 million, respectively.
Duff & Phelps relied on a 10-year discounted cash flow analyses for the final valuation of 353 Sacramento. The terminal capitalization rate, discount rate and CAGR used in the discounted cash flow model to arrive at the appraised value were 5.50%,7.50% and 22.08%, respectively.
The table below illustrates the impact on the estimated value per share if the terminal capitalization rates or discount rates were adjusted by 25 basis points, and assuming all other factors remain unchanged, with respect to 110 William Street and 353 Sacramento. Additionally, the table below illustrates the impact on the estimated value per share if the terminal capitalization rates or discount rates for 110 William Street and 353 Sacramento were adjusted by 5% in accordance with the IPA guidance:

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease of 25 basis points	Increase of 25 basis points	Decrease of 5%	Increase of 5%
Terminal capitalization rates	$0.17	$(0.15)	$0.19	$(0.17)
Discount rates	0.11	(0.10)	0.16	(0.15)
Our third unconsolidated joint venture investment represents an interest of less than 5% in a joint venture which owns eight industrial properties and a master lease with respect to another industrial property encompassing 4.4 million square feet, and was valued by KBS Capital Advisors using a discounted cash flow analysis of the expected distributions to us. The cash flow estimates used in the analysis were based on our participation interest in the estimated cash flows available after paying debt service through ultimate liquidation of the joint venture as described in the joint venture agreement. The cash flow estimates of the joint venture were reviewed by KBS Capital Advisors. As of September 30, 2017, the carrying value and estimated fair value of our investment in this unconsolidated joint venture were $4.3 million and $4.7 million, respectively. The estimated value of our investment in this unconsolidated joint venture for purposes of our estimated value per share was calculated by applying an 8.5% discount rate to the estimated cash flows for a total value of $0.09 per share. Assuming all other factors remain unchanged, a decrease or increase in the discount rates of 25 basis points would have no impact on the estimated value per share. Additionally, a 5% decrease or increase in the discount rates would have no impact on the estimated value per share.

Real Estate Equity Securities
The estimated value of our real estate equity securities is equal to the GAAP fair value disclosed in our Quarterly Report on Form 10-Q for the period ended September 30, 2017, which also equals the book value of the real estate equity securities in accordance with GAAP. The fair value of real estate equity securities was based on a quoted price in an active market on a major stock exchange. As of September 30, 2017, the fair value and carrying value of our real estate equity securities was $47.0 million.
Real Estate Debt Securities
The estimated value of our real estate debt securities is equal to the GAAP fair value disclosed in our Quarterly Report on Form 10-Q for the period ended September 30, 2017, but does not equal the book value of the real estate debt securities in accordance with GAAP. The estimated value of our real estate debt securities was determined using an internal valuation model that considers the expected cash flows for the loans, underlying collateral values (for collateral dependent loans) and estimated yield requirements of institutional investors for real estate debt securities with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements. As of September 30, 2017, the fair value and carrying value of our real estate debt securities was $17.4 million and $17.6 million, respectively. The discount rate applied to the cash flow from the real estate debt securities, which have a remaining term of 2.1 years, was approximately 12.10%. Similar to the appraisals of our real estate properties, a change in the assumptions and inputs would change the fair value of our real estate debt securities and thus, could change our estimated NAV per share. Assuming all other factors remain unchanged, a decrease or increase in the discount rates of 25 basis points would have no impact on our estimated net asset value per share. Additionally, assuming all other factors remain unchanged, a 5% decrease or increase in the discount rates would have no impact on our estimated net asset value per share.
Notes Payable
The estimated values of our notes payable are equal to the GAAP fair values disclosed in our Quarterly Report on Form 10-Q for the period ended September 30, 2017, but do not equal the book value of the loans in accordance with GAAP. The estimated values of our notes payable were determined using a discounted cash flow analysis. The cash flows were based on the remaining loan terms, including extensions we expect to exercise, and on management’s estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio and type of collateral.
As of September 30, 2017, the GAAP fair value and carrying value of our notes payable were $727.5 million and $722.7 million, respectively. The weighted-average discount rate applied to the future estimated debt payments, which have a weighted-average remaining term of 1.7 years, was approximately 3.82%. The table below illustrates the impact on our estimated value per share if the discount rates were adjusted by 25 basis points, and assuming all other factors remain unchanged, with respect to our notes payable. Additionally, the table below illustrates the impact on the estimated value per share if the discount rates were adjusted by 5% in accordance with the IPA guidance:

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease of 25 basis points	Increase of 25 basis points	Decrease of 5%	Increase of 5%
Discount rates	$(0.05)	$0.05	$(0.04)	$0.04
Series A Debentures
Our Series A Debentures are publicly traded on the Tel-Aviv Stock Exchange. The estimated value of our Series A Debentures is based on the quoted bond price as of September 30, 2017 on the Tel-Aviv Stock Exchange of 105.2% of face value and foreign currency exchange rates as of September 30, 2017. The decrease in estimated value per share attributable to our Series A Debentures is due to an increase in fair value of the Series A Debentures and the change in foreign exchange rate of the Israeli new Shekel. As of September 30, 2017, the fair value and GAAP carrying value of our Series A debentures were $288.8 million and $267.6 million, respectively.

Non-controlling Interest
We have an ownership interest in four consolidated joint ventures as of September 30, 2017. As we consolidate these joint ventures, the entire amount of the underlying assets and liabilities are reflected at their fair values in the corresponding line items of the estimated value per share calculation. As a result, we also must consider the fair value of any non-controlling interest liability as of September 30, 2017. In determining this fair value, we considered the various profit participation thresholds in each of the joint ventures that must be measured in determining the fair value of our non-controlling interest liability. We used the real estate appraisals provided by Duff & Phelps and Newmark and calculated the amount that the joint venture partners would receive in a hypothetical liquidation of the underlying real estate properties (including all current assets and liabilities) at their current appraised values and the payoff of any related debt at its fair value, based on the profit participation thresholds contained in the joint venture agreements. The estimated payment to the joint venture partners was then reflected as the non-controlling interest liability in our calculation of its estimated value per share.
Participation Fee Potential Liability Calculation
In accordance with the advisory agreement with KBS Capital Advisors, KBS Capital Advisors is entitled to receive a participation fee equal to 15.0% of our net cash flows, whether from continuing operations, net sale proceeds or otherwise, after our stockholders have received, together as a collective group, aggregate distributions (including distributions that may constitute a return of capital for federal income tax purposes) sufficient to provide (i) a return of their net invested capital, or the amount calculated by multiplying the total number of shares purchased by stockholders by the issue price, reduced by any amounts to repurchase shares pursuant to our share redemption program, and (ii) a 7.0% per year cumulative, noncompounded return on such net invested capital. Net sales proceeds means the net cash proceeds realized by us after deduction of all expenses incurred in connection with a sale, including disposition fees paid to KBS Capital Advisors. The 7.0% per year cumulative, noncompounded return on net invested capital is calculated on a daily basis. In making this calculation, the net invested capital is reduced to the extent distributions in excess of a cumulative, noncompounded, annual return of 7.0% are paid (from whatever source), except to the extent such distributions would be required to supplement prior distributions paid in order to achieve a cumulative, noncompounded, annual return of 7.0% (invested capital is only reduced as described in this sentence; it is not reduced simply because a distribution constitutes a return of capital for federal income tax purposes). The 7.0% per year cumulative, noncompounded return is not based on the return provided to any individual stockholder. Accordingly, it is not necessary for each of our stockholders to have received any minimum return in order for KBS Capital Advisors to participate in our net cash flows. In fact, if KBS Capital Advisors is entitled to participate in our net cash flows, the returns of our stockholders will differ, and some may be less than a 7.0% per year cumulative, noncompounded return. This fee is payable only if we are not listed on an exchange. For purposes of determining the estimated value per share, KBS Capital Advisors calculated the potential liability related to this incentive fee based on a hypothetical liquidation of the assets and liabilities at their estimated fair values, after considering the impact of any potential closing costs and fees related to the disposition of real estate properties. KBS Capital Advisors estimated the fair value of this liability to be $28.4 million or $0.54 per share as of the valuation date, and included the impact of this liability in its calculation of our estimated value per share.
Other Assets and Liabilities
The carrying values of a majority of our other assets and liabilities are considered to equal their fair value due to their short maturities or liquid nature. Certain balances, such as straight-line rent receivables, lease intangible assets and liabilities, accrued capital expenditures, capital expenditures payable, deferred financing costs, unamortized lease commissions and unamortized lease incentives, have been eliminated for the purpose of the valuation due to the fact that the value of those balances were already considered in the valuation of the related asset or liability. KBS Capital Advisors has also excluded redeemable common stock as temporary equity does not represent a true liability to us and the shares that this amount represents are included in our total outstanding shares of common stock for purposes of calculating the estimated value per share of our common stock.
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

Limitations of Estimated Value Per Share
As mentioned above, we are providing this estimated value per share to assist broker dealers that participated in our initial public offering in meeting their customer account statement reporting obligations. This valuation was performed in accordance with the provisions of and also to comply with IPA valuation guidelines. The estimated value per share set forth above first appeared on the December 31, 2017 customer account statements that were mailed in January 2018. As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share. The estimated value per share is not audited and does not represent the fair value of our assets less the fair value of our liabilities according to GAAP.
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
Further, the estimated value per share as of December 7, 2017 is based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding, all as of September 30, 2017, after giving effect to the Special Dividend and the results of the Self-Tender. The value of our shares will fluctuate over time in response to developments related to individual assets in our portfolio and the management of those assets and in response to the real estate and finance markets. The estimated value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated value per share does not take into account estimated disposition costs and fees for real estate properties that are not held for sale or under contract for sale, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations or the impact of restrictions on the assumption of debt. The estimated value per share does consider any participation or incentive fees that would be due to KBS Capital Advisors based on the aggregate net asset value of us which would be payable in a hypothetical liquidation of us as of the valuation date in accordance with the terms of our advisory agreement. We currently expect to utilize KBS Capital Advisors and/or an independent valuation firm to update the estimated value per share no later than December 2018.
Historical Estimated Values per Share
The historical reported estimated values per share of our common stock approved by the board of directors are set forth below:

Estimated Value per Share	Effective Date of Valuation	Filing with the Securities and Exchange Commission
$14.81	December 8, 2016	Current Report on Form 8-K, filed December 15, 2016
$13.44	December 8, 2015	Current Report on Form 8-K, filed December 10, 2015
$12.24	December 9, 2014	Current Report on Form 8-K, filed December 11, 2014
$11.27	March 25, 2014	Current Report on Form 8-K, filed March 27, 2014
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
We have not established a minimum distribution level, and our charter does not require that we make distributions to our stockholders. Distributions declared during 2017 and 2016, aggregated by quarter, are as follows (dollars in thousands, except per share amounts):

	2017
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter (1)	Total
Total Distributions Declared	$5,247	$5,298	$5,350	$187,914	$203,809
Total Per Share Distribution	$0.092	$0.093	$0.095	$3.610	$3.890
Rate Based on Initial Public Offering Purchase Price of $10.00 Per Share	0.92%	0.93%	0.95%	(1)	(1)
	2016
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared	$5,472	$5,469	$5,527	$5,376	$21,844
Total Per Share Distribution	$0.093	$0.093	$0.094	$0.095	$0.375
Rate Based on Initial Public Offering Purchase Price of $10.00 Per Share	0.93%	0.93%	0.94%	0.95%	3.75%
_____________________
(1) The only distribution declared during the fourth quarter of 2017 was the Special Dividend. See “Special Dividend” below.
The tax composition of our distributions paid during the years ended December 31, 2017 and 2016 was as follows:

	2017	2016
Ordinary Income	—%	—%
Return of Capital	5%	—%
Capital Gain	95%	100%
Total	100%	100%
For more information with respect to our distributions paid, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Distributions.”

Special Dividend
As described above, on December 7, 2017, our board of directors authorized a Special Dividend of $3.61 per share of common stock payable in either shares of our common stock or cash to, and at the election of, the stockholders of record as of December 7, 2017 (the “Record Date”). The Special Dividend was paid in January 2018 to stockholders of record as of the close of business on the Record Date. If stockholders elected all cash, their election was subject to adjustment such that the aggregate amount of cash to be distributed by us will be a maximum of 20% of the total Special Dividend (the “Maximum Cash Distribution”), with the remainder to be paid in shares of common stock.  The aggregate amount of cash paid by us pursuant to the Special Dividend and the actual number of shares of common stock issued pursuant to the Special Dividend depended upon the number of stockholders who elected cash or stock and whether the Maximum Cash Distribution was met.
In order to ensure that we maintain our status as a REIT, we must distribute at least 90% of our “real estate investment trust taxable income” each year, and distribute all of our “real estate investment trust taxable income” and “net capital gain” in order to avoid corporate level tax. The proceeds from the sale of the Singapore Portfolio will be part of such taxable income and/or net capital gain. Our board of directors approved the Special Dividend as a consequence of our sale of the Singapore Portfolio in order to ensure compliance with the REIT distribution requirements.  The Special Dividend payment, including both cash and stock portions, will generally be taxed as a capital gain distribution to stockholders due to the large amount of capital gain that was generated from the sale of the Singapore Portfolio.  The tax due on such dividend may exceed the amount of cash, if any, distributed to stockholders as part of the Special Dividend. Stockholders are advised to consult their tax advisors regarding the tax consequences of the Special Dividend in light of his or her particular investment or tax circumstances.
Stockholders had the right to elect, on or prior to December 29, 2017 (the “Election Deadline”), to be paid their pro rata portion of the Special Dividend all in common stock (a “Share Election”) or all in cash (a “Cash Election”); provided, however, that the total amount of cash payable to all stockholders in the Special Dividend was subject to the Maximum Cash Distribution, as described above, with the balance of the Special Dividend payable in the form of common stock. Stockholders failing to timely return a properly completed election form before the Election Deadline were deemed to have made a Cash Election (“Default Elections”).   If the aggregate amount of stockholder Cash Elections and Default Elections exceeded the Maximum Cash Distribution, then the payment of cash  was made on a pro rata basis to such stockholders such that the aggregate amount paid in cash to all stockholders equaled the Maximum Cash Distribution. The Special Dividend was paid on January 17, 2018. We paid $37.6 million (20%) in cash and issued $150.3 million (80%) in stock pursuant to the Special Dividend.
Unregistered Sales of Equity Securities
During the year ended December 31, 2017, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.
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

•
We may not redeem more than $3.0 million of shares in a given quarter (excluding shares redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence”). To the extent that we redeem less than $3.0 million of shares (excluding shares redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence”) in a given fiscal quarter, any remaining excess capacity to redeem shares in such fiscal quarter will be added to our capacity to otherwise redeem shares (excluding shares redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence”) during succeeding fiscal quarters. The last $1.0 million of net proceeds from the dividend reinvestment plan during the prior year is reserved exclusively for shares redeemed in connection with a stockholder’s death, “qualifying disability,” or “determination of incompetence” with any excess funds being available to redeem shares not requested in connection with a stockholder’s death, “qualifying disability or “determination of incompetence” during the December redemption date in the current year. We may increase or decrease this limit upon ten business days’ notice to stockholders. Our board of directors may approve an increase in this limit to the extent that we have received proceeds from asset sales or the refinancing of debt or for any other reason deemed appropriate by the board of directors.

We may amend, suspend or terminate the program upon 10 business days’ notice to our stockholders. We may provide notice to our stockholders by including such information in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC, or by a separate mailing to our stockholders.
On September 14, 2017, we commenced the Self-Tender for up to 3,553,660 shares of common stock at a price of $14.07 per share, or approximately $50.0 million of shares. On October 18, 2017, we increased the number of shares accepted for payment in the Self-Tender by up to 1,135,912 shares at a price of $14.07 per share, or approximately $16.0 million of shares. On October 23, 2017, we accepted for purchase 4,686,503 shares for an aggregate cost of $65.9 million, excluding fees and expenses related to the Self-Tender.
Because of the Self-Tender, the share redemption program was suspended from September 29, 2017 through October 31, 2017, meaning no redemptions were made in September or October (including those requested following a stockholder’s death, qualifying disability or determination of incompetence). We cancelled all outstanding redemption requests under the share redemption program as of the commencement of the Self-Tender and were not accepting any redemption requests under the share redemption program during the term of the Self-Tender.
Generally, we redeem all shares in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence” on the last business day of each month and redeems all other shares on the last business day of the quarter. However, as a result of the issuance of shares as a result of the Special Dividend paid in January 2018, our board of directors delayed the processing of redemptions that would otherwise occur on the last business day of December 2017 under the share redemption program until the last business day of January 2018. Any submission or withdrawal deadlines associated with such delayed redemptions were moved to their corresponding dates in January 2018.  For purposes of all the volume and funding limitations under the share redemption program, such delayed redemptions and any other redemption requests received and processed in January are deemed to have occurred in December 2017 rather than January 2018.

During the year ended December 31, 2017, we fulfilled redemption requests eligible for redemption under our share redemption program and received in good order and funded redemptions under our share redemption program with the net proceeds from our dividend reinvestment plan and cash on hand. We redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed	Average Price Paid Per Share (1)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2017	24,963	$14.81	(2)
February 2017	1,500	$14.81	(2)
March 2017	227,362	$14.12	(2)
April 2017	33,319	$14.81	(2)
May 2017	8,213	$14.81	(2)
June 2017	222,798	$14.10	(2)
July 2017	8,811	$14.81	(2)
August 2017	27,516	$14.81	(2)
September 2017	—	$—	(2)
October 2017	—	$—	(2)
November 2017	18,407	$14.81	(2)
December 2017	—	$—	(2)
Total	572,889
_____________________
(1) On December 8, 2016, our board of directors adopted a tenth amended and restated share redemption program (the “Tenth Amended Share Redemption Program”). Pursuant to the Tenth Amended Share Redemption Program, except for redemptions made upon a stockholder’s death, “qualifying disability” or “determination of incompetence,” the price at which we will redeem shares is 95% of our most recent estimated value per share as of the applicable redemption date. The Tenth Amended Share Redemption Program was effective on December 30, 2016. The Tenth Amended Share Redemption Program was suspended from September 29, 2017 through October 31, 2017, meaning no redemptions were made in September or October (including those requested following a stockholder’s death, qualifying disability or determination of incompetence). We cancelled all outstanding redemption requests under the share redemption program as of the commencement of the Self-Tender and were not accepting any redemption requests under the share redemption program during the term of the Self-Tender.
On December 7, 2017, our board of directors approved an estimated value per share of our common stock of $11.50. The change in the redemption price became effective for the January 2018 redemption date and is effective until the estimated value per share is updated. We expect to update our estimated value per share no later than December 2018. As a result of the Special Dividend paid in January 2018, our board of directors delayed the processing of redemptions that would otherwise occur on the last business day of December 2017 under the share redemption program until the last business day of January 2018. Any submission or withdrawal deadlines associated with such delayed redemptions were moved to their corresponding dates in January 2018.  For purposes of all the volume and funding limitations under the share redemption program, such delayed redemptions and any other redemption requests received and processed in January are deemed to have occurred in December 2017 rather than January 2018.
(2) We limit the dollar value of shares that may be redeemed under the program as described above. During the year ended December 31, 2017, we redeemed $8.2 million of common stock under the program, which represented all redemption requests received in good order and eligible for redemption through the December 2017 redemption date, except for the $8.6 million of shares in connection with redemption requests not made upon a stockholder’s death, “qualifying disability” or “determination of incompetence,” which redemption requests will be fulfilled subject to the limitations described above, of which $4.4 million relates to delayed December 2017 redemptions processed in January 2018. Based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during 2017, we have $8.7 million available for redemptions during 2018, subject to the limitations described above.
In addition to the redemptions under the share redemption program described above, during the year ended December 31, 2017, we repurchased an additional 47,750 shares of our common stock at $14.07 per share for an aggregate price of $0.7 million.

ITEM 6.	SELECTED FINANCIAL DATA
The following selected financial data as of and for the years ended December 31, 2017, 2016, 2015, 2014 and 2013 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

	As of December 31,
	2017	2016	2015	2014	2013
Balance sheet data
Total real estate and real estate-related investments, net	$640,681	$1,111,714	$850,364	$882,510	$660,385
Total assets	1,101,574	1,310,116	1,004,214	1,016,313	771,184
Total notes and bonds payable, net	603,043	950,624	547,323	524,062	252,466
Total liabilities	836,073	1,014,566	585,565	556,266	278,925
Redeemable common stock	4,518	—	9,859	9,911	17,573
Total equity	260,983	295,550	408,790	450,136	474,686
	For the Years Ended December 31,
	2017	2016	2015	2014	2013
Operating data
Total revenues	$140,714	$134,244	$112,128	$106,154	$68,496
Income (loss) from continuing operations attributable to common stockholders	210,644	(28,918)	2,444	(23,194)	150
Income (loss) from continuing operations per common share - basic and diluted	$3.77	$(0.50)	$0.04	$(0.39)	$—
Net income (loss) attributable to common stockholders	210,644	(28,918)	2,444	(23,194)	11,493
Net income (loss) per common share - basic and diluted	$3.77	$(0.50)	$0.04	$(0.39)	$0.20
Other data
Cash flows provided by operating activities	$13,432	$26,656	$25,855	$12,285	$23,518
Cash flows provided by (used in) investing activities	673,323	(306,495)	6,758	(285,795)	(287,755)
Cash flows (used in) provided by financing activities	(374,634)	311,875	(25,083)	235,461	197,281
Distributions declared	$203,809	$21,844	$22,280	$15,696	$25,679
Distributions declared per common share (1)	3.89	0.38	0.38	0.26	0.44
Weighted-average number of common shares outstanding, basic and diluted	55,829,708	58,273,335	59,656,667	59,714,540	58,359,568
_____________________
(1) Prior to 2014, our board of directors declared distributions from time to time based on our income, cash flow and investing and financing activities. During 2014, 2015, 2016, and the first, second and third quarters of 2017, our board of directors declared distributions on a quarterly basis based on our income, cash flow and investing and financing activities. Investors could choose to receive cash distributions or purchase additional shares under the dividend reinvestment plan. During the fourth quarter of 2017, the Special Dividend was declared based on the sale of the Singapore Portfolio.

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

On January 8, 2009, we filed a registration statement on Form S‑11 with the SEC to offer a minimum of 250,000 shares and a maximum of 140,000,000 shares of common stock for sale to the public, of which 100,000,000 shares were registered in our primary offering and 40,000,000 shares were registered under our dividend reinvestment plan. We ceased offering shares of common stock in our primary offering on November 14, 2012. We sold 56,584,976 shares of common stock in the primary offering for gross offering proceeds of $561.7 million. We continue to offer shares of common stock under the dividend reinvestment plan. As of December 31, 2017, we had sold 6,620,362 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $74.0 million. Also as of December 31, 2017, we had redeemed 11,447,764 of the shares sold in our offering for $151.8 million. Additionally, on December 29, 2011 and October 23, 2012, we issued 220,994 shares and 55,249 shares of common stock, respectively, for $2.0 million and $0.5 million, respectively, in private transactions exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.
On March 2, 2016, KBS Strategic Opportunity BVI, our wholly owned subsidiary, filed a final prospectus with the Israel Securities Authority for a proposed offering of up to 1,000,000,000 Israeli new Shekels of the Debentures at an annual interest rate not to exceed 4.25%. On March 1, 2016, KBS Strategic Opportunity BVI commenced the institutional tender of the Debentures and accepted application for 842.5 million Israeli new Shekels. On March 7, 2016, KBS Strategic Opportunity BVI commenced the public tender of the Debentures and accepted 127.7 million Israeli new Shekels. In the aggregate, KBS Strategic Opportunity BVI accepted 970.2 million Israeli new Shekels (approximately $249.2 million as of March 8, 2016) in both the institutional and public tenders at an annual interest rate of 4.25%. KBS Strategic Opportunity BVI issued the Debentures on March 8, 2016. The terms of the Debentures require principal installment payments equal to 20% of the face value of the Debentures on March 1st of each year from 2019 to 2023.
As of December 31, 2017, we consolidated four office properties, one office portfolio consisting of four office buildings and 14 acres of undeveloped land, one office/flex/industrial portfolio consisting of 21 buildings, one retail property, two apartment properties, three investments in undeveloped land with approximately 1,100 developable acres. We also owned three investments in unconsolidated joint ventures, an investment in real estate debt securities and two investments in real estate equity securities.
Market Outlook ─ Real Estate and Real Estate Finance Markets
Volatility in global financial markets and changing political environments can cause fluctuations  in the performance of the U.S. commercial real estate markets.  Possible future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in decreases in cash flows from investment properties. Increases in the cost of financing due to higher interest rates  may cause difficulty in refinancing debt obligations prior to or at maturity or at terms as favorable as the terms of existing indebtedness.  Market conditions can change quickly, potentially negatively impacting the value of real estate investments. Management continuously reviews our investment and debt financing strategies to optimize our portfolio and the cost of our debt exposure.
Liquidity and Capital Resources
Our principal demand for funds during the short and long-term is and will be for the acquisition of real estate and real estate-related investments, payment of operating expenses, capital expenditures and general and administrative expenses, payments under debt obligations, redemptions and purchases of our common stock and payments of distributions to stockholders. To date, we have had six primary sources of capital for meeting our cash requirements:

•	Proceeds from the primary portion of our initial public offering;

•	Proceeds from our dividend reinvestment plan;

•	Proceeds from our public bond offering in Israel;

•	Debt financing;

•	Proceeds from the sale of real estate and the repayment of real estate-related investments; and

•	Cash flow generated by our real estate and real estate-related investments.
We sold 56,584,976 shares of common stock in the primary portion of our initial public offering for gross offering proceeds of $561.7 million. We ceased offering shares in the primary portion of our initial public offering on November 14, 2012. We continue to offer shares of common stock under the dividend reinvestment plan. As of December 31, 2017, we had sold 6,620,362 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $74.0 million.  To date, we have invested all of the net proceeds from our initial public offering in real estate and real estate-related investments. We intend to use our cash on hand, proceeds from asset sales, proceeds from debt financing, cash flow generated by our real estate operations and real estate-related investments and proceeds from our dividend reinvestment plan as our primary sources of immediate and long-term liquidity.

Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures and corporate general and administrative expenses.  Cash flow from operations from our real estate investments is primarily dependent upon the occupancy levels of our properties, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures.  As of December 31, 2017, our properties, excluding apartment properties, were collectively 76% occupied and our apartment properties were collectively 96% occupied.
Investments in real estate debt securities generate cash flow in the form of interest income, which are reduced by loan service fees, asset management fees and corporate general and administrative expenses. Investments in real estate equity securities generate cash flow in the form of dividend income, which is reduced by asset management fees. As of December 31, 2017, we had an investment in real estate debt securities outstanding with a total book value of $17.8 million and investments in real estate equity securities outstanding with a total book value of $90.1 million.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee of our board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expense reimbursements for the four fiscal quarters ended December 31, 2017 did not exceed the charter-imposed limitation.
For the year ended December 31, 2017, our cash needs for capital expenditures, redemptions of common stock and debt servicing were met with proceeds from debt financing, proceeds from our dividend reinvestment plan and cash on hand. Operating cash needs during the same period were met through cash flow generated by our real estate and real estate-related investments and cash on hand. As of December 31, 2017, we had outstanding debt obligations in the aggregate principal amount of $611.7 million, with a weighted-average remaining term of 3.8 years. As of December 31, 2017, we had a total of $116.3 million of debt obligations scheduled to mature within 12 months of that date. We plan to exercise our extension options available under our loan agreements or pay down or refinance the related notes payable prior to their maturity dates.
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
Cash Flows from Operating Activities
As of December 31, 2017, we consolidated four office properties, one office portfolio consisting of four office buildings and 14 acres of undeveloped land, one office/flex/industrial portfolio consisting of 21 buildings, one retail property, two apartment properties, three investments in undeveloped land with approximately 1,100 developable acres, and owned three investments in unconsolidated joint ventures, an investment in real estate debt securities and two investments in real estate equity securities. During the year ended December 31, 2017, net cash provided by operating activities was $13.4 million. We expect our cash flows from operating activities to decrease as a result of the sale of the Singapore Portfolio, but to increase over time as a result of leasing additional space that is currently unoccupied and anticipated future acquisitions of real estate and real estate-related investments. However, our cash flows from operating activities may decrease to the extent that we dispose of additional assets.
Cash Flows from Investing Activities
Net cash provided by investing activities was $673.3 million for the year ended December 31, 2017 and primarily consisted of the following:

•	Proceeds from the sale of 12 office properties, a 45% interest in another office property and 102 acres of undeveloped land of $872.1 million;

•	Acquisitions of two office properties for $165.5 million;

•	Distributions of capital from unconsolidated joint ventures of $59.8 million, of which $58.2 million relates to the 110 William Joint Venture and $1.6 million relates to the NIP Joint Venture;

•	Investment in real estate equity securities of $43.3 million;

•	Improvements to real estate of $41.2 million;

•	Investment in real estate debt securities for $12.5 million;

•	Proceeds from disposition of foreign currency collars of $6.6 million;

•	Purchase of a foreign currency option for $3.4 million;

•	Proceeds for future development obligations of $1.4 million;

•	Funding of development obligations of $1.2 million;

•	Insurance proceeds for property damages of $0.7 million; and

•	Purchase of an interest rate cap for $0.1 million.
Cash Flows from Financing Activities
Net cash used in financing activities was $374.6 million for the year ended December 31, 2017 and consisted primarily of the following:

•
$292.3 million of net cash used in debt and other financings as a result of principal payments on notes and bonds payable of $477.1 million and payments of deferred financing costs of $2.4 million, partially offset by proceeds from notes payable of $187.2 million;

•	$74.8 million of cash used for redemptions of common stock, of which $65.9 million relates to cash used to purchase shares pursuant to the Self-Tender;

•	$7.2 million of net cash distributions to stockholders, after giving effect to distributions reinvested by stockholders of $8.7 million;

•	$0.5 million of offering costs paid in connection with a potential offering; and

•	$0.1 million of net contributions from noncontrolling interests.
In order to execute our investment strategy, we utilize secured debt and we may, to the extent available, utilize unsecured debt, to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinancing and interest risks, are properly balanced with the benefit of using leverage. There is no limitation on the amount we may borrow for any single investment. Our charter limits our total liabilities such that our total liabilities may not exceed 75% of the cost of our tangible assets; however, we may exceed that limit if a majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our common stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of December 31, 2017, our borrowings and other liabilities were approximately 62% and 61% of the cost (before depreciation and other noncash reserves) and book value (before depreciation) of our tangible assets, respectively.
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
On September 14, 2017, we commenced the Self-Tender for up to 3,553,660 shares of common stock at a price of $14.07 per share, or approximately $50.0 million of shares. On October 18, 2017, we increased the number of shares accepted for payment in the Self-Tender by up to 1,135,912 shares at a price of $14.07 per share, or approximately $16.0 million of shares. On October 23, 2017, we accepted for purchase 4,686,503 shares for an aggregate cost of $65.9 million, excluding fees and expenses related to the Self-Tender.
Because of the Self-Tender, the share redemption program was suspended from September 29, 2017 through October 31, 2017, meaning no redemptions were made in September or October (including those requested following a stockholder’s death, qualifying disability or determination of incompetence). We cancelled all outstanding redemption requests under the share redemption program as of the commencement of the Self-Tender and were not accepting any redemption requests under the share redemption program during the term of the Self-Tender.
In addition to making investments in accordance with our investment objectives, we use or have used our capital resources to make certain payments to our advisor and our dealer manager. During our offering stage, these payments included payments to our dealer manager for selling commissions and dealer manager fees related to sales in our primary offering and payments to our dealer manager and our advisor for reimbursement of certain organization and other offering expenses related both to the primary offering and the dividend reinvestment plan. During our acquisition and development stage, we expect to continue to make payments to our advisor in connection with the selection and origination or purchase of investments, the management of our assets and costs incurred by our advisor in providing services to us as well as for any dispositions of assets (including the discounted payoff of non-performing loans). In addition, an affiliate of our advisor, KBS Management Group, was formed to provide property management services with respect to certain properties owned by KBS-advised companies.  In the future, we may engage KBS Management Group with respect to one or more of our properties to provide property management services.  With respect to any such properties, we would expect to pay KBS Management Group a monthly fee equal to a percentage of the rent (to be determined on a property by property basis, consistent with current market rates).

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
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of December 31, 2017 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	2018	2019-2020	2021-2022	Thereafter
Outstanding debt obligations (1)	$611,694	$117,537	$248,423	$184,564	$61,170
Interest payments on outstanding debt obligations (2)	68,779	22,650	30,134	12,838	3,157
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts, maturity dates, foreign currency rates and interest rates in effect at December 31, 2017. We incurred interest expense of $34.9 million excluding amortization of deferred financing costs of $4.4 million and unrealized losses on interest rate caps of $0.1 million and including interest capitalized of $2.3 million, for the year ended December 31, 2017.
Results of Operations
Overview
As of December 31, 2016, we owned 11 office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 25 acres of undeveloped land, one office portfolio consisting of three office properties, one office/flex/industrial portfolio consisting of 21 buildings, one retail property, two apartment properties, two investments in undeveloped land encompassing an aggregate of 1,670 acres, two investments in unconsolidated joint ventures and an investment in real estate debt securities. As of December 31, 2017, we owned four office properties, one office portfolio consisting of four office buildings and 14 acres of undeveloped land, one office/flex/industrial portfolio consisting of 21 buildings, one retail property, two apartment properties, three investments in undeveloped land with approximately 1,100 developable acres, three investments in unconsolidated joint ventures, an investment in real estate debt securities and two investments in real estate equity securities. Our results of operations for the year ended December 31, 2017 may not be indicative of those in future periods due to acquisition and disposition activities. Additionally, the occupancy in our properties has not been stabilized. As of December 31, 2017, our office and retail properties were collectively 76% occupied and our apartment properties were collectively 96% occupied.  However, due to the short outstanding weighted-average lease term in the portfolio of approximately four years, we do not put significant emphasis on annual changes in occupancy (positive or negative) in the short run. Our underwriting and valuations are generally more sensitive to “terminal values” that may be realized upon the disposition of the assets in the portfolio and less sensitive to ongoing cash flows generated by the portfolio in the years leading up to an eventual sale. There are no guarantees that occupancies of our assets will increase, or that we will recognize a gain on the sale of our assets. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of leasing additional space and acquiring additional assets but decrease due to disposition activity.

Comparison of the year ended December 31, 2017 versus the year ended December 31, 2016

	For the Years Ended December 31,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions/ Originations/Dispositions (1)	$ Change Due to Investments Held Throughout Both Periods (2)
	2017	2016
Rental income	$110,690	$106,330	$4,360	4%	$4,091	$269
Tenant reimbursements	21,710	20,762	948	5%	1,353	(405)
Other operating income	4,001	3,387	614	18%	172	442
Interest income from real estate debt securities	1,782	110	1,672	1,520%	1,672	—
Dividend income from real estate equity securities	2,531	—	2,531	n/a	2,531	—
Interest income from real estate loan receivable	—	3,655	(3,655)	n/a	(3,655)	—
Operating, maintenance, and management costs	42,611	41,906	705	2%	1,724	(1,019)
Real estate taxes and insurance	17,404	16,887	517	3%	675	(158)
Asset management fees to affiliate	10,686	9,628	1,058	11%	971	87
Real estate acquisition fees to affiliate	—	2,964	(2,964)	n/a	(2,964)	—
Real estate acquisition fees and expenses	—	543	(543)	n/a	(543)	—
General and administrative expenses	6,138	5,781	357	6%	n/a	n/a
Foreign currency transaction loss, net	15,298	2,997	12,301	410%	n/a	n/a
Depreciation and amortization	53,446	52,051	1,395	3%	1,829	(434)
Interest expense	37,149	29,249	7,900	27%	n/a	n/a
Income from unconsolidated joint venture	2,073	—	2,073	n/a	—	2,073
Other interest income	1,105	44	1,061	2,411%	n/a	n/a
Equity in loss of unconsolidated joint ventures	(6,037)	(1,408)	(4,629)	329%	(823)	(3,806)
Gain on sale of real estate	255,935	—	255,935	n/a	255,935	—
Loss on extinguishment of debt	(478)	—	(478)	n/a	(478)	—
_____________________
(1) Represents the dollar amount increase (decrease) for the year ended December 31, 2017 compared to the year ended December 31, 2016 related to real estate and real estate related investments acquired, repaid or disposed on or after January 1, 2016.
(2) Represents the dollar amount increase (decrease) for the year ended December 31, 2017 compared to the year ended December 31, 2016 with respect to real estate and real estate-related investments owned by us during the entirety of both periods presented.
Rental income and tenant reimbursements increased from $106.3 million and $20.8 million, respectively, for the year ended December 31, 2016 to $110.7 million and $21.7 million, respectively, for the year ended December 31, 2017, primarily as a result of real estate acquired in 2017, an increase in annualized base rent per square foot related to our properties held throughout both periods and an increase in occupancy related to our apartment properties held throughout both periods, partially offset by a decrease in occupancy related to our office and retail properties held throughout both periods and dispositions of real estate properties. Annualized base rent per square foot increased from $19.82 as of December 31, 2016 to $21.11 as of December 31, 2017 related to properties (excluding apartments) held throughout both periods. The occupancy of our apartment properties, collectively, held throughout both periods increased from 86% as of December 31, 2016 to 96% as of December 31, 2017. The occupancy of our office and retail properties, collectively, held throughout both periods decreased from 78% as of December 31, 2016 to 74% as of December 31, 2017. We expect rental income and tenant reimbursements to decrease in future periods as a result of the sale of the Singapore Portfolio and 50 Congress Street, but to increase over time to the extent we acquire additional properties.
Other operating income increased from $3.4 million during the year ended December 31, 2016 to $4.0 million for the year ended December 31, 2017. We expect other operating income to decrease in future periods as a result of the sale of the Singapore Portfolio and 50 Congress Street, but to increase in future periods based on occupancy rates and parking rates and to the extent we acquire additional properties.
Interest income from real estate debt securities increased from $0.1 million during the year ended December 31, 2016 to $1.8 million for the year ended December 31, 2017, as a result of additional real estate debt securities acquired. We expect interest income from real estate debt securities to increase in future periods as a result of owning the real estate debt securities acquired in 2017 for an entire period.
Dividend income from real estate equity securities was $2.5 million during the year ended December 31, 2017. During the year ended December 31, 2017, we purchased 3,603,189 shares of common stock of Whitestone REIT and acquired 43,999,500 common units of Keppel-KBS US REIT. We expect dividend income from real estate equity securities to increase in future periods as a result of owning the real estate equity securities acquired in 2017 for an entire period.

Interest income from our real estate loan receivable, recognized using the interest method, decreased from $3.7 million for the year ended December 31, 2016 to $0 for the year ended December 31, 2017 as a result of the recognition and collection of default interest in connection with the assignment of our real estate loan receivable on April 22, 2016.
Property operating costs and real estate taxes and insurance increased from $41.9 million and $16.9 million, respectively, for the year ended December 31, 2016 to $42.6 million and $17.4 million, respectively, for the year ended December 31, 2017, primarily as a result of real estate acquired in 2017, increases in assessed property values and inflation, partially offset by dispositions. We expect property operating costs and real estate taxes and insurance to decrease in future periods as a result of the sale of the Singapore Portfolio and 50 Congress Street, but to increase over time to the extent we acquire additional properties.
Asset management fees increased from $9.6 million for the year ended December 31, 2016 to $10.7 million for the year ended December 31, 2017, primarily as a result of real estate acquired in 2017. We expect asset management fees to decrease in future periods as a result of the sale of the Singapore Portfolio and 50 Congress Street, but to increase over time to the extent we acquire additional properties. All asset management fees incurred as of December 31, 2017 have been paid.
Real estate acquisition fees and expenses to affiliates and non-affiliates were $3.5 million for the year ended December 31, 2016. During the year ended December 31, 2017, we did not acquire any investments accounted for as a business combination. We adopted ASU No. 2017-01 for the reporting period beginning January 1, 2017. As a result of the adoption of ASU No. 2017-01, our acquisitions of real estate properties beginning January 1, 2017 qualified as asset acquisitions as opposed to business combinations. Transaction costs associated with asset acquisitions are capitalized, while transaction costs associated with business combinations will continue to be expensed. We do not expect to incur any significant real estate acquisition fees and expenses in future periods.
General and administrative expenses increased from $5.8 million for the year ended December 31, 2016 to $6.1 million for the year ended December 31, 2017, primarily due to increased legal expenses incurred to evaluate certain strategic transactions. We expect general and administrative expenses to fluctuate based on our legal expenses and investment and disposition activity.
We recognized $3.0 million of foreign currency transaction loss, net, for the year ended December 31, 2016 and $15.3 million of foreign currency transaction loss, net, for the year ended December 31, 2017 related to the issuance of Series A debentures in Israel. These debentures are denominated in Israeli new Shekels and we expect to recognize foreign transaction gains and losses based on changes in foreign currency exchange rates, but expect our exposure to be limited to the extent that we have entered into foreign currency options and foreign currency collars. As of December 31, 2017, we had entered into one foreign currency option, a USD put/ILS call option, to hedge against a change in the exchange rate of the Israeli new Shekel versus the U.S. Dollar. The foreign currency option expires in August 2018 and has an aggregate U.S. Dollar notional amount of $285.4 million. For the year ended December 31, 2017, the foreign currency transaction loss, net, consists of a $11.3 million gain related to the foreign currency option and terminated foreign currency collars, which is shown net against $26.6 million of foreign currency transaction loss.
Depreciation and amortization increased from $52.1 million for the year ended December 31, 2016 to $53.4 million for the year ended December 31, 2017, primarily as a result of real estate acquired in 2017, partially offset by a decrease related to properties held throughout both periods as a result of amortization of tenant origination costs related to lease expirations and dispositions. We expect depreciation and amortization to decrease in future periods as a result of the sale of the Singapore Portfolio and 50 Congress Street, but to increase over time to the extent we acquire more properties.
Interest expense increased from $29.2 million for the year ended December 31, 2016 to $37.1 million for the year ended December 31, 2017, primarily due to increased borrowings throughout the year as a result of our bond offering and acquisition activity, partially offset by the paydown of debt on disposed properties. Excluded from interest expense was $2.3 million and $2.0 million of interest capitalized to our investments in undeveloped land during the year ended December 31, 2017 and 2016, respectively. Our interest expense in future periods will vary based on interest rate fluctuations, the amount of interest capitalized and our level of future borrowings, which will depend on the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives and will decrease to the extent we dispose of properties and paydown debt.
During the year ended December 31, 2016, we did not receive any distributions related to our investment in the NIP Joint Venture. During the year ended December 31, 2017, we received a distribution of $3.7 million related to our investment in the NIP Joint Venture consisting of $2.1 million of income distributions and $1.6 million of return of capital from the NIP Joint Venture primarily from sale proceeds of its real asset assets.

Equity in loss of unconsolidated joint ventures increased from $1.4 million for the year ended December 31, 2016 to $6.0 million for the year ended December 31, 2017, primarily due to increased interest expense as a result of increased borrowings associated with the 110 William Joint Venture refinancing of its mortgage loans on March 6, 2017 and the equity in loss related to 353 Sacramento, which has been accounted for as an unconsolidated joint venture under the equity method of accounting beginning July 2017.
During the year ended December 31, 2016, we had no dispositions. During the year ended December 31, 2017, we sold 12 office properties, a 45% interest in another office property and 102 acres of undeveloped land that resulted in a gain on sale of $255.9 million. We recognized a gain on sale related to the sale of the Singapore Portfolio of $219.8 million and deferred $17.1 million of profit based on the units of Keppel-KBS US REIT we owned as of December 31, 2017. We recognized a gain on sale of $29.4 million related to the disposition of one other office property. We recognized a gain on sale of $1.7 million related to the sale of a 45% interest in another office property. Lastly, we recognized a gain on sale related to the disposition of the undeveloped land based on the percentage of completion method due to our continuing development obligations to the purchasers. We recognized a gain on sale of $5.1 million related to the land sale, which is net of deferred profit of $2.5 million. In addition, we deferred $1.7 million related to proceeds received from the purchasers and another developer for the value of land that was contributed to a master association that we consolidated.
During the year ended December 31, 2017, we recognized loss on extinguishment of debt of $0.5 million related to debt repayments in connection with the sale of the Singapore Portfolio.
Comparison of the year ended December 31, 2016 versus the year ended December 31, 2015

	For the Years Ended December 31,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions/ Originations/Dispositions (1)	$ Change Due to Investments Held Throughout Both Periods (2)
	2016	2015
Rental income	$106,330	$88,543	$17,787	20%	$12,352	$5,435
Tenant reimbursements	20,762	18,313	2,449	13%	2,129	320
Interest income from real estate loan receivable	3,655	1,968	1,687	86%	—	1,687
Interest income from real estate debt securities	110	—	110	n/a	110	—
Other operating income	3,387	3,304	83	3%	(35)	118
Operating, maintenance, and management costs	41,906	37,512	4,394	12%	3,189	1,205
Real estate taxes and insurance	16,887	14,565	2,322	16%	1,765	557
Asset management fees to affiliate	9,628	8,348	1,280	15%	1,056	224
Real estate acquisition fees to affiliate	2,964	—	2,964	n/a	2,964	n/a
Real estate acquisition fees and expenses	543	—	543	n/a	543	n/a
General and administrative expenses	5,781	3,246	2,535	78%	n/a	n/a
Foreign currency transaction loss, net	2,997	—	2,997	n/a	n/a	n/a
Depreciation and amortization	52,051	44,739	7,312	16%	7,878	(566)
Interest expense	29,249	14,986	14,263	95%	n/a	n/a
Other income	—	5,085	(5,085)	n/a	n/a	n/a
Gain on sale of real estate, net	—	13,665	(13,665)	n/a	(13,665)	n/a
_____________________
(1) Represents the dollar amount increase (decrease) for the year ended December 31, 2016 compared to the year ended December 31, 2015 related to real estate investments acquired or disposed on or after January 1, 2015.
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
In addition, our management uses an adjusted MFFO (“Adjusted MFFO”) as an indicator of our ongoing performance, as well as our dividend sustainability. Adjusted MFFO provides adjustments to reduce MFFO related to operating expenses that are capitalized with respect to certain of our investments in undeveloped land.
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

Although MFFO includes other adjustments, the exclusion of straight-line rent, the amortization of above- and below-market leases, the amortization of discounts and closing costs, acquisition fees and expenses (as applicable), mark to market foreign currency transaction adjustment and prepayment fees related to the extinguishment of debt are the most significant adjustments for the periods presented.  We have excluded these items based on the following economic considerations:

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

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculations of MFFO and Adjusted MFFO, for the years ended December 31, 2017, 2016 and 2015 (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Year Ended December 31,
	2017	2016	2015
Net income (loss) attributable to common stockholders	$210,644	$(28,918)	$2,444
Depreciation of real estate assets	31,761	29,857	24,143
Amortization of lease-related costs	21,685	22,194	20,596
Gain on sale of real estate	(255,935)	—	(13,665)
Adjustments for noncontrolling interests - consolidated entities (1)	(495)	(493)	3,218
Adjustments for investments in unconsolidated entities (2)	11,842	7,815	7,599
FFO attributable to common stockholders (3)	19,502	30,455	44,335
Straight-line rent and amortization of above- and below-market leases	(4,991)	(5,414)	(5,144)
Amortization of discounts and closing costs	(565)	(47)	(428)
Real estate acquisition fees to affiliate	—	2,964	—
Real estate acquisition fees and expenses	—	543	—
Amortization of net premium/discount on bond and notes payable	49	38	25
Prepayment fees related to the extinguishment of debt	—	—	250
Loss on extinguishment of debt	478	—	—
Unrealized loss on derivative instruments	105	3	—
Mark-to-market foreign currency transaction loss, net	15,298	2,997	—
Adjustments for noncontrolling interests - consolidated entities (1)	(35)	(20)	(52)
Adjustments for investments in unconsolidated entities (2)	(3,521)	(4,264)	(4,821)
MFFO attributable to common stockholders (3)	26,320	27,255	34,165
Other capitalized operating expenses (4)	(2,692)	(2,414)	(2,658)
Adjustments for noncontrolling interests - consolidated entities (1)	—	61	262
Adjusted MFFO attributable to common stockholders (3)	$23,628	$24,902	$31,769
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

Distributions
Distributions declared, distributions paid and cash flows provided by operations were as follows during 2017 (in thousands, except per share amounts):

	Distribution Declared	Distributions Declared Per Share	Distributions Paid			Cash Flows Provided by (Used in) Operations
Period			Cash	Reinvested	Total
First Quarter 2017	$5,247	$0.092	$2,323	$2,924	$5,247	$3,391
Second Quarter 2017	5,298	0.093	2,405	2,893	5,298	9,466
Third Quarter 2017	5,350	0.095	2,501	2,849	5,350	6,868
Fourth Quarter 2017	187,914	3.610	—	—	—	(6,293)
	$203,809	$3.890	$7,229	$8,666	$15,895	$13,432
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
On December 7, 2017, our board of directors authorized a Special Dividend of $3.61 per share of common stock payable in either shares of our common stock or cash to, and at the election of, the stockholders of record as of the Record Date, December 7, 2017. This was the only distribution declared during the fourth quarter of 2017 and no distributions were paid during the fourth quarter of 2017. The Special Dividend was paid in January 2018 to stockholders of record as of the close of business on the Record Date. If stockholders elected all cash, their election was subject to adjustment such that the aggregate amount of cash to be distributed by us was a maximum of 20% of the total Special Dividend (the “Maximum Cash Distribution”), with the remainder to be paid in shares of common stock.  The aggregate amount of cash paid by us pursuant to the Special Dividend and the actual number of shares of common stock issued pursuant to the Special Dividend depended upon the number of stockholders who elected cash or stock and whether the Maximum Cash Distribution was met.
For the year ended December 31, 2017, we paid aggregate distributions of $15.9 million, including $7.2 million of distributions paid in cash and $8.7 million of distributions reinvested through our dividend reinvestment plan. Our net income attributable to common stockholders for the year ended December 31, 2017 was $210.6 million and cash flow provided by operations was $13.4 million. Our cumulative distributions paid and net income attributable to common stockholders from inception through December 31, 2017 are $120.7 million and $153.1 million, respectively. We have funded our cumulative distributions paid, which includes net cash distributions and distributions reinvested by stockholders, with proceeds from debt financing of $18.7 million, proceeds from the dispositions of property of $13.7 million and cash provided by operations of $88.3 million. To the extent that we pay distributions from sources other than our cash flow from operations or gains from asset sales, we will have fewer funds available for investment in real estate-related loans, opportunistic real estate, real estate-related debt securities and other real estate-related investments, the overall return to our stockholders may be reduced and subsequent investors may experience dilution.

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
Real Estate Loans Receivable
Interest income on real estate loans receivable was recognized on an accrual basis over the life of the investment using the interest method. Direct loan origination or acquisition fees and costs, as well as acquisition premiums or discounts, are amortized over the term of the loan as an adjustment to interest income. We place loans on nonaccrual status when any portion of principal or interest is 90 days past due, or earlier when concern exists as to the ultimate collection of principal or interest. When a loan is placed on nonaccrual status, we reserve for any unpaid accrued interest and generally do not recognize subsequent interest income until cash is received, or the loan returns to accrual status. We will resume the accrual of interest if we determine the collection of interest, according to the contractual terms of the loan, is probable.
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
Real Estate Equity Securities
Dividend income from real estate equity securities is recognized on an accrual basis based on eligible shares as of the ex-dividend date.
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
Real Estate Acquisition Valuation
As a result of our early adoption of ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, acquisitions of real estate beginning January 1, 2017 could qualify as asset acquisitions (as opposed to business combinations). We record the acquisition of income-producing real estate or real estate that will be used for the production of income as a business combination or an asset acquisition. If substantially all of the fair value of the gross assets acquired are concentrated in a single identifiable asset or group of similar identifiable assets, then the set is not a business.  For purposes of this test, land and buildings can be combined along with the intangible assets for any in-place leases and accordingly, most acquisitions of investment properties would not meet the definition of a business and would be accounted for as an asset acquisition.  To be considered a business, a set must include an input and a substantive process that together significantly contributes to the ability to create an output. All assets acquired and liabilities assumed in a business combination are measured at their acquisition date fair values. For asset acquisitions, the cost of the acquisition is allocated to individual assets and liabilities on a relative fair value basis.  Acquisition costs associated with business combinations are expensed as incurred. Acquisition costs associated with asset acquisitions are capitalized.

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
Insurance Proceeds for Property Damage
We maintain an insurance policy that provides coverage for losses due to property damage and business interruption.  Losses due to physical damage are recognized during the accounting period in which they occur, while the amount of monetary assets to be received from the insurance policy is recognized when receipt of insurance recoveries is probable.  Losses, which are reduced by the related probable insurance recoveries, are recorded as operating, maintenance and management expenses on the accompanying consolidated statements of operations.  Anticipated proceeds in excess of recognized losses would be considered a gain contingency and recognized when the contingency related to the insurance claim has been resolved.  Anticipated recoveries for lost rental revenue due to property damage are also considered to be a gain contingency and recognized when the contingency related to the insurance claim has been resolved.

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
Real Estate Equity Securities
We determine the appropriate classification for real estate equity securities at acquisition (on the trade date) and reevaluate such designation as of each balance sheet date. As of December 31, 2017, we classified our investments in real estate equity securities as available-for-sale as we intend to hold the securities for the purpose of collecting dividend income and for longer term price appreciation. These investments are carried at their estimated fair value based on quoted market prices for the security. Transaction costs that are directly attributable to the acquisition of real estate equity securities are capitalized to its cost basis. Unrealized gains and losses are reported in accumulated other comprehensive income (loss). Upon the sale of a security, the previously recognized unrealized gain (loss) would be reversed out of accumulated other comprehensive income (loss) and the actual realized gain (loss) recognized in earnings.
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
Acquisition and Financing of City Tower
On March 6, 2018, we, through an indirect wholly owned subsidiary (the “Owner”), acquired an office building containing 431,007 rentable square feet located on approximately 4.92 acres of land in Orange, California (“City Tower”).  The seller is not affiliated with us or our advisor. The purchase price of City Tower was $147.3 million plus closing costs. City Tower was built in 1988 and partially renovated in 2016 and was 76% leased to 24 tenants as of the acquisition date.  The aggregate annual effective base rent, which was calculated as the annualized contractual base rental income (excluding rental abatements), for the tenants of City Tower was approximately $10.3 million as of the acquisition date. Also as of the acquisition date, the weighted-average remaining lease term for the tenants was approximately 4.1 years and the weighted-average annual rental rate over the remaining lease term was $34.63 per square foot.
On March 6, 2018, in connection with our acquisition of City Tower, the Owner entered into a term loan facility with Compass Bank, an unaffiliated lender, for borrowings up to $103.4 million, secured by City Tower (the “City Tower Mortgage Loan”). At closing, $89.0 million of the loan was funded and the remaining $14.4 million was available for future disbursements to be used for leasing commissions and capital expenditures, subject to certain terms and conditions contained in the loan documents.
The City Tower Mortgage Loan matures on March 5, 2021, with two one-year extension options, subject to certain terms and conditions contained in the loan documents, and bears interest at a floating rate of 155 basis points over one-month LIBOR. Monthly payments are interest only with the principal balance, all accrued and unpaid interest and all other sums due under the loan documents due at maturity. The Owner has the right to prepay all or a portion of the City Tower Mortgage Loan, subject to certain fees and conditions contained in the loan documents.
KBS SOR Properties, LLC, our wholly owned subsidiary, in connection with the City Tower Mortgage Loan, is providing a guaranty of (i) the payment of all actual costs, losses, damages, claims and expenses incurred by Compass Bank relating to the City Tower Mortgage Loan as a result of certain intentional actions or omissions of the Owner in violation of the loan documents, as further described in the guaranty; (ii) the payment of the principal balance and any interest or other sums outstanding under the City Tower Mortgage Loan in the event of certain bankruptcy, insolvency or related proceedings involving the Owner as described in the guaranty; and (iii) certain other amounts as described in the guaranty.

Acquisition of Marquette Plaza
On March 1, 2018, we, through an indirect wholly owned subsidiary, acquired an office property containing 522,656 rentable square feet located on 2.5 acres of land in Minneapolis, Minnesota (“Marquette Plaza”).  The seller is not affiliated with us or our advisor. The purchase price of Marquette Plaza was $88.4 million plus closing costs. Marquette Plaza was built in 1972 and renovated in 2002 and was 70% leased to 21 tenants as of the acquisition date.
Distribution Paid
On December 7, 2017, our board of directors authorized a Special Dividend of $3.61 per share of common stock payable in either shares of our common stock or cash to, and at the election of, the stockholders of record as of December 7, 2017 (the “Record Date”). The Special Dividend was paid on January 17, 2018 to stockholders of record as of the close of business on the Record Date. If stockholders elected all cash, their election was subject to adjustment such that the aggregate amount of cash to be distributed by us will be a maximum of 20% of the total Special Dividend (the “Maximum Cash Distribution”), with the remainder to be paid in shares of common stock. The aggregate amount of cash paid by us pursuant to the Special Dividend and the actual number of shares of common stock issued pursuant to the Special Dividend depended upon the number of stockholders who elected cash or stock and whether the Maximum Cash Distribution was met. Accordingly, on January 17, 2018, we paid $37.6 million in cash and $150.3 million in stock pursuant to the Special Dividend.
Distribution Declared
On March 8, 2018, our board of directors authorized a distribution in the amount of $0.015975 per share of common stock to stockholders of record as of the close of business on March 16, 2018. We expect to pay this distribution on March 21, 2018.

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

The table below summarizes the book value and the interest rate of our real estate debt securities; the notional amounts and average strike rates of our derivative instruments; and outstanding principal balance and the weighted average interest rates for our notes and bonds payable for each category based on the maturity dates as of December 31, 2017 (dollars in thousands):

	Maturity Date						Total Value
	2018	2019	2020	2021	2022	Thereafter		Fair Value
Assets
Real estate debt securities, book value
Real estate debt securities - fixed rate	$—	$17,751	$—	$—	$—	$—	$17,751	$17,386
Annual effective interest rate (1)	—	11.1%	—	—	—	—	11.1%

Interest rate cap, notional amount	$—	$—	$46,875	$—	$—	$—	$46,875	$14
Strike rate (2)	—	—	3.0%	—	—	—	3.0%

Liabilities
Notes and Bonds Payable, principal outstanding
Fixed rate - notes and bond payable	$—	$—	$—	$—	$24,282	$6,460	$30,742	$32,337
Average interest rate (3)	—	—	—	—	3.9%	6.5%	4.5%
Fixed rate - debentures	$—	$55,760	$55,760	$55,760	$55,760	$55,761	$278,801	$296,069
Average interest rate (3)	—	4.3%	4.3%	4.3%	4.3%	4.3%	4.3%
Variable rate	$116,321	$—	$135,700	$—	$50,130	$—	$302,151	$302,875
Average interest rate (3)	3.5%	—	3.9%	—	3.1%	—	3.6%

Foreign currency option, notional amount	$285,361	$—	$—	$—	$—	$—	$285,361	$4,243
Strike rate - ILS - USD	3.4	—	—	—	—	—	3.4
_____________________
(1) The annual effective interest rate represents the actual interest income recognized during 2017 using the interest method, divided by the average amortized cost basis of the investments.
(2) The strike rate caps one-month LIBOR on the applicable notional amount.
(3) Average interest rate is the weighted-average interest rate. Weighted-average interest rate as of December 31, 2017 is calculated as the actual interest rate in effect at December 31, 2017 (consisting of the contractual interest rate and the effect of contractual floor rates, if applicable), using interest rate indices at December 31, 2017, where applicable.
As of December 31, 2017, we had entered into one foreign currency option, a USD put/ILS call option, to hedge against a change in the exchange rate of the Israeli new Shekel versus the U.S. Dollar. The foreign currency option expires in August 2018 and has an aggregate U.S. Dollar notional amount of $285.4 million. We have the right, but not the obligation, to purchase up to 970.2 million Israeli Shekels at the rate of ILS 3.4 per USD.
As of December 31, 2017, we held 0.2 million Israeli new Shekels and 21.8 million Israeli new Shekels in cash and restricted cash, respectively. In addition, as of December 31, 2017, we had bonds outstanding and the related interest payable in the amounts of 970.2 million Israeli new Shekels and 13.7 million Israeli new Shekels, respectively. Foreign currency exchange rate risk is the possibility that our financial results could be better or worse than planned because of changes in foreign currency exchange rates. Based solely on the remeasurement for the year ended December 31, 2017, if foreign currency exchange rates were to increase or decrease by 10%, our net income would increase or decrease by approximately $25.1 million and $30.7 million, respectively, for the same period. The foreign currency transaction income or loss as a result of the change in foreign currency exchange rates does not take into account any gains or losses on our foreign currency option as a result of such change, which would reduce our foreign currency exposure.

We borrow funds at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of December 31, 2017, the fair value of our KBS SOR (BVI) Holdings, Ltd. Series A Debentures was $296.1 million and the outstanding principal balance was $278.8 million. As of December 31, 2017, excluding the KBS SOR (BVI) Holdings, Ltd. Series A Debentures, the fair value of our fixed rate debt was $32.3 million and the outstanding principal balance of our fixed rate debt was $30.7 million. The fair value estimate of our KBS SOR (BVI) Holdings, Ltd. Series A Debentures was calculated using the quoted bond price as of December 31, 2017 on the Tel Aviv Stock Exchange of 106.20 Israeli new Shekels. The fair value estimate of our fixed rate debt was calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of December 31, 2017.  As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting changes in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on variable rate debt would change our future earnings and cash flows, but would not significantly affect the fair value of those instruments.  However, changes in required risk premiums would result in changes in the fair value of floating rate instruments.  As of December 31, 2017, we were exposed to market risks related to fluctuations in interest rates on $302.2 million of variable rate debt outstanding. As of December 31, 2017, we had entered into an interest rate cap with a notional amount of $46.9 million that effectively limits one-month LIBOR at 3.0% effective February 21, 2017 through February 13, 2020. Based on interest rates as of December 31, 2017, if interest rates were 100 basis points higher or lower during the 12 months ending December 31, 2018, interest expense on our variable rate debt would increase or decrease, respectively, by $3.0 million.
The weighted-average interest rates of our fixed rate debt and variable rate debt as of December 31, 2017 were 4.3% and 3.6%, respectively. The interest rate and weighted-average interest rate represent the actual interest rate in effect as of December 31, 2017 (consisting of the contractual interest rate and the effect of contractual floor rates, if applicable), using interest rate indices as of December 31, 2017 where applicable.
For a discussion of the interest rate risks related to the current capital and credit markets, see Part I, Item 1A, “Risk Factors.”

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
In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).
Based on its assessment, our management believes that, as of December 31, 2017, our internal control over financial reporting was effective based on those criteria. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
As of the year ended December 31, 2017, all items required to be disclosed under Form 8-K were reported under Form 8-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Code of Conduct and Ethics
We have adopted a Code of Conduct and Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. Our Code of Conduct and Ethics can be found at http://www.kbsstrategicopportunityreit.com.
The other information required by this Item is incorporated by reference from our definitive proxy statement for our 2018 annual meeting of stockholders (the “2018 Proxy Statement”).

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from our 2018 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference from our 2018 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference from our 2018 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated by reference from our 2018 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)    Financial Statement Schedules
See the Index to Financial Statements at page F-1 of this report.
The following financial statement schedule is included herein at pages F-46 through F-47 of this report:
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

4.1
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, Commission File No. 333-156633

4.2
Fifth Amended and Restated Dividend Reinvestment Plan, incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2015, filed May 14, 2015

10.1
110 William Street Building Loan Agreement dated as of March 6, 2017, by and between 110 William Property Investors III, LLC and Morgan Stanley Mortgage Capital Holdings LLC, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2017, filed May 12, 2017

10.2
Consolidated, Amended and Restated Senior Loan Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated as of March 6, 2017, by and between 110 William Property Investors III, LLC and Morgan Stanley Mortgage Capital Holdings LLC, incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2017, filed May 12, 2017

10.3
Consolidated, Amended and Restated Senior Loan Promissory Note dated March 6, 2017, by and between 110 William Property Investors III, LLC and Morgan Stanley Bank, N.A., incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2017, filed May 12, 2017

10.4
Senior Mezzanine Pledge and Security Agreement dated as of March 6, 2017, by and between 110 William Mezz III, LLC and Morgan Stanley Mortgage Capital Holdings LLC, incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2017, filed May 12, 2017

10.5
Senior Mezzanine Promissory Note dated March 6, 2017, by and between 110 William Mezz III, LLC and Morgan Stanley Mortgage Capital Holdings LLC, incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2017, filed May 12, 2017

10.6
Junior Mezzanine Pledge and Security Agreement dated as of March 6, 2017, by and between 110 William Junior Mezz III, LLC and Morgan Stanley Mortgage Capital Holdings LLC, incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2017, filed May 12, 2017

10.7
Junior Mezzanine Promissory Note dated March 6, 2017, by and between 110 William Junior Mezz III, LLC and Morgan Stanley Mortgage Capital Holdings LLC, incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2017, filed May 12, 2017

10.8
Waiver of Fees for 353 Sacramento, dated as of July 6, 2017, incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the six months ended June 30, 2017, filed August 11, 2017

10.9
Investment Agreement by and among Migdal Insurance Company Ltd., Migdal-Makefet Pension and Provident, Funds Ltd, KBS SOR Properties, LLC, and Willowbrook Asset Management LLC, dated as of July 6, 2017, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the six months ended June 30, 2017, filed August 11, 2017

10.10
Letter Agreement by and between the Company and KBS Capital Advisors LLC, dated as of July 6, 2017, incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed August 11, 2017

Ex.	Description

10.11
Advisory Agreement, by and between the Company and KBS Capital Advisors LLC, dated October 8, 2017, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2017, filed November 14, 2017

10.12
Portfolio Purchase Agreement and Sale Agreement with respect to Singapore real estate investment trust, dated October 24, 2017, incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-11/A, Commission File No. 333-214819, filed February 9, 2018

10.13
Underwriting Agreement with respect to Singapore real estate investment trust, dated November 2, 2017, incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on Form S-11/A, Commission File No. 333-214819, filed February 9, 2018

10.14
Unit Lending Agreement with respect to Singapore real estate investment trust, dated November 2, 2017, incorporated by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-11/A, Commission File No. 333-214819, filed February 9, 2018

10.15
Lock-up Letter from KBS Strategic Opportunity REIT, Inc. with respect to Singapore real estate investment trust, dated November 2, 2017, incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-11/A, Commission File No. 333-214819, filed February 9, 2018

10.16
Lock-up Letter from KBS SOR (BVI) Holdings Ltd. with respect to Singapore real estate investment trust, dated November 2, 2017, incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-11/A, Commission File No. 333-214819, filed February 9, 2018

10.17
Lock-up Letter from KBS Strategic Opportunity Limited Partnership with respect to Singapore real estate investment trust, dated November 2, 2017, incorporated by reference to Exhibit 10.23 to the Company's Registration Statement on Form S-11/A, Commission File No. 333-214819, filed February 9, 2018

10.18
Lock-up Letter from KBS SOR Properties LLC with respect to Singapore real estate investment trust, dated November 2, 2017, incorporated by reference to Exhibit 10.24 to the Company's Registration Statement on Form S-11/A, Commission File No. 333-214819, filed February 9, 2018

10.19
Sponsor Subscription Agreement for Units in Singapore real estate investment trust, dated October 25, 2017, incorporated by reference to Exhibit 10.25 to the Company's Registration Statement on Form S-11/A, Commission File No. 333-214819, filed February 9, 2018

10.20
Purchase and Sale Agreement between DOF II City Tower LLC and KBS Capital Advisors LLC, dated January 17, 2018, incorporated by reference to Exhibit 10.26 to the Company's Registration Statement on Form S-11/A, Commission File No. 333-214819, filed February 9, 2018

10.21
Assignment and Assumption of Purchase Agreement between KBS Capital Advisors LLC and KBS SOR City Center, LLC, dated February 1, 2018, incorporated by reference to Exhibit 10.27 to the Company's Registration Statement on Form S-11/A, Commission File No. 333-214819, filed February 9, 2018

21.1	Subsidiaries of the Company

23.1	Consent of Ernst & Young LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Tenth Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed December 15, 2016

99.3	Consent of Duff & Phelps, LLC

99.4	Consent of Newmark Knight Frank Valuation & Advisory, LLC

Ex.	Description

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of
KBS Strategic Opportunity REIT, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of KBS Strategic Opportunity REIT, Inc. (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a), Schedule III - Real Estate Assets and Accumulated Depreciation and Amortization (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2008.

Irvine, California
March 9, 2018

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2017	2016
Assets
Real estate held for investment, net	$532,867	$537,090
Real estate held for sale, net	—	569,941
Real estate equity securities, net	90,063	—
Real estate debt securities, net	17,751	4,683
Total real estate and real estate-related investments, net	640,681	1,111,714
Cash and cash equivalents	366,512	40,432
Restricted cash	10,670	24,018
Investments in unconsolidated joint ventures	55,577	75,849
Rents and other receivables, net	9,821	6,932
Above-market leases, net	131	204
Prepaid expenses and other assets	18,182	15,794
Assets related to real estate held for sale, net	—	35,173
Total assets	$1,101,574	$1,310,116
Liabilities and equity
Notes and bonds payable, net
Notes and bonds payable related to real estate held for investment, net	603,043	573,928
Notes payable related to real estate held for sale, net	—	376,696
Total notes and bonds payable, net	603,043	950,624
Accounts payable and accrued liabilities	16,686	26,624
Due to affiliate	26	55
Distribution payable	187,914	—
Below-market leases, net	2,843	5,088
Liabilities related to real estate held for sale, net	—	1,463
Other liabilities	16,966	18,095
Redeemable common stock payable	8,595	12,617
Total liabilities	836,073	1,014,566
Commitments and contingencies (Note 15)
Redeemable common stock	4,518	—
Equity
KBS Strategic Opportunity REIT, Inc. stockholders' equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 52,053,817 and 56,775,767 shares issued and outstanding as of December 31, 2017 and 2016, respectively	521	568
Additional paid-in capital	388,800	455,373
Accumulated other comprehensive income	25,146	—
Cumulative distributions and net income	(155,454)	(162,289)
Total KBS Strategic Opportunity REIT, Inc. stockholders’ equity	259,013	293,652
Noncontrolling interests	1,970	1,898
Total equity	260,983	295,550
Total liabilities and equity	$1,101,574	$1,310,116
See accompanying notes to consolidated financial statements.

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2017	2016	2015
Revenues:
Rental income	$110,690	$106,330	$88,543
Tenant reimbursements	21,710	20,762	18,313
Other operating income	4,001	3,387	3,304
Interest income from real estate debt securities	1,782	110	—
Dividend income from real estate equity securities	2,531	—	—
Interest income from real estate loan receivable	—	3,655	1,968
Total revenues	140,714	134,244	112,128
Expenses:
Operating, maintenance, and management	42,611	41,906	37,512
Real estate taxes and insurance	17,404	16,887	14,565
Asset management fees to affiliate	10,686	9,628	8,348
Real estate acquisition fees to affiliate	—	2,964	—
Real estate acquisition fees and expenses	—	543	—
General and administrative expenses	6,138	5,781	3,246
Foreign currency transaction loss, net	15,298	2,997	—
Depreciation and amortization	53,446	52,051	44,739
Interest expense	37,149	29,249	14,986
Total expenses	182,732	162,006	123,396
Other income (loss):
Income from unconsolidated joint venture	2,073	—	—
Other interest income	1,105	44	18
Equity in loss of unconsolidated joint ventures	(6,037)	(1,408)	(368)
Gain on sale of real estate	255,935	—	13,665
Loss on extinguishment of debt	(478)	—	—
Other income	—	—	5,085
Total other income (loss), net	252,598	(1,364)	18,400
Net income (loss)	210,580	(29,126)	7,132
Net loss (income) attributable to noncontrolling interests	64	208	(4,688)
Net income (loss) attributable to common stockholders	$210,644	$(28,918)	$2,444
Net income (loss) per common share, basic and diluted	$3.77	$(0.50)	$0.04
Weighted-average number of common shares outstanding, basic and diluted	55,829,708	58,273,335	59,656,667
See accompanying notes to consolidated financial statements.

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended December 31,
	2017	2016	2015
Net income (loss)	$210,580	$(29,126)	$7,132
Other comprehensive income:
Unrealized gain on real estate securities	25,146	—	—
Total other comprehensive income	25,146	—	—
Total comprehensive income (loss)	235,726	(29,126)	7,132
Total comprehensive loss (income) attributable to noncontrolling interests	64	208	(4,688)
Total comprehensive income (loss) attributable to common stockholders	$235,790	$(28,918)	$2,444
See accompanying notes to consolidated financial statements.

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands)

			Additional Paid-in Capital	Cumulative Distributions and Net Income	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Common Stock
	Shares	Amounts
Balance, December 31, 2014	60,044,329	$600	$524,489	$(91,691)	$—	$433,398	$16,738	$450,136
Net income	—	—	—	2,444	—	2,444	4,688	7,132
Issuance of common stock	1,114,532	11	13,562	—	—	13,573	—	13,573
Transfers to redeemable common stock	—	—	(3,663)	—	—	(3,663)	—	(3,663)
Redemptions of common stock	(2,462,746)	(24)	(30,076)	—	—	(30,100)	—	(30,100)
Distributions declared	—	—	—	(22,280)	—	(22,280)	—	(22,280)
Other offering costs			(9)	—	—	(9)	—	(9)
Noncontrolling interests contributions	—	—	—	—	—	—	1,343	1,343
Distributions to noncontrolling interest	—	—	—	—	—	—	(7,342)	(7,342)
Balance, December 31, 2015	58,696,115	$587	$504,303	$(111,527)	$—	$393,363	$15,427	$408,790
Net loss	—	—	—	(28,918)	—	(28,918)	(208)	(29,126)
Issuance of common stock	938,662	9	12,607	—	—	12,616	—	12,616
Transfers from redeemable common stock	—	—	957	—	—	957	—	957
Redemptions of common stock	(2,859,010)	(28)	(38,545)	—	—	(38,573)	—	(38,573)
Distributions declared	—	—	—	(21,844)	—	(21,844)	—	(21,844)
Acquisitions of noncontrolling interests	—	—	(23,942)	—	—	(23,942)	(14,044)	(37,986)
Other offering costs	—	—	(7)	—	—	(7)	—	(7)
Noncontrolling interests contributions	—	—	—	—	—	—	803	803
Distributions to noncontrolling interests	—	—	—	—	—	—	(80)	(80)
Balance, December 31, 2016	56,775,767	$568	$455,373	$(162,289)	$—	$293,652	$1,898	$295,550
Net income (loss)	—	—	—	210,644	—	210,644	(64)	210,580
Other comprehensive income	—	—	—	—	25,146	25,146	—	25,146
Issuance of common stock	585,192	6	8,660	—	—	8,666	—	8,666
Transfers to redeemable common stock	—	—	(498)	—	—	(498)	—	(498)
Redemptions of common stock	(5,307,142)	(53)	(74,727)	—	—	(74,780)	—	(74,780)
Distributions declared	—	—	—	(203,809)	—	(203,809)	—	(203,809)
Other offering costs	—	—	(8)	—	—	(8)	—	(8)
Noncontrolling interests contributions	—	—	—	—	—	—	158	158
Distributions to noncontrolling interests	—	—	—	—	—	—	(22)	(22)
Balance, December 31, 2017	52,053,817	$521	$388,800	$(155,454)	$25,146	$259,013	$1,970	$260,983
See accompanying notes to consolidated financial statements.

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2017	2016	2015
Cash Flows from Operating Activities:
Net income (loss)	$210,580	$(29,126)	$7,132
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss due to property damages	668	1,938	2,260
Equity in loss of unconsolidated joint ventures	6,037	1,408	368
Depreciation and amortization	53,446	52,051	44,739
Non-cash interest income on real estate related investments	—	—	(428)
Gain on sale of real estate	(255,935)	—	(13,665)
Loss on extinguishment of debt	478	—	—
Other income	—	—	(5,085)
Unrealized loss on interest rate caps	105	3	—
Deferred rent	(2,416)	(3,084)	(4,499)
Bad debt expense	724	875	331
Amortization of above- and below-market leases, net	(2,575)	(2,330)	(645)
Amortization of deferred financing costs	4,363	4,289	2,703
Interest accretion on real estate debt securities	(565)	(47)	—
Net amortization of discount and (premium) on bond and notes payable	49	38	25
Foreign currency transaction loss, net	15,298	2,997	—
Changes in assets and liabilities:
Rents and other receivables	(1,810)	(2,128)	(1,126)
Prepaid expenses and other assets	(5,995)	(8,498)	(7,884)
Accounts payable and accrued liabilities	(4,270)	5,809	595
Due to affiliates	(29)	(4)	59
Other liabilities	(4,721)	2,465	975
Net cash provided by operating activities	13,432	26,656	25,855
Cash Flows from Investing Activities:
Acquisitions of real estate	(165,465)	(293,831)	—
Improvements to real estate	(41,224)	(30,581)	(35,548)
Proceeds from sales of real estate, net	872,091	—	38,772
Escrow deposits for future real estate purchases	—	(2,000)	—
Principal proceeds from assignment of real estate loan receivable	—	27,850	—
Proceeds from condemnation proceeds	—	—	5,915
Insurance proceeds received for property damages	744	2,453	894
Purchase of interest rate cap	(107)	(15)	—
Purchase of foreign currency option	(3,434)	—	—
Proceeds from termination of foreign currency collars	6,557	—	—
Investment in unconsolidated joint venture	—	(2,820)	(2,760)
Distribution of capital from unconsolidated joint venture	59,800	—	—
Investment in real estate equity securities	(43,308)	—	—
Investment in real estate debt securities, net	(12,514)	(4,625)	—
Proceeds for future development obligations	1,367	—	—
Funding of development obligations	(1,184)	(2,926)	(515)
Net cash provided by (used in) investing activities	673,323	(306,495)	6,758
Cash Flows from Financing Activities:
Proceeds from notes and bonds payable	187,204	564,336	61,189
Principal payments on notes and bonds payable	(477,089)	(154,802)	(40,631)
Payments of deferred financing costs	(2,396)	(12,377)	(826)
Payments to redeem common stock	(74,780)	(38,573)	(30,100)
Payment of prepaid other offering costs	(480)	(865)	(9)
Distributions paid	(7,229)	(9,228)	(8,707)
Noncontrolling interests contributions	158	803	1,343
Distributions to noncontrolling interests	(22)	(80)	(7,342)
Acquisitions of noncontrolling interests	—	(37,986)	—
Other financing proceeds, net	—	647	—
Net cash (used in) provided by financing activities	(374,634)	311,875	(25,083)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	611	3,549	—
Net increase in cash, cash equivalents and restricted cash	312,732	35,585	7,530
Cash, cash equivalents and restricted cash, beginning of period	64,450	28,865	21,335
Cash, cash equivalents and restricted cash, end of period	$377,182	$64,450	$28,865
See accompanying notes to consolidated financial statements.

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

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
The Company sold 56,584,976 shares of common stock in its primary offering for gross offering proceeds of $561.7 million. As of December 31, 2017, the Company had sold 6,620,362 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $74.0 million. Also, as of December 31, 2017, the Company had redeemed 11,447,764 shares for $151.8 million. Additionally, on December 29, 2011 and October 23, 2012, the Company issued 220,994 shares and 55,249 shares of common stock, respectively, for $2.0 million and $0.5 million, respectively, in private transactions exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933.
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
As of December 31, 2017, the Company consolidated four office properties, one office portfolio consisting of four office buildings and 14 acres of undeveloped land, one office/flex/industrial portfolio consisting of 21 buildings, one retail property, two apartment properties, three investments in undeveloped land with approximately 1,100 developable acres. The Company also owned three investments in unconsolidated joint ventures, an investment in real estate debt securities and two investments in real estate equity securities.

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

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
Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of the prior period. During the year ended December 31, 2017, the Company disposed of 12 office properties. As a result, certain assets and liabilities were reclassified to held for sale on the consolidated balance sheets for all periods presented.
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
December 31, 2017

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
Real Estate Equity Securities
Dividend income from real estate equity securities is recognized on an accrual basis based on eligible shares as of the ex-dividend date.

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

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
Real Estate Acquisition Valuation
As a result of the Company’s early adoption of ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, acquisitions of real estate beginning January 1, 2017 could qualify as asset acquisitions (as opposed to business combinations). The Company records the acquisition of income-producing real estate or real estate that will be used for the production of income as a business combination or an asset acquisition. If substantially all of the fair value of the gross assets acquired are concentrated in a single identifiable asset or group of similar identifiable assets, then the set is not a business.  For purposes of this test, land and buildings can be combined along with the intangible assets for any in-place leases and accordingly, most acquisitions of investment properties would not meet the definition of a business and would be accounted for as an asset acquisition.  To be considered a business, a set must include an input and a substantive process that together significantly contributes to the ability to create an output. All assets acquired and liabilities assumed in a business combination are measured at their acquisition-date fair values. For asset acquisitions, the cost of the acquisition is allocated to individual assets and liabilities on a relative fair value basis. Acquisition costs associated with business combinations are expensed as incurred. Acquisition costs associated with asset acquisitions are capitalized.
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
December 31, 2017

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
Impairment of Real Estate and Related Intangible Assets and Liabilities
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets and liabilities may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, the Company assesses the recoverability by estimating whether the Company will recover the carrying value of the real estate and related intangible assets and liabilities through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities. The Company did not record any impairment losses on its real estate and related intangible assets and liabilities during the years ended December 31, 2017, 2016 and 2015.
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

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

Real Estate Held for Sale and Discontinued Operations
The Company generally considers real estate to be “held for sale” when the following criteria are met: (i) management commits to a plan to sell the property, (ii) the property is available for sale immediately, (iii) the property is actively being marketed for sale at a price that is reasonable in relation to its current fair value, (iv) the sale of the property within one year is considered probable and (v) significant changes to the plan to sell are not expected. Real estate that is held for sale and its related assets are classified as “real estate held for sale” and “assets related to real estate held for sale,” respectively, for all periods presented in the accompanying consolidated financial statements. Notes payable and other liabilities related to real estate held for sale are classified as “notes payable related to real estate held for sale” and “liabilities related to real estate held for sale,” respectively, for all periods presented in the accompanying consolidated financial statements. Real estate classified as held for sale is no longer depreciated and is reported at the lower of its carrying value or its estimated fair value less estimated costs to sell. Operating results of properties and related gains on sale that were disposed of or classified as held for sale in the ordinary course of business during the years ended December 31, 2017, 2016 and 2015 that had not been classified as held for sale in financial statements prior to January 1, 2014 are included in continuing operations on the Company’s consolidated statements of operations.
Real Estate Loans Receivable and Loan Loss Reserves
The Company’s real estate loans receivable are recorded at amortized cost, net of loan loss reserves (if any), and evaluated for impairment at each balance sheet date. The amortized cost of a real estate loan receivable is the outstanding unpaid principal balance, net of unamortized acquisition premiums or discounts and unamortized costs and fees directly associated with the origination or acquisition of the loan. The amount of impairment, if any, will be measured by comparing the amortized cost of the loan to the present value of the expected cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent and collection of principal and interest is not assured. If a loan is deemed to be impaired, the Company will record a loan loss reserve and a provision for loan losses to recognize impairment. As of December 31, 2017, there was no loan loss reserve and the Company did not record any impairment losses related to its real estate loans receivable during the years ended December 31, 2017, 2016 and 2015.
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

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

Real Estate Debt Securities
The Company classifies its investment in real estate debt securities as held to maturity as the Company has the intent and ability to hold this investment until maturity. The Company’s real estate debt securities are recorded at amortized cost, net of other-than-temporary impairment (if any), and evaluated for other-than-temporary impairment at each balance sheet date.  The amortized cost of a real estate debt security is the outstanding unpaid principal balance, net of unamortized acquisition premiums or discounts and unamortized costs and fees directly associated with the origination or acquisition of the real estate debt security.  The amount of other-than-temporary impairment, if any, will be measured by comparing the amortized cost of the real estate debt security to the present value of the expected cash flows discounted at the real estate debt security’s effective interest rate, the real estate debt security’s observable market price, or the fair value of the collateral if the real estate debt security is collateral dependent and collection of principal and interest is not assured.  If a real estate debt security is deemed to be other-than-temporarily impaired, the Company will record an other-than-temporary impairment on the consolidated statements of operations.  The Company did not record any other-than-temporary impairment losses related to its real estate debt securities during the years ended December 31, 2017 and 2016.
Real Estate Equity Securities
The Company determines the appropriate classification for real estate equity securities at acquisition (on the trade date) and reevaluates such designation as of each balance sheet date. As of December 31, 2017, the Company classified its investments in real estate equity securities as available-for-sale as the Company intends to hold the securities for the purpose of collecting dividend income and for longer term price appreciation. These investments are carried at their estimated fair value based on quoted market prices for the security, net of any discounts for restrictions on the sale of the security. Any discount for lack of marketability is estimated using an option pricing model. Transaction costs that are directly attributable to the acquisition of real estate equity securities are capitalized to its cost basis. Unrealized gains and losses are reported in accumulated other comprehensive income (loss). Upon the sale of a security, the previously recognized unrealized gain (loss) would be reversed out of accumulated other comprehensive income (loss) and the actual realized gain (loss) recognized in earnings.
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
Investments in Unconsolidated Joint Ventures
Equity Method
The Company accounts for investments in unconsolidated joint venture entities in which the Company may exercise significant influence over, but does not control, using the equity method of accounting. Under the equity method, the investment is initially recorded at cost and subsequently adjusted to reflect additional contributions or distributions and the Company’s proportionate share of equity in the joint venture’s income (loss). The Company recognizes its proportionate share of the ongoing income or loss of the unconsolidated joint venture as equity in income (loss) of unconsolidated joint venture on the consolidated statements of operations. On a quarterly basis, the Company evaluates its investment in an unconsolidated joint venture for other-than-temporary impairments. As of December 31, 2017 and 2016, the Company did not identify any indicators of impairment related to its unconsolidated real estate joint ventures accounted for under the equity method.

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

Cost Method
The Company accounts for investments in unconsolidated joint venture entities in which the Company does not have the ability to exercise significant influence and has virtually no influence over partnership operating and financial policies using the cost method of accounting.  Under the cost method, income distributions from the partnership are recognized in other income.  Distributions that exceed the Company’s share of earnings are applied to reduce the carrying value of the Company’s investment and any capital contributions will increase the carrying value of the Company’s investment.  On a quarterly basis, the Company evaluates its cost method investment in an unconsolidated joint venture for other-than-temporary impairments.  The fair value of a cost method investment is not estimated if there are no identified events or changes in circumstances that would indicate a significant adverse effect on the fair value of the investment. As of December 31, 2017 and 2016, the Company did not identify any indicators of impairment related to its unconsolidated real estate joint venture accounted for under the cost method.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Cash and cash equivalents are stated at cost, which approximates fair value. There were no restrictions on the use of the Company’s cash and cash equivalents as of December 31, 2017 and 2016.
The Company’s cash and cash equivalents balance exceeded federally insurable limits as of December 31, 2017. The Company monitors the cash balances in its operating accounts and adjusts the cash balances as appropriate; however, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.
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
Deferred Financing Costs
Deferred financing costs represent commitment fees, loan fees, legal fees and other third-party costs associated with obtaining financing and are presented on the balance sheet as a direct deduction from the carrying value of the associated debt liability. These costs are amortized over the terms of the respective financing agreements using the effective interest method. Unamortized deferred financing costs are generally expensed when the associated debt is refinanced or repaid before maturity unless specific rules are met that would allow for the carryover of such costs to the refinanced debt. Deferred financing costs incurred before an associated debt liability is recognized are included in prepaid and other assets on the balance sheet. Costs incurred in seeking financing transactions that do not close are expensed in the period in which it is determined that the financing will not close.

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

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
December 31, 2017

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
On December 9, 2014, the Company’s board of directors approved an estimated value per share of the Company’s common stock of $12.24 (unaudited) based on the estimated value of the Company’s assets less the estimated value of the Company’s liabilities, or net asset value, divided by the number of shares outstanding as of September 30, 2014. Commencing December 21, 2014, the purchase price per share under the DRP was $11.63.
On May 12, 2015, the Company’s board of directors adopted a fifth amended and restated dividend reinvestment plan (the “Fifth Amended DRP”).  Pursuant to the Fifth Amended DRP, shares may be purchased at a price equal to the estimated value per share most recently announced in a public filing.  There were no other changes to the Fifth Amended DRP, which became effective on July 1, 2015.
On December 8, 2015, the Company’s board of directors approved an estimated value per share of the Company’s common stock of $13.44 (unaudited) based on the estimated value of the Company’s assets less the estimated value of the Company’s liabilities, or net asset value, divided by the number of shares outstanding as of September 30, 2015. Commencing December 20, 2015, the purchase price per share under the DRP was $13.44.
On December 8, 2016, the Company’s board of directors approved an estimated value per share of the Company’s common stock of $14.81 (unaudited) based on the estimated value of the Company’s assets less the estimated value of the Company’s liabilities, or net asset value, divided by the number of shares outstanding as of September 30, 2016. Commencing  December 25, 2016, the purchase price per share under the DRP was $14.81.
On December 7, 2017, the Company’s board of directors approved an estimated value per share of the Company’s common stock of $11.50 (unaudited) based on the estimated value of the Company’s assets less the estimated value of the Company’s liabilities, or net asset value, divided by the number of shares outstanding as of September 30, 2017, after giving effect to the December 7, 2017 declaration of a special dividend of $3.61 per share on the outstanding shares of the Company's common stock to the stockholders of record as of the close of business on December 7, 2017 and the results of the Self-Tender (defined below). Commencing December 23, 2017, the purchase price per share under the DRP was $11.50. The Company’s board of directors has determined that any portion of the Special Dividend that was paid in cash in January 2018 would not be used to purchase additional shares under the dividend reinvestment plan. No selling commissions or dealer manager fees will be paid on shares sold under the DRP.
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

•
During 2017, redemptions were limited to the amount of net proceeds from the sale of shares under the Company’s dividend reinvestment plan during 2016. The last $1.0 million of net proceeds from the dividend reinvestment plan during 2016 was reserved exclusively for shares redeemed in connection with a stockholder’s death, “qualifying disability,” or “determination of incompetence”. Any portion of this last $1.0 million not used to redeem shares in connection with a stockholder's death, “qualifying disability”, or “determination of incompetence” were used to redeem shares not requested in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence” during December 2017 redemption, which was made in January 2018.

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

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
Effective December 30, 2016, pursuant to the tenth amended and restated share redemption program, except for redemptions made upon a stockholder’s death, “qualifying disability” or “determination of incompetence”, the price at which the Company began to redeem shares is 95% of the Company’s most recent estimated value per share as of the applicable redemption date.  Upon the death, “qualifying disability” or “determination of incompetence” of a stockholder, the redemption price continued to be equal to the Company’s most recent estimated value per share.
The Company’s board of directors may amend, suspend or terminate the share redemption program with ten business days’ notice to its stockholders. The Company may provide this notice by including such information in a Current Report on Form 8-K or in the Company’s annual or quarterly reports, all publicly filed with the SEC, or by a separate mailing to its stockholders.
On September 14, 2017, the Company commenced a self-tender offer (the “Self-Tender”) for up to 3,553,660 shares of common stock at a price of $14.07 per share, or approximately $50.0 million of shares. On October 18, 2017, the Company increased the number of shares accepted for payment in the Self-Tender by up to 1,135,912 shares at a price of $14.07 per share, or approximately $16.0 million of shares. On October 23, 2017, the Company accepted for purchase 4,686,503 shares for an aggregate cost of $65.9 million, excluding fees and expenses related to the Self-Tender.

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

Because of the Self-Tender, the tenth amended share redemption program was suspended from September 29, 2017 through October 31, 2017, meaning no redemptions were made in September or October (including those requested following a stockholder’s death, “qualifying disability” or “determination of incompetence”). The Company cancelled all outstanding redemption requests under the share redemption program as of the commencement of the Self-Tender and was not accepting any redemption requests under the share redemption program during the term of the Self-Tender.
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
The Company limits the dollar value of shares that may be redeemed under the program as described above. During the year ended December 31, 2017, the Company had redeemed $8.2 million of common stock, which represented all redemption requests received in good order and eligible for redemption through the December 2017 redemption date, except for 786,174 shares totaling $8.6 million, of which $4.4 million relates to delayed December 2017 redemptions made in January 2018, in connection with redemption requests not made upon a stockholder’s death, “qualifying disability” or “determination of incompetence,” which redemption requests will be fulfilled subject to the limitations described above. The Company recorded $8.6 million and $12.6 million of other liabilities on the Company’s balance sheet as of December 31, 2017 and 2016, respectively, related to unfulfilled redemption requests received in good order under the share redemption program. Based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during 2017, the Company has $8.7 million available for redemptions during 2018, including shares that are redeemed in connection with a stockholders’ death, “qualifying disability” or “determination of incompetence,” subject to the limitations described above.
In addition to the redemptions under the program described above, during the year ended December 31, 2017, the Company repurchased an additional 47,750 shares of common stock at $14.07 per share for an aggregate price of $0.7 million.
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
The Company records all related party fees as incurred, subject to any limitations described in the Advisory Agreement. The Company had not incurred any subordinated participation in net cash flows or subordinated incentive listing fees payable to the Advisor through December 31, 2017.
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
December 31, 2017

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
December 31, 2017

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
The Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. Neither the Company nor its subsidiaries have been assessed interest or penalties by any major tax jurisdictions. The Company’s evaluations were performed for all open tax years through December 31, 2017. As of December 31, 2017, returns for the calendar year 2013 through 2016 remain subject to examination by major tax jurisdictions.
Segments
The Company has invested in non-performing loans, opportunistic real estate and other real estate-related assets. In general, the Company intends to hold its investments in opportunistic real estate, non-performing loans and other real estate-related assets for capital appreciation. Traditional performance metrics of non-performing loans, opportunistic real estate and other real estate-related assets may not be meaningful as these investments are generally non-stabilized and do not provide a consistent stream of interest income or rental revenue. These investments exhibit similar long-term financial performance and have similar economic characteristics. These investments typically involve a higher degree of risk and do not provide a constant stream of ongoing cash flows. As a result, the Company’s management views opportunistic real estate, non-performing loans and other real estate-related assets as similar investments. Substantially all of its revenue and net income (loss) is from non-performing loans, opportunistic real estate and other real estate-related assets, and therefore, the Company currently aggregates its operating segments into one reportable business segment.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the years ended December 31, 2017, 2016 and 2015.
Distributions declared per share were $3.89, $0.38 and $0.38 during the years ended December 31, 2017, 2016 and 2015, respectively.
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
December 31, 2017

Recently Issued Accounting Standards Updates
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”). ASU No. 2014-09 requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  In addition, the standard provided guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers upon transfer of control. ASU No. 2014-09 supersedes the revenue requirements in Revenue Recognition (Topic 605) and most industry-specific guidance throughout the Industry Topics of the Codification.  ASU No. 2014-09 does not apply to lease contracts within the scope of Leases (Topic 840). ASU No. 2014-09 was to be effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early application not permitted.  In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU No. 2015-14”), which deferred the effective date of ASU No. 2014-09 by one year. Early adoption is permitted but not before the original effective date. The Company elected to adopt the standard using the modified retrospective approach, which requires a cumulative effect adjustment as of the date of the Company’s adoption, January 1, 2018. Under the modified retrospective approach, an entity may also elect to apply this standard to either (i) all contracts as of January 1, 2018 or (ii) only to contracts that are not completed as of January 1, 2018. A completed contract is a contract for which all (or substantially all) of the revenue was recognized under legacy GAAP that was in effect before the date of initial application. The Company elected to apply this standard only to contracts that are not completed as of January 1, 2018.
The primary source of revenue for the Company is generated through leasing arrangements, which are excluded from this standard. Based on the Company’s evaluation of contracts within the scope of ASU No. 2014-09, revenue that may be impacted by the new standard include sales of real estate, other operating income and tenant reimbursements for substantial services earned at its properties.
The Company evaluated all of its real estate sales contracts through December 31, 2017 and determined they qualified as sales to noncustomers. With the exception of the partial sale of 102 developable acres of Park Highlands, the gains on sales of real estate recognized for the Company’s real estate sales contracts were recognized on the full accrual method based on the existing accounting standards and determined to be completed contracts as of January 1, 2018, therefore the adoption of the ASU No. 2014-09 did not have an impact to these real estate sale contracts. The purchase and sale agreements for the partial sale of Park Highlands are not completed contracts given substantially all of the revenue was not recognized under current accounting standards.
For the year ended December 31, 2017, other operating income including parking revenues and tenant reimbursements for substantial services and other ancillary income in scope of ASC 606 were approximately 5% of consolidated revenue. Under current accounting standards, the Company typically recognizes other operating income when the amounts are fixed or determinable, collectability is reasonably assured, and services have been rendered. Under the new revenue recognition ASU, the recognition of such revenue will occur when the services are provided and the performance obligations are satisfied. These services are normally provided at a point in time or over a specified period of time with respect to monthly parking revenue; therefore, revenue recognition under the new revenue recognition ASU is expected to be substantially similar to the recognition pattern under existing accounting standards.
Based on the Company’s evaluation of its contracts in scope, the adoption of the new revenue recognition standard is not expected to have a material impact to the Company’s financial statements on January 1, 2018.

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU No. 2016-01”). The amendments in ASU No. 2016-01 address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU No. 2016-01 primarily affects accounting for equity investments and financial liabilities where the fair value option has been elected. ASU No. 2016-01 supersedes the guidance to classify equity securities with readily determinable fair values into different categories (that is, trading or available-for-sale) and requires equity securities (including other ownership interests, such as partnerships, unincorporated joint ventures, and limited liability companies) to be measured at fair value with changes in the fair value recognized through net income. ASU No. 2016-01 also requires entities to present financial assets and financial liabilities separately, grouped by measurement category and form of financial asset in the balance sheet or in the accompanying notes to the financial statements. ASU No. 2016-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Early application of certain provisions of the standard is permitted for financial statements that have not been previously issued. Upon adoption, the Company will be required to record net unrealized gain or loss on real estate equity securities in earnings and record a cumulative effect adjustment to the balance sheet for the unrealized gain on real estate securities included in accumulated other comprehensive income as of December 31, 2017.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU No. 2016-02”). The amendments in ASU No. 2016-02 change the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The standard requires lessors to identify lease and non-lease components under their leasing arrangements and allocate the total consideration in the lease agreement to these lease and non-lease components based on their relative standalone selling prices. Non-lease components will be subject to the new revenue recognition standard upon the Company’s adoption of the new leasing standard on January 1, 2019. ASU No. 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of ASU No. 2016-02 as of its issuance is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. In January 2018, the FASB issued a proposed amendment to the leases ASU, which would add a transition option to the new leases standard that would allow entities to apply the transition provisions of the new standard at its adoption date instead of the earliest comparative periods presented in its financial statements. The FASB also proposed a practical expedient that would permit lessors to not separate lease and non-lease components if certain conditions are met. The Company is currently evaluating the impact of adopting the new leases standard on its consolidated financial statements and if adopted by the FASB, applying the transition option and electing the practical expedient of the proposed amendment.
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

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU No. 2016-15”).  ASU No. 2016-15 is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows.  The amendments in ASU No. 2016-15 provide guidance on eight specific cash flow issues, including the following that are or may be relevant to the Company: (a) Cash payments for debt prepayment or debt extinguishment costs should be classified as cash outflows for financing activities; (b) Cash payments relating to contingent consideration made soon after an acquisition’s consummation date (i.e., approximately three months or less) should be classified as cash outflows for investing activities. Payments made thereafter should be classified as cash outflows for financing activities up to the amount of the original contingent consideration liability. Payments made in excess of the amount of the original contingent consideration liability should be classified as cash outflows for operating activities; (c) Cash payments received from the settlement of insurance claims should be classified on the basis of the nature of the loss (or each component loss, if an entity receives a lump-sum settlement); and (d) Relating to distributions received from equity method investments, ASU No. 2016-15 provides an accounting policy election for classifying distributions received from equity method investments. Such amounts can be classified using a (1) cumulative earnings approach, or (2) nature of distribution approach. Under the cumulative earnings approach, an investor would compare the distributions received to its cumulative equity method earnings since inception.  Any distributions received up to the amount of cumulative equity earnings would be considered a return on investment and classified in operating activities. Any excess distributions would be considered a return of investment and classified in investing activities. Alternatively, an investor can choose to classify the distributions based on the nature of activities of the investee that generated the distribution. If the necessary information is subsequently not available for an investee to determine the nature of the activities, the entity should use the cumulative earnings approach for that investee and report a change in accounting principle on a retrospective basis; (e) In the absence of specific guidance, an entity should classify each separately identifiable cash source and use on the basis of the nature of the underlying cash flows. For cash flows with aspects of more than one class that cannot be separated, the classification should be based on the activity that is likely to be the predominant source or use of cash flow.  ASU No. 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  Early adoption is permitted, including adoption in an interim period.  The Company does not expect the adoption of ASU No. 2016-15 to have a material impact on its financial statements.
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

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

3.	REAL ESTATE HELD FOR INVESTMENT
As of December 31, 2017, the Company owned four office properties, one office portfolio consisting of four office buildings and 14 acres of undeveloped land, one office/flex/industrial portfolio consisting of 21 buildings and one retail property encompassing, in the aggregate, approximately 2.7 million rentable square feet. As of December 31, 2017, these properties were 76% occupied. In addition, the Company owned two apartment properties containing 383 units and encompassing approximately 0.3 million rentable square feet, which were 96% occupied. The Company also owned three investments in undeveloped land with approximately 1,100 developable acres. The following table summarizes the Company’s real estate held for investment as of December 31, 2017 and 2016, respectively (in thousands):

	December 31, 2017	December 31, 2016
Land	$162,061	$193,341
Buildings and improvements	388,144	356,982
Tenant origination and absorption costs	24,479	18,819
Total real estate, cost	574,684	569,142
Accumulated depreciation and amortization	(41,817)	(32,052)
Total real estate, net	$532,867	$537,090
The following table provides summary information regarding the Company’s real estate held for investment as of December 31, 2017 (in thousands):

Property	Date Acquired or Foreclosed on	City	State	Property Type	Land	Building and Improvements	Tenant Origination and Absorption	Total Real Estate, at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net	Ownership %
Richardson Portfolio:
Palisades Central I	11/23/2011	Richardson	TX	Office	1,037	10,970	—	12,007	(2,268)	9,739	90.0%
Palisades Central II	11/23/2011	Richardson	TX	Office	810	18,282	—	19,092	(4,144)	14,948	90.0%
Greenway I	11/23/2011	Richardson	TX	Office	561	2,364	—	2,925	(841)	2,084	90.0%
Greenway III	11/23/2011	Richardson	TX	Office	702	4,054	559	5,315	(1,790)	3,525	90.0%
Undeveloped Land	11/23/2011	Richardson	TX	Undeveloped Land	3,134	—	—	3,134	—	3,134	90.0%
Total Richardson Portfolio					6,244	35,670	559	42,473	(9,043)	33,430
Park Highlands (1)	12/30/2011	North Las Vegas	NV	Undeveloped Land	34,428	—	—	34,428	—	34,428	(1)
Burbank Collection	12/12/2012	Burbank	CA	Retail	4,175	12,536	725	17,436	(2,389)	15,047	90.0%
Park Centre	03/28/2013	Austin	TX	Office	3,251	26,387	—	29,638	(3,703)	25,935	100.0%
Central Building	07/10/2013	Seattle	WA	Office	7,015	27,026	1,267	35,308	(4,663)	30,645	100.0%
1180 Raymond	08/20/2013	Newark	NJ	Apartment	8,292	38,103	—	46,395	(5,283)	41,112	100.0%
Park Highlands II	12/10/2013	North Las Vegas	NV	Undeveloped Land	24,948	—	—	24,948	—	24,948	100.0%
424 Bedford	01/31/2014	Brooklyn	NY	Apartment	8,860	25,707	—	34,567	(2,810)	31,757	90.0%
Richardson Land II	09/04/2014	Richardson	TX	Undeveloped Land	3,418	—	—	3,418	—	3,418	90.0%
Westpark Portfolio	05/10/2016	Redmond	WA	Office/Flex/Industrial	36,085	89,687	7,250	133,022	(8,730)	124,292	100.0%
Crown Pointe	02/14/2017	Dunwoody	GA	Office	22,590	59,443	5,796	87,829	(3,921)	83,908	100.0%
125 John Carpenter	09/15/2017	Irving	TX	Office	2,755	73,585	8,882	85,222	(1,275)	83,947	100.0%
					$162,061	$388,144	$24,479	$574,684	$(41,817)	$532,867

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

_____________________
(1) On September 7, 2016, a subsidiary of the Company that owns a portion of Park Highlands sold 820 units of 10% Class A non-voting preferred membership units for $0.8 million to accredited investors. The amount of the Class A non-voting preferred membership units raised, net of offering costs, is included in other liabilities on the accompanying consolidated balance sheets.
Operating Leases
Certain of the Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of December 31, 2017, the leases, excluding options to extend and apartment leases, which have terms that are generally one year or less, had remaining terms of up to 14.4 years with a weighted-average remaining term of 4.0 years. Some of the leases have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from tenants in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash and assumed in real estate acquisitions or foreclosures related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $4.3 million and $7.2 million as of December 31, 2017 and 2016, respectively.
During the years ended December 31, 2017, 2016 and 2015, the Company recognized deferred rent from tenants of $2.4 million, $3.1 million and $4.5 million, respectively, net of lease incentive amortization. As of December 31, 2017 and 2016, the cumulative deferred rent receivable balance, including unamortized lease incentive receivables, was $7.7 million and $5.5 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $0.9 million of unamortized lease incentives as of December 31, 2017 and 2016, respectively. The Company records property operating expense reimbursements due from tenants for common area maintenance, real estate taxes, and other recoverable costs in the period the related expenses are incurred.
As of December 31, 2017, the future minimum rental income from the Company’s properties, excluding apartment leases, under non-cancelable operating leases was as follows (in thousands):

2018	$40,535
2019	37,646
2020	32,830
2021	27,164
2022	22,002
Thereafter	63,391
$223,568
As of December 31, 2017, the Company’s commercial real estate properties were leased to approximately 300 tenants over a diverse range of industries and geographic areas. The Company’s highest tenant industry concentration (greater than 10% of annualized base rent) was as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Management Consulting	32	$4,489	10.7%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2017, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
No other tenant industries accounted for more than 10% of annualized base rent. No material tenant credit issues have been identified at this time.

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

Geographic Concentration Risk
As of December 31, 2017, the Company’s real estate investments in Washington and Texas represented 14.1% and 13.3%, respectively, of the Company’s total assets.  As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the Washington and Texas real estate markets.  Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.
Recent Real Estate Land Sale
On May 1, 2017, the Company sold an aggregate of 102 developable acres of Park Highlands undeveloped land for an aggregate sales price, net of closing credits, of $17.4 million, excluding closing costs. The purchasers are not affiliated with the Company or the Advisor. The Company recognized a gain on sale based on the percentage of completion method due to the Company’s continuing development obligations to the purchasers. The Company recognized a gain on sale of $5.1 million related to the land sale, which is net of deferred profit of $2.5 million. In addition, the Company deferred $1.7 million related to proceeds received from the purchasers and another developer for the value of land that was contributed to a master association which is consolidated by the Company.
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
See note 7, “Real Estate Dispositions” for a further discussion on the Company’s real estate dispositions.

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

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
As of December 31, 2017 and 2016, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Cost	$24,479	$18,819	$301	$423	$(3,636)	$(6,626)
Accumulated Amortization	(6,448)	(5,840)	(170)	(219)	793	1,538
Net Amount	$18,031	$12,979	$131	$204	$(2,843)	$(5,088)
Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the years ended December 31, 2017, 2016 and 2015 were as follows (in thousands):

	Tenant Origination and Absorption Costs			Above-Market Lease Assets			Below-Market Lease Liabilities
	For the Years Ended December 31,			For the Years Ended December 31,			For the Years Ended December 31,
	2017	2016	2015	2017	2016	2015	2017	2016	2015
Amortization	$(10,265)	$(10,850)	$(10,555)	$(283)	$(459)	$(1,023)	$2,858	$2,789	$1,668

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

The remaining unamortized balance for these outstanding intangible assets and liabilities as of December 31, 2017 will be amortized for the years ending December 31 as follows (in thousands):

	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities
2018	$(4,772)	$(41)	$846
2019	(3,929)	(39)	712
2020	(3,011)	(35)	556
2021	(2,035)	(16)	218
2022	(1,312)	—	161
Thereafter	(2,972)	—	350
	$(18,031)	$(131)	$2,843
Weighted-Average Remaining Amortization Period	5.4 years	3.3 years	4.6 years
Additionally, as of December 31, 2017 and 2016, the Company had recorded tax abatement intangible assets, net of amortization, which are included in prepaid expenses and other assets in the accompanying balance sheets, of $5.3 million and $6.3 million, respectively. During each of the years ended December 31, 2017, 2016 and 2015, the Company recorded amortization expense of $1.0 million related to tax abatement intangible assets.

5.	REAL ESTATE EQUITY SECURITIES
During the year ended December 31, 2017, the Company purchased 3,603,189 shares of common stock of Whitestone REIT (NYSE Ticker: WSR) for an aggregate purchase price of $43.3 million. Also during the year ended December 31, 2017, the Company acquired 43,999,500 shares of common units of Keppel-KBS US REIT (SGX Ticker: CMOU) in connection with the Singapore Transaction (defined below). At the closing date of the Singapore Transaction, the carrying value of the units was $21.6 million, the carryover basis of the Company's retained interest in the Singapore Portfolio, which reflects the fair value of the units of $38.7 million, net of the deferred gain from the sale of the Singapore Portfolio of $17.1 million.
The Company's investments in real estate equity securities are classified as available-for-sale as the Company intends to hold the securities for the purpose of collecting dividend income and for longer term price appreciation. These investments are carried at their estimated fair value primarily based on quoted market prices for the security. Transaction costs that are directly attributable to the acquisition of real estate equity securities are capitalized to its cost basis. Unrealized gains and losses are reported in accumulated other comprehensive income (loss). The Company agreed not to sell, transfer or assign 21,999,750 units of the Keppel-KBS US REIT issued to the Company at closing of the Singapore Transaction until May 8, 2018 and the remaining 21,999,750 units until November 8, 2018 (the “Unit Lockout Periods”). As of December 31, 2017, a lack of marketability discount of $1.7 million was recorded as a result of the Unit Lockout Periods.
For the investments in real estate equity securities, the Company recorded an unrealized gain of $25.1 million to other comprehensive income to reflect these investments at their estimated fair value at December 31, 2017.
The following summarizes the activity related to real estate equity securities for the year ended December 31, 2017 (in thousands):

	Amortized Cost Basis	Unrealized Gains	Total
Real estate equity securities - December 31, 2016	$—	$—	$—
Acquisition of real estate equity securities	64,454	—	64,454
Acquisition fee to affiliate and purchase commission	463	—	463
Unrealized change in market value of real estate equity securities	—	25,146	25,146
Real estate equity securities - December 31, 2017	$64,917	$25,146	$90,063
During the year ended December 31, 2017, the Company recognized $2.5 million of dividend income from real estate equity securities.

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

6.	REAL ESTATE DEBT SECURITIES
As of December 31, 2017, the Company owned an investment in real estate debt securities. The Company’s investment in real estate debt securities is classified as held to maturity, as the Company has the intent and ability to hold its investment until maturity, and it is not more likely than not that the Company would be required to sell its investment before recovery of the Company’s amortized cost basis. The information for those real estate debt securities as of December 31, 2017 and 2016 is set forth below (in thousands):

Debt Securities Name	Date Acquired	Debt Securities Type	Outstanding Principal Balance as of December 31, 2017 (1)	Book Value as of December 31, 2017 (2)	Book Value as of December 31, 2016	Contractual Interest Rate (3)	Annualized Effective Interest Rate (3)	Maturity Date
Battery Point Series B Preferred Units	10/28/2016 / 03/30/2017 / 05/12/2017	Series B Preferred Units	$17,500	$17,751	$4,683	9.0%	11.1%	10/28/2019
_____________________
(1) Outstanding principal balance as of December 31, 2017 represents principal balance outstanding under the real estate debt securities.
(2) Book value of the real estate debt securities represents outstanding principal balance adjusted for unamortized acquisition discounts, origination fees and direct origination and acquisition costs and additional interest accretion.
(3) Contractual interest rate is the stated interest rate on the face of the real estate securities.  Annualized effective interest rate is calculated as the actual interest income recognized in 2017, using the interest method, annualized (if applicable) and divided by the average amortized cost basis of the investment.  The annualized effective interest rate and contractual interest rate presented are as of December 31, 2017.
The following summarizes the activity related to real estate debt securities for the year ended December 31, 2017 (in thousands):

Real estate debt securities - December 31, 2016	$4,683
Face value of real estate debt securities acquired	12,500
Deferred interest receivable and interest accretion	315
Commitment fee, net of closing costs and acquisition fee	3
Accretion of commitment fee, net of closing costs	250
Real estate debt securities - December 31, 2017	$17,751
For the years ended December 31, 2017 and 2016, interest income from real estate debt securities consisted of the following (in thousands):

	For the Years Ended December 31,
	2017	2016
Contractual interest income	$1,217	$63
Interest accretion	315	30
Accretion of commitment fee, net of closing costs and acquisition fee	250	17
Interest income from real estate debt securities	$1,782	$110

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

7.	REAL ESTATE DISPOSITIONS
In accordance with ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU No. 2014-08”), results of operations and related gains (losses) on sale from properties that are classified as held for sale in the ordinary course of business on or subsequent to January 1, 2014 would generally be included in continuing operations on the Company’s consolidated statements of operations. During the year ended December 31, 2017, the Company disposed of 12 office properties. During the year ended December 31, 2016, the Company did not dispose of any real estate properties. During the year ended December 31, 2015, the Company sold two office properties.
On November 8, 2017, the Company, through 11 wholly owned subsidiaries, sold 11 of its properties (the “Singapore Portfolio”) to various subsidiaries of Keppel-KBS US REIT, a newly formed Singapore real estate investment trust (the “SREIT”) that was listed on the Singapore Stock Exchange (the “Singapore Transaction”).  The sale price of the Singapore Portfolio was $804.0 million, before third-party closing costs of approximately $7.7 million and excluding any disposition fees payable to the Advisor. The SREIT paid a portion of the purchase price with approximately 44 million units of the SREIT (SGX Ticker: CMOU) representing 7% of outstanding units of the SREIT. The Singapore Portfolio consists of the following properties: 1800 West Loop, Westech 360 (part of the Austin Suburban Portfolio), Great Hills Plaza (part of the Austin Suburban Portfolio), Westmoor Center, Iron Point Business Park, the Plaza Buildings, Bellevue Technology Center, Northridge Center I and II, West Loop I and II, Powers Ferry Landing East and Maitland Promenade II. The carrying value of the Singapore Portfolio as of the disposition date was $543.2 million, which was net of $103.0 million of accumulated depreciation and amortization. The disposition of the Singapore Portfolio resulted in a gain of $236.9 million, of which $17.1 million was deferred based on the Company's percentage of the SREIT units owned, which reduced the carrying value of the SREIT units at closing. Additionally, the Company recognized a loss on extinguishment of debt of $0.5 million related to certain notes payable that were repaid in full with proceeds from the Singapore Transaction.
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
The following summary presents the major components of assets and liabilities related to real estate held for sale as of December 31, 2017 and December 31, 2016 (in thousands):

	December 31, 2017	December 31, 2016
Assets related to real estate held for sale
Real estate, cost	$—	$658,065
Accumulated depreciation and amortization	—	(88,124)
Real estate, net	—	569,941
Other assets	—	35,173
Total assets related to real estate held for sale	$—	$605,114
Liabilities related to real estate held for sale
Notes payable, net	—	376,696
Other liabilities	—	1,463
Total liabilities related to real estate held for sale	$—	$378,159

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

The operations of these properties and gain on sales are included in continuing operations on the accompanying statements of operations. The following table summarizes certain revenue and expenses related to these properties for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Years Ended December 31,
	2017	2016	2015
Revenues
Rental income	$57,103	$67,982	$63,660
Tenant reimbursements and other operating income	16,888	17,809	17,152
Total revenues	$73,991	$85,791	$80,812
Expenses
Operating, maintenance, and management	$21,931	$25,441	$25,837
Real estate taxes and insurance	9,935	11,337	10,864
Asset management fees to affiliate	4,572	5,404	5,300
Depreciation and amortization	27,043	33,893	34,309
Interest expense	11,681	12,890	11,659
Total expenses	$75,162	$88,965	$87,969

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

8.	NOTES AND BONDS PAYABLE
As of December 31, 2017 and December 31, 2016, the Company’s notes and bonds payable, including notes payable related to real estate held for sale, consisted of the following (dollars in thousands):

	Book Value as of December 31, 2017	Book Value as of December 31, 2016	Contractual Interest Rate as of December 31, 2017 (1)	Effective Interest Rate at December 31, 2017 (1)	Payment Type	Maturity Date (2)
Richardson Portfolio Mortgage Loan	$36,886	$40,594	One-Month LIBOR + 2.10%	3.46%	Principal & Interest	05/01/2018
Bellevue Technology Center Mortgage Loan (3)	—	59,400	(3)	(3)	(3)	(3)
Portfolio Revolving Loan Facility (3)	—	11,799	(3)	(3)	(3)	(3)
Portfolio Mortgage Loan (4)	9,877	106,479	One-Month LIBOR + 2.25%	3.61%	Principal & Interest	07/01/2018
Burbank Collection Mortgage Loan	10,958	9,812	One-Month LIBOR + 2.35%	3.79%	Principal & Interest	09/30/2018
50 Congress Mortgage Loan (5)	—	31,525	(5)	(5)	(5)	(5)
1180 Raymond Bond Payable	6,460	6,635	6.50%	6.50%	Principal & Interest	09/01/2036
Central Building Mortgage Loan	27,600	27,600	One-Month LIBOR + 1.75%	3.11%	Interest Only	11/13/2018
Maitland Promenade II Mortgage Loan (3)	—	20,877	(3)	(3)	(3)	(3)
Westmoor Center Mortgage Loan (3)	—	62,000	(3)	(3)	(3)	(3)
Plaza Buildings Senior Loan (3)	—	109,866	(3)	(3)	(3)	(3)
424 Bedford Mortgage Loan	24,282	24,832	3.91%	3.91%	Principal & Interest	10/01/2022
1180 Raymond Mortgage Loan	31,000	31,000	One-Month LIBOR + 2.25%	3.61%	Interest Only	12/01/2018
KBS SOR (BVI) Holdings, Ltd. Series A Debentures (6)	278,801	251,811	4.25%	4.25%	(6)	03/01/2023
Westpark Portfolio Mortgage Loan	85,200	83,200	One-Month LIBOR + 2.50%	3.86%	Interest Only (7)	07/01/2020
353 Sacramento Mortgage Loan (8)	—	85,500	(8)	(8)	(8)	(8)
Crown Pointe Mortgage Loan	50,500	—	One-Month LIBOR + 2.60%	3.96%	Interest Only	02/13/2020
125 John Carpenter Mortgage Loan	50,130	—	(9)	3.12%	Interest Only	10/01/2022
Total Notes and Bonds Payable principal outstanding	611,694	962,930
Net Premium/(Discount) on Notes and Bonds Payable (10)	137	88
Deferred financing costs, net	(8,788)	(12,394)
Total Notes and Bonds Payable, net	$603,043	$950,624
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of December 31, 2017. Effective interest rate is calculated as the actual interest rate in effect as of December 31, 2017 (consisting of the contractual interest rate and contractual floor rates), using interest rate indices at December 31, 2017, where applicable.
(2) Represents the initial maturity date or the maturity date as extended as of December 31, 2017; subject to certain conditions, the maturity dates of certain loans may be extended beyond the date shown.
(3) On November 8, 2017, in connection with the sale of the Singapore Portfolio, the Company repaid the entire principal balance and all other sums due under this loan.
(4) On November 8, 2017, in connection with the sale of certain properties secured by this loan, the Company repaid all but $10.0 million principal balance. The Portfolio Mortgage Loan is now only secured by one office property, Park Centre.
(5) On May 15, 2017, in connection with the disposition of 50 Congress Street, the Company repaid the entire principal balance and all other sums due under this loan.
(6) See “ - Israeli Bond Financing” below.
(7) Represents the payment type required under the loan as of December 31, 2017. Certain future monthly payments due under this loan also include amortizing principal payments. For more information of the Company’s contractual obligations under its notes and bonds payable, see five-year maturity table below.
(8) On July 6, 2017, in connection with the partial interest sale of 353 Sacramento, the 353 Sacramento Mortgage Loan was deconsolidated from the Company's balance sheet. See note 12, “Investment in Unconsolidated Joint Ventures” for a further discussion on the Company’s partial sale of 353 Sacramento.

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

(9) The 125 John Carpenter Mortgage Loan bears interest at a floating rate of the greater of (a) 2.0% or (b) 175 basis points over one-month LIBOR.
(10) Represents the unamortized premium/discount on notes and bonds payable due to the above- and below-market interest rates when the debt was assumed. The discount/premium is amortized over the remaining life of the notes and bonds payable.
During the years ended December 31, 2017, 2016 and 2015, the Company incurred $37.1 million, $29.2 million and $15.0 million of interest expense, respectively. Included in interest expense for the years ended December 31, 2017, 2016 and 2015, was $4.4 million, $4.3 million and $2.7 million of amortization of deferred financing costs, respectively. Additionally, during the years ended December 31, 2017, 2016 and 2015, the Company capitalized $2.3 million, $2.0 million and $1.9 million of interest, respectively, to its investments in undeveloped land.
As of December 31, 2017, the Company’s deferred financing costs were $8.8 million, net of amortization, which are included in notes and bonds payable, net on the accompanying consolidated balance sheets. As of December 31, 2016, the Company’s deferred financing costs were $12.5 million, net of amortization, of which $12.4 million is included in notes and bonds payable, net and $0.1 million is included in prepaid expenses and other assets on the accompanying consolidated balance sheets. As of December 31, 2017 and 2016, the Company’s interest payable was $5.1 million and $5.3 million, respectively.
The following is a schedule of maturities, including principal amortization payments, for all notes and bonds payable outstanding as of December 31, 2017 (in thousands):

2018	$117,537
2019	57,649
2020	190,774
2021	56,639
2022	127,925
Thereafter	61,170
$611,694
The Company’s notes payable contain financial debt covenants. As of December 31, 2017, the Company was in compliance with all of these debt covenants.
Israeli Bond Financing
On March 2, 2016, KBS Strategic Opportunity BVI, a wholly owned subsidiary of the Company, filed a final prospectus with the Israel Securities Authority for a proposed offering of up to 1,000,000,000 Israeli new Shekels of Series A debentures (the “Debentures”) at an annual interest rate not to exceed 4.25%. On March 1, 2016, KBS Strategic Opportunity BVI commenced the institutional tender of the Debentures and accepted application for 842.5 million Israeli new Shekels. On March 7, 2016, KBS Strategic Opportunity BVI commenced the public tender of the Debentures and accepted 127.7 million Israeli new Shekels.  In the aggregate, KBS Strategic Opportunity BVI accepted 970.2 million Israeli new Shekels (approximately $249.2 million as of March 8, 2016) in both the institutional and public tenders at an annual interest rate of 4.25%.  KBS Strategic Opportunity BVI issued the Debentures on March 8, 2016. The terms of the Debentures require principal installment payments equal to 20% of the face value of the Debentures on March 1st of each year from 2019 to 2023. As of December 31, 2017, the Company has one foreign currency option for an aggregate notional amount of $285.4 million to hedge its exposure to foreign currency exchange rate movements. See note 9, “Derivative Instruments” for a further discussion on the Company’s foreign currency option.
The deed of trust that governs the terms of the Debentures contains various financial covenants. As of December 31, 2017, the Company was in compliance with all of these financial debt covenants.

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

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
	$250,000
On August 3, 2017, the Company terminated the foreign currency collars and as a result received $6.6 million. On August 3, 2017, the Company entered into a foreign currency option, a USD put/ILS call option, to hedge against a change in the exchange rate of the Israeli new Shekel versus the U.S. Dollar as it has the right, but not the obligation, to purchase up to 970.2 million Israeli Shekels at the rate of ILS 3.4 per USD. The cost of the foreign currency option was $3.4 million.
The following table summarizes the notional amount and other information related to the Company’s foreign currency option as of December 31, 2017. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (currency in thousands):

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
As of December 31, 2017, the Company had entered into an interest rate cap, which was not designated as a hedging instrument. The following table summarizes the notional amount and other information related to the Company’s derivative instrument as of December 31, 2017. The notional amount is an indication of the extent of the Company’s involvement in the instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

Derivative Instrument	Effective Date	Maturity Date	Notional Value	Reference Rate
Interest rate cap	02/21/2017	02/13/2020	$46,875	One-month LIBOR at 3.00%

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

The following table sets forth the fair value of the Company’s derivative instruments as well as their classification on the consolidated balance sheets as of December 31, 2017 and 2016 (dollars in thousands):

		December 31, 2017		December 31, 2016
Derivative Instruments	Balance Sheet Location	Number of Instruments	Fair Value	Number of Instruments	Fair Value
Derivative instruments not designated as hedging instruments
Interest rate cap	Prepaid expenses and other assets	1	$14	1	$12
Foreign currency collars	Other liabilities	—	$—	4	$(3,910)
Foreign currency option	Prepaid expenses and other assets	1	$4,243	—	$—
The change in fair value of foreign currency options and collars that are not designated as cash flow hedges are recorded as foreign currency transaction gains or losses in the accompanying consolidated statements of operations. During the year ended December 31, 2017, the Company recognized a $11.3 million gain related to the foreign currency option and collars, which is shown net against $26.6 million of foreign currency transaction loss in the accompanying consolidated statements of operations as foreign currency transaction loss, net. During the year ended December 31, 2016, the Company recognized a $3.9 million loss related to the foreign currency collars, which is shown net against $0.9 million of foreign currency transaction gain in the accompanying consolidated statements of operations as foreign currency transaction loss, net. During the year ended December 31, 2017, the Company recorded an unrealized loss of $0.1 million on interest rate caps, which was included in interest expense on the accompanying consolidated statements of operations.

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

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

Real estate equity securities: The Company's Whitestone REIT real estate equity securities are presented at fair value on the accompanying consolidated balance sheet. The fair value of Whitestone REIT real estate equity securities was based on a quoted price in an active market on a major stock exchange. The Company classifies these inputs as Level 1 inputs. In connection with the Singapore Transaction, the Company acquired 43,999,500 units of the SREIT. These securities are classified as available-for-sale and presented at fair value. The fair value measurement of these shares is based on a quoted price in an active market, adjusted for the lack of marketability during the Unit Lockout Periods. The Company utilized inputs, all of which were deemed to be significant, including the quoted stock price, risk-free rate and expected volatility, in determining the value of the shares and the Company notes that the most significant input in its valuation model is the quoted price in an active market. However, as the valuation of the stock is adjusted for the lack of marketability using market-corroborated inputs, the Company categorizes the measurement of such securities as Level 2 inputs.
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
Notes and bonds payable: The fair values of the Company’s notes and bonds payable are estimated using a discounted cash flow analysis based on management’s estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio, type of collateral and other credit enhancements. Additionally, when determining the fair value of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available, the Company measures fair value using (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as assets or (ii) another valuation technique that is consistent with the principles of fair value measurement, such as the income approach or the market approach. The Company classifies these inputs as Level 3 inputs. The Company’s bonds issued in Israel are publicly traded on the Tel-Aviv Stock Exchange. The Company used the quoted price as of December 31, 2017 for the fair value of its bonds issued in Israel. The Company classifies this input as a Level 1 input.
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
The following were the face values, carrying amounts and fair values of the Company’s financial instruments as of December 31, 2017 and 2016, which carrying amounts do not approximate the fair values (in thousands):

	December 31, 2017			December 31, 2016
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Real estate debt securities	$17,500	$17,751	$17,386	$5,000	$4,683	$4,683
Financial liabilities:
Notes and bond payable	$332,893	$330,727	$335,212	$711,119	$707,169	$711,425
KBS SOR (BVI) Holdings, Ltd. Series A Debentures	$278,801	$272,316	$296,069	$251,811	$243,455	$253,120
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

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

As of December 31, 2017, the Company measured the following assets at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Real estate equity securities	$90,063	$51,922	$38,141	$—
Asset derivative - interest rate cap	$14	$—	$14	$—
Asset derivative - foreign currency option	$4,243	$—	$4,243	$—

11.	RELATED PARTY TRANSACTIONS
The Advisory Agreement entitles the Advisor to specified fees upon the provision of certain services with regard to the investment of funds in real estate and real estate-related investments and the disposition of real estate and real estate-related investments (including the discounted payoff of non-performing loans) among other services, as well as reimbursement of certain costs incurred by the Advisor in providing services to the Company. The Advisory Agreement may also entitle the Advisor to certain back-end cash flow participation fees. The Company also entered into a fee reimbursement agreement (the “AIP Reimbursement Agreement”) with KBS Capital Markets Group LLC, the dealer manager for the Company's initial public offering (the “Dealer Manager”), pursuant to which the Company agreed to reimburse the Dealer Manager for certain fees and expenses it incurs for administering the Company’s participation in the Depository Trust & Clearing Corporation Alternative Investment Product Platform with respect to certain accounts of the Company’s investors serviced through the platform. The Advisor and Dealer Manager also serve as, or previously served as, the advisor and dealer manager, respectively, for KBS Real Estate Investment Trust, Inc. (“KBS REIT I”), KBS Real Estate Investment Trust II, Inc. (“KBS REIT II”), KBS Real Estate Investment Trust III, Inc. (“KBS REIT III”), KBS Legacy Partners Apartment REIT, Inc. (“KBS Legacy Partners Apartment REIT”), KBS Strategic Opportunity REIT II, Inc. (“KBS Strategic Opportunity REIT II”) and KBS Growth & Income REIT, Inc. (“KBS Growth & Income REIT”).
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
During the years ended December 31, 2017, 2016 and 2015, no other business transactions occurred between the Company and these other KBS-sponsored programs.

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the years ended December 31, 2017, 2016 and 2015, respectively, and any related amounts payable as of December 31, 2017 and December 31, 2016 (in thousands):

	Incurred			Payable as of December 31,
	2017	2016	2015	2017	2016
Expensed
Asset management fees	$10,686	$9,628	$8,348	$—	$—
Acquisition fees on real estate (1)	—	2,964	—	—	—
Reimbursable operating expenses (2)	241	221	178	26	55
Disposition fees (3)	8,352	279	276	—	—
Capitalized
Acquisition fees on real estate (1)	907	—	—	—	—
Acquisition fees on real estate equity securities	429	—	—	—	—
Acquisition fees on real estate debt securities	—	250	—	—	—
	$20,615	$13,342	$8,802	$26	$55
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
(2) The Advisor may seek reimbursement for certain employee costs under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $225,000, $153,000 and $153,000 for the years ended December 31, 2017, 2016 and 2015, respectively, and were the only employee costs reimbursed under the Advisory Agreement during these periods. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company’s direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company.
(3) Disposition fees with respect to real estate sold are included in the gain on sale of real estate in the accompanying consolidated statements of operations. Disposition fees with respect to the assignment of the Company's real estate loan receivable are included in general and administrative expenses in the accompanying consolidated statements of operations.
During the year ended December 31, 2017, the Advisor reimbursed the Company $0.4 million for expenses incurred to evaluate certain strategic transactions for which the Advisor has agreed to reimburse the Company and $0.1 million for a property insurance rebate. During the year ended December 31, 2016, the Advisor reimbursed the Company $0.1 million for property insurance rebates and $0.1 million for legal and professional fees and travel expenses.
Pursuant to the Waiver Agreement, the Advisor waived any right it may have had to receive a disposition fee in connection with the 353 Sacramento Transaction and also waived its rights to future acquisition fees in an amount equal to 45% of the acquisition fees paid to the Advisor in connection with the Company’s original purchase of 353 Sacramento in July of 2016. Accordingly, the Advisor waived $0.8 million of acquisition fees for the purchase of 125 John Carpenter. In connection with the 353 Sacramento Transaction, the Company paid a $0.1 million broker commission to Monarch Global Partners, LLC. The son of a member of the board of directors of KBS Strategic Opportunity BVI is a partner at Monarch Global Partners, LLC. Also in connection with the 353 Sacramento Transaction, the Migdal Members paid an acquisition fee of $0.2 million to WBAM and $0.2 million to the Company.
On November 8, 2017, the Company sold the Singapore Portfolio to the SREIT. The SREIT is externally managed by a joint venture (the “Manager”) between (i) an entity in which Keith D. Hall, the Company’s Chief Executive Officer and a director, and Peter McMillan III, the Company’s President and Chairman of the board of directors, have an indirect ownership interest and (ii) Keppel Capital Holding Pte. Ltd., which is not affiliated with the Company. The SREIT is expected to pay certain purchase and sale commissions and asset management fees to the Manager in exchange for the provision of certain management services.

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

12.	INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
As of December 31, 2017 and 2016, the Company’s investments in unconsolidated joint ventures were composed of the following (dollars in thousands):

				Investment Balance at
Joint Venture	Number of Properties	Location	Ownership %	December 31, 2017	December 31, 2016
NIP Joint Venture	5	Various	Less than 5.0%	$3,674	$5,305
110 William Joint Venture	1	New York, New York	60.0%	7,160	70,544
353 Sacramento Joint Venture	1	San Francisco, California	55.0%	44,743	—
				$55,577	$75,849
Investment in National Industrial Portfolio Joint Venture
On May 18, 2012, the Company, through an indirect wholly owned subsidiary, entered into a joint venture (the “NIP Joint Venture”) with OCM NIP JV Holdings, L.P. and HC KBS NIP JV, LLC (“HC-KBS”). As of December 31, 2017, the NIP Joint Venture owned five industrial properties and a master lease with respect to another industrial property encompassing 3.4 million square feet. The Company made an initial capital contribution of $8.0 million which represents less than a 5.0% ownership interest in the NIP Joint Venture as of December 31, 2017. The Company has virtually no influence over the NIP Joint Venture’s operations, financial policies or decision making. Accordingly, the Company has accounted for its investment in the NIP Joint Venture under the cost method of accounting. Income, losses and distributions from the NIP Joint Venture are generally allocated among the members based on their respective equity interests.
KBS REIT I, an affiliate of the Advisor, is a member of HC-KBS and had a participation interest in certain future potential profits generated by the NIP Joint Venture.  However, KBS REIT I does not have any equity interest in the NIP Joint Venture. On January 17, 2018, KBS REIT I assigned its participation interest in the NIP Joint Venture to one of the other joint venture partners in the NIP Joint Venture. None of the other joint venture partners are affiliated with the Company or the Advisor.
As of December 31, 2017 and 2016, the book value of the Company’s investment in the NIP Joint Venture was $3.7 million and $5.3 million, respectively. During the year ended December 31, 2017, the Company received a distribution of $3.7 million related to its investment in the NIP Joint Venture. The Company recognized $2.1 million of income distributions and $1.6 million of return of capital from the NIP Joint Venture. During the years ended December 31, 2016 and 2015, the Company did not receive any distributions related to its investment in the NIP Joint Venture.
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
As of December 31, 2017 and 2016, the book value of the Company’s investment in the 110 William Joint Venture was $7.2 million and $70.5 million, respectively, which include $1.5 million of unamortized acquisition fees and expenses incurred directly by the Company. During the year ended December 31, 2017, the 110 William Joint Venture made a $58.2 million return of capital distribution to the Company and a $38.8 million return of capital distribution to the 110 William JV Partner funded with proceeds from the 110 William refinancing discussed below.

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

Summarized financial information for the 110 William Joint Venture follows (in thousands):

	December 31, 2017	December 31, 2016
Assets:
Real estate assets, net of accumulated depreciation and amortization	$248,269	$262,192
Other assets	32,331	23,355
Total assets	$280,600	$285,547
Liabilities and equity:
Notes payable, net (1)	$260,108	$157,628
Other liabilities	11,016	12,872
Partners’ capital	9,476	115,047
Total Liabilities and equity	$280,600	$285,547
_____________________
(1) See “- 110 William Joint Venture Refinance” below.

	For the Years Ended December 31,
	2017	2016	2015
Revenues	$37,338	$33,458	$34,188
Expenses:
Operating, maintenance, and management	10,056	10,778	10,549
Real estate taxes and insurance	6,281	6,017	5,748
Real estate acquisition fees and expenses	—	—	1
Depreciation and amortization	16,544	12,955	12,596
Interest expense	13,134	6,049	6,170
Total expenses	46,015	35,799	35,064
Total other income	56	63	334
Net loss	$(8,621)	$(2,278)	$(542)
Company’s equity in loss of unconsolidated joint venture	$(5,214)	$(1,408)	$(368)
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
December 31, 2017

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
As of December 31, 2017, the book value of the Company’s investment in the 353 Sacramento Joint Venture was $44.7 million. During the year ended December 31, 2017, the Company did not receive any distributions related to its investment in the 353 Sacramento Joint Venture.

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

Summarized financial information for the 353 Sacramento Joint Venture follows (in thousands):

December 31, 2017
Assets:
Real estate assets, net of accumulated depreciation and amortization	$171,066
Other assets	6,472
Total assets	$177,538
Liabilities and equity:
Notes payable, net	$89,423
Other liabilities	7,313
Partners’ capital	80,802
Total liabilities and equity	$177,538

For the Period from July 6, 2017 to December 31, 2017
Revenues	$7,053
Expenses:
Operating, maintenance, and management	2,189
Real estate taxes and insurance	1,198
Depreciation and amortization	3,408
Interest expense	2,302
Total expenses	9,097
Net loss	$(2,044)
Company’s equity in loss of unconsolidated joint venture	$(823)

13.	SUPPLEMENTAL CASH FLOW AND SIGNIFICANT NONCASH TRANSACTION DISCLOSURES
Supplemental cash flow and significant noncash transaction disclosures were as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Supplemental Disclosure of Cash Flow Information:
Interest paid, net of capitalized interest of $2,339, $2,025 and $1,856 for the years ended December 31, 2017, 2016 and 2015, respectively	$32,688	$20,759	12,265
Supplemental Disclosure of Significant Noncash Transactions:
Assets and liabilities deconsolidated in connection with the 353 Sacramento partial sale:
Real estate, net	170,586	—	—
Rents and other receivables, net	1,244	—	—
Prepaid expenses and other assets	555	—	—
Notes payable, net	87,132	—	—
Accounts payable and accrued liabilities	1,574	—	—
Below-market leases, net	2,960	—	—
Other liabilities	924	—	—
SREIT units received in connection with the Singapore Transaction	38,720	—	—
Increase in development obligations related to sale of real estate	3,816	—	4,128
Application of escrow deposits to acquisition of real estate	2,000	—	—
Increase in accrued improvements to real estate	—	3,547	—
Increase in redeemable common stock payable	—	8,902	3,715
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	8,666	12,616	13,573

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

14.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2017 and 2016 (in thousands, except per share amounts):

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$37,996	$40,237	$36,414	$26,067
Net income (loss)	$(9,058)	$23,809	$(10,542)	$206,371
Net income (loss) attributable to common stockholders	$(9,092)	$23,846	$(10,534)	$206,424
Net income (loss) per common share, basic and diluted	$(0.16)	$0.42	$(0.19)	$3.88
Distributions declared per common share	$0.092	$0.093	$0.095	$3.610

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$28,365	$33,866	$36,133	$35,880
Net loss	$(4,932)	$(1,989)	$(15,007)	$(7,198)
Net loss attributable to common stockholders	$(4,894)	$(1,959)	$(14,951)	$(7,114)
Net loss per common share, basic and diluted	$(0.08)	$(0.03)	$(0.25)	$(0.12)
Distributions declared per common share	$0.093	$0.093	$0.094	$0.095

15.	COMMITMENTS AND CONTINGENCIES
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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Although there can be no assurance, the Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations as of December 31, 2017. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities.
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
December 31, 2017

16.	SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Acquisition and Financing of City Tower
On March 6, 2018, the Company, through an indirect wholly owned subsidiary (the “Owner”), acquired an office building containing 431,007 rentable square feet located on approximately 4.92 acres of land in Orange, California (“City Tower”).  The seller is not affiliated with the Company or the Advisor. The purchase price of City Tower was $147.3 million plus closing costs. City Tower was built in 1988 and partially renovated in 2016 and was 76% leased to 24 tenants as of the acquisition date.
On March 6, 2018, in connection with the Company’s acquisition of City Tower, the Owner entered into a term loan facility with Compass Bank, an unaffiliated lender, for borrowings up to $103.4 million, secured by City Tower (the “City Tower Mortgage Loan”). At closing, $89.0 million of the loan was funded and the remaining $14.4 million was available for future disbursements to be used for leasing commissions and capital expenditures, subject to certain terms and conditions contained in the loan documents.
The City Tower Mortgage Loan matures on March 5, 2021, with two one-year extension options, subject to certain terms and conditions contained in the loan documents, and bears interest at a floating rate of 155 basis points over one-month LIBOR. Monthly payments are interest only with the principal balance, all accrued and unpaid interest and all other sums due under the loan documents due at maturity. The Owner has the right to prepay all or a portion of the City Tower Mortgage Loan, subject to certain fees and conditions contained in the loan documents.
KBS SOR Properties, LLC, the Company’s wholly owned subsidiary, in connection with the City Tower Mortgage Loan, is providing a guaranty of (i) the payment of all actual costs, losses, damages, claims and expenses incurred by Compass Bank relating to the City Tower Mortgage Loan as a result of certain intentional actions or omissions of the Owner in violation of the loan documents, as further described in the guaranty; (ii) the payment of the principal balance and any interest or other sums outstanding under the City Tower Mortgage Loan in the event of certain bankruptcy, insolvency or related proceedings involving the Owner as described in the guaranty; and (iii) certain other amounts as described in the guaranty.
Acquisition of Marquette Plaza
On March 1, 2018, the Company, through an indirect wholly owned subsidiary, acquired an office property containing 522,656 rentable square feet located on 2.5 acres of land in Minneapolis, Minnesota (“Marquette Plaza”).  The seller is not affiliated with the Company or the Advisor. The purchase price of Marquette Plaza was $88.4 million plus closing costs. Marquette Plaza was built in 1972 and renovated in 2002 and was 70% leased to 21 tenants as of the acquisition date.
Distribution Paid
On December 7, 2017, the Company's board of directors authorized the Special Dividend of $3.61 per share of common stock payable in either shares of the Company's common stock or cash to, and at the election of, the stockholders of record as of December 7, 2017 (the “Record Date”). The Special Dividend was paid on January 17, 2018 to stockholders of record as of the close of business on the Record Date. If stockholders elected all cash, their election was subject to adjustment such that the aggregate amount of cash to be distributed by the Company will be a maximum of 20% of the total Special Dividend (the “Maximum Cash Distribution”), with the remainder to be paid in shares of common stock. The aggregate amount of cash paid by the Company pursuant to the Special Dividend and the actual number of shares of common stock issued pursuant to the Special Dividend depended upon the number of stockholders who elected cash or stock and whether the Maximum Cash Distribution was met. Accordingly, on January 17, 2018, the Company paid $37.6 million in cash and issued $150.3 million in stock pursuant to the Special Dividend.
Distribution Declared
On March 8, 2018, the Company's board of directors authorized a distribution in the amount of $0.015975 per share of common stock to stockholders of record as of the close of business on March 16, 2018. The Company expects to pay this distribution on March 21, 2018.

KBS STRATEGIC OPPORTUNITY REIT, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
December 31, 2017
(dollar amounts in thousands)

				Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances	Land	Building and Improvements (1)	Total	Cost Capitalized Subsequent to Acquisition (2)	Land	Building and Improvements (1)	Total (3)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired or Foreclosed on
Properties Held for Investment
Richardson Portfolio:
Palisades Central I	Richardson, TX	90.0%	(4)	1,037	8,628	9,665	2,342	1,037	10,970	12,007	(2,268)	1980	11/23/2011
Palisades Central II	Richardson, TX	90.0%	(4)	810	17,117	17,927	1,165	810	18,282	19,092	(4,144)	1985	11/23/2011
Greenway I	Richardson, TX	90.0%	(4)	561	1,170	1,731	1,194	561	2,364	2,925	(841)	1983	11/23/2011
Greenway III	Richardson, TX	90.0%	(4)	702	4,083	4,785	530	702	4,613	5,315	(1,790)	1983	11/23/2011
Undeveloped Land	Richardson, TX	90.0%	—	1,997	—	1,997	1,137	3,134	—	3,134	—	N/A	11/23/2011
Total Richardson Portfolio			36,886	5,107	30,998	36,105	6,368	6,244	36,229	42,473	(9,043)
Park Highlands (5)	North Las Vegas, NV	(5)	—	20,307	—	20,307	14,121	34,428	—	34,428	—	N/A	12/30/2011
Burbank Collection	Burbank, CA	90.0%	10,958	4,175	8,799	12,974	4,462	4,175	13,261	17,436	(2,389)	2008	12/12/2012
Park Centre	Austin, TX	100.0%	9,877	3,251	27,941	31,192	(1,554)	3,251	26,387	29,638	(3,703)	2000	03/28/2013
Central Building	Seattle, WA	100.0%	27,600	7,015	26,124	33,139	2,169	7,015	28,293	35,308	(4,663)	1907	07/10/2013
1180 Raymond	Newark, NJ	100.0%	31,000	8,292	37,651	45,943	452	8,292	38,103	46,395	(5,283)	1929	08/20/2013
Park Highlands II	North Las Vegas, NV	100.0%	—	20,118	—	20,118	4,830	24,948	—	24,948	—	N/A	12/10/2013
424 Bedford	Brooklyn, NY	90.0%	24,282	8,860	24,820	33,680	887	8,860	25,707	34,567	(2,810)	2010	01/31/2014
Richardson Land II	Richardson, TX	90.0%	—	3,096	—	3,096	322	3,418	—	3,418	—	N/A	09/04/2014
Westpark Portfolio	Redmond, WA	100.0%	85,200	36,085	90,227	126,312	6,710	36,085	96,937	133,022	(8,730)	1984-1992	05/10/2016
Crown Pointe	Dunwoody, GA	100.0%	50,500	22,590	62,610	85,200	2,629	22,590	65,239	87,829	(3,921)	1985/1989	02/14/2017
125 John Carpenter	Irving, TX	100.0%	50,130	2,755	82,550	85,305	(83)	2,755	82,467	85,222	(1,275)	1982/1983	09/15/2017
	Total Properties Held for Investment			$141,651	$391,720	$533,371	$41,313	$162,061	$412,623	$574,684	$(41,817)
____________________
(1) Building and improvements includes tenant origination and absorption costs.
(2) Costs capitalized subsequent to acquisition is net of write-offs of fully depreciated/amortized assets.
(3) The aggregate cost of real estate for federal income tax purposes was $607.2 million (unaudited) as of December 31, 2017.
(4) As of December 31, 2017, $36.9 million of debt was outstanding secured by the Richardson Portfolio.
(5) On September 7, 2016, a subsidiary of the Company that owns a portion of Park Highlands, sold 820 units of 10% Class A non-voting preferred membership units for $0.8 million to accredited investors. The amount of the Class A non-voting preferred membership units raised, net of offering costs, is included in other liabilities on the accompanying consolidated balance sheets.

KBS STRATEGIC OPPORTUNITY REIT, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
December 31, 2017
(dollar amounts in thousands)

	2017	2016	2015
Real Estate (1):
Balance at the beginning of the year	$1,227,207	$914,074	$919,259
Acquisitions	170,505	300,382	—
Improvements	37,219	33,909	32,385
Write-off of fully depreciated and fully amortized assets	(18,735)	(19,220)	(13,212)
Loss due to property damages	(668)	(1,938)	(2,260)
Sales	(664,114)	—	(22,098)
Deconsolidation	(176,730)	—	—
Balance at the end of the year	$574,684	$1,227,207	$914,074

Accumulated depreciation and amortization (1):
Balance at the beginning of the year	$120,176	$91,560	$64,171
Depreciation and amortization expense	48,994	47,836	41,513
Write-off of fully depreciated and fully amortized assets	(18,735)	(19,220)	(13,212)
Sales	(102,474)	—	(912)
Deconsolidation	(6,144)	—	—
Balance at the end of the year	$41,817	$120,176	$91,560
____________________
(1) Amounts include real estate held for sale.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on March 9, 2018.

KBS STRATEGIC OPPORTUNITY REIT, INC.

By:	/s/ Keith D. Hall
Keith D. Hall
Chief Executive Officer and Director (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ KEITH D. HALL	Chief Executive Officer and Director (principal executive officer)	March 9, 2018
Keith D. Hall
/s/ PETER MCMILLAN III	Chairman of the Board, President and Director	March 9, 2018
Peter McMillan III
/s/ JEFFREY K. WALDVOGEL	Chief Financial Officer (principal financial officer)	March 9, 2018
Jeffrey K. Waldvogel
/s/ STACIE K. YAMANE	Chief Accounting Officer (principal accounting officer)	March 9, 2018
Stacie K. Yamane
/s/ WILLIAM M. PETAK	Director	March 9, 2018
William M. Petak
/s/ ERIC J. SMITH	Director	March 9, 2018
Eric J. Smith
/s/ KENNETH G. YEE	Director	March 9, 2018
Kenneth G. Yee