Form 10-Q
period 2018-03-31
KBS Strategic Opportunity REIT, Inc.
filed 2018-05-11
CIK 1452936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
As of May 4, 2018, there were 64,745,585 outstanding shares of common stock of KBS Strategic Opportunity REIT, Inc.

KBS STRATEGIC OPPORTUNITY REIT, INC.
FORM 10-Q
March 31, 2018

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2018	December 31, 2017
	(unaudited)
Assets
Real estate held for investment, net	$768,514	$532,867
Real estate equity securities	89,015	90,063
Real estate debt securities, net	17,858	17,751
Total real estate and real estate-related investments, net	875,387	640,681
Cash and cash equivalents	148,760	366,512
Restricted cash	11,453	10,670
Investments in unconsolidated joint ventures	52,813	55,577
Rents and other receivables, net	11,932	9,821
Above-market leases, net	3,801	131
Prepaid expenses and other assets	17,677	18,182
Total assets	$1,121,823	$1,101,574
Liabilities and equity
Notes and bonds payable, net	$689,754	$603,043
Accounts payable and accrued liabilities	15,123	16,686
Due to affiliate	47	26
Distribution payable	—	187,914
Below-market leases, net	4,379	2,843
Other liabilities	14,512	16,966
Redeemable common stock payable	—	8,595
Total liabilities	723,815	836,073
Commitments and contingencies (Note 14)
Redeemable common stock	8,983	4,518
Equity
KBS Strategic Opportunity REIT, Inc. stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 64,745,413 and 52,053,817 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	647	521
Additional paid-in capital	538,972	388,800
Cumulative distributions and net income	(152,551)	(155,454)
Accumulated other comprehensive income	—	25,146
Total KBS Strategic Opportunity REIT, Inc. stockholders’ equity	387,068	259,013
Noncontrolling interests	1,957	1,970
Total equity	389,025	260,983
Total liabilities and equity	$1,121,823	$1,101,574
See accompanying condensed notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2018	2017
Revenues:
Rental income	$15,181	$30,646
Tenant reimbursements	2,682	5,637
Other operating income	221	1,553
Interest income from real estate debt securities	501	160
Dividend income from real estate equity securities	1,051	—
Total revenues	19,636	37,996
Expenses:
Operating, maintenance, and management	5,487	10,908
Real estate taxes and insurance	2,339	4,737
Asset management fees to affiliate	1,825	2,748
General and administrative expenses	2,052	1,744
Foreign currency transaction loss, net	997	4,671
Depreciation and amortization	7,265	14,600
Interest expense	6,591	9,386
Total expenses	26,556	48,794
Other (loss) income:
Income from unconsolidated joint venture	53	1,869
Equity in loss of unconsolidated joint ventures	(2,378)	(154)
Other interest income	930	25
Unrealized loss on real estate equity securities	(16,011)	—
Gain on sale of real estate	624	—
Total other (loss) income, net	(16,782)	1,740
Net loss	(23,702)	(9,058)
Net loss (income) attributable to noncontrolling interests	21	(34)
Net loss attributable to common stockholders	$(23,681)	$(9,092)
Net loss per common share, basic and diluted	$(0.38)	$(0.16)
Weighted-average number of common shares outstanding, basic and diluted	62,526,798	56,782,447
See accompanying condensed notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Year Ended December 31, 2017 and the Three Months Ended March 31, 2018
(unaudited)
(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Income	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amounts

Balance, December 31, 2016	56,775,767	$568	$455,373	$(162,289)	$—	$293,652	$1,898	$295,550
Net income (loss)	—	—	—	210,644	—	210,644	(64)	210,580
Other comprehensive income	—	—	—	—	25,146	25,146	—	25,146
Issuance of common stock	585,192	6	8,660	—	—	8,666	—	8,666
Transfers to redeemable common stock	—	—	(498)	—	—	(498)	—	(498)
Redemptions of common stock	(5,307,142)	(53)	(74,727)	—	—	(74,780)	—	(74,780)
Distributions declared	—	—	—	(203,809)	—	(203,809)	—	(203,809)
Other offering costs	—	—	(8)	—	—	(8)	—	(8)
Noncontrolling interests contributions	—	—	—	—	—	—	158	158
Distributions to noncontrolling interests	—	—	—	—	—	—	(22)	(22)
Balance, December 31, 2017	52,053,817	$521	$388,800	$(155,454)	$25,146	$259,013	$1,970	$260,983
Cumulative effect adjustments to retained earnings	—	—	—	27,618	(25,146)	2,472	—	2,472
Net loss	—	—	—	(23,681)	—	(23,681)	(21)	(23,702)
Issuance of common stock	41,681	1	478	—	—	479	—	479
Stock distribution issued	13,069,487	130	150,169	—	—	150,299	—	150,299
Transfers from redeemable common stock	—	—	4,130	—	—	4,130	—	4,130
Redemptions of common stock	(419,572)	(5)	(4,605)	—	—	(4,610)	—	(4,610)
Distributions declared	—	—	—	(1,034)	—	(1,034)	—	(1,034)
Noncontrolling interests contributions	—	—	—	—	—	—	8	8
Balance, March 31, 2018	64,745,413	$647	$538,972	$(152,551)	$—	$387,068	$1,957	$389,025
See accompanying condensed notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2018	2017
Cash Flows from Operating Activities:
Net loss	$(23,702)	$(9,058)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Equity in loss of unconsolidated joint ventures	2,378	154
Depreciation and amortization	7,265	14,600
Unrealized loss on real estate equity securities	16,011	—
Gain on real estate	(624)	—
Unrealized (gain) loss on interest rate caps	(31)	57
Deferred rent	(745)	(925)
Bad debt recovery	(366)	(36)
Amortization of above- and below-market leases, net	(226)	(894)
Amortization of deferred financing costs	789	1,299
Interest accretion on real estate debt securities	(107)	(69)
Net amortization of discount and (premium) on bond and notes payable	14	11
Foreign currency transaction loss, net	997	4,671
Changes in assets and liabilities:
Rents and other receivables	(1,000)	(340)
Prepaid expenses and other assets	(1,900)	(3,396)
Accounts payable and accrued liabilities	(3,802)	(3,767)
Due from affiliate	—	(269)
Due to affiliates	21	(28)
Other liabilities	15	1,381
Net cash (used in) provided by operating activities	(5,013)	3,391
Cash Flows from Investing Activities:
Acquisitions of real estate	(238,170)	(82,235)
Improvements to real estate	(5,039)	(5,493)
Proceeds from sales of real estate, net	2,542	—
Insurance proceeds received for property damages	—	744
Purchase of interest rate cap	—	(107)
Distributions of capital from unconsolidated joint ventures	386	59,157
Investment in real estate securities	(14,963)	—
Investment in real estate debt securities, net	—	(5,000)
Funding of development obligations	(621)	(159)
Net cash used in investing activities	(255,865)	(33,093)
Cash Flows from Financing Activities:
Proceeds from notes and bonds payable	89,000	87,405
Principal payments on notes and bonds payable	(857)	(35,808)
Payments of deferred financing costs	(1,227)	(1,329)
Payments to redeem common stock	(4,610)	(3,681)
Payments of prepaid other offering costs	(213)	(140)
Distributions paid	(38,170)	(2,323)
Noncontrolling interests contributions	8	1
Distributions to noncontrolling interests	—	(7)
Net cash provided by financing activities	43,931	44,118
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(22)	362
Net (decrease) increase in cash, cash equivalents and restricted cash	(216,969)	14,778
Cash, cash equivalents and restricted cash, beginning of period	377,182	64,450
Cash, cash equivalents and restricted cash, end of period	$160,213	$79,228
See accompanying condensed notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
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
The Company sold 56,584,976 shares of common stock in its primary offering for gross offering proceeds of $561.7 million. As of March 31, 2018, the Company had sold 6,662,042 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $74.5 million. Also, as of March 31, 2018, the Company had redeemed 11,867,335 shares for $156.4 million. As of March 31, 2018, the Company had issued 13,069,487 shares of common stock in connection with the December 2017 special dividend. Additionally, on December 29, 2011 and October 23, 2012, the Company issued 220,994 shares and 55,249 shares of common stock, respectively, for $2.0 million and $0.5 million, respectively, in private transactions exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933.
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
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2018
(unaudited)

As of March 31, 2018, the Company consolidated six office properties, one office portfolio consisting of four office buildings and 14 acres of undeveloped land, one office/flex/industrial portfolio consisting of 21 buildings, one retail property, two apartment properties and three investments in undeveloped land with approximately 1,100 developable acres. The Company also owned three investments in unconsolidated joint ventures, an investment in real estate debt securities and three investments in real estate equity securities.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2017, except for the Company’s adoption of the revenue recognition and financial instruments standards issued by the Financial Accounting Standards Board (“FASB”) effective on January 1, 2018. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the SEC.
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the FASB Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.
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
March 31, 2018
(unaudited)

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
In anticipation of a self-tender offer in order to make liquidity available to stockholders in excess of that permitted under the share redemption program, on March 14, 2018, the Company’s board of directors approved a temporary suspension of the share redemption program starting with the March 2018 redemption period, including any unsatisfied requests from prior redemption periods.In connection with its approval of the Self-Tender (defined below), the Company’s board of directors approved the reopening of the share redemption program for the June 2018 redemption period, meaning no redemptions have been or will be made in March, April or May 2018 (including those requested following a stockholder’s death, qualifying disability or determination of incompetence). The Company has cancelled all outstanding redemption requests under the share redemption program and is not accepting any redemption requests under the share redemption program during the term of the Self-Tender.
On April 23, 2018, the Company commenced a self-tender offer (the “Self-Tender”) for up to 8,234,217 shares at a price of $10.93 per share, or approximately $90 million of shares.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2018
(unaudited)

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
The Company limits the dollar value of shares that may be redeemed under the program as described above. During the three months ended March 31, 2018, the Company had redeemed $4.6 million of common stock, of which $4.4 million relates to delayed December 2017 redemptions. There were no unfulfilled redemption requests received in good order under the share redemption program as of March 31, 2018 as a result of the temporary suspension. The Company recorded $8.6 million of other liabilities on the Company’s balance sheet as of December 31, 2017 related to unfulfilled redemption requests received in good order under the share redemption program. Based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during 2017, the Company has $8.5 million available for redemptions in the remainder of 2018, including shares that are redeemed in connection with a stockholders’ death, “qualifying disability” or “determination of incompetence,” subject to the limitations described above.
Revenue Recognition
Effective January 1, 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”), using the modified retrospective approach, which requires a cumulative effect adjustment as of the date of the Company’s adoption.  Under the modified retrospective approach, an entity may also elect to apply this standard to either (i) all contracts as of January 1, 2018 or (ii) only to contracts that were not completed as of January 1, 2018.  A completed contract is a contract for which all (or substantially all) of the revenue was recognized under legacy GAAP that was in effect before the date of initial application. The Company elected to apply this standard only to contracts that were not completed as of January 1, 2018.
Based on the Company’s evaluation of contracts within the scope of ASU No. 2014-09, revenue that is impacted by ASU No. 2014-09 includes revenue generated by sales of real estate, other operating income and tenant reimbursements for substantial services earned at the Company’s properties. The recognition of such revenue will occur when the services are provided and the performance obligations are satisfied. For the three months ended March 31, 2018, tenant reimbursements for substantial services accounted for under ASU No. 2014-09 were $0.4 million, which was included in tenant reimbursements on the accompanying statements of operations.
Sale of Real Estate
Prior to January 1, 2018, gains on real estate sold were recognized using the full accrual method at closing when collectibility of the sales price was reasonably assured, the Company was not obligated to perform additional activities that may be considered significant, the initial investment from the buyer was sufficient and other profit recognition criteria had been satisfied. Gain on sales of real estate may have been deferred in whole or in part until the requirements for gain recognition had been met.
Effective January 1, 2018, the Company adopted the guidance of ASC 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610-20”), which  applies to sales or transfers to noncustomers of nonfinancial assets or in substance nonfinancial assets that do not meet the definition of a business.  Generally, the Company’s sales of real estate would be considered a sale of a nonfinancial asset as defined by ASC 610-20.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2018
(unaudited)

ASC 610-20 refers to the revenue recognition principles under ASU No. 2014-09.  Under ASC 610-20, if the Company determines it does not have a controlling financial interest in the entity that holds the asset and the arrangement meets the criteria to be accounted for as a contract, the Company would derecognize the asset and recognize a gain or loss on the sale of the real estate when control of the underlying asset transfers to the buyer.  As a result of the adoption of ASC 610-20 on January 1, 2018, the Company recorded a cumulative effect adjustment to increase retained earnings by $2.5 million to recognize the deferred gain from the sale of 102 developable acres at Park Highlands that closed on May 1, 2017, as control of the sold acres had transferred to the buyers at closing.
As of January 1, 2018 and March 31, 2018, the Company had recorded contract liabilities of $1.7 million and $2.0 million, respectively, related to deferred proceeds received from the buyers of the Park Highlands land sales and another developer for the value of land that was contributed to a master association which is consolidated by the Company, which was included in other liabilities on the accompanying consolidated balance sheets.
Real Estate Equity Securities
The Company’s real estate equity securities are carried at their estimated fair value based on quoted market prices for the security, net of any discounts for restrictions on the sale of the security. Any discount for lack of marketability is estimated using an option pricing model. Transaction costs that are directly attributable to the acquisition of real estate equity securities are capitalized to its cost basis.
Prior to the Company’s adoption of ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU No. 2016-01”) on January 1, 2018, the Company classified its investments in real estate equity securities as available-for-sale and unrealized gains and losses were reported in accumulated other comprehensive income (loss). Upon the sale of a security, the previously recognized unrealized gain (loss) would be reversed out of accumulated other comprehensive income (loss) and the actual realized gain (loss) recognized in earnings.  Effective January 1, 2018, unrealized gains and losses on real estate equity securities are recognized in earnings.  Upon adoption of ASU No. 2016-01 on January 1, 2018, the Company recorded a $25.1 million cumulative effect adjustment to retained earnings related to the unrealized gain on real estate equity securities previously reported in accumulated other comprehensive income prior to January 1, 2018.
Investment in Unconsolidated Joint Ventures
Equity Investment Without Readily Determinable Value
Prior to the adoption of ASU No. 2016-01 on January 1, 2018, the Company accounted for investments in unconsolidated joint venture entities in which the Company did not have the ability to exercise significant influence and had virtually no influence over partnership operating and financial policies using the cost method of accounting.  Under the cost method, income distributions from the partnership were recognized in other income.  Distributions that exceed the Company’s share of earnings were applied to reduce the carrying value of the Company’s investment and any capital contributions increased the carrying value of the Company’s investment.  On a quarterly basis, the Company evaluated its cost method investment in an unconsolidated joint venture for other-than-temporary impairments.  The fair value of a cost method investment was not estimated if there were no identified events or changes in circumstances that indicated a significant adverse effect on the fair value of the investment.
In accordance with ASU No. 2016-01, the Company may elect to measure an equity investment without a readily determinable value that does not qualify for the practical expedient to estimate fair value using the net asset value per share, at its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.  The Company elected to measure its investment in the NIP Joint Venture (defined in Note 12) in accordance with the above guidance, applying it prospectively, and as of January 1, 2018 and March 31, 2018, recorded its investment in the NIP Joint Venture at a cost basis of $3.7 million and $3.3 million, respectively.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2018
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
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three months ended March 31, 2018 and 2017.
Distributions declared per share were $0.01597500 and $0.09246575 during the three months ended March 31, 2018 and 2017, respectively.
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
Recently Issued Accounting Standards Updates
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU No. 2016-02”). The amendments in ASU No. 2016-02 change the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The standard requires lessors to identify lease and non-lease components under their leasing arrangements and allocate the total consideration in the lease agreement to these lease and non-lease components based on their relative standalone selling prices. Non-lease components will be subject to the new revenue recognition standard upon the Company’s adoption of the new leasing standard on January 1, 2019. ASU No. 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of ASU No. 2016-02 as of its issuance is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. In March 2018, the FASB affirmed a proposed amendment to the leases ASU, which would add a transition option to the new leases standard that would allow entities to apply the transition provisions of the new standard at its adoption date instead of the earliest comparative periods presented in its financial statements. The FASB also tentatively approved a practical expedient that would permit lessors to not separate lease and non-lease components if certain conditions are met. The Company is currently evaluating the impact of adopting the new leases standard on its consolidated financial statements and, if adopted by the FASB, applying the transition option and electing the practical expedient of the proposed amendment.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2018
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
As of March 31, 2018, the Company owned six office properties, one office portfolio consisting of four office buildings and 14 acres of undeveloped land, one office/flex/industrial portfolio consisting of 21 buildings and one retail property, encompassing, in the aggregate, approximately 3.7 million rentable square feet. As of March 31, 2018, these properties were 77% occupied. In addition, the Company owned two apartment properties, containing 383 units and encompassing approximately 0.3 million rentable square feet, which were 97% occupied. The Company also owned three investments in undeveloped land with approximately 1,100 developable acres. The following table summarizes the Company’s real estate held for investment as of March 31, 2018 and December 31, 2017, respectively (in thousands):

	March 31, 2018	December 31, 2017
Land	$186,248	$162,061
Buildings and improvements	592,503	388,144
Tenant origination and absorption costs	36,514	24,479
Total real estate, cost	815,265	574,684
Accumulated depreciation and amortization	(46,751)	(41,817)
Total real estate, net	$768,514	$532,867

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2018
(unaudited)

The following table provides summary information regarding the Company’s real estate held for investment as of March 31, 2018 (in thousands):

Property	Date Acquired or Foreclosed on	City	State	Property Type	Land	Building and Improvements	Tenant Origination and Absorption	Total Real Estate, at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net	Ownership %
Richardson Portfolio:
Palisades Central I	11/23/2011	Richardson	TX	Office	1,037	10,934	—	11,971	(2,330)	9,641	90.0%
Palisades Central II	11/23/2011	Richardson	TX	Office	810	18,742	—	19,552	(4,384)	15,168	90.0%
Greenway I	11/23/2011	Richardson	TX	Office	561	2,365	—	2,926	(894)	2,032	90.0%
Greenway III	11/23/2011	Richardson	TX	Office	702	4,109	559	5,370	(1,810)	3,560	90.0%
Undeveloped Land	11/23/2011	Richardson	TX	Undeveloped Land	3,134	—	—	3,134	—	3,134	90.0%
Total Richardson Portfolio					6,244	36,150	559	42,953	(9,418)	33,535
Park Highlands (1)	12/30/2011	North Las Vegas	NV	Undeveloped Land	34,017	—	—	34,017	—	34,017	(1)
Burbank Collection	12/12/2012	Burbank	CA	Retail	4,175	12,536	725	17,436	(2,579)	14,857	90.0%
Park Centre	03/28/2013	Austin	TX	Office	3,251	26,507	—	29,758	(3,901)	25,857	100.0%
Central Building	07/10/2013	Seattle	WA	Office	7,015	27,282	1,241	35,538	(4,952)	30,586	100.0%
1180 Raymond	08/20/2013	Newark	NJ	Apartment	8,292	38,208	—	46,500	(5,630)	40,870	100.0%
Park Highlands II	12/10/2013	North Las Vegas	NV	Undeveloped Land	25,229	—	—	25,229	—	25,229	100.0%
424 Bedford	01/31/2014	Brooklyn	NY	Apartment	8,860	25,752	—	34,612	(3,005)	31,607	90.0%
Richardson Land II	09/04/2014	Richardson	TX	Undeveloped Land	3,418	—	—	3,418	—	3,418	90.0%
Westpark Portfolio	05/10/2016	Redmond	WA	Office/Flex/Industrial	36,085	91,212	6,825	134,122	(9,527)	124,595	100.0%
Crown Pointe	02/14/2017	Dunwoody	GA	Office	22,590	61,280	5,648	89,518	(4,765)	84,753	100.0%
125 John Carpenter	09/15/2017	Irving	TX	Office	2,755	74,286	8,861	85,902	(2,324)	83,578	100.0%
Marquette Plaza	03/01/2018	Minneapolis	MN	Office	10,387	71,384	4,493	86,264	(335)	85,929	100.0%
City Tower	03/06/2018	Orange	CA	Office	13,930	127,906	8,162	149,998	(315)	149,683	100.0%
					$186,248	$592,503	$36,514	$815,265	$(46,751)	$768,514
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
Operating Leases
Certain of the Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of March 31, 2018, the leases, excluding options to extend and apartment leases, which have terms that are generally one year or less, had remaining terms of up to 14.2 years with a weighted-average remaining term of 4.3 years. Some of the leases have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from tenants in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash and assumed in real estate acquisitions related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $4.9 million and $4.3 million as of March 31, 2018 and December 31, 2017, respectively.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2018
(unaudited)

During the three months ended March 31, 2018 and 2017, the Company recognized deferred rent from tenants of $0.7 million and $0.9 million, respectively, net of lease incentive amortization. As of March 31, 2018 and December 31, 2017, the cumulative deferred rent receivable balance, including unamortized lease incentive receivables, was $8.5 million and $7.7 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $1.0 million and $0.9 million of unamortized lease incentives as of March 31, 2018 and December 31, 2017, respectively.
As of March 31, 2018, the future minimum rental income from the Company’s properties, excluding apartment leases, under non-cancelable operating leases was as follows (in thousands):

April 1, 2018 through December 31, 2018	$43,020
2019	55,023
2020	48,408
2021	41,681
2022	33,530
Thereafter	102,493
$324,155
As of March 31, 2018, the Company’s commercial real estate properties were leased to approximately 400 tenants over a diverse range of industries and geographic areas. The Company’s highest tenant industry concentration (greater than 10% of annualized base rent) was as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Public Administration (Government)	9	$6,496	10.6%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of March 31, 2018, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
No other tenant industries accounted for more than 10% of annualized base rent. No material tenant credit issues have been identified at this time.
Geographic Concentration Risk
As of March 31, 2018, the Company’s real estate investments in California, Washington and Texas represented 14.7%, 13.8% and 13.0%, respectively, of the Company’s total assets.  As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the California, Washington and Texas real estate markets.  Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2018
(unaudited)

Recent Acquisitions
Marquette Plaza
On March 1, 2018, the Company, through an indirect wholly owned subsidiary, acquired an office property containing 522,656 rentable square feet located on 2.5 acres of land in Minneapolis, Minnesota (“Marquette Plaza”). The seller is not affiliated with the Company or the Advisor. The purchase price (net of closing credits) of Marquette Plaza was $88.3 million plus $1.1 million of capitalized acquisition costs. The Company recorded this acquisition as an asset acquisition and recorded $10.4 million to land, $71.4 million to building and improvements, $4.5 million to tenant origination and absorption costs, $3.7 million to above-market lease assets and $0.6 million to below-market lease liabilities. The intangible assets and liabilities acquired in connection with this acquisition have weighted-average amortization periods as of the date of acquisition of 6.6 years for tenant origination and absorption costs, 11.7 years for above-market lease assets and 2.4 years for below-market lease liabilities.
City Tower
On March 6, 2018, the Company, through an indirect wholly owned subsidiary, acquired an office building containing 431,007 rentable square feet located on approximately 4.9 acres of land in Orange, California (“City Tower”). The seller is not affiliated with the Company or the Advisor. The purchase price (net of closing credits) of City Tower was $147.1 million plus $1.6 million of capitalized acquisition costs. The Company recorded this acquisition as an asset acquisition and recorded $13.9 million to land, $127.9 million to building and improvements, $8.1 million to tenant origination and absorption costs and $1.2 million to below-market lease liabilities. The intangible assets and liabilities acquired in connection with this acquisition have weighted-average amortization periods as of the date of acquisition of 5.2 years for tenant origination and absorption costs and 6.6 years for below-market lease liabilities.
Recent Real Estate Land Sale
On February 28, 2018, the Company sold approximately 26 developable acres of Park Highlands undeveloped land for an aggregate sales price, net of closing credits, of $2.5 million, excluding closing costs. The purchasers are not affiliated with the Company or the Advisor. The Company recognized a gain on sale of $0.6 million related to the land sale, which is net of deferred profit of $0.3 million related to proceeds received from the purchaser for the value of land that was contributed to a master association which is consolidated by the Company.

4.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES
As of March 31, 2018 and December 31, 2017, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Cost	$36,514	$24,479	$4,015	$301	$(5,320)	$(3,636)
Accumulated Amortization	(7,365)	(6,448)	(214)	(170)	941	793
Net Amount	$29,149	$18,031	$3,801	$131	$(4,379)	$(2,843)

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2018
(unaudited)

Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three months ended March 31, 2018 and 2017 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended March 31,		For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2018	2017	2018	2017	2018	2017
Amortization	$(1,537)	$(2,943)	$(44)	$(89)	$270	$983
Additionally, as of March 31, 2018 and December 31, 2017, the Company had recorded tax abatement intangible assets, net of amortization, which are included in prepaid expenses and other assets in the accompanying balance sheets, of $5.1 million and $5.3 million, respectively.  During the three months ended March 31, 2018 and 2017, the Company recorded amortization expense of $0.2 million and $0.3 million, respectively, related to tax abatement intangible assets.

5.	REAL ESTATE EQUITY SECURITIES
As of March 31, 2018, the Company owned three investments in real estate equity securities. The following table sets forth the number of shares owned by the Company and the related carrying value of the shares as of March 31, 2018 and December 31, 2017 (dollars in thousands):

	March 31, 2018		December 31, 2017
Real Estate Equity Security	Number of Shares Owned	Total Carrying Value	Number of Shares Owned	Total Carrying Value
Whitestone REIT	3,768,189	$39,151	3,603,189	$51,922
Keppel-KBS US REIT	43,999,500	37,566	43,999,500	38,141
Franklin Street Properties Corp.	1,462,274	12,298	—	—
	49,229,963	$89,015	47,602,689	$90,063
During the three months ended March 31, 2018, the Company purchased 165,000 shares of common stock of Whitestone REIT (NYSE Ticker: WSR) for an aggregate purchase price of $1.9 million and 1,462,274 shares of common stock of Franklin Street Properties Corp. (NYSE Ticker: FSP) for an aggregate purchase price of $13.1 million.
On November 8, 2017, the Company acquired 43,999,500 shares of common units of Keppel-KBS US REIT (SGX Ticker: CMOU) in connection with the sale of 11 properties to Keppel-KBS US REIT. The Company agreed not to sell, transfer or assign 21,999,750 units of the Keppel-KBS US REIT issued to the Company at closing of the transaction until May 8, 2018 and the remaining 21,999,750 units until November 8, 2018 (the “Unit Lockout Periods”). As of March 31, 2018 and December 31, 2017, a lack of marketability discount of $1.2 million and $1.7 million, respectively, was recorded as a result of the Unit Lockout Periods.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2018
(unaudited)

The following summarizes the activity related to real estate equity securities for the three months ended March 31, 2018 (in thousands):

	Amortized Cost Basis	Unrealized Gains (Losses) (1)	Total
Real estate equity securities - December 31, 2017	$64,917	$25,146	$90,063
Acquisition of real estate equity securities	14,799	—	14,799
Acquisition fee to affiliate and purchase commission	164	—	164
Unrealized change in market value of real estate equity securities	—	(16,011)	(16,011)
Real estate equity securities - March 31, 2018	$79,880	$9,135	$89,015
_____________________
(1) As of December 31, 2017, unrealized gain (losses) due to the change in market value of real estate equity securities was recorded to accumulated other comprehensive income. Effective January 1, 2018, upon the adoption of ASU No. 2016-01, unrealized gain (losses) on real estate equity securities are recorded in earnings on the accompanying consolidated statement of operations.
During the three months ended March 31, 2018, the Company recognized $1.1 million of dividend income from real estate equity securities.

6.	REAL ESTATE DEBT SECURITIES
As of March 31, 2018, the Company owned an investment in real estate debt securities. The Company’s investment in real estate debt securities is classified as held to maturity, as the Company has the intent and ability to hold its investment until maturity, and it is not more likely than not that the Company would be required to sell its investment before recovery of the Company’s amortized cost basis.  The information for those real estate debt securities as of March 31, 2018 and December 31, 2017 is set forth below (in thousands):

Debt Securities Name	Dates Acquired	Debt Securities Type	Outstanding Principal Balance as of March 31, 2018 (1)	Book Value as of March 31, 2018 (2)	Book Value as of December 31, 2017 (2)	Contractual Interest Rate (3)	Annualized Effective Interest Rate (3)	Maturity Date
Battery Point Series B Preferred Units	10/28/2016 / 03/30/2017 / 05/12/2017	Series B Preferred Units	$17,500	$17,858	$17,751	9.0%	11.1%	10/28/2019
_____________________
(1) Outstanding principal balance as of March 31, 2018 represents principal balance outstanding under the real estate debt securities.
(2) Book value of the real estate debt securities represents outstanding principal balance adjusted for unamortized acquisition discounts, origination fees and direct origination and acquisition costs and additional interest accretion.
(3) Contractual interest rate is the stated interest rate on the face of the real estate securities.  Annualized effective interest rate is calculated as the actual interest income recognized in 2018, using the interest method, annualized (if applicable) and divided by the average amortized cost basis of the investment.  The annualized effective interest rate and contractual interest rate presented are as of March 31, 2018.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2018
(unaudited)

The following summarizes the activity related to real estate debt securities for the three months ended March 31, 2018 (in thousands):

Real estate debt securities - December 31, 2017	$17,751
Deferred interest receivable and interest accretion	96
Accretion of commitment fee, net of closing costs	11
Real estate debt securities - March 31, 2018	$17,858
For the three months ended March 31, 2018 and 2017, interest income from real estate debt securities consisted of the following (in thousands):

	For the Three Months Ended March 31,
	2018	2017
Contractual interest income	$394	$91
Interest accretion	96	44
Accretion of commitment fee, net of closing costs and acquisition fee	11	25
Interest income from real estate debt securities	$501	$160

7.	REAL ESTATE SALES
During the three months ended March 31, 2018, the Company did not dispose of any real estate properties. During the year ended December 31, 2017, the Company disposed of 12 office properties. The operations of these properties and gain on sales are included in continuing operations on the accompanying statements of operations. The following table summarizes certain revenue and expenses related to these properties for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Revenues
Rental income	$—	$17,484
Tenant reimbursements and other operating income	—	4,855
Total revenues	$—	$22,339
Expenses
Operating, maintenance, and management	$—	$6,142
Real estate taxes and insurance	—	3,003
Asset management fees to affiliate	—	1,356
Depreciation and amortization	—	8,035
Interest expense	—	3,124
Total expenses	$—	$21,660

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2018
(unaudited)

8.	NOTES AND BONDS PAYABLE
As of March 31, 2018 and December 31, 2017, the Company’s notes and bonds payable, including notes payable related to real estate held for sale, consisted of the following (dollars in thousands):

	Book Value as of March 31, 2018	Book Value as of December 31, 2017	Contractual Interest Rate as of March 31, 2018 (1)	Effective Interest Rate at March 31, 2018 (1)	Payment Type	Maturity Date (2)
Richardson Portfolio Mortgage Loan	$36,735	$36,886	One-Month LIBOR + 2.10%	3.77%	Principal & Interest	05/01/2018 (3)
Portfolio Mortgage Loan (4)	9,509	9,877	One-Month LIBOR + 2.25%	3.91%	Principal & Interest	07/01/2018
Burbank Collection Mortgage Loan	10,898	10,958	One-Month LIBOR + 2.35%	4.04%	Principal & Interest	09/30/2018
1180 Raymond Bond Payable	6,415	6,460	6.50%	6.50%	Principal & Interest	09/01/2036
Central Building Mortgage Loan	27,600	27,600	One-Month LIBOR + 1.75%	3.41%	Interest Only	11/13/2018
424 Bedford Mortgage Loan	24,138	24,282	3.91%	3.91%	Principal & Interest	10/01/2022
1180 Raymond Mortgage Loan	30,911	31,000	One-Month LIBOR + 2.25%	3.91%	Principal & Interest	12/01/2018
KBS SOR (BVI) Holdings, Ltd. Series A Debentures (5)	277,795	278,801	4.25%	4.25%	(5)	03/01/2023
Westpark Portfolio Mortgage Loan	85,200	85,200	One-Month LIBOR + 2.50%	4.16%	Interest Only (6)	07/01/2020
Crown Pointe Mortgage Loan	50,500	50,500	One-Month LIBOR + 2.60%	4.26%	Interest Only	02/13/2020
125 John Carpenter Mortgage Loan	50,130	50,130	(7)	3.42%	Interest Only	10/01/2022
City Tower Mortgage Loan	89,000	—	One-Month LIBOR + 1.55%	3.24%	Interest Only	03/05/2021
Total Notes and Bonds Payable principal outstanding	698,831	611,694
Net Premium/(Discount) on Notes and Bonds Payable (8)	151	137
Deferred financing costs, net	(9,228)	(8,788)
Total Notes and Bonds Payable, net	$689,754	$603,043
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of March 31, 2018. Effective interest rate is calculated as the actual interest rate in effect as of March 31, 2018 (consisting of the contractual interest rate and contractual floor rates), using interest rate indices at March 31, 2018, where applicable.
(2) Represents the initial maturity date or the maturity date as extended as of March 31, 2018; subject to certain conditions, the maturity dates of certain loans may be extended beyond the date shown.
(3) Subsequent to March 31, 2018, the maturity date of the Richardson Portfolio Mortgage Loan was extended to November 1, 2018.
(4) The Portfolio Mortgage Loan is secured by Park Centre.
(5) See “ – Israeli Bond Financing” below.
(6) Represents the payment type required under the loan as of March 31, 2018. Certain future monthly payments due under this loan also include amortizing principal payments. For more information of the Company’s contractual obligations under its notes and bonds payable, see five-year maturity table below.
(7) The 125 John Carpenter Mortgage Loan bears interest at a floating rate of the greater of (a) 2.0% or (b) 175 basis points over one-month LIBOR.
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
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2018
(unaudited)

During the three months ended March 31, 2018 and 2017, the Company incurred $6.6 million and $9.4 million, respectively, of interest expense. Included in interest expense for the three months ended March 31, 2018 and 2017 was $0.8 million and $1.3 million, respectively, of amortization of deferred financing costs. Additionally, during each of the three months ended March 31, 2018 and 2017, the Company capitalized $0.6 million of interest related to its investments in undeveloped land.
As of March 31, 2018 and December 31, 2017, the Company’s interest payable was $2.4 million and $5.1 million, respectively.
The following is a schedule of maturities, including principal amortization payments, for all notes and bonds payable outstanding as of March 31, 2018 (in thousands):

April 1, 2018 through December 31, 2018	$116,680
2019	57,448
2020	190,572
2021	145,438
2022	127,724
Thereafter	60,969
$698,831
The Company’s notes payable contain financial debt covenants. As of March 31, 2018, the Company was in compliance with all of these debt covenants.
Israeli Bond Financing
On March 2, 2016, KBS Strategic Opportunity BVI, a wholly owned subsidiary of the Company, filed a final prospectus with the Israel Securities Authority for a proposed offering of up to 1,000,000,000 Israeli new Shekels of Series A debentures (the “Debentures”) at an annual interest rate not to exceed 4.25%. On March 1, 2016, KBS Strategic Opportunity BVI commenced the institutional tender of the Debentures and accepted application for 842.5 million Israeli new Shekels. On March 7, 2016, KBS Strategic Opportunity BVI commenced the public tender of the Debentures and accepted 127.7 million Israeli new Shekels.  In the aggregate, KBS Strategic Opportunity BVI accepted 970.2 million Israeli new Shekels (approximately $249.2 million as of March 8, 2016) in both the institutional and public tenders at an annual interest rate of 4.25%.  KBS Strategic Opportunity BVI issued the Debentures on March 8, 2016. The terms of the Debentures require principal installment payments equal to 20% of the face value of the Debentures on March 1st of each year from 2019 to 2023. As of March 31, 2018, the Company has one foreign currency option for an aggregate notional amount of $285.4 million to hedge its exposure to foreign currency exchange rate movements. See note 9, “Derivative Instruments” for a further discussion on the Company’s foreign currency option.
The deed of trust that governs the terms of the Debentures contains various financial covenants. As of March 31, 2018, the Company was in compliance with all of these financial debt covenants.
Recent Financing Transaction
City Tower Mortgage Loan
On March 6, 2018, in connection with the Company’s acquisition of City Tower, the Company, through an indirect wholly owned subsidiary (the “Owner”) entered into a term loan facility with Compass Bank, an unaffiliated lender, for borrowings up to $103.4 million, secured by City Tower (the “City Tower Mortgage Loan”). At closing, $89.0 million of the loan was funded and the remaining $14.4 million was available for future disbursements to be used for leasing commissions and capital expenditures, subject to certain terms and conditions contained in the loan documents.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2018
(unaudited)

The City Tower Mortgage Loan matures on March 5, 2021, with two one-year extension options, subject to certain terms and conditions contained in the loan documents, and bears interest at a floating rate of 155 basis points over one-month LIBOR. On April 2, 2018, the Owner entered into an interest rate cap that effectively limits one-month LIBOR on 75% of the loan amount, a notional amount of $77.5 million, at 3.50% effective April 2, 2018 through March 5, 2021. Monthly payments are interest only with the principal balance, all accrued and unpaid interest and all other sums due under the loan documents due at maturity. The Owner has the right to prepay all or a portion of the City Tower Mortgage Loan, subject to certain fees and conditions contained in the loan documents.
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
The Company enters into foreign currency options and foreign currency collars to mitigate its exposure to foreign currency exchange rate movements on its bonds payable outstanding denominated in Israeli new Shekels. A foreign currency collar consists of a purchased call option to buy and a sold put option to sell Israeli new Shekels. A foreign currency collar guarantees that the exchange rate of the currency will not fluctuate beyond the range of the options’ strike prices. A foreign currency option consists of a call option to buy Israeli new Shekels.
As of March 31, 2018, the Company had entered into a foreign currency option, a USD put/ILS call option, to hedge against a change in the exchange rate of the Israeli new Shekel versus the U.S. Dollar as it has the right, but not the obligation, to purchase up to 970.2 million Israeli Shekels at the rate of ILS 3.4 per USD. The cost of the foreign currency option was $3.4 million. The following table summarizes the notional amount and other information related to the Company’s foreign currency option as of March 31, 2018. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (currency in thousands):

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
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2018
(unaudited)

As of March 31, 2018, the Company had entered into an interest rate cap, which was not designated as a hedging instrument. The following table summarizes the notional amount and other information related to the Company’s derivative instrument as of March 31, 2018. The notional amount is an indication of the extent of the Company’s involvement in the instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

Derivative Instrument	Effective Date	Maturity Date	Notional Value	Reference Rate
Interest rate cap	02/21/2017	02/13/2020	$46,875	One-month LIBOR at 3.00%
The following table sets forth the fair value of the Company’s derivative instruments as well as their classification on the consolidated balance sheets as of March 31, 2018 and December 31, 2017 (dollars in thousands):

		March 31, 2018		December 31, 2017
Derivative Instruments	Balance Sheet Location	Number of Instruments	Fair Value	Number of Instruments	Fair Value
Derivative instruments not designated as hedging instruments
Interest rate cap	Prepaid expenses and other assets	1	$45	1	$14
Foreign currency option	Prepaid expenses and other assets	1	$2,226	1	$4,243
The change in fair value of foreign currency options and collars that are not designated as cash flow hedges are recorded as foreign currency transaction gains or losses in the accompanying consolidated statements of operations. During the three months ended March 31, 2018, the Company recognized a $2.0 million loss related to the foreign currency option, which is shown net against $1.0 million of foreign currency transaction gain in the accompanying consolidated statements of operations as foreign currency transaction loss, net. During the three months ended March 31, 2017, the Company recognized an $11.1 million gain related to the foreign currency collars, which is shown net against $15.8 million of foreign currency transaction loss in the accompanying consolidated statements of operations as foreign currency transaction loss, net. During the three months ended March 31, 2018, the Company recorded an unrealized gain of $31,000 on interest rate caps, which was included as an offset to interest expense on the accompanying consolidated statements of operations. During the three months ended March 31, 2017, the Company recorded an unrealized loss of $57,000 on interest rate caps, which was included in interest expense on the accompanying consolidated statements of operations.

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
March 31, 2018
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
Cash and cash equivalents, restricted cash, rent and other receivables and accounts payable and accrued liabilities: These balances approximate their fair values due to the short maturities of these items.
Real estate equity securities: The Company’s Whitestone REIT and Franklin Street Properties Corp. real estate equity securities are presented at fair value on the accompanying consolidated balance sheet. The fair values of Whitestone REIT and Franklin Street Properties Corp. real estate equity securities were based on quoted prices in an active market on a major stock exchange. The Company classifies these inputs as Level 1 inputs. As of March 31, 2018, the Company owned 43,999,500 shares of common units of Keppel-KBS US REIT. The fair value measurement of these shares is based on a quoted price in an active market, adjusted for the lack of marketability during the Unit Lockout Periods. The Company utilized inputs, all of which were deemed to be significant, including the quoted stock price, risk-free rate and expected volatility, in determining the value of the shares and the Company notes that the most significant input in its valuation model is the quoted price in an active market. However, as the valuation of the stock is adjusted for the lack of marketability using market-corroborated inputs, the Company categorizes the measurement of such securities as Level 2 inputs.
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
Notes and bonds payable: The fair values of the Company’s notes and bonds payable are estimated using a discounted cash flow analysis based on management’s estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio, type of collateral and other credit enhancements. Additionally, when determining the fair value of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available, the Company measures fair value using (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as assets or (ii) another valuation technique that is consistent with the principles of fair value measurement, such as the income approach or the market approach. The Company classifies these inputs as Level 3 inputs. The Company’s bonds issued in Israel are publicly traded on the Tel-Aviv Stock Exchange. The Company used the quoted price as of March 31, 2018 for the fair value of its bonds issued in Israel. The Company classifies this input as a Level 1 input.
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
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2018
(unaudited)

The following were the face values, carrying amounts and fair values of the Company’s financial instruments as of March 31, 2018 and December 31, 2017, which carrying amounts do not approximate the fair values (in thousands):

	March 31, 2018			December 31, 2017
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial asset:
Real estate debt securities	$17,500	$17,858	$17,446	$17,500	$17,751	$17,386
Financial liabilities:
Notes and bond payable	$421,036	$417,968	$423,892	$332,893	$330,727	$335,212
KBS SOR (BVI) Holdings, Ltd. Series A Debentures	$277,795	$271,786	$285,184	$278,801	$272,316	$296,069
Disclosure of the fair value of financial instruments is based on pertinent information available to the Company as of the period end and requires a significant amount of judgment. This has made the estimation of fair values difficult and, therefore, both the actual results and the Company’s estimate of value at a future date could be materially different.
As of March 31, 2018, the Company measured the following assets at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Real estate equity securities	$89,015	$51,449	$37,566	$—
Asset derivative - interest rate cap	$45	$—	$45	$—
Asset derivative - foreign currency option	$2,226	$—	$2,226	$—

11.	RELATED PARTY TRANSACTIONS
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
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2018
(unaudited)

On January 6, 2014, the Company, together with KBS REIT I, KBS REIT II, KBS REIT III, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT II, the Dealer Manager, the Advisor and other KBS-affiliated entities, entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of coverage are shared. The cost of these lower tiers is allocated by the Advisor and its insurance broker among each of the various entities covered by the plan, and is billed directly to each entity. The allocation of these shared coverage costs is proportionate to the pricing by the insurance marketplace for the first tiers of directors and officers liability coverage purchased individually by each REIT. The Advisor’s and the Dealer Manager’s portion of the shared lower tiers’ cost is proportionate to the respective entities’ prior cost for the errors and omissions insurance. In June 2015, KBS Growth & Income REIT was added to the insurance program at terms similar to those described above. In June 2017, the Company renewed its participation in the program, and the program is effective through June 30, 2018. As KBS REIT I was implementing its plan of liquidation, at renewal in June 2017, KBS REIT I elected to cease participation in the program and obtain separate insurance coverage.
During the three months ended March 31, 2018 and 2017, no other business transactions occurred between the Company and these other KBS-sponsored programs.
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three months ended March 31, 2018 and 2017, respectively, and any related amounts payable as of March 31, 2018 and December 31, 2017 (in thousands):

	Incurred		Payable as of
	Three Months Ended March 31,		March 31, 2018	December 31, 2017
	2018	2017
Expensed
Asset management fees	1,825	2,748	$—	$—
Reimbursable operating expenses (1)	83	69	47	26
Capitalized
Acquisition fees on real estate	2,360	836	—	—
Acquisition fees on real estate equity securities	148	—	—	—
	$4,416	$3,653	$47	$26
_____________________
(1) The Advisor may seek reimbursement for certain employee costs under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $83,000 and $55,000 for the three months ended March 31, 2018 and 2017, respectively, and were the only employee costs reimbursed under the Advisory Agreement during these periods. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company’s direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company.
During the three months ended March 31, 2017, the Company recorded $0.3 million due from the Advisor related to a property insurance rebate and legal fees incurred in connection with certain strategic transactions for which the Advisor had agreed to reimburse the Company.
On November 8, 2017, the Company sold 11 properties to Keppel-KBS US REIT. Keppel-KBS US REIT is externally managed by a joint venture (the “Manager”) between (i) an entity in which Keith D. Hall, the Company’s Chief Executive Officer and a director, and Peter McMillan III, the Company’s President and Chairman of the board of directors, have an indirect ownership interest and (ii) Keppel Capital Holding Pte. Ltd., which is not affiliated with the Company. Keppel-KBS US REIT is expected to pay certain purchase and sale commissions and asset management fees to the Manager in exchange for the provision of certain management services.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2018
(unaudited)

12.	INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
As of March 31, 2018 and December 31, 2017, the Company’s investments in unconsolidated joint ventures were composed of the following (dollars in thousands):

				Investment Balance at
Joint Venture	Number of Properties	Location	Ownership %	March 31, 2018	December 31, 2017
NIP Joint Venture	4	Various	Less than 5.0%	$3,288	$3,674
110 William Joint Venture	1	New York, New York	60.0%	5,580	7,160
353 Sacramento Joint Venture	1	San Francisco, California	55.0%	43,945	44,743
				$52,813	$55,577
Investment in National Industrial Portfolio Joint Venture
On May 18, 2012, the Company, through an indirect wholly owned subsidiary, entered into a joint venture (the “NIP Joint Venture”) with OCM NIP JV Holdings, L.P. and HC KBS NIP JV, LLC (“HC-KBS”). The NIP Joint Venture has invested in a portfolio of industrial properties. The Company made an initial capital contribution of $8.0 million which represents less than a 5.0% ownership interest in the NIP Joint Venture as of March 31, 2018. Prior to the Company’s adoption of ASU No. 2016-01 on January 1, 2018, the Company accounted for its investment in the NIP Joint Venture using the cost method of accounting.  Effective January 1, 2018, the Company elected to measure its investment in the NIP Joint Venture, which is an equity investment without a readily determinable value, at its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer.
Prior to January 17, 2018, KBS REIT I, an affiliate of the Advisor, was a member of HC-KBS and had a participation interest in certain future potential profits generated by the NIP Joint Venture.  However, KBS REIT I did not have any equity interest in the NIP Joint Venture. On January 17, 2018, KBS REIT I assigned its participation interest in the NIP Joint Venture to one of the other joint venture partners in the NIP Joint Venture. None of the other joint venture partners are affiliated with the Company or the Advisor.
As of March 31, 2018 and December 31, 2017, the book value of the Company’s investment in the NIP Joint Venture was $3.3 million and $3.7 million, respectively. During the three months ended March 31, 2018, the Company received a distribution of $0.4 million related to its investment in the NIP Joint Venture. The Company recognized $0.1 million of income distributions and $0.3 million of return of capital from the NIP Joint Venture. During the three months ended March 31, 2017, the Company received a distribution of $2.9 million related to its investment in the NIP Joint Venture. The Company recognized $1.9 million of income distributions and $1.0 million of return of capital from the NIP Joint Venture.
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
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2018
(unaudited)

As of March 31, 2018 and December 31, 2017, the book value of the Company’s investment in the 110 William Joint Venture was $5.6 million and $7.2 million, respectively, which includes $1.5 million of unamortized acquisition fees and expenses incurred directly by the Company. During the three months ended March 31, 2017, the 110 William Joint Venture made a $58.2 million return of capital distribution to the Company and a $38.8 million return of capital distribution to the 110 William JV Partner funded with proceeds from the 110 William refinancing.
Summarized financial information for the 110 William Joint Venture follows (in thousands):

	March 31, 2018	December 31, 2017
Assets:
Real estate assets, net of accumulated depreciation and amortization	$244,180	$248,269
Other assets	33,986	32,331
Total assets	$278,166	$280,600
Liabilities and equity:
Notes payable, net	$262,393	$260,108
Other liabilities	8,912	11,016
Partners’ capital	6,861	9,476
Total liabilities and equity	$278,166	$280,600

	Three Months Ended March 31,
	2018	2017
Revenues	$9,809	$8,392
Expenses:
Operating, maintenance, and management	2,466	2,396
Real estate taxes and insurance	1,635	1,617
Depreciation and amortization	4,219	3,232
Interest expense	4,117	1,400
Total expenses	12,437	8,645
Other income	13	14
Net loss	$(2,615)	$(239)
Company’s equity in loss of unconsolidated joint venture	$(1,580)	$(154)
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
As of March 31, 2018 and December 31, 2017, the book value of the Company’s investment in the 353 Sacramento Joint Venture was $43.9 million and $44.7 million, respectively.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2018
(unaudited)

Summarized financial information for the 353 Sacramento Joint Venture follows (in thousands):

	March 31, 2018	December 31, 2017
Assets:
Real estate assets, net of accumulated depreciation and amortization	$169,761	$171,066
Other assets	5,916	6,472
Total assets	$175,677	$177,538
Liabilities and equity:
Notes payable, net	$91,204	$89,423
Other liabilities	4,940	7,313
Partners’ capital	79,533	80,802
Total liabilities and equity	$175,677	$177,538

For the Three Months Ended March 31, 2018
Revenues	$2,669
Expenses:
Operating, maintenance, and management	878
Real estate taxes and insurance	612
Depreciation and amortization	1,450
Interest expense	1,239
Total expenses	4,179
Net loss	$(1,510)
Company’s equity in loss of unconsolidated joint venture	$(798)

13.	SUPPLEMENTAL CASH FLOW AND SIGNIFICANT NONCASH TRANSACTION DISCLOSURES
Supplemental cash flow and significant noncash transaction disclosures were as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Supplemental Disclosure of Cash Flow Information:
Interest paid, net of capitalized interest of $650 and $564 for the three months ended March 31, 2018 and 2017, respectively	$8,460	$10,390
Supplemental Disclosure of Significant Noncash Transactions:
Application of escrow deposits to acquisition of real estate	—	2,000
Increase in accrued improvements to real estate	2,302	7,858
Increase in redeemable common stock payable	—	677
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	479	2,924
Distributions paid to common stockholders through common stock issuances pursuant to the December 2017 special dividend	150,299	—

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2018
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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Although there can be no assurance, the Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations as of March 31, 2018. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities.
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
Participation Fee Liability
Pursuant to the Advisory Agreement currently in effect with the Advisor, the Advisor is due a subordinated participation in the Company’s net cash flows (the “Incentive Fee”) if, after the stockholders have received, together as a collective group, aggregate distributions (including distributions that may constitute a return of capital for federal income tax purposes) sufficient to provide (i) a return of their net invested capital, or the amount calculated by multiplying the total number of shares purchased by stockholders by the issue price, reduced by any amounts to repurchase shares pursuant to the share redemption program, and (ii) a 7.0% per year cumulative, noncompounded return on such net invested capital, the Advisor is entitled to receive 15.0% of the Company’s net cash flows, whether from continuing operations, net sale proceeds or otherwise. Net sales proceeds means the net cash proceeds realized by the Company after deduction of all expenses incurred in connection with a sale, including disposition fees paid to the Advisor. The 7.0% per year cumulative, noncompounded return on net invested capital is calculated on a daily basis. In making this calculation, the net invested capital is reduced to the extent distributions in excess of a cumulative, noncompounded, annual return of 7.0% are paid (from whatever source), except to the extent such distributions would be required to supplement prior distributions paid in order to achieve a cumulative, noncompounded, annual return of 7.0% (invested capital is only reduced as described in this sentence; it is not reduced simply because a distribution constitutes a return of capital for federal income tax purposes). The 7.0% per year cumulative, noncompounded return is not based on the return provided to any individual stockholder. Accordingly, it is not necessary for each of the stockholders to have received any minimum return in order for the Advisor to participate in the Company’s net cash flows. In fact, if the Advisor is entitled to participate in the Company’s net cash flows, the returns of the stockholders will differ, and some may be less than a 7.0% per year cumulative, noncompounded return. This fee is payable only if we are not listed on an exchange.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2018
(unaudited)

On April 4, 2018, the Company’s stockholders approved the acceleration of the payment of such incentive compensation, subject to certain conditions. Such accelerated payment would require approval by a special committee of the Company’s board of directors in connection with the anticipated conversion of the Company into a net asset value REIT. The Advisor estimated the fair value of this liability to be as much as $34 million as of March 31, 2018, based on a hypothetical liquidation of the assets and liabilities at their estimated fair values, after considering the impact of any potential closing costs and fees related to the disposition of real estate properties. The fair value of the Incentive Fee liability as of March 31, 2018 is based on the estimated fair values of the Company’s assets and liabilities as of that date and changes to the fair values of assets and liabilities could have a material impact to the Incentive Fee calculation. The Incentive Fee is not currently payable to the Advisor, as it remains subject to further approval by the special committee and the Company’s conversion to a perpetual-life NAV REIT, and there is no guarantee that it will ever be payable.

15.	SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Probable Real Estate Acquisition
Eight & Nine Corporate Centre
On April 11, 2018, the Company, through an indirect wholly owned subsidiary, entered into a purchase and sale agreement to purchase an office property consisting of two buildings containing an aggregate of 311,864 rentable square feet located on an aggregate of 27.6 acres of land in Franklin, Tennessee (“Eight & Nine Corporate Centre”). The seller is not affiliated with the Company or the Advisor. The contractual purchase price of Eight & Nine Corporate Centre is $73.0 million plus closing costs. Pursuant to the purchase and sale agreement, the Company would be obligated to purchase the property only after satisfactory completion of agreed upon closing conditions.  There can be no assurance that the Company will complete the acquisition. In some circumstances, if the Company fails to complete the acquisition, it may forfeit up to $7.0 million of earnest money.
Eight & Nine Corporate Centre was built in 2007 and as of May 1, 2018 was approximately 82% leased to 15 tenants.
Self-Tender Offer
On April 23, 2018, the Company commenced the Self-Tender for up to 8,234,217 shares at a price of $10.93 per share, or approximately $90 million of shares. Unless extended or withdrawn, the Self-Tender will expire at midnight Eastern Time on or about Friday, May 18, 2018.
The Company is conducting the Self-Tender in order to make liquidity available to stockholders in excess of that permitted under its share redemption program (the “SRP”), which recently has been limited to $3 million per quarter for ordinary redemptions. In connection with its approval of the Self-Tender, the Company’s board of directors approved the reopening of the SRP for the June 2018 redemption period. Because of the Self-Tender, the SRP has been suspended since the March 2018 redemption period and will not reopen until the June 2018 redemption period, meaning no redemptions have been or will be made in March, April or May 2018 (including those requested following a stockholder’s death, qualifying disability or determination of incompetence). The Company has cancelled all outstanding redemption requests under the SRP and is not accepting any redemption requests under the SRP during the term of the Self-Tender.
The Self-Tender price of $10.93 per share is 95% of the Company’s most recent estimated value per share and will be paid in cash, less any applicable withholding taxes and without interest, as further described in the offer to purchase and letter of transmittal filed with the SEC. The full details of the Self-Tender, including complete instructions on how to tender shares, is included in the offer to purchase, the letter of transmittal and other related materials, which the Company has made available to stockholders and filed with the SEC upon commencement of the Self-Tender.
If stockholders would like to submit a redemption request under the SRP, they may do so after the Self-Tender expires. Because the SRP has been suspended through May 31, 2018, redemptions under the SRP are expected to resume on the last business day of June.

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

•
We have focused, and may continue to focus, our investments in non-performing real estate and real estate-related loans, real estate-related loans secured by non-stabilized assets and real estate-related securities, which involve more risk than investments in performing real estate and real estate-related assets

All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission (the “SEC”).

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
On January 8, 2009, we filed a registration statement on Form S-11 with the SEC to offer a minimum of 250,000 shares and a maximum of 140,000,000 shares of common stock for sale to the public, of which 100,000,000 shares were registered in our primary offering and 40,000,000 shares were registered under our dividend reinvestment plan. We ceased offering shares of common stock in our primary offering on November 14, 2012. We sold 56,584,976 shares of common stock in the primary offering for gross offering proceeds of $561.7 million. We continue to offer shares of common stock under the dividend reinvestment plan. As of March 31, 2018, we had sold 6,662,042 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $74.5 million. Also as of March 31, 2018, we had redeemed 11,867,335 of the shares sold in our offering for $156.4 million. As of March 31, 2018, we had issued 13,069,487 shares of common stock in connection with the December 2017 special dividend. Additionally, on December 29, 2011 and October 23, 2012, we issued 220,994 shares and 55,249 shares of common stock, respectively, for $2.0 million and $0.5 million, respectively, in private transactions exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.
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
As of March 31, 2018, we consolidated six office properties, one office portfolio consisting of four office buildings and 14 acres of undeveloped land, one office/flex/industrial portfolio consisting of 21 buildings, one retail property, two apartment properties, three investments in undeveloped land with approximately 1,100 developable acres, and owned three investments in unconsolidated joint ventures, an investment in real estate debt securities and three investments in real estate equity securities.
Market Outlook – Real Estate and Real Estate Finance Markets
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
We sold 56,584,976 shares of common stock in the primary portion of our initial public offering for gross offering proceeds of $561.7 million. We ceased offering shares in the primary portion of our initial public offering on November 14, 2012. We continue to offer shares of common stock under the dividend reinvestment plan. As of March 31, 2018, we had sold 6,662,042 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $74.5 million. To date, we have invested all of the net proceeds from our initial public offering in real estate and real estate-related investments. We intend to use our cash on hand, proceeds from asset sales, proceeds from debt financing, cash flow generated by our real estate operations and real estate-related investments and proceeds from our dividend reinvestment plan as our primary sources of immediate and long-term liquidity.
Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures and corporate general and administrative expenses.  Cash flow from operations from our real estate investments is primarily dependent upon the occupancy levels of our properties, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures.  As of March 31, 2018, our office and retail properties were collectively 77% occupied and our apartment properties were collectively 97% occupied.
Investments in real estate debt securities generate cash flow in the form of interest income, which are reduced by loan service fees, asset management fees and corporate general and administrative expenses. Investments in real estate equity securities generate cash flow in the form of dividend income, which is reduced by asset management fees. As of March 31, 2018, we had an investment in real estate debt securities outstanding with a total book value of $17.9 million and three investments in real estate equity securities outstanding with a total carrying value of $89.0 million.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee of our board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expense reimbursements for the four fiscal quarters ended March 31, 2018 did not exceed the charter-imposed limitation.
For the three months ended March 31, 2018, our cash needs for capital expenditures, redemptions of common stock and debt servicing were met with proceeds from debt financing, proceeds from our dividend reinvestment plan and cash on hand. Operating cash needs during the same period were met through cash flow generated by our real estate and real estate-related investments and cash on hand. As of March 31, 2018, we had outstanding debt obligations in the aggregate principal amount of $698.8 million, with a weighted-average remaining term of 3.5 years. As of March 31, 2018, we had a total of $172.7 million of debt obligations scheduled to mature within 12 months of that date. We plan to exercise our extension options available under our loan agreements or pay down or refinance the related notes payable prior to their maturity dates.
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

Cash Flows from Operating Activities
As of March 31, 2018, we consolidated six office properties, one office portfolio consisting of four office buildings and 14 acres of undeveloped land, one office/flex/industrial portfolio consisting of 21 buildings, one retail property, two apartment properties, three investments in undeveloped land with approximately 1,100 developable acres, and owned three investments in unconsolidated joint ventures, an investment in real estate debt securities and three investments in real estate equity securities. During the three months ended March 31, 2018, net cash used in operating activities was $5.0 million. We expect that our cash flows from operating activities will increase in future periods as a result of owning assets acquired during 2018 for an entire period, leasing additional space that is currently unoccupied and anticipated future acquisitions of real estate and real estate-related investments. However, our cash flows from operating activities may decrease to the extent that we dispose of additional assets.
Cash Flows from Investing Activities
Net cash used in investing activities was $255.9 million for the three months ended March 31, 2018 and primarily consisted of the following:

•	Acquisition of two office properties for $238.2 million;

•	Investment in real estate securities of $15.0 million;

•	Improvements to real estate of $5.0 million;

•	Proceeds from the sale of 26 acres of undeveloped land of $2.5 million;

•	Funding of development obligations of $0.6 million; and

•	Proceeds from the NIP Joint Venture distribution of $0.4 million.
Cash Flows from Financing Activities
Net cash provided by financing activities was $43.9 million for the three months ended March 31, 2018 and consisted primarily of the following:

•
$86.9 million of net cash provided by debt and other financings as a result of proceeds from notes payable of $89.0 million, partially offset by principal payments on notes and bonds payable of $0.9 million and payments of deferred financing costs of $1.2 million;

•	$38.2 million of net cash distributions to stockholders, after giving effect to distributions reinvested by stockholders of $0.5 million;

•	$4.6 million of cash used for redemptions of common stock; and

•	$0.2 million of payments made in connection with a potential offering.
In order to execute our investment strategy, we utilize secured debt and we may, to the extent available, utilize unsecured debt, to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinancing and interest risks, are properly balanced with the benefit of using leverage. There is no limitation on the amount we may borrow for any single investment. Our charter limits our total liabilities such that our total liabilities may not exceed 75% of the cost of our tangible assets; however, we may exceed that limit if a majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our common stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of March 31, 2018, our borrowings and other liabilities were approximately 63% of the cost (before depreciation and other noncash reserves) and book value (before depreciation) of our tangible assets.
In March 2016, we, through a wholly-owned subsidiary, issued 970.2 million Israeli new Shekels (approximately $249.2 million as of March 8, 2016) in 4.25% bonds to investors in Israel pursuant to a public offering registered in Israel. The bonds have a seven year term, with principal payable in five equal annual installments from 2019 to 2023. We have used a portion of the proceeds from the issuance of these bonds to make additional investments.

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
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of March 31, 2018 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2018	2019-2020	2021-2022	Thereafter
Outstanding debt obligations (1)	$698,831	$116,680	$248,020	$273,162	$60,969
Interest payments on outstanding debt obligations (2)	72,788	19,405	36,689	13,538	3,156
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts, maturity dates, foreign currency rates and interest rates in effect at March 31, 2018. We incurred interest expense of $6.4 million, excluding amortization of deferred financing costs of $0.8 million and including interest capitalized of $0.6 million, for the three months ended March 31, 2018.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Participation Fee Liability
Pursuant to the advisory agreement currently in effect with our advisor, our advisor is due a subordinated participation in our net cash flows (the “Incentive Fee”) if, after the stockholders have received, together as a collective group, aggregate distributions (including distributions that may constitute a return of capital for federal income tax purposes) sufficient to provide (i) a return of their net invested capital, or the amount calculated by multiplying the total number of shares purchased by stockholders by the issue price, reduced by any amounts to repurchase shares pursuant to the share redemption program, and (ii) a 7.0% per year cumulative, noncompounded return on such net invested capital, our advisor is entitled to receive 15.0% of our net cash flows, whether from continuing operations, net sale proceeds or otherwise. Net sales proceeds means the net cash proceeds we realized after deduction of all expenses incurred in connection with a sale, including disposition fees paid to our advisor. The 7.0% per year cumulative, noncompounded return on net invested capital is calculated on a daily basis. In making this calculation, the net invested capital is reduced to the extent distributions in excess of a cumulative, noncompounded, annual return of 7.0% are paid (from whatever source), except to the extent such distributions would be required to supplement prior distributions paid in order to achieve a cumulative, noncompounded, annual return of 7.0% (invested capital is only reduced as described in this sentence; it is not reduced simply because a distribution constitutes a return of capital for federal income tax purposes). The 7.0% per year cumulative, noncompounded return is not based on the return provided to any individual stockholder. Accordingly, it is not necessary for each of the stockholders to have received any minimum return in order for our advisor to participate in our net cash flows. In fact, if our advisor is entitled to participate in our net cash flows, the returns of the stockholders will differ, and some may be less than a 7.0% per year cumulative, noncompounded return. This fee is payable only if we are not listed on an exchange.
On April 4, 2018, our stockholders approved the acceleration of the payment of such incentive compensation, subject to certain conditions. Such accelerated payment would require approval by a special committee of our board of directors in connection with our anticipated conversion into a net asset value REIT. Our advisor estimated the fair value of this liability to be as much as $34 million as of March 31, 2018, based on a hypothetical liquidation of the assets and liabilities at their estimated fair values, after considering the impact of any potential closing costs and fees related to the disposition of real estate properties. The fair value of the Incentive Fee liability as of March 31, 2018 is based on the estimated fair values of our assets and liabilities as of that date and changes to the fair values of assets and liabilities could have a material impact to the Incentive Fee calculation. The Incentive Fee is not currently payable to our advisor, as it remains subject to further approval by the special committee and our conversion to a perpetual-life NAV REIT, and there is no guarantee that it will ever be payable.
Results of Operations
Overview
As of March 31, 2017, we owned 12 office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 25 acres of undeveloped land, one office portfolio consisting of three office properties, one office/flex/industrial portfolio consisting of 21 buildings, one retail property, two apartment properties, two investments in undeveloped land encompassing an aggregate of 1,670 acres, two investments in unconsolidated joint ventures and an investment in real estate debt securities. As of March 31, 2018, we owned six office properties, one office portfolio consisting of four office buildings and 14 acres of undeveloped land, one office/flex/industrial portfolio consisting of 21 buildings, one retail property, two apartment properties, three investments in undeveloped land with approximately 1,100 developable acres, three investments in unconsolidated joint ventures, an investment in real estate debt securities and three investments in real estate equity securities. Our results of operations for the three months ended March 31, 2018 may not be indicative of those in future periods due to acquisition and disposition activities. Additionally, the occupancy in our properties has not been stabilized. As of March 31, 2018, our office and retail properties were collectively 77% occupied. However, due to the amount of near-term lease expirations, we do not put significant emphasis on quarterly changes in occupancy (positive or negative) in the short run. Our underwriting and valuations are generally more sensitive to “terminal values” that may be realized upon the disposition of the assets in the portfolio and less sensitive to ongoing cash flows generated by the portfolio in the years leading up to an eventual sale. There are no guarantees that occupancies of our assets will increase, or that we will recognize a gain on the sale of our assets. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of leasing additional space and acquiring additional assets but decrease due to disposition activity.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparison of the three months ended March 31, 2018 versus the three months ended March 31, 2017
The following table provides summary information about our results of operations for the three months ended March 31, 2018 and 2017 (dollar amounts in thousands):

	Three Months Ended March 31,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions/ Originations/ Dispositions (1)	$ Change Due to Investments Held Throughout Both Periods (2)
	2018	2017
Rental income	$15,181	$30,646	$(15,465)	(50)%	$(15,953)	$488
Tenant reimbursements	2,682	5,637	(2,955)	(52)%	(3,289)	334
Other operating income	221	1,553	(1,332)	(86)%	(758)	(574)
Interest income from real estate debt securities	501	160	341	213%	341	—
Dividend income from real estate equity securities	1,051	—	1,051	n/a	1,051	—
Operating, maintenance, and management costs	5,487	10,908	(5,421)	(50)%	(5,802)	381
Real estate taxes and insurance	2,339	4,737	(2,398)	(51)%	(2,647)	249
Asset management fees to affiliate	1,825	2,748	(923)	(34)%	(938)	15
General and administrative expenses	2,052	1,744	308	18%	n/a	n/a
Foreign currency transaction loss, net	997	4,671	(3,674)	(79)%	n/a	n/a
Depreciation and amortization	7,265	14,600	(7,335)	(50)%	(7,340)	5
Interest expense	6,591	9,386	(2,795)	(30)%	n/a	n/a
Income from unconsolidated joint venture	53	1,869	(1,816)	(97)%	—	(1,816)
Equity in loss of unconsolidated joint ventures	(2,378)	(154)	(2,224)	1,444%	(798)	(1,426)
Other interest income	930	25	905	3,620%	n/a	n/a
Unrealized loss on real estate equity securities	(16,011)	—	(16,011)	n/a	(16,011)	—
Gain on sale of real estate	624	—	624	n/a	624	—
_____________________
(1) Represents the dollar amount increase (decrease) for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 related to real estate and real estate-related investments acquired, originated, repaid, disposed or deconsolidated on or after January 1, 2017.
(2) Represents the dollar amount increase (decrease) for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 with respect to real estate and real estate-related investments owned by us during the entirety of both periods presented.
Rental income and tenant reimbursements decreased from $30.6 million and $5.6 million, respectively, for the three months ended March 31, 2017 to $15.2 million and $2.7 million, respectively, for the three months ended March 31, 2018, primarily as a result of the sale of 11 properties to a newly formed real estate investment trust that was listed on the Singapore Stock Exchange (the “the Singapore Portfolio”) and 50 Congress Street, partially offset by properties acquired in 2018, an increase in annualized base rent per square foot related to our properties held throughout both periods, an increase in occupancy related to our office and retail properties held throughout both periods and an increase in occupancy related to our apartment properties held throughout both periods. Annualized base rent per square foot increased from $17.82 as of March 31, 2017 to $18.55 as of March 31, 2018 related to properties (excluding apartments) held throughout both periods. The occupancy of our office and retail properties, collectively, held throughout both periods increased from 78% as of March 31, 2017 to 79% as of March 31, 2018 and the occupancy of our apartment properties, collectively, held throughout both periods increased from 92% as of March 31, 2017 to 97% as of March 31, 2018. We expect rental income and tenant reimbursements to increase in future periods as a result of owning the properties acquired during 2018 for an entire period, leasing additional space and to the extent we acquire additional properties, but to decrease to the extent we dispose of properties.
Other operating income decreased from $1.6 million for the three months ended March 31, 2017 to $0.2 million for the three months ended March 31, 2018 primarily as a result of the sale of the Singapore Portfolio and 50 Congress Street and an award of $0.5 million for legal fees incurred at the Burbank Collection during the three months ended March 31, 2017. We expect other operating income to increase in future periods as a result of owning the properties acquired during 2018 for an entire period, leasing additional space and parking rates and to the extent we acquire additional properties.
Interest income from real estate debt securities increased from $0.2 million for the three months ended March 31, 2017 to $0.5 million for the three months ended March 31, 2018, as a result of additional real estate debt securities acquired. We expect interest income from real estate debt securities to remain consistent, but to decrease upon principal repayment or maturity.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Dividend income from real estate equity securities was $1.1 million for the three months ended March 31, 2018 as a result of real estate equity securities acquired. We expect dividend income from real estate equity securities to increase in future periods as a result of owning the real estate equity securities acquired in 2018 for an entire period.
Property operating costs and real estate taxes and insurance decreased from $10.9 million and $4.7 million, respectively, for the three months ended March 31, 2017 to $5.5 million and $2.3 million, respectively, for the three months ended March 31, 2018, primarily as a result of the sale of the Singapore Portfolio and 50 Congress Street, partially offset by real estate investments made in 2018. We expect property operating costs and real estate taxes and insurance to increase in future periods as a result of owning real estate acquired in 2018 for an entire period, future acquisitions of real estate, increasing occupancy of our real estate assets and inflation, but to decrease to the extent we dispose of properties.
Asset management fees decreased from $2.7 million for the three months ended March 31, 2017 to $1.8 million for the three months ended March 31, 2018, primarily as a result of the sale of the Singapore Portfolio and 50 Congress Street. We expect asset management fees to increase in future periods as a result of owning real estate investments acquired in 2018 for an entire period, future acquisitions of real estate and capital expenditures, but to decrease to the extent we dispose of properties. All asset management fees incurred as of March 31, 2018 have been paid.
General and administrative expenses increased from $1.7 million for the three months ended March 31, 2017 to $2.1 million for the three months ended March 31, 2018, primarily due to increased legal expenses incurred to evaluate certain strategic transactions. We expect general and administrative expenses to fluctuate based on our legal expenses and investment and disposition activity.
We recognized $4.7 million and $1.0 million of foreign currency transaction loss, net, for the three months ended March 31, 2017 and 2018, respectively, related to the issuance of Series A debentures in Israel. These debentures are denominated in Israeli new Shekels and we expect to recognize foreign transaction gains and losses based on changes in foreign currency exchange rates, but expect our exposure to be limited to the extent that we have entered into foreign currency options and foreign currency collars. As of March 31, 2018, we had entered into one foreign currency option, a USD put/ILS call option, to hedge against a change in the exchange rate of the Israeli new Shekel versus the U.S. Dollar. The foreign currency option expires in August 2018 and has an aggregate U.S. Dollar notional amount of $285.4 million. For the three months ended March 31, 2018, the foreign currency transaction loss, net, consists of $1.0 million of foreign currency transaction gain, offset by a $2.0 million loss related to our foreign currency option.
Depreciation and amortization decreased from $14.6 million for the three months ended March 31, 2017 to $7.3 million for the three months ended March 31, 2018, primarily as a result of the sale of the Singapore Portfolio and 50 Congress Street, partially offset by real estate investments made in 2018. We expect depreciation and amortization to increase in future periods as a result of owning real estate acquired in 2018 for an entire period and future acquisitions of real estate properties, but to decrease as a result of amortization of tenant origination costs related to lease expirations and disposition of properties.
Interest expense decreased from $9.4 million for the three months ended March 31, 2017 to $6.6 million for the three months ended March 31, 2018, primarily as a result of the paydown of debt on disposed properties. Excluded from interest expense was $0.6 million of interest capitalized to our investments in undeveloped land during each of the three months ended March 31, 2018 and 2017. Our interest expense in future periods will vary based on interest rate fluctuations, the amount of interest capitalized and our level of future borrowings, which will depend on the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives and will decrease to the extent we dispose of properties and paydown debt.
During the three months ended March 31, 2018, we received a distribution of $0.4 million related to our investment in the NIP Joint Venture. We recognized $0.1 million of income distributions and $0.3 million of return of capital from the NIP Joint Venture. During the three months ended March 31, 2017, we received a distribution of $2.9 million related to our investment in the NIP Joint Venture. We recognized $1.9 million of income distributions and $1.0 million of return of capital from the NIP Joint Venture.
Equity in loss of unconsolidated joint ventures increased from $0.2 million for the three months ended March 31, 2017 to $2.4 million for the three months ended March 31, 2018, primarily as a result of the equity in loss related to the 110 William Joint Venture, primarily due to increased interest expense, and the equity in loss related to 353 Sacramento, which has been accounted for as an unconsolidated joint venture under the equity method of accounting beginning July 2017.
Other interest income increased from $25,000 for the three months ended March 31, 2017 to $0.9 million for the three months ended March 31, 2018, primarily as a result of increased dividends from our investment in money market mutual funds with the net cash proceeds from the sale of properties in 2017.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Unrealized loss on real estate equity securities was $16.0 million during the three months ended March 31, 2018, primarily as a result of decreases in share prices of our investments in real estate equity securities and the adoption of ASU 2016-01.
During the three months ended March 31, 2017, we had no dispositions. During the three months ended March 31, 2018, we sold 26 acres of undeveloped land that resulted in a gain on sale of $0.6 million, which is net of deferred profit of $0.3 million related to proceeds received from the purchaser for the value of land that was contributed to a master association that we consolidated.
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
Changes in accounting rules have resulted in a substantial increase in the number of non-operating and non-cash items included in the calculation of FFO. As a result, our management also uses modified funds from operations (“MFFO”) as an indicator of our ongoing performance as well as our dividend sustainability. MFFO excludes from FFO: acquisition fees and expenses (to the extent that such fees and expenses have been recorded as operating expenses); adjustments related to contingent purchase price obligations; amounts relating to straight-line rents and amortization of above- and below-market intangible lease assets and liabilities; accretion of discounts and amortization of premiums on debt investments; amortization of closing costs relating to debt investments; impairments of real estate-related investments; mark-to-market adjustments included in net income; and gains or losses included in net income for the extinguishment or sale of debt or hedges. We compute MFFO in accordance with the definition of MFFO included in the practice guideline issued by the Institute for Portfolio Alternatives (“IPA”) in November 2010 as interpreted by management. Our computation of MFFO may not be comparable to other REITs that do not compute MFFO in accordance with the current IPA definition or that interpret the current IPA definition differently than we do.
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
Although MFFO includes other adjustments, the exclusion of straight-line rent, the amortization of above- and below-market leases, the amortization of discounts and closing costs, unrealized loss on real estate equity securities and mark to market foreign currency transaction adjustment are the most significant adjustments for the periods presented.  We have excluded these items based on the following economic considerations:

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

•
Unrealized losses on real estate equity securities. Upon our adoption of ASU No. 2016-01 on January 1, 2018, unrealized gains and losses on real estate securities are recognized in earnings. This is a non-cash mark-to-market adjustment which is included in net income which we have excluded in our calculation of MFFO to more appropriately reflect our ongoing operating performance, as these gains or losses will not be realized until the real estate equity securities are sold; and

•
Mark-to-market foreign currency transaction adjustments. The U.S. Dollar is our functional currency. Transactions denominated in currency other than our functional currency are recorded upon initial recognition at the exchange rate on the date of the transaction. After initial recognition, monetary assets and liabilities denominated in foreign currency are remeasured at each reporting date into the foreign currency at the exchange rate on that date. In addition, we have entered into foreign currency collars and foreign currency options that results in a foreign currency transaction adjustment. These amounts can increase or reduce net income. We exclude them from MFFO to more appropriately present the ongoing operating performance of our real estate investments on a comparative basis.

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

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculations of MFFO and Adjusted MFFO, for the three months ended March 31, 2018 and 2017 (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended March 31,
	2018	2017
Net loss attributable to common stockholders	$(23,681)	$(9,092)
Depreciation of real estate assets	4,118	8,507
Amortization of lease-related costs	3,147	6,093
Gain on sale of real estate (1)	(624)	—
Adjustments for noncontrolling interests - consolidated entities (2)	(121)	(120)
Adjustments for investments in unconsolidated entities (3)	3,339	1,950
FFO attributable to common stockholders	(13,822)	7,338
Straight-line rent and amortization of above- and below-market leases	(901)	(1,819)
Amortization of discounts and closing costs	(107)	(69)
Unrealized loss on real estate equity securities	16,011	—
Amortization of net premium/discount on bond and notes payable	14	11
Unrealized (gain) loss on interest rate caps	(31)	57
Mark-to-market foreign currency transaction loss, net	997	4,671
Adjustments for noncontrolling interests - consolidated entities (2)	3	(13)
Adjustments for investments in unconsolidated entities (3)	(656)	(1,199)
MFFO attributable to common stockholders	1,508	8,977
Other capitalized operating expenses (4)	(746)	(649)
Adjusted MFFO attributable to common stockholders	$762	$8,328
_____________________
(1) Reflects an adjustment to eliminate gain on sale of undepreciated land.
(2) Reflects adjustments to eliminate the noncontrolling interest holders’ share of the adjustments to convert our net loss attributable to common stockholders to FFO, MFFO and Adjusted MFFO.
(3) Reflects adjustments to add back our noncontrolling interest share of the adjustments to convert our net loss attributable to common stockholders to FFO, MFFO and Adjusted MFFO for our equity investments in unconsolidated joint ventures.
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
Distributions
Distributions declared, distributions paid and cash flows provided by operations were as follows for the first quarter of 2018 (in thousands, except per share amounts):

	Distribution Declared	Distributions Declared Per Share	Distributions Paid (1)			Cash Flows Used In Operations
Period			Cash	Reinvested	Total
First Quarter 2018	$1,034	$0.016	$38,170	$479	$38,649	$(5,013)
_____________________
(1) On December 7, 2017, our board of directors authorized a Special Dividend of $3.61 per share of common stock payable in either shares of our common stock or cash to, and at the election of, the stockholders of record as of December 7, 2017 (the “Record Date”). The Special Dividend was paid on January 17, 2018 to stockholders of record as of the close of business on the Record Date. If stockholders elected all cash, their election was subject to adjustment such that the aggregate amount of cash to be distributed by us was a maximum of 20% of the total Special Dividend (the “Maximum Cash Distribution”), with the remainder paid in shares of common stock. The aggregate amount of cash paid by us pursuant to the Special Dividend and the actual number of shares of common stock issued pursuant to the Special Dividend depended upon the number of stockholders that elected cash or stock and whether the Maximum Cash Distribution was met. Accordingly, on January 17, 2018, we paid $37.6 million in cash. We issued $150.3 million in common stock pursuant to the Special Dividend on January 17, 2018, which has been excluded from the distributions paid in the table.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

On March 8, 2018, our board of directors authorized a distribution in the amount of $0.01597500 per share of common stock to stockholders of record as of the close of business on March 16, 2018. We paid this distribution on March 21, 2018 and this was the only distribution declared during the first quarter of 2018.
For the three months ended March 31, 2018, we paid aggregate distributions of $38.6 million, including $38.2 million of distributions paid in cash and $0.5 million of distributions reinvested through our dividend reinvestment plan. Our net loss attributable to common stockholders for the three months ended March 31, 2018 was $23.7 million and our cash flows used in operations were $5.0 million. Our cumulative distributions paid and net income attributable to common stockholders from inception through March 31, 2018 were $159.3 million (which excludes the $150.3 million in common stock issued pursuant to the Special Dividend discussed above) and $129.4 million, respectively. We have funded our cumulative distributions, which includes net cash distributions and distributions reinvested by stockholders, with proceeds from debt financing of $18.7 million, proceeds from the dispositions of property of $51.3 million and cash provided by operations of $89.3 million. To the extent that we pay distributions from sources other than our cash flow from operations or gains from asset sales, we will have fewer funds available for investment in real estate-related loans, opportunistic real estate, real estate-related debt securities and other real estate-related investments, the overall return to our stockholders may be reduced and subsequent investors may experience dilution.
Critical Accounting Policies
Our consolidated interim financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC. There have been no significant changes to our policies during 2018, except for our adoption of the revenue recognition and financial instruments standards issued by the Financial Accounting Standards Board effective on January 1, 2018.
Revenue Recognition
Effective January 1, 2018, we adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”), using the modified retrospective approach, which requires a cumulative effect adjustment as of the date of the Company’s adoption.  Under the modified retrospective approach, an entity may also elect to apply this standard to either (i) all contracts as of January 1, 2018 or (ii) only to contracts that were not completed as of January 1, 2018.  A completed contract is a contract for which all (or substantially all) of the revenue was recognized under legacy GAAP that was in effect before the date of initial application. We elected to apply this standard only to contracts that were not completed as of January 1, 2018.
Based on our evaluation of contracts within the scope of ASU No. 2014-09, revenue that is impacted by ASU No. 2014-09 includes revenue generated by sales of real estate, other operating income and tenant reimbursements for substantial services earned at our properties. The recognition of such revenue will occur when the services are provided and the performance obligations are satisfied. For the three months ended March 31, 2018, tenant reimbursements for substantial services accounted for under ASU No. 2014-09 were $0.4 million, which was included in tenant reimbursements on the accompanying statements of operations.
Sale of Real Estate
Prior to January 1, 2018, gains on real estate sold were recognized using the full accrual method at closing when collectibility of the sales price was reasonably assured, we were not obligated to perform additional activities that may be considered significant, the initial investment from the buyer was sufficient and other profit recognition criteria had been satisfied. Gain on sales of real estate may have been deferred in whole or in part until the requirements for gain recognition had been met.
Effective January 1, 2018, we adopted the guidance of ASC 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610-20”), which  applies to sales or transfers to noncustomers of nonfinancial assets or in substance nonfinancial assets that do not meet the definition of a business.  Generally, our sales of real estate would be considered a sale of a nonfinancial asset as defined by ASC 610-20.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

ASC 610-20 refers to the revenue recognition principles under ASU No. 2014-09.  Under ASC 610-20, if we determine it does not have a controlling financial interest in the entity that holds the asset and the arrangement meets the criteria to be accounted for as a contract, we would derecognize the asset and recognize a gain or loss on the sale of the real estate when control of the underlying asset transfers to the buyer.  As a result of the adoption of ASC 610-20 on January 1, 2018, we recorded a cumulative effect adjustment to increase retained earnings by $2.5 million to recognize the deferred gain from the sale of 102 developable acres at Park Highlands that closed on May 1, 2017, as control of the sold acres had transferred to the buyers at closing.
Real Estate Equity Securities
Our real estate equity securities are carried at their estimated fair value based on quoted market prices for the security, net of any discounts for restrictions on the sale of the security. Any discount for lack of marketability is estimated using an option pricing model. Transaction costs that are directly attributable to the acquisition of real estate equity securities are capitalized to its cost basis.
Prior to our adoption of ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU No. 2016-01”) on January 1, 2018, we classified our investments in real estate equity securities as available-for-sale and unrealized gains and losses were reported in accumulated other comprehensive income (loss). Upon the sale of a security, the previously recognized unrealized gain (loss) would be reversed out of accumulated other comprehensive income (loss) and the actual realized gain (loss) recognized in earnings.  Effective January 1, 2018, unrealized gains and losses on real estate equity securities are recognized in earnings.
Investment in Unconsolidated Joint Ventures
Equity Investment Without Readily Determinable Value
Prior to the adoption of ASU No. 2016-01 on January 1, 2018, we accounted for investments in unconsolidated joint venture entities in which we did not have the ability to exercise significant influence and had virtually no influence over partnership operating and financial policies using the cost method of accounting.  Under the cost method, income distributions from the partnership were recognized in other income.  Distributions that exceed our share of earnings were applied to reduce the carrying value of our investment and any capital contributions increased the carrying value of our investment.  On a quarterly basis, we evaluated our cost method investment in an unconsolidated joint venture for other-than-temporary impairments.  The fair value of a cost method investment was not estimated if there were no identified events or changes in circumstances that indicated a significant adverse effect on the fair value of the investment.
In accordance with ASU No. 2016-01, we may elect to measure an equity investment without a readily determinable value that does not qualify for the practical expedient to estimate fair value using the net asset value per share, at its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.  We elected to measure our investment in the NIP Joint Venture in accordance with the above guidance, applying it prospectively.
Subsequent Events
We evaluate subsequent events up until the date the consolidated financial statements are issued.
Probable Real Estate Acquisition
Eight & Nine Corporate Centre
On April 11, 2018, we, through an indirect wholly owned subsidiary, entered into a purchase and sale agreement to purchase an office property consisting of two buildings containing an aggregate of 311,864 rentable square feet located on an aggregate of 27.6 acres of land in Franklin, Tennessee (“Eight & Nine Corporate Centre”). The seller is not affiliated with us or our advisor. The contractual purchase price of Eight & Nine Corporate Centre is $73.0 million plus closing costs. Pursuant to the purchase and sale agreement, we would be obligated to purchase the property only after satisfactory completion of agreed upon closing conditions.  There can be no assurance that we will complete the acquisition. In some circumstances, if we fail to complete the acquisition, we may forfeit up to $7.0 million of earnest money.
Eight & Nine Corporate Centre was built in 2007 and as of May 1, 2018 was approximately 82% leased to 15 tenants.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Self-Tender Offer
On April 23, 2018, we commenced a self-tender offer (the “Self-Tender”) for up to 8,234,217 shares at a price of $10.93 per share, or approximately $90 million of shares. Unless extended or withdrawn, the Self-Tender will expire at midnight Eastern Time on or about Friday, May 18, 2018.
We are conducting the Self-Tender in order to make liquidity available to stockholders in excess of that permitted under its share redemption program (the “SRP”), which recently has been limited to $3 million per quarter for ordinary redemptions. In connection with its approval of the Self-Tender, our board of directors approved the reopening of the SRP for the June 2018 redemption period. Because of the Self-Tender, the SRP has been suspended since the March 2018 redemption period and will not reopen until the June 2018 redemption period, meaning no redemptions have been or will be made in March, April or May 2018 (including those requested following a stockholder’s death, qualifying disability or determination of incompetence). We have cancelled all outstanding redemption requests under the SRP and are not accepting any redemption requests under the SRP during the term of the Self-Tender.
The Self-Tender price of $10.93 per share is 95% of our most recent estimated value per share and will be paid in cash, less any applicable withholding taxes and without interest, as further described in the offer to purchase and letter of transmittal filed with the SEC. The full details of the Self-Tender, including complete instructions on how to tender shares, is included in the offer to purchase, the letter of transmittal and other related materials, which we have made available to stockholders and filed with the SEC upon commencement of the Self-Tender.
If stockholders would like to submit a redemption request under the SRP, they may do so after the Self-Tender expires. Because the SRP has been suspended through May 31, 2018, redemptions under the SRP are expected to resume on the last business day of June.

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
As of March 31, 2018, we had entered into one foreign currency option, a USD put/ILS call option, to hedge against a change in the exchange rate of the Israeli new Shekel versus the U.S. Dollar. The foreign currency option expires in August 2018 and has an aggregate U.S. Dollar notional amount of $285.4 million. We have the right, but not the obligation, to purchase up to 970.2 million Israeli Shekels at the rate of ILS 3.4 per USD.
As of March 31, 2018, we held 0.1 million Israeli new Shekels and 20.8 million Israeli new Shekels in cash and restricted cash, respectively. In addition, as of March 31, 2018, we had bonds outstanding and the related interest payable in the amounts of 970.2 million Israeli new Shekels and 3.4 million Israeli new Shekels, respectively. Foreign currency exchange rate risk is the possibility that our financial results could be better or worse than planned because of changes in foreign currency exchange rates. Based solely on the remeasurement for the three months ended March 31, 2018, if foreign currency exchange rates were to increase or decrease by 10%, our net income would increase or decrease by approximately $24.8 million and $30.3 million for the same period, respectively. The foreign currency transaction income or loss as a result of the change in foreign currency exchange rates does not take into account any gains or losses on our foreign currency option as a result of such change, which would reduce our foreign currency exposure.
We borrow funds at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of March 31, 2018, the fair value of our KBS SOR (BVI) Holdings, Ltd. Series A Debentures was $285.2 million and the outstanding principal balance was $277.8 million. As of March 31, 2018, excluding the KBS SOR (BVI) Holdings, Ltd. Series A Debentures, the fair value of our fixed rate debt was $32.0 million and the outstanding principal balance of our fixed rate debt was $30.6 million. The fair value estimate of our KBS SOR (BVI) Holdings, Ltd. Series A Debentures was calculated using the quoted bond price as of March 31, 2018 on the Tel Aviv Stock Exchange of 102.66 Israeli new Shekels. The fair value estimate of our fixed rate debt was calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of March 31, 2018. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting changes in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on variable rate debt would change our future earnings and cash flows, but would not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. As of March 31, 2018, we were exposed to market risks related to fluctuations in interest rates on $390.5 million of variable rate debt outstanding. As of March 31, 2018, we had entered into an interest rate cap with a notional amount of $46.9 million that effectively limits one-month LIBOR at 3.0% effective February 21, 2017 through February 13, 2020. Based on interest rates as of March 31, 2018, if interest rates were 100 basis points higher or lower during the 12 months ending March 31, 2019, interest expense on our variable rate debt would increase or decrease, respectively, by $3.9 million.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 3.	Quantitative and Qualitative Disclosures about Market Risk (continued)

The weighted-average interest rates of our fixed rate debt and variable rate debt as of March 31, 2018 were 4.3% and 3.7%, respectively. The interest rate and weighted-average interest rate represent the actual interest rate in effect as of March 31, 2018 (consisting of the contractual interest rate and the effect of contractual floor rates, if applicable), using interest rate indices as of March 31, 2018 where applicable.
We are exposed to financial market risk with respect to our real estate equity securities. Financial market risk is the risk that we will incur economic losses due to adverse changes in our real estate equity security prices. Our exposure to changes in real estate equity security prices is a result of our investment in these types of securities. Market prices are subject to fluctuation and, therefore, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market prices of a real estate equity security may result from any number of factors, including perceived changes in the underlying fundamental characteristics of the issuer, the relative price of alternative investments, interest rates, default rates and general market conditions. In addition, amounts realized in the sale of a particular security may be affected by the relative quantity of the real estate equity security being sold. We do not currently engage in derivative or other hedging transactions to manage our real estate equity security price risk. As of March 31, 2018, we owned real estate equity securities with a book value of $89.0 million. Based solely on the prices of real estate equity securities for the three months ended March 31, 2018, if prices were to increase or decrease by 10%, our net income would increase or decrease, respectively, by approximately $9.0 million.

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
In addition to the risk discussed below, please see the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC.
Our bylaws designate the Circuit Court for Baltimore City, Maryland as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland shall be the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders with respect to our company, our directors, our officers or our employees (we note we currently have no employees).  This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that the stockholder believes is favorable for disputes with us or our directors, officers or employees, which may discourage meritorious claims from being asserted against us and our directors, officers and employees.  Alternatively, if a court were to find this provision of our bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations.  We adopted this provision because we believe it makes it less likely that we will be forced to incur the expense of defending duplicative actions in multiple forums and less likely that plaintiffs’ attorneys will be able to employ such litigation to coerce us into otherwise unjustified settlements, and we believe the risk of a court declining to enforce this provision is remote, as the General Assembly of Maryland has specifically amended the Maryland General Corporation Law to authorize the adoption of such provisions.

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
In anticipation of a self-tender offer in order to make liquidity available to stockholders in excess of that permitted under the share redemption program, on March 14, 2018, our board of directors approved a temporary suspension of the share redemption program starting with the March 2018 redemption period, including any unsatisfied requests from prior redemption periods.In connection with its approval of the Self-Tender (defined below), our board of directors approved the reopening of the share redemption program for the June 2018 redemption period, meaning no redemptions have been or will be made in March, April or May 2018 (including those requested following a stockholder’s death, qualifying disability or determination of incompetence). We have cancelled all outstanding redemption requests under the share redemption program and are not accepting any redemption requests under the share redemption program during the term of the Self-Tender.
On April 23, 2018, we commenced a self-tender offer (the “Self-Tender”) for up to 8,234,217 shares at a price of $10.93 per share, or approximately $90 million of shares.
During the three months ended March 31, 2018, we fulfilled redemption requests eligible for redemption under our share redemption program and received in good order and funded redemptions under our share redemption program with the net proceeds from our dividend reinvestment plan and cash on hand. We redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed	Average Price Paid Per Share (1)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2018	407,046	$10.97	(2)
February 2018	12,526	$11.50	(2)
March 2018	—	$—	(2)
Total	419,572
_____________________
(1) On December 8, 2016, our board of directors adopted a tenth amended and restated share redemption program (the “Tenth Amended Share Redemption Program”). Pursuant to the Tenth Amended Share Redemption Program, except for redemptions made upon a stockholder’s death, “qualifying disability” or “determination of incompetence,” the price at which we will redeem shares is 95% of our most recent estimated value per share as of the applicable redemption date.  The Tenth Amended Share Redemption Program was effective on December 30, 2016. The Tenth Amended Share Redemption Program was suspended from March 2018 through May 2018, meaning no redemptions were made in March 2018 (including those requested following a stockholder’s death, qualifying disability or determination of incompetence). We have cancelled all outstanding redemption requests under the share redemption program and are not accepting any redemption requests under the share redemption program during the term of the Self-Tender.
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
(2) We limit the dollar value of shares that may be redeemed under the program as described above. During the three months ended March 31, 2018, we redeemed $4.6 million of common stock, of which $4.4 million relates to delayed December 2017 redemptions. Based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during 2017, we have $8.5 million available for all redemptions in the remainder of 2018, including shares that are redeemed in connection with a stockholders’ death, “qualifying disability” or “determination of incompetence” subject to the limitations described above.

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

10.1
Purchase and Sale Agreement between DOF II City Tower LLC and KBS Capital Advisors LLC, dated January 17, 2018, incorporated by reference to Exhibit 10.26 to the Company's Registration Statement on Form S-11/A, Commission File No. 333-214819, filed February 9, 2018

10.2
Assignment and Assumption of Purchase Agreement between KBS Capital Advisors LLC and KBS SOR City Tower, LLC, dated February 1, 2018, incorporated by reference to Exhibit 10.27 to the Company's Registration Statement on Form S-11/A, Commission File No. 333-214819, filed February 9, 2018

10.3	Loan Agreement by and among KBS SOR City Tower, LLC, BBVA Compass and the lenders party thereto, dated March 6, 2018

10.4	Deed of Trust, Security Agreement, Fixture Filing and Assignment of Leases and Rents by KBS SOR City Tower, LLC to Ben Hayes Riggs in favor of Compass Bank, dated March 6, 2018

10.5	Note by KBS SOR City Tower, LLC in favor of Compass Bank, dated March 6, 2018

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Tenth Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.4 to the Company's Current Report on Form 8-K filed December 15, 2016

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS STRATEGIC OPPORTUNITY REIT, INC.

Date:	May 11, 2018	By:	/S/ KEITH D. HALL
Keith D. Hall
Chief Executive Officer and Director
(principal executive officer)

Date:	May 11, 2018	By:	/S/ JEFFREY K. WALDVOGEL
Jeffrey K. Waldvogel
Chief Financial Officer, Treasurer and Secretary
(principal financial officer)