Form 10-Q
period 2018-06-30
KBS Strategic Opportunity REIT, Inc.
filed 2018-08-10
CIK 1452936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
As of August 7, 2018, there were 54,640,201 outstanding shares of common stock of KBS Strategic Opportunity REIT, Inc.

KBS STRATEGIC OPPORTUNITY REIT, INC.
FORM 10-Q
June 30, 2018

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2018	December 31, 2017
	(unaudited)
Assets
Real estate held for investment, net	$811,338	$502,222
Real estate held for sale, net	30,684	30,645
Real estate equity securities	98,627	90,063
Real estate debt securities, net	17,879	17,751
Total real estate and real estate-related investments, net	958,528	640,681
Cash and cash equivalents	49,867	366,512
Restricted cash	11,008	10,670
Investments in unconsolidated joint ventures	50,986	55,577
Rents and other receivables, net	12,464	8,755
Above-market leases, net	3,587	10
Assets related to real estate held for sale, net	1,945	1,965
Prepaid expenses and other assets	16,069	17,404
Total assets	$1,104,454	$1,101,574
Liabilities and equity
Notes and bonds payable, net
Notes and bonds payable related to real estate held for investment, net	$739,650	$575,528
Notes payable related to real estate held for sale, net	27,566	27,515
Notes and bonds payable, net	767,216	603,043
Accounts payable and accrued liabilities	18,700	16,686
Due to affiliate	39	26
Distribution payable	—	187,914
Below-market leases, net	6,011	2,843
Other liabilities	14,614	16,966
Redeemable common stock payable	421	8,595
Total liabilities	807,001	836,073
Commitments and contingencies (Note 14)
Redeemable common stock	2,720	4,518
Equity
KBS Strategic Opportunity REIT, Inc. stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 54,682,660 and 52,053,817 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	547	521
Additional paid-in capital	434,935	388,800
Cumulative distributions and net income	(143,397)	(155,454)
Accumulated other comprehensive income	—	25,146
Total KBS Strategic Opportunity REIT, Inc. stockholders’ equity	292,085	259,013
Noncontrolling interests	2,648	1,970
Total equity	294,733	260,983
Total liabilities and equity	$1,104,454	$1,101,574
See accompanying condensed notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Rental income	$18,915	$31,704	$34,096	$62,350
Tenant reimbursements	3,703	6,456	6,384	12,094
Other operating income	952	987	1,173	2,540
Interest income from real estate debt securities	511	601	1,012	760
Dividend income from real estate equity securities	1,209	489	2,260	489
Total revenues	25,290	40,237	44,925	78,233
Expenses:
Operating, maintenance, and management	7,571	11,299	13,058	22,207
Real estate taxes and insurance	3,435	5,415	5,773	10,152
Asset management fees to affiliate	2,217	2,856	4,043	5,603
General and administrative expenses	2,250	1,378	4,302	3,123
Foreign currency transaction (gain) loss, net	(10,111)	2,426	(9,114)	7,097
Depreciation and amortization	9,042	15,307	16,307	29,908
Interest expense	7,819	10,324	14,410	19,709
Total expenses	22,223	49,005	48,779	97,799
Other income (loss):
Income from unconsolidated joint venture	131	—	185	1,869
Equity in loss of unconsolidated joint ventures	(2,373)	(1,622)	(4,751)	(1,776)
Other interest income	419	171	1,349	196
Unrealized gain (loss) on real estate equity securities	8,724	—	(7,287)	—
Gain on sale of real estate	25	34,028	649	34,028
Total other income (loss), net	6,926	32,577	(9,855)	34,317
Net income (loss)	9,993	23,809	(13,709)	14,751
Net loss attributable to noncontrolling interests	43	37	64	3
Net income (loss) attributable to common stockholders	$10,036	$23,846	$(13,645)	$14,754
Net income (loss) per common share, basic and diluted	$0.16	$0.42	$(0.22)	$0.26
Weighted-average number of common shares outstanding, basic and diluted	61,910,602	56,714,180	62,216,998	56,748,125
See accompanying condensed notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$9,993	$23,809	$(13,709)	$14,751
Other comprehensive income:
Unrealized gain on real estate securities	—	849	—	849
Total other comprehensive income	—	849	—	849
Total comprehensive income (loss)	9,993	24,658	(13,709)	15,600
Total comprehensive loss attributable to noncontrolling interests	43	37	64	3
Total comprehensive income (loss) attributable to common stockholders	$10,036	$24,695	$(13,645)	$15,603
See accompanying condensed notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Year Ended December 31, 2017 and the Six Months Ended June 30, 2018
(unaudited)
(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Income	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amounts

Balance, December 31, 2016	56,775,767	$568	$455,373	$(162,289)	$—	$293,652	$1,898	$295,550
Net income (loss)	—	—	—	210,644	—	210,644	(64)	210,580
Other comprehensive income	—	—	—	—	25,146	25,146	—	25,146
Issuance of common stock	585,192	6	8,660	—	—	8,666	—	8,666
Transfers to redeemable common stock	—	—	(498)	—	—	(498)	—	(498)
Redemptions of common stock	(5,307,142)	(53)	(74,727)	—	—	(74,780)	—	(74,780)
Distributions declared	—	—	—	(203,809)	—	(203,809)	—	(203,809)
Other offering costs	—	—	(8)	—	—	(8)	—	(8)
Noncontrolling interests contributions	—	—	—	—	—	—	158	158
Distributions to noncontrolling interests	—	—	—	—	—	—	(22)	(22)
Balance, December 31, 2017	52,053,817	$521	$388,800	$(155,454)	$25,146	$259,013	$1,970	$260,983
Cumulative effect adjustments to retained earnings	—	—	—	27,618	(25,146)	2,472	—	2,472
Net loss	—	—	—	(13,645)	—	(13,645)	(64)	(13,709)
Issuance of common stock	83,855	1	963	—	—	964	—	964
Stock distribution issued	13,069,487	130	150,169	—	—	150,299	—	150,299
Transfers from redeemable common stock	—	—	9,969	—	—	9,969	—	9,969
Redemptions of common stock	(10,524,499)	(105)	(114,966)	—	—	(115,071)	—	(115,071)
Distributions declared	—	—	—	(1,916)	—	(1,916)	—	(1,916)
Noncontrolling interests contributions	—	—	—	—	—	—	742	742
Balance, June 30, 2018	54,682,660	$547	$434,935	$(143,397)	$—	$292,085	$2,648	$294,733
See accompanying condensed notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2018	2017
Cash Flows from Operating Activities:
Net (loss) income	$(13,709)	$14,751
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss due to property damages	600	430
Equity in loss of unconsolidated joint ventures	4,751	1,776
Depreciation and amortization	16,307	29,908
Unrealized loss on real estate equity securities	7,287	—
Gain on real estate	(649)	(34,028)
Unrealized loss on interest rate caps	31	88
Deferred rent	(1,670)	(1,370)
Bad debt recovery	(218)	(58)
Amortization of above- and below-market leases, net	(500)	(2,037)
Amortization of deferred financing costs	1,699	2,592
Interest accretion on real estate debt securities	(128)	(348)
Net amortization of discount and (premium) on bond and notes payable	29	23
Foreign currency transaction (gain) loss, net	(9,114)	7,097
Changes in assets and liabilities:
Rents and other receivables	(1,854)	(1,524)
Prepaid expenses and other assets	(3,606)	(3,618)
Accounts payable and accrued liabilities	911	(1,090)
Due to affiliates	13	(29)
Other liabilities	388	294
Net cash provided by operating activities	568	12,857
Cash Flows from Investing Activities:
Acquisitions of real estate	(312,348)	(82,235)
Improvements to real estate	(14,108)	(18,784)
Proceeds from sales of real estate, net	2,567	94,914
Reimbursement of construction costs	1,636	—
Insurance proceeds received for property damages	—	744
Purchase of interest rate cap	(163)	(107)
Contributions to unconsolidated joint venture	(1,320)	—
Distributions of capital from unconsolidated joint venture	1,160	59,157
Investment in real estate equity securities	(15,851)	(38,995)
Investment in real estate debt securities, net	—	(12,514)
Proceeds for future development obligations	—	1,368
Funding of development obligations	(892)	(753)
Net cash (used in) provided by investing activities	(339,319)	2,795
Cash Flows from Financing Activities:
Proceeds from notes and bonds payable	184,351	124,556
Principal payments on notes and bonds payable	(5,711)	(69,019)
Payments of deferred financing costs	(2,702)	(1,793)
Payments to redeem common stock	(115,071)	(7,511)
Payments of prepaid other offering costs	(295)	(196)
Distributions paid	(38,567)	(4,728)
Noncontrolling interests contributions	742	11
Distributions to noncontrolling interests	—	(10)
Net cash provided by financing activities	22,747	41,310
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(303)	596
Net (decrease) increase in cash, cash equivalents and restricted cash	(316,307)	57,558
Cash, cash equivalents and restricted cash, beginning of period	377,182	64,450
Cash, cash equivalents and restricted cash, end of period	$60,875	$122,008
See accompanying condensed notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
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
The Company sold 56,584,976 shares of common stock in its primary offering for gross offering proceeds of $561.7 million. As of June 30, 2018, the Company had sold 6,704,217 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $75.0 million. Also, as of June 30, 2018, the Company had redeemed 21,972,263 shares for $266.9 million. As of June 30, 2018, the Company had issued 13,069,487 shares of common stock in connection with the December 2017 special dividend. Additionally, on December 29, 2011 and October 23, 2012, the Company issued 220,994 shares and 55,249 shares of common stock, respectively, for $2.0 million and $0.5 million, respectively, in private transactions exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933.
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
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2018
(unaudited)

As of June 30, 2018, the Company consolidated seven office properties (of which one office property was held for sale), one office portfolio consisting of four office buildings and 14 acres of undeveloped land, one office/flex/industrial portfolio consisting of 21 buildings, one retail property, two apartment properties and three investments in undeveloped land with approximately 1,100 developable acres. The Company also owned three investments in unconsolidated joint ventures, an investment in real estate debt securities and three investments in real estate equity securities.

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
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the FASB Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.
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

•	During each calendar year, redemptions are limited to the amount of net proceeds from the sale of shares under the dividend reinvestment plan during the prior calendar year.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2018
(unaudited)

•
The Company may not redeem more than $3.0 million of shares in a given quarter (excluding shares redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence”). To the extent that the Company redeems less than $3.0 million of shares (excluding shares redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence”) in a given fiscal quarter, any remaining excess capacity to redeem shares in such fiscal quarter will be added to the Company’s capacity to otherwise redeem shares (excluding shares redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence”) during succeeding fiscal quarters.  The last $1.0 million of net proceeds from the dividend reinvestment plan during the prior year is reserved exclusively for shares redeemed in connection with a stockholder’s death, “qualifying disability,” or “determination of incompetence”. The share redemption plan also provides that, to the extent that in the last month of any calendar year the amount of redemption requests in connection with a stockholder’s death, “qualifying disability or “determination of incompetence” is less than the $1.0 million reserved for such redemptions under the share redemption plan, any excess funds may be used to redeem shares not requested in connection with a stockholder’s death, “qualifying disability or “determination of incompetence” during such month. The Company may increase or decrease this limit upon ten business days’ notice to stockholders.  The Company’s board of directors may approve an increase in this limit to the extent that the Company has received proceeds from asset sales or the refinancing of debt or for any other reason deemed appropriate by the board of directors. Based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during 2017, as of June 30, 2018, the Company had $2.2 million available for all share redemption requests for the remainder of 2018. On August 9, 2018, the Company’s board of directors approved an additional $6.0 million of funds available for the redemption of shares in 2018.

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
In anticipation of a self-tender offer in order to make liquidity available to stockholders in excess of that permitted under the share redemption program, on March 14, 2018, the Company’s board of directors approved a temporary suspension of the share redemption program starting with the March 2018 redemption period, including any unsatisfied requests from prior redemption periods. In connection with its approval of the Self-Tender (defined below), the Company’s board of directors approved the reopening of the share redemption program for the June 2018 redemption period, meaning no redemptions were made in March, April or May 2018 (including those requested following a stockholder’s death, qualifying disability or determination of incompetence).
On April 23, 2018, the Company commenced a self-tender offer (the “Self-Tender”) for up to 8,234,217 shares of common stock at a price of $10.93 per share, or approximately $90.0 million of shares. The Company increased the number of shares accepted for payment in the Self-Tender by up to 1,294,910 shares at a price of $10.93 per share, or approximately $14.1 million of shares. On June 1, 2018, the Company accepted for purchase 9,527,724 shares at a purchase price of $10.93 per share, or approximately $104.1 million of shares, excluding fees and expenses related to the Self-Tender.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2018
(unaudited)

The Company records amounts that are redeemable under the share redemption program as redeemable common stock in its consolidated balance sheets because the shares will be redeemable at the option of the holder and therefore their redemption will be outside the control of the Company. However, because the amounts that can be redeemed will be determinable and only contingent on an event that is likely to occur (e.g., the passage of time), the Company presents the net proceeds from the current year and prior year DRP, net of current year redemptions, as redeemable common stock in its consolidated balance sheets.
The Company classifies as liabilities financial instruments that represent a mandatory obligation of the Company to redeem shares. The Company’s redeemable common shares are redeemable at the option of the holder. When the Company determines it has a mandatory obligation to repurchase shares under the share redemption program, it will reclassify such obligations from temporary equity to a liability based upon their respective settlement values.
The Company limits the dollar value of shares that may be redeemed under the program as described above. During the six months ended June 30, 2018, the Company had redeemed $10.9 million of common stock, of which $4.4 million relates to delayed December 2017 redemptions. The Company recorded $0.4 million and $8.6 million of other liabilities on the Company’s balance sheet as of June 30, 2018 and December 31, 2017, respectively, related to unfulfilled redemption requests received in good order under the share redemption program. Based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during 2017, the Company has $2.2 million available for redemptions in the remainder of 2018 as of June 30, 2018, including shares that are redeemed in connection with a stockholders’ death, “qualifying disability” or “determination of incompetence,” subject to the limitations described above.
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
Based on the Company’s evaluation of contracts within the scope of ASU No. 2014-09, revenue that is impacted by ASU No. 2014-09 includes revenue generated by sales of real estate, other operating income and tenant reimbursements for substantial services earned at the Company’s properties. The recognition of such revenue will occur when the services are provided and the performance obligations are satisfied. For the three and six months ended June 30, 2018, tenant reimbursements for substantial services accounted for under ASU No. 2014-09 were $0.5 million and $0.9 million, respectively, which were included in tenant reimbursements on the accompanying statements of operations.
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
June 30, 2018
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
As of January 1, 2018 and June 30, 2018, the Company had recorded contract liabilities of $1.7 million and $2.0 million, respectively, related to deferred proceeds received from the buyers of the Park Highlands land sales and another developer for the value of land that was contributed to a master association that is consolidated by the Company, which was included in other liabilities on the accompanying consolidated balance sheets.
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
In accordance with ASU No. 2016-01, the Company may elect to measure an equity investment without a readily determinable value that does not qualify for the practical expedient to estimate fair value using the net asset value per share, at its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.  The Company elected to measure its investment in the NIP Joint Venture (defined in Note 12) in accordance with the above guidance, applying it prospectively, and as of January 1, 2018 and June 30, 2018, recorded its investment in the NIP Joint Venture at a cost basis of $3.7 million and $2.5 million, respectively.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2018
(unaudited)

Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of the prior period. As of June 30, 2018, the Company had classified one office property as held for sale. As a result, certain assets and liabilities were reclassified as held for sale on the consolidated balance sheets for all periods presented.
Segments
The Company has invested in opportunistic real estate and other real estate-related assets. In general, the Company intends to hold its investments in opportunistic real estate and other real estate‑related assets for capital appreciation. Traditional performance metrics of opportunistic real estate and other real estate-related assets may not be meaningful as these investments are generally non-stabilized and do not provide a consistent stream of interest income or rental revenue. These investments exhibit similar long-term financial performance and have similar economic characteristics. These investments typically involve a higher degree of risk and do not provide a constant stream of ongoing cash flows. As a result, the Company’s management views opportunistic real estate and other real estate-related assets as similar investments. Substantially all of its revenue and net income (loss) is from opportunistic real estate and other real estate-related assets, and therefore, the Company currently aggregates its operating segments into one reportable business segment.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three and six months ended June 30, 2018 and 2017.
Distributions declared per share were $0.01597500 and $0.03195000 during the three and six months ended June 30, 2018, respectively, and $0.09349315 and $0.18595890 during the three and six months ended June 30, 2017, respectively.
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
Recently Issued Accounting Standards Updates
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU No. 2016-02”). The amendments in ASU No. 2016-02 change the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU No. 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of ASU No. 2016-02 as of its issuance is permitted. ASU No. 2016-02 requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently evaluating the impact of adopting the new lease accounting standard on its consolidated financial statements. Upon adoption of ASU No. 2016-02, the Company expects to adopt the package of practical expedients for all leases that commenced before the effective date of January 1, 2019. Accordingly, the Company will 1) not reassess whether any expired or existing contracts are or contain leases, 2) not reassess the lease classification for any expired or existing lease, and 3) not reassess initial direct costs for any existing leases. The Company does not expect to elect the practical expedient related to using hindsight to reevaluate the lease term. In addition, the Company expects to adopt the practical expedient for land easements to not assess whether existing or expired land easements that were not previously accounted for as leases under the current lease accounting standards of Topic 840 are or contain a lease under Topic 842.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2018
(unaudited)

In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), Targeted Improvements (“ASU No. 2018-11”), which provides lessors with a practical expedient, by class of underlying asset, to not separate nonlease components from the associated lease component and, instead to account for those components as a single component if the nonlease components otherwise would be accounted for under the new revenue recognition standard (Topic 606) and if certain conditions are met. Upon adoption of the lease accounting standard under Topic 842, the Company expects to adopt this practical expedient, specifically related to its tenant reimbursements which would otherwise be accounted for under the new revenue recognition standard. The Company believes the two conditions have been met for tenant reimbursements as 1) the timing and pattern of transfer of the nonlease components and associated lease components are the same and 2) the lease component would be classified as an operating lease. In addition, ASU No. 2018-11 provides an additional optional transition method to allow entities to apply the new lease accounting standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings. An entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new lease accounting standard will continue to be reported under the current lease accounting standards of Topic 840. The Company expects to adopt this transition method upon adoption of the lease accounting standard of Topic 842 on January 1, 2019.
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
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2018
(unaudited)

3.	REAL ESTATE HELD FOR INVESTMENT
As of June 30, 2018, the Company owned six office properties, one office portfolio consisting of four office buildings and 14 acres of undeveloped land, one office/flex/industrial portfolio consisting of 21 buildings and one retail property, encompassing, in the aggregate, approximately 3.8 million rentable square feet. As of June 30, 2018, these properties were 77% occupied. In addition, the Company owned two apartment properties, containing 383 units and encompassing approximately 0.3 million rentable square feet, which were 94% occupied. The Company also owned three investments in undeveloped land with approximately 1,100 developable acres. The following table summarizes the Company’s real estate held for investment as of June 30, 2018 and December 31, 2017, respectively (in thousands):

	June 30, 2018	December 31, 2017
Land	$196,052	$155,046
Buildings and improvements	624,299	361,118
Tenant origination and absorption costs	39,677	23,212
Total real estate, cost	860,028	539,376
Accumulated depreciation and amortization	(48,690)	(37,154)
Total real estate, net	$811,338	$502,222
The following table provides summary information regarding the Company’s real estate held for investment as of June 30, 2018 (in thousands):

Property	Date Acquired or Foreclosed on	City	State	Property Type	Land	Building and Improvements	Tenant Origination and Absorption	Total Real Estate, at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net	Ownership %
Richardson Portfolio:
Palisades Central I	11/23/2011	Richardson	TX	Office	$1,037	$10,709	$—	$11,746	$(2,479)	$9,267	90.0%
Palisades Central II	11/23/2011	Richardson	TX	Office	810	18,397	—	19,207	(4,230)	14,977	90.0%
Greenway I	11/23/2011	Richardson	TX	Office	561	2,113	—	2,674	(692)	1,982	90.0%
Greenway III	11/23/2011	Richardson	TX	Office	702	4,061	559	5,322	(1,858)	3,464	90.0%
Undeveloped Land	11/23/2011	Richardson	TX	Undeveloped Land	3,134	—	—	3,134	—	3,134	90.0%
Total Richardson Portfolio					6,244	35,280	559	42,083	(9,259)	32,824
Park Highlands (1)	12/30/2011	North Las Vegas	NV	Undeveloped Land	33,430	—	—	33,430	—	33,430	(1)
Burbank Collection	12/12/2012	Burbank	CA	Retail	4,175	12,536	725	17,436	(2,769)	14,667	90.0%
Park Centre	03/28/2013	Austin	TX	Office	3,251	27,228	—	30,479	(4,144)	26,335	100.0%
1180 Raymond	08/20/2013	Newark	NJ	Apartment	8,292	38,260	—	46,552	(5,980)	40,572	100.0%
Park Highlands II	12/10/2013	North Las Vegas	NV	Undeveloped Land	25,234	—	—	25,234	—	25,234	100.0%
424 Bedford	01/31/2014	Brooklyn	NY	Apartment	8,860	25,837	—	34,697	(3,204)	31,493	90.0%
Richardson Land II	09/04/2014	Richardson	TX	Undeveloped Land	3,418	—	—	3,418	—	3,418	90.0%
Westpark Portfolio	05/10/2016	Redmond	WA	Office/Flex/Industrial	36,085	92,354	6,588	135,027	(10,557)	124,470	100.0%
Crown Pointe	02/14/2017	Dunwoody	GA	Office	22,590	62,613	5,559	90,762	(5,734)	85,028	100.0%
125 John Carpenter	09/15/2017	Irving	TX	Office	2,755	76,010	8,840	87,605	(3,416)	84,189	100.0%
Marquette Plaza	03/01/2018	Minneapolis	MN	Office	10,387	71,385	4,470	86,242	(1,334)	84,908	100.0%
City Tower	03/06/2018	Orange	CA	Office	13,930	128,787	8,150	150,867	(2,166)	148,701	100.0%
Eight & Nine Corporate Centre	06/08/2018	Franklin	TN	Office	17,401	54,009	4,786	76,196	(127)	76,069	100.0%
					$196,052	$624,299	$39,677	$860,028	$(48,690)	$811,338
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
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2018
(unaudited)

Operating Leases
Certain of the Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of June 30, 2018, the leases, excluding options to extend and apartment leases (which have terms that are generally one year or less), had remaining terms of up to 13.9 years with a weighted-average remaining term of 4.6 years. Some of the leases have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from tenants in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash and assumed in real estate acquisitions related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $5.2 million and $4.3 million as of June 30, 2018 and December 31, 2017, respectively.
During the six months ended June 30, 2018 and 2017, the Company recognized deferred rent from tenants of $1.7 million and $1.4 million, respectively, net of lease incentive amortization. As of June 30, 2018 and December 31, 2017, the cumulative deferred rent receivable balance, including unamortized lease incentive receivables, was $8.6 million and $6.6 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $1.0 million and $0.8 million of unamortized lease incentives as of June 30, 2018 and December 31, 2017, respectively.
As of June 30, 2018, the future minimum rental income from the Company’s properties, excluding apartment leases, under non-cancelable operating leases was as follows (in thousands):

July 1, 2018 through December 31, 2018	$30,024
2019	58,632
2020	52,340
2021	45,997
2022	38,248
Thereafter	124,051
$349,292
As of June 30, 2018, the Company’s commercial real estate properties were leased to approximately 350 tenants over a diverse range of industries and geographic areas. No tenant industry concentration accounted for more than 10% of annualized base rent and no tenant accounted for more than 10% of annualized base rent. No material tenant credit issues have been identified at this time.
Geographic Concentration Risk
As of June 30, 2018, the Company’s real estate investments in California, Texas and Washington represented 14.8%, 13.3% and 11.3%, respectively, of the Company’s total assets.  As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the California, Texas and Washington real estate markets.  Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2018
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
Eight & Nine Corporate Centre
On June 8, 2018, the Company, through an indirect wholly owned subsidiary, acquired an office building consisting of two buildings containing an aggregate of 311,864 rentable square feet located on approximately 27.6 acres of land in Franklin, Tennessee (“Eight & Nine Corporate Centre”). The seller is not affiliated with the Company or the Advisor. The purchase price (net of closing credits) of Eight & Nine Corporate Centre was $73.0 million plus $1.2 million of capitalized acquisition costs. The Company recorded this acquisition as an asset acquisition and recorded $17.4 million to land, $54.0 million to building and improvements, $4.8 million to tenant origination and absorption costs and $2.0 million to below-market lease liabilities. The intangible assets and liabilities acquired in connection with this acquisition have weighted-average amortization periods as of the date of acquisition of 6.4 years for tenant origination and absorption costs and 7.4 years for below-market lease liabilities.
Recent Real Estate Land Sale
On February 28, 2018, the Company sold approximately 26 developable acres of Park Highlands undeveloped land for an aggregate sales price, net of closing credits, of $2.5 million, excluding closing costs. The purchasers are not affiliated with the Company or the Advisor. The Company recognized a gain on sale of $0.7 million related to the land sale, which is net of deferred profit of $0.3 million related to proceeds received from the purchaser for the value of land that was contributed to a master association which is consolidated by the Company.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2018
(unaudited)

4.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES
As of June 30, 2018 and December 31, 2017, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Cost	$39,677	$23,212	$3,731	$17	$(7,298)	$(3,636)
Accumulated Amortization	(8,331)	(5,733)	(144)	(7)	1,287	793
Net Amount	$31,346	$17,479	$3,587	$10	$(6,011)	$(2,843)
Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three and six months ended June 30, 2018 and 2017 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended June 30,		For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2018	2017	2018	2017	2018	2017
Amortization	$(2,088)	$(3,135)	$(111)	$(78)	$385	$1,221

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Six Months Ended June 30,		For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017	2018	2017
Amortization	$(3,625)	$(6,078)	$(155)	$(167)	$655	$2,204
Additionally, as of June 30, 2018 and December 31, 2017, the Company had recorded tax abatement intangible assets, net of amortization, which are included in prepaid expenses and other assets in the accompanying balance sheets, of $4.8 million and $5.3 million, respectively. During the three and six months ended June 30, 2018, the Company recorded amortization expense of $0.2 million and $0.5 million, respectively, related to tax abatement intangible assets. During the three and six months ended June 30, 2017, the Company recorded amortization expense of $0.2 million and $0.5 million, respectively, related to tax abatement intangible assets.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2018
(unaudited)

5.	REAL ESTATE EQUITY SECURITIES
As of June 30, 2018, the Company owned three investments in real estate equity securities. The following table sets forth the number of shares owned by the Company and the related carrying value of the shares as of June 30, 2018 and December 31, 2017 (dollars in thousands):

	June 30, 2018		December 31, 2017
Real Estate Equity Security	Number of Shares Owned	Total Carrying Value	Number of Shares Owned	Total Carrying Value
Whitestone REIT	3,768,189	$47,027	3,603,189	$51,922
Keppel-KBS US REIT	43,999,500	38,102	43,999,500	38,141
Franklin Street Properties Corp.	1,576,809	13,498	—	—
	49,344,498	$98,627	47,602,689	$90,063
During the six months ended June 30, 2018, the Company purchased 165,000 shares of common stock of Whitestone REIT (NYSE Ticker: WSR) for an aggregate purchase price of $1.9 million and 1,576,809 shares of common stock of Franklin Street Properties Corp. (NYSE Ticker: FSP) for an aggregate purchase price of $14.0 million.
On November 8, 2017, the Company acquired 43,999,500 shares of common units of Keppel-KBS US REIT (SGX Ticker: CMOU) in connection with the sale of 11 properties to Keppel-KBS US REIT. The Company agreed not to sell, transfer or assign 21,999,750 units of the Keppel-KBS US REIT issued to the Company at closing of the transaction until May 8, 2018 and the remaining 21,999,750 units until November 8, 2018 (the “Unit Lockout Periods”). As of June 30, 2018 and December 31, 2017, a lack of marketability discount of $0.6 million and $1.7 million, respectively, was recorded as a result of the remaining Unit Lockout Period.
The following summarizes the activity related to real estate equity securities for the six months ended June 30, 2018 (in thousands):

	Amortized Cost Basis	Unrealized Gains (Losses) (1)	Total
Real estate equity securities - December 31, 2017	$64,917	$25,146	$90,063
Acquisition of real estate equity securities	15,676	—	15,676
Acquisition fee to affiliate and purchase commission	175	—	175
Unrealized change in market value of real estate equity securities	—	(7,287)	(7,287)
Real estate equity securities - June 30, 2018	$80,768	$17,859	$98,627
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
During the three and six months ended June 30, 2018, the Company recognized $1.2 million and $2.3 million, respectively, of dividend income from real estate equity securities. During the three and six months ended June 30, 2017, the Company recognized $0.5 million of dividend income from real estate equity securities.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2018
(unaudited)

6.	REAL ESTATE DEBT SECURITIES
As of June 30, 2018, the Company owned an investment in real estate debt securities. The Company’s investment in real estate debt securities is classified as held to maturity, as the Company has the intent and ability to hold its investment until maturity, and it is not more likely than not that the Company would be required to sell its investment before recovery of the Company’s amortized cost basis.  The information for those real estate debt securities as of June 30, 2018 and December 31, 2017 is set forth below (in thousands):

Debt Securities Name	Dates Acquired	Debt Securities Type	Outstanding Principal Balance as of June 30, 2018 (1)	Book Value as of June 30, 2018 (2)	Book Value as of December 31, 2017(2)	Contractual Interest Rate (3)	Annualized Effective Interest Rate (3)	Maturity Date
Battery Point Series B Preferred Units	10/28/2016 / 03/30/2017 / 05/12/2017	Series B Preferred Units	$17,500	$17,879	$17,751	12.0%	11.1%	10/28/2019
_____________________
(1) Outstanding principal balance as of June 30, 2018 represents principal balance outstanding under the real estate debt securities.
(2) Book value of the real estate debt securities represents outstanding principal balance adjusted for unamortized acquisition discounts, origination fees and direct origination and acquisition costs and additional interest accretion.
(3) Contractual interest rate is the stated interest rate on the face of the real estate securities.  Annualized effective interest rate is calculated as the actual interest income recognized in 2018, using the interest method, annualized (if applicable) and divided by the average amortized cost basis of the investment.  The annualized effective interest rate and contractual interest rate presented are as of June 30, 2018.
The following summarizes the activity related to real estate debt securities for the six months ended June 30, 2018 (in thousands):

Real estate debt securities - December 31, 2017	$17,751
Deferred interest receivable and interest accretion	104
Accretion of commitment fee, net of closing costs	24
Real estate debt securities - June 30, 2018	$17,879
For the three and six months ended June 30, 2018 and 2017, interest income from real estate debt securities consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Contractual interest income	$490	$321	$884	$412
Interest accretion	9	78	104	121
Accretion of commitment fee, net of closing costs and acquisition fee	12	202	24	227
Interest income from real estate debt securities	$511	$601	$1,012	$760

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2018
(unaudited)

7.	REAL ESTATE SALES
As of June 30, 2018, the Company classified one office property as held for sale. During the three and six months ended June 30, 2018, the Company did not dispose of any real estate properties. During the year ended December 31, 2017, the Company disposed of 12 office properties.
The following summary presents the major components of assets and liabilities related to real estate held for sale as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Assets related to real estate held for sale
Real estate, cost	$35,739	$35,308
Accumulated depreciation and amortization	(5,055)	(4,663)
Real estate, net	30,684	30,645
Other assets	1,945	1,965
Total assets related to real estate held for sale	$32,629	$32,610
Liabilities related to real estate held for sale
Notes payable, net	27,566	27,515
Total liabilities related to real estate held for sale	$27,566	$27,515
The operations of properties sold and real estate held for sale and related gain on sales are included in continuing operations on the accompanying statements of operations. The following table summarizes certain revenue and expenses related to these properties for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues
Rental income	$1,049	$17,621	$2,070	$36,134
Tenant reimbursements and other operating income	111	5,477	251	10,482
Total revenues	$1,160	$23,098	$2,321	$46,616
Expenses
Operating, maintenance, and management	$506	$6,208	$433	$12,751
Real estate taxes and insurance	154	3,376	287	6,479
Asset management fees to affiliate	137	1,401	272	2,826
Depreciation and amortization	122	7,825	483	16,232
Interest expense	282	3,676	540	7,000
Total expenses	$1,201	$22,486	$2,015	$45,288

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2018
(unaudited)

8.	NOTES AND BONDS PAYABLE
As of June 30, 2018 and December 31, 2017, the Company’s notes and bonds payable, including notes payable related to real estate held for sale, consisted of the following (dollars in thousands):

	Book Value as of June 30, 2018	Book Value as of December 31, 2017	Contractual Interest Rate as of June 30, 2018 (1)	Effective Interest Rate at June 30, 2018 (1)	Payment Type	Maturity Date (2)
Richardson Portfolio Mortgage Loan	$32,586	$36,886	One-Month LIBOR + 2.10%	4.08%	Principal & Interest	11/01/2018
Portfolio Mortgage Loan (3)	9,140	9,877	One-Month LIBOR + 2.25%	4.23%	Principal & Interest	07/01/2019
Burbank Collection Mortgage Loan	10,837	10,958	One-Month LIBOR + 2.35%	4.41%	Principal & Interest	09/30/2018
1180 Raymond Bond Payable	6,370	6,460	6.50%	6.50%	Principal & Interest	09/01/2036
Central Building Mortgage Loan	27,600	27,600	One-Month LIBOR + 1.75%	3.73%	Interest Only	11/13/2018(4)
424 Bedford Mortgage Loan	23,998	24,282	3.91%	3.91%	Principal & Interest	10/01/2022
1180 Raymond Mortgage Loan	30,821	31,000	One-Month LIBOR + 2.25%	4.23%	Principal & Interest	12/01/2018
KBS SOR (BVI) Holdings, Ltd. Series A Debentures (5)	265,285	278,801	4.25%	4.25%	(5)	03/01/2023
Westpark Portfolio Mortgage Loan	85,200	85,200	One-Month LIBOR + 2.50%	4.48%	Interest Only (6)	07/01/2020
Crown Pointe Mortgage Loan	51,171	50,500	One-Month LIBOR + 2.60%	4.58%	Interest Only	02/13/2020
125 John Carpenter Mortgage Loan	50,130	50,130	(7)	3.74%	Interest Only	10/01/2022
City Tower Mortgage Loan	89,000	—	One-Month LIBOR + 1.55%	3.53%	Interest Only	03/05/2021
Marquette Plaza Mortgage Loan	50,800	—	One-Month LIBOR + 1.55%	3.56%	Interest Only	06/06/2021
Eight & Nine Corporate Centre Mortgage Loan	43,880	—	One-Month LIBOR + 1.60%	3.58%	Interest Only	06/08/2021
Total Notes and Bonds Payable principal outstanding	776,818	611,694
Net Premium/(Discount) on Notes and Bonds Payable (8)	167	137
Deferred financing costs, net	(9,769)	(8,788)
Total Notes and Bonds Payable, net	$767,216	$603,043
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of June 30, 2018. Effective interest rate is calculated as the actual interest rate in effect as of June 30, 2018 (consisting of the contractual interest rate and contractual floor rates), using interest rate indices at June 30, 2018, where applicable.
(2) Represents the initial maturity date or the maturity date as extended as of June 30, 2018; subject to certain conditions, the maturity dates of certain loans may be extended beyond the date shown.
(3) The Portfolio Mortgage Loan is secured by Park Centre.
(4) On July 17, 2018, the Central Building Mortgage Loan was repaid. See note 15, “Subsequent Events – Real Estate Disposition Subsequent to June 30, 2018.”
(5) See “ – Israeli Bond Financing” below.
(6) Represents the payment type required under the loan as of June 30, 2018. Certain future monthly payments due under this loan also include amortizing principal payments. For more information of the Company’s contractual obligations under its notes and bonds payable, see five-year maturity table below.
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
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2018
(unaudited)

During the three and six months ended June 30, 2018, the Company incurred $7.8 million and $14.4 million, respectively, of interest expense. Included in interest expense for the three and six months ended June 30, 2018 was $0.9 million and $1.7 million, respectively, of amortization of deferred financing costs. Additionally, during the three and six months ended June 30, 2018, the Company capitalized $0.6 million and $1.3 million, respectively, of interest related to its investments in undeveloped land. During the three and six months ended June 30, 2017, the Company incurred $10.3 million and $19.7 million, respectively, of interest expense. Included in interest expense for the three and six months ended June 30, 2017 was $1.3 million and $2.6 million, respectively, of amortization of deferred financing costs. Additionally, during the three and six months ended June 30, 2017, the Company capitalized $0.6 million and $1.1 million, respectively, of interest related to its investments in undeveloped land.
As of June 30, 2018 and December 31, 2017, the Company’s interest payable was $5.4 million and $5.1 million, respectively.
The following is a schedule of maturities, including principal amortization payments, for all notes and bonds payable outstanding as of June 30, 2018 (in thousands):

July 1, 2018 through December 31, 2018	$103,416
2019	63,350
2020	188,742
2021	237,616
2022	125,227
Thereafter	58,467
$776,818
The Company’s notes payable contain financial debt covenants. As of June 30, 2018, the Company was in compliance with all of these debt covenants.
Israeli Bond Financing
On March 2, 2016, KBS Strategic Opportunity BVI, a wholly owned subsidiary of the Company, filed a final prospectus with the Israel Securities Authority for a proposed offering of up to 1,000,000,000 Israeli new Shekels of Series A debentures (the “Debentures”) at an annual interest rate not to exceed 4.25%. On March 1, 2016, KBS Strategic Opportunity BVI commenced the institutional tender of the Debentures and accepted application for 842.5 million Israeli new Shekels. On March 7, 2016, KBS Strategic Opportunity BVI commenced the public tender of the Debentures and accepted 127.7 million Israeli new Shekels.  In the aggregate, KBS Strategic Opportunity BVI accepted 970.2 million Israeli new Shekels (approximately $249.2 million as of March 8, 2016) in both the institutional and public tenders at an annual interest rate of 4.25%.  KBS Strategic Opportunity BVI issued the Debentures on March 8, 2016. The terms of the Debentures require principal installment payments equal to 20% of the face value of the Debentures on March 1st of each year from 2019 to 2023. As of June 30, 2018, the Company has one foreign currency option for an aggregate notional amount of $285.4 million to hedge its exposure to foreign currency exchange rate movements. See note 9, “Derivative Instruments” for a further discussion on the Company’s foreign currency option.
The deed of trust that governs the terms of the Debentures contains various financial covenants. As of June 30, 2018, the Company was in compliance with all of these financial debt covenants.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2018
(unaudited)

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
As of June 30, 2018, the Company had entered into a foreign currency option, a USD put/ILS call option, to hedge against a change in the exchange rate of the Israeli new Shekel versus the U.S. Dollar as it has the right, but not the obligation, to purchase up to 970.2 million Israeli Shekels at the rate of ILS 3.4 per USD. The cost of the foreign currency option was $3.4 million. The following table summarizes the notional amount and other information related to the Company’s foreign currency option as of June 30, 2018. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (currency in thousands):

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
As of June 30, 2018, the Company had entered into two interest rate caps, which were not designated as a hedging instruments. The following table summarizes the notional amounts and other information related to the Company’s derivative instruments as of June 30, 2018. The notional amount is an indication of the extent of the Company’s involvement in the instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

Derivative Instrument	Effective Date	Maturity Date	Notional Value	Reference Rate
Interest rate cap	02/21/2017	02/13/2020	$46,875	One-month LIBOR at 3.00%
Interest rate cap	04/02/2018	03/05/2021	$77,513	One-month LIBOR at 3.50%
The following table sets forth the fair value of the Company’s derivative instruments as well as their classification on the consolidated balance sheets as of June 30, 2018 and December 31, 2017 (dollars in thousands):

		June 30, 2018		December 31, 2017
Derivative Instruments	Balance Sheet Location	Number of Instruments	Fair Value	Number of Instruments	Fair Value
Derivative instruments not designated as hedging instruments
Interest rate caps	Prepaid expenses and other assets	2	$146	1	$14
Foreign currency option	Prepaid expenses and other assets	1	$—	1	$4,243

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2018
(unaudited)

The change in fair value of foreign currency options and collars that are not designated as cash flow hedges are recorded as foreign currency transaction gains or losses in the accompanying consolidated statements of operations. During the three months ended June 30, 2018, the Company recognized a $2.2 million loss related to the foreign currency option, which is shown net against $12.3 million of foreign currency transaction gain in the accompanying consolidated statements of operations as foreign currency transaction gain, net. During the six months ended June 30, 2018, the Company recognized a $4.3 million loss related to the foreign currency option, which is shown net against $13.4 million of foreign currency transaction gain in the accompanying consolidated statements of operations as foreign currency transaction gain, net. During the three months ended June 30, 2017, the Company recognized a $7.8 million gain related to the foreign currency collars, which is shown net against $10.2 million of foreign currency transaction loss in the accompanying consolidated statements of operations as foreign currency transaction loss, net, respectively. During the six months ended June 30, 2017, the Company recognized a $19.0 million gain related to the foreign currency collars, which is shown net against $26.1 million of foreign currency transaction loss in the accompanying consolidated statements of operations as foreign currency transaction loss, net. During the three and six months ended June 30, 2018, the Company recorded unrealized losses of $62,000 and $31,000, respectively, on interest rate caps, which were included in interest expense on the accompanying consolidated statements of operations. During the three and six months ended June 30, 2017, the Company recorded unrealized losses of $31,000 and $88,000, respectively, on interest rate caps, which were included in interest expense on the accompanying consolidated statements of operations.

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
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2018
(unaudited)

Real estate equity securities: The Company’s Whitestone REIT and Franklin Street Properties Corp. real estate equity securities are presented at fair value on the accompanying consolidated balance sheet. The fair values of Whitestone REIT and Franklin Street Properties Corp. real estate equity securities were based on quoted prices in an active market on a major stock exchange. The Company classifies these inputs as Level 1 inputs. As of June 30, 2018, the Company owned 43,999,500 shares of common units of Keppel-KBS US REIT. The fair value measurement on 21,999,750 shares are based on a quoted price in an active market on a major stock exchange. The Company classifies these inputs as Level 1 inputs. The fair value measurement on the remaining 21,999,750 shares are based on a quoted price in an active market on a major stock exchange, adjusted for the lack of marketability during the remaining Unit Lockout Period. The Company utilized inputs, all of which were deemed to be significant, including the quoted stock price, risk-free rate and expected volatility, in determining the value of the shares and the Company notes that the most significant input in its valuation model is the quoted price in an active market. However, as the valuation of the stock is adjusted for the lack of marketability using market-corroborated inputs, the Company categorizes the measurement of such securities as Level 2 inputs.
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
Notes and bonds payable: The fair values of the Company’s notes and bonds payable are estimated using a discounted cash flow analysis based on management’s estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio, type of collateral and other credit enhancements. Additionally, when determining the fair value of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available, the Company measures fair value using (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as assets or (ii) another valuation technique that is consistent with the principles of fair value measurement, such as the income approach or the market approach. The Company classifies these inputs as Level 3 inputs. The Company’s bonds issued in Israel are publicly traded on the Tel-Aviv Stock Exchange. The Company used the quoted price as of June 30, 2018 for the fair value of its bonds issued in Israel. The Company classifies this input as a Level 1 input.
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
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2018
(unaudited)

The following were the face values, carrying amounts and fair values of the Company’s financial instruments as of June 30, 2018 and December 31, 2017, which carrying amounts do not approximate the fair values (in thousands):

	June 30, 2018			December 31, 2017
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial asset:
Real estate debt securities	$17,500	$17,879	$17,461	$17,500	$17,751	$17,386
Financial liabilities:
Notes and bond payable	$511,533	$507,452	$516,473	$332,893	$330,727	$335,212
KBS SOR (BVI) Holdings, Ltd. Series A Debentures	$265,285	$259,764	$274,093	$278,801	$272,316	$296,069
Disclosure of the fair value of financial instruments is based on pertinent information available to the Company as of the period end and requires a significant amount of judgment. This has made the estimation of fair values difficult and, therefore, both the actual results and the Company’s estimate of value at a future date could be materially different.
As of June 30, 2018, the Company measured the following assets at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Real estate equity securities	$98,627	$79,885	$18,742	$—
Asset derivative - interest rate caps	$146	$—	$146	$—
Asset derivative - foreign currency option	$—	$—	$—	$—

11.	RELATED PARTY TRANSACTIONS
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
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2018
(unaudited)

On January 6, 2014, the Company, together with KBS REIT I, KBS REIT II, KBS REIT III, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT II, the Dealer Manager, the Advisor and other KBS-affiliated entities, entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage are shared. The cost of these lower tiers is allocated by the Advisor and its insurance broker among each of the various entities covered by the program, and is billed directly to each entity. The allocation of these shared coverage costs is proportionate to the pricing by the insurance marketplace for the first tiers of directors and officers liability coverage purchased individually by each REIT. The Advisor’s and the Dealer Manager’s portion of the shared lower tiers’ cost is proportionate to the respective entities’ prior cost for the errors and omissions insurance. In June 2015, KBS Growth & Income REIT was added to the insurance program at terms similar to those described above. KBS REIT I elected to cease participation in the program at the June 2017 renewal and obtained separate insurance coverage. At renewal in June 2018, the Company, KBS Strategic Opportunity REIT II and KBS Legacy Partners Apartment REIT elected to cease participation in the program and obtain separate insurance coverage. The Company, together with KBS Strategic Opportunity REIT II, entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage are shared. The cost of these lower tiers is allocated by the Advisor and its insurance broker among each REIT covered by the program, and is billed directly to each REIT. The program is effective through June 30, 2019.
During the three and six months ended June 30, 2018 and 2017, no other business transactions occurred between the Company and these other KBS-sponsored programs.
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three and six months ended June 30, 2018 and 2017, respectively, and any related amounts payable as of June 30, 2018 and December 31, 2017 (in thousands):

	Incurred				Payable as of
	Three Months Ended June 30,		Six Months Ended June 30,		June 30, 2018	December 31, 2017
	2018	2017	2018	2017
Expensed
Asset management fees	$2,217	$2,856	$4,043	$5,603	$—	$—
Reimbursable operating expenses (1)	115	64	198	133	39	26
Disposition fees (2)	—	785	—	785	—	—
Capitalized
Acquisition fees on real estate	734	—	3,094	836	—	—
Acquisition fees on real estate equity securities	9	386	157	386	—	—
	$3,075	$4,091	$7,492	$7,743	$39	$26
_____________________
(1) The Advisor may seek reimbursement for certain employee costs under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $78,000 and $161,000 for the three and six months ended June 30, 2018, respectively, and $64,000 and $119,000 for the three and six months ended June 30, 2017, respectively, and were the only employee costs reimbursed under the Advisory Agreement during these periods. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company’s direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company.
(2) Disposition fees with respect to real estate sold are included in the gain on sale of real estate in the accompanying consolidated statements of operations.
During the three and six months ended June 30, 2018, the Advisor reimbursed the Company $0.1 million for a property insurance rebate. During the three and six months ended June 30, 2017, the Advisor reimbursed the Company $0.4 million for expenses incurred to evaluate certain strategic transactions for which the Advisor has agreed to reimburse the Company and $0.1 million for a property insurance rebate.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2018
(unaudited)

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

12.	INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
As of June 30, 2018 and December 31, 2017, the Company’s investments in unconsolidated joint ventures were composed of the following (dollars in thousands):

				Investment Balance at
Joint Venture	Number of Properties	Location	Ownership %	June 30, 2018	December 31, 2017
NIP Joint Venture	4	Various	Less than 5.0%	$2,514	$3,674
110 William Joint Venture	1	New York, New York	60.0%	4,058	7,160
353 Sacramento Joint Venture	1	San Francisco, California	55.0%	44,414	44,743
				$50,986	$55,577
Investment in National Industrial Portfolio Joint Venture
On May 18, 2012, the Company, through an indirect wholly owned subsidiary, entered into a joint venture (the “NIP Joint Venture”) with OCM NIP JV Holdings, L.P. and HC KBS NIP JV, LLC (“HC-KBS”). The NIP Joint Venture has invested in a portfolio of industrial properties. The Company made an initial capital contribution of $8.0 million which represents less than a 5.0% ownership interest in the NIP Joint Venture as of June 30, 2018. Prior to the Company’s adoption of ASU No. 2016-01 on January 1, 2018, the Company accounted for its investment in the NIP Joint Venture using the cost method of accounting.  Effective January 1, 2018, the Company elected to measure its investment in the NIP Joint Venture, which is an equity investment without a readily determinable value, at its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer.
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
As of June 30, 2018 and December 31, 2017, the book value of the Company’s investment in the NIP Joint Venture was $2.5 million and $3.7 million, respectively. During the three months ended June 30, 2018, the Company received a distribution of $0.9 million related to its investment in the NIP Joint Venture. The Company recognized $0.1 million of income distributions and $0.8 million of return of capital from the NIP Joint Venture. During the six months ended June 30, 2018, the Company received a distribution of $1.3 million related to its investment in the NIP Joint Venture. The Company recognized $0.2 million of income distributions and $1.1 million of return of capital from the NIP Joint Venture. During the three months ended June 30, 2017, the Company did not receive any distributions related to its investment in the NIP Joint Venture. During the six months ended June 30, 2017, the Company received a distribution of $2.9 million related to its investment in the NIP Joint Venture. The Company recognized $1.9 million of income distributions and $1.0 million of return of capital from the NIP Joint Venture.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2018
(unaudited)

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
As of June 30, 2018 and December 31, 2017, the book value of the Company’s investment in the 110 William Joint Venture was $4.1 million and $7.2 million, respectively, which includes $1.5 million of unamortized acquisition fees and expenses incurred directly by the Company. During the six months ended June 30, 2017, the 110 William Joint Venture made a $58.2 million return of capital distribution to the Company and a $38.8 million return of capital distribution to the 110 William JV Partner funded with proceeds from the 110 William refinancing.
Summarized financial information for the 110 William Joint Venture follows (in thousands):

	June 30, 2018	December 31, 2017
Assets:
Real estate assets, net of accumulated depreciation and amortization	$240,577	$248,269
Other assets	34,886	32,331
Total assets	$275,463	$280,600
Liabilities and equity:
Notes payable, net	$263,377	$260,108
Other liabilities	7,745	11,016
Partners’ capital	4,341	9,476
Total liabilities and equity	$275,463	$280,600

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues	$9,951	$9,322	$19,760	$17,714
Expenses:
Operating, maintenance, and management	2,296	2,370	4,763	4,766
Real estate taxes and insurance	1,655	1,472	3,290	3,088
Depreciation and amortization	4,126	4,381	8,345	7,614
Interest expense	4,418	3,799	8,535	5,198
Total expenses	12,495	12,022	24,933	20,666
Other income	24	14	38	28
Net loss	$(2,520)	$(2,686)	$(5,135)	$(2,924)
Company’s equity in loss of unconsolidated joint venture	$(1,522)	$(1,622)	$(3,102)	$(1,776)

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2018
(unaudited)

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
As of June 30, 2018 and December 31, 2017, the book value of the Company’s investment in the 353 Sacramento Joint Venture was $44.4 million and $44.7 million, respectively. During the three and six months ended June 30, 2018, the Company made a $1.3 million contribution to the 353 Sacramento Joint Venture.
Summarized financial information for the 353 Sacramento Joint Venture follows (in thousands):

	June 30, 2018	December 31, 2017
Assets:
Real estate assets, net of accumulated depreciation and amortization	$172,339	$171,066
Other assets	8,574	6,472
Total assets	$180,913	$177,538
Liabilities and equity:
Notes payable, net	$94,191	$89,423
Other liabilities	6,393	7,313
Partners’ capital	80,329	80,802
Total liabilities and equity	$180,913	$177,538

	For the Three Months Ended June 30, 2018	For the Six Months Ended June 30, 2018
Revenues	$2,627	$5,296
Expenses:
Operating, maintenance, and management	891	1,769
Real estate taxes and insurance	605	1,217
Depreciation and amortization	1,387	2,837
Interest expense	1,348	2,587
Total expenses	4,231	8,410
Net loss	$(1,604)	$(3,114)
Company’s equity in loss of unconsolidated joint venture	$(851)	$(1,649)

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2018
(unaudited)

13.	SUPPLEMENTAL CASH FLOW AND SIGNIFICANT NONCASH TRANSACTION DISCLOSURES
Supplemental cash flow and significant noncash transaction disclosures were as follows (in thousands):

	Six Months Ended June 30,
	2018	2017
Supplemental Disclosure of Cash Flow Information:
Interest paid, net of capitalized interest of $1,282 and $1,142 for the six months ended June 30, 2018 and 2017, respectively	$12,247	$16,257
Supplemental Disclosure of Significant Noncash Transactions:
Application of escrow deposits to acquisition of real estate	—	2,000
Increase in accrued improvements to real estate	1,265	3,551
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	964	5,817
Distributions paid to common stockholders through common stock issuances pursuant to the December 2017 special dividend	150,299	—

14.	COMMITMENTS AND CONTINGENCIES
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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Although there can be no assurance, the Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations as of June 30, 2018. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities.
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
June 30, 2018
(unaudited)

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
On April 4, 2018, the Company’s stockholders approved the acceleration of the payment of such incentive compensation, subject to certain conditions. Such accelerated payment would require approval by a special committee of the Company’s board of directors in connection with the anticipated conversion of the Company into a net asset value REIT. The Advisor estimated the fair value of this liability to be as much as $34 million as of June 30, 2018, based on a hypothetical liquidation of the assets and liabilities at their estimated fair values, after considering the impact of any potential closing costs and fees related to the disposition of real estate properties. The fair value of the Incentive Fee liability as of June 30, 2018 is based on the estimated fair values of the Company’s assets and liabilities as of that date and changes to the fair values of assets and liabilities could have a material impact to the Incentive Fee calculation. The Incentive Fee is not currently payable to the Advisor, as it remains subject to further approval by the special committee and the Company’s conversion to a perpetual-life NAV REIT, and there is no guarantee that it will ever be payable.

15.	SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Partial Real Estate Land Sale Subsequent to June 30, 2018
Park Highlands
On July 2, 2018, the Company sold approximately 83 developable acres of Park Highlands undeveloped land for an aggregate sales price, net of closing credits, of $18.2 million, excluding closing costs. The purchasers are not affiliated with the Company or the Advisor.
Real Estate Disposition Subsequent to June 30, 2018
Central Building
On July 17, 2018, the Company sold the Central Building to a purchaser unaffiliated with the Company or the Advisor, for $67.5 million before closing costs and credits. As of June 30, 2018, the carrying value of the Central Building was $32.6 million, which was net of $5.1 million of accumulated depreciation and amortization.
On July 17, 2018, in connection with the disposition of the Central Building, the Company repaid $27.6 million of the outstanding principal balance due under the Central Building mortgage loan.

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

•
We have focused, and may continue to focus, our investments in non-performing real estate and real estate-related loans, real estate-related loans secured by non-stabilized assets and real estate-related securities, which involve more risk than investments in performing real estate and real estate-related assets

All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017 and in Part II, Item IA of our Quarterly Report on Form 10-Q for the period ended March 31, 2018, both as filed with the Securities and Exchange Commission (the “SEC”).

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
On January 8, 2009, we filed a registration statement on Form S-11 with the SEC to offer a minimum of 250,000 shares and a maximum of 140,000,000 shares of common stock for sale to the public, of which 100,000,000 shares were registered in our primary offering and 40,000,000 shares were registered under our dividend reinvestment plan. We ceased offering shares of common stock in our primary offering on November 14, 2012. We sold 56,584,976 shares of common stock in the primary offering for gross offering proceeds of $561.7 million. We continue to offer shares of common stock under the dividend reinvestment plan. As of June 30, 2018, we had sold 6,704,217 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $75.0 million. Also as of June 30, 2018, we had redeemed 21,972,263 of the shares sold in our offering for $266.9 million. As of June 30, 2018, we had issued 13,069,487 shares of common stock in connection with the December 2017 special dividend. Additionally, on December 29, 2011 and October 23, 2012, we issued 220,994 shares and 55,249 shares of common stock, respectively, for $2.0 million and $0.5 million, respectively, in private transactions exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.
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
As of June 30, 2018, we consolidated seven office properties (of which one office property was held for sale), one office portfolio consisting of four office buildings and 14 acres of undeveloped land, one office/flex/industrial portfolio consisting of 21 buildings, one retail property, two apartment properties, three investments in undeveloped land with approximately 1,100 developable acres, and owned three investments in unconsolidated joint ventures, an investment in real estate debt securities and three investments in real estate equity securities.
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
We sold 56,584,976 shares of common stock in the primary portion of our initial public offering for gross offering proceeds of $561.7 million. We ceased offering shares in the primary portion of our initial public offering on November 14, 2012. We continue to offer shares of common stock under the dividend reinvestment plan. As of June 30, 2018, we had sold 6,704,217 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $75.0 million. To date, we have invested all of the net proceeds from our initial public offering in real estate and real estate-related investments. We intend to use our cash on hand, proceeds from asset sales, proceeds from debt financing, cash flow generated by our real estate operations and real estate-related investments and proceeds from our dividend reinvestment plan as our primary sources of immediate and long-term liquidity.
Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures and corporate general and administrative expenses.  Cash flow from operations from our real estate investments is primarily dependent upon the occupancy levels of our properties, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures.  As of June 30, 2018, our office and retail properties were collectively 77% occupied and our apartment properties were collectively 94% occupied.
Investments in real estate debt securities generate cash flow in the form of interest income, which are reduced by loan service fees, asset management fees and corporate general and administrative expenses. Investments in real estate equity securities generate cash flow in the form of dividend income, which is reduced by asset management fees. As of June 30, 2018, we had an investment in real estate debt securities outstanding with a total book value of $17.9 million and three investments in real estate equity securities outstanding with a total carrying value of $98.6 million.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee of our board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expense reimbursements for the four fiscal quarters ended June 30, 2018 did not exceed the charter-imposed limitation.
For the six months ended June 30, 2018, our cash needs for capital expenditures, redemptions of common stock and debt servicing were met with proceeds from debt financing, proceeds from our dividend reinvestment plan and cash on hand. Operating cash needs during the same period were met through cash flow generated by our real estate and real estate-related investments and cash on hand. As of June 30, 2018, we had outstanding debt obligations in the aggregate principal amount of $776.8 million, with a weighted-average remaining term of 1.9 years. As of June 30, 2018, we had a total of $158.2 million of debt obligations scheduled to mature within 12 months of that date. We plan to exercise our extension options available under our loan agreements or pay down or refinance the related notes payable prior to their maturity dates.
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

Cash Flows from Operating Activities
As of June 30, 2018, we consolidated seven office properties (of which one office property was held for sale), one office portfolio consisting of four office buildings and 14 acres of undeveloped land, one office/flex/industrial portfolio consisting of 21 buildings, one retail property, two apartment properties, three investments in undeveloped land with approximately 1,100 developable acres, and owned three investments in unconsolidated joint ventures, an investment in real estate debt securities and three investments in real estate equity securities. During the six months ended June 30, 2018, net cash provided by operating activities was $0.6 million. We expect that our cash flows from operating activities will increase in future periods as a result of owning assets acquired during 2018 for an entire period, leasing additional space that is currently unoccupied and anticipated future acquisitions of real estate and real estate-related investments. However, our cash flows from operating activities may decrease to the extent that we dispose of additional assets.
Cash Flows from Investing Activities
Net cash used in investing activities was $339.3 million for the six months ended June 30, 2018 and primarily consisted of the following:

•	Acquisition of three office properties for $312.3 million;

•	Investment in real estate equity securities of $15.9 million;

•	Improvements to real estate of $14.1 million;

•	Proceeds from the sale of 26 acres of undeveloped land of $2.6 million;

•	Reimbursement of construction costs of $1.6 million;

•	Contribution to an unconsolidated joint venture of $1.3 million;

•	Distribution of capital from an unconsolidated joint venture of $1.2 million;

•	Funding of development obligations of $0.9 million; and

•	Purchase of an interest rate cap for $0.2 million.
Cash Flows from Financing Activities
Net cash provided by financing activities was $22.7 million for the six months ended June 30, 2018 and consisted primarily of the following:

•
$176.0 million of net cash provided by debt and other financings as a result of proceeds from notes payable of $184.4 million, partially offset by principal payments on notes and bonds payable of $5.7 million and payments of deferred financing costs of $2.7 million;

•	$115.1 million of cash used for redemptions of common stock;

•	$38.6 million of net cash distributions to stockholders, after giving effect to distributions reinvested by stockholders of $1.0 million;

•	$0.7 million of contributions from noncontrolling interests; and

•	$0.3 million of payments made in connection with a potential offering.
In order to execute our investment strategy, we utilize secured debt and we may, to the extent available, utilize unsecured debt, to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinancing and interest risks, are properly balanced with the benefit of using leverage. There is no limitation on the amount we may borrow for any single investment. Our charter limits our total liabilities such that our total liabilities may not exceed 75% of the cost of our tangible assets; however, we may exceed that limit if a majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our common stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of June 30, 2018, our borrowings and other liabilities were approximately 72% and 70% and of the cost (before depreciation and other noncash reserves) and book value (before depreciation) of our tangible assets, respectively.
In March 2016, we, through a wholly-owned subsidiary, issued 970.2 million Israeli new Shekels (approximately $249.2 million as of March 8, 2016) in 4.25% bonds to investors in Israel pursuant to a public offering registered in Israel. The bonds have a seven year term, with principal payable in five equal annual installments from 2019 to 2023. We have used a majority of the proceeds from the issuance of these bonds to make additional investments.

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
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of June 30, 2018 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2018	2019-2020	2021-2022	Thereafter
Outstanding debt obligations (1)	$776,818	$103,416	$252,092	$362,843	$58,467
Interest payments on outstanding debt obligations (2)	77,637	15,299	44,294	14,905	3,139
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts, maturity dates, foreign currency rates and interest rates in effect at June 30, 2018. We incurred interest expense of $14.0 million, excluding amortization of deferred financing costs of $1.7 million and including interest capitalized of $1.3 million, for the six months ended June 30, 2018.

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
On April 4, 2018, our stockholders approved the acceleration of the payment of such incentive compensation, subject to certain conditions. Such accelerated payment would require approval by a special committee of our board of directors in connection with our anticipated conversion into a net asset value REIT. Our advisor estimated the fair value of this liability to be as much as $34 million as of June 30, 2018, based on a hypothetical liquidation of the assets and liabilities at their estimated fair values, after considering the impact of any potential closing costs and fees related to the disposition of real estate properties. The fair value of the Incentive Fee liability as of June 30, 2018 is based on the estimated fair values of our assets and liabilities as of that date and changes to the fair values of assets and liabilities could have a material impact to the Incentive Fee calculation. The Incentive Fee is not currently payable to our advisor, as it remains subject to further approval by the special committee and our conversion to a perpetual-life NAV REIT, and there is no guarantee that it will ever be payable.
Results of Operations
Overview
As of June 30, 2017, we owned 11 office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 14 acres of undeveloped land, one office portfolio consisting of three office properties, one office/flex/industrial portfolio consisting of 21 buildings, one retail property, two apartment properties, three investments in undeveloped land with approximately 1,100 developable acres, two investments in unconsolidated joint ventures, an investment in real estate debt securities and an investment in real estate equity securities. As of June 30, 2018, we owned seven office properties (of which one office property was held for sale), one office portfolio consisting of four office buildings and 14 acres of undeveloped land, one office/flex/industrial portfolio consisting of 21 buildings, one retail property, two apartment properties, three investments in undeveloped land with approximately 1,100 developable acres, three investments in unconsolidated joint ventures, an investment in real estate debt securities and three investments in real estate equity securities. Our results of operations for the three and six months ended June 30, 2018 may not be indicative of those in future periods due to acquisition and disposition activities. Additionally, the occupancy in our properties has not been stabilized. As of June 30, 2018, our office and retail properties were collectively 77% occupied. However, due to the amount of near-term lease expirations, we do not put significant emphasis on quarterly changes in occupancy (positive or negative) in the short run. Our underwriting and valuations are generally more sensitive to “terminal values” that may be realized upon the disposition of the assets in the portfolio and less sensitive to ongoing cash flows generated by the portfolio in the years leading up to an eventual sale. There are no guarantees that occupancies of our assets will increase, or that we will recognize a gain on the sale of our assets. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of leasing additional space and acquiring additional assets but decrease due to disposition activity.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparison of the three months ended June 30, 2018 versus the three months ended June 30, 2017
The following table provides summary information about our results of operations for the three months ended June 30, 2018 and 2017 (dollar amounts in thousands):

	Three Months Ended June 30,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions/ Originations/ Dispositions (1)	$ Change Due to Investments Held Throughout Both Periods (2)
	2018	2017
Rental income	$18,915	$31,704	$(12,789)	(40)%	$(12,889)	$100
Tenant reimbursements	3,703	6,456	(2,753)	(43)%	(2,999)	246
Other operating income	952	987	(35)	(4)%	(33)	(2)
Interest income from real estate debt securities	511	601	(90)	(15)%	—	(90)
Dividend income from real estate equity securities	1,209	489	720	147%	720	—
Operating, maintenance, and management costs	7,571	11,299	(3,728)	(33)%	(3,826)	98
Real estate taxes and insurance	3,435	5,415	(1,980)	(37)%	(2,076)	96
Asset management fees to affiliate	2,217	2,856	(639)	(22)%	(672)	33
General and administrative expenses	2,250	1,378	872	63%	n/a	n/a
Foreign currency transaction (gain) loss, net	(10,111)	2,426	(12,537)	(517)%	n/a	n/a
Depreciation and amortization	9,042	15,307	(6,265)	(41)%	(5,328)	(937)
Interest expense	7,819	10,324	(2,505)	(24)%	(2,936)	431
Income from unconsolidated joint venture	131	—	131	n/a	—	131
Equity in loss of unconsolidated joint ventures	(2,373)	(1,622)	(751)	46%	(851)	100
Other interest income	419	171	248	145%	n/a	n/a
Unrealized gain on real estate equity securities	8,724	—	8,724	n/a	8,724	—
Gain on sale of real estate	25	34,028	(34,003)	(100)%	(34,003)	—
_____________________
(1) Represents the dollar amount increase (decrease) for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 related to real estate and real estate-related investments acquired, originated, repaid, disposed or deconsolidated on or after April 1, 2017.
(2) Represents the dollar amount increase (decrease) for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 with respect to real estate and real estate-related investments owned by us during the entirety of both periods presented.
Rental income and tenant reimbursements decreased from $31.7 million and $6.5 million, respectively, for the three months ended June 30, 2017 to $18.9 million and $3.7 million, respectively, for the three months ended June 30, 2018, primarily as a result of the sale of 11 properties to a newly formed real estate investment trust that was listed on the Singapore Stock Exchange (the “the Singapore Portfolio”) and 50 Congress Street, partially offset by properties acquired in 2018. The occupancy of our office and retail properties, collectively, held throughout both periods decreased from 78% as of June 30, 2017 to 77% as of June 30, 2018 and the occupancy of our apartment properties, collectively, held throughout both periods decreased from 96% as of June 30, 2017 to 94% as of June 30, 2018. Annualized base rent per square foot increased from $19.27 as of June 30, 2017 to $20.22 as of June 30, 2018 related to properties (excluding apartments) held throughout both periods. We expect rental income and tenant reimbursements to increase in future periods as a result of owning the properties acquired during 2018 for an entire period, leasing additional space and to the extent we acquire additional properties, but to decrease to the extent we dispose of properties.
Dividend income from real estate equity securities increased from $0.5 million for the three months ended June 30, 2017 to $1.2 million for the three months ended June 30, 2018, as a result of additional real estate equity securities acquired. We expect dividend income from real estate equity securities to increase in future periods as a result of owning the real estate equity securities acquired in 2018 for an entire period but to decrease to the extent we sell any of the securities.
Property operating costs and real estate taxes and insurance decreased from $11.3 million and $5.4 million, respectively, for the three months ended June 30, 2017 to $7.6 million and $3.4 million, respectively, for the three months ended June 30, 2018, primarily as a result of the sale of the Singapore Portfolio and 50 Congress Street, partially offset by real estate investments made in 2018. We expect property operating costs and real estate taxes and insurance to increase in future periods as a result of owning real estate acquired in 2018 for an entire period, future acquisitions of real estate, increasing occupancy of our real estate assets and inflation, but to decrease to the extent we dispose of properties.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Asset management fees decreased from $2.9 million for the three months ended June 30, 2017 to $2.2 million for the three months ended June 30, 2018, primarily as a result of the sale of the Singapore Portfolio and 50 Congress Street. We expect asset management fees to increase in future periods as a result of owning real estate investments acquired in 2018 for an entire period, future acquisitions of real estate and capital expenditures, but to decrease to the extent we dispose of properties. All asset management fees incurred as of June 30, 2018 have been paid.
General and administrative expenses increased from $1.4 million for the three months ended June 30, 2017 to $2.3 million for the three months ended June 30, 2018, primarily due to increased legal expenses and printing and marketing expenses incurred to complete certain proxy campaigns. We expect general and administrative expenses to fluctuate based on investment and disposition activity.
We recognized $2.4 million of foreign currency transaction loss, net, for the three months ended June 30, 2017 and $10.1 million of foreign currency transaction gain, net, for the three months ended June 30, 2018 related to the issuance of Series A debentures in Israel. These debentures are denominated in Israeli new Shekels and we expect to recognize foreign transaction gains and losses based on changes in foreign currency exchange rates, but expect our exposure to be limited to the extent that we have entered into foreign currency options and foreign currency collars. As of June 30, 2018, we had entered into one foreign currency option, a USD put/ILS call option, to hedge against a change in the exchange rate of the Israeli new Shekel versus the U.S. Dollar. The foreign currency option expired in August 2018 and had an aggregate U.S. Dollar notional amount of $285.4 million. For the three months ended June 30, 2018, the foreign currency transaction gain, net, consists of $12.3 million of foreign currency transaction gain, offset by a $2.2 million loss related to our foreign currency option.
Depreciation and amortization decreased from $15.3 million for the three months ended June 30, 2017 to $9.0 million for the three months ended June 30, 2018, primarily as a result of the sale of the Singapore Portfolio and 50 Congress Street, partially offset by real estate investments made in 2018. We expect depreciation and amortization to increase in future periods as a result of owning real estate acquired in 2018 for an entire period and future acquisitions of real estate properties, but to decrease as a result of amortization of tenant origination costs related to lease expirations and disposition of properties.
Interest expense decreased from $10.3 million for the three months ended June 30, 2017 to $7.8 million for the three months ended June 30, 2018, primarily as a result of the paydown of debt on disposed properties. Excluded from interest expense was $0.6 million of interest capitalized to our investments in undeveloped land during each of the three months ended June 30, 2018 and 2017. Our interest expense in future periods will vary based on interest rate fluctuations, the amount of interest capitalized and our level of future borrowings, which will depend on the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives and will decrease to the extent we dispose of properties and paydown debt.
During the three months ended June 30, 2018, we received a distribution of $0.9 million related to our investment in the NIP Joint Venture. We recognized $0.1 million of income distributions and $0.8 million of return of capital from the NIP Joint Venture. During the three months ended June 30, 2017, we did not receive any distributions related to our investment in the NIP Joint Venture.
Equity in loss of unconsolidated joint ventures increased from $1.6 million for the three months ended June 30, 2017 to $2.4 million for the three months ended June 30, 2018, primarily as a result of the equity in loss related to 353 Sacramento, which has been accounted for as an unconsolidated joint venture under the equity method of accounting beginning July 2017.
Other interest income increased from $0.2 million for the three months ended June 30, 2017 to $0.4 million for the three months ended June 30, 2018, primarily as a result of increased dividends from our investment in money market mutual funds using the net cash proceeds from the sale of properties in 2017.
Unrealized gain on real estate equity securities was $8.7 million during the three months ended June 30, 2018, primarily as a result of increases in share prices of our investments in real estate equity securities and the adoption of ASU No. 2016-01.
During the three months ended June 30, 2017, we sold one office property and 102 acres of undeveloped land that resulted in a gain on sale of $34.0 million. We recognized a gain on sale of $29.4 million related to the disposition of the office property. We recognized a gain on sale related to the disposition of the undeveloped land based on the percentage of completion method due to our continuing development obligations to the purchasers. We recognized a gain on sale of $4.6 million related to the land sale, which is net of deferred profit of $3.3 million. In addition, we deferred $1.7 million related to proceeds received from the purchasers and another developer for the value of land that was contributed to a master association that we consolidated.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparison of the six months ended June 30, 2018 versus the six months ended June 30, 2017
The following table provides summary information about our results of operations for the six months ended June 30, 2018 and 2017 (dollar amounts in thousands):

	Six Months Ended June 30,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions/ Originations/ Dispositions (1)	$ Change Due to Investments Held Throughout Both Periods (2)
	2018	2017
Rental income	$34,096	$62,350	$(28,254)	(45)%	$(29,044)	$790
Tenant reimbursements	6,384	12,094	(5,710)	(47)%	(6,227)	517
Other operating income	1,173	2,540	(1,367)	(54)%	(823)	(544)
Interest income from real estate debt securities	1,012	760	252	33%	—	252
Dividend income from real estate equity securities	2,260	489	1,771	362%	1,771	—
Operating, maintenance, and management costs	13,058	22,207	(9,149)	(41)%	(9,800)	651
Real estate taxes and insurance	5,773	10,152	(4,379)	(43)%	(4,696)	317
Asset management fees to affiliate	4,043	5,603	(1,560)	(28)%	(1,599)	39
General and administrative expenses	4,302	3,123	1,179	38%	n/a	n/a
Foreign currency transaction (gain) loss, net	(9,114)	7,097	(16,211)	(228)%	n/a	n/a
Depreciation and amortization	16,307	29,908	(13,601)	(45)%	(12,837)	(764)
Interest expense	14,410	19,709	(5,299)	(27)%	(6,097)	798
Income from unconsolidated joint venture	185	1,869	(1,684)	(90)%	—	(1,684)
Equity in loss of unconsolidated joint ventures	(4,751)	(1,776)	(2,975)	168%	(1,649)	(1,326)
Other interest income	1,349	196	1,153	588%	n/a	n/a
Unrealized loss on real estate equity securities	(7,287)	—	(7,287)	n/a	(7,287)	—
Gain on sale of real estate	649	34,028	(33,379)	(98)%	(33,379)	—
_____________________
(1) Represents the dollar amount increase (decrease) for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 related to real estate and real estate-related investments acquired, originated, repaid, disposed or deconsolidated on or after January 1, 2017.
(2) Represents the dollar amount increase (decrease) for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 with respect to real estate and real estate-related investments owned by us during the entirety of both periods presented.
Rental income and tenant reimbursements decreased from $62.4 million and $12.1 million, respectively, for the six months ended June 30, 2017 to $34.1 million and $6.4 million, respectively, for the six months ended June 30, 2018, primarily as a result of the sale of the Singapore Portfolio and 50 Congress Street, partially offset by properties acquired in 2018. The occupancy of our office and retail properties, collectively, held throughout both periods decreased from 80% as of June 30, 2017 to 78% as of June 30, 2018 and the occupancy of our apartment properties, collectively, held throughout both periods decreased from 96% as of June 30, 2017 to 94% as of June 30, 2018. Annualized base rent per square foot increased from $18.01 as of June 30, 2017 to $18.91 as of June 30, 2018 related to properties (excluding apartments) held throughout both periods. We expect rental income and tenant reimbursements to increase in future periods as a result of owning the properties acquired during 2018 for an entire period, leasing additional space and to the extent we acquire additional properties, but to decrease to the extent we dispose of properties.
Other operating income decreased from $2.5 million for the six months ended June 30, 2017 to $1.2 million for the six months ended June 30, 2018 primarily as a result of the sale of the Singapore Portfolio and 50 Congress Street and an award of $0.5 million for legal fees incurred at the Burbank Collection during the six months ended June 30, 2017. We expect other operating income to increase in future periods as a result of owning the properties acquired during 2018 for an entire period, leasing additional space and increases in parking rates and to the extent we acquire additional properties.
Interest income from real estate debt securities increased from $0.8 million for the six months ended June 30, 2017 to $1.0 million for the six months ended June 30, 2018, as a result of additional real estate debt securities acquired. We expect interest income from real estate debt securities to remain consistent, but to decrease upon principal repayment or maturity.
Dividend income from real estate equity securities increased from $0.5 million for the six months ended June 30, 2017 to $2.3 million for the six months ended June 30, 2018, as a result of additional real estate equity securities acquired. We expect dividend income from real estate equity securities to increase in future periods as a result of owning the real estate equity securities acquired in 2018 for an entire period but to decrease to the extent we sell any of the securities.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Property operating costs and real estate taxes and insurance decreased from $22.2 million and $10.2 million, respectively, for the six months ended June 30, 2017 to $13.1 million and $5.8 million, respectively, for the six months ended June 30, 2018, primarily as a result of the sale of the Singapore Portfolio and 50 Congress Street, partially offset by real estate investments made in 2018. We expect property operating costs and real estate taxes and insurance to increase in future periods as a result of owning real estate acquired in 2018 for an entire period, future acquisitions of real estate, increasing occupancy of our real estate assets and inflation, but to decrease to the extent we dispose of properties.
Asset management fees decreased from $5.6 million for the six months ended June 30, 2017 to $4.0 million for the six months ended June 30, 2018, primarily as a result of the sale of the Singapore Portfolio and 50 Congress Street. We expect asset management fees to increase in future periods as a result of owning real estate investments acquired in 2018 for an entire period, future acquisitions of real estate and capital expenditures, but to decrease to the extent we dispose of properties. All asset management fees incurred as of June 30, 2018 have been paid.
General and administrative expenses increased from $3.1 million for the six months ended June 30, 2017 to $4.3 million for the six months ended June 30, 2018, primarily due to increased legal expenses and printing and marketing expenses incurred to complete certain proxy campaigns. We expect general and administrative expenses to fluctuate based on investment and disposition activity.
We recognized $7.1 million of foreign currency transaction loss, net, for the six months ended June 30, 2017 and $9.1 million of foreign currency transaction gain, net, for the six months ended June 30, 2018 related to the issuance of Series A debentures in Israel. These debentures are denominated in Israeli new Shekels and we expect to recognize foreign transaction gains and losses based on changes in foreign currency exchange rates, but expect our exposure to be limited to the extent that we have entered into foreign currency options and foreign currency collars. As of June 30, 2018, we had entered into one foreign currency option, a USD put/ILS call option, to hedge against a change in the exchange rate of the Israeli new Shekel versus the U.S. Dollar. The foreign currency option expired in August 2018 and had an aggregate U.S. Dollar notional amount of $285.4 million. For the six months ended June 30, 2018, the foreign currency transaction gain, net, consists of $13.4 million of foreign currency transaction gain, offset by a $4.3 million loss related to our foreign currency option.
Depreciation and amortization decreased from $29.9 million for the six months ended June 30, 2017 to $16.3 million for the six months ended June 30, 2018, primarily as a result of the sale of the Singapore Portfolio and 50 Congress Street, partially offset by real estate investments made in 2018. We expect depreciation and amortization to increase in future periods as a result of owning real estate acquired in 2018 for an entire period and future acquisitions of real estate properties, but to decrease as a result of amortization of tenant origination costs related to lease expirations and disposition of properties.
Interest expense decreased from $19.7 million for the six months ended June 30, 2017 to $14.4 million for the six months ended June 30, 2018, primarily as a result of the paydown of debt on disposed properties. Excluded from interest expense was $1.3 million and $1.1 million of interest capitalized to our investments in undeveloped land during each of the six months ended June 30, 2018 and 2017, respectively. Our interest expense in future periods will vary based on interest rate fluctuations, the amount of interest capitalized and our level of future borrowings, which will depend on the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives and will decrease to the extent we dispose of properties and paydown debt.
During the six months ended June 30, 2018, we received a distribution of $1.3 million related to our investment in the NIP Joint Venture. We recognized $0.2 million of income distributions and $1.1 million of return of capital from the NIP Joint Venture. During the six months ended June 30, 2017, we received a distribution of $2.9 million related to our investment in the NIP Joint Venture. We recognized $1.9 million of income distributions and $1.0 million of return of capital from the NIP Joint Venture.
Equity in loss of unconsolidated joint ventures increased from $1.8 million for the six months ended June 30, 2017 to $4.8 million for the six months ended June 30, 2018, primarily as a result of the equity in loss related to the 110 William Joint Venture, primarily due to increased interest expense, and the equity in loss related to 353 Sacramento, which has been accounted for as an unconsolidated joint venture under the equity method of accounting beginning July 2017.
Other interest income increased from $0.2 million for the six months ended June 30, 2017 to $1.3 million for the six months ended June 30, 2018, primarily as a result of increased dividends from our investment in money market mutual funds using the net cash proceeds from the sale of properties in 2017.
Unrealized loss on real estate equity securities was $7.3 million during the six months ended June 30, 2018, primarily as a result of decreases in share prices of our investments in real estate equity securities and the adoption of ASU No. 2016-01.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

During the six months ended June 30, 2017, we sold one office property and 102 acres of undeveloped land that resulted in a gain on sale of $34.0 million. We recognized a gain on sale of $29.4 million related to the disposition of the office property. We recognized a gain on sale related to the disposition of the undeveloped land based on the percentage of completion method due to our continuing development obligations to the purchasers. We recognized a gain on sale of $4.6 million related to the land sale, which is net of deferred profit of $3.3 million. In addition, we deferred $1.7 million related to proceeds received from the purchasers and another developer for the value of land that was contributed to a master association that we consolidated. During the six months ended June 30, 2018, we sold 26 acres of undeveloped land that resulted in a gain on sale of $0.7 million, which is net of deferred profit of $0.3 million related to proceeds received from the purchaser for the value of land that was contributed to a master association that we consolidated.
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

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculations of MFFO and Adjusted MFFO, for the three and six months ended June 30, 2018 and 2017 (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss) attributable to common stockholders	$10,036	$23,846	$(13,645)	$14,754
Depreciation of real estate assets	4,878	8,789	8,996	17,296
Amortization of lease-related costs	4,164	6,518	7,311	12,612
Gain on sale of real estate (1)	(25)	(34,028)	(649)	(34,028)
Adjustments for noncontrolling interests - consolidated entities (2)	(122)	(137)	(243)	(257)
Adjustments for investments in unconsolidated entities (3)	3,249	2,639	6,588	4,589
FFO attributable to common stockholders	22,180	7,627	8,358	14,966
Straight-line rent and amortization of above- and below-market leases	(1,199)	(1,588)	(2,100)	(3,407)
Amortization of discounts and closing costs	(21)	(279)	(128)	(348)
Unrealized (gain) loss on real estate equity securities	(8,724)	—	7,287	—
Amortization of net premium/discount on bond and notes payable	15	12	29	23
Unrealized loss on interest rate caps	62	31	31	88
Mark-to-market foreign currency transaction loss, net	(10,111)	2,426	(9,114)	7,097
Adjustments for noncontrolling interests - consolidated entities (2)	(1)	(10)	2	(23)
Adjustments for investments in unconsolidated entities (3)	(440)	(475)	(1,096)	(1,674)
MFFO attributable to common stockholders	1,761	7,744	3,269	16,722
Other capitalized operating expenses (4)	(693)	(659)	(1,439)	(1,308)
Adjusted MFFO attributable to common stockholders	$1,068	$7,085	$1,830	$15,414
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

Distributions
Distributions declared, distributions paid and cash flows provided by operations were as follows for the first and second quarters of 2018 (in thousands, except per share amounts):

	Distribution Declared	Distributions Declared Per Share	Distributions Paid (1)			Cash Flows (Used In) Provided By Operations
Period			Cash	Reinvested	Total
First Quarter 2018	$1,034	$0.016	$38,170	$479	$38,649	$(5,013)
Second Quarter 2018	882	0.016	397	485	882	5,581
	$1,916	$0.032	$38,567	$964	$39,531	$568
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
On June 12, 2018, our board of directors authorized a distribution in the amount of $0.01597500 per share of common stock to stockholders of record as of the close of business on June 15, 2018. We paid this distribution on June 20, 2018 and this was the only distribution declared during the second quarter of 2018.
For the six months ended June 30, 2018, we paid aggregate distributions of $39.6 million, including $38.6 million of distributions paid in cash and $1.0 million of distributions reinvested through our dividend reinvestment plan. Our net loss attributable to common stockholders for the six months ended June 30, 2018 was $13.6 million and our cash flows provided by operations were $0.6 million. Our cumulative distributions paid and net income attributable to common stockholders from inception through June 30, 2018 were $160.2 million (which excludes the $150.3 million in common stock issued pursuant to the Special Dividend discussed above) and $139.5 million, respectively. We have funded our cumulative distributions, which includes net cash distributions and distributions reinvested by stockholders, with proceeds from debt financing of $18.7 million, proceeds from the dispositions of property of $51.3 million and cash provided by operations of $90.2 million. To the extent that we pay distributions from sources other than our cash flow from operations or gains from asset sales, we will have fewer funds available for investment in real estate-related loans, opportunistic real estate, real estate-related debt securities and other real estate-related investments, the overall return to our stockholders may be reduced and subsequent investors may experience dilution.
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
Based on our evaluation of contracts within the scope of ASU No. 2014-09, revenue that is impacted by ASU No. 2014-09 includes revenue generated by sales of real estate, other operating income and tenant reimbursements for substantial services earned at our properties. The recognition of such revenue will occur when the services are provided and the performance obligations are satisfied. For the three and six months ended June 30, 2018, tenant reimbursements for substantial services accounted for under ASU No. 2014-09 were $0.5 million and $0.9 million, respectively, which were included in tenant reimbursements on the accompanying statements of operations.
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
Partial Real Estate Land Sale Subsequent to June 30, 2018
Park Highlands
On July 2, 2018, we sold approximately 83 developable acres of Park Highlands undeveloped land for an aggregate sales price, net of closing credits, of $18.2 million, excluding closing costs. The purchasers are not affiliated with us or our advisor.
Real Estate Disposition Subsequent to June 30, 2018
Central Building
On July 17, 2018, we sold the Central Building to a purchaser unaffiliated with us or our advisor, for $67.5 million before closing costs and credits. As of June 30, 2018, the carrying value of the Central Building was $32.6 million, which was net of $5.1 million of accumulated depreciation and amortization.
On July 17, 2018, in connection with the disposition of the Central Building, we repaid $27.6 million of the outstanding principal balance due under the Central Building mortgage loan.

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
As of June 30, 2018, we had entered into one foreign currency option, a USD put/ILS call option, to hedge against a change in the exchange rate of the Israeli new Shekel versus the U.S. Dollar. The foreign currency option expired in August 2018 and had an aggregate U.S. Dollar notional amount of $285.4 million. We had the right, but not the obligation, to purchase up to 970.2 million Israeli Shekels at the rate of ILS 3.4 per USD.
As of June 30, 2018, we held 0.1 million Israeli new Shekels and 21.8 million Israeli new Shekels in cash and restricted cash, respectively. In addition, as of June 30, 2018, we had bonds outstanding and the related interest payable in the amounts of 970.2 million Israeli new Shekels and 13.7 million Israeli new Shekels, respectively. Foreign currency exchange rate risk is the possibility that our financial results could be better or worse than planned because of changes in foreign currency exchange rates. Based solely on the remeasurement for the six months ended June 30, 2018, if foreign currency exchange rates were to increase or decrease by 10%, our net income would increase or decrease by approximately $23.9 million and $29.2 million for the same period, respectively. The foreign currency transaction income or loss as a result of the change in foreign currency exchange rates does not take into account any gains or losses on our foreign currency option as a result of such change, which would reduce our foreign currency exposure.
We borrow funds at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of June 30, 2018, the fair value of our KBS SOR (BVI) Holdings, Ltd. Series A Debentures was $274.1 million and the outstanding principal balance was $265.3 million. As of June 30, 2018, excluding the KBS SOR (BVI) Holdings, Ltd. Series A Debentures, the fair value of our fixed rate debt was $31.9 million and the outstanding principal balance of our fixed rate debt was $30.4 million. The fair value estimate of our KBS SOR (BVI) Holdings, Ltd. Series A Debentures was calculated using the quoted bond price as of June 30, 2018 on the Tel Aviv Stock Exchange of 103.32 Israeli new Shekels. The fair value estimate of our fixed rate debt was calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of June 30, 2018. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting changes in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on variable rate debt would change our future earnings and cash flows, but would not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. As of June 30, 2018, we were exposed to market risks related to fluctuations in interest rates on $481.2 million of variable rate debt outstanding. As of June 30, 2018, we had entered into one interest rate cap with a notional amount of $46.9 million that effectively limits one-month LIBOR at 3.0% effective February 21, 2017 through February 13, 2020 and one interest rate cap with a notional amount of $77.5 million that effectively limits one-month LIBOR at 3.5% effective April 2, 2018 through March 5, 2021. Based on interest rates as of June 30, 2018, if interest rates were 100 basis points higher or lower during the 12 months ending June 30, 2019, interest expense on our variable rate debt would increase or decrease, respectively, by $4.8 million.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 3.	Quantitative and Qualitative Disclosures about Market Risk (continued)

The weighted-average interest rates of our fixed rate debt and variable rate debt as of June 30, 2018 were 4.3% and 4.0%, respectively. The interest rate and weighted-average interest rate represent the actual interest rate in effect as of June 30, 2018 (consisting of the contractual interest rate and the effect of contractual floor rates, if applicable), using interest rate indices as of June 30, 2018 where applicable.
We are exposed to financial market risk with respect to our real estate equity securities. Financial market risk is the risk that we will incur economic losses due to adverse changes in our real estate equity security prices. Our exposure to changes in real estate equity security prices is a result of our investment in these types of securities. Market prices are subject to fluctuation and, therefore, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market prices of a real estate equity security may result from any number of factors, including perceived changes in the underlying fundamental characteristics of the issuer, the relative price of alternative investments, interest rates, default rates and general market conditions. In addition, amounts realized in the sale of a particular security may be affected by the relative quantity of the real estate equity security being sold. We do not currently engage in derivative or other hedging transactions to manage our real estate equity security price risk. As of June 30, 2018, we owned real estate equity securities with a book value of $98.6 million. Based solely on the prices of real estate equity securities for the three months ended June 30, 2018, if prices were to increase or decrease by 10%, our net income would increase or decrease, respectively, by approximately $9.9 million.

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
Please see the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017 and in Part II, Item IA of our Quarterly Report on Form 10-Q for the period ended March 31, 2018, both as filed with the SEC.

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

•
We may not redeem more than $3.0 million of shares in a given quarter (excluding shares redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence”). To the extent that we redeem less than $3.0 million of shares (excluding shares redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence”) in a given fiscal quarter, any remaining excess capacity to redeem shares in such fiscal quarter will be added to our capacity to otherwise redeem shares (excluding shares redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence”) during succeeding fiscal quarters. The last $1.0 million of net proceeds from the dividend reinvestment plan during the prior year is reserved exclusively for shares redeemed in connection with a stockholder’s death, “qualifying disability,” or “determination of incompetence” with any excess funds being available to redeem shares not requested in connection with a stockholder’s death, “qualifying disability or “determination of incompetence” during the December redemption date in the current year. To the extent that, in the last month of any calendar year, the amount of special redemption requests is less than the amount of available funds reserved for special redemptions in accordance with the previous sentence, any excess funds may be used for all other redemptions during such month. We may increase or decrease this limit upon ten business days’ notice to stockholders. Our board of directors may approve an increase in this limit to the extent that we have received proceeds from asset sales or the refinancing of debt or for any other reason deemed appropriate by the board of directors. Based on the amount of net proceeds raised from the sale of shares under our dividend reinvestment plan during 2017, as of June 30, 2018, we had $2.2 million available for all share redemption requests for the remainder of 2018. On August 9, 2018, our board of directors approved an additional $6.0 million of funds available for the redemption of shares in 2018.

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

In anticipation of a self-tender offer in order to make liquidity available to stockholders in excess of that permitted under the share redemption program, on March 14, 2018, our board of directors approved a temporary suspension of the share redemption program starting with the March 2018 redemption period, including any unsatisfied requests from prior redemption periods. In connection with its approval of the Self-Tender (defined below), our board of directors approved the reopening of the share redemption program for the June 2018 redemption period, meaning no redemptions were made in March, April or May 2018 (including those requested following a stockholder’s death, qualifying disability or determination of incompetence). We cancelled all outstanding redemption requests under the share redemption program and did not accept any redemption requests under the share redemption program during the term of the Self-Tender.
On April 23, 2018, we commenced a self-tender offer (the “Self-Tender”) for up to 8,234,217 shares of common stock at a price of $10.93 per share, or approximately $90.0 million of shares. We increased the number of shares accepted for payment in the Self-Tender by up to 1,294,910 shares at a price of $10.93 per share, or approximately $14.1 million of shares. On June 1, 2018, we accepted for purchase 9,527,724 shares at a purchase price of $10.93 per share, or approximately $104.1 million of shares, excluding fees and expenses related to the Self-Tender.
During the six months ended June 30, 2018, we fulfilled redemption requests eligible for redemption under our share redemption program and received in good order and funded redemptions under our share redemption program with the net proceeds from our dividend reinvestment plan and cash on hand. We redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed	Average Price Paid Per Share (1)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2018	407,046	$10.97	(2)
February 2018	12,526	$11.50	(2)
March 2018	—	$—	(2)
April 2018	—	$—	(2)
May 2018	—	$—	(2)
June 2018	577,203	$10.95	(2)
Total	996,775
_____________________
(1) On December 8, 2016, our board of directors adopted a tenth amended and restated share redemption program (the “Tenth Amended Share Redemption Program”). Pursuant to the Tenth Amended Share Redemption Program, except for redemptions made upon a stockholder’s death, “qualifying disability” or “determination of incompetence,” the price at which we will redeem shares is 95% of our most recent estimated value per share as of the applicable redemption date.  The Tenth Amended Share Redemption Program was effective on December 30, 2016. The Tenth Amended Share Redemption Program was suspended from March 2018 through May 2018, meaning no redemptions were made in March, April or May 2018 (including those requested following a stockholder’s death, qualifying disability or determination of incompetence). We cancelled all outstanding redemption requests under the share redemption program and did not accept any redemption requests under the share redemption program during the term of the Self-Tender.
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
(2) We limit the dollar value of shares that may be redeemed under the program as described above. During the six months ended June 30, 2018, we redeemed $10.9 million of common stock, of which $4.4 million relates to delayed December 2017 redemptions, which represented all redemption requests received in good order and eligible for redemption through the June 2018 redemption date, except for the $0.4 million of shares in connection with redemption requests not made upon a stockholder’s death, “qualifying disability” or “determination of incompetence,” which redemption requests will be fulfilled subject to the limitations described above. Based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during 2017, we have $2.2 million available for all redemptions in the remainder of 2018, including shares that are redeemed in connection with a stockholders’ death, “qualifying disability” or “determination of incompetence” subject to the limitations described above. On August 9, 2018, our board of directors approved an additional $6.0 million of funds available for the redemption of shares in 2018.

PART II. OTHER INFORMATION (CONTINUED)

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
None.

Item 5.	Other Information
Share Redemption Program
On August 9, 2018, our board of directors approved, pursuant to Sections 4(b) and 4(c) of the Tenth Amended Share Redemption Program, an additional $6.0 million of funds available for the redemption of shares in 2018.
For a stockholder’s shares to be eligible for redemption in a given month or to withdraw a redemption request, the Company must receive a written notice from the stockholder or from an authorized representative of the stockholder in good order and on a form approved by the Company at least five business days before the redemption date, or by September 21, 2018 in the case of the September 28, 2018 redemption date.
The Tenth Amended Share Redemption Program was filed with the SEC on December 15, 2016 as an exhibit to a     Form 8-K.

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

KBS STRATEGIC OPPORTUNITY REIT, INC.

Date:	August 10, 2018	By:	/S/ KEITH D. HALL
Keith D. Hall
Chief Executive Officer and Director
(principal executive officer)

Date:	August 10, 2018	By:	/S/ JEFFREY K. WALDVOGEL
Jeffrey K. Waldvogel
Chief Financial Officer, Treasurer and Secretary
(principal financial officer)