Form 10-Q
period 2018-09-30
KBS Strategic Opportunity REIT, Inc.
filed 2018-11-09
CIK 1452936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒ No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
As of November 5, 2018, there were 54,207,256 outstanding shares of common stock of KBS Strategic Opportunity REIT, Inc.

KBS STRATEGIC OPPORTUNITY REIT, INC.
FORM 10-Q
September 30, 2018

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2018	December 31, 2017
	(unaudited)
Assets
Real estate held for investment, net	$804,079	$502,222
Real estate held for sale, net	—	30,645
Real estate equity securities	98,735	90,063
Real estate debt securities, net	17,855	17,751
Total real estate and real estate-related investments, net	920,669	640,681
Cash and cash equivalents	93,357	366,512
Restricted cash	12,525	10,670
Investments in unconsolidated joint ventures	47,304	55,577
Rents and other receivables, net	14,103	8,755
Above-market leases, net	3,485	10
Assets related to real estate held for sale, net	—	1,965
Prepaid expenses and other assets	18,056	17,404
Total assets	$1,109,499	$1,101,574
Liabilities and equity
Notes and bonds payable, net
Notes and bonds payable related to real estate held for investment, net	$741,129	$575,528
Note payable related to real estate held for sale, net	—	27,515
Notes and bonds payable, net	741,129	603,043
Accounts payable and accrued liabilities	17,788	16,686
Due to affiliate	65	26
Distribution payable	—	187,914
Below-market leases, net	5,554	2,843
Other liabilities	16,538	16,966
Redeemable common stock payable	4,442	8,595
Total liabilities	785,516	836,073
Commitments and contingencies (Note 14)
Redeemable common stock	—	4,518
Equity
KBS Strategic Opportunity REIT, Inc. stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 54,231,264 and 52,053,817 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	542	521
Additional paid-in capital	428,622	388,800
Cumulative distributions and net income	(107,770)	(155,454)
Accumulated other comprehensive income	—	25,146
Total KBS Strategic Opportunity REIT, Inc. stockholders’ equity	321,394	259,013
Noncontrolling interests	2,589	1,970
Total equity	323,983	260,983
Total liabilities and equity	$1,109,499	$1,101,574
See accompanying condensed notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Rental income	$19,585	$27,850	$53,681	$90,200
Tenant reimbursements	3,345	6,094	9,729	18,188
Other operating income	828	944	2,001	3,484
Interest income from real estate debt securities	513	511	1,525	1,271
Dividend income from real estate equity securities	2,885	1,015	5,146	1,505
Total revenues	27,156	36,414	72,082	114,648
Expenses:
Operating, maintenance, and management	8,336	11,431	21,395	33,638
Real estate taxes and insurance	3,208	4,780	8,982	14,932
Asset management fees to affiliate	2,299	2,800	6,342	8,404
General and administrative expenses	1,488	1,168	6,037	4,115
Foreign currency transaction loss (gain), net	8	4,356	(9,106)	11,454
Depreciation and amortization	9,826	13,228	26,133	43,136
Interest expense	8,404	9,618	22,814	29,327
Total expenses	33,569	47,381	82,597	145,006
Other income:
Income from unconsolidated joint venture	244	—	428	1,869
Equity in loss of unconsolidated joint ventures	(2,644)	(2,152)	(7,394)	(3,928)
Other interest income	253	340	1,602	536
Gain (loss) on real estate equity securities	741	—	(6,546)	—
Gain on sale of real estate	44,692	2,239	45,340	36,267
Loss on extinguishment of debt	(26)	—	(26)	—
Total other income, net	43,260	427	33,404	34,744
Net income (loss) before income taxes	36,847	(10,540)	22,889	4,386
Income tax provision	(426)	(2)	(178)	(176)
Net income (loss)	36,421	(10,542)	22,711	4,210
Net loss attributable to noncontrolling interests	76	8	141	10
Net income (loss) attributable to common stockholders	$36,497	$(10,534)	$22,852	$4,220
Net income (loss) per common share, basic and diluted	$0.67	$(0.19)	$0.38	$0.07
Weighted-average number of common shares outstanding, basic and diluted	54,599,254	56,643,160	59,649,846	56,712,752
See accompanying condensed notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$36,421	$(10,542)	$22,711	$4,210
Other comprehensive income:
Unrealized gain on real estate securities	—	2,865	—	3,714
Total other comprehensive income	—	2,865	—	3,714
Total comprehensive income (loss)	36,421	(7,677)	22,711	7,924
Total comprehensive loss attributable to noncontrolling interests	76	8	141	10
Total comprehensive income (loss) attributable to common stockholders	$36,497	$(7,669)	$22,852	$7,934
See accompanying condensed notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Year Ended December 31, 2017 and the Nine Months Ended September 30, 2018
(unaudited)
(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Income	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amounts

Balance, December 31, 2016	56,775,767	$568	$455,373	$(162,289)	$—	$293,652	$1,898	$295,550
Net income (loss)	—	—	—	210,644	—	210,644	(64)	210,580
Other comprehensive income	—	—	—	—	25,146	25,146	—	25,146
Issuance of common stock	585,192	6	8,660	—	—	8,666	—	8,666
Transfers to redeemable common stock	—	—	(498)	—	—	(498)	—	(498)
Redemptions of common stock	(5,307,142)	(53)	(74,727)	—	—	(74,780)	—	(74,780)
Distributions declared	—	—	—	(203,809)	—	(203,809)	—	(203,809)
Other offering costs	—	—	(8)	—	—	(8)	—	(8)
Noncontrolling interests contributions	—	—	—	—	—	—	158	158
Distributions to noncontrolling interests	—	—	—	—	—	—	(22)	(22)
Balance, December 31, 2017	52,053,817	$521	$388,800	$(155,454)	$25,146	$259,013	$1,970	$260,983
Cumulative effect adjustments to retained earnings	—	—	—	27,618	(25,146)	2,472	—	2,472
Net income (loss)	—	—	—	22,852	—	22,852	(141)	22,711
Issuance of common stock	123,288	1	1,417	—	—	1,418	—	1,418
Stock distribution issued	13,069,487	130	150,169	—	—	150,299	—	150,299
Transfers from redeemable common stock	—	—	8,671	—	—	8,671	—	8,671
Redemptions of common stock	(11,015,328)	(110)	(120,434)	—	—	(120,544)	—	(120,544)
Distributions declared	—	—	—	(2,786)	—	(2,786)	—	(2,786)
Other offering costs	—	—	(1)	—	—	(1)	—	(1)
Noncontrolling interests contributions	—	—	—	—	—	—	760	760
Balance, September 30, 2018	54,231,264	$542	$428,622	$(107,770)	$—	$321,394	$2,589	$323,983
See accompanying condensed notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash Flows from Operating Activities:
Net income	$22,711	$4,210
Adjustments to reconcile net income to net cash provided by operating activities:
Loss due to property damages	964	668
Equity in loss of unconsolidated joint ventures	7,394	3,928
Depreciation and amortization	26,133	43,136
Loss on real estate equity securities	6,546	—
Gain on sale of real estate	(45,340)	(36,267)
Loss on extinguishment of debt	26	—
Unrealized loss on interest rate caps	21	102
Deferred rent	(3,508)	(1,678)
Bad debt (recovery) expense	(5)	66
Amortization of above- and below-market leases, net	(853)	(2,253)
Amortization of deferred financing costs	2,675	3,578
Interest accretion on real estate debt securities	(104)	(456)
Net amortization of discount and (premium) on bond and notes payable	45	36
Foreign currency transaction (gain) loss, net	(9,106)	11,454
Changes in assets and liabilities:
Rents and other receivables	(1,744)	(2,245)
Prepaid expenses and other assets	(5,901)	(6,368)
Accounts payable and accrued liabilities	37	1,575
Due to affiliates	39	(22)
Other liabilities	409	261
Net cash provided by operating activities	439	19,725
Cash Flows from Investing Activities:
Acquisitions of real estate	(312,348)	(165,465)
Improvements to real estate	(21,147)	(28,775)
Proceeds from sales of real estate, net	85,615	130,580
Reimbursement of construction costs	1,636	—
Insurance proceeds received for property damages	—	744
Purchase of interest rate cap	(163)	(107)
Purchase of foreign currency option	—	(3,434)
Proceeds from termination of foreign currency collars	—	6,557
Contributions to unconsolidated joint venture	(1,320)	—
Distributions of capital from unconsolidated joint venture	2,199	59,157
Investment in real estate equity securities	(15,851)	(43,308)
Proceeds from the sale of real estate equity securities	633	—
Investment in real estate debt securities, net	—	(12,514)
Proceeds for future development obligations	1,055	1,367
Funding of development obligations	(1,162)	(926)
Net cash used in investing activities	(260,853)	(56,124)
Cash Flows from Financing Activities:
Proceeds from notes and bonds payable	184,351	176,777
Principal payments on notes and bonds payable	(34,348)	(73,907)
Payments of deferred financing costs	(2,791)	(2,339)
Payments to redeem common stock	(120,544)	(8,050)
Payments of prepaid other offering costs	(458)	(376)
Distributions paid	(38,983)	(7,229)
Noncontrolling interests contributions	760	150
Distributions to noncontrolling interests	—	(18)
Net cash (used in) provided by financing activities	(12,013)	85,008
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,127	514
Net (decrease) increase in cash, cash equivalents and restricted cash	(271,300)	49,123
Cash, cash equivalents and restricted cash, beginning of period	377,182	64,450
Cash, cash equivalents and restricted cash, end of period	$105,882	$113,573
See accompanying condensed notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
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
Subject to certain restrictions and limitations, the business of the Company is externally managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement the Company renewed with the Advisor on October 8, 2018 (the “Advisory Agreement”). The Advisor conducts the Company’s operations and manages its portfolio of real estate, real estate-related debt securities and other real estate-related investments.
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
The Company sold 56,584,976 shares of common stock in its primary offering for gross offering proceeds of $561.7 million. As of September 30, 2018, the Company had sold 6,743,649 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $75.5 million. Also, as of September 30, 2018, the Company had redeemed 22,463,092 shares for $272.3 million. As of September 30, 2018, the Company had issued 13,069,487 shares of common stock in connection with the December 2017 special dividend. Additionally, on December 29, 2011 and October 23, 2012, the Company issued 220,994 shares and 55,249 shares of common stock, respectively, for $2.0 million and $0.5 million, respectively, in private transactions exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933.
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
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2018
(unaudited)

As of September 30, 2018, the Company consolidated six office properties, one office portfolio consisting of four office buildings and 14 acres of undeveloped land, one office/flex/industrial portfolio consisting of 21 buildings, one retail property, two apartment properties and three investments in undeveloped land with approximately 1,000 developable acres. The Company also owned three investments in unconsolidated joint ventures, an investment in real estate debt securities and three investments in real estate equity securities.

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
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the FASB Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.
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
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2018
(unaudited)

•
The Company may not redeem more than $3.0 million of shares in a given quarter (excluding shares redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence”). To the extent that the Company redeems less than $3.0 million of shares (excluding shares redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence”) in a given fiscal quarter, any remaining excess capacity to redeem shares in such fiscal quarter will be added to the Company’s capacity to otherwise redeem shares (excluding shares redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence”) during succeeding fiscal quarters.  The last $1.0 million of net proceeds from the dividend reinvestment plan during the prior year is reserved exclusively for shares redeemed in connection with a stockholder’s death, “qualifying disability,” or “determination of incompetence”. The share redemption plan also provides that, to the extent that in the last month of any calendar year the amount of redemption requests in connection with a stockholder’s death, “qualifying disability or “determination of incompetence” is less than the $1.0 million reserved for such redemptions under the share redemption plan, any excess funds may be used to redeem shares not requested in connection with a stockholder’s death, “qualifying disability or “determination of incompetence” during such month. The Company may increase or decrease this limit upon ten business days’ notice to stockholders.  The Company’s board of directors may approve an increase in this limit to the extent that the Company has received proceeds from asset sales or the refinancing of debt or for any other reason deemed appropriate by the board of directors. On August 9, 2018, the Company’s board of directors approved an additional $6.0 million of funds available for the redemption of shares in 2018. Based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during 2017 and the additional $6.0 million made available by the Company’s board of directors, the Company had $3.0 million available for all share redemption requests for the remainder of 2018 as of September 30, 2018.

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
September 30, 2018
(unaudited)

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
The Company limits the dollar value of shares that may be redeemed under the program as described above. During the nine months ended September 30, 2018, the Company had redeemed $16.1 million of common stock, of which $4.4 million relates to delayed December 2017 redemptions. The Company recorded $4.4 million and $8.6 million of other liabilities on the Company’s balance sheet as of September 30, 2018 and December 31, 2017, respectively, related to unfulfilled redemption requests received in good order under the share redemption program. Based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during 2017 and the additional $6.0 million made available by the Company’s board of directors, the Company has $3.0 million available for redemptions in the remainder of 2018 as of September 30, 2018, including shares that are redeemed in connection with a stockholders’ death, “qualifying disability” or “determination of incompetence,” subject to the limitations described above.
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
Based on the Company’s evaluation of contracts within the scope of ASU No. 2014-09, revenue that is impacted by ASU No. 2014-09 includes revenue generated by sales of real estate, other operating income and tenant reimbursements for substantial services earned at the Company’s properties. The recognition of such revenue will occur when the services are provided and the performance obligations are satisfied. For the three and nine months ended September 30, 2018, tenant reimbursements for substantial services accounted for under ASU No. 2014-09 were $0.5 million and $1.4 million, respectively, which were included in tenant reimbursements on the accompanying statements of operations.
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
September 30, 2018
(unaudited)

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
As of January 1, 2018 and September 30, 2018, the Company had recorded contract liabilities of $1.7 million and $3.1 million, respectively, related to deferred proceeds received from the buyers of the Park Highlands land sales and another developer for the value of land that was contributed to a master association that is consolidated by the Company, which was included in other liabilities on the accompanying consolidated balance sheets.
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
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2018
(unaudited)

In accordance with ASU No. 2016-01, the Company may elect to measure an equity investment without a readily determinable value that does not qualify for the practical expedient to estimate fair value using the net asset value per share, at its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.  The Company elected to measure its investment in the NIP Joint Venture (defined in Note 12) in accordance with the above guidance, applying it prospectively, and as of January 1, 2018 and September 30, 2018, recorded its investment in the NIP Joint Venture at a cost basis of $3.7 million and $1.5 million, respectively. Distributions of income from the NIP Joint Venture are recognized in other income. Distributions that exceed the Company’s share of earnings are applied to reduce the carrying value of the Company’s investment and any capital contributions would increase the carrying value of the Company’s investment.
Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of the prior period. During the nine months ended September 30, 2018, the Company disposed of one office building. As a result, certain assets and liabilities were reclassified as held for sale on the consolidated balance sheets for all periods presented.
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
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three and nine months ended September 30, 2018 and 2017.
Distributions declared per share were $0.01597500 and $0.04792500 during the three and nine months ended September 30, 2018, respectively, and $0.09452055 and $0.28047945 during the three and nine months ended September 30, 2017, respectively.
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
September 30, 2018
(unaudited)

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
The Company is currently evaluating the impact of adopting the new lease accounting standards on its consolidated financial statements. The Company is in process of creating an inventory of its leases where the Company may be a lessee to assess the potential impact to the Company’s financial statements upon adoption of the new lease accounting standards.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2018
(unaudited)

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments (“ASU No. 2016-13”).  ASU No. 2016-13 affects entities holding financial assets and net investments in leases that are not accounted for at fair value through net income.  The amendments in ASU No. 2016-13 require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected.  The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset.  ASU No. 2016-13 also amends the impairment model for available-for-sale debt securities.  An entity will recognize an allowance for credit losses on available-for-sale debt securities as a contra-account to the amortized cost basis rather than as a direct reduction of the amortized cost basis of the investment, as is currently required. ASU No. 2016-13 also requires new disclosures.  For financial assets measured at amortized cost, an entity will be required to disclose information about how it developed its allowance for credit losses, including changes in the factors that influenced management’s estimate of expected credit losses and the reasons for those changes.  For financing receivables and net investments in leases measured at amortized cost, an entity will be required to further disaggregate the information it currently discloses about the credit quality of these assets by year of the asset’s origination for as many as five annual periods. For available-for-sale debt securities, an entity will be required to provide a roll-forward of the allowance for credit losses and an aging analysis for securities that are past due.  ASU No. 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years.  Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  The Company is still evaluating the impact of adopting ASU No. 2016-13 on its financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820):  Disclosure Framework -Changes to the Disclosure Requirements for Fair Value Measurement (“ASU No. 2018-13”).  The primary focus of ASU 2018-13 is to improve the effectiveness of the disclosure requirements for fair value measurements. ASU No. 2018-13 removes the requirement to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for the timing of transfers between levels and the valuation processes for Level 3 fair value measurements. It also adds a requirement to disclose changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and to disclose the range and weighted average of significant unobservable inputs used to develop recurring and nonrecurring Level 3 fair value measurements. For certain unobservable inputs, entities may disclose other quantitative information in lieu of the weighted average if the other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop the Level 3 fair value measurement.  In addition, public entities are required to provide information about the measurement uncertainty of recurring Level 3 fair value measurements from the use of significant unobservable inputs if those inputs reasonably could have been different at the reporting date. ASU No. 2018-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Entities are permitted to early adopt either the entire standard or only the provisions that eliminate or modify the requirements. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The Company is still evaluating the impact of adopting ASU No. 2018-13 on its financial statements, but does not expect the adoption of ASU No. 2018-13 to have a material impact on its financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2018
(unaudited)

3.	REAL ESTATE HELD FOR INVESTMENT
As of September 30, 2018, the Company owned six office properties, one office portfolio consisting of four office buildings and 14 acres of undeveloped land, one office/flex/industrial portfolio consisting of 21 buildings and one retail property, encompassing, in the aggregate, approximately 3.8 million rentable square feet. As of September 30, 2018, these properties were 76% occupied. In addition, the Company owned two apartment properties, containing 383 units and encompassing approximately 0.3 million rentable square feet, which were 94% occupied. The Company also owned three investments in undeveloped land with approximately 1,000 developable acres. The following table summarizes the Company’s real estate held for investment as of September 30, 2018 and December 31, 2017, respectively (in thousands):

	September 30, 2018	December 31, 2017
Land	$192,765	$155,046
Buildings and improvements	628,748	361,118
Tenant origination and absorption costs	39,315	23,212
Total real estate, cost	860,828	539,376
Accumulated depreciation and amortization	(56,749)	(37,154)
Total real estate, net	$804,079	$502,222
The following table provides summary information regarding the Company’s real estate held for investment as of September 30, 2018 (in thousands):

Property	Date Acquired or Foreclosed on	City	State	Property Type	Land	Building and Improvements	Tenant Origination and Absorption	Total Real Estate, at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net	Ownership %
Richardson Portfolio:
Palisades Central I	11/23/2011	Richardson	TX	Office	$1,037	$10,714	$—	$11,751	$(2,646)	$9,105	90.0%
Palisades Central II	11/23/2011	Richardson	TX	Office	810	17,954	—	18,764	(4,115)	14,649	90.0%
Greenway I	11/23/2011	Richardson	TX	Office	561	2,084	—	2,645	(711)	1,934	90.0%
Greenway III	11/23/2011	Richardson	TX	Office	702	4,068	559	5,329	(1,953)	3,376	90.0%
Undeveloped Land	11/23/2011	Richardson	TX	Undeveloped Land	3,134	—	—	3,134	—	3,134	90.0%
Total Richardson Portfolio					6,244	34,820	559	41,623	(9,425)	32,198
Park Highlands (1)	12/30/2011	North Las Vegas	NV	Undeveloped Land	29,845	—	—	29,845	—	29,845	(1)
Burbank Collection	12/12/2012	Burbank	CA	Retail	4,175	12,544	725	17,444	(2,960)	14,484	90.0%
Park Centre	03/28/2013	Austin	TX	Office	3,251	27,841	—	31,092	(4,361)	26,731	100.0%
1180 Raymond	08/20/2013	Newark	NJ	Apartment	8,292	38,372	—	46,664	(6,305)	40,359	100.0%
Park Highlands II	12/10/2013	North Las Vegas	NV	Undeveloped Land	25,532	—	—	25,532	—	25,532	100.0%
424 Bedford	01/31/2014	Brooklyn	NY	Apartment	8,860	25,909	—	34,769	(3,405)	31,364	90.0%
Richardson Land II	09/04/2014	Richardson	TX	Undeveloped Land	3,418	—	—	3,418	—	3,418	90.0%
Westpark Portfolio	05/10/2016	Redmond	WA	Office/Flex/Industrial	36,085	93,362	6,352	135,799	(11,681)	124,118	100.0%
Crown Pointe	02/14/2017	Dunwoody	GA	Office	22,590	63,662	5,528	91,780	(6,855)	84,925	100.0%
125 John Carpenter	09/15/2017	Irving	TX	Office	2,755	76,368	8,840	87,963	(4,636)	83,327	100.0%
Marquette Plaza	03/01/2018	Minneapolis	MN	Office	10,387	72,094	4,405	86,886	(2,265)	84,621	100.0%
City Tower	03/06/2018	Orange	CA	Office	13,930	129,713	8,120	151,763	(3,964)	147,799	100.0%
Eight & Nine Corporate Centre	06/08/2018	Franklin	TN	Office	17,401	54,063	4,786	76,250	(892)	75,358	100.0%
					$192,765	$628,748	$39,315	$860,828	$(56,749)	$804,079
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
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2018
(unaudited)

Operating Leases
Certain of the Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of September 30, 2018, the leases, excluding options to extend and apartment leases (which have terms that are generally one year or less), had remaining terms of up to 13.7 years with a weighted-average remaining term of 4.6 years. Some of the leases have provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from tenants in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash and assumed in real estate acquisitions related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $5.1 million and $4.3 million as of September 30, 2018 and December 31, 2017, respectively.
During the nine months ended September 30, 2018 and 2017, the Company recognized deferred rent from tenants of $3.5 million and $1.7 million, respectively, net of lease incentive amortization. As of September 30, 2018 and December 31, 2017, the cumulative deferred rent receivable balance, including unamortized lease incentive receivables, was $10.9 million and $6.6 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $1.5 million and $0.8 million of unamortized lease incentives as of September 30, 2018 and December 31, 2017, respectively.
As of September 30, 2018, the future minimum rental income from the Company’s properties, excluding apartment leases, under non-cancelable operating leases was as follows (in thousands):

October 1, 2018 through December 31, 2018	$15,168
2019	61,898
2020	56,312
2021	49,918
2022	42,432
Thereafter	138,775
$364,503
As of September 30, 2018, the Company’s commercial real estate properties were leased to approximately 350 tenants over a diverse range of industries and geographic areas. The Company’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Health Care and Social Services	15	$6,659	10.1%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of September 30, 2018, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
No other tenant industries accounted for more than 10% of annualized base rent. No material tenant credit issues have been identified at this time.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2018
(unaudited)

Geographic Concentration Risk
As of September 30, 2018, the Company’s real estate investments in California, Texas and Washington represented 14.6%, 13.1% and 11.2%, respectively, of the Company’s total assets.  As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the California, Texas and Washington real estate markets.  Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.
Recent Real Estate Acquisitions
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
Recent Real Estate Land Sales
Park Highlands
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
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2018
(unaudited)

On July 2, 2018, the Company sold approximately 83 developable acres of Park Highlands undeveloped land for an aggregate sales price, net of closing credits, of $18.7 million, excluding closing costs. The purchaser is not affiliated with the Company or the Advisor. The Company recognized a gain on sale of $12.6 million related to the land sale, which is net of deferred profit of $1.1 million related to proceeds received from the purchaser for the value of land that was contributed to a master association which is consolidated by the Company.
Potential Real Estate Disposition
Westpark Portfolio
On May 10, 2016, the Company, through an indirect wholly owned subsidiary (the “Owner”), purchased a portfolio of 21 office/flex/industrial buildings containing a total of 778,472 rentable square feet located on approximately 41 acres of land in Redmond, Washington (the “Westpark Portfolio”). On September 23, 2018, the Owner entered into a Purchase and Sale Agreement and Escrow Instructions (the “Agreement”) for the sale of the Westpark Portfolio to Keppel-KBS Westpark, LLC, a wholly owned subsidiary of Keppel-KBS US REIT (the “SREIT”), subject to certain closing conditions. Pursuant to the Agreement, the contractual purchase price of the Westpark Portfolio is $169.4 million.
The sale of the Westpark Portfolio is scheduled to close on or before December 31, 2018. However, closing of the sale is contingent upon, among other things, the SREIT receiving sufficient funds necessary to fund the acquisition of the Westpark Portfolio through (i) a public offering on the Singapore Stock Exchange and (ii) any financing obtained in connection with the acquisition of the Westpark Portfolio. There can be no assurance that the Company will complete the sale of the Westpark Portfolio on or before December 31, 2018, or at all.
The SREIT is externally managed by a joint venture between (i) an entity in which Keith D. Hall, the Company’s Chief Executive Officer and a director, and Peter McMillan III, the Company’s President and Chairman of the board of directors, have an indirect ownership interest and (ii) Keppel Capital Holding Pte. Ltd., which is not affiliated with the Company. See note 11, “Related Party Transactions” for a further discussion on this joint venture.
As of September 30, 2018, the Company owned 43,999,500 common units of the SREIT, representing a 6.97% ownership interest. A portion of the purchase price shall be paid to the Company by the SREIT in the form of additional common units, in lieu of cash, in an amount sufficient to cause the Company to maintain a 6.97% ownership interest.

4.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES
As of September 30, 2018 and December 31, 2017, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Cost	$39,315	$23,212	$3,731	$17	$(7,222)	$(3,636)
Accumulated Amortization	(10,281)	(5,733)	(246)	(7)	1,668	793
Net Amount	$29,034	$17,479	$3,485	$10	$(5,554)	$(2,843)

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2018
(unaudited)

Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three and nine months ended September 30, 2018 and 2017 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended September 30,		For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2018	2017	2018	2017	2018	2017
Amortization	$(2,312)	$(2,190)	$(104)	$(62)	$457	$278

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017	2018	2017
Amortization	$(5,937)	$(8,268)	$(259)	$(229)	$1,112	$2,482
Additionally, as of September 30, 2018 and December 31, 2017, the Company had recorded tax abatement intangible assets, net of amortization, which are included in prepaid expenses and other assets in the accompanying balance sheets, of $4.6 million and $5.3 million, respectively. During the three and nine months ended September 30, 2018, the Company recorded amortization expense of $0.2 million and $0.7 million, respectively, related to tax abatement intangible assets. During the three and nine months ended September 30, 2017, the Company recorded amortization expense of $0.2 million and $0.7 million, respectively, related to tax abatement intangible assets.

5.	REAL ESTATE EQUITY SECURITIES
As of September 30, 2018, the Company owned three investments in real estate equity securities. The following table sets forth the number of shares owned by the Company and the related carrying value of the shares as of September 30, 2018 and December 31, 2017 (dollars in thousands):

	September 30, 2018		December 31, 2017
Real Estate Equity Security	Number of Shares Owned	Total Carrying Value	Number of Shares Owned	Total Carrying Value
Whitestone REIT	3,722,019	$51,662	3,603,189	$51,922
Keppel-KBS US REIT	43,999,500	34,474	43,999,500	38,141
Franklin Street Properties Corp.	1,576,809	12,599	—	—
	49,298,328	$98,735	47,602,689	$90,063
During the nine months ended September 30, 2018, the Company purchased 1,576,809 shares of common stock of Franklin Street Properties Corp. (NYSE Ticker: FSP) for an aggregate purchase price of $14.0 million.
During the nine months ended September 30, 2018, the Company purchased 165,000 shares of common stock of Whitestone REIT (NYSE Ticker: WSR) for an aggregate purchase price of $1.9 million. Also during the nine months ended September 30, 2018, the Company sold 46,170 shares of common stock of Whitestone REIT for an aggregate sale price of $0.6 million.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2018
(unaudited)

On November 8, 2017, the Company acquired 43,999,500 shares of common units of Keppel-KBS US REIT (SGX Ticker: CMOU) in connection with the sale of 11 properties to Keppel-KBS US REIT. The Company agreed not to sell, transfer or assign 21,999,750 units of the Keppel-KBS US REIT issued to the Company at closing of the transaction until May 8, 2018 and the remaining 21,999,750 units until November 8, 2018 (the “Unit Lockout Periods”). As of September 30, 2018 and December 31, 2017, the Company recorded a lack of marketability discount of $0.3 million and $1.7 million, respectively, as a result of the Unit Lockout Periods.
The following summarizes the activity related to real estate equity securities for the nine months ended September 30, 2018 (in thousands):

	Amortized Cost Basis	Unrealized Gain (Loss) (1)	Total
Real estate equity securities - December 31, 2017	$64,917	$25,146	$90,063
Acquisition of real estate equity securities	15,676	—	15,676
Acquisition fee to affiliate and purchase commission	175	—	175
Disposition of real estate equity securities	(554)	(79)	(633)
Loss on real estate equity securities	—	(6,546)	(6,546)
Real estate equity securities - September 30, 2018	$80,214	$18,521	$98,735
_____________________
(1) As of December 31, 2017, unrealized gain (loss) due to the change in market value of real estate equity securities was recorded to accumulated other comprehensive income. Effective January 1, 2018, upon the adoption of ASU No. 2016-01, unrealized gain (losses) on real estate equity securities are recorded in earnings on the accompanying consolidated statement of operations.
The following summarizes the portion of gain and loss for the period related to real estate equity securities held during the three and nine months ended September 30, 2018 (in thousands):

	For the Three Months Ended September 30, 2018	For the Nine Months Ended September 30, 2018
Net gain (loss) recognized during the period on real estate equity securities	$741	$(6,546)
Less: Net gain (loss) recognized during the period on real estate equity securities sold during the period	57	(32)
Unrealized gain (loss) recognized during the reporting period on real estate equity securities still held at September 30, 2018	$684	$(6,514)
During the three and nine months ended September 30, 2018, the Company recognized $2.9 million and $5.1 million, respectively, of dividend income from real estate equity securities. During the three and nine months ended September 30, 2017, the Company recognized $1.0 million and $1.5 million of dividend income from real estate equity securities.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2018
(unaudited)

6.	REAL ESTATE DEBT SECURITIES
As of September 30, 2018, the Company owned an investment in real estate debt securities. The Company’s investment in real estate debt securities is classified as held to maturity, as the Company has the intent and ability to hold its investment until maturity, and it is not more likely than not that the Company would be required to sell its investment before recovery of the Company’s amortized cost basis.  The information for those real estate debt securities as of September 30, 2018 and December 31, 2017 is set forth below (in thousands):

Debt Securities Name	Dates Acquired	Debt Securities Type	Outstanding Principal Balance as of September 30, 2018 (1)	Book Value as of September 30, 2018 (2)	Book Value as of December 31, 2017(2)	Contractual Interest Rate (3)	Annualized Effective Interest Rate (3)	Maturity Date
Battery Point Series B Preferred Units (4)	10/28/2016 / 03/30/2017 / 05/12/2017	Series B Preferred Units	$17,500	$17,855	$17,751	12.0%	11.1%	10/28/2019
_____________________
(1) Outstanding principal balance as of September 30, 2018 represents principal balance outstanding under the real estate debt securities.
(2) Book value of the real estate debt securities represents outstanding principal balance adjusted for unamortized acquisition discounts, origination fees and direct origination and acquisition costs and additional interest accretion.
(3) Contractual interest rate is the stated interest rate on the face of the real estate securities.  Annualized effective interest rate is calculated as the actual interest income recognized in 2018, using the interest method, annualized (if applicable) and divided by the average amortized cost basis of the investment.  The annualized effective interest rate and contractual interest rate presented are as of September 30, 2018.
(4) On October 31, 2018, the Company received a partial principal prepayment of the real estate debt securities in the amount of $4.5 million.
The following summarizes the activity related to real estate debt securities for the nine months ended September 30, 2018 (in thousands):

Real estate debt securities - December 31, 2017	$17,751
Deferred interest receivable and interest accretion	68
Accretion of commitment fee, net of closing costs	36
Real estate debt securities - September 30, 2018	$17,855
For the three and nine months ended September 30, 2018 and 2017, interest income from real estate debt securities consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Contractual interest income	$537	$403	$1,421	$815
Interest (amortization) accretion	(37)	97	68	218
Accretion of commitment fee, net of closing costs and acquisition fee	13	11	36	238
Interest income from real estate debt securities	$513	$511	$1,525	$1,271

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2018
(unaudited)

7.	REAL ESTATE SALES
During the three and nine months ended September 30, 2018, the Company disposed of one office building. During the year ended December 31, 2017, the Company disposed of 12 office properties.
On July 10, 2013, the Company, through an indirect wholly owned subsidiary, acquired an office building containing 191,784 rentable square feet located on approximately 0.6 acres of land in Seattle, Washington (the “Central Building”). On July 17, 2018, the Company sold the Central Building to a purchaser unaffiliated with the Company or the Advisor for $67.5 million before closing costs and credits. The carrying value of the Central Building as of the disposition date was $32.6 million, which was net of $5.6 million of accumulated depreciation and amortization. The Company recognized a gain on sale of $32.1 million related to the disposition of the Central Building.
The following summary presents the major components of assets and liabilities related to real estate held for sale as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Assets related to real estate held for sale
Real estate, cost	$—	$35,308
Accumulated depreciation and amortization	—	(4,663)
Real estate, net	—	30,645
Other assets	—	1,965
Total assets related to real estate held for sale	$—	$32,610
Liabilities related to real estate held for sale
Notes payable, net	—	27,515
Total liabilities related to real estate held for sale	$—	$27,515
The operations of properties sold and related gain on sales are included in continuing operations on the accompanying statements of operations. The following table summarizes certain revenue and expenses related to these properties for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues
Rental income	$185	$17,129	$2,255	$53,262
Tenant reimbursements and other operating income	16	5,028	267	15,511
Total revenues	$201	$22,157	$2,522	$68,773
Expenses
Operating, maintenance, and management	$20	$6,702	$453	$19,453
Real estate taxes and insurance	(137)	3,170	150	9,649
Asset management fees to affiliate	79	1,371	351	4,197
Depreciation and amortization	—	8,064	483	24,296
Interest expense	83	3,843	623	10,843
Total expenses	$45	$23,150	$2,060	$68,438

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2018
(unaudited)

8.	NOTES AND BONDS PAYABLE
As of September 30, 2018 and December 31, 2017, the Company’s notes and bonds payable, including notes payable related to real estate held for sale, consisted of the following (dollars in thousands):

	Book Value as of September 30, 2018	Book Value as of December 31, 2017	Contractual Interest Rate as of September 30, 2018(1)	Effective Interest Rate at September 30, 2018(1)	Payment Type	Maturity Date (2)
Richardson Portfolio Mortgage Loan	$32,435	$36,886	One-Month LIBOR + 2.10%	4.20%	Principal & Interest	11/01/2018 (3)
Portfolio Mortgage Loan (4)	8,772	9,877	One-Month LIBOR + 2.25%	4.36%	Principal & Interest	07/01/2019
Burbank Collection Mortgage Loan	10,777	10,958	One-Month LIBOR + 2.35%	4.48%	Principal & Interest	09/30/2019
1180 Raymond Bond Payable	6,325	6,460	6.50%	6.50%	Principal & Interest	09/01/2036
Central Building Mortgage Loan (5)	—	27,600	(5)	(5)	(5)	(5)
424 Bedford Mortgage Loan	23,856	24,282	3.91%	3.91%	Principal & Interest	10/01/2022
1180 Raymond Mortgage Loan	30,730	31,000	One-Month LIBOR + 2.25%	4.36%	Principal & Interest	12/01/2018
KBS SOR (BVI) Holdings, Ltd. Series A Debentures (6)	266,854	278,801	4.25%	4.25%	(6)	03/01/2023
Westpark Portfolio Mortgage Loan	85,020	85,200	One-Month LIBOR + 2.50%	4.60%	Interest Only (7)	07/01/2020
Crown Pointe Mortgage Loan	51,171	50,500	One-Month LIBOR + 2.60%	4.70%	Interest Only	02/13/2020
125 John Carpenter Mortgage Loan	50,130	50,130	(8)	3.86%	Interest Only	10/01/2022
City Tower Mortgage Loan	89,000	—	One-Month LIBOR + 1.55%	3.65%	Interest Only	03/05/2021
Marquette Plaza Mortgage Loan	50,800	—	One-Month LIBOR + 1.55%	3.65%	Interest Only	06/06/2021
Eight & Nine Corporate Centre Mortgage Loan	43,880	—	One-Month LIBOR + 1.60%	3.70%	Interest Only	06/08/2021
Total Notes and Bonds Payable principal outstanding	749,750	611,694
Net Premium/(Discount) on Notes and Bonds Payable (9)	182	137
Deferred financing costs, net	(8,803)	(8,788)
Total Notes and Bonds Payable, net	$741,129	$603,043
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of September 30, 2018. Effective interest rate is calculated as the actual interest rate in effect as of September 30, 2018 (consisting of the contractual interest rate and contractual floor rates), using interest rate indices at September 30, 2018, where applicable.
(2) Represents the initial maturity date or the maturity date as extended as of September 30, 2018; subject to certain conditions, the maturity dates of certain loans may be extended beyond the date shown.
(3) Subsequent to September 30, 2018, the Richardson Portfolio Mortgage Loan was refinanced. The maturity date of the loan was extended to November 1, 2021, with two one-year extension options, subject to certain conditions contained in the loan documents and the payment of an extension fee. The refinanced loan bears interest at a floating rate of 2.5% over one-month LIBOR.
(4) The Portfolio Mortgage Loan is secured by Park Centre.
(5) On July 17, 2018, in connection with the disposition of the Central Building, the Company repaid the $27.6 million outstanding principal balance due under the Central Building Mortgage Loan.
(6) See “ – Israeli Bond Financing” below.
(7) Represents the payment type required under the loan as of September 30, 2018. Certain future monthly payments due under this loan also include amortizing principal payments. For more information of the Company’s contractual obligations under its notes and bonds payable, see five-year maturity table below.
(8) The 125 John Carpenter Mortgage Loan bears interest at a floating rate of the greater of (a) 2.0% or (b) 175 basis points over one-month LIBOR.
(9) Represents the unamortized premium/discount on notes and bonds payable due to the above- and below-market interest rates when the debt was assumed. The discount/premium is amortized over the remaining life of the notes and bonds payable.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2018
(unaudited)

During the three and nine months ended September 30, 2018, the Company incurred $8.4 million and $22.8 million, respectively, of interest expense. Included in interest expense for the three and nine months ended September 30, 2018 was $1.0 million and $2.7 million, respectively, of amortization of deferred financing costs. Additionally, during the three and nine months ended September 30, 2018, the Company capitalized $0.6 million and $1.9 million, respectively, of interest related to its investments in undeveloped land. During the three and nine months ended September 30, 2017, the Company incurred $9.6 million and $29.3 million, respectively, of interest expense. Included in interest expense for the three and nine months ended September 30, 2017 was $1.0 million and $3.6 million, respectively, of amortization of deferred financing costs. Additionally, during the three and nine months ended September 30, 2017, the Company capitalized $0.6 million and $1.7 million, respectively, of interest related to its investments in undeveloped land.
As of September 30, 2018 and December 31, 2017, the Company’s interest payable was $2.6 million and $5.1 million, respectively.
The following is a schedule of maturities, including principal amortization payments, for all notes and bonds payable outstanding as of September 30, 2018 (in thousands):

October 1, 2018 through December 31, 2018	$64,024
2019	74,414
2020	189,056
2021	237,929
2022	125,546
Thereafter	58,781
$749,750
The Company’s notes payable contain financial debt covenants. As of September 30, 2018, the Company was in compliance with all of these debt covenants.
Israeli Bond Financing
On March 2, 2016, KBS Strategic Opportunity BVI, a wholly owned subsidiary of the Company, filed a final prospectus with the Israel Securities Authority for a proposed offering of up to 1,000,000,000 Israeli new Shekels of Series A debentures (the “Debentures”) at an annual interest rate not to exceed 4.25%. On March 1, 2016, KBS Strategic Opportunity BVI commenced the institutional tender of the Debentures and accepted application for 842.5 million Israeli new Shekels. On March 7, 2016, KBS Strategic Opportunity BVI commenced the public tender of the Debentures and accepted 127.7 million Israeli new Shekels.  In the aggregate, KBS Strategic Opportunity BVI accepted 970.2 million Israeli new Shekels (approximately $249.2 million as of March 8, 2016) in both the institutional and public tenders at an annual interest rate of 4.25%.  KBS Strategic Opportunity BVI issued the Debentures on March 8, 2016. The terms of the Debentures require principal installment payments equal to 20% of the face value of the Debentures on March 1st of each year from 2019 to 2023. As of September 30, 2018, the Company has one foreign currency collar for an aggregate notional amount of 776.2 million Israeli new Shekels to hedge its exposure to foreign currency exchange rate movements. See note 9, “Derivative Instruments” for a further discussion on the Company’s foreign currency collar.
The deed of trust that governs the terms of the Debentures contains various financial covenants. As of September 30, 2018, the Company was in compliance with all of these financial debt covenants.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2018
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
The following table summarizes the notional amount and other information related to the Company’s foreign currency collar and foreign currency option as of September 30, 2018 and December 31, 2017. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (currency in thousands):

	September 30, 2018			December 31, 2017		Strike Price	Trade Date	Maturity Date
Derivative Instruments	Number of Instruments	Notional Amount		Number of Instruments	Notional Amount
Derivative instruments not designated as hedging instruments
Foreign currency collar	1	776,182	ILS	—	—	3.54 - 3.66 ILS - USD	08/20/2018	02/28/2019
Foreign currency option	—	$—		1	$285,361	3.40 ILS-USD	08/03/2017	08/03/2018
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
As of September 30, 2018, the Company had entered into two interest rate caps, which were not designated as a hedging instruments. The following table summarizes the notional amounts and other information related to the Company’s derivative instruments as of September 30, 2018. The notional amount is an indication of the extent of the Company’s involvement in the instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

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
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2018
(unaudited)

The following table sets forth the fair value of the Company’s derivative instruments as well as their classification on the consolidated balance sheets as of September 30, 2018 and December 31, 2017 (dollars in thousands):

		September 30, 2018		December 31, 2017
Derivative Instruments	Balance Sheet Location	Number of Instruments	Fair Value	Number of Instruments	Fair Value
Derivative instruments not designated as hedging instruments
Interest rate caps	Prepaid expenses and other assets	2	$156	1	$14
Foreign currency option	Prepaid expenses and other assets	—	—	1	4,243
Foreign currency collar	Prepaid expenses and other assets	1	171	—	—
The change in fair value of foreign currency options and collars that are not designated as cash flow hedges are recorded as foreign currency transaction gains or losses in the accompanying consolidated statements of operations. During the three months ended September 30, 2018, the Company recognized a $0.2 million gain related to the foreign currency option and collar, which is shown net against $0.2 million of foreign currency transaction loss in the accompanying consolidated statements of operations as foreign currency transaction loss, net. During the nine months ended September 30, 2018, the Company recognized a $4.1 million loss related to the foreign currency option and collar, which is shown net against $13.2 million of foreign currency transaction gain in the accompanying consolidated statements of operations as foreign currency transaction gain, net. During the three months ended September 30, 2017, the Company recognized a $8.1 million loss related to the foreign currency option and collars, which is shown net against $3.7 million of foreign currency transaction gain in the accompanying consolidated statements of operations as foreign currency transaction loss, net. During the nine months ended September 30, 2017, the Company recognized a $10.9 million gain related to the foreign currency option and collars, which is shown net against $22.4 million of foreign currency transaction loss in the accompanying consolidated statements of operations as foreign currency transaction loss, net.
During the three months ended September 30, 2018, the Company recorded an unrealized gain of $10,000 on interest rate caps, which was included as an offset to interest expense on the accompanying consolidated statements of operations. During the nine months ended September 30, 2018, the Company recorded an unrealized loss of $21,000 on interest rate caps, which was included in interest expense on the accompanying consolidated statements of operations. During the three and nine months ended September 30, 2017, the Company recorded unrealized losses of $14,000 and $102,000, respectively, on interest rate caps, which were included in interest expense on the accompanying consolidated statements of operations.

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
September 30, 2018
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
Real estate equity securities: The Company’s Whitestone REIT and Franklin Street Properties Corp. real estate equity securities are presented at fair value on the accompanying consolidated balance sheet. The fair values of Whitestone REIT and Franklin Street Properties Corp. real estate equity securities were based on quoted prices in an active market on a major stock exchange. The Company classifies these inputs as Level 1 inputs. As of December 31, 2017, the Company owned 43,999,500 shares of common units of Keppel-KBS US REIT. The fair value measurement of these shares was based on a quoted price in an active market, adjusted for the lack of marketability during the Unit Lockout Periods. On May 8, 2018, 21,999,750 shares of common units of Keppel-KBS US REIT were transfered from Level 2 to Level 1 inputs as a result of the Unit Lockout Period expiring. As of September 30, 2018, the Company owned 43,999,500 shares of common units of Keppel-KBS US REIT. The fair value measurement on 21,999,750 shares are based on a quoted price in an active market on a major stock exchange. The Company classifies these inputs as Level 1 inputs. The fair value measurement on the remaining 21,999,750 shares are based on a quoted price in an active market on a major stock exchange, adjusted for the lack of marketability during the remaining Unit Lockout Period. The Company utilized inputs, all of which were deemed to be significant, including the quoted stock price, risk-free rate and expected volatility, in determining the value of the shares and the Company notes that the most significant input in its valuation model is the quoted price in an active market. However, as the valuation of the stock is adjusted for the lack of marketability using market-corroborated inputs, the Company categorizes the measurement of such securities as Level 2 inputs.
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
Notes and bonds payable: The fair values of the Company’s notes and bonds payable are estimated using a discounted cash flow analysis based on management’s estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio, type of collateral and other credit enhancements. Additionally, when determining the fair value of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available, the Company measures fair value using (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as assets or (ii) another valuation technique that is consistent with the principles of fair value measurement, such as the income approach or the market approach. The Company classifies these inputs as Level 3 inputs. The Company’s bonds issued in Israel are publicly traded on the Tel-Aviv Stock Exchange. The Company used the quoted price as of September 30, 2018 for the fair value of its bonds issued in Israel. The Company classifies this input as a Level 1 input.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2018
(unaudited)

Derivative instruments: The Company’s derivative instruments are presented at fair value on the accompanying consolidated balance sheets.  The valuation of these instruments is determined using a proprietary model that utilizes observable inputs.  As such, the Company classifies these inputs as Level 2 inputs. The fair value of interest rate caps (floors) are determined using the market standard methodology of discounting the future expected cash payments (receipts) which would occur if variable interest rates rise above (below) the strike rate of the caps (floors). The variable interest rates used in the calculation of projected payments (receipts) on the cap (floor) are based on an expectation of future interest rates derived from observed market interest rate curves and volatilities. The fair value of foreign currency option and collar is based on a Black-Scholes model tailored for currency derivatives.
The following were the face values, carrying amounts and fair values of the Company’s financial instruments as of September 30, 2018 and December 31, 2017, which carrying amounts do not approximate the fair values (in thousands):

	September 30, 2018			December 31, 2017
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial asset:
Real estate debt securities	$17,500	$17,855	$17,459	$17,500	$17,751	$17,386
Financial liabilities:
Notes and bond payable	$482,896	$479,296	$487,215	$332,893	$330,727	$335,212
KBS SOR (BVI) Holdings, Ltd. Series A Debentures	$266,854	$261,833	$271,353	$278,801	$272,316	$296,069
Disclosure of the fair value of financial instruments is based on pertinent information available to the Company as of the period end and requires a significant amount of judgment. This has made the estimation of fair values difficult and, therefore, both the actual results and the Company’s estimate of value at a future date could be materially different.
As of September 30, 2018, the Company measured the following assets at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Real estate equity securities	$98,735	$81,641	$17,094	$—
Asset derivative - interest rate caps	$156	$—	$156	$—
Asset derivative - foreign currency collar	$171	$—	$171	$—

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2018
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
During the three and nine months ended September 30, 2018 and 2017, no other business transactions occurred between the Company and these other KBS-sponsored programs.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2018
(unaudited)

Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three and nine months ended September 30, 2018 and 2017, respectively, and any related amounts payable as of September 30, 2018 and December 31, 2017 (in thousands):

	Incurred				Payable as of
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30, 2018	December 31, 2017
	2018	2017	2018	2017
Expensed
Asset management fees	$2,299	$2,800	$6,342	$8,404	$—	$—
Reimbursable operating expenses (1)	90	51	288	184	65	26
Disposition fees (2)	860	—	860	785	—	—
Capitalized
Acquisition fees on real estate	—	71	3,094	907	—	—
Acquisition fees on real estate equity securities	—	43	157	429	—	—
	$3,249	$2,965	$10,741	$10,709	$65	$26
_____________________
(1) The Advisor may seek reimbursement for certain employee costs under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $74,000 and $235,000 for the three and nine months ended September 30, 2018, respectively, and $49,000 and $168,000 for the three and nine months ended September 30, 2017, respectively, and were the only employee costs reimbursed under the Advisory Agreement during these periods. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company’s direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company.
(2) Disposition fees with respect to real estate sold are included in the gain on sale of real estate in the accompanying consolidated statements of operations.
During the nine months ended September 30, 2018, the Advisor reimbursed the Company $0.1 million for a property insurance rebate. During the nine months ended September 30, 2017, the Advisor reimbursed the Company $0.4 million for expenses incurred to evaluate certain strategic transactions for which the Advisor has agreed to reimburse the Company and $0.1 million for a property insurance rebate.
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
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2018
(unaudited)

12.	INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
As of September 30, 2018 and December 31, 2017, the Company’s investments in unconsolidated joint ventures were composed of the following (dollars in thousands):

				Investment Balance at
Joint Venture	Number of Properties	Location	Ownership %	September 30, 2018	December 31, 2017
NIP Joint Venture	2	Various	Less than 5.0%	$1,476	$3,674
110 William Joint Venture	1	New York, New York	60.0%	2,414	7,160
353 Sacramento Joint Venture	1	San Francisco, California	55.0%	43,414	44,743
				$47,304	$55,577
Investment in National Industrial Portfolio Joint Venture
On May 18, 2012, the Company, through an indirect wholly owned subsidiary, entered into a joint venture (the “NIP Joint Venture”) with OCM NIP JV Holdings, L.P. and HC KBS NIP JV, LLC (“HC-KBS”). The NIP Joint Venture has invested in a portfolio of industrial properties. The Company made an initial capital contribution of $8.0 million which represents less than a 5.0% ownership interest in the NIP Joint Venture as of September 30, 2018. Prior to the Company’s adoption of ASU No. 2016-01 on January 1, 2018, the Company accounted for its investment in the NIP Joint Venture using the cost method of accounting.  Effective January 1, 2018, the Company elected to measure its investment in the NIP Joint Venture, which is an equity investment without a readily determinable value, at its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer.
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
As of September 30, 2018 and December 31, 2017, the book value of the Company’s investment in the NIP Joint Venture was $1.5 million and $3.7 million, respectively. During the three months ended September 30, 2018, the Company received a distribution of $1.2 million related to its investment in the NIP Joint Venture. The Company recognized $0.2 million of income distributions and $1.0 million of return of capital from the NIP Joint Venture. During the nine months ended September 30, 2018, the Company received aggregate distributions of $2.6 million related to its investment in the NIP Joint Venture. The Company recognized $0.4 million of income distributions and $2.2 million of return of capital from the NIP Joint Venture. During the three months ended September 30, 2017, the Company did not receive any distributions related to its investment in the NIP Joint Venture. During the nine months ended September 30, 2017, the Company received a distribution of $2.9 million related to its investment in the NIP Joint Venture. The Company recognized $1.9 million of income distributions and $1.0 million of return of capital from the NIP Joint Venture.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2018
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
As of September 30, 2018 and December 31, 2017, the book value of the Company’s investment in the 110 William Joint Venture was $2.4 million and $7.2 million, respectively, which includes $1.5 million of unamortized acquisition fees and expenses incurred directly by the Company. During the nine months ended September 30, 2017, the 110 William Joint Venture made a $58.2 million return of capital distribution to the Company and a $38.8 million return of capital distribution to the 110 William JV Partner funded with proceeds from the 110 William refinancing.
Summarized financial information for the 110 William Joint Venture follows (in thousands):

	September 30, 2018	December 31, 2017
Assets:
Real estate assets, net of accumulated depreciation and amortization	$237,302	$248,269
Other assets	39,484	32,331
Total assets	$276,786	$280,600
Liabilities and equity:
Notes payable, net	$266,326	$260,108
Other liabilities	8,843	11,016
Partners’ capital	1,617	9,476
Total liabilities and equity	$276,786	$280,600

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues	$10,137	$9,614	$29,897	$27,328
Expenses:
Operating, maintenance, and management	2,550	2,577	7,313	7,343
Real estate taxes and insurance	1,715	1,637	5,005	4,725
Depreciation and amortization	4,075	4,664	12,420	12,277
Interest expense	4,557	3,951	13,092	9,150
Total expenses	12,897	12,829	37,830	33,495
Other income	37	14	75	42
Net loss	$(2,723)	$(3,201)	$(7,858)	$(6,125)
Company’s equity in loss of unconsolidated joint venture	$(1,644)	$(1,930)	$(4,746)	$(3,706)

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2018
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
As of September 30, 2018 and December 31, 2017, the book value of the Company’s investment in the 353 Sacramento Joint Venture was $43.4 million and $44.7 million, respectively. During the nine months ended September 30, 2018, the Company made a $1.3 million contribution to the 353 Sacramento Joint Venture.
Summarized financial information for the 353 Sacramento Joint Venture follows (in thousands):

	September 30, 2018	December 31, 2017
Assets:
Real estate assets, net of accumulated depreciation and amortization	$179,420	$171,066
Other assets	9,219	6,472
Total assets	$188,639	$177,538
Liabilities and equity:
Notes payable, net	$96,562	$89,423
Other liabilities	13,625	7,313
Partners’ capital	78,452	80,802
Total liabilities and equity	$188,639	$177,538

	For the Three Months Ended September 30, 2018	For the Nine Months Ended September 30, 2018	For the Period from July 6, 2017 to September 30, 2017
Revenues	$2,475	$7,771	$3,507
Expenses:
Operating, maintenance, and management	906	2,675	936
Real estate taxes and insurance	611	1,828	603
Depreciation and amortization	1,408	4,245	1,724
Interest expense	1,426	4,013	1,138
Total expenses	4,351	12,761	4,401
Net loss	$(1,876)	$(4,990)	$(894)
Company’s equity in loss of unconsolidated joint venture	$(1,000)	$(2,648)	$(222)

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2018
(unaudited)

13.	SUPPLEMENTAL CASH FLOW AND SIGNIFICANT NONCASH TRANSACTION DISCLOSURES
Supplemental cash flow and significant noncash transaction disclosures were as follows (in thousands):

	Nine Months Ended September 30,
	2018	2017
Supplemental Disclosure of Cash Flow Information:
Interest paid, net of capitalized interest of $1,916 and $1,732 for the nine months ended September 30, 2018 and 2017, respectively	$22,485	$27,732
Supplemental Disclosure of Significant Noncash Transactions:
Assets and liabilities deconsolidated in connection with the 353 Sacramento partial sale:
Real estate, net	—	170,586
Rents and other receivables, net	—	1,244
Prepaid expenses and other assets	—	555
Notes payable, net	—	87,132
Accounts payable and accrued liabilities	—	1,574
Below-market leases, net	—	2,960
Other liabilities	—	924
Application of escrow deposits to acquisition of real estate	—	2,000
Increase in accrued improvements to real estate	1,179	1,319
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	1,418	8,666
Distributions paid to common stockholders through common stock issuances pursuant to the December 2017 special dividend	150,299	—

14.	COMMITMENTS AND CONTINGENCIES
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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Although there can be no assurance, the Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations as of September 30, 2018. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities.
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
September 30, 2018
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
On April 4, 2018, the Company’s stockholders approved the acceleration of the payment of such incentive compensation, subject to certain conditions. Such accelerated payment would require approval by a special committee of the Company’s board of directors in connection with the anticipated conversion of the Company into a net asset value REIT. The Advisor estimated the fair value of this liability to be as much as $43 million as of September 30, 2018, based on a hypothetical liquidation of the assets and liabilities at their estimated fair values, after considering the impact of any potential closing costs and fees related to the disposition of real estate properties. The fair value of the Incentive Fee liability as of September 30, 2018 is based on the estimated fair values of the Company’s assets and liabilities as of that date and changes to the fair values of assets and liabilities could have a material impact to the Incentive Fee calculation. The Incentive Fee is not currently payable to the Advisor, as it remains subject to further approval by the special committee and the Company’s conversion to a perpetual-life NAV REIT, and there is no guarantee that it will ever be payable.

15.	SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Partial Real Estate Land Sale Subsequent to September 30, 2018
Park Highlands
On October 16, 2018, the Company sold approximately 15 developable acres of Park Highlands undeveloped land for an aggregate sales price of $3.5 million, excluding closing costs. The purchasers are not affiliated with the Company or the Advisor.

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
On January 8, 2009, we filed a registration statement on Form S-11 with the SEC to offer a minimum of 250,000 shares and a maximum of 140,000,000 shares of common stock for sale to the public, of which 100,000,000 shares were registered in our primary offering and 40,000,000 shares were registered under our dividend reinvestment plan. We ceased offering shares of common stock in our primary offering on November 14, 2012. We sold 56,584,976 shares of common stock in the primary offering for gross offering proceeds of $561.7 million. We continue to offer shares of common stock under the dividend reinvestment plan. As of September 30, 2018, we had sold 6,743,649 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $75.5 million. Also as of September 30, 2018, we had redeemed 22,463,092 of the shares sold in our offering for $272.3 million. As of September 30, 2018, we had issued 13,069,487 shares of common stock in connection with the December 2017 special dividend. Additionally, on December 29, 2011 and October 23, 2012, we issued 220,994 shares and 55,249 shares of common stock, respectively, for $2.0 million and $0.5 million, respectively, in private transactions exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.
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
As of September 30, 2018, we consolidated six office properties, one office portfolio consisting of four office buildings and 14 acres of undeveloped land, one office/flex/industrial portfolio consisting of 21 buildings, one retail property, two apartment properties, three investments in undeveloped land with approximately 1,000 developable acres, and owned three investments in unconsolidated joint ventures, an investment in real estate debt securities and three investments in real estate equity securities.
Market Outlook – Real Estate and Real Estate Finance Markets
Volatility in global financial markets and changing political environments can cause fluctuations  in the performance of the U.S. commercial real estate markets.  Possible future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in decreases in cash flows from investment properties. Increases in the cost of financing due to higher interest rates  may cause difficulty in refinancing debt obligations prior to or at maturity or at terms as favorable as the terms of existing indebtedness. Further, increases in interest rates would increase the amount of our debt payments on our variable rate debt to the extent the interest rates on such debt are not limited by interest rate caps. Market conditions can change quickly, potentially negatively impacting the value of real estate investments. Management continuously reviews our investment and debt financing strategies to optimize our portfolio and the cost of our debt exposure.

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
We sold 56,584,976 shares of common stock in the primary portion of our initial public offering for gross offering proceeds of $561.7 million. We ceased offering shares in the primary portion of our initial public offering on November 14, 2012. We continue to offer shares of common stock under the dividend reinvestment plan. As of September 30, 2018, we had sold 6,743,649 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $75.5 million. To date, we have invested all of the net proceeds from our initial public offering in real estate and real estate-related investments. We intend to use our cash on hand, proceeds from asset sales, proceeds from debt financing, cash flow generated by our real estate operations and real estate-related investments and proceeds from our dividend reinvestment plan as our primary sources of immediate and long-term liquidity.
Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures and corporate general and administrative expenses.  Cash flow from operations from our real estate investments is primarily dependent upon the occupancy levels of our properties, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures.  As of September 30, 2018, our office and retail properties were collectively 76% occupied and our apartment properties were collectively 94% occupied.
Investments in real estate debt securities generate cash flow in the form of interest income, which are reduced by loan service fees, asset management fees and corporate general and administrative expenses. Investments in real estate equity securities generate cash flow in the form of dividend income, which is reduced by asset management fees. As of September 30, 2018, we had an investment in real estate debt securities outstanding with a total book value of $17.9 million and three investments in real estate equity securities outstanding with a total carrying value of $98.7 million.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee of our board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expense reimbursements for the four fiscal quarters ended September 30, 2018 did not exceed the charter-imposed limitation.
For the nine months ended September 30, 2018, our cash needs for capital expenditures, redemptions of common stock and debt servicing were met with proceeds from dispositions of real estate and undeveloped land, proceeds from debt financing, proceeds from our dividend reinvestment plan and cash on hand. Operating cash needs during the same period were met through cash flow generated by our real estate and real estate-related investments and cash on hand. As of September 30, 2018, we had outstanding debt obligations in the aggregate principal amount of $749.8 million, with a weighted-average remaining term of 2.4 years. As of September 30, 2018, we had a total of $138.0 million of debt obligations scheduled to mature within 12 months of that date. We plan to exercise our extension options available under our loan agreements or pay down or refinance the related notes payable prior to their maturity dates.
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

Cash Flows from Operating Activities
As of September 30, 2018, we consolidated six office properties, one office portfolio consisting of four office buildings and 14 acres of undeveloped land, one office/flex/industrial portfolio consisting of 21 buildings, one retail property, two apartment properties, three investments in undeveloped land with approximately 1,000 developable acres, and owned three investments in unconsolidated joint ventures, an investment in real estate debt securities and three investments in real estate equity securities. During the nine months ended September 30, 2018, net cash provided by operating activities was $0.4 million. We expect that our cash flows from operating activities will increase in future periods as a result of owning assets acquired during 2018 for an entire period, leasing additional space that is currently unoccupied and anticipated future acquisitions of real estate and real estate-related investments. However, our cash flows from operating activities may decrease to the extent that we dispose of additional assets.
Cash Flows from Investing Activities
Net cash used in investing activities was $260.9 million for the nine months ended September 30, 2018 and primarily consisted of the following:

•	Acquisition of three office properties for $312.3 million;

•	Proceeds from the sale of 109 acres of undeveloped land and one office building of $85.6 million;

•	Improvements to real estate of $21.1 million;

•	Investment in real estate equity securities of $15.9 million;

•	Distribution of capital from an unconsolidated joint venture of $2.2 million;

•	Reimbursement of construction costs of $1.6 million;

•	Contribution to an unconsolidated joint venture of $1.3 million;

•	Funding of development obligations of $1.2 million;

•	Proceeds for future development obligations of $1.1 million;

•	Proceeds from the sale of real estate equity securities of $0.6 million; and

•	Purchase of an interest rate cap for $0.2 million.
Cash Flows from Financing Activities
Net cash used in financing activities was $12.0 million for the nine months ended September 30, 2018 and consisted primarily of the following:

•
$147.3 million of net cash provided by debt and other financings as a result of proceeds from notes payable of $184.4 million, partially offset by principal payments on notes and bonds payable of $34.3 million and payments of deferred financing costs of $2.8 million;

•	$120.5 million of cash used for redemptions of common stock;

•	$39.0 million of net cash distributions to stockholders, after giving effect to distributions reinvested by stockholders of $1.4 million;

•	$0.8 million of contributions from noncontrolling interests; and

•	$0.5 million of payments made in connection with a potential offering.
In order to execute our investment strategy, we utilize secured debt and we may, to the extent available, utilize unsecured debt, to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinancing and interest risks, are properly balanced with the benefit of using leverage. There is no limitation on the amount we may borrow for any single investment. Our charter limits our total liabilities such that our total liabilities may not exceed 75% of the cost of our tangible assets; however, we may exceed that limit if a majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our common stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of September 30, 2018, our borrowings and other liabilities were approximately 69% and 68% and of the cost (before depreciation and other noncash reserves) and book value (before depreciation) of our tangible assets, respectively.

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
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of September 30, 2018 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2018	2019-2020	2021-2022	Thereafter
Outstanding debt obligations (1)	$749,750	$64,024	$263,470	$363,475	$58,781
Interest payments on outstanding debt obligations (2)	71,243	7,523	45,466	15,113	3,141
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts, maturity dates, foreign currency rates and interest rates in effect at September 30, 2018. We incurred interest expense of $22.0 million, excluding amortization of deferred financing costs of $2.7 million and including interest capitalized of $1.9 million, for the nine months ended September 30, 2018.

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
On April 4, 2018, our stockholders approved the acceleration of the payment of such incentive compensation, subject to certain conditions. Such accelerated payment would require approval by a special committee of our board of directors in connection with our anticipated conversion into a net asset value REIT. Our advisor estimated the fair value of this liability to be as much as $43 million as of September 30, 2018, based on a hypothetical liquidation of the assets and liabilities at their estimated fair values, after considering the impact of any potential closing costs and fees related to the disposition of real estate properties. The fair value of the Incentive Fee liability as of September 30, 2018 is based on the estimated fair values of our assets and liabilities as of that date and changes to the fair values of assets and liabilities could have a material impact to the Incentive Fee calculation. The Incentive Fee is not currently payable to our advisor, as it remains subject to further approval by the special committee and our conversion to a perpetual-life NAV REIT, and there is no guarantee that it will ever be payable.
Results of Operations
Overview
As of September 30, 2017, we owned 11 office properties, one office campus consisting of nine office buildings, one office portfolio consisting of four office buildings and 14 acres of undeveloped land, one office portfolio consisting of three office properties, one office/flex/industrial portfolio consisting of 21 buildings, one retail property, two apartment properties, three investments in undeveloped land with approximately 1,100 developable acres, three investments in unconsolidated joint ventures, an investment in real estate debt securities and an investment in real estate equity securities. As of September 30, 2018, we owned six office properties, one office portfolio consisting of four office buildings and 14 acres of undeveloped land, one office/flex/industrial portfolio consisting of 21 buildings, one retail property, two apartment properties, three investments in undeveloped land with approximately 1,000 developable acres, three investments in unconsolidated joint ventures, an investment in real estate debt securities and three investments in real estate equity securities. Our results of operations for the three and nine months ended September 30, 2018 may not be indicative of those in future periods due to acquisition and disposition activities. Additionally, the occupancy in our properties has not been stabilized. As of September 30, 2018, our office and retail properties were collectively 76% occupied. However, due to the amount of near-term lease expirations, we do not put significant emphasis on quarterly changes in occupancy (positive or negative) in the short run. Our underwriting and valuations are generally more sensitive to “terminal values” that may be realized upon the disposition of the assets in the portfolio and less sensitive to ongoing cash flows generated by the portfolio in the years leading up to an eventual sale. There are no guarantees that occupancies of our assets will increase, or that we will recognize a gain on the sale of our assets. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of leasing additional space and acquiring additional assets but decrease due to disposition activity.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparison of the three months ended September 30, 2018 versus the three months ended September 30, 2017
The following table provides summary information about our results of operations for the three months ended September 30, 2018 and 2017 (dollar amounts in thousands):

	Three Months Ended September 30,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions/ Originations/ Dispositions (1)	$ Change Due to Investments Held Throughout Both Periods (2)
	2018	2017
Rental income	$19,585	$27,850	$(8,265)	(30)%	$(8,428)	$163
Tenant reimbursements	3,345	6,094	(2,749)	(45)%	(2,566)	(183)
Other operating income	828	944	(116)	(12)%	(115)	(1)
Interest income from real estate debt securities	513	511	2	—%	—	2
Dividend income from real estate equity securities	2,885	1,015	1,870	184%	1,870	—
Operating, maintenance, and management costs	8,336	11,431	(3,095)	(27)%	(3,161)	66
Real estate taxes and insurance	3,208	4,780	(1,572)	(33)%	(1,684)	112
Asset management fees to affiliate	2,299	2,800	(501)	(18)%	(527)	26
General and administrative expenses	1,488	1,168	320	27%	n/a	n/a
Foreign currency transaction loss, net	8	4,356	(4,348)	(100)%	n/a	n/a
Depreciation and amortization	9,826	13,228	(3,402)	(26)%	(3,302)	(100)
Interest expense	8,404	9,618	(1,214)	(13)%	(1,435)	221
Income from unconsolidated joint venture	244	—	244	n/a	—	244
Equity in loss of unconsolidated joint ventures	(2,644)	(2,152)	(492)	23%	(1,000)	508
Other interest income	253	340	(87)	(26)%	n/a	n/a
Gain on real estate equity securities	741	—	741	n/a	741	—
Gain on sale of real estate	44,692	2,239	42,453	1,896%	42,453	—
Loss on extinguishment of debt	(26)	—	(26)	n/a	(26)	—
Income tax provision	(426)	(2)	(424)	21,200%	—	(424)
_____________________
(1) Represents the dollar amount increase (decrease) for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 related to real estate and real estate-related investments acquired, originated, repaid, disposed or deconsolidated on or after July 1, 2017.
(2) Represents the dollar amount increase (decrease) for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 with respect to real estate and real estate-related investments owned by us during the entirety of both periods presented.
Rental income and tenant reimbursements decreased from $27.9 million and $6.1 million, respectively, for the three months ended September 30, 2017 to $19.6 million and $3.3 million, respectively, for the three months ended September 30, 2018, primarily as a result of the sale of 11 properties to a newly formed real estate investment trust that was listed on the Singapore Stock Exchange (the “the Singapore Portfolio”) and the Central Building, partially offset by properties acquired in 2018. The occupancy of our office and retail properties, collectively, held throughout both periods decreased from 76% as of September 30, 2017 to 75% as of September 30, 2018 and the occupancy of our apartment properties, collectively, held throughout both periods decreased from 97% as of September 30, 2017 to 94% as of September 30, 2018. Annualized base rent per square foot increased from $18.90 as of September 30, 2017 to $19.74 as of September 30, 2018 related to properties (excluding apartments) held throughout both periods. We expect rental income and tenant reimbursements to increase in future periods as a result of owning the properties acquired during 2018 for an entire period, leasing additional space and to the extent we acquire additional properties, but to decrease to the extent we dispose of properties.
Dividend income from real estate equity securities increased from $1.0 million for the three months ended September 30, 2017 to $2.9 million for the three months ended September 30, 2018, as a result of additional real estate equity securities acquired, partially offset by the sale of real estate equity securities in 2018. We expect dividend income from real estate equity securities to increase in future periods as a result of owning the real estate equity securities acquired in 2018 for an entire period but to decrease to the extent we sell additional securities.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Property operating costs and real estate taxes and insurance decreased from $11.4 million and $4.8 million, respectively, for the three months ended September 30, 2017 to $8.3 million and $3.2 million, respectively, for the three months ended September 30, 2018, primarily as a result of the sale of the Singapore Portfolio and the Central Building, partially offset by real estate investments made in 2018. We expect property operating costs and real estate taxes and insurance to increase in future periods as a result of owning real estate acquired in 2018 for an entire period, future acquisitions of real estate, increasing occupancy of our real estate assets and inflation, but to decrease to the extent we dispose of properties.
Asset management fees decreased from $2.8 million for the three months ended September 30, 2017 to $2.3 million for the three months ended September 30, 2018, primarily as a result of the sale of the Singapore Portfolio and the Central Building. We expect asset management fees to increase in future periods as a result of owning real estate investments acquired in 2018 for an entire period, future acquisitions of real estate and capital expenditures, but to decrease to the extent we dispose of properties. All asset management fees incurred as of September 30, 2018 have been paid.
General and administrative expenses increased from $1.2 million for the three months ended September 30, 2017 to $1.5 million for the three months ended September 30, 2018, primarily due to increased legal expenses. We expect general and administrative expenses to fluctuate based on investment and disposition activity.
We recognized $4.4 million and $8,000 of foreign currency transaction loss, net, for the three months ended September 30, 2017 and 2018, respectively, related to the Series A debentures in Israel. These debentures are denominated in Israeli new Shekels and we expect to recognize foreign transaction gains and losses based on changes in foreign currency exchange rates, but expect our exposure to be limited to the extent that we have entered into foreign currency options and foreign currency collars. As of September 30, 2018, we had entered into one foreign currency collar to hedge against a change in the exchange rate of the Israeli new Shekel versus the U.S. Dollar. The foreign currency collar expires in February 2019 and has an aggregate Israeli new Shekels notional amount of 776.2 million. For the three months ended September 30, 2018, the foreign currency transaction loss, net, consists of $0.2 million of foreign currency transaction loss, offset by a $0.2 million gain related to our foreign currency collar.
Depreciation and amortization decreased from $13.2 million for the three months ended September 30, 2017 to $9.8 million for the three months ended September 30, 2018, primarily as a result of the sale of the Singapore Portfolio and and the Central Building, partially offset by real estate investments made in 2018. We expect depreciation and amortization to increase in future periods as a result of owning real estate acquired in 2018 for an entire period and future acquisitions of real estate properties, but to decrease as a result of amortization of tenant origination costs related to lease expirations and disposition of properties.
Interest expense decreased from $9.6 million for the three months ended September 30, 2017 to $8.4 million for the three months ended September 30, 2018, primarily as a result of the paydown of debt on disposed properties. Excluded from interest expense was $0.6 million of interest capitalized to our investments in undeveloped land during each of the three months ended September 30, 2018 and 2017. Our interest expense in future periods will vary based on interest rate fluctuations, the amount of interest capitalized and our level of future borrowings, which will depend on the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives and will decrease to the extent we dispose of properties and paydown debt.
During the three months ended September 30, 2018, we received a distribution of $1.2 million related to our investment in the NIP Joint Venture. We recognized $0.2 million of income distributions and $1.0 million of return of capital from the NIP Joint Venture. During the three months ended September 30, 2017, we did not receive any distributions related to our investment in the NIP Joint Venture.
Equity in loss of unconsolidated joint ventures increased from $2.2 million for the three months ended September 30, 2017 to $2.6 million for the three months ended September 30, 2018, primarily as a result of the equity in loss related to 353 Sacramento, which has been accounted for as an unconsolidated joint venture under the equity method of accounting beginning July 2017.
Gain on real estate equity securities was $0.7 million during the three months ended September 30, 2018, primarily as a result of increases in share prices of our investments in real estate equity securities and the adoption of ASU No. 2016-01.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

During the three months ended September 30, 2017, we sold a 45% interest in the 353 Sacramento property, which resulted in deconsolidation, and recognized deferred profit related to the sale of 102 acres of undeveloped land that resulted in a total gain on sale of $2.2 million. We recognized a gain on sale of $1.7 million related to the sale of a 45% interest in the 353 Sacramento property. We recognized $0.5 million of the deferred profit related to the land sale. During the three months ended September 30, 2018, we sold one office building and 83 developable acres of undeveloped land that resulted in a gain on sale of $44.7 million. We recognized a gain on sale of $32.1 million related to the disposition of the office building. We recognized a gain on sale of $12.6 million related to the disposition of the 83 developable acres of undeveloped land, which is net of deferred profit of $1.1 million related to proceeds received from the purchaser for the value of land that was contributed to a master association that we consolidated.
Comparison of the nine months ended September 30, 2018 versus the nine months ended September 30, 2017
The following table provides summary information about our results of operations for the nine months ended September 30, 2018 and 2017 (dollar amounts in thousands):

	Nine Months Ended September 30,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions/ Originations/ Dispositions (1)	$ Change Due to Investments Held Throughout Both Periods (2)
	2018	2017
Rental income	$53,681	$90,200	$(36,519)	(40)%	$(37,298)	$779
Tenant reimbursements	9,729	18,188	(8,459)	(47)%	(8,625)	166
Other operating income	2,001	3,484	(1,483)	(43)%	(963)	(520)
Interest income from real estate debt securities	1,525	1,271	254	20%	254	—
Dividend income from real estate equity securities	5,146	1,505	3,641	242%	3,641	—
Operating, maintenance, and management costs	21,395	33,638	(12,243)	(36)%	(12,896)	653
Real estate taxes and insurance	8,982	14,932	(5,950)	(40)%	(6,123)	173
Asset management fees to affiliate	6,342	8,404	(2,062)	(25)%	(2,115)	53
General and administrative expenses	6,037	4,115	1,922	47%	n/a	n/a
Foreign currency transaction (gain) loss, net	(9,106)	11,454	(20,560)	(180)%	n/a	n/a
Depreciation and amortization	26,133	43,136	(17,003)	(39)%	(16,321)	(682)
Interest expense	22,814	29,327	(6,513)	(22)%	(7,309)	796
Income from unconsolidated joint venture	428	1,869	(1,441)	(77)%	—	(1,441)
Equity in loss of unconsolidated joint ventures	(7,394)	(3,928)	(3,466)	88%	(2,648)	(818)
Other interest income	1,602	536	1,066	199%	n/a	n/a
Loss on real estate equity securities	(6,546)	—	(6,546)	n/a	(6,546)	—
Gain on sale of real estate	45,340	36,267	9,073	25%	9,073	—
Loss on extinguishment of debt	(26)	—	(26)	n/a	(26)	—
Income tax provision	(178)	(176)	(2)	1%	—	(2)
_____________________
(1) Represents the dollar amount increase (decrease) for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 related to real estate and real estate-related investments acquired, originated, repaid, disposed or deconsolidated on or after January 1, 2017.
(2) Represents the dollar amount increase (decrease) for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 with respect to real estate and real estate-related investments owned by us during the entirety of both periods presented.
Rental income and tenant reimbursements decreased from $90.2 million and $18.2 million, respectively, for the nine months ended September 30, 2017 to $53.7 million and $9.7 million, respectively, for the nine months ended September 30, 2018, primarily as a result of the sale of the Singapore Portfolio, 50 Congress Street and the Central Building, partially offset by properties acquired in 2018. The occupancy of our office and retail properties, collectively, held throughout both periods decreased from 78% as of September 30, 2017 to 76% as of September 30, 2018 and the occupancy of our apartment properties, collectively, held throughout both periods decreased from 97% as of September 30, 2017 to 94% as of September 30, 2018. Annualized base rent per square foot increased from $17.30 as of September 30, 2017 to $18.04 as of September 30, 2018 related to properties (excluding apartments) held throughout both periods. We expect rental income and tenant reimbursements to increase in future periods as a result of owning the properties acquired during 2018 for an entire period, leasing additional space and to the extent we acquire additional properties, but to decrease to the extent we dispose of properties.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Other operating income decreased from $3.5 million for the nine months ended September 30, 2017 to $2.0 million for the nine months ended September 30, 2018 primarily as a result of the sale of the Singapore Portfolio, 50 Congress Street and the Central Building and an award of $0.5 million for legal fees incurred at the Burbank Collection during the nine months ended September 30, 2017, partially offset by properties acquired in 2018. We expect other operating income to increase in future periods as a result of owning the properties acquired during 2018 for an entire period, leasing additional space and increases in parking rates and to the extent we acquire additional properties.
Interest income from real estate debt securities increased from $1.3 million for the nine months ended September 30, 2017 to $1.5 million for the nine months ended September 30, 2018, as a result of additional real estate debt securities acquired. We expect interest income from real estate debt securities to remain consistent, but to decrease upon principal repayment or maturity.
Dividend income from real estate equity securities increased from $1.5 million for the nine months ended September 30, 2017 to $5.1 million for the nine months ended September 30, 2018, as a result of additional real estate equity securities acquired, partially offset by the sale of real estate equity securities in 2018. We expect dividend income from real estate equity securities to increase in future periods as a result of owning the real estate equity securities acquired in 2018 for an entire period but to decrease to the extent we sell additional securities.
Property operating costs and real estate taxes and insurance decreased from $33.6 million and $14.9 million, respectively, for the nine months ended September 30, 2017 to $21.4 million and $9.0 million, respectively, for the nine months ended September 30, 2018, primarily as a result of the sale of the Singapore Portfolio, 50 Congress Street and the Central Building, partially offset by real estate investments made in 2018. We expect property operating costs and real estate taxes and insurance to increase in future periods as a result of owning real estate acquired in 2018 for an entire period, future acquisitions of real estate, increasing occupancy of our real estate assets and inflation, but to decrease to the extent we dispose of properties.
Asset management fees decreased from $8.4 million for the nine months ended September 30, 2017 to $6.3 million for the nine months ended September 30, 2018, primarily as a result of the sale of the Singapore Portfolio, 50 Congress Street and the Central Building. We expect asset management fees to increase in future periods as a result of owning real estate investments acquired in 2018 for an entire period, future acquisitions of real estate and capital expenditures, but to decrease to the extent we dispose of properties. All asset management fees incurred as of September 30, 2018 have been paid.
General and administrative expenses increased from $4.1 million for the nine months ended September 30, 2017 to $6.0 million for the nine months ended September 30, 2018, primarily due to increased legal expenses and printing and marketing expenses incurred to complete certain proxy campaigns. We expect general and administrative expenses to fluctuate based on investment and disposition activity.
We recognized $11.5 million of foreign currency transaction loss, net, for the nine months ended September 30, 2017 and $9.1 million of foreign currency transaction gain, net, for the nine months ended September 30, 2018 related to the Series A debentures in Israel. These debentures are denominated in Israeli new Shekels and we expect to recognize foreign transaction gains and losses based on changes in foreign currency exchange rates, but expect our exposure to be limited to the extent that we have entered into foreign currency options and foreign currency collars. As of September 30, 2018, we had entered into one foreign currency collar to hedge against a change in the exchange rate of the Israeli new Shekel versus the U.S. Dollar. The foreign currency collar expires in February 2019 and has an aggregate Israeli new Shekels notional amount of 776.2 million. For the nine months ended September 30, 2018, the foreign currency transaction gain, net, consists of $13.2 million of foreign currency transaction gain, partially offset by a $4.1 million loss related to our foreign currency collar.
Depreciation and amortization decreased from $43.1 million for the nine months ended September 30, 2017 to $26.1 million for the nine months ended September 30, 2018, primarily as a result of the sale of the Singapore Portfolio, 50 Congress Street and the Central Building and a decrease related to properties held throughout both periods as a result of amortization of tenant origination costs related to lease expirations, partially offset by real estate investments made in 2018. We expect depreciation and amortization to increase in future periods as a result of owning real estate acquired in 2018 for an entire period and future acquisitions of real estate properties, but to decrease as a result of amortization of tenant origination costs related to lease expirations and disposition of properties.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Interest expense decreased from $29.3 million for the nine months ended September 30, 2017 to $22.8 million for the nine months ended September 30, 2018, primarily as a result of the paydown of debt on disposed properties. Excluded from interest expense was $1.9 million and $1.7 million of interest capitalized to our investments in undeveloped land during each of the nine months ended September 30, 2018 and 2017, respectively. Our interest expense in future periods will vary based on interest rate fluctuations, the amount of interest capitalized and our level of future borrowings, which will depend on the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives and will decrease to the extent we dispose of properties and paydown debt.
During the nine months ended September 30, 2018, we received aggregate distributions of $2.6 million related to our investment in the NIP Joint Venture. We recognized $0.4 million of income distributions and $2.2 million of return of capital from the NIP Joint Venture. During the nine months ended September 30, 2017, we received a distribution of $2.9 million related to our investment in the NIP Joint Venture. We recognized $1.9 million of income distributions and $1.0 million of return of capital from the NIP Joint Venture.
Equity in loss of unconsolidated joint ventures increased from $3.9 million for the nine months ended September 30, 2017 to $7.4 million for the nine months ended September 30, 2018, primarily as a result of the equity in loss related to the 110 William Joint Venture, primarily due to increased interest expense, and the equity in loss related to 353 Sacramento, which has been accounted for as an unconsolidated joint venture under the equity method of accounting beginning July 2017.
Other interest income increased from $0.5 million for the nine months ended September 30, 2017 to $1.6 million for the nine months ended September 30, 2018, primarily as a result of increased dividends from our investment in money market mutual funds using the net cash proceeds from the sale of properties in 2017.
Loss on real estate equity securities was $6.5 million during the nine months ended September 30, 2018, primarily as a result of decreases in share prices of our investments in real estate equity securities and the adoption of ASU No. 2016-01.
During the nine months ended September 30, 2017, we sold one office property, a 45% interest in the 353 Sacramento property and 102 acres of undeveloped land that resulted in a gain on sale of $36.3 million. We recognized a gain on sale of $29.4 million related to the disposition of the office property. We recognized a gain on sale of $1.7 million related to the sale of a 45% interest in the 353 Sacramento property. We recognized a gain on sale related to the disposition of the undeveloped land based on the percentage of completion method due to our continuing development obligations to the purchasers. We recognized a gain on sale of $5.2 million related to the land sale, which is net of deferred profit of $2.6 million. In addition, we deferred $1.7 million related to proceeds received from the purchasers and another developer for the value of land that was contributed to a master association that we consolidated. During the nine months ended September 30, 2018, we sold one office building and 109 developable acres of undeveloped land that resulted in a gain on sale of $45.3 million. We recognized a gain on sale of $32.1 million related to the disposition of the office building. We recognized a gain on sale of $0.7 million related to the disposition of 26 developable acres of undeveloped land, which is net of deferred profit of $0.3 million related to proceeds received from the purchaser for the value of land that was contributed to a master association that we consolidated. We recognized a gain on sale of $12.6 million related to the disposition of the 83 developable acres of undeveloped land, which is net of deferred profit of $1.1 million related to proceeds received from the purchaser for the value of land that was contributed to a master association that we consolidated.

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

Although MFFO includes other adjustments, the exclusion of straight-line rent, the amortization of above- and below-market leases, the amortization of discounts and closing costs, gains and losses on real estate equity securities and mark to market foreign currency transaction adjustment are the most significant adjustments for the periods presented.  We have excluded these items based on the following economic considerations:

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

•
Gains and losses on real estate equity securities. Upon our adoption of ASU No. 2016-01 on January 1, 2018, unrealized gains and losses on real estate securities are recognized in earnings. This is a non-cash mark-to-market adjustment which is included in net income which we have excluded in our calculation of MFFO to more appropriately reflect our ongoing operating performance;

•
Mark-to-market foreign currency transaction adjustments. The U.S. Dollar is our functional currency. Transactions denominated in currency other than our functional currency are recorded upon initial recognition at the exchange rate on the date of the transaction. After initial recognition, monetary assets and liabilities denominated in foreign currency are remeasured at each reporting date into the foreign currency at the exchange rate on that date. In addition, we have entered into foreign currency collars and foreign currency options that results in a foreign currency transaction adjustment. These amounts can increase or reduce net income. We exclude them from MFFO to more appropriately present the ongoing operating performance of our real estate investments on a comparative basis; and

•
Loss from extinguishment of debt. A loss from extinguishment of debt, which includes prepayment fees related to the extinguishment of debt, represents the difference between the carrying value of any consideration transferred to the lender in return for the extinguishment of a debt and the net carrying value of the debt at the time of settlement. We have excluded the loss from extinguishment of debt in our calculation of MFFO because these losses do not impact the current operating performance of our investments and do not provide an indication of future operating performance.

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

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculations of MFFO and Adjusted MFFO, for the three and nine months ended September 30, 2018 and 2017 (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss) attributable to common stockholders	$36,497	$(10,534)	$22,852	$4,220
Depreciation of real estate assets	5,253	8,354	14,249	25,650
Amortization of lease-related costs	4,573	4,874	11,884	17,486
Gain on sale of real estate (1)	(44,692)	(2,239)	(45,340)	(36,267)
Adjustments for noncontrolling interests - consolidated entities (2)	(123)	(120)	(366)	(377)
Adjustments for investments in unconsolidated entities (3)	3,230	3,757	9,818	8,346
FFO attributable to common stockholders	4,738	4,092	13,097	19,058
Straight-line rent and amortization of above- and below-market leases	(2,113)	(524)	(4,213)	(3,931)
Amortization of discounts and closing costs	24	(108)	(104)	(456)
(Gain) loss on real estate equity securities	(741)	—	6,546	—
Amortization of net premium/discount on bond and notes payable	16	13	45	36
Loss on extinguishment of debt	26	—	26	—
Unrealized loss on interest rate caps	(10)	14	21	102
Mark-to-market foreign currency transaction loss (gain), net	8	4,356	(9,106)	11,454
Adjustments for noncontrolling interests - consolidated entities (2)	(15)	(8)	(13)	(31)
Adjustments for investments in unconsolidated entities (3)	(335)	(1,146)	(1,431)	(2,820)
MFFO attributable to common stockholders	1,598	6,689	4,868	23,412
Other capitalized operating expenses (4)	(710)	(684)	(2,149)	(1,992)
Adjusted MFFO attributable to common stockholders	$888	$6,005	$2,719	$21,420
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

Distributions
Distributions declared, distributions paid and cash flows provided by operations were as follows for the first, second and third quarters of 2018 (in thousands, except per share amounts):

	Distribution Declared	Distributions Declared Per Share	Distributions Paid (1)			Cash Flows (Used In) Provided By Operations
Period			Cash	Reinvested	Total
First Quarter 2018	$1,034	$0.016	$38,170	$479	$38,649	$(5,013)
Second Quarter 2018	882	0.016	397	485	882	5,581
Third Quarter 2018	870	0.016	416	454	870	(129)
	$2,786	$0.048	$38,983	$1,418	$40,401	$439
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
On September 8, 2018, our board of directors authorized a distribution in the amount of $0.01597500 per share of common stock to stockholders of record as of the close of business on September 14, 2018. We paid this distribution on September 19, 2018 and this was the only distribution declared during the third quarter of 2018.
For the nine months ended September 30, 2018, we paid aggregate distributions of $40.4 million, including $39.0 million of distributions paid in cash and $1.4 million of distributions reinvested through our dividend reinvestment plan. Our net income attributable to common stockholders for the nine months ended September 30, 2018 was $22.9 million and our cash flows provided by operations were $0.4 million. Our cumulative distributions paid and net income attributable to common stockholders from inception through September 30, 2018 were $161.1 million (which excludes the $150.3 million in common stock issued pursuant to the Special Dividend discussed above) and $176.4 million, respectively. We have funded our cumulative distributions, which includes net cash distributions and distributions reinvested by stockholders, with proceeds from debt financing of $18.7 million, proceeds from the dispositions of property of $51.4 million and cash provided by operations of $91.0 million. To the extent that we pay distributions from sources other than our cash flow from operations or gains from asset sales, we will have fewer funds available for investment in real estate-related loans, opportunistic real estate, real estate-related debt securities and other real estate-related investments, the overall return to our stockholders may be reduced and subsequent investors may experience dilution.

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
Revenue Recognition
Effective January 1, 2018, we adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”), using the modified retrospective approach, which requires a cumulative effect adjustment as of the date of our adoption.  Under the modified retrospective approach, an entity may also elect to apply this standard to either (i) all contracts as of January 1, 2018 or (ii) only to contracts that were not completed as of January 1, 2018.  A completed contract is a contract for which all (or substantially all) of the revenue was recognized under legacy GAAP that was in effect before the date of initial application. We elected to apply this standard only to contracts that were not completed as of January 1, 2018.
Based on our evaluation of contracts within the scope of ASU No. 2014-09, revenue that is impacted by ASU No. 2014-09 includes revenue generated by sales of real estate, other operating income and tenant reimbursements for substantial services earned at our properties. The recognition of such revenue will occur when the services are provided and the performance obligations are satisfied. For the three and nine months ended September 30, 2018, tenant reimbursements for substantial services accounted for under ASU No. 2014-09 were $0.5 million and $1.4 million, respectively, which were included in tenant reimbursements on the accompanying statements of operations.
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
In accordance with ASU No. 2016-01, we may elect to measure an equity investment without a readily determinable value that does not qualify for the practical expedient to estimate fair value using the net asset value per share, at its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.  We elected to measure our investment in the NIP Joint Venture in accordance with the above guidance, applying it prospectively. Distributions of income from the NIP Joint Venture are recognized in other income. Distributions that exceed our share of earnings are applied to reduce the carrying value of our investment and any capital contributions would increase the carrying value of our investment.
Subsequent Events
We evaluate subsequent events up until the date the consolidated financial statements are issued.
Partial Real Estate Land Sale Subsequent to September 30, 2018
Park Highlands
On October 16, 2018, we sold approximately 15 developable acres of Park Highlands undeveloped land for an aggregate sales price, net of closing credits, of $3.5 million, excluding closing costs. The purchasers are not affiliated with us or our advisor.

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
As of September 30, 2018, we had entered into one foreign currency collar to hedge against a change in the exchange rate of the Israeli new Shekel versus the U.S. Dollar. The foreign currency collar expires in February 2019 and has an aggregate Israeli new Shekels notional amount of 776.2 million. The foreign currency collar consists of a purchased call option to buy Israeli new Shekels at 3.5445 and a sold put option to sell the Israeli new Shekels at 3.6592. The foreign currency collar are intended to permit us to exchange, on the settlement date of the collar, 776.2 million Israeli new Shekels for an amount ranging from $212.1 million to $219.0 million.
As of September 30, 2018, we held 214.7 million Israeli new Shekels and 21.8 million Israeli new Shekels in cash and restricted cash, respectively. In addition, as of September 30, 2018, we had bonds outstanding and the related interest payable in the amounts of 970.2 million Israeli new Shekels and 3.4 million Israeli new Shekels, respectively. Foreign currency exchange rate risk is the possibility that our financial results could be better or worse than planned because of changes in foreign currency exchange rates. Based solely on the remeasurement for the nine months ended September 30, 2018, if foreign currency exchange rates were to increase or decrease by 10%, our net income would increase or decrease by approximately $18.4 million and $22.5 million for the same period, respectively. The foreign currency transaction income or loss as a result of the change in foreign currency exchange rates does not take into account any gains or losses on our foreign currency collar as a result of such change, which would reduce our foreign currency exposure.
We borrow funds at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of September 30, 2018, the fair value of our KBS SOR (BVI) Holdings, Ltd. Series A Debentures was $271.4 million and the outstanding principal balance was $266.9 million. As of September 30, 2018, excluding the KBS SOR (BVI) Holdings, Ltd. Series A Debentures, the fair value of our fixed rate debt was $31.3 million and the outstanding principal balance of our fixed rate debt was $30.2 million. The fair value estimate of our KBS SOR (BVI) Holdings, Ltd. Series A Debentures was calculated using the quoted bond price as of September 30, 2018 on the Tel Aviv Stock Exchange of 102.04 Israeli new Shekels. The fair value estimate of our fixed rate debt was calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of September 30, 2018. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting changes in fair value of our fixed rate instruments, would have a significant impact on our operations.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 3.	Quantitative and Qualitative Disclosures about Market Risk (continued)

Conversely, movements in interest rates on variable rate debt would change our future earnings and cash flows, but would not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. As of September 30, 2018, we were exposed to market risks related to fluctuations in interest rates on $452.7 million of variable rate debt outstanding. As of September 30, 2018, we had entered into one interest rate cap with a notional amount of $46.9 million that effectively limits one-month LIBOR at 3.0% effective February 21, 2017 through February 13, 2020 and one interest rate cap with a notional amount of $77.5 million that effectively limits one-month LIBOR at 3.5% effective April 2, 2018 through March 5, 2021. Based on interest rates as of September 30, 2018, if interest rates were 100 basis points higher or lower during the 12 months ending September 30, 2019, interest expense on our variable rate debt would increase by $4.4 million or decrease by $4.5 million, respectively.
The weighted-average interest rates of our fixed rate debt and variable rate debt as of September 30, 2018 were 4.3% and 4.1%, respectively. The interest rate and weighted-average interest rate represent the actual interest rate in effect as of September 30, 2018 (consisting of the contractual interest rate and the effect of contractual floor rates, if applicable), using interest rate indices as of September 30, 2018 where applicable.
We are exposed to financial market risk with respect to our real estate equity securities. Financial market risk is the risk that we will incur economic losses due to adverse changes in our real estate equity security prices. Our exposure to changes in real estate equity security prices is a result of our investment in these types of securities. Market prices are subject to fluctuation and, therefore, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market prices of a real estate equity security may result from any number of factors, including perceived changes in the underlying fundamental characteristics of the issuer, the relative price of alternative investments, interest rates, default rates and general market conditions. In addition, amounts realized in the sale of a particular security may be affected by the relative quantity of the real estate equity security being sold. We do not currently engage in derivative or other hedging transactions to manage our real estate equity security price risk. As of September 30, 2018, we owned real estate equity securities with a book value of $98.7 million. Based solely on the prices of real estate equity securities for the three months ended September 30, 2018, if prices were to increase or decrease by 10%, our net income would increase or decrease, respectively, by approximately $9.9 million.

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

•
We may not redeem more than $3.0 million of shares in a given quarter (excluding shares redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence”). To the extent that we redeem less than $3.0 million of shares (excluding shares redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence”) in a given fiscal quarter, any remaining excess capacity to redeem shares in such fiscal quarter will be added to our capacity to otherwise redeem shares (excluding shares redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence”) during succeeding fiscal quarters. The last $1.0 million of net proceeds from the dividend reinvestment plan during the prior year is reserved exclusively for shares redeemed in connection with a stockholder’s death, “qualifying disability,” or “determination of incompetence” with any excess funds being available to redeem shares not requested in connection with a stockholder’s death, “qualifying disability or “determination of incompetence” during the December redemption date in the current year. To the extent that, in the last month of any calendar year, the amount of special redemption requests is less than the amount of available funds reserved for special redemptions in accordance with the previous sentence, any excess funds may be used for all other redemptions during such month. We may increase or decrease this limit upon ten business days’ notice to stockholders. Our board of directors may approve an increase in this limit to the extent that we have received proceeds from asset sales or the refinancing of debt or for any other reason deemed appropriate by the board of directors. On August 9, 2018, our board of directors approved an additional $6.0 million of funds available for the redemption of shares in 2018. Based on the amount of net proceeds raised from the sale of shares under our dividend reinvestment plan during 2017 and the additional $6.0 million made available by our board of directors, as of September 30, 2018, we had $3.0 million available for all share redemption requests for the remainder of 2018.

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
During the nine months ended September 30, 2018, we fulfilled redemption requests eligible for redemption under our share redemption program and received in good order and funded redemptions under our share redemption program with the net proceeds from our dividend reinvestment plan and cash on hand. We redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed	Average Price Paid Per Share (1)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2018	407,046	$10.97	(2)
February 2018	12,526	$11.50	(2)
March 2018	—	$—	(2)
April 2018	—	$—	(2)
May 2018	—	$—	(2)
June 2018	577,203	$10.95	(2)
July 2018	12,617	$11.50	(2)
August 2018	150,137	$11.53	(2)
September 2018	299,025	$10.97	(2)
Total	1,458,554
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
(2) We limit the dollar value of shares that may be redeemed under the program as described above. During the nine months ended September 30, 2018, we redeemed $16.1 million of common stock, of which $4.4 million relates to delayed December 2017 redemptions, which represented all redemption requests received in good order and eligible for redemption through the September 2018 redemption date, except for the $14.0 million of shares in connection with redemption requests not made upon a stockholder’s death, “qualifying disability” or “determination of incompetence,” which redemption requests will be fulfilled subject to the limitations described above. Based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during 2017 and the additional $6.0 million made available by our board of directors, we have $3.0 million available for all redemptions in the remainder of 2018, including shares that are redeemed in connection with a stockholders’ death, “qualifying disability” or “determination of incompetence” subject to the limitations described above.

PART II.	OTHER INFORMATION (CONTINUED)

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds (continued)

In addition to the redemptions under the share redemption program described above, during the nine months ended September 30, 2018, we repurchased an additional 29,050 shares of our common stock at $10.93 per share for an aggregate price of $0.3 million.

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

4.2	Fifth Amended and Restated Dividend Reinvestment Plan, incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed May 14, 2015

10.1	Purchase and Sale Agreement, by and between the Company and Keppel-KBS Westpark, LLC, dated September 23, 2018

10.2	Advisory Agreement, by and between the Company and KBS Capital Advisors LLC, dated October 8, 2018

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Tenth Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.4 to the Company's Current Report on Form 8-K filed December 15, 2016

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS STRATEGIC OPPORTUNITY REIT, INC.

Date:	November 9, 2018	By:	/S/ KEITH D. HALL
Keith D. Hall
Chief Executive Officer and Director
(principal executive officer)

Date:	November 9, 2018	By:	/S/ JEFFREY K. WALDVOGEL
Jeffrey K. Waldvogel
Chief Financial Officer, Treasurer and Secretary
(principal financial officer)