Form 10-K
period 2018-12-31
KBS Strategic Opportunity REIT, Inc.
filed 2019-03-08
CIK 1452936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________________________
FORM 10-K
__________________________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
There is no established market for the Registrant’s shares of common stock. On November 12, 2018, the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $9.91 based on the estimated value of the Registrant’s assets less the estimated value of the Registrant’s liabilities divided by the number of shares outstanding, as of September 30, 2018, with the exception of an adjustment to the Registrant’s net asset value to give effect to the November 12, 2018 authorization of a special dividend of $2.95 per share on the outstanding shares of common stock of the Registrant to the stockholders of record as of the close of business on November 12, 2018. For a full description of the methodologies used to value the Registrant’s assets and liabilities in connection with the calculation the estimated value per share as of November 12, 2018, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.” There were approximately 54,244,779 shares of common stock held by non-affiliates as of June 30, 2018, the last business day of the Registrant’s most recently completed second fiscal quarter.
As of March 4, 2019, there were 66,809,639 outstanding shares of common stock of the Registrant.

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
Overview
KBS Strategic Opportunity REIT, Inc. was formed on October 8, 2008 as a Maryland corporation, elected to be taxed as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2010 and intends to operate in such manner. As used herein, the terms “we,” “our” and “us” refer to KBS Strategic Opportunity REIT, Inc. and as required by context, KBS Strategic Opportunity Limited Partnership, a Delaware limited partnership formed on December 10, 2008 (the “Operating Partnership”), and its subsidiaries. KBS Capital Advisors LLC (“KBS Capital Advisors”) is our advisor. As our advisor, KBS Capital Advisors manages our day-to-day operations and our portfolio of investments. KBS Capital Advisors also has the authority to make all of the decisions regarding our investments, subject to the limitations in our charter and the direction and oversight of our board of directors. KBS Capital Advisors also provides asset-management, marketing, investor-relations and other administrative services on our behalf. We have sought to invest in and manage a diverse portfolio of real estate related loans, opportunistic real estate, real estate-related debt securities and other real estate-related investments. We conduct our business primarily through our Operating Partnership, of which we are the sole general partner.
On January 8, 2009, we filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a minimum of 250,000 shares and a maximum of 140,000,000 shares of common stock for sale to the public, of which 100,000,000 shares were registered in our primary offering and 40,000,000 shares were registered under our dividend reinvestment plan. We ceased offering shares of common stock in our primary offering on November 14, 2012. We sold 56,584,976 shares of common stock in the primary offering for gross offering proceeds of $561.7 million. We continue to offer shares of common stock under the dividend reinvestment plan. As of December 31, 2018, we had sold 6,743,625 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $75.5 million. Also as of December 31, 2018, we had redeemed 22,778,730 of the shares sold in our offering for $275.4 million. As of December 31, 2018, we had issued 25,976,746 shares of common stock in connection with special dividends. Additionally, on December 29, 2011 and October 23, 2012, we issued 220,994 shares and 55,249 shares of common stock, respectively, for $2.0 million and $0.5 million, respectively, in private transactions exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.
On March 2, 2016, KBS Strategic Opportunity (BVI) Holdings, Ltd. (“KBS Strategic Opportunity BVI”), our wholly owned subsidiary, filed a final prospectus with the Israel Securities Authority for a proposed offering of up to 1,000,000,000 Israeli new Shekels of Series A debentures (the “Debentures”) at an annual interest rate not to exceed 4.25%. On March 1, 2016, KBS Strategic Opportunity BVI commenced the institutional tender of the Debentures and accepted application for 842.5 million Israeli new Shekels. On March 7, 2016, KBS Strategic Opportunity BVI commenced the public tender of the Debentures and accepted 127.7 million Israeli new Shekels. In the aggregate, KBS Strategic Opportunity BVI accepted 970.2 million Israeli new Shekels (approximately $249.2 million as of March 8, 2016) in both the institutional and public tenders at an annual interest rate of 4.25%. KBS Strategic Opportunity BVI issued the Debentures on March 8, 2016. The terms of the Debentures require five equal principal installment payments annually on March 1st of each year from 2019 to 2023.
As of December 31, 2018, we consolidated six office properties, one office portfolio consisting of four office buildings and 14 acres of undeveloped land, one retail property, two apartment properties (of which one apartment property was held for sale) and three investments in undeveloped land with approximately 1,000 developable acres and owned three investments in unconsolidated joint ventures, an investment in real estate debt securities and three investments in real estate equity securities.
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

Real Estate Investments
As of December 31, 2018, we consolidated six office properties, one office portfolio consisting of four office buildings and 14 acres of undeveloped land and one retail property encompassing, in the aggregate, approximately 3.0 million rentable square feet. As of December 31, 2018, these properties were 74% occupied. In addition, we owned two apartment properties (of which one apartment property was held for sale), containing 383 units and encompassing approximately 0.3 million rentable square feet, which were 94% occupied. We also consolidated three investments in undeveloped land with approximately 1,000 developable acres. In addition, we owned three investments in unconsolidated joint ventures.
We have attempted to diversify our tenant base in order to limit exposure to any one tenant or industry. As of December 31, 2018, we had no tenants that represented more than 10% of our total annualized base rent and our top ten tenants represented approximately 8% of our total annualized base rent. The total cost of our real estate held for investment portfolio as of December 31, 2018 was $696.2 million. The total cost of our real estate property held for sale as of December 31, 2018 was $34.8 million. For more information about our real estate investments, see Part I, Item 2 of this Annual Report on Form 10-K.
Real Estate-Related Investments
As of December 31, 2018, we owned an investment in real estate debt securities with a total book value of $10.9 million. These real estate debt securities had an annual effective interest rate of 11.4% as of December 31, 2018. Also as of December 31, 2018, we owned three investments in real estate equity securities with a total book value of $73.9 million.
Financing Objectives
We have financed the majority of our real estate and real estate-related investments with a combination of the proceeds we received from our initial public offering and debt. We used debt financing to increase the amount available for investment and to potentially increase overall investment yields to us and our stockholders. As of December 31, 2018, the weighted-average interest rate on our debt was 4.3%.
We borrow funds at both fixed and variable rates; as of December 31, 2018, we had $289.5 million and $373.8 million of fixed and variable rate debt outstanding, respectively. The weighted-average interest rates of our fixed rate debt and variable rate debt as of December 31, 2018 were each 4.3%. The weighted-average interest rate represents the actual interest rate in effect as of December 31, 2018, using interest rate indices as of December 31, 2018, where applicable. As of December 31, 2018, we had entered into one interest rate cap with a notional amount of $46.9 million that effectively limits one-month LIBOR at 3.0% effective February 21, 2017 through February 13, 2020 and one interest rate cap with a notional amount of $77.5 million that effectively limits one-month LIBOR at 3.5% effective April 2, 2018 through March 5, 2021.
In March 2016, we, through a wholly-owned subsidiary, issued 970.2 million Israeli new Shekels (approximately $249.2 million as of March 8, 2016) in 4.25% bonds to investors in Israel pursuant to a public offering registered in Israel. The bonds have a seven year term, with 20% of the principal payable each year from 2019 to 2023. We used the proceeds from the issuance of these bonds to make additional investments. As of December 31, 2018, we had entered into one foreign currency collar to hedge against a change in the exchange rate of the Israeli new Shekel versus the U.S. Dollar. The foreign currency collar expired in February 2019 and had an aggregate Israeli new Shekels notional amount of 776.2 million. The foreign currency collar consisted of a purchased call option to buy Israeli new Shekels at 3.5445 and a sold put option to sell the Israeli new Shekels at 3.6592. The foreign currency collar is intended to permit us to exchange, on the settlement date of the collar, 776.2 million Israeli new Shekels for an amount ranging from $212.1 million to $219.0 million. On February 27, 2019, we entered into a foreign currency collar with an aggregate Israeli new Shekels notional amount of 776.2 million which expires on August 23, 2019. The foreign currency collar consists of a purchased call option to buy Israeli new Shekels at 3.4860 and a sold put option to sell the Israeli new Shekels at 3.6185. The foreign currency collar is intended to permit us to exchange, on the settlement date of the collar, 776.2 million Israeli new Shekels for an amount ranging from $214.5 million to $222.7 million.

We have tried to spread the maturity dates of our debt to minimize maturity and refinance risk in our portfolio. In addition, a majority of our debt allows us to extend the maturity dates, subject to certain conditions. Although we believe we will satisfy the conditions to extend the maturity of our debt obligations, we can give no assurance in this regard. The following table shows the current and fully extended maturities, including principal amortization payments, of our debt as of December 31, 2018 (in thousands):

	Current Maturity	Extended Maturity
2019	$102,469	$102,469
2020	104,070	52,898
2021	272,311	55,278
2022	127,155	129,320
2023	52,158	264,994
Thereafter	5,155	58,359
	$663,318	$663,318
There is no limitation on the amount we may borrow for any single investment. Our charter limits our total liabilities to 75% of the cost of our tangible assets; however, we may exceed that limit if a majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our common stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of December 31, 2018, our borrowings and other liabilities were approximately 68% and 67% of the cost (before depreciation and other noncash reserves) and book value (before depreciation) of our tangible assets, respectively.
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
Disposition Policies
The period that we will hold our investments will vary depending on the type of asset, interest rates and other factors. Our advisor has developed a well-defined exit strategy for each investment we have made. KBS Capital Advisors will continually perform a hold-sell analysis on each asset in order to determine the optimal time to hold the asset and generate a strong return for our stockholders. Economic and market conditions may influence us to hold our investments for different periods of time. We may sell an asset before the end of the expected holding period if we believe that market conditions have maximized its value to us or the sale of the asset would otherwise be in the best interests of our stockholders. During the year ended December 31, 2018, we sold one office building, one office/flex/industrial portfolio consisting of 21 buildings and 124 developable acres of undeveloped land and classified one property as held for sale as of December 31, 2018. Additionally, during the year ended December 31, 2018, we sold 1,986,295 shares of common stock of Whitestone REIT. The disposition strategy is consistent with our objectives of acquiring opportunistic investments, improving the investments and timing asset sales to realize the growth in the value that was created during our hold period.
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
Our charter does not require our directors to seek stockholder approval to liquidate our assets by a specified date, nor does our charter require our directors to list our shares for trading on a national securities exchange by a specified date. There is no public market for our shares and we currently have no plans to list our shares on a national securities exchange. Until our shares are listed, if ever, our stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase standards. In addition, our charter prohibits the ownership of more than 9.8% of our stock, unless exempted by our board of directors, which may inhibit large investors from purchasing our shares. In its sole discretion, our board of directors could amend, suspend or terminate our share redemption program upon ten business days’ notice. Further, the share redemption program includes numerous restrictions that would limit a stockholder’s ability to sell his or her shares. Therefore, it will be difficult for our stockholders to sell their shares promptly or at all. It is also likely that our shares would not be accepted as the primary collateral for a loan. Because of the illiquid nature of our shares, our stockholders should purchase shares in our dividend reinvestment plan only as a long-term investment and be prepared to hold them for an indefinite period of time.
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
At any one time, a significant portion of our investments could be in one property class. As a result, we will be subject to risks inherent in investments in a single type of property. If our investments are substantially in one property class, then the potential effects on our revenues, and as a result, on cash available for distribution to our stockholders, resulting from a downturn in the businesses conducted in those types of properties could be more pronounced than if we had more fully diversified our investments. As of December 31, 2018, our investments in office properties, including our office unconsolidated joint ventures, represented 57.3% of our total assets.
Because of the concentration of a significant portion of our assets in two geographic areas, any adverse economic, real estate or business conditions in these areas could affect our operating results and our ability to make distributions to our stockholders.
As of December 31, 2018, our real estate investments in California and Texas represented 16.1% and 14.4% of our total assets, respectively. As a result, the geographic concentration of our portfolio makes it particularly susceptible to adverse economic developments in the California and Texas real estate markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect our operating results and our ability to make distributions to stockholders.

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
In addition, to the extent distributions exceed cash flow from operations and gains from asset sales, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain. There is no limit on the amount of distributions we may fund from sources other than from cash flows from operations or gains from asset sales. For the year ended December 31, 2018, we paid aggregate distributions of $72.4 million (of which $1.4 million was reinvested through our dividend reinvestment plan). Our net income attributable to stockholders for the year ended December 31, 2018 was $33.5 million. For the year ended December 31, 2018, we funded 96% of total distributions paid, which includes cash distributions and dividends reinvested by stockholders, with gains realized from the dispositions of properties and 4% of total distributions paid with cash provided by operations and prior period cash provided by operations. From inception through December 31, 2018, we funded 10% of total distributions paid, which includes cash distributions and dividends reinvested by stockholders, with proceeds from debt financing, funded 43% of total distributions paid with the gains realized from the dispositions of properties and funded 47% of total distributions paid with cash provided by operations. Our cumulative distributions paid and net income attributable to common stockholders from inception through December 31, 2018 were $193.1 million and $186.7 million, respectively.
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

KBS Capital Advisors faces conflicts of interest relating to the leasing of properties and such conflicts may not be resolved in our favor, meaning that we may obtain less credit-worthy or desirable tenants, which could limit our ability to make distributions and reduce our stockholders’ overall investment return.
We and other KBS-sponsored programs and KBS-advised investors rely on our sponsors and other key real estate professionals at our advisor, including Messrs. Bren, Hall, McMillan and Schreiber, to supervise the property management and leasing of properties. If the KBS team of real estate professionals directs credit-worthy prospective tenants to properties owned by another KBS-sponsored program or KBS-advised investor when they could direct such tenants to our properties, our tenant base may have more inherent risk and our properties’ occupancy may be lower than might otherwise be the case.
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
KBS Capital Advisors and the key real estate professionals associated with KBS Capital Advisors face conflicts of interest relating to the acquisition and origination of assets and leasing and disposition of properties due to their relationship with other real estate programs and such conflicts may not be resolved in our favor, which could limit our ability to pay distributions to our stockholders and reduce our stockholders’ overall investment return.
We rely on our sponsor, KBS Holdings LLC, and other key real estate professionals at our advisor, including Messrs. Bren, Hall, McMillan and Schreiber, to identify suitable investment opportunities for us and to supervise the property management and leasing and eventual disposition of properties. KBS Real Estate Investment Trust II, Inc. (“KBS REIT II”), KBS Real Estate Investment Trust III, Inc. (“KBS REIT III”), KBS Strategic Opportunity REIT II, Inc. (“KBS Strategic Opportunity REIT II”) and KBS Growth & Income REIT, Inc. (“KBS Growth & Income REIT”) are also advised by KBS Capital Advisors. Keppel-KBS US REIT is externally managed by a joint venture between (i) an entity in which Messrs. Hall and McMillan have an indirect ownership interest and (ii) Keppel Capital Holding Pte. Ltd., which is not affiliated with us, and has also engaged KBS Capital Advisors to act as its asset manager in the United States. Through KBS Capital Advisors these programs rely on many of the same real estate and debt finance professionals as will future programs advised by our advisor or professionals associated with our advisor.  Messrs. Bren and Schreiber and several of the other key real estate and debt finance professionals at KBS Capital Advisors are also the key real estate and debt finance professionals at KBS Realty Advisors and its affiliates, the advisors to the private KBS-sponsored programs and the investment advisors to KBS-advised investors.  In addition, Messrs. Hall and McMillan have founded Pacific Oaks Capital Group, a real estate management company, and its family of companies in 2018. As such, we and other programs that currently have funds available for investment rely on many of the same real estate and debt finance professionals employed by KBS Capital Advisors, as will future KBS-sponsored programs, KBS-advised investors and other programs sponsored by Messrs. Bren, Hall, McMillan and Schreiber. Many investment opportunities that are suitable for us may also be suitable for other programs and investors. When these real estate and debt finance professionals direct an investment opportunity to any program or investor they, in their sole discretion, will offer the opportunity to the program or investor for which the investment opportunity is most suitable based on the investment objectives, portfolio and criteria of each program or investor.
For so long as we are externally advised, our charter provides that it shall not be a proper purpose of the corporation for us to make any significant investment unless KBS Capital Advisors has recommended the investment to us. Thus, the real estate and debt finance professionals of KBS Capital Advisors could direct attractive investment opportunities to other programs or investors. Such events could result in us investing in properties that provide less attractive returns, which would reduce the level of distributions we may be able to pay our stockholders.
We and other programs and investors also rely on these real estate professionals to supervise the property management and leasing of properties. If the KBS team of real estate professionals directs creditworthy prospective tenants to properties owned by another program or investor when it could direct such tenants to our properties, our tenant base may have more inherent risk and our properties’ occupancy may be lower than might otherwise be the case.
In addition, we and other programs advised by KBS Capital Advisors and its affiliates or key real estate professionals, rely on our sponsor and other key real estate professionals at our advisor to sell our properties. These programs and KBS-advised investors may possess properties in similar locations and/or of the same property types as ours and may be attempting to sell these properties at the same time we are attempting to sell some of our properties. If our advisor directs potential purchasers to properties owned by other programs they advise when it could direct such purchasers to our properties, we may be unable to sell some or all of our properties at the time or at the price we otherwise would, which could limit our ability to pay distributions and reduce our stockholders’ overall investment return.

Further, existing and future programs associated with KBS Capital Advisors and its affiliates, as well as Messrs. Bren, Hall, McMillan and Schreiber generally, are not and will not be prohibited from engaging, directly or indirectly, in any business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition, origination, development, ownership, leasing or sale of real estate-related investments.
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
We rely on KBS Capital Advisors and the real estate, management, accounting and debt finance professionals our advisor has assembled, including Messrs. Bren, Hall, McMillan, Schreiber and Jeffrey K. Waldvogel and Ms. Stacie K. Yamane, for the day-to-day operation of our business. Messrs. Bren, Hall, McMillan, Schreiber and Waldvogel and Ms. Yamane are also executive officers of KBS REIT II and KBS REIT III, and Messrs. Hall, McMillan, and Waldvogel and Ms. Yamane are executive officers of KBS Strategic Opportunity REIT II. In addition, Messrs. Bren and Schreiber and Ms. Yamane are executive officers of KBS Realty Advisors and its affiliates, the advisors of the private KBS-sponsored programs and the investment advisors to institutional investors in real estate and real estate-related assets. As a result of their interests in other KBS programs, their obligations to other investors and the fact that they engage in and they will continue to engage in other business activities on behalf of themselves and others, Messrs. Bren, Hall, McMillan, Schreiber and Waldvogel and Ms. Yamane face conflicts of interest in allocating their time among us, KBS REIT II, KBS REIT III, KBS Strategic Opportunity REIT II, KBS Growth & Income REIT, KBS Capital Advisors and other KBS-sponsored programs as well as other business activities in which they are involved. In addition, KBS Capital Advisors and KBS Realty Advisors and their affiliates share many of the same key real estate and debt finance professionals. During times of intense activity in other programs and ventures, these individuals may devote less time and fewer resources to our business than are necessary or appropriate to manage our business. Furthermore, some or all of these individuals may become employees of another KBS-sponsored program in an internalization transaction or, if we internalize our advisor, may not become our employees as a result of their relationship with other KBS-sponsored programs. If these events occur, the returns on our investments, and the value of our stockholders’ investments, may decline.

All of our executive officers and some of our directors and the key real estate and debt finance professionals assembled by our advisor face conflicts of interest related to their positions and/or interests in KBS Capital Advisors and its affiliates, which could hinder our ability to implement our business strategy and to generate returns to our stockholders.
All of our executive officers, some of our directors and other key real estate and debt finance professionals assembled by our advisor are also executive officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor, and other affiliated KBS entities. Through KBS-affiliated entities, some of these persons also serve as the investment advisors to institutional investors in real estate and real estate-related assets and through KBS Capital Advisors and its affiliates these persons serve as the advisor to KBS REIT II, KBS REIT III, KBS Strategic Opportunity REIT II, KBS Growth & Income REIT and other KBS-sponsored programs. As a result, they owe fiduciary duties to each of these entities, their members and limited partners and these investors, which fiduciary duties may from time to time conflict with the fiduciary duties that they owe to us and our stockholders. Their loyalties to these other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. Further, Messrs. Bren, Hall, McMillan and Schreiber and existing and future KBS-sponsored programs and KBS-advised investors generally are not and will not be prohibited from engaging, directly or indirectly, in any business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition, development, ownership, leasing or sale of real estate investments. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to our stockholders and to maintain or increase the value of our assets.
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
Our share redemption program includes numerous restrictions that limit our stockholders’ ability to sell their shares. Our stockholders must hold their shares for at least one year in order to participate in the share redemption program, except for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence.” We limit the number of shares redeemed pursuant to the share redemption program as follows: (i) during any calendar year, we may redeem no more than 5% of the weighted-average number of shares outstanding during the prior calendar year, (ii) during 2019, we may redeem no more than $2.0 million of shares in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence” and (iii) during 2019, we may redeem no more than $2.0 million of shares per fiscal quarter, excluding shares redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence.” To the extent any of such capacity is unused in a fiscal quarter, it will be carried over to the next fiscal quarter for redemption of shares excluding shares redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence.”  In addition, to the extent extra capacity from the bullet above is available with respect to redemptions in the last month of 2019, such capacity will be made available for redemption of shares other than in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence.”  We may increase or decrease this limit upon ten business days’ notice to stockholders. Further, we have no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. These limits may prevent us from accommodating all redemption requests made in any year. Our board is free to amend, suspend or terminate the share redemption program upon 10 business days’ notice.
The price at which we will redeem shares under the program is 95% of our most recent estimated value per share.
The most recent estimated value per share of our common stock is $9.91. For a full description of the methodologies and assumptions used to value our assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.” The value of our shares will fluctuate over time in response to developments related to individual assets in our portfolio and the management of those assets and in response to the real estate and finance markets. As such, the estimated value per share does not take into account developments in our portfolio since November 12, 2018. We currently expect to utilize our advisor and/or an independent valuation firm to update our estimated value per share no later than December 2019. Upon updating our estimated value per share, the redemption price per share will also change. Because of the restrictions of our share redemption program, our stockholders may not be able to sell their shares under the program, and if stockholders are able to sell their shares, depending upon the then current redemption price, they may not recover the amount of their investment in us.
The estimated value per share of our common stock may not reflect the value that stockholders will receive for their investment.
On November 12, 2018, our board of directors approved an estimated value per share of our common stock of $9.91 based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding as of September 30, 2018, with the exception of an adjustment to our net asset value to give effect to the November 12, 2018 authorization of a special dividend of $2.95 per share on the outstanding shares of our common stock to the stockholders of record as of the close of business on November 12, 2018. All of our assets and liabilities were valued as of September 30, 2018. We provided this estimated value per share to assist broker-dealers that participated in our initial public offering in meeting their customer account statement reporting obligations under National Association of Securities Dealers Conduct Rule 2340, as required by the Financial Industry Regulatory Authority (“FINRA”). The valuation was performed in accordance with the provisions of and also to comply with Practice Guideline 2013-01, Valuations of Publicly Registered, Non-Listed REITs issued by the Investment Program Association (“IPA”) in April 2013. The estimated value per share was based upon the recommendation and valuation prepared by our advisor.

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
For a full description of the methodologies and assumptions used to value our assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Market Information.” We currently expect to utilize our advisor and/or an independent valuation firm to update the estimated value per share in December 2019.
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
Our investments in equity securities are carried at estimated fair value and temporary changes in the market values of those assets will be directly charged or credited to the income statement.
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
Our operating results will depend in large part on differences between the income from our assets, net of credit losses and financing costs. Income from our assets may respond more slowly to interest rate fluctuations than the cost of our borrowings. Consequently, changes in interest rates, particularly short-term interest rates, may significantly influence our net income. Increases in these rates will tend to decrease our net income and market value of our assets. Interest rate fluctuations resulting in our interest expense exceeding our interest income would result in operating losses for us and may limit our ability to make distributions to our stockholders. We have incurred debt and increases in interest rates will increase the cost of that debt, which could reduce our cash flow from operations and the cash we have available for distribution to our stockholders. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments at times that may not permit realization of the maximum return on such investments.
Changes to the LIBOR settling process could adversely affect our ability to make distributions to our stockholders.
As of December 31, 2018, we have $373.8 million variable rate debt outstanding for which we pay interest based on the London Interbank Offered Rate (“LIBOR”). In July 2017, the Financial Conduct Authority announced that by the end of 2021, LIBOR would be replaced with a more reliable alternative, due to LIBOR rate manipulation and the resulting fines assessed on several major financial institutions over the past several years. It is unclear whether new methods of calculating LIBOR will be established, such that LIBOR may continue to exist after 2021. At this time, we do not know what changes will be made by the Financial Conduct Authority, or how the changes to or replacement of LIBOR will affect the interest we pay on our unsecured credit facility and other debt instruments. Additionally, there is no guarantee that a transition from LIBOR to an alternative rate will not result in financial market disruptions, significant increases in benchmark interest rates or borrowing costs, any of which may have an adverse effect on us.
We have broad authority to incur debt and high debt levels could hinder our ability to make distributions and decrease the value of our stockholders’ investment.
Our charter limits our total liabilities to 75% of the cost (before deducting depreciation or other noncash reserves) of our tangible assets; however, we may exceed that limit if the majority of the conflicts committee of our board of directors approves each borrowing in excess of our charter limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of December 31, 2018, our borrowings and other liabilities were approximately 68% and 67% of the cost (before depreciation and other noncash reserves) and book value (before depreciation) of our tangible assets, respectively. High debt levels would cause us to incur higher interest charges and higher debt service payments and may also be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of our stockholders’ investment.
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
The deed of trust that governs the terms of the bonds issued to Israeli investors contains various restrictive covenants. Such restrictive covenants may prohibit us from making certain investments, selling properties or taking certain other actions that our board of directors otherwise believes to be in our best interests. Such restrictions may adversely affect our operations and limit our ability to make distributions to our stockholders. For example, we may not make investments through the BVI outside the U.S. and are restricted in our land and development investments made through the BVI. In addition, the BVI must maintain at least $475 million in consolidated equity and, except as necessary for us to maintain our qualification as a REIT, may not make distributions to us that would cause the consolidated equity capital of the BVI to drop below $600 million. In addition, certain significant transactions involving the BVI and our company, another KBS-sponsored company, or a KBS affiliate, or a sale of 60% of BVI assets, may require the consent of the bondholders. Finally, for as long as the debentures are outstanding, we may not conduct our investment strategy through an entity other than the BVI without the consent of the noteholders (unless those investments would be prohibited by the deed of trust, in which case we must conduct them outside of the BVI). A violation of any of the foregoing could constitute an event of default, result in an increase of the interest rate of the bonds in up to 1% (as of December 31, 2018 the interest rate was 4.25%) and cause the bonds to become immediately due and payable.
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
We must also ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets, including certain mortgage loans and mortgage-backed securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets can consist of the securities of any one issuer (other than government securities and qualified real estate assets) and no more than 20% of the value of our gross assets (25% for tax years prior to 2018) may be represented by securities of one or more TRSs. Finally, no more than 25% of our assets may consist of debt investments that are issued by “publicly offered REITs” and would not otherwise be treated as qualifying real estate assets. If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter to avoid losing our REIT status and suffering adverse tax consequences, unless certain relief provisions apply. As a result, compliance with the REIT requirements may hinder our ability to operate solely on the basis of profit maximization and may require us to liquidate investments from our portfolio, or refrain from making, otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to stockholders.

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
Specifically, in 2016 and 2018, we contributed certain undeveloped land in Las Vegas to a TRS, which was structured as a taxable sale. We have taken the position that such sale is not a dealer sale and, thus, not a prohibited transaction. There can be no assurances that the IRS will agree with our characterization of the transactions and such sale may be subject to recast and a 100% tax on the gain may be imposed.
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
The maximum tax rate for “qualified dividends” paid by corporations to non-corporate stockholders is currently 20%. Distributions paid by REITs, however, generally are taxed at ordinary income rates (currently subject to a maximum rate of 37% for non-corporate stockholders), rather than the preferential rate applicable to qualified dividends. Non-corporate stockholders, however, may be able to deduct 20% of income received as ordinary REIT dividends subject to certain holding period requirements, thus reducing the maximum effective federal income tax rate on such dividends.
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
We intend to maintain the status of our operating partnership as a partnership for federal income tax purposes. However, if the IRS were to successfully challenge the status of our operating partnership as a partnership, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that our operating partnership could make to us. This would also result in our losing REIT status and becoming subject to a corporate level tax on our own income. This would substantially reduce our cash available to pay distributions and the return on our stockholders’ investment. In addition, if any of the entities through which our operating partnership owns its properties, in whole or in part, loses its characterization as a partnership for federal income tax purposes, the underlying entity would become subject to taxation as a corporation, thereby reducing distributions to our operating partnership and jeopardizing our ability to maintain REIT status.

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
As of December 31, 2018, we owned six office properties, one office portfolio consisting of four office buildings and 14 acres of undeveloped land and one retail property encompassing, in the aggregate, approximately 3.0 million rentable square feet. As of December 31, 2018, these properties were 74% occupied. In addition, we owned two apartment properties (of which one apartment property was held for sale), containing 383 units and encompassing approximately 0.3 million rentable square feet, which were 94% occupied. We also owned three investments in undeveloped land with approximately 1,000 developable acres. The following table provides summary information regarding our properties as of December 31, 2018:

Property Location of Property	Date Acquired or Foreclosed on	Property Type	Rentable Square Feet	Total Real Estate at Cost (1) (in thousands)	Occupancy	Ownership %
Richardson Portfolio Richardson, TX	11/23/2011	Office/ Undeveloped Land	569,980	$41,448	76.7%	90.0%
Park Highlands (2) North Las Vegas, NV	12/30/2011	Undeveloped Land	—	30,603	N/A	100.0% (2)
Burbank Collection Burbank, CA	12/12/2012	Retail	39,035	16,860	89.5%	90.0%
Park Centre Austin, TX	03/28/2013	Office	205,095	31,289	49.1%	100.0%
1180 Raymond Newark, NJ	08/20/2013	Apartment	268,688	46,898	95.0%	100.0%
Park Highlands II (2) North Las Vegas, NV	12/10/2013	Undeveloped Land	—	25,834	N/A	100.0% (2)
Richardson Land II Richardson, TX	09/04/2014	Undeveloped Land	—	3,418	N/A	90.0%
Crown Pointe Dunwoody, GA	02/14/2017	Office	509,792	93,042	72.6%	100.0%
125 John Carpenter Irving, TX	09/15/2017	Office	445,317	88,283	85.3%	100.0%
Marquette Plaza Minneapolis, MN	03/01/2018	Office	522,656	89,334	68.3%	100.0%
City Tower Orange, CA	03/06/2018	Office	435,177	152,784	78.6%	100.0%
Eight & Nine Corporate Centre Franklin, TN	06/08/2018	Office	316,334	76,376	71.4%	100.0%
			3,312,074	$696,169
_____________________
(1) Total real estate at cost represents the total cost of real estate net of write-offs of fully depreciated/amortized assets.
(2) We own 100% of the common members’ equity of Park Highlands and Park Highlands II. On September 7, 2016, our subsidiary that owns a portion of Park Highlands and Park Highlands II, sold 820 units of 10% Class A non-voting preferred membership units for $0.8 million to accredited investors. The amount of the Class A non-voting preferred membership units raised, net of offering costs, is included in other liabilities on the accompanying consolidated balance sheets.
As of December 31, 2018, there were no tenants occupying 10% or more of our total rentable square footage. As of December 31, 2018, our real estate portfolio’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Health Care and Social Services	16	$6,716	12.1%
Insurance	21	5,997	10.8%
		$12,713	22.9%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2018, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
No other tenant industries accounted for more than 10% of annualized base rent. No material tenant credit issues have been identified at this time.

Portfolio Lease Expiration
The following table reflects lease expirations of our owned properties, excluding apartment leases, as of     December 31, 2018:

Year of Expiration	Number of Leases Expiring	Annualized Base Rent (in thousands) (1)	% of Portfolio Annualized Base Rent Expiring	Leased Rentable Square Feet Expiring	% of Portfolio Rentable Square Feet Expiring
Month-to-Month	9	$467	0.8%	49,164	2.2%
2019	43	5,396	9.7%	228,902	10.2%
2020	43	7,007	12.6%	299,956	13.3%
2021	33	5,195	9.4%	209,927	9.3%
2022	29	7,434	13.4%	298,861	13.3%
2023	30	4,437	8.0%	205,470	9.1%
2024	14	2,555	4.6%	97,343	4.3%
2025	9	5,111	9.2%	190,379	8.5%
2026	10	5,749	10.4%	204,856	9.1%
2027	11	6,328	11.4%	242,537	10.8%
2028	6	2,827	5.1%	112,421	5.0%
Thereafter	5	2,987	5.4%	108,008	4.9%
Total	242	$55,493	100%	2,247,824	100%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2018, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
In addition, as of December 31, 2018, we had one apartment property held for sale. The following table provides summary information regarding the property held for sale as of December 31, 2018:

Property Location of Property	Date Acquired	Property Type	Rentable Square Feet	Total Real Estate at Cost (1) (in thousands)	Occupancy	Ownership %
424 Bedford (2) Brooklyn, NY	01/31/2014	Apartment	49,220	$34,793	89.4%	90.0%
_____________________
(1) Total real estate at cost represents the total cost of real estate net of write-offs of fully depreciated/amortized assets.
(2) On January 11, 2019, we sold this property. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Subsequent Events.”

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
Stockholder Information
As of March 4, 2019, we had 66.8 million shares of common stock outstanding held by a total of approximately 13,000 stockholders. The number of stockholders is based on the records of DST Systems, Inc., who serves as our transfer agent.
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
We provide an estimated value per share to assist broker-dealers that participated in our initial public offering in meeting their customer account statement reporting obligations under National Association of Securities Dealers Conduct Rule 2340 as required by FINRA. This valuation was performed in accordance with the provisions of and also to comply with Practice Guideline 2013-01, Valuations of Publicly Registered, Non-Listed REITs issued by the IPA in April 2013. For this purpose, we estimated the value of the shares of our common stock as $9.91 per share as of December 31, 2018. This estimated value per share is based on our board of directors’ approval on November 12, 2018 of an estimated value per share of our common stock of $9.91 based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding as of September 30, 2018, with the exception of an adjustment to our net asset value to give effect to the November 12, 2018 authorization of a special dividend of $2.95 per share on our outstanding shares of common stock to the stockholders of record as of the close of business on November 12, 2018 (the “Special Dividend”). Excluding the Special Dividend, our estimated value per share of common stock would be $12.86. Other than the authorization of the Special Dividend, there were no material changes between September 30, 2018 and November 12, 2018 to the net values of our assets and liabilities that impacted the overall estimated value per share.
Our conflicts committee, composed of all of our independent directors, is responsible for the oversight of the valuation process, including the review and approval of the valuation process and methodologies used to determine our estimated value per share, the consistency of the valuation and appraisal methodologies with real estate industry standards and practices and the reasonableness of the assumptions used in the valuations and appraisals. The estimated value per share was based upon the recommendation and valuation prepared by KBS Capital Advisors, our external advisor. KBS Capital Advisors’ valuation of our consolidated investments in real estate properties and two of our unconsolidated joint venture investments in real estate properties was based on (i) appraisals of such investments performed by third-party valuation firms and (ii) the contractual sale price less estimated selling credits, disposition costs and disposition fees of a portfolio of 21 office/flex/industrial buildings located in Redmond, Washington (the “Westpark Portfolio”), which was under contract as of September 30, 2018. Appraisals on (i) all of our consolidated investments in real properties, excluding investments in undeveloped land and the Westpark Portfolio, and (ii) two of our unconsolidated investments in real estate properties were performed by Duff & Phelps, LLC (“Duff & Phelps”). Appraisals of our investments in undeveloped land were performed by Colliers International Valuation & Advisory Services, LLC (“Colliers”). Duff & Phelps and Colliers, each an independent third-party valuation firm, also prepared appraisal reports, summarizing key inputs and assumptions, for each of the real estate properties they respectively appraised. KBS Capital Advisors also performed valuations with respect to our real estate-related investments, one of our unconsolidated joint ventures, cash, other assets, mortgage debt and other liabilities. The methodologies and assumptions used to determine the estimated value of our assets and the estimated value of our liabilities are described further below.

KBS Capital Advisors used the appraised values of our real estate properties and, in the case of the Westpark Portfolio, the contractual sale price less estimated selling credits, disposition costs and disposition fees, together with KBS Capital Advisors’ estimated value of each of our other assets and liabilities and adjusted for the impact of the Special Dividend, to calculate and recommend an estimated value per share of our common stock. Upon (i) the conflicts committee’s receipt and review of KBS Capital Advisors’ valuation report, including KBS Capital Advisors’ summary of the appraisal reports prepared by Duff & Phelps and Colliers and KBS Capital Advisors’ estimated value of each of our other assets and our liabilities, (ii) the conflicts committee’s review of the reasonableness of our estimated value per share resulting from KBS Capital Advisors’ valuation process, (iii) consideration of the Special Dividend, and (iv) in light of other factors considered by the conflicts committee and the conflicts committee’s own extensive knowledge of our assets and liabilities, the conflicts committee concluded that the estimated value per share proposed by KBS Capital Advisors was reasonable and recommended to the board of directors that it adopt $9.91 as the estimated value per share of our common stock. At the special meeting of the board of directors, the board of directors unanimously agreed to accept the recommendation of the conflicts committee and approved $9.91 as the estimated value of our common stock, which determination is ultimately and solely the responsibility of the board of directors.
The table below sets forth the calculation of our estimated value per share as of November 12, 2018, as well as the calculation of our prior estimated value per share as of December 7, 2017:

	November 12, 2018 Estimated Value per Share	December 7, 2017 Estimated Value per Share(1)	Change in Estimated Value per Share
Real estate properties (2)	$20.57	$30.83	$(10.26)
Real estate equity securities (3)	1.82	0.90	0.92
Real estate debt securities	0.32	0.33	(0.01)
Cash	1.72	0.60	1.12
Investments in unconsolidated joint ventures (4)	3.61	3.26	0.35
Other assets	0.36	0.53	(0.17)
Mortgage debt (5)	(8.98)	(13.96)	4.98
Series A Debentures (6)	(5.00)	(5.54)	0.54
Advisor participation fee potential liability	(0.62)	(0.54)	(0.08)
Other liabilities	(0.57)	(0.71)	0.14
Non-controlling interest	(0.37)	(0.59)	0.22
Special Dividend authorized on December 7, 2017	—	(3.61)	3.61
Estimated value per share prior to November 12, 2018 Special Dividend authorization	$12.86	$11.50	$1.36
Estimated enterprise value premium	None assumed	None assumed	None assumed
Special Dividend authorized on November 12, 2018 (7)	(2.95)	—	(2.95)
Total estimated value per share	$9.91	$11.50	$(1.59)
_____________________
(1) The December 7, 2017 estimated value per share was based upon the recommendation and valuation of KBS Capital Advisors. We engaged Duff & Phelps and Newmark Knight Frank Valuation & Advisory, LLC (“Newmark”), a division of Newmark Knight Frank to provide appraisals of our real estate properties, investments in undeveloped land and two of our unconsolidated investments in real estate properties and the Advisor performed valuations of our real estate-related investments, one of our unconsolidated joint ventures, cash, other assets, mortgage debt and other liabilities. For more information relating to the December 7, 2017 estimated value per share and the assumptions and methodologies used by Duff & Phelps, Newmark and the Advisor, see our Current Report on Form 8-K filed with the SEC on December 13, 2017.
(2) The decrease in the estimated value of real estate properties was due to dispositions of real estate properties, partially offset by acquisitions of real estate and increases in fair values of our real estate properties. The estimated value per share of our real estate properties as of November 12, 2018 includes the Westpark Portfolio, which was under contract to sell as of September 30, 2018.
(3) The increase in the estimated value of real estate equity securities was due to acquisitions of real estate equity securities subsequent to September 30, 2017.
(4) The increase in the estimated value of investments in unconsolidated joint ventures was primarily due to an increase in fair values of the real estate held by the unconsolidated joint ventures, partially offset by a return of capital distribution from one joint venture.
(5) The decrease in mortgage debt was primarily due to repayments upon asset sales, partially offset by borrowings to fund acquisitions of real estate and capital expenditures on real estate. The estimated value per share of our mortgage debt as of November 12, 2018 includes the mortgage debt expected to be repaid in connection with the sale of the Westpark Portfolio.
(6) Amount relates to Series A Debentures issued in Israel on March 8, 2016. The decrease is due to a decrease in fair value of the Series A Debentures, which are publicly traded on the Tel-Aviv Stock Exchange, and the change in foreign exchange rate of the Israeli new Shekel.
(7) On November 12, 2018, our board of directors authorized the Special Dividend, which we paid in December 2018. The Special Dividend was paid in a combination of cash and stock with cash funded from the sale of real estate properties.

The increase in our estimated value per share before the impact of the Special Dividend from the previous estimate was primarily due to the items noted below, which reflect the significant contributors to the increase in the estimated value per share from $11.50 to $12.86. The changes are not equal to the change in values of each real estate asset and liability group presented in the table above due to real estate property acquisitions, dispositions, debt financings and other factors, which caused the value of certain asset or liability groups to change with no impact to our fair value of equity or the overall estimated value per share.

Change in Estimated Value per Share
December 7, 2017 estimated value per share	$11.50
Changes to estimated value per share
Investments
Real estate	1.31
Investments in unconsolidated joint ventures	0.64
Investments in debt and equity securities	(0.04)
Capital expenditures on real estate	(0.66)
Total change related to investments	1.25
Operating cash flows in excess of quarterly distributions declared (1)	0.16
Foreign currency gain	0.10
Selling, acquisition and financing costs (2)	(0.19)
Advisor disposition and acquisition fees (3)	(0.11)
Mortgage debt and Series A debentures	0.14
Self-Tender offer price discount (4)	0.10
Advisor Participation fee potential liability	(0.10)
Other	0.01
Total change in estimated value per share prior to November 12, 2018 Special Dividend declaration	$1.36
Estimated value per share prior to November 12, 2018 Special Dividend declaration	$12.86
Special Dividend (5)	(2.95)
November 12, 2018 estimated value per share	$9.91
_____________________
(1) Operating cash flow reflects modified funds from operations (“MFFO”) adjusted to deduct capitalized interest expense, real estate taxes and insurance and add back the amortization of deferred financing costs. We compute MFFO in accordance with the definition included in the practice guideline issued by the IPA in November 2010.
(2) Selling, acquisition and financing costs include approximately $3.0 million, or $0.06 per share, for the anticipated Westpark Portfolio sale subsequent to September 30, 2018.
(3) Advisor disposition fees include approximately $1.7 million, or $0.03 per share, for the anticipated Westpark Portfolio sale subsequent to September 30, 2018.
(4) On June 1, 2018, we accepted 9,527,724 shares for a price of $10.93 per share or an aggregate of $104.1 million in connection with a self-tender, the result of which increases the estimated value per share, as the purchase price for shares under the self-tender was less than the estimated value per share.
(5) See footnote (7) to the table above.

As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties using different assumptions and estimates could derive a different estimated value per share, and these differences could be significant. The estimated value per share is not audited and does not represent the fair value of our assets less the fair value of our liabilities according to U.S. generally accepted accounting principles (“GAAP”), nor does it represent a liquidation value of our assets and liabilities or the price at which our shares of common stock would trade at on a national securities exchange. The estimated value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated value per share also does not take into account estimated disposition costs and fees for real estate properties that are not under contract to sell, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations or the impact of restrictions on the assumption of debt. The estimated value per share does consider any participation or incentive fees that would be due to KBS Capital Advisors based on the aggregate net asset value of us and that would be payable in a hypothetical liquidation of us as of the valuation date in accordance with the terms of our advisory agreement. As of November 12, 2018, we had no potentially dilutive securities outstanding that would impact the estimated value per share of our common stock.
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
Real Estate
Independent Valuation Firm
Duff & Phelps(1) was selected by KBS Capital Advisors and approved by our conflicts committee to appraise all of our consolidated investments in real estate properties, 110 William Street (defined below) and 353 Sacramento (defined below) but excluding our investments in undeveloped land and the Westpark Portfolio. Colliers (2) was selected by KBS Capital Advisors and approved by our conflicts committee to appraise our three investments in undeveloped land. Duff & Phelps and Colliers are engaged in the business of appraising commercial real estate properties and are not affiliated with us or KBS Capital Advisors. The compensation we paid to Duff & Phelps and Colliers is based on the scope of work and not on the appraised values of our real estate properties.  The appraisals were performed in accordance with the Code of Ethics and the Uniform Standards of Professional Appraisal Practice, or USPAP, the real estate appraisal industry standards created by The Appraisal Foundation, as well as the requirements of the state where each real property is located.  Each appraisal was reviewed, approved and signed by an individual with the professional designation of MAI (Member of the Appraisal Institute). The use of the reports is subject to the requirements of the Appraisal Institute relating to review by its duly authorized representatives. In preparing their appraisal reports, Duff & Phelps and Colliers did not, and were not requested to, solicit third-party indications of interest for our common stock in connection with possible purchases thereof or the acquisition of all or any part of us.
Duff & Phelps and Colliers collected all reasonably available material information that each deemed relevant in appraising our real estate properties. Duff & Phelps relied in part on property-level information provided by KBS Capital Advisors, including (i) property historical and projected operating revenues and expenses; (ii) property lease agreements; and (iii) information regarding recent or planned capital expenditures. Colliers was provided with land surveys and development plans and relied in part on such information.

_____________________
(1) Duff & Phelps is actively engaged in the business of appraising commercial real estate properties similar to those owned by us in connection with public securities offerings, private placements, business combinations and similar transactions. We engaged Duff & Phelps to deliver an appraisal report relating to all of our consolidated investments in real estate properties, with the exception of our investments in undeveloped land, and Duff & Phelps received fees upon the delivery of such report. In addition, we have agreed to indemnify Duff & Phelps against certain liabilities arising out of this engagement. In the five years prior to the date of this filing, Duff & Phelps and its affiliates have provided a number of commercial real estate, appraisal and valuation services for us and/or our affiliates and have received fees in connection with such services. Duff & Phelps and its affiliates may from time to time in the future perform other commercial real estate, appraisal and valuation services for us and our affiliates in transactions related to the properties that are the subjects of the appraisals, so long as such other services do not adversely affect the independence of the applicable Duff & Phelps appraiser as certified in the applicable appraisal reports.
(2) Colliers is actively engaged in the business of appraising commercial real estate properties similar to those owned by us in connection with public securities offerings, private placements, business combinations and similar transactions. We engaged Colliers to deliver appraisal reports relating to our investments in undeveloped land and Colliers received fees upon the delivery of such reports. In addition, we have agreed to indemnify Colliers against certain liabilities arising out of this engagement. Colliers and its affiliates are engaged in the ordinary course of business in many areas related to commercial real estate and related services. Colliers and its affiliates may from time to time in the future perform other commercial real estate, appraisal, valuation and financial advisory services for us and our affiliates in transactions related to the properties that are the subjects of the appraisals, so long as such other services do not adversely affect the independence of the applicable Colliers appraiser as certified in the applicable appraisal reports.

In conducting their investigation and analyses, Duff & Phelps and Colliers took into account customary and accepted financial and commercial procedures and considerations as they deemed relevant. Although Duff & Phelps and Colliers reviewed information supplied or otherwise made available by us or KBS Capital Advisors for reasonableness, they assumed and relied upon the accuracy and completeness of all such information and of all information supplied or otherwise made available to them by any other party and did not independently verify any such information. With respect to operating or financial forecasts and other information and data provided to or otherwise reviewed by or discussed with Duff & Phelps and Colliers, Duff & Phelps and Colliers assumed that such forecasts and other information and data were reasonably prepared in good faith on bases reflecting the best currently available estimates and judgments of our management, board of directors and/or KBS Capital Advisors. Duff & Phelps and Colliers relied on us to advise them promptly if any information previously provided became inaccurate or was required to be updated during the period of their review.
In performing their analyses, Duff & Phelps and Colliers made numerous other assumptions as of various points in time with respect to industry performance, general business, economic and regulatory conditions and other matters, many of which are beyond their control and our control, as well as certain factual matters. For example, unless specifically informed to the contrary, Duff & Phelps and Colliers assumed that we have clear and marketable title to each real estate property appraised, that no title defects exist, that any improvements were made in accordance with law, that no hazardous materials are present or were present previously, that no deed restrictions exist, and that no changes to zoning ordinances or regulations governing use, density or shape are pending or being considered. Furthermore, Duff & Phelps’ and Colliers’ analyses, opinions and conclusions were necessarily based upon market, economic, financial and other circumstances and conditions existing as of or prior to the date of the appraisal, and any material change in such circumstances and conditions may affect Duff & Phelps’ and Colliers’ analyses and conclusions.  Duff & Phelps’ and Colliers’ appraisal reports contain other assumptions, qualifications and limitations that qualify the analyses, opinions and conclusions set forth therein.  Furthermore, the prices at which our real estate properties may actually be sold could differ from Duff & Phelps’ and Colliers’ analyses.
Although Duff & Phelps and Colliers considered any comments received from us or KBS Capital Advisors to their appraisal reports, the final appraised values of our real estate properties, with the exception of the Westpark Portfolio, were determined by Duff & Phelps and Colliers.  The appraisal reports for our real estate properties are addressed solely to us to assist KBS Capital Advisors in calculating and recommending an updated estimated value per share of our common stock. The appraisal reports are not addressed to the public and may not be relied upon by any other person to establish an estimated value per share of our common stock and do not constitute a recommendation to any person to purchase or sell any shares of our common stock. In preparing their appraisal reports, Duff & Phelps and Colliers did not solicit third-party indications of interest for our real estate properties. While Duff & Phelps and Colliers are responsible for providing appraisals for us, Duff & Phelps and Colliers are not responsible for, did not calculate, and did not participate in the determination of the estimated value per share of our common stock.
The foregoing is a summary of the standard assumptions, qualifications and limitations that generally apply to Duff & Phelps’ and Colliers’ appraisal reports. All of the Duff & Phelps and Colliers appraisal reports, including the analysis, opinions and conclusions set forth in such reports, are qualified by the assumptions, qualifications and limitations set forth in the respective appraisal reports.
Real Estate Valuation
Duff & Phelps and Colliers (in the case of our ownership of undeveloped land) appraised each of our real estate properties, with the exception of the Westpark Portfolio. Duff & Phelps and Colliers used various methodologies, as appropriate, such as the direct capitalization approach, discounted cash flow analyses and sales comparison approach. Duff & Phelps relied primarily on 10-year discounted cash flow analyses for the final valuations of each of the real estate properties (which exclude undeveloped land) and Colliers relied primarily on the sales comparison approach for the final valuations of the undeveloped land that it appraised. Duff & Phelps calculated the discounted cash flow value of our real estate properties (which exclude undeveloped land) using property-level cash flow estimates, terminal capitalization rates and discount rates that fall within ranges they believe would be used by similar investors to value the properties we own based on recent comparable market transactions adjusted for unique property and market-specific factors. Colliers relied primarily on the sales comparison approach and estimated the value of the undeveloped land based on the most applicable recent comparable market transactions.
As of September 30, 2018, we owned 14 real estate assets (consisting of six office properties, one office portfolio consisting of four office buildings and 14 acres of undeveloped land, one office/flex/industrial portfolio consisting of 21 buildings, one retail property, two apartment properties and three investments in undeveloped land with approximately 1,000 developable acres).

We obtained appraisals for 13 real estate assets (consisting of six office properties, one office portfolio consisting of four office buildings and 14 acres of undeveloped land, one retail property, two apartment properties and three investments in undeveloped land with approximately 1,000 developable acres). As of September 30, 2018, the total appraised value of our consolidated real estate properties, excluding the Westpark Portfolio, as provided by Duff & Phelps and Colliers using the appraisal methods described above, was $950.2 million. The estimated value of the Westpark Portfolio, based on the contractual sales price less estimated selling credits, was $165.5 million. Based on the appraisal and valuation methodologies described above, the total estimated value of our consolidated real estate properties was $1,115.7 million. The total cost basis of these properties as of September 30, 2018 was $916.4 million. This amount includes the acquisition cost of $799.8 million, $28.0 million for the acquisition of minority interests in joint ventures, $77.0 million in capital expenditures, leasing commissions and tenant improvements since inception and $11.6 million of acquisition fees and expenses as well as foreclosure costs. The total estimated real estate value as of September 30, 2018 compared to the total acquisition cost of our real estate properties plus subsequent capital improvements through September 30, 2018 results in an overall increase in the real estate value of approximately 21.7%.
The following table summarizes the key assumptions that were used in the discounted cash flow models in order to arrive at the appraised real estate property values as well as the sales comparison range of values used to arrive at the appraised values for undeveloped land:

	Range in Values	Weighted-Average Basis
Consolidated Investments in Real Estate Properties (Excluding Undeveloped Land)
Terminal capitalization rate	4.00% to 7.50%	6.66%
Discount rate	4.75% to 9.50%	7.83%
Net operating income compounded annual growth rate (1)	(2.69%) to 22.68%	5.60%

Undeveloped Land
Price per acre (2)	$128,000 to $866,000	$139,000
_____________________
(1) The net operating income compounded annual growth rates (“CAGRs”) reflect both the contractual and market rents and reimbursements (in cases where the contractual lease period is less than the valuation period) net of expenses over the valuation period. The range of CAGRs shown is the constant annual rate at which the net operating income is projected to grow to reach the net operating income in the final year of the hold period for each of the properties.
(2) The weighted-average price per acre was primarily driven by our two investments in undeveloped land with approximately 1,424 acres (approximately 1,000 developable acres) located in North Las Vegas, Nevada.  The weighted-average price per acre for these two investments in undeveloped land was approximately $128,000.
While we believe that Duff & Phelps’ and Colliers’ assumptions and inputs are reasonable, a change in these assumptions and inputs would significantly impact the calculation of the appraised value of our real estate properties and, thus, our estimated value per share. As of September 30, 2018, certain of our real estate assets have non-stabilized occupancies.  Appraisals may provide a sense of the value of the investment, but any appraisal of the property will be based on numerous estimates, judgments and assumptions that significantly affect the appraised value of the underlying property. An appraisal of a non-stabilized property, in particular, involves a high degree of subjectivity due to high vacancy levels and uncertainties with respect to future market rental rates and timing of lease-up and stabilization. Accordingly, different assumptions may materially change the appraised value of the property. The table below illustrates the impact on the estimated value per share if the terminal capitalization rates or discount rates were adjusted by 25 basis points, and assuming all other factors remain unchanged, with respect to the real estate properties referenced in the table above (excluding undeveloped land). Additionally, the table below illustrates the impact on the estimated value per share if the terminal capitalization rates or discount rates were adjusted by 5% in accordance with the IPA guidance:

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease of 25 basis points	Increase of 25 basis points	Decrease of 5%	Increase of 5%
Terminal capitalization rates	$0.29	$(0.27)	$0.37	$(0.33)
Discount rates	0.22	(0.22)	0.33	(0.32)
The table below illustrates the impact on the estimated value per share if the price per acre of the investments in undeveloped land was adjusted by 5%:

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease of 5%	Increase of 5%
Price per acre	$(0.15)	$0.15

Investments in Unconsolidated Joint Ventures
As of September 30, 2018, we held three investments in unconsolidated joint ventures including 110 William Street, 353 Sacramento and the NIP Joint Venture (as defined below).
110 William Street is an office property containing 928,157 rentable square feet located in New York, New York and we hold a 60% interest in a joint venture that owns 110 William Street. The appraised value of 110 William Street as provided by Duff & Phelps was $519.0 million. KBS Capital Advisors relied on the appraised value provided by Duff & Phelps along with the fair value of other assets and liabilities as determined by KBS Capital Advisors, and then calculated the amount that we would receive in a hypothetical liquidation of the real estate at the appraised value and the other assets and liabilities at their fair values based on the profit participation thresholds contained in the joint venture agreement.  The resulting amount was the fair value assigned to our 60% interest in this unconsolidated joint venture. As of September 30, 2018, the carrying value and estimated fair value of our investment in this unconsolidated joint venture were $2.4 million and $134.8 million, respectively.
Duff & Phelps relied on a 10-year discounted cash flow analyses for the final valuation of 110 William Street. The terminal capitalization rate, discount rate and CAGR used in the discounted cash flow model to arrive at the appraised value were 5.50%, 6.75% and 14.55%, respectively.
353 Sacramento is an office building containing 284,751 rentable square feet located in San Francisco, California and we hold a 55% interest in a joint venture that owns 353 Sacramento. The appraised value of 353 Sacramento as provided by Duff & Phelps was $201.8 million. KBS Capital Advisors relied on the appraised value provided by Duff & Phelps along with the fair value of other assets and liabilities as determined by KBS Capital Advisors, and then calculated the amount that we would receive in a hypothetical liquidation of the real estate at the appraised value and the other assets and liabilities at their fair values based on the profit participation thresholds contained in the joint venture agreement. The resulting amount was the fair value assigned to our 55% interest in this unconsolidated joint venture. As of September 30, 2018, the carrying value and estimated fair value of our investment in this unconsolidated joint venture were $43.4 million and $59.4 million, respectively.
Duff & Phelps relied on a 10-year discounted cash flow analyses for the final valuation of 353 Sacramento. The terminal capitalization rate, discount rate and CAGR used in the discounted cash flow model to arrive at the appraised value were 5.50%,7.50% and 14.82%, respectively.
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

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease of 25 basis points	Increase of 25 basis points	Decrease of 5%	Increase of 5%
Terminal capitalization rates	$0.18	$(0.16)	$0.19	$(0.18)
Discount rates	0.11	(0.11)	0.16	(0.15)
We also hold an interest of less than 5% in a joint venture which has invested in a portfolio of industrial properties (the “NIP Joint Venture”), and was valued by KBS Capital Advisors using a discounted cash flow analysis of the expected distributions to us. The cash flow estimates used in the analysis were based on our participation interest in the estimated cash flows available after paying debt service through ultimate liquidation of the NIP Joint Venture as described in the joint venture agreement. The cash flow estimates of the NIP Joint Venture were reviewed by KBS Capital Advisors. As of September 30, 2018, the carrying value and estimated fair value of our investment in this unconsolidated joint venture were $1.5 million and $1.7 million, respectively. The estimated value of our investment in this unconsolidated joint venture for purposes of our estimated value per share was calculated by applying an 8.50% discount rate to the estimated cash flows for a total value of $0.03 per share. Assuming all other factors remain unchanged, a decrease or increase in the discount rates of 25 basis points would have no impact on the estimated value per share. Additionally, a 5% decrease or increase in the discount rates would have no impact on the estimated value per share.

Real Estate Equity Securities
As of September 30, 2018, we owned three investments in real estate equity securities. The estimated value of our real estate equity securities is equal to the GAAP fair value disclosed in our Quarterly Report on Form 10-Q for the period ended September 30, 2018, which also equals the book value of the real estate equity securities in accordance with GAAP. As of September 30, 2018, we owned 3,722,019 shares of Whitestone REIT and 1,576,809 shares of Franklin Street Properties Corp. The fair values of these real estate equity securities were based on quoted prices in an active market on a major stock exchange. As of September 30, 2018, we owned 43,999,500 shares of common units of Keppel-KBS US REIT. The fair value measurement on 21,999,750 shares was based on a quoted price in an active market on a major stock exchange. The fair value measurement on the remaining 21,999,750 shares, which we agreed not to sell, transfer or assign until November 8, 2018 (the “Unit Lockout Period”), was based on a quoted price in an active market on a major stock exchange, adjusted for the lack of marketability during the Unit Lockout Period. The estimated value of the shares was determined using inputs, including the quoted stock price, risk-free rate and expected volatility. As of September 30, 2018, the fair value and carrying value of our real estate equity securities was $98.7 million.
Real Estate Debt Securities
As of September 30, 2018, we owned an investment in real estate debt securities. The estimated value of our real estate debt securities is equal to the GAAP fair value disclosed in our Quarterly Report on Form 10-Q for the period ended September 30, 2018, but does not equal the book value of the real estate debt securities in accordance with GAAP. The estimated value of our real estate debt securities was determined using an internal valuation model that considers the expected cash flows for the loans, underlying collateral values (for collateral dependent loans) and estimated yield requirements of institutional investors for real estate debt securities with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements. As of September 30, 2018, the fair value and carrying value of our real estate debt securities was $17.5 million and $17.9 million, respectively. The discount rate applied to the cash flow from the real estate debt securities, which have a remaining term of 1.1 years, was approximately 13.25%. Similar to the appraisals of our real estate properties, a change in the assumptions and inputs would change the fair value of our real estate debt securities and thus, could change our estimated NAV per share. Assuming all other factors remain unchanged, a decrease or increase in the discount rates of 25 basis points would have no impact on our estimated net asset value per share. Additionally, assuming all other factors remain unchanged, a 5% decrease or increase in the discount rates would have no impact on our estimated net asset value per share.
Notes Payable
The estimated values of our notes payable are equal to the GAAP fair values disclosed in our Quarterly Report on Form 10-Q for the period ended September 30, 2018, but do not equal the book value of the loans in accordance with GAAP. The estimated values of our notes payable were determined using a discounted cash flow analysis. The cash flows were based on the remaining loan terms, including extensions we expect to exercise, and on management’s estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio and type of collateral.
As of September 30, 2018, the GAAP fair value and carrying value of our notes payable were $487.2 million and $479.3 million, respectively. The weighted-average discount rate applied to the future estimated debt payments, which have a weighted-average remaining term of 2.3 years, was approximately 4.34%. The table below illustrates the impact on our estimated value per share if the discount rates were adjusted by 25 basis points, and assuming all other factors remain unchanged, with respect to our notes payable. Additionally, the table below illustrates the impact on the estimated value per share if the discount rates were adjusted by 5% in accordance with the IPA guidance:

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease of 25 basis points	Increase of 25 basis points	Decrease of 5%	Increase of 5%
Discount rates	$(0.04)	$0.04	$(0.04)	$0.04
Series A Debentures
Our Series A Debentures are publicly traded on the Tel-Aviv Stock Exchange. The estimated value of our Series A Debentures is based on the quoted bond price as of September 30, 2018 on the Tel-Aviv Stock Exchange of 101.7% of face value (excluding accrued interest expense) and foreign currency exchange rates as of September 30, 2018. The increase in estimated value per share attributable to our Series A Debentures is due to a decrease in fair value of the Series A Debentures and the change in foreign exchange rate of the Israeli new Shekel. As of September 30, 2018, the fair value and GAAP carrying value of our Series A debentures were $271.4 million and $261.8 million, respectively.

Non-controlling Interest
We have an ownership interest in four consolidated joint ventures as of September 30, 2018. As we consolidate these joint ventures, the entire amount of the underlying assets and liabilities are reflected at their fair values in the corresponding line items of the estimated value per share calculation. As a result, we also must consider the fair value of any non-controlling interest liability as of September 30, 2018. In determining this fair value, we considered the various profit participation thresholds in each of the joint ventures that must be measured in determining the fair value of our non-controlling interest liability. We used the real estate appraisals provided by Duff & Phelps and Colliers and calculated the amount that the joint venture partners would receive in a hypothetical liquidation of the underlying real estate properties (including all current assets and liabilities) at their current appraised values and the payoff of any related debt at its fair value, based on the profit participation thresholds contained in the joint venture agreements. The estimated payment to the joint venture partners was then reflected as the non-controlling interest liability in our calculation of its estimated value per share.
Participation Fee Potential Liability Calculation
In accordance with the advisory agreement with KBS Capital Advisors, KBS Capital Advisors is entitled to receive a participation fee equal to 15.0% of our net cash flows, whether from continuing operations, net sale proceeds or otherwise, after our stockholders have received, together as a collective group, aggregate distributions (including distributions that may constitute a return of capital for federal income tax purposes) sufficient to provide (i) a return of their net invested capital, or the amount calculated by multiplying the total number of shares purchased by stockholders by the issue price, reduced by any amounts to repurchase shares pursuant to our share redemption program, and (ii) a 7.0% per year cumulative, noncompounded return on such net invested capital. Net sales proceeds means the net cash proceeds realized by us after deduction of all expenses incurred in connection with a sale, including disposition fees paid to KBS Capital Advisors. The 7.0% per year cumulative, noncompounded return on net invested capital is calculated on a daily basis. In making this calculation, the net invested capital is reduced to the extent distributions in excess of a cumulative, noncompounded, annual return of 7.0% are paid (from whatever source), except to the extent such distributions would be required to supplement prior distributions paid in order to achieve a cumulative, noncompounded, annual return of 7.0% (invested capital is only reduced as described in this sentence; it is not reduced simply because a distribution constitutes a return of capital for federal income tax purposes). The 7.0% per year cumulative, noncompounded return is not based on the return provided to any individual stockholder. Accordingly, it is not necessary for each of our stockholders to have received any minimum return in order for KBS Capital Advisors to participate in our net cash flows. In fact, if KBS Capital Advisors is entitled to participate in our net cash flows, the returns of our stockholders will differ, and some may be less than a 7.0% per year cumulative, noncompounded return. This fee is payable only if we are not listed on an exchange. For purposes of determining the estimated value per share, KBS Capital Advisors calculated the potential liability related to this incentive fee based on a hypothetical liquidation of the assets and liabilities at their estimated fair values, after considering the impact of any potential closing costs and fees related to the disposition of real estate properties. KBS Capital Advisors estimated the fair value of this liability to be $33.8 million or $0.62 per share as of the valuation date, and included the impact of this liability in its calculation of our estimated value per share.
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

Limitations of Estimated Value Per Share
As mentioned above, we are providing this estimated value per share to assist broker dealers that participated in our initial public offering in meeting their customer account statement reporting obligations. This valuation was performed in accordance with the provisions of and also to comply with IPA valuation guidelines. The estimated value per share set forth above first appeared on the November 30, 2018 customer account statements that were mailed in December 2018. As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share. The estimated value per share is not audited and does not represent the fair value of our assets less the fair value of our liabilities according to GAAP.
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
Further, the estimated value per share as of November 12, 2018 is based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding, all as of September 30, 2018, after giving effect to the Special Dividend. The value of our shares will fluctuate over time in response to developments related to individual assets in our portfolio and the management of those assets and in response to the real estate and finance markets. The estimated value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated value per share does not take into account estimated disposition costs and fees for real estate properties that are not held for sale or under contract for sale, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations or the impact of restrictions on the assumption of debt. The estimated value per share does consider any participation or incentive fees that would be due to KBS Capital Advisors based on the aggregate net asset value of us which would be payable in a hypothetical liquidation of us as of the valuation date in accordance with the terms of our advisory agreement. We currently expect to utilize KBS Capital Advisors and/or an independent valuation firm to update the estimated value per share no later than December 2019.
Historical Estimated Values per Share
The historical reported estimated values per share of our common stock approved by the board of directors are set forth below:

Estimated Value per Share	Effective Date of Valuation	Filing with the Securities and Exchange Commission
$11.50	December 7, 2017	Current Report on Form 8-K, filed December 13, 2017
$14.81	December 8, 2016	Current Report on Form 8-K, filed December 15, 2016
$13.44	December 8, 2015	Current Report on Form 8-K, filed December 10, 2015
$12.24	December 9, 2014	Current Report on Form 8-K, filed December 11, 2014
$11.27	March 25, 2014	Current Report on Form 8-K, filed March 27, 2014
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
We have not established a minimum distribution level, and our charter does not require that we make distributions to our stockholders. Distributions declared during 2018 and 2017, aggregated by quarter, are as follows (dollars in thousands, except per share amounts):

	2018
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter (1)	Total
Total Distributions Declared	$1,034	$882	$870	$159,908	$162,694
Total Per Share Distribution	$0.016	$0.016	$0.016	$2.950	$2.998
Rate Based on Initial Public Offering Purchase Price of $10.00 Per Share	0.16%	0.16%	0.16%	(1)	(1)
	2017
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter (2)	Total
Total Distributions Declared	$5,247	$5,298	$5,350	$187,914	$203,809
Total Per Share Distribution	$0.092	$0.093	$0.095	$3.610	$3.890
Rate Based on Initial Public Offering Purchase Price of $10.00 Per Share	0.92%	0.93%	0.95%	(2)	(2)
_____________________
(1) The only distribution declared during the fourth quarter of 2018 was the Special Dividend. See “Special Dividends” below.
(2) The only distribution declared during the fourth quarter of 2017 was a special dividend. See “Special Dividends” below.
The tax composition of our distributions paid during the years ended December 31, 2018 and 2017 was as follows:

	2018	2017
Ordinary Income	—%	—%
Return of Capital	18%	5%
Capital Gain	82%	95%
Total	100%	100%
For more information with respect to our distributions paid, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Distributions.”

Special Dividends
2018 Special Dividend
As described above, on November 12, 2018, our board of directors authorized a special dividend of $2.95 per share of common stock payable in either shares of our common stock or cash to, and at the election of, the stockholders of record as of November 12, 2018. The special dividend was paid in December 2018 to stockholders of record as of the close of business on the record date. If stockholders elected all cash, their election was subject to adjustment such that the aggregate amount of cash to be distributed by us would be a maximum of 20% of the total special dividend, with the remainder to be paid in shares of common stock.  The aggregate amount of cash paid by us pursuant to the special dividend and the actual number of shares of common stock issued pursuant to the special dividend depended upon the number of stockholders who elected cash or stock and whether the maximum cash distribution was met.
In order to ensure that we maintain our status as a REIT, we must distribute at least 90% of our “real estate investment trust taxable income” each year, and distribute all of our “real estate investment trust taxable income” and “net capital gain” in order to avoid corporate level tax. The 2018 special dividend was made primarily in connection with a deemed sale of land to a taxable REIT subsidiary, which triggered a significant amount of capital gain in 2018. The special dividend payment, including both cash and stock portions, is expected to generally be taxed as a capital gain distribution to stockholders.  The tax due on such dividend may exceed the amount of cash, if any, distributed to stockholders as part of the special dividend. Stockholders are advised to consult their tax advisors regarding the tax consequences of the special dividend in light of his or her particular investment or tax circumstances.
Stockholders had the right to elect, on or prior to December 7, 2018, to be paid their pro rata portion of the 2018 special dividend all in common stock (a share election) or all in cash (a cash election); provided, however, that the total amount of cash payable to all stockholders in the special dividend was subject to the maximum cash distribution, as described above, with the balance of the special dividend payable in the form of common stock. Stockholders failing to timely return a properly completed election form before the election deadline were deemed to have made a cash election. If the aggregate amount of stockholder cash elections exceeded the maximum cash distribution, then the payment of cash  was made on a pro rata basis to such stockholders such that the aggregate amount paid in cash to all stockholders equaled the maximum cash distribution. The 2018 special dividend was paid on December 19, 2018. We paid $32.0 million (20%) in cash and issued $127.9 million (80%) in stock pursuant to the special dividend.
2017 Special Dividend
On December 7, 2017, our board of directors authorized a special dividend of $3.61 per share of common stock payable in either shares of our common stock or cash to, and at the election of, the stockholders of record as of December 7, 2017, the record date. The special dividend was paid in January 2018 to stockholders of record as of the close of business on the record date. If stockholders elected all cash, their election was subject to adjustment such that the aggregate amount of cash to be distributed by us would be a maximum of 20% of the total special dividend, the maximum cash distribution, with the remainder to be paid in shares of common stock. The aggregate amount of cash paid by us pursuant to the special dividend and the actual number of shares of common stock issued pursuant to the special dividend depended upon the number of stockholders who elected cash or stock and whether the maximum cash distribution was met.
In order to ensure that we maintain our status as a REIT, we must distribute at least 90% of our “real estate investment trust taxable income” each year, and distribute all of our “real estate investment trust taxable income” and “net capital gain” in order to avoid corporate level tax. The proceeds from the sale of 11 properties that were sold to a newly formed Singapore real estate investment trust on November 8, 2017 (the “Singapore Portfolio”) were part of such taxable income and/or net capital gain. Our board of directors approved the 2017 special dividend as a consequence of our sale of the Singapore Portfolio in order to ensure compliance with the REIT distribution requirements. The special dividend payment, including both cash and stock portions, was primarily taxed as a capital gain distribution to stockholders due to the large amount of capital gain that was generated from the sale of the Singapore Portfolio. The tax due on such dividend may exceed the amount of cash, if any, distributed to stockholders as part of the special dividend. Stockholders are advised to consult their tax advisors regarding the tax consequences of the special dividend in light of his or her particular investment or tax circumstances.

Stockholders had the right to elect, on or prior to December 29, 2017, the election deadline, to be paid their pro rata portion of the 2017 special dividend all in common stock (a share election) or all in cash (a cash election); provided, however, that the total amount of cash payable to all stockholders in the special dividend was subject to the maximum cash distribution, as described above, with the balance of the special dividend payable in the form of common stock. Stockholders failing to timely return a properly completed election form before the election deadline were deemed to have made a cash election. If the aggregate amount of stockholder cash elections exceeded the maximum cash distribution, then the payment of cash was made on a pro rata basis to such stockholders such that the aggregate amount paid in cash to all stockholders equaled the maximum cash distribution. The 2017 special dividend was paid on January 17, 2018. We paid $37.6 million (20%) in cash and issued $150.3 million (80%) in stock pursuant to the special dividend.
Unregistered Sales of Equity Securities
During the year ended December 31, 2018, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.
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

During 2019:

•	We may redeem no more than $2.0 million of shares in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence.”

•
We may redeem no more than $2.0 million of shares per fiscal quarter, excluding shares redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence.” To the extent any of such capacity is unused in a fiscal quarter, it will be carried over to the next fiscal quarter for redemption of shares excluding shares redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence.”  In addition, to the extent extra capacity from the bullet above is available with respect to redemptions in the last month of 2019, such capacity will be made available for redemption of shares other than in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence.”

After 2019:

•
During any calendar year, we may redeem only the number of shares that we can purchase with the amount of net proceeds from the sale of shares under the our dividend reinvestment plan during the prior calendar year; provided, however, that this limit may be increased or decreased by us upon ten business days’ notice to our stockholders. To the extent that we redeem less than the number of shares that we can purchase in any calendar year with the amount of net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year plus any additional funds approved by us, such excess capacity to redeem shares during any calendar year shall be added to our capacity to otherwise redeem shares during the subsequent calendar year. Furthermore, during any calendar year, once we have received requests for redemptions, whether in connection with a stockholder’s death, “qualifying disability or “determination of incompetence”, or otherwise, that if honored, and when combined with all prior redemptions made during the calendar year, would result in the amount of remaining funds available for the redemption of additional shares in such calendar year being $1.0 million or less, the last $1.0 million of available funds shall be reserved exclusively for shares being redeemed in connection with a stockholder’s death, “qualifying disability or “determination of incompetence.” To the extent that, in the last month of any calendar year, the amount of redemption requests in connection with a stockholder’s death, “qualifying disability or “determination of incompetence” is less than the amount of available funds reserved for such redemptions in accordance with the previous sentence, any excess funds may be used to redeem shares not in connection with a stockholder’s death, “qualifying disability or “determination of incompetence” during such month.

•
We may not redeem more than $3.0 million of shares in a given quarter (excluding shares redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence”). To the extent that, in a given fiscal quarter, we redeem less than the sum of (a) $3.0 million of shares (excluding shares redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence”) and (b) any excess capacity carried over to such fiscal quarter from a prior fiscal quarter as described below, any remaining excess capacity to redeem shares in such fiscal quarter will be added to our capacity to otherwise redeem shares (excluding shares redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence”) during succeeding fiscal quarter. We may increase or decrease this limit upon ten business days’ notice to stockholders.

We may amend, suspend or terminate the program upon ten business days’ notice to our stockholders. We may provide notice to our stockholders by including such information in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC, or by a separate mailing to our stockholders.
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
Generally, we redeem all shares in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence” on the last business day of each month and redeem all other shares on the last business day of the quarter. However, as a result of the issuance of shares as a result of the special dividend paid in December 2018, our board of directors delayed the processing of redemptions that would otherwise occur on the last business day of November 2018 under the share redemption program until the last business day of December 2018. Any submission or withdrawal deadlines associated with such delayed redemptions were similarly moved to their corresponding dates in December 2018.
During the year ended December 31, 2018, we fulfilled redemption requests eligible for redemption under our share redemption program and received in good order and funded redemptions under our share redemption program with the net proceeds from our dividend reinvestment plan and cash on hand. We redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed	Average Price Paid Per Share (1)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2018	407,046	$10.97	(2)
February 2018	12,526	$11.50	(2)
March 2018	—	$—	(2)
April 2018	—	$—	(2)
May 2018	—	$—	(2)
June 2018	577,203	$10.95	(2)
July 2018	12,617	$11.50	(2)
August 2018	150,137	$11.53	(2)
September 2018	299,025	$10.97	(2)
October 2018	19,875	$11.49	(2)
November 2018	—	$—	(2)
December 2018	291,650	$9.59	(2)
Total	1,770,079

_____________________
(1) On December 8, 2016, our board of directors adopted a tenth amended and restated share redemption program (the “Tenth Amended Share Redemption Program”). Pursuant to the Tenth Amended Share Redemption Program, except for redemptions made upon a stockholder’s death, “qualifying disability” or “determination of incompetence,” the price at which we would redeem shares was 95% of our most recent estimated value per share as of the applicable redemption date. The Tenth Amended Share Redemption Program was effective on December 30, 2016. The Tenth Amended Share Redemption Program was suspended from March 2018 through May 2018, meaning no redemptions were made in March, April or May 2018 (including those requested following a stockholder’s death, qualifying disability or determination of incompetence). We cancelled all outstanding redemption requests under the share redemption program as of the commencement of the Self-Tender and were not accepting any redemption requests under the share redemption program during the term of the Self-Tender.
On November 12, 2018, our board of directors approved an estimated value per share of our common stock of $9.91. The change in the redemption price became effective for the December 2018 redemption date and is effective until the estimated value per share is updated. We expect to update our estimated value per share no later than December 2019. As a result of the special dividend paid in December 2018, our board of directors delayed the processing of redemptions that would otherwise occur on the last business day of November 2018 under the share redemption program until the last business day of December 2018. Any submission or withdrawal deadlines associated with such delayed redemptions were moved to their corresponding dates in December 2018.
On December 4, 2018, our board of directors adopted an eleventh amended and restated share redemption program (the “Eleventh SRP”).  The Eleventh SRP changed the funding limits for the share redemption program in calendar year 2019, after which they will revert back to the prior limits.  Absent these changes, based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during 2018, we would have had $1.4 million available for redemptions during 2019, including shares that are redeemed in connection with a stockholders’ death, “qualifying disability” or “determination of incompetence.”  As amended, the following will apply during the calendar year 2019:

•	We may redeem no more than $2.0 million of shares in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence.”

•
We may redeem no more than $2.0 million of shares per fiscal quarter, excluding shares redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence.” To the extent any of such capacity is unused in a fiscal quarter, it will be carried over to the next fiscal quarter for redemption of shares excluding shares redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence.”  In addition, to the extent extra capacity from the bullet above is available with respect to redemptions in the last month of 2019, such capacity will be made available for redemption of shares other than in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence.”

There were no other changes to the share redemption program. The Eleventh SRP became effective for any redemption request received after December 21, 2018, which was the last day for a request to be received and processed in 2018 under the Tenth Amended Share Redemption Program.
(2) We limit the dollar value of shares that may be redeemed under the program as described above. During the year ended December 31, 2018, we redeemed $19.1 million of common stock under the program, which represented all redemption requests received in good order and eligible for redemption through the December 2018 redemption date, except for the $20.7 million of shares in connection with redemption requests not made upon a stockholder’s death, “qualifying disability” or “determination of incompetence,” which redemption requests will be fulfilled subject to the limitations described above. Based on the Eleventh SRP, we have $10.0 million available for redemptions during 2019, subject to the limitations described above.
In addition to the redemptions under the share redemption program described above, during the year ended December 31, 2018, we repurchased an additional 33,163 shares of our common stock at $10.93 per share for an aggregate price of $0.4 million.

ITEM 6.	SELECTED FINANCIAL DATA
The following selected financial data as of and for the years ended December 31, 2018, 2017, 2016, 2015 and 2014 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

	As of December 31,
	2018	2017	2016	2015	2014
Balance sheet data
Total real estate and real estate-related investments, net	$765,855	$640,681	$1,111,714	$850,364	$882,510
Total assets	1,004,989	1,101,574	1,310,116	1,004,214	1,016,313
Total notes and bonds payable, net	655,472	603,043	950,624	547,323	524,062
Total liabilities	711,025	836,073	1,014,566	585,565	556,266
Redeemable common stock	—	4,518	—	9,859	9,911
Total equity (1)	293,964	260,983	295,550	408,790	450,136
	For the Years Ended December 31,
	2018	2017	2016	2015	2014
Operating data
Total revenues	$95,787	$140,714	$134,244	$112,128	$106,154
Income (loss) from continuing operations attributable to common stockholders	33,546	210,644	(28,918)	2,444	(23,194)
Income (loss) from continuing operations per common share - basic and diluted	$0.57	$3.77	$(0.50)	$0.04	$(0.39)
Net income (loss) attributable to common stockholders	33,546	210,644	(28,918)	2,444	(23,194)
Net income (loss) per common share - basic and diluted	$0.57	$3.77	$(0.50)	$0.04	$(0.39)
Other data
Cash flows provided by operating activities	$2,143	$13,432	$26,656	$25,855	$12,285
Cash flows (used in) provided by investing activities	(89,061)	673,323	(306,495)	6,758	(285,795)
Cash flows (used in) provided by financing activities	(126,875)	(374,634)	311,875	(25,083)	235,461
Distributions declared	$162,694	$203,809	$21,844	$22,280	$15,696
Distributions declared per common share (2)	3.00	3.89	0.38	0.38	0.26
Weighted-average number of common shares outstanding, basic and diluted	58,738,732	55,829,708	58,273,335	59,656,667	59,714,540
_____________________
(1) Upon adoption of ASU No. 2016-01 on January 1, 2018, we recorded a $25.1 million cumulative effect adjustment to retained earnings related to the unrealized gain on real estate equity securities previously reported in accumulated other comprehensive income prior to January 1, 2018. Additionally, as a result of the adoption of ASC 610-20 on January 1, 2018, we recorded a cumulative effect adjustment to increase retained earnings by $2.5 million to recognize the deferred gain from the sale of 102 developable acres at Park Highlands that closed on May 1, 2017, as control of the sold acres had transferred to the buyers at closing.
(2) During 2014, 2015, 2016, and the first, second and third quarters of 2017 and 2018, our board of directors declared distributions on a quarterly basis based on our income, cash flow and investing and financing activities. Investors could choose to receive cash distributions or purchase additional shares under the dividend reinvestment plan. During the fourth quarter of 2017, a special dividend was declared based on the sale of the Singapore Portfolio. During the fourth quarter of 2018, the Special Dividend was declared primarily in connection with a deemed sale of land to a taxable REIT subsidiary, which triggered a significant amount of capital gain in 2018.

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
On January 8, 2009, we filed a registration statement on Form S‑11 with the SEC to offer a minimum of 250,000 shares and a maximum of 140,000,000 shares of common stock for sale to the public, of which 100,000,000 shares were registered in our primary offering and 40,000,000 shares were registered under our dividend reinvestment plan. We ceased offering shares of common stock in our primary offering on November 14, 2012. We sold 56,584,976 shares of common stock in the primary offering for gross offering proceeds of $561.7 million. We continue to offer shares of common stock under the dividend reinvestment plan. As of December 31, 2018, we had sold 6,743,625 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $75.5 million. Also as of December 31, 2018, we had redeemed 22,778,730 of the shares sold in our offering for $275.4 million. As of December 31, 2018, we had issued 25,976,746 shares of common stock in connection with special dividends. Additionally, on December 29, 2011 and October 23, 2012, we issued 220,994 shares and 55,249 shares of common stock, respectively, for $2.0 million and $0.5 million, respectively, in private transactions exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.
On March 2, 2016, KBS Strategic Opportunity BVI, our wholly owned subsidiary, filed a final prospectus with the Israel Securities Authority for a proposed offering of up to 1,000,000,000 Israeli new Shekels of the Debentures at an annual interest rate not to exceed 4.25%. On March 1, 2016, KBS Strategic Opportunity BVI commenced the institutional tender of the Debentures and accepted application for 842.5 million Israeli new Shekels. On March 7, 2016, KBS Strategic Opportunity BVI commenced the public tender of the Debentures and accepted 127.7 million Israeli new Shekels. In the aggregate, KBS Strategic Opportunity BVI accepted 970.2 million Israeli new Shekels (approximately $249.2 million as of March 8, 2016) in both the institutional and public tenders at an annual interest rate of 4.25%. KBS Strategic Opportunity BVI issued the Debentures on March 8, 2016. The terms of the Debentures require five equal principal installment payments annually on March 1st of each year from 2019 to 2023.
As of December 31, 2018, we consolidated six office properties, one office portfolio consisting of four office buildings and 14 acres of undeveloped land, one retail property, two apartment properties (of which one apartment property was held for sale) and three investments in undeveloped land with approximately 1,000 developable acres and owned three investments in unconsolidated joint ventures, an investment in real estate debt securities and three investments in real estate equity securities.
Market Outlook - Real Estate and Real Estate Finance Markets
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

We sold 56,584,976 shares of common stock in the primary portion of our initial public offering for gross offering proceeds of $561.7 million. We ceased offering shares in the primary portion of our initial public offering on November 14, 2012. We continue to offer shares of common stock under the dividend reinvestment plan. As of December 31, 2018, we had sold 6,743,625 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $75.5 million.  To date, we have invested all of the net proceeds from our initial public offering in real estate and real estate-related investments. We intend to use our cash on hand, proceeds from asset sales, proceeds from debt financing, cash flow generated by our real estate operations and real estate-related investments and proceeds from our dividend reinvestment plan as our primary sources of immediate and long-term liquidity.
Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures and corporate general and administrative expenses.  Cash flow from operations from our real estate investments is primarily dependent upon the occupancy levels of our properties, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures.  As of December 31, 2018, our office and retail properties were collectively 74% occupied and our apartment property was 95% occupied.
Investments in real estate debt securities generate cash flow in the form of interest income, which are reduced by loan service fees, asset management fees and corporate general and administrative expenses. Investments in real estate equity securities generate cash flow in the form of dividend income, which is reduced by asset management fees. As of December 31, 2018, we had an investment in real estate debt securities outstanding with a total carrying value of $10.9 million and three investments in real estate equity securities outstanding with a total carrying value of $73.9 million.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee of our board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expense reimbursements for the four fiscal quarters ended December 31, 2018 did not exceed the charter-imposed limitation.
For the year ended December 31, 2018, our cash needs for capital expenditures, redemptions of common stock and debt servicing were met with proceeds from dispositions of real estate and undeveloped land, proceeds from debt financing, proceeds from our dividend reinvestment plan and cash on hand. Operating cash needs during the same period were met through cash flow generated by our real estate and real estate-related investments and cash on hand. As of December 31, 2018, we had outstanding debt obligations in the aggregate principal amount of $663.3 million, with a weighted-average remaining term of 2.4 years. As of December 31, 2018, we had a total of $101.7 million of debt obligations scheduled to mature within 12 months of that date. We plan to exercise our extension options available under our loan agreements or pay down or refinance the related notes payable prior to their maturity dates.
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
Cash Flows from Operating Activities
As of December 31, 2018, we consolidated six office properties, one office portfolio consisting of four office buildings and 14 acres of undeveloped land, one retail property, two apartment properties (of which one apartment property was held for sale) and three investments in undeveloped land with approximately 1,000 developable acres and owned three investments in unconsolidated joint ventures, an investment in real estate debt securities and three investments in real estate equity securities. During the year ended December 31, 2018, net cash provided by operating activities was $2.1 million. We expect that our cash flows from operating activities will increase in future periods as a result of owning assets acquired during 2018 for an entire period, leasing additional space that is currently unoccupied and anticipated future acquisitions of real estate and real estate-related investments. However, our cash flows from operating activities may decrease to the extent that we dispose of additional assets.

Cash Flows from Investing Activities
Net cash used in investing activities was $89.1 million for the year ended December 31, 2018 and primarily consisted of the following:

•	Acquisitions of three office properties for $312.3 million;

•	Proceeds from the sale of one office building, one office/flex/industrial portfolio consisting of 21 buildings and 124 acres of undeveloped land of $250.6 million;

•	Improvements to real estate of $32.2 million;

•	Investment in real estate equity securities of $30.6 million;

•	Proceeds from the sale of real estate equity securities of $27.8 million;

•	Proceeds from the principal repayment on real estate debt securities of $4.5 million;

•	Distribution of capital from an unconsolidated joint venture of $2.2 million;

•	Reimbursement of construction costs of $1.6 million;

•	Contribution to an unconsolidated joint venture of $1.3 million;

•	Funding of development obligations of $1.3 million;

•	Proceeds for future development obligations of $2.1 million; and

•	Purchase of an interest rate cap for $0.2 million.
Cash Flows from Financing Activities
Net cash used in financing activities was $126.9 million for the year ended December 31, 2018 and consisted primarily of the following:

•	$123.6 million of cash used for redemptions of common stock;

•	$71.0 million of net cash distributions to stockholders, after giving effect to distributions reinvested by stockholders of $1.4 million;

•
$67.5 million of net cash provided by debt and other financings as a result of proceeds from notes payable of $223.4 million, partially offset by principal payments on notes and bonds payable of $152.5 million and payments of deferred financing costs of $3.4 million;

•	$0.8 million of contributions from noncontrolling interests; and

•	$0.6 million of payments made in connection with a potential offering.
In order to execute our investment strategy, we utilize secured debt and we may, to the extent available, utilize unsecured debt, to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinancing and interest risks, are properly balanced with the benefit of using leverage. There is no limitation on the amount we may borrow for any single investment. Our charter limits our total liabilities such that our total liabilities may not exceed 75% of the cost of our tangible assets; however, we may exceed that limit if a majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our common stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of December 31, 2018, our borrowings and other liabilities were approximately 68% and 67% of the cost (before depreciation and other noncash reserves) and book value (before depreciation) of our tangible assets, respectively.
In March 2016, we, through a wholly-owned subsidiary, issued 970.2 million Israeli new Shekels (approximately $249.2 million as of March 8, 2016) in 4.25% bonds to investors in Israel pursuant to a public offering registered in Israel. The bonds have a seven year term, with principal payable in five equal annual installments from 2019 to 2023. On March 1, 2019, we paid the first principal installment payment of 194.0 million Israeli new Shekels (approximately $53.6 million as of March 1, 2019). We have used the proceeds from the issuance of these bonds to make additional investments.
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
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of December 31, 2018 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	2019	2020-2021	2022-2023	Thereafter
Outstanding debt obligations (1)	$663,318	$102,469	$376,381	$179,313	$5,155
Interest payments on outstanding debt obligations (2)	65,612	25,942	31,356	5,884	2,430
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts, maturity dates, foreign currency rates and interest rates in effect at December 31, 2018. We incurred interest expense of $30.0 million, excluding amortization of deferred financing costs of $3.6 million and unrealized losses on interest rate caps of $0.1 million and including interest capitalized of $2.6 million, for the year ended December 31, 2018.
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
On April 4, 2018, our stockholders approved the acceleration of the payment of such incentive compensation, subject to certain conditions. Such accelerated payment would require approval by a special committee of our board of directors in connection with our anticipated conversion into a net asset value REIT. Our advisor estimated the fair value of this liability to be as much as $43 million as of December 31, 2018, based on a hypothetical liquidation of the assets and liabilities at their estimated fair values, after considering the impact of any potential closing costs and fees related to the disposition of real estate properties. The fair value of the Incentive Fee liability as of December 31, 2018 is based on the estimated fair values of our assets and liabilities as of that date and changes to the fair values of assets and liabilities could have a material impact to the Incentive Fee calculation. The Incentive Fee is not currently payable to our advisor, as it remains subject to further approval by the special committee and our conversion to a perpetual-life NAV REIT, and there is no guarantee that it will ever be payable.

Results of Operations
Overview
As of December 31, 2017, we consolidated four office properties, one office portfolio consisting of four office buildings and 14 acres of undeveloped land, one office/flex/industrial portfolio consisting of 21 buildings, one retail property, two apartment properties and three investments in undeveloped land with approximately 1,100 developable acres and owned three investments in unconsolidated joint ventures, an investment in real estate debt securities and two investments in real estate equity securities. As of December 31, 2018, we consolidated six office properties, one office portfolio consisting of four office buildings and 14 acres of undeveloped land, one retail property, two apartment properties (of which one apartment property was held for sale) and three investments in undeveloped land with approximately 1,000 developable acres and owned three investments in unconsolidated joint ventures, an investment in real estate debt securities and three investments in real estate equity securities. Our results of operations for the year ended December 31, 2018 may not be indicative of those in future periods due to acquisition and disposition activities. Additionally, the occupancy in our properties has not been stabilized. As of December 31, 2018, our office and retail properties were collectively 74% occupied and our apartment property was 95% occupied.  However, due to the amount of near-term lease expirations, we do not put significant emphasis on annual changes in occupancy (positive or negative) in the short run. Our underwriting and valuations are generally more sensitive to “terminal values” that may be realized upon the disposition of the assets in the portfolio and less sensitive to ongoing cash flows generated by the portfolio in the years leading up to an eventual sale. There are no guarantees that occupancies of our assets will increase, or that we will recognize a gain on the sale of our assets. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of leasing additional space and acquiring additional assets but decrease due to disposition activity.
Comparison of the year ended December 31, 2018 versus the year ended December 31, 2017

	For the Years Ended December 31,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions/ Originations/Dispositions (1)	$ Change Due to Investments Held Throughout Both Periods (2)
	2018	2017
Rental income	$72,334	$110,690	$(38,356)	(35)%	$(38,538)	$182
Tenant reimbursements	12,621	21,710	(9,089)	(42)%	(8,616)	(473)
Other operating income	2,812	4,001	(1,189)	(30)%	(721)	(468)
Interest income from real estate debt securities	2,018	1,782	236	13%	236	—
Dividend income from real estate equity securities	6,002	2,531	3,471	137%	3,471	—
Operating, maintenance, and management costs	29,110	42,611	(13,501)	(32)%	(13,933)	432
Real estate taxes and insurance	11,762	17,404	(5,642)	(32)%	(5,713)	71
Asset management fees to affiliate	8,525	10,686	(2,161)	(20)%	(2,163)	2
General and administrative expenses	7,784	5,983	1,801	30%	n/a	n/a
Foreign currency transaction (gain) loss, net	(10,141)	15,298	(25,439)	(166)%	n/a	n/a
Depreciation and amortization	35,006	53,446	(18,440)	(35)%	(18,172)	(268)
Interest expense	31,054	37,149	(6,095)	(16)%	(6,243)	148
Income from unconsolidated joint venture	428	2,073	(1,645)	(79)%	—	(1,645)
Equity in loss of unconsolidated joint ventures	(9,830)	(6,037)	(3,793)	63%	(2,172)	(1,621)
Other interest income	1,884	1,105	779	70%	n/a	n/a
Loss on real estate equity securities	(19,010)	—	(19,010)	n/a	(19,010)	—
Gain on sale of real estate	80,594	255,935	(175,341)	(69)%	(175,341)	—
Loss on extinguishment of debt	(493)	(478)	(15)	3%	(15)	—
Income tax provision	(436)	(155)	(281)	181%	—	(281)
_____________________
(1) Represents the dollar amount increase (decrease) for the year ended December 31, 2018 compared to the year ended December 31, 2017 related to real estate and real estate related investments acquired, repaid or disposed on or after January 1, 2017.
(2) Represents the dollar amount increase (decrease) for the year ended December 31, 2018 compared to the year ended December 31, 2017 with respect to real estate and real estate-related investments owned by us during the entirety of both periods presented.

Rental income and tenant reimbursements decreased from $110.7 million and $21.7 million, respectively, for the year ended December 31, 2017 to $72.3 million and $12.6 million, respectively, for the year ended December 31, 2018, primarily as a result of the sale of the Singapore Portfolio, 50 Congress Street, the Central Building and the Westpark Portfolio, partially offset by properties acquired in 2018. The occupancy of our office and retail properties, collectively, held throughout both periods decreased from 72% as of December 31, 2017 to 70% as of December 31, 2018. The occupancy of our apartment properties held throughout both periods decreased from 96% as of December 31, 2017 to 94% as of December 31, 2018. Annualized base rent per square foot related to properties (excluding apartments) held throughout both periods increased from $19.80 as of December 31, 2017 to $20.37 as of December 31, 2018. We expect rental income and tenant reimbursements to increase in future periods as a result of owning the properties acquired during 2018 for an entire period, leasing additional space and to the extent we acquire additional properties, but to decrease to the extent we dispose of properties.
Other operating income decreased from $4.0 million during the year ended December 31, 2017 to $2.8 million for the year ended December 31, 2018, primarily as a result of the sale of the Singapore Portfolio, 50 Congress Street, the Central Building and the Westpark Portfolio and an award of $0.5 million for legal fees incurred at the Burbank Collection during the year ended December 31, 2017, partially offset by properties acquired in 2018. We expect other operating income to increase in future periods as a result of owning the properties acquired during 2018 for an entire period, leasing additional space and increases in parking income as we stabilize properties and to the extent we acquire additional properties.
Interest income from real estate debt securities increased from $1.8 million during the year ended December 31, 2017 to $2.0 million for the year ended December 31, 2018, as a result of a net increase in average outstanding principal balance during 2018. We expect interest income from real estate debt securities to decrease upon principal repayment or maturity.
Dividend income from real estate equity securities increased from $2.5 million during the year ended December 31, 2017 to $6.0 million during the year ended December 31, 2018, as a result of a net increase in investments during 2018. We expect dividend income from real estate equity securities to increase in future periods as a result of owning the real estate equity securities acquired in 2018 for an entire period but to decrease to the extent we sell additional securities.
Property operating costs and real estate taxes and insurance decreased from $42.6 million and $17.4 million, respectively, for the year ended December 31, 2017 to $29.1 million and $11.8 million, respectively, for the year ended December 31, 2018, primarily as a result of the sale of the Singapore Portfolio, 50 Congress Street, the Central Building and the Westpark Portfolio, partially offset by real estate investments made in 2018. We expect property operating costs and real estate taxes and insurance to increase in future periods as a result of owning real estate acquired in 2018 for an entire period, future acquisitions of real estate, increasing occupancy of our real estate assets and inflation, but to decrease to the extent we dispose of properties.
Asset management fees decreased from $10.7 million for the year ended December 31, 2017 to $8.5 million for the year ended December 31, 2018, primarily as a result of the sale of the Singapore Portfolio, 50 Congress Street, the Central Building and the Westpark Portfolio. We expect asset management fees to increase in future periods as a result of owning real estate investments acquired in 2018 for an entire period, future acquisitions of real estate and capital expenditures, but to decrease to the extent we dispose of properties. All asset management fees incurred as of December 31, 2018 have been paid.
General and administrative expenses increased from $6.0 million for the year ended December 31, 2017 to $7.8 million for the year ended December 31, 2018, primarily due to increased legal expenses and printing and marketing expenses incurred to complete certain proxy campaigns. We expect general and administrative expenses to fluctuate based on investment and disposition activity.
We recognized $15.3 million of foreign currency transaction loss, net, for the year ended December 31, 2017 and $10.1 million of foreign currency transaction gain, net, for the year ended December 31, 2018 related to the issuance of Series A debentures in Israel. These debentures are denominated in Israeli new Shekels and we expect to recognize foreign transaction gains and losses based on changes in foreign currency exchange rates, but expect our exposure to be limited to the extent that we have entered into foreign currency options and foreign currency collars. As of December 31, 2018, we had entered into one foreign currency collar to hedge against a change in the exchange rate of the Israeli new Shekel versus the U.S. Dollar. The foreign currency collar expired in February 2019 and had an aggregate Israeli new Shekels notional amount of 776.2 million. During the year ended December 31, 2017, we recognized a $11.3 million gain related to the foreign currency option and collars, which is shown net against $26.6 million of foreign currency transaction loss in the accompanying consolidated statements of operations as foreign currency transaction loss, net. During the year ended December 31, 2018, we recognized an $8.7 million loss related to the foreign currency option and collars, which is shown net against $18.8 million of foreign currency transaction gain in the accompanying consolidated statements of operations as foreign currency transaction gain, net.

Depreciation and amortization decreased from $53.4 million for the year ended December 31, 2017 to $35.0 million for the year ended December 31, 2018, primarily as a result of the sale of the Singapore Portfolio, 50 Congress Street, the Central Building and the Westpark Portfolio and a decrease related to properties held throughout both periods as a result of amortization of tenant origination costs related to lease expirations, partially offset by real estate investments made in 2018. We expect depreciation and amortization to increase in future periods as a result of owning real estate acquired in 2018 for an entire period and future acquisitions of real estate properties, but to decrease as a result of amortization of tenant origination costs related to lease expirations and disposition of properties.
Interest expense decreased from $37.1 million for the year ended December 31, 2017 to $31.1 million for the year ended December 31, 2018, primarily as a result of the paydown of debt on disposed properties. Excluded from interest expense was $2.6 million and $2.3 million of interest capitalized to our investments in undeveloped land during the years ended December 31, 2018 and 2017, respectively. Our interest expense in future periods will vary based on interest rate fluctuations, the amount of interest capitalized and our level of future borrowings, which will depend on the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives and will decrease to the extent we dispose of properties and paydown debt.
During the year ended December 31, 2017, we received a distribution of $3.7 million related to our investment in the NIP Joint Venture consisting of $2.1 million of income distributions and $1.6 million of return of capital from the NIP Joint Venture primarily from sale proceeds of its real asset assets. During the year ended December 31, 2018, we received aggregate distributions of $2.6 million related to our investment in the NIP Joint Venture consisting of $0.4 million of income distributions and $2.2 million of return of capital from the NIP Joint Venture.
Equity in loss of unconsolidated joint ventures increased from $6.0 million for the year ended December 31, 2017 to $9.8 million for the year ended December 31, 2018, primarily as a result of the equity in loss related to the joint venture between the Company and SREF III 110 William JV, LLC (the “110 William Joint Venture”), primarily due to increased interest expense, and the equity in loss related to 353 Sacramento, which has been accounted for as an unconsolidated joint venture under the equity method of accounting beginning July 2017.
Other interest income increased from $1.1 million for the year ended December 31, 2017 to $1.9 million for the year ended December 31, 2018, primarily as a result of increased dividends from our investment in money market mutual funds using the net cash proceeds from the sale of properties in 2017.
Loss on real estate equity securities was $19.0 million during the year ended December 31, 2018, primarily as a result of decreases in share prices of our investments in real estate equity securities and the adoption of ASU No. 2016-01 on January 1, 2018 which required unrealized gains and losses on real estate equity securities to be recognized in earnings.
During the year ended December 31, 2017, we sold 12 office properties, a 45% interest in another office property and 102 acres of undeveloped land that resulted in a gain on sale of $255.9 million, which is net of deferred profit of $17.1 million based on the units of Keppel-KBS US REIT we owned as of December 31, 2017 and $2.5 million based on the percentage of completion method due to our continuing development obligations to the purchasers. In addition, we deferred $1.7 million related to proceeds received from the purchasers and another developer for the value of land that was contributed to a master association that we consolidated.
During the year ended December 31, 2018, we sold one office building, one office/flex/industrial portfolio consisting of 21 buildings and 124 acres of undeveloped land that resulted in a gain on sale of $80.6 million, which is net of deferred profit of $1.4 million related to proceeds received from the purchaser for the value of land that was contributed to a master association that we consolidated.
During the years ended December 31, 2018 and 2017, we recognized loss on extinguishment of debt of $0.5 million related to debt repayments in connection with real estate dispositions.

Comparison of the year ended December 31, 2017 versus the year ended December 31, 2016

	For the Years Ended December 31,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions/ Originations/Dispositions (1)	$ Change Due to Investments Held Throughout Both Periods (2)
	2017	2016
Rental income	$110,690	$106,330	$4,360	4%	$4,091	$269
Tenant reimbursements	21,710	20,762	948	5%	1,353	(405)
Other operating income	4,001	3,387	614	18%	172	442
Interest income from real estate debt securities	1,782	110	1,672	1,520%	1,672	—
Dividend income from real estate equity securities	2,531	—	2,531	n/a	2,531	—
Interest income from real estate loan receivable	—	3,655	(3,655)	n/a	(3,655)	—
Operating, maintenance, and management costs	42,611	41,906	705	2%	1,724	(1,019)
Real estate taxes and insurance	17,404	16,887	517	3%	675	(158)
Asset management fees to affiliate	10,686	9,628	1,058	11%	971	87
Real estate acquisition fees to affiliate	—	2,964	(2,964)	n/a	(2,964)	—
Real estate acquisition fees and expenses	—	543	(543)	n/a	(543)	—
General and administrative expenses	5,983	5,761	222	4%	n/a	n/a
Foreign currency transaction loss, net	15,298	2,997	12,301	410%	n/a	n/a
Depreciation and amortization	53,446	52,051	1,395	3%	1,829	(434)
Interest expense	37,149	29,249	7,900	27%	n/a	n/a
Income from unconsolidated joint venture	2,073	—	2,073	n/a	—	2,073
Other interest income	1,105	44	1,061	2,411%	n/a	n/a
Equity in loss of unconsolidated joint ventures	(6,037)	(1,408)	(4,629)	329%	(823)	(3,806)
Gain on sale of real estate	255,935	—	255,935	n/a	255,935	—
Loss on extinguishment of debt	(478)	—	(478)	n/a	(478)	—
_____________________
(1) Represents the dollar amount increase (decrease) for the year ended December 31, 2017 compared to the year ended December 31, 2016 related to real estate investments acquired or disposed on or after January 1, 2016.
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
General and administrative expenses increased from $5.8 million for the year ended December 31, 2016 to $6.0 million for the year ended December 31, 2017, primarily due to increased legal expenses incurred to evaluate certain strategic transactions.
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
During the year ended December 31, 2016, we had no dispositions. During the year ended December 31, 2017, we sold 12 office properties, a 45% interest in another office property and 102 acres of undeveloped land that resulted in a gain on sale of $255.9 million, which is net of deferred profit of $17.1 million based on the units of Keppel-KBS US REIT we owned as of December 31, 2017 and $2.5 million based on the percentage of completion method due to our continuing development obligations to the purchasers. In addition, we deferred $1.7 million related to proceeds received from the purchasers and another developer for the value of land that was contributed to a master association that we consolidated.
During the year ended December 31, 2017, we recognized loss on extinguishment of debt of $0.5 million related to debt repayments in connection with the sale of the Singapore Portfolio.

Funds from Operations, Modified Funds from Operations and Adjusted Modified Funds from Operations
We believe that funds from operations (“FFO”) is a beneficial indicator of the performance of an equity REIT. We compute FFO in accordance with the current National Association of Real Estate Investment Trusts (“NAREIT”) definition. FFO represents net income, excluding gains and losses from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), impairment losses on real estate assets, depreciation and amortization of real estate assets, and adjustments for unconsolidated partnerships and joint ventures. In addition, we elected the option to exclude mark-to-market changes in value recognized on equity securities in the calculation of FFO. We believe FFO facilitates comparisons of operating performance between periods and among other REITs. However, our computation of FFO may not be comparable to other REITs that do not define FFO in accordance with the NAREIT definition or that interpret the current NAREIT definition differently than we do. Our management believes that historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. As a result, we believe that the use of FFO, together with the required GAAP presentations, provides a more complete understanding of our performance relative to our competitors and provides a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities.
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

Although MFFO includes other adjustments, the exclusion of straight-line rent, the amortization of above- and below-market leases, the amortization of discounts and closing costs, acquisition fees and expenses (as applicable), mark to market foreign currency transaction adjustments, extinguishment of debt and other-than-temporary impairment of debt securities are the most significant adjustments for the periods presented.  We have excluded these items based on the following economic considerations:

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

•
Loss on extinguishment of debt. A loss on extinguishment of debt, which includes prepayment fees related to the extinguishment of debt, represents the difference between the carrying value of any consideration transferred to the lender in return for the extinguishment of a debt and the net carrying value of the debt at the time of settlement. We have excluded the loss from extinguishment of debt in our calculation of MFFO because these losses do not impact the current operating performance of our investments and do not provide an indication of future operating performance; and

•
Other-than-temporary impairment of debt securities. An impairment charge on real estate debt securities represents a write-down of the carrying value of the real estate debt securities to reflect the current valuation of the asset. Although these losses are included in the calculation of net income (loss), we have excluded other-than-temporary impairment of debt securities in our calculation of MFFO because these losses do not impact the current operating performance of our investments.

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

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculations of MFFO and Adjusted MFFO, for the years ended December 31, 2018, 2017 and 2016 (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Year Ended December 31,
	2018	2017	2016
Net income (loss) attributable to common stockholders	$33,546	$210,644	$(28,918)
Depreciation of real estate assets	19,209	31,761	29,857
Amortization of lease-related costs	15,797	21,685	22,194
Gain on sale of real estate (1)	(80,594)	(255,935)	—
Loss on real estate equity securities	19,010	—	—
Adjustments for noncontrolling interests - consolidated entities (2)	(480)	(495)	(493)
Adjustments for investments in unconsolidated entities (3)	12,523	11,842	7,815
FFO attributable to common stockholders	19,011	19,502	30,455
Straight-line rent and amortization of above- and below-market leases	(5,740)	(4,991)	(5,414)
Amortization of discounts and closing costs	(108)	(565)	(47)
Real estate acquisition fees to affiliate	—	—	2,964
Real estate acquisition fees and expenses	—	—	543
Amortization of net premium/discount on bond and notes payable	61	49	38
Loss on extinguishment of debt	493	478	—
Unrealized loss on interest rate caps	142	105	3
Mark-to-market foreign currency transaction (gain) loss, net	(10,141)	15,298	2,997
Other-than-temporary impairment of debt securities	2,500	—	—
Adjustments for noncontrolling interests - consolidated entities (2)	(19)	(35)	(20)
Adjustments for investments in unconsolidated entities (3)	(2,296)	(3,521)	(4,264)
MFFO attributable to common stockholders	3,903	26,320	27,255
Other capitalized operating expenses (4)	(2,866)	(2,692)	(2,414)
Adjustments for noncontrolling interests - consolidated entities (2)	—	—	61
Adjusted MFFO attributable to common stockholders	$1,037	$23,628	$24,902
_____________________
(1) Reflects an adjustment to eliminate gain on sale of real estate, which includes undepreciated land sales.
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

Distributions
Distributions declared, distributions paid and cash flows provided by operations were as follows during 2018 (in thousands, except per share amounts):

	Distribution Declared	Distributions Declared Per Share	Distributions Paid			Cash Flows (Used in) Provided by Operations
Period			Cash	Reinvested	Total
First Quarter 2018 (1)	$1,034	$0.016	$38,170	$479	$38,649	$(5,013)
Second Quarter 2018	882	0.016	397	485	882	5,581
Third Quarter 2018	870	0.016	416	454	870	(129)
Fourth Quarter 2018	159,908	2.950	31,997	—	31,997	1,704
	$162,694	$2.998	$70,980	$1,418	$72,398	$2,143
_____________________
(1) On December 7, 2017, our board of directors authorized a special dividend of $3.61 per share of common stock payable in either shares of our common stock or cash to, and at the election of, the stockholders of record as of December 7, 2017. The special dividend was paid on January 17, 2018 to stockholders of record as of the close of business on December 7, 2017. If stockholders elected all cash, their election was subject to adjustment such that the aggregate amount of cash to be distributed by us was a maximum of 20% of the total special dividend, with the remainder paid in shares of common stock. The aggregate amount of cash paid by us pursuant to the special dividend and the actual number of shares of common stock issued pursuant to the special dividend depended upon the number of stockholders that elected cash or stock and whether the maximum cash distribution was met. Accordingly, on January 17, 2018, we paid $37.6 million in cash. We issued $150.3 million in common stock pursuant to the special dividend on January 17, 2018, which has been excluded from the distributions paid in the table.
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
On November 12, 2018, our board of directors authorized a special dividend of $2.95 per share of common stock payable in either shares of our common stock or cash to, and at the election of, the stockholders of record as of November 12, 2018. The special dividend was paid in December 2018 to stockholders of record as of the close of business on the record date. If stockholders elected all cash, their election was subject to adjustment such that the aggregate amount of cash to be distributed by us will be a maximum of 20% of the total special dividend, with the remainder to be paid in shares of common stock.  The aggregate amount of cash paid by us pursuant to the special dividend and the actual number of shares of common stock issued pursuant to the special dividend depended upon the number of stockholders who elected cash or stock and whether the maximum cash distribution was met. Accordingly, on December 19, 2018, we paid $32.0 million in cash. We issued $127.9 million in common stock pursuant to the special dividend on December 19, 2018, which has been excluded from the distributions paid in the table above.
For the year ended December 31, 2018, we paid aggregate distributions of $72.4 million, including $71.0 million of distributions paid in cash and $1.4 million of distributions reinvested through our dividend reinvestment plan. Our net income attributable to common stockholders for the year ended December 31, 2018 was $33.5 million and cash flow provided by operations was $2.1 million. Our cumulative distributions paid and net income attributable to common stockholders from inception through December 31, 2018 are $193.1 million and $186.7 million, respectively. We have funded our cumulative distributions paid, which includes net cash distributions and distributions reinvested by stockholders, with proceeds from debt financing of $18.7 million, proceeds from the dispositions of property of $83.4 million and cash provided by operations of $91.0 million. To the extent that we pay distributions from sources other than our cash flow from operations or gains from asset sales, we will have fewer funds available for investment in real estate-related loans, opportunistic real estate, real estate-related debt securities and other real estate-related investments, the overall return to our stockholders may be reduced and subsequent investors may experience dilution.

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
Based on our evaluation of contracts within the scope of ASU No. 2014-09, revenue that is impacted by ASU No. 2014-09 includes revenue generated by sales of real estate, other operating income and tenant reimbursements for substantial services earned at our properties. The recognition of such revenue will occur when the services are provided and the performance obligations are satisfied. For the year ended December 31, 2018, tenant reimbursements for substantial services accounted for under ASU No. 2014-09 was $1.9 million, which was included in tenant reimbursements on the accompanying statements of operations.
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
As of January 1, 2018 and December 31, 2018, we had recorded contract liabilities of $1.7 million and $3.1 million, respectively, related to deferred proceeds received from the buyers of the Park Highlands land sales and another developer for the value of land that was contributed to a master association that is consolidated by us, which was included in other liabilities on the accompanying consolidated balance sheets.
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
Real Estate
Depreciation and Amortization
Real estate costs related to the acquisition and improvement of properties are capitalized and depreciated over the expected useful life of the asset on a straight-line basis. Repair and maintenance costs are charged to expense as incurred and significant replacements and betterments are capitalized. Repair and maintenance costs include all costs that do not extend the useful life of the real estate asset. We consider the period of future benefit of an asset to determine its appropriate useful life. Expenditures for tenant improvements are capitalized and amortized over the shorter of the tenant’s lease term or expected useful life. We anticipate the estimated useful lives of our assets by class to be generally as follows:

Land	N/A
Buildings	25-40 years
Building Improvements	10-40 years
Tenant Improvements	Shorter of lease term or expected useful life
Tenant origination and absorption costs	Remaining term of related leases, including below-market renewal periods

Real Estate Acquisition Valuation
As a result of our adoption of ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, acquisitions of real estate beginning January 1, 2017 could qualify as asset acquisitions (as opposed to business combinations). We record the acquisition of income-producing real estate or real estate that will be used for the production of income as a business combination or an asset acquisition. If substantially all of the fair value of the gross assets acquired are concentrated in a single identifiable asset or group of similar identifiable assets, then the set is not a business.  For purposes of this test, land and buildings can be combined along with the intangible assets for any in-place leases and accordingly, most acquisitions of investment properties would not meet the definition of a business and would be accounted for as an asset acquisition.  To be considered a business, a set must include an input and a substantive process that together significantly contributes to the ability to create an output. All assets acquired and liabilities assumed in a business combination are measured at their acquisition date fair values. For asset acquisitions, the cost of the acquisition is allocated to individual assets and liabilities on a relative fair value basis.  Acquisition costs associated with business combinations are expensed as incurred. Acquisition costs associated with asset acquisitions are capitalized.
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
Real Estate Held for Sale and Discontinued Operations
We generally consider real estate to be “held for sale” when the following criteria are met: (i) management commits to a plan to sell the property, (ii) the property is available for sale immediately, (iii) the property is actively being marketed for sale at a price that is reasonable in relation to its current fair value, (iv) the sale of the property within one year is considered probable and (v) significant changes to the plan to sell are not expected. Real estate that is held for sale and its related assets are classified as “real estate held for sale” and “assets related to real estate held for sale,” respectively, for all periods presented in the accompanying consolidated financial statements. Notes payable and other liabilities related to real estate held for sale are classified as “notes payable related to real estate held for sale” and “liabilities related to real estate held for sale,” respectively, for all periods presented in the accompanying consolidated financial statements. Real estate classified as held for sale is no longer depreciated and is reported at the lower of its carrying value or its estimated fair value less estimated costs to sell. Additionally, with respect to properties that were classified as held for sale in financial statements prior to January 1, 2014, we record the operating results and related gains (losses) on sale as discontinued operations for all periods presented if the operations have been or are expected to be eliminated and we will not have any significant continuing involvement in the operations of the property following the sale. Operating results of properties and related gains on sale that were disposed of or classified as held for sale in the ordinary course of business during the years ended December 31, 2018, 2017 and 2016 that had not been classified as held for sale in financial statements prior to January 1, 2014 are included in continuing operations on our consolidated statements of operations.
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
Real Estate Equity Securities
We determine the appropriate classification for real estate equity securities at acquisition (on the trade date) and reevaluate such designation as of each balance sheet date. As of December 31, 2018, we classified our investments in real estate equity securities as available-for-sale as we intend to hold the securities for the purpose of collecting dividend income and for longer term price appreciation. These investments are carried at their estimated fair value based on quoted market prices for the security. Transaction costs that are directly attributable to the acquisition of real estate equity securities are capitalized to its cost basis.
Prior to our adoption of ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU No. 2016-01”) on January 1, 2018, we classified our investments in real estate equity securities as available-for-sale and unrealized gains and losses were reported in accumulated other comprehensive income (loss). Upon the sale of a security, the previously recognized unrealized gain (loss) would be reversed out of accumulated other comprehensive income (loss) and the actual realized gain (loss) recognized in earnings.  Effective January 1, 2018, unrealized gains and losses on real estate equity securities are recognized in earnings.  Upon adoption of ASU No. 2016-01 on January 1, 2018, we recorded a $25.1 million cumulative effect adjustment to retained earnings related to the unrealized gain on real estate equity securities previously reported in accumulated other comprehensive income prior to January 1, 2018.

Any non-temporary decline in the market value of an available-for-sale real estate equity security below cost results in a reduction in the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the real estate equity security is established. When a real estate equity security is impaired, we consider whether it has the ability and intent to hold the investment for a time sufficient to allow for any anticipated recovery in market value and considers whether evidence indicating the cost of the investment being recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to period end and forecasted performance of the investee.
Investments in Unconsolidated Joint Ventures
Equity Method
We account for investments in unconsolidated joint venture entities in which we may exercise significant influence over, but does not control, using the equity method of accounting. Under the equity method, the investment is initially recorded at cost and subsequently adjusted to reflect additional contributions or distributions and our proportionate share of equity in the joint venture’s income (loss). We recognize our proportionate share of the ongoing income or loss of the unconsolidated joint venture as equity in income (loss) of unconsolidated joint venture on the consolidated statements of operations. On a quarterly basis, we evaluate our investment in an unconsolidated joint venture for other-than-temporary impairments. As of December 31, 2018 and 2017, we did not identify any indicators of impairment related to our unconsolidated real estate joint ventures accounted for under the equity method.
Equity Investment Without Readily Determinable Value
Prior to the adoption of ASU No. 2016-01 on January 1, 2018, we accounted for investments in unconsolidated joint venture entities in which we did not have the ability to exercise significant influence and had virtually no influence over partnership operating and financial policies using the cost method of accounting.  Under the cost method, income distributions from the partnership were recognized in other income.  Distributions that exceed our share of earnings were applied to reduce the carrying value of our investment and any capital contributions increased the carrying value of our investment.  On a quarterly basis, we evaluated our cost method investment in an unconsolidated joint venture for other-than-temporary impairments.  The fair value of a cost method investment was not estimated if there were no identified events or changes in circumstances that indicated a significant adverse effect on the fair value of the investment. As of December 31, 2017, we did not identify any indicators of impairment related to our unconsolidated real estate joint venture accounted for under the cost method.
In accordance with ASU No. 2016-01, we may elect to measure an equity investment without a readily determinable value that does not qualify for the practical expedient to estimate fair value using the net asset value per share, at its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.  We elected to measure our investment in the NIP Joint Venture in accordance with the above guidance, applying it prospectively, and as of January 1, 2018 and December 31, 2018, recorded our investment in the NIP Joint Venture at a cost basis of $3.7 million and $1.5 million, respectively. As of December 31, 2018, we did not identify any indicators of impairment related to our investment in the NIP Joint Venture. Distributions of income from the NIP Joint Venture are recognized in other income. Distributions that exceed our share of earnings are applied to reduce the carrying value of our investment and any capital contributions would increase the carrying value of our investment.
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
Foreign currency transactions
The U.S. Dollar is our functional currency. Transactions denominated in currency other than our functional currency are recorded upon initial recognition at the exchange rate at the date of the transaction. After initial recognition, monetary assets and liabilities denominated in foreign currency are remeasured at each reporting date into the functional currency at the exchange rate at that date. Exchange rate differences, other than those accounted for as hedging transactions, are recognized as foreign currency transaction gain or loss included in foreign currency transaction gain or loss in our consolidated statements of operations.
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
Real Estate Disposition Subsequent to December 31, 2018
424 Bedford
On January 11, 2019, the 424 Bedford joint venture sold 424 Bedford to a purchaser unaffiliated with us or our advisor, for $43.8 million before closing costs and credits. As of December 31, 2018, the carrying value of 424 Bedford was $34.0 million, which was net of $5.3 million of accumulated depreciation and amortization. In connection with the disposition of 424 Bedford, the buyer assumed the mortgage loan secured by 424 Bedford with an outstanding principal balance of $23.7 million at the time of the sale.
Distribution Declared
On March 7, 2019, our board of directors authorized a distribution in the amount of $0.00860000 per share of common stock to stockholders of record as of the close of business on March 14, 2019. We expect to pay this distribution on March 19, 2019.
110 William Street Refinancing
On December 23, 2013, we, through an indirect wholly owned subsidiary, and SREF III 110 William JV, LLC (the “JV Partner”), entered into an agreement to form a joint venture (the “110 William Joint Venture”). On May 2, 2014, the 110 William Joint Venture acquired an office property containing 928,157 rentable square feet located on approximately 0.8 acres of land in New York, New York (“110 William Street”). We own a 60% equity interest in the 110 William Joint Venture.
On March 7, 2019, the 110 William Joint Venture closed on refinancing of the 110 William Street existing loans (the “Refinancing”). The 110 William Joint Venture repaid $268.0 million of principal related to the existing 110 William Street loans. The Refinancing is comprised of a mortgage loan with Invesco CMI Investments, L.P., an unaffiliated lender, for borrowings of up to $261.4 million, which is secured by 110 William Street (the “110 William Street Mortgage Loan”) and a mezzanine loan with Invesco CMI Investments, L.P., an unaffiliated lender, for borrowings of up to $87.1 million (the “110 William Street Mezzanine Loan”). The 110 William Street Mortgage Loan is comprised of a senior mortgage loan of $215.5 million (the “Senior Mortgage Loan”) and an amended and restated building loan of $45.9 million (the “Building Loan”) to be use for future tenant improvements, leasing commissions and capital expenditures.
The 110 William Street Mortgage Loan and the 110 William Street Mezzanine Loan mature on April 9, 2021, with three one-year extension options. The 110 William Street Mortgage Loan bears interest at a rate of the greater of (a) 3.5% or (b) 150 basis points over one-month LIBOR. The 110 William Street Mezzanine Loan bears interest at a rate of the greater of (a) 6.9% or (b) 490 basis points over one-month LIBOR. The 110 William Joint Venture entered into an interest rate cap that effectively limits one-month LIBOR at 3.75% on $348.5 million, effective March 7, 2019 through March 15, 2021. The 110 William Street Mortgage Loan has monthly payments that are interest-only with the entire unpaid principal balance and all outstanding interest and fees due at maturity. The 110 William Joint Venture has the right to prepay the loans at any time in whole, but not in part, subject to a prepayment fee if prepaid prior to May 9, 2020 and subject to certain other conditions contained in the loan documents. At closing, $210.8 million of the Senior Mortgage Loan and $70.3 million of the 110 William Street Mezzanine Loan was funded with $4.7 million of the Senior Mortgage Loan, $45.9 million of the Building Loan and $16.8 million of the 110 William Street Mezzanine Loan available for future funding, subject to certain terms and conditions contained in the loan documents.

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
The table below summarizes the book value and the interest rate of our real estate debt securities; the notional amounts and average strike rates of our derivative instruments; and outstanding principal balance and the weighted average interest rates for our notes and bonds payable for each category based on the maturity dates as of December 31, 2018 (dollars in thousands):

	Maturity Date						Total Value
	2019	2020	2021	2022	2023	Thereafter		Fair Value
Assets
Real estate debt securities, book value
Real estate debt securities - fixed rate	$10,859	$—	$—	$—	$—	$—	$10,859	$10,859
Annual effective interest rate (1)	11.4%	—	—	—	—	—	11.4%

Interest rate caps, notional amount	$—	$46,875	$77,513	$—	$—	$—	$124,388	$34
Strike rate (2)	—	3.0%	3.5%	—	—	—	3.3%

Liabilities
Notes and Bonds Payable, principal outstanding
Fixed rate - notes and bond payable	$—	$—	$—	$23,710	$—	$6,280	$29,990	$31,854
Average interest rate (3)	—	—	—	3.9%	—	6.5%	4.5%
Fixed rate - debentures	$51,903	$51,903	$51,903	$51,903	$51,904	$—	$259,516	$255,814
Average interest rate (3)	4.3%	4.3%	4.3%	4.3%	4.3%	—	4.3%
Variable rate	$49,757	$51,171	$219,680	$53,204	$—	$—	$373,812	$375,595
Average interest rate (3)	4.6%	5.0%	4.1%	4.1%	—	—	4.3%

Foreign currency collar, notional amount	776,182 ILS	—	—	—	—	—	776,182 ILS	$4,393
Strike price	3.54 - 3.66 ILS - USD	—	—	—	—	—	3.54 - 3.66 ILS - USD
_____________________
(1) The annual effective interest rate represents the actual interest income recognized during 2018 using the interest method, divided by the average amortized cost basis of the investments.
(2) The strike rate caps one-month LIBOR on the applicable notional amount.
(3) Average interest rate is the weighted-average interest rate. Weighted-average interest rate as of December 31, 2018 is calculated as the actual interest rate in effect at December 31, 2018 (consisting of the contractual interest rate and the effect of contractual floor rates, if applicable), using interest rate indices at December 31, 2018, where applicable.

As of December 31, 2018, we had entered into one foreign currency collar to hedge against a change in the exchange rate of the Israeli new Shekel versus the U.S. Dollar. The foreign currency collar expired in February 2019 and had an aggregate Israeli new Shekels notional amount of 776.2 million. The foreign currency collar consisted of a purchased call option to buy Israeli new Shekels at 3.5445 and a sold put option to sell the Israeli new Shekels at 3.6592. The foreign currency collar is intended to permit us to exchange, on the settlement date of the collar, 776.2 million Israeli new Shekels for an amount ranging from $212.1 million to $219.0 million. On February 27, 2019, we entered into a foreign currency collar with an aggregate Israeli new Shekels notional amount of 776.2 million which expires on August 23, 2019. The foreign currency collar consists of a purchased call option to buy Israeli new Shekels at 3.4860 and a sold put option to sell the Israeli new Shekels at 3.6185. The foreign currency collar is intended to permit us to exchange, on the settlement date of the collar, 776.2 million Israeli new Shekels for an amount ranging from $214.5 million to $222.7 million.
As of December 31, 2018, we held 214.7 million Israeli new Shekels and 21.8 million Israeli new Shekels in cash and restricted cash, respectively. In addition, as of December 31, 2018, we had bonds outstanding and the related interest payable in the amounts of 970.2 million Israeli new Shekels and 13.7 million Israeli new Shekels, respectively. Foreign currency exchange rate risk is the possibility that our financial results could be better or worse than planned because of changes in foreign currency exchange rates. Based solely on the remeasurement for the year ended December 31, 2018, if foreign currency exchange rates were to increase or decrease by 10%, our net income would increase or decrease by approximately $18.2 million and $22.2 million, respectively, for the same period. The foreign currency transaction income or loss as a result of the change in foreign currency exchange rates does not take into account any gains or losses on our foreign currency collar as a result of such change, which would reduce our foreign currency exposure.
We borrow funds at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of December 31, 2018, the fair value of our KBS SOR (BVI) Holdings, Ltd. Series A Debentures was $255.8 million and the outstanding principal balance was $259.5 million. As of December 31, 2018, excluding the KBS SOR (BVI) Holdings, Ltd. Series A Debentures, the fair value of our fixed rate debt was $31.9 million and the outstanding principal balance of our fixed rate debt was $30.0 million. The fair value estimate of our KBS SOR (BVI) Holdings, Ltd. Series A Debentures was calculated using the quoted bond price as of December 31, 2018 on the Tel Aviv Stock Exchange of 99.99 Israeli new Shekels. The fair value estimate of our fixed rate debt was calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of December 31, 2018.  As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting changes in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on variable rate debt would change our future earnings and cash flows, but would not significantly affect the fair value of those instruments.  However, changes in required risk premiums would result in changes in the fair value of floating rate instruments.  As of December 31, 2018, we were exposed to market risks related to fluctuations in interest rates on $373.8 million of variable rate debt outstanding. As of December 31, 2018, we had entered into one interest rate cap with a notional amount of $46.9 million that effectively limits one-month LIBOR at 3.0% effective February 21, 2017 through February 13, 2020 and one interest rate cap with a notional amount of $77.5 million that effectively limits one-month LIBOR at 3.5% effective April 2, 2018 through March 5, 2021. Based on interest rates as of December 31, 2018, if interest rates were 100 basis points higher or lower during the 12 months ending December 31, 2019, interest expense on our variable rate debt would increase by $3.5 million or decrease by $3.7 million, respectively.
The weighted-average interest rates of our fixed rate debt and variable rate debt as of December 31, 2018 were each 4.3%. The interest rate and weighted-average interest rate represent the actual interest rate in effect as of December 31, 2018 (consisting of the contractual interest rate and the effect of contractual floor rates, if applicable), using interest rate indices as of December 31, 2018 where applicable.

We are exposed to financial market risk with respect to our real estate equity securities. Financial market risk is the risk that we will incur economic losses due to adverse changes in our real estate equity security prices. Our exposure to changes in real estate equity security prices is a result of our investment in these types of securities. Market prices are subject to fluctuation and, therefore, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market prices of a real estate equity security may result from any number of factors, including perceived changes in the underlying fundamental characteristics of the issuer, the relative price of alternative investments, interest rates, default rates and general market conditions. In addition, amounts realized in the sale of a particular security may be affected by the relative quantity of the real estate equity security being sold. We do not currently engage in derivative or other hedging transactions to manage our real estate equity security price risk. As of December 31, 2018, we owned real estate equity securities with a book value of $73.9 million. Based solely on the prices of real estate equity securities for the twelve months ended December 31, 2019, if prices were to increase or decrease by 10%, our net income would increase or decrease, respectively, by approximately $7.4 million.
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
In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).
Based on its assessment, our management believes that, as of December 31, 2018, our internal control over financial reporting was effective based on those criteria. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
110 William Street Refinancing
On December 23, 2013, we, through an indirect wholly owned subsidiary, and SREF III 110 William JV, LLC (the “JV Partner”), entered into an agreement to form a joint venture (the “110 William Joint Venture”). On May 2, 2014, the 110 William Joint Venture acquired an office property containing 928,157 rentable square feet located on approximately 0.8 acres of land in New York, New York (“110 William Street”). We own a 60% equity interest in the 110 William Joint Venture.
On March 7, 2019, the 110 William Joint Venture closed on refinancing of the 110 William Street existing loans (the “Refinancing”). The 110 William Joint Venture repaid $268.0 million of principal related to the existing 110 William Street loans. The Refinancing is comprised of a mortgage loan with Invesco CMI Investments, L.P., an unaffiliated lender, for borrowings of up to $261.4 million, which is secured by 110 William Street (the “110 William Street Mortgage Loan”) and a mezzanine loan with Invesco CMI Investments, L.P., an unaffiliated lender, for borrowings of up to $87.1 million (the “110 William Street Mezzanine Loan”). The 110 William Street Mortgage Loan is comprised of a senior mortgage loan of $215.5 million (the “Senior Mortgage Loan”) and an amended and restated building loan of $45.9 million (the “Building Loan”) to be use for future tenant improvements, leasing commissions and capital expenditures.
The 110 William Street Mortgage Loan and the 110 William Street Mezzanine Loan mature on April 9, 2021, with three one-year extension options. The 110 William Street Mortgage Loan bears interest at a rate of the greater of (a) 3.5% or (b) 150 basis points over one-month LIBOR. The 110 William Street Mezzanine Loan bears interest at a rate of the greater of (a) 6.9% or (b) 490 basis points over one-month LIBOR. The 110 William Joint Venture entered into an interest rate cap that effectively limits one-month LIBOR at 3.75% on $348.5 million, effective March 7, 2019 through March 15, 2021. The 110 William Street Mortgage Loan has monthly payments that are interest-only with the entire unpaid principal balance and all outstanding interest and fees due at maturity. The 110 William Joint Venture has the right to prepay the loans at any time in whole, but not in part, subject to a prepayment fee if prepaid prior to May 9, 2020 and subject to certain other conditions contained in the loan documents. At closing, $210.8 million of the Senior Mortgage Loan and $70.3 million of the 110 William Street Mezzanine Loan was funded with $4.7 million of the Senior Mortgage Loan, $45.9 million of the Building Loan and $16.8 million of the 110 William Street Mezzanine Loan available for future funding, subject to certain terms and conditions contained in the loan documents.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We have provided below certain information about our executive officers and directors.

Name	Position(s)	Age*
Keith D. Hall	Chief Executive Officer and Director	60
Peter McMillan III	Chairman of the Board, President and Director	61
Jeffrey K. Waldvogel	Chief Financial Officer, Treasurer and Secretary	41
Stacie K. Yamane	Chief Accounting Officer	54
William M. Petak	Independent Director	57
Eric J. Smith	Independent Director	61
Kenneth G. Yee	Independent Director	59
_____________________
* As of March 1, 2019.
Keith D. Hall is our Chief Executive Officer and one of our directors, positions he has held since December 2008 and October 2008, respectively. He is also the Chief Executive Officer and a director of KBS Strategic Opportunity REIT II, positions he has held since February 2013. He is a former Executive Vice President of KBS REIT II, KBS REIT III and KBS Growth & Income REIT. Mr. Hall was Executive Vice President of KBS Real Estate Investment Trust, Inc (“KBS REIT I”) from June 2005 until its liquidation in December 2018. Mr. Hall owns and controls a 50% interest in GKP Holding LLC. GKP Holding owns a 33 1/3% interest in KBS Holdings LLC, which is the sole owner of our advisor and our dealer manager. KBS Holdings is a sponsor of our company, and is or was a sponsor of KBS REIT I, KBS REIT II, KBS REIT III, KBS Legacy Partners Apartment REIT, Inc. (“KBS Legacy Partners Apartment REIT”), KBS Strategic Opportunity REIT II and KBS Growth & Income REIT, which were formed in 2008, 2005, 2007, 2009, 2009, 2013 and 2015, respectively. Mr. Hall is also a member of the investment committee formed by our advisor to evaluate and recommend new investment opportunities for us.
Mr. Hall is affiliated with Willowbrook Capital Group, LLC, an asset management company. Mr. Hall is also a founder of Pacific Oaks Capital Group, a real estate asset management company formed in 2018, and its family of companies. Prior to commencing his affiliation with Willowbrook in 2000, Mr. Hall was a Managing Director at CS First Boston, where he managed the distribution strategy and business development for the Principal Transaction Group’s $18.0 billion real estate securities portfolio. Mr. Hall’s two primary business unit responsibilities were Mezzanine Lending and Commercial Real Estate Development. Before joining CS First Boston in 1996, he served as a Director in the Real Estate Products Group at Nomura Securities, with responsibility for the company’s $6.0 billion annual pipeline of fixed-income, commercial mortgage-backed securities. During the 1980s, Mr. Hall was a Senior Vice President in the High Yield Department of Drexel Burnham Lambert’s Beverly Hills office, where he was responsible for distribution of the group’s high-yield real estate securities. Mr. Hall received a Bachelor of Arts Degree with honors in Finance from California State University, Sacramento.
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
Peter McMillan III is our President, the Chairman of the Board and one of our directors, positions he has held since December 2008. He is also President, Chairman of the Board and a director of KBS Strategic Opportunity REIT II, positions he has held since February 2013. Mr. McMillan has previously served as an Executive Vice President, the Treasurer and Secretary and a director of KBS Growth & Income REIT and KBS REIT III. From June 2005 until its liquidation in December 2018, Mr. McMillan was Executive Vice President, Treasurer, Secretary and a director of KBS REIT I. From August 2007 through August 2018 he served as Executive Vice President, Treasurer and Secretary of KBS REIT II and from August 2007 through February 2019 he was also a director of KBS REIT II. From August 2009 until its liquidation in December 2018, Mr. McMillan was Executive Vice President of KBS Legacy Partners Apartment REIT. Mr. McMillan owns and controls a 50% interest in GKP Holding LLC. GKP Holding owns a 33 1/3% interest in KBS Holdings LLC, which is the sole owner of our advisor and our dealer manager. KBS Holdings is a sponsor of our company, and is or was a sponsor of KBS REIT I, KBS REIT II, KBS REIT III, KBS Strategic Opportunity REIT II, KBS Legacy Partners Apartment REIT and KBS Growth & Income REIT, which were formed in 2008, 2005, 2007, 2009, 2009, 2013 and 2015, respectively. Mr. McMillan is also a member of the investment committee formed by our advisor to evaluate and authorize new investment opportunities for us.

Mr. McMillan is a Partner and co-owner of Temescal Canyon Partners LP, an investment advisor formed in 2013 to manage a multi-strategy hedge fund on behalf of investors. Mr. McMillan is also a founder of Pacific Oaks Capital Group, a real estate asset management company formed in 2018, and its family of companies.Mr. McMillan is also a co-founder and the Managing Partner of Willowbrook Capital Group, LLC, an asset management company. In addition, since November 2017, Mr. McMillan has served as Chairman and a director for Keppel-KBS US REIT Management Pte. Ltd., which is the Manager of Keppel-KBS US REIT. Prior to forming Willowbrook in 2000, Mr. McMillan served as an Executive Vice President and Chief Investment Officer of SunAmerica Investments, Inc., which was later acquired by AIG. As Chief Investment Officer, he was responsible for over $75.0 billion in assets, including residential and commercial mortgage-backed securities, public and private investment grade and non-investment grade corporate bonds and commercial mortgage loans and real estate investments. Before joining SunAmerica in 1989, he served as Assistant Vice President for Aetna Life Insurance and Annuity Company with responsibility for the company’s $6.0 billion fixed income portfolios. Mr. McMillan received his Master of Business Administration in Finance from the Wharton Graduate School of Business at the University of Pennsylvania and his Bachelor of Arts Degree with honors in Economics from Clark University. Mr. McMillan is a member of the board of directors of TCW Funds, Inc. and TCW Strategic Income Fund, Inc., and is a member of the board of trustees of Metropolitan West Funds.
Our board of directors has concluded that Mr. McMillan is qualified to serve as one of our directors and the Chairman of the Board for reasons including his expertise in real estate finance and with real estate-related investments. With over 30 years of experience investing in and managing real estate-related debt investments, Mr. McMillan offers insights and perspective with respect to our real estate-related investment portfolio as well as our real estate portfolio. As one of our executive officers and a principal of our advisor, Mr. McMillan is also able to direct our board of directors to the critical issues facing our company. Further, his experiences as a director of KBS Strategic Opportunity REIT II, TCW Mutual Funds, and Metropolitan West Funds and as a former director of KBS REIT I, KBS REIT II, KBS REIT III, KBS Growth & Income REIT, TCW Alternative Funds and Steinway Musical Instruments, Inc. provide him with an understanding of the requirements of serving on a public company board and qualify him to serve as the chairman of our board of directors.
Jeffrey K. Waldvogel is our Chief Financial Officer, Treasurer and Secretary, positions he has held since June 2015. He is also the Chief Financial Officer of our advisor, KBS REIT II and KBS REIT III, positions he has held for each of these entities since June 2015. In August 2018 and July 2018, he was elected Secretary and Treasurer of KBS REIT II and KBS REIT III, respectively. He is also the Chief Financial Officer, Treasurer and Secretary of KBS Strategic Opportunity REIT II, positions he has held since June 2015. He was Chief Financial Officer of KRS REIT I from June 2015 until its liquidation in December 2018. He was the Chief Financial Officer, Treasurer and Secretary of KBS Legacy Partners Apartment REIT from June 2015 until its liquidation in December 2018. He is also the Chief Financial Officer, Treasurer and Secretary of KBS Growth & Income REIT, positions he has held since June 2015, April 2017 and April 2017, respectively. Mr. Waldvogel is a member of the investment committee formed by our advisor to evaluate and recommend new investment opportunities for us.
Mr. Waldvogel has been employed by an affiliate of our advisor since November 2010. With respect to the KBS-sponsored REITs advised by KBS Capital Advisors, he served as the Director of Finance and Reporting from July 2012 to June 2015 and as the VP Controller Technical Accounting from November 2010 to July 2012. In these roles, Mr. Waldvogel was responsible for overseeing internal and external financial reporting, valuation analysis, financial analysis, REIT compliance, debt compliance and reporting, and technical accounting.
Prior to joining an affiliate of our advisor in 2010, Mr. Waldvogel was an audit senior manager at Ernst & Young LLP. During his eight years at Ernst & Young LLP, where he worked from October 2002 to October 2010, Mr. Waldvogel performed or supervised various auditing engagements, including the audit of financial statements presented in accordance with GAAP, as well as financial statements prepared on a tax basis. These auditing engagements were for clients in a variety of industries, with a significant focus on clients in the real estate industry.
In April 2002, Mr. Waldvogel received a Master of Accountancy Degree and Bachelor of Science from Brigham Young University in Provo, Utah. Mr. Waldvogel is a Certified Public Accountant (California).
Stacie K. Yamane is our Chief Accounting Officer, a position she has held since August 2009. Ms. Yamane is also the Chief Accounting Officer, Portfolio Accounting of our advisor and Chief Accounting Officer of KBS REIT II, KBS REIT III, KBS Strategic Opportunity REIT II and KBS Growth & Income REIT, positions she has held for these entities since October 2008, October 2008, August 2009 and January 2015, respectively. In August 2018, Ms. Yamane was elected Assistant Secretary of KBS REIT II. From August 2009 until its liquidation in December 2018, she served as Chief Accounting Office of KBS Legacy; from October 2008 until its liquidation in December 2018, she served as Chief Accounting Officer of KBS REIT I. From July 2007 to December 2008, Ms. Yamane served as the Chief Financial Officer of KBS REIT II; from October 2004 to October 2008, Ms. Yamane served as Fund Controller of the Advisor; from June 2005 to December 2008, she served as Chief Financial Officer of KBS REIT I; and from June 2005 to October 2008, she served as Controller of KBS REIT I.

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
Prior to joining an affiliate of our advisor in 1995, Ms. Yamane was an audit manager at Kenneth Leventhal & Company, a CPA firm specializing in real estate. During her eight years at Kenneth Leventhal & Company, Ms. Yamane performed or supervised a variety of auditing, accounting and consulting engagements including the audit of financial statements presented in accordance with GAAP, as well as financial statements presented on a cash and tax basis, the valuation of asset portfolios and the review and analysis of internal control systems. Her experiences with various KBS-affiliated entities and Kenneth Leventhal & Company give her almost 30 years of real estate experience.
Ms. Yamane received a Bachelor of Arts Degree in Business Administration with a dual concentration in Accounting and Management Information Systems from California State University, Fullerton. She is a Certified Public Accountant (inactive California).
William M. Petak is one of our independent directors, a position he has held since October 2009. He previously served as an independent director and chair of the conflicts committee of KBS Strategic Opportunity REIT II from April 2014 through August 2017. Since April 2009, Mr. Petak has served as the President and Chief Executive Officer of CorAmerica Capital, LLC, a commercial real estate loan investment manager. CorAmerica Capital was established to acquire discounted performing mortgage and real estate-related assets as well as originate new real estate investments. Mr. Petak has over 30 years of experience in the real estate industry and 20 years of experience investing in real estate-related debt investments. From January 2005 to April 2009, Mr. Petak served as Senior Vice President and Director for AIG Mortgage Capital, LLC, a subsidiary of American International Group, Inc. (AIG). Mr. Petak also served as National Head of Mortgage Lending and Real Estate for the retirement services company, SunAmerica, Inc., from January 1999 to August 2001, and served as Managing Director for AIG Investments, Inc. as well as National Head of Mortgage Lending and Real Estate for both SunAmerica and the life insurance company American General from August 2001 to April 2009.
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
The board of directors has concluded that Mr. Petak is qualified to serve as one of our independent directors for reasons including his expertise in the real estate finance markets. With over 30 years of experience in the real estate industry and over 20 years of experience investing in real estate-related debt, Mr. Petak offers insights and perspective with respect to our investment portfolio. Further, as a former director and former chair of the conflicts committee of KBS Strategic Opportunity REIT II and as a member of the Mortgage Bankers Association, the Commercial Mortgage Securities Association, the CRE Financial Council, the Life Mortgage and Real Estate Officer Council, the President’s Council of the Real Estate Roundtable and a founding member, current Chairman Emeritus and past Chairman of the Richard S. Ziman Center for Real Estate at the UCLA Anderson School of Management, Mr. Petak is regularly and actively engaged in both the professional and academic community.

Eric J. Smith is one of our independent directors and is the chairman of the conflicts committee, positions he has held since October 2009. Mr. Smith has over 30 years of experience in the real estate finance industry. From October 2018 to present, Mr. Smith serves as the Director of Financial Institutions U.S. Capital Markets for Funding Circle, a firm that is the leading small business loans platform globally. From January 201 through December 2017, Mr. Smith served as Managing Director for Situs Group, LLC, a firm that provides commercial real estate advisory services and solutions. From March 2012 to January 2013, Mr. Smith served as Managing Director-Sales for Loan Value Group, a firm that works with holders of residential mortgage risk to reduce their exposure to borrower strategic default. From 1985 to 2009, Mr. Smith was employed by the Credit Suisse Group and its predecessor firms. From September 2004 to February 2009, he was the Managing Director, Fixed Income Sales for the Securitized Products unit. From 2002 to September 2004, he was Managing Director and San Francisco Branch Manager, Fixed Income Sales. From 1998 to 2002, he was Director, Fixed Income Sales. From 1985 to 1998, he was Vice President, Fixed Income Sales. While at Credit Suisse and its predecessor firms, he was responsible for the acquisition and disposition of residential and commercial whole loans, public and private investment grade and non-investment grade residential and commercial mortgage-backed securities and CDOs. He also executed trades in U.S. government securities, asset-backed securities, corporate bonds and repurchase lending. Prior to working for Credit Suisse and its predecessor firms, Mr. Smith was with Farmer’s Savings as a regional director for real estate mortgage acquisitions and with Wells Fargo Mortgage as a Vice President in their Secondary Mortgage Division. Mr. Smith received a Bachelor of Science in Finance from California State University Sacramento. Mr. Smith holds FINRA Series 7 and 63 licenses.
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
Kenneth G. Yee is one of our independent directors and is the Chairman of the Audit Committee, positions he has held since April 2017 and May 2017, respectively. He is also an independent director and Chairman of the Audit Committee of KBS Strategic Opportunity REIT II, positions he has held since April 2017 and May 2017, respectively. Since 2000, Mr. Yee has been the President and Chief Executive Officer of Ridgecrest Capital, Inc., a real estate financial advisory services and structured finance firm. Mr. Yee previously served in the same positions for Ridgecrest Capital, Inc. from 1992 to 1997. From 2007 to June 2011, Mr. Yee was also the managing director of Cappello Capital Corp., where he was responsible for sourcing, evaluating, structuring and placing transactions relating to domestic and international real estate equity and debt, and small and middle market corporate capital raising and mergers and acquisitions. Mr. Yee served as Senior Vice President of Acquisitions for Imperial Credit Commercial Mortgage Investment Corp from 1998 to 1999. From 1990 to 1991, Mr. Yee served as Vice President and Controller for Secured Capital Corp. (now known as Eastdil Secured LLC, a division of Wells Fargo), a real estate advisory and investment banking firm. Prior to that, he was a Vice President at Drexel Burnham Lambert from 1987 to 1990. From 1986 to 1987, Mr. Yee was an associate consultant for Kenneth Leventhal & Company, a real estate consulting and public accounting firm. Mr. Yee was a financial analyst with Deseret Pacific Mortgage from 1985 to 1986 and he was a senior accountant with Ernst & Whinney, a public accounting firm, from 1982 to 1985.
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

The members of the audit committee are Kenneth G. Yee (Chairman), William M. Petak and Eric J. Smith. All of the members of the audit committee are “independent” as defined by the New York Stock Exchange. The board of directors has determined that all members of the audit committee have significant financial and/or accounting experience, and the board of directors has determined that Mr. Yee satisfies the SEC’s requirements for an “audit committee financial expert.”
Code of Conduct and Ethics
We have adopted a Code of Conduct and Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. Our Code of Conduct and Ethics can be found at http://www.kbsstrategicopportunityreit.com.
Section 16(a) Beneficial Ownership Reporting Compliance
Under U.S. securities laws, directors, executive officers, and any persons beneficially owning more than 10% of our common stock are required to report their initial ownership of the common stock and most changes in that ownership to the SEC. The SEC has designated specific due dates for these reports, and we are required to identify in this proxy statement those persons who did not file these reports when due. Based solely on our review of copies of the reports filed with the SEC and written representations of our directors and executive officers, we believe all persons subject to the Section 16 reporting requirements filed the reports on a timely basis in 2018.

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
We have provided below certain information regarding compensation earned by or paid to our directors during fiscal year 2018.

Name	Fees Earned or Paid in Cash in 2018 (1)	All Other Compensation	Total
William M. Petak	$120,833	$—	$120,833
Eric J. Smith	127,333	—	127,333
Kenneth G. Yee	113,333	—	113,333
Peter McMillan III (2)	—	—	—
Keith D. Hall (2)	—	—	—
_____________________
(1) Fees Earned or Paid in Cash in 2018 include meeting fees earned in: (i) 2017 but paid in 2018 as follows: Mr. Petak $5,333, Mr. Smith $5,333 and Mr Yee $5,333; and (ii) 2018 and paid or to be paid in 2019 as follows: Mr. Petak $3,333, Mr. Smith $3,333 and Mr Yee $3,333.
(2) Directors who are also our executive officers do not receive compensation for services rendered as a director.

Cash Compensation
We compensate each of our independent directors with an annual retainer of $40,000. In addition, we pay our independent directors for attending board and audit and conflicts committee meetings as follows:

•	$2,500 for each board meeting attended;

•	$2,500 for each committee meeting attended, except that the chairman of the committee is paid $3,000 for each committee meeting attended;

•	$2,000 for each teleconference board meeting attended; and

•	$2,000 for each teleconference committee meeting attended, except that the chairman of the committee is paid $3,000 for each teleconference committee meeting attended.
All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors and committee meetings.
From time to time our board of directors may create other committees with additional and different compensation.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Stock Ownership
The following table shows, as of March 1, 2019, the amount of our common stock beneficially owned (unless otherwise indicated) by (i) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (ii) our directors, (iii) our executive officers, and (iv) all of our directors and executive officers as a group.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)		Percent of all Shares
KBS Capital Advisors LLC	30,747	(3)	*
Keith D. Hall, Chief Executive Officer and Director	541,343	(3)(4)	*
Peter McMillan III, Chairman of the Board, President and Director	541,343	(3)(4)	*
Jeffrey K. Waldvogel, Chief Financial Officer, Treasurer and Secretary	—		—
Stacie K. Yamane, Chief Accounting Officer	—		—
William M. Petak, Independent Director	—		—
Eric J. Smith, Independent Director	—		—
Kenneth G. Yee, Independent Director	—		—
All directors and executive officers as a group	541,343	(3)(4)	*
_____________________
* Less than 1% of the outstanding common stock.
(1) The address of each named beneficial owner is c/o KBS Strategic Opportunity REIT, Inc., 800 Newport Center Drive, Suite 700, Newport Beach, California 92660.
(2) None of the shares are pledged as security.
(3) Includes 30,747 shares owned by KBS Capital Advisors, which is indirectly owned and controlled by Peter M. Bren, Keith D. Hall, Peter McMillan III and Charles J. Schreiber, Jr.
(4) Includes 510,596 shares owned by Willowbrook Capital Group LLC, which is directly owned and controlled by Peter McMillan III and Keith D. Hall.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Director Independence
Although our shares are not listed for trading on any national securities exchange, a majority of the directors, and all of the members of the audit committee and the conflicts committee, are “independent” as defined by the New York Stock Exchange. The New York Stock Exchange standards provide that to qualify as an independent director, in addition to satisfying certain bright-line criteria, our board of directors must affirmatively determine that a director has no material relationship with us (either directly or as a partner, stockholder or officer of an organization that has a relationship with us). Our board of directors has affirmatively determined that each of William M. Petak, Eric J. Smith and Kenneth G. Yee satisfies the bright-line criteria and that none has a relationship with us that would interfere with such person’s ability to exercise independent judgment as a member of the board of directors. None of these directors has ever served as (or is related to) an employee of ours or any of our predecessors or acquired companies or received or earned any compensation from us or any such other entities except for compensation directly related to service as a director of us. Therefore, we believe that all of these directors are independent directors.

Report of the Conflicts Committee
Review of Our Policies
The conflicts committee has reviewed our policies and determined that they are in the best interest of our stockholders. Set forth below is a discussion of the basis for that determination.
Offering Policy. We continue to offer shares of common stock under our dividend reinvestment plan and may do so until we have sold all 40,000,000 shares available for sale. We expect to use substantially all of the net proceeds from the sale of shares under our dividend reinvestment plan for general corporate purposes, including, but not limited to, the redemption of shares under our share redemption program, the funding of capital expenditures on our real estate investments or the repayment of debt. For the year ended December 31, 2018, the costs of raising capital in our dividend reinvestment plan represented less than 1.0% of the capital raised.
We have been monitoring the real estate and equity markets closely in order to find the best opportunities possible to maximize the return to our stockholders and provide additional liquidity for our stockholders. We currently believe the best opportunity for us to achieve these objectives is to pursue a strategy as a non-listed, perpetual-life “NAV REIT” that offers and sells new shares of our common stock continuously through a number of distribution channels in ongoing public offerings, and seeks to provide increased liquidity to current and future stockholders through an expansion of our current share redemption program and/or periodic self-tender offers. With regard to maximizing returns, we have seen significant appreciation in the portfolio to date and we believe there are still many opportunities in the marketplace to achieve strong stockholder returns. Therefore, we believe it is in the company’s and stockholder’s interests to raise additional capital and make new investments. Furthermore, we believe a number of our existing investments are still in the process of maturing and reaching their maximum value. With respect to liquidity, we believe that a number of sources of capital (including but not limited to cash from operations, a portion of the proceeds from ongoing offerings, and proceeds from asset sales) can be used to offer additional liquidity to stockholders that desire it through an expanded share redemption program and/or periodic tender offers.
As an NAV REIT, we expect that we would conduct ongoing primary public offerings of our shares on a continuous basis. Such offerings would likely include new classes of common stock, which would allow us to offer different classes of common stock with different combinations of upfront and ongoing commissions and other fees payable to our dealer manager and participating broker-dealers. We believe that having a number of different share classes with different distribution compensation structures will improve our ability to sell shares and raise capital in the current market.
Acquisition and Investment Policies. As of December 31, 2018, we consolidated six office properties, one office portfolio consisting of four office buildings and 14 acres of undeveloped land, one retail property, two apartment properties (of which one apartment property was held for sale) and three investments in undeveloped land with approximately 1,000 developable acres and owned three investments in unconsolidated joint ventures, an investment in real estate debt securities and three investments in real estate equity securities.
We completed an offering of bonds to Israeli investors through a wholly-owned subsidiary in March 2016, on November 8, 2017 we completed the sale of the Singapore Portfolio (defined below) and on November 30, 2018 we completed the sale of the Westpark Portfolio (defined below). We have used and will continue to use a portion of net proceeds from the Israeli bond offering and these sales to continue to invest in and manage a diverse portfolio of opportunistic real estate, real estate-related loans, real estate-related debt securities and other real estate-related investments. Any additional investments we make are expected to include non-performing loans (which may result in our acquisition of the underlying property securing the loan through foreclosure or similar processes), non-stabilized or undeveloped properties and other opportunistic real estate-related assets. Although the foregoing represents our present investment focus and targets, we may adjust any of the foregoing based on real estate market conditions and investment opportunities. Affiliates of our advisor have extensive expertise with these types of real estate investments.
Borrowing Policies. We have financed the majority of our real estate and real estate-related investments with a combination of the proceeds we received from our initial public offering and debt. We used debt financing to increase the amount available for investment and to potentially increase overall investment yields to us and our stockholders. Additionally, in March 2016, we issued 970.2 million Israeli new Shekels (approximately $249.2 million as of March 8, 2016) in 4.25% bonds to Israeli investors through a public offering. There is no limitation on the amount we may borrow for any single investment.
Our charter limits our leverage to 75% of the cost of our tangible assets; however, we may exceed that limit if a majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our common stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of December 31, 2018, we had $663.3 million in outstanding debt. As of December 31, 2018, our borrowings and other liabilities were approximately 68% and 67% of the cost (before depreciation and other noncash reserves) and book value (before depreciation) of our tangible assets, respectively.

Disposition Policies. The period that we will hold our investments will vary depending on the type of asset, interest rates and other factors. Our advisor has developed a well-defined exit strategy for each investment we have made. KBS Capital Advisors will continually perform a hold-sell analysis on each asset in order to determine the optimal time to hold the asset and generate a strong return for our stockholders. Economic and market conditions may influence us to hold our investments for different periods of time. We may sell an asset before the end of the expected holding period if we believe that market conditions have maximized its value to us or the sale of the asset would otherwise be in the best interests of our stockholders. During the year ended December 31, 2018, we sold one office building, one office/flex/industrial portfolio consisting of 21 buildings and 124 developable acres of undeveloped land and classified one property as held for sale as of December 31, 2018. Additionally, during the year ended December 31, 2018, we sold 1,986,295 shares of common stock of Whitestone REIT. The disposition strategy is consistent with our objectives of acquiring opportunistic investments, improving the investments and timing asset sales to realize the growth in the value that was created during our hold period.
Policy Regarding Working Capital Reserves. We establish an annual budget for capital requirements and working capital reserves each year that we update periodically during the year. We may use proceeds from our dividend reinvestment plan, debt proceeds and our cash flow from operations to meet our needs for working capital and to build a moderate level of cash reserves.
Policies Regarding Operating Expenses. Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. For the four consecutive quarters ended December 31, 2018, based on the definitions of total operating expenses and average invested assets, net income in our charter, our total operating expenses represented approximately 1.7% of our average invested assets and 169% of our net income. Consequently, operating expenses for the four fiscal quarters ended December 31, 2018 did not exceed the charter-imposed limitation.
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
Certain Transactions with Related Persons
The conflicts committee has reviewed the material transactions between our affiliates and us since the beginning of 2018 as well as any such currently proposed material transactions. Set forth below is a description of such transactions and the conflicts committee’s report on their fairness.
As described further below, we have entered into agreements with certain affiliates pursuant to which they provide services to us. Peter M. Bren, Keith D. Hall, Peter McMillan III and Charles J. Schreiber, Jr. control and indirectly own KBS Holdings LLC, our sponsor. KBS Holdings is the sole owner of KBS Capital Advisors LLC, our advisor, and KBS Capital Markets Group LLC, the entity that acted as the dealer manager of our now terminated primate initial public offering. Messrs. Hall and McMillan are also two of our executive officers and directors. Each of Messrs. Bren, Hall McMillan and Schreiber actively participate in the management and operations of our advisor. Our advisor has three managers: an entity owned and controlled by Mr. Bren; an entity owned and controlled by Messrs. Hall and McMillan; and an entity owned and controlled by Mr. Schreiber.
Our Relationship with KBS Capital Advisors. Since our inception, our advisor has provided day-to-day management of our business. Among the services provided by our advisor under the terms of the advisory agreement are the following:

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
Our advisor is subject to the supervision of the board of directors and only has such authority as we may delegate to it as our agent. The advisory agreement has a one-year term expiring October 8, 2019, subject to an unlimited number of successive one-year renewals upon the mutual consent of the parties. From January 1, 2018 through the most recent date practicable, which was January 31, 2019, we compensated our advisor as set forth below.
We incur acquisition and origination fees payable to our advisor equal to 1.0% of the cost of investments acquired by us, or the amount funded by us to acquire or originate loans, including acquisition and origination expenses and any debt attributable to such investments. Acquisition and origination fees relate to services provided in connection with the selection and acquisition or origination of real estate and real estate-related investments. From January 1, 2018 through January 31, 2019, our advisor and its affiliates incurred approximately $3.3 million of acquisition and origination fees.
In addition to acquisition and origination fees, we reimburse our advisor for customary acquisition and origination expenses, whether or not we ultimately acquire the asset. From January 1, 2018 through January 31, 2019, our advisor and its affiliates did not incur any such costs on our behalf.
For asset management services, we pay our advisor a monthly fee. With respect to investments in loans and any investments other than real property, the asset management fee is a monthly fee calculated, each month, as one-twelfth of 0.75% of the lesser of (i) the amount actually paid or allocated to acquire or fund the loan or other investment, inclusive of fees and expenses related thereto and the amount of any debt associated with or used to acquire or fund such investment and (ii) the outstanding principal amount of such loan or other investment, plus the fees and expenses related to the acquisition or funding of such investment, as of the time of calculation. With respect to investments in real property, the asset management fee is a monthly fee equal to one-twelfth of 0.75% of the sum of the amount paid or allocated to acquire the investment, plus the cost of any subsequent development, construction or improvements to the property, and inclusive of fees and expenses related thereto and the amount of any debt associated with or used to acquire such investment. In the case of investments made through joint ventures, the asset management fee is determined based on our proportionate share of the underlying investment, inclusive of our proportionate share of any fees and expenses related thereto. From January 1, 2018 through January 31, 2019, our asset management fees totaled $9.2 million.
Under the advisory agreement, our advisor and its affiliates have the right to seek reimbursement from us for all costs and expenses they incur in connection with their provision of services to us, including our allocable share of our advisor’s overhead, such as rent, employee costs, utilities and information technology costs. Our advisor may seek reimbursement for employee costs under the advisory agreement. Commencing July 1, 2010, we have reimbursed our advisor for our allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to us. In the future, our advisor may seek reimbursement for additional employee costs. However. we will not reimburse our advisor or its affiliates for employee costs in connection with services for which KBS Capital Advisors earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries and benefits our advisor or its affiliates may pay to our executive officers. From January 1, 2018 through January 31, 2019, we reimbursed our advisor for an additional $0.4 million of operating expenses, including $0.3 million of employee costs.
For substantial assistance in connection with the sale of properties or other investments, we pay our advisor or its affiliates 1.0% of the contract sales price of each loan, debt-related security, real property or other investment sold (including residential or commercial mortgage-backed securities or collateralized debt obligations issued by a subsidiary of ours as part of a securitization transaction); provided, however, that if in connection with such disposition commissions are paid to third parties unaffiliated with our advisor, the fee paid to our advisor and its affiliates may not exceed the commissions paid to such unaffiliated third parties, and provided further that the disposition fees paid to our advisor, its affiliates and unaffiliated third parties may not exceed 6.0% of the contract sales price. From January 1, 2018 through January 31, 2019, we incurred approximately $2.9 million of disposition fees.

On January 6, 2014, we, together with KBS REIT I, KBS REIT II, KBS REIT III, KBS Strategic Opportunity REIT II, KBS Legacy Partners Apartment REIT, our dealer manager, our advisor and other KBS-affiliated entities, entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage are shared. The cost of these lower tiers is allocated by our advisor and its insurance broker among each of the various entities covered by the program, and is billed directly to each entity. In June 2015, KBS Growth & Income REIT was added to the insurance program at terms similar to those described above. KBS REIT I elected to cease participation in the program at the June 2017 renewal and obtained separate insurance coverage. At renewal in June 2018, we, along with KBS Strategic Opportunity REIT II and KBS Legacy Partners Apartment REIT elected to cease participation in the program and obtain separate insurance coverage. We, together with KBS Strategic Opportunity REIT II, entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage are shared. The cost of these lower tiers is allocated by our advisor and its insurance broker among each REIT covered by the program, and is billed directly to each REIT. The program is effective through June 30, 2019.
The conflicts committee considers our relationship with our advisor during 2018 to be fair. The conflicts committee believes that the amounts paid or payable to our advisor under the advisory agreement are similar to those paid by other publicly offered, unlisted, externally advised REITs and that this compensation is necessary in order for our advisor to provide the desired level of services to us and our stockholders.
AIP Reimbursement Agreement. On April 16, 2012, we entered into a fee reimbursement agreement (the “AIP Reimbursement Agreement”) with our dealer manager pursuant to which we agreed to reimburse our dealer manager for certain fees and expenses it incurs for administering our participation in the DTCC Alternative Investment Product Platform with respect to certain accounts of our stockholders serviced through the platform. From January 1, 2018 through January 31, 2019, we incurred and paid $18,000 of costs and expenses related to the AIP Reimbursement Agreement.
The conflicts committee believes that this arrangement with our dealer manager is fair. We believe that the compensation paid to our dealer manager has allowed us to achieve our goal of acquiring a large, diversified portfolio of real estate and real estate-related investments.
353 Sacramento Transaction. On July 6, 2017, we sold a 45% equity interest in 353 Sacramento, an office building located in San Francisco, California, to certain third parties (collectively, the “Purchaser”) for approximately $39.1 million (the “353 Sacramento Transaction”). Under the 353 Sacramento Transaction, the property is owned by a joint venture (the “Joint Venture”) in which we indirectly own 55% of the equity interests and the Purchaser indirectly owns 45% in the aggregate of the equity interests. The Purchaser, which is a “separate account” client of Willowbrook Asset Management LLC, an affiliate of our advisor owned by Keith D. Hall and Peter McMillan III (“WBAM”), paid an acquisition fee and will pay a monthly asset management fee to be split 50/50 between WBAM and us. The acquisition fee was equal to 0.5% of the Purchaser’s pro rata share of the total equity cost basis of the property, which amounted to $0.2 million to WBAM and $0.2 million to us. The monthly asset management fee is expected to equal 1/12th of 0.32% of the Purchaser’s pro rata share of the total equity cost basis of the property, which would amount to approximately $0.1 million being paid to WBAM per year and $0.1 million being paid to us per year. In addition, the Purchaser is expected to pay a promote if certain return thresholds are reached. All of the promote payments would be paid to us until we have realized a 13.6% internal rate of return on our investment in 353 Sacramento, at which point the remainder of the promote would be paid to WBAM.
In connection with the 353 Sacramento Transaction, we entered into an agreement with our advisor (the “Waiver Agreement”) pursuant to which our advisor will waive any right it may have to receive a disposition fee in connection with the 353 Sacramento Transaction. Our advisor will also waive the future payment of acquisition fees pursuant to our advisory agreement in an amount equal to 45% of the acquisition fees paid to our advisor in connection with our original purchase of 353 Sacramento in July 2016. On September 15, 2017, we acquired a property in Oakland and our advisor waived its $0.8 million acquisition fee.
The 353 Sacramento Transaction was unanimously approved by our conflicts committee. Such approval included a determination that the transaction was fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.
Singapore Transactions. On October 24, 2017, we (through certain subsidiaries) entered into a Portfolio Purchase and Sale Agreement and Escrow Instructions (the “Purchase Agreement”) pursuant to which we agreed to sell, subject to certain closing conditions, the Singapore Portfolio to various subsidiaries of Keppel-KBS US REIT, a newly formed Singapore real estate investment trust (the “SREIT”) that intended to list (and subsequent did list, as described below) on the Singapore Stock Exchange (the “Singapore Transaction”). The agreed purchase price of the Singapore Portfolio was $804 million. The Singapore Portfolio consisted of the following properties: 1800 West Loop, Westech 360 (part of the Austin Suburban Portfolio), Great Hills Plaza (part of the Austin Suburban Portfolio), Westmoor Center, Iron Point Business Park, the Plaza Buildings, Bellevue Technology Center, Northridge Center I and II, West Loop I and II, Powers Ferry Landing East, and Maitland Promenade II.

The SREIT is externally managed by a joint venture (the “Manager”) between (i) an entity in which Keith D. Hall, our Chief Executive Officer and a director, and Peter McMillan III, our President and Chairman of the Board of Directors, have an indirect ownership interest and (ii) Keppel Capital Holding Pte. Ltd., which is not affiliated with us or our management. As described in more detail below, the SREIT is expected to pay certain purchase and sale commissions and asset management fees to the Manager in exchange for the provision of certain management services.
On November 2, 2017, KBS SOR Properties, LLC (“KBS SORP”), an indirect wholly owned subsidiary of ours, entered into an underwriting agreement (the “Underwriting Agreement”) with respect to the initial public offering of units of the SREIT. The Underwriting Agreement was entered into with the Manager, KBS Pacific Advisors Pte. Ltd., Keppel Capital Holdings Pte. Ltd., GKP Holding LLC, Keppel Capital Investment Holdings Pte. Ltd., DBS Bank Ltd., Merrill Lynch (Singapore) Pte. Ltd., Citigroup Global Markets Singapore Pte. Ltd., and Credit Suisse (Singapore) Limited. KBS Pacific Advisors Pte. Ltd. and GKP Holding LLC are affiliated with the Manager and entities in which Keith D. Hall, our Chief Executive Officer and a director, and Peter McMillan III, our President and Chairman of the board of directors, have ownership and economic interests.
Pursuant to the Underwriting Agreement, the underwriters agreed to procure subscriptions, or subscribe themselves, for an aggregate of 262,772,400 units in the SREIT, at a price of $0.88 per unit (the “IPO Price”), in connection with the Singapore Transaction. Other parties agreed to subscribe for units separately, including KBS SORP, which, on October 25, 2017, entered into a subscription agreement with the Manager in which it agreed to purchase 59,713,600 units at the IPO Price (the “KBS SORP Owned Units”) in connection with the initial public offering. Pursuant to the Underwriting Agreement, KBS SORP granted the underwriters an over-allotment option (the “Over-Allotment Option”) in which it agreed to sell the underwriters up to 15,714,100 of the KBS SORP Owned Units at the IPO Price, for up to 30 days after the listing. Separately, KBS SORP agreed to lend the underwriters certain of its KBS SORP Owned Units for stabilizing transactions following the listing of the SREIT pursuant to a unit lending agreement entered into on November 2, 2017 with the Manager and Merrill Lynch (Singapore) Pte. Ltd. Pursuant to lock-up letters from us and certain of our subsidiaries delivered to the underwriters on November 2, 2017, we and our subsidiaries agreed not to sell, pledge or transfer any of our KBS SORP Owned Units (other than pursuant to the Over-Allotment Option or lending for stabilizing transactions pursuant to the unit lending agreement described above) for six months following the initial public offering, and not to sell, pledge or transfer 50% of the KBS SORP Owned Units for 12 months following the initial public offering.
On November 8, 2017, we completed the sale of the Singapore Portfolio to the SREIT. The closing date of the initial public offering and the listing of the SREIT both occurred on November 8, 2017. The sale price of the Singapore Portfolio was $804 million, before third-party closing costs of approximately $7.7 million and excluding any disposition fees payable to our advisor. The sale price for the Singapore Portfolio was primarily determined based on real estate valuations performed by independent third-party valuation firms. The $804 million purchase price for the 11 properties in the Singapore Portfolio is slightly above the aggregate appraised values for the 11 properties used in our prior estimated value per share determined as of December 8, 2016. As of September 30, 2017, the properties in the Singapore Portfolio had a cumulative carrying value of $546.5 million. We avoided significant third-party closing costs by selling the Singapore Portfolio to the SREIT in connection with its initial public offering on the Singapore Stock Exchange compared to selling the properties, whether individually or as a portfolio, in a typical sales transaction, which represents significant savings to us for a disposition of this size. In connection with the Singapore Transaction, we repaid $401.7 million of outstanding debt secured by the properties in the Singapore Portfolio. We used approximately $52.5 million of the proceeds to acquire units in the SREIT representing a 9.5% ownership interest.
The underwriters exercised the Over-Allotment Option in full, and on December 15, 2017, purchased 15,714,100 of the KBS SORP Owned Units from us at the IPO Price. As a result of the Over-Allotment Option, we owned 43,999,500 units of the SREIT, representing a 7.0% ownership interest.
On November 30, 2018, we sold sold a portfolio of 21 office/flex/industrial buildings containing a total of 778,472 rentable square feet located on approximately 41 acres of land in Redmond, Washington (the “Westpark Portfolio”) to the SREIT. On November 26, 2018, the SREIT issued an aggregate of 186,236,224 common units of the SREIT as a result of their renounceable and underwritten rights issue. We purchased 12,979,852 common units of the SREIT for $6.5 million in connection with this offering, maintaining our 7% ownership interest.

The interests of Messrs. Hall and McMillan in the SREIT are described below. Messrs. Hall and McMillan collectively own two-thirds of KBS Pacific Advisors, LLC, which owns 50% of the Manager. The other 50% ownership stake in the Manager was acquired by Keppel Capital Holding Pte. Ltd. for $27.5 million, which amount was distributed in its entirety to KBS Pacific Advisors, LLC. The Manager will receive the following fees from the SREIT:

•
Management Fee – The Manager’s management fee comprises a base fee and a performance fee, which make up a substantial portion of the Manager’s total remuneration for the provision of on-going management services to the SREIT. The base fee equals 10% per year of the SREIT “annual distributable income,” which is calculated before accounting for the base fee and the performance fee. The performance fee is generally equal to 25% of the growth in the SREIT’s distributions per unit of common equity from one year to the next (calculated after accounting for the base fee but before accounting for the performance fee). From January 1, 2018 through January 31, 2019, the SREIT incurred $4.3 million related to the management fee.

•
Acquisition Fee and Divestment Fee – The Manager will also receive an acquisition fee and a divestment fee from the SREIT. The acquisition fee will generally equal 1% of purchase price of the assets acquired by the SREIT and the divestment fee will generally equal 0.5% of the sale price of the assets disposed of by the SREIT. From January 1, 2018 through January 31, 2019, the SREIT incurred $1.6 million related to the acquisition fee and did not incur a divestment fee.

Currently Proposed Transactions. Our board of directors and management team believe significant opportunities currently exist and have been monitoring the real estate and equity markets closely in order to find the best opportunities possible to maximize the return to our stockholders and provide additional liquidity for our stockholders. We currently believe the best opportunity for us to achieve these objectives is to pursue a strategy as a non-listed, perpetual-life company that (a) calculates the net asset value or “NAV” per share on a regular basis that is more frequent that annually (i.e., daily, monthly or quarterly), (b) offers and sells new shares of our common stock continuously through a number of distribution channels in ongoing public offerings, and (c) seeks to provide increased liquidity to current and future stockholders through an expansion of our current share redemption program and/or periodic self-tender offers. We refer to a REIT that operates in this manner as an “NAV REIT” and we refer to our proposed conversion to this mode of operation as the “Proposed NAV REIT Conversion.”
Terms of Proposed NAV REIT Conversion
We summarize below our current intentions as to the principal terms of the Proposed NAV REIT Conversion.
More Frequent NAV Calculations. We currently calculate the NAV of our shares once each calendar year. As an NAV REIT, we currently intend to calculate our NAV once per month, though we could decide to calculate it daily or quarterly. We believe more frequent NAV calculations will improve our ability to offer and repurchase our shares at the most fair prices, and also improve visibility and transparency into our performance.
Revised Share Redemption Program. As an NAV REIT, we believe we can (a) offer an expanded share redemption program, (b) have additional capital to fund redemptions, and (c) provide more frequent NAV per share calculations, which will provide stockholders with more information when making liquidity decisions and also allow more frequent and fair pricing under our share redemption program. As an NAV REIT, we intend to revise our share redemption program to allow us to make monthly redemptions with an aggregate value of up to 5% of our NAV each quarter. This would be a significant increase in maximum capacity compared to our current share redemption program, which limits redemptions of shares during any calendar year to no more than 5% of the weighted average number of shares outstanding during the prior calendar year. Our current share redemption program is also limited by funding restrictions that prevent us from redeeming the maximum number of shares permitted under the program. Because the actual level of redemptions under our share redemption program as an NAV REIT would also depend on our ability to fund redemptions and our other capital needs, we may not be able to make redemptions up to the maximum capacity permitted by the program. However, our intention is to increase our stockholders’ access to liquidity through an expansion of our current share redemption program and/or through self-tender offers. During our first year as an NAV REIT, we intend to repurchase shares under the share redemption program on a monthly basis at a price equal to 95% of the most recently disclosed monthly NAV. After that time, we intend to repurchase shares under the share redemption program on a monthly basis at the most recently disclosed monthly NAV, or at 95% of the most recently disclosed NAV if the shares have been held for less than a year.
Distributions and Dividend Reinvestment Plan. We currently declare distributions with quarterly record and payment dates. As an NAV REIT, we expect that we would modify our distribution policy to pay distributions monthly and have daily record dates. We also expect to revise our dividend reinvestment plan so that we would sell shares at the most recent monthly NAV, rather than at the most recent annual NAV as we do now.

Ongoing Offering Public Offerings Conducted through an affiliated dealer manager. As an NAV REIT, we expect that we would conduct ongoing primary public offerings of our shares on a continuous basis through an affiliated dealer manager. Such offerings would likely include new classes of common stock, which would allow us to offer different classes of common stock with different combinations of upfront and ongoing commissions and other fees payable to our dealer manager and participating broker-dealers. We believe that having a number of different share classes with different distribution compensation structures will improve our ability to sell shares and raise capital in the current market.
While we expect that the upfront and ongoing commissions and other fees payable to our dealer manager and participating broker-dealers in connection with these offerings would be borne by the new investors, our company would incur other offering expenses in connection with these offerings, which expenses would impact our current stockholders. These other offering expenses would include our legal, accounting, printing, mailing and filing fees, charges of our transfer agent, charges of our advisor and/or transfer agent for administrative services related to the issuance of shares in the offering, reimbursement of bona fide due diligence expenses, reimbursement of our advisor for costs in connection with preparing supplemental sales materials, the cost of bona fide training and education meetings held by us (primarily the travel, meal and lodging costs of registered representatives of broker-dealers), attendance and sponsorship fees payable to participating broker-dealers hosting retail seminars and travel, meal and lodging costs for registered persons associated with our dealer manager and officers and employees of our affiliates to attend retail seminars conducted by broker-dealers, legal fees of our dealer manager and promotional items. They could also include reimbursement to our dealer manager for wholesaling compensation expenses, though we do not currently intend to reimburse our dealer manager for such expenses. We currently estimate that these expenses would cost approximately $3.5 million to $5.0 million per year.
Revised Advisory Fee Structure

•
Acquisition and Origination Fees and Expenses. Pursuant to our advisory agreement currently in effect with our advisor, we incur acquisition and origination fees payable to our advisor equal to 1.0% of the cost of investments acquired by us, or the amount funded by us to acquire or originate loans, including acquisition and origination expenses and any debt attributable to such investments. We intend to eliminate this fee as part of the Proposed NAV REIT Conversion. However, because we would no longer pay a fee for acquisition and origination services, we would expect to reimburse our advisor for our allocable portion of the salaries, benefits and overhead of personnel providing these services to us. This may represent significant savings, depending on our future investment activity. We intend to continue to reimburse our advisor for customary acquisition and origination expenses, whether or not we ultimately acquire the asset.

•
Fixed Asset Management Fee. Pursuant to our advisory agreement currently in effect with our advisor, we currently pay the advisor an asset management fee. With respect to investments in loans and any investments other than real property, the asset management fee is a monthly fee calculated, each month, as one-twelfth of 0.75% of the lesser of (i) the amount actually paid or allocated to acquire or fund the loan or other investment, inclusive of fees and expenses related thereto and the amount of any debt associated with or used to acquire or fund such investment and (ii) the outstanding principal amount of such loan or other investment, plus the fees and expenses related to the acquisition or funding of such investment, as of the time of calculation. With respect to investments in real property, the asset management fee is a monthly fee equal to one-twelfth of 0.75% of the sum of the amount paid or allocated to acquire the investment, inclusive of fees and expenses related thereto and the amount of any debt associated with or used to acquire such investment. In the case of investments made through joint ventures, the asset management fee will be determined based on our proportionate share of the underlying investment.

As part of the Proposed NAV REIT Conversion, we currently expect to replace the current asset management fee with a fixed component of our new advisory fee, payable monthly in arrears, that accrues monthly in an amount equal to 1/12th of 1.25% of our aggregate company NAV for such month, as determined before the impact of accrued asset management fees, accrued incentive/performance fees, accrued ongoing distribution fees paid to broker dealers with respect to new sales of shares (i.e., ongoing class-specific fees) and accrued distributions owed to our stockholders. The impact of this change will depend on a number of factors, including our leverage and the value of our assets compared to the purchase price (both of which will be taken into account with the new fee structure, unlike the old fee structure), and is therefore impossible to predict over the long term, but we do not expect the change to be significant in the near term. By way of example only, if the aggregate NAV of our company for the year ended December 31, 2018 were equal to the estimated net asset value of our company as of September 30, 2018, calculated in accordance with the estimated value per share approved by our board of directors on December 12, 2018 (the “2018 Valuation”), this fixed component of the new advisory fee would have been approximately $0.7 million per month. By comparison, the existing asset management fee incurred by us for the twelve months ended December 31, 2018 was approximately $0.7 million.

•	Incentive Fee. Please see “Revised Incentive Fee.” below for a description of our current intentions with respect to the incentive fee payable to our advisor.

•
Disposition Fees. Pursuant to our advisory agreement currently in effect with the advisor, for substantial assistance in connection with the sale of properties or other investments, we currently pay our advisor or its affiliates 1.0% of the contract sales price of each loan, debt-related security, real property or other investment sold (including residential or commercial mortgage-backed securities or collateralized debt obligations issued by a subsidiary of ours as part of a securitization transaction); provided, however, that if in connection with such disposition commissions are paid to third parties unaffiliated with our advisor, the fee paid to our advisor and its affiliates may not exceed the commissions paid to such unaffiliated third parties, and provided further that the disposition fees paid to our advisor, its affiliates and unaffiliated third parties may not exceed 6.0% of the contract sales price.

We intend to eliminate this fee as part of the Proposed NAV REIT Conversion. However, because we would no longer pay a fee for disposition services, we would expect to reimburse our advisor for our allocable portion of the salaries, benefits and overhead of personnel providing these services to us. This may represent significant savings, depending on our future disposition activity.

•
Property Management Fees. We do not currently pay our advisor or any of its affiliates any property management fees. As an NAV REIT, we may enter into a property management agreement with KBS Management Group or another KBS affiliate and agree to pay a monthly fee equal to a percentage of the rent (to be determined on a property by property basis), payable and actually collected for the month. This could result in additional compensation to affiliates of our advisor.

•
Operating Expenses. Pursuant to our advisory agreement currently in effect with the advisor, our advisor and its affiliates have the right to seek reimbursement from us for all costs and expenses they incur in connection with their provision of services to us, including our allocable share of our advisor’s overhead, such as rent, employee costs, utilities and information technology costs. Our advisor may seek reimbursement for employee costs under the advisory agreement. Commencing July 1, 2010, we have reimbursed our advisor for our allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to us. In the future, our advisor may seek reimbursement for additional employee costs. However, we will not reimburse our advisor or its affiliates for employee costs in connection with services for which our advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries and benefits our advisor or its affiliates may pay to our executive officers.

As part of the Proposed NAV REIT Conversion, because we would no longer pay acquisition or origination fees or disposition fees to our advisor, we would expect to reimburse our advisor for our allocable portion of the salaries, benefits and overhead of personnel providing these services to us.
Revised Incentive Fee.
Description of Current Incentive Fee. Pursuant to our advisory agreement currently in effect with the advisor, the advisor is due a subordinated participation in our net cash flows (the “Subordinated Participation in Net Cash Flows”) if, after our stockholders have received, together as a collective group, aggregate distributions (including distributions that may constitute a return of capital for federal income tax purposes) sufficient to provide (i) a return of their net invested capital, or the amount calculated by multiplying the total number of shares purchased by stockholders by the issue price, reduced by any amounts to repurchase shares pursuant to our share redemption program, and (ii) a 7.0% per year cumulative, noncompounded return on such net invested capital, the advisor is entitled to receive 15.0% of our net cash flows, whether from continuing operations, net sale proceeds or otherwise. Net sales proceeds means the net cash proceeds realized by us after deduction of all expenses incurred in connection with a sale, including disposition fees paid to the advisor. The 7.0% per year cumulative, noncompounded return on net invested capital is calculated on a daily basis. In making this calculation, the net invested capital is reduced to the extent distributions in excess of a cumulative, noncompounded, annual return of 7.0% are paid (from whatever source), except to the extent such distributions would be required to supplement prior distributions paid in order to achieve a cumulative, noncompounded, annual return of 7.0% (invested capital is only reduced as described in this sentence; it is not reduced simply because a distribution constitutes a return of capital for federal income tax purposes). The 7.0% per year cumulative, noncompounded return is not based on the return provided to any individual stockholder. Accordingly, it is not necessary for each of our stockholders to have received any minimum return in order for our advisor to participate in our net cash flows. In fact, if the advisor is entitled to participate in our net cash flows, the returns of our stockholders will differ, and some may be less than a 7.0% per year cumulative, noncompounded return. This fee is payable only if we are not listed on an exchange.

Alternatively, pursuant to our advisory agreement currently in effect with the advisor, the advisor is due a subordinated incentive listing fee (the “Subordinated Participation Listing Fee”) upon a listing of our common stock on a national securities exchange equal to 15.0% of the amount by which (i) the market value of our outstanding stock plus distributions paid by us (including distributions that may constitute a return of capital for federal income tax purposes) prior to listing exceeds (ii) the sum of our stockholders’ net invested capital, or the amount calculated by multiplying the total number of shares purchased by stockholders by the issue price, reduced by any amounts to repurchase shares pursuant to our share redemption plan, and the amount of cash flow necessary to generate a 7.0% per year cumulative, noncompounded return on such amount. The 7.0% per year cumulative, noncompounded return on net invested capital is calculated on a daily basis. In making this calculation, the net invested capital is reduced to the extent distributions in excess of a cumulative, noncompounded, annual return of 7.0% are paid (from whatever source), except to the extent such distributions would be required to supplement prior distributions paid in order to achieve a cumulative, noncompounded, annual return of 7.0% (invested capital is only reduced as described in this sentence; it is not reduced simply because a distribution constitutes a return of capital for federal income tax purposes). The 7.0% per year cumulative, noncompounded return is not based on the return provided to any individual stockholder. Accordingly, it is not necessary for each of our stockholders to have received any minimum return in order for our advisor to receive the listing fee. In fact, if our advisor is entitled to the listing fee, the returns of our stockholders will differ, and some may be less than a 7.0% per year cumulative, noncompounded return.
Neither the Subordinated Participation in Net Cash Flows nor the Subordinated Participation Listing Fee are currently payable to our advisor, and there is no guarantee that they will ever be payable. Most likely, we would need to list our shares on a national securities exchange or liquidate substantially all of our assets for these fees to be payable, and we would have to have provided the requisite returns for our stockholders at such time as well. Solely for purposes of determining our 2018 Valuation, the advisor calculated the potential liability related to the Subordinated Participation in Net Cash Flows based on a hypothetical liquidation of the assets and liabilities at their estimated fair values, after considering the impact of any potential closing costs and fees related to the disposition of real estate properties. The advisor estimated the fair value of this liability to be $33.8 million or $0.62 per share as of the valuation date, and included the impact of this liability in its calculation of our estimated value per share.
Reasons for Proposing Changes to Incentive Fee Structure. The triggering events for the incentive fee structure currently in effect with our advisor are generally expected to occur, if ever, upon a listing of our shares of stock on a national securities exchange or a significant distribution of cash in connection with a sale of all or a substantial amount of our assets. These triggering events are inconsistent with a perpetual-life NAV REIT that intends to provide liquidity to its stockholders through a share redemption program and/or periodic self-tender offers. Therefore, in order to properly align our advisor’s incentive fee compensation structure with our proposed perpetual-life strategy, we intend to revise the incentive fee structure. Commencing with the launch of our first public offering as a perpetual-life NAV REIT, we intend to implement an annual incentive fee formula that would require us to pay our advisor an incentive fee for any given year if certain performance thresholds were met for that year. With respect to our historical performance period from inception through launch of our first public offering as a perpetual-life NAV REIT, we believe it is appropriate to accelerate the payment of the historical incentive fee so that it does not depend on the currently-existing triggering events. Proposed Acceleration of Payment of Current Incentive Fee. We currently intend to accelerate the payment of incentive compensation to the advisor upon the conversion to an NAV REIT by agreeing to pay our advisor, in connection with our conversion to an NAV REIT, an amount equal to the estimated value of the Subordinated Participation in Net Cash Flows based on a hypothetical liquidation of our assets and liabilities at their then-current estimated values used in our NAV calculation, after considering the impact of any potential closing costs and fees related to the disposition of real estate properties. Following this transaction, the Subordinated Participation in Net Cash Flows and the Subordinated Participation Listing Fee would be terminated with respect to future periods.
We expect this acceleration payment would be made in the form of restricted stock units (“RSUs”) with terms that are still under consideration, but are currently expected to be structured as follows:

•	Each RSU awarded would represent the right to receive one share of our common stock.

•	The RSUs would be awarded on or near the launch of a public offering as an NAV REIT.

•
The number of RSUs awarded would equal the number of our shares of common stock, valued at the then-current NAV per share at the time of the award (i.e., the NAV per share at the time of our conversion to an NAV REIT), with a value equal to the estimated value of the Subordinated Participation in Net Cash Flows based on a hypothetical liquidation of our assets and liabilities at their then-current estimated values used in the NAV calculation, after considering the impact of any potential closing costs and fees related to the disposition of real estate properties. The foregoing would be calculated by our advisor in its good faith and approved by the Special Committee (described below).

•
100% of the RSUs awarded would vest and be paid in shares after two years, provided the advisor is not terminated for “cause” during that time (where “cause” means fraud, criminal conduct if the advisor would have reasonable cause to believe that the conduct was unlawful, willful misconduct, or an uncured material breach of the advisory agreement). Both we and the advisor would have certain rights to accelerate vesting in certain situations, such as change of control of our company.

•
For each RSU awarded, our advisor would have the right to be paid with one share of our common stock, upon vesting, and could elect to receive up to 50% of the payment in cash rather than shares, with the cash payment determined based on the then-current value of our shares. The main reason we would permit the advisor to take a portion in cash is to pay its taxes.

•	Dividend equivalents would accrue on the RSUs. In other words, they would earn dividends as if they were shares of common stock.

•
The shares the advisor receives pursuant to this agreement would not be eligible for redemption under our share redemption program unless the company has satisfied all redemption requests from other stockholders received at that time; this restriction may be lifted in certain situations, such as upon a change of control of our company.

Proposed Incentive Fee Going Forward. In addition, going forward, commencing upon our conversion to an NAV REIT, we currently intend to replace the incentive fees described above with a new annual performance component to our advisory fee. The performance component of the advisory fee is currently expected to be calculated on the basis of the overall investment return provided to stockholders in any calendar year such that the advisor will receive the lesser of (1) 15% of (a) the annual total return amount less (b) any loss carryforward, and (2) the amount equal to (x) the annual total return amount, less (y) any loss carryforward, less (z) the amount needed to achieve an annual total return amount equal to 7% of the NAV per share at the beginning of such year (the “Hurdle Amount”). The foregoing calculations would be calculated on a per share basis and multiplied by the weighted-average number of shares outstanding during the year. Accordingly, if the annual total return amount exceeds the Hurdle Amount plus the amount of any loss carryforward, then the advisor will earn a performance component equal to 100% of such excess until the advisor has received 15% of the annual total return amount that is in excess of the loss carryforward, and thereafter receives 15% of the annual total return amount in excess of that.
The “annual total return amount” referred to above means all distributions paid or accrued per share plus any change in NAV per share since the end of the prior calendar year, adjusted to exclude the negative impact on annual total return resulting from our payment or obligation to pay, or distribute, as applicable, the performance component of the advisory fee as well as ongoing classspecific fees payable to our dealer manager in connection with the sale of new share classes. The “loss carryforward” referred to above will track any negative annual total return amounts from prior years and offset the positive annual total return amount for purposes of the calculation of the performance component of the advisory fee. The loss carryforward will initially be zero. Therefore, payment of the performance component of the advisory fee (1) will be contingent upon the annual total return to stockholders exceeding the 7% return, (2) will vary in amount based on our actual performance and (3) cannot cause the overall return to stockholders for the year to be reduced below 7%.
As a result, the performance component will not be directly tied to the performance of the shares you own, the class of shares you own or the time period during which you own your shares. Because of certain class-specific fees that we intend to apply to the new classes sold in our ongoing public offerings, which will differ among classes, we do not expect the overall return of each class of shares to ever be the same. However, if and when the incentive fee is payable, the expense will be allocated among all holders of shares ratably according to the NAV of their shares, regardless of the different returns achieved by different classes of shares during the year. Further, stockholders who redeem their shares during a given year may redeem their shares at a lower NAV per share as a result of an accrual for the estimated performance component of the advisory fee, even if no performance component is ultimately payable to our advisor at the end of such calendar year. In addition, so long as the weighted-average NAV per share remains above certain threshold levels, our advisor’s ability to earn the incentive fee in any year will not be affected by our performance in prior years, and our advisor will not be obligated to return any portion of advisory fees paid for any year based on our subsequent performance.
Though still under consideration, we expect this new annual performance component would be paid in the form of RSUs with terms similar to those described above, except with 50% of the RSUs vesting and settling after one year and the other 50% vesting and settling after two years.

Proposed Battery Point Restructuring
On October 28, 2016, we, through an indirect wholly owned subsidiary, agreed to invest up to $25,000,000 in Battery Point Trust, LLC (“Battery Point LLC”) through the purchase of Series B Preferred Equity Units (the “Series B Preferred Units”). On May 12, 2017, we and Battery Point LLC agreed to limit our investment to $17,500,000 worth of Series B Preferred Units. We invested the full $17,500,000 in stages. On June 29, 2018, Battery Point LLC was converted into Battery Point Trust, Inc. (“Battery Point”) and our Series B Preferred Units were converted into Series B Preferred Shares (the “Series B Preferred Shares”). The Series B Preferred Shares are entitled to the same rights and protections as were the Series B Preferred Units. The Series B Preferred Shares pay a quarterly dividend of 12% and have an outside maturity date of October 28, 2019. Battery Point may redeem the Series B Preferred Shares at any time, subject to payment to us of an exit fee in the amount of 1.0% of the redemption price. We also have been provided with commitment letters from the current Battery Point owners to serve as a collateral backstop for the Series B Preferred Shares, in the amount of $7,925,000 million.
Battery Point focuses on acquiring, managing and financing single-family residential assets through a lease purchase, or “LEAP,” program, as well as through related purchase finance programs offered to its LEAP customers and other homebuyers. Battery Point has several affiliated service entities that provide advisory, servicing and property management services to Battery Point in a typical “externally managed REIT” manner via a series of subsidiaries generally named “DayMark.”
We are currently considering entering into a proposed transaction to restructure our investment in Battery Point. Because the transaction has not yet been entered into, the description below is only our current expectation and it is subject to change. The proposed restructuring would involve Pacific Oak Capital Group, a real estate asset management company formed in 2018, and its family of companies (collectively, “Pacific Oak”). Pacific Oak is a group of companies founded and owned by Keith D. Hall, our Chief Executive Officer and a director, and Peter McMillan III, our President and Chairman of the Board of Directors.
In the proposed restructuring, Pacific Oak would acquire all the common equity interests in Battery Point Holdings, LLC (“Battery Point Holdings”). Battery Point Holdings owns (a) the common stock in Battery Point, (b) all the service entities under DayMark, and (c) 40% of additional DayMark entities that purchase, renovate, lease and sell single-family residential homes to Battery Point (these activities are not REIT-rule friendly, and thus held outside Battery Point until the properties are stabilized and leased). As owner of Battery Point Holdings, Pacific Oak will be responsible for funding the ongoing operations of Battery Point Holdings and its subsidiaries. The current owners of the Battery Point service entities would also capitalize Battery Point Holdings with $2,425,000 for working capital to fund the ongoing operations of Battery Point Holdings and its subsidiaries. We currently expect that affiliated DayMark service entities will be paid annual asset management fees equal to 1.25% of the gross asset value of Battery Point, annual property management fees equal to 8% of tenants’ rents received by Battery Point, and acquisition fees of 1% of the gross purchase price of properties acquired. The affiliated DayMark service entities will also receive fees from tenants upon execution of leases and a 1% commission from sellers of properties into the program, if it acts as the broker for the seller.
Also, in the proposed restructuring, our Series B Preferred Shares would be redeemed by Battery Point, in exchange for $7,750,000 in cash and $5,250,000 in new Series A-3 Preferred Shares (the “Series A-3 Preferred Shares”). We expect to own approximately 50% of the outstanding Series A-3 Preferred Shares. The proposed Series A-3 Preferred Shares would entitle us to a monthly dividend based on an annual rate of 7.5% commencing on April 15, 2019, subject to available cash. The annual dividend rate increases to 10% for any Series A-3 Preferred Shares not redeemed by February 28, 2020 and to 11% for any Series A-3 Preferred Shares not redeemed by February 28, 2021. The Series A-3 Preferred Shares are redeemable at any time by Battery Point and holders of Series A-3 Preferred Shares may elect to redeem their Shares beginning on February 28, 2021, subject to available cash. There are no commitment letters to serve as a collateral backstop for the Series A-3 Preferred Shares. Battery Point as issuer of the Series A-3 Preferred Shares will have the obligation to use 20% of the net proceeds of any and all future equity capital raising to redeem the Series A-3 Preferred Shares.
Conflicts Committee Determination
The conflicts committee has examined the fairness of the transactions described above, and has determined that all such transactions are fair and reasonable to us.  The conflicts committee has also determined that the policies set forth in this Report of the Conflicts Committee are in the best interests of our stockholders because they provide us with the highest likelihood of achieving our investment objectives.

March 8, 2019	The Conflicts Committee of the Board of Directors:
Eric J. Smith (Chairman), William M. Petak and Kenneth G. Yee

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Independent Registered Public Accounting Firm
During the year ended December 31, 2018, Ernst & Young LLP served as our independent registered public accounting firm and provided certain tax and other services. Ernst & Young has served as our independent registered public accounting firm since our formation.
Pre-Approval Policies
In order to ensure that the provision of such services does not impair the independent registered public accounting firms independence, the audit committee charter imposes a duty on the audit committee to pre-approve all auditing services performed for us by our independent registered public accounting firm, as well as all permitted non-audit services. In determining whether or not to pre-approve services, the audit committee considers whether the service is a permissible service under the rules and regulations promulgated by the SEC. The audit committee may, in its discretion, delegate to one or more of its members the authority to pre-approve any audit or non-audit services to be performed by our independent registered public accounting firm, provided any such approval is presented to and approved by the full audit committee at its next scheduled meeting.
For the years ended December 31, 2018 and 2017, all services rendered by Ernst & Young were pre-approved in accordance with the policies and procedures described above.
Principal Independent Registered Public Accounting Firm Fees
The audit committee reviewed the audit and non-audit services performed by Ernst & Young, as well as the fees charged by Ernst & Young for such services. In its review of the non-audit service fees, the audit committee considered whether the provision of such services is compatible with maintaining the independence of Ernst & Young. The aggregate fees billed to us for professional accounting services, including the audit of our annual financial statements by Ernst & Young for the years ended December 31, 2018 and 2017, are set forth in the table below.

	2018	2017
Audit Fees	$634,000	$637,000
Audit-related fees	497,000	390,000
Tax fees	311,000	459,000
All other fees	2,000	1,000
Total	$1,444,000	$1,487,000
For purposes of the preceding table, Ernst & Young’s professional fees are classified as follows:

•
Audit fees - These are fees for professional services performed for the audit of our annual financial statements and the required review of quarterly financial statements and other procedures performed by Ernst & Young in order for them to be able to form an opinion on our consolidated financial statements. These fees also cover services that are normally provided by independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

•
Audit-related fees - These are fees for assurance and related services that traditionally are performed by independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements, such as due diligence related to acquisitions and disposition, attestation services that are not required by statute or regulation, internal contact reviews and consultation concerning financial accounting and reporting standards.

•
Tax fees - These are fees for all professional services performed by professional staff in our independent registered public accounting firm's tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning and tax advice, including federal, state and local issues. Services may also include assistance with tax audits and appeals before the IRS and similar state and local agencies, as well as federal, state and local tax issues related to due diligence.

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

4.1
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, Commission File No. 333-156633

4.2
Fifth Amended and Restated Dividend Reinvestment Plan, incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2015, filed May 14, 2015

10.1
Underwriting Agreement, dated March 3, 2016, by and among KBS SOR (BVI) Holdings, Ltd and Poalim I.B.I Underwriting and Issuing Ltd. and Leumi Partners Underwriting, incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed March 4, 2016

10.2
Deed of Trust, between KBS SOR (BVI) Holdings, Ltd. and Reznik Paz Nevo Trusts Ltd., incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2016, filed May 11, 2016

10.3
Agreement of Purchase and Sale between Calwest Industrial Properties, LLC and KBS Capital Advisors, LLC, dated April 13, 2016, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2016, filed August 12, 2016

10.4
Assignment and Assumption of Purchase Agreement between KBS Capital Advisors LLC and KBS SOR Westpark Portfolio, LLC, dated April 21, 2016, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2016, filed August 12, 2016

10.5
Purchase and Sale Agreement between Pacific EIH Sacramento LLC and KBS Capital Advisors LLC, dated April 28, 2016, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2016, filed August 12, 2016

10.6
Assignment and Assumption of Purchase Agreement between KBS Capital Advisors LLC and KBS SOR 353 Sacramento Street, LLC, dated May 9, 2016, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2016, filed August 12, 2016

10.7
110 William Street Building Loan Agreement dated as of March 6, 2017, by and between 110 William Property Investors III, LLC and Morgan Stanley Mortgage Capital Holdings LLC, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2017, filed May 12, 2017

10.8
Consolidated, Amended and Restated Senior Loan Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated as of March 6, 2017, by and between 110 William Property Investors III, LLC and Morgan Stanley Mortgage Capital Holdings LLC, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2017, filed May 12, 2017

10.9
Consolidated, Amended and Restated Senior Loan Promissory Note dated March 6, 2017, by and between 110 William Property Investors III, LLC and Morgan Stanley Bank, N.A., incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2017, filed May 12, 2017

Ex.	Description
10.10
Senior Mezzanine Pledge and Security Agreement dated as of March 6, 2017, by and between 110 William Mezz III, LLC and Morgan Stanley Mortgage Capital Holdings LLC, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2017, filed May 12, 2017

10.11
Senior Mezzanine Promissory Note dated March 6, 2017, by and between 110 William Mezz III, LLC and Morgan Stanley Mortgage Capital Holdings LLC, incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2017, filed May 12, 2017

10.12
Junior Mezzanine Pledge and Security Agreement dated as of March 6, 2017, by and between 110 William Junior Mezz III, LLC and Morgan Stanley Mortgage Capital Holdings LLC, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2017, filed May 12, 2017

10.13
Junior Mezzanine Promissory Note dated March 6, 2017, by and between 110 William Junior Mezz III, LLC and Morgan Stanley Mortgage Capital Holdings LLC, incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2017, filed May 12, 2017

10.14
Investment Agreement by and among Migdal Insurance Company Ltd., Migdal-Makefet Pension and Provident Funds Ltd, KBS SOR Properties, LLC, and Willowbrook Asset Management LLC, dated as of July 6, 2017, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2017, filed August 11, 2017

10.15
Letter Agreement by and between the Company and KBS Capital Advisors LLC, dated as of July 6, 2017, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2017, filed August 11, 2017

10.16
Portfolio Purchase Agreement and Sale Agreement with respect to Singapore real estate investment trust, dated October 24, 2017, incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-11/A, Commission File No. 333-214819, filed February 9, 2018

10.17
Underwriting Agreement with respect to Singapore real estate investment trust, dated November 2, 2017, incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-11/A, Commission File No. 333-214819, filed February 9, 2018

10.18
Unit Lending Agreement with respect to Singapore real estate investment trust, dated November 2, 2017, incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-11/A, Commission File No. 333-214819, filed February 9, 2018

10.19
Lock-up Letter from KBS Strategic Opportunity REIT, Inc. with respect to Singapore real estate investment trust, dated November 2, 2017, incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-11/A, Commission File No. 333-214819, filed February 9, 2018

10.20
Lock-up Letter from KBS SOR (BVI) Holdings Ltd. with respect to Singapore real estate investment trust, dated November 2, 2017, incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-11/A, Commission File No. 333-214819, filed February 9, 2018

10.21
Lock-up Letter from KBS Strategic Opportunity Limited Partnership with respect to Singapore real estate investment trust, dated November 2, 2017, incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-11/A, Commission File No. 333-214819, filed February 9, 2018

10.22
Lock-up Letter from KBS SOR Properties LLC with respect to Singapore real estate investment trust, dated November 2, 2017, incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-11/A, Commission File No. 333-214819, filed February 9, 2018

10.23
Sponsor Subscription Agreement for Units in Singapore real estate investment trust, dated October 25, 2017, incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-11/A, Commission File No. 333-214819, filed February 9, 2018

10.24
Purchase and Sale Agreement between DOF II City Tower LLC and KBS Capital Advisors LLC, dated January 17, 2018, incorporated by reference to Exhibit 10.26 to the Company's Registration Statement on Form S-11/A, Commission File No. 333-214819, filed February 9, 2018

10.25
Assignment and Assumption of Purchase Agreement between KBS Capital Advisors LLC and KBS SOR City Tower, LLC, dated February 1, 2018, incorporated by reference to Exhibit 10.27 to the Company's Registration Statement on Form S-11/A, Commission File No. 333-214819, filed February 9, 2018

10.26
Loan Agreement by and among KBS SOR City Tower, LLC, BBVA Compass and the lenders party thereto, dated March 6, 2018, incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2018, filed May, 11, 2018

Ex.	Description
10.27
Deed of Trust, Security Agreement, Fixture Filing and Assignment of Leases and Rents by KBS SOR City Tower, LLC to Ben Hayes Riggs in favor of Compass Bank, dated March 6, 2018, incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2018, filed May, 11, 2018

10.28
Note by KBS SOR City Tower, LLC in favor of Compass Bank, dated March 6, 2018, incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2018, filed May, 11, 2018

10.29
Purchase and Sale Agreement between KBS SOR Westpark Portfolio, LLC and Keppel-KBS Westpark, LLC, dated September 23, 2018, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the nine months ended September 30, 2018, filed November 9, 2018

10.30
Advisory Agreement, by and between the Company and KBS Capital Advisors LLC, dated October 8, 2018, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2018, filed November 9, 2018

21.1	Subsidiaries of the Company

23.1	Consent of Ernst & Young LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Eleventh Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed December 7, 2018

99.3	Consent of Duff & Phelps, LLC

99.4	Consent of Colliers International Valuation of Advisory Services, LLC

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of
KBS Strategic Opportunity REIT, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of KBS Strategic Opportunity REIT, Inc. (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a), Schedule III - Real Estate Assets and Accumulated Depreciation and Amortization (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

Adoption of ASU No. 2016-01

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for real estate equity securities in 2018 due to the adoption of ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.

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

Irvine, California
March 8, 2019

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2018	2017
Assets
Real estate held for investment, net	$649,868	$346,173
Real estate held for sale, net	31,252	186,694
Real estate equity securities	73,876	90,063
Real estate debt securities, net	10,859	17,751
Total real estate and real estate-related investments, net	765,855	640,681
Cash and cash equivalents	152,385	366,512
Restricted cash	10,342	10,670
Investments in unconsolidated joint ventures	44,869	55,577
Rents and other receivables, net	12,292	7,111
Above-market leases, net	3,377	—
Prepaid expenses and other assets	13,123	12,735
Assets related to real estate held for sale, net	2,746	8,288
Total assets	$1,004,989	$1,101,574
Liabilities and equity
Notes and bonds payable, net
Notes and bonds payable related to real estate held for investment, net	632,627	467,872
Notes payable related to real estate held for sale, net	22,845	135,171
Total notes and bonds payable, net	655,472	603,043
Accounts payable and accrued liabilities	19,506	16,686
Due to affiliate	36	26
Distribution payable	—	187,914
Below-market leases, net	5,005	2,582
Liabilities related to real estate held for sale, net	—	261
Other liabilities	21,006	16,966
Redeemable common stock payable	10,000	8,595
Total liabilities	711,025	836,073
Commitments and contingencies (Note 15)
Redeemable common stock	—	4,518
Equity
KBS Strategic Opportunity REIT, Inc. stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 66,822,861 and 52,053,817 shares issued and outstanding as of December 31, 2018 and 2017, respectively	668	521
Additional paid-in capital	547,770	388,800
Accumulated other comprehensive income	—	25,146
Cumulative distributions and net income	(256,984)	(155,454)
Total KBS Strategic Opportunity REIT, Inc. stockholders’ equity	291,454	259,013
Noncontrolling interests	2,510	1,970
Total equity	293,964	260,983
Total liabilities and equity	$1,004,989	$1,101,574
See accompanying notes to consolidated financial statements.

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2018	2017	2016
Revenues:
Rental income	$72,334	$110,690	$106,330
Tenant reimbursements	12,621	21,710	20,762
Other operating income	2,812	4,001	3,387
Interest income from real estate debt securities	2,018	1,782	110
Dividend income from real estate equity securities	6,002	2,531	—
Interest income from real estate loan receivable	—	—	3,655
Total revenues	95,787	140,714	134,244
Expenses:
Operating, maintenance, and management	29,110	42,611	41,906
Real estate taxes and insurance	11,762	17,404	16,887
Asset management fees to affiliate	8,525	10,686	9,628
Real estate acquisition fees to affiliate	—	—	2,964
Real estate acquisition fees and expenses	—	—	543
General and administrative expenses	7,784	5,983	5,761
Foreign currency transaction (gain) loss, net	(10,141)	15,298	2,997
Depreciation and amortization	35,006	53,446	52,051
Interest expense	31,054	37,149	29,249
Other-than-temporary impairment of debt securities	2,500	—	—
Total expenses	115,600	182,577	161,986
Other income (loss):
Income from unconsolidated joint venture	428	2,073	—
Equity in loss of unconsolidated joint ventures	(9,830)	(6,037)	(1,408)
Other interest income	1,884	1,105	44
Loss on real estate equity securities	(19,010)	—	—
Gain on sale of real estate	80,594	255,935	—
Loss on extinguishment of debt	(493)	(478)	—
Total other income (loss), net	53,573	252,598	(1,364)
Net income (loss) before income taxes	33,760	210,735	(29,106)
Income tax provision	(436)	(155)	(20)
Net income (loss)	33,324	210,580	(29,126)
Net loss attributable to noncontrolling interests	222	64	208
Net income (loss) attributable to common stockholders	$33,546	$210,644	$(28,918)
Net income (loss) per common share, basic and diluted	$0.57	$3.77	$(0.50)
Weighted-average number of common shares outstanding, basic and diluted	58,738,732	55,829,708	58,273,335
See accompanying notes to consolidated financial statements.

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended December 31,
	2018	2017	2016
Net income (loss)	$33,324	$210,580	$(29,126)
Other comprehensive income:
Unrealized gain on real estate securities	—	25,146	—
Total other comprehensive income	—	25,146	—
Total comprehensive income (loss)	33,324	235,726	(29,126)
Total comprehensive loss attributable to noncontrolling interests	222	64	208
Total comprehensive income (loss) attributable to common stockholders	$33,546	$235,790	$(28,918)
See accompanying notes to consolidated financial statements.

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands)

			Additional Paid-in Capital	Cumulative Distributions and Net Income	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Common Stock
	Shares	Amounts
Balance, December 31, 2015	58,696,115	$587	$504,303	$(111,527)	$—	$393,363	$15,427	$408,790
Net loss	—	—	—	(28,918)	—	(28,918)	(208)	(29,126)
Issuance of common stock	938,662	9	12,607	—	—	12,616	—	12,616
Transfers from redeemable common stock	—	—	957	—	—	957	—	957
Redemptions of common stock	(2,859,010)	(28)	(38,545)	—	—	(38,573)	—	(38,573)
Distributions declared	—	—	—	(21,844)	—	(21,844)	—	(21,844)
Acquisitions of noncontrolling interests	—	—	(23,942)	—	—	(23,942)	(14,044)	(37,986)
Other offering costs	—	—	(7)	—	—	(7)	—	(7)
Noncontrolling interests contributions	—	—	—	—	—	—	803	803
Distributions to noncontrolling interests	—	—	—	—	—	—	(80)	(80)
Balance, December 31, 2016	56,775,767	$568	$455,373	$(162,289)	$—	$293,652	$1,898	$295,550
Net income (loss)	—	—	—	210,644	—	210,644	(64)	210,580
Other comprehensive income	—	—	—	—	25,146	25,146	—	25,146
Issuance of common stock	585,192	6	8,660	—	—	8,666	—	8,666
Transfers to redeemable common stock	—	—	(498)	—	—	(498)	—	(498)
Redemptions of common stock	(5,307,142)	(53)	(74,727)	—	—	(74,780)	—	(74,780)
Distributions declared	—	—	—	(203,809)	—	(203,809)	—	(203,809)
Other offering costs	—	—	(8)	—	—	(8)	—	(8)
Noncontrolling interests contributions	—	—	—	—	—	—	158	158
Distributions to noncontrolling interests	—	—	—	—	—	—	(22)	(22)
Balance, December 31, 2017	52,053,817	$521	$388,800	$(155,454)	$25,146	$259,013	$1,970	$260,983
Cumulative effect adjustments to retained earnings	—	—	—	27,618	(25,146)	2,472	—	2,472
Net income (loss)	—	—	—	33,546	—	33,546	(222)	33,324
Issuance of common stock	123,264	1	1,417	—	—	1,418	—	1,418
Stock distribution issued	25,976,746	259	277,951	—	—	278,210	—	278,210
Transfers from redeemable common stock	—	—	3,113	—	—	3,113	—	3,113
Redemptions of common stock	(11,330,966)	(113)	(123,500)	—	—	(123,613)	—	(123,613)
Distributions declared	—	—	—	(162,694)	—	(162,694)	—	(162,694)
Other offering costs	—	—	(11)	—	—	(11)	—	(11)
Noncontrolling interests contributions	—	—	—	—	—	—	762	762
Balance, December 31, 2018	66,822,861	$668	$547,770	$(256,984)	$—	$291,454	$2,510	$293,964
See accompanying notes to consolidated financial statements.

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2018	2017	2016
Cash Flows from Operating Activities:
Net income (loss)	$33,324	$210,580	$(29,126)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss due to property damages	964	668	1,938
Equity in loss of unconsolidated joint ventures	9,830	6,037	1,408
Depreciation and amortization	35,006	53,446	52,051
Other-than-temporary impairment of debt securities	2,500	—	—
Loss on real estate equity securities	19,010	—	—
Gain on sale of real estate	(80,594)	(255,935)	—
Loss on extinguishment of debt	493	478	—
Unrealized loss on interest rate caps	142	105	3
Deferred rent	(4,736)	(2,416)	(3,084)
Bad debt expense	161	724	875
Amortization of above- and below-market leases, net	(1,152)	(2,575)	(2,330)
Amortization of deferred financing costs	3,640	4,363	4,289
Interest accretion on real estate debt securities	(108)	(565)	(47)
Net amortization of discount and (premium) on bond and notes payable	61	49	38
Foreign currency transaction (gain) loss, net	(10,141)	15,298	2,997
Changes in assets and liabilities:
Rents and other receivables	(1,801)	(1,810)	(2,128)
Prepaid expenses and other assets	(7,375)	(5,995)	(8,498)
Accounts payable and accrued liabilities	3,387	(4,270)	5,809
Due to affiliates	10	(29)	(4)
Other liabilities	(478)	(4,721)	2,465
Net cash provided by operating activities	2,143	13,432	26,656
Cash Flows from Investing Activities:
Acquisitions of real estate	(312,348)	(165,465)	(293,831)
Improvements to real estate	(32,172)	(41,224)	(30,581)
Proceeds from sales of real estate, net	250,576	872,091	—
Reimbursement of construction costs	1,636	—	—
Escrow deposits for future real estate purchases	—	—	(2,000)
Principal proceeds from assignment of real estate loan receivable	—	—	27,850
Insurance proceeds received for property damages	—	744	2,453
Purchase of interest rate caps	(163)	(107)	(15)
Purchase of foreign currency option	—	(3,434)	—
Proceeds from termination of foreign currency collars	—	6,557	—
Contributions to unconsolidated joint venture	(1,320)	—	(2,820)
Distribution of capital from unconsolidated joint venture	2,198	59,800	—
Investment in real estate equity securities	(30,609)	(43,308)	—
Proceeds from the sale of real estate equity securities	27,786	—	—
Investment in real estate debt securities, net	—	(12,514)	(4,625)
Proceeds from principal repayment on real estate debt securities	4,500	—	—
Proceeds for future development obligations	2,113	1,367	—
Funding of development obligations	(1,258)	(1,184)	(2,926)
Net cash (used in) provided by investing activities	(89,061)	673,323	(306,495)
Cash Flows from Financing Activities:
Proceeds from notes and bonds payable	223,425	187,204	564,336
Principal payments on notes and bonds payable	(152,516)	(477,089)	(154,802)
Payments of deferred financing costs	(3,391)	(2,396)	(12,377)
Payments to redeem common stock	(123,613)	(74,780)	(38,573)
Payment of prepaid other offering costs	(562)	(480)	(865)
Distributions paid	(70,980)	(7,229)	(9,228)
Noncontrolling interests contributions	762	158	803
Distributions to noncontrolling interests	—	(22)	(80)
Acquisitions of noncontrolling interests	—	—	(37,986)
Other financing proceeds, net	—	—	647
Net cash (used in) provided by financing activities	(126,875)	(374,634)	311,875
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(662)	611	3,549
Net (decrease) increase in cash, cash equivalents and restricted cash	(214,455)	312,732	35,585
Cash, cash equivalents and restricted cash, beginning of period	377,182	64,450	28,865
Cash, cash equivalents and restricted cash, end of period	$162,727	$377,182	$64,450
See accompanying notes to consolidated financial statements.

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

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
The Company sold 56,584,976 shares of common stock in its primary offering for gross offering proceeds of $561.7 million. As of December 31, 2018, the Company had sold 6,743,625 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $75.5 million. Also, as of December 31, 2018, the Company had redeemed 22,778,730 shares for $275.4 million. As of December 31, 2018, the Company had issued 25,976,746 shares of common stock in connection with special dividends. Additionally, on December 29, 2011 and October 23, 2012, the Company issued 220,994 shares and 55,249 shares of common stock, respectively, for $2.0 million and $0.5 million, respectively, in private transactions exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933.
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
As of December 31, 2018, the Company consolidated six office properties, one office portfolio consisting of four office buildings and 14 acres of undeveloped land, one retail property, two apartment properties (of which one apartment property was held for sale) and three investments in undeveloped land with approximately 1,000 developable acres and owned three investments in unconsolidated joint ventures, an investment in real estate debt securities and three investments in real estate equity securities.

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2018

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
Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of the prior period. During the year ended December 31, 2018, the Company disposed of one office building and one office/flex/industrial portfolio consisting of 21 buildings and classified one apartment property as held for sale. As a result, certain assets and liabilities were reclassified to held for sale on the consolidated balance sheets for all periods presented.
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
December 31, 2018

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
Based on the Company’s evaluation of contracts within the scope of ASU No. 2014-09, revenue that is impacted by ASU No. 2014-09 includes revenue generated by sales of real estate, other operating income and tenant reimbursements for substantial services earned at the Company’s properties. The recognition of such revenue will occur when the services are provided and the performance obligations are satisfied. For the year ended December 31, 2018, tenant reimbursements for substantial services accounted for under ASU No. 2014-09 was $1.9 million, which was included in tenant reimbursements on the accompanying statements of operations.
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
As of January 1, 2018 and December 31, 2018, the Company had recorded contract liabilities of $1.7 million and $3.1 million, respectively, related to deferred proceeds received from the buyers of the Park Highlands land sales and another developer for the value of land that was contributed to a master association that is consolidated by the Company, which was included in other liabilities on the accompanying consolidated balance sheets.
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
December 31, 2018

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
Real Estate
Depreciation and Amortization
Real estate costs related to the acquisition and improvement of properties are capitalized and depreciated over the expected useful life of the asset on a straight-line basis. Repair and maintenance costs are charged to expense as incurred and significant replacements and betterments are capitalized. Repair and maintenance costs include all costs that do not extend the useful life of the real estate asset. The Company considers the period of future benefit of an asset to determine its appropriate useful life. Expenditures for tenant improvements are capitalized and amortized over the shorter of the tenant’s lease term or expected useful life. The Company anticipates the estimated useful lives of its assets by class to be generally as follows:

Land	N/A
Buildings	25-40 years
Building improvements	10-40 years
Tenant improvements	Shorter of lease term or expected useful life
Tenant origination and absorption costs	Remaining term of related leases, including below-market renewal periods

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2018

Real Estate Acquisition Valuation
As a result of the Company’s adoption of ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, acquisitions of real estate beginning January 1, 2017 could qualify as asset acquisitions (as opposed to business combinations). The Company records the acquisition of income-producing real estate or real estate that will be used for the production of income as a business combination or an asset acquisition. If substantially all of the fair value of the gross assets acquired are concentrated in a single identifiable asset or group of similar identifiable assets, then the set is not a business.  For purposes of this test, land and buildings can be combined along with the intangible assets for any in-place leases and accordingly, most acquisitions of investment properties would not meet the definition of a business and would be accounted for as an asset acquisition.  To be considered a business, a set must include an input and a substantive process that together significantly contributes to the ability to create an output. All assets acquired and liabilities assumed in a business combination are measured at their acquisition-date fair values. For asset acquisitions, the cost of the acquisition is allocated to individual assets and liabilities on a relative fair value basis. Acquisition costs associated with business combinations are expensed as incurred. Acquisition costs associated with asset acquisitions are capitalized.
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
Direct investments in undeveloped land or properties without leases in place at the time of acquisition are accounted for as an asset acquisition.  Acquisition fees and expenses are capitalized into the cost basis of an asset acquisition. Additionally, during the time in which the Company is incurring costs necessary to bring these investments to their intended use, certain costs such as legal fees, real estate taxes and insurance and financing costs are also capitalized.

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2018

Impairment of Real Estate and Related Intangible Assets and Liabilities
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets and liabilities may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, the Company assesses the recoverability by estimating whether the Company will recover the carrying value of the real estate and related intangible assets and liabilities through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities. The Company did not record any impairment losses on its real estate and related intangible assets and liabilities during the years ended December 31, 2018, 2017 and 2016.
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
Real Estate Held for Sale and Discontinued Operations
The Company generally considers real estate to be “held for sale” when the following criteria are met: (i) management commits to a plan to sell the property, (ii) the property is available for sale immediately, (iii) the property is actively being marketed for sale at a price that is reasonable in relation to its current fair value, (iv) the sale of the property within one year is considered probable and (v) significant changes to the plan to sell are not expected. Real estate that is held for sale and its related assets are classified as “real estate held for sale” and “assets related to real estate held for sale,” respectively, for all periods presented in the accompanying consolidated financial statements. Notes payable and other liabilities related to real estate held for sale are classified as “notes payable related to real estate held for sale” and “liabilities related to real estate held for sale,” respectively, for all periods presented in the accompanying consolidated financial statements. Real estate classified as held for sale is no longer depreciated and is reported at the lower of its carrying value or its estimated fair value less estimated costs to sell. Operating results and related gains on sale of properties that were disposed of or classified as held for sale in the ordinary course of business are included in continuing operations on the Company’s consolidated statements of operations.
Real Estate Loans Receivable and Loan Loss Reserves
The Company’s real estate loans receivable are recorded at amortized cost, net of loan loss reserves (if any), and evaluated for impairment at each balance sheet date. The amortized cost of a real estate loan receivable is the outstanding unpaid principal balance, net of unamortized acquisition premiums or discounts and unamortized costs and fees directly associated with the origination or acquisition of the loan. The amount of impairment, if any, will be measured by comparing the amortized cost of the loan to the present value of the expected cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent and collection of principal and interest is not assured. If a loan is deemed to be impaired, the Company will record a loan loss reserve and a provision for loan losses to recognize impairment. As of December 31, 2018 and 2017, the Company did not own any real estate loans receivable and the Company did not record any impairment losses related to its real estate loans receivable during the year ended December 31, 2016.

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2018

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
Real Estate Debt Securities
The Company classifies its investment in real estate debt securities as held to maturity as the Company has the intent and ability to hold this investment until maturity. The Company’s real estate debt securities are recorded at amortized cost, net of other-than-temporary impairment (if any), and evaluated for other-than-temporary impairment at each balance sheet date.  The amortized cost of a real estate debt security is the outstanding unpaid principal balance, net of unamortized acquisition premiums or discounts and unamortized costs and fees directly associated with the origination or acquisition of the real estate debt security.  The amount of other-than-temporary impairment, if any, will be measured by comparing the amortized cost of the real estate debt security to the present value of the expected cash flows discounted at the real estate debt security’s effective interest rate, the real estate debt security’s observable market price, or the fair value of the collateral if the real estate debt security is collateral dependent and collection of principal and interest is not assured.  If a real estate debt security is deemed to be other-than-temporarily impaired, the Company will record an other-than-temporary impairment on the consolidated statements of operations.  During the year ended December 31, 2018, the Company recorded an other-than-temporary impairment loss of $2.5 million related to its investment in real estate debt securities. See note 6, “Real Estate Debt Securities” for a further discussion on the other-than-temporary impairment loss recorded by the Company. The Company did not record any other-than-temporary impairment losses related to its real estate debt securities during the years ended December 31, 2017 and 2016.
Real Estate Equity Securities
The Company determines the appropriate classification for real estate equity securities at acquisition (on the trade date) and reevaluates such designation as of each balance sheet date. As of December 31, 2018 and 2017, the Company classified its investments in real estate equity securities as available-for-sale as the Company intends to hold the securities for the purpose of collecting dividend income and for longer term price appreciation. These investments are carried at their estimated fair value based on quoted market prices for the security, net of any discounts for restrictions on the sale of the security. Any discount for lack of marketability is estimated using an option pricing model. Transaction costs that are directly attributable to the acquisition of real estate equity securities are capitalized to its cost basis.
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
December 31, 2018

Investments in Unconsolidated Joint Ventures
Equity Method
The Company accounts for investments in unconsolidated joint venture entities in which the Company may exercise significant influence over, but does not control, using the equity method of accounting. Under the equity method, the investment is initially recorded at cost and subsequently adjusted to reflect additional contributions or distributions and the Company’s proportionate share of equity in the joint venture’s income (loss). The Company recognizes its proportionate share of the ongoing income or loss of the unconsolidated joint venture as equity in income (loss) of unconsolidated joint venture on the consolidated statements of operations. On a quarterly basis, the Company evaluates its investment in an unconsolidated joint venture for other-than-temporary impairments. The Company did not record any impairment losses related to its unconsolidated real estate joint ventures accounted for under the equity method during the years ended December 31, 2018, 2017 and 2016.
Equity Investment Without Readily Determinable Value
Prior to the adoption of ASU No. 2016-01 on January 1, 2018, the Company accounted for investments in unconsolidated joint venture entities in which the Company did not have the ability to exercise significant influence and had virtually no influence over partnership operating and financial policies using the cost method of accounting.  Under the cost method, income distributions from the partnership were recognized in other income.  Distributions that exceed the Company’s share of earnings were applied to reduce the carrying value of the Company’s investment and any capital contributions increased the carrying value of the Company’s investment.  On a quarterly basis, the Company evaluated its cost method investment in an unconsolidated joint venture for other-than-temporary impairments.  The fair value of a cost method investment was not estimated if there were no identified events or changes in circumstances that indicated a significant adverse effect on the fair value of the investment. The Company did not record any impairment losses related to its unconsolidated real estate joint ventures accounted for under the cost method during the years ended December 31, 2017 and 2016.
In accordance with ASU No. 2016-01, the Company may elect to measure an equity investment without a readily determinable value that does not qualify for the practical expedient to estimate fair value using the net asset value per share, at its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.  The Company elected to measure its investment in the NIP Joint Venture (defined in Note 12) in accordance with the above guidance, applying it prospectively, and as of January 1, 2018 and December 31, 2018, recorded its investment in the NIP Joint Venture at a cost basis of $3.7 million and $1.5 million, respectively. As of December 31, 2018, the Company did not identify any indicators of impairment related to its investment in the NIP Joint Venture. Distributions of income from the NIP Joint Venture are recognized in other income. Distributions that exceed the Company’s share of earnings are applied to reduce the carrying value of the Company’s investment and any capital contributions would increase the carrying value of the Company’s investment.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Cash and cash equivalents are stated at cost, which approximates fair value. There were no restrictions on the use of the Company’s cash and cash equivalents as of December 31, 2018 and 2017.
The Company’s cash and cash equivalents balance exceeded federally insurable limits as of December 31, 2018. The Company monitors the cash balances in its operating accounts and adjusts the cash balances as appropriate; however, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.
Restricted Cash
Restricted cash is comprised of lender impound reserve accounts on the Company’s borrowings for security deposits, property taxes, insurance, debt service obligations and capital improvements and replacements.

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2018

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
The Company would classify items as Level 3 in instances where the market for a financial instrument is not active, regardless of the availability of a nonbinding quoted market price, observable inputs might not be relevant and could require the Company to make a significant adjustment to derive a fair value measurement. Additionally, in an inactive market, a market price quoted from an independent third party may rely more on models with inputs based on information available only to that independent third party. When the Company determines that the market for a financial instrument owned by the Company is illiquid or when market transactions for similar instruments do not appear orderly, the Company uses several valuation sources (including internal valuations, discounted cash flow analysis and quoted market prices) and establishes a fair value by assigning weights to the various valuation sources. Additionally, when determining the fair value of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available, the Company measures fair value using (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities when traded as assets or (ii) another valuation technique that is consistent with the principles of fair value measurement, such as the income approach or the market approach.
Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. In this regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, may not be realized in an immediate settlement of the instrument.

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2018

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
On December 7, 2017, the Company’s board of directors approved an estimated value per share of the Company’s common stock of $11.50 (unaudited) based on the estimated value of the Company’s assets less the estimated value of the Company’s liabilities, or net asset value, divided by the number of shares outstanding as of September 30, 2017, after giving effect to the December 7, 2017 declaration of a special dividend of $3.61 per share on the outstanding shares of the Company’s common stock to the stockholders of record as of the close of business on December 7, 2017 and the results of a self-tender. Commencing December 23, 2017, the purchase price per share under the DRP was $11.50. The Company’s board of directors has determined that any portion of the special dividend that was paid in cash in January 2018 would not be used to purchase additional shares under the dividend reinvestment plan. No selling commissions or dealer manager fees will be paid on shares sold under the DRP.
On November 12, 2018, the Company’s board of directors approved an estimated value per share of the Company’s common stock of $9.91 (unaudited) based on the estimated value of the Company’s assets less the estimated value of the Company’s liabilities, or net asset value, divided by the number of shares outstanding as of September 30, 2018, after giving effect to the November 12, 2018 declaration of a special dividend of $2.95 per share on the outstanding shares of the Company’s common stock to the stockholders of record as of the close of business on November 12, 2018. Commencing November 25, 2018, the purchase price per share under the DRP was $9.91. The Company’s board of directors has determined that any portion of the special dividend that was paid in cash in December 2018 would not be used to purchase additional shares under the dividend reinvestment plan. No selling commissions or dealer manager fees will be paid on shares sold under the DRP.

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2018

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

During 2019:

•	The Company may redeem no more than $2.0 million of shares in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence.”

•
The Company may redeem no more than $2.0 million of shares per fiscal quarter, excluding shares redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence.” To the extent any of such capacity is unused in a fiscal quarter, it will be carried over to the next fiscal quarter for redemption of shares excluding shares redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence.”  In addition, to the extent extra capacity from the bullet above is available with respect to redemptions in the last month of 2019, such capacity will be made available for redemption of shares other than in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence.”

After 2019:

•
During any calendar year, the Company may redeem only the number of shares that the Company can purchase with the amount of net proceeds from the sale of shares under the its dividend reinvestment plan during the prior calendar year; provided, however, that this limit may be increased or decreased by us upon ten business days’ notice to the Company’s stockholders. To the extent that the Company redeems less than the number of shares that the Company can purchase in any calendar year with the amount of net proceeds from the sale of shares under the Company’s dividend reinvestment plan during the prior calendar year plus any additional funds approved by the Company, such excess capacity to redeem shares during any calendar year shall be added to the Company’s capacity to otherwise redeem shares during the subsequent calendar year. Furthermore, during any calendar year, once the Company has received requests for redemptions, whether in connection with a stockholder’s death, “qualifying disability or “determination of incompetence”, or otherwise, that if honored, and when combined with all prior redemptions made during the calendar year, would result in the amount of remaining funds available for the redemption of additional shares in such calendar year being $1.0 million or less, the last $1.0 million of available funds shall be reserved exclusively for shares being redeemed in connection with a stockholder’s death, “qualifying disability or “determination of incompetence.” To the extent that, in the last month of any calendar year, the amount of redemption requests in connection with a stockholder’s death, “qualifying disability or “determination of incompetence” is less than the amount of available funds reserved for such redemptions in accordance with the previous sentence, any excess funds may be used to redeem shares not in connection with a stockholder’s death, “qualifying disability or “determination of incompetence” during such month.

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2018

•
The Company may not redeem more than $3.0 million of shares in a given quarter (excluding shares redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence”). To the extent that, in a given fiscal quarter, the Company redeems less than the sum of (a) $3.0 million of shares (excluding shares redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence”) and (b) any excess capacity carried over to such fiscal quarter from a prior fiscal quarter as described below, any remaining excess capacity to redeem shares in such fiscal quarter will be added to our capacity to otherwise redeem shares (excluding shares redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence”) during succeeding fiscal quarter. The Company may increase or decrease this limit upon ten business days’ notice to stockholders.

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
In anticipation of a self-tender offer in order to make liquidity available to stockholders in excess of that permitted under the share redemption program, on March 14, 2018, the Company’s board of directors approved a temporary suspension of the share redemption program starting with the March 2018 redemption period, including any unsatisfied requests from prior redemption periods. In connection with its approval of the Self-Tender (defined below), the Company’s board of directors approved the reopening of the share redemption program for the June 2018 redemption period, meaning no redemptions were made in March, April or May 2018 (including those requested following a stockholder’s death, qualifying disability or determination of incompetence). The Company cancelled all outstanding redemption requests under the share redemption program and did not accept any redemption requests under the share redemption program during the term of the Self-Tender.
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

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2018

The Company limits the dollar value of shares that may be redeemed under the program as described above. During the year ended December 31, 2018, the Company had redeemed $19.1 million of common stock, of which $4.4 million relates to delayed December 2017 redemptions, under the share redemption program. The Company processed all redemption requests received in good order and eligible for redemption through the December 2018 redemption date, except for 2,199,077 shares totaling $20.7 million due to the limitations described above. The Company recorded $10.0 million and $8.6 million of redeemable common stock payable on the Company’s balance sheet as of December 31, 2018 and 2017, respectively, related to unfulfilled redemption requests received in good order under the share redemption program. Based on the eleventh amended and restated share redemption program, the Company has $10.0 million available for redemptions during 2019, including shares that are redeemed in connection with a stockholders’ death, “qualifying disability” or “determination of incompetence,” subject to the limitations described above.
In addition to the redemptions under the program described above, during the year ended December 31, 2018, the Company repurchased an additional 33,163 shares of common stock at $10.93 per share for an aggregate price of $0.4 million.
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
The Company records all related party fees as incurred, subject to any limitations described in the Advisory Agreement. The Company had not incurred any subordinated participation in net cash flows or subordinated incentive listing fees payable to the Advisor through December 31, 2018.
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
December 31, 2018

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
The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and for net operating loss, capital loss and tax credit carryforwards. The deferred tax assets and liabilities are measured using the enacted income tax rates in effect for the year in which those temporary differences are expected to be realized or settled. The effect on the deferred tax assets and liabilities from a change in tax rates is recognized in earnings in the period when the new rate is enacted. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of all available evidence, including the future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies. Valuation allowances are provided if, based upon the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
The Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. Neither the Company nor its subsidiaries have been assessed interest or penalties by any major tax jurisdictions. The Company’s evaluations were performed for all open tax years through December 31, 2018. As of December 31, 2018, returns for the calendar year 2014 through 2017 remain subject to examination by major tax jurisdictions.

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2018

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
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the years ended December 31, 2018, 2017 and 2016.
Distributions declared per share were $3.00, $3.89 and $0.38 during the years ended December 31, 2018, 2017 and 2016, respectively.
Square Footage, Occupancy and Other Measures
Square footage, occupancy, number of tenants and other measures including annualized base rents and annualized base rents per square foot used to describe real estate and real-estate related investments included in these Notes to Consolidated Financial Statements are presented on an unaudited basis.
Recently Issued Accounting Standards Updates
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU No. 2016-02”). The amendments in ASU No. 2016-02 change the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU No. 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of ASU No. 2016-02 as of its issuance is permitted. ASU No. 2016-02 requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. Upon its adoption of ASU No. 2016-02 on January 1, 2019, the Company adopted the package of practical expedients for all leases that commenced before the effective date of January 1, 2019. Accordingly, the Company 1) did not reassess whether any expired or existing contracts are or contain leases, 2) did not reassess the lease classification for any expired or existing lease, and 3) did not reassess initial direct costs for any existing leases. The Company did not elect the practical expedient related to using hindsight to reevaluate the lease term. In addition, the Company adopted the practical expedient for land easements and did not assess whether existing or expired land easements that were not previously accounted for as leases under the current lease accounting standards of Topic 840 are or contain a lease under Topic 842.

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2018

In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), Targeted Improvements (“ASU No. 2018-11”), which provides lessors with a practical expedient, by class of underlying asset, to not separate nonlease components from the associated lease component and, instead to account for those components as a single component if the nonlease components otherwise would be accounted for under the new revenue recognition standard (Topic 606) and if certain conditions are met. Upon its adoption of the lease accounting standard under Topic 842, the Company adopted this practical expedient, specifically related to its tenant reimbursements for common area maintenance which would otherwise be accounted for under the revenue recognition standard. The Company believes the two conditions have been met for tenant reimbursements for common area maintenance as 1) the timing and pattern of transfer of the nonlease components and associated lease components are the same and 2) the lease component would be classified as an operating lease. Accordingly, tenant reimbursements for common area maintenance will be accounted for as rental income on the Company’s statement of operations beginning January 1, 2019. In addition, ASU No. 2018-11, provides an additional optional transition method to allow entities to apply the new lease accounting standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings. An entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new lease accounting standard will continue to be reported under the current lease accounting standards of Topic 840. The Company adopted this transition method upon its adoption of the lease accounting standard of Topic 842, which did not result in a cumulative effect adjustment to the opening balance of retained earnings on January 1, 2019.
In December 2018, the FASB issued ASU No. 2018-20, Leases (Topic 842), Narrow-Scope Improvements for Lessors (“ASU No. 2018-20”), which permits lessors, as an accounting policy election, to not evaluate whether certain sales taxes and other similar taxes are lessor costs or lessee costs and instead to account for these costs as if they were lessee costs. In addition, ASU No. 2018-20 requires lessors to 1) exclude lessor costs paid directly by lessees to third parties on the lessor’s behalf from variable payments and 2) include lessor costs that are reimbursed by the lessee in the measurement of variable lease revenue and the associated expense. The amendments also clarify that lessors are required to allocate the variable payments to the lease and non-lease components and follow the recognition guidance in Topic 842 for the lease component and other applicable guidance, such as ASC 606, for the non-lease component. The Company made the accounting policy election related to sales taxes upon adoption of the lease accounting standard of Topic 842 on January 1, 2019.
The Company created an inventory of its leases where the Company may be a lessee to assess the potential impact to the Company’s financial statements. The adoption of the new lease accounting standard did not have a material impact to the Company’s financial statements on January 1, 2019. Beginning January 1, 2019, the Company, as a lessor, will record legal costs incurred to negotiate an operating lease as an expense, classified as operating, maintenance, and management on the Company’s consolidated statement of operations, as these costs are no longer capitalizable under the definition of initial direct costs under Topic 842. In addition, the Company will account for new leases, including modifications of existing leases, entered into on and after January 1, 2019 under the new lease accounting standard under Topic 842 and follow the related presentation and disclosure requirements for reporting periods subsequent to January 1, 2019.
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

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2018

In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, which clarified that receivables from operating leases are not within the scope of Topic 326 and instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842.
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
As of December 31, 2018, the Company owned six office properties, one office portfolio consisting of four office buildings and 14 acres of undeveloped land and one retail property encompassing, in the aggregate, approximately 3.0 million rentable square feet. As of December 31, 2018, these properties were 74% occupied. In addition, the Company owned one apartment property containing 317 units and encompassing approximately 0.3 million rentable square feet, which was 95% occupied. The Company also owned three investments in undeveloped land with approximately 1,000 developable acres. The following table summarizes the Company’s real estate held for investment as of December 31, 2018 and 2017, respectively (in thousands):

	December 31, 2018	December 31, 2017
Land	$148,880	$110,102
Buildings and improvements	515,705	245,723
Tenant origination and absorption costs	31,584	15,962
Total real estate, cost	696,169	371,787
Accumulated depreciation and amortization	(46,301)	(25,614)
Total real estate, net	$649,868	$346,173

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2018

The following table provides summary information regarding the Company’s real estate held for investment as of December 31, 2018 (in thousands):

Property	Date Acquired or Foreclosed on	City	State	Property Type	Land	Building and Improvements	Tenant Origination and Absorption	Total Real Estate, at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net	Ownership %
Richardson Portfolio:
Palisades Central I	11/23/2011	Richardson	TX	Office	1,037	10,896	—	11,933	(2,796)	9,137	90.0%
Palisades Central II	11/23/2011	Richardson	TX	Office	810	18,370	—	19,180	(4,352)	14,828	90.0%
Greenway I	11/23/2011	Richardson	TX	Office	561	2,136	—	2,697	(745)	1,952	90.0%
Greenway III	11/23/2011	Richardson	TX	Office	702	3,688	114	4,504	(1,209)	3,295	90.0%
Undeveloped Land	11/23/2011	Richardson	TX	Undeveloped Land	3,134	—	—	3,134	—	3,134	90.0%
Total Richardson Portfolio					6,244	35,090	114	41,448	(9,102)	32,346
Park Highlands (1)	12/30/2011	North Las Vegas	NV	Undeveloped Land	30,603	—	—	30,603	—	30,603	100.0% (1)
Burbank Collection	12/12/2012	Burbank	CA	Retail	4,175	12,322	363	16,860	(2,559)	14,301	90.0%
Park Centre	03/28/2013	Austin	TX	Office	3,251	28,038	—	31,289	(4,656)	26,633	100.0%
1180 Raymond	08/20/2013	Newark	NJ	Apartment	8,292	38,606	—	46,898	(6,618)	40,280	100.0%
Park Highlands II (1)	12/10/2013	North Las Vegas	NV	Undeveloped Land	25,834	—	—	25,834	—	25,834	100.0% (1)
Richardson Land II	09/04/2014	Richardson	TX	Undeveloped Land	3,418	—	—	3,418	—	3,418	90.0%
Crown Pointe	02/14/2017	Dunwoody	GA	Office	22,590	65,110	5,342	93,042	(7,653)	85,389	100.0%
125 John Carpenter	09/15/2017	Irving	TX	Office	2,755	76,779	8,749	88,283	(5,690)	82,593	100.0%
Marquette Plaza	03/01/2018	Minneapolis	MN	Office	10,387	74,676	4,271	89,334	(2,902)	86,432	100.0%
City Tower	03/06/2018	Orange	CA	Office	13,930	130,895	7,959	152,784	(5,469)	147,315	100.0%
Eight & Nine Corporate Centre	06/08/2018	Franklin	TN	Office	17,401	54,189	4,786	76,376	(1,652)	74,724	100.0%
					$148,880	$515,705	$31,584	$696,169	$(46,301)	$649,868
_____________________
(1) The Company owns 100% of the common members’ equity of Park Highlands and Park Highlands II. On September 7, 2016, a subsidiary of the Company that owns a portion of Park Highlands and Park Highlands II sold 820 units of 10% Class A non-voting preferred membership units for $0.8 million to accredited investors. The amount of the Class A non-voting preferred membership units raised, net of offering costs, is included in other liabilities on the accompanying consolidated balance sheets.
Operating Leases
Certain of the Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of December 31, 2018, the leases, excluding options to extend and apartment leases, which have terms that are generally one year or less, had remaining terms of up to 13.4 years with a weighted-average remaining term of 4.9 years. Some of the leases have provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from tenants in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash and assumed in real estate acquisitions related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $3.7 million and $4.3 million as of December 31, 2018 and 2017, respectively.

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2018

During the years ended December 31, 2018, 2017 and 2016, the Company recognized deferred rent from tenants of $4.7 million, $2.4 million and $3.1 million, respectively, net of lease incentive amortization. As of December 31, 2018 and 2017, the cumulative deferred rent receivable balance, including unamortized lease incentive receivables, was $9.8 million and $5.0 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $1.3 million and $0.6 million of unamortized lease incentives as of December 31, 2018 and 2017, respectively.
As of December 31, 2018, the future minimum rental income from the Company’s properties, excluding apartment leases, under non-cancelable operating leases was as follows (in thousands):

2019	$52,261
2020	50,946
2021	46,439
2022	40,071
2023	34,839
Thereafter	104,476
$329,032
As of December 31, 2018, the Company’s commercial real estate properties were leased to approximately 250 tenants over a diverse range of industries and geographic areas. The Company’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Health Care and Social Services	16	$6,716	12.1%
Insurance	21	5,997	10.8%
		$12,713	22.9%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2018, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
No other tenant industries accounted for more than 10% of annualized base rent. No material tenant credit issues have been identified at this time.
Geographic Concentration Risk
As of December 31, 2018, the Company’s real estate investments in California and Texas represented 16.1% and 14.4%, respectively, of the Company’s total assets.  As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the California and Texas real estate markets.  Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2018

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
On October 16, 2018, the Company sold approximately 15 developable acres of Park Highlands undeveloped land for an aggregate sales price of $3.5 million, excluding closing costs. The purchaser is not affiliated with the Company or the Advisor. The Company recognized a gain on sale of $2.8 million related to the land sale.

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2018

4.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES
As of December 31, 2018 and 2017, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Cost	$31,584	$15,962	$3,714	$—	$(6,653)	$(3,178)
Accumulated Amortization	(7,421)	(2,833)	(337)	—	1,648	596
Net Amount	$24,163	$13,129	$3,377	$—	$(5,005)	$(2,582)
Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the years ended December 31, 2018, 2017 and 2016 were as follows (in thousands):

	Tenant Origination and Absorption Costs			Above-Market Lease Assets			Below-Market Lease Liabilities
	For the Years Ended December 31,			For the Years Ended December 31,			For the Years Ended December 31,
	2018	2017	2016	2018	2017	2016	2018	2017	2016
Amortization	$(7,895)	$(10,265)	$(10,850)	$(361)	$(283)	$(459)	$1,513	$2,858	$2,789
The remaining unamortized balance for these outstanding intangible assets and liabilities as of December 31, 2018 will be amortized for the years ending December 31 as follows (in thousands):

	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities
2019	$(6,133)	$(404)	$1,315
2020	(5,048)	(314)	1,013
2021	(4,031)	(297)	611
2022	(2,784)	(297)	548
2023	(1,904)	(297)	510
Thereafter	(4,263)	(1,768)	1,008
	$(24,163)	$(3,377)	$5,005
Weighted-Average Remaining Amortization Period	5.5 years	11.1 years	5.6 years
Additionally, as of December 31, 2018 and 2017, the Company had recorded tax abatement intangible assets, net of amortization, on real estate held for investment, which are included in prepaid expenses and other assets in the accompanying balance sheets, of $1.6 million and $2.2 million, respectively. Also, as of December 31, 2018 and 2017, the Company had recorded tax abatement intangible assets, net of amortization, on real estate held for sale, which are included in assets related to real estate held for sale, net in the accompanying balance sheets, of $2.7 million and $3.1 million, respectively. During each of the years ended December 31, 2018, 2017 and 2016, the Company recorded amortization expense of $1.0 million related to tax abatement intangible assets.

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2018

5.	REAL ESTATE EQUITY SECURITIES
As of December 31, 2018, the Company owned three investments in real estate equity securities. The following table sets forth the number of shares owned by the Company and the related carrying value of the shares as of December 31, 2018 and December 31, 2017 (dollars in thousands):

	December 31, 2018		December 31, 2017
Real Estate Equity Security	Number of Shares Owned	Total Carrying Value	Number of Shares Owned	Total Carrying Value
Whitestone REIT	1,781,894	$21,846	3,603,189	$51,922
Keppel-KBS US REIT	56,979,352	34,757	43,999,500	38,141
Franklin Street Properties Corp.	2,772,529	17,273	—	—
	61,533,775	$73,876	47,602,689	$90,063
During the year ended December 31, 2018, the Company purchased 2,772,529 shares of common stock of Franklin Street Properties Corp. (NYSE Ticker: FSP) for an aggregate purchase price of $22.3 million.
During the year ended December 31, 2018, the Company purchased 165,000 shares of common stock of Whitestone REIT (NYSE Ticker: WSR) for an aggregate purchase price of $1.9 million. Also during the year ended December 31, 2018, the Company sold 1,986,295 shares of common stock of Whitestone REIT for an aggregate sale price of $27.8 million.
On November 8, 2017, the Company acquired 43,999,500 shares of common units of Keppel-KBS US REIT (SGX Ticker: CMOU) in connection with the sale of 11 properties to various subsidiaries of Keppel-KBS US REIT (the “SREIT”). The Company agreed not to sell, transfer or assign 21,999,750 units of the SREIT issued to the Company at closing of the transaction until May 8, 2018 and the remaining 21,999,750 units until November 8, 2018 (the “Unit Lockout Periods”). As of December 31, 2017, the Company recorded a lack of marketability discount of $1.7 million as a result of the Unit Lockout Periods. As of December 31, 2018, the Unit Lockout Periods had expired and, accordingly, no discount was recorded.
On November 26, 2018, the Company acquired an additional 12,979,852 common units of the SREIT for $6.5 million in connection with the sale of the Westpark Portfolio to a wholly owned subsidiary of the SREIT. See note 7, “Real Estate Dispositions” for a further discussion on the Company’s sale of the Westpark Portfolio.
The following summarizes the portion of gain and loss for the period related to real estate equity securities held during the year ended December 31, 2018 (in thousands):

Net loss recognized during the period on real estate equity securities	$(19,010)
Less: Net loss recognized during the period on real estate equity securities sold during the period	(837)
Unrealized loss recognized during the reporting period on real estate equity securities still held at December 31, 2018	$(18,173)
During the years ended December 31, 2018 and 2017, the Company recognized $6.0 million and $2.5 million, respectively, of dividend income from real estate equity securities.

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2018

6.	REAL ESTATE DEBT SECURITIES
As of December 31, 2018, the Company owned an investment in real estate debt securities. The Company’s investment in real estate debt securities is classified as held to maturity, as the Company has the intent and ability to hold its investment until maturity, and it is not more likely than not that the Company would be required to sell its investment before recovery of the Company’s amortized cost basis. The information for those real estate debt securities as of December 31, 2018 and 2017 is set forth below (in thousands):

Debt Securities Name	Date Acquired	Debt Securities Type	Outstanding Principal Balance as of December 31, 2018 (1)	Book Value as of December 31, 2018 (2)	Book Value as of December 31, 2017	Contractual Interest Rate (3)	Annualized Effective Interest Rate (3)	Maturity Date
Battery Point Series B Preferred Units	10/28/2016 / 03/30/2017 / 05/12/2017	Series B Preferred Units	$13,000	$10,859	$17,751	12.0%	11.4%	10/28/2019
_____________________
(1) Outstanding principal balance as of December 31, 2018 represents principal balance outstanding under the real estate debt securities. On October 31, 2018, the Company received a partial principal prepayment of the real estate debt securities in the amount of $4.5 million.
(2) Book value of the real estate debt securities represents outstanding principal balance adjusted for unamortized acquisition discounts, origination fees and direct origination and acquisition costs, additional interest accretion and other-than-temporary impairment.
(3) Contractual interest rate is the stated interest rate on the face of the real estate debt securities.  Annualized effective interest rate is calculated as the actual interest income recognized in 2018, using the interest method, annualized (if applicable) and divided by the average amortized cost basis of the investment.  The annualized effective interest rate and contractual interest rate presented are as of December 31, 2018.
The following summarizes the activity related to real estate debt securities for the year ended December 31, 2018 (in thousands):

Real estate debt securities - December 31, 2017	$17,751
Principal repayment	(4,500)
Deferred interest receivable and interest accretion	59
Accretion of commitment fee, net of closing costs	49
Other-than-temporary impairment	(2,500)
Real estate debt securities - December 31, 2018	$10,859
For the years ended December 31, 2018, 2017 and 2016, interest income from real estate debt securities consisted of the following (in thousands):

	For the Years Ended December 31,
	2018	2017	2016
Contractual interest income	$1,910	$1,217	$63
Interest accretion	59	315	30
Accretion of commitment fee, net of closing costs and acquisition fee	49	250	17
Interest income from real estate debt securities	$2,018	$1,782	$110
During the year ended December 31, 2018, the Company recorded an other-than-temporary impairment loss of $2.5 million related to its investment in real estate debt securities as the Company does not believe it is probable that the Company will collect 100% of the contractual cash flows due under the original terms as the issuer under the debt securities is experiencing deteriorating operating performance.  The amount of other-than temporary impairment was measured by comparing the amortized cost of the real estate debt securities to the expected cash flows based on a probability-weighted measure over a range of potential outcomes discounted at a 12% discount rate.

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2018

7.	REAL ESTATE DISPOSITIONS
During the year ended December 31, 2018, the Company disposed of one office building and one office/flex/industrial portfolio consisting of 21 buildings. Additionally, as of December 31, 2018, the Company classified one apartment property as held for sale. During the year ended December 31, 2017, the Company disposed of 12 office properties. During the year ended December 31, 2016, the Company did not dispose of any real estate properties.
On November 30, 2018, the Company, through an indirect wholly owned subsidiary, sold the Westpark Portfolio to Keppel-KBS Westpark, LLC, a wholly owned subsidiary of the SREIT. The sale price, net of closing credits, of the Westpark Portfolio was $166.4 million, before third-party closing costs of approximately $3.2 million and excluding any disposition fees payable to the Company’s external advisor. On November 26, 2018, the SREIT issued an aggregate of 186,236,224 common units of the SREIT as a result of their renounceable and underwritten rights issue. The Company purchased 12,979,852 common units of the SREIT for $6.5 million in connection with this offering, maintaining its 7% ownership interest. The Company recognized a gain on sale of $32.5 million related to the disposition of the Westpark Portfolio.
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
On November 8, 2017, the Company, through 11 wholly owned subsidiaries, sold 11 of its properties (the “Singapore Portfolio”) to various subsidiaries of the SREIT, a newly formed Singapore real estate investment trust that was listed on the Singapore Stock Exchange (the “Singapore Transaction”).  The sale price of the Singapore Portfolio was $804.0 million, before third-party closing costs of approximately $7.7 million and excluding any disposition fees payable to the Advisor. The SREIT paid a portion of the purchase price with approximately 44 million units of the SREIT (SGX Ticker: CMOU) representing 7% of outstanding units of the SREIT. The Singapore Portfolio consists of the following properties: 1800 West Loop, Westech 360 (part of the Austin Suburban Portfolio), Great Hills Plaza (part of the Austin Suburban Portfolio), Westmoor Center, Iron Point Business Park, the Plaza Buildings, Bellevue Technology Center, Northridge Center I and II, West Loop I and II, Powers Ferry Landing East and Maitland Promenade II. The carrying value of the Singapore Portfolio as of the disposition date was $543.2 million, which was net of $103.0 million of accumulated depreciation and amortization. The disposition of the Singapore Portfolio resulted in a gain of $236.9 million, of which $17.1 million was deferred based on the Company’s percentage of the SREIT units owned, which reduced the carrying value of the SREIT units at closing. Additionally, the Company recognized a loss on extinguishment of debt of $0.5 million related to certain notes payable that were repaid in full with proceeds from the Singapore Transaction.
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

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2018

The following summary presents the major components of assets and liabilities related to real estate held for sale as of December 31, 2018 and December 31, 2017 (in thousands):

	December 31, 2018	December 31, 2017
Assets related to real estate held for sale
Real estate, cost	$34,793	$202,897
Accumulated depreciation and amortization	(3,541)	(16,203)
Real estate, net	31,252	186,694
Other assets	2,746	8,288
Total assets related to real estate held for sale	$33,998	$194,982
Liabilities related to real estate held for sale
Notes payable, net	22,845	135,171
Other liabilities	—	261
Total liabilities related to real estate held for sale	$22,845	$135,432
The operations of these properties and gain on sales are included in continuing operations on the accompanying statements of operations. The following table summarizes certain revenue and expenses related to these properties for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Years Ended December 31,
	2018	2017	2016
Revenues
Rental income	$14,418	$73,529	$80,950
Tenant reimbursements and other operating income	3,278	20,438	19,831
Total revenues	$17,696	$93,967	$100,781
Expenses
Operating, maintenance, and management	$5,055	$27,464	$29,710
Real estate taxes and insurance	1,293	11,510	12,470
Asset management fees to affiliate	1,673	6,152	6,598
Real estate acquisition fees to affiliate	—	—	1,274
Real estate acquisition fees and expenses	—	—	275
Depreciation and amortization	7,578	36,922	41,454
Interest expense	5,568	17,115	16,196
Total expenses	$21,167	$99,163	$107,977

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2018

8.	NOTES AND BONDS PAYABLE
As of December 31, 2018 and December 31, 2017, the Company’s notes and bonds payable, including notes payable related to real estate held for sale, consisted of the following (dollars in thousands):

	Book Value as of December 31, 2018	Book Value as of December 31, 2017	Contractual Interest Rate as of December 31, 2018 (1)	Effective Interest Rate at December 31, 2018 (1)	Payment Type	Maturity Date (2)
Richardson Portfolio Mortgage Loan	$36,000	$36,886	One-Month LIBOR + 2.50%	4.85%	Interest Only (3)	11/01/2021
Park Centre Mortgage Loan	8,404	9,877	One-Month LIBOR + 2.25%	4.60%	Principal & Interest	07/01/2019
Burbank Collection Mortgage Loan	10,716	10,958	One-Month LIBOR + 2.35%	4.73%	Principal & Interest	09/30/2019
1180 Raymond Mortgage Loan	30,637	31,000	One-Month LIBOR + 2.25%	4.60%	Principal & Interest	12/01/2019
1180 Raymond Bond Payable	6,280	6,460	6.50%	6.50%	Principal & Interest	09/01/2036
Central Building Mortgage Loan	—	27,600	(4)	(4)	(4)	(4)
424 Bedford Mortgage Loan (5)	23,710	24,282	3.91%	3.91%	Principal & Interest	10/01/2022
KBS SOR (BVI) Holdings, Ltd. Series A Debentures (6)	259,516	278,801	4.25%	4.25%	(6)	03/01/2023
Westpark Portfolio Mortgage Loan (7)	—	85,200	(7)	(7)	(7)	(7)
Crown Pointe Mortgage Loan	51,171	50,500	One-Month LIBOR + 2.60%	4.95%	Interest Only	02/13/2020
125 John Carpenter Mortgage Loan	53,204	50,130	(8)	4.10%	Interest Only	10/01/2022
City Tower Mortgage Loan	89,000	—	One-Month LIBOR + 1.55%	3.90%	Interest Only	03/05/2021
Marquette Plaza Mortgage Loan	50,800	—	One-Month LIBOR + 1.55%	3.90%	Interest Only	06/06/2021
Eight & Nine Corporate Centre Mortgage Loan	43,880	—	One-Month LIBOR + 1.60%	3.95%	Interest Only	06/08/2021
Total Notes and Bonds Payable principal outstanding	663,318	611,694
Net Premium/(Discount) on Notes and Bonds Payable (9)	198	137
Deferred financing costs, net	(8,044)	(8,788)
Total Notes and Bonds Payable, net	$655,472	$603,043
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of December 31, 2018. Effective interest rate is calculated as the actual interest rate in effect as of December 31, 2018 (consisting of the contractual interest rate and contractual floor rates), using interest rate indices at December 31, 2018, where applicable.
(2) Represents the initial maturity date or the maturity date as extended as of December 31, 2018; subject to certain conditions, the maturity dates of certain loans may be extended beyond the date shown.
(3) Represents the payment type required under the loan as of December 31, 2018. Certain future monthly payments due under this loan also include amortizing principal payments. For more information of the Company’s contractual obligations under its notes and bonds payable, see five-year maturity table below.
(4) On July 17, 2018, in connection with the disposition of the Central Building, the Company repaid the $27.6 million outstanding principal balance due under the Central Building Mortgage Loan.
(5) On January 11, 2019, in connection with the disposition of 424 Bedford, the buyer assumed the mortgage loan secured by 424 Bedford with an outstanding principal balance of $23.7 million.
(6) See “ - Israeli Bond Financing” below.
(7) On November 30, 2018, in connection with the disposition of the Westpark Portfolio, the Company repaid the $84.8 million outstanding principal balance due under the Westpark Portfolio Mortgage Loan.
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

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2018

During the years ended December 31, 2018, 2017 and 2016, the Company incurred $31.1 million, $37.1 million and $29.2 million of interest expense, respectively. Included in interest expense for the years ended December 31, 2018, 2017 and 2016, was $3.6 million, $4.4 million and $4.3 million of amortization of deferred financing costs, respectively. Additionally, during the years ended December 31, 2018, 2017 and 2016, the Company capitalized $2.6 million, $2.3 million and $2.0 million of interest, respectively, to its investments in undeveloped land.
As of December 31, 2018 and 2017, the Company’s interest payable was $5.2 million and $5.1 million, respectively.
The following is a schedule of maturities, including principal amortization payments, for all notes and bonds payable outstanding as of December 31, 2018 (in thousands):

2019	$102,469
2020	104,070
2021	272,311
2022	127,155
2023	52,158
Thereafter	5,155
$663,318
The Company’s notes payable contain financial debt covenants. As of December 31, 2018, the Company was in compliance with all of these debt covenants.
Israeli Bond Financing
On March 2, 2016, KBS Strategic Opportunity BVI, a wholly owned subsidiary of the Company, filed a final prospectus with the Israel Securities Authority for a proposed offering of up to 1,000,000,000 Israeli new Shekels of Series A debentures (the “Debentures”) at an annual interest rate not to exceed 4.25%. On March 1, 2016, KBS Strategic Opportunity BVI commenced the institutional tender of the Debentures and accepted application for 842.5 million Israeli new Shekels. On March 7, 2016, KBS Strategic Opportunity BVI commenced the public tender of the Debentures and accepted 127.7 million Israeli new Shekels.  In the aggregate, KBS Strategic Opportunity BVI accepted 970.2 million Israeli new Shekels (approximately $249.2 million as of March 8, 2016) in both the institutional and public tenders at an annual interest rate of 4.25%.  KBS Strategic Opportunity BVI issued the Debentures on March 8, 2016. The terms of the Debentures require five equal annual installment principal payments on March 1st of each year from 2019 to 2023. On March 1, 2019, the Company paid the first principal installment payment of 194.0 million Israeli new Shekels (approximately $53.6 million as of March 1, 2019). As of December 31, 2018, the Company had one foreign currency collar for an aggregate notional amount of 776.2 million Israeli new Shekels to hedge its exposure to foreign currency exchange rate movements. See note 9, “Derivative Instruments” for a further discussion on the Company’s foreign currency collar.
The deed of trust that governs the terms of the Debentures contains various financial covenants. As of December 31, 2018, the Company was in compliance with all of these financial debt covenants.

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

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2018

The following table summarizes the notional amount and other information related to the Company’s foreign currency collar and foreign currency option as of December 31, 2018 and 2017. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (currency in thousands):

	December 31, 2018			December 31, 2017		Strike Price	Trade Date	Maturity Date
Derivative Instruments	Number of Instruments	Notional Amount		Number of Instruments	Notional Amount
Derivative instruments not designated as hedging instruments
Foreign currency collar	1	776,182	ILS	—	—	3.54 - 3.66 ILS - USD	08/20/2018	02/28/2019 (1)
Foreign currency option	—	$—		1	$285,361	3.40 ILS-USD	08/03/2017	08/03/2018
_____________________
(1) On February 27, 2019, the Company entered into a foreign currency collar with an aggregate Israeli new Shekels notional amount of 776.2 million which expires on August 23, 2019. The foreign currency collar consists of a purchased call option to buy Israeli new Shekels at 3.4860 and a sold put option to sell the Israeli new Shekels at 3.6185. The foreign currency collar is intended to permit the Company to exchange, on the settlement date of the collar, 776.2 million Israeli new Shekels for an amount ranging from $214.5 million to $222.7 million.
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
As of December 31, 2018, the Company had entered into two interest rate caps, which were not designated as a hedging instruments. The following table summarizes the notional amounts and other information related to the Company’s derivative instruments as of December 31, 2018. The notional amount is an indication of the extent of the Company’s involvement in the instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

Derivative Instrument	Effective Date	Maturity Date	Notional Value	Reference Rate
Interest rate cap	02/21/2017	02/13/2020	$46,875	One-month LIBOR at 3.00%
Interest rate cap	04/02/2018	03/05/2021	$77,513	One-month LIBOR at 3.50%
The following table sets forth the fair value of the Company’s derivative instruments as well as their classification on the consolidated balance sheets as of December 31, 2018 and 2017 (dollars in thousands):

		December 31, 2018		December 31, 2017
Derivative Instruments	Balance Sheet Location	Number of Instruments	Fair Value	Number of Instruments	Fair Value
Derivative instruments not designated as hedging instruments
Interest rate caps	Prepaid expenses and other assets	2	$34	1	$14
Foreign currency option	Prepaid expenses and other assets	—	$—	1	$4,243
Foreign currency collar	Other liabilities	1	$(4,393)	—	$—

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2018

The change in fair value of foreign currency options and collars that are not designated as cash flow hedges are recorded as foreign currency transaction gains or losses in the accompanying consolidated statements of operations. During the year ended December 31, 2018, the Company recognized an $8.7 million loss related to the foreign currency option and collars, which is shown net against $18.8 million of foreign currency transaction gain in the accompanying consolidated statements of operations as foreign currency transaction gain, net. During the year ended December 31, 2017, the Company recognized a $11.3 million gain related to the foreign currency option and collars, which is shown net against $26.6 million of foreign currency transaction loss in the accompanying consolidated statements of operations as foreign currency transaction loss, net. During the year ended December 2016, the Company recognized a $3.9 million loss related to the foreign currency collars, which is shown net against $0.9 million of foreign currency transaction gain in the accompanying consolidated statements of operations as foreign currency transaction loss, net.
During each of the years ended December 31, 2018 and 2017, the Company recorded an unrealized loss of $0.1 million on interest rate caps, which was included in interest expense on the accompanying consolidated statements of operations.

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
Real estate equity securities: The Company’s Whitestone REIT and Franklin Street Properties Corp. real estate equity securities are presented at fair value on the accompanying consolidated balance sheet. The fair values of Whitestone REIT and Franklin Street Properties Corp. real estate equity securities were based on quoted prices in an active market on a major stock exchange. The Company classifies these inputs as Level 1 inputs. As of December 31, 2017, the Company owned 43,999,500 shares of common units of Keppel-KBS US REIT. The fair value measurement of these shares was based on a quoted price in an active market, adjusted for the lack of marketability during the Unit Lockout Periods. The Company utilized inputs, all of which were deemed to be significant, including the quoted stock price, risk-free rate and expected volatility, in determining the value of the shares and the Company notes that the most significant input in its valuation model is the quoted price in an active market. However, as the valuation of the stock is adjusted for the lack of marketability using market-corroborated inputs, the Company categorizes the measurement of such securities as Level 2 inputs. On each of May 8, 2018 and November 8, 2018, 21,999,750 shares of common units of Keppel-KBS US REIT were transfered from Level 2 to Level 1 inputs as a result of the Unit Lockout Periods expiring.

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2018

Real estate debt securities: The Company’s real estate debt securities are presented in the accompanying consolidated balance sheets at their amortized cost net of recorded loss reserves (if any) and not at fair value.  The fair value of real estate debt securities was estimated using an internal valuation model that considers the expected cash flows for the debt securities, underlying collateral values (for collateral dependent securities) and estimated yield requirements of institutional investors for real estate debt securities with similar characteristics, including remaining term, type of collateral and other credit enhancements.  The Company classifies these inputs as Level 3 inputs.
Notes and bonds payable: The fair values of the Company’s notes and bonds payable are estimated using a discounted cash flow analysis based on management’s estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio, type of collateral and other credit enhancements. Additionally, when determining the fair value of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available, the Company measures fair value using (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as assets or (ii) another valuation technique that is consistent with the principles of fair value measurement, such as the income approach or the market approach. The Company classifies these inputs as Level 3 inputs. The Company’s bonds issued in Israel are publicly traded on the Tel-Aviv Stock Exchange. The Company used the quoted price as of December 31, 2018 for the fair value of its bonds issued in Israel. The Company classifies this input as a Level 1 input.
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
The following were the face values, carrying amounts and fair values of the Company’s financial instruments as of December 31, 2018 and 2017, which carrying amounts do not approximate the fair values (in thousands):

	December 31, 2018			December 31, 2017
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Real estate debt securities (1)	$13,000	$10,859	$10,859	$17,500	$17,751	$17,386
Financial liabilities:
Notes and bond payable	$403,802	$400,470	$407,449	$332,893	$330,727	$335,212
KBS SOR (BVI) Holdings, Ltd. Series A Debentures	$259,516	$255,002	$255,814	$278,801	$272,316	$296,069
_____________________
(1) Carrying amount of real estate debt securities includes other-than-temporary impairment.
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

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2018

As of December 31, 2018, the Company measured the following assets at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Real estate equity securities	$73,876	$73,876	$—	$—
Asset derivative - interest rate caps	$34	$—	$34	$—
Liability derivative - foreign currency collar	$(4,393)	$—	$(4,393)	$—

11.	RELATED PARTY TRANSACTIONS
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
On November 8, 2017, the Company sold the Singapore Portfolio to the SREIT. On November 30, 2018, the Company sold the Westpark Portfolio to the SREIT. The SREIT is externally managed by a joint venture (the “Manager”) between (i) an entity in which Keith D. Hall, the Company’s Chief Executive Officer and a director, and Peter McMillan III, the Company’s President and Chairman of the board of directors, have an indirect ownership interest and (ii) Keppel Capital Holding Pte. Ltd., which is not affiliated with the Company. The SREIT is expected to pay certain purchase and sale commissions and asset management fees to the Manager in exchange for the provision of certain management services.
During the years ended December 31, 2018, 2017 and 2016, no other business transactions occurred between the Company and these other KBS-sponsored programs.

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2018

Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the years ended December 31, 2018, 2017 and 2016, respectively, and any related amounts payable as of December 31, 2018 and December 31, 2017 (in thousands):

	Incurred			Payable as of December 31,
	2018	2017	2016	2018	2017
Expensed
Asset management fees	$8,525	$10,686	$9,628	$—	$—
Acquisition fees on real estate (1)	—	—	2,964	—	—
Reimbursable operating expenses (2)	410	241	221	29	26
Disposition fees (3)	2,494	8,352	279	—	—
Capitalized
Acquisition fees on real estate (1)	3,094	907	—	—	—
Acquisition fees on real estate equity securities	239	429	—	7	—
Acquisition fees on real estate debt securities	—	—	250	—	—
	$14,762	$20,615	$13,342	$36	$26
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
(2) The Advisor may seek reimbursement for certain employee costs under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $305,000, $225,000 and $153,000 for the years ended December 31, 2018, 2017 and 2016, respectively, and were the only employee costs reimbursed under the Advisory Agreement during these periods. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company’s direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company.
(3) Disposition fees with respect to real estate sold are included in the gain on sale of real estate in the accompanying consolidated statements of operations. Disposition fees with respect to the assignment of the Company's real estate loan receivable are included in general and administrative expenses in the accompanying consolidated statements of operations.
During the year ended December 31, 2018, the Advisor reimbursed the Company $0.1 million for a property insurance rebate. During the year ended December 31, 2017, the Advisor reimbursed the Company $0.4 million for expenses incurred to evaluate certain strategic transactions for which the Advisor has agreed to reimburse the Company and $0.1 million for a property insurance rebate. During the year ended December 31, 2016, the Advisor reimbursed the Company $0.1 million for property insurance rebates and $0.1 million for legal and professional fees and travel expenses.
On July 6, 2017, KBS SOR Properties, LLC, an indirect wholly owned affiliate of the Company, entered into (i) a Common Unit Purchase and Sale Agreement and Escrow Instructions with Migdal Insurance Company LTD., Migdal-Makefet Pension and Provident Funds LTD. and affiliates (the “Migdal Members”) (the “Purchase and Sale Agreement”), (ii) the Amended and Restated Limited Liability Company Agreement of KBS SOR Acquisition XXIX, LLC, (iii) an Investment Agreement with Migdal Members and Willowbrook Asset Management LLC, which is owned by Keith D. Hall and Peter McMillan III, who are principals of the Advisor and directors and officers of the Company (“WBAM”), and (iv) a waiver letter agreement with the Advisor (the “Waiver Agreement”).
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

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2018

Pursuant to the Waiver Agreement, the Advisor waived any right it may have had to receive a disposition fee in connection with the 353 Sacramento Transaction and also waived its rights to future acquisition fees in an amount equal to 45% of the acquisition fees paid to the Advisor in connection with the Company’s original purchase of 353 Sacramento in July of 2016. Accordingly, the Advisor waived $0.8 million of acquisition fees for the purchase of an office property consisting of two office buildings containing an aggregate of 442,039 rentable square feet in Irving, Texas (“125 John Carpenter”). In connection with the 353 Sacramento Transaction, the Company paid a $0.1 million broker commission to Monarch Global Partners, LLC. The son of a member of the board of directors of KBS Strategic Opportunity BVI is a partner at Monarch Global Partners, LLC. Also in connection with the 353 Sacramento Transaction, the Migdal Members paid an acquisition fee of $0.2 million to WBAM and $0.2 million to the Company.

12.	INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
As of December 31, 2018 and 2017, the Company’s investments in unconsolidated joint ventures were composed of the following (dollars in thousands):

	Number of Properties at December 31, 2018			Investment Balance at
Joint Venture		Location	Ownership %	December 31, 2018	December 31, 2017
NIP Joint Venture	2	Various	Less than 5.0%	$1,476	$3,674
110 William Joint Venture	1	New York, New York	60.0%	325	7,160
353 Sacramento Joint Venture	1	San Francisco, California	55.0%	43,068	44,743
				$44,869	$55,577
Investment in National Industrial Portfolio Joint Venture
On May 18, 2012, the Company, through an indirect wholly owned subsidiary, entered into a joint venture (the “NIP Joint Venture”) with OCM NIP JV Holdings, L.P. and HC KBS NIP JV, LLC (“HC-KBS”). The NIP Joint Venture has invested in a portfolio of industrial properties. The Company made an initial capital contribution of $8.0 million which represents less than a 5.0% ownership interest in the NIP Joint Venture as of December 31, 2018. Prior to the Company’s adoption of ASU No. 2016-01 on January 1, 2018, the Company accounted for its investment in the NIP Joint Venture using the cost method of accounting. Effective January 1, 2018, the Company elected to measure its investment in the NIP Joint Venture, which is an equity investment without a readily determinable value, at its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer.
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
During the year ended December 31, 2018, the Company received aggregate distributions of $2.6 million related to its investment in the NIP Joint Venture. The Company recognized $0.4 million of income distributions and $2.2 million of return of capital from the NIP Joint Venture. During the year ended December 31, 2017, the Company received a distribution of $3.7 million related to its investment in the NIP Joint Venture. The Company recognized $2.1 million of income distributions and $1.6 million of return of capital from the NIP Joint Venture. During the year ended December 31, 2016, the Company did not receive any distributions related to its investment in the NIP Joint Venture.
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
December 31, 2018

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
As of December 31, 2018 and 2017, the book value of the Company’s investment in the 110 William Joint Venture was $0.3 million and $7.2 million, respectively, which includes $1.4 million and $1.5 million, respectively, of unamortized acquisition fees and expenses incurred directly by the Company. During the years ended December 31, 2018 and 2016, the Company did not receive any distributions related to its investment in the 110 William Joint Venture. During the year ended December 31, 2017, the 110 William Joint Venture made a $58.2 million return of capital distribution to the Company and a $38.8 million return of capital distribution to the 110 William JV Partner funded with proceeds from the 110 William refinancing.
Summarized financial information for the 110 William Joint Venture follows (in thousands):

	December 31, 2018	December 31, 2017
Assets:
Real estate assets, net of accumulated depreciation and amortization	$235,613	$248,269
Other assets	37,337	32,331
Total assets	$272,950	$280,600
Liabilities and equity:
Notes payable, net	$267,311	$260,108
Other liabilities	7,485	11,016
Partners’ (deficit) capital	(1,846)	9,476
Total Liabilities and equity	$272,950	$280,600

	For the Years Ended December 31,
	2018	2017	2016
Revenues	$38,539	$37,338	$33,458
Expenses:
Operating, maintenance, and management	9,844	10,056	10,778
Real estate taxes and insurance	6,718	6,281	6,017
Depreciation and amortization	15,596	16,544	12,955
Interest expense	17,815	13,134	6,049
Total expenses	49,973	46,015	35,799
Total other income	112	56	63
Net loss	$(11,322)	$(8,621)	$(2,278)
Company’s equity in loss of unconsolidated joint venture	$(6,835)	$(5,214)	$(1,408)
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
During the year ended December 31, 2018, the Company made a $1.3 million contribution to the 353 Sacramento Joint Venture. During the year ended December 31, 2017, the Company did not receive any distributions related to its investment in the 353 Sacramento Joint Venture.

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2018

Summarized financial information for the 353 Sacramento Joint Venture follows (in thousands):

	December 31, 2018	December 31, 2017
Assets:
Real estate assets, net of accumulated depreciation and amortization	$180,852	$171,066
Other assets	13,123	6,472
Total assets	$193,975	$177,538
Liabilities and equity:
Notes payable, net	$105,593	$89,423
Other liabilities	10,863	7,313
Partners’ capital	77,519	80,802
Total liabilities and equity	$193,975	$177,538

	For the Year Ended December 31, 2018	For the Period from July 6, 2017 to December 31, 2017
Revenues	$11,397	$7,053
Expenses:
Operating, maintenance, and management	3,654	2,189
Real estate taxes and insurance	2,372	1,198
Depreciation and amortization	5,680	3,408
Interest expense	5,374	2,302
Total expenses	17,080	9,097
Net loss	$(5,683)	$(2,044)
Company’s equity in loss of unconsolidated joint venture	$(2,995)	$(823)

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2018

13.	SUPPLEMENTAL CASH FLOW AND SIGNIFICANT NONCASH TRANSACTION DISCLOSURES
Supplemental cash flow and significant noncash transaction disclosures were as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Supplemental Disclosure of Cash Flow Information:
Interest paid, net of capitalized interest of $2,565, $2,339 and $2,025 for the years ended December 31, 2018, 2017 and 2016, respectively	$27,029	$32,688	20,759
Supplemental Disclosure of Significant Noncash Transactions:
Assets and liabilities deconsolidated in connection with the 353 Sacramento partial sale:
Real estate, net	—	170,586	—
Rents and other receivables, net	—	1,244	—
Prepaid expenses and other assets	—	555	—
Notes payable, net	—	87,132	—
Accounts payable and accrued liabilities	—	1,574	—
Below-market leases, net	—	2,960	—
Other liabilities	—	924	—
SREIT units received in connection with the Singapore Transaction	—	38,720	—
Increase in development obligations related to sale of real estate	—	3,816	—
Application of escrow deposits to acquisition of real estate	—	2,000	—
Increase in accrued improvements to real estate	—	—	3,547
Increase in redeemable common stock payable	1,405	—	8,902
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	1,418	8,666	12,616
Distributions paid to common stockholders through common stock issuances pursuant to the December 2017 special dividend	150,299	—	—
Distributions paid to common stockholders through common stock issuances pursuant to the November 2018 special dividend	127,911	—	—

14.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2018 and 2017 (in thousands, except per share amounts):

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$19,636	$25,290	$27,156	$23,705
Net (loss) income	$(23,702)	$9,993	$36,421	$10,612
Net (loss) income attributable to common stockholders	$(23,681)	$10,036	$36,497	$10,694
Net (loss) income per common share, basic and diluted	$(0.38)	$0.16	$0.67	$0.19
Distributions declared per common share	$0.016	$0.016	$0.016	$2.950

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$37,996	$40,237	$36,414	$26,067
Net (loss) income	$(9,058)	$23,809	$(10,542)	$206,371
Net (loss) income attributable to common stockholders	$(9,092)	$23,846	$(10,534)	$206,424
Net (loss) income per common share, basic and diluted	$(0.16)	$0.42	$(0.19)	$3.88
Distributions declared per common share	$0.092	$0.093	$0.095	$3.610

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2018

15.	COMMITMENTS AND CONTINGENCIES
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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Although there can be no assurance, the Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations as of December 31, 2018. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities.
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
On April 4, 2018, the Company’s stockholders approved the acceleration of the payment of such incentive compensation, subject to certain conditions. Such accelerated payment would require approval by a special committee of the Company’s board of directors in connection with the anticipated conversion of the Company into a net asset value REIT. The Advisor estimated the fair value of this liability to be as much as $43 million as of December 31, 2018, based on a hypothetical liquidation of the assets and liabilities at their estimated fair values, after considering the impact of any potential closing costs and fees related to the disposition of real estate properties. The fair value of the Incentive Fee liability as of December 31, 2018 is based on the estimated fair values of the Company’s assets and liabilities as of that date and changes to the fair values of assets and liabilities could have a material impact to the Incentive Fee calculation. The Incentive Fee is not currently payable to the Advisor, as it remains subject to further approval by the special committee and the Company’s conversion to a perpetual-life NAV REIT, and there is no guarantee that it will ever be payable.

KBS STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2018

16.	SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Real Estate Disposition Subsequent to December 31, 2018
424 Bedford
On January 11, 2019, the 424 Bedford joint venture sold 424 Bedford to a purchaser unaffiliated with the Company or the Advisor, for $43.8 million before closing costs and credits. As of December 31, 2018, the carrying value of 424 Bedford was $34.0 million, which was net of $5.3 million of accumulated depreciation and amortization. In connection with the disposition of 424 Bedford, the buyer assumed the mortgage loan secured by 424 Bedford with an outstanding principal balance of $23.7 million at the time of the sale.
Distribution Declared
On March 7, 2019, the Company’s board of directors authorized a distribution in the amount of $0.00860000 per share of common stock to stockholders of record as of the close of business on March 14, 2019. The Company expects to pay this distribution on March 19, 2019.
110 William Street Refinancing
On March 7, 2019, the 110 William Joint Venture closed on refinancing of the 110 William Street existing loans (the “Refinancing”). The 110 William Joint Venture repaid $268.0 million of principal related to the existing 110 William Street loans. The Refinancing is comprised of a mortgage loan with Invesco CMI Investments, L.P., an unaffiliated lender, for borrowings of up to $261.4 million, which is secured by 110 William Street (the “110 William Street Mortgage Loan”) and a mezzanine loan with Invesco CMI Investments, L.P., an unaffiliated lender, for borrowings of up to $87.1 million (the “110 William Street Mezzanine Loan”). The 110 William Street Mortgage Loan is comprised of a senior mortgage loan of $215.5 million (the “Senior Mortgage Loan”) and an amended and restated building loan of $45.9 million (the “Building Loan”) to be use for future tenant improvements, leasing commissions and capital expenditures.
The 110 William Street Mortgage Loan and the 110 William Street Mezzanine Loan mature on April 9, 2021, with three one-year extension options. The 110 William Street Mortgage Loan bears interest at a rate of the greater of (a) 3.5% or (b) 150 basis points over one-month LIBOR. The 110 William Street Mezzanine Loan bears interest at a rate of the greater of (a) 6.9% or (b) 490 basis points over one-month LIBOR. The 110 William Joint Venture entered into an interest rate cap that effectively limits one-month LIBOR at 3.75% on $348.5 million, effective March 7, 2019 through March 15, 2021. The 110 William Street Mortgage Loan has monthly payments that are interest-only with the entire unpaid principal balance and all outstanding interest and fees due at maturity. The 110 William Joint Venture has the right to prepay the loans at any time in whole, but not in part, subject to a prepayment fee if prepaid prior to May 9, 2020 and subject to certain other conditions contained in the loan documents. At closing, $210.8 million of the Senior Mortgage Loan and $70.3 million of the 110 William Street Mezzanine Loan was funded with $4.7 million of the Senior Mortgage Loan, $45.9 million of the Building Loan and $16.8 million of the 110 William Street Mezzanine Loan available for future funding, subject to certain terms and conditions contained in the loan documents.

KBS STRATEGIC OPPORTUNITY REIT, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
December 31, 2018
(dollar amounts in thousands)

				Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances	Land	Building and Improvements (1)	Total	Cost Capitalized Subsequent to Acquisition (2)	Land	Building and Improvements (1)	Total (3)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired or Foreclosed on
Properties Held for Investment
Richardson Portfolio:
Palisades Central I	Richardson, TX	90.0%	$(4)	$1,037	$8,628	$9,665	$2,268	$1,037	$10,896	$11,933	$(2,796)	1980	11/23/2011
Palisades Central II	Richardson, TX	90.0%	(4)	810	17,117	17,927	1,253	810	18,370	19,180	(4,352)	1985	11/23/2011
Greenway I	Richardson, TX	90.0%	(4)	561	1,170	1,731	966	561	2,136	2,697	(745)	1983	11/23/2011
Greenway III	Richardson, TX	90.0%	(4)	702	4,083	4,785	(281)	702	3,802	4,504	(1,209)	1983	11/23/2011
Undeveloped Land	Richardson, TX	90.0%	—	1,997	—	1,997	1,137	3,134	—	3,134	—	N/A	11/23/2011
Total Richardson Portfolio			36,000	5,107	30,998	36,105	5,343	6,244	35,204	41,448	(9,102)
Park Highlands (5)	North Las Vegas, NV	100.0% (5)	—	17,066	—	17,066	13,537	30,603	—	30,603	—	N/A	12/30/2011
Burbank Collection	Burbank, CA	90.0%	10,716	4,175	8,799	12,974	3,886	4,175	12,685	16,860	(2,559)	2008	12/12/2012
Park Centre	Austin, TX	100.0%	8,404	3,251	27,941	31,192	97	3,251	28,038	31,289	(4,656)	2000	03/28/2013
1180 Raymond	Newark, NJ	100.0%	30,637	8,292	37,651	45,943	955	8,292	38,606	46,898	(6,618)	1929	08/20/2013
Park Highlands II (5)	North Las Vegas, NV	100.0% (5)	—	20,118	—	20,118	5,716	25,834	—	25,834	—	N/A	12/10/2013
Richardson Land II	Richardson, TX	90.0%	—	3,096	—	3,096	322	3,418	—	3,418	—	N/A	09/04/2014
Crown Pointe	Dunwoody, GA	100.0%	51,171	22,590	62,610	85,200	7,842	22,590	70,452	93,042	(7,653)	1985/1989	02/14/2017
125 John Carpenter	Irving, TX	100.0%	53,204	2,755	82,550	85,305	2,978	2,755	85,528	88,283	(5,690)	1982/1983	09/15/2017
Marquette Plaza	Minneapolis, MN	100.0%	50,800	10,387	75,878	86,265	3,069	10,387	78,947	89,334	(2,902)	1972	03/01/2018
City Tower	Orange, CA	100.0%	89,000	13,930	136,068	149,998	2,786	13,930	138,854	152,784	(5,469)	1988	03/06/2018
Eight & Nine Corporate Centre	Franklin, TN	100.0%	43,880	17,401	58,794	76,195	181	17,401	58,975	76,376	(1,652)	2007	06/08/2018
	Total Properties Held for Investment			$128,168	$521,289	$649,457	$46,712	$148,880	$547,289	$696,169	$(46,301)
Property Held for Sale
424 Bedford	Brooklyn, NY	90.0%	23,710	8,860	24,820	33,680	1,113	8,860	25,933	34,793	(3,541)	2010	01/31/2014
	Total Property Held for Sale			$8,860	$24,820	$33,680	$1,113	$8,860	$25,933	$34,793	$(3,541)
		Total Properties		$137,028	$546,109	$683,137	$47,825	$157,740	$573,222	$730,962	$(49,842)
____________________
(1) Building and improvements includes tenant origination and absorption costs.
(2) Costs capitalized subsequent to acquisition is net of write-offs of fully depreciated/amortized assets.
(3) The aggregate cost of real estate for federal income tax purposes was $866.5 million (unaudited) as of December 31, 2018.
(4) As of December 31, 2018, $36.0 million of debt was outstanding secured by the Richardson Portfolio.
(5) The Company owns 100% of the common members’ equity of Park Highlands and Park Highlands II. On September 7, 2016, a subsidiary of the Company that owns a portion of Park Highlands and Park Highlands II, sold 820 units of 10% Class A non-voting preferred membership units for $0.8 million to accredited investors. The amount of the Class A non-voting preferred membership units raised, net of offering costs, is included in other liabilities on the accompanying consolidated balance sheets.

KBS STRATEGIC OPPORTUNITY REIT, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
December 31, 2018
(dollar amounts in thousands)

	2018	2017	2016
Real Estate (1):
Balance at the beginning of the year	$574,684	$1,227,207	$914,074
Acquisitions	312,457	170,505	300,382
Improvements	31,818	37,219	33,909
Write-off of fully depreciated and fully amortized assets	(7,329)	(18,735)	(19,220)
Loss due to property damages	(964)	(668)	(1,938)
Sales	(178,068)	(664,114)	—
Reimbursement of construction costs	(1,636)	—	—
Deconsolidation	—	(176,730)	—
Balance at the end of the year	$730,962	$574,684	$1,227,207

Accumulated depreciation and amortization (1):
Balance at the beginning of the year	$41,817	$120,176	$91,560
Depreciation and amortization expense	32,661	48,994	47,836
Write-off of fully depreciated and fully amortized assets	(7,329)	(18,735)	(19,220)
Sales	(17,307)	(102,474)	—
Deconsolidation	—	(6,144)	—
Balance at the end of the year	$49,842	$41,817	$120,176
____________________
(1) Amounts include real estate held for sale.

ITEM 16.	FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on March 8, 2019.

KBS STRATEGIC OPPORTUNITY REIT, INC.

By:	/s/ Keith D. Hall
Keith D. Hall
Chief Executive Officer and Director (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ KEITH D. HALL	Chief Executive Officer and Director (principal executive officer)	March 8, 2019
Keith D. Hall
/s/ PETER MCMILLAN III	Chairman of the Board, President and Director	March 8, 2019
Peter McMillan III
/s/ JEFFREY K. WALDVOGEL	Chief Financial Officer (principal financial officer)	March 8, 2019
Jeffrey K. Waldvogel
/s/ STACIE K. YAMANE	Chief Accounting Officer (principal accounting officer)	March 8, 2019
Stacie K. Yamane
/s/ WILLIAM M. PETAK	Director	March 8, 2019
William M. Petak
/s/ ERIC J. SMITH	Director	March 8, 2019
Eric J. Smith
/s/ KENNETH G. YEE	Director	March 8, 2019
Kenneth G. Yee