Form 10-Q
period 2019-03-31
KBS Strategic Opportunity REIT, Inc.
filed 2019-05-14
CIK 1452936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

 FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
Securities registered pursuant to Section 12(b) for the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A
As of May 10, 2019, there were 66,572,556 outstanding shares of common stock of KBS Strategic Opportunity REIT, Inc.

KBS STRATEGIC OPPORTUNITY REIT, INC.
FORM 10-Q
March 31, 2019

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2019	December 31, 2018
	(unaudited)
Assets
Real estate held for investment, net	$652,485	$649,868
Real estate held for sale, net	—	31,252
Real estate equity securities	60,973	73,876
Real estate debt securities, net	—	10,859
Total real estate and real estate-related investments, net	713,458	765,855
Cash and cash equivalents	142,782	152,385
Restricted cash	9,497	10,342
Investments in unconsolidated joint ventures	47,373	44,869
Rents and other receivables, net	13,607	12,292
Above-market leases, net	3,276	3,377
Prepaid expenses and other assets	14,489	13,123
Assets related to real estate held for sale, net	—	2,746
Total assets	$944,482	$1,004,989
Liabilities and equity
Notes and bonds payable, net
Notes and bonds payable related to real estate held for investment, net	$589,608	$632,627
Note payable related to real estate held for sale, net	—	22,845
Total notes and bonds payable, net	589,608	655,472
Accounts payable and accrued liabilities	14,100	19,506
Due to affiliate	82	36
Below-market leases, net	4,652	5,005
Other liabilities	19,176	21,006
Redeemable common stock payable	7,742	10,000
Total liabilities	635,360	711,025
Commitments and contingencies (Note 14)
Redeemable common stock	—	—
Equity
KBS Strategic Opportunity REIT, Inc. stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 66,584,729 and 66,822,861 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	666	668
Additional paid-in capital	547,775	547,770
Cumulative distributions and net income	(240,781)	(256,984)
Total KBS Strategic Opportunity REIT, Inc. stockholders’ equity	307,660	291,454
Noncontrolling interests	1,462	2,510
Total equity	309,122	293,964
Total liabilities and equity	$944,482	$1,004,989
See accompanying condensed notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2019	2018
Revenues:
Rental income	$18,373	$17,349
Other operating income	1,393	735
Interest income from real estate debt securities	369	501
Dividend income from real estate equity securities	1,776	1,051
Total revenues	21,911	19,636
Expenses:
Operating, maintenance, and management	6,271	5,487
Real estate taxes and insurance	2,977	2,339
Asset management fees to affiliate	1,891	1,825
General and administrative expenses	1,533	2,052
Foreign currency transaction loss, net	2,816	997
Depreciation and amortization	7,681	7,265
Interest expense	7,168	6,591
Total expenses	30,337	26,556
Other income (loss):
Income from unconsolidated joint venture	—	53
Equity in income (loss) of unconsolidated joint ventures, net	7,312	(2,378)
Other interest income	690	930
Gain (loss) on real estate equity securities	11,165	(16,011)
Gain on sale of real estate	7,575	624
Loss on extinguishment of debt	(856)	—
Total other income (loss), net	25,886	(16,782)
Net income (loss)	17,460	(23,702)
Net (income) loss attributable to noncontrolling interests	(679)	21
Net income (loss) attributable to common stockholders	$16,781	$(23,681)
Net income (loss) per common share, basic and diluted	$0.25	$(0.38)
Weighted-average number of common shares outstanding, basic and diluted	66,812,520	62,526,798
See accompanying condensed notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended March 31, 2019 and 2018
(unaudited)
(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Income	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amounts

Balance, December 31, 2018	66,822,861	$668	$547,770	$(256,984)	$—	$291,454	$2,510	$293,964
Net income	—	—	—	16,781	—	16,781	679	17,460
Issuance of common stock	28,784	1	285	—	—	286	—	286
Transfers from redeemable common stock	—	—	2,258	—	—	2,258	—	2,258
Redemptions of common stock	(266,916)	(3)	(2,536)	—	—	(2,539)	—	(2,539)
Distributions declared	—	—	—	(578)	—	(578)	—	(578)
Other offering costs	—	—	(2)	—	—	(2)	—	(2)
Noncontrolling interests contributions	—	—	—	—	—	—	12	12
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,739)	(1,739)
Balance, March 31, 2019	66,584,729	$666	$547,775	$(240,781)	$—	$307,660	$1,462	$309,122

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Income	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amounts

Balance, December 31, 2017	52,053,817	$521	$388,800	$(155,454)	$25,146	$259,013	$1,970	$260,983
Cumulative effect adjustments to retained earnings	—	—	—	27,618	(25,146)	2,472	—	2,472
Net loss	—	—	—	(23,681)	—	(23,681)	(21)	(23,702)
Issuance of common stock	41,681	1	478	—	—	479	—	479
Stock distribution issued	13,069,487	130	150,169	—	—	150,299	—	150,299
Transfers from redeemable common stock	—	—	4,130	—	—	4,130	—	4,130
Redemptions of common stock	(419,572)	(5)	(4,605)	—	—	(4,610)	—	(4,610)
Distributions declared	—	—	—	(1,034)	—	(1,034)	—	(1,034)
Noncontrolling interests contributions	—	—	—	—	—	—	8	8
Balance, March 31, 2018	64,745,413	$647	$538,972	$(152,551)	$—	$387,068	$1,957	$389,025

See accompanying condensed notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2019	2018
Cash Flows from Operating Activities:
Net income (loss)	$17,460	$(23,702)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity in (income) loss of unconsolidated joint ventures, net	(7,312)	2,378
Depreciation and amortization	7,681	7,265
(Gain) loss on real estate equity securities	(11,165)	16,011
Gain on sale of real estate	(7,575)	(624)
Loss on extinguishment of debt	856	—
Unrealized loss (gain) on interest rate caps	30	(31)
Deferred rent	(1,270)	(745)
Bad debt recovery	—	(366)
Amortization of above- and below-market leases, net	(252)	(226)
Amortization of deferred financing costs	869	789
Accretion of interest income on real estate debt securities	(13)	(107)
Net amortization of discount and (premium) on bond and notes payable	(20)	14
Foreign currency transaction loss, net	2,816	997
Changes in assets and liabilities:
Rents and other receivables	85	(1,000)
Prepaid expenses and other assets	(1,925)	(1,900)
Accounts payable and accrued liabilities	(7,292)	(3,802)
Due to affiliates	53	21
Other liabilities	(599)	15
Net cash used in operating activities	(7,573)	(5,013)
Cash Flows from Investing Activities:
Acquisitions of real estate	—	(238,170)
Improvements to real estate	(8,052)	(5,039)
Proceeds from sales of real estate, net	17,894	2,542
Distributions of capital from unconsolidated joint venture	7,800	386
Investment in real estate equity securities	(15)	(14,963)
Proceeds from the sale of real estate equity securities	24,076	—
Proceeds from principal repayment on real estate debt securities	7,750	—
Funding of development obligations	(21)	(621)
Net cash provided by (used in) investing activities	49,432	(255,865)
Cash Flows from Financing Activities:
Proceeds from notes and bonds payable	2,608	89,000
Principal payments on notes and bonds payable	(54,266)	(857)
Payments of deferred financing costs	(7)	(1,227)
Payments to redeem common stock	(2,539)	(4,610)
Payment of prepaid other offering costs	(2)	(213)
Distributions paid	(292)	(38,170)
Noncontrolling interests contributions	12	8
Distributions to noncontrolling interests	(1,739)	—
Other financing proceeds, net	1,822	—
Net cash (used in) provided by financing activities	(54,403)	43,931
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,096	(22)
Net decrease in cash, cash equivalents and restricted cash	(10,448)	(216,969)
Cash, cash equivalents and restricted cash, beginning of period	162,727	377,182
Cash, cash equivalents and restricted cash, end of period	$152,279	$160,213
See accompanying condensed notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
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
Subject to certain restrictions and limitations, the business of the Company is externally managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement the Company renewed with the Advisor on October 8, 2018 (the “Advisory Agreement”). The Advisor conducts the Company’s operations and manages its portfolio of real estate and other real estate-related investments.
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
The Company sold 56,584,976 shares of common stock in its primary offering for gross offering proceeds of $561.7 million. As of March 31, 2019, the Company had sold 6,772,410 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $75.7 million. Also, as of March 31, 2019, the Company had redeemed 23,045,646 shares for $277.9 million. As of March 31, 2019, the Company had issued 25,976,746 shares of common stock in connection with special dividends. Additionally, on December 29, 2011 and October 23, 2012, the Company issued 220,994 shares and 55,249 shares of common stock, respectively, for $2.0 million and $0.5 million, respectively, in private transactions exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933.
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
As of March 31, 2019, the Company consolidated six office properties, one office portfolio consisting of four office buildings and 14 acres of undeveloped land, one retail property, one apartment property and three investments in undeveloped land with approximately 1,000 developable acres and owned four investments in unconsolidated joint ventures and three investments in real estate equity securities.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2019
(unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2018, except for the Company’s adoption of the lease accounting standards issued by the Financial Accounting Standards Board (“FASB”) effective on January 1, 2019. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the SEC.
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the FASB Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.
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
Redeemable Common Stock
The Company limits the dollar value of shares that may be redeemed under the share redemption program. During the three months ended March 31, 2019, the Company had redeemed $2.5 million of common stock under the share redemption program. The Company processed all redemption requests received in good order and eligible for redemption through the March 2019 redemption date, except for 3,294,070 shares totaling $31.0 million due to the limitations under the share redemption program. The Company recorded $7.7 million and $10.0 million of redeemable common stock payable on the Company’s balance sheet as of March 31, 2019 and December 31, 2018, respectively, related to unfulfilled redemption requests received in good order under the share redemption program. Based on the eleventh amended and restated share redemption program, the Company has $7.5 million available for redemptions in the remainder of 2019, including shares that are redeemed in connection with a stockholders’ death, “qualifying disability” or “determination of incompetence,” subject to the limitations under the share redemption program.
Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation.  These reclassifications have not changed the results of operations of prior periods.  Upon adoption of the lease accounting standards of Topic 842 on January 1, 2019 (described below), the Company accounted for tenant reimbursements for property taxes, insurance and common area maintenance as variable lease payments and recorded these amounts as rental income on the statement of operations. For the three months ended March 31, 2018, the Company reclassified $2.2 million of tenant reimbursement revenue for property taxes, insurance, and common area maintenance to rental income for comparability purposes.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2019
(unaudited)

Revenue Recognition - Operating Leases
Real Estate
On January 1, 2019, the Company adopted the lease accounting standards under Topic 842 including the package of practical expedients for all leases that commenced before the effective date of January 1, 2019. Accordingly, the Company     (i) did not reassess whether any expired or existing contracts are or contain leases, (ii) did not reassess the lease classification for any expired or existing lease, and (iii) did not reassess initial direct costs for any existing leases. The Company did not elect the practical expedient related to using hindsight to reevaluate the lease term. In addition, the Company adopted the practical expedient for land easements and did not assess whether existing or expired land easements that were not previously accounted for as leases under the lease accounting standards of Topic 840 are or contain a lease under Topic 842.
In addition, Topic 842 provides an optional transition method to allow entities to apply the new lease accounting standards at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings. The Company adopted this transition method upon its adoption of the lease accounting standards of Topic 842, which did not result in a cumulative effect adjustment to the opening balance of retained earnings on January 1, 2019. The Company’s comparative periods presented in the financial statements will continue to be reported under the lease accounting standards of Topic 840.
In accordance with Topic 842, tenant reimbursements for property taxes and insurance are included in the single lease component of the lease contract (the right of the lessee to use the leased space) and therefore are accounted for as variable lease payments and are recorded as rental income on the Company’s statement of operations beginning January 1, 2019. In addition, the Company adopted the practical expedient available under Topic 842 to not separate nonlease components from the associated lease component and instead to account for those components as a single component if the nonlease components otherwise would be accounted for under the new revenue recognition standard (Topic 606) and if certain conditions are met, specifically related to tenant reimbursements for common area maintenance which would otherwise be accounted for under the revenue recognition standard. The Company believes the two conditions have been met for tenant reimbursements for common area maintenance as (i) the timing and pattern of transfer of the nonlease components and associated lease components are the same and (ii) the lease component would be classified as an operating lease. Accordingly, tenant reimbursements for common area maintenance are also accounted for as variable lease payments and recorded as rental income on the Company’s statement of operations beginning January 1, 2019.
The Company recognizes minimum rent, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related leases when collectibility is probable and records amounts expected to be received in later years as deferred rent receivable. If the lease provides for tenant improvements, the Company determines whether the tenant improvements, for accounting purposes, are owned by the tenant or the Company. When the Company is the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance (including amounts that can be taken in the form of cash or a credit against the tenant’s rent) that is funded is treated as a lease incentive and amortized as a reduction of rental revenue over the lease term. Tenant improvement ownership is determined based on various factors including, but not limited to:

•	whether the lease stipulates how a tenant improvement allowance may be spent;

•	whether the lessee or lessor supervises the construction and bears the risk of cost overruns;

•	whether the amount of a tenant improvement allowance is in excess of market rates;

•	whether the tenant or landlord retains legal title to the improvements at the end of the lease term;

•	whether the tenant improvements are unique to the tenant or general purpose in nature; and

•	whether the tenant improvements are expected to have any residual value at the end of the lease.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2019
(unaudited)

The Company leases apartment units under operating leases with terms generally of one year or less. Generally, credit investigations will be performed for prospective residents and security deposits will be obtained. The Company recognizes rental revenue, net of concessions, on a straight-line basis over the term of the lease, when collectibility is determined to be probable.
In accordance with Topic 842, the Company makes a determination of whether the collectibility of the lease payments in an operating lease is probable. If the Company determines the lease payments are not probable of collection, the Company would fully reserve for any contractual lease payments, deferred rent receivable, and tenant reimbursements and would recognize rental income only if cash is received. Beginning January 1, 2019, these changes to the Company’s collectibility assessment are reflected as an adjustment to rental income. Prior to January 1, 2019, bad debt expense related to uncollectible accounts receivable and deferred rent receivable was included in operating, maintenance, and management expense in the statement of operations.  Any subsequent changes to the collectibility of the allowance for doubtful accounts as of December 31, 2018, which was recorded prior to the adoption of Topic 842, are recorded in operating, maintenance, and management expense in the statement of operations.
Beginning January 1, 2019, the Company, as a lessor, records costs to negotiate or arrange a lease that would have been incurred regardless of whether the lease was obtained, such as legal costs incurred to negotiate an operating lease, as an expense and classify such costs as operating, maintenance, and management expense on the Company’s consolidated statement of operations, as these costs are no longer capitalizable under the definition of initial direct costs under Topic 842.
Segments
The Company has invested in opportunistic real estate, non-performing loans and other real estate-related assets. In general, the Company intends to hold its investments in opportunistic real estate, non-performing loans and other real estate-related assets for capital appreciation. Traditional performance metrics of opportunistic real estate, non-performing loans and other real estate-related assets may not be meaningful as these investments are generally non-stabilized and do not provide a consistent stream of interest income or rental revenue. These investments exhibit similar long-term financial performance and have similar economic characteristics. These investments typically involve a higher degree of risk and do not provide a constant stream of ongoing cash flows. As a result, the Company’s management views opportunistic real estate, non-performing loans and other real estate-related assets as similar investments. Substantially all of its revenue and net income (loss) is from opportunistic real estate, non-performing loans and other real estate-related assets, and therefore, the Company currently aggregates its operating segments into one reportable business segment.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three months ended March 31, 2019 and 2018.
Distributions declared per share were $0.008600 and $0.015975 during the three months ended March 31, 2019 and 2018, respectively.
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
March 31, 2019
(unaudited)

Recently Issued Accounting Standards Updates
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
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2019
(unaudited)

3.	REAL ESTATE HELD FOR INVESTMENT
As of March 31, 2019, the Company owned six office properties, one office portfolio consisting of four office buildings and 14 acres of undeveloped land and one retail property, encompassing, in the aggregate, approximately 3.0 million rentable square feet. As of March 31, 2019, these properties were 74% occupied. In addition, the Company owned one apartment property, containing 317 units and encompassing approximately 0.3 million rentable square feet, which was 94% occupied. The Company also owned three investments in undeveloped land with approximately 1,000 developable acres. The following table summarizes the Company’s real estate held for investment as of March 31, 2019 and December 31, 2018, respectively (in thousands):

	March 31, 2019	December 31, 2018
Land	$150,315	$148,880
Buildings and improvements	524,067	515,705
Tenant origination and absorption costs	31,005	31,584
Total real estate, cost	705,387	696,169
Accumulated depreciation and amortization	(52,902)	(46,301)
Total real estate, net	$652,485	$649,868
The following table provides summary information regarding the Company’s real estate held for investment as of March 31, 2019 (in thousands):

Property	Date Acquired or Foreclosed on	City	State	Property Type	Land	Building and Improvements	Tenant Origination and Absorption	Total Real Estate, at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net	Ownership %
Richardson Portfolio:
Palisades Central I	11/23/2011	Richardson	TX	Office	$1,037	$10,934	$—	$11,971	$(2,982)	$8,989	90.0%
Palisades Central II	11/23/2011	Richardson	TX	Office	810	18,710	—	19,520	(4,631)	14,889	90.0%
Greenway I	11/23/2011	Richardson	TX	Office	561	2,145	—	2,706	(792)	1,914	90.0%
Greenway III	11/23/2011	Richardson	TX	Office	702	3,688	114	4,504	(1,273)	3,231	90.0%
Undeveloped Land	11/23/2011	Richardson	TX	Undeveloped Land	3,134	—	—	3,134	—	3,134	90.0%
Total Richardson Portfolio					6,244	35,477	114	41,835	(9,678)	32,157
Park Highlands (1)	12/30/2011	North Las Vegas	NV	Undeveloped Land	31,718	—	—	31,718	—	31,718	100.0% (1)
Burbank Collection	12/12/2012	Burbank	CA	Retail	4,175	12,322	302	16,799	(2,663)	14,136	90.0%
Park Centre	03/28/2013	Austin	TX	Office	3,251	30,160	—	33,411	(4,947)	28,464	100.0%
1180 Raymond	08/20/2013	Newark	NJ	Apartment	8,292	38,723	—	47,015	(6,936)	40,079	100.0%
Park Highlands II (1)	12/10/2013	North Las Vegas	NV	Undeveloped Land	26,154	—	—	26,154	—	26,154	100.0% (1)
Richardson Land II	09/04/2014	Richardson	TX	Undeveloped Land	3,418	—	—	3,418	—	3,418	90.0%
Crown Pointe	02/14/2017	Dunwoody	GA	Office	22,590	65,806	5,085	93,481	(8,569)	84,912	100.0%
125 John Carpenter	09/15/2017	Irving	TX	Office	2,755	77,051	8,723	88,529	(6,817)	81,712	100.0%
The Marq (2)	03/01/2018	Minneapolis	MN	Office	10,387	76,599	4,271	91,257	(3,885)	87,372	100.0%
City Tower	03/06/2018	Orange	CA	Office	13,930	132,862	7,937	154,729	(7,257)	147,472	100.0%
Eight & Nine Corporate Centre	06/08/2018	Franklin	TN	Office	17,401	55,067	4,573	77,041	(2,150)	74,891	100.0%
					$150,315	$524,067	$31,005	$705,387	$(52,902)	$652,485
_____________________
(1) The Company owns 100% of the common members’ equity of Park Highlands and Park Highlands II. On September 7, 2016 and January 8, 2019, a subsidiary of the Company that owns a portion of Park Highlands and Park Highlands II, sold 820 units of 10% Class A non-voting preferred membership units for $0.8 million and 1,927 units of 10% Class A2 non-voting preferred membership units for $1.9 million, respectively, to accredited investors. The amount of the Class A and A2 non-voting preferred membership units raised, net of offering costs, is included in other liabilities on the accompanying consolidated balance sheets.
(2) This property was formerly known as Marquette Plaza and was re-named The Marq in connection with the Company’s re-branding strategy for this property.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2019
(unaudited)

Operating Leases
Certain of the Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of March 31, 2019, the leases, excluding options to extend and apartment leases, which have terms that are generally one year or less, had remaining terms of up to 13.2 years with a weighted-average remaining term of 4.9 years. Some of the leases have provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from tenants in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash and assumed in real estate acquisitions related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $3.6 million and $3.7 million as of March 31, 2019 and December 31, 2018, respectively.
During the three months ended March 31, 2019 and 2018, the Company recognized deferred rent from tenants of $1.3 million and $0.7 million, respectively, net of lease incentive amortization. As of March 31, 2019 and December 31, 2018, the cumulative deferred rent receivable balance, including unamortized lease incentive receivables, was $11.1 million and $9.8 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $1.3 million of unamortized lease incentives as of March 31, 2019 and December 31, 2018.
As of March 31, 2019, the future minimum rental income from the Company’s properties, excluding apartment leases, under non-cancelable operating leases was as follows (in thousands):

April 1, 2019 through December 31, 2019	$40,401
2020	53,226
2021	48,885
2022	42,233
2023	36,847
Thereafter	114,555
$336,147
As of March 31, 2019, the Company’s commercial real estate properties were leased to approximately 250 tenants over a diverse range of industries and geographic areas. The Company’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Health Care and Social Services	17	$7,397	13.2%
Insurance	22	6,086	10.8%
		$13,483	24.0%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of March 31, 2019, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2019
(unaudited)

No other tenant industries accounted for more than 10% of annualized base rent. No material tenant credit issues have been identified at this time. During the three months ended March 31, 2019, the Company recorded an adjustment to rental income of $0.1 million for lease payments that were deemed not probable of collection. During the three months ended March 31, 2019 and 2018, the Company recorded bad debt recoveries of $0.2 million and $0.4 million, respectively, which were included in operating, maintenance and management expense in the accompanying consolidated statements of operations.
Geographic Concentration Risk
As of March 31, 2019, the Company’s real estate investments in California and Texas represented 17.1% and 15.4%, respectively, of the Company’s total assets.  As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the California and Texas real estate markets.  Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.
Sale of Real Estate
As of December 31, 2018 and March 31, 2019, the Company had recorded contract liabilities of $3.1 million related to deferred proceeds received from the buyers of the Park Highlands land sales and another developer for the value of land that was contributed to a master association that is consolidated by the Company, which was included in other liabilities on the accompanying consolidated balance sheets.

4.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES
As of March 31, 2019 and December 31, 2018, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Cost	$31,005	$31,584	$3,714	$3,714	$(6,519)	$(6,653)
Accumulated Amortization	(8,446)	(7,421)	(438)	(337)	1,867	1,648
Net Amount	$22,559	$24,163	$3,276	$3,377	$(4,652)	$(5,005)
Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three months ended March 31, 2019 and 2018 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended March 31,		For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2019	2018	2019	2018	2019	2018
Amortization	$(1,604)	$(1,537)	$(101)	$(44)	$353	$270

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2019
(unaudited)

Additionally, as of March 31, 2019 and December 31, 2018, the Company had recorded tax abatement intangible assets, net of amortization, on real estate held for investment, which are included in prepaid expenses and other assets in the accompanying balance sheets, of $1.4 million and $1.6 million, respectively. Also, as of December 31, 2018, the Company had recorded tax abatement intangible assets, net of amortization, on real estate held for sale, which are included in assets related to real estate held for sale, net in the accompanying balance sheets, of $2.7 million. During each of the three months ended March 31, 2019 and 2018, the Company recorded amortization expense of $0.2 million related to tax abatement intangible assets.

5.	REAL ESTATE EQUITY SECURITIES
As of March 31, 2019, the Company owned three investments in real estate equity securities. The following table sets forth the number of shares owned by the Company and the related carrying value of the shares as of March 31, 2019 and December 31, 2018 (dollars in thousands):

	March 31, 2019		December 31, 2018
Real Estate Equity Security	Number of Shares Owned	Total Carrying Value	Number of Shares Owned	Total Carrying Value
Whitestone REIT	95,160	$1,144	1,781,894	$21,846
Keppel-KBS US REIT	56,979,352	39,886	56,979,352	34,757
Franklin Street Properties Corp.	2,773,729	19,943	2,772,529	17,273
	59,848,241	$60,973	61,533,775	$73,876
During the three months ended March 31, 2019, the Company sold 1,686,734 shares of common stock of Whitestone REIT (NYSE Ticker: WSR) for an aggregate sale price of $24.1 million.
The following summarizes the portion of gain and loss for the period related to real estate equity securities held during the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Net gain (loss) recognized during the period on real estate equity securities	$11,165	$(16,011)
Less net gain recognized during the period on real estate equity securities sold during the period	(3,397)	—
Unrealized gain (loss) recognized during the reporting period on real estate equity securities still held at the end of the period	$7,768	$(16,011)
During the three months ended March 31, 2019 and 2018, the Company recognized $1.8 million and $1.1 million, respectively, of dividend income from real estate equity securities.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2019
(unaudited)

6.	REAL ESTATE DEBT SECURITIES
The information for real estate debt securities as of March 31, 2019 and December 31, 2018 is set forth below (in thousands):

Debt Securities Name	Dates Acquired	Debt Securities Type	Outstanding Principal Balance as of March 31, 2019	Book Value as of March 31, 2019	Book Value as of December 31, 2018	Contractual Interest Rate	Annualized Effective Interest Rate	Maturity Date
Battery Point Series B Preferred Units (4)	10/28/2016 / 03/30/2017 / 05/12/2017	Series B Preferred Units	$—	$—	$10,859	(1)	(1)	(1)
			$—	$—	$10,859
_____________________
(1) On March 20, 2019, the Company, through an indirect wholly owned subsidiary, entered into a redemption agreement for the Battery Point Series B Preferred Units. The redemption agreement resulted in the redemption of 13,000 Series B Preferred Units with a per-unit price of $1,000. The Company received $8.6 million, of which $0.9 million relates to accrued interest and an exit fee. In addition, the Company received 210,000 shares of Battery Point Series A-3 Preferred Units with a per-unit price of $25. The Series A-3 Preferred Units were classified as an equity investment without a readily determinable fair value (see note 12 “Investment in Unconsolidated Joint Ventures” for further information).
The following summarizes the activity related to real estate debt securities for the three months ended March 31, 2019 (in thousands):

Real estate debt securities - December 31, 2018	$10,859
Principal repayment of Series B Preferred Units	(7,750)
Redemptions of Series B Preferred Units in exchange for Series A-3 Preferred Units	(2,992)
Receipt of deferred interest receivable	(130)
Deferred interest receivable	4
Accretion of commitment fee, net of closing costs	9
Real estate debt securities - March 31, 2019	$—
For the three months ended March 31, 2019 and 2018, interest income from real estate debt securities consisted of the following (in thousands):

	Three Months Ended March 31,
	2019	2018
Contractual interest income	$356	$394
Interest accretion	4	96
Accretion of commitment fee, net of closing costs and acquisition fee	9	11
Interest income from real estate debt securities	$369	$501

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2019
(unaudited)

7.	REAL ESTATE SALES
During the three months ended March 31, 2019, the Company disposed of one apartment property. During the year ended December 31, 2018, the Company disposed of one office building and one office/flex/industrial portfolio consisting of 21 buildings.
On November 12, 2013, the Company, through an indirect wholly owned subsidiary, and EE 424 Bedford OM, LLC entered into an agreement to form a joint venture (the “424 Bedford Joint Venture”), and on January 31, 2014, the 424 Bedford Joint Venture acquired an apartment building containing 66 units in Brooklyn, New York (“424 Bedford”). On January 11, 2019, the 424 Bedford Joint Venture sold 424 Bedford to a purchaser unaffiliated with the Company or the Advisor, for $43.8 million before closing costs and credits. The carrying value of 424 Bedford as of the disposition date was $34.0 million, which was net of $5.3 million of accumulated depreciation and amortization. The Company recognized a gain on sale of $7.6 million related to the disposition of 424 Bedford.
The following summary presents the major components of assets and liabilities related to real estate held for sale as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Assets related to real estate held for sale
Real estate, cost	$—	$34,793
Accumulated depreciation and amortization	—	(3,541)
Real estate, net	—	31,252
Other assets	—	2,746
Total assets related to real estate held for sale	$—	$33,998
Liabilities related to real estate held for sale
Notes payable, net	—	22,845
Total liabilities related to real estate held for sale	$—	$22,845
The operations of these properties and gain on sales are included in continuing operations on the accompanying statements of operations. The following table summarizes certain revenue and expenses related to these properties for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Revenues
Rental income	$121	$5,221
Total revenues	$121	$5,221
Expenses
Operating, maintenance, and management	$(83)	$1,118
Real estate taxes and insurance	(67)	447
Asset management fees to affiliate	76	462
Depreciation and amortization	15	2,623
Interest expense	35	1,497
Total expenses	$(24)	$6,147

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2019
(unaudited)

8.	NOTES AND BONDS PAYABLE
As of March 31, 2019 and December 31, 2018, the Company’s notes and bonds payable, including notes payable related to real estate held for sale, consisted of the following (dollars in thousands):

	Book Value as of March 31, 2019	Book Value as of December 31, 2018	Contractual Interest Rate as of March 31, 2019 (1)	Effective Interest Rate at March 31, 2019 (1)	Payment Type	Maturity Date (2)
Richardson Portfolio Mortgage Loan	$36,000	$36,000	One-Month LIBOR + 2.50%	4.99%	Interest Only (3)	11/01/2021
Park Centre Mortgage Loan	8,035	8,404	One-Month LIBOR + 2.25%	4.74%	Principal & Interest	07/01/2019
Burbank Collection Mortgage Loan	10,656	10,716	One-Month LIBOR + 2.35%	4.85%	Principal & Interest	09/30/2019
1180 Raymond Mortgage Loan	30,542	30,637	One-Month LIBOR + 2.25%	4.74%	Principal & Interest	12/01/2019
1180 Raymond Bond Payable	6,230	6,280	6.50%	6.50%	Principal & Interest	09/01/2036
424 Bedford Mortgage Loan (4)	—	23,710	(4)	(4)	(4)	(4)
KBS SOR (BVI) Holdings, Ltd. Series A Debentures (5)	213,630	259,516	4.25%	4.25%	(5)	03/01/2023
Crown Pointe Mortgage Loan	51,171	51,171	One-Month LIBOR + 2.60%	5.09%	Interest Only	02/13/2020
125 John Carpenter Mortgage Loan	53,204	53,204	One-Month LIBOR + 1.75%	4.24%	Interest Only	10/01/2022
City Tower Mortgage Loan	89,000	89,000	One-Month LIBOR + 1.55%	4.04%	Interest Only	03/05/2021
The Marq Mortgage Loan	53,408	50,800	One-Month LIBOR + 1.55%	4.04%	Interest Only	06/06/2021
Eight & Nine Corporate Centre Mortgage Loan	43,880	43,880	One-Month LIBOR + 1.60%	4.09%	Interest Only	06/08/2021
Total Notes and Bonds Payable principal outstanding	595,756	663,318
Net Premium/(Discount) on Notes and Bonds Payable (6)	862	198
Deferred financing costs, net	(7,010)	(8,044)
Total Notes and Bonds Payable, net	$589,608	$655,472
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of March 31, 2019. Effective interest rate is calculated as the actual interest rate in effect as of March 31, 2019 (consisting of the contractual interest rate and contractual floor rates), using interest rate indices at March 31, 2019, where applicable.
(2) Represents the initial maturity date or the maturity date as extended as of March 31, 2019; subject to certain conditions, the maturity dates of certain loans may be extended beyond the date shown.
(3) Represents the payment type required under the loan as of March 31, 2019. Certain future monthly payments due under this loan also include amortizing principal payments. For more information of the Company’s contractual obligations under its notes and bonds payable, see five-year maturity table below.
(4) On January 11, 2019, in connection with the disposition of 424 Bedford, the buyer assumed the mortgage loan secured by 424 Bedford with an outstanding principal balance of $23.7 million at the time of the sale.
(5) See “ – Israeli Bond Financing” below.
(6) Represents the unamortized premium/discount on notes and bonds payable due to the above- and below-market interest rates when the debt was assumed. The discount/premium is amortized over the remaining life of the notes and bonds payable.
During the three months ended March 31, 2019 and 2018, the Company incurred $7.2 million and $6.6 million, respectively, of interest expense. Included in interest expense for the three months ended March 31, 2019 and 2018 was $0.9 million and $0.8 million, respectively, of amortization of deferred financing costs. Additionally, during the three months ended March 31, 2019 and 2018 , the Company capitalized $0.7 million and $0.6 million, respectively, of interest related to its investments in undeveloped land.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2019
(unaudited)

As of March 31, 2019 and December 31, 2018, the Company’s interest payable was $2.3 million and $5.2 million, respectively.
The following is a schedule of maturities, including principal amortization payments, for all notes and bonds payable outstanding as of March 31, 2019 (in thousands):

April 1, 2019 through December 31, 2019	$49,383
2020	104,932
2021	275,773
2022	106,851
2023	53,662
Thereafter	5,155
$595,756
The Company’s notes payable contain financial debt covenants. As of March 31, 2019, the Company was in compliance with all of these debt covenants.
Israeli Bond Financing
On March 2, 2016, KBS Strategic Opportunity BVI, a wholly owned subsidiary of the Company, filed a final prospectus with the Israel Securities Authority for a proposed offering of up to 1,000,000,000 Israeli new Shekels of the Debentures at an annual interest rate not to exceed 4.25%. On March 1, 2016, KBS Strategic Opportunity BVI commenced the institutional tender of the Debentures and accepted application for 842.5 million Israeli new Shekels. On March 7, 2016, KBS Strategic Opportunity BVI commenced the public tender of the Debentures and accepted 127.7 million Israeli new Shekels.  In the aggregate, KBS Strategic Opportunity BVI accepted 970.2 million Israeli new Shekels (approximately $249.2 million as of March 8, 2016) in both the institutional and public tenders at an annual interest rate of 4.25%.  KBS Strategic Opportunity BVI issued the Debentures on March 8, 2016. The terms of the Debentures require five equal annual installment principal payments on March 1st of each year from 2019 to 2023. On March 1, 2019, the Company paid the first principal installment payment of 194.0 million Israeli new Shekels (approximately $53.6 million as of March 1, 2019). As of March 31, 2019, the Company had one foreign currency collar for an aggregate notional amount of 776.2 million Israeli new Shekels to hedge its exposure to foreign currency exchange rate movements. See note 9, “Derivative Instruments” for a further discussion on the Company’s foreign currency collar.
The deed of trust that governs the terms of the Debentures contains various financial covenants. As of March 31, 2019, the Company was in compliance with all of these financial debt covenants.

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
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2019
(unaudited)

The following table summarizes the notional amount and other information related to the Company’s foreign currency collar as of March 31, 2019 and December 31, 2018. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (currency in thousands):

	March 31, 2019			December 31, 2018			Strike Price	Trade Date	Maturity Date
Derivative Instruments	Number of Instruments	Notional Amount		Number of Instruments	Notional Amount
Derivative instruments not designated as hedging instruments
Foreign currency collar	1	776,182	ILS	—	—		3.49 - 3.62 ILS - USD	02/27/2019	08/23/2019
Foreign currency collar	—	—		1	776,182	ILS	3.54 - 3.66 ILS - USD	08/20/2018	02/28/2019
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
As of March 31, 2019, the Company had entered into two interest rate caps, which were not designated as a hedging instruments. The following table summarizes the notional amounts and other information related to the Company’s derivative instruments as of March 31, 2019. The notional amount is an indication of the extent of the Company’s involvement in the instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

Derivative Instrument	Effective Date	Maturity Date	Notional Value	Reference Rate
Interest rate cap	02/21/2017	02/13/2020	$46,875	One-month LIBOR at 3.00%
Interest rate cap	04/02/2018	03/05/2021	$77,513	One-month LIBOR at 3.50%
The following table sets forth the fair value of the Company’s derivative instruments as well as their classification on the consolidated balance sheets as of March 31, 2019 and December 31, 2018 (dollars in thousands):

		March 31, 2019		December 31, 2018
Derivative Instruments	Balance Sheet Location	Number of Instruments	Fair Value	Number of Instruments	Fair Value
Derivative instruments not designated as hedging instruments
Interest rate caps	Prepaid expenses and other assets	2	$4	2	$34
Foreign currency collar	Other liabilities	1	$(1,405)	1	$(4,393)
The change in fair value of foreign currency options and collars that are not designated as cash flow hedges are recorded as foreign currency transaction gains or losses in the accompanying consolidated statements of operations. During the three months ended March 31, 2019, the Company recognized a $3.0 million gain related to the foreign currency collars, which is shown net against $5.8 million of foreign currency transaction loss in the accompanying consolidated statements of operations as foreign currency transaction loss, net. During the three months ended March 31, 2018, the Company recognized a $2.0 million loss related to a foreign currency option, which is shown net against $1.0 million of foreign currency transaction gain in the accompanying consolidated statements of operations as foreign currency transaction loss, net.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2019
(unaudited)

During the three months ended March 31, 2019, the Company recorded an unrealized loss of $30,000 on interest rate caps, which was included in interest expense on the accompanying consolidated statements of operations. During the three months ended March 31, 2018, the Company recorded an unrealized gain of $31,000 on interest rate caps, which was included as an offset to interest expense on the accompanying consolidated statements of operations.

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
Real estate equity securities: The Company’s real estate equity securities are presented at fair value on the accompanying consolidated balance sheet. The fair values of the real estate equity securities were based on quoted prices in an active market on a major stock exchange. The Company classifies these inputs as Level 1 inputs.
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
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2019
(unaudited)

Notes and bonds payable: The fair values of the Company’s notes and bonds payable are estimated using a discounted cash flow analysis based on management’s estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio, type of collateral and other credit enhancements. Additionally, when determining the fair value of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available, the Company measures fair value using (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as assets or (ii) another valuation technique that is consistent with the principles of fair value measurement, such as the income approach or the market approach. The Company classifies these inputs as Level 3 inputs. The Company’s bonds issued in Israel are publicly traded on the Tel-Aviv Stock Exchange. The Company used the quoted price as of March 31, 2019 for the fair value of its bonds issued in Israel. The Company classifies this input as a Level 1 input.
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
The following were the face values, carrying amounts and fair values of the Company’s financial instruments as of March 31, 2019 and December 31, 2018, which carrying amounts do not approximate the fair values (in thousands):

	March 31, 2019			December 31, 2018
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Real estate debt securities (1)	$—	$—	$—	$13,000	$10,859	$10,859
Financial liabilities:
Notes and bond payable	$382,126	$380,029	$385,153	$403,802	$400,470	$407,449
KBS SOR (BVI) Holdings, Ltd. Series A Debentures	$213,630	$209,579	$213,301	$259,516	$255,002	$255,814
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
As of March 31, 2019, the Company measured the following assets at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Real estate equity securities	$60,973	$60,973	$—	$—
Asset derivative - interest rate caps	$4	$—	$4	$—
Liability derivative - foreign currency collar	$(1,405)	$—	$(1,405)	$—

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2019
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
During the three months ended March 31, 2019 and 2018, no other business transactions occurred between the Company and these other KBS-sponsored programs.
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three months ended March 31, 2019 and 2018, respectively, and any related amounts payable as of March 31, 2019 and December 31, 2018 (in thousands):

	Incurred		Payable as of
	Three Months Ended March 31,		March 31, 2019	December 31, 2018
	2019	2018
Expensed
Asset management fees	$1,891	$1,825	$—	$—
Reimbursable operating expenses (1)	89	83	82	29
Disposition fees (2)	394	—	—	—
Capitalized
Acquisition fees on real estate	—	2,360	—	—
Acquisition fees on real estate equity securities	—	148	—	7
	$2,374	$4,416	$82	$36

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2019
(unaudited)

_____________________
(1) The Advisor may seek reimbursement for certain employee costs under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $71,000 and $83,000 for the three months ended March 31, 2019 and 2018, respectively, and were the only employee costs reimbursed under the Advisory Agreement during these periods. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company’s direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company.
(2) Disposition fees with respect to real estate sold are included in the gain on sale of real estate in the accompanying consolidated statements of operations.
On November 8, 2017, the Company sold 11 of its properties to various subsidiaries of Keppel-KBS US REIT (the “SREIT”). On November 30, 2018, the Company sold a portfolio of 21 office/flex/industrial buildings to the SREIT. The SREIT is externally managed by a joint venture (the “Manager”) between (i) an entity in which Keith D. Hall, the Company’s Chief Executive Officer and a director, and Peter McMillan III, the Company’s President and Chairman of the board of directors, have an indirect ownership interest and (ii) Keppel Capital Holding Pte. Ltd., which is not affiliated with the Company. The SREIT is expected to pay certain purchase and sale commissions and asset management fees to the Manager in exchange for the provision of certain management services.
On March 20, 2019, Pacific Oak Battery Point Holdings, LLC, a real estate asset management company formed in 2019, and its family of companies (collectively, “Pacific Oak”), acquired all the common equity interests in BPT Holdings, LLC (“Battery Point Holdings”). Battery Point Holdings owns (a) the common stock in Battery Point Trust, Inc. (“Battery Point”), (b) all the service entities that provide advisory, servicing and property management services to Battery Point Holdings generally named “DayMark”, and (c) 40% of additional DayMark entities that purchase, renovate, lease and sell single-family residential homes to Battery Point. As owner of Battery Point Holdings, Pacific Oak will be responsible for funding the ongoing operations of Battery Point Holdings and its subsidiaries. The affiliated DayMark service entities will be paid annual asset management fees equal to 1.5% of the gross asset value of Battery Point, annual property management fees equal to 8% of tenants’ rents received by Battery Point, and acquisition fees of 1% of the gross purchase price of properties acquired. The affiliated DayMark service entities will also receive fees from tenants upon execution of leases and a 1% commission from sellers of properties into the program, if it acts as the broker for the seller.
Pacific Oak is a group of companies founded and owned by Keith D. Hall, the Company’s Chief Executive Officer and a director, and Peter McMillan III, the Company’s President and Chairman of the Board of Directors. As of March 31, 2019, the Company had 210,000 shares of Battery Point Series A-3 Preferred Units with a per-unit price of $25.

12.	INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
As of March 31, 2019 and December 31, 2018, the Company’s investments in unconsolidated joint ventures were composed of the following (dollars in thousands):

	Number of Properties at March 31, 2019			Investment Balance at
Joint Venture		Location	Ownership %	March 31, 2019	December 31, 2018
NIP Joint Venture	2	Various	Less than 5.0%	$1,476	$1,476
110 William Joint Venture	1	New York, New York	60.0%	—	325
353 Sacramento Joint Venture	1	San Francisco, California	55.0%	42,905	43,068
Battery Point Series A-3 Preferred Units	N/A	N/A	N/A	2,992	—
				$47,373	$44,869

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2019
(unaudited)

Investment in National Industrial Portfolio Joint Venture
On May 18, 2012, the Company, through an indirect wholly owned subsidiary, entered into a joint venture (the “NIP Joint Venture”) with OCM NIP JV Holdings, L.P. and HC KBS NIP JV, LLC (“HC-KBS”). The NIP Joint Venture has invested in a portfolio of industrial properties. The Company made an initial capital contribution of $8.0 million, which represents less than a 5.0% ownership interest in the NIP Joint Venture as of March 31, 2019.
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
During the three months ended March 31, 2019, the Company did not receive any distributions related to its investment in the NIP Joint Venture. During the three months ended March 31, 2018, the Company received a distribution of $0.4 million related to its investment in the NIP Joint Venture. The Company recognized $0.1 million of income distributions and $0.3 million of return of capital from the NIP Joint Venture.
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
As of December 31, 2018, the book value of the Company’s investment in the 110 William Joint Venture was $0.3 million, which includes $1.4 million of unamortized acquisition fees and expenses incurred directly by the Company. During the three months ended March 31, 2018, the Company recorded $1.5 million equity in loss from the 110 William Joint Venture. During the three months ended March 31, 2018, the Company did not receive any distributions related to its investment in the 110 William Joint Venture.
As of March 31, 2019, the book value of the Company’s investment in the 110 William Joint Venture was $0. During the three months ended March 31, 2019, the Company recorded $7.5 million equity in income from the 110 William Joint Venture, which includes a $7.8 million gain related to a distribution received, net of the Company’s share of net losses of $0.3 million. During the three months ended March 31, 2019, the 110 William Joint Venture made a $7.8 million distribution to the Company and a $5.2 million distribution to the 110 William JV Partner funded with proceeds from the 110 William refinancing (discussed below). The distribution exceeded the book value of the Company’s investment in the 110 William Joint Venture, and the Company recorded the $7.8 million distribution as a gain included in equity in income of unconsolidated joint ventures during the three months ended March 31, 2019. This gain was recorded because the Company determined that the distribution is not refundable and it does not have an implicit or explicit commitment to fund the 110 William Joint Venture. The Company will suspend the equity method of accounting and will not record the Company's share of losses and will not record the Company's share of any subsequent income for the 110 William Joint Venture until the Company’s share of net income exceeds the gain recorded and the Company’s share of the net losses not recognized during the period the equity method was suspended.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2019
(unaudited)

Summarized financial information for the 110 William Joint Venture follows (in thousands):

	March 31, 2019	December 31, 2018
Assets:
Real estate assets, net of accumulated depreciation and amortization	$239,748	$235,613
Other assets	28,379	37,337
Total assets	$268,127	$272,950
Liabilities and equity:
Notes payable, net	$276,215	$267,311
Other liabilities	9,616	7,485
Partners’ deficit	(17,704)	(1,846)
Total liabilities and equity	$268,127	$272,950

	Three Months Ended March 31,
	2019	2018
Revenues	$8,259	$9,809
Expenses:
Operating, maintenance, and management	2,171	2,466
Real estate taxes and insurance	1,706	1,635
Depreciation and amortization	2,665	4,219
Interest expense	4,608	4,117
Total expenses	11,150	12,437
Total other income	33	13
Net loss	$(2,858)	$(2,615)
Company’s share of net loss (1)	$(1,715)	$(1,569)
_____________________
(1) During the three months ended March 31, 2019, the Company recorded a $0.3 million of net losses in equity in income of unconsolidated joint ventures and suspended the recording of the Company’s remaining share of net losses.
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
The 110 William Street Mortgage Loan and the 110 William Street Mezzanine Loan mature on April 9, 2021, with three one-year extension options. The 110 William Street Mortgage Loan bears interest at a rate of the greater of (a) 3.5% or (b) 150 basis points over one-month LIBOR. The 110 William Street Mezzanine Loan bears interest at a rate of the greater of (a) 6.9% or (b) 490 basis points over one-month LIBOR. The 110 William Joint Venture entered into an interest rate cap that effectively limits one-month LIBOR at 3.75% on $348.5 million, effective March 7, 2019 through March 15, 2021. The 110 William Street Mortgage Loan and the 110 William Street Mezzanine Loan have monthly payments that are interest-only with the entire unpaid principal balance and all outstanding interest and fees due at maturity. The 110 William Joint Venture has the right to prepay the loans at any time in whole, but not in part, subject to a prepayment fee if prepaid prior to May 9, 2020 and subject to certain other conditions contained in the loan documents. At closing, $210.8 million of the Senior Mortgage Loan and $70.3 million of the 110 William Street Mezzanine Loan was funded with $4.7 million of the Senior Mortgage Loan, $45.9 million of the Building Loan and $16.8 million of the 110 William Street Mezzanine Loan available for future funding, subject to certain terms and conditions contained in the loan documents.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2019
(unaudited)

Investment in 353 Sacramento Joint Venture
On July 6, 2017, the Company, through an indirect wholly owned subsidiary, entered into an agreement with the Migdal Members to form a joint venture (the “353 Sacramento Joint Venture”). On July 6, 2017, the Company sold a 45% equity interest in an entity that owns an office building containing 284,751 rentable square feet located on approximately 0.35 acres of land in San Francisco, California (“353 Sacramento”) to the Migdal Members. The sale resulted in 353 Sacramento being owned by the 353 Sacramento Joint Venture, in which the Company indirectly owns 55% of the equity interests and the Migdal Members indirectly own 45% in the aggregate of the equity interests.
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
During the three months ended March 31, 2019 and 2018, the Company did not receive any distributions related to its investment in the 353 Sacramento Joint Venture.
Summarized financial information for the 353 Sacramento Joint Venture follows (in thousands):

	March 31, 2019	December 31, 2018
Assets:
Real estate assets, net of accumulated depreciation and amortization	$180,168	$180,852
Other assets	12,520	13,123
Total assets	$192,688	$193,975
Liabilities and equity:
Notes payable, net	$108,810	$105,593
Other liabilities	6,719	10,863
Partners’ capital	77,159	77,519
Total liabilities and equity	$192,688	$193,975

	Three Months Ended March 31,
	2019	2018
Revenues	$4,157	$2,669
Expenses:
Operating, maintenance, and management	831	878
Real estate taxes and insurance	700	612
Depreciation and amortization	1,567	1,450
Interest expense	1,419	1,239
Total expenses	4,517	4,179
Net loss	(360)	(1,510)
Company’s equity in loss of unconsolidated joint venture	$(163)	$(798)

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2019
(unaudited)

Battery Point Series A-3 Preferred Units
Beginning October 28, 2016, the Company invested in Battery Point Series B Preferred Units which were classified as real estate debt securities on the Company’s accompanying balance sheets (see note 6 “Real Estate Debt Securities” for further information).  On March 20, 2019, the Company, through an indirect wholly owned subsidiary, entered into a redemption agreement for the Battery Point Series B Preferred Units. The redemption agreement resulted in the redemption of the Company’s entire investment of 13,000 Series B Preferred Units with a per-unit price of $1,000 with an aggregate outstanding principal balance of $13 million. The Company received a principal paydown of $7.7 million plus accrued interest and an exit fee.  In addition, the Company received 210,000 shares of Battery Point Series A-3 Preferred Units with a per-unit price of $25 with an aggregate face amount of $5.3 million. The Battery Point Series A-3 Preferred Units are entitled to a monthly dividend based on an annual rate of 7.5%. The annual dividend rate increases to 10% for the Battery Point Series A-3 Preferred Units not redeemed by February 28, 2020 and to 11% for the Battery Point Series A-3 Preferred Units not redeemed by February 28, 2021. On each monthly dividend payment date, Battery Point has the obligation to use 20% of the net proceeds of any and all future equity capital raising to redeem the Series A-3 Preferred Units. The Battery Point Series A-3 Preferred Units are redeemable at any time by Battery Point and holders of Series A-3 Preferred Shares may elect to redeem their units beginning on February 28, 2021, subject to Battery Point’s board of directors’ determination that the company has sufficient cash.
The Company does not have a unilateral right to redeem the Battery Point Series A-3 Preferred Units on a stated redemption date, therefore the Company classified the Series A-3 Preferred Units as an equity investment without a readily determinable fair value.  In accordance with FASB ASC 321, Investments - Equity Securities, the Company may elect to measure an equity investment without a readily determinable value that does not qualify for the practical expedient to estimate fair value using the net asset value per share, at its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.  The Company elected to measure its investment in the Battery Point Series A-3 Preferred Units in accordance with the above accounting guidance and recorded its investment in the Battery Point Series A-3 Preferred Units as of March 31, 2019, at a carrying value of $3.0 million.

13.	SUPPLEMENTAL CASH FLOW AND SIGNIFICANT NONCASH TRANSACTION DISCLOSURES
Supplemental cash flow and significant noncash transaction disclosures were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Supplemental Disclosure of Cash Flow Information:
Interest paid, net of capitalized interest of $694 and $650 for the three months ended March 31, 2019 and 2018, respectively	$9,127	$8,460
Supplemental Disclosure of Significant Noncash Transactions:
Accrued improvements to real estate	5,108	6,019
Mortgage loan assumed by buyer in connection with sale of real estate	23,663	—
Redeemable common stock payable	7,742	—
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	286	479
Distributions paid to common stockholders through common stock issuances pursuant to the December 2017 special dividend	—	150,299
Redemption of Series B Preferred Units in exchange for Series A-3 Preferred Units	2,992	—

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2019
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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Although there can be no assurance, the Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations as of March 31, 2019. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities.
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
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2019
(unaudited)

On April 4, 2018, the Company’s stockholders approved the acceleration of the payment of such incentive compensation, subject to certain conditions. Such accelerated payment would require approval by a special committee of the Company’s board of directors in connection with the anticipated conversion of the Company into a net asset value REIT. The Advisor estimated the fair value of this liability to be as much as $43 million as of March 31, 2019, based on a hypothetical liquidation of the assets and liabilities at their estimated fair values, after considering the impact of any potential closing costs and fees related to the disposition of real estate properties. The fair value of the Incentive Fee liability as of March 31, 2019 is based on the estimated fair values of the Company’s assets and liabilities as of that date and changes to the fair values of assets and liabilities could have a material impact to the Incentive Fee calculation. The Incentive Fee is not currently payable to the Advisor, as it remains subject to further approval by the special committee and the Company’s conversion to a perpetual-life NAV REIT, and there is no guarantee that it will ever be payable.

15.	SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Probable Real Estate Acquisition
Georgia 400 Center
On May 1, 2019, the Company, through an indirect wholly owned subsidiary (the “Buyer”), entered into a purchase and sale agreement to purchase an office property consisting of three buildings containing an aggregate of 416,463 rentable square feet located on an aggregate of 24.4 acres of land in Alpharetta, Georgia (“Georgia 400 Center”). On April 12, 2019, the Advisor entered into a purchase and sale agreement to purchase Georgia 400 Center and on May 1, 2019, the Advisor subsequently assigned the purchase and sale agreement, as amended, to the Buyer for $1.0 million, which is the amount of the initial deposit paid by the Advisor. The seller is not affiliated with the Company or the Advisor.
Pursuant to the purchase and sale agreement, the Company would be obligated to purchase the property only after satisfactory completion of agreed upon closing conditions. There can be no assurance that the Company will complete the acquisition. In some circumstances, if the Company fails to complete the acquisition, it may forfeit up to $3.0 million of earnest money. The contractual purchase price of Georgia 400 Center is $91.0 million plus closing costs. Georgia 400 Center was built between 1998 and 2001 and is currently 85% leased to 31 tenants.
Distribution Declared
On May 13, 2019, the Company’s board of directors authorized a distribution in the amount of $0.00860000 per share of common stock to stockholders of record as of the close of business on June 14, 2019. The Company expects to pay this distribution on or about June 19, 2019.

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

•
We have focused, and may continue to focus, our investments in non-performing real estate and real estate-related loans, real estate-related loans secured by non-stabilized assets and real estate-related securities, which involve more risk than investments in performing real estate and real estate-related assets

All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission (the “SEC”).

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
On January 8, 2009, we filed a registration statement on Form S-11 with the SEC to offer a minimum of 250,000 shares and a maximum of 140,000,000 shares of common stock for sale to the public, of which 100,000,000 shares were registered in our primary offering and 40,000,000 shares were registered under our dividend reinvestment plan. We ceased offering shares of common stock in our primary offering on November 14, 2012. We sold 56,584,976 shares of common stock in the primary offering for gross offering proceeds of $561.7 million. We continue to offer shares of common stock under the dividend reinvestment plan. As of March 31, 2019, we had sold 6,772,410 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $75.7 million. Also as of March 31, 2019, we had redeemed 23,045,646 of the shares sold in our offering for $277.9 million. As of March 31, 2019, we had issued 25,976,746 shares of common stock in connection with special dividends. Additionally, on December 29, 2011 and October 23, 2012, we issued 220,994 shares and 55,249 shares of common stock, respectively, for $2.0 million and $0.5 million, respectively, in private transactions exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.
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
As of March 31, 2019, we consolidated six office properties, one office portfolio consisting of four office buildings and 14 acres of undeveloped land, one retail property, one apartment property and three investments in undeveloped land with approximately 1,000 developable acres and owned four investments in unconsolidated joint ventures and three investments in real estate equity securities.
Market Outlook – Real Estate and Real Estate Finance Markets
Volatility in global financial markets and changing political environments can cause fluctuations  in the performance of the U.S. commercial real estate markets.  Possible future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in decreases in cash flows from investment properties. To the extent there are increases in the cost of financing due to higher interest rates, this may cause difficulty in refinancing debt obligations at terms as favorable as the terms of existing indebtedness. Further, increases in interest rates would increase the amount of our debt payments on our variable rate debt to the extent the interest rates on such debt are not limited by interest rate caps. Market conditions can change quickly, potentially negatively impacting the value of real estate investments. Management continuously reviews our investment and debt financing strategies to optimize our portfolio and the cost of our debt exposure.

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
We sold 56,584,976 shares of common stock in the primary portion of our initial public offering for gross offering proceeds of $561.7 million. We ceased offering shares in the primary portion of our initial public offering on November 14, 2012. We continue to offer shares of common stock under the dividend reinvestment plan. As of March 31, 2019, we had sold 6,772,410 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $75.7 million. To date, we have invested all of the net proceeds from our initial public offering in real estate and real estate-related investments. We intend to use our cash on hand, proceeds from asset sales, proceeds from debt financing, cash flow generated by our real estate operations and real estate-related investments and proceeds from our dividend reinvestment plan as our primary sources of immediate and long-term liquidity.
Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures and corporate general and administrative expenses.  Cash flow from operations from our real estate investments is primarily dependent upon the occupancy levels of our properties, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures.  As of March 31, 2019, our office and retail properties were collectively 74% occupied and our apartment property was 94% occupied.
Investments in real estate equity securities generate cash flow in the form of dividend income, which is reduced by asset management fees. As of March 31, 2019, we had three investments in real estate equity securities outstanding with a total carrying value of $61.0 million.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee of our board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expense reimbursements for the four fiscal quarters ended March 31, 2019 did not exceed the charter-imposed limitation.
For the three months ended March 31, 2019, our cash needs for capital expenditures, redemptions of common stock and debt servicing were met with proceeds from dispositions of real estate and undeveloped land, proceeds from debt financing, proceeds from our dividend reinvestment plan and cash on hand. Operating cash needs during the same period were met through cash flow generated by our real estate and real estate-related investments and cash on hand. As of March 31, 2019, we had outstanding debt obligations in the aggregate principal amount of $595.8 million, with a weighted-average remaining term of 2.3 years. As of March 31, 2019, we had a total of $154.0 million of debt obligations scheduled to mature within 12 months of that date. We plan to exercise our extension options available under our loan agreements or pay down or refinance the related notes payable prior to their maturity dates.
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

Cash Flows from Operating Activities
As of March 31, 2019, we consolidated six office properties, one office portfolio consisting of four office buildings and 14 acres of undeveloped land, one retail property, one apartment property and three investments in undeveloped land with approximately 1,000 developable acres and owned four investments in unconsolidated joint ventures and three investments in real estate equity securities. During the three months ended March 31, 2019, net cash used in operating activities was $7.6 million. We expect that our cash flows from operating activities will increase in future periods as a result of leasing additional space that is currently unoccupied and anticipated future acquisitions of real estate and real estate-related investments. However, our cash flows from operating activities may decrease to the extent that we dispose of additional assets.
Cash Flows from Investing Activities
Net cash provided by investing activities was $49.4 million for the three months ended March 31, 2019 and primarily consisted of the following:

•	Proceeds from the sale of real estate equity securities of $24.1 million;

•	Proceeds from the sale of one apartment property of $17.9 million;

•	Improvements to real estate of $8.1 million;

•	Distribution of capital from an unconsolidated joint venture of $7.8 million; and

•	Proceeds from the principal repayment on real estate debt securities of $7.8 million.
Cash Flows from Financing Activities
Net cash used in financing activities was $54.4 million for the three months ended March 31, 2019 and consisted primarily of the following:

•
$51.7 million of net cash provided by debt and other financings as a result of proceeds from notes payable of $2.6 million, partially offset by principal payments on notes and bonds payable of $54.3 million;

•	$2.5 million of cash used for redemptions of common stock;

•	$1.8 million of net cash provided by the issuance of $1.9 million of preferred membership units of our subsidiary, partially offset by sale commissions and other costs of $0.1 million;

•	$1.7 million of distributions to noncontrolling interests; and

•	$0.3 million of net cash distributions to stockholders, after giving effect to distributions reinvested by stockholders of $0.3 million.
In order to execute our investment strategy, we utilize secured debt and we may, to the extent available, utilize unsecured debt, to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinancing and interest risks, are properly balanced with the benefit of using leverage. There is no limitation on the amount we may borrow for any single investment. Our charter limits our total liabilities such that our total liabilities may not exceed 75% of the cost of our tangible assets; however, we may exceed that limit if a majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our common stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of March 31, 2019, our borrowings and other liabilities were approximately 66% of the cost (before depreciation and other noncash reserves) and 65% of the book value (before depreciation) of our tangible assets.
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
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of March 31, 2019 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2019	2020-2021	2022-2023	Thereafter
Outstanding debt obligations (1)	$595,756	$49,383	$380,705	$160,513	$5,155
Interest payments on outstanding debt obligations (2)	57,612	19,116	30,671	5,395	2,430
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts, maturity dates, foreign currency rates and interest rates in effect at March 31, 2019. We incurred interest expense of $7.0 million, excluding amortization of deferred financing costs of $0.9 million and including interest capitalized of $0.7 million, for the three months ended March 31, 2019.

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
On April 4, 2018, our stockholders approved the acceleration of the payment of such incentive compensation, subject to certain conditions. Such accelerated payment would require approval by a special committee of our board of directors in connection with our anticipated conversion into a net asset value REIT. Our advisor estimated the fair value of this liability to be as much as $43 million as of March 31, 2019, based on a hypothetical liquidation of the assets and liabilities at their estimated fair values, after considering the impact of any potential closing costs and fees related to the disposition of real estate properties. The fair value of the Incentive Fee liability as of March 31, 2019 is based on the estimated fair values of our assets and liabilities as of that date and changes to the fair values of assets and liabilities could have a material impact to the Incentive Fee calculation. The Incentive Fee is not currently payable to our advisor, as it remains subject to further approval by the special committee and our conversion to a perpetual-life NAV REIT, and there is no guarantee that it will ever be payable.
Results of Operations
Overview
As of March 31, 2018, we consolidated six office properties, one office portfolio consisting of four office buildings and 14 acres of undeveloped land, one office/flex/industrial portfolio consisting of 21 buildings, one retail property, two apartment properties and three investments in undeveloped land with approximately 1,100 developable acres and owned three investments in unconsolidated joint ventures, an investment in real estate debt securities and three investments in real estate equity securities. As of March 31, 2019, we consolidated six office properties, one office portfolio consisting of four office buildings and 14 acres of undeveloped land, one retail property, one apartment property and three investments in undeveloped land with approximately 1,000 developable acres and owned four investments in unconsolidated joint ventures and three investments in real estate equity securities. Our results of operations for the three months ended March 31, 2019 may not be indicative of those in future periods due to acquisition and disposition activities. Additionally, the occupancy in our properties has not been stabilized. As of March 31, 2019, our office and retail properties were collectively 74% occupied and our apartment property was 94% occupied. However, due to the amount of near-term lease expirations, we do not put significant emphasis on quarterly changes in occupancy (positive or negative) in the short run. Our underwriting and valuations are generally more sensitive to “terminal values” that may be realized upon the disposition of the assets in the portfolio and less sensitive to ongoing cash flows generated by the portfolio in the years leading up to an eventual sale. There are no guarantees that occupancies of our assets will increase, or that we will recognize a gain on the sale of our assets. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of leasing additional space and acquiring additional assets but decrease due to disposition activity.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparison of the three months ended March 31, 2019 versus the three months ended March 31, 2018
The following table provides summary information about our results of operations for the three months ended March 31, 2019 and 2018 (dollar amounts in thousands):

	Three Months Ended March 31,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions/ Dispositions (1)	$ Change Due to Investments Held Throughout Both Periods (2)
	2019	2018
Rental income	$18,373	$17,349	$1,024	6%	$729	$295
Other operating income	1,393	735	658	90%	670	(12)
Interest income from real estate debt securities	369	501	(132)	(26)%	(132)	—
Dividend income from real estate equity securities	1,776	1,051	725	69%	725	—
Operating, maintenance, and management costs	6,271	5,487	784	14%	696	88
Real estate taxes and insurance	2,977	2,339	638	27%	318	320
Asset management fees to affiliate	1,891	1,825	66	4%	48	18
General and administrative expenses	1,533	2,052	(519)	(25)%	n/a	n/a
Foreign currency transaction loss, net	2,816	997	1,819	182%	n/a	n/a
Depreciation and amortization	7,681	7,265	416	6%	288	128
Interest expense	7,168	6,591	577	9%	401	176
Income from unconsolidated joint venture	—	53	(53)	(100)%	—	(53)
Equity in income (loss) of unconsolidated joint ventures, net	7,312	(2,378)	9,690	(407)%	—	9,690
Other interest income	690	930	(240)	(26)%	n/a	n/a
Gain (loss) on real estate equity securities	11,165	(16,011)	27,176	(170)%	27,176	—
Gain on sale of real estate	7,575	624	6,951	1,114%	6,951	—
Loss on extinguishment of debt	(856)	—	(856)	n/a	(856)	—
_____________________
(1) Represents the dollar amount increase (decrease) for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 related to real estate and real estate-related investments acquired or disposed on or after January 1, 2018.
(2) Represents the dollar amount increase (decrease) for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 with respect to real estate and real estate-related investments owned by us during the entirety of both periods presented.
Rental income increased from $17.3 million for the three months ended March 31, 2018 to $18.4 million for the three months ended March 31, 2019, primarily as a result of properties acquired in 2018 and an overall increase in rental rates, partially offset by properties disposed in 2018 and 2019. The occupancy of our office and retail properties, collectively, held throughout both periods remained consistent at 75% as of March 31, 2018 and March 31, 2019 and the occupancy of our apartment property held throughout both periods decreased from 97% as of March 31, 2018 to 94% as of March 31, 2019. Annualized base rent per square foot increased from $21.74 as of March 31, 2018 to $22.95 as of March 31, 2019 related to properties (excluding apartments) held throughout both periods. We expect rental income and tenant reimbursements to increase in future periods as a result of future acquisitions of real estate and leasing additional space, but to decrease to the extent we dispose of properties.
Other operating income increased from $0.7 million for the three months ended March 31, 2018 to $1.4 million for the three months ended March 31, 2019, primarily as a result of properties acquired in 2018, partially offset by properties disposed in 2018 and 2019. We expect other operating income to increase in future periods as a result of future acquisitions of real estate, leasing additional space and increases in parking income as we stabilize properties.
Interest income from real estate debt securities decreased from $0.5 million for the three months ended March 31, 2018 to$0.4 million for the three months ended March 31, 2019, primarily as a result of a decrease in average principal balance outstanding. We expect interest income from real estate debt securities to decrease as a result of the redemption of real estate debt securities on March 20, 2019.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Dividend income from real estate equity securities increased from $1.1 million for the three months ended March 31, 2018 to $1.8 million for the three months ended March 31, 2019, primarily as a result of the timing of the Keppel-KBS US REIT dividends declared and additional real estate equity securities acquired in 2018, partially offset by the sale of real estate equity securities in 2018 and 2019. We expect dividend income from real estate equity securities to vary in future periods as a result of the timing of dividends declared and investment activity.
Property operating costs and real estate taxes and insurance increased from $5.5 million and $2.3 million, respectively, for the three months ended March 31, 2018 to $6.3 million and $3.0 million, respectively, for the three months ended March 31, 2019, primarily as a result of properties acquired in 2018, partially offset by properties disposed in 2018 and 2019. Real estate taxes and insurance related to properties held through both periods increased during the three months ended March 31, 2019 primarily as a result of a property tax reassessment of 125 John Carpenter. We expect property operating costs and real estate taxes and insurance to increase in future periods as a result of future acquisitions of real estate, increasing occupancy of our real estate assets and inflation, but to decrease to the extent we dispose of properties.
Asset management fees increased from $1.8 million for the three months ended March 31, 2018 to $1.9 million for the three months ended March 31, 2019, primarily as a result of properties acquired in 2018, partially offset by properties disposed in 2018 and 2019. We expect asset management fees to increase in future periods as a result of future acquisitions of real estate and capital expenditures, but to decrease to the extent we dispose of properties. All asset management fees incurred as of March 31, 2019 have been paid.
General and administrative expenses decreased from $2.1 million for the three months ended March 31, 2018 to $1.5 million for the three months ended March 31, 2019, primarily due to decreased legal expenses incurred to evaluate certain strategic transactions. We expect general and administrative expenses to fluctuate in future periods based on investment and disposition activity.
We recognized $2.8 million and $1.0 million of foreign currency transaction loss, net, for the three months ended March 31, 2019 and 2018, respectively, related to the Series A debentures in Israel. These debentures are denominated in Israeli new Shekels and we expect to recognize foreign transaction gains and losses based on changes in foreign currency exchange rates, but expect our exposure to be limited to the extent that we have entered into foreign currency options and foreign currency collars. As of March 31, 2019, we had entered into one foreign currency collar to hedge against a change in the exchange rate of the Israeli new Shekel versus the U.S. Dollar. The foreign currency collar expires in August 2019 and has an aggregate Israeli new Shekels notional amount of 776.2 million. During the three months ended March 31, 2019, we recognized a $3.0 million gain related to the foreign currency collars, which is shown net against $5.8 million of foreign currency transaction loss in the accompanying consolidated statements of operations as foreign currency transaction loss, net. During the three months ended March 31, 2018, we recognized a $2.0 million loss related to the foreign currency option, which is shown net against $1.0 million of foreign currency transaction gain in the accompanying consolidated statements of operations as foreign currency transaction loss, net.
Depreciation and amortization increased from $7.3 million for the three months ended March 31, 2018 to $7.7 million for the three months ended March 31, 2019, primarily as a result of properties acquired in 2018, partially offset by properties disposed in 2018 and 2019. We expect depreciation and amortization to increase in future periods as a result of future acquisitions of real estate properties, but to decrease as a result of amortization of tenant origination costs related to lease expirations and disposition of properties.
Interest expense increased from $6.6 million for the three months ended March 31, 2018 to $7.2 million for the three months ended March 31, 2019, primarily as a result of increased borrowings related to properties acquired in 2018 and increased one-month LIBOR rates during the three months ended March 31, 2019, partially offset by the paydown of debt on properties disposed in 2018 and 2019 and the March 1, 2019 Debentures principal installment payment of 194.0 million Israeli new Shekels (approximately $53.6 million as of March 1, 2019). Excluded from interest expense was $0.7 million and $0.6 million of interest capitalized to our investments in undeveloped land during the three months ended March 31, 2019 and 2018, respectively. Our interest expense in future periods will vary based on interest rate fluctuations, the amount of interest capitalized and our level of future borrowings, which will depend on the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives and will decrease to the extent we dispose of properties and paydown debt.
During the three months ended March 31, 2019, we did not receive any distributions related to our investment in the NIP Joint Venture. During the three months ended March 31, 2018, we received a distribution of $0.4 million related to our investment in the NIP Joint Venture. We recognized $0.1 million of income distributions and $0.3 million of return of capital from the NIP Joint Venture.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Equity in loss of unconsolidated joint ventures was $2.4 million for the three months ended March 31, 2018. Equity in income of unconsolidated joint ventures was $7.3 million for the three months ended March 31, 2019, primarily as a result of a $7.8 million distribution from the 110 William Joint Venture funded with proceeds from the 110 William refinancing. During the three months ended March 31, 2019, we recorded $7.5 million equity in income from the 110 William Joint Venture, which includes a $7.8 million gain related to a distribution received, net of our share of net losses of $0.3 million. We will not record any subsequent equity in income for the 110 William Joint Venture until subsequent equity in income equals the gain recorded.
Other interest income decreased from $0.9 million for the three months ended March 31, 2018 to $0.7 million for the three months ended March 31, 2019, primarily as a result of decreased dividends from money market mutual funds due to our decreased investment balance in these funds.
Loss on real estate equity securities was $16.0 million for the three months ended March 31, 2018. Gain on real estate equity securities was $11.2 million for the three months ended March 31, 2019. We expect gain (loss) on real estate equity securities to fluctuate in future periods as a result of changes in share prices of our investments in real estate equity securities.
During the three months ended March 31, 2018, we sold 26 acres of undeveloped land that resulted in a gain on sale of $0.6 million, which was net of deferred profit of $0.3 million related to proceeds received from the purchaser for the value of land that was contributed to a master association that we consolidated. During the three months ended March 31, 2019, we sold one apartment property, which resulted in a gain on sale of $7.6 million.
During the three months ended March 31, 2019, we recognized loss on extinguishment of debt of $0.9 million related to debt repayments in connection with a real estate disposition.
Funds from Operations, Modified Funds from Operations and Adjusted Modified Funds from Operations
We believe that funds from operations (“FFO”) is a beneficial indicator of the performance of an equity REIT. We compute FFO in accordance with the current National Association of Real Estate Investment Trusts (“NAREIT”) definition. FFO represents net income, excluding gains and losses from sales of real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), impairment losses on real estate assets, depreciation and amortization of real estate assets, and adjustments for unconsolidated partnerships and joint ventures. In addition, we elected the option to exclude mark-to-market changes in value recognized on equity securities in the calculation of FFO. We believe FFO facilitates comparisons of operating performance between periods and among other REITs. However, our computation of FFO may not be comparable to other REITs that do not define FFO in accordance with the NAREIT definition or that interpret the current NAREIT definition differently than we do. Our management believes that historical cost accounting for real estate assets in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. As a result, we believe that the use of FFO, together with the required GAAP presentations, provides a more complete understanding of our performance relative to our competitors and provides a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities.
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
Although MFFO includes other adjustments, the exclusion of straight-line rent, the amortization of above- and below-market leases, the accretion of interest income on real estate debt securities, mark to market foreign currency transaction adjustments and extinguishment of debt are the most significant adjustments for the periods presented.  We have excluded these items based on the following economic considerations:

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

•
Accretion of interest income on real estate debt securities.  Discounts and closing costs related to debt investments are accreted/amortized over the term of the loan as an adjustment to interest income.  This application results in income recognition that is different than the underlying contractual terms of the debt investments.  We have excluded the accretion of interest income on real estate debt securities in our calculation of MFFO to more appropriately reflect the economic impact of our debt investments, as discounts will not be economically recognized until the loan is repaid and closing costs are essentially the same as acquisition fees and expenses on real estate.  We believe excluding these items provides investors with a useful supplemental metric that directly addresses core operating performance;

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
Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculations of MFFO and Adjusted MFFO, for the three months ended March 31, 2019 and 2018 (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended March 31,
	2019	2018
Net income (loss) attributable to common stockholders	$16,781	$(23,681)
Depreciation of real estate assets	4,424	4,118
Amortization of lease-related costs	3,257	3,147
Gain on sale of real estate (1)	(7,575)	(624)
(Gain) loss on real estate equity securities	(11,165)	16,011
Adjustments for noncontrolling interests - consolidated entities (2)	704	(121)
Adjustments for investments in unconsolidated entities (3)	(6,729)	3,339
FFO attributable to common stockholders	(303)	2,189
Straight-line rent and amortization of above- and below-market leases	(1,522)	(901)
Accretion of interest income on real estate debt securities	(13)	(107)
Amortization of net premium/discount on bond and notes payable	(20)	14
Loss on extinguishment of debt	856	—
Unrealized loss (gain) on interest rate caps	30	(31)
Mark-to-market foreign currency transaction loss, net	2,816	997
Adjustments for noncontrolling interests - consolidated entities (2)	2	3
Adjustments for investments in unconsolidated entities (3)	(1,617)	(656)
MFFO attributable to common stockholders	229	1,508
Other capitalized operating expenses (4)	(764)	(746)
Adjusted MFFO attributable to common stockholders	$(535)	$762
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

Distributions
Distributions declared, distributions paid and cash flows provided by operations were as follows for the first quarter of 2019 (in thousands, except per share amounts):

	Distribution Declared	Distributions Declared Per Share	Distributions Paid (1)			Cash Flows Used In Operations
Period			Cash	Reinvested	Total
First Quarter 2019	$578	$0.009	$292	$286	$578	$(7,573)
On March 7, 2019, our board of directors authorized a distribution in the amount of $0.00860000 per share of common stock to stockholders of record as of the close of business on March 14, 2019. We paid this distribution on March 19, 2019 and this was the only distribution declared during the first quarter of 2019.
For the three months ended March 31, 2019, we paid aggregate distributions of $0.6 million, including $0.3 million of distributions paid in cash and $0.3 million of distributions reinvested through our dividend reinvestment plan. Our net income attributable to common stockholders for the three months ended March 31, 2019 was $16.8 million and our cash flows used in operations were $7.6 million. Our cumulative distributions paid and net income attributable to common stockholders from inception through March 31, 2019 were $193.7 million and $203.5 million, respectively. We have funded our cumulative distributions paid, which includes net cash distributions and distributions reinvested by stockholders, with proceeds from debt financing of $18.7 million, proceeds from the dispositions of property of $83.4 million and cash provided by operations of $91.6 million. To the extent that we pay distributions from sources other than our cash flow from operations or gains from asset sales, we will have fewer funds available for investment in real estate-related loans, opportunistic real estate, real estate-related debt securities and other real estate-related investments, the overall return to our stockholders may be reduced and subsequent investors may experience dilution.
Critical Accounting Policies
Our consolidated interim financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. These judgments will affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC. There have been no significant changes to our policies during 2019, except for our adoption of the lease accounting standards issued by the Financial Accounting Standards Board effective on January 1, 2019.
Revenue Recognition - Operating Leases
Real Estate
On January 1, 2019, we adopted the lease accounting standards under Topic 842 including the package of practical expedients for all leases that commenced before the effective date of January 1, 2019. Accordingly, we (i) did not reassess whether any expired or existing contracts are or contain leases, (ii) did not reassess the lease classification for any expired or existing lease, and (iii) did not reassess initial direct costs for any existing leases. We did not elect the practical expedient related to using hindsight to reevaluate the lease term. In addition, we adopted the practical expedient for land easements and did not assess whether existing or expired land easements that were not previously accounted for as leases under the lease accounting standards of Topic 840 are or contain a lease under Topic 842.
In addition, Topic 842 provides an optional transition method to allow entities to apply the new lease accounting standards at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings. We adopted this transition method upon its adoption of the lease accounting standards of Topic 842, which did not result in a cumulative effect adjustment to the opening balance of retained earnings on January 1, 2019. Our comparative periods presented in the financial statements will continue to be reported under the lease accounting standards of Topic 840.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

In accordance with Topic 842, tenant reimbursements for property taxes and insurance are included in the single lease component of the lease contract (the right of the lessee to use the leased space) and therefore are accounted for as variable lease payments and are recorded as rental income on our statement of operations beginning January 1, 2019. In addition, we adopted the practical expedient available under Topic 842 to not separate nonlease components from the associated lease component and instead to account for those components as a single component if the nonlease components otherwise would be accounted for under the new revenue recognition standard (Topic 606) and if certain conditions are met, specifically related to tenant reimbursements for common area maintenance which would otherwise be accounted for under the revenue recognition standard. We believe the two conditions have been met for tenant reimbursements for common area maintenance as (i) the timing and pattern of transfer of the nonlease components and associated lease components are the same and (ii) the lease component would be classified as an operating lease. Accordingly, tenant reimbursements for common area maintenance are also accounted for as variable lease payments and recorded as rental income on our statement of operations beginning January 1, 2019.
We recognize minimum rent, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related leases when collectibility is probable and records amounts expected to be received in later years as deferred rent receivable. If the lease provides for tenant improvements, we determine whether the tenant improvements, for accounting purposes, are owned by the tenant or by us. When we are the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance (including amounts that can be taken in the form of cash or a credit against the tenant’s rent) that is funded is treated as a lease incentive and amortized as a reduction of rental revenue over the lease term. Tenant improvement ownership is determined based on various factors including, but not limited to:

•	whether the lease stipulates how a tenant improvement allowance may be spent;

•	whether the lessee or lessor supervises the construction and bears the risk of cost overruns;

•	whether the amount of a tenant improvement allowance is in excess of market rates;

•	whether the tenant or landlord retains legal title to the improvements at the end of the lease term;

•	whether the tenant improvements are unique to the tenant or general purpose in nature; and

•	whether the tenant improvements are expected to have any residual value at the end of the lease.
We lease apartment units under operating leases with terms generally of one year or less. Generally, credit investigations will be performed for prospective residents and security deposits will be obtained. We recognize rental revenue, net of concessions, on a straight-line basis over the term of the lease, when collectibility is determined to be probable.
In accordance with Topic 842, we make a determination of whether the collectibility of the lease payments in an operating lease is probable. If we determine the lease payments are not probable of collection, we would fully reserve for any contractual lease payments, deferred rent receivable, and tenant reimbursements and would recognize rental income only if cash is received. Beginning January 1, 2019, these changes to our collectibility assessment are reflected as an adjustment to rental income. Prior to January 1, 2019, bad debt expense related to uncollectible accounts receivable and deferred rent receivable was included in operating, maintenance, and management expense in the statement of operations.  Any subsequent changes to the collectibility of the allowance for doubtful accounts as of December 31, 2018, which was recorded prior to the adoption of Topic 842, are recorded in operating, maintenance, and management expense in the statement of operations.
Beginning January 1, 2019, we, as a lessor, record costs to negotiate or arrange a lease that would have been incurred regardless of whether the lease was obtained, such as legal costs incurred to negotiate an operating lease as an expense and classify such costs as operating, maintenance, and management expense on the our consolidated statement of operations, as these costs are no longer capitalizable under the definition of initial direct costs under Topic 842.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Subsequent Events
We evaluate subsequent events up until the date the consolidated financial statements are issued.
Probable Real Estate Acquisition
Georgia 400 Center
On May 1, 2019, we, through an indirect wholly owned subsidiary (the “Buyer”), entered into a purchase and sale agreement to purchase an office property consisting of three buildings containing an aggregate of 416,463 rentable square feet located on an aggregate of 24.4 acres of land in Alpharetta, Georgia (“Georgia 400 Center”). On April 12, 2019, our advisor entered into a purchase and sale agreement to purchase Georgia 400 Center and on May 1, 2019, our advisor subsequently assigned the purchase and sale agreement, as amended, to the Buyer for $1.0 million, which is the amount of the initial deposit paid by our advisor. The seller is not affiliated with us or our advisor.
Pursuant to the purchase and sale agreement, we would be obligated to purchase the property only after satisfactory completion of agreed upon closing conditions. There can be no assurance that we will complete the acquisition. In some circumstances, if we fail to complete the acquisition, we may forfeit up to $3.0 million of earnest money. The contractual purchase price of Georgia 400 Center is $91.0 million plus closing costs. Georgia 400 Center was built between 1998 and 2001 and is currently 85% leased to 31 tenants.
Distribution Declared
On May 13, 2019, our board of directors authorized a distribution in the amount of $0.00860000 per share of common stock to stockholders of record as of the close of business on June 14, 2019. We expect to pay this distribution on or about June 19, 2019.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to the effects of interest rate changes as a result of borrowings used to maintain liquidity, fund distributions and to fund the refinancing of our real estate investment portfolio and operations. We may also be exposed to the effects of changes in interest rates as a result of the acquisition and origination of mortgage, mezzanine, bridge and other loans and the acquisition of real estate securities. We are also exposed to the effects of foreign currency changes in Israel with respect to the 4.25% bonds issued to investors in Israel in March 2016. Our profitability and the value of our investment portfolio may be adversely affected during any period as a result of interest rate changes and foreign currency changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs. We may manage interest rate risk by maintaining a ratio of fixed rate, long-term debt such that floating rate exposure is kept at an acceptable level. In addition, we may utilize a variety of financial instruments, including interest rate caps, floors, and swap agreements, in order to limit the effects of changes in interest rates on our operations. In order to limit the effects of changes in foreign currency on our operations, we may utilize a variety of foreign currency hedging strategies such as cross currency swaps, forward contracts, puts or calls. When we use these types of derivatives to hedge the risk of interest-earning assets or interest-bearing liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the funds available for payments to holders of our common stock and the risk that the losses may exceed the amount we invested in the instruments. Additionally, certain of these strategies may cause us to fund a margin account periodically to offset changes in foreign currency rates which may also reduce the funds available for payments to holders of our common stock.
As of March 31, 2019, we had entered into one foreign currency collar to hedge against a change in the exchange rate of the Israeli new Shekel versus the U.S. Dollar. The foreign currency collar expires in August 2019 and has an aggregate Israeli new Shekels notional amount of 776.2 million. The foreign currency collar consists of a purchased call option to buy Israeli new Shekels at 3.4860 and a sold put option to sell the Israeli new Shekels at 3.6185. The foreign currency collar is intended to permit us to exchange, on the settlement date of the collar, 776.2 million Israeli new Shekels for an amount ranging from $214.5 million to $222.7 million.
As of March 31, 2019, we held 20,000 Israeli new Shekels and 21.8 million Israeli new Shekels in cash and restricted cash, respectively. In addition, as of March 31, 2019, we had bonds outstanding and the related interest payable in the amounts of 776.2 million Israeli new Shekels and 2.7 million Israeli new Shekels, respectively. Foreign currency exchange rate risk is the possibility that our financial results could be better or worse than planned because of changes in foreign currency exchange rates. Based solely on the remeasurement for the three months ended March 31, 2019, if foreign currency exchange rates were to increase or decrease by 10%, our net income would increase or decrease by approximately $18.9 million and $23.2 million, respectively, for the same period. The foreign currency transaction income or loss as a result of the change in foreign currency exchange rates does not take into account any gains or losses on our foreign currency collar as a result of such change, which would reduce our foreign currency exposure.
We borrow funds at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of March 31, 2019, the fair value of our KBS SOR (BVI) Holdings, Ltd. Series A Debentures was $213.3 million and the outstanding principal balance was $213.6 million. As of March 31, 2019, excluding the KBS SOR (BVI) Holdings, Ltd. Series A Debentures, the fair value of our fixed rate debt was $7.8 million and the outstanding principal balance of our fixed rate debt was $6.2 million. The fair value estimate of our KBS SOR (BVI) Holdings, Ltd. Series A Debentures was calculated using the quoted bond price as of March 31, 2019 on the Tel Aviv Stock Exchange of 100.20 Israeli new Shekels. The fair value estimate of our fixed rate debt was calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of March 31, 2019. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting changes in fair value of our fixed rate instruments, would have a significant impact on our operations.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 3.	Quantitative and Qualitative Disclosures about Market Risk (continued)

Conversely, movements in interest rates on variable rate debt would change our future earnings and cash flows, but would not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. As of March 31, 2019, we were exposed to market risks related to fluctuations in interest rates on $375.9 million of variable rate debt outstanding. As of March 31, 2019, we had entered into one interest rate cap with a notional amount of $46.9 million that effectively limits one-month LIBOR at 3.0% effective February 21, 2017 through February 13, 2020 and one interest rate cap with a notional amount of $77.5 million that effectively limits one-month LIBOR at 3.5% effective April 2, 2018 through March 5, 2021. Based on interest rates as of March 31, 2019, if interest rates were 100 basis points higher or lower during the 12 months ending March 31, 2020, interest expense on our variable rate debt would increase by $3.5 million or decrease by $3.8 million, respectively.
The weighted-average interest rates of our fixed rate debt and variable rate debt as of March 31, 2019 were 4.3% and 4.4%, respectively. The interest rate and weighted-average interest rate represent the actual interest rate in effect as of March 31, 2019 (consisting of the contractual interest rate and the effect of contractual floor rates, if applicable), using interest rate indices as of March 31, 2019 where applicable.
We are exposed to financial market risk with respect to our real estate equity securities. Financial market risk is the risk that we will incur economic losses due to adverse changes in our real estate equity security prices. Our exposure to changes in real estate equity security prices is a result of our investment in these types of securities. Market prices are subject to fluctuation and, therefore, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market prices of a real estate equity security may result from any number of factors, including perceived changes in the underlying fundamental characteristics of the issuer, the relative price of alternative investments, interest rates, default rates and general market conditions. In addition, amounts realized in the sale of a particular security may be affected by the relative quantity of the real estate equity security being sold. We do not currently engage in derivative or other hedging transactions to manage our real estate equity security price risk. As of March 31, 2019, we owned real estate equity securities with a book value of $61.0 million. Based solely on the prices of real estate equity securities as of March 31, 2019, if prices were to increase or decrease by 10%, our net income would increase or decrease, respectively, by approximately $6.1 million.

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
Please see the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC.

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
During the three months ended March 31, 2019, we fulfilled redemption requests eligible for redemption under our share redemption program and received in good order and funded redemptions under our share redemption program with the net proceeds from our dividend reinvestment plan and cash on hand. We redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed	Average Price Paid Per Share (1)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2019	—	$—	(2)
February 2019	13,633	$9.91	(2)
March 2019	253,283	$9.49	(2)
Total	266,916
_____________________
(1) On November 12, 2018, our board of directors approved an estimated value per share of our common stock of $9.91. The change in the redemption price became effective for the December 2018 redemption date and is effective until the estimated value per share is updated. We expect to update our estimated value per share no later than December 2019.
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
(2) We limit the dollar value of shares that may be redeemed under the program as described above. During the three months ended March 31, 2019, we redeemed $2.5 million of common stock under the program, which represented all redemption requests received in good order and eligible for redemption through the March 2019 redemption date, except for the $31.0 million of shares in connection with redemption requests not made upon a stockholder’s death, “qualifying disability” or “determination of incompetence,” which redemption requests will be fulfilled subject to the limitations described above. Based on the Eleventh SRP, we have $7.5 million available for redemptions in the remainder of 2019, including shares that are redeemed in connection with a stockholders’ death, “qualifying disability” or “determination of incompetence,” subject to the limitations described above.

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

4.2	Fifth Amended and Restated Dividend Reinvestment Plan, incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed May 14, 2015

10.1	Amended and Restated Building Loan Agreement, between 110 William Property Investors III, LLC and Invesco CMI Investments, L.P., dated as of March 7, 2019

10.2	Senior Loan Agreement, between 110 William Property Investors III, LLC and Invesco CMI Investments, L.P., dated as of March 7, 2019

10.3	Mezzanine Loan Agreement between, 110 William Mezz III, LLC and Invesco CMI Investments, L.P., dated as of March 7, 2019

10.4	Mezzanine Loan Promissory Note, between 110 William Mezz III, LLC and Invesco CMI Investments, L.P., dated as of March 7, 2019

10.5	Senior Loan Consolidated, Amended and Restated Promissory Note, between 110 William Property Investors III, LLC and Invesco CMI Investments, L.P., dated as of March 7, 2019

10.6
Building Loan Consolidated, Amended and Restated Mortgage, Assignment of Leases and Rents and Security Agreement, between 110 William Property Investors III, LLC and Invesco CMI Investments, L.P., dated as of March 7, 2019

10.7	Building Loan Consolidated, Amended and Restated Promissory Note, between 110 William Property Investors III, LLC and Invesco CMI Investments, L.P., dated March 7, 2019

10.8	Building Loan Gap Mortgage, between 110 William Property Investors III, LLC and Invesco CMI Investments, L.P., dated March 7, 2019

10.9	Building Loan Gap Note, between 110 William Property Investors III, LLC and Invesco CMI Investments, L.P., dated March 7, 2019

10.10
Senior Loan Consolidated, Amended and Restated Mortgage, Assignment of Leases and Rents and Security Agreement, between 110 William Property Investors III, LLC and Invesco CMI Investments, L.P., dated as of March 7, 2019

10.11	Senior Loan Gap Mortgage, between 110 William Property Investors III, LLC and Invesco CMI Investments, L.P., dated as of March 7, 2019

10.12	Senior Loan Gap Note, between 110 William Property Investors III, LLC and Invesco CMI Investments, L.P., dated as of March 7, 2019

10.13	Pledge and Security Agreement, between 110 William Mezz III, LLC and Invesco CMI Investments, L.P., dated as of March 7, 2019

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

PART II.	OTHER INFORMATION (CONTINUED)

Item 6.	Exhibits

99.1	Eleventh Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed December 7, 2018

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS STRATEGIC OPPORTUNITY REIT, INC.

Date:	May 14, 2019	By:	/S/ KEITH D. HALL
Keith D. Hall
Chief Executive Officer and Director
(principal executive officer)

Date:	May 14, 2019	By:	/S/ JEFFREY K. WALDVOGEL
Jeffrey K. Waldvogel
Chief Financial Officer, Treasurer and Secretary
(principal financial officer)