Form 10-Q
period 2019-06-30
KBS Strategic Opportunity REIT, Inc.
filed 2019-08-09
CIK 1452936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

 FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
As of August 5, 2019, there were 66,321,336 outstanding shares of common stock of KBS Strategic Opportunity REIT, Inc.

KBS STRATEGIC OPPORTUNITY REIT, INC.
FORM 10-Q
June 30, 2019

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2019	December 31, 2018
	(unaudited)
Assets
Real estate held for investment, net	$731,881	$635,567
Real estate held for sale, net	14,081	45,553
Real estate equity securities	65,267	73,876
Real estate debt securities, net	—	10,859
Total real estate and real estate-related investments, net	811,229	765,855
Cash and cash equivalents	110,166	152,385
Restricted cash	10,886	10,342
Investments in unconsolidated joint ventures	51,956	44,869
Rents and other receivables, net	15,874	12,095
Above-market leases, net	3,175	3,377
Prepaid expenses and other assets	13,501	12,736
Assets related to real estate held for sale, net	666	3,330
Total assets	$1,017,453	$1,004,989
Liabilities and equity
Notes and bonds payable, net
Notes and bonds payable related to real estate held for investment, net	$655,944	$621,934
Note payable related to real estate held for sale, net	10,589	33,538
Total notes and bonds payable, net	666,533	655,472
Accounts payable and accrued liabilities	20,142	19,506
Due to affiliate	98	36
Below-market leases, net	4,980	4,947
Liabilities related to real estate held for sale, net	42	58
Other liabilities	18,043	21,006
Redeemable common stock payable	5,463	10,000
Total liabilities	715,301	711,025
Commitments and contingencies (Note 14)
Redeemable common stock	—	—
Equity
KBS Strategic Opportunity REIT, Inc. stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 66,342,855 and 66,822,861 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	663	668
Additional paid-in capital	547,767	547,770
Cumulative distributions and net income	(247,603)	(256,984)
Total KBS Strategic Opportunity REIT, Inc. stockholders’ equity	300,827	291,454
Noncontrolling interests	1,325	2,510
Total equity	302,152	293,964
Total liabilities and equity	$1,017,453	$1,004,989
See accompanying condensed notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Rental income	$19,837	$22,091	$38,210	$39,439
Other operating income	1,509	1,479	2,902	2,214
Interest income from real estate debt securities	—	511	369	1,012
Dividend income from real estate equity securities	343	1,209	2,119	2,260
Total revenues	21,689	25,290	43,600	44,925
Expenses:
Operating, maintenance, and management	6,826	7,571	13,098	13,058
Real estate taxes and insurance	3,301	3,435	6,279	5,773
Asset management fees to affiliate	1,971	2,217	3,861	4,043
General and administrative expenses	2,015	2,250	3,548	4,302
Foreign currency transaction loss (gain), net	2,474	(10,111)	5,290	(9,114)
Depreciation and amortization	8,357	9,042	16,037	16,307
Interest expense	7,249	7,819	14,417	14,410
Total expenses	32,193	22,223	62,530	48,779
Other income (loss):
Income from unconsolidated joint venture	—	131	—	185
Equity in (loss) income of unconsolidated joint ventures, net	(215)	(2,373)	7,096	(4,751)
Casualty-related loss	(506)	—	(506)	—
Other interest income	636	419	1,327	1,349
Gain (loss) on real estate equity securities	4,294	8,724	15,459	(7,287)
(Loss) gain on sale of real estate	(6)	25	7,569	649
Loss on extinguishment of debt	—	—	(856)	—
Total other income (loss), net	4,203	6,926	30,089	(9,855)
Net (loss) income	(6,301)	9,993	11,159	(13,709)
Net loss (income) attributable to noncontrolling interests	52	43	(627)	64
Net (loss) income attributable to common stockholders	$(6,249)	$10,036	$10,532	$(13,645)
Net (loss) income per common share, basic and diluted	$(0.09)	$0.16	$0.16	$(0.22)
Weighted-average number of common shares outstanding, basic and diluted	66,559,771	61,910,602	66,685,447	62,216,998
See accompanying condensed notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended June 30, 2019 and 2018
(unaudited)
(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Income	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amounts

Balance, March 31, 2019	66,584,729	$666	$547,775	$(240,781)	$—	$307,660	$1,462	$309,122
Net loss	—	—	—	(6,249)	—	(6,249)	(52)	(6,301)
Issuance of common stock	28,030	—	278	—	—	278	—	278
Transfers from redeemable common stock	—	—	2,279	—	—	2,279	—	2,279
Redemptions of common stock	(269,904)	(3)	(2,565)	—	—	(2,568)	—	(2,568)
Distributions declared	—	—	—	(573)	—	(573)	—	(573)
Distributions to noncontrolling interests	—	—	—	—	—	—	(85)	(85)
Balance, June 30, 2019	66,342,855	$663	$547,767	$(247,603)	$—	$300,827	$1,325	$302,152

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Income	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amounts

Balance, March 31, 2018	64,745,413	$647	$538,972	$(152,551)	$—	$387,068	$1,957	$389,025
Net income (loss)	—	—	—	10,036	—	10,036	(43)	9,993
Issuance of common stock	42,174	—	485	—	—	485	—	485
Transfers from redeemable common stock	—	—	5,839	—	—	5,839	—	5,839
Redemptions of common stock	(10,104,927)	(100)	(110,361)	—	—	(110,461)	—	(110,461)
Distributions declared	—	—	—	(882)	—	(882)	—	(882)
Noncontrolling interests contributions	—	—	—	—	—	—	734	734
Balance, June 30, 2018	54,682,660	$547	$434,935	$(143,397)	$—	$292,085	$2,648	$294,733

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Six Months Ended June 30, 2019 and 2018
(unaudited)
(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Income	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amounts

Balance, December 31, 2018	66,822,861	$668	$547,770	$(256,984)	$—	$291,454	$2,510	$293,964
Net income	—	—	—	10,532	—	10,532	627	11,159
Issuance of common stock	56,814	1	563	—	—	564	—	564
Transfers from redeemable common stock	—	—	4,537	—	—	4,537	—	4,537
Redemptions of common stock	(536,820)	(6)	(5,101)	—	—	(5,107)	—	(5,107)
Distributions declared	—	—	—	(1,151)	—	(1,151)	—	(1,151)
Other offering costs	—	—	(2)	—	—	(2)	—	(2)
Noncontrolling interests contributions	—	—	—	—	—	—	12	12
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,824)	(1,824)
Balance, June 30, 2019	66,342,855	$663	$547,767	$(247,603)	$—	$300,827	$1,325	$302,152

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Income	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amounts

Balance, December 31, 2017	52,053,817	$521	$388,800	$(155,454)	$25,146	$259,013	$1,970	$260,983
Cumulative effect adjustments to retained earnings	—	—	—	27,618	(25,146)	2,472	—	2,472
Net loss	—	—	—	(13,645)	—	(13,645)	(64)	(13,709)
Issuance of common stock	83,855	1	963	—	—	964	—	964
Stock distribution issued	13,069,487	130	150,169	—	—	150,299	—	150,299
Transfers from redeemable common stock	—	—	9,969	—	—	9,969	—	9,969
Redemptions of common stock	(10,524,499)	(105)	(114,966)	—	—	(115,071)	—	(115,071)
Distributions declared	—	—	—	(1,916)	—	(1,916)	—	(1,916)
Noncontrolling interests contributions	—	—	—	—	—	—	742	742
Balance, June 30, 2018	54,682,660	$547	$434,935	$(143,397)	$—	$292,085	$2,648	$294,733
See accompanying condensed notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2019	2018
Cash Flows from Operating Activities:
Net income (loss)	$11,159	$(13,709)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Loss due to property damages	—	600
Casualty-related loss	506	—
Equity in (income) loss of unconsolidated joint ventures, net	(7,096)	4,751
Depreciation and amortization	16,037	16,307
(Gain) loss on real estate equity securities	(15,459)	7,287
Gain on sale of real estate	(7,569)	(649)
Loss on extinguishment of debt	856	—
Unrealized loss on interest rate caps	37	31
Deferred rent	(2,230)	(1,670)
Bad debt recovery	—	(218)
Amortization of above- and below-market leases, net	(536)	(500)
Amortization of deferred financing costs	1,709	1,699
Accretion of interest income on real estate debt securities	(13)	(128)
Net amortization of discount and (premium) on bond and notes payable	(46)	29
Foreign currency transaction gain (loss), net	5,290	(9,114)
Changes in assets and liabilities:
Rents and other receivables	(1,517)	(1,854)
Prepaid expenses and other assets	(2,716)	(3,606)
Accounts payable and accrued liabilities	(1,462)	911
Due to affiliates	19	13
Other liabilities	(383)	388
Net cash (used in) provided by operating activities	(3,414)	568
Cash Flows from Investing Activities:
Acquisitions of real estate	(90,266)	(312,348)
Improvements to real estate	(18,207)	(14,108)
Proceeds from sales of real estate, net	17,894	2,567
Reimbursement of construction costs	—	1,636
Insurance proceeds received for property damages	438	—
Purchase of interest rate cap	(28)	(163)
Contributions to unconsolidated joint venture	(5,000)	(1,320)
Distributions of capital from unconsolidated joint venture	8,051	1,160
Investment in real estate equity securities	(15)	(15,851)
Proceeds from the sale of real estate equity securities	24,076	—
Proceeds from principal repayment on real estate debt securities	7,750	—
Funding of development obligations	(134)	(892)
Net cash used in investing activities	(55,441)	(339,319)
Cash Flows from Financing Activities:
Proceeds from notes and bonds payable	84,268	184,351
Principal payments on notes and bonds payable	(62,508)	(5,711)
Payments of deferred financing costs	(1,097)	(2,702)
Payments to redeem common stock	(5,107)	(115,071)
Payment of prepaid other offering costs	(2)	(295)
Distributions paid	(587)	(38,567)
Noncontrolling interests contributions	12	742
Distributions to noncontrolling interests	(1,824)	—
Other financing proceeds, net	1,822	—
Net cash provided by financing activities	14,977	22,747
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,203	(303)
Net decrease in cash, cash equivalents and restricted cash	(41,675)	(316,307)
Cash, cash equivalents and restricted cash, beginning of period	162,727	377,182
Cash, cash equivalents and restricted cash, end of period	$121,052	$60,875
See accompanying condensed notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
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
The Company sold 56,584,976 shares of common stock in its primary offering for gross offering proceeds of $561.7 million. As of June 30, 2019, the Company had sold 6,800,440 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $76.0 million. Also, as of June 30, 2019, the Company had redeemed 23,315,550 shares for $280.5 million. As of June 30, 2019, the Company had issued 25,976,746 shares of common stock in connection with special dividends. Additionally, on December 29, 2011 and October 23, 2012, the Company issued 220,994 shares and 55,249 shares of common stock, respectively, for $2.0 million and $0.5 million, respectively, in private transactions exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933.
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
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2019
(unaudited)

As of June 30, 2019, the Company consolidated seven office properties, one office portfolio consisting of four office buildings and 14 acres of undeveloped land, one retail property (which was held for sale), one apartment property and three investments in undeveloped land with approximately 1,000 developable acres and owned five investments in unconsolidated joint ventures and three investments in real estate equity securities.

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
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the FASB Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.
The consolidated financial statements include the accounts of the Company, REIT Holdings, the Operating Partnership, KBS Strategic Opportunity BVI and their direct and indirect wholly owned subsidiaries, joint ventures in which the Company has a controlling interest and VIEs in which the Company is the primary beneficiary. All significant intercompany balances and transactions are eliminated in consolidation.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.
Redeemable Common Stock
The Company limits the dollar value of shares that may be redeemed under the share redemption program. During the six months ended June 30, 2019, the Company had redeemed $5.1 million of common stock under the share redemption program. The Company processed all redemption requests received in good order and eligible for redemption through the June 2019 redemption date, except for 3,782,675 shares totaling $35.6 million due to the limitations under the share redemption program. The Company recorded $5.5 million and $10.0 million of redeemable common stock payable on the Company’s balance sheet as of June 30, 2019 and December 31, 2018, respectively, related to unfulfilled redemption requests received in good order under the share redemption program. Based on the eleventh amended and restated share redemption program, the Company has $4.9 million available for redemptions in the remainder of 2019, including shares that are redeemed in connection with a stockholders’ death, “qualifying disability” or “determination of incompetence,” subject to the limitations under the share redemption program.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2019
(unaudited)

Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation.  These reclassifications have not changed the results of operations of prior periods.  During the three months ended June 30, 2019, the Company classified one retail property as held for sale. As a result, certain assets and liabilities were reclassified to held for sale on the consolidated balance sheets for all periods presented. Upon adoption of the lease accounting standards of Topic 842 on January 1, 2019 (described below), the Company accounted for tenant reimbursements for property taxes, insurance and common area maintenance as variable lease payments and recorded these amounts as rental income on the statement of operations. For the three and six months ended June 30, 2018, the Company reclassified $3.2 million and $5.3 million of tenant reimbursement revenue for property taxes, insurance, and common area maintenance to rental income for comparability purposes.
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
June 30, 2019
(unaudited)

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
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2019
(unaudited)

Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three and six months ended June 30, 2019 and 2018.
Distributions declared per share were $0.00860000 and $0.01720000 during the three and six months ended June 30, 2019, respectively, and $0.01597500 and $0.03195000 during the three and six months ended June 30, 2018, respectively.
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
June 30, 2019
(unaudited)

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
As of June 30, 2019, the Company owned seven office properties and one office portfolio consisting of four office buildings and 14 acres of undeveloped land, encompassing, in the aggregate, approximately 3.4 million rentable square feet. As of June 30, 2019, these properties were 77% occupied. In addition, the Company owned one apartment property, containing 317 units and encompassing approximately 0.3 million rentable square feet, which was 94% occupied. The Company also owned three investments in undeveloped land with approximately 1,000 developable acres. The following table summarizes the Company’s real estate held for investment as of June 30, 2019 and December 31, 2018, respectively (in thousands):

	June 30, 2019	December 31, 2018
Land	$158,741	$144,705
Buildings and improvements	592,898	503,383
Tenant origination and absorption costs	38,167	31,221
Total real estate, cost	789,806	679,309
Accumulated depreciation and amortization	(57,925)	(43,742)
Total real estate, net	$731,881	$635,567

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2019
(unaudited)

The following table provides summary information regarding the Company’s real estate held for investment as of June 30, 2019 (in thousands):

Property	Date Acquired or Foreclosed on	City	State	Property Type	Land	Building and Improvements	Tenant Origination and Absorption	Total Real Estate, at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net	Ownership %
Richardson Portfolio:
Palisades Central I	11/23/2011	Richardson	TX	Office	$1,037	$10,990	$—	$12,027	$(3,182)	$8,845	90.0%
Palisades Central II	11/23/2011	Richardson	TX	Office	810	18,807	—	19,617	(4,912)	14,705	90.0%
Greenway I	11/23/2011	Richardson	TX	Office	561	2,145	—	2,706	(840)	1,866	90.0%
Greenway III	11/23/2011	Richardson	TX	Office	702	3,688	114	4,504	(1,337)	3,167	90.0%
Undeveloped Land	11/23/2011	Richardson	TX	Undeveloped Land	3,134	—	—	3,134	—	3,134	90.0%
Total Richardson Portfolio					6,244	35,630	114	41,988	(10,271)	31,717
Park Highlands (1)	12/30/2011	North Las Vegas	NV	Undeveloped Land	32,572	—	—	32,572	—	32,572	100.0% (1)
Park Centre	03/28/2013	Austin	TX	Office	3,251	34,235	—	37,486	(5,398)	32,088	100.0%
1180 Raymond	08/20/2013	Newark	NJ	Apartment	8,292	39,029	—	47,321	(7,256)	40,065	100.0%
Park Highlands II (1)	12/10/2013	North Las Vegas	NV	Undeveloped Land	26,470	—	—	26,470	—	26,470	100.0% (1)
Richardson Land II	09/04/2014	Richardson	TX	Undeveloped Land	3,418	—	—	3,418	—	3,418	90.0%
Crown Pointe	02/14/2017	Dunwoody	GA	Office	22,590	66,822	4,956	94,368	(9,583)	84,785	100.0%
125 John Carpenter	09/15/2017	Irving	TX	Office	2,755	77,288	8,723	88,766	(7,956)	80,810	100.0%
The Marq (2)	03/01/2018	Minneapolis	MN	Office	10,387	77,399	4,271	92,057	(4,920)	87,137	100.0%
City Tower	03/06/2018	Orange	CA	Office	13,930	133,900	7,937	155,767	(9,109)	146,658	100.0%
Eight & Nine Corporate Centre	06/08/2018	Franklin	TN	Office	17,401	56,388	4,572	78,361	(2,848)	75,513	100.0%
Georgia 400 Center	05/23/2019	Alpharetta	GA	Office	11,431	72,207	7,594	91,232	(584)	90,648	100.0%
					$158,741	$592,898	$38,167	$789,806	$(57,925)	$731,881
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
Operating Leases
Certain of the Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of June 30, 2019, the leases, excluding options to extend and apartment leases, which have terms that are generally one year or less, had remaining terms of up to 12.8 years with a weighted-average remaining term of 4.7 years. Some of the leases have provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from tenants in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash and assumed in real estate acquisitions related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $4.0 million and $3.7 million as of June 30, 2019 and December 31, 2018, respectively.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2019
(unaudited)

During the six months ended June 30, 2019 and 2018, the Company recognized deferred rent from tenants of $2.2 million and $1.7 million, respectively, net of lease incentive amortization. As of June 30, 2019 and December 31, 2018, the cumulative deferred rent receivable balance, including unamortized lease incentive receivables, was $13.9 million and $9.6 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $3.4 million and $1.3 million of unamortized lease incentives as of June 30, 2019 and December 31, 2018, respectively.
As of June 30, 2019, the future minimum rental income from the Company’s properties, excluding apartment leases, under non-cancelable operating leases was as follows (in thousands):

July 1, 2019 through December 31, 2019	$31,069
2020	61,681
2021	57,091
2022	49,585
2023	41,922
Thereafter	121,282
$362,630
As of June 30, 2019, the Company’s commercial real estate properties were leased to approximately 250 tenants over a diverse range of industries and geographic areas. The Company’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Health Care and Social Services	19	$8,595	13.1%
Insurance	26	7,212	11.0%
		$15,807	24.1%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of June 30, 2019, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
No other tenant industries accounted for more than 10% of annualized base rent. No material tenant credit issues have been identified at this time. During the six months ended June 30, 2019, the Company recorded an adjustment to rental income of $0.2 million for lease payments that were deemed not probable of collection. During the six months ended June 30, 2019 and 2018, the Company recorded bad debt recoveries of $0.2 million and $0.2 million, respectively, which were included in operating, maintenance and management expense in the accompanying consolidated statements of operations.
Geographic Concentration Risk
As of June 30, 2019, the Company’s real estate investments in Georgia, Texas and California represented 17.2%, 14.5% and 14.4%, respectively, of the Company’s total assets.  As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the Georgia, Texas and California real estate markets.  Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2019
(unaudited)

Recent Acquisition
Georgia 400 Center
On May 23, 2019, the Company, through an indirect wholly owned subsidiary, acquired an office property consisting of three buildings containing an aggregate of 416,463 rentable square feet located on approximately 24.4 acres of land in Alpharetta, Georgia (“Georgia 400 Center”). The seller is not affiliated with the Company or the Advisor. The purchase price (net of closing credits) of Georgia 400 Center was $90.3 million, which includes $1.2 million of capitalized acquisition costs. The Company recorded this acquisition as an asset acquisition and recorded $11.4 million to land, $72.0 million to building and improvements, $7.6 million to tenant origination and absorption costs and $0.7 million to below-market lease liabilities. The intangible assets and liabilities acquired in connection with this acquisition have weighted-average amortization periods as of the date of acquisition of 5.8 years for tenant origination and absorption costs and 2.4 years for below-market lease liabilities.
Sale of Real Estate
As of December 31, 2018 and June 30, 2019, the Company had recorded contract liabilities of $3.1 million related to deferred proceeds received from the buyers of the Park Highlands land sales and another developer for the value of land that was contributed to a master association that is consolidated by the Company, which was included in other liabilities on the accompanying consolidated balance sheets.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2019
(unaudited)

4.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES
As of June 30, 2019 and December 31, 2018, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Cost	$38,167	$31,221	$3,714	$3,714	$(6,990)	$(6,418)
Accumulated Amortization	(9,796)	(7,133)	(539)	(337)	2,010	1,471
Net Amount	$28,371	$24,088	$3,175	$3,377	$(4,980)	$(4,947)
Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three and six months ended June 30, 2019 and 2018 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended June 30,		For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2019	2018	2019	2018	2019	2018
Amortization	$(1,720)	$(2,088)	$(101)	$(111)	$385	$385

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Six Months Ended June 30,		For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018	2019	2018
Amortization	$(3,324)	$(3,625)	$(202)	$(155)	$738	$655
Additionally, as of June 30, 2019 and December 31, 2018, the Company had recorded tax abatement intangible assets, net of amortization, on real estate held for investment, which are included in prepaid expenses and other assets in the accompanying balance sheets, of $1.3 million and $1.6 million, respectively. Also, as of December 31, 2018, the Company had recorded tax abatement intangible assets, net of amortization, on real estate held for sale, which are included in assets related to real estate held for sale, net in the accompanying balance sheets, of $2.7 million. During the three and six months ended June 30, 2019, the Company recorded amortization expense of $0.1 million and $0.3 million, respectively, related to tax abatement intangible assets. During the three and six months ended June 30, 2018, the Company recorded amortization expense of $0.2 million and $0.5 million, respectively, related to tax abatement intangible assets.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2019
(unaudited)

5.	REAL ESTATE EQUITY SECURITIES
As of June 30, 2019, the Company owned three investments in real estate equity securities. The following table sets forth the number of shares owned by the Company and the related carrying value of the shares as of June 30, 2019 and December 31, 2018 (dollars in thousands):

	June 30, 2019		December 31, 2018
Real Estate Equity Security	Number of Shares Owned	Total Carrying Value	Number of Shares Owned	Total Carrying Value
Whitestone REIT	95,160	$1,208	1,781,894	$21,846
Keppel-KBS US REIT	56,979,352	43,589	56,979,352	34,757
Franklin Street Properties Corp.	2,773,729	20,470	2,772,529	17,273
	59,848,241	$65,267	61,533,775	$73,876
During the six months ended June 30, 2019, the Company sold 1,686,734 shares of common stock of Whitestone REIT (NYSE Ticker: WSR) for an aggregate sale price of $24.1 million.
The following summarizes the portion of gain and loss for the period related to real estate equity securities held during the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net gain (loss) recognized during the period on real estate equity securities	$4,294	$8,724	$15,459	$(7,287)
Less net gain recognized during the period on real estate equity securities sold during the period	—	—	(3,397)	—
Unrealized gain (loss) recognized during the reporting period on real estate equity securities held at the end of the period	$4,294	$8,724	$12,062	$(7,287)
During the three and six months ended June 30, 2019, the Company recognized $0.3 million and $2.1 million, respectively, of dividend income from real estate equity securities. During the three and six months ended June 30, 2018, the Company recognized $1.2 million and $2.3 million, respectively, of dividend income from real estate equity securities.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2019
(unaudited)

6.	REAL ESTATE DEBT SECURITIES
The information for real estate debt securities as of June 30, 2019 and December 31, 2018 is set forth below (in thousands):

Debt Securities Name	Dates Acquired	Debt Securities Type	Outstanding Principal Balance as of June 30, 2019	Book Value as of June 30, 2019	Book Value as of December 31, 2018	Contractual Interest Rate	Annualized Effective Interest Rate	Maturity Date
Battery Point Series B Preferred Units (4)	10/28/2016 / 03/30/2017 / 05/12/2017	Series B Preferred Units	$—	$—	$10,859	(1)	(1)	(1)
			$—	$—	$10,859
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
The following summarizes the activity related to real estate debt securities for the six months ended June 30, 2019 (in thousands):

Real estate debt securities - December 31, 2018	$10,859
Principal repayment of Series B Preferred Units	(7,750)
Redemptions of Series B Preferred Units in exchange for Series A-3 Preferred Units	(2,992)
Receipt of deferred interest receivable	(130)
Deferred interest receivable	4
Accretion of commitment fee, net of closing costs	9
Real estate debt securities - June 30, 2019	$—
For the three and six months ended June 30, 2019 and 2018, interest income from real estate debt securities consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Contractual interest income	$—	$490	$356	$884
Interest accretion	—	9	4	104
Accretion of commitment fee, net of closing costs and acquisition fee	—	12	9	24
Interest income from real estate debt securities	$—	$511	$369	$1,012

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2019
(unaudited)

7.	REAL ESTATE HELD FOR SALE
As of June 30, 2019, the Company classified one retail property as held for sale. During the six months ended June 30, 2019, the Company disposed of one apartment property. During the year ended December 31, 2018, the Company disposed of one office building and one office/flex/industrial portfolio consisting of 21 buildings.
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
The following summary presents the major components of assets and liabilities related to real estate held for sale as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Assets related to real estate held for sale
Real estate, cost	$16,799	$51,653
Accumulated depreciation and amortization	(2,718)	(6,100)
Real estate, net	14,081	45,553
Other assets	666	3,330
Total assets related to real estate held for sale	$14,747	$48,883
Liabilities related to real estate held for sale
Notes payable, net	10,589	33,538
Other liabilities	42	58
Total liabilities related to real estate held for sale	$10,631	$33,596
The operations of these properties and gain on sales are included in continuing operations on the accompanying statements of operations. The following table summarizes certain revenue and expenses related to these properties for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
Rental income	$575	$5,768	$1,308	$11,493
Other operating income	69	104	106	149
Total revenues	$644	$5,872	$1,414	$11,642
Expenses
Operating, maintenance, and management	$177	$1,796	$227	$3,096
Real estate taxes and insurance	47	511	28	1,001
Asset management fees to affiliate	74	472	150	935
Depreciation and amortization	58	2,176	249	5,001
Interest expense	130	1,726	303	3,340
Total expenses	$486	$6,681	$957	$13,373

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2019
(unaudited)

8.	NOTES AND BONDS PAYABLE
As of June 30, 2019 and December 31, 2018, the Company’s notes and bonds payable, including notes payable related to real estate held for sale, consisted of the following (dollars in thousands):

	Book Value as of June 30, 2019	Book Value as of December 31, 2018	Contractual Interest Rate as of June 30, 2019 (1)	Effective Interest Rate at June 30, 2019 (1)	Payment Type	Maturity Date (2)
Richardson Portfolio Mortgage Loan	$36,000	$36,000	One-Month LIBOR + 2.50%	4.94%	Interest Only (3)	11/01/2021
Park Centre Mortgage Loan (4)	21,970	8,404	One-Month LIBOR + 1.75%	4.19%	Interest Only	06/27/2022
Burbank Collection Mortgage Loan	10,595	10,716	One-Month LIBOR + 2.35%	4.79%	Principal & Interest	09/30/2019
1180 Raymond Mortgage Loan	30,446	30,637	One-Month LIBOR + 2.25%	4.69%	Principal & Interest	12/01/2019
1180 Raymond Bond Payable	6,180	6,280	6.50%	6.50%	Principal & Interest	09/01/2036
424 Bedford Mortgage Loan (5)	—	23,710	(5)	(5)	(5)	(5)
KBS SOR (BVI) Holdings, Ltd. Series A Debentures (6)	217,418	259,516	4.25%	4.25%	(6)	03/01/2023
Crown Pointe Mortgage Loan	51,171	51,171	One-Month LIBOR + 2.60%	5.04%	Interest Only	02/13/2020
125 John Carpenter Mortgage Loan	53,204	53,204	One-Month LIBOR + 1.75%	4.19%	Interest Only	10/01/2022
City Tower Mortgage Loan	89,000	89,000	One-Month LIBOR + 1.55%	3.99%	Interest Only	03/05/2021
The Marq Mortgage Loan	53,408	50,800	One-Month LIBOR + 1.55%	3.99%	Interest Only	06/06/2021
Eight & Nine Corporate Centre Mortgage Loan	43,880	43,880	One-Month LIBOR + 1.60%	4.04%	Interest Only	06/08/2021
Georgia 400 Center Mortgage Loan	59,690	—	One-Month LIBOR + 1.55%	3.98%	Interest Only	05/22/2023
Total Notes and Bonds Payable principal outstanding	672,962	663,318
Net Premium/(Discount) on Notes and Bonds Payable (7)	835	198
Deferred financing costs, net	(7,264)	(8,044)
Total Notes and Bonds Payable, net	$666,533	$655,472
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of June 30, 2019. Effective interest rate is calculated as the actual interest rate in effect as of June 30, 2019 (consisting of the contractual interest rate and contractual floor rates), using interest rate indices at June 30, 2019, where applicable.
(2) Represents the initial maturity date or the maturity date as extended as of June 30, 2019; subject to certain conditions, the maturity dates of certain loans may be extended beyond the date shown.
(3) Represents the payment type required under the loan as of June 30, 2019. Certain future monthly payments due under this loan also include amortizing principal payments. For more information of the Company’s contractual obligations under its notes and bonds payable, see five-year maturity table below.
(4) On June 27, 2019, the Company closed on the refinancing of the Park Centre Mortgage Loan.
(5) On January 11, 2019, in connection with the disposition of 424 Bedford, the buyer assumed the mortgage loan secured by 424 Bedford with an outstanding principal balance of $23.7 million at the time of the sale.
(6) See “ – Israeli Bond Financing” below.
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
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2019
(unaudited)

During the three and six months ended June 30, 2019, the Company incurred $7.2 million and $14.4 million, respectively, of interest expense. Included in interest expense for the three and six months ended June 30, 2019 was $0.8 million and $1.7 million, respectively, of amortization of deferred financing costs. Additionally, during the three and six months ended June 30, 2019, the Company capitalized $0.7 million and $1.4 million, respectively, of interest related to its investments in undeveloped land. During the three and six months ended June 30, 2018, the Company incurred $7.8 million and $14.4 million, respectively, of interest expense. Included in interest expense for the three and six months ended June 30, 2018 was $0.9 million and $1.7 million, respectively, of amortization of deferred financing costs. Additionally, during the three and six months ended June 30, 2018, the Company capitalized $0.6 million and $1.3 million, respectively, of interest related to its investments in undeveloped land.
As of June 30, 2019 and December 31, 2018, the Company’s interest payable was $4.7 million and $5.2 million, respectively.
The following is a schedule of maturities, including principal amortization payments, for all notes and bonds payable outstanding as of June 30, 2019 (in thousands):

July 1, 2019 through December 31, 2019	$41,142
2020	105,882
2021	276,717
2022	129,768
2023	114,298
Thereafter	5,155
$672,962
The Company’s notes payable contain financial debt covenants. As of June 30, 2019, the Company was in compliance with all of these debt covenants.
Israeli Bond Financing
On March 2, 2016, KBS Strategic Opportunity BVI, a wholly owned subsidiary of the Company, filed a final prospectus with the Israel Securities Authority for a proposed offering of up to 1,000,000,000 Israeli new Shekels of the Debentures at an annual interest rate not to exceed 4.25%. On March 1, 2016, KBS Strategic Opportunity BVI commenced the institutional tender of the Debentures and accepted application for 842.5 million Israeli new Shekels. On March 7, 2016, KBS Strategic Opportunity BVI commenced the public tender of the Debentures and accepted 127.7 million Israeli new Shekels.  In the aggregate, KBS Strategic Opportunity BVI accepted 970.2 million Israeli new Shekels (approximately $249.2 million as of March 8, 2016) in both the institutional and public tenders at an annual interest rate of 4.25%.  KBS Strategic Opportunity BVI issued the Debentures on March 8, 2016. The terms of the Debentures require five equal annual installment principal payments on March 1st of each year from 2019 to 2023. On March 1, 2019, the Company paid the first principal installment payment of 194.0 million Israeli new Shekels (approximately $53.6 million as of March 1, 2019). As of June 30, 2019, the Company had one foreign currency collar for an aggregate notional amount of 776.2 million Israeli new Shekels to hedge its exposure to foreign currency exchange rate movements. See note 9, “Derivative Instruments” for a further discussion on the Company’s foreign currency collar.
The deed of trust that governs the terms of the Debentures contains various financial covenants. As of June 30, 2019, the Company was in compliance with all of these financial debt covenants.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2019
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
The following table summarizes the notional amount and other information related to the Company’s foreign currency collar as of June 30, 2019 and December 31, 2018. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (currency in thousands):

	June 30, 2019			December 31, 2018			Strike Price	Trade Date	Maturity Date
Derivative Instruments	Number of Instruments	Notional Amount		Number of Instruments	Notional Amount
Derivative instruments not designated as hedging instruments
Foreign currency collar	1	776,182	ILS	—	—		3.49 - 3.62 ILS - USD	02/27/2019	08/23/2019
Foreign currency collar	—	—		1	776,182	ILS	3.54 - 3.66 ILS - USD	08/20/2018	02/28/2019
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
As of June 30, 2019, the Company had entered into three interest rate caps, which were not designated as a hedging instruments. The following table summarizes the notional amounts and other information related to the Company’s derivative instruments as of June 30, 2019. The notional amount is an indication of the extent of the Company’s involvement in the instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

Derivative Instrument	Effective Date	Maturity Date	Notional Value	Reference Rate
Interest rate cap	02/21/2017	02/13/2020	$46,875	One-month LIBOR at 3.00%
Interest rate cap	04/02/2018	03/05/2021	$77,513	One-month LIBOR at 3.50%
Interest rate cap	06/21/2019	05/22/2023	$51,252	One-month LIBOR at 4.00%

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2019
(unaudited)

The following table sets forth the fair value of the Company’s derivative instruments as well as their classification on the consolidated balance sheets as of June 30, 2019 and December 31, 2018 (dollars in thousands):

		June 30, 2019		December 31, 2018
Derivative Instruments	Balance Sheet Location	Number of Instruments	Fair Value	Number of Instruments	Fair Value
Derivative instruments not designated as hedging instruments
Interest rate caps	Prepaid expenses and other assets	3	$26	2	$34
Foreign currency collar	Other liabilities	1	$(169)	1	$(4,393)
The change in fair value of foreign currency options and collars that are not designated as cash flow hedges are recorded as foreign currency transaction gains or losses in the accompanying consolidated statements of operations. During the three months ended June 30, 2019, the Company recognized a $1.2 million gain related to the foreign currency collars, which is shown net against $3.7 million of foreign currency transaction loss in the accompanying consolidated statements of operations as foreign currency transaction loss, net. During the six months ended June 30, 2019, the Company recognized a $4.2 million gain related to the foreign currency collars, which is shown net against $9.5 million of foreign currency transaction loss in the accompanying consolidated statements of operations as foreign currency transaction loss, net. During the three months ended June 30, 2018, the Company recognized a $2.2 million loss related to a foreign currency option, which is shown net against $12.3 million of foreign currency transaction gain in the accompanying consolidated statements of operations as foreign currency transaction loss, net. During the six months ended June 30, 2018, the Company recognized a $4.3 million loss related to a foreign currency option, which is shown net against $13.4 million of foreign currency transaction gain in the accompanying consolidated statements of operations as foreign currency transaction loss, net.
During the three and six months ended June 30, 2019, the Company recorded unrealized losses of $7,000 and $37,000, respectively, on interest rate caps, which was included in interest expense on the accompanying consolidated statements of operations. During the three and six months ended June 30, 2018, the Company recorded unrealized losses of $62,000 and $31,000, respectively, on interest rate caps, which was included as an offset to interest expense on the accompanying consolidated statements of operations.

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
June 30, 2019
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
Notes and bonds payable: The fair values of the Company’s notes and bonds payable are estimated using a discounted cash flow analysis based on management’s estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio, type of collateral and other credit enhancements. Additionally, when determining the fair value of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available, the Company measures fair value using (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as assets or (ii) another valuation technique that is consistent with the principles of fair value measurement, such as the income approach or the market approach. The Company classifies these inputs as Level 3 inputs. The Company’s bonds issued in Israel are publicly traded on the Tel-Aviv Stock Exchange. The Company used the quoted price as of June 30, 2019 for the fair value of its bonds issued in Israel. The Company classifies this input as a Level 1 input.
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
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2019
(unaudited)

The following were the face values, carrying amounts and fair values of the Company’s financial instruments as of June 30, 2019 and December 31, 2018, which carrying amounts do not approximate the fair values (in thousands):

	June 30, 2019			December 31, 2018
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Real estate debt securities (1)	$—	$—	$—	$13,000	$10,859	$10,859
Financial liabilities:
Notes and bond payable	$455,544	$452,766	$458,480	$403,802	$400,470	$407,449
KBS SOR (BVI) Holdings, Ltd. Series A Debentures	$217,418	$213,767	$218,686	$259,516	$255,002	$255,814
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
As of June 30, 2019, the Company measured the following assets at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Real estate equity securities	$65,267	$65,267	$—	$—
Asset derivative - interest rate caps	$26	$—	$26	$—
Liability derivative - foreign currency collar	$(169)	$—	$(169)	$—

11.	RELATED PARTY TRANSACTIONS
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
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2019
(unaudited)

On January 6, 2014, the Company, together with KBS REIT I, KBS REIT II, KBS REIT III, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT II, the Dealer Manager, the Advisor and other KBS-affiliated entities, entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage are shared. The cost of these lower tiers is allocated by the Advisor and its insurance broker among each of the various entities covered by the program, and is billed directly to each entity. In June 2015, KBS Growth & Income REIT was added to the insurance program at terms similar to those described above. KBS REIT I elected to cease participation in the program at the June 2017 renewal and obtained separate insurance coverage. At renewal in June 2018, the Company, KBS Strategic Opportunity REIT II and KBS Legacy Partners Apartment REIT elected to cease participation in the program and obtain separate insurance coverage. The Company, together with KBS Strategic Opportunity REIT II, entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage are shared. The cost of these lower tiers is allocated by the Advisor and its insurance broker among each REIT covered by the program, and is billed directly to each REIT. The program is effective through June 30, 2020.
During the three and six months ended June 30, 2019 and 2018, no other business transactions occurred between the Company and these other KBS-sponsored programs.
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three and six months ended June 30, 2019 and 2018, respectively, and any related amounts payable as of June 30, 2019 and December 31, 2018 (in thousands):

	Incurred				Payable as of
	Three Months Ended June 30,		Six Months Ended June 30,		June 30, 2019	December 31, 2018
	2019	2018	2019	2018
Expensed
Asset management fees	$1,971	$2,217	$3,861	$4,043	$—	$—
Reimbursable operating expenses (1)	83	115	172	198	48	29
Disposition fees (2)	—	—	394	—	—	—
Capitalized
Acquisition fees on real estate	897	734	897	3,094	—	—
Acquisition fee on investment in unconsolidated joint venture	50	—	50	—	50	—
Acquisition fees on real estate equity securities	—	9	—	157	—	7
	$3,001	$3,075	$5,374	$7,492	$98	$36
_____________________
(1) The Advisor may seek reimbursement for certain employee costs under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $62,000 and $133,000 for the three and six months ended June 30, 2019, respectively, and $78,000 and $161,000 for the three and six months ended June 30, 2018, respectively, and were the only employee costs reimbursed under the Advisory Agreement during these periods. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company’s direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company.
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
June 30, 2019
(unaudited)

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
Pacific Oak is a group of companies founded and owned by Keith D. Hall, the Company’s Chief Executive Officer and a director, and Peter McMillan III, the Company’s President and Chairman of the Board of Directors. As of June 30, 2019, the Company had 210,000 shares of Battery Point Series A-3 Preferred Units with a per-unit price of $25.
On June 27, 2019, the Company made a $5.0 million investment in the Pacific Oak Opportunity Zone Fund I (defined below). Pacific Oak Opportunity Zone Fund I is sponsored by Pacific Oak. Pacific Oak is entitled to certain fees in connection with the fund. The fund will pay an acquisition fee equal to 1.5% of the purchase price of each asset (including any debt incurred or assumed and significant capital improvement costs budgeted as of the date of acquisition) with a purchase price less than or equal to $25.0 million plus 1.0% of the purchase price in excess of $25.0 million; a quarterly asset management fee equal to 0.25% of the total purchase price of all assets (including any debt incurred or assumed and significant capital improvement costs budgeted as of the date of acquisition) as of the end of the applicable quarter; and a financing fee equal to 0.5% of the original principal amount of any indebtedness they incur (reduced by any financing fee previously paid with respect to indebtedness being refinanced). In the case of investments made through joint ventures, the fees above will be determined based on our proportionate share of the investment. Pacific Oak is also entitled to certain distributions paid by the Pacific Oak Opportunity Zone Fund I after the Class A Members have received their preferred return. These fees and distributions have been waived for the Company’s $5.0 million investment.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2019
(unaudited)

12.	INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
As of June 30, 2019 and December 31, 2018, the Company’s investments in unconsolidated joint ventures were composed of the following (dollars in thousands):

	Number of Properties at June 30, 2019			Investment Balance at
Joint Venture		Location	Ownership %	June 30, 2019	December 31, 2018
NIP Joint Venture	2	Various	Less than 5.0%	$1,225	$1,476
110 William Joint Venture	1	New York, New York	60.0%	—	325
353 Sacramento Joint Venture	1	San Francisco, California	55.0%	42,689	43,068
Battery Point Series A-3 Preferred Units	N/A	N/A	N/A	2,992	—
Pacific Oak Opportunity Zone Fund I	N/A	N/A	N/A	5,050	—
				$51,956	$44,869
Investment in National Industrial Portfolio Joint Venture
On May 18, 2012, the Company, through an indirect wholly owned subsidiary, entered into a joint venture (the “NIP Joint Venture”) with OCM NIP JV Holdings, L.P. and HC KBS NIP JV, LLC (“HC-KBS”). The NIP Joint Venture has invested in a portfolio of industrial properties. The Company made an initial capital contribution of $8.0 million, which represents less than a 5.0% ownership interest in the NIP Joint Venture as of June 30, 2019.
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
During the three and six months ended June 30, 2019, the Company received a distribution of $0.3 million related to its investment in the NIP Joint Venture, which is reflected as a return of capital from the NIP Joint Venture. During the three months ended June 30, 2018, the Company received a distribution of $0.9 million related to its investment in the NIP Joint Venture. The Company recognized $0.1 million of income distributions and $0.8 million of return of capital from the NIP Joint Venture. During the six months ended June 30, 2018, the Company received a distribution of $1.3 million related to its investment in the NIP Joint Venture. The Company recognized $0.2 million of income distributions and $1.1 million of return of capital from the NIP Joint Venture.
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
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2019
(unaudited)

As of December 31, 2018, the book value of the Company’s investment in the 110 William Joint Venture was $0.3 million, which includes $1.4 million of unamortized acquisition fees and expenses incurred directly by the Company. During the three and six months ended June 30, 2018, the Company recorded $1.5 million and $3.1 million equity in loss from the 110 William Joint Venture, respectively. During the three and six months ended June 30, 2018, the Company did not receive any distributions related to its investment in the 110 William Joint Venture.
As of June 30, 2019, the book value of the Company’s investment in the 110 William Joint Venture was $0. During the six months ended June 30, 2019, the Company recorded $7.5 million equity in income from the 110 William Joint Venture, which includes a $7.8 million gain related to a distribution received, net of the Company’s share of net losses of $0.3 million. During the six months ended June 30, 2019, the 110 William Joint Venture made a $7.8 million distribution to the Company and a $5.2 million distribution to the 110 William JV Partner funded with proceeds from the 110 William refinancing (discussed below). The distribution exceeded the book value of the Company’s investment in the 110 William Joint Venture, and the Company recorded the $7.8 million distribution as a gain included in equity in income of unconsolidated joint ventures during the six months ended June 30, 2019. This gain was recorded because the Company determined that the distribution is not refundable and it does not have an implicit or explicit commitment to fund the 110 William Joint Venture. The Company will suspend the equity method of accounting and will not record the Company's share of losses and will not record the Company's share of any subsequent income for the 110 William Joint Venture until the Company’s share of net income exceeds the gain recorded and the Company’s share of the net losses not recognized during the period the equity method was suspended.
Summarized financial information for the 110 William Joint Venture follows (in thousands):

	June 30, 2019	December 31, 2018
Assets:
Real estate assets, net of accumulated depreciation and amortization	$241,767	$235,613
Other assets	32,485	37,337
Total assets	$274,252	$272,950
Liabilities and equity:
Notes payable, net	$284,818	$267,311
Other liabilities	8,624	7,485
Partners’ deficit	(19,190)	(1,846)
Total liabilities and equity	$274,252	$272,950

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues	$9,442	$9,951	$17,701	$19,760
Expenses:
Operating, maintenance, and management	2,280	2,296	4,452	4,763
Real estate taxes and insurance	1,725	1,655	3,430	3,290
Depreciation and amortization	2,839	4,126	5,503	8,345
Interest expense	4,124	4,418	8,732	8,535
Total expenses	10,968	12,495	22,117	24,933
Total other income	39	24	71	38
Net loss	$(1,487)	$(2,520)	$(4,345)	$(5,135)
Company’s share of net loss (1)	$(892)	$(1,512)	$(2,607)	$(3,081)
_____________________
(1) During the three and six months ended June 30, 2019, the Company recorded $0 and $0.3 million of net losses in equity in income of unconsolidated joint ventures and suspended the recording of the Company’s remaining share of net losses.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2019
(unaudited)

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
During the three and six months ended June 30, 2019, the Company did not receive any distributions related to its investment in the 353 Sacramento Joint Venture. During the three and six months ended June 30, 2018, the Company made a $1.3 million contribution to the 353 Sacramento Joint Venture.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2019
(unaudited)

Summarized financial information for the 353 Sacramento Joint Venture follows (in thousands):

	June 30, 2019	December 31, 2018
Assets:
Real estate assets, net of accumulated depreciation and amortization	$179,347	$180,852
Other assets	12,573	13,123
Total assets	$191,920	$193,975
Liabilities and equity:
Notes payable, net	$109,994	$105,593
Other liabilities	5,223	10,863
Partners’ capital	76,703	77,519
Total liabilities and equity	$191,920	$193,975

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues	$4,187	$2,627	$8,345	$5,296
Expenses:
Operating, maintenance, and management	939	891	1,769	1,769
Real estate taxes and insurance	694	605	1,395	1,217
Depreciation and amortization	1,563	1,387	3,131	2,837
Interest expense	1,447	1,348	2,866	2,587
Total expenses	4,643	4,231	9,161	8,410
Net loss	(456)	(1,604)	(816)	(3,114)
Company’s equity in loss of unconsolidated joint venture	$(215)	$(851)	$(379)	$(1,649)
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
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2019
(unaudited)

The Company does not have a unilateral right to redeem the Battery Point Series A-3 Preferred Units on a stated redemption date, therefore the Company classified the Series A-3 Preferred Units as an equity investment without a readily determinable fair value.  In accordance with FASB ASC 321, Investments - Equity Securities, the Company may elect to measure an equity investment without a readily determinable value that does not qualify for the practical expedient to estimate fair value using the net asset value per share, at its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.  The Company elected to measure its investment in the Battery Point Series A-3 Preferred Units in accordance with the above accounting guidance and recorded its investment in the Battery Point Series A-3 Preferred Units as of June 30, 2019, at a carrying value of $3.0 million.  During the three and six months ended June 30, 2019, the Company received a distribution of $0.1 million, which was recognized as dividend income from real estate equity securities.
Investment in Pacific Oak Opportunity Zone Fund I
On June 27, 2019, the Company acquired 22 Class A Units for $5.0 million in Pacific Oak Opportunity Zone Fund I, LLC (“Pacific Oak Opportunity Zone Fund I”). As of June 30, 2019, the book value of the Company’s investment in Pacific Oak Opportunity Zone Fund I was $5.1 million, which includes $0.1 million of acquisition fees. As of June 30, 2019, Pacific Oak Opportunity Zone Fund I consolidated one joint venture with real estate under development.  As of June 30, 2019, the Company has concluded that Pacific Oak Opportunity Zone Fund I qualifies as a Variable Interest Entity (“VIE”) because there is insufficient equity at risk to finance the entity’s activities and the entity is structured with non-substantive voting rights. The Company concluded it is not the primary beneficiary of this VIE since it does not have the power to direct the activities that most significantly impact the entity’s economic performance and will account for its investment under the equity method of accounting.
The Company’s maximum exposure to loss as a result of its involvement with this VIE is limited to the carrying value of the investment in Pacific Oak Opportunity Zone Fund I which totaled $5.1 million as of June 30, 2019.

13.	SUPPLEMENTAL CASH FLOW AND SIGNIFICANT NONCASH TRANSACTION DISCLOSURES
Supplemental cash flow and significant noncash transaction disclosures were as follows (in thousands):

	Six Months Ended June 30,
	2019	2018
Supplemental Disclosure of Cash Flow Information:
Interest paid, net of capitalized interest of $1,389 and $1,282 for the six months ended June 30, 2019 and 2018, respectively	$13,156	$12,247
Supplemental Disclosure of Significant Noncash Transactions:
Accrued improvements to real estate	5,286	4,982
Mortgage loan assumed by buyer in connection with sale of real estate	23,663	—
Redeemable common stock payable	5,463	421
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	564	964
Distributions paid to common stockholders through common stock issuances pursuant to the December 2017 special dividend	—	150,299
Redemption of Series B Preferred Units in exchange for Series A-3 Preferred Units	2,992	—

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2019
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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Although there can be no assurance, the Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations as of June 30, 2019. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities.
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
KBS STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2019
(unaudited)

On April 4, 2018, the Company’s stockholders approved the acceleration of the payment of such incentive compensation, subject to certain conditions. Such accelerated payment would require approval by a special committee of the Company’s board of directors in connection with the anticipated conversion of the Company into a net asset value REIT. The Advisor estimated the fair value of this liability to be as much as $43 million as of June 30, 2019, based on a hypothetical liquidation of the assets and liabilities at their estimated fair values, after considering the impact of any potential closing costs and fees related to the disposition of real estate properties. The fair value of the Incentive Fee liability as of June 30, 2019 is based on the estimated fair values of the Company’s assets and liabilities as of that date and changes to the fair values of assets and liabilities could have a material impact to the Incentive Fee calculation. The Incentive Fee is not currently payable to the Advisor, as it remains subject to further approval by the special committee and the Company’s conversion to a perpetual-life NAV REIT, and there is no guarantee that it will ever be payable.

15.	SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Distribution Declared
On August 8, 2019, the Company’s board of directors authorized a distribution in the amount of $0.00860000 per share of common stock to stockholders of record as of the close of business on September 13, 2019. The Company expects to pay this distribution on or about September 18, 2019.
Real Estate Disposition Subsequent to June 30, 2019
Burbank Collection
On July 19, 2019, the Burbank Collection joint venture sold the Burbank Collection to a purchaser unaffiliated with the Company or the Advisor, for $25.9 million before closing costs. As of June 30, 2019, the carrying value of the Burbank Collection was $14.7 million, which was net of $2.7 million of accumulated depreciation and amortization.
On July 19, 2019, in connection with the disposition of the Burbank Collection, the Burbank Collection joint venture repaid $10.6 million of the outstanding principal balance due under the Burbank Collection mortgage loan.

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

•	We depend on our advisor to conduct our operations and eventually dispose of our investments.

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
On January 8, 2009, we filed a registration statement on Form S-11 with the SEC to offer a minimum of 250,000 shares and a maximum of 140,000,000 shares of common stock for sale to the public, of which 100,000,000 shares were registered in our primary offering and 40,000,000 shares were registered under our dividend reinvestment plan. We ceased offering shares of common stock in our primary offering on November 14, 2012. We sold 56,584,976 shares of common stock in the primary offering for gross offering proceeds of $561.7 million. We continue to offer shares of common stock under the dividend reinvestment plan. As of June 30, 2019, we had sold 6,800,440 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $76.0 million. Also as of June 30, 2019, we had redeemed 23,315,550 of the shares sold in our offering for $280.5 million. As of June 30, 2019, we had issued 25,976,746 shares of common stock in connection with special dividends. Additionally, on December 29, 2011 and October 23, 2012, we issued 220,994 shares and 55,249 shares of common stock, respectively, for $2.0 million and $0.5 million, respectively, in private transactions exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.
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
As of June 30, 2019, we consolidated seven office properties, one office portfolio consisting of four office buildings and 14 acres of undeveloped land, one retail property, one apartment property and three investments in undeveloped land with approximately 1,000 developable acres and owned five investments in unconsolidated joint ventures and three investments in real estate equity securities.
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
We sold 56,584,976 shares of common stock in the primary portion of our initial public offering for gross offering proceeds of $561.7 million. We ceased offering shares in the primary portion of our initial public offering on November 14, 2012. We continue to offer shares of common stock under the dividend reinvestment plan. As of June 30, 2019, we had sold 6,800,440 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $76.0 million. To date, we have invested all of the net proceeds from our initial public offering in real estate and real estate-related investments. We intend to use our cash on hand, proceeds from asset sales, proceeds from debt financing, cash flow generated by our real estate operations and real estate-related investments and proceeds from our dividend reinvestment plan as our primary sources of immediate and long-term liquidity.
Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures and corporate general and administrative expenses.  Cash flow from operations from our real estate investments is primarily dependent upon the occupancy levels of our properties, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures.  As of June 30, 2019, our office and retail properties were collectively 77% occupied and our apartment property was 94% occupied.
Investments in real estate equity securities generate cash flow in the form of dividend income, which is reduced by asset management fees. As of June 30, 2019, we had three investments in real estate equity securities outstanding with a total carrying value of $65.3 million.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee of our board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expense reimbursements for the four fiscal quarters ended June 30, 2019 did not exceed the charter-imposed limitation.
For the six months ended June 30, 2019, our cash needs for capital expenditures, redemptions of common stock and debt servicing were met with proceeds from dispositions of real estate and undeveloped land, proceeds from debt financing, proceeds from our dividend reinvestment plan and cash on hand. Operating cash needs during the same period were met through cash flow generated by our real estate and real estate-related investments and cash on hand. As of June 30, 2019, we had outstanding debt obligations in the aggregate principal amount of $673.0 million, with a weighted-average remaining term of 2.2 years. As of June 30, 2019, we had a total of $146.8 million of debt obligations scheduled to mature within 12 months of that date. We plan to exercise our extension options available under our loan agreements or pay down or refinance the related notes payable prior to their maturity dates.
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

Cash Flows from Operating Activities
As of June 30, 2019, we consolidated seven office properties, one office portfolio consisting of four office buildings and 14 acres of undeveloped land, one retail property (which was held for sale), one apartment property and three investments in undeveloped land with approximately 1,000 developable acres and owned five investments in unconsolidated joint ventures and three investments in real estate equity securities. During the six months ended June 30, 2019, net cash used in operating activities was $3.4 million. We expect that our cash flows from operating activities will increase in future periods as a result of leasing additional space that is currently unoccupied and anticipated future acquisitions of real estate and real estate-related investments. However, our cash flows from operating activities may decrease to the extent that we dispose of additional assets.
Cash Flows from Investing Activities
Net cash provided by investing activities was $55.4 million for the six months ended June 30, 2019 and primarily consisted of the following:

•	Acquisition of an office property of $90.3 million;

•	Proceeds from the sale of real estate equity securities of $24.1 million;

•	Improvements to real estate of $18.2 million;

•	Proceeds from the sale of one apartment property of $17.9 million;

•	Distribution of capital from an unconsolidated joint venture of $8.1 million;

•	Proceeds from the principal repayment on real estate debt securities of $7.8 million;

•	Contributions to unconsolidated joint venture of $5.0 million; and

•	Insurance proceeds received for property damages of $0.4 million.
Cash Flows from Financing Activities
Net cash used in financing activities was $15.0 million for the six months ended June 30, 2019 and consisted primarily of the following:

•
$20.7 million of net cash provided by debt and other financings as a result of proceeds from notes payable of $84.3 million, partially offset by principal payments on notes and bonds payable of $62.5 million and payments of deferred financing costs of $1.1 million;

•	$5.1 million of cash used for redemptions of common stock;

•	$1.8 million of distributions to noncontrolling interests;

•	$1.8 million of net cash provided by the issuance of $1.9 million of preferred membership units of our subsidiary, partially offset by sale commissions and other costs of $0.1 million; and

•	$0.6 million of net cash distributions to stockholders, after giving effect to distributions reinvested by stockholders of $0.6 million.
In order to execute our investment strategy, we utilize secured debt and we may, to the extent available, utilize unsecured debt, to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinancing and interest risks, are properly balanced with the benefit of using leverage. There is no limitation on the amount we may borrow for any single investment. Our charter limits our total liabilities such that our total liabilities may not exceed 75% of the cost of our tangible assets; however, we may exceed that limit if a majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our common stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of June 30, 2019, our borrowings and other liabilities were approximately 69% of the cost (before depreciation and other noncash reserves) and 68% of the book value (before depreciation) of our tangible assets.
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
The advisory agreement has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of our advisor and our conflicts committee. We may terminate the advisory agreement without cause or penalty upon providing 30 days’ written notice and our advisor may terminate the advisory agreement without cause or penalty upon providing 90 days’ written notice.
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
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of June 30, 2019 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2019	2020-2021	2022-2023	Thereafter
Outstanding debt obligations (1)	$672,962	$41,142	$382,599	$244,066	$5,155
Interest payments on outstanding debt obligations (2)	62,558	14,282	37,277	8,569	2,430
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts, maturity dates, foreign currency rates and interest rates in effect at June 30, 2019. We incurred interest expense of $14.1 million, excluding amortization of deferred financing costs of $1.7 million and including interest capitalized of $1.4 million, for the six months ended June 30, 2019.

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
On April 4, 2018, our stockholders approved the acceleration of the payment of such incentive compensation, subject to certain conditions. Such accelerated payment would require approval by a special committee of our board of directors in connection with our anticipated conversion into a net asset value REIT. Our advisor estimated the fair value of this liability to be as much as $43 million as of June 30, 2019, based on a hypothetical liquidation of the assets and liabilities at their estimated fair values, after considering the impact of any potential closing costs and fees related to the disposition of real estate properties. The fair value of the Incentive Fee liability as of June 30, 2019 is based on the estimated fair values of our assets and liabilities as of that date and changes to the fair values of assets and liabilities could have a material impact to the Incentive Fee calculation. The Incentive Fee is not currently payable to our advisor, as it remains subject to further approval by the special committee and our conversion to a perpetual-life NAV REIT, and there is no guarantee that it will ever be payable.
Results of Operations
Overview
As of June 30, 2018, we consolidated seven office properties (of which one office property was held for sale), one office portfolio consisting of four office buildings and 14 acres of undeveloped land, one office/flex/industrial portfolio consisting of 21 buildings, one retail property, two apartment properties and three investments in undeveloped land with approximately 1,100 developable acres and owned three investments in unconsolidated joint ventures, an investment in real estate debt securities and three investments in real estate equity securities. As of June 30, 2019, we consolidated seven office properties, one office portfolio consisting of four office buildings and 14 acres of undeveloped land, one retail property, one apartment property and three investments in undeveloped land with approximately 1,000 developable acres and owned five investments in unconsolidated joint ventures and three investments in real estate equity securities. Our results of operations for the three and six months ended June 30, 2019 may not be indicative of those in future periods due to acquisition and disposition activities. Additionally, the occupancy in our properties has not been stabilized. As of June 30, 2019, our office and retail properties were collectively 77% occupied and our apartment property was 94% occupied. However, due to the amount of near-term lease expirations, we do not put significant emphasis on quarterly changes in occupancy (positive or negative) in the short run. Our underwriting and valuations are generally more sensitive to “terminal values” that may be realized upon the disposition of the assets in the portfolio and less sensitive to ongoing cash flows generated by the portfolio in the years leading up to an eventual sale. There are no guarantees that occupancies of our assets will increase, or that we will recognize a gain on the sale of our assets. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of leasing additional space and acquiring additional assets but decrease due to disposition activity.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparison of the three months ended June 30, 2019 versus the three months ended June 30, 2018
The following table provides summary information about our results of operations for the three months ended June 30, 2019 and 2018 (dollar amounts in thousands):

	Three Months Ended June 30,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions/ Dispositions (1)	$ Change Due to Investments Held Throughout Both Periods (2)
	2019	2018
Rental income	$19,837	$22,091	$(2,254)	(10)%	$(2,667)	$413
Other operating income	1,509	1,479	30	2%	(34)	64
Interest income from real estate debt securities	—	511	(511)	(100)%	(511)	—
Dividend income from real estate equity securities	343	1,209	(866)	(72)%	(866)	—
Operating, maintenance, and management costs	6,826	7,571	(745)	(10)%	(899)	154
Real estate taxes and insurance	3,301	3,435	(134)	(4)%	(92)	(42)
Asset management fees to affiliate	1,971	2,217	(246)	(11)%	(288)	42
General and administrative expenses	2,015	2,250	(235)	(10)%	n/a	n/a
Foreign currency transaction loss (gain), net	2,474	(10,111)	12,585	(124)%	n/a	n/a
Depreciation and amortization	8,357	9,042	(685)	(8)%	(788)	103
Interest expense	7,249	7,819	(570)	(7)%	(954)	384
Income from unconsolidated joint venture	—	131	(131)	(100)%	—	(131)
Equity in loss of unconsolidated joint ventures, net	(215)	(2,373)	2,158	(91)%	—	2,158
Other interest income	636	419	217	52%	n/a	n/a
Gain on real estate equity securities	4,294	8,724	(4,430)	(51)%	(4,430)	—
(Loss) gain on sale of real estate	(6)	25	(31)	(124)%	(31)	—
_____________________
(1) Represents the dollar amount increase (decrease) for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 related to real estate and real estate-related investments acquired or disposed on or after April 1, 2018.
(2) Represents the dollar amount increase (decrease) for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 with respect to real estate and real estate-related investments owned by us during the entirety of both periods presented.
Rental income decreased from $22.1 million for the three months ended June 30, 2018 to $19.8 million for the three months ended June 30, 2019, primarily as a result of properties disposed in 2018 and 2019, partially offset by properties acquired in 2018 and 2019 and an overall increase in rental rates. The occupancy of our office and retail properties, collectively, held throughout both periods remained consistent at 75% as of June 30, 2018 and June 30, 2019. Annualized base rent per square foot increased from $23.28 as of June 30, 2018 to $24.06 as of June 30, 2019 related to properties (excluding apartments) held throughout both periods. We expect rental income to increase in future periods as a result of owning the property acquired during 2019 for an entire period, leasing additional space and to the extent we acquire additional properties, but to decrease to the extent we dispose of properties.
Other operating income remained consistent at $1.5 million for the three months ended June 30, 2018. We expect other operating income to increase in future periods as a result of owning the property acquired during 2019 for an entire period, leasing additional space, increases in parking income as we stabilize properties and to the extent we acquire additional properties.
Interest income from real estate debt securities decreased from $0.5 million for the three months ended June 30, 2018 to $0 for the three months ended June 30, 2019, primarily as a result of the redemption of real estate debt securities on March 20, 2019.
Dividend income from real estate equity securities decreased from $1.2 million for the three months ended June 30, 2018 to $0.3 million for the three months ended June 30, 2019, primarily as a result of the sale of real estate equity securities in 2018 and 2019. We expect dividend income from real estate equity securities to vary in future periods as a result of the timing of dividends declared and investment activity.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Property operating costs and real estate taxes and insurance decreased from $7.6 million and $3.4 million, respectively, for the three months ended June 30, 2018 to $6.8 million and $3.3 million, respectively, for the three months ended June 30, 2019, primarily as a result of properties disposed in 2018 and 2019, partially offset by properties acquired in 2018 and 2019. We expect property operating costs and real estate taxes and insurance to increase in future periods as a result of owning the property acquired during 2019 for an entire period, to the extent we acquire additional properties, increasing occupancy of our real estate assets and general inflation, but to decrease to the extent we dispose of properties.
Asset management fees decreased from $2.2 million for the three months ended June 30, 2018 to $2.0 million for the three months ended June 30, 2019, primarily as a result of properties disposed in 2018 and 2019, partially offset by properties acquired in 2018 and 2019. We expect asset management fees to increase in future periods as a result of owning the property acquired during 2019 for an entire period and capital expenditures and to the extent we acquire additional properties, but to decrease to the extent we dispose of properties. All asset management fees incurred as of June 30, 2019 have been paid.
General and administrative expenses decreased from $2.3 million for the three months ended June 30, 2018 to $2.0 million for the three months ended June 30, 2019, primarily due to decreased legal expenses incurred to evaluate certain strategic transactions. We expect general and administrative expenses to fluctuate in future periods based on investment and disposition activity as well as costs incurred to evaluate strategic transactions.
We recognized $2.5 million of foreign currency transaction loss, net for the three months ended June 30, 2019 and $10.1 million of foreign currency transaction gain, net, for the three months ended June 30, 2018, related to the Series A debentures in Israel. These debentures are denominated in Israeli new Shekels and we expect to recognize foreign transaction gains and losses based on changes in foreign currency exchange rates, but expect our exposure to be limited to the extent that we have entered into foreign currency options and foreign currency collars. As of June 30, 2019, we had entered into one foreign currency collar to hedge against a change in the exchange rate of the Israeli new Shekel versus the U.S. Dollar. The foreign currency collar expires in August 2019 and has an aggregate Israeli new Shekels notional amount of 776.2 million. During the three months ended June 30, 2019, we recognized a $1.2 million gain related to the foreign currency collars, which is shown net against $3.7 million of foreign currency transaction loss in the accompanying consolidated statements of operations as foreign currency transaction loss, net. During the three months ended June 30, 2018, we recognized a $2.2 million loss related to the foreign currency option, which is shown net against $12.3 million of foreign currency transaction gain in the accompanying consolidated statements of operations as foreign currency transaction loss, net.
Depreciation and amortization decreased from $9.0 million for the three months ended June 30, 2018 to $8.4 million for the three months ended June 30, 2019, primarily as a result of properties disposed in 2018 and 2019, partially offset by properties acquired in 2018 and 2019. We expect depreciation and amortization to increase in future periods as a result of owning the property acquired during 2019 for an entire period and to the extent we acquire additional properties, but to decrease as a result of amortization of tenant origination costs related to lease expirations and disposition of properties.
Interest expense decreased from $7.8 million for the three months ended June 30, 2018 to $7.2 million for the three months ended June 30, 2019, primarily as a result of the paydown of debt on properties disposed in 2018 and 2019 and the March 1, 2019 Debentures principal installment payment of 194.0 million Israeli new Shekels (approximately $53.6 million as of March 1, 2019), partially offset by increased borrowings related to properties acquired in 2018 and increased one-month LIBOR rates during the three months ended June 30, 2019. Excluded from interest expense was $0.7 million and $0.6 million of interest capitalized to our investments in undeveloped land during the three months ended June 30, 2019 and 2018, respectively. Our interest expense in future periods will vary based on interest rate fluctuations, the amount of interest capitalized and our level of future borrowings, which will depend on the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives and will decrease to the extent we dispose of properties and paydown debt, including annual principal installment payments on the Debentures.
During the three months ended June 30, 2019, we received a distribution of $0.3 million related to our investment in the NIP Joint Venture. We recognized $0.3 million of return of capital from the NIP Joint Venture. During the three months ended June 30, 2018, we received a distribution of $0.9 million related to our investment in the NIP Joint Venture. We recognized $0.1 million of income distributions and $0.8 million of return of capital from the NIP Joint Venture.
Equity in loss of unconsolidated joint ventures decreased from a loss of $2.4 million for the three months ended June 30, 2018 to a loss of $0.2 million for the three months ended June 30, 2019, primarily as a result of the 110 William Joint Venture not recording any equity in loss for the three months ended June 30, 2019 and an increase in occupancy at 353 Sacramento Street. See the results of operations for the six months ended June 30, 2019 and 2018 for further discussion.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Other interest income increased from $0.4 million for the three months ended June 30, 2018 to $0.6 million for the three months ended June 30, 2019, primarily as a result of increased dividends from money market mutual funds due to our increased investment balance in these funds.
Gain on real estate equity securities was $8.7 million for the three months ended June 30, 2018. Gain on real estate equity securities was $4.3 million for the three months ended June 30, 2019. We expect gain (loss) on real estate equity securities to fluctuate in future periods as a result of changes in share prices of our investments in real estate equity securities.
Comparison of the six months ended June 30, 2019 versus the six months ended June 30, 2018
The following table provides summary information about our results of operations for the six months ended June 30, 2019 and 2018 (dollar amounts in thousands):

	Six Months Ended June 30,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions/ Dispositions (1)	$ Change Due to Investments Held Throughout Both Periods (2)
	2019	2018
Rental income	$38,210	$39,439	$(1,229)	(3)%	$(1,858)	$629
Other operating income	2,902	2,214	688	31%	551	137
Interest income from real estate debt securities	369	1,012	(643)	(64)%	(643)	—
Dividend income from real estate equity securities	2,119	2,260	(141)	(6)%	(141)	—
Operating, maintenance, and management costs	13,098	13,058	40	—%	(204)	244
Real estate taxes and insurance	6,279	5,773	506	9%	360	146
Asset management fees to affiliate	3,861	4,043	(182)	(5)%	(219)	37
General and administrative expenses	3,548	4,302	(754)	(18)%	n/a	n/a
Foreign currency transaction loss (gain), net	5,290	(9,114)	14,404	(158)%	n/a	n/a
Depreciation and amortization	16,037	16,307	(270)	(2)%	(474)	204
Interest expense	14,417	14,410	7	—%	(18)	25
Income from unconsolidated joint venture	—	185	(185)	(100)%	—	(185)
Equity in income (loss) of unconsolidated joint ventures, net	7,096	(4,751)	11,847	(249)%	—	11,847
Other interest income	1,327	1,349	(22)	(2)%	n/a	n/a
Gain (loss) on real estate equity securities	15,459	(7,287)	22,746	(312)%	22,746	—
Gain on sale of real estate	7,569	649	6,920	1,066%	6,920	—
Loss on extinguishment of debt	(856)	—	(856)	n/a	(856)	—
_____________________
(1) Represents the dollar amount increase (decrease) for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 related to real estate and real estate-related investments acquired or disposed on or after January 1, 2018.
(2) Represents the dollar amount increase (decrease) for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 with respect to real estate and real estate-related investments owned by us during the entirety of both periods presented.
Rental income decreased from $39.4 million for the six months ended June 30, 2018 to $38.2 million for the six months ended June 30, 2019, primarily as a result of properties disposed in 2018 and 2019, partially offset by properties acquired in 2018 and 2019 and an overall increase in rental rates. The occupancy of our office and retail properties, collectively, held throughout both periods decreased from 76% as of June 30, 2018 to 75% as of June 30, 2019. Annualized base rent per square foot increased from $21.85 as of June 30, 2018 to $22.63 as of June 30, 2019 related to properties (excluding apartments) held throughout both periods. We expect rental income to increase in future periods as a result of owning the property acquired during 2019 for an entire period, leasing additional space and to the extent we acquire additional properties, but to decrease to the extent we dispose of properties.
Other operating income increased from $2.2 million for the six months ended June 30, 2018 to $2.9 million for the six months ended June 30, 2019, primarily as a result of properties acquired in 2018 and 2019, partially offset by properties disposed in 2018 and 2019. We expect other operating income to increase in future periods as a result of owning the property acquired during 2019 for an entire period, leasing additional space, increases in parking income as we stabilize properties and to the extent we acquire additional properties.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Interest income from real estate debt securities decreased from $1.0 million for the six months ended June 30, 2018 to $0.4 million for the six months ended June 30, 2019, primarily as a result of a decrease in average principal balance outstanding. We expect interest income from real estate debt securities to decrease as a result of the redemption of real estate debt securities on March 20, 2019.
Dividend income from real estate equity securities decreased from $2.3 million for the six months ended June 30, 2018 to $2.1 million for the six months ended June 30, 2019, primarily as a result of the sale of real estate equity securities in 2018 and 2019, partially offset by the timing of the Keppel-KBS US REIT dividends declared in 2019 and additional real estate equity securities acquired in 2018. We expect dividend income from real estate equity securities to vary in future periods as a result of the timing of dividends declared and investment activity.
Property operating costs and real estate taxes and insurance increased from $13.1 million and $5.8 million, respectively, for the six months ended June 30, 2018 to $13.1 million and $6.3 million, respectively, for the six months ended June 30, 2019, primarily as a result of properties disposed in 2018 and 2019, partially offset by properties acquired in 2018 and 2019. Real estate taxes and insurance related to properties held through both periods increased during the six months ended June 30, 2019 primarily as a result of a property tax reassessment of 125 John Carpenter. We expect property operating costs and real estate taxes and insurance to increase in future periods as a result of owning the property acquired during 2019 for an entire period, to the extent we acquire additional properties, increasing occupancy of our real estate assets and general inflation, but to decrease to the extent we dispose of properties.
Asset management fees decreased from $4.0 million for the six months ended June 30, 2018 to $3.9 million for the six months ended June 30, 2019, primarily as a result of properties disposed in 2018 and 2019, partially offset by properties acquired in 2018 and 2019. We expect asset management fees to increase in future periods as a result of owning the property acquired during 2019 for an entire period and capital expenditures and to the extent we acquire additional properties, but to decrease to the extent we dispose of properties. All asset management fees incurred as of June 30, 2019 have been paid.
General and administrative expenses decreased from $4.3 million for the six months ended June 30, 2018 to $3.5 million for the six months ended June 30, 2019, primarily due to decreased legal expenses incurred to evaluate certain strategic transactions. We expect general and administrative expenses to fluctuate in future periods based on investment and disposition activity as well as costs incurred to evaluate strategic transactions.
We recognized $5.3 million of foreign currency transaction loss, net, for the six months ended June 30, 2019 and $9.1 million of foreign currency transaction gain, net, related to the Series A debentures in Israel. These debentures are denominated in Israeli new Shekels and we expect to recognize foreign transaction gains and losses based on changes in foreign currency exchange rates, but expect our exposure to be limited to the extent that we have entered into foreign currency options and foreign currency collars. As of June 30, 2019, we had entered into one foreign currency collar to hedge against a change in the exchange rate of the Israeli new Shekel versus the U.S. Dollar. The foreign currency collar expires in August 2019 and has an aggregate Israeli new Shekels notional amount of 776.2 million. During the six months ended June 30, 2019, we recognized a $4.2 million gain related to the foreign currency collars, which is shown net against $9.5 million of foreign currency transaction loss in the accompanying consolidated statements of operations as foreign currency transaction loss, net. During the six months ended June 30, 2018, we recognized a $4.3 million loss related to a foreign currency option, which is shown net against $13.4 million of foreign currency transaction gain in the accompanying consolidated statements of operations as foreign currency transaction loss, net.
Depreciation and amortization decreased from $16.3 million for the six months ended June 30, 2018 to $16.0 million for the six months ended June 30, 2019, primarily as a result of properties disposed in 2018 and 2019, partially offset by properties acquired in 2018 and 2019. We expect depreciation and amortization to increase in future periods as a result of owning the property acquired during 2019 for an entire period and to the extent we acquire additional properties, but to decrease as a result of amortization of tenant origination costs related to lease expirations and disposition of properties.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Interest expense remained consistent at $14.4 million for the six months ended June 30, 2018 and 2019, primarily as a result of increased borrowings related to properties acquired in 2018 and 2019 and increased one-month LIBOR rates during the six months ended June 30, 2019, partially offset by the paydown of debt on properties disposed in 2018 and 2019 and the March 1, 2019 Debentures principal installment payment of 194.0 million Israeli new Shekels (approximately $53.6 million as of March 1, 2019). Excluded from interest expense was $1.4 million and $1.3 million of interest capitalized to our investments in undeveloped land during the six months ended June 30, 2019 and 2018, respectively. Our interest expense in future periods will vary based on interest rate fluctuations, the amount of interest capitalized and our level of future borrowings, which will depend on the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives and will decrease to the extent we dispose of properties and paydown debt, including annual principal installment payments on the Debentures.
During the six months ended June 30, 2019, we received a distribution of $0.3 million related to our investment in the NIP Joint Venture. We recognized $0.3 million of return of capital from the NIP Joint Venture. During the six months ended June 30, 2018, we received a distribution of $1.3 million related to our investment in the NIP Joint Venture. We recognized $0.2 million of income distributions and $1.1 million of return of capital from the NIP Joint Venture.
Equity in loss of unconsolidated joint ventures was $4.8 million for the six months ended June 30, 2018. Equity in income of unconsolidated joint ventures was $7.1 million for the six months ended June 30, 2019, primarily as a result of a $7.8 million distribution from the 110 William Joint Venture funded with proceeds from the 110 William refinancing. During the six months ended June 30, 2019, we recorded $7.5 million equity in income from the 110 William Joint Venture, which includes a $7.8 million gain related to a distribution received, net of our share of net losses of $0.3 million. We will not record any subsequent equity in income for the 110 William Joint Venture until subsequent equity in income equals the gain recorded. Equity in loss of unconsolidated joint ventures decreased from a loss of $1.6 million to a loss of $0.4 million related to the 353 Sacramento Joint Venture primarily due to an increase in occupancy.
Other interest income remained consistent at $1.3 million for the six months ended June 30, 2018 and 2019.
Loss on real estate equity securities was $7.3 million for the six months ended June 30, 2018, all of which was unrealized loss. Gain on real estate equity securities was $15.5 million for the six months ended June 30, 2019, which was made up of $12.1 million unrealized gain on real estate securities held at June 30, 2019 and a $3.4 million realized gain on real estate securities sold during the six months ended June 30, 2019. We expect gain (loss) on real estate equity securities to fluctuate in future periods as a result of changes in share prices of our investments in real estate equity securities.
During the six months ended June 30, 2018, we sold 26 acres of undeveloped land that resulted in a gain on sale of $0.6 million, which was net of deferred profit of $0.3 million related to proceeds received from the purchaser for the value of land that was contributed to a master association that we consolidated. During the six months ended June 30, 2019, we sold one apartment property, which resulted in a gain on sale of $7.6 million.
During the six months ended June 30, 2019, we recognized loss on extinguishment of debt of $0.9 million related to debt repayments in connection with a real estate disposition.
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

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculations of MFFO and Adjusted MFFO, for the three and six months ended June 30, 2019 and 2018 (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net (loss) income attributable to common stockholders	$(6,249)	$10,036	$10,532	$(13,645)
Depreciation of real estate assets	4,858	4,878	9,282	8,996
Amortization of lease-related costs	3,499	4,164	6,755	7,311
Loss (gain) on sale of real estate (1)	6	(25)	(7,569)	(649)
(Gain) loss on real estate equity securities	(4,294)	(8,724)	(15,459)	7,287
Adjustments for noncontrolling interests - consolidated entities (2)	(79)	(122)	625	(243)
Adjustments for investments in unconsolidated entities (3)	1,671	3,249	(5,058)	6,588
FFO attributable to common stockholders	(588)	13,456	(892)	15,645
Straight-line rent and amortization of above- and below-market leases	(1,244)	(1,199)	(2,766)	(2,100)
Accretion of interest income on real estate debt securities	—	(21)	(13)	(128)
Amortization of net premium/discount on bond and notes payable	(26)	15	(46)	29
Loss on extinguishment of debt	—	—	856	—
Unrealized loss on interest rate caps	7	62	37	31
Mark-to-market foreign currency transaction loss (gain), net	2,474	(10,111)	5,290	(9,114)
Adjustments for noncontrolling interests - consolidated entities (2)	(94)	(1)	(92)	2
Adjustments for investments in unconsolidated entities (3)	(1,389)	(440)	(3,006)	(1,096)
MFFO attributable to common stockholders	(860)	1,761	(632)	3,269
Other capitalized operating expenses (4)	(772)	(693)	(1,536)	(1,439)
Casualty-related loss	506	—	506	—
Adjustments for noncontrolling interests - consolidated entities (2)	(51)	—	(51)	—
Adjusted MFFO attributable to common stockholders	$(1,177)	$1,068	$(1,713)	$1,830
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

Distributions
Distributions declared, distributions paid and cash flows provided by operations were as follows for the first and second quarters of 2019 (in thousands, except per share amounts):

	Distribution Declared	Distributions Declared Per Share	Distributions Paid (1)			Cash Flows (Used In) Provided by Operations
Period			Cash	Reinvested	Total
First Quarter 2019	$578	$0.009	$292	$286	$578	$(7,573)
Second Quarter 2019	573	0.009	295	278	573	4,159
	$1,151	$0.018	$587	$564	$1,151	$(3,414)
On March 7, 2019, our board of directors authorized a distribution in the amount of $0.00860000 per share of common stock to stockholders of record as of the close of business on March 14, 2019. We paid this distribution on March 19, 2019 and this was the only distribution declared during the first quarter of 2019.
On May 13, 2019, our board of directors authorized a distribution in the amount of $0.00860000 per share of common stock to stockholders of record as of the close of business on June 14, 2019. We paid this distribution on June 19, 2019 and this was the only distribution declared during the second quarter of 2019.
For the six months ended June 30, 2019, we paid aggregate distributions of $1.2 million, including $0.6 million of distributions paid in cash and $0.6 million of distributions reinvested through our dividend reinvestment plan. Our net income attributable to common stockholders for the six months ended June 30, 2019 was $10.5 million and our cash flows used in operations were $3.4 million. Our cumulative distributions paid and net income attributable to common stockholders from inception through June 30, 2019 were $194.2 million and $197.2 million, respectively. We have funded our cumulative distributions paid, which includes net cash distributions and distributions reinvested by stockholders, with proceeds from debt financing of $18.7 million, proceeds from the dispositions of property of $83.4 million and cash provided by operations of $92.1 million. To the extent that we pay distributions from sources other than our cash flow from operations or gains from asset sales, we will have fewer funds available for investment in real estate-related loans, opportunistic real estate, real estate-related debt securities and other real estate-related investments, the overall return to our stockholders may be reduced and subsequent investors may experience dilution.
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
Beginning January 1, 2019, we, as a lessor, record costs to negotiate or arrange a lease that would have been incurred regardless of whether the lease was obtained, such as legal costs incurred to negotiate an operating lease as an expense and classify such costs as operating, maintenance, and management expense on our consolidated statement of operations, as these costs are no longer capitalizable under the definition of initial direct costs under Topic 842.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Subsequent Events
We evaluate subsequent events up until the date the consolidated financial statements are issued.
Distribution Declared
On August 8, 2019, our board of directors authorized a distribution in the amount of $0.00860000 per share of common stock to stockholders of record as of the close of business on September 13, 2019. We expect to pay this distribution on or about September 18, 2019.
Real Estate Disposition Subsequent to June 30, 2019
Burbank Collection
On July 19, 2019, the Burbank Collection joint venture sold the Burbank Collection to a purchaser unaffiliated with us or our advisor, for $25.9 million before closing costs. As of June 30, 2019, the carrying value of the Burbank Collection was $14.7 million, which was net of $2.7 million of accumulated depreciation and amortization.
On July 19, 2019, in connection with the disposition of the Burbank Collection, the Burbank Collection joint venture repaid $10.6 million of the outstanding principal balance due under the Burbank Collection mortgage loan.

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
As of June 30, 2019, we had entered into one foreign currency collar to hedge against a change in the exchange rate of the Israeli new Shekel versus the U.S. Dollar. The foreign currency collar expires in August 2019 and has an aggregate Israeli new Shekels notional amount of 776.2 million. The foreign currency collar consists of a purchased call option to buy Israeli new Shekels at 3.4860 and a sold put option to sell the Israeli new Shekels at 3.6185. The foreign currency collar is intended to permit us to exchange, on the settlement date of the collar, 776.2 million Israeli new Shekels for an amount ranging from $214.5 million to $222.7 million.
As of June 30, 2019, we held 20,000 Israeli new Shekels and 21.8 million Israeli new Shekels in cash and restricted cash, respectively. In addition, as of June 30, 2019, we had bonds outstanding and the related interest payable in the amounts of 776.2 million Israeli new Shekels and 11.0 million Israeli new Shekels, respectively. Foreign currency exchange rate risk is the possibility that our financial results could be better or worse than planned because of changes in foreign currency exchange rates. Based solely on the remeasurement for the six months ended June 30, 2019, if foreign currency exchange rates were to increase or decrease by 10%, our net income would increase or decrease by approximately $19.5 million and $(23.8) million, respectively, for the same period. The foreign currency transaction income or loss as a result of the change in foreign currency exchange rates does not take into account any gains or losses on our foreign currency collar as a result of such change, which would reduce our foreign currency exposure.
We borrow funds at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of June 30, 2019, the fair value of our KBS SOR (BVI) Holdings, Ltd. Series A Debentures was $218.7 million and the outstanding principal balance was $217.4 million. As of June 30, 2019, excluding the KBS SOR (BVI) Holdings, Ltd. Series A Debentures, the fair value of our fixed rate debt was $7.8 million and the outstanding principal balance of our fixed rate debt was $6.2 million. The fair value estimate of our KBS SOR (BVI) Holdings, Ltd. Series A Debentures was calculated using the quoted bond price as of June 30, 2019 on the Tel Aviv Stock Exchange of 102.00 Israeli new Shekels. The fair value estimate of our fixed rate debt was calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of June 30, 2019. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting changes in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on variable rate debt would change our future earnings and cash flows, but would not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. As of June 30, 2019, we had entered into three separate interest rate caps with an aggregate notional of $175.7 million which effectively limits our exposure to increases in one-month LIBOR above certain thresholds. Based on interest rates as of June 30, 2019, if interest rates were 100 basis points higher or lower during the 12 months ending June 30, 2020, interest expense on our variable rate debt would increase by $4.3 million or decrease by $4.5 million, respectively.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 3.	Quantitative and Qualitative Disclosures about Market Risk (continued)

The weighted-average interest rates of our fixed rate debt and variable rate debt as of June 30, 2019 were 4.3%. The interest rate and weighted-average interest rate represent the actual interest rate in effect as of June 30, 2019 (consisting of the contractual interest rate and the effect of contractual floor rates, if applicable), using interest rate indices as of June 30, 2019 where applicable.
We are exposed to financial market risk with respect to our real estate equity securities. Financial market risk is the risk that we will incur economic losses due to adverse changes in our real estate equity security prices. Our exposure to changes in real estate equity security prices is a result of our investment in these types of securities. Market prices are subject to fluctuation and, therefore, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market prices of a real estate equity security may result from any number of factors, including perceived changes in the underlying fundamental characteristics of the issuer, the relative price of alternative investments, interest rates, default rates and general market conditions. In addition, amounts realized in the sale of a particular security may be affected by the relative quantity of the real estate equity security being sold. We do not currently engage in derivative or other hedging transactions to manage our real estate equity security price risk. As of June 30, 2019, we owned real estate equity securities with a book value of $65.3 million. Based solely on the prices of real estate equity securities as of June 30, 2019, if prices were to increase or decrease by 10%, our net income would increase or decrease, respectively, by approximately $6.5 million.

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

During the six months ended June 30, 2019, we fulfilled redemption requests eligible for redemption under our share redemption program and received in good order and funded redemptions under our share redemption program with the net proceeds from our dividend reinvestment plan and cash on hand. We redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed	Average Price Paid Per Share (1)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2019	—	$—	(2)
February 2019	13,633	$9.91	(2)
March 2019	253,283	$9.49	(2)
April 2019	11,327	$9.91	(2)
May 2019	38,577	$9.91	(2)
June 2019	218,744	$9.42	(2)
Total	535,564
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
(2) We limit the dollar value of shares that may be redeemed under the program as described above. During the six months ended June 30, 2019, we redeemed $5.1 million of common stock under the program, which represented all redemption requests received in good order and eligible for redemption through the June 2019 redemption date, except for the $35.6 million of shares in connection with redemption requests not made upon a stockholder’s death, “qualifying disability” or “determination of incompetence,” which redemption requests will be fulfilled subject to the limitations described above. Based on the Eleventh SRP, we have $4.9 million available for redemptions in the remainder of 2019, including shares that are redeemed in connection with a stockholders’ death, “qualifying disability” or “determination of incompetence,” subject to the limitations described above.
In addition to the redemptions under the share redemption program described above, during the six months ended June 30, 2019, we repurchased 1,256 shares of our common stock at $9.41 per share for an aggregate price of approximately $12,000.

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

KBS STRATEGIC OPPORTUNITY REIT, INC.

Date:	August 9, 2019	By:	/S/ KEITH D. HALL
Keith D. Hall
Chief Executive Officer and Director
(principal executive officer)

Date:	August 9, 2019	By:	/S/ JEFFREY K. WALDVOGEL
Jeffrey K. Waldvogel
Chief Financial Officer, Treasurer and Secretary
(principal financial officer)