Form 10-Q
period 2019-09-30
Pacific Oak Strategic Opportunity REIT, Inc.
filed 2019-11-08
CIK 1452936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

 FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 000-54382
______________________________________________________
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
(Exact Name of Registrant as Specified in Its Charter)
______________________________________________________

Maryland		26-3842535
(State or Other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification No.)
11150 Santa Monica Blvd., Suite 400
Los Angeles,	California	90025
(Address of Principal Executive Offices)		(Zip Code)
(424) 208-8100
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
As of November 4, 2019, there were 66,081,167 outstanding shares of common stock of Pacific Oak Strategic Opportunity REIT, Inc.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
FORM 10-Q
September 30, 2019

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2019	December 31, 2018
	(unaudited)
Assets
Real estate held for investment, net	$728,923	$635,567
Real estate held for sale, net	—	45,553
Real estate equity securities	79,112	73,876
Real estate debt securities, net	—	10,859
Total real estate and real estate-related investments, net	808,035	765,855
Cash and cash equivalents	103,711	152,385
Restricted cash	11,009	10,342
Investments in unconsolidated joint ventures	51,537	44,869
Rents and other receivables, net	17,498	12,095
Above-market leases, net	3,074	3,377
Prepaid expenses and other assets	15,115	12,736
Assets related to real estate held for sale, net	—	3,330
Total assets	$1,009,979	$1,004,989
Liabilities and equity
Notes and bonds payable, net
Notes and bonds payable related to real estate held for investment, net	$662,540	$621,934
Notes payable related to real estate held for sale, net	—	33,538
Total notes and bonds payable, net	662,540	655,472
Accounts payable and accrued liabilities	19,320	19,506
Due to affiliate	37	36
Below-market leases, net	4,559	4,947
Liabilities related to real estate held for sale, net	—	58
Other liabilities	18,216	21,006
Redeemable common stock payable	3,423	10,000
Total liabilities	708,095	711,025
Commitments and contingencies (Note 14)
Redeemable common stock	—	—
Equity
Pacific Oak Strategic Opportunity REIT, Inc. stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 66,124,718 and 66,822,861 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	661	668
Additional paid-in capital	547,750	547,770
Cumulative distributions and net income	(247,401)	(256,984)
Total Pacific Oak Strategic Opportunity REIT, Inc. stockholders’ equity	301,010	291,454
Noncontrolling interests	874	2,510
Total equity	301,884	293,964
Total liabilities and equity	$1,009,979	$1,004,989

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Rental income	$21,669	$22,332	$59,879	$61,771
Other operating income	1,317	1,426	4,219	3,640
Interest income from real estate debt securities	—	513	369	1,525
Dividend income from real estate equity securities	2,296	2,885	4,414	5,146
Total revenues	25,282	27,156	68,881	72,082
Expenses:
Operating, maintenance, and management	8,156	8,336	21,254	21,395
Real estate taxes and insurance	3,278	3,208	9,556	8,982
Asset management fees to affiliate	2,093	2,299	5,954	6,342
General and administrative expenses	2,038	1,914	5,586	6,215
Foreign currency transaction loss (gain), net	5,344	8	10,634	(9,106)
Depreciation and amortization	9,239	9,826	25,276	26,133
Interest expense	7,359	8,404	21,776	22,814
Total expenses	37,507	33,995	100,036	82,775
Other income (loss):
Income from unconsolidated joint venture	—	244	—	428
Equity in (loss) income of unconsolidated joint ventures, net	(419)	(2,644)	6,677	(7,394)
Casualty-related loss	—	—	(506)	—
Other interest income	536	253	1,862	1,602
Gain (loss) on real estate equity securities	3,845	741	19,304	(6,546)
Gain on sale of real estate	10,559	44,692	18,128	45,340
Loss on extinguishment of debt	(6)	(26)	(861)	(26)
Total other income, net	14,515	43,260	44,604	33,404
Net income	2,290	36,421	13,449	22,711
Net (income) loss attributable to noncontrolling interests	(1,518)	76	(2,145)	141
Net income attributable to common stockholders	$772	$36,497	$11,304	$22,852
Net income per common share, basic and diluted	$0.01	$0.67	$0.17	$0.38
Weighted-average number of common shares outstanding, basic and diluted	66,326,646	54,599,254	66,564,532	59,649,846

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended September 30, 2019 and 2018
(unaudited)
(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Income	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amounts
Balance, June 30, 2019	66,342,855	$663	$547,767	$(247,603)	$—	$300,827	$1,325	$302,152
Net income	—	—	—	772	—	772	1,518	2,290
Issuance of common stock	27,434	—	271	—	—	271	—	271
Transfers from redeemable common stock	—	—	2,040	—	—	2,040	—	2,040
Redemptions of common stock	(245,571)	(2)	(2,324)	—	—	(2,326)	—	(2,326)
Distributions declared	—	—	—	(570)	—	(570)	—	(570)
Other offering costs	—	—	(4)	—	—	(4)	—	(4)
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,969)	(1,969)
Balance, September 30, 2019	66,124,718	$661	$547,750	$(247,401)	$—	$301,010	$874	$301,884

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Income	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amounts
Balance, June 30, 2018	54,682,660	$547	$434,935	$(143,397)	$—	$292,085	$2,648	$294,733
Net income (loss)	—	—	—	36,497	—	36,497	(76)	36,421
Issuance of common stock	39,433	—	454	—	—	454	—	454
Transfers to redeemable common stock	—	—	(1,298)	—	—	(1,298)	—	(1,298)
Redemptions of common stock	(490,829)	(5)	(5,468)	—	—	(5,473)	—	(5,473)
Distributions declared	—	—	—	(870)	—	(870)	—	(870)
Other offering costs	—	—	(1)	—	—	(1)	—	(1)
Noncontrolling interests contributions	—	—	—	—	—	—	17	17
Balance, September 30, 2018	54,231,264	$542	$428,622	$(107,770)	$—	$321,394	$2,589	$323,983

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Nine Months Ended September 30, 2019 and 2018
(unaudited)
(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Income	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amounts
Balance, December 31, 2018	66,822,861	$668	$547,770	$(256,984)	$—	$291,454	$2,510	$293,964
Net income	—	—	—	11,304	—	11,304	2,145	13,449
Issuance of common stock	84,248	1	834	—	—	835	—	835
Transfers from redeemable common stock	—	—	6,577	—	—	6,577	—	6,577
Redemptions of common stock	(782,391)	(8)	(7,425)	—	—	(7,433)	—	(7,433)
Distributions declared	—	—	—	(1,721)	—	(1,721)	—	(1,721)
Other offering costs	—	—	(6)	—	—	(6)	—	(6)
Noncontrolling interests contributions	—	—	—	—	—	—	12	12
Distributions to noncontrolling interests	—	—	—	—	—	—	(3,793)	(3,793)
Balance, September 30, 2019	66,124,718	$661	$547,750	$(247,401)	$—	$301,010	$874	$301,884

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Income	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amounts
Balance, December 31, 2017	52,053,817	$521	$388,800	$(155,454)	$25,146	$259,013	$1,970	$260,983
Cumulative effect adjustments to retained earnings	—	—	—	27,618	(25,146)	2,472	—	2,472
Net income (loss)	—	—	—	22,852	—	22,852	(141)	22,711
Issuance of common stock	123,288	1	1,417	—	—	1,418	—	1,418
Stock distribution issued	13,069,487	130	150,169	—	—	150,299	—	150,299
Transfers from redeemable common stock	—	—	8,671	—	—	8,671	—	8,671
Redemptions of common stock	(11,015,328)	(110)	(120,434)	—	—	(120,544)	—	(120,544)
Distributions declared	—	—	—	(2,786)	—	(2,786)	—	(2,786)
Other offering costs	—	—	(1)	—	—	(1)	—	(1)
Noncontrolling interests contributions	—	—	—	—	—	—	760	760
Balance, September 30, 2018	54,231,264	$542	$428,622	$(107,770)	$—	$321,394	$2,589	$323,983

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash Flows from Operating Activities:
Net income	$13,449	$22,711
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Loss due to property damages	—	964
Casualty-related loss	506	—
Equity in (income) loss of unconsolidated joint ventures, net	(6,677)	7,394
Depreciation and amortization	25,276	26,133
(Gain) loss on real estate equity securities	(19,304)	6,546
Gain on sale of real estate	(18,128)	(45,340)
Loss on extinguishment of debt	861	26
Unrealized loss on interest rate caps	50	21
Deferred rent	(3,213)	(3,508)
Bad debt recovery	—	(5)
Amortization of above- and below-market leases, net	(856)	(853)
Amortization of deferred financing costs	2,683	2,675
Accretion of interest income on real estate debt securities	(13)	(104)
Net amortization of discount and (premium) on bond and notes payable	(73)	45
Foreign currency transaction gain (loss), net	10,634	(9,106)
Changes in assets and liabilities:
Rents and other receivables	(2,164)	(1,744)
Prepaid expenses and other assets	(4,527)	(5,901)
Accounts payable and accrued liabilities	(559)	37
Due to affiliates	8	39
Other liabilities	(97)	409
Net cash (used in) provided by operating activities	(2,144)	439
Cash Flows from Investing Activities:
Acquisitions of real estate	(90,266)	(312,348)
Improvements to real estate	(25,833)	(21,147)
Proceeds from sales of real estate, net	43,164	85,615
Reimbursement of construction costs	—	1,636
Insurance proceeds received for property damages	438	—
Purchase of interest rate cap	(28)	(163)
Contributions to unconsolidated joint venture	(5,050)	(1,320)
Distributions of capital from unconsolidated joint venture	8,051	2,199
Investment in real estate equity securities	(10,015)	(15,851)
Proceeds from the sale of real estate equity securities	24,076	633
Proceeds from principal repayment on real estate debt securities	7,750	—
Proceeds for future development obligations	—	1,055
Funding of development obligations	(134)	(1,162)
Net cash used in investing activities	(47,847)	(260,853)
Cash Flows from Financing Activities:
Proceeds from notes and bonds payable	84,268	184,351
Principal payments on notes and bonds payable	(73,250)	(34,348)
Payments of deferred financing costs	(1,121)	(2,791)
Payments to redeem common stock	(7,433)	(120,544)
Payment of prepaid other offering costs	(2)	(458)
Distributions paid	(886)	(38,983)
Noncontrolling interests contributions	12	760
Distributions to noncontrolling interests	(3,793)	—
Other financing proceeds, net	1,822	—
Net cash used in financing activities	(383)	(12,013)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,367	1,127
Net decrease in cash, cash equivalents and restricted cash	(48,007)	(271,300)
Cash, cash equivalents and restricted cash, beginning of period	162,727	377,182
Cash, cash equivalents and restricted cash, end of period	$114,720	$105,882

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(unaudited)
1.ORGANIZATION
Pacific Oak Strategic Opportunity REIT, Inc. (formerly known as KBS Strategic Opportunity REIT, Inc.) (the “Company”) was formed on October 8, 2008 as a Maryland corporation and elected to be taxed as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2010. The Company conducts its business primarily through Pacific Oak Strategic Opportunity (BVI) Holdings, Ltd. (“Pacific Oak Strategic Opportunity BVI”), a private company limited by shares according to the British Virgin Islands Business Companies Act, 2004, which was incorporated on December 18, 2015 and is authorized to issue a maximum of 50,000 common shares with no par value. Upon incorporation, Pacific Oak Strategic Opportunity BVI issued one certificate containing 10,000 common shares with no par value to Pacific Oak Strategic Opportunity Limited Partnership (the “Operating Partnership”), a Delaware limited partnership formed on December 10, 2008. The Company is the sole general partner of, and owns a 0.1% partnership interest in, the Operating Partnership. Pacific Oak Strategic Opportunity Holdings LLC (“REIT Holdings”), a Delaware limited liability company formed on December 9, 2008, owns the remaining 99.9% interest in the Operating Partnership and is its sole limited partner. The Company is the sole member and manager of REIT Holdings.
Subject to certain restrictions and limitations, the business of the Company was externally managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement the Company renewed with the Advisor on October 7, 2019 (the “Advisory Agreement”). The Advisor conducted the Company’s operations and manages its portfolio of real estate and other real estate-related investments. On October 31, 2019, the Advisor ceased to serve as the Company’s advisor or have any advisory responsibility to the Company immediately following the filing of the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2019 (the “Third Quarter 10-Q”) with the Securities and Exchange Commission (the “SEC”). On November 1, 2019, the Company entered into an advisory agreement with Pacific Oak Capital Advisors, LLC (“Pacific Oak Capital Advisors”). The new advisory agreement is effective as of November 1, 2019 through November 1, 2020; however the Company may terminate the advisory agreement without cause or penalty upon providing 30 days’ written notice and Pacific Oak Capital Advisors may terminate the new advisory agreement without cause or penalty upon providing 90 days’ written notice. The terms of the advisory agreement are consistent with those of the advisory agreement that was previously in effect with the Advisor, except as discussed in Note 11.
On January 8, 2009, the Company filed a registration statement on Form S-11 with the SEC to offer a minimum of 250,000 shares and a maximum of 140,000,000 shares of common stock for sale to the public (the “Offering”), of which 100,000,000 shares were registered in a primary offering and 40,000,000 shares were registered to be sold under the Company’s dividend reinvestment plan. The SEC declared the Company’s registration statement effective on November 20, 2009. The Company ceased offering shares of common stock in its primary offering on November 14, 2012 and continues to offer shares under its dividend reinvestment plan.
The Company sold 56,584,976 shares of common stock in its primary offering for gross offering proceeds of $561.7 million. As of September 30, 2019, the Company had sold 6,827,874 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $76.3 million. Also, as of September 30, 2019, the Company had redeemed 23,561,121 shares for $282.8 million. As of September 30, 2019, the Company had issued 25,976,746 shares of common stock in connection with special dividends. Additionally, on December 29, 2011 and October 23, 2012, the Company issued 220,994 shares and 55,249 shares of common stock, respectively, for $2.0 million and $0.5 million, respectively, in private transactions exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933.
On March 2, 2016, Pacific Oak Strategic Opportunity BVI filed a final prospectus with the Israel Securities Authority for a proposed offering of up to 1,000,000,000 Israeli new Shekels of Series A debentures (the “Debentures”) at an annual interest rate not to exceed 4.25%. On March 1, 2016, Pacific Oak Strategic Opportunity BVI commenced the institutional tender of the Debentures and accepted application for 842.5 million Israeli new Shekels. On March 7, 2016, Pacific Oak Strategic Opportunity BVI commenced the public tender of the Debentures and accepted 127.7 million Israeli new Shekels.  In the aggregate, Pacific Oak Strategic Opportunity BVI accepted 970.2 million Israeli new Shekels (approximately $249.2 million as of March 8, 2016) in both the institutional and public tenders at an annual interest rate of 4.25%.  Pacific Oak Strategic Opportunity BVI issued the Debentures on March 8, 2016.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2019
(unaudited)
In connection with the above-referenced offering, on March 8, 2016, the Operating Partnership assigned to Pacific Oak Strategic Opportunity BVI all of its interests in the subsidiaries through which the Company indirectly owns all of its real estate and real estate-related investments.  The Operating Partnership owns all of the issued and outstanding equity of Pacific Oak Strategic Opportunity BVI.  As a result of these transactions, the Company now holds all of its real estate and real estate-related investments indirectly through Pacific Oak Strategic Opportunity BVI.
As of September 30, 2019, the Company consolidated seven office properties, one office portfolio consisting of four office buildings and 14 acres of undeveloped land, one apartment property and three investments in undeveloped land with approximately 1,000 developable acres and owned five investments in unconsolidated joint ventures and four investments in real estate equity securities.

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
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the FASB Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.
The consolidated financial statements include the accounts of the Company, REIT Holdings, the Operating Partnership, Pacific Oak Strategic Opportunity BVI and their direct and indirect wholly owned subsidiaries, joint ventures in which the Company has a controlling interest and VIEs in which the Company is the primary beneficiary. All significant intercompany balances and transactions are eliminated in consolidation.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.
Redeemable Common Stock
The Company limits the dollar value of shares that may be redeemed under the share redemption program. During the nine months ended September 30, 2019, the Company had redeemed $7.4 million of common stock under the share redemption program. The Company processed all redemption requests received in good order and eligible for redemption through the September 2019 redemption date, except for 4,595,566 shares totaling $43.3 million due to the limitations under the share redemption program. The Company recorded $3.4 million and $10.0 million of redeemable common stock payable on the Company’s balance sheet as of September 30, 2019 and December 31, 2018, respectively, related to unfulfilled redemption requests received in good order under the share redemption program. Based on the eleventh amended and restated share redemption program, the Company has $2.6 million available for redemptions in the remainder of 2019, including shares that are redeemed in connection with a stockholders’ death, “qualifying disability” or “determination of incompetence,” subject to the limitations under the share redemption program.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2019
(unaudited)
Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation.  These reclassifications have not changed the results of operations of prior periods.  During the nine months ended September 30, 2019, the Company sold one apartment property and one retail property. As a result, certain assets and liabilities were reclassified to held for sale on the consolidated balance sheets for all periods presented. Upon adoption of the lease accounting standards of Topic 842 on January 1, 2019 (described below), the Company accounted for tenant reimbursements for property taxes, insurance and common area maintenance as variable lease payments and recorded these amounts as rental income on the statement of operations. For the three and nine months ended September 30, 2018, the Company reclassified $2.7 million and $8.1 million of tenant reimbursement revenue for property taxes, insurance, and common area maintenance to rental income for comparability purposes.
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
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2019
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
•whether the lessee or lessor supervises the construction and bears the risk of cost overruns;
•whether the amount of a tenant improvement allowance is in excess of market rates;
•whether the tenant or landlord retains legal title to the improvements at the end of the lease term;
•whether the tenant improvements are unique to the tenant or general purpose in nature; and
•whether the tenant improvements are expected to have any residual value at the end of the lease.
The Company leases apartment units under operating leases with terms generally of one year or less. Generally, credit investigations will be performed for prospective residents and security deposits will be obtained. The Company recognizes rental revenue, net of concessions, on a straight-line basis over the term of the lease, when collectibility is determined to be probable.
In accordance with Topic 842, the Company makes a determination of whether the collectibility of the lease payments in an operating lease is probable. If the Company determines the lease payments are not probable of collection, the Company would fully reserve for any contractual lease payments, deferred rent receivable, and variable lease payments and would recognize rental income only if cash is received. Beginning January 1, 2019, these changes to the Company’s collectibility assessment are reflected as an adjustment to rental income. Prior to January 1, 2019, bad debt expense related to uncollectible accounts receivable and deferred rent receivable was included in operating, maintenance, and management expense in the statement of operations. Any subsequent changes to the collectibility of the allowance for doubtful accounts as of December 31, 2018, which was recorded prior to the adoption of Topic 842, are recorded in operating, maintenance, and management expense in the statement of operations.
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
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2019
(unaudited)
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
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three and nine months ended September 30, 2019 and 2018.
Distributions declared per share were $0.00860000 and $0.02580000 during the three and nine months ended September 30, 2019, respectively, and $0.01597500 and $0.04792500 during the three and nine months ended September 30, 2018, respectively.
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
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2019
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

3. REAL ESTATE HELD FOR INVESTMENT
As of September 30, 2019, the Company owned seven office properties and one office portfolio consisting of four office buildings and 14 acres of undeveloped land, encompassing, in the aggregate, approximately 3.4 million rentable square feet. As of September 30, 2019, these properties were 81% occupied. In addition, the Company owned one apartment property, containing 317 units and encompassing approximately 0.3 million rentable square feet, which was 90% occupied. The Company also owned three investments in undeveloped land with approximately 1,000 developable acres. The following table summarizes the Company’s real estate held for investment as of September 30, 2019 and December 31, 2018, respectively (in thousands):

	September 30, 2019	December 31, 2018
Land	$159,848	$144,705
Buildings and improvements	597,545	503,383
Tenant origination and absorption costs	37,862	31,221
Total real estate, cost	795,255	679,309
Accumulated depreciation and amortization	(66,332)	(43,742)
Total real estate, net	$728,923	$635,567

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2019
(unaudited)
The following table provides summary information regarding the Company’s real estate held for investment as of September 30, 2019 (in thousands):

Property	Date Acquired or Foreclosed on	City	State	Property Type	Land	Building and Improvements	Tenant Origination and Absorption	Total Real Estate, at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net	Ownership %
Richardson Portfolio:
Palisades Central I	11/23/2011	Richardson	TX	Office	$1,037	$11,656	$—	$12,693	$(3,372)	$9,321	90.0%
Palisades Central II	11/23/2011	Richardson	TX	Office	810	20,134	—	20,944	(5,198)	15,746	90.0%
Greenway I	11/23/2011	Richardson	TX	Office	561	2,145	—	2,706	(875)	1,831	90.0%
Greenway III	11/23/2011	Richardson	TX	Office	702	3,725	—	4,427	(1,277)	3,150	90.0%
Undeveloped Land	11/23/2011	Richardson	TX	Undeveloped Land	3,134	—	—	3,134	—	3,134	90.0%
Total Richardson Portfolio					6,244	37,660	—	43,904	(10,722)	33,182
Park Highlands (1)	12/30/2011	North Las Vegas	NV	Undeveloped Land	33,367	—	—	33,367	—	33,367	100.0%(1)
Park Centre	03/28/2013	Austin	TX	Office	3,251	34,274	—	37,525	(5,846)	31,679	100.0%
1180 Raymond	8/20/2013	Newark	NJ	Apartment	8,292	39,062	—	47,354	(7,577)	39,777	100.0%
Park Highlands II (1)	12/10/2013	North Las Vegas	NV	Undeveloped Land	26,782	—	—	26,782	—	26,782	100.0% (1)
Richardson Land II	09/04/2014	Richardson	TX	Undeveloped Land	3,418	—	—	3,418	—	3,418	90.0%
Crown Pointe	02/14/2017	Dunwoody	GA	Office	22,590	66,928	4,876	94,394	(10,656)	83,738	100.0%
125 John Carpenter (2)	09/15/2017	Irving	TX	Office	2,755	77,319	8,723	88,797	(9,102)	79,695	100.0%
The Marq (3)	03/01/2018	Minneapolis	MN	Office	10,387	77,659	4,180	92,226	(6,055)	86,171	100.0%
City Tower	03/06/2018	Orange	CA	Office	13,930	134,849	7,937	156,716	(10,987)	145,729	100.0%
Eight & Nine Corporate Centre	06/08/2018	Franklin	TN	Office	17,401	57,420	4,572	79,393	(3,584)	75,809	100.0%
Georgia 400 Center	05/23/2019	Alpharetta	GA	Office	11,431	72,374	7,574	91,379	(1,803)	89,576	100.0%
					$159,848	$597,545	$37,862	$795,255	$(66,332)	$728,923
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
(2) On November 1, 2019, the Company sold this property. See note 15, “Subsequent Events - Real Estate Disposition Subsequent to September 30, 2019” for more information.
(3) This property was formerly known as Marquette Plaza and was re-named The Marq in connection with the Company’s re-branding strategy for this property.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2019
(unaudited)
Operating Leases
Certain of the Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of September 30, 2019, the leases, excluding options to extend and apartment leases, which have terms that are generally one year or less, had remaining terms of up to 12.5 years with a weighted-average remaining term of 4.7 years. Some of the leases have provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from tenants in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash and assumed in real estate acquisitions related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $3.9 million and $3.7 million as of September 30, 2019 and December 31, 2018, respectively.
During the nine months ended September 30, 2019 and 2018, the Company recognized deferred rent from tenants of $3.2 million and $3.5 million, respectively, net of lease incentive amortization. As of September 30, 2019 and December 31, 2018, the cumulative deferred rent receivable balance, including unamortized lease incentive receivables, was $14.9 million and $9.6 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $3.3 million and $1.3 million of unamortized lease incentives as of September 30, 2019 and December 31, 2018, respectively.
As of September 30, 2019, the future minimum rental income from the Company’s properties, excluding apartment leases, under non-cancelable operating leases was as follows (in thousands):

October 1, 2019 through December 31, 2019	$16,218
2020	62,786
2021	59,388
2022	52,139
2023	44,360
Thereafter	133,092
$367,983

As of September 30, 2019, the Company’s commercial real estate properties were leased to approximately 250 tenants over a diverse range of industries and geographic areas. The Company’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Health Care and Social Services	20	$9,091	13.1%
Insurance	27	7,713	11.1%
		$16,804	24.2%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of September 30, 2019, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2019
(unaudited)
No other tenant industries accounted for more than 10% of annualized base rent. No material tenant credit issues have been identified at this time. During the nine months ended September 30, 2019, the Company recorded an adjustment to rental income of $0.4 million for lease payments that were deemed not probable of collection. During the nine months ended September 30, 2019 and 2018, the Company recorded bad debt recoveries of $0.2 million and $5,000, respectively, which were included in operating, maintenance and management expense in the accompanying consolidated statements of operations.
Geographic Concentration Risk
As of September 30, 2019, the Company’s real estate investments in Georgia, Texas and California represented 17.2%, 14.7% and 14.4%, respectively, of the Company’s total assets.  As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the Georgia, Texas and California real estate markets.  Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.
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
Sale of Real Estate
As of December 31, 2018 and September 30, 2019, the Company had recorded contract liabilities of $3.1 million related to deferred proceeds received from the buyers of the Park Highlands land sales and another developer for the value of land that was contributed to a master association that is consolidated by the Company, which was included in other liabilities on the accompanying consolidated balance sheets.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2019
(unaudited)
4. TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES
As of September 30, 2019 and December 31, 2018, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Cost	$37,862	$31,221	$3,714	$3,714	$(6,959)	$(6,418)
Accumulated Amortization	(11,490)	(7,133)	(640)	(337)	2,400	1,471
Net Amount	$26,372	$24,088	$3,074	$3,377	$(4,559)	$(4,947)

Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three and nine months ended September 30, 2019 and 2018 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended September 30,		For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2019	2018	2019	2018	2019	2018
Amortization	$(2,000)	$(2,312)	$(101)	$(104)	$421	$457

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018	2019	2018
Amortization	$(5,324)	$(5,937)	$(303)	$(259)	$1,159	$1,112

Additionally, as of September 30, 2019 and December 31, 2018, the Company had recorded tax abatement intangible assets, net of amortization, on real estate held for investment, which are included in prepaid expenses and other assets in the accompanying balance sheets, of $1.1 million and $1.6 million, respectively. Also, as of December 31, 2018, the Company had recorded tax abatement intangible assets, net of amortization, on real estate held for sale, which are included in assets related to real estate held for sale, net in the accompanying balance sheets, of $2.7 million. During the three and nine months ended September 30, 2019, the Company recorded amortization expense of $0.1 million and $0.5 million, respectively, related to tax abatement intangible assets. During the three and nine months ended September 30, 2018, the Company recorded amortization expense of $0.2 million and $0.7 million, respectively, related to tax abatement intangible assets.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2019
(unaudited)
5. REAL ESTATE EQUITY SECURITIES
As of September 30, 2019, the Company owned four investments in real estate equity securities. The following table sets forth the number of shares owned by the Company and the related carrying value of the shares as of September 30, 2019 and December 31, 2018 (dollars in thousands):

	September 30, 2019		December 31, 2018
Real Estate Equity Security	Number of Shares Owned	Total Carrying Value	Number of Shares Owned	Total Carrying Value
Whitestone REIT	95,160	$1,309	1,781,894	$21,846
Keppel Pacific Oak US REIT	56,979,352	44,159	56,979,352	34,757
Franklin Street Properties Corp.	2,773,729	23,466	2,772,529	17,273
Plymouth Industrial REIT, Inc.	555,555	10,178	—	—
	60,403,796	$79,112	61,533,775	$73,876

During the nine months ended September 30, 2019, the Company purchased 555,555 shares of common stock of Plymouth Industrial REIT, Inc. (NYSE Ticker: PLYM) for an aggregate purchase price of $10.0 million. During the nine months ended September 30, 2019, the Company sold 1,686,734 shares of common stock of Whitestone REIT (NYSE Ticker: WSR) for an aggregate sale price of $24.1 million.
The following summarizes the portion of gain and loss for the period related to real estate equity securities held during the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net gain (loss) recognized during the period on real estate equity securities	$3,845	$741	$19,304	$(6,546)
Less net (gain) loss recognized during the period on real estate equity securities sold during the period	—	(57)	(3,397)	32
Unrealized gain (loss) recognized during the reporting period on real estate equity securities held at the end of the period	$3,845	$684	$15,907	$(6,514)

During the three and nine months ended September 30, 2019, the Company recognized $2.2 million and $4.3 million, respectively, of dividend income from real estate equity securities. During the three and nine months ended September 30, 2018, the Company recognized $2.9 million and $5.1 million, respectively, of dividend income from real estate equity securities.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2019
(unaudited)
6. REAL ESTATE DEBT SECURITIES
The information for real estate debt securities as of September 30, 2019 and December 31, 2018 is set forth below (in thousands):

Debt Securities Name	Dates Acquired	Debt Securities Type	Outstanding Principal Balance as of September 30, 2019	Book Value as of September 30, 2019	Book Value as of December 31, 2018	Contractual Interest Rate	Annualized Effective Interest Rate	Maturity Date
Battery Point Series B Preferred Units (4)	10/28/2016 / 03/30/2017 / 05/12/2017	Series B Preferred Units	$—	$—	$10,859	(1)	(1)	(1)
			$—	$—	$10,859
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
The following summarizes the activity related to real estate debt securities for the nine months ended September 30, 2019 (in thousands):

Real estate debt securities - December 31, 2018	$10,859
Principal repayment of Series B Preferred Units	(7,750)
Redemptions of Series B Preferred Units in exchange for Series A-3 Preferred Units	(2,992)
Receipt of deferred interest receivable	(130)
Deferred interest receivable	4
Accretion of commitment fee, net of closing costs	9
Real estate debt securities - September 30, 2019	$—

For the three and nine months ended September 30, 2019 and 2018, interest income from real estate debt securities consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Contractual interest income	$—	$537	$356	$1,421
Interest (amortization) accretion	—	(37)	4	68
Accretion of commitment fee, net of closing costs and acquisition fee	—	13	9	36
Interest income from real estate debt securities	$—	$513	$369	$1,525

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2019
(unaudited)
7. REAL ESTATE HELD FOR SALE
During the nine months ended September 30, 2019, the Company disposed of one apartment property and one retail property. During the year ended December 31, 2018, the Company disposed of one office building and one office/flex/industrial portfolio consisting of 21 buildings.
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
On December 12, 2012, the Company, through an indirect wholly owned subsidiary, and Goldstein Planting Partners, LLC and its affiliate entered into a joint venture agreement (the “Burbank Collection Joint Venture”), and on December 12, 2012, the Burbank Collection Joint Venture acquired a Class A retail property containing 39,428 rentable square feet located in Burbank, California (the “Burbank Collection”). On July 19, 2019, the Burbank Collection Joint Venture sold the Burbank Collection to a purchaser unaffiliated with the Company or the Advisor for $25.9 million before closing costs. The carrying value of the Burbank Collection as of the disposition date was $14.7 million, which was net of $2.6 million of accumulated depreciation and amortization. The Company recognized a gain on sale of $10.5 million related to the disposition of the Burbank Collection.
The following summary presents the major components of assets and liabilities related to real estate held for sale as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Assets related to real estate held for sale
Real estate, cost	$—	$51,653
Accumulated depreciation and amortization	—	(6,100)
Real estate, net	—	45,553
Other assets	—	3,330
Total assets related to real estate held for sale	$—	$48,883
Liabilities related to real estate held for sale
Notes payable, net	—	33,538
Other liabilities	—	58
Total liabilities related to real estate held for sale	$—	$33,596

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2019
(unaudited)
The operations of these properties and gain on sales are included in continuing operations on the accompanying statements of operations. The following table summarizes certain revenue and expenses related to these properties for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues
Rental income	$120	$4,881	$1,427	$16,374
Other operating income	10	70	116	219
Total revenues	$130	$4,951	$1,543	$16,593
Expenses
Operating, maintenance, and management	$88	$1,589	$316	$4,686
Real estate taxes and insurance	9	236	37	1,237
Asset management fees to affiliate	86	452	297	1,448
Depreciation and amortization	—	2,107	249	7,107
Interest expense	89	1,580	393	4,919
Total expenses	$272	$5,964	$1,292	$19,397

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2019
(unaudited)
8. NOTES AND BONDS PAYABLE
As of September 30, 2019 and December 31, 2018, the Company’s notes and bonds payable, including notes payable related to real estate held for sale, consisted of the following (dollars in thousands):

	Book Value as of September 30, 2019	Book Value as of December 31, 2018	Contractual Interest Rate as of September 30, 2019 (1)	Effective Interest Rate at September 30, 2019 (1)	Payment Type	Maturity Date (2)
Richardson Portfolio Mortgage Loan	$36,000	$36,000	One-Month LIBOR + 2.50%	4.60%	Interest Only (3)	11/01/2021
Park Centre Mortgage Loan (4)	21,970	8,404	One-Month LIBOR + 1.75%	3.85%	Interest Only	06/27/2022
Burbank Collection Mortgage Loan (5)	—	10,716	(5)	(5)	(5)	(5)
1180 Raymond Mortgage Loan	30,349	30,637	One-Month LIBOR + 2.25%	4.34%	Principal & Interest	12/01/2019
1180 Raymond Bond Payable	6,130	6,280	6.50%	6.50%	Principal & Interest	09/01/2036
424 Bedford Mortgage Loan (6)	—	23,710	(6)	(6)	(6)	(6)
Pacific Oak SOR (BVI) Holdings, Ltd. Series A Debentures (7)	223,278	259,516	4.25%	4.25%	(7)	03/01/2023
Crown Pointe Mortgage Loan	51,171	51,171	One-Month LIBOR + 2.60%	4.70%	Interest Only	02/13/2020
125 John Carpenter Mortgage Loan (8)	53,204	53,204	One-Month LIBOR + 1.75%	3.86%	Interest Only	10/01/2022
City Tower Mortgage Loan	89,000	89,000	One-Month LIBOR + 1.55%	3.65%	Interest Only	03/05/2021
The Marq Mortgage Loan	53,408	50,800	One-Month LIBOR + 1.55%	3.65%	Interest Only	06/06/2021
Eight & Nine Corporate Centre Mortgage Loan	43,880	43,880	One-Month LIBOR + 1.60%	3.70%	Interest Only	06/08/2021
Georgia 400 Center Mortgage Loan	59,690	—	One-Month LIBOR + 1.55%	3.65%	Interest Only	05/22/2023
Total Notes and Bonds Payable principal outstanding	668,080	663,318
Net Premium/(Discount) on Notes and Bonds Payable (9)	808	198
Deferred financing costs, net	(6,348)	(8,044)
Total Notes and Bonds Payable, net	$662,540	$655,472
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of September 30, 2019. Effective interest rate is calculated as the actual interest rate in effect as of September 30, 2019 (consisting of the contractual interest rate and contractual floor rates), using interest rate indices at September 30, 2019, where applicable.
(2) Represents the initial maturity date or the maturity date as extended as of September 30, 2019; subject to certain conditions, the maturity dates of certain loans may be extended beyond the date shown.
(3) Represents the payment type required under the loan as of September 30, 2019. Certain future monthly payments due under this loan also include amortizing principal payments. For more information of the Company’s contractual obligations under its notes and bonds payable, see five-year maturity table below.
(4) On June 27, 2019, the Company closed on the refinancing of the Park Centre Mortgage Loan.
(5) On July 19, 2019, in connection with the disposition of the Burbank Collection, the Burbank Collection Joint Venture repaid the $10.6 million outstanding principal balance due under the Burbank Collection Mortgage Loan.
(6) On January 11, 2019, in connection with the disposition of 424 Bedford, the buyer assumed the mortgage loan secured by 424 Bedford with an outstanding principal balance of $23.7 million at the time of the sale.
(7) See “ – Israeli Bond Financing” below.
(8) On November 1, 2019, in connection with the disposition of 125 John Carpenter, the Company repaid the $53.2 million outstanding principal balance due under the 125 John Carpenter Mortgage Loan.
(9) Represents the unamortized premium/discount on notes and bonds payable due to the above- and below-market interest rates when the debt was assumed. The discount/premium is amortized over the remaining life of the notes and bonds payable.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2019
(unaudited)
During the three and nine months ended September 30, 2019, the Company incurred $7.4 million and $21.8 million, respectively, of interest expense. Included in interest expense for the three and nine months ended September 30, 2019 was $0.9 million and $2.6 million, respectively, of amortization of deferred financing costs. Additionally, during the three and nine months ended September 30, 2019, the Company capitalized $0.7 million and $2.1 million, respectively, of interest related to its investments in undeveloped land. During the three and nine months ended September 30, 2018, the Company incurred $8.4 million and $22.8 million, respectively, of interest expense. Included in interest expense for the three and nine months ended September 30, 2018 was $1.0 million and $2.7 million, respectively, of amortization of deferred financing costs. Additionally, during the three and nine months ended September 30, 2018, the Company capitalized $0.6 million and $1.9 million, respectively, of interest related to its investments in undeveloped land.
As of September 30, 2019 and December 31, 2018, the Company’s interest payable was $2.3 million and $5.2 million, respectively.
The following is a schedule of maturities, including principal amortization payments, for all notes and bonds payable outstanding as of September 30, 2019 (in thousands):

October 1, 2019 through December 31, 2019	$30,399
2020	107,367
2021	278,162
2022	131,233
2023	115,764
Thereafter	5,155
$668,080

The Company’s notes payable contain financial debt covenants. As of September 30, 2019, the Company was in compliance with all of these debt covenants.
Israeli Bond Financing
On March 2, 2016, Pacific Oak Strategic Opportunity BVI, a wholly owned subsidiary of the Company, filed a final prospectus with the Israel Securities Authority for a proposed offering of up to 1,000,000,000 Israeli new Shekels of the Debentures at an annual interest rate not to exceed 4.25%. On March 1, 2016, Pacific Oak Strategic Opportunity BVI commenced the institutional tender of the Debentures and accepted application for 842.5 million Israeli new Shekels. On March 7, 2016, Pacific Oak Strategic Opportunity BVI commenced the public tender of the Debentures and accepted 127.7 million Israeli new Shekels.  In the aggregate, Pacific Oak Strategic Opportunity BVI accepted 970.2 million Israeli new Shekels (approximately $249.2 million as of March 8, 2016) in both the institutional and public tenders at an annual interest rate of 4.25%.  Pacific Oak Strategic Opportunity BVI issued the Debentures on March 8, 2016. The terms of the Debentures require five equal annual installment principal payments on March 1st of each year from 2019 to 2023. On March 1, 2019, the Company paid the first principal installment payment of 194.0 million Israeli new Shekels (approximately $53.6 million as of March 1, 2019). As of September 30, 2019, the Company had one foreign currency collar for an aggregate notional amount of 776.2 million Israeli new Shekels to hedge its exposure to foreign currency exchange rate movements. See note 9, “Derivative Instruments” for a further discussion on the Company’s foreign currency collar.
The deed of trust that governs the terms of the Debentures contains various financial covenants. As of September 30, 2019, the Company was in compliance with all of these financial debt covenants.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2019
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
The following table summarizes the notional amount and other information related to the Company’s foreign currency collar as of September 30, 2019 and December 31, 2018. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (currency in thousands):

	September 30, 2019			December 31, 2018			Strike Price	Trade Date	Maturity Date
Derivative Instruments	Number of Instruments	Notional Amount		Number of Instruments	Notional Amount
Derivative instruments not designated as hedging instruments
Foreign currency collar	1	776,182	ILS	—	— ILS		3.40 - 3.59 ILS - USD	08/22/2019	11/22/2019
Foreign currency collar	—	— ILS		1	776,182	ILS	3.54 - 3.66 ILS - USD	08/20/2018	02/28/2019

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
As of September 30, 2019, the Company had entered into three interest rate caps, which were not designated as a hedging instruments. The following table summarizes the notional amounts and other information related to the Company’s derivative instruments as of September 30, 2019. The notional amount is an indication of the extent of the Company’s involvement in the instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

Derivative Instrument	Effective Date	Maturity Date	Notional Value	Reference Rate
Interest rate cap	02/21/2017	02/13/2020	$46,875	One-month LIBOR at 3.00%
Interest rate cap	04/02/2018	03/05/2021	$77,513	One-month LIBOR at 3.50%
Interest rate cap	06/21/2019	05/22/2023	$51,252	One-month LIBOR at 4.00%

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2019
(unaudited)
The following table sets forth the fair value of the Company’s derivative instruments as well as their classification on the consolidated balance sheets as of September 30, 2019 and December 31, 2018 (dollars in thousands):

		September 30, 2019		December 31, 2018
Derivative Instruments	Balance Sheet Location	Number of Instruments	Fair Value	Number of Instruments	Fair Value
Derivative instruments not designated as hedging instruments
Interest rate caps	Prepaid expenses and other assets	3	$12	2	$34
Foreign currency collar	Prepaid expenses and other assets (Other liabilities)	1	$250	1	$(4,393)

The change in fair value of foreign currency options and collars that are not designated as cash flow hedges are recorded as foreign currency transaction gains or losses in the accompanying consolidated statements of operations. During the three months ended September 30, 2019, the Company recognized a $0.4 million gain related to the foreign currency collars, which is shown net against $5.7 million of foreign currency transaction loss in the accompanying consolidated statements of operations as foreign currency transaction loss, net. During the nine months ended September 30, 2019, the Company recognized a $4.6 million gain related to the foreign currency collars, which is shown net against $15.2 million of foreign currency transaction loss in the accompanying consolidated statements of operations as foreign currency transaction loss, net. During the three months ended September 30, 2018, the Company recognized a $0.2 million gain related to a foreign currency option, which is shown net against $0.2 million of foreign currency transaction loss in the accompanying consolidated statements of operations as foreign currency transaction loss, net. During the nine months ended September 30, 2018, the Company recognized a $4.1 million loss related to a foreign currency option, which is shown net against $13.2 million of foreign currency transaction gain in the accompanying consolidated statements of operations as foreign currency transaction gain, net.

10. FAIR VALUE DISCLOSURES
Under GAAP, the Company is required to measure certain financial instruments at fair value on a recurring basis. In addition, the Company is required to measure other non-financial and financial assets at fair value on a non-recurring basis (e.g., carrying value of impaired real estate loans receivable and long-lived assets). Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The GAAP fair value framework uses a three-tiered approach. Fair value measurements are classified and disclosed in one of the following three categories:
•Level 1: unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities;
•Level 2: quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and
•Level 3: prices or valuation techniques where little or no market data is available that requires inputs that are both significant to the fair value measurement and unobservable.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2019
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
Notes and bonds payable: The fair values of the Company’s notes and bonds payable are estimated using a discounted cash flow analysis based on management’s estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio, type of collateral and other credit enhancements. Additionally, when determining the fair value of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available, the Company measures fair value using (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as assets or (ii) another valuation technique that is consistent with the principles of fair value measurement, such as the income approach or the market approach. The Company classifies these inputs as Level 3 inputs. The Company’s bonds issued in Israel are publicly traded on the Tel-Aviv Stock Exchange. The Company used the quoted price as of September 30, 2019 for the fair value of its bonds issued in Israel. The Company classifies this input as a Level 1 input.
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
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2019
(unaudited)
The following were the face values, carrying amounts and fair values of the Company’s financial instruments as of September 30, 2019 and December 31, 2018, which carrying amounts do not approximate the fair values (in thousands):

	September 30, 2019			December 31, 2018
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Real estate debt securities (1)	$—	$—	$—	$13,000	$10,859	$10,859
Financial liabilities:
Notes and bond payable	$444,802	$442,503	$447,434	$403,802	$400,470	$407,449
Pacific Oak SOR (BVI) Holdings, Ltd. Series A Debentures	$223,278	$220,037	$226,841	$259,516	$255,002	$255,814
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
As of September 30, 2019, the Company measured the following assets at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Real estate equity securities	$79,112	$79,112	$—	$—
Asset derivative - interest rate caps	$12	$—	$12	$—
Asset derivative - foreign currency collar	$250	$—	$250	$—

11. RELATED PARTY TRANSACTIONS
On October 31, 2019, the Advisor Agreement terminated and the Advisor ceased to serve as the Company’s advisor or have any advisory responsibility to the Company immediately following the filing of the Third Quarter 10-Q with the SEC. The Advisory Agreement entitled the Advisor to specified fees upon the provision of certain services with regard to the investment of funds in real estate and real estate-related investments and the disposition of real estate and real estate-related investments (including the discounted payoff of non-performing loans) among other services, as well as reimbursement of certain costs incurred by the Advisor in providing services to the Company. The Advisory Agreement also entitled the Advisor to certain back-end cash flow participation fees. The Company also entered into a fee reimbursement agreement (the “AIP Reimbursement Agreement”) with KBS Capital Markets Group LLC, the dealer manager for the Company’s initial public offering (the “Dealer Manager”), pursuant to which the Company agreed to reimburse the Dealer Manager for certain fees and expenses it incurs for administering the Company’s participation in the Depository Trust & Clearing Corporation Alternative Investment Product Platform with respect to certain accounts of the Company’s investors serviced through the platform. The Advisor and Dealer Manager also serve as, or previously served as, the advisor and dealer manager, respectively, for KBS Real Estate Investment Trust, Inc. (“KBS REIT I”), KBS Real Estate Investment Trust II, Inc. (“KBS REIT II”), KBS Real Estate Investment Trust III, Inc. (“KBS REIT III”), KBS Legacy Partners Apartment REIT, Inc. (“KBS Legacy Partners Apartment REIT”), Pacific Oak Strategic Opportunity REIT II, Inc. (“Pacific Oak Strategic Opportunity REIT II”) and KBS Growth & Income REIT, Inc. (“KBS Growth & Income REIT”).

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2019
(unaudited)
On January 6, 2014, the Company, together with KBS REIT I, KBS REIT II, KBS REIT III, KBS Legacy Partners Apartment REIT, Pacific Oak Strategic Opportunity REIT II, the Dealer Manager, the Advisor and other KBS-affiliated entities, entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage are shared. The cost of these lower tiers is allocated by the Advisor and its insurance broker among each of the various entities covered by the program, and is billed directly to each entity. In June 2015, KBS Growth & Income REIT was added to the insurance program at terms similar to those described above. KBS REIT I elected to cease participation in the program at the June 2017 renewal and obtained separate insurance coverage. At renewal in June 2018, the Company, Pacific Oak Strategic Opportunity REIT II and KBS Legacy Partners Apartment REIT elected to cease participation in the program and obtain separate insurance coverage. The Company, together with Pacific Oak Strategic Opportunity REIT II, entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage are shared. The cost of these lower tiers is allocated by the Advisor and its insurance broker among each REIT covered by the program, and is billed directly to each REIT. The program is effective through June 30, 2020.
During the three and nine months ended September 30, 2019 and 2018, no other business transactions occurred between the Company and these other KBS-sponsored programs.
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three and nine months ended September 30, 2019 and 2018, respectively, and any related amounts payable as of September 30, 2019 and December 31, 2018 (in thousands):

	Incurred				Payable as of
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30, 2019	December 31, 2018
	2019	2018	2019	2018
Expensed
Asset management fees	$2,093	$2,299	$5,954	$6,342	$—	$—
Reimbursable operating expenses (1)	79	90	251	288	37	29
Disposition fees (2)	233	860	627	860	—	—
Capitalized
Acquisition fees on real estate	—	—	897	3,094	—	—
Acquisition fee on investment in unconsolidated joint venture	—	—	50	—	—	—
Acquisition fees on real estate equity securities	—	—	—	157	—	7
	$2,405	$3,249	$7,779	$10,741	$37	$36
_____________________
(1) The Advisor may seek reimbursement for certain employee costs under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $65,000 and $198,000 for the three and nine months ended September 30, 2019, respectively, and $74,000 and $235,000 for the three and nine months ended September 30, 2018, respectively, and were the only employee costs reimbursed under the Advisory Agreement during these periods. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company’s direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company.
(2) Disposition fees with respect to real estate sold are included in the gain on sale of real estate in the accompanying consolidated statements of operations.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2019
(unaudited)
During the three and nine months ended September 30, 2018, the Advisor reimbursed the Company $0.1 million for a property insurance rebate.
On November 8, 2017, the Company sold 11 of its properties to various subsidiaries of Keppel Pacific Oak US REIT (the “SREIT”), previously known as Keppel-KBS US REIT. On November 30, 2018, the Company sold a portfolio of 21 office/flex/industrial buildings to the SREIT. On November 1, 2019, the Company sold 125 John Carpenter to the SREIT. The SREIT is externally managed by a joint venture (the “Manager”) between (i) an entity in which Keith D. Hall, the Company’s Chief Executive Officer and a director, and Peter McMillan III, the Company’s President and Chairman of the board of directors, have an indirect ownership interest and (ii) Keppel Capital Holding Pte. Ltd., which is not affiliated with the Company. The SREIT is expected to pay certain purchase and sale commissions and asset management fees to the Manager in exchange for the provision of certain management services.
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
Pacific Oak is a group of companies founded and owned by Keith D. Hall, the Company’s Chief Executive Officer and a director, and Peter McMillan III, the Company’s President and Chairman of the Board of Directors. As of September 30, 2019, the Company had 210,000 shares of Battery Point Series A-3 Preferred Units with a per-unit price of $25.
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
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2019
(unaudited)
On October 7, 2019, the Company and the Advisor agreed to renew the Advisory Agreement through October 31, 2019, which would be the termination date. In connection with that agreement, the Company and the Advisor amended the terms of the subordinated performance fee due upon termination (the “Performance Fee”). As amended, the Performance Fee due to the Advisor upon termination of the Advisory Agreement is payable in restricted stock units (“RSUs”) instead of a promissory note. The RSUs will be subject to the following terms and conditions: (i) the RSUs will be payable upon the completion of the orderly transition of advisor functions from the Advisor to a new advisor or other management as measured by the completion and filing with the SEC of the Company’s annual report on Form 10-K for the year ending December 31, 2019; (ii) each RSU will represent the right to receive one share of the Company’s common stock; (iii) the total number of RSUs issued will equal the number of shares (with each share valued at the Company’s estimated per share net asset valuation approved by the board of directors on November 12, 2018 (the “2018 NAV”)) with an aggregate value equal to the subordinated share of cash flows (as defined in the Advisory Agreement) based on a hypothetical liquidation of the Company’s assets and liabilities at their then-current estimated values used in the 2018 NAV calculation, less any potential amounts to be paid as closing costs and fees related to the disposition of real property; (iv) the total number of RSUs payable shall be calculated in good faith by the Advisor and approved by the board of directors or a committee of the board of directors; (v) the RSUs shall vest on November 1, 2021; (vi) for each RSU payable, upon vesting, the Advisor shall have the right to be paid with one share of the Company’s common stock, and may elect to receive up to 50% of such payment in cash rather than shares, with the amount of the cash payment determined based on the then most recent board of directors-approved net asset value of the shares (which shall not be more than six months old); (vii) each RSU shall, from October 31, 2019, accrue and be paid dividend equivalents equal to any distributions accrued on the shares from October 31, 2019 (any distributions accrued between October 31, 2019 and the RSU payment date will accrue retroactively and be paid on the later of the RSU payment date or the date the Company’s stockholders are paid the relevant distribution(s)); and (viii) any shares received upon vesting of RSUs shall not be eligible for redemption under the Company’s share redemption program unless it has satisfied all outstanding redemption requests from other stockholders provided that (a) this restriction may be waived in certain situations, such as upon a change of control of the company, as determined by the board of directors and (b) notwithstanding the foregoing, after November 1, 2024, the Company shall, upon request of the KBS Capital Advisors, be required to redeem any remaining outstanding shares received upon vesting of RSUs, separate and outside of any general stockholder share redemption program, at the then most recent board of directors-approved net asset value per share, provided that such outstanding shares are owned or controlled by Charles J. Schreiber, Jr. or the estate of Peter M. Bren, and provided further that pursuant to this clause (b) the Company shall only be required to redeem that number shares which, when added to any previously redeemed shares owned or controlled by Charles J. Schreiber, Jr. or the estate of Peter M. Bren, does not exceed two-thirds of the total number of shares delivered upon vesting of the RSUs (i.e. excluding any portion of the RSUs settled with cash upon vesting rather than shares pursuant to clause (vi) above).
Effective November 1, 2019, the Company hired Pacific Oak Capital Advisors, LLC as its new external advisor. The terms of the advisory agreement are substantially the same as those of the KBS Capital Advisors advisory agreement, except that the performance fees were modified to take into account the performance fee due upon termination due to the Advisor (the “Prior Advisor Performance Fee Value”), as shown below.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2019
(unaudited)
Subordinated Participation in Net Cash Flows (payable only if the Company is not listed on a national exchange)
After investors in the Company’s offerings have received, together as a collective group, aggregate distributions (including distributions that may constitute a return of capital for federal income tax purposes) sufficient to provide (i) a return of their net invested capital, or the amount calculated by multiplying the total number of shares purchased by stockholders by the issue price, reduced by any amounts to repurchase shares pursuant to the Company’s share redemption program, (ii) a 7.0% per year cumulative, noncompounded return on such net invested capital, and (iii) the value of the Prior Advisor Performance Fee Value, the advisor is entitled to receive 15.0% of the Company’s net cash flows, whether from continuing operations, net sale proceeds or otherwise. Net sales proceeds means the net cash proceeds realized by the Company after deduction of all expenses incurred in connection with a sale, including disposition fees paid to Pacific Oak Capital Advisors. The 7.0% per year cumulative, noncompounded return on net invested capital is calculated on a daily basis. In making this calculation, the net invested capital is reduced to the extent distributions in excess of a cumulative, noncompounded, annual return of 7.0% are paid (from whatever source), except to the extent such distributions would be required to supplement prior distributions paid in order to achieve a cumulative, noncompounded, annual return of 7.0% (invested capital is only reduced as described in this sentence; it is not reduced simply because a distribution constitutes a return of capital for federal income tax purposes). The 7.0% per year cumulative, noncompounded return is not based on the return provided to any individual stockholder. Accordingly, it is not necessary for each of the Company’s stockholders to have received any minimum return in order for Pacific Oak Capital Advisors to participate in the Company’s net cash flows. In fact, if Pacific Oak Capital Advisors is entitled to participate in the Company’s net cash flows, the returns of the Company’s stockholders will differ, and some may be less than a 7.0% per year cumulative, noncompounded return. This fee is payable only if the Company is not listed on an exchange.
Subordinated Incentive Listing Fee (payable only if the Company is listed on a national exchange)
Upon listing the Company’s common stock on a national securities exchange, the advisor is entitled to a fee equal to 15.0% of the amount by which the market value of the Company’s outstanding stock plus distributions paid by the Company (including distributions that may constitute a return of capital for federal income tax purposes) prior to listing exceeds the aggregate of (i) the sum of the Company’s stockholders’ net invested capital, or the amount calculated by multiplying the total number of shares purchased by stockholders by the issue price, reduced by any amounts to repurchase shares pursuant to the Company’s share redemption program, and the amount of cash flow necessary to generate a 7.0% per year cumulative, noncompounded return on such amount and (ii) the Prior Advisor Performance Fee Value. The 7.0% per year cumulative, noncompounded return on net invested capital is calculated on a daily basis. In making this calculation, the net invested capital is reduced to the extent distributions in excess of a cumulative, noncompounded, annual return of 7.0% are paid (from whatever source), except to the extent such distributions would be required to supplement prior distributions paid in order to achieve a cumulative, noncompounded, annual return of 7.0% (invested capital is only reduced as described in this sentence; it is not reduced simply because a distribution constitutes a return of capital for federal income tax purposes). The 7.0% per year cumulative, noncompounded return is not based on the return provided to any individual stockholder. Accordingly, it is not necessary for each of the Company’s stockholders to have received any minimum return in order for Pacific Oak Capital Advisors to receive the listing fee. In fact, if Pacific Oak Capital Advisors is entitled to the listing fee, the returns of the Company’s stockholders will differ, and some may be less than a 7.0% per year cumulative, noncompounded return.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2019
(unaudited)
Subordinated Performance Fee Due Upon Termination
Upon termination of the advisory agreement, unless terminated by the Company for cause, the advisor may be entitled to a termination fee if (based upon an independent appraised value of the portfolio) the advisor would have been entitled to a subordinated participation in net cash flows had the portfolio been liquidated on the termination date. The termination fee would be payable in the form of a promissory note that becomes due only upon the sale of one or more assets or upon maturity or payoff of the Company’s debt investments. The fee is payable solely from the proceeds from the sale, maturity or payoff of an asset and future asset sales, maturities or payoffs, and all of such proceeds must be used to repay the promissory note until it is fully repaid. The amount of the termination fee would be 15% of the amount by which the hypothetical liquidation proceeds exceed the aggregate of (i) the amount necessary to provide investors with a return of their net invested capital and a 7.0% per year cumulative, noncompounded return through the termination date and (ii) the Prior Advisor Performance Fee Value; however, the agreement does not require that the investors actually have received such return prior to issuance of the promissory note or payments under it. The amount due under the promissory note would not be adjusted upwards or downwards to reflect any difference in the appraised value of the Company’s portfolio at termination and the amount ultimately realized by the Company.

12. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
As of September 30, 2019 and December 31, 2018, the Company’s investments in unconsolidated joint ventures were composed of the following (dollars in thousands):

	Number of Properties at September 30, 2019			Investment Balance at
Joint Venture		Location	Ownership %	September 30, 2019	December 31, 2018
NIP Joint Venture	2	Various	Less than 5.0%	$1,225	$1,476
110 William Joint Venture	1	New York, New York	60.0%	—	325
353 Sacramento Joint Venture	1	San Francisco, California	55.0%	42,270	43,068
Battery Point Series A-3 Preferred Units	N/A	N/A	N/A	2,992	—
Pacific Oak Opportunity Zone Fund I	1	Wood Village, Oregon	N/A	5,050	—
				$51,537	$44,869

Investment in National Industrial Portfolio Joint Venture
On May 18, 2012, the Company, through an indirect wholly owned subsidiary, entered into a joint venture (the “NIP Joint Venture”) with OCM NIP JV Holdings, L.P. and HC KBS NIP JV, LLC (“HC-KBS”). The NIP Joint Venture has invested in a portfolio of industrial properties. The Company made an initial capital contribution of $8.0 million, which represents less than a 5.0% ownership interest in the NIP Joint Venture as of September 30, 2019.
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
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2019
(unaudited)
During the nine months ended September 30, 2019, the Company received a distribution of $0.3 million related to its investment in the NIP Joint Venture, which is reflected as a return of capital from the NIP Joint Venture. During the three months ended September 30, 2018, the Company received a distribution of $1.2 million related to its investment in the NIP Joint Venture. The Company recognized $0.2 million of income distributions and $1.0 million of return of capital from the NIP Joint Venture. During the nine months ended September 30, 2018, the Company received a distribution of $2.6 million related to its investment in the NIP Joint Venture. The Company recognized $0.4 million of income distributions and $2.2 million of return of capital from the NIP Joint Venture.
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
As of December 31, 2018, the book value of the Company’s investment in the 110 William Joint Venture was $0.3 million, which includes $1.4 million of unamortized acquisition fees and expenses incurred directly by the Company. During the three and nine months ended September 30, 2018, the Company recorded $1.6 million and $4.7 million equity in loss from the 110 William Joint Venture, respectively. During the three and nine months ended September 30, 2018, the Company did not receive any distributions related to its investment in the 110 William Joint Venture.
As of September 30, 2019, the book value of the Company’s investment in the 110 William Joint Venture was $0. During the nine months ended September 30, 2019, the Company recorded $7.5 million equity in income from the 110 William Joint Venture, which includes a $7.8 million gain related to a distribution received, net of the Company’s share of net losses of $0.3 million. During the nine months ended September 30, 2019, the 110 William Joint Venture made a $7.8 million distribution to the Company and a $5.2 million distribution to the 110 William JV Partner funded with proceeds from the 110 William refinancing (discussed below). The distribution exceeded the book value of the Company’s investment in the 110 William Joint Venture, and the Company recorded the $7.8 million distribution as a gain included in equity in income of unconsolidated joint ventures during the nine months ended September 30, 2019. This gain was recorded because the Company determined that the distribution is not refundable and it does not have an implicit or explicit commitment to fund the 110 William Joint Venture. The Company will suspend the equity method of accounting and will not record the Company's share of losses and will not record the Company's share of any subsequent income for the 110 William Joint Venture until the Company’s share of net income exceeds the gain recorded and the Company’s share of the net losses not recognized during the period the equity method was suspended.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2019
(unaudited)
Summarized financial information for the 110 William Joint Venture follows (in thousands):

	September 30, 2019	December 31, 2018
Assets:
Real estate assets, net of accumulated depreciation and amortization	$240,068	$235,613
Other assets	36,991	37,337
Total assets	$277,059	$272,950
Liabilities and equity:
Notes payable, net	$290,360	$267,311
Other liabilities	7,797	7,485
Partners’ deficit	(21,098)	(1,846)
Total liabilities and equity	$277,059	$272,950

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues	$9,274	$10,137	$26,975	$29,897
Expenses:
Operating, maintenance, and management	2,367	2,550	6,818	7,313
Real estate taxes and insurance	1,818	1,715	5,248	5,005
Depreciation and amortization	2,946	4,075	8,449	12,420
Interest expense	4,084	4,557	12,816	13,092
Total expenses	11,215	12,897	33,331	37,830
Total other income	34	37	105	75
Net loss	$(1,907)	$(2,723)	$(6,251)	$(7,858)
Company’s share of net loss (1)	$(1,144)	$(1,634)	$(3,751)	$(4,715)
_____________________
(1) During the three and nine months ended September 30, 2019, the Company recorded $0 and $0.3 million of net losses in equity in income of unconsolidated joint ventures and suspended the recording of the Company’s remaining share of net losses.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2019
(unaudited)
110 William Street Refinancing
On March 7, 2019, the 110 William Joint Venture closed on refinancing of the 110 William Street existing loans (the “Refinancing”). The 110 William Joint Venture repaid $268.0 million of principal related to the existing 110 William Street loans. The Refinancing is comprised of a mortgage loan with Invesco CMI Investments, L.P., an unaffiliated lender, for borrowings of up to $261.4 million, which is secured by 110 William Street (the “110 William Street Mortgage Loan”) and a mezzanine loan with Invesco CMI Investments, L.P., an unaffiliated lender, for borrowings of up to $87.1 million (the “110 William Street Mezzanine Loan”). The 110 William Street Mortgage Loan is comprised of a senior mortgage loan of $215.5 million (the “Senior Mortgage Loan”) and an amended and restated building loan of $45.9 million (the “Building Loan”) to be used for future tenant improvements, leasing commissions and capital expenditures.
The 110 William Street Mortgage Loan and the 110 William Street Mezzanine Loan mature on April 9, 2021, with three one year extension options. The 110 William Street Mortgage Loan bears interest at a rate of the greater of (a) 3.5% or (b) 150 basis points over one-month LIBOR. The 110 William Street Mezzanine Loan bears interest at a rate of the greater of (a) 6.9% or (b) 490 basis points over one-month LIBOR. The 110 William Joint Venture entered into an interest rate cap that effectively limits one-month LIBOR at 3.75% on $348.5 million, effective March 7, 2019 through March 15, 2021. The 110 William Street Mortgage Loan and the 110 William Street Mezzanine Loan have monthly payments that are interest-only with the entire unpaid principal balance and all outstanding interest and fees due at maturity. The 110 William Joint Venture has the right to prepay the loans at any time in whole, but not in part, subject to a prepayment fee if prepaid prior to May 9, 2020 and subject to certain other conditions contained in the loan documents. At closing, $210.8 million of the Senior Mortgage Loan and $70.3 million of the 110 William Street Mezzanine Loan was funded with $4.7 million of the Senior Mortgage Loan, $45.9 million of the Building Loan and $16.8 million of the 110 William Street Mezzanine Loan available for future funding, subject to certain terms and conditions contained in the loan documents.
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
During the three and nine months ended September 30, 2019, the Company did not receive any distributions related to its investment in the 353 Sacramento Joint Venture. During the nine months ended September 30, 2018, the Company made a $1.3 million contribution to the 353 Sacramento Joint Venture.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2019
(unaudited)
Summarized financial information for the 353 Sacramento Joint Venture follows (in thousands):

	September 30, 2019	December 31, 2018
Assets:
Real estate assets, net of accumulated depreciation and amortization	$178,652	$180,852
Other assets	16,154	13,123
Total assets	$194,806	$193,975
Liabilities and equity:
Notes payable, net	$111,671	$105,593
Other liabilities	7,260	10,863
Partners’ capital	75,875	77,519
Total liabilities and equity	$194,806	$193,975

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues	$3,933	$2,475	$12,278	$7,771
Expenses:
Operating, maintenance, and management	923	906	2,693	2,675
Real estate taxes and insurance	700	611	2,095	1,828
Depreciation and amortization	1,718	1,408	4,849	4,245
Interest expense	1,420	1,426	4,286	4,013
Total expenses	4,761	4,351	13,923	12,761
Net loss	(828)	(1,876)	(1,645)	(4,990)
Company’s equity in loss of unconsolidated joint venture	$(419)	$(1,000)	$(798)	$(2,648)

Battery Point Series A-3 Preferred Units
Beginning October 28, 2016, the Company invested in Battery Point Series B Preferred Units which were classified as real estate debt securities on the Company’s accompanying balance sheets (see note 6 “Real Estate Debt Securities” for further information).  On March 20, 2019, the Company, through an indirect wholly owned subsidiary, entered into a redemption agreement for the Battery Point Series B Preferred Units. The redemption agreement resulted in the redemption of the Company’s entire investment of 13,000 Series B Preferred Units with a per-unit price of $1,000 with an aggregate outstanding principal balance of $13.0 million. The Company received a principal paydown of $7.7 million plus accrued interest and an exit fee.  In addition, the Company received 210,000 shares of Battery Point Series A-3 Preferred Units with a per-unit price of $25 with an aggregate face amount of $5.3 million. The Battery Point Series A-3 Preferred Units are entitled to a monthly dividend based on an annual rate of 7.5%. The annual dividend rate increases to 10% for the Battery Point Series A-3 Preferred Units not redeemed by February 28, 2020 and to 11% for the Battery Point Series A-3 Preferred Units not redeemed by February 28, 2021. On each monthly dividend payment date, Battery Point has the obligation to use 20% of the net proceeds of any and all future equity capital raising to redeem the Series A-3 Preferred Units. The Battery Point Series A-3 Preferred Units are redeemable at any time by Battery Point and holders of Series A-3 Preferred Shares may elect to redeem their units beginning on February 28, 2021, subject to Battery Point’s board of directors’ determination that the company has sufficient cash.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2019
(unaudited)
The Company does not have a unilateral right to redeem the Battery Point Series A-3 Preferred Units on a stated redemption date, therefore the Company classified the Series A-3 Preferred Units as an equity investment without a readily determinable fair value.  In accordance with FASB ASC 321, Investments - Equity Securities, the Company may elect to measure an equity investment without a readily determinable value that does not qualify for the practical expedient to estimate fair value using the net asset value per share, at its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.  The Company elected to measure its investment in the Battery Point Series A-3 Preferred Units in accordance with the above accounting guidance and recorded its investment in the Battery Point Series A-3 Preferred Units as of September 30, 2019, at a carrying value of $3.0 million.  During the three and nine months ended September 30, 2019, the Company received distributions of $0.1 million and $0.2 million, respectively, which were recognized as dividend income from real estate equity securities.
Investment in Pacific Oak Opportunity Zone Fund I
On June 27, 2019, the Company acquired 22 Class A Units for $5.0 million in Pacific Oak Opportunity Zone Fund I, LLC (“Pacific Oak Opportunity Zone Fund I”). As of September 30, 2019, the book value of the Company’s investment in Pacific Oak Opportunity Zone Fund I was $5.1 million, which includes $0.1 million of acquisition fees. As of September 30, 2019, Pacific Oak Opportunity Zone Fund I consolidated one joint venture with real estate under development.  As of September 30, 2019, the Company has concluded that Pacific Oak Opportunity Zone Fund I qualifies as a Variable Interest Entity (“VIE”) because there is insufficient equity at risk to finance the entity’s activities and the entity is structured with non-substantive voting rights. The Company concluded it is not the primary beneficiary of this VIE since it does not have the power to direct the activities that most significantly impact the entity’s economic performance and will account for its investment under the equity method of accounting.
The Company’s maximum exposure to loss as a result of its involvement with this VIE is limited to the carrying value of the investment in Pacific Oak Opportunity Zone Fund I which totaled $5.1 million as of September 30, 2019.

13. SUPPLEMENTAL CASH FLOW AND SIGNIFICANT NONCASH TRANSACTION DISCLOSURES
Supplemental cash flow and significant noncash transaction disclosures were as follows (in thousands):

	Nine Months Ended September 30,
	2019	2018
Supplemental Disclosure of Cash Flow Information:
Interest paid, net of capitalized interest of $2,079 and $1,916 for the nine months ended September 30, 2019 and 2018, respectively	$21,981	$22,485
Supplemental Disclosure of Significant Noncash Transactions:
Accrued improvements to real estate	3,414	4,896
Mortgage loan assumed by buyer in connection with sale of real estate	23,663	—
Redeemable common stock payable	3,423	4,442
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	835	1,418
Distributions paid to common stockholders through common stock issuances pursuant to the December 2017 special dividend	—	150,299
Redemption of Series B Preferred Units in exchange for Series A-3 Preferred Units	2,992	—

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2019
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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Although there can be no assurance, the Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations as of September 30, 2019. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities.
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
Performance Fee Liability
Performance fee as of September 30, 2019
Pursuant to the Advisory Agreement in effect with the Advisor as of September 30, 2019, the Advisor was due a subordinated participation in the Company’s net cash flows (the “Incentive Fee”) if, after the stockholders have received, together as a collective group, aggregate distributions (including distributions that may constitute a return of capital for federal income tax purposes) sufficient to provide (i) a return of their net invested capital, or the amount calculated by multiplying the total number of shares purchased by stockholders by the issue price, reduced by any amounts to repurchase shares pursuant to the share redemption program, and (ii) a 7.0% per year cumulative, noncompounded return on such net invested capital, the Advisor is entitled to receive 15.0% of the Company’s net cash flows, whether from continuing operations, net sale proceeds or otherwise. Net sales proceeds means the net cash proceeds realized by the Company after deduction of all expenses incurred in connection with a sale, including disposition fees paid to the Advisor. The 7.0% per year cumulative, noncompounded return on net invested capital is calculated on a daily basis. In making this calculation, the net invested capital is reduced to the extent distributions in excess of a cumulative, noncompounded, annual return of 7.0% are paid (from whatever source), except to the extent such distributions would be required to supplement prior distributions paid in order to achieve a cumulative, noncompounded, annual return of 7.0% (invested capital is only reduced as described in this sentence; it is not reduced simply because a distribution constitutes a return of capital for federal income tax purposes). The 7.0% per year cumulative, noncompounded return is not based on the return provided to any individual stockholder. Accordingly, it is not necessary for each of the stockholders to have received any minimum return in order for the Advisor to participate in the Company’s net cash flows. In fact, if the Advisor is entitled to participate in the Company’s net cash flows, the returns of the stockholders will differ, and some may be less than a 7.0% per year cumulative, noncompounded return. This fee was payable only if we are not listed on an exchange.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2019
(unaudited)
On April 4, 2018, the Company’s stockholders approved the acceleration of the payment of such incentive compensation, subject to certain conditions. Such accelerated payment would require approval by a special committee of the Company’s board of directors in connection with the anticipated conversion of the Company into a net asset value REIT. The Advisor estimated the liability to be as much as $33.8 million as of September 30, 2018, based on a hypothetical liquidation of the assets and liabilities at their estimated fair values, after considering the impact of any potential closing costs and fees related to the disposition of real estate properties. The Incentive Fee was not payable to the Advisor as of September 30, 2019, as it remained subject to further approval by the special committee and the Company’s conversion to a perpetual-life NAV REIT.
Performance fee due to Advisor as of October 31, 2019
As described in Note 11 above, on October 7, 2019, the Company and the Advisor agreed to renew the Advisory Agreement through October 31, 2019, which would be the termination date. In connection with that agreement, the Company and the Advisor amended the terms of the subordinated performance fee due upon termination (the “Performance Fee”). As amended, the Performance Fee due to the Advisor upon termination of the Advisory Agreement is payable in restricted stock units (“RSUs”) instead of a promissory note.
Performance fee due to Pacific Oak Capital Advisors under new advisory agreement
As described in Note 11 above, effective November 1, 2019, the Company hired Pacific Oak Capital Advisors, LLC as its new external advisor. The terms of the advisory agreement are substantially the same as those of the KBS Capital Advisors advisory agreement, except that the performance fees were modified to take into account the performance fee due upon termination due to the Advisor, as shown in Note 11 above.

15. SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Resignation of Officers
On October 31, 2019, Jeffrey K. Waldvogel notified the Board of Directors of the Company (the “Board”) of his resignation as Secretary and Treasurer of the Company effective immediately and of his resignation as Chief Financial Officer of the Company effective immediately following the filing of the Third Quarter 10-Q with SEC. Also on October 31, 2019, Stacie K. Yamane notified the Board of her resignation as Chief Accounting Officer of the Company immediately following the filing of the Third Quarter 10-Q with the SEC.
Appointment of New Chief Financial Officer
On October 31, 2019, the Board appointed Michael A. Bender to serve as Executive Vice President, Treasury, Secretary and Chief Financial Officer-Elect of the Company effective as of November 1, 2019, and as Chief Financial Officer effective immediately following the filing by the Company of the Third Quarter 10-Q with the SEC. As Chief Financial Officer, Mr. Bender will serve as principal financial officer and principal accounting officer for the Company.
Acquisition of Reven Housing REIT, Inc.
On November 4, 2019 (the “Closing Date”), the Company completed the acquisition of Reven Housing REIT, Inc., a Maryland corporation (“Reven”), pursuant to the Agreement and Plan of Merger, dated as of August 30, 2019 (as amended, the “Merger Agreement”), by and among the Company, SOR PORT Holdings, LLC, a Maryland limited liability company and a wholly owned subsidiary of the Company (“Parent”), SOR PORT, LLC, a Maryland limited liability company and a wholly owned subsidiary of Parent (“Merger Sub”), and Reven. Reven is an internally managed Maryland corporation that engages in the acquisition, ownership and operation of portfolios of leased single-family homes in the United States. However, following the acquisition, all the employees were terminated and Pacific Oak Capital Advisors took over management responsibility of Reven.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2019
(unaudited)
On the Closing Date, as a result of the Merger, each outstanding share of Reven common stock, par value $0.01 per share, was converted into the right to receive $5.13 in cash from Parent, which amount was funded from the Company.
The aggregate value of the consideration paid to former holders of Reven common stock described above in connection with the Merger was approximately $56.6 million in cash. The Company is in process of assessing the fair value of the acquired tangible assets, liabilities assumed and any applicable intangible assets and liabilities for this business combination.
At the closing of the Merger, Reven changed its name to Pacific Oak Residential Trust, Inc. (“PORT”). On November 5, 2019, PORT issued and sold 15,000 shares, at a price of $1,000 per share for an aggregate of $15.0 million of shares of “6.0% Series A Cumulative Convertible Redeemable Preferred Stock”, that are exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended, pursuant to Rule 506(c) of Regulation D promulgated under the Securities Act.
Real Estate Disposition Subsequent to September 30, 2019
125 John Carpenter
On November 1, 2019, the Company sold 125 John Carpenter to a wholly owned subsidiary of the SREIT. The sale price, net of closing credits, of 125 John Carpenter was $99.8 million. As of September 30, 2019, the carrying value of 125 John Carpenter was $82.4 million, which was net of $8.6 million of accumulated depreciation and amortization. In connection with the sale of 125 John Carpenter, the Company repaid $53.2 million of outstanding debt secured by the 125 John Carpenter.
Prior to the sale of 125 John Carpenter, the Company owned 56,979,352 common units of the SREIT, representing a 6.89% ownership interest. On October 29, 2019, the Company purchased 7,186,000 common units of the SREIT for $5.2 million in connection with a private placement to institutional and other investors, maintaining its 6.89% ownership interest.
Performance Fee Due to Advisor as of October 31, 2019
As described in Note 11 above, on October 7, 2019, the Company and the Advisor agreed to renew the Advisory Agreement through October 31, 2019, which would be the termination date. In connection with that agreement, the Company and the Advisor amended the terms of the subordinated performance fee due upon termination (the “Performance Fee”). As amended, the Performance Fee due to the Advisor upon termination of the Advisory Agreement is payable in restricted stock units (“RSUs”) instead of a promissory note.
Performance Fee Due to Pacific Oak Capital Advisors Under New Advisory Agreement
As described in Note 11 above, effective November 1, 2019, the Company hired Pacific Oak Capital Advisors, LLC as its new external advisor. The terms of the advisory agreement are substantially the same as those of the KBS Capital Advisors advisory agreement, except that the performance fees were modified to take into account the performance fee due upon termination due to the Advisor, as shown in Note 11 above.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying financial statements of Pacific Oak Strategic Opportunity REIT, Inc. and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to Pacific Oak Strategic Opportunity REIT, Inc., a Maryland corporation, and, as required by context, Pacific Oak Strategic Opportunity Limited Partnership, a Delaware limited partnership, which we refer to as the “Operating Partnership,” and to their subsidiaries.

Forward-Looking Statements
Certain statements included in this Quarterly Report on Form 10-Q are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of Pacific Oak Strategic Opportunity REIT, Inc. and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.
The following are some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:
•We depend on our advisor to conduct our operations and eventually dispose of our investments.
•Because our new advisor, Pacific Oak Capital Advisors, was recently formed, it could face challenges with employee hiring and retention, information technology, vendor relationships, and funding; if Pacific Oak Capital Advisors faces challenges in performing its obligations to us, it could negatively impact our ability to achieve our investment objectives.
•We depend on tenants for our revenue and, accordingly, our revenue is dependent upon the success and economic viability of our tenants. Revenues from our property investments could decrease due to a reduction in tenants (caused by factors including, but not limited to, tenant defaults, tenant insolvency, early termination of tenant leases and non-renewal of existing tenant leases) and/or lower rental rates, limiting our ability to pay distributions to our stockholders.
•Our opportunistic investment strategy involves a higher risk of loss than would a strategy of investing in some other types of real estate and real estate-related investments.
•We have paid distributions from financings and in the future we may not pay distributions solely from our cash flow from operations or gains from asset sales. To the extent that we pay distributions from sources other than our cash flow from operations or gains from asset sales, we will have less funds available for investment in loans, properties and other assets, the overall return to our stockholders may be reduced and subsequent investors may experience dilution.
•All of our executive officers and some of our directors and other key real estate and debt finance professionals are also officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our former or current advisor, our dealer manager and other KBS or Pacific Oak-affiliated entities. As a result, they face conflicts of interest, including significant conflicts created by our former or current advisor’s compensation arrangements with us and other KBS or Pacific Oak-advised programs and investors and conflicts in allocating time among us and these other programs and investors. These conflicts could result in unanticipated actions. Fees paid to our former or current advisor in connection with transactions involving the origination, acquisition and management of our investments are based on the cost of the investment, not on the quality of the investment or services rendered to us. This arrangement could influence our former or current advisor to recommend riskier transactions to us.
•We pay substantial fees to and expenses of our advisor and its affiliates. These payments increase the risk that our stockholders will not earn a profit on their investment in us and increase our stockholders’ risk of loss.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
•We cannot predict with any certainty how much, if any, of our dividend reinvestment plan proceeds will be available for general corporate purposes, including, but not limited to, the redemption of shares under our share redemption program, future funding obligations under any real estate loans receivable we acquire, the funding of capital expenditures on our real estate investments or the repayment of debt. If such funds are not available from the dividend reinvestment plan offering, then we may have to use a greater proportion of our cash flow from operations to meet these cash requirements, which would reduce cash available for distributions and could limit our ability to redeem shares under our share redemption program.
•We have focused, and may continue to focus, our investments in non-performing real estate and real estate-related loans, real estate-related loans secured by non-stabilized assets and real estate-related securities, which involve more risk than investments in performing real estate and real estate-related assets
All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission (the “SEC”).

Overview
We were formed on October 8, 2008 as a Maryland corporation, elected to be taxed as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2010 and intend to operate in such manner. KBS Capital Advisors LLC (“KBS Capital Advisors”) was our advisor. On October 31, 2019, KBS Capital Advisors ceased to serve as our advisor or have any advisory responsibility to us immediately following the filing of our Quarterly Report on Form 10-Q for the period ending September 30, 2019 (the “Third Quarter 10-Q”) with the SEC. On November 1, 2019, we entered into a new advisory agreement with Pacific Oak Capital Advisors, LLC (“Pacific Oak Capital Advisors”). The new advisory agreement is effective as of November 1, 2019 through November 1, 2020; however the Company may terminate the advisory agreement without cause or penalty upon providing 30 days’ written notice and Pacific Oak Capital Advisors may terminate the advisory agreement without cause or penalty upon providing 90 days’ written notice. The terms of the advisory agreement are consistent with those of the advisory agreement that was previously in effect with the Advisor, except as described in Note 11.
As our advisor, Pacific Oak Capital Advisors manages our day-to-day operations and our portfolio of investments. Pacific Oak Capital Advisors also has the authority to make all of the decisions regarding our investments, subject to the limitations in our charter and the direction and oversight of our board of directors. Pacific Oak Capital Advisors also provides asset-management, marketing, investor-relations and other administrative services on our behalf. We have sought to invest in and manage a diverse portfolio of real estate-related loans, opportunistic real estate, real estate-related debt securities and other real estate-related investments. We conduct our business primarily through our operating partnership, of which we are the sole general partner.
On January 8, 2009, we filed a registration statement on Form S-11 with the SEC to offer a minimum of 250,000 shares and a maximum of 140,000,000 shares of common stock for sale to the public, of which 100,000,000 shares were registered in our primary offering and 40,000,000 shares were registered under our dividend reinvestment plan. We ceased offering shares of common stock in our primary offering on November 14, 2012. We sold 56,584,976 shares of common stock in the primary offering for gross offering proceeds of $561.7 million. We continue to offer shares of common stock under the dividend reinvestment plan. As of September 30, 2019, we had sold 6,827,874 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $76.3 million. Also as of September 30, 2019, we had redeemed 23,561,121 of the shares sold in our offering for $282.8 million. As of September 30, 2019, we had issued 25,976,746 shares of common stock in connection with special dividends. Additionally, on December 29, 2011 and October 23, 2012, we issued 220,994 shares and 55,249 shares of common stock, respectively, for $2.0 million and $0.5 million, respectively, in private transactions exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.
On March 2, 2016, Pacific Oak Strategic Opportunity (BVI) Holdings, Ltd. (“Pacific Oak Strategic Opportunity BVI”), our wholly owned subsidiary, filed a final prospectus with the Israel Securities Authority for a proposed offering of up to 1,000,000,000 Israeli new Shekels of Series A debentures (the “Debentures”) at an annual interest rate not to exceed 4.25%. On March 1, 2016, Pacific Oak Strategic Opportunity BVI commenced the institutional tender of the Debentures and accepted application for 842.5 million Israeli new Shekels. On March 7, 2016, Pacific Oak Strategic Opportunity BVI commenced the public tender of the Debentures and accepted 127.7 million Israeli new Shekels.  In the aggregate, Pacific Oak Strategic Opportunity BVI accepted 970.2 million Israeli new Shekels (approximately $249.2 million as of March 8, 2016) in both the institutional and public tenders at an annual interest rate of 4.25%.  Pacific Oak Strategic Opportunity BVI issued the Debentures on March 8, 2016. The terms of the Debentures require five equal principal installment payments annually on March 1st of each year from 2019 to 2023.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
As of September 30, 2019, we consolidated seven office properties, one office portfolio consisting of four office buildings and 14 acres of undeveloped land, one apartment property and three investments in undeveloped land with approximately 1,000 developable acres and owned five investments in unconsolidated joint ventures and four investments in real estate equity securities.

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

Liquidity and Capital Resources
Our principal demand for funds during the short and long-term is and will be for the acquisition of real estate and real estate-related investments, payment of operating expenses, capital expenditures and general and administrative expenses, payments under debt obligations, redemptions and purchases of our common stock and payments of distributions to stockholders. To date, we have had six primary sources of capital for meeting our cash requirements:
•Proceeds from the primary portion of our initial public offering;
•Proceeds from our dividend reinvestment plan;
•Proceeds from our public bond offering in Israel;
•Debt financing;
•Proceeds from the sale of real estate and the repayment of real estate-related investments; and
•Cash flow generated by our real estate and real estate-related investments.
We sold 56,584,976 shares of common stock in the primary portion of our initial public offering for gross offering proceeds of $561.7 million. We ceased offering shares in the primary portion of our initial public offering on November 14, 2012. We continue to offer shares of common stock under the dividend reinvestment plan. As of September 30, 2019, we had sold 6,827,874 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $76.3 million. To date, we have invested all of the net proceeds from our initial public offering in real estate and real estate-related investments. We intend to use our cash on hand, proceeds from asset sales, proceeds from debt financing, cash flow generated by our real estate operations and real estate-related investments and proceeds from our dividend reinvestment plan as our primary sources of immediate and long-term liquidity.
Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures and corporate general and administrative expenses.  Cash flow from operations from our real estate investments is primarily dependent upon the occupancy levels of our properties, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures.  As of September 30, 2019, our office and retail properties were collectively 81% occupied and our apartment property was 90% occupied.
Investments in real estate equity securities generate cash flow in the form of dividend income, which is reduced by asset management fees. As of September 30, 2019, we had four investments in real estate equity securities outstanding with a total carrying value of $79.1 million.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee of our board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expense reimbursements for the four fiscal quarters ended September 30, 2019 did not exceed the charter-imposed limitation.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
For the nine months ended September 30, 2019, our cash needs for capital expenditures, redemptions of common stock and debt servicing were met with proceeds from dispositions of real estate, real estate equity securities and undeveloped land, proceeds from debt financing, proceeds from our dividend reinvestment plan and cash on hand. Operating cash needs during the same period were met through cash flow generated by our real estate and real estate-related investments and cash on hand. As of September 30, 2019, we had outstanding debt obligations in the aggregate principal amount of $668.1 million, with a weighted-average remaining term of 2.0 years. As of September 30, 2019, we had a total of $137.5 million of debt obligations scheduled to mature within 12 months of that date. We plan to exercise our extension options available under our loan agreements or pay down or refinance the related notes payable prior to their maturity dates.
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
Cash Flows from Operating Activities
As of September 30, 2019, we consolidated seven office properties, one office portfolio consisting of four office buildings and 14 acres of undeveloped land, one apartment property and three investments in undeveloped land with approximately 1,000 developable acres and owned five investments in unconsolidated joint ventures and four investments in real estate equity securities. During the nine months ended September 30, 2019, net cash used in operating activities was $2.1 million. We expect that our cash flows from operating activities will increase in future periods as a result of leasing additional space that is currently unoccupied and anticipated future acquisitions of real estate and real estate-related investments. However, our cash flows from operating activities may decrease to the extent that we dispose of additional assets.
Cash Flows from Investing Activities
Net cash used in investing activities was $47.8 million for the nine months ended September 30, 2019 and primarily consisted of the following:
•Acquisition of an office property of $90.3 million;
•Proceeds from the sale of one apartment property and one retail property of $43.2 million;
•Improvements to real estate of $25.8 million;
•Proceeds from the sale of real estate equity securities of $24.1 million;
•Investment in real estate equity securities of $10.0 million;
•Distribution of capital from unconsolidated joint ventures of $8.1 million;
•Proceeds from the principal repayment on real estate debt securities of $7.8 million;
•Contributions to unconsolidated joint venture of $5.1 million; and
•Insurance proceeds received for property damages of $0.4 million.
Cash Flows from Financing Activities
Net cash used in financing activities was $0.4 million for the nine months ended September 30, 2019 and consisted primarily of the following:
•$9.9 million of net cash provided by debt and other financings as a result of proceeds from notes payable of $84.3 million, partially offset by principal payments on notes and bonds payable of $73.3 million and payments of deferred financing costs of $1.1 million;
•$7.4 million of cash used for redemptions of common stock;
•$3.8 million of distributions to noncontrolling interests;
•$1.8 million of net cash provided by the issuance of $1.9 million of preferred membership units of our subsidiary, partially offset by sale commissions and other costs of $0.1 million; and
•$0.9 million of net cash distributions to stockholders, after giving effect to distributions reinvested by stockholders of $0.8 million.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
In order to execute our investment strategy, we utilize secured debt and we may, to the extent available, utilize unsecured debt, to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinancing and interest risks, are properly balanced with the benefit of using leverage. There is no limitation on the amount we may borrow for any single investment. Our charter limits our total liabilities such that our total liabilities may not exceed 75% of the cost of our tangible assets; however, we may exceed that limit if a majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our common stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of September 30, 2019, our borrowings and other liabilities were approximately 69% of the cost (before depreciation and other noncash reserves) and 67% of the book value (before depreciation) of our tangible assets.
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
On October 31, 2019, the KBS Capital Advisors ceased to serve as our advisor or have any advisory responsibility to us immediately following the filing of our Quarterly Report on Form 10-Q for the period ended September 30, 2019.
On November 1, 2019, we entered into a new advisory agreement with Pacific Oak Capital Advisors, LLC. The new advisory agreement is effective as of November 1, 2019 through November 1, 2020; however we may terminate the new advisory agreement without cause or penalty upon providing 30 days’ written notice and Pacific Oak Capital Advisors may terminate the new advisory agreement without cause or penalty upon providing 90 days’ written notice. The terms of the new advisory agreement are consistent with those of the advisory agreement that was previously in effect, except as described in Note 11.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of September 30, 2019 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2019	2020-2021	2022-2023	Thereafter
Outstanding debt obligations (1)	$668,080	$30,399	$385,529	$246,997	$5,155
Interest payments on outstanding debt obligations (2)	53,077	6,735	35,652	8,260	2,430
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts, maturity dates, foreign currency rates and interest rates in effect at September 30, 2019. We incurred interest expense of $21.3 million, excluding amortization of deferred financing costs of $2.6 million and including interest capitalized of $2.1 million, for the nine months ended September 30, 2019.
Performance fee as of September 30, 2019
Pursuant to the Advisory Agreement in effect with KBS Capital Advisors as of September 30, 2019, KBS Capital Advisors was due a subordinated participation in our net cash flows (the “Incentive Fee”) if, after the stockholders have received, together as a collective group, aggregate distributions (including distributions that may constitute a return of capital for federal income tax purposes) sufficient to provide (i) a return of their net invested capital, or the amount calculated by multiplying the total number of shares purchased by stockholders by the issue price, reduced by any amounts to repurchase shares pursuant to the share redemption program, and (ii) a 7.0% per year cumulative, noncompounded return on such net invested capital, KBS Capital Advisors is entitled to receive 15.0% of our net cash flows, whether from continuing operations, net sale proceeds or otherwise. Net sales proceeds means the net cash proceeds realized by us after deduction of all expenses incurred in connection with a sale, including disposition fees paid to KBS Capital Advisors. The 7.0% per year cumulative, noncompounded return on net invested capital is calculated on a daily basis. In making this calculation, the net invested capital is reduced to the extent distributions in excess of a cumulative, noncompounded, annual return of 7.0% are paid (from whatever source), except to the extent such distributions would be required to supplement prior distributions paid in order to achieve a cumulative, noncompounded, annual return of 7.0% (invested capital is only reduced as described in this sentence; it is not reduced simply because a distribution constitutes a return of capital for federal income tax purposes). The 7.0% per year cumulative, noncompounded return is not based on the return provided to any individual stockholder. Accordingly, it is not necessary for each of the stockholders to have received any minimum return in order for KBS Capital Advisors to participate in our net cash flows. In fact, if KBS Capital Advisors is entitled to participate in our net cash flows, the returns of the stockholders will differ, and some may be less than a 7.0% per year cumulative, noncompounded return. This fee was payable only if we are not listed on an exchange.
On April 4, 2018, our stockholders approved the acceleration of the payment of such incentive compensation, subject to certain conditions. Such accelerated payment would require approval by a special committee of our board of directors in connection with the anticipated conversion of the REIT into a net asset value REIT. KBS Capital Advisors estimated the liability to be as much as $33.8 million as of September 30, 2018, based on a hypothetical liquidation of the assets and liabilities at their estimated fair values, after considering the impact of any potential closing costs and fees related to the disposition of real estate properties. The Incentive Fee was not payable to KBS Capital Advisors as of September 30, 2019, as it remained subject to further approval by the special committee and our conversion to a perpetual-life NAV REIT.
Performance fee due to Advisor as of October 31, 2019
As described in Note 11 above, on October 7, 2019, we and KBS Capital Advisors agreed to renew the Advisory Agreement through October 31, 2019, which would be the termination date. In connection with that agreement, we and KBS Capital Advisors amended the terms of the subordinated performance fee due upon termination (the “Performance Fee”). As amended, the Performance Fee due to KBS Capital Advisors upon termination of the Advisory Agreement is payable in restricted stock units (“RSUs”) instead of a promissory note.
Performance fee due to Pacific Oak Capital Advisors under new advisory agreement
As described in Note 11 above, effective November 1, 2019, the Company hired Pacific Oak Capital Advisors, LLC as its new external advisor. The terms of the advisory agreement are substantially the same as those of the KBS Capital Advisors advisory agreement, except that the performance fees were modified to take into account the performance fee due upon termination due to KBS Capital Advisors, as shown in Note 11 above.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Results of Operations
Overview
As of September 30, 2018, we consolidated six office properties, one office portfolio consisting of four office buildings and 14 acres of undeveloped land, one office/flex/industrial portfolio consisting of 21 buildings, one retail property, two apartment properties and three investments in undeveloped land with approximately 1,000 developable acres and owned three investments in unconsolidated joint ventures, an investment in real estate debt securities and three investments in real estate equity securities. As of September 30, 2019, we consolidated seven office properties, one office portfolio consisting of four office buildings and 14 acres of undeveloped land, one apartment property and three investments in undeveloped land with approximately 1,000 developable acres and owned five investments in unconsolidated joint ventures and four investments in real estate equity securities. Our results of operations for the three and nine months ended September 30, 2019 may not be indicative of those in future periods due to acquisition and disposition activities. Additionally, the occupancy in our properties has not been stabilized. As of September 30, 2019, our office properties were collectively 81% occupied and our apartment property was 90% occupied. However, due to the amount of near-term lease expirations, we do not put significant emphasis on quarterly changes in occupancy (positive or negative) in the short run. Our underwriting and valuations are generally more sensitive to “terminal values” that may be realized upon the disposition of the assets in the portfolio and less sensitive to ongoing cash flows generated by the portfolio in the years leading up to an eventual sale. There are no guarantees that occupancies of our assets will increase, or that we will recognize a gain on the sale of our assets. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of leasing additional space and acquiring additional assets but decrease due to disposition activity.
Comparison of the three months ended September 30, 2019 versus the three months ended September 30, 2018
The following table provides summary information about our results of operations for the three months ended September 30, 2019 and 2018 (dollar amounts in thousands):

	Three Months Ended September 30,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions/ Dispositions (1)	$ Change Due to Investments Held Throughout Both Periods (2)
	2019	2018
Rental income	$21,669	$22,332	$(663)	(3)%	$(2,339)	$1,676
Other operating income	1,317	1,426	(109)	(8)%	(52)	(57)
Interest income from real estate debt securities	—	513	(513)	(100)%	(513)	—
Dividend income from real estate equity securities	2,296	2,885	(589)	(20)%	(589)	—
Operating, maintenance, and management costs	8,156	8,336	(180)	(2)%	(623)	443
Real estate taxes and insurance	3,278	3,208	70	2%	(7)	77
Asset management fees to affiliate	2,093	2,299	(206)	(9)%	(271)	65
General and administrative expenses	2,038	1,914	124	6%	n/a	n/a
Foreign currency transaction loss, net	5,344	8	5,336	66,700%	n/a	n/a
Depreciation and amortization	9,239	9,826	(587)	(6)%	(868)	281
Interest expense	7,359	8,404	(1,045)	(12)%	(855)	(190)
Income from unconsolidated joint venture	—	244	(244)	(100)%	—	(244)
Equity in loss of unconsolidated joint ventures, net	(419)	(2,644)	2,225	(84)%	—	2,225
Other interest income	536	253	283	112%	n/a	n/a
Gain on real estate equity securities	3,845	741	3,104	419%	3,104	—
Gain on sale of real estate	10,559	44,692	(34,133)	(76)%	(34,133)	—
_____________________
(1) Represents the dollar amount increase (decrease) for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 related to real estate and real estate-related investments acquired or disposed on or after October 1, 2018.
(2) Represents the dollar amount increase (decrease) for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 with respect to real estate and real estate-related investments owned by us during the entirety of both periods presented.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Rental income decreased from $22.3 million for the three months ended September 30, 2018 to $21.7 million for the three months ended September 30, 2019, primarily as a result of properties disposed in 2018 and 2019, partially offset by properties acquired in 2018 and 2019 and an overall increase in rental rates and occupancy for properties held throughout both periods. The occupancy of our office properties, held throughout both periods increased from 74% as of September 30, 2018 to 78% as of September 30, 2019. Annualized base rent per square foot increased from $23.96 as of September 30, 2018 to $25.30 as of September 30, 2019 related to properties (excluding apartments) held throughout both periods. We expect rental income to increase in future periods as a result of leasing additional space and to the extent we acquire additional properties, but to decrease to the extent we dispose of properties.
Other operating income decreased from $1.4 million for the three months ended September 30, 2018 to $1.3 million for the three months ended September 30, 2019. We expect other operating income to increase in future periods as a result of leasing additional space, increases in parking income as we stabilize properties and to the extent we acquire additional properties, but to decrease to the extent we dispose of properties.
Interest income from real estate debt securities decreased from $0.5 million for the three months ended September 30, 2018 to $0 for the three months ended September 30, 2019, primarily as a result of the redemption of real estate debt securities on March 20, 2019.
Dividend income from real estate equity securities decreased from $2.9 million for the three months ended September 30, 2018 to $2.3 million for the three months ended September 30, 2019, primarily as a result of the sale of real estate equity securities subsequent to September 30, 2018, partially offset by dividend income from real estate equity securities acquired in 2019. We expect dividend income from real estate equity securities to vary in future periods as a result of the timing of dividends declared and investment activity.
Property operating costs decreased from $8.3 million for the three months ended September 30, 2018 to $8.2 million for the three months ended September 30, 2019 and real estate taxes and insurance increased from $3.2 million for the three months ended September 30, 2018 to $3.3 million for the three months ended September 30, 2019, primarily as a result of properties disposed in 2018 and 2019, partially offset by properties acquired in 2018 and 2019 and properties held throughout both periods. We expect property operating costs and real estate taxes and insurance to increase in future periods to the extent we acquire additional properties, increasing occupancy of our real estate assets and general inflation, but to decrease to the extent we dispose of properties.
Asset management fees decreased from $2.3 million for the three months ended September 30, 2018 to $2.1 million for the three months ended September 30, 2019, primarily as a result of properties disposed in 2018 and 2019, partially offset by properties acquired in 2018 and 2019. We expect asset management fees to increase in future periods to the extent we acquire additional properties, but to decrease to the extent we dispose of properties. All asset management fees incurred as of September 30, 2019 have been paid.
General and administrative expenses increased from $1.9 million for the three months ended September 30, 2018 to $2.0 million for the three months ended September 30, 2019, primarily due to increased legal expenses incurred on the Reven (defined below) transaction. We expect general and administrative expenses to fluctuate in future periods based on investment and disposition activity as well as costs incurred to evaluate strategic transactions.
We recognized $5.3 million of foreign currency transaction loss, net for the three months ended September 30, 2019 and $8,000 of foreign currency transaction loss, net, for the three months ended September 30, 2018, related to the Series A debentures in Israel. These debentures are denominated in Israeli new Shekels and we expect to recognize foreign transaction gains and losses based on changes in foreign currency exchange rates, but expect our exposure to be limited to the extent that we have entered into foreign currency options and foreign currency collars. As of September 30, 2019, we had entered into one foreign currency collar to hedge against a change in the exchange rate of the Israeli new Shekel versus the U.S. Dollar. The foreign currency collar expires in November 2019 and has an aggregate Israeli new Shekels notional amount of 776.2 million. During the three months ended September 30, 2019, we recognized a $0.4 million gain related to the foreign currency collars, which is shown net against $5.7 million of foreign currency transaction loss in the accompanying consolidated statements of operations as foreign currency transaction loss, net. During the three months ended September 30, 2018, we recognized a $0.2 million gain related to the foreign currency collar, which is shown net against $0.2 million of foreign currency transaction loss in the accompanying consolidated statements of operations as foreign currency transaction loss, net.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Depreciation and amortization decreased from $9.8 million for the three months ended September 30, 2018 to $9.2 million for the three months ended September 30, 2019, primarily as a result of properties disposed in 2018 and 2019, partially offset by properties acquired in 2018 and 2019. We expect depreciation and amortization to increase in future periods as a result of owning the property acquired during 2019 for an entire period and to the extent we acquire additional properties, but to decrease as a result of amortization of tenant origination costs related to lease expirations and disposition of properties.
Interest expense decreased from $8.4 million for the three months ended September 30, 2018 to $7.4 million for the three months ended September 30, 2019, primarily as a result of the paydown of debt on properties disposed in 2018 and 2019 and the March 1, 2019 Debentures principal installment payment of 194.0 million Israeli new Shekels (approximately $53.6 million as of March 1, 2019), partially offset by increased borrowings related to properties acquired in 2018 and increased one-month LIBOR rates during the three months ended September 30, 2019. Excluded from interest expense was $0.7 million and $0.6 million of interest capitalized to our investments in undeveloped land during the three months ended September 30, 2019 and 2018, respectively. Our interest expense in future periods will vary based on interest rate fluctuations, the amount of interest capitalized and our level of future borrowings, which will depend on the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives and will decrease to the extent we dispose of properties and paydown debt, including annual principal installment payments on the Debentures.
During the three months ended September 30, 2018, we received a distribution of $1.2 million related to our investment in the NIP Joint Venture. We recognized $0.2 million of income distributions and $1.0 million of return of capital from the NIP Joint Venture. During the three months ended September 30, 2019, we did not receive any distributions related to our investment in the NIP Joint Venture.
Equity in loss of unconsolidated joint ventures decreased from a loss of $2.6 million for the three months ended September 30, 2018 to a loss of $0.4 million for the three months ended September 30, 2019, primarily as a result of the 110 William Joint Venture not recording any equity in loss for the three months ended September 30, 2019 and an increase in occupancy at 353 Sacramento Street. See the results of operations for the nine months ended September 30, 2019 and 2018 for further discussion.
Other interest income increased from $0.3 million for the three months ended September 30, 2018 to $0.5 million for the three months ended September 30, 2019, primarily as a result of increased dividends from money market mutual funds due to our increased investment balance in these funds.
Gain on real estate equity securities was $0.7 million for the three months ended September 30, 2018. Gain on real estate equity securities was $3.8 million for the three months ended September 30, 2019. We expect gain (loss) on real estate equity securities to fluctuate in future periods as a result of changes in share prices of our investments in real estate equity securities.
During the three months ended September 30, 2018, we sold one office building and 83 developable acres of undeveloped land that resulted in a gain on sale of $44.7 million. During the three months ended September 30, 2019, we sold one retail property, which resulted in a gain on sale of $10.5 million.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Comparison of the nine months ended September 30, 2019 versus the nine months ended September 30, 2018
The following table provides summary information about our results of operations for the nine months ended September 30, 2019 and 2018 (dollar amounts in thousands):

	Nine Months Ended September 30,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions/ Dispositions (1)	$ Change Due to Investments Held Throughout Both Periods (2)
	2019	2018
Rental income	$59,879	$61,771	$(1,892)	(3)%	$(3,332)	$1,440
Other operating income	4,219	3,640	579	16%	465	114
Interest income from real estate debt securities	369	1,525	(1,156)	(76)%	(1,156)	—
Dividend income from real estate equity securities	4,414	5,146	(732)	(14)%	(732)	—
Operating, maintenance, and management costs	21,254	21,395	(141)	(1)%	(356)	215
Real estate taxes and insurance	9,556	8,982	574	6%	541	33
Asset management fees to affiliate	5,954	6,342	(388)	(6)%	(438)	50
General and administrative expenses	5,586	6,215	(629)	(10)%	n/a	n/a
Foreign currency transaction loss (gain), net	10,634	(9,106)	19,740	(217)%	n/a	n/a
Depreciation and amortization	25,276	26,133	(857)	(3)%	(946)	89
Interest expense	21,776	22,814	(1,038)	(5)%	(612)	(426)
Income from unconsolidated joint venture	—	428	(428)	(100)%	—	(428)
Equity in income (loss) of unconsolidated joint ventures, net	6,677	(7,394)	14,071	(190)%	—	14,071
Casualty-related loss	(506)	—	(506)	n/a	—	(506)
Other interest income	1,862	1,602	260	16%	n/a	n/a
Gain (loss) on real estate equity securities	19,304	(6,546)	25,850	(395)%	25,850	—
Gain on sale of real estate	18,128	45,340	(27,212)	(60)%	(27,212)	—
Loss on extinguishment of debt	(861)	(26)	(835)	3,212%	(835)	—
_____________________
(1) Represents the dollar amount increase (decrease) for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 related to real estate and real estate-related investments acquired or disposed on or after January 1, 2018.
(2) Represents the dollar amount increase (decrease) for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 with respect to real estate and real estate-related investments owned by us during the entirety of both periods presented.
Rental income decreased from $61.8 million for the nine months ended September 30, 2018 to $59.9 million for the nine months ended September 30, 2019, primarily as a result of properties disposed in 2018 and 2019, partially offset by properties acquired in 2018 and 2019 and an overall increase in rental rates related to properties held throughout both periods. The occupancy of our office properties held throughout both periods decreased from 74% as of September 30, 2018 to 81% as of September 30, 2019. Annualized base rent per square foot increased from $22.02 as of September 30, 2018 to $23.27 as of September 30, 2019 related to properties (excluding apartments) held throughout both periods. We expect rental income to increase in future periods as a result of owning the property acquired during 2019 for an entire period, leasing additional space and to the extent we acquire additional properties, but to decrease to the extent we dispose of properties.
Other operating income increased from $3.6 million for the nine months ended September 30, 2018 to $4.2 million for the nine months ended September 30, 2019, primarily as a result of properties acquired in 2018 and 2019, partially offset by properties disposed in 2018 and 2019. We expect other operating income to increase in future periods as a result of owning the property acquired during 2019 for an entire period, leasing additional space, increases in parking income as we stabilize properties and to the extent we acquire additional properties, but to decrease to the extent we dispose of properties.
Interest income from real estate debt securities decreased from $1.5 million for the nine months ended September 30, 2018 to $0.4 million for the nine months ended September 30, 2019, primarily as a result of a decrease in average principal balance outstanding. We expect interest income from real estate debt securities to decrease as a result of the redemption of real estate debt securities on March 20, 2019.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Dividend income from real estate equity securities decreased from $5.1 million for the nine months ended September 30, 2018 to $4.4 million for the nine months ended September 30, 2019, primarily as a result of the sale of real estate equity securities in 2018 and 2019, partially offset by the timing of the Keppel Pacific Oak US REIT (the “SREIT”) dividends declared in 2019 and additional real estate equity securities acquired in 2018 and 2019. We expect dividend income from real estate equity securities to vary in future periods as a result of the timing of dividends declared and investment activity.
Property operating costs decreased from $21.4 million for the nine months ended September 30, 2018 to $21.3 million for the nine months ended September 30, 2019 and real estate taxes and insurance increased from $9.0 million for the nine months ended September 30, 2018 to $9.6 million for the nine months ended September 30, 2019, primarily as a result of properties disposed in 2018 and 2019, partially offset by properties acquired in 2018 and 2019. We expect property operating costs and real estate taxes and insurance to increase in future periods as a result of owning the property acquired during 2019 for an entire period, to the extent we acquire additional properties, increasing occupancy of our real estate assets and general inflation, but to decrease to the extent we dispose of properties.
Asset management fees decreased from $6.3 million for the nine months ended September 30, 2018 to $6.0 million for the nine months ended September 30, 2019, primarily as a result of properties disposed in 2018 and 2019, partially offset by properties acquired in 2018 and 2019. We expect asset management fees to increase in future periods as a result of owning the property acquired during 2019 for an entire period and capital expenditures and to the extent we acquire additional properties, but to decrease to the extent we dispose of properties. All asset management fees incurred as of September 30, 2019 have been paid.
General and administrative expenses decreased from $6.2 million for the nine months ended September 30, 2018 to $5.6 million for the nine months ended September 30, 2019, primarily due to decreased legal expenses incurred to evaluate certain strategic transactions. We expect general and administrative expenses to fluctuate in future periods based on investment and disposition activity as well as costs incurred to evaluate strategic transactions.
We recognized $10.6 million of foreign currency transaction loss, net, for the nine months ended September 30, 2019 and $9.1 million of foreign currency transaction gain, net, for the nine months ended September 30, 2018, related to the Series A debentures in Israel. These debentures are denominated in Israeli new Shekels and we expect to recognize foreign transaction gains and losses based on changes in foreign currency exchange rates, but expect our exposure to be limited to the extent that we have entered into foreign currency options and foreign currency collars. As of September 30, 2019, we had entered into one foreign currency collar to hedge against a change in the exchange rate of the Israeli new Shekel versus the U.S. Dollar. The foreign currency collar expires in November 2019 and has an aggregate Israeli new Shekels notional amount of 776.2 million. During the nine months ended September 30, 2019, we recognized a $4.6 million gain related to the foreign currency collars, which is shown net against $15.2 million of foreign currency transaction loss in the accompanying consolidated statements of operations as foreign currency transaction loss, net. During the nine months ended September 30, 2018, we recognized a $4.1 million loss related to a foreign currency collar, which is shown net against $13.2 million of foreign currency transaction gain in the accompanying consolidated statements of operations as foreign currency transaction loss, net.
Depreciation and amortization decreased from $26.1 million for the nine months ended September 30, 2018 to $25.3 million for the nine months ended September 30, 2019, primarily as a result of properties disposed in 2018 and 2019, partially offset by properties acquired in 2018 and 2019. We expect depreciation and amortization to increase in future periods as a result of owning the property acquired during 2019 for an entire period and to the extent we acquire additional properties, but to decrease as a result of amortization of tenant origination costs related to lease expirations and disposition of properties.
Interest expense decreased from $22.8 million for the nine months ended September 30, 2018 to $21.8 million for the nine months ended September 30, 2019, primarily as a result of the paydown of debt on properties disposed in 2018 and 2019 and the March 1, 2019 Debentures principal installment payment of 194.0 million Israeli new Shekels (approximately $53.6 million as of March 1, 2019), partially offset by increased borrowings related to properties acquired in 2018 and 2019. Excluded from interest expense was $2.1 million and $1.9 million of interest capitalized to our investments in undeveloped land during the nine months ended September 30, 2019 and 2018, respectively. Our interest expense in future periods will vary based on interest rate fluctuations, the amount of interest capitalized and our level of future borrowings, which will depend on the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives and will decrease to the extent we dispose of properties and paydown debt, including annual principal installment payments on the Debentures.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
During the nine months ended September 30, 2019, we received a distribution of $0.3 million related to our investment in the NIP Joint Venture. We recognized $0.3 million of return of capital from the NIP Joint Venture. During the nine months ended September 30, 2018, we received a distribution of $2.6 million related to our investment in the NIP Joint Venture. We recognized $0.4 million of income distributions and $2.2 million of return of capital from the NIP Joint Venture.
Equity in loss of unconsolidated joint ventures was $7.4 million for the nine months ended September 30, 2018. Equity in income of unconsolidated joint ventures was $6.7 million for the nine months ended September 30, 2019, primarily as a result of a $7.8 million distribution from the 110 William Joint Venture funded with proceeds from the 110 William refinancing. During the nine months ended September 30, 2019, we recorded $7.5 million equity in income from the 110 William Joint Venture, which includes a $7.8 million gain related to a distribution received, net of our share of net losses of $0.3 million. We will not record any subsequent equity in income for the 110 William Joint Venture until subsequent equity in income equals the gain recorded. Equity in loss of unconsolidated joint ventures decreased from a loss of $2.6 million to a loss of $0.8 million related to the 353 Sacramento Joint Venture primarily due to an increase in occupancy.
Other interest income increased from $1.6 million for the nine months ended September 30, 2018 to $1.9 million for the nine months ended September 30, 2019, primarily as a result of increased dividends from money market mutual funds due to our increased investment balance in these funds.
Loss on real estate equity securities was $6.5 million for the nine months ended September 30, 2018, all of which was unrealized loss. Gain on real estate equity securities was $19.3 million for the nine months ended September 30, 2019, which was made up of $15.9 million unrealized gain on real estate securities held at September 30, 2019 and a $3.4 million realized gain on real estate securities sold during the nine months ended September 30, 2019. We expect gain (loss) on real estate equity securities to fluctuate in future periods as a result of changes in share prices of our investments in real estate equity securities.
During the nine months ended September 30, 2018, we sold one office building and 109 developable acres of undeveloped land that resulted in a gain on sale of $45.3 million. During the nine months ended September 30, 2019, we sold one apartment property and one retail property, which resulted in a gain on sale of $18.1 million.
During the nine months ended September 30, 2019, we recognized loss on extinguishment of debt of $0.9 million related to debt repayments in connection with real estate disposition.

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
•Adjustments for straight-line rent.  These are adjustments to rental revenue as required by GAAP to recognize contractual lease payments on a straight-line basis over the life of the respective lease.  We have excluded these adjustments in our calculation of MFFO to more appropriately reflect the current economic impact of our in-place leases, while also providing investors with a useful supplemental metric that addresses core operating performance by removing rent we expect to receive in a future period or rent that was received in a prior period;
•Amortization of above- and below-market leases.  Similar to depreciation and amortization of real estate assets and lease related costs that are excluded from FFO, GAAP implicitly assumes that the value of intangible lease assets and liabilities diminishes predictably over time and requires that these charges be recognized currently in revenue.  Since market lease rates in the aggregate have historically risen or fallen with local market conditions, management believes that by excluding these charges, MFFO provides useful supplemental information on the realized economics of the real estate;
•Accretion of interest income on real estate debt securities.  Discounts and closing costs related to debt investments are accreted/amortized over the term of the loan as an adjustment to interest income.  This application results in income recognition that is different than the underlying contractual terms of the debt investments.  We have excluded the accretion of interest income on real estate debt securities in our calculation of MFFO to more appropriately reflect the economic impact of our debt investments, as discounts will not be economically recognized until the loan is repaid and closing costs are essentially the same as acquisition fees and expenses on real estate.  We believe excluding these items provides investors with a useful supplemental metric that directly addresses core operating performance;
•Mark-to-market foreign currency transaction adjustments. The U.S. Dollar is our functional currency. Transactions denominated in currency other than our functional currency are recorded upon initial recognition at the exchange rate on the date of the transaction. After initial recognition, monetary assets and liabilities denominated in foreign currency are remeasured at each reporting date into the foreign currency at the exchange rate on that date. In addition, we have entered into foreign currency collars and foreign currency options that results in a foreign currency transaction adjustment. These amounts can increase or reduce net income. We exclude them from MFFO to more appropriately present the ongoing operating performance of our real estate investments on a comparative basis; and
•Loss on extinguishment of debt. A loss on extinguishment of debt, which includes prepayment fees related to the extinguishment of debt, represents the difference between the carrying value of any consideration transferred to the lender in return for the extinguishment of a debt and the net carrying value of the debt at the time of settlement. We have excluded the loss from extinguishment of debt in our calculation of MFFO because these losses do not impact the current operating performance of our investments and do not provide an indication of future operating performance.
Adjusted MFFO includes adjustments to reduce MFFO related to real estate taxes, property insurance and financing costs which are capitalized with respect to certain of our investments in undeveloped land.  We have included adjustments for the costs incurred necessary to bring these investments to their intended use, as these costs are recurring operating costs that are capitalized in accordance with GAAP and not reflected in our net (loss) income, FFO and MFFO. In addition, adjusted MFFO includes an adjustment for casualty loss. We believe excluding this item appropriately presents the ongoing operating performance of our real estate investments on a comparative basis.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculations of MFFO and Adjusted MFFO, for the three and nine months ended September 30, 2019 and 2018 (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net income attributable to common stockholders	$772	$36,497	$11,304	$22,852
Depreciation of real estate assets	5,121	5,253	14,403	14,249
Amortization of lease-related costs	4,118	4,573	10,873	11,884
Gain on sale of real estate (1)	(10,559)	(44,692)	(18,128)	(45,340)
(Gain) loss on real estate equity securities	(3,845)	(741)	(19,304)	6,546
Adjustments for noncontrolling interests - consolidated entities (2)	1,487	(123)	2,112	(366)
Adjustments for investments in unconsolidated entities (3)	1,569	3,230	(3,489)	9,818
FFO attributable to common stockholders	(1,337)	3,997	(2,229)	19,643
Straight-line rent and amortization of above- and below-market leases	(1,303)	(2,113)	(4,069)	(4,213)
Accretion of interest income on real estate debt securities	—	24	(13)	(104)
Amortization of net premium/discount on bond and notes payable	(27)	16	(73)	45
Loss on extinguishment of debt	6	26	861	26
Unrealized loss (gain) on interest rate caps	13	(10)	50	21
Mark-to-market foreign currency transaction loss (gain), net	5,344	8	10,634	(9,106)
Adjustments for noncontrolling interests - consolidated entities (2)	19	(15)	(73)	(13)
Adjustments for investments in unconsolidated entities (3)	(1,344)	(335)	(4,350)	(1,431)
MFFO attributable to common stockholders	1,371	1,598	738	4,868
Other capitalized operating expenses (4)	(802)	(710)	(2,338)	(2,149)
Casualty-related loss	—	—	506	—
Adjustments for noncontrolling interests - consolidated entities (2)	—	—	(51)	—
Adjusted MFFO attributable to common stockholders	$569	$888	$(1,145)	$2,719
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
Distributions declared, distributions paid and cash flows provided by operations were as follows for the first, second and third quarters of 2019 (in thousands, except per share amounts):

	Distribution Declared	Distributions Declared Per Share	Distributions Paid (1)			Cash Flows (Used In) Provided by Operations
Period			Cash	Reinvested	Total
First Quarter 2019	$578	$0.0086	$292	$286	$578	$(7,573)
Second Quarter 2019	573	0.0086	295	278	573	4,159
Third Quarter 2019	570	0.0086	299	271	570	1,270
	$1,721	$0.0258	$886	$835	$1,721	$(2,144)

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
On August 8, 2019, our board of directors authorized a distribution in the amount of $0.00860000 per share of common stock to stockholders of record as of the close of business on September 13, 2019. We paid this distribution on September 18, 2019 and this was the only distribution declared during the third quarter of 2019.
For the nine months ended September 30, 2019, we paid aggregate distributions of $1.7 million, including $0.9 million of distributions paid in cash and $0.8 million of distributions reinvested through our dividend reinvestment plan. Our net income attributable to common stockholders for the nine months ended September 30, 2019 was $11.3 million and our cash flows used in operations were $2.1 million. Our cumulative distributions paid and net income attributable to common stockholders from inception through September 30, 2019 were $194.8 million and $197.9 million, respectively. We have funded our cumulative distributions paid, which includes net cash distributions and distributions reinvested by stockholders, with proceeds from debt financing of $18.7 million, proceeds from the dispositions of property of $83.4 million and cash provided by operations of $92.7 million. To the extent that we pay distributions from sources other than our cash flow from operations or gains from asset sales, we will have fewer funds available for investment in real estate-related loans, opportunistic real estate, real estate-related debt securities and other real estate-related investments, the overall return to our stockholders may be reduced and subsequent investors may experience dilution.

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
•whether the lessee or lessor supervises the construction and bears the risk of cost overruns;
•whether the amount of a tenant improvement allowance is in excess of market rates;
•whether the tenant or landlord retains legal title to the improvements at the end of the lease term;
•whether the tenant improvements are unique to the tenant or general purpose in nature; and
•whether the tenant improvements are expected to have any residual value at the end of the lease.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
In accordance with Topic 842, we make a determination of whether the collectibility of the lease payments in an operating lease is probable. If we determine the lease payments are not probable of collection, we would fully reserve for any contractual lease payments, deferred rent receivable, and variable lease payments and would recognize rental income only if cash is received. Beginning January 1, 2019, these changes to our collectibility assessment are reflected as an adjustment to rental income. Prior to January 1, 2019, bad debt expense related to uncollectible accounts receivable and deferred rent receivable was included in operating, maintenance, and management expense in the statement of operations.  Any subsequent changes to the collectibility of the allowance for doubtful accounts as of December 31, 2018, which was recorded prior to the adoption of Topic 842, are recorded in operating, maintenance, and management expense in the statement of operations.
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
Acquisition of Reven Housing REIT, Inc.
On November 4, 2019 (the “Closing Date”), we completed the acquisition of Reven Housing REIT, Inc., a Maryland corporation (“Reven”), pursuant to the Agreement and Plan of Merger, dated as of August 30, 2019 (as amended, the “Merger Agreement”), by and among us, SOR PORT Holdings, LLC, a Maryland limited liability company and a wholly owned subsidiary of us (“Parent”), SOR PORT, LLC, a Maryland limited liability company and a wholly owned subsidiary of Parent (“Merger Sub”), and Reven. Reven is an internally managed Maryland corporation that engages in the acquisition, ownership and operation of portfolios of leased single-family homes in the United States. However, following the acquisition, all the employees were terminated and Pacific Oak Capital Advisors took over management responsibility of Reven.
On the Closing Date, as a result of the Merger, each outstanding share of Reven common stock, par value $0.01 per share, was converted into the right to receive $5.13 in cash from Parent, which amount was funded from us.
The aggregate value of the consideration paid to former holders of Reven common stock described above in connection with the Merger was approximately $56.6 million in cash.
At the closing of the Merger, Reven changed its name to Pacific Oak Residential Trust, Inc. (“PORT”). On November 5, 2019, PORT issued and sold 15,000 shares, at a price of $1,000 per share for an aggregate of $15.0 million of shares of “6.0% Series A Cumulative Convertible Redeemable Preferred Stock”, that are exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended, pursuant to Rule 506(c) of Regulation D promulgated under the Securities Act.
Real Estate Disposition Subsequent to September 30, 2019
125 John Carpenter
On November 1, 2019, we sold 125 John Carpenter to a wholly owned subsidiary of the SREIT. The sale price, net of closing credits, of 125 John Carpenter was $99.8 million. As of September 30, 2019, the carrying value of 125 John Carpenter was $82.4 million, which was net of $8.6 million of accumulated depreciation and amortization. In connection with the sale of 125 John Carpenter, we repaid $53.2 million of outstanding debt secured by the 125 John Carpenter.
Prior to the sale of 125 John Carpenter, we owned 56,979,352 common units of the SREIT, representing a 6.89% ownership interest. On October 29, 2019, we purchased 7,186,000 common units of the SREIT for $5.2 million in connection with a private placement to institutional and other investors, maintaining its 6.89% ownership interest.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Resignation of Officers
On October 31, 2019, Jeffrey K. Waldvogel notified the our board of directors (the “Board”) of his resignation as Secretary and Treasurer of the Company effective immediately and of his resignation as Chief Financial Officer of the Company effective immediately following the filing of the Third Quarter 10-Q with SEC. Also on October 31, 2019, Stacie K. Yamane notified the Board of her resignation as Chief Accounting Officer of the Company immediately following the filing of the Third Quarter 10-Q with the SEC.
Appointment of New Chief Financial Officer
On October 31, 2019, the Board appointed Michael A. Bender to serve as Executive Vice President, Treasury, Secretary and our Chief Financial Officer-Elect effective as of November 1, 2019, and as Chief Financial Officer effective immediately following our filing of the Third Quarter 10-Q with the SEC. As Chief Financial Officer, Mr. Bender will serve as our principal financial officer and principal accounting officer.
Performance Fee Due to Advisor as of October 31, 2019
As described in Note 11 above, on October 7, 2019, we and our KBS Capital Advisors agreed to renew the advisory agreement through October 31, 2019, which would be the termination date. In connection with that agreement, we and KBS Capital Advisors amended the terms of the Performance Fee. As amended, the Performance Fee due to KBS Capital Advisors upon termination of the advisory agreement is payable in restricted stock units (“RSUs”) instead of a promissory note.
Performance Fee Due to Pacific Oak Capital Advisors Under New Advisory Agreement
As described in Note 11 above, effective November 1, 2019, we hired Pacific Oak Capital Advisors, LLC as our new external advisor. The terms of the advisory agreement are substantially the same as those of the KBS Capital Advisors advisory agreement, except that the performance fees were modified to take into account the performance fee due upon termination due to our advisor, as shown in Note 11 above.

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
As of September 30, 2019, we had entered into one foreign currency collar to hedge against a change in the exchange rate of the Israeli new Shekel versus the U.S. Dollar. The foreign currency collar expires in November 2019 and has an aggregate Israeli new Shekels notional amount of 776.2 million. The foreign currency collar consists of a purchased call option to buy Israeli new Shekels at 3.4000 and a sold put option to sell the Israeli new Shekels at 3.5860. The foreign currency collar is intended to permit us to exchange, on the settlement date of the collar, 776.2 million Israeli new Shekels for an amount ranging from $216.4 million to $222.3 million.
As of September 30, 2019, we held 8,000 Israeli new Shekels and 21.8 million Israeli new Shekels in cash and restricted cash, respectively. In addition, as of September 30, 2019, we had bonds outstanding and the related interest payable in the amounts of 776.2 million Israeli new Shekels and 2.7 million Israeli new Shekels, respectively. Foreign currency exchange rate risk is the possibility that our financial results could be better or worse than planned because of changes in foreign currency exchange rates. Based solely on the remeasurement for the nine months ended September 30, 2019, if foreign currency exchange rates were to increase or decrease by 10%, our net income would increase or decrease by approximately $19.8 million and $(24.2) million, respectively, for the same period. The foreign currency transaction income or loss as a result of the change in foreign currency exchange rates does not take into account any gains or losses on our foreign currency collar as a result of such change, which would reduce our foreign currency exposure.
We borrow funds at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of September 30, 2019, the fair value of our KBS SOR (BVI) Holdings, Ltd. Series A Debentures was $226.8 million and the outstanding principal balance was $223.3 million. As of September 30, 2019, excluding the KBS SOR (BVI) Holdings, Ltd. Series A Debentures, the fair value of our fixed rate debt was $7.7 million and the outstanding principal balance of our fixed rate debt was $6.1 million. The fair value estimate of our KBS SOR (BVI) Holdings, Ltd. Series A Debentures was calculated using the quoted bond price as of September 30, 2019 on the Tel Aviv Stock Exchange of 101.95 Israeli new Shekels. The fair value estimate of our fixed rate debt was calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of September 30, 2019. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting changes in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on variable rate debt would change our future earnings and cash flows, but would not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. As of September 30, 2019, we had entered into three separate interest rate caps with an aggregate notional of $175.6 million which effectively limits our exposure to increases in one-month LIBOR above certain thresholds. Based on interest rates as of September 30, 2019, if interest rates were 100 basis points higher or lower during the 12 months ending September 30, 2020, interest expense on our variable rate debt would increase by $4.4 million or decrease by $4.4 million, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 3.  Quantitative and Qualitative Disclosures about Market Risk (continued)

The weighted-average interest rates of our fixed rate debt and variable rate debt as of September 30, 2019 were 4.3% and 3.9%, respectively. The interest rate and weighted-average interest rate represent the actual interest rate in effect as of September 30, 2019 (consisting of the contractual interest rate and the effect of contractual floor rates, if applicable), using interest rate indices as of September 30, 2019 where applicable.
We are exposed to financial market risk with respect to our real estate equity securities. Financial market risk is the risk that we will incur economic losses due to adverse changes in our real estate equity security prices. Our exposure to changes in real estate equity security prices is a result of our investment in these types of securities. Market prices are subject to fluctuation and, therefore, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market prices of a real estate equity security may result from any number of factors, including perceived changes in the underlying fundamental characteristics of the issuer, the relative price of alternative investments, interest rates, default rates and general market conditions. In addition, amounts realized in the sale of a particular security may be affected by the relative quantity of the real estate equity security being sold. We do not currently engage in derivative or other hedging transactions to manage our real estate equity security price risk. As of September 30, 2019, we owned real estate equity securities with a book value of $79.1 million. Based solely on the prices of real estate equity securities as of September 30, 2019, if prices were to increase or decrease by 10%, our net income would increase or decrease, respectively, by approximately $7.9 million.

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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
None.

Item 1A. Risk Factors
Pacific Oak Capital Advisors has a limited operating history.
Pacific Oak Capital Advisors, our advisor, was formed in 2018 and started operating as our advisor on November 1, 2019. Keith D. Hall, our Chief Executive Officer and one of our directors, and Peter McMillan III, our Chairman of the Board and President and one of our directors, each own 50% and manage Pacific Oak Holdings, which owns and controls Pacific Oak Capital Advisors. Each of Messrs. Hall and McMillan has over 20 years of experience in investment management, including 14 years at KBS. Under their leadership, Pacific Oak has rapidly assembled a strong and experienced team of real estate, finance, accounting and other professionals, many of whom were formerly at KBS. Messrs. Hall and McMillan work together at Pacific Oak Capital Advisors with their team of key real estate and debt finance professionals. These senior real estate and debt finance professionals have been through multiple real estate cycles in their careers and have the expertise gained through hands-on experience in acquisitions, originations, asset management, dispositions, development, leasing and property and portfolio management. Pacific Oak Capital Advisors currently manages approximately $3.3 billion of real estate investments. However, because Pacific Oak Capital Advisors was recently formed, it could face challenges with employee hiring and retention, information technology, vendor relationships, and funding. We rely on our sponsor, our officers, our advisor and the real estate, debt finance, management and accounting professionals that our advisor retains, to provide services to us for the day-to-day operation of our business. If Pacific Oak Capital Advisors faces challenges in performing its obligations to us, it could negatively impact our ability to achieve our investment objectives.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
a)During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.
b)Not applicable.
c)We have adopted a share redemption program that may enable stockholders to sell their shares to us in limited circumstances.
Pursuant to the share redemption program there are several limitations on our ability to redeem shares:
•Unless the shares are being redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined under the share redemption program), we may not redeem shares until the stockholder has held the shares for one year.
•During any calendar year, we may redeem no more than 5% of the weighted-average number of shares outstanding during the prior calendar year.
•We have no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.
During 2019:
•We may redeem no more than $2.0 million of shares in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence.”
•We may redeem no more than $2.0 million of shares per fiscal quarter, excluding shares redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence.” To the extent any of such capacity is unused in a fiscal quarter, it will be carried over to the next fiscal quarter for redemption of shares excluding shares redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence.” In addition, to the extent extra capacity from the bullet above is available with respect to redemptions in the last month of 2019, such capacity will be made available for redemption of shares other than in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence.”

PART II. OTHER INFORMATION (CONTINUED)
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds (continued)
After 2019:
•During any calendar year, we may redeem only the number of shares that we can purchase with the amount of net proceeds from the sale of shares under the our dividend reinvestment plan during the prior calendar year; provided, however, that this limit may be increased or decreased by us upon ten business days’ notice to our stockholders. To the extent that we redeem less than the number of shares that we can purchase in any calendar year with the amount of net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year plus any additional funds approved by us, such excess capacity to redeem shares during any calendar year shall be added to our capacity to otherwise redeem shares during the subsequent calendar year. Furthermore, during any calendar year, once we have received requests for redemptions, whether in connection with a stockholder’s death, “qualifying disability or “determination of incompetence”, or otherwise, that if honored, and when combined with all prior redemptions made during the calendar year, would result in the amount of remaining funds available for the redemption of additional shares in such calendar year being $1.0 million or less, the last $1.0 million of available funds shall be reserved exclusively for shares being redeemed in connection with a stockholder’s death, “qualifying disability or “determination of incompetence.” To the extent that, in the last month of any calendar year, the amount of redemption requests in connection with a stockholder’s death, “qualifying disability or “determination of incompetence” is less than the amount of available funds reserved for such redemptions in accordance with the previous sentence, any excess funds may be used to redeem shares not in connection with a stockholder’s death, “qualifying disability or “determination of incompetence” during such month.
•We may not redeem more than $3.0 million of shares in a given quarter (excluding shares redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence”). To the extent that, in a given fiscal quarter, we redeem less than the sum of (a) $3.0 million of shares (excluding shares redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence”) and (b) any excess capacity carried over to such fiscal quarter from a prior fiscal quarter as described below, any remaining excess capacity to redeem shares in such fiscal quarter will be added to our capacity to otherwise redeem shares (excluding shares redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence”) during succeeding fiscal quarter. We may increase or decrease this limit upon ten business days’ notice to stockholders.
We may amend, suspend or terminate the program upon ten business days’ notice to our stockholders. We may provide notice to our stockholders by including such information in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC, or by a separate mailing to our stockholders.

PART II. OTHER INFORMATION (CONTINUED)
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds (continued)
During the nine months ended September 30, 2019, we fulfilled redemption requests eligible for redemption under our share redemption program and received in good order and funded redemptions under our share redemption program with the net proceeds from our dividend reinvestment plan and cash on hand. We redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed	Average Price Paid Per Share (1)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2019	—	$—	(2)
February 2019	13,633	$9.91	(2)
March 2019	253,283	$9.49	(2)
April 2019	11,327	$9.91	(2)
May 2019	38,577	$9.91	(2)
June 2019	218,744	$9.42	(2)
July 2019	20,028	$9.91
August 2019	8,567	$9.91
September 2019	215,486	$9.42
Total	779,645
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
On December 4, 2018, our board of directors adopted an eleventh amended and restated share redemption program (the “Eleventh SRP”).  The Eleventh SRP changed the funding limits for the share redemption program in calendar year 2019, after which they will revert back to the prior limits.  Absent these changes, based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during 2018, we would have had $1.4 million available for redemptions during 2019, including shares that are redeemed in connection with a stockholders’ death, “qualifying disability” or “determination of incompetence.”  As amended, the following will apply during the calendar year 2019:
•We may redeem no more than $2.0 million of shares in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence.”
•We may redeem no more than $2.0 million of shares per fiscal quarter, excluding shares redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence.” To the extent any of such capacity is unused in a fiscal quarter, it will be carried over to the next fiscal quarter for redemption of shares excluding shares redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence.”  In addition, to the extent extra capacity from the bullet above is available with respect to redemptions in the last month of 2019, such capacity will be made available for redemption of shares other than in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence.”
There were no other changes to the share redemption program. The Eleventh SRP became effective for any redemption request received after December 21, 2018, which was the last day for a request to be received and processed in 2018 under the Tenth Amended Share Redemption Program.
(2) We limit the dollar value of shares that may be redeemed under the program as described above. During the nine months ended September 30, 2019, we redeemed $7.4 million of common stock under the program, which represented all redemption requests received in good order and eligible for redemption through the September 2019 redemption date, except for the $43.3 million of shares in connection with redemption requests not made upon a stockholder’s death, “qualifying disability” or “determination of incompetence,” which redemption requests will be fulfilled subject to the limitations described above. Based on the Eleventh SRP, we have $2.6 million available for redemptions in the remainder of 2019, including shares that are redeemed in connection with a stockholders’ death, “qualifying disability” or “determination of incompetence,” subject to the limitations described above.
In addition to the redemptions under the share redemption program described above, during the nine months ended September 30, 2019, we repurchased 2,746 shares of our common stock at $9.41 per share for an aggregate price of approximately $26,000.

Item 3. Defaults upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.

PART II. OTHER INFORMATION (CONTINUED)
Item 5. Other Information
None.

Item 6. Exhibits

Ex.	Description

3.1	Second Articles of Amendment and Restatement, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed February 4, 2010

3.2	Articles of Amendment, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed November 1, 2019

3.3	Third Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed November 1, 2019

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

10.1
Agreement and Plan of Merger, dated as of August 30, 2019, by and among Reven Housing REIT, Inc., SOR PORT Holdings, LLC and SOR PORT, LLC, which included as Exhibit C a form of Articles Supplementary, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed September 3, 2019

10.2
Equity Commitment Letter, dated as of August 30, 2019, by and between KBS Strategic Opportunity REIT, Inc. and SOR PORT Holdings, LLC, incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed September 3, 2019

10.3	Purchase and Sale Agreement, by and between the Company and KBS SOR 125 John Carpenter, LLC, dated September 6, 2019

10.4	Advisory Agreement, by and between the Company and KBS Capital Advisors LLC, dated October 7, 2019

10.5	Advisory Agreement, by and between the Company and Pacific Oak Capital Advisors, LLC, dated November 1, 2019

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Eleventh Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed December 7, 2018

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.

Date:	November 8, 2019	By:	/S/ KEITH D. HALL
Keith D. Hall
Chief Executive Officer and Director
(principal executive officer)

Date:	November 8, 2019	By:	/S/ JEFFREY K. WALDVOGEL
Jeffrey K. Waldvogel
Chief Financial Officer
(principal financial officer)