Form 10-K
period 2019-12-31
Pacific Oak Strategic Opportunity REIT, Inc.
filed 2020-03-26
CIK 1452936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________________________
FORM 10-K
__________________________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
There is no established market for the Registrant’s shares of common stock. On December 17, 2019, the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $10.63 based on the estimated value of the Registrant’s assets less the estimated value of the Registrant’s liabilities divided by the number of shares outstanding, as of September 30, 2019, with the exception of the following adjustments: (i) real estate properties were valued as of October 31, 2019; (ii) an adjustment to reduce cash for the amount of capital expenditures incurred in October 2019; (iii) an adjustment for acquisition and disposition fees and expenses incurred in connection with the acquisition of Reven Housing REIT, Inc. and disposition of 125 John Carpenter; and (iv) a number of adjustments related to the participation fee potentiality liabilities to our former advisor and current advisor, in connection with the termination and execution of the advisor agreements on November 1, 2019. For a full description of the methodologies used to value the Registrant’s assets and liabilities in connection with the calculation the estimated value per share as of December 17, 2019, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.” There were approximately 65,800,626 shares of common stock held by non-affiliates as of June 30, 2019, the last business day of the Registrant’s most recently completed second fiscal quarter.
As of March 23, 2020, there were 65,847,283 outstanding shares of common stock of the Registrant.

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
•Because our new advisor, Pacific Oak Capital Advisors, LLC, was recently formed, it could face challenges with employee hiring and retention, information technology, vendor relationships, and funding; if Pacific Oak Capital Advisors faces challenges in performing its obligations to us, it could negatively impact our ability to achieve our investment objectives.
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
•We face potential business disruptions due to the recent global outbreak of COVID-19 (Coronavirus). The virus has significantly disrupted economic markets and impacted commercial activity worldwide, including the US, and the prolonged economic impact is uncertain. Our tenants and potential tenants of the properties we own could be adversely affected by the disruption to business caused by the virus.
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
•All of our executive officers and some of our directors and other key real estate and debt finance professionals are also officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor, our dealer manager and other Pacific Oak-affiliated entities. As a result, they face conflicts of interest, including significant conflicts created by our former or current advisor’s compensation arrangements with us and other Pacific Oak-advised programs and investors and conflicts in allocating time among us and these other programs and investors. These conflicts could result in unanticipated actions. Fees paid to our advisor in connection with transactions involving the origination, acquisition and management of our investments are based on the cost of the investment, not on the quality of the investment or services rendered to us. This arrangement could influence our advisor to recommend riskier transactions to us.
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

PART I
ITEM 1. BUSINESS
Overview
Pacific Oak Strategic Opportunity REIT, Inc. (formerly known as KBS Strategic Opportunity REIT, Inc.) was formed on October 8, 2008 as a Maryland corporation, elected to be taxed as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2010 and intends to operate in such manner. As used herein, the terms “we,” “our” and “us” refer to Pacific Oak Strategic Opportunity REIT, Inc. and as required by context, Pacific Oak Strategic Opportunity Limited Partnership, a Delaware limited partnership formed on December 10, 2008 (the “Operating Partnership”), and its subsidiaries. KBS Capital Advisors LLC was previously our external advisor and on October 31, 2019, ceased to be our advisor or have any advisory responsibility to us immediately following the filing of our Quarter Report on Form 10-Q for the period ending September 30, 2019, which was filed on November 8, 2019. On November 1, 2019, Pacific Oak Capital Advisors, LLC (“Pacific Oak Capital Advisors”) became our advisor. As our advisor, Pacific Oak Capital Advisors manages our day-to-day operations and our portfolio of investments. Pacific Oak Capital Advisors also has the authority to make all of the decisions regarding our investments, subject to the limitations in our charter and the direction and oversight of our board of directors. Pacific Oak Capital Advisors also provides asset-management, marketing, investor-relations and other administrative services on our behalf. We have sought to invest in and manage a diverse portfolio of real estate related loans, opportunistic real estate, real estate-related debt securities and other real estate-related investments. We conduct our business primarily through our Operating Partnership, of which we are the sole general partner.
On January 8, 2009, we filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a minimum of 250,000 shares and a maximum of 140,000,000 shares of common stock for sale to the public, of which 100,000,000 shares were registered in our primary offering and 40,000,000 shares were registered under our dividend reinvestment plan. We ceased offering shares of common stock in our primary offering on November 14, 2012. We sold 56,584,976 shares of common stock in the primary offering for gross offering proceeds of $561.7 million. We continue to offer shares of common stock under the dividend reinvestment plan. As of December 31, 2019, we had sold 6,827,324 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $76.3 million. Also as of December 31, 2019, we had redeemed 23,819,074 of the shares sold in our offering for $285.4 million. As of December 31, 2019, we had issued 25,976,746 shares of common stock in connection with special dividends. Additionally, on December 29, 2011 and October 23, 2012, we issued 220,994 shares and 55,249 shares of common stock, respectively, for $2.0 million and $0.5 million, respectively, in private transactions exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.
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
On February 16, 2020, Pacific Oak Strategic Opportunity BVI issued 254.1 million Israeli new Shekels (approximately $74.1 million as of February 16, 2020) of Series B debentures (the “Series B Debentures”) to Israeli investors pursuant to a public offering registered with the Israel Securities Authority. The Series B Debentures will bear interest at the rate of 3.93% per year. The Series B Debentures have principal installment payments equal to 33.33% of the face amount of the Series B Debentures on January 31st of each year from 2024 to 2026.
As of December 31, 2019, we consolidated six office properties, one office portfolio consisting of four office buildings and 14 acres of undeveloped land, one apartment property, three investments in undeveloped land with approximately 1,000 developable acres, one residential home portfolio consisting of 993 single-family homes and owned five investments in unconsolidated joint ventures and three investments in real estate equity securities.
On January 22, 2020, we filed a registration statement on Form S-11 with the SEC to offer up to $1 billion in additional shares of our common stock. This new registration statement contemplates a proposed conversion of our company to a perpetual-life net asset value or “NAV” REIT that offers and sells shares of our common stock continuously through a number of distribution channels in ongoing public offerings, and seeks to provide increased liquidity to current and future stockholders through an expansion of our current share redemption program. See “Proposed NAV REIT Conversion” below for more information.

On February 19, 2020, we, Pacific Oak SOR II, LLC, an indirect subsidiary of ours (“Merger Sub”), and Pacific Oak Strategic Opportunity REIT II, Inc. (“POSOR II”) entered into an Agreement and Plan of Merger (the “Merger Agreement”). Subject to the terms and conditions of the Merger Agreement, POSOR II will merge with and into Merger Sub (the “Merger”), with Merger Sub surviving the Merger (the “Surviving Entity”), such that following the Merger, the Surviving Entity will continue as an indirect subsidiary of ours. In accordance with the applicable provisions of the Maryland General Corporation Law, the separate existence of POSOR II shall cease. At the effective time of the Merger and subject to the terms and conditions of the Merger Agreement, each issued and outstanding share of POSOR II’s common stock (or a fraction thereof), $0.01 par value per share, will be converted into the right to receive 0.9643 shares of our common stock, par value $0.01 per share. The combined company after the Merger will retain the name “Pacific Oak Strategic Opportunity REIT, Inc.” The Merger is intended to qualify as a “reorganization” under, and within the meaning of, Section 368(a) of the Internal Revenue Code of 1986, as amended. See “Proposed Merger” below for more information.
Objectives and Strategies
Our primary investment objectives are:
•to provide our stockholders with attractive and stable returns; and
•to preserve and return our stockholders’ capital contributions.
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
Real Estate Investments
As of December 31, 2019, we consolidated six office properties, one office portfolio consisting of four office buildings and 14 acres of undeveloped land encompassing, in the aggregate, approximately 3.0 million rentable square feet. As of December 31, 2019, these properties were 79% occupied. In addition, we owned one residential home portfolio consisting of 993 single-family homes and encompassing approximately 1.4 million rental square feet and one apartment property containing 317 units and encompassing approximately 0.3 million rentable square feet, which were 89% and 85% occupied, respectively as of December 31, 2019. We also consolidated three investments in undeveloped land with approximately 1,000 developable acres. In addition, we owned five investments in unconsolidated joint ventures.
We have attempted to diversify our tenant base in order to limit exposure to any one tenant or industry. As of December 31, 2019, we had no tenants that represented more than 10% of our total annualized base rent and our top ten tenants represented approximately 32% of our total annualized base rent. As of December 31, 2019, there were no properties classified as held for sale. For more information about our real estate investments, see Part I, Item 2 of this Annual Report on Form 10-K.
Real Estate-Related Investments
As of December 31, 2019, we owned three investments in real estate equity securities with a total book value of $81.4 million.
Financing Objectives
We have financed the majority of our real estate and real estate-related investments with a combination of the proceeds we received from our initial public offering and debt. We used debt financing to increase the amount available for investment and to potentially increase overall investment yields to us and our stockholders. As of December 31, 2019, the weighted-average interest rate on our debt was 3.9%.
We borrow funds at both fixed and variable rates; as of December 31, 2019, we had $292.7 million and $385.4 million of fixed and variable rate debt outstanding, respectively. The weighted-average interest rates of our fixed rate debt and variable rate debt as of December 31, 2019 was 4.4% and 3.5%, respectively. The weighted-average interest rate represents the actual interest rate in effect as of December 31, 2019, using interest rate indices as of December 31, 2019, where applicable. As of December 31, 2019, we had entered into three separate interest rate caps with an aggregate notional of $175.6 million which effectively limits our exposure to increases in one-month LIBOR above certain thresholds.

In March 2016, we, through a wholly-owned subsidiary, issued 970.2 million Israeli new Shekels (approximately $249.2 million as of March 8, 2016) in 4.25% bonds to investors in Israel pursuant to a public offering registered in Israel. The bonds have a seven year term, with 20% of the principal payable each year from 2019 to 2023. We used the proceeds from the issuance of these bonds to make additional investments. As of December 31, 2019, we had entered into one foreign currency collar to hedge against a change in the exchange rate of the Israeli new Shekel versus the U.S. Dollar. The collar expired on February 26, 2020 and consisted of a purchased call option to buy Israeli new Shekels at 3.3800 and a sold put option to sell the Israeli new Shekels at 3.4991. The foreign currency collar was intended to permit us to exchange, on the settlement date of the collar, 776.2 million Israeli new Shekels for an amount ranging from $221.8 million to $229.6 million.
On February 16, 2020, Pacific Oak Strategic Opportunity BVI issued 254.1 million Israeli new Shekels (approximately $74.1 million as of February 16, 2020) of Series B debentures to Israeli investors pursuant to a public offering registered with the Israel Securities Authority. The Series B Debentures will bear interest at the rate of 3.93% per year. The Series B Debentures have principal installment payments equal to 33.33% of the face amount of the Series B Debentures on January 31st of each year from 2024 to 2026.
We have tried to spread the maturity dates of our debt to minimize maturity and refinance risk in our portfolio. In addition, a majority of our debt allows us to extend the maturity dates, subject to certain conditions. Although we believe we will satisfy the conditions to extend the maturity of our debt obligations, we can give no assurance in this regard. The following table shows the current and fully extended maturities, including principal amortization payments, of our debt as of December 31, 2019 (in thousands):

	Current Maturity	Extended Maturity
2020	$137,958	$86,787
2021	278,554	59,169
2022	78,396	112,766
2023	116,132	273,747
2024	270	78,841
Thereafter	66,770	66,770
	$678,080	$678,080
There is no limitation on the amount we may borrow for any single investment. Our charter limits our total liabilities to 75% of the cost of our tangible assets; however, we may exceed that limit if a majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our common stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of December 31, 2019, our borrowings and other liabilities were both approximately 68% of the cost (before depreciation and other noncash reserves) and book value (before depreciation) of our tangible assets, respectively.
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

Disposition Policies
The period that we will hold our investments will vary depending on the type of asset, interest rates and other factors. Our advisor has developed a well-defined exit strategy for each investment we have made and will continually perform a hold-sell analysis on each asset in order to determine the optimal time to hold the asset and generate a strong return for our stockholders. Economic and market conditions may influence us to hold our investments for different periods of time. We may sell an asset before the end of the expected holding period if we believe that market conditions have maximized its value to us or the sale of the asset would otherwise be in the best interests of our stockholders. During the year ended December 31, 2019, we sold one office building, one retail property and one apartment property and there were no properties classified as held for sale as of December 31, 2019. Additionally, during the year ended December 31, 2019, we liquidated our position in Whitestone REIT and sold 1,781,894 shares of its common stock. The disposition strategy is consistent with our objectives of acquiring opportunistic investments, improving the investments and timing asset sales to realize the growth in the value that was created during our hold period.
Proposed NAV REIT Conversion
Background
Our board of directors and management team believe significant opportunities currently exist and have been monitoring the real estate and equity markets closely in order to find the best opportunities possible to maximize the return to our stockholders and provide additional liquidity for our stockholders. We currently believe the best opportunity for us to achieve these objectives is to pursue a strategy as a non-listed, perpetual-life company that (a) calculates the net asset value or “NAV” per share on a regular basis that is more frequent that annually (i.e., daily, monthly or quarterly), (b) offers and sells new shares of our common stock continuously through a number of distribution channels in ongoing public offerings, and (c) seeks to provide increased liquidity to current and future stockholders through an expansion of our current share redemption program. We refer to a REIT that operates in this manner as an “NAV REIT” and we refer to our proposed conversion to this mode of operation as the “Proposed NAV REIT Conversion.” As an NAV REIT, we believe we will be able to raise additional equity capital to diversify and grow our portfolio for the benefit of our stockholders, while at the same time providing increased liquidity to our stockholders in excess of what is currently offered.
Terms of Proposed NAV REIT Conversion
We summarize below our current intentions as to the principal terms of the Proposed NAV REIT Conversion. While we have described below our current intentions with respect to the Proposed NAV REIT Conversion, our board of directors may change any aspects of it without stockholder approval. Such changes may be deemed appropriate for a variety of reasons, including but not limited to regulatory, capital-raising or business considerations, all of which can change over time.
More Frequent NAV Calculations
We currently calculate the NAV of our shares once each calendar year. As an NAV REIT, we currently intend to calculate our NAV once per month, though we could decide to calculate it daily or quarterly. We believe more frequent NAV calculations will improve our ability to offer and repurchase our shares at the most fair prices, and also improve visibility and transparency into our performance.
Revised Share Redemption Program
As an NAV REIT, we believe we can (a) offer an expanded share redemption program, (b) have additional capital to fund redemptions, and (c) provide more frequent NAV per share calculations, which will provide stockholders with more information when making liquidity decisions and also allow more frequent and fair pricing under our share redemption program. As an NAV REIT, we intend to revise our share redemption program to allow us to make monthly redemptions with an aggregate value of up to 5% of our NAV each quarter. This would be a significant increase in maximum capacity compared to our current share redemption program, which limits redemptions of shares during any calendar year to no more than 5% of the weighted average number of shares outstanding during the prior calendar year. Our current share redemption program is also limited by funding restrictions that prevent us from redeeming the maximum number of shares permitted under the program. Because the actual level of redemptions under our share redemption program as an NAV REIT would also depend on our ability to fund redemptions and our other capital needs, we may not be able to make redemptions up to the maximum capacity permitted by the program. However, our intention is to increase our stockholders’ access to liquidity through an expansion of our current share redemption program. As an NAV REIT, we intend to repurchase shares under the share redemption program on a monthly basis at a price equal to the most recently disclosed monthly NAV, or at 95% of the most recently disclosed NAV if the shares have been held for less than a year; provided that for the first 90 days as an NAV REIT, no redemptions will be approved for any of our stockholders, in order to help us transition to our new share redemption program as a perpetual-life REIT.

Distributions and Dividend Reinvestment Plan
We currently declare distributions with quarterly record and payment dates. As an NAV REIT, we expect that we would modify our distribution policy to pay distributions monthly and have monthly record dates. We also expect to revise our dividend reinvestment plan so that we would sell shares at the most recent monthly NAV, rather than at the most recent annual NAV as we do now.
Ongoing Public Offerings Conducted through Pacific Oak Capital Markets Group, LLC
As an NAV REIT, we expect that we would conduct ongoing primary public offerings of our shares on a continuous basis through our affiliated dealer manager, Pacific Oak Capital Markets Group, LLC. Such offerings would likely include new classes of common stock, which would allow us to offer different classes of common stock with different combinations of upfront and ongoing commissions and other fees payable to our dealer manager and participating broker-dealers. We believe that having a number of different share classes with different distribution compensation structures will improve our ability to sell shares and raise capital in the current market. We currently intend to rename our unclassified shares of common stock as “Class I” shares and classify three new classes of common stock: Class T, S and D shares.
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
Revised Advisory Fee Structure
•Acquisition and Origination Fees and Expenses. Pursuant to our advisory agreement currently in effect with our advisor, we incur acquisition and origination fees payable to our advisor equal to 1.0% of the cost of investments acquired by us, or the amount funded by us to acquire or originate loans, including acquisition and origination expenses and any debt attributable to such investments. We intend to eliminate this fee as part of the Proposed NAV REIT Conversion. This may represent significant savings, depending on our future investment activity. We intend to continue to reimburse our advisor for customary acquisition and origination expenses, whether or not we ultimately acquire the asset.
•Fixed Asset Management Fee. Pursuant to our advisory agreement currently in effect with our advisor, we currently pay the advisor an asset management fee. With respect to investments in loans and any investments other than real property, the asset management fee is a monthly fee calculated, each month, as one-twelfth of 0.75% of the lesser of (i) the amount actually paid or allocated to acquire or fund the loan or other investment, inclusive of fees and expenses related thereto and the amount of any debt associated with or used to acquire or fund such investment and (ii) the outstanding principal amount of such loan or other investment, plus the fees and expenses related to the acquisition or funding of such investment, as of the time of calculation. With respect to investments in real property, the asset management fee is a monthly fee equal to one-twelfth of 0.75% of the sum of the amount paid or allocated to acquire the investment, inclusive of fees and expenses related thereto and the amount of any debt associated with or used to acquire such investment. In the case of investments made through joint ventures, the asset management fee will be determined based on our proportionate share of the underlying investment. For the 12 months ended December 31, 2019, the asset management fee was $8.2 million.
As part of the Proposed NAV REIT Conversion, we currently expect to replace the current asset management fee with a management fee with a fixed component equal to 1.25% of NAV per annum payable monthly. The impact of this change will depend on a number of factors, including our leverage and the value of our assets compared to the purchase price (both of which will be taken into account with the new fee structure, unlike the old fee structure), and is therefore impossible to predict over the long term, but we do not expect the change to be significant in the near term. By way of example only, if the aggregate NAV of our company for the 12 months ended December 31, 2019 were equal to the estimated net asset value of our company approved by our board of directors on December 17, 2019, this fixed component of the new advisory fee would have been approximately $0.5 million per month. By comparison, the existing asset management fee incurred by us for the 12 months ended December 31, 2019 was approximately $0.7 million per month.

•Incentive Fee. As part of the Proposed NAV REIT Conversion, we currently expect to replace our current incentive fee to the advisor with an annual performance fee performance participation interest in the Operating Partnership that entitles our advisor (or its affiliate) to receive an allocation from our Operating Partnership equal to 15.0% of the Total Return, subject to a 6% Hurdle Amount and a High Water Mark, with a Catch-Up (each term as defined below). Such allocation will be made annually and accrue monthly. Specifically, the advisor or its affiliate will be allocated a performance participation in an amount equal to:
◦First, if the Total Return for the applicable period exceeds the sum of (i) the Hurdle Amount for that period and (ii) the Loss Carryforward Amount (any such excess, “Excess Profits”), 100% of such annual Excess Profits until the total amount allocated to the Special Limited Partner equals 6.0 % of the sum of (x) the Hurdle Amount for that period and (y) any amount allocated to the Special Limited Partner pursuant to this clause (this is commonly referred to as a “Catch-Up”); and
◦Second, to the extent there are remaining Excess Profits, 15.0% of such remaining Excess Profits.
“Total Return” for any period since the end of the prior calendar year shall equal the sum of:
(i) all distributions accrued or paid (without duplication) on the Operating Partnership units outstanding at the end of such period since the beginning of the then-current calendar year, plus
(ii) the change in aggregate NAV of such units since the beginning of the year, before giving effect to (x) changes resulting solely from the proceeds of issuances of Operating Partnership units, (y) any allocation/accrual to the performance participation interest and (z) applicable distribution fee expenses (including any payments made to us for payment of such expenses).
“Hurdle Amount” for any period during a calendar year means that amount that results in a 6% annualized internal rate of return on the NAV of the Operating Partnership units outstanding at the beginning of the then-current calendar year and all Operating Partnership units issued since the beginning of the then-current calendar year, taking into account the timing and amount of all distributions accrued or paid (without duplication) on all such units, and all issuances of Operating Partnership units over the period and calculated in accordance with recognized industry practices. The ending NAV of the Operating Partnership units used in calculating the internal rate of return will be calculated before giving effect to any allocation/accrual to the performance participation interest and applicable distribution fee expenses.
Except as described in Loss Carryforward below, any amount by which Total Return falls below the Hurdle Amount will not be carried forward to subsequent periods.
“Loss Carryforward Amount” shall initially equal zero and shall cumulatively increase by the absolute value of any negative annual Total Return and decrease by any positive annual Total Return, provided that the Loss Carryforward Amount shall at no time be less than zero and provided further that the calculation of the Loss Carryforward Amount will exclude the Total Return related to any Operating Partnership units repurchased during such year, which units will be subject to the performance participation allocation upon repurchase as described below. The effect of the Loss Carryforward Amount is that the recoupment of past annual Total Return losses will offset the positive annual Total Return for purposes of the calculation of the Special Limited Partner’s performance participation. This is referred to as a “High Water Mark.”
In addition, immediately prior to the commencement of the NAV REIT conversion, we may compensate our advisor for performance since September 30, 2018, as part of a restructuring of the incentive fees we pay to our advisor.
•Disposition Fees. Pursuant to our advisory agreement currently in effect with the advisor, for substantial assistance in connection with the sale of properties or other investments, we currently pay our advisor or its affiliates 1.0% of the contract sales price of each loan, debt-related security, real property or other investment sold (including residential or commercial mortgage-backed securities or collateralized debt obligations issued by a subsidiary of ours as part of a securitization transaction); provided, however, that if in connection with such disposition commissions are paid to third parties unaffiliated with our advisor, the fee paid to our advisor and its affiliates may not exceed the commissions paid to such unaffiliated third parties, and provided further that the disposition fees paid to our advisor, its affiliates and unaffiliated third parties may not exceed 6.0% of the contract sales price.
We intend to eliminate this fee as part of the Proposed NAV REIT Conversion. This may represent significant savings, depending on our future disposition activity.

Proposed Merger
If the Merger were to occur today, the combined company’s portfolio would consist of nine office properties, one office portfolio consisting of four office buildings and 14 acres of undeveloped land, in the aggregate, approximately, 3.8 million rentable square feet and 77.7% leased occupancy (based on data as of March 24, 2020), two hotel properties, two apartment properties, one residential home portfolio consisting of 993 single-family rental homes, three investments in undeveloped land with approximately 1,000 developable acres, an investment in an office/retail property redevelopment, six investments in unconsolidated entities and four investments in real estate equity securities.
The Merger is conditioned upon receipt of the approval of the holders of a majority of the outstanding shares of POSOR II common stock with respect to the Merger. In addition, the Merger Agreement provides certain termination rights for us and POSOR II. In connection with the termination of the Merger Agreement, under certain specified circumstances, POSOR II may be required to pay us a termination fee of $9.3 million.
Under the terms of the Merger Agreement, in exchange for each share of POSOR II common stock owned, POSOR II stockholders will receive 0.9643 shares of our common stock. Following the closing of the Merger, POSOR I and POSOR II stockholders are expected to own approximately 69.4% and 30.6% of the combined company, respectively. We expect the transaction to close in the second half of 2020, subject to certain closing conditions, including the approval of the merger by POSOR II stockholders.
Concurrently with the entry into the Merger Agreement, we and Pacific Oak Capital Advisors (which is also the external advisor to POSOR II) entered into the Amended and Restated Advisory Agreement (the “Amended Advisory Agreement”). The Amended Advisory Agreement amended our existing advisory agreement to provide that no acquisition fees will be paid in connection with the Merger and to set the “issue price” ($10.63 per share) of the shares issued in the Merger for purposes of calculating the Pacific Oak Capital Advisors’ incentive fee. The Merger itself will not trigger an incentive fee to Pacific Oak Capital Advisors by POSOR II or us.
Concurrently with the entry into the Merger Agreement, POSOR II and Pacific Oak Capital Advisors entered into a termination letter agreement (the “Termination Agreement”), effective as of February 19, 2020. Pursuant to the Termination Agreement, the advisory agreement between POSOR II and Pacific Oak Capital Advisors (the “POSOR II Advisory Agreement”) will be terminated at the effective time of the Merger. Also pursuant to the Termination Agreement, Pacific Oak Capital Advisors waived any disposition fee it otherwise would be entitled to receive from POSOR II with respect to the Merger. If, however, POSOR II is ultimately sold to another bidder, then Pacific Oak Capital Advisors may be entitled to a disposition fee from POSOR II in an amount as set forth in the POSOR II Advisory Agreement.
The foregoing descriptions of the Merger Agreement, the Amended and Restated Advisory Agreement and the Merger are not complete and are subject to and qualified in their entirety by reference to the Merger Agreement and the Amended and Restated Advisory Agreement, copies of which were filed as exhibits to our Current Report on Form 8-K filed with the SEC on February 20, 2020. There is no guarantee that the Merger will be consummated.
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
Segments
We have invested in non-performing loans, opportunistic real estate and other real estate-related assets. In general, we intend to hold our investments in non-performing loans, opportunistic real estate and other real estate-related assets for capital appreciation. Traditional performance metrics of non-performing loans, opportunistic real estate and other real estate-related assets may not be meaningful as these investments are generally non-stabilized and do not provide a consistent stream of interest income or rental revenue. These investments exhibit similar long-term financial performance and have similar economic characteristics. These investments typically involve a higher degree of risk and do not provide a constant stream of ongoing cash flows. As a result, our management views non-performing loans, opportunistic real estate and other real estate-related assets as similar investments. Substantially all of our revenue and net income (loss) is from non-performing loans, opportunistic real estate and other real estate-related assets, and therefore, we currently aggregate our operating segments into one reportable business segment. We view single-family homes as a separate reportable segment.
Employees
We have no paid employees. The employees of our advisor or its affiliates provide management, acquisition, disposition, advisory and certain administrative services for us.
Principal Executive Office
Our principal executive offices are located at 11150 Santa Monica Blvd., Suite 400, Los Angeles, California 90025. Our telephone number and web address are (424) 208-8100 and http://www.pacificoakcmg.com/offering/reit-i.
Available Information
Access to copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other filings with the SEC, including amendments to such filings, may be obtained free of charge from the following website, http://www.pacificoakcmg.com/offering/reit-i, through a link to the SEC’s website, http://www.sec.gov. These filings are available promptly after we file them with, or furnish them to, the SEC.
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
Our ability to achieve our investment objectives and to pay distributions depends upon the performance of Pacific Oak Capital Advisors, our advisor, in the acquisition of our investments, including the determination of any financing arrangements, and the ability of our advisor to source loan origination opportunities for us. Competition from competing entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of counterparties in transactions. We will also depend upon the performance of third-party loan servicers and property managers in connection with managing our investments. Stockholders must rely entirely on the management abilities of Pacific Oak Capital Advisors, the loan servicers and property managers Pacific Oak Capital Advisors selects and the oversight of our board of directors. We can give our stockholders’ no assurance that Pacific Oak Capital Advisors will be successful in obtaining suitable investments on financially attractive terms or that, if Pacific Oak Capital Advisors makes investments on our behalf, our objectives will be achieved. In the event we are unable to timely locate suitable investments, we may be unable or limited in our ability to pay distributions and we may not be able to meet our investment objectives.
A concentration of our real estate investments in any one property class may leave our profitability vulnerable to a downturn in such sector.
At any one time, a significant portion of our investments could be in one property class. As a result, we will be subject to risks inherent in investments in a single type of property. If our investments are substantially in one property class, then the potential effects on our revenues, and as a result, on cash available for distribution to our stockholders, resulting from a downturn in the businesses conducted in those types of properties could be more pronounced than if we had more fully diversified our investments. As of December 31, 2019, our investments in office properties, including our office unconsolidated joint ventures, represented 56.2% of our total assets.
Because of the concentration of a significant portion of our assets in two geographic areas, any adverse economic, real estate or business conditions in these areas could affect our operating results and our ability to make distributions to our stockholders.
As of December 31, 2019, our real estate investments in Georgia and California represented 17.0% and 13.9% of our total assets, respectively. As a result, the geographic concentration of our portfolio makes it particularly susceptible to adverse economic developments in the Georgia and California real estate markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect our operating results and our ability to make distributions to stockholders.
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
Disruptions in the financial markets and continued uncertain economic conditions could adversely affect the values of our investments. Lending activity has increased; however, it remains uncertain whether the capital markets can sustain the current transaction levels. Any disruption to the debt and capital markets could result in fewer buyers seeking to acquire commercial properties and possible increases in capitalization rates and lower property values. Furthermore, declining economic conditions could negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our real estate portfolio and in the collateral securing our loan investments, which could have the following negative effects on us:
•the values of our investments in commercial properties could decrease below the amounts paid for such investments;
•the value of collateral securing any loan investments we may make could decrease below the outstanding principal amount of such loans; and/or
•revenues from our properties could decrease due to fewer tenants and/or lower rental rates, making it more difficult for us to pay distributions or meet our debt service obligations on debt financing.
All of these factors could impair our ability to make distributions to our investors and decrease the value of an investment in us.
Subsequent to December 31, 2019, there was a global outbreak of a new strain of coronavirus, COVID-19 which has been designated as a pandemic by the World Health Organization, continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. The global impact of the outbreak has been rapidly evolving, and as cases of the virus have continued to be identified in additional countries, many countries have reacted by instituting quarantines, restrictions on travel, and limiting hours of operations of non-essential offices and retail centers. Such actions are creating disruption in global supply chains, and adversely impacting a number of industries. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of the novel coronavirus. Nevertheless, the novel coronavirus presents material uncertainty and risk with respect to the Company’s performance and financial results, such as the potential negative impact to occupancy at its properties, financing arrangements, increased costs of operations, decrease in values of its investments, changes in law and/or regulation, and uncertainty regarding government and regulatory policy. The Company is unable to estimate the impact the novel coronavirus will have on its financial results at this time.
Uncertainty and volatility in the credit markets could affect our ability to obtain debt financing on reasonable terms, or at all, which could reduce the number of properties we may be able to acquire and the amount of cash distributions we can make to our stockholders.
The U.S. and global credit markets have in the past experienced severe dislocations and liquidity disruptions, which caused volatility in the credit spreads on prospective debt financings and constrained the availability of debt financing due to the reluctance of lenders to offer financing at high leverage ratios. Similar conditions in the future could adversely impact our ability to access additional debt financing on reasonable terms or at all, which may adversely affect investment returns on future acquisitions or our ability to make acquisitions.
If mortgage debt or unsecured debt is unavailable on reasonable terms as a result of increased interest rates, increased credit spreads, decreased liquidity or other factors, we may not be able to finance the initial purchase of properties. In addition, when we incur mortgage debt or unsecured debt, we run the risk of being unable to refinance such debt upon maturity, or of being unable to refinance on favorable terms.
If interest rates are higher or other financing terms, such as principal amortization, the need for a corporate guaranty, or other terms are not as favorable when we refinance debt or issue new debt, our income could be reduced. To the extent we are unable to refinance debt on reasonable terms, at appropriate times or at all, we may be required to sell properties on terms that are not advantageous to us, or that could result in the foreclosure of such properties. If any of these events occur, our cash flow could be reduced. This, in turn, could reduce cash available for distribution to our stockholders and may hinder our ability to raise more capital by issuing securities or borrowing more money.

Because we depend upon our advisor and its affiliates to conduct our operations, adverse changes in the financial health of our advisor or its affiliates could cause our operations to suffer.
We depend on Pacific Oak Capital Advisors, its affiliates and the key real estate and debt finance professionals at Pacific Oak Capital Advisors to manage our operations and our portfolio of real estate-related loans, opportunistic real estate, real estate-related debt securities and other real estate-related investments. Our advisor depends upon the fees and other compensation that it receives from us and other public Pacific Oak-sponsored programs in connection with the origination, purchase, management and sale of assets to conduct its operations. Any adverse changes in the financial condition of Pacific Oak Capital Advisors or its affiliates or our relationship with Pacific Oak Capital Advisors or its affiliates could hinder their ability to successfully manage our operations and our portfolio of investments. Furthermore, if Pacific Oak Capital Advisors was unable or unwilling to continue to provide management services to us, we may need to find an advisor to replace the management services Pacific Oak Capital Advisors provides to us. In such event our operating performance and the return on our stockholders’ investment could suffer.
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

In addition, to the extent distributions exceed cash flow from operations and gains from asset sales, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain. There is no limit on the amount of distributions we may fund from sources other than from cash flows from operations or gains from asset sales. For the year ended December 31, 2019, we paid aggregate distributions of $1.7 million (of which $0.8 million was reinvested through our dividend reinvestment plan). Our net loss attributable to stockholders for the year ended December 31, 2019 was $17.3 million. For the year ended December 31, 2019, we funded 100% of total distributions paid with cash provided by operations and prior period cash provided by operations. From inception through December 31, 2019, we funded 10% of total distributions paid, which includes cash distributions and dividends reinvested by stockholders, with proceeds from debt financing, funded 43% of total distributions paid with the gains realized from the dispositions of properties and funded 47% of total distributions paid with cash provided by operations. Our cumulative distributions paid and net income attributable to common stockholders from inception through December 31, 2019 were $194.8 million and $169.4 million, respectively.
The loss of or the inability to retain key real estate and debt finance professionals at our advisor could delay or hinder implementation of our investment strategies, which could limit our ability to make distributions and decrease the value of an investment in our shares.
Our success depends to a significant degree upon the contributions of Keith D. Hall and Peter McMillan III, each of whom would be difficult to replace. Neither we nor our affiliates have employment agreements with Messrs. Hall or McMillan. Messrs. Hall and McMillan may not remain associated with us. If any of these persons were to cease their association with us, our operating results could suffer. We do not intend to maintain key person life insurance on any person. We believe that our future success depends, in large part, upon our advisor’s and its affiliates’ ability to attract and retain highly skilled managerial, operational and marketing professionals. Competition for such professionals is intense, and our advisor and its affiliates may be unsuccessful in attracting and retaining such skilled individuals. If we lose or are unable to obtain the services of highly skilled professionals our ability to implement our investment strategies could be delayed or hindered, and the value of our stockholders’ investment may decline.
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
A security breach or other significant disruption involving our IT networks and related systems could:
•disrupt the proper functioning of our networks and systems and therefore our operations;
•result in misstated financial reports, violations of loan covenants and/or missed reporting deadlines;
•result in our inability to properly monitor our compliance with the rules and regulations regarding our qualification as a REIT;
•result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of, proprietary, confidential, sensitive or otherwise valuable information of ours or others, which others could use to compete against us or which could expose us to damage claims by third-parties for disruptive, destructive or otherwise harmful purposes and outcomes;
•require significant management attention and resources to remedy any damages that result;
•subject us to claims for breach of contract, damages, credits, penalties or termination of leases or other agreements; or
•damage our reputation among our stockholders.
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

Risks Related to Conflicts of Interest
Pacific Oak Capital Advisors and its affiliates, including all of our executive officers and some of our directors and other key real estate and debt finance professionals, face conflicts of interest caused by their compensation arrangements with us, which could result in actions that are not in the long-term best interests of our stockholders.
All of our executive officers and some of our directors and other key real estate and debt finance professionals are also officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor, Pacific Oak Capital Markets Group LLC (“Pacific Oak Capital Markets Group”) and other affiliated Pacific Oak entities. Pacific Oak Capital Advisors and its affiliates receive substantial fees from us. These fees could influence our advisor’s advice to us as well as the judgment of affiliates of Pacific Oak Capital Advisors. Among other matters, these compensation arrangements could affect their judgment with respect to:
•the continuation, renewal or enforcement of our agreements with Pacific Oak Capital Advisors and its affiliates, including the advisory agreement;
•public offerings of equity by us, which may entitle Pacific Oak Capital Markets Group to dealer-manager fees and may entitle Pacific Oak Capital Advisors to asset management fees and certain other fees;
•sales of investments, which may entitle Pacific Oak Capital Advisors to disposition fees and possible subordinated incentive fees;
•acquisitions of investments and originations of loans, which may entitle Pacific Oak Capital Advisors to acquisition and origination fees and asset management fees and, in the case of acquisitions of investments from other Pacific Oak-sponsored programs, might entitle affiliates of Pacific Oak Capital Advisors to disposition fees and possible subordinated incentive fees in connection with its services for the seller;
•borrowings to acquire investments and to originate loans, which borrowings may increase the acquisition and origination fees and asset management fees payable to Pacific Oak Capital Advisors;
•whether to engage Pacific Oak Capital Advisors, which may receive fees in connection with the management of our properties regardless of the quality of the services provided to us, to manage our properties; and
•whether we pursue a liquidity event such as a listing of our shares of common stock on a national securities exchange, a sale of the company or a liquidation of our assets, which (i) may make it more likely for us to become self-managed or internalize our management, (ii) could positively or negatively affect the sales efforts for other Pacific Oak-sponsored programs, depending on the price at which our shares trade or the consideration received by our stockholders, and/or (iii) affect the advisory fees received by our advisor.
The fees our advisor may receive in connection with the acquisition, origination or management of assets are based on the cost of the investment, and not based on the quality of the investment or the quality of the services rendered to us. This may influence our advisor to recommend riskier transactions to us.
Pacific Oak Capital Advisors faces conflicts of interest relating to the leasing of properties and such conflicts may not be resolved in our favor, meaning that we may obtain less credit-worthy or desirable tenants, which could limit our ability to make distributions and reduce our stockholders’ overall investment return.
We and other Pacific Oak-sponsored programs and Pacific Oak-advised investors rely on our sponsors and other key real estate professionals at our advisor, including Messrs. Hall and McMillan, to supervise the property management and leasing of properties. If the Pacific Oak team of real estate professionals directs credit-worthy prospective tenants to properties owned by another Pacific Oak-sponsored program or Pacific Oak-advised investor when they could direct such tenants to our properties, our tenant base may have more inherent risk and our properties’ occupancy may be lower than might otherwise be the case.
Further, Messrs. Hall and McMillan and existing and future Pacific Oak-sponsored programs and Pacific Oak-advised investors are generally not prohibited from engaging, directly or indirectly, in any business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition, development, ownership, leasing or sale of real estate investments.

Pacific Oak Capital Advisors and the key real estate professionals associated with Pacific Oak Capital Advisors face conflicts of interest relating to the acquisition and origination of assets and leasing and disposition of properties due to their relationship with other real estate programs and such conflicts may not be resolved in our favor, which could limit our ability to pay distributions to our stockholders and reduce our stockholders’ overall investment return.
We rely on our sponsor, Pacific Oak Holding Group, LLC, and other key real estate professionals at our advisor, including Messrs. Hall and McMillan, to identify suitable investment opportunities for us and to supervise the property management and leasing and eventual disposition of properties. Pacific Oak Strategic Opportunity REIT II, Inc. (“Pacific Oak Strategic Opportunity REIT II”) is also advised by Pacific Oak Capital Advisors. Keppel Pacific Oak US REIT is externally managed by a joint venture between (i) an entity in which Messrs. Hall and McMillan have an indirect ownership interest and (ii) Keppel Capital Holding Pte. Ltd., which is not affiliated with us, and has also engaged Pacific Oak Capital Advisors to act as its asset manager in the United States. Through Pacific Oak Capital Advisors these programs rely on many of the same real estate and debt finance professionals as will future programs advised by our advisor or professionals associated with our advisor. As such, we and other programs that currently have funds available for investment rely on many of the same real estate and debt finance professionals employed by Pacific Oak Capital Advisors, as will future Pacific Oak-sponsored programs, Pacific Oak-advised investors and other programs sponsored by Messrs. Hall and McMillan. Many investment opportunities that are suitable for us may also be suitable for other programs and investors. When these real estate and debt finance professionals direct an investment opportunity to any program or investor they, in their sole discretion, will offer the opportunity to the program or investor for which the investment opportunity is most suitable based on the investment objectives, portfolio and criteria of each program or investor.
For so long as we are externally advised, our charter provides that it shall not be a proper purpose of the corporation for us to make any significant investment unless Pacific Oak Capital Advisors has recommended the investment to us. Thus, the real estate and debt finance professionals of Pacific Oak Capital Advisors could direct attractive investment opportunities to other programs or investors. Such events could result in us investing in properties that provide less attractive returns, which would reduce the level of distributions we may be able to pay our stockholders.
We and other programs and investors also rely on these real estate professionals to supervise the property management and leasing of properties. If the Pacific Oak team of real estate professionals directs creditworthy prospective tenants to properties owned by another program or investor when it could direct such tenants to our properties, our tenant base may have more inherent risk and our properties’ occupancy may be lower than might otherwise be the case.
In addition, we and other programs advised by Pacific Oak Capital Advisors and its affiliates or key real estate professionals, rely on our sponsor and other key real estate professionals at our advisor to sell our properties. These programs and Pacific Oak-advised investors may possess properties in similar locations and/or of the same property types as ours and may be attempting to sell these properties at the same time we are attempting to sell some of our properties. If our advisor directs potential purchasers to properties owned by other programs they advise when it could direct such purchasers to our properties, we may be unable to sell some or all of our properties at the time or at the price we otherwise would, which could limit our ability to pay distributions and reduce our stockholders’ overall investment return.
Further, existing and future programs associated with Pacific Oak Capital Advisors and its affiliates, as well as Messrs. Hall and McMillan generally, are not and will not be prohibited from engaging, directly or indirectly, in any business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition, origination, development, ownership, leasing or sale of real estate-related investments.
Pacific Oak Capital Advisors will face conflicts of interest relating to joint ventures that we may form with affiliates of Pacific Oak Capital Advisors, which conflicts could result in a disproportionate benefit to the other venture partners at our expense.
If approved by both a majority of our board of directors and a majority of our independent directors, we may enter into joint venture agreements with other Pacific Oak-sponsored programs or affiliated entities for the acquisition, development or improvement of properties or other investments. Pacific Oak Capital Advisors, our advisor and its affiliates, the advisors to the other Pacific Oak-sponsored programs and the investment advisers to institutional investors in real estate and real estate-related assets, have some of the same executive officers, directors and other key real estate and debt finance professionals; and these persons will face conflicts of interest in determining which Pacific Oak program or investor should enter into any particular joint venture agreement. These persons may also face a conflict in structuring the terms of the relationship between our interests and the interests of the Pacific Oak-affiliated co-venturer and in managing the joint venture. Any joint venture agreement or transaction between us and a Pacific Oak-affiliated co-venturer will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers. The Pacific Oak-affiliated co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. These co-venturers may thus benefit to our and stockholders’ detriment.

Pacific Oak Capital Advisors, the real estate and debt finance professionals assembled by our advisor, their affiliates and our officers face competing demands on their time and this may cause our operations and our stockholders’ investment to suffer.
We rely on Pacific Oak Capital Advisors and the real estate, management, accounting and debt finance professionals our advisor has assembled, including Messrs. Hall, McMillan and Michael A. Bender for the day-to-day operation of our business. Messrs. Hall, McMillan, and Bender are executive officers of POSOR II. As a result of their interests in other Pacific Oak programs, their obligations to other investors and the fact that they engage in and they will continue to engage in other business activities on behalf of themselves and others, Messrs. Hall, McMillan and Bender face conflicts of interest in allocating their time among us, POSOR II, Pacific Oak Capital Advisors and other Pacific Oak-sponsored programs as well as other business activities in which they are involved. In addition, Pacific Oak Capital Advisors and their affiliates share many of the same key real estate and debt finance professionals. During times of intense activity in other programs and ventures, these individuals may devote less time and fewer resources to our business than are necessary or appropriate to manage our business. Furthermore, some or all of these individuals may become employees of another Pacific Oak-sponsored program in an internalization transaction or, if we internalize our advisor, may not become our employees as a result of their relationship with other Pacific Oak-sponsored programs. If these events occur, the returns on our investments, and the value of our stockholders’ investments, may decline.
All of our executive officers and some of our directors and the key real estate and debt finance professionals assembled by our advisor face conflicts of interest related to their positions and/or interests in Pacific Oak Capital Advisors and its affiliates, which could hinder our ability to implement our business strategy and to generate returns to our stockholders.
All of our executive officers, some of our directors and other key real estate and debt finance professionals assembled by our advisor are also executive officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor, and other affiliated Pacific Oak entities. Through Pacific Oak-affiliated entities, some of these persons also serve as the investment advisors to institutional investors in real estate and real estate-related assets and through Pacific Oak Capital Advisors and its affiliates these persons serve as the advisor to POSOR II and other Pacific Oak-sponsored programs. As a result, they owe fiduciary duties to each of these entities, their members and limited partners and these investors, which fiduciary duties may from time to time conflict with the fiduciary duties that they owe to us and our stockholders. Their loyalties to these other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. Further, Messrs. Hall and McMillan and existing and future Pacific Oak-sponsored programs and Pacific Oak-advised investors generally are not and will not be prohibited from engaging, directly or indirectly, in any business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition, development, ownership, leasing or sale of real estate investments. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to our stockholders and to maintain or increase the value of our assets.
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
Neither we nor any of our subsidiaries intend to register as investment companies under the Investment Company Act of 1940, as amended (the “Investment Company Act”). If we or our subsidiaries were obligated to register as investment companies, we would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things:
•limitations on capital structure;
•restrictions on specified investments;
•prohibitions on transactions with affiliates; and
•compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly increase our operating expenses.
Under the relevant provisions of Section 3(a)(1) of the Investment Company Act, an investment company is any issuer that:
•pursuant to section 3(a)(1)(A), is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities (the “primarily engaged test”); or
•pursuant to section 3(a)(1)(C), is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of such issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis (the “40% test”). “Investment securities” excludes U.S. government securities and securities of majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) (relating to private investment companies).
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
Our share redemption program includes numerous restrictions that limit our stockholders’ ability to sell their shares. Our stockholders must hold their shares for at least one year in order to participate in the share redemption program, except for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence.” We limit the number of shares redeemed pursuant to the share redemption program as follows: (i) during any calendar year, we may redeem no more than 5% of the weighted-average number of shares outstanding during the prior calendar year and (ii) during 2020, we may redeem no more than $0.8 million of shares in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence”. In addition, to the extent extra capacity from the bullet above is available with respect to redemptions in the last month of 2020, such capacity will be made available for redemption of shares other than in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence.” We may increase or decrease this limit upon ten business days’ notice to stockholders. However, effective beginning with the month of February 2020, we have suspended (a) redemptions requested under the share redemption program in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence”, until we and POSOR II file with the SEC a Registration Statement on Form S-4 containing a Joint Proxy Statement/Prospectus for the proposed Merger, and (b) all other redemptions under the share redemption program until after the Merger closes. Our board of directors will reconsider the foregoing suspension if the merger negotiations terminate. Further, we have no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. These limits may prevent us from accommodating all redemption requests made in any year. Our board is free to amend, suspend or terminate the share redemption program upon 10 business days’ notice.
The price at which we will redeem shares under the program is 95% of our most recent estimated value per share.
The most recent estimated value per share of our common stock is $10.63. For a full description of the methodologies and assumptions used to value our assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.” The value of our shares will fluctuate over time in response to developments related to individual assets in our portfolio and the management of those assets and in response to the real estate and finance markets. As such, the estimated value per share does not take into account developments in our portfolio since December 17, 2019. We currently expect to utilize our advisor and/or an independent valuation firm to update our estimated value per share no later than December 2020. Upon updating our estimated value per share, the redemption price per share will also change. Because of the restrictions of our share redemption program, our stockholders may not be able to sell their shares under the program, and if stockholders are able to sell their shares, depending upon the then current redemption price, they may not recover the amount of their investment in us.

The estimated value per share of our common stock may not reflect the value that stockholders will receive for their investment.
On December 17, 2019, our board of directors approved an estimated value per share of our common stock of $10.63 based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding as of September 30, 2019, with the exception of the following adjustments: (i) our real estate properties were valued as of October 31, 2019; (ii) an adjustment to reduce cash for the amount of capital expenditures incurred in October 2019; (iii) an adjustment for acquisition and disposition fees and expenses incurred in connection with the acquisition of Reven Housing REIT, Inc. and disposition of 125 John Carpenter; and (iv) a number of adjustments related to the participation fee potentiality liabilities to our former advisor, KBS Capital Advisors LLC, and our current advisor, Pacific Oak Capital Advisors, LLC, in connection with the termination of KBS Capital Advisors effective October 31, 2019 and the hiring of Pacific Oak Capital Advisors on November 1, 2019. Other than the adjustments, there have been no material changes between September 30, 2019 and December 17, 2019 to the net values of our assets and liabilities that materially impacted the overall estimated value per share. We are providing this estimated value per share to assist broker-dealers that participated in our initial public offering in meeting their customer account statement reporting obligations under National Association of Securities Dealers Conduct Rule 2340 as required by the Financial Industry Regulatory Authority (“FINRA”). This valuation was performed in accordance with the provisions of and also to comply with Practice Guideline 2013–01, Valuations of Publicly Registered Non-Listed REITs, issued by the Investment Program Association (“IPA”) in April 2013. The estimated value per share was based upon the recommendation and valuation prepared by our advisor.
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
•a stockholder would ultimately realize distributions per share equal to our estimated value per share upon liquidation of our assets and settlement of our liabilities or a sale of the company;
•our shares of common stock would trade at the estimated value per share on a national securities exchange;
•an independent third-party appraiser or other third-party valuation firm would agree with our estimated value per share; or
•the methodology used to estimate our value per share would be acceptable to FINRA or for compliance with ERISA reporting requirements.
For a full description of the methodologies and assumptions used to value our assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Market Information.” We currently expect to utilize our advisor and/or an independent valuation firm to update the estimated value per share in December 2020.

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
Payment of fees to Pacific Oak Capital Advisors and its affiliates reduces cash available for investment and distribution and increases the risk that our stockholders will not be able to recover the amount of their investment in our shares.
Pacific Oak Capital Advisors and its affiliates perform services for us in connection with the selection, acquisition, origination, management, and administration of our investments. We pay them substantial fees for these services, which results in immediate dilution to the value of our stockholders’ investment and reduces the amount of cash available for investment or distribution to stockholders. Compensation to be paid to our advisor may be increased subject to approval by our conflicts committee and the other limitations in our charter, which would further dilute our stockholders’ investment and reduce the amount of cash available for investment or distribution to stockholders.
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
We have invested in and will continue to invest in a diverse portfolio of opportunistic real estate, real estate-related loans, real estate-related debt securities and other real estate-related investments. Each of these investments will be subject to the risks typically associated with real estate. Our potential investments in residential and commercial mortgage-backed securities, collateralized debt obligations and other real estate-related investments may be similarly affected by real estate property values. The value of real estate may be adversely affected by a number of risks, including:
•natural disasters such as hurricanes, earthquakes, floods and pandemics;
•acts of war or terrorism, including the consequences of terrorist attacks, such as those that occurred on September 11, 2001;
•adverse changes in national and local economic and real estate conditions;
•an oversupply of (or a reduction in demand for) space in the areas where particular properties are located and the attractiveness of particular properties to prospective tenants;
•changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance therewith and the potential for liability under applicable laws;
•costs of remediation and liabilities associated with environmental conditions affecting properties; and
•the potential for uninsured or underinsured property losses.
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
We will price our assets based on our assumptions about future credit spreads for financing of those assets. We expect to obtain longer-term financing for our assets using structured financing techniques in the future. In such financings, interest rates are typically set at a spread over a certain benchmark, such as the yield on United States Treasury obligations, swaps, or London Interbank Offered Rate (“LIBOR”). If the spread that borrowers will pay over the benchmark widens and the rates we charge on our assets to be securitized are not increased accordingly, our income may be reduced or we may suffer losses.
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
We have entered into, and may continue to enter into, interest rate swap agreements and other interest rate and foreign currency hedging strategies. Our hedging activity will vary in scope based on the level of interest rates, the type of portfolio investments held, the foreign currency held and other changing market conditions. Interest rate and foreign currency hedging may fail to protect or could adversely affect us because, among other things:
•interest rate and foreign currency hedging can be expensive, particularly during periods of rising and volatile interest rates or exchange rates, as applicable;
•available interest rate and foreign currency hedging products may not correspond directly with the risk for which protection is sought;
•the duration of the hedge may not match the duration of the related liability or asset;
•the amount of income that a REIT may earn from hedging transactions to offset losses due to fluctuations in interest rates is limited by federal tax provisions governing REITs;
•the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction;
•the party owing money in the hedging transaction may default on its obligation to pay; and
•we may purchase a hedge that turns out not to be necessary, i.e., a hedge that is out of the money.
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
Market values of our investments may decline for a number of reasons, such as changes in prevailing interest rates, increases in defaults, increases in voluntary prepayments for our investments that are subject to prepayment risk, widening of credit spreads, downgrades of ratings of the securities by ratings agencies and global recession or significant declines in the overall economy.
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
We have entered into, and may continue to enter into, joint ventures with third parties to make investments. We may also make investments in partnerships or other co-ownership arrangements or participations. Such investments may involve risks not otherwise present with other methods of investment, including, for example, the following risks:
•that our co-venturer or partner in an investment could become insolvent or bankrupt;
•that such co-venturer or partner may at any time have economic or business interests or goals that are or that become inconsistent with our business interests or goals; or
•that such co-venturer or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives.
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

Properties acquired as part of portfolios or in bulk may subject us to a variety of risks.
We expect that a substantial portion of future single-family home property acquisitions will be purchased as portfolios in bulk from owners of portfolios of single-family homes. To the extent the management and leasing of such properties have not been consistent with our property management and leasing standards, we may be subject to a variety of risks, including risks relating to the condition of the properties, the credit quality and employment stability of the tenants and compliance with applicable laws, among others. In addition, financial and other information provided to us regarding such portfolios during our due diligence may not be accurate, and we may not discover such inaccuracies until it is too late to seek remedies against such sellers. To the extent we timely pursue such remedies, we may not be able to successfully prevail against the seller in an action seeking damages for such inaccuracies.
A number of our single-family home properties are part of home owners associations (HOAs), and we and tenants of such properties are subject to the rules and regulations of such HOAs, which may be arbitrary or restrictive. Violations of such rules may subject us to additional fees, penalties and litigation with such HOAs which would be costly.
A number of our single-family home properties are located within HOAs, which are private entities that regulate the activities of owners and occupants of, and levy assessments on, properties in a residential subdivision. We pay all HOA fees and assessments directly. The majority of the HOA fees due on our properties are billed annually. The fees are paid when due by our property managers and are included in our property and operating expenses. HOAs in which we own properties may have or may enact onerous or arbitrary rules that restrict our ability to restore, market or lease our properties or require us to restore or maintain such properties at standards or costs that are in excess of our planned budgets. Such rules may include requirements for landscaping, limitations on signage promoting a property for lease or sale or the requirement that specific construction materials be used in restorations. Some HOAs also impose limits on the number of property owners who may rent their homes, which, if met or exceeded, would cause us to incur additional costs to sell the property and opportunity costs of lost rental revenue. Furthermore, many HOAs impose restrictions on the conduct of occupants of homes and the use of common areas, and we may have tenants who violate HOA rules and for which we may be liable as the property owner. Additionally, the boards of directors of the HOAs in which we own property may not make important disclosures about the properties or may block our access to HOA records, initiate litigation, restrict our ability to sell our properties, impose assessments or arbitrarily change the HOA rules. We may be unaware of or unable to review or comply with HOA rules before purchasing a property, and any such excessively restrictive or arbitrary regulations may cause us to sell such property at a loss, prevent us from renting such property or otherwise reduce our cash flow from such property, which would have an adverse effect on our returns on these properties.
We are subject to tenant relief laws and may be subject to rent control laws, which could negatively impact our rental revenue.
As an owner of single-family home rental properties, we expect that we will regularly be seeking to evict tenants who are not paying their rent or are otherwise in material violation of the terms of their lease. Eviction activities will result in additional legal costs and require the time and attention of our management. The eviction process is typically subject to numerous legal requirements and mandatory “cure” policies, which may increase our costs and delay our ability to gain possession of and stabilize a property. Additionally, state and local landlord-tenant laws may impose legal duties on us to assist tenants in relocating to new housing, or restrict our ability to recover certain costs or charge tenants for damage tenants cause to our property. Because such laws vary by state and locality, we will need to be familiar with and take appropriate steps to comply with applicable landlord-tenant laws in the jurisdictions in which we operate, and we will need to incur supervisory and legal expenses to ensure such compliance. To the extent that we do not comply with state or local laws, we may be subjected to civil litigation filed by individuals, a class of plaintiffs or by state or local law enforcement. We may be required to pay our adversaries’ litigation fees and expenses if judgment is entered against us in such litigation or if we settle such litigation.
Furthermore, rent control laws may affect our rental revenue. Especially in times of recession and economic slowdown, rent control initiatives can receive significant political support. If rent control becomes applicable to certain of our properties, the effects on both our rental revenue and the value of such properties could be material and adverse.

Class action, tenants’ rights and consumer rights litigation may result in increased expenses and harm our results.
There are numerous tenants’ rights and consumer rights organizations that operate in our single-family home property markets, and, as we grow in scale, we may attract attention from some of these organizations and become a target of legal demands or litigation. With the increased market for single-family rentals arising from former homeowners who may have lost their properties, some of these organizations may shift their litigation, lobbying, fundraising and grass roots organizing activities to focus on landlord-tenant issues, including issues relating to the Fair Housing Act, or FHA, and its state law counterparts. While we intend to conduct our business lawfully and in compliance with applicable landlord-tenant and consumer laws, such organizations might work in conjunction with trial and pro bono lawyers in one state or multiple states to attempt to bring claims against us on a class action basis for damages or injunctive relief. We cannot anticipate what form such legal actions might take if initiated or what remedies they may seek. Additionally, these organizations may lobby local county and municipal attorneys or state attorneys general to pursue enforcement or litigation against us or may lobby state and local legislatures to pass new laws and regulations to constrain our business operations. If they are successful in any such endeavors, they could limit our business operations and may impose on us significant litigation expenses, including settlements to avoid continued litigation or judgments for damages or injunctions.
Poor tenant selection and defaults by our tenants may negatively affect our financial performance and reputation.
Our success with single-family home rentals will depend, in large part, upon our ability to attract and retain qualified tenants for our single-family home properties. This will depend, in turn, upon our ability to screen applicants, identify good tenants and avoid tenants who may default. We will inevitably make mistakes in our selection of tenants, and we may rent to tenants whose default on our leases or failure to comply with the terms of the lease or HOA regulations negatively affect our financial performance, reputation and the quality and value of our properties. For example, tenants may default on payment of rent, make unreasonable and repeated demands for service or improvements, make unsupported or unjustified complaints to regulatory or political authorities, make use of our properties for illegal purposes, damage or make unauthorized structural changes to our properties which may not be fully covered by security deposits, refuse to leave the property when the lease is terminated, engage in domestic violence or similar disturbances, disturb nearby residents with noise, trash, odors or eyesores, fail to comply with HOA regulations, sub-let to less desirable individuals in violation of our leases or permit unauthorized persons to live with them. In addition, defaulting tenants will often be effectively judgment-proof. The process of evicting a defaulting tenant from a family residence can be adversarial, protracted and costly. Furthermore, some tenants facing eviction may damage or destroy the property. Damage to our properties may significantly delay re-leasing after eviction, necessitate expensive repairs or impair the rental revenue or value of the property, resulting in a lower than expected rate of return. In addition, we will incur turnover costs associated with re-leasing the properties, such as marketing expense and brokerage commissions, and will not collect revenue while the property is vacant. Although we will attempt to work with tenants to prevent such damage or destruction, there can be no assurance that we will be successful in all or most cases. Such tenants will not only cause us not to achieve our financial objectives for the properties in which they live, but may subject us to liability, and may damage our reputation with our other tenants and in the communities where we do business.
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
When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan agreements into which we enter may contain covenants that limit our ability to further mortgage a property or that prohibit us from discontinuing insurance coverage or replacing Pacific Oak Capital Advisors as our advisor. These or other limitations would decrease our operating flexibility and our ability to achieve our operating objectives.

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
Changes to the LIBOR settling process and potential phasing out of LIBOR after 2021 could adversely affect our ability to make distributions to our stockholders.
As of December 31, 2019, we have $385.4 million variable rate debt outstanding for which we pay interest based on the London Interbank Offered Rate (“LIBOR”). LIBOR and certain other interest “benchmarks” may be subject to regulatory guidance and/or reform that could cause interest rates under our current or future debt agreements to perform differently than in the past or cause other unanticipated consequences. The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, has announced that it intends to stop encouraging or requiring banks to submit rates for the calculation of LIBOR rates after 2021, and it is unclear whether new methods of calculating LIBOR will be established, such that LIBOR may continue to exist after 2021. While there is no consensus on what rate or rates may become accepted alternatives to LIBOR, the Alternative Reference Rates Committee, a steering committee comprised of U.S. financial market participants, selected the Secured Overnight Finance Rate (“SOFR”) as an alternative to LIBOR. SOFR is a broad measure of the cost of borrowing cash in the overnight U.S. treasury repo market, and the Federal Reserve Bank of New York started to publish the SOFR in May 2018. At this time, it is impossible to predict whether the SOFR or another reference rate will become an accepted alternative to LIBOR. The discontinuation, reform or replacement of LIBOR or any other benchmark rates may have an unpredictable impact on contractual mechanics in the credit markets or cause disruption to the broader financial markets, and could have an adverse effect on LIBOR-based interest rates on our current or future debt obligations.
We have broad authority to incur debt and high debt levels could hinder our ability to make distributions and decrease the value of our stockholders’ investment.
Our charter limits our total liabilities to 75% of the cost (before deducting depreciation or other noncash reserves) of our tangible assets; however, we may exceed that limit if the majority of the conflicts committee of our board of directors approves each borrowing in excess of our charter limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of December 31, 2019, our borrowings and other liabilities were both approximately 68% of the cost (before depreciation and other noncash reserves) and book value (before depreciation) of our tangible assets, respectively. High debt levels would cause us to incur higher interest charges and higher debt service payments and may also be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of our stockholders’ investment.
The change in the value of Israeli currency may materially and adversely affect our results of operations and financial condition.
In March 2016, we issued 970.2 million Israeli new Shekels (approximately $249.2 million as of March 8, 2016) in 4.25% bonds to Israeli investors through a public offering, which bonds are denominated in Israeli new Shekels. On February 16, 2020, Pacific Oak Strategic Opportunity BVI issued 254.1 million Israeli new Shekels (approximately $74.1 million as of February 16, 2020) of Series B debentures to Israeli investors pursuant to a public offering, which bonds are denominated in Israeli new Shekels. As a result, we are subject to foreign currency risk due to potential fluctuations in exchange rates between Israeli new Shekels and U.S. Dollars. More specifically, a significant change in the value of the Israeli new Shekels may have an adverse effect on our results of operations and financial condition. We have attempted to mitigate this foreign currency risk by using derivative contracts. However, there can be no assurance that those attempts to mitigate foreign currency risk will ultimately be successful.

The deed of trust that governs the bonds issued to Israeli investors includes restrictive covenants that may adversely affect our operations, which could limit our ability to make distributions to our stockholders.
The deed of trust that governs the terms of the bonds issued to Israeli investors contains various restrictive covenants. Such restrictive covenants may prohibit us from making certain investments, selling properties or taking certain other actions that our board of directors otherwise believes to be in our best interests. Such restrictions may adversely affect our operations and limit our ability to make distributions to our stockholders. For example, we may not make investments through the BVI outside the U.S. and are restricted in our land and development investments made through the BVI. In addition, the BVI must maintain at least $475 million in consolidated equity and, except as necessary for us to maintain our qualification as a REIT, may not make distributions to us that would cause the consolidated equity capital of the BVI to drop below $600 million. In addition, certain significant transactions involving the BVI and our company, another Pacific Oak-sponsored company, or a Pacific Oak affiliate, or a sale of 60% of BVI assets, may require the consent of the bondholders. Finally, for as long as the debentures are outstanding, we may not conduct our investment strategy through an entity other than the BVI without the consent of the noteholders (unless those investments would be prohibited by the deed of trust, in which case we must conduct them outside of the BVI). A violation of any of the foregoing could constitute an event of default, result in an increase of the interest rate of the bonds in up to 1% (as of December 31, 2019 the interest rate was 4.25%) and cause the bonds to become immediately due and payable.
The Series B debentures are subject to the following covenants: (i) Pacific Oak Strategic Opportunity BVI must maintain at least $475 million in consolidated equity; (ii) a maximum debt to capital of 75%; and (iii) a minimum adjusted net operating income of $35.0 million for the trailing twelve months.
Federal Income Tax Risks
Failure to qualify as a REIT would reduce our net earnings available for investment or distribution.
Our qualification as a REIT will depend upon our ability to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets and other tests imposed by the Internal Revenue Code. If we fail to qualify as a REIT for any taxable year after electing REIT status, we will be subject to federal income tax on our taxable income at corporate rates (a maximum rate of 35% applied through 2017, with a 21% rate beginning 2018). In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year in which we lost our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends-paid deduction and we would no longer be required to pay distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.
Failure to qualify as a REIT would subject us to U.S. federal income tax, which would reduce the cash available for distribution to our stockholders.
We believe that we have operated and will continue to operate in a manner that will allow us to continue to qualify as a REIT for federal income tax purposes, commencing with the taxable year ended December 31, 2010. However, the U.S. federal income tax laws governing REITs are extremely complex, and interpretations of the U.S. federal income tax laws governing qualification as a REIT are limited. Qualifying as a REIT requires us to meet various tests regarding the nature of our assets and our income, the ownership of our outstanding stock, and the amount of our distributions on an ongoing basis. Accordingly, we cannot be certain that we will be successful in operating so we can remain qualified as a REIT. While we intend to continue to operate so that we will qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, including the tax treatment of certain investments we may make, and the possibility of future changes in our circumstances, no assurance can be given that we will so qualify for any particular year. If we fail to qualify as a REIT in any calendar year and we do not qualify for certain statutory relief provisions, we would be required to pay U.S. federal income tax on our taxable income. At regular corporate rates, and distributions to our stockholders would not be deductible by us in determining our taxable income. In such a case, we might need to borrow money or sell assets to pay that tax. Our payment of income tax would decrease the amount of our income available for distribution to our stockholders. Furthermore, if we fail to maintain our qualification as a REIT and we do not qualify for certain statutory relief provisions, we no longer would be required to distribute substantially all of our REIT taxable income to our stockholders. Unless our failure to qualify as a REIT were excused under federal tax laws, we would be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost.

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
Even if we qualify as a REIT for U.S. federal income tax purposes, we may be subject to federal, state, local or other tax liabilities that reduce our cash flow and our ability to pay distributions to our stockholders.
Even if we qualify as a REIT for U.S. federal income tax purposes, we may be subject to some federal, state and local taxes on our income or property. For example:
•In order to qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income to our stockholders (which is determined without regard to the dividends-paid deduction or net capital gain). To the extent that we satisfy the distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on the undistributed income.
•We will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions we pay in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years.
•If we elect to treat property that we acquire in connection with a foreclosure of a mortgage loan or certain leasehold terminations as “foreclosure property,” we may avoid the 100% tax on the gain from a resale of that property, but the income from the sale or operation of that property may be subject to corporate income tax at the highest applicable rate.
•If we sell an asset, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of business, our gain would be subject to the 100% “prohibited transaction” tax unless such sale were made by one of our taxable REIT subsidiaries or the sale met certain “safe harbor” requirements under the Internal Revenue Code.
•Any domestic taxable REIT subsidiary, or TRS, of ours will be subject to U.S. federal corporate income tax on its income, and on any non-arm’s-length transactions between us and any TRS, for instance, excessive rents charged to a TRS could be subject to a 100% tax. We may be subject to tax on income from certain activities conducted as a result of taking title to collateral.
•We may be subject to state or local income, property and transfer taxes, such as mortgage recording taxes.
REIT distribution requirements could adversely affect our ability to execute our business plan.
We generally must distribute annually at least 90% of our REIT taxable income, subject to certain adjustments and excluding any net capital gain, in order for federal corporate income tax not to apply to earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on our undistributed REIT taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under federal tax laws. We also may decide to retain net capital gain we earn from the sale or other disposition of our property and pay U.S. federal income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also will be subject to corporate tax on any undistributed taxable income. We intend to make distributions to our stockholders to comply with the REIT requirements of the Internal Revenue Code.
From time to time, we may generate taxable income greater than our income for financial reporting purposes, or our taxable income may be greater than our cash flow available for distribution to stockholders (for example, where a borrower defers the payment of interest in cash pursuant to a contractual right or otherwise). If we do not have other funds available in these situations we could be required to borrow funds, sell investments at disadvantageous prices or find another alternative source of funds to pay distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirements and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

To maintain our REIT status, we may be forced to forego otherwise attractive business or investment opportunities, which may delay or hinder our ability to meet our investment objectives and reduce our stockholders’ overall return.
To qualify as a REIT, we must satisfy certain tests on an ongoing basis concerning, among other things, the sources of our income, nature of our assets and the amounts we distribute to our stockholders. We may be required to pay distributions to stockholders at times when it would be more advantageous to reinvest cash in our business or when we do not have funds readily available for distribution. Compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits and reduce the value of our stockholders’ investment.
If our operating partnership fails to maintain its status as a partnership for U.S. federal income tax purposes, its income would be subject to taxation and our REIT status would be terminated.
We intend to maintain the status of our operating partnership as a partnership for U.S. federal income tax purposes. However, if the Internal Revenue Service (“Internal Revenue Service” or “IRS”) were to successfully challenge the status of our operating partnership as a partnership, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that our operating partnership could make to us. This would also result in our losing REIT status and becoming subject to a corporate level tax on our own income. This would substantially reduce our cash available to pay distributions and the return on a stockholder’s investment. In addition, if any of the entities through which our operating partnership owns its properties, in whole or in part, loses its characterization as a partnership for U.S. federal income tax purposes, the underlying entity would become subject to taxation as a corporation, thereby reducing distributions to our operating partnership and jeopardizing our ability to maintain REIT status.
Potential characterization of distributions or gain on sale may be treated as unrelated business taxable income to tax-exempt investors.
If (i) all or a portion of our assets are subject to the rules relating to taxable mortgage pools, (ii) we are a “pension-held REIT,” (iii) a tax-exempt stockholder has incurred debt to purchase or hold our common stock, or (iv) the residual Real Estate Mortgage Investment Conduit interests, or REMICs, we buy (if any) generate “excess inclusion income,” then a portion of the distributions to and, in the case of a stockholder described in clause (iii), gains realized on the sale of common stock by such tax-exempt stockholder may be subject to U.S. federal income tax as unrelated business taxable income under the Internal Revenue Code.
The tax on prohibited transactions will limit our ability to engage in transactions that would be treated as sales for U.S. federal income tax purposes.
A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of assets, other than foreclosure property, deemed held primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we were to dispose of loans in a manner that was treated as a sale of the loans for U.S. federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales of loans at the REIT level, and may limit the structures we utilize for our securitization transactions, even though the sales or structures might otherwise be beneficial to us.
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
To qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and residential and commercial mortgage-backed securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, no more than 20% (25% for taxable years before 2018) of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries and no more than 25% of the value of our total assets can be represented by “non-qualified publicly offered REIT debt instruments.” If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

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
Our acquisition of debt or securities investments may cause us to recognize income for U.S. federal income tax purposes even though no cash payments have been received on the debt investments.
We may acquire debt or securities investments in the secondary market for less than their face amount. The amount of such discount will generally be treated as a “market discount” for U.S. federal income tax purposes. If these debt or securities investments provide for “payment-in-kind” interest, we may recognize “original issue discount,” or OID, for U.S. federal income tax purposes. Moreover, we may acquire distressed debt investments that are subsequently modified by agreement with the borrower. If the amendments to the outstanding debt constitute “significant modifications” under the applicable Department of the Treasury regulations (“Treasury Regulations”), the modified debt may be considered to have been reissued to us in a debt-for-debt exchange with the borrower. In that event, if the debt is considered to be “publicly traded” for U.S. federal income tax purposes, the modified debt in our hands may be considered to have been issued with OID to the extent the fair market value of the modified debt is less than the principal amount of the outstanding debt. In the event the debt is not considered to be “publicly traded” for U.S. federal income tax purposes, we may be required to recognize taxable income to the extent that the principal amount of the modified debt exceeds our cost of purchasing it. Also, certain loans that we originate and later modify and certain previously modified debt we acquire in the secondary market may be considered to have been issued with the OID at the time it was modified.
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
In order to meet the REIT distribution requirements, it might be necessary for us to arrange for short-term, or possibly long-term borrowings, or to pay distributions in the form of our shares or other taxable in-kind distributions of property. We may need to borrow funds at times when the market conditions are unfavorable. Such borrowings could increase our costs and reduce the value of a stockholder’s investment. In the event in-kind distributions are made, a stockholder’s tax liabilities associated with an investment in our common stock for a given year may exceed the amount of cash we distribute to such stockholder during such year.
Complying with REIT requirements may limit our ability to hedge effectively.
The REIT provisions of the Internal Revenue Code may limit our ability to hedge our assets and operations. Under these provisions, any income that we generate from transactions intended to hedge our interest rate, inflation and/or currency risks will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if the purpose of the instrument is to (i) hedge interest rate risk on liabilities incurred to carry or acquire real estate, (ii) hedge risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the REIT 75% or 95% gross income tests, or (iii) manage risk with respect to the termination of certain prior hedging transactions described in (i) and/or (ii) above and, in each case, such instrument is properly identified under applicable Department of the Treasury regulations (“Treasury Regulations”). Income from hedging transactions that do not meet these requirements will generally constitute nonqualifying income for purposes of both the REIT 75% and 95% gross income tests. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes than we would otherwise incur.

Our ownership of and relationship with our taxable REIT subsidiaries will be limited and a failure to comply with the limits would jeopardize our REIT status and may result in the application of a 100% excise tax.
A REIT may own up to 100% of the stock of one or more taxable REIT subsidiaries. A taxable REIT subsidiary may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a taxable REIT subsidiary. A corporation of which a taxable REIT subsidiary directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a taxable REIT subsidiary. Overall, no more than 20% (25% for taxable years before 2018) of the value of a REIT’s assets may consist of stock or securities of one or more taxable REIT subsidiaries. A domestic taxable REIT subsidiary will pay federal, state and local income tax at regular corporate rates on any income that it earns. In addition, the taxable REIT subsidiary rules limit the deductibility of interest paid or accrued by a taxable REIT subsidiary to its parent REIT to assure that the taxable REIT subsidiary is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm’s-length basis. We cannot assure our stockholders that we will be able to comply with the 20% value limitation on ownership of taxable REIT subsidiary stock and securities on an ongoing basis so as to maintain REIT status or to avoid application of the 100% excise tax imposed on certain non-arm’s length transactions.
The ability of our board of directors to revoke our REIT qualification without stockholder approval may subject us to U.S. federal income tax and reduce distributions to our stockholders.
Our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. While we intend to elect and qualify to be taxed as a REIT, we may not elect to be treated as a REIT or may terminate our REIT election if we determine that qualifying as a REIT is no longer in our best interests. If we cease to be a REIT, we would become subject to U.S. federal income tax on our taxable income and would no longer be required to distribute most of our taxable income to our stockholders, which may have adverse consequences on our total return to our stockholders and on the market price of our common stock.
Changes recently made to the U.S. tax laws could have a negative impact on our business.
The President signed a tax reform bill into law on December 22, 2017 (the “Tax Cuts and Jobs Act”). Among other things, the Tax Cuts and Jobs Act:
•Reduces the corporate income tax rate from 35% to 21% (including with respect to a taxable REIT subsidiary);
•Reduces the rate of U.S. federal withholding tax on distributions made to non-U.S. stockholders by a REIT that are attributable to gains from the sale or exchange of U.S. real property interests from 35% to 21%;
•If elected, allows an immediate 100% deduction of the cost of certain capital asset investments (generally excluding real estate assets), subject to a phase-down of the deduction percentage over time;
•Changes the recovery periods for certain real property and building improvements (for example, to 15 years for qualified improvement property under the modified accelerated cost recovery system if a technical correction is passed, and to 30 years (previously 40 years) for residential real property and 20 years (previously 40 years) for qualified improvement property under the alternative depreciation system);
•Restricts the deductibility of interest expense by businesses (generally, to 30% of the business’ adjusted taxable income) except, among others, real property businesses electing out of such restriction; we have made the election to elect out of this restriction during the 2018 tax year for the company and several joint venture entities; for certain entities, we have not yet determined whether we and/or our subsidiaries can and/or will make such an election;
•Requires the use of the less favorable alternative depreciation system to depreciate real property in the event a real property business elects to avoid the interest deduction restriction above;
•Restricts the benefits of like-kind exchanges that defer capital gains for tax purposes to exchanges of real property;
•Permanently repeals the “technical termination” rule for partnerships, meaning sales or exchanges of the interests in a partnership will be less likely to, among other things, terminate the taxable year of, and restart the depreciable lives of assets held by, such partnership for tax purposes;
•Requires accrual method taxpayers to take certain amounts in income no later than the taxable year in which such income is taken into account as revenue in an applicable financial statement prepared under GAAP, which, with respect to certain leases, could accelerate the inclusion of rental income;
•Eliminates the federal corporate alternative minimum tax;
•Reduces the highest marginal income tax rate for individuals to 37% from 39.6% (excluding, in each case, the 3.8% Medicare tax on net investment income);

•Generally allows a deduction for individuals equal to 20% of certain income from pass-through entities, including ordinary dividends distributed by a REIT (excluding capital gain dividends and qualified dividend income), generally resulting in a maximum effective U.S. federal income tax rate applicable to such dividends of 29.6% compared to 37% (excluding, in each case, the 3.8% Medicare tax on net investment income); and
•Limits certain deductions for individuals, including deductions for state and local income taxes, and eliminates deductions for miscellaneous itemized deductions (including certain investment expenses).
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
In general, the maximum tax rate for dividends payable to domestic stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, are generally not eligible for this reduced rate; provided under current law, individuals may be able to deduct 20% of income received as ordinary REIT dividends, thus reducing the maximum effective U.S. federal income tax rate on such dividend. In addition, Treasury Regulations impose a minimum holding period for the 20% deduction that was not set forth in the Internal Revenue Code. Under the Treasury Regulations, in order for a REIT dividend with respect to a share of REIT stock to be treated as a qualified REIT dividend, the U.S. stockholder (i) must have held the share for more than 45 days during the 91-day period beginning on the date which is 45 days before the date on which such share becomes ex-dividend with respect to such dividend and (ii) cannot have been under an obligation to make related payments with respect to positions in substantially similar or related property, e.g., pursuant to a short sale. While this tax treatment does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts or estates to perceive investments in REITs to be relatively less attractive than investments in stock of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.
If the IRS were to successfully recast our Israeli bond offerings as equity issuances rather than borrowings, our REIT qualification could be threatened.
We have structured our Israeli bond offerings to be viewed for U.S. federal income tax purposes as a borrowing by us via disregarded entities. If the IRS were to successfully recast our Israeli bond offerings as equity issuances rather than borrowings, our REIT qualification could be threatened.
Qualifying as a REIT involves highly technical and complex provisions of the Internal Revenue Code.
Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize our REIT qualification. Our continued qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. In addition, our ability to satisfy the requirements to qualify as a REIT depends in part on the actions of third parties over which we have no control or only limited influence, including in cases where we own an equity interest in an entity that is classified as a partnership for U.S. federal income tax purposes.

The taxation of distributions to our stockholders can be complex; however, distributions that we make to our stockholders generally will be taxable as ordinary income, which may reduce their anticipated returns from an investment in us.
Distributions that we make to our taxable stockholders to the extent of our current and accumulated earnings and profits (and not designated as capital gain dividends or qualified dividend income) generally will be taxable as ordinary income. However, a portion of our distributions may (i) be designated by us as capital gain dividends generally taxable as long-term capital gain to the extent that they are attributable to net capital gain recognized by us, (ii) be designated by us as qualified dividend income generally to the extent they are attributable to dividends we receive from non-REIT corporations, such as our taxable REIT subsidiaries, or (iii) constitute a return of capital generally to the extent that they exceed our current and accumulated earnings and profits as determined for U.S. federal income tax purposes. A return of capital distribution is not taxable, but has the effect of reducing the basis of a stockholder’s investment in our common stock.
We may be required to pay some taxes due to actions of a taxable REIT subsidiary which would reduce our cash available for distribution to stockholders.
Any net taxable income earned directly by a taxable REIT subsidiary, or through entities that are disregarded for U.S. federal income tax purposes as entities separate from our taxable REIT subsidiaries, will be subject to federal and possibly state corporate income tax. In this regard, several provisions of the laws applicable to REITs and their subsidiaries ensure that a taxable REIT subsidiary will be subject to an appropriate level of U.S. federal income taxation. For example, a taxable REIT subsidiary may be limited in its ability to deduct certain interest payments made to an affiliated REIT. In addition, the REIT has to pay a 100% penalty tax on some payments that it receives or on some deductions taken by a taxable REIT subsidiary if the economic arrangements between the REIT, the REIT's customers, and the taxable REIT subsidiary are not comparable to similar arrangements between unrelated parties. Finally, some state and local jurisdictions may tax some of our income even though as a REIT we are not subject to U.S. federal income tax on that income because not all states and localities follow the U.S. federal income tax treatment of REITs. To the extent that we and our affiliates are required to pay federal, state and local taxes, we will have less cash available for distributions to stockholders.
We may distribute our common stock in a taxable distribution, in which case stockholders may sell shares of our common stock to pay tax on such distributions, and stockholders may receive less in cash than the amount of the dividend that is taxable.
We may make taxable distributions that are payable in cash and common stock. The IRS has issued private letter rulings to other REITs treating certain distributions that are paid partly in cash and partly in stock as taxable distributions that would satisfy the REIT annual distribution requirement and qualify for the dividends paid deduction for U.S. federal income tax purposes. Those rulings may be relied upon only by taxpayers to whom they were issued, but we could request a similar ruling from the IRS. Accordingly, it is unclear whether and to what extent we will be able to make taxable distributions payable in cash and common stock. If we made a taxable dividend payable in cash and common stock, taxable stockholders receiving such distributions will be required to include the dividend as taxable income to the extent of our current and accumulated earnings and profits, as determined for U.S. federal income tax purposes. As a result, stockholders may be required to pay income tax with respect to such distributions in excess of the cash distributions received. If a U.S. stockholder sells the common stock that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount recorded in earnings with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common stock.
Investments in other REITs and real estate partnerships could subject us to the tax risks associated with the tax status of such entities.
We may invest in the securities of other REITs and real estate partnerships. Such investments are subject to the risk that any such REIT or partnership may fail to satisfy the requirements to qualify as a REIT or a partnership, as the case may be, in any given taxable year. In the case of a REIT, such failure would subject such entity to taxation as a corporation, may require such REIT to incur indebtedness to pay its tax liabilities, may reduce its ability to make distributions to us, and may render it ineligible to elect REIT status prior to the fifth taxable year following the year in which it fails to so qualify. In the case of a partnership, such failure could subject such partnership to an entity level tax and reduce the entity’s ability to make distributions to us. In addition, such failures could, depending on the circumstances, jeopardize our ability to qualify as a REIT.

Non-U.S. stockholders will be subject to U.S. federal withholding tax and may be subject to U.S. federal income tax on distributions received from us and upon the disposition of our shares.
Subject to certain exceptions, distributions received from us will be treated as dividends of ordinary income to the extent of our current or accumulated earnings and profits. Such dividends ordinarily will be subject to U.S. withholding tax at a 30% rate, or such lower rate as may be specified by an applicable income tax treaty, unless the distributions are treated as “effectively connected” with the conduct by the non-U.S. stockholder of a U.S. trade or business. Pursuant to the Foreign Investment in Real Property Tax Act of 1980, or FIRPTA, capital gain distributions attributable to sales or exchanges of “U.S. real property interests,” or USRPIs, generally (subject to certain exceptions for “qualified foreign pension funds” and certain “qualified shareholders”) will be taxed to a non-U.S. stockholder (other than a qualified foreign pension plan, entities wholly owned by a qualified foreign pension plan and certain publicly traded foreign entities) as if such gain were effectively connected with a U.S. trade or business unless FIRPTA provides an exemption. However, a capital gain dividend will not be treated as effectively connected income if (i) the distribution is received with respect to a class of stock that is regularly traded on an established securities market located in the United States and (ii) the non-U.S. stockholder does not own more than 10% of the class of our stock at any time during the one-year period ending on the date the distribution is received. We do not anticipate that our shares will be “regularly traded” on an established securities market for the foreseeable future, and therefore, this exception is not expected to apply.
Gain recognized by a non-U.S. stockholder upon the sale or exchange of our common stock generally will not be subject to U.S. federal income taxation unless such stock constitutes a USRPI under FIRPTA (subject to specific FIRPTA exemptions for certain non-U.S. stockholders). Our common stock will not constitute a USRPI so long as we are a “domestically-controlled qualified investment entity.” A domestically-controlled qualified investment entity includes a REIT if at all times during a specified testing period, less than 50% in value of such REIT’s stock is held directly or indirectly by non-U.S. stockholders. We believe, but cannot assure stockholders, that we will be a domestically-controlled qualified investment entity.
Even if we do not qualify as a domestically-controlled qualified investment entity at the time a non-U.S. stockholder sells or exchanges our common stock, gain arising from such a sale or exchange would not be subject to U.S. taxation under FIRPTA as a sale of a USRPI if: (a) our common stock is “regularly traded,” as defined by applicable Treasury Regulations, on an established securities market, and (b) such non-U.S. stockholder owned, actually and constructively, 10% or less of our common stock at any time during the five-year period ending on the date of the sale. However, it is not anticipated that our common stock will be “regularly traded” on an established market. We encourage stockholders to consult their tax advisors to determine the tax consequences applicable to them if they are non-U.S. stockholders.
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
Our charter limits the number of shares a person may own, which may discourage a takeover that could otherwise result in a premium price paid to stockholders.
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
At any time, the U.S. federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be amended. We cannot predict when or if any new U.S. federal income tax law, regulation or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation or interpretation may take effect retroactively. We and our stockholders could be adversely affected by any such change in, or any new, U.S. federal income tax law, regulation or administrative interpretation.

Retirement Plan Risks
If stockholders fail to meet the fiduciary and other standards under the Employee Retirement Income Security Act of 1974, as amended, or “ERISA,” or the Code as a result of an investment in our stock, they could be subject to criminal and civil penalties.
There are special considerations that apply to employee benefit plans subject to ERISA (such as profit-sharing, section 401(k) or pension plans) and other retirement plans or accounts subject to Section 4975 of the Code (such as an IRA) or any entity whose assets include such assets (each a “Benefit Plan”) that are investing in our shares. If stockholders are investing the assets of such a plan or account in our common stock, they should satisfy themselves that:
•the investment is consistent with their fiduciary and other obligations under ERISA and the Code;
•the investment is made in accordance with the documents and instruments governing the plan or IRA, including the plan’s or account’s investment policy;
•the investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and the Code;
•the investment in our shares, for which no trading market may exist, is consistent with the liquidity needs of the plan or IRA;
•the investment will not produce an unacceptable amount of “unrelated business taxable income” for the plan or IRA;
•the stockholders will be able to comply with the requirements under ERISA and the Code to value the assets of the plan or IRA annually; and
•the investment will not constitute a non-exempt prohibited transaction under Section 406 of ERISA or Section 4975 of the Code.
With respect to the annual valuation requirements described above, we expect to provide an estimated value of our net assets per share annually to those fiduciaries (including IRA trustees and custodians) who request it. Although this estimate will be based upon determinations of the NAV of our shares in accordance with our valuation procedures, no assurance can be given that such estimated value will satisfy the applicable annual valuation requirements under ERISA and the Code. The Department of Labor or the Internal Revenue Service may determine that a plan fiduciary or a fiduciary acting for an IRA is required to take further steps to determine the value of our common shares. In the absence of an appropriate determination of value, a plan fiduciary or a fiduciary acting for an IRA may be subject to damages, penalties or other sanctions.
Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA and the Code may result in the imposition of civil and criminal penalties, and can subject the fiduciary to claims for damages or for equitable remedies, including liability for investment losses. In addition, if an investment in our shares constitutes a non-exempt prohibited transaction under ERISA or the Code, the fiduciary or IRA owner who authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount invested. Additionally, the investment transaction may have to be undone. In the case of a prohibited transaction involving an IRA owner, the IRA may be disqualified as a tax-exempt account and all of the assets of the IRA may be deemed distributed and subjected to tax. ERISA plan fiduciaries and IRA owners should consult with counsel before making an investment in our shares.
If our assets are deemed to be plan assets, Pacific Oak Capital Advisors and we may be exposed to liabilities under Title I of ERISA and the Code.
In some circumstances where an ERISA plan holds an interest in an entity, the assets of the entity are deemed to be ERISA plan assets unless an exception applies. This is known as the “look-through rule.” Under those circumstances, the obligations and other responsibilities of plan sponsors, plan fiduciaries and plan administrators, and of parties in interest and disqualified persons, under Title I of ERISA and Section 4975 of the Code, as applicable, may be applicable, and there may be liability under these and other provisions of ERISA and the Code. We believe that our assets should not be treated as plan assets because the shares should qualify as “publicly-offered securities” that are exempt from the look-through rules under applicable Treasury Regulations. We note, however, that because certain limitations are imposed upon the transferability of shares so that we may qualify as a REIT, and perhaps for other reasons, it is possible that this exemption may not apply. If that is the case, and if Pacific Oak Capital Advisors or we are exposed to liability under ERISA or the Code, our performance and results of operations could be adversely affected. Prior to making an investment in us, stockholders should consult with their legal and other advisors concerning the impact of ERISA and the Code on this investment and our performance.

We do not intend to provide investment advice to any potential investor for a fee. However, we, Pacific Oak Capital Advisors and our respective affiliates receive certain fees and other consideration disclosed herein in connection with an investment. If it were determined we provided a Benefit Plan investor with investment advice for a fee, it could give rise to a determination that we constitute an investment advice fiduciary under ERISA. Such a determination could give rise to claims that our fee arrangements constitute non-exempt prohibited transactions under ERISA or the Code and/or claims that we have breached a fiduciary duty to a Benefit Plan investor. Adverse determinations with respect to ERISA fiduciary status or non-exempt prohibited transactions could result in significant civil penalties and excise taxes.
Risks Related to Proposed NAV REIT Conversion
Our NAV REIT strategy may not result in increased liquidity for our stockholders.
Although we intend, as part of our NAV REIT strategy, to adopt a revised share redemption program that allows us to redeem a greater percentage of our shares each year than our current share redemption program, we cannot provide assurances that we will do so. We may decide for market, regulatory or other reasons to have a more limited share redemption program or conduct periodic self-tender offers on terms that we believe are appropriate.
We will not be required to purchase any particular number of shares, at any particular frequency or at any particular pricing, pursuant to our share redemption program or pursuant to periodic self-tender offers. Our board of directors will be permitted to modify, suspend or terminate our share redemption program at any time.
We may not have sufficient funding to satisfy the demand for liquidity. Our primary source for funding is currently expected to be a portion of the net proceeds from our new ongoing public offerings and potential Israeli offerings, but we cannot guarantee that the net proceeds raised will be sufficient to satisfy the demand for liquidity and our other capital needs, such as capital expenditures and funds for new investments. If future redemption requests exceed the amount of funding available under our share redemption program and any additional funding made available under one or more self-tender offers, the number of rejected redemption or repurchase requests will increase over time.
You will be dependent on the board of directors to adopt and oversee valuation procedures to determine the NAV of our shares; the prices at which we sell and redeem our shares will be based on the NAV per share determined in accordance with these valuation procedures.
In connection with our NAV REIT strategy, our board of directors intends to adopt valuation procedures to determine a monthly NAV per share. However, we may compute the NAV less frequently than monthly, such as quarterly. In addition, the procedures, methods and assumptions used to determine the NAV will be solely in our discretion and subject to change, will not be subject to U.S. Generally Accepted Accounting Principles (“GAAP”) and will not be subject to independent audit. No rule or regulation requires that we calculate our NAV in a certain way. Our board of directors has not finalized these procedures and once they do, our board of directors may adopt changes to the valuation procedures. The valuation procedures we adopt may be different from those used in our prior estimated value per share calculations.
The prices at which we sell shares in our offerings and repurchase shares under our share redemption program and/or self-tender offers will not be market-based prices. We currently intend for those prices to be based on our monthly NAV per share. If our NAV calculations are too high, we may overpay for shares that we redeem, which would harm our remaining stockholders. If our NAV calculations are too low, we may dilute our existing stockholders when we sell new shares and we may underpay stockholders that sell their shares to us. There will be no market prices for our shares and you will be entirely dependent on us to determine an appropriate monthly NAV per share, which may not correspond to realizable value upon a sale of our assets.
Our NAV REIT strategy will result in additional expenses.
Our NAV REIT strategy will involve continuous, ongoing public offerings that will require registration with the SEC under federal securities laws and with each state in which we offer shares. Maintaining such offerings will result in offering expenses such as legal, accounting, printing, mailing and filing fees, charges of our transfer agent, charges of our advisor and/or transfer agent for administrative services related to the issuance of shares, reimbursement of bona fide due diligence expenses of broker-dealers, reimbursement of our advisor for costs in connection with preparing supplemental sales materials, the cost of bona fide training and education meetings held by us (primarily the travel, meal and lodging costs of registered representatives of broker-dealers), attendance and sponsorship fees payable to participating broker-dealers hosting retail seminars and travel, meal and lodging costs for registered persons associated with our dealer manager and officers and employees of our affiliates to attend retail seminars conducted by broker-dealers, legal fees of our dealer manager and promotional items. We also expect to incur additional expenses in connection with calculating a monthly NAV per share. Although we expect to reinvest the majority of the proceeds from the Singapore Transaction in new investments, we also expect to distribute a significant portion of the proceeds to our stockholders, which will reduce the size of our company and therefore make ongoing expenses as an NAV REIT more burdensome.

New investors in our new offerings may have divergent interests from investors in our initial public offering.
We conducted our initial public offering of common stock from November 2009 through November 2012. Our investors in the initial public offering have now held their shares between approximately seven and ten years. When (and if) we launch a new public offering as an NAV REIT, they will have held their shares for an even longer period. New investors in our company may place a greater priority on funding for new investments than for liquidity or other purposes. They may be more supportive of our NAV REIT strategy than our original investors. Divergent interests of our stockholders may affect decisions by our board of directors or management, and may impact stockholder votes on various matters.
We may not raise a meaningful amount of capital in our ongoing offerings as an NAV REIT.
We currently intend to use the proceeds from our offerings as an NAV REIT, net of the fees and other expenses we pay in connection with the offerings: (1) to make additional investments in accordance with our investment strategy and policies with the intention of growing the portfolio; (2) to provide increased liquidity to our stockholders in excess of what is currently offered; and (3) for other general corporate purposes (which may include repayment of our debt or any other corporate purposes we deem appropriate). However, we may not raise a meaningful amount of capital in our ongoing offerings as an NAV REIT, which would mean that we would not have as much money for any of these purposes. In particular, we may face challenges raising additional capital if we are not able to satisfy our stockholders’ redemption requests on a regular basis. In addition, we may face challenges raising additional capital unless and until we reinvest the proceeds from the Singapore Transaction in attractive replacement assets.
We may suffer from delays in locating suitable investments with the capital we raise in our ongoing offerings as a perpetual-life company.
As described above, we intend to use a portion of the net proceeds from our offerings as an NAV REIT to make additional investments in accordance with our investment strategy and policies with the intention of growing the portfolio. However, we could suffer from delays in locating suitable investments. The more shares we sell in our offerings, the more difficult it may be to invest the net offering proceeds promptly and on attractive terms. Our reliance on our advisor, and the real estate and debt finance professionals that our advisor retains to identify suitable investments for us at times when such persons are simultaneously seeking to identify suitable investments for other Pacific Oak-sponsored programs or Pacific Oak-advised investors could also delay the investment of the proceeds of this offering. Further, if we acquire properties prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available space. Delays we encounter in the selection, acquisition and development of income-producing properties or the acquisition or origination of other real estate investments would likely limit our ability to pay distributions to our stockholders and may reduce their overall returns.
We may pay lower dividends as an NAV REIT than we otherwise would.
As an NAV REIT, we may pay lower dividends than we otherwise would, because as a perpetual-life NAV REIT (1) we may have a greater interest in retaining the capital for new investments, increased liquidity or other general purposes and (2) we may have a greater interest in keeping our NAV stable or rising.
Our NAV REIT strategy may increase the compensation to our advisor and its affiliates.
The new advisory fee structure proposed as an NAV REIT puts a greater emphasis on our performance and, accordingly, would result in greater compensation to our advisor as a percentage of our NAV if we perform sufficiently well. Furthermore if we succeed in raising additional capital and growing our company, we would expect the fees paid to our advisor and its affiliates to increase because of our larger size. We believe these changes help align the interests of our advisor and our stockholders in growing our company and performing well. The bottom line future impact to our stockholders of the proposed compensation changes is difficult to predict because it is subject to a number of factors, such as the amount of capital we raise in our public offerings, the number of acquisitions and dispositions that we make, and our performance.
Our directors and management face conflicts of interest in the pursuit of an NAV REIT strategy.
All of our executive officers, some of our directors and other key real estate and debt finance professionals are also officers, directors, managers, or key professionals of and/or holders of a direct or indirect controlling interest in our advisor, Pacific Oak Capital Markets Group, LLC, who we intend to hire as our dealer manager for our future public offerings, and other affiliated Pacific Oak entities. Keith D. Hall and Peter McMillan III are our sponsors and indirectly own and control our advisor. Our advisor is also the external advisor to other Pacific Oak-sponsored programs. Messrs. Hall and McMillan are executive officers and/or directors of other Pacific Oak-sponsored programs. Messrs. Hall and McMillan, and their teams of real estate and debt finance professionals may also sponsor or advise future programs or accounts in the future. Some of the material conflicts that our advisor and its affiliates face in connection with our pursuit of a perpetual-life strategy include the following:

•The new advisory fee structure proposed as an NAV REIT puts a greater emphasis on our performance and, accordingly, would result in greater compensation to our advisor as a percentage of our NAV if we perform sufficiently well. Furthermore if we succeed in raising additional capital and growing our company, we would expect the fees paid to our advisor and its affiliates to increase because of our larger size. We may implement other fee changes that are favorable to our advisor. In addition, a perpetual-life strategy is likely to extend the period in which our advisor and its affiliates may earn fees from us, in various forms, whether related to overall asset management, property management or otherwise.
•The compensation payable by us to our advisor and its affiliates may not be on terms that would result from arm’s-length negotiations, may be payable whether or not our stockholders receive distributions, and may be based on our NAV, the procedures for which our advisor will likely assist our board of directors in developing, overseeing, implementing and coordinating.
•The team of real estate and debt finance professionals at our advisor must determine which investment opportunities to recommend to us and the other Pacific Oak-sponsored programs that are raising funds for investment for whom Pacific Oak serves as an advisor as well as any programs Pacific Oak affiliates may sponsor in the future. Because investment opportunities that are suitable for us may also be suitable for other Pacific Oak-sponsored programs or Pacific Oak-advised investors, our advisor and its affiliates face conflicts of interest relating to the purchase of properties and other investments. Any such conflicts in directing investment opportunities may not be resolved in our favor, meaning that we could invest in less attractive assets, which could reduce the investment return to our stockholders.
•Our sponsors and their team of professionals at our advisor and its affiliates (including Pacific Oak Capital Markets Group, LLC, the expected dealer manager of our offerings) have to allocate their time between us and other programs and activities in which they are involved.
Risks Related to Proposed Merger
The merger consideration would not be adjusted in the event of any change in the relative values of the common stock of POSOR II or us.
Upon the consummation of the Merger, each outstanding share of POSOR II common stock will be converted automatically into the right to receive 0.9643 shares of our common stock. The exchange ratio will not be adjusted before or after consummation of the Merger. Except as expressly contemplated in the Merger Agreement, no change in the Merger consideration will be made for any reason, including the following (which may occur prior to consummation of the Merger or any time thereafter):
•changes in the respective businesses, operations, assets, liabilities and prospects of POSOR II or us;
•changes in the estimated value per share of either the shares of POSOR II common stock or our common stock;
•interest rates, general market and economic conditions, market and economic conditions in specific geographic regions, and other factors generally affecting the businesses of POSOR II and us;
•federal, state and local legislation, governmental regulation and legal developments in the businesses in which POSOR II and we operate;
•dissident stockholder activity, including any stockholder litigation challenging the transaction; and
•acquisitions, disposals or new development opportunities.
Completion of the Merger is subject to many conditions and if these conditions are not satisfied or waived, the Merger will not be completed, which could result in the expenditure of significant unrecoverable transaction costs.
The Merger Agreement is subject to many conditions, which must be satisfied or waived in order to complete the Merger. The mutual conditions of the parties include, among others, the approval by the POSOR II stockholders of the Merger and a POSOR II charter amendment. In addition, each party’s obligation to consummate the Merger is subject to certain other conditions, including, among others: (a) the accuracy of the other party’s representations and warranties (subject to customary materiality qualifiers and other customary exceptions); (b) the other party’s compliance with its covenants and agreements contained in the Merger Agreement (subject to customary materiality qualifiers); (c) the absence of any change, event, circumstance or development arising during the period from the date of the Merger Agreement until the effective time of the Merger that has had or would have a material adverse effect on the other party; (d) the receipt of an opinion of counsel of the other party to the effect that such party has been organized and has operated in conformity with the requirements for qualification and taxation as a REIT; and (e) the receipt of an opinion of counsel of each party to the effect that the Merger will qualify as a reorganization within the meaning of Section 368(a) of the Code.

There can be no assurance that the conditions to closing of the Merger will be satisfied or waived or that the Merger will be completed. Failure to consummate the Merger may adversely affect POSOR II’s or our results of operations and business prospects for the following reasons, among others: (i) each of POSOR II and we have incurred and will continue to incur certain transaction costs, regardless of whether the Merger closes, which could adversely affect each company’s financial condition, results of operations and ability to make distributions to its stockholders; and (ii) the Merger, whether or not it closes, will divert the attention of certain management and other key employees of POSOR II and us from ongoing business activities, including the pursuit of other opportunities that could be beneficial to POSOR II or us, respectively. In addition, POSOR II or we may terminate the Merger Agreement under certain circumstances, including, among other reasons, if the Merger is not completed by the November 19, 2020 (the “Outside Date”).
Failure to complete the Merger could negatively impact our future business and financial results.
If the Merger is not completed, our ongoing business could be materially and adversely affected and we will be subject to a variety of risks associated with the failure to complete the Merger, including the following:
•our being required to pay up to $3 million as reimbursement for POSOR II’s expenses in the event of termination of the Merger Agreement, under certain circumstances;
•our having to pay certain costs relating to the proposed merger, such as legal, accounting, financial advisor, filing, printing and mailing fees; and
•the diversion of our management focus and resources from operational matters and other strategic opportunities while working to implement the Merger.
If the Merger is not completed, these risks could materially affect our business and financial results.
The pendency of the Merger, including as a result of the restrictions on the operation of POSOR II’s and our business during the period between signing the Merger Agreement and the completion of the Merger, could adversely affect the business and operations of POSOR II, us, or both.
In connection with the pending Merger, some business partners or vendors of each of POSOR II and us may delay or defer decisions, which could negatively impact the revenues, earnings, cash flows and expenses of POSOR II and us, regardless of whether the Merger is completed. In addition, due to operating covenants in the Merger Agreement, each of POSOR II and we may be unable, during the pendency of the Merger, to pursue certain strategic transactions, undertake certain significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions that are not in the ordinary course of business, even if such actions would prove beneficial.
Some of the directors and executive officers of POSOR I and POSOR II have interests in seeing the Merger completed that are different from, or in addition to, those of the POSOR I and POSOR II stockholders.
Some of the directors and executive officers of POSOR I and POSOR II have interests in seeing the Merger completed that are different from, or in addition to, those of the POSOR I and POSOR II stockholders. Specifically, Keith D. Hall and Peter McMillan III control and indirectly own Pacific Oak Holding Group, LLC, our sponsor and POSOR II’s sponsor since November 1, 2019. Pacific Oak Holding is the sole owner of Pacific Oak Capital Advisors, LLC, our advisor and POSOR II’s advisor since November 1, 2019. Messrs. Hall and McMillan are also two of our executive officers and directors and two of POSOR II’s executive officers and directors. Pacific Oak Capital Advisors earns fees from our advisory agreement with them and from POSOR II’s advisory agreement with them. The Merger may make it more likely that Pacific Oak Capital Advisors will continue to earn fees under the advisory agreement with respect to our and POSOR II’s assets, as compared to other strategic alternatives for us or POSOR II (such as a sale of POSOR II’s assets to a third party for cash).

In certain circumstances, either of POSOR II or we may terminate the Merger Agreement.
POSOR II or we may terminate the Merger Agreement if the Merger has not been consummated by the Outside Date. Also, the Merger Agreement may be terminated if a final and non-appealable order is entered prohibiting or disapproving the transaction, upon a material uncured breach by the other party that would cause the closing conditions not to be satisfied, or upon the failure to obtain receipt of approvals of the POSOR II stockholders. In addition, POSOR II has the right to terminate the Merger Agreement at any time prior to obtaining the necessary approvals of the POSOR II stockholders in order to enter into an Alternative Acquisition Agreement with respect to a Superior Proposal (as such terms are defined under the Merger Agreement). Finally, we have the right to terminate the Merger Agreement at any time prior to obtaining the approvals of the POSOR II stockholders, upon an Adverse Recommendation Change.
POSOR II and we each expect to incur substantial expenses related to the Merger.
POSOR II and we each expect to incur substantial expenses in connection with completing the Merger and integrating the properties and operations of POSOR II that we are acquiring with those of ours. While POSOR II and we each have assumed that a certain level of transaction expenses would be incurred, there are a number of factors beyond the control of each company that could affect the total amount or the timing of such expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. As a result, the transaction expenses associated with the Merger could, particularly in the near term, exceed the savings that we expect to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings following the completion of the Merger.
The ownership positions of our and POSOR II stockholders will be diluted by the Merger.
The Merger will dilute the ownership position of our stockholders and result in POSOR II stockholders having an ownership stake in the combined company (“Combined Company”) that is smaller than their current stake in POSOR II. Upon completion of the Merger, based on the number of shares of our common stock and POSOR II common stock outstanding on March 23, 2020, our stockholders will own approximately 69.4% of the issued and outstanding shares of Combined Company common stock, and former POSOR II stockholders will own approximately 30.6% of the issued and outstanding shares of common stock of the Combined Company. Consequently, our stockholders and POSOR II stockholders, as a general matter, will have less influence over the management and policies of the Combined Company following the Merger than each currently exercise over the management and policies of us and POSOR II, as applicable.
Litigation challenging the Merger may increase transaction costs and prevent the Merger from becoming effective or from becoming effective within the expected timeframe.
If any stockholder files a lawsuit challenging the Merger, POSOR II and we can provide no assurances as to the outcome of any such lawsuit, including the costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation or settlement of these claims. If plaintiffs are successful in obtaining an injunction prohibiting the parties from completing the Merger on the agreed-upon terms, such an injunction may prevent the completion of the Merger in the expected time frame, or may prevent it from being completed altogether. Whether or not any such plaintiffs’ claims are successful, this type of litigation is often expensive and diverts management’s attention and resources, which could adversely affect the operations of each company’s business.
Risks Related to the Combined Company Following the Merger
The Combined Company will have substantial indebtedness upon completion of the Merger.
In connection with the Merger, the Combined Company will assume and/or refinance certain indebtedness of ours and will be subject to risks associated with debt financing. As of December 31, 2019, POSOR II had $329.6 million of outstanding variable interest debt. After giving effect to the Merger, the Combined Company’s total pro forma consolidated indebtedness will increase. Taking into account our existing indebtedness, transaction expenses, and the assumption and/or refinancing of indebtedness in the Merger, the Combined Company’s pro forma consolidated indebtedness as of December 31, 2019, after giving effect to the Merger, would be approximately $1.0 billion. The indebtedness of the Combined Company will be comprised of $715.0 million of variable interest loans and $292.7 million of fixed interest loans.
The Combined Company’s indebtedness could have important consequences to holders of its common stock, including POSOR II stockholders who receive POSOR common stock in the Merger, including:
•vulnerability of the Combined Company to general adverse economic and industry conditions;
•limiting the Combined Company’s ability to obtain additional financing to fund future working capital, capital expenditures and other general corporate requirements;
•requiring the use of a substantial portion of the Combined Company’s cash flow from operations for the payment of principal and interest on its indebtedness, thereby reducing its ability to use its cash flow to fund working capital, acquisitions, capital expenditures and general corporate requirements;

•limiting the Combined Company’s flexibility in planning for, or reacting to, changes in its business and its industry; and
•putting the Combined Company at a disadvantage compared to its competitors with less indebtedness;
If the Combined Company defaults under a mortgage loan, it would automatically be in default under any other loan that has cross-default provisions, and it may lose the properties securing these loans.
Following the consummation of the Merger, the Combined Company may assume certain potential and unknown liabilities relating to POSOR II.
Following the consummation of the Merger, the Combined Company will have assumed certain potential and unknown liabilities relating to POSOR II. These liabilities could be significant and have a material adverse effect on the Combined Company’s business to the extent the Combined Company has not identified such liabilities or has underestimated the amount of such liabilities.
The Combined Company may incur adverse tax consequences if prior to the Merger, POSOR II, or SOR failed to qualify as a REIT for U.S. federal income tax purposes.
Each of POSOR II and we have operated in a manner that it believes has allowed it to qualify as a REIT for U.S. federal income tax purposes under the Code and intends to continue to do so through the time of the Merger, and the Combined Company intends to continue operating in such a manner following the Merger. None of POSOR II or we have requested or plans to request a ruling from the Internal Revenue Service, or the IRS, that it qualifies as a REIT. Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The complexity of these provisions and of the applicable Treasury Regulations is greater in the case of a REIT, like each of POSOR II and us, that holds its assets through a partnership. The determination of various factual matters and circumstances not entirely within the control of POSOR II or us may affect its ability to qualify as a REIT. In order to qualify as a REIT, each of POSOR II and we must satisfy a number of requirements, including requirements regarding the ownership of its stock and the composition of its gross income and assets. Also, a REIT must make distributions to stockholders aggregating annually at least 90% of its REIT taxable income, excluding any net capital gains.
If POSOR II or our company (or, following the Merger, the Combined Company) loses its REIT status, or is determined to have lost its REIT status in a prior year, it will face serious tax consequences that would substantially reduce its cash available for distribution, including cash available to pay dividends to its stockholders, because:
•it would be subject to U.S. federal corporate income tax on its net income for the years it did not qualify for taxation as a REIT (and, for such years, would not be allowed a deduction for dividends paid to stockholders in computing its taxable income);
•it could be subject to the federal alternative minimum tax for taxable years prior to January 1, 2018 and possibly increased state and local taxes for such periods;
•unless it is entitled to relief under applicable statutory provisions, neither it nor any “successor” company could elect to be taxed as a REIT until the fifth taxable year following the year during which it was disqualified; and
•for five years following re-election of REIT status, upon a taxable disposition of an asset owned as of such re-election, it could be subject to corporate level tax with respect to any built-in gain inherent in such asset at the time of re-election.
Following the Merger, the Combined Company will inherit any liability with respect to unpaid taxes of POSOR II for any periods prior to the Merger. In addition, as described above, if POSOR II failed to qualify as a REIT as of the Merger but the Combined Company nevertheless qualified as a REIT, in the event of a taxable disposition of a former POSOR II asset during the five years following the Merger the Combined Company would be subject to corporate tax with respect to any built-in gain inherent in such asset as of the Merger.
As a result of all these factors, any of POSOR II, we, or the Combined Company’s failure to qualify as a REIT could impair the Combined Company’s ability to expand its business and have other material adverse effects on the Combined Company. In addition, for years in which the Combined Company does not qualify as a REIT, it would not otherwise be required to make distributions to stockholders.
In certain circumstances, even if the Combined Company qualifies as a REIT, it and its subsidiaries may be subject to certain U.S. federal, state, and other taxes, which would reduce the Combined Company’s cash available for distribution to its stockholders.
Even if the Combined Company has qualified and continues to qualify as a REIT, it may be subject to some U.S. federal, state and local taxes on its income or property and, in certain cases, a 100% penalty tax, in the event it sells property as a dealer. Any U.S. federal, state or other taxes the Combined Company pays will reduce its cash available for distribution to stockholders.

If the Merger does not qualify as a tax-free reorganization, there may be adverse tax consequences.
The Merger is intended to qualify as a tax-free reorganization within the meaning of Section 368(a) of the Code. The closing of the Merger is conditioned on the receipt by each of POSOR II and us of an opinion of our counsel to the effect that the Merger will qualify as a tax-free reorganization within the meaning of Section 368(a) of the Code. However, these legal opinions will not be binding on the IRS or on the courts. If, for any reason, the Merger were to fail to qualify as a tax-free reorganization, then each POSOR II stockholder generally would recognize gain or loss, as applicable, equal to the difference between (i) the merger consideration (i.e. the fair market value of the shares of our common stock) received by the POSOR II stockholder in the Merger; and (ii) the POSOR II stockholder’s adjusted tax basis in its POSOR II common stock.
The Combined Company may have difficulty providing liquidity to stockholders through its share redemption program and/or tender offers.
The Merger is not a liquidity event for our stockholders or those of POSOR II. Both we and POSOR II have had recent difficulty in satisfying redemption requests under our respective share redemption programs. Other than special redemption requests submitted in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence,” for the first, second, third and fourth quarters of 2019, we had unfulfilled requests to redeem 3,294,070, 3,782,675, 4,595,566 and 5,813,699 shares, respectively, or 94.2%, 94.9%, 95.7% and 96.8%, respectively, of the shares submitted for redemption, due to funding limitations. We currently have $0.8 million available for redemptions in 2020, all of which is reserved exclusively for special redemptions. With respect to POSOR II, in January 2019, it exhausted funds available for redemptions under its share redemption program, other than special redemptions. As a result, in 2019, it redeemed a total of 277,452 shares in connection with ordinary redemption requests. In January 2020, it again exhausted funds available for redemptions other than special redemptions. It currently has outstanding and unfulfilled ordinary redemption requests representing 808,172 shares.
We cannot predict the demand for liquidity by stockholders of the Combined Company following the Merger, but if it simply remains at 2019 and 2020 levels, the Combined Company will need to provide additional funding compared to prior years in order to meet demand. We may not have sufficient funding to satisfy the demand for liquidity. Our primary source for funding is currently expected to be a portion of the net proceeds from new ongoing public offerings as an NAV REIT and potential Israeli offerings, but we cannot guarantee that the net proceeds raised will be sufficient to satisfy the demand for liquidity and our other capital needs, such as capital expenditures and funds for new investments. If future redemption requests exceed the amount of funding available under the Combined Company’s share redemption program and any additional funding made available under one or more self-tender offers, the number of rejected redemption or repurchase requests will increase over time.
ITEM 1B. UNRESOLVED STAFF COMMENTS
We have no unresolved staff comments.
ITEM 2. PROPERTIES
As of December 31, 2019, we owned six office properties, one office portfolio consisting of four office buildings and 14 acres of undeveloped land, in the aggregate, approximately 3.0 million rentable square feet. As of December 31, 2019, these properties were 79% occupied. In addition, we owned one residential home portfolio consisting of 993 single-family homes and encompassing approximately 1.4 million rental square feet and one apartment property containing 317 units and encompassing approximately 0.3 million rentable square feet, which were 89% and 85% occupied, respectively as of December 31, 2019. We also owned three investments in undeveloped land with approximately 1,000 developable acres. The following table provides summary information regarding our properties as of December 31, 2019:

Property Location of Property	Date Acquired or Foreclosed on	Property Type	Rentable Square Feet	Total Real Estate at Cost (1) (in thousands)	Occupancy	Ownership %
Richardson Portfolio Richardson, TX	11/23/2011	Office/ Undeveloped Land	569,980	$45,420	77.5%	90.0%
Park Highlands (2) North Las Vegas, NV	12/30/2011	Undeveloped Land	—	34,167	N/A	100.0% (2)
Park Centre Austin, TX	03/28/2013	Office	205,133	37,703	86.4%	100.0%
1180 Raymond (3) Newark, NJ	08/20/2013	Apartment	268,688	47,420	84.9%	100.0%
Park Highlands II (2) North Las Vegas, NV	12/10/2013	Undeveloped Land	—	27,078	N/A	100.0% (2)
Richardson Land II Richardson, TX	09/04/2014	Undeveloped Land	—	3,418	N/A	90.0%
Crown Pointe Dunwoody, GA	02/14/2017	Office	509,792	95,526	76.4%	100.0%
The Marq (4) Minneapolis, MN	03/01/2018	Office	522,656	95,631	72.7%	100.0%
City Tower Orange, CA	03/06/2018	Office	435,177	157,257	82.8%	100.0%
Eight & Nine Corporate Centre Franklin, TN	06/08/2018	Office	315,299	79,568	80.4%	100.0%
Georgia 400 Center Alpharetta, GA	05/23/2019	Office	419,567	91,534	86.3%	100.0%
Single-Family Homes Portfolio (5) Multiple Locations	11/04/2019	Home	1,406,239	110,138	89.2%	100.0%
			4,652,531	$824,860
_____________________
(1) Total real estate at cost represents the total cost of real estate net of write-offs of fully depreciated/amortized assets.
(2) We own 100% of the common members’ equity of Park Highlands and Park Highlands II. On September 7, 2016 and January 8, 2019, our subsidiary that owns a portion of Park Highlands and Park Highlands II, sold 820 units of 10% Class A non-voting preferred membership units for $0.8 million and 1,927 units of 10% Class A2 non-voting preferred membership units for $1.9 million, respectively, to accredited investors. The amount of the Class A non-voting preferred membership units raised, net of offering costs, is included in other liabilities on the accompanying consolidated balance sheets.
(3) This apartment property has 317 units and has an average rentable square foot of 824 per unit.
(4) This property was formerly known as Marquette Plaza and was re-named The Marq in connection with our re-branding strategy for this property.
(5) This portfolio contains 993 single-family homes and has an average rentable square foot of 1,416 per home.
As of December 31, 2019, there were no tenants occupying 10% or more of our total rentable square footage. As of December 31, 2019, our real estate portfolio’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Insurance	26	$7,817	14.1%
Health Care and Social Services	16	7,021	12.7%
Computer Systems	24	6,852	12.4%
		$21,690	39.2%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2019, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
No other tenant industries accounted for more than 10% of annualized base rent. No material tenant credit issues have been identified at this time.

Portfolio Lease Expiration
The following table reflects the lease expiration of our owned properties, excluding apartment and single-family home leases, as of December 31, 2019:

Year of Expiration	Number of Leases Expiring	Annualized Base Rent (in thousands) (1)	% of Portfolio Annualized Base Rent Expiring	Leased Rentable Square Feet Expiring	% of Portfolio Rentable Square Feet Expiring
2020	51	$6,692	12.1%	273,398	13.5%
2021	54	6,050	10.9%	219,362	10.8%
2022	66	10,704	19.3%	336,858	16.6%
2023	43	5,384	9.7%	240,648	11.8%
2024	34	5,615	10.1%	201,154	9.9%
2025	19	4,523	8.2%	136,180	6.7%
2026	24	7,380	13.3%	255,327	12.6%
2027	9	1,954	3.5%	80,957	4.0%
2028	9	4,096	7.4%	183,511	9.0%
2029	6	1,894	3.4%	61,460	3.0%
Thereafter	3	1,109	2.1%	42,000	2.1%
Total	318	$55,401	100%	2,030,855	100%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2019, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Stockholder Information
As of March 23, 2020, we had 65.8 million shares of common stock outstanding held by a total of approximately 13,000 stockholders. The number of stockholders is based on the records of DST Systems, Inc., who serves as our transfer agent.
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
We provide an estimated value per share to assist broker-dealers that participated in our initial public offering in meeting their customer account statement reporting obligations under National Association of Securities Dealers Conduct Rule 2340 as required by FINRA. This valuation was performed in accordance with the provisions of and also to comply with Practice Guideline 2013-01, Valuations of Publicly Registered, Non-Listed REITs issued by the IPA in April 2013. For this purpose, we estimated the value of the shares of our common stock as $10.63 per share as of December 31, 2019. This estimated value per share is based on our board of directors’ approval on December 17, 2019 of an estimated value per share of our common stock of $10.63 based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding, all as of September 30, 2019, with the exception of the following adjustments: (i) our real estate properties were valued as of October 31, 2019; (ii) an adjustment to reduce cash for the amount of capital expenditures incurred in October 2019; (iii) an adjustment for acquisition and disposition fees and expenses incurred in connection with the acquisition of Reven Housing REIT, Inc. and disposition of 125 John Carpenter; and (iv) a number of adjustments related to the participation fee potentiality liabilities to our former advisor, KBS Capital Advisors LLC, and our current advisor, Pacific Oak Capital Advisors, in connection with the termination of KBS Capital Advisors effective October 31, 2019 and the hiring of Pacific Oak Capital Advisors on November 1, 2019 (collectively the "Adjustments"). Other than the Adjustments, there have been no material changes between September 30, 2019 and December 17, 2019 to the net values of our assets and liabilities that materially impacted the overall estimated value per share.
Our conflicts committee, composed of all of our independent directors, is responsible for the oversight of the valuation process, including the review and approval of the valuation process and methodologies used to determine our estimated value per share, the consistency of the valuation and appraisal methodologies with real estate industry standards and practices and the reasonableness of the assumptions used in the valuations and appraisals. The estimated value per share was based upon the recommendation and valuation prepared by our advisor. Our advisor's valuation of our consolidated investments in real estate properties and two of its unconsolidated joint venture investments in real estate properties was based on (i) appraisals of such investments performed by third-party valuation firms and (ii) the contractual sale price less estimated selling credits of an office property consisting of two office buildings located in Irving, Texas (125 John Carpenter), which was sold on November 1, 2019. Appraisals on (i) our consolidated investments in real properties, excluding investments in undeveloped land and (ii) two of its unconsolidated investments in real estate properties were performed by Duff & Phelps, LLC (“Duff & Phelps”). Appraisals of tour investments in undeveloped land were performed by Colliers International Valuation & Advisory Services, LLC (“Colliers”). Duff & Phelps and Colliers, each an independent third-party valuation firm, also prepared appraisal reports, summarizing key inputs and assumptions, for each of the real estate properties they respectively appraised. Our advisor performed valuations with respect to our real estate-related investments, three of our unconsolidated joint ventures, cash, other assets, mortgage debt and other liabilities. The methodologies and assumptions used to determine the estimated value of our assets and the estimated value of our liabilities are described further below.

Our advisor used the appraised values of our real estate properties and, in the case of 125 John Carpenter, the contractual sale price less estimated selling credits together with our advisor's estimated value of each of our other assets and liabilities to calculate and recommend an estimated value per share of our common stock. Upon (i) the conflicts committee’s receipt and review of our advisor's valuation report, including our advisor's summary of the appraisal reports prepared by Duff & Phelps and Colliers and our advisor's estimated value of each of our other assets and our liabilities, (ii) the conflicts committee’s review of the reasonableness of our estimated value per share resulting from our advisor's valuation process and (iii) in light of other factors considered by the conflicts committee and the conflicts committee’s own extensive knowledge of our assets and liabilities, the conflicts committee concluded that the estimated value per share proposed by our advisor was reasonable and recommended to the board of directors that it adopt $10.63 as the estimated value per share of our common stock. At the special meeting of the board of directors, the board of directors unanimously agreed to accept the recommendation of the conflicts committee and approved $10.63 as the estimated value of our common stock, which determination is ultimately and solely the responsibility of the board of directors.
The table below sets forth the calculation of our estimated value per share as of December 17, 2019, as well as the calculation of our prior estimated value per share as of November 12, 2018:

	December 17, 2019 Estimated Value per Share	November 12, 2018 Estimated Value per Share (1)	Change in Estimated Value per Share
Real estate properties (2)	$15.03	$16.62	$(1.59)
Real estate equity securities (3)	1.14	1.47	(0.33)
Real estate debt securities	—	0.26	(0.26)
Cash	1.47	0.91	0.56
Investments in unconsolidated joint ventures (4)	3.15	2.92	0.23
Other assets	0.24	0.29	(0.05)
Mortgage debt (5)	(6.44)	(7.26)	0.82
Series A Debentures (6)	(3.26)	(4.04)	0.78
KBS Capital Advisors participation fee potential liability (7)	—	(0.50)	0.50
Pacific Oak Capital Advisors participation fee potential liability	(0.03)	—	(0.03)
Other liabilities	(0.47)	(0.46)	(0.01)
Non-controlling interest	(0.20)	(0.30)	0.10
Estimated value per share	$10.63	$9.91	$0.72
Estimated enterprise value premium	None assumed	None assumed	None assumed
Total estimated value per share	$10.63	$9.91	$0.72
_____________________
(1) The November 12, 2018 estimated value per share was based upon the recommendation and valuation of KBS Capital Advisors. We engaged Duff & Phelps and Colliers to provide appraisals of our real estate properties, investments in undeveloped land and two of its unconsolidated investments in real estate properties and KBS Capital Advisors performed valuations of our real estate-related investments, cash, other assets, mortgage debt and other liabilities. For more information relating to the November 12, 2018 estimated value per share and the assumptions and methodologies used by Duff & Phelps, Colliers and KBS Capital Advisors, see our Current Report on Form 8-K filed with the SEC on November 15, 2018. On November 12, 2018, our board of directors authorized a $2.95 per share on the outstanding shares of our common stock to the stockholders of record as of the close of business on November 12, 2018. The presentation reflects our payment of $32.0 million in cash and issuance of 12,914,179 shares of common stock pursuant to the Special Dividend in December 2018.
(2) The decrease in the estimated value of real estate properties was due to dispositions of real estate properties, partially offset by acquisitions of real estate and increases in fair values of our real estate properties. The estimated value per share of our real estate properties as of December 17, 2019 includes 125 John Carpenter, which was sold on November 1, 2019.
(3) The decrease in the estimated value of real estate equity securities was due to dispositions of real estate equity securities subsequent to September 30, 2018, partially offset by net realized and unrealized gains on the securities.
(4) The increase in the estimated value of investments in unconsolidated joint ventures was primarily due to an increase in fair values of the real estate held by the unconsolidated joint ventures, partially offset by a return of capital distribution from one joint venture.
(5) The decrease in mortgage debt was primarily due to repayments upon asset sales, partially offset by borrowings to fund acquisitions of real estate and capital expenditures on real estate. The estimated value per share of our mortgage debt as of December 17, 2019 includes the mortgage debt repaid in connection with the sale of 125 John Carpenter.
(6) Amount relates to Series A Debentures issued in Israel on March 8, 2016. The decrease is due to a principal payment which was due March 1, 2019, partially offset by the change in foreign currency exchange rate of the Israeli new Shekel.
(7) The decrease in the participation fee potential liability to KBS Capital Advisors was due to the termination of the effective October 31, 2019, which resulted in an agreement to a termination payout of 3,411,737 Restricted Shares. In calculating the estimated value per share, we took into account the dilutive impact of these 3,411,737 shares of restricted stock (“Restricted Shares”).

The increase in our estimated value per share from the previous estimate was primarily due to the items noted below, which reflect the significant contributors to the increase in the estimated value per share from $9.91 to $10.63. The changes are not equal to the change in values of each real estate asset and liability group presented in the table above due to real estate property acquisitions, dispositions, debt financings and other factors, which caused the value of certain asset or liability groups to change with no impact to our fair value of equity or the overall estimated value per share.

Change in Estimated Value per Share
November 12, 2018 estimated value per share	$9.91
Changes to estimated value per share
Investments
Real estate	1.20
Investments in unconsolidated joint ventures	0.42
Investments in debt and equity securities	0.07
Capital expenditures on real estate	(0.63)
Total change related to investments	1.06
Operating cash flows in excess of quarterly distributions declared (1)	0.02
Foreign currency loss	(0.15)
Selling, acquisition and financing costs (2)	(0.13)
Advisor disposition and acquisition fees (3)	(0.08)
Mortgage debt and Series A debentures	0.04
Advisor Participation fee potential liability	(0.07)
Other	0.03
Total change in estimated value per share	$0.72
December 17, 2019 estimated value per share	$10.63
_____________________
(1) Operating cash flow reflects modified funds from operations (“MFFO”) adjusted to deduct capitalized interest expense, real estate taxes and insurance and add back the amortization of deferred financing costs. We compute MFFO in accordance with the definition included in the practice guideline issued by the IPA in November 2010.
(2) Selling, acquisition and financing costs include approximately, $0.6 million, or $0.01 per share, for the acquisition costs incurred subsequent to September 30, 2019 in connection with the acquisition of Reven Housing REIT, Inc, and $0.2 million, or $0.00 per share, for the selling costs incurred subsequent to September 30, 2019 in connection with the 125 John Carpenter sale subsequent to September 30, 2019.
(3) Advisor fees include approximately, $1.2 million, or $0.02 per share, for the acquisition of Reven Housing REIT, Inc, subsequent to September 30, 2019 and $0.9 million, or $0.01 per share, for the disposition of 125 John Carpenter, subsequent to September 30, 2019.
As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties using different assumptions and estimates could derive a different estimated value per share and these differences could be significant. The estimated value per share is not audited and does not represent the fair value of our assets less the fair value of our liabilities according to U.S. generally accepted accounting principles, nor does it represent a liquidation value of our assets and liabilities or the price at which our shares of common stock would trade at on a national securities exchange. The estimated value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated value per share also does not take into account estimated disposition costs and fees for real estate properties that are not under contract to sell, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations, the impact of restrictions on the assumption of debt or swap breakage fees that may be incurred upon the termination of certain of our swaps prior to expiration. The estimated value per share does not take into consideration our participation fee potential liability to KBS Capital Advisors as of September 30, 2019, as a result of the termination effective October 31, 2019, which resulted in an agreement to a termination payout (the “KBS Termination Fee Value”) of 3,411,737 Restricted Shares. In calculating the estimated value per share, we did take into account the dilutive impact of these 3,411,737 Restricted Shares. This termination payout value to KBS Capital Advisors was determined based on our performance from inception through September 30, 2018. In other words, it was based on our participation fee potential liability to KBS Capital Advisors calculated with respect to the November 12, 2018 estimated value per share. As a result, when we hired Pacific Oak Capital Advisors as our new advisor on November 1, 2019, we agreed to a participation fee that was based on our performance from September 30, 2018. As a result, the December 17, 2019, estimated value per share takes into consideration our participation fee potential liability to our current advisor, calculated based the aggregate net asset value of we and the performance fee that would be payable in a hypothetical liquidation of we as of the valuation date in accordance with the terms of our new advisory agreement.

Methodology
Our goal for the valuation was to arrive at a reasonable and supportable estimated value per share, using a process that was designed to be in compliance with the IPA Valuation Guidelines and using what we and our advisor deemed to be appropriate valuation methodologies and assumptions. The following is a summary of the valuation and appraisal methodologies, assumptions and estimates used to value our assets and liabilities:
Real Estate
Independent Valuation Firm
Duff & Phelps(1) was selected by our advisor and approved by our conflicts committee to appraise all of our consolidated investments in real estate properties, 110 William Street (defined below) and 353 Sacramento (defined below) but excluding our investments in undeveloped land and 125 John Carpenter. Colliers(2) was selected by our advisor and approved by our conflicts committee to appraise our investments in undeveloped land. Duff & Phelps and Colliers are engaged in the business of appraising commercial real estate properties and are not affiliated with us or our advisor. The compensation we pay to Duff & Phelps and Colliers is based on the scope of work and not on the appraised values of our real estate properties. The appraisals were performed in accordance with the Code of Ethics and the Uniform Standards of Professional Appraisal Practice, or USPAP, the real estate appraisal industry standards created by The Appraisal Foundation, as well as the requirements of the state where each real property is located. Each appraisal was reviewed, approved and signed by an individual with the professional designation of MAI (Member of the Appraisal Institute). The use of the reports is subject to the requirements of the Appraisal Institute relating to review by its duly authorized representatives. In preparing their appraisal reports, Duff & Phelps and Colliers did not, and were not requested to, solicit third-party indications of interest for our common stock in connection with possible purchases thereof or the acquisition of all or any part of us.
Duff & Phelps and Colliers collected all reasonably available material information that each deemed relevant in appraising our real estate properties. Duff & Phelps relied in part on property-level information provided by our advisor, including (i) property historical and projected operating revenues and expenses; (ii) property lease agreements; and (iii) information regarding recent or planned capital expenditures. Colliers was provided with land surveys and development plans and relied in part on such information.
In conducting their investigation and analyses, Duff & Phelps and Colliers took into account customary and accepted financial and commercial procedures and considerations as they deemed relevant. Although Duff & Phelps and Colliers reviewed information supplied or otherwise made available by us or our advisor for reasonableness, they assumed and relied upon the accuracy and completeness of all such information and of all information supplied or otherwise made available to them by any other party and did not independently verify any such information. With respect to operating or financial forecasts and other information and data provided to or otherwise reviewed by or discussed with Duff & Phelps and Colliers, Duff & Phelps and Colliers assumed that such forecasts and other information and data were reasonably prepared in good faith on bases reflecting the best currently available estimates and judgments of our management, board of directors and/or our advisor. Duff & Phelps and Colliers relied on us to advise them promptly if any information previously provided became inaccurate or was required to be updated during the period of their review.
_____________________
(1) Duff & Phelps is actively engaged in the business of appraising commercial real estate properties similar to those owned by us in connection with public securities offerings, private placements, business combinations and similar transactions. We engaged Duff & Phelps to deliver an appraisal report relating to all of our consolidated investments in real estate properties, with the exception of our investments in undeveloped land and 125 John Carpenter, and Duff & Phelps received fees upon the delivery of such report. In addition, we agreed to indemnify Duff & Phelps against certain liabilities arising out of this engagement. In the five years prior to December 17, 2019, Duff & Phelps and its affiliates have provided a number of commercial real estate, appraisal and valuation services for us and/or our affiliates and have received fees in connection with such services. Duff & Phelps and its affiliates may from time to time in the future perform other commercial real estate, appraisal and valuation services for us and our affiliates in transactions related to the properties that are the subjects of the appraisals, so long as such other services do not adversely affect the independence of the applicable Duff & Phelps appraiser as certified in the applicable appraisal reports.
(2) Colliers is actively engaged in the business of appraising commercial real estate properties similar to those owned by us in connection with public securities offerings, private placements, business combinations and similar transactions. We engaged Colliers to deliver appraisal reports relating to certain of our investments in undeveloped land and Colliers received fees upon the delivery of such reports. In addition, we agreed to indemnify Colliers against certain liabilities arising out of this engagement. Colliers and its affiliates are engaged in the ordinary course of business in many areas related to commercial real estate and related services. Colliers and its affiliates may from time to time in the future perform other commercial real estate, appraisal, valuation and financial advisory services for us and our affiliates in transactions related to the properties that are the subjects of the appraisals, so long as such other services do not adversely affect the independence of the applicable Colliers appraiser as certified in the applicable appraisal reports.

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
Although Duff & Phelps and Colliers considered any comments received from us or our advisor to their appraisal reports, the final appraised values of our consolidated investments in real estate properties and two of its unconsolidated joint venture investments in real estate properties, with the exception of the 125 John Carpenter, were determined by Duff & Phelps and Colliers. The appraisal reports for our real estate properties are addressed solely to us to assist our advisor in calculating and recommending an updated estimated value per share of our common stock. The appraisal reports are not addressed to the public and may not be relied upon by any other person to establish an estimated value per share of our common stock and do not constitute a recommendation to any person to purchase or sell any shares of our common stock. In preparing their appraisal reports, Duff & Phelps and Colliers did not solicit third-party indications of interest for our real estate properties. While Duff & Phelps and Colliers are responsible for providing appraisals for us, Duff & Phelps and Colliers are not responsible for, did not calculate, and did not participate in the determination of the estimated value per share of our common stock.
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
Real Estate Valuation
Duff & Phelps and Colliers (in the case of our ownership of undeveloped land) appraised each of our consolidated investments in real estate properties and two of its unconsolidated joint venture investments in real estate properties, with the exception of 125 John Carpenter. Duff & Phelps and Colliers used various methodologies, as appropriate, such as the direct capitalization approach, discounted cash flow analyses and sales comparison approach. Duff & Phelps relied primarily on 10-year discounted cash flow analyses for the final valuations of each of the real estate properties (which exclude undeveloped land) and Colliers relied primarily on the sales comparison approach for the final valuations of the undeveloped land that it appraised. Duff & Phelps calculated the discounted cash flow value of our real estate properties (which exclude undeveloped land) using property-level cash flow estimates, terminal capitalization rates and discount rates that fall within ranges they believe would be used by similar investors to value the properties we own based on recent comparable market transactions adjusted for unique property and market-specific factors. Colliers relied primarily on the sales comparison approach and estimated the value of the undeveloped land based on the most applicable recent comparable market transactions.
As of October 31, 2019, we owned 12 real estate assets (consisting of seven office properties, one office portfolio consisting of four office buildings and two investments in 14 acres of undeveloped land, one apartment property and three investments in undeveloped land with approximately 1,000 developable acres).
We obtained appraisals for 11 real estate assets (consisting of six office properties, one office portfolio consisting of four office buildings, two investments in 14 acres of undeveloped land, one apartment property and three investments in undeveloped land with approximately 1,000 developable acres). As of October 31, 2019, the total appraised value of our consolidated real estate properties, excluding 125 John Carpenter, as provided by Duff & Phelps and Colliers using the appraisal methods described above, was $945.2 million. The estimated value of 125 John Carpenter, based on the sales price less selling credits, was $99.8 million. Based on the appraisal and valuation methodologies described above, the total estimated value of our consolidated real estate properties was $1,045.0 million. The total cost basis of these properties as of October 31, 2019 was $827.3 million. This amount includes the acquisition cost of $710.5 million, $20.0 million for the acquisition of minority interests in joint ventures, $88.3 million in capital expenditures, leasing commissions and tenant improvements since inception and $8.5 million of acquisition fees and expenses as well as foreclosure costs. The total estimated real estate value as of October 31, 2019 compared to the total acquisition cost of our real estate properties plus subsequent capital improvements through October 31, 2019 results in an overall increase in the real estate value of approximately 26.3%.

The following table summarizes the key assumptions that were used in the discounted cash flow models in order to arrive at the appraised real estate property values as well as the sales comparison range of values used to arrive at the appraised values for undeveloped land:

	Range in Values	Weighted-Average Basis
Consolidated Investments in Real Estate Properties (Excluding Undeveloped Land)
Terminal capitalization rate	5.25% to 7.50%	6.77%
Discount rate	5.75% to 9.50%	7.82%
Net operating income compounded annual growth rate (1)	0.78% to 8.65%	6.23%

Undeveloped Land
Price per acre (2)	$218,000 to $926,000	$232,000
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
(2) The weighted-average price per acre was primarily driven by our two investments in undeveloped land with approximately 1,000 developable acres located in North Las Vegas, Nevada. The weighted-average price per acre for these two investments in undeveloped land was approximately $218,000.
While the we believe that Duff & Phelps’ and Colliers’ assumptions and inputs are reasonable, a change in these assumptions and inputs would significantly impact the calculation of the appraised value of our real estate properties and, thus, its estimated value per share. As of October 31, 2019, certain of our real estate assets have non-stabilized occupancies. Appraisals may provide a sense of the value of the investment, but any appraisal of the property will be based on numerous estimates, judgments and assumptions that significantly affect the appraised value of the underlying property. An appraisal of a non-stabilized property, in particular, involves a high degree of subjectivity due to high vacancy levels and uncertainties with respect to future market rental rates and timing of lease-up and stabilization. Accordingly, different assumptions may materially change the appraised value of the property. The table below illustrates the impact on the estimated value per share if the terminal capitalization rates or discount rates were adjusted by 25 basis points, and assuming all other factors remain unchanged, with respect to the real estate properties referenced in the table above (excluding undeveloped land). Additionally, the table below illustrates the impact on the estimated value per share if the terminal capitalization rates or discount rates were adjusted by 5% in accordance with the IPA guidance:

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease of 25 basis points	Increase of 25 basis points	Decrease of 5%	Increase of 5%
Terminal capitalization rates	$0.21	$(0.19)	$0.29	$(0.26)
Discount rates	0.18	(0.17)	0.28	(0.26)
The table below illustrates the impact on the estimated value per share if the price per acre of the investments in undeveloped land was adjusted by 5%:

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease of 5%	Increase of 5%
Price per acre	$(0.14)	$0.14
Investments in Unconsolidated Joint Ventures
As of September 30, 2019, we held five investments in unconsolidated joint ventures including: 110 William Street, 353 Sacramento, the NIP Joint Venture, Battery Point Series A-3 Preferred Units and Pacific Oak Opportunity Zone Fund I.
110 William Street is an office property containing 928,157 rentable square feet located in New York, New York and we hold a 60% interest in a joint venture that owns 110 William Street. The appraised value of 110 William Street as provided by Duff & Phelps was $536.0 million. Our advisor relied on the appraised value provided by Duff & Phelps along with the fair value of other assets and liabilities as determined by our advisor, and then calculated the amount that we would receive in a hypothetical liquidation of the real estate at the appraised value and the other assets and liabilities at their fair values based on the profit participation thresholds contained in the joint venture agreement. The resulting amount was the fair value assigned to our 60% interest in this unconsolidated joint venture. As of October 31, 2019, the carrying value and estimated fair value of our investment in this unconsolidated joint venture were $0 and $124.5 million, respectively. Our carrying value for this investment is $0 due to a $7.8 million distribution from the 110 William Street Joint Venture during the first quarter of 2019 and this distribution exceeded the book value for this investment.

Duff & Phelps relied on a 10-year discounted cash flow analyses for the final valuation of 110 William Street. The terminal capitalization rate, discount rate and CAGR used in the discounted cash flow model to arrive at the appraised value were 5.50%, 6.75% and 13.67%, respectively.
353 Sacramento is an office building containing 284,751 rentable square feet located in San Francisco, California and we holds a 55% interest in a joint venture that owns 353 Sacramento. The appraised value of 353 Sacramento as provided by Duff & Phelps was $264.6 million. Our advisor relied on the appraised value provided by Duff & Phelps along with the fair value of other assets and liabilities as determined by our advisor and then calculated the amount that we would receive in a hypothetical liquidation of the real estate at the appraised value and the other assets and liabilities at their fair values based on the profit participation thresholds contained in the joint venture agreement. The resulting amount was the fair value assigned to our 55% interest in this unconsolidated joint venture. As of October 31, 2019, the carrying value and estimated fair value of our investment in this unconsolidated joint venture were $42.4 million and $85.4 million, respectively.
Duff & Phelps relied on a 10-year discounted cash flow analyses for the final valuation of 353 Sacramento. The terminal capitalization rate, discount rate and CAGR used in the discounted cash flow model to arrive at the appraised value were 5.25%, 7.25% and 6.84%, respectively.
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

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease of 25 basis points	Increase of 25 basis points	Decrease of 5%	Increase of 5%
Terminal capitalization rates	$0.16	$(0.14)	$0.18	$(0.16)
Discount rates	0.10	(0.09)	0.14	(0.13)
We also hold an interest of less than 5% in a joint venture which has invested in a portfolio of industrial properties (the “NIP Joint Venture”), and was valued by our advisor using a discounted cash flow analysis of the expected distributions to us. The cash flow estimates used in the analysis were based on our participation interest in the estimated cash flows available after paying debt service through ultimate liquidation of the NIP Joint Venture as described in the joint venture agreement. The cash flow estimates of the NIP Joint Venture were reviewed by our advisor. As of September 30, 2019, the carrying value and estimated fair value of our investment in this unconsolidated joint venture were $1.2 million and $1.3 million, respectively. The estimated value of our investment in this unconsolidated joint venture for purposes of our estimated value per share was calculated by applying an 8.50% discount rate to the estimated cash flows for a total value of $0.02 per share. Assuming all other factors remain unchanged, a decrease or increase in the discount rates of 25 basis points would have no impact on the estimated value per share. Additionally, a 5% decrease or increase in the discount rates would have no impact on the estimated value per share.
We also hold 210,000 Battery Point Series A-3 Preferred Units with a per-unit price of $25 and was valued by our advisor using a discounted cash flow analysis of the expected distributions to us. The cash flow estimates used in the analysis were based on our participation interest in the estimated cash flows available through ultimate liquidation of the Battery Point Series A-3 Preferred Units. The cash flow estimates of the Battery Point Series A-3 Preferred Units were reviewed by our advisor. As of September 30, 2019, the carrying value and estimated fair value of our investment in this unconsolidated joint venture were $3.0 million and $3.0 million, respectively. The estimated value of our investment in this unconsolidated joint venture for purposes of our estimated value per share was calculated by applying an 12.0% discount rate to the estimated cash flows for a total value of $0.04 per share. Assuming all other factors remain unchanged, a decrease or increase in the discount rates of 25 basis points would have no impact on the estimated value per share. Additionally, a 5% decrease or increase in the discount rates would have no impact on the estimated value per share.
We also hold 22 Class A Units of Pacific Oak Opportunity Zone Fund I, LLC and the units were valued by our advisor at the purchase price since the units were recently acquired in June 2019 and since then, there were no material changes to the fund. As of September 30, 2019, the carrying value and estimated fair value of our investment in this unconsolidated joint venture were $5.1 million and $5.0 million, respectively, with the latter equal to $0.07 per share. If the per-unit price were adjusted by 5%, it would have no impact on the estimated value per share.

Real Estate Equity Securities
As of September 30, 2019, we owned four investments in real estate equity securities. The estimated value of our real estate equity securities is equal to the GAAP fair value disclosed in our Quarterly Report on Form 10-Q for the period ended September 30, 2019, which also equals the book value of the real estate equity securities in accordance with GAAP. As of September 30, 2019, we owned 56,979,352 shares of common units of Keppel Pacific Oak US REIT, 2,773,729 shares of Franklin Street Properties Corp, 555,555 shares of Plymouth Industrial REIT, Inc. and 95,160 shares of Whitestone REIT. The fair values of these real estate equity securities were based on quoted prices in an active market on a major stock exchange. As of September 30, 2019, the fair value and carrying value of our real estate equity securities was $79.1 million.
Notes Payable
The estimated values of our notes payable are equal to the GAAP fair values disclosed in our Quarterly Report on Form 10-Q for the period ended September 30, 2019, but do not equal the book value of the loans in accordance with GAAP. The estimated values of our notes payable were determined using a discounted cash flow analysis. The cash flows were based on the remaining loan terms, including extensions we expect to exercise, and on management’s estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio and type of collateral.
As of September 30, 2019, the GAAP fair value and carrying value of our notes payable were $447.4 million and $442.5 million, respectively. The weighted-average discount rate applied to the future estimated debt payments, which have a weighted-average remaining term of 2.1 years, was approximately 3.17%. The table below illustrates the impact on our estimated value per share if the discount rates were adjusted by 25 basis points, and assuming all other factors remain unchanged, with respect to our notes payable. Additionally, the table below illustrates the impact on the estimated value per share if the discount rates were adjusted by 5% in accordance with the IPA guidance:

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease of 25 basis points	Increase of 25 basis points	Decrease of 5%	Increase of 5%
Discount rates	$(0.04)	$0.04	$(0.02)	$0.02
Series A Debentures
Our Series A Debentures are publicly traded on the Tel-Aviv Stock Exchange. The estimated value of our Series A Debentures is based on the quoted bond price as of September 30, 2019 on the Tel-Aviv Stock Exchange of 101.60% of face value (excluding accrued interest expense) and foreign currency exchange rates as of September 30, 2019. The decrease in estimated value per share attributable to our Series A Debentures is due to a principal payment which was due on March 1, 2019, partially offset by the change in foreign currency exchange rate of the Israeli new Shekel. As of September 30, 2019, the fair value and GAAP carrying value of o Series A debentures were $226.8 million and $220.0 million, respectively.
Non-controlling Interest
We have an ownership interest in two consolidated joint ventures as of September 30, 2019. As we consolidate these joint ventures, the entire amount of the underlying assets and liabilities are reflected at their fair values in the corresponding line items of the estimated value per share calculation. Given this and the October 31, 2019 appraisal date for the real estate properties, we also must consider the fair value of any non-controlling interest liability as of October 31, 2019. In determining this fair value, we considered the various profit participation thresholds in each of the joint ventures that must be measured in determining the fair value of our non-controlling interest liability. We used the real estate appraisals provided by Duff & Phelps and Colliers and calculated the amount that the joint venture partners would receive in a hypothetical liquidation of the underlying real estate properties (including all current assets and liabilities) at their current appraised values and the payoff of any related debt at its fair value, based on the profit participation thresholds contained in the joint venture agreements. The estimated payment to the joint venture partners was then reflected as the non-controlling interest liability in our calculation of its estimated value per share.

Participation Fee Potential Liability Calculation
In accordance with the new advisory agreement with our advisor, our advisor is entitled to receive a participation fee equal to (A) 15.0% of our net cash flows, whether from continuing operations, net sale proceeds or otherwise, after our stockholders have received, together as a collective group, aggregate distributions (including distributions that may constitute a return of capital for federal income tax purposes) sufficient to provide (i) a return of their net invested capital, or the amount calculated by multiplying the total number of shares purchased by stockholders by the issue price, reduced by any amounts to repurchase shares pursuant to our share redemption program, and (ii) a 7.0% per year cumulative, noncompounded return on such net invested capital from our inception, less (B) the KBS Termination Fee Payout. Net sales proceeds means the net cash proceeds realized by us after deduction of all expenses incurred in connection with a sale, including disposition fees paid to our advisor. The 7.0% per year cumulative, noncompounded return on net invested capital from our inception is calculated on a daily basis. In making this calculation, the net invested capital is reduced to the extent distributions in excess of a cumulative, noncompounded, annual return of 7.0% are paid (from whatever source), except to the extent such distributions would be required to supplement prior distributions paid in order to achieve a cumulative, noncompounded, annual return of 7.0% (invested capital is only reduced as described in this sentence; it is not reduced simply because a distribution constitutes a return of capital for federal income tax purposes). The 7.0% per year cumulative, noncompounded return is not based on the return provided to any individual stockholder. Accordingly, it is not necessary for each of our stockholders to have received any minimum return in order for our advisor to participate in our net cash flows. In fact, if our advisor is entitled to participate in our net cash flows, the returns of our stockholders will differ, and some may be less than a 7.0% per year cumulative, noncompounded return. This fee is payable only if we are not listed on an exchange. For purposes of determining the estimated value per share, our advisor calculated the potential liability related to this incentive fee based on a hypothetical liquidation of the assets and liabilities at their estimated fair values, after considering the impact of any potential closing costs and fees related to the disposition of real estate properties. Our advisor estimated the fair value of this liability to be $2.3 million or $0.03 per share as of the valuation date, and included the impact of this liability in its calculation of our estimated value per share.
Other Assets and Liabilities
The carrying values of a majority of our other assets and liabilities are considered to equal their fair value due to their short maturities or liquid nature. Certain balances, such as straight-line rent receivables, lease intangible assets and liabilities, accrued capital expenditures, deferred financing costs, unamortized lease commissions and unamortized lease incentives, have been eliminated for the purpose of the valuation due to the fact that the value of those balances were already considered in the valuation of the related asset or liability. Our advisor have also excluded redeemable common stock as temporary equity does not represent a true liability to us and the shares that this amount represents are included in our total outstanding shares of common stock for purposes of calculating the estimated value per share of our common stock.
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
Limitations of Estimated Value Per Share
As mentioned above, we are providing this estimated value per share to assist broker dealers that participated in our initial public offering in meeting their customer account statement reporting obligations. This valuation was performed in accordance with the provisions of and also to comply with IPA valuation guidelines. The estimated value per share set forth above will first appear on the December 31, 2019 customer account statements that will be mailed in January 2020. As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share. The estimated value per share is not audited and does not represent the fair value of our assets less the fair value of our liabilities according to GAAP.
Accordingly, with respect to the estimated value per share, we can give no assurance that:
•a stockholder would be able to resell his or her shares at this estimated value per share;
•a stockholder would ultimately realize distributions per share equal to our estimated value per share upon liquidation of our assets and settlement of its liabilities or a sale of the company;
•our shares of common stock would trade at the estimated value per share on a national securities exchange;
•an independent third-party appraiser or other third-party valuation firm would agree with our estimated value per share; or
•the methodology used to calculate our estimated value per share would be acceptable to FINRA or for compliance with ERISA reporting requirements.

Further, the estimated value per share as of December 17, 2019 is based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding, all as of September 30, 2019, after giving effect to the Adjustments. As of September 30, 2019, there were 66,124,718 shares issued and outstanding and 3,411,737 potentially dilutive shares due to KBS Capital Advisors LLC, as part of performance fees due upon termination of the advisory agreement. The value of our shares will fluctuate over time in response to developments related to individual assets in our portfolio and the management of those assets and in response to the real estate and finance markets. The estimated value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated value per share does not take into account estimated disposition costs and fees for real estate properties that are not held for sale or under contract for sale, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations or the impact of restrictions on the assumption of debt. The estimated value per share does consider any participation or incentive fees that would be due to our advisor based on our aggregate net asset value, which would be payable in a hypothetical liquidation as of the valuation date in accordance with the terms of our advisory agreement. We currently expects to utilize our advisor and/or an independent valuation firm to update the estimated value per share no later than December 2020.
Historical Estimated Values per Share
The historical reported estimated values per share of our common stock approved by the board of directors are set forth below:

Estimated Value per Share	Effective Date of Valuation	Filing with the Securities and Exchange Commission
$9.91	November 12, 2018	Current Report on Form 8-K, filed November 15, 2018
$11.50	December 7, 2017	Current Report on Form 8-K, filed December 13, 2017
$14.81	December 8, 2016	Current Report on Form 8-K, filed December 15, 2016
$13.44	December 8, 2015	Current Report on Form 8-K, filed December 10, 2015
$12.24	December 9, 2014	Current Report on Form 8-K, filed December 11, 2014
$11.27	March 25, 2014	Current Report on Form 8-K, filed March 27, 2014

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

We have not established a minimum distribution level, and our charter does not require that we make distributions to our stockholders. Distributions declared during 2019 and 2018, aggregated by quarter, are as follows (dollars in thousands, except per share amounts):

	2019
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared	$578	$573	$570	$—	$1,721
Total Per Share Distribution	$0.0086	$0.0086	$0.0086	$—	$0.026
Rate Based on Initial Public Offering Purchase Price of $10.00 Per Share	0.09%	0.09%	0.09%	—	0.26%

	2018
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter (1)	Total
Total Distributions Declared	$1,034	$882	$870	$159,908	$162,694
Total Per Share Distribution	$0.016	$0.016	$0.016	$2.950	$2.998
Rate Based on Initial Public Offering Purchase Price of $10.00 Per Share	0.16%	0.16%	0.16%	(1)	(1)
_____________________
(1) The only distribution declared during the fourth quarter of 2018 was a special dividend.
The tax composition of our distributions paid during the years ended December 31, 2019 and 2018 was as follows:

	2019	2018
Ordinary Income	—%	—%
Return of Capital	100%	18%
Capital Gain	—%	82%
Total	100%	100%
For more information with respect to our distributions paid, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Distributions.”
Unregistered Sales of Equity Securities
During the year ended December 31, 2019, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.
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
The proceeds from our dividend reinvestment plan in 2019 were $0.8 million. Therefore, in 2020 we may redeem no more than $0.8 million of shares in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence.” To the extent extra capacity is available with respect to redemptions in the last month of 2020, such capacity will be made available for redemption of shares other than in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence.”
Effective beginning with the month of February 2020, we have suspended (a) redemptions requested under the share redemption program in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence”, until we and POSOR II file with the SEC a registration statement on Form S-4 containing a Joint Proxy Statement/Prospectus for the proposed Merger, and (b) all other redemptions under the share redemption program until after the Merger closes.
During the year ended December 31, 2019, we fulfilled redemption requests eligible for redemption under our share redemption program and received in good order and funded redemptions under our share redemption program with the net proceeds from our dividend reinvestment plan and cash on hand. We redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed	Average Price Paid Per Share (1)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2019	—	$—	(2)
February 2019	13,633	$9.91	(2)
March 2019	253,283	$9.49	(2)
April 2019	11,327	$9.91	(2)
May 2019	38,577	$9.91	(2)
June 2019	218,744	$9.42	(2)
July 2019	20,028	$9.91	(2)
August 2019	8,567	$9.91	(2)
September 2019	215,486	$9.42	(2)
October 2019	43,240	$9.91	(2)
November 2019	15,662	$9.91	(2)
December 2019	198,740	$10.10	(2)
Total	1,037,287

_____________________
(1) On December 17, 2019, our board of directors approved an estimated value per share of our common stock of $10.63. The change in the redemption price became effective for the December 2019 redemption date and is effective until the estimated value per share is updated. We expect to update our estimated value per share no later than December 2020.
(2) We limit the dollar value of shares that may be redeemed under the program as described above. During the year ended December 31, 2019, we redeemed $10.0 million of common stock under the program, which represented all redemption requests received in good order and eligible for redemption through the December 2019 redemption date, except for the $58.7 million of shares in connection with redemption requests not made upon a stockholder’s death, “qualifying disability” or “determination of incompetence,” which redemption requests will be fulfilled subject to the limitations described above. Based on the Eleventh SRP, we have $0.8 million available for redemptions during 2020, subject to the limitations described above. To the extent extra capacity is available with respect to redemptions in the last month of 2020, such capacity will be made available for redemption of shares other than in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence.”
In addition to the redemptions under the share redemption program described above, during the year ended December 31, 2019, we repurchased an additional 3,057 shares of our common stock at $9.41 per share for an aggregate price of $29,000.
ITEM 6. SELECTED FINANCIAL DATA
The following selected financial data as of and for the years ended December 31, 2019, 2018, 2017, 2016 and 2015 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

	As of December 31,
	2019	2018	2017	2016	2015
Balance sheet data
Total real estate and real estate-related investments, net	$840,918	$765,855	$640,681	$1,111,714	$850,364
Total assets	1,041,242	1,004,989	1,101,574	1,310,116	1,004,214
Total notes and bonds payable, net	673,663	655,472	603,043	950,624	547,323
Total liabilities	736,757	711,025	836,073	1,014,566	585,565
Redeemable common stock	—	—	4,518	—	9,859
Mezzanine equity	27,097	—	—	—	—
Total equity (1)	277,388	293,964	260,983	295,550	408,790
	For the Years Ended December 31,
	2019	2018	2017	2016	2015
Operating data
Total revenues	$93,158	$95,787	$140,714	$134,244	$112,128
(Loss) income from continuing operations attributable to common stockholders	(17,282)	33,546	210,644	(28,918)	2,444
(Loss) income from continuing operations per common share - basic and diluted	$(0.26)	$0.57	$3.77	$(0.50)	$0.04
Net (loss) income attributable to common stockholders	(17,282)	33,546	210,644	(28,918)	2,444
Net (loss) income per common share - basic and diluted	$(0.26)	$0.57	$3.77	$(0.50)	$0.04
Other data
Cash flows (used in) provided by operating activities	$(4,156)	$2,143	$13,432	$26,656	$25,855
Cash flows (used in) provided by investing activities	(31,013)	(89,061)	673,323	(306,495)	6,758
Cash flows (used in) provided by financing activities	(41,555)	(126,875)	(374,634)	311,875	(25,083)
Distributions declared	$1,721	$162,694	$203,809	$21,844	$22,280
Distributions declared per common share (2)	0.03	3.00	3.89	0.38	0.38
Weighted-average number of common shares outstanding, basic and diluted	66,443,585	58,738,732	55,829,708	58,273,335	59,656,667
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
(2) During 2015, 2016, and the first, second and third quarters of 2017, 2018 and 2019 our board of directors declared distributions on a quarterly basis based on our income, cash flow and investing and financing activities. Investors could choose to receive cash distributions or purchase additional shares under the dividend reinvestment plan. During the fourth quarter of 2017, a special dividend was declared based on the sale of the Singapore Portfolio. During the fourth quarter of 2018, the Special Dividend was declared primarily in connection with a deemed sale of land to a taxable REIT subsidiary, which triggered a significant amount of capital gain in 2018.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the “Selected Financial Data” above and our accompanying consolidated financial statements and the notes thereto. Also, see “Forward-Looking Statements” preceding Part I of this Annual Report on Form 10-K.
Overview
We were formed on October 8, 2008 as a Maryland corporation, elected to be taxed as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2010 and intend to operate in such manner. KBS Capital Advisors LLC (“KBS Capital Advisors”) was our advisor since inception through October 31, 2019. On October 31, 2019, KBS Capital Advisors ceased to serve as our advisor or have any advisory responsibility to us immediately following the filing of our Quarterly Report on Form 10-Q for the period ending September 30, 2019 with the SEC, which was filed on November 8, 2019. On November 1, 2019, we entered into a new advisory agreement with Pacific Oak Capital Advisors, LLC (“Pacific Oak Capital Advisors”). The new advisory agreement is effective as of November 1, 2019 through November 1, 2020; however we may terminate the advisory agreement without cause or penalty upon providing 30 days’ written notice and Pacific Oak Capital Advisors may terminate the advisory agreement without cause or penalty upon providing 90 days’ written notice.

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
On January 8, 2009, we filed a registration statement on Form S-11 with the SEC to offer a minimum of 250,000 shares and a maximum of 140,000,000 shares of common stock for sale to the public, of which 100,000,000 shares were registered in our primary offering and 40,000,000 shares were registered under our dividend reinvestment plan. We ceased offering shares of common stock in our primary offering on November 14, 2012. We sold 56,584,976 shares of common stock in the primary offering for gross offering proceeds of $561.7 million. We continue to offer shares of common stock under the dividend reinvestment plan. As of December 31, 2019, we had sold 6,827,324 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $76.3 million. Also as of December 31, 2019, we had redeemed 23,819,074 of the shares sold in our offering for $285.4 million. As of December 31, 2019, we had issued 25,976,746 shares of common stock in connection with special dividends. Additionally, on December 29, 2011 and October 23, 2012, we issued 220,994 shares and 55,249 shares of common stock, respectively, for $2.0 million and $0.5 million, respectively, in private transactions exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.
On March 2, 2016, Pacific Oak Strategic Opportunity BVI, our wholly owned subsidiary, filed a final prospectus with the Israel Securities Authority for a proposed offering of up to 1,000,000,000 Israeli new Shekels of the Debentures at an annual interest rate not to exceed 4.25%. On March 1, 2016, Pacific Oak Strategic Opportunity BVI commenced the institutional tender of the Debentures and accepted application for 842.5 million Israeli new Shekels. On March 7, 2016, Pacific Oak Strategic Opportunity BVI commenced the public tender of the Debentures and accepted 127.7 million Israeli new Shekels. In the aggregate, Pacific Oak Strategic Opportunity BVI accepted 970.2 million Israeli new Shekels (approximately $249.2 million as of March 8, 2016) in both the institutional and public tenders at an annual interest rate of 4.25%. Pacific Oak Strategic Opportunity BVI issued the Debentures on March 8, 2016. The terms of the Debentures require five equal principal installment payments annually on March 1st of each year from 2019 to 2023.
As of December 31, 2019, we consolidated six office properties, one office portfolio consisting of four office buildings and 14 acres of undeveloped land, one apartment property and three investments in undeveloped land with approximately 1,000 developable acres, one residential home portfolio consisting of 993 single-family homes and owned five investments in unconsolidated joint ventures and three investments in real estate equity securities.
On January 22, 2020, we filed a registration statement on Form S-11 with the SEC to offer up to $1 billion in additional shares of our common stock. This new registration statement contemplates a proposed conversion of our company to a perpetual-life net asset value or “NAV” REIT that offers and sells shares of our common stock continuously through a number of distribution channels in ongoing public offerings, and seeks to provide increased liquidity to current and future stockholders through an expansion of our current share redemption program. See “Proposed NAV REIT Conversion” in Item Part I, Item 1 of this Annual Report on Form 10-K for more information.
On February 19, 2020, we, Pacific Oak SOR II, LLC, an indirect subsidiary of ours (“Merger Sub”), and Pacific Oak Strategic Opportunity REIT II, Inc. (“POSOR II”) entered into an Agreement and Plan of Merger (the “Merger Agreement”). Subject to the terms and conditions of the Merger Agreement, POSOR II will merge with and into Merger Sub (the “Merger”), with Merger Sub surviving the Merger (the “Surviving Entity”), such that following the Merger, the Surviving Entity will continue as an indirect subsidiary of ours. In accordance with the applicable provisions of the Maryland General Corporation Law, the separate existence of POSOR II shall cease. At the effective time of the Merger and subject to the terms and conditions of the Merger Agreement, each issued and outstanding share of POSOR II’s common stock (or a fraction thereof), $0.01 par value per share, will be converted into the right to receive 0.9643 shares of our common stock, par value $0.01 per share. The combined company after the Merger will retain the name “Pacific Oak Strategic Opportunity REIT, Inc.” The Merger is intended to qualify as a “reorganization” under, and within the meaning of, Section 368(a) of the Internal Revenue Code of 1986, as amended. See “Proposed Merger” in Item Part I, Item 1 of this Annual Report on Form 10-K for more information.

Market Outlook - Real Estate and Real Estate Finance Markets
Volatility in global financial markets and changing political environments can cause fluctuations  in the performance of the U.S. commercial real estate markets.  Possible future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in decreases in cash flows from investment properties. Increases in the cost of financing due to higher interest rates  may cause difficulty in refinancing debt obligations prior to or at maturity or at terms as favorable as the terms of existing indebtedness. Further, increases in interest rates would increase the amount of our debt payments on our variable rate debt to the extent the interest rates on such debt are not limited by interest rate caps. Market conditions can change quickly, potentially negatively impacting the value of real estate investments. Management continuously reviews our investment and debt financing strategies to optimize our portfolio and the cost of our debt exposure. The recent global outbreak of COVID-19 (more commonly known as the Coronavirus) has significantly disrupted economic markets and impacted commercial activity worldwide, including the US, and the prolonged economic impact is uncertain.
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
We sold 56,584,976 shares of common stock in the primary portion of our initial public offering for gross offering proceeds of $561.7 million. We ceased offering shares in the primary portion of our initial public offering on November 14, 2012. We continue to offer shares of common stock under the dividend reinvestment plan. As of December 31, 2019, we had sold 6,827,324 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $76.3 million. To date, we have invested all of the net proceeds from our initial public offering in real estate and real estate-related investments. We intend to use our cash on hand, proceeds from asset sales, proceeds from debt financing, cash flow generated by our real estate operations and real estate-related investments and proceeds from our dividend reinvestment plan as our primary sources of immediate and long-term liquidity.
Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures and corporate general and administrative expenses. Cash flow from operations from our real estate investments is primarily dependent upon the occupancy levels of our properties, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of December 31, 2019, our office properties were collectively 79% occupied, our residential home portfolio was 89% occupied and our apartment property was 85% occupied.
Investments in real estate equity securities generate cash flow in the form of dividend income, which is reduced by asset management fees. As of December 31, 2019, we had three investments in real estate equity securities outstanding with a total carrying value of $81.4 million.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended December 31, 2019 exceeded the charter imposed limitation; however, the conflicts committee determined that the relationship of our operating expenses to our average invested assets was justified given that we chose to terminate our advisory agreement with our prior external advisor and were contractually obligated to pay them a performance fee due upon termination.

For the year ended December 31, 2019, our cash needs for capital expenditures, redemptions of common stock and debt servicing were met with proceeds from dispositions of real estate and undeveloped land, proceeds from debt financing, proceeds from our dividend reinvestment plan and cash on hand. Operating cash needs during the same period were met through cash flow generated by our real estate and real estate-related investments and cash on hand. As of December 31, 2019, we had outstanding debt obligations in the aggregate principal amount of $678.1 million, with a weighted-average remaining term of 2.1 years. As of December 31, 2019, we had a total of $137.7 million of debt obligations scheduled to mature within 12 months of that date. We plan to exercise our extension options available under our loan agreements or pay down or refinance the related notes payable prior to their maturity dates.
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
Cash Flows from Operating Activities
As of December 31, 2019, we consolidated six office properties, one office portfolio consisting of four office buildings and 14 acres of undeveloped land, one apartment property, three investments in undeveloped land with approximately 1,000 developable acres, one residential home portfolio and owned five investments in unconsolidated joint ventures and three investments in real estate equity securities. During the year ended December 31, 2019, net cash used in operating activities was $4.2 million. We expect that our cash flows from operating activities will increase in future periods as a result of owning assets acquired during 2019 for an entire period, leasing additional space that is currently unoccupied and anticipated future acquisitions of real estate and real estate-related investments. However, our cash flows from operating activities may decrease to the extent that we dispose of additional assets.
Cash Flows from Investing Activities
Net cash used in investing activities was $31.0 million for the year ended December 31, 2019 and primarily consisted of the following:
•Proceeds from the sale of one office building, one retail property and one apartment of $141.5 million;
•Acquisitions of one office properties for $90.3 million;
•Acquisitions of one residential home portfolio for $46.9 million;
•Improvements to real estate of $32.5 million;
•Contribution to an unconsolidated joint venture of $31.8 million;
•Proceeds from the sale of real estate equity securities of $28.0 million;
•Investment in real estate equity securities of $15.2 million;
•Distribution of capital from an unconsolidated entities of $8.1 million; and
•Proceeds from the principal repayment on real estate debt securities of $7.8 million.
Cash Flows from Financing Activities
Net cash used in financing activities was $41.6 million for the year ended December 31, 2019 and consisted primarily of the following:
•$43.4 million of net cash used in debt and other financings as a result of proceeds from notes payable of $84.3 million, partially offset by principal payments on notes and bonds payable of $126.6 million and payments of deferred financing costs of $1.1 million;
•$15.0 million of proceeds for issuance of noncontrolling preferred stock.
•$10.0 million of cash used for redemptions of common stock;
•$3.9 million of distributions to noncontrolling interests; and
•$0.9 million of net cash distributions to stockholders, after giving effect to distributions reinvested by stockholders of $0.8 million.

In order to execute our investment strategy, we utilize secured debt and we may, to the extent available, utilize unsecured debt, to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinancing and interest risks, are properly balanced with the benefit of using leverage. There is no limitation on the amount we may borrow for any single investment. Our charter limits our total liabilities such that our total liabilities may not exceed 75% of the cost of our tangible assets; however, we may exceed that limit if a majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our common stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of December 31, 2019, our borrowings and other liabilities were both approximately 68% of the cost (before depreciation and other noncash reserves) and book value (before depreciation) of our tangible assets, respectively.
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
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of December 31, 2019 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	2020	2020-2021	2022-2023	Thereafter
Outstanding debt obligations (1)	$678,080	$137,958	$356,950	$116,402	$66,770
Interest payments on outstanding debt obligations (2)	56,337	21,913	22,568	7,323	4,533
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts, maturity dates, foreign currency rates and interest rates in effect at December 31, 2019. We incurred interest expense of $27.9 million, excluding amortization of deferred financing costs of $3.6 million and unrealized losses on interest rate caps of $0.1 million and including interest capitalized of $2.7 million, for the year ended December 31, 2019.

Subordinated Performance Fee Due Upon Termination
We and KBS Capital Advisors agreed to terminate our advisory agreement effective October 31, 2019. In connection with that agreement, we agreed to pay KBS Capital Advisors a subordinated performance fee due upon termination in the form of restricted shares of our common stock (“Restricted Shares”), to be paid to KBS Capital Advisors upon the filing of this Annual Report on Form 10-K. The number of restricted shares to be awarded has been set at 3,411,737 shares. This termination payout value to KBS Capital Advisors (the “KBS Termination Fee Value”) was determined based on our performance from inception through September 30, 2018. In other words, it was based on our participation fee potential liability to KBS Capital Advisors calculated with respect to the November 12, 2018 estimated value per share. As a result, when we hired Pacific Oak Capital Advisors as our new advisor on November 1, 2019, we agreed to a participation fee that was based on our performance from September 30, 2018. The Restricted Shares vest on November 1, 2021. Within 60 days from vesting of the Restricted Shares, we will redeem 50% of the Restricted Shares, with the amount of the cash payment per share determined based on the then most recent net asset value of the shares (which shall not be more than six months old). The remaining vested Restricted Shares (the “Remaining Shares”) shall not be eligible for redemption under our share redemption program unless we have satisfied all outstanding redemption requests from other stockholders, provided that (a) this restriction may be waived in certain situations, such as upon a change of control of our company and (b) notwithstanding the foregoing, within 60 days after November 1, 2024, we shall be required to redeem any Remaining Shares, separate and outside of any general stockholder share redemption program, at the then most recent net asset value per share (which shall not be more than six months old), provided that such outstanding shares are owned or controlled by Charles J. Schreiber, Jr. or the estate of Peter M. Bren, and provided further that pursuant to this clause (b) we will only be required to redeem that number Remaining Shares which, when added to any previously redeemed Remaining Shares owned or controlled by Charles J. Schreiber, Jr. or the estate of Peter M. Bren, does not exceed two-thirds of the total number of Remaining Shares.
Results of Operations
Overview
As of December 31, 2018, we consolidated six office properties, one office portfolio consisting of four office buildings and 14 acres of undeveloped land, one retail property, two apartment properties (of which one apartment property was held for sale) and three investments in undeveloped land with approximately 1,000 developable acres and owned three investments in unconsolidated joint ventures, an investment in real estate debt securities and three investments in real estate equity securities. As of December 31, 2019, we consolidated six office properties, one office portfolio consisting of four office buildings and 14 acres of undeveloped land, one apartment property, one residential home portfolio consisting of 993 single-family homes and three investments in undeveloped land with approximately 1,000 developable acres and owned five investments in unconsolidated joint ventures and three investments in real estate equity securities. Our results of operations for the year ended December 31, 2019 may not be indicative of those in future periods due to acquisition and disposition activities. Additionally, the occupancy in our properties has not been stabilized. As of December 31, 2019, our office properties were collectively 79% occupied, our residential home portfolio was 89% occupied and our apartment property was 85% occupied.  However, due to the amount of near-term lease expirations, we do not put significant emphasis on annual changes in occupancy (positive or negative) in the short run. Our underwriting and valuations are generally more sensitive to “terminal values” that may be realized upon the disposition of the assets in the portfolio and less sensitive to ongoing cash flows generated by the portfolio in the years leading up to an eventual sale. There are no guarantees that occupancies of our assets will increase, or that we will recognize a gain on the sale of our assets. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of leasing additional space and acquiring additional assets but decrease due to disposition activity.

Comparison of the year ended December 31, 2019 versus the year ended December 31, 2018

	For the Years Ended December 31,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions/ Originations/Dispositions (1)	$ Change Due to Investments Held Throughout Both Periods (2)
	2019	2018
Rental income	$81,363	$82,746	$(1,383)	(2)%	$(3,173)	$1,790
Other operating income	5,327	5,021	306	6%	258	48
Interest income from real estate debt securities	369	2,018	(1,649)	(82)%	(1,648)	(1)
Dividend income from real estate equity securities	6,099	6,002	97	2%	97	—
Operating, maintenance, and management costs	29,294	29,110	184	1%	(604)	788
Real estate taxes and insurance	12,631	11,762	869	7%	575	294
Asset management fees to affiliate	8,158	8,525	(367)	(4)%	(4)	(363)
General and administrative expenses	7,456	7,784	(328)	(4)%	n/a	n/a
Foreign currency transaction loss (gain), net	12,498	(10,141)	22,639	(223)%	n/a	n/a
Depreciation and amortization	34,004	35,006	(1,002)	(3)%	(1,621)	619
Interest expense	28,849	31,054	(2,205)	(7)%	(1,081)	(1,124)
Income from NIP	—	428	(428)	(100)%	—	(428)
Equity in income (loss) of unconsolidated entities	6,621	(9,830)	16,451	(167)%	—	16,451
Other interest income	2,120	1,884	236	13%	(5)	241
Gain (loss) on real estate equity securities	20,379	(19,010)	39,389	(207)%	39,389	n/a
Gain on sale of real estate	34,077	80,594	(46,517)	(58)%	(46,517)	—
Loss on extinguishment of debt	(1,106)	(493)	(613)	124%	(613)	—
Transaction and related costs	(4,462)	—	(4,462)	100%	(4,462)	n/a
Subordinated performance fee due upon termination to affiliate	(32,640)	—	(32,640)	100%	n/a	n/a
_____________________
(1) Represents the dollar amount increase (decrease) for the year ended December 31, 2019 compared to the year ended December 31, 2018 related to real estate and real estate related investments acquired, repaid or disposed on or after January 1, 2018.
(2) Represents the dollar amount increase (decrease) for the year ended December 31, 2019 compared to the year ended December 31, 2018 with respect to real estate and real estate-related investments owned by us during the entirety of both periods presented.
Rental income decreased from $82.7 million for the year ended December 31, 2018 to $81.4 million for the year ended December 31, 2019, primarily as a result of properties disposed in 2018 and 2019, partially offset by properties acquired in 2018 and 2019 and an overall increase in rental rates related to properties held throughout both periods. The occupancy of our office properties, collectively, held throughout both periods increased from 71% as of December 31, 2018 to 78% as of December 31, 2019. The occupancy of our apartment property held throughout both periods decreased from 95% as of December 31, 2018 to 85% as of December 31, 2019. Annualized base rent per square foot related to properties (excluding apartments) held throughout both periods increased from $20.88 as of December 31, 2018 to $22.80 as of December 31, 2019. We expect rental income to increase in future periods as a result of owning the properties acquired during 2019 for an entire period, leasing additional space and to the extent we acquire additional properties, but to decrease to the extent we dispose of properties.
Other operating income increased from $5.0 million for the year ended December 31, 2018 to $5.3 million for the year ended December 31, 2019, primarily as a result of properties acquired in 2018 and 2019, partially offset by properties disposed in 2018 and 2019. We expect other operating income to increase in future periods as a result of owning the property acquired during 2019 for an entire period, leasing additional space, increases in parking income as we stabilize properties and to the extent we acquire additional properties, but to decrease to the extent we dispose of properties.
Interest income from real estate debt securities decreased from $2.0 million during the year ended December 31, 2018 to $0.4 million for the year ended December 31, 2019, primarily as a result of the redemption of real estate debt securities on March 20, 2019.
Dividend income from real estate equity securities increased slightly from $6.0 million during the year ended December 31, 2018 to $6.1 million for the year ended December 31, 2019, primarily as a result of the timing of the Keppel Pacific Oak US REIT (the “SREIT”) dividends declared in 2019 and additional real estate equity securities acquired in 2018 and 2019, partially offset by the sale of real estate equity securities in 2018 and 2019. We expect dividend income from real estate equity securities to vary in future periods as a result of the timing of dividends declared and investment activity.

Property operating costs and real estate taxes and insurance increased from $29.1 million and $11.8 million, respectively, for the year ended December 31, 2018 to $29.3 million and $12.6 million, respectively, for the year ended December 31, 2019, primarily as a result of properties acquired in 2018 and 2019, partially offset by properties disposed in 2018 and 2019. We expect property operating costs and real estate taxes and insurance to increase in future periods as a result of owning the property acquired during 2019 for an entire period, to the extent we acquire additional properties, increasing occupancy of our real estate assets and general inflation, but to decrease to the extent we dispose of properties.
Asset management fees decreased from $8.5 million for the year ended December 31, 2018 to $8.2 million for the year ended December 31, 2019, primarily as a result of properties disposed in 2018 and 2019, partially offset by properties acquired in 2018 and 2019. We expect asset management fees to increase in future periods as a result of owning the property acquired during 2019 for an entire period and capital expenditures and to the extent we acquire additional properties, but to decrease to the extent we dispose of properties. As of December 31, 2019, $1.3 million of asset managements were payable to our advisor.
General and administrative expenses decreased from $7.8 million for the year ended December 31, 2018 to $7.5 million for the year ended December 31, 2019, primarily due to decreased legal expenses incurred to evaluate certain strategic transactions. We expect general and administrative expenses to fluctuate in future periods based on investment and disposition activity as well as costs incurred to evaluate strategic transactions.
We recognized $10.1 million of foreign currency transaction gain, net, for the year ended December 31, 2018 and $12.5 million of foreign currency transaction loss, net, for the year ended December 31, 2019 related to the issuance of Series A debentures in Israel. These debentures are denominated in Israeli new Shekels and we expect to recognize foreign transaction gains and losses based on changes in foreign currency exchange rates, but expect our exposure to be limited to the extent that we have entered into foreign currency options and foreign currency collars. During the year ended December 31, 2018, we recognized a $8.7 million loss related to the foreign currency option and collars, which is shown net against $18.8 million of foreign currency transaction gain in the accompanying consolidated statements of operations as foreign currency transaction gain, net. During the year ended December 31, 2019, we recognized a $4.2 million gain related to the foreign currency option and collars, which is shown net against $16.7 million of foreign currency transaction loss in the accompanying consolidated statements of operations as foreign currency transaction loss, net. As of December 31, 2019, we had entered into one foreign currency collar to hedge against a change in the exchange rate of the Israeli new Shekel versus the U.S. Dollar. The foreign currency collar and had an aggregate Israeli new Shekels notional amount of 776.2 million and expired in February 2020.
Depreciation and amortization decreased from $35.0 million for the year ended December 31, 2018 to $34.0 million for the year ended December 31, 2019, primarily as a result of properties disposed in 2018 and 2019, partially offset by properties acquired in 2018 and 2019. We expect depreciation and amortization to increase in future periods as a result of owning the property acquired during 2019 for an entire period and to the extent we acquire additional properties, but to decrease as a result of amortization of tenant origination costs related to lease expirations and disposition of properties.
Interest expense decreased from $31.1 million for the year ended December 31, 2018 to $28.8 million for the year ended December 31, 2019, primarily as a result of the paydown of debt on properties disposed in 2018 and 2019 and the March 1, 2019 Debentures principal installment payment of 194.0 million Israeli new Shekels (approximately $53.6 million as of March 1, 2019), partially offset by increased borrowings related to properties acquired in 2018 and 2019. Excluded from interest expense was $2.7 million and $2.6 million of interest capitalized to our investments in undeveloped land during the year ended December 31, 2019 and 2018, respectively. Our interest expense in future periods will vary based on interest rate fluctuations, the amount of interest capitalized and our level of future borrowings, which will depend on the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives and will decrease to the extent we dispose of properties and paydown debt, including annual principal installment payments on the Debentures.
During the year ended December 31, 2019, we received a distribution of $0.3 million related to our investment in the NIP Joint Venture. We recognized $0.3 million of return of capital from the NIP Joint Venture. During the year ended December 31, 2018, we received a distribution of $2.6 million related to our investment in the NIP Joint Venture consisting of $0.4 million of income distributions and $2.2 million of return of capital from the NIP Joint Venture primarily from sale proceeds of its real asset assets.

Equity in loss of unconsolidated joint ventures was $9.8 million for the year ended December 31, 2018. Equity in income of unconsolidated joint ventures was $6.6 million for the year ended December 31, 2019, primarily as a result of a $7.8 million distribution from the 110 William Joint Venture funded with proceeds from the 110 William refinancing. During the year ended December 31, 2019, we recorded $7.5 million equity in income from the 110 William Joint Venture, which includes a $7.8 million gain related to a distribution received, net of our share of net losses of $0.3 million. We will not record any subsequent equity in income for the 110 William Joint Venture until subsequent equity in income equals the gain recorded. Equity in loss of unconsolidated joint ventures related to the 353 Sacramento Joint Venture decreased from a loss of $3.0 million during the year ended December 31, 2018 to a loss of $0.9 million during the year ended December 31, 2019, primarily due to an increase in occupancy.
Other interest income increased from $1.9 million for the year ended December 31, 2018 to $2.1 million for the year ended December 31, 2019, primarily as a result of increased dividends from money market mutual funds due to our increased investment balance in these funds.
Loss on real estate equity securities was $19.0 million for the year ended December 31, 2018, which was made up of $18.2 million unrealized loss on real estate securities held at December 31, 2018 and a $0.8 million realized loss on real estate securities sold during the year ended December 31, 2018. Gain on real estate equity securities was $20.4 million for the year ended December 31, 2019, which was composed of $16.2 million unrealized gain on real estate securities held at December 31, 2019 and a $4.2 million realized gain on real estate securities sold during the year ended December 31, 2019. We expect gain (loss) on real estate equity securities to fluctuate in future periods as a result of changes in share prices of our investments in real estate equity securities.
During the year ended December 31, 2018, we sold one office building, one office/flex/industrial portfolio consisting of 21 buildings and 124 acres of undeveloped land that resulted in a gain on sale of $80.6 million, which is net of deferred profit of $1.4 million related to proceeds received from the purchaser for the value of land that was contributed to a master association that we consolidated. During the year ended December 31, 2019, we sold one office building, one retail property and one apartment property that resulted in a gain on sale of $34.1 million.
During the year ended December 31, 2018, we recognized loss on extinguishment of debt of $0.5 million related to debt repayments in connection with real estate dispositions. During the year ended December 31, 2019, we recognized loss on extinguishment of debt of $1.1 million related to debt repayments in connection with real estate dispositions.
During the year ended December 31, 2019, we recognized $4.5 million of transaction and related costs, which includes $2.4 million of severance costs and a $1.2 million of acquisition fee to affiliate, in connection with the business combination of a residential home portfolio.
During the year ended December 31, 2019, we terminated our advisory agreement with KBS Capital Advisors LLC and award 3,411,737 restricted shares to KBS Capital Advisors, LLC. As a result, we recognized $32.6 million related to the subordinated performance fee due to KBS Capital Advisors LLC.
For a discussion of the year ended December 31, 2018 compared to the year ended December 31, 2017, please refer to Item 7 of Part II, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which was filed with the SEC on March 8, 2019 and is incorporated herein by reference.
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
In addition, our management uses an adjusted MFFO (“Adjusted MFFO”) as an indicator of our ongoing performance, as well as our dividend sustainability. Adjusted MFFO provides adjustments to reduce MFFO related to operating expenses that are capitalized with respect to certain of our investments in undeveloped land and to increase MFFO related to subordinated performance fee due upon termination to affiliate.
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

•Amortization of discounts and closing costs.  Discounts and closing costs related to debt investments are amortized over the term of the loan as an adjustment to interest income.  This application results in income recognition that is different than the underlying contractual terms of the debt investments.  We have excluded the amortization of discounts and closing costs related to our debt investments in our calculation of MFFO to more appropriately reflect the economic impact of our debt investments, as discounts will not be economically recognized until the loan is repaid and closing costs are essentially the same as acquisition fees and expenses on real estate (discussed below).  We believe excluding these items provides investors with a useful supplemental metric that directly addresses core operating performance;
•Transaction and related costs. Transaction and related costs related to business combinations are expensed when incurred. We exclude them from MFFO to more appropriately present the ongoing operating performance of our real estate investments on a comparative basis. We believe this exclusion is useful to investors as it allows investors to more accurately evaluate the sustainability of our operating performance;
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
•Loss on extinguishment of debt. A loss on extinguishment of debt, which includes prepayment fees related to the extinguishment of debt, represents the difference between the carrying value of any consideration transferred to the lender in return for the extinguishment of a debt and the net carrying value of the debt at the time of settlement. We have excluded the loss from extinguishment of debt in our calculation of MFFO because these losses do not impact the current operating performance of our investments and do not provide an indication of future operating performance; and
•Other-than-temporary impairment of debt securities. An impairment charge on real estate debt securities represents a write-down of the carrying value of the real estate debt securities to reflect the current valuation of the asset. Although these losses are included in the calculation of net income (loss), we have excluded other-than-temporary impairment of debt securities in our calculation of MFFO because these losses do not impact the current operating performance of our investments.
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
Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculations of MFFO and Adjusted MFFO, for the years ended December 31, 2019, 2018 and 2017 (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Year Ended December 31,
	2019	2018	2017
Net (loss) income attributable to common stockholders	$(17,282)	$33,546	$210,644
Depreciation of real estate assets	19,728	19,209	31,761
Amortization of lease-related costs	14,276	15,797	21,685
Gain on sale of real estate (1)	(34,077)	(80,594)	(255,935)
Gain (loss) on real estate equity securities	(20,379)	19,010	—
Adjustments for noncontrolling interests - consolidated entities (2)	2,054	(480)	(495)
Adjustments for investments in unconsolidated entities (3)	(3,126)	12,523	11,842
FFO attributable to common stockholders (4)	(38,806)	19,011	19,502
Straight-line rent and amortization of above- and below-market leases	(5,169)	(5,740)	(4,991)
Amortization of discounts and closing costs	(12)	(108)	(565)
Transaction and related costs	4,462	—	—
Amortization of net premium/discount on bond and notes payable	99	61	49
Loss on extinguishment of debt	1,106	493	478
Unrealized loss on interest rate caps	50	142	105
Mark-to-market foreign currency transaction (gain) loss, net	12,498	(10,141)	15,298
Other-than-temporary impairment of debt securities	—	2,500	—
Adjustments for noncontrolling interests - consolidated entities (2)	(80)	(19)	(35)
Adjustments for investments in unconsolidated entities (3)	(5,601)	(2,296)	(3,521)
MFFO attributable to common stockholders (4)	(31,453)	3,903	26,320
Other capitalized operating expenses (5)	(3,107)	(2,866)	(2,692)
Casualty loss	506	—	—
Subordinated performance fee due upon termination to affiliate	32,640	—	—
Adjustments for noncontrolling interests - consolidated entities (2)	(51)	—	—
Adjusted MFFO attributable to common stockholders	$(1,465)	$1,037	$23,628
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
(4) FFO and MFFO includes $32.6 million of termination fees for the year ended December 31, 2019.
(5) Reflects real estate taxes, property insurance and financing costs that are capitalized with respect to certain of our investments in undeveloped land.  During the periods in which we are incurring costs necessary to bring these investments to their intended use, certain normal recurring operating costs are capitalized in accordance with GAAP and not reflected in our net income (loss), FFO and MFFO.
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
Distributions
Distributions declared, distributions paid and cash flows provided by operations were as follows during 2019 (in thousands, except per share amounts):

	Distribution Declared	Distributions Declared Per Share	Distributions Paid			Cash Flows (Used in) Provided by Operations
Period			Cash	Reinvested	Total
First Quarter 2019	$578	$0.0086	$292	$286	$578	$(7,573)
Second Quarter 2019	573	0.0086	295	278	573	4,159
Third Quarter 2019	570	0.0086	299	271	570	1,270
Fourth Quarter 2019	—	—	—	—	—	(2,012)
	$1,721	$0.0258	$886	$835	$1,721	$(4,156)

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
For the year ended December 31, 2019, we paid aggregate distributions of $1.7 million, including $0.9 million of distributions paid in cash and $0.8 million of distributions reinvested through our dividend reinvestment plan. Our net loss attributable to common stockholders for the year ended December 31, 2019 was $17.3 million and cash flow used in operations was $4.2 million. Our cumulative distributions paid and net income attributable to common stockholders from inception through December 31, 2019 are $194.8 million and $169.4 million, respectively. We have funded our cumulative distributions paid, which includes net cash distributions and distributions reinvested by stockholders, with $1.7 million of prior period cash flow from operating activities in excess of distributions paid. To the extent that we pay distributions from sources other than our cash flow from operations or gains from asset sales, we will have fewer funds available for investment in real estate-related loans, opportunistic real estate, real estate-related debt securities and other real estate-related investments, the overall return to our stockholders may be reduced and subsequent investors may experience dilution.
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
As of January 1, 2018 and December 31, 2019, we had recorded contract liabilities of $3.1 million related to deferred proceeds received from the buyers of the Park Highlands land sales and another developer for the value of land that was contributed to a master association that is consolidated by us, which was included in other liabilities on the accompanying consolidated balance sheets.
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
Real Estate Held for Sale and Discontinued Operations
We generally consider real estate to be “held for sale” when the following criteria are met: (i) management commits to a plan to sell the property, (ii) the property is available for sale immediately, (iii) the property is actively being marketed for sale at a price that is reasonable in relation to its current fair value, (iv) the sale of the property within one year is considered probable and (v) significant changes to the plan to sell are not expected. Real estate that is held for sale and its related assets are classified as “real estate held for sale” and “assets related to real estate held for sale,” respectively, for all periods presented in the accompanying consolidated financial statements. Notes payable and other liabilities related to real estate held for sale are classified as “notes payable related to real estate held for sale” and “liabilities related to real estate held for sale,” respectively, for all periods presented in the accompanying consolidated financial statements. Real estate classified as held for sale is no longer depreciated and is reported at the lower of its carrying value or its estimated fair value less estimated costs to sell. Additionally, with respect to properties that were classified as held for sale in financial statements prior to January 1, 2014, we record the operating results and related gains (losses) on sale as discontinued operations for all periods presented if the operations have been or are expected to be eliminated and we will not have any significant continuing involvement in the operations of the property following the sale. Operating results of properties and related gains on sale that were disposed of or classified as held for sale in the ordinary course of business during the years ended December 31, 2019, 2018 and 2017 that had not been classified as held for sale in financial statements prior to January 1, 2014 are included in continuing operations on our consolidated statements of operations.
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
Real Estate Equity Securities
We determine the appropriate classification for real estate equity securities at acquisition (on the trade date) and reevaluate such designation as of each balance sheet date. As of December 31, 2019, we classified our investments in real estate equity securities as available-for-sale as we intend to hold the securities for the purpose of collecting dividend income and for longer term price appreciation. These investments are carried at their estimated fair value based on quoted market prices for the security. Transaction costs that are directly attributable to the acquisition of real estate equity securities are capitalized to its cost basis.
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
Investments in Unconsolidated Joint Ventures
Equity Method
We account for investments in unconsolidated joint venture entities in which we may exercise significant influence over, but does not control, using the equity method of accounting. Under the equity method, the investment is initially recorded at cost and subsequently adjusted to reflect additional contributions or distributions and our proportionate share of equity in the joint venture’s income (loss). We recognize our proportionate share of the ongoing income or loss of the unconsolidated joint venture as equity in income (loss) of unconsolidated joint venture on the consolidated statements of operations. On a quarterly basis, we evaluate our investment in an unconsolidated joint venture for other-than-temporary impairments. As of December 31, 2019 and 2018, we did not identify any indicators of impairment related to our unconsolidated real estate joint ventures accounted for under the equity method.
Equity Investment Without Readily Determinable Value
Prior to the adoption of ASU No. 2016-01 on January 1, 2018, we accounted for investments in unconsolidated joint venture entities in which we did not have the ability to exercise significant influence and had virtually no influence over partnership operating and financial policies using the cost method of accounting. Under the cost method, income distributions from the partnership were recognized in other income. Distributions that exceed our share of earnings were applied to reduce the carrying value of our investment and any capital contributions increased the carrying value of our investment. On a quarterly basis, we evaluated our cost method investment in an unconsolidated joint venture for other-than-temporary impairments. The fair value of a cost method investment was not estimated if there were no identified events or changes in circumstances that indicated a significant adverse effect on the fair value of the investment. As of December 31, 2018, we did not identify any indicators of impairment related to our unconsolidated real estate joint venture accounted for under the cost method.
In accordance with ASU No. 2016-01, we may elect to measure an equity investment without a readily determinable value that does not qualify for the practical expedient to estimate fair value using the net asset value per share, at its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. We elected to measure our investment in the NIP Joint Venture in accordance with the above guidance, applying it prospectively, and as of December 31, 2018 and December 31, 2019, recorded our investment in the NIP Joint Venture at a cost basis of $1.5 million and $1.2 million, respectively. As of December 31, 2019, we did not identify any indicators of impairment related to our investment in the NIP Joint Venture. Distributions of income from the NIP Joint Venture are recognized in other income. Distributions that exceed our share of earnings are applied to reduce the carrying value of our investment and any capital contributions would increase the carrying value of our investment.
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
Distribution Declared
On January 23, 2020, our board of directors authorized a distribution in the amount of $0.00860000 per share of common stock to stockholders of record as of the close of business on January 24, 2020. On January 29, 2020, we paid distributions of $0.6 million related to this distribution.
Series B Debentures
On February 16, 2020, Pacific Oak Strategic Opportunity BVI issued 254.1 million Israeli new Shekels (approximately $74.1 million as of February 16, 2020) of Series B debentures to Israeli investors pursuant to a public offering registered with the Israel Securities Authority. The Series B Debentures will bear interest at the rate of 3.93% per year. The Series B Debentures have principal installment payments equal to 33.33% of the face amount of the Series B Debentures on January 31st of each year from 2024 to 2026.
Proposed NAV REIT Conversion
On January 22, 2020, we filed a registration statement on Form S-11 with the SEC to offer up to $1 billion in additional shares of our common stock. This new registration statement contemplates a proposed conversion of our company to a perpetual-life net asset value or “NAV” REIT that offers and sells shares of our common stock continuously through a number of distribution channels in ongoing public offerings, and seeks to provide increased liquidity to current and future stockholders through an expansion of our current share redemption program. See “Proposed NAV REIT Conversion” in Item Part I, Item 1 of this Annual Report on Form 10-K for more information.
Proposed Merger
On February 19, 2020, we, Pacific Oak SOR II, LLC, an indirect subsidiary of ours (“Merger Sub”), and Pacific Oak Strategic Opportunity REIT II, Inc. (“POSOR II”) entered into an Agreement and Plan of Merger (the “Merger Agreement”). Subject to the terms and conditions of the Merger Agreement, POSOR II will merge with and into Merger Sub (the “Merger”), with Merger Sub surviving the Merger (the “Surviving Entity”), such that following the Merger, the Surviving Entity will continue as an indirect subsidiary of ours. In accordance with the applicable provisions of the Maryland General Corporation Law, the separate existence of POSOR II shall cease. At the effective time of the Merger and subject to the terms and conditions of the Merger Agreement, each issued and outstanding share of POSOR II’s common stock (or a fraction thereof), $0.01 par value per share, will be converted into the right to receive 0.9643 shares of our common stock, par value $0.01 per share. The combined company after the Merger will retain the name “Pacific Oak Strategic Opportunity REIT, Inc.” The Merger is intended to qualify as a “reorganization” under, and within the meaning of, Section 368(a) of the Internal Revenue Code of 1986, as amended. See “Proposed Merger” in Item Part I, Item 1 of this Annual Report on Form 10-K for more information.
COVID-19
The recent global outbreak of COVID-19 (more commonly known as the Coronavirus) has significantly disrupted economic markets and impacted commercial activity worldwide, including the US, and the prolonged economic impact is uncertain. Customers and potential customers of the properties we own could be adversely affected by the disruption to business caused by the global outbreak of the Coronavirus. This could lead to similar negative impacts on our business. As a result of the disrupted economic markets, our investment in real estate equity securities has experienced significant unrealized losses.
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
The table below summarizes the book value and the interest rate of our real estate debt securities; the notional amounts and average strike rates of our derivative instruments; and outstanding principal balance and the weighted average interest rates for our notes and bonds payable for each category based on the maturity dates as of December 31, 2019 (dollars in thousands):

	Maturity Date						Total Value
	2020	2021	2022	2023	2024	Thereafter		Fair Value
Assets
Interest rate caps, notional amount	$46,875	$77,513	$—	$51,252	$—	$—	$175,640	$12
Strike rate (2)	3.0%	3.5%	—	4.0%	—	—	3.5%

Liabilities
Notes and Bonds Payable, principal outstanding
Fixed rate - notes and bond payable	$—	$—	$—	$—	$—	$67,965	$67,965	$69,924
Average interest rate (3)	—	—	—	—	—	6.1%	6.1%
Fixed rate - debentures	$56,186	$56,186	$56,186	$56,188	$—	$—	$224,746	$229,877
Average interest rate (3)	4.3%	4.3%	4.3%	4.3%	—	—	4.3%
Variable rate	$81,421	$222,288	$21,970	$59,690	$—	$—	$385,369	$385,925
Average interest rate (3)	4.2%	3.4%	3.4%	3.2%	—	—	3.5%

Foreign currency collar, notional amount	776,182 ILS	—	—	—	—	—	776,182 ILS	$(179)
Strike price	3.38 - 3.4991 ILS - USD	—	—	—	—	—	3.38 - 3.4991 ILS - USD
_____________________
(1) The annual effective interest rate represents the actual interest income recognized during 2019 using the interest method, divided by the average amortized cost basis of the investments.
(2) The strike rate caps one-month LIBOR on the applicable notional amount.
(3) Average interest rate is the weighted-average interest rate. Weighted-average interest rate as of December 31, 2019 is calculated as the actual interest rate in effect at December 31, 2019 (consisting of the contractual interest rate and the effect of contractual floor rates, if applicable), using interest rate indices at December 31, 2019, where applicable.
As of December 31, 2019, we had entered into one foreign currency collar to hedge against a change in the exchange rate of the Israeli new Shekel versus the U.S. Dollar. On November 25, 2019, we entered into a foreign currency collar with an aggregate Israeli new Shekels notional amount of 776.2 million which expires on February 26, 2020. The foreign currency collar consists of a purchased call option to buy Israeli new Shekels at 3.3800 and a sold put option to sell the Israeli new Shekels at 3.4991. The foreign currency collar is intended to permit us to exchange, on the settlement date of the collar, 776.2 million Israeli new Shekels for an amount ranging from $221.8 million to $229.6 million.

As of December 31, 2019, we held 5,000 Israeli new Shekels and 21.8 million Israeli new Shekels in cash and restricted cash, respectively. In addition, as of December 31, 2019, we had bonds outstanding and the related interest payable in the amounts of 776.2 million Israeli new Shekels and 11.0 million Israeli new Shekels, respectively. Foreign currency exchange rate risk is the possibility that our financial results could be better or worse than planned because of changes in foreign currency exchange rates. Based solely on the remeasurement for the year ended December 31, 2019, if foreign currency exchange rates were to increase or decrease by 10%, our net income would increase or decrease by approximately $20.1 million and $24.6 million, respectively, for the same period. The foreign currency transaction income or loss as a result of the change in foreign currency exchange rates does not take into account any gains or losses on our foreign currency collar as a result of such change, which would reduce our foreign currency exposure.
We borrow funds at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of December 31, 2019, the fair value of our Pacific Oak SOR (BVI) Holdings, Ltd. Series A Debentures was $229.9 million and the outstanding principal balance was $224.7 million. As of December 31, 2019, excluding the Pacific Oak SOR (BVI) Holdings, Ltd. Series A Debentures, the fair value of our fixed rate debt was $69.9 million and the outstanding principal balance of our fixed rate debt was $68.0 million. The fair value estimate of our Pacific Oak SOR (BVI) Holdings, Ltd. Series A Debentures was calculated using the quoted bond price as of December 31, 2019 on the Tel Aviv Stock Exchange of 103.70 Israeli new Shekels. The fair value estimate of our fixed rate debt was calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of December 31, 2019.  As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting changes in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on variable rate debt would change our future earnings and cash flows, but would not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. As of December 31, 2019, we were exposed to market risks related to fluctuations in interest rates on $385.4 million of variable rate debt outstanding. As of December 31, 2019, we had entered into one interest rate cap with a notional amount of $46.9 million that effectively limits one-month LIBOR at 3.0% effective February 21, 2017 through February 13, 2020, one interest rate cap with a notional amount of $77.5 million that effectively limits one-month LIBOR at 3.5% effective April 2, 2018 through March 5, 2021 and one interest cap with a notional amount of $51.3 million that effectively limits one-month LIBOR at 4.0% effective June 1, 2019 through May 22, 2023. Based on interest rates as of December 31, 2019, if interest rates were 100 basis points higher or lower during the 12 months ending December 31, 2020, interest expense on our variable rate debt would increase or decrease by $3.9 million and $3.9 million, respectively.
The weighted-average interest rates of our fixed rate debt and variable rate debt as of December 31, 2019 were 3.5% and 4.4%, respectively. The interest rate and weighted-average interest rate represent the actual interest rate in effect as of December 31, 2019 (consisting of the contractual interest rate and the effect of contractual floor rates, if applicable), using interest rate indices as of December 31, 2019 where applicable.
We are exposed to financial market risk with respect to our real estate equity securities. Financial market risk is the risk that we will incur economic losses due to adverse changes in our real estate equity security prices. Our exposure to changes in real estate equity security prices is a result of our investment in these types of securities. Market prices are subject to fluctuation and, therefore, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market prices of a real estate equity security may result from any number of factors, including perceived changes in the underlying fundamental characteristics of the issuer, the relative price of alternative investments, interest rates, default rates and general market conditions. In addition, amounts realized in the sale of a particular security may be affected by the relative quantity of the real estate equity security being sold. We do not currently engage in derivative or other hedging transactions to manage our real estate equity security price risk. As of December 31, 2019, we owned real estate equity securities with a book value of $81.4 million. Based solely on the prices of real estate equity securities for the twelve months ended December 31, 2020, if prices were to increase or decrease by 10%, our net income would increase or decrease, respectively, by approximately $8.1 million.
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
In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).
Based on its assessment, our management believes that, as of December 31, 2019, our internal control over financial reporting was effective based on those criteria.
Changes in Internal Control over Financial Reporting
On November 1, 2019, we entered into an advisory agreement with a new external advisor, Pacific Oak Capital Advisors, LLC, and as a result, all processes have been affected by this change. In most cases, the accounting functions are the same but performed by new personnel. Effective November 1, 2019, Michael A. Bender was appointed to serve as our Executive Vice President, Treasurer, Secretary and Chief Financial Officer-Elect and on November 8, 2019 became Chief Financial Officer. The new external advisor has transitioned most accounting functions to a service provider during our last fiscal quarter, and this resulted in a change to our processes and control environment. There were no other changes to our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
As of the year ended December 31, 2019, all items required to be disclosed under Form 8-K were reported under Form 8-K.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We have provided below certain information about our executive officers and directors.

Name	Position(s)	Age*
Keith D. Hall	Chief Executive Officer and Director	61
Peter McMillan III	Chairman of the Board, President and Director	62
Michael A. Bender	Chief Financial Officer, Treasurer and Secretary	60
William M. Petak	Independent Director	58
Eric J. Smith	Independent Director	62
Kenneth G. Yee	Independent Director	60
_____________________
* As of March 1, 2020.
Keith D. Hall is our Chief Executive Officer and one of our directors, positions he has held since December 2008 and October 2008, respectively. He is also the Chief Executive Officer and a director of Pacific Oak Strategic Opportunity REIT II, positions he has held since February 2013. He is a former Executive Vice President of KBS REIT II, KBS REIT III and KBS Growth & Income REIT. Mr. Hall was Executive Vice President of KBS Real Estate Investment Trust, Inc (“KBS REIT I”) from June 2005 until its liquidation in December 2018. Mr. Hall owns and controls a 50% interest in Pacific Oak Holding, which is the sole owner of our current advisor. Mr. Hall also owns and controls a 50% interest in GKP Holding LLC. GKP Holding owns a 33 1/3% interest in KBS Holdings LLC, which is the sole owner of our former advisor (KBS Capital Advisors) and our former dealer manager (KBS Capital Markets Group). KBS Holdings is a sponsor of our company, and is or was a sponsor of KBS REIT I, KBS REIT II, KBS REIT III, KBS Legacy Partners Apartment REIT, Inc. (“KBS Legacy Partners Apartment REIT”), Pacific Oak Strategic Opportunity REIT II and KBS Growth & Income REIT, which were formed in 2008, 2005, 2007, 2009, 2009, 2013 and 2015, respectively. Mr. Hall is also a member of the investment committee formed by our advisor to evaluate and recommend new investment opportunities for us.
Mr. Hall is affiliated with Willowbrook Capital Group, LLC, an asset management company. Mr. Hall is also a founder of Pacific Oak Capital Group, a real estate asset management company formed in 2018, and its family of companies. Prior to commencing his affiliation with Willowbrook in 2000, Mr. Hall was a Managing Director at CS First Boston, where he managed the distribution strategy and business development for the Principal Transaction Group’s $18.0 billion real estate securities portfolio. Mr. Hall’s two primary business unit responsibilities were Mezzanine Lending and Commercial Real Estate Development. Before joining CS First Boston in 1996, he served as a Director in the Real Estate Products Group at Nomura Securities, with responsibility for the company’s $6.0 billion annual pipeline of fixed-income, commercial mortgage-backed securities. During the 1980s, Mr. Hall was a Senior Vice President in the High Yield Department of Drexel Burnham Lambert’s Beverly Hills office, where he was responsible for distribution of the group’s high-yield real estate securities. Mr. Hall received a Bachelor of Arts Degree with honors in Finance from California State University, Sacramento.
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
Peter McMillan III is our President, the Chairman of the Board and one of our directors, positions he has held since December 2008. He is also President, Chairman of the Board and a director of Pacific Oak Strategic Opportunity REIT II, positions he has held since February 2013. Mr. McMillan has previously served as an Executive Vice President, the Treasurer and Secretary and a director of KBS Growth & Income REIT and KBS REIT III. From June 2005 until its liquidation in December 2018, Mr. McMillan was Executive Vice President, Treasurer, Secretary and a director of KBS REIT I. From August 2007 through August 2018 he served as Executive Vice President, Treasurer and Secretary of KBS REIT II and from August 2007 through February 2019 he was also a director of KBS REIT II. From August 2009 until its liquidation in December 2018, Mr. McMillan was Executive Vice President of KBS Legacy Partners Apartment REIT. Mr. McMillan owns and controls a 50% interest in Pacific Oak Holding, which is the sole owner of our current advisor. Mr. McMillan also owns and controls a 50% interest in GKP Holding LLC. GKP Holding owns a 33 1/3% interest in KBS Holdings LLC, which is the sole owner of our former advisor (KBS Capital Advisors) and our former dealer manager (KBS Capital Markets Group). KBS Holdings is a sponsor of our company, and is or was a sponsor of KBS REIT I, KBS REIT II, KBS REIT III, Pacific Oak Strategic Opportunity REIT II, KBS Legacy Partners Apartment REIT and KBS Growth & Income REIT, which were formed in 2008, 2005, 2007, 2009, 2009, 2013 and 2015, respectively. Mr. McMillan is also a member of the investment committee formed by our advisor to evaluate and authorize new investment opportunities for us.

Mr. McMillan is a Partner and co-owner of Temescal Canyon Partners LP, an investment advisor formed in 2013 to manage a multi-strategy hedge fund on behalf of investors. Mr. McMillan is also a founder of Pacific Oak Capital Group, a real estate asset management company formed in 2018, and its family of companies. Mr. McMillan is also a co-founder and the Managing Partner of Willowbrook Capital Group, LLC, an asset management company. In addition, since November 2017, Mr. McMillan has served as Chairman and a director for Keppel Pacific Oak-US REIT Management Pte. Ltd., which is the Manager of Keppel Pacific Oak US REIT. Prior to forming Willowbrook in 2000, Mr. McMillan served as an Executive Vice President and Chief Investment Officer of SunAmerica Investments, Inc., which was later acquired by AIG. As Chief Investment Officer, he was responsible for over $75.0 billion in assets, including residential and commercial mortgage-backed securities, public and private investment grade and non-investment grade corporate bonds and commercial mortgage loans and real estate investments. Before joining SunAmerica in 1989, he served as Assistant Vice President for Aetna Life Insurance and Annuity Company with responsibility for the company’s $6.0 billion fixed income portfolios. Mr. McMillan received his Master of Business Administration in Finance from the Wharton Graduate School of Business at the University of Pennsylvania and his Bachelor of Arts Degree with honors in Economics from Clark University. Mr. McMillan is a member of the board of directors of TCW Funds, Inc. and TCW Strategic Income Fund, Inc., and is a member of the board of trustees of Metropolitan West Funds.
Our board of directors has concluded that Mr. McMillan is qualified to serve as one of our directors and the Chairman of the Board for reasons including his expertise in real estate finance and with real estate-related investments. With over 30 years of experience investing in and managing real estate-related debt investments, Mr. McMillan offers insights and perspective with respect to our real estate-related investment portfolio as well as our real estate portfolio. As one of our executive officers and a principal of our advisor, Mr. McMillan is also able to direct our board of directors to the critical issues facing our company. Further, his experiences as a director of Pacific Oak Strategic Opportunity REIT II, TCW Mutual Funds, and Metropolitan West Funds and as a former director of KBS REIT I, KBS REIT II, KBS REIT III, KBS Growth & Income REIT, TCW Alternative Funds and Steinway Musical Instruments, Inc. provide him with an understanding of the requirements of serving on a public company board and qualify him to serve as the chairman of our board of directors.
Michael A. Bender has served as our Executive Vice President, Chief Financial Officer, Treasury and Secretary since November 2019. Mr. Bender has also served in the same roles for Pacific Oak Strategic Opportunity REIT II since November 2019. Mr. Bender has served as Chief Financial Officer of Pacific Oak Capital Advisors since July 2019. Prior to joining our advisor in 2019, Mr. Bender was self-employed as a private consultant primarily engaged in commercial real estate finance from January 2017 to July 2019. From January 2016 to January 2017, Mr. Bender served as Chief Financial Officer for Kamal Osman Janjoom Group LLC, a Dubai-based retail company focused in the Middle East, where he was responsible for all aspects of accounting, reporting, control, corporate finance and treasury. From October 2007 to January 2016, Mr. Bender was Chief Financial Officer and Chief Accounting Officer for Spirit Realty Capital, Inc., a NYSE-traded commercial property REIT. During his eight years at Spirit Realty Capital, Mr. Bender was in charge of accounting, reporting, control, corporate finance and treasury.
Before joining Spirit Realty Capital, Inc. in 2007, Mr. Bender held positions including Assistant Corporate Controller for Allied Waste, Inc., Vice President of Global External Reporting for American Express Corporation, Chief Financial Officer for FINOVA Realty Capital and senior manager for Deloitte & Touche, LLP. Mr. Bender earned a Bachelor of Science Degree in Accounting and a Master of Business Administration from Arizona State University. He is a Certified Public Accountant.
William M. Petak is one of our independent directors, a position he has held since October 2009. He previously served as an independent director and chair of the conflicts committee of Pacific Oak Strategic Opportunity REIT II from April 2014 through August 2017. Since April 2009, Mr. Petak has served as the President and Chief Executive Officer of CorAmerica Capital, LLC, a commercial real estate loan investment manager. CorAmerica Capital was established to acquire discounted performing mortgage and real estate-related assets as well as originate new real estate investments. Mr. Petak has over 30 years of experience in the real estate industry and 20 years of experience investing in real estate-related debt investments. From January 2005 to April 2009, Mr. Petak served as Senior Vice President and Director for AIG Mortgage Capital, LLC, a subsidiary of American International Group, Inc. (AIG). Mr. Petak also served as National Head of Mortgage Lending and Real Estate for the retirement services company, SunAmerica, Inc., from January 1999 to August 2001, and served as Managing Director for AIG Investments, Inc. as well as National Head of Mortgage Lending and Real Estate for both SunAmerica and the life insurance company American General from August 2001 to April 2009.
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
The board of directors has concluded that Mr. Petak is qualified to serve as one of our independent directors for reasons including his expertise in the real estate finance markets. With over 30 years of experience in the real estate industry and over 20 years of experience investing in real estate-related debt, Mr. Petak offers insights and perspective with respect to our investment portfolio. Further, as a former director and former chair of the conflicts committee of Pacific Oak Strategic Opportunity REIT II and as a member of the Mortgage Bankers Association, the Commercial Mortgage Securities Association, the CRE Financial Council, the Life Mortgage and Real Estate Officer Council, the President’s Council of the Real Estate Roundtable and a founding member, current Chairman Emeritus and past Chairman of the Richard S. Ziman Center for Real Estate at the UCLA Anderson School of Management, Mr. Petak is regularly and actively engaged in both the professional and academic community.
Eric J. Smith is one of our independent directors and is the chairman of the conflicts committee, positions he has held since October 2009. Mr. Smith has over 30 years of experience in the real estate finance industry. From October 2018 to March 2019, Mr. Smith served as the Director of Financial Institutions U.S. Capital Markets for Funding Circle, a firm that is the leading small business loans platform globally. From January 2014 through December 2017, Mr. Smith served as Managing Director for Situs Group, LLC, a firm that provides commercial real estate advisory services and solutions. From March 2012 to January 2013, Mr. Smith served as Managing Director-Sales for Loan Value Group, a firm that works with holders of residential mortgage risk to reduce their exposure to borrower strategic default. From 1985 to 2009, Mr. Smith was employed by the Credit Suisse Group and its predecessor firms. From September 2004 to February 2009, he was the Managing Director, Fixed Income Sales for the Securitized Products unit. From 2002 to September 2004, he was Managing Director and San Francisco Branch Manager, Fixed Income Sales. From 1998 to 2002, he was Director, Fixed Income Sales. From 1985 to 1998, he was Vice President, Fixed Income Sales. While at Credit Suisse and its predecessor firms, he was responsible for the acquisition and disposition of residential and commercial whole loans, public and private investment grade and non-investment grade residential and commercial mortgage-backed securities and CDOs. He also executed trades in U.S. government securities, asset-backed securities, corporate bonds and repurchase lending. Prior to working for Credit Suisse and its predecessor firms, Mr. Smith was with Farmer’s Savings as a regional director for real estate mortgage acquisitions and with Wells Fargo Mortgage as a Vice President in their Secondary Mortgage Division. Mr. Smith received a Bachelor of Science in Finance from California State University Sacramento. Mr. Smith holds FINRA Series 3, 5, 7, 9, 10 and 63 licenses.
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
Kenneth G. Yee is one of our independent directors and is the Chairman of the Audit Committee, positions he has held since April 2017 and May 2017, respectively. He is also an independent director and Chairman of the Audit Committee of Pacific Oak Strategic Opportunity REIT II, positions he has held since April 2017 and May 2017, respectively. Since 2000, Mr. Yee has been the President and Chief Executive Officer of Ridgecrest Capital, Inc., a real estate financial advisory services and structured finance firm. Mr. Yee previously served in the same positions for Ridgecrest Capital, Inc. from 1992 to 1997. From 2007 to June 2011, Mr. Yee was also the managing director of Cappello Capital Corp., where he was responsible for sourcing, evaluating, structuring and placing transactions relating to domestic and international real estate equity and debt, and small and middle market corporate capital raising and mergers and acquisitions. Mr. Yee served as Senior Vice President of Acquisitions for Imperial Credit Commercial Mortgage Investment Corp from 1998 to 1999. From 1990 to 1991, Mr. Yee served as Vice President and Controller for Secured Capital Corp. (now known as Eastdil Secured LLC, formerly a division of Wells Fargo), a real estate advisory and investment banking firm. Prior to that, he was a Vice President at Drexel Burnham Lambert from 1987 to 1990. From 1986 to 1987, Mr. Yee was an associate consultant for Kenneth Leventhal & Company, a real estate consulting and public accounting firm. Mr. Yee was a financial analyst with Deseret Pacific Mortgage from 1985 to 1986 and he was a senior accountant with Ernst & Whinney, a public accounting firm, from 1982 to 1985.

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
Our board of directors has concluded that Mr. Yee is qualified to serve as one of our independent directors for reasons including his expertise with respect to real estate equity and debt transactions and accounting matters. With more than 25 years of experience with real estate equity and debt transactions, Mr. Yee is well-positioned to advise the board with respect to potential investment opportunities and investment management. In addition, with over 30 years of experience as a Certified Public Accountant, Mr. Yee provides our board of directors with substantial expertise regarding real estate accounting and financial reporting matters
The Audit Committee
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
Code of Conduct and Ethics
We have adopted a Code of Conduct and Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. Our Code of Conduct and Ethics can be found at http://www.pacificoakcmg.com/offering/reit-i.
ITEM 11. EXECUTIVE COMPENSATION
Compensation of Executive Officers
Our executive officers do not receive compensation directly from us for services rendered to us. Our executive officers are officers and/or employees of, or hold an indirect ownership interest in our advisor, and/or its affiliates, and our executive officers are compensated by these entities, in part, for their services to us. See Part III, Item 13, “Certain Relationships and Related Transactions and Director Independence — Report of the Conflicts Committee” for a discussion of the fees paid to our advisor and its affiliates.
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
We have provided below certain information regarding compensation earned by or paid to our directors during fiscal year 2019.

Name	Fees Earned or Paid in Cash in 2019 (1)	All Other Compensation	Total
William M. Petak	$228,333	$—	$228,333
Eric J. Smith	248,333	—	248,333
Kenneth G. Yee	150,333	—	150,333
Peter McMillan III (2)	—	—	—
Keith D. Hall (2)	—	—	—
_____________________
(1) Fees Earned or Paid in Cash in 2019 include meeting fees earned in: (i) 2018 but paid in 2019 as follows: Mr. Petak $3,333, Mr. Smith $3,333 and Mr Yee $3,333; and (ii) 2019 and paid or to be paid in 2020 as follows: Mr. Petak $7,333, Mr. Smith $7,333 and Mr Yee $3,333.
(2) Directors who are also our executive officers do not receive compensation for services rendered as a director.

Cash Compensation
We compensate each of our independent directors with an annual retainer of $40,000. In addition, we pay our independent directors for attending board and audit and conflicts committee meetings as follows:
•$2,500 for each board meeting attended;
•$2,500 for each committee meeting attended, except that the chairman of the committee is paid $3,000 for each committee meeting attended;
•$2,000 for each teleconference board meeting attended; and
•$2,000 for each teleconference committee meeting attended, except that the chairman of the committee is paid $3,000 for each teleconference committee meeting attended.
All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors and committee meetings.
From time to time our board of directors may create other committees with additional and different compensation.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Stock Ownership
The following table shows, as of March 1, 2020, the amount of our common stock beneficially owned (unless otherwise indicated) by (i) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (ii) our directors, (iii) our executive officers, and (iv) all of our directors and executive officers as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of all Shares
KBS Capital Advisors LLC	30,746	(1)	*
Keith D. Hall, Chief Executive Officer and Director	543,087	(1)(2)	*
Peter McMillan III, Chairman of the Board, President and Director	543,087	(1)(2)	*
Michael A. Bender, Chief Financial Officer, Treasurer and Secretary	—		—
William M. Petak, Independent Director	—		—
Eric J. Smith, Independent Director	—		—
Kenneth G. Yee, Independent Director	—		—
All directors and executive officers as a group	543,087	(1)(2)	*
_____________________
* Less than 1% of the outstanding common stock.
(1) Includes 30,746 shares owned by KBS Capital Advisors, which is indirectly owned and controlled by Keith D. Hall and Peter McMillan III. None of the shares are pledged as security. The address of this beneficial owner is 800 Newport Center Drive, Suite 700, Newport Beach, California 92660.
(2) Includes 511,927 shares owned by Willowbrook Capital Group LLC, which is directly owned and controlled by Peter McMillan III and Keith D. Hall. None of the shares are pledged as security. The address of this beneficial owner is 11150 Santa Monica Blvd., Suite 400, Los Angeles, California 90025.
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
Offering Policy. We continue to offer shares of common stock under our dividend reinvestment plan and may do so until we have sold all 40,000,000 shares available for sale. We expect to use substantially all of the net proceeds from the sale of shares under our dividend reinvestment plan for general corporate purposes, including, but not limited to, the redemption of shares under our share redemption program, the funding of capital expenditures on our real estate investments or the repayment of debt. For the year ended December 31, 2019, the costs of raising capital in our dividend reinvestment plan represented less than 3.2% of the capital raised.
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
Acquisition and Investment Policies. As of December 31, 2019, we consolidated six office properties, one office portfolio consisting of four office buildings and 14 acres of undeveloped land, one apartment property and three investments in undeveloped land with approximately 1,000 developable acres, one residential home portfolio consisting of 993 single-family homes and owned five investments in unconsolidated joint ventures and three investments in real estate equity securities.
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
Our charter limits our leverage to 75% of the cost of our tangible assets; however, we may exceed that limit if a majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our common stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of December 31, 2019, we had $678.1 million in outstanding debt. As of December 31, 2019, our borrowings and other liabilities were both approximately 68% of the cost (before depreciation and other noncash reserves) and book value (before depreciation) of our tangible assets, respectively.

Disposition Policies. The period that we will hold our investments will vary depending on the type of asset, interest rates and other factors. Our advisor has developed a well-defined exit strategy for each investment we have made. Pacific Oak Capital Advisors will continually perform a hold-sell analysis on each asset in order to determine the optimal time to hold the asset and generate a strong return for our stockholders. Economic and market conditions may influence us to hold our investments for different periods of time. We may sell an asset before the end of the expected holding period if we believe that market conditions have maximized its value to us or the sale of the asset would otherwise be in the best interests of our stockholders. During the year ended December 31, 2019, we sold one office building, one retail property and one apartment property and there were no properties classified as held for sale December 31, 2019. Additionally, during the year ended December 31, 2019, we liquidated our position in Whitestone REIT and sold 1,781,894 shares of common stock. The disposition strategy is consistent with our objectives of acquiring opportunistic investments, improving the investments and timing asset sales to realize the growth in the value that was created during our hold period.
Policy Regarding Working Capital Reserves. We establish an annual budget for capital requirements and working capital reserves each year that we update periodically during the year. We may use proceeds from our dividend reinvestment plan, debt proceeds and our cash flow from operations to meet our needs for working capital and to build a moderate level of cash reserves.
Policies Regarding Operating Expenses. For the four consecutive quarters ended December 31, 2019, based on the definitions of total operating expenses, net income and average invested assets in our charter, our total operating expenses were approximately $48.2 million, we had a net loss of approximately $35.3 million and our average invested assets were approximately $895.4 million. For the four consecutive quarters ended December 31, 2019, our total operating expenses represented approximately 5.4% of average invested assets. Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. The conflicts committee determined that the relationship of our operating expenses to our average invested assets was justified given that we chose to terminate our advisory agreement with our prior external advisor and were contractually obligated to pay them a performance fee due upon termination.
Our Policy Regarding Transactions with Related Persons
Our charter requires the conflicts committee to review and approve all transactions between us and our advisor, any of our officers or directors or any of their affiliates. Prior to entering into a transaction with a related party, a majority of the conflicts committee must conclude that the transaction is fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties. In addition, our Code of Conduct and Ethics lists examples of types of transactions with related parties that would create prohibited conflicts of interest and requires our officers and directors to be conscientious of actual and potential conflicts of interest with respect to our interests and to seek to avoid such conflicts or handle such conflicts in an ethical manner at all times consistent with applicable law. Our executive officers and directors are required to report potential and actual conflicts to the Compliance Officer, currently our Chief Financial Officer, via the Ethics Hotline, or directly to the audit committee chair, as appropriate.
Certain Transactions with Related Persons
The conflicts committee has reviewed the material transactions between our affiliates and us since the beginning of 2019 as well as any such currently proposed material transactions. Set forth below is a description of such transactions and the conflicts committee’s report on their fairness.
As described further below, we have entered into agreements with certain affiliates pursuant to which they provide services to us. Keith D. Hall and Peter McMillan III control and indirectly own Pacific Oak Holding Group, LLC, our sponsor since November 1, 2019. Pacific Oak Holding is the sole owner of Pacific Oak Capital Advisors, LLC, our advisor since November 1, 2019. Messrs. Hall and McMillan are also two of our executive officers and directors.
In addition, along with Charles J. Schreiber, Jr., Keith D. Hall and Peter McMillan III control and indirectly own KBS Holdings LLC, our sponsor prior to November 1, 2019. KBS Holdings is the sole owner of KBS Capital Advisors LLC, our advisor prior to November 1, 2019, and KBS Capital Markets Group LLC, the entity that acted as the dealer manager of our now-terminated primary initial public offering.
Our Relationships with KBS Capital Advisors and Pacific Oak Capital Advisors. From our inception through October 31, 2019, KBS Capital Advisors provided day-to-day management of our business. Among the services provided by KBS Capital Advisors under the terms of the KBS Capital Advisors advisory agreement were the following:
•finding, presenting and recommending investment opportunities to us consistent with our investment policies and objectives;
•making investment decisions for us, subject to the limitations in our charter and the direction and oversight of our board of directors;

•acquiring investments on our behalf;
•sourcing and structuring our loan originations;
•arranging for financing and refinancing of our investments;
•formulating and overseeing the implementation of strategies for the administration, promotion, management, operation, financing and refinancing, marketing, servicing and disposition of our investments;
•engaging and supervising our agents;
•performing administrative services and maintaining our accounting; and
•assisting us with our regulatory compliance.
KBS Capital Advisors was subject to the supervision of the board of directors and only had such authority as we delegated to it as our agent. The advisory agreement with KBS Capital Advisors terminated on October 31, 2019, and we hired Pacific Oak Capital Advisors under substantially the same terms on November 1, 2019. Our advisory agreement with Pacific Oak Capital Advisors has a one-year term subject to an unlimited number of successive one-year renewals upon the mutual consent of the parties.
From January 1, 2019 through the most recent date practicable, which was January 31, 2020, we compensated our then-current advisor as set forth below.
We incurred acquisition and origination fees payable to our advisor equal to 1.0% of the cost of investments acquired by us, or the amount funded by us to acquire or originate loans, including acquisition and origination expenses and any debt attributable to such investments. Acquisition and origination fees relate to services provided in connection with the selection and acquisition or origination of real estate and real estate-related investments. From January 1, 2019 through January 31, 2020, our advisors and their affiliates incurred approximately $2.3 million of acquisition and origination fees.
In addition to acquisition and origination fees, we reimbursed our advisor for customary acquisition and origination expenses, whether or not we ultimately acquire the asset. From January 1, 2019 through January 31, 2020, our advisors and their affiliates did not incur any such costs on our behalf.
For asset management services, we paid our advisor a monthly fee. With respect to investments in loans and any investments other than real property, the asset management fee was a monthly fee calculated, each month, as one-twelfth of 0.75% of the lesser of (i) the amount actually paid or allocated to acquire or fund the loan or other investment, inclusive of fees and expenses related thereto and the amount of any debt associated with or used to acquire or fund such investment and (ii) the outstanding principal amount of such loan or other investment, plus the fees and expenses related to the acquisition or funding of such investment, as of the time of calculation. With respect to investments in real property, the asset management fee was a monthly fee equal to one-twelfth of 0.75% of the sum of the amount paid or allocated to acquire the investment, plus the cost of any subsequent development, construction or improvements to the property, and inclusive of fees and expenses related thereto and the amount of any debt associated with or used to acquire such investment. In the case of investments made through joint ventures, the asset management fee is determined based on our proportionate share of the underlying investment, inclusive of our proportionate share of any fees and expenses related thereto. From January 1, 2019 through January 31, 2020, our asset management fees totaled $8.8 million.
Under the advisory agreements, our advisors and their affiliates had the right to seek reimbursement from us for all costs and expenses they incurred in connection with their provision of services to us, including our allocable share of our advisor’s overhead, such as rent, employee costs, utilities and information technology costs. Our advisor was permitted to seek reimbursement for employee costs under the advisory agreement. Commencing July 1, 2010, we have reimbursed our advisor for our allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to us. However, we did not reimburse our advisor or its affiliates for employee costs in connection with services for which our advisor earned acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries and benefits our advisor or its affiliates paid to our executive officers. From January 1, 2019 through January 31, 2020, we reimbursed our advisors for an additional $0.2 million of operating expenses.
For substantial assistance in connection with the sale of properties or other investments, we paid our advisor or its affiliates 1.0% of the contract sales price of each loan, debt-related security, real property or other investment sold (including residential or commercial mortgage-backed securities or collateralized debt obligations issued by a subsidiary of ours as part of a securitization transaction); provided, however, that if in connection with such disposition, commissions are paid to third parties unaffiliated with our advisor, the fee paid to our advisor and its affiliates could not exceed the commissions paid to such unaffiliated third parties, and provided further that the disposition fees paid to our advisor, its affiliates and unaffiliated third parties could not exceed 6.0% of the contract sales price. From January 1, 2019 through January 31, 2020, we incurred approximately $1.6 million of disposition fees.

Subordinated Performance Fee Due Upon Termination
We and KBS Capital Advisors agreed to terminate our advisory agreement effective October 31, 2019. In connection with that agreement, we agreed to pay KBS Capital Advisors a subordinated performance fee due upon termination in the form of restricted shares of our common stock (“Restricted Shares”), to be paid to KBS Capital Advisors upon the filing of this Annual Report on Form 10-K. The number of restricted shares to be awarded has been set at 3,411,737 shares. This termination payout value to KBS Capital Advisors (the “KBS Termination Fee Value”) was determined based on our performance from inception through September 30, 2018. In other words, it was based on our participation fee potential liability to KBS Capital Advisors calculated with respect to the November 12, 2018 estimated value per share. As a result, when we hired Pacific Oak Capital Advisors as our new advisor on November 1, 2019, we agreed to a participation fee that was based on our performance from September 30, 2018. The Restricted Shares vest on November 1, 2021. Within 60 days from vesting of the Restricted Shares, we will redeem 50% of the Restricted Shares, with the amount of the cash payment per share determined based on the then most recent net asset value of the shares (which shall not be more than six months old). The remaining vested Restricted Shares (the “Remaining Shares”) shall not be eligible for redemption under our share redemption program unless the we have satisfied all outstanding redemption requests from other stockholders, provided that (a) this restriction may be waived in certain situations, such as upon a change of control of our company and (b) notwithstanding the foregoing, within 60 days after November 1, 2024, we shall be required to redeem any Remaining Shares, separate and outside of any general stockholder share redemption program, at the then most recent net asset value per share (which shall not be more than six months old), provided that such outstanding shares are owned or controlled by Charles J. Schreiber, Jr. or the estate of Peter M. Bren, and provided further that pursuant to this clause (b) we will only be required to redeem that number Remaining Shares which, when added to any previously redeemed Remaining Shares owned or controlled by Charles J. Schreiber, Jr. or the estate of Peter M. Bren, does not exceed two-thirds of the total number of Remaining Shares.
We also agreed with KBS Capital Advisors and Pacific Oak Capital Advisors that with respect to any fiscal quarter that any matter related to the award of Restricted Shares results in a company expense that falls within the definition of Total Operating Expenses (as defined in our charter), if Total Operating Expenses for the four consecutive fiscal quarters then ended exceed the 2%/25% Guidelines (as defined in our charter), then our conflicts committee will determine an Excess Amount (as defined in our charter) is justified, based on unusual and non-recurring factors that it deems sufficient, in an amount sufficient (a) to allow the portion of Total Operating Expenses for the four consecutive fiscal quarters then ended comprised of the Restricted Shares expenses to be paid or incurred by the company without reimbursement by the Advisor (as defined in our charter) and (b) to allow any other portion of Total Operating Expenses for the four consecutive fiscal quarters then ended to be paid or incurred by the company without reimbursement by the Advisor, to the extent such portion alone (i.e., that portion of Total Operating Expenses exclusive of the Restricted Shares expenses) would not have exceeded the 2%/25% Guidelines.
Subordinated Participation in Net Cash Flows (payable only if we are not listed on a national exchange)
After investors in our offerings have received, together as a collective group, aggregate distributions (including distributions that may constitute a return of capital for federal income tax purposes) sufficient to provide (i) a return of their net invested capital, or the amount calculated by multiplying the total number of shares purchased by stockholders by the issue price, reduced by any amounts to repurchase shares pursuant to our share redemption program, (ii) a 7.0% per year cumulative, noncompounded return on such net invested capital, and (iii) the value of the KBS Termination Fee Payout, Pacific Oak Capital Advisors is entitled to receive 15.0% of our net cash flows, whether from continuing operations, net sale proceeds or otherwise. Net sales proceeds means the net cash proceeds realized by us after deduction of all expenses incurred in connection with a sale, including disposition fees paid to Pacific Oak Capital Advisors. The 7.0% per year cumulative, noncompounded return on net invested capital is calculated on a daily basis. In making this calculation, the net invested capital is reduced to the extent distributions in excess of a cumulative, noncompounded, annual return of 7.0% are paid (from whatever source), except to the extent such distributions would be required to supplement prior distributions paid in order to achieve a cumulative, noncompounded, annual return of 7.0% (invested capital is only reduced as described in this sentence; it is not reduced simply because a distribution constitutes a return of capital for federal income tax purposes). The 7.0% per year cumulative, noncompounded return is not based on the return provided to any individual stockholder. Accordingly, it is not necessary for each of our stockholders to have received any minimum return in order for Pacific Oak Capital Advisors to participate in our net cash flows. In fact, if Pacific Oak Capital Advisors is entitled to participate in our net cash flows, the returns of our stockholders will differ, and some may be less than a 7.0% per year cumulative, noncompounded return. This fee is payable only if we are not listed on an exchange.

Subordinated Incentive Listing Fee (payable only if we are listed on a national exchange)
Upon listing our common stock on a national securities exchange, Pacific Oak Capital Advisors is entitled to a fee equal to 15.0% of the amount by which the market value of our outstanding stock plus distributions paid by us (including distributions that may constitute a return of capital for federal income tax purposes) prior to listing exceeds the aggregate of (i) the sum of our stockholders’ net invested capital, or the amount calculated by multiplying the total number of shares purchased by stockholders by the issue price, reduced by any amounts to repurchase shares pursuant to our share redemption program, and the amount of cash flow necessary to generate a 7.0% per year cumulative, noncompounded return on such amount and (ii) the KBS Termination Fee Payout. The 7.0% per year cumulative, noncompounded return on net invested capital is calculated on a daily basis. In making this calculation, the net invested capital is reduced to the extent distributions in excess of a cumulative, noncompounded, annual return of 7.0% are paid (from whatever source), except to the extent such distributions would be required to supplement prior distributions paid in order to achieve a cumulative, noncompounded, annual return of 7.0% (invested capital is only reduced as described in this sentence; it is not reduced simply because a distribution constitutes a return of capital for federal income tax purposes). The 7.0% per year cumulative, noncompounded return is not based on the return provided to any individual stockholder. Accordingly, it is not necessary for each of our stockholders to have received any minimum return in order for Pacific Oak Capital Advisors to receive the listing fee. In fact, if Pacific Oak Capital Advisors is entitled to the listing fee, the returns of our stockholders will differ, and some may be less than a 7.0% per year cumulative, noncompounded return.
Subordinated Performance Fee Due Upon Termination
In accordance with the new advisory agreement with Pacific Oak Capital Advisors, if the advisory agreement is terminated or not renewed, other than for cause, our advisor is entitled to receive a participation fee equal to (A) 15.0% of our net cash flows, whether from continuing operations, net sale proceeds or otherwise, after our stockholders have received, together as a collective group, aggregate distributions (including distributions that may constitute a return of capital for federal income tax purposes) sufficient to provide (i) a return of their net invested capital, or the amount calculated by multiplying the total number of shares purchased by stockholders by the issue price, reduced by any amounts to repurchase shares pursuant to our share redemption program, and (ii) a 7.0% per year cumulative, noncompounded return on such net invested capital from our inception, less (B) the KBS Termination Fee Payout. Net sales proceeds means the net cash proceeds realized by us after deduction of all expenses incurred in connection with a sale, including disposition fees paid to our advisor. The 7.0% per year cumulative, noncompounded return on net invested capital from our inception is calculated on a daily basis. In making this calculation, the net invested capital is reduced to the extent distributions in excess of a cumulative, noncompounded, annual return of 7.0% are paid (from whatever source), except to the extent such distributions would be required to supplement prior distributions paid in order to achieve a cumulative, noncompounded, annual return of 7.0% (invested capital is only reduced as described in this sentence; it is not reduced simply because a distribution constitutes a return of capital for federal income tax purposes). The 7.0% per year cumulative, noncompounded return is not based on the return provided to any individual stockholder. Accordingly, it is not necessary for each of our stockholders to have received any minimum return in order for our advisor to participate in our net cash flows. In fact, if our advisor is entitled to participate in our net cash flows, the returns of our stockholders will differ, and some may be less than a 7.0% per year cumulative, noncompounded return. This fee is payable only if we are not listed on an exchange.
Insurance
On January 6, 2014, we, together with KBS Real Estate Investment Trust, Inc. (“KBS REIT I”), KBS Real Estate Investment Trust II, Inc. (“KBS REIT II”), KBS Real Estate Investment Trust III, Inc. (“KBS REIT III”), KBS Legacy Partners Apartment REIT, Inc. (“KBS Legacy Partners Apartment REIT”), POSOR II, our former dealer manager, our former advisor and other KBS-affiliated entities, entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage are shared. The cost of these lower tiers is allocated by our advisor and its insurance broker among each of the various entities covered by the program, and is billed directly to each entity. In June 2015, KBS Growth & Income REIT, Inc. (”KBS Growth & Income REIT”) was added to the insurance program at terms similar to those described above. At renewal in June 2018, we, along with Pacific Oak Strategic Opportunity REIT II and KBS Legacy Partners Apartment REIT elected to cease participation in the program and obtain separate insurance coverage. We, together with Pacific Oak Strategic Opportunity REIT II, entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage are shared. The cost of these lower tiers is allocated by our advisor and its insurance broker among each REIT covered by the program, and is billed directly to each REIT. The program is effective through June 30, 2020.

Singapore Transactions
On October 24, 2017, we (through certain subsidiaries) entered into a Portfolio Purchase and Sale Agreement and Escrow Instructions (the “Purchase Agreement”) pursuant to which we agreed to sell, subject to certain closing conditions, the Singapore Portfolio to various subsidiaries of Keppel Pacific Oak US REIT, previously known as Keppel-KBS US REIT, a newly formed Singapore real estate investment trust (the “SREIT”) that intended to list (and subsequent did list, as described below) on the Singapore Stock Exchange (the “Singapore Transaction”). The agreed purchase price of the Singapore Portfolio was $804 million. The Singapore Portfolio consisted of the following properties: 1800 West Loop, Westech 360 (part of the Austin Suburban Portfolio), Great Hills Plaza (part of the Austin Suburban Portfolio), Westmoor Center, Iron Point Business Park, the Plaza Buildings, Bellevue Technology Center, Northridge Center I and II, West Loop I and II, Powers Ferry Landing East, and Maitland Promenade II.
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
On November 2, 2017, Pacific Oak SOR Properties, LLC (“Pacific Oak SORP”), an indirect wholly owned subsidiary of ours, entered into an underwriting agreement (the “Underwriting Agreement”) with respect to the initial public offering of units of the SREIT. The Underwriting Agreement was entered into with the Manager, KBS Pacific Advisors Pte. Ltd., Keppel Capital Holdings Pte. Ltd., GKP Holding LLC, Keppel Capital Investment Holdings Pte. Ltd., DBS Bank Ltd., Merrill Lynch (Singapore) Pte. Ltd., Citigroup Global Markets Singapore Pte. Ltd., and Credit Suisse (Singapore) Limited. KBS Pacific Advisors Pte. Ltd. and GKP Holding LLC are affiliated with the Manager and entities in which Keith D. Hall, our Chief Executive Officer and a director, and Peter McMillan III, our President and Chairman of the board of directors, have ownership and economic interests.
Pursuant to the Underwriting Agreement, the underwriters agreed to procure subscriptions, or subscribe themselves, for an aggregate of 262,772,400 units in the SREIT, at a price of $0.88 per unit (the “IPO Price”), in connection with the Singapore Transaction. Other parties agreed to subscribe for units separately, including Pacific Oak SORP, which, on October 25, 2017, entered into a subscription agreement with the Manager in which it agreed to purchase 59,713,600 units at the IPO Price (the “Pacific Oak SORP Owned Units”) in connection with the initial public offering. Pursuant to the Underwriting Agreement, Pacific Oak SORP granted the underwriters an over-allotment option (the “Over-Allotment Option”) in which it agreed to sell the underwriters up to 15,714,100 of the Pacific Oak SORP Owned Units at the IPO Price, for up to 30 days after the listing. Separately, Pacific Oak SORP agreed to lend the underwriters certain of its Pacific Oak SORP Owned Units for stabilizing transactions following the listing of the SREIT pursuant to a unit lending agreement entered into on November 2, 2017 with the Manager and Merrill Lynch (Singapore) Pte. Ltd. Pursuant to lock-up letters from us and certain of our subsidiaries delivered to the underwriters on November 2, 2017, we and our subsidiaries agreed not to sell, pledge or transfer any of our Pacific Oak SORP Owned Units (other than pursuant to the Over-Allotment Option or lending for stabilizing transactions pursuant to the unit lending agreement described above) for six months following the initial public offering, and not to sell, pledge or transfer 50% of the Pacific Oak SORP Owned Units for 12 months following the initial public offering.
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
The underwriters exercised the Over-Allotment Option in full, and on December 15, 2017, purchased 15,714,100 of the Pacific Oak SORP Owned Units from us at the IPO Price. As a result of the Over-Allotment Option, we owned 43,999,500 units of the SREIT, representing a 7.0% ownership interest.

On November 30, 2018, we sold a portfolio of 21 office/flex/industrial buildings containing a total of 778,472 rentable square feet located on approximately 41 acres of land in Redmond, Washington (the “Westpark Portfolio”) to the SREIT. The sale price, net of closing credits, of the Westpark Portfolio was $166.4 million, before third-party closing costs of approximately $3.2 million and excluding any disposition fees payable to KBS Capital Advisors. On November 26, 2018, the SREIT issued an aggregate of 186,236,224 common units of the SREIT as a result of their renounceable and underwritten rights issue. We purchased 12,979,852 common units of the SREIT for $6.5 million in connection with this offering, maintaining our 7% ownership interest.
On November 1, 2019, we sold an office property consisting of two buildings containing a total of 445,317 rentable square feet in Irving, Texas (“125 John Carpenter”) to the SREIT. The sale price, net of closing credits, of 125 John Carpenter was $99.8 million, before third-party closing costs of approximately $0.2 million and excluding any disposition fees payable to Pacific Oak Capital Advisors. Prior to the sale of 125 John Carpenter, we owned 56,979,352 common units of the SREIT, representing a 6.89% ownership interest. On October 29, 2019, we purchased 7,186,000 common units of the SREIT for $5.2 million in connection with a private placement to institutional and other investors, maintaining its 6.89% ownership interest.
The interests of Messrs. Hall and McMillan in the SREIT are described below. Messrs. Hall and McMillan collectively own two-thirds of KBS Pacific Advisors, LLC, which owns 50% of the Manager. The other 50% ownership stake in the Manager was acquired by Keppel Capital Holding Pte. Ltd. for $27.5 million, which amount was distributed in its entirety to KBS Pacific Advisors, LLC. The Manager will receive the following fees from the SREIT:
•Management Fee – The Manager’s management fee comprises a base fee and a performance fee, which make up a substantial portion of the Manager’s total remuneration for the provision of on-going management services to the SREIT. The base fee equals 10% per year of the SREIT “annual distributable income,” which is calculated before accounting for the base fee and the performance fee. The performance fee is generally equal to 25% of the growth in the SREIT’s distributions per unit of common equity from one year to the next (calculated after accounting for the base fee but before accounting for the performance fee). For the year ended December 31, 2019, the SREIT incurred $5.1 million related to the management fee.
•Acquisition Fee and Divestment Fee – The Manager will also receive an acquisition fee and a divestment fee from the SREIT. The acquisition fee will generally equal 1% of purchase price of the assets acquired by the SREIT and the divestment fee will generally equal 0.5% of the sale price of the assets disposed of by the SREIT. For the year ended December 31, 2019, the SREIT incurred $1.0 million related to the acquisition fee and did not incur a divestment fee.
Battery Point Restructuring
On October 28, 2016, we, through an indirect wholly owned subsidiary, agreed to invest up to $25,000,000 in Battery Point Trust, LLC (“Battery Point LLC”) through the purchase of Series B Preferred Equity Units (the “Series B Preferred Units”). On May 12, 2017, we and Battery Point LLC agreed to limit our investment to $17,500,000 worth of Series B Preferred Units. We invested the full $17,500,000 in stages. During 2018, $4,500,000 was repaid to us. On June 29, 2018, Battery Point LLC was converted into Battery Point Trust, Inc. (“Battery Point”) and our Series B Preferred Units were converted into Series B Preferred Shares (the “Series B Preferred Shares”). The Series B Preferred Shares are entitled to the same rights and protections as were the Series B Preferred Units. The Series B Preferred Shares pay a quarterly dividend of 12% and had an outside maturity date of October 28, 2019.
On March 20, 2019, we, through an indirect wholly owned subsidiary, entered into a redemption agreement for the Battery Point Series B Preferred Units. The redemption agreement resulted in the redemption of 13,000 Series B Preferred Units with a per-unit price of $1,000. We received $8.6 million, of which $0.9 million relates to accrued interest and an exit fee. In addition, we received 210,000 Battery Point Series A-3 Preferred Units with a per-unit price of $25.

On March 20, 2019, Pacific Oak Battery Point Holdings, LLC, a real estate asset management company formed in 2019, and its family of companies (collectively, “Pacific Oak”), acquired all the common equity interests in BPT Holdings, LLC (“Battery Point Holdings”). Battery Point Holdings owns (a) the common stock in Battery Point, (b) all the service entities that provide advisory, servicing and property management services to Battery Point Holdings generally named “DayMark”, and (c) 40% of additional DayMark entities that purchase, renovate, lease and sell single-family residential homes to Battery Point. As owner of Battery Point Holdings, Pacific Oak is responsible for funding the ongoing operations of Battery Point Holdings and its subsidiaries. The affiliated DayMark service entities are paid annual asset management fees equal to 1.5% of the gross asset value of Battery Point, annual property management fees equal to 8% of tenants’ rents received by Battery Point, and acquisition fees of 1% of the gross purchase price of properties acquired. The affiliated DayMark service entities also receive fees from tenants upon execution of leases and a 1% commission from sellers of properties into the program, if it acts as the broker for the seller. Pacific Oak is a group of companies founded and owned by Keith D. Hall, our Chief Executive Officer and a director, and Peter McMillan III, our President and Chairman of the Board of Directors. During the year ended December 31, 2019, we purchased an additional 430,000 shares of Battery Point Series A-3 Preferred Units from Battery Point Holdings and affiliated entities for an aggregate amount of $10.8 million. As of December 31, 2019, we had 640,000 Battery Point Series A-3 Preferred Units with a per-unit price of $25.
Pacific Oak Opportunity Zone Fund I
During the year ended December 31, 2019, we acquired 91 Class A Units for $20.6 million in the Pacific Oak Opportunity Zone Fund I, LLC. Pacific Oak Opportunity Zone Fund I is sponsored by Pacific Oak Holding. Pacific Oak Capital Advisors is entitled to certain fees in connection with the fund. The fund will pay an acquisition fee equal to 1.5% of the purchase price of each asset (including any debt incurred or assumed and significant capital improvement costs budgeted as of the date of acquisition) with a purchase price less than or equal to $25.0 million plus 1.0% of the purchase price in excess of $25.0 million; a quarterly asset management fee equal to 0.25% of the total purchase price of all assets (including any debt incurred or assumed and significant capital improvement costs budgeted as of the date of acquisition) as of the end of the applicable quarter; and a financing fee equal to 0.5% of the original principal amount of any indebtedness they incur (reduced by any financing fee previously paid with respect to indebtedness being refinanced). In the case of investments made through joint ventures, the fees above will be determined based on our proportionate share of the investment. Pacific Oak is also entitled to certain distributions paid by the Pacific Oak Opportunity Zone Fund I after the Class A Members have received their preferred return. These fees and distributions have been waived for our $20.6 million investment.
Currently Proposed Transactions
On January 22, 2020, we filed a registration statement on Form S-11 with the SEC to offer up to $1 billion in additional shares of our common stock. This new registration statements contemplates a proposed conversion of our company to a perpetual-life net asset value or “NAV” REIT that offers and sells shares of our common stock continuously through a number of distribution channels in ongoing public offerings, and seeks to provide increased liquidity to current and future stockholders through an expansion of our current share redemption program. See “Proposed NAV REIT Conversion” in Item Part I, Item 1 of this Annual Report on Form 10-K for more information.
On February 19, 2020, we, Pacific Oak SOR II, LLC, an indirect subsidiary of ours (“Merger Sub”), and Pacific Oak Strategic Opportunity REIT II, Inc. (“POSOR II”) entered into an Agreement and Plan of Merger (the “Merger Agreement”). Subject to the terms and conditions of the Merger Agreement, POSOR II will merge with and into Merger Sub (the “Merger”), with Merger Sub surviving the Merger (the “Surviving Entity”), such that following the Merger, the Surviving Entity will continue as an indirect subsidiary of ours. In accordance with the applicable provisions of the Maryland General Corporation Law, the separate existence of POSOR II shall cease. At the effective time of the Merger and subject to the terms and conditions of the Merger Agreement, each issued and outstanding share of POSOR II’s common stock (or a fraction thereof), $0.01 par value per share (the “POSOR II Common Stock”), will be converted into the right to receive 0.9643 shares of our common stock, par value $0.01 per share. The combined company after the Merger (the “Combined Company”) will retain the name “Pacific Oak Strategic Opportunity REIT, Inc.” The Merger is intended to qualify as a “reorganization” under, and within the meaning of, Section 368(a) of the Internal Revenue Code of 1986, as amended. See “Proposed Merger” in Item Part I, Item 1 of this Annual Report on Form 10-K for more information.
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

March 25, 2020	The Conflicts Committee of the Board of Directors:
Eric J. Smith (Chairman), William M. Petak and Kenneth G. Yee

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Independent Registered Public Accounting Firm
During the year ended December 31, 2019, Ernst & Young LLP served as our independent registered public accounting firm and provided certain tax and other services. Ernst & Young has served as our independent registered public accounting firm since our formation.
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
For the years ended December 31, 2019 and 2018, all services rendered by Ernst & Young were pre-approved in accordance with the policies and procedures described above.
Principal Independent Registered Public Accounting Firm Fees
The audit committee reviewed the audit and non-audit services performed by Ernst & Young, as well as the fees charged by Ernst & Young for such services. In its review of the non-audit service fees, the audit committee considered whether the provision of such services is compatible with maintaining the independence of Ernst & Young. The aggregate fees billed to us for professional accounting services, including the audit of our annual financial statements by Ernst & Young for the years ended December 31, 2019 and 2018, are set forth in the table below.

	2019	2018
Audit Fees	$772,000	$652,000
Audit-related fees	438,000	497,000
Tax fees	338,000	311,000
All other fees	—	2,000
Total	$1,548,000	$1,462,000
For purposes of the preceding table, Ernst & Young’s professional fees are classified as follows:
•Audit fees - These are fees for professional services performed for the audit of our annual financial statements and the required review of quarterly financial statements and other procedures performed by Ernst & Young in order for them to be able to form an opinion on our consolidated financial statements. These fees also cover services that are normally provided by independent registered public accounting firm in connection with statutory and regulatory filings or engagements.
•Audit-related fees - These are fees for assurance and related services that traditionally are performed by independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements, such as due diligence related to acquisitions and disposition, attestation services that are not required by statute or regulation, internal contact reviews and consultation concerning financial accounting and reporting standards.
•Tax fees - These are fees for all professional services performed by professional staff in our independent registered public accounting firm's tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning and tax advice, including federal, state and local issues. Services may also include assistance with tax audits and appeals before the IRS and similar state and local agencies, as well as federal, state and local tax issues related to due diligence.
•All other fees - These are fees for any services not included in the above-described categories.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Financial Statement Schedules
See the Index to Financial Statements at page F-1 of this report.
The following financial statement schedule is included herein at pages F-50 through F-51 of this report:
Schedule III - Real Estate Assets and Accumulated Depreciation and Amortization
(b) Exhibits

Ex.	Description

2.1
Agreement and Plan of Merger, dated as of February 19, 2020, by and among Pacific Oak Strategic Opportunity REIT, Inc., Pacific Oak SOR II, LLC and Pacific Oak Strategic Opportunity REIT II, Inc., incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed February 20, 2020

3.1	Second Articles of Amendment and Restatement, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed February 4, 2010

3.2	Articles of Amendment, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 1, 2019

3.3	Articles of Amendment, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 23, 2019

3.4	Third Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed November 1, 2019

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

4.3	Description of Capital Stock

10.1
Advisory Agreement, by and between the Company and Pacific Oak Capital Advisors, LLC, dated November 1, 2019, incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2019, filed November 8, 2019

10.2
Deed of Trust, between KBS SOR (BVI) Holdings, Ltd. and Reznik Paz Nevo Trusts Ltd., incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2016, filed May 11, 2016

10.3
Amended and Restated Building Loan Agreement, between 110 William Property Investors III, LLC and Invesco CMI Investments, L.P., dated as of March 7, 2019, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2019, filed May 14, 2019

10.4
Senior Loan Agreement, between 110 William Property Investors III, LLC and Invesco CMI Investments, L.P., dated as of March 7, 2019, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2019, filed May 14, 2019

10.5
Mezzanine Loan Agreement between, 110 William Mezz III, LLC and Invesco CMI Investments, L.P., dated as of March 7, 2019, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2019, filed May 14, 2019

10.6
Mezzanine Loan Promissory Note, between 110 William Mezz III, LLC and Invesco CMI Investments, L.P., dated as of March 7, 2019, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2019, filed May 14, 2019

10.7
Senior Loan Consolidated, Amended and Restated Promissory Note, between 110 William Property Investors III, LLC and Invesco CMI Investments, L.P., dated as of March 7, 2019, incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2019, filed May 14, 2019

Ex.	Description
10.8
Building Loan Consolidated, Amended and Restated Mortgage, Assignment of Leases and Rents and Security Agreement, between 110 William Property Investors III, LLC and Invesco CMI Investments, L.P., dated as of March 7, 2019, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2019, filed May 14, 2019

10.9
Building Loan Consolidated, Amended and Restated Promissory Note, between 110 William Property Investors III, LLC and Invesco CMI Investments, L.P., dated March 7, 2019, incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2019, filed May 14, 2019

10.10
Building Loan Gap Mortgage, between 110 William Property Investors III, LLC and Invesco CMI Investments, L.P., dated March 7, 2019, incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2019, filed May 14, 2019

10.11
Building Loan Gap Note, between 110 William Property Investors III, LLC and Invesco CMI Investments, L.P., dated March 7, 2019, incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2019, filed May 14, 2019

10.12
Senior Loan Consolidated, Amended and Restated Mortgage, Assignment of Leases and Rents and Security Agreement, between 110 William Property Investors III, LLC and Invesco CMI Investments, L.P., dated as of March 7, 2019, incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2019, filed May 14, 2019

10.13
Senior Loan Gap Mortgage, between 110 William Property Investors III, LLC and Invesco CMI Investments, L.P., dated as of March 7, 2019, incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2019, filed May 14, 2019

10.14
Senior Loan Gap Note, between 110 William Property Investors III, LLC and Invesco CMI Investments, L.P., dated as of March 7, 2019, incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2019, filed May 14, 2019

10.15
Pledge and Security Agreement, between 110 William Mezz III, LLC and Invesco CMI Investments, L.P., dated as of March 7, 2019, incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2019, filed May 14, 2019

10.16
Side Letter, by and between the Company and KBS Capital Advisors LLC, dated December 17, 2019, incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-11, filed January 22, 2020

10.17
Amended and Restated Advisory Agreement, dated as of February 19, 2020, by and between Pacific Oak Strategic Opportunity REIT, Inc. and Pacific Oak Capital Advisors, LLC , incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 20, 2020

21.1	Subsidiaries of the Company

23.1	Consent of Ernst & Young LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Eleventh Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed December 7, 2018

99.2	Consent of Colliers International Valuation of Advisory Services, LLC

99.3	Consent of Duff & Phelps, LLC

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

Ex.	Description
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of
Pacific Oak Strategic Opportunity REIT, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pacific Oak Strategic Opportunity REIT, Inc. (formerly known as KBS Strategic Opportunity REIT, Inc.) (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a), Schedule III - Real Estate Assets and Accumulated Depreciation and Amortization (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

Adoption of New Accounting Standard

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for real estate equity securities in 2018.

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
March 26, 2020

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2019	2018
Assets
Real estate held for investment, net	$759,479	$552,974
Real estate held for sale, net	—	128,146
Real estate equity securities	81,439	73,876
Real estate debt securities, net	—	10,859
Total real estate and real estate-related investments, net	840,918	765,855
Cash and cash equivalents	76,492	152,385
Restricted cash	12,002	10,342
Investments in unconsolidated entities	78,276	44,869
Rents and other receivables, net	16,593	10,876
Above-market leases, net	2,973	3,377
Prepaid expenses and other assets	13,988	11,782
Assets related to real estate held for sale, net	—	5,503
Total assets	$1,041,242	$1,004,989
Liabilities, mezzanine equity and equity
Notes and bonds payable, net
Notes and bonds payable, net	673,663	569,048
Notes payable related to real estate held for sale, net	—	86,424
Total notes and bonds payable, net	673,663	655,472
Accounts payable and accrued liabilities	21,329	19,506
Due to affiliate	1,635	36
Below-market leases, net	3,180	3,528
Liabilities related to real estate held for sale, net	—	1,477
Other liabilities	19,801	21,006
Redeemable common stock payable	829	10,000
Restricted stock payable	16,320	—
Total liabilities	736,757	711,025
Commitments and contingencies (Note 18)
Mezzanine equity
Restricted stock	12,089	—
Noncontrolling Series A Cumulative Convertible Redeemable Preferred Stock	15,008	—
Equity
Pacific Oak Strategic Opportunity REIT, Inc. stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 65,866,765 and 66,822,861 shares issued and outstanding as of December 31, 2019 and 2018, respectively	659	668
Additional paid-in capital	553,170	547,770
Cumulative distributions and net income	(277,196)	(256,984)
Total Pacific Oak Strategic Opportunity REIT, Inc. stockholders’ equity	276,633	291,454
Noncontrolling interests	755	2,510
Total equity	277,388	293,964
Total liabilities, mezzanine equity and equity	$1,041,242	$1,004,989
See accompanying notes to consolidated financial statements.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2019	2018	2017
Revenues:
Rental income	$81,363	$82,746	$129,265
Other operating income	5,327	5,021	7,136
Interest income from real estate debt securities	369	2,018	1,782
Dividend income from real estate equity securities	6,099	6,002	2,531
Total revenues	93,158	95,787	140,714
Expenses:
Operating, maintenance, and management	29,294	29,110	42,611
Real estate taxes and insurance	12,631	11,762	17,404
Asset management fees to affiliate	8,158	8,525	10,686
General and administrative expenses	7,456	7,784	5,983
Foreign currency transaction loss (gain), net	12,498	(10,141)	15,298
Depreciation and amortization	34,004	35,006	53,446
Interest expense	28,849	31,054	37,149
Other-than-temporary impairment of debt securities	—	2,500	—
Total expenses	132,890	115,600	182,577
Other income (loss):
Income from NIP	—	428	2,073
Equity in income (loss) of unconsolidated entities	6,621	(9,830)	(6,037)
Casualty-related loss	(506)	—	—
Other interest income	2,120	1,884	1,105
Gain (loss) on real estate equity securities	20,379	(19,010)	—
Gain on sale of real estate	34,077	80,594	255,935
Loss on extinguishment of debt	(1,106)	(493)	(478)
Transaction and related costs	(4,462)	—	—
Subordinated performance fee due upon termination to affiliate	(32,640)	—	—
Total other income, net	24,483	53,573	252,598
Net (loss) income before income taxes	(15,249)	33,760	210,735
Income tax benefit (provision)	68	(436)	(155)
Net (loss) income	(15,181)	33,324	210,580
Net (income) loss attributable to noncontrolling interests	(2,101)	222	64
Net (loss) income attributable to common stockholders	$(17,282)	$33,546	$210,644
Net (loss) income per common share, basic and diluted	$(0.26)	$0.57	$3.77
Weighted-average number of common shares outstanding, basic and diluted	66,443,585	58,738,732	55,829,708
See accompanying notes to consolidated financial statements.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended December 31,
	2019	2018	2017
Net (loss) income	$(15,181)	$33,324	$210,580
Other comprehensive income:
Unrealized gain on real estate securities	—	—	25,146
Total other comprehensive income	—	—	25,146
Total comprehensive (loss) income	(15,181)	33,324	235,726
Total comprehensive (income) loss attributable to noncontrolling interests	(2,101)	222	64
Total comprehensive (loss) income attributable to common stockholders	$(17,282)	$33,546	$235,790
See accompanying notes to consolidated financial statements.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands)

			Additional Paid-in Capital	Cumulative Distributions and Net Income	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Common Stock
	Shares	Amounts
Balance, December 31, 2016	56,775,767	$568	$455,373	$(162,289)	$—	$293,652	$1,898	$295,550
Net income (loss)	—	—	—	210,644	—	210,644	(64)	210,580
Other comprehensive income	—	—	—	—	25,146	25,146	—	25,146
Issuance of common stock	585,192	6	8,660	—	—	8,666	—	8,666
Transfers to redeemable common stock	—	—	(498)	—	—	(498)	—	(498)
Redemptions of common stock	(5,307,142)	(53)	(74,727)	—	—	(74,780)	—	(74,780)
Distributions declared	—	—	—	(203,809)	—	(203,809)	—	(203,809)
Other offering costs	—	—	(8)	—	—	(8)	—	(8)
Noncontrolling interests contributions	—	—	—	—	—	—	158	158
Distributions to noncontrolling interests	—	—	—	—	—	—	(22)	(22)
Balance, December 31, 2017	52,053,817	$521	$388,800	$(155,454)	$25,146	$259,013	$1,970	$260,983
Cumulative effect adjustments to retained earnings	—	—	—	27,618	(25,146)	2,472	—	2,472
Net income (loss)	—	—	—	33,546	—	33,546	(222)	33,324
Issuance of common stock	123,264	1	1,417	—	—	1,418	—	1,418
Stock distribution issued	25,976,746	259	277,951	—	—	278,210	—	278,210
Transfers from redeemable common stock	—	—	3,113	—	—	3,113	—	3,113
Redemptions of common stock	(11,330,966)	(113)	(123,500)	—	—	(123,613)	—	(123,613)
Distributions declared	—	—	—	(162,694)	—	(162,694)	—	(162,694)
Other offering costs	—	—	(11)	—	—	(11)	—	(11)
Noncontrolling interests contributions	—	—	—	—	—	—	762	762
Balance, December 31, 2018	66,822,861	$668	$547,770	$(256,984)	$—	$291,454	$2,510	$293,964
Net (loss) income	—	—	—	(17,282)	—	(17,282)	2,101	(15,181)
Issuance of common stock	84,248	1	834	—	—	835	—	835
Transfers from redeemable common stock	—	—	9,171	—	—	9,171	—	9,171
Redemptions of common stock	(1,040,344)	(10)	(10,018)	—	—	(10,028)	—	(10,028)
Distributions declared	—	—	—	(1,721)	—	(1,721)	—	(1,721)
Other offering costs	—	—	(27)	—	—	(27)	—	(27)
Restricted Stock	—	—	5,440	—	—	5,440		5,440
Adjustments to redemption value of mezzanine equity restricted stock	—	—	—	(1,209)	—	(1,209)	—	(1,209)
Noncontrolling interest contribution	—	—	—	—	—	—	13	13
Distributions to noncontrolling interests	—	—		—	—	—	(3,869)	(3,869)
Balance, December 31, 2019	65,866,765	$659	$553,170	$(277,196)	$—	$276,633	$755	$277,388
See accompanying notes to consolidated financial statements.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2019	2018	2017
Cash Flows from Operating Activities:
Net (loss) income	$(15,181)	$33,324	$210,580
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Loss due to property damages	—	964	668
Casualty-related loss	506	—	—
Equity in (income) loss of unconsolidated entities	(6,621)	9,830	6,037
Depreciation and amortization	34,004	35,006	53,446
Other-than-temporary impairment of debt securities	—	2,500	—
(Gain) loss on real estate equity securities	(20,379)	19,010	—
Gain on real estate sale	(34,077)	(80,594)	(255,935)
Loss on extinguishment of debt	1,106	493	478
Subordinated performance fee due upon termination	32,640	—	—
Unrealized loss on interest rate caps	50	142	105
Deferred rent	(4,078)	(4,736)	(2,416)
Bad debt expense	—	161	724
Amortization of above- and below-market leases, net	(1,091)	(1,152)	(2,575)
Amortization of deferred financing costs	3,606	3,640	4,363
Interest accretion on real estate debt securities	(13)	(108)	(565)
Net amortization of (premium) and discount on bond and notes payable	(99)	61	49
Foreign currency transaction loss (gain), net	12,498	(10,141)	15,298
Changes in assets and liabilities:
Rents and other receivables	(1,548)	(1,801)	(1,810)
Prepaid expenses and other assets	(5,137)	(7,375)	(5,995)
Accounts payable and accrued liabilities	(2,334)	3,387	(4,270)
Due to affiliates	1,606	10	(29)
Other liabilities	386	(478)	(4,721)
Net cash (used in) provided by operating activities	(4,156)	2,143	13,432
Cash Flows from Investing Activities:
Acquisitions of real estate	(90,266)	(312,348)	(165,465)
Cash paid to acquire PORT, net of cash acquired	(46,864)	—	—
Improvements to real estate	(32,472)	(32,172)	(41,224)
Proceeds from sales of real estate, net	141,548	250,576	872,091
Reimbursement of construction costs	—	1,636	—
Insurance proceeds received for property damages	438	—	744
Purchase of interest rate caps	(28)	(163)	(107)
Purchase of foreign currency option	—	—	(3,434)
Proceeds from termination of foreign currency collars	—	—	6,557
Contributions to unconsolidated entities	(31,845)	(1,320)	—
Distribution of capital from unconsolidated entities	8,051	2,198	59,800
Investment in real estate equity securities	(15,224)	(30,609)	(43,308)
Proceeds from the sale of real estate equity securities	28,033	27,786	—
Investment in real estate debt securities, net	—	—	(12,514)
Proceeds from principal repayment on real estate debt securities	7,750	4,500	—
Proceeds for future development obligations	—	2,113	1,367
Funding of development obligations	(134)	(1,258)	(1,184)
Net cash (used in) provided by investing activities	(31,013)	(89,061)	673,323
Cash Flows from Financing Activities:
Proceeds from notes and bonds payable	84,268	223,425	187,204
Principal payments on notes and bonds payable	(126,603)	(152,516)	(477,089)
Payments of deferred financing costs	(1,123)	(3,391)	(2,396)
Payments to redeem common stock	(10,028)	(123,613)	(74,780)
Payment of prepaid other offering costs	(157)	(562)	(480)
Distributions paid	(886)	(70,980)	(7,229)
Noncontrolling interests contributions	13	762	158
Distributions to noncontrolling interests	(3,869)	—	(22)
Proceeds for noncontrolling preferred stock, net	15,008	—	—
Other financing proceeds, net	1,822	—	—
Net cash used in financing activities	(41,555)	(126,875)	(374,634)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,491	(662)	611
Net (decrease) increase in cash, cash equivalents and restricted cash	(74,233)	(214,455)	312,732
Cash, cash equivalents and restricted cash, beginning of period	162,727	377,182	64,450
Cash, cash equivalents and restricted cash, end of period	$88,494	$162,727	$377,182
See accompanying notes to consolidated financial statements.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019
1. ORGANIZATION
Pacific Oak Strategic Opportunity REIT, Inc. (formerly known as KBS Strategic Opportunity REIT, Inc.) (the “Company”) was formed on October 8, 2008 as a Maryland corporation and elected to be taxed as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2010. The Company conducts its business primarily through Pacific Oak Strategic Opportunity (BVI) Holdings, Ltd. (“Pacific Oak Strategic Opportunity BVI”), a private company limited by shares according to the British Virgin Islands Business Companies Act, 2004, which was incorporated on December 18, 2015 and is authorized to issue a maximum of 50,000 common shares with no par value. Upon incorporation, Pacific Oak Strategic Opportunity BVI issued one certificate containing 10,000 common shares with no par value to Pacific Oak Strategic Opportunity Limited Partnership (the “Operating Partnership”), a Delaware limited partnership formed on December 10, 2008. The Company is the sole general partner of, and owns a 0.1% partnership interest in, the Operating Partnership. Pacific Oak Strategic Opportunity Holdings, LLC (“REIT Holdings”), a Delaware limited liability company formed on December 9, 2008, owns the remaining 99.9% interest in the Operating Partnership and is its sole limited partner. The Company is the sole member and manager of REIT Holdings.
Subject to certain restrictions and limitations, the business of the Company was externally managed by KBS Capital Advisors LLC (“KBS Capital Advisors”), an affiliate of the Company, pursuant to an advisory agreement the Company renewed with KBS Capital Advisors on October 7, 2019. KBS Capital Advisors conducted the Company’s operations and managed its portfolio of real estate and other real estate-related investments. On October 31, 2019, KBS Capital Advisors ceased to serve as the Company’s advisor or have any advisory responsibility to the Company immediately following the filing of the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2019 (filed November 8, 2019) with the Securities and Exchange Commission (the “SEC”). On November 1, 2019, the Company entered into an advisory agreement with Pacific Oak Capital Advisors, LLC (the “Advisor”). The new advisory agreement is effective as of November 1, 2019 through November 1, 2020; however the Company may terminate the advisory agreement without cause or penalty upon providing 30 days’ written notice and the Advisor may terminate the new advisory agreement without cause or penalty upon providing 90 days’ written notice. The terms of the advisory agreement are consistent with those of the advisory agreement that was previously in effect with KBS Capital Advisors, except as discussed in Note 11.
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
The Company sold 56,584,976 shares of common stock in its primary offering for gross offering proceeds of $561.7 million. As of December 31, 2019, the Company had sold 6,827,324 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $76.3 million. Also, as of December 31, 2019, the Company had redeemed 23,819,074 shares for $285.4 million. As of December 31, 2019, the Company had issued 25,976,746 shares of common stock in connection with special dividends. Additionally, on December 29, 2011 and October 23, 2012, the Company issued 220,994 shares and 55,249 shares of common stock, respectively, for $2.0 million and $0.5 million, respectively, in private transactions exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933.
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

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019
On February 16, 2020, Pacific Oak Strategic Opportunity BVI issued 254.1 million Israeli new Shekels (approximately $74.1 million as of February 16, 2020) of Series B debentures (the “Series B Debentures”) to Israeli investors pursuant to a public offering registered with the Israel Securities Authority. The Series B Debentures will bear interest at the rate of 3.93% per year. The Series B Debentures have principal installment payments equal to 33.33% of the face amount of the Series B Debentures on January 31st of each year from 2024 to 2026.
As of December 31, 2019, the Company consolidated six office properties, one office portfolio consisting of four office buildings and 14 acres of undeveloped land, one apartment property and three investments in undeveloped land with approximately 1,000 developable acres, one residential home portfolio consisting of 993 single-family homes and owned five investments in unconsolidated joint ventures and three investments in real estate equity securities.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of the Company, REIT Holdings, the Operating Partnership, Pacific Oak Strategic Opportunity BVI and their direct and indirect wholly owned subsidiaries, and joint ventures in which the Company has a controlling interest and VIEs in which the Company is the primary beneficiary. All significant intercompany balances and transactions are eliminated in consolidation.
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
Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of the prior period. During the year ended December 31, 2019, the Company disposed of one office building, one retail property and one apartment property. As a result, certain assets and liabilities were reclassified to held for sale on the consolidated balance sheets for all periods presented. Upon the adoption of the lease accounting standards of Topic 842 on January 1, 2019, the Company accounted for tenant reimbursements for property taxes, insurance and common area maintenance as variable lease payments and recorded these amounts as rental income on the statement of operations. For the years ended December 31, 2018 and 2017, the Company reclassified $2.2 million and $3.1 million of tenant reimbursement revenue for property taxes, insurance, and common area maintenance to rental income for comparability purposes.
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

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019
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
The Company recognizes minimum rent, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related leases when collectibility is determined to be probable and records amounts expected to be received in later years as deferred rent receivable. If the lease provides for tenant improvements, the Company determines whether the tenant improvements, for accounting purposes, are owned by the tenant or the Company. When the Company is the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance (including amounts that can be taken in the form of cash or a credit against the tenant’s rent) that is funded is treated as a lease incentive and amortized as a reduction of revenue over the lease term. Tenant improvement ownership is determined based on various factors including, but not limited to:
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
The Company leases apartment units and single-family homes under operating leases with terms generally of one year or less. Generally, credit investigations will be performed for prospective residents and security deposits will be obtained. The Company recognizes rental revenue, net of concessions, on a straight-line basis over the term of the lease, when collectibility is determined to be probable.
In accordance with Topic 842, the Company makes a determination of whether the collectibility of the lease payments in an operating lease is probable. If the Company determines the lease payments are not probable of collection, the Company would fully reserve for any contractual lease payments, deferred rent receivable, and variable lease payments and would recognize rental income at the lesser of (1) on a straight-line basis or (2) cash received. Beginning January 1, 2019, these changes to the Company’s collectibility assessment are reflected as an adjustment to rental income. Prior to January 1, 2019, bad debt expense related to uncollectible accounts receivable and deferred rent receivable was included in operating, maintenance, and management expense in the statement of operations. Any subsequent changes to the collectibility of the allowance for doubtful accounts as of December 31, 2018, which was recorded prior to the adoption of Topic 842, are recorded in operating, maintenance, and management expense in the statement of operations.
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

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019
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
ASC 610-20 refers to the revenue recognition standard (Topic 606).  Under ASC 610-20, if the Company determines it does not have a controlling financial interest in the entity that holds the asset and the arrangement meets the criteria to be accounted for as a contract, the Company would derecognize the asset and recognize a gain or loss on the sale of the real estate when control of the underlying asset transfers to the buyer.  As a result of the adoption of ASC 610-20 on January 1, 2018, the Company recorded a cumulative effect adjustment to increase retained earnings by $2.5 million to recognize the deferred gain from the sale of 102 developable acres at Park Highlands that closed on May 1, 2017, as control of the sold acres had transferred to the buyers at closing.
As of December 31, 2018 and 2019, the Company had recorded contract liabilities of $3.1 million, respectively, related to deferred proceeds received from the buyers of the Park Highlands land sales and another developer for the value of land that was contributed to a master association that is consolidated by the Company, which was included in other liabilities on the accompanying consolidated balance sheets.
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

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019
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
The Company records the fair value of debt assumed in an acquisition based on management’s estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio, type of collateral and other credit enhancements.
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

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019
Impairment of Real Estate and Related Intangible Assets and Liabilities
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets and liabilities may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, the Company assesses the recoverability by estimating whether the Company will recover the carrying value of the real estate and related intangible assets and liabilities through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities. The Company did not record any impairment losses on its real estate and related intangible assets and liabilities during the years ended December 31, 2019, 2018 and 2017.
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
Real Estate Debt Securities
The Company classifies its investment in real estate debt securities as held to maturity as the Company has the intent and ability to hold this investment until maturity. The Company’s real estate debt securities are recorded at amortized cost, net of other-than-temporary impairment (if any), and evaluated for other-than-temporary impairment at each balance sheet date.  The amortized cost of a real estate debt security is the outstanding unpaid principal balance, net of unamortized acquisition premiums or discounts and unamortized costs and fees directly associated with the origination or acquisition of the real estate debt security. The amount of other-than-temporary impairment, if any, will be measured by comparing the amortized cost of the real estate debt security to the present value of the expected cash flows discounted at the real estate debt security’s effective interest rate, the real estate debt security’s observable market price, or the fair value of the collateral if the real estate debt security is collateral dependent and collection of principal and interest is not assured.  If a real estate debt security is deemed to be other-than-temporarily impaired, the Company will record an other-than-temporary impairment on the consolidated statements of operations. During the year ended December 31, 2019, the Company converted all debt securities to Preferred Units and during the year ended December 31, 2018, the Company recorded an other-than-temporary impairment loss of $2.5 million related to its investment in real estate debt securities. See note 6, “Real Estate Debt Securities” for a further discussion on the other-than-temporary impairment loss recorded by the Company. The Company did not record any other-than-temporary impairment losses related to its real estate debt securities during the years ended December 31, 2019 and 2017.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019
Real Estate Equity Securities
The Company determines the appropriate classification for real estate equity securities at acquisition (on the trade date) and reevaluates such designation as of each balance sheet date. As of December 31, 2019 and 2018, the Company classified its investments in real estate equity securities as available-for-sale as the Company intends to hold the securities for the purpose of collecting dividend income and for longer term price appreciation. These investments are carried at their estimated fair value based on quoted market prices for the security, net of any discounts for restrictions on the sale of the security. Any discount for lack of marketability is estimated using an option pricing model. Transaction costs that are directly attributable to the acquisition of real estate equity securities are capitalized to its cost basis.
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
Investments in Unconsolidated Entities
Equity Method
The Company accounts for investments in unconsolidated joint venture entities in which the Company may exercise significant influence over, but does not control, using the equity method of accounting. Under the equity method, the investment is initially recorded at cost and subsequently adjusted to reflect additional contributions or distributions and the Company’s proportionate share of equity in the joint venture’s income (loss). The Company recognizes its proportionate share of the ongoing income or loss of the unconsolidated joint venture as equity in income (loss) of unconsolidated joint venture on the consolidated statements of operations. On a quarterly basis, the Company evaluates its investment in an unconsolidated joint venture for other-than-temporary impairments. The Company did not record any impairment losses related to its unconsolidated real estate joint ventures accounted for under the equity method during the years ended December 31, 2019, 2018 and 2017.
Equity Investment Without Readily Determinable Value
Prior to the adoption of ASU No. 2016-01 on January 1, 2018, the Company accounted for investments in unconsolidated joint venture entities in which the Company did not have the ability to exercise significant influence and had virtually no influence over partnership operating and financial policies using the cost method of accounting.  Under the cost method, income distributions from the partnership were recognized in other income.  Distributions that exceed the Company’s share of earnings were applied to reduce the carrying value of the Company’s investment and any capital contributions increased the carrying value of the Company’s investment.  On a quarterly basis, the Company evaluated its cost method investment in an unconsolidated joint venture for other-than-temporary impairments.  The fair value of a cost method investment was not estimated if there were no identified events or changes in circumstances that indicated a significant adverse effect on the fair value of the investment. The Company did not record any impairment losses related to its unconsolidated real estate joint ventures accounted for under the cost method during the year ended December 31, 2017.
In accordance with ASU No. 2016-01, the Company may elect to measure an equity investment without a readily determinable value that does not qualify for the practical expedient to estimate fair value using the net asset value per share, at its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company elected to measure its investment in the NIP Joint Venture and Battery Point Series A-3 Preferred Units in accordance with the above guidance and applying it prospectively. As of December 31, 2019 and 2018, the Company recorded its investment in the NIP Joint Venture at a cost basis of $1.2 million and $1.5 million, respectively. Distributions of income from the NIP Joint Venture are recognized in other income. Distributions that exceed the Company’s share of earnings are applied to reduce the carrying value of the Company’s investment and any capital contributions would increase the carrying value of the Company’s investment. As of December 31, 2019, the Company recorded its investments in Battery Point Series A-3 Preferred Units at the cost basis of $14.0 million. As of December 31, 2019, the Company did not identify any indicators of impairment related these investments.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Cash and cash equivalents are stated at cost, which approximates fair value. There were no restrictions on the use of the Company’s cash and cash equivalents as of December 31, 2019 and 2018.
The Company’s cash and cash equivalents balance exceeded federally insurable limits as of December 31, 2019. The Company monitors the cash balances in its operating accounts and adjusts the cash balances as appropriate; however, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.
Restricted Cash
Restricted cash is comprised of lender impound reserve accounts on the Company’s borrowings for security deposits, property taxes, insurance, debt service obligations and capital improvements and replacements.
Rents and Other Receivables
Prior to January 1, 2019, the Company periodically evaluated the collectibility of amounts due from tenants and maintained an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under lease agreements. In addition, the Company maintained an allowance for deferred rent receivable that arose from the straight-lining of rents. The Company exercises judgment in establishing these allowances and considers payment history and current credit status of its tenants in developing these estimates.
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

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019
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

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019
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
On December 17, 2019, the Company’s board of directors approved an estimated value per share of the Company’s common stock of $10.63 (unaudited) based on the estimated value of the Company’s assets less the estimated value of the Company’s liabilities, or net asset value, divided by the number of shares outstanding as of September 30, 2019. Commencing December 29, 2019, the purchase price per share under the DRP was $10.63.
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
•During any calendar year, the Company may redeem only the number of shares that the Company can purchase with the amount of net proceeds from the sale of shares under the its dividend reinvestment plan during the prior calendar year; provided, however, that this limit may be increased or decreased by us upon ten business days’ notice to the Company’s stockholders. To the extent that the Company redeems less than the number of shares that the Company can purchase in any calendar year with the amount of net proceeds from the sale of shares under the Company’s dividend reinvestment plan during the prior calendar year plus any additional funds approved by the Company, such excess capacity to redeem shares during any calendar year shall be added to the Company’s capacity to otherwise redeem shares during the subsequent calendar year. Furthermore, during any calendar year, once the Company has received requests for redemptions, whether in connection with a stockholder’s death, “qualifying disability or “determination of incompetence”, or otherwise, that if honored, and when combined with all prior redemptions made during the calendar year, would result in the amount of remaining funds available for the redemption of additional shares in such calendar year being $1.0 million or less, the last $1.0 million of available funds shall be reserved exclusively for shares being redeemed in connection with a stockholder’s death, “qualifying disability or “determination of incompetence.” To the extent that, in the last month of any calendar year, the amount of redemption requests in connection with a stockholder’s death, “qualifying disability or “determination of incompetence” is less than the amount of available funds reserved for such redemptions in accordance with the previous sentence, any excess funds may be used to redeem shares not in connection with a stockholder’s death, “qualifying disability or “determination of incompetence” during such month.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019
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
Except for redemptions made upon a stockholder’s death, “qualifying disability” or “determination of incompetence”, the price at which the Company will redeem shares is 95% of the Company’s most recent estimated value per share as of the applicable redemption date.  Upon the death, “qualifying disability” or “determination of incompetence” of a stockholder, the redemption price continued to be equal to the Company’s most recent estimated value per share.
The proceeds from our dividend reinvestment plan in 2019 were $0.8 million. Therefore, in 2020 the Company may redeem no more than $0.8 million of shares in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence.” To the extent extra capacity is available with respect to redemptions in the last month of 2020, such capacity will be made available for redemption of shares other than in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence.”
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

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019
The Company limits the dollar value of shares that may be redeemed under the program as described above. During the year ended December 31, 2019, the Company had redeemed $10.0 million of common stock under the share redemption program. The Company processed all redemption requests received in good order and eligible for redemption through the December 2019 redemption date, except for 5,813,699 shares totaling $58.7 million due to the limitations described above. The Company recorded $0.8 million and $10.0 million of redeemable common stock payable on the Company’s balance sheet as of December 31, 2019 and 2018, respectively, related to unfulfilled redemption requests received in good order under the share redemption program. Based on the eleventh amended and restated share redemption program, the Company has $0.8 million available for redemptions during 2020, including shares that are redeemed in connection with a stockholders’ death, “qualifying disability” or “determination of incompetence,” subject to the limitations described above.
In addition to the redemptions under the program described above, during the year ended December 31, 2019, the Company repurchased an additional 3,057 shares of common stock at $9.41 per share for an aggregate price of $29,000.
Related Party Transactions
Pursuant to advisory agreements with KBS Capital Advisors and the Advisor, the Company was or is obligated to pay the KBS Capital Advisors or Advisor specified fees upon the provision of certain services related to the investment of funds in real estate and real estate-related investments, management of the Company’s investments and for other services (including, but not limited to, the disposition of investments). The Company is or was obligated to reimburse the KBS Capital Advisors or Advisor for acquisition and origination expenses and certain operating expenses incurred on behalf of the Company or incurred in connection with providing services to the Company. In addition, KBS Capital Advisors and the Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the applicable advisory agreement. See note 11, “Related Party Transactions.”
The Company records all related party fees as incurred, subject to any limitations described in the advisory agreement. The Company had not incurred any subordinated participation in net cash flows or subordinated incentive listing fees payable to the Advisor through December 31, 2019.
Acquisition and Origination Fees
The Company pays the applicable advisor an acquisition and origination fee equal to 1% of the cost of investments acquired, or the amount funded by the Company to acquire or originate mortgage, mezzanine, bridge or other loans, including any acquisition and origination expenses related to such investments and any debt attributable to such investments.
Asset Management Fee
With respect to investments in loans and any investments other than real estate, the Company pays the applicable advisor a monthly fee calculated, each month, as one-twelfth of 0.75% of the lesser of (i) the amount paid or allocated to acquire or fund the loan or other investment, inclusive of acquisition and origination fees and expenses related thereto and the amount of any debt associated with or used to acquire or fund such investment and (ii) the outstanding principal amount of such loan or other investment, plus the acquisition and origination fees and expenses related to the acquisition or funding of such investment, as of the time of calculation.
With respect to investments in real estate, the Company pays the applicable advisor a monthly asset management fee equal to one-twelfth of 0.75% of the amount paid or allocated to acquire the investment, including the cost of subsequent capital improvements, inclusive of acquisition fees and expenses related thereto and the amount of any debt associated with or used to acquire such investment.
In the case of investments made through joint ventures, the asset management fee is determined based on the Company’s proportionate share of the underlying investment, inclusive of the Company’s proportionate share of any fees and expenses related thereto.
Disposition Fee
For substantial assistance in connection with the sale of properties or other investments, the Company pays the applicable advisor or its affiliates 1.0% of the contract sales price of each property or other investment sold; provided, however, in no event may the disposition fees paid to the applicable advisor, its affiliates and unaffiliated third parties exceed 6.0% of the contract sales price.
Incentive Fee
See note 11, “Related Party Transactions,” for information about incentive and /or termination fees payable to KBS Capital Advisors and the Advisor.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019
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
The Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. Neither the Company nor its subsidiaries have been assessed interest or penalties by any major tax jurisdictions. The Company’s evaluations were performed for all open tax years through December 31, 2019. As of December 31, 2019, returns for the calendar year 2015 through 2018 remain subject to examination by major tax jurisdictions.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019
Segments
The Company has invested in opportunistic real estate, non-performing loans, other real estate-related assets and single-family homes. In general, the Company intends to hold its investments in opportunistic real estate, non-performing loans and other real estate-related assets for capital appreciation. Traditional performance metrics of non-performing loans, opportunistic real estate and other real estate-related assets may not be meaningful as these investments are generally non-stabilized and do not provide a consistent stream of interest income or rental revenue. These investments exhibit similar long-term financial performance and have similar economic characteristics. These investments typically involve a higher degree of risk and do not provide a constant stream of ongoing cash flows. As a result, the Company’s management views opportunistic real estate, non-performing loans and other real estate-related assets as similar investments. Substantially all of its revenue and net income (loss) is from opportunistic real estate, non-performing loans and other real estate-related assets and therefore, the Company currently aggregates its operating segments into one reportable business segment. The Company owns single-family homes in six markets and are all aggregated into one reportable business segment due to the homes being stabilized, having high occupancy rates and have similar economic characteristics.
Per Share Data
The Company applies the two-class method when computing its earnings per share. Net income per share for each class of stock is calculated by assuming all of the Company’s net income (loss) is distributed to each class of stock based on their contractual rights.
Unvested restricted stock that contains non-forfeitable rights to distributions (whether paid or unpaid) are considered participating securities and are included in the computation of earnings per share.
Basic earnings (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted earnings (loss) per share of common stock is computed based on the weighted-average number of shares of common stock outstanding during each period, plus potential common shares considered outstanding during the period, as long as the inclusion of such awards is not anti-dilutive. Potential common shares consist of unvested restricted stock, using the more dilutive of either the two-class method or the treasury stock method.
The noncontrolling PORT Series A convertible redeemable preferred shares are not included as the preferred shares are convertible contingent on the common stock of PORT being publicly traded. Once PORT common stock is publicly traded, the per-share earnings of PORT will be included in the Company’s EPS computations based on the consolidated holdings of PORT.
The Company’s unvested restricted shares have been excluded from the calculation of diluted earnings per share for the year ended December 31, 2019, as their inclusion would have been anti-dilutive.
Distributions declared per share were $0.03, $3.00 and $3.89 during the years ended December 31, 2019, 2018 and 2017, respectively.
Square Footage, Occupancy and Other Measures
Square footage, occupancy, number of tenants and other measures including annualized base rents and annualized base rents per square foot used to describe real estate and real-estate related investments included in these Notes to Consolidated Financial Statements are presented on an unaudited basis.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019
Recently Issued Accounting Standards Updates
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments (“ASU No. 2016-13”).  ASU No. 2016-13 affects entities holding financial assets and net investments in leases that are not accounted for at fair value through net income.  The amendments in ASU No. 2016-13 require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected.  The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset.  ASU No. 2016-13 also amends the impairment model for available-for-sale debt securities.  An entity will recognize an allowance for credit losses on available-for-sale debt securities as a contra-account to the amortized cost basis rather than as a direct reduction of the amortized cost basis of the investment, as is currently required. ASU No. 2016-13 also requires new disclosures.  For financial assets measured at amortized cost, an entity will be required to disclose information about how it developed its allowance for credit losses, including changes in the factors that influenced management’s estimate of expected credit losses and the reasons for those changes.  For financing receivables and net investments in leases measured at amortized cost, an entity will be required to further disaggregate the information it currently discloses about the credit quality of these assets by year of the asset’s origination for as many as five annual periods. For available-for-sale debt securities, an entity will be required to provide a roll-forward of the allowance for credit losses and an aging analysis for securities that are past due.  ASU No. 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years.  Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  The Company deems that the adoption of ASU No. 2016-13 does not have a material effect on its financial statements.
In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, which clarified that receivables from operating leases are not within the scope of Topic 326 and instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820):  Disclosure Framework -Changes to the Disclosure Requirements for Fair Value Measurement (“ASU No. 2018-13”).  The primary focus of ASU 2018-13 is to improve the effectiveness of the disclosure requirements for fair value measurements. ASU No. 2018-13 removes the requirement to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for the timing of transfers between levels and the valuation processes for Level 3 fair value measurements. It also adds a requirement to disclose changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and to disclose the range and weighted average of significant unobservable inputs used to develop recurring and nonrecurring Level 3 fair value measurements. For certain unobservable inputs, entities may disclose other quantitative information in lieu of the weighted average if the other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop the Level 3 fair value measurement.  In addition, public entities are required to provide information about the measurement uncertainty of recurring Level 3 fair value measurements from the use of significant unobservable inputs if those inputs reasonably could have been different at the reporting date. ASU No. 2018-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Entities are permitted to early adopt either the entire standard or only the provisions that eliminate or modify the requirements. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The Company deems that the adoption of ASU No. 2018-13 will not have a material effect on its financial statements.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019
3.  REAL ESTATE HELD FOR INVESTMENT
As of December 31, 2019, the Company owned six office properties, one office portfolio consisting of four office buildings and 14 acres of undeveloped land encompassing, in the aggregate, approximately 3.0 million rentable square feet. As of December 31, 2019, these properties were 79% occupied. In addition, the Company owned one residential home portfolio consisting of 993 single-family homes and encompassing approximately 1.4 million rental square feet and one apartment property containing 317 units and encompassing approximately 0.3 million rentable square feet, which was 89% and 85% occupied, respectively as of December 31, 2019. The Company also owned three investments in undeveloped land with approximately 1,000 developable acres. The following table summarizes the Company’s real estate held for investment as of December 31, 2019 and 2018, respectively (in thousands):

	December 31, 2019	December 31, 2018
Land	$175,317	$141,950
Buildings and improvements	618,974	426,604
Tenant origination and absorption costs	30,569	22,472
Total real estate, cost	824,860	591,026
Accumulated depreciation and amortization	(65,381)	(38,052)
Total real estate, net	$759,479	$552,974

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019
The following table provides summary information regarding the Company’s real estate held for investment as of December 31, 2019 (in thousands):

Property	Date Acquired or Foreclosed on	City	State	Property Type	Land	Building and Improvements	Tenant Origination and Absorption	Total Real Estate, at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net	Ownership %
Richardson Portfolio:
Palisades Central I	11/23/2011	Richardson	TX	Office	$1,037	$12,258	$—	$13,295	$(3,565)	$9,730	90.0%
Palisades Central II	11/23/2011	Richardson	TX	Office	810	21,006	—	21,816	(5,486)	16,330	90.0%
Greenway I	11/23/2011	Richardson	TX	Office	561	2,147	—	2,708	(901)	1,807	90.0%
Greenway III	11/23/2011	Richardson	TX	Office	702	3,765	—	4,467	(1,321)	3,146	90.0%
Undeveloped Land	11/23/2011	Richardson	TX	Undeveloped Land	3,134	—	—	3,134	—	3,134	90.0%
Total Richardson Portfolio					6,244	39,176	—	45,420	(11,273)	34,147
Park Highlands (1)	12/30/2011	North Las Vegas	NV	Undeveloped Land	34,167	—	—	34,167		34,167	(1)
Park Centre	03/28/2013	Austin	TX	Office	3,251	34,452	—	37,703	(6,334)	31,369	100.0%
1180 Raymond	08/20/2013	Newark	NJ	Apartment	8,292	39,128	—	47,420	(7,897)	39,523	100.0%
Park Highlands II (1)	12/10/2013	North Las Vegas	NV	Undeveloped Land	27,078	—	—	27,078	—	27,078	(1)
Richardson Land II	09/04/2014	Richardson	TX	Undeveloped Land	3,418	—	—	3,418	—	3,418	90.0%
Crown Pointe	02/14/2017	Dunwoody	GA	Office	22,590	68,106	4,830	95,526	(11,753)	83,773	100.0%
The Marq (2)	03/01/2018	Minneapolis	MN	Office	10,387	81,065	4,179	95,631	(7,119)	88,512	100.0%
City Tower	03/06/2018	Orange	CA	Office	13,930	135,390	7,937	157,257	(12,823)	144,434	100.0%
Eight & Nine Corporate Centre	06/08/2018	Franklin	TN	Office	17,401	57,595	4,572	79,568	(4,356)	75,212	100.0%
Georgia 400 Center	05/23/2019	Alpharetta	GA	Office	11,431	72,529	7,574	91,534	(3,053)	88,481	100.0%
Single-Family Homes Portfolio
Birmingham Homes	11/04/2019	Birmingham	AL	Home	2,444	11,044	162	13,650	(90)	13,560	100.0%
Houston Homes	11/04/2019	Houston	TX	Home	6,154	22,609	432	29,195	(191)	29,004	100.0%
Jacksonville Homes	11/04/2019	Jacksonville	FL	Home	2,986	24,058	353	27,397	(210)	27,187	100.0%
Memphis Homes	11/04/2019	Memphis	TN	Home	2,679	15,664	266	18,609	(131)	18,478	100.0%
Atlanta Homes	11/04/2019	Atlanta	GA	Home	783	3,839	65	4,687	(38)	4,649	100.0%
Oklahoma Homes	11/04/2019	Oklahoma City	OK	Home	2,082	14,319	199	16,600	(113)	16,487	100.0%
Total Single-Family Homes Portfolio					17,128	91,533	1,477	110,138	(773)	109,365
					$175,317	$618,974	$30,569	$824,860	$(65,381)	$759,479
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

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019
Operating Leases
Certain of the Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of December 31, 2019, the leases, excluding options to extend apartment leases and single-family home leases, which have terms that are generally one year or less, had remaining terms of up to 12.2 years with a weighted-average remaining term of 4.3 years. Some of the leases have provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from tenants in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash and assumed in real estate acquisitions related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $4.3 million and $3.7 million as of December 31, 2019 and 2018, respectively.
During the years ended December 31, 2019, 2018 and 2017, the Company recognized deferred rent from tenants of $4.1 million, $4.7 million and $2.4 million, respectively, net of lease incentive amortization. As of December 31, 2019 and 2018, the cumulative deferred rent receivable balance, including unamortized lease incentive receivables, was $13.6 million and $8.4 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $3.1 million and $1.3 million of unamortized lease incentives as of December 31, 2019 and 2018, respectively.
As of December 31, 2019, the future minimum rental income from the Company’s properties, excluding apartment and single-family home leases, under non-cancelable operating leases was as follows (in thousands):

2020	$53,396
2021	50,295
2022	44,112
2023	35,871
2024	30,396
Thereafter	67,980
$282,050
As of December 31, 2019, the Company’s commercial real estate properties were leased to approximately 229 tenants over a diverse range of industries and geographic areas. The Company’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Insurance	26	$7,817	14.1%
Health Care and Social Services	16	7,021	12.7%
Computer Systems	24	6,852	12.4%
		$21,690	39.2%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2019, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
No other tenant industries accounted for more than 10% of annualized base rent. No material tenant credit issues have been identified at this time.
Geographic Concentration Risk
As of December 31, 2019, the Company’s real estate investments in Georgia and California represented 17.0% and 13.9%, respectively, of the Company’s total assets. As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the Georgia and California real estate markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019
Recent Real Estate Asset Acquisition
Georgia 400 Center
On May 23, 2019, the Company, through an indirect wholly owned subsidiary, acquired an office property consisting of three buildings containing an aggregate of 416,463 rentable square feet located on approximately 24.4 acres of land in Alpharetta, Georgia (“Georgia 400 Center”). The seller is not affiliated with the Company, KBS Capital Advisors or the Advisor. The purchase price (net of closing credits) of Georgia 400 Center was $90.3 million, which includes $1.2 million of capitalized acquisition costs. The Company recorded this acquisition as an asset acquisition and recorded $11.4 million to land, $72.0 million to building and improvements, $7.6 million to tenant origination and absorption costs and $0.7 million to below-market lease liabilities. The intangible assets and liabilities acquired in connection with this acquisition have weighted-average amortization periods as of the date of acquisition of 5.8 years for tenant origination and absorption costs and 2.4 years for below-market lease liabilities.
Recent Business Combination
Reven Portfolio
On November 4, 2019, the Company, through an indirect wholly owned subsidiary, acquired a single-family home portfolio consisting of 993 single-family homes ("Reven"), at the time of acquisition. The seller is not affiliated with the Company, KBS Capital Advisors or the Advisor. The aggregate value of the consideration paid to former holders of Reven common stock was $56.6 million in cash and in addition, the Company expensed $4.5 million of transaction and related costs, which includes $2.4 million of severance costs and a $1.2 million acquisition fee to affiliate. At the closing of the acquisition, Reven changed its name to Pacific Oak Residential Trust, Inc (“PORT”). The intangible assets acquired with this acquisition have weighted-average amortization periods as of the date of acquisition of 0.5 years for tenant origination and absorption costs.

The fair values of the assets acquired and liabilities assumed at the closing date were as follows:
Assets:
Land	$17,126
Building and improvements	91,320
Tenant origination and absorption costs	1,477
Cash and cash equivalents	8,104
Restricted cash	1,667
Rents and other receivables	989
Prepaid expenses and other assets	634
Liabilities:
Notes payable	(61,885)
Accounts payable and accrued liabilities	(1,893)
Other liabilities	(904)
Total cash paid for acquisition	$56,635
The following unaudited pro forma results of operations reflect the Company’s results as if the acquisition of Reven had occurred on January 1, 2019. The information is not necessarily indicative of the results that actually would have occurred, nor does it indicate future operating results. All significant adjustments necessary to reflect the effects have been made.

For the year ended December 31, 2019:
Revenues	$102,540
Expenses	(116,370)
Net loss	$(13,830)

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019
Recent Real Estate Sales
424 Bedford
On January 11, 2019, the 424 Bedford Joint Venture sold 424 Bedford to a purchaser unaffiliated with the Company, KBS Capital Advisors or the Advisor, for $43.8 million before closing costs and credits. The carrying value of 424 Bedford as of the disposition date was $34.0 million, which was net of $5.3 million of accumulated depreciation and amortization. The Company recognized a gain on sale of $7.6 million related to the disposition of 424 Bedford.
Burbank Collection
On July 19, 2019, the Burbank Collection Joint Venture sold the Burbank Collection to a purchaser unaffiliated with the Company, KBS Capital Advisors or the Advisor for $25.9 million before closing costs. The carrying value of the Burbank Collection as of the disposition date was $14.7 million, which was net of $2.6 million of accumulated depreciation and amortization. The Company recognized a gain on sale of $10.5 million related to the disposition of the Burbank Collection.
125 John Carpenter
On November 1, 2019, the Company sold 125 John Carpenter to a wholly owned subsidiary of Keppel Pacific Oak US REIT (the “SREIT”). The sale price, net of closing credits, of 125 John Carpenter was $99.8 million. The carrying value of 125 John Carpenter was $82.4 million, which was net of $9.1 million of accumulated depreciation and amortization. In connection with the sale of 125 John Carpenter, the Company repaid $53.2 million of outstanding debt secured by 125 John Carpenter.
4.  TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES
As of December 31, 2019 and 2018, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Cost	$30,569	$22,472	$3,714	$3,714	$(4,958)	$(4,406)
Accumulated Amortization	(10,223)	(5,255)	(741)	(337)	1,778	878
Net Amount	$20,346	$17,217	$2,973	$3,377	$(3,180)	$(3,528)
Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the years ended December 31, 2019, 2018 and 2017 were as follows (in thousands):

	Tenant Origination and Absorption Costs			Above-Market Lease Assets			Below-Market Lease Liabilities
	For the Years Ended December 31,			For the Years Ended December 31,			For the Years Ended December 31,
	2019	2018	2017	2019	2018	2017	2019	2018	2017
Amortization	$(7,036)	$(7,895)	$(10,265)	$(404)	$(361)	$(283)	$1,495	$1,513	$2,858
The remaining unamortized balance for these outstanding intangible assets and liabilities as of December 31, 2019 will be amortized for the years ending December 31 as follows (in thousands):

	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities
2020	$(6,470)	$(315)	$866
2021	(4,226)	(297)	560
2022	(3,104)	(297)	507
2023	(2,106)	(297)	416
2024	(1,745)	(297)	407
Thereafter	(2,695)	(1,470)	424
	$(20,346)	$(2,973)	$3,180
Weighted-Average Remaining Amortization Period	4.8 years	10.5 years	5.1 years

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019
Additionally, as of December 31, 2019 and 2018, the Company had recorded tax abatement intangible assets, net of amortization, on real estate held for investment, which are included in prepaid expenses and other assets in the accompanying balance sheets, of $1.0 million and $1.6 million, respectively. During each of the years ended December 31, 2019, 2018 and 2017, the Company recorded amortization expense of $0.6 million, $1.0 million, and $1.0 million related to tax abatement intangible assets, respectively. As of December 31, 2019, the tax abatement intangible assets had a remaining amortization period of 1.7 years.
5.  REAL ESTATE EQUITY SECURITIES
As of December 31, 2019, the Company owned three investments in real estate equity securities. The following table sets forth the number of shares owned by the Company and the related carrying value of the shares as of December 31, 2019 and December 31, 2018 (dollars in thousands):

	December 31, 2019		December 31, 2018
Real Estate Equity Security	Number of Shares Owned	Total Carrying Value	Number of Shares Owned	Total Carrying Value
Whitestone REIT	—	$—	1,781,894	$21,846
Keppel Pacific Oak US REIT	64,165,352	50,049	56,979,352	34,757
Franklin Street Properties Corp.	2,773,729	23,743	2,772,529	17,273
Plymouth Industrial REIT, Inc.	415,841	7,647	—	—
	67,354,922	$81,439	61,533,775	$73,876
During the year ended December 31, 2019, the Company purchased 555,555 shares of common stock of Plymouth Industrial REIT, Inc. (NYSE Ticker: PLYM) for an aggregate purchase price of $10.0 million and also sold 139,714 shares of common stock for an aggregate sales price of $2.7 million. During the year ended December 31, 2019, the Company sold 1,781,894 shares of common stock of Whitestone REIT for an aggregate sales price of $25.4 million.
On October 29, 2019, the Company acquired an additional 7,186,000 common units of the SREIT for $5.2 million in connection with the sale of 125 John Carpenter to a wholly owned subsidiary of the SREIT. See note 7, “Real Estate Dispositions” for a further discussion on the Company’s sale of the building.
The following summarizes the portion of gain and loss for the period related to real estate equity securities held during the years ended December 31, 2019 and 2018 (in thousands):

	For the Years Ended December 31,
	2019	2018
Net gain (loss) recognized during the period on real estate equity securities	$20,379	$(19,010)
Less: Net gain (loss) recognized during the period on real estate equity securities sold during the period	4,158	(837)
Unrealized gain (loss) recognized during the reporting period on real estate equity securities still held at period end	$16,221	$(18,173)
During the years ended December 31, 2019, 2018 and 2017, the Company recognized $5.8 million, $6.0 million and $2.5 million, respectively, of dividend income from real estate equity securities.
6.  REAL ESTATE DEBT SECURITIES
The information for the real estate debt securities as of December 31, 2019 and 2018 is set forth below (in thousands):

Debt Securities Name	Date Acquired	Debt Securities Type	Outstanding Principal Balance as of December 31, 2019	Book Value as of December 31, 2019	Book Value as of December 31, 2018	Contractual Interest Rate	Annualized Effective Interest Rate	Maturity Date
Battery Point Series B Preferred Units	10/28/2016 / 03/30/2017 / 05/12/2017	Series B Preferred Units	$—	$—	$10,859	(1)	(1)	(1)
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

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019
The following summarizes the activity related to real estate debt securities for the year ended December 31, 2019 (in thousands):

Real estate debt securities - December 31, 2018	$10,859
Principal repayment	(7,750)
Deferred interest receivable and interest accretion	(2,992)
Receipt of deferred interest receivable	(130)
Accretion of commitment fee, net of closing costs	4
Other-than-temporary impairment	9
Real estate debt securities - December 31, 2019	$—
For the years ended December 31, 2019, 2018 and 2017, interest income from real estate debt securities consisted of the following (in thousands):

	For the Years Ended December 31,
	2019	2018	2017
Contractual interest income	$356	$1,910	$1,217
Interest accretion	4	59	315
Accretion of commitment fee, net of closing costs and acquisition fee	9	49	250
Interest income from real estate debt securities	$369	$2,018	$1,782
During the year ended December 31, 2018, the Company recorded an other-than-temporary impairment loss of $2.5 million related to its investment in real estate debt securities as the Company did not believe it is probable that the Company will collect 100% of the contractual cash flows due under the original terms as the issuer under the debt securities was experiencing deteriorating operating performance.  The amount of other-than temporary impairment was measured by comparing the amortized cost of the real estate debt securities to the expected cash flows based on a probability-weighted measure over a range of potential outcomes discounted at a 12% discount rate.
7. REAL ESTATE DISPOSITIONS
During the year ended December 31, 2019, the Company disposed of one office building, one retail property and one apartment property. During the year ended December 31, 2018, the Company disposed of one office building and one office/flex/industrial portfolio consisting of 21 buildings. During the year ended December 31, 2017, the Company disposed of 12 office properties.
On November 1, 2019, the Company, through an indirect wholly owned subsidiary, sold 125 John Carpenter to KORE 125 John Carpenter, LLC, a wholly owned subsidiary of the Keppel Pacific Oak US REIT, previously known as Keppel-KBS US REIT, a newly formed Singapore real estate investment trust (the “SREIT”). The sale price, net of closing credits, of 125 John Carpenter was $99.8 million, before third-party closing costs of approximately $0.2 million and excluding any disposition fees payable to the Company's then-current external advisor. Prior to the sale of 125 John Carpenter, the Company owned 56,979,352 common units of the SREIT, representing a 6.89% ownership interest. On October 29, 2019, the Company purchased 7,186,000 common units of the SREIT for $5.2 million in connection with a private placement to institutional and other investors, maintaining its 6.89% ownership interest. The Company recognized a gain on sale of $16.0 million related to the disposition of 125 John Carpenter.
On July 19, 2019, the Burbank Collection Joint Venture sold the Burbank Collection to a purchaser unaffiliated with the Company, KBS Capital Advisors or the Advisor for $25.9 million before closing costs. The carrying value of the Burbank Collection as of the disposition date was $14.7 million, which was net of $2.6 million of accumulated depreciation and amortization. The Company recognized a gain on sale of $10.5 million related to the disposition of the Burbank Collection.
On January 11, 2019, the 424 Bedford Joint Venture sold 424 Bedford to a purchaser unaffiliated with the Company, KBS Capital Advisors or the Advisor, for $43.8 million before closing costs and credits. The carrying value of 424 Bedford as of the disposition date was $34.0 million, which was net of $5.3 million of accumulated depreciation and amortization. The Company recognized a gain on sale of $7.6 million related to the disposition of 424 Bedford.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019
On November 30, 2018, the Company, through an indirect wholly owned subsidiary, sold the Westpark Portfolio to Keppel-KBS Westpark, LLC, a wholly owned subsidiary of the SREIT. The sale price, net of closing credits, of the Westpark Portfolio was $166.4 million, before third-party closing costs of approximately $3.2 million and excluding any disposition fees payable to the Company’s then-current external advisor. On November 26, 2018, the SREIT issued an aggregate of 186,236,224 common units of the SREIT as a result of their renounceable and underwritten rights issue. The Company purchased 12,979,852 common units of the SREIT for $6.5 million in connection with this offering, maintaining its 7% ownership interest. The Company recognized a gain on sale of $32.5 million related to the disposition of the Westpark Portfolio.
On July 17, 2018, the Company sold the Central Building to a purchaser unaffiliated with the Company, KBS Capital Advisors or the Advisor for $67.5 million before closing costs and credits. The carrying value of the Central Building as of the disposition date was $32.6 million, which was net of $5.6 million of accumulated depreciation and amortization. The Company recognized a gain on sale of $32.1 million related to the disposition of the Central Building.
On November 8, 2017, the Company, through 11 wholly owned subsidiaries, sold 11 of its properties (the “Singapore Portfolio”) to various subsidiaries of the SREIT, a newly formed Singapore real estate investment trust that was listed on the Singapore Stock Exchange (the “Singapore Transaction”).  The sale price of the Singapore Portfolio was $804.0 million, before third-party closing costs of approximately $7.7 million and excluding any disposition fees payable to KBS Capital Advisors. The SREIT paid a portion of the purchase price with approximately 44 million units of the SREIT (SGX Ticker: CMOU) representing 7% of outstanding units of the SREIT. The Singapore Portfolio consists of the following properties: 1800 West Loop, Westech 360 (part of the Austin Suburban Portfolio), Great Hills Plaza (part of the Austin Suburban Portfolio), Westmoor Center, Iron Point Business Park, the Plaza Buildings, Bellevue Technology Center, Northridge Center I and II, West Loop I and II, Powers Ferry Landing East and Maitland Promenade II. The carrying value of the Singapore Portfolio as of the disposition date was $543.2 million, which was net of $103.0 million of accumulated depreciation and amortization. The disposition of the Singapore Portfolio resulted in a gain of $236.9 million, of which $17.1 million was deferred based on the Company’s percentage of the SREIT units owned, which reduced the carrying value of the SREIT units at closing. Additionally, the Company recognized a loss on extinguishment of debt of $0.5 million related to certain notes payable that were repaid in full with proceeds from the Singapore Transaction.
On May 15, 2017, the Company sold 50 Congress Street to a purchaser unaffiliated with the Company, KBS Capital Advisors or the Advisor for $79.0 million, or $78.8 million net of concessions and credits. The carrying value of 50 Congress Street as of the disposition date was $47.7 million, which was net of $5.9 million of accumulated depreciation and amortization. The Company recognized a gain on sale of $29.4 million related to the disposition of 50 Congress Street.

The following summary presents the major components of assets and liabilities related to real estate held for sale as of December 31, 2019 and December 31, 2018 (in thousands):

	December 31, 2019	December 31, 2018
Assets related to real estate held for sale
Real estate, cost	$—	$139,936
Accumulated depreciation and amortization	—	(11,790)
Real estate, net	—	128,146
Other assets	—	5,503
Total assets related to real estate held for sale	$—	$133,649
Liabilities related to real estate held for sale
Notes payable, net	—	86,424
Other liabilities	—	1,477
Total liabilities related to real estate held for sale	$—	$87,901

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019
The operations of these properties and gain on sales are included in continuing operations on the accompanying statements of operations. The following table summarizes certain revenue and expenses related to these properties for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Years Ended December 31,
	2019	2018	2017
Revenues
Rental income	$11,458	$30,744	$94,073
Other operating income	911	1,171	5,668
Total revenues	$12,369	$31,915	$99,741
Expenses
Operating, maintenance, and management	$3,423	$9,117	$28,931
Real estate taxes and insurance	2,217	4,035	12,188
Asset management fees to affiliate	784	2,435	6,458
Depreciation and amortization	3,784	13,066	39,038
Interest expense	2,459	8,083	17,974
Total expenses	$12,667	$36,736	$104,589

8.  NOTES AND BONDS PAYABLE
As of December 31, 2019 and December 31, 2018, the Company’s notes and bonds payable, including notes payable related to real estate held for sale, consisted of the following (dollars in thousands):

	Book Value as of December 31, 2019	Book Value as of December 31, 2018	Contractual Interest Rate as of December 31, 2019 (1)	Interest Rate at December 31, 2019 (1)	Payment Type (3)	Maturity Date (2)
Richardson Portfolio Mortgage Loan	$36,000	$36,000	One-Month LIBOR + 2.50%	4.19%	Interest Only	11/01/2021
Park Centre Mortgage Loan (4)	21,970	8,404	One-Month LIBOR + 1.75%	3.44%	Interest Only	06/27/2022
Burbank Collection Mortgage Loan	—	10,716	(5)	(5)	(5)	(5)
1180 Raymond Mortgage Loan	30,250	30,637	One-Month LIBOR + 2.25%	3.96%	Principal & Interest	06/01/2020
1180 Raymond Bond Payable	6,080	6,280	6.50%	6.50%	Principal & Interest	09/01/2036
424 Bedford Mortgage Loan (6)	—	23,710	(6)	(6)	(6)	(6)
Pacific Oak SOR (BVI) Holdings, Ltd. Series A Debentures	224,746	259,516	4.25%	4.25%	(7)	03/01/2023
Crown Pointe Mortgage Loan (8)	51,171	51,171	One-Month LIBOR + 2.60%	4.29%	Interest Only	2/13/2020 (8)
125 John Carpenter Mortgage Loan (9)	—	53,204	(9)	(9)	(9)	(9)
City Tower Mortgage Loan	89,000	89,000	One-Month LIBOR + 1.55%	3.24%	Interest Only	03/05/2021
Marquette Plaza Mortgage Loan	53,408	50,800	One-Month LIBOR + 1.55%	3.24%	Interest Only	06/06/2021
Eight & Nine Corporate Centre Mortgage Loan	43,880	43,880	One-Month LIBOR + 1.60%	3.29%	Interest Only	06/08/2021
Georgia 400 Center Mortgage Loan	59,690	—	One-Month LIBOR + 1.55%	3.24%	Interest Only	05/22/2023
PORT Mortgage Loan 1	51,362	—	4.74%	4.74%	Interest Only	10/01/2025
PORT Mortgage Loan 2	10,523	—	4.72%	4.72%	Interest Only	03/01/2026
Total Notes and Bonds Payable principal outstanding	678,080	663,318
Net Premium/(Discount) on Notes and Bonds Payable (10)	783	198
Deferred financing costs, net	(5,200)	(8,044)
Total Notes and Bonds Payable, net	$673,663	$655,472
_____________________

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019
(1) Contractual interest rate represents the interest rate in effect under the loan as of December 31, 2019. The interest rate is calculated as the actual interest rate in effect as of December 31, 2019 (consisting of the contractual interest rate and contractual floor rates), using interest rate indices at December 31, 2019, where applicable.
(2) Represents the initial maturity date or the maturity date as extended as of December 31, 2019; subject to certain conditions, the maturity dates of certain loans may be extended beyond the date shown.
(3) Represents the payment type required under the loan as of December 31, 2019. Certain future monthly payments due under this loan also include amortizing principal payments. For more information of the Company’s contractual obligations under its notes and bonds payable, see five-year maturity table below.
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
(7) See “ - Israeli Bond Financing” below.
(8) Subsequent to December 31, 2019, the Company extended the maturity of the Crown Pointe Mortgage Loan to February 13, 2021.
(9) On November 1, 2019, in connection with the disposition of 125 John Carpenter, the Company repaid the $53.2 million outstanding principal balance due under the 125 John Carpenter Mortgage Loan.
(10) Represents the unamortized premium/discount on notes and bonds payable due to the above- and below-market interest rates when the debt was assumed. The discount/premium is amortized over the remaining life of the notes and bonds payable.
During the years ended December 31, 2019, 2018 and 2017, the Company incurred $28.8 million, $31.1 million and $37.1 million of interest expense, respectively. Included in interest expense for the years ended December 31, 2019, 2018 and 2017, was $3.6 million, $3.6 million and $4.4 million of amortization of deferred financing costs, respectively. Additionally, during the years ended December 31, 2019, 2018 and 2017, the Company capitalized $2.7 million, $2.6 million and $2.3 million of interest, respectively, to its investments in undeveloped land.
As of December 31, 2019 and 2018, the Company’s interest payable was $4.8 million and $5.2 million, respectively.
The following is a schedule of maturities, including principal amortization payments, for all notes and bonds payable outstanding as of December 31, 2019 (in thousands):

2020	$137,958
2021	278,554
2022	78,396
2023	116,132
2024	270
Thereafter	66,770
$678,080
The Company’s notes payable contain financial debt covenants. As of December 31, 2019, the Company was in compliance with all of these debt covenants.
Israeli Bond Financing
On March 2, 2016, Pacific Oak Strategic Opportunity BVI, a wholly owned subsidiary of the Company, filed a final prospectus with the Israel Securities Authority for a proposed offering of up to 1,000,000,000 Israeli new Shekels of Series A debentures (the “Debentures”) at an annual interest rate not to exceed 4.25%. On March 1, 2016, Pacific Oak Strategic Opportunity BVI commenced the institutional tender of the Debentures and accepted application for 842.5 million Israeli new Shekels. On March 7, 2016, Pacific Oak Strategic Opportunity BVI commenced the public tender of the Debentures and accepted 127.7 million Israeli new Shekels. In the aggregate, Pacific Oak Strategic Opportunity BVI accepted 970.2 million Israeli new Shekels (approximately $249.2 million as of March 8, 2016) in both the institutional and public tenders at an annual interest rate of 4.25%.  Pacific Oak Strategic Opportunity BVI issued the Debentures on March 8, 2016. The terms of the Debentures require five equal annual installment principal payments on March 1st of each year from 2019 to 2023. On March 1, 2019, the Company paid the first principal installment payment of 194.0 million Israeli new Shekels (approximately $53.6 million as of March 1, 2019). As of December 31, 2019, the Company had one foreign currency collar for an aggregate notional amount of $776.2 million Israeli new Shekels to hedge its exposure to foreign currency exchange rate movements. See note 9, “Derivative Instruments” for a further discussion on the Company’s foreign currency collar.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019
On February 16, 2020, Pacific Oak Strategic Opportunity BVI issued 254.1 million Israeli new Shekels (approximately $74.1 million as of February 16, 2020) of Series B debentures to Israeli investors pursuant to a public offering registered with the Israel Securities Authority. The Series B Debentures will bear interest at the rate of 3.93% per year. The Series B Debentures have principal installment payments equal to 33.33% of the face amount of the Series B Debentures on January 31st of each year from 2024 to 2026.
The deed of trust that governs the terms of the Debentures contains various financial covenants. As of December 31, 2019, the Company was in compliance with all of these financial debt covenants.
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
The following table summarizes the notional amount and other information related to the Company’s foreign currency collar and foreign currency option as of December 31, 2019 and 2018. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (currency in thousands):

	December 31, 2019			December 31, 2018			Strike Price	Trade Date	Maturity Date
Derivative Instruments	Number of Instruments	Notional Amount		Number of Instruments	Notional Amount
Derivative instruments not designated as hedging instruments
Foreign currency collar	1	776,182	ILS	—	—		3.38 - 3.4991 ILS - USD	11/25/2019	02/26/2020 (1)
Foreign currency collar	—	—		1	776,182	ILS	3.54 - 3.66 ILS - USD	08/20/2018	02/28/2019
_____________________
(1) On March 16, 2020, the Company entered into a foreign currency collar with an aggregate Israeli new Shekels notional amount of 418.0 million which expires on September 16, 2020. The foreign currency collar consists of a purchased call option to buy Israeli new Shekels at 3.5875 and a sold put option to sell the Israeli new Shekels at 3.725. The foreign currency collar is intended to permit the Company to exchange, on the settlement date of the collar, 418.0 million Israeli new Shekels for an amount ranging from $112.2 million to $116.5 million. On March 17, 2020, the Company entered into a foreign currency collar with an aggregate Israeli new Shekels notional amount of 380.0 million which expires on September 16, 2020. The foreign currency collar consists of a purchased call option to buy Israeli new Shekels at 3.700 and a sold put option to sell the Israeli new Shekels at 3.820. The foreign currency collar is intended to permit the Company to exchange, on the settlement date of the collar, 380.0 million Israeli new Shekels for an amount ranging from $99.5 million to $102.7 million.
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
As of December 31, 2019, the Company had entered into three interest rate caps, which were not designated as hedging instruments. The following table summarizes the notional amounts and other information related to the Company’s derivative instruments as of December 31, 2019. The notional amount is an indication of the extent of the Company’s involvement in the instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

Derivative Instrument	Effective Date	Maturity Date	Notional Value	Reference Rate
Interest rate cap	02/21/2017	02/13/2020	$46,875	One-month LIBOR at 3.00%
Interest rate cap	04/02/2018	03/05/2021	$77,513	One-month LIBOR at 3.50%
Interest rate cap	06/21/2019	05/22/2023	$51,252	One-month LIBOR at 4.00%

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019
The following table sets forth the fair value of the Company’s derivative instruments as well as their classification on the consolidated balance sheets as of December 31, 2019 and 2018 (dollars in thousands):

		December 31, 2019		December 31, 2018
Derivative Instruments	Balance Sheet Location	Number of Instruments	Fair Value	Number of Instruments	Fair Value
Derivative instruments not designated as hedging instruments
Interest rate caps	Prepaid expenses and other assets	3	$12	2	$34
Foreign currency collar	Other liabilities	1	$(179)	1	$(4,393)
The change in fair value of foreign currency options and collars that are not designated as cash flow hedges are recorded as foreign currency transaction gains or losses in the accompanying consolidated statements of operations. During the year ended December 31, 2019, the Company recognized a $4.2 million gain related to the foreign currency option and collars, which is shown net against $16.7 million of foreign currency transaction loss in the accompanying consolidated statements of operations as foreign currency transaction loss, net. During the year ended December 31, 2018, the Company recognized a $8.7 million gain related to the foreign currency option and collars, which is shown net against $18.8 million of foreign currency transaction loss in the accompanying consolidated statements of operations as foreign currency transaction loss, net. During the year ended December 2017, the Company recognized a $11.3 million loss related to the foreign currency collars, which is shown net against $26.6 million of foreign currency transaction gain in the accompanying consolidated statements of operations as foreign currency transaction loss, net.
During each of the years ended December 31, 2019, 2018 and 2017 the Company recorded an unrealized loss of $0.1 million on interest rate caps, which was included in interest expense on the accompanying consolidated statements of operations.
10.  FAIR VALUE DISCLOSURES
The following were the face values, carrying amounts and fair values of the Company’s financial instruments as of December 31, 2019 and 2018, which carrying amounts do not approximate the fair values (in thousands):

	December 31, 2019			December 31, 2018
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Real estate debt securities (1)	$—	$—	$—	$13,000	$10,859	$10,859
Financial liabilities:
Notes and bond payable	$453,334	$451,743	$455,849	$403,802	$400,470	$407,449
Pacific Oak SOR (BVI) Holdings, Ltd. Series A Debentures	$224,746	$221,920	$229,877	$259,516	$255,002	$255,814
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
As of December 31, 2019, the Company measured the following assets at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Real estate equity securities	$81,439	$81,439	$—	$—
Asset derivative - interest rate caps	$12	$—	$12	$—
Liability derivative - foreign currency collar	$(179)	$—	$(179)	$—

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019
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

11.  RELATED PARTY TRANSACTIONS
As described further below, the Company has entered into agreements with certain affiliates pursuant to which they provide services to the Company. Keith D. Hall and Peter McMillan III control and indirectly own Pacific Oak Holding Group, LLC, the Company’s sponsor since November 1, 2019. Pacific Oak Holding is the sole owner of Pacific Oak Capital Advisors, LLC, the Company’s advisor since November 1, 2019. Messrs. Hall and McMillan are also two of the Company’s executive officers and directors.
In addition, along with Charles J. Schreiber, Jr., Keith D. Hall and Peter McMillan III control and indirectly own KBS Holdings LLC (“KBS Holdings”), the Company’s sponsor prior to November 1, 2019. KBS Holdings is the sole owner of KBS Capital Advisors, the Company’s advisor prior to November 1, 2019, and KBS Capital Markets Group LLC, the entity that acted as the dealer manager of the Company’s now-terminated primary initial public offering.
From the Company’s inception through October 31, 2019, KBS Capital Advisors provided day-to-day management of the Company’s business. The advisory agreement with KBS Capital Advisors terminated on October 31, 2019, and the Company hired Pacific Oak Capital Advisors under substantially the same terms on November 1, 2019. The advisory agreement with Pacific Oak Capital Advisors has a one-year term subject to an unlimited number of successive one-year renewals upon the mutual consent of the parties.
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the years ended December 31, 2019, 2018 and 2017, respectively, and any related amounts payable as of December 31, 2019 and December 31, 2018 (in thousands):

	Incurred			Payable as of December 31,
	2019	2018	2017	2019	2018
Expensed
Asset management fees	$8,158	$8,525	$10,686	$1,498	$—
Acquisition fees on business combination (1)	1,185	—	—	—	—
Reimbursable operating expenses (2)	236	410	241	—	29
Disposition fees (3)	1,570	2,494	8,352	—	—
KBS Capital Advisors Termination Fee (4)	32,640	—	—	(4)	—
Capitalized
Acquisition fees on real estate (1)	897	3,094	907	—	—
Acquisition fees on real estate equity securities	—	239	429	—	7
Acquisition fee on investment in unconsolidated entities	207	—	—	137	—
	$44,893	$14,762	$20,615	$1,635	$36
_____________________
(1) Acquisition fees associated with asset acquisitions are capitalized, while costs associated with business combinations expensed as incurred.
(2) The relevant advisor may seek reimbursement for certain employee costs under the relevant advisory agreement. The Company has reimbursed the relevant advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $220,000, $305,000 and $225,000 for the years ended December 31, 2019, 2018 and 2017, respectively, and were the only employee costs reimbursed under the relevant advisory agreement during these periods. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the relevant advisor for certain of the Company’s direct costs incurred from third parties that were initially paid by the relevant advisor on behalf of the Company.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019
(3) Disposition fees with respect to real estate sold are included in the gain on sale of real estate in the accompanying consolidated statements of operations. Disposition fees with respect to the assignment of the Company's real estate loan receivable are included in general and administrative expenses in the accompanying consolidated statements of operations.
(4) Fee payable to KBS Capital Advisors due to the termination of the former advisory agreement with KBS Capital Advisors. See “Subordinated Performance Fee Due Upon Termination”, below, for more details.
During the year ended December 31, 2018, KBS Capital Advisors reimbursed the Company $0.1 million for a property insurance rebate. During the year ended December 31, 2017, KBS Capital Advisors reimbursed the Company $0.4 million for expenses incurred to evaluate certain strategic transactions for which KBS Capital Advisors agreed to reimburse the Company and $0.1 million for a property insurance rebate. There were no reimbursements during the year ended December 31, 2019.
On July 6, 2017, Pacific Oak SOR Properties, LLC, an indirect wholly owned affiliate of the Company, entered into (i) a Common Unit Purchase and Sale Agreement and Escrow Instructions with Migdal Insurance Company LTD., Migdal-Makefet Pension and Provident Funds LTD. and affiliates (the “Migdal Members”) (the “Purchase and Sale Agreement”), (ii) the Amended and Restated Limited Liability Company Agreement of KBS SOR Acquisition XXIX, LLC, (iii) an Investment Agreement with Migdal Members and Willowbrook Asset Management LLC, which is owned by Keith D. Hall and Peter McMillan III, (“WBAM”), and (iv) a waiver letter agreement with the Advisor (the “Waiver Agreement”).
Pursuant to the Purchase and Sale Agreement, on July 6, 2017, Pacific Oak SOR Properties, LLC sold a 45% equity interest in an entity that owns an office building containing 284,751 rentable square feet located on approximately 0.35 acres of land in San Francisco, California (“353 Sacramento”) for approximately $39.1 million (the “353 Sacramento Transaction”) to the Migdal Members, third parties unaffiliated with the Company, KBS Capital Advisors or the Advisor. The sale resulted in 353 Sacramento being owned by a joint venture (the “353 Sacramento Joint Venture”) in which the Company indirectly owns 55% of the equity interests and the Migdal Members indirectly own 45% in the aggregate of the equity interests.
Pursuant to the Waiver Agreement, KBS Capital Advisors waived any right it may have had to receive a disposition fee in connection with the 353 Sacramento Transaction and also waived its rights to future acquisition fees in an amount equal to 45% of the acquisition fees paid to KBS Capital Advisors in connection with the Company’s original purchase of 353 Sacramento in July of 2016. Accordingly, KBS Capital Advisors waived $0.8 million of acquisition fees for the purchase of an office property consisting of two office buildings containing an aggregate of 442,039 rentable square feet in Irving, Texas (“125 John Carpenter”). In connection with the 353 Sacramento Transaction, the Company paid a $0.1 million broker commission to Monarch Global Partners, LLC. The son of a member of the board of directors of Pacific Oak Strategic Opportunity BVI is a partner at Monarch Global Partners, LLC. Also in connection with the 353 Sacramento Transaction, the Migdal Members paid an acquisition fee of $0.2 million to WBAM and $0.2 million to the Company.
Subordinated Performance Fee Due Upon Termination
The Company and KBS Capital Advisors agreed to terminate their advisory agreement effective October 31, 2019. In connection with that agreement, the Company agreed to pay KBS Capital Advisors a subordinated performance fee due upon termination in the form of restricted shares of the Company’s common stock (“Restricted Shares”), to be paid to KBS Capital Advisors upon the filing of its Annual Report on Form 10-K for the year ended December 31, 2019. The number of restricted shares to be awarded has been set at 3,411,737 shares. This termination payout value to KBS Capital Advisors (the “KBS Termination Fee Value”) was determined based on the Company’s performance from inception through September 30, 2018. In other words, it was based on the Company’s participation fee potential liability to KBS Capital Advisors calculated with respect to the November 12, 2018 estimated value per share. As a result, when the Company hired Pacific Oak Capital Advisors as the Company’s new advisor on November 1, 2019, the Company agreed to a participation fee that was based on the Company’s performance from September 30, 2018. The Restricted Shares vest on November 1, 2021. Within 60 days from vesting of the Restricted Shares, the Company will redeem 50% of the Restricted Shares, with the amount of the cash payment per share determined based on the then most recent net asset value of the shares (which shall not be more than six months old). The remaining vested Restricted Shares (the “Remaining Shares”) shall not be eligible for redemption under the Company’s share redemption program unless the Company has satisfied all outstanding redemption requests from other stockholders, provided that (a) this restriction may be waived in certain situations, such as upon a change of control of the Company and (b) notwithstanding the foregoing, within 60 days after November 1, 2024, the Company shall be required to redeem any Remaining Shares, separate and outside of any general stockholder share redemption program, at the then most recent net asset value per share (which shall not be more than six months old), provided that such outstanding shares are owned or controlled by Charles J. Schreiber, Jr. or the estate of Peter M. Bren, and provided further that pursuant to this clause (b) the Company will only be required to redeem that number Remaining Shares which, when added to any previously redeemed Remaining Shares owned or controlled by Charles J. Schreiber, Jr. or the estate of Peter M. Bren, does not exceed two-thirds of the total number of Remaining Shares.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019
The Company also agreed with KBS Capital Advisors and Pacific Oak Capital Advisors that with respect to any fiscal quarter that any matter related to the award of Restricted Shares results in a company expense that falls within the definition of Total Operating Expenses (as defined in the Company’s charter), if Total Operating Expenses for the four consecutive fiscal quarters then ended exceed the 2%/25% Guidelines (as defined in the Company’s charter), then the Company’s conflicts committee will determine an Excess Amount (as defined in the Company’s charter) is justified, based on unusual and non-recurring factors that it deems sufficient, in an amount sufficient (a) to allow the portion of Total Operating Expenses for the four consecutive fiscal quarters then ended comprised of the Restricted Shares expenses to be paid or incurred by the company without reimbursement by the Advisor (as defined in the Company’s charter) and (b) to allow any other portion of Total Operating Expenses for the four consecutive fiscal quarters then ended to be paid or incurred by the company without reimbursement by the Advisor, to the extent such portion alone (i.e., that portion of Total Operating Expenses exclusive of the Restricted Shares expenses) would not have exceeded the 2%/25% Guidelines.
Subordinated Participation in Net Cash Flows (payable only if the Company is not listed on a national exchange)
After investors in the Company’s offerings have received, together as a collective group, aggregate distributions (including distributions that may constitute a return of capital for federal income tax purposes) sufficient to provide (i) a return of their net invested capital, or the amount calculated by multiplying the total number of shares purchased by stockholders by the issue price, reduced by any amounts to repurchase shares pursuant to the Company’s share redemption program, (ii) a 7.0% per year cumulative, noncompounded return on such net invested capital, and (iii) the value of the KBS Termination Fee Payout, the Advisor is entitled to receive 15.0% of the Company’s net cash flows, whether from continuing operations, net sale proceeds or otherwise. Net sales proceeds means the net cash proceeds realized by the Company after deduction of all expenses incurred in connection with a sale, including disposition fees paid to the Advisor. The 7.0% per year cumulative, noncompounded return on net invested capital is calculated on a daily basis. In making this calculation, the net invested capital is reduced to the extent distributions in excess of a cumulative, noncompounded, annual return of 7.0% are paid (from whatever source), except to the extent such distributions would be required to supplement prior distributions paid in order to achieve a cumulative, noncompounded, annual return of 7.0% (invested capital is only reduced as described in this sentence; it is not reduced simply because a distribution constitutes a return of capital for federal income tax purposes). The 7.0% per year cumulative, noncompounded return is not based on the return provided to any individual stockholder. Accordingly, it is not necessary for each of the Company’s stockholders to have received any minimum return in order for the Advisor to participate in the Company’s net cash flows. In fact, if the Advisor is entitled to participate in the Company’s net cash flows, the returns of the Company’s stockholders will differ, and some may be less than a 7.0% per year cumulative, noncompounded return. This fee is payable only if the Company is not listed on an exchange.
Subordinated Incentive Listing Fee (payable only if the Company is listed on a national exchange)
Upon listing the Company’s common stock on a national securities exchange, the Advisor is entitled to a fee equal to 15.0% of the amount by which the market value of the Company’s outstanding stock plus distributions paid by the Company (including distributions that may constitute a return of capital for federal income tax purposes) prior to listing exceeds the aggregate of (i) the sum of the Company’s stockholders’ net invested capital, or the amount calculated by multiplying the total number of shares purchased by stockholders by the issue price, reduced by any amounts to repurchase shares pursuant to the Company’s share redemption program, and the amount of cash flow necessary to generate a 7.0% per year cumulative, noncompounded return on such amount and (ii) the KBS Termination Fee Payout. The 7.0% per year cumulative, noncompounded return on net invested capital is calculated on a daily basis. In making this calculation, the net invested capital is reduced to the extent distributions in excess of a cumulative, noncompounded, annual return of 7.0% are paid (from whatever source), except to the extent such distributions would be required to supplement prior distributions paid in order to achieve a cumulative, noncompounded, annual return of 7.0% (invested capital is only reduced as described in this sentence; it is not reduced simply because a distribution constitutes a return of capital for federal income tax purposes). The 7.0% per year cumulative, noncompounded return is not based on the return provided to any individual stockholder. Accordingly, it is not necessary for each of the Company’s stockholders to have received any minimum return in order for the Advisor to receive the listing fee. In fact, if the Advisor is entitled to the listing fee, the returns of the Company’s stockholders will differ, and some may be less than a 7.0% per year cumulative, noncompounded return.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019
Subordinated Performance Fee Due Upon Termination
In accordance with the new advisory agreement with Pacific Oak Capital Advisors, if the advisory agreement is terminated or not renewed, other than for cause, the Company’s advisor is entitled to receive a participation fee equal to (A) 15.0% of the Company’s net cash flows, whether from continuing operations, net sale proceeds or otherwise, after the Company’s stockholders have received, together as a collective group, aggregate distributions (including distributions that may constitute a return of capital for federal income tax purposes) sufficient to provide (i) a return of their net invested capital, or the amount calculated by multiplying the total number of shares purchased by stockholders by the issue price, reduced by any amounts to repurchase shares pursuant to the Company’s share redemption program, and (ii) a 7.0% per year cumulative, noncompounded return on such net invested capital from the Company’s inception, less (B) the KBS Termination Fee Payout. Net sales proceeds means the net cash proceeds realized by the Company after deduction of all expenses incurred in connection with a sale, including disposition fees paid to the Company’s advisor. The 7.0% per year cumulative, noncompounded return on net invested capital from the Company’s inception is calculated on a daily basis. In making this calculation, the net invested capital is reduced to the extent distributions in excess of a cumulative, noncompounded, annual return of 7.0% are paid (from whatever source), except to the extent such distributions would be required to supplement prior distributions paid in order to achieve a cumulative, noncompounded, annual return of 7.0% (invested capital is only reduced as described in this sentence; it is not reduced simply because a distribution constitutes a return of capital for federal income tax purposes). The 7.0% per year cumulative, noncompounded return is not based on the return provided to any individual stockholder. Accordingly, it is not necessary for each of the Company’s stockholders to have received any minimum return in order for the Company’s advisor to participate in the Company’s net cash flows. In fact, if the Company’s advisor is entitled to participate in the Company’s net cash flows, the returns of the Company’s stockholders will differ, and some may be less than a 7.0% per year cumulative, noncompounded return. This fee is payable only if the Company is not listed on an exchange.
Insurance
On January 6, 2014, the Company, together with KBS Real Estate Investment Trust, Inc. (“KBS REIT I”), KBS Real Estate Investment Trust II, Inc. (“KBS REIT II”), KBS Real Estate Investment Trust III, Inc. (“KBS REIT III”), KBS Legacy Partners Apartment REIT, Inc. (“KBS Legacy Partners Apartment REIT”), Pacific Oak Strategic Opportunity REIT II, Inc. (“Pacific Oak Strategic Opportunity REIT II”), the Company’s former dealer manager, the Company’s former advisor and other KBS-affiliated entities, entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage are shared. The cost of these lower tiers is allocated by the Company’s advisor and its insurance broker among each of the various entities covered by the program, and is billed directly to each entity. In June 2015, KBS Growth & Income REIT, Inc. (”KBS Growth & Income REIT”) was added to the insurance program at terms similar to those described above. At renewal in June 2018, the Company, along with Pacific Oak Strategic Opportunity REIT II and KBS Legacy Partners Apartment REIT elected to cease participation in the program and obtain separate insurance coverage. The Company, together with Pacific Oak Strategic Opportunity REIT II, entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage are shared. The cost of these lower tiers is allocated by the Company’s advisor and its insurance broker among each REIT covered by the program, and is billed directly to each REIT. The program is effective through June 30, 2020.
Singapore Transactions
On October 24, 2017, the Company (through certain subsidiaries) entered into a Portfolio Purchase and Sale Agreement and Escrow Instructions (the “Purchase Agreement”) pursuant to which the Company agreed to sell, subject to certain closing conditions, the Singapore Portfolio to various subsidiaries of the SREIT that intended to list (and subsequent did list, as described below) on the Singapore Stock Exchange (the “Singapore Transaction”). The agreed purchase price of the Singapore Portfolio was $804 million. The Singapore Portfolio consisted of the following properties: 1800 West Loop, Westech 360 (part of the Austin Suburban Portfolio), Great Hills Plaza (part of the Austin Suburban Portfolio), Westmoor Center, Iron Point Business Park, the Plaza Buildings, Bellevue Technology Center, Northridge Center I and II, West Loop I and II, Powers Ferry Landing East, and Maitland Promenade II.
The SREIT is externally managed by a joint venture (the “Manager”) between (i) an entity in which Keith D. Hall, the Company’s Chief Executive Officer and a director, and Peter McMillan III, the Company’s President and Chairman of the Board of Directors, have an indirect ownership interest and (ii) Keppel Capital Holding Pte. Ltd., which is not affiliated with the Company or the Company’s management. As described in more detail below, the SREIT is expected to pay certain purchase and sale commissions and asset management fees to the Manager in exchange for the provision of certain management services.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019
On November 2, 2017, Pacific Oak SOR Properties, LLC (“Pacific Oak SORP”), an indirect wholly owned subsidiary of the Company, entered into an underwriting agreement (the “Underwriting Agreement”) with respect to the initial public offering of units of the SREIT. The Underwriting Agreement was entered into with the Manager, KBS Pacific Advisors Pte. Ltd., Keppel Capital Holdings Pte. Ltd., GKP Holding LLC, Keppel Capital Investment Holdings Pte. Ltd., DBS Bank Ltd., Merrill Lynch (Singapore) Pte. Ltd., Citigroup Global Markets Singapore Pte. Ltd., and Credit Suisse (Singapore) Limited. KBS Pacific Advisors Pte. Ltd. and GKP Holding LLC are affiliated with the Manager and entities in which Keith D. Hall, the Company’s Chief Executive Officer and a director, and Peter McMillan III, the Company’s President and Chairman of the board of directors, have ownership and economic interests.
Pursuant to the Underwriting Agreement, the underwriters agreed to procure subscriptions, or subscribe themselves, for an aggregate of 262,772,400 units in the SREIT, at a price of $0.88 per unit (the “IPO Price”), in connection with the Singapore Transaction. Other parties agreed to subscribe for units separately, including Pacific Oak SORP, which, on October 25, 2017, entered into a subscription agreement with the Manager in which it agreed to purchase 59,713,600 units at the IPO Price (the “Pacific Oak SORP Owned Units”) in connection with the initial public offering. Pursuant to the Underwriting Agreement, Pacific Oak SORP granted the underwriters an over-allotment option (the “Over-Allotment Option”) in which it agreed to sell the underwriters up to 15,714,100 of the Pacific Oak SORP Owned Units at the IPO Price, for up to 30 days after the listing. Separately, Pacific Oak SORP agreed to lend the underwriters certain of its Pacific Oak SORP Owned Units for stabilizing transactions following the listing of the SREIT pursuant to a unit lending agreement entered into on November 2, 2017 with the Manager and Merrill Lynch (Singapore) Pte. Ltd. Pursuant to lock-up letters from the Company and certain of the Company’s subsidiaries delivered to the underwriters on November 2, 2017, the Company and its subsidiaries agreed not to sell, pledge or transfer any of the Company’s Pacific Oak SORP Owned Units (other than pursuant to the Over-Allotment Option or lending for stabilizing transactions pursuant to the unit lending agreement described above) for six months following the initial public offering, and not to sell, pledge or transfer 50% of the Pacific Oak SORP Owned Units for 12 months following the initial public offering.
On November 8, 2017, the Company completed the sale of the Singapore Portfolio to the SREIT. The closing date of the initial public offering and the listing of the SREIT both occurred on November 8, 2017. The sale price of the Singapore Portfolio was $804 million, before third-party closing costs of approximately $7.7 million and excluding any disposition fees payable to the Company’s advisor. The sale price for the Singapore Portfolio was primarily determined based on real estate valuations performed by independent third-party valuation firms. The $804 million purchase price for the 11 properties in the Singapore Portfolio is slightly above the aggregate appraised values for the 11 properties used in the Company’s prior estimated value per share determined as of December 8, 2016. As of September 30, 2017, the properties in the Singapore Portfolio had a cumulative carrying value of $546.5 million. The Company avoided significant third-party closing costs by selling the Singapore Portfolio to the SREIT in connection with its initial public offering on the Singapore Stock Exchange compared to selling the properties, whether individually or as a portfolio, in a typical sales transaction, which represents significant savings to the Company for a disposition of this size. In connection with the Singapore Transaction, the Company repaid $401.7 million of outstanding debt secured by the properties in the Singapore Portfolio. The Company used approximately $52.5 million of the proceeds to acquire units in the SREIT representing a 9.5% ownership interest.
The underwriters exercised the Over-Allotment Option in full, and on December 15, 2017, purchased 15,714,100 of the Pacific Oak SORP Owned Units from the Company at the IPO Price. As a result of the Over-Allotment Option, the Company owned 43,999,500 units of the SREIT, representing a 7.0% ownership interest.
On November 30, 2018, the Company sold a portfolio of 21 office/flex/industrial buildings containing a total of 778,472 rentable square feet located on approximately 41 acres of land in Redmond, Washington (the “Westpark Portfolio”) to the SREIT. The sale price, net of closing credits, of the Westpark Portfolio was $166.4 million, before third-party closing costs of approximately $3.2 million and excluding any disposition fees payable to KBS Capital Advisors. On November 26, 2018, the SREIT issued an aggregate of 186,236,224 common units of the SREIT as a result of their renounceable and underwritten rights issue. The Company purchased 12,979,852 common units of the SREIT for $6.5 million in connection with this offering, maintaining its 7% ownership interest.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019
On November 1, 2019, the Company sold an office property consisting of two buildings containing a total of 445,317 rentable square feet in Irving, Texas (“125 John Carpenter”) to the SREIT. The sale price, net of closing credits, of 125 John Carpenter was $99.8 million, before third-party closing costs of approximately $0.2 million and excluding any disposition fees payable to Pacific Oak Capital Advisors. Prior to the sale of 125 John Carpenter, the Company owned 56,979,352 common units of the SREIT, representing a 6.89% ownership interest. On October 29, 2019, the Company purchased 7,186,000 common units of the SREIT for $5.2 million in connection with a private placement to institutional and other investors, maintaining its 6.89% ownership interest.
The interests of Messrs. Hall and McMillan in the SREIT are described below. Messrs. Hall and McMillan collectively own two-thirds of KBS Pacific Advisors, LLC, which owns 50% of the Manager. The other 50% ownership stake in the Manager was acquired by Keppel Capital Holding Pte. Ltd. for $27.5 million, which amount was distributed in its entirety to KBS Pacific Advisors, LLC. The Manager will receive the following fees from the SREIT:
•Management Fee – The Manager’s management fee comprises a base fee and a performance fee, which make up a substantial portion of the Manager’s total remuneration for the provision of on-going management services to the SREIT. The base fee equals 10% per year of the SREIT “annual distributable income,” which is calculated before accounting for the base fee and the performance fee. The performance fee is generally equal to 25% of the growth in the SREIT’s distributions per unit of common equity from one year to the next (calculated after accounting for the base fee but before accounting for the performance fee). For the year ended December 31, 2019, the SREIT incurred $5.1 million related to the management fee.
•Acquisition Fee and Divestment Fee – The Manager will also receive an acquisition fee and a divestment fee from the SREIT. The acquisition fee will generally equal 1% of purchase price of the assets acquired by the SREIT and the divestment fee will generally equal 0.5% of the sale price of the assets disposed of by the SREIT. For the year ended December 31, 2019, the SREIT incurred $1.0 million related to the acquisition fee and did not incur a divestment fee.
Battery Point Restructuring
On October 28, 2016, the Company, through an indirect wholly owned subsidiary, agreed to invest up to $25,000,000 in Battery Point Trust, LLC (“Battery Point LLC”) through the purchase of Series B Preferred Equity Units (the “Series B Preferred Units”). On May 12, 2017, the Company and Battery Point LLC agreed to limit the Company’s investment to $17,500,000 worth of Series B Preferred Units. The Company invested the full $17,500,000 in stages. During 2018, $4,500,000 was repaid to the Company. On June 29, 2018, Battery Point LLC was converted into Battery Point Trust, Inc. (“Battery Point”) and the Company’s Series B Preferred Units were converted into Series B Preferred Shares (the “Series B Preferred Shares”). The Series B Preferred Shares are entitled to the same rights and protections as were the Series B Preferred Units. The Series B Preferred Shares pay a quarterly dividend of 12% and had an outside maturity date of October 28, 2019.
On March 20, 2019, the Company, through an indirect wholly owned subsidiary, entered into a redemption agreement for the Battery Point Series B Preferred Units. The redemption agreement resulted in the redemption of 13,000 Series B Preferred Units with a per-unit price of $1,000. The Company received $8.6 million, of which $0.9 million relates to accrued interest and an exit fee. In addition, the Company received 210,000 Battery Point Series A-3 Preferred Units with a per-unit price of $25.
On March 20, 2019, Pacific Oak Battery Point Holdings, LLC (“Pacific Oak BP”), a wholly owned subsidiary of Pacific Oak Capital Advisors, LLC, a real estate asset management company formed in 2019, and its family of companies (collectively, “Pacific Oak”), acquired all the common equity interests in BPT Holdings, LLC (“Battery Point Holdings”). Battery Point Holdings owns (a) the common stock in Battery Point, (b) all the service entities that provide advisory, servicing and property management services to Battery Point Holdings generally named “DayMark”, and (c) 40% of additional DayMark entities that purchase, renovate, lease and sell single-family residential homes to Battery Point. As owner of Battery Point Holdings, Pacific Oak is responsible for funding the ongoing operations of Battery Point Holdings and its subsidiaries. The affiliated DayMark service entities are paid annual asset management fees equal to 1.5% of the gross asset value of Battery Point, annual property management fees equal to 8% of tenants’ rents received by Battery Point, and acquisition fees of 1% of the gross purchase price of properties acquired. The affiliated DayMark service entities also receive fees from tenants upon execution of leases and a 1% commission from sellers of properties into the program, if it acts as the broker for the seller. During the year ended December 31, 2019, the Company purchased additional 430,000 shares of Battery Point Series A-3 Preferred Units for an aggregate amount of $10.8 million. As of December 31, 2019, the Company had 640,000 Battery Point Series A-3 Preferred Units.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019
Pacific Oak Opportunity Zone Fund I
During the year ended December 31, 2019, the Company acquired 91 Class A Units for $20.6 million in the Pacific Oak Opportunity Zone Fund I, LLC (“Pacific Oak Opportunity Zone Fund I”). Pacific Oak Opportunity Zone Fund I is sponsored by Pacific Oak Holding. Pacific Oak Capital Advisors is entitled to certain fees in connection with the fund. The fund will pay an acquisition fee equal to 1.5% of the purchase price of each asset (including any debt incurred or assumed and significant capital improvement costs budgeted as of the date of acquisition) with a purchase price less than or equal to $25.0 million plus 1.0% of the purchase price in excess of $25.0 million; a quarterly asset management fee equal to 0.25% of the total purchase price of all assets (including any debt incurred or assumed and significant capital improvement costs budgeted as of the date of acquisition) as of the end of the applicable quarter; and a financing fee equal to 0.5% of the original principal amount of any indebtedness they incur (reduced by any financing fee previously paid with respect to indebtedness being refinanced). In the case of investments made through joint ventures, the fees above will be determined based on the Company’s proportionate share of the investment. Pacific Oak is also entitled to certain distributions paid by the Pacific Oak Opportunity Zone Fund I after the Class A Members have received their preferred return. These fees and distributions have been waived for the Company’s $20.6 million investment.
12.  INVESTMENT IN UNCONSOLIDATED ENTITIES
As of December 31, 2019 and 2018, the Company’s investments in unconsolidated entities were composed of the following (dollars in thousands):

	Number of Properties at December 31, 2019			Investment Balance at
Joint Venture		Location	Ownership %	December 31, 2019	December 31, 2018
NIP Joint Venture	2	Various	Less than 5.0%	$1,225	$1,476
110 William Joint Venture	1	New York, New York	60.0%	—	325
353 Sacramento Joint Venture	1	San Francisco, California	55.0%	42,214	43,068
Battery Point Series A-3 Preferred Units	N/A	N/A	N/A	13,991	—
Pacific Oak Opportunity Zone Fund I	2	Various	N/A	20,846	—
				$78,276	$44,869
Investment in National Industrial Portfolio Joint Venture
On May 18, 2012, the Company, through an indirect wholly owned subsidiary, entered into a joint venture (the “NIP Joint Venture”) with OCM NIP JV Holdings, L.P. and HC KBS NIP JV, LLC (“HC-KBS”). The NIP Joint Venture has invested in a portfolio of industrial properties. The Company made an initial capital contribution of $8.0 million which represents less than a 5.0% ownership interest in the NIP Joint Venture as of December 31, 2019.
Prior to January 17, 2018, KBS REIT I, an affiliate of KBS Capital Advisors, was a member of HC-KBS and had a participation interest in certain future potential profits generated by the NIP Joint Venture. However, KBS REIT I did not have any equity interest in the NIP Joint Venture. On January 17, 2018, KBS REIT I assigned its participation interest in the NIP Joint Venture to one of the other joint venture partners in the NIP Joint Venture. None of the other joint venture partners are affiliated with the Company, KBS Capital Advisors or the Advisor.
During the year ended December 31, 2019, the Company received a distribution of $0.3 million related to its investment in the NIP Joint Venture, which is reflected as a return of capital from the NIP Joint Venture. During the year ended December 31, 2018, the Company received a distribution of $2.6 million related to its investment in the NIP Joint Venture. The Company recognized $0.4 million of income distributions and $2.2 million of return of capital from the NIP Joint Venture. During the year ended December 31, 2017, the Company received a distribution of $3.7 million related to its investment in the NIP Joint Venture. The Company recognized $2.1 million of income distributions and $1.6 million of return of capital from the NIP Joint Venture.
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

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019
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
As of December 31, 2019, the book value of the Company’s investment in the 110 William Joint Venture was $0. As of December 31, 2018, the book value of the Company’s investment in the 110 William Joint Venture was $0.3 million, which includes $1.4 million of unamortized acquisition fees and expenses incurred directly by the Company. During the year ended December 31, 2019, the 110 William Joint Venture made a $7.8 million distribution to the Company and a $5.2 million distribution to the 110 William JV Partner funded with proceeds from the 110 William refinancing (discussed below). The distribution exceeded the book value of the Company’s investment in the 110 William Joint Venture, and the Company recorded the $7.8 million distribution as a gain included in equity in income of unconsolidated joint ventures during the year ended December 31, 2019. This gain was recorded because the Company determined that the distribution is not refundable and it does not have an implicit or explicit commitment to fund the 110 William Joint Venture. The Company suspended the equity method of accounting and will not record the Company's share of losses and will not record the Company's share of any subsequent income for the 110 William Joint Venture until the Company’s share of net income exceeds the gain recorded and the Company’s share of the net losses not recognized during the period the equity method was suspended. During the year ended December 31, 2018, the Company did not receive any distributions related to its investment in the 110 William Joint Venture. During the year ended December 31, 2017, the 110 William Joint Venture made a $58.2 million return of capital distribution to the Company and a $38.8 million return of capital distribution to the 110 William JV Partner funded with proceeds from the 110 William refinancing.
Summarized financial information for the 110 William Joint Venture follows (in thousands):

	December 31, 2019	December 31, 2018
Assets:
Real estate assets, net of accumulated depreciation and amortization	$242,430	$235,613
Other assets	35,747	37,337
Total assets	$278,177	$272,950
Liabilities and equity:
Notes payable, net	$292,221	$267,311
Other liabilities	10,664	7,485
Partners’ deficit	(24,708)	(1,846)
Total liabilities and equity	$278,177	$272,950

	For the Years Ended December 31,
	2019	2018	2017
Revenues	$34,186	$38,539	$37,338
Expenses:
Operating, maintenance, and management	9,213	9,844	10,056
Real estate taxes and insurance	7,064	6,718	6,281
Depreciation and amortization	11,166	15,596	16,544
Interest expense	16,742	17,815	13,134
Total expenses	44,185	49,973	46,015
Total other income	137	112	56
Net loss	$(9,862)	$(11,322)	$(8,621)
Company’s share of net loss (1)	$5,917	$(6,835)	$(5,214)
_____________________
(1) During the year ended December 31, 2019, the Company recorded $0.3 million of net losses in equity in income of unconsolidated joint ventures and suspended the recording of the Company's remaining share of net losses.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019
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
During the year ended December 31, 2019 and December 31, 2017, the Company did not receive any distributions related to its investment in the 353 Sacramento Joint venture. During the year ended December 31, 2018, the Company made a $1.3 million contribution to the 353 Sacramento Joint Venture.
Summarized financial information for the 353 Sacramento Joint Venture follows (in thousands):

	December 31, 2019	December 31, 2018
Assets:
Real estate assets, net of accumulated depreciation and amortization	$180,592	$180,852
Other assets	21,822	13,123
Total assets	$202,414	$193,975
Liabilities and equity:
Notes payable, net	$115,280	$105,593
Other liabilities	11,193	10,863
Partners’ capital	75,941	77,519
Total liabilities and equity	$202,414	$193,975

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the Period from July 6, 2017 to December 31, 2017
Revenues	$17,015	$11,397	$7,053
Expenses:
Operating, maintenance, and management	3,785	3,654	2,189
Real estate taxes and insurance	2,822	2,372	1,198
Depreciation and amortization	6,485	5,680	3,408
Interest expense	5,734	5,374	2,302
Total expenses	18,826	17,080	9,097
Net loss	$(1,811)	$(5,683)	$(2,044)
Company’s equity in loss of unconsolidated joint venture	$(854)	$(2,995)	$(823)
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
During the year ended December 31, 2019, the Company purchased additional 430,000 shares of Battery Point Series A-3 Preferred Units for an aggregate amount of $10.8 million.
The Company does not have a unilateral right to redeem the Battery Point Series A-3 Preferred Units on a stated redemption date, therefore the Company classified the Series A-3 Preferred Units as an equity investment without a readily determinable fair value. In accordance with ASC 321, Investments - Equity Securities, the Company may elect to measure an equity investment without a readily determinable value that does not qualify for the practical expedient to estimate fair value using the net asset value per share, at its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company elected to measure its investment in the Battery Point Series A-3 Preferred Units in accordance with the above accounting guidance and recorded its investment in the Battery Point Series A-3 Preferred Units as of December 31, 2019, at a carrying value of $14.0 million. During the year ended December 31, 2019, the Company received distributions of $0.3 million, which were recognized as dividend income from real estate equity securities.
Investment in Pacific Oak Opportunity Zone Fund I
During the year ended December 31, 2019, the Company acquired 91 Class A Units for $20.6 million in Pacific Oak Opportunity Zone Fund I. As of December 31, 2019, the book value of the Company’s investment in Pacific Oak Opportunity Zone Fund I was $20.8 million, which includes $0.2 million of acquisition fees. As of December 31, 2019, Pacific Oak Opportunity Zone Fund I consolidated two joint venture with real estate under development. As of December 31, 2019, the Company has concluded that Pacific Oak Opportunity Zone Fund I qualifies as a Variable Interest Entity (“VIE”) because there is insufficient equity at risk to finance the entity’s activities and the entity is structured with non-substantive voting rights. The Company concluded it is not the primary beneficiary of this VIE since it does not have the power to direct the activities that most significantly impact the entity’s economic performance and will account for its investment under the equity method of accounting.
The Company’s maximum exposure to loss as a result of its involvement with this VIE is limited to the carrying value of the investment in Pacific Oak Opportunity Zone Fund I which totaled $20.8 million as of December 31, 2019.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019
13.  SUPPLEMENTAL CASH FLOW AND SIGNIFICANT NONCASH TRANSACTION DISCLOSURES
Supplemental cash flow and significant noncash transaction disclosures were as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Supplemental Disclosure of Cash Flow Information:
Interest paid, net of capitalized interest of $2,739, $2,565 and $2,339 for the years ended December 31, 2019, 2018 and 2017, respectively	$25,703	$27,029	32,688
Supplemental Disclosure of Significant Noncash Transactions:
Assets and liabilities deconsolidated in connection with the 353 Sacramento partial sale:
Real estate, net	—	—	170,586
Rents and other receivables, net	—	—	1,244
Prepaid expenses and other assets	—	—	555
Notes payable, net	—	—	87,132
Accounts payable and accrued liabilities	—	—	1,574
Below-market leases, net	—	—	2,960
Other liabilities	—	—	924
Assets and liabilities consolidated in connection with the PORT acquisition:
Cash	8,104	—	—
Restricted cash	1,667	—	—
Rents and other receivables	989	—	—
Prepaid expenses and other assets	634	—	—
Real estate held for investment	109,922	—	—
Notes payable	61,885	—	—
Accounts payable and accrued liabilities	1,893	—	—
Other liabilities	904	—	—
Acquisition fees due to affiliates on investment in unconsolidated entities	137	—	—
Accrued improvements to real estate	5,302	3,363	3,717
Redeemable common stock payable	829	10,000	8,595
Restricted stock payable	16,320	—	—
Mezzanine equity in connection with subordinated performance fee due upon termination	10,880	—	—
Restricted stock (additional paid in capital) in connection with subordinated performance fee due upon termination	5,440	—	—
Mortgage loan assumed by buyer in connection with sale of real estate	23,663	—	—
Redemptions of Series B Preferred Units in exchange for Series A-3 Preferred Units	2,992	—	—
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	829	1,418	8,666
Distributions paid to common stockholders through common stock issuances pursuant to the December 2017 special dividend	—	150,299	—
Distributions paid to common stockholders through common stock issuances pursuant to the November 2018 special dividend	—	127,911	—

14. REPORTING SEGMENTS
The Company recognizes two reporting segments for the year ended December 31, 2019 and consists of strategic opportunistic properties and single-family homes. All corporate related costs are included in the strategic opportunistic properties segment to align with how financial information is presented to the chief operating decision maker. The selected financial information for the two reporting segments for the year ended December 31, 2019 is as follows:

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019

	Year Ended December 31, 2019
	Strategic Opportunistic Properties	Single-Family Homes	Total
Total revenues	$91,351	$1,807	$93,158
Total expenses	(130,516)	(2,374)	(132,890)
Total other income (loss)	28,944	(4,461)	24,483
Net loss before income taxes	$(10,221)	$(5,028)	$(15,249)
Total assets related to the two reporting segments as of December 31, 2019 are as follows:

	December 31, 2019
	Strategic Opportunistic Properties	Single-Family Homes	Total
Total assets	$921,917	$119,325	$1,041,242

15. PORT PREFERRED STOCK
The Company has authorized and issued preferred stock from a wholly owned subsidiary. The Company has elected to use the measurement method described under ASC 480-10-S99-3A, paragraph 15(b), resulting in the preferred stock being classified in mezzanine equity and measured based on the estimated future redemption value as of December 31, 2019.
On November 6, 2019, PORT issued 15,000 shares out of its available 25,000,000 shares of Series A Cumulative Convertible Redeemable Preferred Stock for gross proceeds of $1,000 per share resulting in net proceeds of $15.0 million before issuance costs. The shares provide for an annual dividend of 6% payable quarterly, which increases to 12% if all shares are not redeemed by the Company immediately following the redemption date. However, the 12% dividend rate does not apply until the aggregate number of shares selected for redemption do not constitute 10% or more of all outstanding shares. The shares may be redeemed by the holders beginning on November 4, 2021 for $1,000 per share plus all accrued but unpaid dividends through the redemption date, or after November 4, 2022 for $1,120 per share plus all accrued but unpaid dividends through the redemption date. In addition, after November 4, 2020, the shares are redeemable at the Company’s option, at any time or from time to time, at a redemption price of $1,120 per share plus unpaid accrued dividends. Additionally, if the common shares of PORT are publicly traded, the holder may elect to convert its preferred shares into PORT common shares based on a value of the preferred shares of $1,120 per share plus unpaid accrued dividends, and a conversion price of the common shares as stated in the agreement.
On November 22, 2019, PORT issued 125 shares of its Series B Cumulative Redeemable Preferred Stock for gross proceeds of $1,000 per share resulting in net proceeds of $0.1 million after issuance costs. The shares provide for an annual dividend of 12.5% payable semiannually. The shares may be redeemed by the holders for $1,050 per share until December 31, 2021 and for $1,000 per share thereafter.
The following is a reconciliation of the Company’s noncontrolling cumulative convertible redeemable preferred stock for the year ended December 31, 2019:

	Series A Prefered Stock		Series B Prefered Stock
	Shares	Amounts	Shares	Amounts
Issuance of preferred stock	15,000	$15,000	125	$125
Other offering costs	—	(91)	—	(26)
Balance, December 31, 2019	15,000	$14,909	125	$99

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019
16. SHARE-BASED COMPENSATION
Restricted Stock
The Company will issue 3,411,737 restricted shares to KBS Capital Advisors in connection with the subordinated performance fee due upon termination upon the filing of the Form 10-K for the year ended December 31, 2019 (the “Restricted Stock”). The Restricted Stock vests on November 1, 2021. These shares are subject to non-compete provisions, which are treated as clawback contingent features and will be accounted for if and when the Restricted Stock is required to be returned.
Within 60 days from the vesting of the Restricted Stock, the Company is required to redeem 50% of the Restricted Stock in cash, with the amount of the cash payment per share determined based on the then most recent net asset value of the shares. These shares are classified as a liability instrument, accounted for as restricted stock payable on the accompanying consolidated balance sheets, and are recorded at the fair value of the shares at each reporting period until settled.
Within 60 days after November 1, 2024, the Company may be required to redeem up to 2/3rd of the remaining Restricted Stock at the most recent net asset value per share. These shares are classified as an equity instrument and accounted for as mezzanine equity on the accompanying consolidated balance sheets. These shares are recorded at the redemption value as if the settlement occurred at the reporting date.
The remaining shares are classified as an equity instrument and recorded in additional paid-in-capital on the accompanying balance sheets.
For the year ended December 31, 2019, the Company recorded the full expense related to the issuance of the Restricted Stock of $32.6 million, as subordinated performance fee due upon termination to affiliate on the accompanying statement of operations. The fair value of the Restricted Stock was estimated based on the Company’s NAV per share, adjusted for a lack of marketability discount. The Restricted Stock was measured at its fair value of $9.57 per share.
17. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2019 and 2018 (in thousands, except per share amounts):

	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$21,911	$21,689	$25,282	$24,276
Net income (loss)	$17,460	$(6,301)	$2,290	$(28,630)
Net income (loss) attributable to common stockholders	$16,781	$(6,249)	$772	$(28,586)
Net income (loss) per common share, basic and diluted	$0.25	$(0.09)	$0.01	$(0.43)
Distributions declared per common share	$0.009	$0.009	$0.009	$—

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$19,636	$25,290	$27,156	$23,705
Net income (loss)	$(23,702)	$9,993	$36,421	$10,612
Net income (loss) attributable to common stockholders	$(23,681)	$10,036	$36,497	$10,694
Net income (loss) per common share, basic and diluted	$(0.38)	$0.16	$0.67	$0.19
Distributions declared per common share	$0.016	$0.016	$0.016	$2.950

18. COMMITMENTS AND CONTINGENCIES
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

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Although there can be no assurance, the Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations as of December 31, 2019. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities.
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
Subordinated Performance Fee Due Upon Termination
The Company and KBS Capital Advisors agreed to terminate their advisory agreement effective October 31, 2019. In connection with that agreement, the Company agreed to pay KBS Capital Advisors a subordinated performance fee due upon termination in the form of restricted shares of the Company’s common stock (“Restricted Shares”), to be paid to KBS Capital Advisors upon the filing of its Annual Report on Form 10-K for the year ended December 31, 2019. The number of restricted shares to be awarded has been set at 3,411,737 shares. This termination payout value to KBS Capital Advisors (the “KBS Termination Fee Value”) was determined based on the Company’s performance from inception through September 30, 2018. In other words, it was based on the Company’s participation fee potential liability to KBS Capital Advisors calculated with respect to the November 12, 2018 estimated value per share. As a result, when the Company hired Pacific Oak Capital Advisors as its new advisor on November 1, 2019, the Company agreed to a participation fee that was based on its performance from September 30, 2018. The Restricted Shares vest on November 1, 2021. Within 60 days from vesting of the Restricted Shares, the Company will redeem 50% of the Restricted Shares, with the amount of the cash payment per share determined based on the then most recent net asset value of the shares (which shall not be more than six months old). The remaining vested Restricted Shares (the “Remaining Shares”) shall not be eligible for redemption under the Company’s share redemption program unless the Company has satisfied all outstanding redemption requests from other stockholders, provided that (a) this restriction may be waived in certain situations, such as upon a change of control of the Company and (b) notwithstanding the foregoing, within 60 days after November 1, 2024, the Company shall be required to redeem any Remaining Shares, separate and outside of any general stockholder share redemption program, at the then most recent net asset value per share (which shall not be more than six months old), provided that such outstanding shares are owned or controlled by Charles J. Schreiber, Jr. or the estate of Peter M. Bren, and provided further that pursuant to this clause (b) the Company will only be required to redeem that number Remaining Shares which, when added to any previously redeemed Remaining Shares owned or controlled by Charles J. Schreiber, Jr. or the estate of Peter M. Bren, does not exceed two-thirds of the total number of Remaining Shares.
19.  SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Distribution Declared
On January 23, 2020, the Company’s board of directors authorized a distribution in the amount of $0.00860000 per share of common stock to stockholders of record as of the close of business on January 24, 2020. On January 29, 2020, the Company paid distributions of $0.6 million related to this distribution.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019
Series B Debentures
On February 16, 2020, Pacific Oak Strategic Opportunity BVI issued 254.1 million Israeli new Shekels (approximately $74.1 million as of February 16, 2020) of Series B debentures to Israeli investors pursuant to a public offering registered with the Israel Securities Authority. The Series B Debentures will bear interest at the rate of 3.93% per year. The Series B Debentures have principal installment payments equal to 33.33% of the face amount of the Series B Debentures on January 31st of each year from 2024 to 2026.
Proposed NAV REIT Conversion
On January 22, 2020, the Company filed a registration statement on Form S-11 with the SEC to offer up to $1 billion in additional shares of the Company’s common stock. This new registration statement contemplates a proposed conversion of the Company to a perpetual-life net asset value or “NAV” REIT that offers and sells shares of the Company’s common stock continuously through a number of distribution channels in ongoing public offerings, and seeks to provide increased liquidity to current and future stockholders through an expansion of the Company’s current share redemption program. See “Proposed NAV REIT Conversion” in Item Part I, Item 1 of this Annual Report on Form 10-K for more information.
Proposed Merger
On February 19, 2020, the Company, Pacific Oak SOR II, LLC, an indirect subsidiary of the Company’s (“Merger Sub”), and Pacific Oak Strategic Opportunity REIT II, Inc. (“POSOR II”) entered into an Agreement and Plan of Merger (the “Merger Agreement”). Subject to the terms and conditions of the Merger Agreement, POSOR II will merge with and into Merger Sub (the “Merger”), with Merger Sub surviving the Merger (the “Surviving Entity”), such that following the Merger, the Surviving Entity will continue as an indirect subsidiary of the Company’s. In accordance with the applicable provisions of the Maryland General Corporation Law, the separate existence of POSOR II shall cease. At the effective time of the Merger and subject to the terms and conditions of the Merger Agreement, each issued and outstanding share of POSOR II’s common stock (or a fraction thereof), $0.01 par value per share, will be converted into the right to receive 0.9643 shares of the Company’s common stock, par value $0.01 per share. The combined company after the Merger will retain the name “Pacific Oak Strategic Opportunity REIT, Inc.” See “Proposed Merger” in Item Part I, Item 1 of this Annual Report on Form 10-K for more information.
Concurrently with the entry into the Merger Agreement, the Company and the Advisor entered into the Amended and Restated Advisory Agreement (the “Amended Advisory Agreement”). The Amended Advisory Agreement amended the Company’s existing advisory agreement to provide that no acquisition fees will be paid in connection with the Merger and to set the “issue price” ($10.63 per share) of the shares issued in the Merger for purposes of calculating the Advisor’s incentive fee. The Merger itself will not trigger an incentive fee to the Advisor by POSOR II or the Company.
Concurrently with the entry into the Merger Agreement, POSOR II and the Advisor entered into a termination letter agreement (the “Termination Agreement”), effective as of February 19, 2020. Pursuant to the Termination Agreement, the advisory agreement between POSOR II and the Advisor (the “POSOR II Advisory Agreement”) will be terminated at the effective time of the Merger. Also pursuant to the Termination Agreement, the Advisor waived any disposition fee it otherwise would be entitled to receive from POSOR II with respect to the Merger. If, however, the Company is ultimately sold to another bidder, then the Advisor may be entitled to a disposition fee from POSOR II in an amount as set forth in the POSOR II Advisory Agreement.
COVID-19
The recent global outbreak of COVID-19 (more commonly known as the Coronavirus) has significantly disrupted economic markets and impacted commercial activity worldwide, including the US, and the prolonged economic impact is uncertain. Customers and potential customers of the properties we own could be adversely affected by the disruption to business caused by the global outbreak of the Coronavirus. This could lead to similar negative impacts on our business. As a result of the disrupted economic markets, the Company’s investment in real estate equity securities has experienced significant unrealized losses.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
December 31, 2019
(dollar amounts in thousands)

				Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances	Land	Building and Improvements (1)	Total	Cost Capitalized Subsequent to Acquisition (2)	Land	Building and Improvements (1)	Total (3)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired or Foreclosed on
Properties Held for Investment
Richardson Portfolio:
Palisades Central I	Richardson, TX	90.0%	$(4)	$1,037	$8,628	$9,665	$3,630	$1,037	$12,258	$13,295	$(3,565)	1980	11/23/2011
Palisades Central II	Richardson, TX	90.0%	(4)	810	17,117	17,927	3,889	810	21,006	21,816	(5,486)	1985	11/23/2011
Greenway I	Richardson, TX	90.0%	(4)	561	1,170	1,731	977	561	2,147	2,708	(901)	1983	11/23/2011
Greenway III	Richardson, TX	90.0%	(4)	702	4,083	4,785	(318)	702	3,765	4,467	(1,321)	1983	11/23/2011
Undeveloped Land	Richardson, TX	90.0%	—	1,997	—	1,997	1,137	3,134	—	3,134	—	N/A	11/23/2011
Total Richardson Portfolio			36,000	5,107	30,998	36,105	9,315	6,244	39,176	45,420	(11,273)
Park Highlands (5)	North Las Vegas, NV	(5)	—	17,066	—	17,066	17,101	34,167	—	34,167	—	N/A	12/30/2011
Park Centre	Austin, TX	100.0%	21,970	3,251	27,941	31,192	6,511	3,251	34,452	37,703	(6,334)	2000	03/28/2013
1180 Raymond	Newark, NJ	100.0%	30,250	8,292	37,651	45,943	1,477	8,292	39,128	47,420	(7,897)	1929	08/20/2013
Park Highlands II (5)	North Las Vegas, NV	(5)	—	20,118	—	20,118	6,960	27,078	—	27,078	—	N/A	12/10/2013
Richardson Land II	Richardson, TX	90.0%	—	3,096	—	3,096	322	3,418	—	3,418	—	N/A	09/04/2014
Crown Pointe	Dunwoody, GA	100.0%	51,171	22,590	62,610	85,200	10,326	22,590	72,936	95,526	(11,753)	1985/1989	02/14/2017
The Marq	Irving, TX	100.0%	53,408	10,387	75,878	86,265	9,366	10,387	85,244	95,631	(7,119)	1972	03/01/2018
City Tower	Minneapolis, MN	100.0%	89,000	13,930	136,068	149,998	7,259	13,930	143,327	157,257	(12,823)	1988	03/06/2018
Eight & Nine Corporate Centre	Orange, CA	100.0%	43,880	17,401	58,794	76,195	3,373	17,401	62,167	79,568	(4,356)	2007	06/08/2018
Georgia 400 Center	Alpharetta, GA	100.0%	59,690	11,400	72,000	83,400	8,134	11,431	80,103	91,534	(3,053)	2001	05/23/2019
Single-Family Homes Portfolio:
Birmingham Homes	Birmingham, AL	100.0%	(6)	2,442	11,133	13,575	75	2,444	11,206	13,650	(90)	Various	11/04/2019
Houston Homes	Houston, TX	100.0%	(6)	6,157	22,855	29,012	183	6,154	23,041	29,195	(191)	Various	11/04/2019
Jacksonville Homes	Jacksonville, FL	100.0%	(6)	2,986	24,236	27,222	175	2,986	24,411	27,397	(210)	Various	11/04/2019
Memphis Homes	Memphis, TN	100.0%	(6)	2,679	15,767	18,446	163	2,679	15,930	18,609	(131)	Various	11/04/2019
Atlanta Homes	Atlanta, GA	100.0%	(6)	783	3,870	4,653	34	783	3,904	4,687	(38)	Various	11/04/2019
Oklahoma Homes	Oklahoma City, OK	100.0%	(6)	2,082	14,423	16,505	95	2,082	14,518	16,600	(113)	Various	11/04/2019
Total Single-Family Homes Portfolio			61,900	17,129	92,284	109,413	725	17,128	93,010	110,138	(773)
		Total Properties		$149,767	$594,224	$743,991	$80,869	$175,317	$649,543	$824,860	$(65,381)
____________________
(1) Building and improvements includes tenant origination and absorption costs.
(2) Costs capitalized subsequent to acquisition is net of write-offs of fully depreciated/amortized assets.
(3) The aggregate cost of real estate for federal income tax purposes was $940.1 million (unaudited) as of December 31, 2019.
(4) As of December 31, 2019, $36.0 million of debt was outstanding secured by the Richardson Portfolio.
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
(6) The single-family homes portfolio, in aggregate are under encumbrance of $61.9 million.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
December 31, 2019
(dollar amounts in thousands)

	2019	2018	2017
Real Estate (1):
Balance at the beginning of the year	$730,962	$574,684	$1,227,207
Acquisitions	200,918	312,457	170,505
Improvements	34,435	31,818	37,219
Write-off of fully depreciated and fully amortized assets	(1,060)	(7,329)	(18,735)
Loss due to property damages	—	(964)	(668)
Sales	(140,395)	(178,068)	(664,114)
Reimbursement of construction costs	—	(1,636)	—
Deconsolidation	—	—	(176,730)
Balance at the end of the year	$824,860	$730,962	$574,684

Accumulated depreciation and amortization (1):
Balance at the beginning of the year	$49,842	$41,817	$120,176
Depreciation and amortization expense	31,961	32,661	48,994
Write-off of fully depreciated and fully amortized assets	(1,060)	(7,329)	(18,735)
Sales	(15,362)	(17,307)	(102,474)
Deconsolidation	—	—	(6,144)
Balance at the end of the year	$65,381	$49,842	$41,817
____________________
(1) Amounts include real estate held for sale.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on March 26, 2020.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.

By:	/s/ Keith D. Hall
Keith D. Hall
Chief Executive Officer and Director (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ KEITH D. HALL	Chief Executive Officer and Director (principal executive officer)	March 26, 2020
Keith D. Hall
/s/ PETER MCMILLAN III	Chairman of the Board, President and Director	March 26, 2020
Peter McMillan III
/s/ MICHAEL A. BENDER	Chief Financial Officer (principal financial officer)	March 26, 2020
Michael A. Bender
/s/ WILLIAM M. PETAK	Director	March 26, 2020
William M. Petak
/s/ ERIC J. SMITH	Director	March 26, 2020
Eric J. Smith
/s/ KENNETH G. YEE	Director	March 26, 2020
Kenneth G. Yee