Form 10-Q
period 2020-03-31
Pacific Oak Strategic Opportunity REIT, Inc.
filed 2020-05-22
CIK 1452936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

 FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
As of May 19, 2020, there were 69,259,122 outstanding shares of common stock of Pacific Oak Strategic Opportunity REIT, Inc.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
FORM 10-Q
March 31, 2020

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2020	December 31, 2019
	(unaudited)
Assets
Real estate held for investment, net	$755,460	$759,479
Real estate equity securities	64,024	81,439
Total real estate and real estate-related investments, net	819,484	840,918
Cash and cash equivalents	89,526	76,492
Restricted cash	10,977	12,002
Investments in unconsolidated entities	77,610	78,276
Rents and other receivables, net	18,014	16,593
Above-market leases, net	2,881	2,973
Prepaid expenses and other assets	24,427	13,988
Total assets	$1,042,919	$1,041,242
Liabilities, mezzanine equity and equity
Notes and bonds payable, net	$698,688	$673,663
Accounts payable and accrued liabilities	14,047	21,329
Due to affiliate	3,660	1,635
Below-market leases, net	2,911	3,180
Other liabilities	20,419	19,801
Redeemable common stock payable	623	829
Distribution payable	29	—
Restricted stock payable	16,320	16,320
Total liabilities	756,697	736,757
Commitments and contingencies (Note 15)
Mezzanine equity
Restricted stock	12,089	12,089
Noncontrolling Series A Cumulative Convertible Redeemable Preferred Stock	15,233	15,008
Equity
Pacific Oak Strategic Opportunity REIT, Inc. stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 69,259,122 and 65,866,765 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	693	659
Additional paid-in capital	553,136	553,170
Cumulative distributions and net income	(295,764)	(277,196)
Total Pacific Oak Strategic Opportunity REIT, Inc. stockholders’ equity	258,065	276,633
Noncontrolling interests	835	755
Total equity	258,900	277,388
Total liabilities, mezzanine equity and equity	$1,042,919	$1,041,242

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2020	2019
Revenues:
Rental income	$22,151	$18,373
Other operating income	971	1,393
Interest income from real estate debt securities	—	369
Dividend income from real estate equity securities	1,479	1,776
Total revenues	24,601	21,911
Expenses:
Operating, maintenance, and management	7,572	6,271
Real estate taxes and insurance	3,428	2,977
Asset management fees to affiliate	2,106	1,891
General and administrative expenses	2,546	1,533
Foreign currency transaction (gain) loss, net	(14,996)	2,816
Depreciation and amortization	8,984	7,681
Interest expense	6,796	7,168
Total expenses	16,436	30,337
Other (loss) income:
Income from NIP	52	—
Equity in income of unconsolidated entities	328	7,312
Other interest income	270	690
(Loss) gain on real estate equity securities	(26,454)	11,165
Gain on sale of real estate	—	7,575
Loss on extinguishment of debt	—	(856)
Total other (loss) income, net	(25,804)	25,886
Net (loss) income	(17,639)	17,460
Net loss (income) attributable to noncontrolling interests	32	(679)
Preferred stock dividends	(365)	—
Net (loss) income attributable to common stockholders	$(17,972)	$16,781
Net (loss) income per common share, basic and diluted	$(0.27)	$0.25
Weighted-average number of common shares outstanding, basic and diluted	66,041,776	66,812,520

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended March 31, 2020 and 2019
(unaudited)
(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Income (Loss)	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amounts
Balance, December 31, 2019	65,866,765	$659	$553,170	$(277,196)	$276,633	$755	$277,388
Net loss	—	—	—	(17,972)	(17,972)	(32)	(18,004)
Issuance of common stock	24,645	—	262	—	262	—	262
Transfers from redeemable common stock	—	—	206	—	206	—	206
Redemptions of common stock	(44,025)	—	(468)	—	(468)	—	(468)
Distributions declared	—	—	—	(596)	(596)	—	(596)
Issuance of restricted stock	3,411,737	34	(34)	—	—	—	—
Noncontrolling interests contributions	—	—	—	—	—	112	112
Balance, March 31, 2020	69,259,122	$693	$553,136	$(295,764)	$258,065	$835	$258,900

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Income (Loss)	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amounts
Balance, December 31, 2018	66,822,861	$668	$547,770	$(256,984)	$291,454	$2,510	$293,964
Net income	—	—	—	16,781	16,781	679	17,460
Issuance of common stock	28,784	1	285	—	286	—	286
Transfers from redeemable common stock	—	—	2,258	—	2,258	—	2,258
Redemptions of common stock	(266,916)	(3)	(2,536)	—	(2,539)	—	(2,539)
Distributions declared	—	—	—	(578)	(578)	—	(578)
Other offering costs	—	—	(2)	—	(2)	—	(2)
Noncontrolling interest contribution	—	—	—	—	—	12	12
Distributions to noncontrolling interests	—	—	—	—	—	(1,739)	(1,739)
Balance, March 31, 2019	66,584,729	$666	$547,775	$(240,781)	$307,660	$1,462	$309,122

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities:
Net (loss) income	$(17,639)	$17,460
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Equity in income of unconsolidated entities	(328)	(7,312)
Depreciation and amortization	8,984	7,681
Loss (gain) on real estate equity securities	26,454	(11,165)
Gain on sale of real estate	—	(7,575)
Loss on extinguishment of debt	—	856
Unrealized (gain) loss on interest rate caps	(14)	30
Deferred rent	(1,027)	(1,270)
Amortization of above- and below-market leases, net	(177)	(252)
Amortization of deferred financing costs	885	869
Accretion of interest income on real estate debt securities	—	(13)
Amortization of premium on bond and notes payable	(25)	(20)
Foreign currency transaction (gain) loss, net	(14,996)	2,816
Changes in assets and liabilities:
Rents and other receivables	(430)	85
Prepaid expenses and other assets	(2,010)	(1,925)
Accounts payable and accrued liabilities	(4,738)	(7,292)
Due to affiliates	1,926	53
Other liabilities	1,615	(599)
Net cash used in operating activities	(1,520)	(7,573)
Cash Flows from Investing Activities:
Improvements to real estate	(7,779)	(8,052)
Proceeds from sales of real estate, net	—	17,894
Investment in unconsolidated entities	(231)	—
Distributions of capital from unconsolidated entities	1,225	7,800
Purchase of interest rate cap	(6)	—
Investment in real estate equity securities	(16,789)	(15)
Proceeds from the sale of real estate equity securities	7,849	24,076
Proceeds from principal repayment on real estate debt securities	—	7,750
Funding of development obligations	—	(21)
Net cash (used in) provided by investing activities	(15,731)	49,432
Cash Flows from Financing Activities:
Proceeds from notes and bonds payable	89,893	2,608
Principal payments on notes and bonds payable	(56,820)	(54,266)
Payments of deferred financing costs	(2,302)	(7)
Payments to redeem common stock	(468)	(2,539)
Payment of prepaid other offering costs	(182)	(2)
Distributions paid	(305)	(292)
Preferred dividends paid	(140)	—
Noncontrolling interests contributions	112	12
Distributions to noncontrolling interests	—	(1,739)
Other financing proceeds, net	—	1,822
Net cash provided by (used in) financing activities	29,788	(54,403)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(528)	2,096
Net increase (decrease) in cash, cash equivalents and restricted cash	12,009	(10,448)
Cash, cash equivalents and restricted cash, beginning of period	88,494	162,727
Cash, cash equivalents and restricted cash, end of period	$100,503	$152,279

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(unaudited)

1.ORGANIZATION
Pacific Oak Strategic Opportunity REIT, Inc. (the “Company”) was formed on October 8, 2008 as a Maryland corporation and elected to be taxed as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2010. The Company conducts its business primarily through Pacific Oak SOR (BVI) Holdings, Ltd. (“Pacific Oak SOR BVI”), a private company limited by shares according to the British Virgin Islands Business Companies Act, 2004, which was incorporated on December 18, 2015 and is authorized to issue a maximum of 50,000 common shares with no par value. Upon incorporation, Pacific Oak SOR BVI issued one certificate containing 10,000 common shares with no par value to Pacific Oak Strategic Opportunity Limited Partnership (the “Operating Partnership”), a Delaware limited partnership formed on December 10, 2008. The Company is the sole general partner of, and owns a 0.1% partnership interest in, the Operating Partnership. Pacific Oak Strategic Opportunity Holdings LLC (“REIT Holdings”), a Delaware limited liability company formed on December 9, 2008, owns the remaining 99.9% interest in the Operating Partnership and is its sole limited partner. The Company is the sole member and manager of REIT Holdings.
Subject to certain restrictions and limitations, the business of the Company was externally managed by KBS Capital Advisors LLC (“KBS Capital Advisors”), an affiliate of the Company, pursuant to an advisory agreement the Company renewed with KBS Capital Advisors on October 7, 2019. KBS Capital Advisors conducted the Company’s operations and managed its portfolio of real estate and other real estate-related investments. On October 31, 2019, KBS Capital Advisors ceased to serve as the Company’s advisor or have any advisory responsibility to the Company immediately following the filing of the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2019 (filed November 8, 2019) with the Securities and Exchange Commission (the “SEC”). On November 1, 2019, the Company entered into an advisory agreement with Pacific Oak Capital Advisors, LLC (the “Advisor”). The new advisory agreement is effective as of November 1, 2019 through November 1, 2020; however the Company may terminate the advisory agreement without cause or penalty upon providing 30 days’ written notice and the Advisor may terminate the new advisory agreement without cause or penalty upon providing 90 days’ written notice. The terms of the advisory agreement are consistent with those of the advisory agreement that was previously in effect with KBS Capital Advisors, except as discussed in Note 10.
On February 19, 2020, the Company, Pacific Oak SOR II, LLC, an indirect subsidiary of the Company (“Merger Sub”), and Pacific Oak Strategic Opportunity REIT II, Inc. (“POSOR II”) entered into an Agreement and Plan of Merger (the “Merger Agreement”). Subject to the terms and conditions of the Merger Agreement, POSOR II will merge with and into Merger Sub (the “Merger”), with Merger Sub surviving the Merger (the “Surviving Entity”), such that following the Merger, the Surviving Entity will continue as an indirect subsidiary of the Company. In accordance with the applicable provisions of the Maryland General Corporation Law, the separate existence of POSOR II shall cease. At the effective time of the Merger and subject to the terms and conditions of the Merger Agreement, each issued and outstanding share of POSOR II’s common stock (or a fraction thereof), $0.01 par value per share, will be converted into the right to receive 0.9643 shares of the Company’s common stock, par value $0.01 per share. The combined company after the Merger will retain the name “Pacific Oak Strategic Opportunity REIT, Inc.” The Merger is intended to qualify as a “reorganization” under, and within the meaning of, Section 368(a) of the Internal Revenue Code of 1986, as amended.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2020
(unaudited)
The Company sold 56,584,976 shares of common stock in its primary offering for gross offering proceeds of $561.7 million. As of March 31, 2020, the Company had sold 6,851,969 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $76.5 million. Also, as of March 31, 2020, the Company had redeemed 23,863,100 shares for $285.9 million. As of March 31, 2020, the Company had issued 25,976,746 shares of common stock in connection with special dividends. Additionally, on December 29, 2011 and October 23, 2012, the Company issued 220,994 shares and 55,249 shares of common stock, respectively, for $2.0 million and $0.5 million, respectively, in private transactions exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933. On March 27, 2020, the Company issued 3,411,737 restricted shares of its common stock (the “Restricted Stock”) to KBS Capital Advisors pursuant to a Restricted Stock Agreement, dated as of March 27, 2020 (the “Restricted Stock Agreement”).
On March 2, 2016, Pacific Oak SOR BVI filed a final prospectus with the Israel Securities Authority for a proposed offering of up to 1,000,000,000 Israeli new Shekels of Series A debentures (the “Debentures”) at an annual interest rate not to exceed 4.25%. On March 1, 2016, Pacific Oak SOR BVI commenced the institutional tender of the Debentures and accepted application for 842.5 million Israeli new Shekels. On March 7, 2016, Pacific Oak SOR BVI commenced the public tender of the Debentures and accepted 127.7 million Israeli new Shekels.  In the aggregate, Pacific Oak SOR BVI accepted 970.2 million Israeli new Shekels (approximately $249.2 million as of March 8, 2016) in both the institutional and public tenders at an annual interest rate of 4.25%.  Pacific Oak SOR BVI issued the Debentures on March 8, 2016.
In connection with the above-referenced offering, on March 8, 2016, the Operating Partnership assigned to Pacific Oak SOR BVI all of its interests in the subsidiaries through which the Company indirectly owns all of its real estate and real estate-related investments. The Operating Partnership owns all of the issued and outstanding equity of Pacific Oak SOR BVI.  As a result of these transactions, the Company now holds all of its real estate and real estate-related investments indirectly through Pacific Oak SOR BVI.
On February 16, 2020, Pacific Oak SOR BVI issued 254.1 million Israeli new Shekels (approximately $74.1 million as of February 16, 2020) of Series B debentures (the “Series B Debentures”) to Israeli investors pursuant to a public offering registered with the Israel Securities Authority. The Series B Debentures bears interest at the rate of 3.93% per year. The Series B Debentures have principal installment payments equal to 33.33% of the face amount of the Series B Debentures on January 31st of each year from 2024 to 2026.
As of March 31, 2020, the Company consolidated six office properties, one office portfolio consisting of four office buildings and 14 acres of undeveloped land, one apartment property, three investments in undeveloped land with approximately 1,000 developable acres, one residential home portfolio consisting of 993 single-family homes and owned five investments in unconsolidated entities and three investments in real estate equity securities.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2019. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the SEC.
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the FASB Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2020
(unaudited)
The consolidated financial statements include the accounts of the Company, REIT Holdings, the Operating Partnership, Pacific Oak SOR BVI and their direct and indirect wholly owned subsidiaries, joint ventures in which the Company has a controlling interest and VIEs in which the Company is the primary beneficiary. All significant intercompany balances and transactions are eliminated in consolidation.
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
Redeemable Common Stock
The Company limits the dollar value of shares that may be redeemed under the share redemption program. During the three months ended March 31, 2020, the Company had redeemed $0.5 million of common stock under the share redemption program. The Company processed all redemption requests received in good order and eligible for redemption through the March 2020 redemption date, except for 5,648,158 shares totaling $57.0 million due to the limitations under the share redemption program. The Company recorded $0.6 million and $0.8 million of redeemable common stock payable on the Company’s balance sheet as of March 31, 2020 and December 31, 2019, respectively, related to unfulfilled redemption requests received in good order under the share redemption program. Based on the eleventh amended and restated share redemption program, the Company has $0.4 million available for redemptions in the remainder of 2020, including shares that are redeemed in connection with a stockholders’ death, “qualifying disability” or “determination of incompetence,” subject to the limitations under the share redemption program. Effective beginning with the month of February 2020, the Company suspended (a) redemptions requested under the share redemption program in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence”, until the Company and Pacific Oak Strategic Opportunity REIT II, Inc. file with the SEC a registration statement on Form S-4 containing a Joint Proxy Statement/Prospectus for the proposed merger, and (b) all other redemptions under the share redemption program until after the merger closes.
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
March 31, 2020
(unaudited)
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
The noncontrolling PORT Series A convertible redeemable preferred shares are not included as the preferred shares are convertible contingent on the common stock of PORT being publicly traded. If PORT common stock becomes publicly traded, the per-share earnings of PORT will be included in the Company’s EPS computations based on the consolidated holdings of PORT.
The Company’s unvested Restricted Stock have been included in the calculation of basic and diluted earnings per share for the three months ended March 31, 2020, as the restriction is not contingent on any conditions except the passage of time.
Distributions declared per share were $0.008600 during both of the three months ended March 31, 2020 and 2019.
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
Recently Issued Accounting Standards Updates
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments (“ASU No. 2016-13”). ASU No. 2016-13 affects entities holding financial assets and net investments in leases that are not accounted for at fair value through net income. The amendments in ASU No. 2016-13 require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. ASU No. 2016-13 also amends the impairment model for available-for-sale debt securities. An entity will recognize an allowance for credit losses on available-for-sale debt securities as a contra-account to the amortized cost basis rather than as a direct reduction of the amortized cost basis of the investment, as is currently required. ASU No. 2016-13 also requires new disclosures. For financial assets measured at amortized cost, an entity will be required to disclose information about how it developed its allowance for credit losses, including changes in the factors that influenced management’s estimate of expected credit losses and the reasons for those changes. For financing receivables and net investments in leases measured at amortized cost, an entity will be required to further disaggregate the information it currently discloses about the credit quality of these assets by year of the asset’s origination for as many as five annual periods. For available-for-sale debt securities, an entity will be required to provide a roll-forward of the allowance for credit losses and an aging analysis for securities that are past due. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, which clarified that receivables from operating leases are not within the scope of Topic 326 and instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842. The Company adopted ASU No. 2016-13 on January 1, 2020 and it did not have a material effect on its financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2020
(unaudited)
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848). ASU No. 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU No. 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the three months ended March 31, 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. For the period from January 1, 2020 (the earliest date the Company may elect to apply ASU No. 2020-04) through March 31, 2020, the Company did not have any contract modifications that meet the criteria described above, specifically contract modifications that have been modified from LIBOR to an alternative reference rate. The Company’s loan agreements, derivative instruments, and certain lease agreements use LIBOR as the current reference rate. For eligible contract modifications, the Company expects to adopt the temporary optional expedients described in ASU No. 2020-04. The optional expedients for hedging relationships described in ASU No. 2020-04 are not expected to have an impact to the Company, as the Company has elected to not designate its derivative instruments as a hedge.
In April 2020, the FASB issued a FASB Staff Q&A related to Topic 842 and Topic 840: Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic (the “Topic 842 Q&A”) which focused on the application of lease guidance for concessions related to the effects of the COVID-19 pandemic. In this Q&A document, the FASB staff will allow entities to make an election to account for lease concessions related to the effects of the COVID-19 pandemic consistent with how those concessions would be accounted for under Topic 842, Leases, ("Topic 842") as though enforceable rights and obligations for those qualifying concessions existed. The Company did not have any material lease concessions related to the effects of the COVID-19 pandemic that had a material impact to the Company’s consolidated balance sheet as of March 31, 2020 or consolidated statement of operations for the three months ended March 31, 2020. The Company is continuing to evaluate the impact of this optional election on the condensed consolidated financial statements and related disclosures.

3. REAL ESTATE HELD FOR INVESTMENT
As of March 31, 2020, the Company owned six office properties and one office portfolio consisting of four office buildings and 14 acres of undeveloped land, encompassing, in the aggregate, approximately 3.0 million rentable square feet. As of March 31, 2020, these properties were 81% occupied. In addition, the Company owned one residential home portfolio consisting of 993 single-family homes and encompassing approximately 1.4 million rental square feet and one apartment property, containing 317 units and encompassing approximately 0.3 million rentable square feet, which was 92% and 88% occupied, respectively as of March 31, 2020. The Company also owned three investments in undeveloped land with approximately 1,000 developable acres. The following table summarizes the Company’s real estate held for investment as of March 31, 2020 and December 31, 2019, respectively (in thousands):

	March 31, 2020	December 31, 2019
Land	$177,247	$175,317
Buildings and improvements	622,162	618,974
Tenant origination and absorption costs	30,179	30,569
Total real estate, cost	829,588	824,860
Accumulated depreciation and amortization	(74,128)	(65,381)
Total real estate, net	$755,460	$759,479

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2020
(unaudited)
The following table provides summary information regarding the Company’s real estate held for investment as of March 31, 2020 (in thousands):

Property	Date Acquired or Foreclosed on	City	State	Property Type	Land	Building and Improvements	Tenant Origination and Absorption	Total Real Estate, at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net	Ownership %
Richardson Portfolio:
Palisades Central I	11/23/2011	Richardson	TX	Office	$1,037	$12,337	$—	$13,374	$(3,787)	$9,587	90.0%
Palisades Central II	11/23/2011	Richardson	TX	Office	810	21,405	—	22,215	(5,894)	16,321	90.0%
Greenway I	11/23/2011	Richardson	TX	Office	561	2,393	—	2,954	(1,118)	1,836	90.0%
Greenway III	11/23/2011	Richardson	TX	Office	702	3,896	—	4,598	(1,501)	3,097	90.0%
Undeveloped Land	11/23/2011	Richardson	TX	Undeveloped Land	3,134	—	—	3,134	—	3,134	90.0%
Total Richardson Portfolio					6,244	40,031	—	46,275	(12,300)	33,975
Park Highlands (1)	12/30/2011	North Las Vegas	NV	Undeveloped Land	35,802	—	—	35,802	—	35,802	100.0%(1)
Park Centre	03/28/2013	Austin	TX	Office	3,251	34,766	—	38,017	(7,091)	30,926	100.0%
1180 Raymond	8/20/2013	Newark	NJ	Apartment	8,292	39,178	—	47,470	(8,216)	39,254	100.0%
Park Highlands II (1)	12/10/2013	North Las Vegas	NV	Undeveloped Land	27,373	—	—	27,373	—	27,373	100.0%(1)
Richardson Land II	09/04/2014	Richardson	TX	Undeveloped Land	3,418	—	—	3,418	—	3,418	90.0%
Crown Pointe	02/14/2017	Dunwoody	GA	Office	22,590	68,872	4,440	95,902	(12,558)	83,344	100.0%
The Marq	03/01/2018	Minneapolis	MN	Office	10,387	81,098	4,179	95,664	(8,206)	87,458	100.0%
City Tower	03/06/2018	Orange	CA	Office	13,930	135,526	7,937	157,393	(14,570)	142,823	100.0%
Eight & Nine Corporate Centre	06/08/2018	Franklin	TN	Office	17,401	57,867	4,572	79,840	(5,137)	74,703	100.0%
Georgia 400 Center	05/23/2019	Alpharetta	GA	Office	11,431	72,924	7,574	91,929	(4,253)	87,676	100.0%
Single-Family Homes Portfolio:
Birmingham Homes	11/04/2019	Birmingham	AL	Home	2,444	11,105	162	13,711	(206)	13,505	100.0%
Houston Homes	11/04/2019	Houston	TX	Home	6,154	22,714	432	29,300	(468)	28,832	100.0%
Jacksonville Homes	11/04/2019	Jacksonville	FL	Home	2,986	24,154	353	27,493	(460)	27,033	100.0%
Memphis Homes	11/04/2019	Memphis	TN	Home	2,679	15,715	266	18,660	(299)	18,361	100.0%
Atlanta Homes	11/04/2019	Atlanta	GA	Home	783	3,860	65	4,708	(84)	4,624	100.0%
Oklahoma Homes	11/04/2019	Oklahoma City	OK	Home	2,082	14,352	199	16,633	(280)	16,353	100.0%
Total Single-Family Homes Portfolio					17,128	91,900	1,477	110,505	(1,797)	108,708
					$177,247	$622,162	$30,179	$829,588	$(74,128)	$755,460
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2020
(unaudited)
Operating Leases
Certain of the Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of March 31, 2020, the leases, excluding options to extend and apartment leases, which have terms that are generally one year or less, had remaining terms of up to 12.0 years with a weighted-average remaining term of 4.4 years. Some of the leases have provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from tenants in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash and assumed in real estate acquisitions related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets were both $4.3 million as of March 31, 2020 and December 31, 2019.
During the three months ended March 31, 2020 and 2019, the Company recognized deferred rent from tenants of $1.0 million and $1.3 million, respectively, net of lease incentive amortization. As of March 31, 2020 and December 31, 2019, the cumulative deferred rent receivable balance, including unamortized lease incentive receivables, was $14.9 million and $13.6 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $3.3 million and $3.1 million of unamortized lease incentives as of March 31, 2020 and December 31, 2019, respectively.
As of March 31, 2020, the future minimum rental income from the Company’s properties, excluding apartment leases, under non-cancelable operating leases was as follows (in thousands):

April 1, 2020 through December 31, 2020	$40,750
2021	54,573
2022	48,656
2023	40,287
2024	34,691
Thereafter	88,180
$307,137

As of March 31, 2020, the Company’s commercial real estate properties were leased to approximately 243 tenants over a diverse range of industries and geographic areas. The Company’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Insurance	25	$7,180	12.2%
Computer Systems Design	25	6,949	11.8%
Health Care and Social Assistance	16	6,924	11.8%
		$21,053	35.8%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of March 31, 2020, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2020
(unaudited)
No other tenant industries accounted for more than 10% of annualized base rent. No material tenant credit issues have been identified at this time. During the three months ended March 31, 2020 and 2019, the Company recorded adjustments to rental income of $0.2 million and $0.1 million, respectively, for lease payments that were deemed not probable of collection.
Geographic Concentration Risk
As of March 31, 2020, the Company’s real estate investments in Georgia and California represented 16.9% and 13.7%, respectively, of the Company’s total assets.  As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the Georgia and California real estate markets.  Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.
Sale of Real Estate
As of March 31, 2020 and December 31, 2019, the Company had recorded contract liabilities of $3.1 million related to deferred proceeds received from the buyers of the Park Highlands land sales and another developer for the value of land that was contributed to a master association that is consolidated by the Company, which was included in other liabilities on the accompanying consolidated balance sheets.

4. TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES
As of March 31, 2020 and December 31, 2019, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Cost	$30,179	$30,569	$3,714	$3,714	$(4,810)	$(4,958)
Accumulated Amortization	(11,567)	(10,223)	(833)	(741)	1,899	1,778
Net Amount	$18,612	$20,346	$2,881	$2,973	$(2,911)	$(3,180)

Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three months ended March 31, 2020 and 2019 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended March 31,		For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2020	2019	2020	2019	2020	2019
Amortization	$(1,736)	$(1,604)	$(92)	$(101)	$269	$353

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2020
(unaudited)
Additionally, as of March 31, 2020 and December 31, 2019, the Company had recorded tax abatement intangible assets, net of amortization, on real estate held for investment, which are included in prepaid expenses and other assets in the accompanying balance sheets, of $0.8 million and $1.0 million, respectively. During the three months ended March 31, 2020 and 2019, the Company recorded amortization expense of $0.1 million and $0.2 million, respectively, related to tax abatement intangible assets. As of March 31, 2020, the tax abatement intangible assets had a remaining amortization period of 1.4 years.

5. REAL ESTATE EQUITY SECURITIES
As of March 31, 2020, the Company owned three investments in real estate equity securities. The following table sets forth the number of shares owned by the Company and the related carrying value of the shares as of March 31, 2020 and December 31, 2019 (dollars in thousands):

	March 31, 2020		December 31, 2019
Real Estate Equity Security	Number of Shares Owned	Total Carrying Value	Number of Shares Owned	Total Carrying Value
Keppel Pacific Oak US REIT	64,165,352	$32,403	64,165,352	$50,049
Franklin Street Properties Corp.	4,410,824	25,274	2,773,729	23,743
Plymouth Industrial REIT, Inc.	568,723	6,347	415,841	7,647
	69,144,899	$64,024	67,354,922	$81,439

During the three months ended March 31, 2020, the Company purchased 568,723 shares of common stock of Plymouth Industrial REIT, Inc. (NYSE Ticker: PLYM) for an aggregate purchase price of $6.9 million and also purchased 1,637,095 shares of Franklin Street Properties Corp., (NYSE Ticker: FSP) for an aggregate purchase price of $10.0 million. During the three months ended March 31, 2020, the Company sold 415,841 shares of common stock of Plymouth Industrial REIT for an aggregate sale price of $7.9 million.
The following summarizes the portion of gain and loss for the period related to real estate equity securities held during the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Net (loss) gain recognized during the period on real estate equity securities	$(26,454)	$11,165
Less net gain recognized during the period on real estate equity securities sold during the period	(364)	(3,397)
Unrealized (loss) gain recognized during the reporting period on real estate equity securities held at the end of the period	$(26,818)	$7,768

During the three months ended March 31, 2020 and 2019, the Company recognized $1.1 million and $1.8 million, respectively, of dividend income from real estate equity securities.

6. REAL ESTATE HELD FOR SALE
During the year ended December 31, 2019, the Company disposed of one office building, one retail property and one apartment property. There were no dispositions during the three months ended March 31, 2020.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2020
(unaudited)
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
The operations of these properties and gain on sales are included in continuing operations on the accompanying statements of operations. The following table summarizes certain revenue and expenses related to these properties for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Revenues
Rental income	$159	$3,578
Other operating income	11	259
Total revenues	$170	$3,837
Expenses
Operating, maintenance, and management	$49	$901
Real estate taxes and insurance	—	616
Asset management fees to affiliate	—	266
Depreciation and amortization	—	1,373
Interest expense	198	761
Total expenses	$247	$3,917

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2020
(unaudited)
7. NOTES AND BONDS PAYABLE
As of March 31, 2020 and December 31, 2019, the Company’s notes and bonds payable, including notes payable related to real estate held for sale, consisted of the following (dollars in thousands):

	Book Value as of March 31, 2020	Book Value as of December 31, 2019	Contractual Interest Rate as of March 31, 2020 (1)	Effective Interest Rate at March 31, 2020 (1)	Payment Type (3)	Maturity Date (2)
Richardson Portfolio Mortgage Loan	$36,000	$36,000	One-Month LIBOR + 2.50%	3.49%	Interest Only (3)	11/01/2021
Park Centre Mortgage Loan	21,970	21,970	One-Month LIBOR + 1.75%	2.74%	Interest Only	06/27/2022
1180 Raymond Mortgage Loan	30,150	30,250	One-Month LIBOR + 2.25%	3.24%	Principal & Interest	06/01/2020
1180 Raymond Bond Payable	6,030	6,080	6.50%	6.50%	Principal & Interest	09/01/2036
Pacific Oak SOR (BVI) Holdings, Ltd. Series A Debentures (4)	164,065	224,746	4.25%	4.25%	(4)	03/01/2023
Pacific Oak SOR (BVI) Holdings, Ltd. Series B Debentures (4)	71,601	—	3.93%	3.93%	(4)	01/31/2026
Crown Pointe Mortgage Loan	53,612	51,171	One-Month LIBOR + 2.60%	3.59%	Principal & Interest	02/13/2021
City Tower Mortgage Loan	94,167	89,000	One-Month LIBOR + 1.55%	2.54%	Interest Only	03/05/2021
The Marq Mortgage Loan	58,331	53,408	One-Month LIBOR + 1.55%	2.54%	Interest Only	06/06/2021
Eight & Nine Corporate Centre Mortgage Loan	47,066	43,880	One-Month LIBOR + 1.60%	2.59%	Interest Only	06/08/2021
Georgia 400 Center Mortgage Loan	59,690	59,690	One-Month LIBOR + 1.55%	2.54%	Interest Only	05/22/2023
PORT Mortgage Loan 1	51,362	51,362	4.74%	4.74%	Interest Only	10/01/2025
PORT Mortgage Loan 2	10,523	10,523	4.72%	4.72%	Interest Only	03/01/2026
Total Notes and Bonds Payable principal outstanding	704,567	678,080
Premium on Notes and Bonds Payable (5)	757	783
Deferred financing costs, net	(6,636)	(5,200)
Total Notes and Bonds Payable, net	$698,688	$673,663
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of March 31, 2020. Effective interest rate is calculated as the actual interest rate in effect as of March 31, 2020 (consisting of the contractual interest rate and contractual floor rates), using interest rate indices at March 31, 2020, where applicable.
(2) Represents the initial maturity date or the maturity date as extended as of March 31, 2020; subject to certain conditions, the maturity dates of certain loans may be extended beyond the date shown.
(3) Represents the payment type required under the loan as of March 31, 2020. Certain future monthly payments due under this loan also include amortizing principal payments. For more information of the Company’s contractual obligations under its notes and bonds payable, see five-year maturity table below.
(4) See “ – Israeli Bond Financing” below.
(5) Represents the unamortized premium on notes and bonds payable due to the above-market interest rates when the debt was assumed. The premium is amortized over the remaining life of the notes and bonds payable.
The Company plans to refinance or utilize available extension options for notes payable with maturities through the first quarter of 2021. There can be no assurance that the Company will be able to refinance or utilize extension options.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2020
(unaudited)
During the three months ended March 31, 2020 and 2019 , the Company incurred $6.8 million and $7.2 million, respectively, of interest expense. Included in interest expense for each of the three months ended March 31, 2020 and 2019 was $0.9 million of amortization of deferred financing costs. Additionally, during the three months ended March 31, 2020 and 2019, the Company capitalized $0.9 million and $0.7 million, respectively of interest related to its investments in undeveloped land.
As of March 31, 2020 and December 31, 2019, the Company’s interest payable was $2.5 million and $4.8 million, respectively.
The following is a schedule of maturities, including principal amortization payments, for all notes and bonds payable outstanding as of March 31, 2020 (in thousands):

April 1, 2020 through December 31, 2020	$31,772
2021	342,622
2022	76,898
2023	114,634
2024	24,137
Thereafter	114,504
$704,567

The Company’s notes payable contain financial debt covenants. As of March 31, 2020, the Company was in compliance with all of these debt covenants.
Israeli Bond Financing
On March 2, 2016, Pacific Oak SOR BVI, a wholly owned subsidiary of the Company, filed a final prospectus with the Israel Securities Authority for a proposed offering of up to 1,000,000,000 Israeli new Shekels of the Debentures at an annual interest rate not to exceed 4.25%. On March 1, 2016, Pacific Oak SOR BVI commenced the institutional tender of the Debentures and accepted application for 842.5 million Israeli new Shekels. On March 7, 2016, Pacific Oak SOR BVI commenced the public tender of the Debentures and accepted 127.7 million Israeli new Shekels.  In the aggregate, Pacific Oak SOR BVI accepted 970.2 million Israeli new Shekels (approximately $249.2 million as of March 8, 2016) in both the institutional and public tenders at an annual interest rate of 4.25%.  Pacific Oak SOR BVI issued the Debentures on March 8, 2016. The terms of the Debentures require five equal annual installment principal payments on March 1st of each year from 2019 to 2023. As of March 31, 2020, the Company had two foreign currency collar for an aggregate notional amount of 798.0 million Israeli new Shekels to hedge its exposure to foreign currency exchange rate movements. See note 8, “Derivative Instruments” for a further discussion on the Company’s foreign currency collar.
On February 16, 2020, Pacific Oak SOR BVI issued 254.1 million Israeli new Shekels (approximately $74.1 million as of February 16, 2020) of Series B debentures to Israeli investors pursuant to a public offering registered with the Israel Securities Authority. The Series B Debentures will bear interest at the rate of 3.93% per year. The Series B Debentures have principal installment payments equal to 33.33% of the face amount of the Series B Debentures on January 31st of each year from 2024 to 2026.
The deed of trust that governs the terms of the Debentures contains various financial covenants. As of March 31, 2020, the Company was in compliance with all of these financial debt covenants.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2020
(unaudited)
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
The following table summarizes the notional amount and other information related to the Company’s foreign currency collars as of March 31, 2020 and December 31, 2019. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (currency in thousands):

	March 31, 2020			December 31, 2019		Strike Price	Trade Date	Maturity Date
Derivative Instruments	Number of Instruments	Notional Amount		Number of Instruments	Notional Amount
Derivative instruments not designated as hedging instruments
Foreign currency collar	1	380,000	ILS	—	—	3.70 - 3.82 ILS - USD	03/17/2020	09/16/2020
Foreign currency collar	1	418,000	ILS	—	—	3.5875 - 3.725 ILS - USD	03/16/2020	09/16/2020
Foreign currency collar	—	—		1	776,182 ILS	3.38 - 3.4991 ILS - USD	11/25/2019	02/26/2020
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
As of March 31, 2020, the Company had entered into three interest rate caps, which were not designated as a hedging instruments. The following table summarizes the notional amounts and other information related to the Company’s derivative instruments as of March 31, 2020. The notional amount is an indication of the extent of the Company’s involvement in the instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

Derivative Instrument	Effective Date	Maturity Date	Notional Value	Reference Rate
Interest rate cap	04/02/2018	03/05/2021	$77,513	One-month LIBOR at 3.50%
Interest rate cap	06/21/2019	05/22/2023	$51,252	One-month LIBOR at 4.00%
Interest rate cap	02/12/2020	02/16/2021	$46,875	One-month LIBOR at 3.00%

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2020
(unaudited)
The following table sets forth the fair value of the Company’s derivative instruments as well as their classification on the consolidated balance sheets as of March 31, 2020 and December 31, 2019 (dollars in thousands):

		March 31, 2020		December 31, 2019
Derivative Instruments	Balance Sheet Location	Number of Instruments	Fair Value	Number of Instruments	Fair Value
Derivative instruments not designated as hedging instruments
Interest rate caps	Prepaid expenses and other assets	3	$26	3	$12
Foreign currency collars	Prepaid expenses and other assets (Other liabilities)	2	$8,818	1	$(179)
The change in fair value of foreign currency collars that are not designated as cash flow hedges are recorded as foreign currency transaction gains or losses in the accompanying consolidated statements of operations. During the three months ended March 31, 2020, the Company recognized a $9.0 million gain related to the foreign currency collars, which is shown combined with $6.0 million of foreign currency transaction gain in the accompanying consolidated statements of operations as foreign currency transaction gain, net. During the three months ended March 31, 2019, the Company recognized a $3.0 million gain related to the foreign currency collars, which is shown net against $5.8 million of foreign currency transaction loss in the accompanying consolidated statements of operations as foreign currency transaction loss, net.

9. FAIR VALUE DISCLOSURES
The following were the face values, carrying amounts and fair values of the Company’s financial instruments as of March 31, 2020 and December 31, 2019, which carrying amounts do not approximate the fair values (in thousands):

	March 31, 2020			December 31, 2019
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial liabilities (Level 3):
Notes and bond payable	$468,901	$467,585	$461,509	$453,334	$451,743	$455,849
Financial liabilities (Level 1):
Pacific Oak SOR (BVI) Holdings, Ltd. Series A Debentures	$164,065	$161,618	$147,194	$224,746	$221,920	$229,877
Pacific Oak SOR (BVI) Holdings, Ltd. Series B Debentures	$71,601	$69,485	$60,489	$—	$—	$—

Disclosure of the fair value of financial instruments is based on pertinent information available to the Company as of the period end and requires a significant amount of judgment. This has made the estimation of fair values difficult and, therefore, both the actual results and the Company’s estimate of value at a future date could be materially different.
As of March 31, 2020, the Company measured the following assets at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Real estate equity securities	$64,024	$64,024	$—	$—
Asset derivative - interest rate caps	$26	$—	$26	$—
Asset derivative - foreign currency collars	$8,852	$—	$8,852	$—

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2020
(unaudited)
As of December 31, 2019, the Company measured the following assets and liabilities at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Real estate equity securities	$81,439	$81,439	$—	$—
Asset derivative - interest rate caps	$12	$—	$12	$—
Liability derivative - foreign currency collar	$(179)	$—	$(179)	$—

10. RELATED PARTY TRANSACTIONS
As described further below, the Company has entered into agreements with certain affiliates pursuant to which they provide services to the Company. Keith D. Hall and Peter McMillan III control and indirectly own Pacific Oak Holding Group, LLC (“Pacific Oak Holding”), the Company’s sponsor since November 1, 2019. Pacific Oak Holding is the sole owner of Pacific Oak Capital Advisors, LLC (“Pacific Oak Capital Advisors”), the Company’s advisor since November 1, 2019. Messrs. Hall and McMillan are also two of the Company’s executive officers and directors.
In addition, along with Charles J. Schreiber, Jr., Keith D. Hall and Peter McMillan III control and indirectly own KBS Holdings LLC (“KBS Holdings”), the Company’s sponsor prior to November 1, 2019. KBS Holdings is the sole owner of KBS Capital Advisors (“KBS Capital Advisors”), the Company’s advisor prior to November 1, 2019, and KBS Capital Markets Group LLC, the entity that acted as the dealer manager of the Company’s now-terminated primary initial public offering.
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
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three months ended March 31, 2020 and 2019, respectively, and any related amounts payable as of March 31, 2020 and December 31, 2019 (in thousands):

	Incurred		Payable as of
	2020	2019	March 31, 2020	December 31, 2019
Expensed
Asset management fees	$2,106	$1,891	$3,424	$1,498
Reimbursable operating expenses (1)	93	89	—	—
Disposition fees (2)	—	394	—	—
Capitalized
Acquisition fees on real estate equity securities	99	—	99	—
Acquisition fee on investment in unconsolidated entities	—	—	137	137
	$2,298	$2,374	$3,660	$1,635
_____________________

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2020
(unaudited)
(1) The relevant advisor may seek reimbursement for certain employee costs under the relevant advisory agreement. The Company has reimbursed the relevant advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $71,000 for the three months ended March 31, 2019 and were the only employee costs reimbursed under the advisory agreement during these periods. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company’s direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company.
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
On March 20, 2019, Pacific Oak Battery Point Holdings, LLC (“Pacific Oak BP”), a wholly owned subsidiary of Pacific Oak Capital Advisors, LLC, a real estate asset management company formed in 2019, and its family of companies (collectively, “Pacific Oak”), acquired all the common equity interests in BPT Holdings, LLC (“Battery Point Holdings”). Battery Point Holdings owns (a) the common stock in Battery Point, (b) all the service entities that provide advisory, servicing and property management services to Battery Point Holdings generally named “DayMark”, and (c) 40% of additional DayMark entities that purchase, renovate, lease and sell single-family residential homes to Battery Point. As owner of Battery Point Holdings, Pacific Oak is responsible for funding the ongoing operations of Battery Point Holdings and its subsidiaries. The affiliated DayMark service entities are paid annual asset management fees equal to 1.5% of the gross asset value of Battery Point, annual property management fees equal to 8% of tenants’ rents received by Battery Point, and acquisition fees of 1% of the gross purchase price of properties acquired. The affiliated DayMark service entities also receive fees from tenants upon execution of leases and a 1% commission from sellers of properties into the program, if it acts as the broker for the seller. During the year ended December 31, 2019, the Company purchased additional 430,000 shares of Battery Point Series A-3 Preferred Units for an aggregate amount of $10.8 million. As of March 31, 2020, the Company had 640,000 Battery Point Series A-3 Preferred Units.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2020
(unaudited)
Subordinated Performance Fee Due Upon Termination to KBS Capital Advisors
The Company and KBS Capital Advisors agreed to terminate their advisory agreement effective October 31, 2019. In connection with that agreement, the Company agreed to pay KBS Capital Advisors a subordinated performance fee due upon termination in the form of Restricted Stock, to be paid to KBS Capital Advisors upon the filing of its Annual Report on Form 10-K for the year ended December 31, 2019. The number of Restricted Stock to be awarded has been set at 3,411,737 shares and was issued on March 27, 2020. This termination payout value to KBS Capital Advisors (the “KBS Termination Fee Value”) was determined based on the Company’s performance from inception through September 30, 2018. In other words, it was based on the Company’s participation fee potential liability to KBS Capital Advisors calculated with respect to the November 12, 2018 estimated value per share. As a result, when the Company hired Pacific Oak Capital Advisors as the Company’s new advisor on November 1, 2019, the Company agreed to a participation fee that was based on the Company’s performance from September 30, 2018. The Restricted Stock vest on November 1, 2021. Within 60 days from vesting of the Restricted Stock, the Company will redeem 50% of the Restricted Stock, with the amount of the cash payment per share determined based on the then most recent net asset value of the shares (which shall not be more than six months old). The remaining vested Restricted Stock (the “Remaining Shares”) shall not be eligible for redemption under the Company’s share redemption program unless the Company has satisfied all outstanding redemption requests from other stockholders, provided that (a) this restriction may be waived in certain situations, such as upon a change of control of the Company and (b) notwithstanding the foregoing, within 60 days after November 1, 2024, the Company shall be required to redeem any Remaining Shares, separate and outside of any general stockholder share redemption program, at the then most recent net asset value per share (which shall not be more than six months old), provided that such outstanding shares are owned or controlled by Charles J. Schreiber, Jr. or the estate of Peter M. Bren, and provided further that pursuant to this clause (b) the Company will only be required to redeem that number Remaining Shares which, when added to any previously redeemed Remaining Shares owned or controlled by Charles J. Schreiber, Jr. or the estate of Peter M. Bren, does not exceed two-thirds of the total number of Remaining Shares.
The Company also agreed with KBS Capital Advisors and Pacific Oak Capital Advisors that with respect to any fiscal quarter that any matter related to the award of Restricted Stock results in a company expense that falls within the definition of Total Operating Expenses (as defined in the Company’s charter), if Total Operating Expenses for the four consecutive fiscal quarters then ended exceed the 2%/25% Guidelines (as defined in the Company’s charter), then the Company’s conflicts committee will determine an Excess Amount (as defined in the Company’s charter) is justified, based on unusual and non-recurring factors that it deems sufficient, in an amount sufficient (a) to allow the portion of Total Operating Expenses for the four consecutive fiscal quarters then ended comprised of the Restricted Stock expenses to be paid or incurred by the company without reimbursement by the Advisor (as defined in the Company’s charter) and (b) to allow any other portion of Total Operating Expenses for the four consecutive fiscal quarters then ended to be paid or incurred by the company without reimbursement by the Advisor, to the extent such portion alone (i.e., that portion of Total Operating Expenses exclusive of the Restricted Stock expenses) would not have exceeded the 2%/25% Guidelines.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2020
(unaudited)
11. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
As of March 31, 2020 and December 31, 2019, the Company’s investments in unconsolidated joint ventures were composed of the following (dollars in thousands):

	Number of Properties as of March 31, 2020			Investment Balance at
Joint Venture		Location	Ownership %	March 31, 2020	December 31, 2019
NIP Joint Venture	—	—	—	$—	$1,225
110 William Joint Venture	1	New York, New York	60.0%	—	—
353 Sacramento Joint Venture	1	San Francisco, California	55.0%	42,542	42,214
Battery Point Series A-3 Preferred Units	N/A	N/A	N/A	13,991	13,991
Pacific Oak Opportunity Zone Fund I	2	Various	N/A	21,077	20,846
				$77,610	$78,276
Investment in National Industrial Portfolio Joint Venture
On May 18, 2012, the Company, through an indirect wholly owned subsidiary, entered into a joint venture (the “NIP Joint Venture”) with OCM NIP JV Holdings, L.P. and HC KBS NIP JV, LLC (“HC-KBS”). The NIP Joint Venture has invested in a portfolio of industrial properties. The Company made an initial capital contribution of $8.0 million, which represents less than a 5.0% ownership interest in the NIP Joint Venture as of March 31, 2020.
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
During the three months ended March 31, 2020, the NIP Joint Venture sold the remaining properties. During the three months ended March 31, 2020, the Company received a distribution of $1.3 million related to its investment in the NIP Joint Venture and the Company recognized $0.1 million as income distribution and $1.2 million as a return of capital from the NIP Joint Venture. During the three months ended March 31, 2019, the Company did not receive a distribution related to its investment in the NIP Joint Venture.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2020
(unaudited)
As of March 31, 2020 and December 31, 2019, the book value of the Company’s investment in the 110 William Joint Venture was $0. During the three months ended March 31, 2019, the 110 William Joint Venture made a $7.8 million distribution to the Company and a $5.2 million distribution to the 110 William JV Partner funded with proceeds from the 110 William refinancing (discussed below). The distribution exceeded the book value of the Company’s investment in the 110 William Joint Venture, and the Company recorded the $7.8 million distribution as a gain included in equity in income of unconsolidated joint ventures during the three months ended March 31, 2019. This gain was recorded because the Company determined that the distribution is not refundable and it does not have an implicit or explicit commitment to fund the 110 William Joint Venture. During the three months ended March 31, 2019, the Company suspended the equity method of accounting and the Company will not record the Company's share of losses and will not record the Company's share of any subsequent income for the 110 William Joint Venture until the Company’s share of net income exceeds the gain recorded and the Company’s share of the net losses not recognized during the period the equity method was suspended. During the three months ended March 31, 2020, the Company did not record equity in income from the 110 William Joint venture.
Summarized financial information for the 110 William Joint Venture follows (in thousands):

	March 31, 2020	December 31, 2019
Assets:
Real estate assets, net of accumulated depreciation and amortization	$247,711	$242,430
Other assets	36,201	35,747
Total assets	$283,912	$278,177
Liabilities and equity:
Notes payable, net	$301,186	$292,221
Other liabilities	10,125	10,664
Partners’ deficit	(27,399)	(24,708)
Total liabilities and equity	$283,912	$278,177

	Three Months Ended March 31,
	2020	2019
Revenues	$7,982	$8,259
Expenses:
Operating, maintenance, and management	2,302	2,171
Real estate taxes and insurance	1,823	1,706
Depreciation and amortization	2,643	2,665
Interest expense	3,926	4,608
Total expenses	10,694	11,150
Total other income	22	33
Net loss	$(2,690)	$(2,858)
Company’s share of net loss (1)	$(1,614)	$(1,715)
_____________________
(1) During the three months ended March 31, 2019, the Company recorded $0.3 million of net losses in equity in income of unconsolidated joint ventures and suspended the recording of the Company’s remaining share of net losses.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2020
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
Summarized financial information for the 353 Sacramento Joint Venture follows (in thousands):

	March 31, 2020	December 31, 2019
Assets:
Real estate assets, net of accumulated depreciation and amortization	$183,446	$180,592
Other assets	17,073	21,822
Total assets	$200,519	$202,414
Liabilities and equity:
Notes payable, net	$115,353	$115,280
Other liabilities	8,694	11,193
Partners’ capital	76,472	75,941
Total liabilities and equity	$200,519	$202,414

	Three Months Ended March 31,
	2020	2019
Revenues	$4,887	$4,157
Expenses:
Operating, maintenance, and management	680	831
Real estate taxes and insurance	753	700
Depreciation and amortization	1,603	1,567
Interest expense	1,321	1,419
Total expenses	4,357	4,517
Net income (loss)	$530	$(360)
Company’s equity in income (loss) of unconsolidated joint venture	$328	$(163)

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2020
(unaudited)
Battery Point Series A-3 Preferred Units
Beginning October 28, 2016, the Company invested in Battery Point Series B Preferred Units and on March 20, 2019, the Company, through an indirect wholly owned subsidiary, entered into a redemption agreement for the Battery Point Series B Preferred Units. The redemption agreement resulted in the redemption of the Company’s entire investment of 13,000 Series B Preferred Units with a per-unit price of $1,000 with an aggregate outstanding principal balance of $13.0 million. The Company received a principal paydown of $7.7 million plus accrued interest and an exit fee.  In addition, the Company received 210,000 shares of Battery Point Series A-3 Preferred Units with a per-unit price of $25 with an aggregate face amount of $5.3 million. The Battery Point Series A-3 Preferred Units are entitled to a monthly dividend based on an annual rate of 7.5%. The annual dividend rate increases to 10% for the Battery Point Series A-3 Preferred Units not redeemed by February 28, 2020 and to 11% for the Battery Point Series A-3 Preferred Units not redeemed by February 28, 2021. On each monthly dividend payment date, Battery Point has the obligation to use 20% of the net proceeds of any and all future equity capital raising to redeem the Series A-3 Preferred Units. The Battery Point Series A-3 Preferred Units are redeemable at any time by Battery Point and holders of Series A-3 Preferred Shares may elect to redeem their units beginning on February 28, 2021, subject to Battery Point’s board of directors’ determination that the company has sufficient cash.
During the year ended December 31, 2019, the Company purchased additional 430,000 shares of Battery Point Series A-3 Preferred Units for an aggregate amount of $10.8 million.
The Company does not have a unilateral right to redeem the Battery Point Series A-3 Preferred Units on a stated redemption date, therefore the Company classified the Series A-3 Preferred Units as an equity investment without a readily determinable fair value.  In accordance with FASB ASC 321, Investments - Equity Securities, the Company may elect to measure an equity investment without a readily determinable value that does not qualify for the practical expedient to estimate fair value using the net asset value per share, at its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.  The Company elected to measure its investment in the Battery Point Series A-3 Preferred Units in accordance with the above accounting guidance and recorded its investment in the Battery Point Series A-3 Preferred Units as of March 31, 2020, at a carrying value of $14.0 million and with a total of 640,000 shares.  During the three months ended March 31, 2020, the Company received distributions of $0.3 million, which were recognized as dividend income from real estate equity securities.
Investment in Pacific Oak Opportunity Zone Fund I
During the year ended December 31, 2019, the Company acquired 91 Class A Units for $20.6 million in Pacific Oak Opportunity Zone Fund I. As of December 31, 2019, the book value of the Company’s investment in Pacific Oak Opportunity Zone Fund I was $20.8 million, which includes $0.2 million of acquisition fees. As of March 31, 2020, Pacific Oak Opportunity Zone Fund I consolidated two joint ventures with real estate under development. As of March 31, 2020, the Company has concluded that Pacific Oak Opportunity Zone Fund I qualifies as a Variable Interest Entity (“VIE”) because there is insufficient equity at risk to finance the entity’s activities and the entity is structured with non-substantive voting rights. The Company concluded it is not the primary beneficiary of this VIE since it does not have the power to direct the activities that most significantly impact the entity’s economic performance and will account for its investment under the equity method of accounting.
The Company’s maximum exposure to loss as a result of its involvement with this VIE is limited to the carrying value of the investment in Pacific Oak Opportunity Zone Fund I which totaled $21.1 million as of March 31, 2020.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2020
(unaudited)
12. SUPPLEMENTAL CASH FLOW AND SIGNIFICANT NONCASH TRANSACTION DISCLOSURES
Supplemental cash flow and significant noncash transaction disclosures were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Supplemental Disclosure of Cash Flow Information:
Interest paid, net of capitalized interest of $901 and $694 for the three months ended March 31, 2020 and 2019, respectively	$8,184	$9,127
Supplemental Disclosure of Significant Noncash Transactions:
Accrued improvements to real estate	2,699	5,108
Mortgage loan assumed by buyer in connection with sale of real estate	—	23,663
Redeemable common stock payable	623	7,742
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	262	286
Redemption of Series B Preferred Units in exchange for Series A-3 Preferred Units	—	2,992

13. REPORTING SEGMENTS
The Company recognizes two reporting segments for the three months ended March 31, 2020 and consists of strategic opportunistic properties and single-family homes. All corporate related costs are included in the strategic opportunistic properties segment to align with how financial information is presented to the chief operating decision maker. The selected financial information for the two reporting segments for the three months ended March 31, 2020 is as follows (in thousands):

	Three Months Ended March 31, 2020
	Strategic Opportunistic Properties	Single-Family Homes	Total
Total revenues	$21,752	$2,849	$24,601
Total expenses	(12,896)	(3,540)	(16,436)
Total other loss	(25,804)	—	(25,804)
Net loss	$(16,948)	$(691)	$(17,639)
Total assets related to the two reporting segments as of March 31, 2020 and December 31, 2019 are as follows (in thousands):

	March 31, 2020
	Strategic Opportunistic Properties	Single-Family Homes	Total
Total assets	$924,877	$118,042	$1,042,919

	December 31, 2019
	Strategic Opportunistic Properties	Single-Family Homes	Total
Total assets	$921,917	$119,325	$1,041,242

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2020
(unaudited)
14. PORT PREFERRED STOCK
A wholly owned subsidiary of the Company, Pacific Oak Residential Trust, Inc. (“PORT”), has authorized and issued preferred stock. The Company has elected to use the measurement method described under ASC 480-10-S99-3A, paragraph 15(b), resulting in the preferred stock being classified in mezzanine equity and measured based on the estimated future redemption value as of March 31, 2020.
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
The following is a reconciliation of PORT’s noncontrolling cumulative convertible redeemable preferred stock for the three months ended March 31, 2020:

	Series A Preferred Stock		Series B Preferred Stock
	Shares	Amounts	Shares	Amounts
Balance, December 31, 2019	15,000	$14,909	125	$99
Dividends Available Upon Redemption	—	365	—	—
Dividends Paid	—	(140)	—	—
Balance, March 31, 2020	15,000	$15,134	125	$99
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2020
(unaudited)
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Although there can be no assurance, the Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations as of March 31, 2020. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities.
COVID-19
During the first quarter of 2020 and subsequent periods, efforts to slow the spread of the COVID-19 virus have had a significant impact on the U.S. economy. The Company continues to follow the policies described in Note 2 to the Consolidated Financial Statements contained in our 2019 Annual Report on Form 10-K, including those related to impairments of real estate assets and investments in unconsolidated affiliates, collectability assessments on operating lease receivables. While the results of our current analyses did not result in any material adjustments to amounts as of and during the three months ended March 31, 2020, circumstances related to the COVID-19 pandemic may result in recording impairments, lease modifications and collectability assessments in future periods.
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
•All of our executive officers and some of our directors and other key real estate and debt finance professionals are also officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our former or current advisor, our dealer manager and other Pacific Oak-affiliated entities. As a result, they face conflicts of interest, including significant conflicts created by our former or current advisor’s compensation arrangements with us and other Pacific Oak-advised programs and investors and conflicts in allocating time among us and these other programs and investors. These conflicts could result in unanticipated actions. Fees paid to our former or current advisor in connection with transactions involving the origination, acquisition and management of our investments are based on the cost of the investment, not on the quality of the investment or services rendered to us. This arrangement could influence our former or current advisor to recommend riskier transactions to us.
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
•We have focused, and may continue to focus, our investments in non-performing real estate and real estate-related loans, real estate-related loans secured by non-stabilized assets and real estate-related securities, which involve more risk than investments in performing real estate and real estate-related assets
All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission (the “SEC”).

Overview
We were formed on October 8, 2008 as a Maryland corporation, elected to be taxed as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2010 and intend to operate in such manner. KBS Capital Advisors LLC (“KBS Capital Advisors”) was our advisor. On October 31, 2019, KBS Capital Advisors ceased to serve as our advisor or have any advisory responsibility to us immediately following the filing of our Quarterly Report on Form 10-Q for the period ending September 30, 2019 (filed on November 8, 2019) with the SEC. On November 1, 2019, we entered into a new advisory agreement with Pacific Oak Capital Advisors, LLC (“Pacific Oak Capital Advisors”). The new advisory agreement is effective as of November 1, 2019 through November 1, 2020; however the Company may terminate the advisory agreement without cause or penalty upon providing 30 days’ written notice and Pacific Oak Capital Advisors may terminate the advisory agreement without cause or penalty upon providing 90 days’ written notice. The terms of the advisory agreement are consistent with those of the advisory agreement that was previously in effect with the Advisor, except as described in Note 10.
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
On January 8, 2009, we filed a registration statement on Form S-11 with the SEC to offer a minimum of 250,000 shares and a maximum of 140,000,000 shares of common stock for sale to the public, of which 100,000,000 shares were registered in our primary offering and 40,000,000 shares were registered under our dividend reinvestment plan. We ceased offering shares of common stock in our primary offering on November 14, 2012. We sold 56,584,976 shares of common stock in the primary offering for gross offering proceeds of $561.7 million. We continue to offer shares of common stock under the dividend reinvestment plan. As of March 31, 2020, we had sold 6,851,969 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $76.5 million. Also as of March 31, 2020, we had redeemed 23,863,100 of the shares sold in our offering for $285.9 million. As of March 31, 2020, we had issued 25,976,746 shares of common stock in connection with special dividends. Additionally, on December 29, 2011 and October 23, 2012, we issued 220,994 shares and 55,249 shares of common stock, respectively, for $2.0 million and $0.5 million, respectively, in private transactions exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.
On March 2, 2016, Pacific Oak SOR (BVI) Holdings, Ltd. (“Pacific Oak SOR BVI”), our wholly owned subsidiary, filed a final prospectus with the Israel Securities Authority for a proposed offering of up to 1,000,000,000 Israeli new Shekels of Series A debentures (the “Debentures”) at an annual interest rate not to exceed 4.25%. On March 1, 2016, Pacific Oak SOR BVI commenced the institutional tender of the Debentures and accepted application for 842.5 million Israeli new Shekels. On March 7, 2016, Pacific Oak SOR BVI commenced the public tender of the Debentures and accepted 127.7 million Israeli new Shekels.  In the aggregate, Pacific Oak SOR BVI accepted 970.2 million Israeli new Shekels (approximately $249.2 million as of March 8, 2016) in both the institutional and public tenders at an annual interest rate of 4.25%.  Pacific Oak SOR BVI issued the Debentures on March 8, 2016. The terms of the Debentures require five equal principal installment payments annually on March 1st of each year from 2019 to 2023.

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
On February 16, 2020, Pacific Oak SOR BVI issued 254.1 million Israeli new Shekels (approximately $74.1 million as of February 16, 2020) of Series B debentures (the “Series B Debentures”) to Israeli investors pursuant to a public offering registered with the Israel Securities Authority. The Series B Debentures will bear interest at the rate of 3.93% per year. The Series B Debentures have principal installment payments equal to 33.33% of the face amount of the Series B Debentures on January 31st of each year from 2024 to 2026.
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
As of March 31, 2020, we consolidated six office properties, one office portfolio consisting of four office buildings and 14 acres of undeveloped land, one apartment property and three investments in undeveloped land with approximately 1,000 developable acres, one residential home portfolio consisting of 993 single-family homes and owned five investments in unconsolidated joint ventures and three investments in real estate equity securities.

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
Our principal demand for funds during the short and long-term is and will be for the acquisition of real estate and real estate-related investments, payment of operating expenses, capital expenditures and general and administrative expenses, payments under debt obligations, redemptions and purchases of our common stock and payments of distributions to stockholders. While we expect to have sufficient liquidity to meet our obligations for the foreseeable future, the COVID-19 pandemic and associated responses could adversely impact our future cash flows and financial condition. To date, we have had six primary sources of capital for meeting our cash requirements:
•Proceeds from the primary portion of our initial public offering;
•Proceeds from our dividend reinvestment plan;
•Proceeds from our public bond offering in Israel;
•Debt financing;
•Proceeds from the sale of real estate and the repayment of real estate-related investments; and
•Cash flow generated by our real estate and real estate-related investments.
We sold 56,584,976 shares of common stock in the primary portion of our initial public offering for gross offering proceeds of $561.7 million. We ceased offering shares in the primary portion of our initial public offering on November 14, 2012. We continue to offer shares of common stock under the dividend reinvestment plan. As of March 31, 2020, we had sold 6,851,969 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $76.5 million. To date, we have invested all of the net proceeds from our initial public offering in real estate and real estate-related investments. We intend to use our cash on hand, proceeds from asset sales, proceeds from debt financing, cash flow generated by our real estate operations and real estate-related investments and proceeds from our dividend reinvestment plan as our primary sources of immediate and long-term liquidity.
Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures and corporate general and administrative expenses.  Cash flow from operations from our real estate investments is primarily dependent upon the occupancy levels of our properties, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures.  As of March 31, 2020, our office properties were collectively 81% occupied, our residential home portfolio was 92% occupied and our apartment property was 88% occupied. During April 2020, we collected 92% of total charged rent for the month.
Investments in real estate equity securities generate cash flow in the form of dividend income, which is reduced by asset management fees. As of March 31, 2020, we had three investments in real estate equity securities outstanding with a total carrying value of $64.0 million.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee of our board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expense reimbursements for the four fiscal quarters ended March 31, 2020 exceeded the charter imposed limitation; however, the conflicts committee determined that the relationship of our operating expenses to our average invested assets was justified given that we chose to terminate our advisory agreement with our prior external advisor and were contractually obligated to pay them a performance fee due upon termination.
For the three months ended March 31, 2020, our cash needs for capital expenditures, redemptions of common stock and debt servicing were met with proceeds from dispositions of real estate, real estate equity securities and undeveloped land, proceeds from debt financing, proceeds from our dividend reinvestment plan and cash on hand. Operating cash needs during the same period were met through cash flow generated by our real estate and real estate-related investments and cash on hand. As of March 31, 2020, we had outstanding debt obligations in the aggregate principal amount of $704.2 million, with a weighted-average remaining term of 2.3 years. As of March 31, 2020, we had a total of $180.6 million of debt obligations scheduled to mature within 12 months of that date. We plan to exercise our extension options available under our loan agreements or pay down or refinance the related notes payable prior to their maturity dates.

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
Cash Flows from Operating Activities
As of March 31, 2020, we consolidated six office properties, one office portfolio consisting of four office buildings and 14 acres of undeveloped land, one apartment property, one residential home portfolio consisting of 993 single-family homes and three investments in undeveloped land with approximately 1,000 developable acres and owned five investments in unconsolidated joint ventures and three investments in real estate equity securities. During the three months ended March 31, 2020, net cash used in operating activities was $1.5 million. We expect that our cash flows from operating activities will increase in future periods as a result of leasing additional space that is currently unoccupied and anticipated future acquisitions of real estate and real estate-related investments. However, our cash flows from operating activities may decrease to the extent that we dispose of additional assets.
Cash Flows from Investing Activities
Net cash used in investing activities was $15.7 million for the three months ended March 31, 2020 and primarily consisted of the following:
•Investment in real estate equity securities of $16.8 million;
•Proceeds from the sale of real estate equity securities of $7.8 million;
•Improvements to real estate of $7.8 million; and
•Distribution of capital from unconsolidated joint ventures of $1.2 million.
Cash Flows from Financing Activities
Net cash provided by financing activities was $29.8 million for the three months ended March 31, 2020 and consisted primarily of the following:
•$30.8 million of net cash provided by debt and other financings as a result of proceeds from notes payable of $89.9 million, partially offset by principal payments on notes and bonds payable of $56.8 million and payments of deferred financing costs of $2.3 million;
•$0.5 million of cash used for redemptions of common stock; and
•$0.3 million of net cash distributions to stockholders, after giving effect to distributions reinvested by stockholders of $0.3 million.
In order to execute our investment strategy, we utilize secured debt and we may, to the extent available, utilize unsecured debt, to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinancing and interest risks, are properly balanced with the benefit of using leverage. There is no limitation on the amount we may borrow for any single investment. Our charter limits our total liabilities such that our total liabilities may not exceed 75% of the cost of our tangible assets; however, we may exceed that limit if a majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our common stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of March 31, 2020, our borrowings and other liabilities were both approximately 70% of the cost (before depreciation and other noncash reserves) and the book value (before depreciation) of our tangible assets.
In March 2016, we, through a wholly-owned subsidiary, issued 970.2 million Israeli new Shekels (approximately $249.2 million as of March 8, 2016) in 4.25% bonds to investors in Israel pursuant to a public offering registered in Israel. The bonds have a seven year term, with principal payable in five equal annual installments from 2019 to 2023.
February 16, 2020, Pacific Oak SOR BVI issued 254.1 million Israeli new Shekels (approximately $74.1 million as of February 16, 2020) of Series B debentures to Israeli investors pursuant to a public offering registered with the Israel Securities Authority. The Series B Debentures will bear interest at the rate of 3.93% per year. The Series B Debentures have principal installment payments equal to 33.33% of the face amount of the Series B Debentures on January 31st of each year from 2024 to 2026.

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

Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of March 31, 2020 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2020	2021-2022	2023-2024	Thereafter
Outstanding debt obligations (1)	$704,567	$31,772	$419,520	$138,771	$114,504
Interest payments on outstanding debt obligations (2)	62,148	17,885	26,612	12,020	5,631
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts, maturity dates, foreign currency rates and interest rates in effect at March 31, 2020. We incurred interest expense of $6.8 million, excluding amortization of deferred financing costs of $0.9 million and including interest capitalized of $0.9 million, for the three months ended March 31, 2020.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Results of Operations
Overview
As of March 31, 2019, we consolidated six office properties, one office portfolio consisting of four office buildings and 14 acres of undeveloped land, one retail property, one apartment property and three investments in undeveloped land with approximately 1,000 developable acres and owned four investments in unconsolidated joint ventures and three investments in real estate equity securities. As of March 31, 2020, we consolidated six office properties, one office portfolio consisting of four office buildings and 14 acres of undeveloped land, one apartment property and three investments in undeveloped land with approximately 1,000 developable acres, one residential home portfolio consisting of 993 single-family homes and owned five investments in unconsolidated joint ventures and three investments in real estate equity securities. Our results of operations for the three months ended March 31, 2020 may not be indicative of those in future periods due to acquisition and disposition activities and COVID-19 related impacts. Additionally, the occupancy in our properties has not been stabilized. As of March 31, 2020, our office properties were collectively 81% occupied, our residential home portfolio was 92% occupied and our apartment property was 88% occupied. However, due to the amount of near-term lease expirations, we do not put significant emphasis on quarterly changes in occupancy (positive or negative) in the short run. Our underwriting and valuations are generally more sensitive to “terminal values” that may be realized upon the disposition of the assets in the portfolio and less sensitive to ongoing cash flows generated by the portfolio in the years leading up to an eventual sale. There are no guarantees that occupancies of our assets will increase, or that we will recognize a gain on the sale of our assets. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of leasing additional space and acquiring additional assets but decrease due to disposition activity.
Comparison of the three months ended March 31, 2020 versus the three months ended March 31, 2019
The following table provides summary information about our results of operations for the three months ended March 31, 2020 and 2019 (dollar amounts in thousands):

	Three Months Ended March 31,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions/ Dispositions (1)	$ Change Due to Investments Held Throughout Both Periods (2)
	2020	2019
Rental income	$22,151	$18,373	$3,778	21%	$1,907	$1,871
Other operating income	971	1,393	(422)	(30)%	(236)	(186)
Interest income from real estate debt securities	—	369	(369)	(100)%	(369)	—
Dividend income from real estate equity securities	1,479	1,776	(297)	(17)%	(297)	—
Operating, maintenance, and management costs	7,572	6,271	1,301	21%	742	559
Real estate taxes and insurance	3,428	2,977	451	15%	374	77
Asset management fees to affiliate	2,106	1,891	215	11%	146	69
General and administrative expenses	2,546	1,533	1,013	66%	n/a	n/a
Foreign currency transaction (gain) loss, net	(14,996)	2,816	(17,812)	(633)%	n/a	n/a
Depreciation and amortization	8,984	7,681	1,303	17%	848	455
Interest expense	6,796	7,168	(372)	(5)%	231	(603)
Equity in income of unconsolidated joint ventures, net	328	7,312	(6,984)	(96)%	—	(6,984)
Other interest income	270	690	(420)	(61)%	n/a	n/a
(Loss) gain on real estate equity securities	(26,454)	11,165	(37,619)	(337)%	n/a	n/a
Gain on sale of real estate	—	7,575	(7,575)	(100)%	(7,575)	—
Loss on extinguishment of debt	—	(856)	856	(100)%	856	—
_____________________
(1) Represents the dollar amount increase (decrease) for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 related to real estate and real estate-related investments acquired or disposed on or after January 1, 2019.
(2) Represents the dollar amount increase (decrease) for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 with respect to real estate and real estate-related investments owned by us during the entirety of both periods presented.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Rental income increased from $18.4 million for the three months ended March 31, 2019 to $22.2 million for the three months ended March 31, 2020, primarily as a result of properties acquired in 2019 and an overall increase in rental rates and occupancy for properties held throughout both periods. The occupancy of our office properties, held throughout both periods increased from 72% as of March 31, 2019 to 79% as of March 31, 2020. Annualized base rent per square foot decreased from $24.42 as of March 31, 2019 to $24.14 as of March 31, 2020 related to properties (excluding apartments) held throughout both periods. We expect rental income to increase in future periods as a result of leasing additional space and to the extent we acquire additional properties, but to decrease to the extent we dispose of properties.
Other operating income decreased from $1.4 million for the three months ended March 31, 2019 to $1.0 million for the three months ended March 31, 2020, primarily due to the sale of real estate assets subsequent to March 31, 2019. We expect other operating income to increase in future periods as a result of leasing additional space, increases in parking income as we stabilize properties and to the extent we acquire additional properties, but to decrease to the extent we dispose of properties.
Interest income from real estate debt securities was $0.4 million for the three months ended March 31, 2019 and was redeemed on March 20, 2019.
Dividend income from real estate equity securities decreased from $1.8 million for the three months ended March 31, 2019 to $1.5 million for the three months ended March 31, 2020, primarily as a result of the sale of real estate equity securities subsequent to March 31, 2019, partially offset by dividend income from real estate equity securities acquired in 2020. We expect dividend income from real estate equity securities to vary in future periods as a result of the timing of dividends declared and investment activity.
Property operating costs increased from $6.3 million for the three months ended March 31, 2019 to $7.6 million for the three months ended March 31, 2020 and real estate taxes and insurance increased from $3.0 million for the three months ended March 31, 2019 to $3.4 million for the three months ended March 31, 2020, primarily as a result of properties acquired in 2019 and partially offset with properties disposed in 2019. We expect property operating costs and real estate taxes and insurance to increase in future periods to the extent we acquire additional properties, increasing occupancy of our real estate assets and general inflation, but to decrease to the extent we dispose of properties.
Asset management fees increased from $1.9 million for the three months ended March 31, 2019 to $2.1 million for the three months ended March 31, 2020, primarily as a result of properties acquired in 2019, partially offset by properties disposed in 2019. We expect asset management fees to increase in future periods to the extent we acquire additional properties, but to decrease to the extent we dispose of properties.
General and administrative expenses increased from $1.5 million for the three months ended March 31, 2019 to $2.6 million for the three months ended March 31, 2020, primarily due to increased legal and advisory expenses of $1.1 million related to the proposed merger with Pacific Ok Strategic Opportunity REIT II. We expect general and administrative expenses to fluctuate in future periods based on investment and disposition activity as well as costs incurred to evaluate strategic transactions.
We recognized a $15.0 million foreign currency transaction gain, net for the three months ended March 31, 2020 and $2.8 million of foreign currency transaction loss, net, for the three months ended March 31, 2019, related to the debentures in Israel. These debentures are denominated in Israeli new Shekels and we expect to recognize foreign transaction gains and losses based on changes in foreign currency exchange rates, but expect our exposure to be limited to the extent that we have entered into foreign currency options and foreign currency collars. As of March 31, 2020, we had entered into two foreign currency collars to hedge against a change in the exchange rate of the Israeli new Shekel versus the U.S. Dollar. The foreign currency collars expire in September 2020 and have an aggregate Israeli new Shekels notional amount of 798.0 million. During the three months ended March 31, 2020, we recognized a $6.0 million gain related to the foreign currency collars and a $9.0 million foreign currency transaction gain. During the three months ended March 31, 2019, we recognized a $3.0 million gain related to the foreign currency collar, which is shown net against $5.8 million of foreign currency transaction loss in the accompanying consolidated statements of operations as foreign currency transaction loss, net.
Depreciation and amortization increased from $7.7 million for the three months ended March 31, 2019 to $9.0 million for the three months ended March 31, 2020, primarily as a result of properties acquired in 2019 and capital expenditures. We expect depreciation and amortization to increase in future periods as a result of owning the property acquired during 2019 for an entire period and to the extent we acquire additional properties, but to decrease as a result of amortization of tenant origination costs related to lease expirations and disposition of properties.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Interest expense decreased from $7.2 million for the three months ended March 31, 2019 to $6.8 million for the three months ended March 31, 2020, primarily as a result of the paydown of debt on properties disposed in 2019 and the March 1, 2019 and 2020 Debentures principal installment payments of 194.0 million Israeli new Shekels (approximately $53.6 million as of March 1, 2019 and $56.6 million as of March 1, 2020) and decreased one-month LIBOR rates during the three months ended March 31, 2020, partially offset by increased borrowings related to properties acquired in 2019, issuance of Israel Series B debentures of 254.1 million Israeli new Shekels on February 16, 2020 (approximately $74.1 million as of February 16, 2020). Excluded from interest expense was $0.7 million of interest capitalized to our investments in undeveloped land during both of the three months ended March 31, 2020 and 2019. Our interest expense in future periods will vary based on interest rate fluctuations, the amount of interest capitalized and our level of future borrowings, which will depend on the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives and will decrease to the extent we dispose of properties and paydown debt, including annual principal installment payments on the Debentures.
During the three months ended March 31, 2020, we received a distribution of $1.3 million related to our investment in the NIP Joint Venture. We recognized $0.1 million as income distribution and $1.2 million as a return of capital from the NIP Joint Venture. During the three months ended March 31, 2019, we did not receive any distributions related to our investment in the NIP Joint Venture.
Equity in income of unconsolidated joint ventures decreased from income of $7.3 million for the three months ended March 31, 2019 to income of $0.3 million for the three months ended March 31, 2020, primarily as a result of the 110 William Joint Venture not recording any equity in loss for the three months ended March 31, 2020. We ceased to record the 110 William Joint Venture under the equity method of accounting due to distributions received during the three months ended March 31, 2019 exceeding our investment balance.
Other interest income decreased from $0.7 million for the three months ended March 31, 2019 to $0.3 million for the three months ended March 31, 2020, primarily as a result of decreased dividends from money market mutual funds due to our decreased investment balance in these funds.
Gain on real estate equity securities was $11.2 million for the three months ended March 31, 2019. Loss on real estate equity securities was $26.5 million for the three months ended March 31, 2020. We expect gains and losses on real estate equity securities to fluctuate in future periods as a result of changes in share prices of our investments in real estate equity securities.
During the three months ended March 31, 2019, we sold one apartment property that resulted in a gain on sale of $7.6 million. There were no dispositions during the three months ended March 31, 2020.
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
Although MFFO includes other adjustments, the exclusion of straight-line rent, the amortization of above- and below-market leases, mark to market foreign currency transaction adjustments and extinguishment of debt are the most significant adjustments for the periods presented.  We have excluded these items based on the following economic considerations:
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
Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculations of MFFO and Adjusted MFFO, for the three months ended March 31, 2020 and 2019 (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended March 31,
	2020	2019
Net (loss) income attributable to common stockholders	$(17,972)	$16,781
Depreciation of real estate assets	5,610	4,424
Amortization of lease-related costs	3,374	3,257
Gain on sale of real estate (1)	—	(7,575)
Loss (gain) on real estate equity securities	26,454	(11,165)
Adjustments for noncontrolling interests - consolidated entities (2)	(73)	704
Adjustments for investments in unconsolidated entities (3)	853	(6,729)
FFO attributable to common stockholders	18,246	(303)
Straight-line rent and amortization of above- and below-market leases	(1,204)	(1,522)
Accretion of interest income on real estate debt securities	—	(13)
Amortization of net premium/discount on bond and notes payable	(25)	(20)
Loss on extinguishment of debt	—	856
Unrealized (gain) loss on interest rate caps	(14)	30
Mark-to-market foreign currency transaction (gain) loss, net	(14,996)	2,816
Adjustments for noncontrolling interests - consolidated entities (2)	12	2
Adjustments for investments in unconsolidated entities (3)	(812)	(1,617)
MFFO attributable to common stockholders	1,207	229
Other capitalized operating expenses (4)	(1,012)	(764)
Adjusted MFFO attributable to common stockholders	$195	$(535)
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
(4) Reflects real estate taxes, property insurance and financing costs that are capitalized with respect to certain of our investments in undeveloped land and unconsolidated entity.  During the periods in which we are incurring costs necessary to bring these investments to their intended use, certain normal recurring operating costs are capitalized in accordance with GAAP and not reflected in our net (loss) income, FFO and MFFO.
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

Distributions
Distributions declared, distributions paid and cash flows provided by operations were as follows for the first quarter of 2020 (in thousands, except per share amounts):

	Distribution Declared	Distributions Declared Per Share	Distributions Paid (1)			Cash Flows Used In Operations
Period			Cash	Reinvested	Total
First Quarter 2020	$596	$0.0086	$305	$262	$567	$(1,520)
On January 23, 2020, our board of directors authorized a distribution in the amount of $0.00860000 per share of common stock to stockholders of record as of the close of business on January 29, 2020. We paid this distribution on January 29, 2020 and this was the only distribution declared during the first quarter of 2020.
For the three months ended March 31, 2020, we paid aggregate distributions of $0.6 million, including $0.3 million of distributions paid in cash and $0.3 million of distributions reinvested through our dividend reinvestment plan. Our net loss attributable to common stockholders for the three months ended March 31, 2020 was $18.0 million and our cash flows used in operations were $1.5 million. Our cumulative distributions paid and net income attributable to common stockholders from inception through March 31, 2020 were $195.4 million and $151.4 million, respectively. We have funded our cumulative distributions paid, which includes net cash distributions and distributions reinvested by stockholders, with proceeds from debt financing of $18.7 million, proceeds from the dispositions of property of $83.4 million and cash provided by operations of $93.3 million. To the extent that we pay distributions from sources other than our cash flow from operations or gains from asset sales, we will have fewer funds available for investment in real estate-related loans, opportunistic real estate, real estate-related debt securities and other real estate-related investments, the overall return to our stockholders may be reduced and subsequent investors may experience dilution.

Critical Accounting Policies
Our consolidated interim financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. These judgments will affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC. There have been no significant changes to our policies during 2020.

Subsequent Events
We evaluate subsequent events up until the date the consolidated financial statements are issued.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to the effects of interest rate changes as a result of borrowings used to maintain liquidity, fund distributions and to fund the refinancing of our real estate investment portfolio and operations. We may also be exposed to the effects of changes in interest rates as a result of the acquisition and origination of mortgage, mezzanine, bridge and other loans and the acquisition of real estate securities. We are also exposed to the effects of foreign currency changes in Israel with respect to the 4.25% and 3.93% bonds issued to investors in Israel in March 2016 and February 2020, respectively. Our profitability and the value of our investment portfolio may be adversely affected during any period as a result of interest rate changes and foreign currency changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs. We may manage interest rate risk by maintaining a ratio of fixed rate, long-term debt such that floating rate exposure is kept at an acceptable level. In addition, we may utilize a variety of financial instruments, including interest rate caps, floors, and swap agreements, in order to limit the effects of changes in interest rates on our operations. In order to limit the effects of changes in foreign currency on our operations, we may utilize a variety of foreign currency hedging strategies such as cross currency swaps, forward contracts, puts or calls. When we use these types of derivatives to hedge the risk of interest-earning assets or interest-bearing liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the funds available for payments to holders of our common stock and the risk that the losses may exceed the amount we invested in the instruments. Additionally, certain of these strategies may cause us to fund a margin account periodically to offset changes in foreign currency rates which may also reduce the funds available for payments to holders of our common stock.
As of March 31, 2020, we had entered into two foreign currency collars to hedge against a change in the exchange rate of the Israeli new Shekel versus the U.S. Dollar. The foreign currency collars both expire in September 2020 and has Israeli new Shekels notional amounts of 380.0 million and 418.0 million. The 380.0 million foreign currency collar consists of a purchased call option to buy Israeli new Shekels at 3.70 and a sold put option to sell the Israeli new Shekels at 3.82. The foreign currency collar is intended to permit us to exchange, on the settlement date of the collar, 380.0 million Israeli new Shekels for an amount ranging from $99.5 million to $102.7 million. The 418.0 million foreign currency collar consists of a purchased call option to buy Israeli new Shekels at 3.5875 and a sold put option to sell the Israeli new Shekels at 3.725. The foreign currency collar is intended to permit us to exchange, on the settlement date of the collar, 418.0 million Israeli new Shekels for an amount ranging from $112.2 million to $116.5 million.
As of March 31, 2020, we held 37.8 million Israeli new Shekels and 20.0 million Israeli new Shekels in cash and restricted cash, respectively. In addition, as of March 31, 2020, we had bonds outstanding and the related interest payable in the amounts of 836.2 million Israeli new Shekels and 3.4 million Israeli new Shekels, respectively. Foreign currency exchange rate risk is the possibility that our financial results could be better or worse than planned because of changes in foreign currency exchange rates. Based solely on the remeasurement for the three months ended March 31, 2020, if foreign currency exchange rates were to increase or decrease by 10%, our net income would increase or decrease by approximately $20.0 million and $24.5 million, respectively, for the same period. The foreign currency transaction income or loss as a result of the change in foreign currency exchange rates does not take into account any gains or losses on our foreign currency collar as a result of such change, which would reduce our foreign currency exposure.
We borrow funds at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of March 31, 2020, the fair value of our Pacific Oak SOR (BVI) Holdings, Ltd. Series A and Series B Debentures was $147.2 million and $60.5 million, respectively, and the outstanding principal balance was $164.1 million and $71.6 million, respectively. As of March 31, 2020, excluding the Pacific Oak SOR (BVI) Holdings, Ltd. Series A and Series B Debentures, the fair value of our fixed rate debt was $69.4 million and the outstanding principal balance of our fixed rate debt was $67.9 million. The fair value estimate of our Pacific Oak SOR (BVI) Holdings, Ltd. Series A and Series B Debentures were calculated using the quoted bond price as of March 31, 2020 on the Tel Aviv Stock Exchange of 90.07 and 85 Israeli new Shekels, respectively. The fair value estimate of our fixed rate debt was calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of March 31, 2020. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting changes in fair value of our fixed rate instruments, would have a significant impact on our operations.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 3.  Quantitative and Qualitative Disclosures about Market Risk (continued)

Conversely, movements in interest rates on variable rate debt would change our future earnings and cash flows, but would not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. As of March 31, 2020, we had entered into three separate interest rate caps with an aggregate notional of $175.6 million which effectively limits our exposure to increases in one-month LIBOR above certain thresholds. Based on interest rates as of March 31, 2020, if interest rates were 100 basis points higher or lower during the 12 months ending March 31, 2021, interest expense on our variable rate debt would increase or decrease by $4.0 million.
The weighted-average interest rates of our fixed rate debt and variable rate debt as of March 31, 2020 were 4.3% and 2.8%, respectively. The interest rate and weighted-average interest rate represent the actual interest rate in effect as of March 31, 2020 (consisting of the contractual interest rate and the effect of contractual floor rates, if applicable), using interest rate indices as of March 31, 2020 where applicable.
We are exposed to financial market risk with respect to our real estate equity securities. Financial market risk is the risk that we will incur economic losses due to adverse changes in our real estate equity security prices. Our exposure to changes in real estate equity security prices is a result of our investment in these types of securities. Market prices are subject to fluctuation and, therefore, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market prices of a real estate equity security may result from any number of factors, including perceived changes in the underlying fundamental characteristics of the issuer, the relative price of alternative investments, interest rates, default rates and general market conditions. In addition, amounts realized in the sale of a particular security may be affected by the relative quantity of the real estate equity security being sold. We do not currently engage in derivative or other hedging transactions to manage our real estate equity security price risk. As of March 31, 2020, we owned real estate equity securities with a book value of $64.0 million. Based solely on the prices of real estate equity securities as of March 31, 2020, if prices were to increase or decrease by 10%, our net income would increase or decrease by approximately $6.4 million.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
None.

Item 1A. Risk Factors
COVID-19 Pandemic
The current outbreak of the novel coronavirus, or COVID-19, has caused severe disruptions in the U.S. and global economy and will likely have a negative impact on our business and operations. This impact could be adverse to the extent the current COVID-19 outbreak, or future pandemics, cause tenants to be unable to pay their rent or reduce the demand for commercial real estate, or cause other impacts described below.
The outbreak of COVID-19 in many countries, including the United States, continues to adversely impact global economic activity and has contributed to significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and, as cases of the virus have continued to be identified in additional countries, many countries, including the United States, have reacted by instituting quarantines and restrictions on travel.
Nearly all U.S. cities and states, including cities and states where our properties are located, have also reacted by instituting quarantines, restrictions on travel, “shelter in place” rules, restrictions on types of business that may continue to operate, and/or restrictions on types of construction projects that may continue. There can be no assurances as to the length of time these restrictions will remain in place. The COVID-19 outbreak has had, and future pandemics could have, a significant adverse impact on economic and market conditions of economies around the world, including the United States, and has triggered a period of global economic slowdown.
The effects of COVID-19 or another pandemic could negatively affect us and/or our tenants due to, among other factors:
•the unavailability of personnel, including executive officers and other leaders that are part of the management team and the inability to recruit, attract and retain skilled personnel-to the extent management or personnel are impacted in significant numbers by the outbreak of pandemic or epidemic disease and are not available or allowed to conduct work—business and operating results may be negatively impacted;
•difficulty accessing debt and equity capital on attractive terms, or at all—a severe disruption and instability in the global financial markets or deterioration in credit and financing conditions may affect our and our tenants’ ability to access capital necessary to fund business operations or replace or renew maturing liabilities on a timely basis, and may negatively affect the valuation of financial assets and liabilities, any of which could affect our ability to meet liquidity and capital expenditure requirements or have a negative effect on our business, financial condition, results of operations and cash flows;
•an inability to operate in affected areas, or delays in the supply of products or services from the vendors that are needed to operate effectively;
•tenants’ inability to pay rent on their leases or our inability to re-lease space that is or becomes vacant, which inability, if extreme, could cause us to: (i) no longer be able to pay distributions at our current rates or at all in order to preserve liquidity and (ii) be unable to meet our debt obligations to lenders, which could cause us to lose title to the properties securing such debt, trigger cross-default provisions, or could cause us to be unable to meet debt covenants, which could cause us to have to sell properties or refinance debt on unattractive terms; and
•our inability to deploy capital due to slower transaction volume which may be dilutive to shareholders.

PART II. OTHER INFORMATION (CONTINUED)
Item 1A. Risk Factors (continued)
Because our property investments are located in the United States, COVID-19 has begun and will continue to impact our properties and operating results given its continued spread within the United States reduces occupancy, increases the cost of operation, results in limited hours or necessitates the closure of such properties. In addition, quarantines, states of emergencies and other measures taken to curb the spread of COVID-19 may negatively impact the ability of such properties to continue to obtain necessary goods and services or provide adequate staffing, which may also adversely affect our properties and operating results.
Customers and potential customers of the properties we own, operate in industries that are being negatively affected by the disruption to business caused by this global outbreak. Tenants or operators have been, and may in the future be, required to suspend operations at our properties for what could be an extended period of time. Certain of our office properties have been negatively impacted by similar impacts on our tenants’ businesses. Our multifamily properties have been impacted by declining household incomes and wealth, which may result in delinquencies or vacancies. A number of our customers have requested rent concessions and more customers may request rent concessions or may not pay rent in the future. This could lead to increased customer delinquencies and/or defaults under leases, a lower demand for rentable space leading to increased concessions or lower occupancy, and/or tenant improvement expenditures, or reduced rental rates to maintain occupancies. Our operations could be negatively affected if the economic downturn is prolonged, which could also affect our operating results, ability to pay distributions, ability to repay or refinance debt, and the value of shares.
The rapid development and fluidity of this situation precludes any prediction as to the ultimate impact of COVID-19. The full extent of the impact and effects of COVID-19 on our future financial performance, as a whole, and, specifically on our real estate property holdings, are uncertain at this time. The impact will depend on future developments, including, among other factors, the duration and spread of the outbreak, along with related travel advisories and restrictions, the recovery time of the disrupted supply chains, the consequential staff shortages, and production delays, and the uncertainty with respect to the duration of the global economic slowdown. COVID-19 and the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our performance, financial condition, results of operations, cash flows, and value of shares. As a result of COVID-19, we have experienced and continue to experience a negative impact on our liquidity, and could experience additional material impacts including, but not limited to, asset impairment charges. We anticipate this will have a material impact on our business, results of operations and cash flows in 2020.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds
a)The issuance of 3,411,737 shares of Restricted Stock to KBS on March 27, 2020 was unregistered and exempt from the registration provisions of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2). The shares of Restricted Stock were issued as part of a negotiated payment of a subordinated performance fee due upon termination due to KBS, rather than for cash consideration
b)Not applicable.
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

PART II. OTHER INFORMATION (CONTINUED)
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds (Continued)
During the three months ended March 31, 2020, we fulfilled redemption requests eligible for redemption under our share redemption program and received in good order and funded redemptions under our share redemption program with the net proceeds from our dividend reinvestment plan and cash on hand. We redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed	Average Price Paid Per Share (1)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2020	44,025	$10.63	(2)
February 2020	—	$—	(2)
March 2020	—	$—	(2)
Total	44,025
_____________________
(1) On December 17, 2019, our board of directors approved an estimated value per share of our common stock of $10.63. The change in the redemption price became effective for the December 2019 redemption date and is effective until the estimated value per share is updated. We expect to update our estimated value per share no later than December 2020.
(2) We limit the dollar value of shares that may be redeemed under the program as described above. During the three months ended March 31, 2020, we redeemed $0.5 million of common stock under the program, which represented all redemption requests received in good order and eligible for redemption through the March 2020 redemption date, except for the $57.0 million of shares in connection with redemption requests not made upon a stockholder’s death, “qualifying disability” or “determination of incompetence,” which redemption requests will be fulfilled subject to the limitations described above. Based on the Eleventh SRP, we have $0.4 million available for redemptions in the remainder of 2020, including shares that are redeemed in connection with a stockholders’ death, “qualifying disability” or “determination of incompetence,” subject to the limitations described above.

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

10.2	Restricted Stock Agreement among the Company, KBS Capital Advisors LLC and Pacific Oak Capital Advisors, LLC

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Eleventh Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed December 7, 2018

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.

Date:	May 21, 2020	By:	/S/ KEITH D. HALL
Keith D. Hall
Chief Executive Officer and Director
(principal executive officer)

Date:	May 21, 2020	By:	/S/ MICHAEL A. BENDER
Michael A. Bender
Chief Financial Officer
(principal financial officer)