Form 10-Q/A
period 2020-03-31
Pacific Oak Strategic Opportunity REIT, Inc.
filed 2020-05-28
CIK 1452936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

 FORM 10-Q/A
(Amendment No. 1)
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

EXPLANATORY NOTE
Pacific Oak Strategic Opportunity REIT, Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment”) on Form 10-Q/A to amend the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, originally filed with the Securities and Exchange Commission (the “SEC”) on May 22, 2020 (the “Quarterly Report”), to disclose that it was relying on the conditional filing relief provided under the SEC’s Order, as amended (Release No. 34-88465) under Section 36 of the Securities Exchange Act of 1934, as amended, to delay the filing of such Quarterly Report due to circumstances related to the novel coronavirus (COVID-19) pandemic. The impacts of the COVID-19 pandemic have interrupted the Company’s business and operations, and management time and effort have been diverted to address the health and safety needs of its tenants and properties. In addition, a significant amount of the accounting, finance and management team’s attention has been focused on analyzing and addressing the impact on the Company’s operations. These factors prevented the Company from filing the Quarterly Report on a timely basis.

PART II. OTHER INFORMATION
Item 6. Exhibits.

Ex.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

104	Cover Page Interactive Data File (formatted as inline XBRL)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.

Date:	May 28, 2020	By:	/S/ KEITH D. HALL
Keith D. Hall
Chief Executive Officer and Director
(principal executive officer)

Date:	May 28, 2020	By:	/S/ MICHAEL A. BENDER
Michael A. Bender
Chief Financial Officer
(principal financial officer)