Form 10-Q
period 2020-06-30
Pacific Oak Strategic Opportunity REIT, Inc.
filed 2020-08-10
CIK 1452936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

 FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
11766 Wilshire Blvd., Suite 1670
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
As of August 5, 2020, there were 69,225,016 outstanding shares of common stock of Pacific Oak Strategic Opportunity REIT, Inc.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
FORM 10-Q
June 30, 2020

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2020	December 31, 2019
	(unaudited)
Assets
Real estate held for investment, net	$768,414	$759,479
Real estate equity securities	76,664	81,439
Total real estate and real estate-related investments, net	845,078	840,918
Cash and cash equivalents	82,210	76,492
Restricted cash	12,262	12,002
Investments in unconsolidated entities	78,478	78,276
Rents and other receivables, net	18,120	16,593
Above-market leases, net	2,807	2,973
Prepaid expenses and other assets	26,900	13,988
Total assets	$1,065,855	$1,041,242
Liabilities, mezzanine equity and equity
Notes and bonds payable, net	$716,703	$673,663
Accounts payable and accrued liabilities	16,220	21,329
Due to affiliate	4,025	1,635
Below-market leases, net	2,698	3,180
Other liabilities	19,472	19,801
Redeemable common stock payable	267	829
Restricted stock payable	16,627	16,320
Total liabilities	776,012	736,757
Commitments and contingencies (Note 15)
Mezzanine equity
Restricted stock	12,089	12,089
Noncontrolling Series A Cumulative Convertible Redeemable Preferred Stock	15,233	15,008
Equity
Pacific Oak Strategic Opportunity REIT, Inc. stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 69,225,617 and 65,866,765 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	693	659
Additional paid-in capital	553,129	553,170
Cumulative distributions and net income	(292,096)	(277,196)
Total Pacific Oak Strategic Opportunity REIT, Inc. stockholders’ equity	261,726	276,633
Noncontrolling interests	795	755
Total equity	262,521	277,388
Total liabilities, mezzanine equity and equity	$1,065,855	$1,041,242

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Rental income	$21,846	$19,837	$43,937	$38,210
Other operating income	801	1,509	1,831	2,902
Interest income from real estate debt securities	—	—	—	369
Dividend income from real estate equity securities	874	343	2,353	2,119
Total revenues	23,521	21,689	48,121	43,600
Expenses:
Operating, maintenance, and management costs	6,799	6,826	14,370	13,098
Real estate taxes and insurance	3,351	3,301	6,779	6,279
Asset management fees to affiliate	2,336	1,971	4,441	3,861
General and administrative expenses	1,789	2,015	4,337	3,548
Foreign currency transaction loss (gain), net	2,213	2,474	(12,783)	5,290
Depreciation and amortization	8,964	8,357	17,947	16,037
Interest expense	5,985	7,249	12,781	14,417
Total expenses	31,437	32,193	47,872	62,530
Other income (loss):
Income from NIP	—	—	52	—
Equity in income (loss) of unconsolidated entities	665	(215)	993	7,096
Casualty-related gain (loss)	51	(506)	51	(506)
Other interest income	7	636	277	1,327
Gain (loss) on real estate equity securities	11,360	4,294	(15,094)	15,459
Subordinated performance fee due upon termination to affiliate	(307)	—	(307)	—
(Loss) gain on sale of real estate	—	(6)	—	7,569
Loss on extinguishment of debt	—	—	—	(856)
Total other income (loss), net	11,776	4,203	(14,028)	30,089
Net income (loss)	3,860	(6,301)	(13,779)	11,159
Net loss (income) attributable to noncontrolling interests	40	52	72	(627)
Preferred stock dividends	(232)	—	(597)	—
Net income (loss) attributable to common stockholders	$3,668	$(6,249)	$(14,304)	$10,532
Net income (loss) per common share, basic and diluted	$0.05	$(0.09)	$(0.21)	$0.16
Weighted-average number of common shares outstanding, basic and diluted	69,258,653	66,559,771	67,650,215	66,685,447

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended June 30, 2020 and 2019
(unaudited)
(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Income (Loss)	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amounts
Balance, March 31, 2020	69,259,122	$693	$553,136	$(295,764)	$258,065	$835	$258,900
Net income (loss)	—	—	—	3,668	3,668	(40)	3,628
Transfers from redeemable common stock	—	—	356	—	356	—	356
Redemptions of common stock	(33,505)	—	(356)	—	(356)	—	(356)
Other offering costs	—	—	(7)	—	(7)	—	(7)
Balance, June 30, 2020	69,225,617	$693	$553,129	$(292,096)	$261,726	$795	$262,521

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Income (Loss)	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amounts
Balance, March 31, 2019	66,584,729	$666	$547,775	$(240,781)	$307,660	$1,462	$309,122
Net loss	—	—	—	(6,249)	(6,249)	(52)	(6,301)
Issuance of common stock	28,030	—	278	—	278	—	278
Transfers from redeemable common stock	—	—	2,279	—	2,279	—	2,279
Redemption of common stock	(269,904)	(3)	(2,565)	—	(2,568)	—	(2,568)
Distributions declared	—	—	—	(573)	(573)	—	(573)
Distributions to noncontrolling interests	—	—	—	—	—	(85)	(85)
Balance, June 30, 2019	66,342,855	$663	$547,767	$(247,603)	$300,827	$1,325	$302,152

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Six Months Ended June 30, 2020 and 2019
(unaudited)
(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Income (Loss)	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amounts
Balance, December 31, 2019	65,866,765	$659	$553,170	$(277,196)	$276,633	$755	$277,388
Net loss	—	—	—	(14,304)	(14,304)	(72)	(14,376)
Issuance of common stock	24,645	—	262	—	262	—	262
Transfers from redeemable common stock	—	—	562	—	562	—	562
Redemptions of common stock	(77,530)	—	(824)	—	(824)	—	(824)
Distributions declared	—	—	—	(596)	(596)	—	(596)
Other offering costs		—	(7)	—	(7)	—	(7)
Issuance of restricted stock	3,411,737	34	(34)	—	—	—	—
Noncontrolling interests contributions	—	—	—	—	—	112	112
Balance, June 30, 2020	69,225,617	$693	$553,129	$(292,096)	$261,726	$795	$262,521

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Income (Loss)	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amounts
Balance, December 31, 2018	66,822,861	$668	$547,770	$(256,984)	$291,454	$2,510	$293,964
Net income	—	—	—	10,532	10,532	627	11,159
Issuance of common stock	56,814	1	563	—	564	—	564
Transfers from redeemable common stock	—	—	4,537	—	4,537	—	4,537
Redemption of common stock	(536,820)	(6)	(5,101)	—	(5,107)	—	(5,107)
Distributions declared	—	—	—	(1,151)	(1,151)	—	(1,151)
Other offering costs	—	—	(2)	—	(2)	—	(2)
Noncontrolling interests contributions	—	—	—	—	—	12	12
Distributions to noncontrolling interests	—	—	—	—	—	(1,824)	(1,824)
Balance, June 30, 2019	66,342,855	$663	$547,767	$(247,603)	$300,827	$1,325	$302,152

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2020	2019
Cash Flows from Operating Activities:
Net (loss) income	$(13,779)	$11,159
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Subordinated performance fee due upon termination to affiliate	307	—
Casualty-related loss	—	506
Equity in income of unconsolidated entities	(993)	(7,096)
Depreciation and amortization	17,947	16,037
Loss (gain) on real estate equity securities	15,094	(15,459)
Gain on sale of real estate	—	(7,569)
Loss on extinguishment of debt	—	856
Unrealized (gain) loss on interest rate caps	(21)	37
Deferred rent	(1,657)	(2,230)
Amortization of above- and below-market leases, net	(316)	(536)
Amortization of deferred financing costs	1,677	1,709
Accretion of interest income on real estate debt securities	—	(13)
Amortization of premium on bond and notes payable	(51)	(46)
Foreign currency transaction (gain) loss, net	(12,783)	5,290
Changes in assets and liabilities:
Rents and other receivables	43	(1,517)
Prepaid expenses and other assets	(1,570)	(2,716)
Accounts payable and accrued liabilities	(2,102)	(1,462)
Due to affiliates	2,390	19
Other liabilities	(90)	(383)
Net cash provided by (used in) operating activities	4,096	(3,414)
Cash Flows from Investing Activities:
Acquisitions of real estate	(17,249)	(90,266)
Improvements to real estate	(11,532)	(18,207)
Proceeds from sales of real estate, net	—	17,894
Insurance proceeds received for property damages	—	438
Contributions to unconsolidated entities	(434)	(5,000)
Distributions of capital from unconsolidated entities	1,225	8,051
Purchase of interest rate cap	(6)	(28)
Investment in real estate equity securities	(21,283)	(15)
Proceeds from the sale of real estate equity securities	10,964	24,076
Proceeds from principal repayment on real estate debt securities	—	7,750
Funding of development obligations	—	(134)
Net cash used in investing activities	(38,315)	(55,441)
Cash Flows from Financing Activities:
Proceeds from notes and bonds payable	101,893	84,268
Principal payments on notes and bonds payable	(57,149)	(62,508)
Payments of deferred financing costs	(2,452)	(1,097)
Payments to redeem common stock	(824)	(5,107)
Payment of prepaid other offering costs	(547)	(2)
Distributions paid	(334)	(587)
Preferred dividends paid	(372)	—
Noncontrolling interests contributions	112	12
Distributions to noncontrolling interests	—	(1,824)
Other financing proceeds, net	—	1,822
Net cash provided by financing activities	40,327	14,977
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(130)	2,203
Net increase (decrease) in cash, cash equivalents and restricted cash	5,978	(41,675)
Cash, cash equivalents and restricted cash, beginning of period	88,494	162,727
Cash, cash equivalents and restricted cash, end of period	$94,472	$121,052

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2020
(unaudited)
The Company sold 56,584,976 shares of common stock in its primary offering for gross offering proceeds of $561.7 million. As of June 30, 2020, the Company had sold 6,851,969 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $76.5 million. Also, as of June 30, 2020, the Company had redeemed 23,896,605 shares for $286.2 million. As of June 30, 2020, the Company had issued 25,976,746 shares of common stock in connection with special dividends. Additionally, on December 29, 2011 and October 23, 2012, the Company issued 220,994 shares and 55,249 shares of common stock, respectively, for $2.0 million and $0.5 million, respectively, in private transactions exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933. On March 27, 2020, the Company issued 3,411,737 restricted shares of its common stock (the “Restricted Stock”) to KBS Capital Advisors pursuant to a Restricted Stock Agreement, dated as of March 27, 2020 (the “Restricted Stock Agreement”).
On March 2, 2016, Pacific Oak SOR BVI filed a final prospectus with the Israel Securities Authority for a proposed offering of up to 1,000,000,000 Israeli new Shekels of Series A debentures (the “Series A Debentures”) at an annual interest rate not to exceed 4.25%. On March 1, 2016, Pacific Oak SOR BVI commenced the institutional tender of the Series A Debentures and accepted application for 842.5 million Israeli new Shekels. On March 7, 2016, Pacific Oak SOR BVI commenced the public tender of the Series A Debentures and accepted 127.7 million Israeli new Shekels.  In the aggregate, Pacific Oak SOR BVI accepted 970.2 million Israeli new Shekels (approximately $249.2 million as of March 8, 2016) in both the institutional and public tenders at an annual interest rate of 4.25%.  Pacific Oak SOR BVI issued the Series A Debentures on March 8, 2016.
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
As of June 30, 2020, the Company consolidated six office properties, one office portfolio consisting of four office buildings and 14 acres of undeveloped land, one apartment property, three investments in undeveloped land with approximately 1,000 developable acres, one residential home portfolio consisting of 1,190 single-family homes and owned five investments in unconsolidated entities and three investments in real estate equity securities.

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2020
(unaudited)
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the FASB Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.
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
Redeemable Common Stock
The Company limits the dollar value of shares that may be redeemed under the share redemption program. During the six months ended June 30, 2020, the Company had redeemed $0.8 million of common stock under the share redemption program. The Company processed all redemption requests received in good order and eligible for redemption through the June 2020 redemption date, except for 5,973,671 shares totaling $60.3 million due to the limitations under the share redemption program. The Company recorded $0.3 million and $0.8 million of redeemable common stock payable on the Company’s balance sheet as of June 30, 2020 and December 31, 2019, respectively, related to unfulfilled redemption requests received in good order under the share redemption program. Based on the eleventh amended and restated share redemption program, the Company has $6,000 available for redemptions in the remainder of 2020, including shares that are redeemed in connection with a stockholders’ death, “qualifying disability” or “determination of incompetence,” subject to the limitations under the share redemption program. Effective beginning with the month of February 2020, the Company suspended (a) redemptions requested under the share redemption program in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence”, until the Company and POSOR II file with the SEC a registration statement on Form S-4 containing a Joint Proxy Statement/Prospectus for the proposed Merger, and (b) all other redemptions under the share redemption program until after the Merger closes. The Form S-4 was filed on June 15, 2020 with the SEC.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2020
(unaudited)
Segments
The Company has invested in opportunistic real estate, non-performing loans, other real estate-related assets and single-family homes. In general, the Company intends to hold its investments in opportunistic real estate, non-performing loans and other real estate-related assets for capital appreciation. Traditional performance metrics of opportunistic real estate, non-performing loans and other real estate-related assets may not be meaningful as these investments are generally non-stabilized and do not provide a consistent stream of interest income or rental revenue. These investments exhibit similar long-term financial performance and have similar economic characteristics. These investments typically involve a higher degree of risk and do not provide a constant stream of ongoing cash flows. As a result, the Company’s management views opportunistic real estate, non-performing loans and other real estate-related assets as similar investments. Substantially all of its revenue and net income (loss) is from opportunistic real estate, non-performing loans and other real estate-related assets, and therefore, the Company currently recognizes two reportable business segment consisting of strategic opportunity properties and related investments and single-family homes. The Company owns single-family homes in seven markets and are all aggregated into one reportable business segment due to the homes being stabilized, having high occupancy rates and have similar economic characteristics.
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
The Company’s unvested Restricted Stock have been included in the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2020, as the restriction is not contingent on any conditions except the passage of time.
Distributions declared per share were $0.0086 during the three months ended March 31, 2020 and $0.0086 and $0.0172 during the three and six months ended June 30, 2019. There were no distributions declared for the three months ended June 30, 2020.
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
June 30, 2020
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
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848). ASU No. 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU No. 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the six months ended June 30, 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. For the period from January 1, 2020 (the earliest date the Company may elect to apply ASU No. 2020-04) through June 30, 2020, the Company did not have any contract modifications that meet the criteria described above, specifically contract modifications that have been modified from LIBOR to an alternative reference rate. The Company’s loan agreements, derivative instruments, and certain lease agreements use LIBOR as the current reference rate. For eligible contract modifications, the Company expects to adopt the temporary optional expedients described in ASU No. 2020-04. The optional expedients for hedging relationships described in ASU No. 2020-04 are not expected to have an impact to the Company, as the Company has elected to not designate its derivative instruments as a hedge.
In April 2020, the FASB issued a FASB Staff Q&A related to Topic 842 and Topic 840: Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic (the “Topic 842 Q&A”) which focused on the application of lease guidance for concessions related to the effects of the COVID-19 pandemic. In this Q&A document, the FASB staff will allow entities to make an election to account for lease concessions related to the effects of the COVID-19 pandemic consistent with how those concessions would be accounted for under Topic 842, Leases, ("Topic 842") as though enforceable rights and obligations for those qualifying concessions existed. The Company did not have any material lease concessions related to the effects of the COVID-19 pandemic that had a material impact to the Company’s consolidated balance sheet as of June 30, 2020 or consolidated statement of operations for the six months ended June 30, 2020.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2020
(unaudited)
3. REAL ESTATE HELD FOR INVESTMENT
As of June 30, 2020, the Company owned six office properties and one office portfolio consisting of four office buildings and 14 acres of undeveloped land, encompassing, in the aggregate, approximately 3.0 million rentable square feet. As of June 30, 2020, these properties were 78% occupied. In addition, as of the June 30, 2020, the Company owned one residential home portfolio consisting of 1,190 single-family homes and encompassing approximately 1.6 million rental square feet and one apartment property, containing 317 units and encompassing approximately 0.3 million rentable square feet, which was 95% and 84% occupied, respectively. The Company also owned three investments in undeveloped land with approximately 1,000 developable acres. The following table summarizes the Company’s real estate held for investment as of June 30, 2020 and December 31, 2019, respectively (in thousands):

	June 30, 2020	December 31, 2019
Land	$181,392	$175,317
Buildings and improvements	639,060	618,974
Tenant origination and absorption costs	28,778	30,569
Total real estate, cost	849,230	824,860
Accumulated depreciation and amortization	(80,816)	(65,381)
Total real estate, net	$768,414	$759,479

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2020
(unaudited)
The following table provides summary information regarding the Company’s real estate held for investment as of June 30, 2020 (in thousands):

Property	Date Acquired or Foreclosed on	City	State	Property Type	Land	Building and Improvements	Tenant Origination and Absorption	Total Real Estate, at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net	Ownership %
Richardson Portfolio:
Palisades Central I	11/23/2011	Richardson	TX	Office	$1,037	$12,518	$—	$13,555	$(3,991)	$9,564	90.0%
Palisades Central II	11/23/2011	Richardson	TX	Office	810	21,412	—	22,222	(6,199)	16,023	90.0%
Greenway I	11/23/2011	Richardson	TX	Office	561	2,456	—	3,017	(1,147)	1,870	90.0%
Greenway III	11/23/2011	Richardson	TX	Office	702	3,896	—	4,598	(1,545)	3,053	90.0%
Undeveloped Land	11/23/2011	Richardson	TX	Undeveloped Land	3,134	—	—	3,134	—	3,134	90.0%
Total Richardson Portfolio					6,244	40,282	—	46,526	(12,882)	33,644
Park Highlands (1)	12/30/2011	North Las Vegas	NV	Undeveloped Land	36,315	—	—	36,315	—	36,315	100.0%(1)
Park Centre	03/28/2013	Austin	TX	Office	3,251	34,766	—	38,017	(7,586)	30,431	100.0%
1180 Raymond	8/20/2013	Newark	NJ	Apartment	8,292	39,194	—	47,486	(8,537)	38,949	100.0%
Park Highlands II (1)	12/10/2013	North Las Vegas	NV	Undeveloped Land	27,622	—	—	27,622	—	27,622	100.0%(1)
Richardson Land II	09/04/2014	Richardson	TX	Undeveloped Land	3,418	—	—	3,418	—	3,418	90.0%
Crown Pointe	02/14/2017	Dunwoody	GA	Office	22,590	69,661	4,204	96,455	(13,487)	82,968	100.0%
The Marq	03/01/2018	Minneapolis	MN	Office	10,387	81,587	3,551	95,525	(8,612)	86,913	100.0%
City Tower	03/06/2018	Orange	CA	Office	13,930	136,184	7,299	157,413	(15,659)	141,754	100.0%
Eight & Nine Corporate Centre	06/08/2018	Franklin	TN	Office	17,401	57,920	4,518	79,839	(5,861)	73,978	100.0%
Georgia 400 Center	05/23/2019	Alpharetta	GA	Office	11,431	73,521	7,466	92,418	(5,347)	87,071	100.0%
Single-Family Homes Portfolio (2):
Birmingham Homes	11/04/2019	Birmingham	AL	Home	2,444	11,162	162	13,768	(292)	13,476	100.0%
Houston Homes	11/04/2019	Houston	TX	Home	6,154	22,823	432	29,409	(666)	28,743	100.0%
Jacksonville Homes	11/04/2019	Jacksonville	FL	Home	2,986	24,253	353	27,592	(647)	26,945	100.0%
Memphis Homes	11/04/2019	Memphis	TN	Home	2,679	15,809	266	18,754	(426)	18,328	100.0%
Atlanta Homes	11/04/2019	Atlanta	GA	Home	783	3,884	65	4,732	(120)	4,612	100.0%
Oklahoma Homes	11/04/2019	Oklahoma City	OK	Home	2,082	14,416	199	16,697	(411)	16,286	100.0%
Illinois Homes	05/28/2020	Chicago	IL	Home	3,383	13,598	263	17,244	(283)	16,961	100.0%
Total Single-Family Homes Portfolio					20,511	105,945	1,740	128,196	(2,845)	125,351
					$181,392	$639,060	$28,778	$849,230	$(80,816)	$768,414
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
(2) On July 1, 2020, the Company exchanged 4.5% of the outstanding common equity units of the subsidiary that owns the Company’s single family portfolio. See Note 16, “Subsequent Events - Battery Point Trust Inc. Acquisition” for more information.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2020
(unaudited)
Operating Leases
Certain of the Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of June 30, 2020, the leases, excluding options to extend and apartment leases and single family homes, which have terms that are generally one year or less, had remaining terms of up to 11.7 years with a weighted-average remaining term of 4.5 years. Some of the leases have provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from tenants in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash and assumed in real estate acquisitions related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets were both $4.3 million as of June 30, 2020 and December 31, 2019.
During the six months ended June 30, 2020 and 2019, the Company recognized deferred rent from tenants of $1.7 million and $2.2 million, respectively, net of lease incentive amortization. As of June 30, 2020 and December 31, 2019, the cumulative deferred rent receivable balance, including unamortized lease incentive receivables, was $15.5 million and $13.6 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $3.2 million and $3.1 million of unamortized lease incentives as of June 30, 2020 and December 31, 2019, respectively.
As of June 30, 2020, the future minimum rental income from the Company’s properties, excluding apartment leases and single family homes, under non-cancelable operating leases was as follows (in thousands):

July 1, 2020 through December 31, 2020	$27,533
2021	55,750
2022	49,710
2023	41,525
2024	35,962
Thereafter	88,394
$298,874

As of June 30, 2020, the Company’s commercial real estate properties were leased to approximately 239 tenants over a diverse range of industries and geographic areas. The Company’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Computer Systems Design	26	$7,395	12.6%
Insurance	25	7,185	12.2%
Health Care and Social Assistance	15	6,769	11.5%
		$21,349	36.3%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of June 30, 2020, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2020
(unaudited)
No other tenant industries accounted for more than 10% of annualized base rent. No material tenant credit issues have been identified at this time. During the three and six months ended June 30, 2020, the Company recorded adjustments to rental income of $0.6 million and $0.8 million, respectively, for lease payments that were deemed not probable of collection. During the three and six months ended June 30, 2019, the Company recorded adjustments to rental income of $0.1 million and $0.2 million, respectively, for lease payments that were deemed not probable of collection.
Geographic Concentration Risk
As of June 30, 2020, the Company’s real estate investments in Georgia and California represented 16.4% and 13.3%, respectively, of the Company’s total assets. As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the Georgia and California real estate markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.
Recent Acquisition
On May 28, 2020, the Company acquired a single-family home portfolio consisting of 196 homes in Chicago, Illinois. The seller is not affiliated with the Company or the Advisor. The purchase price was $17.3 million, which includes $0.4 million of capitalized acquisition costs. The Company recorded this acquisition as an asset acquisition and recorded $3.4 million to land, $13.6 million to building and improvements and $0.3 million to tenant origination and absorption costs.
Sale of Real Estate
As of June 30, 2020 and December 31, 2019, the Company had recorded contract liabilities of $3.1 million related to deferred proceeds received from the buyers of the Park Highlands prior year land sales and another developer for the value of land that was contributed to a master association that is consolidated by the Company, which was included in other liabilities on the accompanying consolidated balance sheets.

4. TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES
As of June 30, 2020 and December 31, 2019, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Cost	$28,778	$30,569	$3,499	$3,714	$(4,322)	$(4,958)
Accumulated Amortization	(11,507)	(10,223)	(692)	(741)	1,624	1,778
Net Amount	$17,271	$20,346	$2,807	$2,973	$(2,698)	$(3,180)

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2020
(unaudited)
Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three and six months ended June 30, 2020 and 2019 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended June 30,		For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2020	2019	2020	2019	2020	2019
Amortization	$(1,604)	$(1,720)	$(74)	$(101)	$213	$385

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Six Months Ended June 30,		For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019	2020	2019
Amortization	$(3,340)	$(3,324)	$(166)	$(202)	$482	$738
Additionally, as of June 30, 2020 and December 31, 2019, the Company had recorded tax abatement intangible assets, net of amortization, on real estate held for investment, which are included in prepaid expenses and other assets in the accompanying balance sheets, of $0.7 million and $1.0 million, respectively. During both of the three and six months ended June 30, 2020 and 2019, the Company recorded amortization expense of $0.1 million and $0.3 million, respectively, related to tax abatement intangible assets. As of June 30, 2020, the tax abatement intangible assets had a remaining amortization period of 1.2 years.

5. REAL ESTATE EQUITY SECURITIES
As of June 30, 2020, the Company owned three investments in real estate equity securities. The following table sets forth the number of shares owned by the Company and the related carrying value of the shares as of June 30, 2020 and December 31, 2019 (dollars in thousands):

	June 30, 2020		December 31, 2019
Real Estate Equity Security	Number of Shares Owned	Total Carrying Value	Number of Shares Owned	Total Carrying Value
Keppel Pacific Oak US REIT	64,165,352	$44,916	64,165,352	$50,049
Franklin Street Properties Corp.	5,211,021	26,524	2,773,729	23,743
Plymouth Industrial REIT, Inc.	408,148	5,224	415,841	7,647
	69,784,521	$76,664	67,354,922	$81,439

During the six months ended June 30, 2020, the Company purchased 609,623 shares of common stock of Plymouth Industrial REIT, Inc. (NYSE Ticker: PLYM) for an aggregate purchase price of $7.3 million and also purchased 2,437,292 shares of Franklin Street Properties Corp., (NYSE Ticker: FSP) for an aggregate purchase price of $14.0 million. During the six months ended June 30, 2020, the Company sold 617,316 shares of common stock of Plymouth Industrial REIT for an aggregate sale price of $11.0 million.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2020
(unaudited)
The following summarizes the portion of gain and loss for the period related to real estate equity securities held during the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net gain (loss) recognized during the period on real estate equity securities	$11,360	$4,294	$(15,094)	$15,459
Less net gain recognized during the period on real estate equity securities sold during the period	(347)	—	(711)	(3,397)
Unrealized gain (loss) recognized during the reporting period on real estate equity securities held at the end of the period	$11,013	$4,294	$(15,805)	$12,062

During the three and six months ended June 30, 2020, the Company recognized $0.9 million and $2.4 million, respectively, of dividend income from real estate equity securities. During the three and six months ended June 30, 2019, the Company recognized $0.3 million and $2.1 million, respectively, of dividend income from real estate equity securities.

6. REAL ESTATE SOLD
During the year ended December 31, 2019, the Company disposed of one office building, one retail property and one apartment property. There were no dispositions during the six months ended June 30, 2020.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2020
(unaudited)
The operations of these properties and gain on sales are included in continuing operations on the accompanying statements of operations. The following table summarizes certain revenue and expenses related to these properties for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
Rental income	$7	$3,545	$138	$7,123
Other operating income	—	315	40	574
Total revenues	$7	$3,860	$178	$7,697
Expenses
Operating, maintenance, and management costs	$15	$1,087	$64	$1,988
Real estate taxes and insurance	—	784	—	1,400
Asset management fees to affiliate	—	268	—	534
Depreciation and amortization	—	1,228	—	2,601
Interest expense	—	720	—	1,481
Total expenses	$15	$4,087	$64	$8,004

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2020
(unaudited)
7. NOTES AND BONDS PAYABLE
As of June 30, 2020 and December 31, 2019, the Company’s notes and bonds payable, including notes payable related to real estate held for sale, consisted of the following (dollars in thousands):

	Book Value as of June 30, 2020	Book Value as of December 31, 2019	Contractual Interest Rate as of June 30, 2020 (1)	Effective Interest Rate at June 30, 2020 (1)	Payment Type (3)	Maturity Date (2)
Richardson Portfolio Mortgage Loan	$36,000	$36,000	One-Month LIBOR + 2.50%	2.66%	Interest Only (3)	11/01/2021
Park Centre Mortgage Loan	21,970	21,970	One-Month LIBOR + 1.75%	1.91%	Interest Only	06/27/2022
1180 Raymond Mortgage Loan	30,048	30,250	One-Month LIBOR + 2.50%	3.50%	Principal & Interest	12/01/2021
1180 Raymond Bond Payable	5,980	6,080	6.50%	6.50%	Principal & Interest	09/01/2036
Pacific Oak SOR (BVI) Holdings, Ltd. Series A Debentures (4)	168,039	224,746	4.25%	4.25%	(4)	03/01/2023
Pacific Oak SOR (BVI) Holdings, Ltd. Series B Debentures (4)	73,335	—	3.93%	3.93%	(4)	01/31/2026
Crown Pointe Mortgage Loan	53,435	51,171	One-Month LIBOR + 2.60%	2.76%	Principal & Interest	02/13/2021
City Tower Mortgage Loan	94,167	89,000	One-Month LIBOR + 1.55%	1.71%	Interest Only	03/05/2021
The Marq Mortgage Loan	58,331	53,408	One-Month LIBOR + 1.55%	1.71%	Interest Only	06/06/2021
Eight & Nine Corporate Centre Mortgage Loan	47,066	43,880	One-Month LIBOR + 1.60%	1.76%	Interest Only	06/08/2021
Georgia 400 Center Mortgage Loan	59,690	59,690	One-Month LIBOR + 1.55%	1.71%	Interest Only	05/22/2023
PORT Mortgage Loan 1	51,362	51,362	4.74%	4.74%	Interest Only	10/01/2025
PORT Mortgage Loan 2	10,523	10,523	4.72%	4.72%	Interest Only	03/01/2026
PORT Mortgage Loan 3	12,000	—	5.00% (5)	5.00%	Interest Only	03/31/2021
Total Notes and Bonds Payable principal outstanding	721,946	678,080
Premium on Notes and Bonds Payable (6)	732	783
Deferred financing costs, net	(5,975)	(5,200)
Total Notes and Bonds Payable, net	$716,703	$673,663
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of June 30, 2020. Effective interest rate is calculated as the actual interest rate in effect as of June 30, 2020 (consisting of the contractual interest rate and contractual floor rates), using interest rate indices at June 30, 2020, where applicable.
(2) Represents the initial maturity date or the maturity date as extended as of June 30, 2020; subject to certain conditions, the maturity dates of certain loans may be extended beyond the date shown.
(3) Represents the payment type required under the loan as of June 30, 2020. Certain future monthly payments due under this loan also include amortizing principal payments. For more information of the Company’s contractual obligations under its notes and bonds payable, see five-year maturity table below.
(4) See “ – Israeli Bond Financing” below.
(5) Contractual interest is 5.0% through November 30, 2020 and 6.5% from December 1, 2020 through March 31, 2021.
(6) Represents the unamortized premium on notes and bonds payable due to the above-market interest rates when the debt was assumed. The premium is amortized over the remaining life of the notes and bonds payable.
The Company plans to refinance or utilize available extension options for notes payable with maturities through the second quarter of 2021. There can be no assurance that the Company will be able to refinance or utilize extension options.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2020
(unaudited)
During the three and six months ended June 30, 2020, the Company incurred $6.0 million and $12.8 million, respectively, of interest expense. Included in interest expense for the three and six months ended June 30, 2020 was $0.8 million and $1.7 million, respectively, of amortization of deferred financing costs. Additionally, during the three and six months ended June 30, 2020, the Company capitalized $0.8 million and $1.7 million, respectively of interest related to its investments in undeveloped land and an investment in unconsolidated entity.
During the three and six months ended June 30, 2019, the Company incurred $7.2 million and $14.4 million, respectively, of interest expense. Included in interest expense for the three and six months ended June 30, 2019 was $0.8 million and $1.7 million, respectively, of amortization of deferred financing costs. Additionally, during the three and six months ended June 30, 2019, the Company capitalized $0.7 million and $1.4 million, respectively of interest related to its investments in undeveloped land.
As of June 30, 2020 and December 31, 2019, the Company’s interest payable was $4.5 million and $4.8 million, respectively.
The following is a schedule of maturities, including principal amortization payments, for all notes and bonds payable outstanding as of June 30, 2020 (in thousands):

July 1, 2020 through December 31, 2020	$839
2021	386,551
2022	78,223
2023	115,958
2024	24,715
Thereafter	115,660
$721,946
The Company’s notes payable contain financial debt covenants. As of June 30, 2020, the Company was in compliance with all of these debt covenants.
Israeli Bond Financing
On March 2, 2016, Pacific Oak SOR BVI, a wholly owned subsidiary of the Company, filed a final prospectus with the Israel Securities Authority for a proposed offering of up to 1,000,000,000 Israeli new Shekels of the Series A Debentures at an annual interest rate not to exceed 4.25%. On March 1, 2016, Pacific Oak SOR BVI commenced the institutional tender of the Series A Debentures and accepted application for 842.5 million Israeli new Shekels. On March 7, 2016, Pacific Oak SOR BVI commenced the public tender of the Debentures and accepted 127.7 million Israeli new Shekels.  In the aggregate, Pacific Oak SOR BVI accepted 970.2 million Israeli new Shekels (approximately $249.2 million as of March 8, 2016) in both the institutional and public tenders at an annual interest rate of 4.25%.  Pacific Oak SOR BVI issued the Debentures on March 8, 2016. The terms of the Series A Debentures require five equal annual installment principal payments on March 1st of each year from 2019 to 2023. As of June 30, 2020, the Company had two foreign currency collars for an aggregate notional amount of 798.0 million Israeli new Shekels to hedge its exposure to foreign currency exchange rate movements. See Note 8, “Derivative Instruments” for a further discussion on the Company’s foreign currency collars.
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
The deeds of trust that govern the Series A Debentures and Series B Debentures contain various financial covenants. As of June 30, 2020, the Company was in compliance with all of these financial debt covenants.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2020
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
The following table summarizes the notional amount and other information related to the Company’s foreign currency collars as of June 30, 2020 and December 31, 2019. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (currency in thousands):

	June 30, 2020			December 31, 2019		Strike Price	Trade Date	Maturity Date
Derivative Instruments	Number of Instruments	Notional Amount		Number of Instruments	Notional Amount
Derivative instruments not designated as hedging instruments
Foreign currency collar	1	380,000	ILS	—	—	3.70 - 3.82 ILS - USD	03/17/2020	9/16/2020 (1)
Foreign currency collar	1	418,000	ILS	—	—	3.5875 - 3.725 ILS - USD	03/16/2020	9/16/2020 (1)
Foreign currency collar	—	—		1	776,182 ILS	3.38 - 3.4991 ILS - USD	11/25/2019	02/26/2020
____________________
(1) On July 29, 2020, the Company terminated the foreign currency collars and as a result received $14.1 million.
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
As of June 30, 2020, the Company had entered into three interest rate caps, which were not designated as a hedging instruments. The following table summarizes the notional amounts and other information related to the Company’s derivative instruments as of June 30, 2020. The notional amount is an indication of the extent of the Company’s involvement in the instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2020
(unaudited)
The following table sets forth the fair value of the Company’s derivative instruments as well as their classification on the consolidated balance sheets as of June 30, 2020 and December 31, 2019 (dollars in thousands):

		June 30, 2020		December 31, 2019
Derivative Instruments	Balance Sheet Location	Number of Instruments	Fair Value	Number of Instruments	Fair Value
Derivative instruments not designated as hedging instruments
Interest rate caps	Prepaid expenses and other assets	3	$39	3	$12
Foreign currency collars	Prepaid expenses and other assets (Other liabilities)	2	$11,977	1	$(179)
The change in fair value of foreign currency collars that are not designated as cash flow hedges are recorded as foreign currency transaction gains or losses in the accompanying consolidated statements of operations. During the three months ended June 30, 2020, the Company recognized a $3.2 million gain related to the foreign currency collars, which is shown combined with $5.4 million of foreign currency transaction loss in the accompanying consolidated statements of operations as foreign currency transaction loss, net. During the six months ended June 30, 2020, the Company recognized a $12.2 million gain related to the foreign currency collars, which is shown combined with $0.6 million of foreign currency transaction gain in the accompanying consolidated statements of operations as foreign currency transaction gain, net.
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

9. FAIR VALUE DISCLOSURES
The following were the face values, carrying amounts and fair values of the Company’s financial instruments as of June 30, 2020 and December 31, 2019, which carrying amounts do not approximate the fair values (in thousands):

	June 30, 2020			December 31, 2019
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial liabilities (Level 3):
Notes and bond payable	$480,572	$479,487	$481,617	$453,334	$451,743	$455,849
Financial liabilities (Level 1):
Pacific Oak SOR (BVI) Holdings, Ltd. Series A Debentures	$168,039	$169,369	$142,133	$224,746	$221,920	$229,877
Pacific Oak SOR (BVI) Holdings, Ltd. Series B Debentures	$73,335	$67,847	$55,994	$—	$—	$—
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2020
(unaudited)
As of June 30, 2020, the Company measured the following assets at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Real estate equity securities	$76,664	$76,664	$—	$—
Asset derivative - interest rate caps	$39	$—	$39	$—
Asset derivative - foreign currency collars	$11,977	$—	$11,977	$—

As of December 31, 2019, the Company measured the following assets and liabilities at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Real estate equity securities	$81,439	$81,439	$—	$—
Asset derivative - interest rate caps	$12	$—	$12	$—
Liability derivative - foreign currency collar	$(179)	$—	$(179)	$—

10. RELATED PARTY TRANSACTIONS
As described further below, the Company has entered into agreements with certain affiliates pursuant to which they provide services to the Company. Keith D. Hall and Peter McMillan III control and indirectly own Pacific Oak Holding Group, LLC (“Pacific Oak Holding”), the Company’s sponsor since November 1, 2019. Pacific Oak Holding is the sole owner of the Advisor since November 1, 2019. Messrs. Hall and McMillan are also two of the Company’s executive officers and directors.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2020
(unaudited)
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three and six months ended June 30, 2020 and 2019, respectively, and any related amounts payable as of June 30, 2020 and December 31, 2019 (in thousands):

	Incurred				Payable as of
	Three Months Ended June 30,		Six Months Ended June 30,		June 30, 2020	December 31, 2019
Expensed	2020	2019	2020	2019
Asset management fees	$2,336	$1,971	$4,441	$3,861	$4,008	$1,498
Reimbursable operating expenses (1)	—	83	93	172	—	—
Disposition fees (2)	—	—	—	394	—	—
Subordinated performance fee due upon termination to affiliate (3)	307	—	307	—	(3)	(3)
Capitalized
Acquisition fees on real estate equity securities	23	—	122	—	17	—
Acquisition fee on real estate	171	897	171	897	—	—
Acquisition fee on investment in unconsolidated entities	—	50	—	50	—	137
	$2,837	$3,001	$5,134	$5,374	$4,025	$1,635
_____________________
(1) The relevant advisor may seek reimbursement for certain employee costs under the relevant advisory agreement. The Company has reimbursed the relevant advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $62,000 and $133,000 for the three and six months ended June 30, 2019 and were the only employee costs reimbursed under the advisory agreement during these periods. There were no employee cost reimbursements during 2020. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company’s direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company.
(2) Disposition fees with respect to real estate sold are included in the gain on sale of real estate in the accompanying consolidated statements of operations.
(3) Change in estimate of fees payable to KBS Capital Advisors due to the termination of the former advisory agreement with KBS Capital Advisors. See “Subordinated Performance Fee Due Upon Termination to KBS Capital Advisors”, below, for more details.
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
On March 20, 2019, the Company, through an indirect wholly owned subsidiary, entered into a redemption agreement for the Battery Point Series B Preferred Shares. The redemption agreement resulted in the redemption of 13,000 Series B Preferred Units with a per-unit price of $1,000. The Company received $8.6 million, of which $0.9 million relates to accrued interest and an exit fee. In addition, the Company received 210,000 Battery Point Series A-3 Preferred Units with a per-unit price of $25.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2020
(unaudited)
On March 20, 2019, Pacific Oak Battery Point Holdings, LLC (“Pacific Oak BP”), a wholly owned subsidiary of the Advisor, a real estate asset management company formed in 2019, and its family of companies (collectively, “Pacific Oak”), acquired all the common equity interests in BPT Holdings, LLC (“Battery Point Holdings”). Battery Point Holdings owns (a) the common stock in Battery Point, (b) all the service entities that provide advisory, servicing and property management services to Battery Point Holdings generally named “DayMark”, and (c) 40% of additional DayMark entities that purchase, renovate, lease and sell single-family residential homes to Battery Point. As owner of Battery Point Holdings, Pacific Oak is responsible for funding the ongoing operations of Battery Point Holdings and its subsidiaries. The affiliated DayMark service entities are paid annual asset management fees equal to 1.5% of the gross asset value of Battery Point, annual property management fees equal to 8% of tenants’ rents received by Battery Point, and acquisition fees of 1% of the gross purchase price of properties acquired. The affiliated DayMark service entities also receive fees from tenants upon execution of leases and a 1% commission from sellers of properties into the program, if it acts as the broker for the seller. During the year ended December 31, 2019, the Company purchased additional 430,000 shares of Battery Point Series A-3 Preferred Units for an aggregate amount of $10.8 million. As of June 30, 2020, the Company had 640,000 Battery Point Series A-3 Preferred Units with a carrying value of $14.0 million.
On July 1, 2020, the Company acquired Battery Point. As a result of this acquisition, the Company’s 640,000 shares of Battery Point Series A-3 Preferred Units will be eliminated in consolidation. See Note 16, "Subsequent Events - Battery Point Trust Inc. Acquisition" for more information.
Pacific Oak Opportunity Zone Fund I
During the year ended December 31, 2019, the Company acquired 91 Class A Units for $20.6 million in the Pacific Oak Opportunity Zone Fund I, LLC (“Pacific Oak Opportunity Zone Fund I”). Pacific Oak Opportunity Zone Fund I is sponsored by Pacific Oak Holding. Pacific Oak Capital Advisors is entitled to certain fees in connection with the fund. The fund will pay an acquisition fee equal to 1.5% of the purchase price of each asset (including any debt incurred or assumed and significant capital improvement costs budgeted as of the date of acquisition) with a purchase price less than or equal to $25.0 million plus 1.0% of the purchase price in excess of $25.0 million; a quarterly asset management fee equal to 0.25% of the total purchase price of all assets (including any debt incurred or assumed and significant capital improvement costs budgeted as of the date of acquisition) as of the end of the applicable quarter; and a financing fee equal to 0.5% of the original principal amount of any indebtedness they incur (reduced by any financing fee previously paid with respect to indebtedness being refinanced). In the case of investments made through joint ventures, the fees above will be determined based on the Company’s proportionate share of the investment. Pacific Oak is also entitled to certain distributions paid by the Pacific Oak Opportunity Zone Fund I after the Class A Members have received their preferred return. These fees and distributions have been waived for the Company’s $20.6 million investment. In addition, a side letter agreement between the Advisor and Pacific Oak Opportunity Zone Fund I was executed on February 28, 2020 and stipulates that any asset management fees allocable to the Company and waived by the Advisor for Pacific Oak Opportunity Zone Fund I shall be distributed to the Company.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2020
(unaudited)
Subordinated Performance Fee Due Upon Termination to KBS Capital Advisors
The Company and KBS Capital Advisors agreed to terminate their advisory agreement effective October 31, 2019. In connection with that agreement, the Company agreed to pay KBS Capital Advisors a subordinated performance fee due upon termination in the form of Restricted Stock, to be paid to KBS Capital Advisors upon the filing of its Annual Report on Form 10-K for the year ended December 31, 2019. The number of Restricted Stock to be awarded has been set at 3,411,737 shares and was issued on March 27, 2020. This termination payout value to KBS Capital Advisors (the “KBS Termination Fee Value”) was determined based on the Company’s performance from inception through September 30, 2018. In other words, it was based on the Company’s participation fee potential liability to KBS Capital Advisors calculated with respect to the November 12, 2018 estimated value per share. As a result, when the Company hired Pacific Oak Capital Advisors as the Company’s new advisor on November 1, 2019, the Company agreed to a participation fee that was based on the Company’s performance from September 30, 2018. The Restricted Stock vests on November 1, 2021. Within 60 days from vesting of the Restricted Stock, the Company will redeem 50% of the Restricted Stock, with the amount of the cash payment per share determined based on the then most recent net asset value of the shares (which shall not be more than six months old). The remaining vested Restricted Stock (the “Remaining Shares”) shall not be eligible for redemption under the Company’s share redemption program unless the Company has satisfied all outstanding redemption requests from other stockholders, provided that (a) this restriction may be waived in certain situations, such as upon a change of control of the Company and (b) notwithstanding the foregoing, within 60 days after November 1, 2024, the Company shall be required to redeem any Remaining Shares, separate and outside of any general stockholder share redemption program, at the then most recent net asset value per share (which shall not be more than six months old), provided that such outstanding shares are owned or controlled by Charles J. Schreiber, Jr. or the estate of Peter M. Bren, and provided further that pursuant to this clause (b) the Company will only be required to redeem that number Remaining Shares which, when added to any previously redeemed Remaining Shares owned or controlled by Charles J. Schreiber, Jr. or the estate of Peter M. Bren, does not exceed two-thirds of the total number of Remaining Shares.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2020
(unaudited)
11. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
As of June 30, 2020 and December 31, 2019, the Company’s investments in unconsolidated joint ventures were composed of the following (dollars in thousands):

	Number of Properties as of June 30, 2020			Investment Balance at
Joint Venture		Location	Ownership %	June 30, 2020	December 31, 2019
NIP Joint Venture	—	—	—	$—	$1,225
110 William Joint Venture	1	New York, New York	60.0%	—	—
353 Sacramento Joint Venture	1	San Francisco, California	55.0%	43,207	42,214
Battery Point Series A-3 Preferred Units	N/A	N/A	N/A	13,991	13,991
Pacific Oak Opportunity Zone Fund I	2	Various	N/A	21,280	20,846
				$78,478	$78,276
Investment in National Industrial Portfolio Joint Venture
On May 18, 2012, the Company, through an indirect wholly owned subsidiary, entered into a joint venture (the “NIP Joint Venture”) with OCM NIP JV Holdings, L.P. and HC KBS NIP JV, LLC (“HC-KBS”). The NIP Joint Venture has invested in a portfolio of industrial properties. The Company made an initial capital contribution of $8.0 million, which represents less than a 5.0% ownership interest in the NIP Joint Venture as of June 30, 2020.
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
During the six months ended June 30, 2020, the NIP Joint Venture sold the remaining properties. During the six months ended June 30, 2020, the Company received a distribution of $1.3 million related to its investment in the NIP Joint Venture and the Company recognized $0.1 million as income distribution and $1.2 million as a return of capital from the NIP Joint Venture. During the three and six months ended June 30, 2019, the Company received a distribution of $0.3 million related to its investment in the NIP Joint Venture, which is reflected as a return of capital from the NIP Joint Venture.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2020
(unaudited)
As of June 30, 2020 and December 31, 2019, the book value of the Company’s investment in the 110 William Joint Venture was $0. During the six months ended June 30, 2019, the 110 William Joint Venture made a $7.8 million distribution to the Company and a $5.2 million distribution to the 110 William JV Partner funded with proceeds from the 110 William refinancing (discussed below). The distribution exceeded the book value of the Company’s investment in the 110 William Joint Venture, and the Company recorded the $7.8 million distribution as a gain included in equity in income of unconsolidated joint ventures during the six months ended June 30, 2019. This gain was recorded because the Company determined that the distribution is not refundable and it does not have an implicit or explicit commitment to fund the 110 William Joint Venture. During the six months ended June 30, 2019, the Company suspended the equity method of accounting and the Company will not record the Company's share of losses and will not record the Company's share of any subsequent income for the 110 William Joint Venture until the Company’s share of net income exceeds the gain recorded and the Company’s share of the net losses not recognized during the period the equity method was suspended. During the six months ended June 30, 2020, the Company did not record equity in income from the 110 William Joint venture.
Summarized financial information for the 110 William Joint Venture follows (in thousands):

	June 30, 2020	December 31, 2019
Assets:
Real estate assets, net of accumulated depreciation and amortization	$247,301	$242,430
Other assets	39,971	35,747
Total assets	$287,272	$278,177
Liabilities and equity:
Notes payable, net	$308,441	$292,221
Other liabilities	7,992	10,664
Partners’ deficit	(29,161)	(24,708)
Total liabilities and equity	$287,272	$278,177

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues	$8,617	$9,442	$16,599	$17,701
Expenses:
Operating, maintenance, and management	1,596	2,280	3,898	4,452
Real estate taxes and insurance	1,822	1,725	3,645	3,430
Depreciation and amortization	2,939	2,839	5,582	5,503
Interest expense	4,042	4,124	7,968	8,732
Total expenses	10,399	10,968	21,093	22,117
Total other income	16	39	38	71
Net loss	$(1,766)	$(1,487)	$(4,456)	$(4,345)
Company’s share of net loss (1)	$(1,060)	$(892)	$(2,674)	$(2,607)
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
June 30, 2020
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
Summarized financial information for the 353 Sacramento Joint Venture follows (in thousands):

	June 30, 2020	December 31, 2019
Assets:
Real estate assets, net of accumulated depreciation and amortization	$184,980	$180,592
Other assets	18,850	21,822
Total assets	$203,830	$202,414
Liabilities and equity:
Notes payable, net	$115,427	$115,280
Other liabilities	10,792	11,193
Partners’ capital	77,611	75,941
Total liabilities and equity	$203,830	$202,414

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues	$5,364	$4,187	$10,251	$8,345
Expenses:
Operating, maintenance, and management	836	939	1,517	1,769
Real estate taxes and insurance	728	694	1,481	1,395
Depreciation and amortization	1,639	1,563	3,241	3,131
Interest expense	1,021	1,447	2,342	2,866
Total expenses	4,224	4,643	8,581	9,161
Net income (loss)	$1,140	$(456)	1,670	(816)
Company’s equity in income (loss) of unconsolidated joint venture	$665	$(215)	$993	$(379)

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2020
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
The Company does not have a unilateral right to redeem the Battery Point Series A-3 Preferred Units on a stated redemption date, therefore the Company classified the Series A-3 Preferred Units as an equity investment without a readily determinable fair value.  In accordance with ASC 321, Investments - Equity Securities, the Company may elect to measure an equity investment without a readily determinable value that does not qualify for the practical expedient to estimate fair value using the net asset value per share, at its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.  The Company elected to measure its investment in the Battery Point Series A-3 Preferred Units in accordance with the above accounting guidance and recorded its investment in the Battery Point Series A-3 Preferred Units as of June 30, 2020, at a carrying value of $14.0 million and with a total of 640,000 shares.  During the six months ended June 30, 2020 and 2019, the Company received distributions of $0.7 million and $0.1 million, respectively, which were recognized as dividend income from real estate equity securities.
On July 1, 2020, the Company acquired Battery Point. As a result of this acquisition, the Company’s 640,000 shares of Battery Point Series A-3 Preferred Units will be eliminated in consolidation. See Note 16, "Subsequent Events - Battery Point Trust Inc. Acquisition" for more information.
Investment in Pacific Oak Opportunity Zone Fund I
During the year ended December 31, 2019, the Company acquired 91 Class A Units for $20.6 million in Pacific Oak Opportunity Zone Fund I. As of December 31, 2019, the book value of the Company’s investment in Pacific Oak Opportunity Zone Fund I was $20.8 million, which includes $0.2 million of acquisition fees. As of June 30, 2020, Pacific Oak Opportunity Zone Fund I consolidated two joint ventures with real estate under development. As of June 30, 2020, the Company has concluded that Pacific Oak Opportunity Zone Fund I qualifies as a Variable Interest Entity (“VIE”) because there is insufficient equity at risk to finance the entity’s activities and the entity is structured with non-substantive voting rights. The Company concluded it is not the primary beneficiary of this VIE since it does not have the power to direct the activities that most significantly impact the entity’s economic performance and will account for its investment under the equity method of accounting.
The Company’s maximum exposure to loss as a result of its involvement with this VIE is limited to the carrying value of the investment in Pacific Oak Opportunity Zone Fund I which totaled $21.3 million as of June 30, 2020.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2020
(unaudited)
12. SUPPLEMENTAL CASH FLOW AND SIGNIFICANT NONCASH TRANSACTION DISCLOSURES
Supplemental cash flow and significant noncash transaction disclosures were as follows (in thousands):

	Six Months Ended June 30,
	2020	2019
Supplemental Disclosure of Cash Flow Information:
Interest paid, net of capitalized interest of $1,656 and $1,389 for the six months ended June 30, 2020 and 2019, respectively	$11,367	$13,156
Supplemental Disclosure of Significant Noncash Transactions:
Accrued improvements to real estate	2,175	5,286
Mortgage loan assumed by buyer in connection with sale of real estate	—	23,663
Redeemable common stock payable	267	5,463
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	262	564
Redemption of Series B Preferred Units in exchange for Series A-3 Preferred Units	—	2,992
Accrued preferred dividends	225	—

13. REPORTING SEGMENTS
The Company recognizes two reporting segments for the three and six months ended June 30, 2020 and consists of strategic opportunistic properties and related investments and single-family homes. Corporate related costs are allocated to each respective segment. The selected financial information for the two reporting segments for the three months ended June 30, 2020 is as follows (in thousands):

	Three Months Ended June 30, 2020
	Strategic Opportunistic Properties	Single-Family Homes	Total
Total revenues	$20,450	$3,071	$23,521
Total expenses	(27,793)	(3,644)	(31,437)
Total other income	11,776	—	11,776
Net income (loss)	$4,433	$(573)	$3,860

	Six Months Ended June 30, 2020
	Strategic Opportunistic Properties	Single-Family Homes	Total
Total revenues	$42,201	$5,920	$48,121
Total expenses	(40,688)	(7,184)	(47,872)
Total other loss	(14,028)	—	(14,028)
Net loss	$(12,515)	$(1,264)	$(13,779)

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2020
(unaudited)
Total assets related to the two reporting segments as of June 30, 2020 and December 31, 2019 are as follows (in thousands):

	June 30, 2020
	Strategic Opportunistic Properties	Single-Family Homes	Total
Total assets	$935,315	$130,540	$1,065,855

	December 31, 2019
	Strategic Opportunistic Properties	Single-Family Homes	Total
Total assets	$921,917	$119,325	$1,041,242

14. PORT PREFERRED STOCK
A wholly owned subsidiary of the Company, Pacific Oak Residential Trust, Inc. (“PORT”), has authorized and issued preferred stock. The Company has elected to use the measurement method described under ASC 480-10-S99-3A, paragraph 15(b), resulting in the preferred stock being classified in mezzanine equity and measured based on the estimated future redemption value as of June 30, 2020.
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
The following is a reconciliation of PORT’s noncontrolling cumulative convertible redeemable preferred stock for the six months ended June 30, 2020:

	Series A Preferred Stock		Series B Preferred Stock
	Shares	Amounts	Shares	Amounts
Balance, December 31, 2019	15,000	$14,909	125	$99
Dividends Available Upon Redemption	—	590	—	7
Dividends Paid	—	(365)	—	(7)
Balance, June 30, 2020	15,000	$15,134	125	$99

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2020
(unaudited)
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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Although there can be no assurance, the Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations as of June 30, 2020. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities.
COVID-19
During the first and second quarter of 2020 and subsequent periods, efforts to slow the spread of the COVID-19 virus have had a significant impact on the U.S. economy. The Company continues to follow the policies described in Note 2 to the Consolidated Financial Statements contained in our 2019 Annual Report on Form 10-K, including those related to impairments of real estate assets and investments in unconsolidated affiliates and collectability assessments on operating lease receivables. While our current analyses did not result in any material adjustments to amounts as of and during the six months ended June 30, 2020, circumstances related to the COVID-19 pandemic may result in recording impairments, lease modifications and changes to collectability assessments in future periods.
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
June 30, 2020
(unaudited)
16. SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Battery Point Trust Inc. Acquisition
On July 1, 2020, the Company acquired, through its subsidiaries, Battery Point Trust Inc., a Maryland corporation (“Battery Point”). Battery Point is a real estate investment trust that owns 559 single-family rental homes throughout the Midwestern and Southeastern United States. Following this transaction, the Company now owns 1,749 single-family rental homes nationwide. All of these assets are held by the Company through its subsidiary, PORT OP LP (formerly known as Reven Housing REIT OP, L.P.), a Delaware limited partnership (“PORT OP”).
The Company acquired Battery Point by acquiring all the 1,000,000 outstanding shares of Battery Point common stock from BPT Holdings, LLC (“BPT Holdings”), a wholly owned subsidiary of the Advisor. The Advisor is the Company’s external advisor and is owned and controlled by Keith D. Hall, the Company’s Chief Executive Officer and a director, and Peter M. McMillan, the Company’s President and Chairman of the Board. In exchange, BPT Holdings received 510,816 common equity units in PORT OP, approximately 4.5% of the outstanding common equity units. The value of the interests exchanged was estimated by the participants at approximately $3.0 million. As a result of the Battery Point acquisition, the Company’s 640,000 shares of Battery Point Series A-3 Preferred Units will be eliminated in consolidation. The Company is in process of assessing the fair value of the acquired tangible assets, liabilities assumed and any applicable intangible assets and liabilities for this business combination.

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
•We have focused, and may continue to focus, our investments in non-performing real estate and real estate-related loans, real estate-related loans secured by non-stabilized assets and real estate-related securities, which involve more risk than investments in performing real estate and real estate-related assets
All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 and Part II, Item 1A of our Quarterly Report on Form 10-Q for the three months ended March 31, 2020, each as filed with the Securities and Exchange Commission (the “SEC”).

Overview
We were formed on October 8, 2008 as a Maryland corporation, elected to be taxed as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2010 and intend to operate in such manner. KBS Capital Advisors LLC (“KBS Capital Advisors”) was our advisor. On October 31, 2019, KBS Capital Advisors ceased to serve as our advisor or have any advisory responsibility to us immediately following the filing of our Quarterly Report on Form 10-Q for the period ending September 30, 2019 (filed on November 8, 2019) with the SEC. On November 1, 2019, we entered into a new advisory agreement with Pacific Oak Capital Advisors, LLC (“Pacific Oak Capital Advisors”). The new advisory agreement is effective as of November 1, 2019 through November 1, 2020; however the Company may terminate the advisory agreement without cause or penalty upon providing 30 days’ written notice and Pacific Oak Capital Advisors may terminate the advisory agreement without cause or penalty upon providing 90 days’ written notice. The terms of the advisory agreement are consistent with those of the advisory agreement that was previously in effect with KBS Capital Advisors, except as described in Note 10.
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
On January 8, 2009, we filed a registration statement on Form S-11 with the SEC to offer a minimum of 250,000 shares and a maximum of 140,000,000 shares of common stock for sale to the public, of which 100,000,000 shares were registered in our primary offering and 40,000,000 shares were registered under our dividend reinvestment plan. We ceased offering shares of common stock in our primary offering on November 14, 2012. We sold 56,584,976 shares of common stock in the primary offering for gross offering proceeds of $561.7 million. We continue to offer shares of common stock under the dividend reinvestment plan. As of June 30, 2020, we had sold 6,851,969 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $76.5 million. Also as of June 30, 2020, we had redeemed 23,896,605 of the shares sold in our offering for $286.2 million. As of June 30, 2020, we had issued 25,976,746 shares of common stock in connection with special dividends. Additionally, on December 29, 2011 and October 23, 2012, we issued 220,994 shares and 55,249 shares of common stock, respectively, for $2.0 million and $0.5 million, respectively, in private transactions exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.
On March 2, 2016, Pacific Oak SOR (BVI) Holdings, Ltd. (“Pacific Oak SOR BVI”), our wholly owned subsidiary, filed a final prospectus with the Israel Securities Authority for a proposed offering of up to 1,000,000,000 Israeli new Shekels of Series A debentures (the “Series A Debentures”) at an annual interest rate not to exceed 4.25%. On March 1, 2016, Pacific Oak SOR BVI commenced the institutional tender of the Series A Debentures and accepted application for 842.5 million Israeli new Shekels. On March 7, 2016, Pacific Oak SOR BVI commenced the public tender of the Series A Debentures and accepted 127.7 million Israeli new Shekels.  In the aggregate, Pacific Oak SOR BVI accepted 970.2 million Israeli new Shekels (approximately $249.2 million as of March 8, 2016) in both the institutional and public tenders at an annual interest rate of 4.25%.  Pacific Oak SOR BVI issued the Series A Debentures on March 8, 2016. The terms of the Series A Debentures require five equal principal installment payments annually on March 1st of each year from 2019 to 2023.

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
As of June 30, 2020, we consolidated six office properties, one office portfolio consisting of four office buildings and 14 acres of undeveloped land, one apartment property and three investments in undeveloped land with approximately 1,000 developable acres, one residential home portfolio consisting of 1,190 single-family homes and owned five investments in unconsolidated joint ventures and three investments in real estate equity securities.

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
During the first and second quarter of 2020 and subsequent periods, efforts to slow the spread of the COVID-19 virus have had a significant impact on the U.S. economy. While our current analyses did not result in any material adjustments to amounts as of and during the six months ended June 30, 2020, circumstances related to the COVID-19 pandemic may result in recording impairments, lease modifications and changes to collectability assessments in future periods. The extent to which COVID-19 impacts our business, operations and financial results will depend on numerous evolving factors, many of which are not within management’s control, and that we are unable to predict at this time, including but not limited to: the duration and scope of the pandemic; the pandemic’s impact on current and future economic activity; and the actions of governments, businesses and individuals in response to the COVID-19 pandemic.

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
We sold 56,584,976 shares of common stock in the primary portion of our initial public offering for gross offering proceeds of $561.7 million. We ceased offering shares in the primary portion of our initial public offering on November 14, 2012. We continue to offer shares of common stock under the dividend reinvestment plan. As of June 30, 2020, we had sold 6,851,969 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $76.5 million. To date, we have invested all of the net proceeds from our initial public offering in real estate and real estate-related investments. We intend to use our cash on hand, proceeds from asset sales, proceeds from debt financing, cash flow generated by our real estate operations and real estate-related investments and proceeds from our dividend reinvestment plan as our primary sources of immediate and long-term liquidity.
Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures and corporate general and administrative expenses.  Cash flow from operations from our real estate investments is primarily dependent upon the occupancy levels of our properties, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures.  As of June 30, 2020, our office properties were collectively 78% occupied, our residential home portfolio was 95% occupied and our apartment property was 84% occupied. As of July 2020, we collected 93.7% of total charged rent for the month of June.
Investments in real estate equity securities generate cash flow in the form of dividend income, which is reduced by asset management fees. As of June 30, 2020, we had three investments in real estate equity securities outstanding with a total carrying value of $76.7 million.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee of our board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expense reimbursements for the four fiscal quarters ended June 30, 2020 exceeded the charter imposed limitation; however, the conflicts committee determined that the relationship of our operating expenses to our average invested assets was justified given that we chose to terminate our advisory agreement with our prior external advisor and were contractually obligated to pay them a performance fee due upon termination.
For the six months ended June 30, 2020, our cash needs for capital expenditures, redemptions of common stock and debt servicing were met with proceeds from dispositions of real estate, real estate equity securities and undeveloped land, proceeds from debt financing, proceeds from our dividend reinvestment plan and cash on hand. Operating cash needs during the same period were met through cash flow generated by our real estate and real estate-related investments and cash on hand. As of June 30, 2020, we had outstanding debt obligations in the aggregate principal amount of $721.9 million, with a weighted-average remaining term of 2.1 years. As of June 30, 2020, we had a total of $321.5 million of debt obligations scheduled to mature within 12 months of that date. We plan to exercise our extension options available under our loan agreements or pay down or refinance the related notes payable prior to their maturity dates.

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
Cash Flows from Operating Activities
As of June 30, 2020, we consolidated six office properties, one office portfolio consisting of four office buildings and 14 acres of undeveloped land, one apartment property, one residential home portfolio consisting of 1,190 single-family homes and three investments in undeveloped land with approximately 1,000 developable acres and owned five investments in unconsolidated joint ventures and three investments in real estate equity securities. During the six months ended June 30, 2020, net cash provided by operating activities was $4.1 million. We expect that our cash flows from operating activities will increase in future periods as a result of leasing additional space that is currently unoccupied and anticipated future acquisitions of real estate and real estate-related investments. However, our cash flows from operating activities may decrease to the extent that we dispose of additional assets.
Cash Flows from Investing Activities
Net cash used in investing activities was $38.3 million for the six months ended June 30, 2020 and primarily consisted of the following:
•Investment in real estate equity securities of $21.3 million;
•Acquisition of real estate of $17.2 million;
•Improvements to real estate of $11.5 million;
•Proceeds from the sale of real estate equity securities of $11.0 million; and
•Distribution of capital from unconsolidated entities of $1.2 million.
Cash Flows from Financing Activities
Net cash provided by financing activities was $40.3 million for the six months ended June 30, 2020 and consisted primarily of the following:
•$42.3 million of net cash provided by debt and other financings as a result of proceeds from notes payable of $101.9 million, partially offset by principal payments on notes and bonds payable of $57.1 million and payments of deferred financing costs of $2.5 million;
•$0.8 million of cash used for redemptions of common stock;
•$0.5 million of offering costs paid in connection with a potential offering;
•$0.3 million of cash used for preferred dividends; and
•$0.3 million of net cash distributions to stockholders, after giving effect to distributions reinvested by stockholders of $0.3 million.
In order to execute our investment strategy, we utilize secured debt and we may, to the extent available, utilize unsecured debt, to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinancing and interest risks, are properly balanced with the benefit of using leverage. There is no limitation on the amount we may borrow for any single investment. Our charter limits our total liabilities such that our total liabilities may not exceed 75% of the cost of our tangible assets; however, we may exceed that limit if a majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our common stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of June 30, 2020, our borrowings and other liabilities were both approximately 70% of the cost (before depreciation and other noncash reserves) and the book value (before depreciation) of our tangible assets.
In March 2016, we, through a wholly-owned subsidiary, issued 970.2 million Israeli new Shekels (approximately $249.2 million as of March 8, 2016) in 4.25% bonds to investors in Israel pursuant to a public offering registered in Israel. The bonds have a seven year term, with principal payable in five equal annual installments from 2019 to 2023.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
February 16, 2020, Pacific Oak SOR BVI issued 254.1 million Israeli new Shekels (approximately $74.1 million as of February 16, 2020) of the Series B Debentures to Israeli investors pursuant to a public offering registered with the Israel Securities Authority. The Series B Debentures will bear interest at the rate of 3.93% per year. The Series B Debentures have principal installment payments equal to 33.33% of the face amount of the Series B Debentures on January 31st of each year from 2024 to 2026.
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

Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of June 30, 2020 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2020	2021-2022	2023-2024	Thereafter
Outstanding debt obligations (1)	$721,946	$839	$464,774	$140,673	$115,660
Interest payments on outstanding debt obligations (2)	55,057	11,268	26,068	12,064	5,657
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts, maturity dates, foreign currency rates and interest rates in effect at June 30, 2020. We incurred interest expense of $12.8 million, excluding amortization of deferred financing costs of $1.7 million and including interest capitalized of $1.7 million, for the six months ended June 30, 2020.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Results of Operations
Overview
As of June 30, 2019, we consolidated seven office properties, one office portfolio consisting of four office buildings and 14 acres of undeveloped land, one retail property, one apartment property and three investments in undeveloped land with approximately 1,000 developable acres and owned five investments in unconsolidated joint ventures and three investments in real estate equity securities. As of June 30, 2020, we consolidated six office properties, one office portfolio consisting of four office buildings and 14 acres of undeveloped land, one apartment property and three investments in undeveloped land with approximately 1,000 developable acres, one residential home portfolio consisting of 1,190 single-family homes and owned five investments in unconsolidated joint ventures and three investments in real estate equity securities. Our results of operations for the three and six months ended June 30, 2020 may not be indicative of those in future periods due to acquisition and disposition activities and COVID-19 related impacts. Additionally, the occupancy in our properties, excluding our residential home portfolio, has not been stabilized. As of June 30, 2020, our office properties were collectively 78% occupied, our residential home portfolio was 95% occupied and our apartment property was 84% occupied. However, due to the amount of near-term lease expirations, we do not put significant emphasis on quarterly changes in occupancy (positive or negative) in the short run. Our underwriting and valuations are generally more sensitive to “terminal values” that may be realized upon the disposition of the assets in the portfolio and less sensitive to ongoing cash flows generated by the portfolio in the years leading up to an eventual sale. There are no guarantees that occupancies of our assets will increase, or that we will recognize a gain on the sale of our assets. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of leasing additional space and acquiring additional assets but decrease due to disposition activity.
Comparison of the three months ended June 30, 2020 versus the three months ended June 30, 2019
The following table provides summary information about our results of operations for the three months ended June 30, 2020 and 2019 (dollar amounts in thousands):

	Three Months Ended June 30,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions/ Dispositions (1)	$ Change Due to Investments Held Throughout Both Periods (2)
	2020	2019
Rental income	$21,846	$19,837	$2,009	10%	$826	$1,183
Other operating income	801	1,509	(708)	(47)%	292	(1,000)
Dividend income from real estate equity securities	874	343	531	155%	531	—
Operating, maintenance, and management costs	6,799	6,826	(27)	—%	124	(151)
Real estate taxes and insurance	3,351	3,301	50	2%	52	(2)
Asset management fees to affiliate	2,336	1,971	365	19%	320	45
General and administrative expenses	1,789	2,015	(226)	(11)%	n/a	n/a
Foreign currency transaction loss, net	2,213	2,474	(261)	(11)%	n/a	n/a
Depreciation and amortization	8,964	8,357	607	7%	440	167
Interest expense	5,985	7,249	(1,264)	(17)%	170	(1,434)
Equity in income (loss) of unconsolidated entities	665	(215)	880	(409)%	—	880
Other interest income	7	636	(629)	(99)%	n/a	n/a
Gain on real estate equity securities	11,360	4,294	7,066	165%	n/a	n/a
_____________________
(1) Represents the dollar amount increase (decrease) for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 related to real estate and real estate-related investments acquired or disposed on or after April 1, 2019.
(2) Represents the dollar amount increase (decrease) for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 with respect to real estate and real estate-related investments owned by us during the entirety of both periods presented.
Rental income increased from $19.8 million for the three months ended June 30, 2019 to $21.8 million for the three months ended June 30, 2020, primarily as a result of properties acquired in 2019 and 2020, increase in occupancy for properties held throughout both periods and partially offset by a decrease in rental rates and dispositions in 2019. The occupancy of our office properties, held throughout both periods increased from 75% as of June 30, 2019 to 79% as of June 30, 2020. Annualized base rent per square foot decreased from $25.67 as of June 30, 2019 to $25.10 as of June 30, 2020 related to properties (excluding apartments and single-family homes) held throughout both periods. We expect rental income to increase in future periods as a result of leasing additional space and to the extent we acquire additional properties, but to decrease to the extent we dispose of properties.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Other operating income decreased from $1.5 million for the three months ended June 30, 2019 to $0.8 million for the three months ended June 30, 2020, primarily due to the sale of real estate assets subsequent to June 30, 2019. We expect other operating income to increase in future periods as a result of leasing additional space, increases in parking income as we stabilize properties and to the extent we acquire additional properties, but to decrease to the extent we dispose of properties.
Dividend income from real estate equity securities increased from $0.3 million for the three months ended June 30, 2019 to $0.9 million for the three months ended June 30, 2020, primarily as a result of the acquisition of real estate equity securities subsequent to June 30, 2019. We expect dividend income from real estate equity securities to vary in future periods as a result of the timing of dividends declared and investment activity.
Property operating costs remained consistent at $6.8 million for both of the three months ended June 30, 2019 and 2020 and real estate taxes and insurance increased from $3.3 million for the three months ended June 30, 2019 to $3.4 million for the three months ended June 30, 2020, primarily as a result of properties acquired in 2019 and partially offset with properties disposed in 2019. We expect property operating costs and real estate taxes and insurance to increase in future periods to the extent we acquire additional properties, increasing occupancy of our real estate assets and general inflation, but to decrease to the extent we dispose of properties.
Asset management fees increased from $2.0 million for the three months ended June 30, 2019 to $2.3 million for the three months ended June 30, 2020, primarily as a result of properties acquired in 2019, partially offset by properties disposed in 2019. We expect asset management fees to increase in future periods to the extent we acquire additional properties, but to decrease to the extent we dispose of properties.
General and administrative expenses decreased from $2.0 million for the three months ended June 30, 2019 to $1.8 million for the three months ended June 30, 2020. We expect general and administrative expenses to fluctuate in future periods based on investment and disposition activity as well as costs incurred to evaluate strategic transactions.
We recognized a $2.2 million foreign currency transaction loss, net for the three months ended June 30, 2020 and $2.5 million of foreign currency transaction loss, net, for the three months ended June 30, 2019, related to the debentures in Israel. These debentures are denominated in Israeli new Shekels and we expect to recognize foreign transaction gains and losses based on changes in foreign currency exchange rates, but expect our exposure to be limited to the extent that we have entered into foreign currency options and foreign currency collars. As of June 30, 2020, we had entered into two foreign currency collars to hedge against a change in the exchange rate of the Israeli new Shekel versus the U.S. Dollar. The foreign currency collars expire in September 2020 and have an aggregate Israeli new Shekels notional amount of 798.0 million. During the three months ended June 30, 2020, we recognized a $3.2 million gain related to the foreign currency collars and a $5.4 million foreign currency transaction loss. During the three months ended June 30, 2019, we recognized a $1.2 million gain related to the foreign currency collar, which is shown net against $3.7 million of foreign currency transaction loss in the accompanying consolidated statements of operations as foreign currency transaction loss, net.
Depreciation and amortization increased from $8.4 million for the three months ended June 30, 2019 to $9.0 million for the three months ended June 30, 2020, primarily as a result of properties acquired in 2019 and capital expenditures. We expect depreciation and amortization to increase in future periods as a result of owning the property acquired during 2019 for an entire period and to the extent we acquire additional properties, but to decrease as a result of amortization of tenant origination costs related to lease expirations and disposition of properties.
Interest expense decreased from $7.2 million for the three months ended June 30, 2019 to $6.0 million for the three months ended June 30, 2020, primarily as a result of the paydown of debt on properties disposed in 2019 and the March 31, 2019 and 2020 Series A Debentures principal installment payments of 194.0 million Israeli new Shekels (approximately $53.6 million as of March 1, 2019 and $56.6 million as of March 1, 2020) and decreased one-month LIBOR rates during the three months ended June 30, 2020, partially offset by increased borrowings related to properties acquired in 2019, issuance of Israel Series B Debentures of 254.1 million Israeli new Shekels on February 16, 2020 (approximately $74.1 million as of February 16, 2020). Excluded from interest expense was $0.8 million and $0.7 million of interest capitalized to our investments in undeveloped land and an unconsolidated entity during the three months ended June 30, 2020 and 2019, respectively. Our interest expense in future periods will vary based on interest rate fluctuations, the amount of interest capitalized and our level of future borrowings, which will depend on the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives and will decrease to the extent we dispose of properties and paydown debt, including annual principal installment payments on the Series A and Series B Debentures.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Equity in income of unconsolidated joint ventures increased from loss of $0.2 million for the three months ended June 30, 2019 to income of $0.7 million for the three months ended June 30, 2020, primarily as a result of an increase in revenue due to new tenants for the 353 Sacramento joint venture for the three months ended June 30, 2020.
Other interest income decreased from $0.6 million for the three months ended June 30, 2019 to $7,000 for the three months ended June 30, 2020, primarily as a result of decreased dividends from money market mutual funds due to our decreased investment balance in these funds.
Gain on real estate equity securities increased from $4.3 million for the three months ended June 30, 2019 to $11.4 million for the three months ended June 30, 2020. We expect gains and losses on real estate equity securities to fluctuate in future periods as a result of changes in share prices of our investments in real estate equity securities.
Comparison of the six months ended June 30, 2020 versus the six months ended June 30, 2019
The following table provides summary information about our results of operations for the six months ended June 30, 2020 and 2019 (dollar amounts in thousands):

	Six Months Ended June 30,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions/ Dispositions (1)	$ Change Due to Investments Held Throughout Both Periods (2)
	2020	2019
Rental income	$43,937	$38,210	$5,727	15%	$2,726	$3,001
Other operating income	1,831	2,902	(1,071)	(37)%	(516)	(555)
Interest income from real estate debt securities	—	369	(369)	(100)%	(369)	—
Dividend income from real estate equity securities	2,353	2,119	234	11%	234	—
Operating, maintenance, and management costs	14,370	13,098	1,272	10%	866	406
Real estate taxes and insurance	6,779	6,279	500	8%	426	74
Asset management fees to affiliate	4,441	3,861	580	15%	474	106
General and administrative expenses	4,337	3,548	789	22%	n/a	n/a
Foreign currency transaction (gain) loss, net	(12,783)	5,290	(18,073)	(342)%	n/a	n/a
Depreciation and amortization	17,947	16,037	1,910	12%	1,288	622
Interest expense	12,781	14,417	(1,636)	(11)%	401	(2,037)
Equity in income (loss) of unconsolidated entities	993	7,096	(6,103)	(86)%	—	(6,103)
Other interest income	277	1,327	(1,050)	(79)%	n/a	n/a
(Loss) gain on real estate equity securities	(15,094)	15,459	(30,553)	(198)%	n/a	n/a
Gain on sale of real estate	—	7,569	(7,569)	(100)%	(7,569)	—
Loss on extinguishment of debt	—	(856)	856	(100)%	856	—
_____________________
(1) Represents the dollar amount increase (decrease) for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 related to real estate and real estate-related investments acquired or disposed on or after January 1, 2019.
(2) Represents the dollar amount increase (decrease) for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 with respect to real estate and real estate-related investments owned by us during the entirety of both periods presented.
Rental income increased from $38.2 million for the six months ended June 30, 2019 to $43.9 million for the six months ended June 30, 2020, primarily as a result of properties acquired in 2019 and 2020, an overall increase in rental rates and occupancy for properties held throughout both periods and partially offset by dispositions in 2019. The occupancy of our office properties, held throughout both periods increased from 75% as of June 30, 2019 to 79% as of June 30, 2020. Annualized base rent per square foot decreased from $25.67 as of June 30, 2019 to $25.10 as of June 30, 2020 related to properties (excluding apartments and single-family homes) held throughout both periods. We expect rental income to increase in future periods as a result of leasing additional space and to the extent we acquire additional properties, but to decrease to the extent we dispose of properties.
Other operating income decreased from $2.9 million for the six months ended June 30, 2019 to $1.8 million for the six months ended June 30, 2020, primarily as a result of properties disposed in 2019 and partially offset by properties acquired in 2019. We expect other operating income to increase in future periods as a result of leasing additional space, increases in parking income as we stabilize properties and to the extent we acquire additional properties, but to decrease to the extent we dispose of properties.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Interest income from real estate debt securities was $0.4 million for the six months ended June 30, 2019 and was redeemed on March 20, 2019.
Dividend income from real estate equity securities increased from $2.1 million for the six months ended June 30, 2019 to $2.4 million for the six months ended June 30, 2020, primarily as a result of the acquisition of real estate equity securities subsequent to June 30, 2019. We expect dividend income from real estate equity securities to vary in future periods as a result of the timing of dividends declared and investment activity.
Property operating costs increased from $13.1 million for the six months ended June 30, 2019 to $14.4 million for the six months ended June 30, 2020 and real estate taxes and insurance increased from $6.3 million for the six months ended June 30, 2019 to $6.8 million for the six months ended June 30, 2020, primarily as a result of properties acquired in 2019 and partially offset with properties disposed in 2019. We expect property operating costs and real estate taxes and insurance to increase in future periods to the extent we acquire additional properties, increasing occupancy of our real estate assets and general inflation, but to decrease to the extent we dispose of properties.
Asset management fees increased from $3.9 million for the six months ended June 30, 2019 to $4.4 million for the six months ended June 30, 2020, primarily as a result of properties acquired in 2019, partially offset by properties disposed in 2019. We expect asset management fees to increase in future periods to the extent we acquire additional properties, but to decrease to the extent we dispose of properties.
General and administrative expenses increased from $3.5 million for the six months ended June 30, 2019 to $4.3 million for the six months ended June 30, 2020, primarily due to increased legal and advisory expenses million related to the proposed merger with Pacific Oak Strategic Opportunity REIT II. We expect general and administrative expenses to fluctuate in future periods based on investment and disposition activity as well as costs incurred to evaluate strategic transactions.
We recognized a $12.8 million foreign currency transaction gain, net for the six months ended June 30, 2020 and $5.3 million of foreign currency transaction loss, net, for the six months ended June 30, 2019, related to the debentures in Israel. These debentures are denominated in Israeli new Shekels and we expect to recognize foreign transaction gains and losses based on changes in foreign currency exchange rates, but expect our exposure to be limited to the extent that we have entered into foreign currency options and foreign currency collars. As of June 30, 2020, we had entered into two foreign currency collars to hedge against a change in the exchange rate of the Israeli new Shekel versus the U.S. Dollar. The foreign currency collars expire in September 2020 and have an aggregate Israeli new Shekels notional amount of 798.0 million. During the six months ended June 30, 2020, we recognized a $12.2 million gain related to the foreign currency collars and a $0.6 million foreign currency transaction gain. During the six months ended June 30, 2019, we recognized a $4.2 million gain related to the foreign currency collar, which is shown net against $9.5 million of foreign currency transaction loss in the accompanying consolidated statements of operations as foreign currency transaction loss, net.
Depreciation and amortization increased from $16.0 million for the six months ended June 30, 2019 to $17.9 million for the six months ended June 30, 2020, primarily as a result of properties acquired in 2019 and capital expenditures. We expect depreciation and amortization to increase in future periods as a result of owning the property acquired during 2019 for an entire period and to the extent we acquire additional properties, but to decrease as a result of amortization of tenant origination costs related to lease expirations and disposition of properties.
Interest expense decreased from $14.4 million for the six months ended June 30, 2019 to $12.8 million for the six months ended June 30, 2020, primarily as a result of the paydown of debt on properties disposed in 2019 and the March 31, 2019 and 2020 Series A Debentures principal installment payments of 194.0 million Israeli new Shekels (approximately $53.6 million as of March 1, 2019 and $56.6 million as of March 1, 2020) and decreased one-month LIBOR rates during the six months ended June 30, 2020, partially offset by increased borrowings related to properties acquired in 2019, issuance of Israel Series B Debentures of 254.1 million Israeli new Shekels on February 16, 2020 (approximately $74.1 million as of February 16, 2020). Excluded from interest expense was $1.7 million and $1.4 million of interest capitalized to our investments in undeveloped land and an unconsolidated entity during the six months ended June 30, 2020 and 2019, respectively. Our interest expense in future periods will vary based on interest rate fluctuations, the amount of interest capitalized and our level of future borrowings, which will depend on the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives and will decrease to the extent we dispose of properties and paydown debt, including annual principal installment payments on the Series A and Series B Debentures.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Equity in income of unconsolidated joint ventures decreased from income of $7.1 million for the six months ended June 30, 2019 to income of $1.0 million for the six months ended June 30, 2020, primarily as a result of the $7.8 million distribution from the 110 William Joint Venture during the six months ended June 30, 2019. During the six months ended June 30, 2019, we recorded $7.5 million equity in income from the 110 William Joint Venture, which includes a $7.8 million gain related to a distribution received, net of our share of net losses of $0.3 million. We ceased to record the 110 William Joint Venture under the equity method of accounting due to distributions received during the six months ended June 30, 2019 exceeding our investment balance.
Other interest income decreased from $1.3 million for the six months ended June 30, 2019 to $0.3 million for the six months ended June 30, 2020, primarily as a result of decreased dividends from money market mutual funds due to our decreased investment balance in these funds.
Gain on real estate equity securities was $15.5 million for the six months ended June 30, 2019, which was made up of a$12.1 million unrealized gain on real estate securities held at June 30, 2019 and a $3.4 million realized gain on real estate securities sold during the six months ended June 30, 2019. Loss on real estate equity securities was $15.1 million for the six months ended June 30, 2020. We expect gains and losses on real estate equity securities to fluctuate in future periods as a result of changes in share prices of our investments in real estate equity securities.
During the six months ended June 30, 2019, we sold one apartment property that resulted in a gain on sale of $7.6 million. There were no dispositions during the six months ended June 30, 2020.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Adjusted MFFO includes adjustments to reduce MFFO related to real estate taxes, property insurance and financing costs which are capitalized with respect to certain of our investments in undeveloped land.  We have included adjustments for the costs incurred necessary to bring these investments to their intended use, as these costs are recurring operating costs that are capitalized in accordance with GAAP and not reflected in our net (loss) income, FFO and MFFO. In addition, adjusted MFFO includes an adjustment for casualty loss and fair value change of restricted stock payable. We believe excluding these items appropriately presents the ongoing operating performance of our real estate investments on a comparative basis.
Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculations of MFFO and Adjusted MFFO, for the three and six months ended June 30, 2020 and 2019 (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020		2019
Net income (loss) attributable to common stockholders	$3,668	$(6,249)	$(14,304)		$10,532
Depreciation of real estate assets	5,758	4,858	11,368		9,282
Amortization of lease-related costs	3,206	3,499	6,579		6,755
Loss (gain) on sale of real estate (1)	—	6	—		(7,569)
(Gain) loss on real estate equity securities	(11,360)	(4,294)	15,094		(15,459)
Adjustments for noncontrolling interests - consolidated entities (2)	(71)	(79)	(145)		625
Adjustments for investments in unconsolidated entities (3)	1,607	1,671	2,460		(5,058)
FFO attributable to common stockholders	2,808	(588)	21,052		(892)
Straight-line rent and amortization of above- and below-market leases	(769)	(1,244)	(1,973)		(2,766)
Accretion of interest income on real estate debt securities	—	—	—		(13)
Amortization of net premium/discount on bond and notes payable	(25)	(26)	(51)		(46)
Loss on extinguishment of debt	—	—	—		856
Unrealized (gain) loss on interest rate caps	(7)	7	(21)		37
Mark-to-market foreign currency transaction loss (gain), net	2,213	2,474	(12,783)		5,290
Adjustments for noncontrolling interests - consolidated entities (2)	(1)	(94)	11		(92)
Adjustments for investments in unconsolidated entities (3)	(1,211)	(1,389)	(2,033)		(3,006)
MFFO attributable to common stockholders	3,008	(860)	4,202		(632)
Other capitalized operating expenses (4)	(864)	(772)	(1,876)		(1,536)
Casualty-related (gain) loss	(51)	506	(51)		506
Adjustments for noncontrolling interests - consolidated entities (2)	—	(51)	—		(51)
Subordinated performance fee due upon termination to affiliate	307	—	307	3	—
Adjusted MFFO attributable to common stockholders	$2,400	$(1,177)	$2,582		$(1,713)
_____________________
(1) Reflects an adjustment to eliminate gain on sale of real estate.
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
Common distributions declared, distributions paid and cash flows provided by operations were as follows for the first quarter of 2020 (in thousands, except per share amounts):

	Distribution Declared	Distributions Declared Per Share	Distributions Paid (1)			Cash Flows (Used In) Provided By Operations
Period			Cash	Reinvested	Total
First Quarter 2020	$596	$0.0086	$305	$262	$567	$(1,520)
Second Quarter 2020	—	—	29	—	29	5,616
	$596	$0.0086	$334	$262	$596	$4,096
On January 23, 2020, our board of directors authorized a distribution in the amount of $0.0086 per share of common stock to stockholders of record as of the close of business on January 29, 2020. We paid this distribution on January 29, 2020 and this was the only distribution declared during the first quarter of 2020.
For the six months ended June 30, 2020, we paid aggregate distributions of $0.6 million, including $0.3 million of distributions paid in cash and $0.3 million of distributions reinvested through our dividend reinvestment plan. Our net loss attributable to common stockholders for the six months ended June 30, 2020 was $13.8 million and our cash flows provided by operations were $4.9 million. Our cumulative distributions paid and net income attributable to common stockholders from inception through June 30, 2020 were $195.4 million and $155.5 million, respectively. We have funded our cumulative distributions paid, which includes net cash distributions and distributions reinvested by stockholders, with proceeds from debt financing of $18.7 million, proceeds from the dispositions of property of $83.4 million and cash provided by operations of $98.8 million. To the extent that we pay distributions from sources other than our cash flow from operations or gains from asset sales, we will have fewer funds available for investment in real estate-related loans, opportunistic real estate, real estate-related debt securities and other real estate-related investments, the overall return to our stockholders may be reduced and subsequent investors may experience dilution.

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
Battery Point Trust Inc. Acquisition
On July 1, 2020, we acquired, through our subsidiaries, Battery Point Trust Inc., a Maryland corporation (“Battery Point”). Battery Point is a real estate investment trust that owns 559 single-family rental homes throughout the Midwestern and Southeastern United States. Following this transaction, we now own 1,749 single-family rental homes nationwide. All of these assets are held by us through our subsidiary, PORT OP LP (formerly known as Reven Housing REIT OP, L.P.), a Delaware limited partnership (“PORT OP”).

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
We acquired Battery Point by acquiring all the 1,000,000 outstanding shares of Battery Point common stock from BPT Holdings, LLC (“BPT Holdings”), a wholly owned subsidiary of Pacific Oak Capital Advisors. Our external advisor and is owned and controlled by Keith D. Hall, our Chief Executive Officer and a director, and Peter M. McMillan, our President and Chairman of the Board. In exchange, BPT Holdings received 510,816 common equity units in PORT OP, approximately 4.5% of the outstanding common equity units. The value of the interests exchanged was estimated by the participants at approximately $3.0 million. As a result of the Battery Point acquisition, our 640,000 shares of Battery Point Series A-3 Preferred Units will be eliminated in consolidation. We are in process of assessing the fair value of the acquired tangible assets, liabilities assumed and any applicable intangible assets and liabilities for this business combination.

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
As of June 30, 2020, we had entered into two foreign currency collars to hedge against a change in the exchange rate of the Israeli new Shekel versus the U.S. Dollar. The foreign currency collars both expire in September 2020 and has Israeli new Shekels notional amounts of 380.0 million and 418.0 million. The 380.0 million foreign currency collar consists of a purchased call option to buy Israeli new Shekels at 3.70 and a sold put option to sell the Israeli new Shekels at 3.82. The foreign currency collar is intended to permit us to exchange, on the settlement date of the collar, 380.0 million Israeli new Shekels for an amount ranging from $99.5 million to $102.7 million. The 418.0 million foreign currency collar consists of a purchased call option to buy Israeli new Shekels at 3.5875 and a sold put option to sell the Israeli new Shekels at 3.725. The foreign currency collar is intended to permit us to exchange, on the settlement date of the collar, 418.0 million Israeli new Shekels for an amount ranging from $112.2 million to $116.5 million.
As of June 30, 2020, we held 37.8 million Israeli new Shekels and 20.0 million Israeli new Shekels in cash and restricted cash, respectively. In addition, as of June 30, 2020, we had bonds outstanding and the related interest payable in the amounts of 848.2 million Israeli new Shekels and 12.0 million Israeli new Shekels, respectively. Foreign currency exchange rate risk is the possibility that our financial results could be better or worse than planned because of changes in foreign currency exchange rates. Based solely on the remeasurement for the six months ended June 30, 2020, if foreign currency exchange rates were to increase or decrease by 10%, our net income would increase or decrease by approximately $20.8 million and $25.3 million, respectively, for the same period. The foreign currency transaction income or loss as a result of the change in foreign currency exchange rates does not take into account any gains or losses on our foreign currency collar as a result of such change, which would reduce our foreign currency exposure.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 3.  Quantitative and Qualitative Disclosures about Market Risk (continued)

We borrow funds at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of June 30, 2020, the fair value of our Pacific Oak SOR (BVI) Holdings, Ltd. Series A and Series B Debentures was $142.1 million and $56.0 million, respectively, and the outstanding principal balance was $168.0 million and $73.3 million, respectively. As of June 30, 2020, excluding the Pacific Oak SOR (BVI) Holdings, Ltd. Series A and Series B Debentures, the fair value of our fixed rate debt was $61.7 million and the outstanding principal balance of our fixed rate debt was $57.3 million. The fair value estimate of our Pacific Oak SOR (BVI) Holdings, Ltd. Series A and Series B Debentures were calculated using the quoted bond price as of June 30, 2020 on the Tel Aviv Stock Exchange of 86 and 77.85 Israeli new Shekels, respectively. The fair value estimate of our fixed rate debt was calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of June 30, 2020. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting changes in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on variable rate debt would change our future earnings and cash flows, but would not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. As of June 30, 2020, we had entered into three separate interest rate caps with an aggregate notional of $175.6 million which effectively limits our exposure to increases in one-month LIBOR above certain thresholds. Based on interest rates as of June 30, 2020, if interest rates were 100 basis points higher or lower during the 12 months ending June 30, 2021, interest expense on our variable rate debt would increase or decrease by $4.0 million.
The weighted-average interest rates of our fixed rate debt and variable rate debt as of June 30, 2020 were 4.3% and 2.1%, respectively. The interest rate and weighted-average interest rate represent the actual interest rate in effect as of June 30, 2020 (consisting of the contractual interest rate and the effect of contractual floor rates, if applicable), using interest rate indices as of June 30, 2020 where applicable.
We are exposed to financial market risk with respect to our real estate equity securities. Financial market risk is the risk that we will incur economic losses due to adverse changes in our real estate equity security prices. Our exposure to changes in real estate equity security prices is a result of our investment in these types of securities. Market prices are subject to fluctuation and, therefore, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market prices of a real estate equity security may result from any number of factors, including perceived changes in the underlying fundamental characteristics of the issuer, the relative price of alternative investments, interest rates, default rates and general market conditions. In addition, amounts realized in the sale of a particular security may be affected by the relative quantity of the real estate equity security being sold. We do not currently engage in derivative or other hedging transactions to manage our real estate equity security price risk. As of June 30, 2020, we owned real estate equity securities with a book value of $76.7 million. Based solely on the prices of real estate equity securities as of June 30, 2020, if prices were to increase or decrease by 10%, our net income would increase or decrease by approximately $7.7 million.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
None.

Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 and Part II, Item 1A of our Quarterly Report on Form 10-Q for the three months ended March 31, 2020, each as filed with the SEC.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds
a)During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.
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
Effective beginning with the month of February 2020, we have suspended (a) redemptions requested under the share redemption program in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence”, until we and POSOR II file with the SEC a registration statement on Form S-4 containing a Joint Proxy Statement/Prospectus for the proposed Merger, and (b) all other redemptions under the share redemption program until after the Merger closes. The Form S-4 was filed on June 15, 2020 with the SEC.
During the six months ended June 30, 2020, we fulfilled redemption requests eligible for redemption under our share redemption program and received in good order and funded redemptions under our share redemption program with the net proceeds from our dividend reinvestment plan and cash on hand. We redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed	Average Price Paid Per Share (1)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2020	44,025	$10.63	(2)
February 2020	—	$—	(2)
March 2020	—	$—	(2)
April 2020	—	$—	(2)
May 2020	—	$—	(2)
June 2020	33,505	$10.63	(2)
Total	77,530
_____________________
(1) On December 17, 2019, our board of directors approved an estimated value per share of our common stock of $10.63. The change in the redemption price became effective for the December 2019 redemption date and is effective until the estimated value per share is updated. We expect to update our estimated value per share no later than December 2020.
(2) We limit the dollar value of shares that may be redeemed under the program as described above. During the six months ended June 30, 2020, we redeemed $0.8 million of common stock under the program, which represented all redemption requests received in good order and eligible for redemption through the June 2020 redemption date, except for the $60.3 million of shares in connection with redemption requests not made upon a stockholder’s death, “qualifying disability” or “determination of incompetence,” which redemption requests will be fulfilled subject to the limitations described above. Based on the Eleventh SRP, we have $6,000 available for redemptions in the remainder of 2020, including shares that are redeemed in connection with a stockholders’ death, “qualifying disability” or “determination of incompetence,” subject to the limitations described above.

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

3.1	Second Articles of Amendment and Restatement, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed February 4, 2010

3.2	Articles of Amendment, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed November 1, 2019

3.3	Articles of Amendment, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 23, 2019

3.4	Third Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed November 1, 2019

3.5	Amendment No.1 to Third Amended and Restated Bylaws, incorporate by reference to Exhibit 3.1 to the Company’s Current Report on 8-K filed July 10, 2020

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

10.1
Exchange Agreement, by and among Pacific Oak Residential Trust, Inc., PORT OP LP, Pacific Oak SOR Battery Point LLC, Battery Point Trust Inc., and BPT Holdings LLC, dated as of July 1, 2020, incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-4/A filed July 15, 2020

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

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.

Date:	August 7, 2020	By:	/S/ KEITH D. HALL
Keith D. Hall
Chief Executive Officer and Director
(principal executive officer)

Date:	August 7, 2020	By:	/S/ MICHAEL A. BENDER
Michael A. Bender
Chief Financial Officer
(principal financial officer)