Form 10-Q
period 2020-09-30
Pacific Oak Strategic Opportunity REIT, Inc.
filed 2020-11-13
CIK 1452936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

 FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
As of November 11, 2020, there were 98,198,922 outstanding shares of common stock of Pacific Oak Strategic Opportunity REIT, Inc.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
FORM 10-Q
September 30, 2020

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2020	December 31, 2019
	(unaudited)
Assets
Real estate held for investment, net	$822,498	$759,479
Real estate equity securities	84,365	81,439
Total real estate and real estate-related investments, net	906,863	840,918
Cash and cash equivalents	77,617	76,492
Restricted cash	11,721	12,002
Investments in unconsolidated entities	69,686	78,276
Rents and other receivables, net	19,607	16,593
Above-market leases, net	2,732	2,973
Prepaid expenses and other assets	15,174	13,988
Total assets	$1,103,400	$1,041,242
Liabilities, mezzanine equity and equity
Notes and bonds payable, net	$758,075	$673,663
Accounts payable and accrued liabilities	15,579	21,329
Due to affiliates	6,449	1,635
Below-market leases, net	2,504	3,180
Other liabilities	19,745	19,801
Redeemable common stock payable	262	829
Restricted stock payable	15,506	16,320
Total liabilities	818,120	736,757
Commitments and contingencies (Note 15)
Mezzanine equity
Restricted stock	12,089	12,089
Noncontrolling Series A Cumulative Convertible Redeemable Preferred Stock	15,233	15,008
Redeemable noncontrolling interest	3,001	—
Equity
Pacific Oak Strategic Opportunity REIT, Inc. stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 69,225,016 and 65,866,765 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	693	659
Additional paid-in capital	553,129	553,170
Cumulative distributions and net income	(299,589)	(277,196)
Total Pacific Oak Strategic Opportunity REIT, Inc. stockholders’ equity	254,233	276,633
Noncontrolling interests	724	755
Total equity	254,957	277,388
Total liabilities, mezzanine equity and equity	$1,103,400	$1,041,242

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Rental income	$23,871	$21,669	$67,808	$59,879
Other operating income	888	1,317	2,722	4,219
Interest income from real estate debt securities	—	—	—	369
Dividend income from real estate equity securities	2,986	2,296	5,339	4,414
Total revenues	27,745	25,282	75,869	68,881
Expenses:
Operating, maintenance, and management costs	7,888	8,156	22,258	21,254
Real estate taxes and insurance	3,791	3,278	10,570	9,556
Asset management fees to affiliates	2,426	2,093	6,867	5,954
General and administrative expenses	1,960	2,038	6,302	5,586
Foreign currency transaction loss (gain), net	445	5,344	(12,338)	10,634
Depreciation and amortization	9,470	9,239	27,417	25,276
Interest expense	6,274	7,359	19,055	21,776
Total expenses	32,254	37,507	80,131	100,036
Other income (loss):
Gain from remeasurement of prior equity interest	2,009	—	2,009	—
Income from NIP	—	—	52	—
Equity in income (loss) of unconsolidated entities	519	(419)	1,512	6,677
Casualty-related gain	—	—	51	(506)
Other interest income	19	536	297	1,862
(Loss) gain on real estate equity securities	(6,527)	3,845	(21,620)	19,304
Change in subordinated performance fee due upon termination to affiliate	1,121	—	814	—
Gain on sale of real estate	—	10,559	—	18,128
Loss on extinguishment of debt	—	(6)	—	(861)
Total other (loss) income, net	(2,859)	14,515	(16,885)	44,604
Net (loss) income	(7,368)	2,290	(21,147)	13,449
Net loss (income) attributable to noncontrolling interests	43	(1,518)	115	(2,145)
Net loss attributable to redeemable noncontrolling interest	23	—	23	—
Preferred stock dividends	(191)	—	(788)	—
Net (loss) income attributable to common stockholders	$(7,493)	$772	$(21,797)	$11,304
Net (loss) income per common share, basic and diluted	$(0.11)	$0.01	$(0.32)	$0.17
Weighted-average number of common shares outstanding, basic and diluted	69,225,212	66,326,646	68,179,046	66,564,532

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended September 30, 2020 and 2019
(unaudited)
(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Income (Loss)	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amounts
Balance, June 30, 2020	69,225,617	$693	$553,129	$(292,096)	$261,726	$795	$262,521
Net loss	—	—	—	(7,493)	(7,493)	(43)	(7,536)
Transfers from redeemable common stock	—	—	6	—	6	—	6
Redemptions of common stock	(601)	—	(6)	—	(6)	—	(6)
Distribution to noncontrolling interest	—	—	—	—	—	(28)	(28)
Balance, September 30, 2020	69,225,016	$693	$553,129	$(299,589)	$254,233	$724	$254,957

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Income (Loss)	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amounts
Balance, June 30, 2019	66,342,855	$663	$547,767	$(247,603)	$300,827	$1,325	$302,152
Net income	—	—	—	772	772	1,518	2,290
Issuance of common stock	27,434	—	271	—	271	—	271
Transfers from redeemable common stock	—	—	2,040	—	2,040	—	2,040
Redemption of common stock	(245,571)	(2)	(2,324)	—	(2,326)	—	(2,326)
Distributions declared	—	—	—	(570)	(570)	—	(570)
Other offering costs	—	—	(4)	—	(4)	—	(4)
Distributions to noncontrolling interests	—	—	—	—	—	(1,969)	(1,969)
Balance, September 30, 2019	66,124,718	$661	$547,750	$(247,401)	$301,010	$874	$301,884

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Nine Months Ended September 30, 2020 and 2019
(unaudited)
(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Income (Loss)	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amounts
Balance, December 31, 2019	65,866,765	$659	$553,170	$(277,196)	$276,633	$755	$277,388
Net loss	—	—	—	(21,797)	(21,797)	(115)	(21,912)
Issuance of common stock	24,645	—	262	—	262	—	262
Transfers from redeemable common stock	—	—	567	—	567	—	567
Redemptions of common stock	(78,131)	—	(830)	—	(830)	—	(830)
Distributions declared	—	—	—	(596)	(596)	—	(596)
Other offering costs	—	—	(6)	—	(6)	—	(6)
Issuance of restricted stock	3,411,737	34	(34)	—	—	—	—
Noncontrolling interests contributions	—	—	—	—	—	112	112
Distribution to noncontrolling interest	—	—	—	—	—	(28)	(28)
Balance, September 30, 2020	69,225,016	$693	$553,129	$(299,589)	$254,233	$724	$254,957

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Income (Loss)	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amounts
Balance, December 31, 2018	66,822,861	$668	$547,770	$(256,984)	$291,454	$2,510	$293,964
Net income	—	—	—	11,304	11,304	2,145	13,449
Issuance of common stock	84,248	1	834	—	835	—	835
Transfers from redeemable common stock	—	—	6,577	—	6,577	—	6,577
Redemption of common stock	(782,391)	(8)	(7,425)	—	(7,433)	—	(7,433)
Distributions declared	—	—	—	(1,721)	(1,721)	—	(1,721)
Other offering costs	—	—	(6)	—	(6)	—	(6)
Noncontrolling interests contributions	—	—	—	—	—	12	12
Distributions to noncontrolling interests	—	—	—	—	—	(3,793)	(3,793)
Balance, September 30, 2019	66,124,718	$661	$547,750	$(247,401)	$301,010	$874	$301,884

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash Flows from Operating Activities:
Net (loss) income	$(21,147)	$13,449
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Change in subordinated performance fee due upon termination to affiliate	(814)	—
Casualty-related loss	—	506
Gain from remeasurement of prior equity interest	(2,009)	—
Equity in income of unconsolidated entities	(1,151)	(6,677)
Depreciation and amortization	27,417	25,276
Loss (gain) on real estate equity securities	21,620	(19,304)
Gain on sale of real estate	—	(18,128)
Loss on extinguishment of debt	—	861
Unrealized loss on interest rate caps	10	50
Deferred rent	(2,559)	(3,213)
Amortization of above- and below-market leases, net	(435)	(856)
Amortization of deferred financing costs	2,481	2,683
Accretion of interest income on real estate debt securities	—	(13)
Amortization of premium on bond and notes payable	14	(73)
Foreign currency transaction (gain) loss, net	(12,338)	10,634
Changes in assets and liabilities:
Rents and other receivables	(566)	(2,164)
Prepaid expenses and other assets	(2,286)	(4,527)
Accounts payable and accrued liabilities	(3,471)	(559)
Due to affiliates	182	8
Other liabilities	(142)	(97)
Net cash provided by (used in) operating activities	4,806	(2,144)
Cash Flows from Investing Activities:
Acquisitions of real estate, net of cash acquired	(19,034)	(90,266)
Improvements to real estate	(15,946)	(25,833)
Proceeds from sales of real estate, net	—	43,164
Insurance proceeds received for property damages	—	438
Contributions to unconsolidated entities	(1,708)	(5,050)
Distributions of capital from unconsolidated entities	1,225	8,051
Purchase of interest rate cap	(6)	(28)
Investment in real estate equity securities	(35,510)	(10,015)
Proceeds from the sale of real estate equity securities	10,964	24,076
Proceeds from principal repayment on real estate debt securities	—	7,750
Proceeds from disposition of foreign currency collars	14,125	—
Funding of development obligations	—	(134)
Net cash used in investing activities	(45,890)	(47,847)
Cash Flows from Financing Activities:
Proceeds from notes and bonds payable	104,143	84,268
Principal payments on notes and bonds payable	(57,611)	(73,250)
Payments of deferred financing costs	(2,438)	(1,121)
Payments to redeem common stock	(830)	(7,433)
Payment of prepaid other offering costs	(606)	(2)
Distributions paid	(334)	(886)
Preferred dividends paid	(563)	—
Noncontrolling interest contributions	112	12
Distributions to noncontrolling interests	(28)	(3,793)
Other financing proceeds, net	—	1,822
Net cash provided by financing activities	41,845	(383)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	83	2,367
Net increase (decrease) in cash, cash equivalents and restricted cash	844	(48,007)
Cash, cash equivalents and restricted cash, beginning of period	88,494	162,727
Cash, cash equivalents and restricted cash, end of period	$89,338	$114,720

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
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
Subject to certain restrictions and limitations, the business of the Company was externally managed by KBS Capital Advisors LLC (“KBS Capital Advisors”), an affiliate of the Company, pursuant to an advisory agreement the Company renewed with KBS Capital Advisors on October 7, 2019. KBS Capital Advisors conducted the Company’s operations and managed its portfolio of real estate and other real estate-related investments. On October 31, 2019, KBS Capital Advisors ceased to serve as the Company’s advisor or have any advisory responsibility to the Company immediately following the filing of the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2019 (filed November 8, 2019) with the Securities and Exchange Commission (the “SEC”). On November 1, 2019, the Company entered into an advisory agreement with Pacific Oak Capital Advisors, LLC (the “Advisor”), which was renewed on November 1, 2020. The advisory agreement is currently effective through November 1, 2021; however the Company or the Advisor may terminate the advisory agreement without cause or penalty upon providing 60 days’ written notice. The terms of the advisory agreement are consistent with those of the advisory agreement that was previously in effect with KBS Capital Advisors, except as discussed in Note 10.
On February 19, 2020, the Company, Pacific Oak SOR II, LLC, an indirect subsidiary of the Company (“Merger Sub”), and Pacific Oak Strategic Opportunity REIT II, Inc. (“POSOR II”) entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the Merger Agreement, on October 5, 2020, POSOR II merged with and into Merger Sub (the “Merger”), with Merger Sub surviving the Merger (the “Surviving Entity”), such that following the Merger, the Surviving Entity continued as an indirect subsidiary of the Company. In accordance with the applicable provisions of the Maryland General Corporation Law, the separate existence of POSOR II ceased. At the effective time of the Merger, each issued and outstanding share of POSOR II’s common stock converted into the right to receive 0.9643 shares of the Company's common stock.
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
The Company sold 56,584,976 shares of common stock in its primary offering for gross offering proceeds of $561.7 million. As of September 30, 2020, the Company had sold 6,851,969 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $76.5 million. Also, as of September 30, 2020, the Company had redeemed 23,897,205 shares for $286.3 million. As of September 30, 2020, the Company had issued 25,976,746 shares of common stock in connection with special dividends. Additionally, on December 29, 2011 and October 23, 2012, the Company issued 220,994 shares and 55,249 shares of common stock, respectively, for $2.0 million and $0.5 million, respectively, in private transactions exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933. On March 27, 2020, the Company issued 3,411,737 restricted shares of its common stock (the “Restricted Stock”) to KBS Capital Advisors pursuant to a Restricted Stock Agreement, dated as of March 27, 2020 (the “Restricted Stock Agreement”).

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2020
(unaudited)
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
As of September 30, 2020, the Company consolidated six office properties, one office portfolio consisting of four office buildings and 14 acres of undeveloped land, one apartment property, three investments in undeveloped land with approximately 1,000 developable acres, one residential home portfolio consisting of 1,769 single-family homes and owned six investments in unconsolidated entities and three investments in real estate equity securities.

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
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the FASB Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2020
(unaudited)
Liquidity
Each reporting period management evaluates the Company’s ability to continue as a going concern by evaluating conditions and events, including assessing the liquidity needs to satisfy upcoming debt obligations. As further discussed in Note 7, the Company has significant debt coming due over the next 12-month period. In order to satisfy obligations as they mature, management plans to utilize extension options available in the respective loan agreements, may seek to refinance certain debt instruments, may market one or more properties for sale or may negotiate a turnover of one or more secured properties back to the related mortgage lender. Based upon these plans, management believes it will have sufficient liquidity to continue as a going concern. There can be no assurance as to the certainty or timing of any of management’s plans. Refer to Note 7 for further discussion.
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
Redeemable Common Stock
The Company limits the dollar value of shares that may be redeemed under the share redemption program. During the nine months ended September 30, 2020, the Company had redeemed $0.8 million of common stock under the share redemption program. The Company processed all redemption requests received in good order and eligible for redemption through the September 2020 redemption date, except for 5,938,443 shares totaling $60.0 million due to the limitations under the share redemption program. The Company recorded $0.3 million and $0.8 million of redeemable common stock payable on the Company’s balance sheet as of September 30, 2020 and December 31, 2019, respectively, related to unfulfilled redemption requests received in good order under the share redemption program. Based on the eleventh amended and restated share redemption program, the Company has fully exhausted all redemption amounts for the remainder of 2020, including shares that are redeemed in connection with a stockholders’ death, “qualifying disability” or “determination of incompetence”. Effective beginning with the month of February 2020, the Company suspended (a) redemptions requested under the share redemption program in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence”, until the Company and POSOR II file with the SEC a registration statement on Form S-4 containing a Joint Proxy Statement/Prospectus for the Merger, and (b) all other redemptions under the share redemption program until after the Merger closes. The Form S-4 was filed on June 15, 2020 with the SEC and the Merger closed on October 5, 2020.
Segments
The Company has invested in opportunistic real estate, non-performing loans, other real estate-related assets and single-family homes. In general, the Company intends to hold its investments in opportunistic real estate, non-performing loans and other real estate-related assets for capital appreciation. Traditional performance metrics of opportunistic real estate, non-performing loans and other real estate-related assets may not be meaningful as these investments are generally non-stabilized and do not provide a consistent stream of interest income or rental revenue. These investments exhibit similar long-term financial performance and have similar economic characteristics. These investments typically involve a higher degree of risk and do not provide a constant stream of ongoing cash flows. As a result, the Company’s management views opportunistic real estate, non-performing loans and other real estate-related assets as similar investments. Substantially all of its revenue and net income (loss) is from opportunistic real estate, non-performing loans and other real estate-related assets, and therefore, the Company currently recognizes two reportable business segment consisting of strategic opportunity properties and related investments and single-family homes. The Company owns single-family homes in 17 markets and are all aggregated into one reportable business segment due to the homes being stabilized, having high occupancy rates and have similar economic characteristics.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2020
(unaudited)
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
The noncontrolling Series A convertible redeemable preferred shares of Pacific Oak Residential Trust, Inc. (“PORT”) are not included as the preferred shares are convertible contingent on the common stock of PORT being publicly traded. If PORT common stock becomes publicly traded, the per-share earnings of PORT will be included in the Company’s EPS computations based on the consolidated holdings of PORT. See Note 14, “PORT Preferred Stock” for more information.
The Company’s unvested Restricted Stock have been included in the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2020, as the restriction is not contingent on any conditions except the passage of time.
Distributions declared per share were $0.0086 during the nine months ended September 30, 2020 and $0.0086 and $0.0258 during the three and nine months ended September 30, 2019. There were no distributions declared for the three months ended September 30, 2020.
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
September 30, 2020
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
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848). ASU No. 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU No. 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the six months ended September 30, 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. For the period from January 1, 2020 (the earliest date the Company may elect to apply ASU No. 2020-04) through September 30, 2020, the Company did not have any contract modifications that meet the criteria described above, specifically contract modifications that have been modified from LIBOR to an alternative reference rate. The Company’s loan agreements, derivative instruments, and certain lease agreements use LIBOR as the current reference rate. For eligible contract modifications, the Company expects to adopt the temporary optional expedients described in ASU No. 2020-04. The optional expedients for hedging relationships described in ASU No. 2020-04 are not expected to have an impact to the Company, as the Company has elected to not designate its derivative instruments as a hedge.
In April 2020, the FASB issued a FASB Staff Q&A related to Topic 842 and Topic 840: Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic (the “Topic 842 Q&A”) which focused on the application of lease guidance for concessions related to the effects of the COVID-19 pandemic. In this Q&A document, the FASB staff will allow entities to make an election to account for lease concessions related to the effects of the COVID-19 pandemic consistent with how those concessions would be accounted for under Topic 842, Leases, ("Topic 842") as though enforceable rights and obligations for those qualifying concessions existed. The Company adopted this guidance and did not have any material lease concessions related to the effects of the COVID-19 pandemic that had a material impact to the Company’s consolidated balance sheet as of September 30, 2020 or consolidated statement of operations for the nine months ended September 30, 2020.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2020
(unaudited)
3. REAL ESTATE HELD FOR INVESTMENT
As of September 30, 2020, the Company owned six office properties and one office portfolio consisting of four office buildings and 14 acres of undeveloped land, encompassing, in the aggregate, approximately 3.0 million rentable square feet. As of September 30, 2020, these properties were 80% occupied. In addition, as of the September 30, 2020, the Company owned one residential home portfolio consisting of 1,769 single-family homes and encompassing approximately 1.6 million rental square feet and one apartment property, containing 317 units and encompassing approximately 0.3 million rentable square feet, which was 91% and 87% occupied, respectively. The Company also owned three investments in undeveloped land with approximately 1,000 developable acres. The following table summarizes the Company’s real estate held for investment as of September 30, 2020 and December 31, 2019, respectively (in thousands):

	September 30, 2020	December 31, 2019
Land	$193,602	$175,317
Buildings and improvements	689,202	618,974
Tenant origination and absorption costs	27,984	30,569
Total real estate, cost	910,788	824,860
Accumulated depreciation and amortization	(88,290)	(65,381)
Total real estate, net	$822,498	$759,479

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2020
(unaudited)
The following table provides summary information regarding the Company’s real estate held for investment as of September 30, 2020 (in thousands):

Property	Date Acquired or Foreclosed on	City	State	Property Type	Land	Building and Improvements	Tenant Origination and Absorption	Total Real Estate, at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net	Ownership %
Richardson Portfolio:
Palisades Central I	11/23/2011	Richardson	TX	Office	$1,037	$13,035	$—	$14,072	$(4,194)	$9,878	90.0%
Palisades Central II	11/23/2011	Richardson	TX	Office	810	22,016	—	22,826	(6,496)	16,330	90.0%
Greenway I	11/23/2011	Richardson	TX	Office	561	2,456	—	3,017	(1,176)	1,841	90.0%
Greenway III	11/23/2011	Richardson	TX	Office	702	3,960	—	4,662	(1,584)	3,078	90.0%
Undeveloped Land	11/23/2011	Richardson	TX	Undeveloped Land	3,134	—	—	3,134	—	3,134	90.0%
Total Richardson Portfolio					6,244	41,467	—	47,711	(13,450)	34,261
Park Highlands (1)	12/30/2011	North Las Vegas	NV	Undeveloped Land	36,817	—	—	36,817	—	36,817	100.0%(1)
Park Centre	03/28/2013	Austin	TX	Office	3,251	34,766	—	38,017	(8,066)	29,951	100.0%
1180 Raymond	08/20/2013	Newark	NJ	Apartment	8,292	39,231	—	47,523	(8,857)	38,666	100.0%
Park Highlands II (1)	12/10/2013	North Las Vegas	NV	Undeveloped Land	27,854	—	—	27,854	—	27,854	100.0%(1)
Richardson Land II	09/04/2014	Richardson	TX	Undeveloped Land	3,418	—	—	3,418	—	3,418	90.0%
Crown Pointe	02/14/2017	Dunwoody	GA	Office	22,590	69,663	3,618	95,871	(13,987)	81,884	100.0%
The Marq	03/01/2018	Minneapolis	MN	Office	10,387	81,976	3,551	95,914	(9,618)	86,296	100.0%
City Tower	03/06/2018	Orange	CA	Office	13,930	137,780	6,713	158,423	(16,780)	141,643	100.0%
Eight & Nine Corporate Centre	06/08/2018	Franklin	TN	Office	17,401	58,011	4,518	79,930	(6,639)	73,291	100.0%
Georgia 400 Center	05/23/2019	Alpharetta	GA	Office	11,431	73,841	7,368	92,640	(6,426)	86,214	100.0%
Single-Family Homes Portfolio	Multiple	Multiple	Multiple	Home	31,987	152,467	2,216	186,670	(4,467)	182,203	96.1%(2)
					$193,602	$689,202	$27,984	$910,788	$(88,290)	$822,498
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
(2) As of September 30, 2020, the Company owned 96.1% of the equity of the single-family homes portfolio. All of these single-family homes are held by PORT OP, LP (“PORT OP”). PORT, a wholly owned subsidiary of the Company, owns 96.1% of the equity in PORT OP. PORT OP qualifies as a VIE and the Company is the primary beneficiary. In addition, PORT has authorized and issued preferred stock. See Note 14V, “PORT Preferred Stock” for more information.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2020
(unaudited)
Operating Leases
Certain of the Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of September 30, 2020, the leases, excluding options to extend and apartment leases and single-family homes, which have terms that are generally one year or less, had remaining terms of up to 12.9 years with a weighted-average remaining term of 4.4 years. Some of the leases have provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from tenants in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash and assumed in real estate acquisitions related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets were both $4.3 million as of September 30, 2020 and December 31, 2019.
During the three and nine months ended September 30, 2020, the Company recognized deferred rent from tenants of $2.6 million and $0.9 million, respectively, net of lease incentive amortization. During the three and nine months ended September 30, 2019, the Company recognized deferred rent from tenants of $3.2 million and $1.0 million, respectively, net of lease incentive amortization. As of September 30, 2020 and December 31, 2019, the cumulative deferred rent receivable balance, including unamortized lease incentive receivables, was $16.7 million and $13.6 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $3.3 million and $3.1 million of unamortized lease incentives as of September 30, 2020 and December 31, 2019, respectively.
As of September 30, 2020, the future minimum rental income from the Company’s properties, excluding apartment leases and single-family homes, under non-cancelable operating leases was as follows (in thousands):

October 1, 2020 through December 31, 2020	$14,056
2021	57,171
2022	50,817
2023	42,545
2024	36,856
Thereafter	92,949
$294,394
As of September 30, 2020, the Company’s commercial real estate properties were leased to approximately 235 tenants over a diverse range of industries and geographic areas. The Company’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Insurance	25	$7,256	11.8%
Computer Systems Design	25	7,088	11.5%
Health Care and Social Assistance	15	6,769	11.0%
		$21,113	34.3%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of September 30, 2020, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2020
(unaudited)
No other tenant industries accounted for more than 10% of annualized base rent. No material tenant credit issues have been identified at this time. During the three and nine months ended September 30, 2020, the Company recorded adjustments to rental income of $0.4 million and $1.1 million, respectively, for lease payments that were deemed not probable of collection. During the three and nine months ended September 30, 2019, the Company recorded adjustments to rental income of $0.2 million and $0.4 million, respectively, for lease payments that were deemed not probable of collection.
Geographic Concentration Risk
As of September 30, 2020, the Company’s real estate investments in Georgia and California represented 15.7% and 12.9%, respectively, of the Company’s total assets. As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the Georgia and California real estate markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.
Recent Acquisitions
Battery Point Trust Inc. Acquisition
On July 1, 2020, the Company acquired, through its subsidiaries, Battery Point Trust Inc., a Maryland corporation (“Battery Point”). Battery Point is a real estate investment trust that owns 559 single-family rental homes throughout the Midwestern and Southeastern United States. The Company recorded this acquisition as an asset acquisition and the relative fair value of Battery Point's real estate assets were recorded as: $11.1 million to land, $44.6 million to building and improvements and $0.5 million to tenant origination and absorption costs. The Company also assumed a $36.6 million mortgage loan and $16.0 million of A-3 Preferred Units, which were eliminated in consolidation.
All of these assets are held by the Company through its subsidiary, PORT OP (formerly known as Reven Housing REIT OP, L.P.).
The Company acquired Battery Point by acquiring all the 1,000,000 outstanding shares of Battery Point common stock from BPT Holdings, LLC (“BPT Holdings”), a wholly owned subsidiary of the Advisor. The Advisor is the Company’s external advisor and is owned and controlled by Keith D. Hall, the Company’s Chief Executive Officer and a director, and Peter M. McMillan, the Company’s President and Chairman of the Board. In exchange, BPT Holdings received 510,816 common equity units in PORT OP, approximately 4.5% of the outstanding common equity units, as of July 1, 2020. The value of the interests exchanged was estimated by the participants at approximately $3.0 million. The common equity units issued to BPT Holdings are redeemable after one year at the request of BPT Holdings for all or a portion of the common equity units at a redemption price equal to and in the form of cash based on the unit price of PORT. The following table summarizes the redeemable non-controlling interest activity related to the BPT Holdings for the nine months ended September 30, 2020 (in thousands):

Issuance of PORT OP Units	$3,024
Net loss attributable to redeemable noncontrolling interest	(23)
September 30, 2020	$3,001
Prior to the acquisition date, the Company accounted for its investment in the Battery Point A-3 Preferred Units as an equity investment without a readily determinable fair value. The acquisition-date carrying value of the previous equity interest was $14.0 million and is included in the measurement of the consideration transferred. The Company recognized a gain of $2.0 million as a result of remeasuring its prior equity interest in the Battery Point A-3 Preferred Units held before the acquisition. The gain is included in the line item “Gain from remeasurement of prior equity interest” in the consolidated statement of operations. As a result of the Battery Point acquisition, the Company’s 640,000 shares of Battery Point Series A-3 Preferred Units were eliminated in consolidation.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2020
(unaudited)
Single-Family Home Acquisitions
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
On July 29, 2020, the Company, through a wholly owned subsidiary of PORT OP, acquired a single-family home portfolio consisting of 12 homes in Alabama, Arkansas, and Illinois. The portfolio was purchased from DayMark Financial Acceptance LLC, an entity affiliated with the Advisor. The acquisition fee was waived for this acquisition. The purchase price was $1.0 million, which includes $10,000 of capitalized acquisition costs. The Company recorded this acquisition as an asset acquisition and recorded $0.2 million to land and $0.8 million to building and improvements.
On August 14, 2020, the Company, through a wholly owned subsidiary of PORT OP, acquired a single-family home portfolio consisting of 11 homes in Memphis, Tennessee. The seller is not affiliated with the Company or the Advisor. The purchase price was $1.0 million, which includes $8,000 of capitalized acquisition costs. The Company recorded this acquisition as an asset acquisition and recorded $0.2 million to land, $0.8 million to building and improvements and $11,000 to tenant origination and absorption costs.
Sale of Real Estate
As of September 30, 2020 and December 31, 2019, the Company had recorded contract liabilities of $3.1 million related to deferred proceeds received from the buyers of the Park Highlands prior year land sales and another developer for the value of land that was contributed to a master association that is consolidated by the Company, which was included in other liabilities on the accompanying consolidated balance sheets.

4. TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES
As of September 30, 2020 and December 31, 2019, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Cost	$27,984	$30,569	$3,499	$3,714	$(4,122)	$(4,958)
Accumulated Amortization	(11,861)	(10,223)	(767)	(741)	1,618	1,778
Net Amount	$16,123	$20,346	$2,732	$2,973	$(2,504)	$(3,180)
Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three and nine months ended September 30, 2020 and 2019 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended September 30,		For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2020	2019	2020	2019	2020	2019
Amortization	$(1,625)	$(2,000)	$(74)	$(101)	$194	$421

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2020
(unaudited)

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019	2020	2019
Amortization	$(4,965)	$(5,324)	$(241)	$(303)	$676	$1,159
Additionally, as of September 30, 2020 and December 31, 2019, the Company had recorded tax abatement intangible assets, net of amortization, on real estate held for investment, which are included in prepaid expenses and other assets in the accompanying balance sheets, of $0.5 million and $1.0 million, respectively. During both of the three and nine months ended September 30, 2020 and 2019, the Company recorded amortization expense of $0.1 million and $0.5 million, respectively, related to tax abatement intangible assets. As of September 30, 2020, the tax abatement intangible assets had a remaining amortization period of 0.9 years.

5. REAL ESTATE EQUITY SECURITIES
As of September 30, 2020, the Company owned three investments in real estate equity securities. The following table sets forth the number of shares owned by the Company and the related carrying value of the shares as of September 30, 2020 and December 31, 2019 (dollars in thousands):

	September 30, 2020		December 31, 2019
Real Estate Equity Security	Number of Shares Owned	Total Carrying Value	Number of Shares Owned	Total Carrying Value
Keppel Pacific Oak US REIT	64,165,352	$46,520	64,165,352	$50,049
Franklin Street Properties Corp.	5,211,021	19,072	2,773,729	23,743
Plymouth Industrial REIT, Inc.	1,521,276	18,773	415,841	7,647
	70,897,649	$84,365	67,354,922	$81,439
During the nine months ended September 30, 2020, the Company purchased 1,722,751 shares of common stock of Plymouth Industrial REIT, Inc. (NYSE Ticker: PLYM) for an aggregate purchase price of $21.6 million and also purchased 2,437,292 shares of Franklin Street Properties Corp., (NYSE Ticker: FSP) for an aggregate purchase price of $14.0 million. During the nine months ended September 30, 2020, the Company sold 617,316 shares of common stock of Plymouth Industrial REIT for an aggregate sale price of $11.0 million.
The following summarizes the portion of gain and loss for the period related to real estate equity securities held during the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net (loss) gain recognized during the period on real estate equity securities	$(6,527)	$3,845	$(21,620)	$19,304
Less net gain recognized during the period on real estate equity securities sold during the period	—	—	(711)	(3,397)
Unrealized (loss) gain recognized during the reporting period on real estate equity securities held at the end of the period	$(6,527)	$3,845	$(22,331)	$15,907

During the three and nine months ended September 30, 2020, the Company recognized $2.8 million and $4.4 million, respectively, of dividend income from real estate equity securities. During the three and nine months ended September 30, 2019, the Company recognized $2.2 million and $4.3 million, respectively, of dividend income from real estate equity securities.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2020
(unaudited)
6. REAL ESTATE SOLD
During the year ended December 31, 2019, the Company disposed of one office building, one retail property and one apartment property. There were no dispositions during the nine months ended September 30, 2020.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2020
(unaudited)
The operations of these properties and gain on sales are included in continuing operations on the accompanying statements of operations. The following table summarizes certain revenue and expenses related to these properties for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Rental income	$—	$3,443	$138	$10,566
Other operating income	—	254	40	828
Total revenues	$—	$3,697	$178	$11,394
Expenses
Operating, maintenance, and management costs	$—	$1,042	$86	$3,030
Real estate taxes and insurance	—	710	—	2,110
Asset management fees to affiliate	—	250	—	784
Depreciation and amortization	—	1,183	—	3,784
Interest expense	—	596	—	2,086
Total expenses	$—	$3,781	$86	$11,794

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2020
(unaudited)
7. NOTES AND BONDS PAYABLE
As of September 30, 2020 and December 31, 2019, the Company’s notes and bonds payable consisted of the following (dollars in thousands):

	Book Value as of September 30, 2020	Book Value as of December 31, 2019	Contractual Interest Rate as of September 30, 2020 (1)	Effective Interest Rate at September 30, 2020 (1)	Payment Type (3)	Maturity Date (2)
Richardson Portfolio Mortgage Loan	$36,000	$36,000	One-Month LIBOR + 2.50%	2.65%	Interest Only (3)	11/01/2021
Park Centre Mortgage Loan	21,970	21,970	One-Month LIBOR + 1.75%	1.90%	Interest Only	06/27/2022
1180 Raymond Mortgage Loan	29,948	30,250	One-Month LIBOR + 2.50% (7)	3.50%	Principal & Interest	12/01/2021
1180 Raymond Bond Payable	5,930	6,080	6.50%	6.50%	Principal & Interest	09/01/2036
Pacific Oak SOR (BVI) Holdings, Ltd. Series A Debentures (4)	169,927	224,746	4.25%	4.25%	(4)	03/01/2023
Pacific Oak SOR (BVI) Holdings, Ltd. Series B Debentures (4)	74,159	—	3.93%	3.93%	(4)	01/31/2026
Crown Pointe Mortgage Loan	53,254	51,171	One-Month LIBOR + 2.60%	2.75%	Principal & Interest	02/13/2021
City Tower Mortgage Loan	94,167	89,000	One-Month LIBOR + 1.55%	1.70%	Interest Only	03/05/2021
The Marq Mortgage Loan	58,331	53,408	One-Month LIBOR + 1.55%	1.70%	Interest Only	06/06/2021
Eight & Nine Corporate Centre Mortgage Loan	47,066	43,880	One-Month LIBOR + 1.60%	1.75%	Interest Only	06/08/2021
Georgia 400 Center Mortgage Loan	59,690	59,690	One-Month LIBOR + 1.55%	1.70%	Interest Only	05/22/2023
PORT Mortgage Loan 1	51,362	51,362	4.74%	4.74%	Interest Only	10/01/2025
PORT Mortgage Loan 2	10,523	10,523	4.72%	4.72%	Interest Only	03/01/2026
PORT Mortgage Loan 3	12,000	—	5.00% (5)	5.00%	Interest Only	03/31/2021
Battery Point Trust Mortgage Loan	38,743	—	One-Month LIBOR + 2.50% (7)	3.50%	Interest Only	03/20/2022
Total Notes and Bonds Payable principal outstanding	763,070	678,080
Net premium on Notes and Bonds Payable (6)	175	783
Deferred financing costs, net	(5,170)	(5,200)
Total Notes and Bonds Payable, net	$758,075	$673,663
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of September 30, 2020. Effective interest rate is calculated as the actual interest rate in effect as of September 30, 2020 (consisting of the contractual interest rate and contractual floor rates), using interest rate indices at September 30, 2020, where applicable.
(2) Represents the initial maturity date or the maturity date as extended as of September 30, 2020; subject to certain conditions, the maturity dates of certain loans may be extended beyond the date shown.
(3) Represents the payment type required under the loan as of September 30, 2020. Certain future monthly payments due under this loan also include amortizing principal payments. For more information of the Company’s contractual obligations under its notes and bonds payable, see five-year maturity table below.
(4) See “ – Israeli Bond Financing” below.
(5) Contractual interest is 5.0% through November 30, 2020 and 6.5% from December 1, 2020 through March 31, 2021.
(6) Represents the unamortized premium/discount on notes and bonds payable due to the above and below-market interest rates when the debt was assumed. The premium/discount is amortized over the remaining life of the notes and bonds payable.
(7) The mortgage loans have a LIBOR floor of 1%.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2020
(unaudited)
During the three and nine months ended September 30, 2020, the Company incurred $6.3 million and $19.1 million, respectively, of interest expense. Included in interest expense for the three and nine months ended September 30, 2020 was $0.8 million and $2.5 million, respectively, of amortization of deferred financing costs. Additionally, during the three and nine months ended September 30, 2020, the Company capitalized $0.7 million and $2.4 million, respectively of interest related to its investments in undeveloped land and an investment in unconsolidated entity.
During the three and nine months ended September 30, 2019, the Company incurred $7.4 million and $21.8 million, respectively, of interest expense. Included in interest expense for the three and nine months ended September 30, 2019 was $0.9 million and $2.6 million, respectively, of amortization of deferred financing costs. Additionally, during the three and nine months ended September 30, 2019, the Company capitalized $0.7 million and $2.1 million, respectively of interest related to its investments in undeveloped land.
As of September 30, 2020 and December 31, 2019, the Company’s interest payable was $2.3 million and $4.8 million, respectively.
The following is a schedule of maturities, including principal amortization payments, for all notes and bonds payable outstanding as of September 30, 2020 (in thousands):

October 1, 2020 through December 31, 2020	$507
2021	387,178
2022	117,595
2023	116,587
2024	24,990
Thereafter	116,213
$763,070
As of November 13, 2020, the Company had a total of $357.9 million of debt obligations scheduled to mature over the next 12 months. On October 5, 2020, the Company assumed the debt obligations of POSOR II upon the close of the Merger, of which $155.1 million is scheduled to mature over the next 12 months. The Company and POSOR II have extension options with respect to $350.9 million of the debt obligations outstanding that is scheduled to mature over the next 12 months; however, the Company cannot exercise these options if not then in compliance with certain financial covenants in the loans without making a cash payment and there is no assurance that we will be able to meet these requirements. All of the Company’s debt obligations are generally non-recourse, subject to certain limited guaranty payments, except for the Company’s Series A Debentures and Series B Debentures. The Company plans to utilize available extension options or refinance the notes payable. The Company may also choose to market the properties for sale or may negotiate a turnover of the secured properties back to the related mortgage lender. There can be no assurance as to the certainty or timing of any such transactions.
The Company’s notes payable contain financial debt covenants. As of September 30, 2020, the Company was in compliance with all of these debt covenants.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2020
(unaudited)
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
The deeds of trust that govern the Series A Debentures and Series B Debentures contain various financial covenants. As of September 30, 2020, the Company was in compliance with all of these financial debt covenants.

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
The following table summarizes the notional amount and other information related to the Company’s foreign currency collars as of September 30, 2020 and December 31, 2019. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (currency in thousands):

	September 30, 2020		December 31, 2019		Strike Price	Trade Date	Maturity Date
Derivative Instruments	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
Derivative instruments not designated as hedging instruments
Foreign currency collar	—	—	—	—	3.70 - 3.82 ILS - USD	03/17/2020	9/16/2020 (1)
Foreign currency collar	—	—	—	—	3.5875 - 3.725 ILS - USD	03/16/2020	9/16/2020 (1)
Foreign currency collar	—	—	1	776,182 ILS	3.38 - 3.4991 ILS - USD	11/25/2019	02/26/2020
____________________
(1) On July 29, 2020, the Company terminated the foreign currency collars and as a result received $14.1 million.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2020
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
As of September 30, 2020, the Company had entered into three interest rate caps, which were not designated as a hedging instruments. The following table summarizes the notional amounts and other information related to the Company’s derivative instruments as of September 30, 2020. The notional amount is an indication of the extent of the Company’s involvement in the instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

Derivative Instrument	Effective Date	Maturity Date	Notional Value	Reference Rate
Interest rate cap	04/02/2018	03/05/2021	$77,513	One-month LIBOR at 3.50%
Interest rate cap	06/21/2019	05/22/2023	$51,252	One-month LIBOR at 4.00%
Interest rate cap	02/12/2020	02/16/2021	$46,875	One-month LIBOR at 3.00%
The following table sets forth the fair value of the Company’s derivative instruments as well as their classification on the consolidated balance sheets as of September 30, 2020 and December 31, 2019 (dollars in thousands):

		September 30, 2020		December 31, 2019
Derivative Instruments	Balance Sheet Location	Number of Instruments	Fair Value	Number of Instruments	Fair Value
Derivative instruments not designated as hedging instruments
Interest rate caps	Prepaid expenses and other assets	3	$8	3	$12
Foreign currency collars	Prepaid expenses and other assets (Other liabilities)	—	$—	1	$(179)
The change in fair value of foreign currency collars that are not designated as cash flow hedges are recorded as foreign currency transaction gains or losses in the accompanying consolidated statements of operations. During the three months ended September 30, 2020, the Company recognized a $2.2 million gain related to the foreign currency collars, which is shown combined with $2.6 million of foreign currency transaction loss in the accompanying consolidated statements of operations as foreign currency transaction loss, net. During the nine months ended September 30, 2020, the Company recognized a $14.3 million gain related to the foreign currency collars, which is shown combined with $2.0 million of foreign currency transaction loss in the accompanying consolidated statements of operations as foreign currency transaction gain, net. On July 29, 2020, the Company terminated the foreign currency collars and as a result received $14.1 million.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2020
(unaudited)
9. FAIR VALUE DISCLOSURES
The following were the face values, carrying amounts and fair values of the Company’s financial instruments as of September 30, 2020 and December 31, 2019, which carrying amounts do not approximate the fair values (in thousands):

	September 30, 2020			December 31, 2019
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial liabilities (Level 3):
Notes and bond payable	$518,984	$517,731	$524,259	$453,334	$451,743	$455,849
Financial liabilities (Level 1):
Pacific Oak SOR (BVI) Holdings, Ltd. Series A Debentures	$169,927	$168,190	$158,620	$224,746	$221,920	$229,877
Pacific Oak SOR (BVI) Holdings, Ltd. Series B Debentures	$74,159	$72,154	$60,325	$—	$—	$—
Disclosure of the fair value of financial instruments is based on pertinent information available to the Company as of the period end and requires a significant amount of judgment. This has made the estimation of fair values difficult and, therefore, both the actual results and the Company’s estimate of value at a future date could be materially different.
As of September 30, 2020, the Company measured the following assets at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Real estate equity securities	$84,365	$84,365	$—	$—
Asset derivative - interest rate caps	$8	$—	$8	$—

As of December 31, 2019, the Company measured the following assets and liabilities at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Real estate equity securities	$81,439	$81,439	$—	$—
Asset derivative - interest rate caps	$12	$—	$12	$—
Liability derivative - foreign currency collar	$(179)	$—	$(179)	$—

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
September 30, 2020
(unaudited)
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
From the Company’s inception through October 31, 2019, KBS Capital Advisors provided day-to-day management of the Company’s business. The advisory agreement with KBS Capital Advisors terminated on October 31, 2019, and the Company hired the Advisor under substantially the same terms on November 1, 2019. The advisory agreement with the Advisor has a one-year term subject to an unlimited number of successive one-year renewals upon the mutual consent of the parties.
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three and nine months ended September 30, 2020 and 2019, respectively, and any related amounts payable as of September 30, 2020 and December 31, 2019 (in thousands):

	Incurred				Payable as of
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30, 2020	December 31, 2019
Expensed	2020	2019	2020	2019
Asset management fees	$2,426	$2,093	$6,867	$5,954	$2,538	$1,498
Property management fees (1)	114	—	114	—	—	—
Reimbursable operating expenses (2)	56	79	148	251	—	—
Disposition fees (3)	—	233	—	627	—	—
Change in subordinated performance fee due upon termination to affiliate (4)	(1,121)	—	(814)	—	(3)	(3)
Capitalized
Acquisition fees on real estate equity securities	—	—	122	—	—	—
Acquisition fee on real estate	—	—	171	897	—	—
Acquisition fee on investment in unconsolidated entities	—	—	—	50	—	137
Investment in PORT II (5)	—	—	—	—	3,911	—
	$1,475	$2,405	$6,608	$7,779	$6,449	$1,635
_____________________
(1) Property management fees are for single-family homes under Battery Point and paid to DayMark. These fees are included in the line item “Operating, maintenance, and management cost” in the consolidated statement of operations.
(2) The relevant advisor may seek reimbursement for certain employee costs under the relevant advisory agreement. The Company has reimbursed the relevant advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $65,000 and $198,000 for the three and nine months ended September 30, 2019, respectively, and were the only employee costs reimbursed under the advisory agreement during these periods. There were no employee cost reimbursements during 2020. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company’s direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company.
(3) Disposition fees with respect to real estate sold are included in the gain on sale of real estate in the accompanying consolidated statements of operations.
(4) Change in estimate of fees payable to KBS Capital Advisors due to the termination of the former advisory agreement with KBS Capital Advisors. See “Subordinated Performance Fee Due Upon Termination to KBS Capital Advisors”, below, for more details.
(5) During the nine months ended September 30, 2020, the Company, through a subsidiary of PORT OP, invested $5.0 million in PORT II OP LP (“PORT II OP”), of which $3.9 million was payable. See "PORT II" below for more details.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2020
(unaudited)
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
On July 1, 2020, the Company acquired, through its subsidiaries, Battery Point. The Company acquired Battery Point by acquiring all the 1,000,000 outstanding shares of Battery Point common stock from Battery Point Holdings, a wholly owned subsidiary of the Advisor. In exchange, BPT Holdings received 510,816 common equity units in PORT OP, approximately 4.5% of the outstanding common equity units as of July 1, 2020. The value of the interests exchanged was estimated by the participants at approximately $3.0 million. As a result of the Battery Point acquisition, the Company’s 640,000 shares of Battery Point Series A-3 Preferred Units were eliminated in consolidation.
Prior to the acquisition date, the Company accounted for its investment in the Battery Point A-3 Preferred Units as an equity-method investment. The acquisition-date carrying value of the previous equity interest was $14.0 million and is included in the measurement of the consideration transferred. The Company recognized a gain of $2.0 million as a result of remeasuring its prior equity interest in the Battery Point A-3 Preferred Units held before the acquisition. The gain is included in the line item “Gain from remeasurement of prior equity interest” in the consolidated statement of operations.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2020
(unaudited)
Pacific Oak Opportunity Zone Fund I
During the year ended December 31, 2019, the Company acquired 91 Class A Units for $20.6 million in the Pacific Oak Opportunity Zone Fund I, LLC (“Pacific Oak Opportunity Zone Fund I”). Pacific Oak Opportunity Zone Fund I is sponsored by Pacific Oak Holding. The Advisor is entitled to certain fees in connection with the fund. The fund will pay an acquisition fee equal to 1.5% of the purchase price of each asset (including any debt incurred or assumed and significant capital improvement costs budgeted as of the date of acquisition) with a purchase price less than or equal to $25.0 million plus 1.0% of the purchase price in excess of $25.0 million; a quarterly asset management fee equal to 0.25% of the total purchase price of all assets (including any debt incurred or assumed and significant capital improvement costs budgeted as of the date of acquisition) as of the end of the applicable quarter; and a financing fee equal to 0.5% of the original principal amount of any indebtedness they incur (reduced by any financing fee previously paid with respect to indebtedness being refinanced). In the case of investments made through joint ventures, the fees above will be determined based on the Company’s proportionate share of the investment. Pacific Oak is also entitled to certain distributions paid by the Pacific Oak Opportunity Zone Fund I after the Class A Members have received their preferred return. These fees and distributions have been waived for the Company’s $20.6 million investment. In addition, a side letter agreement between the Advisor and Pacific Oak Opportunity Zone Fund I was executed on February 28, 2020 and stipulates that any asset management fees allocable to the Company and waived by the Advisor for Pacific Oak Opportunity Zone Fund I and shall be distributed to the Company. During the nine months ended September 30, 2020, the Company recorded $0.5 million of waived asset management fees recorded as equity in income of unconsolidated entities, of which $0.1 million was a receivable as of September 30, 2020.
PORT II
During the nine months ended September 30, 2020, the Company has contributed $5.0 million in PORT II OP, a wholly owned subsidiary of Pacific Oak Residential Trust II, Inc. ("PORT II"). On August 31, 2020, PORT II entered into an advisory agreement (as subsequently amended and restated on October 9, 2020, “PORT II Advisory Agreement”) with Pacific Oak Residential Advisors, LLC (“PORA”), an affiliate of the Advisor. Pursuant to the PORT II Advisory Agreement, PORT II has engaged PORA to act as its external advisor with respect to PORT II’s operations and assets. Because the Company has separately engaged the Advisor to manage its operations and assets, including its interests in PORT II, on November 12, 2020, the Company and the Advisor agreed to amend their advisory agreement to provide that PORT II’s operations and assets will be managed by PORA and not by the Advisor. In addition, the amendment provides that the Advisor will rebate or offset its fees under its advisory agreement with the Company to the extent of the Company’s indirect economic interest in fees paid by PORT II to PORA (which will be based on the Company’s indirect ownership of PORT II OP, which is the operating partnership of PORT II and the entity ultimately responsible for PORT II’s administrative expenses).
On August 31, 2020, PORT II entered into a property management agreement with DMH Realty, LLC (“DMH”), an affiliate of POCA and PORA. Pursuant to the property management agreement, PORT II will pay to DMH a base fee equal to the following: (a) for all rent collections up to $50 million per year, 8%; (b) for all rent collections in excess of $50 million per year, but less than or equal to $75 million per year, 7%; and (c) for all rent collections in excess of $75 million per year, 6%. PORT II will also pay DMH market-based leasing fees that will depend on the type of tenant, shared fees equal to 100% of any application fees collected and 50% of any insufficient funds fees, late fees and certain other fees collected. DMH may also perform additional services at rates that would be payable to unrelated parties.
PORT II is a newly-organized Maryland corporation formed and sponsored by the Advisor to acquire, own and operate single family homes as rental properties as well as to acquire and own other interests, including mortgages on or securities related to single family homes. The Company has contributed $5 million in capital to PORT II OP. The Company made its investment through PORT OP, of which the Company owns 96.1% of the equity as of November 13, 2020.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2020
(unaudited)
Subordinated Performance Fee Due Upon Termination to KBS Capital Advisors
The Company and KBS Capital Advisors agreed to terminate their advisory agreement effective October 31, 2019. In connection with that agreement, the Company agreed to pay KBS Capital Advisors a subordinated performance fee due upon termination in the form of Restricted Stock, to be paid to KBS Capital Advisors upon the filing of its Annual Report on Form 10-K for the year ended December 31, 2019. The number of Restricted Stock to be awarded has been set at 3,411,737 shares and was issued on March 27, 2020. This termination payout value to KBS Capital Advisors (the “KBS Termination Fee Value”) was determined based on the Company’s performance from inception through September 30, 2018. In other words, it was based on the Company’s participation fee potential liability to KBS Capital Advisors calculated with respect to the November 12, 2018 estimated value per share. As a result, when the Company hired the Advisor as the Company’s new advisor on November 1, 2019, the Company agreed to a participation fee that was based on the Company’s performance from September 30, 2018. The Restricted Stock vests on November 1, 2021. Within 60 days from vesting of the Restricted Stock, the Company will redeem 50% of the Restricted Stock, with the amount of the cash payment per share determined based on the then most recent net asset value of the shares (which shall not be more than six months old). The remaining vested Restricted Stock (the “Remaining Shares”) shall not be eligible for redemption under the Company’s share redemption program unless the Company has satisfied all outstanding redemption requests from other stockholders, provided that (a) this restriction may be waived in certain situations, such as upon a change of control of the Company and (b) notwithstanding the foregoing, within 60 days after November 1, 2024, the Company shall be required to redeem any Remaining Shares, separate and outside of any general stockholder share redemption program, at the then most recent net asset value per share (which shall not be more than six months old), provided that such outstanding shares are owned or controlled by Charles J. Schreiber, Jr. or the estate of Peter M. Bren, and provided further that pursuant to this clause (b) the Company will only be required to redeem that number Remaining Shares which, when added to any previously redeemed Remaining Shares owned or controlled by Charles J. Schreiber, Jr. or the estate of Peter M. Bren, does not exceed two-thirds of the total number of Remaining Shares.
The Company also agreed with KBS Capital Advisors and the Advisor that with respect to any fiscal quarter that any matter related to the award of Restricted Stock results in a company expense that falls within the definition of Total Operating Expenses (as defined in the Company’s charter), if Total Operating Expenses for the four consecutive fiscal quarters then ended exceed the 2%/25% Guidelines (as defined in the Company’s charter), then the Company’s conflicts committee will determine an Excess Amount (as defined in the Company’s charter) is justified, based on unusual and non-recurring factors that it deems sufficient, in an amount sufficient (a) to allow the portion of Total Operating Expenses for the four consecutive fiscal quarters then ended comprised of the Restricted Stock expenses to be paid or incurred by the Company without reimbursement by the Advisor (as defined in the Company’s charter) and (b) to allow any other portion of Total Operating Expenses for the four consecutive fiscal quarters then ended to be paid or incurred by the Company without reimbursement by the Advisor, to the extent such portion alone (i.e., that portion of Total Operating Expenses exclusive of the Restricted Stock expenses) would not have exceeded the 2%/25% Guidelines.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2020
(unaudited)
11. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
As of September 30, 2020 and December 31, 2019, the Company’s investments in unconsolidated joint ventures were composed of the following (dollars in thousands):

	Number of Properties as of September 30, 2020			Investment Balance at
Joint Venture		Location	Ownership %	September 30, 2020	December 31, 2019
NIP Joint Venture	—	—	—	$—	$1,225
110 William Joint Venture	1	New York, New York	60.0%	—	—
353 Sacramento Joint Venture	1	San Francisco, California	55.0%	43,790	42,214
Battery Point Series A-3 Preferred Units	N/A	N/A	N/A	—	13,991
Pacific Oak Opportunity Zone Fund I	3	Various	N/A	20,891	20,846
PORT II OP LP	7	Southaven, Mississippi	N/A	5,005	—
				$69,686	$78,276
Investment in National Industrial Portfolio Joint Venture
On May 18, 2012, the Company, through an indirect wholly owned subsidiary, entered into a joint venture (the “NIP Joint Venture”) with OCM NIP JV Holdings, L.P. and HC KBS NIP JV, LLC (“HC-KBS”). The NIP Joint Venture has invested in a portfolio of industrial properties. The Company made an initial capital contribution of $8.0 million, which represents less than a 5.0% ownership interest in the NIP Joint Venture as of September 30, 2020.
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
During the nine months ended September 30, 2020, the NIP Joint Venture sold the remaining properties. During the nine months ended September 30, 2020, the Company received a distribution of $1.3 million related to its investment in the NIP Joint Venture and the Company recognized $0.1 million as income distribution and $1.2 million as a return of capital from the NIP Joint Venture. During the nine months ended September 30, 2019, the Company received a distribution of $0.3 million related to its investment in the NIP Joint Venture, which is reflected as a return of capital from the NIP Joint Venture.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2020
(unaudited)
As of September 30, 2020 and December 31, 2019, the book value of the Company’s investment in the 110 William Joint Venture was $0. During the nine months ended September 30, 2019, the 110 William Joint Venture made a $7.8 million distribution to the Company and a $5.2 million distribution to the 110 William JV Partner funded with proceeds from the 110 William refinancing (discussed below). The distribution exceeded the book value of the Company’s investment in the 110 William Joint Venture, and the Company recorded the $7.8 million distribution as a gain included in equity in income of unconsolidated joint ventures during the nine months ended September 30, 2019. This gain was recorded because the Company determined that the distribution is not refundable and it does not have an implicit or explicit commitment to fund the 110 William Joint Venture. During the nine months ended September 30, 2019, the Company suspended the equity method of accounting and the Company will not record the Company's share of losses and will not record the Company's share of any subsequent income for the 110 William Joint Venture until the Company’s share of net income exceeds the gain recorded and the Company’s share of the net losses not recognized during the period the equity method was suspended. During the nine months ended September 30, 2020, the Company did not record equity in income from the 110 William Joint venture.
Summarized financial information for the 110 William Joint Venture follows (in thousands):

	September 30, 2020	December 31, 2019
Assets:
Real estate assets, net of accumulated depreciation and amortization	$247,304	$242,430
Other assets	43,178	35,747
Total assets	$290,482	$278,177
Liabilities and equity:
Notes payable, net	$312,664	$292,221
Other liabilities	8,257	10,664
Partners’ deficit	(30,439)	(24,708)
Total liabilities and equity	$290,482	$278,177

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues	$10,005	$9,274	$26,604	$26,975
Expenses:
Operating, maintenance, and management	2,096	2,367	5,994	6,818
Real estate taxes and insurance	1,935	1,818	5,580	5,248
Depreciation and amortization	3,139	2,946	8,721	8,449
Interest expense	4,125	4,084	12,093	12,816
Total expenses	11,295	11,215	32,388	33,331
Total other income	12	34	50	105
Net loss	$(1,278)	$(1,907)	$(5,734)	$(6,251)
Company’s share of net loss (1)	$(767)	$(1,144)	$(3,440)	$(3,751)
_____________________
(1) During the three and nine months ended September 30, 2019, the Company recorded $0 and $0.3 million of net losses in equity in income of unconsolidated entities and suspended the recording of the Company’s remaining share of net losses. During the three and nine months ended September 30, 2020, the Company did not record equity in income of unconsolidated entities.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2020
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
Summarized financial information for the 353 Sacramento Joint Venture follows (in thousands):

	September 30, 2020	December 31, 2019
Assets:
Real estate assets, net of accumulated depreciation and amortization	$183,176	$180,592
Other assets	18,434	21,822
Total assets	$201,610	$202,414
Liabilities and equity:
Notes payable, net	$115,500	$115,280
Other liabilities	7,507	11,193
Partners’ capital	78,603	75,941
Total liabilities and equity	$201,610	$202,414

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues	$5,520	$3,933	$15,771	$12,278
Expenses:
Operating, maintenance, and management	932	923	2,450	2,693
Real estate taxes and insurance	755	700	2,235	2,095
Depreciation and amortization	1,894	1,718	5,135	4,849
Interest expense	948	1,420	3,290	4,286
Total expenses	4,529	4,761	13,110	13,923
Net income (loss)	$991	$(828)	$2,661	$(1,645)
Company’s equity in income (loss) of unconsolidated joint venture	$583	$(419)	$1,576	$(798)

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2020
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
On July 1, 2020, the Company acquired, through its subsidiaries, Battery Point. As a result of the Battery Point acquisition, the Company’s 640,000 shares of Battery Point Series A-3 Preferred Units were eliminated in consolidation. During the nine months ended September 30, 2020 and 2019, the Company received distributions of $0.9 million and $0.2 million, respectively, which were recognized as dividend income from real estate equity securities.
Prior to the acquisition of Battery Point, the Company accounted for its investment in the Battery Point A-3 Preferred Units as an equity-method investment. The acquisition-date carrying value of the previous equity interest was $14.0 million and is included in the measurement of the consideration transferred. The Company recognized a gain of $2.0 million as a result of remeasuring its prior equity interest in the Battery Point A-3 Preferred Units held before the acquisition. The gain is included in the line item “Gain from remeasurement of prior equity interest” in the consolidated statement of operations.
Investment in Pacific Oak Opportunity Zone Fund I
During the year ended December 31, 2019, the Company acquired 91 Class A Units for $20.6 million in Pacific Oak Opportunity Zone Fund I. As of December 31, 2019, the book value of the Company’s investment in Pacific Oak Opportunity Zone Fund I was $20.8 million, which includes $0.2 million of acquisition fees. As of September 30, 2020, Pacific Oak Opportunity Zone Fund I consolidated three joint ventures with real estate under development. As of September 30, 2020, the Company has concluded that Pacific Oak Opportunity Zone Fund I qualifies as a VIE because there is insufficient equity at risk to finance the entity’s activities and the entity is structured with non-substantive voting rights. The Company concluded it is not the primary beneficiary of this VIE since it does not have the power to direct the activities that most significantly impact the entity’s economic performance and will account for its investment under the equity method of accounting.
The Company’s maximum exposure to loss as a result of its involvement with this VIE is limited to the carrying value of the investment in Pacific Oak Opportunity Zone Fund I which totaled $20.9 million as of September 30, 2020. During both of the three and nine months ended September 30, 2020, the Company recorded $0.6 million of net loss in equity in income of unconsolidated entities.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2020
(unaudited)
12. SUPPLEMENTAL CASH FLOW AND SIGNIFICANT NONCASH TRANSACTION DISCLOSURES
Supplemental cash flow and significant noncash transaction disclosures were as follows (in thousands):

	Nine Months Ended September 30,
	2020	2019
Supplemental Disclosure of Cash Flow Information:
Interest paid, net of capitalized interest of $2,368 and $2,079 for the nine months ended September 30, 2020 and 2019, respectively	$18,945	$21,981
Supplemental Disclosure of Significant Noncash Transactions:
Accrued improvements to real estate	2,393	3,414
Mortgage loan assumed by buyer in connection with sale of real estate	—	23,663
Redeemable common stock payable	262	3,423
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	262	835
Redemption of Series B Preferred Units in exchange for Series A-3 Preferred Units	—	2,992
Accrued preferred dividends	226	—
Assets and liabilities assumed in connection with Battery Point acquisition:		—
Real estate	56,148	—
Notes payable	36,003	—
Other assets	21	—
Other liabilities	355	—
Redeemable non-controlling interest	3,024	—
Series A-3 preferred units payable	16,000	—

13. REPORTING SEGMENTS
The Company recognizes two reporting segments for the three and nine months ended September 30, 2020 and consists of strategic opportunistic properties and related investments and single-family homes. Corporate related costs are allocated to each respective segment. The selected financial information for the two reporting segments for the three months ended September 30, 2020 is as follows (in thousands):

	Three Months Ended September 30, 2020
	Strategic Opportunistic Properties	Single-Family Homes	Total
Total revenues	$22,548	$5,197	$27,745
Total expenses	(26,285)	(5,969)	(32,254)
Total other (loss) income	(2,863)	4	(2,859)
Net loss	$(6,600)	$(768)	$(7,368)

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2020
(unaudited)

	Nine Months Ended September 30, 2020
	Strategic Opportunistic Properties	Single-Family Homes	Total
Total revenues	$64,752	$11,117	$75,869
Total expenses	(66,928)	(13,203)	(80,131)
Total other (loss) income	(16,939)	54	(16,885)
Net loss	$(19,115)	$(2,032)	$(21,147)

Total assets related to the two reporting segments as of September 30, 2020 and December 31, 2019 are as follows (in thousands):

	September 30, 2020
	Strategic Opportunistic Properties	Single-Family Homes	Total
Total assets	$915,931	$187,469	$1,103,400

	December 31, 2019
	Strategic Opportunistic Properties	Single-Family Homes	Total
Total assets	$921,917	$119,325	$1,041,242

14. PORT PREFERRED STOCK
A wholly owned subsidiary of the Company, PORT, has authorized and issued preferred stock. The Company has elected to use the measurement method described under ASC 480-10-S99-3A, paragraph 15(b), resulting in the preferred stock being classified in mezzanine equity and measured based on the estimated future redemption value as of September 30, 2020.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2020
(unaudited)
The following is a reconciliation of PORT’s noncontrolling cumulative convertible redeemable preferred stock for the nine months ended September 30, 2020:

	Series A Preferred Stock		Series B Preferred Stock
	Shares	Amounts	Shares	Amounts
Balance, December 31, 2019	15,000	$14,909	125	$99
Dividends Available Upon Redemption	—	781	—	7
Dividends Paid	—	(556)	—	(7)
Balance, September 30, 2020	15,000	$15,134	125	$99

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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Although there can be no assurance, the Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations as of September 30, 2020. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities.
COVID-19
During the nine months ended September 30, 2020 and subsequent periods, efforts to slow the spread of the COVID-19 virus have had a significant impact on the U.S. economy. The Company continues to follow the policies described in Note 2 to the Consolidated Financial Statements contained in our 2019 Annual Report on Form 10-K, including those related to impairments of real estate assets and investments in unconsolidated affiliates and collectability assessments on operating lease receivables. While our current analyses did not result in any material adjustments to amounts as of and during the nine months ended September 30, 2020, circumstances related to the COVID-19 pandemic may result in recording impairments, lease modifications and changes to collectability assessments in future periods.
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
September 30, 2020
(unaudited)
16. SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Merger
On October 5, 2020, pursuant to the Merger Agreement, POSOR II merged with and into Merger Sub, with Merger Sub surviving as an indirect subsidiary of the Company (the “Merger”). At such time, in accordance with the applicable provisions of the Maryland General Corporation Law (the “MGCL”) and the Maryland Limited Liability Company Act, the separate existence of POSOR II ceased. At the effective time of the Merger, each issued and outstanding share of POSOR II’s common stock (or a fraction thereof), $0.01 par value per share, converted into 0.9643 shares of the Company’s common stock, $0.01 par value per share, or 28,973,906 shares of the Company’s common stock. The combined company after the Merger retains the name “Pacific Oak Strategic Opportunity REIT, Inc.” The Merger is intended to qualify as a “reorganization” under, and within the meaning of, Section 368(a) of the Internal Revenue Code of 1986, as amended. The Company acquired two hotel properties, three office properties, one apartment building, one consolidated joint venture to develop one office/retail property, two real estate equity securities and two investments in unconsolidated entities. Additionally, the Company assumed $331.8 million of loans related to the acquired properties. Pro forma revenues and earnings have not been presented as the initial accounting for the transaction is incomplete as of the date of the consolidated financial statements are issued. The Company is in process of assessing the fair value of the acquired tangible assets, liabilities assumed and any applicable intangible assets and liabilities for this business combination.

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
•We have focused, and may continue to focus, our investments in non-performing real estate and real estate-related loans, real estate-related loans secured by non-stabilized assets and real estate-related securities, which involve more risk than investments in performing real estate and real estate-related assets
All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 and Part II, Item 1A of this Quarterly Report on Form 10-Q and our Quarterly Report on Form 10-Q for the three months ended March 31, 2020, each as filed with the Securities and Exchange Commission (the “SEC”).

Overview
We were formed on October 8, 2008 as a Maryland corporation, elected to be taxed as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2010 and intend to operate in such manner. KBS Capital Advisors LLC (“KBS Capital Advisors”) was our advisor. On October 31, 2019, KBS Capital Advisors ceased to serve as our advisor or have any advisory responsibility to us immediately following the filing of our Quarterly Report on Form 10-Q for the period ending September 30, 2019 (filed on November 8, 2019) with the SEC. On November 1, 2019, we entered into a new advisory agreement with Pacific Oak Capital Advisors, LLC (“Pacific Oak Capital Advisors”), which was renewed on November 1, 2020. The advisory agreement is currently effective through November 1, 2021; however we or the Advisor may terminate the advisory agreement without cause or penalty upon providing 60 days' written notice. The terms of the advisory agreement are consistent with those of the advisory agreement that was previously in effect with KBS Capital Advisors, except as described in Note 10.
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
On January 8, 2009, we filed a registration statement on Form S-11 with the SEC to offer a minimum of 250,000 shares and a maximum of 140,000,000 shares of common stock for sale to the public, of which 100,000,000 shares were registered in our primary offering and 40,000,000 shares were registered under our dividend reinvestment plan. We ceased offering shares of common stock in our primary offering on November 14, 2012. We sold 56,584,976 shares of common stock in the primary offering for gross offering proceeds of $561.7 million. We continue to offer shares of common stock under the dividend reinvestment plan. As of September 30, 2020, we had sold 6,851,969 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $76.5 million. Also as of September 30, 2020, we had redeemed 23,897,205 of the shares sold in our offering for $286.3 million. As of September 30, 2020, we had issued 25,976,746 shares of common stock in connection with special dividends. Additionally, on December 29, 2011 and October 23, 2012, we issued 220,994 shares and 55,249 shares of common stock, respectively, for $2.0 million and $0.5 million, respectively, in private transactions exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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
On February 19, 2020, we, Pacific Oak SOR II, LLC, an indirect subsidiary of ours (“Merger Sub”), and Pacific Oak Strategic Opportunity REIT II, Inc. (“POSOR II”) entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the Merger Agreement, on October 5, 2020, POSOR II merged with and into Merger Sub (the “Merger”), with Merger Sub surviving the Merger (the “Surviving Entity”), such that following the Merger, the Surviving Entity continued as an indirect subsidiary of ours. In accordance with the applicable provisions of the Maryland General Corporation Law, the separate existence of POSOR II ceased. At the effective time of the Merger, each issued and outstanding share of POSOR II’s common stock converted into the right to receive 0.9643 shares of our common stock.
As of September 30, 2020, we consolidated six office properties, one office portfolio consisting of four office buildings and 14 acres of undeveloped land, one apartment property and three investments in undeveloped land with approximately 1,000 developable acres, one residential home portfolio consisting of 1,769 single-family homes and owned six investments in unconsolidated joint ventures and three investments in real estate equity securities.

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
During the first, second, and third quarter of 2020 and subsequent periods, efforts to slow the spread of the COVID-19 virus have had a significant impact on the U.S. economy. While our current analyses did not result in any material adjustments to amounts as of and during the nine months ended September 30, 2020, circumstances related to the COVID-19 pandemic may result in recording impairments, lease modifications and changes to collectability assessments in future periods. The extent to which COVID-19 impacts our business, operations and financial results will depend on numerous evolving factors, many of which are not within management’s control, and that we are unable to predict at this time, including but not limited to: the duration and scope of the pandemic; the pandemic’s impact on current and future economic activity; and the actions of governments, businesses and individuals in response to the COVID-19 pandemic.

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
We sold 56,584,976 shares of common stock in the primary portion of our initial public offering for gross offering proceeds of $561.7 million. We ceased offering shares in the primary portion of our initial public offering on November 14, 2012. We continue to offer shares of common stock under the dividend reinvestment plan. As of September 30, 2020, we had sold 6,851,969 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $76.5 million. To date, we have invested all of the net proceeds from our initial public offering in real estate and real estate-related investments. We intend to use our cash on hand, proceeds from asset sales, proceeds from debt financing, cash flow generated by our real estate operations and real estate-related investments and proceeds from our dividend reinvestment plan as our primary sources of immediate and long-term liquidity.
Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures and corporate general and administrative expenses.  Cash flow from operations from our real estate investments is primarily dependent upon the occupancy levels of our properties, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures.  As of September 30, 2020, our office properties were collectively 80% occupied, our residential home portfolio was 91% occupied and our apartment property was 87% occupied. As of October 2020, we collected 97.3% of total charged rent for the month of September.
Investments in real estate equity securities generate cash flow in the form of dividend income, which is reduced by asset management fees. As of September 30, 2020, we had three investments in real estate equity securities outstanding with a total carrying value of $84.4 million.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee of our board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expense reimbursements for the four fiscal quarters ended September 30, 2020 exceeded the charter imposed limitation; however, the conflicts committee determined that the relationship of our operating expenses to our average invested assets was justified given that we chose to terminate our advisory agreement with our prior external advisor and were contractually obligated to pay them a performance fee due upon termination.
For the nine months ended September 30, 2020, our cash needs for capital expenditures, redemptions of common stock and debt servicing were met with proceeds from dispositions of real estate, real estate equity securities and undeveloped land, proceeds from debt financing, proceeds from our dividend reinvestment plan and cash on hand. Operating cash needs during the same period were met through cash flow generated by our real estate and real estate-related investments and cash on hand. As of September 30, 2020, we had outstanding debt obligations in the aggregate principal amount of $763.1 million, with a weighted-average remaining term of 1.9 years.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
As of November 13, 2020, we had a total of $357.9 million of debt obligations scheduled to mature over the next 12 months. On October 5, 2020, we assumed the debt obligations of POSOR II upon the close of the Merger, of which $155.1 million is scheduled to mature over the next 12 months. We and POSOR II have extension options with respect to $350.9 million of the debt obligations outstanding that is scheduled to mature over the next 12 months; however, we cannot exercise these options if not then in compliance with certain financial covenants in the loans without making a cash payment and there is no assurance that we will be able to meet these requirements. All of our debt obligations are generally non-recourse, subject to certain limited guaranty payments, except for our Series A Debentures and Series B Debentures. We plan to utilize available extension options or refinance the notes payable. We may also choose to market the properties for sale or may negotiate a turnover of the secured properties back to the related mortgage lender. There can be no assurance as to the certainty or timing of any such transactions.
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
Cash Flows from Operating Activities
As of September 30, 2020, we consolidated six office properties, one office portfolio consisting of four office buildings and 14 acres of undeveloped land, one apartment property, one residential home portfolio consisting of 1,769 single-family homes and three investments in undeveloped land with approximately 1,000 developable acres and owned six investments in unconsolidated joint ventures and three investments in real estate equity securities. During the nine months ended September 30, 2020, net cash provided by operating activities was $4.8 million. We expect that our cash flows from operating activities will increase in future periods as a result of leasing additional space that is currently unoccupied and anticipated future acquisitions of real estate and real estate-related investments. However, our cash flows from operating activities may decrease to the extent that we dispose of additional assets.
Cash Flows from Investing Activities
Net cash used in investing activities was $45.9 million for the nine months ended September 30, 2020 and primarily consisted of the following:
•Investment in real estate equity securities of $35.5 million;
•Acquisition of real estate of $19.0 million;
•Improvements to real estate of $15.9 million;
•Proceeds from the disposition of foreign currency collars of $14.1 million;
•Proceeds from the sale of real estate equity securities of $11.0 million;
•Contribution to unconsolidated entities of $1.7 million; and
•Distribution of capital from unconsolidated entities of $1.2 million.
Cash Flows from Financing Activities
Net cash provided by financing activities was $41.8 million for the nine months ended September 30, 2020 and consisted primarily of the following:
•$44.1 million of net cash provided by debt and other financings as a result of proceeds from notes payable of $104.1 million, partially offset by principal payments on notes and bonds payable of $57.6 million and payments of deferred financing costs of $2.4 million;
•$0.8 million of cash used for redemptions of common stock;
•$0.6 million of offering costs paid in connection with a potential offering;
•$0.6 million of cash used for preferred dividends;
•$0.3 million of net cash distributions to stockholders, after giving effect to distributions reinvested by stockholders of $0.3 million; and
•$0.1 million of proceeds from noncontrolling interest contributions.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
In order to execute our investment strategy, we utilize secured debt and we may, to the extent available, utilize unsecured debt, to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinancing and interest risks, are properly balanced with the benefit of using leverage. There is no limitation on the amount we may borrow for any single investment. Our charter limits our total liabilities such that our total liabilities may not exceed 75% of the cost of our tangible assets; however, we may exceed that limit if a majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our common stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of September 30, 2020, our borrowings and other liabilities were both approximately 70% of the cost (before depreciation and other noncash reserves) and the book value (before depreciation) of our tangible assets.
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

Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of September 30, 2020 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2020	2021-2022	2023-2024	Thereafter
Outstanding debt obligations (1)	$763,070	$507	$504,772	$141,577	$116,214
Interest payments on outstanding debt obligations (2)	51,847	5,999	27,882	12,293	5,673
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts, maturity dates, foreign currency rates and interest rates in effect at September 30, 2020. We incurred interest expense of $18.9 million, excluding amortization of deferred financing costs of $2.5 million and including interest capitalized of $2.4 million, for the nine months ended September 30, 2020.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Results of Operations
Overview
As of September 30, 2019, we consolidated seven office properties, one office portfolio consisting of four office buildings and 14 acres of undeveloped land, one retail property, one apartment property and three investments in undeveloped land with approximately 1,000 developable acres and owned five investments in unconsolidated joint ventures and three investments in real estate equity securities. As of September 30, 2020, we consolidated six office properties, one office portfolio consisting of four office buildings and 14 acres of undeveloped land, one apartment property and three investments in undeveloped land with approximately 1,000 developable acres, one residential home portfolio consisting of 1,769 single-family homes and owned six investments in unconsolidated joint ventures and three investments in real estate equity securities. Our results of operations for the three and nine months ended September 30, 2020 may not be indicative of those in future periods due to acquisition and disposition activities and COVID-19 related impacts. Additionally, the occupancy in our properties, excluding our residential home portfolio, has not been stabilized. As of September 30, 2020, our office properties were collectively 80% occupied, our residential home portfolio was 91% occupied and our apartment property was 87% occupied. However, due to the amount of near-term lease expirations, we do not put significant emphasis on quarterly changes in occupancy (positive or negative) in the short run. Our underwriting and valuations are generally more sensitive to “terminal values” that may be realized upon the disposition of the assets in the portfolio and less sensitive to ongoing cash flows generated by the portfolio in the years leading up to an eventual sale. There are no guarantees that occupancies of our assets will increase, or that we will recognize a gain on the sale of our assets. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of leasing additional space and acquiring additional assets but decrease due to disposition activity.
Comparison of the three months ended September 30, 2020 versus the three months ended September 30, 2019
The following table provides summary information about our results of operations for the three months ended September 30, 2020 and 2019 (dollar amounts in thousands):

	Three Months Ended September 30,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions/ Dispositions (1)	$ Change Due to Investments Held Throughout Both Periods (2)
	2020	2019
Rental income	$23,871	$21,669	$2,202	10%	$1,662	$540
Other operating income	888	1,317	(429)	(33)%	(254)	(175)
Dividend income from real estate equity securities	2,986	2,296	690	30%	690	—
Operating, maintenance, and management costs	7,888	8,156	(268)	(3)%	367	(635)
Real estate taxes and insurance	3,791	3,278	513	16%	435	78
Asset management fees to affiliates	2,426	2,093	333	16%	280	53
General and administrative expenses	1,960	2,038	(78)	(4)%	n/a	n/a
Foreign currency transaction loss, net	445	5,344	(4,899)	(92)%	n/a	n/a
Depreciation and amortization	9,470	9,239	231	3%	410	(179)
Interest expense	6,274	7,359	(1,085)	(15)%	427	(1,512)
Gain from remeasurement of prior equity interest	2,009	—	2,009	100%	n/a	2,009
Equity in income (loss) of unconsolidated entities	519	(419)	938	(224)%	—	938
Other interest income	19	536	(517)	(96)%	n/a	n/a
(Loss) gain on real estate equity securities	(6,527)	3,845	(10,372)	(270)%	n/a	n/a
Gain on sale of real estate	—	10,559	(10,559)	(100)%	(10,559)	—
_____________________
(1) Represents the dollar amount increase (decrease) for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 related to real estate and real estate-related investments acquired or disposed on or after October 1, 2019.
(2) Represents the dollar amount increase (decrease) for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 with respect to real estate and real estate-related investments owned by us during the entirety of both periods presented.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Rental income increased from $21.7 million for the three months ended September 30, 2019 to $23.9 million for the three months ended September 30, 2020, primarily as a result of properties acquired in 2019 and 2020, increase in occupancy for properties held throughout both periods and partially offset by a decrease in rental rates and dispositions in 2019. The occupancy of our office properties, held throughout both periods increased from 79% as of September 30, 2019 to 80% as of September 30, 2020. Annualized base rent per square foot increased from $24.91 as of September 30, 2019 to $25.68 as of September 30, 2020 related to properties (excluding apartments and single-family homes) held throughout both periods. We expect rental income to increase in future periods as a result of leasing additional space and to the extent we acquire additional properties, but to decrease to the extent we dispose of properties.
Other operating income decreased from $1.3 million for the three months ended September 30, 2019 to $0.9 million for the three months ended September 30, 2020, primarily due to the sale of real estate assets subsequent to September 30, 2019. We expect other operating income to increase in future periods as a result of leasing additional space, increases in parking income as we stabilize properties and to the extent we acquire additional properties, but to decrease to the extent we dispose of properties.
Dividend income from real estate equity securities increased from $2.3 million for the three months ended September 30, 2019 to $3.0 million for the three months ended September 30, 2020, primarily as a result of the acquisition of real estate equity securities subsequent to September 30, 2019. We expect dividend income from real estate equity securities to vary in future periods as a result of the timing of dividends declared and investment activity.
Property operating costs decreased from $8.2 million for the three months ended September 30, 2019 to $7.9 million for the three months ended September 30, 2020 and real estate taxes and insurance increased from $3.3 million for the three months ended September 30, 2019 to $3.8 million for the three months ended September 30, 2020, primarily as a result of properties acquired in 2019 and 2020 and partially offset with properties disposed in 2019. We expect property operating costs and real estate taxes and insurance to increase in future periods to the extent we acquire additional properties, increasing occupancy of our real estate assets and general inflation, but to decrease to the extent we dispose of properties.
Asset management fees increased from $2.1 million for the three months ended September 30, 2019 to $2.4 million for the three months ended September 30, 2020, primarily as a result of properties acquired in 2019 and 2020, partially offset by properties disposed in 2019. We expect asset management fees to increase in future periods to the extent we acquire additional properties, but to decrease to the extent we dispose of properties.
General and administrative expenses remained consistent at $2.0 million for both of the three months ended September 30, 2019 and 2020. We expect general and administrative expenses to fluctuate in future periods based on investment and disposition activity as well as costs incurred to evaluate strategic transactions.
We recognized a $0.4 million foreign currency transaction loss, net for the three months ended September 30, 2020 and $5.3 million of foreign currency transaction loss, net, for the three months ended September 30, 2019, related to the debentures in Israel. These debentures are denominated in Israeli new Shekels and we expect to recognize foreign transaction gains and losses based on changes in foreign currency exchange rates. During the three months ended September 30, 2020, we recognized a $2.2 million gain related to the foreign currency collars and a $2.6 million foreign currency transaction loss in the accompanying consolidated statements of operations as foreign currency transaction loss, net. On July 29, 2020, we terminated the foreign currency collars and as a result received $14.1 million. During the three months ended September 30, 2019, we recognized a $0.4 million gain related to the foreign currency collar, which is shown net against $5.7 million of foreign currency transaction loss in the accompanying consolidated statements of operations as foreign currency transaction loss, net.
Depreciation and amortization increased from $9.2 million for the three months ended September 30, 2019 to $9.5 million for the three months ended September 30, 2020, primarily as a result of properties acquired in 2019 and 2020 and capital expenditures. We expect depreciation and amortization to increase in future periods as a result of owning the property acquired during 2019 for an entire period and to the extent we acquire additional properties, but to decrease as a result of amortization of tenant origination costs related to lease expirations and disposition of properties.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Interest expense decreased from $7.4 million for the three months ended September 30, 2019 to $6.3 million for the three months ended September 30, 2020, primarily as a result of the paydown of debt on properties disposed in 2019 and the March 31, 2019 and 2020 Series A Debentures principal installment payments of 194.0 million Israeli new Shekels (approximately $53.6 million as of March 1, 2019 and $56.6 million as of March 1, 2020) and decreased one-month LIBOR rates during the three months ended September 30, 2020, partially offset by increased borrowings related to properties acquired in 2019 and 2020, issuance of Israel Series B Debentures of 254.1 million Israeli new Shekels on February 16, 2020 (approximately $74.1 million as of February 16, 2020). Excluded from interest expense was $0.7 million of interest capitalized to our investments in undeveloped land and an unconsolidated entity during both of the three months ended September 30, 2020 and 2019. Our interest expense in future periods will vary based on interest rate fluctuations, the amount of interest capitalized and our level of future borrowings, which will depend on the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives and will decrease to the extent we dispose of properties and paydown debt, including annual principal installment payments on the Series A and Series B Debentures.
During the three months ended September 30, 2020, we recognized a $2.0 million gain from remeasurement of prior equity interest due to our acquisition of Battery Point.
Equity in income of unconsolidated joint ventures increased from loss of $0.4 million for the three months ended September 30, 2019 to income of $0.5 million for the three months ended September 30, 2020, primarily as a result of an increase in revenue due to new tenants for the 353 Sacramento joint venture and partially offset with a $0.3 million loss related to the Pacific Oak Opportunity Zone Fund I investment for the three months ended September 30, 2020.
Other interest income decreased from $0.5 million for the three months ended September 30, 2019 to $19,000 for the three months ended September 30, 2020, primarily as a result of decreased dividends from money market mutual funds due to our decreased investment balance in these funds.
Gain on real estate equity securities decreased from $3.8 million for the three months ended September 30, 2019 to $6.5 million loss for the three months ended September 30, 2020. We expect gains and losses on real estate equity securities to fluctuate in future periods as a result of changes in share prices of our investments in real estate equity securities.
During the three months ended September 30, 2019, we sold one retail property, which resulted in a gain on sale of $10.5 million. There were no material dispositions during the three months ended September 30, 2020.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Comparison of the nine months ended September 30, 2020 versus the nine months ended September 30, 2019
The following table provides summary information about our results of operations for the nine months ended September 30, 2020 and 2019 (dollar amounts in thousands):

	Nine Months Ended September 30,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions/ Dispositions (1)	$ Change Due to Investments Held Throughout Both Periods (2)
	2020	2019
Rental income	$67,808	$59,879	$7,929	13%	$4,389	$3,540
Other operating income	2,722	4,219	(1,497)	(35)%	(763)	(734)
Interest income from real estate debt securities	—	369	(369)	(100)%	(369)	—
Dividend income from real estate equity securities	5,339	4,414	925	21%	925	—
Operating, maintenance, and management costs	22,258	21,254	1,004	5%	1,232	(228)
Real estate taxes and insurance	10,570	9,556	1,014	11%	860	154
Asset management fees to affiliates	6,867	5,954	913	15%	486	427
General and administrative expenses	6,302	5,586	716	13%	n/a	n/a
Foreign currency transaction (gain) loss, net	(12,338)	10,634	(22,972)	(216)%	n/a	n/a
Depreciation and amortization	27,417	25,276	2,141	8%	1,698	443
Interest expense	19,055	21,776	(2,721)	(12)%	827	(3,548)
Gain from remeasurement of prior equity interest	2,009	—	2,009	100%	n/a	n/a
Equity in income (loss) of unconsolidated entities	1,512	6,677	(5,165)	(77)%	—	(5,165)
Casualty-related gain	51	(506)	557	(110)%	n/a	n/a
Other interest income	297	1,862	(1,565)	(84)%	n/a	n/a
(Loss) gain on real estate equity securities	(21,620)	19,304	(40,924)	(212)%	n/a	n/a
Gain on sale of real estate	—	18,128	(18,128)	(100)%	(18,128)	—
Loss on extinguishment of debt	—	(861)	861	(100)%	861	—
_____________________
(1) Represents the dollar amount increase (decrease) for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 related to real estate and real estate-related investments acquired or disposed on or after January 1, 2019.
(2) Represents the dollar amount increase (decrease) for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 with respect to real estate and real estate-related investments owned by us during the entirety of both periods presented.
Rental income increased from $59.9 million for the nine months ended September 30, 2019 to $67.8 million for the nine months ended September 30, 2020, primarily as a result of properties acquired in 2019 and 2020, an overall increase in rental rates and occupancy for properties held throughout both periods and partially offset by dispositions in 2019. The occupancy of our office properties, held throughout both periods increased from 79% as of September 30, 2019 to 80% as of September 30, 2020. Annualized base rent per square foot decreased from $24.91 as of September 30, 2019 to $25.68 as of September 30, 2020 related to properties (excluding apartments and single-family homes) held throughout both periods. We expect rental income to increase in future periods as a result of leasing additional space and to the extent we acquire additional properties, but to decrease to the extent we dispose of properties.
Other operating income decreased from $4.2 million for the nine months ended September 30, 2019 to $2.7 million for the nine months ended September 30, 2020, primarily as a result of properties disposed in 2019, decrease in overall parking revenue of $0.3 million and partially offset by properties acquired in 2019 and 2020. We expect other operating income to increase in future periods as a result of leasing additional space, increases in parking income as we stabilize properties and to the extent we acquire additional properties, but to decrease to the extent we dispose of properties.
Interest income from real estate debt securities was $0.4 million for the nine months ended September 30, 2019 and was redeemed on March 20, 2019.
Dividend income from real estate equity securities increased from $4.4 million for the nine months ended September 30, 2019 to $5.3 million for the nine months ended September 30, 2020, primarily as a result of the acquisition of real estate equity securities subsequent to September 30, 2019. We expect dividend income from real estate equity securities to vary in future periods as a result of the timing of dividends declared and investment activity.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Property operating costs increased from $21.3 million for the nine months ended September 30, 2019 to $22.3 million for the nine months ended September 30, 2020 and real estate taxes and insurance increased from $9.6 million for the nine months ended September 30, 2019 to $10.6 million for the nine months ended September 30, 2020, primarily as a result of properties acquired in 2019 and 2020 and partially offset with properties disposed in 2019. We expect property operating costs and real estate taxes and insurance to increase in future periods to the extent we acquire additional properties, increasing occupancy of our real estate assets and general inflation, but to decrease to the extent we dispose of properties.
Asset management fees increased from $6.0 million for the nine months ended September 30, 2019 to $6.9 million for the nine months ended September 30, 2020, primarily as a result of properties acquired in 2019 and 2020, partially offset by properties disposed in 2019. We expect asset management fees to increase in future periods to the extent we acquire additional properties, but to decrease to the extent we dispose of properties.
General and administrative expenses increased from $5.6 million for the nine months ended September 30, 2019 to $6.3 million for the nine months ended September 30, 2020, primarily due to increased legal and advisory expenses related to the merger with Pacific Oak Strategic Opportunity REIT II. We expect general and administrative expenses to fluctuate in future periods based on investment and disposition activity as well as costs incurred to evaluate strategic transactions.
We recognized a $12.3 million foreign currency transaction gain, net for the nine months ended September 30, 2020 and $10.6 million of foreign currency transaction loss, net, for the nine months ended September 30, 2019, related to the debentures in Israel. These debentures are denominated in Israeli new Shekels and we expect to recognize foreign transaction gains and losses based on changes in foreign currency exchange rates. During the nine months ended September 30, 2020, we recognized a $14.3 million gain related to the foreign currency collars and a $2.0 million foreign currency transaction loss in the accompanying consolidated statements of operations as a foreign currency transaction gain, net. On July 29, 2020, we terminated the foreign currency collars and as a result received $14.1 million. During the nine months ended September 30, 2019, we recognized a $4.6 million gain related to the foreign currency collar, which is shown net against $15.2 million of foreign currency transaction loss in the accompanying consolidated statements of operations as foreign currency transaction loss, net.
Depreciation and amortization increased from $25.3 million for the nine months ended September 30, 2019 to $27.4 million for the nine months ended September 30, 2020, primarily as a result of properties acquired in 2019 and 2020 and capital expenditures. We expect depreciation and amortization to increase in future periods as a result of owning the property acquired during 2019 for an entire period and to the extent we acquire additional properties, but to decrease as a result of amortization of tenant origination costs related to lease expirations and disposition of properties.
Interest expense decreased from $21.8 million for the nine months ended September 30, 2019 to $19.1 million for the nine months ended September 30, 2020, primarily as a result of the paydown of debt on properties disposed in 2019 and the March 31, 2019 and 2020 Series A Debentures principal installment payments of 194.0 million Israeli new Shekels (approximately $53.6 million as of March 1, 2019 and $56.6 million as of March 1, 2020) and decreased one-month LIBOR rates during the nine months ended September 30, 2020, partially offset by increased borrowings related to properties acquired in 2019 and 2020, issuance of Israel Series B Debentures of 254.1 million Israeli new Shekels on February 16, 2020 (approximately $74.1 million as of February 16, 2020). Excluded from interest expense was $2.4 million and $2.1 million of interest capitalized to our investments in undeveloped land and an unconsolidated entity during the nine months ended September 30, 2020 and 2019, respectively. Our interest expense in future periods will vary based on interest rate fluctuations, the amount of interest capitalized and our level of future borrowings, which will depend on the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives and will decrease to the extent we dispose of properties and paydown debt, including annual principal installment payments on the Series A and Series B Debentures.
During the nine months ended September 30, 2020, we recognized a $2.0 million gain from remeasurement of prior equity interest due to our acquisition of Battery Point.
Equity in income of unconsolidated joint ventures decreased from income of $6.7 million for the nine months ended September 30, 2019 to income of $1.5 million for the nine months ended September 30, 2020, primarily as a result of the $7.8 million distribution from the 110 William Joint Venture during the nine months ended September 30, 2019 and a $0.3 million loss related to the Pacific Oak Opportunity Zone Fund I investment during the nine months ended September 30, 2020. During the nine months ended September 30, 2019, we recorded $7.5 million equity in income from the 110 William Joint Venture, which includes a $7.8 million gain related to a distribution received, net of our share of net losses of $0.3 million. We ceased to record the 110 William Joint Venture under the equity method of accounting due to distributions received during the nine months ended September 30, 2019 exceeding our investment balance.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Other interest income decreased from $1.9 million for the nine months ended September 30, 2019 to $0.3 million for the nine months ended September 30, 2020, primarily as a result of decreased dividends from money market mutual funds due to our decreased investment balance in these funds.
Gain on real estate equity securities was $19.3 million for the nine months ended September 30, 2019, which was made up of a $15.9 million unrealized gain on real estate securities held at September 30, 2019 and a $3.4 million realized gain on real estate securities sold during the nine months ended September 30, 2019. Loss on real estate equity securities was $21.6 million for the nine months ended September 30, 2020, which was made up of a $22.3 million unrealized gain on real estate securities held at September 30, 2020 and a $0.7 million realized loss on real estate securities sold during the nine months ended September 30, 2020. We expect gains and losses on real estate equity securities to fluctuate in future periods as a result of changes in share prices of our investments in real estate equity securities.
During the nine months ended September 30, 2019, we sold one apartment property that resulted in a gain on sale of $18.1 million. There were no material dispositions during the nine months ended September 30, 2020.
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
•Gain from measurement of prior equity interest. A gain from measurement of prior equity interest, represents a fair value gain on our previous investment in Battery Point Series A-3 Preferred Units that were eliminated during the acquisition of BPT Holdings. We have excluded the gain from measurement of prior equity interest in our calculation of MFFO because these gains do not impact the current operating performance of our investments and do not provide an indication of future operating performance.

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
Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculations of MFFO and Adjusted MFFO, for the three and nine months ended September 30, 2020 and 2019 (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net (loss) income attributable to common stockholders	$(7,493)	$772	$(21,797)	$11,304
Depreciation of real estate assets	6,233	5,121	17,601	14,403
Amortization of lease-related costs	3,237	4,118	9,816	10,873
Gain on sale of real estate (1)	—	(10,559)	—	(18,128)
Loss (gain) on real estate equity securities	6,527	(3,845)	21,620	(19,304)
Adjustments for noncontrolling interests - consolidated entities (2)	(141)	1,487	(286)	2,112
Adjustments for investments in unconsolidated entities (3)	2,158	1,569	4,618	(3,489)
FFO attributable to common stockholders	10,521	(1,337)	31,572	(2,229)
Straight-line rent and amortization of above- and below-market leases	(1,021)	(1,303)	(2,994)	(4,069)
Accretion of interest income on real estate debt securities	—	—	—	(13)
Amortization of net premium/discount on bond and notes payable	64	(27)	14	(73)
Loss on extinguishment of debt	—	6	—	861
Unrealized loss on interest rate caps	31	13	10	50
Mark-to-market foreign currency transaction loss (gain), net	445	5,344	(12,338)	10,634
Gain from remeasurement of prior equity interest	(2,009)	—	(2,009)	—
Adjustments for noncontrolling interests - consolidated entities (2)	(2)	19	9	(73)
Adjustments for investments in unconsolidated entities (3)	(892)	(1,344)	(3,044)	(4,350)
MFFO attributable to common stockholders	7,137	1,371	11,220	738
Other capitalized operating expenses (4)	(828)	(802)	(2,704)	(2,338)
Casualty-related (gain) loss	—	—	(51)	506
Adjustments for noncontrolling interests - consolidated entities (2)	—	—	—	(51)
Change in subordinated performance fee due upon termination to affiliate	(1,121)	—	(814)	—
Adjusted MFFO attributable to common stockholders	$5,188	$569	$7,651	$(1,145)
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Distributions
Common distributions declared, distributions paid and cash flows provided by operations were as follows for the first, second and third quarters of 2020 (in thousands, except per share amounts):

	Distribution Declared	Distributions Declared Per Share	Distributions Paid (1)			Cash Flows (Used In) Provided By Operations
Period			Cash	Reinvested	Total
First Quarter 2020	$596	$0.0086	$305	$262	$567	$(1,520)
Second Quarter 2020	—	—	29	—	29	5,616
Third Quarter 2020	—	—	—	—	—	710
	$596	$0.0086	$334	$262	$596	$4,806
On January 23, 2020, our board of directors authorized a distribution in the amount of $0.0086 per share of common stock to stockholders of record as of the close of business on January 29, 2020. We paid this distribution on January 29, 2020 and this was the only distribution declared during the first quarter of 2020.
For the nine months ended September 30, 2020, we paid aggregate distributions of $0.6 million, including $0.3 million of distributions paid in cash and $0.3 million of distributions reinvested through our dividend reinvestment plan. Our net loss attributable to common stockholders for the nine months ended September 30, 2020 was $22.3 million and our cash flows provided by operations were $4.8 million. Our cumulative distributions paid and net income attributable to common stockholders from inception through September 30, 2020 were $195.4 million and $147.5 million, respectively. We have funded our cumulative distributions paid, which includes net cash distributions and distributions reinvested by stockholders, with proceeds from debt financing of $18.7 million, gains from the dispositions of property of $83.4 million and cash provided by operations of $106.9 million. To the extent that we pay distributions from sources other than our cash flow from operations or gains from asset sales, we will have fewer funds available for investment in real estate-related loans, opportunistic real estate, real estate-related debt securities and other real estate-related investments, the overall return to our stockholders may be reduced and subsequent investors may experience dilution.

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
Merger
On October 5, 2020, pursuant to the Merger Agreement, POSOR II merged with and into Merger Sub, with Merger Sub surviving as an indirect subsidiary of ours (the “Merger”). At such time, in accordance with the applicable provisions of the Maryland General Corporation Law (the “MGCL”) and the Maryland Limited Liability Company Act, the separate existence of POSOR II ceased. At the effective time of the Merger, each issued and outstanding share of POSOR II’s common stock (or a fraction thereof), $0.01 par value per share, converted into 0.9643 shares of our common stock, $0.01 par value per share, or 28,973,906 shares of the our common stock. The combined company after the Merger retains the name “Pacific Oak Strategic Opportunity REIT, Inc.” The Merger is intended to qualify as a “reorganization” under, and within the meaning of, Section 368(a) of the Internal Revenue Code of 1986, as amended. We acquired two hotel properties, three office properties, one apartment building, one consolidated joint venture to develop one office/retail property, two real estate equity securities and two investments in unconsolidated entities. Additionally, we assumed $331.8 million of loans related to the acquired properties. Pro forma revenues and earnings have not been presented as the initial accounting for the transaction is incomplete as of the date of the consolidated financial statements are issued. We are in process of assessing the fair value of the acquired tangible assets, liabilities assumed and any applicable intangible assets and liabilities for this business combination.

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
As of September 30, 2020, we held 37.8 million Israeli new Shekels and 20.1 million Israeli new Shekels in cash and restricted cash, respectively. In addition, as of September 30, 2020, we had bonds outstanding and the related interest payable in the amounts of 836.2 million Israeli new Shekels and 3.7 million Israeli new Shekels, respectively. Foreign currency exchange rate risk is the possibility that our financial results could be better or worse than planned because of changes in foreign currency exchange rates. Based solely on the remeasurement for the nine months ended September 30, 2020, if foreign currency exchange rates were to increase or decrease by 10%, our net income would increase or decrease by approximately $20.8 million and $25.4 million, respectively, for the same period. The foreign currency transaction income or loss as a result of the change in foreign currency exchange rates does not take into account any gains or losses on our foreign currency collar as a result of such change, which would reduce our foreign currency exposure.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 3.     Quantitative and Qualitative Disclosures about Market Risk (continued)

We borrow funds at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of September 30, 2020, the fair value of our Pacific Oak SOR (BVI) Holdings, Ltd. Series A and Series B Debentures was $158.6 million and $60.3 million, respectively, and the outstanding principal balance was $169.9 million and $74.2 million, respectively. As of September 30, 2020, excluding the Pacific Oak SOR (BVI) Holdings, Ltd. Series A and Series B Debentures, the fair value of our fixed rate debt was $88.3 million and the outstanding principal balance of our fixed rate debt was $79.8 million. The fair value estimate of our Pacific Oak SOR (BVI) Holdings, Ltd. Series A and Series B Debentures were calculated using the quoted bond price as of September 30, 2020 on the Tel Aviv Stock Exchange of 93.7 and 82 Israeli new Shekels, respectively. The fair value estimate of our fixed rate debt was calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of September 30, 2020. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting changes in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on variable rate debt would change our future earnings and cash flows, but would not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. As of September 30, 2020, we had entered into three separate interest rate caps with an aggregate notional of $175.6 million which effectively limits our exposure to increases in one-month LIBOR above certain thresholds. Based on interest rates as of September 30, 2020, if interest rates were 100 basis points higher or lower during the 12 months ending September 30, 2021, interest expense on our variable rate debt would increase by $4.3 million or decrease by $0.5 million.
The weighted-average interest rates of our fixed rate debt and variable rate debt as of September 30, 2020 were 4.3% and 2.2%, respectively. The interest rate and weighted-average interest rate represent the actual interest rate in effect as of September 30, 2020 (consisting of the contractual interest rate and the effect of contractual floor rates, if applicable), using interest rate indices as of September 30, 2020 where applicable.
We are exposed to financial market risk with respect to our real estate equity securities. Financial market risk is the risk that we will incur economic losses due to adverse changes in our real estate equity security prices. Our exposure to changes in real estate equity security prices is a result of our investment in these types of securities. Market prices are subject to fluctuation and, therefore, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market prices of a real estate equity security may result from any number of factors, including perceived changes in the underlying fundamental characteristics of the issuer, the relative price of alternative investments, interest rates, default rates and general market conditions. In addition, amounts realized in the sale of a particular security may be affected by the relative quantity of the real estate equity security being sold. We do not currently engage in derivative or other hedging transactions to manage our real estate equity security price risk. As of September 30, 2020, we owned real estate equity securities with a book value of $84.4 million. Based solely on the prices of real estate equity securities as of September 30, 2020, if prices were to increase or decrease by 10%, our net income would increase or decrease by approximately $8.4 million.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
None.

Item 1A. Risk Factors
We are dependent on the third-party managers of our hotels.
We currently own two hotel properties. In order to qualify as a REIT, we are not able to operate any hotel properties or participate in the decisions affecting the daily operations of our hotels. We will lease any hotels we acquire to a “taxable REIT subsidiary” or “TRS” in which we may own up to a 100% interest. Our TRS will enter into management agreements with eligible independent contractors that are not our subsidiaries or otherwise controlled by us to manage the hotels. Thus, independent hotel operators, under management agreements with our TRS, will control the daily operations of our hotels.
We depend on these independent management companies to adequately operate our hotels as provided in the management agreements. We will not have the authority to require any hotel to be operated in a particular manner or to govern any particular aspect of the daily operations of any hotel (for instance, setting room rates). Thus, even if we believe our hotels are being operated inefficiently or in a manner that does not result in satisfactory occupancy rates, revenue per available room and average daily rates, we may not be able to force the management company to change its method of operation of our hotels. We can only seek redress if a management company violates the terms of the applicable management agreement with the TRS, and then only to the extent of the remedies provided for under the terms of the management agreement. In the event that we need to replace our management company, we may be required by the terms of the management agreement to pay substantial termination fees and may experience significant disruptions at the affected hotel.
If any hotel managers that we may engage do not qualify as “eligible independent contractors,” or if our hotels are not “qualified lodging facilities,” we will fail to qualify as a REIT.
Rent paid by a lessee that is a “related party tenant” of ours generally will not be qualifying income for purposes of the two gross income tests applicable to REITs, but an exception is provided for leases of “qualified lodging facilities” to a TRS so long as the hotels are managed by an “eligible independent contractor” and certain other requirements are satisfied. We expect to lease all or substantially all of our hotels to the TRS lessee, which is a disregarded subsidiary that is intended to qualify as a TRS. We expect that the TRS lessee will engage hotel managers, including our affiliated property manager and third-party property managers that are intended to qualify as “eligible independent contractors.” Among other requirements, in order to qualify as an eligible independent contractor, the hotel manager must not own, directly or through its equity owners, more than 35% of our outstanding stock, and no person or group of persons can own more than 35% of our outstanding stock and the equity interests of the hotel manager, taking into account certain ownership attribution rules. The ownership attribution rules that apply for purposes of these 35% thresholds are complex and monitoring actual and constructive ownership of our stock by our hotel managers and their owners may not be practical. Accordingly, there can be no assurance that these ownership levels will not be exceeded.
In addition, for a hotel management company to qualify as an eligible independent contractor, such company or a related person must be actively engaged in the trade or business of operating “qualified lodging facilities” (as defined below) for one or more persons not related to the REIT or its TRS at each time that such company enters into a hotel management contract with a TRS or its TRS lessee. No assurances can be provided that any hotel managers that we may engage will in fact comply with this requirement in the future. Failure to comply with this requirement would require us to find other managers for future contracts, and if we hired a management company without knowledge of the failure, it could jeopardize our status as a REIT.
Finally, each property that we lease to our TRS lessee must be a “qualified lodging facility.” A “qualified lodging facility” is a hotel, motel, or other establishment more than one-half of the dwelling units in which are used on a transient basis, including customary amenities and facilities, provided that no wagering activities are conducted at or in connection with such facility by any person who is engaged in the business of accepting wagers and who is legally authorized to engage in such business at or in connection with such facility. The REIT provisions of the Code provide only limited guidance for making determinations under the requirements for qualified lodging facilities, and there can be no assurance that these requirements will be satisfied.

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
Effective beginning with the month of February 2020, we have suspended (a) redemptions requested under the share redemption program in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence”, until we and POSOR II file with the SEC a registration statement on Form S-4 containing a Joint Proxy Statement/Prospectus for the Merger, and (b) all other redemptions under the share redemption program until after the Merger closes. The Form S-4 was filed on June 15, 2020 with the SEC and the Merger closed on October 5, 2020.

PART II. OTHER INFORMATION (CONTINUED)
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds (Continued)

During the nine months ended September 30, 2020, we fulfilled redemption requests eligible for redemption under our share redemption program and received in good order and funded redemptions under our share redemption program with the net proceeds from our dividend reinvestment plan and cash on hand. We redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed	Average Price Paid Per Share (1)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2020	44,025	$10.63	(2)
February 2020	—	$—	(2)
March 2020	—	$—	(2)
April 2020	—	$—	(2)
May 2020	—	$—	(2)
June 2020	33,505	$10.63	(2)
July 2020	600	$10.63	(2)
August 2020	—	$—	(2)
September 2020	—	$—	(2)
Total	78,130
_____________________
(1) On December 17, 2019, our board of directors approved an estimated value per share of our common stock of $10.63. The change in the redemption price became effective for the December 2019 redemption date and is effective until the estimated value per share is updated. We expect to update our estimated value per share no later than December 2020.
(2) We limit the dollar value of shares that may be redeemed under the program as described above. During the nine months ended September 30, 2020, we redeemed $0.8 million of common stock under the program, which represented all redemption requests received in good order and eligible for redemption through the September 2020 redemption date, except for the $60.0 million of shares in connection with redemption requests not made upon a stockholder’s death, “qualifying disability” or “determination of incompetence,” which redemption requests will be fulfilled subject to the limitations described above. Based on the Eleventh SRP, we have exhausted all available funds for redemptions in the remainder of 2020, including shares that are redeemed in connection with a stockholders’ death, “qualifying disability” or “determination of incompetence,” subject to the limitations described above.

Item 3. Defaults upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.

PART II. OTHER INFORMATION (CONTINUED)
Item 5. Other Information
PORT II
On August 31, 2020, Pacific Oak Residential Trust II, Inc. (“PORT II”), entered into an advisory agreement (as subsequently amended and restated on October 9, 2020, “PORT II Advisory Agreement”) with Pacific Oak Residential Advisors, LLC (“PORA”), an affiliate of the Advisor. Pursuant to the PORT II Advisory Agreement, PORT II has engaged PORA to act as its external advisor with respect to PORT II’s operations and assets.
Because the Company has separately engaged the Advisor to manage its operations and assets, including its interests in PORT II, on November 12, 2020, the Company and the Advisor agreed to amend their advisory agreement to provide that PORT II’s operations and assets will be managed by PORA and not by the Advisor. In addition, the amendment provides that the Advisor will rebate or offset its fees under its advisory agreement with the Company to the extent of the Company’s indirect economic interest in fees paid by PORT II to PORA (which will be based on the Company’s indirect ownership of PORT II OP LP (“PORT II OP”), which is the operating partnership of PORT II and the entity ultimately responsible for PORT II’s administrative expenses).
Previously, on August 31, 2020, PORT II entered into a property management agreement with DMH Realty, LLC (“DMH”), an affiliate of POCA and PORA. Pursuant to the property management agreement, PORT II will pay to DMH a base fee equal to the following: (a) for all rent collections up to $50 million per year, 8%; (b) for all rent collections in excess of $50 million per year, but less than or equal to $75 million per year, 7%; and (c) for all rent collections in excess of $75 million per year, 6%. PORT II will also pay DMH market-based leasing fees that will depend on the type of tenant, shared fees equal to 100% of any application fees collected and 50% of any insufficient funds fees, late fees and certain other fees collected. DMH may also perform additional services at rates that would be payable to unrelated parties.
PORT II is a newly-organized Maryland corporation formed and sponsored by the Advisor to acquire, own and operate single family homes as rental properties as well as to acquire and own other interests, including mortgages on or securities related to single family homes. The Company has contributed $5 million in capital to PORT II OP. The Company made its investment through PORT OP, of which the Company owns 96.1% of the equity as of November 13, 2020.

PART II. OTHER INFORMATION (CONTINUED)

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

10.2	Advisory Agreement, by and between the Company and Pacific Oak Capital Advisors, LLC, dated November 1, 2020

10.3	Amendment No. 1 to Advisory Agreement between the Company and Pacific Oak Capital Advisors, LLC, dated as of November 12, 2020

10.4	Advisory Agreement between Pacific Oak Residential Trust II, Inc. and Pacific Oak Residential Advisors, LLC, dated as of August 31, 2020

10.5	Amended and Restated Advisory Agreement between Pacific Oak Residential Trust II, Inc. and Pacific Oak Residential Advisors, LLC, dated as of October 9, 2020

10.6	Management Agreement between Pacific Oak Residential Trust II, Inc. and DMH Realty, LLC, dated as of August 31, 2020

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Eleventh Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed December 7, 2018

PART II. OTHER INFORMATION (CONTINUED)

Item 6. Exhibits (Continued)

Ex.	Description

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.

Date:	November 13, 2020	By:	/S/ KEITH D. HALL
Keith D. Hall
Chief Executive Officer and Director
(principal executive officer)

Date:	November 13, 2020	By:	/S/ MICHAEL A. BENDER
Michael A. Bender
Chief Financial Officer
(principal financial officer)