Form 10-K
period 2020-12-31
Pacific Oak Strategic Opportunity REIT, Inc.
filed 2021-03-29
CIK 1452936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________________________
FORM 10-K
__________________________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
There is no established market for the Registrant’s shares of common stock. On December 4, 2020, the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $9.68 based on the estimated value of the Registrant’s assets less the estimated value of the Registrant’s liabilities divided by the number of shares outstanding, as of September 30, 2020, with the exception of the following adjustments: (i) an adjustment for the Merger (as defined herein) and related expenses incurred and (ii) the issuance of 28,973,906 shares of the Registrant's common stock in connection with the Merger. For a full description of the methodologies used to value the Registrant’s assets and liabilities in connection with the calculation the estimated value per share as of December 4, 2020, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.” There were approximately 65,270,793 shares of common stock held by non-affiliates as of June 30, 2020, the last business day of the Registrant’s most recently completed second fiscal quarter.
As of March 24, 2021, there were 98,027,369 outstanding shares of common stock of the Registrant.
Documents Incorporated by Reference:
Registrant incorporates by reference in Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K portions of its Definitive Proxy Statement for its 2021 Annual Meeting of Stockholders.

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

SUMMARY RISK FACTORS
An investment in shares of our common stock involves significant risks, See “Risk Factors” beginning on page 11. These risks include, among others:
•Because no public trading market for our shares currently exists, it will be difficult for our stockholders to sell their shares.
•We depend on tenants for the revenue generated by our real estate investments and, accordingly, the revenue generated by our real estate investments is dependent upon the success and economic viability of our tenants. Revenues from our properties could decrease due to a reduction in occupancy (caused by factors including, but not limited to, tenant defaults, tenant insolvency, early termination of tenant leases and non-renewal of existing tenant leases) and/or lower rental rates, making it more difficult for us to meet our debt service obligations and limiting our ability to pay distributions to our stockholders.
•Disruptions in the financial markets and uncertain economic conditions could adversely affect our ability to implement our business strategy and generate returns to stockholders. In addition, our real estate investments may be affected by unfavorable real estate market and general economic conditions, which could decrease the value of those assets and reduce the investment return to our stockholders.
•The current outbreak of the novel coronavirus, or COVID-19, has caused severe disruptions in the U.S. and global economy and will likely have a negative impact on our business and operations.
•A concentration of our real estate investments in any one property class may leave our profitability vulnerable to a downturn in such sector.
•Because of the concentration of a significant portion of our assets in two geographic areas, any adverse economic, real estate or business conditions in these areas could affect our operating results and our ability to make distributions to our stockholders.
•We have no employees and are dependent on our advisor to conduct our operations, to identify investments, to manage our investments and for the disposition of our properties. Because our new advisor, Pacific Oak Capital Advisors, was recently formed, it could face challenges with employee hiring and retention, information technology, vendor relationships, and funding; if our advisor, Pacific Oak Capital Advisors, LLC, faces challenges in performing its obligations to us, it could negatively impact our ability to achieve our investment objectives.
•All of our executive officers, our affiliated directors and other key real estate and debt finance professionals of our advisor are also officers, affiliated directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor, our dealer manager and/or other Pacific Oak-affiliated entities. As a result, they face conflicts of interest, including but not limited to, conflicts arising from time constraints and allocation of investment opportunities.
•Because investment opportunities that are suitable for us may also be suitable for other Pacific Oak-sponsored programs or Pacific Oak-advised investors, our advisor and its affiliates face conflicts of interest relating to the purchase of properties and other investments and such conflicts may not be resolved in our favor, meaning that we could invest in less attractive assets, which could reduce the investment return to our stockholders.
•We cannot guarantee that we will make distributions. Our distribution policy is not to use the proceeds of our offerings to make distributions. However, our charter permits us to pay distributions from any source, including offering proceeds or borrowings (which may constitute a return of capital), and our charter does not limit the amount of funds we may use from any source to pay such distributions. From time to time, we may use proceeds from third party financings to fund at least a portion of distributions in anticipation of cash flow to be received in later periods. We may also fund such distributions from the sale of assets. If we pay distributions from sources other than our cash flow from operations, the overall return to our stockholders may be reduced.
•Our policies do not limit us from incurring debt until our aggregate borrowings would exceed 300% of our net assets, which approximates aggregate liabilities of 75% of the cost of our tangible assets (before deducting depreciation or other non-cash reserves), and we may exceed this limit with the approval of the conflicts committee of our board of directors. To the extent financing in excess of this limit is available on attractive terms, our conflicts committee may approve debt such that our total liabilities would exceed this limit. High debt levels could limit the amount of cash we have available to distribute and could result in a decline in the value of an investment in us.
•There are limits on the ownership and transferability of our shares.
•If we fail to qualify as a REIT and no relief provisions apply, our cash available for distribution to our stockholders could materially decrease.

PART I
ITEM 1.    BUSINESS
Overview
Pacific Oak Strategic Opportunity REIT, Inc. was formed on October 8, 2008 as a Maryland corporation, elected to be taxed as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2010 and intends to operate in such manner. As used herein, the terms “we,” “our” and “us” refer to Pacific Oak Strategic Opportunity REIT, Inc. and as required by context, Pacific Oak Strategic Opportunity Limited Partnership, a Delaware limited partnership formed on December 10, 2008 (the “Operating Partnership”), and its subsidiaries. KBS Capital Advisors LLC was previously our external advisor and on October 31, 2019, ceased to be our advisor or have any advisory responsibility to us immediately following the filing of our Quarter Report on Form 10-Q for the period ending September 30, 2019, which was filed on November 8, 2019. On November 1, 2019, Pacific Oak Capital Advisors, LLC (“Pacific Oak Capital Advisors”) became our advisor. As our advisor, Pacific Oak Capital Advisors manages our day-to-day operations and our portfolio of investments. Pacific Oak Capital Advisors also has the authority to make all of the decisions regarding our investments, subject to the limitations in our charter and the direction and oversight of our board of directors. Pacific Oak Capital Advisors also provides asset-management, marketing, investor-relations and other administrative services on our behalf. We have sought to invest in and manage a diverse portfolio of real estate related loans, opportunistic real estate, real estate-related debt securities and other real estate-related investments. We conduct our business primarily through our Operating Partnership, of which we are the sole general partner.
On January 8, 2009, we filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a minimum of 250,000 shares and a maximum of 140,000,000 shares of common stock for sale to the public, of which 100,000,000 shares were registered in our primary offering and 40,000,000 shares were registered under our dividend reinvestment plan. We ceased offering shares of common stock in our primary offering on November 14, 2012. We sold 56,584,976 shares of common stock in the primary offering for gross offering proceeds of $561.7 million. We continue to offer shares of common stock under the dividend reinvestment plan. As of December 31, 2020, we had sold 6,851,969 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $76.5 million. Also as of December 31, 2020, we had redeemed 24,041,545 of the shares sold in our offering for $287.6 million. As of December 31, 2020, we had issued 25,976,746 shares of common stock in connection with special dividends. Additionally, on December 29, 2011 and October 23, 2012, we issued 220,994 shares and 55,249 shares of common stock, respectively, for $2.0 million and $0.5 million, respectively, in private transactions exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.
On March 2, 2016, Pacific Oak Strategic Opportunity (BVI) Holdings, Ltd. (“Pacific Oak Strategic Opportunity BVI”), our wholly owned subsidiary, filed a final prospectus with the Israel Securities Authority for a proposed offering of up to 1,000,000,000 Israeli new Shekels of Series A debentures (the “Series A Debentures”) at an annual interest rate not to exceed 4.25%. On March 1, 2016, Pacific Oak Strategic Opportunity BVI commenced the institutional tender of the Series A Debentures and accepted application for 842.5 million Israeli new Shekels. On March 7, 2016, Pacific Oak Strategic Opportunity BVI commenced the public tender of the Series A Debentures and accepted 127.7 million Israeli new Shekels. In the aggregate, Pacific Oak Strategic Opportunity BVI accepted 970.2 million Israeli new Shekels (approximately $249.2 million as of March 8, 2016) in both the institutional and public tenders at an annual interest rate of 4.25%. Pacific Oak Strategic Opportunity BVI issued the Series A Debentures on March 8, 2016. The terms of the Series A Debentures require five equal principal installment payments annually on March 1st of each year from 2019 to 2023.
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
As of December 31, 2020, we consolidated nine office properties, one office portfolio consisting of four office buildings and 14 acres of undeveloped land, two apartment properties, two hotels, one office/retail development property, three investments in undeveloped land with approximately 1,000 developable acres, one residential home portfolio consisting of 1,766 single-family homes and owned four investments in unconsolidated joint ventures and three investments in real estate equity securities.
On January 22, 2020, we filed a registration statement on Form S-11 with the SEC to offer up to $1 billion in additional shares of our common stock. This new registration statement contemplates a proposed conversion of our company to a perpetual-life net asset value or “NAV” REIT that offers and sells shares of our common stock continuously through a number of distribution channels in ongoing public offerings, and seeks to provide increased liquidity to current and future stockholders through an expansion of our current share redemption program. On December 18, 2020, we filed Amendment No. 1 to the registration statement on Form S-11 with the SEC. See “Proposed NAV REIT Conversion” below for more information.

On February 19, 2020, we, Pacific Oak SOR II, LLC, an indirect subsidiary of ours (“Merger Sub”), and Pacific Oak Strategic Opportunity REIT II, Inc. (“POSOR II”) entered into an Agreement and Plan of Merger (the “Merger Agreement”).
On October 5, 2020, pursuant to the Merger Agreement, POSOR II merged with and into Merger Sub, with Merger Sub surviving as an indirect subsidiary of ours (the “Merger”). At such time, in accordance with the applicable provisions of the Maryland General Corporation Law (the “MGCL”) and the Maryland Limited Liability Company Act, the separate existence of POSOR II ceased. At the effective time of the Merger, each issued and outstanding share of POSOR II’s common stock (or a fraction thereof), $0.01 par value per share, converted into 0.9643 shares of the Company’s common stock, $0.01 par value per share, or 28,973,906 shares of our common stock. The combined company after the Merger retains the name “Pacific Oak Strategic Opportunity REIT, Inc.” The Merger was intended to qualify as a “reorganization” under, and within the meaning of, Section 368(a) of the Internal Revenue Code of 1986, as amended. As a result of the Merger, we acquired two hotel properties, three office properties, one apartment building, one consolidated joint venture to develop one office/retail property, two real estate equity securities and two investments in unconsolidated entities. Additionally, we assumed $331.8 million of loans related to the acquired properties.
Objectives and Strategies
Our primary investment objectives are:
•to provide our stockholders with attractive and stable returns; and
•to preserve and return our stockholders’ capital contributions.
We have sought to achieve these objectives by investing in and managing a portfolio of real estate-related loans, opportunistic real estate, real estate-related debt securities and other real estate-related investments. We acquired our investments through a combination of equity raised in our initial public offering, debt financing and proceeds from the Series A Debentures and Series B Debentures offerings. We plan to lease-up and stabilize existing assets. We plan to explore value-add opportunities for existing assets and seek to realize growth in the value of our investments by timing asset sales to maximize their value. We also intend to actively pursue additional lending and investment opportunities that we believe will provide an attractive risk-adjusted return to our stockholders.
Real Estate Investments
As of December 31, 2020, we consolidated nine office properties, one office portfolio consisting of four office buildings and 14 acres of undeveloped land encompassing, in the aggregate, approximately 3.8 million rentable square feet. As of December 31, 2020, these properties were 76% occupied. In addition, we owned one residential home portfolio consisting of 1,766 single-family homes and encompassing approximately 2.4 million rental square feet and two apartment properties containing 609 units and encompassing approximately 0.5 million rentable square feet, which were 94% and 90% occupied, respectively as of December 31, 2020. We also owned two hotel properties with an aggregate of 649 rooms, three investments in undeveloped land with approximately 1,000 developable acres and had entered into a consolidated joint venture to develop one office/retail property. In addition, we owned four investments in unconsolidated joint ventures.
We have attempted to diversify our tenant base in order to limit exposure to any one tenant or industry. As of December 31, 2020, we had no tenants that represented more than 10% of our total annualized base rent and our top ten tenants represented approximately 28% of our total annualized base rent, excluding single-family homes. As of December 31, 2020, there were no properties classified as held for sale. For more information about our real estate investments, see Part I, Item 2 of this Annual Report on Form 10-K.
Real Estate-Related Investments
As of December 31, 2020, we owned three investments in real estate equity securities with a total book value of $97.9 million.
Financing Objectives
We have financed the majority of our real estate and real estate-related investments with a combination of the proceeds we received from our initial public offering and debt. We used debt financing to increase the amount available for investment and to potentially increase overall investment yields to us and our stockholders. As of December 31, 2020, the weighted-average interest rate on our debt was 3.2%.
We borrow funds at both fixed and variable rates; as of December 31, 2020, we had $340.0 million and $766.4 million of fixed and variable rate debt outstanding, respectively. The weighted-average interest rates of our fixed rate debt and variable rate debt as of December 31, 2020 was 4.4% and 2.7%, respectively. The weighted-average interest rate represents the actual interest rate in effect as of December 31, 2020, using interest rate indices as of December 31, 2020, where applicable. As of December 31, 2020, we had entered into seven separate interest rate caps with an aggregate notional of $344.8 million which effectively limits our exposure to increases in one-month LIBOR above certain thresholds.

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
We have tried to spread the maturity dates of our debt to minimize maturity and refinance risk in our portfolio. In addition, a majority of our debt allows us to extend the maturity dates, subject to certain conditions. Although we believe we will satisfy the conditions to extend the maturity of our debt obligations, we can give no assurance in this regard. The following table shows the current and fully extended maturities, including principal amortization payments, of our debt as of December 31, 2020 (in thousands):

	Current Maturity	Extended Maturity
2021	$538,050	$162,841
2022	301,864	261,703
2023	120,344	302,587
2024	26,629	259,756
2025	78,011	78,011
Thereafter	41,479	41,479
	$1,106,377	$1,106,377
There is no limitation on the amount we may borrow for any single investment. Our charter limits our total liabilities to 75% of the cost of our tangible assets; however, we may exceed that limit if a majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our common stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of December 31, 2020, our borrowings and other liabilities were both approximately 67% of the cost (before depreciation and other noncash reserves) and book value (before depreciation) of our tangible assets, respectively.
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
Disposition Policies
The period that we will hold our investments will vary depending on the type of asset, interest rates and other factors. Our advisor has developed a well-defined exit strategy for each investment we have made and will continually perform a hold-sell analysis on each asset in order to determine the optimal time to hold the asset and generate a strong return for our stockholders. Economic and market conditions may influence us to hold our investments for different periods of time. We may sell an asset before the end of the expected holding period if we believe that market conditions have maximized its value to us or the sale of the asset would otherwise be in the best interests of our stockholders. There were no material dispositions during the year ended December 31, 2020 and there were no properties classified as held for sale as of December 31, 2020. The disposition strategy is consistent with our objectives of acquiring opportunistic investments, improving the investments and timing asset sales to realize the growth in the value that was created during our hold period.

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
Ongoing Public Offerings Conducted through Pacific Oak Capital Markets, LLC
As an NAV REIT, we expect that we would conduct ongoing primary public offerings of our shares on a continuous basis through our affiliated dealer manager, Pacific Oak Capital Markets, LLC. Such offerings would likely include new classes of common stock, which would allow us to offer different classes of common stock with different combinations of upfront and ongoing commissions and other fees payable to our dealer manager and participating broker-dealers. We believe that having a number of different share classes with different distribution compensation structures will improve our ability to sell shares and raise capital in the current market. We currently intend to rename our unclassified shares of common stock as “Class I” shares and classify three new classes of common stock: Class T, S and D shares.

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
•Fixed Asset Management Fee. Pursuant to our advisory agreement currently in effect with our advisor, we currently pay the advisor an asset management fee. With respect to investments in loans and any investments other than real property, the asset management fee is a monthly fee calculated, each month, as one-twelfth of 0.75% of the lesser of (i) the amount actually paid or allocated to acquire or fund the loan or other investment, inclusive of fees and expenses related thereto and the amount of any debt associated with or used to acquire or fund such investment and (ii) the outstanding principal amount of such loan or other investment, plus the fees and expenses related to the acquisition or funding of such investment, as of the time of calculation. With respect to investments in real property, the asset management fee is a monthly fee equal to one-twelfth of 0.75% of the sum of the amount paid or allocated to acquire the investment, inclusive of fees and expenses related thereto and the amount of any debt associated with or used to acquire such investment. In the case of investments made through joint ventures, the asset management fee will be determined based on our proportionate share of the underlying investment. For the 12 months ended December 31, 2020, the asset management fee was $10.0 million.
As part of the Proposed NAV REIT Conversion, we currently expect to replace the current asset management fee with a management fee with a fixed component equal to 1.25% of NAV per annum payable monthly. The impact of this change will depend on a number of factors, including our leverage and the value of our assets compared to the purchase price (both of which will be taken into account with the new fee structure, unlike the old fee structure), and is therefore impossible to predict over the long term, but we do not expect the change to be significant in the near term. By way of example only, if the aggregate NAV of our company for the 12 months ended December 31, 2020 were equal to the estimated net asset value of our company approved by our board of directors on December 4, 2020, this fixed component of the new advisory fee would have been approximately $1.0 million per month. By comparison, the existing asset management fee incurred by us for the three months ended December 31, 2020 was approximately $1.2 million per month.
•Incentive Fee. As part of the Proposed NAV REIT Conversion, we currently expect to replace our current incentive fee to the advisor with an annual performance fee performance participation interest in the Operating Partnership that entitles our advisor (or its affiliate) to receive an allocation from our Operating Partnership equal to 15.0% of the Total Return, subject to a 6% Hurdle Amount and a High Water Mark, with a Catch-Up (each term as defined below). Such allocation will be made annually and accrue monthly. Specifically, the advisor or its affiliate will be allocated a performance participation in an amount equal to:
◦First, if the Total Return for the applicable period exceeds the sum of (i) the Hurdle Amount for that period and (ii) the Loss Carryforward Amount (any such excess, “Excess Profits”), 100% of such annual Excess Profits until the total incentive fee equals 6.0% of the sum of (x) the Hurdle Amount for that period and (y) any amount due to our advisor pursuant to this clause (this is commonly referred to as a “Catch-Up”); and
◦Second, to the extent there are remaining Excess Profits, 15.0% of such remaining Excess Profits.

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
“Loss Carryforward Amount” shall initially equal zero and shall cumulatively increase by the absolute value of any negative annual Total Return and decrease by any positive annual Total Return, provided that the Loss Carryforward Amount shall at no time be less than zero and provided further that the calculation of the Loss Carryforward Amount will exclude the Total Return related to any Operating Partnership units repurchased during such year, which units will be subject to the performance participation allocation upon repurchase as described below. The effect of the Loss Carryforward Amount is that the recoupment of past annual Total Return losses will offset the positive annual Total Return for purposes of the calculation of our advisor’s performance participation. This is referred to as a “High Water Mark.”
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
Segments
We operate in three reportable business segments: opportunistic real estate and real estate-related investments, single-family homes, and hotels, which is how our management manages the business. In general, we intend to hold our investments in opportunistic real estate and other real estate-related assets for capital appreciation. Traditional performance metrics of opportunistic real estate and other real estate-related assets may not be meaningful as these investments are generally non-stabilized and do not provide a consistent stream of interest income or rental revenue. These investments exhibit similar long-term financial performance and have similar economic characteristics. These investments typically involve a higher degree of risk and do not provide a constant stream of ongoing cash flows. As a result, our management views opportunistic real estate and other real estate-related assets as similar investments and aggregated into one reportable business segment. We own single-family homes in 17 markets and are all aggregated into one reportable business segment due to the homes being stabilized, having high occupancy rates and have similar economic characteristics. Additionally, we own two hotels and are aggregated into one reportable business segment due to the nature of the hotel business with short-term stays.
Employees
We have no paid employees. The employees of our advisor or its affiliates provide management, acquisition, disposition, advisory and certain administrative services for us.
Principal Executive Office
Our principal executive offices are located at 11766 Wilshire Blvd., Suite 1670, Los Angeles, California 90025. Our telephone number and web address are (424) 208-8100 and http://www.pacificoakcmg.com/offering/reit-i.
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
Our ability to achieve our investment objectives and to pay distributions depends upon the performance of our advisor, in the acquisition of our investments, including the determination of any financing arrangements, and the ability of our advisor to source loan origination opportunities for us. Competition from competing entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of counterparties in transactions. We will also depend upon the performance of third-party loan servicers and property managers in connection with managing our investments. Stockholders must rely entirely on the management abilities of our advisor, the loan servicers and property managers our advisor selects and the oversight of our board of directors. We can give our stockholders’ no assurance that our advisor will be successful in obtaining suitable investments on financially attractive terms or that, if our advisor makes investments on our behalf, our objectives will be achieved. In the event we are unable to timely locate suitable investments, we may be unable or limited in our ability to pay distributions and we may not be able to meet our investment objectives.
A concentration of our real estate investments in any one property class may leave our profitability vulnerable to a downturn in such sector.
Our investments are primarily categorized into three segments: strategic opportunistic real estate and related investments, single-family homes and hotels. As a result, we will be subject to risks inherent in investments in limited types of properties. If our investments are substantially in limited property classes, then the potential effects on our revenues, and as a result, on cash available for distribution to our stockholders, resulting from a downturn in the businesses conducted in those types of properties could be more pronounced than if we had more fully diversified our investments. As of December 31, 2020 our investments in office properties, including our office unconsolidated joint ventures, our single-family homes, including our investment in an unconsolidated entity and hotels represented 53.1%, 10.7% and 7.9% of our total assets, respectively.
Because of the concentration of a significant portion of our assets in two geographic areas, any adverse economic, real estate or business conditions in these areas could affect our operating results and our ability to make distributions to our stockholders.
As of December 31, 2020, our real estate investments in California and Georgia represented 29.6% and 9.8% of our total assets, respectively. As a result, the geographic concentration of our portfolio makes it particularly susceptible to adverse economic developments in the Georgia and California real estate markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect our operating results and our ability to make distributions to stockholders.
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
Because we depend upon our advisor and its affiliates to select, acquire, manage and dispose of our real estate investments and to conduct our operations, any adverse changes in the financial health of our advisor or its affiliates or our relationship with them could cause our operations to suffer.
We depend on our advisor and its affiliates to select, acquire, manage and dispose of our real estate investments and to conduct our operations. Our advisor and its affiliates depend upon the fees and other compensation that it receives from us and other Pacific Oak-sponsored programs that they advise in connection with the purchase, management and sale of assets to conduct their operations. Any adverse changes to our relationship with, or the financial condition of, our advisor and its affiliates could hinder their ability to successfully manage our operations and our portfolio of investments.
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

As a REIT, we will generally have to hold our assets for two years for the production of real estate income in order to meet the safe harbor to avoid a 100% prohibited transactions tax, unless such assets are held through a TRS or other taxable corporation. At such time as we have assets that we have held for at least two years, we anticipate that we may authorize and declare distributions based on gains on asset sales, to the extent we close on the sale of one or more assets and the board of directors does not determine to reinvest the proceeds of such sales. Additionally, our board of directors intends to declare distributions quarterly based on cash flow from our investments.
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
Our distribution policy is not to pay distributions from sources other than cash flow from operations, investment activities and strategic financings. However, our organizational documents do not restrict us from paying distributions from any source and do not restrict the amount of distributions we may pay from any source, including proceeds from the issuance of securities, borrowings, advances from our advisor or sponsors or from our advisor’s deferral of its fees under the advisory agreement. Distributions paid from sources other than current or accumulated earnings and profits may constitute a return of capital. From time to time, we may generate taxable income greater than our taxable income for financial reporting purposes, or our taxable income may be greater than our cash flow available for distribution to stockholders. In these situations, we may make distributions in excess of our cash flow from operations, investment activities and strategic financings to satisfy the REIT distribution requirement described above. In such an event, we would look first to other third-party borrowings to fund these distributions. If we fund distributions from financings, the proceeds from issuances of securities or sources other than our cash flow from operations, we will have less funds available for investment in real estate-related loans, opportunistic real estate, real estate-related debt securities and other real estate-related investments and the overall return to our stockholders may be reduced.
In addition, to the extent distributions exceed cash flow from operations and gains realized from the dispositions of properties, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain. There is no limit on the amount of distributions we may fund from sources other than from cash flows from operations or gains realized from the dispositions of properties. For the year ended December 31, 2017, we paid aggregate distributions of $15.9 million (of which $8.7 million was reinvested through our dividend reinvestment plan). Our cash flow from operations and net income attributable to stockholders for the year ended December 31, 2017 were $13.4 million and $210.6 million, respectively. For the year ended December 31, 2017, we funded 100% of total distributions paid, which includes cash distributions and dividends reinvested by stockholders, with prior period cash provided by operations. For the year ended December 31, 2018, we paid aggregate distributions of $72.4 million (of which $1.4 million was reinvested through our dividend reinvestment plan). Our cash flow from operations and net income attributable to stockholders for the year ended December 31, 2018 were $2.1 million and $33.5 million, respectively. For the year ended December 31, 2018, we funded 96% of total distributions paid, which includes cash distributions and dividends reinvested by stockholders, with gains realized from the dispositions of properties and 4% of total distributions paid with cash provided by operations. For the year ended December 31, 2019, we paid aggregate distributions of $1.7 million (of which $0.8 million was reinvested through our dividend reinvestment plan). Our cash flow used in operations and net loss attributable to stockholders for the year ended December 31, 2019 were $4.2 million and $17.3 million, respectively. For the year ended December 31, 2019, we funded 100% of total distributions paid, which includes cash distributions and dividends reinvested by stockholders, with cash from gains realized from the dispositions of properties. For the year ended December 31, 2020, we paid aggregate distributions of $0.6 million (of which $0.3 million was reinvested through our dividend reinvestment plan). Our cash flow used in operations and net loss attributable to stockholders for the year ended December 31, 2020 were $1.8 million and $49.6 million, respectively. For the year ended December 31, 2020, we funded 100% of total distributions paid, which includes cash distributions and dividends reinvested by stockholders, with prior period cash flow from operating activities in excess of distributions paid and cash from gains realized from the disposition of properties. From inception through December 31, 2020, we funded 10% of total distributions paid, which includes cash distributions and dividends reinvested by stockholders, with proceeds from debt financing, funded 43% of total distributions paid with the gains realized from the dispositions of properties and funded 47% of total distributions paid with cash provided by operations. Our cumulative distributions paid and net income attributable to common stockholders from inception through December 31, 2020 were $195.4 million and $120.4 million, respectively.

The loss of or the inability to retain or obtain key real estate and debt finance professionals at our advisor and its affiliates could delay or hinder implementation of our investment, management and disposition strategies, which could limit our ability to pay distributions and decrease the value of an investment in our shares.
Our success depends to a significant degree upon the contributions of Messrs. Hall and McMillan and the team of real estate and debt finance professions at our advisor and its affiliates. Neither we nor our advisor or its affiliates have employment agreements with these individuals, and they may not remain associated with us, our advisor or its affiliates. If any of these persons were to cease their association with us, our advisor or its affiliates, we may be unable to find suitable replacements and our operating results could suffer as a result. We do not maintain key person life insurance on any person. We believe that our future success depends, in large part, upon our advisor’s and its affiliates’ ability to attract and retain highly skilled managerial, operational and marketing professionals. Competition for such professionals is intense, and our advisor and its affiliates may be unsuccessful in attracting and retaining such skilled professionals. Further, we have established strategic relationships with firms that have special expertise in certain services or detailed knowledge regarding real properties in certain geographic regions. Maintaining such relationships will be important for us to effectively compete in such regions. We may be unsuccessful in maintaining such relationships. If we lose or are unable to obtain the services of highly skilled professionals or do not establish or maintain appropriate strategic relationships, our ability to implement our investment, management and disposition strategies could be delayed or hindered and the value of our stockholders’ investment in us could decline.
The termination or replacement of our advisor could trigger a repayment event under our mortgage loans for some of our properties and the credit agreement governing any line of credit we obtain.
Lenders for certain of our properties may request provisions in the mortgage loan documentation that would make the termination or replacement of the advisor an event requiring the immediate repayment of the full outstanding balance of the loan. Similarly, under any line of credit we obtain, the termination or replacement of the advisor could trigger repayment of outstanding amounts under the credit agreement governing our line of credit. If a repayment event occurs with respect to any of our properties, our results of operations and financial condition may be adversely affected.
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
The rapid development and fluidity of this situation precludes any prediction as to the ultimate impact of COVID-19. The full extent of the impact and effects of COVID-19 on our future financial performance, as a whole, and, specifically on our real estate property holdings, are uncertain at this time. The impact will depend on future developments, including, among other factors, the duration and spread of the outbreak, along with related travel advisories and restrictions, the recovery time of the disrupted supply chains, the consequential staff shortages, and production delays, and the uncertainty with respect to the duration of the global economic slowdown. COVID-19 and the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our performance, financial condition, results of operations, cash flows, and value of shares. As a result of COVID-19, we have experienced and continue to experience a negative impact on our liquidity, and could experience additional material impacts including, but not limited to, asset impairment charges. We anticipate this will have a material impact on our business, results of operations and cash flows.
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
Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland shall be the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders with respect to our company, our directors, our officers or our employees (we note we currently have no employees). This exclusive forum provision does not apply to claims under the Securities Act, the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that the stockholder believes is favorable for disputes with us or our directors, officers or employees, which may discourage meritorious claims from being asserted against us and our directors, officers and employees. Alternatively, if a court were to find this provision of our bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations. We adopted this provision because we believe it makes it less likely that we will be forced to incur the expense of defending duplicative actions in multiple forums and less likely that plaintiffs’ attorneys will be able to employ such litigation to coerce us into otherwise unjustified settlements, and we believe the risk of a court declining to enforce this provision is remote, as the General Assembly of Maryland has specifically amended the Maryland General Corporation Law to authorize the adoption of such provisions.

Risks Related to Conflicts of Interest
Pacific Oak Capital Advisors and its affiliates, including all of our executive officers and some of our directors and other key real estate and debt finance professionals, face conflicts of interest caused by their compensation arrangements with us, which could result in actions that are not in the long-term best interests of our stockholders.
All of our executive officers and some of our directors and other key real estate and debt finance professionals are also officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor, Pacific Oak Capital Markets LLC (“Pacific Oak Capital Markets”) and other affiliated Pacific Oak entities. Our advisor and its affiliates receive substantial fees from us. These fees could influence our advisor’s advice to us as well as the judgment of affiliates of Pacific Oak Capital Advisors. Among other matters, these compensation arrangements could affect their judgment with respect to:
•the continuation, renewal or enforcement of our agreements with our advisor and its affiliates, including the advisory agreement;
•public offerings of equity by us, which may entitle Pacific Oak Capital Markets to dealer-manager fees and may entitle our advisor to asset management fees and certain other fees;
•sales of investments, which may entitle our advisor to disposition fees and possible subordinated incentive fees;
•acquisitions of investments and originations of loans, which may entitle our advisor to acquisition and origination fees and asset management fees and, in the case of acquisitions of investments from other Pacific Oak-sponsored programs, might entitle affiliates of our advisor to disposition fees and possible subordinated incentive fees in connection with its services for the seller;
•borrowings to acquire investments and to originate loans, which borrowings may increase the acquisition and origination fees and asset management fees payable to our advisor;
•whether to engage our advisor, which may receive fees in connection with the management of our properties regardless of the quality of the services provided to us, to manage our properties; and
•whether we pursue a liquidity event such as a listing of our shares of common stock on a national securities exchange, a sale of the company or a liquidation of our assets, which (i) may make it more likely for us to become self-managed or internalize our management, (ii) could positively or negatively affect the sales efforts for other Pacific Oak-sponsored programs, depending on the price at which our shares trade or the consideration received by our stockholders, and/or (iii) affect the advisory fees received by our advisor.
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

Our advisor and its affiliates face conflicts of interest relating to the acquisition of assets, the leasing of properties and the disposition of properties due to their relationship with other Pacific Oak-sponsored programs and/or Pacific Oak-advised investors, which could result in decisions that are not in our best interest or the best interests of our stockholders.
We rely on the key real estate and debt finance professionals of Pacific Oak Capital Advisors and Pacific Oak Residential Advisors, including Messrs. Hall and McMillan, to identify suitable investments. Messrs. Hall and McMillan and other real estate professionals at Pacific Oak Capital Advisors and Pacific Oak Residential Advisors are also the key real estate professionals for other Pacific Oak-sponsored programs and Pacific Oak-advised investors. As such, other Pacific Oak-sponsored programs and Pacific Oak-advised investors that have funds available for investment rely on many of the same professionals, as will future programs and investors. Some investment opportunities that are suitable for us may also be suitable for other Pacific Oak-sponsored programs and Pacific Oak-advised investors. Although there may be some overlap of investment opportunities, we generally do not expect to be in direct competition with these programs due to their specific investment focus and timing of funds available for investment, with the exception of Pacific Oak Residential Trust II, Inc. (“PORT II”), a new vehicle for residential investment sponsored and advised by Pacific Oak affiliates, which intends to invest in single-family rental homes, like we do. We currently expect Pacific Oak Capital Advisors and Pacific Oak Residential Advisors to allocate single-family rental home investment opportunities between us and PORT II pro rata based on our investible capital. When these real estate and debt finance professionals direct an investment opportunity to any Pacific Oak-sponsored program or Pacific Oak-advised investors, they, in their sole discretion, will have to determine the program or investor for which the investment opportunity is most suitable based on the investment objectives, portfolio and criteria of each program or investor. As a result, these Pacific Oak real estate and debt finance professionals could direct attractive investment opportunities to other programs or investors.
For so long as we are externally advised, our charter provides that it shall not be a proper purpose of the corporation for us to make any significant investment unless our advisor has recommended the investment to us. Thus, the real estate and debt finance professionals of our advisor could direct attractive investment opportunities to other Pacific Oak-sponsored programs or Pacific Oak-advised investors. Such events could result in us investing in properties that provide less attractive returns, which would reduce the level of distributions we may be able to pay our stockholders.
We and other Pacific Oak-sponsored programs and Pacific Oak-advised investors also rely on these real estate professionals to supervise the property management and leasing of properties. If the Pacific Oak team of real estate professionals directs creditworthy prospective tenants to properties owned by another Pacific Oak-sponsored program or Pacific Oak-advised investor when it could direct such tenants to our properties, our tenant base may have more inherent risk and our properties’ occupancy may be lower than might otherwise be the case.
In addition, we and other Pacific Oak-sponsored programs and Pacific Oak-advised investors rely on our sponsor and other key real estate professionals at our advisor and its affiliates to sell our properties. These Pacific Oak-sponsored programs and Pacific Oak-advised investors may possess properties in similar locations and/or of the same property types as ours and may be attempting to sell these properties at the same time we are attempting to sell some of our properties. If our advisor directs potential purchasers to properties owned by another Pacific Oak-sponsored program or Pacific Oak-advised investor when it could direct such purchasers to our properties, we may be unable to sell some or all of our properties at the time or at the price we otherwise would, which could limit our ability to pay distributions and reduce our stockholders’ overall investment return.
Further, existing and future Pacific Oak-sponsored programs and Pacific Oak-advised investors and Messrs. Hall and McMillan generally are not and will not be prohibited from engaging, directly or indirectly, in any business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition, origination, development, ownership, leasing or sale of real estate-related investments.

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
Our sponsor, our officers, our advisor and the real estate, debt finance, management and accounting professionals assembled by our advisor face competing demands on their time and this may cause our operations and our stockholders’ investment in us to suffer.
We rely on our sponsor, our officers, Pacific Oak Capital Advisors, Pacific Oak Residential Advisors and the key real estate, debt finance, management and accounting professionals Pacific Oak Capital Advisors and Pacific Oak Residential Advisors have assembled for the day‑to‑day operation of our business. All of our executive officers, our affiliated directors and other key real estate and debt finance professionals of our advisor are also officers, affiliated directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor, our dealer manager and/or other Pacific Oak-affiliated entities. As a result of their interests in other Pacific Oak-sponsored programs, their obligations to Pacific Oak-advised investors and the fact that they engage in and they will continue to engage in other business activities on behalf of themselves and others, Messrs. Hall and McMillan and the key real estate, debt finance, management and accounting professionals at Pacific Oak Capital Advisors and Pacific Oak Residential Advisors face conflicts of interest in allocating their time among us, Pacific Oak Capital Advisors, Pacific Oak Residential Advisors, other Pacific Oak-sponsored programs, Pacific Oak-advised investors and other business activities in which they are involved. Our executive officers and the key real estate, debt finance, management and accounting professionals affiliated with our sponsor who provide services to us are not obligated to devote a fixed amount of their time to us. In addition, Pacific Oak Capital Advisors and its affiliates share many of the same key real estate, management and accounting professionals. During times of intense activity in other programs and ventures, these individuals may devote less time and fewer resources to our business than are necessary or appropriate to manage our business. Furthermore, some or all of these individuals may become employees of another Pacific Oak-sponsored program in an internalization transaction or, if we internalize our advisor, may not become our employees as a result of their relationship with other Pacific Oak-sponsored programs. If these events occur, the returns on our investments, and the value of our stockholders’ investment in us, may decline.
If we were to internalize our management or if another investment program, whether sponsored or advised by affiliates of the Pacific Oak Capital Advisors or otherwise, conducts its own internalization transaction, we could incur significant costs and/or our business could be harmed.
At some point in the future, we may consider internalizing the functions performed for us by Pacific Oak Capital Advisors or its affiliates, although we do not currently intend to do so. Any internalization transaction could result in significant payments to the principals of Pacific Oak Capital Advisors and its affiliates, including in the form of our stock which could reduce the percentage ownership of our then existing stockholders and concentrate ownership in the owners of Pacific Oak Capital Advisors and its affiliates. In addition, we rely on persons employed by Pacific Oak Capital Advisors or its affiliates to manage our day-to-day operating and acquisition activities. If we were to effectuate an internalization of Pacific Oak Capital Advisors or its affiliates, we may not be able to retain all of the employees of the Pacific Oak Capital Advisors or its affiliates or to maintain relationships with other entities sponsored or advised by affiliates of Pacific Oak Capital Advisors. In addition, some of the employees of Pacific Oak Capital Advisors or its affiliates may provide services to one or more other investment programs. These programs or third parties may decide to retain some or all of the key employees in the future. If this occurs, these programs could hire certain of the persons currently employed by Pacific Oak Capital Advisors or its affiliates who are most familiar with our business and operations, thereby potentially adversely impacting our business.

All of our executive officers, our affiliated directors and the key real estate and debt finance professionals assembled by our advisor face conflicts of interest related to their positions and/or interests in our advisor and its affiliates, which could hinder our ability to implement our business strategy and to generate returns to our stockholders.
All of our executive officers, our affiliated directors and the key real estate and debt finance professionals assembled by our advisor are also executive officers, affiliated directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor, our dealer manager, and/or other Pacific Oak-affiliated investment advisors that are the sponsors of other Pacific Oak-sponsored programs or are the advisors of Pacific Oak-advised investors. As a result, they owe fiduciary duties to each of these entities, their stockholders, members and limited partners and these investors, which fiduciary duties may from time to time conflict with the fiduciary duties that they owe to us and our stockholders. Their loyalties to these other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. Further, Messrs. Hall and McMillan and existing and future Pacific Oak-sponsored programs and Pacific Oak-advised investors generally are not and will not be prohibited from engaging, directly or indirectly, in any business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition, development, ownership, leasing or sale of real estate investments. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to pay distributions to our stockholders and to maintain or increase the value of our assets.
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
Our share redemption program includes numerous restrictions that limit our stockholders’ ability to sell their shares. Our stockholders must hold their shares for at least one year in order to participate in the share redemption program, except for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence.” We limit the number of shares redeemed pursuant to the share redemption program as follows: (i) during any calendar year, we may redeem no more than 5% of the weighted-average number of shares outstanding during the prior calendar year and (ii) during 2021, we may redeem no more than $0.9 million of shares in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence”. In addition to the capacity from the sentence above, we made available $2.0 million of redemptions in connection with a stockholder's death, “qualifying disability”, or “determination of incompetence” for the December 2020 redemption date and carry forward until depleted. As of March 1, 2021, $0.6 million remained available. We may increase or decrease this limit upon ten business days’ notice to stockholders. Further, we have no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. These limits may prevent us from accommodating all redemption requests made in any year. Our board is free to amend, suspend or terminate the share redemption program upon 10 business days’ notice.
The price at which we will redeem shares under the program is 95% of our most recent estimated value per share.
The most recent estimated value per share of our common stock is $9.68. For a full description of the methodologies and assumptions used to value our assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.” The value of our shares will fluctuate over time in response to developments related to individual assets in our portfolio and the management of those assets and in response to the real estate and finance markets. As such, the estimated value per share does not take into account developments in our portfolio since December 4, 2020. We currently expect to utilize our advisor and/or an independent valuation firm to update our estimated value per share no later than December 2021. Upon updating our estimated value per share, the redemption price per share will also change. Because of the restrictions of our share redemption program, our stockholders may not be able to sell their shares under the program, and if stockholders are able to sell their shares, depending upon the then current redemption price, they may not recover the amount of their investment in us.
The estimated value per share of our common stock may not reflect the value that stockholders will receive for their investment.
On December 4, 2020, our board of directors approved an estimated value per share of our common stock of $9.68 based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding as of September 30, 2020, with the exception of the following adjustments: (i) an adjustment for the Merger and related expenses incurred and (ii) the issuance of 28,973,906 shares of our common stock in connection with the Merger. Other than the adjustments, there have been no material changes between September 30, 2020 and December 4, 2020 to the net values of our assets and liabilities that materially impacted the overall estimated value per share. We are providing this estimated value per share to assist broker-dealers that participated in our initial public offering in meeting their customer account statement reporting obligations under National Association of Securities Dealers Conduct Rule 2340 as required by the Financial Industry Regulatory Authority (“FINRA”). This valuation was performed in accordance with the provisions of and also to comply with Practice Guideline 2013–01, Valuations of Publicly Registered Non-Listed REITs, issued by the Investment Program Association (“IPA”) in April 2013. The estimated value per share was based upon the recommendation and valuation prepared by our advisor.
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
For a full description of the methodologies and assumptions used to value our assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Market Information.” We currently expect to utilize our advisor and/or an independent valuation firm to update the estimated value per share in December 2021.
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
Our advisor and its affiliates perform services for us in connection with the selection, acquisition, origination, management, and administration of our investments. We pay them substantial fees for these services, which results in immediate dilution to the value of our stockholders’ investment and reduces the amount of cash available for investment or distribution to stockholders. Compensation to be paid to our advisor may be increased subject to approval by our conflicts committee and the other limitations in our charter, which would further dilute our stockholders’ investment and reduce the amount of cash available for investment or distribution to stockholders.
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
From time to time, we may acquire real property or properties that are under development or construction. Investments in such properties will be subject to the uncertainties associated with the development and construction of real property, including those related to re-zoning land for development, environmental concerns of governmental entities and/or community groups and our builders’ ability to build in conformity with plans, specifications, budgeted costs and timetables. If a builder fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance. A builder’s performance may also be affected or delayed by conditions beyond the builder’s control. Delays in completing construction could also give tenants the right to terminate preconstruction leases. We may incur additional risks when we make periodic progress payments or other advances to builders before they complete construction. These and other factors can result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. We also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a purchase price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and the return on our investment could suffer.
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
As of December 31, 2020, we have $766.3 million variable rate debt outstanding for which we pay interest based on the London Interbank Offered Rate (“LIBOR”). LIBOR and certain other interest “benchmarks” may be subject to regulatory guidance and/or reform that could cause interest rates under our current or future debt agreements to perform differently than in the past or cause other unanticipated consequences. The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, has announced that it intends to stop encouraging or requiring banks to submit rates for the calculation of LIBOR rates after 2021, and it is unclear whether new methods of calculating LIBOR will be established, such that LIBOR may continue to exist after 2021. While there is no consensus on what rate or rates may become accepted alternatives to LIBOR, the Alternative Reference Rates Committee, a steering committee comprised of U.S. financial market participants, selected the Secured Overnight Finance Rate (“SOFR”) as an alternative to LIBOR. SOFR is a broad measure of the cost of borrowing cash in the overnight U.S. treasury repo market, and the Federal Reserve Bank of New York started to publish the SOFR in May 2018. At this time, it is impossible to predict whether the SOFR or another reference rate will become an accepted alternative to LIBOR. The discontinuation, reform or replacement of LIBOR or any other benchmark rates may have an unpredictable impact on contractual mechanics in the credit markets or cause disruption to the broader financial markets, and could have an adverse effect on LIBOR-based interest rates on our current or future debt obligations.
We have broad authority to incur debt and high debt levels could hinder our ability to make distributions and decrease the value of our stockholders’ investment.
Our charter limits our total liabilities to 75% of the cost (before deducting depreciation or other noncash reserves) of our tangible assets; however, we may exceed that limit if the majority of the conflicts committee of our board of directors approves each borrowing in excess of our charter limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of December 31, 2020, our borrowings and other liabilities were both approximately 67% of the cost (before depreciation and other noncash reserves) and book value (before depreciation) of our tangible assets, respectively. High debt levels would cause us to incur higher interest charges and higher debt service payments and may also be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of our stockholders’ investment.
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

The deeds of trust that govern the bonds issued to Israeli investors include restrictive covenants that may adversely affect our operations, which could limit our ability to make distributions to our stockholders or fund redemptions.
The deeds of trust that govern the terms of the bonds issued to Israeli investors contains various restrictive covenants. Such restrictive covenants may prohibit us from making certain investments, selling properties or taking certain other actions that our board of directors otherwise believes to be in our best interests. Such restrictions may adversely affect our operations and limit our ability to make distributions to our stockholders or fund redemptions. Under the deed of trust that governs the Series A Debentures, we may not make investments through Pacific Oak Strategic Opportunity BVI outside the U.S. and are restricted in our land and development investments made through Pacific Oak Strategic Opportunity BVI. In addition, Pacific Oak Strategic Opportunity BVI must meet financial covenants such as (i) a minimum equity of $475 million; (ii) a maximum debt to capital of 70%; and (iii) a maximum net debt-to-Adjusted EBITDA of 17.0, and must meet distribution requirements such as (i) a minimum equity of $600 million and (ii) an Adjusted EBITDA of $50 million for the trailing twelve months, in order to make distributions to us, except as necessary for us to maintain our qualification as a REIT. In addition, certain significant transactions involving Pacific Oak Strategic Opportunity BVI and our company, another Pacific Oak-sponsored company, or a Pacific Oak affiliate, or a sale of 60% of Pacific Oak Strategic Opportunity BVI assets, may require the consent of the bondholders. Finally, for as long as the debentures are outstanding, we may not conduct our investment strategy through an entity other than Pacific Oak Strategic Opportunity BVI without the consent of the noteholders (unless those investments would be prohibited by the deed of trust, in which case we must conduct them outside of Pacific Oak Strategic Opportunity BVI). In addition, under the deed of trust that governs the Series B Debentures, Pacific Oak Strategic Opportunity BVI must meet financial covenants such as (i) a minimum equity of $475 million; (ii) a maximum debt to capital of 75%; and (iii) a minimum adjusted net operating income of $35.0 million for the trailing twelve months. A violation of any of the foregoing financial covenants constitute an event of default, result in an increase of the interest rate of the bonds and cause the bonds to become immediately due and payable.
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
We believe that we have operated and will continue to operate in a manner that will allow us to continue to qualify as a REIT for federal income tax purposes, commencing with the taxable year ended December 31, 2010. However, the U.S. federal income tax laws governing REITs are extremely complex, and interpretations of the U.S. federal income tax laws governing qualification as a REIT are limited. Qualifying as a REIT requires us to meet various tests regarding the nature of our assets and our income, the ownership of our outstanding stock, and the amount of our distributions on an ongoing basis. Accordingly, we cannot be certain that we will be successful in operating so we can remain qualified as a REIT. While we intend to continue to operate so that we will qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, including the tax treatment of certain investments we may make, and the possibility of future changes in our circumstances, no assurance can be given that we will so qualify for any particular year. If we fail to qualify as a REIT in any calendar year and we do not qualify for certain statutory relief provisions, we would be required to pay U.S. federal income tax on our taxable income at regular corporate rates, and distributions to our stockholders would not be deductible by us in determining our taxable income. In such a case, we might need to borrow money or sell assets to pay that tax. Our payment of income tax would decrease the amount of our income available for distribution to our stockholders. Furthermore, if we fail to maintain our qualification as a REIT and we do not qualify for certain statutory relief provisions, we no longer would be required to distribute substantially all of our REIT taxable income to our stockholders. Unless our failure to qualify as a REIT were excused under federal tax laws, we would be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost.

Our stockholders may have current tax liability on distributions they elect to reinvest in our common stock.
If our stockholders participate in our dividend reinvestment plan, they will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. In addition, our stockholders will be treated for U.S. federal income tax purposes as having received an additional distribution to the extent the shares are purchased at a discount to fair market value, if any. As a result, unless our stockholders are tax-exempt entities, they may have to use funds from other sources to pay their tax liability on the value of the shares of common stock received.
Even if we qualify as a REIT for U.S. federal income tax purposes, we may be subject to federal, state, local or other tax liabilities that reduce our cash flow and our ability to pay distributions to our stockholders.
Even if we qualify as a REIT for U.S. federal income tax purposes, we may be subject to some federal, state and local taxes on our income or property. For example:
•In order to qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income to our stockholders (which is determined without regard to the dividends-paid deduction or net capital gain). To the extent that we satisfy the distribution requirement but distribute less than 100% of our REIT taxable income and our net capital gain, we will be subject to federal corporate income tax on the undistributed income.
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
We generally must distribute annually at least 90% of our REIT taxable income, subject to certain adjustments and excluding any net capital gain, in order for U.S. federal corporate income tax not to apply to earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income (and any net capital gain), we will be subject to U.S. federal corporate income tax on undistributed amounts. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws. We also may decide to retain net capital gain we earn from the sale or other disposition of our property and pay U.S. federal income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also will be subject to corporate tax on any undistributed taxable income. We intend to make distributions to our stockholders to comply with the REIT requirements of the Internal Revenue Code.
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
If our operating partnership fails to maintain its status as a partnership or a disregarded entity for U.S. federal income tax purposes, its income would be subject to taxation and our REIT status would be terminated.
We currently intend to maintain the status of our operating partnership as a disregarded entity or a partnership for U.S. federal income tax purposes. During periods in which our operating partnership is treated as a disregarded entity, our operating partnership will not be subject to U.S. federal income tax on its income. Rather, its income will be attributed to us as the sole owner for U.S. federal income tax purposes of the operating partnership. However, during periods in which our operating partnership has more than one owner, if the Internal Revenue Service (“Internal Revenue Service” or “IRS”) were to successfully challenge the status of our operating partnership as a partnership, it would potentially be taxable as a corporation. In such event, this would reduce the amount of distributions that our operating partnership could make to us. This would also result in our losing REIT status and becoming subject to a corporate level tax on our own income. This would substantially reduce our cash available to pay distributions and the return on a stockholder’s investment. In addition, if any of the entities through which our operating partnership owns its properties, in whole or in part, loses its characterization as a partnership for U.S. federal income tax purposes, the underlying entity would become subject to taxation as a corporation, thereby reducing distributions to our operating partnership and jeopardizing our ability to maintain REIT status.
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
•Generally allows for taxable years prior to 2026 a deduction for individuals equal to 20% of certain income from pass-through entities, including ordinary dividends distributed by a REIT (excluding capital gain dividends and qualified dividend income), generally resulting in a maximum effective U.S. federal income tax rate applicable to such dividends of 29.6% compared to 37% (excluding, in each case, the 3.8% Medicare tax on net investment income); and
•Limits certain deductions for individuals, including deductions for state and local income taxes, and eliminates deductions for miscellaneous itemized deductions (including certain investment expenses).
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

Prospective investors should consult with their tax advisors regarding the effects of the CARES Act.
On March 27, 2020, legislation intended to support the economy during the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), was signed into law. The CARES Act made technical corrections, or temporary modifications, to certain of the provisions of the TJCA, including, without limitation, the provisions of the TCJA concerning net operating losses (“NOLs”) and interest expense deductions. With respect to NOLs, effective for taxable years beginning on or after January 1, 2018, the TCJA limited the deduction for NOL carryforwards to 80% of taxable income (before the deduction) and eliminated NOL carrybacks for individuals and non-REIT corporations (NOL carrybacks did not apply to REITs under prior law), but allows for indefinite NOL carryforwards. The CARES Act repealed such 80% limitation for carryforwards to taxable years beginning before January 1, 2021. The CARES Act also allows a five-year carryback for NOLs arising in 2018, 2019, or 2020.
Dividends payable by REITs do not qualify for the reduced tax rates.
In general, the maximum tax rate for dividends payable to domestic stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, are generally not eligible for this reduced rate; provided under current law, individuals may be able to deduct 20% of income received as ordinary REIT dividends until 2026, thus reducing the maximum effective U.S. federal income tax rate on such dividend. In addition, Treasury Regulations impose a minimum holding period for the 20% deduction that was not set forth in the Internal Revenue Code. Under the Treasury Regulations, in order for a REIT dividend with respect to a share of REIT stock to be treated as a qualified REIT dividend, the U.S. stockholder (i) must have held the share for more than 45 days during the 91-day period beginning on the date which is 45 days before the date on which such share becomes ex-dividend with respect to such dividend and (ii) cannot have been under an obligation to make related payments with respect to positions in substantially similar or related property, e.g., pursuant to a short sale. While this tax treatment does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts or estates to perceive investments in REITs to be relatively less attractive than investments in stock of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.
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
Stockholders will be dependent on the board of directors to adopt and oversee valuation procedures to determine the NAV of our shares; the prices at which we sell and redeem our shares will be based on the NAV per share determined in accordance with these valuation procedures.
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
The prices at which we sell shares in our offerings and repurchase shares under our share redemption program and/or self-tender offers will not be market-based prices. We currently intend for those prices to be based on our monthly NAV per share. If our NAV calculations are too high, we may overpay for shares that we redeem, which would harm our remaining stockholders. If our NAV calculations are too low, we may dilute our existing stockholders when we sell new shares and we may underpay stockholders that sell their shares to us. There will be no market prices for our shares and stockholders will be entirely dependent on us to determine an appropriate monthly NAV per share, which may not correspond to realizable value upon a sale of our assets.
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
All of our executive officers, some of our directors and other key real estate and debt finance professionals are also officers, directors, managers, or key professionals of and/or holders of a direct or indirect controlling interest in our advisor, Pacific Oak Capital Markets, LLC, who we intend to hire as our dealer manager for our future public offerings, and other affiliated Pacific Oak entities. Keith D. Hall and Peter McMillan III are our sponsors and indirectly own and control our advisor. Our advisor is also the external advisor to other Pacific Oak-sponsored programs. Messrs. Hall and McMillan are executive officers and/or directors of other Pacific Oak-sponsored programs. Messrs. Hall and McMillan, and their teams of real estate and debt finance professionals may also sponsor or advise future programs or accounts in the future. Some of the material conflicts that our advisor and its affiliates face in connection with our pursuit of a perpetual-life strategy include the following:
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
•Our sponsors and their team of professionals at our advisor and its affiliates (including Pacific Oak Capital Markets, LLC, the expected dealer manager of our offerings) have to allocate their time between us and other programs and activities in which they are involved.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
We have no unresolved staff comments.

ITEM 2.    PROPERTIES
As of December 31, 2020, we owned nine office properties, one office portfolio consisting of four office buildings and 14 acres of undeveloped land, in the aggregate, approximately 3.8 million rentable square feet. As of December 31, 2020, these properties were 76% occupied. In addition, we owned one residential home portfolio consisting of 1,766 single-family homes and encompassing approximately 2.4 million rental square feet and two apartment properties containing 609 units and encompassing approximately 0.5 million rentable square feet, which were 94% and 90% occupied, respectively as of December 31, 2020. We also owned two hotel properties with an aggregate of 649 rooms and three investments in undeveloped land with approximately 1,000 developable acres. Additionally, as of December 31, 2020, we had entered into a consolidated joint venture to develop one office/retail property. The following table provides summary information regarding our properties as of December 31, 2020:

Property Location of Property	Date Acquired or Foreclosed on	Property Type	Rentable Square Feet	Total Real Estate at Cost (1) (in thousands)	Occupancy	Ownership %
Richardson Portfolio Richardson, TX	11/23/2011	Office/ Undeveloped Land	569,980	$48,269	71.6%	90.0%
Park Highlands (2) North Las Vegas, NV	12/30/2011	Undeveloped Land	—	37,405	N/A	100.0% (2)
Park Centre Austin, TX	03/28/2013	Office	204,967	38,085	77.3%	100.0%
1180 Raymond (3) Newark, NJ	08/20/2013	Apartment	268,688	47,615	88.6%	100.0%
Park Highlands II (2) North Las Vegas, NV	12/10/2013	Undeveloped Land	—	28,095	N/A	100.0% (2)
Richardson Land II Richardson, TX	09/04/2014	Undeveloped Land	—	3,418	N/A	90.0%
Crown Pointe Dunwoody, GA	02/14/2017	Office	509,792	95,781	72.1%	100.0%
The Marq Minneapolis, MN	03/01/2018	Office	534,536	95,579	82.1%	100.0%
City Tower Orange, CA	03/06/2018	Office	435,177	158,711	92.5%	100.0%
Eight & Nine Corporate Centre Franklin, TN	06/08/2018	Office	316,939	80,211	79.9%	100.0%
Georgia 400 Center Alpharetta, GA	05/23/2019	Office	419,582	92,875	83.0%	100.0%
Single-Family Homes Portfolio (4) Multiple Locations	Multiple	Home	2,451,437	187,250	93.5%	100.0%
Springmaid Beach Resort Myrtle Beach, SC	10/05/2020	Hotel	—	92,900	N/A	90.0%
Q&C Hotel New Orleans, LA	10/05/2020	Hotel	—	44,194	N/A	90.0%
Lincoln Court Campbell, CA	10/05/2020	Office	123,529	59,887	76.7%	100.0%
Lofts at NoHo Commons (5) North Hollywood, CA	10/05/2020	Apartment	224,755	116,427	91.4%	90.0%
210 West 31st Street New York, NY	10/05/2020	Office/Retail	—	51,467	N/A	80.0%
Oakland City Center Oakland, CA	10/05/2020	Office	368,032	205,096	78.2%	100.0%
Madison Square Phoenix, AZ	10/05/2020	Office	313,991	34,170	47.1%	90.0%
			6,741,405	$1,517,435
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
(4) This portfolio contains 1,766 single-family homes and has an average rentable square foot of 1,388 per home.
(5) This apartment property has 292 units and has an average rentable square foot of 700 per unit.

The following table provides summary information regarding our real estate held for investment as of December 31, 2020 (in thousands):

Property Type	Land	Building and Improvements	Tenant Origination and Absorption	Total Real Estate, at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net
Office	$134,344	$717,469	$53,719	$905,532	$(86,754)	$818,778
Apartments	30,962	131,422	1,658	164,042	(10,631)	153,411
Hotels	33,152	103,942	—	137,094	(832)	136,262
Office/Retail	—	51,467	—	51,467	—	51,467
Undeveloped Land	72,052	—	—	72,052	—	72,052
Single-Family Homes	31,934	153,097	2,217	187,248	(6,195)	181,053
	$302,444	$1,157,397	$57,594	$1,517,435	$(104,412)	$1,413,023

As of December 31, 2020, there were no tenants occupying 10% or more of our total rentable square footage. As of December 31, 2020, our real estate portfolio’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Insurance	28	$8,421	10.5%
Computer Systems	33	8,260	10.3%
		$16,681	20.8%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2020, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
No other tenant industries accounted for more than 10% of annualized base rent. No material tenant credit issues have been identified at this time.
Portfolio Lease Expiration
The following table reflects the lease expiration of our owned properties, excluding apartment and single-family home leases, as of December 31, 2020:

Year of Expiration	Number of Leases Expiring	Annualized Base Rent (in thousands) (1)	% of Portfolio Annualized Base Rent Expiring	Leased Rentable Square Feet Expiring	% of Portfolio Rentable Square Feet Expiring
2021	77	$8,351	10.4%	324,200	11.2%
2022	99	13,531	16.9%	525,568	18.1%
2023	70	9,795	12.2%	335,373	11.5%
2024	47	7,756	9.7%	259,952	8.9%
2025	51	12,308	15.4%	439,161	15.1%
2026	39	9,683	12.1%	362,680	12.5%
2027	18	3,024	3.8%	110,889	3.8%
2028	10	4,098	5.1%	185,631	6.4%
2029	12	2,046	2.6%	91,635	3.2%
2030	6	2,110	2.6%	63,333	2.2%
Thereafter	30	7,444	9.3%	209,143	7.1%
Total	459	$80,146	100%	2,907,565	100%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2020, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

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

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Stockholder Information
As of March 24, 2021, we had 98.0 million shares of common stock outstanding held by a total of approximately 18,000 stockholders. The number of stockholders is based on the records of DST Systems, Inc., who serves as our transfer agent.
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
We provide an estimated value per share to assist broker-dealers that participated in our initial public offering in meeting their customer account statement reporting obligations under National Association of Securities Dealers Conduct Rule 2340 as required by FINRA. This valuation was performed in accordance with the provisions of and also to comply with Practice Guideline 2013-01, Valuations of Publicly Registered, Non-Listed REITs issued by the IPA in April 2013. For this purpose, we estimated the value of the shares of our common stock as $9.68 per share as of December 31, 2020. This estimated value per share is based on our board of directors’ approval on December 4, 2020 of an estimated value per share of our common stock of $9.68 based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding, all as of September 30, 2020, with the exception of the following adjustments: (i) an adjustment for the Merger and related expenses incurred and (ii) the issuance of 28,973,906 shares of the Company's common stock in connection with the Merger. Other than the adjustments, there have been no material changes between September 30, 2020 and December 4, 2020 to the net values of our assets and liabilities that materially impacted the overall estimated value per share.
Our conflicts committee, composed of all of our independent directors, is responsible for the oversight of the valuation process, including the review and approval of the valuation process and methodologies used to determine our estimated value per share, the consistency of the valuation and appraisal methodologies with real estate industry standards and practices and the reasonableness of the assumptions used in the valuations and appraisals. The estimated value per share was based upon the recommendation and valuation prepared by our advisor. Our advisor’s valuation of our consolidated investments in real estate properties and its unconsolidated properties 110 William Street and 353 Sacramento was based on valuations performed by third-party valuation firms. Our advisor’s valuation of our three other unconsolidated entity investments was based on (i) its equity capital contributions in the case of two unconsolidated entities having a value of $28.6 million or $0.29 per share and (ii) the actual cash received as a final liquidating distribution in the case of one unconsolidated entity having a value of $0.1 million or $0.00 per share. The aforementioned third-party valuations represented appraisals for our consolidated entity investments in real estate properties and its unconsolidated properties 110 William Street and 353 Sacramento, and automated valuation model estimates for each individual home in our consolidated single-family rental home portfolio (“SFR portfolio”) of 1,769 homes. The appraisals were performed by Duff & Phelps, LLC (“Duff & Phelps”), except for the undeveloped land which was appraised by Colliers International Valuation & Advisory Services, LLC (“Colliers”). Valuation of the SFR portfolio was performed by ClearCapital.com, Inc. (“Clear Capital”). Duff & Phelps, Colliers and Clear Capital, each an independent third-party valuation firm, also prepared appraisal/valuation reports, summarizing key inputs and assumptions, for each of the real estate properties they respectively valued. Our advisor performed valuations with respect to our real estate-related investments, three of its unconsolidated entities, cash, other assets, mortgage debt and other liabilities. The methodologies and assumptions used to determine the estimated value of our assets and the estimated value of our liabilities are described further below.
Our advisor used the valuations from the third-party valuation firms together with our advisor’s estimated values to calculate and recommend an estimated value per share of our common stock. Upon (i) the conflicts committee’s receipt and review of our advisor’s valuation report, including our advisor’s summary of the appraisal/valuation reports prepared by Duff & Phelps, Colliers and Clear Capital and our advisor’s estimated value of each of our other assets and our liabilities, (ii) the conflicts committee’s review of the reasonableness of our estimated value per share resulting from our advisor’s valuation process and (iii) in light of other factors considered by the conflicts committee and the conflicts committee’s own extensive knowledge of the our assets and liabilities, the conflicts committee concluded that the estimated value per share proposed by our advisor was reasonable and recommended to the board of directors that it adopt $9.68 as the estimated value per share of our common stock. At the special meeting of the board of directors, the board of directors unanimously agreed to accept the recommendation of the conflicts committee and approved $9.68 as the estimated value of our common stock, which determination is ultimately and solely the responsibility of the board of directors.

The table below sets forth the calculation of our estimated value per share as of December 4, 2020, as well as the calculation of our prior estimated value per share as of December 17, 2019:

	December 4, 2020 Estimated Value per Share	December 17, 2019 Estimated Value per Share (1)	Change in Estimated Value per Share
Real estate properties (2)	$17.44	$15.03	$2.41
Real estate equity securities	0.92	1.14	(0.22)
Cash	0.89	1.47	(0.58)
Investments in unconsolidated entities	2.12	3.15	(1.03)
Other assets	0.28	0.24	0.04
Mortgage debt (3)	(8.68)	(6.44)	(2.24)
Series A Debentures (4)	(1.62)	(3.26)	1.64
Series B Debentures (5)	(0.61)	—	(0.61)
Pacific Oak Capital Advisors participation fee potential liability	—	(0.03)	0.03
Merger-related liabilities (6)	(0.06)	—	(0.06)
Other liabilities	(0.50)	(0.47)	(0.03)
Noncontrolling Series A Preferred Stock (7)	(0.16)	—	(0.16)
Non-controlling interest (8)	(0.34)	(0.20)	(0.14)
Estimated value per share	$9.68	$10.63	$(0.95)
Estimated enterprise value premium	None assumed	None assumed	None assumed
Total estimated value per share	$9.68	$10.63	$(0.95)
_____________________
(1) The December 17, 2019 estimated value per share was based upon the recommendation and valuation of our advisor. We engaged Duff & Phelps and Colliers to provide appraisals of our real estate properties, investments in undeveloped land and two of its unconsolidated investments in real estate properties and our advisor performed valuations of our real estate-related investments, cash, other assets, mortgage debt and other liabilities. For more information relating to the December 17, 2019 estimated value per share and the assumptions and methodologies used by Duff & Phelps, Colliers and our advisor, see our Current Report on Form 8-K filed with the SEC on December 19, 2019.
(2) The increase in the estimated value of real estate properties was primarily due to the Merger and property acquisitions, partially offset by declines in property fair values and property dispositions.
(3) The increase in mortgage debt was primarily due to the Merger, borrowings to fund acquisitions of real estate and capital expenditures on real estate, partially offset by repayments upon asset sales.
(4) Amount relates to Series A Debentures issued in Israel on March 8, 2016. The decrease is primarily due to a principal payment which was due March 1, 2020 and a decline in the quoted bond price on the Tel Aviv Stock Exchange and the issuance of 28,973,906 shares of our common stock in connection with the Merger.
(5) Amount relates to Series B Debentures issued in Israel on February 16, 2020. The increase is due to the issuance of the debentures, partially offset by a decline in the quoted bond price on the Tel Aviv Stock Exchange.
(6) Represents the fees payable to our and POSOR II’s third-party financial advisors related to the Merger and estimated property transfer tax liabilities, all incurred upon closing of the Merger on October 5, 2020.
(7) Represents the par value plus accrued unpaid dividends on the Series A cumulative convertible redeemable preferred stock issued by Pacific Oak Residential Trust, Inc. on November 6, 2019.
(8) The increase in non-controlling interests was primarily due to the Merger and an increase from our issuance of common equity units in the operating partnership of Pacific Oak Residential Trust, Inc. to the Battery Point Trust, Inc. seller as acquisition consideration for our Battery Point Trust, Inc. acquisition on July 1, 2020, partially offset by decreases tied to the declines in consolidated entities property fair values.

The decrease in our estimated value per share from the previous estimate was primarily due to the items noted below, which reflect the significant contributors to the decrease in the estimated value per share from $10.63 to $9.68. The changes are not equal to the change in values of each real each asset and liability group presented in the table above due to real estate property acquisitions, dispositions, debt financings and other factors, which caused the value of certain asset or liability groups to change with no impact to our fair value of equity or the overall estimated value per share.

Change in Estimated Value per Share
December 17, 2019 estimated value per share	$10.63
Changes to estimated value per share
Investments
Real estate	(0.11)
Investments in unconsolidated entities	(0.46)
Investments in debt and equity securities	(0.30)
Capital expenditures on real estate	(0.38)
Merger (1)	(0.36)
Total change related to investments	(1.61)
Operating cash flows in excess of distributions declared (2)	0.17
Foreign currency gain	0.15
Merger and property selling, acquisition and financing costs (3)	(0.09)
Advisor disposition and acquisition fees (4)	—
Mortgage debt, Series A Debentures and Series B Debentures	0.38
Advisor participation fee potential liability	0.03
Other	0.02
Total change in estimated value per share	$(0.95)
December 4, 2020 estimated value per share	$9.68
_____________________
(1) Merger impact reflects changes in the net asset values of our and POSOR II after the Merger Agreement was signed on February 19, 2020.
(2) Operating cash flow reflects modified funds from operations (“MFFO”) adjusted to deduct capitalized interest expense, real estate taxes and insurance and add back the amortization of deferred financing costs. We compute MFFO in accordance with the definition included in the practice guideline issued by the IPA in November 2010.
(3) Merger and property selling, acquisition and financing costs include approximately (i) $6.1 million, or $0.06 per share, for fees payable to our and POSOR II’s third-party financial advisors related to the Merger and estimated property transfer tax liabilities incurred upon closing of the Merger on October 5, 2020, (ii) $2.6 million, or $0.03 per share, for financing costs including the issuance costs related to our Series B Debentures and Series A cumulative convertible redeemable preferred stock issuance costs, and (iii) $0.4 million, or $0.00 per share, for acquisition and selling costs.
(4) Advisor disposition and acquisition fees were $0.3 million, or $0.00 per share.
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

Real Estate
Independent Valuation Firm
Duff & Phelps(1) was selected by our advisor and approved by our conflicts committee to appraise all of our consolidated real estate properties, 110 William Street, and 353 Sacramento, but excluding our investments in undeveloped land and the single-family rental home portfolio. Colliers(2) was selected by our advisor and approved by our conflicts committee to appraise our investments in undeveloped land (hereinafter the properties appraised by Duff & Phelps and Colliers are the “Appraised Properties”). Clear Capital(3) was selected by our advisor and approved by our conflicts committee to provide a value for our single-family rental home portfolio using its proprietary automated valuation models. Clear Capital’s values were not appraisals and should not be construed as appraisals. Duff & Phelps and Colliers are engaged in the business of appraising commercial real estate properties, and Clear Capital is engaged in the business of real estate valuations, data, and analytics and none are affiliated with us or our advisor. The compensation we pay to Duff & Phelps, Colliers, and Clear Capital is based on the scope of work and not on the values of our real estate properties. In preparing their valuation reports, Duff & Phelps, Colliers, and Clear Capital did not, and were not requested to, inspect or otherwise evaluate the physical conditions of our properties or solicit third-party indications of interest for our properties or common stock in connection with possible purchases thereof or the acquisition of all or any part of us.
_____________________
(1) Duff & Phelps is actively engaged in the business of appraising commercial real estate properties similar to those owned by us in connection with public securities offerings, private placements, business combinations and similar transactions. We engaged Duff & Phelps to deliver an appraisal report relating to all of our consolidated investments in real estate properties, 110 William Street and 353 Sacramento, but excluding our investments in undeveloped land and the single-family rental home portfolio, and Duff & Phelps received fees upon the delivery of such report. In addition, we agreed to indemnify Duff & Phelps against certain liabilities arising out of this engagement. In the six years prior to the date of this filing, Duff & Phelps and its affiliates have provided a number of commercial real estate, appraisal and valuation services for us and/or our affiliates and have received fees in connection with such services. Duff & Phelps and its affiliates may from time to time in the future perform other commercial real estate, appraisal and valuation services for us and our affiliates in transactions related to the properties that are the subjects of the appraisals, so long as such other services do not adversely affect the independence of the applicable Duff & Phelps appraiser as certified in the applicable appraisal reports.
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
(3) Clear Capital is actively engaged in the business of real estate valuation, data, and analytics related to homes similar to those owned by us. We engaged Clear Capital to provide a valuation for each of the single-family rental homes in its portfolio, and Clear Capital received fees upon the delivery of its valuation report. Clear Capital’s proprietary valuations provide estimates of value based on multiple factors, but are not guarantees of property value, characteristics or condition. Clear Capital’s valuations were provided to assist our advisor in calculating the estimated value per share of our common stock. Clear Capital did not make an independent determination as to whether its valuation methodology was suitable for such purpose or calculate or participate in the calculation of the estimated value per share. In addition, we agreed to indemnify Clear Capital against certain liabilities arising out of this engagement. Clear Capital is engaged in the ordinary course of business in many areas related to real estate and related services. Clear Capital and its affiliates may from time to time in the future perform other valuation and advisory services for us related to the properties that are the subjects of the valuation report, so long as such other services do not adversely affect the independence of Clear Capital.
Duff & Phelps, Colliers, and Clear Capital collected all reasonably available material information that each deemed relevant for the requested valuation products and took into account customary real estate valuation and financial considerations and procedures as each deemed relevant with respect to the requested valuation products. Duff & Phelps relied in part on property-level information provided by our advisor, including (i) property historical and projected operating revenues and expenses; (ii) property lease agreements; and (iii) information regarding recent or planned capital expenditures. Colliers was provided with land surveys and development plans and relied in part on such information. Clear Capital was provided with property addresses, purchase prices and dates, and certain characteristics for each of our homes and relied in part on such information. Duff & Phelps, Colliers, and Clear Capital relied on the information supplied or otherwise made available by us and our advisor to be accurate and complete, prepared in good faith, and to reflect the best currently available estimates and judgments of us and our advisor, and did not independently verify any such information. In addition, Duff & Phelps, Colliers, and Clear Capital relied on us or our advisor to inform them if any information previously provided became inaccurate or needed updating during the course of their engagements or if there were any exceptions to the typical assumptions that we have clear and marketable title to each real estate property, that no title defects exist, that any improvements were made in accordance with law, that no hazardous materials are present or were present previously, that no deed restrictions exist, and that no changes to zoning ordinances or regulations governing use, density or shape are pending or being considered. Duff & Phelps, Colliers, and Clear Capital did not independently verify any such information.

For the appraisals, Duff & Phelps and Colliers performed the appraisals in accordance with the Code of Ethics and the Uniform Standards of Professional Appraisal Practice, or USPAP, the real estate appraisal industry standards created by The Appraisal Foundation, as well as the requirements of the state where each real property is located. Each appraisal was reviewed, approved and signed by an individual with the professional designation of MAI (Member of the Appraisal Institute). The use of the appraisal reports is subject to the requirements of the Appraisal Institute relating to review by its duly authorized representatives. In the appraisals, and as outlined in the appraisal reports, Duff & Phelps and Colliers necessarily made numerous assumptions as of various points in time and with respect to general business, economic, and regulatory conditions, industry performance, and other matters, many of which are beyond Duff & Phelps’ and Colliers’ control and our control.
For the single-family rental home valuations, Clear Capital generated an estimated value for each individual home using its proprietary automated valuation models built to leverage machine learning algorithms and an extensive database that may include public records, MLS information, and insights from a nationwide network of independent real estate professionals including appraisers, brokers, and agents. Each individual home was assigned the ClearAVM value, an estimated value generated by a computer model which utilizes recent sales prices for homes considered comparable to the subject given a custom geographic boundary, home characteristics, and features of nearby properties, unless the confidence score provided with the ClearAVM value did not meet a specified threshold. In those cases, the individual home was assigned what is called the trended Home Data Index value, an estimated value calculated by multiplying a property's last sale price by a price change factor which is generated by the combination of a repeat sales computer model and a price per square foot model that is designed to measure the change in home prices over time at granular geographic levels. For our single-family rental home portfolio, approximately 80% of the individual homes were assigned the ClearAVM value and 20% were assigned the trended Home Data Index value. Clear Capital’s valuations were not appraisals and should not be construed as appraisals, and were based on computer models developed by Clear Capital which utilize data believed to be reliable but there can be no guarantee that the data is accurate or complete.
Although Duff & Phelps, Colliers, and Clear Capital considered any comments received from us or our advisor to their valuations, ultimately the valuations were determined by Duff & Phelps, Colliers, and Clear Capital. The valuations were necessarily estimates, and the price at which our properties may actually be sold could differ materially from the valuations. The valuations were necessarily based on assumptions, analyses, opinions, and conclusions reflecting the general business, economic, financial and other circumstances and conditions, and data in existence as of or prior to the date of the valuations. Material change in assumptions, circumstances, conditions, matters, or data after the date of the valuations, or discovery after the date of the valuations that data which had been considered reliable and which had been utilized was in fact unreliable, inaccurate, or incomplete, may affect such valuations. The Duff & Phelps, Colliers, and Clear Capital engagement letters and the appraisal reports contain qualifications and limitations that qualify the analyses, opinions, and conclusions reflected in the valuations. The valuations are addressed solely to us to assist our advisor in calculating and recommending an updated estimated value per share of our common stock, and Duff & Phelps, Colliers, and Clear Capital have not made independent determinations as to whether the valuations are suitable for such a purpose. The valuations are not addressed to the public and may not be relied upon by any other person to establish an estimated value per share of the Company’s common stock and do not constitute a recommendation to any person to purchase or sell any shares of our common stock. Duff & Phelps, Colliers, and Clear Capital were responsible only for the valuation services outlined in their engagement letters, and were not responsible for, did not calculate, and did not participate in the determination of the estimated value per share of our common stock.
The foregoing is a summary description of the engagements, standard assumptions, qualifications and limitations that generally apply to the Duff & Phelps, Colliers, and Clear Capital valuations.
Real Estate Valuation
Upon closing of the Merger, we had 21 consolidated real estate properties (consisting of nine office properties, one office portfolio consisting of four office buildings, two apartment properties, a portfolio of 1,769 single-family rental homes, two hotel properties, one office/retail development property, two investments in 14 acres of undeveloped land, and three investments in undeveloped land with approximately 1,000 developable acres). Our consolidated real estate properties had a total value of $1,712.1 million. These properties had a total cost basis of $1,581.1 million as of September 30, 2020 (adjusted to reflect the Merger), which is the total of acquisition prices of $1,441.1 million including a purchase price allocation for the properties acquired from POSOR II, $20.0 million for the acquisition of minority interests in unconsolidated entities, $103.5 million in capital expenditures, leasing commissions and tenant improvements since inception and $16.6 million of acquisition fees and expenses including foreclosure costs and certain costs due upon closing of the Merger. Our consolidated real estate value compared to this cost basis represents an increase of approximately 8.3%.
We obtained appraisals for each of the consolidated real estate properties except for the single-family rental home portfolio which was valued as previously described. Our consolidated Appraised Properties had a total appraised value of $1,505.7 million, and our consolidated single-family rental home portfolio had a total estimated value of $206.4 million.

For the appraisals, Duff & Phelps and Colliers used various methodologies, as appropriate, such as the direct capitalization approach, discounted cash flow analyses and sales comparison approach. Duff & Phelps relied primarily on 10-year discounted cash flow analyses for the final valuations of each of the real estate properties (which exclude undeveloped land) and Colliers relied primarily on the sales comparison approach for the final valuations of the undeveloped land that it appraised. Duff & Phelps calculated the discounted cash flow value of our real estate properties (which exclude undeveloped land) using property-level cash flow estimates, terminal capitalization rates and discount rates that fall within ranges they believe would be used by similar investors to value the properties we own based on recent comparable market transactions adjusted for unique property and market-specific factors. Colliers relied primarily on the sales comparison approach and estimated the value of the undeveloped land based on the most applicable recent comparable market transactions. For the valuation of the single-family rental home portfolio, Clear Capital calculated the total of the estimated values of each individual home using its proprietary automated valuation models.
The following table summarizes the key assumptions that were used to value the Appraised Properties and single-family homes:

	Range in Values	Weighted-Average Basis
Consolidated Appraised Properties (Excluding Undeveloped Land and Office/Retail Development Property)
Terminal capitalization rate	4.50% to 7.50%	6.43%
Discount rate	6.00% to 9.50%	7.60%
Net operating income compounded annual growth rate (1)	2.74% to 17.46%	5.91%

Undeveloped Land
Price per acre (2)	$210,000 to $957,000	$225,000

Office/Retail Development Property
Price per FAR (Floor area ratio) (3)	$625 to $875	$875

Single-Family Homes
Price per square foot	$16.41 to $318.39	$86.50
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
(2) The weighted-average price per acre was primarily driven by the Company’s two investments in undeveloped land with approximately 1,000 developable acres located in North Las Vegas, Nevada. The weighted-average price per acre for these two investments in undeveloped land was approximately $210,000.
(3) Price per FAR is before deducting for the ground lease liability and estimated demolition costs, and the range in values reflects different development scenarios.
While we believe that Duff & Phelps’, Colliers’, and Clear Capital’s assumptions and inputs are reasonable, a change in these assumptions and inputs would significantly impact the estimated values of our real estate properties and, thus, our estimated value per share. As of September 30, 2020, certain of our real estate assets have non-stabilized occupancies. Appraisals may provide a sense of the value of the investment, but any appraisal of the property will be based on numerous estimates, judgments and assumptions that significantly affect the appraised value of the underlying property. An appraisal of a non-stabilized property, in particular, involves a high degree of subjectivity due to high vacancy levels and uncertainties with respect to future market rental rates and timing of lease-up and stabilization. Accordingly, different assumptions may materially change the appraised value of the property. The table below illustrates the impact on the estimated value per share if the terminal capitalization rates or discount rates were adjusted by 25 basis points, and assuming all other factors remain unchanged, with respect to the consolidated Appraised Properties referenced in the table above (excluding undeveloped land and office/retail development property). Additionally, the table below illustrates the impact on the estimated value per share if the terminal capitalization rates or discount rates for these properties were adjusted by 5% in accordance with the IPA guidance:

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease of 25 basis points	Increase of 25 basis points	Decrease of 5%	Increase of 5%
Terminal capitalization rates	$0.34	$(0.31)	$0.40	$(0.35)
Discount rates	0.23	(0.22)	0.30	(0.29)
The table below illustrates the impact on the estimated value per share if the price per acre of the investments in undeveloped land was adjusted by 5%:

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease of 5%	Increase of 5%
Price per acre	$(0.11)	$0.11

The table below illustrates the impact on the estimated value per share if the price per FAR of the investment in the office/retail development property was adjusted by 5%:

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease of 5%	Increase of 5%
Price per FAR	$(0.02)	$0.02

The table below illustrates the impact on the estimated value per share if the price per square foot of the single-family rental home portfolio was adjusted by 5%:

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease of 5%	Increase of 5%
Price per square foot	$(0.10)	$0.10

Investments in Unconsolidated Entities
Upon closing of the Merger, we held five investments in unconsolidated entities including: 110 William Street, 353 Sacramento, Pacific Oak Opportunity Zone Fund I, Pacific Oak Residential Trust II and a participating loan facility.
110 William Street is an office property containing 928,157 rentable square feet located in New York, New York and we hold a 60% interest in an entity that owns 110 William Street. The appraised value of 110 William Street as provided by Duff & Phelps was $500.8 million. Our advisor relied on the appraised value provided by Duff & Phelps along with the fair value of other assets and liabilities as determined by our advisor, and then calculated the amount that we would receive in a hypothetical liquidation of the real estate at the appraised value and the other assets and liabilities at their fair values based on the profit participation thresholds contained in the entity agreement. The resulting amount was the fair value assigned to our 60% interest in this unconsolidated entity. As of September 30, 2020, the carrying value and estimated fair value of our investment in this unconsolidated entity were $0 and $102.1 million, respectively. Our carrying value for this investment is $0 due to a $7.8 million distribution from the 110 William Street Entity during the first quarter of 2019 and this distribution exceeded the book value for this investment.
Duff & Phelps relied on a 10-year discounted cash flow analyses for the final valuation of 110 William Street. The terminal capitalization rate, discount rate and CAGR used in the discounted cash flow model to arrive at the appraised value were 5.50%, 7.00% and 12.48%, respectively.
353 Sacramento is an office building containing 284,751 rentable square feet located in San Francisco, California and we hold a 55% interest in an entity that owns 353 Sacramento. The appraised value of 353 Sacramento as provided by Duff & Phelps was $255.6 million. Our advisor relied on the appraised value provided by Duff & Phelps along with the fair value of other assets and liabilities as determined by our advisor, and then calculated the amount that we would receive in a hypothetical liquidation of the real estate at the appraised value and the other assets and liabilities at their fair values based on the profit participation thresholds contained in the entity agreement. The resulting amount was the fair value assigned to our 55% interest in this unconsolidated entity. As of September 30, 2020, the carrying value and estimated fair value of our investment in this unconsolidated entity were $43.8 million and $77.8 million, respectively.
Duff & Phelps relied on a 10-year discounted cash flow analyses for the final valuation of 353 Sacramento. The terminal capitalization rate, discount rate and CAGR used in the discounted cash flow model to arrive at the appraised value were 5.25%, 7.25% and 4.49%, respectively.
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

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease of 25 basis points	Increase of 25 basis points	Decrease of 5%	Increase of 5%
Terminal capitalization rates	$0.12	$(0.11)	$0.13	$(0.11)
Discount rates	0.07	(0.07)	0.11	(0.10)

We also hold 104 Class A Units of Pacific Oak Opportunity Zone Fund I, LLC and the units were valued by our advisor at the purchase price since the units were recently acquired via several investments from June to December 2019, the fund’s properties are still under construction, and our advisor does not believe there has been any material changes in the unit value since our initial purchases. As of September 30, 2020, the carrying value and estimated fair value of our investment in this unconsolidated entity were $23.9 million and $23.6 million, respectively, with the latter equal to $0.24 per share. If the per-unit price were adjusted by 5%, it would impact the estimated value per share value by $0.01.
Our other investments in unconsolidated entities were valued at their carrying values of $5.1 million as of September 30, 2020, which is $0.05 per share. If the estimated fair value were adjusted by 5%, it would have no impact on the estimated value per share.
Real Estate Equity Securities
Upon closing of the Merger, we owned investments in three real estate equity securities: 64,165,352 shares of common units of Keppel Pacific Oak US REIT, 6,791,734 shares of Franklin Street Properties Corp, and 1,560,660 shares of Plymouth Industrial REIT, Inc. The fair values of these real estate equity securities were based on quoted prices in an active market on a major stock exchange. Upon closing of the Merger, the fair value and carrying value of our real estate equity securities was $90.6 million.
Notes Payable
The estimated values of our notes payable are equal to the GAAP fair values calculated using a discounted cash flow analysis, but they do not equal the book value in accordance with GAAP. For the discounted cash flow analysis, the contractual cash flows were discounted by estimated market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio and type of collateral.
Upon closing of the Merger, the GAAP fair value and carrying value of our notes payable were $852.5 million and $847.4 million, respectively. The weighted-average discount rate applied to the future estimated debt payments, which have a weighted-average remaining term of 1.5 years, was approximately 3.46%. The table below illustrates the impact on our estimated value per share if the discount rates were adjusted by 25 basis points, and assuming all other factors remain unchanged, with respect to our notes payable. Additionally, the table below illustrates the impact on the estimated value per share if the discount rates were adjusted by 5% in accordance with the IPA guidance:

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease of 25 basis points	Increase of 25 basis points	Decrease of 5%	Increase of 5%
Discount rates	$(0.03)	$0.03	$(0.02)	$0.02
Series A & B Debentures
Our Series A & B Debentures are publicly traded on the Tel-Aviv Stock Exchange. The estimated value of our Series A & B Debentures is based on the quoted bond price as of September 30, 2020 on the Tel-Aviv Stock Exchange of 93.7% and 82.0% of face value (including accrued interest expense), respectively, and foreign currency exchange rates as of September 30, 2020. As of September 30, 2020, the fair value and GAAP carrying value of our Series A & B Debentures were $218.9 million and $240.3 million, respectively.
Non-controlling Interests
We have an ownership interest in eight consolidated entities as of September 30, 2020. As we consolidate these entities, the entire amount of the underlying assets and liabilities are reflected at their fair values in the corresponding line items of the estimated value per share calculation. Given this and the September 30, 2020 appraisal date for the real estate properties, we also must consider the fair value of any non-controlling interest liability as of September 30, 2020. In determining this fair value, we considered the various interests, including profit participation thresholds in each of the entities that must be measured in determining the fair value of our non-controlling interest liability. We used the real estate valuations provided by Duff & Phelps, Colliers, and Clear Capital and calculated the amount that the non-controlling interests would receive in a hypothetical liquidation of the underlying real estate properties (including all current assets and liabilities) at their current values and the payoff of any related debt at its fair value, based on agreements. The estimated payment to the non-controlling interests were then reflected as the non-controlling interest liability in our calculation of its estimated value per share.

Participation Fee Potential Liability Calculation
In accordance with the new advisory agreement with our advisor, our advisor is entitled to receive a participation fee equal to (A) 15.0% of our net cash flows, whether from continuing operations, net sale proceeds or otherwise, after our stockholders have received, together as a collective group, aggregate distributions (including distributions that may constitute a return of capital for federal income tax purposes) sufficient to provide (i) a return of their net invested capital, or the amount calculated by multiplying the total number of shares purchased by stockholders by the issue price (except that all shares issued to stockholders of POSOR II in connection with the Merger are deemed to have been purchased by such stockholders at the effective time of the Merger and at a price of $10.63 per share), reduced by any amounts to repurchase shares pursuant to our share redemption program, and (ii) a 7.0% per year cumulative, noncompounded return on such net invested capital from our inception, less (B) $36.3 million, which is the grant date value of the restricted stock issued to our former advisor, KBS Capital Advisors LLC, in connection with its termination on October 31, 2019. Net sales proceeds means the net cash proceeds realized by us after deduction of all expenses incurred in connection with a sale, including disposition fees paid to our advisor. The 7.0% per year cumulative, noncompounded return on net invested capital from our inception is calculated on a daily basis. In making this calculation, the net invested capital is reduced to the extent distributions in excess of a cumulative, noncompounded, annual return of 7.0% are paid (from whatever source), except to the extent such distributions would be required to supplement prior distributions paid in order to achieve a cumulative, noncompounded, annual return of 7.0% (invested capital is only reduced as described in this sentence; it is not reduced simply because a distribution constitutes a return of capital for federal income tax purposes). The 7.0% per year cumulative, noncompounded return is not based on the return provided to any individual stockholder. Accordingly, it is not necessary for each of our stockholders to have received any minimum return in order for our advisor to participate in our net cash flows. In fact, if our advisor is entitled to participate in our net cash flows, the returns of our stockholders will differ, and some may be less than a 7.0% per year cumulative, noncompounded return. This fee is payable only if we are not listed on an exchange. For purposes of determining the estimated value per share, our advisor calculated the potential liability related to this incentive fee based on a hypothetical liquidation of the assets and liabilities at their estimated fair values, after considering the impact of any potential closing costs and fees related to the disposition of real estate properties. Our advisor estimated the fair value of this liability to be $0 as of the valuation date, and reflected this in its calculation of our estimated value per share.
Other Assets and Liabilities
The carrying values of a majority of our other assets and liabilities are considered to equal their fair value due to their short maturities or liquid nature. Certain balances, such as straight-line rent receivables, lease intangible assets and liabilities, accrued capital expenditures, deferred financing costs, unamortized lease commissions and unamortized lease incentives, have been eliminated for the purpose of the valuation due to the fact that the value of those balances were already considered in the valuation of the related asset or liability. Our advisor has also excluded redeemable common stock as temporary equity does not represent a true liability to us and the shares that this amount represents are included in our total outstanding shares of common stock for purposes of calculating the estimated value per share of our common stock.
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
Limitations of Estimated Value Per Share
As mentioned above, we provide an estimated value per share to assist broker dealers that participated in our initial public offering in meeting their customer account statement reporting obligations. This valuation was performed in accordance with the provisions of and also to comply with IPA valuation guidelines. As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share. The estimated value per share is not audited and does not represent the fair value of our assets less the fair value of our liabilities according to GAAP.
Accordingly, with respect to the estimated value per share, we can give no assurance that:
•a stockholder would be able to resell his or her shares at this estimated value per share;
•a stockholder would ultimately realize distributions per share equal to our estimated value per share upon liquidation of our assets and settlement of its liabilities or a sale of our company;
•our shares of common stock would trade at the estimated value per share on a national securities exchange;
•an independent third-party appraiser or other third-party valuation firm would agree with our estimated value per share; or
•the methodology used to calculate our estimated value per share would be acceptable to FINRA or for compliance with ERISA reporting requirements.

Further, the estimated value per share as of December 4, 2020 is based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding, all as of September 30, 2020, after giving effect to the Adjustments. As of September 30, 2020, taking into account the Merger, there were 98,198,922 shares issued and outstanding. The value of our shares will fluctuate over time in response to developments related to individual assets in our portfolio and the management of those assets and in response to the real estate and finance markets. The estimated value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated value per share does not take into account estimated disposition costs and fees for real estate properties that are not held for sale or under contract for sale, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations or the impact of restrictions on the assumption of debt. The estimated value per share does consider any participation or incentive fees that would be due to our advisor based on our aggregate net asset value, which would be payable in our hypothetical liquidation as of the valuation date in accordance with the terms of our advisory agreement. We currently expects to utilize our advisor and/or an independent valuation firm to update the estimated value per share no later than December 2021.
Historical Estimated Values per Share
The historical reported estimated values per share of our common stock approved by the board of directors are set forth below:

Estimated Value per Share	Effective Date of Valuation	Filing with the Securities and Exchange Commission
$10.63	December 17, 2019	Current Report on Form 8-K, filed December 19, 2019
$9.91	November 12, 2018	Current Report on Form 8-K, filed November 15, 2018
$11.50	December 7, 2017	Current Report on Form 8-K, filed December 13, 2017
$14.81	December 8, 2016	Current Report on Form 8-K, filed December 15, 2016
$13.44	December 8, 2015	Current Report on Form 8-K, filed December 10, 2015
$12.24	December 9, 2014	Current Report on Form 8-K, filed December 11, 2014
$11.27	March 25, 2014	Current Report on Form 8-K, filed March 27, 2014

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

We have not established a minimum distribution level, and our charter does not require that we make distributions to our stockholders. Distributions declared during 2020 and 2019, aggregated by quarter, are as follows (dollars in thousands, except per share amounts):

	2020
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared	$596	$—	$—	$—	$596
Total Per Share Distribution	$0.0086	$—	$—	$—	$0.0086
Rate Based on Initial Public Offering Purchase Price of $10.00 Per Share	0.09%	—%	—%	—	0.09%

	2019
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter (1)	Total
Total Distributions Declared	$578	$573	$570	$—	$1,721
Total Per Share Distribution	$0.0086	$0.0086	$0.0086	$—	$0.026
Rate Based on Initial Public Offering Purchase Price of $10.00 Per Share	0.09%	0.09%	0.09%	—	0.26%

The tax composition of our distributions paid during the years ended December 31, 2020 and 2019 was as follows:

	2020	2019
Ordinary Income	—%	—%
Return of Capital	100%	100%
Capital Gain	—%	—%
Total	100%	100%

For more information with respect to our distributions paid, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Distributions.”
Unregistered Sales of Equity Securities
During the year ended December 31, 2020, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, other than as previously reported in our quarterly reports on Form 10-Q.

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
•Separate from the funding described in the first bullet above, our board of directors has made available $2.0 million of redemptions in connection with a stockholder's death, “qualifying disability”, or “determination of incompetence” for the December 2020 redemption date and carry forward until depleted. As of December 31, 2020, $0.6 million remained available.
We may amend, suspend or terminate the program upon ten business days’ notice to our stockholders. We may provide notice to our stockholders by including such information in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC, or by a separate mailing to our stockholders.
The proceeds from our dividend reinvestment plan in 2020 were $0.3 million. Therefore, in 2021, with the additional remaining amount of $0.6 million from the Twelfth SRP, we may redeem no more than $0.9 million of shares in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence.” To the extent extra capacity is available with respect to redemptions in the last month of 2021, such capacity will be made available for redemption of shares other than in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence.”
Effective beginning with the month of February 2020, we suspended (a) redemptions requested under the share redemption program in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence”, until we and POSOR II file with the SEC a registration statement on Form S-4 containing a Joint Proxy Statement/Prospectus for the proposed Merger, and (b) all other redemptions under the share redemption program until after the Merger closes. The Form S-4 was filed on June 15, 2020 with the SEC and the Merger closed on October 5, 2020.

During the year ended December 31, 2020, we fulfilled redemption requests eligible for redemption under our share redemption program and received in good order and funded redemptions under our share redemption program with the net proceeds from our dividend reinvestment plan and cash on hand. We redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed	Average Price Paid Per Share (1)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2020	44,025	$10.63	(2)
February 2020	—	$—	(2)
March 2020	—	$—	(2)
April 2020	—	$—	(2)
May 2020	—	$—	(2)
June 2020	33,505	$10.63	(2)
July 2020	600	$10.63	(2)
August 2020	—	$—	(2)
September 2020	—	$—	(2)
October 2020	—	$—	(2)
November 2020	—	$—	(2)
December 2020	144,340	$9.68	(2)
Total	222,470
_____________________
(1) On December 4, 2020, our board of directors approved an estimated value per share of our common stock of $9.68. The change in the redemption price became effective for the December 2020 redemption date and is effective until the estimated value per share is updated. We expect to update our estimated value per share no later than December 2021.
(2) We limit the dollar value of shares that may be redeemed under the program as described above. During the year ended December 31, 2020, we redeemed $2.2 million of common stock under the program, which represented all redemption requests received in good order and eligible for redemption through the December 2020 redemption date, except for the $74.0 million of shares in connection with redemption requests not made upon a stockholder’s death, “qualifying disability” or “determination of incompetence,” which redemption requests will be fulfilled subject to the limitations described above. Based on the Twelfth SRP, we have $0.9 million available for redemptions during 2021, subject to the limitations described above. To the extent extra capacity is available with respect to redemptions in the last month of 2020, such capacity will be made available for redemption of shares other than in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence.”

ITEM 6.    SELECTED FINANCIAL DATA
Intentionally omitted.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our accompanying consolidated financial statements and the notes thereto. Also, see “Forward-Looking Statements” preceding Part I of this Annual Report on Form 10-K.
Overview
We were formed on October 8, 2008 as a Maryland corporation, elected to be taxed as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2010 and intend to operate in such manner. KBS Capital Advisors LLC (“KBS Capital Advisors”) was our advisor since inception through October 31, 2019. On October 31, 2019, KBS Capital Advisors ceased to serve as our advisor or have any advisory responsibility to us immediately following the filing of our Quarterly Report on Form 10-Q for the period ending September 30, 2019 with the SEC, which was filed on November 8, 2019. On November 1, 2019, we entered into a new advisory agreement with Pacific Oak Capital Advisors, LLC (“Pacific Oak Capital Advisors”), which was renewed on November 1, 2020. The advisory agreement is currently effective through November 1, 2021; however, we or Pacific Oak Capital Advisors may terminate the advisory agreement without cause or penalty upon providing 60 days’ written notice.

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
On January 8, 2009, we filed a registration statement on Form S-11 with the SEC to offer a minimum of 250,000 shares and a maximum of 140,000,000 shares of common stock for sale to the public, of which 100,000,000 shares were registered in our primary offering and 40,000,000 shares were registered under our dividend reinvestment plan. We ceased offering shares of common stock in our primary offering on November 14, 2012. We sold 56,584,976 shares of common stock in the primary offering for gross offering proceeds of $561.7 million. We continue to offer shares of common stock under the dividend reinvestment plan. As of December 31, 2020, we had sold 6,851,969 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $76.5 million. Also as of December 31, 2020, we had redeemed 24,041,545 of the shares sold in our offering for $287.6 million. As of December 31, 2020, we had issued 25,976,746 shares of common stock in connection with special dividends. Additionally, on December 29, 2011 and October 23, 2012, we issued 220,994 shares and 55,249 shares of common stock, respectively, for $2.0 million and $0.5 million, respectively, in private transactions exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.
On March 2, 2016, Pacific Oak Strategic Opportunity (BVI) Holdings, Ltd. (“Pacific Oak Strategic Opportunity BVI”), our wholly owned subsidiary, filed a final prospectus with the Israel Securities Authority for a proposed offering of up to 1,000,000,000 Israeli new Shekels of Series A debentures (the “Series A Debentures”) at an annual interest rate not to exceed 4.25%. On March 1, 2016, Pacific Oak Strategic Opportunity BVI commenced the institutional tender of the Series A Debentures and accepted application for 842.5 million Israeli new Shekels. On March 7, 2016, Pacific Oak Strategic Opportunity BVI commenced the public tender of the Series A Debentures and accepted 127.7 million Israeli new Shekels. In the aggregate, Pacific Oak Strategic Opportunity BVI accepted 970.2 million Israeli new Shekels (approximately $249.2 million as of March 8, 2016) in both the institutional and public tenders at an annual interest rate of 4.25%. Pacific Oak Strategic Opportunity BVI issued the Series A Debentures on March 8, 2016. The terms of the Series A Debentures require five equal principal installment payments annually on March 1st of each year from 2019 to 2023.
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
As of December 31, 2020, we consolidated nine office properties, one office portfolio consisting of four office buildings and 14 acres of undeveloped land, two apartment property and three investments in undeveloped land with approximately 1,000 developable acres, one residential home portfolio consisting of 1,766 single-family homes and owned four investments in unconsolidated joint ventures and three investments in real estate equity securities. Additionally, as of December 31, 2020, we had entered into a consolidated joint venture to develop one office/retail property.
On January 22, 2020, we filed a registration statement on Form S-11 with the SEC to offer up to $1 billion in additional shares of our common stock. This new registration statement contemplates a proposed conversion of our company to a perpetual-life net asset value or “NAV” REIT that offers and sells shares of our common stock continuously through a number of distribution channels in ongoing public offerings, and seeks to provide increased liquidity to current and future stockholders through an expansion of our current share redemption program. On December 18, 2020, we filed Amendment No. 1 to the registration statement Form S-11 with the SEC. See “Proposed NAV REIT Conversion” in Item Part I, Item 1 of this Annual Report on Form 10-K for more information.

On February 19, 2020, we, Pacific Oak SOR II, LLC, an indirect subsidiary of ours (“Merger Sub”), and Pacific Oak Strategic Opportunity REIT II, Inc. (“POSOR II”) entered into an Agreement and Plan of Merger (the “Merger Agreement”). On October 5, 2020, pursuant to the Merger Agreement, POSOR II merged with and into Merger Sub, with Merger Sub surviving as an indirect subsidiary of ours (the “Merger”). At such time, in accordance with the applicable provisions of the Maryland General Corporation Law (the “MGCL”) and the Maryland Limited Liability Company Act, the separate existence of POSOR II ceased. At the effective time of the Merger, each issued and outstanding share of POSOR II’s common stock (or a fraction thereof), $0.01 par value per share, converted into 0.9643 shares of the Company’s common stock, $0.01 par value per share, or 28,973,906 shares of our common stock. The combined company after the Merger retains the name “Pacific Oak Strategic Opportunity REIT, Inc.” The Merger was intended to qualify as a “reorganization” under, and within the meaning of, Section 368(a) of the Internal Revenue Code of 1986, as amended. We acquired two hotel properties, three office properties, one apartment building, one consolidated joint venture to develop one office/retail property, two real estate equity securities and two investments in unconsolidated entities. Additionally, we assumed $331.8 million of loans related to the acquired properties.
Market Outlook - Real Estate and Real Estate Finance Markets
Volatility in global financial markets and changing political environments can cause fluctuations  in the performance of the U.S. commercial real estate markets. Possible future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in decreases in cash flows from investment properties. Increases in the cost of financing due to higher interest rates  may cause difficulty in refinancing debt obligations prior to or at maturity or at terms as favorable as the terms of existing indebtedness. Further, increases in interest rates would increase the amount of our debt payments on our variable rate debt to the extent the interest rates on such debt are not limited by interest rate caps. Market conditions can change quickly, potentially negatively impacting the value of real estate investments. Management continuously reviews our investment and debt financing strategies to optimize our portfolio and the cost of our debt exposure. The global outbreak of COVID-19 (more commonly known as the Coronavirus) has significantly disrupted economic markets and impacted commercial activity worldwide, including the US, and the prolonged economic impact is uncertain.
COVID-19
During the year ended December 31, 2020 and subsequent periods, efforts to slow the spread of the COVID-19 virus have had a significant impact on the U.S. economy. We continue to follow the policies described in Critical Accounting Policies and Estimates, including those related to impairments of real estate assets and collectability assessments on operating lease receivables. While our current analyses did not result in any material adjustments to amounts as of and during the year ended December 31, 2020, circumstances related to the COVID-19 pandemic may result in recording impairments, lease modifications and changes to collectability assessments in future periods.
Liquidity and Capital Resources
Our principal demand for funds during the short and long-term is and will be for the acquisition of real estate and real estate-related investments, payment of operating expenses, capital expenditures and general and administrative expenses, payments under debt obligations, redemptions and purchases of our common stock and payments of distributions to stockholders. As of December 31, 2020, we have had six primary sources of capital for meeting our cash requirements:
•Proceeds from the primary portion of our initial public offering;
•Proceeds from our dividend reinvestment plan;
•Proceeds from our bond offerings in Israel;
•Debt financing;
•Proceeds from the sale of real estate and the repayment of real estate-related investments; and
•Cash flow generated by our real estate and real estate-related investments.
We sold 56,584,976 shares of common stock in the primary portion of our initial public offering for gross offering proceeds of $561.7 million. We ceased offering shares in the primary portion of our initial public offering on November 14, 2012. We continue to offer shares of common stock under the dividend reinvestment plan. As of December 31, 2020, we had sold 6,851,969 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $76.5 million. To date, we have invested all of the net proceeds from our initial public offering in real estate and real estate-related investments. We intend to use our cash on hand, proceeds from asset sales, proceeds from debt financing, cash flow generated by our real estate operations and real estate-related investments and proceeds from our dividend reinvestment plan as our primary sources of immediate and long-term liquidity.

Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures and corporate general and administrative expenses. Cash flow from operations from our real estate investments is primarily dependent upon the occupancy levels of our properties, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of December 31, 2020, our office properties were collectively 76% occupied, our residential home portfolio was 94% occupied and our apartment property was 90% occupied. As of January 2021, we collected 95.1% of total charged rent for the month of December.
Our hotel properties generate cash flow in the form of room, food, beverage and convention services, campground and other revenues, which are reduced by hotel expenses, capital expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our hotel properties are primarily dependent upon the occupancy levels of our hotels, the average daily rates and how well we manage our expenditures. The following table provides summary information regarding our hotel properties, which were acquired in the Merger, from the Merger closing on October 5, 2020 through December 31, 2020:

Property	Number of Rooms	Percentage Occupied for October 5, 2020 through December 31, 2020	Average Daily Rate for October 5, 2020 through December 31, 2020	Average Revenue per Available Room for October 5, 2020 through December 31, 2020
Springmaid Beach Resort	453	34.1%	$106.93	$36.43
Q&C Hotel	196	49.7%	$114.68	$56.94
Investments in real estate equity securities generate cash flow in the form of dividend income, which is reduced by asset management fees. As of December 31, 2020, we had three investments in real estate equity securities outstanding with a total carrying value of $97.9 million.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended December 31, 2020 did not exceed the charter-imposed limitation.
For the year ended December 31, 2020, our cash needs for capital expenditures, redemptions of common stock and debt servicing were met with proceeds from dispositions of real estate and undeveloped land, proceeds from debt financing, proceeds from our dividend reinvestment plan and cash on hand. Operating cash needs during the same period were met through cash flow generated by our real estate and real estate-related investments and cash on hand. As of December 31, 2020, we had outstanding debt obligations in the aggregate principal amount of $1.1 billion, with a weighted-average remaining term of 1.5 years. As of December 31, 2020, we had a total of $538.1 million of debt obligations scheduled to mature within 12 months of that date. In order to satisfy obligations as they mature, we plan to utilize extension options available in the respective loan agreements, may seek to refinance certain debt instruments, may market one or more properties for sale or may negotiate a turnover of one or more secured properties back to the related mortgage lender. Based upon these plans, we believe we will have sufficient liquidity to continue as a going concern. There can be no assurance as to the certainty or timing of any of our plans.
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
Cash Flows from Operating Activities
As of December 31, 2020, we consolidated nine office properties, one office portfolio consisting of four office buildings and 14 acres of undeveloped land, two apartment properties, two hotel properties, one residential home portfolio, three investments in undeveloped land with approximately 1,000 developable acres, and owned four investments in unconsolidated joint ventures and three investments in real estate equity securities. Additionally, as of December 31, 2020, we had entered into a consolidated joint venture to develop one office/retail property. During the year ended December 31, 2020, net cash used in operating activities was $1.8 million. We expect that our cash flows from operating activities will increase in future periods as a result of owning assets acquired during 2020 for an entire period, leasing additional space that is currently unoccupied and anticipated future acquisitions of real estate and real estate-related investments. However, our cash flows from operating activities may decrease to the extent that we dispose of additional assets.

Cash Flows from Investing Activities
Net cash used in investing activities was $49.6 million for the year ended December 31, 2020 and primarily consisted of the following:
•Investment in real estate equity securities of $36.0 million;
•Improvements to real estate of $21.8 million;
•Acquisitions of single-family homes for $18.9 million;
•Proceeds from the termination of foreign currency collar of $14.1 million;
•Cash acquired in Merger of $13.0 million;
•Contributions to unconsolidated entities of $12.6 million; and
•Proceeds from the sale of real estate equity securities of $11.0 million.
Cash Flows from Financing Activities
Net cash used in financing activities was $36.0 million for the year ended December 31, 2020 and consisted primarily of the following:
•$39.3 million of net cash used in debt and other financings as a result of proceeds from notes payable of $112.5 million, partially offset by principal payments on notes and bonds payable of $70.6 million and payments of deferred financing costs of $2.6 million;
•$2.2 million of cash used for redemptions of common stock;
•$0.8 million of cash used for prepaid offering costs; and
•$0.8 million of contributions from noncontrolling interests.
In order to execute our investment strategy, we utilize secured debt and we may, to the extent available, utilize unsecured debt, to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinancing and interest risks, are properly balanced with the benefit of using leverage. There is no limitation on the amount we may borrow for any single investment. Our charter limits our total liabilities such that our total liabilities may not exceed 75% of the cost of our tangible assets; however, we may exceed that limit if a majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our common stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of December 31, 2020, our borrowings and other liabilities were both approximately 67% of the cost (before depreciation and other noncash reserves) and book value (before depreciation) of our tangible assets, respectively.
In March 2016, we, through a wholly-owned subsidiary, issued 970.2 million Israeli new Shekels (approximately $249.2 million as of March 8, 2016) of the Series A Debentures to Israeli investors pursuant to a public offering registered with the Israel Securities Authority. The Series A Debentures bear interests at the rate of 4.25% per year. The bonds have a seven year term, with principal payable in five equal annual installments from 2019 to 2023.
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
In addition to making investments in accordance with our investment objectives, we use or have used our capital resources to make certain payments to our advisor and our dealer manager. During our offering stage, these payments included payments to our dealer manager for selling commissions and dealer manager fees related to sales in our primary offering and payments to our dealer manager and our advisor for reimbursement of certain organization and other offering expenses related both to the primary offering and the dividend reinvestment plan. During our acquisition and development stage, we have continued to make payments to our advisor in connection with the selection and origination or purchase of investments, the management of our assets and costs incurred by our advisor in providing services to us as well as for any dispositions of assets (including the discounted payoff of non-performing loans).
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
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of December 31, 2020 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	2021	2021-2022	2023-2024	Thereafter
Outstanding debt obligations (1)	$1,106,377	$538,050	$422,208	$104,642	$41,477
Interest payments on outstanding debt obligations (2)	63,042	28,425	23,399	9,256	1,962
Finance lease obligations	54,396	360	720	753	52,563
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts, maturity dates, foreign currency rates and interest rates in effect at December 31, 2020. We incurred interest expense of $28.7 million, excluding amortization of deferred financing costs of $3.3 million and unrealized losses on interest rate caps of $27,000 and including interest capitalized of $2.9 million, for the year ended December 31, 2020.
Subordinated Performance Fee Due Upon Termination
We and KBS Capital Advisors agreed to terminate our advisory agreement effective October 31, 2019. In connection with that agreement, we agreed to pay KBS Capital Advisors a subordinated performance fee due upon termination in the form of restricted shares of our common stock (“Restricted Shares”), to be paid to KBS Capital Advisors upon the filing of our 2019 Annual Report on Form 10-K, which was filed on March 26, 2020. The number of restricted shares to be awarded has been set at 3,411,737 shares. This termination payout value to KBS Capital Advisors (the “KBS Termination Fee Value”) was determined based on our performance from inception through September 30, 2018. In other words, it was based on our participation fee potential liability to KBS Capital Advisors calculated with respect to the November 12, 2018 estimated value per share. As a result, when we hired Pacific Oak Capital Advisors as our new advisor on November 1, 2019, we agreed to a participation fee that was based on our performance from September 30, 2018. The Restricted Shares vest on November 1, 2021. Within 60 days from vesting of the Restricted Shares, we will redeem 50% of the Restricted Shares, with the amount of the cash payment per share determined based on the then most recent net asset value of the shares (which shall not be more than six months old). The remaining vested Restricted Shares (the “Remaining Shares”) shall not be eligible for redemption under our share redemption program unless we have satisfied all outstanding redemption requests from other stockholders, provided that (a) this restriction may be waived in certain situations, such as upon a change of control of our company and (b) notwithstanding the foregoing, within 60 days after November 1, 2024, we shall be required to redeem any Remaining Shares, separate and outside of any general stockholder share redemption program, at the then most recent net asset value per share (which shall not be more than six months old), provided that such outstanding shares are owned or controlled by Charles J. Schreiber, Jr. or the estate of Peter M. Bren, and provided further that pursuant to this clause (b) we will only be required to redeem that number Remaining Shares which, when added to any previously redeemed Remaining Shares owned or controlled by Charles J. Schreiber, Jr. or the estate of Peter M. Bren, does not exceed two-thirds of the total number of Remaining Shares.

Results of Operations
Overview
As of December 31, 2019, we consolidated six office properties, one office portfolio consisting of four office buildings and 14 acres of undeveloped land, one apartment property, three investments in undeveloped land with approximately 1,000 developable acres, one residential home portfolio consisting of 993 single-family homes and owned five investments in unconsolidated joint ventures and three investments in real estate equity securities. As of December 31, 2020, we consolidated nine office properties, one office portfolio consisting of four office buildings and 14 acres of undeveloped land, two apartment properties, two hotel properties, one residential home portfolio consisting of 1,766 single-family homes and three investments in undeveloped land with approximately 1,000 developable acres and owned four investments in unconsolidated joint ventures and three investments in real estate equity securities. Additionally, as of December 31, 2020, we had entered into a consolidated joint venture to develop one office/retail property. Our results of operations for the year ended December 31, 2020 may not be indicative of those in future periods due to acquisition and disposition activities. Additionally, the occupancy in our properties has not been stabilized. As of December 31, 2020, our office properties were collectively 76% occupied, our residential home portfolio was 94% occupied and our apartment properties were 90% occupied. However, due to the amount of near-term lease expirations, we do not put significant emphasis on annual changes in occupancy (positive or negative) in the short run. Our underwriting and valuations are generally more sensitive to “terminal values” that may be realized upon the disposition of the assets in the portfolio and less sensitive to ongoing cash flows generated by the portfolio in the years leading up to an eventual sale. There are no guarantees that occupancies of our assets will increase, or that we will recognize a gain on the sale of our assets. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of leasing additional space and acquiring additional assets but decrease due to disposition activity.
Comparison of the year ended December 31, 2020 versus the year ended December 31, 2019

	For the Years Ended December 31,		Increase (Decrease)	Percentage Change	$ Change Due to Merger and other Acquisitions/Originations/Dispositions (1)	$ Change Due to Investments Held Throughout Both Periods (2)
	2020	2019
Rental income	$100,199	$81,363	$18,836	23%	$14,999	$3,837
Hotel revenues	3,718	—	3,718	100%	3,718	—
Other operating income	3,835	5,327	(1,492)	(28)%	(589)	(903)
Interest income from real estate debt securities	—	369	(369)	(100)%	(369)	—
Dividend income from real estate equity securities	6,273	6,099	174	3%	174	—
Operating, maintenance, and management costs	33,882	29,294	4,588	16%	5,079	(491)
Real estate taxes and insurance	15,702	12,631	3,071	24%	2,801	270
Hotel expenses	3,836	—	3,836	100%	3,836	—
Asset management fees to affiliate	9,982	8,158	1,824	22%	719	1,105
General and administrative expenses	7,664	7,388	276	4%	n/a	n/a
Foreign currency transaction loss, net	2,912	12,498	(9,586)	(77)%	n/a	n/a
Depreciation and amortization	45,041	34,004	11,037	32%	10,574	463
Interest expense	29,138	28,849	289	1%	4,935	(4,646)
Gain from remeasurement of prior equity interest	2,009	—	2,009	100%	—	2,009
Income from NIP	97	—	97	100%	—	97
Equity in income of unconsolidated entities	1,621	6,621	(5,000)	(76)%	(927)	(4,073)
Casualty-related gain (loss)	51	(506)	557	(110)%	557	—
Other interest income	348	2,120	(1,772)	(84)%	(1,491)	(281)
(Loss) gain on real estate equity securities	(14,814)	20,379	(35,193)	(173)%	n/a	n/a
(Loss) gain on sale of real estate	(110)	34,077	(34,187)	(100)%	(34,187)	—
Gain (loss) on extinguishment of debt	415	(1,106)	1,521	(138)%	1,521	—
Transaction and related costs	(6,018)	(4,462)	(1,556)	35%	(1,556)	n/a
Subordinated performance fee due upon termination to affiliate	1,720	(32,640)	34,360	(105)%	n/a	n/a
_____________________
(1) Represents the dollar amount increase (decrease) for the year ended December 31, 2020 compared to the year ended December 31, 2019 attributable to the Merger and other real estate and real estate related investments acquired, repaid or disposed on or after January 1, 2019.
(2) Represents the dollar amount increase (decrease) for the year ended December 31, 2020 compared to the year ended December 31, 2019 with respect to real estate and real estate-related investments owned by us during the entirety of both periods presented.

Rental income increased from $82.7 million for the year ended December 31, 2019 to $100.2 million for the year ended December 31, 2020, primarily as a result of properties acquired in 2020 in the Merger and Battery Point Trust, Inc. (“Battery Point”) acquisition on July 1, 2020, partially offset by properties disposed in 2019, changes in occupancy and an overall decrease in rental rates related to properties held throughout both periods. The occupancy of our office properties, collectively, held throughout both periods slightly decreased from 79% as of December 31, 2019 to 77% as of December 31, 2020. The occupancy of our apartment properties held throughout both periods increased from 85% as of December 31, 2019 to 89% as of December 31, 2020. Annualized base rent per square foot related to properties (excluding apartments) held throughout both periods decreased from $27.28 as of December 31, 2019 to $24.65 as of December 31, 2020. We expect rental income to increase in future periods as a result of owning the properties acquired during 2020 for an entire period, leasing additional space and to the extent we acquire additional properties, but to decrease to the extent we dispose of properties.
Other operating income decreased from $5.3 million for the year ended December 31, 2019 to $3.8 million for the year ended December 31, 2020, primarily due to properties disposed in 2019 and a decrease in parking revenue due to a decrease in physical office visits and partially offset by properties acquired in 2019 and 2020. We expect other operating income to increase in future periods as a result of owning the property acquired during 2020 for an entire period, leasing additional space, increases in parking income as we stabilize properties and to the extent we acquire additional properties, but to decrease to the extent we dispose of properties.
Dividend income from real estate equity securities increased slightly from $6.1 million during the year ended December 31, 2019 to $6.3 million for the year ended December 31, 2020, primarily as a result of additional real estate equity securities acquired 2019 and 2020, partially offset by the sale of real estate equity securities in 2019 and 2020. We expect dividend income from real estate equity securities to vary in future periods as a result of the timing of dividends declared and investment activity.
Property operating costs and real estate taxes and insurance increased from $29.3 million and $12.6 million, respectively, for the year ended December 31, 2019 to $33.9 million and $15.7 million, respectively, for the year ended December 31, 2020, primarily as a result of properties acquired in 2019 and 2020, partially offset by properties disposed in 2019. We expect property operating costs and real estate taxes and insurance to increase in future periods as a result of owning the property acquired during 2020 for an entire period, to the extent we acquire additional properties, increasing occupancy of our real estate assets and general inflation, but to decrease to the extent we dispose of properties.
Asset management fees increased from $8.2 million for the year ended December 31, 2019 to $10.0 million for the year ended December 31, 2020, primarily as a result of properties acquired 2019 and 2020, partially offset by properties disposed in 2019. We expect asset management fees to increase in future periods as a result of owning the property acquired during 2020 for an entire period and capital expenditures and to the extent we acquire additional properties, but to decrease to the extent we dispose of properties. As of December 31, 2020, $2.8 million of asset managements were payable to our advisor.
General and administrative expenses increased from $7.4 million for the year ended December 31, 2019 to $7.7 million for the year ended December 31, 2020, primarily due to legal expenses. We expect general and administrative expenses to fluctuate in future periods based on investment and disposition activity as well as costs incurred to evaluate strategic transactions.
We recognized $12.5 million of foreign currency transaction loss, net, for the year ended December 31, 2019 and $2.9 million of foreign currency transaction loss, net, for the year ended December 31, 2020 related to the issuance of Series A Debentures and Series B Debentures in Israel. These debentures are denominated in Israeli new Shekels and we expect to recognize foreign transaction gains and losses based on changes in foreign currency exchange rates, but expect our exposure to be limited to the extent that we have entered into foreign currency options and foreign currency collars. During the year ended December 31, 2019, we recognized a $4.2 million gain related to the foreign currency option and collars, which is shown net against $16.7 million of foreign currency transaction loss in the accompanying consolidated statements of operations as foreign currency transaction loss, net. During the year ended December 31, 2020, we recognized a $14.3 million gain related to the foreign currency option and collars, which is shown net against $17.2 million of foreign currency transaction loss in the accompanying consolidated statements of operations as foreign currency transaction loss, net.
Depreciation and amortization increased from $34.0 million for the year ended December 31, 2019 to $45.0 million for the year ended December 31, 2020, primarily as a result of properties acquired in 2019 and 2020, partially offset by properties disposed in 2019. We expect depreciation and amortization to increase in future periods as a result of owning the property acquired during 2020 for an entire period and to the extent we acquire additional properties, but to decrease as a result of amortization of tenant origination costs related to lease expirations and disposition of properties.

Interest expense increased from $28.8 million for the year ended December 31, 2019 to $29.1 million for the year ended December 31, 2020, primarily as a result of the increased borrowings related to properties acquired in 2019 and 2020, issuance of Israel Series B Debentures of 254.1 million Israeli new Shekels on February 16, 2020 (approximately $74.1 million as of February 16, 2020) and partially offset by the paydown of debt on properties disposed in 2019 and the March 1, 2020 Series A Debentures principal installment payment of 194.0 million Israeli new Shekels (approximately $56.6 million as of March 1, 2020). Excluded from interest expense was $2.9 million and $2.7 million of interest capitalized to our investments in undeveloped land during the year ended December 31, 2020 and 2019, respectively. Our interest expense in future periods will vary based on interest rate fluctuations, the amount of interest capitalized and our level of future borrowings, which will depend on the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives and will decrease to the extent we dispose of properties and paydown debt, including annual principal installment payments on the Series A Debentures and Series B Debentures.
Equity in income of unconsolidated entities decreased from $6.6 million for the year ended December 31, 2019 to $1.6 million for the year ended December 31, 2020. During the year ended December 31, 2019, we recorded $7.5 million equity in income from the 110 William joint venture, which includes a $7.8 million gain related to a distribution received, net of our share of net losses of $0.3 million. We will not record any subsequent equity in income for the 110 William joint venture until subsequent equity in income equals the gain recorded. Equity in loss of unconsolidated joint ventures related to the 353 Sacramento joint venture increased from a loss of $0.9 million during the year ended December 31, 2019 to income of $2.0 million during the year ended December 31, 2020, primarily due to new leases in 2020, as well as recognizing a full year of income for leases that were executed during 2019.
Other interest income decreased from $2.1 million for the year ended December 31, 2019 to $0.3 million for the year ended December 31, 2020, primarily as a result of decreased dividends from money market mutual funds due to our decreased investment balance in these funds.
Gain on real estate equity securities was $20.4 million for the year ended December 31, 2019, which was made up of $16.2 million unrealized gain on real estate securities held at December 31, 2019 and a $4.2 million realized gain on real estate securities sold during the year ended December 31, 2019. Loss on real estate equity securities was $14.8 million for the year ended December 31, 2020, which was composed of $15.5 million unrealized loss on real estate securities held at December 31, 2020 and a $0.7 million realized gain on real estate securities sold during the year ended December 31, 2020. We expect gain (loss) on real estate equity securities to fluctuate in future periods as a result of changes in share prices of our investments in real estate equity securities.
During the year ended December 31, 2019, we sold one office building, one retail property and one apartment property that resulted in a gain on sale of $34.1 million. There were no material dispositions during the year ended December 31, 2020.
During the year ended December 31, 2019, we recognized loss on extinguishment of debt of $1.1 million related to debt repayments in connection with real estate dispositions. During the year ended December 31, 2020, we recognized gain on extinguishment of debt of $0.4 million related to the PPP loan for the Q&C Hotel, which was previously recorded as other liabilities on our balance sheet.
During the year ended December 31, 2019, we recognized $4.5 million of transaction and related costs, which includes $2.4 million of severance costs and a $1.2 million of acquisition fee to affiliate, in connection with the business combination of a residential home portfolio. During the year ended December 31, 2020, we recognized $6.0 million of transaction and related costs, related to the Merger.
During the year ended December 31, 2019, we terminated our advisory agreement with KBS Capital Advisors LLC and awarded 3,411,737 restricted shares to KBS Capital Advisors, LLC. As a result, we recognized $32.6 million related to the subordinated performance fee due to KBS Capital Advisors LLC. During the year ended December 31, 2020, we recognized a decrease in the subordinated performance fee due upon termination to affiliate of $1.7 million due to the change in the fair value of the restricted stock.
For a discussion of the year ended December 31, 2019 compared to the year ended December 31, 2018, please refer to Item 7 of Part II, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which was filed with the SEC on March 26, 2020 and is incorporated herein by reference.

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
•Gain from measurement of prior equity interest. A gain from measurement of prior equity interest, represents a fair value gain on our previous investment in shares of Battery Point Series A-3 Preferred Stock that was eliminated during the acquisition of Battery Point. We have excluded the gain from measurement of prior equity interest in our calculation of MFFO because these gains do not impact the current operating performance of our investments and do not provide an indication of future operating performance; and
•Other-than-temporary impairment of debt securities. An impairment charge on real estate debt securities represents a write-down of the carrying value of the real estate debt securities to reflect the current valuation of the asset. Although these losses are included in the calculation of net income (loss), we have excluded other-than-temporary impairment of debt securities in our calculation of MFFO because these losses do not impact the current operating performance of our investments.
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

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculations of MFFO and Adjusted MFFO, for the years ended December 31, 2020, 2019 and 2018 (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Year Ended December 31,
	2020	2019	2018
Net (loss) income attributable to common stockholders	$(49,008)	$(17,282)	$33,546
Depreciation of real estate assets	26,977	19,728	19,209
Amortization of lease-related costs	18,064	14,276	15,797
Loss (gain) on sale of real estate (1)	110	(34,077)	(80,594)
Loss (gain) on real estate equity securities	14,814	(20,379)	19,010
Adjustments for noncontrolling interests - consolidated entities (2)	(846)	2,054	(480)
Adjustments for investments in unconsolidated entities (3)	6,718	(3,126)	12,523
FFO attributable to common stockholders (4)	16,829	(38,806)	19,011
Straight-line rent and amortization of above- and below-market leases	(4,299)	(5,169)	(5,740)
Amortization of discounts and closing costs	—	(12)	(108)
Transaction and related costs	6,018	4,462	—
Amortization of net premium/discount on bond and notes payable	602	99	61
(Gain) loss on extinguishment of debt	(415)	1,106	493
Unrealized loss on interest rate caps	27	50	142
Mark-to-market foreign currency transaction loss (gain), net	2,912	12,498	(10,141)
Gain from remeasurement of prior equity interest	(2,009)	—	—
Other-than-temporary impairment of debt securities	—	—	2,500
Adjustments for noncontrolling interests - consolidated entities (2)	(100)	(80)	(19)
Adjustments for investments in unconsolidated entities (3)	(4,649)	(5,601)	(2,296)
MFFO attributable to common stockholders (4)	14,916	(31,453)	3,903
Other capitalized operating expenses (5)	(3,376)	(3,107)	(2,866)
Casualty (gain) loss	(51)	506	—
Change in subordinated performance fee due upon termination to affiliate	(1,720)	32,640	—
Adjustments for noncontrolling interests - consolidated entities (2)	—	(51)	—
Adjusted MFFO attributable to common stockholders	$9,769	$(1,465)	$1,037
_____________________
(1) Reflects an adjustment to eliminate loss or gain on sale of real estate, which includes undepreciated land sales.
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
(4) FFO and MFFO includes $1.7 million of change in subordinated performance fee due upon termination to affiliate for the year ended December 31, 2020. FFO and MFFO includes $32.6 million of termination fees for the year ended December 31, 2019.
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

Distributions
Distributions declared, distributions paid and cash flows provided by operations were as follows during 2020 (in thousands, except per share amounts):

	Distribution Declared	Distributions Declared Per Share	Distributions Paid			Cash Flows (Used in) Provided by Operations
Period			Cash	Reinvested	Total
First Quarter 2020	$596	$0.0086	$305	$262	$567	$(1,520)
Second Quarter 2020	—	—	29	—	29	5,616
Third Quarter 2020	—	—	—	—	—	710
Fourth Quarter 2020	—	—	—	—	—	(6,583)
	$596	$0.0086	$334	$262	$596	$(1,777)

For the year ended December 31, 2020, we paid aggregate distributions of $0.6 million, including $0.3 million of distributions paid in cash and $0.3 million of distributions reinvested through our dividend reinvestment plan. Our net loss attributable to common stockholders for the year ended December 31, 2020 was $49.0 million and cash flow used in operations was $1.8 million. Our cumulative distributions paid and net income attributable to common stockholders from inception through December 31, 2020 are $195.4 million and $120.4 million, respectively. We have funded our cumulative distributions paid, which includes net cash distributions and distributions reinvested by stockholders, with $0.5 million of prior period cash flow from operating activities in excess of distributions paid and $0.1 million with cash from gains realized from the disposition of properties. To the extent that we pay distributions from sources other than our cash flow from operations or gains from asset sales, we will have fewer funds available for investment in real estate-related loans, opportunistic real estate, real estate-related debt securities and other real estate-related investments, the overall return to our stockholders may be reduced and subsequent investors may experience dilution.
Critical Accounting Policies and Estimates
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
Hotel Revenue
We recognize revenue for hotels as hotel revenue when earned. Revenues are recorded net of any sales or occupancy tax collected from our guests. Additionally, some of our hotel rooms are booked through independent internet travel intermediaries. If the guest pays the independent internet travel intermediary directly, revenue for the room is booked by us at the price we sold the room to the independent internet travel intermediary, less any discount or commission paid. If the guest pays us directly, revenue for the room is booked by us on a gross basis. We participate in frequent guest programs sponsored by the brand owners of our hotels and we expense the charges associated with those programs, as incurred. Hotel operating revenues are disaggregated in the real estate footnote into the categories of rooms revenue, food, beverage and convention services revenue, campground revenue and other revenue to demonstrate how economic factors affect the nature, amount, timing, and uncertainty of revenue and cash flows.

Room revenue is generated through contracts with customers whereby the customer agrees to pay a daily rate for the right to use a hotel room. Our contract performance obligations are fulfilled at the end of the day that the customer is provided the room and revenue is recognized daily at the contract rate. Payment from the customer is secured at the end of the contract upon check-out by the customer from our hotel. We record contract liabilities in the form of advanced deposits when a customer or group of customers provides a deposit for a future stay at our hotels. Advanced deposits for room revenue are included in the balance of other liabilities on the consolidated balance sheet. Advanced deposits are recognized as revenue at the time of the guest’s stay. We note no significant judgments regarding the recognition of rooms revenue.
Food, beverage and convention revenue is generated through contracts with customers whereby the customer agrees to pay a contract rate for restaurant dining services or convention services. Our contract performance obligations are fulfilled at the time that the meal is provided to the customer or when the convention facilities and related dining amenities are provided to the customer. We recognize food and beverage revenue upon the fulfillment of the contract with the customer. We record contract liabilities in the form of advanced deposits when a customer or group of customers provides a deposit for a future banquet event at our hotels. Advanced deposits for food and beverage revenue are included in the balance of other liabilities on the consolidated balance sheet. Advanced deposits for banquet services are recognized as revenue following the completion of the banquet services. We note no significant judgments regarding the recognition of food and beverage revenue.
Campground revenue is recognized on a straight-line basis over the term of the lease when collectability is reasonably assured.
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
As of January 1, 2018 and December 31, 2020, we had recorded contract liabilities of $3.1 million related to deferred proceeds received from the buyers of the Park Highlands land sales and another developer for the value of land that was contributed to a master association that is consolidated by us, which was included in other liabilities on the accompanying consolidated balance sheets.
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

Land	N/A
Buildings	25-40 years
Building Improvements	10-40 years
Tenant Improvements	Shorter of lease term or expected useful life
Tenant origination and absorption costs	Remaining term of related leases, including below-market renewal periods
Real estate subsidies & tax abatements	Remaining term of agreement
Furniture, fixtures & equipment	3-12 years

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
We recorded goodwill during the year ended December 31, 2020 in connection with the Merger, of which $12.3 million were allocated to our strategic opportunistic properties and $4.0 million to our hotels. Goodwill represents the excess of consideration paid over the fair value of underlying identifiable net assets of business acquired. Our goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. We take a qualitative approach to consider whether an impairment of goodwill exists prior to quantitatively determining the fair value of the reporting unit in step one of the impairment test. We performed our annual assessment on October 1st. We did not record any impairment of goodwill during the year ended December 31, 2020.
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
Real Estate Held for Sale and Discontinued Operations
We generally consider real estate to be “held for sale” when the following criteria are met: (i) management commits to a plan to sell the property, (ii) the property is available for sale immediately, (iii) the property is actively being marketed for sale at a price that is reasonable in relation to its current fair value, (iv) the sale of the property within one year is considered probable and (v) significant changes to the plan to sell are not expected. Real estate that is held for sale and its related assets are classified as “real estate held for sale” and “assets related to real estate held for sale,” respectively, for all periods presented in the accompanying consolidated financial statements. Notes payable and other liabilities related to real estate held for sale are classified as “notes payable related to real estate held for sale” and “liabilities related to real estate held for sale,” respectively, for all periods presented in the accompanying consolidated financial statements. Real estate classified as held for sale is no longer depreciated and is reported at the lower of its carrying value or its estimated fair value less estimated costs to sell. Additionally, with respect to properties that were classified as held for sale in financial statements prior to January 1, 2014, we record the operating results and related gains (losses) on sale as discontinued operations for all periods presented if the operations have been or are expected to be eliminated and we will not have any significant continuing involvement in the operations of the property following the sale. Operating results of properties and related gains on sale that were disposed of or classified as held for sale in the ordinary course of business during the years ended December 31, 2020, 2019 and 2018 that had not been classified as held for sale in financial statements prior to January 1, 2014 are included in continuing operations on our consolidated statements of operations.

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
Series A Debenture Expansion Offering
On March 4, 2021 we issued debentures (series A) in the amount of 250.0 million Israeli new Shekels par value through a private placement. The debentures were issued at a 1.9% discount resulting in total consideration of 245.3 million Israeli new Shekels ($74.0 million as of March 4, 2021). The additional debentures shall have an equal level of security, pari passu, amongst themselves and between them and the Series A Debentures, which were initially issued, without any right of precedence or preference between any of them.

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

The table below summarizes the book value and the interest rate of our real estate debt securities; the notional amounts and average strike rates of our derivative instruments; and outstanding principal balance and the weighted average interest rates for our notes and bonds payable for each category based on the maturity dates as of December 31, 2020 (dollars in thousands):

	Maturity Date						Total Value
	2021	2022	2023	2024	2025	Thereafter		Fair Value
Assets
Interest rate caps, notional amount	$293,538	$—	$51,252	$—	$—	$—	$344,790	$1
Strike rate (2)	3.0% to 4.0%	—	4.0%	—	—	—	3.0% to 4.0%

Liabilities
Notes and Bonds Payable, principal outstanding
Fixed rate - notes and bond payable	$12,220	$240	$255	$270	$51,652	$15,120	$79,757	$83,935
Average interest rate (3)	6.5%	6.5%	6.5%	6.5%	4.7%	4.7%	5.1%
Fixed rate - debentures	$60,399	$60,399	$60,399	$26,359	$26,359	$26,361	$260,276	$247,883
Average interest rate (3)	4.3%	4.3%	4.3%	3.9%	3.9%	3.9%	4.2%
Variable rate	$435,983	$270,673	$59,690	$—	$—	$—	$766,346	$762,673
Average interest rate (3)	2.5%	3.3%	1.7%	—	—	—	2.7%
_____________________
(1) The annual effective interest rate represents the actual interest income recognized during 2020 using the interest method, divided by the average amortized cost basis of the investments.
(2) The strike rate caps one-month LIBOR on the applicable notional amount.
(3) Average interest rate is the weighted-average interest rate. Weighted-average interest rate as of December 31, 2020 is calculated as the actual interest rate in effect at December 31, 2020 (consisting of the contractual interest rate and the effect of contractual floor rates, if applicable), using interest rate indices at December 31, 2020, where applicable.
As of December 31, 2020, we held 37.8 million Israeli new Shekels and 20.1 million Israeli new Shekels in cash and restricted cash, respectively. In addition, as of December 31, 2020, we had bonds outstanding and the related interest payable in the amounts of 836.2 million Israeli new Shekels and 12.4 million Israeli new Shekels, respectively. Foreign currency exchange rate risk is the possibility that our financial results could be better or worse than planned because of changes in foreign currency exchange rates. Based solely on the remeasurement for the year ended December 31, 2020, if foreign currency exchange rates were to increase or decrease by 10%, our net income would increase or decrease by approximately $22.4 million and $27.3 million, respectively, for the same period. The foreign currency transaction income or loss as a result of the change in foreign currency exchange rates does not take into account any gains or losses on our foreign currency collar as a result of such change, which would reduce our foreign currency exposure.
We borrow funds at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of December 31, 2020, the fair value of our Pacific Oak Strategic Opportunity BVI Series A and Series B Debentures were $178.5 million and $69.4 million, respectively and the outstanding principal balances were $181.2 million and $79.1 million, respectively. As of December 31, 2020, excluding the Pacific Oak Strategic Opportunity BVI Series A and Series B Debentures, the fair value of our fixed rate debt was $83.9 million and the outstanding principal balance of our fixed rate debt was $79.8 million. The fair value estimate of our Pacific Oak Strategic Opportunity BVI Series A and Series B Debentures were calculated using the quoted bond price as of December 31, 2020 on the Tel Aviv Stock Exchange of 99.90 and 89.44 Israeli new Shekels, respectively. The fair value estimate of our fixed rate debt was calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of December 31, 2020. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting changes in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on variable rate debt would change our future earnings and cash flows, but would not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. As of December 31, 2020, we were exposed to market risks related to fluctuations in interest rates on $766.3 million of variable rate debt outstanding. As of December 31, 2020, we had entered into seven interest rate caps with a notional amount of $344.8 million that effectively limits one-month LIBOR at a range of 3.0% to 4.0% with maturity dates between February 16, 2021 and May 22, 2023. Based on interest rates as of December 31, 2020, if interest rates were 100 basis points higher or lower during the 12 months ending December 31, 2021, interest expense on our variable rate debt would increase or decrease by $7.1 million and $0.8 million, respectively.

The weighted-average interest rates of our fixed rate debt and variable rate debt as of December 31, 2020 were 4.4% and 2.8%, respectively. The interest rate and weighted-average interest rate represent the actual interest rate in effect as of December 31, 2020 (consisting of the contractual interest rate and the effect of contractual floor rates, if applicable), using interest rate indices as of December 31, 2020 where applicable.
We are exposed to financial market risk with respect to our real estate equity securities. Financial market risk is the risk that we will incur economic losses due to adverse changes in our real estate equity security prices. Our exposure to changes in real estate equity security prices is a result of our investment in these types of securities. Market prices are subject to fluctuation and, therefore, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market prices of a real estate equity security may result from any number of factors, including perceived changes in the underlying fundamental characteristics of the issuer, the relative price of alternative investments, interest rates, default rates and general market conditions. In addition, amounts realized in the sale of a particular security may be affected by the relative quantity of the real estate equity security being sold. We do not currently engage in derivative or other hedging transactions to manage our real estate equity security price risk. As of December 31, 2020, we owned real estate equity securities with a book value of $97.9 million. Based solely on the prices of real estate equity securities for the twelve months ended December 31, 2021, if prices were to increase or decrease by 10%, our net income would increase or decrease, respectively, by approximately $9.8 million.
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
In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).
Based on its assessment, our management believes that, as of December 31, 2020, our internal control over financial reporting was effective based on those criteria.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
As of the quarter ended December 31, 2020, all items required to be disclosed under Form 8-K were reported under Form 8-K.

PART III
We will file a definitive Proxy Statement for our 2021 Annual Meeting of Stockholders (the “2021 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2021 Proxy Statement that specifically address the items required to be set forth herein are incorporated by reference.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Code of Conduct and Ethics
We have adopted a Code of Conduct and Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer, principal financial officer and principal accounting officer. Our Code of Conduct and Ethics can be found at http://www.pacificoakcmg.com/offering/reit-i.
The other information required by this Item is incorporated by reference from our 2021 Proxy Statement.

ITEM 11.    EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from our 2021 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference from our 2021 Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference from our 2021 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated by reference from our 2021 Proxy Statement.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)    Financial Statement Schedules
See the Index to Financial Statements at page F-1 of this report.
The following financial statement schedule is included herein at pages F-55 through F-57 of this report:
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

3.1	Second Articles of Amendment and Restatement, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed February 4, 2010

3.2	Articles of Amendment, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 1, 2019

3.3	Articles of Amendment, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 23, 2019

3.4	Third Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed November 1, 2019

3.5	Amendment No. 1 to Third Amended and Restated Bylaws, incorporate by reference to Exhibit 3.1 to the Company’s Current Report on 8-K filed July 10, 2020

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

4.3	Description of Capital Stock, incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed March 26, 2020

10.1
Advisory Agreement, by and between the Company and Pacific Oak Capital Advisors, LLC, dated November 1, 2020, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed November 13, 2020

10.2
Amendment No. 1 to Advisory Agreement, by and between the Company and Pacific Oak Capital Advisors, LLC, dated November 12, 2020, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed November 13, 2020

10.3
Amended and Restated Advisory Agreement between Pacific Oak Residential Trust II, Inc. and Pacific Oak Residential Advisors, LLC, dated as of October 9, 2020, incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed November 13, 2020

10.4
Management Agreement between Pacific Oak Residential Trust II, Inc. and DMH Realty, LLC, dated as of August 31, 2020, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed November 13, 2020

10.5
Restricted Stock Agreement among the Company, KBS Capital Advisors LLC and Pacific Oak Capital Advisors, LLC, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed May 22, 2020

10.6
Deed of Trust, between KBS SOR (BVI) Holdings, Ltd. and Reznik Paz Nevo Trusts Ltd., incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2016, filed May 11, 2016

Ex.	Description
10.7
Amended and Restated Building Loan Agreement, between 110 William Property Investors III, LLC and Invesco CMI Investments, L.P., dated as of March 7, 2019, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2019, filed May 14, 2019

10.8
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

10.17
Senior Loan Gap Mortgage, between 110 William Property Investors III, LLC and Invesco CMI Investments, L.P., dated as of March 7, 2019, incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2019, filed May 14, 2019

10.18
Senior Loan Gap Note, between 110 William Property Investors III, LLC and Invesco CMI Investments, L.P., dated as of March 7, 2019, incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2019, filed May 14, 2019

10.19
Pledge and Security Agreement, between 110 William Mezz III, LLC and Invesco CMI Investments, L.P., dated as of March 7, 2019, incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2019, filed May 14, 2019

21.1	Subsidiaries of the Company

23.1	Consent of Ernst & Young LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Eleventh Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed December 7, 2018

Ex.	Description
99.2	Consent of Colliers International Valuation of Advisory Services, LLC

99.3	Consent of Duff & Phelps, LLC

99.4	Consent of ClearCapital.com, Inc.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Pacific Oak Strategic Opportunity REIT, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Pacific Oak Strategic Opportunity REIT, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a), Schedule III - Real Estate Assets and Accumulated Depreciation and Amortization (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the Audit Committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Real estate impairment
Description of the Matter
The Company’s real estate held for investment, net and related intangible assets and liabilities totaled $1.4 billion as of December 31, 2020. As more fully described in Note 2 to the consolidated financial statements, the Company monitors if there are indicators of potential impairment which suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable. If indicators are present, the Company tests for recoverability by comparing the expected future undiscounted cash flows to the carrying amount of the asset group. If based on this analysis the assets are not believed to be recoverable, an impairment loss is recognized for the difference between the estimated fair value and the carrying amount. As of December 31, 2020, the Company did not record any impairment related to its real estate held for investment.

Auditing the Company’s real estate impairment assessment was challenging due to the high degree of subjectivity in evaluating management’s identification of indicators of potential impairments and the related assessment of the severity of such indicators in determining whether a triggering event has occurred that requires the Company to evaluate the recoverability of real estate held for investment. In particular, the impairment indicators were based on qualitative and quantitative factors for the specific real estate investments. Such factors include, but were not limited to, assessment of management’s intended hold period and disposition strategy, a significant decrease in the market price of a real estate investment, a significant decline in expected operating cash flows, current industry and market trends, and other factors including bona fide purchase offers received from third parties.

How We Addressed the Matter in Our Audit
We performed audit procedures to test management’s identification of events or changes in circumstances that might indicate that the carrying amount of a real estate investment might not be recoverable, and to test management’s assessment of the severity of such indicators for each real estate investment. Such procedures include, among others, obtaining evidence to corroborate management’s judgments and searching for contrary evidence such as significant declines in operating results, market and economic trends, disposition strategies, natural disasters, or market effects of the COVID-19 pandemic. As part of our procedures we involved our valuation specialists to evaluate management’s judgments as compared to market support.

Purchase price allocation for Pacific Oak Strategic Opportunity REIT II, Inc.
Description of the Matter	During the year ended December 31, 2020, the Company completed the acquisition of Pacific Oak Strategic Opportunity REIT II, Inc. (“POSOR II”) for a purchase price of $280.5 million. As more fully described in Note 3 to the consolidated financial statements, the transaction was accounted for as a business combination, and the acquired assets and assumed liabilities were recorded at their respective fair values.

Auditing management’s accounting for its acquisition of POSOR II was complex and subjective due to the significant estimation required by management in determining the fair values of the real estate investments, which principally consisted of land, building and improvements, and related intangibles. The Company used discounted cash flow analyses, market comparable data and replacement cost data, to estimate the fair value of the acquired assets and assumed liabilities. The significant assumptions used to estimate the fair value of the acquired real estate investments included, but were not limited to, capitalization rates, discount rates, market lease and average daily rates, revenue growth rates, and occupancy. These significant assumptions could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
To test the estimated fair value of the real estate investments acquired, we performed audit procedures that included, among others, assessing the fair value methodologies used and testing the significant assumptions discussed above and testing the underlying data used by the Company in its analysis. We compared the significant assumptions used by management to current industry and economic trends, and other relevant factors. We involved a valuation specialist to assist us in evaluating the significant assumptions described above, as well as to assist in evaluating sales comparisons for other recent transactions based on similar location, property type and size used in management’s analysis.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2008.
Irvine, California
March 26, 2021

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2020	2019
Assets
Real estate held for investment, net	$1,413,023	$759,479
Real estate equity securities	97,903	81,439
Total real estate and real estate-related investments, net	1,510,926	840,918
Cash and cash equivalents	60,335	76,492
Restricted cash	13,984	12,002
Investments in unconsolidated entities	79,666	78,276
Rents and other receivables, net	25,911	16,593
Above-market leases, net	3,157	2,973
Prepaid expenses and other assets	21,344	13,988
Goodwill	16,342	—
Total assets	$1,731,665	$1,041,242
Liabilities, mezzanine equity and equity
Notes and bonds payable, net	$1,099,068	$673,663
Accounts payable and accrued liabilities	24,169	21,329
Due to affiliate	2,842	1,635
Below-market leases, net	6,462	3,180
Other liabilities	34,738	19,801
Redeemable common stock payable	864	829
Restricted stock payable	14,600	16,320
Total liabilities	1,182,743	736,757
Commitments and contingencies (Note 16)
Mezzanine equity
Restricted stock	11,009	12,089
Noncontrolling cumulative convertible redeemable preferred stock	15,233	15,008
Redeemable noncontrolling interest	2,968	—
Equity
Pacific Oak Strategic Opportunity REIT, Inc. stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 98,054,582 and 65,866,765 shares issued and outstanding as of December 31, 2020 and 2019, respectively	979	659
Additional paid-in capital	831,295	553,170
Cumulative distributions and net income	(325,720)	(277,196)
Total Pacific Oak Strategic Opportunity REIT, Inc. stockholders’ equity	506,554	276,633
Noncontrolling interests	13,158	755
Total equity	519,712	277,388
Total liabilities, mezzanine equity and equity	$1,731,665	$1,041,242
See accompanying notes to consolidated financial statements.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2020	2019	2018
Revenues:
Rental income	$100,199	$81,363	$82,746
Hotel revenues	3,718	—	—
Other operating income	3,835	5,327	5,021
Interest income from real estate debt securities	—	369	2,018
Dividend income from real estate equity securities	6,273	6,099	6,002
Total revenues	114,025	93,158	95,787
Expenses:
Operating, maintenance, and management	33,882	29,294	29,110
Real estate taxes and insurance	15,702	12,631	11,762
Hotel expenses	3,836	—	—
Asset management fees to affiliate	9,982	8,158	8,525
General and administrative expenses	7,664	7,388	8,220
Foreign currency transaction loss (gain), net	2,912	12,498	(10,141)
Depreciation and amortization	45,041	34,004	35,006
Interest expense	29,138	28,849	31,054
Other-than-temporary impairment of debt securities	—	—	2,500
Total expenses	148,157	132,822	116,036
Other income (loss):
Gain from remeasurement of prior equity interest	2,009	—	—
Income from NIP	97	—	428
Equity in income (loss) of unconsolidated entities	1,621	6,621	(9,830)
Casualty-related gain (loss)	51	(506)	—
Other interest income	348	2,120	1,884
(Loss) gain on real estate equity securities	(14,814)	20,379	(19,010)
(Loss) gain on sale of real estate	(110)	34,077	80,594
Gain (loss) on extinguishment of debt	415	(1,106)	(493)
Transaction and related costs	(6,018)	(4,462)	—
Subordinated performance fee due upon termination to affiliate	1,720	(32,640)	—
Total other (loss) income, net	(14,681)	24,483	53,573
Net (loss) income	(48,813)	(15,181)	33,324
Net loss (income) attributable to noncontrolling interests	738	(2,101)	222
Net loss attributable to redeemable noncontrolling interest	56	—	—
Preferred stock dividends	(989)	—	—
Net (loss) income attributable to common stockholders	$(49,008)	$(17,282)	$33,546
Net (loss) income per common share, basic and diluted	$(0.65)	$(0.26)	$0.57
Weighted-average number of common shares outstanding, basic and diluted	75,407,976	66,443,585	58,738,732
See accompanying notes to consolidated financial statements.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands, except share amounts)

			Additional Paid-in Capital	Cumulative Distributions and Net Income	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Common Stock
	Shares	Amounts
Balance, December 31, 2017	52,053,817	$521	$388,800	$(155,454)	$25,146	$259,013	$1,970	$260,983
Cumulative effect adjustments to retained earnings	—	—	—	27,618	(25,146)	2,472	—	2,472
Net income (loss)	—	—	—	33,546	—	33,546	(222)	33,324
Issuance of common stock	123,264	1	1,417	—	—	1,418	—	1,418
Stock distribution issued	25,976,746	259	277,951	—	—	278,210	—	278,210
Transfers from redeemable common stock	—	—	3,113	—	—	3,113	—	3,113
Redemptions of common stock	(11,330,966)	(113)	(123,500)	—	—	(123,613)	—	(123,613)
Distributions declared	—	—	—	(162,694)	—	(162,694)	—	(162,694)
Other offering costs	—	—	(11)	—	—	(11)	—	(11)
Noncontrolling interests contributions	—	—	—	—	—	—	762	762
Balance, December 31, 2018	66,822,861	$668	$547,770	$(256,984)	$—	$291,454	$2,510	$293,964
Net (loss) income	—	—	—	(17,282)	—	(17,282)	2,101	(15,181)
Issuance of common stock	84,248	1	834	—	—	835	—	835
Stock distribution issued	—	—	—	—	—	—	—	—
Transfers from redeemable common stock	—	—	9,171	—	—	9,171	—	9,171
Redemptions of common stock	(1,040,344)	(10)	(10,018)	—	—	(10,028)	—	(10,028)
Distributions declared	—	—	—	(1,721)	—	(1,721)	—	(1,721)
Other offering costs	—	—	(27)	—	—	(27)	—	(27)
Restricted Stock	—	—	5,440	—	—	5,440		5,440
Adjustments to redemption value of mezzanine equity restricted stock	—	—	—	(1,209)	—	(1,209)	—	(1,209)
Noncontrolling interest contribution	—	—	—	—	—	—	13	13
Distributions to noncontrolling interests	—	—		—	—	—	(3,869)	(3,869)
Balance, December 31, 2019	65,866,765	$659	$553,170	$(277,196)	$—	$276,633	$755	$277,388
Net loss	—	—	—	(49,008)	—	(49,008)	(738)	(49,746)
Issuance of common stock	24,645	—	262	—	—	262	—	262
Transfers to redeemable common stock	—	—	(35)	—	—	(35)	—	(35)
Redemptions of common stock	(222,470)	(3)	(2,227)	—	—	(2,230)	—	(2,230)
Distributions declared	—	—	—	(596)	—	(596)	—	(596)
Other offering costs	—	—	(19)	—	—	(19)	—	(19)
Issuance of restricted stock	3,411,737	34	(34)	—	—	—	—	—
Adjustments to redemption value of mezzanine equity restricted stock	—	—	—	1,080	—	1,080	—	1,080
Issuance of common stock in connection with merger, inclusive of acquisition of noncontrolling interests	28,973,905	289	280,178	—	—	280,467	12,325	292,792
Noncontrolling interest contribution	—	—	—	—	—	—	844	844
Distributions to noncontrolling interests	—	—	—	—	—	—	(28)	(28)
Balance, December 31, 2020	98,054,582	$979	$831,295	$(325,720)	$—	$506,554	$13,158	$519,712
See accompanying notes to consolidated financial statements.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2020	2019	2018
Cash Flows from Operating Activities:
Net (loss) income	$(48,813)	$(15,181)	$33,324
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Change in subordinated performance fee due upon termination to affiliate	(1,720)	—	—
Gain from remeasurement of prior equity interest	(2,009)	—	—
Loss due to property damages	—	—	964
Casualty-related loss	—	506	—
Equity in (income) loss of unconsolidated entities	(1,260)	(6,621)	9,830
Depreciation and amortization	45,041	34,004	35,006
Other-than-temporary impairment of debt securities	—	—	2,500
Loss (gain) on real estate equity securities	14,814	(20,379)	19,010
Loss (gain) on real estate sale	110	(34,077)	(80,594)
(Gain) loss on extinguishment of debt	(415)	1,106	493
Subordinated performance fee due upon termination	—	32,640	—
Unrealized loss on interest rate caps	27	50	142
Deferred rent	(3,447)	(4,078)	(4,736)
Bad debt expense	—	—	161
Amortization of above- and below-market leases, net	(852)	(1,091)	(1,152)
Amortization of deferred financing costs	3,311	3,606	3,640
Interest accretion on real estate debt securities	—	(13)	(108)
Net amortization of discount (premium) on bond and notes payable	602	(99)	61
Foreign currency transaction loss (gain), net	2,912	12,498	(10,141)
Changes in assets and liabilities:
Rents and other receivables	(3,456)	(1,548)	(1,801)
Prepaid expenses and other assets	(2,465)	(5,137)	(7,375)
Accounts payable and accrued liabilities	(3,161)	(2,334)	3,387
Due to affiliates	(1,637)	1,606	10
Other liabilities	641	386	(478)
Net cash (used in) provided by operating activities	(1,777)	(4,156)	2,143
Cash Flows from Investing Activities:
Acquisitions of real estate, net of cash acquired	(18,909)	(90,266)	(312,348)
Cash acquired in connection with the POSOR II Merger	12,978	—	—
Cash paid to acquire PORT, net of cash acquired	—	(46,864)	—
Improvements to real estate	(21,807)	(32,472)	(32,172)
Proceeds from sales of real estate, net	332	141,548	250,576
Reimbursement of construction costs	—	—	1,636
Insurance proceeds received for property damages	—	438	—
Purchase of interest rate caps	(16)	(28)	(163)
Proceeds from disposition of foreign currency collars	14,125	—	—
Contributions to unconsolidated entities	(12,620)	(31,845)	(1,320)
Distribution of capital from unconsolidated entities	1,370	8,051	2,198
Investment in real estate equity securities	(35,971)	(15,224)	(30,609)
Proceeds from the sale of real estate equity securities	10,964	28,033	27,786
Proceeds from principal repayment on real estate debt securities	—	7,750	4,500
Proceeds for future development obligations	—	—	2,113
Funding of development obligations	—	(134)	(1,258)
Net cash used in investing activities	(49,554)	(31,013)	(89,061)
Cash Flows from Financing Activities:
Proceeds from notes and bonds payable	112,480	84,268	223,425
Principal payments on notes and bonds payable	(70,649)	(126,603)	(152,516)
Payments of deferred financing costs	(2,556)	(1,123)	(3,391)
Payments to redeem common stock	(2,230)	(10,028)	(123,613)
Payment of prepaid other offering costs	(811)	(157)	(562)
Distributions paid	(334)	(886)	(70,980)
Preferred dividends paid	(764)	—	—
Noncontrolling interests contributions	844	13	762
Distributions to noncontrolling interests	(28)	(3,869)	—
Proceeds for noncontrolling preferred stock, net	—	15,008	—
Other financing proceeds, net	—	1,822	—
Net cash provided by (used in) financing activities	35,952	(41,555)	(126,875)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,204	2,491	(662)
Net decrease in cash, cash equivalents and restricted cash	(14,175)	(74,233)	(214,455)
Cash, cash equivalents and restricted cash, beginning of period	88,494	162,727	377,182
Cash, cash equivalents and restricted cash, end of period	$74,319	$88,494	$162,727
See accompanying notes to consolidated financial statements.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

1. ORGANIZATION
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
The Company sold 56,584,976 shares of common stock in its primary offering for gross offering proceeds of $561.7 million. As of December 31, 2020, the Company had sold 6,851,969 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $76.5 million. Also, as of December 31, 2020, the Company had redeemed 24,041,545 shares for $287.6 million. As of December 31, 2020, the Company had issued 25,976,746 shares of common stock in connection with special dividends. Additionally, on December 29, 2011 and October 23, 2012, the Company issued 220,994 shares and 55,249 shares of common stock, respectively, for $2.0 million and $0.5 million, respectively, in private transactions exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933. On March 27, 2020, the Company issued 3,411,737 restricted shares of its common stock (the “Restricted Stock”) to KBS Capital Advisors pursuant to a Restricted Stock Agreement, dated as of March 27, 2020 (the “Restricted Stock Agreement”).
On March 2, 2016, Pacific Oak Strategic Opportunity BVI filed a final prospectus with the Israel Securities Authority for a proposed offering of up to 1,000,000,000 Israeli new Shekels of Series A debentures (the “Series A Debentures”) at an annual interest rate not to exceed 4.25%. On March 1, 2016, Pacific Oak Strategic Opportunity BVI commenced the institutional tender of the Series A Debentures and accepted application for 842.5 million Israeli new Shekels. On March 7, 2016, Pacific Oak Strategic Opportunity BVI commenced the public tender of the Series A Debentures and accepted 127.7 million Israeli new Shekels. In the aggregate, Pacific Oak Strategic Opportunity BVI accepted 970.2 million Israeli new Shekels (approximately $249.2 million as of March 8, 2016) in both the institutional and public tenders at an annual interest rate of 4.25%. Pacific Oak Strategic Opportunity BVI issued the Series A Debentures on March 8, 2016.
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
December 31, 2020
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
On January 22, 2020, the Company filed a registration statement on Form S-11 with the SEC to offer up to $1 billion in additional shares of its common stock. This new registration statement contemplates a proposed conversion of the Company to a perpetual-life net asset value or “NAV” REIT that offers and sells shares of its common stock continuously through a number of distribution channels in ongoing public offerings, and seeks to provide increased liquidity to current and future stockholders through an expansion of the Company’s current share redemption program. On December 18, 2020, the Company filed Amendment No. 1 to the registration statement on Form S-11 with the SEC.
On February 19, 2020, the Company, Pacific Oak SOR II, LLC, an indirect subsidiary of the Company’s (“Merger Sub”), and Pacific Oak Strategic Opportunity REIT II, Inc. (“POSOR II”) entered into an Agreement and Plan of Merger (the “Merger Agreement”). On October 5, 2020, pursuant to the Merger Agreement, POSOR II merged with and into Merger Sub, with Merger Sub surviving as an indirect subsidiary of the Company’s (the “Merger”). At such time, in accordance with the applicable provisions of the Maryland General Corporation Law and the Maryland Limited Liability Company Act, the separate existence of POSOR II ceased. At the effective time of the Merger, each issued and outstanding share of POSOR II’s common stock (or a fraction thereof), $0.01 par value per share, converted into 0.9643 shares of the Company’s common stock, $0.01 par value per share, or 28,973,905 shares of the Company’s common stock. The combined company after the Merger retained the name “Pacific Oak Strategic Opportunity REIT, Inc.” The Merger was intended to qualify as a “reorganization” under, and within the meaning of, Section 368(a) of the Internal Revenue Code of 1986, as amended. As a result of the Merger, the Company acquired two hotel properties, three office properties, one apartment building, one consolidated joint venture to develop one office/retail property, two real estate equity securities and two investments in unconsolidated entities. Additionally, the Company assumed $331.8 million of loans related to the acquired properties.
As of December 31, 2020, the Company consolidated nine office properties, one office portfolio consisting of four office buildings and 14 acres of undeveloped land, two apartment properties, two hotel properties, one residential home portfolio consisting of 1,766 single-family homes, three investments in undeveloped land with approximately 1,000 developable acres and owned four investments in unconsolidated joint ventures and three investments in real estate equity securities. Additionally, as of December 31, 2020, the Company had entered into a consolidated joint venture to develop one office/retail property.
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

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2020
Liquidity
The Company generally finances its real estate investments using notes payable that are typically structured as non-course secured mortgages with maturities of approximately three to five years, with short term extension options available upon the Company meeting certain debt covenants. Each reporting period management evaluates the Company’s ability to continue as a going concern by evaluating conditions and events, including assessing the liquidity needs to satisfy upcoming debt obligations and the ability to satisfy debt covenant requirements. Through the normal course of operations and as further discussed in Note 7, the Company has $614.2 million of debt obligations coming due over the next 12-month period. In order to satisfy obligations as they mature, management will evaluate its options and may seek to utilize extension options available in the respective loan agreements, may make partial loan paydowns to meet debt covenant requirements, may seek to refinance certain debt instruments, may sell real estate equity securities to convert to cash to make principal payments, may market one or more properties for sale or may negotiate a turnover of one or more secured properties back to the related mortgage lender and remit payment for any associated loan guarantee. Historically, the Company has successfully refinanced debt instruments or utilized extension options in order to satisfy debt obligations as they come due and has not negotiated a turnover of a secured property back to a lender, though the Company may utilize such option if necessary. Based upon these plans, management believes it will have sufficient liquidity to satisfy its obligations as they come due and to continue as a going concern. There can be no assurance as to the certainty or timing of any of management’s plans. Refer to Note 7 for further discussion.
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
December 31, 2020
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

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2020
Hotel Revenue
The Company recognizes revenue for hotels as hotel revenue when earned. Revenues are recorded net of any sales or occupancy tax collected from the Company’s guests. Additionally, some of the Company’s hotel rooms are booked through independent internet travel intermediaries. If the guest pays the independent internet travel intermediary directly, revenue for the room is booked by the Company at the price the Company sold the room to the independent internet travel intermediary, less any discount or commission paid. If the guest pays the Company directly, revenue for the room is booked by the Company on a gross basis. The Company participates in frequent guest programs sponsored by the brand owners of the Company’s hotels and the Company expenses the charges associated with those programs, as incurred. Hotel operating revenues are disaggregated in the real estate footnote into the categories of rooms revenue, food, beverage and convention services revenue, campground revenue and other revenue to demonstrate how economic factors affect the nature, amount, timing, and uncertainty of revenue and cash flows.
Room revenue is generated through contracts with customers whereby the customer agrees to pay a daily rate for the right to use a hotel room. The Company’s contract performance obligations are fulfilled at the end of the day that the customer is provided the room and revenue is recognized daily at the contract rate. The Company records contract liabilities in the form of advanced deposits when a customer or group of customers provides a deposit for a future stay at the Company’s hotels. Advanced deposits for room revenue are included in the balance of other liabilities on the consolidated balance sheet. Advanced deposits are recognized as revenue at the time of the guest’s stay.
Food, beverage and convention revenue is generated through contracts with customers whereby the customer agrees to pay a contract rate for restaurant dining services or convention services. The Company’s contract performance obligations are fulfilled at the time that the meal is provided to the customer or when the convention facilities and related dining amenities are provided to the customer. The Company recognizes food and beverage revenue upon the fulfillment of the contract with the customer. The Company records contract liabilities in the form of advanced deposits when a customer or group of customers provides a deposit for a future banquet event at the Company’s hotels. Advanced deposits for food and beverage revenue are included in the balance of other liabilities on the consolidated balance sheet. Advanced deposits for banquet services are recognized as revenue following the completion of the banquet services.
Campground revenue is recognized on a straight-line basis over the term of the lease when collectability of the lease payments is probable.
Sale of Real Estate
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
December 31, 2020
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

Land	N/A
Buildings	25-40 years
Building improvements	10-40 years
Tenant improvements	Shorter of lease term or expected useful life
Tenant origination and absorption costs	Remaining term of related leases, including below-market renewal periods
Real estate subsidies & tax abatements	Remaining term of agreement
Furniture, fixtures & equipment	3-12 years
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
The Company assesses the acquisition date fair values of all tangible assets, identifiable intangibles and assumed liabilities using methods similar to those used by independent appraisers, generally utilizing a discounted cash flow analysis that applies appropriate discount and/or capitalization rates and available market information and/or replacement cost data. Estimates of future cash flows are based on a number of factors, including historical operating results, known and anticipated trends, and market and economic conditions. The fair value of tangible assets of an acquired property considers the value of the property as if it were vacant.
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
December 31, 2020
The Company amortizes the value of tenant origination and absorption costs to depreciation and amortization expense over the remaining non-cancelable term of the leases.
Estimates of the fair values of the tangible assets, identifiable intangibles and assumed liabilities require the Company to make significant assumptions to estimate market lease rates or average daily rates, property-operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods, revenue and expense growth rates, occupancy, and net operating margin.
The Company records the fair value of noncontrolling interests based on the estimated noncontrolling interests’ share of fair values of the net assets of the underlying entities, adjusted for lack of marketability and control discount.
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
Goodwill
The Company recorded goodwill during the year ended December 31, 2020 in connection with the Merger (Refer to Note 3), of which $12.3 million were allocated to strategic opportunistic properties and $4.0 million to hotels. Goodwill represents the excess of consideration paid over the fair value of underlying identifiable net assets of business acquired. The Company's goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company takes a qualitative approach to consider whether an impairment of goodwill exists prior to quantitatively determining the fair value of the reporting unit in step one of the impairment test. The Company performs its annual assessment on October 1st. Based on the assessment of qualitative factors, the Company concluded it was more likely than not that the Company's goodwill was not impaired and did not perform the quantitative test. The Company did not record any impairment of goodwill during the year ended December 31, 2020.
Impairment of Real Estate and Related Intangible Assets and Liabilities
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets and liabilities may not be recoverable or realized. Such indicators of potential impairment may include an assessment of management's intended hold period and disposition strategy, a significant decrease in market price, expected future undiscounted cash flows, and current industry and market trends and other factors including bona fide purchase offers received from third parties in making this assessment. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, the Company assesses the recoverability by estimating whether the Company will recover the carrying value of the real estate and related intangible assets and liabilities through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities. The Company did not record any impairment losses on its real estate and related intangible assets and liabilities during the years ended December 31, 2020, 2019 and 2018.
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
December 31, 2020
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
Real Estate Equity Securities
The Company determines the appropriate classification for real estate equity securities at acquisition (on the trade date) and reevaluates such designation as of each balance sheet date. As of December 31, 2020 and 2019, the Company classified its investments in real estate equity securities as available-for-sale as the Company intends to hold the securities for the purpose of collecting dividend income and for longer term price appreciation. These investments are carried at their estimated fair value based on quoted market prices for the security, net of any discounts for restrictions on the sale of the security. Any discount for lack of marketability is estimated using an option pricing model. Transaction costs that are directly attributable to the acquisition of real estate equity securities are capitalized to its cost basis.
The Company adopted ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU No. 2016-01”) on January 1, 2018 and the Company records unrealized gains and losses on real estate equity securities are recognized in earnings.  Upon adoption of ASU No. 2016-01 on January 1, 2018, the Company recorded a $25.1 million cumulative effect adjustment to retained earnings related to the unrealized gain on real estate equity securities previously reported in accumulated other comprehensive income prior to January 1, 2018.
Investments in Unconsolidated Entities
Equity Method
The Company accounts for investments in unconsolidated entities in which the Company may exercise significant influence over, but does not control, using the equity method of accounting. Under the equity method, the investment is initially recorded at cost and subsequently adjusted to reflect additional contributions or distributions and the Company’s proportionate share of equity in the joint venture’s income (loss). The Company recognizes its proportionate share of the ongoing income or loss of the unconsolidated joint venture as equity in income (loss) of unconsolidated joint venture on the consolidated statements of operations. On a quarterly basis, the Company evaluates its investment in an unconsolidated joint venture for other-than-temporary impairments. The Company did not record any impairment losses related to its unconsolidated real estate joint ventures accounted for under the equity method during the years ended December 31, 2020, 2019 and 2018.
Equity Investment Without Readily Determinable Value
The Company accounts for investments in unconsolidated entities in which the Company does not have the ability to exercise significant influence and has virtually no influence over partnership operating and financial policies at its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company elected to measure its investment in the NIP Joint Venture (as defined herein) and shares of Battery Point (as defined herein) Series A-3 Preferred Stock in accordance with the above guidance. As of December 31, 2019, the Company recorded its investment in the NIP Joint Venture and shares of Battery Point Series A-3 Preferred Stock at cost basis of $1.2 million and $14.0 million, respectively. Distributions of income from the NIP Joint Venture are recognized in other income. Distributions that exceed the Company’s share of earnings are applied to reduce the carrying value of the Company’s investment and any capital contributions would increase the carrying value of the Company’s investment. See Note 11, “Investment in Unconsolidated Entities” for a further discussion on the Company’s investments in unconsolidated entities.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2020
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Cash and cash equivalents are stated at cost, which approximates fair value. There were no restrictions on the use of the Company’s cash and cash equivalents as of December 31, 2020 and 2019.
The Company’s cash and cash equivalents balance exceeded federally insurable limits as of December 31, 2020. The Company monitors the cash balances in its operating accounts and adjusts the cash balances as appropriate; however, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.
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
December 31, 2020
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
December 31, 2020
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
On December 4, 2020, the Company’s board of directors approved an estimated value per share of the Company’s common stock of $9.68 (unaudited) based on the estimated value of the Company’s assets less the estimated value of the Company’s liabilities, or net asset value, divided by the number of shares outstanding as of September 30, 2020, adjusted for the assets acquired and the liabilities assumed in connection with the Merger, the expenses incurred in the Merger and the shares of the Company’s common stock issued as consideration for the Merger. Commencing December 23, 2020, the purchase price per share under the DRP was $9.68.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2020
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
•Separate from the funding described in the first bullet above, the Company’s board of directors has made available $2.0 million of redemptions in connection with a stockholder's death, “qualifying disability”, or “determination of incompetence” for the December 2020 redemption date and carry forward until depleted.
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

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2020
The proceeds from the Company’s dividend reinvestment plan in 2020 were $0.3 million and in addition, as of December 31, 2020, there were $0.6 million remaining from the $2.0 million of additional funding made available. Therefore, in 2021 the Company may redeem no more than $0.9 million of shares in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence.” To the extent extra capacity is available with respect to redemptions in the last month of 2021, such capacity will be made available for redemption of shares other than in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence.”
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
Effective beginning with the month of February 2020, the Company suspended (a) redemptions requested under the share redemption program in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence”, until the Company and POSOR II filed with the SEC a registration statement on Form S-4 containing a Joint Proxy Statement/Prospectus for the proposed Merger, and (b) all other redemptions under the share redemption program until after the Merger closes. The Form S-4 was filed on June 15, 2020 with the SEC and the Merger closed on October 5, 2020.
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
The Company limits the dollar value of shares that may be redeemed under the program as described above. During the year ended December 31, 2020, the Company had redeemed $2.2 million of common stock under the share redemption program. The Company processed all redemption requests received in good order and eligible for redemption through the December 2020 redemption date, except for 8,042,484 shares totaling $74.0 million due to the limitations described above. The Company recorded $0.9 million and $0.8 million of redeemable common stock payable on the Company’s balance sheet as of December 31, 2020 and 2019, respectively, related to unfulfilled redemption requests received in good order under the share redemption program. Based on the twelfth amended and restated share redemption program, the Company has $0.9 million available for redemptions during 2021, including shares that are redeemed in connection with a stockholders’ death, “qualifying disability” or “determination of incompetence,” subject to the limitations described above.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2020
Related Party Transactions
Pursuant to its advisory agreement with the Advisor, the Company is obligated to pay the Advisor specified fees upon the provision of certain services related to the investment of funds in real estate and real estate-related investments, management of the Company’s investments and for other services (including, but not limited to, the disposition of investments). The Company is or was obligated to reimburse the Advisor for acquisition and origination expenses and certain operating expenses incurred on behalf of the Company or incurred in connection with providing services to the Company. In addition, the Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the applicable advisory agreement. See Note 10, “Related Party Transactions.”
The Company records all related party fees as incurred, subject to any limitations described in the advisory agreement. The Company had not incurred any subordinated participation in net cash flows or subordinated incentive listing fees payable to the Advisor through December 31, 2020.
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
Incentive Fee
See Note 10, “Related Party Transactions,” for information about incentive and /or termination fees payable to the Advisor.
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

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2020
Derivative Instruments
The Company enters into derivative instruments for risk management purposes to hedge its exposure to cash flow variability caused by changing interest rates on its variable rate notes payable and enters into derivative instruments such as cross currency swaps, forward contracts, puts or calls for risk management purposes to hedge its exposure to variability in foreign currency exchange rates of the Israeli new Shekel versus the U.S. Dollar. The Company records these derivative instruments at fair value on the accompanying consolidated balance sheets. Derivative instruments designated and qualifying as a hedge of the exposure to variability in expected future cash flows or other types of forecasted transactions are considered cash flow hedges. The change in fair value of the effective portion of a derivative instrument that is designated as a cash flow hedge is recorded as other comprehensive income (loss) on the accompanying consolidated statements of stockholders’ equity. The changes in fair value for derivative instruments that are not designated as a hedge or that do not meet the hedge accounting criteria are recorded as gain or loss on derivative instruments and included in earnings in the accompanying consolidated statements of operations.
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
The Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. Neither the Company nor its subsidiaries have been assessed interest or penalties by any major tax jurisdictions. The Company’s evaluations were performed for all open tax years through December 31, 2020. As of December 31, 2020, returns for the calendar year 2016 through 2019 remain subject to examination by major tax jurisdictions.
The Company’s hotel properties are leased to wholly-owned taxable REIT subsidiaries, which in turn contracts with an independent hotel management company that manages the day-to-day operations of the Company’s hotels. Lease revenue generated from the taxable REIT subsidiary is eliminated in consolidation.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2020
Segments
The Company operates in three reportable business segments: opportunistic real estate and real estate-related investments, single-family homes, and hotels, which is how the Company's management manages the business. In general, the Company intends to hold its investments in opportunistic real estate and other real estate-related assets for capital appreciation. Traditional performance metrics of opportunistic real estate and other real estate-related assets may not be meaningful as these investments are generally non-stabilized and do not provide a consistent stream of interest income or rental revenue. These investments exhibit similar long-term financial performance and have similar economic characteristics. These investments typically involve a higher degree of risk and do not provide a constant stream of ongoing cash flows. As a result, the Company’s management views opportunistic real estate and other real estate-related assets as similar investments and aggregated into one reportable business segment. The Company owns single-family homes in 17 markets and are all aggregated into one reportable business segment due to the homes being stabilized, having high occupancy rates and have similar economic characteristics. Additionally, the Company owns two hotels and are aggregated into one reportable business segment due to the nature of the hotel business with short-term stays.
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
The Company's unvested Restricted Stock have been included in the calculation of basic and diluted earnings per share for the year ended December 31, 2020, as the restriction is not contingent on any conditions except the passage of time. The Company’s unvested restricted shares have been excluded from the calculation of diluted earnings per share for the year ended December 31, 2019, as their inclusion would have been anti-dilutive.
Distributions declared per share were $0.009, $0.03 and $3.00 during the years ended December 31, 2020, 2019 and 2018, respectively.
Square Footage, Occupancy and Other Measures
Square footage, occupancy, average revenue per available room, average daily rate, number of tenants and other measures including annualized base rents and annualized base rents per square foot used to describe real estate and real-estate related investments included in these Notes to Consolidated Financial Statements are presented on an unaudited basis.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2020
Recently Issued Accounting Standards Updates
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments (“ASU No. 2016-13”).  ASU No. 2016-13 affects entities holding financial assets and net investments in leases that are not accounted for at fair value through net income. The amendments in ASU No. 2016-13 require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. ASU No. 2016-13 also amends the impairment model for available-for-sale debt securities. An entity will recognize an allowance for credit losses on available-for-sale debt securities as a contra-account to the amortized cost basis rather than as a direct reduction of the amortized cost basis of the investment, as is currently required. ASU No. 2016-13 also requires new disclosures.  For financial assets measured at amortized cost, an entity will be required to disclose information about how it developed its allowance for credit losses, including changes in the factors that influenced management’s estimate of expected credit losses and the reasons for those changes.  For financing receivables and net investments in leases measured at amortized cost, an entity will be required to further disaggregate the information it currently discloses about the credit quality of these assets by year of the asset’s origination for as many as five annual periods. For available-for-sale debt securities, an entity will be required to provide a roll-forward of the allowance for credit losses and an aging analysis for securities that are past due. ASU No. 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  The adoption of ASU No. 2016-13 did not have a material effect on its financial statements.
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU No. 2020-04”). ASU No. 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU No. 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the year ended December 31, 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. For the period from January 1, 2020 (the earliest date the Company may elect to apply ASU No. 2020-04) through December 31, 2020, the Company did not have any contract modifications that meet the criteria described above, specifically contract modifications that have been modified from LIBOR to an alternative reference rate. The Company’s loan agreements, derivative instruments, and certain lease agreements use LIBOR as the current reference rate. For eligible contract modifications, the Company expects to adopt the temporary optional expedients described in ASU No. 2020-04. The optional expedients for hedging relationships described in ASU No. 2020-04 did not have an impact to the Company, as the Company has elected to not designate its derivative instruments as a hedge.
In April 2020, the FASB issued a FASB Staff Q&A related to Topic 842 and Topic 840: Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic (the “Topic 842 Q&A”) which focused on the application of lease guidance for concessions related to the effects of the COVID-19 pandemic. In this Q&A document, the FASB staff will allow entities to make an election to account for lease concessions related to the effects of the COVID-19 pandemic consistent with how those concessions would be accounted for under Topic 842, Leases ("Topic 842") as though enforceable rights and obligations for those qualifying concessions existed. The Company adopted this guidance and did not have any material lease concessions related to the effects of the COVID-19 pandemic that had a material impact to the Company’s consolidated balance sheet as of December 31, 2020 or consolidated statement of operations for the year ended December 31, 2020.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2020
3.     REAL ESTATE
As of December 31, 2020, the Company owned nine office properties, one office portfolio consisting of four office buildings and 14 acres of undeveloped land encompassing, in the aggregate, approximately 3.8 million rentable square feet. As of December 31, 2020, these properties were 76% occupied. In addition, the Company owned one residential home portfolio consisting of 1,766 single-family homes and encompassing approximately 2.4 million rental square feet and two apartment properties containing 609 units and encompassing approximately 0.5 million rentable square feet, which was 94% and 90% occupied, respectively as of December 31, 2020. The Company also owned two hotel properties with an aggregate of 649 rooms and three investments in undeveloped land with approximately 1,000 developable acres. Additionally, as of December 31, 2020, the Company had entered into a consolidated joint venture to develop one office/retail property. The following table summarizes the Company’s real estate held for investment as of December 31, 2020 and 2019, respectively (in thousands):

	December 31, 2020	December 31, 2019
Land	$302,444	$175,317
Buildings and improvements	1,157,397	618,974
Tenant origination and absorption costs	57,594	30,569
Total real estate, cost	1,517,435	824,860
Accumulated depreciation and amortization	(104,412)	(65,381)
Total real estate, net	$1,413,023	$759,479

Operating Leases
Certain of the Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of December 31, 2020, the leases, excluding options to extend apartment leases and single-family home leases, which have terms that are generally one year or less, had remaining terms of up to 14.6 years with a weighted-average remaining term of 4.3 years. Some of the leases have provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from tenants in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash and assumed in real estate acquisitions related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $5.7 million and $4.3 million as of December 31, 2020 and 2019, respectively.
During the years ended December 31, 2020, 2019 and 2018, the Company recognized deferred rent from tenants of $3.4 million, $4.1 million and $4.7 million, respectively, net of lease incentive amortization. As of December 31, 2020 and 2019, the cumulative deferred rent receivable balance, including unamortized lease incentive receivables, was $19.2 million and $13.6 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $4.7 million and $3.1 million of unamortized lease incentives as of December 31, 2020 and 2019, respectively.
As of December 31, 2020, the future minimum rental income from the Company’s properties, excluding apartment and single-family home leases, under non-cancelable operating leases was as follows (in thousands):

2021	$79,472
2022	69,670
2023	58,033
2024	49,623
2025	39,223
Thereafter	90,255
$386,276

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2020
As of December 31, 2020, the Company’s commercial real estate properties were leased to approximately 309 tenants over a diverse range of industries and geographic areas. The Company’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Insurance	28	$8,421	10.5%
Computer Systems	33	8,260	10.3%
		$16,681	20.8%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2020, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
No other tenant industries accounted for more than 10% of annualized base rent. No material tenant credit issues have been identified at this time. During the years ended December 31, 2020 and 2019, the Company recorded adjustments to rental income of $2.2 million and $0.6 million, respectively, for lease payments that were deemed not probable of collection.
Hotel Properties
The following table provides detailed information regarding the Company’s hotel revenues and expenses for its two hotel properties, which were acquired in the Merger, from the Merger closing on October 5, 2020 through December 31, 2020 (in thousands):

October 5, 2020 through December 31, 2020
Hotel revenues:
Room	$2,545
Food, beverage and convention services	420
Campground	270
Other	483
Hotel revenues	$3,718

Hotel expenses:
Room	$801
Food, beverage and convention services	376
General and administrative	563
Sales and marketing	435
Repairs and maintenance	537
Utilities	242
Property taxes and insurance	608
Other	274
Hotel expenses	$3,836

Contract liabilities
The following table summarizes the Company’s contract liabilities, which are comprised of advanced deposits and deferred proceeds received from the buyers of the Park Highlands land sales and another developer for the value of land that was contributed to a master association that is consolidated by the Company, which are included in other liabilities in the accompanying consolidated balance sheets, as of December 31, 2020 and December 31, 2019 (in thousands):

	December 31, 2020	December 31, 2019
Contract liability	$3,369	$3,100
Revenue recognized in the period from:
Amounts included in contract liability at the beginning of the period	$—	$—

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2020
Geographic Concentration Risk
As of December 31, 2020, the Company’s real estate investments in California represented 29.6% of the Company’s total assets. As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the California real estate markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.
Recent Real Estate Asset Acquisition
Battery Point Trust Inc. Acquisition
On July 1, 2020, the Company acquired, through its subsidiaries, Battery Point Trust Inc., a Maryland corporation (“Battery Point”). Battery Point is a real estate investment trust that owned at the time of acquisition 559 single-family rental homes throughout the Midwestern and Southeastern United States. The Company recorded this acquisition as an asset acquisition and the relative fair value of Battery Point's real estate assets were recorded as: $11.1 million to land, $44.6 million to building and improvements and $0.5 million to tenant origination and absorption costs. The Company also assumed a $36.6 million mortgage loan and $16.0 million of shares of its previously owned Battery Point Series A-3 Preferred Stock, which were eliminated in consolidation.
All of these assets are held by the Company through its subsidiary, PORT OP, L.P. (“PORT”) (formerly known as Reven Housing REIT OP, L.P.).
The Company acquired Battery Point by acquiring all the 1,000,000 outstanding shares of Battery Point common stock from BPT Holdings, LLC (“BPT Holdings”), a partially owned subsidiary of the Advisor. The Advisor is the Company’s external advisor and is owned and controlled by Keith D. Hall, the Company’s Chief Executive Officer and a director, and Peter M. McMillan, the Company’s President and Chairman of the Board. In exchange, BPT Holdings received 510,816 common equity units in PORT OP, approximately 4.5% of the outstanding common equity units, as of July 1, 2020. The value of the interests exchanged was estimated by the participants at approximately $3.0 million. The common equity units issued to BPT Holdings are redeemable after one year at the request of BPT Holdings for all or a portion of the common equity units at a redemption price equal to and in the form of cash based on the unit price of PORT OP. The following table summarizes the redeemable non-controlling interest activity related to the BPT Holdings for the year ended December 31, 2020 (in thousands):

Issuance of PORT OP Units	$3,024
Net loss attributable to redeemable noncontrolling interest	(56)
December 31, 2020	$2,968

Prior to the acquisition date, the Company accounted for its investment in the Battery Point A-3 Preferred Stock as an equity investment without a readily determinable fair value. The acquisition-date carrying value of the previous equity interest was $14.0 million and is included in the measurement of the consideration transferred. The Company recognized a gain of $2.0 million as a result of remeasuring its prior equity interest in the Battery Point A-3 Preferred Stock held before the acquisition. The gain is included in the line item “Gain from remeasurement of prior equity interest” in the consolidated statement of operations. As a result of the Battery Point acquisition, the Company’s 640,000 shares of Battery Point Series A-3 Preferred Stock were eliminated in consolidation.
Single-Family Home Acquisitions
During the year ended December 31, 2020, the Company, through a wholly owned subsidiary of PORT OP, acquired a single-family home portfolio consisting of 196 homes in Chicago, Illinois, a single-family home portfolio consisting of 12 homes in Alabama, Arkansas, and Illinois and a single-family home portfolio consisting of 11 homes in Memphis, Tennessee for purchase prices of $17.3 million, $1.0 million and $1.0 million, respectively. The portfolio consisting of 12 homes was purchased from DayMark Financial Acceptance LLC, an entity affiliated with the Advisor.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2020
Recent Business Combination
POSOR II Merger
On October 5, 2020, pursuant to the Merger Agreement, POSOR II merged with and into Merger Sub, with Merger Sub surviving as an indirect subsidiary of the Company (the “Merger”). At such time, in accordance with the applicable provisions of the Maryland General Corporation Law and the Maryland Limited Liability Company Act, the separate existence of POSOR II ceased. At the effective time of the Merger, each issued and outstanding share of POSOR II’s common stock (or a fraction thereof), $0.01 par value per share, converted into 0.9643 shares of the Company’s common stock, $0.01 par value per share, or 28,973,905 shares of the Company’s common stock. The combined company after the Merger retained the name “Pacific Oak Strategic Opportunity REIT, Inc.” The Merger is intended to qualify as a “reorganization” under, and within the meaning of, Section 368(a) of the Internal Revenue Code of 1986, as amended.
The following table summarizes the components of the consideration (in thousands except per share information):

POSOR II shares outstanding	30,046,568
Exchange ratio	0.9643
Total Company shares issued	28,973,905
Company price per share estimated NAV as of October 5, 2020	$9.68
Consideration paid	$280,467

The total consideration was allocated to POSOR II's assets and liabilities based upon fair values as determined by the Company, as follows:
Assets:
Land	$108,065
Building and improvements	465,648
Tenant origination and absorption costs	29,869
Cash and cash equivalents	9,735
Real estate equity securities	6,271
Restricted cash	3,243
Investment in unconsolidated entities	3,150
Rents and other receivables	2,567
Prepaid expenses and other assets	6,617
Above-market leases	660
Total Assets	635,825
Liabilities:
Notes payable	(328,203)
Other liabilities	(14,513)
Accounts payable and accrued liabilities	(9,926)
Below-market leases	(4,610)
Due to affiliates	(2,123)
Total Liabilities	(359,375)
Noncontrolling interests	(12,325)
Goodwill	16,342
Total consideration	$280,467

For the period October 5, 2020 through December 31, 2020, POSOR II recorded revenues of $12.3 million and a net loss of $10.1 million, which are included in the Company's consolidated statement of operations for the year ended December 31, 2020.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2020
The Company recorded $16.3 million of goodwill which represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed, and it is not deductible for income tax purposes. As of the Merger date, goodwill primarily represents the estimated future benefits arising from other assets acquired that could not be individually identified and separately recognized and of the synergies and economies of scale expected from combining the operations of the Company and POSOR II. Goodwill has been allocated to the Company's reporting units, which are included in each applicable reportable business segment. The allocation was based on the relative fair value of each acquired reporting unit in accordance with ASC 350.
The following unaudited pro forma results of operations reflect the Company’s results as if the Merger with POSOR II had occurred on January 1, 2019. The information is not necessarily indicative of the results that actually would have occurred, nor does it indicate future operating results. All significant adjustments necessary to reflect the effects have been made. The unaudited pro forma information for the year ended December 31, 2020 was adjusted to exclude $6.0 million of transaction and related costs incurred in 2020 in connection with the Merger.

	For the year ended December 31,
	2020	2019
Revenues	$153,198	$147,769
Expenses	(207,501)	(208,603)
Other (loss) income	(16,434)	14,587
Net loss	$(70,737)	$(46,247)

Net loss per common share, basic and diluted	$(0.94)	$(0.49)

4.     TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES
As of December 31, 2020 and 2019, the Company’s tenant origination and absorption costs (included in real estate held for investment, net), above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Cost	$57,594	$30,569	$4,159	$3,714	$(8,732)	$(4,958)
Accumulated Amortization	(17,088)	(10,223)	(1,002)	(741)	2,270	1,778
Net Amount	$40,506	$20,346	$3,157	$2,973	$(6,462)	$(3,180)

Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the years ended December 31, 2020, 2019 and 2018 were as follows (in thousands):

	Tenant Origination and Absorption Costs			Above-Market Lease Assets			Below-Market Lease Liabilities
	For the Years Ended December 31,			For the Years Ended December 31,			For the Years Ended December 31,
	2020	2019	2018	2020	2019	2018	2020	2019	2018
Amortization	$(10,453)	$(7,036)	$(7,895)	$(476)	$(404)	$(361)	$1,328	$1,495	$1,513

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2020
The remaining unamortized balance for these outstanding intangible assets and liabilities as of December 31, 2020 will be amortized for the years ending December 31 as follows (in thousands):

	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities	Housing Subsidy	Tax Abatements
2021	$(15,351)	$(515)	$1,856	$(71)	$(866)
2022	(8,529)	(368)	1,520	(71)	(466)
2023	(5,486)	(356)	1,241	(71)	(233)
2024	(4,228)	(355)	974	(71)	(14)
2025	(2,827)	(339)	662	(71)	—
Thereafter	(4,085)	(1,224)	209	(1,625)	—
	$(40,506)	$(3,157)	$6,462	$(1,980)	$(1,579)
Weighted-Average Remaining Amortization Period	4.8 years	9.1 years	4.1 years	27.9 years	2.1 years

As of December 31, 2020, the Company had recorded a housing subsidy intangible asset, net of amortization, which is included in prepaid expenses and other assets in the accompanying balance sheets, of $2.0 million. As of December 31, 2020, the housing subsidy intangible asset has a remaining amortization period of 27.9 years. During the year ended December 31, 2020, the Company recorded amortization expense of $18,000 related to the housing subsidy intangible asset.
Additionally, as of December 31, 2020 and 2019, the Company had recorded tax abatement intangible assets, net of amortization, on real estate held for investment, which are included in prepaid expenses and other assets in the accompanying balance sheets, of $1.6 million and $1.0 million, respectively. During the years ended December 31, 2020, 2019 and 2018, the Company recorded amortization expense of $0.7 million, $0.6 million, and $1.0 million related to tax abatement intangible assets, respectively. As of December 31, 2020, the tax abatement intangible assets had a remaining amortization period of 2.1 years.

5.     REAL ESTATE EQUITY SECURITIES
As of December 31, 2020, the Company owned three investments in real estate equity securities. The following table sets forth the number of shares owned by the Company and the related carrying value of the shares as of December 31, 2020 and December 31, 2019 (dollars in thousands):

	December 31, 2020		December 31, 2019
Real Estate Equity Security	Number of Shares Owned	Total Carrying Value	Number of Shares Owned	Total Carrying Value
Keppel Pacific Oak US REIT	64,165,352	$44,274	64,165,352	$50,049
Franklin Street Properties Corp.	6,915,089	30,219	2,773,729	23,743
Plymouth Industrial REIT, Inc.	1,560,660	23,410	415,841	7,647
	72,641,101	$97,903	67,354,922	$81,439

The following summarizes the portion of gain and loss for the period related to real estate equity securities held during the years ended December 31, 2020 and 2019 (in thousands):

	For the Years Ended December 31,
	2020	2019
Net (loss) gain recognized during the period on real estate equity securities	$(14,814)	$20,379
Less: Net gain recognized during the period on real estate equity securities sold during the period	711	4,158
Unrealized (loss) gain recognized during the reporting period on real estate equity securities still held at period end	$(15,525)	$16,221

During the years ended December 31, 2020, 2019 and 2018, the Company recognized $5.3 million, $5.8 million and $6.0 million, respectively, of dividend income from real estate equity securities.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2020
6.    REAL ESTATE DISPOSITIONS
During the year ended December 31, 2020, the Company did not have any material dispositions. During the year ended December 31, 2019, the Company disposed of one office building, one retail property and one apartment property. During the year ended December 31, 2018, the Company disposed of one office building and one office/flex/industrial portfolio consisting of 21 buildings.
On November 1, 2019, the Company, through an indirect wholly owned subsidiary, sold 125 John Carpenter to KORE 125 John Carpenter, LLC, a wholly owned subsidiary of the Keppel Pacific Oak US REIT, previously known as Keppel-KBS US REIT, a newly formed Singapore real estate investment trust (the “SREIT”). The sale price, net of closing credits, of 125 John Carpenter was $99.8 million, before third-party closing costs of approximately $0.2 million and excluding any disposition fees payable to the Company’s then-current external advisor. Prior to the sale of 125 John Carpenter, the Company owned 56,979,352 common units of the SREIT, representing a 6.89% ownership interest. On October 29, 2019, the Company purchased 7,186,000 common units of the SREIT for $5.2 million in connection with a private placement to institutional and other investors, maintaining its 6.89% ownership interest. The Company recognized a gain on sale of $16.0 million related to the disposition of 125 John Carpenter.
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
On November 30, 2018, the Company, through an indirect wholly owned subsidiary, sold the Westpark Portfolio to KORE Westpark, LLC, a wholly owned subsidiary of the SREIT. The sale price, net of closing credits, of the Westpark Portfolio was $166.4 million, before third-party closing costs of approximately $3.2 million and excluding any disposition fees payable to the Company’s then-current external advisor. On November 26, 2018, the SREIT issued an aggregate of 186,236,224 common units of the SREIT as a result of their renounceable and underwritten rights issue. The Company purchased 12,979,852 common units of the SREIT for $6.5 million in connection with this offering, maintaining its 7% ownership interest. The Company recognized a gain on sale of $32.5 million related to the disposition of the Westpark Portfolio.
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

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2020
There were no real estate held for sale as of December 31, 2020 and December 31, 2019. The operations of real estate properties classified as held for sale and gain on sales are included in continuing operations on the accompanying statements of operations. The following table summarizes certain revenue and expenses related to these properties for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Years Ended December 31,
	2020	2019	2018
Revenues
Rental income	$—	$30,744	$94,073
Other operating income	—	1,171	5,668
Total revenues	$—	$31,915	$99,741
Expenses
Operating, maintenance, and management	$—	$9,117	$28,931
Real estate taxes and insurance	—	4,035	12,188
Asset management fees to affiliate	—	2,435	6,458
Depreciation and amortization	—	13,066	39,038
Interest expense	—	8,083	17,974
Total expenses	$—	$36,736	$104,589

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2020
7.     NOTES AND BONDS PAYABLE
As of December 31, 2020 and December 31, 2019, the Company’s notes and bonds payable, consisted of the following (dollars in thousands):

	Book Value as of December 31, 2020	Book Value as of December 31, 2019	Contractual Interest Rate as of December 31, 2020 (1)	Interest Rate at December 31, 2020 (1)	Payment Type (3)	Maturity Date (2)
Richardson Portfolio Mortgage Loan	$35,832	$36,000	One-Month LIBOR + 2.50%	2.64%	Interest Only	11/01/2021
Park Centre Mortgage Loan	26,185	21,970	One-Month LIBOR + 1.75%	1.89%	Interest Only	06/27/2022
1180 Raymond Mortgage Loan (4)	29,848	30,250	One-Month LIBOR + 2.50% (5)	3.50%	Principal & Interest	12/01/2021
1180 Raymond Bond Payable	5,870	6,080	6.50%	6.50%	Principal & Interest	09/01/2036
Pacific Oak SOR (BVI) Holdings, Ltd. Series A Debentures (6)	181,198	224,746	4.25%	4.25%	(6)	03/01/2023
Pacific Oak SOR (BVI) Holdings, Ltd. Series B Debentures (6)	79,078	—	3.93%	3.93%	(6)	01/31/2026
Crown Pointe Mortgage Loan (4)(7)	53,072	51,171	One-Month LIBOR + 2.60%	2.74%	Interest Only	02/13/2021 (7)
City Tower Mortgage Loan (4)	94,167	89,000	One-Month LIBOR + 1.55%	1.69%	Interest Only	03/05/2021 (8)
The Marq Mortgage Loan	62,257	53,408	One-Month LIBOR + 1.55%	1.69%	Interest Only	06/06/2021
Eight & Nine Corporate Centre Mortgage Loan	47,066	43,880	One-Month LIBOR + 1.60%	1.74%	Interest Only	06/08/2021
Georgia 400 Center Mortgage Loan	59,690	59,690	One-Month LIBOR + 1.55%	1.69%	Interest Only	05/22/2023
PORT Mortgage Loan 1	51,362	51,362	4.74%	4.74%	Interest Only	10/01/2025
PORT Mortgage Loan 2	10,523	10,523	4.72%	4.72%	Interest Only	03/01/2026
PORT Mortgage Loan 3	12,000	—	6.50%	6.50%	Interest Only	03/31/2021
Battery Point Trust Mortgage Loan	38,608	—	One-Month LIBOR + 2.50% (5)	3.50%	Interest Only	03/20/2022
Springmaid Beach Resort Mortgage Loan (9)	57,015	—	One-month LIBOR + 2.25% (9)	5.75%	Principal & Interest	08/10/2022
Q&C Hotel Mortgage Loan	25,000	—	One-month LIBOR + 2.50% (10)	4.50%	Principal & Interest (9)	12/23/2022
Lincoln Court Mortgage Loan (4)	34,416	—	One-month LIBOR + 1.75%	1.89%	Principal & Interest	06/01/2021
Lofts at NoHo Commons Mortgage Loan (11)	74,536	—	One-month LIBOR + 2.18% (11)	3.93%	Interest Only	09/09/2021
210 West 31st Street Mortgage Loan (4)	15,050	—	One-month LIBOR + 3.00%	3.14%	Interest Only	06/16/2021
Oakland City Center Mortgage Loan (12)	96,782	—	One-month LIBOR + 1.75%	1.89%	Principal & Interest	09/01/2022
Madison Square Mortgage Loan (13)	16,822	—	One-month LIBOR + 4.05% (13)	5.05%	Interest Only	10/09/2021
Total Notes and Bonds Payable principal outstanding	1,106,377	678,080
Net (Discount) / Premium on Notes and Bonds Payable (14)	(2,851)	783
Deferred financing costs, net	(4,458)	(5,200)
Total Notes and Bonds Payable, net	$1,099,068	$673,663
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of December 31, 2020. The interest rate is calculated as the actual interest rate in effect as of December 31, 2020 (consisting of the contractual interest rate and contractual floor rates), using interest rate indices at December 31, 2020, where applicable.
(2) Represents the initial maturity date or the maturity date as extended as of December 31, 2020; subject to certain conditions, the maturity dates of certain loans may be extended beyond the date shown.
(3) Represents the payment type required under the loan as of December 31, 2020. Certain future monthly payments due under this loan also include amortizing principal payments. For more information of the Company’s contractual obligations under its notes and bonds payable, see five-year maturity table below.
(4) The Company’s notes and bond’s payable are generally non-recourse. These mortgage loans have guarantees over certain balances whereby the Company would be required to make guaranteed payments in the event that the Company turned the property over to the lender. The guarantees are typically 25% of the outstanding loan balance. As of December 31, 2020, the guaranteed amount in the aggregate was $67.9 million.
(5) These mortgage loans have a LIBOR floor of 1%.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2020
(6) See “Israeli Bond Financing” below.
(7) Subsequent to December 31, 2020, the Company extended the maturity of the Crown Pointe Mortgage Loan to February 13, 2022.
(8) Subsequent to December 31, 2020, the Company initiated but has not completed the extension of City Tower Mortgage Loan to March 5, 2022.
(9) As of December 31, 2020, $57.8 million had been disbursed to the Company and up to $9.6 million was available for future disbursements, subject to certain terms and conditions contained in the loan documents. The interest rate is variable at the higher of one-month LIBOR + 2.25% or 5.75%.
(10) The interest rate is variable at the higher of one-month LIBOR + 2.5% or 4.5%. Principal payments will commence on January 1, 2022.
(11) As of December 31, 2020 $74.5 million had been disbursed to the Company and up to $1.4 million is available for future disbursements to be used for tenant improvements and leasing commissions, subject to certain terms and conditions contained in the loan documents. The LIBOR rate is variable at the higher of one-month LIBOR or 1.75%.
(12) As of December 31, 2020, $97.1 million had been disbursed to the Company and up to $6.3 million is available for future disbursements to be used for tenant improvements and leasing commissions, subject to certain terms and conditions contained in the loan documents. Beginning October 1, 2020, monthly payments included principal and interest with principal payments of $110,000 or, in the event the Company repays any principal of the loan amount, with principal payments calculated using an amortization schedule of 30 years and an annual interest rate of 6.0%, subject to certain terms and conditions contained in the loan documents.
(13) As of December 31, 2020, $23.8 million had been disbursed to the Company and up to $8.8 million is available for future disbursements to be used for tenant improvements and leasing expenses, subject to certain terms and conditions contained in the loan documents. The Madison Square Mortgage Loan bears interest at a floating rate of 405 basis points over one-month LIBOR, but at no point shall the interest rate be less than 5.05%.
(14) Represents the unamortized premium/discount on notes and bonds payable due to the above- and below-market interest rates when the debt was assumed. The discount/premium is amortized over the remaining life of the notes and bonds payable.
During the years ended December 31, 2020, 2019 and 2018, the Company incurred $29.1 million, $28.8 million and $31.1 million of interest expense, respectively. Included in interest expense for the years ended December 31, 2020, 2019 and 2018, was $3.3 million, $3.6 million and $3.6 million of amortization of deferred financing costs, respectively and $0.6 million, $0.1 million and $0.1 million of amortization of the debt discount / premium for the years ended December 31, 2020, 2019 and 2018, respectively. Additionally, during the years ended December 31, 2020, 2019 and 2018, the Company capitalized $2.9 million, $2.7 million and $2.6 million of interest, respectively, to its investments in undeveloped land.
As of December 31, 2020 and 2019, the Company’s interest payable was $6.2 million and $4.8 million, respectively.
The following is a schedule of maturities, including principal amortization payments, for all notes and bonds payable outstanding as of December 31, 2020 (in thousands):

2021	$538,050
2022	301,864
2023	120,344
2024	26,629
2025	78,011
Thereafter	41,479
$1,106,377

As of March 26, 2020, the Company had a total of $614.2 million of debt obligations scheduled to mature over the next 12 months. The Company have extension options with respect to $383.3 million of the debt obligations outstanding that are scheduled to mature over the next 12 months; however, the Company cannot exercise these options if not then in compliance with certain financial covenants in the loans without making a cash payment and there is no assurance that we will be able to meet these requirements. All of the Company’s debt obligations are generally non-recourse, subject to certain limited guaranty payments, as outlined in the table above, except for the Company’s Series A Debentures and Series B Debentures. The Company plans to utilize available extension options or refinance the notes payable. The Company may also choose to market the properties for sale or may negotiate a turnover of the secured properties back to the related mortgage lender.
The Company’s notes and bonds payable contain various financial debt covenants, including minimum equity requirements and liquidity ratios. As of December 31, 2020, the Company was in compliance with all of these debt covenants.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2020
Israeli Bond Financings
On March 2, 2016, Pacific Oak Strategic Opportunity BVI, a wholly owned subsidiary of the Company, filed a final prospectus with the Israel Securities Authority for a proposed offering of up to 1,000,000,000 Israeli new Shekels of Series A Debentures at an annual interest rate not to exceed 4.25%. On March 1, 2016, Pacific Oak Strategic Opportunity BVI commenced the institutional tender of the Series A Debentures and accepted application for 842.5 million Israeli new Shekels. On March 7, 2016, Pacific Oak Strategic Opportunity BVI commenced the public tender of the Series A Debentures and accepted 127.7 million Israeli new Shekels. In the aggregate, Pacific Oak Strategic Opportunity BVI accepted 970.2 million Israeli new Shekels (approximately $249.2 million as of March 8, 2016) in both the institutional and public tenders at an annual interest rate of 4.25%.  Pacific Oak Strategic Opportunity BVI issued the Series A Debentures on March 8, 2016. The terms of the Series A Debentures require five equal annual installment principal payments on March 1st of each year from 2019 to 2023. On March 1, 2019, the Company paid the first principal installment payment of 194.0 million Israeli new Shekels (approximately $53.6 million as of March 1, 2019).
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
The deeds of trust that govern the terms of the Series A Debentures and Series B Debentures contain various financial covenants. As of December 31, 2020, the Company was in compliance with all of these financial debt covenants.

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
The following table summarizes the notional amount and other information related to the Company’s foreign currency collar and foreign currency option as of December 31, 2019. On July 29, 2020, the Company terminated the foreign currency collars and as a result received $14.1 million and no collar was outstanding as of December 31, 2020. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (currency in thousands):

	December 31, 2020		December 31, 2019			Strike Price	Trade Date	Maturity Date
Derivative Instruments	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
Derivative instruments not designated as hedging instruments
Foreign currency collar	—	—	1	776,182	ILS	3.38 - 3.4991 ILS - USD	08/20/2018	02/28/2019

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

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2020
As of December 31, 2020, the Company had entered into seven interest rate caps, which were not designated as hedging instruments. The following table summarizes the notional amounts and other information related to the Company’s derivative instruments as of December 31, 2020. The notional amount is an indication of the extent of the Company’s involvement in the instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

Derivative Instrument	Effective Date	Maturity Date	Notional Value	Reference Rate
Interest rate cap	02/21/2017	02/16/2021	$46,875	One-month LIBOR at 3.00%
Interest rate cap	04/02/2018	03/05/2021	$77,513	One-month LIBOR at 3.50%
Interest rate cap	07/25/2019	08/10/2021	$65,325	One-month LIBOR at 4.00%
Interest rate cap	07/25/2019	08/10/2021	$1,675	One-month LIBOR at 4.00%
Interest rate cap	08/30/2019	09/15/2021	$75,950	One-month LIBOR at 3.50%
Interest rate cap	10/15/2020	10/15/2021	$26,200	One-month LIBOR at 3.00%
Interest rate cap	06/21/2019	05/22/2023	$51,252	One-month LIBOR at 4.00%
The following table sets forth the fair value of the Company’s derivative instruments as well as their classification on the consolidated balance sheets as of December 31, 2020 and 2019 (dollars in thousands):

		December 31, 2020		December 31, 2019
Derivative Instruments	Balance Sheet Location	Number of Instruments	Fair Value	Number of Instruments	Fair Value
Derivative instruments not designated as hedging instruments
Interest rate caps	Prepaid expenses and other assets	7	$1	3	$12
Foreign currency collar	Other liabilities	—	$—	1	$(179)

The change in fair value of foreign currency options and collars that are not designated as cash flow hedges are recorded as foreign currency transaction gains or losses in the accompanying consolidated statements of operations. During the year ended December 31, 2020, the Company recognized a $14.3 million gain related to the foreign currency option and collars, which is shown net against $17.2 million of foreign currency transaction loss in the accompanying consolidated statements of operations as foreign currency transaction loss, net. During the year ended December 31, 2019, the Company recognized a $4.2 million gain related to the foreign currency option and collars, which is shown net against $16.7 million of foreign currency transaction loss in the accompanying consolidated statements of operations as foreign currency transaction loss, net. During the year ended December 31, 2018, the Company recognized a $8.7 million gain related to the foreign currency option and collars, which is shown net against $18.8 million of foreign currency transaction loss in the accompanying consolidated statements of operations as foreign currency transaction loss, net.
During the years ended December 31, 2020, 2019 and 2018 the Company recorded an unrealized loss of $27,000, $0.1 million and $0.1 million on interest rate caps, which was included in interest expense on the accompanying consolidated statements of operations.

9.     FAIR VALUE DISCLOSURES
The following were the face values, carrying amounts and fair values of the Company’s financial instruments as of December 31, 2020 and 2019, which carrying amounts do not approximate the fair values (in thousands):

	December 31, 2020			December 31, 2019
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial liabilities (Level 3):
Notes and bond payable	$846,101	$842,112	$846,608	$453,334	$451,743	$455,849
Financial liabilities (Level 1):
Pacific Oak Strategic Opportunity (BVI) Holdings, Ltd. Series A Debentures	$181,198	$179,786	$178,450	$224,746	$221,920	$229,877
Pacific Oak Strategic Opportunity (BVI) Holdings, Ltd. Series B Debentures	$79,078	$77,170	$69,433	$—	$—	$—

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2020
Disclosure of the fair value of financial instruments is based on pertinent information available to the Company as of the period end and requires a significant amount of judgment. This has made the estimation of fair values difficult and, therefore, both the actual results and the Company’s estimate of value at a future date could be materially different.
As of December 31, 2020, the Company measured the following assets at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Real estate equity securities	$97,903	$97,903	$—	$—
Asset derivative - interest rate caps	$1	$—	$1	$—
As of December 31, 2019, the Company measured the following assets at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Real estate equity securities	$81,439	$81,439	$—	$—
Asset derivative - interest rate caps	$12	$—	$12	$—
Liability derivative - foreign currency collar	$(179)	$—	$(179)	$—

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
In addition, along with Charles J. Schreiber, Jr., Keith D. Hall and Peter McMillan III control and indirectly own KBS Holdings LLC (“KBS Holdings”), the Company’s sponsor prior to November 1, 2019. KBS Holdings is the sole owner of KBS Capital Advisors, LLC (“KBS Capital Advisors”), the Company’s advisor prior to November 1, 2019, and KBS Capital Markets Group LLC, the entity that acted as the dealer manager of the Company’s now-terminated primary initial public offering.
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

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2020
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the years ended December 31, 2020, 2019 and 2018, respectively, and any related amounts payable as of December 31, 2020 and December 31, 2019 (in thousands):

	Incurred			Payable as of December 31,
	2020	2019	2018	2020	2019
Expensed
Asset management fees	$9,982	$8,158	$8,525	$2,837	$1,498
Property management fees (1)	229	—	—	—	—
Acquisition fees on business combination (2)	—	1,185	—	—	—
Reimbursable operating expenses (3)	148	236	410	—	—
Disposition fees (4)	—	1,570	2,494	—	—
KBS Capital Advisors Termination Fee (5)	—	32,640	—	(4)	(4)
Change in subordinated performance fee due upon termination to affiliate (6)	(1,720)	—	—	(5)	(5)
Capitalized
Acquisition fees on real estate (2)	171	897	3,094	—	—
Acquisition fees on real estate equity securities	143	—	239	5	—
Acquisition fee on investment in unconsolidated entities	—	207	—	—	137
	$8,953	$44,893	$14,762	$2,842	$1,635
_____________________
(1) Property management fees are for single-family homes under Battery Point and paid to DayMark. These fees are included in the line item “Operating, maintenance, and management cost” in the consolidated statement of operations.
(2) Acquisition fees associated with asset acquisitions are capitalized, while costs associated with business combinations expensed as incurred.
(3) The relevant advisor may seek reimbursement for certain employee costs under the relevant advisory agreement. The Company has reimbursed the relevant advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $220,000 and $305,000 for the years ended December 31, 2019 and 2018, respectively, and were the only employee costs reimbursed under the relevant advisory agreement during these periods. There were no employee cost reimbursements during the year ended December 31, 2020. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the relevant advisor for certain of the Company’s direct costs incurred from third parties that were initially paid by the relevant advisor on behalf of the Company.
(4) Disposition fees with respect to real estate sold are included in the gain on sale of real estate in the accompanying consolidated statements of operations. Disposition fees with respect to the assignment of the Company's real estate loan receivable are included in general and administrative expenses in the accompanying consolidated statements of operations.
(5) Fee payable to KBS Capital Advisors due to the termination of the former advisory agreement with KBS Capital Advisors. See “Subordinated Performance Fee Due Upon Termination”, below, for more details.
(6) Change in estimate of fees payable to KBS Capital Advisors due to the termination of the former advisory agreement with KBS Capital Advisors. See “Subordinated Performance Fee Due Upon Termination to KBS Capital Advisors”, below, for more details.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2020
Subordinated Performance Fee Due Upon Termination
The Company and KBS Capital Advisors agreed to terminate their advisory agreement effective October 31, 2019. In connection with that agreement, the Company agreed to pay KBS Capital Advisors a subordinated performance fee due upon termination in the form of restricted shares of the Company’s common stock (“Restricted Shares”), to be paid to KBS Capital Advisors upon the filing of its Annual Report on Form 10-K for the year ended December 31, 2019. The number of restricted shares awarded was 3,411,737 shares. This termination payout value to KBS Capital Advisors (the “KBS Termination Fee Value”) was determined based on the Company’s performance from inception through September 30, 2018. In other words, it was based on the Company’s participation fee potential liability to KBS Capital Advisors calculated with respect to the November 12, 2018 estimated value per share. As a result, when the Company hired the Advisor as the Company’s new advisor on November 1, 2019, the Company agreed to a participation fee that was based on the Company’s performance from September 30, 2018. The Restricted Shares vest on November 1, 2021. Within 60 days from vesting of the Restricted Shares, the Company will redeem 50% of the Restricted Shares, with the amount of the cash payment per share determined based on the then most recent net asset value of the shares (which shall not be more than six months old). The remaining vested Restricted Shares (the “Remaining Shares”) shall not be eligible for redemption under the Company’s share redemption program unless the Company has satisfied all outstanding redemption requests from other stockholders, provided that (a) this restriction may be waived in certain situations, such as upon a change of control of the Company and (b) notwithstanding the foregoing, within 60 days after November 1, 2024, the Company shall be required to redeem any Remaining Shares, separate and outside of any general stockholder share redemption program, at the then most recent net asset value per share (which shall not be more than six months old), provided that such outstanding shares are owned or controlled by Charles J. Schreiber, Jr. or the estate of Peter M. Bren, and provided further that pursuant to this clause (b) the Company will only be required to redeem that number Remaining Shares which, when added to any previously redeemed Remaining Shares owned or controlled by Charles J. Schreiber, Jr. or the estate of Peter M. Bren, does not exceed two-thirds of the total number of Remaining Shares. The Company also agreed with KBS Capital Advisors and Pacific Oak Capital Advisors that with respect to any fiscal quarter that any matter related to the award of Restricted Shares results in a company expense that falls within the definition of Total Operating Expenses (as defined in the Company’s charter), if Total Operating Expenses for the four consecutive fiscal quarters then ended exceed the 2%/25% Guidelines (as defined in the Company’s charter), then the Company’s conflicts committee will determine an Excess Amount (as defined in the Company’s charter) is justified, based on unusual and non-recurring factors that it deems sufficient, in an amount sufficient (a) to allow the portion of Total Operating Expenses for the four consecutive fiscal quarters then ended comprised of the Restricted Shares expenses to be paid or incurred by the Company without reimbursement by the Advisor (as defined in the Company’s charter) and (b) to allow any other portion of Total Operating Expenses for the four consecutive fiscal quarters then ended to be paid or incurred by the company without reimbursement by the Advisor, to the extent such portion alone (i.e., that portion of Total Operating Expenses exclusive of the Restricted Shares expenses) would not have exceeded the 2%/25% Guidelines.
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
December 31, 2020
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
Subordinated Performance Fee Due Upon Termination
In accordance with the new advisory agreement with the Advisor, if the advisory agreement is terminated or not renewed, other than for cause, the Company’s advisor is entitled to receive a participation fee equal to (A) 15.0% of the Company’s net cash flows, whether from continuing operations, net sale proceeds or otherwise, after the Company’s stockholders have received, together as a collective group, aggregate distributions (including distributions that may constitute a return of capital for federal income tax purposes) sufficient to provide (i) a return of their net invested capital, or the amount calculated by multiplying the total number of shares purchased by stockholders by the issue price, reduced by any amounts to repurchase shares pursuant to the Company’s share redemption program, and (ii) a 7.0% per year cumulative, noncompounded return on such net invested capital from the Company’s inception, less (B) the KBS Termination Fee Payout. Net sales proceeds means the net cash proceeds realized by the Company after deduction of all expenses incurred in connection with a sale, including disposition fees paid to the Company’s advisor. The 7.0% per year cumulative, noncompounded return on net invested capital from the Company’s inception is calculated on a daily basis. In making this calculation, the net invested capital is reduced to the extent distributions in excess of a cumulative, noncompounded, annual return of 7.0% are paid (from whatever source), except to the extent such distributions would be required to supplement prior distributions paid in order to achieve a cumulative, noncompounded, annual return of 7.0% (invested capital is only reduced as described in this sentence; it is not reduced simply because a distribution constitutes a return of capital for federal income tax purposes). The 7.0% per year cumulative, noncompounded return is not based on the return provided to any individual stockholder. Accordingly, it is not necessary for each of the Company’s stockholders to have received any minimum return in order for the Company’s advisor to participate in the Company’s net cash flows. In fact, if the Company’s advisor is entitled to participate in the Company’s net cash flows, the returns of the Company’s stockholders will differ, and some may be less than a 7.0% per year cumulative, noncompounded return. This fee is payable only if the Company is not listed on an exchange.
Singapore Transactions
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
On November 1, 2019, the Company sold an office property consisting of two buildings containing a total of 445,317 rentable square feet in Irving, Texas (“125 John Carpenter”) to the SREIT. The sale price, net of closing credits, of 125 John Carpenter was $99.8 million, before third-party closing costs of approximately $0.2 million and excluding any disposition fees payable to the Advisor. Prior to the sale of 125 John Carpenter, the Company owned 56,979,352 common units of the SREIT, representing a 6.89% ownership interest. On October 29, 2019, the Company purchased 7,186,000 common units of the SREIT for $5.2 million in connection with a private placement to institutional and other investors, maintaining its 6.89% ownership interest.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2020
The interests of Messrs. Hall and McMillan in the SREIT are described below. Messrs. Hall and McMillan collectively own two-thirds of KBS Pacific Advisors, LLC, which owns 50% of the Manager. The other 50% ownership stake in the Manager was acquired by Keppel Capital Holding Pte. Ltd. for $27.5 million, which amount was distributed in its entirety to KBS Pacific Advisors, LLC. The Manager will receive the following fees from the SREIT:
•Management Fee – The Manager’s management fee comprises a base fee and a performance fee, which make up a substantial portion of the Manager’s total remuneration for the provision of on-going management services to the SREIT. The base fee equals 10% per year of the SREIT “annual distributable income,” which is calculated before accounting for the base fee and the performance fee. The performance fee is generally equal to 25% of the growth in the SREIT’s distributions per unit of common equity from one year to the next (calculated after accounting for the base fee but before accounting for the performance fee). For the year ended December 31, 2020, the SREIT incurred $5.9 million related to the management fee.
•Acquisition Fee and Divestment Fee – The Manager will also receive an acquisition fee and a divestment fee from the SREIT. The acquisition fee will generally equal 1% of purchase price of the assets acquired by the SREIT and the divestment fee will generally equal 0.5% of the sale price of the assets disposed of by the SREIT. There were no acquisition or divestment fees for the year ended December 31, 2020.
Battery Point Restructuring
On October 28, 2016, the Company, through an indirect wholly owned subsidiary, agreed to invest up to $25,000,000 in Battery Point LLC through the purchase of Series B Preferred Units. On May 12, 2017, the Company and Battery Point LLC agreed to limit the Company’s investment to $17,500,000 worth of Series B Preferred Units. The Company invested the full $17,500,000 in stages. During 2018, $4,500,000 was repaid to the Company. On June 29, 2018, Battery Point LLC was converted into Battery Point and the Company’s Series B Preferred Units were converted into shares of Battery Point Series B Preferred Stock. The Battery Point Series B Preferred Stock was entitled to the same rights and protections as were the Series B Preferred Units. The Battery Point Series B Preferred Stock paid a quarterly dividend of 12% and had an outside maturity date of October 28, 2019.
On March 20, 2019, the Company, through an indirect wholly owned subsidiary, entered into a redemption agreement for the Battery Point Series B Preferred Stock. The redemption agreement resulted in the redemption of 13,000 shares of Series B Preferred Stock with a per share price of $1,000. The Company received $8.6 million, of which $0.9 million relates to accrued interest and an exit fee. In addition, the Company received 210,000 shares of Battery Point Series A-3 Preferred Stock with a per share price of $25.
On March 20, 2019, Pacific Oak BP, a wholly owned subsidiary of the Advisor, acquired all the common equity interests in Battery Point Holdings. Battery Point Holdings owns (a) the common stock in Battery Point, (b) all the service entities that provide advisory, servicing and property management services to Battery Point Holdings generally named “DayMark”, and (c) 40% of additional DayMark entities that purchase, renovate, lease and sell single-family residential homes to Battery Point. As owner of Battery Point Holdings, the Advisor is responsible for funding the ongoing operations of Battery Point Holdings and its subsidiaries. The affiliated DayMark service entities are paid annual asset management fees equal to 1.5% of the gross asset value of Battery Point, annual property management fees equal to 8% of tenants’ rents received by Battery Point, and acquisition fees of 1% of the gross purchase price of properties acquired. The affiliated DayMark service entities also receive fees from tenants upon execution of leases and a 1% commission from sellers of properties into the program, if it acts as the broker for the seller. During the year ended December 31, 2019, the Company purchased additional 430,000 shares of Battery Point Series A-3 Preferred Stock for an aggregate amount of $10.8 million. As of December 31, 2019, the Company had 640,000 shares of Battery Point Series A-3 Preferred Stock.
On July 1, 2020, the Company acquired, through its subsidiaries, Battery Point. The Company acquired Battery Point by acquiring all the 1,000,000 outstanding shares of Battery Point common stock from Battery Point Holdings, a wholly owned subsidiary of the Advisor. In exchange, Battery Point Holdings received 510,816 common equity units in PORT OP, approximately 4.5% of the outstanding common equity units as of July 1, 2020. The value of the interests exchanged was estimated by the participants at approximately $3.0 million. As a result of the Battery Point acquisition, the Company’s 640,000 shares of Battery Point Series A-3 Preferred Stock were eliminated in consolidation.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2020
Prior to the acquisition date, the Company accounted for its investment in the Battery Point A-3 Preferred Stock as an equity investment without a readily determinable value. The acquisition-date carrying value of the previous equity interest was $14.0 million and is included in the measurement of the consideration transferred. The Company recognized a gain of $2.0 million as a result of remeasuring its prior equity interest in the Battery Point A-3 Preferred Stock held before the acquisition. The gain is included in the line item “Gain from remeasurement of prior equity interest” in the consolidated statement of operations.
On July 29, 2020, the Company, through a wholly owned subsidiary of PORT OP, acquired a single-family home portfolio consisting of 12 homes in Alabama, Arkansas, and Illinois. The portfolio was purchased from DayMark and the purchase price was $1.0 million, which includes $10,000 of capitalized acquisition costs. The Company recorded this acquisition as an asset acquisition and recorded $0.2 million to land and $0.8 million to building and improvements.
Pacific Oak Opportunity Zone Fund I
During the year ended December 31, 2019, the Company acquired 91 Class A Units for $20.6 million in the Pacific Oak Opportunity Zone Fund I, LLC (“Pacific Oak Opportunity Zone Fund I”) and POSOR II (which was acquired by the Company pursuant to the Merger) acquired 13 Class A Units in Pacific Oak Opportunity Zone Fund I for $2.9 million, which are included in investments in unconsolidated entities on the consolidated balance sheets. When the Company acquired the additional 13 Class A Units through the Merger with POSOR II, it was recorded at its fair value of $3.0 million. Additionally, the Company acquired 7 Class A Units for $1.5 million during the year ended December 31, 2020. Pacific Oak Opportunity Zone Fund I is sponsored by Pacific Oak Holding. The Advisor is entitled to certain fees in connection with the fund. Pacific Oak Opportunity Zone Fund I will pay an acquisition fee equal to 1.5% of the purchase price of each asset (including any debt incurred or assumed and significant capital improvement costs budgeted as of the date of acquisition) with a purchase price less than or equal to $25.0 million plus 1.0% of the purchase price in excess of $25.0 million; a quarterly asset management fee equal to 0.25% of the total purchase price of all assets (including any debt incurred or assumed and significant capital improvement costs budgeted as of the date of acquisition) as of the end of the applicable quarter; and a financing fee equal to 0.5% of the original principal amount of any indebtedness they incur (reduced by any financing fee previously paid with respect to indebtedness being refinanced). In the case of investments made through joint ventures, the fees above will be determined based on the Company’s proportionate share of the investment. The Advisor is also entitled to certain distributions paid by the Pacific Oak Opportunity Zone Fund I after the Class A Members have received their preferred return. These fees and distributions have been waived for the Company’s $22.1 million investment and POSOR II’s $2.9 million investment. In addition, side letter agreements between the Advisor and Pacific Oak Opportunity Zone Fund I were executed on February 28, 2020 and stipulate that any asset management fees allocable to the Company or POSOR II and waived by Pacific Oak Capital Advisors for Pacific Oak Opportunity Zone Fund I will distributed to the Company and POSOR II, respectively. During the 12 months ended December 31, 2020, the Company recorded $0.6 million of waived asset management fees recorded as equity in income of unconsolidated entities, of which $0.1 million was a receivable as of December 31, 2020.
PORT II
During the year ended December 31, 2020, the Company has contributed $5.0 million in PORT II OP, LLC (“PORT II OP”) a wholly owned subsidiary of Pacific Oak Residential Trust II, Inc. ("PORT II"). On August 31, 2020, PORT II entered into an advisory agreement (as subsequently amended and restated on October 9, 2020, “PORT II Advisory Agreement”) with Pacific Oak Residential Advisors, LLC (“PORA”), an affiliate of the Advisor. Pursuant to the PORT II Advisory Agreement, PORT II has engaged PORA to act as its external advisor with respect to PORT II’s operations and assets. Because the Company has separately engaged the Advisor to manage its operations and assets, including its interests in PORT II, on November 12, 2020, the Company and the Advisor agreed to amend their advisory agreement to provide that PORT II’s operations and assets will be managed by PORA and not by the Advisor. In addition, the amendment provides that the Advisor will rebate or offset its fees under its advisory agreement with the Company to the extent of the Company’s indirect economic interest in fees paid by PORT II to PORA (which will be based on the Company’s indirect ownership of PORT II OP, which is the operating partnership of PORT II and the entity ultimately responsible for PORT II’s administrative expenses).
On August 31, 2020, PORT II entered into a property management agreement with DMH Realty, LLC (“DMH”), an affiliate of the Advisor and PORA. Pursuant to the property management agreement, PORT II will pay to DMH a base fee equal to the following: (a) for all rent collections up to $50 million per year, 8%; (b) for all rent collections in excess of $50 million per year, but less than or equal to $75 million per year, 7%; and (c) for all rent collections in excess of $75 million per year, 6%. PORT II will also pay DMH market-based leasing fees that will depend on the type of tenant, shared fees equal to 100% of any application fees collected and 50% of any insufficient funds fees, late fees and certain other fees collected. DMH may also perform additional services at rates that would be payable to unrelated parties.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2020
PORT II is a newly-organized Maryland corporation formed and sponsored by the Advisor to acquire, own and operate single family homes as rental properties as well as to acquire and own other interests, including mortgages on or securities related to single family homes. The Company has contributed $5.0 million in capital to PORT II OP. The Company made its investment through PORT OP, of which the Company owns 96.1% of PORT II OP as of December 31, 2020.

11.     INVESTMENT IN UNCONSOLIDATED ENTITIES
As of December 31, 2020 and 2019, the Company’s investments in unconsolidated entities were composed of the following (dollars in thousands):

	Number of Properties at December 31, 2020			Investment Balance at
Joint Venture		Location	Ownership %	December 31, 2020	December 31, 2019
NIP Joint Venture	—	N/A	N/A	$—	$1,225
110 William Joint Venture	1	New York, New York	60.0%	—	—
353 Sacramento Joint Venture	1	San Francisco, California	55.0%	49,665	42,214
Battery Point Series A-3 Preferred Stock	N/A	N/A	N/A	—	13,991
Pacific Oak Opportunity Zone Fund I	3	Various	N/A	24,996	20,846
PORT II OP LP	7	Southaven, Mississippi	N/A	5,005	—
				$79,666	$78,276

Investment in National Industrial Portfolio Joint Venture
On May 18, 2012, the Company, through an indirect wholly owned subsidiary, entered into a joint venture (the “NIP Joint Venture”) with OCM NIP JV Holdings, L.P. and HC KBS NIP JV, LLC (“HC-KBS”). The NIP Joint Venture has invested in a portfolio of industrial properties. The Company made an initial capital contribution of $8.0 million which represented less than a 5.0% ownership interest in the NIP Joint Venture.
Prior to January 17, 2018, KBS Real Estate Investment Trust, Inc. (“KBS REIT I”), an affiliate of KBS Capital Advisors, was a member of HC-KBS and had a participation interest in certain future potential profits generated by the NIP Joint Venture. However, KBS REIT I did not have any equity interest in the NIP Joint Venture. On January 17, 2018, KBS REIT I assigned its participation interest in the NIP Joint Venture to one of the other joint venture partners in the NIP Joint Venture. None of the other joint venture partners are affiliated with the Company, KBS Capital Advisors or the Advisor.
During the year ended December 31, 2020, the Company received a $1.3 million distribution related to its investment in the NIP Joint Venture and the Company recognized $0.1 million as income distribution and $1.2 million as a return of capital from the NIP Joint Venture. During the year ended December 31, 2019, the Company received a distribution of $0.3 million related to its investment in the NIP Joint Venture, which is reflected as a return of capital from the NIP Joint Venture. During the year ended December 31, 2018, the Company received a distribution of $2.6 million related to its investment in the NIP Joint Venture. The Company recognized $0.4 million of income distributions and $2.2 million of return of capital from the NIP Joint Venture.
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

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2020
As of December 31, 2020 and December 31, 2019, the book value of the Company’s investment in the 110 William Joint Venture was $0. During the year ended December 31, 2019, the 110 William Joint Venture made a $7.8 million distribution to the Company and a $5.2 million distribution to the 110 William JV Partner funded with proceeds from the 110 William refinancing (discussed below). The distribution exceeded the book value of the Company’s investment in the 110 William Joint Venture, and the Company recorded the $7.8 million distribution as a gain included in equity in income of unconsolidated joint ventures during the year ended December 31, 2019. This gain was recorded because the Company determined that the distribution is not refundable and it does not have an implicit or explicit commitment to fund the 110 William Joint Venture. The Company suspended the equity method of accounting and will not record the Company's share of losses and will not record the Company's share of any subsequent income for the 110 William Joint Venture until the Company’s share of net income exceeds the gain recorded and the Company’s share of the net losses not recognized during the period the equity method was suspended. During the year ended December 31, 2020 and December 31, 2018, the Company did not receive any distributions related to its investment in the 110 William Joint Venture.
Summarized financial information for the 110 William Joint Venture follows (in thousands):

	December 31, 2020	December 31, 2019
Assets:
Real estate assets, net of accumulated depreciation and amortization	$246,166	$242,430
Other assets	44,004	35,747
Total assets	$290,170	$278,177
Liabilities and equity:
Notes payable, net	$316,421	$292,221
Other liabilities	5,532	10,664
Partners’ deficit	(31,783)	(24,708)
Total liabilities and equity	$290,170	$278,177

	For the Years Ended December 31,
	2020	2019	2018
Revenues	$36,570	$34,186	$38,539
Expenses:
Operating, maintenance, and management	8,095	9,213	9,844
Real estate taxes and insurance	7,515	7,064	6,718
Depreciation and amortization	11,849	11,166	15,596
Interest expense	16,252	16,742	17,815
Total expenses	43,711	44,185	49,973
Total other income	66	137	112
Net loss	$(7,075)	$(9,862)	$(11,322)
Company’s share of net loss (1)	$(4,245)	$5,917	$(6,835)
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
December 31, 2020
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
During the year ended December 31, 2019, the Company did not receive any distributions related to its investment in the 353 Sacramento Joint venture. During the years ended December 31, 2020 and 2018, the Company made contributions of $5.5 million and $1.3 million, respectively, to the 353 Sacramento Joint Venture.
Summarized financial information for the 353 Sacramento Joint Venture follows (in thousands):

	December 31, 2020	December 31, 2019
Assets:
Real estate assets, net of accumulated depreciation and amortization	$182,318	$180,592
Other assets	19,810	21,822
Total assets	$202,128	$202,414
Liabilities and equity:
Notes payable, net	$109,783	$115,280
Other liabilities	7,639	11,193
Partners’ capital	84,706	75,941
Total liabilities and equity	$202,128	$202,414

	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018
Revenues	$20,939	$17,015	$11,397
Expenses:
Operating, maintenance, and management	3,388	3,785	3,654
Real estate taxes and insurance	2,986	2,822	2,372
Depreciation and amortization	7,007	6,485	5,680
Interest expense	4,293	5,734	5,374
Total expenses	17,674	18,826	17,080
Net income (loss)	$3,265	$(1,811)	$(5,683)
Company’s equity in income (loss) of unconsolidated joint venture	$1,946	$(854)	$(2,995)

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2020
Battery Point Restructuring
On October 28, 2016, the Company, through an indirect wholly owned subsidiary, agreed to invest up to $25,000,000 in Battery Point LLC through the purchase of Series B Preferred Units. On May 12, 2017, the Company and Battery Point LLC agreed to limit the Company’s investment to $17,500,000 worth of Series B Preferred Units. The Company invested the full $17,500,000 in stages. During 2018, $4,500,000 was repaid to the Company. On June 29, 2018, Battery Point LLC was converted into Battery Point and the Company’s Series B Preferred Units were converted into Series B Preferred Stock. The Series B Preferred Stock was entitled to the same rights and protections as were the Series B Preferred Units. The Series B Preferred Stock paid a quarterly dividend of 12% and had an outside maturity date of October 28, 2019.
On March 20, 2019, the Company, through an indirect wholly owned subsidiary, entered into a redemption agreement for the Battery Point Series B Preferred Stock. The redemption agreement resulted in the redemption of 13,000 shares of Series B Preferred Stock with a per share price of $1,000. The Company received $8.6 million, of which $0.9 million relates to accrued interest and an exit fee. In addition, the Company received 210,000 shares of Battery Point Series A-3 Preferred Stock with a per share price of $25.
On March 20, 2019, Pacific Oak BP, a wholly owned subsidiary of the Advisor, a real estate asset management company formed in 2019, and its family of companies (collectively, “Pacific Oak”), acquired all the common equity interests in Battery Point Holdings. Battery Point Holdings owns (a) the common stock in Battery Point, (b) all the service entities that provide advisory, servicing and property management services to Battery Point Holdings generally named “DayMark”, and (c) 40% of additional DayMark entities that purchase, renovate, lease and sell single-family residential homes to Battery Point. As owner of Battery Point Holdings, the Advisor is responsible for funding the ongoing operations of Battery Point Holdings and its subsidiaries. The affiliated DayMark service entities are paid annual asset management fees equal to 1.5% of the gross asset value of Battery Point, annual property management fees equal to 8% of tenants’ rents received by Battery Point, and acquisition fees of 1% of the gross purchase price of properties acquired. The affiliated DayMark service entities also receive fees from tenants upon execution of leases and a 1% commission from sellers of properties into the program, if it acts as the broker for the seller. During the year ended December 31, 2019, the Company purchased additional 430,000 shares of Battery Point Series A-3 Preferred Stock for an aggregate amount of $10.8 million.
On July 1, 2020, the Company acquired, through its subsidiaries, Battery Point. The Company acquired Battery Point by acquiring all the 1,000,000 outstanding shares of Battery Point common stock from Battery Point Holdings. In exchange, Battery Point Holdings received 510,816 common equity units in PORT OP, approximately 4.5% of the outstanding common equity units as of July 1, 2020. The value of the interests exchanged was estimated by the participants at approximately $3.0 million. As a result of the Battery Point acquisition, the Company’s 640,000 shares of Battery Point Series A-3 Preferred Stock were eliminated in consolidation.
Prior to the acquisition date, the Company accounted for its investment in the Battery Point A-3 Preferred Stock as an equity investment without a readily determinable value. The acquisition-date carrying value of the previous equity interest was $14.0 million and is included in the measurement of the consideration transferred. The Company recognized a gain of $2.0 million as a result of remeasuring its prior equity interest in the Battery Point A-3 Preferred Stock held before the acquisition. The gain is included in the line item “Gain from remeasurement of prior equity interest” in the consolidated statement of operations.
Investment in Pacific Oak Opportunity Zone Fund I
During the year ended December 31, 2019, the Company acquired 91 Class A Units for $20.6 million in Pacific Oak Opportunity Zone Fund I. Additionally, with the POSOR II Merger, the Company acquired an additional 13 Class A Units with a fair value of $3.0 million and also acquired 7 Class A Units for $1.5 million during the year ended December 31, 2020. Pacific Oak Opportunity Zone Fund I is sponsored by Pacific Oak Holding. As of December 31, 2020, the book value of the Company’s investment in Pacific Oak Opportunity Zone Fund I was $25.0 million, which includes $0.2 million of acquisition fees. As of December 31, 2020, Pacific Oak Opportunity Zone Fund I consolidated three joint venture with real estate under development. As of December 31, 2020, the Company has concluded that Pacific Oak Opportunity Zone Fund I qualifies as a Variable Interest Entity (“VIE”) because there is insufficient equity at risk to finance the entity’s activities and the entity is structured with non-substantive voting rights. The Company concluded it is not the primary beneficiary of this VIE since it does not have the power to direct the activities that most significantly impact the entity’s economic performance and will account for its investment under the equity method of accounting.
The Company’s maximum exposure to loss as a result of its involvement with this VIE is limited to the carrying value of the investment in Pacific Oak Opportunity Zone Fund I which totaled $25.0 million as of December 31, 2020.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2020
PORT II
During the year ended December 31, 2020, the Company has contributed $5.0 million in PORT II OP, LLC (“PORT II OP), a wholly owned subsidiary of Pacific Oak Residential Trust II, Inc. ("PORT II"). On August 31, 2020, PORT II entered into an advisory agreement (as subsequently amended and restated on October 9, 2020, “PORT II Advisory Agreement”) with Pacific Oak Residential Advisors, LLC (“PORA”), an affiliate of the Advisor. Pursuant to the PORT II Advisory Agreement, PORT II has engaged PORA to act as its external advisor with respect to PORT II’s operations and assets. Because the Company has separately engaged the Advisor to manage its operations and assets, including its interests in PORT II, on November 12, 2020, the Company and the Advisor agreed to amend their advisory agreement to provide that PORT II’s operations and assets will be managed by PORA and not by the Advisor. In addition, the amendment provides that the Advisor will rebate or offset its fees under its advisory agreement with the Company to the extent of the Company’s indirect economic interest in fees paid by PORT II to PORA (which will be based on the Company’s indirect ownership of PORT II OP, which is the operating partnership of PORT II and the entity ultimately responsible for PORT II’s administrative expenses).
On August 31, 2020, PORT II entered into a property management agreement with DMH Realty, LLC (“DMH”), an affiliate of the Advisor and PORA. Pursuant to the property management agreement, PORT II will pay to DMH a base fee equal to the following: (a) for all rent collections up to $50 million per year, 8%; (b) for all rent collections in excess of $50 million per year, but less than or equal to $75 million per year, 7%; and (c) for all rent collections in excess of $75 million per year, 6%. PORT II will also pay DMH market-based leasing fees that will depend on the type of tenant, shared fees equal to 100% of any application fees collected and 50% of any insufficient funds fees, late fees and certain other fees collected. DMH may also perform additional services at rates that would be payable to unrelated parties.
PORT II is a newly-organized Maryland corporation formed and sponsored by the Advisor to acquire, own and operate single family homes as rental properties as well as to acquire and own other interests, including mortgages on or securities related to single family homes. The Company has contributed $5.0 million in capital to PORT II OP. The Company made its investment through PORT OP, of which the Company owns 96.1% of PORT II OP as of December 31, 2020.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2020
12.     SUPPLEMENTAL CASH FLOW AND SIGNIFICANT NONCASH TRANSACTION DISCLOSURES
Supplemental cash flow and significant noncash transaction disclosures were as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Supplemental Disclosure of Cash Flow Information:
Interest paid, net of capitalized interest of $2,923, $2,565 and $2,339 for the years ended December 31, 2020, 2019 and 2018, respectively	$23,765	$25,703	$27,029
Supplemental Disclosure of Significant Noncash Transactions:
Assets acquired in the POSOR II merger	635,825	—	—
Liabilities assumed in the POSOR II merger	359,375	—	—
Assets acquired in the Battery Point acquisition	56,572	—	—
Liabilities assumed in the Battery Point acquisition	37,548	—	—
Assets acquired in the PORT acquisition	—	121,316	—
Liabilities assumed in the PORT acquisition	—	64,682	—
Acquisition fees due to affiliates on investment in unconsolidated entities	—	137	—
Accrued improvements to real estate	2,733	5,302	3,363
Redeemable common stock payable	864	829	10,000
Restricted stock payable	15,506	16,320	—
Mezzanine equity in connection with subordinated performance fee due upon termination	—	10,880	—
Restricted stock (additional paid in capital) in connection with subordinated performance fee due upon termination	—	5,440	—
Mortgage loan assumed by buyer in connection with sale of real estate	—	23,663	—
Redemptions of Series B Preferred Stock in exchange for Series A-3 Preferred Units	—	2,992	—
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	—	829	1,418
Distributions paid to common stockholders through common stock issuances pursuant to the December 2017 special dividend	—	—	150,299
Distributions paid to common stockholders through common stock issuances pursuant to the November 2018 special dividend	—	—	127,911

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2020
13.    REPORTING SEGMENTS
The Company recognizes three reporting segments for the year ended December 31, 2020 and consists of strategic opportunistic properties, single-family homes and hotels. All corporate related costs are included in the strategic opportunistic properties segment to align with how financial information is presented to the chief operating decision maker. The Company recognized two reporting segments for the year ended December 31, 2019. The Company only recognized one reporting segment for the year ended December 31, 2018. The selected financial information for the reporting segments for the years ended December 31, 2020 and 2019 is as follows:

	Year Ended December 31, 2020
	Strategic Opportunistic Properties	Single-Family Homes	Hotels	Total
Total revenues	$93,252	$17,055	$3,718	$114,025
Total expenses	(122,621)	(19,332)	(6,204)	(148,157)
Total other (loss) income	(15,045)	(51)	415	(14,681)
Net loss	$(44,414)	$(2,328)	$(2,071)	$(48,813)

	Year Ended December 31, 2019
	Strategic Opportunistic Properties	Single-Family Homes	Hotels	Total
Total revenues	$91,351	$1,807	$—	$93,158
Total expenses	(130,448)	(2,374)	—	(132,822)
Total other income (loss)	28,944	(4,461)	—	24,483
Net loss	$(10,153)	$(5,028)	$—	$(15,181)
Total assets related to the three reporting segments as of December 31, 2020 and 2019 are as follows:

	December 31, 2020
	Strategic Opportunistic Properties	Single-Family Homes	Hotels	Total
Total assets	$1,404,509	$182,486	$144,670	$1,731,665
Goodwill	12,297	—	4,045	16,342

	December 31, 2019
	Strategic Opportunistic Properties	Single-Family Homes	Hotels	Total
Total assets	$921,917	$119,325	$—	$1,041,242

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2020
14.    PORT PREFERRED STOCK
The Company has authorized and issued preferred stock from a wholly owned subsidiary. The Company has elected to use the measurement method described under ASC 480-10-S99-3A, paragraph 15(b), resulting in the preferred stock being classified in mezzanine equity and measured based on the estimated future redemption value as of December 31, 2020 and 2019.
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
The following is a reconciliation of the Company’s noncontrolling cumulative convertible redeemable preferred stock for the years ended December 31, 2019 and 2020:

	Series A Preferred Stock		Series B Preferred Stock
	Shares	Amounts	Shares	Amounts
Issuance of preferred stock	15,000	$15,000	125	$125
Other offering costs	—	(91)	—	(26)
Balance, December 31, 2019	15,000	14,909	125	99
Dividends Available Upon Redemption	—	973	—	16
Dividends Paid	—	(748)	—	(16)
Balance, December 31, 2020	15,000	$15,134	125	$99

15.    SHARE-BASED COMPENSATION
Restricted Stock
On March 27, 2020, the Company issued 3,411,737 restricted shares to KBS Capital Advisors in connection with the subordinated performance fee due upon termination (the “Restricted Stock”). The Restricted Stock vests on November 1, 2021. These shares are subject to non-compete provisions, which are treated as clawback contingent features and will be accounted for if and when the Restricted Stock is required to be returned.
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

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2020
For the year ended December 31, 2019, the Company recorded the full expense related to the issuance of the Restricted Stock of $32.6 million, as subordinated performance fee due upon termination to affiliate on the accompanying statement of operations. The fair value of the Restricted Stock was estimated based on the Company’s NAV, adjusted for a lack of marketability discount. As of December 31, 2020 and 2019, the Company measured the Restricted Stock at its fair value of $8.56 per share and $9.57 per share, respectively. In addition, for the year ended December 31, 2020, the Company recorded a $1.1 million adjustment to redemption value of mezzanine equity restricted stock. The fair value of the redemption value was $9.68 per share.

16.    COMMITMENTS AND CONTINGENCIES
In connection with the POSOR II Merger, the Company acquired two hotels, Springmaid Beach Resort and Q&C Hotel. The operation for both hotels are externally managed by third-party hotel operators, in which the Company have contractual obligations under the management agreements.
Management Agreement
Springmaid Beach Resort
The consolidated joint venture entity through which the Company leases the operations for Springmaid Beach Resort has entered into a management agreement with Doubletree Management LLC, an independent third-party hotel operator (the “Operator”) pursuant to which the Operator will manage and operate the Springmaid Beach Resort. The hotel was branded a DoubleTree by Hilton in September 2016 (the “Brand Commencement Date”).
The management agreement expires on December 31 of the 20th full year following the Brand Commencement Date. Upon mutual agreement, the parties may extend the term of the agreement for two successive periods of five years each. If an event of default occurs and continues beyond any applicable notice and cure periods set forth in the management agreement, the non-defaulting party generally has, among other remedies, the option of terminating the management agreement upon written notice to the defaulting party with no termination fee payable to Doubletree. In addition, the Company has the right to terminate the management agreement without the payment of a termination fee if Doubletree fails to achieve certain criteria relating to the performance of the hotel for any two consecutive years following the Brand Commencement Date. Under certain circumstances following a casualty or condemnation event, either party may terminate the management agreement provided Doubletree receives a termination fee an amount equal to two years of the base fee.  The Company is permitted to terminate the management agreement upon a sale, lease or other transfer of the Springmaid Beach Resort any time so long as the buyer is approved for, and enters into a DoubleTree by Hilton franchise agreement for the balance of the agreement’s term. Finally, the Company is restricted in its ability to assign the management agreement upon a sale, lease or other transfer the Springmaid Beach Resort unless the transferee is approved by Doubletree to assume the management agreement.
Pursuant to the management agreement the Operator receives the following fees:
•a base fee, which is a percentage of total operating revenue that starts at 2.5% and increases to 2.75% in the second year following the Brand Commencement Date and further increases in the third year following the Brand Commencement Date and thereafter to 3.0%;
•a campground area management fee, which is 2% of any campground revenue;
•an incentive fee, which is 15% of operating cash flow (after deduction for capital renewals reserve and the joint venture owner’s priority, which is 12% of the joint venture owner’s total investment);
•an additional services fee in the amount reasonably determined by the Operator from time to time; and
•a brand services fee in the amount of 4% of total rooms revenue, and an other brand services fee in an amount determined by the Operator from time to time.
The management agreement contains specific standards for the operation and maintenance of the hotel, which allows the Operator to maintain uniformity in the system created by the Operator’s franchise. Such standards generally regulate the appearance of the hotel, quality and type of goods and services offered, signage and protection of trademarks. Compliance with the management agreement will require the Company to make significant expenditures for capital improvements.
During the year ended December 31, 2020, the Company incurred $0.1 million of fees related to the management agreement, which are included in hotel expenses on the accompanying consolidated statements of operations.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2020
Q&C Hotel
A wholly owned subsidiary of the joint venture through which the Company leases the operations of the Q&C Hotel (“Q&C Hotel Operations”) has entered into a management agreement with Encore Hospitality, LLC (“Encore Hospitality”), an affiliate of the joint venture partner, pursuant to which Encore Hospitality will manage and operate the Q&C Hotel. The management agreement expires on December 17, 2035. Subject to certain conditions, Encore Hospitality may extend the term of the agreement for a period of five years. Pursuant to the management agreement Encore Hospitality will receive a base fee, which is 4.0% of gross revenue (as defined in the management agreement). During the year ended December 31, 2020 the Company incurred $47,000 of fees related to the management agreement, which are included in hotel expenses on the accompanying consolidated statements of operations.
Q&C Hotel Operations has also entered into a franchise agreement with Marriott International (“Marriott”) pursuant to which Marriott has granted Q&C Hotel Operations a limited, non-exclusive license to establish and operate the Q&C Hotel using certain of Marriott’s proprietary marks and systems and the hotel was branded as a Marriott Autograph Collection hotel on May 25, 2016. The franchise agreement will expire on May 25, 2041. Pursuant to the franchise agreement, Q&C Hotel Operations pays Marriott a monthly franchise fee equal to a percent of gross room sales on a sliding scale that is initially 2% and increases to 5% on May 25, 2019 and a monthly marketing fund contribution fee equal to 1.5% of the Q&C Hotel’s gross room sales. In addition, the franchise agreement requires the maintenance of a reserve account to fund all renovations at the hotel based on a percentage of gross revenues which starts at 2% of gross revenues and increases to 5% of gross revenues on May 25, 2019. Q&C Hotel Operations is also responsible for the payment of certain other fees, charges and costs as set forth in the agreement. During the year ended December 31, 2020, the Company incurred $0.1 million of fees related to the Marriott franchise agreement, which are included in hotel expenses on the accompanying consolidated statement of operations.
In addition, in connection with the execution of the franchise agreement, SOR US Properties II is providing an unconditional guarantee that all Q&C Hotel Operations’ obligations under the franchise agreement will be punctually paid and performed. Finally, certain transfers of the Q&C Hotel or an ownership interest therein are subject to a notice and consent requirement, and the franchise agreement further provides Marriott with a right of first refusal with respect to a sale of the hotel to a competitor of Marriott.
Lease Obligations
In connection with the POSOR II Merger, the Company acquired the rights to a leasehold interest with respect to 210 West 31st Street, which was accounted for as a finance lease. As of December 31, 2020, the Company's lease included in the consolidated balance sheet as follows:

Right-of-use asset (included in real estate held for investment, net)	$9,258
Lease obligation (included in other liabilities)	9,274

Remaining lease term	93.0 years
Discount rate	4.8%

The components of lease expense were as follows:
Interest on lease obligation	107

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2020
As of December 31, 2020, the Company had a leasehold interest expiring on 2114. Future minimum lease payments owed by the Company under the finance lease as of December 31, 2020 are as follows (in thousands):

2021	$360
2022	360
2023	360
2024	360
2025	393
Thereafter	52,563
Total expected minimum lease obligations	54,396
Less: Amount representing interest (1)	(45,122)
Present value of net minimum lease payments (2)	$9,274
_____________________
(1) Interest includes the amount necessary to reduce the total expected minimum lease obligations to present value calculated at the Company’s incremental borrowing rate at acquisition.
(2) The present value of net minimum lease payments are presented in other liabilities in the accompanying consolidated balance sheets.
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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Although there can be no assurance, the Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations as of December 31, 2020. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities.
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
COVID-19
During the year ended December 31, 2020 and subsequent periods, efforts to slow the spread of the COVID-19 virus have had a significant impact on the U.S. economy. The Company continues to follow the policies described in Note 2, including those related to impairments of real estate assets and investments in unconsolidated affiliates and collectability assessments on operating lease receivables. While the Company’s current analyses did not result in any material adjustments to amounts as of and during the year ended December 31, 2020, circumstances related to the COVID-19 pandemic may result in recording impairments, lease modifications and changes to collectability assessments in future periods.

17.     SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2020
Series A Debenture Expansion Offering
On March 4, 2021 the Company issued debentures (series A) in the amount of 250.0 million Israeli new Shekels par value through a private placement. The debentures were issued at a 1.9% discount resulting in total consideration of 245.3 million Israeli new Shekels ($74.0 million as of March 4, 2021). The additional debentures shall have an equal level of security, pari passu, amongst themselves and between them and the Series A Debentures, which were initially issued, without any right of precedence or preference between any of them.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
December 31, 2020
(dollar amounts in thousands)

				Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances	Land	Building and Improvements (1)	Total	Cost Capitalized Subsequent to Acquisition (2)	Land	Building and Improvements (1)	Total (3)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired or Foreclosed on
Properties Held for Investment
Richardson Portfolio:
Palisades Central I	Richardson, TX	90.0%	(4)	$1,037	$8,628	$9,665	$4,715	$1,037	$13,343	$14,380	$(4,404)	1980	11/23/2011
Palisades Central II	Richardson, TX	90.0%	(4)	810	17,117	17,927	5,149	810	22,266	23,076	(6,801)	1985	11/23/2011
Greenway I	Richardson, TX	90.0%	(4)	561	1,170	1,731	1,286	561	2,456	3,017	(1,197)	1983	11/23/2011
Greenway III	Richardson, TX	90.0%	(4)	702	4,083	4,785	(123)	702	3,960	4,662	(1,624)	1983	11/23/2011
Undeveloped Land	Richardson, TX	90.0%	—	1,997	—	1,997	1,137	3,134	—	3,134	—	N/A	11/23/2011
Total Richardson Portfolio			35,832	5,107	30,998	36,105	12,164	6,244	42,025	48,269	(14,026)
Park Highlands (5)	North Las Vegas, NV	(5)	—	17,066	—	17,066	20,339	37,405	—	37,405	—	N/A	12/30/2011
Park Centre	Austin, TX	100.0%	26,185	3,251	27,941	31,192	6,893	3,251	34,834	38,085	(8,546)	2000	03/28/2013
1180 Raymond	Newark, NJ	100.0%	29,848	8,292	37,651	45,943	1,672	8,292	39,323	47,615	(9,170)	1929	08/20/2013
Park Highlands II (5)	North Las Vegas, NV	(5)	—	20,118	—	20,118	7,977	28,095	—	28,095	—	N/A	12/10/2013
Richardson Land II	Richardson, TX	90.0%	—	3,096	—	3,096	322	3,418	—	3,418	—	N/A	09/04/2014
Crown Pointe	Dunwoody, GA	100.0%	53,072	22,590	62,610	85,200	10,581	22,590	73,191	95,781	(14,926)	1985/1989	02/14/2017
The Marq	Minneapolis, MN	100.0%	62,257	10,387	75,878	86,265	9,314	10,387	85,192	95,579	(10,253)	1972	03/01/2018
City Tower	Orange, CA	100.0%	94,167	13,930	136,068	149,998	8,713	13,930	144,781	158,711	(18,472)	1988	03/06/2018
Eight & Nine Corporate Centre	Franklin, TN	100.0%	47,066	17,401	58,794	76,195	4,016	17,401	62,810	80,211	(7,420)	2007	06/08/2018
Georgia 400 Center	Alpharetta, GA	100.0%	59,690	11,400	72,000	83,400	9,475	11,430	81,445	92,875	(7,607)	2001	05/23/2019
Springmaid Beach Resort	Myrtle Beach, Sc	90.0%	57,015	30,483	62,417	92,900	—	30,483	62,417	92,900	(530)	1948/1980/1992/1995/2001	10/05/2020
Q&C Hotel	New Orleans, LA	90.0%	25,000	2,669	41,431	44,100	94	2,669	41,525	44,194	(302)	1913	10/05/2020
Lincoln Court	Campbell, CA	100.0%	34,416	16,610	43,083	59,693	194	16,610	43,277	59,887	(913)	1985	10/05/2020
Lofts at NoHo Commons	North Hollywood, CA	90.0%	74,536	22,670	93,676	116,346	81	22,670	93,757	116,427	(1,461)	2007	10/05/2020
210 West 31st Street (6)	New York, NY	80.0%	15,050	—	51,358	51,358	109	—	51,467	51,467	—	(7)	10/05/2020
Oakland City Center	Oakland, CA	100.0%	96,782	24,063	180,973	205,036	60	24,063	181,033	205,096	(3,730)	1985/1990	10/05/2020
Madison Square	Phoenix, AZ	90.0%	16,822	11,570	22,544	34,114	56	11,570	22,600	34,170	(861)	1911/2003/2007/2008	10/05/2020

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
December 31, 2020
(dollar amounts in thousands)

				Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances	Land	Building and Improvements (1)	Total	Cost Capitalized Subsequent to Acquisition (2)	Land	Building and Improvements (1)	Total (3)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired or Foreclosed on
Single-Family Homes Portfolio:
Alabama Homes	(8)	96.1%	(9)	3,008	11,650	14,658	1,076	3,011	12,723	15,734	(613)	Various	Various
Arkansas Homes	(8)	96.1%	(9)	521	2,083	2,604	74	521	2,157	2,678	(71)	Various	Various
Delaware Homes	(8)	96.1%	(9)	134	537	671	8	134	545	679	(22)	Various	Various
Florida Homes	(8)	96.1%	(9)	5,522	34,930	40,452	2,663	5,522	37,593	43,115	(1,020)	Various	Various
Georgia Homes	(8)	96.1%	(9)	822	4,653	5,475	554	822	5,207	6,029	(264)	Various	Various
Iowa Homes	(8)	96.1%	(9)	155	619	774	13	155	632	787	(26)	Various	Various
Illinois Homes	(8)	96.1%	(9)	4,578	18,310	22,888	151	4,578	18,461	23,039	(492)	Various	Various
Indiana Homes	(8)	96.1%	(9)	1,848	7,392	9,240	246	1,848	7,638	9,486	(314)	Various	Various
Michigan Homes	(8)	96.1%	(9)	884	3,538	4,422	70	884	3,608	4,492	(148)	Various	Various
Missouri Homes	(8)	96.1%	(9)	390	1,560	1,950	24	390	1,584	1,974	(65)	Various	Various
Mississippi Homes	(8)	96.1%	(9)	200	802	1,002	—	200	802	1,002	(10)	Various	Various
North Carolina Homes	(8)	96.1%	(9)	1,419	5,678	7,097	145	1,419	5,823	7,242	(239)	Various	Various
Ohio Homes	(8)	96.1%	(9)	2,298	9,191	11,489	290	2,298	9,481	11,779	(390)	Various	Various
Oklahoma Homes	(8)	96.1%	(9)	2,360	13,184	15,544	689	2,360	13,873	16,233	(664)	Various	Various
South Carolina Homes	(8)	96.1%	(9)	572	2,289	2,861	44	572	2,333	2,905	(96)	Various	Various
Tennessee Homes	(8)	96.1%	(9)	2,387	10,743	13,130	1,319	2,387	12,062	14,449	(658)	Various	Various
Texas Homes	(8)	96.1%	(9)	4,497	17,464	21,961	1,970	4,497	19,434	23,931	(1,046)	Various	Various
Wisconsin Homes	(8)	96.1%	(9)	338	1,333	1,671	25	338	1,358	1,696	(57)	Various	Various
Total Single-Family Homes Portfolio			112,493	31,933	145,956	177,889	9,361	31,936	155,314	187,250	(6,195)
		Total Properties		$272,636	$1,141,408	$1,414,044	$(103,391)	$302,444	$1,214,991	$1,517,435	$(104,412)
____________________
(1) Building and improvements includes tenant origination and absorption costs.
(2) Costs capitalized subsequent to acquisition is net of write-offs of fully depreciated/amortized assets.
(3) The aggregate cost of real estate for federal income tax purposes was $1.6 billion (unaudited) as of December 31, 2020.
(4) As of December 31, 2020, $35.8 million of debt was outstanding secured by the Richardson Portfolio.
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
(6) The Company acquired the rights to a leasehold interest with respect to this property. The leasehold interest expires January 31, 2114.
(7) 210 West 31st Street is a development property.
(8) The single-family homes portfolio have homes in multiple cities in each respective state.
(9) The single-family homes portfolio, in aggregate are under encumbrance of $112.5 million.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
December 31, 2020
(dollar amounts in thousands)

	2020	2019	2018
Real Estate (1):
Balance at the beginning of the year	$824,860	$730,962	$574,684
Acquisitions	679,042	200,918	312,457
Improvements	17,103	34,435	31,818
Write-off of fully depreciated and fully amortized assets	(3,114)	(1,060)	(7,329)
Loss due to property damages	—	—	(964)
Sales	(456)	(140,395)	(178,068)
Reimbursement of construction costs	—	—	(1,636)
Balance at the end of the year	$1,517,435	$824,860	$730,962

Accumulated depreciation and amortization (1):
Balance at the beginning of the year	$65,381	$49,842	$41,817
Depreciation and amortization expense	42,159	31,961	32,661
Write-off of fully depreciated and fully amortized assets	(3,114)	(1,060)	(7,329)
Sales	(14)	(15,362)	(17,307)
Balance at the end of the year	$104,412	$65,381	$49,842

ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on March 26, 2021.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.

By:	/s/ Keith D. Hall
Keith D. Hall
Chief Executive Officer and Director (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ KEITH D. HALL	Chief Executive Officer and Director (principal executive officer)	March 26, 2021
Keith D. Hall
/s/ PETER MCMILLAN III	Chairman of the Board, President and Director	March 26, 2021
Peter McMillan III
/s/ MICHAEL A. BENDER	Chief Financial Officer (principal financial officer)	March 26, 2021
Michael A. Bender
/s/ WILLIAM M. PETAK	Director	March 26, 2021
William M. Petak
/s/ ERIC J. SMITH	Director	March 26, 2021
Eric J. Smith
/s/ KENNETH G. YEE	Director	March 26, 2021
Kenneth G. Yee