Form 10-Q
period 2021-03-31
Pacific Oak Strategic Opportunity REIT, Inc.
filed 2021-05-07
CIK 1452936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

 FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
As of May 5, 2021, there were 97,949,906 outstanding shares of common stock of Pacific Oak Strategic Opportunity REIT, Inc.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
FORM 10-Q
March 31, 2021

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2021	December 31, 2020
	(unaudited)
Assets
Real estate held for investment, net	$1,404,347	$1,413,023
Real estate equity securities	94,217	97,903
Total real estate and real estate-related investments, net	1,498,564	1,510,926
Cash and cash equivalents	96,740	60,335
Restricted cash	17,371	13,984
Investments in unconsolidated entities	80,889	79,666
Rents and other receivables, net	26,605	25,911
Above-market leases, net	2,923	3,157
Prepaid expenses and other assets	22,619	21,344
Goodwill	16,342	16,342
Total assets	$1,762,053	$1,731,665
Liabilities, mezzanine equity and equity
Notes and bonds payable, net	$1,125,027	$1,099,068
Accounts payable and accrued liabilities	18,895	24,169
Due to affiliate	5,115	2,842
Below-market leases, net	5,902	6,462
Other liabilities	37,283	34,738
Redeemable common stock payable	11	864
Restricted stock payable	15,061	14,600
Total liabilities	1,207,294	1,182,743
Commitments and contingencies (Note 14)
Mezzanine equity
Restricted stock	11,009	11,009
Noncontrolling cumulative convertible redeemable preferred stock	15,233	15,233
Redeemable noncontrolling interest	2,936	2,968
Equity
Pacific Oak Strategic Opportunity REIT, Inc. stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 97,966,439 and 98,054,582 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	979	979
Additional paid-in capital	831,295	831,295
Cumulative distributions and net income	(319,208)	(325,720)
Total Pacific Oak Strategic Opportunity REIT, Inc. stockholders’ equity	513,066	506,554
Noncontrolling interests	12,515	13,158
Total equity	525,581	519,712
Total liabilities, mezzanine equity and equity	$1,762,053	$1,731,665

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2021	2020
Revenues:
Rental income	$32,648	$22,151
Hotel revenues	2,575	—
Other operating income	968	971
Dividend income from real estate equity securities	2,753	1,479
Total revenues	38,944	24,601
Expenses:
Operating, maintenance, and management	10,433	7,572
Real estate taxes and insurance	5,289	3,428
Hotel expenses	3,390	—
Asset management fees to affiliate	3,852	2,106
General and administrative expenses	1,869	2,546
Foreign currency transaction gain, net	(8,346)	(14,996)
Depreciation and amortization	17,001	8,984
Interest expense	9,941	6,796
Total expenses	43,429	16,436
Other income (loss):
Income from NIP	—	52
Equity in income of unconsolidated entities	169	328
Other interest income	45	270
Gain (loss) on real estate equity securities	10,753	(26,454)
Gain on sale of real estate	21	—
Change in subordinated performance fee due upon termination to affiliate	(461)	—
Total other income (loss), net	10,527	(25,804)
Net income (loss)	6,042	(17,639)
Net loss attributable to noncontrolling interests	663	32
Net loss attributable to redeemable noncontrolling interest	32	—
Preferred stock dividends	(225)	(365)
Net income (loss) attributable to common stockholders	$6,512	$(17,972)
Net income (loss) per common share, basic and diluted	$0.07	$(0.27)
Weighted-average number of common shares outstanding, basic and diluted	98,036,134	66,041,776

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended March 31, 2021 and 2020
(unaudited)
(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Income (Loss)	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amounts
Balance, December 31, 2020	98,054,582	$979	$831,295	$(325,720)	$506,554	$13,158	$519,712
Net income (loss)	—	—	—	6,512	6,512	(663)	5,849
Transfers from redeemable common stock	—	—	853	—	853	—	853
Redemptions of common stock	(88,143)	—	(853)	—	(853)	—	(853)
Noncontrolling interests contributions	—	—	—	—	—	20	20
Balance, March 31, 2021	97,966,439	$979	$831,295	$(319,208)	$513,066	$12,515	$525,581

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Income (Loss)	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amounts
Balance, December 31, 2019	65,866,765	$659	$553,170	$(277,196)	$276,633	$755	$277,388
Net loss	—	—	—	(17,972)	(17,972)	(32)	(18,004)
Issuance of common stock	24,645	—	262	—	262	—	262
Transfers from redeemable common stock	—	—	206	—	206	—	206
Redemptions of common stock	(44,025)	—	(468)	—	(468)	—	(468)
Distributions declared	—	—	—	(596)	(596)	—	(596)
Issuance of restricted stock	3,411,737	34	(34)	—	—	—	—
Noncontrolling interests contributions	—	—	—	—	—	112	112
Balance, March 31, 2020	69,259,122	$693	$553,136	$(295,764)	$258,065	$835	$258,900

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$6,042	$(17,639)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in subordinated performance fee due upon termination to affiliate	461	—
Equity in income of unconsolidated entities	(169)	(328)
Depreciation and amortization	17,001	8,984
(Gain) loss on real estate equity securities	(10,753)	26,454
Gain on sale of real estate	(21)	—
Unrealized loss (gain) on interest rate caps	13	(14)
Deferred rent	(1,085)	(1,027)
Amortization of above- and below-market leases, net	(326)	(177)
Amortization of deferred financing costs	813	885
Amortization of discount (premium) on bond and notes payable	482	(25)
Foreign currency transaction gain, net	(8,346)	(14,996)
Changes in assets and liabilities:
Rents and other receivables	349	(430)
Prepaid expenses and other assets	(1,857)	(2,010)
Accounts payable and accrued liabilities	(6,358)	(4,738)
Due to affiliates	2,223	1,926
Other liabilities	220	1,615
Net cash used in operating activities	(1,311)	(1,520)
Cash Flows from Investing Activities:
Acquisitions of real estate	(2,037)	—
Improvements to real estate	(4,434)	(7,779)
Proceed from sales of real estate, net	166	—
Investment in unconsolidated entities	(1,180)	(231)
Distributions of capital from unconsolidated entities	—	1,225
Purchase of interest rate caps	(18)	(6)
Investment in real estate equity securities	—	(16,789)
Proceeds from the sale of real estate equity securities	14,439	7,849
Net cash provided by (used in) investing activities	6,936	(15,731)
Cash Flows from Financing Activities:
Proceeds from notes and bonds payable	97,125	89,893
Principal payments on notes and bonds payable	(61,300)	(56,820)
Payments of deferred financing costs	(1,054)	(2,302)
Payments to redeem common stock	(853)	(468)
Payment of prepaid other offering costs	(32)	(182)
Distributions paid	—	(305)
Preferred dividends paid	(225)	(140)
Noncontrolling interests contributions	20	112
Other financing proceeds	2,367	—
Net cash provided by financing activities	36,048	29,788
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,881)	(528)
Net increase in cash, cash equivalents and restricted cash	39,792	12,009
Cash, cash equivalents and restricted cash, beginning of period	74,319	88,494
Cash, cash equivalents and restricted cash, end of period	$114,111	$100,503

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
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
Subject to certain restrictions and limitations, the business of the Company is externally managed by Pacific Oak Advisors, LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement the Company renewed with the Advisor on November 1, 2020 (the “Advisory Agreement”). The Advisory Agreement is currently effective through November 1, 2021; however the Company or the Advisor may terminate the Advisory Agreement without cause or penalty upon providing 60 days’ written notice. The Advisor conducts the Company’s operations and manages its portfolio of real estate and other real estate-related investments.
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
The Company sold 56,584,976 shares of common stock in its primary offering for gross offering proceeds of $561.7 million. As of March 31, 2021, the Company had sold 6,851,969 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $76.5 million. Also, as of March 31, 2021, the Company had redeemed 24,129,688 shares for $288.5 million. As of March 31, 2021, the Company had issued 25,976,746 shares of common stock in connection with special dividends. Additionally, on December 29, 2011 and October 23, 2012, the Company issued 220,994 shares and 55,249 shares of common stock, respectively, for $2.0 million and $0.5 million, respectively, in private transactions exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933. On March 27, 2020, the Company issued 3,411,737 restricted shares of its common stock (the “Restricted Stock”) to its former external advisor, KBS Capital Advisors LLC (“KBS Capital Advisors”) pursuant to a Restricted Stock Agreement, dated as of March 27, 2020 (the “Restricted Stock Agreement”).
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
March 31, 2021
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
On March 4, 2021, Pacific Oak SOR BVI issued additional Series A Debentures in the amount of 250.0 million Israeli new Shekels par value through a private placement. The additional Series A Debentures were issued at a 1.9% discount resulting in total consideration of 245.3 million Israeli new Shekels ($74.2 million as of March 4, 2021). The additional Series A Debentures have an equal level of security, pari passu, amongst themselves and between them and the initial Series A Debentures, which were initially issued, without any right of precedence or preference between any of them.
As of March 31, 2021, the Company consolidated nine office properties, one office portfolio consisting of four office buildings and 14 acres of undeveloped land, two apartment properties, two hotel properties, one residential home portfolio consisting of 1,786 single-family homes, three investments in undeveloped land with approximately 1,000 developable acres, and owned four investments in unconsolidated entities and three investments in real estate equity securities. Additionally, as of March 31, 2021, the Company had entered into a consolidated joint venture to develop one office/retail property.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2020. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the SEC.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2021
(unaudited)
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the FASB Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.
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
Liquidity
The Company generally finances its real estate investments using notes payable that are typically structured as non-course secured mortgages with maturities of approximately three to five years, with short term extension options available upon the Company meeting certain debt covenants. Each reporting period management evaluates the Company’s ability to continue as a going concern by evaluating conditions and events, including assessing the liquidity needs to satisfy upcoming debt obligations and the ability to satisfy debt covenant requirements. Through the normal course of operations and as further discussed in Note 6, the Company has $580.0 million of debt obligations coming due over the next 12-month period. In order to satisfy obligations as they mature, management will evaluate its options and may seek to utilize extension options available in the respective loan agreements, may make partial loan paydowns to meet debt covenant requirements, may seek to refinance certain debt instruments, may sell real estate equity securities to convert to cash to make principal payments, may market one or more properties for sale or may negotiate a turnover of one or more secured properties back to the related mortgage lender and remit payment for any associated loan guarantee. Historically, the Company has successfully refinanced debt instruments or utilized extension options in order to satisfy debt obligations as they come due and has not negotiated a turnover of a secured property back to a lender, though the Company may utilize such option if necessary. Based upon these plans, management believes it will have sufficient liquidity to satisfy its obligations as they come due and to continue as a going concern. There can be no assurance as to the certainty or timing of any of management’s plans. Refer to Note 6 for further discussion.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2021
(unaudited)
Redeemable Common Stock
The Company limits the dollar value of shares that may be redeemed under the share redemption program. During the three months ended March 31, 2021, the Company had redeemed $0.9 million of common stock under the share redemption program. The Company processed all redemption requests received in good order and eligible for redemption through the March 2021 redemption date, except for 12,719,485 shares totaling $117.0 million due to the limitations under the share redemption program. The Company recorded $11,000 and $0.9 million of redeemable common stock payable on the Company’s balance sheet as of March 31, 2021 and December 31, 2020, respectively, related to unfulfilled redemption requests received in good order under the share redemption program. Based on the twelfth amended and restated share redemption program, the Company had $11,000 available for redemptions in the remainder of 2021, including shares that are redeemed in connection with a stockholders’ death, “qualifying disability” or “determination of incompetence,” subject to the limitations under the share redemption program.
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
The Company’s unvested Restricted Stock have been included in the calculation of basic and diluted earnings per share for the three months ended March 31, 2021, as the restriction is not contingent on any conditions except the passage of time.
Distributions declared per share were $0.008600 during the three months ended March 31, 2020. There were no distributions declared during the three months ended March 31, 2021.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2021
(unaudited)
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
Recently Issued Accounting Standards Updates
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848). ASU No. 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU No. 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the three months ended March 31, 2021, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. For the period from January 1, 2020 (the earliest date the Company may elect to apply ASU No. 2020-04) through March 31, 2021, the Company did not have any contract modifications that meet the criteria described above, specifically contract modifications that have been modified from LIBOR to an alternative reference rate. The Company’s loan agreements, derivative instruments, and certain lease agreements use LIBOR as the current reference rate. For eligible contract modifications, the Company expects to adopt the temporary optional expedients described in ASU No. 2020-04. The optional expedients for hedging relationships described in ASU No. 2020-04 are not expected to have an impact to the Company, as the Company has elected to not designate its derivative instruments as a hedge.

3. REAL ESTATE HELD FOR INVESTMENT
As of March 31, 2021, the Company owned nine office properties, one office portfolio consisting of four office buildings and 14 acres of undeveloped land, encompassing, in the aggregate, approximately 3.8 million rentable square feet. As of March 31, 2021, these properties were 76% occupied. In addition, the Company owned one residential home portfolio consisting of 1,786 single-family homes and encompassing approximately 2.5 million rental square feet and two apartment properties, containing 609 units and encompassing approximately 0.5 million rentable square feet, which was 94% and 89% occupied, respectively as of March 31, 2021. As of March 31, 2021, the Company also owned two hotel properties with an aggregate of 649 rooms and three investments in undeveloped land with approximately 1,000 developable acres. Additionally, as of March 31, 2021, the Company had entered into a consolidated joint venture to develop one office/retail property. The following table summarizes the Company’s real estate held for investment as of March 31, 2021 and December 31, 2020, respectively (in thousands):

	March 31, 2021	December 31, 2020
Land	$303,645	$302,444
Buildings and improvements	1,163,659	1,157,397
Tenant origination and absorption costs	56,243	57,594
Total real estate, cost	1,523,547	1,517,435
Accumulated depreciation and amortization	(119,200)	(104,412)
Total real estate, net	$1,404,347	$1,413,023

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2021
(unaudited)
Operating Leases
Certain of the Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of March 31, 2021, the leases, excluding options to extend, apartment leases and single-family home leases, which have terms that are generally one year or less, had remaining terms of up to 14.4 years with a weighted-average remaining term of 4.1 years. Some of the leases have provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from tenants in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash and assumed in real estate acquisitions related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets totaled $5.8 million and $5.7 million as of March 31, 2021 and December 31, 2020, respectively.
During the three months ended March 31, 2021 and 2020, the Company recognized deferred rent from tenants of $1.1 million and $1.0 million, respectively, net of lease incentive amortization. As of March 31, 2021 and December 31, 2020, the cumulative deferred rent receivable balance, including unamortized lease incentive receivables, was $20.9 million and $19.2 million, respectively, and is included in rents and other receivables on the accompanying consolidated balance sheets. The cumulative deferred rent balance included $5.1 million and $4.7 million of unamortized lease incentives as of March 31, 2021 and December 31, 2020, respectively.
As of March 31, 2021, the future minimum rental income from the Company’s properties, excluding apartment leases, under non-cancelable operating leases was as follows (in thousands):

April 1, 2021 through December 31, 2021	$59,224
2022	69,001
2023	57,401
2024	49,699
2025	39,294
Thereafter	90,444
$365,063

As of March 31, 2021, the Company’s commercial real estate properties were leased to approximately 300 tenants over a diverse range of industries and geographic areas. The Company’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Insurance	28	$8,456	12.3%
Computer Systems	31	7,689	11.2%
		$16,145	23.5%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of March 31, 2021, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
No other tenant industries accounted for more than 10% of annualized base rent. No material tenant credit issues have been identified at this time. During the three months ended March 31, 2021 and 2020, the Company recorded adjustments to rental income of $0.7 million and $0.2 million, respectively, for lease payments that were deemed not probable of collection.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2021
(unaudited)
Hotel Properties
The following table provides detailed information regarding the Company’s hotel revenues and expenses for its two hotel properties during the three months ended March 31, 2021 (in thousands):

Hotel revenues:
Room	$1,673
Food, beverage and convention services	296
Campground	243
Other	363
Hotel revenues	$2,575

Hotel expenses:
Room	$723
Food, beverage and convention services	320
General and administrative	502
Sales and marketing	369
Repairs and maintenance	445
Utilities	243
Property taxes and insurance	565
Other	223
Hotel expenses	$3,390

Contract liabilities
The following table summarizes the Company’s contract liabilities, which are comprised of hotel advanced deposits and deferred proceeds received from the buyers of the Park Highlands land sales and another developer for the value of land that was contributed to a master association that is consolidated by the Company, which are included in other liabilities in the accompanying consolidated balance sheets, as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Contract liability	$3,526	$3,369
Revenue recognized in the period from:
Amounts included in contract liability at the beginning of the period	$70	$—

Geographic Concentration Risk
As of March 31, 2021, the Company’s real estate investments in California represented 29.0% of the Company’s total assets. As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the California real estate markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.
Recent Real Estate Asset Acquisition
On March 17, 2021, the Company, through a wholly owned subsidiary of PORT OP, LP (“PORT OP”), acquired a single-family home portfolio consisting of 21 homes in Chicago, Illinois for $2.0 million. The Company owns 96.1% of the equity of PORT OP as of March 31, 2021.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2021
(unaudited)
4. TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES
As of March 31, 2021 and December 31, 2020, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Cost	$56,243	$57,594	$4,159	$4,159	$(8,142)	$(8,732)
Accumulated Amortization	(20,927)	(17,088)	(1,236)	(1,002)	2,240	2,270
Net Amount	$35,316	$40,506	$2,923	$3,157	$(5,902)	$(6,462)

Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three months ended March 31, 2021 and 2020 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended March 31,		For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2021	2020	2021	2020	2021	2020
Amortization	$(5,222)	$(1,736)	$(234)	$(92)	$560	$269

As of March 31, 2021 and December 31, 2020, the Company had recorded a housing subsidy intangible asset, net of amortization, which is included in prepaid expenses and other assets in the accompanying consolidated balance sheets, of $1.9 million and $2.0 million, respectively. As of March 31, 2021, the housing subsidy intangible asset has a remaining amortization period of 27.7 years. During the three months ended March 31, 2021, the Company recorded amortization expense of $18,000 related to the housing subsidy intangible asset.
Additionally, as of March 31, 2021 and December 31, 2020, the Company had recorded tax abatement intangible assets, net of amortization, on real estate held for investment, which are included in prepaid expenses and other assets in the accompanying consolidated balance sheets, of $1.3 million and $1.6 million, respectively. During the three months ended March 31, 2021 and 2020, the Company recorded amortization expense of $0.3 million and $0.1 million, respectively, related to tax abatement intangible assets. As of March 31, 2021, the tax abatement intangible assets had a remaining amortization period of 1.9 years.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2021
(unaudited)
5. REAL ESTATE EQUITY SECURITIES
As of March 31, 2021, the Company owned three investments in real estate equity securities. The following table sets forth the number of shares owned by the Company and the related carrying value of the shares as of March 31, 2021 and December 31, 2020 (dollars in thousands):

	March 31, 2021		December 31, 2020
Real Estate Equity Security	Number of Shares Owned	Total Carrying Value	Number of Shares Owned	Total Carrying Value
Keppel Pacific Oak US REIT	64,165,352	$46,200	64,165,352	$44,274
Franklin Street Properties Corp.	6,915,089	37,687	6,915,089	30,219
Plymouth Industrial REIT, Inc.	613,085	10,330	1,560,660	23,410
	71,693,526	$94,217	72,641,101	$97,903

The following summarizes the portion of gain and loss for the period related to real estate equity securities held during the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Net gain (loss) recognized during the period on real estate equity securities	$10,753	$(26,454)
Less net gain recognized during the period on real estate equity securities sold during the period	(225)	(364)
Unrealized gain (loss) recognized during the reporting period on real estate equity securities held at the end of the period	$10,528	$(26,818)

During the three months ended March 31, 2021 and 2020, the Company recognized $2.8 million and $1.1 million, respectively, of dividend income from real estate equity securities.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2021
(unaudited)
6. NOTES AND BONDS PAYABLE
As of March 31, 2021 and December 31, 2020, the Company’s notes and bonds payable consisted of the following (dollars in thousands):

	Book Value as of March 31, 2021	Book Value as of December 31, 2020	Contractual Interest Rate as of March 31, 2021	Effective Interest Rate at March 31, 2021 (1)	Payment Type (2)	Maturity Date (3)
Richardson Portfolio Mortgage Loan	$35,573	$35,832	One-Month LIBOR + 2.50%	2.61%	Principal & Interest	11/01/2021
Park Centre Mortgage Loan	26,185	26,185	One-Month LIBOR + 1.75%	1.86%	Interest Only	06/27/2022
1180 Raymond Mortgage Loan (4)	29,748	29,848	One-Month LIBOR + 2.50% (5)	3.50%	Principal & Interest	12/01/2021
1180 Raymond Bond Payable	5,815	5,870	6.50%	6.50%	Principal & Interest	09/01/2036
Pacific Oak SOR (BVI) Holdings, Ltd. Series A Debentures (6)	190,931	181,198	4.25%	4.25%	(6)	03/01/2023
Pacific Oak SOR (BVI) Holdings, Ltd. Series B Debentures (6)	76,019	79,078	3.93%	3.93%	(6)	01/31/2026
Crown Pointe Mortgage Loan (4)	52,886	53,072	One-Month LIBOR + 2.60%	2.71%	Principal & Interest	02/13/2022
City Tower Mortgage Loan (4)	98,530	94,167	One-Month LIBOR + 1.55%	1.66%	Interest Only	03/05/2021 (7)
The Marq Mortgage Loan	62,257	62,257	One-Month LIBOR + 1.55%	1.66%	Interest Only	06/06/2021
Eight & Nine Corporate Centre Mortgage Loan	48,845	47,066	One-Month LIBOR + 1.60%	1.71%	Interest Only	06/08/2021
Georgia 400 Center Mortgage Loan	61,154	59,690	One-Month LIBOR + 1.55%	1.66%	Interest Only	05/22/2023
PORT Mortgage Loan 1	51,304	51,362	4.74%	4.74%	Interest Only	10/01/2025
PORT Mortgage Loan 2	10,523	10,523	4.72%	4.72%	Interest Only	03/01/2026
PORT Mortgage Loan 3	12,000	12,000	6.50%	6.50%	Interest Only	03/31/2021 (8)
Battery Point Trust Mortgage Loan	38,485	38,608	One-Month LIBOR + 2.50% (5)	3.50%	Interest Only	03/20/2022 (8)
Springmaid Beach Resort Mortgage Loan	57,015	57,015	One-month LIBOR + 2.25% (9)	5.77%	Principal & Interest	08/10/2022
Q&C Hotel Mortgage Loan	25,000	25,000	One-month LIBOR + 2.50% (10)	4.50%	Principal & Interest	12/23/2022
Lincoln Court Mortgage Loan (4)	34,922	34,416	One-month LIBOR + 1.75%	1.86%	Principal & Interest	06/01/2021
Lofts at NoHo Commons Mortgage Loan	74,536	74,536	One-month LIBOR + 2.18% (11)	3.93%	Interest Only	09/09/2021
210 West 31st Street Mortgage Loan (4)	13,850	15,050	One-month LIBOR + 3.00%	3.11%	Principal & Interest	06/16/2021
Oakland City Center Mortgage Loan	97,063	96,782	One-month LIBOR + 1.75%	1.86%	Principal & Interest	09/01/2022
Madison Square Mortgage Loan	20,891	16,822	One-month LIBOR + 4.05% (12)	5.05%	Interest Only	10/09/2021
Margin Loan (13)	10,000	—	(13)	0.85%	Interest Only	(13)
Total Notes and Bonds Payable principal outstanding	1,133,532	1,106,377
Discount on Notes and Bonds Payable, net (14)	(3,806)	(2,851)
Deferred financing costs, net	(4,699)	(4,458)
Total Notes and Bonds Payable, net	$1,125,027	$1,099,068
_____________________

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2021
(unaudited)
(1) Contractual interest rate represents the interest rate in effect under the loan as of March 31, 2021. Effective interest rate is calculated as the actual interest rate in effect as of March 31, 2021 (consisting of the contractual interest rate and contractual floor rates), using interest rate indices at March 31, 2021, where applicable.
(2) Represents the payment type required under the loan as of March 31, 2021. Certain future monthly payments due under this loan also include amortizing principal payments. For more information of the Company’s contractual obligations under its notes and bonds payable, see five-year maturity table below.
(3) Represents the initial maturity date or the maturity date as extended as of March 31, 2021; subject to certain conditions, the maturity dates of certain loans may be extended beyond the date shown.
(4) The Company’s notes and bond’s payable are generally non-recourse. These mortgage loans have guarantees over certain balances whereby the Company would be required to make guaranteed payments in the event that the Company turned the property over to the lender. The guarantees are typically 25% of the outstanding loan balance. As of March 31, 2021, the guaranteed amount in the aggregate was $67.9 million.
(5) These mortgage loans have a LIBOR floor of 1%.
(6) See “ – Israeli Bond Financing” below.
(7) Subsequent to March 31, 2021, the Company extended the maturity of the City Tower Mortgage Loan to March 5, 2022.
(8) Subsequent to March 31, 2021, the Company refinanced the PORT Mortgage Loan 3 and the Battery Point Trust loan. See Note 15, “Subsequent Events”.
(9) The interest rate is variable at the higher of one-month LIBOR + 2.25% or 5.77%.
(10) The interest rate is variable at the higher of one-month LIBOR + 2.5% or 4.5%. Principal payments will commence on January 1, 2022.
(11) The LIBOR rate is variable at the higher of one-month LIBOR or 1.75%.
(12) The Madison Square Mortgage Loan bears interest at a floating rate of 405 basis points over one-month LIBOR, but at no point shall the interest rate be less than 5.05%.
(13) On February 19, 2021, the Company received a $10.0 million Margin Loan that is due on demand and is collateralized by the Company’s Franklin Street Properties Corp. real estate equity securities. The Company must maintain a coverage ratio of approximately 30%. The interest rate charged on the Margin Loan is the bank’s margin rate.
(14) Represents the unamortized premium/discount on notes and bonds payable due to the above- and below-market interest rates when the debt was assumed. The discount/premium is amortized over the remaining life of the notes and bonds payable.
During the three months ended March 31, 2021 and 2020, the Company incurred $9.9 million and $6.8 million, respectively, of interest expense. Included in interest expense during the three months ended March 31, 2021 and 2020 was $0.8 million and $0.9 million, respectively of amortization of deferred financing costs. Additionally, during the three months ended March 31, 2021 and 2020, the Company capitalized $0.6 million and $0.9 million, respectively of interest related to its investments in undeveloped land.
As of March 31, 2021 and December 31, 2020, the Company’s interest payable was $3.6 million and $6.2 million, respectively.
The following is a schedule of maturities, including principal amortization payments, for all notes and bonds payable outstanding as of March 31, 2021 (in thousands):

April 1, 2021 through December 31, 2021	$443,911
2022	389,746
2023	156,875
2024	25,610
2025	76,933
Thereafter	40,457
$1,133,532

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2021
(unaudited)
As of May 7, 2021, the Company had a total of $580.0 million of debt obligations scheduled to mature over the next 12 months. The Company has extension options with respect to $340.5 million of the debt obligations outstanding that are scheduled to mature over the next 12 months; however, the Company cannot exercise these options if not then in compliance with certain financial covenants in the loans without making a cash payment and there is no assurance that we will be able to meet these requirements. All of the Company’s debt obligations are generally non-recourse, subject to certain limited guaranty payments, as outlined in the table above, except for the Company’s Series A Debentures and Series B Debentures. The Company plans to utilize available extension options or refinance the notes payable. The Company may also choose to market the properties for sale or may negotiate a turnover of the secured properties back to the related mortgage lender.
The Company’s notes payable contain financial debt covenants, including minimum equity requirements and liquidity ratios. As of March 31, 2021, the Company was in compliance with all of these debt covenants except that the Madison Square Mortgage Loan not in compliance with the debt yield requirement. Such non-compliance does not constitute an event of default under the loan agreement. As a result of such non-compliance, the Company is required to maintain an interest shortfall reserve and provide cash sweeps. Additionally, the Company was not compliance with the debt service coverage requirement for the Lincoln Court Mortgage Loan. As a result of such non-compliance, the Company would be required to partially paydown the loan if the non-compliance continues for two consecutive quarters.
Israeli Bond Financings
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
On March 4, 2021, Pacific Oak SOR BVI issued additional Series A Debentures in the amount of 250.0 million Israeli new Shekels par value through a private placement. The additional Series A Debentures were issued at a 1.9% discount resulting in total consideration of 245.3 million Israeli new Shekels ($74.2 million as of March 4, 2021). The additional Series A Debentures have an equal level of security, pari passu, amongst themselves and between them and the initial Series A Debentures, which were initially issued, without any right of precedence or preference between any of them.
The deeds of trust that governs the terms of the Series A Debentures and Series B Debentures contain various financial covenants. As of March 31, 2021, the Company was in compliance with all of these financial debt covenants.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2021
(unaudited)
7. DERIVATIVE INSTRUMENTS
The Company enters into interest rate caps to mitigate its exposure to rising interest rates on its variable rate notes payable. The values of interest rate caps are primarily impacted by interest rates, market expectations about interest rates, and the remaining term of the instrument. In general, increases in interest rates, or anticipated increases in interest rates, will increase the value of interest rate caps. As the remaining life of an interest rate cap decreases, the value of the instrument will generally decrease towards zero.
As of March 31, 2021, the Company had entered into six interest rate caps, which were not designated as a hedging instruments. The following table summarizes the notional amounts and other information related to the Company’s derivative instruments as of March 31, 2021. The notional amount is an indication of the extent of the Company’s involvement in the instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

Derivative Instrument	Effective Date	Maturity Date	Notional Value	Reference Rate
Interest rate cap	07/25/2019	08/10/2021	$65,325	One-month LIBOR at 4.00%
Interest rate cap	07/25/2019	08/10/2021	$1,675	One-month LIBOR at 4.00%
Interest rate cap	08/30/2019	09/15/2021	$75,950	One-month LIBOR at 3.50%
Interest rate cap	10/15/2020	10/15/2021	$26,200	One-month LIBOR at 3.00%
Interest rate cap	02/12/2021	02/14/2022	$47,715	One-month LIBOR at 3.00%
Interest rate cap	06/21/2019	05/22/2023	$51,252	One-month LIBOR at 4.00%

The following table sets forth the fair value of the Company’s derivative instruments as well as their classification on the consolidated balance sheets as of March 31, 2021 and December 31, 2020 (dollars in thousands):

		March 31, 2021		December 31, 2020
Derivative Instruments	Balance Sheet Location	Number of Instruments	Fair Value	Number of Instruments	Fair Value
Derivative instruments not designated as hedging instruments
Interest rate caps	Prepaid expenses and other assets	6	$6	7	$1

8. FAIR VALUE DISCLOSURES
The following were the face values, carrying amounts and fair values of the Company’s financial instruments as of March 31, 2021 and December 31, 2020, which carrying amounts do not approximate the fair values (in thousands):

	March 31, 2021			December 31, 2020
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial liabilities (Level 3):
Notes and bond payable	$866,582	$863,342	$869,876	$846,101	$842,112	$846,608
Financial liabilities (Level 1):
Pacific Oak SOR (BVI) Holdings, Ltd. Series A Debentures	$190,931	$187,382	$191,553	$181,198	$179,786	$178,450
Pacific Oak SOR (BVI) Holdings, Ltd. Series B Debentures	$76,019	$74,303	$71,355	$79,078	$77,170	$69,433

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2021
(unaudited)
As of March 31, 2021, the Company measured the following assets at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Real estate equity securities	$94,217	$94,217	$—	$—
Asset derivative - interest rate caps	$6	$—	$6	$—

As of December 31, 2020, the Company measured the following assets and liabilities at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Real estate equity securities	$97,903	$97,903	$—	$—
Asset derivative - interest rate caps	$1	$—	$1	$—

9. RELATED PARTY TRANSACTIONS
As described further below, the Company has entered into agreements with certain affiliates pursuant to which they provide services to the Company. Keith D. Hall and Peter McMillan III control and indirectly own Pacific Oak Holding Group, LLC (“Pacific Oak Holding”), the Company’s sponsor since November 1, 2019. Pacific Oak Holding is the sole owner of the Advisor, the Company’s advisor since November 1, 2019. Messrs. Hall and McMillan are also two of the Company’s executive officers and directors.
Subject to certain restrictions and limitations, the business of the Company is externally managed by the Advisor pursuant to the Advisory Agreement. The Advisory Agreement is currently effective through November 1, 2021; however the Company or the Advisor may terminate the Advisory Agreement without cause or penalty upon providing 60 days’ written notice. The Advisor conducts the Company’s operations and manages its portfolio of real estate and other real estate-related investments.
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
From the Company’s inception through October 31, 2019, KBS Capital Advisors provided day-to-day management of the Company’s business. The advisory agreement with KBS Capital Advisors terminated on October 31, 2019. On March 27, 2020, the Company issued 3,411,737 shares of Restricted Stock to KBS Capital Advisors pursuant to the Restricted Stock Agreement.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2021
(unaudited)
Pursuant to the terms of the Advisory Agreement, summarized below are the related-party costs incurred by the Company for the three months ended March 31, 2021 and 2020, respectively, and any related amounts payable as of March 31, 2021 and December 31, 2020 (in thousands):

	Incurred		Payable as of
	2021	2020	March 31, 2021	December 31, 2020
Expensed
Asset management fees	$3,852	$2,106	$5,061	$2,837
Property management fees (1)	120	—	—	—
Reimbursable operating expenses (2)	—	93	—	—
Change in subordinated performance fee due upon termination to affiliate (3)	461	—	(3)	(3)
Capitalized
Acquisition fees on real estate (4)	20	—	20	—
Acquisition fees on real estate equity securities	—	99	5	5
Acquisition fee on investment in unconsolidated entities	29	—	29	—
	$4,482	$2,298	$5,115	$2,842
_____________________
(1) Property management fees are for single-family homes under Battery Point and paid to DayMark. These fees are included in the line item “Operating, maintenance, and management cost” in the consolidated statement of operations.
(2) The Advisor may seek reimbursement for certain employee costs under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $71,000 for the three months ended March 31, 2020 and were the only employee costs reimbursed under the Advisory Agreement during these periods. There were no employee cost reimbursements during the three months ended March 31, 2021. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company’s direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company.
(3) Change in estimate of fees payable to KBS Capital Advisors due to the termination of the former advisory agreement with KBS Capital Advisors. See “Subordinated Performance Fee Due Upon Termination to KBS Capital Advisors”, below, for more details.
(4) Acquisition fees associated with asset acquisitions are capitalized, while costs associated with business combinations expensed as incurred.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2021
(unaudited)
Pacific Oak Opportunity Zone Fund I
During the year ended December 31, 2019, the Company acquired 91 Class A Units for $20.6 million in the Pacific Oak Opportunity Zone Fund I, LLC (“Pacific Oak Opportunity Zone Fund I”) and POSOR II (which was acquired by the Company pursuant to the Merger) acquired 13 Class A Units in Pacific Oak Opportunity Zone Fund I for $2.9 million, which are included in investments in unconsolidated entities on the consolidated balance sheets. When the Company acquired the additional 13 Class A Units through the Merger with POSOR II, it was recorded at its fair value of $3.0 million. Additionally, the Company acquired 7 Class A Units for $1.5 million during the year ended December 31, 2020. Pacific Oak Opportunity Zone Fund I is sponsored by Pacific Oak Holding. The Advisor is entitled to certain fees in connection with the fund. Pacific Oak Opportunity Zone Fund I will pay an acquisition fee equal to 1.5% of the purchase price of each asset (including any debt incurred or assumed and significant capital improvement costs budgeted as of the date of acquisition) with a purchase price less than or equal to $25.0 million plus 1.0% of the purchase price in excess of $25.0 million; a quarterly asset management fee equal to 0.25% of the total purchase price of all assets (including any debt incurred or assumed and significant capital improvement costs budgeted as of the date of acquisition) as of the end of the applicable quarter; and a financing fee equal to 0.5% of the original principal amount of any indebtedness they incur (reduced by any financing fee previously paid with respect to indebtedness being refinanced). In the case of investments made through joint ventures, the fees above will be determined based on the Company’s proportionate share of the investment. The Advisor is also entitled to certain distributions paid by the Pacific Oak Opportunity Zone Fund I after the Class A Members have received their preferred return. These fees and distributions have been waived for the Company’s investment. In addition, side letter agreements between the Advisor and Pacific Oak Opportunity Zone Fund I were executed on February 28, 2020 and stipulate that any asset management fees allocable to the Company and waived by Pacific Oak Capital Advisors for Pacific Oak Opportunity Zone Fund I will distributed to the Company. During the three months ended March 31, 2021 the Company recorded $0.2 million of waived asset management fees recorded as equity in income of unconsolidated entities, of which $0.4 million was a receivable as of March 31, 2021.
PORT II
During the year ended December 31, 2020, the Company contributed $5.0 million in PORT II OP, LLC (“PORT II OP”), a wholly owned subsidiary of Pacific Oak Residential Trust II, Inc. ("PORT II"). On August 31, 2020, PORT II entered into an advisory agreement (as subsequently amended and restated on October 9, 2020, “PORT II Advisory Agreement”) with Pacific Oak Residential Advisors, LLC (“PORA”), an affiliate of the Advisor. Pursuant to the PORT II Advisory Agreement, PORT II has engaged PORA to act as its external advisor with respect to PORT II’s operations and assets. Because the Company has separately engaged the Advisor to manage its operations and assets, including its interests in PORT II, on November 12, 2020, the Company and the Advisor agreed to amend their advisory agreement to provide that PORT II’s operations and assets will be managed by PORA and not by the Advisor. In addition, the amendment provides that the Advisor will rebate or offset its fees under its advisory agreement with the Company to the extent of the Company’s indirect economic interest in fees paid by PORT II to PORA (which will be based on the Company’s indirect ownership of PORT II OP, which is the operating partnership of PORT II and the entity ultimately responsible for PORT II’s administrative expenses).
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
PORT II is a Maryland corporation formed and sponsored by the Advisor to acquire, own and operate single family homes as rental properties as well as to acquire and own other interests, including mortgages on or securities related to single family homes.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2021
(unaudited)
Subordinated Performance Fee Due Upon Termination to KBS Capital Advisors
The Company and KBS Capital Advisors agreed to terminate their advisory agreement effective October 31, 2019. In connection with that agreement, the Company agreed to pay KBS Capital Advisors a subordinated performance fee due upon termination in the form of Restricted Stock, to be paid to KBS Capital Advisors upon the filing of its Annual Report on Form 10-K for the year ended December 31, 2019. The number of Restricted Stock to be awarded was set at 3,411,737 shares and was issued on March 27, 2020. This termination payout value to KBS Capital Advisors (the “KBS Termination Fee Value”) was determined based on the Company’s performance from inception through September 30, 2018. In other words, it was based on the Company’s participation fee potential liability to KBS Capital Advisors calculated with respect to the November 12, 2018 estimated value per share. As a result, when the Company hired the Advisor as the Company’s new advisor on November 1, 2019, the Company agreed to a participation fee that was based on the Company’s performance from September 30, 2018. The Restricted Stock vest on November 1, 2021. Within 60 days from vesting of the Restricted Stock, the Company will redeem 50% of the Restricted Stock, with the amount of the cash payment per share determined based on the then most recent net asset value of the shares (which shall not be more than six months old). The remaining vested Restricted Stock (the “Remaining Shares”) shall not be eligible for redemption under the Company’s share redemption program unless the Company has satisfied all outstanding redemption requests from other stockholders, provided that (a) this restriction may be waived in certain situations, such as upon a change of control of the Company and (b) notwithstanding the foregoing, within 60 days after November 1, 2024, the Company shall be required to redeem any Remaining Shares, separate and outside of any general stockholder share redemption program, at the then most recent net asset value per share (which shall not be more than six months old), provided that such outstanding shares are owned or controlled by Charles J. Schreiber, Jr. or the estate of Peter M. Bren, and provided further that pursuant to this clause (b) the Company will only be required to redeem that number Remaining Shares which, when added to any previously redeemed Remaining Shares owned or controlled by Charles J. Schreiber, Jr. or the estate of Peter M. Bren, does not exceed two-thirds of the total number of Remaining Shares.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2021
(unaudited)
10. INVESTMENT IN UNCONSOLIDATED ENTITIES
As of March 31, 2021 and December 31, 2020, the Company’s investments in unconsolidated entities were composed of the following (dollars in thousands):

	Number of Properties as of March 31, 2021			Investment Balance at
Joint Venture		Location	Ownership %	March 31, 2021	December 31, 2020
110 William Joint Venture	1	New York, New York	60.0%	$—	—
353 Sacramento Joint Venture	1	San Francisco, California	55.0%	50,807	49,665
Pacific Oak Opportunity Zone Fund I	3	Various	N/A	25,077	24,996
PORT II OP LP	7	Southaven, Mississippi	N/A	5,005	5,005
				$80,889	$79,666

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
As of March 31, 2021 and December 31, 2020, the book value of the Company’s investment in the 110 William Joint Venture was $0. During the three months ended March 31, 2019, the Company suspended the equity method of accounting and the Company will not record the Company's share of losses and will not record the Company's share of any subsequent income for the 110 William Joint Venture until the Company’s share of net income exceeds the gain recorded and the Company’s share of the net losses not recognized during the period the equity method was suspended. During both of the three months ended March 31, 2021 and March 31, 2020, the Company did not record equity in income from the 110 William Joint venture.
Summarized financial information for the 110 William Joint Venture follows (in thousands):

	March 31, 2021	December 31, 2020
Assets:
Real estate assets, net of accumulated depreciation and amortization	$244,042	$246,166
Other assets	44,101	44,004
Total assets	$288,143	$290,170
Liabilities and equity:
Notes payable, net	$318,238	$316,421
Other liabilities	4,557	5,532
Partners’ deficit	(34,652)	(31,783)
Total liabilities and equity	$288,143	$290,170

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2021
(unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues	$8,093	$7,982
Expenses:
Operating, maintenance, and management	1,993	2,302
Real estate taxes and insurance	1,956	1,823
Depreciation and amortization	3,129	2,643
Interest expense	3,896	3,926
Total expenses	10,974	10,694
Total other income	12	22
Net loss	$(2,869)	$(2,690)
Company’s share of net loss (1)	$(1,721)	$(1,614)
_____________________
(1) The Company suspended the equity method of accounting and did not record the Company's share of losses for both of the three months ended March 31, 2021 and 2020.

Investment in 353 Sacramento Joint Venture
On July 6, 2017, the Company, through an indirect wholly owned subsidiary, entered into an agreement with the Migdal Members to form a joint venture (the “353 Sacramento Joint Venture”). On July 6, 2017, the Company sold a 45% equity interest in an entity that owns an office building containing 284,751 rentable square feet located on approximately 0.35 acres of land in San Francisco, California (“353 Sacramento”) to the Migdal Members. The sale resulted in 353 Sacramento being owned by the 353 Sacramento Joint Venture, in which the Company indirectly owns 55% of the equity interests and the Migdal Members indirectly own 45% in the aggregate of the equity interests. During the three months ended March 31, 2021, the Company contributed an additional $0.9 million into the 353 Sacramento Joint Venture.
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
Summarized financial information for the 353 Sacramento Joint Venture follows (in thousands):

	March 31, 2021	December 31, 2020
Assets:
Real estate assets, net of accumulated depreciation and amortization	$181,186	$182,318
Other assets	22,001	19,810
Total assets	$203,187	$202,128
Liabilities and equity:
Notes payable, net	$109,856	$109,783
Other liabilities	7,345	7,639
Partners’ capital	85,986	84,706
Total liabilities and equity	$203,187	$202,128

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2021
(unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues	$4,639	$4,887
Expenses:
Operating, maintenance, and management	772	680
Real estate taxes and insurance	759	753
Depreciation and amortization	1,867	1,603
Interest expense	869	1,321
Total expenses	4,267	4,357
Net income	$372	$530
Company’s equity in income of unconsolidated joint venture	$243	$328

Investment in Pacific Oak Opportunity Zone Fund I
During the year ended December 31, 2019, the Company acquired 91 Class A Units for $20.6 million in Pacific Oak Opportunity Zone Fund I. Additionally, with the POSOR II Merger, the Company acquired an additional 13 Class A Units with a fair value of $3.0 million and also acquired 7 Class A Units for $1.5 million during the year ended December 31, 2020. As of March 31, 2021, the book value of the Company’s investment in Pacific Oak Opportunity Zone Fund I was $25.1 million, which includes $0.2 million of acquisition fees. As of March 31, 2021, Pacific Oak Opportunity Zone Fund I consolidated three joint ventures with real estate under development. As of March 31, 2021, the Company has concluded that Pacific Oak Opportunity Zone Fund I qualifies as a Variable Interest Entity (“VIE”) because there is insufficient equity at risk to finance the entity’s activities and the entity is structured with non-substantive voting rights. The Company concluded it is not the primary beneficiary of this VIE since it does not have the power to direct the activities that most significantly impact the entity’s economic performance and will account for its investment under the equity method of accounting.
During the three months ended March 31, 2021, the Company recognized a $0.2 million loss related to this investment. The Company’s maximum exposure to loss as a result of its involvement with this VIE is limited to the carrying value of the investment in Pacific Oak Opportunity Zone Fund I which totaled $25.1 million as of March 31, 2021.
PORT II
PORT II is a Maryland corporation formed and sponsored by the Advisor to acquire, own and operate single family homes as rental properties as well as to acquire and own other interests, including mortgages on or securities related to single family homes. As of March 31, 2021, the Company has contributed $5.0 million in capital to PORT II OP. The Company made its investment through PORT OP, of which the Company owns 96.1% of PORT II OP as of March 31, 2021. As of March 31, 2021, the Company has concluded that PORT II OP qualifies as a VIE because there is insufficient equity at risk to finance the entity’s activities and the entity is structured with non-substantive voting rights. The Company concluded it is not the primary beneficiary of this VIE since it does not have the power to direct the activities that most significantly impact the entity’s economic performance and will account for its investment under the equity method of accounting.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2021
(unaudited)
11. SUPPLEMENTAL CASH FLOW AND SIGNIFICANT NONCASH TRANSACTION DISCLOSURES
Supplemental cash flow and significant noncash transaction disclosures were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Supplemental Disclosure of Cash Flow Information:
Interest paid, net of capitalized interest of $559 and $901 for the three months ended March 31, 2021 and 2020, respectively	$11,227	$8,184
Supplemental Disclosure of Significant Noncash Transactions:
Accrued improvements to real estate	3,906	2,699
Redeemable common stock payable	11	623
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	—	262

12. REPORTING SEGMENTS
The Company recognizes three reporting segments for the three months ended March 31, 2021 and consists of strategic opportunistic properties, single-family homes and hotels. All corporate related costs are included in the strategic opportunistic properties segment to align with how financial information is presented to the chief operating decision maker. The Company recognized two reporting segments for the three months ended March 31, 2020. The selected financial information for reporting segments for the three months ended March 31, 2021 and 2020 are as follows (in thousands):

	Three Months Ended March 31, 2021
	Strategic Opportunistic Properties	Single-Family Homes	Hotels	Total
Total revenues	$31,063	$5,306	$2,575	$38,944
Total expenses	(31,594)	(6,184)	(5,651)	(43,429)
Total other income	10,504	23	—	10,527
Net income (loss)	$9,973	$(855)	$(3,076)	$6,042

	Three Months Ended March 31, 2020
	Strategic Opportunistic Properties	Single-Family Homes	Hotels	Total
Total revenues	$21,752	$2,849	$—	$24,601
Total expenses	(12,896)	(3,540)	—	(16,436)
Total other loss	(25,804)	—	—	(25,804)
Net loss	$(16,948)	$(691)	$—	$(17,639)

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2021
(unaudited)
Total assets and goodwill related to the reporting segments as of March 31, 2021 and December 31, 2020 are as follows (in thousands):

	March 31, 2021
	Strategic Opportunistic Properties	Single-Family Homes	Hotels	Total
Total assets	$1,420,296	$194,889	$146,868	$1,762,053
Goodwill	12,297	—	4,045	16,342

	December 31, 2020
	Strategic Opportunistic Properties	Single-Family Homes	Hotels	Total
Total assets	$1,404,509	$182,486	$144,670	$1,731,665
Goodwill	12,297	—	4,045	16,342

13. PORT MEZZANINE EQUITY
The Company has authorized and issued preferred stock from a subsidiary. The Company has elected to use the measurement method described under ASC 480-10-S99-3A, paragraph 15(b), resulting in the common and preferred stock being classified in mezzanine equity and measured based on the estimated future redemption value as of March 31, 2021.
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
The following is a reconciliation of the Company’s noncontrolling cumulative convertible redeemable preferred stock for the three months ended March 31, 2021 and 2020 (dollars in thousands):

	Series A Preferred Stock		Series B Preferred Stock
	Shares	Amounts	Shares	Amounts
Balance, December 31, 2020	15,000	$15,134	125	$99
Dividends Available Upon Redemption	—	225	—	—
Dividends Paid	—	(225)	—	—
Balance, March 31, 2021	15,000	$15,134	125	$99

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2021
(unaudited)

	Series A Preferred Stock		Series B Preferred Stock
	Shares	Amounts	Shares	Amounts
Balance, December 31, 2019	15,000	$14,909	125	$99
Dividends Available Upon Redemption	—	365	—	—
Dividends Paid	—	(140)	—	—
Balance, March 31, 2020	15,000	$15,134	125	$99

On July 1, 2020, the Company acquired, through its subsidiaries, Battery Point Trust Inc., a Maryland corporation (“Battery Point”). Battery Point is a real estate investment trust that owned, at the time of acquisition, 559 single-family rental homes throughout the Midwestern and Southeastern United States.
All of these assets are held by the Company through its subsidiary, PORT OP (formerly known as Reven Housing REIT OP, L.P.).
The Company acquired Battery Point by acquiring all the 1,000,000 outstanding shares of Battery Point common stock from BPT Holdings, LLC (“BPT Holdings”), a partially owned subsidiary of the Advisor. The Advisor is the Company’s external advisor and is owned and controlled by Keith D. Hall, the Company’s Chief Executive Officer and a director, and Peter M. McMillan, the Company’s President and Chairman of the Board. In exchange, BPT Holdings received 510,816 common equity units in PORT OP, approximately 4.5% of the outstanding common equity units, as of July 1, 2020. The value of the interests exchanged was estimated by the participants at approximately $3.0 million. The common equity units issued to BPT Holdings are redeemable after one year at the request of BPT Holdings for all or a portion of the common equity units at a redemption price equal to and in the form of cash based on the unit price of PORT OP. The following table summarizes the redeemable non-controlling interest activity related to the PORT OP equity units held by BPT Holdings for the three months ended March 31, 2021 (in thousands):

December 31, 2020	$2,968
Net loss attributable to redeemable noncontrolling interest	(32)
March 31, 2021	$2,936

14. COMMITMENTS AND CONTINGENCIES
The Company owns two hotels, Springmaid Beach Resort and Q&C Hotel. The operation for both hotels are externally managed by third-party hotel operators, in which the Company have contractual obligations under the management agreements.
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
March 31, 2021
(unaudited)
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
During the three months ended March 31, 2021, the Company incurred $0.1 million of fees related to the management agreement, which are included in hotel expenses on the accompanying consolidated statements of operations.
Q&C Hotel
A wholly owned subsidiary of the joint venture through which the Company leases the operations of the Q&C Hotel (“Q&C Hotel Operations”) has entered into a management agreement with Encore Hospitality, LLC (“Encore Hospitality”), an affiliate of the joint venture partner, pursuant to which Encore Hospitality will manage and operate the Q&C Hotel. The management agreement expires on December 17, 2035. Subject to certain conditions, Encore Hospitality may extend the term of the agreement for a period of five years. Pursuant to the management agreement Encore Hospitality will receive a base fee, which is 4.0% of gross revenue (as defined in the management agreement). During the three months ended March 31, 2021, the Company incurred $22,000 of fees related to the management agreement, which are included in hotel expenses on the accompanying consolidated statements of operations.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2021
(unaudited)
Q&C Hotel Operations has also entered into a franchise agreement with Marriott International (“Marriott”) pursuant to which Marriott has granted Q&C Hotel Operations a limited, non-exclusive license to establish and operate the Q&C Hotel using certain of Marriott’s proprietary marks and systems and the hotel was branded as a Marriott Autograph Collection hotel on May 25, 2016. The franchise agreement will expire on May 25, 2041. Pursuant to the franchise agreement, Q&C Hotel Operations pays Marriott a monthly franchise fee equal to a percent of gross room sales on a sliding scale that is initially 2% and increases to 5% on May 25, 2019 and a monthly marketing fund contribution fee equal to 1.5% of the Q&C Hotel’s gross room sales. In addition, the franchise agreement requires the maintenance of a reserve account to fund all renovations at the hotel based on a percentage of gross revenues which starts at 2% of gross revenues and increases to 5% of gross revenues on May 25, 2019. Q&C Hotel Operations is also responsible for the payment of certain other fees, charges and costs as set forth in the agreement. During the three months ended March 31, 2021, the Company incurred $0.1 million of fees related to the Marriott franchise agreement, which are included in hotel expenses on the accompanying consolidated statement of operations.
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
Lease Obligations
As of March 31, 2021, the Company’s lease and rights to a leasehold interest with respect to 210 West 31st, which was accounted for as a finance lease, are included in the consolidated balance sheet as follows:

Right-of-use asset (included in real estate held for investment, net)	$9,258
Lease obligation (included in other liabilities)	9,298

Remaining lease term	92.8 years
Discount rate	4.8%

The components of lease expense were as follows:
Interest on lease obligation	114

As of March 31, 2021, the Company had a leasehold interest expiring on 2114. Future minimum lease payments owed by the Company under the finance lease as of March 31, 2021 are as follows (in thousands):

April 1, 2021 through December 31, 2021	$270
2022	360
2023	360
2024	360
2025	393
Thereafter	52,563
Total expected minimum lease obligations	54,306
Less: Amount representing interest (1)	(45,008)
Present value of net minimum lease payments (2)	$9,298
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2021
(unaudited)
Paycheck Protection Program
On February 10, 2021 and March 13, 2021, the Company, through wholly owned subsidiaries of joint ventures, entered into Paycheck Protection Program Promissory (“PPP”) notes for the Q&C Hotel and Springmaid Beach Resort and received funding of $0.6 million and $1.8 million, respectively. The PPP notes are supplementing payroll costs for the third-party managers of the joint ventures. In accordance with the requirements of the CARES Act, at least 60% of the proceeds used to date have been used to pay eligible payroll costs. Under the requirements of the CARES Act, the loan may be fully forgiven if (i) proceeds are used to pay eligible payroll costs, rent, mortgage interest and utilities and (ii) full-time employee headcount and salaries are either maintained during the applicable twenty-four-week period after loan origination. Any forgiveness of the loan will be subject to approval by the U.S. Small Business Administration (the “SBA”) and will require the Company to apply for such treatment in the future. While the Company may apply for forgiveness of the PPP notes in accordance with the requirements and limitations under the CARES Act and the SBA regulations and requirements, no assurance can be given that any portion of the PPP notes will be forgiven. As of March 31, 2021 and December 31, 2020, the PPP notes balance was $3.9 million and $1.5 million and recorded in other liabilities in the accompanying consolidated balance sheets, respectively.
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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Although there can be no assurance, the Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations as of March 31, 2021. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities.
COVID-19
During the first quarter of 2020 and subsequent periods, efforts to slow the spread of the COVID-19 virus have had a significant impact on the U.S. economy. The Company continues to follow the policies described in Note 2 to the Consolidated Financial Statements contained in our 2020 Annual Report on Form 10-K, including those related to impairments of real estate assets and investments in unconsolidated affiliates, collectability assessments on operating lease receivables. While the results of our current analyses did not result in any material adjustments to amounts as of and during the three months ended March 31, 2021, circumstances related to the COVID-19 pandemic may result in recording impairments and lease modifications or adjustments to rental revenues for lease payments deemed not probably of collection in future periods.
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
March 31, 2021
(unaudited)
15. SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Notes Payable Refinancing
On April 6, 2021, the Company refinanced the PORT Mortgage Loan 3 and the Battery Point Trust Mortgage Loan with a mortgage loan from unaffiliated lenders (the “Refinancing”) for borrowings up to $60.0 million. At closing, $51.4 million of the loan was funded and the remaining $8.6 million was available for future disbursements, subject to certain terms and conditions contained in the loan documents. The Refinancing is interest only with an annual fixed rate of 3.90% and has a maturity date of April 10, 2026. In connection with the execution of the Refinancing, Pacific Oak SOR Equity Holdings X LLC, a wholly owned subsidiary, is providing an unconditional guarantee and will be held liable, as a primary obligor for the Company’s obligations under the Refinancing.
Subsequent Acquisitions
On April 6, 2021, the Company, through a wholly owned subsidiary of PORT OP, acquired a single-family home portfolio consisting of 23 homes in multiple states for $2.0 million. The portfolio was purchased from DayMark Master Trust, an entity affiliated with the Advisor.

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
•All of our executive officers and some of our directors and other key real estate and debt finance professionals are also officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor, our dealer manager and other Pacific Oak-affiliated entities. As a result, they face conflicts of interest, including significant conflicts created by our advisor’s compensation arrangements with us and other Pacific Oak-advised programs and investors and conflicts in allocating time among us and these other programs and investors. These conflicts could result in unanticipated actions. Fees paid to our advisor in connection with transactions involving the origination, acquisition and management of our investments are based on the cost of the investment, not on the quality of the investment or services rendered to us. This arrangement could influence our advisor to recommend riskier transactions to us.
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
•We have focused, and may continue to focus, our investments in non-performing real estate and real estate-related loans, real estate-related loans secured by non-stabilized assets and real estate-related securities, which involve more risk than investments in performing real estate and real estate-related assets
All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission (the “SEC”).
Overview
We were formed on October 8, 2008 as a Maryland corporation, elected to be taxed as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2010 and intend to operate in such manner. KBS Capital Advisors LLC (“KBS Capital Advisors”) was our advisor from inception through October 31, 2019. On October 31, 2019, KBS Capital Advisors ceased to serve as our advisor or have any advisory responsibility to us immediately following the filing of our Quarterly Report on Form 10-Q for the period ending September 30, 2019 with the SEC, which was filed on November 8, 2019. On November 1, 2019, we entered into a new advisory agreement with Pacific Oak Capital Advisors, LLC (“Pacific Oak Capital Advisors”), which was renewed on November 1, 2020. The advisory agreement is currently effective through November 1, 2021; however, we or Pacific Oak Capital Advisors may terminate the advisory agreement without cause or penalty upon providing 60 days’ written notice.
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
On January 8, 2009, we filed a registration statement on Form S-11 with the SEC to offer a minimum of 250,000 shares and a maximum of 140,000,000 shares of common stock for sale to the public, of which 100,000,000 shares were registered in our primary offering and 40,000,000 shares were registered under our dividend reinvestment plan. We ceased offering shares of common stock in our primary offering on November 14, 2012. We sold 56,584,976 shares of common stock in the primary offering for gross offering proceeds of $561.7 million. We continue to offer shares of common stock under the dividend reinvestment plan. As of March 31, 2021, we had sold 6,851,969 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $76.5 million. Also as of March 31, 2021, we had redeemed 24,129,688 of the shares sold in our offering for $288.5 million. As of March 31, 2021, we had issued 25,976,746 shares of common stock in connection with special dividends. Additionally, on December 29, 2011 and October 23, 2012, we issued 220,994 shares and 55,249 shares of common stock, respectively, for $2.0 million and $0.5 million, respectively, in private transactions exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.
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
On March 4, 2021, we issued debentures (series A) in the amount of 250.0 million Israeli new Shekels par value through a private placement. The debentures were issued at a 1.9% discount resulting in total consideration of 245.3 million Israeli new Shekels ($74.2 million as of March 4, 2021). The additional debentures shall have an equal level of security, pari passu, amongst themselves and between them and the Series A Debentures, which were initially issued, without any right of precedence or preference between any of them
As of March 31, 2021, we consolidated nine office properties, one office portfolio consisting of four office buildings and 14 acres of undeveloped land, two apartment properties, two hotel properties, one residential home portfolio consisting of 1,786 single-family homes, three investments in undeveloped land with approximately 1,000 developable acres and owned four investments in unconsolidated entities and three investments in real estate equity securities. Additionally, as of March 31, 2021, we had entered into a consolidated joint venture to develop one office/retail property.
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
During the first quarter of 2020 and subsequent periods, efforts to slow the spread of the COVID-19 virus have had a significant impact on the U.S. economy. While our current analyses did not result in any material adjustments to amounts as of and during the three months ended March 31, 2021, circumstances related to the COVID-19 pandemic may result in recording impairments, lease modifications and changes to collectability assessments in future periods. The extent to which COVID-19 impacts our business, operations and financial results will depend on numerous evolving factors, many of which are not within management’s control, and that we are unable to predict at this time, including but not limited to: the duration and scope of the pandemic; the pandemic’s impact on current and future economic activity; and the actions of governments, businesses and individuals in response to the COVID-19 pandemic.

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
We sold 56,584,976 shares of common stock in the primary portion of our initial public offering for gross offering proceeds of $561.7 million. We ceased offering shares in the primary portion of our initial public offering on November 14, 2012. We continue to offer shares of common stock under the dividend reinvestment plan. As of March 31, 2021, we had sold 6,851,969 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $76.5 million. To date, we have invested all of the net proceeds from our initial public offering in real estate and real estate-related investments. We intend to use our cash on hand, proceeds from asset sales, proceeds from debt financing, cash flow generated by our real estate operations and real estate-related investments and proceeds from our dividend reinvestment plan as our primary sources of immediate and long-term liquidity.
On February 10, 2021 and March 13, 2021, we, through our wholly owned subsidiaries of joint ventures, entered into Paycheck Protection Program Promissory (“PPP”) notes for the Q&C Hotel and Springmaid Beach Resort and received funding of $0.6 million and $1.8 million, respectively. The PPP notes are supplementing payroll costs for the third-party managers of the joint ventures. In accordance with the requirements of the CARES Act, at least 60% of the proceeds used to date have been used to pay eligible payroll costs. Under the requirements of the CARES Act, the loan may be fully forgiven if (i) proceeds are used to pay eligible payroll costs, rent, mortgage interest and utilities and (ii) full-time employee headcount and salaries are either maintained during the applicable twenty-four-week period after loan origination. Any forgiveness of the loan will be subject to approval by the U.S. Small Business Administration (the “SBA”) and will require the Company to apply for such treatment in the future. While we may apply for forgiveness of the PPP notes in accordance with the requirements and limitations under the CARES Act and the SBA regulations and requirements, no assurance can be given that any portion of the PPP notes will be forgiven. As of March 31, 2021 and December 31, 2020, the PPP notes balance was $3.9 million and $1.5 million and recorded in other liabilities in the accompanying consolidated balance sheets, respectively.
Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures and corporate general and administrative expenses. Cash flow from operations from our real estate investments is primarily dependent upon the occupancy levels of our properties, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of March 31, 2021, our office properties were collectively 76% occupied, our residential home portfolio was 94% occupied and our apartment properties were 89% occupied. As of April 2021, we collected 93% of total charged rent for the month of March 2021.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Our investments in hotel properties generate cash flow in the form of room, food, beverage and convention services, campground and other revenues, which are reduced by hotel expenses, capital expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our hotel properties are primarily dependent upon the occupancy levels of our hotels, the average daily rates and how well we manage our expenditures. The following table provides summary information regarding our hotel properties for the three months ended March 31, 2021:

Property	Number of Rooms	Percentage Occupied for the Three Months Ended March 31, 2021	Average Daily Rate for the Three Months Ended March 31, 2021	Average Revenue per Available Room for the Three Months Ended March 31, 2021
Springmaid Beach Resort	453	26.9%	$111.82	$30.11
Q&C Hotel	196	24.3%	$104.11	$25.24
Investments in real estate equity securities generate cash flow in the form of dividend income, which is reduced by asset management fees. As of March 31, 2021, we had three investments in real estate equity securities outstanding with a total carrying value of $94.2 million.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended March 31, 2021 did not exceed the charter-imposed limitation.
For the three months ended March 31, 2021, our cash needs for capital expenditures, redemptions of common stock and debt servicing were met with proceeds from dispositions of real estate, real estate equity securities and undeveloped land, proceeds from debt financing, proceeds from our dividend reinvestment plan and cash on hand. Operating cash needs during the same period were met through cash flow generated by our real estate and real estate-related investments and cash on hand. As of March 31, 2021, we had outstanding debt obligations in the aggregate principal amount of $1.1 billion, with a weighted-average remaining term of 1.4 years. As of March 31, 2021, we had a total of $592.4 million of debt obligations scheduled to mature within 12 months of that date. We plan to exercise our extension options available under our loan agreements or pay down or refinance the related notes payable prior to their maturity dates.
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
Cash Flows from Operating Activities
As of March 31, 2021, we consolidated nine office properties, one office portfolio consisting of four office buildings and 14 acres of undeveloped land, two apartment properties, two hotel properties, one residential home portfolio consisting of 1,786 single-family homes, three investments in undeveloped land with approximately 1,000 developable acres and owned four investments in unconsolidated entities and three investments in real estate equity securities. Additionally, as of March 31, 2021, we had entered into a consolidated joint venture to develop one office/retail property. During the three months ended March 31, 2021, net cash used in operating activities was $1.3 million. We expect that our cash flows from operating activities will increase in future periods as a result of leasing additional space that is currently unoccupied and anticipated future acquisitions of real estate and real estate-related investments. However, our cash flows from operating activities may decrease to the extent that we dispose of additional assets.
Cash Flows from Investing Activities
Net cash provided by investing activities was $6.9 million for the three months ended March 31, 2021 and primarily consisted of the following:
•Proceeds from the sale of real estate equity securities of $14.4 million;
•Improvements to real estate of $4.4 million;
•Acquisition of real estate of $2.0 million; and
•Investment of unconsolidated entities of $1.2 million.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Cash Flows from Financing Activities
Net cash provided by financing activities was $36.0 million for the three months ended March 31, 2021 and consisted primarily of the following:
•$34.7 million of net cash provided by debt and other financings as a result of proceeds from notes payable of $97.1 million, partially offset by principal payments on notes and bonds payable of $61.3 million and payments of deferred financing costs of $1.1 million;
•$2.4 million of cash provided by PPP Notes;
•$0.9 million of cash used for redemptions of common stock; and
•$0.2 million of cash distributions to preferred stockholders.
In order to execute our investment strategy, we utilize secured debt and we may, to the extent available, utilize unsecured debt, to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinancing and interest risks, are properly balanced with the benefit of using leverage. There is no limitation on the amount we may borrow for any single investment. Our charter limits our total liabilities such that our total liabilities may not exceed 75% of the cost of our tangible assets; however, we may exceed that limit if a majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our common stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of March 31, 2021, our borrowings and other liabilities were both approximately 67% of the cost (before depreciation and other noncash reserves) and the book value (before depreciation) of our tangible assets.
In March 2016, we, through a wholly-owned subsidiary, issued 970.2 million Israeli new Shekels (approximately $249.2 million as of March 8, 2016) in 4.25% bonds to investors in Israel pursuant to a public offering registered in Israel. The Series A Debentures have a seven year term, with principal payable in five equal annual installments from 2019 to 2023.
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
On March 4, 2021, we issued additional Series A Debentures in the amount of 250.0 million Israeli new Shekels par value through a private placement. The additional Series A Debentures were issued at a 1.9% discount resulting in total consideration of 245.3 million Israeli new Shekels ($74.2 million as of March 4, 2021). The additional Series A Debentures have an equal level of security, pari passu, amongst themselves and between them and the initial Series A Debentures, which were initially issued, without any right of precedence or preference between any of them.
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
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of March 31, 2021 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2021	2022-2023	2024-2025	Thereafter
Outstanding debt obligations (1)	$1,133,532	$443,911	$546,621	$102,543	$40,457
Interest payments on outstanding debt obligations (2)	59,927	23,608	25,236	9,124	1,959
Finance lease obligation	54,306	270	720	753	52,563
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts, maturity dates, foreign currency rates and interest rates in effect at March 31, 2021. We incurred interest expense of $9.7 million, excluding amortization of deferred financing costs of $0.8 million and including interest capitalized of $0.6 million, for the three months ended March 31, 2021.
Results of Operations
Overview
As of March 31, 2020, we consolidated six office properties, one office portfolio consisting of four office buildings and 14 acres of undeveloped land, one apartment property and three investments in undeveloped land with approximately 1,000 developable acres, one residential home portfolio consisting of 993 single-family homes and owned five investments in unconsolidated entities and three investments in real estate equity securities. As of March 31, 2021, we consolidated nine office properties, one office portfolio consisting of four office buildings and 14 acres of undeveloped land, two apartment properties, two hotel properties, one residential home portfolio consisting of 1,786 single-family homes, three investments in undeveloped land with approximately 1,000 developable acres and owned four investments in unconsolidated entities and three investments in real estate equity securities. Additionally, as of March 31, 2021, we had entered into a consolidated joint venture to develop one office/retail property. Our results of operations for the three months ended March 31, 2021 may not be indicative of those in future periods due to acquisition and disposition activities and COVID-19 related impacts. Additionally, the occupancy in our properties has not been stabilized. As of March 31, 2021, our office properties were collectively 76% occupied, our residential home portfolio was 94% occupied and our apartment property was 89% occupied. However, due to the amount of near-term lease expirations, we do not put significant emphasis on quarterly changes in occupancy (positive or negative) in the short run. Our underwriting and valuations are generally more sensitive to “terminal values” that may be realized upon the disposition of the assets in the portfolio and less sensitive to ongoing cash flows generated by the portfolio in the years leading up to an eventual sale. There are no guarantees that occupancies of our assets will increase, or that we will recognize a gain on the sale of our assets. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of leasing additional space and acquiring additional assets but decrease due to disposition activity.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Comparison of the three months ended March 31, 2021 versus the three months ended March 31, 2020
The following table provides summary information about our results of operations for the three months ended March 31, 2021 and 2020 (dollar amounts in thousands):

	Three Months Ended March 31,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions/ Dispositions (1)	$ Change Due to Investments Held Throughout Both Periods (2)
	2021	2020
Rental income	$32,648	$22,151	$10,497	47%	$10,483	$14
Hotel revenues	2,575	—	2,575	100%	2,575	—
Other operating income	968	971	(3)	—%	241	(244)
Dividend income from real estate equity securities	2,753	1,479	1,274	86%	1,274	—
Operating, maintenance, and management costs	10,433	7,572	2,861	38%	3,301	(440)
Real estate taxes and insurance	5,289	3,428	1,861	54%	1,923	(62)
Hotel expenses	3,390	—	3,390	100%	3,390	—
Asset management fees to affiliate	3,852	2,106	1,746	83%	1,454	292
General and administrative expenses	1,869	2,546	(677)	(27)%	n/a	n/a
Foreign currency transaction gain, net	(8,346)	(14,996)	6,650	(44)%	n/a	n/a
Depreciation and amortization	17,001	8,984	8,017	89%	8,280	(263)
Interest expense	9,941	6,796	3,145	46%	4,420	(1,275)
Equity in income of unconsolidated entities, net	169	328	(159)	(48)%	—	(159)
Other interest income	45	270	(225)	(83)%	n/a	n/a
Gain (loss) on real estate equity securities	10,753	(26,454)	37,207	(141)%	n/a	n/a
Gain on sale of real estate	21	—	21	100%	21	—
Change in subordinated performance fee due upon termination to affiliate	461	—	461	100%	n/a	n/a
_____________________
(1) Represents the dollar amount increase (decrease) for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 related to real estate and real estate-related investments acquired or disposed on or after January 1, 2020.
(2) Represents the dollar amount increase (decrease) for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 with respect to real estate and real estate-related investments owned by us during the entirety of both periods presented.
Rental income increased from $22.2 million for the three months ended March 31, 2020 to $32.6 million for the three months ended March 31, 2021, primarily as a result of properties acquired in 2020 and an overall increase in rental rates for properties held throughout both periods. The occupancy of our office properties held throughout both periods decreased from 81% as of March 31, 2020 to 78% as of March 31, 2021. Annualized base rent per square foot increased from $24.49 as of March 31, 2020 to $26.17 as of March 31, 2021 related to office properties held throughout both periods. We expect rental income to increase in future periods as a result of leasing additional space and to the extent we acquire additional properties, but to decrease to the extent we dispose of properties.
Other operating income was $1.0 million for both of the three months ended March 31, 2021 and 2020. We expect other operating income to increase in future periods as a result of leasing additional space, increases in parking income as we stabilize properties and to the extent we acquire additional properties, but to decrease to the extent we dispose of properties.
Dividend income from real estate equity securities increased from $1.5 million for the three months ended March 31, 2020 to $2.8 million for the three months ended March 31, 2021, primarily as a result of real estate equity securities acquired subsequent to March 31, 2020, partially offset by the sale of equity securities subsequent to March 31, 2020. We expect dividend income from real estate equity securities to vary in future periods as a result of the timing of dividends declared and investment activity.
Property operating costs increased from $7.6 million for the three months ended March 31, 2020 to $10.4 million for the three months ended March 31, 2021 and real estate taxes and insurance increased from $3.4 million for the three months ended March 31, 2020 to $5.3 million for the three months ended March 31, 2021, primarily as a result of properties acquired in 2020. We expect property operating costs and real estate taxes and insurance to increase in future periods to the extent we acquire additional properties, increasing occupancy of our real estate assets and general inflation, but to decrease to the extent we dispose of properties.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Asset management fees increased from $2.1 million for the three months ended March 31, 2020 to $3.9 million for the three months ended March 31, 2021, primarily as a result of properties acquired in 2020. We expect asset management fees to increase in future periods to the extent we acquire additional properties, but to decrease to the extent we dispose of properties.
General and administrative expenses decreased from $2.5 million for the three months ended March 31, 2020 to $1.9 million for the three months ended March 31, 2021, primarily due to legal and advisory expenses of $1.1 million related to the proposed merger with Pacific Ok Strategic Opportunity REIT II incurred during the three months ended March 31, 2020. We expect general and administrative expenses to fluctuate in future periods based on investment and disposition activity as well as costs incurred to evaluate strategic transactions.
We recognized a $8.3 million foreign currency transaction gain, net for the three months ended March 31, 2021 and $15.0 million of foreign currency transaction gain, net, for the three months ended March 31, 2020, related to the debentures in Israel. These debentures are denominated in Israeli new Shekels and we expect to recognize foreign transaction gains and losses based on changes in foreign currency exchange rates. During the three months ended March 31, 2020, we recognized a $6.0 million gain related to the foreign currency collars and a $9.0 million foreign currency transaction gain.
Depreciation and amortization increased from $9.0 million for the three months ended March 31, 2020 to $17.0 million for the three months ended March 31, 2021, primarily as a result of properties acquired in 2020 and capital expenditures. We expect depreciation and amortization to increase in future periods as a result of owning the property acquired during 2020 for an entire period and to the extent we acquire additional properties, but to decrease as a result of amortization of tenant origination costs related to lease expirations and disposition of properties.
Interest expense increased from $6.8 million for the three months ended March 31, 2020 to $9.9 million for the three months ended March 31, 2021, primarily as a result of increased borrowings related to properties acquired in 2020 and partially offset by the 2021 Debentures principal installment payments of 194.0 Israeli new Shekels (approximately $56.6 million as of March 31, 2020 and $58.9 million as of March 1, 2021) and decreased one-month LIBOR rates during the three months ended March 31, 2021. Excluded from interest expense was $0.6 million and $0.7 million of interest capitalized to our investments in undeveloped land during the three months ended March 31, 2021 and 2020, respectively. Our interest expense in future periods will vary based on interest rate fluctuations, the amount of interest capitalized and our level of future borrowings, which will depend on the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives and will decrease to the extent we dispose of properties and paydown debt, including annual principal installment payments on the Debentures.
Loss on real estate equity securities was $26.5 million for the three months ended March 31, 2020. Gain on real estate equity securities was $10.8 million for the three months ended March 31, 2021. We expect gains and losses on real estate equity securities to fluctuate in future periods as a result of changes in share prices of our investments in real estate equity securities.

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculations of MFFO and Adjusted MFFO, for the three months ended March 31, 2021 and 2020 (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended March 31,
	2021	2020
Net income (loss) attributable to common stockholders	$6,512	$(17,972)
Depreciation of real estate assets	9,249	5,610
Amortization of lease-related costs	7,752	3,374
Gain on sale of real estate (1)	(21)	—
(Gain) loss on real estate equity securities	(10,753)	26,454
Adjustments for noncontrolling interests - consolidated entities (2)	(451)	(73)
Adjustments for investments in unconsolidated entities (3)	1,126	853
FFO attributable to common stockholders	13,414	18,246
Straight-line rent and amortization of above- and below-market leases	(1,411)	(1,204)
Amortization of net premium/discount on bond and notes payable	482	(25)
Unrealized loss (gain) on interest rate caps	13	(14)
Mark-to-market foreign currency transaction gain, net	(8,346)	(14,996)
Adjustments for noncontrolling interests - consolidated entities (2)	(51)	12
Adjustments for investments in unconsolidated entities (3)	(136)	(812)
MFFO attributable to common stockholders	3,965	1,207
Other capitalized operating expenses (4)	(679)	(1,012)
Change in subordinated performance fee due upon termination to affiliate	461	—
Adjusted MFFO attributable to common stockholders	$3,747	$195
_____________________
(1) Reflects an adjustment to eliminate gain on sale of real estate.
(2) Reflects adjustments to eliminate the noncontrolling interest holders’ share of the adjustments to convert our net income (loss) attributable to common stockholders to FFO, MFFO and Adjusted MFFO.
(3) Reflects adjustments to add back our noncontrolling interest share of the adjustments to convert our net income (loss) attributable to common stockholders to FFO, MFFO and Adjusted MFFO for our equity investments in unconsolidated entities.
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
Distributions
There were no distributions declared for the three months ended March 31, 2021. Our net income attributable to common stockholders for the three months ended March 31, 2021 was $6.5 million and our cash flows used in operations were $1.3 million. Our cumulative distributions paid and net income attributable to common stockholders from inception through March 31, 2021 were $195.4 million and $126.9 million, respectively. We have funded our cumulative distributions paid, which includes net cash distributions and distributions reinvested by stockholders, with proceeds from debt financing of $18.7 million, proceeds from the dispositions of property of $83.4 million and cash provided by operations of $93.3 million. To the extent that we pay distributions from sources other than our cash flow from operations or gains from asset sales, we will have fewer funds available for investment in real estate-related loans, opportunistic real estate, real estate-related debt securities and other real estate-related investments, the overall return to our stockholders may be reduced and subsequent investors may experience dilution.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Critical Accounting Policies
Our consolidated interim financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. These judgments will affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC. There have been no significant changes to our policies during 2021.
Subsequent Events
We evaluate subsequent events up until the date the consolidated financial statements are issued.
Notes Payable Refinancing
On April 6, 2021, we refinanced the PORT Mortgage Loan 3 and the Battery Point Trust Mortgage Loan with a mortgage loan from unaffiliated lenders (the “Refinancing”) for borrowings up to $60.0 million. At closing, $51.4 million of the loan was funded and the remaining $8.6 million was available for future disbursements, subject to certain terms and conditions contained in the loan documents. The Refinancing is interest only with an annual fixed rate of 3.90% and has a maturity date of April 10, 2026. In connection with the execution of the Refinancing, Pacific Oak SOR Equity Holdings X LLC, a wholly owned subsidiary, is providing an unconditional guarantee and will be held liable, as a primary obligor for our obligations under the Refinancing.
Subsequent Acquisitions
On April 6, 2021, we acquired a single-family home portfolio consisting of 23 homes in multiple states for $2.0 million. The portfolio was purchased from DayMark Master Trust, an entity affiliated with the Advisor.

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
As of March 31, 2021, we held 193.1 million Israeli new Shekels and 21.2 million Israeli new Shekels in cash and restricted cash, respectively. In addition, as of March 31, 2021, we had bonds outstanding and the related interest payable in the amounts of 892.1 million Israeli new Shekels and 3.9 million Israeli new Shekels, respectively. Foreign currency exchange rate risk is the possibility that our financial results could be better or worse than planned because of changes in foreign currency exchange rates. Based solely on the remeasurement for the three months ended March 31, 2021, if foreign currency exchange rates were to increase or decrease by 10%, our net income would increase or decrease by approximately $18.5 million and $22.7 million, respectively, for the same period.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 3. Quantitative and Qualitative Disclosures about Market Risk (continued)
We borrow funds at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of March 31, 2021, the fair value of our Pacific Oak SOR (BVI) Holdings, Ltd. Series A and Series B Debentures was $191.6 million and $71.4 million, respectively, and the outstanding principal balance was $190.9 million and $76.0 million, respectively. As of March 31, 2021, excluding the Pacific Oak SOR (BVI) Holdings, Ltd. Series A and Series B Debentures, the fair value of our fixed rate debt was $84.3 million and the outstanding principal balance of our fixed rate debt was $79.6 million. The fair value estimate of our Pacific Oak SOR (BVI) Holdings, Ltd. Series A and Series B Debentures were calculated using the quoted bond price as of March 31, 2021 on the Tel Aviv Stock Exchange of 100.68 and 94.52 Israeli new Shekels, respectively. The fair value estimate of our fixed rate debt was calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of March 31, 2021. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting changes in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on variable rate debt would change our future earnings and cash flows, but would not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. As of March 31, 2021, we had entered into six separate interest rate caps with an aggregate notional of $268.1 million which effectively limits our exposure to increases in one-month LIBOR above certain thresholds. Based on interest rates as of March 31, 2021, if interest rates were 100 basis points higher or lower during the 12 months ending March 31, 2022, interest expense on our variable rate debt would increase or decrease by $7.2 million and $0.6 million, respectively.
The weighted-average interest rates of our fixed rate debt and variable rate debt as of March 31, 2021 were 4.4% and 2.7%, respectively. The interest rate and weighted-average interest rate represent the actual interest rate in effect as of March 31, 2021 (consisting of the contractual interest rate and the effect of contractual floor rates, if applicable), using interest rate indices as of March 31, 2021 where applicable.
We are exposed to financial market risk with respect to our real estate equity securities. Financial market risk is the risk that we will incur economic losses due to adverse changes in our real estate equity security prices. Our exposure to changes in real estate equity security prices is a result of our investment in these types of securities. Market prices are subject to fluctuation and, therefore, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market prices of a real estate equity security may result from any number of factors, including perceived changes in the underlying fundamental characteristics of the issuer, the relative price of alternative investments, interest rates, default rates and general market conditions. In addition, amounts realized in the sale of a particular security may be affected by the relative quantity of the real estate equity security being sold. We do not currently engage in derivative or other hedging transactions to manage our real estate equity security price risk. As of March 31, 2021, we owned real estate equity securities with a book value of $94.2 million. Based solely on the prices of real estate equity securities as of March 31, 2021, if prices were to increase or decrease by 10%, our net income would increase or decrease by approximately $9.4 million.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
None.

Item 1A. Risk Factors
Please see the risk factors in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC.

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
•Separate from the funding described in the first bullet above, in December 2020, our board of directors has made available a total of $2.0 million for redemptions in connection with a stockholder's death, “qualifying disability”, or “determination of incompetence” and that will carry forward until depleted. As of March 31, 2021, $11,000 remained available. On April 12, 2021, our board of directors made available an additional $2.0 million for redemptions in connection with a stockholder's death, “qualifying disability”, or “determination of incompetence” that will carry forward until depleted.
During the three months ended March 31, 2021, we fulfilled redemption requests eligible for redemption under our share redemption program and received in good order and funded redemptions under our share redemption program with the net proceeds from our dividend reinvestment plan and cash on hand. We redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed	Average Price Paid Per Share (1)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2021	24,076	$9.68	(2)
February 2021	3,138	$9.68	(2)
March 2021	60,929	$9.68	(2)
Total	88,143
_____________________
(1) On December 4, 2020, our board of directors approved an estimated value per share of our common stock of $9.68. The change in the redemption price became effective for the December 2020 redemption date and is effective until the estimated value per share is updated. We expect to update our estimated value per share no later than December 2021.
(2) We limit the dollar value of shares that may be redeemed under the program as described above. During the three months ended March 31, 2021, we redeemed $0.9 million of common stock under the program, which represented all redemption requests received in good order and eligible for redemption through the March 2021 redemption date, except for the $117.0 million of shares in connection with redemption requests not made upon a stockholder’s death, “qualifying disability” or “determination of incompetence,” which redemption requests will be fulfilled subject to the limitations described above. Based on the Twelfth SRP, we had $11,000 available for redemptions in the remainder of 2021 as of March 31, 2021, including shares that are redeemed in connection with a stockholders’ death, “qualifying disability” or “determination of incompetence,” subject to the limitations described above. On April 12, 2021, our board of directors made available an additional $2.0 million for redemptions in connection with a stockholder's death, “qualifying disability”, or “determination of incompetence” that will carry forward until depleted.

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

4.2	Fifth Amended and Restated Dividend Reinvestment Plan, incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed May 14, 2015

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Twelfth Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.5 to the Company's Current Report on Form 8-K filed December 4, 2020

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.

Date:	May 7, 2021	By:	/S/ KEITH D. HALL
Keith D. Hall
Chief Executive Officer and Director
(principal executive officer)

Date:	May 7, 2021	By:	/S/ MICHAEL A. BENDER
Michael A. Bender
Chief Financial Officer
(principal financial officer)