Form 10-Q
period 2021-06-30
Pacific Oak Strategic Opportunity REIT, Inc.
filed 2021-08-09
CIK 1452936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

 FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
As of August 4, 2021, there were 97,869,182 outstanding shares of common stock of Pacific Oak Strategic Opportunity REIT, Inc.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
FORM 10-Q
June 30, 2021

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Real estate held for investment, net	$1,240,047	$1,272,784
Real estate held for sale, net	142,306	140,239
Real estate equity securities	99,017	97,903
Total real estate and real estate-related investments, net	1,481,370	1,510,926
Cash and cash equivalents	135,233	60,335
Restricted cash	25,785	13,984
Investments in unconsolidated entities	83,825	79,666
Rents and other receivables, net	21,716	22,212
Above-market leases, net	2,829	3,157
Prepaid expenses and other assets	19,496	19,363
Goodwill	16,342	16,342
Assets related to real estate held for sale, net	6,253	5,680
Total assets	$1,792,849	$1,731,665
Liabilities, mezzanine equity and equity
Notes and bonds payable, net
Notes and bonds payable related to real estate held for investment, net	$1,024,090	$1,004,971
Note payable related to real estate held for sale, net	98,066	94,097
Notes and bonds payable, net	1,122,156	1,099,068
Accounts payable and accrued liabilities	25,972	24,169
Due to affiliate	1,277	2,842
Below-market leases, net	4,818	5,797
Other liabilities	47,356	34,734
Redeemable common stock payable	1,429	864
Restricted stock payable	14,800	14,600
Liabilities related to real estate held for sale, net	612	669
Total liabilities	1,218,420	1,182,743
Commitments and contingencies (Note 15)
Mezzanine equity
Restricted stock	11,009	11,009
Noncontrolling cumulative convertible redeemable preferred stock	15,233	15,233
Redeemable noncontrolling interest	2,887	2,968
Equity
Pacific Oak Strategic Opportunity REIT, Inc. stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 97,906,268 and 98,054,582 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	979	979
Additional paid-in capital	829,294	831,295
Cumulative distributions and net income	(297,533)	(325,720)
Total Pacific Oak Strategic Opportunity REIT, Inc. stockholders’ equity	532,740	506,554
Noncontrolling interests	12,560	13,158
Total equity	545,300	519,712
Total liabilities, mezzanine equity and equity	$1,792,849	$1,731,665

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Rental income	$32,670	$21,846	$65,378	$43,937
Hotel revenues	9,849	—	12,424	—
Other operating income	1,218	801	2,124	1,831
Dividend income from real estate equity securities	751	874	3,504	2,353
Total revenues	44,488	23,521	83,430	48,121
Expenses:
Operating, maintenance, and management costs	10,342	6,799	20,775	14,370
Real estate taxes and insurance	5,399	3,351	10,688	6,779
Hotel expenses	5,841	—	9,233	—
Asset management fees to affiliate	3,527	2,336	7,380	4,441
General and administrative expenses	2,888	1,789	4,759	4,337
Foreign currency transaction loss (gain), net	5,507	2,213	(2,839)	(12,783)
Depreciation and amortization	15,072	8,964	32,073	17,947
Interest expense	10,680	5,985	20,618	12,781
Total expenses	59,256	31,437	102,687	47,872
Other income (loss):
Equity in income of unconsolidated entities	256	665	425	1,045
Casualty-related gain	—	51	—	51
Other interest income	48	7	94	277
Gain (loss) on real estate equity securities	4,800	11,360	15,553	(15,094)
Change in subordinated performance fee due upon termination to affiliate	261	(307)	(200)	(307)
Gain on sale of real estate	31,148	—	31,170	—
Gain on extinguishment of debt	13	—	13	—
Total other income (loss), net	36,526	11,776	47,055	(14,028)
Net income (loss)	21,758	3,860	27,798	(13,779)
Net loss attributable to noncontrolling interests	98	40	761	72
Net loss attributable to redeemable noncontrolling interest	49	—	81	—
Preferred stock dividends	(230)	(232)	(453)	(597)
Net income (loss) attributable to common stockholders	$21,675	$3,668	$28,187	$(14,304)
Net income (loss) per common share, basic and diluted	$0.22	$0.05	$0.29	$(0.21)
Weighted-average number of common shares outstanding, basic and diluted	97,948,219	69,258,653	97,991,934	67,650,215

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended June 30, 2021 and 2020
(unaudited)
(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Income (Loss)	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amounts
Balance, March 31, 2021	97,966,439	$979	$831,295	$(319,208)	$513,066	$12,515	$525,581
Net income (loss)	—	—	—	21,675	21,675	(98)	21,577
Transfers to redeemable common stock	—	—	(1,419)	—	(1,419)	—	(1,419)
Redemptions of common stock	(60,171)	—	(582)	—	(582)	—	(582)
Noncontrolling interests contributions	—	—	—	—	—	143	143
Balance, June 30, 2021	97,906,268	$979	$829,294	$(297,533)	$532,740	$12,560	$545,300

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Income (Loss)	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amounts
Balance, March 31, 2020	69,259,122	$693	$553,136	$(295,764)	$258,065	$835	$258,900
Net income (loss)	—	—	—	3,668	3,668	(40)	3,628
Transfers from redeemable common stock	—	—	356	—	356	—	356
Redemptions of common stock	(33,505)	—	(356)	—	(356)	—	(356)
Other offering costs	—	—	(7)	—	(7)	—	(7)
Balance, June 30, 2020	69,225,617	$693	$553,129	$(292,096)	$261,726	$795	$262,521

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Six Months Ended June 30, 2021 and 2020
(unaudited)
(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Income (Loss)	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amounts
Balance, December 31, 2020	98,054,582	$979	$831,295	$(325,720)	$506,554	$13,158	$519,712
Net income (loss)	—	—	—	28,187	28,187	(761)	27,426
Transfers to redeemable common stock	—	—	(565)	—	(565)	—	(565)
Redemptions of common stock	(148,314)	—	(1,436)	—	(1,436)	—	(1,436)
Noncontrolling interests contributions	—	—	—	—	—	163	163
Balance, June 30, 2021	97,906,268	$979	$829,294	$(297,533)	$532,740	$12,560	$545,300

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Income (Loss)	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amounts
Balance, December 31, 2019	65,866,765	$659	$553,170	$(277,196)	$276,633	$755	$277,388
Net loss	—	—	—	(14,304)	(14,304)	(72)	(14,376)
Issuance of common stock	24,645	—	262	—	262	—	262
Transfers from redeemable common stock	—	—	562	—	562	—	562
Redemptions of common stock	(77,530)	—	(824)	—	(824)	—	(824)
Distributions declared	—	—	—	(596)	(596)	—	(596)
Other offering costs	—	—	(7)	—	(7)	—	(7)
Issuance of restricted stock	3,411,737	34	(34)	—	—	—	—
Noncontrolling interests contributions	—	—	—	—	—	112	112
Balance, June 30, 2020	69,225,617	$693	$553,129	$(292,096)	$261,726	$795	$262,521

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$27,798	$(13,779)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Change in subordinated performance fee due upon termination to affiliate	200	307
Equity in income of unconsolidated entities	(425)	(993)
Depreciation and amortization	32,073	17,947
(Gain) loss on real estate equity securities	(15,553)	15,094
Gain on sale of real estate	(31,170)	—
Unrealized loss (gain) on interest rate caps	16	(21)
Deferred rent	(1,113)	(1,657)
Gain on extinguishment of debt	(13)	—
Amortization of above- and below-market leases, net	(720)	(316)
Amortization of deferred financing costs	1,578	1,677
Amortization of discount (premium) on bond and notes payable	1,445	(51)
Foreign currency transaction gain, net	(2,839)	(12,783)
Changes in assets and liabilities:
Rents and other receivables	791	43
Prepaid expenses and other assets	(1,206)	(1,570)
Accounts payable and accrued liabilities	(1,400)	(2,102)
Due to affiliates	(1,601)	2,390
Other liabilities	749	(90)
Net cash provided by operating activities	8,610	4,096
Cash Flows from Investing Activities:
Acquisitions of real estate	(4,107)	(17,249)
Improvements to real estate	(7,727)	(11,532)
Proceeds from sales of real estate, net	49,662	—
Contributions to unconsolidated entities	(4,024)	(434)
Distributions of capital from unconsolidated entities	—	1,225
Purchase of interest rate cap	(18)	(6)
Investment in real estate equity securities	—	(21,283)
Proceeds from the sale of real estate equity securities	14,439	10,964
Proceeds for future development obligations	6,203	—
Net cash provided by (used in) investing activities	54,428	(38,315)
Cash Flows from Financing Activities:
Proceeds from notes and bonds payable	157,246	101,893
Principal payments on notes and bonds payable	(131,672)	(57,149)
Payments of deferred financing costs	(2,133)	(2,452)
Payments to redeem common stock	(1,436)	(824)
Payment of prepaid other offering costs	(111)	(547)
Distributions paid	—	(334)
Preferred dividends paid	(453)	(372)
Noncontrolling interests contributions	163	112
Other financing proceeds	2,367	—
Net cash provided by financing activities	23,971	40,327
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(310)	(130)
Net increase in cash, cash equivalents and restricted cash	86,699	5,978
Cash, cash equivalents and restricted cash, beginning of period	74,319	88,494
Cash, cash equivalents and restricted cash, end of period	$161,018	$94,472

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
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
The Company sold 56,584,976 shares of common stock in its primary offering for gross offering proceeds of $561.7 million. As of June 30, 2021, the Company had sold 6,851,969 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $76.5 million. Also, as of June 30, 2021, the Company had redeemed 24,189,859 shares for $289.1 million. As of June 30, 2021, the Company had issued 25,976,746 shares of common stock in connection with special dividends. Additionally, on December 29, 2011 and October 23, 2012, the Company issued 220,994 shares and 55,249 shares of common stock, respectively, for $2.0 million and $0.5 million, respectively, in private transactions exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933. On March 27, 2020, the Company issued 3,411,737 restricted shares of its common stock (the “Restricted Stock”) to its former external advisor, KBS Capital Advisors LLC (“KBS Capital Advisors”) pursuant to a Restricted Stock Agreement, dated as of March 27, 2020 (the “Restricted Stock Agreement”).
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
June 30, 2021
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
As of June 30, 2021, the Company consolidated nine office properties (of which one office property was held for sale), one office portfolio consisting of four office buildings and 14 acres of undeveloped land, two apartment properties, two hotel properties, one residential home portfolio consisting of 1,807 single-family homes, three investments in undeveloped land with approximately 800 developable acres, and owned four investments in unconsolidated entities and three investments in real estate equity securities. Additionally, as of June 30, 2021, the Company had entered into a consolidated joint venture to develop one office/retail property.

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2021
(unaudited)
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the FASB Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.
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
Liquidity
The Company generally finances its real estate investments using notes payable that are typically structured as non-course secured mortgages with maturities of approximately three to five years, with short term extension options available upon the Company meeting certain debt covenants. Each reporting period management evaluates the Company’s ability to continue as a going concern by evaluating conditions and events, including assessing the liquidity needs to satisfy upcoming debt obligations and the ability to satisfy debt covenant requirements. Through the normal course of operations and as further discussed in Note 7, the Company has $591.2 million of debt obligations coming due over the next 12-month period. In order to satisfy obligations as they mature, management will evaluate its options and may seek to utilize extension options available in the respective loan agreements, may make partial loan paydowns to meet debt covenant requirements, may seek to refinance certain debt instruments, may sell real estate equity securities to convert to cash to make principal payments, may market one or more properties for sale or may negotiate a turnover of one or more secured properties back to the related mortgage lender and remit payment for any associated loan guarantee. Historically, the Company has successfully refinanced debt instruments or utilized extension options in order to satisfy debt obligations as they come due and has not negotiated a turnover of a secured property back to a lender, though the Company may utilize such option if necessary. Based upon these plans, management believes it will have sufficient liquidity to satisfy its obligations as they come due and to continue as a going concern. There can be no assurance as to the certainty or timing of any of management’s plans. Refer to Note 7 for further discussion.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2021
(unaudited)
Redeemable Common Stock
The Company limits the dollar value of shares that may be redeemed under the share redemption program. During the six months ended June 30, 2021, the Company had redeemed $1.4 million of common stock under the share redemption program. The Company processed all redemption requests received in good order and eligible for redemption through the June 2021 redemption date, except for 13,985,864 shares totaling $128.7 million due to the limitations under the share redemption program. The Company recorded $1.4 million and $0.9 million of redeemable common stock payable on the Company’s balance sheet as of June 30, 2021 and December 31, 2020, respectively, related to unfulfilled redemption requests received in good order under the share redemption program. Based on the twelfth amended and restated share redemption program, the Company has $1.4 million available for redemptions in the remainder of 2021, including shares that are redeemed in connection with a stockholders’ death, “qualifying disability” or “determination of incompetence,” subject to the limitations under the share redemption program.
Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of the prior period. As of June 30, 2021, the Company had classified one office property as held for sale. As a result, certain assets and liabilities were reclassified as held for sale on the consolidated balance sheets for all periods presented.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2021
(unaudited)
The noncontrolling Pacific Oak Residential Trust, Inc. (“PORT”) Series A convertible redeemable preferred shares are not included as the preferred shares are convertible contingent on the common stock of PORT being publicly traded. If PORT common stock becomes publicly traded, the per-share earnings of PORT will be included in the Company’s EPS computations based on the consolidated holdings of PORT.
The Company’s unvested Restricted Stock have been included in the calculation of basic and diluted earnings per share for both of the three and six months ended June 30, 2021 and 2020, as the restriction is not contingent on any conditions except the passage of time.
There were no distributions declared for both of the three months ended June 30, 2021 and 2020 and six months ended June 30, 2021. Distributions declared per share were $0.0086 during the three months ended March 31, 2020.
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
Recently Issued Accounting Standards Updates
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) (“ASU No. 2020-04”) contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU No. 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the six months ended June 30, 2021, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. For the period from January 1, 2020 (the earliest date the Company may elect to apply ASU No. 2020-04) through June 30, 2021, the Company did not have any contract modifications that meet the criteria described above, specifically contract modifications that have been modified from LIBOR to an alternative reference rate. The Company’s loan agreements, derivative instruments, and certain lease agreements use LIBOR as the current reference rate. For eligible contract modifications, the Company expects to adopt the temporary optional expedients described in ASU No. 2020-04. The optional expedients for hedging relationships described in ASU No. 2020-04 are not expected to have an impact to the Company, as the Company has elected to not designate its derivative instruments as a hedge.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2021
(unaudited)
3. REAL ESTATE HELD FOR INVESTMENT
As of June 30, 2021, the Company owned eight office properties, one office portfolio consisting of four office buildings and 14 acres of undeveloped land, encompassing, in the aggregate, approximately 3.3 million rentable square feet. As of June 30, 2021, these properties were 72% occupied. In addition, the Company owned one residential home portfolio consisting of 1,807 single-family homes and encompassing approximately 2.5 million rental square feet and two apartment properties, containing 609 units and encompassing approximately 0.5 million rentable square feet, which was 94% and 93% occupied, respectively as of June 30, 2021. As of June 30, 2021, the Company also owned two hotel properties with an aggregate of 649 rooms and three investments in undeveloped land with approximately 800 developable acres. Additionally, as of June 30, 2021, the Company had entered into a consolidated joint venture to develop one office/retail property. The following table summarizes the Company’s real estate held for investment as of June 30, 2021 and December 31, 2020, respectively (in thousands):

	June 30, 2021	December 31, 2020
Land	$276,032	$288,514
Buildings and improvements	1,027,041	1,019,329
Tenant origination and absorption costs	48,796	50,881
Total real estate, cost	1,351,869	1,358,724
Accumulated depreciation and amortization	(111,822)	(85,940)
Total real estate, net	$1,240,047	$1,272,784

Operating Leases
Certain of the Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of June 30, 2021, the leases, excluding options to extend and apartment leases and single-family homes, which have terms that are generally one year or less, had remaining terms of up to 14.1 years with a weighted-average remaining term of 4.5 years. Some of the leases have provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from tenants in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash and assumed in real estate acquisitions related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets totaled $6.8 million and $5.7 million as of June 30, 2021 and December 31, 2020, respectively.
During the three and six months ended June 30, 2021, the Company recognized deferred rent from tenants of $29,000 and $1.1 million, respectively, net of lease incentive amortization. During the three and six months ended June 30, 2020, the Company recognized deferred rent from tenants of $0.6 million and $1.7 million, respectively, net of lease incentive amortization. As of June 30, 2021 and December 31, 2020, the cumulative deferred rent receivable balance, including unamortized lease incentive receivables, was $15.5 million and $15.5 million, respectively, and is included in rents and other receivables on the accompanying consolidated balance sheets. The cumulative deferred rent balance included $3.5 million and $4.2 million of unamortized lease incentives as of June 30, 2021 and December 31, 2020, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2021
(unaudited)
As of June 30, 2021, the future minimum rental income from the Company’s properties, excluding apartment leases and single-family homes, under non-cancelable operating leases was as follows (in thousands):

July 1, 2021 through December 31, 2021	$32,207
2022	59,177
2023	50,224
2024	42,938
2025	33,358
Thereafter	73,268
$291,172

As of June 30, 2021, the Company’s commercial real estate properties were leased to approximately 300 tenants over a diverse range of industries and geographic areas. The Company’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Professional, Scientific and Technical Services	40	$7,467	11.3%
Health Care and Social Assistance	17	7,126	10.8%
Computer Systems Design	31	7,057	10.7%
Public Administration	11	6,959	10.5%
Insurance	26	6,816	10.3%
		$35,425	53.6%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of June 30, 2021, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
No other tenant industries accounted for more than 10% of annualized base rent. No material tenant credit issues have been identified at this time. During the three and six months ended June 30, 2021, the Company recorded adjustments to rental income of $0.9 million and $1.7 million, respectively, for lease payments, including apartments and single-family homes that were deemed not probable of collection. During the three and six months ended June 30, 2020, the Company recorded adjustments to rental income of $0.6 million and $0.8 million, respectively, for lease payments that were deemed not probable of collection.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2021
(unaudited)
Hotel Properties
The following table provides detailed information regarding the Company’s hotel revenues and expenses for its two hotel properties during the three and six months ended June 30, 2021 (in thousands):

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Hotel revenues:
Room	$7,439	$9,112
Food, beverage and convention services	1,082	1,378
Campground	269	512
Other	1,059	1,422
Hotel revenues	$9,849	$12,424

Hotel expenses:
Room	$1,588	$2,311
Food, beverage and convention services	797	1,117
General and administrative	702	1,203
Sales and marketing	843	1,213
Repairs and maintenance	548	994
Utilities	248	491
Property taxes and insurance	469	1,034
Other	646	870
Hotel expenses	$5,841	$9,233

Contract Liabilities
The following table summarizes the Company’s contract liabilities, which are comprised of hotel advanced deposits and deferred proceeds received from the buyers of the Park Highlands land sales (discussed below) and another developer for the value of land that was contributed to a master association that is consolidated by the Company, which are included in other liabilities in the accompanying consolidated balance sheets, as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Contract liability	$6,565	$3,369
Revenue recognized in the period from:
Amounts included in contract liability at the beginning of the period	$93	$—

Geographic Concentration Risk
As of June 30, 2021, the Company’s real estate investments in California represented 20.4% of the Company’s total assets. As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the California real estate markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2021
(unaudited)
Recent Real Estate Land Sale
On June 3, 2021, the Company sold approximately 193 developable acres of Park Highlands undeveloped land for an aggregate sales price, net of closing credits, of $50.4 million, excluding closing costs. The purchaser is not affiliated with the Company or the Advisor. The Company recognized a gain on sale of $31.1 million related to the land sale, which is net of deferred profit of $2.6 million related to proceeds received from the purchaser for the value of land that was contributed to a master association which is consolidated by the Company.
Recent Real Estate Asset Acquisition
On March 17, 2021, the Company, through a wholly owned subsidiary of PORT OP, LP (“PORT OP”), acquired a single-family home portfolio consisting of 21 homes in Chicago, Illinois for $2.1 million.
On April 6, 2021, the Company, through a wholly owned subsidiary of PORT OP, acquired a single-family home portfolio consisting of 23 homes in multiple states for $2.0 million. The portfolio was purchased from DayMark Master Trust, an entity affiliated with the Advisor.

4. TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES
As of June 30, 2021 and December 31, 2020, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Cost	$48,796	$50,881	$4,151	$4,159	$(7,048)	$(7,679)
Accumulated Amortization	(19,981)	(13,491)	(1,322)	(1,002)	2,230	1,882
Net Amount	$28,815	$37,390	$2,829	$3,157	$(4,818)	$(5,797)

Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three and six months ended June 30, 2021 and 2020 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended June 30,		For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2021	2020	2021	2020	2021	2020
Amortization	$(3,923)	$(1,604)	$(94)	$(74)	$488	$213

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Six Months Ended June 30,		For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020	2021	2020
Amortization	$(9,144)	$(3,340)	$(328)	$(166)	$1,048	$482

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2021
(unaudited)
As of June 30, 2021 and December 31, 2020, the Company had recorded a housing subsidy intangible asset, net of amortization, which is included in prepaid expenses and other assets in the accompanying consolidated balance sheets, of $1.9 million and $2.0 million, respectively. As of June 30, 2021, the housing subsidy intangible asset has a remaining amortization period of 27.4 years. During the three and six months ended June 30, 2021, the Company recorded amortization expense of $18,000 and $36,000, respectively, related to the housing subsidy intangible asset.
Additionally, as of June 30, 2021 and December 31, 2020, the Company had recorded tax abatement intangible assets, net of amortization, which are included in prepaid expenses and other assets in the accompanying balance sheets, of $1.0 million and $1.6 million, respectively. During the three and six months ended June 30, 2021, the Company recorded amortization expense of $0.3 million and $0.6 million, respectively, related to tax abatement intangible assets. During the three and six months ended June 30, 2020, the Company recorded amortization expense of $0.1 million and $0.3 million, respectively, related to tax abatement intangible assets. As of June 30, 2021, the tax abatement intangible assets had a remaining amortization period of 1.9 years.

5. REAL ESTATE EQUITY SECURITIES
As of June 30, 2021, the Company owned three investments in real estate equity securities. The following table sets forth the number of shares owned by the Company and the related carrying value of the shares as of June 30, 2021 and December 31, 2020 (dollars in thousands):

	June 30, 2021		December 31, 2020
Real Estate Equity Security	Number of Shares Owned	Total Carrying Value	Number of Shares Owned	Total Carrying Value
Keppel Pacific Oak US REIT	64,165,352	$50,370	64,165,352	$44,274
Franklin Street Properties Corp.	6,915,089	36,373	6,915,089	30,219
Plymouth Industrial REIT, Inc.	613,085	12,274	1,560,660	23,410
	71,693,526	$99,017	72,641,101	$97,903

The following summarizes the portion of gain and loss for the period related to real estate equity securities held during the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net gain (loss) recognized during the period on real estate equity securities	$4,800	$11,360	$15,553	$(15,094)
Less net gain recognized during the period on real estate equity securities sold during the period	—	(347)	(225)	(711)
Unrealized gain (loss) recognized during the reporting period on real estate equity securities held at the end of the period	$4,800	$11,013	$15,328	$(15,805)

During the three and six months ended June 30, 2021, the Company recognized $0.8 million and $3.5 million, respectively, of dividend income from real estate equity securities. During the three and six months ended June 30, 2020, the Company recognized $0.9 million and $2.4 million, respectively, of dividend income from real estate equity securities.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2021
(unaudited)
6. REAL ESTATE HELD FOR SALE
As of June 30, 2021, the Company classified one office property as held for sale. On July 27, 2021, the Company sold this property. See Note 16 for more information. There were no material dispositions during the six months ended June 30, 2021 or during the year ended December 31, 2020.
The following summary presents the major components of assets and liabilities related to real estate held for sale as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Assets related to real estate held for sale
Real estate, cost	$162,808	$158,711
Accumulated depreciation and amortization	(20,502)	(18,472)
Real estate, net	142,306	140,239
Other assets	6,253	5,680
Total assets related to real estate held for sale	$148,559	$145,919
Liabilities related to real estate held for sale
Note payable, net	98,066	94,097
Other liabilities	612	669
Total liabilities related to real estate held for sale	$98,678	$94,766

The operations of properties held for sale are included in continuing operations on the accompanying statements of operations. The following table summarizes certain revenue and expenses related to these properties for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues
Rental income	$3,791	$3,344	$7,576	$6,680
Other operating income	238	246	468	526
Total revenues	$4,029	$3,590	$8,044	$7,206
Expenses
Operating, maintenance, and management	$803	$857	$1,645	$1,765
Real estate taxes and insurance	444	435	884	869
Asset management fees to affiliate	301	301	593	602
Depreciation and amortization	647	1,793	2,422	3,573
Interest expense	512	598	995	1,435
Total expenses	$2,707	$3,984	$6,539	$8,244

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2021
(unaudited)
7. NOTES AND BONDS PAYABLE
As of June 30, 2021 and December 31, 2020, the Company’s notes and bonds payable, including notes payable related to real estate held for sale, consisted of the following (dollars in thousands):

	Book Value as of June 30, 2021	Book Value as of December 31, 2020	Contractual Interest Rate as of June 30, 2021	Effective Interest Rate at June 30, 2021 (1)	Payment Type (2)	Maturity Date (3)
Richardson Portfolio Mortgage Loan	$28,917	$35,832	One-Month LIBOR + 2.50%	2.60%	Principal & Interest	11/01/2021
Park Centre Mortgage Loan	26,185	26,185	One-Month LIBOR + 1.75%	1.85%	Interest Only	06/27/2022
1180 Raymond Mortgage Loan (4)	29,648	29,848	One-Month LIBOR + 2.50% (5)	3.50%	Principal & Interest	12/01/2021
1180 Raymond Bond Payable	5,760	5,870	6.50%	6.50%	Principal & Interest	09/01/2036
Pacific Oak SOR (BVI) Holdings, Ltd. Series A Debentures (6)	195,727	181,198	4.25%	4.25%	(6)	03/01/2023
Pacific Oak SOR (BVI) Holdings, Ltd. Series B Debentures (6)	77,929	79,078	3.93%	3.93%	(6)	01/31/2026
Crown Pointe Mortgage Loan (4)	52,698	53,072	One-Month LIBOR + 2.60%	2.70%	Principal & Interest	02/13/2022
City Tower Mortgage Loan (4)	98,220	94,167	One-Month LIBOR + 1.55%	1.65%	Interest Only	03/05/2022
The Marq Mortgage Loan	62,257	62,257	One-Month LIBOR + 1.55%	1.65%	Interest Only	06/6/2021 (7)
Eight & Nine Corporate Centre Mortgage Loan	48,845	47,066	One-Month LIBOR + 1.60%	1.70%	Interest Only	06/8/2021 (8)
Georgia 400 Center Mortgage Loan	61,154	59,690	One-Month LIBOR + 1.55%	1.65%	Interest Only	05/22/2023
PORT Mortgage Loan 1	51,302	51,362	4.74%	4.74%	Interest Only	10/01/2025
PORT Mortgage Loan 2	10,523	10,523	4.72%	4.72%	Interest Only	03/01/2026
PORT Mortgage Loan 3 (9)	—	12,000	(9)	(9)	(9)	(9)
Battery Point Trust Mortgage Loan (9)	—	38,608	(9)	(9)	(9)	(9)
MetLife Loan (9)	60,000	—	3.90%	3.90%	Interest Only	04/10/2026
Springmaid Beach Resort Mortgage Loan	56,188	57,015	One-month LIBOR + 2.25% (10)	5.75%	Principal & Interest	08/12/2022
Q&C Hotel Mortgage Loan	25,000	25,000	One-month LIBOR + 2.50% (11)	4.50%	Principal & Interest	12/23/2022
Lincoln Court Mortgage Loan (4)	34,822	34,416	One-month LIBOR + 1.75%	1.85%	Principal & Interest	12/01/2021
Lofts at NoHo Commons Mortgage Loan	74,536	74,536	One-month LIBOR + 2.18% (12)	3.93%	Interest Only	09/09/2021
210 West 31st Street Mortgage Loan (4)	12,650	15,050	One-month LIBOR + 3.00%	3.10%	Principal & Interest	06/16/2021 (13)
Oakland City Center Mortgage Loan	96,735	96,782	One-month LIBOR + 1.75%	1.85%	Principal & Interest	09/01/2022
Madison Square Mortgage Loan	20,891	16,822	One-month LIBOR + 4.05% (14)	5.05%	Interest Only	10/09/2021
Total Notes and Bonds Payable principal outstanding	1,129,987	1,106,377
Discount on Notes and Bonds Payable, net (15)	(2,843)	(2,851)
Deferred financing costs, net	(4,988)	(4,458)
Total Notes and Bonds Payable, net	$1,122,156	$1,099,068

_____________________

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2021
(unaudited)
(1) Contractual interest rate represents the interest rate in effect under the loan as of June 30, 2021. Effective interest rate is calculated as the actual interest rate in effect as of June 30, 2021 (consisting of the contractual interest rate and contractual floor rates), using interest rate indices at June 30, 2021, where applicable.
(2) Represents the payment type required under the loan as of June 30, 2021. Certain future monthly payments due under this loan also include amortizing principal payments. For more information of the Company’s contractual obligations under its notes and bonds payable, see five-year maturity table below.
(3) Represents the initial maturity date or the maturity date as extended as of June 30, 2021; subject to certain conditions, the maturity dates of certain loans may be extended beyond the date shown.
(4) The Company’s notes and bond’s payable are generally non-recourse. These mortgage loans have guarantees over certain balances whereby the Company would be required to make guaranteed payments in the event that the Company turned the property over to the lender. The guarantees are typically 25% of the outstanding loan balance. As of June 30, 2021, the guaranteed amount in the aggregate was $66.5 million.
(5) This mortgage loan has a LIBOR floor of 1%.
(6) See “ – Israeli Bond Financings” below.
(7) Subsequent to June 30, 2021, the Company extended the maturity of the Marq Mortgage Loan to June 6, 2022.
(8) Subsequent to June 30, 2021, the Company extended the maturity of the Eight & Nine Corporate Centre Mortgage Loan to June 8, 2022.
(9) On April 6, 2021, the Company refinanced the PORT Mortgage Loan 3 and the Battery Point Trust Mortgage Loan with a mortgage loan from MetLife for borrowings up to $60.0 million.
(10) The interest rate is variable at the higher of one-month LIBOR + 2.25% or 5.77%.
(11) The interest rate is variable at the higher of one-month LIBOR + 2.5% or 4.5%. Principal payments will commence on January 1, 2022.
(12) The LIBOR rate is variable at the higher of one-month LIBOR or 1.75%.
(13) Subsequent to June 30, 2021, the Company extended the maturity of the 210 West 31st Street Mortgage Loan to June 16, 2022.
(14) The Madison Square Mortgage Loan bears interest at a floating rate of 405 basis points over one-month LIBOR, but at no point shall the interest rate be less than 5.05%.
(15) Represents the unamortized premium/discount on notes and bonds payable due to the above- and below-market interest rates when the debt was assumed. The discount/premium is amortized over the remaining life of the notes and bonds payable.
During the three and six months ended June 30, 2021, the Company incurred $10.7 million and $20.6 million, respectively, of interest expense. Included in interest expense for the three and six months ended June 30, 2021 was $0.8 million and $1.6 million, respectively, of amortization of deferred financing costs. Included in interest expense for the three and six months ended June 30, 2021 was $1.0 million and $1.4 million, respectively, of amortization on discount on notes and bonds payable, net. Additionally, during the three and six months ended June 30, 2021, the Company capitalized $0.5 million and $1.1 million, respectively of interest related to its investments in undeveloped land.
During the three and six months ended June 30, 2020, the Company incurred $6.0 million and $12.8 million, respectively, of interest expense. Included in interest expense for the three and six months ended June 30, 2020 was $0.8 million and $1.7 million, respectively, of amortization of deferred financing costs. Included in interest expense for the three and six months ended June 30, 2020 was $25,000 and $51,000, respectively, of amortization of premium on notes and bonds payable, net. Additionally, during the three and six months ended June 30, 2020, the Company capitalized $0.8 million and $1.7 million, respectively of interest related to its investments in undeveloped land.
As of June 30, 2021 and December 31, 2020, the Company’s interest payable was $6.2 million.
The following is a schedule of maturities, including principal amortization payments, for all notes and bonds payable outstanding as of June 30, 2021 (in thousands):

July 1, 2021 through December 31, 2021	$315,026
2022	450,778
2023	159,273
2024	26,246
2025	77,570
Thereafter	101,094
$1,129,987

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2021
(unaudited)
As of August 6, 2021, the Company had a total of $591.2 million of debt obligations scheduled to mature over the next 12 months. The Company has extension options with respect to $420.7 million of the debt obligations outstanding that are scheduled to mature over the next 12 months; however, the Company cannot exercise these options if not then in compliance with certain financial covenants in the loans without making a cash payment and there is no assurance that we will be able to meet these requirements. All of the Company’s debt obligations are generally non-recourse, subject to certain limited guaranty payments, as outlined in the table above, except for the Company’s Series A Debentures and Series B Debentures. The Company plans to utilize available extension options or refinance the notes payable. The Company may also choose to market the properties for sale or may negotiate a turnover of the secured properties back to the related mortgage lender.
The Company’s notes payable contain financial debt covenants, including minimum equity requirements and liquidity ratios. As of June 30, 2021, the Company was in compliance with all of these debt covenants except that the Madison Square Mortgage Loan was not in compliance with the debt yield requirement. Such non-compliance does not constitute an event of default under the loan agreement. As a result of such non-compliance, the Company is required to maintain an interest shortfall reserve and provide cash sweeps. Additionally, the Company was not compliance with the debt service coverage requirement for the Richardson Portfolio Mortgage Loan and Georgia 400 Center Mortgage Loan. As a result of such non-compliance, the Company is required to partially paydown the loan in the case of the Richardson Portfolio Mortgage Loan and provide a cash sweep in the case of the Georgia 400 Center Mortgage Loan
Israeli Bond Financings
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
The deeds of trust that govern the Series A Debentures and Series B Debentures contain various financial covenants. As of June 30, 2021, the Company was in compliance with all of these financial debt covenants.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2021
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
The following table summarizes the notional amount and other information related to the Company’s foreign currency collars as of June 30, 2021 and December 31, 2020. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (currency in thousands):

	June 30, 2021		December 31, 2020		Strike Price	Trade Date	Maturity Date
Derivative Instruments	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
Derivative instruments not designated as hedging instruments
Foreign currency collar	1	194,045 ILS	—	—	3.16 - 3.29 ILS - USD	06/14/2021	11/22/2021

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
As of June 30, 2021, the Company had entered into six interest rate caps, which were not designated as a hedging instruments. The following table summarizes the notional amounts and other information related to the Company’s derivative instruments as of June 30, 2021. The notional amount is an indication of the extent of the Company’s involvement in the instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2021
(unaudited)
The following table sets forth the fair value of the Company’s derivative instruments as well as their classification on the consolidated balance sheets as of June 30, 2021 and December 31, 2020 (dollars in thousands):

		June 30, 2021		December 31, 2020
Derivative Instruments	Balance Sheet Location	Number of Instruments	Fair Value	Number of Instruments	Fair Value
Derivative instruments not designated as hedging instruments
Interest rate caps	Prepaid expenses and other assets	6	$3	7	$1
Foreign currency collar	Other liabilities	1	$(339)	—	$—

The change in fair value of foreign currency collars that are not designated as cash flow hedges are recorded as foreign currency transaction gains or losses in the accompanying consolidated statements of operations. During the three months ended June 30, 2021, the Company recognized a $0.3 million loss related to the foreign currency collar, which is shown combined with $5.2 million of foreign currency transaction loss in the accompanying consolidated statements of operations as foreign currency transaction loss. During the six months ended June 30, 2021, the Company recognized a $0.3 million loss related to the foreign currency collar, which is shown combined with $3.2 million of foreign currency transaction gain in the accompanying consolidated statements of operations as foreign currency transaction gain, net.
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

9. FAIR VALUE DISCLOSURES
The following were the face values, carrying amounts and fair values of the Company’s financial instruments as of June 30, 2021 and December 31, 2020, which carrying amounts do not approximate the fair values (in thousands):

	June 30, 2021			December 31, 2020
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial liabilities (Level 3):
Notes and bond payable	$856,331	$853,096	$862,685	$846,101	$842,112	$846,608
Financial liabilities (Level 1):
Pacific Oak SOR (BVI) Holdings, Ltd. Series A Debentures	$195,727	$192,745	$196,795	$181,198	$179,786	$178,450
Pacific Oak SOR (BVI) Holdings, Ltd. Series B Debentures	$77,929	$76,316	$74,377	$79,078	$77,170	$69,433
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2021
(unaudited)
As of June 30, 2021, the Company measured the following assets at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Real estate equity securities	$99,017	$99,017	$—	$—
Asset derivative - interest rate caps	$3	$—	$3	$—
Liability derivative - foreign currency collar	$(339)	$—	$(339)	$—

As of December 31, 2020, the Company measured the following assets and liabilities at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Real estate equity securities	$97,903	$97,903	$—	$—
Asset derivative - interest rate caps	$1	$—	$1	$—

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2021
(unaudited)
Pursuant to the terms of these the advisory agreements, summarized below are the related-party costs incurred by the Company for the three and six months ended June 30, 2021 and 2020, respectively, and any related amounts payable as of June 30, 2021 and December 31, 2020 (in thousands):

	Incurred				Payable as of
	Three Months Ended June 30,		Six Months Ended June 30,		June 30, 2021	December 31, 2020
Expensed	2021	2020	2021	2020
Asset management fees	$3,527	$2,336	$7,380	$4,441	$1,241	$2,837
Property management fees (1)	123	—	243	—	—	—
Reimbursable operating expenses (2)	—	—	—	93	—	—
Disposition fees (3)	504	—	504	—	—	—
Change in subordinated performance fee due upon termination to affiliate (4)	(261)	307	200	307	(3)	(3)
Capitalized
Acquisition fees on real estate equity securities	—	23	—	122	—	5
Acquisition fees on real estate (5)	—	171	20	171	20	—
Acquisition fee on investment in unconsolidated entities	16	—	45	—	16	—
	$3,909	$2,837	$8,392	$5,134	$1,277	$2,842
_____________________
(1) Property management fees are for single-family homes under PORT and paid to DayMark. These fees are included in the line item “Operating, maintenance, and management cost” in the consolidated statement of operations.
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
(5) Acquisition fees associated with asset acquisitions are capitalized, while costs associated with business combinations expensed as incurred.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2021
(unaudited)
Pacific Oak Opportunity Zone Fund I
As of June 30, 2021, the Company owned 124 Class A Units in the Pacific Oak Opportunity Zone Fund I, LLC (“Pacific Oak Opportunity Zone Fund I”), which are included in investments in unconsolidated entities on the consolidated balance sheets. The Advisor is entitled to certain fees in connection with the fund. Pacific Oak Opportunity Zone Fund I will pay an acquisition fee equal to 1.5% of the purchase price of each asset (including any debt incurred or assumed and significant capital improvement costs budgeted as of the date of acquisition) with a purchase price less than or equal to $25.0 million plus 1.0% of the purchase price in excess of $25.0 million; a quarterly asset management fee equal to 0.25% of the total purchase price of all assets (including any debt incurred or assumed and significant capital improvement costs budgeted as of the date of acquisition) as of the end of the applicable quarter; and a financing fee equal to 0.5% of the original principal amount of any indebtedness they incur (reduced by any financing fee previously paid with respect to indebtedness being refinanced). In the case of investments made through joint ventures, the fees above will be determined based on the Company’s proportionate share of the investment. The Advisor is also entitled to certain distributions paid by the Pacific Oak Opportunity Zone Fund I after the Class A Members have received their preferred return. These fees and distributions have been waived for the Company’s investment. In addition, side letter agreements between the Advisor and Pacific Oak Opportunity Zone Fund I were executed on February 28, 2020 and stipulate that any asset management fees allocable to the Company and waived by Pacific Oak Capital Advisors for Pacific Oak Opportunity Zone Fund I will distributed to the Company. During the three and six months ended June 30, 2021, the Company recorded $0.2 million and $0.3 million, respectively, of waived asset management fees recorded as equity in income of unconsolidated entities, of which $0.6 million was a receivable as of June 30, 2021.
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
PORT II is a Maryland corporation formed and sponsored by the Advisor to acquire, own and operate single-family homes as rental properties as well as to acquire and own other interests, including mortgages on or securities related to single-family homes.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2021
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2021
(unaudited)
11. INVESTMENT IN UNCONSOLIDATED ENTITIES
As of June 30, 2021 and December 31, 2020, the Company’s investments in unconsolidated entities were composed of the following (dollars in thousands):

	Number of Properties as of June 30, 2021			Investment Balance at
Joint Venture		Location	Ownership %	June 30, 2021	December 31, 2020
110 William Joint Venture	1	New York, New York	60.0%	$—	—
353 Sacramento Joint Venture	1	San Francisco, California	55.0%	51,118	49,665
Pacific Oak Opportunity Zone Fund I	3	Various	N/A	27,715	24,996
PORT II OP LP	49	Various	93.5%	4,992	5,005
				$83,825	$79,666

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
As of June 30, 2021 and December 31, 2020, the book value of the Company’s investment in the 110 William Joint Venture was $0. During the three months ended March 31, 2019, the Company suspended the equity method of accounting and the Company will not record the Company's share of losses and will not record the Company's share of any subsequent income for the 110 William Joint Venture until the Company’s share of net income exceeds the gain recorded and the Company’s share of the net losses not recognized during the period the equity method was suspended. During both of the three and six months ended June 30, 2021 and June 30, 2020, the Company did not record equity in income from the 110 William Joint venture.
Summarized financial information for the 110 William Joint Venture follows (in thousands):

	June 30, 2021	December 31, 2020
Assets:
Real estate assets, net of accumulated depreciation and amortization	$234,759	$246,166
Other assets	36,247	44,004
Total assets	$271,006	$290,170
Liabilities and equity:
Notes payable, net	$318,280	$316,421
Other liabilities	2,784	5,532
Partners’ deficit	(50,058)	(31,783)
Total liabilities and equity	$271,006	$290,170

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2021
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues	$4,994	$8,617	$12,991	$16,599
Expenses:
Operating, maintenance, and management	1,859	1,596	3,852	3,898
Real estate taxes and insurance	1,934	1,822	3,890	3,645
Depreciation and amortization	12,980	2,939	16,109	5,582
Interest expense	3,543	4,042	7,439	7,968
Total expenses	20,316	10,399	31,290	21,093
Total other income	11	16	23	38
Net loss	$(15,311)	$(1,766)	$(18,276)	$(4,456)
Company’s share of net loss (1)	$(9,187)	$(1,060)	$(10,966)	$(2,674)
_____________________
(1) The Company suspended the equity method of accounting and did not record the Company's share of losses for both of the three and six months ended June 30, 2021 and 2020.
Investment in 353 Sacramento Joint Venture
On July 6, 2017, the Company, through an indirect wholly owned subsidiary, entered into an agreement with the Migdal Members to form a joint venture (the “353 Sacramento Joint Venture”). On July 6, 2017, the Company sold a 45% equity interest in an entity that owns an office building containing 284,751 rentable square feet located on approximately 0.35 acres of land in San Francisco, California (“353 Sacramento”) to the Migdal Members. The sale resulted in 353 Sacramento being owned by the 353 Sacramento Joint Venture, in which the Company indirectly owns 55% of the equity interests and the Migdal Members indirectly own 45% in the aggregate of the equity interests. During the six months ended June 30, 2021, the Company contributed an additional $0.9 million into the 353 Sacramento Joint Venture.
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
Summarized financial information for the 353 Sacramento Joint Venture follows (in thousands):

	June 30, 2021	December 31, 2020
Assets:
Real estate assets, net of accumulated depreciation and amortization	$179,865	$182,318
Other assets	23,349	19,810
Total assets	$203,214	$202,128
Liabilities and equity:
Notes payable, net	$109,928	$109,783
Other liabilities	6,806	7,639
Partners’ capital	86,480	84,706
Total liabilities and equity	$203,214	$202,128

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2021
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues	$5,239	$5,364	$9,879	$10,251
Expenses:
Operating, maintenance, and management	856	836	1,628	1,517
Real estate taxes and insurance	1,161	728	1,920	1,481
Depreciation and amortization	1,857	1,639	3,724	3,241
Interest expense	871	1,021	1,740	2,342
Total expenses	4,745	4,224	9,012	8,581
Net income	$494	$1,140	867	1,670
Company’s equity in income of unconsolidated joint venture	$310	$665	$552	$993

Investment in Pacific Oak Opportunity Zone Fund I
During the year ended December 31, 2019, the Company acquired 91 Class A Units for $20.6 million in Pacific Oak Opportunity Zone Fund I. Additionally, with the POSOR II Merger, the Company acquired an additional 13 Class A Units with a fair value of $3.0 million and also acquired 7 Class A Units for $1.5 million during the year ended December 31, 2020. During the six months ended June 30, 2021, the Company acquired additional 13 Class A Units for $3.1 million.
As of June 30, 2021, the book value of the Company’s investment in Pacific Oak Opportunity Zone Fund I was $27.7 million, which includes $0.2 million of acquisition fees. As of June 30, 2021, Pacific Oak Opportunity Zone Fund I consolidated three joint ventures with real estate under development. As of June 30, 2021, the Company has concluded that Pacific Oak Opportunity Zone Fund I qualifies as a Variable Interest Entity (“VIE”) because there is insufficient equity at risk to finance the entity’s activities and the entity is structured with non-substantive voting rights. The Company concluded it is not the primary beneficiary of this VIE since it does not have the power to direct the activities that most significantly impact the entity’s economic performance and will account for its investment under the equity method of accounting.
During the three and six months ended June 30, 2021, the Company recognized $0.2 million and $0.4 million, respectively, of losses related to this investment. The Company’s maximum exposure to loss as a result of its involvement with this VIE is limited to the carrying value of the investment in Pacific Oak Opportunity Zone Fund I which totaled $27.7 million as of June 30, 2021.
PORT II
PORT II is a Maryland corporation formed and sponsored by the Advisor to acquire, own and operate single-family homes as rental properties as well as to acquire and own other interests, including mortgages on or securities related to single-family homes. As of June 30, 2021, the Company owns 600 shares of common stock of PORT II, of which the Company exercises significant influence over the operations, financial policies and decision making with respect to PORT II, but does not control. In addition, as of June 30, 2021, the Company had contributed $5.0 million in capital to PORT II OP, of which the Company owns 93.5%. The remaining ownership percentage is owned by PORT II. As of June 30, 2021, the Company has concluded that PORT II OP qualifies as a VIE because there is insufficient equity at risk to finance the entity’s activities and the entity is structured with non-substantive voting rights. The Company concluded it is not the primary beneficiary of this VIE since it does not have the power to direct the activities that most significantly impact the entity’s economic performance and will account for its investment under the equity method of accounting. During both of the three and six months ended June 30, 2021, the Company recognized $12,000 of losses related to this investment.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2021
(unaudited)
12. SUPPLEMENTAL CASH FLOW AND SIGNIFICANT NONCASH TRANSACTION DISCLOSURES
Supplemental cash flow and significant noncash transaction disclosures were as follows (in thousands):

	Six Months Ended June 30,
	2021	2020
Supplemental Disclosure of Cash Flow Information:
Interest paid, net of capitalized interest of $1,104 and $1,656 for the six months ended June 30, 2021 and 2020, respectively	$17,571	$11,367
Supplemental Disclosure of Significant Noncash Transactions:
Accrued improvements to real estate	6,075	2,175
Redeemable common stock payable	1,429	267
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	—	262
Accrued preferred dividends	225	225

13. REPORTING SEGMENTS
The Company recognizes three reporting segments for the three and six months ended June 30, 2021 and consists of strategic opportunistic properties, single-family homes and hotels. All corporate related costs are included in the strategic opportunistic properties segment to align with how financial information is presented to the chief operating decision maker. The Company recognized two reporting segments for the three and six months ended June 30, 2020. The selected financial information for reporting segments for the three and six months ended June 30, 2021 and 2020 are as follows (in thousands):

	Three Months Ended June 30, 2021
	Strategic Opportunistic Properties	Single-Family Homes	Hotels	Total
Total revenues	$29,075	$5,564	$9,849	$44,488
Total expenses	(43,932)	(6,999)	(8,325)	(59,256)
Total other income	36,459	54	13	36,526
Net income (loss)	$21,602	$(1,381)	$1,537	$21,758

	Six Months Ended June 30, 2021
	Strategic Opportunistic Properties	Single-Family Homes	Hotels	Total
Total revenues	$60,136	$10,870	$12,424	$83,430
Total expenses	(75,528)	(13,183)	(13,976)	(102,687)
Total other income	46,964	78	13	47,055
Net income (loss)	$31,572	$(2,235)	$(1,539)	$27,798

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2021
(unaudited)

	Three Months Ended June 30, 2020
	Strategic Opportunistic Properties	Single-Family Homes	Hotels	Total
Total revenues	$20,450	$3,071	$—	$23,521
Total expenses	(27,793)	(3,644)	—	(31,437)
Total other income	11,776	—	—	11,776
Net income (loss)	$4,433	$(573)	$—	$3,860

	Six Months Ended June 30, 2020
	Strategic Opportunistic Properties	Single-Family Homes	Hotels	Total
Total revenues	$42,201	$5,920	$—	$48,121
Total expenses	(40,688)	(7,184)	—	(47,872)
Total other loss	(14,028)	—	—	(14,028)
Net loss	$(12,515)	$(1,264)	$—	$(13,779)

Total assets and goodwill related to the reporting segments as of June 30, 2021 and December 31, 2020 are as follows (in thousands):

	June 30, 2021
	Strategic Opportunistic Properties	Single-Family Homes	Hotels	Total
Total assets	$1,439,863	$203,099	$149,887	$1,792,849
Goodwill	12,297	—	4,045	16,342

	December 31, 2020
	Strategic Opportunistic Properties	Single-Family Homes	Hotels	Total
Total assets	$1,404,509	$182,486	$144,670	$1,731,665
Goodwill	12,297	—	4,045	16,342

14. PORT MEZZANINE EQUITY
The Company has authorized and issued preferred stock from a subsidiary. The Company has elected to use the measurement method described under ASC 480-10-S99-3A, paragraph 15(b), resulting in the common and preferred stock being classified in mezzanine equity and measured based on the estimated future redemption value as of June 30, 2021.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2021
(unaudited)
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
The following is a reconciliation of PORT’s noncontrolling cumulative convertible redeemable preferred stock for the six months ended June 30, 2021 and 2020 (dollars in thousands):

	Series A Preferred Stock		Series B Preferred Stock
	Shares	Amounts	Shares	Amounts
Balance, December 31, 2020	15,000	$15,134	125	$99
Dividends Available Upon Redemption	—	453	—	—
Dividends Paid	—	(453)	—	—
Balance, June 30, 2021	15,000	$15,134	125	$99

	Series A Preferred Stock		Series B Preferred Stock
	Shares	Amounts	Shares	Amounts
Balance, December 31, 2019	15,000	$14,909	125	$99
Dividends Available Upon Redemption	—	590	—	7
Dividends Paid	—	(365)	—	(7)
Balance, June 30, 2020	15,000	$15,134	125	$99

On July 1, 2020, the Company acquired, through its subsidiaries, Battery Point Trust Inc., a Maryland corporation (“Battery Point”). Battery Point is a real estate investment trust that owned, at the time of acquisition, 559 single-family rental homes throughout the Midwestern and Southeastern United States. All of these assets are held by the Company through its subsidiary, PORT OP.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2021
(unaudited)
The Company acquired Battery Point by acquiring all the 1,000,000 outstanding shares of Battery Point common stock from BPT Holdings, LLC (“BPT Holdings”), a partially owned subsidiary of the Advisor. The Advisor is the Company’s external advisor and is owned and controlled by Keith D. Hall, the Company’s Chief Executive Officer and a director, and Peter M. McMillan, the Company’s President and Chairman of the Board. In exchange, BPT Holdings received 510,816 common equity units in PORT OP, approximately 4.5% of the outstanding common equity units, as of July 1, 2020. The value of the interests exchanged was estimated by the participants at approximately $3.0 million. The common equity units issued to BPT Holdings are redeemable after one year at the request of BPT Holdings for all or a portion of the common equity units at a redemption price equal to and in the form of cash based on the unit price of PORT OP. The following table summarizes the redeemable non-controlling interest activity related to the PORT OP equity units held by BPT Holdings for the six months ended June 30, 2021 (in thousands):

December 31, 2020	$2,968
Net loss attributable to redeemable noncontrolling interest	(81)
June 30, 2021	$2,887

15. COMMITMENTS AND CONTINGENCIES
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
June 30, 2021
(unaudited)
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
During the three and six months ended June 30, 2021, the Company incurred $0.2 million and $0.3 million, respectively, of fees related to the management agreement, which are included in hotel expenses on the accompanying consolidated statements of operations.
Q&C Hotel
A wholly owned subsidiary of the joint venture through which the Company leases the operations of the Q&C Hotel (“Q&C Hotel Operations”) has entered into a management agreement with Encore Hospitality, LLC (“Encore Hospitality”), an affiliate of the joint venture partner, pursuant to which Encore Hospitality will manage and operate the Q&C Hotel. The management agreement expires on December 17, 2035. Subject to certain conditions, Encore Hospitality may extend the term of the agreement for a period of five years. Pursuant to the management agreement Encore Hospitality will receive a base fee, which is 4.0% of gross revenue (as defined in the management agreement). During the three and six months ended June 30, 2021, the Company incurred $48,000 and $0.1 million, respectively, of fees related to the management agreement, which are included in hotel expenses on the accompanying consolidated statements of operations.
Q&C Hotel Operations has also entered into a franchise agreement with Marriott International (“Marriott”) pursuant to which Marriott has granted Q&C Hotel Operations a limited, non-exclusive license to establish and operate the Q&C Hotel using certain of Marriott’s proprietary marks and systems and the hotel was branded as a Marriott Autograph Collection hotel on May 25, 2016. The franchise agreement will expire on May 25, 2041. Pursuant to the franchise agreement, Q&C Hotel Operations pays Marriott a monthly franchise fee equal to a percent of gross room sales on a sliding scale that is initially 2% and increases to 5% on May 25, 2019 and a monthly marketing fund contribution fee equal to 1.5% of the Q&C Hotel’s gross room sales. In addition, the franchise agreement requires the maintenance of a reserve account to fund all renovations at the hotel based on a percentage of gross revenues which starts at 2% of gross revenues and increases to 5% of gross revenues on May 25, 2019. Q&C Hotel Operations is also responsible for the payment of certain other fees, charges and costs as set forth in the agreement. During the three and six months ended June 30, 2021, the Company incurred $0.1 million and $0.2 million, respectively, of fees related to the Marriott franchise agreement, which are included in hotel expenses on the accompanying consolidated statement of operations.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2021
(unaudited)
Lease Obligations
As of June 30, 2021, the Company’s lease and rights to a leasehold interest with respect to 210 West 31st, an office/retail building in New York, NY, which was accounted for as a finance lease, are included in the consolidated balance sheet as follows:

Right-of-use asset (included in real estate held for investment, net)	$9,258
Lease obligation (included in other liabilities)	9,318

Remaining lease term	92.5
Discount rate	4.8%

The components of lease expense were as follows:
Interest on lease obligation for the six months ended June 30, 2021	224

As of June 30, 2021, the Company had a leasehold interest expiring on 2114. Future minimum lease payments owed by the Company under the finance lease as of June 30, 2021 are as follows (in thousands):

July 1, 2021 through December 31, 2021	$180
2022	360
2023	360
2024	360
2025	393
Thereafter	52,563
Total expected minimum lease obligations	54,216
Less: Amount representing interest (1)	(44,898)
Present value of net minimum lease payments (2)	$9,318
_____________________
(1) Interest includes the amount necessary to reduce the total expected minimum lease obligations to present value calculated at the Company’s incremental borrowing rate at acquisition.
(2) The present value of net minimum lease payments are presented in other liabilities in the accompanying consolidated balance sheets.

Paycheck Protection Program
On February 10, 2021 and March 13, 2021, the Company, through wholly owned subsidiaries of joint ventures, entered into Paycheck Protection Program Promissory (“PPP”) notes for the Q&C Hotel and Springmaid Beach Resort and received funding of $0.6 million and $1.8 million, respectively. The PPP notes are supplementing payroll costs for the third-party managers of the joint ventures. In accordance with the requirements of the CARES Act, at least 60% of the proceeds used to date have been used to pay eligible payroll costs. Under the requirements of the CARES Act, the loan may be fully forgiven if (i) proceeds are used to pay eligible payroll costs, rent, mortgage interest and utilities and (ii) full-time employee headcount and salaries are either maintained during the applicable twenty-four-week period after loan origination. Any forgiveness of the loan will be subject to approval by the U.S. Small Business Administration (the “SBA”) and will require the Company to apply for such treatment in the future. While the Company may apply for forgiveness of the PPP notes in accordance with the requirements and limitations under the CARES Act and the SBA regulations and requirements, no assurance can be given that any portion of the PPP notes will be forgiven. As of June 30, 2021 and December 31, 2020, the PPP notes balance was $3.9 million and $1.5 million and recorded in other liabilities in the accompanying consolidated balance sheets, respectively. On July 6, 2021, the SBA approved the Company’s application for forgiveness of the Springmaid Beach Resort PPP note of $1.3 million.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2021
(unaudited)
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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Although there can be no assurance, the Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations as of June 30, 2021. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities.
COVID-19
During the first quarter of 2020 and subsequent periods, efforts to slow the spread of the COVID-19 virus have had a significant impact on the U.S. economy. The Company continues to follow the policies described in Note 2 to the Consolidated Financial Statements contained in our 2020 Annual Report on Form 10-K, including those related to impairments of real estate assets and investments in unconsolidated affiliates and collectability assessments on operating lease receivables. While our current analyses did not result in any material adjustments to amounts as of and during the six months ended June 30, 2021, circumstances related to the COVID-19 pandemic may result in recording impairments, lease modifications and changes to collectability assessments in future periods.
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
City Tower Disposition
On July 27, 2021, the Company, through an indirect wholly owned subsidiary, sold an office building containing 435,177 rentable square feet located on approximately 4.92 acres of land in Orange, California (“City Tower”) to a purchaser unaffiliated with the Company or the Advisor, for $150.5 million, before closing costs and credits. As of June 30, 2021, the carrying value of City Tower was $147.9 million, which was net of $20.5 million of accumulated depreciation and amortization. The Company repaid $98.1 million of the outstanding principal balance due under the mortgage loan secured by the property.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2021
(unaudited)
Share Redemption Program Amendment
On August 5, 2021 the Company’s board of directors approved Amendment 1 (the “Amendment”) to the Company’s Twelfth Amended and Restated Share Redemption Program (the “SRP”). The Amendment is effective as of August 20, 2021 and provides, that, pursuant to Section 4(b) of the SRP, an additional $30 million in funding is authorized for redemptions (excluding those submitted in connection with a stockholder’s death, qualifying disability or determination of incompetence). The Amendment also provides that the funding limitations set forth in Section 4(d) of the SRP shall not apply for the remainder of 2021. Finally, the Amendment provides that, for the avoidance of doubt, for purposes of Section 4(a) of the SRP, stockholders of the Company who received their shares in connection with the POSOR II Merger shall be deemed to have held such shares in the Company for over a year. The Amendment will be effective for the September 2021 redemption date, which is September 30, 2021.

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
•Because our new advisor, Pacific Oak Capital Advisors, LLC was recently formed, it could face challenges with employee hiring and retention, information technology, vendor relationships, and funding; if Pacific Oak Capital Advisors faces challenges in performing its obligations to us, it could negatively impact our ability to achieve our investment objectives.
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
On January 8, 2009, we filed a registration statement on Form S-11 with the SEC to offer a minimum of 250,000 shares and a maximum of 140,000,000 shares of common stock for sale to the public, of which 100,000,000 shares were registered in our primary offering and 40,000,000 shares were registered under our dividend reinvestment plan. We ceased offering shares of common stock in our primary offering on November 14, 2012. We sold 56,584,976 shares of common stock in the primary offering for gross offering proceeds of $561.7 million. We continue to offer shares of common stock under the dividend reinvestment plan. As of June 30, 2021, we had sold 6,851,969 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $76.5 million. Also as of June 30, 2021, we had redeemed 24,189,859 of the shares sold in our offering for $289.1 million. As of June 30, 2021, we had issued 25,976,746 shares of common stock in connection with special dividends. Additionally, on December 29, 2011 and October 23, 2012, we issued 220,994 shares and 55,249 shares of common stock, respectively, for $2.0 million and $0.5 million, respectively, in private transactions exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.
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
On March 4, 2021, we issued debentures (series A) in the amount of 250.0 million Israeli new Shekels par value through a private placement. The debentures were issued at a 1.9% discount resulting in total consideration of 245.3 million Israeli new Shekels ($74.2 million as of March 4, 2021). The additional debentures shall have an equal level of security, pari passu, amongst themselves and between them and the Series A Debentures, which were initially issued, without any right of precedence or preference between any of them
As of June 30, 2021, we consolidated nine office properties (of which one office property was held for sale), one office portfolio consisting of four office buildings and 14 acres of undeveloped land, two apartment properties, two hotel properties, one residential home portfolio consisting of 1,807 single-family homes, three investments in undeveloped land with approximately 800 developable acres, and owned four investments in unconsolidated entities and three investments in real estate equity securities. Additionally, as of June 30, 2021, the Company had entered into a consolidated joint venture to develop one office/retail property.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
During the first quarter of 2020 and subsequent periods, efforts to slow the spread of the COVID-19 virus have had a significant impact on the U.S. economy. While our current analyses did not result in any material adjustments to amounts as of and during the six months ended June 30, 2021, circumstances related to the COVID-19 pandemic may result in recording impairments, lease modifications and changes to collectability assessments in future periods. The extent to which COVID-19 impacts our business, operations and financial results will depend on numerous evolving factors, many of which are not within management’s control, and that we are unable to predict at this time, including but not limited to: the duration and scope of the pandemic; the pandemic’s impact on current and future economic activity; and the actions of governments, businesses and individuals in response to the COVID-19 pandemic.
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
We sold 56,584,976 shares of common stock in the primary portion of our initial public offering for gross offering proceeds of $561.7 million. We ceased offering shares in the primary portion of our initial public offering on November 14, 2012. We continue to offer shares of common stock under the dividend reinvestment plan. As of June 30, 2021, we had sold 6,851,969 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $76.5 million. To date, we have invested all of the net proceeds from our initial public offering in real estate and real estate-related investments. We intend to use our cash on hand, proceeds from asset sales, proceeds from debt financing, cash flow generated by our real estate operations and real estate-related investments and proceeds from our dividend reinvestment plan as our primary sources of immediate and long-term liquidity.
On February 10, 2021 and March 13, 2021, we, through our wholly owned subsidiaries of joint ventures, entered into Paycheck Protection Program Promissory (“PPP”) notes for the Q&C Hotel and Springmaid Beach Resort and received funding of $0.6 million and $1.8 million, respectively. The PPP notes are supplementing payroll costs for the third-party managers of the joint ventures. In accordance with the requirements of the CARES Act, at least 60% of the proceeds used to date have been used to pay eligible payroll costs. Under the requirements of the CARES Act, the loan may be fully forgiven if (i) proceeds are used to pay eligible payroll costs, rent, mortgage interest and utilities and (ii) full-time employee headcount and salaries are either maintained during the applicable twenty-four-week period after loan origination. Any forgiveness of the loan will be subject to approval by the U.S. Small Business Administration (the “SBA”) and will require the Company to apply for such treatment in the future. While we may apply for forgiveness of the PPP notes in accordance with the requirements and limitations under the CARES Act and the SBA regulations and requirements, no assurance can be given that any portion of the PPP notes will be forgiven. As of June 30, 2021 and December 31, 2020, the PPP notes balance was $3.9 million and $1.5 million and recorded in other liabilities in the accompanying consolidated balance sheets, respectively. On July 6, 2021, the SBA approved our application for forgiveness of the Springmaid Beach Resort PPP note of $1.3 million.
Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures and corporate general and administrative expenses.  Cash flow from operations from our real estate investments is primarily dependent upon the occupancy levels of our properties, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of June 30, 2021, our office properties were collectively 74% occupied, our residential home portfolio was 94% occupied and our apartment properties were 93% occupied. As of July 2021, we collected 94.3% of total charged rent for the month of June 2021.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Our investments in hotel properties generate cash flow in the form of room, food, beverage and convention services, campground and other revenues, which are reduced by hotel expenses, capital expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our hotel properties are primarily dependent upon the occupancy levels of our hotels, the average daily rates and how well we manage our expenditures. The following table provides summary information regarding our hotel properties for the six months ended June 30, 2021:

Property	Number of Rooms	Percentage Occupied for the Six Months Ended June 30, 2021	Average Daily Rate for the Six Months Ended June 30, 2021	Average Revenue per Available Room for the Six Months Ended June 30, 2021
Springmaid Beach Resort	453	49.1%	$191.62	$94.12
Q&C Hotel	196	33.0%	$118.99	$39.30

Investments in real estate equity securities generate cash flow in the form of dividend income, which is reduced by asset management fees. As of June 30, 2021, we had three investments in real estate equity securities outstanding with a total carrying value of $99.0 million.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended June 30, 2021 did not exceed the charter-imposed limitation.
For the six months ended June 30, 2021, our cash needs for capital expenditures, redemptions of common stock and debt servicing were met with proceeds from dispositions of real estate, real estate equity securities and undeveloped land, proceeds from debt financing, proceeds from our dividend reinvestment plan and cash on hand. Operating cash needs during the same period were met through cash flow generated by our real estate and real estate-related investments and cash on hand. As of June 30, 2021, we had outstanding debt obligations in the aggregate principal amount of $1.1 billion, with a weighted-average remaining term of 1.5 years. As of June 30, 2021, we had a total of $591.8 million of debt obligations scheduled to mature within 12 months of that date. We plan to exercise our extension options available under our loan agreements or pay down or refinance the related notes payable prior to their maturity dates.
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
Cash Flows from Operating Activities
As of June 30, 2021, we consolidated nine office properties (of which one office property was held for sale), one office portfolio consisting of four office buildings and 14 acres of undeveloped land, two apartment properties, two hotel properties, one residential home portfolio consisting of 1,807 single-family homes, three investments in undeveloped land with approximately 800 developable acres, and owned four investments in unconsolidated entities and three investments in real estate equity securities. Additionally, as of June 30, 2021, the Company had entered into a consolidated joint venture to develop one office/retail property. During the six months ended June 30, 2021, net cash provided by operating activities was $8.6 million. We expect that our cash flows from operating activities will increase in future periods as a result of leasing additional space that is currently unoccupied and anticipated future acquisitions of real estate and real estate-related investments. However, our cash flows from operating activities may decrease to the extent that we dispose of additional assets.
Cash Flows from Investing Activities
Net cash provided by investing activities was $54.4 million for the six months ended June 30, 2021 and primarily consisted of the following:
•Proceeds from the sale of real estate of $49.7 million;
•Proceeds from the sale of real estate equity securities of $14.4 million;
•Improvements to real estate of $7.7 million;
•Proceeds for future development obligations of $6.2 million;

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
•Acquisition of real estate of $4.1 million; and
•Contribution of capital to unconsolidated entities of $4.0 million.
Cash Flows from Financing Activities
Net cash provided by financing activities was $24.0 million for the six months ended June 30, 2021 and consisted primarily of the following:
•$23.4 million of net cash provided by debt and other financings as a result of proceeds from notes payable of $157.2 million, partially offset by principal payments on notes and bonds payable of $131.7 million and payments of deferred financing costs of $2.1 million;
•$2.4 million of cash provided by PPP Notes;
•$1.4 million of cash used for redemptions of common stock; and
•$0.5 million of cash used for preferred dividends.
In order to execute our investment strategy, we utilize secured debt and we may, to the extent available, utilize unsecured debt, to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinancing and interest risks, are properly balanced with the benefit of using leverage. There is no limitation on the amount we may borrow for any single investment. Our charter limits our total liabilities such that our total liabilities may not exceed 75% of the cost of our tangible assets; however, we may exceed that limit if a majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our common stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of June 30, 2021, our borrowings and other liabilities were both approximately 65% of the cost (before depreciation and other noncash reserves) and the book value (before depreciation) of our tangible assets.
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
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of June 30, 2021 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2021	2022-2023	2024-2025	Thereafter
Outstanding debt obligations (1)	$1,129,987	$315,026	$610,051	$103,816	$101,094
Interest payments on outstanding debt obligations (2)	63,297	16,558	30,245	13,884	2,610
Finance lease obligation	54,216	180	720	753	52,563
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts, maturity dates, foreign currency rates and interest rates in effect at June 30, 2021. We incurred interest expense of $18.7 million, excluding amortization of deferred financing costs of $1.6 million and including interest capitalized of $1.1 million, for the six months ended June 30, 2021.
Results of Operations
Overview
As of June 30, 2020, we consolidated six office properties, one office portfolio consisting of four office buildings and 14 acres of undeveloped land, one apartment property and three investments in undeveloped land with approximately 1,000 developable acres, one residential home portfolio consisting of 1,190 single-family homes and owned five investments in unconsolidated joint ventures and three investments in real estate equity securities. As of June 30, 2021, we consolidated nine office properties (of which one office property was held for sale), one office portfolio consisting of four office buildings and 14 acres of undeveloped land, two apartment properties, two hotel properties, one residential home portfolio consisting of 1,807 single-family homes, three investments in undeveloped land with approximately 800 developable acres, and owned four investments in unconsolidated entities and three investments in real estate equity securities. Additionally, as of June 30, 2021, the Company had entered into a consolidated joint venture to develop one office/retail property. Our results of operations for the three and six months ended June 30, 2021 may not be indicative of those in future periods due to acquisition and disposition activities and COVID-19 related impacts. Additionally, the occupancy in our properties, excluding our residential home portfolio, has not been stabilized. As of June 30, 2021, our office properties were collectively 74% occupied, our residential home portfolio was 94% occupied and our apartment properties were 93% occupied. However, due to the amount of near-term lease expirations, we do not put significant emphasis on quarterly changes in occupancy (positive or negative) in the short run. Our underwriting and valuations are generally more sensitive to “terminal values” that may be realized upon the disposition of the assets in the portfolio and less sensitive to ongoing cash flows generated by the portfolio in the years leading up to an eventual sale. There are no guarantees that occupancies of our assets will increase, or that we will recognize a gain on the sale of our assets. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of leasing additional space and acquiring additional assets but decrease due to disposition activity.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Comparison of the three months ended June 30, 2021 versus the three months ended June 30, 2020
The following table provides summary information about our results of operations for the three months ended June 30, 2021 and 2020 (dollar amounts in thousands):

	Three Months Ended June 30,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions/ Dispositions (1)	$ Change Due to Investments Held Throughout Both Periods (2)
	2021	2020
Rental income	$32,670	$21,846	$10,824	50%	$10,181	$643
Hotel revenues	9,849	—	9,849	100%	9,849	—
Other operating income	1,218	801	417	52%	337	80
Dividend income from real estate equity securities	751	874	(123)	(14)%	(123)	—
Operating, maintenance, and management costs	10,342	6,799	3,543	52%	3,046	497
Real estate taxes and insurance	5,399	3,351	2,048	61%	1,838	210
Hotel expenses	5,841	—	5,841	100%	5,841	—
Asset management fees to affiliate	3,527	2,336	1,191	51%	1,126	45
General and administrative expenses	2,888	1,789	1,099	61%	n/a	n/a
Foreign currency transaction loss, net	5,507	2,213	3,294	149%	n/a	n/a
Depreciation and amortization	15,072	8,964	6,108	68%	7,053	(945)
Interest expense	10,680	5,985	4,695	78%	4,481	214
Equity in income of unconsolidated entities	256	665	(409)	(62)%	—	(409)
Other interest income	48	7	41	586%	n/a	n/a
Gain on real estate equity securities	4,800	11,360	(6,560)	(58)%	n/a	n/a
Change in subordinated performance fee due upon termination to affiliate	261	(307)	568	(185)%	n/a	n/a
Gain on sale of real estate	31,148	—	31,148	100%	31,148	—
Gain on extinguishment of debt	13	—	13	100%	n/a	n/a
_____________________
(1) Represents the dollar amount increase (decrease) for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 related to real estate and real estate-related investments acquired or disposed on or after April 1, 2020.
(2) Represents the dollar amount increase (decrease) for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 with respect to real estate and real estate-related investments owned by us during the entirety of both periods presented.
Rental income increased from $21.8 million for the three months ended June 30, 2020 to $32.7 million for the three months ended June 30, 2021, primarily as a result of properties acquired subsequent to June 30, 2020, overall increase in rental rates for properties held throughout both periods and partially offset by a decrease in occupancy rates. The occupancy of our office properties, held throughout both periods decreased from 79% as of June 30, 2020 to 77% as of June 30, 2021. Annualized base rent per square foot increased from $25.10 as of June 30, 2020 to $26.35 as of June 30, 2021 related to properties (excluding apartments and single-family homes) held throughout both periods. We expect rental income to increase in future periods as a result of leasing additional space and to the extent we acquire additional properties, but to decrease to the extent we dispose of properties.
Other operating income increased from $0.8 million for the three months ended June 30, 2020 to $1.2 million for the three months ended June 30, 2021, primarily due to properties acquired subsequent to June 30, 2020. We expect other operating income to increase in future periods as a result of leasing additional space, increases in parking income as we stabilize properties and to the extent we acquire additional properties, but to decrease to the extent we dispose of properties.
Dividend income from real estate equity securities decreased from $0.9 million for the three months ended June 30, 2020 to $0.8 million for the three months ended June 30, 2021, primarily as a result of the dispositions and acquisitions of real estate equity securities subsequent to June 30, 2020. We expect dividend income from real estate equity securities to vary in future periods as a result of the timing of dividends declared and investment activity.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Property operating costs increased from $6.8 million for the three months ended June 30, 2020 to $10.3 million for the three months ended June 30, 2021 and real estate taxes and insurance increased from $3.4 million for the three months ended June 30, 2020 to $5.4 million for the three months ended June 30, 2021, primarily as a result of properties acquired subsequent to June 30, 2020. We expect property operating costs and real estate taxes and insurance to increase in future periods to the extent we acquire additional properties, increasing occupancy of our real estate assets and general inflation, but to decrease to the extent we dispose of properties.
Asset management fees increased from $2.3 million for the three months ended June 30, 2020 to $3.5 million for the three months ended June 30, 2021, primarily as a result of properties acquired subsequent to June 30, 2020. We expect asset management fees to increase in future periods to the extent we acquire additional properties, but to decrease to the extent we dispose of properties.
General and administrative expenses increased from $1.8 million for the three months ended June 30, 2020 to $2.9 million for the three months ended June 30, 2021, primarily due to increased accounting and advisory expenses. We expect general and administrative expenses to fluctuate in future periods based on investment and disposition activity as well as costs incurred to evaluate strategic transactions.
We recognized a $5.5 million foreign currency transaction loss, net for the three months ended June 30, 2021 and $2.2 million of foreign currency transaction loss, net, for the three months ended June 30, 2020, related to the debentures in Israel. These debentures are denominated in Israeli new Shekels and we expect to recognize foreign transaction gains and losses based on changes in foreign currency exchange rates, but expect our exposure to be limited to the extent that we have entered into foreign currency options and foreign currency collars. As of June 30, 2021, we had entered into one foreign currency collar to hedge against a change in the exchange rate of the Israeli new Shekel versus the U.S. Dollar. The foreign currency collars expire in November 2021 and have an aggregate Israeli new Shekels notional amount of 194.0 million. During the three months ended June 30, 2021, we recognized a $0.3 million loss related to the foreign currency collar and a $5.2 million foreign currency transaction loss. During the three months ended June 30, 2020, we recognized a $3.2 million gain related to the foreign currency collars and a $5.4 million foreign currency transaction loss in the accompanying consolidated statements of operations as foreign currency transaction loss, net.
Depreciation and amortization increased from $9.0 million for the three months ended June 30, 2020 to $15.1 million for the three months ended June 30, 2021, primarily as a result of properties acquired subsequent to June 30, 2020 and capital expenditures. We expect depreciation and amortization to increase in future periods as a result of owning the property acquired during 2020 for an entire period and to the extent we acquire additional properties, but to decrease as a result of amortization of tenant origination costs related to lease expirations and disposition of properties.
Interest expense increased from $6.0 million for the three months ended June 30, 2020 to $10.5 million for the three months ended June 30, 2021, primarily as a result of the increased borrowings related to properties acquired subsequent to June 30, 2020, additional Series A Debentures issued on March 4, 2021 of 250.0 million Israeli new Shekels (approximately $74.2 million as of March 4, 2021) and partially offset by March 31, 2020 and 2021 Series A Debentures principal installment payments of 194.0 million Israeli new Shekels (approximately $56.6 million as of March 1, 2020 and $58.9 million as of March 1, 2021). Excluded from interest expense was $0.5 million and $0.8 million of interest capitalized to our investments in undeveloped land and an unconsolidated entity during the three months ended June 30, 2021 and 2020, respectively. Our interest expense in future periods will vary based on interest rate fluctuations, the amount of interest capitalized and our level of future borrowings, which will depend on the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives and will decrease to the extent we dispose of properties and paydown debt, including annual principal installment payments on the Series A and Series B Debentures.
Equity in income of unconsolidated entities decreased from gain of $0.7 million for the three months ended June 30, 2020 to loss of $0.3 million for the three months ended June 30, 2021, primarily as a result of bad debt expense for the 353 Sacramento joint venture for the three months ended June 30, 2021.
Gain on real estate equity securities decreased from $11.4 million for the three months ended June 30, 2020 to $4.8 million for the three months ended June 30, 2021. We expect gains and losses on real estate equity securities to fluctuate in future periods as a result of changes in share prices of our investments in real estate equity securities.
During the three months ended June 30, 2021, we sold approximately 193 developable acres of Park Highlands undeveloped land that resulted in a gain on sale of $31.1 million. There were no dispositions during the three months ended June 30, 2020.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Comparison of the six months ended June 30, 2021 versus the six months ended June 30, 2020
The following table provides summary information about our results of operations for the six months ended June 30, 2021 and 2020 (dollar amounts in thousands):

	Six Months Ended June 30,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions/ Dispositions (1)	$ Change Due to Investments Held Throughout Both Periods (2)
	2021	2020
Rental income	$65,378	$43,937	$21,441	49%	$19,892	$1,549
Hotel revenues	12,424	—	12,424	100%	12,424	—
Other operating income	2,124	1,831	293	16%	578	(285)
Dividend income from real estate equity securities	3,504	2,353	1,151	49%	1,151	—
Operating, maintenance, and management costs	20,775	14,370	6,405	45%	6,072	333
Real estate taxes and insurance	10,688	6,779	3,909	58%	3,643	266
Hotel expenses	9,233	—	9,233	100%	9,233	—
Asset management fees to affiliate	7,380	4,441	2,939	66%	2,801	138
General and administrative expenses	4,759	4,337	422	10%	n/a	n/a
Foreign currency transaction gain, net	(2,839)	(12,783)	9,944	(78)%	n/a	n/a
Depreciation and amortization	32,073	17,947	14,126	79%	13,685	441
Interest expense	20,618	12,781	7,837	61%	5,716	2,121
Equity in income of unconsolidated entities	425	993	(568)	(57)%	—	(568)
Other interest income	94	277	(183)	(66)%	n/a	n/a
Gain (loss) on real estate equity securities	15,553	(15,094)	30,647	(203)%	n/a	n/a
Change in subordinated performance fee due upon termination to affiliate	(200)	(307)	107	(35)%	n/a	n/a
Gain on sale of real estate	31,170	—	31,170	100%	31,170	—
Gain on extinguishment of debt	13	—	13	100%	13	—
_____________________
(1) Represents the dollar amount increase (decrease) for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 related to real estate and real estate-related investments acquired or disposed on or after January 1, 2020.
(2) Represents the dollar amount increase (decrease) for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 with respect to real estate and real estate-related investments owned by us during the entirety of both periods presented.
Rental income increased from $43.9 million for the six months ended June 30, 2020 to $65.4 million for the six months ended June 30, 2021, primarily as a result of properties acquired subsequent to June 30, 2020 and overall increase in rental rates for properties held throughout both periods and partially offset by a decrease in occupancy rates. The occupancy of our office properties, held throughout both periods decreased from 79% as of June 30, 2020 to 77% as of June 30, 2021. Annualized base rent per square foot increased from $25.10 as of June 30, 2020 to $26.35 as of June 30, 2021 related to properties (excluding apartments and single-family homes) held throughout both periods. We expect rental income to increase in future periods as a result of leasing additional space and to the extent we acquire additional properties, but to decrease to the extent we dispose of properties.
Other operating income increased from $1.8 million for the six months ended June 30, 2020 to $2.1 million for the six months ended June 30, 2021, primarily due to properties acquired subsequent to June 30, 2020. We expect other operating income to increase in future periods as a result of leasing additional space, increases in parking income as we stabilize properties and to the extent we acquire additional properties, but to decrease to the extent we dispose of properties.
Dividend income from real estate equity securities increased from $2.4 million for the six months ended June 30, 2020 to $3.5 million for the six months ended June 30, 2021, primarily as a result of the dispositions and acquisitions of real estate equity securities subsequent to June 30, 2020. We expect dividend income from real estate equity securities to vary in future periods as a result of the timing of dividends declared and investment activity.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Property operating costs increased from $14.4 million for the six months ended June 30, 2020 to $20.8 million for the six months ended June 30, 2021 and real estate taxes and insurance increased from $6.8 million for the six months ended June 30, 2020 to $10.7 million for the six months ended June 30, 2021, primarily as a result of properties acquired subsequent to June 30, 2020. We expect property operating costs and real estate taxes and insurance to increase in future periods to the extent we acquire additional properties, increasing occupancy of our real estate assets and general inflation, but to decrease to the extent we dispose of properties.
Asset management fees increased from $4.4 million for the six months ended June 30, 2020 to $7.4 million for the six months ended June 30, 2021, primarily as a result of properties acquired subsequent to June 30, 2020. We expect asset management fees to increase in future periods to the extent we acquire additional properties, but to decrease to the extent we dispose of properties.
General and administrative expenses increased from $4.3 million for the six months ended June 30, 2020 to $4.8 million for the six months ended June 30, 2021, primarily due to increased accounting and advisory expenses. We expect general and administrative expenses to fluctuate in future periods based on investment and disposition activity as well as costs incurred to evaluate strategic transactions.
We recognized a $2.8 million foreign currency transaction gain, net for the six months ended June 30, 2021 and $12.8 million foreign currency transaction gain, net, for the six months ended June 30, 2020, related to the debentures in Israel. These debentures are denominated in Israeli new Shekels and we expect to recognize foreign transaction gains and losses based on changes in foreign currency exchange rates, but expect our exposure to be limited to the extent that we have entered into foreign currency options and foreign currency collars. As of June 30, 2021, we had entered into one foreign currency collar to hedge against a change in the exchange rate of the Israeli new Shekel versus the U.S. Dollar. The foreign currency collars expire in November 2021 and have an aggregate Israeli new Shekels notional amount of 194.0 million. During the six months ended June 30, 2021, we recognized a $0.3 million loss related to the foreign currency collar and a $3.1 million foreign currency transaction gain. During the six months ended June 30, 2020, we recognized a $12.2 million gain related to the foreign currency collars and a $0.6 million foreign currency transaction gain.
Depreciation and amortization increased from $17.9 million for the six months ended June 30, 2020 to $32.1 million for the six months ended June 30, 2021, primarily as a result of properties acquired in 2020 and capital expenditures. We expect depreciation and amortization to increase in future periods as a result of owning the property acquired during 2020 for an entire period and to the extent we acquire additional properties, but to decrease as a result of amortization of tenant origination costs related to lease expirations and disposition of properties.
Interest expense increased from $12.8 million for the six months ended June 30, 2020 to $20.6 million for the six months ended June 30, 2021, primarily as a result of the increased borrowings related to properties acquired subsequent to June 30, 2020, additional Series A Debentures issued on March 4, 2021 of 250.0 million Israeli new Shekels (approximately $74.2 million as of March 4, 2021) and partially offset by the March 31, 2020 and 2021 Series A Debentures principal installment payments of 194.0 million Israeli new Shekels (approximately $56.6 million as of March 1, 2020 and $58.9 million as of March 1, 2021). Excluded from interest expense was $1.1 million and $1.7 million of interest capitalized to our investments in undeveloped land and an unconsolidated entity during the six months ended June 30, 2021 and 2020, respectively. Our interest expense in future periods will vary based on interest rate fluctuations, the amount of interest capitalized and our level of future borrowings, which will depend on the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives and will decrease to the extent we dispose of properties and paydown debt, including annual principal installment payments on the Series A and Series B Debentures.
Equity in income of unconsolidated entities decreased from income of $1.0 million for the six months ended June 30, 2020 to loss of $0.4 million for the six months ended June 30, 2021, primarily as a result of bad debt expense for the 353 Sacramento joint venture for the six months ended June 30, 2021.
Loss on real estate equity securities was $15.1 million for the six months ended June 30, 2020, which was made up of a $15.8 million unrealized loss on real estate securities held at June 30, 2020 and a $0.7 million realized gain on real estate securities sold during the six months ended June 30, 2020. Gain on real estate equity securities was $15.6 million for the six months ended June 30, 2021, which was made up of a $12.5 million unrealized gain on real estate securities held at June 30, 2021 and a $3.1 million realized gain on real estate securities sold during the six months ended June 30, 2021. We expect gains and losses on real estate equity securities to fluctuate in future periods as a result of changes in share prices of our investments in real estate equity securities.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
During the six months ended June 30, 2021, we sold approximately 193 developable acres of Park Highlands undeveloped land that resulted in a gain on sale of $31.1 million. There were no dispositions during the six months ended June 30, 2020.
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
Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculations of MFFO and Adjusted MFFO, for the three and six months ended June 30, 2021 and 2020 (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss) attributable to common stockholders	$21,675	$3,668	$28,187	$(14,304)
Depreciation of real estate assets	8,871	5,758	18,120	11,368
Amortization of lease-related costs	6,201	3,206	13,953	6,579
Gain on sale of real estate (1)	(31,148)	—	(31,170)	—
(Gain) loss on real estate equity securities	(4,800)	(11,360)	(15,553)	15,094
Gain on extinguishment of debt	(13)	—	(13)	—
Adjustments for noncontrolling interests - consolidated entities (2)	(384)	(71)	(838)	(145)
Adjustments for investments in unconsolidated entities (3)	(364)	1,607	772	2,460
FFO attributable to common stockholders	38	2,808	13,458	21,052
Straight-line rent and amortization of above- and below-market leases	(422)	(769)	(1,833)	(1,973)
Amortization of net premium/discount on bond and notes payable	963	(25)	1,445	(51)
Unrealized loss (gain) on interest rate caps	3	(7)	16	(21)
Mark-to-market foreign currency transaction loss (gain), net	5,507	2,213	(2,839)	(12,783)
Adjustments for noncontrolling interests - consolidated entities (2)	(47)	(1)	(98)	11
Adjustments for investments in unconsolidated entities (3)	1,782	(1,211)	1,647	(2,033)
MFFO attributable to common stockholders	7,824	3,008	11,796	4,202
Other capitalized operating expenses (4)	(651)	(864)	(1,329)	(1,876)
Casualty-related (gain) loss	—	(51)	—	(51)
Change in subordinated performance fee due upon termination to affiliate	(261)	307	200	307
Adjusted MFFO attributable to common stockholders	$6,912	$2,400	$10,667	$2,582
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
Distributions
There were no distributions declared for the six months ended June 30, 2021. Our net income attributable to common stockholders for the six months ended June 30, 2021 was $28.2 million and our cash flows provided by operations were $8.6 million. Our cumulative distributions paid and net income attributable to common stockholders from inception through June 30, 2021 were $195.4 million and $150.6 million, respectively. We have funded our cumulative distributions paid, which includes net cash distributions and distributions reinvested by stockholders, with proceeds from debt financing of $18.7 million, proceeds from the dispositions of property of $83.4 million and cash provided by operations of $93.3 million. To the extent that we pay distributions from sources other than our cash flow from operations or gains from asset sales, we will have fewer funds available for investment in real estate-related loans, opportunistic real estate, real estate-related debt securities and other real estate-related investments, the overall return to our stockholders may be reduced and subsequent investors may experience dilution.

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
City Tower Disposition
On July 27, 2021, we, through an indirect wholly owned subsidiary, sold an office building containing 435,177 rentable square feet located on approximately 4.92 acres of land in Orange, California (“City Tower”) to a purchaser unaffiliated with us or our advisor, for $150.5 million, before closing costs and credits. We repaid $98.1 million of the outstanding principal balance due under the mortgage loan secured by the property.
Share Redemption Program Amendment
On August 5, 2021 our board of directors approved Amendment 1 (the “Amendment”) to the Twelfth Amended and Restated Share Redemption Program (the “SRP”). The Amendment is effective as of August 20, 2021 and provides, that, pursuant to Section 4(b) of the SRP, an additional $30 million in funding is authorized for redemptions (excluding those submitted in connection with a stockholder’s death, qualifying disability or determination of incompetence). The Amendment also provides that the funding limitations set forth in Section 4(d) of the SRP shall not apply for the remainder of 2021. Finally, the Amendment provides that, for the avoidance of doubt, for purposes of Section 4(a) of the SRP, our stockholders who received their shares in connection with the POSOR II Merger shall be deemed to have held such shares in us for over a year. The Amendment will be effective for the September 2021 redemption date, which is September 30, 2021.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 3.     Quantitative and Qualitative Disclosures about Market Risk (continued)

As of June 30, 2021, we had entered into one foreign currency collar to hedge against a change in the exchange rate of the Israeli new Shekel versus the U.S. Dollar. The foreign currency collar expire in November 2021 and has Israeli new Shekels notional amounts of 194.0 million. The 194.0 million Israeli new Shekels foreign currency collar consists of a purchased call option to buy Israeli new Shekels at 3.16 and a sold put option to sell the Israeli new Shekels at 3.29. The foreign currency collar is intended to permit us to exchange, on the settlement date of the collar, 194.0 million Israeli new Shekels for an amount ranging from $59.0 million to $61.4 million.
As of June 30, 2021, we held 133.1 million Israeli new Shekels and 21.3 million Israeli new Shekels in cash and restricted cash, respectively. In addition, as of June 30, 2021, we had bonds outstanding and the related interest payable in the amounts of 892.1 million Israeli new Shekels and 13.1 million Israeli new Shekels, respectively. Foreign currency exchange rate risk is the possibility that our financial results could be better or worse than planned because of changes in foreign currency exchange rates. Based solely on the remeasurement for the six months ended June 30, 2021, if foreign currency exchange rates were to increase or decrease by 10%, our net income would increase or decrease by approximately $20.9 million and $25.6 million, respectively, for the same period. The foreign currency transaction income or loss as a result of the change in foreign currency exchange rates does not take into account any gains or losses on our foreign currency collar as a result of such change, which would reduce our foreign currency exposure.
We borrow funds at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of June 30, 2021, the fair value of our Pacific Oak SOR (BVI) Holdings, Ltd. Series A and Series B Debentures was $196.8 million and $74.4 million, respectively, and the outstanding principal balance was $195.7 million and $77.9 million, respectively. As of June 30, 2021, excluding the Pacific Oak SOR (BVI) Holdings, Ltd. Series A and Series B Debentures, the fair value of our fixed rate debt was $135.1 million and the outstanding principal balance of our fixed rate debt was $127.6 million. The fair value estimate of our Pacific Oak SOR (BVI) Holdings, Ltd. Series A and Series B Debentures were calculated using the quoted bond price as of June 30, 2021 on the Tel Aviv Stock Exchange of 101.95 and 97.08 Israeli new Shekels, respectively. The fair value estimate of our fixed rate debt was calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of June 30, 2021. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting changes in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on variable rate debt would change our future earnings and cash flows, but would not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. As of June 30, 2021, we had entered into six separate interest rate caps with an aggregate notional of $268.1 million which effectively limits our exposure to increases in one-month LIBOR above certain thresholds. Based on interest rates as of June 30, 2021, if interest rates were 100 basis points higher or lower during the 12 months ending June 30, 2022, interest expense on our variable rate debt would increase or decrease by $7.0 million and $0.5 million, respectively.
The weighted-average interest rates of our fixed rate debt and variable rate debt as of June 30, 2021 were 4.2% and 2.7%, respectively. The interest rate and weighted-average interest rate represent the actual interest rate in effect as of June 30, 2021 (consisting of the contractual interest rate and the effect of contractual floor rates, if applicable), using interest rate indices as of June 30, 2021 where applicable.
We are exposed to financial market risk with respect to our real estate equity securities. Financial market risk is the risk that we will incur economic losses due to adverse changes in our real estate equity security prices. Our exposure to changes in real estate equity security prices is a result of our investment in these types of securities. Market prices are subject to fluctuation and, therefore, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market prices of a real estate equity security may result from any number of factors, including perceived changes in the underlying fundamental characteristics of the issuer, the relative price of alternative investments, interest rates, default rates and general market conditions. In addition, amounts realized in the sale of a particular security may be affected by the relative quantity of the real estate equity security being sold. We do not currently engage in derivative or other hedging transactions to manage our real estate equity security price risk. As of June 30, 2021, we owned real estate equity securities with a book value of $99.0 million. Based solely on the prices of real estate equity securities as of June 30, 2021, if prices were to increase or decrease by 10%, our net income would increase or decrease by approximately $9.9 million.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
None.

Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 and Part II, Item 1A of our Quarterly Report on Form 10-Q for the three months ended March 31, 2021, each as filed with the SEC.

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
•Separate from the funding described in the first bullet above, in December 2020, our board of directors has made available a total of $2.0 million for redemptions in connection with a stockholder's death, “qualifying disability”, or “determination of incompetence” and that will carry forward until depleted. Additionally, on April 12, 2021, our board of directors made available an additional $2.0 million for redemptions in connection with a stockholder's death, “qualifying disability”, or “determination of incompetence” that will carry forward until depleted.
During the six months ended June 30, 2021, we fulfilled redemption requests eligible for redemption under our share redemption program and received in good order and funded redemptions under our share redemption program with the net proceeds from our dividend reinvestment plan and cash on hand. We redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed	Average Price Paid Per Share (1)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2021	24,076	$9.68	(2)
February 2021	3,138	$9.68	(2)
March 2021	60,929	$9.68	(2)
April 2021	16,532	$9.68	(2)
May 2021	19,645	$9.68	(2)
June 2021	23,994	$9.68	(2)
Total	148,314
_____________________
(1) On December 4, 2020, our board of directors approved an estimated value per share of our common stock of $9.68. The change in the redemption price became effective for the December 2020 redemption date and is effective until the estimated value per share is updated. We expect to update our estimated value per share no later than December 2021.
(2) We limit the dollar value of shares that may be redeemed under the program as described above. During the six months ended June 30, 2021, we redeemed $1.4 million of common stock under the program, which represented all redemption requests received in good order and eligible for redemption through the June 2021 redemption date, except for the $128.7 million of shares in connection with redemption requests not made upon a stockholder’s death, “qualifying disability” or “determination of incompetence,” which redemption requests will be fulfilled subject to the limitations described above. Based on the Twelfth SRP, we have $1.4 million available for redemptions in the remainder of 2021, exclusively for shares that are redeemed in connection with a stockholders’ death, “qualifying disability” or “determination of incompetence,” and subject to the limitations described above.

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

4.2	Fifth Amended and Restated Dividend Reinvestment Plan, incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed May 14, 2015

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Twelfth Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.5 to the Company's Current Report on Form 8-K filed December 4, 2020

99.2	Amendment No. 1 to the Twelfth Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed August 6, 2021

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.

Date:	August 6, 2021	By:	/S/ KEITH D. HALL
Keith D. Hall
Chief Executive Officer and Director
(principal executive officer)

Date:	August 6, 2021	By:	/S/ MICHAEL A. BENDER
Michael A. Bender
Chief Financial Officer
(principal financial officer)