Form 10-Q
period 2021-09-30
Pacific Oak Strategic Opportunity REIT, Inc.
filed 2021-11-15
CIK 1452936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

 FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
As of November 10, 2021, there were 93,896,447 outstanding shares of common stock of Pacific Oak Strategic Opportunity REIT, Inc.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
FORM 10-Q
September 30, 2021

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Real estate held for investment, net	$1,219,531	$1,272,784
Real estate held for sale, net	—	140,239
Real estate equity securities	96,403	97,903
Total real estate and real estate-related investments, net	1,315,934	1,510,926
Cash and cash equivalents	138,037	60,335
Restricted cash	28,201	13,984
Investments in unconsolidated entities	83,854	79,666
Rents and other receivables, net	24,730	22,212
Above-market leases, net	2,735	3,157
Prepaid expenses and other assets	22,103	19,363
Goodwill	13,534	16,342
Assets related to real estate held for sale, net	—	5,680
Total assets	$1,629,128	$1,731,665
Liabilities, mezzanine equity and equity
Notes and bonds payable, net
Notes and bonds payable related to real estate held for investment, net	$1,023,778	$1,004,971
Note payable related to real estate held for sale, net	—	94,097
Notes and bonds payable, net	1,023,778	1,099,068
Accounts payable and accrued liabilities	22,054	24,169
Due to affiliate	2,152	2,842
Below-market leases, net	4,436	5,797
Other liabilities	43,994	34,734
Redeemable common stock payable	3,385	864
Restricted stock payable	574	14,600
Liabilities related to real estate held for sale, net	—	669
Total liabilities	1,100,373	1,182,743
Commitments and contingencies (Note 15)
Mezzanine equity
Restricted stock	—	11,009
Noncontrolling cumulative convertible redeemable preferred stock	15,233	15,233
Redeemable noncontrolling interest	2,855	2,968
Equity
Pacific Oak Strategic Opportunity REIT, Inc. stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 94,264,402 and 98,054,582 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	942	979
Additional paid-in capital	820,382	831,295
Cumulative distributions and net income	(322,049)	(325,720)
Total Pacific Oak Strategic Opportunity REIT, Inc. stockholders’ equity	499,275	506,554
Noncontrolling interests	11,392	13,158
Total equity	510,667	519,712
Total liabilities, mezzanine equity and equity	$1,629,128	$1,731,665

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Rental income	$29,504	$23,871	$94,812	$67,808
Hotel revenues	12,153	—	24,578	—
Other operating income	923	888	3,118	2,722
Dividend income from real estate equity securities	3,189	2,986	6,693	5,339
Total revenues	45,769	27,745	129,201	75,869
Expenses:
Operating, maintenance, and management costs	10,668	7,888	31,444	22,258
Real estate taxes and insurance	5,262	3,791	15,949	10,570
Hotel expenses	6,483	—	15,715	—
Asset management fees to affiliate	3,422	2,426	10,802	6,867
General and administrative expenses	2,365	1,960	7,120	6,302
Foreign currency transaction loss (gain), net	2,271	445	(568)	(12,338)
Depreciation and amortization	13,895	9,470	45,969	27,417
Interest expense	10,092	6,274	30,713	19,055
Impairment charges on real estate	10,971	—	10,971	—
Impairment charges on goodwill	2,808	—	2,808	—
Total expenses	68,237	32,254	170,923	80,131
Other income (loss):
Gain from remeasurement of prior equity interest	—	2,009	—	2,009
Equity in (loss) income of unconsolidated entities	(569)	519	(144)	1,564
Casualty-related gain	27	—	27	51
Other interest income	55	19	148	297
(Loss) gain on real estate equity securities	(2,614)	(6,527)	12,939	(21,620)
Change in subordinated performance fee due upon termination to affiliate	(1,545)	1,121	(1,745)	814
Gain on sale of real estate	216	—	31,385	—
Gain on extinguishment of debt	1,352	—	1,365	—
Total other (loss) income, net	(3,078)	(2,859)	43,975	(16,885)
Net (loss) income	(25,546)	(7,368)	2,253	(21,147)
Net loss attributable to noncontrolling interests	1,188	43	1,949	115
Net loss attributable to redeemable noncontrolling interest	33	23	113	23
Preferred stock dividends	(191)	(191)	(644)	(788)
Net (loss) income attributable to common stockholders	$(24,516)	$(7,493)	$3,671	$(21,797)
Net (loss) income per common share, basic and diluted	$(0.25)	$(0.11)	$0.04	$(0.32)
Weighted-average number of common shares outstanding, basic and diluted	97,659,731	69,225,212	97,879,983	68,179,046

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended September 30, 2021 and 2020
(unaudited)
(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Income (Loss)	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amounts
Balance, June 30, 2021	97,906,268	$979	$829,294	$(297,533)	$532,740	$12,560	$545,300
Net (loss) income	—	—	—	(24,516)	(24,516)	(1,188)	(25,704)
Transfers to redeemable common stock	—	—	(1,955)	—	(1,955)	—	(1,955)
Redemptions of common stock	(3,641,866)	(37)	(28,080)	—	(28,117)	—	(28,117)
Change in classification of restricted stock	—	—	21,123	—	21,123	—	21,123
Noncontrolling interest contribution	—	—	—	—	—	20	20
Balance, September 30, 2021	94,264,402	$942	$820,382	$(322,049)	$499,275	$11,392	$510,667

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Income (Loss)	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amounts
Balance, June 30, 2020	69,225,617	$693	$553,129	$(292,096)	$261,726	$795	$262,521
Net loss	—	—	—	(7,493)	(7,493)	(43)	(7,536)
Transfers from redeemable common stock	—	—	6	—	6	—	6
Redemptions of common stock	(601)	—	(6)	—	(6)	—	(6)
Distribution of noncontrolling interest	—	—	—	—	—	(28)	(28)
Balance, September 30, 2020	69,225,016	$693	$553,129	$(299,589)	$254,233	$724	$254,957

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Nine Months Ended September 30, 2021 and 2020
(unaudited)
(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Income (Loss)	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amounts
Balance, December 31, 2020	98,054,582	$979	$831,295	$(325,720)	$506,554	$13,158	$519,712
Net income (loss)	—	—	—	3,671	3,671	(1,949)	1,722
Transfers to redeemable common stock	—	—	(2,521)	—	(2,521)	—	(2,521)
Redemptions of common stock	(3,790,180)	(37)	(29,515)	—	(29,552)	—	(29,552)
Change in classification of restricted stock	—	—	21,123	—	21,123	—	21,123
Noncontrolling interests contributions	—	—	—	—	—	183	183
Balance, September 30, 2021	94,264,402	$942	$820,382	$(322,049)	$499,275	$11,392	$510,667

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Income (Loss)	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amounts
Balance, December 31, 2019	65,866,765	$659	$553,170	$(277,196)	$276,633	$755	$277,388
Net loss	—	—	—	(21,797)	(21,797)	(115)	(21,912)
Issuance of common stock	24,645	—	262	—	262	—	262
Transfers from redeemable common stock	—	—	567	—	567	—	567
Redemptions of common stock	(78,131)	—	(830)	—	(830)	—	(830)
Distributions declared	—	—	—	(596)	(596)	—	(596)
Other offering costs	—	—	(6)	—	(6)	—	(6)
Issuance of restricted stock	3,411,737	34	(34)	—	—	—	—
Noncontrolling interests contributions	—	—	—	—	—	112	112
Distribution to noncontrolling interest	—	—	—	—	—	(28)	(28)
Balance, September 30, 2020	69,225,016	$693	$553,129	$(299,589)	$254,233	$724	$254,957

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$2,253	$(21,147)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Change in subordinated performance fee due upon termination to affiliate	1,745	(814)
Impairment charges on real estate	10,971	—
Impairment charges on goodwill	2,808	—
Gain from remeasurement of prior equity interest	—	(2,009)
Equity in loss (income) of unconsolidated entities	144	(1,151)
Depreciation and amortization	45,969	27,417
(Gain) loss on real estate equity securities	(12,939)	21,620
Gain on sale of real estate	(31,385)	—
Unrealized loss on interest rate caps	17	10
Deferred rent	(1,529)	(2,559)
Gain on extinguishment of debt	(1,365)	—
Amortization of above- and below-market leases, net	(1,015)	(435)
Amortization of deferred financing costs	2,470	2,481
Amortization of discount on bond and notes payable	1,906	14
Foreign currency transaction gain, net	(568)	(12,338)
Changes in assets and liabilities:
Rents and other receivables	(1,898)	(566)
Prepaid expenses and other assets	(4,371)	(2,286)
Accounts payable and accrued liabilities	(984)	(3,471)
Due to affiliates	(726)	182
Other liabilities	(190)	(142)
Net cash provided by operating activities	11,313	4,806
Cash Flows from Investing Activities:
Acquisitions of real estate, net of cash acquired	(4,107)	(19,034)
Improvements to real estate	(12,923)	(15,946)
Proceeds from sales of real estate, net	194,528	—
Contributions to unconsolidated entities	(4,769)	(1,708)
Distributions of capital from unconsolidated entities	—	1,225
Purchase of interest rate cap	(18)	(6)
Investment in real estate equity securities	—	(35,510)
Proceeds from the sale of real estate equity securities	14,439	10,964
Proceeds for future development obligations	6,203	—
Proceeds from disposition of foreign currency collars	—	14,125
Net cash provided by (used in) investing activities	193,353	(45,890)
Cash Flows from Financing Activities:
Proceeds from notes and bonds payable	157,246	104,143
Principal payments on notes and bonds payable	(233,964)	(57,611)
Payments of deferred financing costs	(2,745)	(2,438)
Payments to redeem common stock	(29,552)	(830)
Payment to redeem restricted stock	(5,656)	—
Payment of prepaid other offering costs	(164)	(606)
Distributions paid	—	(334)
Preferred dividends paid	(644)	(563)
Noncontrolling interests contributions	183	112
Distributions to noncontrolling interests	—	(28)
Other financing proceeds	2,367	—
Net cash (used in) provided by financing activities	(112,929)	41,845
Effect of exchange rate changes on cash, cash equivalents and restricted cash	182	83
Net increase in cash, cash equivalents and restricted cash	91,919	844
Cash, cash equivalents and restricted cash, beginning of period	74,319	88,494
Cash, cash equivalents and restricted cash, end of period	$166,238	$89,338

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
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
Subject to certain restrictions and limitations, the business of the Company is externally managed by Pacific Oak Advisors, LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement (the “Advisory Agreement”) which is currently effective through November 1, 2022; however the Company or the Advisor may terminate the Advisory Agreement without cause or penalty upon providing 60 days’ written notice. The Advisor conducts the Company’s operations and manages its portfolio of real estate and other real estate-related investments.
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
The Company sold 56,584,976 shares of common stock in its primary offering for gross offering proceeds of $561.7 million. As of September 30, 2021, the Company had sold 6,851,969 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $76.5 million. Also, as of September 30, 2021, the Company had redeemed 27,247,458 shares for $317.3 million. As of September 30, 2021, the Company had issued 25,976,746 shares of common stock in connection with special dividends. Additionally, on December 29, 2011 and October 23, 2012, the Company issued 220,994 shares and 55,249 shares of common stock, respectively, for $2.0 million and $0.5 million, respectively, in private transactions exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933. On March 27, 2020, the Company issued 3,411,737 restricted shares of its common stock (the “Restricted Stock”) to its former external advisor, KBS Capital Advisors LLC (“KBS Capital Advisors”) pursuant to a Restricted Stock Agreement, dated as of March 27, 2020 (the “Restricted Stock Agreement”). On September 1, 2021, the Company repurchased 584,267 shares of the Restricted Stock for $5.7 million and 2,254,289 shares of Restricted Stock were transferred to GKP Holding LLC (“GKP”), a company owned by Keith D. Hall and Peter McMillan III. See Note 10 for further details.
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
September 30, 2021
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
As of September 30, 2021, the Company consolidated eight office properties, one office portfolio consisting of four office buildings and 14 acres of undeveloped land, two apartment properties, two hotel properties, one residential home portfolio consisting of 1,806 single-family homes, three investments in undeveloped land with approximately 800 developable acres, and owned four investments in unconsolidated entities and three investments in real estate equity securities. Additionally, as of September 30, 2021, the Company had entered into a consolidated joint venture to develop one office/retail property.

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2021
(unaudited)
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the FASB Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.
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
Liquidity
The Company generally finances its real estate investments using notes payable that are typically structured as non-recourse secured mortgages with maturities of approximately three to five years, with short term extension options available upon the Company meeting certain debt covenants. Each reporting period management evaluates the Company’s ability to continue as a going concern by evaluating conditions and events, including assessing the liquidity needs to satisfy upcoming debt obligations and the ability to satisfy debt covenant requirements. Through the normal course of operations and as further discussed in Note 7, the Company has $518.0 million of debt obligations coming due over the next 12-month period. In order to satisfy obligations as they mature, management will evaluate its options and may seek to utilize extension options available in the respective loan agreements, may make partial loan paydowns to meet debt covenant requirements, may seek to refinance certain debt instruments, may sell real estate equity securities to convert to cash to make principal payments, may market one or more properties for sale or may negotiate a turnover of one or more secured properties back to the related mortgage lender and remit payment for any associated loan guarantee. Historically, the Company has successfully refinanced debt instruments or utilized extension options in order to satisfy debt obligations as they come due and has not negotiated a turnover of a secured property back to a lender, though the Company may utilize such option if necessary. Based upon these plans, management believes it will have sufficient liquidity to satisfy its obligations as they come due and to continue as a going concern. There can be no assurance as to the certainty or timing of any of management’s plans. Refer to Note 7 for further discussion.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2021
(unaudited)
Redeemable Common Stock
The Company limits the dollar value of shares that may be redeemed under the share redemption program. During the nine months ended September 30, 2021, the Company had redeemed $29.6 million of common stock under the share redemption program. The Company processed all redemption requests received in good order and eligible for redemption through the September 2021 redemption date, except for 13,913,664 shares totaling $128.0 million due to the limitations under the share redemption program. The Company recorded $3.4 million and $0.9 million of redeemable common stock payable on the Company’s balance sheet as of September 30, 2021 and December 31, 2020, respectively, related to unfulfilled redemption requests received in good order under the share redemption program. Based on the twelfth amended and restated share redemption program, the Company has $3.2 million available for redemptions in the remainder of 2021, including shares that are redeemed in connection with a stockholders’ death, “qualifying disability” or “determination of incompetence,” subject to the limitations under the share redemption program.
Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of the prior period. During the nine months ended September 30, 2021, the Company sold one office property. As a result, certain assets and liabilities were reclassified as held for sale on the consolidated balance sheets for the prior period.
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
September 30, 2021
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
The Company’s unvested Restricted Stock have been included in the calculation of basic and diluted earnings per share for both of the three and nine months ended September 30, 2021 and 2020, as the restriction is not contingent on any conditions except the passage of time.
There were no distributions declared for both of the three and nine months ended September 30, 2021 and 2020, with the exception of distributions declared per share of $0.0086 during the three months ended March 31, 2020.
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
Recently Issued Accounting Standards Updates
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) (“ASU No. 2020-04”) contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU No. 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the nine months ended September 30, 2021, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. For the period from January 1, 2020 (the earliest date the Company may elect to apply ASU No. 2020-04) through September 30, 2021, the Company did not have any contract modifications that meet the criteria described above, specifically contract modifications that have been modified from LIBOR to an alternative reference rate. The Company’s loan agreements, derivative instruments, and certain lease agreements use LIBOR as the current reference rate. For eligible contract modifications, the Company expects to adopt the temporary optional expedients described in ASU No. 2020-04. The optional expedients for hedging relationships described in ASU No. 2020-04 are not expected to have an impact to the Company, as the Company has elected to not designate its derivative instruments as a hedge.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2021
(unaudited)
3. REAL ESTATE HELD FOR INVESTMENT
As of September 30, 2021, the Company owned eight office properties, one office portfolio consisting of four office buildings and 14 acres of undeveloped land, encompassing, in the aggregate, approximately 3.3 million rentable square feet. As of September 30, 2021, these properties were 73% occupied. In addition, the Company owned one residential home portfolio consisting of 1,806 single-family homes and encompassing approximately 2.5 million rental square feet and two apartment properties, containing 609 units and encompassing approximately 0.5 million rentable square feet, which was 94% and 96% occupied, respectively as of September 30, 2021. As of September 30, 2021, the Company also owned two hotel properties with an aggregate of 649 rooms and three investments in undeveloped land with approximately 800 developable acres. Additionally, as of September 30, 2021, the Company had entered into a consolidated joint venture to develop one office/retail property. The following table summarizes the Company’s real estate held for investment as of September 30, 2021 and December 31, 2020, respectively (in thousands):

	September 30, 2021	December 31, 2020
Land	$275,419	$288,514
Buildings and improvements	1,018,850	1,019,329
Tenant origination and absorption costs	44,527	50,881
Total real estate, cost	1,338,796	1,358,724
Accumulated depreciation and amortization	(119,265)	(85,940)
Total real estate, net	$1,219,531	$1,272,784

Operating Leases
Certain of the Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of September 30, 2021, the leases, excluding options to extend and apartment leases and single-family homes, which have terms that are generally one year or less, had remaining terms of up to 15.5 years with a weighted-average remaining term of 4.5 years. Some of the leases have provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from tenants in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash and assumed in real estate acquisitions related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets totaled $6.0 million and $5.7 million as of September 30, 2021 and December 31, 2020, respectively.
During the three and nine months ended September 30, 2021, the Company recognized deferred rent from tenants of $0.4 million and $1.5 million, respectively, net of lease incentive amortization. During the three and nine months ended September 30, 2020, the Company recognized deferred rent from tenants of $0.9 million and $2.6 million, respectively, net of lease incentive amortization. As of September 30, 2021 and December 31, 2020, the cumulative deferred rent receivable balance, including unamortized lease incentive receivables, were $15.7 million and $15.5 million, respectively and is included in rents and other receivables on the accompanying consolidated balance sheets. The cumulative deferred rent balance included $3.1 million and $4.2 million of unamortized lease incentives as of September 30, 2021 and December 31, 2020, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2021
(unaudited)
As of September 30, 2021, the future minimum rental income from the Company’s properties, excluding apartment leases and single-family homes, under non-cancelable operating leases was as follows (in thousands):

October 1, 2021 through December 31, 2021	$16,095
2022	61,448
2023	53,140
2024	45,750
2025	35,726
Thereafter	86,512
$298,671

As of September 30, 2021, the Company’s commercial real estate properties were leased to approximately 300 tenants over a diverse range of industries and geographic areas. The Company’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Computer Systems Design	30	$7,080	10.9%
Professional, Scientific, and Technical Services	42	7,078	10.9%
Public Administration	11	6,959	10.7%
Insurance Carriers and Related Activities	16	6,801	10.5%
Health Care and Social Assistance	25	6,799	10.5%
		$34,717	53.5%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of September 30, 2021, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
No other tenant industries accounted for more than 10% of annualized base rent. No material tenant credit issues have been identified at this time. During the three and nine months ended September 30, 2021, the Company recorded adjustments to rental income of $0.8 million and $2.5 million, respectively, for lease payments, including apartments and single-family homes that were deemed not probable of collection. During the three and nine months ended September 30, 2020, the Company recorded adjustments to rental income of $0.4 million and $1.1 million, respectively, for lease payments that were deemed not probable of collection.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2021
(unaudited)
Hotel Properties
The following table provides detailed information regarding the Company’s hotel revenues and expenses for its two hotel properties during the three and nine months ended September 30, 2021 (in thousands):

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Hotel revenues:
Room	$9,396	$18,508
Food, beverage and convention services	1,452	2,830
Campground	280	792
Other	1,025	2,448
Hotel revenues	$12,153	$24,578

Hotel expenses:
Room	$1,681	$3,992
Food, beverage and convention services	946	2,063
General and administrative	752	1,955
Sales and marketing	1,018	2,230
Repairs and maintenance	557	1,551
Utilities	333	824
Property taxes and insurance	566	1,600
Other	630	1,500
Hotel expenses	$6,483	$15,715

Contract Liabilities
The following table summarizes the Company’s contract liabilities, which are comprised of hotel advanced deposits and deferred proceeds received from the buyers of the Park Highlands land sales (discussed below) and another developer for the value of land that was contributed to a master association that is consolidated by the Company, which are included in other liabilities in the accompanying consolidated balance sheets, as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Contract liability	$6,551	$3,369
Revenue recognized in the period from:
Amounts included in contract liability at the beginning of the period	$142	$—

Geographic Concentration Risk
As of September 30, 2021, the Company’s real estate investments in California represented 21.9% of the Company’s total assets. As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the California real estate markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2021
(unaudited)
Impairment of Real Estate
During the three and nine months ended September 30, 2021, the Company recorded impairment charges on real estate in the aggregate of $11.0 million, to write down the carrying value of 210 West 31st Street by $6.6 million, a development property located in New York, New York and Lincoln Court by $4.4 million, an office property located in Campbell, California, to their estimated fair value due to a change in the projected hold period and related decrease in projected cash flows.
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
Recent Real Estate Sale
On July 27, 2021, the Company, through an indirect wholly owned subsidiary, sold an office building containing 435,177 rentable square feet located on approximately 4.92 acres of land in Orange, California (“City Tower”) to a purchaser unaffiliated with the Company or the Advisor, for $150.5 million, before closing costs and credits. The carrying value of City Tower as of the disposition date was $145.1 million, which was net of $20.5 million of accumulated depreciation and amortization. In connection with the sale of City Tower, the Company repaid $98.1 million of the outstanding principal balance due under the mortgage loan secured by City Tower. The Company recognized a gain on sale of $0.1 million related to the disposition of City Tower.
Recent Real Estate Asset Acquisitions
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

4. TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES
As of September 30, 2021 and December 31, 2020, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Cost	$44,527	$50,881	$4,138	$4,159	$(6,718)	$(7,679)
Accumulated Amortization	(19,107)	(13,491)	(1,403)	(1,002)	2,282	1,882
Net Amount	$25,420	$37,390	$2,735	$3,157	$(4,436)	$(5,797)

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2021
(unaudited)
Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three and nine months ended September 30, 2021 and 2020 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended September 30,		For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2021	2020	2021	2020	2021	2020
Amortization	$(3,253)	$(1,625)	$(94)	$(74)	$388	$194

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020	2021	2020
Amortization	$(12,397)	$(4,965)	$(421)	$(241)	$1,436	$676
As of September 30, 2021 and December 31, 2020, the Company had recorded a housing subsidy intangible asset, net of amortization, which is included in prepaid expenses and other assets in the accompanying consolidated balance sheets, of $1.9 million and $2.0 million, respectively. As of September 30, 2021, the housing subsidy intangible asset has a remaining amortization period of 27.1 years. During the three and nine months ended September 30, 2021, the Company recorded amortization expense of $18,000 and $54,000, respectively, related to the housing subsidy intangible asset.
Additionally, as of September 30, 2021 and December 31, 2020, the Company had recorded tax abatement intangible assets, net of amortization, which are included in prepaid expenses and other assets in the accompanying balance sheets, of $0.8 million and $1.6 million, respectively. During the three and nine months ended September 30, 2021, the Company recorded amortization expense of $0.2 million and $0.8 million, respectively, related to tax abatement intangible assets. During the three and nine months ended September 30, 2020, the Company recorded amortization expense of $0.1 million and $0.5 million, respectively, related to tax abatement intangible assets. As of September 30, 2021, the tax abatement intangible assets had a remaining amortization period of 1.6 years.

5. REAL ESTATE EQUITY SECURITIES
As of September 30, 2021, the Company owned three investments in real estate equity securities. The following table sets forth the number of shares owned by the Company and the related carrying value of the shares as of September 30, 2021 and December 31, 2020 (dollars in thousands):

	September 30, 2021		December 31, 2020
Real Estate Equity Security	Number of Shares Owned	Total Carrying Value	Number of Shares Owned	Total Carrying Value
Keppel Pacific Oak US REIT	64,165,352	$50,370	64,165,352	$44,274
Franklin Street Properties Corp.	6,915,089	32,086	6,915,089	30,219
Plymouth Industrial REIT, Inc.	613,085	13,947	1,560,660	23,410
	71,693,526	$96,403	72,641,101	$97,903

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2021
(unaudited)
The following summarizes the portion of gain and loss for the period related to real estate equity securities held during the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net (loss) gain recognized during the period on real estate equity securities	$(2,614)	$(6,527)	$12,939	$(21,620)
Less net gain recognized during the period on real estate equity securities sold during the period	—	—	(225)	(711)
Unrealized (loss) gain recognized during the reporting period on real estate equity securities held at the end of the period	$(2,614)	$(6,527)	$12,714	$(22,331)

During the three and nine months ended September 30, 2021, the Company recognized $3.2 million and $6.7 million, respectively, of dividend income from real estate equity securities. During the three and nine months ended September 30, 2020, the Company recognized $2.8 million and $4.4 million, respectively, of dividend income from real estate equity securities.

6. REAL ESTATE HELD FOR SALE
During the nine months ended September 30, 2021, the Company disposed of one office property. There were no material dispositions during the year ended December 31, 2020.
On July 27, 2021, the Company, through an indirect wholly owned subsidiary, sold an office building containing 435,177 rentable square feet located on approximately 4.92 acres of land in Orange, California (“City Tower”) to a purchaser unaffiliated with the Company or the Advisor, for $150.5 million, before closing costs and credits. The carrying value of City Tower as of the disposition date was $145.1 million, which was net of $20.5 million of accumulated depreciation and amortization. In connection with the sale of City Tower, the Company repaid $98.1 million of the outstanding principal balance due under the mortgage loan secured by City Tower. The Company recognized a gain on sale of $0.1 million related to disposition of City Tower.
The following summary presents the major components of assets and liabilities related to real estate held for sale as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Assets related to real estate held for sale
Real estate, cost	$—	$158,711
Accumulated depreciation and amortization	—	(18,472)
Real estate, net	—	140,239
Other assets	—	5,680
Total assets related to real estate held for sale	$—	$145,919
Liabilities related to real estate held for sale
Note payable, net	—	94,097
Other liabilities	—	669
Total liabilities related to real estate held for sale	$—	$94,766

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2021
(unaudited)
The operations and gain on sale of City Tower is included in continuing operations on the accompanying statements of operations. The following table summarizes certain revenue and expenses related to these properties for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
Rental income	$1,085	$3,318	$8,660	$9,998
Other operating income	51	265	520	792
Total revenues	$1,136	$3,583	$9,180	$10,790
Expenses
Operating, maintenance, and management	$363	$1,004	$2,096	$2,855
Real estate taxes and insurance	95	389	979	1,258
Asset management fees to affiliate	194	305	807	907
Depreciation and amortization	14	1,769	2,436	5,342
Interest expense	152	518	1,146	1,953
Total expenses	$818	$3,985	$7,464	$12,315

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2021
(unaudited)
7. NOTES AND BONDS PAYABLE
As of September 30, 2021 and December 31, 2020, the Company’s notes and bonds payable, including notes payable related to real estate held for sale, consisted of the following (dollars in thousands):

	Book Value as of September 30, 2021	Book Value as of December 31, 2020	Contractual Interest Rate as of September 30, 2021	Effective Interest Rate at September 30, 2021 (1)	Payment Type (2)	Maturity Date (3)
Richardson Portfolio Mortgage Loan	$28,685	$35,832	One-Month LIBOR + 2.50%	2.58%	Principal & Interest	11/01/2021 (4)
Park Centre Mortgage Loan	26,185	26,185	One-Month LIBOR + 1.75%	1.83%	Interest Only	06/27/2022
1180 Raymond Mortgage Loan (5)	29,548	29,848	One-Month LIBOR + 2.50% (6)	3.50%	Principal & Interest	12/01/2021
1180 Raymond Bond Payable	5,705	5,870	6.50%	6.50%	Principal & Interest	09/01/2036
Pacific Oak SOR (BVI) Holdings, Ltd. Series A Debentures (7)	197,901	181,198	4.25%	4.25%	(7)	03/01/2023
Pacific Oak SOR (BVI) Holdings, Ltd. Series B Debentures (7)	78,794	79,078	3.93%	3.93%	(7)	01/31/2026
Crown Pointe Mortgage Loan (5)	52,508	53,072	One-Month LIBOR + 2.60%	2.70%	Principal & Interest	02/13/2022
City Tower Mortgage Loan	—	94,167	(8)	(8)	(8)	(8)
The Marq Mortgage Loan	62,066	62,257	One-Month LIBOR + 1.55%	1.63%	Interest Only	06/06/2022
Eight & Nine Corporate Centre Mortgage Loan	48,695	47,066	One-Month LIBOR + 1.60%	1.68%	Principal & Interest	06/08/2022
Georgia 400 Center Mortgage Loan	61,154	59,690	One-Month LIBOR + 1.55%	1.63%	Interest Only	05/22/2023
PORT Mortgage Loan 1	51,302	51,362	4.74%	4.74%	Interest Only	10/01/2025
PORT Mortgage Loan 2	10,523	10,523	4.72%	4.72%	Interest Only	03/01/2026
PORT Mortgage Loan 3 (9)	—	12,000	(9)	(8)	(8)	(8)
Battery Point Trust Mortgage Loan (9)	—	38,608	(8)	(8)	(8)	(8)
MetLife Loan (9)	60,000	—	3.90%	3.90%	Interest Only	04/10/2026
Springmaid Beach Resort Mortgage Loan	55,839	57,015	One-month LIBOR + 2.25% (10)	5.75%	Principal & Interest	08/12/2022
Q&C Hotel Mortgage Loan	25,000	25,000	One-month LIBOR + 2.50% (11)	4.50%	Principal & Interest	12/23/2022
Lincoln Court Mortgage Loan (5)	34,723	34,416	One-month LIBOR + 1.75%	1.83%	Principal & Interest	12/01/2021
Lofts at NoHo Commons Mortgage Loan	74,536	74,536	One-month LIBOR + 2.18% (12)	3.93%	Interest Only	09/09/2022
210 West 31st Street Mortgage Loan (5)	10,275	15,050	One-month LIBOR + 3.00%	3.08%	Principal & Interest	06/16/2022
Oakland City Center Mortgage Loan	96,404	96,782	One-month LIBOR + 1.75%	1.83%	Principal & Interest	09/01/2022
Madison Square Mortgage Loan (13)	20,891	16,822	One-month LIBOR + 4.05%	5.05%	Interest Only	10/09/2021
Total Notes and Bonds Payable principal outstanding	1,030,734	1,106,377
Discount on Notes and Bonds Payable, net (14)	(2,249)	(2,851)
Deferred financing costs, net	(4,707)	(4,458)
Total Notes and Bonds Payable, net	$1,023,778	$1,099,068

_____________________

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2021
(unaudited)
(1) Contractual interest rate represents the interest rate in effect under the loan as of September 30, 2021. Effective interest rate is calculated as the actual interest rate in effect as of September 30, 2021 (consisting of the contractual interest rate and contractual floor rates), using interest rate indices at September 30, 2021, where applicable.
(2) Represents the payment type required under the loan as of September 30, 2021. Certain future monthly payments due under this loan also include amortizing principal payments. For more information of the Company’s contractual obligations under its notes and bonds payable, see five-year maturity table below.
(3) Represents the initial maturity date or the maturity date as extended as of September 30, 2021; subject to certain conditions, the maturity dates of certain loans may be extended beyond the date shown.
(4) Subsequent to September 30, 2021, the Company extended the maturity of the Richardson Portfolio Mortgage Loan to November 1, 2022.
(5) The Company’s notes and bond’s payable are generally non-recourse. These mortgage loans have guarantees over certain balances whereby the Company would be required to make guaranteed payments in the event that the Company turned the property over to the lender. The guarantees are typically 25% of the outstanding loan balance. As of September 30, 2021, the guaranteed amount in the aggregate was $39.5 million.
(6) This mortgage loan has a LIBOR floor of 1%.
(7) See “ – Israeli Bond Financings” below.
(8) On July 27, 2021, in connection with the disposition of City Tower, the Company repaid the $98.1 million outstanding principal balance due under the City Tower Mortgage Loan.
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
(13) On October 7, 2021, the Company refinanced the Madison Square Mortgage Loan with a mortgage loan from an unaffiliated lender for borrowings up to $27.0 million. The new loan matures on October 7, 2024 and has a fixed interest rate of 4.625%. See Note 17, “Subsequent Events” for a further discussion.
(14) Represents the unamortized premium/discount on notes and bonds payable due to the above- and below-market interest rates when the debt was assumed. The discount/premium is amortized over the remaining life of the notes and bonds payable.
During the three and nine months ended September 30, 2021, the Company incurred $10.1 million and $30.7 million, respectively, of interest expense. Included in interest expense for the three and nine months ended September 30, 2021 was $0.8 million and $2.5 million, respectively, of amortization of deferred financing costs. Included in interest expense for the three and nine months ended September 30, 2021 was $0.5 million and $1.9 million, respectively, of amortization on discount on notes and bonds payable, net. Additionally, during the three and nine months ended September 30, 2021, the Company capitalized $0.5 million and $1.6 million, respectively of interest related to its investments in undeveloped land.
During the three and nine months ended September 30, 2020, the Company incurred $6.3 million and $19.1 million, respectively, of interest expense. Included in interest expense for the three and nine months ended September 30, 2020 was $0.8 million and $2.5 million, respectively, of amortization of deferred financing costs. Included in interest expense for the three and nine months ended September 30, 2020 was $64,000 and $14,000, respectively, of amortization of discount on notes and bonds payable, net. Additionally, during the three and nine months ended September 30, 2020, the Company capitalized $0.7 million and $2.4 million, respectively of interest related to its investments in undeveloped land.
As of September 30, 2021 and December 31, 2020, the Company’s interest payable was $3.3 million and $6.2 million, respectively.
The following is a schedule of maturities, including principal amortization payments, for all notes and bonds payable outstanding as of September 30, 2021 (in thousands):

October 1, 2021 through December 31, 2021	$116,538
2022	548,061
2023	160,359
2024	26,535
2025	77,858
Thereafter	101,383
$1,030,734

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2021
(unaudited)

As of November 12, 2021, the Company had a total of $518.0 million of debt obligations scheduled to mature over the next 12 months. The Company has extension options with respect to $239.8 million of the debt obligations outstanding that are scheduled to mature over the next 12 months; however, the Company cannot exercise these options if not then in compliance with certain financial covenants in the loans without making a cash payment and there is no assurance that we will be able to meet these requirements. All of the Company’s debt obligations are generally non-recourse, subject to certain limited guaranty payments, as outlined in the table above, except for the Company’s Series A Debentures and Series B Debentures. Subsequent to September 30, 2021, the Company issued additional Series B Debentures, with the intent of using the proceeds and available cash on hand to payoff the outstanding Series A Debentures. See Note 17, “Subsequent Events” for a further discussion on the Series B Debentures issuance. The Company plans to utilize available extension options or refinance the notes payable. The Company may also choose to market the properties for sale or may negotiate a turnover of the secured properties back to the related mortgage lender.
The Company’s notes payable contain financial debt covenants, including minimum equity requirements and liquidity ratios. As of September 30, 2021, the Company was in compliance with all of these debt covenants except that the Madison Square Mortgage Loan was not in compliance with the debt yield requirement. Such non-compliance does not constitute an event of default under the loan agreement. As a result of such non-compliance, the Company is required to maintain an interest shortfall reserve and provide cash sweeps. Additionally, the Company was not compliance with the debt service coverage requirement for the Richardson Portfolio Mortgage Loan and Georgia 400 Center Mortgage Loan. As a result of such non-compliance, the Company is required to partially paydown the loan in the case of the Richardson Portfolio Mortgage Loan and provide a cash sweep in the case of the Georgia 400 Center Mortgage Loan.
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
The deeds of trust that govern the Series A Debentures and Series B Debentures contain various financial covenants. As of September 30, 2021, the Company was in compliance with all of these financial debt covenants.
Subsequent to September 30, 2021, the Company issued additional Series B Debentures. See Note 17, “Subsequent Events” for a further discussion on the Series B Debentures issuance.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2021
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
The following table summarizes the notional amount and other information related to the Company’s foreign currency collars as of September 30, 2021 and December 31, 2020. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (currency in thousands):

	September 30, 2021		December 31, 2020		Strike Price	Trade Date	Maturity Date
Derivative Instruments	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
Derivative instruments not designated as hedging instruments
Foreign currency collar	1	194,045 ILS	—	—	3.16 - 3.29 ILS - USD	06/14/2021	11/22/2021

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
As of September 30, 2021, the Company had entered into four interest rate caps, which were not designated as a hedging instruments. The following table summarizes the notional amounts and other information related to the Company’s derivative instruments as of September 30, 2021. The notional amount is an indication of the extent of the Company’s involvement in the instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

Derivative Instrument	Effective Date	Maturity Date	Notional Value	Reference Rate
Interest rate cap	10/15/2020	10/15/2021	$26,200	One-month LIBOR at 3.00%
Interest rate cap	02/12/2021	02/14/2022	$47,715	One-month LIBOR at 3.00%
Interest rate cap	09/15/2021	09/15/2022	$75,950	One-month LIBOR at 3.50%
Interest rate cap	06/21/2019	05/22/2023	$51,252	One-month LIBOR at 4.00%

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2021
(unaudited)
The following table sets forth the fair value of the Company’s derivative instruments as well as their classification on the consolidated balance sheets as of September 30, 2021 and December 31, 2020 (dollars in thousands):

		September 30, 2021		December 31, 2020
Derivative Instruments	Balance Sheet Location	Number of Instruments	Fair Value	Number of Instruments	Fair Value
Derivative instruments not designated as hedging instruments
Interest rate caps	Prepaid expenses and other assets	4	$2	7	$1
Foreign currency collar	Other liabilities	1	$(44)	—	$—

The change in fair value of foreign currency collars that are not designated as cash flow hedges are recorded as foreign currency transaction gains or losses in the accompanying consolidated statements of operations. During the three months ended September 30, 2021, the Company recognized a $0.3 million gain related to the foreign currency collar, which is shown combined with $2.6 million of foreign currency transaction loss in the accompanying consolidated statements of operations as foreign currency transaction loss. During the nine months ended September 30, 2021, the Company recognized a $44,000 loss related to the foreign currency collar, which is shown combined with $0.6 million of foreign currency transaction gain in the accompanying consolidated statements of operations as foreign currency transaction gain, net.
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

9. FAIR VALUE DISCLOSURES
The following were the face values, carrying amounts and fair values of the Company’s financial instruments as of September 30, 2021 and December 31, 2020, which carrying amounts do not approximate the fair values (in thousands):

	September 30, 2021			December 31, 2020
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial liabilities (Level 3):
Notes and bond payable	$754,039	$751,064	$752,417	$846,101	$842,112	$846,608
Financial liabilities (Level 1):
Pacific Oak SOR (BVI) Holdings, Ltd. Series A Debentures	$197,901	$195,428	$197,437	$181,198	$179,786	$178,450
Pacific Oak SOR (BVI) Holdings, Ltd. Series B Debentures	$78,794	$77,286	$76,899	$79,078	$77,170	$69,433
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2021
(unaudited)
As of September 30, 2021, the Company measured the following assets at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Real estate equity securities	$96,403	$96,403	$—	$—
Asset derivative - interest rate caps	$2	$—	$2	$—
Liability derivative - foreign currency collar	$(44)	$—	$(44)	$—

As of December 31, 2020, the Company measured the following assets and liabilities at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Real estate equity securities	$96,403	$96,403	$—	$—
Asset derivative - interest rate caps	$2	$—	$2	$—

As of September 30, 2021, the Company measured the following assets at fair value on a nonrecurring basis (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Nonrecurring Basis:
Impaired real estate	$97,600	$—	$—	$97,600
Impaired goodwill	$13,534	$—	$—	$13,534

As of September 30, 2021, two of the Company’s real estate properties were measured at their estimated fair value. 210 West 31st Street was based on a sales comparison approach as of September 30, 2021. Lincoln Court was based on an income approach with the significant unobservable inputs used in measuring the estimated fair value of this property include a discount rate of 7.75% and a terminal cap rate of 6.75%. During the three and nine months ended September 30, 2021, the Company recorded impairment charges on real estate in the aggregate of $11.0 million, to write down the carrying value of 210 West 31st Street and Lincoln Court.
The Company recorded goodwill in connection with the Merger with Pacific Oak Strategic Opportunity REIT II, Inc. ("POSOR II"). Due to a decline in projected cash flows for real estate held in certain reporting units, the Company determined that the carrying value of certain reporting units exceeded the estimated fair value and recognized impairment charges of $2.8 million. The fair value of the Company's reporting units were measured using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2021, which included discounted cash flows, terminal capitalization rates and discount rates.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2021
(unaudited)

Balance as of December 31, 2020	$16,342
Impairment loss	(2,808)
Balance as of September 30, 2021	$13,534

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
Subject to certain restrictions and limitations, the business of the Company is externally managed by the Advisor pursuant to the Advisory Agreement. The Advisory Agreement is currently effective through November 1, 2022; however the Company or the Advisor may terminate the Advisory Agreement without cause or penalty upon providing 60 days’ written notice. The Advisor conducts the Company’s operations and manages its portfolio of real estate and other real estate-related investments.
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
From the Company’s inception through October 31, 2019, KBS Capital Advisors provided day-to-day management of the Company’s business. The advisory agreement with KBS Capital Advisors terminated on October 31, 2019. On March 27, 2020, the Company issued 3,411,737 shares of Restricted Stock to KBS Capital Advisors pursuant to the Restricted Stock Agreement. Refer to paragraph below for further discussion.
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three and nine months ended September 30, 2021 and 2020, respectively, and any related amounts payable as of September 30, 2021 and December 31, 2020 (in thousands):

	Incurred				Payable as of
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30, 2021	December 31, 2020
Expensed	2021	2020	2021	2020
Asset management fees	$3,422	$2,426	$10,802	$6,867	$2,132	$2,837
Property management fees (1)	119	114	362	114	—	—
Reimbursable operating expenses (2)	—	56	—	148	—	—
Disposition fees (3)	692	—	1,196	—	—	—
Change in subordinated performance fee due upon termination to affiliate (4)	1,545	(1,121)	1,745	(814)	(3)	(3)
Capitalized
Acquisition fees on real estate equity securities	—	—	—	122	—	5
Acquisition fees on real estate (5)	—	—	20	171	20	—
Acquisition fee on investment in unconsolidated entities	—	—	45	—	—	—
	$5,778	$1,475	$14,170	$6,608	$2,152	$2,842
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
September 30, 2021
(unaudited)
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
(4) Change in the fair value of the Restricted Stock related to the termination of the former advisory agreement with KBS Capital Advisors. See “Subordinated Performance Fee Due Upon Termination to KBS Capital Advisors”, below, for more details.
(5) Acquisition fees associated with asset acquisitions are capitalized, while costs associated with business combinations expensed as incurred.
Pacific Oak Opportunity Zone Fund I
As of September 30, 2021, the Company owned 124 Class A Units in the Pacific Oak Opportunity Zone Fund I, LLC (“Pacific Oak Opportunity Zone Fund I”), which are included in investments in unconsolidated entities on the consolidated balance sheets. The Advisor is entitled to certain fees in connection with the fund. Pacific Oak Opportunity Zone Fund I will pay an acquisition fee equal to 1.5% of the purchase price of each asset (including any debt incurred or assumed and significant capital improvement costs budgeted as of the date of acquisition) with a purchase price less than or equal to $25.0 million plus 1.0% of the purchase price in excess of $25.0 million; a quarterly asset management fee equal to 0.25% of the total purchase price of all assets (including any debt incurred or assumed and significant capital improvement costs budgeted as of the date of acquisition) as of the end of the applicable quarter; and a financing fee equal to 0.5% of the original principal amount of any indebtedness they incur (reduced by any financing fee previously paid with respect to indebtedness being refinanced). In the case of investments made through joint ventures, the fees above will be determined based on the Company’s proportionate share of the investment. The Advisor is also entitled to certain distributions paid by the Pacific Oak Opportunity Zone Fund I after the Class A Members have received their preferred return. These fees and distributions have been waived for the Company’s investment. In addition, side letter agreements between the Advisor and Pacific Oak Opportunity Zone Fund I were executed on February 28, 2020 and stipulate that any asset management fees allocable to the Company and waived by Pacific Oak Capital Advisors for Pacific Oak Opportunity Zone Fund I will distributed to the Company. During the three and nine months ended September 30, 2021, the Company recorded $0.2 million and $0.5 million, respectively, of waived asset management fees recorded as equity in income of unconsolidated entities, of which $0.7 million was a receivable as of September 30, 2021.
PORT II
As of September 30, 2021, the Company has contributed $5.5 million in PORT II OP, LLC (“PORT II OP”), a wholly owned subsidiary of Pacific Oak Residential Trust II, Inc. ("PORT II"). On August 31, 2020, PORT II entered into an advisory agreement (as subsequently amended and restated on October 9, 2020, “PORT II Advisory Agreement”) with Pacific Oak Residential Advisors, LLC (“PORA”), an affiliate of the Advisor. Pursuant to the PORT II Advisory Agreement, PORT II has engaged PORA to act as its external advisor with respect to PORT II’s operations and assets. Because the Company has separately engaged the Advisor to manage its operations and assets, including its interests in PORT II, on November 12, 2020, the Company and the Advisor agreed to amend their advisory agreement to provide that PORT II’s operations and assets will be managed by PORA and not by the Advisor. In addition, the amendment provides that the Advisor will rebate or offset its fees under its advisory agreement with the Company to the extent of the Company’s indirect economic interest in fees paid by PORT II to PORA (which will be based on the Company’s indirect ownership of PORT II OP, which is the operating partnership of PORT II and the entity ultimately responsible for PORT II’s administrative expenses).
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
September 30, 2021
(unaudited)
PORT II is a Maryland corporation formed and sponsored by the Advisor to acquire, own and operate single-family homes as rental properties as well as to acquire and own other interests, including mortgages on or securities related to single-family homes.
Subordinated Performance Fee Due Upon Termination to KBS Capital Advisors
The Company and KBS Capital Advisors agreed to terminate their advisory agreement effective October 31, 2019. In connection with that agreement, the Company agreed to pay KBS Capital Advisors a subordinated performance fee due upon termination in the form of Restricted Stock, to be paid to KBS Capital Advisors upon the filing of its Annual Report on Form 10-K for the year ended December 31, 2019. At that time, GKP Holding LLC, a Delaware limited liability company (“GKP”), was a manager of KBS Capital Advisors and of KBS Holdings LLC (“KBS Holdings”), which wholly owns KBS Capital Advisors. At that time, GKP owned 1/3 of KBS Holdings. Keith D. Hall, the Company’s Chief Executive Officer and a director, and Peter McMillan III, the Company’s President and Chairman of the Board, are the managers of GKP and each own 50% of GKP. The number of shares of Restricted Stock to be awarded was set at 3,411,737 shares and was issued on March 27, 2020. This termination payout value to KBS Capital Advisors (the “KBS Termination Fee Value”) was determined based on the Company’s performance from inception through September 30, 2018. In other words, it was based on the Company’s participation fee potential liability to KBS Capital Advisors calculated with respect to the November 12, 2018 estimated value per share. As a result, when the Company hired the Advisor as the Company’s new advisor on November 1, 2019, the Company agreed to a participation fee that was based on the Company’s performance from September 30, 2018.
On September 1, 2021, GKP ceased to be a manager of KBS Capital Advisors and KBS Holdings and ceased to own an interest in KBS Holdings. Also on September 1, 2021, GKP and KBS Capital Advisors entered into Amendment No. 1 (the “Amendment”) to the Restricted Stock Agreement and the Unvested Share Transfer Agreement (the “Unvested Share Agreement”). Pursuant to the Amendment, on September 1, 2021, the Company repurchased 584,267 of the shares of Restricted Stock from KBS Capital Advisors for consideration of $5,655,705 in cash, or $9.68 per share. Pursuant to the terms of the Amendment and the Unvested Share Agreement, on September 1, 2021, KBS Capital Advisors transferred 2,254,289 of the shares of Restricted Stock to GKP (the “GKP Restricted Shares”). KBS Capital Advisors transferred the GKP Restricted Shares as partial consideration for and to effectuate the conclusion of the acquisition of GKP’s 1/3 ownership interest in KBS Holdings by its other owners. On September 1, 2021, upon the transfer of GKP’s 1/3 ownership interest in KBS Holdings, GKP ceased to be a manager of KBS Capital Advisors and KBS Holdings and ceased to have an ownership interest in KBS Holdings. Under the Amendment, the GKP Restricted Shares are nonvested and forfeitable until the earliest of: (i) July 1, 2026 or (ii) immediately before and contingent upon the occurrence of a Change in Control (as defined in the Restricted Stock Agreement) of the Company. Notwithstanding the foregoing, and at the option of either Keith Hall’s estate or Peter McMillan’s estate, in the event of the death of either Keith Hall or Peter McMillan, such event can trigger the vesting of that number of GKP Restricted Shares corresponding to 100% of the deceased party’s proportional economic interest in GKP Restricted Shares. In addition, unvested GKP Restricted Shares will be forfeited in certain instances if GKP fails to comply with certain requirements set forth in the Amendment, which forfeiture may be waived by the Company’s Conflict Committee in certain cases. Non-vested GKP Restricted Shares are not eligible for redemption by the Company under any circumstances unless approved by the Company’s board of directors.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2021
(unaudited)
After the vesting of the GKP Restricted Shares, and only upon receiving a request from GKP and the consent of the Company’s Conflicts Committee, within 60 days from the request, the Company will redeem 50% of the vested GKP Restricted Shares, with the amount of the cash payment per share determined based on the then most recent board-approved net asset value per share (which must not be more than six months old). Any vested GKP Restricted Shares that are not required to be redeemed in accordance with the preceding sentence are referred to herein as the “Retained Vested GKP Shares.” The Retained Vested GKP Shares are not eligible for redemption under the Company’s share redemption program unless the Company has satisfied all outstanding redemption requests from other stockholders, provided that this restriction may be waived in certain situations, such as upon a change of control of the Company, as determined by the Conflicts Committee of the Board. The Amendment also provides that an additional 59,714 Restricted Shares held by KBS Capital Advisors and 513,467 Restricted Shares that were transferred to affiliates of KBS Capital Advisors under the Amendment were immediately vested and fully released from all restrictions and requirements of the Restricted Stock Agreement (the “KBS Vested Shares”), provided that the KBS Vested Shares are not eligible for redemption under the Company’s share redemption program unless the Company has satisfied all outstanding redemption requests from other stockholders, provided further that (i) this restriction may be waived in certain situations, such as upon a change of control of the Company, as determined by the Conflicts Committee and (ii) notwithstanding the foregoing, within 60 days after November 1, 2024, the Company will be required to redeem any remaining outstanding KBS Vested Shares, separate and outside of any general stockholder share redemption program, at the then most recent board-approved net asset value per share (which must not be more than six months old).

11. INVESTMENT IN UNCONSOLIDATED ENTITIES
As of September 30, 2021 and December 31, 2020, the Company’s investments in unconsolidated entities were composed of the following (dollars in thousands):

	Number of Properties as of September 30, 2021			Investment Balance at
Joint Venture		Location	Ownership %	September 30, 2021	December 31, 2020
110 William Joint Venture	1	New York, New York	60.0%	$—	—
353 Sacramento Joint Venture	1	San Francisco, California	55.0%	50,769	49,665
Pacific Oak Opportunity Zone Fund I	3	Various	N/A	27,638	24,996
PORT II OP LP	117	Various	89.7%	5,447	5,005
				$83,854	$79,666
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2021
(unaudited)
As of September 30, 2021 and December 31, 2020, the book value of the Company’s investment in the 110 William Joint Venture was $0. During the three months ended March 31, 2019, the Company suspended the equity method of accounting and the Company will not record the Company's share of losses and will not record the Company's share of any subsequent income for the 110 William Joint Venture until the Company’s share of net income exceeds the gain recorded and the Company’s share of the net losses not recognized during the period the equity method was suspended. During both of the three and nine months ended September 30, 2021 and September 30, 2020, the Company did not record equity in income from the 110 William Joint venture.
Summarized financial information for the 110 William Joint Venture follows (in thousands):

	September 30, 2021	December 31, 2020
Assets:
Real estate assets, net of accumulated depreciation and amortization	$232,201	$246,166
Other assets	34,200	44,004
Total assets	$266,401	$290,170
Liabilities and equity:
Notes payable, net	$318,280	$316,421
Other liabilities	3,003	5,532
Partners’ deficit	(54,882)	(31,783)
Total liabilities and equity	$266,401	$290,170

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues	$5,729	$10,005	$18,721	$26,604
Expenses:
Operating, maintenance, and management	2,359	2,096	6,212	5,994
Real estate taxes and insurance	1,698	1,935	5,588	5,580
Depreciation and amortization	2,962	3,139	19,071	8,721
Interest expense	3,548	4,125	10,986	12,093
Total expenses	10,567	11,295	41,857	32,388
Total other income	11	12	35	50
Net loss	$(4,827)	$(1,278)	$(23,101)	$(5,734)
Company’s share of net loss (1)	$(2,896)	$(767)	$(13,861)	$(3,440)
_____________________
(1) The Company suspended the equity method of accounting and did not record the Company's share of losses for both of the three and nine months ended September 30, 2021 and 2020.
Investment in 353 Sacramento Joint Venture
On July 6, 2017, the Company, through an indirect wholly owned subsidiary, entered into an agreement with the Migdal Members to form a joint venture (the “353 Sacramento Joint Venture”). On July 6, 2017, the Company sold a 45% equity interest in an entity that owns an office building containing 284,751 rentable square feet located on approximately 0.35 acres of land in San Francisco, California (“353 Sacramento”) to the Migdal Members. The sale resulted in 353 Sacramento being owned by the 353 Sacramento Joint Venture, in which the Company indirectly owns 55% of the equity interests and the Migdal Members indirectly own 45% in the aggregate of the equity interests. During the nine months ended September 30, 2021, the Company contributed an additional $1.1 million into the 353 Sacramento Joint Venture.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2021
(unaudited)
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
Summarized financial information for the 353 Sacramento Joint Venture follows (in thousands):

	September 30, 2021	December 31, 2020
Assets:
Real estate assets, net of accumulated depreciation and amortization	$178,874	$182,318
Other assets	27,539	19,810
Total assets	$206,413	$202,128
Liabilities and equity:
Notes payable, net	$110,000	$109,783
Other liabilities	6,335	7,639
Partners’ capital	90,078	84,706
Total liabilities and equity	$206,413	$202,128

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues	$3,373	$5,520	$13,252	$15,771
Expenses:
Operating, maintenance, and management	862	932	2,490	2,450
Real estate taxes and insurance	848	755	2,768	2,235
Depreciation and amortization	1,850	1,894	5,574	5,135
Interest expense	960	948	2,700	3,290
Total expenses	4,520	4,529	13,532	13,110
Net income	$(1,147)	$991	(280)	$2,661
Company’s equity in (loss) income of unconsolidated joint venture	$(592)	$583	$(40)	$1,576

Investment in Pacific Oak Opportunity Zone Fund I
During the year ended December 31, 2019, the Company acquired 91 Class A Units for $20.6 million in Pacific Oak Opportunity Zone Fund I. Additionally, with the POSOR II Merger, the Company acquired an additional 13 Class A Units with a fair value of $3.0 million and also acquired 7 Class A Units for $1.5 million during the year ended December 31, 2020. During the nine months ended September 30, 2021, the Company acquired additional 13 Class A Units for $3.1 million.
As of September 30, 2021, the book value of the Company’s investment in Pacific Oak Opportunity Zone Fund I was $27.6 million, which includes $0.2 million of acquisition fees. As of September 30, 2021, Pacific Oak Opportunity Zone Fund I consolidated three joint ventures with real estate under development. As of September 30, 2021, the Company has concluded that Pacific Oak Opportunity Zone Fund I qualifies as a Variable Interest Entity (“VIE”) because there is insufficient equity at risk to finance the entity’s activities and the entity is structured with non-substantive voting rights. The Company concluded it is not the primary beneficiary of this VIE since it does not have the power to direct the activities that most significantly impact the entity’s economic performance and will account for its investment under the equity method of accounting.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2021
(unaudited)
During the three and nine months ended September 30, 2021, the Company recognized $0.1 million and $0.5 million, respectively, of losses related to this investment. The Company’s maximum exposure to loss as a result of its involvement with this VIE is limited to the carrying value of the investment in Pacific Oak Opportunity Zone Fund I which totaled $27.6 million as of September 30, 2021.
PORT II
PORT II is a Maryland corporation formed and sponsored by the Advisor to acquire, own and operate single-family homes as rental properties as well as to acquire and own other interests, including mortgages on or securities related to single-family homes. As of September 30, 2021, the Company owns 600 shares of common stock of PORT II, of which the Company exercises significant influence over the operations, financial policies and decision making with respect to PORT II, but does not control. In addition, as of September 30, 2021, the Company had contributed $5.5 million in capital to PORT II OP, of which the Company owns 89.7%. The remaining ownership percentage is owned by PORT II. As of September 30, 2021, the Company has concluded that PORT II OP qualifies as a VIE because there is insufficient equity at risk to finance the entity’s activities and the entity is structured with non-substantive voting rights. The Company concluded it is not the primary beneficiary of this VIE since it does not have the power to direct the activities that most significantly impact the entity’s economic performance and will account for its investment under the equity method of accounting. During the three and nine months ended September 30, 2021, the Company recognized $47,000 and $0.1 million of losses related to this investment, respectively.

12. SUPPLEMENTAL CASH FLOW AND SIGNIFICANT NONCASH TRANSACTION DISCLOSURES
Supplemental cash flow and significant noncash transaction disclosures were as follows (in thousands):

	Nine Months Ended September 30,
	2021	2020
Supplemental Disclosure of Cash Flow Information:
Interest paid, net of capitalized interest of $1,579 and $2,368 for the nine months ended September 30, 2021 and 2020, respectively	$29,220	$18,945
Supplemental Disclosure of Significant Noncash Transactions:
Accrued improvements to real estate	1,721	2,393
Redeemable common stock payable	3,385	262
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	—	262
Accrued preferred dividends	225	226
PPP notes forgiveness	1,500	—
Assets and liabilities assumed in connection with Battery Point acquisition:
Real estate	—	56,148
Notes payable	—	36,003
Other assets	—	21
Other liabilities	—	355
Redeemable non-controlling interest	—	3,024
Series A-3 preferred units payable	—	16,000

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2021
(unaudited)
13. REPORTING SEGMENTS
The Company recognizes three reporting segments for the three and nine months ended September 30, 2021 and consists of strategic opportunistic properties, single-family homes and hotels. All corporate related costs are included in the strategic opportunistic properties segment to align with how financial information is presented to the chief operating decision maker. The Company recognized two reporting segments for the three and nine months ended September 30, 2020. The selected financial information for reporting segments for the three and nine months ended September 30, 2021 and 2020 are as follows (in thousands):

	Three Months Ended September 30, 2021
	Strategic Opportunistic Properties	Single-Family Homes	Hotels	Total
Total revenues	$28,050	$5,566	$12,153	$45,769
Total expenses	(52,891)	(6,398)	(8,948)	(68,237)
Total other (loss) income	(4,435)	81	1,276	(3,078)
Net (loss) income	$(29,276)	$(751)	$4,481	$(25,546)

	Nine Months Ended September 30, 2021
	Strategic Opportunistic Properties	Single-Family Homes	Hotels	Total
Total revenues	$88,187	$16,436	$24,578	$129,201
Total expenses	(128,418)	(19,581)	(22,924)	(170,923)
Total other income	42,527	159	1,289	43,975
Net income (loss)	$2,296	$(2,986)	$2,943	$2,253

	Three Months Ended September 30, 2020
	Strategic Opportunistic Properties	Single-Family Homes	Hotels	Total
Total revenues	$22,548	$5,197	$—	$27,745
Total expenses	(26,285)	(5,969)	—	(32,254)
Total other (loss) income	(2,863)	4	—	(2,859)
Net loss	$(6,600)	$(768)	$—	$(7,368)

	Nine Months Ended September 30, 2020
	Strategic Opportunistic Properties	Single-Family Homes	Hotels	Total
Total revenues	$64,752	$11,117	$—	$75,869
Total expenses	(66,928)	(13,203)	—	(80,131)
Total other (loss) income	(16,939)	54	—	(16,885)
Net loss	$(19,115)	$(2,032)	$—	$(21,147)

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2021
(unaudited)
Total assets and goodwill related to the reporting segments as of September 30, 2021 and December 31, 2020 are as follows (in thousands):

	September 30, 2021
	Strategic Opportunistic Properties	Single-Family Homes	Hotels	Total
Total assets	$1,274,093	$202,349	$152,686	$1,629,128
Goodwill (1)	9,489	—	4,045	13,534

	December 31, 2020
	Strategic Opportunistic Properties	Single-Family Homes	Hotels	Total
Total assets	$1,404,509	$182,486	$144,670	$1,731,665
Goodwill	12,297	—	4,045	16,342
_____________________
(1) During the three and nine months ended September 30, 2021, the Company recorded impairment charges on goodwill of $2.8 million related to the Strategic Opportunistic Properties segment.

14. PORT MEZZANINE EQUITY
The Company has authorized and issued preferred stock from a subsidiary. The Company has elected to use the measurement method described under ASC 480-10-S99-3A, paragraph 15(b), resulting in the common and preferred stock being classified in mezzanine equity and measured based on the estimated future redemption value as of September 30, 2021.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2021
(unaudited)
The following is a reconciliation of PORT’s noncontrolling cumulative convertible redeemable preferred stock for the nine months ended September 30, 2021 and 2020 (dollars in thousands):

	Series A Preferred Stock		Series B Preferred Stock
	Shares	Amounts	Shares	Amounts
Balance, December 31, 2020	15,000	15,134	125	$99
Dividends Available Upon Redemption	—	636	—	8
Dividends Paid	—	(636)	—	(8)
Balance, September 30, 2021	15,000	$15,134	125	$99

	Series A Preferred Stock		Series B Preferred Stock
	Shares	Amounts	Shares	Amounts
Balance, December 31, 2019	15,000	$14,909	125	$99
Dividends Available Upon Redemption	—	781	—	7
Dividends Paid	—	(556)	—	(7)
Balance, September 30, 2020	15,000	$15,134	125	$99

On July 1, 2020, the Company acquired, through its subsidiaries, Battery Point Trust Inc., a Maryland corporation (“Battery Point”). Battery Point is a real estate investment trust that owned, at the time of acquisition, 559 single-family rental homes throughout the Midwestern and Southeastern United States. All of these assets are held by the Company through its subsidiary, PORT OP.
The Company acquired Battery Point by acquiring all the 1,000,000 outstanding shares of Battery Point common stock from BPT Holdings, LLC (“BPT Holdings”), a partially owned subsidiary of the Advisor. The Advisor is the Company’s external advisor and is owned and controlled by Keith D. Hall, the Company’s Chief Executive Officer and a director, and Peter M. McMillan, the Company’s President and Chairman of the Board. In exchange, BPT Holdings received 510,816 common equity units in PORT OP, approximately 4.5% of the outstanding common equity units, as of July 1, 2020. The value of the interests exchanged was estimated by the participants at approximately $3.0 million. The common equity units issued to BPT Holdings are redeemable after one year at the request of BPT Holdings for all or a portion of the common equity units at a redemption price equal to and in the form of cash based on the unit price of PORT OP. The following table summarizes the redeemable non-controlling interest activity related to the PORT OP equity units held by BPT Holdings for the nine months ended September 30, 2021 (in thousands):

December 31, 2020	$2,968
Net loss attributable to redeemable noncontrolling interest	(113)
September 30, 2021	$2,855

15. RESTRICTED STOCK
On March 27, 2020, the Company issued 3,411,737 restricted shares to KBS Capital Advisors in connection with the subordinated performance fee due upon termination (the “Restricted Stock”), which were expected to vest on November 1, 2021. These shares are subject to non-compete provisions, which are treated as clawback contingent features and will be accounted for if and when the Restricted Stock is required to be returned.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2021
(unaudited)
On September 1, 2021, the Company, KBS Capital Advisors, and GKP entered into amendment no. 1 to the Restricted Stock Agreement (the "Amendment"). Pursuant to the Amendment, 1,157,448 shares of Restricted Stock ("Released Shares") were immediately vested and fully released from all restrictions and requirements of the Restricted Stock Agreement. Of the Released Shares, the Company repurchased 584,267 shares from KBS Capital Advisors for consideration of $5,655,705 in cash, or $9.68 per share. After a one year period, 513,467 of the Released Shares are eligible for redemption under the Company's share redemption program. Within a 60 day period following November 1, 2024, 59,714 of the Released Shares are to be redeemed by the Company, though prior to this date, the shares are eligible for redemption under the Company's share redemption program if all outstanding redemption requests from other stockholders have been satisfied.
Additionally, KBS Capital Advisors transferred 2,254,289 shares of Restricted Stock to GKP ("GKP Restricted Shares"). The GKP Restricted Shares vest on the earlier of the following: (i) July 1, 2026 or (ii) a change of control. Upon vesting, 50% of the GKP Restricted Shares are eligible for redemption based on the most recent board approved NAV per share, but requires approval of the Company's conflicts committee of the board of directors. The remaining 50% of the GKP Restricted Shares are eligible for redemption under the Company's share redemption program if all outstanding redemption requests from other stockholders have been satisfied.
The 59,714 of the Released Shares are classified as a liability instrument, accounted for as restricted stock payable on the accompanying consolidated balance sheets, and are recorded at the fair value of the shares at each reporting period until settled. The remaining Released Shares and GKP Restricted Shares are classified as an equity instrument and recorded in additional paid-in-capital on the accompanying balance sheet.
For the three and nine months ended September 30, 2021, the Company recorded $1.5 million subordinated performance fee due upon termination to affiliate expense to record the Restricted Stock at fair value. The fair value of the Restricted Stock was estimated based on the Company's NAV, adjusted for a lack of marketability discount. As of September 1, 2021, the Company measured the Restricted Stock at its fair value of $9.61 per share.

16. COMMITMENTS AND CONTINGENCIES
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
September 30, 2021
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
During the three and nine months ended September 30, 2021, the Company incurred $0.3 million and $0.6 million, respectively, of fees related to the management agreement, which are included in hotel expenses on the accompanying consolidated statements of operations.
Q&C Hotel
A wholly owned subsidiary of the joint venture through which the Company leases the operations of the Q&C Hotel (“Q&C Hotel Operations”) has entered into a management agreement with Encore Hospitality, LLC (“Encore Hospitality”), an affiliate of the joint venture partner, pursuant to which Encore Hospitality will manage and operate the Q&C Hotel. The management agreement expires on December 17, 2035. Subject to certain conditions, Encore Hospitality may extend the term of the agreement for a period of five years. Pursuant to the management agreement Encore Hospitality will receive a base fee, which is 4.0% of gross revenue (as defined in the management agreement). During both of the three and nine months ended September 30, 2021, the Company incurred $0.1 million of fees related to the management agreement, which are included in hotel expenses on the accompanying consolidated statements of operations.
Q&C Hotel Operations has also entered into a franchise agreement with Marriott International (“Marriott”) pursuant to which Marriott has granted Q&C Hotel Operations a limited, non-exclusive license to establish and operate the Q&C Hotel using certain of Marriott’s proprietary marks and systems and the hotel was branded as a Marriott Autograph Collection hotel on May 25, 2016. The franchise agreement will expire on May 25, 2041. Pursuant to the franchise agreement, Q&C Hotel Operations pays Marriott a monthly franchise fee equal to a percent of gross room sales on a sliding scale that is initially 2% and increases to 5% on May 25, 2019 and a monthly marketing fund contribution fee equal to 1.5% of the Q&C Hotel’s gross room sales. In addition, the franchise agreement requires the maintenance of a reserve account to fund all renovations at the hotel based on a percentage of gross revenues which starts at 2% of gross revenues and increases to 5% of gross revenues on May 25, 2019. Q&C Hotel Operations is also responsible for the payment of certain other fees, charges and costs as set forth in the agreement. During the three and nine months ended September 30, 2021, the Company incurred $0.1 million and $0.3 million, respectively, of fees related to the Marriott franchise agreement, which are included in hotel expenses on the accompanying consolidated statement of operations.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2021
(unaudited)
Lease Obligations
As of September 30, 2021, the Company’s lease and rights to a leasehold interest with respect to 210 West 31st Street, an office/retail building in New York, NY, which was accounted for as a finance lease, are included in the consolidated balance sheet as follows:

Right-of-use asset (included in real estate held for investment, net) (1)	$8,074
Lease obligation (included in other liabilities)	9,339

Remaining lease term	92.5
Discount rate	4.8%

The components of lease expense were as follows:
Interest on lease obligation for the nine months ended September 30, 2021	441
_____________________
(1) During the three and nine months ended September 30, 2021, the Company wrote down its right-of-use asset and recorded an impairment charge of $1.2 million on 210 West 31st Street.
As of September 30, 2021, the Company had a leasehold interest expiring on 2114. Future minimum lease payments owed by the Company under the finance lease as of September 30, 2021 are as follows (in thousands):

October 1, 2021 through December 31, 2021	$90
2022	360
2023	360
2024	360
2025	393
Thereafter	52,563
Total expected minimum lease obligations	54,126
Less: Amount representing interest (1)	(44,787)
Present value of net minimum lease payments (2)	$9,339
_____________________
(1) Interest includes the amount necessary to reduce the total expected minimum lease obligations to present value calculated at the Company’s incremental borrowing rate at acquisition.
(2) The present value of net minimum lease payments are presented in other liabilities in the accompanying consolidated balance sheets.
Paycheck Protection Program
On February 10, 2021 and March 13, 2021, the Company, through wholly owned subsidiaries of joint ventures, entered into Paycheck Protection Program Promissory (“PPP”) notes for the Q&C Hotel and Springmaid Beach Resort and received funding of $0.6 million and $1.8 million, respectively. The PPP notes are supplementing payroll costs for the third-party managers of the joint ventures. In accordance with the requirements of the CARES Act, at least 60% of the proceeds used to date have been used to pay eligible payroll costs. Under the requirements of the CARES Act, the loan may be fully forgiven if (i) proceeds are used to pay eligible payroll costs, rent, mortgage interest and utilities and (ii) full-time employee headcount and salaries are either maintained during the applicable twenty-four-week period after loan origination. Any forgiveness of the loan will be subject to approval by the U.S. Small Business Administration (the “SBA”) and will require the Company to apply for such treatment in the future. While the Company may apply for forgiveness of the PPP notes in accordance with the requirements and limitations under the CARES Act and the SBA regulations and requirements, no assurance can be given that any portion of the PPP notes will be forgiven. On July 6, 2021, the SBA approved the Company’s application for forgiveness of the Springmaid Beach Resort PPP note of $1.3 million. As of September 30, 2021 and December 31, 2020, the PPP notes balance was $2.4 million and $1.5 million and recorded in other liabilities in the accompanying consolidated balance sheets, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2021
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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Although there can be no assurance, the Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations as of September 30, 2021. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities.
COVID-19
During the first quarter of 2020 and subsequent periods, efforts to slow the spread of the COVID-19 virus have had a significant impact on the U.S. economy. The Company continues to follow the policies described in Note 2 to the Consolidated Financial Statements contained in our 2020 Annual Report on Form 10-K, including those related to impairments of real estate assets and investments in unconsolidated affiliates and collectability assessments on operating lease receivables. While our current analyses did not result in any material adjustments to amounts as of and during the nine months ended September 30, 2021, circumstances related to the COVID-19 pandemic may result in recording impairments, lease modifications and changes to collectability assessments in future periods.
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
Richardson Acquisition
On November 22, 2011, the Company, through an indirect wholly owned subsidiary, and JP-Richardson, LLC, an affiliate of JP Realty Partners, LTD., entered into an agreement to form a joint venture (the “Richardson Joint Venture”), and on November 23, 2011, the Richardson Joint Venture acquired a portfolio of office buildings and undeveloped land in Richardson, Texas (the “Richardson Portfolio”).
On October 18, 2021, the Company purchased the 10% minority interest in the Richardson Joint Venture, for $4.0 million from JP-Richardson, LLC. As of the date of purchase, the Richardson Portfolio consisted of four office buildings and 14 acres of undeveloped land. Subsequent to the purchase, the Company owned 100% of the Richardson Joint Venture.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2021
(unaudited)
Bond Offerings
Subsequent to September 30, 2021, the Company issued additional Series B Debentures in the amount of 536.4 million Israeli new Shekels par value through a public offering. The public offering Series B Debentures were issued at a 2.6% discount resulting in a total consideration of 522.4 million Israeli new Shekels ($166.8 million as of November 1, 2021). Additionally, the Company also issued 53.6 million Israeli new Shekels par value through a private offering. The private offering Series B Debentures were issued at a 3.1% discount resulting in a total consideration of 52.0 million Israeli new Shekels ($16.6 million as of November 1, 2021). The additional Series B Debentures have an equal level of security, pari passu, amongst themselves and between them and the initial Series B Debentures, which were initially issued, without any right of precedence or preference between any of them. The Series B Debentures were issued with the intent of using the proceeds and available cash on hand to payoff the outstanding Series A Debentures.
Notes Payable Refinancing
On October 7, 2021, the Company refinanced the Madison Square Mortgage Loan with a mortgage loan from an unaffiliated lender (the “Refinancing”) for borrowings up to $27.0 million. At closing, $17.5 million of the loan was funded and the remaining $9.5 million was available for future disbursements, subject to certain terms and conditions contained in the loan documents. The Refinancing is interest only with a fixed interest rate of 4.625% and has a maturity date of October 7, 2024. In connection with the execution of the Refinancing, Pacific Oak SOR Properties, LLC, a wholly owned subsidiary, is providing an unconditional guarantee and will be held liable, as a primary obligor for our obligations under the Refinancing.

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
Overview
We were formed on October 8, 2008 as a Maryland corporation, elected to be taxed as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2010 and intend to operate in such manner. KBS Capital Advisors LLC (“KBS Capital Advisors”) was our advisor from inception through October 31, 2019. On October 31, 2019, KBS Capital Advisors ceased to serve as our advisor or have any advisory responsibility to us immediately following the filing of our Quarterly Report on Form 10-Q for the period ending September 30, 2019 with the SEC, which was filed on November 8, 2019. On November 1, 2019, we entered into a new advisory agreement with Pacific Oak Capital Advisors, LLC (“Pacific Oak Capital Advisors”), which has since been renewed and is currently effective through November 1, 2022; however, we or Pacific Oak Capital Advisors may terminate the advisory agreement without cause or penalty upon providing 60 days’ written notice.
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
On January 8, 2009, we filed a registration statement on Form S-11 with the SEC to offer a minimum of 250,000 shares and a maximum of 140,000,000 shares of common stock for sale to the public, of which 100,000,000 shares were registered in our primary offering and 40,000,000 shares were registered under our dividend reinvestment plan. We ceased offering shares of common stock in our primary offering on November 14, 2012. We sold 56,584,976 shares of common stock in the primary offering for gross offering proceeds of $561.7 million. We continue to offer shares of common stock under the dividend reinvestment plan. As of September 30, 2021, we had sold 6,851,969 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $76.5 million. Also as of September 30, 2021, we had redeemed 27,247,458 of the shares sold in our offering for $317.3 million. As of September 30, 2021, we had issued 25,976,746 shares of common stock in connection with special dividends. Additionally, on December 29, 2011 and October 23, 2012, we issued 220,994 shares and 55,249 shares of common stock, respectively, for $2.0 million and $0.5 million, respectively, in private transactions exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.
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
As of September 30, 2021, we consolidated eight office properties, one office portfolio consisting of four office buildings and 14 acres of undeveloped land, two apartment properties, two hotel properties, one residential home portfolio consisting of 1,806 single-family homes, three investments in undeveloped land with approximately 800 developable acres, and owned four investments in unconsolidated entities and three investments in real estate equity securities. Additionally, as of September 30, 2021, the Company had entered into a consolidated joint venture to develop one office/retail property.
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
During the first quarter of 2020 and subsequent periods, efforts to slow the spread of the COVID-19 virus have had a significant impact on the U.S. economy. While our current analyses did not result in any material adjustments to amounts as of and during the nine months ended September 30, 2021, circumstances related to the COVID-19 pandemic may result in recording impairments, lease modifications and changes to collectability assessments in future periods. The extent to which COVID-19 impacts our business, operations and financial results will depend on numerous evolving factors, many of which are not within management’s control, and that we are unable to predict at this time, including but not limited to: the duration and scope of the pandemic; the pandemic’s impact on current and future economic activity; and the actions of governments, businesses and individuals in response to the COVID-19 pandemic.

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
We sold 56,584,976 shares of common stock in the primary portion of our initial public offering for gross offering proceeds of $561.7 million. We ceased offering shares in the primary portion of our initial public offering on November 14, 2012. We continue to offer shares of common stock under the dividend reinvestment plan. As of September 30, 2021, we had sold 6,851,969 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $76.5 million. To date, we have invested all of the net proceeds from our initial public offering in real estate and real estate-related investments. We intend to use our cash on hand, proceeds from asset sales, proceeds from debt financing, cash flow generated by our real estate operations and real estate-related investments and proceeds from our dividend reinvestment plan as our primary sources of immediate and long-term liquidity.
On February 10, 2021 and March 13, 2021, we, through our wholly owned subsidiaries of joint ventures, entered into Paycheck Protection Program Promissory (“PPP”) notes for the Q&C Hotel and Springmaid Beach Resort and received funding of $0.6 million and $1.8 million, respectively. The PPP notes are supplementing payroll costs for the third-party managers of the joint ventures. In accordance with the requirements of the CARES Act, at least 60% of the proceeds used to date have been used to pay eligible payroll costs. Under the requirements of the CARES Act, the loan may be fully forgiven if (i) proceeds are used to pay eligible payroll costs, rent, mortgage interest and utilities and (ii) full-time employee headcount and salaries are either maintained during the applicable twenty-four-week period after loan origination. Any forgiveness of the loan will be subject to approval by the U.S. Small Business Administration (the “SBA”) and will require the Company to apply for such treatment in the future. While we may apply for forgiveness of the PPP notes in accordance with the requirements and limitations under the CARES Act and the SBA regulations and requirements, no assurance can be given that any portion of the PPP notes will be forgiven. On July 6, 2021, the SBA approved our application for forgiveness of the Springmaid Beach Resort PPP note of $1.3 million. As of September 30, 2021 and December 31, 2020, the PPP notes balance was $2.4 million and $1.5 million and recorded in other liabilities in the accompanying consolidated balance sheets, respectively.
Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures and corporate general and administrative expenses.  Cash flow from operations from our real estate investments is primarily dependent upon the occupancy levels of our properties, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of September 30, 2021, our office properties were collectively 73% occupied, our residential home portfolio was 94% occupied and our apartment properties were 96% occupied. As of October 2021, we collected 95.1% of total charged rent for the month of September 2021.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Our investments in hotel properties generate cash flow in the form of room, food, beverage and convention services, campground and other revenues, which are reduced by hotel expenses, capital expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our hotel properties are primarily dependent upon the occupancy levels of our hotels, the average daily rates and how well we manage our expenditures. The following table provides summary information regarding our hotel properties for the nine months ended September 30, 2021:

Property	Number of Rooms	Percentage Occupied for the Nine Months Ended September 30, 2021	Average Daily Rate for the Nine Months Ended September 30, 2021	Average Revenue per Available Room for the Nine Months Ended September 30, 2021
Springmaid Beach Resort	453	58.4%	$218.28	$127.49
Q&C Hotel	196	42.3%	$121.24	$51.24
Investments in real estate equity securities generate cash flow in the form of dividend income, which is reduced by asset management fees. As of September 30, 2021, we had three investments in real estate equity securities outstanding with a total carrying value of $96.4 million.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended September 30, 2021 did not exceed the charter-imposed limitation.
For the nine months ended September 30, 2021, our cash needs for capital expenditures, redemptions of common stock and debt servicing were met with proceeds from dispositions of real estate, real estate equity securities and undeveloped land, proceeds from debt financing, proceeds from our dividend reinvestment plan and cash on hand. Operating cash needs during the same period were met through cash flow generated by our real estate and real estate-related investments and cash on hand. As of September 30, 2021, we had outstanding debt obligations in the aggregate principal amount of $1.0 billion, with a weighted-average remaining term of 1.5 years. As of September 30, 2021, we had a total of $640.0 million of debt obligations scheduled to mature within 12 months of that date. We plan to exercise our extension options available under our loan agreements or pay down or refinance the related notes payable prior to their maturity dates.
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
Cash Flows from Operating Activities
As of September 30, 2021, we consolidated eight office properties, one office portfolio consisting of four office buildings and 14 acres of undeveloped land, two apartment properties, two hotel properties, one residential home portfolio consisting of 1,806 single-family homes, three investments in undeveloped land with approximately 800 developable acres, and owned four investments in unconsolidated entities and three investments in real estate equity securities. Additionally, as of September 30, 2021, the Company had entered into a consolidated joint venture to develop one office/retail property. During the nine months ended September 30, 2021, net cash provided by operating activities was $11.3 million. We expect that our cash flows from operating activities will increase in future periods as a result of leasing additional space that is currently unoccupied and anticipated future acquisitions of real estate and real estate-related investments. However, our cash flows from operating activities may decrease to the extent that we dispose of additional assets.
Cash Flows from Investing Activities
Net cash provided by investing activities was $193.4 million for the nine months ended September 30, 2021 and primarily consisted of the following:
•Proceeds from the sale of real estate of $194.5 million;
•Proceeds from the sale of real estate equity securities of $14.4 million;
•Improvements to real estate of $12.9 million;
•Proceeds for future development obligations of $6.2 million;

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
•Contribution of capital to unconsolidated entities of $4.8 million; and
•Acquisition of real estate of $4.1 million.
Cash Flows from Financing Activities
Net cash used in financing activities was $112.9 million for the nine months ended September 30, 2021 and consisted primarily of the following:
•$79.5 million of net cash used in debt and other financings as a result of principal payments on notes and bonds payable of $234.0 million, payments of deferred financing costs of $2.7 million and partially offset by proceeds from notes payable of $157.2 million;
•$29.6 million of cash used for redemptions of common stock;
•$5.7 million of cash used for redemption of restricted stock;
•$2.4 million of cash provided by PPP Notes; and
•$0.6 million of cash used for preferred dividends.
In order to execute our investment strategy, we utilize secured debt and we may, to the extent available, utilize unsecured debt, to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinancing and interest risks, are properly balanced with the benefit of using leverage. There is no limitation on the amount we may borrow for any single investment. Our charter limits our total liabilities such that our total liabilities may not exceed 75% of the cost of our tangible assets; however, we may exceed that limit if a majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our common stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of September 30, 2021, our borrowings and other liabilities were both approximately 65% of the cost (before depreciation and other noncash reserves) and the book value (before depreciation) of our tangible assets.
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
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of September 30, 2021 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2021	2022-2023	2024-2025	Thereafter
Outstanding debt obligations (1)	$1,030,734	$116,538	$708,421	$104,393	$101,382
Interest payments on outstanding debt obligations (2)	58,720	9,112	33,077	13,920	2,611
Finance lease obligation	54,126	90	720	753	52,563
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts, maturity dates, foreign currency rates and interest rates in effect at September 30, 2021. We incurred interest expense of $29.9 million, excluding amortization of deferred financing costs of $2.4 million and including interest capitalized of $1.6 million, for the nine months ended September 30, 2021.
Results of Operations
Overview
As of September 30, 2020, we consolidated six office properties, one office portfolio consisting of four office buildings and 14 acres of undeveloped land, one apartment property and three investments in undeveloped land with approximately 1,000 developable acres, one residential home portfolio consisting of 1,769 single-family homes and owned six investments in unconsolidated joint ventures and three investments in real estate equity securities. As of September 30, 2021, we consolidated eight office properties, one office portfolio consisting of four office buildings and 14 acres of undeveloped land, two apartment properties, two hotel properties, one residential home portfolio consisting of 1,806 single-family homes, three investments in undeveloped land with approximately 800 developable acres, and owned four investments in unconsolidated entities and three investments in real estate equity securities. Additionally, as of September 30, 2021, the Company had entered into a consolidated joint venture to develop one office/retail property. Our results of operations for the three and nine months ended September 30, 2021 may not be indicative of those in future periods due to acquisition and disposition activities and COVID-19 related impacts. Additionally, the occupancy in our properties, excluding our residential home portfolio, has not been stabilized. As of September 30, 2021, our office properties were collectively 73% occupied, our residential home portfolio was 94% occupied and our apartment properties were 96% occupied. However, due to the amount of near-term lease expirations, we do not put significant emphasis on quarterly changes in occupancy (positive or negative) in the short run. Our underwriting and valuations are generally more sensitive to “terminal values” that may be realized upon the disposition of the assets in the portfolio and less sensitive to ongoing cash flows generated by the portfolio in the years leading up to an eventual sale. There are no guarantees that occupancies of our assets will increase, or that we will recognize a gain on the sale of our assets. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of leasing additional space and acquiring additional assets but decrease due to disposition activity.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Comparison of the three months ended September 30, 2021 versus the three months ended September 30, 2020
The following table provides summary information about our results of operations for the three months ended September 30, 2021 and 2020 (dollar amounts in thousands):

	Three Months Ended September 30,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions/ Dispositions (1)	$ Change Due to Investments Held Throughout Both Periods (2)
	2021	2020
Rental income	$29,504	$23,871	$5,633	24%	$5,730	$(97)
Hotel revenues	12,153	—	12,153	100%	12,153	—
Other operating income	923	888	35	4%	(39)	74
Dividend income from real estate equity securities	3,189	2,986	203	7%	203	—
Operating, maintenance, and management costs	10,668	7,888	2,780	35%	2,228	552
Real estate taxes and insurance	5,262	3,791	1,471	39%	1,270	201
Hotel expenses	6,483	—	6,483	100%	6,483	—
Asset management fees to affiliate	3,422	2,426	996	41%	932	45
General and administrative expenses	2,365	1,960	405	21%	n/a	n/a
Foreign currency transaction loss, net	2,271	445	1,826	410%	n/a	n/a
Depreciation and amortization	13,895	9,470	4,425	47%	4,284	141
Interest expense	10,092	6,274	3,818	61%	2,146	1,672
Impairment charges on real estate	10,971	—	10,971	100%	10,971	—
Impairment charges on goodwill	2,808	—	2,808	100%	2,808	—
Gain from remeasurement of prior equity interest	—	2,009	(2,009)	(100)%	n/a	n/a
Equity in (loss) income of unconsolidated entities	(569)	519	(1,088)	(210)%	—	(1,088)
Casualty-related gain	27	—	27	100%	n/a	n/a
Other interest income	55	19	36	189%	n/a	n/a
Loss on real estate equity securities	(2,614)	(6,527)	3,913	(60)%	n/a	n/a
Change in subordinated performance fee due upon termination to affiliate	(1,545)	1,121	(2,666)	(238)%	n/a	n/a
Gain on sale of real estate	216	—	216	100%	216	—
Gain on extinguishment of debt	1,352	—	1,352	100%	n/a	n/a
_____________________
(1) Represents the dollar amount increase (decrease) for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 related to real estate and real estate-related investments acquired or disposed on or after July 1, 2020.
(2) Represents the dollar amount increase (decrease) for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 with respect to real estate and real estate-related investments owned by us during the entirety of both periods presented.
Rental income increased from $23.9 million for the three months ended September 30, 2020 to $29.5 million for the three months ended September 30, 2021, primarily as a result of properties acquired subsequent to September 30, 2020 and partially offset by overall decrease in rental and occupancy rates for properties held throughout both periods. The occupancy of our office properties, held throughout both periods decreased from 79% as of September 30, 2020 to 76% as of September 30, 2021. Annualized base rent per square foot decreased from $23.07 as of September 30, 2020 to $22.83 as of September 30, 2021 related to properties (excluding apartments and single-family homes) held throughout both periods. We expect rental income to increase in future periods as a result of leasing additional space and to the extent we acquire additional properties, but to decrease to the extent we dispose of properties.
Other operating income remained consistent at $0.9 million for both of the three months ended September 30, 2021 and 2020. We expect other operating income to increase in future periods as a result of leasing additional space, increases in parking income as we stabilize properties and to the extent we acquire additional properties, but to decrease to the extent we dispose of properties.
Dividend income from real estate equity securities increased from $3.0 million for the three months ended September 30, 2020 to $3.2 million for the three months ended September 30, 2021, primarily as a result of the dispositions and acquisitions of real estate equity securities subsequent to September 30, 2020. We expect dividend income from real estate equity securities to vary in future periods as a result of the timing of dividends declared and investment activity.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Property operating costs increased from $7.9 million for the three months ended September 30, 2020 to $10.7 million for the three months ended September 30, 2021 and real estate taxes and insurance increased from $3.8 million for the three months ended September 30, 2020 to $5.3 million for the three months ended September 30, 2021, primarily as a result of properties acquired subsequent to September 30, 2020. We expect property operating costs and real estate taxes and insurance to increase in future periods to the extent we acquire additional properties, increasing occupancy of our real estate assets and general inflation, but to decrease to the extent we dispose of properties.
Asset management fees increased from $2.4 million for the three months ended September 30, 2020 to $3.4 million for the three months ended September 30, 2021, primarily as a result of properties acquired subsequent to September 30, 2020. We expect asset management fees to increase in future periods to the extent we acquire additional properties, but to decrease to the extent we dispose of properties.
General and administrative expenses increased from $2.0 million for the three months ended September 30, 2020 to $2.4 million for the three months ended September 30, 2021, primarily due to increased accounting and advisory expenses. We expect general and administrative expenses to fluctuate in future periods based on investment and disposition activity as well as costs incurred to evaluate strategic transactions.
We recognized a $2.3 million foreign currency transaction loss, net for the three months ended September 30, 2021 and $0.4 million of foreign currency transaction loss, net, for the three months ended September 30, 2020, related to the debentures in Israel. These debentures are denominated in Israeli new Shekels and we expect to recognize foreign transaction gains and losses based on changes in foreign currency exchange rates, but expect our exposure to be limited to the extent that we have entered into foreign currency options and foreign currency collars. As of September 30, 2021, we had entered into one foreign currency collar to hedge against a change in the exchange rate of the Israeli new Shekel versus the U.S. Dollar. The foreign currency collar expire in November 2021 and has an aggregate Israeli new Shekels notional amount of 194.0 million. During the three months ended September 30, 2021, we recognized a $0.3 million gain related to the foreign currency collar and a $2.6 million foreign currency transaction loss. During the three months ended September 30, 2020, we recognized a $2.2 million gain related to the foreign currency collars and a $2.6 million foreign currency transaction loss in the accompanying consolidated statements of operations as foreign currency transaction loss, net.
Depreciation and amortization increased from $9.5 million for the three months ended September 30, 2020 to $13.9 million for the three months ended September 30, 2021, primarily as a result of properties acquired subsequent to September 30, 2020 and capital expenditures. We expect depreciation and amortization to increase in future periods as a result of owning the property acquired during 2020 for an entire period and to the extent we acquire additional properties, but to decrease as a result of amortization of tenant origination costs related to lease expirations and disposition of properties.
Interest expense increased from $6.3 million for the three months ended September 30, 2020 to $10.1 million for the three months ended September 30, 2021, primarily as a result of the increased borrowings related to properties acquired subsequent to September 30, 2020, additional Series A Debentures issued on March 4, 2021 of 250.0 million Israeli new Shekels (approximately $74.2 million as of March 4, 2021) and partially offset by March 31, 2020 and 2021 Series A Debentures principal installment payments of 194.0 million Israeli new Shekels (approximately $56.6 million as of March 1, 2020 and $58.9 million as of March 1, 2021). Excluded from interest expense was $0.5 million and $0.7 million of interest capitalized to our investments in undeveloped land and an unconsolidated entity during the three months ended September 30, 2021 and 2020, respectively. Our interest expense in future periods will vary based on interest rate fluctuations, the amount of interest capitalized and our level of future borrowings, which will depend on the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives and will decrease to the extent we dispose of properties and paydown debt, including annual principal installment payments on the Series A and Series B Debentures.
During the three months ended September 30, 2021, we recognized impairment charges of $6.6 million on 210 West 31st Street and $4.4 million on Lincoln Court. No impairment charges were recorded in 2020.
During the three months ended September 30, 2021, we recognized impairment charges on goodwill of $1.6 million on Lincoln Court and $1.2 million on 210 West 31st Street. No impairment charges on goodwill were recorded in 2020.
During the three months ended September 30, 2020, we recognized a $2.0 million gain from remeasurement of prior equity interest due to our acquisition of Battery Point.
Equity in income of unconsolidated entities decreased from $0.5 million for the three months ended September 30, 2020 to a $0.6 million loss for the three months ended September 30, 2021, primarily as a result of bad debt expense for the 353 Sacramento joint venture for the three months ended September 30, 2021.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Loss on real estate equity securities decreased from $6.5 million for the three months ended September 30, 2020 to $2.6 million for the three months ended September 30, 2021. We expect gains and losses on real estate equity securities to fluctuate in future periods as a result of changes in share prices of our investments in real estate equity securities.
During the three months ended September 30, 2021, we recognized a gain on extinguishment of debt of $1.4 million and this is primarily due to the SBA approving our application for forgiveness of the Springmaid Beach Resort PPP note of $1.3 million.
Comparison of the nine months ended September 30, 2021 versus the nine months ended September 30, 2020
The following table provides summary information about our results of operations for the nine months ended September 30, 2021 and 2020 (dollar amounts in thousands):

	Nine Months Ended September 30,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions/ Dispositions (1)	$ Change Due to Investments Held Throughout Both Periods (2)
	2021	2020
Rental income	$94,812	$67,808	$27,004	40%	$24,329	$2,675
Hotel revenues	24,578	—	24,578	100%	24,578	—
Other operating income	3,118	2,722	396	15%	755	(359)
Dividend income from real estate equity securities	6,693	5,339	1,354	25%	1,354	—
Operating, maintenance, and management costs	31,444	22,258	9,186	41%	7,996	1,190
Real estate taxes and insurance	15,949	10,570	5,379	51%	4,587	792
Hotel expenses	15,715	—	15,715	100%	15,715	—
Asset management fees to affiliate	10,802	6,867	3,935	57%	3,480	455
General and administrative expenses	7,120	6,302	818	13%	n/a	n/a
Foreign currency transaction gain, net	(568)	(12,338)	11,770	(95)%	n/a	n/a
Depreciation and amortization	45,969	27,417	18,552	68%	17,209	1,343
Interest expense	30,713	19,055	11,658	61%	9,629	2,029
Impairment charges on real estate	10,971	—	10,971	100%	10,971	—
Impairment charges on goodwill	2,808	—	2,808	100%	2,808	—
Gain from remeasurement of prior equity interest	—	2,009	(2,009)	100%	n/a	n/a
Equity in (loss) income of unconsolidated entities	(144)	1,564	(1,708)	(109)%	—	(1,708)
Casualty-related gain	27	51	(24)	(47)%	n/a	n/a
Other interest income	148	297	(149)	(50)%	n/a	n/a
Gain (loss) on real estate equity securities	12,939	(21,620)	34,559	(160)%	n/a	n/a
Change in subordinated performance fee due upon termination to affiliate	(1,745)	814	(2,559)	(314)%	n/a	n/a
Gain on sale of real estate	31,385	—	31,385	100%	31,385	—
Gain on extinguishment of debt	1,365	—	1,365	100%	1,365	—
_____________________
(1) Represents the dollar amount increase (decrease) for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 related to real estate and real estate-related investments acquired or disposed on or after January 1, 2020.
(2) Represents the dollar amount increase (decrease) for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 with respect to real estate and real estate-related investments owned by us during the entirety of both periods presented.
Rental income increased from $67.8 million for the nine months ended September 30, 2020 to $94.8 million for the nine months ended September 30, 2021, primarily as a result of properties acquired subsequent to September 30, 2020 and partially offset by overall decrease in rental and occupancy rates for properties held throughout both periods. The occupancy of our office properties, held throughout both periods decreased from 79% as of September 30, 2020 to 76% as of September 30, 2021. Annualized base rent per square foot decreased from $23.07 as of September 30, 2020 to $22.83 as of September 30, 2021 related to properties (excluding apartments and single-family homes) held throughout both periods. We expect rental income to increase in future periods as a result of leasing additional space and to the extent we acquire additional properties, but to decrease to the extent we dispose of properties.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Other operating income increased from $2.7 million for the nine months ended September 30, 2020 to $3.1 million for the nine months ended September 30, 2021, primarily due to properties acquired subsequent to September 30, 2020. We expect other operating income to increase in future periods as a result of leasing additional space, increases in parking income as we stabilize properties and to the extent we acquire additional properties, but to decrease to the extent we dispose of properties.
Dividend income from real estate equity securities increased from $5.3 million for the nine months ended September 30, 2020 to $6.7 million for the nine months ended September 30, 2021, primarily as a result of the dispositions and acquisitions of real estate equity securities subsequent to September 30, 2020. We expect dividend income from real estate equity securities to vary in future periods as a result of the timing of dividends declared and investment activity.
Property operating costs increased from $22.3 million for the nine months ended September 30, 2020 to $31.4 million for the nine months ended September 30, 2021 and real estate taxes and insurance increased from $10.6 million for the nine months ended September 30, 2020 to $15.9 million for the nine months ended September 30, 2021, primarily as a result of properties acquired subsequent to September 30, 2020. We expect property operating costs and real estate taxes and insurance to increase in future periods to the extent we acquire additional properties, increasing occupancy of our real estate assets and general inflation, but to decrease to the extent we dispose of properties.
Asset management fees increased from $6.9 million for the nine months ended September 30, 2020 to $10.8 million for the nine months ended September 30, 2021, primarily as a result of properties acquired subsequent to September 30, 2020. We expect asset management fees to increase in future periods to the extent we acquire additional properties, but to decrease to the extent we dispose of properties.
General and administrative expenses increased from $6.3 million for the nine months ended September 30, 2020 to $7.1 million for the nine months ended September 30, 2021, primarily due to increased accounting and advisory expenses. We expect general and administrative expenses to fluctuate in future periods based on investment and disposition activity as well as costs incurred to evaluate strategic transactions.
We recognized a $0.6 million foreign currency transaction gain, net for the nine months ended September 30, 2021 and $12.3 million foreign currency transaction gain, net, for the nine months ended September 30, 2020, related to the debentures in Israel. These debentures are denominated in Israeli new Shekels and we expect to recognize foreign transaction gains and losses based on changes in foreign currency exchange rates, but expect our exposure to be limited to the extent that we have entered into foreign currency options and foreign currency collars. As of September 30, 2021, we had entered into one foreign currency collar to hedge against a change in the exchange rate of the Israeli new Shekel versus the U.S. Dollar. The foreign currency collar expire in November 2021 and has an aggregate Israeli new Shekels notional amount of 194.0 million. During the nine months ended September 30, 2021, we recognized a $0.6 million gain related to the foreign currency collar and a $44,000 foreign currency transaction loss. During the nine months ended September 30, 2020, we recognized a $14.3 million gain related to the foreign currency collars and a $2.0 million foreign currency transaction loss.
Depreciation and amortization increased from $27.4 million for the nine months ended September 30, 2020 to $46.0 million for the nine months ended September 30, 2021, primarily as a result of properties acquired in 2020 and capital expenditures. We expect depreciation and amortization to increase in future periods as a result of owning the property acquired during 2020 for an entire period and to the extent we acquire additional properties, but to decrease as a result of amortization of tenant origination costs related to lease expirations and disposition of properties.
Interest expense increased from $19.1 million for the nine months ended September 30, 2020 to $30.7 million for the nine months ended September 30, 2021, primarily as a result of the increased borrowings related to properties acquired subsequent to September 30, 2020, additional Series A Debentures issued on March 4, 2021 of 250.0 million Israeli new Shekels (approximately $74.2 million as of March 4, 2021) and partially offset by the March 31, 2020 and 2021 Series A Debentures principal installment payments of 194.0 million Israeli new Shekels (approximately $56.6 million as of March 1, 2020 and $58.9 million as of March 1, 2021). Excluded from interest expense was $1.6 million and $2.4 million of interest capitalized to our investments in undeveloped land and an unconsolidated entity during the nine months ended September 30, 2021 and 2020, respectively. Our interest expense in future periods will vary based on interest rate fluctuations, the amount of interest capitalized and our level of future borrowings, which will depend on the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives and will decrease to the extent we dispose of properties and paydown debt, including annual principal installment payments on the Series A and Series B Debentures.
During the nine months ended September 30, 2021, we recognized impairment charges of $6.6 million on 210 West 31st Street and $4.4 million on Lincoln Court. No impairment charges were recorded in 2020.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
During the nine months ended September 30, 2021, we recognized impairment charges on goodwill of $1.6 million on Lincoln Court and $1.2 million on 210 West 31st Street. No impairment charges on goodwill were recorded in 2020.
Equity in income of unconsolidated entities decreased from income of $1.6 million for the nine months ended September 30, 2020 to a $0.1 million loss for the nine months ended September 30, 2021, primarily as a result of bad debt expense for the 353 Sacramento joint venture for the nine months ended September 30, 2021.
Loss on real estate equity securities was $21.6 million for the nine months ended September 30, 2020, which was made up of a $22.3 million unrealized loss on real estate securities held at September 30, 2020 and a $0.7 million realized loss on real estate securities sold during the nine months ended September 30, 2020. Gain on real estate equity securities was $12.9 million for the nine months ended September 30, 2021, which was made up of a $9.9 million unrealized gain on real estate securities held at September 30, 2021 and a $3.0 million realized gain on real estate securities sold during the nine months ended September 30, 2021. We expect gains and losses on real estate equity securities to fluctuate in future periods as a result of changes in share prices of our investments in real estate equity securities.
During the nine months ended September 30, 2021, we sold approximately 193 developable acres of Park Highlands undeveloped land that resulted in a gain on sale of $31.1 million. There were no material dispositions during the nine months ended September 30, 2020.
During the nine months ended September 30, 2021, we recognized a gain on extinguishment of debt of $1.4 million and this is primarily due to the SBA approving our application for forgiveness of the Springmaid Beach Resort PPP note of $1.3 million.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculations of MFFO and Adjusted MFFO, for the three and nine months ended September 30, 2021 and 2020 (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss) attributable to common stockholders	$(24,516)	$(7,493)	$3,671	$(21,797)
Depreciation of real estate assets	8,569	6,233	26,689	17,601
Amortization of lease-related costs	5,326	3,237	19,279	9,816
Gain on sale of real estate (1)	(216)	—	(31,385)	—
Impairment charges on real estate	10,971	—	10,971	—
Impairment charges on goodwill	2,808	—	2,808	—
Loss (gain) on real estate equity securities	2,614	6,527	(12,939)	21,620
Gain on extinguishment of debt	(1,352)	—	(1,365)	—
Adjustments for noncontrolling interests - consolidated entities (2)	(400)	(141)	(1,238)	(286)
Adjustments for investments in unconsolidated entities (3)	(25)	2,158	747	4,618
FFO attributable to common stockholders	3,779	10,521	17,238	31,572
Straight-line rent and amortization of above- and below-market leases	(711)	(1,021)	(2,544)	(2,994)
Amortization of net premium/discount on bond and notes payable	461	64	1,906	14
Unrealized loss on interest rate caps	1	31	17	10
Mark-to-market foreign currency transaction loss (gain), net	2,271	445	(568)	(12,338)
Gain from remeasurement of prior equity interest	—	(2,009)	—	(2,009)
Adjustments for noncontrolling interests - consolidated entities (2)	(24)	(2)	(122)	9
Adjustments for investments in unconsolidated entities (3)	15	(892)	1,662	(3,044)
MFFO attributable to common stockholders	5,792	7,137	17,589	11,220
Other capitalized operating expenses (4)	(597)	(828)	(1,926)	(2,704)
Casualty-related gain	(27)	—	(27)	(51)
Change in subordinated performance fee due upon termination to affiliate	1,545	(1,121)	1,745	(814)
Adjusted MFFO attributable to common stockholders	$6,713	$5,188	$17,381	$7,651
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
There were no distributions declared for the nine months ended September 30, 2021. Our net income attributable to common stockholders for the nine months ended September 30, 2021 was $3.7 million and our cash flows provided by operations were $11.3 million. Our cumulative distributions paid and net income attributable to common stockholders from inception through September 30, 2021 were $195.4 million and $126.1 million, respectively. We have funded our cumulative distributions paid, which includes net cash distributions and distributions reinvested by stockholders, with proceeds from debt financing of $18.7 million, proceeds from the dispositions of property of $83.4 million and cash provided by operations of $93.3 million. To the extent that we pay distributions from sources other than our cash flow from operations or gains from asset sales, we will have fewer funds available for investment in real estate-related loans, opportunistic real estate, real estate-related debt securities and other real estate-related investments, the overall return to our stockholders may be reduced and subsequent investors may experience dilution.
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
Richardson Acquisition
On November 22, 2011, we, through an indirect wholly owned subsidiary, and JP-Richardson, LLC, an affiliate of JP Realty Partners, LTD., entered into an agreement to form a joint venture (the “Richardson Joint Venture”), and on November 23, 2011, the Richardson Joint Venture acquired a portfolio of office buildings and undeveloped land in Richardson, Texas (the “Richardson Portfolio”).
On October 18, 2021, we purchased the 10% minority interest in the Richardson Joint Venture, for $4.0 million from JP-Richardson, LLC. As of the date of purchase, the Richardson Portfolio consisted of four office buildings and 14 acres of undeveloped land. Subsequent to the purchase, we owned 100% of the Richardson Joint Venture.
Bond Offerings
Subsequent to September 30, 2021, we issued additional Series B Debentures in the amount of 536.4 million Israeli new Shekels par value through a public offering. The public offering Series B Debentures were issued at a 2.6% discount resulting in a total consideration of 522.4 million Israeli new Shekels ($166.8 million as of November 1, 2021). Additionally, we also issued 53.6 million Israeli new Shekels par value through a private offering. The private offering Series B Debentures were issued at a 3.1% discount resulting in a total consideration of 52.0 million Israeli new Shekels ($16.6 million as of November 1, 2021). The additional Series B Debentures have an equal level of security, pari passu, amongst themselves and between them and the initial Series B Debentures, which were initially issued, without any right of precedence or preference between any of them. The Series B Debentures were issued with the intent of using the proceeds and available cash on hand to payoff the outstanding Series A Debentures.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Notes Payable Refinancing
On October 7, 2021, the Company refinanced the Madison Square Mortgage Loan with a mortgage loan from an unaffiliated lender (the “Refinancing”) for borrowings up to $27.0 million. At closing, $17.5 million of the loan was funded and the remaining $9.5 million was available for future disbursements, subject to certain terms and conditions contained in the loan documents. The Refinancing is interest only with a fixed interest rate of 4.625% and has a maturity date of October 7, 2024. In connection with the execution of the Refinancing, Pacific Oak SOR Properties, LLC, a wholly owned subsidiary, is providing an unconditional guarantee and will be held liable, as a primary obligor for our obligations under the Refinancing.
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
As of September 30, 2021, we had entered into one foreign currency collar to hedge against a change in the exchange rate of the Israeli new Shekel versus the U.S. Dollar. The foreign currency collar expire in November 2021 and has Israeli new Shekels notional amounts of 194.0 million. The 194.0 million Israeli new Shekels foreign currency collar consists of a purchased call option to buy Israeli new Shekels at 3.16 and a sold put option to sell the Israeli new Shekels at 3.29. The foreign currency collar is intended to permit us to exchange, on the settlement date of the collar, 194.0 million Israeli new Shekels for an amount ranging from $59.0 million to $61.4 million.
As of September 30, 2021, we held 114.6 million Israeli new Shekels and 21.3 million Israeli new Shekels in cash and restricted cash, respectively. In addition, as of September 30, 2021, we had bonds outstanding and the related interest payable in the amounts of 892.1 million Israeli new Shekels and 3.9 million Israeli new Shekels, respectively. Foreign currency exchange rate risk is the possibility that our financial results could be better or worse than planned because of changes in foreign currency exchange rates. Based solely on the remeasurement for the nine months ended September 30, 2021, if foreign currency exchange rates were to increase or decrease by 10%, our net income would increase or decrease by approximately $21.4 million and $26.2 million, respectively, for the same period. The foreign currency transaction income or loss as a result of the change in foreign currency exchange rates does not take into account any gains or losses on our foreign currency collar as a result of such change, which would reduce our foreign currency exposure.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 3.     Quantitative and Qualitative Disclosures about Market Risk (continued)

We borrow funds at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of September 30, 2021, the fair value of our Pacific Oak SOR (BVI) Holdings, Ltd. Series A and Series B Debentures was $197.4 million and $76.9 million, respectively, and the outstanding principal balance was $197.9 million and $78.8 million, respectively. As of September 30, 2021, excluding the Pacific Oak SOR (BVI) Holdings, Ltd. Series A and Series B Debentures, the fair value of our fixed rate debt was $132.3 million and the outstanding principal balance of our fixed rate debt was $127.5 million. The fair value estimate of our Pacific Oak SOR (BVI) Holdings, Ltd. Series A and Series B Debentures were calculated using the quoted bond price as of September 30, 2021 on the Tel Aviv Stock Exchange of 100.12 and 98.25 Israeli new Shekels, respectively. The fair value estimate of our fixed rate debt was calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of September 30, 2021. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting changes in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on variable rate debt would change our future earnings and cash flows, but would not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. As of September 30, 2021, we had entered into four separate interest rate caps with an aggregate notional of $201.1 million which effectively limits our exposure to increases in one-month LIBOR above certain thresholds. Based on interest rates as of September 30, 2021, if interest rates were 100 basis points higher or lower during the 12 months ending September 30, 2022, interest expense on our variable rate debt would increase or decrease by $4.2 million and $0.3 million, respectively.
The weighted-average interest rates of our fixed rate debt and variable rate debt as of September 30, 2021 were 4.2% and 2.8%, respectively. The interest rate and weighted-average interest rate represent the actual interest rate in effect as of September 30, 2021 (consisting of the contractual interest rate and the effect of contractual floor rates, if applicable), using interest rate indices as of September 30, 2021 where applicable.
We are exposed to financial market risk with respect to our real estate equity securities. Financial market risk is the risk that we will incur economic losses due to adverse changes in our real estate equity security prices. Our exposure to changes in real estate equity security prices is a result of our investment in these types of securities. Market prices are subject to fluctuation and, therefore, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market prices of a real estate equity security may result from any number of factors, including perceived changes in the underlying fundamental characteristics of the issuer, the relative price of alternative investments, interest rates, default rates and general market conditions. In addition, amounts realized in the sale of a particular security may be affected by the relative quantity of the real estate equity security being sold. We do not currently engage in derivative or other hedging transactions to manage our real estate equity security price risk. As of September 30, 2021, we owned real estate equity securities with a book value of $96.4 million. Based solely on the prices of real estate equity securities as of September 30, 2021, if prices were to increase or decrease by 10%, our net income would increase or decrease by approximately $9.6 million.
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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
None.

Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 and Part II, Item 1A of our Quarterly Report on Form 10-Q for the six months ended June 30, 2021, each as filed with the SEC.

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
•On August 5, 2021 our board of directors approved Amendment 1 (the “Amendment”) to the Twelfth Amended and Restated Share Redemption Program (the “SRP”). The Amendment was effective as of August 20, 2021 and provides, that, pursuant to Section 4(b) of the SRP, an additional $30 million in funding was authorized for redemptions (excluding those submitted in connection with a stockholder’s death, qualifying disability or determination of incompetence). The Amendment also provided that the funding limitations set forth in Section 4(d) of the SRP shall not apply for the remainder of 2021. Finally, the Amendment provides that, for the avoidance of doubt, for purposes of Section 4(a) of the SRP, our stockholders who received their shares in connection with the POSOR II Merger shall be deemed to have held such shares in us for over a year. The Amendment will was effective for the September 2021 redemption date, which was September 30, 2021.
•On October 26, 2021, the board of directors approved the temporary suspension of processing redemptions under the share redemption program. The temporary suspension will be in effect for October and November 2021 redemptions and will resume at the end of December 2021. This will impact redemption requests made in connection with a stockholder’s death, disability or determination of incompetence, but has no impact on ordinary redemption requests, which are typically made only at quarter end.
During the nine months ended September 30, 2021, we fulfilled redemption requests eligible for redemption under our share redemption program and received in good order and funded redemptions under our share redemption program with the net proceeds from our dividend reinvestment plan and cash on hand. We redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed	Average Price Paid Per Share (1)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2021	24,076	$9.68	(2)
February 2021	3,138	$9.68	(2)
March 2021	60,929	$9.68	(2)
April 2021	16,532	$9.68	(2)
May 2021	19,645	$9.68	(2)
June 2021	23,994	$9.68	(2)
July 2021	37,086	$9.68	(2)
August 2021	12,691	$9.68	(2)
September 2021	3,007,822	$9.22	(2)
Total	3,205,913
_____________________

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
(2) We limit the dollar value of shares that may be redeemed under the program as described above. During the nine months ended September 30, 2021, we redeemed $29.6 million of common stock under the program, which represented all redemption requests received in good order and eligible for redemption through the September 2021 redemption date, except for the $128.0 million of shares in connection with redemption requests not made upon a stockholder’s death, “qualifying disability” or “determination of incompetence,” which redemption requests will be fulfilled subject to the limitations described above. Based on the Twelfth SRP, we have $3.2 million available for redemptions in the remainder of 2021.

Item 3. Defaults upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
On November 11, 2021, we renewed the advisory agreement with the Advisor. The renewed advisory agreement is effective through November 1, 2022. The terms of the renewed advisory agreement are consistent with those of the advisory agreement that was previously in effect.

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

4.2	Fifth Amended and Restated Dividend Reinvestment Plan, incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed May 14, 2015

10.1	Amendment No. 1 to Restricted Stock Agreement, dated as of September 1, 2021

10.2	Advisory Agreement, by and between the Company and Pacific Oak Capital Advisors, LLC, dated November 1, 2021

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Twelfth Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.5 to the Company's Current Report on Form 8-K filed December 4, 2020

99.2	Amendment No. 1 to the Twelfth Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed August 6, 2021

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.

Date:	November 12, 2021	By:	/S/ KEITH D. HALL
Keith D. Hall
Chief Executive Officer and Director
(principal executive officer)

Date:	November 12, 2021	By:	/S/ MICHAEL A. BENDER
Michael A. Bender
Chief Financial Officer
(principal financial officer)