Form 10-K
period 2021-12-31
Pacific Oak Strategic Opportunity REIT, Inc.
filed 2022-03-28
CIK 1452936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________________________
FORM 10-K
__________________________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
There is no established market for the Registrant’s shares of common stock. On December 2, 2021, the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $10.68 based on the estimated value of the Registrant’s assets less the estimated value of the Registrant’s liabilities divided by the number of shares outstanding, as of September 30, 2021. Subsequently, on December 28, 2021, the Registrant’s board of directors declared a special dividend of $1.17 per share of the Registrant’s common stock to the stockholders of record as of the close of business on December 30, 2021 and the results of a self-tender. On January 26, 2022, the board of directors approved an updated estimated value per share of $9.51, based on the previous estimated value per share of $10.68, less the special dividend of $1.17. For a full description of the methodologies used to value the Registrant’s assets and liabilities in connection with the calculation the estimated value per share as of December 2, 2021, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.” There were approximately 97,094,484 shares of common stock held by non-affiliates as of June 30, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter.
As of March 23, 2022, there were 104,518,999 outstanding shares of common stock of the Registrant.
Documents Incorporated by Reference:
Registrant incorporates by reference in Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K portions of its Definitive Proxy Statement for its 2022 Annual Meeting of Stockholders.

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
•Because our advisor, Pacific Oak Capital Advisors, LLC, was recently formed, it could face challenges with employee hiring and retention, information technology, vendor relationships, and funding; if Pacific Oak Capital Advisors faces challenges in performing its obligations to us, it could negatively impact our ability to achieve our investment objectives.
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

SUMMARY RISK FACTORS
An investment in shares of our common stock involves significant risks, See “Risk Factors” beginning on page 8. These risks include, among others:
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
•Disruptions in the financial markets and uncertain economic conditions could adversely affect our ability to implement our business strategy, including market rental rates, commercial real estate values, and our ability to secure debt financing and service debt obligations, and generate returns to stockholders. In addition, our real estate investments may be affected by unfavorable real estate market and general economic conditions, which could decrease the value of those assets and reduce the investment return to our stockholders.
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
•We have no employees and are dependent on our advisor to conduct our operations, to identify investments, to manage our investments and for the disposition of our properties. Because our advisor, Pacific Oak Capital Advisors, was recently formed, it could face challenges with employee hiring and retention, information technology, vendor relationships, and funding; if our advisor, Pacific Oak Capital Advisors, LLC, faces challenges in performing its obligations to us, it could negatively impact our ability to achieve our investment objectives.
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

PART I
ITEM 1.    BUSINESS
Overview
Pacific Oak Strategic Opportunity REIT, Inc. was formed on October 8, 2008 as a Maryland corporation, elected to be taxed as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2010 and intends to operate in such manner. As used herein, the terms “we,” “our” and “us” refer to Pacific Oak Strategic Opportunity REIT, Inc. and as required by context, Pacific Oak Strategic Opportunity Limited Partnership, a Delaware limited partnership formed on December 10, 2008 (the “Operating Partnership”), and its subsidiaries. Pacific Oak Capital Advisors, LLC (“Pacific Oak Capital Advisors”) is our advisor and as our advisor, Pacific Oak Capital Advisors manages our day-to-day operations and our portfolio of investments. Pacific Oak Capital Advisors also has the authority to make all of the decisions regarding our investments, subject to the limitations in our charter and the direction and oversight of our board of directors. Pacific Oak Capital Advisors also provides asset-management, marketing, investor-relations and other administrative services on our behalf. We have sought to invest in and manage a diverse portfolio of real estate related loans, opportunistic real estate, real estate-related debt securities, real estate equity securities and other real estate-related investments. We conduct our business primarily through our Operating Partnership, of which we are the sole general partner.
On January 8, 2009, we filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a minimum of 250,000 shares and a maximum of 140,000,000 shares of common stock for sale to the public, of which 100,000,000 shares were registered in our primary offering and 40,000,000 shares were registered under our dividend reinvestment plan. We ceased offering shares of common stock in our primary offering on November 14, 2012. We sold 56,584,976 shares of common stock in the primary offering for gross offering proceeds of $561.7 million. We continue to offer shares of common stock under the dividend reinvestment plan. On October 5, 2020, Pacific Oak Strategic Opportunity REIT II ("POSOR II") merged with an indirect subsidiary of ours (the “Merger”). At the effective time of the Merger, each issued and outstanding share of POSOR II’s common stock converted into 0.9643 shares of our common stock or 28,973,906 shares. As of December 31, 2021, we had sold 6,851,969 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $76.5 million. Also as of December 31, 2021, we had redeemed 27,370,609 of the shares sold in our offering for $318.6 million. As of December 31, 2021, we had issued 25,976,746 shares of common stock in connection with special dividends. Additionally, on December 29, 2011 and October 23, 2012, we issued 220,994 shares and 55,249 shares of common stock, respectively, for $2.0 million and $0.5 million, respectively, in private transactions exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.
On March 2, 2016, Pacific Oak Strategic Opportunity (BVI) Holdings, Ltd. (“Pacific Oak Strategic Opportunity BVI”), our wholly owned subsidiary, filed a final prospectus with the Israel Securities Authority for a proposed offering of up to 1,000,000,000 Israeli new Shekels of Series A debentures (the “Series A Debentures”) at an annual interest rate not to exceed 4.25%. On March 1, 2016, Pacific Oak Strategic Opportunity BVI commenced the institutional tender of the Series A Debentures and accepted application for 842.5 million Israeli new Shekels. On March 7, 2016, Pacific Oak Strategic Opportunity BVI commenced the public tender of the Series A Debentures and accepted 127.7 million Israeli new Shekels. In the aggregate, Pacific Oak Strategic Opportunity BVI accepted 970.2 million Israeli new Shekels (approximately $249.2 million as of March 8, 2016) in both the institutional and public tenders at an annual interest rate of 4.25%. Pacific Oak Strategic Opportunity BVI issued the Series A Debentures on March 8, 2016. The terms of the Series A Debentures required five equal principal installment payments annually on March 1st of each year from 2019 to 2023. During the year ended December 31, 2021, Pacific Oak Strategic Opportunity BVI completed the early pay off of all Series A Debentures.
On February 16, 2020, Pacific Oak Strategic Opportunity BVI issued 254.1 million Israeli new Shekels (approximately $74.1 million as of February 16, 2020) of Series B debentures (the “Series B Debentures”) to Israeli investors pursuant to a public offering registered with the Israel Securities Authority. The Series B Debentures bear interest at the rate of 3.93% per year. The Series B Debentures have principal installment payments equal to 33.33% of the face amount of the Series B Debentures on January 31st of each year from 2024 to 2026. On November 1, 2021, Pacific Oak Strategic Opportunity BVI issued additional Series B Debentures in the amount of 536.4 million Israeli new Shekels par value through a public offering. The public offering Series B Debentures were issued at a 2.6% discount resulting in a total consideration of 522.4 million Israeli new Shekels ($166.8 million as of November 1, 2021). Additionally, on November 8, 2021, Pacific Oak Strategic Opportunity BVI also issued Series B Debentures in the amount of 53.6 million Israeli new Shekels par value through a private offering. The private offering Series B Debentures were issued at a 3.1% discount resulting in a total consideration of 52.0 million Israeli new Shekels ($16.7 million as of November 8, 2021). The additional Series B Debentures have an equal level of security, pari passu, amongst themselves and between them and the initial Series B Debentures, which were initially issued, without any right of precedence or preference between any of them.

As of December 31, 2021, we consolidated eight office properties, one office portfolio consisting of four office buildings and 14 acres of undeveloped land, two apartment properties, two hotel properties, one residential home portfolio consisting of 1,814 single-family homes, three investments in undeveloped land with approximately 800 developable acres. Additionally, we owned four investments in unconsolidated joint ventures and three investments in real estate equity securities and had entered into a consolidated joint venture to develop one office/retail property.
Objectives and Strategies
Our primary investment objectives are:
•to provide our stockholders with attractive and stable returns; and
•to preserve and return our stockholders’ capital contributions.
We have sought to achieve these objectives by investing in and managing a portfolio of real estate-related loans, opportunistic real estate, real estate-related debt securities, real estate equity securities and other real estate-related investments. We acquired our investments through a combination of equity raised in our initial public offering, debt financing and proceeds from the Series A Debenture and Series B Debenture offerings. We plan to lease-up and stabilize existing assets. We plan to explore value-add opportunities for existing assets and seek to realize growth in the value of our investments by timing asset sales to maximize their value. We also intend to actively pursue additional lending and investment opportunities that we believe will provide an attractive risk-adjusted return to our stockholders.
Real Estate Investments
As of December 31, 2021, we consolidated eight office properties, one office portfolio consisting of four office buildings and 14 acres of undeveloped land encompassing, in the aggregate, approximately 3.3 million rentable square feet. As of December 31, 2021, these properties were 72% occupied. In addition, we owned one residential home portfolio consisting of 1,814 single-family homes and encompassing approximately 2.5 million rental square feet and two apartment properties containing 609 units and encompassing approximately 0.5 million rentable square feet, which were 93% and 95% occupied, respectively as of December 31, 2021. We also owned two hotel properties with an aggregate of 649 rooms, three investments in undeveloped land with approximately 800 developable acres, four investments in unconsolidated joint ventures and had entered into a consolidated joint venture to develop one office/retail property.
We have attempted to diversify our tenant base in order to limit exposure to any one tenant or industry. As of December 31, 2021, we had no tenants that represented more than 10% of our total annualized base rent and our top ten tenants represented approximately 5% of our total annualized base rent. As of December 31, 2021, there were no properties classified as held for sale. For more information about our real estate investments, see Part I, Item 2 of this Annual Report on Form 10-K.
Real Estate-Related Investments
As of December 31, 2021, we owned three investments in real estate equity securities with a total book value of $112.1 million.
Financing Objectives
We have financed the majority of our real estate and real estate-related investments with a combination of the proceeds we received from our initial public offering and debt. We used debt financing to increase the amount available for investment and to potentially increase overall investment yields to us and our stockholders. As of December 31, 2021, the weighted-average interest rate on our debt was 3.2%.
We borrow funds at both fixed and variable rates; as of December 31, 2021, we had $411.3 million and $604.2 million of fixed and variable rate debt outstanding, respectively. The weighted-average interest rates of our fixed rate debt and variable rate debt as of December 31, 2021 was 4.1% and 2.7%, respectively. The weighted-average interest rate represents the actual interest rate in effect as of December 31, 2021, using interest rate indices as of December 31, 2021, where applicable. As of December 31, 2021, we had entered into two separate interest rate caps with an aggregate notional of $127.2 million which effectively limits our exposure to increases in one-month LIBOR above certain thresholds.

On February 16, 2020, Pacific Oak Strategic Opportunity BVI issued 254.1 million Israeli new Shekels (approximately $74.1 million as of February 16, 2020) of Series B Debentures to Israeli investors pursuant to a public offering registered with the Israel Securities Authority. The Series B Debentures will bear interest at the rate of 3.93% per year. The Series B Debentures have principal installment payments equal to 33.33% of the face amount of the Series B Debentures on January 31st of each year from 2024 to 2026. On November 1, 2021, Pacific Oak Strategic Opportunity BVI issued additional Series B Debentures in the amount of 536.4 million Israeli new Shekels par value through a public offering. The public offering Series B Debentures were issued at a 2.6% discount resulting in a total consideration of 522.4 million Israeli new Shekels ($166.8 million as of November 1, 2021). Additionally, on November 8, 2021, Pacific Oak Strategic Opportunity BVI also issued Series B Debentures in the amount of 53.6 million Israeli new Shekels par value through a private offering. The private offering Series B Debentures were issued at a 3.1% discount resulting in a total consideration of 52.0 million Israeli new Shekels ($16.7 million as of November 8, 2021). The additional Series B Debentures have an equal level of security, pari passu, amongst themselves and between them and the initial Series B Debentures, which were initially issued, without any right of precedence or preference between any of them.
We have tried to spread the maturity dates of our debt to minimize maturity and refinance risk in our portfolio. In addition, a majority of our debt allows us to extend the maturity dates, subject to certain conditions. Although we believe we will satisfy the conditions to extend the maturity of our debt obligations, we can give no assurance in this regard. The following table shows the current and fully extended maturities, including principal amortization payments, of our debt as of December 31, 2021 (in thousands):

	Current Maturity	Extended Maturity
2022	$511,964	$195,737
2023	92,224	170,438
2024	108,159	328,672
2025	141,963	141,963
2026	161,181	161,181
Thereafter	—	17,500
	$1,015,491	$1,015,491
There is no limitation on the amount we may borrow for any single investment. Our charter limits our total liabilities to 75% of the cost of our tangible assets; however, we may exceed that limit if a majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our common stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of December 31, 2021, our borrowings and other liabilities were approximately 72% of the cost (before depreciation and other noncash reserves) and book value (before depreciation) of our tangible assets, respectively.
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
Disposition Policies
The period that we will hold our investments will vary depending on the type of asset, interest rates and other factors. Our advisor has developed a well-defined exit strategy for each investment we have made and will continually perform a hold-sell analysis on each asset in order to determine the optimal time to hold the asset and generate a strong return for our stockholders. Economic and market conditions may influence us to hold our investments for different periods of time. We may sell an asset before the end of the expected holding period if we believe that market conditions have maximized its value to us or the sale of the asset would otherwise be in the best interests of our stockholders. During the year ended December 31, 2021, we sold one office property and approximately 193 acres of developable land. There were no properties classified as held for sale as of December 31, 2021. The disposition strategy is consistent with our objectives of acquiring opportunistic investments, improving the investments and timing asset sales to realize the growth in the value that was created during our hold period.

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
Segments
We operate in three reportable business segments: opportunistic real estate and real estate-related investments, single-family homes, and hotels, which is how our management manages the business. In general, we intend to hold our investments in opportunistic real estate and other real estate-related assets for capital appreciation. Traditional performance metrics of opportunistic real estate and other real estate-related assets may not be meaningful as these investments are generally non-stabilized and do not provide a consistent stream of interest income or rental revenue. These investments exhibit similar long-term financial performance and have similar economic characteristics. These investments typically involve a higher degree of risk and do not provide a constant stream of ongoing cash flows. As a result, our management views opportunistic real estate and other real estate-related assets as similar investments and aggregated into one reportable business segment. We own single-family homes in 18 markets and are all aggregated into one reportable business segment due to the homes being stabilized, having high occupancy rates and have similar economic characteristics. Additionally, we own two hotels and are aggregated into one reportable business segment due to the nature of the hotel business with short-term stays.

Employees
We have no paid employees. The employees of our advisor or its affiliates provide management, acquisition, disposition, advisory and certain administrative services for us.
Principal Executive Office
Our principal executive offices are located at 11766 Wilshire Blvd., Suite 1670, Los Angeles, California 90025. Our telephone number and web address are (424) 208-8100 and http://www.sorinvinfo.com/.
Available Information
Access to copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other filings with the SEC, including amendments to such filings, may be obtained free of charge from the following website, https://pacificoakcapitalmarkets.com/offering/reit, through a link to the SEC’s website, http://www.sec.gov. These filings are available promptly after we file them with, or furnish them to, the SEC.

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
Our investments are primarily categorized into three segments: strategic opportunistic real estate and related investments, single-family homes and hotels. As a result, we will be subject to risks inherent in investments in limited types of properties. If our investments are substantially in limited property classes, then the potential effects on our revenues, and as a result, on cash available for distribution to our stockholders, resulting from a downturn in the businesses conducted in those types of properties could be more pronounced than if we had more fully diversified our investments. As of December 31, 2021 our investments in office properties, including our office unconsolidated joint ventures, our single-family homes, including our investment in an unconsolidated entity, our apartments and hotels represented 46.9%, 12.2%, 9.4% and 8.4% of our total assets, respectively.

Because of the concentration of a significant portion of our assets in two geographic areas, any adverse economic, real estate or business conditions in these areas could affect our operating results and our ability to make distributions to our stockholders.
As of December 31, 2021, our real estate held for investment in California and Georgia represented 22.4% and 10.4% of our total assets, respectively. As a result, the geographic concentration of our portfolio makes it particularly susceptible to adverse economic developments in the California and Georgia real estate markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect our operating results and our ability to make distributions to stockholders.
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
Our distribution policy is not to pay distributions from sources other than cash flow from operations, investment activities and strategic financings. However, our organizational documents do not restrict us from paying distributions from any source and do not restrict the amount of distributions we may pay from any source, including proceeds from the issuance of securities, borrowings, advances from our advisor or sponsors or from our advisor’s deferral of its fees under the advisory agreement. Distributions paid from sources other than current or accumulated earnings and profits may constitute a return of capital. From time to time, we may generate taxable income greater than our taxable income for financial reporting purposes, or our taxable income may be greater than our cash flow available for distribution to stockholders. In these situations, we may make distributions in excess of our cash flow from operations, investment activities and strategic financings to satisfy the REIT distribution requirement described above. In such an event, we would look first to other third-party borrowings to fund these distributions. If we fund distributions from financings, the proceeds from issuances of securities or sources other than our cash flow from operations, we will have less funds available for investment in real estate-related loans, opportunistic real estate, real estate-related debt securities, real estate equity securities and other real estate-related investments and the overall return to our stockholders may be reduced.

In addition, to the extent distributions exceed cash flow from operations and gains realized from the dispositions of properties, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain. There is no limit on the amount of distributions we may fund from sources other than from cash flows from operations or gains realized from the dispositions of properties. For the year ended December 31, 2018, we paid aggregate distributions of $72.4 million (of which $1.4 million was reinvested through our dividend reinvestment plan). Our cash flow from operations and net income attributable to stockholders for the year ended December 31, 2018 were $2.1 million and $33.5 million, respectively. For the year ended December 31, 2018, we funded 96% of total distributions paid, which includes cash distributions and dividends reinvested by stockholders, with gains realized from the dispositions of properties and 4% of total distributions paid with cash provided by operations. For the year ended December 31, 2019, we paid aggregate distributions of $1.7 million (of which $0.8 million was reinvested through our dividend reinvestment plan). Our cash flow used in operations and net loss attributable to stockholders for the year ended December 31, 2019 were $4.2 million and $17.3 million, respectively. For the year ended December 31, 2019, we funded 100% of total distributions paid, which includes cash distributions and dividends reinvested by stockholders, with cash from gains realized from the dispositions of properties. For the year ended December 31, 2020, we paid aggregate distributions of $0.6 million (of which $0.3 million was reinvested through our dividend reinvestment plan). Our cash flow used in operations and net loss attributable to stockholders for the year ended December 31, 2020 were $1.8 million and $49.6 million, respectively. For the year ended December 31, 2020, we funded 100% of total distributions paid, which includes cash distributions and dividends reinvested by stockholders, with prior period cash flow from operating activities in excess of distributions paid and cash from gains realized from the disposition of properties. There were no distributions paid during the year ended December 31, 2021. Our cash flow provided by operations and net loss attributable to stockholders for the year ended December 31, 2021 were $16.0 million and $11.0 million, respectively. From inception through December 31, 2021, we funded 10% of total distributions paid, which includes cash distributions and dividends reinvested by stockholders, with proceeds from debt financing, funded 43% of total distributions paid with the gains realized from the dispositions of properties and funded 47% of total distributions paid with cash provided by operations. Our cumulative distributions paid and net loss attributable to common stockholders from inception through December 31, 2021 was $347.7 million.
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
The novel coronavirus, or COVID-19, has caused severe disruptions in the U.S. and global economy. This impact could be adverse to the extent the current COVID-19 outbreak, or future pandemics, cause tenants to be unable to pay their rent or reduce the demand for commercial real estate, or cause other impacts described below. The outbreak of COVID-19 in many countries, including the United States, has contributed to significant volatility and negative pressure in financial markets.
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
Because our property investments are located in the United States, COVID-19 has impacted our properties and operating results within the United States, including local economic conditions, including the impact of unemployment, increased labor market challenges, rising inflation and interest rates, volatility in the public equity and debt markets, and increases to the costs of operation. Customers and potential customers of the properties we own, operate in industries that are being negatively affected by the disruption to business. Tenants or operators have been, and may in the future be, required to suspend operations at our properties for what could be an extended period of time. Certain of our office properties have been negatively impacted by similar impacts on our tenants’ businesses. This could lead to increased customer delinquencies and/or defaults under leases, a lower demand for rentable space leading to increased concessions or lower occupancy, and/or tenant improvement expenditures, or reduced rental rates to maintain occupancies. Our operations could be negatively affected if the economic downturn is prolonged, which could also affect our operating results, ability to pay distributions, ability to repay or refinance debt, and the value of shares.
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
Our share redemption program includes numerous restrictions that limit our stockholders’ ability to sell their shares. Our stockholders must hold their shares for at least one year in order to participate in the share redemption program, except for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence.” We limit the number of shares redeemed pursuant to the share redemption program as follows: (i) during any calendar year, we may redeem no more than 5% of the weighted-average number of shares outstanding during the prior calendar year and (ii) during 2022, we may redeem no more than $0.7 million of shares in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence”. In addition to the capacity from the sentence above, during the year ended December 31, 2021, we made available $4.0 million for redemptions in connection with a stockholder's death, “qualifying disability”, or “determination of incompetence” and $30.0 million for ordinary redemptions and are carry forward until depleted. We may increase or decrease this limit upon ten business days’ notice to stockholders. Further, we have no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. These limits may prevent us from accommodating all redemption requests made in any year. Our board is free to amend, suspend or terminate the share redemption program upon 10 business days’ notice.
The price at which we will redeem shares under the program is 95% of our most recent estimated value per share.
The most recent estimated value per share of our common stock is $10.68. For a full description of the methodologies and assumptions used to value our assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.” The value of our shares will fluctuate over time in response to developments related to individual assets in our portfolio and the management of those assets and in response to the real estate and finance markets. As such, the estimated value per share does not take into account developments in our portfolio since December 2, 2021. We currently expect to utilize our advisor and/or an independent valuation firm to update our estimated value per share no later than December 2022. Upon updating our estimated value per share, the redemption price per share will also change. Because of the restrictions of our share redemption program, our stockholders may not be able to sell their shares under the program, and if stockholders are able to sell their shares, depending upon the then current redemption price, they may not recover the amount of their investment in us.
The estimated value per share of our common stock may not reflect the value that stockholders will receive for their investment.
On December 2, 2021, our board of directors approved an estimated value per share of our common stock of $10.68 based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding as of September 30, 2021. There have been no material changes between September 30, 2021 and December 2, 2021 to the net values of our assets and liabilities that materially impacted the overall estimated value per share. Subsequently, on December 28, 2021, the Company’s board of directors declared a special dividend of $1.17 per share of the Company’s common stock to the stockholders of record as of the close of business on December 30, 2021. On January 26, 2022, the board of directors approved an updated estimated value per share of $9.51, based on the previous estimated value per share of $10.68, less the special dividend of $1.17. We are providing this estimated value per share to assist broker-dealers that participated in our initial public offering in meeting their customer account statement reporting obligations under National Association of Securities Dealers Conduct Rule 2340 as required by the Financial Industry Regulatory Authority (“FINRA”). This valuation was performed in accordance with the provisions of and also to comply with Practice Guideline 2013–01, Valuations of Publicly Registered Non-Listed REITs, issued by the Investment Program Association (“IPA”) in April 2013, as adjusted by the special dividend. The estimated value per share was based upon the recommendation and valuation prepared by our advisor.
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
For a full description of the methodologies and assumptions used to value our assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Market Information.” We currently expect to utilize our advisor and/or an independent valuation firm to update the estimated value per share in December 2022.
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
We have invested in and will continue to invest in a diverse portfolio of opportunistic real estate, real estate-related loans, real estate-related debt securities, real estate equity securities and other real estate-related investments. Each of these investments will be subject to the risks typically associated with real estate. Our potential investments in residential and commercial mortgage-backed securities, collateralized debt obligations and other real estate-related investments may be similarly affected by real estate property values. The value of real estate may be adversely affected by a number of risks, including:
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
As of December 31, 2021, we have $604.2 million variable rate debt outstanding for which we pay interest based on the London Interbank Offered Rate (“LIBOR”). LIBOR and certain other interest “benchmarks” may be subject to regulatory guidance and/or reform that could cause interest rates under our current or future debt agreements to perform differently than in the past or cause other unanticipated consequences. The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, has announced that it intends to stop encouraging or requiring banks to submit rates for the calculation of LIBOR rates after 2021, and it is unclear whether new methods of calculating LIBOR will be established, such that LIBOR may continue to exist after 2021. While there is no consensus on what rate or rates may become accepted alternatives to LIBOR, the Alternative Reference Rates Committee, a steering committee comprised of U.S. financial market participants, selected the Secured Overnight Finance Rate (“SOFR”) as an alternative to LIBOR. SOFR is a broad measure of the cost of borrowing cash in the overnight U.S. treasury repo market, and the Federal Reserve Bank of New York started to publish the SOFR in May 2018. At this time, it is impossible to predict whether the SOFR or another reference rate will become an accepted alternative to LIBOR. The discontinuation, reform or replacement of LIBOR or any other benchmark rates may have an unpredictable impact on contractual mechanics in the credit markets or cause disruption to the broader financial markets, and could have an adverse effect on LIBOR-based interest rates on our current or future debt obligations.
We have broad authority to incur debt and high debt levels could hinder our ability to make distributions and decrease the value of our stockholders’ investment.
Our charter limits our total liabilities to 75% of the cost (before deducting depreciation or other noncash reserves) of our tangible assets; however, we may exceed that limit if the majority of the conflicts committee of our board of directors approves each borrowing in excess of our charter limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of December 31, 2021, our borrowings and other liabilities were both approximately 72% of the cost (before depreciation and other noncash reserves) and book value (before depreciation) of our tangible assets, respectively. High debt levels would cause us to incur higher interest charges and higher debt service payments and may also be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of our stockholders’ investment.
The change in the value of Israeli currency may materially and adversely affect our results of operations and financial condition.
On February 16, 2020, Pacific Oak Strategic Opportunity BVI issued 254.1 million Israeli new Shekels (approximately $74.1 million as of February 16, 2020) of Series B debentures to Israeli investors pursuant to a public offering, which bonds are denominated in Israeli new Shekels. On November 1, 2021, Pacific Oak Strategic Opportunity BVI issued additional Series B Debentures in the amount of 536.4 million Israeli new Shekels par value through a public offering. The public offering Series B Debentures were issued at a 2.6% discount resulting in a total consideration of 522.4 million Israeli new Shekels ($166.8 million as of November 1, 2021). Additionally, on November 8, 2021, Pacific Oak Strategic Opportunity BVI also issued Series B Debentures in the amount of 53.6 million Israeli new Shekels par value through a private offering. The private offering Series B Debentures were issued at a 3.1% discount resulting in a total consideration of 52.0 million Israeli new Shekels ($16.7 million as of November 8, 2021). As a result, we are subject to foreign currency risk due to potential fluctuations in exchange rates between Israeli new Shekels and U.S. Dollars. More specifically, a significant change in the value of the Israeli new Shekels may have an adverse effect on our results of operations and financial condition. We have attempted to mitigate this foreign currency risk by using derivative contracts. However, there can be no assurance that those attempts to mitigate foreign currency risk will ultimately be successful.

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
Our qualification as a REIT will depend upon our ability to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets and other tests imposed by the Internal Revenue Code. If we fail to qualify as a REIT for any taxable year after electing REIT status, we will be subject to federal income tax on our taxable income at corporate rates (currently, 21% rate). In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year in which we lost our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends-paid deduction and we would no longer be required to pay distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.
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
In general, the maximum tax rate for dividends payable to domestic stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, are generally not eligible for this reduced rate; provided under current law, individuals may be able to deduct 20% of income received as ordinary REIT dividends until 2026, thus reducing the maximum effective U.S. federal income tax rate on such dividend to 29.6%. In addition, Treasury Regulations impose a minimum holding period for the 20% deduction that was not set forth in the Internal Revenue Code. Under the Treasury Regulations, in order for a REIT dividend with respect to a share of REIT stock to be treated as a qualified REIT dividend, the U.S. stockholder (i) must have held the share for more than 45 days during the 91-day period beginning on the date which is 45 days before the date on which such share becomes ex-dividend with respect to such dividend and (ii) cannot have been under an obligation to make related payments with respect to positions in substantially similar or related property, e.g., pursuant to a short sale. While this tax treatment does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts or estates to perceive investments in REITs to be relatively less attractive than investments in stock of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.
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
In recent years, numerous legislative, judicial and administrative changes have been made to the U.S. federal income tax laws applicable to investments in real estate and REITs, including the passage of the Tax Cuts and Jobs Act of 2017. Federal legislation intended to ameliorate the economic impact of the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), has been enacted that makes technical corrections to, or modifies on a temporary basis, certain of the provisions of the Tax Cut and Jobs Act of 2017, and it is possible that additional such legislation may be enacted in the future. The full impact of the Tax Cut and Jobs Act of 2017 and the CARES Act may not become evident for some period of time. At any time, the U.S. federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be amended. We cannot predict when or if any new U.S. federal income tax law, regulation or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation or interpretation may take effect retroactively. We and our stockholders could be adversely affected by any such change in, or any new, U.S. federal income tax law, regulation or administrative interpretation. You are urged to consult with your tax advisor regarding the effect of potential future changes to the federal tax laws on an investment in our shares of common stock.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
We have no unresolved staff comments.

ITEM 2.    PROPERTIES
As of December 31, 2021, we owned eight office properties, one office portfolio consisting of four office buildings and 14 acres of undeveloped land, in the aggregate, approximately 3.3 million rentable square feet. As of December 31, 2021, these properties were 72% occupied. In addition, we owned one residential home portfolio consisting of 1,814 single-family homes and encompassing approximately 2.5 million rental square feet and two apartment properties containing 609 units and encompassing approximately 0.5 million rentable square feet, which were 93% and 95% occupied, respectively as of December 31, 2021. We also owned two hotel properties with an aggregate of 649 rooms and three investments in undeveloped land with approximately 800 developable acres and had entered into a consolidated joint venture to develop one office/retail property. The following table provides summary information regarding our properties as of December 31, 2021:

Property Location of Property	Date Acquired or Foreclosed on	Property Type	Rentable Square Feet	Total Real Estate at Cost (1) (in thousands)	Occupancy	Ownership %
Richardson Portfolio Richardson, TX	11/23/2011	Office/ Undeveloped Land	569,980	$50,169	71.0%	100.0%
Park Highlands North Las Vegas, NV	12/30/2011	Undeveloped Land	—	31,647	N/A	100.0%
Park Centre Austin, TX	03/28/2013	Office	205,095	38,142	74.9%	100.0%
1180 Raymond (2) Newark, NJ	08/20/2013	Apartment	262,536	47,826	95.0%	100.0%
Park Highlands II North Las Vegas, NV	12/10/2013	Undeveloped Land	—	22,633	N/A	100.0%
Richardson Land II Richardson, TX	09/04/2014	Undeveloped Land	—	3,418	N/A	100.0%
Crown Pointe Dunwoody, GA	02/14/2017	Office	509,792	96,773	69.7%	100.0%
The Marq Minneapolis, MN	03/01/2018	Office	522,656	96,130	79.7%	100.0%
Eight & Nine Corporate Centre Franklin, TN	06/08/2018	Office	313,749	80,783	81.8%	100.0%
Georgia 400 Center Alpharetta, GA	05/23/2019	Office	420,518	94,042	77.3%	100.0%
Single-Family Homes Portfolio (3) Multiple Locations	Multiple	Home	2,516,869	194,720	92.8%	96.1%
Springmaid Beach Resort Myrtle Beach, SC	10/05/2020	Hotel	—	93,097	N/A	90.0%
Q&C Hotel New Orleans, LA	10/05/2020	Hotel	—	44,288	N/A	90.0%
Lincoln Court Campbell, CA	10/05/2020	Office	123,529	52,294	84.1%	100.0%
Lofts at NoHo Commons (4) North Hollywood, CA	10/05/2020	Apartment	224,755	116,861	94.9%	90.0%
210 West 31st Street New York, NY	10/05/2020	Office/Retail	—	44,900	N/A	80.0%
Oakland City Center Oakland, CA	10/05/2020	Office	368,043	203,348	73.8%	100.0%
Madison Square Phoenix, AZ	10/05/2020	Office	313,991	34,169	42.9%	90.0%
			6,351,513	$1,345,240
_____________________
(1) Total real estate at cost represents the total cost of real estate net of write-offs of fully depreciated/amortized assets.
(2) This apartment property has 317 units and has an average rentable square foot of 824 per unit.
(3) This portfolio contains 1,814 single-family homes and has an average rentable square foot of 1,386 per home.
(4) This apartment property has 292 units and has an average rentable square foot of 700 per unit.

The following table provides summary information regarding our real estate investments as of December 31, 2021 (in thousands):

Property Type	Land	Building and Improvements	Tenant Origination and Absorption	Total Real Estate, at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net
Office	$119,132	$583,501	$39,528	$742,161	$(98,276)	$643,885
Apartments	30,962	132,068	1,657	164,687	(15,232)	149,455
Hotels	33,152	104,233	—	137,385	(3,934)	133,451
Office/Retail	—	44,900	—	44,900	—	44,900
Undeveloped Land	60,832	—	—	60,832	—	60,832
Single-Family Homes	32,868	160,217	2,190	195,275	(12,999)	182,276
	$276,946	$1,024,919	$43,375	$1,345,240	$(130,441)	$1,214,799

As of December 31, 2021, there were no tenants occupying 10% or more of our total rentable square footage. As of December 31, 2021, our real estate portfolio’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Professional, Scientific, and Technical Services	43	$7,736	11.9%
Public Administration	12	6,959	10.7%
Health Care and Social Assistance	16	6,834	10.5%
Insurance Carriers and Related Activities	25	6,758	10.4%
Computer Systems Design	29	6,679	10.2%
		$34,966	53.7%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2021, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
No other tenant industries accounted for more than 10% of annualized base rent. No material tenant credit issues have been identified at this time.
Portfolio Lease Expiration
The following table reflects the lease expiration of our owned properties, excluding apartment and single-family home leases, as of December 31, 2021:

Year of Expiration	Number of Leases Expiring	Annualized Base Rent (in thousands) (1)	% of Portfolio Annualized Base Rent Expiring	Leased Rentable Square Feet Expiring	% of Portfolio Rentable Square Feet Expiring
2022	86	$10,907	16.7%	405,043	16.7%
2023	67	8,725	13.4%	285,785	11.8%
2024	48	7,410	11.4%	248,044	10.2%
2025	53	11,924	18.3%	390,359	16.1%
2026	40	9,371	14.4%	339,330	14.0%
2027	22	3,536	5.4%	133,924	5.5%
2028	12	4,513	6.9%	198,517	8.2%
2029	7	2,057	3.2%	94,562	3.9%
2030	6	2,510	3.8%	63,333	2.6%
Thereafter	44	4,298	6.6%	262,706	11.0%
Total	385	$65,251	100%	2,421,603	100%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2021, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

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

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Stockholder Information
As of March 23, 2022, we had 104.5 million shares of common stock outstanding held by a total of approximately 18,000 stockholders. The number of stockholders is based on the records of DST Systems, Inc., who serves as our transfer agent.
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
On December 2, 2021, our board of directors approved an estimated value per share of our common stock of $10.68 based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding as of September 30, 2021. There have been no material changes between September 30, 2021 and December 2, 2021 to the net values of our assets and liabilities that materially impacted the overall estimated value per share. Subsequently, on December 28, 2021, the Company’s board of directors declared a special dividend of $1.17 per share of the Company’s common stock to the stockholders of record as of the close of business on December 30, 2021. On January 26, 2022, the board of directors approved an updated estimated value per share of $9.51, based on the previous estimated value per share of $10.68, less the special dividend of $1.17. We are providing this estimated value per share to assist broker-dealers that participated in our initial public offering in meeting their customer account statement reporting obligations under National Association of Securities Dealers Conduct Rule 2340 as required by the Financial Industry Regulatory Authority (“FINRA”). This valuation was performed in accordance with the provisions of and also to comply with Practice Guideline 2013–01, Valuations of Publicly Registered Non-Listed REITs, issued by the Investment Program Association (“IPA”) in April 2013, as adjusted by the special dividend. The estimated value per share was based upon the recommendation and valuation prepared by our advisor.
December 2, 2021 Valuation
Our conflicts committee, composed of all of our independent directors, was responsible for the oversight of the December 2, 2021 valuation process, including the review and approval of the valuation process and methodologies used to determine our estimated value per share, the consistency of the valuation and appraisal methodologies with real estate industry standards and practices and the reasonableness of the assumptions used in the valuations and appraisals. The estimated value per share was based upon the recommendation and valuation prepared by our advisor. Our advisor’s valuation of our consolidated investments in real estate properties and two of our unconsolidated joint venture investments in real estate properties was based on valuations performed by third-party valuation firms. Our advisor’s valuation of our other two unconsolidated joint venture investments was equal to our equity capital contributions of $33.2 million or $0.35 per share. The aforementioned third-party valuations represented appraisals for our consolidated investments in real estate properties and two of our unconsolidated joint ventures, except for our consolidated single-family rental home portfolio (“SFR portfolio”) consisting of 1,806 homes and which was valued at the total of individual home values generated by the third-party valuation firm’s proprietary computer models. The appraisals were performed by Kroll, LLC (“Kroll”), except for the undeveloped land which was appraised by Colliers International Valuation & Advisory Services, LLC (“Colliers”). Valuation of the SFR portfolio was performed by HouseCanary, Inc. (“HouseCanary”). Kroll, Colliers and HouseCanary, each an independent third-party valuation firm, also prepared appraisal/valuation reports, summarizing key inputs and assumptions, for each of the real estate properties they respectively valued. Our advisor performed valuations with respect to our real estate-related investments, two of our unconsolidated joint venture investments, cash, other assets, mortgage debt and other liabilities. The methodologies and assumptions used to determine the estimated value of our assets and the estimated value of our liabilities are described further below.

Our advisor used the valuations from the third-party valuation firms together with our advisor’s estimated values to calculate and recommend an estimated value per share of our common stock. Upon (i) the conflicts committee’s receipt and review of our advisor’s valuation report, including our advisor’s summary of the appraisal/valuation reports prepared by Kroll, Colliers and HouseCanary and our advisor’s estimated value of each of our other assets and our liabilities, (ii) the conflicts committee’s review of the reasonableness of our estimated value per share resulting from our advisor’s valuation process and (iii) in light of other factors considered by the conflicts committee and the conflicts committee’s own extensive knowledge of our assets and liabilities, the conflicts committee concluded that the estimated value per share proposed by our advisor was reasonable and recommended to the board of directors that it adopt $10.68 as the estimated value per share of our common stock. At the special meeting of the board of directors, the board of directors unanimously agreed to accept the recommendation of the conflicts committee and approved $10.68 as the estimated value of our common stock, which determination is ultimately and solely the responsibility of the board of directors.
The table below sets forth the calculation of our estimated value per share as of December 2, 2021, as well as the calculation of our prior estimated value per share as of December 4, 2020:

	December 2, 2021 Estimated Value per Share	December 4, 2020 Estimated Value per Share (1)	Change in Estimated Value per Share
Real estate properties (2)	$17.51	$17.44	$0.07
Real estate equity securities	1.02	0.92	0.10
Cash	1.46	0.89	0.57
Investments in unconsolidated entities	2.16	2.12	0.04
Other assets	0.50	0.28	0.22
Mortgage debt (3)	(7.98)	(8.68)	0.70
Series A Debentures (4)	(2.09)	(1.62)	(0.47)
Series B Debentures (5)	(0.82)	(0.61)	(0.21)
Pacific Oak Capital Advisors participation fee potential liability	—	—	—
Merger-related liabilities (6)	—	(0.06)	0.06
Other liabilities	(0.52)	(0.50)	(0.02)
Noncontrolling Series A Preferred Stock (7)	(0.16)	(0.16)	—
Non-controlling interest (8)	(0.40)	(0.34)	(0.06)
Estimated value per share	$10.68	$9.68	$1.00
Estimated enterprise value premium	None assumed	None assumed	None assumed
Total estimated value per share	$10.68	$9.68	$1.00
_____________________
(1) The December 4, 2020 estimated value per share was based upon the recommendation and valuation of our advisor. We engaged Kroll, Colliers, and ClearCapital.com, Inc. to provide valuations of our real estate properties, investments in undeveloped land and two of our unconsolidated investments in real estate properties and our advisor performed valuations of our two other unconsolidated investments, real estate-related investments, cash, other assets, mortgage debt and other liabilities. For more information relating to the December 4, 2020 estimated value per share and the assumptions and methodologies used by Kroll (f/k/a Duff & Phelps, LLC), Colliers, and ClearCapital.com, Inc. and our advisor, see our Current Report on Form 8-K filed with the SEC on December 10, 2020.
(2) The increase in the estimated value of real estate properties was primarily due to increases in property fair values, partially offset by declines from property dispositions.
(3) The decrease in mortgage debt was primarily due to repayments upon asset sales.
(4) Amount relates to Series A Debentures issued in Israel on March 8, 2016 and March 4, 2021. The increase is primarily due to issuance of additional debentures and an increase in the quoted bond price on the Tel Aviv Stock Exchange, partially offset by a March 1, 2021, principal payment.
(5) Amount relates to Series B Debentures issued in Israel on February 16, 2020. The increase is due to an increase in the quoted bond price on the Tel Aviv Stock Exchange.
(6) Represents the fees payable to our third-party financial advisors related to the Merger.
(7) Represents the par value plus accrued unpaid dividends on the Series A cumulative convertible redeemable preferred stock issued by Pacific Oak Residential Trust, Inc. on November 6, 2019.
(8) The increase in non-controlling interests was primarily due to increases in consolidated entities property fair values.

The increase in our estimated value per share from the previous estimate was primarily due to the items noted below, which reflect the significant contributors to the increase in the estimated value per share from $9.68 to $10.68. The changes are not equal to the change in values of each real each asset and liability group presented in the table above due to real estate property acquisitions, dispositions, debt financings and other factors, which caused the value of certain asset or liability groups to change with no impact to our fair value of equity or the overall estimated value per share.

Change in Estimated Value per Share
December 4, 2020 estimated value per share	$9.68
Changes to estimated value per share
Investments
Real estate	1.41
Investments in unconsolidated entities	(0.21)
Investments in equity securities	0.21
Capital expenditures on real estate	(0.23)
Total change related to investments	1.18
Operating cash flows in excess of distributions declared (1)	0.24
Foreign currency loss	(0.16)
Property selling, acquisition and financing costs (2)	(0.05)
Advisor disposition and acquisition fees (3)	(0.01)
Mortgage debt	0.04
Series A debentures and Series B debentures	(0.26)
Other	0.02
Total change in estimated value per share	$1.00
December 2, 2021 estimated value per share	$10.68
_____________________
(1) Operating cash flow reflects modified funds from operations (“MFFO”) attributable to common stockholders, adjusted for our share of (i) deducts for capitalized interest expense, real estate taxes and insurance and (ii) add backs for deferred financing cost amortization. We compute MFFO in accordance with the definition included in the practice guideline issued by the IPA in November 2010.
(2) Property selling, acquisition and financing costs include approximately (i) $2.8 million, or $0.03 per share, for financing costs including the issuance costs related to our Series A debentures issued in March 2021 and (ii) $2.3 million, or $0.02 per share, for acquisition and selling costs.
(3) Advisor fees were $1.2 million, or $0.01 per share.

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
Methodology
Our goal for the valuation was to arrive at a reasonable and supportable estimated value per share, using a process that was designed to be in compliance with the IPA Valuation Guidelines and using what we and our advisor deemed to be appropriate valuation methodologies and assumptions. The following is a summary of the real estate valuation engagements as well as the methodologies, assumptions and estimates used to value our assets and liabilities:

Real Estate
Independent Valuation Firm
Kroll(1) was selected by our advisor and approved by our conflicts committee to appraise all of our consolidated real estate properties, 110 William Street, and 353 Sacramento, but excluding our investments in undeveloped land and the single-family rental home portfolio. Colliers(2) was selected by our advisor and approved by our conflicts committee to appraise our investments in undeveloped land (hereinafter the properties appraised by Kroll and Colliers are the “Appraised Properties”). HouseCanary(3) was selected by our advisor and approved by our conflicts committee to provide a value for our single-family rental home portfolio using its proprietary automated valuation models. HouseCanary’s values were not appraisals and should not be construed as appraisals. Kroll and Colliers are engaged in the business of appraising commercial real estate properties, and HouseCanary is engaged in the business of real estate valuations, data, and analytics and none are affiliated with us or our advisor. The compensation we pay to Kroll, Colliers, and HouseCanary is based on the scope of work and not on the values of our real estate properties. In preparing their valuation reports, Kroll, Colliers, and HouseCanary did not, and were not requested to, inspect or otherwise evaluate the physical conditions of our properties or solicit third-party indications of interest for our properties or common stock in connection with possible purchases thereof or the acquisition of all or any part of us.
_____________________
(1) Kroll is actively engaged in the business of appraising commercial real estate properties similar to those owned by us in connection with public securities offerings, private placements, business combinations and similar transactions. We engaged Kroll to deliver appraisal reports for all of our consolidated investments in real estate properties, 110 William Street and 353 Sacramento, but excluding our investments in undeveloped land and the single-family rental home portfolio, and Kroll received fees upon the delivery of such reports. In addition, we had agreed to indemnify Kroll against certain liabilities arising out of this engagement. In the six years prior to the date of this filing, Kroll and its affiliates have provided a number of commercial real estate, appraisal and valuation services for us and/or our affiliates and have received fees in connection with such services. Kroll and its affiliates may from time to time in the future perform other commercial real estate, appraisal and valuation services for us and our affiliates in transactions related to the properties that are the subjects of the appraisals, so long as such other services do not adversely affect the independence of the applicable Kroll appraiser as certified in the applicable appraisal reports.
(2) Colliers is actively engaged in the business of appraising commercial real estate properties similar to those owned by us in connection with public securities offerings, private placements, business combinations and similar transactions. We engaged Colliers to deliver appraisal reports for certain of our investments in undeveloped land and Colliers received fees upon the delivery of such reports. In addition, we had agreed to indemnify Colliers against certain liabilities arising out of this engagement. Colliers and its affiliates are engaged in the ordinary course of business in many areas related to commercial real estate and related services. Colliers and its affiliates may from time to time in the future perform other commercial real estate, appraisal, valuation and financial advisory services for us and our affiliates in transactions related to the properties that are the subjects of the appraisals, so long as such other services do not adversely affect the independence of the applicable Colliers appraiser as certified in the applicable appraisal reports.
(3) HouseCanary is actively engaged in the business of real estate valuation, data, and analytics related to homes similar to those owned by us. We engaged HouseCanary to provide a valuation for each of the single-family rental homes in our portfolio, and HouseCanary received fees upon the delivery of its valuation report. HouseCanary’s proprietary automated valuation models generate value estimates based on multiple factors, but are not guarantees of property value, characteristics or condition. HouseCanary’s valuations were provided to assist our advisor in calculating the estimated value per share of our common stock. HouseCanary did not make an independent determination as to whether its valuation methodology was suitable for such purpose or calculate or participate in the calculation of the estimated value per share. In addition, we had agreed to indemnify HouseCanary against certain liabilities arising out of this engagement. HouseCanary is engaged in the ordinary course of business in many areas related to real estate and related services. HouseCanary and its affiliates may from time to time in the future perform other valuation and advisory services for us related to the properties that are the subjects of the valuation report, so long as such other services do not adversely affect the independence of HouseCanary.
Kroll, Colliers, and HouseCanary collected all reasonably available material information that each deemed relevant and took into account customary real estate valuation and financial considerations and procedures as each deemed relevant in valuing our real estate properties. Kroll relied in part on property-level information provided by our advisor, including (i) property historical and projected operating revenues and expenses; (ii) property lease agreements; and (iii) information regarding recent or planned capital expenditures. Colliers was provided with land surveys and development plans and relied in part on such information. HouseCanary was provided with property addresses, purchase prices and dates, and certain characteristics for each of our homes and relied in part on such information. Kroll, Colliers, and HouseCanary relied on the information supplied or otherwise made available by us and our advisor to be accurate and complete, prepared in good faith, and to reflect the best currently available estimates and judgments of ours and our advisor, and did not independently verify any such information. In addition, Kroll, Colliers, and HouseCanary relied on us or our advisor to inform them if any information previously provided became inaccurate or needed updating during the course of their engagements or if there were any exceptions to the typical assumptions that we have clear and marketable title to each real estate property, that no title defects exist, that any improvements were made in accordance with law, that no hazardous materials are present or were present previously, that no deed restrictions exist, and that no changes to zoning ordinances or regulations governing use, density or shape are pending or being considered. Kroll, Colliers, and HouseCanary did not independently verify any such information.

For the appraisals, Kroll and Colliers performed the appraisals in accordance with the Code of Ethics and the Uniform Standards of Professional Appraisal Practice, or USPAP, the real estate appraisal industry standards created by The Appraisal Foundation, as well as the requirements of the state where each real property is located. Each appraisal was reviewed, approved and signed by an individual with the professional designation of MAI (Member of the Appraisal Institute). The use of the appraisal reports is subject to the requirements of the Appraisal Institute relating to review by its duly authorized representatives. In the appraisals, and as outlined in the appraisal reports, Kroll and Colliers necessarily made numerous assumptions as of various points in time and with respect to general business, economic, and regulatory conditions, industry performance, and other matters, many of which are beyond Kroll’s and Colliers’ control and our control.
For the single-family rental home valuations, HouseCanary generated an estimated value for each individual home using its proprietary automated valuation models built to leverage machine learning algorithms and an extensive database that may include MLS information, county assessor records, mortgage and other public records, sales history for a subject property and its surrounding neighborhood, real estate market trends, and macro and local economic and housing data. Each individual home was assigned the HouseCanary value, an estimated value generated by HouseCanary’s proprietary automated valuation model, unless the dataset available did not meet specified criteria. In those cases, the individual home was assigned an indexed value, an estimated value calculated by multiplying a property's last third-party valuation by a price change factor from HouseCanary’s Home Price Index. For our single-family rental home portfolio, approximately 80% of the individual homes were assigned the automated valuation model value and 20% were assigned the indexed value. HouseCanary’s valuations were not appraisals and should not be construed as appraisals, and were based on computer models developed by HouseCanary which utilize data believed to be reliable but there can be no guarantee that the data is reliable, accurate, or complete.
Although Kroll, Colliers, and HouseCanary considered any comments received from us or our advisor to their valuations, ultimately the valuations were determined by Kroll, Colliers, and HouseCanary. The valuations were necessarily estimates, and the price at which our properties may actually be sold could differ materially from the valuations. The valuations were necessarily based on assumptions, analyses, opinions, and conclusions reflecting the general business, economic, financial and other circumstances and conditions, and data in existence as of or prior to the date of the valuations. Material change in assumptions, circumstances, conditions, matters, or data after the date of the valuations, or discovery after the date of the valuations that data which had been considered reliable and which had been utilized was in fact unreliable, inaccurate, or incomplete, may affect such valuations. The Kroll, Colliers, and HouseCanary engagement letters and the valuation reports contain qualifications and limitations that qualify the analyses, opinions, and conclusions reflected in the valuations. The valuations are addressed solely to us to assist our advisor in calculating and recommending an updated estimated value per share of our common stock, and Kroll, Colliers, and HouseCanary have not made independent determinations as to whether the valuations are suitable for such a purpose. The valuations are not addressed to the public and may not be relied upon by any other person to establish an estimated value per share of our common stock and do not constitute a recommendation to any person to purchase or sell any shares of our common stock. Kroll, Colliers, and HouseCanary were responsible only for the valuation services outlined in their engagement letters, and were not responsible for, did not calculate, and did not participate in the determination of the estimated value per share of our common stock.
The foregoing is a summary description of the engagements, standard assumptions, qualifications and limitations that generally apply to the Kroll, Colliers, and HouseCanary valuations.
Real Estate Valuation
We had 20 consolidated real estate properties (consisting of eight office properties, one office portfolio consisting of four office buildings, two apartment properties, a portfolio of 1,806 single-family rental homes, two hotel properties, one office/retail development property, two investments in 14 acres of undeveloped land, and three investments in undeveloped land with approximately 800 developable acres). Our consolidated real estate properties had a total estimated value of $1,650.7 million. These properties had a total cost basis of $1,384.8 million as of September 30, 2021, which is the total of acquisition prices of $1,251.2 million, $14.6 million for the acquisition of minority interests in joint ventures, $105.7 million in capital expenditures, leasing commissions and tenant improvements since inception and $13.3 million of acquisition fees and expenses including foreclosure costs and certain costs related to the Merger. Our consolidated real estate value compared to this cost basis represents an increase of approximately 19.2%.
We obtained appraisals for each of the consolidated real estate properties except for the single-family rental home portfolio which was valued as described above. Our consolidated Appraised Properties had a total appraised value of $1,397.8 million, and our consolidated single-family rental home portfolio had a total estimated value of $252.9 million.

For the appraisals, Kroll and Colliers used various methodologies, as appropriate, such as the direct capitalization approach, discounted cash flow analyses and sales comparison approach. Kroll relied primarily on 10-year discounted cash flow analyses for the final valuations of each of the real estate properties (which exclude undeveloped land) and Colliers relied primarily on the sales comparison approach for the final valuations of the undeveloped land that it appraised. Kroll calculated the discounted cash flow value of our real estate properties (which exclude undeveloped land) using property-level cash flow estimates, terminal capitalization rates and discount rates that fall within ranges they believe would be used by similar investors to value the properties we own based on recent comparable market transactions adjusted for unique property and market-specific factors. Colliers relied primarily on the sales comparison approach and estimated the value of the undeveloped land based on the most applicable recent comparable market transactions. For the valuation of the single-family rental home portfolio, HouseCanary calculated the total of the estimated value of each individual home using its proprietary automated valuation models.
The following table summarizes the key assumptions that were used to value the consolidated Appraised Properties and single-family homes:

	Range in Values	Weighted-Average Basis
Consolidated Appraised Properties (Excluding Undeveloped Land and Office/Retail Development Property)
Terminal capitalization rate	4.00% to 7.75%	6.19%
Discount rate	6.00% to 9.75%	7.31%
Net operating income compounded annual growth rate (1)	2.07% to 25.62%	6.54%

Undeveloped Land
Price per acre (2)	$358,000 to $973,000	$372,000

Office/Retail Development Property
Price per FAR (Floor area ratio) (3)	$625 to $800	$800

Single-Family Homes
Price per square foot	$18.33 to $232.86	$101.31
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
(2) The weighted-average price per acre was primarily driven by our three investments in undeveloped land with approximately 800 developable acres located in North Las Vegas, Nevada. The weighted-average price per acre for these three investments in undeveloped land was approximately $358,000.
(3) Price per FAR is before deducting for the ground lease liability and estimated demolition costs, and the range in values reflects different development scenarios.
While we believe that Kroll’s, Colliers’, and HouseCanary’s assumptions and inputs are reasonable, a change in these assumptions and inputs would significantly impact the estimated values of our real estate properties and, thus, our estimated value per share. As of September 30, 2021, certain of our real estate assets have non-stabilized occupancies. Appraisals may provide a sense of the value of the investment, but any appraisal of the property will be based on numerous estimates, judgments and assumptions that significantly affect the appraised value of the underlying property. An appraisal of a non-stabilized property, in particular, involves a high degree of subjectivity due to high vacancy levels and uncertainties with respect to future market rental rates and timing of lease-up and stabilization. Accordingly, different assumptions may materially change the appraised value of the property. The table below illustrates the impact on the estimated value per share if the terminal capitalization rates or discount rates were adjusted by 25 basis points, and assuming all other factors remain unchanged, with respect to the consolidated Appraised Properties referenced in the table above (excluding undeveloped land). Additionally, the table below illustrates the impact on the estimated value per share if the terminal capitalization rates or discount rates for these properties were adjusted by 5% in accordance with the IPA guidance:

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease of 25 basis points	Increase of 25 basis points	Decrease of 5%	Increase of 5%
Terminal capitalization rates	$0.31	$(0.28)	$0.43	$(0.38)
Discount rates	0.20	(0.20)	0.33	(0.31)

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
The table below illustrates the impact on the estimated value per share if the price per square foot of the single-family rental home portfolio was adjusted by 5%:

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease of 5%	Increase of 5%
Price per square foot	$(0.13)	$0.13
Investments in Unconsolidated Entities
As of September 30, 2021, we held four investments in unconsolidated entities: 110 William Street, 353 Sacramento, Pacific Oak Opportunity Zone Fund I, and Pacific Oak Residential Trust II.
110 William Street is an office property containing 928,157 rentable square feet located in New York, New York and we hold a 60% interest in a joint venture that owns 110 William Street. The appraised value of 110 William Street as provided by Kroll was $460.7 million. Our advisor relied on the appraised value provided by Kroll along with the fair value of other assets and liabilities as determined by our advisor, and then calculated the amount that we would receive in a hypothetical liquidation of the real estate at the appraised value and the other assets and liabilities at their fair values based on the profit participation thresholds contained in the joint venture agreement. The resulting amount was the fair value assigned to our 60% interest in this unconsolidated joint venture. As of September 30, 2021, the carrying value and estimated fair value of our investment in this unconsolidated joint venture were $0 and $84.5 million, respectively. Our carrying value for this investment is $0 due to a $7.8 million distribution from the 110 William Street Joint Venture during the first quarter of 2019 and this distribution exceeded the book value for this investment.
Kroll relied on a 10-year discounted cash flow analyses for the final valuation of 110 William Street. The terminal capitalization rate, discount rate and CAGR used in the discounted cash flow model to arrive at the appraised value were 5.50%, 8.00% and 15.26%, respectively.
353 Sacramento is an office building containing 284,751 rentable square feet located in San Francisco, California and we hold a 55% interest in a joint venture that owns 353 Sacramento. The appraised value of 353 Sacramento as provided by Kroll was $252.5 million. Our advisor relied on the appraised value provided by Kroll along with the fair value of other assets and liabilities as determined by our advisor, and then calculated the amount that we would receive in a hypothetical liquidation of the real estate at the appraised value and the other assets and liabilities at their fair values based on the profit participation thresholds contained in the joint venture agreement. The resulting amount was the fair value assigned to our 55% interest in this unconsolidated joint venture. As of September 30, 2021, the carrying value and estimated fair value of our investment in this unconsolidated joint venture were $50.8 million and $85.6 million, respectively.
Kroll relied on a 10-year discounted cash flow analyses for the final valuation of 353 Sacramento. The terminal capitalization rate, discount rate and CAGR used in the discounted cash flow model to arrive at the appraised value were 5.25%, 7.25% and 4.14%, respectively.
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

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease of 25 basis points	Increase of 25 basis points	Decrease of 5%	Increase of 5%
Terminal capitalization rates	$0.14	$(0.12)	$0.15	$(0.13)
Discount rates	0.08	(0.08)	0.13	(0.12)
We also hold 124 Class A Units of Pacific Oak Opportunity Zone Fund I, LLC and the units were valued by our advisor at the purchase price since the units were acquired recently via several investments from June 2019 to June 2021, the fund’s properties are still under construction, and our advisor does not believe there have been any material changes in the unit value since our purchases. As of September 30, 2021, the carrying value and estimated fair value of our investment in this unconsolidated entity were $27.6 million and $28.2 million, respectively, with the latter equal to $0.30 per share. If the per-unit price were adjusted by 5%, it would impact the estimated value per share value by $0.02.
Our other investment in an unconsolidated entity, Pacific Oak Residential Trust II, was valued at the amount of equity capital contributed by us as of September 30, 2021. The carrying value and estimated fair value of our investment was $5.4 million and $5.0 million, respectfully, which is $0.05 per share. If the estimated fair value were adjusted by 5%, it would have no impact on the estimated value per share.
Real Estate Equity Securities
As of September 30, 2021, we owned investments in three real estate equity securities: 64,165,352 shares of common units of Keppel Pacific Oak US REIT, 6,915,089 shares of Franklin Street Properties Corp, and 613,085 shares of Plymouth Industrial REIT, Inc. The fair values of these real estate equity securities were based on quoted prices in an active market on a major stock exchange. The fair value and carrying value of our real estate equity securities was $96.4 million.
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
The GAAP fair value and carrying value of our notes payable were $752.4 million and $751.1 million, respectively. The weighted-average discount rate applied to the future estimated debt payments, which have a weighted-average remaining term of 1.4 years, was approximately 3.80%. The table below illustrates the impact on our estimated value per share if the discount rates were adjusted by 25 basis points, and assuming all other factors remain unchanged, with respect to our notes payable. Additionally, the table below illustrates the impact on the estimated value per share if the discount rates were adjusted by 5% in accordance with the IPA guidance:

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease of 25 basis points	Increase of 25 basis points	Decrease of 5%	Increase of 5%
Discount rates	$(0.02)	$0.02	$(0.02)	$0.02
Series A & B Debentures
Our Series A & B Debentures are or were publicly traded on the Tel-Aviv Stock Exchange. The estimated value of our Series A & B debentures is based on the quoted bond price as of September 30, 2021 on the Tel-Aviv Stock Exchange of 100.1% and 98.3% of face value (including accrued interest expense), respectively, and foreign currency exchange rates as of September 30, 2021. As of September 30, 2021, the fair value and GAAP carrying value of our Series A & B debentures were $274.3 million and $272.7 million, respectively.
Non-controlling Interests
We have an ownership interest in eight consolidated entities as of September 30, 2021. As we consolidate these joint ventures, the entire amount of the underlying assets and liabilities are reflected at their fair values in the corresponding line items of the estimated value per share calculation. Given this and the September 30, 2021 appraisal date for the real estate properties, we also must consider the fair value of any non-controlling interest liability as of September 30, 2021. In determining this fair value, we considered the various profit participation thresholds in each of the entities that must be measured in determining the fair value of our non-controlling interest liability. We used the real estate valuations provided by Kroll, Colliers and HouseCanary and calculated the amount that the non-controlling interests would receive in a hypothetical liquidation of the underlying real estate properties (including all current assets and liabilities) at their current estimated values and the payoff of any related debt at its fair value, based on agreements. The estimated payment to the non-controlling interests were then reflected as the non-controlling interest liability in our calculation of our estimated value per share.

Participation Fee Potential Liability Calculation
Our potential incentive fee payable to our advisor is estimated to be $0 in the estimated share value announced on December 8, 2021. Our advisor is entitled to receive an incentive fee equal to (A) 15.0% of our net cash flows, whether from continuing operations, net sale proceeds or otherwise, after our stockholders have received, together as a collective group, aggregate distributions (including distributions that may constitute a return of capital for federal income tax purposes) sufficient to provide (i) a return of their net invested capital, or the amount calculated by multiplying the total number of shares purchased by stockholders by the issue price (except that all shares issued to stockholders of POSOR II in connection with the Merger are deemed to have been purchased by such stockholders at the effective time of the Merger and at a price of $10.63 per share), reduced by any amounts to repurchase shares pursuant to our share redemption program, and (ii) a 7.0% per year cumulative, non-compounded return on such net invested capital from our inception, less (B) $36.3 million which is the grant date value of the restricted stock issued to our former advisor, KBS Capital Advisors LLC, in connection with its termination on October 31, 2019. Net sales proceeds means the net cash proceeds realized by us after deduction of all expenses incurred in connection with a sale, including disposition fees paid to our advisor. The 7.0% per year cumulative, noncompounded return on net invested capital from our inception is calculated on a daily basis. In making this calculation, the net invested capital is reduced to the extent distributions in excess of a cumulative, noncompounded, annual return of 7.0% are paid (from whatever source), except to the extent such distributions would be required to supplement prior distributions paid in order to achieve a cumulative, noncompounded, annual return of 7.0% (invested capital is only reduced as described in this sentence; it is not reduced simply because a distribution constitutes a return of capital for federal income tax purposes). The 7.0% per year cumulative, noncompounded return is not based on the return provided to any individual stockholder. Accordingly, it is not necessary for each of our stockholders to have received any minimum return in order for our advisor to participate in our net cash flows. In fact, if our advisor is entitled to participate in our net cash flows, the returns of our stockholders will differ, and some may be less than a 7.0% per year cumulative, noncompounded return. This fee is payable only if we are not listed on an exchange. For purposes of determining the estimated value per share, our advisor calculated the potential liability related to this incentive fee based on a hypothetical liquidation of the assets and liabilities at their estimated fair values, after considering the impact of any potential closing costs and fees related to the disposition of real estate properties. Our advisor estimated the fair value of this liability to be $0 as of the valuation date, and reflected this in its calculation of our estimated value per share.
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
Limitations of Estimated Value Per Share
As mentioned above, we are providing this estimated value per share to assist broker dealers that participated in our initial public offering in meeting their customer account statement reporting obligations. This valuation was performed in accordance with the provisions of and also to comply with IPA valuation guidelines. The estimated value per share set forth above first appear on the December 31, 2021 customer account statements that were mailed in January 2022. As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share. The estimated value per share is not audited and does not represent the fair value of our assets less the fair value of our liabilities according to GAAP.
Accordingly, with respect to the estimated value per share, we can give no assurance that:
•a stockholder would be able to resell his or her shares at this estimated value per share;
•a stockholder would ultimately realize distributions per share equal to our estimated value per share upon liquidation of our assets and settlement of our liabilities or a sale of our company;
•our shares of common stock would trade at the estimated value per share on a national securities exchange;
•an independent third-party appraiser or other third-party valuation firm would agree with our estimated value per share; or

•the methodology used to calculate our estimated value per share would be acceptable to FINRA or for compliance with ERISA reporting requirements.
Further, the estimated value per share as of December 2, 2021 is based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding, all as of September 30, 2021. As of September 30, 2021, there were 94,264,402 shares issued and outstanding. The value of our shares will fluctuate over time in response to developments related to individual assets in our portfolio and the management of those assets and in response to the real estate and finance markets. The estimated value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated value per share does not take into account estimated disposition costs and fees for real estate properties that are not held for sale or under contract for sale, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations or the impact of restrictions on the assumption of debt. The estimated value per share does consider any participation or incentive fees that would be due to our advisor based on our aggregate net asset value, which would be payable in a hypothetical liquidation of our company as of the valuation date in accordance with the terms of our advisory agreement. We currently expects to utilize our advisor and/or an independent valuation firm to update the estimated value per share no later than December 2022.
January 26, 2022 Adjustment
On December 28, 2021, our board of directors declared a special dividend of $1.17 per share of our common stock to the stockholders of record as of the close of business on December 30, 2021. On January 26, 2022, the board of directors approved an updated estimated value per share of $9.51, based on the previous estimated value per share of $10.68, less the special dividend of $1.17.
Historical Estimated Values per Share
The historical reported estimated values per share of our common stock approved by our board of directors are set forth below:

Estimated Value per Share	Effective Date of Valuation	Filing with the Securities and Exchange Commission
$9.68	December 4, 2020	Current Report on Form 8-K, filed December 10, 2020
$10.63	December 17, 2019	Current Report on Form 8-K, filed December 19, 2019
$9.91	November 12, 2018	Current Report on Form 8-K, filed November 15, 2018
$11.50	December 7, 2017	Current Report on Form 8-K, filed December 13, 2017
$14.81	December 8, 2016	Current Report on Form 8-K, filed December 15, 2016
$13.44	December 8, 2015	Current Report on Form 8-K, filed December 10, 2015
$12.24	December 9, 2014	Current Report on Form 8-K, filed December 11, 2014
$11.27	March 25, 2014	Current Report on Form 8-K, filed March 27, 2014
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
As a REIT, we will generally have to hold our assets for two years in order to meet the safe harbor to avoid a 100% prohibited transactions tax, unless such assets are held through a TRS or other taxable corporation. In certain instances, we may sell properties outside of the safe harbor period and still be exempt from the 100% prohibited transaction tax because such properties were not held as “inventory.” Our board of directors intends to declare distributions quarterly depending on cash flow from our investments. Our board of directors may also declare distributions to the extent we have asset sales or receipt of principal payments on our real estate-related investment.
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
We have not established a minimum distribution level, and our charter does not require that we make distributions to our stockholders. Distributions declared during 2021 and 2020, aggregated by quarter, are as follows (dollars in thousands, except per share amounts):

	2021
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared	$—	$—	$—	$110,000	$110,000
Total Per Share Distribution	$—	$—	$—	$1.1700	$1.1700
Rate Based on Initial Public Offering Purchase Price of $10.00 Per Share	—%	—%	—%	(1)	(1)

	2020
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter (1)	Total
Total Distributions Declared	$596	$—	$—	$—	$596
Total Per Share Distribution	$0.0086	$—	$—	$—	$0.0086
Rate Based on Initial Public Offering Purchase Price of $10.00 Per Share	0.09%	—%	—%	—	0.09%
_____________________
(1) The only distribution declared during the fourth quarter of 2021 was the Special Dividend. See “Special Dividend”, below.
The tax composition of our distribution paid during the year ended December 31, 2020 was as follows:

2020
Ordinary Income	—%
Return of Capital	100%
Capital Gain	—%
Total	100%
There were no distributions paid during the year ended December 31, 2021.
For more information with respect to our distributions paid, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Distributions.”
Special Dividend
On December 28, 2021, our board of directors authorized a special dividend (“Special Dividend”) of $1.17 per share on the outstanding shares of our common stock to the stockholders of record as of the close of business on December 30, 2021 (“Record Date”). The Special Dividend was payable in either shares of our common stock or cash to, and at the election of, the stockholders of record as of the Record Date. If stockholders elected all cash, their election would be subject to adjustment such that the aggregate amount of cash to be distributed by us would be a maximum of 10% of the total Special Dividend (the “Maximum Cash Distribution”), with the remainder to be paid in shares of common stock. The aggregate amount of cash paid by us pursuant to the Special Dividend and the actual number of shares of common stock issued pursuant to the Special Dividend depended upon the number of stockholders electing cash or stock and whether the Maximum Cash Distribution is met. The Special Dividend was paid in January 2022 to stockholders of record as of the close of business on the Record Date and consisted of $11.0 million in cash and $99.1 million in shares of common stock.
In order to ensure that we maintain our status as a real estate investment trust, we must distribute at least 90% of our “real estate investment trust taxable income” each year, and distribute all of our “real estate investment trust taxable income” and “net capital gain” in order to avoid corporate level tax. The Special Dividend was made primarily in connection with a deemed sale of land to a taxable REIT subsidiary, which we expected to trigger a significant amount of capital gain in 2021.

Unregistered Sales of Equity Securities
During the year ended December 31, 2021, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, other than as previously reported in our quarterly reports on Form 10-Q.
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
•In addition to the capacity from the point above, during the year ended December 31, 2021, we made available $4.0 million for redemptions in connection with a stockholder's death, “qualifying disability”, or “determination of incompetence” and $30.0 million for ordinary redemptions and are carry forward until depleted. As of December 31, 2021, $0.7 million remained available for redemptions in connection with a stockholder's death, “qualifying disability”, or “determination of incompetence” and ordinary redemptions were fully depleted.
We may amend, suspend or terminate the program upon ten business days’ notice to our stockholders. We may provide notice to our stockholders by including such information in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC, or by a separate mailing to our stockholders.
On March 10, 2022, our board of directors approved an additional $3.0 million in funding for redemptions in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence.” As such, in 2022, we may redeem no more than $3.7 million of shares in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence.” To the extent extra capacity is available with respect to redemptions in the last month of 2022, such capacity will be made available for redemption of shares other than in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence.”

During the year ended December 31, 2021, we fulfilled redemption requests eligible for redemption under our share redemption program and received in good order and funded redemptions under our share redemption program with the net proceeds from our dividend reinvestment plan and cash on hand. We redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed	Average Price Paid Per Share (1)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2021	24,076	$9.68	(2)
February 2021	3,138	$9.68	(2)
March 2021	60,929	$9.68	(2)
April 2021	16,532	$9.68	(2)
May 2021	19,645	$9.68	(2)
June 2021	23,994	$9.68	(2)
July 2021	37,086	$9.68	(2)
August 2021	12,691	$9.68	(2)
September 2021	3,007,822	$9.22	(2)
October 2021	—	$—	(2)
November 2021	—	$—	(2)
December 2021	123,151	$10.68	(2)
Total	3,329,064
_____________________
(1) On December 2, 2021, our board of directors approved an estimated value per share of our common stock of $10.68. The change in the redemption price became effective for the December 2021 redemption date and is effective until the estimated value per share is updated. We expect to update our estimated value per share no later than December 2022.
(2) We limit the dollar value of shares that may be redeemed under the program as described above. During the year ended December 31, 2021, we redeemed $31.0 million of common stock under the program, which represented all redemption requests received in good order and eligible for redemption through the December 2021 redemption date, except for the $116.0 million of shares in connection with redemption requests not made upon a stockholder’s death, “qualifying disability” or “determination of incompetence,” which redemption requests will be fulfilled subject to the limitations described above. Based on the Twelfth SRP, we have $0.7 million available for redemptions during 2022, subject to the limitations described above. To the extent extra capacity is available with respect to redemptions in the last month of 2022, such capacity will be made available for redemption of shares other than in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence.”

ITEM 6.    SELECTED FINANCIAL DATA
Intentionally omitted.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our accompanying consolidated financial statements and the notes thereto. Also, see “Forward-Looking Statements” preceding Part I of this Annual Report on Form 10-K.
Overview
We were formed on October 8, 2008 as a Maryland corporation, elected to be taxed as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2010 and intend to operate in such manner. Pacific Oak Capital Advisors, LLC (“Pacific Oak Capital Advisors”) is our advisor and the advisory agreement is currently effective through November 1, 2022; however, we or Pacific Oak Capital Advisors may terminate the advisory agreement without cause or penalty upon providing 60 days’ written notice.

As our advisor, Pacific Oak Capital Advisors manages our day-to-day operations and our portfolio of investments. Pacific Oak Capital Advisors also has the authority to make all of the decisions regarding our investments, subject to the limitations in our charter and the direction and oversight of our board of directors. Pacific Oak Capital Advisors also provides asset-management, marketing, investor-relations and other administrative services on our behalf. We have sought to invest in and manage a diverse portfolio of real estate-related loans, opportunistic real estate, real estate-related debt and equity securities, and other real estate-related investments. We conduct our business primarily through our operating partnership, of which we are the sole general partner.
On January 8, 2009, we filed a registration statement on Form S-11 with the SEC to offer a minimum of 250,000 shares and a maximum of 140,000,000 shares of common stock for sale to the public, of which 100,000,000 shares were registered in our primary offering and 40,000,000 shares were registered under our dividend reinvestment plan. We ceased offering shares of common stock in our primary offering on November 14, 2012. We sold 56,584,976 shares of common stock in the primary offering for gross offering proceeds of $561.7 million. We continue to offer shares of common stock under the dividend reinvestment plan. On October 5, 2020, Pacific Oak Strategic Opportunity REIT II ("POSOR II") merged with an indirect subsidiary of ours (the “Merger”). At the effective time of the Merger, each issued and outstanding share of POSOR II’s common stock converted into 0.9643 shares of our common stock or 28,973,906 shares. As of December 31, 2021, we had sold 6,851,969 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $76.5 million. Also as of December 31, 2021, we had redeemed 27,370,609 of the shares sold in our offering for $318.6 million. As of December 31, 2021, we had issued 25,976,746 shares of common stock in connection with special dividends. Additionally, on December 29, 2011 and October 23, 2012, we issued 220,994 shares and 55,249 shares of common stock, respectively, for $2.0 million and $0.5 million, respectively, in private transactions exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.
On March 2, 2016, Pacific Oak Strategic Opportunity (BVI) Holdings, Ltd. (“Pacific Oak Strategic Opportunity BVI”), our wholly owned subsidiary, filed a final prospectus with the Israel Securities Authority for a proposed offering of up to 1,000,000,000 Israeli new Shekels of Series A debentures (the “Series A Debentures”) at an annual interest rate not to exceed 4.25%. On March 1, 2016, Pacific Oak Strategic Opportunity BVI commenced the institutional tender of the Series A Debentures and accepted application for 842.5 million Israeli new Shekels. On March 7, 2016, Pacific Oak Strategic Opportunity BVI commenced the public tender of the Series A Debentures and accepted 127.7 million Israeli new Shekels. In the aggregate, Pacific Oak Strategic Opportunity BVI accepted 970.2 million Israeli new Shekels (approximately $249.2 million as of March 8, 2016) in both the institutional and public tenders at an annual interest rate of 4.25%. Pacific Oak Strategic Opportunity BVI issued the Series A Debentures on March 8, 2016. The terms of the Series A Debentures required five equal principal installment payments annually on March 1st of each year from 2019 to 2023. During the year ended December 31, 2021, Pacific Oak Strategic Opportunity BVI completed the early pay off of all Series A Debentures.
On February 16, 2020, Pacific Oak Strategic Opportunity BVI issued 254.1 million Israeli new Shekels (approximately $74.1 million as of February 16, 2020) of Series B debentures (the “Series B Debentures”) to Israeli investors pursuant to a public offering registered with the Israel Securities Authority. The Series B Debentures will bear interest at the rate of 3.93% per year. The Series B Debentures have principal installment payments equal to 33.33% of the face amount of the Series B Debentures on January 31st of each year from 2024 to 2026. On November 1, 2021 Pacific Oak Strategic Opportunity BVI issued additional Series B Debentures in the amount of 536.4 million Israeli new Shekels par value through a public offering. The public offering Series B Debentures were issued at a 2.6% discount resulting in a total consideration of 522.4 million Israeli new Shekels ($166.8 million as of November 1, 2021). Additionally, on November 8, 2021, Pacific Oak Strategic Opportunity BVI also issued Series B Debentures in the amount of 53.6 million Israeli new Shekels par value through a private offering. The private offering Series B Debentures were issued at a 3.1% discount resulting in a total consideration of 52.0 million Israeli new Shekels ($16.7 million as of November 8, 2021). The additional Series B Debentures have an equal level of security, pari passu, amongst themselves and between them and the initial Series B Debentures, which were initially issued, without any right of precedence or preference between any of them.
As of December 31, 2021, we consolidated eight office properties, one office portfolio consisting of four office buildings and 14 acres of undeveloped land, two apartment property and three investments in undeveloped land with approximately 800 developable acres, one residential home portfolio consisting of 1,814 single-family homes and owned four investments in unconsolidated joint ventures and three investments in real estate equity securities and had entered into a consolidated joint venture to develop one office/retail property.

Market Outlook - Real Estate and Real Estate Finance Markets
Volatility in global financial markets and changing political environments can cause fluctuations  in the performance of the U.S. commercial real estate markets. Possible future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in decreases in cash flows from investment properties. Increases in the cost of financing due to higher interest rates  may cause difficulty in refinancing debt obligations prior to or at maturity or at terms as favorable as the terms of existing indebtedness. Further, increases in interest rates would increase the amount of our debt payments on our variable rate debt to the extent the interest rates on such debt are not limited by interest rate caps. Market conditions can change quickly, potentially negatively impacting the value of real estate investments. Management continuously reviews our investment and debt financing strategies to optimize our portfolio and the cost of our debt exposure. The global outbreak of COVID-19 has significantly disrupted economic markets and impacted commercial activity worldwide, including the US, and the prolonged economic impact is uncertain.
Liquidity and Capital Resources
Our principal demand for funds during the short and long-term is and will be for the acquisition of real estate and real estate-related investments, payment of operating expenses, capital expenditures and general and administrative expenses, payments under debt obligations, redemptions and purchases of our common stock and payments of distributions to stockholders. As of December 31, 2021, we have had six primary sources of capital for meeting our cash requirements:
•Proceeds from the primary portion of our initial public offering;
•Proceeds from our dividend reinvestment plan;
•Proceeds from our bond offerings in Israel;
•Debt financing;
•Proceeds from the sale of real estate and the repayment of real estate-related investments; and
•Cash flow generated by our real estate and real estate-related investments.
We sold 56,584,976 shares of common stock in the primary portion of our initial public offering for gross offering proceeds of $561.7 million. We ceased offering shares in the primary portion of our initial public offering on November 14, 2012. We continue to offer shares of common stock under the dividend reinvestment plan. As of December 31, 2021, we had sold 6,851,969 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $76.5 million. To date, we have invested all of the net proceeds from our initial public offering in real estate and real estate-related investments. We intend to use our cash on hand, proceeds from asset sales, proceeds from debt financing, cash flow generated by our real estate operations and real estate-related investments and proceeds from our dividend reinvestment plan as our primary sources of immediate and long-term liquidity.
Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures and corporate general and administrative expenses. Cash flow from operations from our real estate investments is primarily dependent upon the occupancy levels of our properties, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of December 31, 2021, our office properties were collectively 72% occupied, our residential home portfolio was 93% occupied and our apartment property was 95% occupied.
Our hotel properties generate cash flow in the form of room, food, beverage and convention services, campground and other revenues, which are reduced by hotel expenses, capital expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our hotel properties are primarily dependent upon the occupancy levels of our hotels, the average daily rates and how well we manage our expenditures. The following table provides summary information regarding our hotel properties for the year ended December 31, 2021:

Property	Number of Rooms	Percentage Occupied for the year ended December 31, 2021	Average Daily Rate for the year ended December 31, 2021	Average Revenue per Available Room for the year ended December 31, 2021
Springmaid Beach Resort	453	54.6%	$200.77	$109.59
Q&C Hotel	196	47.8%	$139.56	$66.65
Investments in real estate equity securities generate cash flow in the form of dividend income, which is reduced by asset management fees. As of December 31, 2021, we had three investments in real estate equity securities outstanding with a total carrying value of $112.1 million.

Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended December 31, 2021 did not exceed the charter-imposed limitation.
For the year ended December 31, 2021, our cash needs for capital expenditures, redemptions of common stock and debt servicing were met with proceeds from dispositions of real estate and undeveloped land, proceeds from debt financing, proceeds from our dividend reinvestment plan and cash on hand. Operating cash needs during the same period were met through cash flow generated by our real estate and real estate-related investments and cash on hand. As of December 31, 2021, we had outstanding debt obligations in the aggregate principal amount of $1.0 billion, with a weighted-average remaining term of 2.0 years. As of December 31, 2021, we had a total of $512.0 million of debt obligations scheduled to mature within 12 months of that date. In order to satisfy obligations as they mature, we plan to utilize extension options available in the respective loan agreements, may seek to refinance certain debt instruments, may market one or more properties for sale or may negotiate a turnover of one or more secured properties back to the related mortgage lender. Based upon these plans, we believe we will have sufficient liquidity to continue as a going concern. There can be no assurance as to the certainty or timing of any of our plans.
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
Cash Flows from Operating Activities
As of December 31, 2021, we consolidated eight office properties, one office portfolio consisting of four office buildings and 14 acres of undeveloped land, two apartment properties, two hotel properties, one residential home portfolio, three investments in undeveloped land with approximately 800 developable acres, and owned four investments in unconsolidated joint ventures and three investments in real estate equity securities and had entered into a consolidated joint venture to develop one office/retail property. During the year ended December 31, 2021, net cash provided by operating activities was $16.0 million. We expect that our cash flows from operating activities will increase in future periods as a result of leasing additional space that is currently unoccupied and anticipated future acquisitions of real estate and real estate-related investments. However, our cash flows from operating activities may decrease to the extent that we dispose of additional assets.
Cash Flows from Investing Activities
Net cash provided by investing activities was $175.1 million for the year ended December 31, 2021 and primarily consisted of the following:
•Proceeds from sale of real estate of $194.7 million;
•Proceeds from the sale of real estate equity securities of $14.4 million;
•Proceeds for future development obligations of $6.2 million;
•Improvements to real estate of $19.0 million;
•Contributions to unconsolidated entities of $10.5 million;
•Advances to affiliate of $7.0 million;
•Acquisitions of single-family homes of $4.8 million; and
•Proceeds from disposition of foreign currency collar of $1.2 million.
Cash Flows from Financing Activities
Net cash used in financing activities was $161.7 million for the year ended December 31, 2021 and consisted primarily of the following:
•$122.7 million of net cash used in debt and other financings as a result of proceeds from notes payable of $358.9 million, partially offset by principal and related payments on notes and bonds payable of $473.1 million and payments of deferred financing costs of $8.5 million;
•$31.0 million of cash used for redemptions of common stock;
•$5.7 million of cash used for redemption of restricted stock;
•$3.8 million of cash used for acquisition of noncontrolling interests; and
•$2.4 million of cash provided by Paycheck Protection Program Promissory notes (“PPP”).

In order to execute our investment strategy, we utilize secured debt and we may, to the extent available, utilize unsecured debt, to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinancing and interest risks, are properly balanced with the benefit of using leverage. There is no limitation on the amount we may borrow for any single investment. Our charter limits our total liabilities such that our total liabilities may not exceed 75% of the cost of our tangible assets; however, we may exceed that limit if a majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our common stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of December 31, 2021, our borrowings and other liabilities were both approximately 72% of the cost (before depreciation and other noncash reserves) and book value (before depreciation) of our tangible assets, respectively.
February 16, 2020, Pacific Oak Strategic Opportunity BVI issued 254.1 million Israeli new Shekels (approximately $74.1 million as of February 16, 2020) of the Series B Debentures to Israeli investors pursuant to a public offering registered with the Israel Securities Authority. The Series B Debentures will bear interest at the rate of 3.93% per year. The Series B Debentures have principal installment payments equal to 33.33% of the face amount of the Series B Debentures on January 31st of each year from 2024 to 2026. On November 1, 2021, Pacific Oak Strategic Opportunity BVI issued additional Series B Debentures in the amount of 536.4 million Israeli new Shekels par value through a public offering. The public offering Series B Debentures were issued at a 2.6% discount resulting in a total consideration of 522.4 million Israeli new Shekels ($166.8 million as of November 1, 2021). Additionally, on November 8, 2021, Pacific Oak Strategic Opportunity BVI also issued Series B Debentures in the amount of 53.6 million Israeli new Shekels par value through a private offering. The private offering Series B Debentures were issued at a 3.1% discount resulting in a total consideration of 52.0 million Israeli new Shekels ($16.7 million as of November 8, 2021). The additional Series B Debentures have an equal level of security, pari passu, amongst themselves and between them and the initial Series B Debentures, which were initially issued, without any right of precedence or preference between any of them.
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

Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of December 31, 2021 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	2022	2023-2024	2025-2026	Thereafter
Outstanding debt obligations (1)	$1,015,491	$511,964	$200,383	$303,144	$—
Interest payments on outstanding debt obligations (2)	62,880	26,839	26,936	9,105	—
Finance lease obligations	54,036	360	720	789	52,167
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts, maturity dates, foreign currency rates and interest rates in effect at December 31, 2021. We incurred interest expense of $41.5 million, excluding amortization of deferred financing costs of $3.1 million and unrealized losses on interest rate caps of $11,000 and including interest capitalized of $2.2 million, for the year ended December 31, 2021.

Results of Operations
Overview
As of December 31, 2020, we consolidated eight office properties, one office portfolio consisting of four office buildings and 14 acres of undeveloped land, two apartment properties, two hotel properties, one residential home portfolio consisting of 1,766 single-family homes and three investments in undeveloped land with approximately 800 developable acres and owned four investments in unconsolidated joint ventures and three investments in real estate equity securities. Additionally, as of December 31, 2020, we had entered into a consolidated joint venture to develop one office/retail property. As of December 31, 2021, we consolidated eight office properties, one office portfolio consisting of four office buildings and 14 acres of undeveloped land, two apartment properties, two hotel properties, one residential home portfolio consisting of 1,814 single-family homes and three investments in undeveloped land with approximately 800 developable acres and owned four investments in unconsolidated joint ventures and three investments in real estate equity securities and had entered into a consolidated joint venture to develop one office/retail property.
Our results of operations for the year ended December 31, 2021 may not be indicative of those in future periods due to acquisition and disposition activities. Additionally, the occupancy in our properties has not been stabilized. As of December 31, 2021, our office properties were collectively 72% occupied, our residential home portfolio was 93% occupied and our apartment properties were 95% occupied. However, due to the amount of near-term lease expirations, we do not put significant emphasis on annual changes in occupancy (positive or negative) in the short run. Our underwriting and valuations are generally more sensitive to “terminal values” that may be realized upon the disposition of the assets in the portfolio and less sensitive to ongoing cash flows generated by the portfolio in the years leading up to an eventual sale. There are no guarantees the occupancy of our assets will increase, or that we will recognize a gain on the sale of our assets. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of leasing additional space and acquiring additional assets but decrease due to disposition activity.

Comparison of the year ended December 31, 2021 versus the year ended December 31, 2020

	For the Years Ended December 31,		Increase (Decrease)	Percentage Change	$ Change Due to Merger and other Acquisitions/Originations/Dispositions (1)	$ Change Due to Investments Held Throughout Both Periods (2)
	2021	2020
Rental income	$123,436	$100,199	$23,237	23%	$19,468	$3,769
Hotel revenues	30,806	3,718	27,088	729%	27,088	—
Other operating income	4,027	3,835	192	5%	307	(115)
Dividend income from real estate equity securities	9,658	6,273	3,385	54%	—	3,385
Operating, maintenance, and management costs	42,519	33,882	8,637	25%	6,370	2,267
Real estate taxes and insurance	20,768	15,702	5,066	32%	3,929	1,137
Hotel expenses	20,990	3,836	17,154	447%	17,154	—
Asset management fees to affiliate	14,012	9,982	4,030	40%	3,587	443
General and administrative expenses	9,853	7,664	2,189	29%	n/a	n/a
Foreign currency transaction loss, net	7,445	2,912	4,533	156%	n/a	n/a
Depreciation and amortization	58,871	45,041	13,830	31%	13,201	629
Interest expense	40,510	29,138	11,372	39%	8,842	2,530
Impairment charges on real estate and related intangibles	10,971	—	10,971	100%	10,971	—
Impairment charges on goodwill	2,808	—	2,808	100%	2,808	—
Gain from remeasurement of prior equity interest	—	2,009	(2,009)	(100)%	(2,009)	—
Income from NIP	—	97	(97)	(100)%	(97)	—
(Loss) income from unconsolidated entities	(1,373)	1,621	(2,994)	(185)%	—	(2,994)
Casualty-related gain	27	51	(24)	(47)%	n/a	n/a
Other interest income	194	348	(154)	(44)%	n/a	n/a
Gain (loss) on real estate equity securities	28,632	(14,814)	43,446	293%	n/a	n/a
Gain (loss) on sale of real estate	30,261	(110)	30,371	27,610%	30,371	—
(Loss) gain on extinguishment of debt	(4,757)	415	(5,172)	(1,246)%	n/a	n/a
Transaction and related costs	(2,984)	(6,018)	3,034	50%	n/a	n/a
Subordinated performance fee due upon termination to affiliate	(1,678)	1,720	(3,398)	(198)%	n/a	n/a
_____________________
(1) Represents the dollar amount increase (decrease) for the year ended December 31, 2021 compared to the year ended December 31, 2020 attributable to the real estate and real estate related investments acquired, repaid or disposed on or after January 1, 2020.
(2) Represents the dollar amount increase (decrease) for the year ended December 31, 2021 compared to the year ended December 31, 2020 with respect to real estate and real estate-related investments owned by us during the entirety of both periods presented.
Rental income increased from $100.2 million for the year ended December 31, 2020 to $123.4 million for the year ended December 31, 2021, primarily as a result of properties acquired in 2020, an overall increase in rental rates related to properties held throughout both periods and partially offset by properties disposed of in 2021 and changes in occupancy related to properties held throughout both periods. Annualized base rent per square foot related to properties (excluding apartments) held throughout both periods increased from $21.52 as of December 31, 2020 to $22.74 as of December 31, 2021. We expect rental income to increase in future periods as a result of owning the properties acquired during 2020 for an entire period, leasing additional space and to the extent we acquire additional properties, but to decrease to the extent we dispose of properties. The occupancy of our office properties, collectively, held throughout both periods slightly decreased from 76% as of December 31, 2020 to 74% as of December 31, 2021. The occupancy of our apartment properties held throughout both periods increased from 89% as of December 31, 2020 to 95% as of December 31, 2021.
Hotel revenues increased from $3.7 million for the year ended December 31, 2020 to $30.8 million for the year ended December 31, 2021 as a result of holding the two hotels acquired in 2020 for a full year, as well as the increase in occupancy from 34.1% to 54.6% and average daily rate from $106.93 to $200.77 for the Springmaid Beach Resort.
Dividend income from real estate equity securities increased from $6.3 million during the year ended December 31, 2020 to $9.7 million for the year ended December 31, 2021, primarily as a result of additional real estate equity securities of $42.2 million acquired in 2020, partially offset by the sale of real estate equity securities in 2020 and 2021 of $21.7 million. We expect dividend income from real estate equity securities to vary in future periods as a result of the timing of dividends declared and investment activity.

Property operating costs and real estate taxes and insurance increased from $33.9 million and $15.7 million, respectively, for the year ended December 31, 2020 to $42.5 million and $20.8 million, respectively, for the year ended December 31, 2021, primarily as a result of properties acquired in 2020, partially offset by properties disposed in 2021. We expect property operating costs and real estate taxes and insurance to increase in future periods to the extent we acquire additional properties, increasing occupancy of our real estate assets and general inflation, but to decrease to the extent we dispose of properties.
Hotel expenses increased from $3.8 million for the year ended December 31, 2020 to $21.0 million for the year ended December 31, 2021 as a result of holding the two hotels acquired in 2020 for a full year, as well as the increase in occupancy from 34.1% to 54.6% for the Springmaid Beach Resort.
Asset management fees increased from $10.0 million for the year ended December 31, 2020 to $14.0 million for the year ended December 31, 2021, primarily as a result of properties acquired 2020 and disposition fees in 2021. We expect asset management fees to increase in future periods as a result of capital expenditures and to the extent we acquire additional properties, but to decrease to the extent we dispose of properties. As of December 31, 2021, $1.9 million of asset managements were payable to our advisor.
General and administrative expenses increased from $7.7 million for the year ended December 31, 2020 to $9.9 million for the year ended December 31, 2021, primarily due to increased audit fees of $0.5 million and dividend processing fees of $0.8 million. We expect general and administrative expenses to fluctuate in future periods based on investment and disposition activity as well as costs incurred to evaluate strategic transactions.
Foreign currency transaction loss, net, increased from $2.9 million for the year ended December 31, 2020 to $7.4 million for the year ended December 31, 2021 due to the early pay off of the Series A Debentures and partially offset by the additional issuance of Series B Debentures, both during the year ended December 31, 2021. These debentures are denominated in Israeli new Shekels and we expect to recognize foreign transaction gains and losses based on changes in foreign currency exchange rates, but expect our exposure to be limited to the extent that we have entered into foreign currency options and foreign currency collars. During the year ended December 31, 2020, we recognized a $14.3 million gain related to the foreign currency option and collars, which is shown net against $17.2 million of foreign currency transaction loss in the accompanying consolidated statements of operations as foreign currency transaction loss, net. During the year ended December 31, 2021, we recognized a $1.2 million gain related to the foreign currency option and collars, which is shown net against $8.6 million of foreign currency transaction loss in the accompanying consolidated statements of operations as foreign currency transaction loss, net.
Depreciation and amortization increased from $45.0 million for the year ended December 31, 2020 to $58.9 million for the year ended December 31, 2021, primarily as a result of properties acquired in 2020 and partially offset by properties disposed in 2021. We expect depreciation and amortization to increase in future periods to the extent we acquire additional properties, but to decrease as a result of amortization of tenant origination costs related to lease expirations and disposition of properties.
Interest expense increased from $29.1 million for the year ended December 31, 2020 to $40.5 million for the year ended December 31, 2021, primarily as a result of the increased borrowings related to properties acquired in 2020, issuance of additional Israel Series B Debentures on November 1, 2021 in the amount of 536.4 million Israeli new Shekels par value ($166.8 million as of November 1, 2021) and on November 8, 2021 in the amount of 53.6 million Israeli new Shekels par value($16.7 million as of November 8, 2021) and partially offset by the paydown of debt on property disposed in 2021 and the complete early pay off of the Series A Debentures during the year ended December 31, 2021. Excluded from interest expense was $2.2 million and $2.9 million of interest capitalized to our investments in undeveloped land during the year ended December 31, 2021 and 2020, respectively. Our interest expense in future periods will vary based on interest rate fluctuations, the amount of interest capitalized and our level of future borrowings, which will depend on the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives and will decrease to the extent we dispose of properties and pay down debt.
During the year ended December 31, 2021, we recognized impairment charges of $6.6 million on 210 West 31st Street and $4.4 million on Lincoln Court. No impairment charges were recorded in 2020.
During the year ended December 31, 2021, we recognized impairment charges on goodwill of $1.6 million related to Lincoln Court and $1.2 million related to 210 West 31st Street. No impairment charges on goodwill were recorded in 2020.

Loss (income) from unconsolidated entities decreased from income of $1.6 million for the year ended December 31, 2020 to a loss of $1.4 million for the year ended December 31, 2021, primarily as a result of lease payments that were deemed not probable of collection.
Gain on real estate equity securities was $28.6 million for the year ended December 31, 2021, which was composed of $25.6 million unrealized gain on real estate securities held at December 31, 2021 and a $3.0 million realized gain on real estate securities sold during the year ended December 31, 2021. Loss on real estate equity securities was $14.8 million for the year ended December 31, 2020, which was made up of $15.5 million unrealized loss on real estate securities held at December 31, 2020 and a $0.7 million realized gain on real estate securities sold during the year ended December 31, 2020. We expect gain (loss) on real estate equity securities to fluctuate in future periods as a result of changes in share prices of our investments in real estate equity securities.
During the year ended December 31, 2021, we sold one office property and approximately 193 acres of developable land and recognized a gain on sale of real estate of $30.3 million. There were no material dispositions during the year ended December 31, 2020.
During the year ended December 31, 2020, we recognized a gain on extinguishment of debt of $0.4 million related to the forgiveness of the Q&C Hotel PPP loan. During the year ended December 31, 2021, we recognized a loss on extinguishment of debt of $4.8 million, which is primarily related to the early payoff of the Series A Debentures of $6.7 million and partially offset by the forgiveness of the Springmaid Beach Resort PPP loan of $1.3 million and the payoff of the 1180 Raymond Bond of $0.8 million.
During the year ended December 31, 2020, we recognized $6.0 million of transaction and related costs related to the Merger. During the year ended December 31, 2021, we recognized $3.0 million of transaction and related costs, related to the termination of the NAV REIT conversion.
During the year ended December 31, 2020, we recognized a decrease in the subordinated performance fee due upon termination to affiliate of $1.7 million due to the change in the fair value of the restricted stock. During the year ended December 31, 2021, we recognized an increase in the subordinated performance fee due upon termination to affiliate of $1.7 million due to the change in the fair value of the restricted stock and the change in classification of restricted stock.
For a discussion of the year ended December 31, 2020 compared to the year ended December 31, 2019, please refer to Item 7 of Part II, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which was filed with the SEC on March 29, 2021 and is incorporated herein by reference.

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
•Transaction and related costs. Transaction and related costs related to business combinations are expensed when incurred. Additionally, previously capitalized offering costs were expensed due to termination of the NAV REIT conversion. We exclude them from MFFO to more appropriately present the ongoing operating performance of our real estate investments on a comparative basis. We believe this exclusion is useful to investors as it allows investors to more accurately evaluate the sustainability of our operating performance;
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
•Loss or gain on extinguishment of debt. A loss or gain on extinguishment of debt, which includes prepayment fees related to the extinguishment of debt, represents the difference between the carrying value of any consideration transferred to the lender in return for the extinguishment of a debt and the net carrying value of the debt at the time of settlement. We have excluded the loss or gain from extinguishment of debt in our calculation of MFFO because these losses or gains do not impact the current operating performance of our investments and do not provide an indication of future operating performance; and
•Gain from measurement of prior equity interest. A gain from measurement of prior equity interest, represents a fair value gain on our previous investment in shares of Battery Point Series A-3 Preferred Stock that was eliminated during the acquisition of Battery Point. We have excluded the gain from measurement of prior equity interest in our calculation of MFFO because these gains do not impact the current operating performance of our investments and do not provide an indication of future operating performance.
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

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculations of MFFO and Adjusted MFFO, for the years ended December 31, 2021, 2020 and 2019 (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Year Ended December 31,
	2021	2020	2019
Net loss attributable to common stockholders	$(10,955)	$(49,008)	$(17,282)
Depreciation and amortization	58,871	45,041	34,004
Impairment charges on real estate and related intangibles	10,971	—	—
Loss (gain) on sale of real estate	(30,261)	110	(34,077)
(Gain) loss on real estate equity securities	(28,632)	14,814	(20,379)
Adjustments for noncontrolling interests - consolidated entities (2)	(2,858)	(846)	2,054
Adjustments for investments in unconsolidated entities (3)	1,479	6,718	(3,126)
FFO attributable to common stockholders (4)	(1,385)	16,829	(38,806)
Straight-line rent and amortization of above- and below-market leases	(3,166)	(4,299)	(5,169)
Amortization of discounts and closing costs	—	—	(12)
Transaction and related costs	2,984	6,018	4,462
Amortization of net premium/discount on bond and notes payable	2,721	602	99
Loss (gain) on extinguishment of debt	4,757	(415)	1,106
Unrealized loss on interest rate caps	11	27	50
Foreign currency transaction loss, net	7,445	2,912	12,498
Gain from remeasurement of prior equity interest	—	(2,009)	—
Adjustments for noncontrolling interests - consolidated entities (2)	(161)	(100)	(80)
Adjustments for investments in unconsolidated entities (3)	1,213	(4,649)	(5,601)
MFFO attributable to common stockholders	14,419	14,916	(31,453)
Other capitalized operating expenses (4)	(2,620)	(3,376)	(3,107)
Casualty (gain) loss	(27)	(51)	506
Subordinated performance fee due upon termination to affiliate	1,678	(1,720)	32,640
Adjustments for noncontrolling interests - consolidated entities (2)	—	—	(51)
Adjusted MFFO attributable to common stockholders	$13,450	$9,769	$(1,465)
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

Distributions
Distributions declared, distributions paid and cash flows provided by operations related to common stockholders were as follows during 2021 (in thousands, except per share amounts):

	Distribution Declared	Distributions Declared Per Share	Distributions Paid			Cash Flows (Used in) Provided by Operations
Period			Cash	Reinvested	Total
First Quarter 2021	$—	$—	$—	$—	$—	$(1,311)
Second Quarter 2021	—	—	—	—	—	9,921
Third Quarter 2021	—	—	—	—	—	2,703
Fourth Quarter 2021	110,145	1.1700	—	—	—	4,715
	$110,145	$1.1700	$—	$—	$—	$16,028
On December 28, 2021, our board of directors authorized a special dividend of $1.17 per share of common stock payable in either shares of our common stock or cash to, and at the election of, the stockholders of record as of December 30, 2021. The special dividend was paid in January 2022 to stockholders of record as of the close of business on the record date. If stockholders elected all cash, their election was subject to adjustment such that the aggregate amount of cash to be distributed by us will be a maximum of 10% of the total special dividend, with the remainder to be paid in shares of common stock. The aggregate amount of cash paid by us pursuant to the special dividend and the actual number of shares of common stock issued pursuant to the special dividend depended upon the number of stockholders who elected cash or stock and whether the maximum cash distribution was met.
There were no distributions paid during the year ended December 31, 2021. Our net loss attributable to common stockholders for the year ended December 31, 2021 was $11.0 million and cash flow provided by operations was $16.0 million. Our cumulative distributions paid and net loss attributable to common stockholders from inception through December 31, 2021 was $347.7 million. We have funded our cumulative distributions paid, which includes net cash distributions and distributions reinvested by stockholders, with prior period cash flow from operating activities in excess of distributions paid and with cash from gains realized from the disposition of properties. To the extent that we pay distributions from sources other than our cash flow from operations or gains from asset sales, we will have fewer funds available for investment in real estate-related loans, opportunistic real estate, real estate-related debt securities, real estate equity securities and other real estate-related investments, the overall return to our stockholders may be reduced and subsequent investors may experience dilution.
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
Sale of Real Estate
Sales of real estate would be considered a sale of a nonfinancial asset. We determine that we do not have a controlling financial interest in the entity that holds the asset and the arrangement meets the criteria to be accounted for as a contract and we would derecognize the asset and recognize a gain or loss on the sale of the real estate when control of the underlying asset transfers to the buyer.
As of December 31, 2021, we had recorded contract liabilities of $6.8 million related to deferred proceeds received from the buyers of the Park Highlands land sales and another developer for the value of land that was contributed to a master association that is consolidated by us, which was included in other liabilities on the accompanying consolidated balance sheets.

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
Impairment of Real Estate and Related Intangibles
We continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate and related intangibles may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of real estate and related intangibles may not be recoverable, we assess the recoverability by estimating whether we will recover the carrying value of the real estate and related intangibles through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, we do not believe that we will be able to recover the carrying value of the real estate and related intangibles, we would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangibles.
Projecting future cash flows involves estimating expected future operating income and expenses related to the real estate and its related intangibles as well as market and other trends. Using inappropriate assumptions to estimate cash flows could result in incorrect fair values of the real estate and its related intangibles and could result in the overstatement of the carrying values of our real estate and related intangibles and an overstatement of our net income.
Impairment of Goodwill
We continually assess whether there has been a triggering event requiring a review of goodwill. Independent appraisal valuations were performed as of September 30, 2021 for the underlying properties and we updated projected cash flows for real estate held in certain reporting units. The appraisals and projected cash flow decline represented a triggering event in the fourth quarter of 2021 to the estimated fair value of goodwill. Consequently, we recognized impairment charges of $2.8 million for changes to the fair value of the reporting unit for goodwill impairment testing purposes.
We concluded that the estimated fair value for all of the other reporting units with goodwill substantially exceeded their related carrying values and no further impairment was necessary as of December 31, 2021.
The carrying value of each reporting unit for the purpose of the goodwill impairment test is determined by considering the reporting units’ appraisals, 3-year NOI projections and other macroeconomic factors related to the reporting units. In estimating the fair value of reporting units, we applied a combination of the market approach and the income approach. Under the market approach, consideration is given to price to projected appraised value for similarly comparable real estate assets and prices paid in recent transactions that have occurred in its geographical area. Under the income approach, a discount rate is applied that reflects the risk and uncertainty related to the reporting unit’s projected net operating income, which was determined by our asset management team. In determining the estimated fair value, we relied upon the latest 3-year NOI projections, which included significant management assumptions and estimates based on our view of current and future economic conditions. Estimates of our future earnings potential, and that of the reporting units, involve considerable judgment, including management’s view on future changes in market cycles, the return-to-work environment, the anticipated result of the office sector, competitive factors and assumptions concerning the market conditions.
We engaged the services of an independent valuation specialist to assist in the valuation of certain reporting units. The results of the impairment evaluation of each reporting unit’s goodwill would be significantly impacted by adverse changes in the underlying parameters used in the valuation process. If actual outcomes or the future outlook adversely differ from management’s best estimates of the key economic assumptions and associated cash flows applied in the valuation of the reporting unit, we could potentially incur material impairment charges in the future.

Real Estate Held for Sale and Discontinued Operations
We generally consider real estate to be “held for sale” when the following criteria are met: (i) management commits to a plan to sell the property, (ii) the property is available for sale immediately, (iii) the property is actively being marketed for sale at a price that is reasonable in relation to its current fair value, (iv) the sale of the property within one year is considered probable and (v) significant changes to the plan to sell are not expected. Real estate that is held for sale and its related assets are classified as “real estate held for sale” and “assets related to real estate held for sale,” respectively, for all periods presented in the accompanying consolidated financial statements. Notes payable and other liabilities related to real estate held for sale are classified as “notes payable related to real estate held for sale” and “liabilities related to real estate held for sale,” respectively, for all periods presented in the accompanying consolidated financial statements. Real estate classified as held for sale is no longer depreciated and is reported at the lower of its carrying value or its estimated fair value less estimated costs to sell. Additionally, with respect to properties that were classified as held for sale in financial statements prior to January 1, 2014, we record the operating results and related gains (losses) on sale as discontinued operations for all periods presented if the operations have been or are expected to be eliminated and we will not have any significant continuing involvement in the operations of the property following the sale. Operating results of properties and related gains on sale that were disposed of or classified as held for sale in the ordinary course of business during the years ended December 31, 2021, 2020 and 2019 that had not been classified as held for sale in financial statements prior to January 1, 2014 are included in continuing operations on our consolidated statements of operations.
Subsequent Events
We evaluate subsequent events up until the date the consolidated financial statements are issued.
Dividends Paid
On December 28, 2021, our board of directors authorized a special distribution in the amount of $1.17 per share on the outstanding shares of our common stock to the stockholders of record as of the close of business on December 30, 2021. The special dividend was paid in January 2022 to stockholders and consisted of $11.0 million in cash and $99.1 million in common stock.
Greenway Disposition
On January 24, 2022, we, through an indirect wholly owned subsidiary, sold two office buildings related to the Richardson Portfolio and containing 141,950 rentable square feet in Richardson, Texas (“Greenway Buildings”) to a purchaser unaffiliated with us or our advisor, for $11.0 million, before closing costs and credits. The carrying value of the Greenway Buildings as of the disposition date was $6.5 million, which was net of $3.2 million of accumulated depreciation and amortization. In connection with the sale of the Greenway Buildings, we repaid $9.1 million of the outstanding principal balance due under the mortgage loan secured by the Greenway Buildings. We recognized a gain on sale of $4.0 million related to the disposition of the Greenway Buildings.
Park Highlands Land
On November 11, 2021, we, through an indirect wholly owned subsidiary, entered into a purchase and sale agreement, as amended, to sell 238 developable acres of undeveloped land located in North Las Vegas, Nevada (“Park Highlands”) for gross sales proceeds of approximately $123.9 million, before net closing costs and credits. The due diligence period expired on February 23, 2022 and the buyer’s deposit of $13.5 million is no longer refundable. Following the sale, we are expected to own approximately 522 developable acres of Park Highlands.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to the effects of interest rate changes as a result of borrowings used to maintain liquidity, fund distributions and to fund the refinancing of our real estate investment portfolio and operations. We may also be exposed to the effects of changes in interest rates as a result of the acquisition and origination of mortgage, mezzanine, bridge and other loans and the acquisition of real estate securities. We are also exposed to the effects of foreign currency changes in Israel with respect to the 3.93% Series B Debentures issued to investors in Israel. Our profitability and the value of our investment portfolio may be adversely affected during any period as a result of interest rate changes and foreign currency changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs. We may manage interest rate risk by maintaining a ratio of fixed rate, long-term debt such that floating rate exposure is kept at an acceptable level. In addition, we may utilize a variety of financial instruments, including interest rate caps, floors, and swap agreements, in order to limit the effects of changes in interest rates on our operations. In order to limit the effects of changes in foreign currency on our operations, we may utilize a variety of foreign currency hedging strategies such as cross currency swaps, forward contracts, puts or calls. When we use these types of derivatives to hedge the risk of interest-earning assets or interest-bearing liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the funds available for payments to holders of our common stock and that the losses may exceed the amount we invested in the instruments. Additionally, certain of these strategies may cause us to fund a margin account periodically to offset changes in foreign currency rates which may also reduce the funds available for payments to holders of our common stock.
The table below summarizes the book value and the interest rate of our real estate debt securities; the notional amounts and average strike rates of our derivative instruments; and outstanding principal balance and the weighted average interest rates for our notes and bonds payable for each category based on the maturity dates as of December 31, 2021 (dollars in thousands):

	Maturity Date						Total Value
	2022	2023	2024	2025	2026	Thereafter		Fair Value
Assets
Interest rate caps, notional amount	$75,950	$51,252	$—	$—	$—	$—	$127,202	$8
Strike rate (2)	3.5%	4.0%	—%	—%	—%	—%	3.5% to 4.0%

Liabilities
Notes and Bonds Payable, principal outstanding
Fixed rate - notes and bond payable	$—	$—	$17,500	$51,303	$70,523	$—	$139,326	$140,278
Average interest rate (3)	—%	—%	4.6%	4.7%	4.0%	—%	4.4%
Fixed rate - debentures	$—	$—	$90,659	$90,659	$90,659	$—	$271,977	$274,697
Average interest rate (3)	—%	—%	3.9%	3.9%	3.9%	—%	4.2%
Variable rate	$511,964	$92,224	$—	$—	$—	$—	$604,188	$600,069
Average interest rate (3)	2.8%	1.9%	—%	—%	—%	—%	2.7%
_____________________
(1) The annual effective interest rate represents the actual interest income recognized during 2021 using the interest method, divided by the average amortized cost basis of the investments.
(2) The strike rate caps one-month LIBOR on the applicable notional amount.
(3) Average interest rate is the weighted-average interest rate. Weighted-average interest rate as of December 31, 2021 is calculated as the actual interest rate in effect at December 31, 2021 (consisting of the contractual interest rate and the effect of contractual floor rates, if applicable), using interest rate indices at December 31, 2021, where applicable.
As of December 31, 2021, we held 18.4 million Israeli new Shekels and 18.3 million Israeli new Shekels in cash and restricted cash, respectively. In addition, as of December 31, 2021, we had bonds outstanding and the related interest payable in the amounts of 844.1 million Israeli new Shekels and 13.8 million Israeli new Shekels, respectively. Foreign currency exchange rate risk is the possibility that our financial results could be better or worse than planned because of changes in foreign currency exchange rates. Based solely on the remeasurement for the year ended December 31, 2021, if foreign currency exchange rates were to increase or decrease by 10%, our net income would increase or decrease by approximately $16.4 million and $37.0 million, respectively, for the same period. The foreign currency transaction income or loss as a result of the change in foreign currency exchange rates does not take into account any gains or losses on our foreign currency collar as a result of such change, which would reduce our foreign currency exposure.

We borrow funds at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of December 31, 2021, the fair value of our Pacific Oak Strategic Opportunity BVI Series B Debentures was $274.7 million and the outstanding principal balance was $272.0 million. As of December 31, 2021, excluding the Pacific Oak Strategic Opportunity BVI Series B Debentures, the fair value of our fixed rate debt was $140.3 million and the outstanding principal balance of our fixed rate debt was $139.3 million. The fair value estimate of our Pacific Oak Strategic Opportunity BVI Series B Debentures were calculated using the quoted bond price as of December 31, 2021 on the Tel Aviv Stock Exchange of 101.0 Israeli new Shekels, respectively. The fair value estimate of our fixed rate debt was calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of December 31, 2021. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting changes in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on variable rate debt would change our future earnings and cash flows, but would not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. As of December 31, 2021, we were exposed to market risks related to fluctuations in interest rates on $604.2 million of variable rate debt outstanding. As of December 31, 2021, we had entered into two interest rate caps with a notional amount of $127.2 million that effectively limits one-month LIBOR at a range of 3.5% to 4.0% with maturity dates between September 15, 2022 and May 22, 2023. Based on interest rates as of December 31, 2021, if interest rates were 100 basis points higher or lower during the 12 months ending December 31, 2022, interest expense on our variable rate debt would increase or decrease by $6.0 million and $4.5 million, respectively.
The weighted-average interest rates of our fixed rate debt and variable rate debt as of December 31, 2021 were 4.1% and 2.7%, respectively. The interest rate and weighted-average interest rate represent the actual interest rate in effect as of December 31, 2021 (consisting of the contractual interest rate and the effect of contractual floor rates, if applicable), using interest rate indices as of December 31, 2021 where applicable.
We are exposed to financial market risk with respect to our real estate equity securities. Financial market risk is the risk that we will incur economic losses due to adverse changes in our real estate equity security prices. Our exposure to changes in real estate equity security prices is a result of our investment in these types of securities. Market prices are subject to fluctuation and, therefore, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market prices of a real estate equity security may result from any number of factors, including perceived changes in the underlying fundamental characteristics of the issuer, the relative price of alternative investments, interest rates, default rates and general market conditions. In addition, amounts realized in the sale of a particular security may be affected by the relative quantity of the real estate equity security being sold. We do not currently engage in derivative or other hedging transactions to manage our real estate equity security price risk. As of December 31, 2021, we owned real estate equity securities with a book value of $112.1 million. Based solely on the prices of real estate equity securities for the twelve months ended December 31, 2022, if prices were to increase or decrease by 10%, our net income would increase or decrease, respectively, by approximately $11.2 million.
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
In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).
Based on its assessment, our management believes that, as of December 31, 2021, our internal control over financial reporting was effective based on those criteria.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
As of the quarter ended December 31, 2021, all items required to be disclosed under Form 8-K were reported under Form 8-K.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
We will file a definitive Proxy Statement for our 2022 Annual Meeting of Stockholders (the “2022 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2022 Proxy Statement that specifically address the items required to be set forth herein are incorporated by reference.

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
The other information required by this Item is incorporated by reference from our 2022 Proxy Statement.

ITEM 11.    EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from our 2022 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference from our 2022 Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference from our 2022 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated by reference from our 2022 Proxy Statement.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)    Financial Statement Schedules
See the Index to Financial Statements at page F-1 of this report.
The following financial statement schedule is included herein at pages F-46 through F-48 of this report:
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

10.1
Advisory Agreement, by and between the Company and Pacific Oak Capital Advisors, LLC, dated November 1, 2021, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, filed November 12, 2021

10.2
Amended and Restated Advisory Agreement between Pacific Oak Residential Trust II, Inc. and Pacific Oak Residential Advisors, LLC, dated as of October 9, 2020, incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed November 13, 2020

10.3
Management Agreement between Pacific Oak Residential Trust II, Inc. and DMH Realty, LLC, dated as of August 31, 2020, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed November 13, 2020

10.4
Restricted Stock Agreement among the Company, KBS Capital Advisors LLC and Pacific Oak Capital Advisors, LLC, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed May 22, 2020

10.5
Deed of Trust, between KBS SOR (BVI) Holdings, Ltd. and Reznik Paz Nevo Trusts Ltd., incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2016, filed May 11, 2016

10.6
Amended and Restated Building Loan Agreement, between 110 William Property Investors III, LLC and Invesco CMI Investments, L.P., dated as of March 7, 2019, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2019, filed May 14, 2019

10.7
Senior Loan Agreement, between 110 William Property Investors III, LLC and Invesco CMI Investments, L.P., dated as of March 7, 2019, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2019, filed May 14, 2019

Ex.	Description

10.8
Mezzanine Loan Agreement between, 110 William Mezz III, LLC and Invesco CMI Investments, L.P., dated as of March 7, 2019, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2019, filed May 14, 2019

10.9
Mezzanine Loan Promissory Note, between 110 William Mezz III, LLC and Invesco CMI Investments, L.P., dated as of March 7, 2019, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2019, filed May 14, 2019

10.10
Senior Loan Consolidated, Amended and Restated Promissory Note, between 110 William Property Investors III, LLC and Invesco CMI Investments, L.P., dated as of March 7, 2019, incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2019, filed May 14, 2019

10.11
Building Loan Consolidated, Amended and Restated Mortgage, Assignment of Leases and Rents and Security Agreement, between 110 William Property Investors III, LLC and Invesco CMI Investments, L.P., dated as of March 7, 2019, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2019, filed May 14, 2019

10.12
Building Loan Consolidated, Amended and Restated Promissory Note, between 110 William Property Investors III, LLC and Invesco CMI Investments, L.P., dated March 7, 2019, incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2019, filed May 14, 2019

10.13
Building Loan Gap Mortgage, between 110 William Property Investors III, LLC and Invesco CMI Investments, L.P., dated March 7, 2019, incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2019, filed May 14, 2019

10.14
Building Loan Gap Note, between 110 William Property Investors III, LLC and Invesco CMI Investments, L.P., dated March 7, 2019, incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2019, filed May 14, 2019

10.15
Senior Loan Consolidated, Amended and Restated Mortgage, Assignment of Leases and Rents and Security Agreement, between 110 William Property Investors III, LLC and Invesco CMI Investments, L.P., dated as of March 7, 2019, incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2019, filed May 14, 2019

10.16
Senior Loan Gap Mortgage, between 110 William Property Investors III, LLC and Invesco CMI Investments, L.P., dated as of March 7, 2019, incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2019, filed May 14, 2019

10.17
Senior Loan Gap Note, between 110 William Property Investors III, LLC and Invesco CMI Investments, L.P., dated as of March 7, 2019, incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2019, filed May 14, 2019

10.18
Pledge and Security Agreement, between 110 William Mezz III, LLC and Invesco CMI Investments, L.P., dated as of March 7, 2019, incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2019, filed May 14, 2019

10.19
Amendment No. 1 to Restricted Stock Agreement, dated as of September 1, 2021, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, filed November 12, 2021.

21.1	Subsidiaries of the Company

23.1	Consent of Ernst & Young LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Twelfth Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.5 to the Company's Current Report on Form 8-K filed December 4, 2020

99.2	Amendment No. 1 to the Twelfth Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed August 6, 2021

99.3	Consent of Colliers International Valuation of Advisory Services, LLC

Ex.	Description

99.4	Consent of Kroll, LLC

99.5	Consent of HouseCanary, Inc.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Pacific Oak Strategic Opportunity REIT, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Pacific Oak Strategic Opportunity REIT, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a), Schedule III - Real Estate Assets and Accumulated Depreciation and Amortization (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the Audit Committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

Real estate impairment
Description of the Matter
The Company’s real estate held for investment, net and related intangible assets and liabilities totaled $1.2 billion as of December 31, 2021. As more fully described in Note 2 to the consolidated financial statements, the Company monitors if there are indicators of potential impairment which suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable. If indicators are present, the Company tests for recoverability by comparing the expected future undiscounted cash flows to the carrying amount of the asset group. If, based on this analysis, the assets are not believed to be recoverable, an impairment loss is recognized for the difference between the estimated fair value and the carrying amount. For the year ended December 31, 2021, the Company recorded $11.0 million of impairment related to its real estate held for investment.

Auditing the Company’s real estate impairment assessment was challenging due to the high degree of subjectivity in evaluating management’s identification of indicators of potential impairments and the resulting measurement of impairment when the investment is not deemed recoverable. In particular, the impairment indicators were based on qualitative and quantitative factors for the specific real estate investments. Such factors include, but were not limited to, assessment of management’s intended hold period and disposition strategy, a significant decrease in the market price of a real estate investment, a significant decline in expected operating cash flows, current industry and market trends, and other factors including bona fide purchase offers received from third parties. Management’s impairment measurement is sensitive to significant assumptions such as discount rates, capitalization rates, and revenue growth rates, all of which are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit
We performed audit procedures to test management’s identification of events or changes in circumstances that might indicate that the carrying amount of a real estate investment might not be recoverable, and to test management’s assessment of the severity of such indicators for each real estate investment. Such procedures include, among others, obtaining evidence to corroborate management’s judgments and searching for contrary evidence such as significant declines in operating results, market and economic trends, disposition strategies, natural disasters, or market effects. To test management’s assessment of fair value of the real estate determined to be impaired, we performed audit procedures that included, among others, assessing the methodologies used, testing the significant assumptions discussed above and the underlying data used by the Company in the analysis. We compared the significant assumptions used by management to current industry and economic trends and other relevant factors. As part of our procedures, we involved our valuation specialists to evaluate management’s judgments as compared to market support.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2008.
Irvine, California
March 25, 2022

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2021	2020
Assets
Real estate held for investment, net	$1,214,799	$1,258,118
Real estate held for sale, net	—	154,905
Real estate equity securities	112,096	97,903
Total real estate and real estate-related investments, net	1,326,895	1,510,926
Cash and cash equivalents	84,172	60,335
Restricted cash	21,259	13,984
Investments in unconsolidated entities	88,256	79,666
Rents and other receivables, net	21,795	22,212
Above-market leases, net	2,642	3,157
Due from affiliate	7,039	—
Prepaid expenses and other assets	19,027	19,363
Goodwill	13,534	16,342
Assets related to real estate held for sale, net	—	5,680
Total assets	$1,584,619	$1,731,665
Liabilities, mezzanine equity and equity
Notes and bonds payable related to real estate held for investment, net	$998,949	$1,004,971
Note payable related to real estate held for sale, net	—	94,097
Notes and bonds payable, net	998,949	1,099,068
Accounts payable and accrued liabilities	23,852	24,169
Due to affiliate	1,903	2,842
Below-market leases, net	4,080	5,797
Other liabilities	43,513	34,734
Redeemable common stock payable	684	864
Restricted stock payable	508	14,600
Dividends payable	11,016	—
Liabilities related to real estate held for sale, net	—	669
Total liabilities	1,084,505	1,182,743
Commitments and contingencies (Note 16)
Mezzanine equity
Restricted stock	—	11,009
Noncontrolling cumulative convertible redeemable preferred stock	15,233	15,233
Redeemable noncontrolling interest	2,822	2,968
Equity
Pacific Oak Strategic Opportunity REIT, Inc. stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 94,141,251 and 98,054,582 shares issued and outstanding as of December 31, 2021 and 2020, respectively	941	979
Additional paid-in capital	818,440	831,295
Cumulative distributions and net loss	(347,691)	(325,720)
Total Pacific Oak Strategic Opportunity REIT, Inc. stockholders’ equity	471,690	506,554
Noncontrolling interests	10,369	13,158
Total equity	482,059	519,712
Total liabilities, mezzanine equity and equity	$1,584,619	$1,731,665
See accompanying notes to consolidated financial statements.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)

	Years Ended December 31,
	2021	2020	2019
Revenues:
Rental income	$123,436	$100,199	$81,363
Hotel revenues	30,806	3,718	—
Other operating income	4,027	3,835	5,327
Interest income from real estate debt securities	—	—	369
Dividend income from real estate equity securities	9,658	6,273	6,099
Total revenues	167,927	114,025	93,158
Expenses:
Operating, maintenance, and management	42,519	33,882	29,294
Real estate taxes and insurance	20,768	15,702	12,631
Hotel expenses	20,990	3,836	—
Asset management fees to affiliate	14,012	9,982	8,158
General and administrative expenses	9,853	7,664	7,388
Foreign currency transaction loss, net	7,445	2,912	12,498
Depreciation and amortization	58,871	45,041	34,004
Interest expense	40,510	29,138	28,849
Impairment charges on real estate and related intangibles	10,971	—	—
Impairment charges on goodwill	2,808	—	—
Total expenses	228,747	148,157	132,822
Other income (loss):
Gain from remeasurement of prior equity interest	—	2,009	—
Income from NIP	—	97	—
(Loss) income from unconsolidated entities	(1,373)	1,621	6,621
Casualty-related gain (loss)	27	51	(506)
Other interest income	194	348	2,120
Gain (loss) on real estate equity securities	28,632	(14,814)	20,379
Gain (loss) on sale of real estate	30,261	(110)	34,077
(Loss) gain on extinguishment of debt	(4,757)	415	(1,106)
Transaction and related costs	(2,984)	(6,018)	(4,462)
Subordinated performance fee due upon termination to affiliate	(1,678)	1,720	(32,640)
Total other income (loss), net	48,322	(14,681)	24,483
Net loss	(12,498)	(48,813)	(15,181)
Net loss (income) attributable to noncontrolling interests	2,310	738	(2,101)
Net loss attributable to redeemable noncontrolling interest	146	56	—
Preferred stock dividends	(913)	(989)	—
Net loss attributable to common stockholders	$(10,955)	$(49,008)	$(17,282)
Net loss per common share, basic and diluted	$(0.11)	$(0.65)	$(0.26)
Weighted-average number of common shares outstanding, basic and diluted	96,967,983	75,407,976	66,443,585
See accompanying notes to consolidated financial statements.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands, except share amounts)

			Additional Paid-in Capital	Cumulative Distributions and Net Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Common Stock
	Shares	Amounts
Balance, December 31, 2018	66,822,861	$668	$547,770	$(256,984)	$291,454	$2,510	$293,964
Net (loss) income	—	—	—	(17,282)	(17,282)	2,101	(15,181)
Issuance of common stock	84,248	1	834	—	835	—	835
Transfers from redeemable common stock	—	—	9,171	—	9,171	—	9,171
Redemptions of common stock	(1,040,344)	(10)	(10,018)	—	(10,028)	—	(10,028)
Distributions declared	—	—	—	(1,721)	(1,721)	—	(1,721)
Other offering costs	—	—	(27)	—	(27)	—	(27)
Restricted Stock	—	—	5,440	—	5,440		5,440
Adjustments to redemption value of mezzanine equity restricted stock	—	—	—	(1,209)	(1,209)	—	(1,209)
Noncontrolling interest contribution	—	—	—	—	—	13	13
Distributions to noncontrolling interests	—	—		—	—	(3,869)	(3,869)
Balance, December 31, 2019	65,866,765	$659	$553,170	$(277,196)	$276,633	$755	$277,388
Net loss	—	—	—	(49,008)	(49,008)	(738)	(49,746)
Issuance of common stock	24,645	—	262	—	262	—	262
Transfers to redeemable common stock	—	—	(35)	—	(35)	—	(35)
Redemptions of common stock	(222,470)	(3)	(2,227)	—	(2,230)	—	(2,230)
Distributions declared	—	—	—	(596)	(596)	—	(596)
Other offering costs	—	—	(19)	—	(19)	—	(19)
Issuance of restricted stock	3,411,737	34	(34)	—	—	—	—
Adjustments to redemption value of mezzanine equity restricted stock	—	—	—	1,080	1,080	—	1,080
Issuance of common stock in connection with merger, inclusive of acquisition of noncontrolling interests	28,973,905	289	280,178	—	280,467	12,325	292,792
Noncontrolling interest contribution	—	—	—	—	—	844	844
Distributions to noncontrolling interests	—	—	—	—	—	(28)	(28)
Balance, December 31, 2020	98,054,582	$979	$831,295	$(325,720)	$506,554	$13,158	$519,712
Net loss	—	—	—	(10,955)	(10,955)	(2,310)	(13,265)
Transfers to redeemable common stock	—	—	180	—	180	—	180
Redemptions of common stock	(3,329,064)	(32)	(30,986)	—	(31,018)	—	(31,018)
Distributions declared	—	—	—	(11,016)	(11,016)	—	(11,016)
Other offering costs	—	—	(15)	—	(15)	—	(15)
Repurchase and change in classification of restricted stock (Note 15)	(584,267)	(6)	21,123	—	21,117	—	21,117
Noncontrolling interest contribution	—	—	—	—	—	183	183
Noncontrolling interests buyout	—	—	(3,157)	—	(3,157)	(662)	(3,819)
Balance, December 31, 2021	94,141,251	$941	$818,440	$(347,691)	$471,690	$10,369	$482,059
See accompanying notes to consolidated financial statements.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2021	2020	2019
Cash Flows from Operating Activities:
Net loss	$(12,498)	$(48,813)	$(15,181)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Impairment charges on real estate and related intangibles	10,971	—	—
Impairment charges on goodwill	2,808	—	—
Gain from remeasurement of prior equity interest	—	(2,009)	—
Casualty-related loss	(27)	—	506
Loss (income) from unconsolidated entities	1,373	(1,260)	(6,621)
Depreciation and amortization	58,871	45,041	34,004
(Gain) loss on real estate equity securities	(28,632)	14,814	(20,379)
(Gain) loss on real estate sale	(30,261)	110	(34,077)
Loss (gain) on extinguishment of debt	4,757	(415)	1,106
Subordinated performance fee due upon termination	1,678	(1,720)	32,640
Unrealized loss on interest rate caps	11	27	50
Deferred rent	(1,890)	(3,447)	(4,078)
Amortization of above- and below-market leases, net	(1,278)	(852)	(1,091)
Amortization of deferred financing costs	3,157	3,311	3,606
Interest accretion on real estate debt securities	—	—	(13)
Amortization of discount (premium) on bond and notes payable, net	2,721	602	(99)
Foreign currency transaction loss, net	7,445	2,912	12,498
Changes in assets and liabilities:
Rents and other receivables	1,390	(3,456)	(1,548)
Prepaid expenses and other assets	(1,670)	(2,465)	(5,137)
Accounts payable and accrued liabilities	(207)	(3,161)	(2,334)
Due to affiliates	(975)	(1,637)	1,606
Other liabilities	(1,716)	641	386
Net cash provided by (used in) operating activities	16,028	(1,777)	(4,156)
Cash Flows from Investing Activities:
Acquisitions of real estate, net of cash acquired	(4,818)	(18,909)	(90,266)
Cash acquired in connection with the Pacific Oak Strategic Opportunity REIT II merger	—	12,978	—
Cash paid to acquire PORT, net of cash acquired	—	—	(46,864)
Improvements to real estate	(19,038)	(21,807)	(32,472)
Proceeds from sales of real estate, net	194,711	332	141,548
Insurance proceeds received for property damages	—	—	438
Purchase of interest rate caps	(18)	(16)	(28)
Proceeds from disposition of foreign currency collar	1,198	14,125	—
Contributions to unconsolidated entities	(10,539)	(12,620)	(31,845)
Distribution of capital from unconsolidated entities	—	1,370	8,051
Investment in real estate equity securities	—	(35,971)	(15,224)
Advances to affiliate	(7,040)	—	—
Proceeds from the sale of real estate equity securities	14,439	10,964	28,033
Proceeds from principal repayment on real estate debt securities	—	—	7,750
Proceeds for future development obligations	6,203	—	—
Funding of development obligations	—	—	(134)
Net cash provided by (used in) investing activities	175,098	(49,554)	(31,013)
Cash Flows from Financing Activities:
Proceeds from notes and bonds payable	358,931	112,480	84,268
Principal and related payments on notes and bonds payable	(473,133)	(70,649)	(126,603)
Payments of deferred financing costs	(8,463)	(2,556)	(1,123)
Payments to redeem common stock	(31,018)	(2,230)	(10,028)
Payments to repurchase restricted stock	(5,656)	—	—
Payment of prepaid other offering costs	(227)	(811)	(157)
Distributions paid	—	(334)	(886)
Preferred dividends paid	(913)	(764)	—
Acquisition of noncontrolling interests	(3,819)	—	—
Noncontrolling interests contributions	183	844	13
Distributions to noncontrolling interests	—	(28)	(3,869)
Proceeds for noncontrolling preferred stock, net	—	—	15,008
Other financing proceeds, net	2,367	—	1,822
Net cash (used in) provided by financing activities	(161,748)	35,952	(41,555)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,734	1,204	2,491
Net decrease in cash, cash equivalents and restricted cash	31,112	(14,175)	(74,233)
Cash, cash equivalents and restricted cash, beginning of period	74,319	88,494	162,727
Cash, cash equivalents and restricted cash, end of period	$105,431	$74,319	$88,494
See accompanying notes to consolidated financial statements.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

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
The Company sold 56,584,976 shares of common stock in its primary offering for gross offering proceeds of $561.7 million. As of December 31, 2021, the Company had sold 6,851,969 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $76.5 million. On October 5, 2020, Pacific Oak Strategic Opportunity REIT II ("POSOR II") merged with an indirect subsidiary of the Company (the “Merger”). At the effective time of the Merger, each issued and outstanding share of POSOR II’s common stock converted into 0.9643 shares of the Company’s common stock or 28,973,906 shares. Also, as of December 31, 2021, the Company had redeemed 27,370,609 shares for $318.6 million. As of December 31, 2021, the Company had issued 25,976,746 shares of common stock in connection with special dividends. Additionally, on December 29, 2011 and October 23, 2012, the Company issued 220,994 shares and 55,249 shares of common stock, respectively, for $2.0 million and $0.5 million, respectively, in private transactions exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933. On March 27, 2020, the Company issued 3,411,737 restricted shares of its common stock (the “Restricted Stock”) to its former external advisor, KBS Capital Advisors LLC (“KBS Capital Advisors”) pursuant to a Restricted Stock Agreement, dated as of March 27, 2020 (the “Restricted Stock Agreement”). On September 1, 2021, the Company repurchased 584,267 shares of the Restricted Stock for $5.7 million and 2,254,289 shares of Restricted Stock were transferred to GKP Holding LLC (“GKP”), a company owned by Keith D. Hall and Peter McMillan III. See Note 10 for further details.
As of December 31, 2021, the Company consolidated eight office properties, one office portfolio consisting of four office buildings and 14 acres of undeveloped land, two apartment properties, two hotel properties, one residential home portfolio consisting of 1,814 single-family homes, three investments in undeveloped land with approximately 800 developable acres and owned four investments in unconsolidated joint ventures and three investments in real estate equity securities and had entered into a consolidated joint venture to develop one office/retail property.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2021
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
Liquidity
The Company generally finances its real estate investments using notes payable that are typically structured as non-course secured mortgages with maturities of approximately three to five years, with short term extension options available upon the Company meeting certain debt covenants. Each reporting period management evaluates the Company’s ability to continue as a going concern by evaluating conditions and events, including assessing the liquidity needs to satisfy upcoming debt obligations and the ability to satisfy debt covenant requirements. Through the normal course of operations and as further discussed in Note 7, the Company has $456.9 million of debt obligations coming due over the next 12-month period. In order to satisfy obligations as they mature, management will evaluate its options and may seek to utilize extension options available in the respective loan agreements, may make partial loan paydowns to meet debt covenant requirements, may seek to refinance certain debt instruments, may sell real estate equity securities to convert to cash to make principal payments, may market one or more properties for sale or may negotiate a turnover of one or more secured properties back to the related mortgage lender and remit payment for any associated loan guarantee. Historically, the Company has successfully refinanced debt instruments or utilized extension options in order to satisfy debt obligations as they come due and has not negotiated a turnover of a secured property back to a lender, though the Company may utilize such option if necessary. Based upon these plans, management believes it will have sufficient liquidity to satisfy its obligations as they come due and to continue as a going concern. There can be no assurance as to the certainty or timing of any of management’s plans. Refer to Note 7 for further discussion.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions, including fair value estimates for real estate, that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.
Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of the prior period. During the year ended December 31, 2021, the Company disposed of one office building. As a result, certain assets and liabilities were reclassified to held for sale on the consolidated balance sheets for all periods presented.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2021
Revenue Recognition
Lessor Accounting
The Company recognizes minimum rent, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related leases when collectibility is determined to be probable and records amounts expected to be received in later years as deferred rent receivable. In accordance with Topic 842, tenant reimbursements for property taxes and insurance are included in the single lease component of the lease contract (the right of the lessee to use the leased space) and therefore are accounted for as variable lease payments and are recorded as rental income on the Company’s statement of operations. In addition, the Company adopted the practical expedient available under Topic 842 to not separate nonlease components from the associated lease component and instead to account for those components as a single component if the nonlease components otherwise would be accounted for under the revenue recognition standard (Topic 606) and if certain conditions are met, specifically related to tenant reimbursements for common area maintenance which would otherwise be accounted for under the revenue recognition standard. The Company believes the two conditions have been met for tenant reimbursements for common area maintenance as (i) the timing and pattern of transfer of the nonlease components and associated lease components are the same and (ii) the lease component would be classified as an operating lease. Accordingly, tenant reimbursements for common area maintenance are also accounted for as variable lease payments and recorded as rental income on the Company’s statement of operations.
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
The Company, as a lessor, records costs to negotiate or arrange a lease that would have been incurred regardless of whether the lease was obtained, such as legal costs incurred to negotiate an operating lease, as an expense and classify such costs as operating, maintenance, and management expense on the Company’s consolidated statement of operations.
Hotel Revenues
The Company recognizes revenue for hotels as hotel revenue when earned. Revenues are recorded net of any sales or occupancy tax collected from the Company’s guests. Additionally, some of the Company’s hotel rooms are booked through independent internet travel intermediaries. If the guest pays the independent internet travel intermediary directly, revenue for the room is booked by the Company at the price the Company sold the room to the independent internet travel intermediary, less any discount or commission paid. If the guest pays the Company directly, revenue for the room is booked by the Company on a gross basis. The Company participates in frequent guest programs sponsored by the brand owners of the Company’s hotels and the Company expenses the charges associated with those programs, as incurred. Hotel operating revenues are disaggregated in Note 3 into the categories of rooms revenue, food, beverage and convention services revenue, campground revenue and other revenue to demonstrate how economic factors affect the nature, amount, timing, and uncertainty of revenue and cash flows.
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
December 31, 2021
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
Dividend Income from Real Estate Equity Securities
Dividend income from real estate equity securities is recognized on an accrual basis based on eligible shares as of the ex-dividend date.
Interest Income from Cash and Cash Equivalents
The Company recognizes interest income on its cash and cash equivalents as it is earned and records such amounts as other interest income.
Real Estate Investments
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
December 31, 2021
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
Impairment Charges on Real Estate and Related Intangibles
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangibles may not be recoverable or realized. Such indicators of potential impairment may include an assessment of management's intended hold period and disposition strategy, a significant decrease in market price, expected future undiscounted cash flows, and current industry and market trends and other factors including bona fide purchase offers received from third parties in making this assessment. When indicators of potential impairment suggest that the carrying value of real estate and related intangibles assets and liabilities may not be recoverable, the Company assesses the recoverability by estimating whether the Company will recover the carrying value of the real estate and related intangibles through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of the real estate and related intangibles, the Company would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangibles. The Company recorded an impairment loss of $11.0 million on its real estate and related intangibles during the year ended December 31, 2021. See Note 9 for further discussion. There were no impairment loss on real estate and related intangibles during the years ended December 31, 2020 and 2019.
Projecting future cash flows involves estimating expected future operating income and expenses related to the real estate and its related intangibles as well as market and other trends. Using inappropriate assumptions to estimate cash flows could result in incorrect fair values of the real estate and its related intangibles and could result in the overstatement of the carrying values of the Company’s real estate and related intangibles and an overstatement of its net income.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2021
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
Sale of Real Estate
The Company’s sales of real estate would be considered a sale of a nonfinancial asset. The Company determines it does not have a controlling financial interest in the entity that holds the asset and the arrangement meets the criteria to be accounted for as a contract, the Company would derecognize the asset and recognize a gain or loss on the sale of the real estate when control of the underlying asset transfers to the buyer.
Real Estate Equity Securities
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
Goodwill
The Company recorded goodwill during the year ended December 31, 2020 in connection with the Merger, of which $12.3 million were allocated to strategic opportunistic properties reporting segment and $4.0 million to hotels reporting segment. Goodwill represents the excess of consideration paid over the fair value of underlying identifiable net assets of business acquired. The Company's goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company takes a qualitative approach to consider whether an impairment of goodwill exists prior to quantitatively determining the fair value of the reporting unit in step one of the impairment test. The Company performs its annual assessment on October 1st. The Company recorded impairment charges on goodwill of $2.8 million for the year ended December 31, 2021. See Note 9 for further discussion. There were no impairment loss on goodwill during the year December 31, 2020.
Investments in Unconsolidated Entities
Equity Method
The Company accounts for investments in unconsolidated entities in which the Company may exercise significant influence over, but does not control, using the equity method of accounting. Under the equity method, the investment is initially recorded at cost and subsequently adjusted to reflect additional contributions or distributions and the Company’s proportionate share of equity in the joint venture’s income (loss). The Company recognizes its proportionate share of the ongoing income or loss of the unconsolidated joint venture as equity in income (loss) of unconsolidated joint venture on the consolidated statements of operations. On a quarterly basis, the Company evaluates its investment in an unconsolidated joint venture for other-than-temporary impairments. The Company did not record any other-than-temporary impairment losses related to its unconsolidated real estate entities accounted for under the equity method during the years ended December 31, 2021, 2020 and 2019.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2021
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Cash and cash equivalents are stated at cost, which approximates fair value. There were no restrictions on the use of the Company’s cash and cash equivalents as of December 31, 2021 and 2020.
The Company’s cash and cash equivalents balance exceeded federally insurable limits as of December 31, 2021. The Company monitors the cash balances in its operating accounts and adjusts the cash balances as appropriate; however, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.
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
December 31, 2021
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
On December 2, 2021, the Company’s board of directors approved an estimated value per share of the Company’s common stock of $10.68 (unaudited) based on the estimated value of the Company’s assets less the estimated value of the Company’s liabilities, or net asset value, divided by the number of shares outstanding as of September 30, 2021. Subsequently, on December 28, 2021, the Company’s board of directors declared a special dividend of $1.17 per share of the Company’s common stock to the stockholders of record as of the close of business on December 30, 2021. On January 26, 2022, the board of directors approved an updated estimated value per share of $9.51, based on the previous estimated value per share of $10.68, less the special dividend of $1.17. After giving effect to the declaration of the special dividend of $1.17 per share, the purchase price per share under the DRP was $9.51 and will commence in the first quarter of 2022.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2021
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
•In addition to the capacity from the bullet above, during the year ended December 31, 2021, the Company’s board of directors has made available $4.0 million for redemptions in connection with a stockholder's death, “qualifying disability”, or “determination of incompetence” and $30.0 million for ordinary redemptions and are carry forward until depleted. As of December 31, 2021, $0.7 million remained available for redemptions in connection with a stockholder's death, “qualifying disability”, or “determination of incompetence” and ordinary redemptions were fully depleted.
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

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2021
As of December 31, 2021, all funding for ordinary redemptions were exhausted and there were $0.7 million remaining from the $4.0 million of additional funding made available. On March 10, 2022, the Company’s board of directors approved an additional $3.0 million in funding for redemptions in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence.” Therefore, in 2022, the Company may redeem no more than $3.7 million of shares in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence.” To the extent extra capacity is available with respect to redemptions in the last month of 2022, such capacity will be made available for redemption of shares other than in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence.”
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
The Company limits the dollar value of shares that may be redeemed under the program as described above. During the year ended December 31, 2021, the Company had redeemed $31.0 million of common stock under the share redemption program. The Company processed all redemption requests received in good order and eligible for redemption through the December 2021 redemption date, except for 12,841,269 shares totaling $116.0 million due to the limitations described above. The Company recorded $0.7 million and $0.9 million of redeemable common stock payable on the Company’s balance sheet as of December 31, 2021 and 2020, respectively, related to unfulfilled redemption requests received in good order under the share redemption program. Based on the twelfth amended and restated share redemption program, the Company has $0.7 million available for redemptions during 2022, including shares that are redeemed in connection with a stockholders’ death, “qualifying disability” or “determination of incompetence,” subject to the limitations described above.
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
The Company records all related party fees as incurred, subject to any limitations described in the advisory agreement. The Company had not incurred any subordinated participation in net cash flows or subordinated incentive listing fees payable to the Advisor through December 31, 2021.
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
December 31, 2021
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
December 31, 2021
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
The Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. Neither the Company nor its subsidiaries have been assessed interest or penalties by any major tax jurisdictions. The Company’s evaluations were performed for all open tax years through December 31, 2021. As of December 31, 2021, returns for the calendar year 2017 through 2020 remain subject to examination by major tax jurisdictions.
The Company’s hotel properties are leased to wholly-owned taxable REIT subsidiaries, which in turn contracts with an independent hotel management company that manages the day-to-day operations of the Company’s hotels. Lease revenue generated from the taxable REIT subsidiary is eliminated in consolidation.
Segments
The Company operates in three reportable business segments: opportunistic real estate and real estate-related investments, single-family homes, and hotels, which is how the Company's management manages the business. In general, the Company intends to hold its investments in opportunistic real estate and other real estate-related assets for capital appreciation. Traditional performance metrics of opportunistic real estate and other real estate-related assets may not be meaningful as these investments are generally non-stabilized and do not provide a consistent stream of interest income or rental revenue. These investments exhibit similar long-term financial performance and have similar economic characteristics. These investments typically involve a higher degree of risk and do not provide a constant stream of ongoing cash flows. As a result, the Company’s management views opportunistic real estate and other real estate-related assets as similar investments and aggregated into one reportable business segment. The Company owns single-family homes in 18 markets and are all aggregated into one reportable business segment due to the homes being stabilized, having high occupancy rates and have similar economic characteristics. Additionally, the Company owns two hotels and are aggregated into one reportable business segment due to the nature of the hotel business with short-term stays.
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
The Company's unvested Restricted Stock have been included in the calculation of basic and diluted earnings per share for the years ended December 31, 2021 and 2020, as the restriction is not contingent on any conditions except the passage of time.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2021
Distributions declared per share were $1.17, $0.009 and $0.03 during the years ended December 31, 2021, 2020 and 2019, respectively.
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
Recently Issued Accounting Standards Updates
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU No. 2020-04”). ASU No. 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU No. 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the year ended December 31, 2021, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. For the period from January 1, 2020 (the earliest date the Company may elect to apply ASU No. 2020-04) through December 31, 2021, the Company did not have any contract modifications that meet the criteria described above, specifically contract modifications that have been modified from LIBOR to an alternative reference rate. The Company’s loan agreements, derivative instruments, and certain lease agreements use LIBOR as the current reference rate. For eligible contract modifications, the Company expects to adopt the temporary optional expedients described in ASU No. 2020-04. The optional expedients for hedging relationships described in ASU No. 2020-04 did not have an impact to the Company, as the Company has elected to not designate its derivative instruments as a hedge.

3.     REAL ESTATE HELD FOR INVESTMENT
As of December 31, 2021, the Company owned eight office properties, one office portfolio consisting of four office buildings and 14 acres of undeveloped land encompassing, in the aggregate, approximately 3.3 million rentable square feet. As of December 31, 2021, these properties were 72% occupied. In addition, the Company owned one residential home portfolio consisting of 1,814 single-family homes and encompassing approximately 2.5 million rental square feet and two apartment properties containing 609 units and encompassing approximately 0.5 million rentable square feet, which was 93% and 95% occupied, respectively as of December 31, 2021. The Company also owned two hotel properties with an aggregate of 649 rooms and three investments in undeveloped land with approximately 800 developable acres. Additionally, as of December 31, 2021, the Company had entered into a consolidated joint venture to develop one office/retail property. The following table summarizes the Company’s real estate held for investment as of December 31, 2021 and 2020, respectively (in thousands):

	December 31, 2021	December 31, 2020
Land	$276,946	$273,848
Buildings and improvements	1,024,919	1,019,329
Tenant origination and absorption costs	43,375	50,881
Total real estate, cost	1,345,240	1,344,058
Accumulated depreciation and amortization	(130,441)	(85,940)
Total real estate, net	$1,214,799	$1,258,118

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2021
Operating Leases
Certain of the Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of December 31, 2021, the leases, excluding options to extend apartment leases and single-family home leases, which have terms that are generally one year or less, had remaining terms of up to 15.2 years with a weighted-average remaining term of 3.9 years. Some of the leases have provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from tenants in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash and assumed in real estate acquisitions related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $6.0 million and $5.7 million as of December 31, 2021 and 2020, respectively.
During the years ended December 31, 2021, 2020 and 2019, the Company recognized deferred rent from tenants of $1.9 million, $3.4 million and $4.1 million, respectively, net of lease incentive amortization. As of December 31, 2021 and 2020, the cumulative deferred rent receivable balance, including unamortized lease incentive receivables, was $16.3 million and $19.2 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $3.3 million and $4.7 million of unamortized lease incentives as of December 31, 2021 and 2020, respectively.
As of December 31, 2021, the future minimum rental income from the Company’s properties, excluding apartment and single-family home leases, under non-cancelable operating leases was as follows (in thousands):

2022	$61,920
2023	54,119
2024	46,787
2025	36,486
2026	24,672
Thereafter	62,638
$286,622
As of December 31, 2021, the Company’s commercial real estate properties were leased to approximately 300 tenants over a diverse range of industries and geographic areas. The Company’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Professional, Scientific, and Technical Services	43	$7,736	11.9%
Public Administration	12	6,959	10.7%
Health Care and Social Assistance	16	6,834	10.5%
Insurance Carriers and Related Activities	25	6,758	10.4%
Computer Systems Design	29	6,679	10.2%
		$34,966	53.7%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2021, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
No other tenant industries accounted for more than 10% of annualized base rent. No material tenant credit issues have been identified at this time. During the years ended December 31, 2021 and 2020, the Company recorded adjustments to rental income of $3.3 million and $2.2 million, respectively, for lease payments that were deemed not probable of collection.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2021
Hotel Properties
The following table provides detailed information regarding the Company’s hotel revenues and expenses for its two hotel properties, which were acquired in the Merger on October 5, 2020 through December 31, 2020 and for the year ended December 31, 2021 (in thousands):

	Year Ended December 31, 2021	October 5, 2020 through December 31, 2020
Hotel revenues:
Room	$22,889	$2,545
Food, beverage and convention services	3,752	420
Campground	1,078	270
Other	3,087	483
Hotel revenues	$30,806	$3,718

Hotel expenses:
Room	$5,151	$801
Food, beverage and convention services	2,781	376
General and administrative	2,577	563
Sales and marketing	2,862	435
Repairs and maintenance	2,423	537
Utilities	1,082	242
Property taxes and insurance	2,162	608
Other	1,952	274
Hotel expenses	$20,990	$3,836
Contract liabilities
The following table summarizes the Company’s contract liabilities, which are comprised of hotel advanced deposits and deferred proceeds received from the buyers of the Park Highlands land sales and another developer for the value of land that was contributed to a master association that is consolidated by the Company, which are included in other liabilities in the accompanying consolidated balance sheets, as of December 31, 2021 and December 31, 2020 (in thousands):

	December 31, 2021	December 31, 2020
Contract liability	$7,313	$3,369
Revenue recognized in the period from:
Amounts included in contract liability at the beginning of the period	$159	$—
Geographic Concentration Risk
As of December 31, 2021, the Company’s real estate held for investment in California and Georgia represented 22.4% and 10.4%, respectively, of the Company’s total assets. As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the California and Georgia real estate markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.
Impairment of Real Estate
During the year ended December 31, 2021, the Company recorded impairment charges on real estate in the aggregate of $11.0 million, to write down the carrying value of 210 West 31st Street by $6.6 million, a development property located in New York, New York and Lincoln Court by $4.4 million, an office property located in Campbell, California, to their estimated fair value due to a change in the projected hold period and related decrease in projected cash flows. Such amounts were included in the accompanying consolidated statement of operations within impairment charges on real estate and related intangibles. There were no impairment charges during the years ended December 31, 2020 and 2019.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2021
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
Recent Real Estate Land Sale
On June 3, 2021, the Company sold approximately 193 developable acres of Park Highlands undeveloped land for an aggregate sales price, net of closing credits, of $50.4 million, excluding closing costs. The purchaser is not affiliated with the Company or the Advisor. The Company recognized a gain on sale of $30.0 million related to the land sale, which is net of deferred profit of $2.6 million related to proceeds received from the purchaser for the value of land that was contributed to a master association which is consolidated by the Company.
Recent Real Estate Sale
On July 27, 2021, the Company, through an indirect wholly owned subsidiary, sold an office building containing 435,177 rentable square feet located on approximately 4.92 acres of land in Orange, California (“City Tower”) to a purchaser unaffiliated with the Company or the Advisor, for $150.5 million, before closing costs and credits. The carrying value of City Tower as of the disposition date was $145.1 million, which was net of $20.5 million of accumulated depreciation and amortization. In connection with the sale of City Tower, the Company repaid $98.1 million of the outstanding principal balance due under the mortgage loan secured by City Tower. The Company recognized a gain on sale of $0.1 million related to the disposition of City Tower. As a result of the sale of City Tower, certain assets and liabilities were reclassified to held for sale on the consolidated balance sheets for the year ended December 31, 2020.

4.     TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES
As of December 31, 2021 and 2020, the Company’s tenant origination and absorption costs (included in total real estate and real estate-related investments, net), above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Cost	$43,375	$57,594	$4,138	$4,159	$(6,719)	$(8,732)
Accumulated Amortization	(20,738)	(17,088)	(1,496)	(1,002)	2,639	2,270
Net Amount	$22,637	$40,506	$2,642	$3,157	$(4,080)	$(6,462)

Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the years ended December 31, 2021, 2020 and 2019 were as follows (in thousands):

	Tenant Origination and Absorption Costs			Above-Market Lease Assets			Below-Market Lease Liabilities
	For the Years Ended December 31,			For the Years Ended December 31,			For the Years Ended December 31,
	2021	2020	2019	2021	2020	2019	2021	2020	2019
Amortization	$(15,177)	$(10,453)	$(7,036)	$(514)	$(476)	$(404)	$1,792	$1,328	$1,495

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2021
The remaining unamortized balance for these outstanding intangible assets and liabilities as of December 31, 2021 will be amortized for the years ending December 31 as follows (in thousands):

	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities	Housing Subsidy	Tax Abatements
2022	$(7,346)	$(367)	$1,381	$(71)	$(470)
2023	(5,004)	(356)	1,101	(71)	(229)
2024	(3,787)	(355)	835	(71)	(6)
2025	(2,521)	(338)	552	(71)	—
2026	(1,224)	(309)	139	(71)	—
Thereafter	(2,755)	(917)	72	(1,536)	—
	$(22,637)	$(2,642)	$4,080	$(1,891)	$(705)
Weighted-Average Remaining Amortization Period	4.6 years	8.3 years	3.5 years	26.9 years	1.6 years
As of December 31, 2021 and 2020, the Company had recorded a housing subsidy intangible asset, net of amortization, which is included in prepaid expenses and other assets in the accompanying balance sheets, of $1.9 million and $2.0 million, respectively. During the years ended December 31, 2021 and 2020, the Company recorded amortization expense of $71,000 and $17,000, respectively, related to the housing subsidy intangible asset.
Additionally, as of December 31, 2021 and 2020, the Company had recorded tax abatement intangible assets, net of amortization, on real estate investments, which are included in prepaid expenses and other assets in the accompanying balance sheets, of $0.7 million and $1.6 million, respectively. During the years ended December 31, 2021, 2020 and 2019, the Company recorded amortization expense of $0.9 million, $0.7 million, and $0.6 million related to tax abatement intangible assets, respectively.

5.     REAL ESTATE EQUITY SECURITIES
As of December 31, 2021, the Company owned three investments in real estate equity securities. The following table sets forth the number of shares owned by the Company and the related carrying value of the shares as of December 31, 2021 and December 31, 2020 (dollars in thousands):

	December 31, 2021		December 31, 2020
Real Estate Equity Security	Number of Shares Owned	Total Carrying Value	Number of Shares Owned	Total Carrying Value
Keppel Pacific Oak US REIT	64,165,352	$51,332	64,165,352	$44,274
Franklin Street Properties Corp.	6,915,089	41,145	6,915,089	30,219
Plymouth Industrial REIT, Inc.	613,085	19,619	1,560,660	23,410
	71,693,526	$112,096	72,641,101	$97,903
The following summarizes the portion of gain and loss for the period related to real estate equity securities held during the years ended December 31, 2021 and 2020 (in thousands):

	For the Years Ended December 31,
	2021	2020
Net gain (loss) recognized during the period on real estate equity securities	$28,632	$(14,814)
Less: Net gain recognized during the period on real estate equity securities sold during the period	3,036	711
Unrealized gain (loss) recognized during the reporting period on real estate equity securities still held at period end	$25,596	$(15,525)
During the years ended December 31, 2021, 2020 and 2019, the Company recognized $9.7 million, $5.3 million and $5.8 million, respectively, of dividend income from real estate equity securities.

6.    REAL ESTATE DISPOSITIONS
During the year ended December 31, 2021, the Company disposed of one office building and developable acres of undeveloped land. There were no material dispositions during the year ended December 31, 2020. During the year ended December 31, 2019, the Company disposed of one office building, one retail property and one apartment property.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2021
On July 27, 2021, the Company, through an indirect wholly owned subsidiary, sold an office building containing 435,177 rentable square feet located on approximately 4.92 acres of land in Orange, California (“City Tower”) to a purchaser unaffiliated with the Company or the Advisor, for $150.5 million, before closing costs and credits. The carrying value of City Tower as of the disposition date was $145.1 million, which was net of $20.5 million of accumulated depreciation and amortization. In connection with the sale of City Tower, the Company repaid $98.1 million of the outstanding principal balance due under the mortgage loan secured by City Tower. The Company recognized a gain on sale of $0.1 million, as well as a $0.1 million loss on extinguishment of debt related to the disposition of City Tower. As a result of the sale of City Tower, certain assets and liabilities were reclassified to held for sale on the consolidated balance sheets for the year ended December 31, 2020.
On June 3, 2021, the Company sold approximately 193 developable acres of Park Highlands undeveloped land for an aggregate sales price, net of closing credits, of $50.4 million, excluding closing costs. The purchaser is not affiliated with the Company or the Advisor. The Company recognized a gain on sale of $30.0 million related to the land sale, which is net of deferred profit of $2.6 million related to proceeds received from the purchaser for the value of land that was contributed to a master association which is consolidated by the Company.
On November 1, 2019, the Company, through an indirect wholly owned subsidiary, sold 125 John Carpenter to KORE 125 John Carpenter, LLC, a wholly owned subsidiary of the Keppel Pacific Oak US REIT (the “SREIT”). The sale price, net of closing credits, of 125 John Carpenter was $99.8 million, before third-party closing costs of approximately $0.2 million and excluding any disposition fees payable to the Company’s then-current external advisor. Prior to the sale of 125 John Carpenter, the Company owned 56,979,352 common units of the SREIT, representing a 6.89% ownership interest. On October 29, 2019, the Company purchased 7,186,000 common units of the SREIT for $5.2 million in connection with a private placement to institutional and other investors, maintaining its 6.89% ownership interest. The Company recognized a gain on sale of $16.0 million related to the disposition of 125 John Carpenter.
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

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2021
There was no real estate held for sale as of December 31, 2021 and December 31, 2020, except where the Company retrospectively reclassified 2020 real estate as held for sale due to 2021 activity. The operations of real estate properties sold and gain on sales are included in continuing operations on the accompanying statements of operations. The following table summarizes certain revenue and expenses related to these properties for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Years Ended December 31,
	2021	2020	2019
Revenues
Rental income	$8,622	$13,829	$24,190
Other operating income	532	1,027	2,080
Total revenues	$9,154	$14,856	$26,270
Expenses
Operating, maintenance, and management	$2,099	$3,777	$6,907
Real estate taxes and insurance	1,019	1,698	3,918
Asset management fees to affiliate	813	1,210	1,886
Depreciation and amortization	2,436	7,116	11,244
Interest expense	1,146	2,471	6,149
Total expenses	$7,513	$16,272	$30,104

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2021
7.     NOTES AND BONDS PAYABLE
As of December 31, 2021 and December 31, 2020, the Company’s notes and bonds payable, including notes payable related to real estate held for sale, consisted of the following (dollars in thousands):

	Book Value as of December 31, 2021	Book Value as of December 31, 2020	Contractual Interest Rate as of December 31, 2021 (1)	Interest Rate at December 31, 2021 (1)	Payment Type (2)	Maturity Date (3)
Richardson Portfolio Mortgage Loan	$28,470	$35,832	Floating Rate + 2.50%	2.60%	Principal & Interest	11/01/2022
Park Centre Mortgage Loan	26,185	26,185	Floating Rate + 1.75%	1.85%	Interest Only	06/27/2022
1180 Raymond Mortgage Loan (4)	31,070	29,848	Floating Rate + 2.25%	2.35%	Interest Only	12/01/2023
1180 Raymond Bond Payable (5)	(5)	5,870	(5)	(5)	(5)	(5)
Pacific Oak SOR (BVI) Holdings, Ltd. Series A Debentures (5)	(5)	181,198	(5)	(5)	(5)	(5)
Pacific Oak SOR (BVI) Holdings, Ltd. Series B Debentures (6)	271,978	79,078	3.93%	3.93%	(6)	01/31/2026
Crown Pointe Mortgage Loan (4)	52,315	53,072	Floating Rate + 2.60%	2.70%	Principal & Interest	02/13/2022 (7)
City Tower Mortgage Loan (4)	(5)	94,167	(5)	(5)	(5)	(5)
The Marq Mortgage Loan	61,874	62,257	Floating Rate + 1.55%	1.65%	Principal & Interest	06/06/2022
Eight & Nine Corporate Centre Mortgage Loan	48,545	47,066	Floating Rate + 1.60%	1.70%	Principal & Interest	06/08/2022
Georgia 400 Center Mortgage Loan	61,154	59,690	Floating Rate + 1.55%	1.65%	Interest Only	05/22/2023
PORT Mortgage Loan 1	51,302	51,362	4.74%	4.74%	Interest Only	10/01/2025
PORT Mortgage Loan 2	10,523	10,523	4.72%	4.72%	Interest Only	03/01/2026
PORT Mortgage Loan (5)	(5)	12,000	(5)	(5)	(5)	(5)
Battery Point Trust Mortgage Loan (5)	(5)	38,608	(5)	(5)	(5)	(5)
MetLife Loan	60,000	—	3.90%	3.90%	Interest Only	04/10/2026
Springmaid Beach Resort Mortgage Loan	55,491	57,015	Floating Rate + 2.25% (8)	5.75%	Principal & Interest	08/12/2022
Q&C Hotel Mortgage Loan	25,000	25,000	Floating Rate + 2.50% (9)	4.50%	Principal & Interest	12/23/2022
Lincoln Court Mortgage Loan (4)	34,623	34,416	Floating Rate + 1.75%	1.85%	Principal & Interest	03/01/2022 (10)
Lofts at NoHo Commons Mortgage Loan	74,536	74,536	Floating Rate + 2.18% (11)	3.93%	Interest Only	09/09/2022
210 West 31st Street Mortgage Loan (4)	8,850	15,050	Floating Rate + 3.00%	3.10%	Principal & Interest	06/16/2022
Oakland City Center Mortgage Loan	96,075	96,782	Floating Rate + 1.75%	1.85%	Principal & Interest	09/01/2022
Madison Square Mortgage Loan	17,500	16,822	4.63%	4.63%	Interest Only	10/07/2024
Total Notes and Bonds Payable principal outstanding	1,015,491	1,106,377
Net (Discount) / Premium on Notes and Bonds Payable (12)	(8,146)	(2,851)
Deferred financing costs, net	(8,396)	(4,458)
Total Notes and Bonds Payable, net	$998,949	$1,099,068
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of December 31, 2021. The interest rate is calculated as the actual interest rate in effect as of December 31, 2021 (consisting of the contractual interest rate and contractual floor rates), using interest rate indices including one-month LIBOR and BSBY at December 31, 2021, where applicable.
(2) Represents the payment type required under the loan as of December 31, 2021. Certain future monthly payments due under this loan also include amortizing principal payments. For more information of the Company’s contractual obligations under its notes and bonds payable, see five-year maturity table below.
(3) Represents the initial maturity date or the maturity date as extended as of December 31, 2021; subject to certain conditions, the maturity dates of certain loans may be extended beyond the date shown.
(4) The Company’s notes and bond’s payable are generally non-recourse. These mortgage loans have guarantees over certain balances whereby the Company would be required to make guaranteed payments in the event that the Company turned the property over to the lender. The guarantees are typically 25% of the outstanding loan balance. As of December 31, 2021, the guaranteed amount in the aggregate was $98.4 million.
(5) These loans have been paid off during the year ended December 31, 2021.
(6) See “Israeli Bond Financing” below.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2021
(7) Subsequent to December 31, 2021, the Company refinanced the Crown Pointe Mortgage Loan with Wells Fargo Bank for $53.8 million with a contractual rate of 2.30% plus a floating rate and an initial maturity date of April 1, 2025.
(8) The interest rate is variable at the higher of one-month LIBOR + 2.25% or 5.75%.
(9) The interest rate is variable at the higher of one-month LIBOR + 2.5% or 4.5%.
(10) Subsequent to December 31, 2021, the Company extended the maturity of the Lincoln Court Mortgage Loan to April 1, 2022.
(11) The floating rate is variable at the higher of one-month LIBOR or 1.75%.
(12) Represents the unamortized premium/discount on notes and bonds payable due to the above- and below-market interest rates when the debt was assumed. The discount/premium is amortized over the remaining life of the notes and bonds payable.
During the years ended December 31, 2021, 2020 and 2019, the Company incurred $40.5 million, $29.1 million and $28.8 million of interest expense, respectively. Included in interest expense for the years ended December 31, 2021, 2020 and 2019, was $3.2 million, $3.3 million and $3.6 million of amortization of deferred financing costs, respectively and $2.7 million, $0.6 million and $0.1 million of amortization of the debt discount / premium for the years ended December 31, 2021, 2020 and 2019, respectively. Additionally, during the years ended December 31, 2021, 2020 and 2019, the Company capitalized $2.1 million, $2.9 million and $2.7 million of interest, respectively, to its investments in undeveloped land.
As of December 31, 2021 and 2020, the Company’s interest payable was $6.6 million and $6.2 million, respectively.
The following is a schedule of maturities, including principal amortization payments, for all notes and bonds payable outstanding as of December 31, 2021 (in thousands):

2022	$511,964
2023	92,224
2024	108,159
2025	141,963
2026	161,181
Thereafter	—
$1,015,491

As of March 25, 2022, the Company had a total of $456.9 million of debt obligations scheduled to mature over the next 12 months. The Company has extension options with respect to $319.2 million of the debt obligations outstanding that are scheduled to mature over the next 12 months; however, the Company cannot exercise these options if not then in compliance with certain financial covenants in the loans without making a cash payment and there is no assurance that we will be able to meet these requirements. All of the Company’s debt obligations are generally non-recourse, subject to certain limited guaranty payments, as outlined in the table above, except for the Company’s Series B Debentures (as defined below). The Company plans to utilize available extension options or refinance the notes payable. The Company may also choose to market the properties for sale or may negotiate a turnover of the secured properties back to the related mortgage lender.
The Company’s notes and bonds payable contain various financial debt covenants, including minimum equity requirements and liquidity ratios. As of December 31, 2021, the Company was in compliance with all of these debt covenants with the exception that the Georgia 400 Center Mortgage Loan was not in compliance with the debt service coverage requirement. As a result of such non-compliance, the Company is required to provide a cash sweep.
Israeli Bond Financings
On March 2, 2016, Pacific Oak Strategic Opportunity BVI filed a final prospectus with the Israel Securities Authority for a proposed offering of up to 1,000,000,000 Israeli new Shekels of the Series A debentures (“Series A Debentures”) at an annual interest rate not to exceed 4.25%. On March 1, 2016, Pacific Oak SOR BVI commenced the institutional tender of the Series A Debentures and accepted application for 842.5 million Israeli new Shekels. On March 7, 2016, Pacific Oak SOR BVI commenced the public tender of the Series A Debentures and accepted 127.7 million Israeli new Shekels. In the aggregate, Pacific Oak SOR BVI accepted 970.2 million Israeli new Shekels (approximately $249.2 million as of March 8, 2016) in both the institutional and public tenders at an annual interest rate of 4.25%. Pacific Oak SOR BVI issued the Debentures on March 8, 2016. The terms of the Series A Debentures require five equal annual installment principal payments on March 1st of each year from 2019 to 2023. During the year ended December 31, 2021, Pacific Oak Strategic Opportunity BVI completed the early pay off of all Series A Debentures.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2021
On February 16, 2020, Pacific Oak Strategic Opportunity BVI issued 254.1 million Israeli new Shekels (approximately $74.1 million as of February 16, 2020) of Series B debentures (the “Series B Debentures”) to Israeli investors pursuant to a public offering registered with the Israel Securities Authority. The Series B Debentures will bear interest at the rate of 3.93% per year. The Series B Debentures have principal installment payments equal to 33.33% of the face amount of the Series B Debentures on January 31st of each year from 2024 to 2026. On November 1, 2021, Pacific Oak Strategic Opportunity BVI issued additional Series B Debentures in the amount of 536.4 million Israeli new Shekels par value through a public offering. The public offering Series B Debentures were issued at a 2.6% discount resulting in a total consideration of 522.4 million Israeli new Shekels ($166.8 million as of November 1, 2021). Additionally, on November 8, 2021, Pacific Oak Strategic Opportunity BVI also issued Series B Debentures in the amount of 53.6 million Israeli new Shekels par value through a private offering. The private offering Series B Debentures were issued at a 3.1% discount resulting in a total consideration of 52.0 million Israeli new Shekels ($16.7 million as of November 8, 2021). The additional Series B Debentures have an equal level of security, pari passu, amongst themselves and between them and the initial Series B Debentures, which were initially issued, without any right of precedence or preference between any of them.
The deed of trust that governs the terms of the Series B Debentures contains various financial covenants. As of December 31, 2021, the Company was in compliance with all of these financial debt covenants.

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
The Company enters into foreign currency options and foreign currency collars to mitigate its exposure to foreign currency exchange rate movements on its bonds payable outstanding denominated in Israeli new Shekels. A foreign currency collar consists of a purchased call option to buy and a sold put option to sell Israeli new Shekels. A foreign currency collar guarantees that the exchange rate of the currency will not fluctuate beyond the range of the options’ strike prices. A foreign currency option consists of a call option to buy Israeli new Shekels. During the year ended December 31, 2021, the Company terminated the foreign currency collar and received $1.2 million. There were no foreign currency collars outstanding as of December 31, 2021 and 2020.
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
As of December 31, 2021, the Company had entered into two interest rate caps, which were not designated as hedging instruments. The following table summarizes the notional amounts and other information related to the Company’s derivative instruments as of December 31, 2021. The notional amount is an indication of the extent of the Company’s involvement in the instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

Derivative Instrument	Effective Date	Maturity Date	Notional Value	Reference Rate
Interest rate cap	09/15/2021	09/15/2022	$75,950	One-month LIBOR at 3.50%
Interest rate cap	06/21/2019	05/22/2023	$51,252	One-month LIBOR at 4.00%
The following table sets forth the fair value of the Company’s derivative instruments as well as their classification on the consolidated balance sheets as of December 31, 2021 and 2020 (dollars in thousands):

		December 31, 2021		December 31, 2020
Derivative Instruments	Balance Sheet Location	Number of Instruments	Fair Value	Number of Instruments	Fair Value
Derivative instruments not designated as hedging instruments
Interest rate caps	Prepaid expenses and other assets	2	$8	7	$1

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2021
The change in fair value of foreign currency options and collars that are not designated as cash flow hedges are recorded as foreign currency transaction gains or losses in the accompanying consolidated statements of operations. During the year ended December 31, 2021, the Company recognized a $8.6 million loss related to the foreign currency option and collars, which is shown net against $1.2 million of foreign currency transaction gain in the accompanying consolidated statements of operations as foreign currency transaction loss, net. During the year ended December 31, 2020, the Company recognized a $14.3 million gain related to the foreign currency option and collars, which is shown net against $17.2 million of foreign currency transaction loss in the accompanying consolidated statements of operations as foreign currency transaction loss, net. During the year ended December 31, 2019, the Company recognized a $4.2 million gain related to the foreign currency option and collars, which is shown net against $16.7 million of foreign currency transaction loss in the accompanying consolidated statements of operations as foreign currency transaction loss, net.
During the years ended December 31, 2021, 2020 and 2019, the Company recorded an unrealized loss of $11,000, $27,000 and $50,000 on interest rate caps, respectively, which were included in interest expense on the accompanying consolidated statements of operations.

9.     FAIR VALUE DISCLOSURES
The following were the face values, carrying amounts and fair values of the Company’s financial instruments as of December 31, 2021 and 2020, which carrying amounts do not approximate the fair values (in thousands):

	December 31, 2021			December 31, 2020
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial liabilities (Level 3):
Notes and bond payable	$743,513	$740,176	$740,347	$846,101	$842,112	$846,608
Financial liabilities (Level 1):
Pacific Oak Strategic Opportunity (BVI) Holdings, Ltd. Series A Debentures	$—	$—	$—	$181,198	$179,786	$178,450
Pacific Oak Strategic Opportunity (BVI) Holdings, Ltd. Series B Debentures	$271,978	$258,773	$274,697	$79,078	$77,170	$69,433

Disclosure of the fair value of financial instruments is based on pertinent information available to the Company as of the period end and requires a significant amount of judgment. This has made the estimation of fair values difficult and, therefore, both the actual results and the Company’s estimate of value at a future date could be materially different.
As of December 31, 2021, the Company measured the following assets at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Real estate equity securities	$112,096	$112,096	$—	$—
Asset derivative - interest rate caps	$8	$—	$8	$—
As of December 31, 2020, the Company measured the following assets at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Real estate equity securities	$97,903	$97,903	$—	$—
Asset derivative - interest rate caps	$1	$—	$1	$—

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2021
As of December 31, 2021, the Company measured the following assets at fair value on a nonrecurring basis (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Nonrecurring Basis:
Impaired real estate (1)	$97,600	$—	$—	$97,600
Impaired goodwill (1)	$13,534	$—	$—	$13,534
_____________________
(1) The fair value of these assets were assessed as of September 30, 2021.
During the year ended December 31, 2021, two of the Company’s real estate properties were measured at their estimated fair value. 210 West 31st Street was based on a sales comparison approach and Lincoln Court was based on an income approach with the significant unobservable inputs used in measuring the estimated fair value of this property including a discount rate of 7.75% and a terminal cap rate of 6.75%. During the year ended December 31, 2021, the Company recorded impairment charges on real estate in the aggregate of $11.0 million, to write down the carrying value of 210 West 31st Street and Lincoln Court to their estimated recoverable amounts.
Additionally, assumptions such as discounted cash flows, terminal capitalization rates and discount rates could be impacted by a variety of factors, including but not limited to management’s intended hold period and disposition strategy, a significant decrease in the market price of a real estate investment, a significant decline in expected operating cash flows, current industry and market trends, and other factors including bona fide purchase offers received from third parties. A change in the principal assumptions, which influences the determination of fair value, may result in a need to perform additional impairment reviews.
During the year ended December 31, 2020, the Company recorded goodwill in connection with the Merger. During the year ended December 31, 2021, due to a decline in projected cash flows for real estate held in certain reporting units, the Company determined that the carrying value of certain reporting units exceeded the estimated fair value and recognized impairment charges of $2.8 million. The determination of fair value includes numerous estimates and assumptions that are subject to risks and uncertainties. The change in the projected hold period and related decrease in projected cash flows have created additional uncertainty in forecasting the operating results and future cash flows used in our impairment analysis. The Company has made reasonable estimates and judgements. The fair value of the Company's reporting units were measured using significant unobservable inputs (Level 3), which included discounted cash flows, terminal capitalization rates and discount rates.

Balance as of December 31, 2020	$16,342
Goodwill impairment loss	(2,808)
Balance as of December 31, 2021	$13,534

10.     RELATED PARTY TRANSACTIONS
As described further below, the Company has entered into agreements with certain affiliates pursuant to which they provide services to the Company. Keith D. Hall and Peter McMillan III control and indirectly own Pacific Oak Holding Group, LLC (“Pacific Oak Holding”), the Company’s sponsor since November 1, 2019. Pacific Oak Holding is the sole owner of the Advisor. The Advisory Agreement has a one-year term subject to an unlimited number of successive one-year renewals upon the mutual consent of the parties. Messrs. Hall and McMillan are also two of the Company’s executive officers and directors.
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

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2021
In addition, along with Charles J. Schreiber, Jr., through September 1, 2021, Keith D. Hall and Peter McMillan III controlled and indirectly owned KBS Holdings LLC (“KBS Holdings”), the Company’s sponsor prior to November 1, 2019. KBS Holdings is the sole owner of KBS Capital Advisors, LLC (“KBS Capital Advisors”), the Company’s advisor prior to November 1, 2019. From the Company’s inception through October 31, 2019, KBS Capital Advisors provided day-to-day management of the Company’s business. The advisory agreement with KBS Capital Advisors terminated on October 31, 2019.
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the years ended December 31, 2021, 2020 and 2019, respectively, and any related amounts payable as of December 31, 2021 and December 31, 2020 (in thousands):

	Incurred			Payable as of December 31,
	2021	2020	2019	2021	2020
Expensed
Asset management fees	$14,012	$9,982	$8,158	$1,903	$2,837
Property management fees (1)	479	229	—	—	—
Acquisition fees on business combination (2)	—	—	1,185	—	—
Reimbursable operating expenses (3)	—	148	236	—	—
Disposition fees (4)	1,196	—	1,570	(4)	(4)
Subordinated performance fee due upon termination to affiliate (5)	1,678	(1,720)	32,640	—	—
Capitalized
Acquisition fees on real estate (2)	20	171	897	—	—
Acquisition fees on real estate equity securities	—	143	—	—	5
Acquisition fee on investment in unconsolidated entities	46	—	207	—	—
	$17,431	$8,953	$44,893	$1,903	$2,842
_____________________
(1) Property management fees are for single-family homes under the Battery Point portfolio and paid to DayMark. These fees are included in the line item “Operating, maintenance, and management cost” in the consolidated statement of operations.
(2) Acquisition fees associated with asset acquisitions are capitalized, while costs associated with business combinations expensed as incurred.
(3) The relevant advisor may seek reimbursement for certain employee costs under the relevant advisory agreement. The Company has reimbursed the relevant advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $0.2 million for the year ended December 31, 2019, respectively, and were the only employee costs reimbursed under the relevant advisory agreement during these periods. There were no employee cost reimbursements during the year ended December 31, 2021 and 2020. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the relevant advisor for certain of the Company’s direct costs incurred from third parties that were initially paid by the relevant advisor on behalf of the Company.
(4) Disposition fees with respect to real estate sold are included in the gain (loss) on sale of real estate in the accompanying consolidated statements of operations.
(5) Change in estimate of fees payable to KBS Capital Advisors due to the termination of the former advisory agreement with KBS Capital Advisors. See Note 15 for more details.
During the year ended December 31, 2021, the Company funded $7.0 million to the 353 Sacramento Joint Venture for the mortgage loan refinancing fees and recognized a due from affiliate of $7.0 million.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2021
Subordinated Participation in Net Cash Flows (payable only if the Company is not listed on a national exchange)
After investors in the Company’s offerings have received, together as a collective group, aggregate distributions (including distributions that may constitute a return of capital for federal income tax purposes) sufficient to provide (i) a return of their net invested capital, or the amount calculated by multiplying the total number of shares purchased by stockholders by the issue price, reduced by any amounts to repurchase shares pursuant to the Company’s share redemption program, (ii) a 7.0% per year cumulative, noncompounded return on such net invested capital, and (iii) $36.3 million, which is the grant date value of the restricted stock issued to the Company’s former advisor, KBS Capital Advisors, LLC, in connection with its termination on October 31, 2019 (the “KBS Termination Fee Payout”), the Advisor is entitled to receive 15.0% of the Company’s net cash flows, whether from continuing operations, net sale proceeds or otherwise. Net sales proceeds means the net cash proceeds realized by the Company after deduction of all expenses incurred in connection with a sale, including disposition fees paid to the Advisor. The 7.0% per year cumulative, noncompounded return on net invested capital is calculated on a daily basis. In making this calculation, the net invested capital is reduced to the extent distributions in excess of a cumulative, noncompounded, annual return of 7.0% are paid (from whatever source), except to the extent such distributions would be required to supplement prior distributions paid in order to achieve a cumulative, noncompounded, annual return of 7.0% (invested capital is only reduced as described in this sentence; it is not reduced simply because a distribution constitutes a return of capital for federal income tax purposes). The 7.0% per year cumulative, noncompounded return is not based on the return provided to any individual stockholder. Accordingly, it is not necessary for each of the Company’s stockholders to have received any minimum return in order for the Advisor to participate in the Company’s net cash flows. In fact, if the Advisor is entitled to participate in the Company’s net cash flows, the returns of the Company’s stockholders will differ, and some may be less than a 7.0% per year cumulative, noncompounded return. This fee is payable only if the Company is not listed on an exchange.
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
December 31, 2021
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
December 31, 2021
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
On April 6, 2021, the Company, through a wholly owned subsidiary of PORT OP, acquired a single-family home portfolio consisting of 23 homes in multiple states. The portfolio was purchased from DayMark and the purchase price was $2.0 million. The Company recorded this acquisition as an asset acquisition and recorded $0.4 million to land and $1.6 million to building and improvements.
Pacific Oak Opportunity Zone Fund I
As of December 31, 2021, the Company owned 124 Class A Units in the Pacific Oak Opportunity Zone Fund I, LLC (“Pacific Oak Opportunity Zone Fund I”), which are included in investments in unconsolidated entities on the consolidated balance sheets. The Advisor is entitled to certain fees in connection with the fund. Pacific Oak Opportunity Zone Fund I will pay an acquisition fee equal to 1.5% of the purchase price of each asset (including any debt incurred or assumed and significant capital improvement costs budgeted as of the date of acquisition) with a purchase price less than or equal to $25.0 million plus 1.0% of the purchase price in excess of $25.0 million; a quarterly asset management fee equal to 0.25% of the total purchase price of all assets (including any debt incurred or assumed and significant capital improvement costs budgeted as of the date of acquisition) as of the end of the applicable quarter; and a financing fee equal to 0.5% of the original principal amount of any indebtedness they incur (reduced by any financing fee previously paid with respect to indebtedness being refinanced). In the case of investments made through joint ventures, the fees above will be determined based on the Company’s proportionate share of the investment. The Advisor is also entitled to certain distributions paid by the Pacific Oak Opportunity Zone Fund I after the Class A Members have received their preferred return. These fees and distributions have been waived for the Company’s investment. In addition, side letter agreements between the Advisor and Pacific Oak Opportunity Zone Fund I were executed on February 28, 2020 and stipulate that any asset management fees allocable to the Company and waived by Pacific Oak Capital Advisors for Pacific Oak Opportunity Zone Fund I will distributed to the Company. During both of the years ended December 31, 2021 and 2020, the Company recorded $0.6 million of waived asset management fees recorded as equity in income of unconsolidated entities, of which $0.9 million was a receivable as of December 31, 2021 and included in rents and other receivables, net on the consolidated balance sheet.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2021
PORT II
As of December 31, 2021, the Company has contributed $11.5 million in PORT II OP, LLC (“PORT II OP”), a wholly owned subsidiary of Pacific Oak Residential Trust II, Inc. ("PORT II"). On August 31, 2020, PORT II entered into an advisory agreement (as subsequently amended and restated on October 9, 2020, “PORT II Advisory Agreement”) with Pacific Oak Residential Advisors, LLC (“PORA”), an affiliate of the Advisor. Pursuant to the PORT II Advisory Agreement, PORT II has engaged PORA to act as its external advisor with respect to PORT II’s operations and assets. Because the Company has separately engaged the Advisor to manage its operations and assets, including its interests in PORT II, on November 12, 2020, the Company and the Advisor agreed to amend their advisory agreement to provide that PORT II’s operations and assets will be managed by PORA and not by the Advisor. In addition, the amendment provides that the Advisor will rebate or offset its fees under its advisory agreement with the Company to the extent of the Company’s indirect economic interest in fees paid by PORT II to PORA (which will be based on the Company’s indirect ownership of PORT II OP, which is the operating partnership of PORT II and the entity ultimately responsible for PORT II’s administrative expenses).
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
PORT II is a Maryland corporation formed and sponsored by the Advisor to acquire, own and operate single-family homes as rental properties.

11.     INVESTMENT IN UNCONSOLIDATED ENTITIES
As of December 31, 2021 and 2020, the Company’s investments in unconsolidated entities were composed of the following (dollars in thousands):

	Number of Properties at December 31, 2021			Investment Balance at
Joint Venture		Location	Ownership %	December 31, 2021	December 31, 2020
110 William Joint Venture	1	New York, New York	60.0%	—	—
353 Sacramento Joint Venture	1	San Francisco, California	55.0%	49,916	49,665
Pacific Oak Opportunity Zone Fund I	3	Various	N/A	27,215	24,996
PORT II OP LP	162	Various	N/A	11,125	5,005
				$88,256	$79,666

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2021
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
As of December 31, 2021 and December 31, 2020, the book value of the Company’s investment in the 110 William Joint Venture was $0. During the year ended December 31, 2019, the 110 William Joint Venture made a $7.8 million distribution to the Company and a $5.2 million distribution to the 110 William JV Partner funded with proceeds from the 110 William refinancing. The distribution exceeded the book value of the Company’s investment in the 110 William Joint Venture, and the Company recorded the $7.8 million distribution as a gain included in equity in income of unconsolidated joint ventures during the year ended December 31, 2019. This gain was recorded because the Company determined that the distribution is not refundable and it does not have an implicit or explicit commitment to fund the 110 William Joint Venture. The Company suspended the equity method of accounting and will not record the Company's share of losses and will not record the Company's share of any subsequent income for the 110 William Joint Venture until the Company’s share of net income exceeds the gain recorded and the Company’s share of the net losses not recognized during the period the equity method was suspended. During the year ended December 31, 2021 and December 31, 2020, the Company did not receive any distributions related to its investment in the 110 William Joint Venture.
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
During the years ended December 31, 2021 and 2020, the Company made contributions of $1.1 million and $5.5 million, respectively, to the 353 Sacramento Joint Venture. During the years ended December 31, 2021 and 2020, the Company recognized a $1.1 million loss and income of $2.0 million , respectively, related to the 353 Sacramento Joint Venture.
Investment in Pacific Oak Opportunity Zone Fund I
As of December 31, 2021, the book value of the Company’s investment in Pacific Oak Opportunity Zone Fund I was $27.2 million, which includes $0.2 million of acquisition fees. As of December 31, 2021, Pacific Oak Opportunity Zone Fund I consolidated three joint venture with real estate under development. As of December 31, 2021, the Company has concluded that Pacific Oak Opportunity Zone Fund I qualifies as a Variable Interest Entity (“VIE”) because there is insufficient equity at risk to finance the entity’s activities and the entity is structured with non-substantive voting rights. The Company concluded it is not the primary beneficiary of this VIE since it does not have the power to direct the activities that most significantly impact the entity’s economic performance and will account for its investment under the equity method of accounting.
During the years ended December 31, 2021 and 2020, the Company recognized $0.9 million and $1.0 million, respectively, of losses related to this investment. The Company’s maximum exposure to loss as a result of its involvement with this VIE is limited to the carrying value of the investment in Pacific Oak Opportunity Zone Fund I which totaled $27.2 million as of December 31, 2021.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2021
PORT II
PORT II is a Maryland corporation formed and sponsored by the Advisor to acquire, own and operate single-family homes as rental properties as well as to acquire and own other interests, including mortgages on or securities related to single-family homes. As of December 31, 2021, the Company owns 600 shares of common stock of PORT II, of which the Company exercises significant influence over the operations, financial policies and decision making with respect to PORT II, but does not control. In addition, as of December 31, 2021, the Company had contributed $11.5 million in capital to PORT II OP, of which the Company owns 94.8%. As of December 31, 2021, the Company has concluded that PORT II OP qualifies as a VIE because there is insufficient equity at risk to finance the entity’s activities and the entity is structured with non-substantive voting rights. The Company concluded it is not the primary beneficiary of this VIE since it does not have the power to direct the activities that most significantly impact the entity’s economic performance and will account for its investment under the equity method of accounting. During the year ended December 31, 2021, the Company recognized $0.1 million of losses related to this investment.

12.     SUPPLEMENTAL CASH FLOW AND SIGNIFICANT NONCASH TRANSACTION DISCLOSURES
Supplemental cash flow and significant noncash transaction disclosures were as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Supplemental Disclosure of Cash Flow Information:
Interest paid, net of capitalized interest of $2,055, $2,923 and $2,565 for the years ended December 31, 2021, 2020 and 2019, respectively	$34,240	$23,765	$25,703
Supplemental Disclosure of Significant Noncash Transactions:
Assets acquired in the Merger	—	635,825	—
Liabilities assumed in the Merger	—	359,375	—
Assets acquired in the Battery Point acquisition	—	56,572	—
Liabilities assumed in the Battery Point acquisition	—	37,548	—
Assets acquired in the PORT acquisition	—	—	121,316
Liabilities assumed in the PORT acquisition	—	—	64,682
Acquisition fees due to affiliates on investment in unconsolidated entities	—	—	137
Accrued improvements to real estate	2,660	2,733	5,302
Redeemable common stock payable	684	864	829
Restricted stock payable	508	14,600	16,320
Dividends declared, but not yet paid	11,016	—	—
PPP notes forgiveness	1,500	—	—
Mezzanine equity in connection with subordinated performance fee due upon termination	—	—	10,880
Restricted stock (additional paid in capital) in connection with subordinated performance fee due upon termination	—	—	5,440
Mortgage loan assumed by buyer in connection with sale of real estate	—	—	23,663
Redemptions of Series B Preferred Stock in exchange for Series A-3 Preferred Units	—	—	2,992
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	—	—	829

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2021
13.    REPORTING SEGMENTS
The Company recognizes three reporting segments for the years ended December 31, 2021 and 2020 and consists of strategic opportunistic properties, single-family homes and hotels. All corporate related costs are included in the strategic opportunistic properties segment to align with how financial information is presented to the chief operating decision maker. The selected financial information for the reporting segments for the years ended December 31, 2021, 2020 and 2019 is as follows (in thousands):

	Year Ended December 31, 2021
	Strategic Opportunistic Properties	Single-Family Homes	Hotel Properties	Total
Total revenues	$115,167	$21,954	$30,806	$167,927
Total expenses	(172,215)	(25,979)	(30,553)	(228,747)
Total other income	46,959	74	1,289	48,322
Net loss	$(10,089)	$(3,951)	$1,542	(12,498)

	Year Ended December 31, 2020
	Strategic Opportunistic Properties	Single-Family Homes	Hotel Properties	Total
Total revenues	$93,252	$17,055	$3,718	$114,025
Total expenses	(122,621)	(19,332)	(6,204)	(148,157)
Total other (loss) income	(15,045)	(51)	415	(14,681)
Net loss	$(44,414)	$(2,328)	$(2,071)	$(48,813)

	Year Ended December 31, 2019
	Strategic Opportunistic Properties	Single-Family Homes	Hotel Properties	Total
Total revenues	$91,351	$1,807	$—	$93,158
Total expenses	(130,448)	(2,374)	—	(132,822)
Total other income (loss)	28,944	(4,461)	—	24,483
Net loss	$(10,153)	$(5,028)	$—	$(15,181)
Total assets related to the three reporting segments as of December 31, 2021 and 2020 are as follows (in thousands):

	December 31, 2021
	Strategic Opportunistic Properties	Single-Family Homes	Hotel Properties	Total
Total assets (1)	$1,223,122	$211,050	$150,447	$1,584,619
Goodwill (1)	9,489	—	4,045	13,534
_____________________
(1) During the year ended December 31, 2021, the Company recorded impairment charges on real estate and related intangibles and on goodwill of $11.0 million and $2.8 million, respectively, related to the Strategic Opportunistic Properties segment.

	December 31, 2020
	Strategic Opportunistic Properties	Single-Family Homes	Hotel Properties	Total
Total assets	$1,404,509	$182,486	$144,670	$1,731,665
Goodwill	12,297	—	4,045	16,342

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2021
14.    PORT MEZZANINE EQUITY
The Company has authorized and issued preferred stock from a wholly owned subsidiary. The Company has elected to use the measurement method described under ASC 480-10-S99-3A, paragraph 15(b), resulting in the preferred stock being classified in mezzanine equity and measured based on the estimated future redemption value as of December 31, 2021, 2020 and 2019.
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
The following is a reconciliation of the Company’s noncontrolling cumulative convertible redeemable preferred stock for the years ended December 31, 2019, 2020 and 2021:

	Series A Preferred Stock		Series B Preferred Stock
	Shares	Amounts	Shares	Amounts
Issuance of preferred stock	15,000	$15,000	125	$125
Other offering costs	—	(91)	—	(26)
Balance, December 31, 2019	15,000	14,909	125	99
Dividends Available Upon Redemption	—	973	—	16
Dividends Paid	—	(748)	—	(16)
Balance, December 31, 2020	15,000	15,134	125	99
Dividends Available Upon Redemption	—	897	—	16
Dividends Paid	—	(897)	—	(16)
Balance, December 31, 2021	15,000	$15,134	125	$99

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

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2021
The Company acquired Battery Point by acquiring all the 1,000,000 outstanding shares of Battery Point common stock from BPT Holdings, LLC (“BPT Holdings”), a partially owned subsidiary of the Advisor. The Advisor is the Company’s external advisor and is owned and controlled by Keith D. Hall, the Company’s Chief Executive Officer and a director, and Peter M. McMillan, the Company’s President and Chairman of the Board. In exchange, BPT Holdings received 510,816 common equity units in PORT OP, approximately 4.5% of the outstanding common equity units, as of July 1, 2020. The value of the interests exchanged was estimated by the participants at approximately $3.0 million. The common equity units issued to BPT Holdings are redeemable after one year at the request of BPT Holdings for all or a portion of the common equity units at a redemption price equal to and in the form of cash based on the unit price of PORT OP. The following table summarizes the redeemable non-controlling interest activity related to the PORT OP equity units held by BPT Holdings for the year ended December 31, 2021 (in thousands):

December 31, 2020	$2,968
Net loss attributable to redeemable noncontrolling interest	(146)
December 31, 2021	$2,822

15.    RESTRICTED STOCK
On March 27, 2020, the Company issued 3,411,737 restricted shares to KBS Capital Advisors in connection with the subordinated performance fee due upon termination (the “Restricted Stock”) pursuant to the Restricted Stock Agreement. The Restricted Stock was to vest on November 1, 2021.
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
For the year ended December 31, 2021, the Company recorded $1.7 million subordinated performance fee due upon termination to affiliate expense to record the Restricted Stock at fair value. The fair value of the Restricted Stock was estimated based on the Company's NAV, adjusted for a lack of marketability discount. As of December 31, 2021, the Company measured the Restricted Stock at its fair value of $8.51 per share.

16.    COMMITMENTS AND CONTINGENCIES
In connection with the Merger, the Company acquired two hotels, Springmaid Beach Resort and Q&C Hotel. The operation for both hotels are externally managed by third-party hotel operators, in which the Company have contractual obligations under the management agreements.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2021
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
During the year ended December 31, 2021, the Company incurred $0.8 million of fees related to the management agreement, which are included in hotel expenses on the accompanying consolidated statements of operations.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2021
Q&C Hotel
A wholly owned subsidiary of the joint venture through which the Company leases the operations of the Q&C Hotel (“Q&C Hotel Operations”) has entered into a management agreement with Encore Hospitality, LLC (“Encore Hospitality”), an affiliate of the joint venture partner, pursuant to which Encore Hospitality will manage and operate the Q&C Hotel. The management agreement expires on December 17, 2035. Subject to certain conditions, Encore Hospitality may extend the term of the agreement for a period of five years. Pursuant to the management agreement Encore Hospitality will receive a base fee, which is 4.0% of gross revenue (as defined in the management agreement). During the year ended December 31, 2021 the Company incurred $0.2 million of fees related to the management agreement, which are included in hotel expenses on the accompanying consolidated statements of operations.
Q&C Hotel Operations has also entered into a franchise agreement with Marriott International (“Marriott”) pursuant to which Marriott has granted Q&C Hotel Operations a limited, non-exclusive license to establish and operate the Q&C Hotel using certain of Marriott’s proprietary marks and systems and the hotel was branded as a Marriott Autograph Collection hotel on May 25, 2016. The franchise agreement will expire on May 25, 2041. Pursuant to the franchise agreement, Q&C Hotel Operations pays Marriott a monthly franchise fee equal to a percent of gross room sales on a sliding scale that is initially 2% and increases to 5% on May 25, 2019 and a monthly marketing fund contribution fee equal to 1.5% of the Q&C Hotel’s gross room sales. In addition, the franchise agreement requires the maintenance of a reserve account to fund all renovations at the hotel based on a percentage of gross revenues which starts at 2% of gross revenues and increases to 5% of gross revenues on May 25, 2019. Q&C Hotel Operations is also responsible for the payment of certain other fees, charges and costs as set forth in the agreement. During the year ended December 31, 2021, the Company incurred $0.5 million of fees related to the Marriott franchise agreement, which are included in hotel expenses on the accompanying consolidated statement of operations.
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
Lease Obligations
In connection with the Merger, the Company acquired the rights to a leasehold interest with respect to 210 West 31st Street, which was accounted for as a finance lease. As of December 31, 2021 and 2020, the Company's lease included in the consolidated balance sheet as follows:

	December 31,
	2021	2020
Right-of-use asset (included in real estate held for investment, net)	$8,074	$9,258
Lease obligation (included in other liabilities)	9,360	9,274

Remaining lease term	92.0 years	93.0 years
Discount rate	4.8%	4.8%

The components of lease expense were as follows:
Interest on lease obligation	501	107

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2021
As of December 31, 2021, the Company had a leasehold interest expiring on 2114. Future minimum lease payments owed by the Company under the finance lease as of December 31, 2021 are as follows (in thousands):

2022	$360
2023	360
2024	360
2025	393
2026	396
Thereafter	52,167
Total expected minimum lease obligations	54,036
Less: Amount representing interest (1)	(44,676)
Present value of net minimum lease payments (2)	$9,360
_____________________
(1) Interest includes the amount necessary to reduce the total expected minimum lease obligations to present value calculated at the Company’s incremental borrowing rate at acquisition.
(2) The present value of net minimum lease payments are presented in other liabilities in the accompanying consolidated balance sheets.
Paycheck Protection Program
On February 10, 2021 and March 13, 2021, the Company, through wholly owned subsidiaries of joint ventures, entered into Paycheck Protection Program Promissory (“PPP”) notes for the Q&C Hotel and Springmaid Beach Resort and received funding of $0.6 million and $1.8 million, respectively. The PPP notes are supplementing payroll costs for the third-party managers of the joint ventures. In accordance with the requirements of the CARES Act, at least 60% of the proceeds used to date have been used to pay eligible payroll costs. Under the requirements of the CARES Act, the loan may be fully forgiven if (i) proceeds are used to pay eligible payroll costs, rent, mortgage interest and utilities and (ii) full-time employee headcount and salaries are either maintained during the applicable twenty-four-week period after loan origination. Any forgiveness of the loan will be subject to approval by the U.S. Small Business Administration (the “SBA”) and will require the Company to apply for such treatment in the future. While the Company may apply for forgiveness of the PPP notes in accordance with the requirements and limitations under the CARES Act and the SBA regulations and requirements, no assurance can be given that any portion of the PPP notes will be forgiven. On July 6, 2021, the SBA approved the Company’s application for forgiveness of the Springmaid Beach Resort PPP note of $1.3 million. As of December 31, 2021 and December 31, 2020, the PPP notes balance was $2.4 million and $1.5 million and recorded in other liabilities in the accompanying consolidated balance sheets, respectively.
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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Although there can be no assurance, the Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations as of December 31, 2021. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities.
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

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2021
COVID-19
During the year ended December 31, 2020 and subsequent periods, efforts to slow the spread of the COVID-19 virus have had a significant impact on the U.S. economy. The Company continues to follow the policies described in Note 2, including those related to impairments of real estate assets and investments in unconsolidated entities and collectability assessments on operating lease receivables. While the Company’s current analyses did not result in any material adjustments to amounts as of and during the year ended December 31, 2021 and 2020, circumstances related to the COVID-19 pandemic may result in recording impairments, lease modifications and changes to collectability assessments in future periods.

17.     SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Dividends Paid
On December 28, 2021, the Company’s board of directors authorized a special distribution in the amount of $1.17 per share on the outstanding shares of the Company’s common stock to the stockholders of record as of the close of business on December 30, 2021. The special dividend was paid in January 2022 to stockholders and consisted of $11.0 million in cash and $99.1 million in common stock.
Greenway Disposition
On January 24, 2022, the Company, through an indirect wholly owned subsidiary, sold two office buildings related to the Richardson Portfolio and containing 141,950 rentable square feet in Richardson, Texas (“Greenway Buildings”) to a purchaser unaffiliated with the Company or the Advisor, for $11.0 million, before closing costs and credits. The carrying value of the Greenway Buildings as of the disposition date was $6.5 million, which was net of $3.2 million of accumulated depreciation and amortization. In connection with the sale of the Greenway Buildings, the Company repaid $9.1 million of the outstanding principal balance due under the mortgage loan secured by the Greenway Buildings. The Company recognized a gain on sale of $4.0 million related to the disposition of the Greenway Buildings.
Park Highlands Land
On November 11, 2021, the Company, through an indirect wholly owned subsidiary, entered into a purchase and sale agreement, as amended, to sell 238 developable acres of undeveloped land located in North Las Vegas, Nevada (“Park Highlands”) for gross sales proceeds of approximately $123.9 million, before net closing costs and credits. The due diligence period expired on February 23, 2022 and the buyer’s deposit of $13.5 million is no longer refundable. Following the sale, the Company is expected to own approximately 522 developable acres of Park Highlands.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
December 31, 2021
(dollar amounts in thousands)

				Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances	Land	Building and Improvements (1)	Total	Cost Capitalized Subsequent to Acquisition (2)	Land	Building and Improvements (1)	Total (3)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired or Foreclosed on
Real Estate Investments
Richardson Portfolio:
Palisades Central I	Richardson, TX	100.0%	(4)	$1,037	$8,628	$9,665	$5,218	$1,037	$13,846	$14,883	$(5,246)	1980	11/23/2011
Palisades Central II	Richardson, TX	100.0%	(4)	810	17,117	17,927	5,507	810	22,624	23,434	(8,119)	1985	11/23/2011
Greenway I	Richardson, TX	100.0%	(4)	561	1,170	1,731	2,024	561	3,194	3,755	(1,348)	1983	11/23/2011
Greenway III	Richardson, TX	100.0%	(4)	702	4,083	4,785	177	702	4,260	4,962	(1,813)	1983	11/23/2011
Undeveloped Land	Richardson, TX	100.0%	—	1,997	—	1,997	1,137	3,134	—	3,134	—	N/A	11/23/2011
Total Richardson Portfolio			28,470	5,107	30,998	36,105	14,063	6,244	43,924	50,168	(16,526)
Park Highlands	North Las Vegas, NV	(5)	—	17,066	—	17,066	14,581	31,647	—	31,647	—	N/A	12/30/2011
Park Centre	Austin, TX	100.0%	26,185	3,251	27,941	31,192	6,950	3,251	34,891	38,142	(10,480)	2000	03/28/2013
1180 Raymond	Newark, NJ	100.0%	31,070	8,292	37,651	45,943	1,883	8,292	39,534	47,826	(10,370)	1929	08/20/2013
Park Highlands II	North Las Vegas, NV	(5)	—	20,118	—	20,118	2,515	22,633	—	22,633	—	N/A	12/10/2013
Richardson Land II	Richardson, TX	90.0%	—	3,096	—	3,096	322	3,418	—	3,418	—	N/A	09/04/2014
Crown Pointe	Dunwoody, GA	100.0%	52,315	22,590	62,610	85,200	11,573	22,590	74,183	96,773	(18,102)	1985/1989	02/14/2017
The Marq	Minneapolis, MN	100.0%	61,874	10,387	75,878	86,265	9,866	10,387	85,744	96,131	(13,741)	1972	03/01/2018
Eight & Nine Corporate Centre	Franklin, TN	100.0%	48,545	17,401	58,794	76,195	4,588	17,401	63,382	80,783	(10,329)	2007	06/08/2018
Georgia 400 Center	Alpharetta, GA	100.0%	61,154	11,400	72,000	83,400	10,642	11,431	82,611	94,042	(11,697)	2001	05/23/2019
Springmaid Beach Resort	Myrtle Beach, Sc	90.0%	55,491	30,483	62,417	92,900	197	30,483	62,614	93,097	(2,404)	1948/1980/1992/1995/2001	10/05/2020
Q&C Hotel	New Orleans, LA	90.0%	25,000	2,669	41,431	44,100	188	2,669	41,619	44,288	(1,529)	1913	10/05/2020
Lincoln Court	Campbell, CA	100.0%	34,623	16,610	43,083	59,693	(7,399)	15,329	36,965	52,294	(197)	1985	10/05/2020
Lofts at NoHo Commons	North Hollywood, CA	90.0%	74,536	22,670	93,676	116,346	515	22,670	94,191	116,861	(4,862)	2007	10/05/2020
210 West 31st Street (5)	New York, NY	80.0%	8,850	—	51,358	51,358	(6,458)	—	44,900	44,900	—	(6)	10/05/2020
Oakland City Center	Oakland, CA	100.0%	96,075	24,063	180,973	205,036	(1,688)	24,063	179,285	203,348	(13,236)	1985/1990	10/05/2020
Madison Square	Phoenix, AZ	90.0%	17,500	11,570	22,544	34,114	55	11,570	22,599	34,169	(3,969)	1911/2003/2007/2008	10/05/2020

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
December 31, 2021
(dollar amounts in thousands)

				Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Number of Homes	Ownership Percent	Encumbrances	Land	Building and Improvements (1)	Total	Cost Capitalized Subsequent to Acquisition (2)	Land	Building and Improvements (1)	Total (3)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired or Foreclosed on
Single-Family Homes Portfolio:
Alabama Homes	193	96.1%	(8)	3,013	11,561	14,574	1,716	3,052	13,238	16,290	(1,093)	Various	Various
Arkansas Homes	24	96.1%	(8)	555	2,221	2,776	(24)	541	2,211	2,752	(189)	Various	Various
Delaware Homes	4	96.1%	(8)	134	537	671	81	141	611	752	(49)	Various	Various
Florida Homes	256	96.1%	(8)	5,500	34,823	40,323	3,273	5,503	38,093	43,596	(2,904)	Various	Various
Georgia Homes	70	96.1%	(8)	826	4,669	5,495	785	844	5,436	6,280	(421)	Various	Various
Iowa Homes	11	96.1%	(8)	177	705	882	152	163	871	1,034	(56)	Various	Various
Illinois Homes	282	96.1%	(8)	5,070	20,124	25,194	849	5,040	21,003	26,043	(1,733)	Various	Various
Indiana Homes	96	96.1%	(8)	1,969	7,784	9,753	256	1,941	8,068	10,009	(677)	Various	Various
Michigan Homes	48	96.1%	(8)	900	3,601	4,501	468	929	4,040	4,969	(321)	Various	Various
Mississippi Homes	18	96.1%	(8)	200	802	1,002	—	200	802	1,002	(25)	Various	Various
Missouri Homes	22	96.1%	(8)	447	1,701	2,148	64	409	1,803	2,212	(141)	Various	Various
North Carolina Homes	75	96.1%	(8)	1,462	5,851	7,313	315	1,491	6,137	7,628	(517)	Various	Various
Ohio Homes	132	96.1%	(8)	2,411	9,644	12,055	381	2,413	10,023	12,436	(841)	Various	Various
Oklahoma Homes	128	96.1%	(8)	2,360	13,184	15,544	805	2,360	13,989	16,349	(1,090)	Various	Various
South Carolina Homes	23	96.1%	(8)	572	2,289	2,861	119	601	2,379	2,980	(208)	Various	Various
Tennessee Homes	152	96.1%	(8)	2,387	10,743	13,130	1,381	2,387	12,124	14,511	(1,009)	Various	Various
Texas Homes	263	96.1%	(8)	4,497	17,464	21,961	2,099	4,497	19,563	24,060	(1,604)	Various	Various
Wisconsin Homes	17	96.1%	(8)	386	1,527	1,913	(96)	355	1,462	1,817	(121)	Various	Various
Total Single-Family Homes Portfolio	1814		121,825	32,866	149,230	182,096	12,624	32,867	161,853	194,720	(12,999)
		Total Properties		$259,639	$1,010,584	$1,270,223	$75,017	$276,945	$1,068,295	$1,345,240	$(130,441)
____________________
(1) Building and improvements includes tenant origination and absorption costs.
(2) Costs capitalized subsequent to acquisition is net of write-offs of fully depreciated/amortized assets.
(3) The aggregate cost of real estate for federal income tax purposes was $1.5 billion (unaudited) as of December 31, 2021.
(4) As of December 31, 2021, $28.5 million of debt was outstanding secured by the Richardson Portfolio.
(5) The Company acquired the rights to a leasehold interest with respect to this property. The leasehold interest expires January 31, 2114.
(6) 210 West 31st Street is a development property.
(7) The single-family homes portfolio, in aggregate are under encumbrance of $121.8 million.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
December 31, 2021
(dollar amounts in thousands)

	2021	2020	2019
Real Estate (1):
Balance at the beginning of the year	$1,517,435	$824,860	$730,962
Acquisitions	4,838	679,042	200,918
Improvements	18,966	17,103	34,435
Write-off of fully depreciated and fully amortized assets	(5,956)	(3,114)	(1,060)
Dispositions	(175,691)	(456)	(140,395)
Impairments	(14,352)	—	—

Balance at the end of the year	$1,345,240	$1,517,435	$824,860

Accumulated depreciation and amortization (1):
Balance at the beginning of the year	$104,412	$65,381	$49,842
Depreciation and amortization expense	55,882	42,159	31,961
Write-off of fully depreciated and fully amortized assets	(5,956)	(3,114)	(1,060)
Dispositions	(20,516)	(14)	(15,362)
Impairments	(3,381)	—	—
Balance at the end of the year	$130,441	$104,412	$65,381
____________________
(1) Amounts include real estate held for sale.

ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on March 25, 2022.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.

By:	/s/ Keith D. Hall
Keith D. Hall
Chief Executive Officer and Director (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ KEITH D. HALL	Chief Executive Officer and Director (principal executive officer)	March 25, 2022
Keith D. Hall
/s/ PETER MCMILLAN III	Chairman of the Board, President and Director	March 25, 2022
Peter McMillan III
/s/ MICHAEL A. BENDER	Chief Financial Officer (principal financial officer)	March 25, 2022
Michael A. Bender
/s/ WILLIAM M. PETAK	Director	March 25, 2022
William M. Petak
/s/ LAURENT DEGRYSE	Director	March 25, 2022
Laurent Degryse
/s/ KENNETH G. YEE	Director	March 25, 2022
Kenneth G. Yee