Form 10-Q
period 2022-03-31
Pacific Oak Strategic Opportunity REIT, Inc.
filed 2022-05-06
CIK 1452936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

 FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
As of May 6, 2022, there were 104,420,389 outstanding shares of common stock of Pacific Oak Strategic Opportunity REIT, Inc.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
FORM 10-Q
March 31, 2022

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Real estate held for investment, net (Note 3)	$1,202,234	$1,209,243
Real estate held for sale, net	—	5,556
Real estate equity securities (Note 5)	104,575	112,096
Total real estate and real estate-related investments, net	1,306,809	1,326,895
Cash and cash equivalents	59,304	84,172
Restricted cash	38,123	21,259
Investments in unconsolidated entities (Note 10)	88,934	88,256
Rents and other receivables, net	19,775	21,795
Above-market leases, net	2,548	2,642
Due from affiliate (Note 9)	8,240	7,039
Prepaid expenses and other assets	21,028	18,108
Goodwill	13,534	13,534
Assets related to real estate held for sale, net	—	919
Total assets	$1,558,295	$1,584,619
Liabilities, mezzanine equity and equity
Notes and bonds payable related to real estate held for investment, net	$981,931	$989,879
Note payable related to real estate held for sale, net	—	9,070
Notes and bonds payable, net (Note 6)	981,931	998,949
Accounts payable and accrued liabilities	18,803	23,852
Due to affiliate (Note 9)	3,881	1,903
Below-market leases, net	3,730	4,080
Other liabilities	54,153	43,513
Redeemable common stock payable	3,064	684
Restricted stock payable	508	508
Dividends payable	—	11,016
Total liabilities	1,066,070	1,084,505
Commitments and contingencies (Note 14)
Mezzanine equity
Noncontrolling cumulative convertible redeemable preferred stock (Note 13)	15,233	15,233
Redeemable noncontrolling interest	5,006	2,822
Equity
Pacific Oak Strategic Opportunity REIT, Inc. stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 104,496,165 and 94,141,251 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	1,045	941
Additional paid-in capital	914,460	818,440
Cumulative distributions and net income	(453,770)	(347,691)
Total Pacific Oak Strategic Opportunity REIT, Inc. stockholders’ equity	461,735	471,690
Noncontrolling interests	10,251	10,369
Total equity	471,986	482,059
Total liabilities, mezzanine equity and equity	$1,558,295	$1,584,619
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2022	2021
Revenues:
Rental income	$29,382	$32,648
Hotel revenues	5,917	2,575
Other operating income	841	968
Dividend income from real estate equity securities	2,387	2,753
Total revenues	38,527	38,944
Expenses:
Operating, maintenance, and management	9,875	10,433
Real estate taxes and insurance	5,024	5,289
Hotel expenses	5,113	3,390
Asset management fees to affiliate	3,127	3,852
General and administrative expenses	2,991	1,869
Foreign currency transaction gain, net	(7,266)	(8,346)
Depreciation and amortization	12,565	17,001
Interest expense	9,563	9,941
Total expenses	40,992	43,429
Other income (loss):
Equity in (loss) income of unconsolidated entities	(679)	169
Other interest income	46	45
(Loss) gain on real estate equity securities	(7,521)	10,753
Gain on sale of real estate	3,523	21
Gain on extinguishment of debt	2,367	—
Change in subordinated performance fee due upon termination to affiliate	—	(461)
Total other (loss) income, net	(2,264)	10,527
Net (loss) income	(4,729)	6,042
Net loss attributable to noncontrolling interests	118	663
Net loss attributable to redeemable noncontrolling interest	47	32
Preferred stock dividends	(191)	(225)
Net (loss) income attributable to common stockholders	$(4,755)	$6,512
Net (loss) income per common share, basic and diluted	$(0.05)	$0.07
Weighted-average number of common shares outstanding, basic and diluted	101,419,947	98,036,134
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended March 31, 2022 and 2021
(unaudited)
(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Income (Loss)	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amounts
Balance, December 31, 2021	94,141,251	$941	$818,440	$(347,691)	$471,690	$10,369	$482,059
Net loss	—	—	—	(4,755)	(4,755)	(118)	(4,873)
Transfers to redeemable common stock	—	—	(2,380)	—	(2,380)	—	(2,380)
Redemptions of common stock	(65,165)	—	(589)	—	(589)	—	(589)
Adjustment to redemption value of mezzanine equity redeemable noncontrolling interest	—	—	—	(2,231)	(2,231)	—	(2,231)
Stock distribution issued	10,420,079	104	98,989	(99,093)	—	—	—
Balance, March 31, 2022	104,496,165	$1,045	$914,460	$(453,770)	$461,735	$10,251	$471,986

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Income (Loss)	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amounts
Balance, December 31, 2020	98,054,582	$979	$831,295	$(325,720)	$506,554	$13,158	$519,712
Net income (loss)	—	—	—	6,512	6,512	(663)	5,849
Transfers from redeemable common stock	—	—	853	—	853	—	853
Redemptions of common stock	(88,143)	—	(853)	—	(853)	—	(853)
Noncontrolling interests contributions	—	—	—	—	—	20	20
Balance, March 31, 2021	97,966,439	$979	$831,295	$(319,208)	$513,066	$12,515	$525,581
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net (loss) income	$(4,729)	$6,042
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Change in subordinated performance fee due upon termination to affiliate	—	461
Equity in loss (income) of unconsolidated entities	1,560	(169)
Depreciation and amortization	12,565	17,001
Loss (gain) on real estate equity securities	7,521	(10,753)
Gain on sale of real estate	(3,523)	(21)
Gain on extinguishment of debt	(2,367)	—
Unrealized (gain) loss on interest rate caps	(55)	13
Deferred rent	(1,055)	(1,085)
Amortization of above- and below-market leases, net	(256)	(326)
Amortization of deferred financing costs	680	813
Amortization of discount on bond and notes payable	1,016	482
Foreign currency transaction gain, net	(7,266)	(8,346)
Changes in assets and liabilities:
Rents and other receivables	2,937	349
Prepaid expenses and other assets	(3,355)	(1,857)
Accounts payable and accrued liabilities	(4,983)	(6,358)
Due to affiliates	1,978	2,223
Other liabilities	(353)	220
Net cash provided by (used in) operating activities	315	(1,311)
Cash Flows from Investing Activities:
Acquisitions of real estate	—	(2,037)
Improvements to real estate	(4,888)	(4,434)
Proceed from sales of real estate, net	398	166
Investment in unconsolidated entities	(1,500)	(1,180)
Distributions of capital from unconsolidated entities	142	—
Purchase of interest rate caps	(506)	(18)
Escrow deposits for future real estate sales	13,500	—
Advance to affiliate	(1,201)	—
Proceeds from the sale of real estate equity securities	—	14,439
Net cash provided by investing activities	5,945	6,936
Cash Flows from Financing Activities:
Proceeds from notes payable	53,758	97,125
Principal payments on notes payable	(55,066)	(61,300)
Payments of deferred financing costs	(861)	(1,054)
Payments to redeem common stock	(589)	(853)
Payment of prepaid other offering costs	—	(32)
Distributions paid	(11,016)	—
Preferred dividends paid	(191)	(225)
Noncontrolling interests contributions	—	20
Other financing proceeds	—	2,367
Net cash (used in) provided by financing activities	(13,965)	36,048
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(299)	(1,881)
Net (decrease) increase in cash, cash equivalents and restricted cash	(8,004)	39,792
Cash, cash equivalents and restricted cash, beginning of period	105,431	74,319
Cash, cash equivalents and restricted cash, end of period	$97,427	$114,111
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2021. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the SEC.
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the FASB Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2022
(unaudited)
Liquidity
The Company generally finances its real estate investments using notes payable that are typically structured as non-course secured mortgages with maturities of approximately three to five years, with short term extension options available upon the Company meeting certain debt covenants. Each reporting period management evaluates the Company’s ability to continue as a going concern by evaluating conditions and events, including assessing the liquidity needs to satisfy upcoming debt obligations and the ability to satisfy debt covenant requirements. Through the normal course of operations and as further discussed in Note 6, the Company has $444.0 million of debt obligations coming due over the next 12-month period. In order to satisfy obligations as they mature, management will evaluate its options and may seek to utilize extension options available in the respective loan agreements, may make partial loan paydowns to meet debt covenant requirements, may seek to refinance certain debt instruments, may sell real estate equity securities to convert to cash to make principal payments, may market one or more properties for sale or may negotiate a turnover of one or more secured properties back to the related mortgage lender and remit payment for any associated loan guarantee. Historically, the Company has successfully refinanced debt instruments or utilized extension options in order to satisfy debt obligations as they come due and has not negotiated a turnover of a secured property back to a lender, though the Company may utilize such option if necessary. Based upon these plans, management believes it will have sufficient liquidity to satisfy its obligations as they come due and to continue as a going concern. There can be no assurance as to the certainty or timing of any of management’s plans. Refer to Note 6 for further discussion.
Reclassifications
Certain prior period amounts have been reclassified to conform to our current period presentation. In that regard, we have reclassified held for sale activity related to dispositions in our consolidated balance sheets as of December 31, 2021.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.
Restricted Cash
Restricted cash is comprised of escrow deposits for future real estate sales and lender impound reserve accounts on the Company’s borrowings for security deposits, property taxes, insurance, debt service obligations and capital improvements and replacements.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2022
(unaudited)
Per Share Data
We determine basic earnings per share and basic earnings per unit based on the weighted average number of shares of common stock or units, as applicable, outstanding during the period and we consider any participating securities, including unvested restricted stock, for purposes of applying the two-class method. We determine diluted earnings per share and diluted earnings per unit based on the weighted average number of shares of common stock or units, as applicable, outstanding combined with the incremental weighted average number of shares or units, as applicable, that would have been outstanding assuming all potentially dilutive securities were converted into shares of common stock or units, as applicable, at the earliest date possible. The noncontrolling Series A convertible redeemable preferred shares of Pacific Oak Residential Trust, Inc. (“PORT”) were not included as the shares are contingent on PORT being public.
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
Recently Issued Accounting Standards Updates
On March 12, 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting, and on January 11, 2021, issued ASU 2021-01, Reference Rate Reform (Topic 848) – Scope, both of which provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference LIBOR or other reference rates expected to be discontinued because of reference rate reform. These ASUs are effective through December 31, 2022. The Company has not adopted any of the optional expedients or exceptions through March 31, 2022, but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period as circumstances evolve

3. REAL ESTATE HELD FOR INVESTMENT
As of March 31, 2022, the Company owned eight office properties, one office portfolio consisting of two office buildings and 14 acres of undeveloped land, encompassing, in the aggregate, approximately 3.2 million rentable square feet. As of March 31, 2022, these properties were 73% occupied. In addition, the Company owned one residential home portfolio consisting of 1,814 single-family homes and encompassing approximately 2.5 million rental square feet and two apartment properties, containing 609 units and encompassing approximately 0.5 million rentable square feet, which was 92% and 96% occupied, respectively as of March 31, 2022. As of March 31, 2022, the Company also owned two hotel properties with an aggregate of 649 rooms and three investments in undeveloped land with approximately 800 developable acres and one office/retail development property. The following table summarizes the Company’s real estate held for investment as of March 31, 2022 and December 31, 2021, respectively (in thousands):

	March 31, 2022	December 31, 2021
Land	$276,608	$275,683
Buildings and improvements	1,021,399	1,017,465
Tenant origination and absorption costs	42,159	43,375
Total real estate, cost	1,340,166	1,336,523
Accumulated depreciation and amortization	(137,932)	(127,280)
Total real estate, net	$1,202,234	$1,209,243

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2022
(unaudited)
Operating Leases
Certain of the Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of March 31, 2022, the leases, excluding options to extend, apartment leases and single-family home leases, which have terms that are generally one year or less, had remaining terms of up to 13.3 years with a weighted-average remaining term of 3.8 years. Some of the leases have provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from tenants in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash and assumed in real estate acquisitions related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets totaled $6.8 million and $6.0 million as of March 31, 2022 and December 31, 2021, respectively.
During both of the three months ended March 31, 2022 and 2021, the Company recognized deferred rent from tenants of $1.1 million, net of lease incentive amortization. As of March 31, 2022 and December 31, 2021, the cumulative deferred rent receivable balance, including unamortized lease incentive receivables, was $16.7 million and $16.3 million, respectively, and is included in rents and other receivables on the accompanying consolidated balance sheets. The cumulative deferred rent balance included $3.0 million and $3.3 million of unamortized lease incentives as of March 31, 2022 and December 31, 2021, respectively.
As of March 31, 2022, the future minimum rental income from the Company’s properties, excluding apartment leases, under non-cancelable operating leases was as follows (in thousands):

April 1, 2022 through December 31, 2022	$46,626
2023	55,716
2024	49,067
2025	38,581
2026	26,872
Thereafter	62,406
$279,268

As of March 31, 2022, the Company’s commercial real estate properties were leased to approximately 300 tenants over a diverse range of industries and geographic areas. The Company’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Professional, Scientific, and Technical Services	44	$8,375	12.8%
Public Administration	12	7,592	11.6%
Computer Systems Design	28	6,971	10.6%
		$22,938	35.0%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of March 31, 2022, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2022
(unaudited)
Hotel Properties
The following table provides detailed information regarding the Company’s hotel revenues for its two hotel properties during the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Hotel revenues:
Room	$4,295	$1,673
Food, beverage and convention services	280	296
Campground	793	243
Other	549	363
Hotel revenues	$5,917	$2,575

Contract liabilities
The following table summarizes the Company’s contract liabilities, which are comprised of hotel advanced deposits and deferred proceeds received from the buyers of the Park Highlands land sales and another developer for the value of land that was contributed to a master association that is consolidated by the Company, which are included in other liabilities in the accompanying consolidated balance sheets, as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Contract liability	$20,946	$7,313
Revenue recognized in the period from:
Amounts included in contract liability at the beginning of the period	$134	$159

Geographic Concentration Risk
As of March 31, 2022, the Company’s real estate investments in California and Georgia represented 23.0% and 10.4%, respectively, of the Company’s total assets. As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the California real estate markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.
Recent Real Estate Sale
On January 24, 2022, the Company, through an indirect wholly owned subsidiary, sold two office buildings related to the Richardson Portfolio and containing 141,950 rentable square feet in Richardson, Texas (“Greenway Buildings”) to a purchaser unaffiliated with the Company or the Advisor (as defined in Note 9), for $11.0 million, before closing costs and credits. The carrying value of the Greenway Buildings as of the disposition date was $5.6 million, which was net of $3.2 million of accumulated depreciation and amortization. In connection with the sale of the Greenway Buildings, the Company repaid $9.1 million of the outstanding principal balance due under the mortgage loan secured by the Greenway Buildings. The Company recognized a gain on sale of $3.6 million related to the disposition of the Greenway Buildings, net of closing costs and adjustments. As a result of the sale of the Greenway Buildings, certain assets and liabilities were reclassified to held for sale on the consolidated balance sheets as of December 31, 2021.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2022
(unaudited)
Park Highlands Land Purchase and Sale Contract
The Company enters into land purchase and sale contracts to dispose of Park Highlands developed and undeveloped land. Under these contracts, the Company will receive a stated deposit from the buyer, held in escrow, in consideration for the right, but not the obligation, to purchase the land at a future point in time with predetermined terms. After a contractually specified date, the deposits are not refundable even in the event the contract terminates, at which point the Company records restricted cash and other liabilities on the consolidated balance sheets.
On November 11, 2021, the Company, through an indirect wholly owned subsidiary, entered into a purchase and sale agreement, as amended, to sell 234 (previously 238 and amended to reduce by 4 acres) developable acres of undeveloped land located in North Las Vegas, Nevada (“Park Highlands”) for gross sales proceeds of approximately $124.5 million, before closing costs and credits. The due diligence period expired on February 23, 2022 and the buyer’s deposit of $13.5 million is no longer refundable. This deposit is held in an escrow account and will become available once the sale is completed. Following the sale, the Company is expected to own approximately 526 developable acres of Park Highlands. Of the 234 acres, 163 acres are scheduled to sell in 2022 and the remainder in 2023. Actions are required by the Company to complete the planned sale.

4. TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES
As of March 31, 2022 and December 31, 2021, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Cost	$42,159	$43,375	$4,138	$4,138	$(6,622)	$(6,719)
Accumulated Amortization	(21,976)	(20,738)	(1,590)	(1,496)	2,892	2,639
Net Amount	$20,183	$22,637	$2,548	$2,642	$(3,730)	$(4,080)

Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three months ended March 31, 2022 and 2021 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended March 31,		For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2022	2021	2022	2021	2022	2021
Amortization	$(2,490)	$(5,222)	$(94)	$(234)	$350	$560

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2022
(unaudited)
As of March 31, 2022 and December 31, 2021, the Company had recorded a housing subsidy intangible asset, net of amortization, which is included in prepaid expenses and other assets in the accompanying balance sheets of $1.9 million. During both of the three months ended March 31, 2022 and 2021, the Company recorded amortization expense of $18,000 related to the housing subsidy intangible asset.
Additionally, as of March 31, 2022 and December 31, 2021, the Company had recorded tax abatement intangible assets, net of amortization, on real estate investments, which are included in prepaid expenses and other assets in the accompanying balance sheets, of $0.6 million and $0.7 million, respectively. During the three months ended March 31, 2022 and 2021, the Company recorded amortization expense of $0.1 million and $0.3 million related to tax abatement intangible assets, respectively.
The remaining unamortized balance for these outstanding intangible assets and liabilities as of March 31, 2022 will be amortized for the years ending December 31 as follows (in thousands):

	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities	Housing Subsidy	Tax Abatements
April 1, 2022 through December 31, 2022	$(4,875)	$(274)	$1,029	$(53)	$(352)
2023	(5,004)	(356)	1,102	(71)	(229)
2024	(3,787)	(355)	835	(71)	(6)
2025	(2,521)	(339)	552	(71)	—
2026	(1,224)	(309)	139	(71)	—
Thereafter	(2,772)	(915)	73	(1,536)	—
	$(20,183)	$(2,548)	$3,730	$(1,873)	$(587)
Weighted-Average Remaining Amortization Period	4.6 years	8.1 years	3.3 years	26.6 years	1.3 years

5. REAL ESTATE EQUITY SECURITIES
As of March 31, 2022, the Company owned three investments in real estate equity securities. The following table sets forth the number of shares owned by the Company and the related carrying value of the shares as of March 31, 2022 and December 31, 2021 (dollars in thousands):

	March 31, 2022		December 31, 2021
Real Estate Equity Security	Number of Shares Owned	Total Carrying Value	Number of Shares Owned	Total Carrying Value
Keppel Pacific Oak US REIT	64,165,352	$47,162	64,165,352	$51,332
Franklin Street Properties Corp.	6,915,089	40,799	6,915,089	41,145
Plymouth Industrial REIT, Inc.	613,085	16,614	613,085	19,619
	71,693,526	$104,575	71,693,526	$112,096

The following summarizes the portion of gain and loss for the period related to real estate equity securities held during the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Net (loss) gain recognized during the period on real estate equity securities	$(7,521)	$10,753
Less net gain recognized during the period on real estate equity securities sold during the period	—	(225)
Unrealized (loss) gain recognized during the reporting period on real estate equity securities held at the end of the period	$(7,521)	$10,528

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2022
(unaudited)
During the three months ended March 31, 2022 and 2021, the Company recognized $2.4 million and $2.8 million, respectively, of dividend income from real estate equity securities.

6. NOTES AND BONDS PAYABLE
As of March 31, 2022 and December 31, 2021, the Company’s notes and bonds payable consisted of the following (dollars in thousands):

	Book Value as of March 31, 2022	Book Value as of December 31, 2021	Contractual Interest Rate as of March 31, 2022	Effective Interest Rate at March 31, 2022 (1)	Payment Type (2)	Maturity Date (3)
Richardson Portfolio Mortgage Loan	$19,190	$28,470	Floating Rate + 2.50%	2.95%	Principal & Interest	11/01/2022
Park Centre Mortgage Loan	26,185	26,185	Floating Rate + 1.75%	2.20%	Interest Only	06/27/2022
1180 Raymond Mortgage Loan (4)	31,070	31,070	Floating Rate + 2.25%	2.70%	Interest Only	12/01/2023
Pacific Oak SOR BVI Series B Debentures (5)	264,503	271,978	3.93%	3.93%	(5)	01/31/2026
Crown Pointe Mortgage Loan	53,758	52,315	Floating Rate + 2.30%	2.75%	Interest Only	04/01/2025
The Marq Mortgage Loan	61,683	61,874	Floating Rate + 1.55%	2.00%	Principal & Interest	06/06/2022
Eight & Nine Corporate Centre Mortgage Loan	48,395	48,545	Floating Rate + 1.60%	2.05%	Principal & Interest	06/08/2022
Georgia 400 Center Mortgage Loan	61,154	61,154	Floating Rate + 1.55%	2.00%	Interest Only	05/22/2023
PORT Mortgage Loan 1	51,302	51,302	4.74%	4.74%	Interest Only	10/01/2025
PORT Mortgage Loan 2	10,523	10,523	4.72%	4.72%	Interest Only	03/01/2026
PORT MetLife Loan	60,000	60,000	3.90%	3.90%	Interest Only	04/10/2026
Springmaid Beach Resort Mortgage Loan	55,143	55,491	Floating Rate + 2.25% (6)	5.75%	Principal & Interest	08/12/2022
Q&C Hotel Mortgage Loan	25,000	25,000	Floating Rate + 2.50% (7)	4.50%	Principal & Interest	12/23/2022
Lincoln Court Mortgage Loan (4)	34,524	34,623	Floating Rate + 1.75%	2.20%	Principal & Interest	04/01/2022 (8)
Lofts at NoHo Commons Mortgage Loan	74,536	74,536	Floating Rate + 2.18% (9)	3.93%	Interest Only	09/09/2022
210 West 31st Street Mortgage Loan (4)	7,425	8,850	Floating Rate + 3.00%	3.45%	Principal & Interest	06/16/2022
Oakland City Center Mortgage Loan	95,747	96,075	Floating Rate + 1.75%	2.20%	Principal & Interest	09/01/2022
Madison Square Mortgage Loan	17,500	17,500	4.63%	4.63%	Interest Only	10/07/2024
Total Notes and Bonds Payable principal outstanding	997,638	1,015,491
Discount on Notes and Bonds Payable, net (10)	(7,130)	(8,146)
Deferred financing costs, net	(8,577)	(8,396)
Total Notes and Bonds Payable, net	$981,931	$998,949
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of March 31, 2022. Effective interest rate is calculated as the actual interest rate in effect as of March 31, 2022 (consisting of the contractual interest rate and contractual floor rates), using interest rate indices at March 31, 2022, where applicable.
(2) Represents the payment type required under the loan as of March 31, 2022. Certain future monthly payments due under this loan also include amortizing principal payments. For more information of the Company’s contractual obligations under its notes and bonds payable, see five-year maturity table below.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2022
(unaudited)
(3) Represents the initial maturity date or the maturity date as extended as of March 31, 2022; subject to certain conditions, the maturity dates of certain loans may be extended beyond the date shown.
(4) The Company’s notes and bond’s payable are generally non-recourse. These mortgage loans have guarantees over certain balances whereby the Company would be required to make guaranteed payments in the event that the Company turned the property over to the lender. The guarantees are typically 25% of the outstanding loan balance. As of March 31, 2022, the guaranteed amount in the aggregate was $23.8 million.
(5) See “Israeli Bond Financing” below.
(6) The interest rate is at the higher of one-month LIBOR + 2.25% or 5.77%.
(7) The interest rate is at the higher of one-month LIBOR + 2.5% or 4.5%.
(8) Subsequent to March 31, 2022, the Company extended the maturity date to August 1, 2022.
(9) The floating interest rate is at the higher of one-month LIBOR or 1.75%, plus 2.18% .
(10) Represents the unamortized premium/discount on notes and bonds payable due to the above- and below-market interest rates when the debt was assumed. The discount/premium is amortized over the remaining life of the notes and bonds payable.
During the three months ended March 31, 2022 and 2021, the Company incurred $9.6 million and $9.9 million, respectively, of interest expense. Included in interest expense during the three months ended March 31, 2022 and 2021 was $0.7 million and $0.8 million, respectively of amortization of deferred financing costs. Additionally, during the three months ended March 31, 2022 and 2021, the Company capitalized $0.5 million and $0.6 million, respectively of interest related to its investments in undeveloped land.
As of March 31, 2022 and December 31, 2021, the Company’s interest payable was $3.6 million and $6.6 million, respectively.
The following is a schedule of maturities, including principal amortization payments, for all notes and bonds payable outstanding as of March 31, 2022 (in thousands):

April 1, 2022 through December 31, 2022	$447,827
2023	92,224
2024	105,668
2025	193,229
2026	158,690
Thereafter	—
$997,638

As of May 6, 2022, the Company had a total of $444.0 million of debt obligations scheduled to mature over the next 12 months. The Company has extension options with respect to $309.6 million of the debt obligations outstanding that are scheduled to mature over the next 12 months; however, the Company cannot exercise these options if not then in compliance with certain financial covenants in the loans without making a cash payment and there is no assurance that we will be able to meet these requirements. All of the Company’s debt obligations are generally non-recourse, subject to certain limited guaranty payments, as outlined in the table above, except for the Company’s Series B Debentures. The Company plans to utilize available extension options or refinance the notes payable. The Company may also choose to market the properties for sale or may negotiate a turnover of the secured properties back to the related mortgage lender.
The Company’s notes payable contain financial debt covenants, including minimum equity requirements and liquidity ratios. As of March 31, 2022, the Company was in compliance with all of these debt covenants with the exception that the Georgia 400 Center Mortgage Loan and Q&C Hotel Mortgage Loan were not in compliance with the debt service coverage requirement and the Lofts at Noho Commons Mortgage Loan was not in compliance with the debt yield requirement. As a result of such non-compliance, the Company is required to provide a cash sweep for these mortgage loans, as well as a deposit for the Georgia 400 Center Mortgage Loan. See Note 14 for further details on the deposit.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2022
(unaudited)
Israeli Bond Financings
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
The deed of trust that governs the terms of the and Series B Debentures contain various financial covenants. As of March 31, 2022, the Company was in compliance with all of these financial debt covenants.

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
As of March 31, 2022, the Company had entered into three interest rate caps, which were not designated as a hedging instruments. The following table summarizes the notional amounts and other information related to the Company’s derivative instruments as of March 31, 2022. The notional amount is an indication of the extent of the Company’s involvement in the instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

Derivative Instrument	Effective Date	Maturity Date	Notional Value	Reference Rate
Interest rate cap	09/15/2021	09/15/2022	$75,950	One-month LIBOR at 3.50%
Interest rate cap	06/21/2019	05/22/2023	$51,252	One-month LIBOR at 4.00%
Interest rate cap	03/24/2022	04/01/2024	$53,758	One-month SOFR at 2.50%

The following table sets forth the fair value of the Company’s derivative instruments as well as their classification on the consolidated balance sheets as of March 31, 2022 and December 31, 2021 (dollars in thousands):

		March 31, 2022		December 31, 2021
Derivative Instruments	Balance Sheet Location	Number of Instruments	Fair Value	Number of Instruments	Fair Value
Derivative instruments not designated as hedging instruments
Interest rate caps	Prepaid expenses and other assets	3	$569	2	$8

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2022
(unaudited)
8. FAIR VALUE DISCLOSURES
The following were the face values, carrying amounts and fair values of the Company’s financial instruments as of March 31, 2022 and December 31, 2021, which carrying amounts do not approximate the fair values (in thousands):

	March 31, 2022			December 31, 2021
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial liabilities (Level 3):
Notes payable	$733,135	$729,713	$727,436	$743,513	$740,176	$740,347
Financial liabilities (Level 1):
Pacific Oak SOR BVI Series B Debentures	$264,503	$252,218	$262,453	$271,978	$258,773	$274,697

Disclosure of the fair value of financial instruments is based on pertinent information available to the Company as of the period end and requires a significant amount of judgment. This has made the estimation of fair values difficult and, therefore, both the actual results and the Company’s estimate of value at a future date could be materially different.
As of March 31, 2022, the Company measured the following assets at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Real estate equity securities	$104,575	$104,575	$—	$—
Asset derivative - interest rate caps	$569	$—	$569	$—

As of December 31, 2021, the Company measured the following assets and liabilities at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Real estate equity securities	$112,096	$112,096	$—	$—
Asset derivative - interest rate caps	$8	$—	$8	$—

9. RELATED PARTY TRANSACTIONS
As described further below, the Company has entered into agreements with certain affiliates pursuant to which they provide services to the Company. Keith D. Hall and Peter McMillan III control and indirectly own Pacific Oak Holding Group, LLC (“Pacific Oak Holding”), the Company’s sponsor since November 1, 2019. Pacific Oak Holding is the sole owner of the Pacific Oak Capital Advisors, LLC (the “Advisor”), the Company’s advisor since November 1, 2019. Messrs. Hall and McMillan are also two of the Company’s executive officers and directors.
Subject to certain restrictions and limitations, the business of the Company is externally managed by the Advisor pursuant to an advisory agreement (the “Advisory Agreement”). The Advisory Agreement is currently effective through November 1, 2022; however the Company or the Advisor may terminate the Advisory Agreement without cause or penalty upon providing 60 days’ written notice. The Advisor conducts the Company’s operations and manages its portfolio of real estate and other real estate-related investments.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2022
(unaudited)
Pursuant to the terms of the Advisory Agreement, summarized below are the related-party costs incurred by the Company for the three months ended March 31, 2022 and 2021, respectively, and any related amounts payable as of March 31, 2022 and December 31, 2021 (in thousands):

	Incurred during the three months ended March 31,		Payable as of
	2022	2021	March 31, 2022	December 31, 2021
Expensed
Asset management fees	$3,127	$3,852	$3,850	$1,903
Property management fees (1)	125	120	31	—
Change in subordinated performance fee due upon termination to affiliate (2)	—	461	(2)	(2)
Capitalized
Acquisition fees on real estate (3)	—	20	—	—
Disposition fees on real estate	107	—	—	—
Acquisition fee on investment in unconsolidated entities	—	29	—	—
	$3,359	$4,482	$3,881	$1,903
_____________________
(1) Property management fees are for single-family homes under Battery Point Trust Inc. (“Battery Point”) and paid to a subsidiary of the Advisor (“DayMark”). These fees are included in the line item “Operating, maintenance, and management cost” in the consolidated statement of operations.
(2) Change in estimate of fees payable to the Company’s previous advisor, KBS Capital Advisors LLC (“KBS Capital Advisors) due to the termination of the former advisory agreement with KBS Capital Advisors.
(3) Acquisition fees associated with asset acquisitions are capitalized, while costs associated with business combinations expensed as incurred.
During the three months ended March 31, 2022, the Company provided $1.2 million of funding to the 110 William Joint Venture for mortgage loan refinancing fees. As of March 31, 2022 and December 31, 2021, the Company recognized a due from affiliate of $8.2 million and $7.0 million, respectively, of which $7.0 million from both periods are related to funding provided to the 353 Sacramento Joint Venture for mortgage loan refinancing fees.
Pacific Oak Opportunity Zone Fund I
As of March 31, 2022, the Company owned 124 Class A Units in the Pacific Oak Opportunity Zone Fund I, LLC (“Pacific Oak Opportunity Zone Fund I”), which are included in investments in unconsolidated entities on the consolidated balance sheets. The Advisor is entitled to certain fees in connection with the fund. Pacific Oak Opportunity Zone Fund I will pay an acquisition fee equal to 1.5% of the purchase price of each asset (including any debt incurred or assumed and significant capital improvement costs budgeted as of the date of acquisition) with a purchase price less than or equal to $25.0 million plus 1.0% of the purchase price in excess of $25.0 million; a quarterly asset management fee equal to 0.25% of the total purchase price of all assets (including any debt incurred or assumed and significant capital improvement costs budgeted as of the date of acquisition) as of the end of the applicable quarter; and a financing fee equal to 0.5% of the original principal amount of any indebtedness they incur (reduced by any financing fee previously paid with respect to indebtedness being refinanced). In the case of investments made through joint ventures, the fees above will be determined based on the Company’s proportionate share of the investment. The Advisor is also entitled to certain distributions paid by the Pacific Oak Opportunity Zone Fund I after the Class A Members have received their preferred return. These fees and distributions have been waived for the Company’s investment. In addition, side letter agreements between the Advisor and Pacific Oak Opportunity Zone Fund I were executed on February 28, 2020 and stipulate that any asset management fees allocable to the Company and waived by Pacific Oak Capital Advisors for Pacific Oak Opportunity Zone Fund I will distributed to the Company. During the three months ended March 31, 2022 and 2021, the Company recorded $0.1 million and $0.2 million, respectively, of waived asset management fees recorded as equity in income of unconsolidated entities, of which $0.1 million was a receivable as of March 31, 2022 and included in rents and other receivables, net on the consolidated balance sheet.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2022
(unaudited)

PORT II
As of March 31, 2022, the Company contributed $13.0 million in PORT II OP, LLC (“PORT II OP”), a wholly owned subsidiary of Pacific Oak Residential Trust II, Inc. ("PORT II"). On August 31, 2020, PORT II entered into an advisory agreement (as subsequently amended and restated on October 9, 2020, “PORT II Advisory Agreement”) with Pacific Oak Residential Advisors, LLC (“PORA”), an affiliate of the Advisor. Pursuant to the PORT II Advisory Agreement, PORT II has engaged PORA to act as its external advisor with respect to PORT II’s operations and assets. Because the Company has separately engaged the Advisor to manage its operations and assets, including its interests in PORT II, on November 12, 2020, the Company and the Advisor agreed to amend their advisory agreement to provide that PORT II’s operations and assets will be managed by PORA and not by the Advisor.
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

10. INVESTMENT IN UNCONSOLIDATED ENTITIES
As of March 31, 2022 and December 31, 2021, the Company’s investments in unconsolidated entities were composed of the following (dollars in thousands):

	Number of Properties as of March 31, 2022			Investment Balance as of
Joint Venture		Location	Ownership %	March 31, 2022	December 31, 2021
110 William Joint Venture	1	New York, New York	60.0%	$—	—
353 Sacramento Joint Venture	1	San Francisco, California	55.0%	49,280	49,916
Pacific Oak Opportunity Zone Fund I	3	Various	46.0%	27,214	27,215
PORT II OP LP	251	Various	91.9%	12,440	11,125
				$88,934	$88,256

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2022
(unaudited)
As of March 31, 2022 and December 31, 2021, the book value of the Company’s investment in the 110 William Joint Venture was $0. During the three months ended March 31, 2019, the Company suspended the equity method of accounting and the Company will not record the Company's share of losses and will not record the Company's share of any subsequent income for the 110 William Joint Venture until the Company’s share of net income exceeds the gain recorded and the Company’s share of the net losses not recognized during the period the equity method was suspended. During both of the three months ended March 31, 2022 and 2021, the Company did not record equity in income from the 110 William Joint venture.
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
During the three months ended March 31, 2021, the Company made a contribution of $0.9 million to the 353 Sacramento Joint Venture. There were no contributions during the three months ended March 31, 2022. During the three months ended March 31, 2022 and 2021, the Company recognized a $0.6 million loss and income of $0.2 million, respectively, related to the 353 Sacramento Joint Venture.
Investment in Pacific Oak Opportunity Zone Fund I
As of March 31, 2022, the book value of the Company’s investment in Pacific Oak Opportunity Zone Fund I was $27.2 million, which includes $0.2 million of acquisition fees. As of March 31, 2022, Pacific Oak Opportunity Zone Fund I consolidated three joint ventures with real estate under development. As of March 31, 2022, the Company has concluded that Pacific Oak Opportunity Zone Fund I qualifies as a Variable Interest Entity (“VIE”) because there is insufficient equity at risk to finance the entity’s activities and the entity is structured with non-substantive voting rights. The Company concluded it is not the primary beneficiary of this VIE since it does not have the power to direct the activities that most significantly impact the entity’s economic performance and will account for its investment under the equity method of accounting.
During the three months ended March 31, 2022 and 2021, the Company recognized a $0.1 million and $0.2 million loss related to this investment. The Company’s maximum exposure to loss as a result of its involvement with this VIE is limited to the carrying value of the investment in Pacific Oak Opportunity Zone Fund I which totaled $27.2 million as of March 31, 2022.
Investment in PORT II
PORT II is a Maryland corporation formed and sponsored by the Advisor to acquire, own and operate single family homes as rental properties as well as to acquire and own other interests, including mortgages on or securities related to single family homes. As of March 31, 2022, the Company owns 600 shares of common stock of PORT II, of which the Company exercises significant influence over the operations, financial policies and decision making with respect to PORT II, but does not control. The Company made its investment through PORT OP, of which the Company owns 91.9% of PORT II OP as of March 31, 2022. As of March 31, 2022, the Company has concluded that PORT II OP qualifies as a VIE because there is insufficient equity at risk to finance the entity’s activities and the entity is structured with non-substantive voting rights. The Company concluded it is not the primary beneficiary of this VIE since it does not have the power to direct the activities that most significantly impact the entity’s economic performance and will account for its investment under the equity method of accounting. During the three months ended March 31, 2022 and 2021, the Company recognized a $45,000 loss and $0, respectively, related to this investment.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2022
(unaudited)
11. SUPPLEMENTAL CASH FLOW AND SIGNIFICANT NONCASH TRANSACTION DISCLOSURES
Supplemental cash flow and significant noncash transaction disclosures were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Supplemental Disclosure of Cash Flow Information:
Interest paid, net of capitalized interest of $479 and $559 for the three months ended March 31, 2022 and 2021, respectively	$10,950	$11,227
Supplemental Disclosure of Significant Noncash Transaction:
Accrued improvements to real estate	2,685	3,906
Redeemable common stock payable	3,064	11
Distributions paid to common stockholders through common stock issuances	99,093	—

12. REPORTING SEGMENTS
The Company recognizes three reporting segments for the three months ended March 31, 2022 and 2021 and consists of strategic opportunistic properties, single-family homes and hotels. All corporate related costs are included in the strategic opportunistic properties segment to align with how financial information is presented to the chief operating decision maker. The selected financial information for reporting segments for the three months ended March 31, 2022 and 2021 are as follows (in thousands):

	Three Months Ended March 31, 2022
	Strategic Opportunistic Properties	Single-Family Homes	Hotels	Total
Total revenues	$26,867	$5,743	$5,917	$38,527
Total expenses	(27,076)	(6,504)	(7,412)	(40,992)
Total other income	(4,589)	(42)	2,367	(2,264)
Net (loss) income	$(4,798)	$(803)	$872	$(4,729)

	Three Months Ended March 31, 2021
	Strategic Opportunistic Properties	Single-Family Homes	Hotels	Total
Total revenues	$31,063	$5,306	$2,575	$38,944
Total expenses	(31,594)	(6,184)	(5,651)	(43,429)
Total other income	10,504	23	—	10,527
Net income (loss)	$9,973	$(855)	$(3,076)	$6,042

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2022
(unaudited)
Total assets and goodwill related to the reporting segments as of March 31, 2022 and December 31, 2021 are as follows (in thousands):

	March 31, 2022
	Strategic Opportunistic Properties	Single-Family Homes	Hotels	Total
Total assets	$1,199,749	$208,737	$149,809	$1,558,295
Goodwill	9,489	—	4,045	13,534

	December 31, 2021
	Strategic Opportunistic Properties	Single-Family Homes	Hotels	Total
Total assets (1)	$1,223,122	$211,050	$150,447	$1,584,619
Goodwill (1)	9,489	—	4,045	13,534
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
On November 22, 2019, PORT issued 125 shares of its Series B Cumulative Redeemable Preferred Stock for gross proceeds of $1,000 per share resulting in net proceeds of $0.1 million after issuance costs. The shares provide for an annual dividend of 12.5% payable semiannually. The shares may be redeemed by the holders for $1,000 per share.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2022
(unaudited)
The following is a reconciliation of the Company’s noncontrolling cumulative convertible redeemable preferred stock for the three months ended March 31, 2022 and 2021 (dollars in thousands):

	Series A Preferred Stock		Series B Preferred Stock
	Shares	Amounts	Shares	Amounts
Balance, December 31, 2021	15,000	$15,134	125	$99
Dividends Available Upon Redemption	—	191	—	—
Dividends Paid	—	(191)	—	—
Balance, March 31, 2022	15,000	$15,134	125	$99

	Series A Preferred Stock		Series B Preferred Stock
	Shares	Amounts	Shares	Amounts
Balance, December 31, 2020	15,000	$15,134	125	$99
Dividends Available Upon Redemption	—	225	—	—
Dividends Paid	—	(225)	—	—
Balance, March 31, 2021	15,000	$15,134	125	$99

On July 1, 2020, the Company acquired, through its subsidiaries, Battery Point. Battery Point is a real estate investment trust that owned, at the time of acquisition, 559 single-family rental homes throughout the Midwestern and Southeastern United States. All of these assets are held by the Company through its subsidiary, PORT OP.
The Company acquired Battery Point by acquiring all the 1,000,000 outstanding shares of Battery Point common stock from BPT Holdings, LLC (“BPT Holdings”), a partially owned subsidiary of the Advisor. The Advisor is the Company’s external advisor and is owned and controlled by Keith D. Hall, the Company’s Chief Executive Officer and a director, and Peter M. McMillan, the Company’s President and Chairman of the Board. In exchange, BPT Holdings received 510,816 common equity units in PORT OP, approximately 4.5% of the outstanding common equity units, as of July 1, 2020. The value of the interests exchanged was estimated by the participants at approximately $3.0 million. The common equity units issued to BPT Holdings are redeemable after one year at the request of BPT Holdings for all or a portion of the common equity units at a redemption price equal to and in the form of cash based on the unit price of PORT OP. The following table summarizes the redeemable non-controlling interest activity related to the PORT OP equity units held by BPT Holdings for the three months ended March 31, 2022 and 2021 (in thousands):

December 31, 2021	$2,822
Net loss attributable to redeemable noncontrolling interest	(47)
Adjustment to redemption value of mezzanine equity redeemable noncontrolling interest	2,231
March 31, 2022	$5,006

December 31, 2020	$2,968
Net loss attributable to redeemable noncontrolling interest	(32)
March 31, 2021	$2,936

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2022
(unaudited)
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
During each of the three months ended March 31, 2022 and 2021, the Company incurred $0.1 million of fees related to the management agreement, which are included in hotel expenses on the accompanying consolidated statements of operations.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2022
(unaudited)
Q&C Hotel
A wholly owned subsidiary of the joint venture through which the Company leases the operations of the Q&C Hotel (“Q&C Hotel Operations”) has entered into a management agreement with Encore Hospitality, LLC (“Encore Hospitality”), an affiliate of the joint venture partner, pursuant to which Encore Hospitality will manage and operate the Q&C Hotel. The management agreement expires on December 17, 2035. Subject to certain conditions, Encore Hospitality may extend the term of the agreement for a period of five years. Pursuant to the management agreement Encore Hospitality will receive a base fee, which is 4.0% of gross revenue (as defined in the management agreement). During the three months ended March 31, 2022 and 2021, the Company incurred $0.2 million of fees related to the management agreement, which are included in hotel expenses on the accompanying consolidated statements of operations.
Q&C Hotel Operations has also entered into a franchise agreement with Marriott International (“Marriott”) pursuant to which Marriott has granted Q&C Hotel Operations a limited, non-exclusive license to establish and operate the Q&C Hotel using certain of Marriott’s proprietary marks and systems and the hotel was branded as a Marriott Autograph Collection hotel on May 25, 2016. The franchise agreement will expire on May 25, 2041. Pursuant to the franchise agreement, Q&C Hotel Operations pays Marriott a monthly franchise fee equal to a percent of gross room sales on a sliding scale that is initially 2% and increases to 5% on May 25, 2019 and a monthly marketing fund contribution fee equal to 1.5% of the Q&C Hotel’s gross room sales. In addition, the franchise agreement requires the maintenance of a reserve account to fund all renovations at the hotel based on a percentage of gross revenues which starts at 2% of gross revenues and increases to 5% of gross revenues on May 25, 2019. Q&C Hotel Operations is also responsible for the payment of certain other fees, charges and costs as set forth in the agreement. During each of the three months ended March 31, 2022 and 2021, the Company incurred $0.1 million of fees related to the Marriott franchise agreement, which are included in hotel expenses on the accompanying consolidated statement of operations.
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
Lease Obligations
As of March 31, 2022, the Company’s lease and rights to a leasehold interest with respect to 210 West 31st, which was accounted for as a finance lease, are included in the consolidated balance sheet as follows:

Right-of-use asset (included in real estate held for investment, net)	$8,074
Lease obligation (included in other liabilities)	9,381

Remaining lease term	91.8 years
Discount rate	4.8%

The components of lease expense were as follows:
Interest on lease obligation	111

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2022
(unaudited)
As of March 31, 2022, the Company had a leasehold interest expiring on 2114. Future minimum lease payments owed by the Company under the finance lease as of March 31, 2022 are as follows (in thousands):

April 1, 2022 through December 31, 2022	$270
2023	360
2024	360
2025	393
2026	396
Thereafter	52,167
Total expected minimum lease obligations	53,946
Less: Amount representing interest (1)	(44,565)
Present value of net minimum lease payments (2)	$9,381
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
March 31, 2022
(unaudited)
15. SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Georgia 400 Mortgage Loan Deposit
On April 4, 2022, the Company paid a deposit of $20.4 million to the lender of the Georgia 400 Center Mortgage Loan as a result of being out of compliance with the debt service coverage requirement and required a cash sweep. Additionally, the Company was unable to be in compliance with the debt service coverage requirement within 180 days of the cash sweep initiation.
Series B Debentures
On May 2, 2022, the Company, through Pacific Oak SOR BVI, raised approximately $95.3 million (foreign currency denominated as approximately 320.4 million Israeli new Shekels at a price of 0.96 for every 1) of additional Series B Debentures to Israeli investors pursuant to a private offering registered with the Israel Securities Authority. The Series B Debentures would be identical in the terms and pari passu to the existing bonds discussed in Note 6.

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
•We have focused, and may continue to focus, our investments in non-performing real estate and real estate-related loans, real estate-related loans secured by non-stabilized assets and real estate-related securities, which involve more risk than investments in performing real estate and real estate-related assets
All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission (the “SEC”).
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
As of March 31, 2022, we consolidated eight office properties, one office portfolio consisting of two office buildings and 14 acres of undeveloped land, two apartment properties, two hotel properties, one residential home portfolio consisting of 1,814 single-family homes, three investments in undeveloped land with approximately 800 developable acres, one office/retail development property and owned four investments in unconsolidated entities and three investments in real estate equity securities.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
We sold 56,584,976 shares of common stock in the primary portion of our initial public offering for gross offering proceeds of $561.7 million. We ceased offering shares in the primary portion of our initial public offering on November 14, 2012. We continue to offer shares of common stock under the dividend reinvestment plan. As of March 31, 2022, we had sold 6,851,969 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $76.5 million. To date, we have invested all of the net proceeds from our initial public offering in real estate and real estate-related investments. We intend to use our cash on hand, proceeds from asset sales, proceeds from debt financing, cash flow generated by our real estate operations and real estate-related investments and proceeds from our dividend reinvestment plan as our primary sources of immediate and long-term liquidity.
Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures and corporate general and administrative expenses. Cash flow from operations from our real estate investments is primarily dependent upon the occupancy levels of our properties, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of March 31, 2022, our office properties were collectively 73% occupied, our residential home portfolio was 92% occupied and our apartment properties were 96% occupied.
Our investments in hotel properties generate cash flow in the form of room, food, beverage and convention services, campground and other revenues, which are reduced by hotel expenses, capital expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our hotel properties are primarily dependent upon the occupancy levels of our hotels, the average daily rates and how well we manage our expenditures. The following table provides summary information regarding our hotel properties for the three months ended March 31, 2022 and 2021:

		Percentage Occupied for the Three Months Ended March 31,		Average Daily Rate for the Three Months Ended March 31,		Average Revenue per Available Room for the Three Months Ended March 31,
Property	Number of Rooms	2022	2021	2022	2021	2022	2021
Springmaid Beach Resort	453	39.3%	26.9%	$136.45	$111.82	$53.63	$30.11
Q&C Hotel	196	62.3%	24.3%	$191.97	$104.11	$119.54	$25.24
Investments in real estate equity securities generate cash flow in the form of dividend income, which is reduced by asset management fees. As of March 31, 2022, we had three investments in real estate equity securities outstanding with a total carrying value of $104.6 million.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended March 31, 2022 did not exceed the charter-imposed limitation.
For the three months ended March 31, 2022, our cash needs for capital expenditures, redemptions of common stock and debt servicing were met with proceeds from dispositions of real estate, proceeds from debt financing and cash on hand. Operating cash needs during the same period were met through cash flow generated by our real estate and real estate-related investments and cash on hand. As of March 31, 2022, we had outstanding debt obligations in the aggregate principal amount of $997.6 million, with a weighted-average remaining term of 2.0 years. As of March 31, 2022, we had a total of $447.8 million of debt obligations scheduled to mature within 12 months of that date. We plan to exercise our extension options available under our loan agreements or pay down or refinance the related notes payable prior to their maturity dates.
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
As of March 31, 2022, we consolidated eight office properties, one office portfolio consisting of two office buildings and 14 acres of undeveloped land, two apartment properties, two hotel properties, one residential home portfolio consisting of 1,814 single-family homes, three investments in undeveloped land with approximately 800 developable acres, one office/retail development property and owned four investments in unconsolidated entities and three investments in real estate equity securities. During the three months ended March 31, 2022, net cash provided by operating activities was $0.3 million. We expect that our cash flows from operating activities will increase in future periods as a result of leasing additional space that is currently unoccupied and anticipated future acquisitions of real estate and real estate-related investments. However, our cash flows from operating activities may decrease to the extent that we dispose of additional assets.
Cash Flows from Investing Activities
Net cash provided by investing activities was $5.9 million for the three months ended March 31, 2022 and primarily consisted primarily of the following:
•Earnest money received of $13.5 million related to the pending sale of Park Highlands;
•Improvements to real estate of $4.9 million;
•Investment in an unconsolidated entity of $1.5 million; and
•Advance to affiliate of $1.2 million.
Cash Flows from Financing Activities
Net cash used in financing activities was $14.0 million for the three months ended March 31, 2022 and consisted primarily of the following:
•$11.0 million of cash distributions paid;
•$2.2 million of net cash used in debt and other financings as a result of principal payments on notes payable of $55.1 million and payments of deferred financing costs of $0.9 million and partially offset by proceeds from notes payable of $53.8 million; and
•$0.6 million of cash used for redemptions of common stock.
In order to execute our investment strategy, we utilize secured debt and we may, to the extent available, utilize unsecured debt, to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinancing and interest risks, are properly balanced with the benefit of using leverage. There is no limitation on the amount we may borrow for any single investment. Our charter limits our total liabilities such that our total liabilities may not exceed 75% of the cost of our tangible assets; however, we may exceed that limit if a majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our common stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of March 31, 2022, our borrowings and other liabilities were both approximately 66% of the cost (before depreciation and other noncash reserves) and the book value (before depreciation) of our tangible assets.
On February 16, 2020, Pacific Oak Strategic Opportunity BVI issued 254.1 million Israeli new Shekels (approximately $74.1 million as of February 16, 2020) of the Series B Debentures to Israeli investors pursuant to a public offering registered with the Israel Securities Authority. The Series B Debentures will bear interest at the rate of 3.93% per year. The Series B Debentures have principal installment payments equal to 33.33% of the face amount of the Series B Debentures on January 31st of each year from 2024 to 2026. On November 1, 2021, Pacific Oak Strategic Opportunity BVI issued additional Series B Debentures in the amount of 536.4 million Israeli new Shekels par value through a public offering. The public offering Series B Debentures were issued at a 2.6% discount resulting in a total consideration of 522.4 million Israeli new Shekels ($166.8 million as of November 1, 2021). Additionally, on November 8, 2021, Pacific Oak Strategic Opportunity BVI also issued Series B Debentures in the amount of 53.6 million Israeli new Shekels par value through a private offering. The private offering Series B Debentures were issued at a 3.1% discount resulting in a total consideration of 52.0 million Israeli new Shekels ($16.7 million as of November 8, 2021). The additional Series B Debentures have an equal level of security, pari passu, amongst themselves and between them and the initial Series B Debentures, which were initially issued, without any right of precedence or preference between any of them. Refer to the Subsequent Events note for additional discussion related to proceeds raised.

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
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of March 31, 2022 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2022	2023-2024	2025-2026	Thereafter
Outstanding debt obligations (1)	$997,638	$447,827	$197,892	$351,919	$—
Interest payments on outstanding debt obligations (2)	64,323	20,686	33,799	9,838	—
Finance lease obligation	53,946	270	720	789	52,167
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts, maturity dates, foreign currency rates and interest rates in effect at March 31, 2022.
Results of Operations
Overview
As of March 31, 2021, we consolidated nine office properties, one office portfolio consisting of four office buildings and 14 acres of undeveloped land, two apartment properties, two hotel properties, one residential home portfolio consisting of 1,786 single-family homes, three investments in undeveloped land with approximately 1,000 developable acres, one office/retail development property and owned four investments in unconsolidated entities and three investments in real estate equity securities. As of March 31, 2022, we consolidated eight office properties, one office portfolio consisting of two office buildings and 14 acres of undeveloped land, two apartment properties, two hotel properties, one residential home portfolio consisting of 1,814 single-family homes, three investments in undeveloped land with approximately 800 developable acres, one office/retail development property and owned four investments in unconsolidated entities and three investments in real estate equity securities. Our results of operations for the three months ended March 31, 2022 may not be indicative of those in future periods due to acquisition and disposition activities. Additionally, the occupancy in our office properties has not been stabilized. As of March 31, 2022, our office properties were collectively 73% occupied, our residential home portfolio was 92% occupied and our apartment property was 96% occupied. However, due to the amount of near-term lease expirations, we do not put significant emphasis on quarterly changes in occupancy (positive or negative) in the short run. Our underwriting and valuations are generally more sensitive to “terminal values” that may be realized upon the disposition of the assets in the portfolio and less sensitive to ongoing cash flows generated by the portfolio in the years leading up to an eventual sale. There are no guarantees that occupancies of our assets will increase, or that we will recognize a gain on the sale of our assets. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of leasing additional space and acquiring additional assets but decrease due to disposition activity.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Comparison of the three months ended March 31, 2022 versus the three months ended March 31, 2021
The following table provides summary information about our results of operations for the three months ended March 31, 2022 and 2021 (dollar amounts in thousands):

	Three Months Ended March 31,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions/ Dispositions (1)	$ Change Due to Investments Held Throughout Both Periods (2)
	2022	2021
Rental income	$29,382	$32,648	$(3,266)	(10)%	$(3,917)	$651
Hotel revenues	5,917	2,575	3,342	100%	—	3,342
Other operating income	841	968	(127)	(13)%	(227)	100
Dividend income from real estate equity securities	2,387	2,753	(366)	(13)%	(366)	—
Operating, maintenance, and management costs	9,875	10,433	(558)	(5)%	(924)	366
Real estate taxes and insurance	5,024	5,289	(265)	(5)%	(464)	199
Hotel expenses	5,113	3,390	1,723	100%	—	1,723
Asset management fees to affiliate	3,127	3,852	(725)	(19)%	(294)	(431)
General and administrative expenses	2,991	1,869	1,122	60%	n/a	n/a
Foreign currency transaction gain, net	(7,266)	(8,346)	1,080	(13)%	n/a	n/a
Depreciation and amortization	12,565	17,001	(4,436)	(26)%	(1,809)	(2,627)
Interest expense	9,563	9,941	(378)	(4)%	(417)	39
Equity in income of unconsolidated entities, net	(679)	169	(848)	(502)%	—	(848)
Other interest income	46	45	1	2%	n/a	n/a
(Loss) gain on real estate equity securities	(7,521)	10,753	(18,274)	(170)%	2,811	(21,085)
Gain on sale of real estate	3,523	21	3,502	100%	3,502	—
Gain on extinguishment of debt	2,367	—	2,367	100%	—	2,367
Change in subordinated performance fee due upon termination to affiliate	—	(461)	461	100%	n/a	n/a
_____________________
(1) Represents the dollar amount increase (decrease) for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 related to real estate and real estate-related investments acquired or disposed on or after January 1, 2021.
(2) Represents the dollar amount increase (decrease) for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 with respect to real estate and real estate-related investments owned by us during the entirety of both periods presented.
Rental income decreased from $32.6 million for the three months ended March 31, 2021 to $29.4 million for the three months ended March 31, 2022, primarily as a result of the disposition of City Tower on July 27, 2021, which accounted for $3.8 million of rental income during the three months ended March 31, 2021. The occupancy of our office properties held throughout both periods slightly decreased from 74% as of March 31, 2021 to 73% as of March 31, 2022. Annualized base rent per square foot increased from $27.76 as of March 31, 2021 to $27.98 as of March 31, 2022 related to office properties held throughout both periods. We expect rental income to increase in future periods as a result of leasing additional space and to the extent we acquire additional properties, but to decrease to the extent we dispose of properties.
Hotel revenues increased from $2.6 million for the three months ended March 31, 2021 to $5.9 million for the three months ended March 31, 2022, primarily as a result of the increase in occupancy from 26.9% to 39.3% and average daily rate from $111.82 to $136.45 for the Springmaid Beach Resort as well as the increase in occupancy from 24.3% to 62.3% and average daily rate from $104.11 to $191.97 for the Q&C Hotel.
Other operating income decreased from $1.0 million for the three months ended March 31, 2021 to $0.8 million for the three months ended March 31, 2022, primarily as a result of the disposition of City Tower, which account for $0.3 million of other operating income during the three months ended March 31, 2021. We expect other operating income to increase in future periods as a result of leasing additional space, increases in parking income as we stabilize properties and to the extent we acquire additional properties, but to decrease to the extent we dispose of properties.
Dividend income from real estate equity securities decreased from $2.8 million for the three months ended March 31, 2021 to $2.4 million for the three months ended March 31, 2022, primarily as a result of real estate equity securities disposed subsequent to March 31, 2021. We expect dividend income from real estate equity securities to vary in future periods as a result of the timing of dividends declared and investment activity.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Property operating costs decreased from $10.4 million for the three months ended March 31, 2021 to $9.9 million for the three months ended March 31, 2022 and real estate taxes and insurance decreased from $5.3 million for the three months ended March 31, 2021 to $5.0 million for the three months ended March 31, 2022, primarily due to the disposition of City Tower, which accounted for $0.8 million of property operating costs and $0.4 million of real estate taxes and insurance during the three months ended March 31, 2021. We expect property operating costs and real estate taxes and insurance to increase in future periods to the extent we acquire additional properties, increasing occupancy of our real estate assets and general inflation, but to decrease to the extent we dispose of properties.
Asset management fees decreased from $3.9 million for the three months ended March 31, 2021 to $3.1 million for the three months ended March 31, 2022, primarily due to the disposition of City Tower, which accounted for $0.3 million of asset management fees during the three months ended March 31, 2021. We expect asset management fees to increase in future periods to the extent we acquire additional properties, but to decrease to the extent we dispose of properties.
General and administrative expenses increased from $1.9 million for the three months ended March 31, 2021 to $3.0 million for the three months ended March 31, 2022, primarily due to legal and advisory expenses of $0.6 million related to the pending Park Highlands sale and other portfolio matters. We expect general and administrative expenses to fluctuate in future periods based on investment and disposition activity as well as costs incurred to evaluate strategic transactions.
We recognized a $7.3 million foreign currency transaction gain, net for the three months ended March 31, 2022 and $8.3 million of foreign currency transaction gain, net, for the three months ended March 31, 2021, related to the debentures in Israel. These debentures are denominated in Israeli new Shekels and we expect to recognize foreign transaction gains and losses based on changes in foreign currency exchange rates.
Depreciation and amortization decreased from $17.0 million for the three months ended March 31, 2021 to $12.6 million for the three months ended March 31, 2022, primarily as a result of the disposition of City Tower, which accounted for $1.8 million of depreciation during the three months ended March 31, 2021 and lease intangibles that were fully amortized during the three months ended March 31, 2021 and accounted for $2.0 million. We expect depreciation and amortization to increase in future periods to the extent we acquire additional properties, but to decrease as a result of amortization of lease intangibles related to lease expirations and disposition of properties.
Interest expense decreased from $9.9 million for the three months ended March 31, 2021 to $9.6 million for the three months ended March 31, 2022 primarily due to decreased outstanding loan balances and partially offset by increased one-month floating rates during the three months ended March 31, 2022. Our interest expense in future periods will vary based on interest rate fluctuations, the amount of interest capitalized and our level of future borrowings, which will depend on the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives and will decrease to the extent we dispose of properties and paydown debt, including annual principal installment payments on the Debentures.
Gain on real estate equity securities was $10.8 million for the three months ended March 31, 2021. Loss on real estate equity securities was $7.5 million for the three months ended March 31, 2022. We expect gains and losses on real estate equity securities to fluctuate in future periods as a result of changes in share prices of our investments in real estate equity securities.

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

	For the Three Months Ended March 31,
	2022	2021
Net (loss) income attributable to common stockholders	$(4,755)	$6,512
Depreciation of real estate assets	8,294	9,249
Amortization of lease-related costs	4,271	7,752
Gain on sale of real estate (1)	(3,523)	(21)
Loss (gain) on real estate equity securities	7,521	(10,753)
Adjustments for noncontrolling interests - consolidated entities (2)	(298)	(451)
Adjustments for investments in unconsolidated entities (3)	689	1,126
FFO attributable to common stockholders	12,199	13,414
Straight-line rent and amortization of above- and below-market leases	(1,312)	(1,411)
Amortization of net premium/discount on bond and notes payable	1,016	482
Unrealized (gain) loss on interest rate caps	(55)	13
Gain on extinguishment of debt	(2,367)	—
Foreign currency transaction gain, net	(7,266)	(8,346)
Adjustments for noncontrolling interests - consolidated entities (2)	(40)	(51)
Adjustments for investments in unconsolidated entities (3)	(47)	(136)
MFFO attributable to common stockholders	2,128	3,965
Other capitalized operating expenses (4)	(3,061)	(679)
Change in subordinated performance fee due upon termination to affiliate	—	461
Adjusted MFFO attributable to common stockholders	$(933)	$3,747
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
Distributions
There were no distributions declared for the three months ended March 31, 2021. Our net loss attributable to common stockholders for the three months ended March 31, 2021 was $4.8 million and our cash flows provided by operations were $0.3 million. Our cumulative distributions paid and net income attributable to common stockholders from inception through March 31, 2022 was $453.8 million. We have funded our cumulative distributions paid, which includes net cash distributions and distributions reinvested by stockholders, with prior period cash flow from operating activities in excess of distributions paid and with cash from gains realized from the disposition of properties. To the extent that we pay distributions from sources other than our cash flow from operations or gains from asset sales, we will have fewer funds available for investment in real estate-related loans, opportunistic real estate, real estate-related debt securities, real estate equity securities and other real estate-related investments, the overall return to our stockholders may be reduced and subsequent investors may experience dilution.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Critical Accounting Policies
Our consolidated interim financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. These judgments will affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC. There have been no significant changes to our policies during 2022.
Subsequent Events
We evaluate subsequent events up until the date the consolidated financial statements are issued.
Georgia 400 Mortgage Loan Deposit
On April 4, 2022, we paid a deposit of $20.4 million to the lender of the Georgia 400 Center Mortgage Loan as a result of being out of compliance with the debt service coverage requirement and required a cash sweep. Additionally, we were unable to be in compliance with the debt service coverage requirement within 180 days of the cash sweep initiation.
Series B Debentures
On May 2, 2022, we, through Pacific Oak SOR (BVI) Holdings, Ltd. (“Pacific Oak SOR BVI”) raised approximately $95.3 million (approximately 320.4 million Israeli new Shekels at a price of 0.96 for every 1) of additional Series B Debentures to Israeli investors pursuant to a private offering registered with the Israel Securities Authority. The Series B Debentures would be identical in the terms and pari passu to the existing bonds.

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
As of March 31, 2022, we held 1.9 million Israeli new Shekels and 18.3 million Israeli new Shekels in cash and restricted cash, respectively. In addition, as of March 31, 2022, we had bonds outstanding and the related interest payable in the amounts of 844.1 million Israeli new Shekels and 5.5 million Israeli new Shekels, respectively. Foreign currency exchange rate risk is the possibility that our financial results could be better or worse than planned because of changes in foreign currency exchange rates. Based solely on the remeasurement for the three months ended March 31, 2022, if foreign currency exchange rates were to increase or decrease by 10%, our net income would increase or decrease by approximately $20.4 million and $32.1 million, respectively, for the same period.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 3. Quantitative and Qualitative Disclosures about Market Risk (continued)
We borrow funds at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of March 31, 2022, the fair value of our Pacific Oak SOR BVI Series B Debentures was $262.5 million and the outstanding principal balance was $264.5 million. As of March 31, 2022, excluding the Pacific Oak SOR BVI Series B Debentures, the fair value of our fixed rate debt was $135.8 million and the outstanding principal balance of our fixed rate debt was $139.3 million. The fair value estimate of our Pacific Oak SOR BVI Series B Debentures were calculated using the quoted bond price as of March 31, 2022 on the Tel Aviv Stock Exchange of 99.88 Israeli new Shekels, respectively. The fair value estimate of our fixed rate debt was calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of March 31, 2022. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting changes in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on variable rate debt would change our future earnings and cash flows, but would not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. As of March 31, 2022, we had entered into three separate interest rate caps with an aggregate notional of $181.0 million which effectively limits our exposure to increases in one-month LIBOR and SOFR above certain thresholds. Based on interest rates as of March 31, 2022, if interest rates were 100 basis points higher or lower during the 12 months ending March 31, 2022, interest expense on our variable rate debt would increase or decrease by $4.4 million and $2.0 million, respectively.
The weighted-average interest rates of our fixed rate debt and variable rate debt as of March 31, 2022 were 4.1% and 2.9%, respectively. The interest rate and weighted-average interest rate represent the actual interest rate in effect as of March 31, 2022 (consisting of the contractual interest rate and the effect of contractual floor rates, if applicable), using interest rate indices as of March 31, 2022 where applicable.
We are exposed to financial market risk with respect to our real estate equity securities. Financial market risk is the risk that we will incur economic losses due to adverse changes in our real estate equity security prices. Our exposure to changes in real estate equity security prices is a result of our investment in these types of securities. Market prices are subject to fluctuation and, therefore, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market prices of a real estate equity security may result from any number of factors, including perceived changes in the underlying fundamental characteristics of the issuer, the relative price of alternative investments, interest rates, default rates and general market conditions. In addition, amounts realized in the sale of a particular security may be affected by the relative quantity of the real estate equity security being sold. We do not currently engage in derivative or other hedging transactions to manage our real estate equity security price risk. As of March 31, 2022, we owned real estate equity securities with a book value of $104.6 million. Based solely on the prices of real estate equity securities as of March 31, 2022, if prices were to increase or decrease by 10%, our net income would increase or decrease by approximately $10.5 million.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
None.

Item 1A. Risk Factors
Please see the risk factors in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC.

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
•Separate from the funding described in the first bullet above, on March 10, 2022, our board of directors made available a total of $3.0 million for redemptions in connection with a stockholder's death, “qualifying disability”, or “determination of incompetence” and that will carry forward until depleted. As of March 31, 2022, $3.0 million remained available.
During the three months ended March 31, 2022, we fulfilled redemption requests eligible for redemption under our share redemption program and received in good order and funded redemptions under our share redemption program with the net proceeds from our dividend reinvestment plan and cash on hand. We redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed	Average Price Paid Per Share (1)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2022	—	$—	(2)
February 2022	42,430	$9.51	(2)
March 2022	22,735	$9.51	(2)
Total	65,165
_____________________
(1) On January 26, 2022, our board of directors approved an estimated value per share of our common stock of $9.51. The change in the redemption price became effective for the January 2022 redemption date and is effective until the estimated value per share is updated. We expect to update our estimated value per share no later than December 2022.
(2) We limit the dollar value of shares that may be redeemed under the program as described above. During the three months ended March 31, 2022, we redeemed $0.6 million of common stock under the program, which represented all redemption requests received in good order and eligible for redemption through the March 2022 redemption date, except for the $131.8 million of shares in connection with redemption requests not made upon a stockholder’s death, “qualifying disability” or “determination of incompetence,” which redemption requests will be fulfilled subject to the limitations described above. Based on the Twelfth SRP, we had $3.1 million available for redemptions in the remainder of 2022 as of March 31, 2022, all of which are in connection with a stockholders’ death, “qualifying disability” or “determination of incompetence,” subject to the limitations described above.

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

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.

Date:	May 6, 2022	By:	/S/ KEITH D. HALL
Keith D. Hall
Chief Executive Officer and Director
(principal executive officer)

Date:	May 6, 2022	By:	/S/ MICHAEL A. BENDER
Michael A. Bender
Chief Financial Officer
(principal financial officer)