Form 10-Q
period 2022-06-30
Pacific Oak Strategic Opportunity REIT, Inc.
filed 2022-08-12
CIK 1452936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

 FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
As of August 10, 2022, there were 104,140,141 outstanding shares of common stock of Pacific Oak Strategic Opportunity REIT, Inc.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
FORM 10-Q
June 30, 2022

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30, 2022	December 31, 2021
	(unaudited)
Assets
Real estate held for investment, net	$1,194,479	$1,209,243
Real estate held for sale, net	—	5,556
Real estate equity securities	84,505	112,096
Total real estate and real estate-related investments, net	1,278,984	1,326,895
Cash and cash equivalents	104,389	84,172
Restricted cash	62,406	21,259
Investments in unconsolidated entities	107,339	88,256
Rents and other receivables, net	23,220	21,795
Above-market leases, net	2,455	2,642
Due from affiliate	1,792	7,039
Prepaid expenses and other assets	19,336	18,108
Goodwill	13,534	13,534
Assets related to real estate held for sale, net	—	919
Total assets	$1,613,455	$1,584,619
Liabilities, mezzanine equity and equity
Notes and bonds payable related to real estate held for investment, net	$1,040,029	$989,879
Note payable related to real estate held for sale, net	—	9,070
Notes and bonds payable, net	1,040,029	998,949
Accounts payable and accrued liabilities	24,595	23,852
Due to affiliates	12,343	1,903
Below-market leases, net	3,385	4,080
Other liabilities	54,610	43,513
Redeemable common stock payable	1,379	684
Restricted stock payable	508	508
Dividends payable	—	11,016
Total liabilities	1,136,849	1,084,505
Commitments and contingencies
Mezzanine equity
Noncontrolling cumulative convertible redeemable preferred stock	15,233	15,233
Redeemable noncontrolling interest	—	2,822
Equity
Pacific Oak Strategic Opportunity REIT, Inc. stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 104,319,092 and 94,141,251 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	1,043	941
Additional paid-in capital	914,463	818,440
Cumulative distributions and net loss	(464,506)	(347,691)
Total Pacific Oak Strategic Opportunity REIT, Inc. stockholders’ equity	451,000	471,690
Noncontrolling interests	10,373	10,369
Total equity	461,373	482,059
Total liabilities, mezzanine equity and equity	$1,613,455	$1,584,619
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Rental income	$28,979	$32,670	$58,360	$65,378
Hotel revenues	12,854	9,849	18,771	12,424
Other operating income	887	1,218	1,728	2,124
Dividend income from real estate equity securities	819	751	3,206	3,504
Total revenues	43,539	44,488	82,065	83,430
Expenses:
Operating, maintenance, and management	10,342	10,342	20,218	20,775
Real estate taxes and insurance	5,079	5,399	10,103	10,688
Hotel expenses	6,998	5,841	12,109	9,233
Asset management fees to affiliate	3,189	3,527	6,315	7,380
General and administrative expenses	2,983	2,888	5,977	4,759
Foreign currency transaction (gain) loss, net	(23,833)	5,507	(31,098)	(2,839)
Depreciation and amortization	14,098	15,072	26,662	32,073
Interest expense	10,780	10,680	20,343	20,618
Total expenses	29,636	59,256	70,629	102,687
Other (loss) income:
Equity in (loss) income of unconsolidated entities	(2,075)	256	(2,754)	425
Other interest income	48	48	94	94
(Loss) gain on real estate equity securities	(20,070)	4,800	(27,591)	15,553
Change in subordinated performance fee due upon termination to affiliate	—	261	—	(200)
(Loss) gain on sale of real estate	(175)	31,148	3,348	31,170
Gain on extinguishment of debt	—	13	2,367	13
Total other (loss) income, net	(22,272)	36,526	(24,536)	47,055
Net (loss) income	(8,369)	21,758	(13,100)	27,798
Net (income) loss attributable to noncontrolling interests	(156)	98	(38)	761
Net loss attributable to redeemable noncontrolling interest	34	49	81	81
Preferred stock dividends	(528)	(230)	(718)	(453)
Net (loss) income attributable to common stockholders	$(9,019)	$21,675	$(13,775)	$28,187
Net (loss) income per common share, basic and diluted	$(0.09)	$0.22	$(0.13)	$0.29
Weighted-average number of common shares outstanding, basic and diluted	104,422,035	97,948,219	102,929,284	97,991,934

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended June 30, 2022 and 2021
(unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Income (Loss)	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amounts
Balance, March 31, 2022	104,496,165	$1,045	$914,460	$(453,770)	$461,735	$10,251	$471,986
Net (loss) income	—	—	—	(9,019)	(9,019)	156	(8,863)
Transfers to redeemable common stock	—	—	1,685	—	1,685	—	1,685
Redemptions of common stock	(177,171)	(2)	(1,683)	—	(1,685)	—	(1,685)
Adjustment to value of redeemable noncontrolling interest	—	—	—	(1,716)	(1,716)	—	(1,716)
Stock distribution issued	98	—	1	(1)	—	—	—
Noncontrolling interest distribution	—	—	—	—	—	(34)	(34)
Balance, June 30, 2022	104,319,092	$1,043	$914,463	$(464,506)	$451,000	$10,373	$461,373

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Income (Loss)	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amounts
Balance, March 31, 2021	97,966,439	$979	$831,295	$(319,208)	$513,066	$12,515	$525,581
Net income (loss)	—	—	—	21,675	21,675	(98)	21,577
Transfers to redeemable common stock	—	—	(1,419)	—	(1,419)	—	(1,419)
Redemptions of common stock	(60,171)	—	(582)	—	(582)	—	(582)
Noncontrolling interests contributions	—	—	—	—	—	143	143
Balance, June 30, 2021	97,906,268	$979	$829,294	$(297,533)	$532,740	$12,560	$545,300

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Six Months Ended June 30, 2022 and 2021
(unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Income (Loss)	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amounts
Balance, December 31, 2021	94,141,251	$941	$818,440	$(347,691)	$471,690	$10,369	$482,059
Net (loss) income	—	—	—	(13,775)	(13,775)	38	(13,737)
Transfers to redeemable common stock	—	—	(695)	—	(695)	—	(695)
Redemptions of common stock	(242,336)	(2)	(2,272)	—	(2,274)	—	(2,274)
Adjustment to value of redeemable noncontrolling interest	—	—	—	(3,946)	(3,946)	—	(3,946)
Stock distribution issued	10,420,177	104	98,990	(99,094)	—	—	—
Noncontrolling interest distribution	—	—	—	—	—	(34)	(34)
Balance, June 30, 2022	104,319,092	$1,043	$914,463	$(464,506)	$451,000	$10,373	$461,373

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Income (Loss)	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amounts
Balance, December 31, 2020	98,054,582	$979	$831,295	$(325,720)	$506,554	$13,158	$519,712
Net income (loss)	—	—	—	28,187	28,187	(761)	27,426
Transfers to redeemable common stock	—	—	(565)	—	(565)	—	(565)
Redemptions of common stock	(148,314)	—	(1,436)	—	(1,436)	—	(1,436)
Noncontrolling interests contributions	—	—	—	—	`	163	163
Balance, June 30, 2021	97,906,268	$979	$829,294	$(297,533)	$532,740	$12,560	$545,300

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net (loss) income	$(13,100)	$27,798
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Change in subordinated performance fee due upon termination to affiliate	—	200
Equity in loss (income) of unconsolidated entities	2,754	(425)
Depreciation and amortization	26,662	32,073
Loss (gain) on real estate equity securities	27,591	(15,553)
Gain on sale of real estate	(3,348)	(31,170)
Unrealized (gain) loss on interest rate caps	(270)	16
Deferred rent	(1,427)	(1,113)
Gain on extinguishment of debt	(2,367)	(13)
Amortization of above- and below-market leases, net	(508)	(720)
Amortization of deferred financing costs and discount on bonds and notes payable	3,844	3,023
Foreign currency transaction gain, net	(31,098)	(2,839)
Changes in assets and liabilities:
Rents and other receivables	(175)	791
Prepaid expenses and other assets	(1,150)	(1,206)
Accounts payable and accrued liabilities	502	(1,400)
Due to affiliates	3,753	(1,601)
Other liabilities	668	749
Net cash provided by operating activities	12,331	8,610
Cash Flows from Investing Activities:
Acquisitions of real estate	—	(4,107)
Improvements to real estate	(10,110)	(7,727)
Proceeds from sales of real estate, net	357	49,662
Contributions to unconsolidated entities	(22,500)	(4,024)
Distributions of capital from unconsolidated entities	569	—
Purchase of interest rate cap	(506)	(18)
Proceeds from the sale of real estate equity securities	—	14,439
Advance to affiliate	(1,201)
Proceeds from advances due from affiliates	6,448	—
Escrow deposits for future real estate sales	17,000	—
Proceeds for future development obligations	—	6,203
Funding for development obligations	(4,025)	—
Net cash (used in) provided by investing activities	(13,968)	54,428
Cash Flows from Financing Activities:
Proceeds from notes and bonds payable	145,104	157,246
Principal payments on notes and bonds payable	(61,613)	(131,672)
Payments of deferred financing costs	(2,829)	(2,133)
Payments to redeem common stock	(2,274)	(1,436)
Payment of prepaid other offering costs	—	(111)
Distributions paid	(11,016)	—
Preferred dividends paid	(718)	(453)
Noncontrolling interests distribution	(34)	—
Noncontrolling interests contributions	—	163
Other financing proceeds	—	2,367
Net cash provided by financing activities	66,620	23,971
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3,619)	(310)
Net increase in cash, cash equivalents and restricted cash	61,364	86,699
Cash, cash equivalents and restricted cash, beginning of period	105,431	74,319
Cash, cash equivalents and restricted cash, end of period	$166,795	$161,018
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
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
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the FASB Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2022
(unaudited)
Liquidity
The Company generally finances its real estate investments using notes payable that are typically structured as non-recourse secured mortgages with maturities of approximately three to five years, with short term extension options available upon the Company meeting certain debt covenants. Each reporting period management evaluates the Company’s ability to continue as a going concern by evaluating conditions and events, including assessing the liquidity needs to satisfy upcoming debt obligations and the ability to satisfy debt covenant requirements. Through the normal course of operations and as further discussed in Note 5, the Company has $467.5 million of debt obligations coming due over the next 12-month period. In order to satisfy obligations as they mature, management will evaluate its options and may seek to utilize extension options available in the respective loan agreements, may make partial loan paydowns to meet debt covenant requirements, may seek to refinance certain debt instruments, may sell real estate equity securities to convert to cash to make principal payments, may market one or more properties for sale or may negotiate a turnover of one or more secured properties back to the related mortgage lender and remit payment for any associated loan guarantee. Historically, the Company has successfully refinanced debt instruments or utilized extension options in order to satisfy debt obligations as they come due and has not negotiated a turnover of a secured property back to a lender, though the Company may utilize such option if necessary. Based upon these plans, management believes it will have sufficient liquidity to satisfy its obligations as they come due and to continue as a going concern. There can be no assurance as to the certainty or timing of any of management’s plans. Refer to Note 5 for further details.
Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation. In that regard, the Company reclassified held for sale activity related to dispositions in its consolidated balance sheets as of December 31, 2021.
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
Segments
The Company operates in three reportable business segments: opportunistic real estate and real estate-related investments, single-family homes, and hotels, which is how the Company’s management manages the business. In general, the Company intends to hold its investments in opportunistic real estate and other real estate-related assets for capital appreciation. Traditional performance metrics of opportunistic real estate and other real estate-related assets may not be meaningful as these investments are generally non-stabilized and do not provide a consistent stream of interest income or rental revenue. These investments exhibit similar long-term financial performance and have similar economic characteristics. These investments typically involve a higher degree of risk and do not provide a constant stream of ongoing cash flows. As a result, the Company’s management views opportunistic real estate and other real estate-related assets as similar investments and aggregated them into one reportable business segment. The Company owns single-family homes in 18 markets which are all aggregated into one reportable business segment due to the homes being stabilized, having high occupancy rates and have similar economic characteristics. Additionally, the Company owns two hotels which are aggregated into one reportable business segment due to the nature of the hotel business with short-term stays.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2022
(unaudited)
Per Share Data
The Company determines basic earnings per share and basic earnings per unit based on the weighted average number of shares of common stock or units, as applicable, outstanding during the period and the Company considers any participating securities, including unvested restricted stock, for purposes of applying the two-class method. The Company determines diluted earnings per share and diluted earnings per unit based on the weighted average number of shares of common stock or units, as applicable, outstanding combined with the incremental weighted average number of shares or units, as applicable, that would have been outstanding assuming all potentially dilutive securities were converted into shares of common stock or units, as applicable, at the earliest date possible. The noncontrolling Series A convertible redeemable preferred shares of Pacific Oak Residential Trust, Inc. (“PORT”) were not included as the shares are contingent on PORT being public.
Square Footage, Occupancy and Other Measures
Any references to square footage, occupancy or annualized base rent are unaudited and outside the scope of the Company’s independent registered public accounting firm’s review of the Company’s financial statements in accordance with the standards of the United States Public Company Accounting Oversight Board.

3. REAL ESTATE HELD FOR INVESTMENT
As of June 30, 2022, the Company owned eight office properties, one office portfolio consisting of two office buildings and 14 acres of undeveloped land, encompassing, in the aggregate, approximately 3.2 million rentable square feet. As of June 30, 2022, these properties were 72% occupied. In addition, the Company owned one residential home portfolio consisting of 1,815 single-family homes and encompassing approximately 2.5 million rental square feet and two apartment properties, containing 609 units and encompassing approximately 0.5 million rentable square feet, which were 92% and 92% occupied, respectively, as of June 30, 2022. As of June 30, 2022, the Company also owned two hotel properties with an aggregate of 649 rooms and three investments in undeveloped land with approximately 800 developable acres and one office/retail development property. The following table summarizes the Company’s real estate held for investment as of June 30, 2022 and December 31, 2021, respectively (in thousands):

	June 30, 2022	December 31, 2021
Land	$277,513	$275,683
Buildings and improvements	1,026,110	1,017,465
Tenant origination and absorption costs	38,935	43,375
Total real estate, cost	1,342,558	1,336,523
Accumulated depreciation and amortization	(148,079)	(127,280)
Total real estate, net	$1,194,479	$1,209,243

Operating Leases
Certain of the Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of June 30, 2022, the leases, excluding options to extend, apartment leases and single-family homes, which have terms that are generally one year or less, had remaining terms of up to 13.2 years with a weighted-average remaining term of 3.7 years. Some of the leases have provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from tenants in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash and assumed in real estate acquisitions related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets totaled $6.1 million and $6.0 million as of June 30, 2022 and December 31, 2021, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2022
(unaudited)
During the three and six months ended June 30, 2022, the Company recognized deferred rent from tenants of $0.4 million and $1.4 million, respectively, net of lease incentive amortization. During the three and six months ended June 30, 2021, the Company recognized deferred rent from tenants of $0.03 million and $1.1 million, respectively, net of lease incentive amortization. As of June 30, 2022 and December 31, 2021, the cumulative deferred rent receivable balance, including unamortized lease incentive receivables, was $17.0 million and $16.3 million, respectively, and is included in rents and other receivables on the accompanying consolidated balance sheets. The cumulative deferred rent balance included $2.8 million and $3.3 million of unamortized lease incentives as of June 30, 2022 and December 31, 2021, respectively.
As of June 30, 2022, the future minimum rental income from the Company’s properties, excluding apartment leases and single-family homes, under non-cancelable operating leases was as follows (in thousands):

July 1, 2022 through December 31, 2022	$30,337
2023	56,342
2024	50,498
2025	39,743
2026	27,742
Thereafter	66,722
$271,384

As of June 30, 2022, the Company’s commercial real estate properties were leased to approximately 300 tenants over a diverse range of industries and geographic areas. The Company’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Professional, Scientific, and Technical Services	41	$7,837	12.4%
Public Administration	13	7,720	12.3%
Computer Systems Design and Related Services	31	7,567	12.0%
		$23,124	36.7%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of June 30, 2022, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
Geographic Concentration Risk
As of June 30, 2022, the Company’s real estate investments in California and Georgia represented 21.6% and 10.0%, respectively, of the Company’s total assets. As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the California and Georgia real estate markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2022
(unaudited)
Hotel Properties
The following table provides detailed information regarding the Company’s hotel revenues for its two hotel properties during the three and six months ended June 30, 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Hotel revenues:
Room	$9,905	$7,439	$14,200	$9,112
Food, beverage and convention services	309	1,082	589	1,378
Campground	1,603	269	2,395	512
Other	1,037	1,059	1,587	1,422
Hotel revenues	$12,854	$9,849	$18,771	$12,424

Contract Liabilities
The following table summarizes the Company’s contract liabilities, which are comprised of hotel advanced deposits and deferred proceeds from historical and future land sales received from the buyers of the Park Highlands land sales (discussed below) and another developer for the value of land that was contributed to a master association that is consolidated by the Company, which are included in other liabilities in the accompanying consolidated balance sheets, as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Contract liability	$24,081	$7,313
Revenue recognized in the period from:
Amounts included in contract liability at the beginning of the period	$373	$159

Recent Real Estate Sale
On January 24, 2022, the Company, through an indirect wholly owned subsidiary, sold two office buildings related to the Richardson Portfolio and containing 141,950 rentable square feet in Richardson, Texas (“Greenway Buildings”) to a purchaser unaffiliated with the Company or the Advisor (as defined in Note 7), for $11.0 million, before closing costs and credits. The carrying value of the Greenway Buildings as of the disposition date was $5.6 million, which was net of $3.2 million of accumulated depreciation and amortization. In connection with the sale of the Greenway Buildings, the Company repaid $9.1 million of the outstanding principal balance due under the mortgage loan secured by the Greenway Buildings. The Company recognized a gain on sale of $3.6 million related to the disposition of the Greenway Buildings, net of closing costs and adjustments. As a result of the sale of the Greenway Buildings, certain assets and liabilities were reclassified to held for sale on the consolidated balance sheets as of December 31, 2021.
Park Highlands Land Purchase and Sale Contracts
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2022
(unaudited)
On November 11, 2021, the Company, through an indirect wholly owned subsidiary, entered into a purchase and sale agreement, as amended, to sell 234 (previously 238 and amended to reduce by 4 acres) developable acres of undeveloped land located in North Las Vegas, Nevada, (“Park Highlands”) for gross sales proceeds of approximately $124.5 million, before closing costs and credits. The due diligence period expired on February 23, 2022 and the buyer’s deposit of $13.5 million is no longer refundable and is recognized as restricted cash on the consolidated balance sheets. This deposit is held in an escrow account and will become available once the sale is completed. Actions are required by the Company to complete the planned sale.
On March 10, 2022, the Company, through an indirect wholly owned subsidiary, entered into a purchase and sale agreement, as amended, to sell 77 developable acres of Park Highlands for gross sales proceeds of approximately $52.9 million, before closing costs and credits. The due diligence period expired on May 31, 2022 and the buyer’s deposit of $3.5 million is no longer refundable and is recognized as restricted cash on the consolidated balance sheets. This deposit is held in an escrow account and will become available once the sale is completed. Actions are required by the Company to complete the planned sale.
On June 22, 2022, the Company, through an indirect wholly owned subsidiary, entered into a purchase and sale agreement, to sell 67 developable acres of Park Highlands for gross sales proceeds of approximately $55.0 million, before closing costs and credits. The due diligence period expires on October 20, 2022, after which the buyer’s deposit of $3.0 million will no longer be refundable and will be recognized as restricted cash on the consolidated balance sheets. This deposit is held in an escrow account and will become available once the sale is completed. Actions are required by the Company to complete the planned sale.

4. REAL ESTATE EQUITY SECURITIES
The following summarizes the portion of gain and loss for the period related to real estate equity securities held during the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net (loss) gain recognized during the period on real estate equity securities	$(20,070)	$4,800	$(27,591)	$15,553
Less net gain recognized during the period on real estate equity securities sold during the period	—	—	—	(225)
Unrealized (loss) gain recognized during the reporting period on real estate equity securities held at the end of the period	$(20,070)	$4,800	$(27,591)	$15,328

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2022
(unaudited)
5. NOTES AND BONDS PAYABLE
As of June 30, 2022 and December 31, 2021, the Company’s notes and bonds payable, including notes payable related to real estate held for sale, consisted of the following (dollars in thousands):

	Book Value as of June 30, 2022	Book Value as of December 31, 2021	Contractual Interest Rate as of June 30, 2022	Effective Interest Rate at June 30, 2022 (1)	Payment Type (2)	Maturity Date (3)
Richardson Portfolio Mortgage Loan	$19,055	$28,470	Floating Rate + 2.50%	4.30%	Principal & Interest	11/01/2022
Park Centre Mortgage Loan	26,185	26,185	Floating Rate + 1.75%	3.55%	Interest Only	06/27/2023
1180 Raymond Mortgage Loan (4)	31,070	31,070	Floating Rate + 2.25%	3.83%	Interest Only	12/01/2023
Pacific Oak SOR (BVI) Holdings, Ltd. Series B Debentures (5)	333,356	271,978	3.93%	3.93%	(5)	01/31/2026
Crown Pointe Mortgage Loan	53,758	52,315	Floating Rate + 2.30%	3.80%	Interest Only	04/01/2025
The Marq Mortgage Loan	61,556	61,874	Floating Rate + 1.55%	3.35%	Principal & Interest	06/06/2023
Eight & Nine Corporate Centre Mortgage Loan	48,295	48,545	Floating Rate + 1.60%	3.40%	Principal & Interest	06/08/2023
Georgia 400 Center Mortgage Loan	61,154	61,154	Floating Rate + 1.55%	3.35%	Interest Only	05/22/2023
PORT Mortgage Loan 1	51,303	51,302	4.74%	4.74%	Interest Only	10/01/2025
PORT Mortgage Loan 2	10,523	10,523	4.72%	4.72%	Interest Only	03/01/2026
PORT MetLife Loan	60,000	60,000	3.90%	3.90%	Interest Only	04/10/2026
Springmaid Beach Resort Mortgage Loan	53,054	55,491	Floating Rate + 2.25% (6)	5.75%	Principal & Interest	08/12/2022 (7)
Q&C Hotel Mortgage Loan	24,904	25,000	Floating Rate + 2.50% (8)	4.50%	Principal & Interest	12/23/2022
Lincoln Court Mortgage Loan (4)	32,491	34,623	Floating Rate + 2.25%	4.05%	Principal & Interest	08/1/2022 (9)
Lofts at NoHo Commons Mortgage Loan	74,536	74,536	Floating Rate + 2.18% (10)	3.98%	Interest Only	09/09/2022
210 West 31st Street Mortgage Loan (4)	6,000	8,850	Floating Rate + 3.00%	4.80%	Principal & Interest	06/16/2022 (11)
Oakland City Center Mortgage Loan	95,415	96,075	Floating Rate + 1.75%	3.55%	Principal & Interest	09/01/2022
Madison Square Mortgage Loan	17,649	17,500	4.63%	4.63%	Interest Only	10/07/2024
Total Notes and Bonds Payable principal outstanding	1,060,304	1,015,491
Discount on Notes and Bonds Payable, net (12)	(9,636)	(8,146)
Deferred financing costs, net	(10,639)	(8,396)
Total Notes and Bonds Payable, net	$1,040,029	$998,949
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of June 30, 2022. Effective interest rate is calculated as the actual interest rate in effect as of June 30, 2022 (consisting of the contractual interest rate and contractual floor rates), using interest rate indices at June 30, 2022, where applicable.
(2) Represents the payment type required under the loan as of June 30, 2022. Certain future monthly payments due under this loan also include amortizing principal payments. For more information of the Company’s contractual obligations under its notes and bonds payable, see five-year maturity table below.
(3) Represents the initial maturity date or the maturity date as extended as of June 30, 2022; subject to certain conditions, the maturity dates of certain loans may be extended beyond the date shown.
(4) The Company’s notes and bond’s payable are generally non-recourse. These mortgage loans have guarantees over certain balances whereby the Company would be required to make guaranteed payments in the event that the Company turned the property over to the lender. The guarantees are typically 25% of the outstanding loan balance. As of June 30, 2022, the guaranteed amount in the aggregate was $21.9 million.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2022
(unaudited)
(5) See “Israeli Bond Financings” below.
(6) The interest rate is variable at the higher of one-month LIBOR + 2.25% or 5.77%.
(7) Subsequent to June 30, 2022, the Company extended the Springmaid Beach Resort Mortgage Loan to October 10, 2022.
(8) The interest rate is variable at the higher of one-month LIBOR + 2.5% or 4.5%.
(9) On July 29, 2022, the Company refinanced the Lincoln Court Mortgage Loan with a new lender for an amount up to $39.4 million, of which $35.3 million was funded at the time of closing. The loan is an interest only with an annual variable rate of 3.25% plus the floating rate (SOFR). Additionally, the loan has an initial maturity date of August 7, 2025 with an available three-year extension.
(10) The LIBOR rate is variable at the higher of one-month LIBOR or 1.75%, plus 2.18%.
(11) Subsequent to June 30, 2022, the Company extended the maturity of the 210 West 31st Street Mortgage Loan to December 16, 2022. Monthly principal payments of $1.0 million beginning on July 10, 2022.
(12) Represents the unamortized premium/discount on notes and bonds payable due to the above- and below-market interest rates when the debt was assumed. The discount/premium is amortized over the remaining life of the notes and bonds payable.
During the three and six months ended June 30, 2022, the Company incurred $10.8 million and $20.3 million, respectively, of interest expense. Included in interest expense for the three and six months ended June 30, 2022 was $0.8 million and $1.6 million, respectively, of amortization of deferred financing costs. Included in interest expense for the three and six months ended June 30, 2022 was $1.2 million and $2.3 million, respectively, of amortization on discount on notes and bonds payable, net. Additionally, during the three and six months ended June 30, 2022, the Company capitalized $0.5 million and $1.0 million, respectively, of interest related to its investments in undeveloped land.
During the three and six months ended June 30, 2021, the Company incurred $10.7 million and $20.6 million, respectively, of interest expense. Included in interest expense for the three and six months ended June 30, 2021 was $0.8 million and $1.6 million, respectively, of amortization of deferred financing costs. Included in interest expense for the three and six months ended June 30, 2021 was $1.0 million and $1.4 million, respectively, of amortization of discount on notes and bonds payable, net. Additionally, during the three and six months ended June 30, 2021, the Company capitalized $0.5 million and $1.1 million, respectively of interest related to its investments in undeveloped land.
As of June 30, 2022 and December 31, 2021, the Company’s interest payable was $7.9 million and $6.6 million, respectively.
The following is a schedule of maturities, including principal amortization payments, for all notes and bonds payable outstanding as of June 30, 2022 (in thousands):

July 1, 2022 through December 31, 2022	$306,320
2023	227,395
2024	128,767
2025	216,180
2026	181,642
Thereafter	—
$1,060,304

As of August 12, 2022, the Company had a total of $467.5 million of debt obligations scheduled to mature over the next 12 months. The Company has extension options with respect to $258.8 million of the debt obligations outstanding that are scheduled to mature over the next 12 months; however, the Company cannot exercise these options if not then in compliance with certain financial covenants in the loans without making a cash payment and there is no assurance that the Company will be able to meet these requirements. All of the Company’s debt obligations are generally non-recourse, subject to certain limited guaranty payments, as outlined in the table above, except for the Company’s Series B Debentures. The Company plans to utilize available extension options or refinance the notes payable. The Company may also choose to market the properties for sale or may negotiate a turnover of the secured properties back to the related mortgage lender.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2022
(unaudited)

The Company’s notes payable contain financial debt covenants, including minimum equity requirements and liquidity ratios. As of June 30, 2022, the Company was in compliance with all of these debt covenants with the exception that the Oakland City Center Mortgage Loan and Georgia 400 Center Mortgage Loan which were not in compliance with the debt service coverage requirement and the Lofts at Noho Commons Mortgage Loan which was not in compliance with the debt yield requirement. As a result of such non-compliance, the Company is required to provide a cash sweep for the Lofts at NoHo Commons Mortgage Loan and the Georgia 400 Center Mortgage Loan, as well as a deposit for the Georgia 400 Center Mortgage Loan. On April 4, 2022, the Company paid a deposit of $20.4 million to the lender of the Georgia 400 Center Mortgage Loan and recorded as restricted cash on the consolidated balance sheets. Additionally, the Company may be required to partially pay down the Oakland City Center Mortgage Loan if the non-compliance continues.
Israeli Bond Financings
On February 16, 2020, Pacific Oak SOR BVI issued 254.1 million Israeli new Shekels (approximately $74.1 million as of February 16, 2020) of Series B Debentures to Israeli investors pursuant to a public offering registered with the Israel Securities Authority. The Series B Debentures will bear interest at the rate of 3.93% per year. The Series B Debentures have principal installment payments equal to 33.33% of the face amount of the Series B Debentures on January 31st of each year from 2024 to 2026. On November 1, 2021, Pacific Oak SOR BVI issued additional Series B Debentures in the amount of 536.4 million Israeli new Shekels par value through a public offering. The public offering Series B Debentures were issued at a 2.6% discount resulting in a total consideration of 522.4 million Israeli new Shekels ($166.8 million as of November 1, 2021). On November 8, 2021, Pacific Oak SOR BVI also issued Series B Debentures in the amount of 53.6 million Israeli new Shekels par value through a private offering. The private offering Series B Debentures were issued at a 3.1% discount resulting in a total consideration of 52.0 million Israeli new Shekels ($16.7 million as of November 8, 2021).
Additionally, on May 2, 2022, Pacific Oak SOR BVI issued Series B Debentures in the amount of 320.4 million Israeli new Shekels par value through a private offering. The private offering Series B Debentures were issued at a 4.0% discount, resulting in a total consideration of 307.6 million Israeli new Shekels ($95.3 million as of May 2, 2022). The additional Series B Debentures have an equal level of security, pari passu, amongst themselves and between them and the initial Series B Debentures, without any right of precedence or preference between any of them.
The deed of trust that governs the Series B Debentures contain various financial covenants. As of June 30, 2022, the Company was in compliance with all of these financial debt covenants.

6. FAIR VALUE DISCLOSURES
The following were the face values, carrying amounts and fair values of the Company’s financial instruments as of June 30, 2022 and December 31, 2021, which carrying amounts do not approximate the fair values (in thousands):

	June 30, 2022			December 31, 2021
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial liabilities (Level 3):
Notes and bond payable	$726,948	$724,395	$718,214	$743,513	$740,176	$740,347
Financial liabilities (Level 1):
Pacific Oak SOR (BVI) Holdings, Ltd. Series B Debentures	$333,356	$315,634	$314,530	$271,978	$258,773	$274,697
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2022
(unaudited)
As of June 30, 2022, the Company measured the following assets at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Real estate equity securities	$84,505	$84,505	$—	$—
Asset derivative - interest rate caps	$784	$—	$784	$—

As of December 31, 2021, the Company measured the following assets and liabilities at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Real estate equity securities	$112,096	$112,096	$—	$—
Asset derivative - interest rate caps	$8	$—	$8	$—

7. RELATED PARTY TRANSACTIONS
As described further below, the Company has entered into agreements with certain affiliates pursuant to which they provide services to the Company. Keith D. Hall and Peter McMillan III control and indirectly own Pacific Oak Holding Group, LLC (“Pacific Oak Holding”), the Company’s sponsor since November 1, 2019. Pacific Oak Holding is the sole owner of Pacific Oak Capital Advisors, LLC (the “Advisor”), the Company’s advisor since November 1, 2019. Messrs. Hall and McMillan are also two of the Company’s executive officers and directors.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2022
(unaudited)
Pursuant to the terms of the Advisory Agreement, summarized below are the related-party costs incurred by the Company for the three and six months ended June 30, 2022 and 2021, respectively, and any related amounts payable as of June 30, 2022 and December 31, 2021 (in thousands):

	Incurred				Payable as of
	Three Months Ended June 30,		Six Months Ended June 30,		June 30, 2022	December 31, 2021
Expensed	2022	2021	2022	2021
Asset management fees	$3,189	$3,527	$6,315	$7,380	$5,656	$1,903
Property management fees (1)	133	123	258	243	—	—
Disposition fees (2)	—	504	107	504	—	—
Change in subordinated performance fee due upon termination to affiliate (3)	—	(261)	—	200	(3)	(3)
Capitalized
Acquisition fees on real estate (4)	—	—	—	20	—	—
Acquisition fee on investment in unconsolidated entities	—	16	—	45	—	—
	$3,322	$3,909	$6,680	$8,392	$5,656	$1,903
_____________________
(1) Property management fees are for single-family homes and paid to an affiliate of the Advisor. These fees are included in the line item “Operating, maintenance, and management cost” in the consolidated statement of operations.
(2) Disposition fees with respect to real estate sold are included in the gain (loss) on sale of real estate in the accompanying consolidated statements of operations.
(3) Change in estimate of fees payable to the Company’s previous advisor, KBS Capital Advisors LLC (“KBS Capital Advisors) due to the termination of the former advisory agreement with KBS Capital Advisors.
(4) Acquisition fees associated with asset acquisitions are capitalized, while costs associated with business combinations expensed as incurred.
During the six months ended June 30, 2022, the Company provided $1.2 million of funding to the 110 William Joint Venture, an unconsolidated entity, for mortgage loan refinancing fees. In the prior year, the Company provided $7.0 million of funding to the 353 Sacramento Joint Venture, an unconsolidated entity, for mortgage loan refinancing fees and was partially repaid during the six months ended June 30, 2022. As of June 30, 2022 and December 31, 2021, the Company recognized a due from affiliate of $1.8 million and $7.0 million, respectively.
On June 24, 2022, the Company’s board of directors authorized and approved the redemption of the 510,816 Special Common Units of PORT OP LP, a consolidated subsidiary of the Company (“PORT OP”), representing approximately 3.20% interest, held by BPT Holdings, LLC (“BPT Holdings”), a subsidiary of the Advisor, for a price of $13.09 per unit. The Special Common Units are included as due to affiliates on the consolidated balance sheets. In July 2022, the Company redeemed the special common units of PORT OP for $6.7 million. Following the redemption, the Company owned 100% of PORT OP.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2022
(unaudited)
Pacific Oak Opportunity Zone Fund I
As of June 30, 2022, the Company contributed $27.4 million to the Pacific Oak Opportunity Zone Fund I, LLC (“Pacific Oak Opportunity Zone Fund I”), which is included in investments in unconsolidated entities on the consolidated balance sheets. The Advisor is entitled to certain fees in connection with the fund. Pacific Oak Opportunity Zone Fund I will pay an acquisition fee equal to 1.5% of the purchase price of each asset (including any debt incurred or assumed and significant capital improvement costs budgeted as of the date of acquisition) with a purchase price less than or equal to $25.0 million plus 1.0% of the purchase price in excess of $25.0 million; a quarterly asset management fee equal to 0.25% of the total purchase price of all assets (including any debt incurred or assumed and significant capital improvement costs budgeted as of the date of acquisition) as of the end of the applicable quarter; and a financing fee equal to 0.5% of the original principal amount of any indebtedness incurred (reduced by any financing fee previously paid with respect to indebtedness being refinanced). In the case of investments made through joint ventures, the fees above will be determined based on the Company’s proportionate share of the investment. The Advisor is also entitled to certain distributions paid by the Pacific Oak Opportunity Zone Fund I after the Class A Members have received their preferred return. These fees and distributions have been waived for the Company’s investment. In addition, side letter agreements between the Advisor and Pacific Oak Opportunity Zone Fund I were executed on February 28, 2020 and stipulate that any asset management fees allocable to the Company and waived by Pacific Oak Capital Advisors for Pacific Oak Opportunity Zone Fund I will distributed to the Company. During the three and six months ended June 30, 2022, the Company recorded $0.1 million and $0.2 million, respectively, of waived asset management fees recorded as equity in income of unconsolidated entities, of which $0 was a receivable as of June 30, 2022. During the three and six months ended June 30, 2021, the Company recorded $0.2 million and $0.3 million, respectively, of waived asset management fees recorded as equity in income of unconsolidated entities.
PORT II
As of June 30, 2022, the Company contributed $34.0 million in PORT II OP LP (“PORT II OP”), a wholly owned subsidiary of Pacific Oak Residential Trust II, Inc. (“PORT II”). On August 31, 2020, PORT II entered into an advisory agreement (as subsequently amended and restated on October 9, 2020, “PORT II Advisory Agreement”) with Pacific Oak Residential Advisors, LLC (“PORA”), an affiliate of the Advisor. Pursuant to the PORT II Advisory Agreement, PORT II has engaged PORA to act as its external advisor with respect to PORT II’s operations and assets. Because the Company has separately engaged the Advisor to manage its operations and assets, including its interests in PORT II, on November 12, 2020, the Company and the Advisor agreed to amend their advisory agreement to provide that PORT II’s operations and assets will be managed by PORA and not by the Advisor.
On July 1, 2022, the Company determined that it became the primary beneficiary of PORT II as a result of events that occurred, including a tender offer arrangement to return equity to unrelated investors. As such, in July 2022, the Company consolidated PORT II into the Company’s consolidated financial statements. See Note 13 for further details.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2022
(unaudited)
8. INVESTMENT IN UNCONSOLIDATED ENTITIES
As of June 30, 2022 and December 31, 2021, the Company’s investments in unconsolidated entities were composed of the following (dollars in thousands):

	Number of Properties as of June 30, 2022			Investment Balance at
Joint Venture		Location	Ownership %	June 30, 2022	December 31, 2021
110 William Joint Venture	1	New York, New York	60.0%	$—	$—
353 Sacramento Joint Venture	1	San Francisco, California	55.0%	47,377	49,916
Pacific Oak Opportunity Zone Fund I	3	Various	46.0%	27,356	27,215
PORT II OP LP	588	Various	94.2%	32,606	11,125
				$107,339	$88,256

PORT II
PORT II is a Maryland corporation formed and sponsored by the Advisor to acquire, own and operate single family homes as rental properties as well as to acquire and own other interests, including mortgages on or securities related to single family homes. As of June 30, 2022, the Company owns 600 shares of common stock of PORT II. The Company exercises significant influence over the operations, financial policies and decision making with respect to PORT II, but does not control it. The Company made its investment through PORT OP, of which the Company owns 94.2% of PORT II OP as of June 30, 2022. During the six months ended June 30, 2022, the Company contributed an additional $22.5 million to PORT II OP. As of June 30, 2022, the Company has concluded that PORT II OP qualifies as a VIE because there is insufficient equity at risk to finance the entity’s activities and the entity is structured with non-substantive voting rights. The Company concluded it is not the primary beneficiary of this VIE since it does not have the power to direct the activities that most significantly impact the entity’s economic performance and will account for its investment under the equity method of accounting. During the three and six months ended June 30, 2022, the Company recognized losses of $0.4 million and $0.5 million, respectively, related to this investment. During both of the three and six months ended June 30, 2021, the Company recognized losses of $12,000 related to this investment.
On July 1, 2022, the Company determined that it became the primary beneficiary of PORT II as a result of events that occurred, including a tender offer arrangement to return equity to unrelated investors. As such, in July 2022, the Company consolidated PORT II into the Company’s consolidated financial statements. See Note 13 for further details.
On May 12, 2022, PORT II OP purchased a single-family home portfolio of 283 homes in Michigan for $80.3 million before closing costs and credits from an unaffiliated seller.

9. SUPPLEMENTAL CASH FLOW AND SIGNIFICANT NONCASH TRANSACTION DISCLOSURES
Supplemental cash flow and significant noncash transaction disclosures were as follows (in thousands):

	Six Months Ended June 30,
	2022	2021
Supplemental Disclosure of Cash Flow Information:
Interest paid, net of capitalized interest of $1,026 and $1,104 for the six months ended June 30, 2022 and 2021, respectively	$15,446	$17,571
Supplemental Disclosure of Significant Noncash Transactions:
Accrued improvements to real estate	3,262	6,075
Redeemable common stock payable	1,379	1,429
Distributions paid to common stockholders through common stock issuances	99,094	—

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2022
(unaudited)
10. REPORTING SEGMENTS
The Company recognizes three reporting segments for the three and six months ended June 30, 2022 and 2021: strategic opportunistic properties, single-family homes and hotels. All corporate related costs are included in the strategic opportunistic properties segment to align with how financial information is presented to the chief operating decision maker. The selected financial information for reporting segments for the three and six months ended June 30, 2022 and 2021 are as follows (in thousands):

	Three Months Ended June 30, 2022
	Strategic Opportunistic Properties	Single-Family Homes	Hotels	Total
Total revenues	$24,884	$5,801	$12,854	$43,539
Total expenses	(13,699)	(6,505)	(9,432)	(29,636)
Total other (loss) income	(21,797)	(479)	4	(22,272)
Net (loss) income	$(10,612)	$(1,183)	$3,426	$(8,369)

	Six Months Ended June 30, 2022
	Strategic Opportunistic Properties	Single-Family Homes	Hotels	Total
Total revenues	$51,750	$11,544	$18,771	$82,065
Total expenses	(40,776)	(13,009)	(16,844)	(70,629)
Total other (loss) income	(26,387)	(521)	2,372	(24,536)
Net (loss) income	$(15,413)	$(1,986)	$4,299	$(13,100)

	Three Months Ended June 30, 2021
	Strategic Opportunistic Properties	Single-Family Homes	Hotels	Total
Total revenues	$29,075	$5,564	$9,849	$44,488
Total expenses	(43,932)	(6,999)	(8,325)	(59,256)
Total other income	36,459	54	13	36,526
Net income (loss)	$21,602	$(1,381)	$1,537	$21,758

	Six Months Ended June 30, 2021
	Strategic Opportunistic Properties	Single-Family Homes	Hotels	Total
Total revenues	$60,136	$10,870	$12,424	$83,430
Total expenses	(75,528)	(13,183)	$(13,976)	(102,687)
Total other income	46,964	78	$13	47,055
Net income (loss)	$31,572	$(2,235)	$(1,539)	$27,798

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2022
(unaudited)
Total assets and goodwill related to the reporting segments as of June 30, 2022 and December 31, 2021 are as follows (in thousands):

	June 30, 2022
	Strategic Opportunistic Properties	Single-Family Homes	Hotels	Total
Total assets	$1,234,238	$227,704	$151,513	$1,613,455
Goodwill	9,489	—	4,045	13,534

	December 31, 2021
	Strategic Opportunistic Properties	Single-Family Homes	Hotels	Total
Total assets	$1,223,122	$211,050	$150,447	$1,584,619
Goodwill	9,489	—	4,045	13,534

11. PORT MEZZANINE EQUITY
The following is a reconciliation of PORT’s noncontrolling cumulative convertible redeemable preferred stock for the six months ended June 30, 2022 and 2021 (dollars in thousands):

	Series A Preferred Stock		Series B Preferred Stock
	Shares	Amounts	Shares	Amounts
Balance, December 31, 2021	15,000	$15,134	125	$99
Dividends Available Upon Redemption	—	672	—	8
Dividends Paid	—	(672)	—	(8)
Balance, June 30, 2022	15,000	$15,134	125	$99

	Series A Preferred Stock		Series B Preferred Stock
	Shares	Amounts	Shares	Amounts
Balance, December 31, 2020	15,000	$15,134	125	$99
Dividends Available Upon Redemption	—	453	—	—
Dividends Paid	—	(453)	—	—
Balance, June 30, 2021	15,000	$15,134	125	$99

On July 1, 2020, the Company acquired, through its subsidiaries, Battery Point Trust Inc. (“Battery Point”). Battery Point is a real estate investment trust that owned, at the time of acquisition, 559 single-family rental homes throughout the midwestern and southeastern United States. All of these assets are held by the Company through its subsidiary, PORT OP.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2022
(unaudited)
The Company acquired Battery Point by acquiring all the 1,000,000 outstanding shares of Battery Point common stock from BPT Holdings. The Advisor is the Company’s external advisor and is owned and controlled by Keith D. Hall, the Company’s Chief Executive Officer and a director, and Peter M. McMillan, the Company’s President and Chairman of the Board. In exchange, BPT Holdings received 510,816 Special Common Units in PORT OP, approximately 4.5% of the outstanding common equity units, as of July 1, 2020. The value of the interests exchanged was estimated by the participants at approximately $3.0 million. The common equity units issued to BPT Holdings are redeemable after one year at the request of BPT Holdings for all or a portion of the common equity units at a redemption price equal to and in the form of cash based on the unit price of PORT OP. The following table summarizes the redeemable non-controlling interest activity related to the PORT OP equity units held by BPT Holdings for the six months ended June 30, 2022 and 2021 (in thousands):

December 31, 2021	$2,822
Net loss attributable to redeemable noncontrolling interest	(81)
Adjustment to value of redeemable noncontrolling interest (1)	3,946
June 30, 2022	$6,687

December 31, 2020	$2,968
Net loss attributable to redeemable noncontrolling interest	(81)
June 30, 2021	$2,887
_____________________
(1) On June 24, 2022, the Company’s board of directors approved the redemption of the 510,816 PORT OP Special Common Units held by BPT Holdings for a price of $13.09 per unit. As the Company determined that the redemption of the units was certain of occurrence, as of June 30, 2022, the Company reclassified the redeemable noncontrolling interests to due to affiliates on the consolidated balance sheets and recorded at its fair value. The Company redeemed the noncontrolling interest in PORT OP in July 2022. See Note 7 for further details.

12. COMMITMENTS AND CONTINGENCIES
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2022
(unaudited)
The management agreement expires on December 31 of the 20th full year following the Brand Commencement Date. Upon mutual agreement, the parties may extend the term of the agreement for two successive periods of five years each. If an event of default occurs and continues beyond any applicable notice and cure periods set forth in the management agreement, the non-defaulting party generally has, among other remedies, the option of terminating the management agreement upon written notice to the defaulting party with no termination fee payable to the Operator. In addition, the Company has the right to terminate the management agreement without the payment of a termination fee if the Operator fails to achieve certain criteria relating to the performance of the hotel for any two consecutive years following the Brand Commencement Date. Under certain circumstances following a casualty or condemnation event, either party may terminate the management agreement provided the Operator receives a termination fee an amount equal to two years of the base fee. The Company is permitted to terminate the management agreement upon a sale, lease or other transfer of the Springmaid Beach Resort at any time so long as the buyer is approved for, and enters into the Operator’s franchise agreement for the balance of the agreement’s term. Finally, the Company is restricted in its ability to assign the management agreement upon a sale, lease or other transfer of the Springmaid Beach Resort unless the transferee is approved by the Operator to assume the management agreement.
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
During the three and six months ended June 30, 2022, the Company incurred $0.3 million and $0.4 million, respectively, of fees related to the management agreement, which are included in hotel expenses on the accompanying consolidated statements of operations. During the three and six months ended June 30, 2021, the Company incurred $0.2 million and $0.3 million, respectively, of fees related to the management agreement, which are included in hotel expenses on the accompanying consolidated statements of operations.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2022
(unaudited)
Q&C Hotel
A wholly owned subsidiary of the joint venture through which the Company leases the operations of the Q&C Hotel (“Q&C Hotel Operations”) has entered into a management agreement with Encore Hospitality, LLC (“Encore Hospitality”), an affiliate of the joint venture partner, pursuant to which Encore Hospitality will manage and operate the Q&C Hotel. The management agreement expires on December 17, 2035. Subject to certain conditions, Encore Hospitality may extend the term of the agreement for a period of five years. Pursuant to the management agreement Encore Hospitality will receive a base fee, which is 4.0% of gross revenue (as defined in the management agreement). During the three and six months ended June 30, 2022, the Company incurred $0.1 million and $0.2 million, respectively, of fees related to the management agreement, which are included in hotel expenses on the accompanying consolidated statements of operations. During the three and six months ended June 30, 2021, the Company incurred $0.05 million and $0.1 million, respectively, of fees related to the management agreement, which are included in hotel expenses on the accompanying consolidated statements of operations.
Q&C Hotel Operations has also entered into a franchise agreement with Marriott International (“Marriott”) pursuant to which Marriott has granted Q&C Hotel Operations a limited, non-exclusive license to establish and operate the Q&C Hotel using certain of Marriott’s proprietary marks and systems. The hotel was branded as a Marriott Autograph Collection hotel on May 25, 2016. The franchise agreement will expire on May 25, 2041. Pursuant to the franchise agreement, Q&C Hotel Operations pays Marriott a monthly franchise fee equal to a percent of gross room sales on a sliding scale that is initially 2% and increases to 5% on May 25, 2019 and a monthly marketing fund contribution fee equal to 1.5% of the Q&C Hotel’s gross room sales. In addition, the franchise agreement requires the maintenance of a reserve account to fund all renovations at the hotel based on a percentage of gross revenues which starts at 2% of gross revenues and increases to 5% of gross revenues on May 25, 2019. Q&C Hotel Operations is also responsible for the payment of certain other fees, charges and costs as set forth in the agreement. During the three and six months ended June 30, 2022, the Company incurred $0.3 million and $0.5 million, respectively, of fees related to the Marriott franchise agreement, which are included in hotel expenses on the accompanying consolidated statement of operations. During the three and six months ended June 30, 2021, the Company incurred $0.1 million and $0.2 million, respectively, of fees related to the Marriott franchise agreement, which are included in hotel expenses on the accompanying consolidated statement of operations.
In addition, in connection with the execution of the franchise agreement, SOR US Properties II, a wholly owned subsidiary of the Company, is providing an unconditional guarantee that all Q&C Hotel Operations’ obligations under the franchise agreement will be punctually paid and performed. Finally, certain transfers of the Q&C Hotel or an ownership interest therein are subject to a notice and consent requirement, and the franchise agreement further provides Marriott with a right of first refusal with respect to a sale of the hotel to a competitor of Marriott.
Lease Obligations
As of June 30, 2022, the Company’s lease and rights to a leasehold interest with respect to 210 West 31st, an office/retail building in New York, NY, which was accounted for as a finance lease, are included in the consolidated balance sheet as follows:

Right-of-use asset (included in real estate held for investment, net)	$8,074
Lease obligation (included in other liabilities)	9,403

Remaining lease term	91.5 years
Discount rate	4.8%

The components of lease expense were as follows:
Interest on lease obligation for the three months ended June 30, 2022	111
Interest on lease obligation for the six months ended June 30, 2022	223

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2022
(unaudited)
As of June 30, 2022, the Company had a leasehold interest expiring in 2114. Future minimum lease payments owed by the Company under the finance lease as of June 30, 2022 are as follows (in thousands):

July 1, 2021 through December 31, 2021	$180
2022	360
2023	360
2024	393
2025	396
Thereafter	52,167
Total expected minimum lease obligations	53,856
Less: Amount representing interest (1)	(44,453)
Present value of net minimum lease payments (2)	$9,403
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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Although there can be no assurance, the Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations as of June 30, 2022. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities.
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
June 30, 2022
(unaudited)
13. SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
PORT II Reconsideration
On July 1, 2022, the Company, through PORT OP, made a tender offer to purchase 76,735 shares of PORT II common stock held by unrelated parties for a price of $14.66 per share. As a result, the Company determined that it became the primary beneficiary of PORT II, which resulted in the consolidation of PORT II into the Company’s consolidated financial statements. On July 29, 2022, the Company consummated the transactions with the unrelated parties and owned 100% of PORT II. The Company is in the process of assessing the fair value of the assets and liabilities to be consolidated. The Company’s preliminary fair values are: $135.1 million of 588 single-family homes and $82.6 million to the notes payable. There are no liquidity arrangements or agreements to fund capital or purchase assets that could require the Company to provide financial support to PORT II. The Company and the aforementioned unrelated parties did not guarantee any debt in connection with the transaction. Please refer to Notes 8 and 9 for additional details.
Springmaid Beach Resort Purchase and Sale Contract
On July 14, 2022, the Company’s board of directors committed to a plan to sell the Springmaid Beach Resort to an unrelated party. On July 15, 2022, the Company, through an indirect wholly owned subsidiary, entered into an amended purchase and sale agreement, to sell the Springmaid Beach Resort for $91.0 million, before closing costs and credits. The mortgage loan secured by the property had an outstanding principal balance of $53.1 million as of July 15, 2022. The due diligence period has expired and the buyer’s deposit of $2.0 million is no longer refundable. The Company expects to close the transaction in the third quarter of 2022, but can give no assurances that the sale will be completed.

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
As of June 30, 2022, we consolidated eight office properties, one office portfolio consisting of two office buildings and 14 acres of undeveloped land, two apartment properties, two hotel properties, one residential home portfolio consisting of 1,815 single-family homes, three investments in undeveloped land with approximately 800 developable acres, one office/retail development property and owned four investments in unconsolidated entities and three investments in real estate equity securities.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
We sold 56,584,976 shares of common stock in the primary portion of our initial public offering for gross offering proceeds of $561.7 million. We ceased offering shares in the primary portion of our initial public offering on November 14, 2012. We continue to offer shares of common stock under the dividend reinvestment plan. As of June 30, 2022, we had sold 6,851,969 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $76.5 million. To date, we have invested all of the net proceeds from our initial public offering in real estate and real estate-related investments. We intend to use our cash on hand, proceeds from asset sales, proceeds from debt financing, cash flow generated by our real estate operations and real estate-related investments and proceeds from our dividend reinvestment plan as our primary sources of immediate and long-term liquidity.
Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures and corporate general and administrative expenses. Cash flow from operations from our real estate investments is primarily dependent upon the occupancy levels of our properties, the net effective rental rates on our leases, the collectability of rent and operating recoveries from our tenants and how well we manage our expenditures. As of June 30, 2022, our office properties were collectively 72% occupied, our residential home portfolio was 92% occupied and our apartment properties were 92% occupied.
Our investments in hotel properties generate cash flow in the form of room, food, beverage and convention services, campground and other revenues, which are reduced by hotel expenses, capital expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our hotel properties are primarily dependent upon the occupancy levels of our hotels, the average daily rates and how well we manage our expenditures. The following table provides summary information regarding our hotel properties for the six months ended June 30, 2022 and 2021:

		Percentage Occupied for the Six Months Ended June 30,		Average Daily Rate for the Six Months Ended June 30,		Average Revenue per Available Room for the Six Months Ended June 30,
Property	Number of Rooms	2022	2021	2022	2021	2022	2021
Springmaid Beach Resort	453	57.0%	49.1%	$199.36	$191.62	$113.63	$94.12
Q&C Hotel	196	66.3%	33.0%	$207.64	$118.99	$137.63	$39.30

Investments in real estate equity securities generate cash flow in the form of dividend income, which is reduced by asset management fees. As of June 30, 2022, we had three investments in real estate equity securities outstanding with a total carrying value of $84.5 million.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended June 30, 2022 did not exceed the charter-imposed limitation.
For the six months ended June 30, 2022, our cash needs for capital expenditures, redemptions of common stock and debt servicing were met with proceeds from dispositions of real estate, proceeds from debt financing and cash on hand. Operating cash needs during the same period were met through cash flow generated by our real estate and real estate-related investments and cash on hand. As of June 30, 2022, we had outstanding debt obligations in the aggregate principal amount of $1.1 billion, with a weighted-average remaining term of 1.1 years. As of June 30, 2022, we had a total of $502.6 million of debt obligations scheduled to mature within 12 months of that date. We plan to exercise our extension options available under our loan agreements or pay down or refinance the related notes payable prior to their maturity dates.
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
As of June 30, 2022, we consolidated eight office properties, one office portfolio consisting of two office buildings and 14 acres of undeveloped land, two apartment properties, two hotel properties, one residential home portfolio consisting of 1,815 single-family homes, three investments in undeveloped land with approximately 800 developable acres, one office/retail development property and owned four investments in unconsolidated entities and three investments in real estate equity securities. During the six months ended June 30, 2022, net cash provided by operating activities was $12.3 million. We expect that our cash flows from operating activities will increase in future periods as a result of leasing additional space that is currently unoccupied and anticipated future acquisitions of real estate and real estate-related investments. However, our cash flows from operating activities may decrease to the extent that we dispose of additional assets.
Cash Flows from Investing Activities
Net cash used in investing activities was $14.0 million for the six months ended June 30, 2022 and primarily consisted of the following:
•Contributions to an unconsolidated entity of $22.5 million;
•Earnest money received of $17.0 million related to the pending sale of Park Highlands land;
•Improvements to real estate of $10.1 million;
•Proceeds from advances due from affiliates of $6.4 million; and
•Funding of $4.0 million for development obligations related to Park Highlands land.
Cash Flows from Financing Activities
Net cash provided by financing activities was $66.6 million for the six months ended June 30, 2022 and primarily consisted of the following:
•$80.7 million of net cash provided by proceeds from notes payable of $145.1 million and partially offset by principal payments on notes payable of $61.6 million and payments of deferred financing costs of $2.8 million;
•$11.0 million of cash distributions paid; and
•$2.3 million of cash used for redemptions of common stock.
In order to execute our investment strategy, we utilize secured debt and we may, to the extent available, utilize unsecured debt, to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinancing and interest risks, are properly balanced with the benefit of using leverage. There is no limitation on the amount we may borrow for any single investment. Our charter limits our total liabilities such that our total liabilities may not exceed 75% of the cost of our tangible assets; however, we may exceed that limit if a majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our common stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of June 30, 2022, our borrowings and other liabilities were both approximately 67% of the cost (before depreciation and other noncash reserves) and the book value (before depreciation) of our tangible assets.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Additionally, on May 2, 2022, Pacific Oak Strategic Opportunity BVI also issued Series B Debentures in the amount of 320.4 million Israeli new Shekels par value through a private offering. The private offering Series B Debentures were issued at a 4.0% discount resulting in a total consideration of 307.6 million Israeli new Shekels ($95.3 million as of May 2, 2022). All additional Series B Debentures have an equal level of security, pari passu, amongst themselves and between them and the initial Series B Debentures, which were initially issued, without any right of precedence or preference between any of them.
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
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of June 30, 2022 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2022	2023-2024	2025-2026	Thereafter
Outstanding debt obligations (1)	$1,060,304	$306,320	$356,162	$397,822	$—
Interest payments on outstanding debt obligations (2)	68,906	17,141	42,043	9,722	—
Finance lease obligation	53,856	180	720	789	52,167
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts, maturity dates, foreign currency rates and interest rates in effect at June 30, 2022.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Results of Operations
Overview
As of June 30, 2022, we consolidated eight office properties, one office portfolio consisting of two office buildings and 14 acres of undeveloped land, two apartment properties, two hotel properties, one residential home portfolio consisting of 1,815 single-family homes, three investments in undeveloped land with approximately 800 developable acres, one office/retail development property and owned four investments in unconsolidated entities and three investments in real estate equity securities. As of June 30, 2021, we consolidated nine office properties (of which one office property was held for sale), one office portfolio consisting of four office buildings and 14 acres of undeveloped land, two apartment properties, two hotel properties, one residential home portfolio consisting of 1,807 single-family homes, three investments in undeveloped land with approximately 800 developable acres, one office/retail development property and owned four investments in unconsolidated entities and three investments in real estate equity securities. Our results of operations for the three and six months ended June 30, 2022 may not be indicative of those in future periods due to acquisition and disposition activities. Additionally, the occupancy in our properties, excluding our residential home portfolio, has not been stabilized. As of June 30, 2022, our office properties were collectively 72% occupied, our residential home portfolio was 92% occupied and our apartment properties were 92% occupied. However, due to the amount of near-term lease expirations, we do not put significant emphasis on quarterly changes in occupancy (positive or negative) in the short run. Our underwriting and valuations are generally more sensitive to “terminal values” that may be realized upon the disposition of the assets in the portfolio and less sensitive to ongoing cash flows generated by the portfolio in the years leading up to an eventual sale. There are no guarantees that occupancies of our assets will increase, or that we will recognize a gain on the sale of our assets. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of leasing additional space and acquiring additional assets but decrease due to disposition activity.
Comparison of the three months ended June 30, 2022 versus the three months ended June 30, 2021
The following table provides summary information about our results of operations for the three months ended June 30, 2022 and 2021 (dollar amounts in thousands):

	Three Months Ended June 30,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions/ Dispositions (1)	$ Change Due to Investments Held Throughout Both Periods (2)
	2022	2021
Rental income	$28,979	$32,670	$(3,691)	(11)%	$(4,191)	$500
Hotel revenues	12,854	9,849	3,005	31%	—	3,005
Other operating income	887	1,218	(331)	(27)%	(278)	(53)
Dividend income from real estate equity securities	819	751	68	9%	—	68
Operating, maintenance, and management	10,342	10,342	—	—%	(1,088)	1,088
Real estate taxes and insurance	5,079	5,399	(320)	(6)%	(536)	216
Hotel expenses	6,998	5,841	1,157	20%	—	1,157
Asset management fees to affiliate	3,189	3,527	(338)	(10)%	(303)	(35)
General and administrative expenses	2,983	2,888	95	3%	n/a	n/a
Foreign currency transaction (gain) loss, net	(23,833)	5,507	(29,340)	(533)%	n/a	n/a
Depreciation and amortization	14,098	15,072	(974)	(6)%	(762)	(212)
Interest expense	10,780	10,680	100	1%	(590)	690
Equity in (loss) income of unconsolidated entities	(2,075)	256	(2,331)	(911)%	—	(2,331)
Other interest income	48	48	—	—%	n/a	n/a
(Loss) gain on real estate equity securities	(20,070)	4,800	(24,870)	(518)%	—	(24,870)
Change in subordinated performance fee due upon termination to affiliate	—	261	(261)	(100)%	n/a	n/a
(Loss) gain on sale of real estate	(175)	31,148	(31,323)	(101)%	(31,323)	—
Gain on extinguishment of debt	—	13	(13)	100%	n/a	n/a
_____________________
(1) Represents the dollar amount increase (decrease) for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 related to real estate and real estate-related investments acquired or disposed on or after July 1, 2021.
(2) Represents the dollar amount increase (decrease) for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 with respect to real estate and real estate-related investments owned by us during the entirety of both periods presented.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Rental income decreased from $32.7 million for the three months ended June 30, 2021 to $29.0 million for the three months ended June 30, 2022, primarily as a result of the disposition of City Tower on July 27, 2021, which accounted for $3.6 million of rental income during the three months ended June 30, 2021. There were no significant changes to the occupancy rate and annualized base rent per square foot of our office properties held throughout both periods. We expect rental income to increase in future periods as a result of leasing additional space and to the extent we acquire additional properties, but to decrease to the extent we dispose of properties.
Hotel revenues increased from $9.8 million for the three months ended June 30, 2021 to $12.9 million for the three months ended June 30, 2022, primarily as a result of the increase in occupancy from 71.1% to 74.5% and a slight increase in average daily rate for the Springmaid Beach Resort as well as the increase in occupancy from 41.7% to 70.3% and average daily rate from $127.54 to $221.37 for the Q&C Hotel.
Property operating costs were consistent for both of three months ended June 30, 2022 and 2021 with $0.8 million decrease due to the disposition of City Tower which was partially offset by an increase in legal fees related to various properties, and an increase in rental marketing efforts. Real estate taxes and insurance slightly decreased between the two periods. We expect property operating costs and real estate taxes and insurance to increase in future periods to the extent we acquire additional properties, increase occupancy of our real estate assets and due to general inflation, but to decrease to the extent we dispose of properties.
Hotel expenses increased from $5.8 million for the three months ended June 30, 2021 to $7.0 million for the three months ended June 30, 2022, primarily as a result of the increase in occupancy from 71.1% to 74.5% for the Springmaid Beach Resort as well as the increase in occupancy from 41.7% to 70.3% for the Q&C Hotel. We expect hotel expenses to vary in future periods based on occupancy rates.
Asset management fees slightly decreased from $3.5 million for the three months ended June 30, 2021 to $3.2 million for the three months ended June 30, 2022, primarily as a result of the disposition of City Tower, which attributed to $0.3 million of asset management fees during the three months ended June 30, 2021. We expect asset management fees to increase in future periods to the extent we acquire additional properties, but to decrease to the extent we dispose of properties.
We recognized a $23.8 million foreign currency transaction gain, net for the three months ended June 30, 2022 and $5.5 million of foreign currency transaction loss, net, for the three months ended June 30, 2021, related to the debentures in Israel. These debentures are denominated in Israeli new Shekels and we expect to recognize foreign transaction gains and losses based on changes in foreign currency exchange rates.
Depreciation and amortization decreased from $15.1 million for the three months ended June 30, 2021 to $14.1 million for the three months ended June 30, 2022, primarily as a result of the disposition of City Tower, which attributed to $0.7 million of depreciation and amortization expense. We expect depreciation and amortization to increase in future periods to the extent we acquire additional properties, but to decrease as a result of amortization of tenant origination costs related to lease expirations and disposition of properties.
Equity in income of unconsolidated entities decreased from gain of $0.3 million for the three months ended June 30, 2021 to a loss of $2.1 million for the three months ended June 30, 2022, primarily as a result of the allowance for credit losses for the 353 Sacramento joint venture for the three months ended June 30, 2022.
Gain on real estate equity securities decreased from $4.8 million for the three months ended June 30, 2021 to a $20.1 million loss for the three months ended June 30, 2022. We expect gains and losses on real estate equity securities to fluctuate in future periods as a result of changes in share prices of our investments in real estate equity securities.
During the three months ended June 30, 2021, we sold approximately 193 developable acres of Park Highlands undeveloped land that resulted in a gain on sale of $31.1 million. There were no dispositions during the three months ended June 30, 2022.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Comparison of the six months ended June 30, 2022 versus the six months ended June 30, 2021
The following table provides summary information about our results of operations for the six months ended June 30, 2022 and 2021 (dollar amounts in thousands):

	Six Months Ended June 30,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions/ Dispositions (1)	$ Change Due to Investments Held Throughout Both Periods (2)
	2022	2021
Rental income	$58,360	$65,378	$(7,018)	(11)%	$(8,286)	$1,268
Hotel revenues	18,771	12,424	6,347	51%	—	6,347
Other operating income	1,728	2,124	(396)	(19)%	(525)	129
Dividend income from real estate equity securities	3,206	3,504	(298)	(9)%	—	(298)
Operating, maintenance, and management	20,218	20,775	(557)	(3)%	(2,120)	1,563
Real estate taxes and insurance	10,103	10,688	(585)	(5)%	(1,047)	462
Hotel expenses	12,109	9,233	2,876	31%	—	2,876
Asset management fees to affiliate	6,315	7,380	(1,065)	(14)%	(598)	(467)
General and administrative expenses	5,977	4,759	1,218	26%	n/a	n/a
Foreign currency transaction (gain) loss, net	(31,098)	(2,839)	(28,259)	995%	n/a	n/a
Depreciation and amortization	26,662	32,073	(5,411)	(17)%	(2,624)	(2,787)
Interest expense	20,343	20,618	(275)	(1)%	(1,038)	763
Equity in (loss) income of unconsolidated entities	(2,754)	425	(3,179)	(748)%	—	(3,179)
Other interest income	94	94	—	—%	n/a	n/a
(Loss) gain on real estate equity securities	(27,591)	15,553	(43,144)	(277)%	225	(43,369)
Change in subordinated performance fee due upon termination to affiliate	—	(200)	200	(100)%	n/a	n/a
Gain on sale of real estate	3,348	31,170	(27,822)	(89)%	(27,822)	—
Gain on extinguishment of debt	2,367	13	2,354	100%	n/a	n/a
_____________________
(1) Represents the dollar amount increase (decrease) for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 related to real estate and real estate-related investments acquired or disposed on or after July 1, 2021.
(2) Represents the dollar amount increase (decrease) for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 with respect to real estate and real estate-related investments owned by us during the entirety of both periods presented.
Rental income decreased from $65.4 million for the six months ended June 30, 2021 to $58.4 million for the six months ended June 30, 2022, primarily as a result of the disposition of City Tower, which accounted for $7.2 million of rental income during the six months ended June 30, 2021. There were no significant changes to the occupancy rate and annualized base rent per square foot of our office properties held throughout both periods. We expect rental income to increase in future periods as a result of leasing additional space and to the extent we acquire additional properties, but to decrease to the extent we dispose of properties.
Hotel revenues increased from $12.4 million for the six months ended June 30, 2021 to $18.8 million for the six months ended June 30, 2022, primarily as a result of the increase in occupancy from 49.1%% to 57.0% and average daily rate from $94.12 to $113.63 for the Springmaid Beach Resort as well as the increase in occupancy from 33.0% to 66.3% and average daily rate from $39.30 to $137.63 for the Q&C Hotel.
Property operating costs slightly decreased from $20.8 million for the six months ended June 30, 2022 to $20.2 million for the six months ended June 30, 2021, primarily due to a $1.6 million decrease due to the disposition of City Tower and partially offset by an increase in legal fees related to various properties and an increase in rental marketing efforts. Real estate taxes and insurance slightly decreased between the two periods. We expect property operating costs and real estate taxes and insurance to increase in future periods to the extent we acquire additional properties, increase occupancy of our real estate assets and due to general inflation, but to decrease to the extent we dispose of properties.
Hotel expenses increased from $9.2 million for the six months ended June 30, 2021 to $12.1 million for the six months ended June 30, 2022, primarily as a result of the increase in occupancy from 49.1%% to 57.0% for the Springmaid Beach Resort as well as the increase in occupancy from 33.0% to 66.3% for the Q&C Hotel. We expect hotel expenses to vary in future periods based on occupancy rates.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Asset management fees decreased from $7.4 million for the six months ended June 30, 2021 to $6.3 million for the six months ended June 30, 2022, primarily as a result of the disposition of City Tower, which attributed to $0.6 million of asset management fees during the six months ended June 30, 2021. We expect asset management fees to increase in future periods to the extent we acquire additional properties, but to decrease to the extent we dispose of properties.
General and administrative expenses increased from $4.8 million for the six months ended June 30, 2021 to $6.0 million for the six months ended June 30, 2022, primarily due to increased accounting and advisory expenses. We expect general and administrative expenses to fluctuate in future periods based on investment and disposition activity as well as costs incurred to evaluate strategic transactions.
We recognized a $2.8 million foreign currency transaction gain, net for the six months ended June 30, 2021 and $31.1 million foreign currency transaction gain, net, for the six months ended June 30, 2022, related to the debentures in Israel. These debentures are denominated in Israeli new Shekels and we expect to recognize foreign transaction gains and losses based on changes in foreign currency exchange rates.
Depreciation and amortization decreased from $32.1 million for the six months ended June 30, 2021 to $26.7 million for the six months ended June 30, 2022, primarily as a result of the disposition of City Tower, which attributed to $2.4 million of depreciation and amortization expense. We expect depreciation and amortization to increase in future periods as a result of the extent we acquire additional properties, but to decrease as a result of amortization of tenant origination costs related to lease expirations and disposition of properties.
Equity in income of unconsolidated entities decreased from income of $0.4 million for the six months ended June 30, 2021 to loss of $2.8 million for the six months ended June 30, 2022, primarily as a result of the allowance for credit losses for the 353 Sacramento joint venture for the six months ended June 30, 2022.
Gain on real estate equity securities decreased from $15.6 million for the six months ended June 30, 2021 to a $27.6 million loss for the six months ended June 30, 2022. We expect gains and losses on real estate equity securities to fluctuate in future periods as a result of changes in share prices of our investments in real estate equity securities.
During the six months ended June 30, 2021, we sold approximately 193 developable acres of Park Highlands undeveloped land that resulted in a gain on sale of $31.1 million. During the six months ended June 30, 2022, we sold two office buildings related to the Richardson Portfolio and recognized a gain on sale of $3.5 million.
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
Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculations of MFFO and Adjusted MFFO, for the three and six months ended June 30, 2022 and 2021 (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net (loss) income attributable to common stockholders	$(9,019)	$21,675	$(13,775)	$28,187
Depreciation of real estate assets	8,368	8,871	16,662	18,120
Amortization of lease-related costs	5,730	6,201	10,000	13,953
Loss (gain) on sale of real estate (1)	175	(31,148)	(3,348)	(31,170)
Loss (gain) on real estate equity securities	20,070	(4,800)	27,591	(15,553)
Adjustments for noncontrolling interests - consolidated entities (2)	(287)	(384)	(584)	(838)
Adjustments for investments in unconsolidated entities (3)	2,021	(364)	2,933	772
FFO attributable to common stockholders	27,058	51	39,479	13,471
Straight-line rent and amortization of above- and below-market leases	(621)	(422)	(1,935)	(1,833)
Amortization of premium/discount on bond and notes payable, net	1,477	963	2,255	1,445
Gain on extinguishment of debt	—	(13)	(2,367)	(13)
Unrealized (gain) loss on interest rate caps	(215)	3	(270)	16
Mark-to-market foreign currency transaction (gain) loss, net	(23,833)	5,507	(31,098)	(2,839)
Adjustments for noncontrolling interests - consolidated entities (2)	(42)	(47)	(82)	(98)
Adjustments for investments in unconsolidated entities (3)	3,166	1,782	2,901	1,647
MFFO attributable to common stockholders	6,990	7,824	8,883	11,796
Other capitalized operating expenses (4)	(638)	(651)	(1,211)	(1,329)
Change in subordinated performance fee due upon termination to affiliate	—	(261)	—	200
Adjusted MFFO attributable to common stockholders	$6,352	$6,912	$7,672	$10,667
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
Distributions
There were no distributions declared for the six months ended June 30, 2022. Our net loss attributable to common stockholders for the six months ended June 30, 2022 was $13.8 million and our cash flows provided by operations were $12.3 million. Our cumulative distributions paid and net income attributable to common stockholders from inception through June 30, 2022 were $464.5 million. We have funded our cumulative distributions paid, which includes net cash distributions and distributions reinvested by stockholders, with prior period cash flow from operating activities in excess of distributions paid and with cash from gains realized from the disposition of properties. To the extent that we pay distributions from sources other than our cash flow from operations or gains from asset sales, we will have fewer funds available for investment in real estate-related loans, opportunistic real estate, real estate-related debt securities, real estate equity securities and other real estate-related investments, the overall return to our stockholders may be reduced and subsequent investors may experience dilution.
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
PORT II Reconsideration
On July 1, 2022, we, through our subsidiary, made a tender offer to purchase 76,735 shares of PORT II common stock held by unrelated parties for a price of $14.66 per share. As a result, we determined that we became the primary beneficiary of PORT II, which resulted in the consolidation of PORT II into our consolidated financial statements. On July 29, 2022, we consummated the transactions with the unrelated parties and owned 100% of PORT II. We are in the process of assessing the fair value of the assets and liabilities to be consolidated. Our preliminary fair values are: $135.1 million of 588 single-family homes and $82.6 million to the notes payable. There are no liquidity arrangements or agreements to fund capital or purchase assets that could require us to provide financial support to PORT II. We and the aforementioned unrelated parties did not guarantee any debt in connection with the transaction. Please refer to Notes 8 and 9 for additional details.
In July 2022, we, through our subsidiary, made a tender offer to purchase 76,735 of PORT II common stock held by unrelated parties for a price of $14.66 per share. As a result, we determined that we became the primary beneficiary of PORT II, which resulted in the consolidation of PORT II into our consolidated financial statements. We are in the process of assessing the fair value of the assets and liabilities to be consolidated. Our preliminary fair values are: $135.1 million of 588 single-family homes and $82.6 million to the notes payable. There are no liquidity arrangements or agreements to fund capital or purchase assets that could require us to provide financial support to PORT II. We and the aforementioned unrelated parties did not guarantee any debt in connection with the transaction.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Springmaid Beach Resort Purchase and Sale Contract
On July 14, 2022, our board of directors committed to a plan to sell the Springmaid Beach Resort to an unrelated party. On July 15, 2022, we, through an indirect wholly owned subsidiary, entered into an amended purchase and sale agreement, to sell the Springmaid Beach Resort for $91.0 million, before closing costs and credits. The mortgage loan secured by the property had an outstanding principal balance of $53.1 million as of July 15, 2022. The due diligence period has expired and the buyer’s deposit of $2.0 million is no longer refundable. We expect to close the transaction in the third quarter of 2022, but can give no assurances that the sale will be completed.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
Generally, the composition of our investments is such that declining interest rates will increase our net income, while rising interest rates will decrease our net income. Recently, interest rates have remained at relatively low levels on a historical basis and the Federal Reserve maintained the federal funds target range at 0.0% to 0.25% for much of 2021. However, in March 2022, the Federal Reserve approved a 0.25% rate increase and additionally approved 0.75% rate increases in both June and July 2022. The Federal Reserve has indicated that it foresees further increases in interest rates throughout the year and into 2023 and 2024, considering the current inflationary environment.
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
As of June 30, 2022, we held 195.4 million Israeli new Shekels and 24.6 million Israeli new Shekels in cash and restricted cash, respectively. In addition, as of June 30, 2022, we had bonds outstanding and the related interest payable in the amounts of 1.2 billion Israeli new Shekels and 15.9 million Israeli new Shekels, respectively. Foreign currency exchange rate risk is the possibility that our financial results could be better or worse than planned because of changes in foreign currency exchange rates. Based solely on the remeasurement for the six months ended June 30, 2022, if foreign currency exchange rates were to increase or decrease by 10%, our net income would increase or decrease by approximately $25.0 million and $30.5 million, respectively, for the same period.
We borrow funds at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of June 30, 2022, the fair value of our Pacific Oak SOR BVI Series B Debentures was $314.5 million and the outstanding principal balance was $333.4 million. As of June 30, 2022, excluding the Pacific Oak SOR BVI Series B Debentures, the fair value of our fixed rate debt was $134.3 million and the outstanding principal balance of our fixed rate debt was $139.4 million. The fair value estimate of our Pacific Oak SOR BVI Series B Debentures were calculated using the quoted bond price as of June 30, 2022 on the Tel Aviv Stock Exchange of 95.99 Israeli new Shekels. The fair value estimate of our fixed rate debt was calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of June 30, 2022. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting changes in fair value of our fixed rate instruments, would have a significant impact on our operations.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 3.     Quantitative and Qualitative Disclosures about Market Risk (continued)

Conversely, movements in interest rates on variable rate debt would change our future earnings and cash flows, but would not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. As of June 30, 2022, we had entered into three separate interest rate caps with an aggregate notional of $181.0 million which effectively limits our exposure to increases in one-month LIBOR and SOFR above certain thresholds. Based on interest rates as of June 30, 2022, if interest rates were 100 basis points higher or lower during the 12 months ending June 30, 2022, interest expense on our variable rate debt would increase or decrease by $5.3 million and $4.4 million, respectively.
The weighted-average interest rates of our fixed rate debt and variable rate debt as of June 30, 2022 were 4.1% and 3.9%, respectively. The interest rate and weighted-average interest rate represent the actual interest rate in effect as of June 30, 2022 (consisting of the contractual interest rate and the effect of contractual floor rates, if applicable), using interest rate indices as of June 30, 2022 where applicable.
We are exposed to financial market risk with respect to our real estate equity securities. Financial market risk is the risk that we will incur economic losses due to adverse changes in our real estate equity security prices. Our exposure to changes in real estate equity security prices is a result of our investment in these types of securities. Market prices are subject to fluctuation and, therefore, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market prices of a real estate equity security may result from any number of factors, including perceived changes in the underlying fundamental characteristics of the issuer, the relative price of alternative investments, interest rates, default rates and general market conditions. In addition, amounts realized in the sale of a particular security may be affected by the relative quantity of the real estate equity security being sold. We do not currently engage in derivative or other hedging transactions to manage our real estate equity security price risk. As of June 30, 2022, we owned real estate equity securities with a book value of $84.5 million. Based solely on the prices of real estate equity securities as of June 30, 2022, if prices were to increase or decrease by 10%, our net income would increase or decrease by approximately $8.5 million.
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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
None.

Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 and Part II, Item 1A of our Quarterly Report on Form 10-Q for the three months ended March 31, 2022, each as filed with the SEC.

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
•During any calendar year, we may redeem only the number of shares that we can purchase with the amount of net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year; provided, however, that this limit may be increased or decreased by us upon ten business days’ notice to our stockholders. To the extent that we redeem less than the number of shares that we can purchase in any calendar year with the amount of net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year plus any additional funds approved by us, such excess capacity to redeem shares during any calendar year shall be added to our capacity to otherwise redeem shares during the subsequent calendar year. Furthermore, during any calendar year, once we have received requests for redemptions, whether in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence”, or otherwise, that if honored, and when combined with all prior redemptions made during the calendar year, would result in the amount of remaining funds available for the redemption of additional shares in such calendar year being $1.0 million or less, the last $1.0 million of available funds shall be reserved exclusively for shares being redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence.” To the extent that, in the last month of any calendar year, the amount of redemption requests in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence” is less than the amount of available funds reserved for such redemptions in accordance with the previous sentence, any excess funds may be used to redeem shares not in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence” during such month.

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
•Separate from the funding described in the first bullet above, on March 10, 2022 and July 22, 2022, our board of directors made available a total of $3.0 million and $2.5 million, respectively for redemptions in connection with a stockholder's death, “qualifying disability”, or “determination of incompetence” and that will carry forward until depleted. As of June 30, 2022, $1.4 million remained available.
During the six months ended June 30, 2022, we fulfilled redemption requests eligible for redemption under our share redemption program and received in good order and funded redemptions under our share redemption program with the net proceeds from our dividend reinvestment plan and cash on hand. We redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed	Average Price Paid Per Share (1)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2022	—	$—	(2)
February 2022	42,430	$9.51	(2)
March 2022	22,735	$9.51	(2)
April 2022	75,875	$9.51	(2)
May 2022	62,376	$9.51	(2)
June 2022	38,920	$9.51	(2)
Total	242,336
_____________________
(1) On January 26, 2022, our board of directors approved an estimated value per share of our common stock of $9.51. The change in the redemption price became effective for the January 2022 redemption date and is effective until the estimated value per share is updated. We expect to update our estimated value per share no later than December 2022.
(2) We limit the dollar value of shares that may be redeemed under the program as described above. During the six months ended June 2022, we redeemed $2.3 million of common stock under the program, which represented all redemption requests received in good order and eligible for redemption through the June 2022 redemption date, except for the $133.7 million of shares in connection with redemption requests not made upon a stockholder’s death, “qualifying disability” or “determination of incompetence,” which redemption requests will be fulfilled subject to the limitations described above. Based on the Twelfth SRP, we had $1.4 million available for redemptions in the remainder of 2022 as of June 2022, all of which are in connection with a stockholders’ death, “qualifying disability” or “determination of incompetence,” subject to the limitations described above.

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

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.

Date:	August 12, 2022	By:	/S/ KEITH D. HALL
Keith D. Hall
Chief Executive Officer and Director
(principal executive officer)

Date:	August 12, 2022	By:	/S/ MICHAEL A. BENDER
Michael A. Bender
Chief Financial Officer
(principal financial officer)