Form 10-Q
period 2022-09-30
Pacific Oak Strategic Opportunity REIT, Inc.
filed 2022-11-14
CIK 1452936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

 FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
As of November 11, 2022, there were 104,041,817 outstanding shares of common stock of Pacific Oak Strategic Opportunity REIT, Inc.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
FORM 10-Q
September 30, 2022

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30, 2022	December 31, 2021
	(unaudited)
Assets
Real estate held for investment, net	$1,234,197	$1,118,550
Real estate held for sale, net	—	96,249
Real estate equity securities	63,784	112,096
Total real estate and real estate-related investments, net	1,297,981	1,326,895
Cash and cash equivalents	85,368	84,172
Restricted cash	57,325	21,259
Investments in unconsolidated entities	72,838	88,256
Rents and other receivables, net	21,140	21,795
Above-market leases, net	2,364	2,642
Due from affiliate	13	7,039
Prepaid expenses and other assets	21,902	18,108
Goodwill	5,436	13,534
Assets related to real estate held for sale, net	—	919
Total assets	$1,564,367	$1,584,619
Liabilities, mezzanine equity and equity
Notes and bonds payable related to real estate held for investment, net	$1,042,860	$935,073
Note payable related to real estate held for sale, net	—	63,876
Notes and bonds payable, net	1,042,860	998,949
Accounts payable and accrued liabilities	27,236	23,852
Due to affiliates	3,252	1,903
Below-market leases, net	2,986	4,080
Other liabilities	52,431	42,851
Redeemable common stock payable	1,567	684
Restricted stock payable	508	508
Dividends payable	—	11,016
Liabilities related to real estate held for sale, net	—	662
Total liabilities	1,130,840	1,084,505
Commitments and contingencies
Mezzanine equity
Noncontrolling cumulative convertible redeemable preferred stock	15,233	15,233
Redeemable noncontrolling interest	—	2,822
Equity
Pacific Oak Strategic Opportunity REIT, Inc. stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 104,076,881 and 94,141,251 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	1,041	941
Additional paid-in capital	909,533	818,440
Cumulative distributions and net loss	(494,998)	(347,691)
Total Pacific Oak Strategic Opportunity REIT, Inc. stockholders’ equity	415,576	471,690
Noncontrolling interests	2,718	10,369
Total equity	418,294	482,059
Total liabilities, mezzanine equity and equity	$1,564,367	$1,584,619
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Rental income	$31,445	$29,504	$89,806	$94,812
Hotel revenues	9,182	12,153	27,952	24,578
Other operating income	830	923	2,559	3,118
Dividend income from real estate equity securities	2,148	3,189	5,354	6,693
Total revenues	43,605	45,769	125,671	129,201
Expenses:
Operating, maintenance, and management	12,342	10,668	32,560	31,444
Real estate taxes and insurance	5,650	5,262	15,753	15,949
Hotel expenses	5,377	6,483	17,485	15,715
Asset management fees to affiliate	3,630	3,422	9,945	10,802
General and administrative expenses	2,504	2,365	8,486	7,120
Foreign currency transaction (gain) loss, net	(6,001)	2,271	(37,100)	(568)
Depreciation and amortization	12,717	13,895	39,379	45,969
Interest expense	12,976	10,092	33,319	30,713
Impairment charges on real estate	11,942	10,971	11,942	10,971
Impairment charges on goodwill	8,098	2,808	8,098	2,808
Total expenses	69,235	68,237	139,867	170,923
Other (loss) income:
Equity in loss of unconsolidated entities	(3,376)	(569)	(6,130)	(144)
Casualty-related gain	—	27	—	27
Other interest income	61	55	155	148
(Loss) gain on real estate equity securities	(20,722)	(2,614)	(48,312)	12,939
Change in subordinated performance fee due upon termination to affiliate	—	(1,545)	—	(1,745)
(Loss) gain on sale of real estate	(75)	216	3,273	31,385
Gain on extinguishment of debt	—	1,352	2,367	1,365
Gain from consolidation of previously unconsolidated entity	18,742	—	18,742	—
Total other (loss) income, net	(5,370)	(3,078)	(29,905)	43,975
Net (loss) income	(31,000)	(25,546)	(44,101)	2,253
Net loss attributable to noncontrolling interests	881	1,188	844	1,949
Net loss attributable to redeemable noncontrolling interest	—	33	81	113
Preferred stock dividends	(373)	(191)	(1,091)	(644)
Net (loss) income attributable to common stockholders	$(30,492)	$(24,516)	$(44,267)	$3,671
Net (loss) income per common share, basic and diluted	$(0.29)	$(0.25)	$(0.43)	$0.04
Weighted-average number of common shares outstanding, basic and diluted	104,180,800	97,659,731	103,351,040	97,879,983

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended September 30, 2022 and 2021
(unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Loss	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amounts
Balance, June 30, 2022	104,319,092	$1,043	$914,463	$(464,506)	$451,000	$10,373	$461,373
Net loss	—	—	—	(30,492)	(30,492)	(881)	(31,373)
Transfers to redeemable common stock payable, net	—	—	(188)	—	(188)	—	(188)
Redemptions of common stock	(243,135)	(2)	(2,311)	—	(2,313)	—	(2,313)
Stock distribution issued	924	—	—	—	—	—	—
Acquisition of noncontrolling interest	—	—	—	—	—	1,125	1,125
Noncontrolling interests distributions	—	—	(2,431)	—	(2,431)	(8,199)	(10,630)
Noncontrolling interest contribution	—	—	—	—	—	300	300
Balance, September 30, 2022	104,076,881	$1,041	$909,533	$(494,998)	$415,576	$2,718	$418,294

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Loss	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amounts
Balance, June 30, 2021	97,906,268	$979	$829,294	$(297,533)	$532,740	$12,560	$545,300
Net loss	—	—	—	(24,516)	(24,516)	(1,188)	(25,704)
Transfers to redeemable common stock payable, net	—	—	(1,955)	—	(1,955)	—	(1,955)
Redemptions of common stock	(3,641,866)	(37)	(28,080)	—	(28,117)	—	(28,117)
Change in classification of restricted stock	—	—	21,123	—	21,123	—	21,123
Noncontrolling interest contribution	—	—	—	—	—	20	20
Balance, September 30, 2021	94,264,402	$942	$820,382	$(322,049)	$499,275	$11,392	$510,667

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Nine Months Ended September 30, 2022 and 2021
(unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Loss	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amounts
Balance, December 31, 2021	94,141,251	$941	$818,440	$(347,691)	$471,690	$10,369	$482,059
Net loss	—	—	—	(44,267)	(44,267)	(844)	(45,111)
Transfers to redeemable common stock payable, net	—	—	(883)	—	(883)	—	(883)
Redemptions of common stock	(485,471)	(4)	(4,583)	—	(4,587)	—	(4,587)
Adjustment to value of redeemable noncontrolling interest	—	—	—	(3,946)	(3,946)	—	(3,946)
Stock distribution issued	10,421,101	104	98,990	(99,094)	—	—	—
Acquisition of noncontrolling interest	—	—	—	—	—	1,125	1,125
Noncontrolling interests distributions	—	—	(2,431)	—	(2,431)	(8,232)	(10,663)
Noncontrolling interest contribution	—	—	—	—	—	300	300
Balance, September 30, 2022	104,076,881	$1,041	$909,533	$(494,998)	$415,576	$2,718	$418,294

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Loss	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amounts
Balance, December 31, 2020	98,054,582	$979	$831,295	$(325,720)	$506,554	$13,158	$519,712
Net income (loss)	—	—	—	3,671	3,671	(1,949)	1,722
Transfers to redeemable common stock payable, net	—	—	(2,521)	—	(2,521)	—	(2,521)
Redemptions of common stock	(3,790,180)	(37)	(29,515)	—	(29,552)	—	(29,552)
Change in classification of restricted stock	—	—	21,123	—	21,123	—	21,123
Noncontrolling interests contributions	—	—		—	—	183	183
Balance, September 30, 2021	94,264,402	$942	$820,382	$(322,049)	$499,275	$11,392	$510,667

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net (loss) income	$(44,101)	$2,253
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Change in subordinated performance fee due upon termination to affiliate	—	1,745
Impairment charges on real estate	11,942	10,971
Impairment charges on goodwill	8,098	2,808
Equity in loss of unconsolidated entities	6,130	144
Depreciation and amortization	39,379	45,969
Loss (gain) on real estate equity securities	48,312	(12,939)
Loss (gain) on sale of real estate	(3,273)	(31,385)
Gain from consolidation of previously unconsolidated entity	(18,742)	—
Unrealized (gain) loss on interest rate caps	(1,103)	17
Deferred rent	(1,966)	(1,529)
Gain on extinguishment of debt	(2,367)	(1,365)
Amortization of above- and below-market leases, net	(762)	(1,015)
Amortization of deferred financing costs and discount on bonds and notes payable	5,953	4,376
Foreign currency transaction gain, net	(37,100)	(568)
Changes in assets and liabilities:
Rents and other receivables	2,403	(1,898)
Prepaid expenses and other assets	(3,010)	(4,371)
Accounts payable and accrued liabilities	(955)	(984)
Due to affiliates	1,201	(726)
Other liabilities	(1,379)	(190)
Net cash provided by operating activities	8,660	11,313
Cash Flows from Investing Activities:
Acquisitions of real estate	(6,689)	(4,107)
Improvements to real estate	(16,515)	(12,923)
Proceeds from sales of real estate, net	97,933	194,528
Cash and restricted cash received upon consolidation of previously unconsolidated entity	1,834	—
Contributions to unconsolidated entities	(23,887)	(4,769)
Distributions of capital from unconsolidated entities	569	—
Purchase of interest rate cap	(566)	(18)
Proceeds from the sale of real estate equity securities	—	14,439
Advance to affiliate	(1,201)	—
Proceeds from advances due from affiliates	8,227	—
Escrow deposits for future real estate sales	17,000	—
Proceeds for future development obligations	—	6,203
Funding for development obligations	(6,407)	—
Net cash provided by investing activities	70,298	193,353
Cash Flows from Financing Activities:
Proceeds from notes and bonds payable	191,667	157,246
Principal payments on notes and bonds payable	(190,515)	(233,964)
Payments of deferred financing costs	(4,686)	(2,745)
Payments to redeem common stock	(4,587)	(29,552)
Payment to redeem restricted stock	—	(5,656)
Payment of prepaid other offering costs	—	(164)
Payment to redeem noncontrolling interests	(6,687)	—
Distributions paid	(11,016)	—
Preferred dividends paid	(1,091)	(644)
Noncontrolling interests distributions	(10,663)	—
Noncontrolling interest contribution	300	183
Other financing proceeds	—	2,367
Net cash used in financing activities	(37,278)	(112,929)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4,418)	182
Net increase in cash, cash equivalents and restricted cash	37,262	91,919
Cash, cash equivalents and restricted cash, beginning of period	105,431	74,319
Cash, cash equivalents and restricted cash, end of period	$142,693	$166,238
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
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
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the FASB Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2022
(unaudited)
Liquidity
The Company generally finances its real estate investments using notes payable that are typically structured as non-recourse secured mortgages with maturities of approximately three to five years, with short term extension options available upon the Company meeting certain debt covenants. Each reporting period management evaluates the Company’s ability to continue as a going concern by evaluating conditions and events, including assessing the liquidity needs to satisfy upcoming debt obligations and the ability to satisfy debt covenant requirements. Through the normal course of operations and as further discussed in Note 5, the Company has $383.0 million of debt obligations coming due over the next 12-month period. In order to satisfy obligations as they mature, management will evaluate its options and may seek to utilize extension options available in the respective loan agreements, may make partial loan pay downs to meet debt covenant requirements, may seek to refinance certain debt instruments, may sell real estate equity securities to convert to cash to make principal payments, may market one or more properties for sale or may negotiate a turnover of one or more secured properties back to the related mortgage lender and remit payment for any associated loan guarantee. Historically, the Company has successfully refinanced debt instruments or utilized extension options in order to satisfy debt obligations as they come due and has not negotiated a turnover of a secured property back to a lender, though the Company may utilize such option if necessary. Based upon these plans, management believes it will have sufficient liquidity to satisfy its obligations as they come due and to continue as a going concern. There can be no assurance as to the certainty or timing of any of management’s plans. See Note 5 for further details.
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
Segments
The Company operates in three reportable business segments: opportunistic real estate and real estate-related investments, residential homes, and hotel, which is how the Company’s management manages the business. In general, the Company intends to hold its investments in opportunistic real estate and real estate-related assets for capital appreciation. Traditional performance metrics of opportunistic real estate and real estate-related assets may not be meaningful as these investments are generally non-stabilized and do not provide a consistent stream of interest income or rental revenue. These investments exhibit similar long-term financial performance and have similar economic characteristics. These investments typically involve a higher degree of risk and do not provide a constant stream of ongoing cash flows. As a result, the Company’s management views opportunistic real estate and real estate-related assets as similar investments and aggregated them into one reportable business segment. The Company owns residential homes in 18 markets which are all aggregated into one reportable business segment due to the homes being stabilized, having high occupancy rates and have similar economic characteristics. Additionally, as of September 30, 2022, the Company owns one hotel which is aggregated into one reportable business segment due to the nature of the hotel business with short-term stays. See Note 10 for further details.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2022
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
Recently Adopted Accounting Pronouncements
Reference Rate Reform — In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (ASC Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional relief to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. Additionally, in January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (ASC Topic 848), which clarifies that certain optional expedients and exceptions in ASC 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The Company adopted ASC Topic 848 on September 30, 2022 and the related prospective optional expedients for its variable rate debt and related derivatives is not expected to have a material impact to the Company.
There have been no other recent accounting pronouncements, changes in accounting pronouncements or recently adopted accounting guidance during the nine months ended September 30, 2022 that are of significance or potential significance to the Company.

3. REAL ESTATE HELD FOR INVESTMENT
As of September 30, 2022, the Company owned eight office properties, one office portfolio consisting of two office buildings and 14 acres of undeveloped land, encompassing, in the aggregate, approximately 3.2 million rentable square feet. As of September 30, 2022, these properties were 70% occupied. As of September 30, 2022, the Company owned one residential home portfolio consisting of 2,458 residential homes and encompassing approximately 3.5 million rental square feet. In addition, the Company owned two apartment properties, containing 609 units and encompassing approximately 0.5 million rentable square feet, which were 96% and 95% occupied, respectively, as of September 30, 2022. As of September 30, 2022, the Company also owned one hotel property with 196 rooms and three investments in undeveloped land with approximately 800 developable acres and one office/retail development property. The following table summarizes the Company’s real estate held for investment as of September 30, 2022 and December 31, 2021, respectively (in thousands):

	September 30, 2022	December 31, 2021
Land	$275,715	$245,200
Buildings and improvements	1,062,342	954,851
Tenant origination and absorption costs	30,785	43,375
Total real estate, cost	1,368,842	1,243,426
Accumulated depreciation and amortization	(134,645)	(124,876)
Total real estate held for investment, net	$1,234,197	$1,118,550

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2022
(unaudited)
Operating Leases
Certain of the Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of September 30, 2022, the leases, excluding options to extend, apartment leases and residential homes, which have terms that are generally one year or less, had remaining terms of up to 12.9 years with a weighted-average remaining term of 3.7 years. Some of the leases have provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from tenants in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash and assumed in real estate acquisitions related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets totaled $6.0 million as of September 30, 2022 and December 31, 2021, respectively.
During the three and nine months ended September 30, 2022, the Company recognized deferred rent from tenants of $0.5 million and $2.0 million, respectively, net of lease incentive amortization. During the three and nine months ended September 30, 2021, the Company recognized deferred rent from tenants of $0.4 million and $1.5 million, respectively, net of lease incentive amortization. As of September 30, 2022 and December 31, 2021, the cumulative deferred rent receivable balance, including unamortized lease incentive receivables, was $17.8 million and $16.3 million, respectively, and is included in rents and other receivables on the accompanying consolidated balance sheets. The cumulative deferred rent balance included $3.0 million and $3.3 million of unamortized lease incentives as of September 30, 2022 and December 31, 2021, respectively.
As of September 30, 2022, the future minimum rental income from the Company’s properties, excluding apartment leases and residential homes, under non-cancelable operating leases was as follows (in thousands):

October 1, 2022 through December 31, 2022	$15,105
2023	59,457
2024	54,145
2025	43,184
2026	30,074
Thereafter	72,929
$274,894

As of September 30, 2022, the Company’s commercial real estate properties were leased to approximately 300 tenants over a diverse range of industries and geographic areas. The Company’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Public Administration	14	$7,762	12.6%
Professional, Scientific, and Technical Services	38	7,346	11.9%
Computer Systems Design and Related Services	30	7,037	11.4%
		$22,145	35.9%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of September 30, 2022, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2022
(unaudited)
Geographic Concentration Risk
As of September 30, 2022, the Company’s real estate investments in California and Georgia represented 21.9% and 10.3%, respectively, of the Company’s total assets. As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the California and Georgia real estate markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.
Hotel Revenues
The following table provides detailed information regarding the Company’s hotel revenues for its two hotel properties (the Springmaid Beach Resort was sold on September 1, 2022) during the three and nine months ended September 30, 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Hotel revenues:
Room	$7,223	$9,396	$21,423	$18,508
Food, beverage and convention services	217	1,452	807	2,830
Campground	984	280	3,379	792
Other	757	1,025	2,343	2,448
Hotel revenues	$9,181	$12,153	$27,952	$24,578
Contract Liabilities
The following table summarizes the Company’s contract liabilities, which are comprised of hotel advanced deposits and deferred proceeds from historical and future land sales received from the buyers of the Park Highlands land sales (discussed below) and another developer for the value of land that was contributed to a master association that is consolidated by the Company, which are included in other liabilities in the accompanying consolidated balance sheets, as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Contract liability	$23,115	$7,313
Revenue recognized in the period from:
Amounts included in contract liability at the beginning of the period	$449	$159

Recent Real Estate Sales
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2022
(unaudited)
On September 1, 2022, the Company, through an indirect wholly owned subsidiary, sold the Springmaid Beach Resort to a purchaser unaffiliated with the Company or the Advisor for $91.0 million, before closing costs and credits. The carrying value of the Springmaid Beach Resort as of the disposition date was $87.2 million, which was net of $3.4 million of accumulated depreciation and amortization and $2.5 million of impairment charges. In connection with the sale of the Springmaid Beach Resort, the Company repaid $52.0 million of the outstanding principal balance due under the mortgage loan secured by the Springmaid Beach Resort and $1.3 million of the proceeds were held for contingent repairs related to the property. As a result of the sale of the Springmaid Beach Resort, certain assets and liabilities were reclassified to held for sale on the consolidated balance sheets as of December 31, 2021.
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
On November 11, 2021, the Company, through an indirect wholly owned subsidiary, entered into a purchase and sale agreement, as amended, to sell 234 developable acres of undeveloped land located in North Las Vegas, Nevada, (“Park Highlands”) for gross sales proceeds of approximately $121.4 million, before closing costs and credits. The due diligence period expired on February 23, 2022 and the buyer’s deposit of $13.5 million is no longer refundable and is recognized as restricted cash on the consolidated balance sheets. This deposit is held in an escrow account and will become available once the sale is completed. Actions are required by the Company to complete the planned sale.
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
On June 22, 2022, the Company, through an indirect wholly owned subsidiary, entered into a purchase and sale agreement, to sell 67 developable acres of Park Highlands for gross sales proceeds of approximately $55.0 million, before closing costs and credits. The due diligence period expired on October 20, 2022, after which the buyer’s deposit of $3.0 million is no longer be refundable and is recognized as restricted cash on the consolidated balance sheets. This deposit is held in an escrow account and will become available once the sale is completed. Actions are required by the Company to complete the planned sale.
Impairment of Real Estate
During the three and nine months ended September 30, 2022, the Company recorded impairment charges on real estate in the aggregate of $11.9 million, to write down the carrying value of 210 West 31st Street by $4.4 million, a development property located in New York, New York (“210 West 31st Street”) and Oakland City Center by $5.0 million, an office property located in Oakland, California, to their estimated fair value due to a change in the projected hold period and related decrease in projected cash flows. Additionally, the Company determined that based on the amended sale price of the Springmaid Beach Resort, the book value was not recoverable and the Company wrote down the carrying value of Springmaid Beach Resort by $2.5 million.
During the three and nine months ended September 30, 2021, the Company recorded impairment charges on real estate in the aggregate of $11.0 million, to write down the carrying value of 210 West 31st Street by $6.6 million and Lincoln Court by $4.4 million, an office property located in Campbell, California, to their estimated fair value due to a change in the projected hold period and related decrease in projected cash flows.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2022
(unaudited)
PORT II Consolidation
On July 1, 2022, the Company became the primary beneficiary of Pacific Oak Residential Trust II, Inc. (“PORT II”), a related party and consolidated PORT II into the Company's financial statements. As of July 1, 2022, PORT II had 588 residential homes. Refer to Note 8 for additional details on PORT II and the consolidation. The following table summarizes the components of the PORT II and the gain recognized by the Company (in thousands):

PORT II's assets and liabilities, based upon fair values as determined by the Company, as follows:
Assets:
Real estate held for investment, net	$135,096
Cash and cash equivalents	1,473
Restricted cash	361
Prepaid expenses and other assets	639
Total Assets	137,569
Liabilities:
Notes payable, net	(82,646)
Accounts payable and accrued liabilities	(804)
Due to affiliates	(147)
Other liabilities	(1,499)
Total Liabilities	(85,096)
Noncontrolling interest	(1,125)
Elimination of the Company’s investment in PORT II	(32,606)
Gain from consolidation of previously unconsolidated entity	$18,742

4. REAL ESTATE EQUITY SECURITIES
The following summarizes the portion of gain and loss for the period related to real estate equity securities held during the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net (loss) gain recognized during the period on real estate equity securities	$(20,722)	$(2,614)	$(48,312)	$12,939
Less net gain recognized during the period on real estate equity securities sold during the period	—	—	—	(225)
Unrealized (loss) gain recognized during the reporting period on real estate equity securities held at the end of the period	$(20,722)	$(2,614)	$(48,312)	$12,714

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2022
(unaudited)
5. NOTES AND BONDS PAYABLE
As of September 30, 2022 and December 31, 2021, the Company’s notes and bonds payable, including notes payable related to real estate held for sale, consisted of the following (dollars in thousands):

	Book Value as of September 30, 2022	Book Value as of December 31, 2021	Contractual Interest Rate as of September 30, 2022	Effective Interest Rate at September 30, 2022 (1)	Payment Type (2)	Maturity Date (3)
Richardson Portfolio Mortgage Loan	$18,944	$28,470	LIBOR + 2.50%	5.64%	Principal & Interest	11/1/2022 (4)
Park Centre Mortgage Loan	26,104	26,185	BSBY + 1.75%	4.88%	Principal & Interest	06/27/2023
1180 Raymond Mortgage Loan (5)	31,070	31,070	BSBY + 2.25%	5.38%	Interest Only	12/01/2023
Pacific Oak SOR (BVI) Holdings, Ltd. Series B Debentures (6)	326,523	271,978	3.93%	3.93%	(6)	01/31/2026
Crown Pointe Mortgage Loan	53,758	52,315	SOFR + 2.30%	4.77%	Interest Only	04/01/2025
The Marq Mortgage Loan	60,998	61,874	BSBY + 1.55%	4.68%	Principal & Interest	06/06/2023
Eight & Nine Corporate Centre Mortgage Loan	48,095	48,545	BSBY + 1.60%	4.73%	Principal & Interest	06/08/2023
Georgia 400 Center Mortgage Loan	44,129	61,154	LIBOR + 1.55%	4.69%	Interest Only	05/22/2023
PORT Mortgage Loan 1	51,303	51,302	4.74%	4.74%	Interest Only	10/01/2025
PORT Mortgage Loan 2	10,523	10,523	4.72%	4.72%	Interest Only	03/01/2026
PORT MetLife Loans	153,703	60,000	3.90%	3.90%	Interest Only	04/10/2026
Springmaid Beach Resort Mortgage Loan	(7)	55,491	(7)	(7)	(7)	(7)
Q&C Hotel Mortgage Loan	24,815	25,000	LIBOR + 2.50% (8)	5.64%	Principal & Interest	12/23/2022
Lincoln Court Mortgage Loan (5)	35,314	34,623	SOFR + 3.25%	5.72%	Interest Only	08/07/2025
Lofts at NoHo Commons Mortgage Loan	71,536	74,536	SOFR + 2.18% (9)	4.65%	Interest Only	09/09/2023
210 West 31st Street Mortgage Loan (5)	3,000	8,850	BSBY + 3.00%	6.13%	Principal & Interest	12/16/2022
Oakland City Center Mortgage Loan (5)	89,250	96,075	BSBY + 3.00%	6.13%	Principal & Interest	09/01/2023
Madison Square Mortgage Loan	17,671	17,500	4.63%	4.63%	Interest Only	10/07/2024
Total Notes and Bonds Payable principal outstanding	1,066,736	1,015,491
Discount on Notes and Bonds Payable, net (10)	(13,376)	(8,146)
Deferred financing costs, net	(10,500)	(8,396)
Total Notes and Bonds Payable, net	$1,042,860	$998,949
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of September 30, 2022. Effective interest rate is calculated as the actual interest rate in effect as of September 30, 2022 (consisting of the contractual interest rate and contractual floor rates), using interest rate indices at September 30, 2022, where applicable.
(2) Represents the payment type required under the loan as of September 30, 2022. Certain future monthly payments due under this loan also include amortizing principal payments. For more information of the Company’s contractual obligations under its notes and bonds payable, see five-year maturity table below.
(3) Represents the initial maturity date or the maturity date as extended as of September 30, 2022; subject to certain conditions, the maturity dates of certain loans may be extended beyond the date shown.
(4) Subsequent to September 30, 2022, the Company extended the Richardson Portfolio Mortgage Loan to October 10, 2022.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2022
(unaudited)
(5) The Company’s notes and bond’s payable are generally non-recourse. These mortgage loans have guarantees over certain balances whereby the Company would be required to make guaranteed payments in the event that the Company turned the property over to the lender. The guarantees are typically 25% of the outstanding loan balance. As of September 30, 2022, the guaranteed amount in the aggregate was $41.9 million.
(6) See “Israeli Bond Financings” below.
(7) The Springmaid Beach Resort Mortgage Loan was paid off in conjunction with the sale of the Springmaid Beach Resort. See Note 3 for further details.
(8) The interest rate is variable at the higher of one-month LIBOR + 2.5% or 4.5%.
(9) The variable rate is at the higher of one-month SOFR or 1.75%, plus 2.18%.
(10) Represents the unamortized premium/discount on notes and bonds payable due to the above- and below-market interest rates when the debt was assumed. The discount/premium is amortized over the remaining life of the notes and bonds payable.
During the three and nine months ended September 30, 2022, the Company incurred $13.0 million and $33.3 million, respectively, of interest expense. Included in interest expense for the three and nine months ended September 30, 2022 was $1.0 million and $2.6 million, respectively, of amortization of deferred financing costs. Included in interest expense for the three and nine months ended September 30, 2022 was $1.1 million and $3.4 million, respectively, of amortization on discount on notes and bonds payable, net. Additionally, during the three and nine months ended September 30, 2022, the Company capitalized $0.7 million and $1.7 million, respectively, of interest related to its investments in undeveloped land.
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
As of September 30, 2022 and December 31, 2021, the Company’s interest payable was $5.2 million and $6.6 million, respectively.
The following is a schedule of maturities, including principal amortization payments, for all notes and bonds payable outstanding as of September 30, 2022 (in thousands):

October 1, 2022 through December 31, 2022	$49,443
2023	368,500
2024	126,512
2025	249,216
2026	273,065
Thereafter	—
$1,066,736

As of November 14, 2022, the Company had a total of $383.0 million of debt obligations scheduled to mature over the next 12 months. The Company has extension options with respect to $185.4 million of the debt obligations outstanding that are scheduled to mature over the next 12 months; however, the Company cannot exercise these options if not then in compliance with certain financial covenants in the loans without making a cash payment and there is no assurance that the Company will be able to meet these requirements. All of the Company’s debt obligations are generally non-recourse, subject to certain limited guaranty payments, as outlined in the table above, except for the Company’s Series B Debentures. The Company plans to utilize available extension options or refinance the notes payable. The Company may also choose to market the properties for sale or may negotiate a turnover of the secured properties back to the related mortgage lender.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2022
(unaudited)
The Company’s notes payable contain financial debt covenants, including minimum equity requirements and liquidity ratios. As of September 30, 2022, the Company was in compliance with all of these debt covenants with the exception that the Oakland City Center Mortgage Loan and Georgia 400 Center Mortgage Loan were not in compliance with the debt service coverage requirement. As a result of such non-compliance, the Company is required to provide a cash sweep for the Georgia 400 Center Mortgage Loan. Additionally, the Company may be required to partially pay down the Oakland City Center Mortgage Loan if the non-compliance continues through September 2023.
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
The deed of trust that governs the Series B Debentures contain various financial covenants. As of September 30, 2022, the Company was in compliance with all of these financial debt covenants.

6. FAIR VALUE DISCLOSURES
The following were the face values, carrying amounts and fair values of the Company’s financial instruments as of September 30, 2022 and December 31, 2021, which carrying amounts do not approximate the fair values (in thousands):

	September 30, 2022			December 31, 2021
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial liabilities (Level 3):
Notes and bond payable	$740,213	$732,676	$720,286	$743,513	$740,176	$740,347
Financial liabilities (Level 1):
Pacific Oak SOR (BVI) Holdings, Ltd. Series B Debentures	$326,523	$310,184	$306,099	$271,978	$258,773	$274,697

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2022
(unaudited)
As of September 30, 2022, the Company measured the following assets at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Real estate equity securities	$63,784	$63,784	$—	$—
Asset derivative - interest rate caps	$1,971	$—	$1,971	$—
Nonrecurring Basis:
Impaired real estate	$220,360	$—	$—	$220,360
Impaired goodwill	$5,436	$—	$—	$5,436

As of September 30, 2022, two of the Company’s real estate properties were measured at their estimated fair value. 210 West 31st Street was based on a sales comparison approach as of September 30, 2022. Oakland City Center was based on an income approach with the significant unobservable inputs used in measuring the estimated fair value of this property include a discount rate of 6.50% and a terminal cap rate of 5.75%. Additionally, the Springmaid Beach Resort was measured at it’s estimated fair value based on the contractual sale price. During the three and nine months ended September 30, 2022, the Company recorded impairment charges on real estate in the aggregate of $11.9 million, to write down the carrying value of 210 West 31st Street, Oakland City Center, and the Springmaid Beach Resort. The fair value of the Company's real estate were measured using significant other observable inputs (Level 2) and significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2022, which included contractual sale price, discounted cash flows, terminal capitalization rates, and discount rates.
As of September 30, 2022, the Company determined that based on the sale of the Springmaid Beach Resort and a decline in projected cash flows for Oakland City Center, it was more likely than not that the fair value of the reporting units that included Oakland City Center and Springmaid Beach Resort were less than book value. The resulting real estate impairment charge on Oakland City Center and the sale of Springmaid Beach Resort, resulted in the fair value of the reporting units to be below fair value and the entirety of the goodwill associated to the reporting units to be written off. During the three and nine months ended September 30, 2022, the Company recorded goodwill impairment charges of $8.1 million in the consolidated statement of operations.
The following table summarizes the goodwill impairment activity during nine months ended September 30, 2022 (in thousands):

	Gross Goodwill	Accumulated Impairment	Net Goodwill
Balance, December 31, 2021	$16,342	$(2,808)	$13,534
Impairment charges on goodwill	—	(8,098)	(8,098)
Balance, September 30, 2022	$16,342	$(10,906)	$5,436

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2022
(unaudited)
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

7. RELATED PARTY TRANSACTIONS
Pacific Oak Capital Advisors, LLC
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
Subject to certain restrictions and limitations, the business of the Company is externally managed by the Advisor pursuant to an advisory agreement (the “Advisory Agreement”). The Advisory Agreement is currently effective through November 1, 2023; however the Company or the Advisor may terminate the Advisory Agreement without cause or penalty upon providing 60 days’ written notice. The Advisor conducts the Company’s operations and manages its portfolio of real estate and other real estate-related investments.
Pacific Oak Residential Advisors, LLC
Effective September 1, 2022, the Company entered into an advisory agreement with Pacific Oak Residential Advisors, LLC (“PORA”) (the “PORT Advisory Agreement”) pursuant to which PORA will act as a product specialist with respect to the Company’s residential homes portfolio, held through a wholly owned subsidiary. The PORT Advisory Agreement has an initial two-year term and may be renewed for additional one-year terms. Pursuant to the PORT Advisory Agreement, the Company will pay PORA: (1) an acquisition fee equal to 1.0% of the cost of each asset which consists of the price paid for the asset plus any amounts funded or budgeted at the time of acquisition for capital expenditures; and (2) a quarterly asset management fee equal to 0.25% (1.0% annually) on the aggregate value of the Company’s residential homes portfolio assets, as determined in accordance with the Company’s valuation guidelines, as of the end of each quarter. In the case of investments made through a joint venture, the acquisition fee will be based on the Company’s proportionate share of the joint venture. For substantial assistance in connection with the sale of properties or other investments related to the Company’s residential homes portfolio, the Company also pays PORA or its affiliates 1.0% of the contract sales price with a limit to not exceed commission paid to unaffiliated third parties.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2022
(unaudited)
In connection with the PORT Advisory Agreement, the Company amended and restated its advisory agreement with the Advisor, also effective September 1, 2022 (the “Amended Company Advisory Agreement”). Under the Amended Company Advisory Agreement, the Company will no longer pay acquisition fees, asset management fees or disposition fees to the Advisor with respect to the Company’s residential homes portfolio. The Company’s residential homes portfolio will still be considered when computing any potential incentive fees due to the Advisor under the Amended Company Advisory Agreement.
DMH Realty, LLC
Effective September 1, 2022, the Company entered into a property management agreement with DMH Realty, LLC (“DMH Realty”), an affiliate of PORA and the Advisor (the “PORT Property Management Agreement”) for the Company’s residential homes portfolio. The PORT Property Management Agreement has an initial two-year term and may be renewed for additional one-year terms. Pursuant to the PORT Property Management Agreement, the Company will pay DMH Realty a property management fee equal to the following: (a) 8% of Collected Rental Revenues, as defined below, up to $50.0 million per annum; (b) 7% of Collected Rental Revenues in excess of $50.0 million per annum, but less than or equal to $75.0 million per annum; and (c) 6% of Collected Rental Revenues in excess of $75.0 million per annum, “Collected Rental Revenues” means the amount of rental revenue actually collected for each property per the terms of the lease pertaining to each property (including lease breakage fees) or pursuant to any early termination buyouts, but excluding other income items, fees or revenue collected by DMH Realty, including but not limited to: application fees, insufficient funds fees, late fees, move-in fees, pet fees, and security deposits (except to the extent applied to rent per the terms of the lease pertaining to any property).
Pacific Oak Capital Markets, LLC
On September 9, 2022, the Company, through PORT, commenced a private offering of up to $500 million of common stock in a primary offering and up to $50 million of common stock under its distribution reinvestment plan (the “Private Offering”). PORT engaged Pacific Oak Capital Markets, LLC (“POCM”), an affiliate of the Advisor, PORA and DHM Realty, to be the dealer manager for the Private Offering, pursuant to a dealer manager agreement effective as of September 9, 2022 (the “PORT Dealer Manager Agreement”). Pursuant to the PORT Dealer Manager Agreement, with respect to Class A shares, PORT will generally pay POCM: (1) selling commissions equal to up to 6.0% of the net asset value (“NAV”) of each share sold in the primary offering, which POCM may reallow in part or in full to participating broker-dealers; (2) a dealer manager fee equal to up to 1.5% of the NAV of each share sold in the primary offering, which POCM may reallow in part or in full to participating broker-dealers; and (3) a placement agent fee equal to up to 1.5% of the NAV of each share sold in the primary offering. With respect to Class T shares, PORT will generally pay POCM: (1) selling commissions equal to up to 3.0% of the NAV of each share sold in the primary offering, which POCM may reallow in part or in full to participating broker-dealers; (2) a dealer manager fee equal to up to 0.75% of the NAV of each share sold in the primary offering, which POCM may reallow in part or in full to participating broker-dealers; and (3) a placement agent fee equal to up to 0.75% of the NAV of each share sold in the primary offering. PORT will not pay any selling commissions, dealer manager or placement agent fees in connection with the sale of shares under the distribution reinvestment plan. The Advisor is the sponsor for the Private Offering and as the sponsor, they will incur reimbursable organization and offering costs on behalf of PORT. PORT will incur an organization and offering expense fee equal to 0.5% of the NAV of each share sold in the Private Offering to help fund the reimbursement to the sponsor.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2022
(unaudited)
Pursuant to the terms of the related party agreements, summarized below are the related-party costs incurred by the Company for the three and nine months ended September 30, 2022 and 2021, respectively, and any related amounts payable as of September 30, 2022 and December 31, 2021 (in thousands):

	Incurred				Payable as of
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30, 2022	December 31, 2021
Expensed	2022	2021	2022	2021
Asset management fees	$3,630	$3,422	$9,945	$10,802	$3,252	$1,903
Property management fees	294	119	552	362	—	—
Disposition fees (1)	637	692	744	1,196	—	—
Change in subordinated performance fee due upon termination to affiliate (2)	—	1,545	—	1,745	(2)	(2)
Capitalized
Acquisition fees on real estate (3)	67	—	67	20	—	—
Acquisition fee on investment in unconsolidated entities	—	—	—	45	—	—
	$4,628	$5,778	$11,308	$14,170	$3,252	$1,903
_____________________
(1) Disposition fees with respect to real estate sold are included in the gain (loss) on sale of real estate in the accompanying consolidated statements of operations.
(2) Change in estimate of fees payable to the Company’s previous advisor, KBS Capital Advisors LLC (“KBS Capital Advisors) due to the termination of the former advisory agreement with KBS Capital Advisors.
(3) Acquisition fees associated with asset acquisitions are capitalized, while costs associated with business combinations expensed as incurred.
PORT OP LP Share Redemption
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2022
(unaudited)
Pacific Oak Opportunity Zone Fund I
As of September 30, 2022, the Company’s investment balance in the Pacific Oak Opportunity Zone Fund I, LLC (“Pacific Oak Opportunity Zone Fund I”) is $26.3 million, which is included in investments in unconsolidated entities on the consolidated balance sheets. The Advisor is entitled to certain fees in connection with the fund. Pacific Oak Opportunity Zone Fund I will pay an acquisition fee equal to 1.5% of the purchase price of each asset (including any debt incurred or assumed and significant capital improvement costs budgeted as of the date of acquisition) with a purchase price less than or equal to $25.0 million plus 1.0% of the purchase price in excess of $25.0 million; a quarterly asset management fee equal to 0.25% of the total purchase price of all assets (including any debt incurred or assumed and significant capital improvement costs budgeted as of the date of acquisition) as of the end of the applicable quarter; and a financing fee equal to 0.5% of the original principal amount of any indebtedness incurred (reduced by any financing fee previously paid with respect to indebtedness being refinanced). In the case of investments made through joint ventures, the fees above will be determined based on the Company’s proportionate share of the investment. The Advisor is also entitled to certain distributions paid by the Pacific Oak Opportunity Zone Fund I after the Class A Members have received their preferred return. These fees and distributions have been waived for the Company’s investment. In addition, side letter agreements between the Advisor and Pacific Oak Opportunity Zone Fund I were executed on February 28, 2020 and stipulate that any asset management fees allocable to the Company and waived by Pacific Oak Capital Advisors for Pacific Oak Opportunity Zone Fund I will distributed to the Company. During the three and nine months ended September 30, 2022, the Company recorded $0.3 million and $0.4 million, respectively, of waived asset management fees recorded as equity in income of unconsolidated entities. During the three and nine months ended September 30, 2021, the Company recorded $0.2 million and $0.3 million, respectively, of waived asset management fees recorded as equity in income of unconsolidated entities.

8. INVESTMENT IN UNCONSOLIDATED ENTITIES
As of September 30, 2022 and December 31, 2021, the Company’s investments in unconsolidated entities were composed of the following (dollars in thousands):

	Number of Properties as of September 30, 2022			Investment Balance at
Joint Venture		Location	Ownership %	September 30, 2022	December 31, 2021
110 William Joint Venture	1	New York, New York	60.0%	$—	$—
353 Sacramento Joint Venture	1	San Francisco, California	55.0%	46,572	49,916
Pacific Oak Opportunity Zone Fund I	3	Various	46.0%	26,266	27,215
PORT II OP LP	(1)	(1)	(1)	(1)	11,125
				$72,838	$88,256
_____________________
(1) On July 1, 2022, the Company, through PORT OP, made a tender offer to purchase 76,735 shares of PORT II common stock held by unrelated parties for a price of $14.66 per share. As a result, the Company determined that it became the primary beneficiary of PORT II, which resulted in the consolidation of PORT II into the Company’s consolidated financial statements. On July 29, 2022, the Company consummated the transactions with the unrelated parties and owned 100% of PORT II. See Note 3 for the assessment of the fair value of the assets and liabilities of PORT II. There are no liquidity arrangements or agreements to fund capital or purchase assets that could require the Company to provide financial support to PORT II. The Company and the aforementioned unrelated parties did not guarantee any debt in connection with the transaction.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2022
(unaudited)
9. SUPPLEMENTAL CASH FLOW AND SIGNIFICANT NONCASH TRANSACTION DISCLOSURES
Supplemental cash flow and significant noncash transaction disclosures were as follows (in thousands):

	Nine Months Ended September 30,
	2022	2021
Supplemental Disclosure of Cash Flow Information:
Interest paid, net of capitalized interest of $1,703 and $1,579 for the nine months ended September 30, 2022 and 2021, respectively	$29,839	$29,220
Supplemental Disclosure of Significant Noncash Transactions:
Assets acquired in the consolidation of previously unconsolidated entity	137,569	—
Liabilities assumed in the consolidation of previously unconsolidated entity	85,096	—
Accrued improvements to real estate	6,389	1,721
Redeemable common stock payable	1,567	3,385
Distributions paid to common stockholders through common stock issuances	99,094	—
Accrued preferred dividends	225	225
PPP notes forgiveness	2,367	1,500

10. REPORTING SEGMENTS
The Company recognizes three reporting segments for the three and nine months ended September 30, 2022 and 2021: strategic opportunistic properties, residential homes and hotels. All corporate related costs are included in the strategic opportunistic properties segment to align with how financial information is presented to the chief operating decision maker. On July 1, 2022, the Company made a prospective name change to the “Single-Family Homes” segment to “Residential Homes” to reflect the Company’s acquisition of PORT II multifamily homes, see Note 3 for further details on the acquisition. On September 1, 2022, the Company made a prospective name change to the “Hotels” segment to “Hotel” to reflect the September 1, 2022 disposition of the Springmaid Beach Resort, see Note 3 for further details on the disposition. The selected financial information for reporting segments for the three and nine months ended September 30, 2022 and 2021 are as follows (in thousands):

	Three Months Ended September 30, 2022
	Strategic Opportunistic Properties	Residential Homes	Hotel	Total
Total revenues	$25,847	$8,576	$9,182	$43,605
Total expenses	(46,453)	(10,726)	(12,056)	(69,235)
Total other (loss) income	(24,052)	18,671	11	(5,370)
Net (loss) income	$(44,658)	$16,521	$(2,863)	$(31,000)

	Nine Months Ended September 30, 2022
	Strategic Opportunistic Properties	Residential Homes	Hotel	Total
Total revenues	$77,599	$20,120	$27,952	$125,671
Total expenses	(87,232)	(23,735)	(28,900)	(139,867)
Total other (loss) income	(50,436)	18,149	2,382	(29,905)
Net (loss) income	$(60,069)	$14,534	$1,434	$(44,101)

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2022
(unaudited)

	Three Months Ended September 30, 2021
	Strategic Opportunistic Properties	Single-Family Homes	Hotels	Total
Total revenues	$28,050	$5,566	$12,153	$45,769
Total expenses	(52,891)	(6,398)	(8,948)	$(68,237)
Total other (loss) income	(4,435)	81	1,276	$(3,078)
Net (loss) income	$(29,276)	$(751)	$4,481	$(25,546)

	Nine Months Ended September 30, 2021
	Strategic Opportunistic Properties	Single-Family Homes	Hotels	Total
Total revenues	$88,187	$16,436	$24,578	$129,201
Total expenses	(128,418)	(19,581)	$(22,924)	$(170,923)
Total other income	42,527	159	$1,289	$43,975
Net income (loss)	$2,296	$(2,986)	$2,943	$2,253
Total assets and goodwill related to the reporting segments as of September 30, 2022 and December 31, 2021 are as follows (in thousands):

	September 30, 2022
	Strategic Opportunistic Properties	Residential Homes	Hotel	Total
Total assets	$1,174,855	$337,513	$51,999	$1,564,367
Goodwill (1)	4,220	—	1,216	5,436

	December 31, 2021
	Strategic Opportunistic Properties	Single-Family Homes	Hotels	Total
Total assets	$1,223,122	$211,050	$150,447	$1,584,619
Goodwill (1)	9,489	—	4,045	13,534
_____________________
(1) During the three and nine months ended September 30, 2022, the Company recorded impairment charges on goodwill of $5.5 million and $2.6 million related to the Strategic Opportunistic Properties and Hotel segments, respectively. During the three and nine months ended September 30, 2021, the Company recorded impairment charges on goodwill of $2.8 million related to the Strategic Opportunistic Properties segment.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2022
(unaudited)
11. PORT MEZZANINE EQUITY
The following is a reconciliation of PORT’s noncontrolling cumulative convertible redeemable preferred stock for the nine months ended September 30, 2022 and 2021 (dollars in thousands):

	Series A Preferred Stock		Series B Preferred Stock
	Shares	Amounts	Shares	Amounts
Balance, December 31, 2021	15,000	$15,134	125	$99
Dividends Available Upon Redemption	—	1,045	—	8
Dividends Paid	—	(1,045)	—	(8)
Balance, September 30, 2022	15,000	$15,134	125	$99

	Series A Preferred Stock		Series B Preferred Stock
	Shares	Amounts	Shares	Amounts
Balance, December 31, 2020	15,000	$15,134	125	$99
Dividends Available Upon Redemption	—	453	—	—
Dividends Paid	—	(453)	—	—
Balance, September 30, 2021	15,000	$15,134	125	$99
On July 1, 2020, the Company acquired, through its subsidiaries, Battery Point Trust Inc. (“Battery Point”). Battery Point is a real estate investment trust that owned, at the time of acquisition, 559 single-family rental homes throughout the midwestern and southeastern United States. All of these assets are held by the Company through its subsidiary, PORT OP.
The Company acquired Battery Point by acquiring all the 1,000,000 outstanding shares of Battery Point common stock from BPT Holdings. The Advisor is the Company’s external advisor and is owned and controlled by Keith D. Hall, the Company’s Chief Executive Officer and a director, and Peter M. McMillan, the Company’s President and Chairman of the Board. In exchange, BPT Holdings received 510,816 Special Common Units in PORT OP, approximately 4.5% of the outstanding common equity units, as of July 1, 2020. The value of the interests exchanged was estimated by the participants at approximately $3.0 million. The common equity units issued to BPT Holdings are redeemable after one year at the request of BPT Holdings for all or a portion of the common equity units at a redemption price equal to and in the form of cash based on the unit price of PORT OP. The following table summarizes the redeemable non-controlling interest activity related to the PORT OP equity units held by BPT Holdings for the nine months ended September 30, 2022 and 2021 (in thousands):

December 31, 2021	$2,822
Net loss attributable to redeemable noncontrolling interest	(81)
Adjustment to value of redeemable noncontrolling interest (1)	3,946
Payment to redeem noncontrolling interest	(6,687)
September 30, 2022	$—

December 31, 2020	$2,968
Net loss attributable to redeemable noncontrolling interest	(113)
September 30, 2021	$2,855
_____________________
(1) On June 24, 2022, the Company’s board of directors approved the redemption of the 510,816 PORT OP Special Common Units held by BPT Holdings for a price of $13.09 per unit.and recorded at its fair value. The Company redeemed the noncontrolling interest in PORT OP in July 2022.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2022
(unaudited)

12. COMMITMENTS AND CONTINGENCIES
Lease Obligations
As of September 30, 2022, the Company’s lease and rights to a leasehold interest with respect to 210 West 31st Street, which was accounted for as a finance lease, are included in the consolidated balance sheet as follows:

Right-of-use asset (included in real estate held for investment, net) (1)	$7,281
Lease obligation (included in other liabilities)	9,424

Remaining lease term	91.3 years
Discount rate	4.8%

The components of lease expense were as follows:
Interest on lease obligation for the three months ended September 30, 2022	112
Interest on lease obligation for the nine months ended September 30, 2022	334
_____________________
(1) During the three and nine months ended September 30, 2022, the Company wrote down its right-of-use asset and recorded an impairment charge of $0.8 million on 210 West 31st Street.
As of September 30, 2022, the Company had a leasehold interest expiring in 2114. Future minimum lease payments owed by the Company under the finance lease as of September 30, 2022 are as follows (in thousands):

July 1, 2021 through December 31, 2021	$90
2022	360
2023	360
2024	393
2025	396
Thereafter	52,167
Total expected minimum lease obligations	53,766
Less: Amount representing interest (1)	(44,342)
Present value of net minimum lease payments (2)	$9,424
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2022
(unaudited)
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Although there can be no assurance, the Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations as of September 30, 2022. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities.
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
Dividends on and accretion to redemption value of Series A Redeemable Preferred Stock
On October 25, 2022, the Company received notice by the holders of PORT’s Series A noncontrolling cumulative convertible redeemable preferred stock to redeem their outstanding redeemable preferred stock. If outstanding on November 4, 2022, the Series A redeemable preferred stock must be redeemed by the Company within 120 days after November 4, 2022. The Company authorized and approved the redemption of all 15,000 outstanding Series A Preferred Shares, at a price of (i) $1,120 per Series A Preferred Share, plus (ii) all accrued but unpaid dividends, through the redemption date.

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
As of September 30, 2022, we consolidated eight office properties, one office portfolio consisting of two office buildings and 14 acres of undeveloped land, two apartment properties, one hotel property, one residential home portfolio consisting of 2,458 residential homes, three investments in undeveloped land with approximately 800 developable acres, one office/retail development property and owned three investments in unconsolidated entities and three investments in real estate equity securities.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
We sold 56,584,976 shares of common stock in the primary portion of our initial public offering for gross offering proceeds of $561.7 million. We ceased offering shares in the primary portion of our initial public offering on November 14, 2012. We continue to offer shares of common stock under the dividend reinvestment plan. As of September 30, 2022, we had sold 6,851,969 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $76.5 million. To date, we have invested all of the net proceeds from our initial public offering in real estate and real estate-related investments. We intend to use our cash on hand, proceeds from asset sales, proceeds from debt financing, cash flow generated by our real estate operations and real estate-related investments and proceeds from our dividend reinvestment plan as our primary sources of immediate and long-term liquidity.
Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures and corporate general and administrative expenses. Cash flow from operations from our real estate investments is primarily dependent upon the occupancy levels of our properties, the net effective rental rates on our leases, the collectability of rent and operating recoveries from our tenants and how well we manage our expenditures. As of September 30, 2022, our office properties were collectively 70% occupied, our residential home portfolio was 96% occupied and our apartment properties were 95% occupied.
Our investments in hotel properties generate cash flow in the form of room, food, beverage and convention services, campground and other revenues, which are reduced by hotel expenses, capital expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our hotel properties are primarily dependent upon the occupancy levels of our hotels, the average daily rates and how well we manage our expenditures. The following table provides summary information regarding our hotel properties for the nine months ended September 30, 2022 and 2021:

		Percentage Occupied for the Nine Months Ended September 30,		Average Daily Rate for the Nine Months Ended September 30,		Average Revenue per Available Room for the Nine Months Ended September 30,
Property	Number of Rooms	2022	2021	2022	2021	2022	2021
Springmaid Beach Resort (1)	453	61.4%	58.4%	$226.60	$218.28	$139.05	$127.49
Q&C Hotel	196	59.3%	42.3%	$192.73	$121.24	$114.30	$51.24
_____________________
(1) The Springmaid Beach Resort was sold on September 1, 2022.
Investments in real estate equity securities generate cash flow in the form of dividend income, which is reduced by asset management fees. As of September 30, 2022, we had three investments in real estate equity securities outstanding with a total carrying value of $63.8 million.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended September 30, 2022 did not exceed the charter-imposed limitation.
For the nine months ended September 30, 2022, our cash needs for capital expenditures, redemptions of common stock and debt servicing were met with proceeds from dispositions of real estate, proceeds from debt financing and cash on hand. Operating cash needs during the same period were met through cash flow generated by our real estate and real estate-related investments and cash on hand. As of September 30, 2022, we had outstanding debt obligations in the aggregate principal amount of $1.1 billion, with a weighted-average remaining term of 2.3 years. As of September 30, 2022, we had a total of $386.9 million of debt obligations scheduled to mature within 12 months of that date. We plan to exercise our extension options available under our loan agreements or pay down or refinance the related notes payable prior to their maturity dates.
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
As of September 30, 2022, we consolidated eight office properties, one office portfolio consisting of two office buildings and 14 acres of undeveloped land, two apartment properties, one hotel properties, one residential home portfolio consisting of 2,458 residential homes, three investments in undeveloped land with approximately 800 developable acres, one office/retail development property and owned three investments in unconsolidated entities and three investments in real estate equity securities. During the nine months ended September 30, 2022, net cash provided by operating activities was $8.7 million. We expect that our cash flows from operating activities will increase in future periods as a result of leasing additional space that is currently unoccupied and anticipated future acquisitions of real estate and real estate-related investments. However, our cash flows from operating activities may decrease to the extent that we dispose of additional assets.
Cash Flows from Investing Activities
Net cash provided by investing activities was $70.3 million for the nine months ended September 30, 2022 and primarily consisted of the following:
•Proceeds from sales of real estate, net of $97.9 million;
•Contributions to unconsolidated entities of $23.9 million;
•Earnest money received of $17.0 million related to the pending sale of Park Highlands land;
•Improvements to real estate of $16.5 million;
•Proceeds from advances due from affiliates of $8.2 million;
•Acquisitions of real estate of $6.7 million; and
•Funding of $6.4 million for development obligations related to Park Highlands land.
Cash Flows from Financing Activities
Net cash used in financing activities was $37.3 million for the nine months ended September 30, 2022 and primarily consisted of the following:
•$11.0 million of cash distributions paid;
•$10.7 million of distributions paid to noncontrolling interests;
•$4.6 million of cash used for redemptions of common stock; and
•$3.5 million of net cash used for principal payments on notes payable of $190.5 million and payments of deferred financing costs of $4.7 million and partially offset by proceeds from notes payable of $191.7 million.
In order to execute our investment strategy, we utilize secured debt and we may, to the extent available, utilize unsecured debt, to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinancing and interest risks, are properly balanced with the benefit of using leverage. There is no limitation on the amount we may borrow for any single investment. Our charter limits our total liabilities such that our total liabilities may not exceed 75% of the cost of our tangible assets; however, we may exceed that limit if a majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our common stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of September 30, 2022, our borrowings and other liabilities were both approximately 70% of the cost (before depreciation and other noncash reserves) and the book value (before depreciation) of our tangible assets.

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
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of September 30, 2022 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2022	2023-2024	2025-2026	Thereafter
Outstanding debt obligations (1)	$1,066,736	$49,441	$495,012	$522,283	$—
Interest payments on outstanding debt obligations (2)	85,083	12,459	55,469	17,155	—
Finance lease obligation	53,766	90	720	789	52,167
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts, maturity dates, foreign currency rates and interest rates in effect at September 30, 2022.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Results of Operations
Overview
As of September 30, 2022, we consolidated eight office properties, one office portfolio consisting of two office buildings and 14 acres of undeveloped land, two apartment properties, one hotel property, one residential home portfolio consisting of 2,458 residential homes, three investments in undeveloped land with approximately 800 developable acres, one office/retail development property and owned three investments in unconsolidated entities and three investments in real estate equity securities. As of September 30, 2021, we consolidated eight office properties, one office portfolio consisting of four office buildings and 14 acres of undeveloped land, two apartment properties, two hotel properties, one residential home portfolio consisting of 1,806 single-family homes, three investments in undeveloped land with approximately 800 developable acres, one office/retail development property, and owned four investments in unconsolidated entities and three investments in real estate equity securities. Our results of operations for the three and nine months ended September 30, 2022 may not be indicative of those in future periods due to acquisition and disposition activities. Additionally, the occupancy in our properties, excluding our residential home portfolio, has not been stabilized. As of September 30, 2022, our office properties were collectively 70% occupied, our residential home portfolio was 96% occupied and our apartment properties were 95% occupied. However, due to the amount of near-term lease expirations, we do not put significant emphasis on quarterly changes in occupancy (positive or negative) in the short run. Our underwriting and valuations are generally more sensitive to “terminal values” that may be realized upon the disposition of the assets in the portfolio and less sensitive to ongoing cash flows generated by the portfolio in the years leading up to an eventual sale. There are no guarantees that occupancies of our assets will increase, or that we will recognize a gain on the sale of our assets. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of leasing additional space and acquiring additional assets but decrease due to disposition activity.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Comparison of the three months ended September 30, 2022 versus the three months ended September 30, 2021
The following table provides summary information about our results of operations for the three months ended September 30, 2022 and 2021 (dollar amounts in thousands):

	Three Months Ended September 30,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions/ Dispositions (1)	$ Change Due to Investments Held Throughout Both Periods (2)
	2022	2021
Rental income	$31,445	$29,504	$1,941	7%	$1,511	$430
Hotel revenues	9,182	12,153	(2,971)	(24)%	(2,892)	(79)
Other operating income	830	923	(93)	(10)%	(89)	(4)
Dividend income from real estate equity securities	2,148	3,189	(1,041)	(33)%	—	(1,041)
Operating, maintenance, and management	12,342	10,668	1,674	16%	858	816
Real estate taxes and insurance	5,650	5,262	388	7%	365	23
Hotel expenses	5,377	6,483	(1,106)	(17)%	(1,249)	(1,106)
Asset management fees to affiliate	3,630	3,422	208	6%	210	(2)
General and administrative expenses	2,504	2,365	139	6%	n/a	n/a
Foreign currency transaction (gain) loss, net	(6,001)	2,271	(8,272)	(364)%	n/a	n/a
Depreciation and amortization	12,717	13,895	(1,178)	(8)%	436	(1,614)
Interest expense	12,976	10,092	2,884	29%	161	2,723
Impairment charges on real estate	11,942	10,971	971	9%	n/a	n/a
Impairment charges on goodwill	8,098	2,808	5,290	188%	n/a	n/a
Equity in loss of unconsolidated entities	(3,376)	(569)	(2,807)	493%	—	(2,807)
Casualty-related gain	—	27	(27)	(100)%	n/a	n/a
Other interest income	61	55	6	11%	n/a	n/a
Loss on real estate equity securities	(20,722)	(2,614)	(18,108)	693%	—	(18,108)
Change in subordinated performance fee due upon termination to affiliate	—	(1,545)	1,545	(100)%	n/a	n/a
(Loss) gain on sale of real estate	(75)	216	(291)	(135)%	(291)	—
Gain on extinguishment of debt	—	1,352	(1,352)	100%	n/a	n/a
Gain from consolidation of previously unconsolidated entity	18,742	—	18,742	100%	18,742	—
_____________________
(1) Represents the dollar amount increase (decrease) for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 related to real estate and real estate-related investments acquired or disposed on or after October 1, 2021.
(2) Represents the dollar amount increase (decrease) for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 with respect to real estate and real estate-related investments owned by us during the entirety of both periods presented.
Rental income increased from $29.5 million for the three months ended September 30, 2021 to $31.4 million for the three months ended September 30, 2022, primarily as a result of the PORT II consolidation, which attributed to a $3.0 million increase and partially offset by the disposition of City Tower on July 27, 2021, which attributed to a $1.1 million decrease. There were no significant changes to the occupancy rate and annualized base rent per square foot of our office properties held throughout both periods. We expect rental income to increase in future periods as a result of leasing additional space and to the extent we acquire additional properties, but to decrease to the extent we dispose of properties.
Hotel revenues decreased from $12.2 million for the three months ended September 30, 2021 to $9.2 million for the three months ended September 30, 2022, primarily as a result of the disposition of the Springmaid Beach Resort on September 1, 2022, and partially offset by the increase in occupancy for the Q&C Hotel.
Property operating costs increased from $10.7 million for the three months ended September 30, 2021 to $12.3 million for the three months ended September 30, 2022, primarily as a result of the PORT II consolidation, which attributed to a $1.5 million increase and partially offset by a $0.3 million decrease due to the disposition of City Tower. Real estate taxes and insurance slightly increased between the two periods. We expect property operating costs and real estate taxes and insurance to increase in future periods to the extent we acquire additional properties, increase occupancy of our real estate assets and due to general inflation, but to decrease to the extent we dispose of properties.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Hotel expenses decreased from $6.5 million for the three months ended September 30, 2021 to $5.4 million for the three months ended September 30, 2022, primarily due to the disposition of the Springmaid Beach Resort, which resulted in a decrease of $0.7 million. We expect hotel expenses to vary in future periods based on occupancy rates.
Asset management fees slightly increased from $3.4 million for the three months ended September 30, 2021 to $3.6 million for the three months ended September 30, 2022, primarily as a result of the PORT II consolidation, which attributed to a $0.4 million increase and partially offset by the disposition of City Tower, which attributed to a $0.2 million decrease. We expect asset management fees to increase in future periods to the extent we acquire additional properties, but to decrease to the extent we dispose of properties.
We recognized a $6.0 million foreign currency transaction gain, net for the three months ended September 30, 2022 and $2.3 million of foreign currency transaction loss, net, for the three months ended September 30, 2021, related to the debentures in Israel. These debentures are denominated in Israeli new Shekels and we expect to recognize foreign transaction gains and losses based on changes in foreign currency exchange rates.
Depreciation and amortization decreased from $13.9 million for the three months ended September 30, 2021 to $12.7 million for the three months ended September 30, 2022, primarily as a result of the disposition of the Springmaid Beach Resort, which attributed to $0.5 million decrease, intangibles that were fully amortized in 2021, which attributed to a $1.0 million decrease, and partially offset by the PORT II consolidation, which attributed to a $1.0 million increase. We expect depreciation and amortization to increase in future periods to the extent we acquire additional properties, but to decrease as a result of amortization of tenant origination costs related to lease expirations and disposition of properties.
Interest expense increased from $10.1 million for the three months ended September 30, 2021 to $13.0 million for the three months ended September 30, 2022, primarily due to increasing benchmark rates affecting our variable rate debt, increase in notes payable balance of $86.5 million related to the PORT II consolidation, and partially offset by a decrease in the notes payable balance of $53.1 million related to the disposition of the Springmaid Beach Resort.
During the three months ended September 30, 2022, we recognized impairment charges of $4.4 million, $5.0 million and $2.5 million on 210 West 31st Street, Oakland City Center and the Springmaid Beach Resort, respectively. During the three months ended September 30, 2021, we recognized impairment charges of $6.6 million on 210 West 31st Street and $4.4 million on Lincoln Court.
During the three months ended September 30, 2022, we recognized impairment charges on goodwill of $5.5 million and $2.6 million on Oakland City Center and the Springmaid Beach Resort, respectively. During the three months ended September 30, 2021, we recognized impairment charges on goodwill of $1.6 million on Lincoln Court and $1.2 million on 210 West 31st Street.
Equity in loss of unconsolidated entities increased from $0.6 million for the three months ended September 30, 2021 to $3.4 million for the three months ended September 30, 2022, primarily as a result of losses related to the 110 William Joint Venture of $1.7 million and the Pacific Oak Opportunity Zone Fund I of $0.9 million for the three months ended September 30, 2022.
Loss on real estate equity securities increased from $2.6 million for the three months ended September 30, 2021 to $20.7 million for the three months ended September 30, 2022. We expect gains and losses on real estate equity securities to fluctuate in future periods as a result of changes in share prices of our investments in real estate equity securities.
During the three months ended September 30, 2022, we consolidated PORT II and recognized a gain from consolidation of previously unconsolidated entity of $18.7 million.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Comparison of the nine months ended September 30, 2022 versus the nine months ended September 30, 2021
The following table provides summary information about our results of operations for the nine months ended September 30, 2022 and 2021 (dollar amounts in thousands):

	Nine Months Ended September 30,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions/ Dispositions (1)	$ Change Due to Investments Held Throughout Both Periods (2)
	2022	2021
Rental income	$89,806	$94,812	$(5,006)	(5)%	$(6,133)	$1,127
Hotel revenues	27,952	24,578	3,374	14%	(314)	3,688
Other operating income	2,559	3,118	(559)	(18)%	(614)	55
Dividend income from real estate equity securities	5,354	6,693	(1,339)	(20)%	—	(1,339)
Operating, maintenance, and management	32,560	31,444	1,116	4%	(1,012)	2,128
Real estate taxes and insurance	15,753	15,949	(196)	(1)%	(306)	110
Hotel expenses	17,485	15,715	1,770	11%	(16)	1,786
Asset management fees to affiliate	9,945	10,802	(857)	(8)%	(481)	(376)
General and administrative expenses	8,486	7,120	1,366	19%	n/a	n/a
Foreign currency transaction gain, net	(37,100)	(568)	(36,532)	6,432%	n/a	n/a
Depreciation and amortization	39,379	45,969	(6,590)	(14)%	(2,521)	(4,069)
Interest expense	33,319	30,713	2,606	8%	(1,301)	3,907
Impairment charges on real estate	11,942	10,971	971	9%	n/a	n/a
Impairment charges on goodwill	8,098	2,808	5,290	188%	n/a	n/a
Equity in loss of unconsolidated entities	(6,130)	(144)	(5,986)	4,157%	—	(5,986)
Casualty-related gain	—	27	(27)	(100)%	n/a	n/a
Other interest income	155	148	7	5%	n/a	n/a
(Loss) gain on real estate equity securities	(48,312)	12,939	(61,251)	(473)%	225	(61,476)
Change in subordinated performance fee due upon termination to affiliate	—	(1,745)	1,745	(100)%	n/a	n/a
(Loss) gain on sale of real estate	3,273	31,385	(28,112)	(90)%	(28,112)	—
Gain on extinguishment of debt	2,367	1,365	1,002	73%	n/a	n/a
Gain from consolidation of previously unconsolidated entity	18,742	—	18,742	100%	18,742	—
_____________________
(1) Represents the dollar amount increase (decrease) for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 related to real estate and real estate-related investments acquired or disposed on or after October 1, 2021.
(2) Represents the dollar amount increase (decrease) for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 with respect to real estate and real estate-related investments owned by us during the entirety of both periods presented.
Rental income decreased from $94.8 million for the nine months ended September 30, 2021 to $89.8 million for the nine months ended September 30, 2022, primarily due to the disposition of City Tower, which attributed to a $8.7 million decrease and partially offset with the PORT II consolidation, which attributed to a $3.6 million increase. There were no significant changes to the occupancy rate and annualized base rent per square foot of our office properties held throughout both periods. We expect rental income to increase in future periods as a result of leasing additional space and to the extent we acquire additional properties, but to decrease to the extent we dispose of properties.
Hotel revenues increased from $24.6 million for the nine months ended September 30, 2021 to $28.0 million for the nine months ended September 30, 2022, primarily as a result of the increase in occupancy from 58.4%% to 61.4% and average daily rate from $127.49 to $139.05 for the Springmaid Beach Resort as well as the increase in occupancy from 42.3% to 59.3% and average daily rate from $51.24 to $114.30 for the Q&C Hotel. The increase was partially offset by the Springmaid Beach Resort disposition, which attributed to a $0.4 million decrease.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Property operating costs increased from $31.4 million for the nine months ended September 30, 2021 to $32.6 million for the nine months ended September 30, 2022, primarily due to increase in legal and marketing fees related to various properties and the consolidation of PORT II, which attributed to an increase of $1.7 million and was partially offset by the disposition of City Tower, which attributed to a $2.0 million decrease. Real estate taxes and insurance slightly decreased between the two periods. We expect property operating costs and real estate taxes and insurance to increase in future periods to the extent we acquire additional properties, increase occupancy of our real estate assets and due to general inflation, but to decrease to the extent we dispose of properties.
Hotel expenses increased from $15.7 million for the nine months ended September 30, 2021 to $17.5 million for the nine months ended September 30, 2022, primarily as a result of the increase in occupancy from 58.4%% to 61.4% for the Springmaid Beach Resort as well as the increase in occupancy from 42.3% to 59.3% for the Q&C Hotel. We expect hotel expenses to vary in future periods based on occupancy rates.
Asset management fees decreased from $10.8 million for the nine months ended September 30, 2021 to $9.9 million for the nine months ended September 30, 2022, primarily as a result of the disposition of City Tower, which attributed to a $0.8 million decrease and partially offset by the PORT II consolidation, which attributed to an increase of $0.4 million. We expect asset management fees to increase in future periods to the extent we acquire additional properties, but to decrease to the extent we dispose of properties.
General and administrative expenses increased from $7.1 million for the nine months ended September 30, 2021 to $8.5 million for the nine months ended September 30, 2022, primarily due to increased accounting and advisory expenses. We expect general and administrative expenses to fluctuate in future periods based on investment and disposition activity as well as costs incurred to evaluate strategic transactions.
We recognized a $0.6 million foreign currency transaction gain, net for the nine months ended September 30, 2021 and $37.1 million foreign currency transaction gain, net, for the nine months ended September 30, 2022, related to the debentures in Israel. These debentures are denominated in Israeli new Shekels and we expect to recognize foreign transaction gains and losses based on changes in foreign currency exchange rates.
Depreciation and amortization decreased from $46.0 million for the nine months ended September 30, 2021 to $39.4 million for the nine months ended September 30, 2022, primarily as a result of the disposition of City Tower, which attributed to $2.4 million decrease and intangibles that were fully amortized in 2021, which attributed to a $3.4 million decrease. We expect depreciation and amortization to increase in future periods as a result of the extent we acquire additional properties, but to decrease as a result of amortization of tenant origination costs related to lease expirations and disposition of properties.
Interest expense increased from $30.7 million for the nine months ended September 30, 2021 to $33.3 million for the nine months ended September 30, 2022, primarily due to increasing benchmark rates affecting our variable rate debt, increase in notes payable balance of $86.5 million related to the PORT II consolidation, and partially offset by a decrease in the notes payable balance of $53.1 million related to the disposition of the Springmaid Beach Resort.
During the nine months ended September 30, 2022, we recognized impairment charges of $4.4 million, $5.0 million and $2.5 million on 210 West 31st Street, Oakland City Center and the Springmaid Beach Resort, respectively. During the nine months ended September 30, 2021, we recognized impairment charges of $6.6 million on 210 West 31st Street and $4.4 million on Lincoln Court.
During the nine months ended September 30, 2022, we recognized impairment charges on goodwill of $5.5 million and $2.6 million on Oakland City Center and the Springmaid Beach Resort, respectively. During the nine months ended September 30, 2021, we recognized impairment charges on goodwill of $1.6 million on Lincoln Court and $1.2 million on 210 West 31st Street.
Equity in loss of unconsolidated entities increase from $0.1 million for the nine months ended September 30, 2021 to $6.1 million for the nine months ended September 30, 2022, primarily related to losses with the: 353 Sacramento Joint Venture of $3.3 million loss, primarily as a result of the allowance for credit losses, the 110 William Joint Venture of $1.7 million and the Pacific Oak Opportunity Zone Fund I of $0.4 million .
Gain on real estate equity securities decreased from $12.9 million for the nine months ended September 30, 2021 to a $48.3 million loss for the nine months ended September 30, 2022. We expect gains and losses on real estate equity securities to fluctuate in future periods as a result of changes in share prices of our investments in real estate equity securities.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
During the nine months ended September 30, 2021, we sold approximately 193 developable acres of Park Highlands undeveloped land that resulted in a gain on sale of $31.1 million. During the nine months ended September 30, 2022, we sold two office buildings related to the Richardson Portfolio and the Springmaid Beach Resort and recognized an aggregate gain on sale of $3.3 million.
During the nine months ended September 30, 2022, we consolidated PORT II and recognized a gain from consolidation of previously unconsolidated entity of $18.7 million.
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
•Amortization of premium or discount on bond and notes payable. These are adjustments to interest expense as required by GAAP to recognize bond and notes payable discount and premiums on a straight-line basis over the life of the respective bond or notes payable. We have excluded these adjustments in our calculation of MFFO to appropriately reflect the current economic impact of our bond and notes payable and related interest expense;
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
•Unrealized gain or loss from interest rate caps. These adjustments include unrealized gains from mark-to-market adjustments on interest rate caps. The change in fair value of interest rate caps not designated as a hedge are non-cash adjustments recognized directly in earnings and are included in interest expense. We have excluded these adjustments in our calculation of MFFO to more appropriately reflect the economic impact of our interest rate cap agreements;
•Gain from consolidation of previously unconsolidated entity. The gain is recognized as part of a consolidation process of a previously unconsolidated entity, where we became the primary beneficiary. We exclude them from MFFO to more appropriately present the ongoing operating performance of our real estate investments on a comparative basis; and
•Mark-to-market foreign currency transaction adjustments. The U.S. Dollar is our functional currency. Transactions denominated in currency other than our functional currency are recorded upon initial recognition at the exchange rate on the date of the transaction. After initial recognition, monetary assets and liabilities denominated in foreign currency are remeasured at each reporting date into the foreign currency at the exchange rate on that date. In addition, we have entered into foreign currency collars and foreign currency options that results in a foreign currency transaction adjustment. These amounts can increase or reduce net income. We exclude them from MFFO to more appropriately present the ongoing operating performance of our real estate investments on a comparative basis.

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
Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculations of MFFO and Adjusted MFFO, for the three and nine months ended September 30, 2022 and 2021 (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2022	2021		2022	2021
Net (loss) income attributable to common stockholders	$(30,492)	$(24,516)		$(44,267)	$3,671
Depreciation of real estate assets	8,882	8,569		25,544	26,689
Amortization of lease-related costs	3,835	5,326		13,835	19,279
Loss (gain) on sale of real estate (1)	2,621	(216)		(727)	(31,385)
Impairment charges on real estate	11,942	10,971		11,942	10,971
Loss (gain) on real estate equity securities	20,722	2.614		48,312	(12,939)
Adjustments for noncontrolling interests - consolidated entities (2)	(1,724)	(400)		(2,308)	(1,238)
Adjustments for investments in unconsolidated entities (3)	(4,716)	(25)		(1,783)	747
FFO attributable to common stockholders	11,070	(288)		50,548	15,795
Straight-line rent and amortization of above- and below-market leases	(791)	(711)	0	(2,729)	(2,544)
Amortization of premium/discount on bond and notes payable, net	1,117	461		3,372	1,906
Gain on extinguishment of debt	—	(1.352)		(2,367)	(1.365)
Unrealized (gain) loss on interest rate caps	(834)	1		(1,103)	17
Gain from consolidation of previously unconsolidated entity	(18,742)	—		(18,742)	—
Mark-to-market foreign currency transaction (gain) loss, net	(6,001)	2,271		(37,100)	(568)
Adjustments for noncontrolling interests - consolidated entities (2)	(21)	(24)		(100)	(122)
Adjustments for investments in unconsolidated entities (3)	98	15		2,999	1,662
MFFO attributable to common stockholders	(14,104)	1,724		(5,222)	16,145
Other capitalized operating expenses (4)	(801)	(597)		(2,012)	(1,926)
Casualty-related gain	—	(27)		—	(27)
Change in subordinated performance fee due upon termination to affiliate	—	1,545		—	1,745
Adjusted MFFO attributable to common stockholders	(14,905)	2,645		(7,234)	15,937
_____________________
(1) Reflects an adjustment to eliminate gains or losses on sales of real estate.
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
There were no distributions declared for the nine months ended September 30, 2022. Our net loss attributable to common stockholders for the nine months ended September 30, 2022 was $44.3 million and our cash flows provided by operations were $8.7 million. Our cumulative distributions paid and net income attributable to common stockholders from inception through September 30, 2022 were $495.0 million. We have funded our cumulative distributions paid, which includes net cash distributions and distributions reinvested by stockholders, with prior period cash flow from operating activities in excess of distributions paid and with cash from gains realized from the disposition of properties. To the extent that we pay distributions from sources other than our cash flow from operations or gains from asset sales, we will have fewer funds available for investment in real estate-related loans, opportunistic real estate, real estate-related debt securities, real estate equity securities and other real estate-related investments, the overall return to our stockholders may be reduced and subsequent investors may experience dilution.
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
Recently Adopted Accounting Pronouncements
Reference Rate Reform — In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (ASC Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional relief to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. Additionally, in January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (ASC Topic 848), which clarifies that certain optional expedients and exceptions in ASC 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. We adopted ASC Topic 848 on September 30, 2022 and the related prospective optional expedients for its variable rate debt and related derivatives is not expected to have a material impact us.
There have been no other recent accounting pronouncements, changes in accounting pronouncements or recently adopted accounting guidance during the nine months ended September 30, 2022 that are of significance or potential significance to us.
Subsequent Events
We evaluate subsequent events up until the date the consolidated financial statements are issued.
Dividends on and accretion to redemption value of Series A Redeemable Preferred Stock
On October 25, 2022, we received notice by the holders of PORT’s Series A noncontrolling cumulative convertible redeemable preferred stock to redeem their outstanding redeemable preferred stock. If outstanding on November 4, 2022, the Series A redeemable preferred stock must be redeemed by us within 120 days after November 4, 2022. We authorized and approved the redemption of all 15,000 outstanding Series A Preferred Shares, at a price of (i) $1,120 per Series A Preferred Share, plus (ii) all accrued but unpaid dividends, through the redemption date.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Risk
Certain transactions, assets, and liabilities are exposed to foreign currency risk. We monitor our foreign currency exposures to maximize the economic effectiveness of our foreign currency positions, including hedges. Principal currency exposure is Israeli New Shekel.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to the effects of foreign currency changes in Israel with respect to the 3.93% Series B Debentures issued to investors in Israel. Our profitability and the value of our investment portfolio may be adversely affected during any period as a result of interest rate changes and foreign currency changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs. We may manage interest rate risk by maintaining a ratio of fixed rate, long-term debt such that floating rate exposure is kept at an acceptable level. In addition, we may utilize a variety of financial instruments, including interest rate caps, floors, and swap agreements, in order to limit the effects of changes in interest rates on our operations. In order to limit the effects of changes in foreign currency on our operations, we may utilize a variety of foreign currency hedging strategies such as cross currency swaps, forward contracts, puts or calls. When we use these types of derivatives to hedge the risk of interest-earning assets or interest-bearing liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the funds available for payments to holders of our common stock and the risk that the losses may exceed the amount we invested in the instruments. Additionally, certain of these strategies may cause us to fund a margin account periodically to offset changes in foreign currency rates which may also reduce the funds available for payments to holders of our common stock.
As of September 30, 2022, we held 129.9 million Israeli new Shekels and 24.6 million Israeli new Shekels in cash and restricted cash, respectively. In addition, as of September 30, 2022, we had bonds outstanding and the related interest payable in the amounts of 1.2 billion Israeli new Shekels and 7.6 million Israeli new Shekels, respectively. Foreign currency exchange rate risk is the possibility that our financial results could be better or worse than planned because of changes in foreign currency exchange rates. Based solely on the remeasurement for the nine months ended September 30, 2022, if foreign currency exchange rates were to increase or decrease by 10%, our net income would increase or decrease by approximately $25.9 million and $31.7 million, respectively, for the same period.
Interest Rate Risk
Generally, the composition of our investments is such that declining interest rates will increase our net income, while rising interest rates will decrease our net income. Recently, interest rates have remained at relatively low levels on a historical basis and the Federal Reserve maintained the federal funds target range at 0.0% to 0.25% for much of 2021. However, in March 2022, the Federal Reserve approved a 0.25% rate increase and approved four additional 0.75% rate increases in 2022. The Federal Reserve has indicated that it foresees further increases and has maintained a stance of monetary policy that is sufficiently restrictive to to return inflation to 2%.
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
We borrow funds at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of September 30, 2022, the fair value of our Pacific Oak SOR BVI Series B Debentures was $306.1 million and the outstanding principal balance was $326.5 million. As of September 30, 2022, excluding the Pacific Oak SOR BVI Series B Debentures, the fair value of our fixed rate debt was $216.6 million and the outstanding principal balance of our fixed rate debt was $233.2 million. The fair value estimate of our Pacific Oak SOR BVI Series B Debentures were calculated using the quoted bond price as of September 30, 2022 on the Tel Aviv Stock Exchange of 94.40 Israeli new Shekels. The fair value estimate of our fixed rate debt was calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of September 30, 2022. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting changes in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on variable rate debt would change our future earnings and cash flows, but would not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. As of September 30, 2022, we had entered into three separate interest rate caps with an aggregate notional of $181.0 million which effectively limits our exposure to increases in one-month LIBOR and SOFR above certain thresholds. Based on interest rates as of September 30, 2022, if interest rates were 100 basis points higher or lower during the 12 months ending September 30, 2022, interest expense on our variable rate debt would increase or decrease by $4.0 million and $4.8 million, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 3.     Quantitative and Qualitative Disclosures about Market Risk (continued)

The weighted-average interest rates of our fixed rate debt and variable rate debt as of September 30, 2022 were 4.10 and 5.2%, respectively. The interest rate and weighted-average interest rate represent the actual interest rate in effect as of September 30, 2022 (consisting of the contractual interest rate and the effect of contractual floor rates, if applicable), using interest rate indices as of September 30, 2022 where applicable.
We are exposed to financial market risk with respect to our real estate equity securities. Financial market risk is the risk that we will incur economic losses due to adverse changes in our real estate equity security prices. Our exposure to changes in real estate equity security prices is a result of our investment in these types of securities. Market prices are subject to fluctuation and, therefore, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market prices of a real estate equity security may result from any number of factors, including perceived changes in the underlying fundamental characteristics of the issuer, the relative price of alternative investments, interest rates, default rates and general market conditions. In addition, amounts realized in the sale of a particular security may be affected by the relative quantity of the real estate equity security being sold. We do not currently engage in derivative or other hedging transactions to manage our real estate equity security price risk. As of September 30, 2022, we owned real estate equity securities with a book value of $63.8 million. Based solely on the prices of real estate equity securities as of September 30, 2022, if prices were to increase or decrease by 10%, our net income would increase or decrease by approximately $6.4 million.
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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
None.

Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 and Part II, Item 1A of our Quarterly Report on Form 10-Q for the six months ended June 30, 2022, each as filed with the SEC.

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
•Separate from the funding described in the first bullet above, on March 10, 2022 and July 22, 2022, our board of directors made available a total of $3.0 million and $2.5 million, respectively for redemptions in connection with a stockholder's death, “qualifying disability”, or “determination of incompetence” and that will carry forward until depleted. As of September 30, 2022, $1.6 million remained available.
During the nine months ended September 30, 2022, we fulfilled redemption requests eligible for redemption under our share redemption program and received in good order and funded redemptions under our share redemption program with the net proceeds from our dividend reinvestment plan and cash on hand. We redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed	Average Price Paid Per Share (1)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2022	—	$—	(2)
February 2022	42,430	$9.51	(2)
March 2022	22,735	$9.51	(2)
April 2022	75,875	$9.51	(2)
May 2022	62,376	$9.51	(2)
June 2022	38,920	$9.51	(2)
July 2022	178,951	$9.51	(2)
August 2022	41,124	$9.51	(2)
September 2022	23,060	$9.51	(2)
Total	485,471
_____________________
(1) On January 26, 2022, our board of directors approved an estimated value per share of our common stock of $9.51. The change in the redemption price became effective for the January 2022 redemption date and is effective until the estimated value per share is updated. We expect to update our estimated value per share no later than December 2022.
(2) We limit the dollar value of shares that may be redeemed under the program as described above. During the nine months ended September 2022, we redeemed $4.6 million of common stock under the program, which represented all redemption requests received in good order and eligible for redemption through the September 2022 redemption date, except for the $134.0 million of shares in connection with redemption requests not made upon a stockholder’s death, “qualifying disability” or “determination of incompetence,” which redemption requests will be fulfilled subject to the limitations described above. Based on the Twelfth SRP, we had $1.6 million available for redemptions in the remainder of 2022 as of September 2022, all of which are in connection with a stockholders’ death, “qualifying disability” or “determination of incompetence,” subject to the limitations described above.

Item 3. Defaults upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.

PART II. OTHER INFORMATION (CONTINUED)
Item 5. Other Information
On November 14, 2022, we renewed the advisory agreement with the Advisor. The renewed advisory agreement is effective through November 1, 2023. The terms of the renewed advisory agreement are consistent with those of the advisory agreement that was previously in effect.

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

4.2	Fifth Amended and Restated Dividend Reinvestment Plan, incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed May 14, 2015

10.1	Advisory Agreement, by and between the Company and Pacific Oak Capital Advisors, LLC, dated November 1, 2022

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Twelfth Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.5 to the Company's Current Report on Form 8-K filed December 4, 2020

99.2	Amendment No. 1 to the Twelfth Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed August 6, 2021

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.

Date:	November 14, 2022	By:	/S/ KEITH D. HALL
Keith D. Hall
Chief Executive Officer and Director
(principal executive officer)

Date:	November 14, 2022	By:	/S/ MICHAEL A. BENDER
Michael A. Bender
Chief Financial Officer
(principal financial officer)