Form 10-K
period 2022-12-31
Pacific Oak Strategic Opportunity REIT, Inc.
filed 2023-03-30
CIK 1452936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________________________
FORM 10-K
__________________________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
There is no established market for the Registrant’s shares of common stock. On December 2, 2022, the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $10.50 based on the estimated value of the Registrant’s assets less the estimated value of the Registrant’s liabilities divided by the number of shares outstanding, as of September 30, 2022. For a full description of the methodologies used to value the Registrant’s assets and liabilities in connection with the calculation the estimated value per share as of December 2, 2022, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.” There were approximately 100,914,130 shares of common stock held by non-affiliates as of June 30, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter.
As of March 27, 2023, there were 103,831,104 outstanding shares of common stock of the Registrant.
Documents Incorporated by Reference:
Registrant incorporates by reference in Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K portions of its Definitive Proxy Statement for its 2023 Annual Meeting of Stockholders.

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
•Elevated market and economic volatility due to adverse economic and geopolitical conditions (such as the war in Ukraine), health crises or dislocations in the credit markets, could have a material adverse effect on our results of operations, financial condition and ability to pay distributions.
•Inflation and increased interest rates may adversely affect our financial condition and results of operations.
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

PART I
ITEM 1.    BUSINESS
Overview
Pacific Oak Strategic Opportunity REIT, Inc. was formed on October 8, 2008 as a Maryland corporation, elected to be taxed as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2010 and intends to operate in such manner. As used herein, the terms “we,” “our” and “us” refer to Pacific Oak Strategic Opportunity REIT, Inc. and as required by context, Pacific Oak Strategic Opportunity Limited Partnership, a Delaware limited partnership formed on December 10, 2008 (the “Operating Partnership”), and its subsidiaries. Pacific Oak Capital Advisors, LLC (“Pacific Oak Capital Advisors”) is our advisor and as our advisor, Pacific Oak Capital Advisors manages our day-to-day operations and our portfolio of investments. Pacific Oak Capital Advisors also has the authority to make all of the decisions regarding our investments, except for our residential homes portfolio. Our residential homes portfolio, held through our subsidiary Pacific Oak Residential Trust, Inc. (“PORT”), is managed by an affiliate of Pacific Oak Capital Advisors. The advisory duties are subject to the limitations in our charter and the direction and oversight of our board of directors. Pacific Oak Capital Advisors also provides asset-management, marketing, investor-relations and other administrative services on our behalf. We have sought to invest in and manage a diverse portfolio of real estate related loans, opportunistic real estate, real estate-related debt securities, real estate equity securities and other real estate-related investments. We conduct our business primarily through our Operating Partnership, of which we are the sole general partner.
On January 8, 2009, we filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a minimum of 250,000 shares and a maximum of 140,000,000 shares of common stock for sale to the public, of which 100,000,000 shares were registered in our primary offering and 40,000,000 shares were registered under our dividend reinvestment plan. We ceased offering shares of common stock in our primary offering on November 14, 2012. We sold 56,584,976 shares of common stock in the primary offering for gross offering proceeds of $561.7 million. Although we offered shares of common stock under the dividend reinvestment plan through March 28, 2023, no shares were issued under the dividend reinvestment plan in 2021 or 2022 and we indefinitely suspended the plan as of March 28, 2023 to minimize administrative costs. On October 5, 2020, Pacific Oak Strategic Opportunity REIT II ("POSOR II") merged with an indirect subsidiary of ours (the “Merger”). At the effective time of the Merger, each issued and outstanding share of POSOR II’s common stock converted into 0.9643 shares of our common stock or 28,973,906 shares. As of December 31, 2022, we had sold 6,851,969 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $76.5 million. Also as of December 31, 2022, we had redeemed 27,951,857 of the shares sold in our offering for $324.1 million. As of December 31, 2022, we had issued 36,398,447 shares of common stock in connection with special dividends. Additionally, on December 29, 2011 and October 23, 2012, we issued 220,994 shares and 55,249 shares of common stock, respectively, for $2.0 million and $0.5 million, respectively, in private transactions exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.
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
On February 16, 2020, Pacific Oak Strategic Opportunity BVI issued 254.1 million Israeli new Shekels (approximately $74.1 million as of February 16, 2020) of Series B debentures (the “Series B Debentures”) to Israeli investors pursuant to a public offering registered with the Israel Securities Authority. The Series B Debentures bear interest at the rate of 3.93% per year. The Series B Debentures have principal installment payments equal to 33.33% of the face amount of the Series B Debentures on January 31st of each year from 2024 to 2026. Pacific Oak Strategic Opportunity BVI issued additional Series B Debentures subsequent to the initial issuance and as of December 31, 2022, 1.2 billion Israeli new Shekels (approximately $331.2 million as December 31, 2022) were outstanding. The additional Series B Debentures have an equal level of security, pari passu, amongst themselves and between them and the initial Series B Debentures, which were initially issued, without any right of precedence or preference between any of them.

As of December 31, 2022, we consolidated eight office properties, one office portfolio consisting of two office buildings and 25 acres of undeveloped land, two apartment properties, one hotel property, one residential home portfolio consisting of 2,456 residential homes, two investments in undeveloped land with approximately 742 developable acres, one office/retail development property and owned three investments in unconsolidated entities and three investments in real estate equity securities.
Objectives and Strategies
Our primary investment objectives are:
•to provide our stockholders with attractive and stable returns; and
•to preserve and return our stockholders’ capital contributions.
We have sought to achieve these objectives by investing in and managing a portfolio of opportunistic real estate, real estate equity securities and other real estate-related investments. We acquired our investments through a combination of equity raised in our initial public offering, debt financing and proceeds from the Series A Debenture and Series B Debenture offerings. We plan to lease-up and stabilize existing assets. We plan to explore value-add opportunities for existing assets and seek to realize growth in the value of our investments by timing asset sales to maximize their value. We also intend to actively pursue additional lending and investment opportunities that we believe will provide an attractive risk-adjusted return to our stockholders.
Real Estate Investments
As of December 31, 2022, we consolidated eight office properties, one office portfolio consisting of two office buildings and 25 acres of undeveloped land encompassing, in the aggregate, approximately 3.2 million rentable square feet. As of December 31, 2022, these properties were 69% occupied. In addition, we consolidated one residential home portfolio consisting of 2,456 residential homes and encompassing approximately 3.5 million rental square feet and two apartment properties containing 609 units and encompassing approximately 0.5 million rentable square feet, which were 94% and 95% occupied, respectively as of December 31, 2022. We also consolidated one hotel property with an aggregate of 196 rooms, two investments in undeveloped land with approximately 742 developable acres, one office/retail development property and three investments in unconsolidated entities.
We have attempted to diversify our tenant base in order to limit exposure to any one tenant or industry. As of December 31, 2022, we had no tenants that represented more than 10% of our total annualized base rent and our top ten tenants represented approximately 5% of our total annualized base rent. As of December 31, 2022, there were no properties classified as held for sale. For more information about our real estate investments, see Part I, Item 2 of this Annual Report on Form 10-K.
Real Estate-Related Investments
As of December 31, 2022, we owned three investments in real estate equity securities with a total book value of $60.2 million.
Financing Objectives
We have financed the majority of our real estate and real estate-related investments with a combination of the proceeds we received from our initial public offering and debt. We used debt financing to increase the amount available for investment and to potentially increase overall investment yields to us and our stockholders. As of December 31, 2022, the weighted-average interest rate on our debt was 5.2%.
We borrow funds at both fixed and variable rates; as of December 31, 2022, we had $564.7 million and $501.4 million of fixed and variable rate debt outstanding, respectively. The weighted-average interest rates of our fixed rate debt and variable rate debt as of December 31, 2022 was 4.1% and 6.6%, respectively. The weighted-average interest rate represents the actual interest rate in effect as of December 31, 2022, using interest rate indices as of December 31, 2022, where applicable. As of December 31, 2022, we had entered into three separate interest rate caps with an aggregate notional amount of $176.5 million which effectively limits our exposure to increases in one-month London Inter-Bank Offered Rate (“LIBOR”) and Secured Overnight Finance Rate (“SOFR”) above certain thresholds.
On February 16, 2020, Pacific Oak Strategic Opportunity BVI issued 254.1 million Israeli new Shekels (approximately $74.1 million as of February 16, 2020) of Series B Debentures to Israeli investors pursuant to a public offering registered with the Israel Securities Authority. The Series B Debentures bear interest at the rate of 3.93% per year. The Series B Debentures have principal installment payments equal to 33.33% of the face amount of the Series B Debentures on January 31st of each year from 2024 to 2026. Pacific Oak Strategic Opportunity BVI issued additional Series B Debentures subsequent to the initial issuance and as of December 31, 2022, 1.2 billion Israeli new Shekels (approximately $331.2 million as December 31, 2022) were outstanding. The additional Series B Debentures have an equal level of security, pari passu, amongst themselves and between them and the initial Series B Debentures, which were initially issued, without any right of precedence or preference between any of them.

We have tried to spread the maturity dates of our debt to minimize maturity and refinance risk in our portfolio. In addition, a majority of our debt allows us to extend the maturity dates, subject to certain conditions. Although we believe we will satisfy the conditions to extend the maturity of our debt obligations, we can give no assurance in this regard. The following table shows the current and fully extended maturities, including principal amortization payments, of our debt as of December 31, 2022 (in thousands):

	Current Maturity	Extended Maturity
2023	$412,338	$273,396
2024	128,366	249,345
2025	250,779	161,708
2026	274,629	274,629
2027	—	53,758
Thereafter	—	53,276
	$1,066,112	$1,066,112
There is no limitation on the amount we may borrow for any single investment. Our charter limits our total liabilities to 75% of the cost of our tangible assets; however, we may exceed that limit if a majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our common stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of December 31, 2022, our borrowings and other liabilities were approximately 70% of the cost (before depreciation and other noncash reserves) and book value (before depreciation) of our tangible assets, respectively.
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
Disposition Policies
The period that we will hold our investments will vary depending on the type of asset, interest rates and other factors. Our advisor has developed a well-defined exit strategy for each investment we have made and will continually perform a hold-sell analysis on each asset in order to determine the optimal time to hold the asset and generate a strong return for our stockholders. Economic and market conditions may influence us to hold our investments for different periods of time. We may sell an asset before the end of the expected holding period if we believe that market conditions have maximized its value to us or the sale of the asset would otherwise be in the best interests of our stockholders. During the year ended December 31, 2022, we sold two office buildings, one hotel and approximately 67 acres of developable land. There were no properties classified as held for sale as of December 31, 2022. The disposition strategy is consistent with our objectives of acquiring opportunistic investments, improving the investments and timing asset sales to realize the growth in the value that was created during our hold period.
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
Segments
We operate in three reportable business segments: strategic opportunistic properties and real estate-related investments, residential homes, and hotel, which is how our management manages the business. In general, we intend to hold our investments in opportunistic real estate and other real estate-related assets for capital appreciation. Traditional performance metrics of opportunistic real estate and other real estate-related assets may not be meaningful as these investments are generally non-stabilized and do not provide a consistent stream of interest income or rental revenue. These investments exhibit similar long-term financial performance and have similar economic characteristics. These investments typically involve a higher degree of risk and do not provide a constant stream of ongoing cash flows. As a result, our management views opportunistic real estate and other real estate-related assets as similar investments and aggregated into one reportable business segment. We own residential homes in 18 markets and are all aggregated into one reportable business segment due to the homes being stabilized, having high occupancy rates and have similar economic characteristics. Additionally, we own one hotel and are represented into one reportable business segment due to the nature of the hotel business with short-term stays.

Human Capital
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
Our charter does not require our directors to seek stockholder approval to liquidate our assets by a specified date, nor does our charter require our directors to list our shares for trading on a national securities exchange by a specified date. There is no public market for our shares and we currently have no plans to list our shares on a national securities exchange. Until our shares are listed, if ever, our stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase standards. In addition, our charter prohibits the ownership of more than 9.8% of our stock, unless exempted by our board of directors, which may inhibit large investors from purchasing our shares. In its sole discretion, our board of directors could amend, suspend or terminate our share redemption program upon ten business days’ notice. Further, the share redemption program includes numerous restrictions that would limit a stockholder’s ability to sell his or her shares. Therefore, it will be difficult for our stockholders to sell their shares promptly or at all. It is also likely that our shares would not be accepted as the primary collateral for a loan. Because of the illiquid nature of our shares, our stockholders should be prepared to hold our shares for an indefinite period of time.
If we are unable to find suitable investments, we may not be able to achieve our investment objectives or pay distributions.
Our ability to achieve our investment objectives and to pay distributions depends upon the performance of our advisor, in the acquisition of our investments, including the determination of any financing arrangements, and the ability of our advisor to source loan origination opportunities for us. Competition from competing entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of counterparties in transactions. We will also depend upon the performance of third-party loan servicers and property managers in connection with managing our investments. Stockholders must rely entirely on the management abilities of our advisor, the loan servicers and property managers our advisor selects and the oversight of our board of directors. We can give our stockholders no assurance that our advisor will be successful in obtaining suitable investments on financially attractive terms or that, if our advisor makes investments on our behalf, our objectives will be achieved. In the event we are unable to timely locate suitable investments, we may be unable or limited in our ability to pay distributions and we may not be able to meet our investment objectives.
A concentration of our real estate investments in any one property class may leave our profitability vulnerable to a downturn in such sector.
Our investments are primarily categorized into three segments: strategic opportunistic real estate and related investments, residential homes and hotel. As a result, we will be subject to risks inherent in investments in limited types of properties. If our investments are substantially in limited property classes, then the potential effects on our revenues, and as a result, on cash available for distribution to our stockholders, resulting from a downturn in the businesses conducted in those types of properties could be more pronounced than if we had more fully diversified our investments. As of December 31, 2022, our investments in strategic opportunistic real estate and related investments, our residential homes and hotel segments represented 79.4%, 17.3% and 3.3% of our total assets, respectively.

Because of the concentration of a significant portion of our assets in two geographic areas, any adverse economic, real estate or business conditions in these areas could affect our operating results and our ability to make distributions to our stockholders.
As of December 31, 2022, our real estate held for investment in California and Georgia represented 21.7% and 10.0% of our total assets, respectively. As a result, the geographic concentration of our portfolio makes it particularly susceptible to adverse economic developments in the California and Georgia real estate markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect our operating results and our ability to make distributions to stockholders.
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
Elevated market and economic volatility due to adverse economic and geopolitical conditions (such as the war in Ukraine), health crises or dislocations in the credit markets, could have a material adverse effect on our results of operations, financial condition and ability to pay distributions.
Our business may be adversely affected by market and economic volatility experienced by the U.S. and global economies, the U.S. office market as a whole and/or the local economies in the markets in which our properties are located. Such adverse economic and geopolitical conditions may be due to, among other issues, increased labor market challenges impacting the recruitment and retention of employees, rising inflation and interest rates, volatility in the public equity and debt markets, and international economic and other conditions, including pandemics, geopolitical instability (such as the war in Ukraine), sanctions and other conditions beyond our control. These current conditions, or similar conditions existing in the future, may adversely affect our results of operations, financial condition and ability to pay dividends and/or distributions as a result of one or more of the following, among other potential consequences:
•the financial condition of our tenants may be adversely affected, which may result in tenant defaults under leases due to bankruptcy, lack of liquidity, lack of funding, operational failures or for other reasons;
•potential changes in customer behavior, such as the continued social acceptance, desirability and perceived economic benefits of work-from-home arrangements, resulting from the COVID-19 pandemic, which could materially and negatively impact the future demand for office space, resulting in slower overall leasing and an adverse impact to our operations and the valuation of our investments;

•significant job losses may occur, which may decrease demand for our office space, causing market rental rates and property values to be negatively impacted;
•our ability to borrow on terms and conditions that we find acceptable, or at all, may be limited, which could reduce our ability to refinance existing debt and increase our future interest expense;
•reduced values of our properties may limit our ability to dispose of assets at attractive prices or to obtain debt financing secured by our properties and may reduce the availability of unsecured loans;
•the value and liquidity of our short-term investments and cash deposits could be reduced as a result of a deterioration of the financial condition of the institutions that hold our cash deposits or the institutions or assets in which we have made short-term investments, a dislocation of the markets for our short-term investments, increased volatility in market rates for such investments or other factors; and
•to the extent we enter into derivative financial instruments, one or more counterparties to our derivative financial instruments could default on their obligations to us, or could fail, increasing the risk that we may not realize the benefits of these instruments.
Inflation and increased interest rates may adversely affect our financial condition and results of operations.
Although inflation has not materially impacted our operations in the recent past, inflation reached a 40-year high in 2022 and beginning in March of 2022, the Federal Reserve began raising the federal funds rate in an effort to curb inflation. The Federal Reserve’s action, coupled with other macroeconomic factors, may trigger a recession in the United States, globally, or both. Increased inflation and interest rates could have an adverse impact on our variable rate debt, our ability to borrow money, and general and administrative expenses, as these costs could increase at a rate higher than our rental and other revenue. Increases in the costs of owning and operating our properties due to inflation could reduce our net operating income and the value of an investment in us to the extent such increases are not reimbursed or paid by our tenants. If we are materially impacted by increasing inflation because, for example, inflationary increases in costs are not sufficiently offset by the contractual rent increases and operating expense reimbursement provisions or escalations in the leases with our tenants, we may implement measures to conserve cash or preserve liquidity. Such measures could include reducing or suspending the number of shares redeemed under our share redemption program and reducing or suspending distributions we make to our stockholders. In addition, due to rising interest rates, we may experience restrictions in our liquidity based on certain financial covenant requirements, our inability to refinance maturing debt in part or in full as it comes due and higher debt service costs and reduced yields relative to cost of debt. If we are unable to find alternative credit arrangements or other funding in a high interest environment, our business needs may not be adequately met.
In addition, tenants and potential tenants of our properties may be adversely impacted by inflation and rising interest rates, which could negatively impact our tenants’ ability to pay rent and the demand for our properties. Such adverse impacts on our tenants may cause increased vacancies, which may add pressure to lower rents and increase our expenditures for re-leasing.
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
In addition, to the extent distributions exceed cash flow from operations and gains realized from the dispositions of properties, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain. There is no limit on the amount of distributions we may fund from sources other than from cash flows from operations or gains realized from the dispositions of properties. For the years ended December 31, 2022 and 2020, we paid aggregate distributions of $0.6 million (of which $0.3 million was reinvested through our dividend reinvestment plan) and $11.0 million, respectively. There were no distributions paid during the year ended December 31, 2021. Our cash flow used in operations and net loss attributable to stockholders for the year ended December 31, 2020 were $1.8 million and $49.0 million, respectively. Our cash flow provided by operations and net loss attributable to stockholders for the year ended December 31, 2021 were $16.0 million and $11.0 million, respectively. Our cash flow provided by operations and net loss attributable to stockholders for the year ended December 31, 2022 were $10.9 million and $43.2 million, respectively. For the years ended December 31, 2022 and 2020, we funded 100% of total distributions paid, which includes cash distributions and dividends reinvested by stockholders, with prior period cash flow from operating activities in excess of distributions paid and cash from gains realized from the disposition of properties. From inception through December 31, 2022, we funded 9% of total distributions paid, which includes cash distributions and dividends reinvested by stockholders, with proceeds from debt financing, funded 46% of total distributions paid with the gains realized from the dispositions of properties and funded 45% of total distributions paid with cash provided by operations. Our cumulative distributions paid and net loss attributable to common stockholders from inception through December 31, 2022 was $495.8 million.

The loss of or the inability to retain or obtain key real estate and debt finance professionals at our advisor and its affiliates could delay or hinder implementation of our investment, management and disposition strategies, which could limit our ability to pay distributions and decrease the value of an investment in our shares.
Our success depends to a significant degree upon the contributions of Messrs. Hall and McMillan and the team of real estate and debt finance professionals at our advisor and its affiliates. Neither we nor our advisor or its affiliates have employment agreements with these individuals, and they may not remain associated with us, our advisor or its affiliates. If any of these persons were to cease their association with us, our advisor or its affiliates, we may be unable to find suitable replacements and our operating results could suffer as a result. We do not maintain key person life insurance on any person. We believe that our future success depends, in large part, upon our advisor’s and its affiliates’ ability to attract and retain highly skilled managerial, operational and marketing professionals. Competition for such professionals is intense, and our advisor and its affiliates may be unsuccessful in attracting and retaining such skilled professionals. Further, we have established strategic relationships with firms that have special expertise in certain services or detailed knowledge regarding real properties in certain geographic regions. Maintaining such relationships will be important for us to effectively compete in such regions. We may be unsuccessful in maintaining such relationships. If we lose or are unable to obtain the services of highly skilled professionals or do not establish or maintain appropriate strategic relationships, our ability to implement our investment, management and disposition strategies could be delayed or hindered and the value of our stockholders’ investment in us could decline.
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
We rely on the key real estate and debt finance professionals of Pacific Oak Capital Advisors and Pacific Oak Residential Advisors, including Messrs. Hall and McMillan, to identify suitable investments. Messrs. Hall and McMillan and other real estate professionals at Pacific Oak Capital Advisors and Pacific Oak Residential Advisors are also the key real estate professionals for other Pacific Oak-sponsored programs and Pacific Oak-advised investors. As such, other Pacific Oak-sponsored programs and Pacific Oak-advised investors that have funds available for investment rely on many of the same professionals, as will future programs and investors. Some investment opportunities that are suitable for us may also be suitable for other Pacific Oak-sponsored programs and Pacific Oak-advised investors. Although there may be some overlap of investment opportunities, we generally do not expect to be in direct competition with these programs due to their specific investment focus and timing of funds available for investment. When these real estate and debt finance professionals direct an investment opportunity to any Pacific Oak-sponsored program or Pacific Oak-advised investors, they, in their sole discretion, will have to determine the program or investor for which the investment opportunity is most suitable based on the investment objectives, portfolio and criteria of each program or investor. As a result, these Pacific Oak real estate and debt finance professionals could direct attractive investment opportunities to other programs or investors.
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

If any of the subsidiaries of our Operating Partnership fail to meet the 40% test, we believe they will usually, if not always, be able to rely on Section 3(c)(5)(C) of the Investment Company Act for an exception from the definition of an investment company. Otherwise, they should be able to rely on the exceptions for private investment companies pursuant to Section 3(c)(1) and Section 3(c)(7) of the Investment Company Act. As reflected in no-action letters, the SEC staff’s position on Section 3(c)(5)(C) generally requires that an issuer maintain at least 55% of its assets in “mortgages and other liens on and interests in real estate,” or qualifying assets; at least 80% of its assets in qualifying assets plus real estate-related assets; and no more than 20% of the value of its assets in other than qualifying assets and real estate-related assets, which we refer to as miscellaneous assets. To constitute a qualifying asset under this 55% requirement, a real estate interest must meet various criteria based on no-action letters. We expect that any of the subsidiaries of our Operating Partnership relying on Section 3(c)(5)(C) will invest at least 55% of its assets in qualifying assets, and approximately an additional 25% of its assets in other types of real estate-related assets. If any subsidiary relies on Section 3(c)(5)(C), we expect to rely on guidance published by the SEC staff or on our analyses of guidance published with respect to types of assets to determine which assets are qualifying real estate assets and real estate-related assets.
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
Our share redemption program includes numerous restrictions that limit our stockholders’ ability to sell their shares. Our stockholders must hold their shares for at least one year in order to participate in the share redemption program, except for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence.” We limit the number of shares redeemed pursuant to the share redemption program as follows: (i) during any calendar year, we may redeem no more than 5% of the weighted-average number of shares outstanding during the prior calendar year and (ii) during 2023, we may redeem no more than $2.6 million of shares in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence”. During the year ended December 31, 2022, we made available $8.0 million for redemptions in connection with a stockholder's death, “qualifying disability”, or “determination of incompetence” and are carry forward until depleted. We may increase or decrease this limit upon ten business days’ notice to stockholders. Further, we have no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. These limits may prevent us from accommodating all redemption requests made in any year. Our board is free to amend, suspend or terminate the share redemption program upon 10 business days’ notice.
The price at which we will redeem shares under the program is 95% of our most recent estimated value per share.

The most recent estimated value per share of our common stock is $10.50. For a full description of the methodologies and assumptions used to value our assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.” The value of our shares will fluctuate over time in response to developments related to individual assets in our portfolio and the management of those assets and in response to the real estate and finance markets. As such, the estimated value per share does not take into account developments in our portfolio since December 2, 2022. We currently expect to utilize our advisor and/or an independent valuation firm to update our estimated value per share no later than December 2023. Upon updating our estimated value per share, the redemption price per share will also change. Because of the restrictions of our share redemption program, our stockholders may not be able to sell their shares under the program, and if stockholders are able to sell their shares, depending upon the then current redemption price, they may not recover the amount of their investment in us.
The estimated value per share of our common stock may not reflect the value that stockholders will receive for their investment.
On December 2, 2022, our board of directors approved an estimated value per share of our common stock of $10.50 based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding as of September 30, 2022. There were no material changes between September 30, 2022 and December 2, 2022 to the net values of our assets and liabilities that materially impacted the overall estimated value per share. We are providing this estimated value per share to assist broker-dealers that participated in our initial public offering in meeting their customer account statement reporting obligations under National Association of Securities Dealers Conduct Rule 2340 as required by the Financial Industry Regulatory Authority (“FINRA”). This valuation was performed in accordance with the provisions of and also to comply with Practice Guideline 2013–01, Valuations of Publicly Registered Non-Listed REITs, issued by the Investment Program Association (“IPA”) in April 2013. The estimated value per share was based upon the recommendation and valuation prepared by our advisor.
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
For a full description of the methodologies and assumptions used to value our assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Market Information.” We currently expect to utilize our advisor and/or an independent valuation firm to update the estimated value per share in December 2023.
Our investors’ interest in us will be diluted if we issue additional shares, which could reduce the overall value of their investment.

Our common stockholders do not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue 1,010,000,000 shares of capital stock, of which 1,000,000,000 shares are designated as common stock and 10,000,000 shares are designated as preferred stock. Our board of directors may increase the number of authorized shares of capital stock without stockholder approval. Our board may elect to (i) sell additional shares in our current or future public offerings, including through our dividend reinvestment plan if we elect to resume it, (ii) issue equity interests in private offerings, (iii) issue shares to our advisor, or its successors or assigns, in payment of an outstanding fee obligation or (iv) issue shares of our common stock to sellers of assets we acquire in connection with an exchange of limited partnership interests of the Operating Partnership. To the extent we issue additional equity interests, our stockholders’ percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings, the use of the proceeds and the value of our investments, our stockholders may also experience dilution in the book value and fair value of their shares and in the earnings and distributions per share.
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
We depend upon the availability of adequate funding and capital for our operations. The failure to secure acceptable financing could reduce our taxable income, as our investments would no longer generate the same level of net interest income due to the lack of funding or increase in funding costs. A reduction in our net income could reduce our liquidity and our ability to make distributions to our stockholders. We cannot assure our stockholders that any, or sufficient, funding or capital will be available to us in the future on terms that are acceptable to us. Therefore, in the event that we cannot obtain sufficient funding on acceptable terms, there may be a negative impact on our ability to make distributions.
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
We currently own one hotel property. In order to qualify as a REIT, we are not able to operate any hotel properties or participate in the decisions affecting the daily operations of any such hotels. We will lease any hotels we acquire to a “taxable REIT subsidiary” or “TRS” in which we may own up to a 100% interest. Our TRS will enter into management agreements with eligible independent contractors that are not our subsidiaries or otherwise controlled by us to manage the hotels. Thus, independent hotel operators, under management agreements with our TRS, will control the daily operations of any hotels we own.

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
We will price our assets based on our assumptions about future credit spreads for financing of those assets. We expect to obtain longer-term financing for our assets using structured financing techniques in the future. In such financings, interest rates are typically set at a spread over a certain benchmark, such as the yield on United States Treasury obligations, swaps, or SOFR. If the spread that borrowers will pay over the benchmark widens and the rates we charge on our assets to be securitized are not increased accordingly, our income may be reduced or we may suffer losses.
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
We expect that a substantial portion of future residential home property acquisitions will be purchased as portfolios in bulk from owners of portfolios of residential homes. To the extent the management and leasing of such properties have not been consistent with our property management and leasing standards, we may be subject to a variety of risks, including risks relating to the condition of the properties, the credit quality and employment stability of the tenants and compliance with applicable laws, among others. In addition, financial and other information provided to us regarding such portfolios during our due diligence may not be accurate, and we may not discover such inaccuracies until it is too late to seek remedies against such sellers. To the extent we timely pursue such remedies, we may not be able to successfully prevail against the seller in an action seeking damages for such inaccuracies.
A number of our residential home properties are part of home owners associations (HOAs), and we and tenants of such properties are subject to the rules and regulations of such HOAs, which may be arbitrary or restrictive. Violations of such rules may subject us to additional fees, penalties and litigation with such HOAs which would be costly.
A number of our residential home properties are located within HOAs, which are private entities that regulate the activities of owners and occupants of, and levy assessments on, properties in a residential subdivision. We pay all HOA fees and assessments directly. The majority of the HOA fees due on our properties are billed annually. The fees are paid when due by our property managers and are included in our property and operating expenses. HOAs in which we own properties may have or may enact onerous or arbitrary rules that restrict our ability to restore, market or lease our properties or require us to restore or maintain such properties at standards or costs that are in excess of our planned budgets. Such rules may include requirements for landscaping, limitations on signage promoting a property for lease or sale or the requirement that specific construction materials be used in restorations. Some HOAs also impose limits on the number of property owners who may rent their homes, which, if met or exceeded, would cause us to incur additional costs to sell the property and opportunity costs of lost rental revenue. Furthermore, many HOAs impose restrictions on the conduct of occupants of homes and the use of common areas, and we may have tenants who violate HOA rules and for which we may be liable as the property owner. Additionally, the boards of directors of the HOAs in which we own property may not make important disclosures about the properties or may block our access to HOA records, initiate litigation, restrict our ability to sell our properties, impose assessments or arbitrarily change the HOA rules. We may be unaware of or unable to review or comply with HOA rules before purchasing a property, and any such excessively restrictive or arbitrary regulations may cause us to sell such property at a loss, prevent us from renting such property or otherwise reduce our cash flow from such property, which would have an adverse effect on our returns on these properties.
We are subject to tenant relief laws and may be subject to rent control laws, which could negatively impact our rental revenue.
As an owner of residential home rental properties, we expect that we will regularly be seeking to evict tenants who are not paying their rent or are otherwise in material violation of the terms of their lease. Eviction activities will result in additional legal costs and require the time and attention of our management. The eviction process is typically subject to numerous legal requirements and mandatory “cure” policies, which may increase our costs and delay our ability to gain possession of and stabilize a property. Additionally, state and local landlord-tenant laws may impose legal duties on us to assist tenants in relocating to new housing, or restrict our ability to recover certain costs or charge tenants for damage tenants cause to our property. Because such laws vary by state and locality, we will need to be familiar with and take appropriate steps to comply with applicable landlord-tenant laws in the jurisdictions in which we operate, and we will need to incur supervisory and legal expenses to ensure such compliance. To the extent that we do not comply with state or local laws, we may be subjected to civil litigation filed by individuals, a class of plaintiffs or by state or local law enforcement. We may be required to pay our adversaries’ litigation fees and expenses if judgment is entered against us in such litigation or if we settle such litigation.
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
There are numerous tenants’ rights and consumer rights organizations that operate in our residential home property markets, and, as we grow in scale, we may attract attention from some of these organizations and become a target of legal demands or litigation. With the increased market for residential rentals arising from former homeowners who may have lost their properties, some of these organizations may shift their litigation, lobbying, fundraising and grass roots organizing activities to focus on landlord-tenant issues, including issues relating to the Fair Housing Act, or FHA, and its state law counterparts. While we intend to conduct our business lawfully and in compliance with applicable landlord-tenant and consumer laws, such organizations might work in conjunction with trial and pro bono lawyers in one state or multiple states to attempt to bring claims against us on a class action basis for damages or injunctive relief. We cannot anticipate what form such legal actions might take if initiated or what remedies they may seek. Additionally, these organizations may lobby local county and municipal attorneys or state attorneys general to pursue enforcement or litigation against us or may lobby state and local legislatures to pass new laws and regulations to constrain our business operations. If they are successful in any such endeavors, they could limit our business operations and may impose on us significant litigation expenses, including settlements to avoid continued litigation or judgments for damages or injunctions.
Poor tenant selection and defaults by our tenants may negatively affect our financial performance and reputation.
Our success with residential home rentals will depend, in large part, upon our ability to attract and retain qualified tenants for our residential home properties. This will depend, in turn, upon our ability to screen applicants, identify good tenants and avoid tenants who may default. We will inevitably make mistakes in our selection of tenants, and we may rent to tenants whose default on our leases or failure to comply with the terms of the lease or HOA regulations negatively affect our financial performance, reputation and the quality and value of our properties. For example, tenants may default on payment of rent, make unreasonable and repeated demands for service or improvements, make unsupported or unjustified complaints to regulatory or political authorities, make use of our properties for illegal purposes, damage or make unauthorized structural changes to our properties which may not be fully covered by security deposits, refuse to leave the property when the lease is terminated, engage in domestic violence or similar disturbances, disturb nearby residents with noise, trash, odors or eyesores, fail to comply with HOA regulations, sub-let to less desirable individuals in violation of our leases or permit unauthorized persons to live with them. In addition, defaulting tenants will often be effectively judgment-proof. The process of evicting a defaulting tenant from a family residence can be adversarial, protracted and costly. Furthermore, some tenants facing eviction may damage or destroy the property. Damage to our properties may significantly delay re-leasing after eviction, necessitate expensive repairs or impair the rental revenue or value of the property, resulting in a lower than expected rate of return. In addition, we will incur turnover costs associated with re-leasing the properties, such as marketing expense and brokerage commissions, and will not collect revenue while the property is vacant. Although we will attempt to work with tenants to prevent such damage or destruction, there can be no assurance that we will be successful in all or most cases. Such tenants will not only cause us not to achieve our financial objectives for the properties in which they live, but may subject us to liability, and may damage our reputation with our other tenants and in the communities where we do business.
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
Risks related to variable‑rate indebtedness could increase the amount of our debt payments and therefore negatively impact our operating results.
Our debt may be subject to the fluctuation of market interest rates such as LIBOR, Prime rate, and other benchmark rates. Should such interest rates increase, our variable rate debt service payments may also increase, reducing cash available for distributions. Furthermore, if we need to refinance existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments at times given the property may not support the same level of loan proceeds which may not permit realization of the maximum return on such investments. Additionally, as it relates to any real estate assets that we may own, an increase in interest rates may negatively impact activity in the consumer market and reduce consumer purchases, which could adversely affect us.
Furthermore, U.S. and international regulators and law enforcement agencies have conducted investigations into a number of rates or indices which are deemed to be “reference rates.” Actions by such regulators and law enforcement agencies may result in changes to the manner in which certain reference rates are determined, their discontinuance, or the establishment of alternative reference rates. On March 5, 2021 the United Kingdom Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that all LIBOR tenors will cease to be published or will no longer be representative after June 30, 2023. Following such announcement, on the same date, the ICE Benchmark Administration (“IBA”) indicated that it would cease publication of such LIBOR tenors immediately after the last publication on June 30, 2023. As a result, we expect that any of our assets or liabilities with interest rates tied to LIBOR that extend beyond June 30, 2023 will need to be converted to a replacement rate. Additionally, the Federal Reserve has advised banks to stop entering into new United States dollar LIBOR-based contracts.
The Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large United States financial institutions, recommended replacing United States dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by Treasury securities (the “Secured Overnight Financing Rate,” or “SOFR”) plus a recommended spread adjustment as LIBOR’s replacement. As we convert certain of our LIBOR-based assets and liabilities to SOFR, the differences between LIBOR and SOFR, plus the recommended spread adjustment, could result in higher interest costs on our debt or lower return on our investments, which could have a material adverse effect on our operating results.
We have broad authority to incur debt and high debt levels could hinder our ability to make distributions and decrease the value of our stockholders’ investment.
Our charter limits our total liabilities to 75% of the cost (before deducting depreciation or other noncash reserves) of our tangible assets; however, we may exceed that limit if the majority of the conflicts committee of our board of directors approves each borrowing in excess of our charter limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of December 31, 2022, our borrowings and other liabilities were both approximately 70% of the cost (before depreciation and other noncash reserves) and book value (before depreciation) of our tangible assets, respectively. High debt levels would cause us to incur higher interest charges and higher debt service payments and may also be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of our stockholders’ investment.

The change in the value of Israeli currency may materially and adversely affect our results of operations and financial condition.
On February 16, 2020, Pacific Oak Strategic Opportunity BVI issued 254.1 million Israeli new Shekels (approximately $74.1 million as of February 16, 2020) of Series B debentures to Israeli investors pursuant to a public offering, which bonds are denominated in Israeli new Shekels. The Series B Debentures bear interest at the rate of 3.93% per year. The Series B Debentures have principal installment payments equal to 33.33% of the face amount of the Series B Debentures on January 31st of each year from 2024 to 2026. Pacific Oak Strategic Opportunity BVI issued additional Series B Debentures subsequent to the initial issuance and as of December 31, 2022, 1.2 billion Israeli new Shekels (approximately $331.2 million as December 31, 2022) were outstanding. As a result, we are subject to foreign currency risk due to potential fluctuations in exchange rates between Israeli new Shekels and U.S. Dollars. More specifically, a significant change in the value of the Israeli new Shekels may have an adverse effect on our results of operations and financial condition. We have attempted to mitigate this foreign currency risk by using derivative contracts. However, there can be no assurance that those attempts to mitigate foreign currency risk will ultimately be successful.
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
If our stockholders participated in our dividend reinvestment plan, prior to its suspension as of March 28, 2023, they will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. In addition, our stockholders will be treated for U.S. federal income tax purposes as having received an additional distribution to the extent the shares are purchased at a discount to fair market value, if any. As a result, unless our stockholders are tax-exempt entities, they may have to use funds from other sources to pay their tax liability on the value of the shares of common stock received.
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
We currently intend to maintain the status of our operating partnership as a disregarded entity or a partnership for U.S. federal income tax purposes. During periods in which our operating partnership is treated as a disregarded entity, our operating partnership will not be subject to U.S. federal income tax on its income. Rather, its income will be attributed to us as the sole owner for U.S. federal income tax purposes of the operating partnership. However, during periods in which our operating partnership has more than one owner, if the Internal Revenue Service (“IRS”) were to successfully challenge the status of our operating partnership as a partnership, it would potentially be taxable as a corporation. In such event, this would reduce the amount of distributions that our operating partnership could make to us. This would also result in our losing REIT status and becoming subject to a corporate level tax on our own income. This would substantially reduce our cash available to pay distributions and the return on a stockholder’s investment. In addition, if any of the entities through which our operating partnership owns its properties, in whole or in part, loses its characterization as a partnership for U.S. federal income tax purposes, the underlying entity would become subject to taxation as a corporation, thereby reducing distributions to our operating partnership and jeopardizing our ability to maintain REIT status.
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
If any hotel managers that we may engage do not qualify as “eligible independent contractors,” or if our hotel is not a “qualified lodging facility,” we will fail to qualify as a REIT.
Rent paid by a lessee that is a “related party tenant” of ours generally will not be qualifying income for purposes of the two gross income tests applicable to REITs, but an exception is provided for leases of “qualified lodging facilities” to a TRS so long as the hotel is managed by an “eligible independent contractor” and certain other requirements are satisfied. We expect to lease all or substantially all hotels to the TRS lessee, which is a disregarded subsidiary that is intended to qualify as a TRS. We expect that the TRS lessee will engage hotel managers, including our affiliated property manager and third-party property managers that are intended to qualify as “eligible independent contractors.” Among other requirements, in order to qualify as an eligible independent contractor, the hotel manager must not own, directly or through its equity owners, more than 35% of our outstanding stock, and no person or group of persons can own more than 35% of our outstanding stock and the equity interests of the hotel manager, taking into account certain ownership attribution rules. The ownership attribution rules that apply for purposes of these 35% thresholds are complex and monitoring actual and constructive ownership of our stock by our hotel managers and their owners may not be practical. Accordingly, there can be no assurance that these ownership levels will not be exceeded.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
We have no unresolved staff comments.

ITEM 2.    PROPERTIES
As of December 31, 2022, we consolidated eight office properties, one office portfolio consisting of two office buildings and 25 acres of undeveloped land, in the aggregate, approximately 3.2 million rentable square feet. As of December 31, 2022, these properties were 69% occupied. In addition, we consolidated one residential home portfolio consisting of 2,456 residential homes and encompassing approximately 3.5 million rental square feet and two apartment properties containing 609 units and encompassing approximately 0.5 million rentable square feet, which were 94% and 95% occupied, respectively as of December 31, 2022. We also consolidated one hotel property with 196 rooms and two investments in undeveloped land with approximately 742 developable acres, and one office/retail development property. The following table provides summary information regarding our properties as of December 31, 2022:

Property Location of Property	Date Acquired or Foreclosed on	Property Type	Rentable Square Feet	Total Real Estate at Cost (1) (in thousands)	Occupancy	Ownership %
Richardson Portfolio Richardson, TX	11/23/2011	Office/ Undeveloped Land	428,030	$48,829	70.5%	100.0%
Park Highlands North Las Vegas, NV	12/30/2011	Undeveloped Land	—	29,547	N/A	100.0%
Park Centre Austin, TX	03/28/2013	Office	205,096	38,244	64.2%	100.0%
1180 Raymond (2) Newark, NJ	08/20/2013	Apartment	261,081	48,403	95.6%	100.0%
Park Highlands II North Las Vegas, NV	12/10/2013	Undeveloped Land	—	20,311	N/A	100.0%
Crown Pointe Dunwoody, GA	02/14/2017	Office	509,792	99,856	65.8%	100.0%
The Marq Minneapolis, MN	03/01/2018	Office	522,656	100,236	79.8%	100.0%
Eight & Nine Corporate Centre Franklin, TN	06/08/2018	Office	315,299	81,934	86.1%	100.0%
Georgia 400 Center Alpharetta, GA	05/23/2019	Office	421,223	92,729	68.5%	100.0%
Residential Homes Portfolio (3) Multiple Locations	Multiple	Residential	3,528,872	341,374	93.5%	100.0%
Q&C Hotel New Orleans, LA	10/05/2020	Hotel	—	44,474	N/A	90.0%
Lincoln Court Campbell, CA	10/05/2020	Office	123,529	52,854	85.4%	100.0%
Lofts at NoHo Commons (4) North Hollywood, CA	10/05/2020	Apartment	224,755	117,742	94.5%	90.0%
210 West 31st Street New York, NY	10/05/2020	Office/Retail	—	40,556	N/A	80.0%
Oakland City Center Oakland, CA	10/05/2020	Office	368,032	172,138	64.8%	100.0%
Madison Square Phoenix, AZ	10/05/2020	Office	313,758	31,927	43.8%	90.0%
			7,222,123	$1,361,154
_____________________
(1) Total real estate at cost represents the total initial Company cost of real estate net of write-offs of fully depreciated/amortized assets.
(2) This apartment property has 317 units and has an average rentable square foot of 824 per unit.
(3) This portfolio contains 2,456 residential homes and has an average rentable square foot of 1,437 per home.
(4) This apartment property has 292 units and has an average rentable square foot of 770 per unit.

Diversification By Property Type and Tenant Industry
The following table provides summary information regarding our real estate investments as of December 31, 2022 (in thousands):

Property Type	Land	Building and Improvements	Tenant Origination and Absorption	Total Real Estate, at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net
Office	$116,369	$570,709	$23,187	$710,265	$(98,924)	$611,341
Apartments	30,962	133,526	1,657	166,145	(19,029)	147,116
Hotels	2,669	41,805	—	44,474	(2,777)	41,697
Office/Retail	—	40,556	—	40,556	—	40,556
Undeveloped Land	58,339	—	—	58,339	—	58,339
Residential Homes	61,037	277,186	3,152	341,375	(21,020)	320,355
	$269,376	$1,063,782	$27,996	$1,361,154	$(141,750)	$1,219,404

As of December 31, 2022, there were no tenants occupying 10% or more of our total rentable square footage. As of December 31, 2022, our real estate portfolio’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Public Administration	14	$7,774	12.7%
Professional, Scientific, and Technical Services	38	7,346	12.0%
Computer Systems Design and Related Services	31	7,056	11.6%
		$22,176	36.3%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2022, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
No other tenant industries accounted for more than 10% of annualized base rent. No material tenant credit issues have been identified at this time.
Portfolio Lease Expiration
The following table reflects the lease expiration of our owned properties, excluding apartment and residential home leases, as of December 31, 2022:

Year of Expiration	Number of Leases Expiring	Annualized Base Rent (in thousands) (1)	% of Portfolio Annualized Base Rent Expiring	Leased Rentable Square Feet Expiring	% of Portfolio Rentable Square Feet Expiring
2023	63	$7,104	11.6%	241,449	10.9%
2024	60	7,793	12.8%	283,776	12.8%
2025	78	13,067	21.4%	453,430	20.4%
2026	52	9,844	16.1%	352,521	15.9%
2027	41	5,583	9.1%	191,695	8.6%
2028	22	4,941	8.1%	200,822	9.1%
2029	17	3,195	5.2%	121,667	5.5%
2030	13	4,314	7.1%	117,701	5.3%
Thereafter	63	4,298	8.6%	254,595	11.5%
Total	409	$60,139	100%	2,217,656	100%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2022, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

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

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Stockholder Information
As of March 27, 2023, we had 103.8 million shares of common stock outstanding held by a total of approximately 18,000 stockholders. The number of stockholders is based on the records of DST Systems, Inc., who serves as our transfer agent.
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
On December 2, 2022, our board of directors approved an estimated value per share of our common stock of $10.50 based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding, all as of September 30, 2022. There have been no material changes between September 30, 2022 and the date of this filing to the net values of our assets and liabilities that materially impacted the overall estimated value per share. We are providing this estimated value per share to assist broker-dealers that participated in our initial public offering in meeting their customer account statement reporting obligations under National Association of Securities Dealers Conduct Rule 2340 as required by FINRA. This valuation was performed in accordance with the provisions of and also to comply with Practice Guideline 2013–01, Valuations of Publicly Registered Non-Listed REITs, issued by the Institute for Portfolio Alternatives (“IPA”) in April 2013.
December 2, 2022 Valuation
Our conflicts committee, composed of all of our independent directors, is responsible for the oversight of the valuation process, including the review and approval of the valuation process and methodologies used to determine our estimated value per share, the consistency of the valuation and appraisal methodologies with real estate industry standards and practices and the reasonableness of the assumptions used in the valuations and appraisals. The estimated value per share was based upon the recommendation and valuation prepared by our advisor. Our advisor’s valuation of our consolidated investments in real estate properties and two of our unconsolidated entity investments in real estate properties was based on valuations performed by third-party valuation firms. Our advisor’s valuation of its other unconsolidated entity investment, valued at $38.3 million or $0.37 per share, was based on our advisor’s estimate of the unit value for a fund in which we own units and which is sponsored by an affiliate of our advisor. The aforementioned third-party valuations represented appraisals for our consolidated investments in real estate properties and two of our unconsolidated joint ventures, except for our consolidated residential home portfolio consisting of 2,458 homes which was valued at the total of individual home values generated by the third-party valuation firm’s proprietary automated valuation models. The appraisals were performed by Kroll, LLC (“Kroll”), except for the undeveloped land which was appraised by Colliers International Valuation & Advisory Services, LLC (“Colliers”). Valuation of the residential home portfolio was performed by HouseCanary, Inc. (“HouseCanary”). Kroll, Colliers and HouseCanary, each an independent third-party valuation firm, also prepared appraisal/valuation reports, summarizing key inputs and assumptions, for each of the real estate properties they respectively valued. Our advisor performed valuations with respect to our real estate-related investments, one of its unconsolidated entity investments, cash, other assets, mortgage debt and other liabilities. The methodologies and assumptions used to determine the estimated value of our assets and the estimated value of our liabilities are described further below.
Our advisor used the valuations from the third-party valuation firms, an advisor adjustment downward to the appraised value for one of the properties to reflect our advisor’s judgment that there is the potential to incur higher tenant-required costs at the property where a large lease is currently being negotiated, and our advisor’s estimated values for other assets and liabilities to calculate and recommend an estimated value per share of our common stock. Upon (i) the conflicts committee’s receipt and review of our advisor’s valuation report, including our advisor’s summary of the appraisal/valuation reports prepared by Kroll, Colliers and HouseCanary, and (ii) the conflicts committee’s review of the reasonableness of our estimated value per share resulting from our advisor’s valuation process, and (iii) in light of other factors considered by the conflicts committee and the conflicts committee’s own extensive knowledge of our assets and liabilities, the conflicts committee concluded that the estimated value per share proposed by our advisor was reasonable and recommended to the board of directors that it adopt $10.50 as the estimated value per share of our common stock. At the special meeting of the board of directors, the board of directors unanimously agreed to accept the recommendation of the conflicts committee and approved $10.50 as the estimated value of our common stock, which determination is ultimately and solely the responsibility of the board of directors.

The table below sets forth the calculation of our estimated value per share as of December 2, 2022, as well as the calculation of our prior estimated value per share as of December 2, 2021:

	December 2, 2022 Estimated Value per Share	December 2, 2021 Estimated Value per Share (1)	Change in Estimated Value per Share
Real estate properties (2)	$17.52	$17.51	$0.01
Real estate equity securities	0.61	1.02	(0.41)
Cash	0.82	1.46	(0.64)
Investments in unconsolidated entities	1.67	2.16	(0.49)
Other assets	0.65	0.50	0.15
Mortgage debt (3)	(6.92)	(7.98)	1.06
Series A Debentures (4)	—	(2.09)	2.09
Series B Debentures (5)	(2.94)	(0.82)	(2.12)
Pacific Oak Residential Advisors participation fee liability (6)	(0.06)	—	(0.06)
Other liabilities	(0.57)	(0.52)	(0.05)
Noncontrolling Series A Preferred Stock (7)	(0.16)	(0.16)	—
Non-controlling interest (8)	(0.12)	(0.40)	0.28
Estimated value per share	$10.50	$10.68	$(0.18)
Estimated enterprise value premium	None assumed	None assumed	None assumed
Total estimated value per share	$10.50	$10.68	$(0.18)

Less: Adjustment for December 30, 2021 special distribution to common stockholders (9)	$—	$(1.17)	$1.17
Total estimated value per share, adjusted for December 30, 2021 special distribution to common stockholders (9)	$10.50	$9.51	$0.99
_____________________
(1) The December 2, 2021 estimated value per share was based upon the recommendation and valuation of our advisor. We engaged Kroll, Colliers, and HouseCanary to provide valuations of our real estate properties, investments in undeveloped land and two of its unconsolidated investments in real estate properties and our advisor performed valuations of our two other unconsolidated investments, real estate-related investments, cash, other assets, mortgage debt and other liabilities. For more information relating to the December 2, 2021 estimated value per share and the assumptions and methodologies used by Kroll (Duff & Phelps, LLC), Colliers, and HouseCanary and our advisor, see our Current Report on Form 8-K filed with the SEC on December 8, 2021.
(2) The increase in the estimated value of real estate properties was primarily due to increases in property fair values and consolidation of a previously unconsolidated entity, partially offset by declines from property dispositions.
(3) The decrease in mortgage debt was primarily due to repayments including those upon asset sales.
(4) Amount relates to Series A Debentures issued in Israel on March 8, 2016 and March 4, 2021, which were ultimately repaid on November 15, 2021. The decrease is due to repayment of the debentures on November 15, 2021.
(5) Amount relates to Series B Debentures issued in Israel on February 16, 2020, November 1, 2021, November 8, 2021, and May 2, 2022. The increase is due to issuance of additional debentures, partially offset by a decrease in the quoted bond price on the Tel Aviv Stock Exchange.
(6) Represents the potential participation fee payable to Pacific Oak Residential Advisors as it relates to the operations or assets of our subsidiary, Pacific Oak Residential Trust, Inc.
(7) Represents the redemption value plus accrued unpaid dividends on the Series A cumulative convertible redeemable preferred stock issued by Pacific Oak Residential Trust, Inc. on November 6, 2019. The preferred stock was redeemed at the redemption value plus accrued unpaid dividends in November 2022.
(8) The decrease in non-controlling interests was primarily due to non-controlling interest distributions and a decline in one non-controlling interest value related to a property value decline.
(9) Our board of directors authorized a special distribution of $1.17 per share to the common stockholders of record as of the close of business on December 30, 2021, which was ultimately paid in January 2022. The special distribution was paid in shares of our common stock or cash to, and at the election of, the stockholders of record, though the stock and cash portions were subject to adjustment such that a maximum of 10% of the total special distribution was payable in cash.

The change in our estimated value per share from the previous estimate was primarily due to the items listed below. The changes are not equal to the change in values of each asset and liability group presented in the table above due to real estate property acquisitions, dispositions, debt financings and other factors, which caused the value of certain asset or liability groups to change with no impact to our fair value of equity or the overall estimated value per share.

Change in Estimated Value per Share
December 2, 2021 estimated value per share	$10.68
Less: December 30, 2021 special distribution to common stockholders	(1.17)
December 30, 2021 estimated value per share	9.51

Changes to estimated value per share
Investments
Real estate	1.31
Investments in unconsolidated entities	(0.06)
Investments in equity securities	(0.31)
Leasing costs & capital expenditures on real estate	(0.25)
Total change related to investments	0.69
Operating cash flows in excess of distributions declared (1)	0.02
Foreign currency gain	0.28
Property selling, acquisition and financing costs (2)	(0.15)
Advisor disposition and acquisition fees (3)	(0.01)
Mortgage debt	0.14
Series A Debentures and Series B Debentures	0.08
Pacific Oak Residential Advisors participation fee liability	(0.06)
Total change in estimated value per share	$0.99
December 2, 2022 estimated value per share	$10.50
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
(2) Property selling, acquisition and financing costs include approximately (i) $14.3 million, or $0.14 per share, for financing costs including the prepayment costs related to our Series A debentures repayment on November 15, 2021 and the issuance costs related to our Series B debentures issued in November 2021 and May 2022 and (ii) $0.9 million or $0.01 per share for acquisition and selling costs.
(3) Advisor fees were $0.8 million or $0.01 per share.

As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties using different assumptions and estimates could derive a different estimated value per share, and these differences could be significant. The estimated value per share is not audited and does not represent the fair value of our assets less the fair value of our liabilities according to U.S. generally accepted accounting principles (“GAAP”), nor does it represent a liquidation value of our assets and liabilities or the price at which our shares of common stock would trade at on a national securities exchange. The estimated value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated value per share also does not take into account estimated disposition costs and fees for real estate properties that are not under contract to sell, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations, the impact of restrictions on the assumption of debt or hedging costs which may be incurred upon the termination of certain of our hedges prior to expiration.

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
Real Estate
Independent Valuation Firm
Kroll(1) was selected by our advisor and approved by our conflicts committee to appraise all of our consolidated real estate properties, 110 William Street, and 353 Sacramento, but excluding our investments in undeveloped land and the residential home portfolio. Colliers(2) was selected by our advisor and approved by our conflicts committee to appraise our investments in undeveloped land (hereinafter the properties appraised by Kroll and Colliers are the “Appraised Properties”). HouseCanary(3) was selected by our advisor and approved by our conflicts committee to provide a value for our residential home portfolio using its proprietary automated valuation models. HouseCanary’s values were not appraisals and should not be construed as appraisals. Kroll and Colliers are engaged in the business of appraising commercial real estate properties, and HouseCanary is engaged in the business of real estate valuations, data, and analytics and none are affiliated with us or our advisor. The compensation we pay to Kroll, Colliers, and HouseCanary is based on the scope of work and not on the values of our real estate properties. In preparing their valuation reports, Kroll, Colliers, and HouseCanary did not, and were not requested to, inspect or otherwise evaluate the physical conditions of our properties or solicit third-party indications of interest for our properties or common stock in connection with possible purchases thereof or the acquisition of all or any part of us.
_____________________
(1) Kroll is actively engaged in the business of appraising commercial real estate properties similar to those owned by us in connection with public securities offerings, private placements, business combinations and similar transactions. We engaged Kroll to deliver appraisal reports for all of our consolidated investments in real estate properties, 110 William Street and 353 Sacramento, but excluding our investments in undeveloped land and the residential home portfolio, and Kroll received fees upon the delivery of such reports. In addition, we have agreed to indemnify Kroll against certain liabilities arising out of this engagement. In the six years prior to the date of this filing, Kroll and its affiliates have provided a number of commercial real estate, appraisal and valuation services for us and/or our affiliates and have received fees in connection with such services. Kroll and its affiliates may from time to time in the future perform other commercial real estate, appraisal and valuation services for us and our affiliates in transactions related to the properties that are the subjects of the appraisals, so long as such other services do not adversely affect the independence of the applicable Kroll appraiser as certified in the applicable appraisal reports.
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
(3) HouseCanary is actively engaged in the business of real estate valuation, data, and analytics related to homes similar to those owned by us. We engaged HouseCanary to provide a valuation for each of the residential homes in our portfolio, and HouseCanary received fees upon the delivery of its valuation report. HouseCanary’s proprietary automated valuation models generate value estimates based on multiple factors, but are not guarantees of property value, characteristics or condition. HouseCanary’s valuations were provided to assist our advisor in calculating the estimated value per share of our common stock. HouseCanary did not make an independent determination as to whether its valuation methodology was suitable for such purpose or calculate or participate in the calculation of the estimated value per share. In addition, we have agreed to indemnify HouseCanary against certain liabilities arising out of this engagement. HouseCanary is engaged in the ordinary course of business in many areas related to real estate and related services. HouseCanary and its affiliates may from time to time in the future perform other valuation and advisory services for us related to the properties that are the subjects of the valuation report, so long as such other services do not adversely affect the independence of HouseCanary.

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
For the PORT portfolio valuations, HouseCanary generated an estimated value for each individual home using its proprietary automated valuation models built to leverage machine learning algorithms and an extensive database that may include MLS information, county assessor records, mortgage and other public records, sales history for a subject property and its surrounding neighborhood, real estate market trends, and macro and local economic and housing data. Each individual home was assigned the HouseCanary value, an estimated value generated by HouseCanary’s proprietary automated valuation model, unless the dataset available did not meet specified criteria. In those cases, the individual home was assigned an indexed value, an estimated value calculated by multiplying a property's last third-party valuation by a price change factor from HouseCanary’s Home Price Index. For our PORT portfolio, approximately 94% of the individual homes were assigned the automated valuation model value and 6% were assigned the indexed value as of September 30, 2022. HouseCanary’s valuations were not appraisals and should not be construed as appraisals, and were based on computer models developed by HouseCanary which utilize data believed to be reliable but there can be no guarantee that the data is reliable, accurate, or complete.
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

Real Estate Valuation
As of September 30, 2022, we had 19 consolidated real estate properties (consisting of eight office properties, one office portfolio consisting of two office buildings, two apartment properties, a portfolio of 2,458 residential rental homes, one hotel property, one office/retail development property, two investments in 25 acres of undeveloped land, and two investments in undeveloped land with approximately 800 developable acres). Our consolidated real estate properties had a total estimated value of $1,823.6 million as of September 30, 2022. These properties had a total cost basis of $1,428.4 million as of September 30, 2022, which is the total of acquisition prices of $1,275.2 million, $18.7 million for the acquisition of minority interests in entities, $122.3 million in capital expenditures, leasing commissions and tenant improvements since inception and $12.2 million of acquisition fees and expenses including foreclosure costs and certain costs related to the merger (“Merger”) of Pacific Oak Strategic Opportunity REIT II, Inc. (“POSOR II”) with a subsidiary of ours on October 5, 2020. Our consolidated real estate value compared to this cost basis represents an increase of approximately 27.7%.
We obtained appraisals for each of the consolidated real estate properties except for the residential home portfolio which was valued as described above. Our consolidated Appraised Properties had a total appraised value of $1,380.4 million, and our consolidated residential home portfolio had a total estimated value of $443.2 million.
For the appraisals, Kroll and Colliers used various methodologies, as appropriate, such as the direct capitalization approach, discounted cash flow analyses and sales comparison approach. Kroll relied primarily on 10-year discounted cash flow analyses for the final valuations of each of the real estate properties (which exclude undeveloped land) and Colliers relied primarily on the sales comparison approach for the final valuations of the undeveloped land that it appraised. Kroll calculated the discounted cash flow value of our real estate properties (which exclude undeveloped land) using property-level cash flow estimates, terminal capitalization rates and discount rates that fall within ranges they believe would be used by similar investors to value the properties we own based on recent comparable market transactions adjusted for unique property and market-specific factors. Colliers relied primarily on the sales comparison approach and estimated the value of the undeveloped land based on the most applicable recent comparable market transactions. For the valuation of the residential home portfolio, HouseCanary calculated the total of the estimated value of each individual home using its proprietary automated valuation models.
The following table summarizes the key assumptions that were used to value the consolidated Appraised Properties and residential homes:

	Range in Values	Weighted-Average Basis
Consolidated Appraised Properties (Excluding Undeveloped Land and Office/Retail Development Property)
Terminal capitalization rate	4.25% to 7.75%	6.45%
Discount rate	6.50% to 9.75%	7.67%
Net operating income compounded annual growth rate (1)	1.60% to 19.07%	7.26%

Undeveloped Land
Price per acre (2)	$474,000 to $906,000	$484,000

Office/Retail Development Property
Price per FAR (Floor area ratio) (3)	$650 to $725	$725

Residential Homes
Price per square foot	$22.09 to $279.09	$125.51
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
(2) The weighted-average price per acre was primarily driven by our three investments in undeveloped land with approximately 800 developable acres located in North Las Vegas, Nevada. The weighted-average price per acre for these three investments in undeveloped land was approximately $474,000.
(3) Price per FAR is before deducting for the ground lease liability and estimated demolition costs, and the range in values reflects different development scenarios.

While we believe that Kroll’s, Colliers’, and HouseCanary’s assumptions and inputs are reasonable, a change in these assumptions and inputs would significantly impact the estimated values of our real estate properties and, thus, its estimated value per share. As of September 30, 2022, certain of our real estate assets have non-stabilized occupancies. Appraisals may provide a sense of the value of the investment, but any appraisal of the property will be based on numerous estimates, judgments and assumptions that significantly affect the appraised value of the underlying property. An appraisal of a non-stabilized property, in particular, involves a high degree of subjectivity due to high vacancy levels and uncertainties with respect to future market rental rates and timing of lease-up and stabilization. Accordingly, different assumptions may materially change the appraised value of the property. The table below illustrates the impact on the estimated value per share if the terminal capitalization rates or discount rates were adjusted by 25 basis points, and assuming all other factors remain unchanged, with respect to the consolidated Appraised Properties referenced in the table above (excluding undeveloped land and the office/retail development property). Additionally, the table below illustrates the impact on the estimated value per share if the terminal capitalization rates or discount rates for these properties were adjusted by 5% in accordance with the IPA guidance:

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease of 25 basis points	Increase of 25 basis points	Decrease of 5%	Increase of 5%
Terminal capitalization rates	$0.23	$(0.23)	$0.25	$(0.25)
Discount rates	0.17	(0.18)	0.25	(0.28)
The table below illustrates the impact on the estimated value per share if the price per acre of the investments in undeveloped land was adjusted by 5%:

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease of 5%	Increase of 5%
Price per acre	$(0.20)	$0.21
The table below illustrates the impact on the estimated value per share if the price per FAR of the investment in the office/retail development property was adjusted by 5%:

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease of 5%	Increase of 5%
Price per FAR	$(0.02)	$0.01
The table below illustrates the impact on the estimated value per share if the price per square foot of the residential home portfolio was adjusted by 5%:

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease of 5%	Increase of 5%
Price per square foot	$(0.22)	$0.23
Investments in Unconsolidated Entities
As of September 30, 2022, we held three investments in unconsolidated entities including: 110 William Street, 353 Sacramento, and Pacific Oak Opportunity Zone Fund I.
110 William Street is an office property containing 928,157 rentable square feet located in New York, New York and we hold a 60% interest in a joint venture that owns 110 William Street. The appraised value of 110 William Street as provided by Kroll was $441.3 million. Our advisor used the appraised value provided by Kroll, an Advisor adjustment downward to the appraised value to reflect our advisor’s judgment that there is the potential to incur higher tenant-required costs at the property where a large lease is currently being negotiated, and our advisor’s estimated fair values of other assets and liabilities, to calculate the amount that we would receive in a hypothetical liquidation of the real estate and the other assets and liabilities based on the profit participation thresholds contained in the joint venture agreement. The resulting amount was the fair value assigned to our 60% interest in this unconsolidated joint venture. As of September 30, 2022, the carrying value and estimated fair value of our investment in this unconsolidated joint venture were $0 and $59.3 million, respectively. Our carrying value for this investment is $0 due to a $7.8 million distribution from the 110 William Street Joint Venture during the first quarter of 2019 and this distribution exceeded the book value for this investment.

Kroll relied on a 10-year discounted cash flow analysis for the final valuation of 110 William Street. The terminal capitalization rate, discount rate and CAGR used in the discounted cash flow model to arrive at the appraised value were 5.25%, 6.25% and 17.91%, respectively.
353 Sacramento is an office building containing 284,751 rentable square feet located in San Francisco, California and we hold a 55% non-controlling interest in a joint venture that owns 353 Sacramento. The appraised value of 353 Sacramento as provided by Kroll was $236.1 million. Our advisor used the appraised value provided by Kroll along with our advisor’s estimated fair values of other assets and liabilities, to calculate the amount that we would receive in a hypothetical liquidation of the real estate and the other assets and liabilities based on the profit participation thresholds contained in the joint venture agreement. The resulting amount was the fair value assigned to our 55% interest in this unconsolidated joint venture. As of September 30, 2022, the carrying value and estimated fair value of our investment in this unconsolidated joint venture were $46.6 million and $76.0 million, respectively.
Kroll relied on a 10-year discounted cash flow analysis for the final valuation of 353 Sacramento. The terminal capitalization rate, discount rate and CAGR used in the discounted cash flow model to arrive at the appraised value were 5.50%, 7.50% and 17.04%, respectively.
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

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease of 25 basis points	Increase of 25 basis points	Decrease of 5%	Increase of 5%
Terminal capitalization rates	$0.13	$(0.13)	$0.14	$(0.14)
Discount rates	0.08	(0.08)	0.11	(0.11)
We also hold 124 Class A Units of Pacific Oak Opportunity Zone Fund I, LLC and the units were valued by our advisor based on our advisor’s estimated unit value for the fund. As of September 30, 2022, the carrying value and estimated fair value of our investment in this unconsolidated entity were $23.5 million and $38.3 million, respectively, with the latter equal to $0.37 per share. If the per-unit price were adjusted by 5%, it would impact the estimated value per share value by $0.02.
Real Estate Equity Securities
As of September 30, 2022, we owned investments in three real estate equity securities: 64,165,352 shares of common units of Keppel Pacific Oak US REIT, 6,915,089 shares of Franklin Street Properties Corp, and 613,085 shares of Plymouth Industrial REIT, Inc. The fair values of these real estate equity securities were based on quoted prices in an active market on a major stock exchange. The fair value and carrying value of our real estate equity securities was $63.8 million.
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
The GAAP fair value and carrying value of our notes payable were $720.3 million and $732.7 million, respectively. The weighted-average discount rate applied to the future estimated debt payments, which have a weighted-average remaining term of 1.8 years, was approximately 7.39%. The table below illustrates the impact on our estimated value per share if the discount rates were adjusted by 25 basis points, and assuming all other factors remain unchanged, with respect to our notes payable. Additionally, the table below illustrates the impact on the estimated value per share if the discount rates were adjusted by 5% in accordance with the IPA guidance:

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease of 25 basis points	Increase of 25 basis points	Decrease of 5%	Increase of 5%
Discount rates	$(0.03)	$0.03	$(0.04)	$0.04
Series B Debentures
Our Series B debentures are publicly traded on the Tel-Aviv Stock Exchange. The estimated value of our Series B debentures is based on the quoted bond price as of September 30, 2022 on the Tel-Aviv Stock Exchange of 94.4% of face value (including accrued interest expense), and foreign currency exchange rates as of September 30, 2022. As of September 30, 2022, the fair value and GAAP carrying value of our Series B debentures were $306.1 million and $310.2 million, respectively.

Non-controlling Interests
We have an ownership interest in five consolidated entities as of September 30, 2022. As we consolidate these entities, the entire amount of the underlying assets and liabilities are reflected at their fair values in the corresponding line items of the estimated value per share calculation. Given this and the September 30, 2022 appraisal date for the real estate properties, we also must consider the fair value of any non-controlling interest liability as of September 30, 2022. In determining this fair value, we considered the various profit participation thresholds in each of the entities that must be measured in determining the fair value of our non-controlling interest liability. We used the real estate valuations provided by Kroll, Colliers and HouseCanary and calculated the amount that the non-controlling interests would receive in a hypothetical liquidation of the underlying real estate properties (including all current assets and liabilities) at their current estimated values and the payoff of any related debt at its fair value, based on agreements. The estimated payment to the non-controlling interests were then reflected as the non-controlling interest liability in our calculation of its estimated value per share.
Participation Fee Potential Liability Calculation
Our potential incentive fee payable to our advisor is estimated to be $0 in the estimated share value announced on December 7, 2022. Our advisor is entitled to receive an incentive fee in an amount equal to the amount by which (A) 15.0% of our net cash flows, whether from continuing operations, net sale proceeds or otherwise, which remain after our stockholders have received, together as a collective group, aggregate distributions (including distributions that may constitute a return of capital for federal income tax purposes) sufficient to provide (i) a return of their net invested capital, or the amount calculated by multiplying the total number of shares purchased by stockholders by the issue price (except that all shares issued to stockholders of POSOR II in connection with the Merger are deemed to have been purchased by such stockholders at the effective time of the Merger and at a price of $10.63 per share), reduced by any amounts to repurchase shares pursuant to our share redemption program, and (ii) a 7.0% per year cumulative, non-compounded return on such net invested capital from our inception, exceeds (B) $33.8 million which equals (i) the estimated share value effective November 12, 2018 and used in the determination of the number of restricted stock units originally issued, times (ii) the number of restricted stock units originally issued, to our former advisor, KBS Capital Advisors LLC, in connection with its termination on October 31, 2019. Net sales proceeds means the net cash proceeds realized by us after deduction of all expenses incurred in connection with a sale, including disposition fees paid to our advisor. The 7.0% per year cumulative, noncompounded return on net invested capital from our inception is calculated on a daily basis. In making this calculation, the net invested capital is reduced to the extent distributions in excess of a cumulative, noncompounded, annual return of 7.0% are paid (from whatever source), except to the extent such distributions would be required to supplement prior distributions paid in order to achieve a cumulative, noncompounded, annual return of 7.0% (invested capital is only reduced as described in this sentence; it is not reduced simply because a distribution constitutes a return of capital for federal income tax purposes). The 7.0% per year cumulative, noncompounded return is not based on the return provided to any individual stockholder. Accordingly, it is not necessary for each of our stockholders to have received any minimum return in order for our advisor to participate in our net cash flows. In fact, if our advisor is entitled to participate in our net cash flows, the returns of our stockholders will differ, and some may be less than a 7.0% per year cumulative, noncompounded return. This fee is payable only if we are not listed on an exchange. For purposes of determining the estimated value per share, our advisor calculated the potential liability related to this incentive fee based on a hypothetical liquidation of the assets and liabilities at their estimated fair values, after considering the impact of any potential closing costs and fees related to the disposition of real estate properties.
Our potential incentive fee payable to Pacific Oak Residential Advisors (“PORA”) as it relates to the operations or assets of our subsidiary, PORT is estimated to be $6.8 million in the estimated share value announced on December 7, 2022. For a description of the PORA incentive fee, please refer to our Current Report on Form 8-K filed with the SEC on September 12, 2022.

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
Limitations of Estimated Value Per Share
As mentioned above, we are providing this estimated value per share to assist broker dealers that participated in our initial public offering in meeting their customer account statement reporting obligations. This valuation was performed in accordance with the provisions of and also to comply with IPA valuation guidelines. The estimated value per share set forth above first appeared on the December 31, 2022 customer account statements that were mailed in January 2023. As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share. The estimated value per share is not audited and does not represent the fair value of our assets less the fair value of our liabilities according to GAAP.
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
Further, the estimated value per share as of December 2, 2022 is based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding, all as of September 30, 2022. As of September 30, 2022, there were 104,076,881 shares issued and outstanding. The value of our shares will fluctuate over time in response to developments related to individual assets in our portfolio and the management of those assets and in response to the real estate and finance markets. The estimated value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated value per share does not take into account estimated disposition costs and fees for real estate properties that are not held for sale or under contract for sale, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations or the impact of restrictions on the assumption of debt. The estimated value per share does consider any participation or incentive fees that would be due to our advisor based on the aggregate net asset value of ours which would be payable in a hypothetical liquidation of us as of the valuation date in accordance with the terms of our advisory agreement. We currently expect to utilize our advisor and/or an independent valuation firm to update the estimated value per share no later than December 2023.
Historical Estimated Values per Share
The historical reported estimated values per share of our common stock approved by our board of directors are set forth below:

Estimated Value per Share	Effective Date of Valuation	Filing with the Securities and Exchange Commission
$10.68	December 2, 2021	Current Report on Form 8-K, filed December 8, 2021
$9.68	December 4, 2020	Current Report on Form 8-K, filed December 10, 2020
$10.63	December 17, 2019	Current Report on Form 8-K, filed December 19, 2019
$9.91	November 12, 2018	Current Report on Form 8-K, filed November 15, 2018
$11.50	December 7, 2017	Current Report on Form 8-K, filed December 13, 2017
$14.81	December 8, 2016	Current Report on Form 8-K, filed December 15, 2016
$13.44	December 8, 2015	Current Report on Form 8-K, filed December 10, 2015
$12.24	December 9, 2014	Current Report on Form 8-K, filed December 11, 2014
$11.27	March 25, 2014	Current Report on Form 8-K, filed March 27, 2014
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

We have not established a minimum distribution level, and our charter does not require that we make distributions to our stockholders. There were no distributions declared during 2022 and distributions declared during 2021, aggregated by quarter, are as follows (dollars in thousands, except per share amounts):

	2021
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter (1)	Total
Total Distributions Declared	$—	$—	$—	$110,000	$110,000
Total Per Share Distribution	$—	$—	$—	$1.1700	$1.1700
Rate Based on Initial Public Offering Purchase Price of $10.00 Per Share	—%	—%	—%	(1)	(1)
_____________________
(1) The only distribution declared during the fourth quarter of 2021 was the Special Dividend. See “Special Dividend”, below.
The tax composition of our distribution paid during the year ended December 31, 2022 was as follows:

2022
Ordinary Income	—%
Return of Capital	100%
Capital Gain	—%
Total	100%
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
Unregistered Sales of Equity Securities
During the year ended December 31, 2022, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, other than as previously reported in our quarterly reports on Form 10-Q.
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
•In addition to the capacity from the point above, during the year ended December 31, 2022, we made available $8.0 million for redemptions in connection with a stockholder's death, “qualifying disability”, or “determination of incompetence”. As of December 31, 2022, $2.6 million remained available for redemptions in connection with a stockholder's death, “qualifying disability”, or “determination of incompetence”. Unless an additional amount is approved by us for redemption, in 2023, we may redeem no more than $2.6 million of shares in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence”.
We may amend, suspend or terminate the program upon ten business days’ notice to our stockholders. We may provide notice to our stockholders by including such information in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC, or by a separate mailing to our stockholders.
During the year ended December 31, 2022, we fulfilled redemption requests eligible for redemption under our share redemption program and received in good order and funded redemptions under our share redemption program with the net proceeds from our dividend reinvestment plan and cash on hand. We redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed	Average Price Paid Per Share (1)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2022	—	$—	—
February 2022	42,430	$9.51	(2)
March 2022	22,735	$9.51	(2)
April 2022	75,875	$9.51	(2)
May 2022	62,376	$9.51	(2)
June 2022	38,920	$9.51	(2)
July 2022	178,951	$9.51	(2)
August 2022	41,124	$9.51	(2)
September 2022	23,060	$9.51	(2)
October 2022	35,111	$9.51	(2)
November 2022	57,690	$9.51	(2)
December 2022	52,045	$10.50	(2)
Total	630,317
_____________________

(1) On December 2, 2022, our board of directors approved an estimated value per share of our common stock of $10.50. The change in the redemption price became effective for the December 2022 redemption date and is effective until the estimated value per share is updated. We expect to update our estimated value per share no later than December 2023.
(2) We limit the dollar value of shares that may be redeemed under the program as described above. During the year ended December 31, 2022, we redeemed $6.0 million of common stock under the program, which represented shares in connection with redemption requests made upon a stockholder’s death, “qualifying disability” or “determination of incompetence”. Based on the Twelfth SRP, we have $2.6 million available for redemptions during 2023, subject to the limitations described above. To the extent extra capacity is available with respect to redemptions in the last month of 2023, such capacity will be made available for redemption of shares other than in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence.”

ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our accompanying consolidated financial statements and the notes thereto. Also, see “Forward-Looking Statements” preceding Part I of this Annual Report on Form 10-K.
Overview
We were formed on October 8, 2008 as a Maryland corporation, elected to be taxed as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2010 and intend to operate in such manner. Pacific Oak Capital Advisors, LLC (“Pacific Oak Capital Advisors”) is our advisor and the advisory agreement is currently effective through November 1, 2023; however, we or Pacific Oak Capital Advisors may terminate the advisory agreement without cause or penalty upon providing 60 days’ written notice.
As our advisor, Pacific Oak Capital Advisors manages our day-to-day operations and our portfolio of investments. Pacific Oak Capital Advisors also has the authority to make all of the decisions regarding our investments, except for our residential homes portfolio. Our residential homes portfolio, held through our subsidiary Pacific Oak Residential Trust, Inc. (“PORT”), is managed by an affiliate of Pacific Oak Capital Advisors. The advisory duties are subject to the limitations in our charter and the direction and oversight of our board of directors. Pacific Oak Capital Advisors also provides asset-management, marketing, investor-relations and other administrative services on our behalf. We have sought to invest in and manage a diverse portfolio of real estate-related loans, opportunistic real estate, real estate-related debt and equity securities, and other real estate-related investments. We conduct our business primarily through our operating partnership, of which we are the sole general partner.
On January 8, 2009, we filed a registration statement on Form S-11 with the SEC to offer a minimum of 250,000 shares and a maximum of 140,000,000 shares of common stock for sale to the public, of which 100,000,000 shares were registered in our primary offering and 40,000,000 shares were registered under our dividend reinvestment plan. We ceased offering shares of common stock in our primary offering on November 14, 2012. We sold 56,584,976 shares of common stock in the primary offering for gross offering proceeds of $561.7 million. Although we offered shares of common stock under the dividend reinvestment plan through March 28, 2023, no shares were issued under the dividend reinvestment plan in 2021 or 2022 and we indefinitely suspended the plan as of March 28, 2023 to minimize administrative costs. On October 5, 2020, Pacific Oak Strategic Opportunity REIT II (“POSOR II”) merged with an indirect subsidiary of ours (the “Merger”). At the effective time of the Merger, each issued and outstanding share of POSOR II’s common stock converted into 0.9643 shares of our common stock or 28,973,906 shares. As of December 31, 2022, we had sold 6,851,969 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $76.5 million. Also as of December 31, 2022, we had redeemed 27,951,857 of the shares sold in our offering for $324.1 million. As of December 31, 2022, we had issued 36,398,447 shares of common stock in connection with special dividends. Additionally, on December 29, 2011 and October 23, 2012, we issued 220,994 shares and 55,249 shares of common stock, respectively, for $2.0 million and $0.5 million, respectively, in private transactions exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.
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

On February 16, 2020, Pacific Oak Strategic Opportunity BVI issued 254.1 million Israeli new Shekels (approximately $74.1 million as of February 16, 2020) of Series B debentures (the “Series B Debentures”) to Israeli investors pursuant to a public offering registered with the Israel Securities Authority. The Series B Debentures bear interest at the rate of 3.93% per year. The Series B Debentures have principal installment payments equal to 33.33% of the face amount of the Series B Debentures on January 31st of each year from 2024 to 2026. Pacific Oak Strategic Opportunity BVI issued additional Series B Debentures subsequent to the initial issuance and as of December 31, 2022, 1.2 billion Israeli new Shekels (approximately $331.2 million as December 31, 2022) were outstanding. The additional Series B Debentures have an equal level of security, pari passu, amongst themselves and between them and the initial Series B Debentures, which were initially issued, without any right of precedence or preference between any of them.
As of December 31, 2022, we consolidated eight office properties, one office portfolio consisting of two office buildings and 25 acres of undeveloped land, two apartment properties, one hotel property, one residential home portfolio consisting of 2,456 residential homes, two investments in undeveloped land with approximately 742 developable acres, one office/retail development property and owned three investments in unconsolidated entities and three investments in real estate equity securities.
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
Liquidity and Capital Resources
Our principal demand for funds during the short and long-term is and will be for the acquisition of real estate and real estate-related investments, payment of operating expenses, capital expenditures and general and administrative expenses, payments under debt obligations, redemptions and purchases of our common stock and payments of distributions to stockholders. As of December 31, 2022, we have had six primary sources of capital for meeting our cash requirements:
•Proceeds from the primary portion of our initial public offering;
•Proceeds from our dividend reinvestment plan;
•Proceeds from our bond offerings in Israel;
•Debt financing;
•Proceeds from the sale of real estate and the repayment of real estate-related investments; and
•Cash flow generated by our real estate and real estate-related investments.
We sold 56,584,976 shares of common stock in the primary portion of our initial public offering for gross offering proceeds of $561.7 million. We ceased offering shares in the primary portion of our initial public offering on November 14, 2012. We have indefinitely suspended offering shares of common stock under the dividend reinvestment plan as of March 28, 2023. As of December 31, 2022, we had sold 6,851,969 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $76.5 million. To date, we have invested all of the net proceeds from our initial public offering in real estate and real estate-related investments. We intend to use our cash on hand, proceeds from asset sales, proceeds from debt financing, cash flow generated by our real estate operations and real estate-related investments as our primary sources of immediate and long-term liquidity.
Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures and corporate general and administrative expenses. Cash flow from operations from our real estate investments is primarily dependent upon the occupancy levels of our properties, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of December 31, 2022, our office properties were collectively 69% occupied, our residential home portfolio was 94% occupied and our apartment properties were collectively 95% occupied.

Our hotel property generates cash flow in the form of room, food, beverage and convention services, campground and other revenues, which are reduced by hotel expenses, capital expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our hotel property is primarily dependent upon the occupancy levels of our hotel, the average daily rates and how well we manage our expenditures. The following table provides summary information regarding our hotel properties for the year ended December 31, 2022:

Property	Number of Rooms	Percentage Occupied for the year ended December 31, 2022	Average Daily Rate for the year ended December 31, 2022	Average Revenue per Available Room for the year ended December 31, 2022
Springmaid Beach Resort	453	61.4% (1)	$226.60 (1)	$139.05 (1)
Q&C Hotel	196	62.5%	$190.55	$119.20
_____________________
(1) The Springmaid Beach Resort was sold on September 1, 2022 and the summary information does not represent a full year.
Investments in real estate equity securities generate cash flow in the form of dividend income, which is reduced by asset management fees. As of December 31, 2022, we had three investments in real estate equity securities outstanding with a total carrying value of $60.2 million.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended December 31, 2022 did not exceed the charter-imposed limitation.
For the year ended December 31, 2022, our cash needs for capital expenditures, redemptions of common stock and debt servicing were met with proceeds from dispositions of real estate and undeveloped land, proceeds from debt financing, proceeds from our dividend reinvestment plan and cash on hand. Operating cash needs during the same period were met through cash flow generated by our real estate and real estate-related investments and cash on hand. As of December 31, 2021, we had outstanding debt obligations in the aggregate principal amount of $1.1 billion, with a weighted-average remaining term of 2.1 years. As of December 31, 2022, we had a total of $412.3 million of debt obligations scheduled to mature within 12 months of that date. In order to satisfy obligations as they mature, we plan to utilize extension options available in the respective loan agreements, may seek to refinance certain debt instruments, may market one or more properties for sale or may negotiate a turnover of one or more secured properties back to the related mortgage lender. Based upon these plans, we believe we will have sufficient liquidity to continue as a going concern. There can be no assurance as to the certainty or timing of any of our plans.
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
Cash Flows from Operating Activities
As of December 31, 2022, we consolidated eight office properties, one office portfolio consisting of two office buildings and 25 acres of undeveloped land, two apartment properties, one hotel property, one residential home portfolio consisting of 2,456 residential homes, two investments in undeveloped land with approximately 742 developable acres, one office/retail development property and owned three investments in unconsolidated entities and three investments in real estate equity securities. During the year ended December 31, 2022, net cash provided by operating activities was $10.9 million. We expect that our cash flows from operating activities will increase in future periods as a result of leasing additional space that is currently unoccupied and anticipated future acquisitions of real estate and real estate-related investments. However, our cash flows from operating activities may decrease to the extent that we dispose of additional assets.
Cash Flows from Investing Activities
Net cash provided by investing activities was $107.6 million for the year ended December 31, 2022 and primarily consisted of the following:
•Proceeds from sale of real estate of $151.2 million;
•Improvements to real estate of $31.1 million;
•Contributions to unconsolidated entities of $23.8 million;
•Earnest money received of $17.0 million related to the pending sale of Park Highlands land;
•Proceeds from advances due from affiliates of $8.2 million;
•Funding of $7.9 million for development obligations related to Park Highlands land; and

•    Acquisitions of real estate of $6.7 million.
Cash Flows from Financing Activities
Net cash used in financing activities was $61.1 million for the year ended December 31, 2022 and consisted primarily of the following:
•$16.9 million of cash used to redeem noncontrolling cumulative convertible redeemable preferred stock;
•$11.0 million of of cash distributions paid;
•$9.5 million of distributions paid to noncontrolling interests;
•$9.0 million of net cash used for principal payments on notes payable of $192.3 million and payments of deferred financing costs of $4.8 million and partially offset by proceeds from notes payable of $188.1 million;
•$6.7 million of cash used to redeem noncontrolling interest; and
•$6.0 million of cash used for redemptions of common stock.
In order to execute our investment strategy, we utilize secured debt and we may, to the extent available, utilize unsecured debt, to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinancing and interest risks, are properly balanced with the benefit of using leverage. There is no limitation on the amount we may borrow for any single investment. Our charter limits our total liabilities such that our total liabilities may not exceed 75% of the cost of our tangible assets; however, we may exceed that limit if a majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our common stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of December 31, 2022, our borrowings and other liabilities were both approximately 70% of the cost (before depreciation and other noncash reserves) and book value (before depreciation) of our tangible assets, respectively.
On February 16, 2020, Pacific Oak Strategic Opportunity BVI issued 254.1 million Israeli new Shekels (approximately $74.1 million as of February 16, 2020) of Series B debentures (the “Series B Debentures”) to Israeli investors pursuant to a public offering registered with the Israel Securities Authority. The Series B Debentures bear interest at the rate of 3.93% per year. The Series B Debentures have principal installment payments equal to 33.33% of the face amount of the Series B Debentures on January 31st of each year from 2024 to 2026. Pacific Oak Strategic Opportunity BVI issued additional Series B Debentures subsequent to the initial issuance and as of December 31, 2022, 1.2 billion Israeli new Shekels (approximately $331.2 million as December 31, 2022) were outstanding. The additional Series B Debentures have an equal level of security, pari passu, amongst themselves and between them and the initial Series B Debentures, which were initially issued, without any right of precedence or preference between any of them.
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

Investments made in or through PORT are excluded from the calculation of the asset management fee we pay to our advisor. In addition to other fees described in the advisory agreement between PORT and PORA, PORT pays PORA a quarterly asset management fee equal to 0.25% (1.0% annually) on the aggregate value of PORT’s assets, as determined in accordance with PORT’s valuation guidelines, as of the end of each quarter.

Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of December 31, 2022 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	2023	2024-2025	2026-2027	Thereafter
Outstanding debt obligations (1)	$1,066,112	$412,338	$379,145	$274,629	$—
Interest payments on outstanding debt obligations (2)	78,001	44,503	32,469	1,029	—
Finance lease obligations	53,676	360	753	792	51,771
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts, maturity dates, foreign currency rates and interest rates in effect at December 31, 2022. We incurred interest expense of $48.5 million, excluding amortization of deferred financing costs of $3.7 million and unrealized gains on interest rate caps of $1.5 million and including interest capitalized of $2.5 million, for the year ended December 31, 2022.

Results of Operations
Overview
As of December 31, 2021, we consolidated eight office properties, one office portfolio consisting of four office buildings and 25 acres of undeveloped land, two apartment properties, two hotel properties, one residential home portfolio consisting of 1,814 residential homes and two investments in undeveloped land with approximately 800 developable acres, one office/retail development property and owned four investments in unconsolidated joint ventures and three investments in real estate equity securities. As of December 31, 2022, we consolidated eight office properties, one office portfolio consisting of two office buildings and 25 acres of undeveloped land, two apartment properties, one hotel property, one residential home portfolio consisting of 2,456 residential homes, two investments in undeveloped land with approximately 742 developable acres, one office/retail development property and owned three investments in unconsolidated entities and three investments in real estate equity securities.
Our results of operations for the year ended December 31, 2022 may not be indicative of those in future periods due to acquisition and disposition activities. Additionally, the occupancy in our office properties has not been stabilized. As of December 31, 2022, our office properties were collectively 69% occupied, our residential home portfolio was 94% occupied and our apartment properties were 95% occupied. However, due to the amount of near-term lease expirations, we do not put significant emphasis on annual changes in occupancy (positive or negative) in the short run. Our underwriting and valuations are generally more sensitive to “terminal values” that may be realized upon the disposition of the assets in the portfolio and less sensitive to ongoing cash flows generated by the portfolio in the years leading up to an eventual sale. There are no guarantees the occupancy of our assets will increase, or that we will recognize a gain on the sale of our assets. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of leasing additional space and acquiring additional assets but decrease due to disposition activity.

Comparison of the year ended December 31, 2022 versus the year ended December 31, 2021

	For the Years Ended December 31,		Increase (Decrease)	Percentage Change	$ Change Due to Merger and other Acquisitions/Originations/Dispositions (1)	$ Change Due to Investments Held Throughout Both Periods (2)
	2022	2021
Rental income	$121,859	$123,436	$(1,577)	(1)%	$(3,069)	$1,492
Hotel revenues	30,749	30,806	(57)	—%	(4,220)	4,163
Other operating income	3,859	4,027	(168)	(4)%	(664)	496
Dividend income from real estate equity securities	5,591	9,658	(4,067)	(42)%	—	(4,067)
Operating, maintenance, and management costs	44,317	42,519	1,798	4%	(131)	1,929
Real estate taxes and insurance	21,132	20,768	364	2%	(294)	658
Hotel expenses	19,252	20,990	(1,738)	(8)%	(1,287)	(451)
Asset management fees to affiliate	13,678	14,012	(334)	(2)%	81	(415)
General and administrative expenses	10,700	9,853	847	9%	n/a	n/a
Foreign currency transaction (gain) loss, net	(29,038)	7,445	(36,483)	(490)%	n/a	n/a
Depreciation and amortization	51,930	58,871	(6,941)	(12)%	(1,851)	(5,090)
Interest expense	48,130	40,510	7,620	19%	(1,765)	9,385
Impairment charges on real estate and related intangibles	18,493	10,971	7,522	69%	n/a	n/a
Impairment charges on goodwill	8,098	2,808	5,290	188%	n/a	n/a
Loss from unconsolidated entities	(8,019)	(1,373)	(6,646)	484%	—	(6,646)
Casualty-related gain	—	27	(27)	(100)%	n/a	n/a
Other interest income	228	194	34	18%	n/a	n/a
(Loss) gain on real estate equity securities	(51,943)	28,632	(80,575)	281%	n/a	n/a
Gain on sale of real estate	46,513	30,261	16,252	(54)%	16,252	—
Gain (loss) on extinguishment of debt	2,367	(4,757)	7,124	(150)%	n/a	n/a
Gain from consolidation of previously unconsolidated entity	18,742	—	18,742	100%	18,742	—
Transaction and related costs	—	(2,984)	2,984	100%	n/a	n/a
Subordinated performance fee due upon termination to affiliate	—	(1,678)	1,678	(100)%	n/a	n/a
Income tax provision	(4,924)	—	(4,924)	100%	n/a	n/a
_____________________
(1) Represents the dollar amount increase (decrease) for the year ended December 31, 2022 compared to the year ended December 31, 2021 attributable to the real estate and real estate related investments acquired, repaid or disposed on or after January 1, 2021.
(2) Represents the dollar amount increase (decrease) for the year ended December 31, 2022 compared to the year ended December 31, 2021 with respect to real estate and real estate-related investments owned by us during the entirety of both periods presented.
Rental income decreased from $123.4 million for the year ended December 31, 2021 to $121.9 million for the year ended December 31, 2022, primarily due to the disposition of City Tower, which attributed $8.6 million of rental income during 2021, an overall decrease in occupancy rates related to properties held throughout both periods and partially offset by properties acquired in 2022, including assets acquired as part of the PORT II consolidation. Annualized base rent per square foot related to office properties held throughout both periods were consistent. We expect rental income to increase in future periods as a result of owning the properties acquired during 2022 for an entire period, leasing additional space and to the extent we acquire additional properties, but to decrease to the extent we dispose of properties. The occupancy of our office properties, collectively, held throughout both periods decreased from 73% as of December 31, 2021 to 69% as of December 31, 2022.
Hotel revenues slightly decreased from $30.8 million for the year ended December 31, 2021 to $30.7 million for the year ended December 31, 2022 as a result of the disposition of the Springmaid Beach Resort during the year ended December 31, 2022 and partially offset by the increase in occupancy from 47.8% to 62.5% and average daily rate from $139.56 to $190.55 for the Q&C Hotel.
Dividend income from real estate equity securities decreased from $9.7 million during the year ended December 31, 2021 to $5.6 million for the year ended December 31, 2022, primarily as a result of a reduction in quarterly dividends related to our investment in the FSP equity securities. We expect dividend income from real estate equity securities to vary in future periods as a result of the timing of dividends declared and investment activity.

Property operating costs and real estate taxes and insurance increased from $42.5 million and $20.8 million, respectively, for the year ended December 31, 2021 to $44.3 million and $21.1 million, respectively, for the year ended December 31, 2022, primarily as a result of properties acquired in 2022 and partially offset by the disposition of City Tower, which attributed to a $2.0 million decrease. We expect property operating costs and real estate taxes and insurance to increase in future periods to the extent we acquire additional properties, increasing occupancy of our real estate assets and general inflation, but to decrease to the extent we dispose of properties.
Hotel expenses decreased from $21.0 million for the year ended December 31, 2021 to $19.3 million for the year ended December 31, 2022 as a result of the Springmaid Beach Resort disposition on September 1, 2022 and partially offset by the increase in occupancy from 47.8% to 62.5% for the Q&C Hotel.
Asset management fees decreased from $14.0 million for the year ended December 31, 2021 to $13.7 million for the year ended December 31, 2022, primarily as a result of properties disposed in 2021 and 2022 and partially offset by acquisitions in 2022. We expect asset management fees to increase in future periods as a result of capital expenditures and to the extent we acquire additional properties, but to decrease to the extent we dispose of properties.
General and administrative expenses increased from $9.9 million for the year ended December 31, 2021 to $10.7 million for the year ended December 31, 2022, primarily due to increased accounting and advisory expenses. We expect general and administrative expenses to fluctuate in future periods based on investment and disposition activity as well as costs incurred to evaluate strategic transactions.
Foreign currency transaction (gain) loss, net, increased from $7.4 million loss for the year ended December 31, 2021 to a $29.0 million gain for the year ended December 31, 2022 related to the debentures in Israel. These debentures are denominated in Israeli new Shekels and we expect to recognize foreign transaction gains and losses based on changes in foreign currency exchange rates, but expect our exposure to be limited to the extent that we have entered into foreign currency options and foreign currency collars. During the year ended December 31, 2021, we recognized a $1.2 million gain related to the foreign currency option and collars, which is shown net against $8.6 million of foreign currency transaction loss in the accompanying consolidated statements of operations as foreign currency transaction loss, net. During the year ended December 31, 2022, we recognized a $4.1 million loss related to the foreign currency option and collars, which is shown net against $33.1 million of foreign currency transaction gain in the accompanying consolidated statements of operations as foreign currency transaction (gain) loss, net.
Depreciation and amortization decreased from $58.9 million for the year ended December 31, 2021 to $51.9 million for the year ended December 31, 2022, primarily as a result of the disposition of City Tower and intangibles that were fully amortized in 2021, which attributed to decreases of $2.4 million and $3.4 million, respectively and partially offset by properties acquired in 2022. We expect depreciation and amortization to increase in future periods to the extent we acquire additional properties, but to decrease as a result of amortization of tenant origination costs related to lease expirations and disposition of properties.
Interest expense increased from $40.5 million for the year ended December 31, 2021 to $48.1 million for the year ended December 31, 2022, primarily due to increasing benchmark rates affecting our variable rate debt, increase in notes payable balance of $86.5 million related to the PORT II consolidation, and partially offset by a decrease in the notes payable balance of $53.1 million related to the disposition of the Springmaid Beach Resort. Our interest expense in future periods will vary based on interest rate fluctuations, the amount of interest capitalized and our level of future borrowings, which will depend on the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives and will decrease to the extent we dispose of properties and pay down debt.
During the year ended December 31, 2022, we recognized impairment charges of $4.4 million, $11.6 million and $2.5 million on 210 West 31st Street, Oakland City Center and the Springmaid Beach Resort, respectively. During the year ended December 31, 2021, we recognized impairment charges of $6.6 million on 210 West 31st Street and $4.4 million on Lincoln Court.
During the year ended December 31, 2022, we recognized impairment charges on goodwill of $5.5 million and $2.6 million on Oakland City Center and the Springmaid Beach Resort, respectively. During the year ended December 31, 2021, we recognized impairment charges on goodwill of $1.6 million related to Lincoln Court and $1.2 million related to 210 West 31st Street.

Loss from unconsolidated entities increased from a loss of $1.4 million for the year ended December 31, 2021 to a loss of $8.0 million for the year ended December 31, 2022, primarily related to the 353 Sacramento Joint Venture loss of $4.7 million, primarily as a result of the allowance for credit losses.
Loss on real estate equity securities was $51.9 million for the year ended December 31, 2022, all of which are unrealized losses on real estate securities held at December 31, 2022. Gain on real estate equity securities was $28.6 million for the year ended December 31, 2021, which was composed of $25.6 million unrealized gain on real estate securities held at December 31, 2021 and a $3.0 million realized gain on real estate securities sold during the year ended December 31, 2021.
During the year ended December 31, 2022, we sold two office properties, one hotel and approximately 67 acres of developable land and recognized a gain on sale of real estate of $46.5 million. Additionally, due to the sale of the 67 acres of developable land, we recognized an income tax provision of $4.9 million. During the year ended December 31, 2021, we sold one office property and approximately 193 acres of developable land and recognized a gain on sale of real estate of $30.3 million.
During the year ended December 31, 2022, we recognized a gain on extinguishment of debt of $2.4 million related to the forgiveness of the Q&C Hotel and Springmaid Beach Resort PPP loans. During the year ended December 31, 2021, we recognized a loss on extinguishment of debt of $4.8 million, which is primarily related to the early payoff of the Series A Debentures of $6.7 million and partially offset by the forgiveness of the Springmaid Beach Resort PPP loan of $1.3 million and the payoff of the 1180 Raymond Bond of $0.8 million.
During the year ended December 31, 2022, we consolidated PORT II and recognized a gain from consolidation of previously unconsolidated entity of $18.7 million.
For a discussion of the year ended December 31, 2021 compared to the year ended December 31, 2020, please refer to Item 7 of Part II, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which was filed with the SEC on March 28, 2022 and is incorporated herein by reference.

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
Although MFFO includes other adjustments, the exclusion of straight-line rent, the amortization of above- and below-market leases, the amortization of discounts and closing costs, acquisition fees and expenses (as applicable), mark to market foreign currency transaction adjustments, extinguishment of debt, gains from consolidation of unconsolidated entities, and impairment of goodwill are the most significant adjustments for the periods presented.  We have excluded these items based on the following economic considerations:
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
•Gain from measurement of prior equity interest. A gain from measurement of prior equity interest, represents a fair value gain on our previous investment in shares of Battery Point Series A-3 Preferred Stock that was eliminated during the acquisition of Battery Point. We have excluded the gain from measurement of prior equity interest in our calculation of MFFO because these gains do not impact the current operating performance of our investments and do not provide an indication of future operating performance; and
•Gain from consolidation of previously unconsolidated entity. The gain was recognized as part of a consolidation process of a previously unconsolidated entity, where we became the primary beneficiary. We excluded the gain from MFFO to more appropriately present the ongoing operating performance of our real estate investments on a comparative basis.
Adjusted MFFO includes adjustments to reduce MFFO related to real estate taxes, income tax provision, impairment of goodwill, property insurance and financing costs which are capitalized with respect to certain of our investments in undeveloped land. We have included adjustments for the costs incurred necessary to bring these investments to their intended use, as these costs are recurring operating costs that are capitalized in accordance with GAAP and not reflected in our net income (loss), FFO and MFFO.

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculations of MFFO and Adjusted MFFO, for the years ended December 31, 2022, 2021 and 2020 (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Year Ended December 31,
	2022	2021	2020
Net loss attributable to common stockholders	$(43,242)	$(10,955)	$(49,008)
Depreciation and amortization	51,930	58,871	45,041
Impairment charges on real estate and related intangibles	18,493	10,971	—
(Gain) loss on sale of real estate (1)	(46,513)	(30,261)	110
Loss (gain) on real estate equity securities	51,943	(28,632)	14,814
Adjustments for noncontrolling interests - consolidated entities (2)	(2,375)	(2,858)	(846)
Adjustments for investments in unconsolidated entities (3)	(5,460)	1,479	6,718
FFO attributable to common stockholders (4)	24,776	(1,385)	16,829
Straight-line rent and amortization of above- and below-market leases	(3,590)	(3,166)	(4,299)
Transaction and related costs	—	2,984	6,018
Amortization of net premium/discount on bond and notes payable	4,784	2,721	602
(Gain) loss on extinguishment of debt	(2,367)	4,757	(415)
Unrealized (gain) loss on interest rate caps	(1,530)	11	27
Foreign currency transaction (gain) loss, net	(29,038)	7,445	2,912
Gain from remeasurement of prior equity interest	—	—	(2,009)
Gain from consolidation of previously unconsolidated entity	(18,742)	—	—
Adjustments for noncontrolling interests - consolidated entities (2)	(108)	(161)	(100)
Adjustments for investments in unconsolidated entities (3)	3,135	1,213	(4,649)
MFFO attributable to common stockholders	(22,680)	14,419	14,916
Other capitalized operating expenses (4)	(3,128)	(2,620)	(3,376)
Impairment charges on goodwill	8,098	2,808	—
Income tax provision	4,924	—	—
Casualty gain	—	(27)	(51)
Subordinated performance fee due upon termination to affiliate	—	1,678	(1,720)
Adjusted MFFO attributable to common stockholders	$(12,786)	$16,258	$9,769
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

Distributions
Distributions declared, distributions paid and cash flows provided by operations related to common stockholders were as follows during 2022 (in thousands, except per share amounts):

	Distribution Declared	Distributions Declared Per Share	Distributions Paid			Cash Flows (Used in) Provided by Operations
Period			Cash	Reinvested	Total
First Quarter 2022	$—	$—	$11,016	$99,094	$110,110	$315
Second Quarter 2022	—	—	—	—	—	12,016
Third Quarter 2022	—	—	—	—	—	(3,671)
Fourth Quarter 2022	—	—	—	—	—	2,208
	$—	$—	$11,016	$99,094	$110,110	$10,868
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
Our net loss attributable to common stockholders for the year ended December 31, 2022 was $41.4 million and cash flow provided by operations was $10.9 million. Our cumulative distributions paid and net loss attributable to common stockholders from inception through December 31, 2022 was $495.8 million. We have funded our cumulative distributions paid, which includes net cash distributions and distributions reinvested by stockholders, with prior period cash flow from operating activities in excess of distributions paid and with cash from gains realized from the disposition of properties. To the extent that we pay distributions from sources other than our cash flow from operations or gains from asset sales, we will have fewer funds available for investment in real estate-related loans, opportunistic real estate, real estate-related debt securities, real estate equity securities and other real estate-related investments, the overall return to our stockholders may be reduced and subsequent investors may experience dilution.
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
Impairment of Real Estate and Related Intangibles
We continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate and related intangibles may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of real estate and related intangibles may not be recoverable, we assess the recoverability by estimating whether we will recover the carrying value of the real estate and related intangibles through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, we do not believe that we will be able to recover the carrying value of the real estate and related intangibles, we would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangibles. Consequently, we recognized impairment charges of $18.5 million during the year ended December 31, 2022 for changes to the fair value of the real estate and related intangibles impairment testing purposes.
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
Impairment of Goodwill
We continually assess whether there has been a triggering event requiring a review of goodwill. Independent appraisal valuations were performed as of September 30, 2022 for the underlying properties and we updated projected cash flows for real estate held in certain reporting units. The appraisals and projected cash flow decline represented a triggering event in the fourth quarter of 2022 to the estimated fair value of goodwill. Consequently, we recognized impairment charges of $8.1 million for changes to the fair value of the reporting unit for goodwill impairment testing purposes.
We concluded that the estimated fair value for all of the other reporting units with goodwill substantially exceeded their related carrying values and no further impairment was necessary as of December 31, 2022.
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
Park Highlands Land Sales
On February 16, 2023, we sold approximately 48 developable acres of Park Highlands undeveloped land for $24.0 million, before closing costs and credits. The purchaser is not affiliated with us or our advisor.
On February 23, 2023, we sold approximately 23 developable acres of Park Highlands undeveloped land for $15.9 million, before closing costs and credits. The purchaser is not affiliated with us or our advisor.

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
The table below summarizes the notional amounts and average strike rates of our derivative instruments and outstanding principal balance and the weighted average interest rates for our notes and bonds payable for each category based on the maturity dates as of December 31, 2022 (dollars in thousands):

	Maturity Date						Total Value
	2023	2024	2025	2026	2027	Thereafter		Fair Value
Assets
Interest rate caps, notional amount	$122,788	$53,758	$—	$—	$—	$—	$176,546	$2,267
Strike rate (1)	3.5% to 4.0%	2.5%	—%	—%	—%	—%	2.5% to 4.0%

Liabilities
Notes and Bonds Payable, principal outstanding
Fixed rate - notes payable	$—	$17,962	$51,303	$164,224	$—	$—	$233,489	$218,951
Average interest rate (2)	—%	4.6%	4.7%	4.0%	—%	—%	4.2%
Fixed rate - debentures	$—	$110,404	$110,404	$110,405	$—	$—	$331,213	$304,758
Average interest rate (2)	—%	3.9%	3.9%	3.9%	—%	—%	3.9%
Variable rate - notes payable	$412,338	$—	$89,072	$—	$—	$—	$501,410	$497,862
Average interest rate (2)	6.5%	—%	7.0%	—%	—%	—%	6.6%
_____________________
(1) The strike rate caps one-month LIBOR and SOFR on the applicable notional amount.
(2) Average interest rate is the weighted-average interest rate. Weighted-average interest rate as of December 31, 2022 is calculated as the actual interest rate in effect at December 31, 2022 (consisting of the contractual interest rate and the effect of contractual floor rates, if applicable), using interest rate indices at December 31, 2022, where applicable.
As of December 31, 2022, we held 113.7 million Israeli new Shekels and 24.6 million Israeli new Shekels in cash and restricted cash, respectively. In addition, as of December 31, 2022, we had bonds outstanding and the related interest payable in the amounts of 1.2 billion Israeli new Shekels and 19.1 million Israeli new Shekels, respectively. Foreign currency exchange rate risk is the possibility that our financial results could be better or worse than planned because of changes in foreign currency exchange rates. Based solely on the remeasurement for the year ended December 31, 2022, if foreign currency exchange rates were to increase or decrease by 10%, our net income would increase or decrease by approximately $27.0 million and $33.0 million, respectively, for the same period. The foreign currency transaction income or loss as a result of the change in foreign currency exchange rates does not take into account any gains or losses on our foreign currency collar as a result of such change, which would reduce our foreign currency exposure.

We borrow funds at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of December 31, 2022, the fair value of our Pacific Oak Strategic Opportunity BVI Series B Debentures was $304.8 million and the outstanding principal balance was $331.2 million. As of December 31, 2022, excluding the Pacific Oak Strategic Opportunity BVI Series B Debentures, the fair value of our fixed rate debt was $219.0 million and the outstanding principal balance of our fixed rate debt was $233.5 million. The fair value estimate of our Pacific Oak Strategic Opportunity BVI Series B Debentures were calculated using the quoted bond price as of December 31, 2022 on the Tel Aviv Stock Exchange of 93.7 Israeli new Shekels, respectively. The fair value estimate of our fixed rate debt was calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of December 31, 2022. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting changes in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on variable rate debt would change our future earnings and cash flows, but would not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. As of December 31, 2022, we were exposed to market risks related to fluctuations in interest rates on $501.4 million of variable rate debt outstanding. As of December 31, 2022, we had entered into three interest rate caps with a notional amount of $176.5 million that effectively limits one-month LIBOR and SOFR at a range of 2.5% to 4.0% with maturity dates between May 2023 and April 2024. Based on interest rates as of December 31, 2022, if interest rates were 100 basis points higher or lower during the 12 months ending December 31, 2022, interest expense on our variable rate debt would increase or decrease by $3.3 million and $6.3 million, respectively.
The weighted-average interest rates of our fixed rate debt and variable rate debt as of December 31, 2022 were 4.1% and 6.6%, respectively. The interest rate and weighted-average interest rate represent the actual interest rate in effect as of December 31, 2022 (consisting of the contractual interest rate and the effect of contractual floor rates, if applicable), using interest rate indices as of December 31, 2022 where applicable.
We are exposed to financial market risk with respect to our real estate equity securities. Financial market risk is the risk that we will incur economic losses due to adverse changes in our real estate equity security prices. Our exposure to changes in real estate equity security prices is a result of our investment in these types of securities. Market prices are subject to fluctuation and, therefore, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market prices of a real estate equity security may result from any number of factors, including perceived changes in the underlying fundamental characteristics of the issuer, the relative price of alternative investments, interest rates, default rates and general market conditions. In addition, amounts realized in the sale of a particular security may be affected by the relative quantity of the real estate equity security being sold. We do not currently engage in derivative or other hedging transactions to manage our real estate equity security price risk. As of December 31, 2022, we owned real estate equity securities with a book value of $60.2 million. Based solely on the prices of real estate equity securities for the twelve months ended December 31, 2022, if prices were to increase or decrease by 10%, our net income would increase or decrease, respectively, by approximately $6.2 million.
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
In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).
Based on its assessment, our management believes that, as of December 31, 2022, our internal control over financial reporting was effective based on those criteria.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
As of the quarter ended December 31, 2022, all items required to be disclosed under Form 8-K were reported under Form 8-K.
In addition, on March 28, 2023, our board of directors amended and restated our bylaws, effective March 28, 2023 (the “Fourth Amended and Restated Bylaws”). Among other things, the Fourth Amended and Restated Bylaws update certain procedural requirements for the submission of stockholder nominees in connection with the effectiveness of Rule 14a-19 under the Exchange Act, including:
•requiring that any stockholder submitting a nomination make a representation that such stockholder intends, or is part of a group which intends, to solicit holders of shares representing at least 67% of the voting power of our capital stock in support of the proposed nominee;
•updating certain information to be provided by a stockholder submitting a nomination;
•requiring that any stockholder submitting a nomination provide us with reasonable documentary evidence five business days prior to the meeting to demonstrate that such stockholder has met the requirements of Rule 14a-19(a)(3) under the Exchange Act; and
•limiting the number of nominees a stockholder may nominate for election at a meeting of stockholders to the number of directors to be elected at such meeting.
The Fourth Amended and Restated Bylaws also include certain other administrative, ministerial and conforming changes.
The foregoing description of the Fourth Amended and Restated Bylaws is only a summary of the changes to our bylaws and is qualified in its entirety by the full text of our bylaws, a copy of which is filed as an exhibit to this Annual Report on Form 10-K and is incorporated by reference herein.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
We will file a definitive Proxy Statement for our 2023 Annual Meeting of Stockholders (the “2023 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2023 Proxy Statement that specifically address the items required to be set forth herein are incorporated by reference.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Code of Conduct and Ethics
We have adopted a Code of Conduct and Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer, principal financial officer and principal accounting officer. Our Code of Conduct and Ethics can be found at https://pacificoakcapitalmarkets.com/offering/reit.
The other information required by this Item is incorporated by reference from our 2023 Proxy Statement.

ITEM 11.    EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from our 2023 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference from our 2023 Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference from our 2023 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated by reference from our 2023 Proxy Statement.

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

3.1	Second Articles of Amendment and Restatement, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed February 4, 2010

3.2	Articles of Amendment, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 1, 2019

3.3	Articles of Amendment, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 23, 2019

3.4	Fourth Amended and Restated Bylaws

3.5	Amendment No. 1 to Third Amended and Restated Bylaws, incorporate by reference to Exhibit 3.1 to the Company’s Current Report on 8-K filed July 10, 2020

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

10.1
Advisory Agreement, by and between the Company and Pacific Oak Capital Advisors, LLC, dated November 1, 2022, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed November 14, 2022

10.2
Advisory Agreement among Pacific Oak Residential Trust, Inc., PORT OP LP, Pacific Oak Residential Advisors, LLC, Pacific Oak Capital Advisors, LLC, Keith D. Hall, and Peter McMillan III, dated September 9, 2022, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 12, 2022

10.3
Amended and Restated Management Agreement by and between Pacific Oak Residential Trust, Inc., and DMH Realty, LLC, dated September 9, 2022, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 12, 2022

10.4	Amended and Restated Dealer Manager Agreement by and between Pacific Oak Residential Trust, Inc., and Pacific Oak Capital Markets, LLC, dated January 13, 2023

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

10.20
Amendment No. 1 to Restricted Stock Agreement, dated as of September 1, 2021, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, filed November 12, 2021.

21.1	Subsidiaries of the Company

23.1	Consent of Ernst & Young LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Twelfth Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.5 to the Company's Current Report on Form 8-K filed December 4, 2020

Ex.	Description
99.2	Amendment No. 1 to the Twelfth Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed August 6, 2021

99.3	Consent of Colliers International Valuation of Advisory Services, LLC

99.4	Consent of Kroll, LLC

99.5	Consent of HouseCanary, Inc.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Pacific Oak Strategic Opportunity REIT, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Pacific Oak Strategic Opportunity REIT, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a), Schedule III - Real Estate Assets and Accumulated Depreciation and Amortization (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
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

Real estate impairment
Description of the Matter
The Company’s real estate held for investment and related intangibles totaled $1.2 billion as of December 31, 2022. As more fully described in Note 2 to the consolidated financial statements, the Company monitors if there are indicators of potential impairment which suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable. If indicators are present, the Company tests for recoverability by comparing the expected future undiscounted cash flows to the carrying amount of the asset group. If, based on this analysis, the assets are not believed to be recoverable, an impairment loss is recognized for the difference between the estimated fair value and the carrying amount. For the year ended December 31, 2022, the Company recorded $18.5 million of impairment related to its real estate held for investment and related intangibles.

Auditing the Company’s real estate impairment assessment was challenging due to the high degree of subjectivity in evaluating management’s identification of indicators of potential impairments and the resulting measurement of impairment when the investment is not deemed recoverable. In particular, the impairment indicators were based on qualitative and quantitative factors for the specific real estate investments. Such factors include, but were not limited to, assessment of management’s intended hold period and disposition strategy, a significant decrease in the market price of a real estate investment, a significant decline in expected operating cash flows, current industry and market trends, and other factors including bona fide purchase offers received from third parties. Management’s impairment measurement is sensitive to significant assumptions such as market comparables, discount rates, capitalization rates, and revenue growth rates, all of which are affected by expectations about future market or economic conditions.

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
March 29, 2023

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2022	2021
Assets
Real estate held for investment, net	$1,219,404	$1,118,550
Real estate held for sale, net	—	96,249
Real estate equity securities	60,153	112,096
Total real estate and real estate-related investments, net	1,279,557	1,326,895
Cash and cash equivalents	97,931	84,172
Restricted cash	61,113	21,259
Investments in unconsolidated entities	70,842	88,256
Rents and other receivables, net	21,518	21,795
Due from affiliate	—	7,039
Prepaid expenses and other assets	22,848	20,750
Goodwill	5,436	13,534
Assets related to real estate held for sale, net	—	919
Total assets	$1,559,245	$1,584,619
Liabilities, mezzanine equity and equity
Notes and bonds payable related to real estate held for investment, net	$1,044,709	$935,073
Notes payable related to real estate held for sale, net	—	63,876
Notes and bonds payable, net	1,044,709	998,949
Accounts payable and accrued liabilities	25,231	23,852
Due to affiliates	2,799	1,903
Other liabilities	66,967	46,931
Redeemable common stock payable	2,638	684
Restricted stock payable	508	508
Dividends payable	—	11,016
Liabilities related to real estate held for sale, net	—	662
Total liabilities	1,142,852	1,084,505
Commitments and contingencies (Note 14)
Mezzanine equity
Noncontrolling cumulative convertible redeemable preferred stock	—	15,233
Redeemable noncontrolling interest	—	2,822
Equity
Pacific Oak Strategic Opportunity REIT, Inc. stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 103,932,083 and 94,141,251 shares issued and outstanding as of December 31, 2022 and 2021, respectively	1,039	941
Additional paid-in capital	907,044	818,440
Cumulative distributions and net loss	(495,782)	(347,691)
Total Pacific Oak Strategic Opportunity REIT, Inc. stockholders’ equity	412,301	471,690
Noncontrolling interests	4,092	10,369
Total equity	416,393	482,059
Total liabilities, mezzanine equity and equity	$1,559,245	$1,584,619
See accompanying notes to consolidated financial statements.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)

	Years Ended December 31,
	2022	2021	2020
Revenues:
Rental income	$121,859	$123,436	$100,199
Hotel revenues	30,749	30,806	3,718
Other operating income	3,859	4,027	3,835
Dividend income from real estate equity securities	5,591	9,658	6,273
Total revenues	162,058	167,927	114,025
Expenses:
Operating, maintenance, and management	44,317	42,519	33,882
Real estate taxes and insurance	21,132	20,768	15,702
Hotel expenses	19,252	20,990	3,836
Asset management fees to affiliate	13,678	14,012	9,982
General and administrative expenses	10,700	9,853	7,664
Foreign currency transaction (gain) loss, net	(29,038)	7,445	2,912
Depreciation and amortization	51,930	58,871	45,041
Interest expense	48,130	40,510	29,138
Impairment charges on real estate and related intangibles	18,493	10,971	—
Impairment charges on goodwill	8,098	2,808	—
Total expenses	206,692	228,747	148,157
Other income (loss):
Gain from remeasurement of prior equity interest	—	—	2,009
Income from NIP	—	—	97
(Loss) income from unconsolidated entities	(8,019)	(1,373)	1,621
Casualty-related gain	—	27	51
Other interest income	228	194	348
(Loss) gain on real estate equity securities	(51,943)	28,632	(14,814)
Gain (loss) on sale of real estate	46,513	30,261	(110)
Gain (loss) on extinguishment of debt	2,367	(4,757)	415
Gain from consolidation of previously unconsolidated entity	18,742	—	—
Transaction and related costs	—	(2,984)	(6,018)
Subordinated performance fee due upon termination to affiliate	—	(1,678)	1,720
Total other income (loss), net	7,888	48,322	(14,681)
Net loss before income taxes	(36,746)	(12,498)	(48,813)
Income tax provision	(4,924)	—	—
Net loss	(41,670)	(12,498)	(48,813)
Net (income) loss attributable to noncontrolling interests	(530)	2,310	738
Net loss attributable to redeemable noncontrolling interest	81	146	56
Preferred stock dividends	(1,123)	(913)	(989)
Net loss attributable to common stockholders	$(43,242)	$(10,955)	$(49,008)
Net loss per common share, basic and diluted	$(0.44)	$(0.11)	$(0.65)
Weighted-average number of common shares outstanding, basic and diluted	103,522,696	96,967,983	75,407,976
See accompanying notes to consolidated financial statements.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands, except share amounts)

			Additional Paid-in Capital	Cumulative Distributions and Net Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Common Stock
	Shares	Amounts
Balance, December 31, 2019	65,866,765	$659	$553,170	$(277,196)	$276,633	$755	$277,388
Net loss	—	—	—	(49,008)	(49,008)	(738)	(49,746)
Issuance of common stock	24,645	—	262	—	262	—	262
Transfers to redeemable common stock	—	—	(35)	—	(35)	—	(35)
Redemptions of common stock	(222,470)	(3)	(2,227)	—	(2,230)	—	(2,230)
Distributions declared	—	—	—	(596)	(596)	—	(596)
Other offering costs	—	—	(19)	—	(19)	—	(19)
Issuance of restricted stock	3,411,737	34	(34)	—	—	—	—
Adjustments to redemption value of mezzanine equity restricted stock	—	—	—	1,080	1,080	—	1,080
Issuance of common stock in connection with merger, inclusive of acquisition of noncontrolling interests	28,973,905	289	280,178	—	280,467	12,325	292,792
Noncontrolling interest contribution	—	—	—	—	—	844	844
Distributions to noncontrolling interests	—	—	—	—	—	(28)	(28)
Balance, December 31, 2020	98,054,582	$979	$831,295	$(325,720)	$506,554	$13,158	$519,712
Net loss	—	—	—	(10,955)	(10,955)	(2,310)	(13,265)
Transfers to redeemable common stock	—	—	180	—	180	—	180
Redemptions of common stock	(3,329,064)	(32)	(30,986)	—	(31,018)	—	(31,018)
Distributions declared	—	—	—	(11,016)	(11,016)	—	(11,016)
Other offering costs	—	—	(15)	—	(15)	—	(15)
Repurchase and change in classification of restricted stock	(584,267)	(6)	21,123	—	21,117	—	21,117
Noncontrolling interest contribution	—	—	—	—	—	183	183
Noncontrolling interests buyout	—	—	(3,157)	—	(3,157)	(662)	(3,819)
Balance, December 31, 2021	94,141,251	$941	$818,440	$(347,691)	$471,690	$10,369	$482,059
Net income (loss)	—	—	—	(43,242)	(43,242)	530	(42,712)
Stock distribution issued	10,421,149	104	98,999	(99,103)	—	—	—
Adjustment to redemption value of redeemable noncontrolling interest	—	—	—	(3,946)	(3,946)	—	(3,946)
Adjustment to redemption value of noncontrolling cumulative convertible redeemable preferred stock	—	—	—	(1,800)	(1,800)	—	(1,800)
Transfers to redeemable common stock payable, net	—	—	(1,954)	—	(1,954)	—	(1,954)
Redemptions of common stock	(630,317)	(6)	(6,010)	—	(6,016)	—	(6,016)
Acquisition of noncontrolling interest	—	—	—	—	—	1,125	1,125
Noncontrolling interest contributions	—	—	—	—	—	300	300
Noncontrolling interests distributions	—	—	(2,431)	—	(2,431)	(8,232)	(10,663)
Balance, December 31, 2022	103,932,083	$1,039	$907,044	$(495,782)	$412,301	$4,092	$416,393
See accompanying notes to consolidated financial statements.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2022	2021	2020
Cash Flows from Operating Activities:
Net loss	$(41,670)	$(12,498)	$(48,813)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Impairment charges on real estate and related intangibles	18,493	10,971	—
Impairment charges on goodwill	8,098	2,808	—
Gain from remeasurement of prior equity interest	—	—	(2,009)
Gain from consolidation of previously unconsolidated entity	(18,742)	—	—
Casualty-related gain	—	(27)	—
Loss (income) from unconsolidated entities	8,019	1,373	(1,260)
Depreciation and amortization	51,930	58,871	45,041
Loss (gain) on real estate equity securities	51,943	(28,632)	14,814
(Gain) loss on real estate sale	(46,513)	(30,261)	110
(Gain) loss on extinguishment of debt	(2,367)	4,757	(415)
Subordinated performance fee due upon termination	—	1,678	(1,720)
Unrealized (gain) loss on interest rate caps	(1,530)	11	27
Deferred rent	(2,582)	(1,890)	(3,447)
Amortization of above- and below-market leases, net	(1,007)	(1,278)	(852)
Amortization of deferred financing costs	3,727	3,157	3,311
Amortization of discount (premium) on bond and notes payable, net	4,784	2,721	602
Foreign currency transaction (gain) loss, net	(29,038)	7,445	2,912
Changes in assets and liabilities:
Rents and other receivables	2,589	1,390	(3,456)
Prepaid expenses and other assets	(2,069)	(1,670)	(2,465)
Accounts payable and accrued liabilities	(3,159)	(207)	(3,161)
Due to affiliates	198	(975)	(1,637)
Other liabilities	9,764	(1,716)	641
Net cash provided by (used in) operating activities	10,868	16,028	(1,777)
Cash Flows from Investing Activities:
Acquisitions of real estate, net of cash acquired	(6,689)	(4,818)	(18,909)
Cash acquired in connection with the Pacific Oak Strategic Opportunity REIT II merger	—	—	12,978
Cash and restricted cash received upon consolidation of previously unconsolidated entity	1,834	—	—
Improvements to real estate	(31,110)	(19,038)	(21,807)
Proceeds from sales of real estate	151,178	194,711	332
Purchase of interest rate caps	(556)	(18)	(16)
Proceeds from disposition of foreign currency collar	—	1,198	14,125
Contributions to unconsolidated entities	(23,780)	(10,539)	(12,620)
Distribution of capital from unconsolidated entities	569	—	1,370
Investment in real estate equity securities	—	—	(35,971)
Advances to affiliate	(1,200)	(7,040)	—
Proceeds from advances due from affiliates	8,239	—	—
Proceeds from the sale of real estate equity securities	—	14,439	10,964
(Funding) proceeds for future development obligations	(7,934)	6,203	—
Escrow deposits for pending real estate sales	17,000	—	—
Net cash provided by (used in) investing activities	107,551	175,098	(49,554)
Cash Flows from Financing Activities:
Proceeds from notes and bonds payable	188,106	358,931	112,480
Principal and related payments on notes payable	(192,268)	(473,133)	(70,649)
Payments of deferred financing costs	(4,770)	(8,463)	(2,556)
Payments to redeem common stock	(6,007)	(31,018)	(2,230)
Payments to repurchase restricted stock	—	(5,656)	—
Payment of prepaid other offering costs	—	(227)	(811)
Payment for redeemable noncontrolling interests	(6,687)	—	—
Distributions paid	(11,016)	—	(334)
Preferred dividends paid	(1,123)	(913)	(764)
Acquisition of noncontrolling interest	(1,125)	(3,819)	—
Noncontrolling interests contributions	300	183	844
Noncontrolling interests distributions	(9,538)	—	(28)
Payments to redeem noncontrolling cumulative convertible redeemable preferred stock	(16,934)	—	—
Other financing proceeds, net	—	2,367	—
Net cash (used in) provided by financing activities	(61,062)	(161,748)	35,952
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3,744)	1,734	1,204
Net increase (decrease) in cash, cash equivalents and restricted cash	53,613	31,112	(14,175)
Cash, cash equivalents and restricted cash, beginning of period	105,431	74,319	88,494
Cash, cash equivalents and restricted cash, end of period	$159,044	$105,431	$74,319

Supplemental cash flow and significant noncash transaction disclosures were as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Supplemental Disclosure of Cash Flow Information:
Interest paid, net of capitalized interest of $2,529, $2,055 and $2,923 for the years ended December 31, 2022, 2021 and 2020, respectively	$38,663	$34,240	$23,765
Supplemental Disclosure of Significant Noncash Transactions:
Assets acquired in the Pacific Oak Strategic Opportunity REIT II merger	—	—	635,825
Liabilities assumed in the Pacific Oak Strategic Opportunity REIT II merger	—	—	359,375
Assets acquired in the Battery Point acquisition	—	—	56,572
Liabilities assumed in the Battery Point acquisition	—	—	37,548
Assets acquired in the consolidation of PORT II	137,569	—	—
Liabilities assumed in the consolidation of PORT II	85,096	—	—
Accrued improvements to real estate	3,827	2,660	2,733
Redeemable common stock payable	2,638	684	864
Restricted stock payable	508	508	14,600
Dividends declared, but not yet paid	—	11,016	—
PPP notes forgiveness	2,367	1,500	—
Adjustment to redemption value of redeemable noncontrolling interest	3,946	—	—
Adjustment to redemption value of noncontrolling cumulative convertible redeemable preferred stock	1,800	—	—
See accompanying notes to consolidated financial statements.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

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
Subject to certain restrictions and limitations, the business of the Company is externally managed by Pacific Oak Advisors, LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement (the “Advisory Agreement”) which is currently effective through November 1, 2023; however, the Company or the Advisor may terminate the Advisory Agreement without cause or penalty upon providing 60 days’ written notice. The Advisor conducts the Company’s operations and manages its portfolio of real estate and other real estate-related investments, with the exception of the Company’s residential homes portfolio. The Company’s residential homes portfolio, held through its subsidiary Pacific Oak Residential Trust, Inc. (“PORT”), is managed by an affiliate of the Advisor.
On January 8, 2009, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a minimum of 250,000 shares and a maximum of 140,000,000 shares of common stock for sale to the public (the “Offering”), of which 100,000,000 shares were registered in a primary offering and 40,000,000 shares were registered to be sold under the Company’s dividend reinvestment plan. The SEC declared the Company’s registration statement effective on November 20, 2009. The Company ceased offering shares of common stock in its primary offering on November 14, 2012 and suspended offering shares under its dividend reinvestment plan as of March 28, 2023.
The Company sold 56,584,976 shares of common stock in its primary offering for gross offering proceeds of $561.7 million. As of December 31, 2022, the Company had sold 6,851,969 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $76.5 million. On October 5, 2020, Pacific Oak Strategic Opportunity REIT II ("POSOR II") merged with an indirect subsidiary of the Company (the “Merger”). At the effective time of the Merger, each issued and outstanding share of POSOR II’s common stock converted into 0.9643 shares of the Company’s common stock or 28,973,906 shares. Also, as of December 31, 2021, the Company had redeemed 27,951,857 shares for $324.1 million. As of December 31, 2022, the Company had issued 25,976,746 shares of common stock in connection with special dividends. Additionally, on December 29, 2011 and October 23, 2012, the Company issued 220,994 shares and 55,249 shares of common stock, respectively, for $2.0 million and $0.5 million, respectively, in private transactions exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933. On March 27, 2020, the Company issued 3,411,737 restricted shares of its common stock (the “Restricted Stock”) to its former external advisor, KBS Capital Advisors LLC (“KBS Capital Advisors”) pursuant to a Restricted Stock Agreement, dated as of March 27, 2020 (the “Restricted Stock Agreement”). On September 1, 2021, the Company repurchased 584,267 shares of the Restricted Stock for $5.7 million and 2,254,289 shares of Restricted Stock were transferred to GKP Holding LLC (“GKP”), a company owned by Keith D. Hall and Peter McMillan III. See Note 14 for further details.
As of December 31, 2022, the Company consolidated eight office properties, one office portfolio consisting of two office buildings and 25 acres of undeveloped land, two apartment properties, one hotel property, one residential home portfolio consisting of 2,456 residential homes, two investments in undeveloped land with approximately 742 developable acres, one office/retail development property and owned three investments in unconsolidated entities and three investments in real estate equity securities.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2022
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
Liquidity
The Company generally finances its real estate investments using notes payable that are typically structured as non-course secured mortgages with maturities of approximately three to five years, with short term extension options available upon the Company meeting certain debt covenants. Each reporting period management evaluates the Company’s ability to continue as a going concern by evaluating conditions and events, including assessing the liquidity needs to satisfy upcoming debt obligations and the ability to satisfy debt covenant requirements. Through the normal course of operations and as further discussed in Note 7, the Company has $522.7 million of debt obligations coming due over the period from January 1, 2023 through 12-months following the report issuance date. In order to satisfy obligations as they mature, management will evaluate its options and may seek to utilize extension options available in the respective loan agreements, may make partial loan paydowns to meet debt covenant requirements, may seek to refinance certain debt instruments, may sell real estate equity securities to convert to cash to make principal payments, may market one or more properties for sale or may negotiate a turnover of one or more secured properties back to the related mortgage lender and remit payment for any associated loan guarantee. Historically, the Company has successfully refinanced debt instruments or utilized extension options in order to satisfy debt obligations as they come due and has not negotiated a turnover of a secured property back to a lender, though the Company may utilize such option if necessary. Based upon these plans, management believes it will have sufficient liquidity to satisfy its obligations as they come due and to continue as a going concern. There can be no assurance as to the certainty or timing of any of management’s plans. Refer to Note 7 for further discussion.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions, including fair value estimates for real estate, that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.
Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of the prior period. During the year ended December 31, 2022, the Company disposed of two office buildings and one hotel. As a result, certain assets and liabilities were reclassified to held for sale on the consolidated balance sheets for all periods presented.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2022
Revenue Recognition
Lessor Accounting
The Company recognizes minimum rent, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related leases when collectibility is determined to be probable and records amounts expected to be received in later years as deferred rent receivable. In accordance with Topic 842, tenant reimbursements for property taxes and insurance are included in the single lease component of the lease contract (the right of the lessee to use the leased space) and therefore are accounted for as variable lease payments and are recorded as rental income on the Company’s statements of operations. In addition, the Company adopted the practical expedient available under Topic 842 to not separate nonlease components from the associated lease component and instead to account for those components as a single component if the nonlease components otherwise would be accounted for under the revenue recognition standard (Topic 606) and if certain conditions are met, specifically related to tenant reimbursements for common area maintenance which would otherwise be accounted for under the revenue recognition standard. The Company believes the two conditions have been met for tenant reimbursements for common area maintenance as (i) the timing and pattern of transfer of the nonlease components and associated lease components are the same and (ii) the lease component would be classified as an operating lease. Accordingly, tenant reimbursements for common area maintenance are also accounted for as variable lease payments and recorded as rental income on the Company’s statements of operations.
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
The Company leases apartment units and residential homes under operating leases with terms generally for one year or less. Generally, credit investigations will be performed for prospective residents and security deposits will be obtained. The Company recognizes rental revenue, net of concessions, on a straight-line basis over the term of the lease, when collectibility is determined to be probable.
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
The Company, as a lessor, records costs to negotiate or arrange a lease that would have been incurred regardless of whether the lease was obtained, such as legal costs incurred to negotiate an operating lease, as an expense and classify such costs as operating, maintenance, and management expense on the Company’s consolidated statements of operations.
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
Room revenue is generated through contracts with customers whereby the customer agrees to pay a daily rate for the right to use a hotel room. The Company’s contract performance obligations are fulfilled at the end of the day that the customer is provided the room and revenue is recognized daily at the contract rate. The Company records contract liabilities in the form of advanced deposits when a customer or group of customers provides a deposit for a future stay at the Company’s hotels. Advanced deposits for room revenue are included in the balance of other liabilities on the consolidated balance sheets. Advanced deposits are recognized as revenue at the time of the guest’s stay.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2022
Food, beverage and convention revenue is generated through contracts with customers whereby the customer agrees to pay a contract rate for restaurant dining services or convention services. The Company’s contract performance obligations are fulfilled at the time that the meal is provided to the customer or when the convention facilities and related dining amenities are provided to the customer. The Company recognizes food and beverage revenue upon the fulfillment of the contract with the customer. The Company records contract liabilities in the form of advanced deposits when a customer or group of customers provides a deposit for a future banquet event at the Company’s hotels. Advanced deposits for food and beverage revenue are included in the balance of other liabilities on the consolidated balance sheets. Advanced deposits for banquet services are recognized as revenue following the completion of the banquet services.
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
December 31, 2022
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
Impairment Charges on Real Estate and Related Intangibles
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangibles may not be recoverable or realized. Such indicators of potential impairment may include an assessment of management's intended hold period and disposition strategy, a significant decrease in market price, expected future undiscounted cash flows, current industry and market trends and other factors including bona fide purchase offers received from third parties in making this assessment. When indicators of potential impairment suggest that the carrying value of real estate and related intangibles may not be recoverable, the Company assesses the recoverability by estimating whether the Company will recover the carrying value of the real estate and related intangibles through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of the real estate and related intangibles, the Company would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangibles. The Company recorded an impairment loss of $18.5 million and $11.0 million on its real estate and related intangibles during the years ended December 31, 2022 and 2021, respectively. See Note 9 for further discussion. There were no impairment losses on real estate and related intangibles during the year ended December 31, 2020.
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
December 31, 2022
Real Estate Held for Sale
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
Goodwill
Goodwill represents the excess of consideration paid over the fair value of underlying identifiable net assets of business acquired. The Company's goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company takes a qualitative approach to consider whether an impairment of goodwill exists prior to quantitatively determining the fair value of the reporting unit in step one of the impairment test. The Company performs its annual assessment on October 1st. The Company recorded impairment charges on goodwill of $8.1 million and $2.8 million for the years ended December 31, 2022 and 2021, respectively. See Note 9 for further discussion. There were no impairment losses on goodwill during the year December 31, 2020.
Investments in Unconsolidated Entities
The Company accounts for investments in unconsolidated entities in which the Company may exercise significant influence over, but does not control, using the equity method of accounting. Under the equity method, the investment is initially recorded at cost and subsequently adjusted to reflect additional contributions or distributions and the Company’s proportionate share of equity in the unconsolidated entity’s income (loss). The Company recognizes its proportionate share of the ongoing income or loss of the unconsolidated entity as equity in income (loss) of unconsolidated entity on the consolidated statements of operations. On a quarterly basis, the Company evaluates its investments in the unconsolidated entities for other-than-temporary impairments. The Company did not record any other-than-temporary impairment losses related to its unconsolidated entities accounted for under the equity method during the years ended December 31, 2022, 2021 and 2020.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Cash and cash equivalents are stated at cost, which approximates fair value. There were no restrictions on the use of the Company’s cash and cash equivalents as of December 31, 2022 and 2021.
The Company’s cash and cash equivalents balance exceeded federally insurable limits as of December 31, 2022. The Company monitors the cash balances in its operating accounts and adjusts the cash balances as appropriate; however, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2022
Restricted Cash
Restricted cash is comprised of lender impound reserve accounts on the Company’s borrowings for security deposits, property taxes, insurance, debt service obligations and capital improvements and replacements.
Deferred Financing Costs
Deferred financing costs represent commitment fees, loan fees, legal fees and other third-party costs associated with obtaining financing and are presented on the balance sheets as a direct deduction from the carrying value of the associated debt liability. These costs are amortized over the terms of the respective financing agreements using the effective interest method. Unamortized deferred financing costs are generally expensed when the associated debt is refinanced or repaid before maturity unless specific rules are met that would allow for the carryover of such costs to the refinanced debt. Deferred financing costs incurred before an associated debt liability is recognized are included in prepaid and other assets on the balance sheets. Costs incurred in seeking financing transactions that do not close are expensed in the period in which it is determined that the financing will not close.
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
December 31, 2022
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
On December 2, 2021, the Company’s board of directors approved an estimated value per share of the Company’s common stock of $10.68 (unaudited) based on the estimated value of the Company’s assets less the estimated value of the Company’s liabilities, or net asset value, divided by the number of shares outstanding as of September 30, 2021. Subsequently, on December 28, 2021, the Company’s board of directors declared a special dividend of $1.17 per share of the Company’s common stock to the stockholders of record as of the close of business on December 30, 2021. On January 26, 2022, the board of directors approved an updated estimated value per share of $9.51 (unaudited), based on the previous estimated value per share of $10.68 (unaudited), less the special dividend of $1.17. After giving effect to the declaration of the special dividend of $1.17 per share, the purchase price per share under the DRP was $9.51 and commenced in the first quarter of 2022.
On December 2, 2022, the Company’s board of directors approved an estimated value per share of the Company’s common stock of $10.50 (unaudited) based on the estimated value of the Company’s assets less the estimated value of the Company’s liabilities, or net asset value, divided by the number of shares outstanding as of September 30, 2022. As such, subsequent to December 2, 2022, the purchase price per share under the DRP was $10.50. The Company does not expect to have any proceeds from the dividend reinvestment plan in 2023.
On March 28, 2023, the Company determined to indefinitely suspend the DRP as of March 28, 2023 to minimize administrative costs.
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

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2022
•During any calendar year, the Company may redeem only the number of shares that the Company can purchase with the amount of net proceeds from the sale of shares under its dividend reinvestment plan during the prior calendar year; provided, however, that this limit may be increased or decreased by us upon ten business days’ notice to the Company’s stockholders. To the extent that the Company redeems less than the number of shares that the Company can purchase in any calendar year with the amount of net proceeds from the sale of shares under the Company’s dividend reinvestment plan during the prior calendar year plus any additional funds approved by the Company, such excess capacity to redeem shares during any calendar year shall be added to the Company’s capacity to otherwise redeem shares during the subsequent calendar year. Furthermore, during any calendar year, once the Company has received requests for redemptions, whether in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence”, or otherwise, that if honored, and when combined with all prior redemptions made during the calendar year, would result in the amount of remaining funds available for the redemption of additional shares in such calendar year being $1.0 million or less, the last $1.0 million of available funds shall be reserved exclusively for shares being redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence.” To the extent that, in the last month of any calendar year, the amount of redemption requests in connection with a stockholder’s death, “qualifying disability or “determination of incompetence” is less than the amount of available funds reserved for such redemptions in accordance with the previous sentence, any excess funds may be used to redeem shares not in connection with a stockholder’s death, “qualifying disability or “determination of incompetence” during such month.
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
•In addition to the capacity from the bullet above, during the year ended December 31, 2022, the Company’s board of directors has made available $8.0 million for redemptions in connection with a stockholder's death, “qualifying disability”, or “determination of incompetence”. As of December 31, 2022, $2.6 million remained available for redemptions in connection with a stockholder's death, “qualifying disability”, or “determination of incompetence” and ordinary redemptions were fully depleted. Therefore, in 2023, the Company may redeem no more than $2.6 million of shares in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence.”
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

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2022
The Company limits the dollar value of shares that may be redeemed under the program as described above. During the year ended December 31, 2022, the Company had redeemed $6.0 million of common stock under the share redemption program. The Company processed all redemption requests received in good order and eligible for redemption through the December 31, 2022 redemption date, except for 14,738,800 shares totaling $147.1 million due to the limitations described above. The Company recorded $2.6 million and $0.7 million of redeemable common stock payable on the Company’s balance sheets as of December 31, 2022 and 2021, respectively, related to unfulfilled redemption requests received in good order under the share redemption program. Based on the twelfth amended and restated share redemption program, the Company has $2.6 million available for redemptions during 2023, subject to the limitations described above.
Related Party Transactions
Pursuant to its advisory agreement with the Advisor, the Company is obligated to pay the Advisor and PORA specified fees upon the provision of certain services related to the investment of funds in real estate and real estate-related investments, management of the Company’s investments and for other services (including, but not limited to, the disposition of investments). The Company is or was obligated to reimburse the Advisor for acquisition and origination expenses and certain operating expenses incurred on behalf of the Company or incurred in connection with providing services to the Company. In addition, the Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the applicable advisory agreement. See Note 9 for further details.
The Company records all related party fees as incurred, subject to any limitations described in the advisory agreement. The Company had not incurred any subordinated participation in net cash flows or subordinated incentive listing fees payable to the Advisor through December 31, 2022.
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
Derivative Instruments
The Company enters into derivative instruments for risk management purposes to hedge its exposure to cash flow variability caused by changing interest rates on its variable rate notes payable. Additionally, the Company enters into derivative instruments such as cross currency swaps, puts or calls for risk management purposes to hedge its exposure to variability in foreign currency exchange rates of the Israeli new Shekel versus the U.S. Dollar. Pursuant to these agreements, the Company may deposit collateral with a counterparty and may pay a fee equal to a fixed percentage of the value of the underlying security (notional amount). The Company may be required to deposit additional collateral equal to the unrealized appreciation or depreciation on the underlying asset. The Company records these derivative instruments at fair value on the accompanying consolidated balance sheets. The changes in fair value for derivative instruments that are not designated as a hedge or that do not meet the hedge accounting criteria are recorded as gain or loss on derivative instruments and included in earnings in the accompanying consolidated statements of operations.
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
December 31, 2022
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
The Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. Neither the Company nor its subsidiaries have been assessed interest or penalties by any major tax jurisdictions. The Company’s evaluations were performed for all open tax years through December 31, 2022. As of December 31, 2022, returns for the calendar year 2018 through 2021 remain subject to examination by major tax jurisdictions.
The Company’s hotel properties are leased to wholly-owned taxable REIT subsidiaries, which in turn contracts with an independent hotel management company that manages the day-to-day operations of the Company’s hotel. Lease revenue generated from the taxable REIT subsidiary is eliminated in consolidation.
Segments
The Company operates in three reportable business segments: opportunistic real estate and real estate-related investments, residential homes, and hotel, which is how the Company's management manages the business. In general, the Company intends to hold its investments in opportunistic real estate and other real estate-related assets for capital appreciation. Traditional performance metrics of opportunistic real estate and other real estate-related assets may not be meaningful as these investments are generally non-stabilized and do not provide a consistent stream of interest income or rental revenue. These investments exhibit similar long-term financial performance and have similar economic characteristics. These investments typically involve a higher degree of risk and do not provide a constant stream of ongoing cash flows. As a result, the Company’s management views opportunistic real estate and other real estate-related assets as similar investments and aggregated into one reportable business segment. The Company owns residential homes in 18 markets and are all aggregated into one reportable business segment due to the homes being stabilized, having high occupancy rates and have similar economic characteristics. Additionally, the Company owned one hotel as of December 31, 2022 and is a separate reportable business segment due to the nature of the hotel business with short-term stays.
Per Share Data
The Company applies the two-class method when computing its basic and diluted earnings per share. Net loss is allocated to the unvested restricted stock payable outstanding during each year, as the restricted stock contains non-forfeitable rights to distributions and is therefore considered a participating security. The Company's unvested restricted stock payable have been included in the calculation of basic and diluted earnings per share for the years ended December 31, 2022, 2021 and 2020, as the restriction is not contingent on any conditions except the passage of time. Potential common shares consist of unvested restricted stock, using the more dilutive of either the two-class method or the treasury stock method.
Basic and diluted loss per share of common stock is calculated by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted earnings (loss) per share of common stock is computed based on the weighted-average number of shares of common stock outstanding during each period, plus potential common shares considered outstanding during the period, as long as the inclusion of such awards is not anti-dilutive.
The following table summarizes the computation of basic and diluted net loss per common share for the years ended December 31, 2022, 2021 and 2020 (in thousands, except per share data):

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2022

	Years Ended December 31,
	2022	2021	2020
Numerator:
Net loss	$(41,670)	$(12,498)	$(48,813)
Net (income) loss attributable to noncontrolling interests	(530)	2,310	738
Net loss attributable to redeemable noncontrolling interest	81	146	56
Preferred stock dividends	(1,123)	(913)	(989)
Adjustment to redemption value of noncontrolling cumulative convertible redeemable preferred stock	(1,800)	—	—
Net loss attributable to common stockholders (for net loss per common share, basic and diluted)	$(45,042)	$(10,955)	$(49,008)

Denominator:
Weighted-average number of common shares outstanding, basic and diluted	103,522,696	96,967,983	75,407,976

Net loss per common share, basic and diluted	$(0.44)	$(0.11)	$(0.65)
Distributions declared per share were $0, $1.17 and $0.009 during the years ended December 31, 2022, 2021 and 2020, respectively.
Square Footage, Occupancy and Other Measures
Square footage, acres, units, number of homes, markets, occupancy, average revenue per available room, average daily rate, number of tenants and other measures including annualized base rents and annualized base rents per square foot used to describe real estate and real-estate related investments included in these Notes to Consolidated Financial Statements are presented on an unaudited basis.
Recently Adopted Accounting Pronouncements
Reference Rate Reform — In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional relief to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference London Inter-Bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. Additionally, in January 2021, the FASB issued ASU No. 2021-01, which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The Company adopted Topic 848 during the year ended December 31, 2022 and the related prospective optional expedients for its variable rate debt and related derivatives is not expected to have a material impact to the Company.
In December 2022, the FASB issued ASU 2022-06, Topic 848, Deferral of the Sunset Date of Topic 848 which defers the sunset date of ASU 2022-04, Topic 848: Facilitation of the Effects of Reference Rate Reform to December 31, 2024. ASU 2022-06 is effective immediately for all companies. ASU 2022-06 did not have an impact on our consolidated financial statements for the year ended December 31, 2022.
There have been no other recent accounting pronouncements, changes in accounting pronouncements or recently adopted accounting guidance during the year ended December 31, 2022 that are of significance or potential significance to the Company.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2022
3.     REAL ESTATE HELD FOR INVESTMENT
As of December 31, 2022, the Company consolidated eight office properties, one office portfolio consisting of two office buildings and 25 acres of undeveloped land encompassing, in the aggregate, approximately 3.2 million rentable square feet. As of December 31, 2022, these properties were 69% occupied. In addition, the Company consolidated one residential home portfolio consisting of 2,456 residential homes and encompassing approximately 3.5 million rental square feet and two apartment properties containing 609 units and encompassing approximately 0.5 million rentable square feet, which were 94% and 95% occupied, respectively as of December 31, 2022. The Company also consolidated one hotel property with 196 rooms, two investments in undeveloped land with approximately 742 developable acres, and one office/retail development property. The following table summarizes the Company’s real estate held for investment as of December 31, 2022 and 2021, respectively (in thousands):

	December 31, 2022	December 31, 2021
Land	$269,376	$245,200
Buildings and improvements	1,063,782	954,851
Tenant origination and absorption costs	27,996	43,375
Total real estate, cost	1,361,154	1,243,426
Accumulated depreciation and amortization	(141,750)	(124,876)
Total real estate, net	$1,219,404	$1,118,550
Operating Leases
Certain of the Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of December 31, 2022, the leases, excluding options to extend apartment leases and residential home leases, which have terms that are generally one year or less, had remaining terms of up to 12.6 years with a weighted-average remaining term of 3.7 years. Some of the leases have provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from tenants in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash and assumed in real estate acquisitions related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $6.5 million and $6.0 million as of December 31, 2022 and 2021, respectively.
During the years ended December 31, 2022, 2021 and 2020, the Company recognized deferred rent from tenants of $2.6 million, $1.9 million and $3.4 million, respectively, net of lease incentive amortization. As of December 31, 2022 and 2021, the cumulative deferred rent receivable balance, including unamortized lease incentive receivables, was $18.3 million and $16.3 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $2.8 million and $3.3 million of unamortized lease incentives as of December 31, 2022 and 2021, respectively.
As of December 31, 2022, the future minimum rental income from the Company’s properties, excluding apartment and residential home leases, under non-cancelable operating leases was as follows (in thousands):

2023	$61,327
2024	58,093
2025	47,651
2026	33,929
2027	26,146
Thereafter	57,434
$284,580

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2022
As of December 31, 2022, the Company’s commercial real estate properties were leased to approximately 300 tenants (unaudited) over a diverse range of industries and geographic areas. The Company’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Public Administration	14	$7,774	12.7%
Professional, Scientific, and Technical Services	38	7,346	12.0%
Computer Systems Design and Related Services	31	7,056	11.6%
		$22,176	36.3%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2022, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
No other tenant industries accounted for more than 10% of annualized base rent. No material tenant credit issues have been identified at this time. During the years ended December 31, 2022 and 2021, the Company recorded adjustments to rental income of $2.6 million and $3.3 million, respectively, for lease payments that were deemed not probable of collection.
Hotel Properties
The following table provides detailed information regarding the Company’s hotel revenues for its two hotel properties (the Springmaid Beach Resort was sold on September 1, 2022) for the years ended December 31, 2022 and 2021 and October 5, 2020 through December 31, 2020 (due to the Merger) (in thousands):

	Year Ended December 31,
	2022	2021	October 5, 2020 through December 31, 2020
Hotel revenues:
Room	$23,834	$22,889	$2,545
Food, beverage and convention services	3,641	3,752	420
Campground	807	1,078	270
Other	2,467	3,087	483
Hotel revenues	$30,749	$30,806	$3,718
Contract Liabilities
The following table summarizes the Company’s contract liabilities, which are comprised of hotel advanced deposits and deferred proceeds received from the buyers of the Park Highlands land sales and another developer for the value of land that was contributed to a master association that is consolidated by the Company, which are included in other liabilities in the accompanying consolidated balance sheets, as of December 31, 2022 and December 31, 2021 (in thousands):

	December 31, 2022	December 31, 2021
Contract liability	$23,904	$7,313
Revenue recognized in the period from:
Amounts included in contract liability at the beginning of the period	$9,215	$159
Geographic Concentration Risk
As of December 31, 2022, the Company’s real estate held for investment in California and Georgia represented 21.7% and 10.0%, respectively, of the Company’s total assets. As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the California and Georgia real estate markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2022
Impairment of Real Estate
During the year ended December 31, 2022, the Company recorded impairment charges on real estate in the aggregate of $18.5 million, to write down the carrying value of 210 West 31st Street by $4.4 million, a development property located in New York, New York (“210 West 31st Street”) and Oakland City Center by $11.6 million, an office property located in Oakland, California, to their estimated fair value due to a change in the projected hold period and related decrease in projected cash flows. Additionally, the Company determined that based on the amended sale price of the Springmaid Beach Resort, the book value was not recoverable and the Company wrote down the carrying value of Springmaid Beach Resort by $2.5 million.
During the year ended December 31, 2021, the Company recorded impairment charges on real estate in the aggregate of $11.0 million, to write down the carrying value of 210 West 31st Street by $6.6 million and Lincoln Court by $4.4 million to their estimated fair value due to a change in the projected hold period and related decrease in projected cash flows. Such amounts were included in the accompanying consolidated statements of operations within impairment charges on real estate and related intangibles. There were no impairment charges during the year ended December 31, 2020.
PORT II Consolidation
On July 1, 2022 (“consolidation date”), the Company became the primary beneficiary of Pacific Oak Residential Trust II, Inc. (“PORT II”), a related party and consolidated PORT II into the Company's financial statements. As of July 1, 2022, PORT II owned 588 residential homes. Refer to Note 10 for additional details on PORT II and the consolidation. The following table summarizes the components of the PORT II and the gain recognized by the Company (in thousands):

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

4.     TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES
As of December 31, 2022 and 2021, the Company’s tenant origination and absorption costs (included in total real estate and real estate-related investments, net), above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Cost	$27,995	$43,375	$4,103	$4,138	$(3,534)	$(6,719)
Accumulated Amortization	(13,987)	(20,738)	(1,830)	(1,496)	945	2,639
Net Amount	$14,008	$22,637	$2,273	$2,642	$(2,589)	$(4,080)

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2022
Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the years ended December 31, 2022, 2021 and 2020 were as follows (in thousands):

	Tenant Origination and Absorption Costs			Above-Market Lease Assets			Below-Market Lease Liabilities
	For the Years Ended December 31,			For the Years Ended December 31,			For the Years Ended December 31,
	2022	2021	2020	2022	2021	2020	2022	2021	2020
Amortization	$(9,926)	$(15,177)	$(10,453)	$(367)	$(514)	$(476)	$1,375	$1,792	$1,382
The remaining unamortized balance for these outstanding intangible assets and liabilities as of December 31, 2022 will be amortized for the years ending December 31 as follows (in thousands):

	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities	Housing Subsidy	Tax Abatements
2023	$(4,924)	$(356)	$1,019	$(71)	$(227)
2024	(3,575)	(355)	821	(71)	(4)
2025	(2,330)	(339)	544	(71)	—
2026	(1,047)	(309)	138	(71)	—
2027	(467)	(221)	45	(71)	—
Thereafter	(1,665)	(693)	22	(1,465)	—
	$(14,008)	$(2,273)	$2,589	$(1,820)	$(231)
Weighted-Average Remaining Amortization Period	4.9 years	7.5 years	2.9 years	25.8 years	0.6 years
As of December 31, 2022 and 2021, the Company had recorded a housing subsidy intangible asset, net of amortization, which is included in prepaid expenses and other assets in the accompanying balance sheets, of $1.8 million and $1.9 million, respectively. During the years ended December 31, 2022, 2021 and 2020, the Company recorded amortization expense of $71,000, $71,000 and $17,000, respectively, related to the housing subsidy intangible asset.
Additionally, as of December 31, 2022 and 2021, the Company had recorded tax abatement intangible assets, net of amortization, on real estate investments, which are included in prepaid expenses and other assets in the accompanying balance sheets, of $0.2 million and $0.7 million, respectively. During the years ended December 31, 2022, 2021 and 2020, the Company recorded amortization expense of $0.5 million, $0.9 million, and $0.7 million related to tax abatement intangible assets, respectively.

5.     REAL ESTATE EQUITY SECURITIES
As of December 31, 2022, the Company owned three investments in real estate equity securities. The following summarizes the portion of gain and loss for the period related to real estate equity securities held during the years ended December 31, 2022 and 2021 (in thousands):

	For the Years Ended December 31,
	2022	2021
Net (loss) gain recognized during the period on real estate equity securities	$(51,943)	$28,632
Less: Net gain recognized during the period on real estate equity securities sold during the period	—	3,036
Unrealized (loss) gain recognized during the reporting period on real estate equity securities still held at period end	$(51,943)	$25,596
During the years ended December 31, 2022, 2021 and 2020, the Company recognized $5.6 million, $9.7 million and $5.3 million, respectively, of dividend income from real estate equity securities.

6.    REAL ESTATE DISPOSITIONS
During the year ended December 31, 2022, the Company disposed of two office buildings, one hotel and approximately 67 developable acres of undeveloped land. During the year ended December 31, 2021, the Company disposed of one office building and approximately 193 developable acres of undeveloped land. There were no material dispositions during the year ended December 31, 2020.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2022
On November 30, 2022, the Company sold approximately 67 developable acres of Park Highlands undeveloped land for $55.0 million, before closing costs and credits. The purchaser is not affiliated with the Company or the Advisor. The Company recognized a pre-tax gain on sale of $42.8 million related to the land sale. In addition, the land parcels were held and sold through one of the Company’s taxable REIT subsidiaries (“TRS”) for certain tax planning purposes and to ensure preservation of the Company’s REIT status. For purposes of the determination of U.S. federal and state income taxes, the Company’s TRS’ record current or deferred income taxes based on differences (both permanent and timing) between the determination of their taxable income and net income under GAAP. In connection with the Park Highlands sale, the Company recorded an income tax provision of $4.9 million at the TRS level. There were no state taxes related to this disposition.

The following table reconciles the U.S. federal statutory income tax rate to our effective income tax rate for the transaction’s taxable gain:

For the Year Ended December 31, 2022
U.S. federal statutory income tax rate	21%
Net capital loss carryforwards utilized	(3)%
Change in valuation allowance	(1)%
Effective rate	17%

During the year ended December 31, 2022, the Company fully released its valuation allowance primarily related to its federal net capital loss carryforwards as the Company determined it was more likely than not that these deferred tax assets would be realized. The decision to release the valuation allowance was made after management considered all available evidence, both positive and negative, including but not limited to, anticipated land sales. As of December 31, 2022, the Company had no deferred tax assets or deferred tax liabilities in the Company's property-level TRS.
On September 1, 2022, the Company, through an indirect wholly owned subsidiary, sold the Springmaid Beach Resort to a purchaser unaffiliated with the Company or the Advisor for $91.0 million, before closing costs and credits. The carrying value of the Springmaid Beach Resort as of the disposition date was $87.2 million, which was net of $3.4 million of accumulated depreciation and amortization and $2.5 million of impairment charges. In connection with the sale of the Springmaid Beach Resort, the Company repaid $53.0 million of the outstanding principal balance due under the mortgage loan secured by the Springmaid Beach Resort and $1.3 million of the proceeds were held for contingent repairs related to the property. As a result of the sale of the Springmaid Beach Resort, certain assets and liabilities were reclassified to held for sale on the consolidated balance sheets as of December 31, 2021.
On January 24, 2022, the Company, through an indirect wholly owned subsidiary, sold two office buildings related to the Richardson Portfolio and containing 141,950 rentable square feet in Richardson, Texas (“Greenway Buildings”) to a purchaser unaffiliated with the Company or the Advisor (as defined in Note 10), for $11.0 million, before closing costs and credits. The carrying value of the Greenway Buildings as of the disposition date was $5.6 million, which was net of $3.2 million of accumulated depreciation and amortization. In connection with the sale of the Greenway Buildings, the Company repaid $9.1 million of the outstanding principal balance due under the mortgage loan secured by the Greenway Buildings. The Company recognized a gain on sale of $3.6 million related to the disposition of the Greenway Buildings, net of closing costs and adjustments. As a result of the sale of the Greenway Buildings, certain assets and liabilities were reclassified to held for sale on the consolidated balance sheets as of December 31, 2021.
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
December 31, 2022
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
There was no real estate held for sale as of December 31, 2022 and December 31, 2021, except where the Company retrospectively reclassified 2021 real estate as held for sale due to 2022 activity. The operations of real estate properties sold and gain on sales are included in continuing operations on the accompanying statements of operations. The following table summarizes certain revenue and expenses related to these properties for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Years Ended December 31,
	2022	2021	2020
Revenues
Rental income	457	9,971	14,993
Hotel revenues	21,019	25,202	2,541
Other operating income	10	677	1,151
Total revenues	$21,486	$35,850	$18,685
Expenses
Operating, maintenance, and management	69	3,278	14,173
Real estate taxes and insurance	21	1,362	2,075
Hotel expenses	6,574	8,240	1,403
Asset management fees to affiliate	470	1,533	1,270
Depreciation and amortization	966	4,728	8,004
Interest expense	3,755	6,652	4,958
Total expenses	$11,855	$25,793	$31,883

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2022
7.     NOTES AND BONDS PAYABLE
As of December 31, 2022 and December 31, 2021, the Company’s notes and bonds payable, including notes payable related to real estate held for sale, consisted of the following (dollars in thousands):

	Book Value as of December 31, 2022	Book Value as of December 31, 2021	Contractual Interest Rate as of December 31, 2022 (1)	Interest Rate at December 31, 2022 (1)	Payment Type (2)	Maturity Date (3)
Richardson Portfolio Mortgage Loan	$18,844	$28,470	SOFR + 2.50%	6.11%	Principal & Interest	11/01/2023
Park Centre Mortgage Loan	26,233	26,185	BSBY + 1.75%	6.90%	Principal & Interest	06/27/2023
1180 Raymond Mortgage Loan (4)	31,070	31,070	BSBY + 2.25%	6.61%	Interest Only	12/01/2023
Pacific Oak SOR (BVI) Holdings, Ltd. Series B Debentures (6)	331,213	271,978	3.93%	3.93%	(6)	01/31/2026
Crown Pointe Mortgage Loan	53,758	52,315	SOFR + 2.30%	6.60%	Interest Only	04/01/2025
The Marq Mortgage Loan	60,796	61,874	BSBY + 1.55%	5.91%	Principal & Interest	06/06/2023
Eight & Nine Corporate Centre Mortgage Loan	47,945	48,545	BSBY + 1.60%	5.96%	Principal & Interest	06/08/2023
Georgia 400 Center Mortgage Loan	44,129	61,154	LIBOR + 1.55%	5.95%	Interest Only	05/22/2023
PORT Mortgage Loan 1	51,302	51,302	4.74%	4.74%	Interest Only	10/01/2025
PORT Mortgage Loan 2	10,523	10,523	4.72%	4.72%	Interest Only	03/01/2026
PORT MetLife Loan	60,000	60,000	3.90%	3.90%	Interest Only	04/10/2026
PORT II Metlife Loan (7)	93,701	—	3.99%	3.99%	Interest Only	04/10/2026
Springmaid Beach Resort Mortgage Loan	—	55,491	(5)	(5)	(5)	(5)
Q&C Hotel Mortgage Loan	24,784	25,000	LIBOR + 2.50% (8)	6.90%	Principal & Interest	01/31/2023 (8)
Lincoln Court Mortgage Loan (4)	35,314	34,623	SOFR + 3.25%	7.55%	Interest Only	08/07/2025
Lofts at NoHo Commons Mortgage Loan	71,536	74,536	SOFR + 2.18% (9)	6.48%	Interest Only	09/09/2023
210 West 31st Street Mortgage Loan	—	8,850	(5)	(5)	(5)	(5)
Oakland City Center Mortgage Loan (4)	87,000	96,075	BSBY + 3.00%	7.36%	Principal & Interest	09/01/2023
Madison Square Mortgage Loan	17,964	17,500	4.63%	4.63%	Interest Only	10/07/2024
Total Notes and Bonds Payable principal outstanding	1,066,112	1,015,491
Discount on Notes and Bonds Payable, net (10)	(11,964)	(8,146)
Deferred financing costs, net	(9,439)	(8,396)
Total Notes and Bonds Payable, net	$1,044,709	$998,949
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of December 31, 2022. The interest rate is calculated as the actual interest rate in effect as of December 31, 2022 (consisting of the contractual interest rate and contractual floor rates), using interest rate indices at December 31, 2022, where applicable.
(2) Represents the payment type required under the loan as of December 31, 2022. Certain future monthly payments due under this loan also include amortizing principal payments. For more information of the Company’s contractual obligations under its notes and bonds payable, see five-year maturity table below.
(3) Represents the initial maturity date or the maturity date as extended as of December 31, 2022; subject to certain conditions, the maturity dates of certain loans may be extended beyond the date shown.
(4) The Company’s notes and bond’s payable are generally non-recourse. These mortgage loans have guarantees over certain balances whereby the Company would be required to make guaranteed payments in the event that the Company turned the property over to the lender. The guarantees are typically 25% of the outstanding loan balance. As of December 31, 2022, the guaranteed amount in the aggregate was $38.3 million.
(5) These loans were paid off during the year ended December 31, 2022.
(6) See “Israeli Bond Financing” below.
(7) As of December 31, 2022, $93.7 million had been disbursed to the Company and up to $6.3 million was available for future disbursements, subject to certain terms and conditions contained in the loan documents.
(8) The interest rate is variable at the higher of one-month LIBOR + 2.5% or 4.5%. Subsequent to December 31, 2022, the Company extended the Q&C Hotel Mortgage Loan to January 31, 2024. Beginning February 1, 2023 through March 31, 2023, the interest rate is 8.25% and thereafter is SOFR + 3.5%.
(9) The variable rate is at the higher of one-month SOFR or 1.75%, plus 2.18%.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2022
(10) Represents the unamortized premium/discount on notes and bonds payable due to the above- and below-market interest rates when the debt was assumed. The discount/premium is amortized over the remaining life of the notes and bonds payable.
During the years ended December 31, 2022, 2021 and 2020, the Company incurred $48.1 million, $40.5 million and $29.1 million of interest expense, respectively. Included in interest expense for the years ended December 31, 2022, 2021 and 2020, was $3.7 million, $3.2 million and $3.3 million of amortization of deferred financing costs, respectively and $4.8 million, $2.7 million and $0.6 million of amortization of the debt discount / premium for the years ended December 31, 2022, 2021 and 2020, respectively. Additionally, during the years ended December 31, 2022, 2021 and 2020, the Company capitalized $2.5 million, $2.1 million and $2.9 million of interest, respectively, to its investments in undeveloped land.
As of December 31, 2022 and 2021, the Company’s interest payable was $9.1 million and $6.6 million, respectively.
The following is a schedule of maturities, including principal amortization payments, for all notes and bonds payable outstanding as of December 31, 2022 (in thousands):

2023	$412,338
2024	128,366
2025	250,779
2026	274,629
2027	—
Thereafter	—
$1,066,112

The Company had a total of $522.7 million of debt obligations scheduled to mature from January 1, 2023 through 12 months from the report issuance date. The Company has extension options with respect to $166.7 million of the debt obligations outstanding that are scheduled to mature over the next 12 months; however, the Company cannot exercise these options if not then in compliance with certain financial covenants in the loans without making a cash payment and there is no assurance that the Company will be able to meet these requirements. All of the Company’s debt obligations are generally non-recourse, subject to certain limited guaranty payments, as outlined in the table above, except for the Company’s Series B Debentures (as defined below). The Company plans to utilize available extension options or seek to refinance the notes payable. The Company may also choose to market the properties for sale or may negotiate a turnover of the secured properties back to the related mortgage lender.
The Company’s notes and bonds payable contain various financial debt covenants, including minimum equity requirements and liquidity ratios. As of December 31, 2022, the Company was in compliance with all of these debt covenants with the exception that the Georgia 400 Center Mortgage Loan, Richardson Portfolio Mortgage Loan, Park Centre Mortgage Loan, Lofts at NoHo Commons Mortgage Loan, Lincoln Court Mortgage Loan, and Oakland City Center Mortgage Loan were not in compliance with the debt service coverage requirement. As a result of such non-compliance, the Company is required to provide a cash sweep for the Georgia 400 Center Mortgage Loan and the remaining loans are at-risk of cash sweeps and/or principal pay downs if in non-compliance.
Israeli Bond Financings
On February 16, 2020, Pacific Oak Strategic Opportunity BVI issued 254.1 million Israeli new Shekels (approximately $74.1 million as of February 16, 2020) of Series B debentures (the “Series B Debentures”) to Israeli investors pursuant to a public offering registered with the Israel Securities Authority. The Series B Debentures bear interest at the rate of 3.93% per year. The Series B Debentures have principal installment payments equal to 33.33% of the face amount of the Series B Debentures on January 31st of each year from 2024 to 2026. Pacific Oak Strategic Opportunity BVI issued additional Series B Debentures subsequent to the initial issuance and as of December 31, 2022, 1.2 billion Israeli new Shekels (approximately $331.2 million as December 31, 2022) were outstanding. The additional Series B Debentures have an equal level of security, pari passu, amongst themselves and between them and the initial Series B Debentures, which were initially issued, without any right of precedence or preference between any of them.
The deed of trust that governs the terms of the Series B Debentures contains various financial covenants. As of December 31, 2022, the Company was in compliance with all of these financial debt covenants.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2022
8.     FAIR VALUE DISCLOSURES
The following were the face values, carrying amounts and fair values of the Company’s financial instruments as of December 31, 2022 and 2021, which carrying amounts do not approximate the fair values (in thousands):

	December 31, 2022			December 31, 2021
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial liabilities (Level 3):
Notes payable	$734,899	$728,433	$716,813	$743,513	$740,176	$740,347
Financial liabilities (Level 1):
Pacific Oak Strategic Opportunity (BVI) Holdings, Ltd. Series B Debentures	$331,213	$316,276	$304,758	$271,978	$258,773	$274,697
Disclosure of the fair value of financial instruments is based on pertinent information available to the Company as of the period end and requires a significant amount of judgment. This has made the estimation of fair values difficult and, therefore, both the actual results and the Company’s estimate of value at a future date could be materially different.
As of December 31, 2022, the Company measured the following assets at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Real estate equity securities	$60,153	$60,153	$—	$—
Asset derivative - interest rate caps	$2,267	$—	$2,267	$—
Liability derivative - foreign currency collar	$3,115	$—	$3,115	$—
Nonrecurring Basis:
Impaired real estate (1)	$212,800	$—	$—	$212,800
Impaired goodwill	$5,436	$—	$—	$5,436
_____________________
(1) Amount represents the fair value for a real estate asset impacted by impairment charges during the year ended December 31, 2022, as of the date that the fair value measurement was made. The carrying value for the real estate asset may have subsequently increased or decreased from the fair value reflected due to activity that has occurred since the measurement date.
During the year ended December 31, 2022, two of the Company’s real estate properties were measured at their estimated fair value. 210 West 31st Street was based on a sales comparison approach and Oakland City Center was based on an income approach with the significant unobservable inputs used in measuring the estimated fair value of this property include an initial discount rate of 6.50% and a terminal cap rate of 5.75% and subsequently measured with a discount rate of 6.75% and a terminal cap rate of 6.00%. Additionally, the Springmaid Beach Resort was measured at it’s estimated fair value based on the contractual sale price. During the year ended December 31, 2022, the Company recorded impairment charges on real estate in the aggregate of $18.5 million, to write down the carrying value of 210 West 31st Street, Oakland City Center, and the Springmaid Beach Resort. The fair value of the Company's real estate were measured using significant other observable inputs (Level 2) and significant unobservable inputs (Level 3) for the year ended December 31, 2022, which included contractual sale price, projected cash flows, terminal capitalization rates, and discount rates.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2022
As of December 31, 2021, the Company measured the following assets at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Real estate equity securities	$112,096	$112,096	$—	$—
Asset derivative - interest rate caps	$8	$—	$8	$—
Nonrecurring Basis:
Impaired real estate (1)	$97,600	$—	$—	$97,600
Impaired goodwill	$13,534	$—	$—	$13,534
_____________________
(1) Amount represents the fair value for a real estate asset impacted by impairment charges during the year ended December 31, 2021, as of the date that the fair value measurement was made. The carrying value for the real estate asset may have subsequently increased or decreased from the fair value reflected due to activity that has occurred since the measurement date.
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
Goodwill Impairment
During the year ended December 31, 2022, the Company determined that based on the sale of the Springmaid Beach Resort and a decline in projected cash flows for Oakland City Center, it was more likely than not that the fair value of the reporting units that included Oakland City Center and Springmaid Beach Resort were less than book value. The resulting real estate impairment charge on Oakland City Center and the sale of Springmaid Beach Resort, resulted in the fair value of the reporting units to be below fair value and the entirety of the goodwill associated to the reporting units to be written off. During the year ended December 31, 2022, the Company recorded goodwill impairment charges of $8.1 million in the consolidated statements of operations.
During the year ended December 31, 2021, due to a decline in projected cash flows for real estate held in certain reporting units, the Company determined that the carrying value of certain reporting units exceeded the estimated fair value and recognized impairment charges of $2.8 million. The determination of fair value includes numerous estimates and assumptions that are subject to risks and uncertainties. The change in the projected hold period and related decrease in projected cash flows have created additional uncertainty in forecasting the operating results and future cash flows used in our impairment analysis. The Company has made reasonable estimates and judgements. The fair value of the Company's reporting units were measured using significant unobservable inputs (Level 3), which included projected cash flows, terminal capitalization rates and discount rates.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2022
The following table summarizes the goodwill impairment activity during years ended December 31, 2022 and 2021 (in thousands):

	Gross Goodwill	Accumulated Impairment	Net Goodwill
Balance, December 31, 2020	$16,342	$—	$16,342
Impairment charges on goodwill	—	(2,808)	(2,808)
Balance, December 31, 2021	$16,342	$(2,808)	$13,534
Impairment charges on goodwill	—	(8,098)	(8,098)
Balance, December 31, 2022	$16,342	$(10,906)	$5,436

9.     RELATED PARTY TRANSACTIONS
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
Subject to certain restrictions and limitations, the business of the Company is externally managed by the Advisor pursuant to an advisory agreement (the “Advisory Agreement”). The Advisory Agreement is currently effective through November 1, 2023; however the Company or the Advisor may terminate the Advisory Agreement without cause or penalty upon providing 60 days’ written notice. The Advisor conducts the Company’s operations and manages its portfolio of real estate and other real estate-related investments except with respect to the Company’s single family rental property portfolio as described below.
Acquisition and Origination Fees
The Company pays the Advisor an acquisition and origination fee equal to 1% of the cost of investments acquired, or the amount funded by the Company to acquire or originate mortgage, mezzanine, bridge or other loans, including any acquisition and origination expenses related to such investments and any debt attributable to such investments.
Asset Management Fee
With respect to investments in loans and any investments other than real estate, the Company pays the Advisor a monthly fee calculated, each month, as one-twelfth of 0.75% or 1.0%, respectively, of the lesser of (i) the amount paid or allocated to acquire or fund the loan or other investment, inclusive of acquisition and origination fees and expenses related thereto and the amount of any debt associated with or used to acquire or fund such investment and (ii) the outstanding principal amount of such loan or other investment, plus the acquisition and origination fees and expenses related to the acquisition or funding of such investment, as of the time of calculation.
With respect to investments in real estate, the Company pays the Advisor a monthly asset management fee equal to one-twelfth of 0.75% or 1.0%, respectively, of the amount paid or allocated to acquire the investment, including the cost of subsequent capital improvements, inclusive of acquisition fees and expenses related thereto and the amount of any debt associated with or used to acquire such investment.
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

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2022
Pacific Oak Residential Advisors, LLC
Effective September 1, 2022, the Company entered into an advisory agreement (the “PORT Advisory Agreement”) with Pacific Oak Residential Advisors, LLC (“PORA”), an affiliate of the Advisor, pursuant to which PORA will act as a product specialist with respect to the Company’s single family rental property portfolio, held through a wholly owned subsidiary. The PORT Advisory Agreement has an initial two-year term and may be renewed for additional one-year terms.
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

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2022
Pacific Oak Capital Markets, LLC
On September 9, 2022, the Company, through PORT, commenced a private offering of up to $500 million of common stock in a primary offering and up to $50 million of common stock under its distribution reinvestment plan (the “Private Offering”). PORT engaged Pacific Oak Capital Markets, LLC (“POCM”), an affiliate of the Advisor, PORA and DMH Realty, to be the dealer manager for the Private Offering, pursuant to a dealer manager agreement effective as of September 9, 2022, which was subsequently amended and restated as of January 13, 2023 to reflect the creation of a $5.0 million escrow arrangement (the “PORT Dealer Manager Agreement”). Pursuant to the PORT Dealer Manager Agreement, with respect to Class A shares, PORT will generally pay POCM: (1) selling commissions equal to up to 6.0% of the net asset value (“NAV”) of each share sold in the primary offering, which POCM may reallow in part or in full to participating broker-dealers; (2) a dealer manager fee equal to up to 1.5% of the NAV of each share sold in the primary offering, which POCM may reallow in part or in full to participating broker-dealers; and (3) a placement agent fee equal to up to 1.5% of the NAV of each share sold in the primary offering. With respect to Class T shares, PORT will generally pay POCM: (1) selling commissions equal to up to 3.0% of the NAV of each share sold in the primary offering, which POCM may reallow in part or in full to participating broker-dealers; (2) a dealer manager fee equal to up to 0.75% of the NAV of each share sold in the primary offering, which POCM may reallow in part or in full to participating broker-dealers; and (3) a placement agent fee equal to up to 0.75% of the NAV of each share sold in the primary offering. PORT will not pay any selling commissions, dealer manager or placement agent fees in connection with the sale of shares under the distribution reinvestment plan. The Advisor is the sponsor for the Private Offering and as the sponsor, they will incur reimbursable organization and offering costs on behalf of PORT. PORT will incur an organization and offering expense fee equal to 0.5% of the NAV of each share sold in the Private Offering to help fund the reimbursement to the sponsor. As of December 31, 2022, no fees were incurred related to this arrangement with POCM.
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the years ended December 31, 2022, 2021 and 2020, respectively, and any related amounts payable as of December 31, 2022 and 2021 (in thousands):

	Incurred			Payable as of December 31,
	2022	2021	2020	2022	2021
Expensed
Asset management fees to affiliate	$13,678	$14,012	$9,982	$2,618	$1,903
Property management fees (1)	1,267	479	229	181	—
Reimbursable operating expenses	—	—	148	—	—
Disposition fees (2)	1,294	1,196	—	—	—
Subordinated performance fee due upon termination to affiliate (3)	—	1,678	(1,720)	—	—
Capitalized
Acquisition fees on real estate (4)	67	20	171	—	—
Acquisition fees on real estate equity securities	—	—	143	—	—
Acquisition fee on investment in unconsolidated entities	—	46	—	—	—
	$16,306	$17,431	$8,953	$2,799	$1,903
_____________________
(1) Property management fees related to DMH Realty are recorded as operating, maintenance, and management expenses on the Company’s consolidated statements of operations.
(2) Disposition fees with respect to real estate sold are recorded as gain (loss) on sale of real estate on the Company’s consolidated statements of operations.
(3) Change in estimate of fees payable to the Company’s previous advisor, KBS Capital Advisors LLC (“KBS Capital Advisors) due to the termination of the former advisory agreement with KBS Capital Advisors. Subordinated performance fee due upon termination to affiliate are recorded on the Company’s consolidated statements of operations.
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
December 31, 2022
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
December 31, 2022
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
December 31, 2022
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
Prior to the acquisition date, the Company accounted for its investment in the Battery Point A-3 Preferred Stock as an equity investment without a readily determinable value. The acquisition-date carrying value of the previous equity interest was $14.0 million and is included in the measurement of the consideration transferred. The Company recognized a gain of $2.0 million as a result of remeasuring its prior equity interest in the Battery Point A-3 Preferred Stock held before the acquisition. The gain is included in the line item “Gain from remeasurement of prior equity interest” in the consolidated statements of operations.
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
Pacific Oak Opportunity Zone Fund I
As of December 31, 2022, the Company owned 124 Class A Units in the Pacific Oak Opportunity Zone Fund I, LLC (“Pacific Oak Opportunity Zone Fund I”), which are included in investments in unconsolidated entities on the consolidated balance sheets. The Advisor is entitled to certain fees in connection with the fund. Pacific Oak Opportunity Zone Fund I will pay an acquisition fee equal to 1.5% of the purchase price of each asset (including any debt incurred or assumed and significant capital improvement costs budgeted as of the date of acquisition) with a purchase price less than or equal to $25.0 million plus 1.0% of the purchase price in excess of $25.0 million; a quarterly asset management fee equal to 0.25% of the total purchase price of all assets (including any debt incurred or assumed and significant capital improvement costs budgeted as of the date of acquisition) as of the end of the applicable quarter; and a financing fee equal to 0.5% of the original principal amount of any indebtedness they incur (reduced by any financing fee previously paid with respect to indebtedness being refinanced). In the case of investments made through joint ventures, the fees above will be determined based on the Company’s proportionate share of the investment. The Advisor is also entitled to certain distributions paid by the Pacific Oak Opportunity Zone Fund I after the Class A Members have received their preferred return. These fees and distributions have been waived for the Company’s investment. In addition, side letter agreements between the Advisor and Pacific Oak Opportunity Zone Fund I were executed on February 28, 2020 and stipulate that any asset management fees allocable to the Company and waived by Pacific Oak Capital Advisors for Pacific Oak Opportunity Zone Fund I will distributed to the Company. During the years ended December 31, 2022, 2021 and 2020, the Company recorded $0.4 million, $0.6 million, and $0.6 million of waived asset management fees recorded as equity in income of unconsolidated entities, respectively.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2022
PORT II
As of the consolidation date, the Company had contributed $32.6 million in PORT II OP, LLC (“PORT II OP”), a wholly owned subsidiary of PORT II. On August 31, 2020, PORT II entered into an advisory agreement (as subsequently amended and restated on October 9, 2020, “PORT II Advisory Agreement”) with PORA. Pursuant to the PORT II Advisory Agreement, PORT II engaged PORA to act as its external advisor with respect to PORT II’s operations and assets.
On August 31, 2020, PORT II entered into a property management agreement with DMH Realty. Pursuant to the property management agreement, PORT II agreed to pay to DMH a base fee equal to the following: (a) for all rent collections up to $50 million per year, 8%; (b) for all rent collections in excess of $50 million per year, but less than or equal to $75 million per year, 7%; and (c) for all rent collections in excess of $75 million per year, 6%. PORT II will also pay DMH market-based leasing fees that will depend on the type of tenant, shared fees equal to 100% of any application fees collected and 50% of any insufficient funds fees, late fees and certain other fees collected. DMH may also perform additional services at rates that would be payable to unrelated parties.
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
Effective September 1, 2022, the PORT II Advisory Agreement and the PORT II property management agreement were terminated.
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
Loan to 353 Sacramento Joint Venture
During the year ended December 31, 2021, the Company funded $7.0 million to the 353 Sacramento Joint Venture for the mortgage loan refinancing fees and was subsequently repaid during the year ended December 31, 2022.

10.     INVESTMENT IN UNCONSOLIDATED ENTITIES
As of December 31, 2022 and 2021, the Company’s investments in unconsolidated entities were composed of the following (dollars in thousands):

	Number of Properties at December 31, 2021			Investment Balance at
Joint Venture		Location	Ownership %	December 31, 2022	December 31, 2021
110 William Joint Venture (1)	1	New York, New York	60.0%	—	—
353 Sacramento Joint Venture	1	San Francisco, California	55.0%	45,173	49,916
Pacific Oak Opportunity Zone Fund I	3	Various	46.0%	25,669	27,215
PORT II OP LP	(2)	(2)	(2)	—	11,125
				$70,842	$88,256
_____________________
(1) The book value of the Company’s investment in the 110 William Joint Venture was $0 due to historical distributions from the 110 William Joint Venture exceeding the Company’s book value. As such, the Company suspended the equity method of accounting and will not record the Company's share of losses or income for the 110 William Joint Venture until the Company’s share of net income exceeds the gain recorded and the Company’s share of the net losses not recognized during the period the equity method was suspended.
(2) On July 1, 2022, the Company, through PORT OP, made a tender offer to purchase 76,735 shares of PORT II common stock held by unrelated parties for a price of $14.66 per share. As a result, the Company determined that it became the primary beneficiary of PORT II, which resulted in the consolidation of PORT II into the Company’s consolidated financial statements. On July 29, 2022, the Company consummated the transactions with the unrelated parties and owned 100% of PORT II. See Note 3 for the assessment of the fair value of the assets and liabilities of PORT II. There are no liquidity arrangements or agreements to fund capital or purchase assets that could require the Company to provide financial support to PORT II. The Company and the aforementioned unrelated parties did not guarantee any debt in connection with the transaction. As of December 31, 2022, PORT II was a disregarded entity for U.S. federal income tax purposes.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2022
Summarized financial information for Investment in Unconsolidated Entities follows (in thousands):

	December 31,
	2022	2021
Assets:
Real estate held for investment, net	$471,503	$486,251
Total assets	$546,142	$595,340
Liabilities:
Notes payable related to real estate held for investment, net	$490,302	$488,966
Total liabilities	$501,860	$510,612
Total equity	$44,281	$84,728

	For the Years Ended December 31,
	2022	2021	2020
Total revenues	$46,518	$44,901	$57,544
Operating loss	$(41,923)	$(30,548)	$(4,739)
Net loss	$(41,664)	$(30,499)	$(4,673)

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2022
11.    REPORTING SEGMENTS
The Company recognizes three reporting segments for the years ended December 31, 2022, 2021, and 2020 and consists of strategic opportunistic properties and real estate-related investments (“strategic opportunistic properties”), residential homes, and hotels. All corporate related costs are included in the strategic opportunistic properties segment to align with how financial information is presented to the chief operating decision maker. During the year ended December 31, 2022, the Company made a prospective name change to the “Single-Family Homes” segment to “Residential Homes” to reflect the Company’s acquisition of PORT II multifamily homes, see Note 3 for further details on the acquisition and as well as a prospective name change to the “Hotel Properties” segment to “Hotel” to reflect the September 1, 2022 disposition of the Springmaid Beach Resort, see Note 3 for further details on the disposition. The selected financial information for the reporting segments for the years ended December 31, 2022, 2021, and 2020 is as follows (in thousands):

	Year Ended December 31, 2022
	Strategic Opportunistic Properties	Residential Homes	Hotel	Total
Total revenues	$102,179	$29,130	$30,749	$162,058
Total expenses	(140,162)	(35,022)	(31,508)	(206,692)
Total other (loss) income, net	(12,646)	18,158	2,376	7,888
Net (loss) income before income taxes	$(50,629)	$12,266	$1,617	(36,746)

	Year Ended December 31, 2021
	Strategic Opportunistic Properties	Single-Family Homes	Hotel Properties	Total
Total revenues	$115,167	$21,954	$30,806	$167,927
Total expenses	(172,215)	(25,979)	(30,553)	$(228,747)
Total other income, net	46,959	74	1,289	$48,322
Net (loss) income	$(10,089)	$(3,951)	$1,542	$(12,498)

	Year Ended December 31, 2020
	Strategic Opportunistic Properties	Single-Family Homes	Hotel Properties	Total
Total revenues	$93,252	$17,055	$3,718	$114,025
Total expenses	(122,621)	(19,332)	(6,204)	(148,157)
Total other (loss) income, net	(15,045)	(51)	415	(14,681)
Net loss	$(44,414)	$(2,328)	$(2,071)	$(48,813)
Total assets related to the three reporting segments as of December 31, 2022 and 2021 are as follows (in thousands):

	December 31, 2022
	Strategic Opportunistic Properties	Residential Homes	Hotel	Total
Total assets (1)(2)	$1,173,481	$333,128	$52,636	$1,559,245
Goodwill (1)	4,220	—	1,216	5,436
_____________________
(1) During the year ended December 31, 2022, the Company recorded impairment charges on goodwill of $5.5 million and $2.6 million related to the Strategic Opportunistic Properties and Hotel segments, respectively.
(2) During the year ended December 31, 2022, the Company disposed of real estate assets related to the Strategic Opportunistic Properties and Hotel segments, respectively. See Note 6 for further details on the Company’s dispositions.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2022

	December 31, 2021
	Strategic Opportunistic Properties	Single-Family Homes	Hotel Properties	Total
Total assets (1)	$1,223,122	$211,050	$150,447	1,584,619
Goodwill (1)	9,489	—	4,045	13,534
_____________________
(1) During the year ended December 31, 2021, the Company recorded impairment charges on real estate and related intangibles and on goodwill of $11.0 million and $2.8 million, respectively, related to the Strategic Opportunistic Properties segment.

12.    PORT MEZZANINE EQUITY
The Company has authorized and issued preferred stock from a wholly owned subsidiary. The Company has elected to use the measurement method described under ASC 480-10-S99-3A, paragraph 15(b), resulting in the preferred stock being classified in mezzanine equity and measured based on the estimated future redemption value as of December 31, 2021, 2020, and 2019.
On November 6, 2019, PORT issued 15,000 shares out of its available 25,000,000 shares of Series A Cumulative Convertible Redeemable Preferred Stock for gross proceeds of $1,000 per share resulting in net proceeds of $15.0 million before issuance costs. The shares provide for an annual dividend of 6% payable quarterly, which increases to 12% if all shares are not redeemed by the Company immediately following the redemption date. However, the 12% dividend rate does not apply until the aggregate number of shares selected for redemption do not constitute 10% or more of all outstanding shares. The shares may be redeemed by the holders beginning on November 4, 2022 for $1,120 per share plus all accrued but unpaid dividends through the redemption date. In addition, after November 4, 2020, the shares are redeemable at the Company’s option, at any time or from time to time, at a redemption price of $1,120 per share plus unpaid accrued dividends. During the year ended December 31, 2022, the Company redeemed all 15,000 shares of the Series A Cumulative Convertible Redeemable Preferred Stock at a price of (i) $1,120 per Series A Preferred Share, plus (ii) all accrued but unpaid dividends, through the redemption date.
The following is a reconciliation of the Company’s noncontrolling cumulative convertible redeemable preferred stock for the years ended December 31, 2020, 2021 and 2022:

	Series A Preferred Stock
	Shares	Amounts
Balance, December 31, 2019	15,000	14,909
Dividends Available Upon Redemption	—	973
Dividends Paid	—	(748)
Balance, December 31, 2020	15,000	15,134
Dividends Available Upon Redemption	—	897
Dividends Paid	—	(897)
Balance, December 31, 2021	15,000	$15,134
Dividends Available Upon Redemption	—	1,123
Dividends Paid	—	(1,123)
Adjustment to redemption value of noncontrolling cumulative convertible redeemable preferred stock	—	1,800
Payment to redeem noncontrolling cumulative convertible redeemable preferred stock	(15,000)	$(16,934)
Balance, December 31, 2022	—	$—

On July 1, 2020, the Company acquired, through its subsidiaries, Battery Point Trust Inc., a Maryland corporation (“Battery Point”). Battery Point is a real estate investment trust that owned, at the time of acquisition, 559 residential rental homes throughout the Midwestern and Southeastern United States. All of these assets are held by the Company through its subsidiary, PORT OP.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2022
The Company acquired Battery Point by acquiring all the 1,000,000 outstanding shares of Battery Point common stock from BPT Holdings, LLC (“BPT Holdings”), a partially owned subsidiary of the Advisor. The Advisor is the Company’s external advisor and is owned and controlled by Keith D. Hall, the Company’s Chief Executive Officer and a director, and Peter M. McMillan, the Company’s President and Chairman of the Board. In exchange, BPT Holdings received 510,816 common equity units in PORT OP, approximately 4.5% of the outstanding common equity units, as of July 1, 2020. The value of the interests exchanged was estimated by the participants at approximately $3.0 million. The common equity units issued to BPT Holdings are redeemable after one year at the request of BPT Holdings for all or a portion of the common equity units at a redemption price equal to and in the form of cash based on the unit price of PORT OP. The following table summarizes the redeemable non-controlling interest activity related to the PORT OP equity units held by BPT Holdings for the years ended December 31, 2022 and 2021 (in thousands):

December 31, 2020	$2,968
Net loss attributable to redeemable noncontrolling interest	(146)
December 31, 2021	$2,822
Net loss attributable to redeemable noncontrolling interest	(81)
Adjustment to value of redeemable noncontrolling interest (1)	3,946
Payment to redeem noncontrolling interest	(6,687)
December 31, 2022	$—
_____________________
(1) On June 24, 2022, the Company’s board of directors approved the redemption of the 510,816 PORT OP Special Common Units held by BPT Holdings for a price of $13.09 per unit.and recorded at its fair value. The Company redeemed the noncontrolling interest in PORT OP in July 2022.

13. RESTRICTED STOCK
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
The fair value of the Restricted Stock was estimated based on the Company's NAV, adjusted for a lack of marketability discount. As of December 31, 2022, the Company measured the Restricted Stock at its fair value of $9.45 (unaudited) per share.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2022
14.    COMMITMENTS AND CONTINGENCIES
Management Agreement
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
Lease Obligations
As of December 31, 2022 and 2021, the Company’s lease and rights to a leasehold interest with respect to 210 West 31st Street, which was accounted for as a finance lease, are included in the consolidated balance sheets as follows:

	December 31,
	2022	2021
Right-of-use asset (included in real estate held for investment, net)	$7,281	$8,074
Lease obligation (included in other liabilities)	9,446	9,360

Remaining lease term	91.0 years	92.0 years
Discount rate	4.8%	4.8%

The components of lease expense were as follows:
Interest on lease obligation	446	501
As of December 31, 2022, the Company had a leasehold interest expiring on 2114. Future minimum lease payments owed by the Company under the finance lease as of December 31, 2022 are as follows (in thousands):

2023	$360
2024	360
2025	393
2026	396
2027	396
Thereafter	51,771
Total expected minimum lease obligations	53,676
Less: Amount representing interest (1)	(44,230)
Present value of net minimum lease payments (2)	$9,446
_____________________
(1) Interest includes the amount necessary to reduce the total expected minimum lease obligations to present value calculated at the Company’s incremental borrowing rate at acquisition.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2022
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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Although there can be no assurance, the Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations as of December 31, 2022. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities.
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
Park Highlands Land Sales
On February 16, 2023, the Company sold approximately 48 developable acres of Park Highlands undeveloped land for $24.0 million, before closing costs and credits. The purchaser is not affiliated with the Company or the Advisor.
On February 23, 2023, the Company sold approximately 23 developable acres of Park Highlands undeveloped land for $15.9 million, before closing costs and credits. The purchaser is not affiliated with the Company or the Advisor.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
December 31, 2022
(dollar amounts in thousands)

				Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances	Land	Building and Improvements (1)	Total	Cost Capitalized Subsequent to Acquisition (2)	Land	Building and Improvements (1)	Total (3)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired or Foreclosed on
Real Estate Investments
Richardson Portfolio:
Palisades Central I	Richardson, TX	100.0%	(4)	$1,037	$8,628	$9,665	$5,733	$1,037	$14,361	$15,398	$(6,140)	1980	11/23/2011
Palisades Central II	Richardson, TX	100.0%	(4)	810	17,117	17,927	7,024	810	24,141	24,951	(9,191)	1985	11/23/2011
Undeveloped Land	Richardson, TX	100.0%	—	1,997	—	1,997	3,065	5,062	—	5,062	—	N/A	11/23/2011
Total Richardson Portfolio			18,844	3,844	25,745	29,589	15,822	6,909	38,502	45,411	(15,331)
Park Highlands	North Las Vegas, NV	100.0%	—	17,066	—	17,066	12,481	29,547	—	29,547	—	N/A	12/30/2011
Park Centre	Austin, TX	100.0%	26,233	3,251	27,941	31,192	7,051	3,251	34,992	38,243	(12,265)	2000	03/28/2013
1180 Raymond	Newark, NJ	100.0%	31,070	8,292	37,651	45,943	2,460	8,292	40,111	48,403	(11,515)	1929	08/20/2013
Park Highlands II	North Las Vegas, NV	100.0%	—	12,075	—	12,075	8,236	20,311	—	20,311	—	N/A	12/10/2013
Richardson Land II	Richardson, TX	100.0%	—	3,096	—	3,096	322	3,418	—	3,418	—	N/A	09/04/2014
Crown Pointe	Dunwoody, GA	100.0%	53,758	22,590	62,610	85,200	14,656	22,590	77,266	99,856	(20,841)	1985/1989	02/14/2017
The Marq	Minneapolis, MN	100.0%	60,796	10,387	75,878	86,265	13,971	10,387	89,849	100,236	(17,181)	1972	03/01/2018
Eight & Nine Corporate Centre	Franklin, TN	100.0%	47,945	17,401	58,794	76,195	5,739	17,401	64,533	81,934	(12,785)	2007	06/08/2018
Georgia 400 Center	Alpharetta, GA	100.0%	44,129	11,400	72,000	83,400	9,329	11,431	81,298	92,729	(14,492)	2001	05/23/2019
Q&C Hotel	New Orleans, LA	90.0%	24,784	2,669	41,431	44,100	374	2,669	41,805	44,474	(2,777)	1913	10/05/2020
Lincoln Court	Campbell, CA	100.0%	35,314	16,610	43,083	59,693	(6,839)	15,329	37,525	52,854	(2,350)	1985	10/05/2020
Lofts at NoHo Commons	North Hollywood, CA	90.0%	71,536	22,670	93,676	116,346	1,396	22,670	95,072	117,742	(7,513)	2007	10/05/2020
210 West 31st Street (5)	New York, NY	80.0%	—	—	51,358	51,358	(10,802)	—	40,556	40,556	—	(5)	10/05/2020
Oakland City Center	Oakland, CA	100.0%	87,000	24,063	180,973	205,036	(32,897)	22,539	149,600	172,139	—	1985/1990	10/05/2020
Madison Square	Phoenix, AZ	90.0%	17,964	11,570	22,544	34,114	(2,213)	11,570	20,331	31,901	(3,680)	1911/2003/2007/2008	10/05/2020

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
December 31, 2022
(dollar amounts in thousands)

				Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Number of Homes	Ownership Percent	Encumbrances	Land	Building and Improvements (1)	Total	Cost Capitalized Subsequent to Acquisition (2)	Land	Building and Improvements (1)	Total (3)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired or Foreclosed on
Residential Homes Portfolio:
Alabama Homes	194	100.0%	(6)	3,006	11,907	14,913	1,710	3,006	13,617	16,623	(1,025)	Various	Various
Arkansas Homes	24	100.0%	(6)	473	2,000	2,473	31	473	2,031	2,504	(154)	Various	Various
Delaware Homes	4	100.0%	(6)	172	727	899	8	172	735	907	(56)	Various	Various
Florida Homes	253	100.0%	(6)	6,183	37,577	43,760	6,156	7,648	42,268	49,916	(2,958)	Various	Various
Georgia Homes	70	100.0%	(6)	893	5,049	5,942	720	893	5,769	6,662	(411)	Various	Various
Iowa Homes	11	100.0%	(6)	147	622	769	9	147	631	778	(48)	Various	Various
Illinois Homes	311	100.0%	(6)	5,050	20,553	25,603	1,917	5,050	22,470	27,520	(1,697)	Various	Various
Indiana Homes	96	100.0%	(6)	1,811	7,655	9,466	113	1,811	7,768	9,579	(591)	Various	Various
Michigan Homes	331	100.0%	(6)	15,076	60,578	75,654	113	15,076	60,691	75,767	(4,672)	Various	Various
Mississippi Homes	25	100.0%	(6)	340	1,362	1,702	—	340	1,362	1,702	(25)	Various	Various
Missouri Homes	22	100.0%	(6)	324	1,368	1,692	23	324	1,391	1,715	(106)	Various	Various
North Carolina Homes	76	100.0%	(6)	1,733	7,325	9,058	87	1,733	7,412	9,145	(564)	Various	Various
Ohio Homes	228	100.0%	(6)	5,219	21,422	26,641	152	5,219	21,574	26,793	(1,652)	Various	Various
Oklahoma Homes	128	100.0%	(6)	2,360	13,184	15,544	1,180	2,360	14,364	16,724	(1,031)	Various	Various
South Carolina Homes	23	100.0%	(6)	633	2,674	3,307	35	633	2,709	3,342	(206)	Various	Various
Tennessee Homes	303	100.0%	(6)	7,946	32,981	40,927	1,735	7,946	34,716	42,662	(2,710)	Various	Various
Texas Homes	340	100.0%	(6)	9,294	36,650	45,944	1,180	7,844	39,280	47,124	(2,995)	Various	Various
Wisconsin Homes	17	100.0%	(6)	362	1,531	1,893	44	387	1,550	1,937	(119)	Various	Various
Total Residential Homes Portfolio	2456		215,526	61,022	265,165	326,187	15,213	61,062	280,338	341,400	(21,020)
		Total Properties		$248,006	$1,058,849	$1,306,855	$54,299	$269,376	$1,091,778	$1,361,154	$(141,750)
____________________
(1) Building and improvements includes tenant origination and absorption costs.
(2) Costs capitalized subsequent to acquisition is net of write-offs of fully depreciated/amortized assets.
(3) The aggregate cost of real estate for federal income tax purposes was $1.7 billion (unaudited) as of December 31, 2022.
(4) As of December 31, 2022, $18.8 million of debt was outstanding secured by the Richardson Portfolio.
(5) 210 West 31st Street is a development property. The Company acquired the rights to a leasehold interest with respect to this property. The leasehold interest expires January 31, 2114.
(6) The residential homes portfolio, in aggregate are under encumbrance of $215.5 million.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
December 31, 2022
(dollar amounts in thousands)

	2022	2021	2020
Real Estate (1):
Balance at the beginning of the year	$1,345,240	$1,517,435	$824,860
Acquisitions	142,118	4,838	679,042
Improvements	31,407	18,966	17,103
Write-off of fully depreciated and fully amortized assets	(9,454)	(5,956)	(3,114)
Dispositions	(111,186)	(175,691)	(456)
Impairments	(36,971)	(14,352)	—
Balance at the end of the year	$1,361,154	$1,345,240	$1,517,435

Accumulated depreciation and amortization (1):
Balance at the beginning of the year	$130,441	$104,412	$65,381
Depreciation and amortization expense	49,190	55,882	42,159
Write-off of fully depreciated and fully amortized assets	(10,442)	(5,956)	(3,114)
Dispositions	(6,531)	(20,516)	(14)
Impairments	(20,908)	(3,381)	—
Balance at the end of the year	$141,750	$130,441	$104,412
____________________
(1) Amounts include real estate held for sale.

ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on March 29, 2023.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.

By:	/s/ Keith D. Hall
Keith D. Hall
Chief Executive Officer and Director (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ KEITH D. HALL	Chief Executive Officer and Director (principal executive officer)	March 29, 2023
Keith D. Hall
/s/ PETER MCMILLAN III	Chairman of the Board, President and Director	March 29, 2023
Peter McMillan III
/s/ MICHAEL A. BENDER	Chief Financial Officer (principal financial officer)	March 29, 2023
Michael A. Bender
/s/ WILLIAM M. PETAK	Director	March 29, 2023
William M. Petak
/s/ LAURENT DEGRYSE	Director	March 29, 2023
Laurent Degryse
/s/ KENNETH G. YEE	Director	March 29, 2023
Kenneth G. Yee