Form 10-Q
period 2023-03-31
Pacific Oak Strategic Opportunity REIT, Inc.
filed 2023-05-12
CIK 1452936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

 FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
As of May 10, 2023, there were 103,740,412 outstanding shares of common stock of Pacific Oak Strategic Opportunity REIT, Inc.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
FORM 10-Q
March 31, 2023

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31, 2023	December 31, 2022
	(unaudited)
Assets
Real estate held for investment, net	$1,190,752	$1,219,404
Real estate equity securities	48,120	60,153
Total real estate and real estate-related investments, net	1,238,872	1,279,557
Cash and cash equivalents	123,784	97,931
Restricted cash	44,627	61,113
Investments in unconsolidated entities	67,253	70,842
Rents and other receivables, net	22,828	21,518
Prepaid expenses and other assets	24,941	22,848
Goodwill	5,436	5,436
Total assets	$1,527,741	$1,559,245
Liabilities and equity
Notes and bonds payable, net	$1,037,371	$1,044,709
Accounts payable and accrued liabilities	18,218	25,231
Due to affiliates	3,029	2,799
Other liabilities	70,864	66,967
Redeemable common stock payable	1,128	2,638
Restricted stock payable	508	508
Total liabilities	1,131,118	1,142,852
Commitments and contingencies (Note 10)
Equity
Pacific Oak Strategic Opportunity REIT, Inc. stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 103,788,298 and 103,932,083 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	1,038	1,039
Additional paid-in capital	907,045	907,044
Cumulative distributions and net loss	(515,363)	(495,782)
Total Pacific Oak Strategic Opportunity REIT, Inc. stockholders’ equity	392,720	412,301
Noncontrolling interests	3,903	4,092
Total equity	396,623	416,393
Total liabilities and equity	$1,527,741	$1,559,245
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2023	2022
Revenues:
Rental income	$32,077	$29,382
Hotel revenues	2,913	5,917
Other operating income	1,139	841
Dividend income from real estate equity securities	1,998	2,387
Total revenues	38,127	38,527
Expenses:
Operating, maintenance, and management	11,168	9,875
Real estate taxes and insurance	6,416	5,024
Hotel expenses	1,962	5,113
Asset management fees to affiliates	3,973	3,127
General and administrative expenses	3,001	2,991
Foreign currency transaction gain, net	(2,719)	(7,266)
Depreciation and amortization	12,048	12,565
Interest expense	16,031	9,563
Impairment charges on real estate and related intangibles	17,663	—
Total expenses	69,543	40,992
Other income (loss):
Loss from unconsolidated entities	(2,332)	(679)
Other interest income	204	46
Loss on real estate equity securities	(12,033)	(7,521)
Gain on sale of real estate	29,469	3,523
Gain on extinguishment of debt	—	2,367
Total other income (loss), net	15,308	(2,264)
Net income (loss) before income taxes	(16,108)	(4,729)
Income tax provision	(3,662)	—
Net loss	(19,770)	(4,729)
Net loss attributable to noncontrolling interests	189	118
Net loss attributable to redeemable noncontrolling interest	—	47
Preferred stock dividends	—	(191)
Net loss attributable to common stockholders	$(19,581)	$(4,755)
Net loss per common share, basic and diluted	$(0.19)	$(0.05)
Weighted-average number of common shares outstanding, basic and diluted	103,872,363	101,419,947
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended March 31, 2023 and 2022
(unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Loss	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amounts
Balance, December 31, 2022	103,932,083	$1,039	$907,044	$(495,782)	$412,301	$4,092	$416,393
Net loss	—	—	—	(19,581)	(19,581)	(189)	(19,770)
Transfers from redeemable common stock payable	—	—	1,510	—	1,510	—	1,510
Redemptions of common stock	(143,785)	(1)	(1,509)	—	(1,510)	—	(1,510)
Balance, March 31, 2023	103,788,298	$1,038	$907,045	$(515,363)	$392,720	$3,903	$396,623

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Loss	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amounts
Balance, December 31, 2021	94,141,251	$941	$818,440	$(347,691)	$471,690	$10,369	$482,059
Net loss	—	—	—	(4,755)	(4,755)	(118)	(4,873)
Transfers to redeemable common stock payable, net	—	—	(2,380)	—	(2,380)	—	(2,380)
Redemptions of common stock	(65,165)	—	(589)	—	(589)	—	(589)
Adjustment to redemption value of mezzanine equity redeemable noncontrolling interest	—	—	—	(2,231)	(2,231)	—	(2,231)
Stock distribution issued	10,420,079	104	98,989	(99,093)	—	—	—
Balance, March 31, 2022	104,496,165	$1,045	$914,460	$(453,770)	$461,735	$10,251	$471,986
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(19,770)	$(4,729)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Impairment charges on real estate and related intangibles	17,663	—
Loss from unconsolidated entities	2,332	1,560
Depreciation and amortization	12,048	12,565
Loss on real estate equity securities	12,033	7,521
Gain on sale of real estate	(29,469)	(3,523)
Gain on extinguishment of debt	—	(2,367)
Unrealized loss (gain) on interest rate caps	36	(55)
Deferred rent	(850)	(1,055)
Amortization of above- and below-market leases, net	(175)	(256)
Amortization of deferred financing costs	1,323	680
Amortization of discount on bond and notes payable	1,103	1,016
Foreign currency transaction gain, net	(2,719)	(7,266)
Changes in assets and liabilities:
Rents and other receivables	(402)	2,937
Prepaid expenses and other assets	(2,967)	(3,355)
Accounts payable and accrued liabilities	(5,977)	(4,983)
Due to affiliates	592	1,978
Other liabilities	4,973	(353)
Net cash (used in) provided by operating activities	(10,226)	315
Cash Flows from Investing Activities:
Improvements to real estate	(6,764)	(4,888)
Proceed from sales of real estate, net	34,479	398
Contribution to unconsolidated entity	—	(1,500)
Distribution of capital from unconsolidated entity	1,144	142
Purchase of interest rate caps	—	(506)
Escrow deposit for future real estate sale	—	13,500
Advance to affiliate	—	(1,201)
Purchase of foreign currency collars	(1,936)	—
Settlement of foreign currency collars, net	(4,314)	—
Proceeds for future development obligations, net	1,296	—
Net cash provided by investing activities	23,905	5,945
Cash Flows from Financing Activities:
Proceeds from notes payable	980	53,758
Principal payments on notes payable	(2,841)	(55,066)
Payments of deferred financing costs	(472)	(861)
Payments to redeem common stock	(1,510)	(589)
Distributions paid	—	(11,016)
Preferred dividends paid	—	(191)
Net cash used in financing activities	(3,843)	(13,965)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(469)	(299)
Net increase (decrease) in cash, cash equivalents and restricted cash	9,367	(8,004)
Cash, cash equivalents and restricted cash, beginning of period	159,044	105,431
Cash, cash equivalents and restricted cash, end of period	$168,411	$97,427

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2023	2022
Supplemental Disclosure of Cash Flow Information:
Interest paid, net of capitalized interest of $850 and $479 for the three months ended March 31, 2023 and 2022, respectively	$16,458	$10,950
Supplemental Disclosure of Significant Noncash Transaction:
Accrued improvements to real estate	2,554	2,685
Redeemable common stock payable	1,128	3,064
Distributions paid to common stockholders through common stock issuances	—	99,093
PPP notes forgiveness	—	2,367
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2022. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the FASB Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.
The consolidated financial statements include the accounts of the Company, REIT Holdings, the Operating Partnership, Pacific Oak SOR BVI and their direct and indirect wholly owned subsidiaries, and joint ventures in which the Company has a controlling interest and VIEs in which the Company is the primary beneficiary. All significant intercompany balances and transactions are eliminated in consolidation.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2023
(unaudited)
Liquidity
The Company generally finances its real estate investments using notes payable that are typically structured as non-recourse secured mortgages with maturities of approximately three to five years, with short term extension options available upon the Company meeting certain debt covenants. Each reporting period management evaluates the Company’s ability to continue as a going concern by evaluating conditions and events, including assessing the liquidity needs to satisfy upcoming debt obligations and the ability to satisfy debt covenant requirements. Through the normal course of operations the Company has $517.4 million of debt obligations coming due over the 12-month period commencing April 1, 2023. In order to satisfy obligations as they mature, management will evaluate its options and may seek to utilize extension options available in the respective loan agreements, may make partial loan paydowns to meet debt covenant requirements, may seek to refinance certain debt instruments, may sell real estate equity securities to convert to cash to make principal payments, may market one or more properties for sale or may negotiate a turnover of one or more secured properties back to the related mortgage lender and remit payment for any associated loan guarantee. Historically, the Company has successfully refinanced debt instruments or utilized extension options in order to satisfy debt obligations as they come due and has not negotiated a turnover of a secured property back to a lender, though the Company may utilize such option if necessary. Based upon these plans, management believes it will have sufficient liquidity to satisfy its obligations as they come due and to continue as a going concern. There can be no assurance as to the certainty or timing of any of management’s plans. Refer to Note 5 for further discussion.
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
Segments
The Company operates in three reportable business segments: opportunistic real estate and real estate-related investments, residential homes, and hotel, which is how the Company's management manages the business. In general, the Company intends to hold its investments in opportunistic real estate and real estate-related assets for capital appreciation. Traditional performance metrics of opportunistic real estate and real estate-related assets may not be meaningful as these investments are generally non-stabilized and do not provide a consistent stream of interest income or rental revenue. These investments exhibit similar long-term financial performance and have similar economic characteristics. These investments typically involve a higher degree of risk and do not provide a constant stream of ongoing cash flows. As a result, the Company’s management views opportunistic real estate and real estate-related assets as similar investments and aggregates them into one reportable business segment. The Company owns residential homes in 18 markets which are all aggregated into one reportable business segment due to the homes being stabilized, having high occupancy rates and having similar economic characteristics. Additionally, as of March 31, 2023 the Company owns one hotel, which is a separate reportable business segment due to the nature of the hotel business with short-term stays.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2023
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
Square Footage, Occupancy and Other Measures
Any references to square footage, acreage, occupancy or annualized base rent are unaudited and outside the scope of the Company’s independent registered public accounting firm’s review of the Company’s financial statements in accordance with the standards of the United States Public Company Accounting Oversight Board.
Recently Issued Accounting Standards Updates
There have been no other recent accounting pronouncements, changes in accounting pronouncements or recently adopted accounting guidance during the three months ended March 31, 2023 that are of significance or potential significance to the Company.

3. REAL ESTATE HELD FOR INVESTMENT
As of March 31, 2023, the Company owned eight office properties, one office portfolio consisting of two office buildings and 25 acres of undeveloped land, encompassing, in the aggregate, approximately 3.2 million rentable square feet and these properties were 69% occupied. In addition, the Company owned one residential home portfolio consisting of 2,456 residential homes and encompassing approximately 3.5 million rental square feet and two apartment properties, containing 609 units and encompassing approximately 0.5 million rentable square feet, which were 94% and 95% occupied, respectively. The Company also owned one hotel property with 196 rooms, two investments in undeveloped land with approximately 671 developable acres and one office/retail development property. The following table summarizes the Company’s real estate held for investment as of March 31, 2023 and December 31, 2022, respectively (in thousands):

	March 31, 2023	December 31, 2022
Land	$262,940	$269,376
Buildings and improvements	1,052,299	1,063,782
Tenant origination and absorption costs	22,988	27,996
Total real estate, cost	1,338,227	1,361,154
Accumulated depreciation and amortization	(147,475)	(141,750)
Total real estate held for investment, net	$1,190,752	$1,219,404

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2023
(unaudited)
Operating Leases
Certain of the Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of March 31, 2023, the leases, excluding options to extend, apartment leases and residential home leases, which have terms that are generally one year or less, had remaining terms of up to 12.4 years with a weighted-average remaining term of 3.7 years. Some of the leases have provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from tenants in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash and assumed in real estate acquisitions related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets totaled $6.2 million and $6.5 million as of March 31, 2023 and December 31, 2022, respectively.
During the three months ended March 31, 2023 and 2022, the Company recognized deferred rent from tenants of $0.8 million and $1.1 million, net of lease incentive amortization, respectively. As of March 31, 2023 and December 31, 2022, the cumulative deferred rent receivable balance, including unamortized lease incentive receivables, was $19.3 million and $18.3 million, respectively, and is included in rents and other receivables on the accompanying consolidated balance sheets. The cumulative deferred rent balance included $2.9 million and $2.8 million of unamortized lease incentives as of March 31, 2023 and December 31, 2022, respectively.
As of March 31, 2023, the future minimum rental income from the Company’s properties, excluding apartment and residential leases which generally have initial terms of 12 months or less, under non-cancelable operating leases was as follows (in thousands):

April 1, 2023 through December 31, 2023	$45,637
2024	58,140
2025	47,037
2026	33,165
2027	25,276
Thereafter	55,045
$264,300

As of March 31, 2023, the Company’s commercial real estate properties were leased to approximately 300 tenants over a diverse range of industries and geographic areas. The Company’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Public Administration	15	$7,774	12.3%
Professional, Scientific, and Technical Services	38	7,144	11.3%
Computer Systems Design and Related Services	29	6,921	11.0%
		$21,839	34.6%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of March 31, 2023, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2023
(unaudited)
Geographic Concentration Risk
As of March 31, 2023, the Company’s real estate investments in California and Georgia represented 21.6% and 10.2%, respectively, of the Company’s total assets. As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the California and Georgia real estate markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.
Hotel Properties
The following table provides detailed information regarding the Company’s hotel revenues for its hotel properties (the Springmaid Beach Resort was sold on September 1, 2022) during the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Hotel revenues:
Room	$2,565	$4,295
Food, beverage and convention services	231	280
Campground	—	793
Other	117	549
Hotel revenues	$2,913	$5,917
Contract Liabilities
The following table summarizes the Company’s contract liabilities, which are comprised of hotel advanced deposits and deferred proceeds received from the buyers of the Park Highlands land sales (referenced below) and another developer for the value of land that was contributed to a master association that is consolidated by the Company, which are included in other liabilities in the accompanying consolidated balance sheets, as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Contract liabilities	$27,753	$23,904
Revenue recognized in the period from:
Amounts included in contract liabilities at the beginning of the period	$772	$9,215

Real Estate Sales
During the three months ended March 31, 2023, the Company sold approximately 71 developable acres of undeveloped land in North Las Vegas, Nevada (“Park Highlands”) for proceeds of $34.5 million, net of closing costs and credits of $1.9 million for future development obligations. The Company recognized a pre-tax gain on sale of real estate of $29.5 million related to the disposition within the consolidated statements of operations. The purchaser is not affiliated with the Company nor the Advisor.
In addition, the land parcels were held and sold through one of the Company’s taxable REIT subsidiaries (“TRS”) for certain tax planning purposes and to ensure preservation of the Company’s REIT status. For purposes of the determination of U.S. federal and state income taxes, the Company’s TRS record current or deferred income taxes based on differences (both permanent and timing) between the determination of their taxable income and net income under GAAP. In connection with the Park Highlands sales, the Company recorded an income tax provision of $3.7 million at the TRS level. There were no state taxes related to this disposition. The U.S. federal statutory and effective income tax rate for the transaction’s taxable gain is 21%.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2023
(unaudited)
Impairment of Real Estate
During the three months ended March 31, 2023, the Company recorded impairment charges on real estate in the aggregate of $17.7 million to write down the carrying value of Oakland City Center, an office property located in Oakland, California to their estimated fair value due to a change in the discount and cap rate assumptions and related decrease in projected cash flows. There were no impairment charges during the three months ended March 31, 2022.

4. REAL ESTATE EQUITY SECURITIES
The following summarizes the portion of loss for the period related to real estate equity securities held during the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Net loss recognized during the period on real estate equity securities	$(12,033)	$(7,521)
Less net gain recognized during the period on real estate equity securities sold during the period	—	—
Unrealized loss recognized during the reporting period on real estate equity securities held at the end of the period	$(12,033)	$(7,521)
During the three months ended March 31, 2023 and 2022, the Company recognized $2.0 million and $2.4 million, respectively, of dividend income from real estate equity securities.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2023
(unaudited)
5. NOTES AND BONDS PAYABLE
As of March 31, 2023 and December 31, 2022, the Company’s notes and bonds payable consisted of the following (dollars in thousands):

	Book Value as of March 31, 2023	Book Value as of December 31, 2022	Contractual Interest Rate as of March 31, 2023	Effective Interest Rate at March 31, 2023 (1)	Payment Type (2)	Maturity Date (3)
Richardson Portfolio Mortgage Loan	$18,754	$18,844	SOFR + 2.50%	7.13%	Principal & Interest	11/01/2023
Park Centre Mortgage Loan	26,152	26,233	BSBY + 1.75%	6.67%	Principal & Interest	06/27/2023
1180 Raymond Mortgage Loan (4)	31,070	31,070	BSBY + 2.25%	7.17%	Interest Only	12/01/2023
Pacific Oak SOR BVI Series B Debentures (5)	323,781	331,213	3.93%	3.93%	(5)	01/31/2026
Crown Pointe Mortgage Loan	54,738	53,758	SOFR + 2.30%	6.93%	Interest Only	04/01/2025
The Marq Mortgage Loan	60,594	60,796	BSBY + 1.55%	6.47%	Principal & Interest	06/06/2023
Eight & Nine Corporate Centre Mortgage Loan	47,795	47,945	BSBY + 1.60%	6.52%	Principal & Interest	06/08/2023
Georgia 400 Center Mortgage Loan	44,129	44,129	LIBOR + 1.55%	6.41%	Interest Only	05/22/2023
PORT Mortgage Loan 1	51,302	51,302	4.74%	4.74%	Interest Only	10/01/2025
PORT Mortgage Loan 2	10,525	10,523	4.72%	4.72%	Interest Only	03/01/2026
PORT MetLife Loan	60,000	60,000	3.90%	3.90%	Interest Only	04/10/2026
PORT II Metlife Loan (6)	93,701	93,701	3.99%	3.99%	Interest Only	04/10/2026
Q&C Hotel Mortgage Loan	24,716	24,784	SOFR + 3.50% (7)	8.13%	Principal & Interest	01/31/2024
Lincoln Court Mortgage Loan (4)	35,314	35,314	SOFR + 3.25%	7.88%	Interest Only	08/07/2025
Lofts at NoHo Commons Mortgage Loan	71,536	71,536	SOFR + 2.18% (8)	6.48%	Interest Only	09/09/2023
Oakland City Center Mortgage Loan (4)	84,750	87,000	BSBY + 3.00%	7.92%	Principal & Interest	09/01/2023
Madison Square Mortgage Loan	17,962	17,964	4.63%	4.63%	Interest Only	10/07/2024
Total Notes and Bonds Payable principal outstanding	1,056,819	1,066,112
Discount on Notes and Bonds Payable, net (9)	(10,861)	(11,964)
Deferred financing costs, net	(8,587)	(9,439)
Total Notes and Bonds Payable, net	$1,037,371	$1,044,709
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of March 31, 2023. The interest rate is calculated as the actual interest rate in effect as of March 31, 2023 (consisting of the contractual interest rate and contractual floor rates), using interest rate indices at March 31, 2023, where applicable.
(2) Represents the payment type required under the loan as of March 31, 2023. Certain future monthly payments due under this loan also include amortizing principal payments. For more information of the Company’s contractual obligations under its notes and bonds payable, see five-year maturity table below.
(3) Represents the initial maturity date or the maturity date as extended as of March 31, 2023; subject to certain conditions, the maturity dates of certain loans may be extended beyond the date shown.
(4) The Company’s notes and bonds payable are generally non-recourse. These mortgage loans have guarantees over certain balances whereby the Company would be required to make guaranteed payments in the event that the Company turned the property over to the lender. The guarantees are typically 25% of the outstanding loan balance. As of March 31, 2023, the guaranteed amount in the aggregate was $37.8 million.
(5) See “Israeli Bond Financing” below.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2023
(unaudited)
(6) As of March 31, 2023, $93.7 million had been disbursed to the Company and up to $6.3 million was available for future disbursements, subject to certain terms and conditions contained in the loan documents.
(7) Beginning February 1, 2023 through March 31, 2023, the interest rate is 8.25% and thereafter is SOFR + 3.5%.
(8) The variable rate is at the higher of one-month SOFR or 1.75%, plus 2.18%.
(9) Represents the unamortized premium/discount on notes and bonds payable due to the above- and below-market interest rates when the debt was assumed. The discount/premium is amortized over the remaining life of the notes and bonds payable.
During the three months ended March 31, 2023 and 2022, the Company incurred $16.0 million and $9.6 million, respectively, of interest expense. Included in interest expense during the three months ended March 31, 2023 and 2022 was $1.3 million and $0.7 million, respectively, of amortization of deferred financing costs. Additionally, during the three months ended March 31, 2023 and 2022, the Company capitalized $0.9 million and $0.5 million, respectively, of interest related to its investments in undeveloped land.
As of March 31, 2023 and December 31, 2022, the Company’s interest payable was $6.2 million and $9.1 million, respectively.
The following is a schedule of maturities, including principal amortization payments, for all notes and bonds payable outstanding as of March 31, 2023 (in thousands):

April 1, 2023 through December 31, 2023	$384,951
2024	150,434
2025	249,283
2026	272,151
2027	—
Thereafter	—
$1,056,819

The Company has extension options with respect to $141.8 million of the debt obligations outstanding that are scheduled to mature over the next 12 months; however, the Company cannot exercise these options if not then in compliance with certain financial covenants in the loans without making a cash payment and there is no assurance that the Company will be able to meet these requirements. All of the Company’s debt obligations are generally non-recourse, subject to certain limited guaranty payments, as outlined in the table above, except for the Company’s Series B Debentures. The Company plans to utilize available extension options or refinance the notes payable. The Company may also choose to market the properties for sale or may negotiate a turnover of the secured properties back to the related mortgage lender.
The Company’s notes payable contain financial debt covenants, including minimum equity requirements and liquidity ratios. As of March 31, 2023, the Company was in compliance with all of these debt covenants with the exception that the Georgia 400 Center Mortgage Loan, Park Centre Mortgage Loan, Lofts at NoHo Commons Mortgage Loan and Lincoln Court Mortgage Loan were not in compliance with the debt service coverage requirement. As a result of such non-compliance, the Company is required to provide a cash sweep for the Georgia 400 Center Mortgage Loan and the remaining loans are at-risk of cash sweeps and/or principal pay downs if in continuous non-compliance.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2023
(unaudited)
Israeli Bond Financing
On February 16, 2020, Pacific Oak SOR BVI issued 254.1 million Israeli new Shekels (approximately $74.1 million as of February 16, 2020) of Series B debentures (the “Series B Debentures”) to Israeli investors pursuant to a public offering registered with the Israel Securities Authority. The Series B Debentures bear interest at the rate of 3.93% per year. The Series B Debentures have principal installment payments equal to 33.33% of the face amount of the Series B Debentures on January 31st of each year from 2024 to 2026. Pacific Oak SOR BVI issued additional Series B Debentures subsequent to the initial issuance and as of March 31, 2023, 1.2 billion Israeli new Shekels (approximately $323.8 million as March 31, 2023) were outstanding. The additional Series B Debentures have an equal level of security, pari passu, amongst themselves and between them and the initial Series B Debentures without any right of precedence or preference between any of them.
The deed of trust that governs the terms of the Series B Debentures contains various financial covenants. As of March 31, 2023, the Company was in compliance with these financial covenants.

6. FAIR VALUE DISCLOSURES
The following were the face values, carrying amounts and fair values of the Company’s financial instruments as of March 31, 2023 and December 31, 2022, which carrying amounts do not approximate the fair values (in thousands):

	March 31, 2023			December 31, 2022
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial liabilities (Level 3):
Notes payable	$733,038	$727,130	$718,158	$734,899	$728,433	$716,813
Financial liabilities (Level 1):
Pacific Oak SOR BVI Series B Debentures	$323,781	$310,241	$286,725	$331,213	$316,276	$304,758

Disclosure of the fair value of financial instruments is based on pertinent information available to the Company as of the period end and requires a significant amount of judgment. This has made the estimation of fair values difficult and, therefore, both the actual results and the Company’s estimate of value at a future date could be materially different.
As of March 31, 2023, the Company measured the following assets at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Real estate equity securities	$48,120	$48,120	$—	$—
Asset derivative - interest rate caps (1)	$1,720	$—	$1,720	$—
Liability derivative - foreign currency collar (1)	$870	$—	$870	$—
U.S. Treasury bills (2)	$78,592	$78,592	$—	$—
Nonrecurring Basis:
Impaired real estate (3)	$152,635	$—	$—	$152,635
_____________________
(1) Interest rate caps and foreign currency collars are included in prepaid expenses and other assets and other liabilities, respectively, on the consolidated balance sheets.
(2) During the three months ended March 31, 2023, the Company purchased $78.5 million in U.S. Treasury bills with an aggregate par value of $79.4 million. As of March 31, 2023, the Company’s investments in U.S. Treasury bills have an aggregate accreted cost of $78.6 million and have original maturities of less than three months and are included in cash and cash equivalents on the consolidated balance sheets.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2023
(unaudited)
(3) Amount represents the fair value for a real estate asset impacted by impairment charges during the months ended March 31, 2023, as of the date that the fair value measurement was made. The carrying value for the real estate asset may have subsequently increased or decreased from the fair value reflected due to activity that has occurred since the measurement date.
As of March 31, 2023, one of the Company’s real estate properties was measured at its estimated fair value. Oakland City Center was based on an income approach with the significant unobservable inputs used in measuring the estimated fair value of this property, including a discount rate of 7.00% and a terminal cap rate of 6.5%.
As of December 31, 2022, the Company measured the following assets at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Real estate equity securities	$60,153	$60,153	$—	$—
Asset derivative - interest rate caps	$2,267	$—	$2,267	$—
Liability derivative - foreign currency collar	$3,115	$—	$3,115	$—
Nonrecurring Basis:
Impaired real estate	$212,800	$—	$—	$212,800
Impaired goodwill	$5,436	$—	$—	$5,436

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2023
(unaudited)
Pacific Oak Residential Advisors, LLC
Effective September 1, 2022, the Company’s wholly-owned subsidiary, Pacific Oak Residential Trust, Inc. (“PORT”), entered into an advisory agreement with Pacific Oak Residential Advisors, LLC (“PORA”) (the “PORT Advisory Agreement”) pursuant to which PORA will act as a product specialist with respect to the Company’s residential homes portfolio, held through PORT. The PORT Advisory Agreement has an initial two-year term and may be renewed for additional one-year terms. Pursuant to the PORT Advisory Agreement, PORT will pay PORA: (1) an acquisition fee equal to 1.0% of the cost of each asset which consists of the price paid for the asset plus any amounts funded or budgeted at the time of acquisition for capital expenditures; and (2) a quarterly asset management fee equal to 0.25% (1.0% annually) on the aggregate value of the Company’s residential homes portfolio assets, as determined in accordance with PORT’s valuation guidelines, as of the end of each quarter. In the case of investments made through a joint venture, the acquisition fee will be based on PORT’s proportionate share of the joint venture. For substantial assistance in connection with the sale of properties or other investments related to the Company’s residential homes portfolio, PORT also pays PORA or its affiliates 1.0% of the contract sales price with a limit to not exceed commission paid to unaffiliated third parties.
In connection with the PORT Advisory Agreement, the Company amended and restated its advisory agreement with the Advisor, also effective September 1, 2022, which was subsequently renewed as of November 1, 2022. Under the Advisory Agreement, the Company does not pay acquisition fees, asset management fees or disposition fees to the Advisor with respect to the Company’s residential homes portfolio. The Company’s residential homes portfolio will still be considered when computing any potential incentive fees due to the Advisor under the Advisory Agreement.
DMH Realty, LLC
Effective September 1, 2022, PORT entered into a property management agreement with DMH Realty, LLC (“DMH Realty”), an affiliate of PORA and the Advisor (the “PORT Property Management Agreement”) for the Company’s residential homes portfolio. The PORT Property Management Agreement has an initial two-year term and may be renewed for additional one-year terms. Pursuant to the PORT Property Management Agreement, PORT will pay DMH Realty a property management fee equal to the following: (a) 8% of Collected Rental Revenues, as defined below, up to $50.0 million per annum; (b) 7% of Collected Rental Revenues in excess of $50.0 million per annum, but less than or equal to $75.0 million per annum; and (c) 6% of Collected Rental Revenues in excess of $75.0 million per annum, “Collected Rental Revenues” means the amount of rental revenue actually collected for each property per the terms of the lease pertaining to each property (including lease breakage fees) or pursuant to any early termination buyouts, but excluding other income items, fees or revenue collected by DMH Realty, including but not limited to: application fees, insufficient funds fees, late fees, move-in fees, pet fees, and security deposits (except to the extent applied to rent per the terms of the lease pertaining to any property).
Pacific Oak Capital Markets, LLC
On September 9, 2022, PORT commenced a private offering of up to $500 million of common stock in a primary offering and up to $50 million of common stock under its distribution reinvestment plan (the “Private Offering”). PORT engaged Pacific Oak Capital Markets, LLC (“POCM”), an affiliate of the Advisor, PORA and DHM Realty, to be the dealer manager for the Private Offering, pursuant to a dealer manager agreement effective as of September 9, 2022, which was subsequently amended and restated as of January 13, 2023 to reflect the creation of a $5 million escrow arrangement (the “PORT Dealer Manager Agreement”). Pursuant to the PORT Dealer Manager Agreement, with respect to Class A shares, PORT will generally pay POCM: (1) selling commissions equal to up to 6.0% of the net asset value (“NAV”) of each share sold in the primary offering, which POCM may reallow in part or in full to participating broker-dealers; (2) a dealer manager fee equal to up to 1.5% of the NAV of each share sold in the primary offering, which POCM may reallow in part or in full to participating broker-dealers; and (3) a placement agent fee equal to up to 1.5% of the NAV of each share sold in the primary offering. With respect to Class T shares, PORT will generally pay POCM: (1) selling commissions equal to up to 3.0% of the NAV of each share sold in the primary offering, which POCM may reallow in part or in full to participating broker-dealers; (2) a dealer manager fee equal to up to 0.75% of the NAV of each share sold in the primary offering, which POCM may reallow in part or in full to participating broker-dealers; and (3) a placement agent fee equal to up to 0.75% of the NAV of each share sold in the primary offering. PORT will not pay any selling commissions, dealer manager or placement agent fees in connection with the sale of shares

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2023
(unaudited)
under the distribution reinvestment plan. The Advisor is the sponsor for the Private Offering and as the sponsor, they will incur reimbursable organization and offering costs on behalf of PORT. PORT will incur an organization and offering expense fee equal to 0.5% of the NAV of each share sold in the Private Offering to help fund the reimbursement to the sponsor.
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three months ended March 31, 2023 and 2022, respectively, and any related amounts payable as of March 31, 2023 and December 31, 2022 (in thousands):

	Incurred during the three months ended March 31,		Payable as of
	2023	2022	March 31, 2023	December 31, 2022
Expensed
Asset management fees	$3,973	$3,127	$2,830	$2,618
Property management fees (1)	664	125	199	181
Disposition fees	362	107	—	—
	$4,999	$3,359	$3,029	$2,799
_____________________
(1) Property management fees related to DMH Realty are recorded as operating, maintenance, and management expenses on the Company’s consolidated statements of operations.
Pacific Oak Opportunity Zone Fund I
As of March 31, 2023, the Company’s investment balance in the Pacific Oak Opportunity Zone Fund I, LLC (“Pacific Oak Opportunity Zone Fund I”) is $25.0 million, which is included in investments in unconsolidated entities on the consolidated balance sheets. The Advisor is entitled to certain fees in connection with the fund. Pacific Oak Opportunity Zone Fund I will pay an acquisition fee equal to 1.5% of the purchase price of each asset (including any debt incurred or assumed and significant capital improvement costs budgeted as of the date of acquisition) with a purchase price less than or equal to $25.0 million plus 1.0% of the purchase price in excess of $25.0 million; a quarterly asset management fee equal to 0.25% of the total purchase price of all assets (including any debt incurred or assumed and significant capital improvement costs budgeted as of the date of acquisition) as of the end of the applicable quarter; and a financing fee equal to 0.5% of the original principal amount of any indebtedness incurred (reduced by any financing fee previously paid with respect to indebtedness being refinanced). In the case of investments made through joint ventures, the fees above will be determined based on the Company’s proportionate share of the investment. The Advisor is also entitled to certain distributions paid by the Pacific Oak Opportunity Zone Fund I after the Class A Members have received their preferred return. These fees and distributions have been waived for the Company’s investment. In addition, side letter agreements between the Advisor and Pacific Oak Opportunity Zone Fund I were executed on February 28, 2020 and stipulate that any asset management fees allocable to the Company and waived by Pacific Oak Capital Advisors for Pacific Oak Opportunity Zone Fund I will distributed to the Company.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2023
(unaudited)
8. INVESTMENT IN UNCONSOLIDATED ENTITIES
As of March 31, 2023 and December 31, 2022, the Company’s investments in unconsolidated entities were composed of the following (dollars in thousands):

	Number of Properties as of March 31, 2023			Investment Balance as of
Joint Venture		Location	Ownership %	March 31, 2023	December 31, 2022
110 William Joint Venture (1)	1	New York, New York	60.0%	$—	$—
353 Sacramento Joint Venture	1	San Francisco, California	55.0%	42,302	45,173
Pacific Oak Opportunity Zone Fund I	3	Various	46.0%	24,951	25,669
				$67,253	$70,842
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

Summarized financial information for investment in unconsolidated entities follows (in thousands):

	March 31, 2023	December 31, 2022

Assets:
Real estate held for investment, net	$479,262	$471,503
Total assets	532,982	546,142
Liabilities:
Notes payable related to real estate held for investment, net	494,442	490,302
Total liabilities	503,836	501,861
Total equity	$29,146	$44,281

	For the Three Months Ended March 31,
	2023	2022
Total revenues	$11,120	$17,887
Operating loss	(14,035)	(10,411)
Net loss	$(13,948)	$(10,207)

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2023
(unaudited)
9. REPORTING SEGMENTS
The Company recognizes three reporting segments for the three months ended March 31, 2023 and 2022: strategic opportunistic properties, residential homes and hotels. All corporate related costs are included in the strategic opportunistic properties segment to align with how financial information is presented to the chief operating decision maker. On July 1, 2022, the Company made a prospective name change to the “Single-Family Homes” segment to “Residential Homes” to reflect the Company’s consolidation of Pacific Oak Residential Trust II, Inc. (“PORT II”) residential homes. On September 1, 2022, the Company made a prospective name change to the “Hotels” segment to “Hotel” to reflect the September 1, 2022 disposition of the Springmaid Beach Resort. The selected financial information for reporting segments for the three months ended March 31, 2023 and 2022 are as follows (in thousands):

	Three Months Ended March 31, 2023
	Strategic Opportunistic Properties	Residential Homes	Hotel	Total
Total revenues	$25,890	$9,324	$2,913	$38,127
Total expenses	(55,377)	(11,265)	(2,901)	(69,543)
Total other income	15,279	—	29	15,308
Net income (loss) before income taxes	$(14,208)	$(1,941)	$41	$(16,108)

	Three Months Ended March 31, 2022
	Strategic Opportunistic Properties	Single-Family Homes	Hotels	Total
Total revenues	$26,867	$5,743	$5,917	$38,527
Total expenses	(27,076)	(6,504)	(7,412)	(40,992)
Total other (loss) income	(4,589)	(42)	2,367	(2,264)
Net (loss) income before income taxes	$(4,798)	$(803)	$872	$(4,729)
Total assets and goodwill related to the reporting segments as of March 31, 2023 and December 31, 2022 are as follows (in thousands):

	March 31, 2023
	Strategic Opportunistic Properties	Residential Homes	Hotel	Total
Total assets	$1,144,432	$330,863	$52,446	$1,527,741
Goodwill	4,220	—	1,216	5,436

	December 31, 2022
	Strategic Opportunistic Properties	Residential Homes	Hotel	Total
Total assets	$1,173,481	$333,128	$52,636	$1,559,245
Goodwill	4,220	—	1,216	5,436

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2023
(unaudited)
10. COMMITMENTS AND CONTINGENCIES
Lease Obligations
As of March 31, 2023, the Company’s lease and rights to a leasehold interest with respect to 210 West 31st, which was accounted for as a finance lease, are included in the consolidated balance sheet as follows:

Right-of-use asset (included in real estate held for investment, net, in thousands)	$7,281
Lease obligation (included in other liabilities, in thousands)	9,469

Remaining lease term	90.8 years
Discount rate	4.8%

The components of lease expense were as follows:
Interest on lease obligation (in thousands)	$112
As of March 31, 2023, the Company had a leasehold interest expiring in 2114. Future minimum lease payments owed by the Company under the finance lease as of March 31, 2023 are as follows (in thousands):

April 1, 2023 through December 31, 2023	$270
2024	360
2025	393
2026	396
2027	396
Thereafter	51,771
Total expected minimum lease obligations	53,586
Less: Amount representing interest (1)	(44,117)
Present value of net minimum lease payments (2)	$9,469
_____________________
(1) Interest includes the amount necessary to reduce the total expected minimum lease obligations to present value calculated at the Company’s incremental borrowing rate at acquisition.
(2) The present value of net minimum lease payments are presented in other liabilities in the accompanying consolidated balance sheets.

Economic Dependency
The Company is dependent on the Advisor, PORA, and DMH Realty for certain services that are essential to the Company, including the identification, evaluation, negotiation, origination, acquisition and disposition of investments; management of the daily operations of the Company’s investment portfolio; and other general and administrative responsibilities. In the event that the Advisor, PORA, and DMH Realty are unable to provide these services, the Company will be required to obtain such services from other sources.
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Although there can be no assurance, the Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations as of March 31, 2023. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2023
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
•We have focused, and may continue to focus, our investments in non-performing real estate and real estate-related loans, real estate-related loans secured by non-stabilized assets and real estate-related securities, which involve more risk than investments in performing real estate and real estate-related assets
All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission (the “SEC”).
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
As of March 31, 2023, we consolidated eight office properties, one office portfolio consisting of two office buildings and 25 acres of undeveloped land, two apartment properties, one hotel properties, one residential home portfolio consisting of 2,456 residential homes, two investments in undeveloped land with approximately 671 developable acres, one office/retail development property and owned three investments in unconsolidated entities and three investments in real estate equity securities.
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
We sold 56,584,976 shares of common stock in the primary portion of our initial public offering for gross offering proceeds of $561.7 million. As of March 31, 2023, we had sold 6,851,969 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $76.5 million. The Company ceased offering shares of common stock in its primary offering on November 14, 2012 and suspended offering shares under its dividend reinvestment plan as of March 28, 2023. To date, we have invested all of the net proceeds from our initial public offering in real estate and real estate-related investments. We intend to use our cash on hand, proceeds from asset sales, proceeds from debt financing and, cash flow generated by our real estate operations and real estate-related investments as our primary sources of immediate and long-term liquidity.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures and corporate general and administrative expenses. Cash flow from operations from our real estate investments is primarily dependent upon the occupancy levels of our properties, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of March 31, 2023, our office properties were collectively 69% occupied, our residential home portfolio was 94% occupied and our apartment properties were 95% occupied.
Our investment in the hotel property generates cash flow in the form of room, food, beverage and convention services, campground and other revenues, which are reduced by hotel expenses, capital expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our hotel property is primarily dependent upon the occupancy levels of our hotel, the average daily rates and how well we manage our expenditures. The following table provides summary information regarding our hotel property for the three months ended March 31, 2023 and 2022:

		Percentage Occupied for the Three Months Ended March 31,		Average Daily Rate for the Three Months Ended March 31,		Average Revenue per Available Room for the Three Months Ended March 31,
Property	Number of Rooms	2023	2022	2023	2022	2023	2022
Q&C Hotel	196	73.6%	62.3%	$197.69	$191.97	$145.40	$119.54
Investments in real estate equity securities generate cash flow in the form of dividend income, which is reduced by asset management fees. As of March 31, 2023, we had three investments in real estate equity securities outstanding with a total carrying value of $48.1 million.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended March 31, 2023 did not exceed the charter-imposed limitation.
For the three months ended March 31, 2023, our cash needs for capital expenditures, redemptions of common stock and debt servicing were met with proceeds from dispositions of real estate, proceeds from debt financing and cash on hand. Operating cash needs during the same period were met through cash flow generated by our real estate and real estate-related investments and cash on hand. As of March 31, 2023, we had outstanding debt obligations in the aggregate principal amount of $1.1 billion, with a weighted-average remaining term of 1.8 years. As of March 31, 2023, we had a total of $517.4 million of debt obligations scheduled to mature within 12 months of that date. We plan to exercise our extension options available under our loan agreements or pay down or refinance the related notes payable prior to their maturity dates.
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
Cash Flows from Operating Activities
As of March 31, 2023, we consolidated eight office properties, one office portfolio consisting of two office buildings and 25 acres of undeveloped land, two apartment properties, one hotel properties, one residential home portfolio consisting of 2,456 residential homes, two investments in undeveloped land with approximately 671 developable acres, one office/retail development property and owned three investments in unconsolidated entities and three investments in real estate equity securities. During the three months ended March 31, 2023, net cash used in operating activities was $10.2 million. We expect that our cash flows from operating activities will increase in future periods as a result of leasing additional space that is currently unoccupied and anticipated future acquisitions of real estate and real estate-related investments. However, our cash flows from operating activities may decrease to the extent that we dispose of additional assets.
Cash Flows from Investing Activities
Net cash provided by investing activities was $23.9 million for the three months ended March 31, 2023 and primarily consisted primarily of the following:
•Proceeds from sales of real estate of $34.5 million;

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
•Improvements to real estate of $6.8 million;
•Settlement of foreign currency collars of $4.3 million, net;
•Purchase of foreign currency collars of $1.9 million;
•Proceeds for future development obligations of $1.3 million, net; and
•Distribution of capital from unconsolidated entity of $1.1 million.
Cash Flows from Financing Activities
Net cash used in financing activities was $3.8 million for the three months ended March 31, 2023 and consisted primarily of the following:
•$2.3 million of net cash used in debt and other financings as a result of principal payments on notes payable of $2.8 million and payments of deferred financing costs of $0.5 million and partially offset by proceeds from notes payable of $1.0 million; and
•$1.5 million of cash used for redemptions of common stock.
In order to execute our investment strategy, we utilize secured debt and we may, to the extent available, utilize unsecured debt, to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinancing and interest risks, are properly balanced with the benefit of using leverage. There is no limitation on the amount we may borrow for any single investment. Our charter limits our total liabilities such that our total liabilities may not exceed 75% of the cost of our tangible assets; however, we may exceed that limit if a majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our common stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of March 31, 2023, our borrowings and other liabilities were both approximately 70% of the cost (before depreciation and other noncash reserves) and the book value (before depreciation) of our tangible assets.
On February 16, 2020, Pacific Oak Strategic Opportunity BVI issued 254.1 million Israeli new Shekels (approximately $74.1 million as of February 16, 2020) of Series B debentures (the “Series B Debentures”) to Israeli investors pursuant to a public offering registered with the Israel Securities Authority. The Series B Debentures bear interest at the rate of 3.93% per year. The Series B Debentures have principal installment payments equal to 33.33% of the face amount of the Series B Debentures on January 31st of each year from 2024 to 2026. Pacific Oak Strategic Opportunity BVI issued additional Series B Debentures subsequent to the initial issuance and as of March 31, 2023, 1.2 billion Israeli new Shekels (approximately $323.8 million as March 31, 2023) were outstanding. The additional Series B Debentures have an equal level of security, pari passu, amongst themselves and between them and the initial Series B Debentures, without any right of precedence or preference between any of them.
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
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of March 31, 2023 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2023	2024-2025	2026-2027	Thereafter
Outstanding debt obligations (1)	$1,056,819	$384,951	$399,717	$272,151	$—
Interest payments on outstanding debt obligations (2)	68,333	31,006	34,893	2,434	—
Finance lease obligation	53,586	270	753	792	51,771
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts, maturity dates, foreign currency rates and interest rates in effect at March 31, 2023.
Results of Operations
Overview
As of March 31, 2023, we consolidated eight office properties, one office portfolio consisting of two office buildings and 25 acres of undeveloped land, two apartment properties, one hotel properties, one residential home portfolio consisting of 2,456 residential homes, three investments in undeveloped land with approximately 671 developable acres, one office/retail development property and owned three investments in unconsolidated entities and three investments in real estate equity securities. Our results of operations for the three months ended March 31, 2023 may not be indicative of those in future periods due to acquisition and disposition activities. Additionally, the occupancy in our office properties has not been stabilized. As of March 31, 2023, our office properties were collectively 69% occupied, our residential home portfolio was 94% occupied and our apartment property was 95% occupied. However, due to the amount of near-term lease expirations, we do not put significant emphasis on quarterly changes in occupancy (positive or negative) in the short run. Our underwriting and valuations are generally more sensitive to “terminal values” that may be realized upon the disposition of the assets in the portfolio and less sensitive to ongoing cash flows generated by the portfolio in the years leading up to an eventual sale. There are no guarantees that the occupancy of our assets will increase, or that we will recognize a gain on the sale of our assets. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of leasing additional space and acquiring additional assets but decrease due to disposition activity.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Comparison of the three months ended March 31, 2023 versus the three months ended March 31, 2022
The following table provides summary information about our results of operations for the three months ended March 31, 2023 and 2022 (dollar amounts in thousands):

	Three Months Ended March 31,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions/ Dispositions (1)	$ Change Due to Investments Held Throughout Both Periods (2)
	2023	2022
Rental income	$32,077	$29,382	$2,695	9%	$3,511	$(816)
Hotel revenues	2,913	5,917	(3,004)	(51)%	(3,514)	510
Other operating income	1,139	841	298	35%	(15)	313
Dividend income from real estate equity securities	1,998	2,387	(389)	(16)%	—	(389)
Operating, maintenance, and management costs	11,168	9,875	1,293	13%	762	531
Real estate taxes and insurance	6,416	5,024	1,392	28%	855	537
Hotel expenses	1,962	5,113	(3,151)	(62)%	(3,506)	355
Asset management fees to affiliates	3,973	3,127	846	27%	560	286
General and administrative expenses	3,001	2,991	10	—%	n/a	n/a
Foreign currency transaction gain, net	(2,719)	(7,266)	4,547	(63)%	n/a	n/a
Depreciation and amortization	12,048	12,565	(517)	(4)%	(63)	(454)
Interest expense	16,031	9,563	6,468	68%	(813)	7,281
Impairment charges on real estate and related intangibles	17,663	—	17,663	—%	n/a	n/a
Loss from unconsolidated entities	(2,332)	(679)	(1,653)	243%	(45)	(1,608)
Other interest income	204	46	158	343%	n/a	n/a
Loss on real estate equity securities	(12,033)	(7,521)	(4,512)	60%	—	(4,512)
Gain on sale of real estate	29,469	3,523	25,946	736%	25,946	—
Gain on extinguishment of debt	—	2,367	(2,367)	(100)%	n/a	n/a
Income tax provision	(3,662)	—	(3,662)	100%	(3,662)	—
_____________________
(1) Represents the dollar amount increase (decrease) for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 related to real estate and real estate-related investments acquired or disposed on or after January 1, 2022.
(2) Represents the dollar amount increase (decrease) for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 with respect to real estate and real estate-related investments owned by us during the entirety of both periods presented.
Rental income increased from $29.4 million for the three months ended March 31, 2022 to $32.1 million for the three months ended March 31, 2023, primarily as a result of the consolidation of Pacific Oak Residential Trust II, Inc. (“PORT II”), which accounted for approximately $3.6 million of rental income during the three months ended March 31, 2023. This increase was partially offset by a decrease in office occupancy. The occupancy of our office properties held throughout both periods decreased from 73% as of March 31, 2022 to 69% as of March 31, 2023. We expect rental income to increase in future periods as a result of leasing additional space and to the extent we acquire additional properties, but to decrease to the extent we dispose of properties.
Hotel revenues decreased from $5.9 million for the three months ended March 31, 2022 to $2.9 million for the three months ended March 31, 2023, primarily as a result of the disposition of the Springmaid Beach Resort during 2022, which accounted for approximately $3.5 million during the three months ended March 31, 2022. This decrease was partially offset by the increase in occupancy and average daily rates for the Q&C Hotel.
Operating, maintenance, and management costs increased from $9.9 million for the three months ended March 31, 2022 to $11.2 million for the three months ended March 31, 2023 and real estate taxes and insurance increased from $5.0 million for the three months ended March 31, 2022 to $6.4 million for the three months ended March 31, 2023, primarily due to the PORT II consolidation, which accounted for approximately $0.8 million of property operating costs and $0.9 million of real estate taxes and insurance during the three months ended March 31, 2023. We expect operating, maintenance, and management costs and real estate taxes and insurance to increase in future periods to the extent we acquire additional properties, increase occupancy of our real estate assets and due to general inflation, but to decrease to the extent we dispose of properties.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Hotel expenses decreased from $5.1 million for the three months ended March 31, 2022 to $2.0 million for the three months ended March 31, 2023, primarily due to the disposition of the Springmaid Beach Resort during 2022, which accounted for approximately $3.5 million of expenses during the three months ended March 31, 2022. This decrease was partially offset by the increase in occupancy for the Q&C Hotel. We expect hotel expenses to vary in future periods based on occupancy rates.
Asset management fees to affiliates increased from $3.1 million for the three months ended March 31, 2022 to $4.0 million for the three months ended March 31, 2023. This change was primarily due to the PORT II consolidation, which increased asset management fees by $0.7 million, although that increase was partially offset by a $0.2 million reduction in asset management fees associated with the disposition of the Springmaid Beach Resort. Both the PORT II consolidation and the disposition of the Springmaid Beach Resort occurred during 2022. We expect asset management fees to increase in future periods to the extent we acquire additional properties, but to decrease to the extent we dispose of properties.
General and administrative expenses were both $3.0 million for the three months ended March 31, 2022 and 2023. We expect general and administrative expenses to increase in future periods to the extent we acquire additional properties, but to decrease to the extent we dispose of properties.
We recognized a $2.7 million foreign currency transaction gain, net for the three months ended March 31, 2023 and $7.3 million of foreign currency transaction gain, net, for the three months ended March 31, 2022, related to the debentures in Israel. These debentures are denominated in Israeli new Shekels and we expect to recognize foreign transaction gains and losses based on changes in foreign currency exchange rates.
Depreciation and amortization decreased from $12.6 million for the three months ended March 31, 2022 to $12.0 million for the three months ended March 31, 2023, primarily as a result of the disposition of the Springmaid Beach Resort, which accounted for approximately $0.5 million of depreciation and amortization during the three months ended March 31, 2022 and lease intangibles that were fully amortized during the three months ended March 31, 2022, which was partially offset by the PORT II consolidation, which accounted for $0.9 million of depreciation and amortization during the three months ended March 31, 2023. We expect depreciation and amortization to increase in future periods to the extent we acquire additional properties, but to decrease as a result of amortization of lease intangibles related to lease expirations and disposition of properties.
Interest expense increased from $9.6 million for the three months ended March 31, 2022 to $16.0 million for the three months ended March 31, 2023 primarily due to increased one-month floating rates during the three months ended March 31, 2023. Our interest expense in future periods will vary based on interest rate fluctuations, the amount of interest capitalized and our level of future borrowings, which will depend on the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives and will decrease to the extent we dispose of properties and pay down debt, including annual principal installment payments on the Debentures.
During the three months ended March 31, 2023, we recognized impairment charges of $17.7 million on Oakland City Center.
Loss on real estate equity securities was $7.5 million and $12.0 million for the three months ended March 31, 2022 and 2023, respectively. We expect gains and losses on real estate equity securities to fluctuate in future periods as a result of changes in share prices of our investments in real estate equity securities.
During the three months ended March 31, 2023, we sold approximately 71 acres of developable land and recognized a gain on sale of real estate of $29.5 million. Additionally, due to the sale of the 71 acres of developable land, we recognized an income tax provision of $3.7 million. During the three months ended March 31, 2022, we sold two office properties and recognized a gain on sale of real estate of $3.5 million.

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Although MFFO includes other adjustments, the exclusion of straight-line rent, the amortization of above- and below-market leases, amortization of premium or discount on bond and notes payable, mark to market foreign currency transaction adjustments and extinguishment of debt are the most significant adjustments for the periods presented. We have excluded these items based on the following economic considerations:
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculations of MFFO and Adjusted MFFO, for the three months ended March 31, 2023 and 2022 (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended March 31,
	2023	2022
Net loss attributable to common stockholders	$(19,581)	$(4,755)
Depreciation of real estate assets	9,386	8,294
Impairment charges on real estate and related intangibles	17,663	—
Amortization of lease-related costs	2,662	4,271
Gain on sale of real estate (1)	(29,469)	(3,523)
Loss on real estate equity securities	12,033	7,521
Adjustments for noncontrolling interests - consolidated entities (2)	(182)	(298)
Adjustments for investments in unconsolidated entities (3)	(3,504)	689
FFO attributable to common stockholders	(10,992)	12,199
Straight-line rent and amortization of above- and below-market leases	(1,027)	(1,312)
Amortization of net premium/discount on bond and notes payable	1,103	1,016
Unrealized loss (gain) on interest rate caps	36	(55)
Gain on extinguishment of debt	—	(2,367)
Foreign currency transaction gain, net	(2,719)	(7,266)
Adjustments for noncontrolling interests - consolidated entities (2)	(3)	(40)
Adjustments for investments in unconsolidated entities (3)	311	(47)
MFFO attributable to common stockholders	(13,291)	2,128
Other capitalized operating expenses (4)	(4,077)	(3,061)
Income tax provision	3,662	—
Adjusted MFFO attributable to common stockholders	$(13,706)	$(933)
_____________________
(1) Reflects an adjustment to eliminate pre-tax gain on sale of real estate.
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
Distributions
There were no distributions declared for the three months ended March 31, 2023. Our net loss attributable to common stockholders for the three months ended March 31, 2023 was $19.6 million and our cash flows used in operations were $14.3 million. Our cumulative distributions paid and net loss attributable to common stockholders from inception through March 31, 2023 was $515.4 million. We have funded our cumulative distributions paid, which includes net cash distributions and distributions reinvested by stockholders, with prior period cash flow from operating activities in excess of distributions paid and with cash from gains realized from the disposition of properties. To the extent that we pay distributions from sources other than our cash flow from operations or gains from asset sales, we will have fewer funds available for investment in real estate-related loans, opportunistic real estate, real estate-related debt securities, real estate equity securities and other real estate-related investments, the overall return to our stockholders may be reduced and subsequent investors may experience dilution.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Critical Accounting Policies
Our consolidated interim financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments and assumptions, requires estimates about matters that are inherently uncertain and which are important for understanding and evaluating our reported financial results. These judgments will affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC. There have been no significant changes to our policies during 2023.
Subsequent Events
We evaluate subsequent events up until the date the consolidated financial statements are issued.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency and Interest Rate Risk
Certain transactions, assets, and liabilities are exposed to foreign currency risk. We monitor our foreign currency exposures to maximize the economic effectiveness of our foreign currency positions, including hedges. Principal currency exposure is Israeli New Shekel; in particular, we are exposed to the effects of foreign currency changes in Israel with respect to the 3.93% Series B Debentures issued to investors in Israel.
In addition, we are exposed to the effects of interest rate changes as a result of borrowings used to maintain liquidity, fund distributions and to fund the refinancing of our real estate investment portfolio and operations. We may also be exposed to the effects of changes in interest rates as a result of the acquisition and origination of mortgage, mezzanine, bridge and other loans and the acquisition of real estate securities. Our profitability and the value of our investment portfolio may be adversely affected during any period as a result of interest rate changes and foreign currency changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs. We may manage interest rate risk by maintaining a ratio of fixed rate, long-term debt such that floating rate exposure is kept at an acceptable level. In addition, we may utilize a variety of financial instruments, including interest rate caps, floors, and swap agreements, in order to limit the effects of changes in interest rates on our operations. In order to limit the effects of changes in foreign currency on our operations, we may utilize a variety of foreign currency hedging strategies such as cross currency swaps, forward contracts, puts or calls. When we use these types of derivatives to hedge the risk of interest-earning assets or interest-bearing liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the funds available for payments to holders of our common stock and the risk that the losses may exceed the amount we invested in the instruments. Additionally, certain of these strategies may cause us to fund a margin account periodically to offset changes in foreign currency rates which may also reduce the funds available for payments to holders of our common stock.
As of March 31, 2023, we held 61.6 million Israeli new Shekels and 24.7 million Israeli new Shekels in cash and restricted cash, respectively. In addition, as of March 31, 2023, we had bonds outstanding and the related interest payable in the amounts of 1.2 billion Israeli new Shekels and 7.6 million Israeli new Shekels, respectively. Foreign currency exchange rate risk is the possibility that our financial results could be better or worse than planned because of changes in foreign currency exchange rates. Based solely on the remeasurement for the three months ended March 31, 2023, if foreign currency exchange rates were to increase or decrease by 10%, our net income would increase or decrease by approximately $18.1 million and $33.5 million, respectively, for the same period.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 3. Quantitative and Qualitative Disclosures about Market Risk (continued)
We borrow funds at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of March 31, 2023, the fair value of our Pacific Oak SOR BVI Series B Debentures was $286.7 million and the outstanding principal balance was $323.8 million. As of March 31, 2023, excluding the Pacific Oak SOR BVI Series B Debentures, the fair value of our fixed rate debt was $222.5 million and the outstanding principal balance of our fixed rate debt was $233.5 million. The fair value estimate of our Pacific Oak SOR BVI Series B Debentures was calculated using the quoted bond price as of March 31, 2023 on the Tel Aviv Stock Exchange of 89.21 Israeli new Shekels, respectively. The fair value estimate of our fixed rate debt was calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of March 31, 2023. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting changes in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on variable rate debt would change our future earnings and cash flows, but would not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. As of March 31, 2023, we had entered into three separate interest rate caps with an aggregate notional of $177.5 million which effectively limits our exposure to increases in one-month LIBOR and SOFR above certain thresholds. Based on interest rates as of March 31, 2023, if interest rates were 100 basis points higher or lower during the 12 months ending March 31, 2023, interest expense on our variable rate debt would increase or decrease by $3.3 million and $6.7 million, respectively.
The weighted-average interest rates of our fixed rate debt and variable rate debt as of March 31, 2023 were 4.0% and 7.1%, respectively. The interest rate and weighted-average interest rate represent the actual interest rate in effect as of March 31, 2023 (consisting of the contractual interest rate and the effect of contractual floor rates, if applicable), using interest rate indices as of March 31, 2023 where applicable.
We are exposed to financial market risk with respect to our real estate equity securities. Financial market risk is the risk that we will incur economic losses due to adverse changes in our real estate equity security prices. Our exposure to changes in real estate equity security prices is a result of our investment in these types of securities. Market prices are subject to fluctuation and, therefore, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market prices of a real estate equity security may result from any number of factors, including perceived changes in the underlying fundamental characteristics of the issuer, the relative price of alternative investments, interest rates, default rates and general market conditions. In addition, amounts realized in the sale of a particular security may be affected by the relative quantity of the real estate equity security being sold. We do not currently engage in derivative or other hedging transactions to manage our real estate equity security price risk. As of March 31, 2023, we owned real estate equity securities with a book value of $48.1 million. Based solely on the prices of real estate equity securities as of March 31, 2023, if prices were to increase or decrease by 10%, our net income would increase or decrease by approximately $4.8 million.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
None.

Item 1A. Risk Factors
In addition to the risk factor discussed below, please see the risk factors in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC.
We believe that real estate values for our office properties may have declined since our most recent net asset value per share was calculated, and that if we were to recalculate our net asset value at this time, it could be lower.
On December 2, 2022, our board of directors approved an estimated value per share of our common stock of $10.50 based on the estimated value of our assets less the estimated value of our liabilities, or net asset value (“NAV”), divided by the number of shares outstanding as of September 30, 2022. However, since our NAV was last calculated, the U.S. office property market has continued to experience multiple challenges which have negatively impacted office property values. For example, the prevalence of remote work has decreased tenant demand and increased vacancies; increasing interest rates have made financing office properties more costly; and recent banking failures have only added volatility and uncertainty to the market. Cap rates in the markets in which our office properties are located have also increased since our NAV calculation, which is indicative of relatively lower property valuations. In light of these continued negative trends in the office property market, our office property values, and our NAV, may be lower than previously calculated.

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

PART II. OTHER INFORMATION (CONTINUED)
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (Continued)
•During any calendar year, we may redeem only the number of shares that we can purchase with the amount of net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year; provided, however, that this limit may be increased or decreased by us upon ten business days’ notice to our stockholders. To the extent that we redeem less than the number of shares that we can purchase in any calendar year with the amount of net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year plus any additional funds approved by us, such excess capacity to redeem shares during any calendar year shall be added to our capacity to otherwise redeem shares during the subsequent calendar year. We indefinitely suspended the dividend reinvestment plan as of March 28, 2023. Furthermore, during any calendar year, once we have received requests for redemptions, whether in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence”, or otherwise, that if honored, and when combined with all prior redemptions made during the calendar year, would result in the amount of remaining funds available for the redemption of additional shares in such calendar year being $1.0 million or less, the last $1.0 million of available funds shall be reserved exclusively for shares being redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence.” To the extent that, in the last month of any calendar year, the amount of redemption requests in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence” is less than the amount of available funds reserved for such redemptions in accordance with the previous sentence, any excess funds may be used to redeem shares not in connection with a stockholder’s death, “qualifying disability or “determination of incompetence” during such month.

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
•During the three months ended March 31, 2023, we fulfilled redemption requests eligible for redemption under our share redemption program and received in good order and funded redemptions under our share redemption program with cash on hand. We redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed	Average Price Paid Per Share (1)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2023	75,025	$10.50	(2)
February 2023	25,954	$10.50	(2)
March 2023	42,806	$10.50	(2)
Total	143,785
_____________________
(1) On December 2, 2022, our board of directors approved an estimated value per share of our common stock of $10.50. The change in the redemption price became effective for the January 2023 redemption date and is effective until the estimated value per share is updated. We expect to update our estimated value per share no later than December 2023.
(2) We limit the dollar value of shares that may be redeemed under the program as described above. During the three months ended March 31, 2023, we redeemed $1.5 million of common stock under the program, which represented all redemption requests received in good order and eligible for redemption through the March 2023 redemption date, except for the $147.4 million of shares in connection with redemption requests not made upon a stockholder’s death, “qualifying disability” or “determination of incompetence,” which redemption requests will be fulfilled subject to the limitations described above. Based on the Twelfth SRP, we had $1.1 million available for redemptions in the remainder of 2023 as of March 31, 2023, and on May 11, 2023, our board of directors approved an additional $2.0 million, all of which are in connection with a stockholders’ death, “qualifying disability” or “determination of incompetence,” subject to the limitations described above.

Item 3. Defaults upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.

PART II. OTHER INFORMATION (CONTINUED)
Item 5. Other Information
Pursuant to the Twelfth Amended and Restated Share Redemption Program, on May 11, 2023, our board of directors approved an additional $2.0 million of funds available for redemptions in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence,” which will carry forward until depleted.

Item 6. Exhibits

Ex.	Description

3.1	Second Articles of Amendment and Restatement, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed February 4, 2010

3.2	Articles of Amendment, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed November 1, 2019

3.3	Articles of Amendment, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 23, 2019

3.4	Fourth Amended and Restated Bylaws, incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K filed March 30, 2023

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

10.1
Amended and Restated Dealer Manager Agreement by and between Pacific Oak Residential Trust, Inc. and Pacific Oak Capital Markets, LLC, dated January 13, 2023, incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed March 30, 2023

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

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.

Date:	May 12, 2023	By:	/S/ KEITH D. HALL
Keith D. Hall
Chief Executive Officer and Director
(principal executive officer)

Date:	May 12, 2023	By:	/S/ MICHAEL A. BENDER
Michael A. Bender
Chief Financial Officer
(principal financial officer)