Form 10-Q
period 2023-06-30
Pacific Oak Strategic Opportunity REIT, Inc.
filed 2023-08-14
CIK 1452936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

 FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
As of August 9, 2023, there were 103,610,544 outstanding shares of common stock of Pacific Oak Strategic Opportunity REIT, Inc.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
FORM 10-Q
June 30, 2023

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30, 2023	December 31, 2022
	(unaudited)
Assets
Real estate held for investment, net	$1,162,118	$1,216,898
Real estate held for sale, net	—	2,506
Real estate equity securities	30,474	60,153
Total real estate and real estate-related investments, net	1,192,592	1,279,557
Cash and cash equivalents	69,521	97,931
Restricted cash	45,984	61,113
Investments in unconsolidated entities	52,509	70,842
Rents and other receivables, net	23,323	21,518
Prepaid expenses and other assets	25,211	22,848
Goodwill	5,436	5,436
Total assets	$1,414,576	$1,559,245
Liabilities and equity
Notes and bonds payable, net	$975,842	$1,044,709
Accounts payable and accrued liabilities	22,203	25,231
Due to affiliates	6,683	2,799
Other liabilities	71,386	66,967
Redeemable common stock payable	1,426	2,638
Restricted stock payable	508	508
Total liabilities	1,078,048	1,142,852
Commitments and contingencies (Note 10)
Equity
Pacific Oak Strategic Opportunity REIT, Inc. stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 103,626,096 and 103,932,083 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	1,036	1,039
Additional paid-in capital	905,046	907,044
Cumulative distributions and net loss	(572,838)	(495,782)
Total Pacific Oak Strategic Opportunity REIT, Inc. stockholders’ equity	333,244	412,301
Noncontrolling interests	3,284	4,092
Total equity	336,528	416,393
Total liabilities and equity	$1,414,576	$1,559,245
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Rental income	$32,152	$28,979	$64,229	$58,360
Hotel revenues	2,565	12,854	5,478	18,771
Other operating income	1,066	887	2,204	1,728
Dividend income from real estate equity securities	113	819	2,110	3,206
Total revenues	35,896	43,539	74,021	82,065
Expenses:
Operating, maintenance, and management	11,107	10,342	22,275	20,218
Real estate taxes and insurance	5,843	5,079	12,260	10,103
Hotel expenses	1,984	6,998	3,945	12,109
Asset management fees to affiliates	3,710	3,189	7,684	6,315
General and administrative expenses	3,222	2,983	6,220	5,977
Foreign currency transaction loss (gain), net	6,272	(23,833)	3,553	(31,098)
Depreciation and amortization	12,110	14,098	24,158	26,662
Interest expense	15,788	10,780	31,819	20,343
Impairment charges on real estate and related intangibles	18,926	—	36,589	—
Total expenses	78,962	29,636	148,503	70,629
Other (loss) income:
Loss from unconsolidated entities, net	(14,630)	(2,075)	(16,962)	(2,754)
Other interest income	1,012	48	1,216	94
Loss on real estate equity securities, net	(4,089)	(20,070)	(16,122)	(27,591)
Gain (loss) on sale of real estate	3,292	(175)	32,761	3,348
Gain on extinguishment of debt	—	—	—	2,367
Total other (loss) income, net	(14,415)	(22,272)	893	(24,536)
Net loss before income taxes	(57,481)	(8,369)	(73,589)	(13,100)
Income tax provision	—	—	(3,662)	—
Net loss	(57,481)	(8,369)	(77,251)	(13,100)
Net loss (income) loss attributable to noncontrolling interests	6	(156)	195	(38)
Net loss attributable to redeemable noncontrolling interest	—	34	—	81
Preferred stock dividends	—	(528)	—	(718)
Net loss attributable to common stockholders	$(57,475)	$(9,019)	$(77,056)	$(13,775)
Net loss per common share, basic and diluted	$(0.55)	$(0.09)	$(0.74)	$(0.13)
Weighted-average number of common shares outstanding, basic and diluted	103,737,734	104,422,035	103,804,676	102,929,284

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended June 30, 2023 and 2022
(unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Loss	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amounts
Balance, March 31, 2023	103,788,298	$1,038	$907,045	$(515,363)	$392,720	$3,903	$396,623
Net loss	—	—	—	(57,475)	(57,475)	(6)	(57,481)
Transfers to redeemable common stock, net	—	—	(297)	—	(297)	—	(297)
Redemptions of common stock	(162,202)	(2)	(1,702)	—	(1,704)	—	(1,704)
Noncontrolling interests distribution	—	—	—	—	—	(613)	(613)
Balance, June 30, 2023	103,626,096	$1,036	$905,046	$(572,838)	$333,244	$3,284	$336,528

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Loss	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amounts
Balance, March 31, 2022	104,496,165	$1,045	$914,460	$(453,770)	$461,735	$10,251	$471,986
Net (loss) income	—	—	—	(9,019)	(9,019)	156	(8,863)
Transfers from redeemable common stock	—	—	1,685	—	1,685	—	1,685
Redemptions of common stock	(177,171)	(2)	(1,683)	—	(1,685)	—	(1,685)
Adjustment to value of redeemable noncontrolling interest	—	—	—	(1,716)	(1,716)	—	(1,716)
Stock distribution issued	98	—	1	(1)	—	—	—
Noncontrolling interests distribution	—	—	—	—	—	(34)	(34)
Balance, June 30, 2022	104,319,092	$1,043	$914,463	$(464,506)	$451,000	$10,373	$461,373

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY (CONTINUED)
For the Six Months Ended June 30, 2023 and 2022
(unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Loss	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amounts
Balance, December 31, 2022	103,932,083	$1,039	$907,044	$(495,782)	$412,301	$4,092	$416,393
Net loss	—	—	—	(77,056)	(77,056)	(195)	(77,251)
Transfers to redeemable common stock, net	—	—	1,213	—	1,213	—	1,213
Redemptions of common stock	(305,987)	(3)	(3,211)	—	(3,214)	—	(3,214)
Noncontrolling interests distribution	—	—	—	—	—	(613)	(613)
Balance, June 30, 2023	103,626,096	$1,036	$905,046	$(572,838)	$333,244	$3,284	$336,528

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Loss	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amounts
Balance, December 31, 2021	94,141,251	$941	$818,440	$(347,691)	$471,690	$10,369	$482,059
Net loss	—	—	—	(13,775)	(13,775)	38	(13,737)
Transfers to redeemable common stock	—	—	(695)	—	(695)	—	(695)
Redemptions of common stock	(242,336)	(2)	(2,272)	—	(2,274)	—	(2,274)
Adjustment to value of redeemable noncontrolling interest	—	—	—	(3,946)	(3,946)	—	(3,946)
Stock distribution issued	10,420,177	104	98,990	(99,094)	—	—	—
Noncontrolling interests contributions	—	—	—	—	—	(34)	(34)
Balance, June 30, 2022	104,319,092	$1,043	$914,463	$(464,506)	$451,000	$10,373	$461,373

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(77,251)	$(13,100)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Impairment charges on real estate and related intangibles	36,589	—
Loss from unconsolidated entities, net	16,962	2,754
Depreciation and amortization	24,158	26,662
Loss on real estate equity securities, net	16,122	27,591
Gain on sale of real estate	(32,761)	(3,348)
Unrealized gain on interest rate caps	(328)	(270)
Deferred rent	(1,508)	(1,427)
Gain on extinguishment of debt	—	(2,367)
Amortization of above- and below-market leases, net	(151)	(508)
Amortization of deferred financing costs and debt discount and premium, net	4,567	3,844
Foreign currency transaction loss (gain), net	3,553	(31,098)
Changes in assets and liabilities:
Rents and other receivables, net	(409)	(175)
Prepaid expenses and other assets	(3,120)	(1,150)
Accounts payable and accrued liabilities	(3,068)	502
Due to affiliates	3,884	3,753
Other liabilities	3,355	668
Net cash (used in) provided by operating activities	(9,406)	12,331
Cash Flows from Investing Activities:
Improvements to real estate	(10,349)	(10,110)
Proceed from sales of real estate, net	40,795	357
Contribution to unconsolidated entity	—	(22,500)
Distribution of capital from unconsolidated entity	1,144	569
Purchase of interest rate caps	(347)	(506)
Advance to affiliate	—	(1,201)
Purchase of foreign currency derivatives	(67,140)	—
Proceeds from disposition of foreign currency derivatives	49,176	—
Proceeds from advances due from affiliates	—	6,448
Proceeds from the sale of real estate equity securities	13,557	—
Escrow deposit for future real estate sale	—	17,000
Proceeds for development obligations	1,855	—
Funding for development obligations	(1,421)	(4,025)
Net cash provided by (used in) investing activities	27,270	(13,968)
Cash Flows from Financing Activities:
Proceeds from notes payable	980	145,104
Principal payments on notes payable	(56,922)	(61,613)
Payments of deferred financing costs	(409)	(2,829)
Payments to redeem common stock	(3,214)	(2,274)
Distributions paid	—	(11,016)
Preferred dividends paid	—	(718)
Noncontrolling interests distribution	(613)	(34)
Net cash (used in) provided by financing activities	(60,178)	66,620
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,225)	(3,619)
Net (decrease) increase in cash, cash equivalents and restricted cash	(43,539)	61,364
Cash, cash equivalents and restricted cash, beginning of period	159,044	105,431
Cash, cash equivalents and restricted cash, end of period	$115,505	$166,795
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2023	2022
Supplemental Disclosure of Cash Flow Information:
Interest paid, net of capitalized interest of $1,743 and $1,026 for the six months ended June 30, 2023 and 2022, respectively	27,379	15,446
Supplemental Disclosure of Significant Noncash Transaction:
Accrued improvements to real estate	1,915	3,262
Redeemable common stock payable	1,426	1,379
Distributions paid to common stockholders through common stock issuances	—	99,094
PPP notes forgiveness	—	2,367
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
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
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2023
(unaudited)
Liquidity
The Company generally finances its real estate investments using notes payable that are typically structured as non-recourse secured mortgages with maturities of approximately three to five years, with short term extension options available upon the Company meeting certain debt covenants. Each reporting period management evaluates the Company’s ability to continue as a going concern by evaluating conditions and events, including assessing the liquidity needs to satisfy upcoming debt obligations and the ability to satisfy debt covenant requirements. Through the normal course of operations, as of July 1, 2023, the Company has $460.1 million of debt obligations scheduled to mature within 12 months of that date. In order to satisfy obligations as they mature, management will evaluate its options and may seek to utilize extension options available in the respective loan agreements, may make partial loan paydowns to meet debt covenant requirements, may seek to refinance certain debt instruments, may sell real estate equity securities to convert to cash to make principal payments, may market one or more properties for sale or may negotiate a turnover of one or more secured properties back to the related mortgage lender and remit payment for any associated loan guarantee. Historically, the Company has successfully refinanced debt instruments or utilized extension options in order to satisfy debt obligations as they come due and has not negotiated a turnover of a secured property back to a lender, though the Company may utilize such option if necessary. Based upon these plans, management believes it will have sufficient liquidity to satisfy its obligations as they come due and to continue as a going concern. There can be no assurance as to the certainty or timing of any of management’s plans. Refer to Note 5 for further discussion.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.
Segments
The Company operates in three reportable business segments: opportunistic real estate and real estate-related investments, residential homes, and hotel, which is how the Company’s management manages the business. In general, the Company intends to hold its investments in opportunistic real estate and real estate-related assets for capital appreciation. Traditional performance metrics of opportunistic real estate and real estate-related assets may not be meaningful as these investments are generally non-stabilized and do not provide a consistent stream of interest income or rental revenue. These investments exhibit similar long-term financial performance and have similar economic characteristics. These investments typically involve a higher degree of risk and do not provide a constant stream of ongoing cash flows. As a result, the Company’s management views opportunistic real estate and real estate-related assets as similar investments and aggregates them into one reportable business segment. The Company owned residential homes in 18 markets, which are all aggregated into one reportable business segment due to the homes being stabilized, having high occupancy rates and having similar economic characteristics. Additionally, as of June 30, 2023 the Company owned one hotel, which is a separate reportable business segment due to the nature of the hotel business with short-term stays.
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
Recently Issued Accounting Standards Updates
There have been no other recent accounting pronouncements, changes in accounting pronouncements or recently adopted accounting guidance during the three and six months ended June 30, 2023 that are of significance or potential significance to the Company.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2023
(unaudited)
3. REAL ESTATE HELD FOR INVESTMENT
As of June 30, 2023, the Company owned eight office properties, one office portfolio consisting of two office buildings and 25 acres of undeveloped land, encompassing, in the aggregate, approximately 3.2 million rentable square feet and these properties were 69% occupied. In addition, the Company owned one residential home portfolio consisting of 2,453 residential homes and encompassing approximately 3.5 million rental square feet and two apartment properties, containing 609 units and encompassing approximately 0.5 million rentable square feet, which were 95% and 93% occupied, respectively. The Company also owned one hotel property with 196 rooms, two investments in undeveloped land with approximately 671 developable acres and one office/retail development property. The following table summarizes the Company’s real estate held for investment as of June 30, 2023 and December 31, 2022, respectively (in thousands):

	June 30, 2023	December 31, 2022
Land	$258,570	$267,634
Buildings and improvements	1,035,684	1,062,822
Tenant origination and absorption costs	20,937	27,996
Total real estate, cost	1,315,191	1,358,452
Accumulated depreciation and amortization	(153,073)	(141,554)
Total real estate held for investment, net	$1,162,118	$1,216,898

Operating Leases
Certain of the Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of June 30, 2023, the leases, excluding options to extend, apartment leases and residential home leases, which have terms that are generally one year or less, had remaining terms of up to 12.1 years with a weighted-average remaining term of 3.7 years. Some of the leases have provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from tenants in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash and assumed in real estate acquisitions related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets totaled $5.5 million and $6.5 million as of June 30, 2023 and December 31, 2022, respectively.
During the three and six months ended June 30, 2023, the Company recognized deferred rent from tenants of $0.7 million and $1.5 million, net of lease incentive amortization, respectively. As of June 30, 2023 and December 31, 2022, the cumulative deferred rent receivable balance, including unamortized lease incentive receivables, was $20.2 million and $18.3 million, respectively, and is included in rents and other receivables on the accompanying consolidated balance sheets. The cumulative deferred rent balance included $2.9 million and $2.8 million of unamortized lease incentives as of June 30, 2023 and December 31, 2022, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2023
(unaudited)
As of June 30, 2023, the future minimum rental income from the Company’s properties, excluding apartment and residential leases which generally have initial terms of 12 months or less, under non-cancelable operating leases was as follows (in thousands):

July 1, 2023 through December 31, 2023	$31,253
2024	58,854
2025	48,673
2026	34,938
2027	26,894
Thereafter	60,377
$260,989

As of June 30, 2023, the Company’s commercial real estate properties were leased to approximately 300 tenants over a diverse range of industries and geographic areas. The Company’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Public Administration	15	$7,221	11.6%
Professional, Scientific, and Technical Services	38	7,133	11.5%
Computer Systems Design and Related Services	29	6,865	11.1%
		$21,219	34.2%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of June 30, 2023, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
Geographic Concentration Risk
As of June 30, 2023, the Company’s real estate investments in California and Georgia represented 20.4% and 10.8%, respectively, of the Company’s total assets. As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the California and Georgia real estate markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.
Hotel Properties
The following table provides detailed information regarding the Company’s hotel revenues for its hotel property (the Springmaid Beach Resort was sold on September 1, 2022) during the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Hotel revenues:
Room	$2,240	$9,905	$4,805	$14,200
Food, beverage and convention services	214	309	445	589
Campground	—	1,603	—	2,395
Other	111	1,037	228	1,587
Hotel revenues	$2,565	$12,854	$5,478	$18,771

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2023
(unaudited)
Contract Liabilities
The following table summarizes the Company’s contract liabilities, which are comprised of hotel advanced deposits and deferred proceeds received from the buyers of the Park Highlands land sales (referenced below) and another developer for the value of land that was contributed to a master association that is consolidated by the Company, which are included in other liabilities in the accompanying consolidated balance sheets, as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Contract liabilities	$27,137	$23,904
Revenue recognized in the period from:
Amounts included in contract liabilities at the beginning of the period	$1,547	$9,215

Real Estate Sale
In May 2023, the Company sold a vacant building within the Madison Square property in Phoenix, Arizona (“Madison Square School”) for proceeds of $6.4 million, before closing costs and credits. The Company recognized a gain on sale of $3.3 million related to the disposition of the Madison Square School, net of closing costs and adjustments. The purchaser is not affiliated with the Company nor the Advisor. As a result of the sale of the Madison Square School, certain assets were reclassified to held for sale on the consolidated balance sheets as of December 31, 2022. As of June 30, 2023, the Madison Square property had three office buildings remaining.
In February 2023, the Company sold approximately 71 developable acres of undeveloped land in North Las Vegas, Nevada (“Park Highlands”) for proceeds of $34.5 million, net of closing costs and credits of $1.9 million for future development obligations. The Company recognized a pre-tax gain on sale of real estate of $29.5 million related to the disposition within the consolidated statements of operations. The purchaser is not affiliated with the Company nor the Advisor.
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
Impairment of Real Estate
The evolving office rental business environment and slowdown in economic growth due to rising interest rates led the Company to reassess its real estate and related intangibles. During the three and six months ended June 30, 2023, the Company recorded impairment charges on real estate and related intangibles in the amounts of $18.9 million and $36.6 million, respectively, to write down the carrying value of two strategic opportunistic properties to their estimated fair values due to increases in the discount and cap rate assumptions and decreases in projected cash flows. There were no impairment charges during the three and six months ended June 30, 2022.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2023
(unaudited)
4. REAL ESTATE EQUITY SECURITIES
The following summarizes the portion of loss for the period related to real estate equity securities held during the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Loss on real estate equity securities, net	$(4,089)	$(20,070)	$(16,122)	$(27,591)
Less net gain recognized during the period on real estate equity securities sold during the period	5,809	—	5,809	—
Unrealized loss recognized during the reporting period on real estate equity securities held at the end of the period	$(9,898)	$(20,070)	$(21,931)	$(27,591)

5. NOTES AND BONDS PAYABLE
As of June 30, 2023 and December 31, 2022, the Company’s notes and bonds payable consisted of the following (dollars in thousands):

	Book Value as of June 30, 2023	Book Value as of December 31, 2022	Contractual Interest Rate as of June 30, 2023	Effective Interest Rate at June 30, 2023 (1)	Payment Type (2)	Maturity Date (3)
Richardson Portfolio Mortgage Loan	$18,675	$18,844	SOFR + 2.50%	7.57%	Principal & Interest	11/01/2023
Park Centre Mortgage Loan	26,072	26,233	BSBY + 4.75%	9.92%	Principal & Interest	06/27/2023 (4)
1180 Raymond Mortgage Loan (5)	31,070	31,070	BSBY + 2.25%	7.42%	Interest Only	12/01/2023
Pacific Oak SOR BVI Series B Debentures (6)	314,130	331,213	3.93%	3.93%	(6)	01/31/2026
Crown Pointe Mortgage Loan	54,738	53,758	SOFR + 2.30%	7.37%	Interest Only	04/01/2025
The Marq Mortgage Loan	60,460	60,796	BSBY + 4.55%	9.72%	Principal & Interest	06/06/2023 (4)
Eight & Nine Corporate Centre Mortgage Loan (7)	—	47,945	(7)	(7)	(7)	(7)
Georgia 400 Center Mortgage Loan	40,432	44,129	SOFR + 1.55%	6.62%	Interest Only	05/22/2024
PORT Mortgage Loan 1	51,304	51,302	4.74%	4.74%	Interest Only	10/01/2025
PORT Mortgage Loan 2	10,523	10,523	4.72%	4.72%	Interest Only	03/01/2026
PORT MetLife Loan	60,000	60,000	3.90%	3.90%	Interest Only	04/10/2026
PORT II Metlife Loan (8)	93,701	93,701	3.99%	3.99%	Interest Only	04/10/2026
Q&C Hotel Mortgage Loan	24,671	24,784	SOFR + 3.50%	8.57%	Principal & Interest	01/31/2024
Lincoln Court Mortgage Loan (5)	35,314	35,314	SOFR + 3.25%	8.32%	Interest Only	08/07/2025
Lofts at NoHo Commons Mortgage Loan	71,536	71,536	SOFR + 2.18% (9)	7.25%	Interest Only	09/09/2023
Oakland City Center Mortgage Loan (5)	82,500	87,000	BSBY + 3.00%	8.17%	Principal & Interest	09/01/2023
Madison Square Mortgage Loan	17,961	17,964	4.63%	4.63%	Interest Only	10/07/2024
Total Notes and Bonds Payable principal outstanding	993,087	1,066,112
Deferred financing costs and debt discount and premium, net (10)	(17,245)	(21,403)
Total Notes and Bonds Payable, net	975,842	1,044,709

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2023
(unaudited)
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of June 30, 2023. The interest rate is calculated as the actual interest rate in effect as of June 30, 2023 (consisting of the contractual interest rate and contractual floor rates), using interest rate indices at June 30, 2023, where applicable.
(2) Represents the payment type required under the loan as of June 30, 2023. Certain future monthly payments due under this loan also include amortizing principal payments. For more information of the Company’s contractual obligations under its notes and bonds payable, see five-year maturity table below.
(3) Represents the initial maturity date or the maturity date as extended as of June 30, 2023; subject to certain conditions, the maturity dates of certain loans may be extended beyond the date shown.
(4) As filing date of this Quarterly Report on Form 10-Q, the Company was in refinancing negotiations with the lender for loans that have matured, see below for further discussion.
(5) The Company’s notes and bonds payable are generally non-recourse. These mortgage loans have guarantees over certain balances whereby the Company would be required to make guaranteed payments in the event that the Company turned the property over to the lender. The guarantees are typically 25% of the outstanding loan balance. As of June 30, 2023, the guaranteed amount in the aggregate was $37.2 million.
(6) See “Israeli Bond Financing” below.
(7) This loan was paid off during the six months ended June 30, 2023.
(8) As of June 30, 2023, $93.7 million had been disbursed to the Company and up to $6.3 million was available for future disbursements, subject to certain terms and conditions contained in the loan documents.
(9) The variable rate is at the higher of one-month SOFR or 1.75%, plus 2.18%.
(10) Represents the unamortized premium/discount on notes and bonds payable due to the above- and below-market interest rates when the debt was assumed. The discount/premium is amortized over the remaining life of the notes and bonds payable.
During the three and six months ended June 30, 2023, the Company incurred $15.8 million and $31.8 million, respectively, of interest expense. Included in interest expense during the three and six months ended June 30, 2023 was $1.1 million and $2.4 million, respectively, deferred financing costs and debt discount and premium, net. Included in interest expense for the three and six months ended June 30, 2023 was $1.1 million and $2.2 million, respectively, of amortization on discount on notes and bonds payable, net. Additionally, during the three and six months ended June 30, 2023, the Company capitalized $0.9 million and $1.7 million, respectively, of interest related to its investments in undeveloped land.
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
As of June 30, 2023 and December 31, 2022, the Company’s interest payable was $9.3 million and $9.1 million, respectively.
The following is a schedule of maturities, including principal amortization payments, for all notes and bonds payable outstanding as of June 30, 2023 (in thousands):

July 1, 2023 through December 31, 2023	$264,241
2024	213,847
2025	246,066
2026	268,933
2027	—
Thereafter	—
$993,087

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2023
(unaudited)
The Company has extension options with respect to $70.3 million of the debt obligations outstanding that are scheduled to mature over the next 12 months; however, the Company cannot exercise these options if not then in compliance with certain financial covenants in the loans without making a cash payment and there is no assurance that the Company will be able to meet these requirements. All the Company’s debt obligations are generally non-recourse, subject to certain limited guaranty payments, as outlined in the table above, except for the Company’s Series B Debentures. The Company plans to utilize available extension options or refinance the notes payable. The Company may also choose to market the properties for sale or may negotiate a turnover of the secured properties back to the related mortgage lender.
The Company’s notes payable contains financial debt covenants, including minimum equity requirements and liquidity ratios. As of June 30, 2023, the Company was in compliance with all of these debt covenants with the exception that the Park Centre Mortgage Loan, Lofts at NoHo Commons Mortgage Loan, Richardson Portfolio Mortgage Loan, and Lincoln Court Mortgage Loan were not in compliance with the debt service coverage requirement. As a result of such non-compliance, the Company is required to provide a cash sweep for the Lincoln Court Mortgage Loan, and the remaining loans are at-risk of cash sweeps and/or principal pay downs if in consecutive non-compliance.
The Company is in discussion with the lender regarding refinancing loans that have matured. As of the filing date of this Quarterly Report on Form 10-Q, the Company did not fulfill the obligation to repay $86.5 million, the outstanding principal amount, of the two mortgage loans by the maturity dates, resulting in the accrual of penalty interest. The two mortgage loans are non-recourse to the Company. There are several potential outcomes, including negotiating a modification to the loans, refinancing the loans, or consensual short sales. However, there is no assurance that the Company will be successful in achieving any of these potential outcomes. If unsuccessful, the lenders would retain their right to exercise the remedies under the loans including, but not limited to, declaring the debt to be immediately payable and foreclosing on the assets.
Israeli Bond Financing
On February 16, 2020, Pacific Oak SOR BVI issued 254.1 million Israeli new Shekels (approximately $74.1 million as of February 16, 2020) of Series B debentures (the “Series B Debentures”) to Israeli investors pursuant to a public offering registered with the Israel Securities Authority. The Series B Debentures bear interest at the rate of 3.93% per year. The Series B Debentures have principal installment payments equal to 33.33% of the face amount of the Series B Debentures on January 31st of each year from 2024 to 2026. Pacific Oak SOR BVI issued additional Series B Debentures subsequent to the initial issuance and as of June 30, 2023, 1.2 billion Israeli new Shekels (approximately $314.1 million as of June 30, 2023) were outstanding. The additional Series B Debentures have an equal level of security, pari passu, amongst themselves and between them and the initial Series B Debentures without any right of precedence or preference between any of them.
The deed of trust that governs the terms of the Series B Debentures contains various financial covenants. As of June 30, 2023, the Company was in compliance with these financial covenants.
On July 6, 2023, Pacific Oak SOR BVI issued 319.6 million Israeli new Shekels (approximately $86.4 million) of Series C bonds (the “Series C Bonds”) to Israeli investors pursuant to a public offering registered with the Israeli Securities Authority. Additionally, on July 17, 2023, Pacific Oak SOR BVI issued an additional 20.7 million Israeli new Shekels (approximately $5.6 million) of Series C bonds (the “Series C Expansion”). The Series C Expansion has an equal level of security, pari passu, amongst themselves and between them and the Series C Bonds without any right of precedence or preference between any of them. The deed of trust that governs the terms of the Series C Bonds and Series C Expansion contains various financial covenants. Refer to Note 11 for further discussion.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2023
(unaudited)
6. FAIR VALUE DISCLOSURES
The following were the face values, carrying amounts and fair values of the Company’s financial instruments as of June 30, 2023 and December 31, 2022, which carrying amounts do not approximate the fair values (in thousands):

	June 30, 2023			December 31, 2022
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial liabilities (Level 3):
Notes payable	$678,957	$660,208	$660,879	$734,899	$728,433	$716,813
Financial liabilities (Level 1):
Pacific Oak SOR BVI Series B Debentures	$314,130	$315,634	$296,389	$331,213	$316,276	$304,758
Disclosure of the fair value of financial instruments is based on pertinent information available to the Company as of the period end and requires a significant amount of judgment. This has made the estimation of fair values difficult and, therefore, both the actual results and the Company’s estimate of value at a future date could be materially different.
As of June 30, 2023, the Company measured the following assets at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Real estate equity securities	$30,474	$30,474	$—	$—
Asset derivative - interest rate caps (1)	$1,764	$—	$1,764	$—
Liability derivative - foreign currency collar (1)	$4,437	$—	$4,437	$—
Nonrecurring Basis:
Impaired real estate (2)	$182,436	$—	$—	$182,436
Impaired investment in unconsolidated entity (2)	$26,290	$—	$—	$26,290
_____________________
(1) Interest rate caps and foreign currency collars are included in prepaid expenses and other assets and other liabilities, respectively, on the consolidated balance sheets.
(2) Amounts represent the fair value for real estate assets and investment in unconsolidated entity impacted by impairment charges during the six months ended June 30, 2023, as of the date that the fair value measurement was made. The carrying value for the real estate asset may have subsequently increased or decreased from the fair value reflected due to activity that has occurred since the measurement date.
As of June 30, 2023, two of the Company’s real estate properties were measured at the estimated fair values. The two real estate properties were measured based on an income approach with the significant unobservable inputs used in evaluating the estimated fair value of these properties, including discount rates between 7.5 to 9.0% and terminal cap rates of 7.0 to 8.25%. One investment in unconsolidated entity was measured at the estimated value of the Company’s ownership calculated based on a hypothetical liquidation of the net assets, discounted for lack of marketability and control. The Company used a discount rate of 8.75% and a cap rate of 7.0% to estimate the fair value of the real estate, an interest rate adjustment of 0.15% to estimate the fair value of the debt, a discount rate of 20% for lack of marketability, and a discount rate of 20% for lack of control.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2023
(unaudited)
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
June 30, 2023
(unaudited)
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
Pacific Oak Capital Markets, LLC
On September 9, 2022, PORT commenced a private offering of up to $500 million of common stock in a primary offering and up to $50 million of common stock under its distribution reinvestment plan (the “Private Offering”). PORT engaged Pacific Oak Capital Markets, LLC (“POCM”), an affiliate of the Advisor, PORA, and DHM Realty, to be the dealer manager for the Private Offering, pursuant to a dealer manager agreement effective as of September 9, 2022, which was subsequently amended and restated as of January 13, 2023 to reflect the creation of a $5 million escrow arrangement (the “PORT Dealer Manager Agreement”). Pursuant to the PORT Dealer Manager Agreement, with respect to Class A shares, PORT will generally pay POCM: (1) selling commissions equal to up to 6.0% of the net asset value (“NAV”) of each share sold in the primary offering, which POCM may reallow in part or in full to participating broker-dealers; (2) a dealer manager fee equal to up to 1.5% of the NAV of each share sold in the primary offering, which POCM may reallow in part or in full to participating broker-dealers; and (3) a placement agent fee equal to up to 1.5% of the NAV of each share sold in the primary offering. With respect to Class T shares, PORT will generally pay POCM: (1) selling commissions equal to up to 3.0% of the NAV of each share sold in the primary offering, which POCM may reallow in part or in full to participating broker-dealers; (2) a dealer manager fee equal to up to 0.75% of the NAV of each share sold in the primary offering, which POCM may reallow in part or in full to participating broker-dealers; and (3) a placement agent fee equal to up to 0.75% of the NAV of each share sold in the primary offering. PORT will not pay any selling commissions, dealer manager or placement agent fees in connection with the sale of shares under the distribution reinvestment plan. The Advisor is the sponsor for the Private Offering and as the sponsor, they will incur reimbursable organization and offering costs on behalf of PORT. PORT will ratably reimburse the Advisor over a 60-month period following the first anniversary of the commencement of the offering. PORT will incur an organization and offering expense fee equal to 0.5% of the NAV of each share sold in the Private Offering to help fund the reimbursement to the sponsor.
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three and six months ended June 30, 2023 and 2022, respectively, and any related amounts payable as of June 30, 2023 and December 31, 2022 (in thousands):

	Incurred during the three months ended June 30,		Incurred during the six months ended June 30,		Payable as of
Expensed	2023	2022	2023	2022	June 30, 2023	December 31, 2022
Asset management fees	$3,710	$3,189	$7,684	$6,315	$5,491	$2,618
Property management fees (1)	859	133	1,523	258	298	181
Disposition fees	58	—	420	107	—	—
Capitalized
Reimbursable offering costs (2)	894	—	894	—	894	—
	$5,521	$3,322	$10,521	$6,680	$6,683	$2,799

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2023
(unaudited)
_____________________
(1) Property management fees related to DMH Realty are recorded as operating, maintenance, and management expenses on the Company’s consolidated statements of operations.
(2) Reimbursable offering costs to the Advisor related to the Private Offering are capitalized and recorded as prepaid expenses and other assets on the Company’s consolidated balance sheet.
Pacific Oak Opportunity Zone Fund I
As of June 30, 2023, the Company’s investment balance in the Pacific Oak Opportunity Zone Fund I, LLC (“Pacific Oak Opportunity Zone Fund I”) is $26.2 million, which is included in investments in unconsolidated entities on the consolidated balance sheets. The Advisor is entitled to certain fees in connection with the fund. Pacific Oak Opportunity Zone Fund I will pay an acquisition fee equal to 1.5% of the purchase price of each asset (including any debt incurred or assumed and significant capital improvement costs budgeted as of the date of acquisition) with a purchase price less than or equal to $25.0 million plus 1.0% of the purchase price in excess of $25.0 million; a quarterly asset management fee equal to 0.25% of the total purchase price of all assets (including any debt incurred or assumed and significant capital improvement costs budgeted as of the date of acquisition) as of the end of the applicable quarter; and a financing fee equal to 0.5% of the original principal amount of any indebtedness incurred (reduced by any financing fee previously paid with respect to indebtedness being refinanced). In the case of investments made through joint ventures, the fees above will be determined based on the Company’s proportionate share of the investment. The Advisor is also entitled to certain distributions paid by the Pacific Oak Opportunity Zone Fund I after the Class A Members have received their preferred return. These fees and distributions have been waived for the Company’s investment. In addition, side letter agreements between the Advisor and Pacific Oak Opportunity Zone Fund I were executed on February 28, 2020 and stipulate that any asset management fees allocable to the Company and waived by Pacific Oak Capital Advisors for Pacific Oak Opportunity Zone Fund I would be distributed to the Company.

8. INVESTMENTS IN UNCONSOLIDATED ENTITIES
As of June 30, 2023 and December 31, 2022, the Company’s investments in unconsolidated entities were composed of the following (in thousands):

	Number of Properties as of June 30, 2023			Investment Balance as of
Joint Venture		Location	Ownership %	June 30, 2023		December 31, 2022
110 William Joint Venture	1	New York, New York	60% (1)	$—	(2)	$—
353 Sacramento Joint Venture	1	San Francisco, California	55.0%	26,290		45,173
Pacific Oak Opportunity Zone Fund I (3)	3	Various	46.0%	26,219		25,669
				$52,509		$70,842
_____________________
(1) On June 27, 2023, Pacific Oak SOR SREF III 110 William, LLC (the “110 William Joint Venture”) executed a lease for approximately 640,000 square feet of office space in the 110 William Joint Venture’s property. Additionally, in July 2023, the 110 William Joint Venture completed a debt and equity restructuring. Refer to Note 11 for further discussion.
(2) As of June 30, 2023, the Company’s investment in the 110 William Joint Venture was $0 due to historical distributions from the 110 William Joint Venture exceeding the Company’s book value and the Company suspended the equity method of accounting.
(3) The maximum exposure to loss as a result of the Company’s investment in the Pacific Oak Opportunity Zone Fund I is limited to the carrying amount of the investment.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2023
(unaudited)
Summarized financial information for investments in unconsolidated entities (in thousands):

	June 30, 2023	December 31, 2022

Assets:
Real estate held for investment, net	$475,063	$471,503
Total assets	541,670	546,142
Liabilities:
Notes payable related to real estate held for investment, net	498,579	490,302
Total liabilities	526,208	501,861
Total equity	$15,462	$44,281

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Total revenues	$10,673	$12,461	$21,793	$24,570
Operating loss	(13,718)	(6,807)	(27,753)	(12,060)
Net loss	$(13,771)	$(6,795)	$(27,719)	$(12,036)
The Company’s investments in unconsolidated entities are reviewed for impairment annually or when conditions exist that may indicate that the decrease in the carrying amount of the investment has occurred and is other-than-temporary. Triggering events or impairment indicators for the Company’s investments in unconsolidated entities may include recurring operating losses, change in economic environment, and weakening of the general market condition of the geographic area. Upon determination that an other-than-temporary impairment has occurred, an impairment is recognized in loss from unconsolidated entities, net to reduce the carrying amount of the investment to its estimated fair value.
During the three and six months ended June 30, 2023, the carrying amount of the Company’s investment in a joint venture was impaired by $14.8 million, primarily due to weakening market conditions of the geographic area. During three and six months ended June 30, 2022, no investments in unconsolidated entities were impaired.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2023
(unaudited)
9. REPORTING SEGMENTS
The Company recognizes three reporting segments for the three and six months ended June 30, 2023 and 2022: strategic opportunistic properties, residential homes and hotels. All corporate related costs are included in the strategic opportunistic properties segment to align with how financial information is presented to the chief operating decision maker. The selected financial information for reporting segments for the three and six months ended June 30, 2023 and 2022 are as follows (in thousands):

	Three Months Ended June 30, 2023
	Strategic Opportunistic Properties	Residential Homes	Hotel	Total
Total revenues	$23,874	$9,457	$2,565	$35,896
Total expenses	(64,298)	(11,403)	(3,261)	(78,962)
Total other (loss) income	(14,482)	21	46	(14,415)
Net (loss) before income taxes	$(54,906)	$(1,925)	$(650)	$(57,481)

	Six Months Ended June 30, 2023
	Strategic Opportunistic Properties	Residential Homes	Hotel	Total
Total revenues	$49,761	$18,782	$5,478	$74,021
Total expenses	(119,673)	(22,668)	(6,162)	(148,503)
Total other income	797	21	75	893
Net (loss) income before income taxes	$(69,115)	$(3,865)	$(609)	$(73,589)

	Three Months Ended June 30, 2022
	Strategic Opportunistic Properties	Single-Family Homes	Hotels	Total
Total revenues	$24,884	$5,801	$12,854	$43,539
Total expenses	(13,699)	(6,505)	(9,432)	(29,636)
Total other (loss) income	(21,797)	(479)	4	(22,272)
Net (loss) income before income taxes	$(10,612)	$(1,183)	$3,426	$(8,369)

	Six Months Ended June 30, 2022
	Strategic Opportunistic Properties	Single-Family Homes	Hotels	Total
Total revenues	$51,750	$11,544	$18,771	$82,065
Total expenses	(40,776)	(13,009)	(16,844)	(70,629)
Total other (loss) income	(26,387)	(521)	2,372	(24,536)
Net (loss) income before income taxes	$(15,413)	$(1,986)	$4,299	$(13,100)

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2023
(unaudited)
Total assets and goodwill related to the reporting segments as of June 30, 2023 and December 31, 2022 are as follows (in thousands):

	June 30, 2023
	Strategic Opportunistic Properties	Residential Homes	Hotel	Total
Total assets	$1,029,968	$333,241	$51,367	$1,414,576
Goodwill	4,220	—	1,216	5,436

	December 31, 2022
	Strategic Opportunistic Properties	Residential Homes	Hotel	Total
Total assets	$1,173,481	$333,128	$52,636	$1,559,245
Goodwill	4,220	—	1,216	5,436

10. COMMITMENTS AND CONTINGENCIES
Lease Obligations
As of June 30, 2023, the Company’s lease and rights to a leasehold interest with respect to 210 West 31st, which was accounted for as a finance lease, are included in the consolidated balance sheets as follows:

Right-of-use asset (included in real estate held for investment, net, in thousands)	$7,281
Lease obligation (included in other liabilities, in thousands)	9,491

Remaining lease term	90.4
Discount rate	4.8%

The components of lease expense were as follows:
Interest on lease obligation for the three months ended June 30, 2023 (in thousands)	$113
Interest on lease obligation for the six months ended June 30, 2023 (in thousands)	225

As of June 30, 2023, the Company had a leasehold interest expiring in 2114. Future minimum lease payments owed by the Company under the finance lease as of June 30, 2023 are as follows (in thousands):

July 1, 2023 through December 31, 2023	$180
2024	360
2025	393
2026	396
2027	396
Thereafter	51,771
Total expected minimum lease obligations	53,496
Less: Amount representing interest (1)	(44,005)
Present value of net minimum lease payments (2)	$9,491
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
June 30, 2023
(unaudited)
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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Although there can be no assurance, the Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations as of June 30, 2023. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities.
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
110 William Joint Venture
On July 5, 2023, in exchange for the Company’s 77.5% preferred interest ownership percentage in the 110 William Joint Venture, the Company agreed to make future capital contributions of up to $105.0 million to fund expenditures and improvements (the “Capital Contributions”). The 110 William Joint Venture also exchanged a mezzanine loan encumbering the property of approximately $85.7 million between 110 William Mezz III, LLC, an indirect subsidiary of 110 William Joint Venture, as a borrower and Invesco CMI Investments 110 William, LLC (“Invesco”) as lender, into Invesco’s 22.5% preferred equity interest in the 110 William Joint Venture. As part of the restructuring, SREF III 110 William JV, LLC’s previous 40% membership interest was diluted in exchange for contingent consideration of 10% of net cash received. Following the buyout of SREF III 110 William JV, LLC, the Company held 100% of the common interests in the joint venture for previously contributed capital.
110 William Joint Venture entered into an amended loan agreement, which restructured the original loan of $248.7 million (the “Original Loan”), and increased the supplemental loan by $56.7 million (the “Supplemental Loan”). The initial maturity date of the Original Loan and the Supplemental Loan are July 5, 2026, although the maturity date may be extended. The interest rate with respect to the Original Loan is the sum of SOFR plus a spread beginning at 2% and increasing up to 3% during the term of the loan and any extension period, and the interest rate with respect to the Supplemental Loan is the sum of SOFR plus a spread beginning at 3% and increasing up to 3.5% during the term of the loan and any extension period. Pacific Oak SOR Properties, LLC, an indirect subsidiary of the Company is the guarantor for all debt service under the amended loan agreement and the Capital Contributions.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2023
(unaudited)
Series C Bonds
On July 6, 2023, Pacific Oak SOR BVI, completed a public offering to Israeli investors, of 319.6 million Israeli new Shekels (approximately $86.4 million) Series C Bonds. The Series C Bonds were issued and registered with the Tel Aviv Stock Exchange on July 9, 2023. The terms of the Series C Bonds are governed by a deed of trust, containing various financial covenants, among Pacific Oak SOR BVI and Reznik Paz Nevo Trusts Ltd., as trustee. The notes will bear interest at the rate of 9% per year. The Series C Bonds mature on June 30, 2026 and are collateralized by land.
On July 17, 2023, Pacific Oak SOR BVI issued additional Series C bonds in the amount of 20.7 million Israeli new Shekels. The Series C Expansion was issued at a 1.0% discount, resulting in a total consideration of 20.5 million Israeli new Shekels (approximately $5.6 million). The Series C Expansion has an equal level of security, pari passu, amongst themselves and between them and the initial Series C Bonds, without any right of precedence or preference between any of them.

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
•Inflation and increased interest rates may adversely affect our financial condition and results of operations, including with respect to our ability to refinance maturing debt.
•We have paid distributions from financings and in the future, we may not pay distributions solely from our cash flow from operations or gains from asset sales. To the extent that we pay distributions from sources other than our cash flow from operations or gains from asset sales, we will have less funds available for investment in loans, properties and other assets, the overall return to our stockholders may be reduced and subsequent investors may experience dilution.
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
All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the period ended March 31, 2023, each as filed with the Securities and Exchange Commission (the “SEC”).

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Overview
We were formed on October 8, 2008 as a Maryland corporation, elected to be taxed as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2010 and intend to operate in such manner. Pacific Oak Capital Advisors, LLC (“Pacific Oak Capital Advisors”) is our advisor and as our advisor, Pacific Oak Capital Advisors manages our day-to-day operations and our portfolio of investments. Pacific Oak Capital Advisors also has the authority to make all of the decisions regarding our investments, except for our residential homes portfolio. Our residential homes portfolio, held through our subsidiary Pacific Oak Residential Trust, Inc. (“PORT”), is managed by Pacific Oak Residential Advisors, LLC (“PORA”), an affiliate of Pacific Oak Capital Advisors. The advisory duties are subject to the limitations in our charter and the direction and oversight of our board of directors. Pacific Oak Capital Advisors also provides asset-management, marketing, investor-relations and other administrative services on our behalf. We have sought to invest in and manage a diverse portfolio of real estate-related loans, opportunistic real estate, real estate-related debt securities, real estate equity securities and other real estate-related investments. We conduct our business primarily through our Operating Partnership, of which we are the sole general partner.
As of June 30, 2023, we consolidated eight office properties, one office portfolio consisting of two office buildings and 25 acres of undeveloped land, two apartment properties, one hotel property, one residential home portfolio consisting of 2,453 residential homes, two investments in undeveloped land with approximately 671 developable acres, one office/retail development property and owned three investments in unconsolidated entities and three investments in real estate equity securities.
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
Liquidity and Capital Resources
Our principal demand for funds during the short and long-term is and will be for the acquisition of real estate and real estate-related investments, payment of operating expenses, capital expenditures and general and administrative expenses, payments under debt and funding obligations, redemptions and purchases of our common stock and payments of distributions to stockholders. To date, we have had six primary sources of capital for meeting our cash requirements:
•Proceeds from the primary portion of our initial public offering;
•Proceeds from our dividend reinvestment plan;
•Proceeds from our public bond offering in Israel;
•Debt financing;
•Proceeds from the sale of real estate and the repayment of real estate-related investments; and
•Cash flow generated by our real estate and real estate-related investments.
We sold 56,584,976 shares of common stock in the primary portion of our initial public offering for gross offering proceeds of $561.7 million. As of June 30, 2023, we had sold 6,851,969 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $76.5 million. The Company ceased offering shares of common stock in its primary offering on November 14, 2012 and suspended offering shares under its dividend reinvestment plan as of March 28, 2023. To date, we have invested all of the net proceeds from our initial public offering in real estate and real estate-related investments. We intend to use our cash on hand, proceeds from asset sales, proceeds from debt financing and, cash flow generated by our real estate operations and real estate-related investments as our primary sources of immediate and long-term liquidity.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures and corporate general and administrative expenses. Cash flow from operations from our real estate investments is primarily dependent upon the occupancy levels of our properties, the net effective rental rates on our leases, the collectability of rent and operating recoveries from our tenants and how well we manage our expenditures. As of June 30, 2023, our office properties were collectively 68% occupied, our residential home portfolio was 95% occupied and our apartment properties were 93% occupied.
Our investment in the hotel property generates cash flow in the form of room, food, beverage and convention services, campground and other revenues, which are reduced by hotel expenses, capital expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our hotel property is primarily dependent upon the occupancy levels of our hotel, the average daily rates and how well we manage our expenditures. The following table provides summary information regarding our hotel property for the six months ended June 30, 2023 and 2022:

		Percentage Occupied for the Six Months Ended June 30,		Average Daily Rate for the Six Months Ended June 30,		Average Revenue per Available Room for the Six Months Ended June 30,
Property	Number of Rooms	2023	2022	2023	2022	2023	2022
Q&C Hotel	196	71.0%	66.3%	$190.77	$207.64	$135.45	$137.63

Investments in real estate equity securities generate cash flow in the form of dividend income, which is reduced by asset management fees. As of June 30, 2023, we had three investments in real estate equity securities outstanding with a total carrying value of $30.5 million.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended June 30, 2023 did not exceed the charter-imposed limitation.
For the six months ended June 30, 2023, our cash needs for capital expenditures, redemptions of common stock and debt requirements were met with proceeds from dispositions of real estate, proceeds from debt financing and cash on hand, except where otherwise noted. Operating cash needs during the same period were met through cash flow generated by our real estate and real estate-related investments and cash on hand. As of June 30, 2023, we had outstanding debt obligations in the aggregate principal amount of $993.1 million, with a weighted-average remaining term of 1.7 years. As of June 30, 2023, we had a total of $460.1 million of debt obligations scheduled to mature within 12 months of that date. We plan to exercise our extension options available under our loan agreements or pay down or refinance the related notes payable prior to their maturity dates. We have also agreed to fund expenditures and improvements in our 110 William Joint Venture of up to $105.0 million. We have begun conversations with our lenders about refinancing options upon maturity and we believe it is possible that we will be successful in refinancing the amounts outstanding. There can be no assurance that the refinancing will occur or on the terms currently contemplated. If sufficient refinancing cannot be arranged to satisfy our upcoming obligations, we believe we have other options to meet our obligations. These other options include but are not limited to, refinancing with other lending institutions, issuing additional debt, and selling properties and using net sales proceeds to satisfy the obligations. We believe that with these options we have sufficient cash on hand and availability to address our debt maturities and capital needs scheduled to mature within 12 months of June 30, 2023.
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
As of June 30, 2023, we consolidated eight office properties, one office portfolio consisting of two office buildings and 25 acres of undeveloped land, two apartment properties, one hotel property, one residential home portfolio consisting of 2,453 residential homes, two investments in undeveloped land with approximately 671 developable acres, one office/retail development property and owned three investments in unconsolidated entities and three investments in real estate equity securities. During the six months ended June 30, 2023, net cash used in operating activities was $9.4 million. We expect that our cash flows from operating activities will increase in future periods as a result of leasing additional space that is currently unoccupied and anticipated future acquisitions of real estate and real estate-related investments. However, our cash flows from operating activities may decrease to the extent that we dispose of additional assets.
Cash Flows from Investing Activities
Net cash provided by investing activities was $27.3 million for the six months ended June 30, 2023 and primarily consisted of the following:
•Proceeds from sales of real estate of $40.8 million;
•Net cash paid on foreign currency derivative settlements of $18.0 million, as a result of purchase of foreign currency derivatives of $67.1 million and proceeds from disposition of foreign currency derivatives of $49.2 million;
•Proceeds from the sale of real estate equity securities of $13.6 million; and
•Improvements to real estate of $10.3 million.
Cash Flows from Financing Activities
Net cash used in financing activities was $60.2 million for the six months ended June 30, 2023 and primarily consisted of the following:
•$56.3 million of net cash used in debt and other financings as a result of principal payments on notes payable of $56.9 million and payments of deferred financing costs of $0.4 million and partially offset by proceeds from notes payable of $1.0 million; and
•$3.2 million of cash used for redemptions of common stock.
In order to execute our investment strategy, we utilize secured debt and we may, to the extent available, utilize unsecured debt, to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinancing and interest risks, are properly balanced with the benefit of using leverage. There is no limitation on the amount we may borrow for any single investment. Our charter limits our total liabilities such that our total liabilities may not exceed 75% of the cost of our tangible assets; however, we may exceed that limit if a majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our common stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of June 30, 2023, our borrowings and other liabilities were approximately 64% of the cost of our tangible assets.
On February 16, 2020, Pacific Oak Strategic Opportunity BVI issued 254.1 million Israeli new Shekels (approximately $74.1 million as of February 16, 2020) of Series B debentures (the “Series B Debentures”) to Israeli investors pursuant to a public offering registered with the Israel Securities Authority. The Series B Debentures bear interest at the rate of 3.93% per year. The Series B Debentures have principal installment payments equal to 33.33% of the face amount of the Series B Debentures on January 31st of each year from 2024 to 2026. Pacific Oak Strategic Opportunity BVI issued additional Series B Debentures subsequent to the initial issuance and as of June 30, 2023, 1.2 billion Israeli new Shekels (approximately $314.1 million as of June 30, 2023) were outstanding. The additional Series B Debentures have an equal level of security, pari passu, amongst themselves and between them and the initial Series B Debentures, without any right of precedence or preference between any of them.
On July 6, 2023, Pacific Oak Strategic Opportunity BVI completed a public offering to Israeli investors 319.6 million Israeli new Shekels (approximately $86.4 million) Series C Bonds. Additionally, on July 17, 2023, Pacific Oak SOR BVI issued an additional 20.7 million Israeli new Shekels (approximately $5.6 million) of Series C Expansion. Refer to the Subsequent Events section for further discussion.

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
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of June 30, 2023 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2023	2024-2025	2026-2027	Thereafter
Outstanding debt obligations (1)	$993,087	$264,241	$459,913	$268,933	$—
Interest payments on outstanding debt obligations (2)	68,174	23,098	42,624	2,452	—
Finance lease obligation	53,496	180	753	792	51,771
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts, maturity dates, foreign currency rates and interest rates in effect at June 30, 2023.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Results of Operations
Overview
As of June 30, 2023, we consolidated eight office properties, one office portfolio consisting of two office buildings and 25 acres of undeveloped land, two apartment properties, one hotel property, one residential home portfolio consisting of 2,453 residential homes, two investments in undeveloped land with approximately 671 developable acres, one office/retail development property and owned three investments in unconsolidated entities and three investments in real estate equity securities. Our results of operations for the three and six months ended June 30, 2023 may not be indicative of those in future periods due to acquisition and disposition activities. Additionally, the occupancy in our office properties has not been stabilized. As of June 30, 2023, our office properties were collectively 69% occupied, our residential home portfolio was 95% occupied and our apartment properties was 93% occupied. However, due to the amount of near-term lease expirations, we do not put significant emphasis on quarterly changes in occupancy (positive or negative) in the short run. Our underwriting and valuations are generally more sensitive to “terminal values” that may be realized upon the disposition of the assets in the portfolio and less sensitive to ongoing cash flows generated by the portfolio in the years leading up to an eventual sale. There are no guarantees that the occupancy of our assets will increase, or that we will recognize a gain on the sale of our assets. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of leasing additional space and acquiring additional assets but decrease due to disposition activity.
Comparison of the three months ended June 30, 2023 versus the three months ended June 30, 2022
The following table provides summary information about our results of operations for the three months ended June 30, 2023 and 2022 (dollar amounts in thousands):

	Three Months Ended June 30,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions/Dispositions (1)	$ Change Due to Investments Held Throughout Both Periods (2)
	2023	2022
Rental income	$32,152	$28,979	$3,173	11%	$3,611	$(438)
Hotel revenues	2,565	12,854	(10,289)	(80)%	(9,755)	(534)
Other operating income	1,066	887	179	20%	—	179
Dividend income from real estate equity securities	113	819	(706)	(86)%	—	(706)
Operating, maintenance, and management	11,107	10,342	765	7%	883	(118)
Real estate taxes and insurance	5,843	5,079	764	15%	845	(81)
Hotel expenses	1,984	6,998	(5,014)	(72)%	(5,187)	173
Asset management fees to affiliates	3,710	3,189	521	16%	606	(85)
General and administrative expenses	3,222	2,983	239	8%	n/a	n/a
Foreign currency transaction loss (gain), net	6,272	(23,833)	30,105	(126)%	n/a	n/a
Depreciation and amortization	12,110	14,098	(1,988)	(14)%	750	(2,738)
Interest expense	15,788	10,780	5,008	46%	(5)	5,013
Impairment charges on real estate and related intangibles	18,926	—	18,926	100%	n/a	n/a
Loss from unconsolidated entities, net	(14,630)	(2,075)	(12,555)	605%	355	(12,910)
Other interest income	1,012	48	964	2,008%	n/a	n/a
Loss on real estate equity securities, net	(4,089)	(20,070)	15,981	(80)%	—	15,981
Gain (loss) on sale of real estate	3,292	(175)	3,467	(1,981)%	3,467	—
_____________________
(1) Represents the dollar amount increase (decrease) for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 related to real estate and real estate-related investments acquired or disposed on or after July 1, 2022.
(2) Represents the dollar amount increase (decrease) for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 with respect to real estate and real estate-related investments owned by us during the entirety of both periods presented.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Rental income increased to $32.2 million for the three months ended June 30, 2023 from $29.0 million for the three months ended June 30, 2022, primarily as a result of the consolidation of Pacific Oak Residential Trust II, Inc. (“PORT II”) in July 2022, which accounted for approximately $3.7 million of rental income during the three months ended June 30, 2023. There were no significant changes to the occupancy rate and annualized base rent per square foot of our office properties held throughout both periods. We expect rental income to increase in future periods as a result of leasing additional space and to the extent we acquire additional properties, but to decrease to the extent we dispose of properties.
Hotel revenues decreased to $2.6 million for the three months ended June 30, 2023 from $12.9 million for the three months ended June 30, 2022, primarily as a result of the disposition of the Springmaid Beach Resort in September 2022, which accounted for approximately $9.4 million of hotel revenues during the three months ended June 30, 2022.
Operating, maintenance, and management costs, and real estate taxes and insurance increased to $11.1 million and $5.8 million, respectively, for the three months ended June 30, 2023 from $10.3 million and $5.1 million, respectively for the three months ended June 30, 2022, primarily due to the consolidation of PORT II, which accounted for approximately $0.9 million and $0.8 million of operating, maintenance, and management costs, and real estate taxes and insurance, respectively, during the three months ended June 30, 2023. We expect operating, maintenance, and management costs and real estate taxes and insurance to increase in future periods to the extent we acquire additional properties, increase occupancy of our real estate assets and due to general inflation, but to decrease to the extent we dispose of properties.
Hotel expenses decreased to $2.0 million for the three months ended June 30, 2023 from $7.0 million for the three months ended June 30, 2022, primarily as a result of the disposition of the Springmaid Beach Resort during 2022, which accounted for approximately $4.6 million of hotel expenses during the three months ended June 30, 2022
Asset management fees increased to $3.7 million for the three months ended June 30, 2023 from $3.2 million for the three months ended June 30, 2022, primarily due to the consolidation of PORT II, which accounted for approximately $0.8 million increase during the three months ended June 30, 2023. We expect asset management fees to increase in future periods to the extent we acquire additional properties, but to decrease to the extent we dispose of properties.
We recognized a $6.3 million foreign currency transaction loss, net for the three months ended June 30, 2023 and $23.8 million of foreign currency transaction gain, net, for the three months ended June 30, 2022, related to the debentures in Israel. These debentures are denominated in Israeli new Shekels and we expect to recognize foreign transaction gains and losses based on changes in foreign currency exchange rates and partially offset by results of foreign currency collars.
Depreciation and amortization decreased to $12.1 million for the three months ended June 30, 2023 from $14.1 million for the three months ended June 30, 2022, primarily due to the disposition of the Springmaid Beach Resort, which accounted for approximately $0.5 million of depreciation and amortization during the three months ended June 30, 2022 and lease intangibles that were fully amortized during the three months ended June 30, 2022 and partially offset by the consolidation of PORT II, which accounted for $1.3 million of depreciation and amortization during the three months ended June 30, 2023. We expect depreciation and amortization to increase in future periods to the extent we acquire additional properties, but to decrease as a result of amortization of lease intangibles related to lease expirations and disposition of properties.
Interest expense increased to $15.8 million for the three months ended June 30, 2023 from $10.8 million for the three months ended June 30, 2022 primarily due to increased one-month floating rates during the three months ended June 30, 2023 and partially offset by a decrease in the outstanding debt balance during three months ended June 30, 2023. Our interest expense in future periods will vary based on interest rate fluctuations, the amount of interest capitalized and our level of future borrowings, which will depend on the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives and will decrease to the extent we dispose of properties and pay down debt, including annual principal installment payments on the debentures.
During the three months ended June 30, 2023, we recognized impairment charges of $18.9 million for our two real estate properties. There were no impairments recognized during the three months ended June 30, 2022.
Loss from unconsolidated entities, net increased to $14.6 million for the three months ended June 30, 2023 from $2.1 million for the three months ended June 30, 2022, primarily related to the impairment of an unconsolidated joint venture of $14.8 million and partially offset by income recognized from an unconsolidated joint venture, which accounted for $1.1 million of income from unconsolidated entities for the three months ended June 30, 2023.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Loss on real estate equity securities, net decreased to $4.1 million for the three months ended June 30, 2023 from $20.1 million for the three months ended June 30, 2022, which was composed of $9.9 million unrealized loss on real estate equity securities held at June 30, 2023 and $5.8 million realized gain on real estate equity securities sold during the three months ended June 30, 2023. We expect gains and losses on real estate equity securities to fluctuate in future periods as a result of changes in share prices of our investments in real estate equity securities.
During the three months ended June 30, 2023, we sold a vacant building related to the Madison Square property in Phoenix, Arizona (“Madison Square School”) that resulted in a gain on sale of real estate of $3.3 million. There were no material dispositions during the three months ended June 30, 2022.
Comparison of the six months ended June 30, 2023 versus the six months ended June 30, 2022
The following table provides summary information about our results of operations for the six months ended June 30, 2023 and 2022 (dollar amounts in thousands):

	Months Ended June 30,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions/ Dispositions (1)	$ Change Due to Investments Held Throughout Both Periods (2)
	2023	2022
Rental income	$64,229	$58,360	$5,869	10%	$7,138	$(1,269)
Hotel revenues	5,478	18,771	(13,293)	(71)%	(13,269)	(24)
Other operating income	2,204	1,728	476	28%	(15)	491
Dividend income from real estate equity securities	2,110	3,206	(1,096)	(34)%	—	(1,096)
Operating, maintenance, and management	22,275	20,218	2,057	10%	1,651	406
Real estate taxes and insurance	12,260	10,103	2,157	21%	689	1,468
Hotel expenses	3,945	12,109	(8,164)	(67)%	(8,693)	529
Asset management fees to affiliates	7,684	6,315	1,369	22%	1,166	203
General and administrative expenses	6,220	5,977	243	4%	n/a	n/a
Foreign currency transaction loss (gain), net	3,553	(31,098)	34,651	(111)%	n/a	n/a
Depreciation and amortization	24,158	26,662	(2,504)	(9)%	1,170	(3,674)
Interest expense	31,819	20,343	11,476	56%	(447)	11,923
Impairment charges on real estate and related intangibles	36,589	—	36,589	100%	n/a	n/a
Loss from unconsolidated entities, net	(16,962)	(2,754)	(14,208)	516%	451	(14,659)
Other interest income	1,216	94	1,122	1,194%	n/a	n/a
Loss on real estate equity securities, net	(16,122)	(27,591)	11,469	(42)%	—	11,469
Gain on sale of real estate	32,761	3,348	29,413	879%	29,413	—
Gain on extinguishment of debt	—	2,367	(2,367)	(100)%	n/a	n/a
Income tax provision	(3,662)	—	(3,662)	100%	(3,662)	—
_____________________
(1) Represents the dollar amount increase (decrease) for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 related to real estate and real estate-related investments acquired or disposed on or after July 1, 2022.
(2) Represents the dollar amount increase (decrease) for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 with respect to real estate and real estate-related investments owned by us during the entirety of both periods presented.
Rental income increased to $64.2 million for the six months ended June 30, 2023 from $58.4 million for the six months ended June 30, 2022, primarily as a result of the consolidation of PORT II in July 2022, which accounted for approximately $7.3 million of rental income during the six months ended June 30, 2023. There were no significant changes to the occupancy rate and annualized base rent per square foot of our office properties held throughout both periods. We expect rental income to increase in future periods as a result of leasing additional space and to the extent we acquire additional properties, but to decrease to the extent we dispose of properties.
Hotel revenues decreased to $5.5 million for the six months ended June 30, 2023 from $18.8 million for the six months ended June 30, 2022, primarily as a result of the disposition of the Springmaid Beach Resort in September 2022, which accounted for approximately $12.7 million of hotel revenues during the six months ended June 30, 2022.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Operating, maintenance, and management costs, and real estate taxes and insurance increased to $22.3 million and $12.3 million, respectively, for the six months ended June 30, 2023 from $20.2 million and $10.1 million, respectively for the six months ended June 30, 2022, primarily due to the consolidation of PORT II, which accounted for approximately $1.7 million and $1.7 million of operating, maintenance, and management costs, and real estate taxes and insurance, respectively, during the six months ended June 30, 2023. We expect operating, maintenance, and management costs and real estate taxes and insurance to increase in future periods to the extent we acquire additional properties, increase occupancy of our real estate assets and due to general inflation, but to decrease to the extent we dispose of properties.
Hotel expenses decreased to $3.9 million for the six months ended June 30, 2023 from $12.1 million for the six months ended June 30, 2022, primarily as a result of the disposition of the Springmaid Beach Resort in September 2022, which accounted for approximately $8.1 million of hotel expenses during the six months ended June 30, 2022.
Asset management fees increased to $7.7 million for the six months ended June 30, 2023 from $6.3 million for the six months ended June 30, 2022, primarily due to the consolidation of PORT II, which accounted for approximately $1.5 million increase during the six months ended June 30, 2023. We expect asset management fees to increase in future periods to the extent we acquire additional properties, but to decrease to the extent we dispose of properties.
We recognized a $3.6 million foreign currency transaction loss, net for the six months ended June 30, 2023 and a $31.1 million foreign currency transaction gain, net for the six months ended June 30, 2022, related to the debentures in Israel. These debentures are denominated in Israeli new Shekels and we expect to recognize foreign transaction gains and losses based on changes in foreign currency exchange rates and partially offset by results of foreign currency collars.
Depreciation and amortization decreased to $24.2 million for the six months ended June 30, 2023 from $26.7 million for the six months ended June 30, 2022, primarily due to the disposition of the Springmaid Beach Resort, which accounted for approximately $1.0 million of depreciation and amortization during the six months ended June 30, 2022 and lease intangibles that were fully amortized during the six months ended June 30, 2022 and partially offset by the consolidation of PORT II, which accounted for $2.2 million of depreciation and amortization during the six months ended June 30, 2023. We expect depreciation and amortization to increase in future periods to the extent we acquire additional properties, but to decrease as a result of amortization of lease intangibles related to lease expirations and disposition of properties.
Interest expense increased to $31.8 million for the six months ended June 30, 2023 from $20.3 million for the six months ended June 30, 2022, primarily due to increased one-month floating rates during the six months ended June 30, 2023 and partially offset by a decrease in the outstanding debt balance during the six months ended June 30, 2023. Our interest expense in future periods will vary based on interest rate fluctuations, the amount of interest capitalized and our level of future borrowings, which will depend on the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives and will decrease to the extent we dispose of properties and pay down debt, including annual principal installment payments on the debentures.
During the six months ended June 30, 2023, we recognized impairment charges of $36.6 million for our two real estate properties. There were no impairments recognized during the six months ended June 30, 2022.
Loss from unconsolidated entities, net increased to $17.0 million for the six months ended June 30, 2023 from $2.8 million for the six months ended June 30, 2022, primarily related to the impairment of an unconsolidated joint venture of $14.8 million and partially offset by income recognized from an unconsolidated joint venture, which accounted for $0.5 million of income from unconsolidated entities for the six months ended June 30, 2023.
Loss on real estate equity securities, net decreased to $16.1 million for the six months ended June 30, 2023 from $27.6 million for the six months ended June 30, 2022, which was composed of $21.9 million unrealized loss on real estate equity securities held at June 30, 2023 and $5.8 million realized gain on real estate equity securities sold during the six months ended June 30, 2023. We expect gains and losses on real estate equity securities to fluctuate in future periods as a result of changes in share prices of our investments in real estate equity securities.
During the six months ended June 30, 2023, we sold approximately 71 acres of developable land and the Madison Square School and recognized a gain on sale of real estate of $29.5 million and $3.3 million, respectively. During the six months ended June 30, 2022, we sold two office buildings related to the Richardson Portfolio and recognized a gain on sale of $3.6 million.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Funds from Operations, Modified Funds from Operations and Adjusted Modified Funds from Operations
We believe that funds from operations (“FFO”) is a beneficial indicator of the performance of an equity REIT. We compute FFO in accordance with the current National Association of Real Estate Investment Trusts (“NAREIT”) definition. FFO represents net income, excluding gains and losses from sales of real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), impairment losses on real estate assets, depreciation and amortization of real estate assets, and adjustments for unconsolidated entities. In addition, we elected the option to exclude mark-to-market changes in value recognized on equity securities in the calculation of FFO. We believe FFO facilitates comparisons of operating performance between periods and among other REITs. However, our computation of FFO may not be comparable to other REITs that do not define FFO in accordance with the NAREIT definition or that interpret the current NAREIT definition differently than we do. Our management believes that historical cost accounting for real estate assets in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. As a result, we believe that the use of FFO, together with the required GAAP presentations, provides a more complete understanding of our performance relative to our competitors and provides a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities.
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
Adjusted MFFO includes adjustments to reduce MFFO related to real estate taxes, property insurance and financing costs which are capitalized with respect to certain of our investments in undeveloped land. We have included adjustments for the costs incurred necessary to bring these investments to their intended use, as these costs are recurring operating costs that are capitalized in accordance with GAAP and not reflected in our net (loss) income, FFO and MFFO. In addition, adjusted MFFO includes an adjustment for income tax provision. We believe excluding this item appropriately presents the ongoing operating performance of our real estate investments on a comparative basis.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculations of MFFO and Adjusted MFFO, for the three and six months ended June 30, 2023 and 2022 (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net loss attributable to common stockholders	$(57,475)	$(9,019)	$(77,056)	$(13,775)
Depreciation of real estate assets	9,615	8,368	19,001	16,662
Impairment charges on real estate and related intangibles	18,926	—	36,589	—
Amortization of lease-related costs	2,495	5,730	5,157	10,000
(Gain) loss on sale of real estate (1)	(3,292)	175	(32,761)	(3,348)
Loss on real estate equity securities, net	4,089	20,070	16,122	27,591
Adjustments for noncontrolling interests - consolidated entities (2)	112	(287)	(70)	(584)
Adjustments for investments in unconsolidated entities (3)	10,872	2,021	7,368	2,933
FFO attributable to common stockholders	(14,658)	27,058	(25,650)	39,479
Straight-line rent and amortization of above- and below-market leases	(814)	(621)	(1,841)	(1,935)
Amortization of net premium/discount on bond and notes payable	1,082	1,477	2,185	2,255
Gain on extinguishment of debt	—	—	—	(2,367)
Unrealized gain on interest rate caps	(364)	(215)	(328)	(270)
Foreign currency transaction loss (gain), net	6,272	(23,833)	3,553	(31,098)
Adjustments for noncontrolling interests - consolidated entities (2)	(3)	(42)	(7)	(82)
Adjustments for investments in unconsolidated entities (3)	384	3,166	811	2,901
MFFO attributable to common stockholders	(8,101)	6,990	(21,277)	8,883
Other capitalized operating expenses (4)	(2,002)	(638)	(2,002)	(1,211)
Income tax provision	—	—	3,662	—
Adjusted MFFO attributable to common stockholders	$(10,103)	$6,352	$(19,617)	$7,672
_____________________
(1) Reflects an adjustment to eliminate pre-tax gain on sale of real estate.
(2) Reflects adjustments to eliminate the noncontrolling interest holders’ share of the adjustments to convert our net income (loss) attributable to common stockholders to FFO, MFFO and Adjusted MFFO.
(3) Reflects adjustments to add back our noncontrolling interest share of the adjustments and an impairment charge to an unconsolidated entity to convert our net income (loss) attributable to common stockholders to FFO, MFFO and Adjusted MFFO for our equity investments in unconsolidated entities.
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
Distributions
There were no distributions declared for the six months ended June 30, 2023. Our net loss attributable to common stockholders for the six months ended June 30, 2023 was $77.1 million and our cash flows used in operations were $9.4 million. Our cumulative distributions paid and net loss attributable to common stockholders from inception through June 30, 2023 were $572.8 million. We have funded our cumulative distributions paid, which includes net cash distributions and distributions reinvested by stockholders, with prior period cash flow from operating activities in excess of distributions paid and with cash from gains realized from the disposition of properties. To the extent that we pay distributions from sources other than our cash flow from operations or gains from asset sales, we will have fewer funds available for investment in real estate-related loans, opportunistic real estate, real estate-related debt securities, real estate equity securities and other real estate-related investments, the overall return to our stockholders may be reduced and subsequent investors may experience dilution.

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
110 William
On July 5, 2023, in exchange for the Company’s 77.5% preferred interest ownership percentage in 110 William Joint Venture, the Company agreed to make future capital contributions of up to $105.0 million to fund expenditures and improvements (the “Capital Contributions”). The 110 William Joint Venture also converted a mezzanine loan encumbering the property of approximately $85.7 million between 110 William Mezz III, LLC, an indirect subsidiary of 110 Williams Joint Venture, as a borrower and Invesco CMI Investments 110 William, LLC (“Invesco”) as lender, into Invesco’s 22.5% preferred equity interest in the 110 William Joint Venture. As part of the restructuring, SREF III 110 William JV, LLC’s previous 40% membership interest was diluted in exchange for contingent consideration of 10% of net cash received. Following the buyout of SREF III 110 William JV, LLC, the Company held 100% of the common interests in the joint venture for contributed capital.
110 William Joint Venture entered into an amended loan agreement, which restructured the original loan of $248.7 million (the “Original Loan”), and increased the supplemental loan by $56.7 million (the “Supplemental Loan”). The initial maturity date of the Original Loan and the Supplemental Loan is July 5, 2026, although the maturity date may be extended. The interest rate with respect to the Original Loan is the sum of SOFR plus a spread beginning at 2% and increasing up to 3% during the term of the loan and any extension period, and the interest rate with respect to the Supplemental Loan is the sum of SOFR plus a spread beginning at 3% and increasing up to 3.5% during the term of the loan and any extension period. Pacific Oak SOR Properties, LLC, an indirect subsidiary of the Company is the guarantor for all debt service under the amended loan agreement and the Capital Contributions.
Series C Bonds
On July 6, 2023, Pacific Oak SOR BVI, completed a public offering to Israeli investors, of 319.6 million Israeli new Shekels (approximately $86.4 million) of Series C bonds (the “Series C Bonds”). The Series C Bonds were issued and registered with the Tel Aviv Stock Exchange on July 9, 2023. The terms of the Series C Bonds are governed by a deed of trust, containing various financial covenants, among Pacific Oak SOR BVI and Reznik Paz Nevo Trusts Ltd., as trustee. The notes will bear interest at the rate of 9% per year. The Series C Bonds mature on June 30, 2026 and are collateralized by real estate held for investment.
On July 17, 2023, Pacific Oak SOR BVI issued additional Series C bonds in the amount of 20.7 million Israeli new Shekels par value (the “Series C Expansion”). The Series C Expansion was issued at a 1.0% discount, resulting in a total consideration of 20.5 million Israeli new Shekels (approximately $5.6 million). The Series C Expansion has an equal level of security, pari passu, amongst themselves and between them and the Series C Bonds, without any right of precedence or preference between any of them. The deed of trust that governs the terms of the Series C Bonds and Series C Expansion contains various financial covenants.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency and Interest Rate Risk
Certain transactions, assets, and liabilities are exposed to foreign currency risk. We monitor our foreign currency exposures to maximize the economic effectiveness of our foreign currency positions, including hedges. Principal currency exposure is Israeli New Shekel; in particular, we are exposed to the effects of foreign currency changes in Israel with respect to the Series B Debentures, the Series C Bonds and Series C Expansion issued to investors in Israel.
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
As of June 30, 2023, we held 39.8 million Israeli new Shekels and 24.7 million Israeli new Shekels in cash and restricted cash, respectively. In addition, as of June 30, 2023, we had bonds outstanding and the related interest payable in the amounts of 1.2 billion Israeli new Shekels and 19.1 million Israeli new Shekels, respectively. Foreign currency exchange rate risk is the possibility that our financial results could be better or worse than planned because of changes in foreign currency exchange rates. Based solely on the remeasurement for the six months ended June 30, 2023, if foreign currency exchange rates were to increase or decrease by 10%, our net income would increase or decrease by approximately $23.5 million and $37.5 million, respectively, for the same period.
We borrow funds at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of June 30, 2023, the fair value of our Series B Debentures was $296.4 million and the outstanding principal balance was $314.1 million. As of June 30, 2023, excluding the Series B Debentures, the fair value of our fixed rate debt was $219.7 million and the outstanding principal balance of our fixed rate debt was $233.5 million. The fair value estimate of the Series B Debentures was calculated using the quoted bond price as of June 30, 2023 on the Tel Aviv Stock Exchange of 95.99 Israeli new Shekels, respectively. The fair value estimate of our fixed rate debt was calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of June 30, 2023. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting changes in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on variable rate debt would change our future earnings and cash flows, but would not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. As of June 30, 2023, we had entered into three separate interest rate caps with an aggregate notional of $156.6 million which effectively limits our exposure to increases in one-month SOFR above certain thresholds. Based on interest rates as of June 30, 2023, if interest rates were 100 basis points higher or lower during the 12 months ending June 30, 2022, interest expense on our variable rate debt would increase or decrease by $2.8 million and $5.3 million, respectively.
The weighted-average interest rates of our fixed rate debt and variable rate debt as of June 30, 2023 were 4.1% and 7.5%, respectively. The interest rate and weighted-average interest rate represent the actual interest rate in effect as of June 30, 2023 (consisting of the contractual interest rate and the effect of contractual floor rates, if applicable), using interest rate indices as of June 30, 2023 where applicable.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 3. Quantitative and Qualitative Disclosures about Market Risk (continued)

We are exposed to financial market risk with respect to our real estate equity securities. Financial market risk is the risk that we will incur economic losses due to adverse changes in our real estate equity security prices. Our exposure to changes in real estate equity security prices is a result of our investment in these types of securities. Market prices are subject to fluctuation and, therefore, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market prices of a real estate equity security may result from any number of factors, including perceived changes in the underlying fundamental characteristics of the issuer, the relative price of alternative investments, interest rates, default rates and general market conditions. In addition, amounts realized in the sale of a particular security may be affected by the relative quantity of the real estate equity security being sold. We do not currently engage in derivative or other hedging transactions to manage our real estate equity security price risk. As of June 30, 2023, we owned real estate equity securities with a book value of $30.5 million. Based solely on the prices of real estate equity securities as of June 30, 2023, if prices were to increase or decrease by 10%, our net income would increase or decrease by approximately $3.1 million.
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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
None.

Item 1A. Risk Factors
In addition to the risk factor discussed below, please see the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the period ended March 31, 2023, each as filed with the SEC.
In certain cases, financings for our investments may be recourse to us.
Generally, commercial real estate financings are structured as nonrecourse to the borrower. However, lenders customarily will require that a creditworthy parent entity enter so-called “recourse carveout” guarantees. For example, a lender might require guarantees from the guarantors for the completion of tenant improvements, payment of the guarantor’s obligation, or against certain bad acts. In addition, certain guarantees typically provide that the loan will be a full personal recourse obligation of the guarantor, for certain actions.
The change in the value of Israeli currency may materially and adversely affect our results of operations and financial condition.
On February 16, 2020, Pacific Oak Strategic Opportunity BVI issued 254.1 million Israeli new Shekels (approximately $74.1 million as of February 16, 2020) of Series B Debentures to Israeli investors pursuant to a public offering, which bonds are denominated in Israeli new Shekels. The Series B Debentures bear interest at the rate of 3.93% per year. The Series B Debentures have principal installment payments equal to 33.33% of the face amount of the Series B Debentures on January 31st of each year from 2024 to 2026. Pacific Oak Strategic Opportunity BVI issued additional Series B Debentures subsequent to the initial issuance and as of June 30, 2023, 1.2 billion Israeli new Shekels (approximately $314.1 million as June 30, 2023) were outstanding.
On July 6, 2023, Pacific Oak SOR BVI, completed a public offering to Israeli investors, of 319.6 million Israeli new Shekels (approximately $86.4 million) Series C Bonds. The Series C Bonds were issued and registered with the Tel Aviv Stock Exchange on July 9, 2023. The terms of the Series C Bonds are governed by a deed of trust, among Pacific Oak SOR BVI and Reznik Paz Nevo Trusts Ltd., as trustee. The notes will bear interest at the rate of 9% per year. The Series C Bonds mature on June 30, 2026 and are collateralized by land. On July 17, 2023, Pacific Oak SOR BVI issued additional Series C bonds in the amount of 20.7 million Israeli new Shekels par value. The Series C Bonds were issued at a 1.0% discount, resulting in a total consideration of 20.5 million Israeli new Shekels (approximately $5.6 million). The additional Series C Expansion has an equal level of security, pari passu, amongst themselves and between them and the Series C Bonds, without any right of precedence or preference between any of them. The deed of trust that governs the terms of the Series C Bonds and Series C Expansion contains various financial covenants.
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
Uncertain market conditions could cause us to sell our real estate investments or investments in unconsolidated entities at a loss in the future.
We intend to hold our real estate investments and investments in unconsolidated entities until such time as we determine that a sale or other disposition appears to be advantageous to achieve our investment objectives. We may exercise discretion as to whether and when to sell an investment, and we will have no obligation to sell at any particular time. We generally intend to hold our investments for an extended period of time, and we cannot predict with any certainty the various market conditions affecting real estate investments that will exist at any particular time in the future. Because of the uncertainty of market conditions that may affect the future disposition of our investments, we may not be able to sell our investments at a profit in the future or at all. In addition, if we are unable to access the capital markets for financing in the future, we may need to sell some of our investments to raise capital. We may incur prepayment penalties in the event that we sell a property subject to a mortgage earlier than we otherwise had planned. Additionally, we could be forced to sell our investments at inopportune times which could result in us selling the affected investment at a substantial loss. Any inability to sell a property could adversely impact our ability to make debt payments as they come due.

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
•During the six months ended June 30, 2023, we fulfilled redemption requests eligible for redemption under our share redemption program and received in good order and funded redemptions under our share redemption program with cash on hand. We redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed	Average Price Paid Per Share (1)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2023	75,025	$10.50	(2)
February 2023	25,954	$10.50	(2)
March 2023	42,806	$10.50	(2)
April 2023	47,885	$10.50	(2)
May 2023	47,410	$10.50	(2)
June 2023	66,907	$10.50	(2)
Total	305,987
_____________________
(1) On December 2, 2022, our board of directors approved an estimated value per share of our common stock of $10.50. The change in the redemption price became effective for the January 2023 redemption date and is effective until the estimated value per share is updated. We expect to update our estimated value per share no later than December 2023.
(2) We limit the dollar value of shares that may be redeemed under the program as described above. During the six months ended June 2023, we redeemed $3.2 million of common stock under the program, which represented all redemption requests received in good order and eligible for redemption through the June 2023 redemption date, except for the $146.8 million of shares in connection with redemption requests not made upon a stockholder’s death, “qualifying disability” or “determination of incompetence,” which redemption requests will be fulfilled subject to the limitations described above. Based on the Twelfth SRP, we had $1.4 million available for redemptions in the remainder of 2023, as of June 30, 2023, and on May 11, 2023 and August 10, 2023, our board of directors approved additional $2.0 million and 4.0 million, respectively, all of which are in connection with a stockholders’ death, “qualifying disability” or “determination of incompetence,” subject to the limitations described above.

PART II. OTHER INFORMATION (CONTINUED)

Item 3. Defaults upon Senior Securities
As of June 30, 2023, we had two outstanding mortgage loans which were past due. See Note 5 to our accompanying condensed notes to consolidated financial statements.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
Pursuant to the Twelfth Amended and Restated Share Redemption Program, on August 10, 2023, our board of directors approved an additional $4.0 million of funds available for redemptions in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence,” which will carry forward until depleted.

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

10.1
Agreement of Lease between the City of New York Department of Citywide Administrative Services, 1 Center Street, 20th Floor North, New York, New York 10007 & 110 William Property Investors III, LLC c/o Savanna, 430 Park Avenue, 12th Floor, New York, NY 10022, dated June 27, 2023

10.2
Supplemental Building Loan Agreement between 110 William Property Investors III, LLC, as Borrower, Lenders Signatory Hereto from Time to Time, as Lenders, and Deutsche Pfandbriefbank AG as Administrative Agent and Lender, dated July 5, 2023

10.3	Amended and Restated Limited Liability Company Agreement of Pacific Oak SOR SREF III 110 William, LLC (f/k/a KBS SOR SREF III 110 William, LLC) effective as of July 5, 2023

10.4
Amended and Restated Senior Loan Agreement dated as of July 5, 2023, between 110 William Property Investors III, LLC, as Borrower, Lenders Signatory Hereto from Time to Time, as Lenders, and Deutsche Pfandbriefbank AG, as Administrative Agent and Lender

10.5	Guaranty of Interest and Carry Costs as of July 5, 2023 by Pacific Oak SOR Properties, LLC

10.6	Completion Guaranty as of July 5, 2023 by Pacific Oak SOR Properties, LLC

10.7	Funding Guaranty as of July 5, 2023 by Pacific Oak SOR Properties, LLC

10.8	Guaranty of Recourse Obligations as of July 5, 2023 by Pacific Oak SOR Properties, LLC

10.9
Membership Interest Purchase Agreement as of July 5, 2023 by and between Pacific Oak SOR 110 William JV, LLC (f/k/a KBS SOR 110 William JV, LLC), SREF III 110 William JV, LLC, and Pacific Oak SOR SREF III 110 William, LLC (f/k/a KBS SOR SREF III 110 William, LLC)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

PART II. OTHER INFORMATION (CONTINUED)

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

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.

Date:	August 11, 2023	By:	/S/ KEITH D. HALL
Keith D. Hall
Chief Executive Officer and Director
(principal executive officer)

Date:	August 11, 2023	By:	/S/ MICHAEL A. BENDER
Michael A. Bender
Chief Financial Officer
(principal financial officer)