Form 10-Q
period 2023-09-30
Pacific Oak Strategic Opportunity REIT, Inc.
filed 2023-11-14
CIK 1452936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

 FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
As of November 13, 2023, there were 103,407,427 outstanding shares of common stock of Pacific Oak Strategic Opportunity REIT, Inc.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
FORM 10-Q
September 30, 2023

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30, 2023	December 31, 2022
	(unaudited)
Assets
Real estate held for investment, net	$1,126,798	$1,216,898
Real estate held for sale, net	—	2,506
Real estate equity securities	26,909	60,153
Total real estate and real estate-related investments, net	1,153,707	1,279,557
Cash and cash equivalents	77,794	97,931
Restricted cash	51,763	61,113
Investments in unconsolidated entities	70,379	70,842
Rents and other receivables, net	21,992	21,518
Prepaid expenses and other assets	25,320	22,848
Goodwill	5,436	5,436
Total assets	$1,406,391	$1,559,245
Liabilities and equity
Notes and bonds payable, net	$1,033,318	$1,044,709
Accounts payable and accrued liabilities	22,706	25,231
Due to affiliates	6,354	2,799
Other liabilities	70,082	66,967
Redeemable common stock payable	3,469	2,638
Restricted stock payable	508	508
Total liabilities	1,136,437	1,142,852
Commitments and contingencies (Note 10)
Equity
Pacific Oak Strategic Opportunity REIT, Inc. stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 103,439,698 and 103,932,083 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	1,034	1,039
Additional paid-in capital	901,048	907,044
Cumulative distributions and net loss	(633,070)	(495,782)
Total Pacific Oak Strategic Opportunity REIT, Inc. stockholders’ equity	269,012	412,301
Noncontrolling interests	942	4,092
Total equity	269,954	416,393
Total liabilities and equity	$1,406,391	$1,559,245

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Rental income	$31,872	$31,445	$96,101	$89,806
Hotel revenues	1,195	9,182	6,673	27,952
Other operating income	1,094	830	3,299	2,559
Dividend income from real estate equity securities	1,685	2,148	3,795	5,354
Total revenues	35,846	43,605	109,868	125,671
Expenses:
Operating, maintenance, and management	12,102	12,342	34,377	32,560
Real estate taxes and insurance	6,281	5,650	18,541	15,753
Hotel expenses	1,330	5,377	5,275	17,485
Asset management fees to affiliates	3,696	3,630	11,380	9,945
General and administrative expenses	1,952	2,504	8,176	8,486
Foreign currency transaction loss (gain), net	1,123	(6,001)	4,675	(37,100)
Depreciation and amortization	12,399	12,717	36,556	39,379
Interest expense	17,928	12,976	49,747	33,319
Impairment charges on real estate and related intangibles	28,260	11,942	64,849	11,942
Impairment charges on goodwill	—	8,098	—	8,098
Total expenses	85,071	69,235	233,576	139,867
Other (loss) income:
Loss from unconsolidated entities, net	(10,405)	(3,376)	(27,367)	(6,130)
Other interest income	639	61	1,855	155
Loss on real estate equity securities, net	(3,331)	(20,722)	(19,453)	(48,312)
(Loss) gain on sale of real estate	(221)	(75)	32,541	3,273
Gain on extinguishment of debt	—	—	—	2,367
Gain from consolidation of previously unconsolidated entity	—	18,742	—	18,742
Total other loss, net	(13,318)	(5,370)	(12,424)	(29,905)
Net loss before income taxes	(62,543)	(31,000)	(136,132)	(44,101)
Income tax provision	—	—	(3,662)	—
Net loss	(62,543)	(31,000)	(139,794)	(44,101)
Net loss attributable to noncontrolling interests	2,311	881	2,506	844
Net loss attributable to redeemable noncontrolling interest	—	—	—	81
Preferred stock dividends	—	(373)	—	(1,091)
Net loss attributable to common stockholders	$(60,232)	$(30,492)	$(137,288)	$(44,267)
Net loss per common share, basic and diluted	$(0.58)	$(0.29)	$(1.32)	$(0.43)
Weighted-average number of common shares outstanding, basic and diluted	103,571,651	104,180,800	103,726,148	103,351,040

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended September 30, 2023 and 2022
(unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Loss	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amounts
Balance, June 30, 2023	103,626,096	$1,036	$905,046	$(572,838)	$333,244	$3,284	$336,528
Net loss	—	—	—	(60,232)	(60,232)	(2,311)	(62,543)
Transfers to redeemable common stock, net	—	—	(2,043)	—	(2,043)	—	(2,043)
Redemptions of common stock	(186,398)	(2)	(1,955)	—	(1,957)	—	(1,957)
Noncontrolling interest distribution	—	—	—	—	—	(481)	(481)
Noncontrolling interest contribution	—	—	—	—	—	450	450
Balance, September 30, 2023	103,439,698	$1,034	$901,048	$(633,070)	$269,012	$942	$269,954

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Loss	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amounts
Balance, June 30, 2022	104,319,092	$1,043	$914,463	$(464,506)	$451,000	$10,373	$461,373
Net loss	—	—	—	(30,492)	(30,492)	(881)	(31,373)
Transfers to redeemable common stock payable, net	—	—	(188)	—	(188)	—	(188)
Redemptions of common stock	(243,135)	(2)	(2,311)	—	(2,313)	—	(2,313)
Stock distributions issued	924	—	—	—	—	—	—
Acquisition of noncontrolling interests	—	—	—	—	—	1,125	1,125
Noncontrolling interests distribution	—	—	(2,431)	—	(2,431)	(8,199)	(10,630)
Noncontrolling interest contribution	—	—	—	—	—	300	300
Balance, September 30, 2022	104,076,881	$1,041	$909,533	$(494,998)	$415,576	$2,718	$418,294

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY (CONTINUED)
For the Nine Months Ended September 30, 2023 and 2022
(unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Loss	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amounts
Balance, December 31, 2022	103,932,083	$1,039	$907,044	$(495,782)	$412,301	$4,092	$416,393
Net loss	—	—	—	(137,288)	(137,288)	(2,506)	(139,794)
Transfers to redeemable common stock, net	—	—	(830)	—	(830)	—	(830)
Redemptions of common stock	(492,385)	(5)	(5,166)	—	(5,171)	—	(5,171)
Noncontrolling interests distributions	—	—	—	—	—	(1,094)	(1,094)
Noncontrolling interest contribution	—	—	—	—	—	450	450
Balance, September 30, 2023	103,439,698	$1,034	$901,048	$(633,070)	$269,012	$942	$269,954

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Loss	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amounts
Balance, December 31, 2021	94,141,251	$941	$818,440	$(347,691)	$471,690	$10,369	$482,059
Net loss	—	—	—	(44,267)	(44,267)	(844)	(45,111)
Transfers to redeemable common stock payable, net	—	—	(883)	—	(883)	—	(883)
Redemptions of common stock	(485,471)	(4)	(4,583)	—	(4,587)	—	(4,587)
Adjustment to value of redeemable noncontrolling interest	—	—	—	(3,946)	(3,946)	—	(3,946)
Stock distribution issued	10,421,101	104	98,990	(99,094)	—	—	—
Acquisition of noncontrolling interest	—	—	—	—	—	1,125	1,125
Noncontrolling interests contributions	—	—	(2,431)	—	(2,431)	(8,232)	(10,663)
Noncontrolling interest contribution	—	—	—	—	—	300	300
Balance, September 30, 2022	104,076,881	$1,041	$909,533	$(494,998)	$415,576	$2,718	$418,294

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(139,794)	$(44,101)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Impairment charges on real estate and related intangibles	64,849	11,942
Impairment charges on goodwill	—	8,098
Loss from unconsolidated entities, net	27,367	6,130
Depreciation and amortization	36,556	39,379
Loss on real estate equity securities, net	19,453	48,312
Gain on sale of real estate	(32,541)	(3,273)
Gain from consolidation of previously unconsolidated entity	—	(18,742)
Unrealized gain on interest rate caps	(378)	(1,103)
Deferred rent	(539)	(1,966)
Gain on extinguishment of debt	—	(2,367)
Amortization of above- and below-market leases, net	(306)	(762)
Amortization of deferred financing costs and debt discount and premium, net	7,079	5,953
Foreign currency transaction loss (gain), net	4,675	(37,100)
Changes in assets and liabilities:
Rents and other receivables, net	(104)	2,403
Prepaid expenses and other assets	(3,232)	(3,010)
Accounts payable and accrued liabilities	(983)	(955)
Due to affiliates	3,555	1,201
Other liabilities	3,894	(1,379)
Net cash (used in) provided by operating activities	(10,449)	8,660
Cash Flows from Investing Activities:
Acquisitions of real estate	—	(6,689)
Improvements to real estate	(16,394)	(16,515)
Proceed from sales of real estate, net	40,867	97,933
Cash and restricted cash received upon consolidation of previously unconsolidated entity	—	1,834
Contributions to unconsolidated entities	(28,388)	(23,887)
Distribution of capital from unconsolidated entity	1,144	569
Purchase of interest rate caps	(1,236)	(566)
Advance to affiliate	—	(1,201)
Purchase of foreign currency derivatives	(100,327)	—
Proceeds from disposition of foreign currency derivatives	71,027	—
Proceeds from advances due from affiliates	—	8,227
Proceeds from the sale of real estate equity securities	13,791	—
Escrow deposit for future real estate sale	—	17,000
Proceeds for development obligations	1,855	—
Funding for development obligations	(1,825)	(6,407)
Net cash (used in) provided by investing activities	(19,486)	70,298
Cash Flows from Financing Activities:
Proceeds from notes and bonds payable	93,117	191,667
Principal payments on notes and bonds payable	(77,673)	(190,515)
Payments of deferred financing costs	(5,028)	(4,686)
Payments to redeem common stock	(5,171)	(4,587)
Payments to redeem noncontrolling interests	—	(6,687)
Distributions paid	—	(11,016)
Preferred dividends paid	—	(1,091)
Noncontrolling interests distributions	(1,094)	(10,663)
Noncontrolling interest contribution	450	300
Net cash provided by (used in) financing activities	4,601	(37,278)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4,153)	(4,418)
Net (decrease) increase in cash, cash equivalents and restricted cash	(29,487)	37,262
Cash, cash equivalents and restricted cash, beginning of period	159,044	105,431
Cash, cash equivalents and restricted cash, end of period	$129,557	$142,693
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2023	2022
Supplemental Disclosure of Cash Flow Information:
Interest paid, net of capitalized interest of $2,729 and $1,703 for the nine months ended September 30, 2023 and 2022, respectively	44,488	29,839
Supplemental Disclosure of Significant Noncash Transaction:
Accrued improvements to real estate	1,565	6,389
Redeemable common stock payable	3,469	1,567
Assets acquired in the consolidation of previously unconsolidated entity	—	137,569
Liabilities assumed in the consolidation of previously unconsolidated entity	—	85,096
Distributions paid to common stockholders through common stock issuances	—	99,094
Accrued preferred dividends	—	225
PPP notes forgiveness	—	2,367
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
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
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.
The consolidated financial statements include the accounts of the Company, REIT Holdings, the Operating Partnership, Pacific Oak SOR BVI and their direct and indirect wholly owned subsidiaries, and joint ventures in which the Company has a controlling interest and variable interest entities (“VIEs”) in which the Company is the primary beneficiary. All significant intercompany balances and transactions are eliminated in consolidation.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2023
(unaudited)
Liquidity
The Company generally finances its real estate investments using notes payable that are typically structured as non-recourse secured mortgages with maturities of approximately three to five years, with short term extension options available upon the Company meeting certain debt covenants. Each reporting period, management evaluates the Company’s ability to continue as a going concern by evaluating conditions and events, including assessing the liquidity needs to satisfy upcoming debt obligations and the ability to satisfy debt covenant requirements. Through the normal course of operations, the Company has $288.4 million of debt obligations scheduled to mature over the period from October 1, 2023 through 12 months from the date of issuance of these financial statements. In order to satisfy obligations as they mature, management will evaluate its options and may seek to utilize extension options available in the respective loan agreements, may make partial loan paydowns to meet debt covenant requirements, may seek to refinance certain debt instruments, may sell real estate equity securities to convert to cash to make principal payments, may market one or more properties for sale or may negotiate a turnover of one or more secured properties back to the related mortgage lender and remit payment for any associated loan guarantee. Historically, the Company has successfully refinanced debt instruments or utilized extension options in order to satisfy debt obligations as they come due and has not negotiated a turnover of a secured property back to a lender, though the Company may utilize such option if necessary. Based upon these plans, management believes it will have sufficient liquidity to satisfy its obligations as they come due and to continue as a going concern. There can be no assurance as to the certainty or timing of any of management’s plans. Refer to Note 5 for further discussion.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.
Segments
The Company operates in three reportable business segments: opportunistic real estate and real estate-related investments, residential homes, and hotel, which is how the Company’s management manages the business. In general, the Company intends to hold its investments in opportunistic real estate and real estate-related assets for capital appreciation. Traditional performance metrics of opportunistic real estate and real estate-related assets may not be meaningful as these investments are generally non-stabilized and do not provide a consistent stream of interest income or rental revenue. These investments exhibit similar long-term financial performance and have similar economic characteristics. These investments typically involve a higher degree of risk and do not provide a constant stream of ongoing cash flows. As a result, the Company’s management views opportunistic real estate and real estate-related assets as similar investments and aggregates them into one reportable business segment. The Company owned residential homes in 18 markets, which are all aggregated into one reportable business segment due to the homes being stabilized, having high occupancy rates and having similar economic characteristics. Additionally, as of September 30, 2023, the Company owned one hotel, which is a separate reportable business segment due to the nature of the hotel business with short-term stays.
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
Recently Issued Accounting Standards Updates
There have been no other recent accounting pronouncements, changes in accounting pronouncements or recently adopted accounting guidance during the nine months ended September 30, 2023 that are of significance or potential significance to the Company.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2023
(unaudited)
3. REAL ESTATE HELD FOR INVESTMENT
As of September 30, 2023, the Company owned ten office properties, encompassing, in the aggregate, approximately 3.2 million rentable square feet and these properties were 70% occupied. In addition, the Company owned one residential home portfolio consisting of 2,449 residential homes and encompassing approximately 3.5 million rental square feet and two apartment properties, containing 609 units and encompassing approximately 0.5 million rentable square feet, which were 95% and 92% occupied, respectively. The Company also owned one hotel property with 196 rooms, four investments in undeveloped land with approximately 696 developable acres and one office/retail development property. The following table summarizes the Company’s real estate held for investment as of September 30, 2023 and December 31, 2022, respectively (in thousands):

	September 30, 2023	December 31, 2022
Land	$256,796	$267,634
Buildings and improvements	1,013,444	1,062,822
Tenant origination and absorption costs	18,157	27,996
Total real estate, cost	1,288,397	1,358,452
Accumulated depreciation and amortization	(161,599)	(141,554)
Total real estate held for investment, net	$1,126,798	$1,216,898

Operating Leases
Certain of the Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of September 30, 2023, the leases, excluding options to extend, apartment leases and residential home leases, which have terms that are generally one year or less, had remaining terms of up to 11.8 years with a weighted-average remaining term of 3.0 years. Some of the leases have provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from tenants in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash and assumed in real estate acquisitions related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets totaled $5.9 million and $6.5 million as of September 30, 2023 and December 31, 2022, respectively.
During the three and nine months ended September 30, 2023, the Company recognized deferred rent expense of $1.0 million and deferred rent income of $0.5 million, both net of lease incentive amortization, respectively. As of September 30, 2023 and December 31, 2022, the cumulative deferred rent receivable balance, including unamortized lease incentive receivables, was $19.2 million and $18.3 million, respectively, and is included in rents and other receivables on the accompanying consolidated balance sheets. The cumulative deferred rent balance included $2.3 million and $2.8 million of unamortized lease incentives as of September 30, 2023 and December 31, 2022, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2023
(unaudited)
As of September 30, 2023, the future minimum rental income from the Company’s properties, excluding apartment and residential home leases, which generally have initial terms of 12 months or less, under non-cancelable operating leases was as follows (in thousands):

October 1, 2023 through December 31, 2023	$15,632
2024	58,322
2025	49,012
2026	36,116
2027	28,563
Thereafter	62,502
$250,147

As of September 30, 2023, the Company’s commercial real estate properties were leased to approximately 300 tenants over a diverse range of industries and geographic areas. The Company’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Professional, Scientific, and Technical Services	38	$6,932	11.3%
Public Administration	14	6,831	11.2%
Computer Systems Design and Related Services	29	6,830	11.2%
		$20,593	33.7%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of September 30, 2023, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
Geographic Concentration Risk
As of September 30, 2023, the Company’s real estate investments in California and Georgia represented 19.1% and 11.0%, respectively, of the Company’s total assets. As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the California and Georgia real estate markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.
Hotel Properties
The following table provides detailed information regarding the Company’s hotel revenues for its hotel property (the Springmaid Beach Resort was sold on September 1, 2022) during the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Hotel revenues:
Room	$988	$7,223	$5,794	$21,423
Food, beverage and convention services	123	217	568	807
Campground	—	984	—	3,379
Other	84	758	311	2,343
Hotel revenues	$1,195	$9,182	$6,673	$27,952

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2023
(unaudited)
Contract Liabilities
The following table summarizes the Company’s contract liabilities, which are comprised of: hotel advanced deposits, deferred proceeds received from the buyers of the Park Highlands land sales, and value of Park Highlands land that was contributed to a master association, which are included in other liabilities in the accompanying consolidated balance sheets, as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Contract liabilities	$27,526	$23,904
Revenue recognized in the period from:
Amounts included in contract liabilities at the beginning of the period	$1,032	$9,215

Real Estate Sales
In May 2023, the Company sold a vacant building within the Madison Square property in Phoenix, Arizona (“Madison Square School”) for proceeds of $6.4 million, before closing costs and credits. The Company recognized a gain on sale of $3.3 million related to the disposition of the Madison Square School, net of closing costs and adjustments. The purchaser is not affiliated with the Company nor the Advisor. As a result of the sale of the Madison Square School, certain assets were reclassified to held for sale on the consolidated balance sheets as of December 31, 2022. Subsequent to the sale, the Madison Square property had three office buildings remaining.
In February 2023, the Company sold approximately 71 developable acres of undeveloped land in North Las Vegas, Nevada (“Park Highlands”) for proceeds of $34.5 million, net of closing costs and credits of $1.9 million for future development obligations. The Company recognized a pre-tax gain on sale of real estate of $29.5 million related to the disposition within the consolidated statements of operations. The purchaser is not affiliated with the Company or the Advisor.
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
Impairment of Real Estate
The evolving office rental business environment and slowdown in economic growth due to rising interest rates led the Company to reassess its real estate and related intangibles. During the three and nine months ended September 30, 2023, the Company recorded impairment charges on real estate and related intangibles in the amounts of $28.3 million and $64.8 million, respectively, to write down the carrying value of three strategic opportunistic properties to their estimated fair values due to increases in the discount and terminal cap rate assumptions, decreases in projected cash flows, and changes in sales comparisons. During the three and nine months ended September 30, 2022, the Company recorded impairment charges on real estate and related intangibles in the amount of $11.9 million, to write down the carrying value of three strategic opportunistic properties to their estimated fair value due to a change in the projected hold period and related decrease in projected cash flows and sales price.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2023
(unaudited)
4. REAL ESTATE EQUITY SECURITIES
The following summarizes the portion of loss for the period related to real estate equity securities held during the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Loss on real estate equity securities, net	$(3,331)	$(20,722)	$(19,453)	$(48,312)
Less net gain recognized during the period on real estate equity securities sold during the period	93	—	5,901	—
Unrealized loss recognized during the reporting period on real estate equity securities held at the end of the period	$(3,424)	$(20,722)	$(25,354)	$(48,312)

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2023
(unaudited)
5. NOTES AND BONDS PAYABLE
As of September 30, 2023 and December 31, 2022, the Company’s notes and bonds payable consisted of the following (dollars in thousands):

	Book Value as of September 30, 2023	Book Value as of December 31, 2022	Contractual Interest Rate as of September 30, 2023 (1)	Effective Interest Rate at September 30, 2023 (1)	Payment Type (2)	Maturity Date (3)
Richardson Portfolio Mortgage Loan	$16,199	$18,844	SOFR + 2.50%	7.82%	Principal & Interest	11/1/2023 (4)
Park Centre Mortgage Loan (5)	—	26,233	(5)	(5)	(5)	(5)
1180 Raymond Mortgage Loan (5)	—	31,070	(5)	(5)	(5)	(5)
Pacific Oak SOR BVI Series B Debentures (6)	305,253	331,213	3.93%	3.93%	(6)	01/31/2026
Pacific Oak SOR BVI Series C Bonds (6)	89,211	—	9.00%	9.00%	(6)	06/30/2026
Crown Pointe Mortgage Loan	54,738	53,758	SOFR + 2.30%	7.62%	Interest Only	04/01/2025
The Marq Mortgage Loan (5)	—	60,796	(5)	(5)	(5)	(5)
Eight & Nine Corporate Centre Mortgage Loan (7)	—	47,945	(7)	(7)	(7)	(7)
Georgia 400 Center Mortgage Loan	40,313	44,129	SOFR + 1.55%	6.87%	Interest Only	05/22/2024
PORT Mortgage Loan 1	51,304	51,302	4.74%	4.74%	Interest Only	10/01/2025
PORT Mortgage Loan 2	10,523	10,523	4.72%	4.72%	Interest Only	03/01/2026
PORT MetLife Loan	60,000	60,000	3.90%	3.90%	Interest Only	04/10/2026
PORT II Metlife Loan	93,443	93,701	3.99%	3.99%	Interest Only	04/10/2026
Q&C Hotel Mortgage Loan	24,628	24,784	SOFR + 3.50%	8.82%	Principal & Interest	01/31/2024
Lincoln Court Mortgage Loan (8)	33,310	35,314	SOFR + 3.25%	8.57%	Interest Only	08/07/2025
Lofts at NoHo Commons Mortgage Loan	68,451	71,536	SOFR + 2.18% (8)	7.50%	Interest Only	09/09/2024
Oakland City Center Mortgage Loan (5)	—	87,000	(5)	(5)	(5)	(5)
Madison Square Mortgage Loan	17,962	17,964	4.63%	4.63%	Interest Only	10/07/2024
Four Pack Mortgage Loan (5)(8)	187,336	—	BSBY + 2.75%	8.18%	Principal & Interest	09/01/2026
Total Notes and Bonds Payable principal outstanding	1,052,671	1,066,112
Deferred financing costs and debt discount and premium, net (10)	(19,353)	(21,403)
Total Notes and Bonds Payable, net	$1,033,318	$1,044,709
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of September 30, 2023. The effective interest rate is calculated as the actual interest rate in effect as of September 30, 2023 (consisting of the contractual interest rate and contractual floor rates), using interest rate indices at September 30, 2023, where applicable.
(2) Represents the payment type required under the loan as of September 30, 2023. Certain future monthly payments due under this loan also include amortizing principal payments. For more information of the Company’s contractual obligations under its notes and bonds payable, see five-year maturity table below.
(3) Represents the initial maturity date or the maturity date as extended as of September 30, 2023; subject to certain conditions, the maturity dates of certain loans may be extended beyond the date shown.
(4) Subsequent to September 30, 2023, the Company extended the maturity date of this loan to November 1, 2024.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2023
(unaudited)
(5) The Company refinanced and consolidated four of its mortgage loans to one loan with an outstanding principal balance of $188.0 million (the “Four Pack Mortgage Loan”) and is cross-collateralized by the associated properties: Park Centre, 1180 Raymond, The Marq, and Oakland City Center. The Four Pack Mortgage Loan has an initial maturity of September 1, 2026 with two 1-year extension options, monthly amortization payments of $0.7 million, and two $10.0 million paydowns due December 1, 2023 and 2024.
(6) See “Israeli Financing” below.
(7) This loan was paid off during the nine months ended September 30, 2023.
(8) The Company’s notes and bonds payable are generally non-recourse. These mortgage loans have guarantees over certain balances whereby the Company would be required to make guaranteed payments in the event that the Company turned the property over to the lender. As of September 30, 2023, the guaranteed amount in the aggregate was $18.8 million.
(9) The variable rate is at the higher of one-month SOFR or 1.75%, plus 2.18%.
(10) Represents the unamortized financing costs and discount/premium on notes and bonds payable due to the above- and below-market interest rates when the debt was assumed. The financing costs and discount/premium is amortized over the remaining life of the notes and bonds payable.
During the three and nine months ended September 30, 2023, the Company incurred $17.9 million and $49.7 million, respectively, of interest expense. Included in interest expense during the three and nine months ended September 30, 2023 was $2.5 million and $7.1 million, respectively, of amortization of deferred financing costs and debt discount and premium, net. Additionally, during the three and nine months ended September 30, 2023, the Company capitalized $1.0 million and $2.7 million, respectively, of interest related to its investments in undeveloped land.
During the three and nine months ended September 30, 2022, the Company incurred $13.0 million and $33.3 million, respectively, of interest expense. Included in interest expense for the three and nine months ended September 30, 2022 was $2.0 million and $3.9 million, respectively, of amortization of deferred financing costs and debt discount and premium, net. Additionally, during the three and nine months ended September 30, 2022, the Company capitalized $0.7 million and $1.7 million, respectively, of interest related to its investments in undeveloped land.
As of September 30, 2023 and December 31, 2022, the Company’s interest payable was $7.6 million and $9.1 million, respectively.
The following is a schedule of maturities, including principal amortization payments, for all notes and bonds payable outstanding as of September 30, 2023 (in thousands):

October 1, 2023 through December 31, 2023	$28,471
2024	271,333
2025	249,503
2026	503,364
2027	—
Thereafter	—
$1,052,671

All the Company’s debt obligations are generally non-recourse, subject to certain limited guaranty payments, as outlined in the table above, except for the Company’s Series B Debentures and Series C Bonds. The Company plans to utilize available extension options or refinance the notes payable. The Company may also choose to market the properties for sale or may negotiate a turnover of the secured properties back to the related mortgage lender.
The Company’s notes payable contains financial debt covenants, including minimum equity requirements and liquidity ratios. As of September 30, 2023, the Company was in compliance with all of these debt covenants with the exception that the Richardson Portfolio Mortgage Loan, Q&C Hotel Mortgage Loan and Lincoln Court Mortgage Loan were not in compliance with the debt service coverage requirement. As a result of such non-compliance, the Company is required to provide a cash sweep for the Lincoln Court Mortgage Loan, and the remaining loans are at-risk of cash sweeps and/or principal pay downs if in consecutive non-compliance.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2023
(unaudited)
Israeli Financing
On February 16, 2020, Pacific Oak SOR BVI issued 254.1 million Israeli new Shekels of Series B debentures (the “Series B Debentures”) to Israeli investors pursuant to a public offering registered with the Israel Securities Authority. The Series B Debentures have principal installment payments equal to 33.33% of the face amount of the Series B Debentures on January 31st of each year from 2024 to 2026. Pacific Oak SOR BVI issued additional Series B Debentures subsequent to the initial issuance and as of September 30, 2023, 1.2 billion Israeli new Shekels (approximately $305.3 million as of September 30, 2023) were outstanding. The additional Series B Debentures have an equal level of security, pari passu, amongst themselves and between them and the initial Series B Debentures without any right of precedence or preference between any of them.
In July 2023, Pacific Oak SOR BVI issued 340.3 million Israeli new Shekels (approximately $89.2 million as of September 30, 2023) of Series C bonds (the “Series C Bonds”) to Israeli investors pursuant to offerings registered with the Israeli Securities Authority. Of the proceeds, 61.8 million Israeli new Shekels (approximately $16.2 million as of September 30, 2023) were held on deposit for obligations related to the Series B Debentures. The Series C Bonds have an equal level of security, pari passu, amongst themselves and between them and the initial Series C Bonds without any right of precedence or preference between any of them. The Series C Bonds are collateralized by real estate held for investment (specified lands in Park Highlands and Richardson).
The deeds of trust that govern the terms of the Series B Debentures and Series C Bonds contain various financial covenants. As of September 30, 2023, the Company was in compliance with these financial covenants.

6. FAIR VALUE DISCLOSURES
The following were the face values, carrying amounts and fair values of the Company’s financial instruments as of September 30, 2023 and December 31, 2022, which carrying amounts do not approximate the fair values (in thousands):

	September 30, 2023			December 31, 2022
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial liabilities (Level 3):
Notes payable	$658,207	$653,313	$686,606	$734,899	$728,433	$716,813
Financial liabilities (Level 1):
Pacific Oak SOR BVI Series B Debentures	$305,253	$294,551	$275,995	$331,213	$316,276	$304,758
Pacific Oak SOR BVI Series C Bonds	$89,211	$85,454	$90,070	$—	$—	$—
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2023
(unaudited)
As of September 30, 2023, the Company measured the following assets at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Real estate equity securities	$26,909	$26,909	$—	$—
Asset derivative - interest rate caps (1)	$2,268	$—	$2,268	$—
Liability derivative - foreign currency collar (1)	$3,119	$—	$3,119	$—
Nonrecurring Basis:
Impaired real estate held for investment, net (2)	$193,529	$—	$—	$193,529
_____________________
(1) Interest rate caps and foreign currency collars are included in prepaid expenses and other assets and other liabilities, respectively, on the consolidated balance sheets.
(2) Amounts represent the fair value for real estate assets impacted by impairment charges during the nine months ended September 30, 2023, as of the date that the fair value measurement was made. The carrying value for the real estate asset may have subsequently increased or decreased from the fair value reflected due to activity that has occurred since the measurement date.
During the nine months ended September 30, 2023, three of the Company’s real estate properties were measured at the estimated fair values. Two of the real estate properties were measured based on an income approach with the significant unobservable inputs used in evaluating the estimated fair value of these properties, which are discount rates between 8.75% to 9.0% and terminal cap rates between 8.0% to 8.25%, and one real estate property was measured at its estimated value based on a sales comparison approach. Certain of the real estate properties were not measured as of September 30, 2023.
Additionally, during the nine months ended September 30, 2023, one investment in unconsolidated entity was measured at the estimated value of the Company’s ownership calculated based on a hypothetical liquidation of the net assets, discounted for lack of marketability and control. The Company used a discount rate of 8.75% and a cap rate of 7.0% to estimate the fair value of the real estate, an interest rate adjustment of 0.15% to estimate the fair value of the debt, a discount rate of 20% for lack of marketability, and a discount rate of 20% for lack of control. The one investment in unconsolidated entity was not measured as of September 30, 2023.
The fair value of the Company's real estate was measured using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2023 which included discounted cash flows, terminal capitalization rates, and discount rates.
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
September 30, 2023
(unaudited)
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
Subject to certain restrictions and limitations, the business of the Company is externally managed by the Advisor pursuant to an advisory agreement (the “Advisory Agreement”). The Advisory Agreement was effective through November 1, 2023; however, the Company or the Advisor may terminate the Advisory Agreement without cause or penalty upon providing 60 days’ written notice. The Company is in the process of finalizing the extension of the Advisory Agreement with the Advisor. The Advisor conducts the Company’s operations and manages its portfolio of real estate and other real estate-related investments.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2023
(unaudited)
Pacific Oak Capital Markets, LLC
On September 9, 2022, PORT commenced a private offering of up to $500 million of common stock in a primary offering and up to $50 million of common stock under its distribution reinvestment plan (the “Private Offering”). PORT engaged Pacific Oak Capital Markets, LLC (“POCM”), an affiliate of the Advisor, PORA, and DMH Realty, to be the dealer manager for the Private Offering, pursuant to a dealer manager agreement effective as of September 9, 2022, which was subsequently amended and restated as of January 13, 2023 to reflect the creation of a $5 million escrow arrangement (the “PORT Dealer Manager Agreement”). Pursuant to the PORT Dealer Manager Agreement, with respect to Class A shares, PORT will generally pay POCM: (1) selling commissions equal to up to 6.0% of the net asset value (“NAV”) of each share sold in the primary offering, which POCM may reallow in part or in full to participating broker-dealers; (2) a dealer manager fee equal to up to 1.5% of the NAV of each share sold in the primary offering, which POCM may reallow in part or in full to participating broker-dealers; and (3) a placement agent fee equal to up to 1.5% of the NAV of each share sold in the primary offering. With respect to Class T shares, PORT will generally pay POCM: (1) selling commissions equal to up to 3.0% of the NAV of each share sold in the primary offering, which POCM may reallow in part or in full to participating broker-dealers; (2) a dealer manager fee equal to up to 0.75% of the NAV of each share sold in the primary offering, which POCM may reallow in part or in full to participating broker-dealers; and (3) a placement agent fee equal to up to 0.75% of the NAV of each share sold in the primary offering. PORT will not pay any selling commissions, dealer manager or placement agent fees in connection with the sale of shares under the distribution reinvestment plan. The Advisor is the sponsor for the Private Offering and as the sponsor, they will incur reimbursable organization and offering costs on behalf of PORT. PORT will ratably reimburse the Advisor over a 60-month period following the first anniversary of the commencement of the offering. PORT will incur an organization and offering expense fee equal to 0.5% of the NAV of each share sold in the Private Offering to help fund the reimbursement to the sponsor.
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three and nine months ended September 30, 2023 and 2022, respectively, and any related amounts payable as of September 30, 2023 and December 31, 2022 (in thousands):

	Incurred during the three months ended September 30,		Incurred during the nine months ended September 30,		Payable as of
Expensed	2023	2022	2023	2022	September 30, 2023	December 31, 2022
Asset management fees	$3,696	$3,630	$11,380	$9,945	$5,051	$2,618
Property management fees (1)	700	294	2,223	552	409	181
Disposition fees	—	637	420	744	—	—
Capitalized
Reimbursable offering costs (2)	—	—	894	—	894	—
Acquisition fees on real estate	—	67	—	67	—	—
	$4,396	$4,628	$14,917	$11,308	$6,354	$2,799
_____________________
(1) Property management fees related to DMH Realty are recorded as operating, maintenance, and management expenses on the Company’s consolidated statements of operations.
(2) Reimbursable offering costs to the Advisor related to the Private Offering are capitalized and recorded as prepaid expenses and other assets on the Company’s consolidated balance sheet.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2023
(unaudited)
Pacific Oak Opportunity Zone Fund I
As of September 30, 2023, the Company’s investment balance in the Pacific Oak Opportunity Zone Fund I, LLC (“Pacific Oak Opportunity Zone Fund I”) is $26.7 million, which is included in investments in unconsolidated entities on the consolidated balance sheets. The Advisor is entitled to certain fees in connection with the fund. Pacific Oak Opportunity Zone Fund I will pay an acquisition fee equal to 1.5% of the purchase price of each asset (including any debt incurred or assumed and significant capital improvement costs budgeted as of the date of acquisition) with a purchase price less than or equal to $25.0 million plus 1.0% of the purchase price in excess of $25.0 million; a quarterly asset management fee equal to 0.25% of the total purchase price of all assets (including any debt incurred or assumed and significant capital improvement costs budgeted as of the date of acquisition) as of the end of the applicable quarter; and a financing fee equal to 0.5% of the original principal amount of any indebtedness incurred (reduced by any financing fee previously paid with respect to indebtedness being refinanced). In the case of investments made through joint ventures, the fees above will be determined based on the Company’s proportionate share of the investment. The Advisor is also entitled to certain distributions paid by the Pacific Oak Opportunity Zone Fund I after the Class A Members have received their preferred return. These fees and distributions have been waived for the Company’s investment. In addition, side letter agreements between the Advisor and Pacific Oak Opportunity Zone Fund I were executed on February 28, 2020 and stipulate that any asset management fees allocable to the Company and waived by the Advisor for Pacific Oak Opportunity Zone Fund I would be distributed to the Company.
110 William Joint Venture
In July 2023, the 110 William Joint Venture entered into debt and equity restructuring agreements (the “Restructuring Agreements”) and as a result, the Company committed to funding up to $105.0 million (“Capital Commitments”) to the 110 William Joint Venture in exchange for 77.5% of preferred interest. Additionally, Pacific Oak SOR Properties, LLC, an indirect subsidiary of the Company entered into various guarantee agreements as part of the Restructuring Agreements. Refer to Notes 8 and 10 for further discussion.

8. INVESTMENTS IN UNCONSOLIDATED ENTITIES
As of September 30, 2023 and December 31, 2022, the Company’s investments in unconsolidated entities were composed of the following (in thousands):

	Number of Properties as of September 30, 2023			Investment Balance as of
Joint Venture		Location	Ownership %	September 30, 2023		December 31, 2022
110 William Joint Venture	1	New York, New York	(1)	$43,659	(1)	$—
353 Sacramento Joint Venture	1	San Francisco, California	55.0%	—	(2)	45,173
Pacific Oak Opportunity Zone Fund I (3)	3	Various	46.0%	26,720		25,669
				$70,379		$70,842
_____________________
(1) The Company exercises significant influence over the operations, financial policies and decision making with respect to the 110 William Joint Venture but significant decisions require approval from each member. During the nine months ended September 30, 2023, the Company made capital contributions in the 110 William Joint Venture of $28.4 million, of which $25.3 million funded the Capital Commitments. As part of the Restructuring Agreements, the Company resumed the equity method of accounting. The Company holds common and preferred interests in the 110 William Joint Venture and is entitled to profit participation interests based on a tiered waterfall calculation which may not be reflective of the Company's economic interest in the entity.
(2) The Company suspended the equity method of accounting and will not record the Company's share of losses and will not record the Company's share of any subsequent income for the 353 Sacramento Joint Venture until the Company’s share of net income once gain recorded exceeds Company’s share of the net losses not recognized during the period the equity method was suspended. Additionally, during the nine months ended September 30, 2023, the Company impaired the investment in the 353 Sacramento Joint Venture. See below and Note 6 for further discussion.
(3) The maximum exposure to loss as a result of the Company’s investment in the Pacific Oak Opportunity Zone Fund I is limited to the carrying amount of the investment.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2023
(unaudited)
Summarized financial information for investments in unconsolidated entities (in thousands):

	September 30, 2023	December 31, 2022

Assets:
Real estate held for investment, net	$425,312	$471,503
Total assets	498,503	546,142
Liabilities:
Notes payable related to real estate held for investment, net	410,421	490,302
Total liabilities	427,807	501,861
Total equity	$70,696	$44,281

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Total revenues	$9,793	$11,154	$31,257	$35,724
Operating loss	(61,553)	(14,156)	(89,634)	(26,216)
Net income (loss)	$6,733	$(14,141)	$(21,248)	$(26,177)
The Company’s investments in unconsolidated entities are reviewed for impairment annually or when conditions exist that may indicate that the decrease in the carrying amount of the investment has occurred and is other-than-temporary. Triggering events or impairment indicators for the Company’s investments in unconsolidated entities may include recurring operating losses, change in economic environment, and weakening of the general market condition of the geographic area. Upon determination that an other-than-temporary impairment has occurred, an impairment is recognized in loss from unconsolidated entities, net to reduce the carrying amount of the investment to its estimated fair value.
During the nine months ended September 30, 2023, the carrying amount of the Company’s investment in an unconsolidated entity was impaired by $14.8 million, primarily due to weakening market conditions of the geographic area. There were no impairments in unconsolidated entities during the nine months ended September 30, 2022.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2023
(unaudited)
9. REPORTING SEGMENTS
The Company recognizes three reporting segments for the three and nine months ended September 30, 2023 and 2022: strategic opportunistic properties, residential homes and hotels. All corporate related costs are included in the strategic opportunistic properties segment to align with how financial information is presented to the chief operating decision maker. The selected financial information for reporting segments for the three and nine months ended September 30, 2023 and 2022 are as follows (in thousands):

	Three Months Ended September 30, 2023
	Strategic Opportunistic Properties	Residential Homes	Hotel	Total
Total revenues	$25,163	$9,488	$1,195	$35,846
Total expenses	(71,131)	(11,570)	(2,370)	(85,071)
Total other (loss) income	(13,473)	121	34	(13,318)
Net loss before income taxes	$(59,441)	$(1,961)	$(1,141)	$(62,543)

	Nine Months Ended September 30, 2023
	Strategic Opportunistic Properties	Residential Homes	Hotel	Total
Total revenues	$74,924	$28,269	$6,673	$109,868
Total expenses	(190,773)	(34,239)	(8,564)	(233,576)
Total other (loss) income	(12,673)	142	107	(12,424)
Net loss before income taxes	$(128,522)	$(5,828)	$(1,784)	$(136,132)

	Three Months Ended September 30, 2022
	Strategic Opportunistic Properties	Residential Homes	Hotels	Total
Total revenues	$25,847	$8,576	$9,182	$43,605
Total expenses	(46,453)	(10,726)	(12,056)	(69,235)
Total other (loss) income	(24,052)	18,671	11	(5,370)
Net (loss) income before income taxes	$(44,658)	$16,521	$(2,863)	$(31,000)

	Nine Months Ended September 30, 2022
	Strategic Opportunistic Properties	Residential Homes	Hotels	Total
Total revenues	$77,599	$20,120	$27,952	$125,671
Total expenses	(87,232)	(23,735)	(28,900)	(139,867)
Total other (loss) income	(50,436)	18,149	2,382	(29,905)
Net (loss) income before income taxes	$(60,069)	$14,534	$1,434	$(44,101)

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2023
(unaudited)
Total assets and goodwill related to the reporting segments as of September 30, 2023 and December 31, 2022 are as follows (in thousands):

	September 30, 2023
	Strategic Opportunistic Properties	Residential Homes	Hotel	Total
Total assets	$1,026,936	$330,659	$48,796	$1,406,391
Goodwill	4,220	—	1,216	5,436

	December 31, 2022
	Strategic Opportunistic Properties	Residential Homes	Hotel	Total
Total assets	$1,173,481	$333,128	$52,636	$1,559,245
Goodwill	4,220	—	1,216	5,436

10. COMMITMENTS AND CONTINGENCIES

Lease Obligations
As of September 30, 2023, the Company’s lease and rights to a leasehold interest with respect to 210 West 31st, which was accounted for as a finance lease, are included in the consolidated balance sheets as follows:

Right-of-use asset (included in real estate held for investment, net, in thousands)	$6,391
Lease obligation (included in other liabilities, in thousands)	9,514

Remaining lease term	90.2
Discount rate	4.8%

The components of lease expense were as follows:
Interest on lease obligation for the three months ended September 30, 2023 (in thousands)	$113
Interest on lease obligation for the nine months ended September 30, 2023 (in thousands)	338

As of September 30, 2023, the Company had a leasehold interest expiring in 2114. Future minimum lease payments owed by the Company under the finance lease as of September 30, 2023 are as follows (in thousands):

October 1, 2023 through December 31, 2023	$90
2024	360
2025	393
2026	396
2027	396
Thereafter	51,771
Total expected minimum lease obligations	53,406
Less: Amount representing interest (1)	(43,892)
Present value of net minimum lease payments (2)	$9,514
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2023
(unaudited)
Capital Commitments
As of September 30, 2023 and as part of the Restructuring Agreements, the Company had a future funding commitment of $79.7 million related to the Capital Commitments. Such amounts are payable as incurred and therefore, no accrual is recognized as of September 30, 2023. Refer to Note 7 for further discussion.
Guarantee Agreements
As of September 30, 2023 and as part of the Restructuring Agreements, Pacific Oak SOR Properties, LLC, an indirect subsidiary of the Company, became the guarantor for certain guarantees related to the 110 William Joint Venture, including guaranteeing: all debt servicing costs and timely debt payments, completion for the construction and development of tenant improvement work, funding related to the Capital Commitments, and recourse obligations. The related debt has an initial maturity of July 5, 2026 and guarantee amounts are due upon occurrence of any one triggering event.
As of September 30, 2023 and as part of the Four Pack Mortgage Loan, Pacific Oak SOR Properties, LLC, an indirect subsidiary of the Company, guarantees the $10.0 million paydown on December 1, 2023. Further, each property in the Four Pack Mortgage Loan is cross-collateralized with the other properties.
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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Although there can be no assurance, the Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations as of September 30, 2023. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities.
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
Park Highlands Land
On October 3, 2023, the Company, through an indirect wholly owned subsidiary, sold approximately 115 developable acres of undeveloped land located in North Las Vegas, Nevada (“Park Highlands”) for gross sale proceeds of approximately $57.4 million, before net closing costs and credits. The unencumbered land was not used as collateral for the Series C Bonds and $7.5 million of a $17.0 million earnest money deposit was applied to this sale. The purchaser is not affiliated with the Company or the Advisor.

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
•Inflation and increased interest rates may adversely affect our financial condition and results of operations, including with respect to our ability to refinance maturing debt.
•We have paid distributions from financings and in the future, we may not pay distributions solely from our cash flow from operations or gains from asset sales. To the extent that we pay distributions from sources other than our cash flow from operations or gains from asset sales, we will have less funds available for investment in loans, properties and other assets, the overall return to our stockholders may be reduced and subsequent investors may experience dilution.
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
All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, in Part II, Item 1A of our Quarterly Report on Form 10-Q for the period ended March 31, 2023, Part II, Item 1A of our Quarterly Report on Form 10-Q for the period ended June 30, 2023, each as filed with the Securities and Exchange Commission (the “SEC”), and the risks identified in Part II, Item 1A herein.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Overview
We were formed on October 8, 2008 as a Maryland corporation, elected to be taxed as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2010 and intend to operate in such manner. Pacific Oak Capital Advisors, LLC (“Pacific Oak Capital Advisors”) is our advisor and as our advisor, Pacific Oak Capital Advisors manages our day-to-day operations and our portfolio of investments. Pacific Oak Capital Advisors also has the authority to make all of the decisions regarding our investments, except for our residential homes portfolio. Our residential homes portfolio, held through our subsidiary Pacific Oak Residential Trust, Inc. (“PORT”), is managed by Pacific Oak Residential Advisors, LLC (“PORA”), an affiliate of Pacific Oak Capital Advisors. The advisory duties are subject to the limitations in our charter and the direction and oversight of our board of directors. Pacific Oak Capital Advisors also provides asset-management, marketing, investor-relations and other administrative services on our behalf. We have sought to invest in and manage a diverse portfolio of real estate-related loans, opportunistic real estate, real estate-related debt securities, real estate equity securities and other real estate-related investments. We conduct our business primarily through our Operating Partnership, of which we are the sole general partner.
As of September 30, 2023, we consolidated ten office properties, two apartment properties, one hotel property, one residential home portfolio consisting of 2,449 residential homes, four investments in undeveloped land with approximately 696 developable acres, one office/retail development property and owned three investments in unconsolidated entities and two investments in real estate equity securities.
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
Liquidity and Capital Resources
Our principal demand for funds during the short and long-term is and will be for payments under debt and funding obligations, including principal repayments, the acquisition of real estate and real estate-related investments, payment of operating expenses, capital expenditures and general and administrative expenses, redemptions and purchases of our common stock and payments of distributions to stockholders. To date, we have had five primary sources of capital for meeting our cash requirements:
•Proceeds from the primary portion of our initial public offering;
•Proceeds from our dividend reinvestment plan;
•Debt financing, including bond offerings in Israel;
•Proceeds from the sale of real estate and the repayment of real estate-related investments; and
•Cash flow generated by our real estate and real estate-related investments.
We sold 56,584,976 shares of common stock in the primary portion of our initial public offering for gross offering proceeds of $561.7 million. As of September 30, 2023, we had sold 6,851,969 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $76.5 million. The Company ceased offering shares of common stock in its primary offering on November 14, 2012 and suspended offering shares under its dividend reinvestment plan as of March 28, 2023. To date, we have invested all of the net proceeds from our initial public offering in real estate and real estate-related investments. We intend to use our cash on hand, proceeds from asset sales, proceeds from debt financing and, cash flow generated by our real estate operations and real estate-related investments as our primary sources of immediate and long-term liquidity.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, debt service payments and corporate general and administrative expenses. Cash flow from operations from our real estate investments is primarily dependent upon the occupancy levels of our properties, the net effective rental rates on our leases, the collectability of rent and operating recoveries from our tenants and how well we manage our expenditures. As of September 30, 2023, our office properties were collectively 70% occupied, our residential home portfolio was 95% occupied and our apartment properties were 92% occupied.
Our investment in the hotel property generates cash flow in the form of room, food, beverage and convention services, campground and other revenues, which are reduced by hotel expenses, capital expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our hotel property is primarily dependent upon the occupancy levels of our hotel, the average daily rates and how well we manage our expenditures. The following table provides summary information regarding our hotel property for the nine months ended September 30, 2023 and 2022:

		Percentage Occupied for the Nine Months Ended September 30,		Average Daily Rate for the Nine Months Ended September 30,		Average Revenue per Available Room for the Nine Months Ended September 30,
Property	Number of Rooms	2023	2022	2023	2022	2023	2022
Q&C Hotel	196	60.9%	59.3%	$177.90	$192.73	$108.27	$114.30

Investments in real estate equity securities generate cash flow in the form of dividend income, which is reduced by asset management fees. As of September 30, 2023, we had two investments in real estate equity securities outstanding with a total carrying value of $26.9 million.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended September 30, 2023 did not exceed the charter-imposed limitation.
For the nine months ended September 30, 2023, our cash needs for capital expenditures, redemptions of common stock funding commitment, and debt requirements were met with proceeds from dispositions of real estate, proceeds from debt financing and cash on hand, except where otherwise noted. Operating cash needs during the same period were met through cash flow generated by our real estate and real estate-related investments and cash on hand.
As of September 30, 2023, we had outstanding debt obligations in the aggregate principal amount of $1.1 billion, with a weighted-average remaining term of 2.2 years. We have $269.7 million of debt obligations scheduled to mature over the period from September 30, 2023 through September 30, 2024. None of these debt obligations have extension options, although we have extension options available for some of our longer term debt maturities. We plan to meet these obligations primarily through a combination of one or more of cash on hand, asset sales, refinancings (whether with the same lender or different lenders) and issuing additional debt. We believe that with these options we have sufficient cash on hand and availability to address our debt maturities and capital needs scheduled to mature over the period September 30, 2023 through September 30, 2024. However, tighter financial conditions, higher interest rates and lower asset values may make it more difficult to refinance our loans or to sell assets on favorable terms. In recent years, we have accessed debt capital through the Israeli capital markets, but that source of debt capital may be unavailable now, primarily because of the recently escalated conflict between Israel and Hamas. Our mortgage loans are primarily non-recourse to us, meaning the lender’s recourse is to take possession of the underlying property. It is possible we may choose not to repay or refinance some of the maturing loans, which would ultimately result in losing possession of the underlying property.
We have also agreed to fund expenditures and improvements to the 110 William Joint Venture of $105.0 million. As of September 30, 2023, the outstanding amount to be paid under this commitment is approximately $79.7 million. We plan to fund this obligation primarily through the combination of one or more cash on hand, asset sales, refinancings and issuing additional debt.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Guarantee Agreements
As of September 30, 2023 and as part of the 110 William Joint Venture debt and equity restructuring (the “Restructuring Agreements”), we, through an indirect subsidiary of ours, became the guarantor for certain guarantees related to the 110 William Joint Venture, including guaranteeing: all debt servicing costs and timely debt payments, completion for the construction and development of tenant improvement work, funding related to the Capital Commitments, and recourse obligations. The related debt has an initial maturity of July 5, 2026 and guarantee amounts are due upon occurrence of any one triggering event.
As of September 30, 2023 and as part of a refinancing and consolidation of four mortgage loans, we, through an indirect subsidiary of ours, became a guarantor for the refinanced loan and guarantees the $10.0 million paydown on December 1, 2023.
Cash Flows from Operating Activities
As of September 30, 2023, we consolidated ten office properties, two apartment properties, one hotel property, one residential home portfolio consisting of 2,449 residential homes, four investments in undeveloped land with approximately 696 developable acres, one office/retail development property and owned three investments in unconsolidated entities and two investments in real estate equity securities. During the nine months ended September 30, 2023, net cash used in operating activities was $10.4 million. We expect that our cash flows from operating activities will increase in future periods as a result of leasing additional space that is currently unoccupied and anticipated future acquisitions of real estate and real estate-related investments. However, our cash flows from operating activities may decrease to the extent that we dispose of additional assets.
Cash Flows from Investing Activities
Net cash used in investing activities was $19.5 million for the nine months ended September 30, 2023 and primarily consisted of the following:
•Proceeds from sales of real estate of $40.9 million;
•Net cash paid on foreign currency derivative settlements of $29.3 million, as a result of purchase of foreign currency derivatives of $100.3 million and proceeds from disposition of foreign currency derivatives of $71.0 million;
•Contribution to an unconsolidated entity of $28.4 million;
•Improvements to real estate of $16.4 million; and
•Proceeds from the sale of real estate equity securities of $13.8 million.
Cash Flows from Financing Activities
Net cash provided by financing activities was $4.6 million for the nine months ended September 30, 2023 and primarily consisted of the following:
•$10.4 million of net cash provided by debt and other financings as a result of proceeds from notes payable of $93.1 million and partially offset by principal payments on notes payable of $77.7 million and payments of deferred financing costs of $5.0 million; and
•$5.2 million of cash used for redemptions of common stock.
In order to execute our investment strategy, we utilize secured debt and we may, to the extent available, utilize unsecured debt, to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinancing and interest risks, are properly balanced with the benefit of using leverage. There is no limitation on the amount we may borrow for any single investment. Our charter limits our total liabilities such that our total liabilities may not exceed 75% of the cost of our tangible assets; however, we may exceed that limit if a majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our common stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of September 30, 2023, our borrowings and other liabilities were approximately 66% of the cost of our tangible assets.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
On February 16, 2020, Pacific Oak SOR (BVI) Holdings, Ltd. (“Pacific Oak SOR BVI”) issued 254.1 million Israeli new Shekels of Series B debentures (the “Series B Debentures”) to Israeli investors pursuant to a public offering registered with the Israel Securities Authority. The Series B Debentures have principal installment payments equal to 33.33% of the face amount of the Series B Debentures on January 31st of each year from 2024 to 2026. Pacific Oak SOR BVI issued additional Series B Debentures subsequent to the initial issuance and as of September 30, 2023, 1.2 billion Israeli new Shekels (approximately $305.3 million as of September 30, 2023) were outstanding. The additional Series B Debentures have an equal level of security, pari passu, amongst themselves and between them and the initial Series B Debentures, without any right of precedence or preference between any of them.
In July 2023, Pacific Oak SOR BVI issued 340.3 million Israeli new Shekels (approximately $89.2 million as of September 30, 2023) of Series C bonds (the “Series C Bonds”) to Israeli investors pursuant to offerings registered with the Israeli Securities Authority and of the proceeds, 61.8 million Israeli new Shekels (approximately $16.2 million as of September 30, 2023) were held on deposit for obligations related to the Series B Debentures. The Series C Bonds have an equal level of security, pari passu, amongst themselves and between them and the initial Series C Bonds without any right of precedence or preference between any of them. The Series C Bonds are collateralized by real estate held for investment (specified lands in Park Highlands and Richardson).
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
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of September 30, 2023 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2023	2024-2025	2026-2027	Thereafter
Outstanding debt obligations (1)	$1,052,671	$28,471	$520,836	$503,364	$—
Interest payments on outstanding debt obligations (2)	115,084	15,713	86,121	13,250	—
Finance lease obligation	53,406	90	753	792	51,771
Funding commitment (3)	79,693	3,200	76,493	—	—
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts, maturity dates, foreign currency rates and interest rates in effect at September 30, 2023.
(3) In July 2023, as part of the Restructuring Agreements, the Company committed to funding up to $105.0 million to the 110 William Joint Venture in exchange for 77.5% of preferred interest in the joint venture.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Results of Operations
Overview
As of September 30, 2023, we consolidated ten office properties, two apartment properties, one hotel property, one residential home portfolio consisting of 2,449 residential homes, four investments in undeveloped land with approximately 696 developable acres, one office/retail development property and owned three investments in unconsolidated entities and two investments in real estate equity securities. Our results of operations for the three and nine months ended September 30, 2023 may not be indicative of those in future periods due to acquisition and disposition activities. Additionally, the occupancy in our office properties has not been stabilized. As of September 30, 2023, our office properties were collectively 70% occupied, our residential home portfolio was 95% occupied and our apartment properties was 92% occupied. However, due to the amount of near-term lease expirations, we do not put significant emphasis on quarterly changes in occupancy (positive or negative) in the short run. Our underwriting and valuations are generally more sensitive to “terminal values” that may be realized upon the disposition of the assets in the portfolio and less sensitive to ongoing cash flows generated by the portfolio in the years leading up to an eventual sale. There are no guarantees that the occupancy of our assets will increase, or that we will recognize a gain on the sale of our assets. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of leasing additional space and acquiring additional assets but decrease due to disposition activity.
Comparison of the three months ended September 30, 2023 versus the three months ended September 30, 2022
The following table provides summary information about our results of operations for the three months ended September 30, 2023 and 2022 (dollar amounts in thousands):

	Three Months Ended September 30,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions/Dispositions (1)	$ Change Due to Investments Held Throughout Both Periods (2)
	2023	2022
Rental income	$31,872	$31,445	$427	1%	$—	$427
Hotel revenues	1,195	9,182	(7,987)	(87)%	(7,707)	(280)
Other operating income	1,094	830	264	32%	—	264
Dividend income from real estate equity securities	1,685	2,148	(463)	(22)%	—	(463)
Operating, maintenance, and management	12,102	12,342	(240)	(2)%	(287)	47
Real estate taxes and insurance	6,281	5,650	631	11%	—	631
Hotel expenses	1,330	5,377	(4,047)	(75)%	(4,070)	23
Asset management fees to affiliates	3,696	3,630	66	2%	(107)	173
General and administrative expenses	1,952	2,504	(552)	(22)%	n/a	n/a
Foreign currency transaction loss (gain), net	1,123	(6,001)	7,124	(119)%	n/a	n/a
Depreciation and amortization	12,399	12,717	(318)	(3)%	—	(318)
Interest expense	17,928	12,976	4,952	38%	(740)	5,692
Impairment charges on real estate and related intangibles	28,260	11,942	16,318	137%	n/a	n/a
Impairment charges on goodwill	—	8,098	(8,098)	(100)%	n/a	n/a
Loss from unconsolidated entities, net	(10,405)	(3,376)	(7,029)	208%	—	(7,029)
Other interest income	639	61	578	948%	n/a	n/a
Loss on real estate equity securities, net	(3,331)	(20,722)	17,391	(84)%	n/a	n/a
Loss on sale of real estate	(221)	(75)	(146)	195%	(146)	—
Gain from consolidation of previously unconsolidated entity	—	18,742	(18,742)	(100)%	(18,742)	—
_____________________
(1) Represents the dollar amount increase (decrease) for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 related to real estate and real estate-related investments acquired or disposed on or after October 1, 2022.
(2) Represents the dollar amount increase (decrease) for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 with respect to real estate and real estate-related investments owned by us during the entirety of both periods presented.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Rental income slightly increased to $31.9 million for the three months ended September 30, 2023 from $31.4 million for the three months ended September 30, 2022. There were no significant changes to the occupancy rate and annualized base rent per square foot of our office properties held throughout both periods. We expect rental income to increase in future periods as a result of leasing additional space and to the extent we acquire additional properties, but to decrease to the extent we dispose of properties.
Hotel revenues decreased to $1.2 million for the three months ended September 30, 2023 from $9.2 million for the three months ended September 30, 2022, primarily as a result of the disposition of the Springmaid Beach Resort in September 2022, which accounted for approximately $7.7 million of hotel revenues during the three months ended September 30, 2022.
Hotel expenses decreased to $1.3 million for the three months ended September 30, 2023 from $5.4 million for the three months ended September 30, 2022, primarily as a result of the disposition of the Springmaid Beach Resort during 2022, which accounted for approximately $4.1 million of hotel expenses during the three months ended September 30, 2022.
Asset management fees to affiliates slightly increased to $3.7 million for the three months ended September 30, 2023 from $3.6 million for the three months ended September 30, 2022. We expect asset management fees to increase in future periods to the extent we acquire additional properties, but to decrease to the extent we dispose of properties.
Foreign currency transaction loss, net was $1.1 million for the three months ended September 30, 2023 and a $6.0 million foreign currency transaction gain, net for the three months ended September 30, 2022, related to the Series B Debentures and Series C Bonds. These bonds are denominated in Israeli new Shekels and we expect to recognize foreign transaction gains and losses based on changes in foreign currency exchange rates and partially offset by results of foreign currency collars.
Interest expense increased to $17.9 million for the three months ended September 30, 2023 from $13.0 million for the three months ended September 30, 2022, primarily due to increased one-month floating rates, increased debt from the issuance of Series C Bonds, and increased interest terms due to the Four Pack Mortgage Loan during the three months ended September 30, 2023 and was partially offset by a decrease in the outstanding debt balance during three months ended September 30, 2023. Our interest expense in future periods will vary based on interest rate fluctuations, the amount of interest capitalized and our level of future borrowings, which will depend on the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives and will decrease to the extent we dispose of properties and pay down debt, including annual principal installment payments on the debentures.
Impairment charges on real estate and related intangibles increased to $28.3 million for the three months ended September 30, 2023 from $11.9 million for the three months ended September 30, 2022, primarily due to a slowdown in economic growth and increasing interest rates affecting real estate values.
There were no impairment charges on goodwill for the three months ended September 30, 2023. Impairment charges on goodwill for the three months ended September 30, 2022 were $8.1 million and were related to the impairment of goodwill of one office property and one hotel.
Loss from unconsolidated entities, net increased to $10.4 million for the three months ended September 30, 2023 from $3.4 million for the three months ended September 30, 2022, primarily related to our share of losses related to the 353 Sacramento Joint Venture of $26.3 million and partially offset by our share of income related to the 110 William Joint Venture of $14.7 million.
Loss on real estate equity securities, net decreased to $3.3 million for the three months ended September 30, 2023 from $20.7 million for the three months ended September 30, 2022. We expect gains and losses on real estate equity securities to fluctuate in future periods as a result of changes in share prices of our investments in real estate equity securities.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Comparison of the nine months ended September 30, 2023 versus the nine months ended September 30, 2022
The following table provides summary information about our results of operations for the nine months ended September 30, 2023 and 2022 (dollar amounts in thousands):

	Nine Months Ended September 30,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions/ Dispositions (1)	$ Change Due to Investments Held Throughout Both Periods (2)
	2023	2022
Rental income	$96,101	$89,806	$6,295	7%	$8,044	$(1,749)
Hotel revenues	6,673	27,952	(21,279)	(76)%	(20,976)	(303)
Other operating income	3,299	2,559	740	29%	(15)	755
Dividend income from real estate equity securities	3,795	5,354	(1,559)	(29)%	—	(1,559)
Operating, maintenance, and management	34,377	32,560	1,817	6%	1,363	454
Real estate taxes and insurance	18,541	15,753	2,788	18%	776	2,012
Hotel expenses	5,275	17,485	(12,210)	(70)%	(12,763)	553
Asset management fees to affiliates	11,380	9,945	1,435	14%	1,426	9
General and administrative expenses	8,176	8,486	(310)	(4)%	n/a	n/a
Foreign currency transaction loss (gain), net	4,675	(37,100)	41,775	(113)%	n/a	n/a
Depreciation and amortization	36,556	39,379	(2,823)	(7)%	1,105	(3,928)
Interest expense	49,747	33,319	16,428	49%	(1,240)	17,668
Impairment charges on real estate and related intangibles	64,849	11,942	52,907	443%	n/a	n/a
Impairment charges on goodwill	—	8,098	(8,098)	(100)%	n/a	n/a
Loss from unconsolidated entities, net	(27,367)	(6,130)	(21,237)	346%	451	(21,688)
Other interest income	1,855	155	1,700	1,097%	n/a	n/a
Loss on real estate equity securities, net	(19,453)	(48,312)	28,859	(60)%	n/a	n/a
Gain on sale of real estate	32,541	3,273	29,268	894%	29,268	—
Gain on extinguishment of debt	—	2,367	(2,367)	(100)%	n/a	n/a
Income tax provision	(3,662)	—	(3,662)	100%	(3,662)	—
Gain from consolidation of previously unconsolidated entity	—	18,742	(18,742)	(100)%	(18,742)	—
_____________________
(1) Represents the dollar amount increase (decrease) for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 related to real estate and real estate-related investments acquired or disposed on or after October 1, 2022.
(2) Represents the dollar amount increase (decrease) for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 with respect to real estate and real estate-related investments owned by us during the entirety of both periods presented.
Rental income increased to $96.1 million for the nine months ended September 30, 2023 from $89.8 million for the nine months ended September 30, 2022, primarily as a result of the consolidation of PORT II in July 2022, which accounted for approximately $7.3 million of rental income during the nine months ended September 30, 2023. There were no significant changes to the occupancy rate and annualized base rent per square foot of our office properties held throughout both periods. We expect rental income to increase in future periods as a result of leasing additional space and to the extent we acquire additional properties, but to decrease to the extent we dispose of properties.
Hotel revenues decreased to $6.7 million for the nine months ended September 30, 2023 from $28.0 million for the nine months ended September 30, 2022, primarily as a result of the disposition of the Springmaid Beach Resort in September 2022, which accounted for approximately $20.1 million of hotel revenues during the nine months ended September 30, 2022.
Hotel expenses decreased to $5.3 million for the nine months ended September 30, 2023 from $17.5 million for the nine months ended September 30, 2022, primarily as a result of the disposition of the Springmaid Beach Resort in September 2022, which accounted for approximately $12.8 million of hotel expenses during the nine months ended September 30, 2022.
Asset management fees to affiliates increased to $11.4 million for the nine months ended September 30, 2023 from $9.9 million for the nine months ended September 30, 2022, primarily due to the consolidation of PORT II, which accounted for approximately $1.5 million increase during the nine months ended September 30, 2023. We expect asset management fees to increase in future periods to the extent we acquire additional properties, but to decrease to the extent we dispose of properties.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Foreign currency transaction loss, net was $4.7 million for the nine months ended September 30, 2023 and a $37.1 million foreign currency transaction gain, net for the nine months ended September 30, 2023, primarily due to the Series B Debentures and Series C Bonds. These bonds are denominated in Israeli new Shekels and we expect to recognize foreign transaction gains and losses based on changes in foreign currency exchange rates and partially offset by results of foreign currency collars.
Depreciation and amortization decreased to $36.6 million for the nine months ended September 30, 2023 from $39.4 million for the nine months ended September 30, 2022, primarily due to the disposition of the Springmaid Beach Resort, which accounted for approximately $1.0 million of depreciation and amortization during the nine months ended September 30, 2022 and lease intangibles that were fully amortized during the nine months ended September 30, 2022 and partially offset by the consolidation of PORT II, which accounted for approximately $2.1 million of depreciation and amortization during the nine months ended September 30, 2023. We expect depreciation and amortization to increase in future periods to the extent we acquire additional properties, but to decrease as a result of amortization of lease intangibles related to lease expirations and disposition of properties.
Interest expense increased to $49.7 million for the nine months ended September 30, 2023 from $33.3 million for the nine months ended September 30, 2022, primarily due to increased one-month floating rates, increased debt from the issuance of Series C Bonds, and increased interest terms due to the Four Pack Mortgage Loan during the nine months ended September 30, 2023. Our interest expense in future periods will vary based on interest rate fluctuations, the amount of interest capitalized and our level of future borrowings, which will depend on the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives and will decrease to the extent we dispose of properties and pay down debt, including annual principal installment payments on the debentures.
Impairment charges on real estate and related intangibles increased to $64.8 million for the nine months ended September 30, 2023 from $11.9 million for the nine months ended September 30, 2022, primarily due to a slowdown in economic growth and increasing interest rates affecting real estate values.
There were no impairment charges on goodwill for the nine months ended September 30, 2023. Impairment charges on goodwill for the nine months ended September 30, 2022 were $8.1 million and were related to the impairment of goodwill of one office property and one hotel.
Loss from unconsolidated entities, net increased to $27.4 million for the nine months ended September 30, 2023 from $6.1 million for the nine months ended September 30, 2022, primarily related to the impairment of the 353 Sacramento Joint Venture of $14.8 million, our share of losses related to the 353 Sacramento Joint Venture of $29.3 million, and partially offset by our share of income related to the 110 William Joint Venture of $14.7 million for the nine months ended September 30, 2023.
Loss on real estate equity securities, net decreased to $19.5 million for the nine months ended September 30, 2023 from $48.3 million for the nine months ended September 30, 2022, which was composed of $25.4 million unrealized loss on real estate equity securities held at September 30, 2023 and $5.9 million realized gain on real estate equity securities sold during the nine months ended September 30, 2023. We expect gains and losses on real estate equity securities to fluctuate in future periods as a result of changes in share prices of our investments in real estate equity securities.
Gain on sale of real estate increased to $32.5 million for the nine months ended September 30, 2023 from $3.3 million for the nine months ended September 30, 2022, primarily due to the sale of 71 acres of developable land and the Madison Square School, which attributed to a gain on sale of real estate of $29.5 million during the nine months ended September 30, 2023.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Funds from Operations, Modified Funds from Operations and Adjusted Modified Funds from Operations
We believe that funds from operations (“FFO”) is a beneficial indicator of the performance of an equity REIT. We compute FFO in accordance with the current National Association of Real Estate Investment Trusts (“NAREIT”) definition. FFO represents net income, excluding gains and losses from sales of real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), impairment losses on real estate assets, depreciation and amortization of real estate assets, and adjustments for unconsolidated entities. In addition, we elected the option to exclude mark-to-market changes in value recognized on equity securities in the calculation of FFO. We believe FFO facilitates comparisons of operating performance between periods and among other REITs. However, our computation of FFO may not be comparable to other REITs that do not define FFO in accordance with the NAREIT definition or that interpret the current NAREIT definition differently than we do. Our management believes that historical cost accounting for real estate assets in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. As a result, we believe that the use of FFO, together with the required GAAP presentations, provides a more complete understanding of our performance relative to our competitors and provides a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities.
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
•Gain or loss on extinguishment of debt. A loss or gain on extinguishment of debt, which includes prepayment fees related to the extinguishment of debt, represents the difference between the carrying value of any consideration transferred to the lender in return for the extinguishment of a debt and the net carrying value of the debt at the time of settlement. We have excluded the loss or gain from extinguishment of debt in our calculation of MFFO because these losses or gains do not impact the current operating performance of our investments and do not provide an indication of future operating performance;
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
•    Gain from consolidation of previously unconsolidated entity. The gain is recognized as part of a consolidation process of a previously unconsolidated entity, where we became the primary beneficiary. We exclude them from MFFO to more appropriately present the ongoing operating performance of our real estate investments on a comparative basis; and
•Mark-to-market foreign currency transaction adjustments. The U.S. Dollar is our functional currency. Transactions denominated in currency other than our functional currency are recorded upon initial recognition at the exchange rate on the date of the transaction. After initial recognition, monetary assets and liabilities denominated in foreign currency are remeasured at each reporting date into the foreign currency at the exchange rate on that date. In addition, we have entered into foreign currency collars and foreign currency options that results in a foreign currency transaction adjustment. These amounts can increase or reduce net income. We exclude them from MFFO to more appropriately present the ongoing operating performance of our real estate investments on a comparative basis.
Adjusted MFFO includes adjustments to reduce MFFO related to real estate taxes, property insurance and financing costs which are capitalized with respect to certain of our investments in undeveloped land. We have included adjustments for the costs incurred necessary to bring these investments to their intended use, as these costs are recurring operating costs that are capitalized in accordance with GAAP and not reflected in our net (loss) income, FFO and MFFO. In addition, adjusted MFFO includes an adjustment for income tax provision. We believe excluding this item appropriately presents the ongoing operating performance of our real estate investments on a comparative basis.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculations of MFFO and Adjusted MFFO, for the three and nine months ended September 30, 2023 and 2022 (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss attributable to common stockholders	$(60,232)	$(30,492)	$(137,288)	$(44,267)
Depreciation of real estate assets	8,864	8,882	27,865	25,544
Impairment charges on real estate and related intangibles	28,260	11,942	64,849	11,942
Amortization of lease-related costs	3,535	3,835	8,692	13,835
Loss (gain) on sale of real estate (1)	221	2,621	(32,541)	(727)
Loss on real estate equity securities, net	3,331	20,722	19,453	48,312
Adjustments for noncontrolling interests - consolidated entities (2)	(1,162)	(1,724)	(1,231)	(2,308)
Adjustments for investments in unconsolidated entities (3)	27,355	(4,716)	34,723	(1,783)
FFO attributable to common stockholders	10,172	11,070	(15,478)	50,548
Straight-line rent and amortization of above- and below-market leases	827	(791)	(1,014)	(2,729)
Amortization of net premium/discount on bond and notes payable	1,082	1,117	3,267	3,372
Gain on extinguishment of debt	—	—	—	(2,367)
Unrealized gain on interest rate caps	(51)	(834)	(378)	(1,103)
Gain from consolidation of previously unconsolidated entity	—	(18,742)	—	(18,742)
Foreign currency transaction loss (gain), net	1,123	(6,001)	4,675	(37,100)
Adjustments for noncontrolling interests - consolidated entities (2)	(4)	(21)	(10)	(100)
Adjustments for investments in unconsolidated entities (3)	441	98	1,252	2,999
MFFO attributable to common stockholders	13,590	(14,104)	(7,686)	(5,222)
Other capitalized operating expenses (4)	(1,227)	(801)	(3,229)	(2,012)
Income tax provision	—	—	3,662	—
Adjusted MFFO attributable to common stockholders	$12,363	$(14,905)	$(7,253)	$(7,234)
_____________________
(1) Reflects an adjustment to eliminate pre-tax gain on sale of real estate.
(2) Reflects adjustments to eliminate the noncontrolling interest holders’ share of the adjustments to convert our net income (loss) attributable to common stockholders to FFO, MFFO and Adjusted MFFO.
(3) Reflects adjustments to add back our noncontrolling interest share of the adjustments and an impairment charge to an unconsolidated entity to convert our net income (loss) attributable to common stockholders to FFO, MFFO and Adjusted MFFO for our equity investments in unconsolidated entities.
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
There were no distributions declared for the nine months ended September 30, 2023. Our net loss attributable to common stockholders for the nine months ended September 30, 2023 was $137.3 million and our cash flows used in operations were $10.4 million. Our cumulative distributions and net loss attributable to common stockholders from inception through September 30, 2023 were $633.1 million. We have funded our cumulative distributions paid, which includes net cash distributions and distributions reinvested by stockholders, with prior period cash flow from operating activities in excess of distributions paid and with cash from gains realized from the disposition of properties. To the extent that we pay distributions from sources other than our cash flow from operations or gains from asset sales, we will have fewer funds available for investment in real estate-related loans, opportunistic real estate, real estate-related debt securities, real estate equity securities and other real estate-related investments, the overall return to our stockholders may be reduced and subsequent investors may experience dilution.
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
Park Highlands Land
On October 3, 2023, we, through an indirect wholly owned subsidiary, sold approximately 115 developable acres of undeveloped land located in North Las Vegas, Nevada (“Park Highlands”) for gross sale proceeds of approximately $57.4 million, before net closing costs and credits. The unencumbered land was not used as collateral for the Series C Bonds and $7.5 million of a $17.0 million earnest money deposit was applied to this sale. The purchaser is not affiliated with us or our advisor.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency and Interest Rate Risk
Certain transactions, assets, and liabilities are exposed to foreign currency risk. We monitor our foreign currency exposures to maximize the economic effectiveness of our foreign currency positions, including hedges. Principal currency exposure is Israeli New Shekel; in particular, we are exposed to the effects of foreign currency changes in Israel with respect to the Series B Debentures and the Series C Bonds issued to investors in Israel.
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
As of September 30, 2023, we held 124.0 million Israeli new Shekels and 90.8 million Israeli new Shekels in cash and restricted cash, respectively. In addition, as of September 30, 2023, we had debentures and bonds outstanding and the related interest payable in the amounts of 1.5 billion Israeli new Shekels and 14.8 million Israeli new Shekels, respectively. Foreign currency exchange rate risk is the possibility that our financial results could be better or worse than planned because of changes in foreign currency exchange rates. Based solely on the remeasurement for the nine months ended September 30, 2023, if foreign currency exchange rates were to increase or decrease by 10%, our net income would increase or decrease by approximately $31.1 million and $36.0 million, respectively, for the same period.
We borrow funds at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of September 30, 2023, the fair value of our Series B Debentures was $276.0 million and the outstanding principal balance was $305.3 million. The fair value estimate of the Series B Debentures and Series C Bonds were calculated using the quoted bond price as of September 30, 2023 on the Tel Aviv Stock Exchange of 91.07 and 103.08 Israeli new Shekels, respectively. As of September 30, 2023, the fair value of our Series C Bonds was $90.1 million and the outstanding principal balance was $89.2 million. As of September 30, 2023, excluding the Series B Debentures and Series C Bonds, the fair value of our fixed rate debt was $306.4 million and the outstanding principal balance of our fixed rate debt was $233.2 million. The fair value estimate of our fixed rate debt, excluding the Series B Debentures and Series C Bonds, was calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of September 30, 2023. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting changes in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on variable rate debt would change our future earnings and cash flows, but would not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. As of September 30, 2023, we had entered into three separate interest rate caps with an aggregate notional of $153.5 million which effectively limits our exposure to increases in one-month SOFR above certain thresholds. Based on interest rates as of September 30, 2023, if interest rates were 100 basis points higher or lower during the 12 months ending September 30, 2022, interest expense on our variable rate debt would increase or decrease by $2.7 million and $4.3 million, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 3. Quantitative and Qualitative Disclosures about Market Risk (continued)

The weighted-average interest rates of our fixed rate debt and variable rate debt as of September 30, 2023 were 4.8% and 7.9%, respectively. The interest rate and weighted-average interest rate represent the actual interest rate in effect as of September 30, 2023 (consisting of the contractual interest rate and the effect of contractual floor rates, if applicable), using interest rate indices as of September 30, 2023 where applicable.
We are exposed to financial market risk with respect to our real estate equity securities. Financial market risk is the risk that we will incur economic losses due to adverse changes in our real estate equity security prices. Our exposure to changes in real estate equity security prices is a result of our investment in these types of securities. Market prices are subject to fluctuation and, therefore, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market prices of a real estate equity security may result from any number of factors, including perceived changes in the underlying fundamental characteristics of the issuer, the relative price of alternative investments, interest rates, default rates and general market conditions. In addition, amounts realized in the sale of a particular security may be affected by the relative quantity of the real estate equity security being sold. We do not currently engage in derivative or other hedging transactions to manage our real estate equity security price risk. As of September 30, 2023, we owned real estate equity securities with a book value of $26.9 million. Based solely on the prices of real estate equity securities as of September 30, 2023, if prices were to increase or decrease by 10%, our net income would increase or decrease by approximately $2.7 million.
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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
In addition to the risk factors discussed below, please see the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, in Part II, Item 1A of our Quarterly Report on Form 10-Q for the period ended March 31, 2023, and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the period ended June 30, 2023, each as filed with the SEC.
We have limited liquidity relative to our needs, which may limit our ability to retain certain investments and to make new investments.
We have $269.7 million of debt obligations scheduled to mature over the period from September 30, 2023 through September 30, 2024. None of these debt obligations have extension options, although we have extension options available for some of our longer term debt maturities. We plan to meet these obligations primarily through a combination of one or more of cash on hand, asset sales, refinancings (whether with the same lender or different lenders) and issuing additional debt. We believe that with these options we have sufficient cash on hand and availability to address our debt maturities and capital needs scheduled to mature over the period September 30, 2023 through September 30, 2024. However, tighter financial conditions, higher interest rates and lower asset values may make it more difficult to refinance our loans or to sell assets on favorable terms. In recent years, we have accessed debt capital through the Israeli capital markets, but that source of debt capital may be unavailable now, primarily because of the recently escalated conflict between Israel and Hamas. We will decide on a case by case basis whether to repay or refinance each of these loans, based on factors such as our available liquidity and when the loan is due, the terms offered, if any, for refinancing, and the value of our equity in the property relative to the outstanding debt balance. It is possible we may choose not to repay or refinance some of the maturing loans, which would ultimately result in losing possession of the underlying property. Because of our limited liquidity relative to our needs, we may be limited in our ability to retain certain investments and to make new investments, which may have an adverse impact on our financial performance, our ability to make distributions and the value of our shares of common stock. We may be forced to sell an asset on unfavorable terms to improve our liquidity situation and meet our future liquidity needs.
Elevated market and economic volatility due to adverse economic and geopolitical conditions (such as the crisis in Israel) and dislocations in the credit markets could have a material adverse effect on our results of operations, financial condition and ability to borrow on terms and conditions that we find acceptable.
Our business may be adversely affected by market and economic volatility experienced by the U.S. and global economies, the U.S. office market as a whole and/or the local economies in the markets in which our properties are located. Such adverse economic and geopolitical conditions may be due to, among other issues, increased labor market challenges impacting the recruitment and retention of employees, rising inflation and interest rates, volatility in the public equity and debt markets, and international economic and other conditions, including geopolitical instability (such as the crisis in Israel), sanctions and other conditions beyond our control. These current conditions, or similar conditions existing in the future, may adversely affect our results of operations, financial condition and ability to pay dividends and/or distributions as a result of one or more of the following, among other potential consequences:
•the financial condition of our tenants may be adversely affected, which may result in tenant defaults under leases due to bankruptcy, lack of liquidity, lack of funding, operational failures or for other reasons;
•potential changes in customer behavior, such as the continued social acceptance, desirability and perceived economic benefits of work-from-home arrangements, which could materially and negatively impact the future demand for office space, resulting in slower overall leasing and an adverse impact to our operations and the valuation of our investments;
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
•the value and liquidity of our short-term investments and cash deposits could be reduced as a result of a deterioration of the financial condition of the institutions that hold our cash deposits or the institutions or assets in which we have made short-term investments, a dislocation of the markets for our short-term investments, increased volatility in market rates for such investments or other factors; and

PART II. OTHER INFORMATION (CONTINUED)

Item 1A. Risk Factors (Continued)
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
•During the nine months ended September 30, 2023, we fulfilled redemption requests eligible for redemption under our share redemption program and received in good order and funded redemptions under our share redemption program with cash on hand. We redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed	Average Price Paid Per Share (1)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2023	75,025	$10.50	(2)
February 2023	25,954	$10.50	(2)
March 2023	42,806	$10.50	(2)
April 2023	47,885	$10.50	(2)
May 2023	47,410	$10.50	(2)
June 2023	66,907	$10.50	(2)
July 2023	15,552	$10.50	(2)
August 2023	120,188	$10.50	(2)
September 2023	50,658	$10.50	(2)
Total	492,385
_____________________
(1) On December 2, 2022, our board of directors approved an estimated value per share of our common stock of $10.50. The change in the redemption price became effective for the January 2023 redemption date and is effective until the estimated value per share is updated. We expect to update our estimated value per share no later than December 2023.
(2) We limit the dollar value of shares that may be redeemed under the program as described above. During the nine months ended September 2023, we redeemed $4.9 million of common stock under the program, which represented all redemption requests received in good order and eligible for redemption through the September 2023 redemption date, except for the $141.7 million of shares in connection with redemption requests not made upon a stockholder’s death, “qualifying disability” or “determination of incompetence,” which redemption requests will be fulfilled subject to the limitations described above. Based on the Twelfth SRP, we had $3.9 million available for redemptions in the remainder of 2023, as of September 30, 2023, and on May 11, 2023 and August 10, 2023, our board of directors approved additional $2.0 million and 4.0 million, respectively, all of which are in connection with a stockholders’ death, “qualifying disability” or “determination of incompetence,” subject to the limitations described above.

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

4.2	Fifth Amended and Restated Dividend Reinvestment Plan, incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed May 14, 2015

10.1	Amended and Restated Guaranty Agreement as of August 28, 2023 by Pacific Oak SOR Properties, LLC

10.2
Amended and Restated Loan Agreement by and among 1180 Raymond Urban Renewal, LLC, Pacific Oak SOR Austin Suburban Portfolio, LLC, Pacific Oak SOR II Oakland City Center, LLC, Pacific Oak SOR Marquette Plaza, LLC, as Borrower, Bank of America, N.A., as Administrative Agent, and the Other Financial Institutions Party Hereto, dated August 28, 2023

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

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.

Date:	November 14, 2023	By:	/S/ KEITH D. HALL
Keith D. Hall
Chief Executive Officer and Director
(principal executive officer)

Date:	November 14, 2023	By:	/S/ MICHAEL A. BENDER
Michael A. Bender
Chief Financial Officer
(principal financial officer)