Form 10-K
period 2023-12-31
Pacific Oak Strategic Opportunity REIT, Inc.
filed 2024-04-01
CIK 1452936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________________________
FORM 10-K
__________________________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
There is no established market for the Registrant’s shares of common stock. On November 30, 2023, the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $8.03 based on the estimated value of the Registrant’s assets less the estimated value of the Registrant’s liabilities divided by the number of shares outstanding, as of September 30, 2023. For a full description of the methodologies used to value the Registrant’s assets and liabilities in connection with the calculation the estimated value per share as of November 30, 2023, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.” There were approximately 100,221,133 shares of common stock held by non-affiliates as of June 30, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter.
As of March 28, 2024, there were 103,257,859 outstanding shares of common stock of the Registrant.
Documents Incorporated by Reference:
Registrant incorporates by reference in Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K portions of its Definitive Proxy Statement for its 2024 Annual Meeting of Stockholders.

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
The following are some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:
•We depend on our advisor, Pacific Oak Capital Advisors, LLC and its affiliates to conduct our operations and eventually dispose of our investments.
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
•We depend on the availability of, and costs associated with, sources of real estate liquidity
•Our opportunistic investment strategy involves a higher risk of loss than would a strategy of investing in some other types of real estate and real estate-related investments.
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

SUMMARY RISK FACTORS
An investment in shares of our common stock involves significant risks, See “Risk Factors” beginning on page 7. These risks include, among others:
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
•Elevated market and economic volatility due to adverse economic and geopolitical conditions, health crises or dislocations in the credit markets, could have a material adverse effect on our results of operations, financial condition and ability to borrow on terms and conditions that we find acceptable.
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
•We have no employees and are dependent on our advisor to conduct our operations, to identify investments, to manage our investments and for the disposition of our properties. If our advisor faces challenges in performing its obligations to us, it could negatively impact our ability to achieve our investment objectives.
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
•There are limits on the ownership and transferability of our shares.
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

PART I
ITEM 1.    BUSINESS
Overview
Pacific Oak Strategic Opportunity REIT, Inc. was formed on October 8, 2008 as a Maryland corporation, elected to be taxed as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2010 and intends to operate in such manner. As used herein, the terms “we,” “our” and “us” refer to Pacific Oak Strategic Opportunity REIT, Inc. and as required by context, Pacific Oak Strategic Opportunity Limited Partnership, a Delaware limited partnership formed on December 10, 2008 (the “Operating Partnership”), and its subsidiaries. Pacific Oak Capital Advisors, LLC (“Pacific Oak Capital Advisors”) is our advisor and as our advisor, Pacific Oak Capital Advisors manages our day-to-day operations and our portfolio of investments. Our advisor also has the authority to make all of the decisions regarding our investments, except for our residential home portfolio. Our residential home portfolio, held through our subsidiary Pacific Oak Residential Trust, Inc. (“PORT”), is managed by Pacific Oak Residential Advisors, LLC (“PORA”), an affiliate of our advisor. The advisory duties are subject to the limitations in our charter and the direction and oversight of our board of directors. Our advisor also provides asset-management, marketing, investor-relations, and other administrative services on our behalf. We have sought to invest in and manage a diverse portfolio of opportunistic real estate, real estate equity securities and other real estate-related investments. We conduct our business primarily through our Operating Partnership, of which we are the sole general partner.
On January 8, 2009, we filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a minimum of 250,000 shares and a maximum of 140,000,000 shares of common stock for sale to the public, of which 100,000,000 shares were registered in our primary offering and 40,000,000 shares were registered under our dividend reinvestment plan. We sold 56,584,976 shares of common stock in the primary offering for gross offering proceeds of $561.7 million and ceased offering shares of common stock in our primary offering on November 14, 2012. On October 5, 2020, Pacific Oak Strategic Opportunity REIT II (“POSOR II”) merged with an indirect subsidiary of ours (the “Merger”). At the effective time of the Merger, each issued and outstanding share of POSOR II’s common stock converted into 0.9643 shares of our common stock or 28,973,906 shares. As of March 28, 2023, we indefinitely suspended offering shares of common stock under the dividend reinvestment plan to minimize administrative costs. As of December 31, 2023, we had redeemed 27,951,857 of the shares sold in our offering for $324.1 million and had issued 36,398,447 shares of common stock in connection with special dividends.
Objectives and Strategies
Our investment objectives aim to enhance shareholder value and provide consistent returns by increasing our income through rentals, redevelopment, and realizing growth across our portfolio. Additionally, we seek to strengthen our liquidity and cash flow for distribution through timely transactions that maximize value, safeguarding the capital contributions of our stockholders.
We have sought to achieve these objectives by investing in and managing a portfolio of opportunistic real estate, real estate equity securities, and other real estate-related investments.
Our primary real estate strategies are:
•monetizing land sites available for future development;
•deriving rental revenue from tenants and stabilizing existing assets by leasing vacant space;
•optimizing returns from strategic dispositions;
•maintaining favorable leasing terms for our residential portfolio; and
•stabilizing dynamically located co-investment ventures by completing the build-out and leasing.
In pursuit of these strategies, we aim to explore ways to enhance the value of our current assets and strive for increased returns on our investments through strategic timing of asset sales to optimize their value. Additionally, we are committed to actively seeking new lending and investment prospects that we anticipate will deliver favorable risk-adjusted returns for our shareholders.
With respect to liquidity for stockholders, on December 6, 2022, our board of directors authorized the Advisor to meet with and recommend to the board of directors one or more financial and other advisors to be engaged on our behalf to consider ways to provide more liquidity to stockholders, including but not limited to capital raising, asset sales, a listing of our common stock on a national stock exchange or other ways.
The Advisor did have certain preliminary, exploratory discussions with financial advisors on such matters. However, because of the rapid interest rate increases and deterioration in the commercial real estate market which occurred since then, the Advisor has concluded, and the board of directors has concurred, that the hiring of financial and other advisors can be deferred until market conditions improve. Therefore, our goals with respect to stockholder liquidity currently include (i) increasing our liquidity via opportunistic property sales and/or other transactions and (ii) continuing to manage our portfolio so as to add value and maximize the total return despite the current challenges in the commercial real estate market. We will continue to monitor the market conditions and look for improvements which could offer opportunities to generate the liquidity that can be provided to stockholders who want it.
Real Estate and Real Estate-Related Investments
Our investments in commercial real estate focus on a range of asset types primarily including: office, residential homes, apartments, and land parcels, as well as other specialty property types. Our investments in commercial real estate also include joint ventures, which enable us to invest side-by-side with institutional investors into a diversified portfolio of high quality and stabilized commercial real estate with good fundamentals, and we also invest in other real estate-related assets, including stock of publicly traded real estate companies. As of December 31, 2023, we consolidated nine office complexes, encompassing, in the aggregate, approximately 3.2 million rentable square feet and these properties were 68% occupied. In addition, we owned one residential home portfolio consisting of 2,182 residential homes, and two apartment properties containing 609 units, which were 93% and 96% occupied, respectively as of December 31, 2023. We also owned one hotel property with 196 rooms, four investments in undeveloped land with approximately 581 developable acres, one office/retail development property, and held an interest in three investments in unconsolidated entities and two investments in real estate equity securities.
We have attempted to diversify our tenant base in order to limit exposure to any one tenant or industry. As of December 31, 2023, we had no tenants that represented more than 10% of our total annualized base rent and our top ten tenants represented approximately 16% of our total annualized base rent. For more information about our real estate investments, see Part I, Item 2 of this Annual Report on Form 10-K.
Financing Objectives
We have financed the majority of our real estate and real estate-related investments with a combination of the proceeds from the primary portion of our initial public offering, proceeds from our dividend reinvestment plan, proceeds from the sale of real estate and real estate-related investments, cash flow generated by our real estate and real estate-related investments, and debt financing, including bond offerings in Israel. We expect to use leverage to provide additional funds to support our investment activities and seek to increase potential returns to our stockholders.
Our financing objectives include (i) increasing our liquidity via opportunistic property sales and/or other transactions and (ii) continuing to manage our portfolio, including the related debt, so as to add value and maximize the total return despite the current challenges in the commercial real estate markets and credit markets. We have and will continue to focus on stabilizing our portfolio and managing debt maturities in 2024. Our managing of debt maturities may involve reworking portfolio allocations in order to better contend with the higher cost of capital.
Our decision to use leverage currently or in the future to finance our real estate and real estate-related investments will be based on our advisor’s assessment of a variety of factors, including, among others, the anticipated liquidity and price volatility of the assets in our investment portfolio, the potential for losses and extension risk in our portfolio, the availability of credit at favorable prices or at all, the credit quality of our portfolio and our outlook for borrowing costs. These decisions are subject to certain borrowing limits described below and are not subject to the approval of our stockholders. We will continue to monitor the market conditions and look for improvements which could offer opportunities to generate the liquidity that can become available to stockholders. As a holder of floating-rate debt, we have already faced fluctuations in the credit markets and will continue to on a loan-by-loan basis or as loans mature with a focus on value. If we were to become further dependent on debt refinancing there could be untimely asset dispositions.
We used debt financing to increase the amount available for investment and to potentially increase overall investment yields to us and our stockholders. As of December 31, 2023, the weighted-average interest rate on our debt was 6.0%.
We borrow funds at both fixed and variable rates; as of December 31, 2023, we had $637.1 million and $408.7 million of fixed and variable rate debt outstanding, respectively. The weighted-average interest rates of our fixed rate debt and variable rate debt as of December 31, 2023 was 4.8% and 7.9%, respectively. The weighted-average interest rate represents the actual interest rate in effect as of December 31, 2023, using interest rate indices as of December 31, 2023, where applicable. As of December 31, 2023, we had entered into three separate interest rate caps with an aggregate notional amount of $153.5 million which effectively limits our exposure to increases in one-month Secured Overnight Finance Rate (“SOFR”) above certain thresholds.

In February 2020, Pacific Oak SOR (BVI) Holdings, Ltd. (“Pacific Oak SOR BVI”) issued 254.1 million Israeli new shekels of Series B bonds (the “Series B Bonds”) to Israeli investors pursuant to a public offering registered with the Israel Securities Authority. The Series B Bonds bear interest at the rate of 3.93% per year. The Series B Bonds have principal installment payments equal to 33.33% of the face amount of the Series B Bonds on January 31st of each year from 2024 to 2026. Pacific Oak SOR BVI issued additional Series B Bonds subsequent to the initial issuance and as of December 31, 2023, 1.2 billion Israeli new shekels (approximately $321.7 million as December 31, 2023) were outstanding. The additional Series B Bonds have an equal level of security, pari passu, amongst themselves and between them and the initial Series B Bonds, which were initially issued, without any right of precedence or preference between any of them. Subsequent to December 31, 2023, we made the first Series B Bonds installment payment.
In July 2023, Pacific Oak SOR BVI issued 340.3 million Israeli new shekels of Series C bonds (the “Series C Bonds”) to Israeli investors pursuant to offerings registered with the Israeli Securities Authority. Pacific Oak SOR BVI issued additional Series C Bonds subsequent to the initial issuance and as of December 31, 2023, 360.0 million Israeli new shekels (approximately $99.5 million as of December 31, 2023) were outstanding. The Series C Bonds have an equal level of security, pari passu, amongst themselves without any right of precedence or preference between any of them. The Series C Bonds are collateralized by real estate held for investment (specified lands in Park Highlands and Richardson).
Additionally, as of December 31, 2023, we entered into cross currency swaps for risk management purposes to hedge our exposure to variability in foreign currency exchange rates of the Israeli new shekel versus the U.S. Dollar.
We have tried to spread the maturity dates of our debt to minimize maturity and refinance risk in our portfolio. In addition, a majority of our debt allows us to extend the maturity dates, subject to certain conditions. Although we may satisfy the conditions to extend the maturity of our debt obligations, we can give no assurance in this regard. The following table shows the current and fully extended maturities, including principal amortization payments, of our debt as of December 31, 2023 (in thousands):

	Current Maturity	Extended Maturity
2024	$289,025	$271,063
2025	238,655	150,608
2026	518,141	369,704
2027	—	54,738
2028	—	181,745
Thereafter	—	17,963
	$1,045,821	$1,045,821
There is no limitation on the amount we may borrow for any single investment. Our charter does not limit us from incurring debt until our aggregate borrowings would exceed 300% of our net assets, which approximates aggregate liabilities of 75% of the cost of our tangible assets (before deducting depreciation or other non-cash reserves), and we may exceed this limit with the approval of the conflicts committee of our board of directors. To the extent financing in excess of this limit is available on attractive terms, our conflicts committee may approve debt such that our total liabilities would exceed this limit. We would disclose such borrowing to our common stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of December 31, 2023, our borrowings and other liabilities were approximately 71% of the cost (before depreciation and other noncash reserves) and book value (before depreciation) of our tangible assets, respectively.
We do not intend to exceed the leverage limit in our charter. High levels of debt could cause us to incur higher interest charges and higher debt service payments, which would decrease the amount of cash available for distribution to our investors and could also be accompanied by restrictive covenants. High levels of debt could also increase the risk of being unable to refinance when loans become due, or of being unable to refinance on favorable terms, and the risk of loss with respect to assets pledged as collateral for loans.
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
Disposition Policies
The period that we will hold our investments will vary depending on the type of asset, interest rates and other factors. Our advisor has developed a well-defined exit strategy for each investment we have made and will continually perform a hold-sell analysis on each asset to determine the optimal time to hold the asset and generate a strong return for our stockholders.

Economic and market conditions may influence us to hold our investments for different periods of time. We optimize returns from strategic dispositions and we may dispose of an asset before the end of the expected holding period if we believe that market conditions have maximized its value to us, or the disposition of the asset would otherwise be in the best interests of our stockholders. During the year ended December 31, 2023, we sold one office building, approximately 186 acres of developable land, 274 residential homes and investments in real estate equity securities. There were no properties classified as held for sale as of December 31, 2023. The disposition strategy is consistent with our objectives of acquiring opportunistic investments, improving the investments, and timing asset sales to realize the growth in the value that was created during our hold period.
Economic Dependency
We are dependent on our advisor for certain services that are essential to us, including the identification, evaluation, negotiation, origination, acquisition, and disposition of investments; management of the daily operations and leasing of our investment portfolio; and other general and administrative responsibilities. If our advisor is unable to provide the respective services, we will be required to obtain such services from other sources.
Competitive Market Factors
The U.S. real estate leasing markets remain competitive. We face competition from various entities for prospective tenants and to retain our current tenants, including other REITs, pension funds, insurance companies, investment funds and companies, partnerships, and developers. Many of these entities have substantially greater financial resources than we do and may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of a tenant. As a result of their greater resources, those entities may have more flexibility than we do in their ability to offer rental concessions to attract and retain tenants. This could put pressure on our ability to maintain or raise rents and could adversely affect our ability to attract or retain tenants. As a result, our financial condition, results of operations, cash flow, ability to satisfy our debt service obligations and ability to pay distributions to our stockholders may be adversely affected. We may also face competition from other entities that are selling assets. Competition from these entities may increase the supply of real estate investment opportunities or increase the bargaining power of real estate investors seeking to buy.
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
Segments
We operate in three reportable business segments: strategic opportunistic properties and real estate-related investments, residential homes, and hotel, which is how our management manages the business. In general, we intend to hold our investments in opportunistic real estate and other real estate-related assets for capital appreciation. Traditional performance metrics of opportunistic real estate and other real estate-related assets may not be meaningful as these investments are generally non-stabilized and do not provide a consistent stream of interest income or rental revenue. These investments exhibit similar long-term financial performance and have similar economic characteristics. These investments typically involve a higher degree of risk and do not provide a constant stream of ongoing cash flows. As a result, our management views opportunistic real estate and other real estate-related assets as similar investments and aggregated into one reportable business segment. We own residential homes in 18 markets and are all aggregated into one reportable business segment due to the homes being stabilized, having high occupancy rates and have similar economic characteristics. Additionally, we own one hotel and is represented into one reportable business segment due to the nature of the hotel business with short-term stays.
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
Available Information
Access to copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other filings with the SEC, including amendments to such filings, may be obtained free of charge from the following website, http://www.sorinvinfo.com/ or through a link to the SEC’s website, http://www.sec.gov. These filings are available promptly after we file them with, or furnish them to, the SEC.

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
Our investments are primarily categorized into three segments: strategic opportunistic real estate-related investments, residential homes, and hotel. As a result, we will be subject to risks inherent in investments in limited types of properties. If our investments are substantially in limited property classes, then the potential effects on our revenues, and as a result, on cash available for distribution to our stockholders, resulting from a downturn in the businesses conducted in those types of properties could be more pronounced than if we had more fully diversified our investments. As of December 31, 2023, our investments in strategic opportunistic real estate and related investments, our residential homes, and hotel segments represented 70.2%, 26.1% and 3.7% of our total assets, respectively.
Because of the concentration of a significant portion of our assets in two geographic areas, any adverse economic, real estate or business conditions in these areas could affect our operating results and our ability to make distributions to our stockholders.
As of December 31, 2023, our real estate held for investment in California and Georgia represented 18.8% and 10.7% of our total assets, respectively. As a result, the geographic concentration of our portfolio makes it particularly susceptible to adverse economic developments in the California and Georgia real estate markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect our operating results and our ability to make distributions to stockholders.
Disruptions in the financial markets and uncertain economic conditions could adversely affect market rental rates, commercial real estate values and our ability to secure debt financing, service debt obligations, or pay distributions to our stockholders.
Currently, both the investing and leasing environments are highly competitive and have made businesses reluctant to make long-term commitments or changes in their business plans. Possible future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in decreases in cash flows.
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
Elevated market and economic volatility due to adverse economic and geopolitical conditions (such as the crisis in Israel), health crises and dislocations in the credit markets could have a material adverse effect on our results of operations, financial condition and ability to borrow on terms and conditions that we find acceptable.
Our business may be adversely affected by market and economic volatility experienced by the U.S. and global economies, the U.S. office market as a whole and/or the local economies in the markets in which our properties are located. Such adverse economic and geopolitical conditions may be due to, among other issues, increased labor market challenges impacting the recruitment and retention of employees, rising inflation and interest rates, volatility in the public equity and debt markets, and international economic and other conditions, including pandemics, geopolitical instability (such as the crisis in Israel), sanctions and other conditions beyond our control. These current conditions, or similar conditions existing in the future, may adversely affect our results of operations, financial condition, and ability to pay dividends and/or distributions as a result of one or more of the following, among other potential consequences:
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
Inflation has adversely impacted our operations in the recent past. Inflation reached a 40-year high in 2022 and beginning in March of 2022, the Federal Reserve began raising the federal funds rate in an effort to curb inflation. The Federal Reserve’s action, coupled with other macroeconomic factors, may trigger a recession in the United States, globally, or both. Increased inflation and interest rates could have an adverse impact on our variable rate debt, our ability to borrow money, and general and administrative expenses, as these costs could increase at a rate higher than our rental and other revenue. Increases in the costs of owning and operating our properties due to inflation could reduce our net operating income and the value of an investment in us to the extent such increases are not reimbursed or paid by our tenants. If we are materially impacted by increasing inflation because, for example, inflationary increases in costs are not sufficiently offset by the contractual rent increases and operating expense reimbursement provisions or escalations in the leases with our tenants, we may implement measures to conserve cash or preserve liquidity. Such measures could include reducing or suspending the number of shares redeemed under our share redemption program and reducing or suspending distributions we make to our stockholders. In addition, due to rising interest rates, we may experience restrictions in our liquidity based on certain financial covenant requirements, our inability to refinance maturing debt in part or in full as it comes due and higher debt service costs and reduced yields relative to cost of debt. If we are unable to find alternative credit arrangements or other funding in a high interest environment, our business needs may not be adequately met.
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

Because we depend upon our advisor and its affiliates to select, acquire, manage, and dispose of our real estate investments and to conduct our operations, any adverse changes in the financial health of our advisor or its affiliates or our relationship with them could cause our operations to suffer.
We depend on our advisor and its affiliates to select, acquire, manage, and dispose of our real estate investments and to conduct our operations. Our advisor and its affiliates depend upon the fees and other compensation that it receives from us and other Pacific Oak-sponsored programs that they advise in connection with the purchase, management, and sale of assets to conduct their operations. Any adverse changes to our relationship with, or the financial condition of, our advisor and its affiliates could hinder their ability to successfully manage our operations and our portfolio of investments.
If we pay distributions from sources other than our cash flow from operations, we will have less funds available for investments and the overall return to our stockholders may be reduced.
We will declare distributions when our board of directors determines we have sufficient cash flow from operations, investment activities and/or strategic financings. We expect to fund distributions from interest and rental income on investments, the maturity, payoff, or settlement of those investments and from strategic sales of loans, properties and other assets. We may also fund distributions from debt financings.
As a REIT, we will generally have to hold our assets for two years for the production of rental income in order to meet the safe harbor to avoid a 100% prohibited transactions tax, unless such assets are held through a taxable REIT subsidiary (“TRS”) or other taxable corporation. At such time as we have assets that we have held for at least two years, we anticipate that we may authorize and declare distributions based on gains on asset sales, to the extent we close on the sale of one or more assets and the board of directors does not determine to reinvest the proceeds of such sales. Additionally, our board of directors intends to declare distributions quarterly based on cash flow from our investments.
To maintain our qualification as a REIT, we must make aggregate annual distributions to our stockholders of at least 90% of our REIT taxable income (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with U.S. generally accepted accounting principles (“GAAP”). If we meet the REIT qualification requirements, we generally will not be subject to federal income tax on the income that we distribute to our stockholders each year. In general, we anticipate making distributions to our stockholders of at least 100% of our REIT taxable income so that none of our income is subject to federal income tax. Our board of directors may authorize distributions in excess of those required for us to maintain REIT status depending on our financial condition and such other factors as our board of directors deems relevant.
Our distribution policy is not to pay distributions from sources other than cash flow from operations, investment activities and strategic financings. However, our organizational documents do not restrict us from paying distributions from any source and do not restrict the amount of distributions we may pay from any source, including proceeds from the issuance of securities, borrowings, advances from our advisor or sponsors or from our advisor’s deferral of its fees under the advisory agreement. Distributions paid from sources other than current or accumulated earnings and profits may constitute a return of capital. From time to time, we may generate taxable income greater than our taxable income for financial reporting purposes, or our taxable income may be greater than our cash flow available for distribution to stockholders. In these situations, we may make distributions in excess of our cash flow from operations, investment activities and strategic financings to satisfy the REIT distribution requirement described above. In such an event, we would look first to other third-party borrowings to fund these distributions. If we fund distributions from financings, the proceeds from issuances of securities or sources other than our cash flow from operations, we will have less funds available for investment in real estate-related loans, opportunistic real estate, real estate equity securities and other real estate-related investments and the overall return to our stockholders may be reduced.
In addition, to the extent distributions exceed cash flow from operations and gains realized from the dispositions of properties, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain. There is no limit on the amount of distributions we may fund from sources other than from cash flows from operations or gains realized from the dispositions of properties. There were no distributions paid during the year ended December 31, 2023. For the year ended December 31, 2022, we paid aggregate distributions of $0.6 million (of which $0.3 million was reinvested through our dividend reinvestment plan). Our cash flow used in operations and net loss attributable to stockholders for the year ended December 31, 2023 were $24.3 million and $144.2 million, respectively. Our cash flow provided by operations and net loss attributable to stockholders for the year ended December 31, 2022 were $11.9 million and $43.2 million, respectively. Our cash flow provided by operations and net loss attributable to stockholders for the year ended December 31, 2021 were $16.0 million and $11.0 million, respectively. From inception through December 31, 2023, we funded 9% of total distributions paid, which includes cash distributions and dividends reinvested by stockholders, with proceeds from debt financing, funded 46% of total distributions paid with the gains realized from the dispositions of properties and funded 45% of total distributions paid with cash provided by operations. Our cumulative distributions paid and net loss attributable to common stockholders from inception through December 31, 2023 was $639.9 million.

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
We may change our targeted investments and investment guidelines at any time without the consent of our stockholders, which could result in us making investments that are different from, and possibly riskier than, our targeted investments as described in Part I, Item 1 of this Annual Report on Form 10-K. For example, we modified our investment objectives and criteria in January 2012 and March 2024 and we may do so again in the future. A change in our targeted investments or investment guidelines may increase our exposure to interest rate risk, default risk and real estate market fluctuations, all of which could adversely affect the value of our common stock and our ability to make distributions to our stockholders.
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
Uncertain market conditions could cause us to sell our real estate investments or investments in unconsolidated entities at a loss in the future.
We intend to hold our real estate investments and investments in unconsolidated entities until such time as we determine that a sale or other disposition appears to be advantageous to achieve our investment objectives. We may exercise discretion as to whether and when to sell an investment, and we will have no obligation to sell at any particular time. We cannot predict with any certainty the various market conditions affecting real estate investments that will exist at any particular time in the future. Because of the uncertainty of market conditions that may affect the future disposition of our investments, we may not be able to sell our investments at a profit in the future or at all. In addition, if we are unable to access the capital markets for financing in the future, we may need to sell some of our investments to raise capital. We may incur prepayment penalties in the event that we sell a property subject to a mortgage earlier than we otherwise had planned. Additionally, we could be forced to sell our investments at inopportune times which could result in us selling the affected investment at a substantial loss. Any inability to sell a property could adversely impact our ability to make debt payments as they come due.
Risks Related to Conflicts of Interest
Our advisor and its affiliates, including all of our executive officers and some of our directors and other key real estate and debt finance professionals, face conflicts of interest caused by their compensation arrangements with us, which could result in actions that are not in the long-term best interests of our stockholders.
All of our executive officers and some of our directors and other key real estate and debt finance professionals are also officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor, Pacific Oak Capital Markets, LLC (“POCM”) and other affiliated Pacific Oak entities. Our advisor and its affiliates receive substantial fees from us. These fees could influence our advisor and its affiliates’ advice to us. Among other matters, these compensation arrangements could affect their judgment with respect to:
•the continuation, renewal or enforcement of our agreements with our advisor and its affiliates, including the advisory agreement;
•public offerings of equity by us, which may entitle POCM to dealer-manager fees and may entitle our advisor to asset management fees and certain other fees;
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
Our advisor faces conflicts of interest relating to the leasing of properties and such conflicts may not be resolved in our favor, meaning that we may obtain less credit-worthy or desirable tenants, which could limit our ability to make distributions and reduce our stockholders’ overall investment return.
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
We rely on the key real estate and debt finance professionals of our advisor and its affiliates, including Messrs. Hall and McMillan, to identify suitable investments. Messrs. Hall and McMillan and other real estate professionals are also the key real estate professionals for other Pacific Oak-sponsored programs and Pacific Oak-advised investors. As such, other Pacific Oak-sponsored programs and Pacific Oak-advised investors that have funds available for investment rely on many of the same professionals, as will future programs and investors. Some investment opportunities that are suitable for us may also be suitable for other Pacific Oak-sponsored programs and Pacific Oak-advised investors. Although there may be some overlap of investment opportunities, we generally do not expect to be in direct competition with these programs due to their specific investment focus and timing of funds available for investment. When these real estate and debt finance professionals direct an investment opportunity to any Pacific Oak-sponsored program or Pacific Oak-advised investors, they, in their sole discretion, will have to determine the program or investor for which the investment opportunity is most suitable based on the investment objectives, portfolio and criteria of each program or investor. As a result, these Pacific Oak real estate and debt finance professionals could direct attractive investment opportunities to other programs or investors.
For so long as we are externally advised, our charter provides that it shall not be a proper purpose of the corporation for us to make any significant investment unless our advisor and its affiliates have recommended the investment to us. Thus, the real estate and debt finance professionals of our advisor and its affiliates could direct attractive investment opportunities to other

Pacific Oak-sponsored programs or Pacific Oak-advised investors. Such events could result in us investing in properties that provide less attractive returns, which would reduce the level of distributions we may be able to pay our stockholders.
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
In addition, we and other Pacific Oak-sponsored programs and Pacific Oak-advised investors rely on our sponsor and other key real estate professionals at our advisor and its affiliates to sell our properties. These Pacific Oak-sponsored programs and Pacific Oak-advised investors may possess properties in similar locations and/or of the same property types as ours and may be attempting to sell these properties at the same time we are attempting to sell some of our properties. If our advisor and its affiliates direct potential purchasers to properties owned by another Pacific Oak-sponsored program or Pacific Oak-advised investor when it could direct such purchasers to our properties, we may be unable to sell some or all of our properties at the time or at the price we otherwise would, which could limit our ability to pay distributions and reduce our stockholders’ overall investment return.
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
Our advisor will face conflicts of interest relating to joint ventures that we may form with affiliates of our advisor, which conflicts could result in a disproportionate benefit to the other venture partners at our expense.
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
We rely on our sponsor, our officers, our advisor and its affiliates and the key real estate, debt finance, management and accounting professionals that our advisor and its affiliates have assembled for the day‑to‑day operation of our business. All of our executive officers, our affiliated directors and other key real estate and debt finance professionals of our advisor and its affiliates are also officers, affiliated directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor, our dealer manager and/or other Pacific Oak-affiliated entities. As a result of their interests in other Pacific Oak-sponsored programs, their obligations to Pacific Oak-advised investors and the fact that they engage in and they will continue to engage in other business activities on behalf of themselves and others, Messrs. Hall and McMillan and the key real estate, debt finance, management and accounting professionals at our advisor and its affiliates face conflicts of interest in allocating their time among us, other Pacific Oak-sponsored programs, Pacific Oak-advised investors and other business activities in which they are involved. Our executive officers and the key real estate, debt finance, management and accounting professionals affiliated with our sponsor who provide services to us are not obligated to devote a fixed amount of their time to us. In addition, our advisor and its affiliates share many of the same key real estate, management and accounting professionals. During times of intense activity in other programs and ventures, these individuals may devote less time and fewer resources to our business than are necessary or appropriate to manage our business. Furthermore, some or all of these individuals may become employees of another Pacific Oak-sponsored program in an internalization transaction or, if we internalize our advisor, may not become our employees as a result of their relationship with other Pacific Oak-sponsored programs. If these events occur, the returns on our investments, and the value of our stockholders’ investment in us, may decline.

If we were to internalize our management or if another investment program, whether sponsored or advised by affiliates of our advisor or otherwise, conducts its own internalization transaction, we could incur significant costs and/or our business could be harmed.
At some point in the future, we may consider internalizing the functions performed for us by our advisor or its affiliates. Any internalization transaction could result in significant payments to the principals of our advisor and its affiliates, including in the form of our stock which could reduce the percentage ownership of our then existing stockholders and concentrate ownership in the owners of our advisor and its affiliates. In addition, we rely on persons employed by our advisor or its affiliates to manage our day-to-day operating and acquisition activities. If we were to effectuate an internalization of our advisor or its affiliates, we may not be able to retain all of the employees of our advisor or its affiliates or to maintain relationships with other entities sponsored or advised by affiliates of our advisor. In addition, some of the employees of our advisor or its affiliates may provide services to one or more other investment programs. These programs or third parties may decide to retain some or all of the key employees in the future. If this occurs, these programs could hire certain of the persons currently employed by our advisor or its affiliates who are most familiar with our business and operations, thereby potentially adversely impacting our business.
All of our executive officers, our affiliated directors and the key real estate and debt finance professionals assembled by our advisor and its affiliates face conflicts of interest related to their positions and/or interests in our advisor and its affiliates, which could hinder our ability to implement our business strategy and to generate returns to our stockholders.
All of our executive officers, our affiliated directors and the key real estate and debt finance professionals assembled by our advisor are also executive officers, affiliated directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor, our dealer manager, and/or other Pacific Oak-affiliated investment advisors that are the sponsors of other Pacific Oak-sponsored programs or are the advisors of Pacific Oak-advised investors. As a result, they owe fiduciary duties to each of these entities, their stockholders, members and limited partners and these investors, which fiduciary duties may from time-to-time conflict with the fiduciary duties that they owe to us and our stockholders. Their loyalties to these other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. Further, Messrs. Hall and McMillan and existing and future Pacific Oak-sponsored programs and Pacific Oak-advised investors generally are not and will not be prohibited from engaging, directly or indirectly, in any business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition, development, ownership, leasing or sale of real estate investments. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to pay distributions to our stockholders and to maintain or increase the value of our assets.
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
Our share redemption program includes numerous restrictions that limit our stockholders’ ability to sell their shares. Our stockholders must hold their shares for at least one year in order to participate in the share redemption program, except for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence.” We limit the number of shares redeemed pursuant to the share redemption program as follows: (i) during any calendar year, we may redeem no more than 5% of the weighted-average number of shares outstanding during the prior calendar year and (ii) during 2024, we may redeem no more than $2.2 million of shares in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence”. During the year ended December 31, 2023, we made available $6.0 million for redemptions in connection with a stockholder's death, “qualifying disability”, or “determination of incompetence” and are carry forward until depleted. We may increase or decrease this limit upon ten business days’ notice to stockholders. Further, we have no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. These limits may prevent us from accommodating all redemption requests made in any year. Our board is free to amend, suspend or terminate the share redemption program upon 10 business days’ notice.
The price at which we will redeem shares under the program is 95% of our most recent estimated value per share.
The most recent estimated value per share of our common stock is $8.03. For a full description of the methodologies and assumptions used to value our assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.” The value of our shares will fluctuate over time in response to developments related to individual assets in our portfolio and the management of those assets and in response to the real estate and finance markets. As such, the estimated value per share does not take into account developments in our portfolio since November 30, 2023. We currently expect to utilize our advisor and/or an independent valuation firm to update our estimated value per share no later than December 2024. Upon updating our estimated value per share, the redemption price per share will also change. Because of the restrictions of our share redemption program, our stockholders may not be able to sell their shares under the program, and if stockholders are able to sell their shares, depending upon the then current redemption price, they may not recover the amount of their investment in us.
The estimated value per share of our common stock may not reflect the value that stockholders will receive for their investment.
On November 30, 2023, our board of directors approved an estimated value per share of our common stock of $8.03 based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding as of September 30, 2023. There were no material changes between September 30, 2023 and November 30, 2023 to the net values of our assets and liabilities that materially impacted the overall estimated value per share. We are providing this estimated value per share to assist broker-dealers that participated in our initial public offering in meeting their customer account statement reporting obligations under National Association of Securities Dealers Conduct Rule 2340 as required by the Financial Industry Regulatory Authority (“FINRA”). This valuation was performed in accordance with the provisions of and also to comply with Practice Guideline 2013–01, Valuations of Publicly Registered Non-Listed REITs, issued by the Investment Program Association (“IPA”) in April 2013. The estimated value per share was based upon the recommendation and valuation prepared by our advisor.
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
For a full description of the methodologies and assumptions used to value our assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Market Information.” We currently expect to utilize our advisor and/or an independent valuation firm to update the estimated value per share in December 2024.
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
Payment of fees to our advisor and its affiliates reduces cash available for investment and distribution and increases the risk that our stockholders will not be able to recover the amount of their investment in our shares.
Our advisor and its affiliates perform services for us in connection with the selection, acquisition, origination, management, and administration of our investments. We pay them substantial fees for these services, which results in immediate dilution to the value of our stockholders’ investment and reduces the amount of cash available for investment or distribution to stockholders. Compensation to be paid to our advisor and its affiliates may be increased subject to approval by our conflicts committee and the other limitations in our charter, which would further dilute our stockholders’ investment and reduce the amount of cash available for investment or distribution to stockholders.
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
We have invested in and will continue to invest in a diverse portfolio of opportunistic real estate, real estate-related loans, real estate equity securities and other real estate-related investments. Each of these investments will be subject to the risks typically associated with real estate. Our potential investments in residential and commercial mortgage-backed securities, collateralized debt obligations and other real estate-related investments may be similarly affected by real estate property values. The value of real estate may be adversely affected by a number of risks, including:
•natural disasters such as hurricanes, earthquakes, floods and pandemics;
•acts of war or terrorism;
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
We are dependent on the third-party manager of our hotel.
We currently own one hotel property. In order to qualify as a REIT, we are not able to operate any hotel properties or participate in the decisions affecting the daily operations of any such hotels. We will lease any hotels we acquire to a “taxable REIT subsidiary” or “TRS” in which we may own up to a 100% interest. Our TRS will enter into management agreements with eligible independent contractors that are not our subsidiaries or otherwise controlled by us to manage the hotel. Thus, independent hotel operators, under management agreements with our TRS, will control the daily operations of any hotels we own.

We depend on the independent management company to adequately operate our hotel as provided in the management agreements. We will not have the authority to require any hotel to be operated in a particular manner or to govern any particular aspect of the daily operations of any hotel (for instance, setting room rates). Thus, even if we believe our hotel is being operated inefficiently or in a manner that does not result in satisfactory occupancy rates, revenue per available room and average daily rates, we may not be able to force the management company to change its method of operation of our hotel. We can only seek redress if a management company violates the terms of the applicable management agreement with the TRS, and then only to the extent of the remedies provided for under the terms of the management agreement. In the event that we need to replace our management company, we may be required by the terms of the management agreement to pay substantial termination fees and may experience significant disruptions at our hotel.
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
The yields of our assets may be affected by the rate of prepayments differing from our projections. Prepayments on debt instruments, where permitted under the debt documents, are influenced by changes in current interest rates and a variety of economic, geographic and other factors beyond our control, and consequently, such prepayment rates cannot be predicted with certainty. If we are unable to invest the proceeds of any prepayments, we receive in assets with at least an equivalent yield, the yield on our portfolio will decline. In addition, we may acquire assets at a discount or premium and if the asset does not repay when expected, our anticipated yield may be impacted. Under certain interest rate and prepayment scenarios we may fail to recoup fully our cost of acquisition of certain investments.
If credit spreads widen before we obtain long-term financing for our assets, the value of our assets may suffer.
We will price our assets based on our assumptions about future credit spreads for financing of those assets. We expect to obtain longer-term financing for our assets using structured financing techniques in the future. In such financings, interest rates are typically set at a spread over a certain benchmark, such as the yield on United States Treasury obligations, swaps, or SOFR. If the spread that borrowers will pay over the benchmark widens and the rates, we charge on our assets to be securitized are not increased accordingly, our income may be reduced or we may suffer losses.
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
We may enter into derivative contracts for risk management purposes to hedge our exposure to cash flow variability caused by changing interest rates on our variable rate notes payable. These derivative contracts generally are entered into with bank counterparties and are not traded on an organized exchange or guaranteed by a central clearing organization. We would therefore assume the credit risk that our counterparties will fail to make periodic payments when due under these contracts or become insolvent. If a counterparty fails to make a required payment, becomes the subject of a bankruptcy case, or otherwise defaults under the applicable contract, we will have the right to terminate all outstanding derivative transactions with that counterparty and settle them based on their net market value or replacement cost. In such an event, we may be required to make a termination payment to the counterparty, or we may have the right to collect a termination payment from such counterparty. We assume the credit risk that the counterparty will not be able to make any termination payment owing to us. We may not receive any collateral from a counterparty, or we may receive collateral that is insufficient to satisfy the counterparty’s obligation to make a termination payment. If a counterparty is the subject of a bankruptcy case, we will be an unsecured creditor in such case unless the counterparty has pledged sufficient collateral to us to satisfy the counterparty’s obligations to us.
We will assume the risk that our derivative counterparty may terminate transactions early.
If we fail to make a required payment or otherwise default under the terms of a derivative contract, the counterparty will have the right to terminate all outstanding derivative transactions between us and that counterparty and settle them based on their net market value or replacement cost. In certain circumstances, the counterparty may have the right to terminate derivative transactions early even if we are not defaulting. If our derivative transactions are terminated early, it may not be possible for us to replace those transactions with another counterparty, on as favorable terms or at all.
We may be required to collateralize our derivative transactions.
We may be required to secure our obligations to our counterparties under our derivative contracts by pledging collateral to our counterparties. That collateral may be in the form of cash, securities, or other assets. If we default under a derivative contract with a counterparty, or if a counterparty otherwise terminates one or more derivative contracts early, that counterparty may apply such collateral toward our obligation to make a termination payment to the counterparty. If we have pledged securities or other assets, the counterparty may liquidate those assets in order to satisfy our obligations. If we are required to post cash or securities as collateral, such cash or securities will not be available for use in our business. Cash or securities pledged to counterparties may be repledged by counterparties and may not be held in segregated accounts. Therefore, in the event of a counterparty insolvency, we may not be entitled to recover some, or all collateral pledged to that counterparty, which could result in losses and have an adverse effect on our operations.
Our investments in preferred and common equity securities will be subject to the specific risks relating to the particular issuer of the securities and may involve greater risk of loss than secured debt financings.
We may make equity investments in funds or corporate entities with a primary focus on the commercial real estate and real estate finance industries or with significant exposure to real estate, such as REITs, hotels and gaming companies. We may purchase the common or preferred stock of these entities or purchase or write options with respect to their stock. We may eventually seek to acquire or gain a controlling interest in the companies that we target. We do not expect our non-controlling equity investments in other public companies to represent a substantial portion of our assets at any one time. We may also invest in preferred equity securities issued by funds or corporate entities with a primary focus on the commercial real estate and real estate finance industries or with significant exposure to real estate. Our investments in preferred and common equity securities will involve special risks relating to the particular issuer of the securities, including the financial condition and business outlook of the issuer. Issuers that are REITs and other real estate companies are subject to the inherent risks associated with real estate investments. Furthermore, preferred and common equity securities may involve greater risk of loss than secured debt financings due to a variety of factors, including that such investments are generally unsecured and may also be subordinated to other obligations of the issuer. As a result, investments in preferred and common equity securities are subject to risks of (i) limited liquidity in the secondary trading market, (ii) substantial market price volatility resulting from changes in prevailing interest rates, (iii) subordination to the claims of banks and senior lenders to the issuer, (iv) the operation of mandatory sinking fund or call/redemption provisions during periods of declining interest rates that could cause the issuer to reinvest redemption proceeds in lower yielding assets, (v) the possibility that earnings of the issuer may be insufficient to meet its debt service and distribution obligations, and (vi) the declining creditworthiness and potential for insolvency of the issuer during periods of rising interest rates and economic downturn. These risks may adversely affect the value of outstanding preferred and common equity securities and the ability of the issuers thereof to make principal, interest and/or distribution payments to us.
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
The success of our investments in real estate-related loans and other real estate-related investments materially depend on the financial stability of the debtors underlying such investments. The inability of a single major debtor or a number of smaller debtors to meet their payment obligations could result in reduced revenue or losses for us.
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
A number of our residential home properties are part of homeowners associations (HOAs), and we and tenants of such properties are subject to the rules and regulations of such HOAs, which may be arbitrary or restrictive. Violations of such rules may subject us to additional fees, penalties, and litigation with such HOAs which would be costly.
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
As an owner of residential home rental properties, we expect that we will regularly be seeking to evict tenants who are not paying their rent or are otherwise in material violation of the terms of their lease. Eviction activities will result in additional legal costs and require the time and attention of our management. The eviction process is typically subject to numerous legal requirements and mandatory “cure” policies, which may increase our costs and delay our ability to gain possession of and stabilize a property. Additionally, state and local landlord-tenant laws may impose legal duties on us to assist tenants in relocating to new housing or restrict our ability to recover certain costs or charge tenants for damage tenants cause to our property. Because such laws vary by state and locality, we will need to be familiar with and take appropriate steps to comply with applicable landlord-tenant laws in the jurisdictions in which we operate, and we will need to incur supervisory and legal expenses to ensure such compliance. To the extent that we do not comply with state or local laws, we may be subjected to civil litigation filed by individuals, a class of plaintiffs or by state or local law enforcement. We may be required to pay our adversaries’ litigation fees and expenses if judgment is entered against us in such litigation or if we settle such litigation.
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
Our success with residential home rentals will depend, in large part, upon our ability to attract and retain qualified tenants for our residential home properties. This will depend, in turn, upon our ability to screen applicants, identify good tenants and avoid tenants who may default. We will inevitably make mistakes in our selection of tenants, and we may rent to tenants whose default on our leases or failure to comply with the terms of the lease or HOA regulations negatively affect our financial performance, reputation and the quality and value of our properties. For example, tenants may default on payment of rent, make unreasonable and repeated demands for service or improvements, make unsupported or unjustified complaints to regulatory or political authorities, make use of our properties for illegal purposes, damage or make unauthorized structural changes to our properties which may not be fully covered by security deposits, refuse to leave the property when the lease is terminated, engage in domestic violence or similar disturbances, disturb nearby residents with noise, trash, odors or eyesores, fail to comply with HOA regulations, sub-let to less desirable individuals in violation of our leases or permit unauthorized persons to live with them. In addition, defaulting tenants will often be effectively judgment-proof. The process of evicting a defaulting tenant from a family residence can be adversarial, protracted, and costly. Furthermore, some tenants facing eviction may damage or destroy the property. Damage to our properties may significantly delay re-leasing after eviction, necessitate expensive repairs or impair the rental revenue or value of the property, resulting in a lower-than-expected rate of return. In addition, we will incur turnover costs associated with re-leasing the properties, such as marketing expense and brokerage commissions, and will not collect revenue while the property is vacant. Although we will attempt to work with tenants to prevent such damage or destruction, there can be no assurance that we will be successful in all or most cases. Such tenants will not only cause us not to achieve our financial objectives for the properties in which they live, but may subject us to liability, and may damage our reputation with our other tenants and in the communities where we do business.
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
If mortgage debt is unavailable at reasonable rates, we may not be able to finance our properties. If we place mortgage debt on a property, we run the risk of being unable to refinance part or all of the property subject to the mortgage debt when it becomes due or of being unable to refinance on favorable terms. If interest rates are higher when we refinance properties subject to mortgage debt, our income could be reduced. We may be unable to refinance or may only be able to partly refinance properties if underwriting standards, including loan to value ratios and yield requirements, among other requirements, are stricter than when we originally financed the properties. If any of these events occur, our cash flow could be reduced and/or we might have to pay down existing mortgages. This, in turn, would reduce cash available for distribution to our stockholders, could cause us to require additional capital and may hinder our ability to raise capital by issuing more stock or by borrowing more money.
Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.
When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan agreements into which we enter may contain covenants that limit our ability to further mortgage a property or that prohibit us from discontinuing insurance coverage or replacing our advisor. These or other limitations would decrease our operating flexibility and our ability to achieve our operating objectives.
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
Our debt may be subject to the fluctuation of market interest rates such as SOFR, Prime rate, and other benchmark rates. Should such interest rates increase, our variable rate debt service payments may also increase, reducing cash available for distributions. Furthermore, if we need to refinance existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments at times given the property may not support the same level of loan proceeds which may not permit realization of the maximum return on such investments. Additionally, as it relates to any real estate assets that we may own, an increase in interest rates may negatively impact activity in the consumer market and reduce consumer purchases, which could adversely affect us.
We have broad authority to incur debt and high debt levels could hinder our ability to make distributions and decrease the value of our stockholders’ investment.
Our charter limits our total liabilities to 75% of the cost (before deducting depreciation or other noncash reserves) of our tangible assets; however, we may exceed that limit if the majority of the conflicts committee of our board of directors approves each borrowing in excess of our charter limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of December 31, 2023, our borrowings and other liabilities were both approximately 71% of the cost (before depreciation and other noncash reserves) and book value (before depreciation) of our tangible assets, respectively. High debt levels would cause us to incur higher interest charges and higher debt service payments and may also be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of our stockholders’ investment.

Changes in the value of Israeli currency may materially and adversely affect our results of operations and financial condition.
In February 2020, Pacific Oak SOR BVI issued 254.1 million Israeli new shekels of Series B Bonds to Israeli investors pursuant to a public offering registered with the Israel Securities Authority. The Series B Bonds have principal installment payments equal to 33.33% of the face amount of the Series B Bonds on January 31st of each year from 2024 to 2026. Pacific Oak SOR BVI issued additional Series B Bonds subsequent to the initial issuance and as of December 31, 2023, 1.2 billion Israeli new shekels (approximately $321.7 million as of December 31, 2023) were outstanding. The Series B Bonds have an equal level of security, pari passu, amongst themselves and between them and the initial Series B Bonds without any right of precedence or preference between any of them. Subsequent to December 31, 2023, we made the first Series B Bonds installment payment.
In July 2023, Pacific Oak SOR BVI issued 340.3 million Israeli new shekels of Series C Bonds to Israeli investors pursuant to offerings registered with the Israeli Securities Authority. Pacific Oak SOR BVI issued additional Series C Bonds subsequent to the initial issuance and as of December 31, 2023, 360.0 million Israeli new shekels (approximately $99.5 million as of December 31, 2023) were outstanding. The Series C Bonds have an equal level of security, pari passu, amongst themselves and between them and the initial Series C Bonds without any right of precedence or preference between any of them. The Series C Bonds are collateralized by real estate held for investment (specified lands in Park Highlands and Richardson).
As a result, we are subject to foreign currency risk due to potential fluctuations in exchange rates between Israeli new shekels and U.S. Dollars. More specifically, a significant change in the value of the Israeli new shekels may have an adverse effect on our results of operations and financial condition. We may attempt to mitigate this foreign currency risk by using derivative contracts.
The deed of trust that governs the bonds issued to Israeli investors includes restrictive covenants that may adversely affect our operations, which could limit our ability to make distributions to our stockholders or fund redemptions.
The deed of trust that governs the terms of the bonds issued to Israeli investors contains various restrictive covenants. Such restrictive covenants may prohibit us from making certain investments, selling properties or taking certain other actions that our board of directors otherwise believes to be in our best interests. Such restrictions may adversely affect our operations and limit our ability to make distributions to our stockholders or fund redemptions. Under the deed of trust that governs the Series B Bonds, Pacific Oak SOR BVI must meet financial covenants such as (i) a minimum equity of $475 million; (ii) a maximum debt to capital of 75%; (iii) a minimum adjusted net operating income of $35.0 million for the trailing twelve months and (iv) the volume of development projects should not exceed 10% of the total adjusted balance sheet. Additionally, under the deed of trust that governs the Series C Bonds, Pacific Oak SOR BVI must meet financial covenants such as (i) a minimum equity of $450 million; (ii) a maximum debt to capital of 75%; and (iii) a maximum loan to collateral ratio of 75%. A violation of any of the foregoing financial covenants constitute an event of default, result in an increase of the interest rate of the bonds and cause the bonds to become immediately due and payable.
In certain cases, financings for our investments may be recourse to us.
Generally, commercial real estate financings are structured as nonrecourse to the borrower. However, lenders customarily will require that a creditworthy parent entity enter so-called “recourse carveout” guarantees. For example, a lender might require guarantees from the guarantors for the completion of tenant improvements, payment of the guarantor’s obligation, or against certain bad acts. In addition, certain guarantees typically provide that the loan will be a full personal recourse obligation of the guarantor, for certain actions.
We have limited liquidity relative to our current and anticipated needs, which may limit our ability to retain certain investments and to make new investments.
As of December 31, 2023, we had $289.0 million of debt obligations scheduled to mature over the period from January 1, 2024 through December 31, 2024. Certain of these debt obligations have extension options if we comply with certain debt covenants that may include one or a combination of the following ratios: debt-to-value, debt yield and debt service coverage. In order to satisfy obligations as they mature, we plan to utilize extension options available in the respective loan agreements, may seek to refinance certain debt instruments, may market one or more properties for sale or may negotiate a turnover of one or more secured properties back to the related mortgage lender. We believe that with these options we have sufficient cash on hand and availability to address our debt maturities and capital needs scheduled to mature over the period January 1, 2024 through December 31, 2024. However, tighter financial conditions, higher interest rates and lower asset values may make it more difficult to refinance our loans or to sell assets on favorable terms. In recent years, we have accessed debt capital through the Israeli capital markets, but that source of debt capital may not be available in the future because of changing conditions, such as the recently escalated conflict between Israel and Hamas. We will decide on a case by case basis whether to repay or refinance each of these loans, based on factors such as our available liquidity and when the loan is due, the terms offered, if any, for refinancing, and the value of our equity in the property relative to the outstanding debt balance. It is possible we may choose not to repay or refinance some of the maturing loans, which would ultimately result in losing possession of the underlying property. Because of our limited liquidity relative to our needs, we may be limited in our ability to retain certain investments and to make new investments, which may have an adverse impact on our financial performance, our ability to make distributions and the value of our shares of common stock. We may be forced to sell an asset on unfavorable terms to improve our liquidity situation and meet our future liquidity needs.
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
We generally must distribute annually at least 90% of our REIT taxable income, subject to certain adjustments and excluding any net capital gain, in order for U.S. federal corporate income tax not to apply to earnings that we distribute. To the extent that we satisfy this distribution requirement but distribute less than 100% of our REIT taxable income (and any net capital gain), we will be subject to U.S. federal corporate income tax on undistributed amounts. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws. We also may decide to retain net capital gain we earn from the sale or other disposition of our property and pay U.S. federal income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also will be subject to corporate tax on any undistributed taxable income. We intend to make distributions to our stockholders to comply with the REIT requirements of the Internal Revenue Code.
From time to time, we may generate taxable income greater than our income for financial reporting purposes, or our taxable income may be greater than our cash flow available for distribution to stockholders (for example, where a borrower defers the payment of interest in cash pursuant to a contractual right or otherwise). If we do not have other funds available in these situations, we could be required to borrow funds, sell investments at disadvantageous prices or find another alternative source of funds to pay distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirements and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.
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
A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of assets, other than foreclosure property, deemed held primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we were to dispose of loans in a manner that was treated as a sale of the loans for U.S. federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales of loans at the REIT level and may limit the structures we utilize for our securitization transactions, even though the sales or structures might otherwise be beneficial to us.
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
The REIT provisions of the Internal Revenue Code may limit our ability to hedge our assets and operations. Under these provisions, any income that we generate from transactions intended to hedge our interest rate, inflation and/or currency risks will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if the purpose of the instrument is to (i) hedge interest rate risk on liabilities incurred to carry or acquire real estate, (ii) hedge risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the REIT 75% or 95% gross income tests, or (iii) manage risk with respect to the termination of certain prior hedging transactions described in (i) and/or (ii) above and, in each case, such instrument is properly identified under applicable Treasury Regulations. Income from hedging transactions that do not meet these requirements will generally constitute nonqualifying income for purposes of both the REIT 75% and 95% gross income tests. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes than we would otherwise incur.
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
Distributions that we make to our taxable stockholders to the extent of our current and accumulated earnings and profits (and not designated as capital gain dividends or qualified dividend income) generally will be taxable as ordinary income. However, a portion of our distributions may (i) be designated by us as capital gain dividends generally taxable as long-term capital gain to the extent that they are attributable to net capital gain recognized by us, (ii) be designated by us as qualified dividend income generally to the extent they are attributable to dividends we receive from non-REIT corporations, such as our taxable REIT subsidiaries, or (iii) constitute a return of capital generally to the extent that they exceed our current and accumulated earnings and profits as determined for U.S. federal income tax purposes. A return of capital distribution is not taxable but has the effect of reducing the basis of a stockholder’s investment in our common stock.
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
Gain recognized by a non-U.S. stockholder upon the sale or exchange of our common stock generally will not be subject to U.S. federal income taxation unless such stock constitutes a USRPI under FIRPTA (subject to specific FIRPTA exemptions for certain non-U.S. stockholders). Our common stock will not constitute a USRPI so long as we are a “domestically-controlled qualified investment entity.” A domestically-controlled qualified investment entity includes a REIT if at all times during a specified testing period, less than 50% in value of such REIT’s stock is held directly or indirectly by non-U.S. stockholders. Proposed Treasury Regulations issued on December 29, 2022 (the “Proposed Regulations”) would modify the existing Treasury Regulations relating to the determination of whether we will be a domestically controlled REIT by providing a look through rule for our stockholders that are non-publicly traded partnerships, REITs, regulated investment companies, or domestic “C” corporations owned 25% or more directly or indirectly by foreign persons (“foreign-owned domestic corporations”) and by treating qualified foreign pension funds as foreign persons for this purpose. Although the Proposed Regulations are intended to be effective for transactions occurring on or after the date they are finalized, the preamble to the Proposed Regulations states that the IRS may challenge contrary positions that are taken before the Proposed Regulations are finalized. Moreover, the Proposed Regulations, as currently drafted, would apply to determine whether a REIT was domestically controlled for the entire five-year testing period prior to any disposition of our common stock, rather than applying only to the portion of the testing period beginning on or after the Proposed Regulations are finalized. The Proposed Regulations relating to foreign-owned domestic corporations are inconsistent with prior tax guidance. We cannot predict if or when or in what form the Proposed Regulations will be finalized or what our composition of investors that are treated as domestic under these final regulations will be at the time of enactment. Proposed Treasury Regulations issued on December 29, 2022 (the “Proposed Regulations”) would modify the existing Treasury Regulations relating to the determination of whether we will be a domestically controlled REIT by providing a look through rule for our stockholders that are non-publicly traded partnerships, REITs, regulated investment companies, or domestic “C” corporations owned 25% or more directly or indirectly by foreign persons (“foreign-owned domestic corporations”) and by treating qualified foreign pension funds as foreign persons for this purpose. Although the Proposed Regulations are intended to be effective for transactions occurring on or after the date they are finalized, the preamble to the Proposed Regulations states that the IRS may challenge contrary positions that are taken before the Proposed Regulations are finalized. Moreover, the Proposed Regulations, as currently drafted, would apply to determine whether a REIT was domestically controlled for the entire five-year testing period prior to any disposition of our common stock, rather than applying only to the portion of the testing period beginning on or after the Proposed Regulations are finalized. The Proposed Regulations relating to foreign-owned domestic corporations are inconsistent with prior tax guidance. We cannot predict if or when or in what form the Proposed Regulations will be finalized or what our composition of investors that are treated as domestic under these final regulations will be at the time of enactment.
Proposed Treasury Regulations issued on December 29, 2022 (the “Proposed Regulations”) would modify the existing Treasury Regulations relating to the determination of whether we will be a domestically controlled REIT by providing a look through rule for our stockholders that are non-publicly traded partnerships, REITs, regulated investment companies, or domestic “C” corporations owned 25% or more directly or indirectly by foreign persons (“foreign-owned domestic corporations”) and by treating qualified foreign pension funds as foreign persons for this purpose. Although the Proposed Regulations are intended to be effective for transactions occurring on or after the date they are finalized, the preamble to the Proposed Regulations states that the IRS may challenge contrary positions that are taken before the Proposed Regulations are finalized. Moreover, the Proposed Regulations, as currently drafted, would apply to determine whether a REIT was domestically controlled for the entire five-year testing period prior to any disposition of our common stock, rather than applying only to the portion of the testing period beginning on or after the Proposed Regulations are finalized. The Proposed Regulations relating to foreign-owned domestic corporations are inconsistent with prior tax guidance. We cannot predict if or when or in what form the Proposed Regulations will be finalized or what our composition of investors that are treated as domestic under these final regulations will be at the time of enactment. We believe, but cannot assure stockholders, that we will be a domestically-controlled qualified investment entity.
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
Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA and the Code may result in the imposition of civil and criminal penalties and can subject the fiduciary to claims for damages or for equitable remedies, including liability for investment losses. In addition, if an investment in our shares constitutes a non-exempt prohibited transaction under ERISA or the Code, the fiduciary or IRA owner who authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount invested. Additionally, the investment transaction may have to be undone. In the case of a prohibited transaction involving an IRA owner, the IRA may be disqualified as a tax-exempt account and all of the assets of the IRA may be deemed distributed and subjected to tax. ERISA plan fiduciaries and IRA owners should consult with counsel before making an investment in our shares.
If our assets are deemed to be plan assets, our advisor and we may be exposed to liabilities under Title I of ERISA and the Code.
In some circumstances where an ERISA plan holds an interest in an entity, the assets of the entity are deemed to be ERISA plan assets unless an exception applies. This is known as the “look-through rule.” Under those circumstances, the obligations and other responsibilities of plan sponsors, plan fiduciaries and plan administrators, and of parties in interest and disqualified persons, under Title I of ERISA and Section 4975 of the Code, as applicable, may be applicable, and there may be liability under these and other provisions of ERISA and the Code. We believe that our assets should not be treated as plan assets because the shares should qualify as “publicly-offered securities” that are exempt from the look-through rules under applicable Treasury Regulations. We note, however, that because certain limitations are imposed upon the transferability of shares so that we may qualify as a REIT, and perhaps for other reasons, it is possible that this exemption may not apply. If that is the case, and if our advisor or we are exposed to liability under ERISA or the Code, our performance and results of operations could be adversely affected. Prior to making an investment in us, stockholders should consult with their legal and other advisors concerning the impact of ERISA and the Code on this investment and our performance.
We do not intend to provide investment advice to any potential investor for a fee. However, we, our advisor and our respective affiliates receive certain fees and other consideration disclosed herein in connection with an investment. If it were determined we provided a Benefit Plan investor with investment advice for a fee, it could give rise to a determination that we constitute an investment advice fiduciary under ERISA. Such a determination could give rise to claims that our fee arrangements constitute non-exempt prohibited transactions under ERISA or the Code and/or claims that we have breached a fiduciary duty to a Benefit Plan investor. Adverse determinations with respect to ERISA fiduciary status or non-exempt prohibited transactions could result in significant civil penalties and excise taxes.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 1C.    CYBERSECURITY
Risk Management and Strategy
We and our advisor have processes for assessing, identifying, and managing material risks from cybersecurity threats. These processes are integrated into our overall risk management systems as they have been designed to fit within and complement the enterprise-wide risk assessment framework as implemented by our management and our advisor and as overseen by our board of directors. These processes also include overseeing and identifying risks from cybersecurity threats associated with the use of third-party service providers.

Our management and our advisor are responsible for establishing and monitoring the integrity and effectiveness of our controls and other procedures, which are designed to ensure that all information required to be disclosed is recorded, processed, summarized and reported accurately and on a timely basis, and all such information is accumulated and communicated to management and the audit committee, as appropriate, to allow for timely decisions regarding such disclosures. The controls and procedures subject to the board’s oversight include processes related to managing material risks from cybersecurity threats. Accordingly, our cybersecurity processes have been integrated into our overall processes.
In the last three fiscal years, cybersecurity threats have not materially affected us, including our business strategy, results of operations or financial condition. See also, Item 1A, “Risk Factors—Risks Related to an Investment in Us—We face risks associated with security breaches through cyber-attacks, cyber intrusions or otherwise, as well as other significant disruptions of our information technology (IT) networks and related systems.”
Governance
The audit committee oversees, among other things, a system of internal controls, including internal controls designed to assess, identify, and manage material risks from cybersecurity threats. The audit committee is composed of all of our independent directors.
Our advisor utilizes a team of dedicated external IT professionals, which leads enterprise-wide cybersecurity strategy, policy, standards, architecture, and processes. The IT professionals provide periodic reports to our board of directors, our advisor and its affiliates, as well as our Chief Executive Officer and other members of our senior management as appropriate. These reports include updates on our cybersecurity risks and threats, the status of projects to strengthen our information security systems, assessments of the information security program, and the emerging threat landscape. Our program is regularly evaluated by our advisor and external experts with the results of those reviews reported to senior management and the board of directors. We also actively engage with key vendors, industry participants, and intelligence and law enforcement communities as part of our continuing efforts to evaluate and enhance the effectiveness of our information security policies and procedures.

ITEM 2.    PROPERTIES
As of December 31, 2023, we consolidated nine office complexes, encompassing, in the aggregate, approximately 3.2 million rentable square feet, one residential home portfolio consisting of 2,182 residential homes, 2 apartment properties containing 609 units, one hotel property with 196 rooms, four investments in undeveloped land with approximately 581 developable acres, one office/retail development property and held an interest in three investments in unconsolidated entities. The following table provides summary information regarding our properties and investments in unconsolidated entities as of December 31, 2023:

Property Location of Property	Date Acquired	Property Type	Rentable Square Feet	Occupancy	Ownership %
Richardson Office Richardson, TX	11/23/2011	Office	428,030	55.9%	100.0%
Park Centre Austin, TX	03/28/2013	Office	205,096	54.8%	100.0%
Crown Pointe Dunwoody, GA	02/14/2017	Office	509,792	62.6%	100.0%
The Marq Minneapolis, MN	03/01/2018	Office	522,656	83.5%	100.0%
Eight & Nine Corporate Centre Franklin, TN	06/08/2018	Office	315,299	90.8%	100.0%
Georgia 400 Center Alpharetta, GA	05/23/2019	Office	429,768	66.6%	100.0%
Lincoln Court Campbell, CA	10/05/2020	Office	123,849	71.7%	100.0%
Oakland City Center Oakland, CA	10/05/2020	Office	368,032	60.9%	100.0%
Madison Square Phoenix, AZ	10/05/2020	Office	281,916	63.1%	90.0%
Residential Homes Portfolio Multiple Locations	Multiple	Residential	3,148,547	93.0%	100.0%
Lofts at NoHo Commons North Hollywood, CA	10/05/2020	Apartment	224,755	94.5%	90.0%
1180 Raymond Newark, NJ	08/20/2013	Apartment	268,648	96.8%	100.0%
Q&C Hotel New Orleans, LA	10/05/2020	Hotel	—	N/A	90.0%
Richardson Land I Richardson, TX	11/23/2011	Undeveloped Land	—	N/A	100.0%
Richardson Land II Richardson, TX	09/04/2014	Undeveloped Land	—	N/A	100.0%
Park Highlands Land I North Las Vegas, NV	12/30/2011	Undeveloped Land	—	N/A	100.0%
Park Highlands Land II North Las Vegas, NV	12/10/2013	Undeveloped Land	—	N/A	100.0%
210 West 31st Street New York, NY	10/05/2020	Office/Retail	—	N/A	80.0%
110 William Street (Unconsolidated) New York, NY	N/A	Office	928,157	32.4%	(1)
353 Sacramento Street (Unconsolidated) San Francisco, CA	N/A	Office	284,751	47.0%	55.0%
Pacific Oak Opportunity Zone Fund I (Unconsolidated) Multiple Locations	N/A	Apartment	310,218	94.5%	46.0%
Total			8,349,514
_____________________
(1) We hold common and preferred interests in the 110 William Joint Venture and are entitled to profit participation interests based on a tiered waterfall calculation which may not be reflective of our economic interest in the entity.

Portfolio Lease Expiration
The following table reflects the lease expiration of our consolidated office complexes as of December 31, 2023:

Year of Expiration	Number of Leases Expiring	Annualized Base Rent (in thousands) (1)	% of Portfolio Annualized Base Rent Expiring	Leased Rentable Square Feet Expiring	% of Portfolio Rentable Square Feet Expiring
2024	58	$7,331	12.3%	251,340	10.4%
2025	81	13,743	23.0%	452,670	18.8%
2026	58	9,345	15.6%	339,514	14.1%
2027	44	5,778	9.7%	195,393	8.1%
2028	30	5,472	9.2%	247,170	10.2%
2029	32	5,812	9.7%	220,684	9.1%
2030	15	5,772	9.7%	383,386	15.9%
Thereafter	59	6,544	10.8%	322,099	13.4%
Total	377	$59,797	100%	2,412,256	100%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2023, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Stockholder Information
As of March 28, 2024, we had 103.3 million shares of common stock outstanding held by a total of approximately 17,000 stockholders. The number of stockholders is based on the records of SS&C GIDS, Inc., who serves as our transfer agent.
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
On November 30, 2023, our board of directors approved an estimated value per share of our common stock of $8.03 based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding, all as of September 30, 2023. There have been no material changes between September 30, 2023 and November 30, 2023 to the net values of our assets and liabilities that materially impacted the overall estimated value per share. We are providing this estimated value per share to assist broker-dealers that participated in our initial public offering in meeting their customer account statement reporting obligations under National Association of Securities Dealers Conduct Rule 2340 as required by the Financial Industry Regulatory Authority (“FINRA”). This valuation was performed in accordance with the provisions of and also to comply with Practice Guideline 2013–01, Valuations of Publicly Registered Non-Listed REITs, issued by the Institute for Portfolio Alternatives (“IPA”) in April 2013.
November 30, 2023 Valuation
Our conflicts committee, composed of all of our independent directors, is responsible for the oversight of the valuation process, including the review and approval of the valuation process and methodologies used to determine our estimated value per share, the consistency of the valuation and appraisal methodologies with real estate industry standards and practices and the reasonableness of the assumptions used in the valuations and appraisals. The estimated value per share was based upon the recommendation and valuation prepared by our advisor. Our advisor’s valuation of our consolidated investments in real estate properties and two of our unconsolidated entity investments in real estate properties was based on valuations performed by third-party valuation firms. Our advisor’s valuation of its other unconsolidated entity investment, valued at $36.2 million or $0.35 per share, was based on our advisor’s estimate of the unit value for a fund in which we own units and which is sponsored by an affiliate of our advisor. The aforementioned third-party valuations represented appraisals for our consolidated investments in real estate properties and two of our unconsolidated joint ventures, except for our consolidated residential home portfolio consisting of 2,449 homes which was valued at the total of individual home values generated by the third-party valuation firm’s proprietary automated valuation models. The appraisals were performed by Kroll, LLC (“Kroll”), except for the undeveloped land which was appraised by Colliers International Valuation & Advisory Services, LLC (“Colliers”). Valuation of the residential home portfolio was performed by HouseCanary, Inc. (“HouseCanary”). Kroll, Colliers and HouseCanary, each an independent third-party valuation firm, also prepared appraisal/valuation reports, summarizing key inputs and assumptions, for each of the real estate properties they respectively valued. Our advisor performed valuations with respect to our real estate-related investments, one of its unconsolidated entity investments, cash, other assets, mortgage debt and other liabilities. The methodologies and assumptions used to determine the estimated value of our assets and the estimated value of our liabilities are described further below.
Our advisor used the valuations from the third-party valuation firms, an advisor adjustment downward to the appraised value for one of the properties to reflect our advisor’s judgment that there is the potential to incur higher tenant-required costs at the property where a large lease is currently being negotiated, and our advisor’s estimated values for other assets and liabilities to calculate and recommend an estimated value per share of our common stock. Upon (i) the conflicts committee’s receipt and review of our advisor’s valuation report, including our advisor’s summary of the appraisal/valuation reports prepared by Kroll, Colliers and HouseCanary, and (ii) the conflicts committee’s review of the reasonableness of our estimated value per share resulting from our advisor’s valuation process, and (iii) in light of other factors considered by the conflicts committee and the conflicts committee’s own extensive knowledge of our assets and liabilities, the conflicts committee concluded that the estimated value per share proposed by our advisor was reasonable and recommended to the board of directors that it adopt $8.03 as the estimated value per share of our common stock. At the special meeting of the board of directors, the board of directors unanimously agreed to accept the recommendation of the conflicts committee and approved $8.03 as the estimated value of our common stock, which determination is ultimately and solely the responsibility of the board of directors.

The table below sets forth the calculation of our estimated value per share as of November 30, 2023, as well as the calculation of our prior estimated value per share as of December 2, 2022:

	November 30, 2023 Estimated Value per Share	December 2, 2022 Estimated Value per Share (1)	Change in Estimated Value per Share
Real estate properties (2)	$15.66	$17.52	$(1.86)
Real estate equity securities (3)	0.26	0.61	(0.35)
Cash	0.75	0.82	(0.07)
Investments in unconsolidated entities (4)	1.44	1.67	(0.23)
Other assets	0.61	0.65	(0.04)
Mortgage debt (5)	(6.19)	(6.92)	0.73
Series B Bonds (6)	(2.67)	(2.94)	0.27
Series C Bonds (7)	(0.87)	—	(0.87)
Advisor participation fee liability (8)	(0.07)	(0.06)	(0.01)
Other liabilities	(0.78)	(0.57)	(0.21)
Noncontrolling Series A Preferred Stock (9)	—	(0.16)	0.16
Non-controlling interest (10)	(0.11)	(0.12)	0.01
Estimated value per share	$8.03	$10.50	$(2.47)
Estimated enterprise value premium	None assumed	None assumed	None assumed
Total estimated value per share	$8.03	$10.50	$(2.47)
_____________________
(1) The December 2, 2022 estimated value per share was approved by the board of directors; for more information, see our Current Report on Form 8-K filed with the SEC on December 8, 2022.
(2) The decrease in the estimated value of real estate properties was primarily due to decreases in property fair values and property dispositions.
(3) The decrease in real estate equity securities was primarily due to decreases in securities values as well as securities dispositions.
(4) The decrease in investments in unconsolidated entities was primarily due to property value declines.
(5) The decrease in mortgage debt was primarily due to repayments including those upon asset sales.
(6) Amount relates to Series B Bonds issued in Israel on February 16, 2020, November 1, 2021, November 8, 2021, and May 2, 2022. The decrease is due to a decrease in the quoted bond price on the Tel Aviv Stock Exchange.
(7) Amount relates to Series C Bonds issued in Israel in July 2023. The increase is due to the bond issuance, and an increase in the quoted bond price on the Tel Aviv Stock Exchange.
(8) Represents the potential participation fee payable to our advisor as it relates to the operations or assets of our subsidiary, PORT.
(9) Represents the redemption value plus accrued unpaid dividends on the Series A cumulative convertible redeemable preferred stock issued by PORT on November 6, 2019. The preferred stock was redeemed at the redemption value plus accrued unpaid dividends in November 2022.
(10) The decrease in non-controlling interests was primarily due to non-controlling interest distributions and a decline in non-controlling interest values related to property value declines.

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

Change in Estimated Value per Share
December 2, 2022 estimated value per share	$10.50

Changes to estimated value per share
Investments
Real estate	(1.04)
Investments in unconsolidated entities	(0.55)
Investments in equity securities	(0.22)
Leasing costs & capital expenditures on real estate	(0.30)
Total change related to investments	(2.11)
Operating cash flows (1)	(0.13)
Foreign currency loss	(0.12)
Property selling and financing costs (2)	(0.18)
Advisor disposition fees (3)	(0.01)
Mortgage debt	(0.02)
Series B and C Bonds	0.09
Other	0.01
Total change in estimated value per share	$(2.47)
November 30, 2023 estimated value per share	$8.03
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
(2) Property selling, acquisition and financing costs include approximately (i) $8.6 million, or $0.08 per share, for income tax payable related to our land sales out of a taxable REIT subsidiary in the year ending September 20, 2023, (ii) $3.5 million, or $0.03 per share, for selling costs, and (iii) $5.1 million, or $0.05 per share, for financing costs including the issuance costs related to our Series C Bonds issued in July 2023.
(3) Advisor fees were $1.0 million or $0.01 per share.

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
For the residential home portfolio valuation, HouseCanary generated an estimated value for each individual home using its proprietary automated valuation models built to leverage machine learning algorithms and an extensive database that may include MLS information, county assessor records, mortgage and other public records, sales history for a subject property and its surrounding neighborhood, real estate market trends, and macro and local economic and housing data. Each individual home was assigned the HouseCanary value, an estimated value generated by HouseCanary’s proprietary automated valuation model, unless the dataset available did not meet specified criteria. In those cases, the individual home was assigned an indexed value, an estimated value calculated by multiplying a property's last third-party valuation by a price change factor from HouseCanary’s Home Price Index. For our residential home portfolio valuation by HouseCanary, approximately 79% of the individual homes were assigned the automated valuation model value and 21% were assigned the indexed value as of September 30, 2023. HouseCanary’s valuations were not appraisals and should not be construed as appraisals and were based on computer models developed by HouseCanary which utilize data believed to be reliable but there can be no guarantee that the data is reliable, accurate, or complete.
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
Real Estate Valuation
As of September 30, 2023, we owned nine office complexes, encompassing, in the aggregate, approximately 3.2 million rentable square feet and these properties were 70% occupied. In addition, we owned one residential home portfolio consisting of 2,449 residential homes, and two apartment properties containing 609 units, which were 95% and 92% occupied, respectively. We also owned one hotel property with 196 rooms, four investments in undeveloped land with approximately 658 developable acres and one office/retail development property. Our consolidated real estate properties had a total estimated value of $1.6 billion as of September 30, 2023. These properties had a total cost basis of $1,428.0 million as of September 30, 2023, which is the total of acquisition prices of $1,261.8 million, $16.6 million for the acquisition of minority interests in entities, $137.4 million in capital expenditures, leasing commissions and tenant improvements since inception and $12.2 million of acquisition fees and expenses. Our consolidated real estate value compared to this cost basis represents an increase of approximately 13.4%.
We obtained appraisals for each of the consolidated real estate properties except for the residential home portfolio which was valued as described above. Our consolidated Appraised Properties had a total appraised value of $1,171.6 million, and our consolidated residential home portfolio had a total estimated value of $448.4 million.
For the appraisals, Kroll and Colliers used various methodologies, as appropriate, such as the direct capitalization approach, discounted cash flow analyses and sales comparison approach. Kroll relied primarily on 10-year discounted cash flow analyses for the final valuations of each of the real estate properties (which exclude undeveloped land) and Colliers relied primarily on the sales comparison approach for the final valuations of the undeveloped land that it appraised. Kroll calculated the discounted cash flow value of our real estate properties (which exclude undeveloped land) using property-level cash flow estimates, terminal capitalization rates and discount rates that fall within ranges they believe would be used by similar investors to value the properties we own based on recent comparable market transactions adjusted for unique property and market-specific factors. Colliers relied primarily on the sales comparison approach and estimated the value of the undeveloped land based on the most applicable recent comparable market transactions. For the valuation of the residential home portfolio as described above, the HouseCanary valuations were the individual home values using its proprietary automated valuation models.

The following table summarizes the key assumptions that were used to value the consolidated Appraised Properties and residential homes:

	Range in Values	Weighted-Average Basis
Consolidated Appraised Properties (Excluding Undeveloped Land and Office/Retail Development Property)
Terminal capitalization rate	5.00% to 8.25%	7.23%
Discount rate	6.75% to 10.00%	8.51%
Net operating income compounded annual growth rate (1)	1.82% to 16.68%	6.65%

Undeveloped Land
Price per acre (2)	$480,000 to $991,000	$494,000

Office/Retail Development Property
Price per FAR (Floor area ratio) (3)	$575 to $625	$625

Residential Homes
Price per square foot	$21.91 to $312.86	$127.57
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
(2) The weighted-average price per acre was primarily driven by our investments in undeveloped land with approximately 632 developable acres located in North Las Vegas, Nevada. The weighted-average price per acre for these four investments in undeveloped land was approximately $480,000.
(3) Price per FAR is before deducting for the ground lease liability and estimated demolition costs, and the range in values reflects different development scenarios.

While we believe that Kroll’s, Colliers’, and HouseCanary’s assumptions and inputs are reasonable, a change in these assumptions and inputs would significantly impact the estimated values of our real estate properties and, thus, its estimated value per share. As of September 30, 2023, certain of our real estate assets have non-stabilized occupancies. Appraisals may provide a sense of the value of the investment, but any appraisal of the property will be based on numerous estimates, judgments and assumptions that significantly affect the appraised value of the underlying property. An appraisal of a non-stabilized property, in particular, involves a high degree of subjectivity due to high vacancy levels and uncertainties with respect to future market rental rates and timing of lease-up and stabilization. Accordingly, different assumptions may materially change the appraised value of the property. The table below illustrates the impact on the estimated value per share if the terminal capitalization rates or discount rates were adjusted by 25 basis points, and assuming all other factors remain unchanged, with respect to the consolidated Appraised Properties referenced in the table above (excluding undeveloped land and the office/retail development property). Additionally, the table below illustrates the impact on the estimated value per share if the terminal capitalization rates or discount rates for these properties were adjusted by 5% in accordance with the IPA guidance:

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease of 25 basis points	Increase of 25 basis points	Decrease of 5%	Increase of 5%
Terminal capitalization rates	$0.19	$(0.17)	$0.25	$(0.27)
Discount rates	0.17	(0.16)	0.25	(0.28)
The table below illustrates the impact on the estimated value per share if the price per acre of the investments in undeveloped land was adjusted by 5%:

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease of 5%	Increase of 5%
Price per acre	$(0.16)	$0.16
The table below illustrates the impact on the estimated value per share if the price per FAR of the investment in the office/retail development property was adjusted by 5%:

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease of 5%	Increase of 5%
Price per FAR	$(0.01)	$0.01
The table below illustrates the impact on the estimated value per share if the price per square foot of the residential home portfolio was adjusted by 5%:

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease of 5%	Increase of 5%
Price per square foot	$(0.22)	$0.22
Investments in Unconsolidated Entities
As of September 30, 2023, we held three investments in unconsolidated entities including: 110 William Street, 353 Sacramento, and Pacific Oak Opportunity Zone Fund I.
110 William Street is an office property containing 928,157 rentable square feet located in New York, New York. We hold a 77.5% preferred equity interest and a 100% common equity interest in a joint venture that owns 110 William Street. The appraised value of 110 William Street as provided by Kroll was $386.4 million. The advisor used the appraised value provided by Kroll and the advisor’s estimated fair values of other assets and liabilities, to calculate the amount that we would receive in a hypothetical liquidation of the real estate and the other assets and liabilities based on the profit participation thresholds contained in the joint venture agreement. The resulting amount was the fair value assigned to our interests in this unconsolidated joint venture. As of September 30, 2023, the carrying value and estimated fair value of our investment in this unconsolidated joint venture were $43.7 million and $99.8 million, respectively.
Kroll relied on a 10-year discounted cash flow analysis for the final valuation of 110 William Street. The terminal capitalization rate, discount rate and CAGR used in the discounted cash flow model to arrive at the appraised value were 5.75%, 6.50% and 14.41%, respectively.
353 Sacramento is an office building containing 284,751 rentable square feet located in San Francisco, California and we hold a 55% interest in a joint venture that owns 353 Sacramento. The appraised value of 353 Sacramento as provided by Kroll was $121.5 million. The Advisor used the appraised value provided by Kroll along with the Advisor’s estimated fair values of other assets and liabilities, to calculate the amount that we would receive in a hypothetical liquidation of the real estate and the other assets and liabilities based on the profit participation thresholds contained in the joint venture agreement. The resulting amount was the fair value assigned to our 55% interest in this unconsolidated joint venture. As of September 30, 2023, the carrying value and estimated fair value of our investment in this unconsolidated joint venture were $0 and $13.2 million, respectively. Our carrying value for this investment is $0 due to impairment charges recorded during the year ending September 30, 2023.
Kroll relied on a 10-year discounted cash flow analysis for the final valuation of 353 Sacramento. The terminal capitalization rate, discount rate and CAGR used in the discounted cash flow model to arrive at the appraised value were 7.50%, 9.00% and 10.91%, respectively.
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

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease of 25 basis points	Increase of 25 basis points	Decrease of 5%	Increase of 5%
Terminal capitalization rates	$0.08	$(0.08)	$0.10	$(0.09)
Discount rates	0.06	(0.06)	0.09	(0.08)
We also hold 124 Class A Units of Pacific Oak Opportunity Zone Fund I, LLC, approximately 46%, and the units were valued by our advisor based on our advisor’s estimated unit value for the fund. As of September 30, 2023, the carrying value and estimated fair value of our investment in this unconsolidated entity were $23.9 million and $36.2 million, respectively, with the latter equal to $0.35 per share. If the per-unit price were adjusted by 5%, it would impact the estimated value per share value by $0.02.

Real Estate Equity Securities
As of September 30, 2023, we owned investments in two real estate equity securities: 64,165,352 shares of common units of Keppel Pacific Oak US REIT and 6,915,089 shares of Franklin Street Properties Corp. The fair values of these real estate equity securities were based on quoted prices in an active market on a major stock exchange. The fair value and carrying value of our real estate equity securities was $26.9 million.
Notes Payable
The estimated fair values of our notes payable are calculated using a discounted cash flow analysis, but they do not equal the book value in accordance with GAAP. For the discounted cash flow analysis, the contractual cash flows were discounted by estimated market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio and type of collateral.
As of September 30, 2023 the GAAP fair value and carrying value of our notes payable were $640.2 million and $653.3 million, respectively. The weighted-average discount rate applied to the future estimated debt payments, which have a weighted-average remaining term of 2.0 years, was approximately 8.09%. The table below illustrates the impact on our estimated value per share if the discount rates were adjusted by 25 basis points, and assuming all other factors remain unchanged, with respect to our notes payable. Additionally, the table below illustrates the impact on the estimated value per share if the discount rates were adjusted by 5% in accordance with the IPA guidance:

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease of 25 basis points	Increase of 25 basis points	Decrease of 5%	Increase of 5%
Discount rates	$(0.03)	$0.03	$(0.04)	$0.04
Series B and C Bonds
Our Series B and Series C Bonds are publicly traded on the Tel-Aviv Stock Exchange. The estimated values of our Series B and Series C Bonds are based on the quoted bond prices as of September 30, 2023 on the Tel-Aviv Stock Exchange of 91.07% of face value for Series B and 103.08% for Series C (including accrued interest expense), and foreign currency exchange rates as of September 30, 2023. As of September 30, 2023, the estimated fair value and carrying value of our Series B and C Bonds were $380.0 million and $365.9 million, respectively.
Non-controlling Interests
In determining the fair value, we considered the various profit participation thresholds in each of the entities that must be measured in determining the fair value of our non-controlling interest liability. We used the real estate valuations provided by Kroll, Colliers and HouseCanary and calculated the amount that the non-controlling interests would receive in a hypothetical liquidation of the underlying real estate properties (including all current assets and liabilities) at their current estimated values and the payoff of any related debt at its fair value, based on agreements. The estimated payment to the non-controlling interests were then reflected as the non-controlling interest liability in our calculation of its estimated value per share.
Participation Fee Potential Liability Calculation
Our potential incentive fee payable to our advisor is estimated to be $0 in the estimated share value as of November 30, 2023. Our advisor is entitled to receive an incentive fee in an amount equal to the amount by which (A) 15.0% of our net cash flows, whether from continuing operations, net sale proceeds or otherwise, which remain after our stockholders have received, together as a collective group, aggregate distributions (including distributions that may constitute a return of capital for federal income tax purposes) sufficient to provide (i) a return of their net invested capital, or the amount calculated by multiplying the total number of shares purchased by stockholders by the issue price (except that all shares issued to stockholders of POSOR II in connection with the Merger are deemed to have been purchased by such stockholders at the effective time of the Merger and at a price of $10.63 per share), reduced by any amounts to repurchase shares pursuant to our share redemption program, and (ii) a 7.0% per year cumulative, non-compounded return on such net invested capital from our inception, exceeds (B) $33.8 million which equals (i) the estimated share value effective November 12, 2018 and used in the determination of the number of restricted stock units originally issued, times (ii) the number of restricted stock units originally issued, to our former advisor, in connection with its termination on October 31, 2019. Net sales proceeds means the net cash proceeds realized by us after deduction of all expenses incurred in connection with a sale, including disposition fees paid to our advisor. The 7.0% per year cumulative, noncompounded return on net invested capital from our inception is calculated on a daily basis. In making this calculation, the net invested capital is reduced to the extent distributions in excess of a cumulative, noncompounded, annual return of 7.0% are paid (from whatever source), except to the extent such distributions would be required to supplement prior distributions paid in order to achieve a cumulative, noncompounded, annual return of 7.0% (invested capital is only reduced as described in this sentence; it is not reduced simply because a distribution constitutes a return of capital for federal income tax purposes). The 7.0% per year cumulative, noncompounded return is not based on the return provided to any individual stockholder. Accordingly, it is not necessary for each of our stockholders to have received any minimum return in order for our advisor to participate in our net cash flows. In fact, if our advisor is entitled to participate in our net cash flows, the returns of our stockholders will differ, and some may be less than a 7.0% per year cumulative, noncompounded return. This fee is payable only if we are not listed on an exchange. For purposes of determining the estimated value per share, our advisor calculated the potential liability related to this incentive fee based on a hypothetical liquidation of the assets and liabilities at their estimated fair values, after considering the impact of any potential closing costs and fees related to the disposition of real estate properties.
Our potential incentive fee payable to PORA, an affiliate of our advisor, is estimated to be $7.1 million in the estimated share value as of November 30, 2023. For a description of the advisor and its affiliate incentive fee, please refer to our Current Report on Form 8-K filed with the SEC on September 12, 2022.
Other Assets and Liabilities
The carrying values of a majority of our other assets and liabilities are considered to equal their fair value due to their short maturities or liquid nature. Certain balances, such as straight-line rent receivables, lease intangible assets and liabilities, accrued capital expenditures, deferred financing costs, unamortized lease commissions and unamortized lease incentives, have been eliminated for the purpose of the valuation due to the fact that the value of those balances were already considered in the valuation of the related asset or liability. The Advisor has also excluded redeemable common stock as temporary equity does not represent a true liability to us and the shares that this amount represents are included in our total outstanding shares of common stock for purposes of calculating the estimated value per share of our common stock.
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
Limitations of Estimated Value Per Share
As mentioned above, we are providing this estimated value per share to assist broker dealers that participated in our initial public offering in meeting their customer account statement reporting obligations. This valuation was performed in accordance with the provisions of and also to comply with IPA valuation guidelines. The estimated value per share set forth above first appeared on the December 31, 2023 customer account statements that were mailed in January 2024. As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share. The estimated value per share is not audited and does not represent the fair value of our assets less the fair value of our liabilities according to GAAP.
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
Further, the estimated value per share as of November 30, 2023 is based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding, all as of September 30, 2023. As of September 30, 2023, there were 103,439,698 shares issued and outstanding. The value of our shares will fluctuate over time in response to developments related to individual assets in our portfolio and the management of those assets and in response to the real estate and finance markets. Currently, U.S. commercial real estate values are impacted by a lack of transaction volume and general uncertainty in the real estate capital markets, increasing the uncertainty of current valuations. The estimated value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated value per share does not take into account estimated disposition costs and fees, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations or the impact of restrictions on the assumption of debt. The estimated value per share does consider any participation or incentive fees that would be due to the advisor based on the aggregate net asset value of ours which would be payable in a hypothetical liquidation of us as of the valuation date in accordance with the terms of our advisory agreement. We currently expect to utilize our advisor and/or an independent valuation firm to update the estimated value per share no later than December 2024.

Historical Estimated Values per Share
The historical reported estimated values per share of our common stock approved by our board of directors are set forth below:

Estimated Value per Share	Effective Date of Valuation	Filing with the Securities and Exchange Commission
$10.50	December 2, 2022	Current Report on Form 8-K, filed December 8, 2022
$10.68	December 2, 2021	Current Report on Form 8-K, filed December 8, 2021
$9.68	December 4, 2020	Current Report on Form 8-K, filed December 10, 2020
$10.63	December 17, 2019	Current Report on Form 8-K, filed December 19, 2019
$9.91	November 12, 2018	Current Report on Form 8-K, filed November 15, 2018
$11.50	December 7, 2017	Current Report on Form 8-K, filed December 13, 2017
$14.81	December 8, 2016	Current Report on Form 8-K, filed December 15, 2016
$13.44	December 8, 2015	Current Report on Form 8-K, filed December 10, 2015
$12.24	December 9, 2014	Current Report on Form 8-K, filed December 11, 2014
$11.27	March 25, 2014	Current Report on Form 8-K, filed March 27, 2014
Distribution Information
We declare distributions when our board of directors determines we have sufficient cash flow from operations, investment activities and/or strategic financings. We expect to fund distributions from interest and rental income on investments, the maturity, payoff or settlement of those investments and from strategic sales of loans, properties and other assets.
As a REIT, we will generally have to hold our assets for two years in order to meet the safe harbor to avoid a 100% prohibited transactions tax, unless such assets are held through a TRS or other taxable corporation. In certain instances, we may sell properties outside of the safe harbor period and still be exempt from the 100% prohibited transaction tax because such properties were not held as “inventory.” Our board of directors intends to declare distributions quarterly depending on cash flow from our investments. Our board of directors may also declare distributions to the extent we have asset sales.
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
Our distribution policy is not to pay distributions from sources other than cash flow from operations, investment activities and strategic financings. However, our organizational documents do not restrict us from paying distributions from any source and do not restrict the amount of distributions we may pay from any source, including proceeds from the issuance of securities, third-party borrowings, advances from our advisor or sponsors or from our advisor’s deferral of its fees under the advisory agreements. Distributions paid from sources other than current or accumulated earnings and profits may constitute a return of capital. From time to time, we may generate taxable income greater than our taxable income for financial reporting purposes, or our taxable income may be greater than our cash flow available for distribution to stockholders. In these situations, we may make distributions in excess of our cash flow from operations, investment activities and strategic financings to satisfy the REIT distribution requirement described above. In such an event, we would look first to other third-party borrowings to fund these distributions.
We have not established a minimum distribution level, and our charter does not require that we make distributions to our stockholders. There were no distributions declared during the years ended December 31, 2023 and 2022.
Unregistered Sales of Equity Securities
During the year ended December 31, 2023, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, other than as previously reported in our quarterly reports on Form 10-Q.

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
•In addition to the capacity from the point above, during the year ended December 31, 2023, we made available $6.0 million for redemptions in connection with a stockholder's death, “qualifying disability”, or “determination of incompetence”. As of December 31, 2023, $2.2 million remained available for redemptions in connection with a stockholder's death, “qualifying disability”, or “determination of incompetence”. Unless an additional amount is approved by us for redemption, in 2024, we may redeem no more than $2.2 million of shares in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence”.
We may amend, suspend or terminate the program upon ten business days’ notice to our stockholders. We may provide notice to our stockholders by including such information in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC, or by a separate mailing to our stockholders.

During the year ended December 31, 2023, we fulfilled redemption requests eligible for redemption under our share redemption program and received in good order and funded redemptions under our share redemption program with the net proceeds from our dividend reinvestment plan and cash on hand. We redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed	Average Price Paid Per Share (1)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2023	75,025	$10.50	(2)
February 2023	25,954	$10.50	(2)
March 2023	42,806	$10.50	(2)
April 2023	47,885	$10.50	(2)
May 2023	47,410	$10.50	(2)
June 2023	66,907	$10.50	(2)
July 2023	15,552	$10.50	(2)
August 2023	120,188	$10.50	(2)
September 2023	50,658	$10.50	(2)
October 2023	32,270	$10.50	(2)
November 2023	56,172	$10.50	(2)
December 2023	40,608	$8.03	(2)
Total	621,435
_____________________
(1) On November 30, 2023 our board of directors approved an estimated value per share of our common stock of $8.03. The change in the redemption price became effective for the December 2023 redemption date and is effective until the estimated value per share is updated. We expect to update our estimated value per share no later than December 2023.
(2) We limit the dollar value of shares that may be redeemed under the program as described above. During the year ended December 31, 2023, we redeemed $6.4 million of common stock under the program, which represented shares in connection with redemption requests made upon a stockholder’s death, “qualifying disability” or “determination of incompetence”. Based on the Twelfth Amended and Restated Share Redemption Program, we have $2.2 million available for redemptions during 2024, subject to the limitations described above. To the extent extra capacity is available with respect to redemptions in the last month of 2023, such capacity will be made available for redemption of shares other than in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence.”

ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our accompanying consolidated financial statements and the notes thereto. Also, see “Forward-Looking Statements” preceding Part I of this Annual Report on Form 10-K.

Overview
We were formed on October 8, 2008 as a Maryland corporation, elected to be taxed as a REIT beginning with the taxable year ended December 31, 2010 and intend to operate in such manner. The advisory agreement with our advisor is currently effective through November 1, 2024; however, we or our advisor may terminate the advisory agreement without cause or penalty upon providing 60 days’ written notice.
Our advisor manages our day-to-day operations and our portfolio of investments. Our advisor also has the authority to make all of the decisions regarding our investments, except for our residential home portfolio. Our residential home portfolio, held through PORT is managed by an affiliate of our advisor. The advisory duties are subject to the limitations in our charter and the direction and oversight of our board of directors. Our advisor also provides asset-management, marketing, investor-relations and other administrative services on our behalf. We have sought to invest in and manage a diverse portfolio of real estate-related loans, opportunistic real estate, real estate-related debt and equity securities, and other real estate-related investments. We conduct our business primarily through our operating partnership, of which we are the sole general partner.
On January 8, 2009, we filed a registration statement on Form S-11 with the SEC to offer a minimum of 250,000 shares and a maximum of 140,000,000 shares of common stock for sale to the public, of which 100,000,000 shares were registered in our primary offering and 40,000,000 shares were registered under our dividend reinvestment plan. We ceased offering shares of common stock in our primary offering on November 14, 2012. We sold 56,584,976 shares of common stock in the primary offering for gross offering proceeds of $561.7 million. On October 5, 2020, Pacific Oak Strategic Opportunity REIT II, Inc. (“POSOR II”) merged with an indirect subsidiary of ours (the “Merger”). At the effective time of the Merger, each issued and outstanding share of POSOR II’s common stock converted into 0.9643 shares of our common stock or 28,973,906 shares. As of March 28, 2023 we indefinitely suspended offering shares of common stock under the dividend reinvestment plan to minimize administrative costs. Also as of December 31, 2023, we had redeemed 27,951,857 of the shares sold in our offering for $324.1 million and had issued 36,398,447 shares of common stock in connection with special dividends. Additionally, on December 29, 2011 and October 23, 2012, we issued 220,994 shares and 55,249 shares of common stock, respectively, for $2.0 million and $0.5 million, respectively, in private transactions exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.
In February 2020, Pacific Oak SOR BVI issued 254.1 million Israeli new shekels of Series B Bonds (the “Series B Bonds”) to Israeli investors pursuant to a public offering registered with the Israel Securities Authority. The Series B Bonds have principal installment payments equal to 33.33% of the face amount of the Series B Bonds on January 31st of each year from 2024 to 2026. Pacific Oak SOR BVI issued additional Series B Bonds subsequent to the initial issuance and as of December 31, 2023, 1.2 billion Israeli new shekels (approximately $321.7 million as of December 31, 2023) were outstanding. The Series B Bonds have an equal level of security, pari passu, amongst themselves and between them and the initial Series B Bonds without any right of precedence or preference between any of them. Subsequent to December 31, 2023, we the made the first Series B Bonds installment payment.
In July 2023, Pacific Oak SOR BVI issued 340.3 million Israeli new shekels of Series C Bonds to Israeli investors pursuant to offerings registered with the Israeli Securities Authority. Pacific Oak SOR BVI issued additional Series C Bonds subsequent to the initial issuance and as of December 31, 2023, 360.0 million Israeli new shekels (approximately $99.5 million as of December 31, 2023) were outstanding. The Series C Bonds have an equal level of security, pari passu, amongst themselves without any right of precedence or preference between any of them. The Series C Bonds are collateralized by real estate held for investment (specified lands in Park Highlands and Richardson).
As of December 31, 2023, we consolidated nine office complexes, encompassing, in the aggregate, approximately 3.2 million rentable square feet and these properties were 68% occupied. In addition, we owned one residential home portfolio consisting of 2,182 residential homes, and two apartment properties containing 609 units, which were 93% and 96% occupied, respectively. We also owned one hotel property with 196 rooms, 4 investments in undeveloped land with approximately 581 developable acres, and one office/retail development property, and held an interest in three investments in unconsolidated entities and two investments in real estate equity securities.

Market Outlook - Real Estate and Real Estate Finance Markets
Volatility in global financial markets and changing political environments can cause fluctuations in the performance of the U.S. commercial and residential real estate markets. Possible future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in decreases in cash flows from investment properties. Increases in the cost of financing due to higher interest rates may cause difficulty in refinancing debt obligations prior to or at maturity or at terms as favorable as the terms of existing indebtedness. Further, increases in interest rates would increase the amount of our debt payments on our variable rate debt to the extent the interest rates on such debt are not limited by interest rate caps. Market conditions can change quickly, potentially negatively impacting the value of real estate investments. Management continuously reviews our investment and debt financing strategies to optimize our portfolio and the cost of our debt exposure.

Liquidity and Capital Resources
Our principal demand for funds during the short and long-term is and will be for the acquisition of real estate and real estate-related investments, payment of operating expenses, capital expenditures and general and administrative expenses, payments under debt obligations, redemptions and purchases of our common stock and payments of distributions to stockholders. As of December 31, 2023, we have had five primary sources of capital for meeting our cash requirements:
•Proceeds from the primary portion of our initial public offering;
•Proceeds from our dividend reinvestment plan;
•Debt financing, including bond offerings in Israel;
•Proceeds from the sale of real estate and real estate-related investments; and
•Cash flow generated by our real estate and real estate-related investments.
We sold 56,584,976 shares of common stock in the primary portion of our initial public offering for gross offering proceeds of $561.7 million. We ceased offering shares in the primary portion of our initial public offering on November 14, 2012. As of March 28, 2023, we indefinitely suspended offering shares of common stock under the dividend reinvestment plan to minimize administrative costs. To date, we have invested all of the net proceeds from our initial public offering in real estate and real estate-related investments. We intend to use our cash on hand, proceeds from asset sales, proceeds from debt financing, cash flow generated by our real estate operations and real estate-related investments as our primary sources of immediate and long-term liquidity.

Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures and corporate general and administrative expenses. Cash flow from operations from our real estate investments is primarily dependent upon the occupancy levels of our properties, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of December 31, 2023, our office complexes were collectively 68% occupied, our residential home portfolio was 93% occupied and our apartment properties were collectively 96% occupied.
Investments in real estate equity securities generate cash flow in the form of dividend income. As of December 31, 2023, we had two investments in real estate equity securities outstanding with a total carrying value of $41.6 million.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended December 31, 2023 did not exceed the charter-imposed limitation.
For the year ended December 31, 2023, our cash needs for capital expenditures, additional strategic investment ventures, redemptions of common stock and debt servicing were met with proceeds from dispositions of real estate and real estate-related investments, proceeds from debt financing, and cash on hand. Operating cash needs during the same period were met through cash flow generated by our real estate and real estate-related investments and cash on hand. As of December 31, 2023, we had outstanding debt obligations in the aggregate principal amount of $1.0 billion, with a weighted-average remaining term of 2.0 years. As of December 31, 2023, we had $289.0 million of debt obligations scheduled to mature over the period from January 1, 2024 through December 31, 2024. Of these debt obligations $18.0 million have extension options if we comply with certain debt covenants that may include one or a combination of the following ratios: debt-to-value, debt yield and debt service coverage. In order to satisfy obligations as they mature, we plan to utilize extension options available in the respective loan agreements, may seek to refinance certain debt instruments, may market one or more properties for sale or may negotiate a turnover of one or more secured properties back to the related mortgage lender. In order to utilize extension options, we may be subject to debt covenant requirements that may include one or a combination of the following ratios: debt-to-value, debt yield, minimum equity requirements, and debt service coverage. We have also agreed to fund expenditures and improvements to the 110 William Joint Venture of $105.0 million. As of December 31, 2023, the outstanding amount to be paid under this commitment is approximately $76.7 million. Based upon these plans, we believe we will have sufficient liquidity to continue as a going concern. There can be no assurance as to the certainty or timing of any of our plans.
We plan to meet these obligations primarily through a combination of one or more of cash on hand, asset sales, extension options (if available), refinancings (whether with the same lender or different lenders) and issuing additional debt. We believe that with these options we have sufficient cash on hand and availability to address our debt maturities and capital needs scheduled to mature over the period December 31, 2023 through December 31, 2024. However, tighter financial conditions, higher interest rates and lower asset values may make it more difficult to refinance our loans or to sell assets on favorable terms. In recent years, we have accessed debt capital through the Israeli capital markets, but that source of debt capital may be limited in the future because of changing conditions such as the recently escalated conflict between Israel and Hamas. Our mortgage loans are primarily non-recourse to us, meaning the lender’s recourse is to take possession of the underlying property. It is possible we may choose not to repay or refinance some of the maturing loans, which would ultimately result in losing possession of the underlying property.
Following December 31, 2023 and through our date of filing, we have used proceeds to repay Series B bonds as we made the first principal installment payment of 388.1 million Israeli new shekels (approximately $106.6 million as of January 31, 2024). We have also increased our liquidity by borrowing $20.0 million in new debt related to one office property, entered into a purchase and sale agreement that is expected to generate positive cash flow over the next 18 months and engaged in discussions with the lending community to improve our liquidity.
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
Guarantee Agreements
As of December 31, 2023 and as part of the 110 William Joint Venture debt and equity restructuring, we became the guarantor for certain guarantees related to the 110 William Joint Venture, including guaranteeing: all debt servicing costs and timely debt payments, completion for the construction and development of tenant improvement work, funding related to the Capital Commitments (as defined below), and recourse obligations. The related debt has an initial maturity of July 5, 2026 and guarantee amounts are due upon occurrence of any one triggering event.

As of December 31, 2023 and as part of the Georgia 400 Mortgage Loan and Lincoln Court Mortgage Loan, we guarantee the payment of $22.8 million, whereby we would be required to make guaranteed payments in the event that we turned the property over to the lender.
Cash Flows used in Operating Activities
As of December 31, 2023, we consolidated nine office complexes, encompassing, in the aggregate, approximately 3.2 million rentable square feet and these properties were 68% occupied. In addition, we owned one residential home portfolio consisting of 2,182 residential homes, and two apartment properties containing 609 units, which were 93% and 96% occupied, respectively. We also owned one hotel property with 196 rooms, 4 investments in undeveloped land with approximately 581 developable acres, and one office/retail development property, and held an interest in three investments in unconsolidated entities and two investments in real estate equity securities. During the year ended December 31, 2023, net cash used in operating activities was $24.3 million. The increase in net cash used in operating activities during the year ended December 31, 2023 was primarily due to an increase of cash paid for interest of $20.2 million and income taxes paid of $11.5 million. We expect that our cash flows from operating activities will increase in future periods as a result of leasing additional space that is currently unoccupied and anticipated future acquisitions of real estate and real estate-related investments. However, our cash flows from operating activities may decrease to the extent that we dispose of additional assets.
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
The advisory agreement with our advisor has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of our advisor and our conflicts committee.
Among the fees payable to our advisor is an asset management fee. With respect to investments in loans and any investments other than real property, the asset management fee is a monthly fee calculated, each month, as one-twelfth of 0.75% (increased to 1.0% effective November 1, 2023), of the lesser of (i) the amount actually paid or allocated to acquire or fund the loan or other investment, inclusive of fees and expenses related thereto and the amount of any debt associated with or used to acquire or fund such investment and (ii) the outstanding principal amount of such loan or other investment, plus the fees and expenses related to the acquisition or funding of such investment, as of the time of calculation. With respect to investments in real property, the asset management fee is a monthly fee equal to one-twelfth of 0.75% (increased to 1.0% effective November 1, 2023), of the sum of the amount paid or allocated to acquire the investment, plus the cost of any subsequent development, construction or improvements to the property, and inclusive of fees and expenses related thereto and the amount of any debt associated with or used to acquire such investment. In the case of investments made through joint ventures, the asset management fee will be determined based on our proportionate share of the underlying investment, inclusive of our proportionate share of any fees and expenses related thereto. Due to the increase of the asset management fee percentage, we expect asset management fees to increase in future periods.
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
Cash Flows from Investing Activities
Net cash provided by investing activities was $47.8 million for the year ended December 31, 2023 and primarily consisted of the following:
•Proceeds from sale of real estate of $116.3 million primarily related to the disposal of approximately 186 acres of Park Highlands land, a vacant building within the Madison Square office complex and 274 residential homes;
•Contributions to an unconsolidated entity of $31.4 million;
•Net cash paid on foreign currency derivatives of $30.2 million, as a result of purchase of foreign currency derivatives of $103.6 million and partially offset by proceeds from the disposition of foreign currency derivatives of $73.4 million;
•Improvements to real estate of $24.1 million; and
•Proceeds from the sale of real estate equity securities of $13.9 million.

Cash Flows used in Financing Activities
Net cash used in financing activities was $25.1 million for the year ended December 31, 2023 and consisted primarily of the following:
•$18.2 million of net cash used for principal payments on notes payable of $111.2 million, primarily related to the $47.9 million repayment of a matured mortgage loan and $23.1 million principal repayments due to the disposition of real estate properties. This was partially offset by proceeds from notes and bonds payable of $98.5 million, primarily related to $97.5 million from the Series C Bonds issuances. Additionally, we made payments of deferred financing costs of $5.4 million; and
•$6.4 million of cash used for redemptions of common stock.
In order to execute our investment strategy, we utilize secured debt and we may, to the extent available, utilize unsecured debt, to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinancing and interest risks, are properly balanced with the benefit of using leverage. There is no limitation on the amount we may borrow for any single investment. Our charter does not limit us from incurring debt until our aggregate borrowings would exceed 300% of our net assets, which approximates aggregate liabilities of 75% of the cost of our tangible assets (before deducting depreciation or other non-cash reserves); however, we may exceed that limit if a majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our common stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of December 31, 2023, our borrowings and other liabilities were both approximately 71% of the cost (before depreciation and other noncash reserves) and book value (before depreciation) of our tangible assets, respectively.
In February 2020, Pacific Oak SOR BVI issued 254.1 million Israeli new shekels of the Series B Bonds to Israeli investors pursuant to a public offering registered with the Israel Securities Authority. The Series B Bonds have principal installment payments equal to 33.33% of the face amount of the Series B Bonds on January 31st of each year from 2024 to 2026. Pacific Oak SOR BVI issued additional Series B Bonds subsequent to the initial issuance and as of December 31, 2023, 1.2 billion Israeli new shekels (approximately $321.7 million as of December 31, 2023) were outstanding. The additional Series B Bonds have an equal level of security, pari passu, amongst themselves and between them and the initial Series B Bonds, without any right of precedence or preference between any of them. Subsequent to December 31, 2023, we made the first Series B Bonds installment payment.
In July 2023, Pacific Oak SOR BVI issued 340.3 million Israeli new shekels of the Series C Bonds to Israeli investors pursuant to offerings registered with the Israeli Securities Authority. Pacific Oak SOR BVI issued additional Series C Bonds subsequent to the initial issuance and as of December 31, 2023, 360.0 million Israeli new shekels (approximately $99.5 million as of December 31, 2023) were outstanding. The Series C Bonds have an equal level of security, pari passu, amongst themselves without any right of precedence or preference between any of them. The Series C Bonds are collateralized by real estate held for investment (specified land in Park Highlands and Richardson).

Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of December 31, 2023 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	2024	2025-2026	2027-2028	Thereafter
Outstanding debt obligations (1)	$1,045,821	$289,025	$756,796	$—	$—
Interest payments on outstanding debt obligations (2)	101,361	52,277	49,084	—	—
Finance lease obligations (3)	53,316	360	789	792	51,375
Funding commitment (4)	76,672	(4)	(4)	—	—
Development obligations (5)	11,870	11,870	—	—	—
_____________________
(1) Amounts include principal payments based on the outstanding principal amounts, maturity dates and foreign currency rates in effect at December 31, 2023.
(2) Projected interest payments are based on the outstanding principal amounts, maturity dates, foreign currency rates and interest rates in effect at December 31, 2023.
(3) Amounts are related to a leasehold interest expiring on 2114.
(4) In July 2023, the 110 William Joint Venture entered into debt and equity restructuring agreements and as a result, we committed to funding up to $105.0 million to the 110 William Joint Venture in exchange for 77.5% of preferred interest in the joint venture. The determination of our pace and timing remains uncertain, potentially extending beyond the year 2024.
(5) Amounts are development obligations related to previous sales of Park Highlands land.

Results of Operations
Overview
As of December 31, 2023, we consolidated nine office complexes, encompassing, in the aggregate, approximately 3.2 million rentable square feet and these properties were 68% occupied. In addition, we owned one residential home portfolio consisting of 2,182 residential homes, and two apartment properties containing 609 units, which were 93% and 96% occupied, respectively. We also owned one hotel property with 196 rooms, four investments in undeveloped land with approximately 581 developable acres, and one office/retail development property, held an interest in three investments in unconsolidated entities and two investments in real estate equity securities.
Our results of operations for the year ended December 31, 2023 may not be indicative of those in future periods due to acquisition and disposition activities. Additionally, the occupancy in our office complexes has not been stabilized. As of December 31, 2023, our office complexes were collectively 68% occupied, our residential home portfolio was 93% occupied and our apartment properties were collectively 96% occupied. However, due to the amount of near-term lease expirations, we do not put significant emphasis on annual changes in occupancy (positive or negative) in the short run. Our underwriting and valuations are generally more sensitive to “terminal values” that may be realized upon the disposition of the assets in the portfolio and less sensitive to ongoing cash flows generated by the portfolio in the years leading up to an eventual sale. There are no guarantees the occupancy of our assets will increase, or that we will recognize a gain on the sale of our assets. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of leasing additional space and acquiring additional assets but decrease due to disposition activity.
Comparison of the year ended December 31, 2023 versus the year ended December 31, 2022 (dollars in thousands):

	For the Years Ended December 31,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions/Dispositions (1)	$ Change Due to Investments Held Throughout Both Periods (2)
	2023	2022
Rental income	$128,068	$121,859	$6,209	5%	$8,586	$(2,377)
Hotel revenues	9,153	30,749	(21,596)	(70)%	(20,983)	(613)
Other operating income	4,315	3,859	456	12%	(10)	466
Dividend income from real estate equity securities	3,880	5,591	(1,711)	(31)%	(399)	(1,312)
Operating, maintenance, and management costs	45,699	44,317	1,382	3%	658	724
Real estate taxes and insurance	28,300	21,132	7,168	34%	3,885	3,283
Hotel expenses	6,944	19,252	(12,308)	(64)%	(12,669)	361
Asset management fees to affiliate	15,415	13,678	1,737	13%	1,852	(115)
General and administrative expenses	10,476	10,700	(224)	(2)%	n/a	n/a
Foreign currency transaction loss (gain), net	18,712	(29,038)	47,750	(164)%	n/a	n/a
Depreciation and amortization	47,868	51,930	(4,062)	(8)%	824	(4,886)
Interest expense, net	68,216	48,130	20,086	42%	(532)	20,618
Impairment charges on real estate and related intangibles	64,849	18,493	46,356	251%	n/a	n/a
Impairment charges on goodwill	4,488	8,098	(3,610)	(45)%	n/a	n/a
Loss from unconsolidated entities, net	(54,758)	(8,019)	(46,739)	583%	—	(46,739)
Other interest income	2,907	228	2,679	1,175%	n/a	n/a
Loss on real estate equity securities, net	(4,598)	(51,943)	47,345	91%	n/a	n/a
Gain on sale of real estate	82,099	46,513	35,586	(77)%	35,586	—
Gain on extinguishment of debt	—	2,367	(2,367)	(100)%	n/a	n/a
Gain from consolidation of previously unconsolidated entity	—	18,742	(18,742)	(100)%	(18,742)	—
Income tax provision	(6,576)	(4,924)	(1,652)	34%	(1,652)	—
_____________________
(1) Represents the dollar amount increase (decrease) for the year ended December 31, 2023 compared to the year ended December 31, 2022 attributable to the real estate and real estate-related investments acquired, repaid or disposed on or after January 1, 2022.
(2) Represents the dollar amount increase (decrease) for the year ended December 31, 2023 compared to the year ended December 31, 2022 with respect to real estate and real estate-related investments owned by us during the entirety of both periods presented.

Rental income increased to $128.1 million for the year ended December 31, 2023 from $121.9 million for the year ended December 31, 2022. The increase was primarily due to the consolidation of Pacific Oak Residential Trust II, Inc. on July 1, 2022, which increased our residential homes segment by 588 homes. This resulted in an increase of approximately $8.3 million of rental income for the year ended December 31, 2023 and the occupancy rates and income within the residential homes segment remained consistent for the years ended December 31, 2023 and 2022. Additionally, the average occupancy rate and rental income per square foot for our strategic opportunistic properties remained consistent for the years ended December 31, 2023 and 2022. We expect rental income to increase in future periods as a result of new lease activity and to the extent we acquire additional properties, but to decrease to the extent we dispose of properties or from naturally expiring lease terminations.
Hotel revenues and expenses decreased to $9.2 million and $6.9 million, respectively for the year ended December 31, 2023 from $30.7 million and $19.3 million, respectively, for the year ended December 31, 2022, primarily as a result of the disposition of the Springmaid Beach Resort in September 2022, which accounted for approximately $21.0 million of hotel revenues and $12.7 million of hotel expenses during the year ended December 31, 2022.
Dividend income from real estate equity securities decreased to $3.9 million for the year ended December 31, 2023 from $5.6 million for the year ended December 31, 2022. The decrease was primarily due to the sale of our real estate equity securities during the year ended December 31, 2023 and a decrease in dividend yield on securities held. We expect dividend income from real estate equity securities to decrease in future periods to the extent we continue to sell our real estate equity securities or experience decreases in the dividend yield.
Foreign currency transaction loss (gain), net decreased to a $18.7 million loss for the year ended December 31, 2023 from a $29.0 million gain for the year ended December 31, 2022, primarily due to the outstanding Series B and C Bonds being denominated in Israeli new shekels and the results of our foreign currency derivatives transactions. We expect to recognize foreign transaction gains and losses due to changes in the value of the U.S. dollar relative to the Israeli new shekel which may be offset from foreign currency derivative hedges outstanding in future periods.
Interest expense, net increased to $68.2 million for the year ended December 31, 2023 from $48.1 million for the year ended December 31, 2022, primarily due to the increase in the weighted-average variable rate to 7.9% as of December 31, 2023 from 6.6% as of December 31, 2022. Additionally, the weighted-average fixed rate increased to 4.8% as of December 31, 2023 from 4.1% as of December 31, 2022, primarily due to the debt issued in connection with the Series C Bonds of $99.5 million with a fixed interest rate of 9.0%. We anticipate interest expense will increase in 2024 as a result of higher average market interest rates over the next twelve months on our variable-rate debt as interest rates are expected to plateau and then start to decrease at a slower rate compared to how quickly they increased throughout 2023. Our interest expense in future periods will vary based on: interest rates on variable rate debt, the amount of interest capitalized, level of future borrowings, interest rate derivative instruments, foreign currency denominated debt, and the impact of refinancing efforts.
Impairment charges on real estate and related intangibles increased to $64.8 million for the year ended December 31, 2023 from $18.5 million for the year ended December 31, 2022, which primarily consisted of writing down the carrying value of three strategic opportunistic properties due to increases in the discount and terminal cap rate assumptions and decreases in projected cash flows resulting in approximately $59.9 million of impairment, and impairment of approximately $5.0 million due to changes in sales comparisons.
During the year ended December 31, 2023, we recognized impairment charges on goodwill of $4.5 million on one strategic opportunistic property and one hotel based on the decline in projected cash flows and the determination of appropriate discount and terminal capitalization rates. During the year ended December 31, 2022, we recognized impairment charges of $8.1 million on two strategic opportunistic properties and one hotel.
Loss from unconsolidated entities, net increased to $54.8 million for the year ended December 31, 2023 from $8.0 million for the year ended December 31, 2022, primarily related to the increase in loss from the 353 Sacramento Joint Venture of $44.0 million for the year ended December 31, 2023 from $4.7 million for the year ended December 31, 2022. The increase in loss is primarily due to an impairment charge on the 353 Sacramento Joint Venture of $14.8 million and increases in our share of interest expense and impairment charges on real estate of $3.5 million and $22.7 million, respectively. The increase in loss from unconsolidated entities, net, was partially offset by the increase in income from the 110 William Joint Venture to $11.7 million for the year ended December 31, 2023 from a loss of $1.7 million for the year ended December 31, 2022. The increase in income was primarily due to recognizing a gain on extinguishment of debt of $71.6 million, and was partially offset by our share of accumulated losses recognized of $60.1 million.

Loss on real estate equity securities, net decreased to $4.6 million for the year ended December 31, 2023 from $51.9 million for the year ended December 31, 2022, primarily related to the decrease in unrealized loss on real estate equity securities to $10.1 million for the year ended December 31, 2023 from $51.9 million for the year ended December 31, 2022. The decrease was partially offset by a realized gain on real estate equity securities sold of $5.5 million for the year ended December 31, 2023 and there were no realized gains or losses on real estate equity securities for the year ended December 31, 2022. The unrealized and realized gains and losses represented the change in the fair value of our real estate equity securities during these periods.
For a discussion of the year ended December 31, 2022 compared to the year ended December 31, 2021, please refer to Item 7 of Part II, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the SEC on March 30, 2023 and is incorporated herein by reference.

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
Changes in accounting rules have resulted in a substantial increase in the number of non-operating and non-cash items included in the calculation of FFO. As a result, our management also uses modified funds from operations (“MFFO”) as an indicator of our ongoing performance as well as our dividend availability. MFFO excludes from FFO: amounts relating to straight-line rent and amortization of above- and below-market intangible lease assets and liabilities; amortization of discounts and premiums on bonds and notes payable; Unrealized gain or loss from interest rate caps; and mark-to-market foreign currency transaction adjustments. We compute MFFO in accordance with the definition of MFFO included in the practice guideline issued by the Institute for Portfolio Alternatives (“IPA”) in November 2010 as interpreted by management. Our computation of MFFO may not be comparable to other REITs that do not compute MFFO in accordance with the current IPA definition or that interpret the current IPA definition differently than we do.
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
Although MFFO includes other adjustments, the exclusion of straight-line rent, the amortization of above- and below-market leases, the amortization of discounts and closing costs, acquisition fees and expenses (as applicable), mark to market foreign currency transaction adjustments, extinguishment of debt, and gains from consolidation of unconsolidated entities are the most significant adjustments for the periods presented. We have excluded these items based on the following economic considerations:
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
•Amortization of premium or discount on bonds and notes payable. These are adjustments to interest expense as required by GAAP to recognize bond and notes payable discount and premiums on a straight-line basis over the life of the respective bond or notes payable. We have excluded these adjustments in our calculation of MFFO to appropriately reflect the current economic impact of our bond and notes payable and related interest expense;
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
Adjusted MFFO includes adjustments to reduce MFFO primarily related to: income tax provision, impairment of goodwill, as well as real estate taxes, property insurance, and financing costs which are capitalized with respect to certain of our investments in undeveloped land.

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculations of MFFO and Adjusted MFFO, for the years ended December 31, 2023, 2022 and 2021 (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Year Ended December 31,
	2023	2022	2021
Net loss attributable to common stockholders	$(144,151)	$(43,242)	$(10,955)
Depreciation and amortization	47,868	51,930	58,871
Impairment charges on real estate and related intangibles	64,849	18,493	10,971
Gain on sale of real estate (1)	(82,099)	(46,513)	(30,261)
Loss (gain) on real estate equity securities	4,598	51,943	(28,632)
Adjustments for noncontrolling interests - consolidated entities (2)	(1,194)	(2,375)	(2,858)
Adjustments for investments in unconsolidated entities (3)	59,560	(5,460)	1,479
FFO attributable to common stockholders	(50,569)	24,776	(1,385)
Straight-line rent and amortization of above- and below-market leases	(767)	(3,590)	(3,166)
Transaction and related costs	—	—	2,984
Amortization of net premium/discount on bonds and notes payable	4,354	4,784	2,721
(Gain) loss on extinguishment of debt	—	(2,367)	4,757
Unrealized (gain) loss on interest rate caps	(165)	(1,530)	11
Foreign currency transaction loss (gain), net	18,712	(29,038)	7,445
Gain from consolidation of previously unconsolidated entity	—	(18,742)	—
Adjustments for noncontrolling interests - consolidated entities (2)	(14)	(108)	(161)
Adjustments for investments in unconsolidated entities (3)	(5,322)	3,135	1,213
MFFO attributable to common stockholders	(33,771)	(22,680)	14,419
Other capitalized operating expenses (4)	(4,611)	(3,128)	(2,647)
Impairment charges on goodwill	4,488	8,098	2,808
Income tax provision	6,576	4,924	—
Subordinated performance fee due upon termination to affiliate	—	—	1,678
Adjusted MFFO attributable to common stockholders	$(27,318)	$(12,786)	$16,258
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

Real Estate
Real Estate Acquisition Valuation
In accordance with the guidance for business combinations, we evaluate and record the acquisition of income-producing real estate or real estate that will be used for the production of income as a business combination or an asset acquisition. If substantially all of the fair value of the gross assets acquired are concentrated in a single identifiable asset or group of similar identifiable assets, then the set is not a business. For purposes of this test, land and buildings can be combined along with the intangible assets for any in-place leases and accordingly, most acquisitions of investment properties would not meet the definition of a business and would be accounted for as an asset acquisition. To be considered a business, a set must include an input and a substantive process that together significantly contributes to the ability to create an output. All assets acquired and liabilities assumed in a business combination are measured at their acquisition date fair values. For asset acquisitions, the cost of the acquisition is allocated to individual assets and liabilities on a relative fair value basis. Acquisition costs associated with business combinations are expensed as incurred. Acquisition costs associated with asset acquisitions are capitalized.
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
Impairment of Real Estate and Related Intangibles
We continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate and related intangibles may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of real estate and related intangibles may not be recoverable, we assess the recoverability by estimating whether we will recover the carrying value of the real estate and related intangibles through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, we do not believe that we will be able to recover the carrying value of the real estate and related intangibles, we would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangibles. Consequently, we recognized impairment charges of $64.8 million during the year ended December 31, 2023 for changes to the fair value of the real estate and related intangibles impairment testing purposes.

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
Impairment of Goodwill
We continually assess whether there has been a triggering event requiring a review of goodwill. Independent appraisal valuations were performed as of September 30, 2023 for the underlying properties and we updated projected cash flows for real estate held in certain reporting units. The appraisals and projected cash flow decline represented a triggering event in the fourth quarter of 2023 to the estimated fair value of goodwill. Consequently, we recognized impairment charges of $4.5 million for changes to the fair value of the reporting unit for goodwill impairment testing purposes.
We concluded that the estimated fair value for all of the other reporting units with goodwill substantially exceeded their related carrying values and no further impairment was necessary as of December 31, 2023.
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
Impairment of Investment in Unconsolidated Entities
We evaluate quarterly whether the current carrying value of investments accounted for using the equity method has an other-than-temporary impairment (“OTTI”). An OTTI occurs when the estimated fair value of an investment is below the carrying value and the difference is determined to not be recoverable in the near term. First, we consider both qualitative and quantitative evidence of whether there may be indicators of a loss in investment value below carrying value. After considering the weight of available evidence, if it is determined that there is an indication of loss in investment value, we would perform a fair value analysis. If the resulting fair value is less than the carrying value, we would determine if this loss in value is OTTI, and we would recognize any OTTI in the income statement as an impairment. Our exposure to OTTI in these investments is limited to the amount of our equity investment. This evaluation requires significant judgment regarding, but not limited to, the severity and duration of the impairment; the ability and intent to hold the investment until recovery; financial condition, liquidity, specific events, and other factors. During the year ended December 31, 2023, we recorded an OTTI loss related to one investment in unconsolidated entity of $14.8 million, primarily due to weakening market conditions of the geographic area.

Subsequent Events
We evaluate subsequent events up until the date the consolidated financial statements are issued.
Series B Bonds Payment
On January 31, 2024, we made the first principal installment payment of 388.1 million Israeli new shekels (approximately $106.6 million as of January 31, 2024) in connection with our Series B Bonds. Subsequent to the first installment payment, two additional Series B Bond installments remain, each, due on January 31, 2025 and 2026, respectively.
Eight & Nine Corporate Centre Loan
On January 12, 2024, we obtained an interest-only mortgage loan with a maximum principal amount of $23.5 million, of which $20.0 million was funded at the time of closing. The loan is secured by the Eight & Nine Corporate Centre office complex, has a contractual interest rate of the greater of 8.90% or a floating rate of 490 basis points over the one-month SOFR rate, has an initial maturity date of February 9, 2026 and three one-year extension options.

Park Highlands Land
On March 10, 2024, we, through indirect wholly owned subsidiaries, entered into a purchase and sale agreement for the sale of Park Highlands undeveloped land for gross sale proceeds of approximately $195.0 million, before net closing costs, credits and taxes. A portion of the acres to be sold are pledged as collateral for an offering of Series C Bonds. There can be no assurance that we will complete the sale. The purchaser is not affiliated with us or our advisor.
Sale of Real Estate Equity Securities
Subsequent to December 31, 2023, we sold a partial interest in one of our investment in real estate equity securities for gross sale proceeds of approximately $14.3 million.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Overview
Our profitability and the value of our investment portfolio may be adversely affected during any period as a result of interest rate changes, foreign currency changes, and financial market changes. In order to limit the effects of changes in interest rates and foreign currency on our operations, we may utilize a variety of foreign currency hedging strategies such as cross currency swaps, collars, forward contracts, puts or calls. Additionally, certain of these strategies may cause us to fund a margin account periodically to offset changes in interest and foreign currency rates which may also reduce the funds available for payments to holders of our common stock.
Interest Rate Risk
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
Conversely, movements in interest rates on variable rate debt would change our future earnings and cash flows but would not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. Based on interest rates as of December 31, 2023, if interest rates were 100 basis points higher or lower during the 12 months ending December 31, 2023, interest expense on our variable rate debt would increase or decrease by $2.5 million and $4.1 million, respectively.
The table below summarizes the notional amounts and average strike rates derivative instruments and outstanding principal balance and the weighted average interest rates for our notes and bonds payable for each category based on the maturity dates as of December 31, 2023 (dollars in thousands):

	Maturity Date						Total Value
	2024	2025	2026	2027	2028	Thereafter		Fair Value
Assets
Interest rate caps, notional amount	$153,541	$—	$—	$—	$—	$—	$153,541	$1,236
Strike rate (1)	2.5% to 4.0%	—%	—%	—%	—%	—%	2.5% to 4.0%
Liabilities
Notes and Bonds Payable, principal outstanding
Fixed rate - notes payable	$17,961	$34,966	$163,004	$—	$—	$—	$215,931	$206,538
Average interest rate (2)	4.6%	4.7%	4.0%	—%	—%	—%	4.3%
Fixed rate - Series B Bonds	$107,241	$107,241	$107,242	$—	$—	$—	$321,724	$296,380
Average interest rate (2)	3.9%	3.9%	3.9%	—%	—%	—%	3.9%
Fixed rate - Series C Bonds	$—	$—	$99,461	$—	$—	$—	$99,461	$102,664
Average interest rate (2)	—%	—%	9.0%	—%	—%	—%	9.0%
Variable rate - notes payable	$163,823	$96,448	$148,434	$—	$—	$—	$408,705	$405,188
Average interest rate (2)	7.7%	8.0%	8.2%	—%	—%	—%	7.9%
_____________________
(1) The strike rate caps one-month SOFR on the applicable notional amount.
(2) Average interest rate is the weighted-average interest rate. Weighted-average interest rate as of December 31, 2023 is calculated as the actual interest rate in effect at December 31, 2023 (consisting of the contractual interest rate and the effect of contractual floor rates, if applicable), using interest rate indices at December 31, 2023, where applicable.
Foreign Currency Exchange Risk
We are also exposed to the effects of foreign currency changes, primarily the Israeli new shekels, with respect to the 3.93% Series B Bonds and the 9.0% Series C Bonds issued to investors in Israel. Accordingly, changes in exchange rates, and in particular a strengthening of the Israeli new shekels, have in the past, and may in the future, negatively affect our debt, interest, and foreign currency results as expressed in U.S. dollars.
As of December 31, 2023, we held 67.7 million Israeli new shekels and 91.5 million Israeli new shekels in cash and restricted cash, respectively. In addition, as of December 31, 2023, we had bonds outstanding and the related interest payable in the amounts of 1.5 billion Israeli new shekels and 19.2 million Israeli new shekels, respectively. Foreign currency exchange rate risk is the possibility that our financial results could be better or worse than planned because of changes in foreign currency exchange rates. Based solely on the remeasurement for the year ended December 31, 2023, if foreign currency exchange rates were to increase or decrease by 10%, our net income would increase or decrease by approximately $35.1 million and $43.0 million, respectively, for the same period. The foreign currency transaction income or loss as a result of the change in foreign currency exchange rates does not take into account any gains or losses on our foreign currency collar as a result of such change, which would reduce our foreign currency exposure.
We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains or losses related to remeasuring debt and financial instrument balances. At this time, we have not entered into, but in the future, we may enter into, derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the effect hedging activities would have on our results of operations. Foreign currency exchange loss, net of $18.7 million and $7.4 million were recognized during the years ended December 31, 2023 and 2021, respectively. Foreign currency exchange gain, net of $29.0 million was recognized during the year ended December 31, 2022. We may manage foreign currency exchange risk by maintaining a ratio of foreign rate denominated cash and restricted cash such that foreign currency rate exposure is kept at an acceptable level.
Financial Market Risk
We are exposed to financial market risk with respect to our real estate equity securities. Financial market risk is the risk that we will incur economic losses due to adverse changes in our real estate equity security prices. Our exposure to changes in real estate equity security prices is a result of our investment in these types of securities. Market prices are subject to fluctuation and, therefore, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market prices of a real estate equity security may result from any number of factors, including perceived changes in the underlying fundamental characteristics of the issuer, the relative price of alternative investments, interest rates, default rates and general market conditions. In addition, amounts realized in the sale of a particular security may be affected by the relative quantity of the real estate equity security being sold. We do not currently engage in derivative or other hedging transactions to manage our real estate equity security price risk. As of December 31, 2023, we owned real estate equity securities with a book value of $41.6 million. Based solely on the prices of real estate equity securities for the twelve months ended December 31, 2023, if prices were to increase or decrease by 10%, our net income would increase or decrease, respectively, by approximately $4.2 million.
For a discussion of the interest rate risks related to the current capital and credit markets, see Part I, Item 1A, “Risk Factors.”

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See the Index to Financial Statements at page F-1 of this Annual Report on Form 10-K.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure.
Our management, with the participation of our CEO and our CFO, who are our principal executive officer and principal financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our CEO and CFO concluded that, as of December 31, 2023, our disclosure controls and procedures were not effective as a result of a material weakness in our internal control over financial reporting (“ICFR”) discussed below.
Notwithstanding the identified material weakness described below, our management, including our CEO and CFO, does not believe that this deficiency had an adverse effect on our reported operating results or financial condition, and has concluded that our financial statements and other financial information included in this Annual Report and other periodic filings present fairly, in all material respects, our financial condition, results of operations, and cash flows for the periods presented in accordance with generally accepted accounting principles in the United States.
Limitations on Effectiveness of Controls and Procedures
In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate ICFR (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act). Our management assessed the effectiveness of our ICFR as of December 31, 2023, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 framework). Based on our assessment under this framework, our management concluded that our ICFR was not effective as of December 31, 2023, due to the material weakness described below. A material weakness is a deficiency, or a combination of deficiencies, in ICFR, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
Our management identified a material weakness in the design and operation of our management review controls and the completeness and accuracy of information used in the execution of those controls, related to the accounting treatment for complex capital structures involving non-pro rata profit or loss allocations for our investments in unconsolidated entities, under generally accepted accounting principles in the United States.
This material weakness did not result in any material misstatements to our consolidated financial statements or any changes to previously filed financial statements.

Remediation Efforts with Respect to Material Weakness
We are developing a comprehensive plan to remediate this material weakness as soon as possible. The remediation actions will include consultations with external accounting experts for non-recurring, significant, and/or unusual transactions. We believe that these actions will remediate the material weakness. The weakness will not be considered remediated, however, until the application controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of 2024.
Changes in Internal Control Over Financial Reporting
Except for the material weakness and remediation efforts described above, there were no changes in our ICFR during the quarter ended December 31, 2023 that materially affected, or which are reasonably likely to materially affect, our ICFR.

ITEM 9B.    OTHER INFORMATION
None.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
We will file a definitive Proxy Statement for our 2024 Annual Meeting of Stockholders (the “2024 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2024 Proxy Statement that specifically address the items required to be set forth herein are incorporated by reference.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Code of Conduct and Ethics
We have adopted a Code of Conduct and Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer, principal financial officer and principal accounting officer. Our Code of Conduct and Ethics can be found at https://pacificoakcapital.com/capital-markets/offerings/reit.
The other information required by this Item is incorporated by reference to our 2024 Proxy Statement.

ITEM 11.    EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference to our 2024 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference to our 2024 Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference to our 2024 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated by reference to our 2024 Proxy Statement.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)    Financial Statement Schedules
See the Index to the Consolidated Financial Statements at page F-1 of this report.
The following financial statement schedule is included herein at pages F-38 through F-40 of this report:
Schedule III - Real Estate Properties and Accumulated Depreciation and Amortization
(b)    Exhibits

Ex.	Description

3.1	Second Articles of Amendment and Restatement, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed February 4, 2010

3.2	Articles of Amendment, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 1, 2019

3.3	Articles of Amendment, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 23, 2019

3.4	Fourth Amended and Restated Bylaws, incorporated by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022, filed March 30, 2023

4.1
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, Commission File No. 333-156633, filed February 25, 2009

4.2	Fifth Amended and Restated Dividend Reinvestment Plan, incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed May 14, 2015

4.3	Description of Capital Stock, incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed March 26, 2020

10.1
Advisory Agreement, by and between the Company and Pacific Oak Capital Advisors, LLC, effective as of November 1, 2023, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed January 16, 2024

10.2
Advisory Agreement among Pacific Oak Residential Trust, Inc., PORT OP LP, Pacific Oak Residential Advisors, LLC, Pacific Oak Capital Advisors, LLC, Keith D. Hall, and Peter McMillan III, dated September 9, 2022, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 12, 2022

10.3
Amended and Restated Management Agreement by and between Pacific Oak Residential Trust, Inc., and DMH Realty, LLC, dated September 9, 2022, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 12, 2022

10.4
Amended and Restated Dealer Manager Agreement by and between Pacific Oak Residential Trust, Inc., and Pacific Oak Capital Markets, LLC, dated January 13, 2023, incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 10-K filed March 30, 2023

10.5
Restricted Stock Agreement among the Company, KBS Capital Advisors LLC and Pacific Oak Capital Advisors, LLC, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed May 22, 2020

10.6
Agreement of Lease between the City of New York Department of Citywide Administrative Services, 1 Center Street, 20th Floor North, New York, New York 10007 & 110 William Property Investors III, LLC c/o Savanna, 430 Park Avenue, 12th Floor, New York, NY 10022, dated June 27, 2023, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, filed August 14, 2023

10.7
Supplemental Building Loan Agreement between 110 William Property Investors III, LLC, as Borrower, Lenders Signatory Hereto from Time to Time, as Lenders, and Deutsche Pfandbriefbank AG as Administrative Agent and Lender, dated July 5, 2023, Agreement of Lease between the City of New York Department of Citywide Administrative Services, 1 Center Street, 20th Floor North, New York, New York 10007 & 110 William Property Investors III, LLC c/o Savanna, 430 Park Avenue, 12th Floor, New York, NY 10022, dated June 27, 2023, incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, filed August 14, 2023

Ex.	Description
10.8
Amended and Restated Limited Liability Company Agreement of Pacific Oak SOR SREF III 110 William, LLC (f/k/a KBS SOR SREF III 110 William, LLC), effective as of July 5, 2023, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, filed August 14, 2023

10.9
Amended and Restated Senior Loan Agreement dated as of July 5, 2023, between 110 William Property Investors III, LLC, as Borrower, Lenders Signatory Hereto from Time to Time, as Lenders, and Deutsche Pfandbriefbank AG, as Administrative Agent and Lender, incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 filed August 14, 2023

10.10
Guaranty of Interest and Carry Costs as of July 5, 2023 by Pacific Oak SOR Properties, LLC, incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 filed August 14, 2023

10.11
Completion Guaranty as of July 5, 2023 by Pacific Oak SOR Properties, LLC, incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, filed August 14, 2023

10.12
Funding Guaranty as of July 5, 2023 by Pacific Oak SOR Properties, LLC, incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 filed August 14, 2023

10.13
Guaranty of Recourse Obligations as of July 5, 2023 by Pacific Oak SOR Properties, LLC, incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 filed August 14, 2023

10.14
Membership Interest Purchase Agreement as of July 5, 2023 by and between Pacific Oak SOR 110 William JV, LLC (f/k/a KBS SOR 110 William JV, LLC), SREF III 110 William JV, LLC, and Pacific Oak SOR SREF III 110 William, LLC (f/k/a KBS SOR SREF III 110 William, LLC), incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 2023 for the quarter ended June 30, 2023 filed August 14, 2023

10.15
Amended and Restated Guaranty Agreement as of August 28, 2023 by Pacific Oak SOR Properties, LLC, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed November 14, 2023

10.16
Amended and Restated Loan Agreement by and among 1180 Raymond Urban Renewal, LLC, Pacific Oak SOR Austin Suburban Portfolio, LLC, Pacific Oak SOR II Oakland City Center, LLC, Pacific Oak SOR Marquette Plaza, LLC, as Borrower, Bank of America, N.A., as Administrative Agent, and the Other Financial Institutions Party Hereto, dated August 28, 2023, incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 filed November 14, 2023

10.17	Deed of Trust between Pacific Oak SOR (BVI) Holdings Ltd. And Reznik Paz Nevo Trusts Ltd., dated February 12, 2020

10.18
Amendment No. 1 to Restricted Stock Agreement, dated as of September 1, 2021, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly report on Form 10-Q for the quarter ended September 30, 2021

21.1	Subsidiaries of the Company

23.1	Consent of Ernst & Young LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Twelfth Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.5 to the Company's Current Report on Form 8-K filed December 4, 2020

99.2	Amendment No. 1 to the Twelfth Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed August 6, 2021

99.3	Consent of Colliers International Valuation of Advisory Services, LLC

99.4	Consent of Kroll, LLC

Ex.	Description
99.5	Consent of HouseCanary, Inc.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Pacific Oak Strategic Opportunity REIT, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Pacific Oak Strategic Opportunity REIT, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a), Schedule III - Real Estate Assets and Accumulated Depreciation and Amortization (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
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

Real estate impairment
Description of the Matter
The Company’s real estate held for investment and related intangibles totaled $1.1 billion as of December 31, 2023. As more fully described in Note 2 to the consolidated financial statements, the Company monitors if there are indicators of potential impairment which suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable. If indicators are present, the Company tests for recoverability by comparing the expected future undiscounted cash flows to the carrying amount of the asset group. If, based on this analysis, the assets are not believed to be recoverable, an impairment loss is recognized for the difference between the estimated fair value and the carrying amount. For the year ended December 31, 2023, the Company recorded $64.8 million of impairment related to its real estate held for investment and related intangibles.

Auditing the Company’s real estate impairment assessment was challenging due to the high degree of subjectivity in evaluating management’s identification of indicators of potential impairments and the resulting measurement of impairment when the investment is not deemed recoverable. In particular, the impairment indicators were based on qualitative and quantitative factors for the specific real estate investments. Such factors include, but were not limited to, assessment of management’s intended hold period and disposition strategy, a significant decrease in the market price of a real estate investment, a significant decline in expected operating cash flows, current industry and market trends. Management’s impairment measurement is sensitive to significant assumptions such as market comparables, discount rates, capitalization rates, and revenue growth rates, all of which are affected by expectations about future market or economic conditions.

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

110 William Joint Venture restructuring
Description of the Matter	As more fully described in Note 8 to the consolidated financial statements, the Company’s unconsolidated entity, 110 William Joint Venture, entered into debt and equity restructuring agreements, which included, among others, the mezzanine debt being exchanged for a preferred equity interest. The exchange resulted in a gain on extinguishment of debt of $71.6 million for 110 William Joint Venture, which the Company recorded as a loss from unconsolidated entities, net, on the consolidated statement of operations.

Our audit procedures related to 110 William Joint Ventures’ gain on extinguishment of debt were designed to address the risk related to the significant subjectivity required in the accounting for the transaction. Management’s fair value measurement of the preferred equity interest exchanged is sensitive to significant assumptions such as discount rates, terminal capitalization rates, and market discount rates for preferred stock, all of which are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit	We performed audit procedures to test the fair value of 110 William Joint Ventures’ preferred equity interest exchanged. Such procedures include, among others, assessing the methodologies used, testing the significant assumptions discussed above and the underlying data used by the Company in the analysis. We compared the significant assumptions used by management to current industry and economic trends and other relevant factors. As part of our procedures, we involved our valuation specialists to evaluate management’s judgments as compared to market support.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2008.
Irvine, California
April 1, 2024

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2023	2022
Assets
Real estate held for investment, net	$1,094,754	$1,185,286
Real estate held for sale, net	—	34,118
Real estate equity securities	41,609	60,153
Total real estate and real estate-related investments, net	1,136,363	1,279,557
Cash and cash equivalents	99,160	97,931
Restricted cash	56,049	61,113
Investments in unconsolidated entities	45,901	70,842
Rents and other receivables, net	22,500	21,518
Prepaid expenses and other assets	27,222	22,848
Goodwill	948	5,436
Total assets	$1,388,143	$1,559,245
Liabilities and equity
Notes and bonds payable related to real estate held for investment, net	$1,028,683	$1,027,150
Notes payable related to real estate held for sale, net	—	17,559
Notes and bonds payable, net	1,028,683	1,044,709
Accounts payable and accrued liabilities	30,409	25,231
Due to affiliates	7,902	2,799
Other liabilities	55,571	67,475
Redeemable common stock payable	2,214	2,638
Total liabilities	1,124,779	1,142,852
Commitments and contingencies (Note 10)
Equity
Pacific Oak Strategic Opportunity REIT, Inc. stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 103,310,648 and 103,932,083 shares issued and outstanding as of December 31, 2023 and 2022, respectively	1,033	1,039
Additional paid-in capital	901,049	907,044
Cumulative distributions and net loss	(639,933)	(495,782)
Total Pacific Oak Strategic Opportunity REIT, Inc. stockholders’ equity	262,149	412,301
Noncontrolling interests	1,215	4,092
Total equity	263,364	416,393
Total liabilities and equity	$1,388,143	$1,559,245
See accompanying notes to consolidated financial statements.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)

	Years Ended December 31,
	2023		2022	2021
Revenues:
Rental income	$128,068		$121,859	$123,436
Hotel revenues	9,153		30,749	30,806
Other operating income	4,315		3,859	4,027
Dividend income from real estate equity securities	3,880		5,591	9,658
Total revenues	145,416		162,058	167,927
Expenses:
Operating, maintenance, and management	45,699		44,317	42,519
Real estate taxes and insurance	28,300		21,132	20,768
Hotel expenses	6,944		19,252	20,990
Asset management fees to affiliate	15,415		13,678	14,012
General and administrative expenses	10,476		10,700	9,853
Foreign currency transaction loss (gain), net	18,712		(29,038)	7,445
Depreciation and amortization	47,868		51,930	58,871
Interest expense, net	68,216		48,130	40,510
Impairment charges on real estate and related intangibles	64,849		18,493	10,971
Impairment charges on goodwill	4,488		8,098	2,808
Total expenses	310,967		206,692	228,747
Other (loss) income:
Loss from unconsolidated entities, net	(54,758)		(8,019)	(1,373)
Other interest income	2,907		228	221
(Loss) gain on real estate equity securities, net	(4,598)		(51,943)	28,632
Gain on sale of real estate	82,099		46,513	30,261
Gain (loss) on extinguishment of debt	—		2,367	(4,757)
Gain from consolidation of previously unconsolidated entity	—		18,742	—
Transaction and related costs	—		—	(2,984)
Subordinated performance fee due upon termination to affiliate	—		—	(1,678)
Total other income, net	25,650		7,888	48,322
Net loss before income taxes	(139,901)		(36,746)	(12,498)
Income tax provision	(6,576)		(4,924)	—
Net loss	(146,477)		(41,670)	(12,498)
Net loss (income) attributable to noncontrolling interests	2,326		(530)	2,310
Net loss attributable to redeemable noncontrolling interest	—		81	146
Preferred stock dividends	—		(1,123)	(913)
Net loss attributable to common stockholders	$(144,151)	,	$(43,242)	$(10,955)
Net loss per common share, basic and diluted	$(1.39)		$(0.44)	$(0.11)
Weighted-average number of common shares outstanding, basic and diluted	103,642,866		103,522,696	96,967,983
See accompanying notes to consolidated financial statements.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands, except share amounts)

			Additional Paid-in Capital	Cumulative Distributions and Net Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Common Stock
	Shares	Amounts
Balance, December 31, 2020	98,054,582	$979	$831,295	$(325,720)	$506,554	$13,158	$519,712
Net loss	—	—	—	(10,955)	(10,955)	(2,310)	(13,265)
Transfers from redeemable common stock, net	—	—	180	—	180	—	180
Redemptions of common stock	(3,329,064)	(32)	(30,986)	—	(31,018)	—	(31,018)
Distributions declared	—	—	—	(11,016)	(11,016)	—	(11,016)
Other offering costs	—	—	(15)	—	(15)	—	(15)
Repurchase and change in classification of restricted stock	(584,267)	(6)	21,123	—	21,117	—	21,117
Noncontrolling interest contribution	—	—	—	—	—	183	183
Noncontrolling interests buyout	—	—	(3,157)	—	(3,157)	(662)	(3,819)
Balance, December 31, 2021	94,141,251	$941	$818,440	$(347,691)	$471,690	$10,369	$482,059
Net (loss) income	—	—	—	(43,242)	(43,242)	530	(42,712)
Stock distribution issued	10,421,149	104	98,999	(99,103)	—	—	—
Adjustment to redemption value of redeemable noncontrolling interest	—	—	—	(3,946)	(3,946)	—	(3,946)
Adjustment to redemption value of noncontrolling cumulative convertible redeemable preferred stock	—	—	—	(1,800)	(1,800)	—	(1,800)
Transfers to redeemable common stock payable, net	—	—	(1,954)	—	(1,954)	—	(1,954)
Redemptions of common stock	(630,317)	(6)	(6,010)	—	(6,016)	—	(6,016)
Acquisition of noncontrolling interest	—	—	—	—	—	1,125	1,125
Noncontrolling interest contributions	—	—	—	—	—	300	300
Noncontrolling interests distributions	—	—	(2,431)	—	(2,431)	(8,232)	(10,663)
Balance, December 31, 2022	103,932,083	$1,039	$907,044	$(495,782)	$412,301	$4,092	$416,393
Net loss	—	—	—	(144,151)	(144,151)	(2,326)	(146,477)
Transfers from redeemable common stock, net	—	—	424	—	424	—	424
Redemptions of common stock	(621,435)	(6)	(6,419)	—	(6,425)	—	(6,425)
Noncontrolling interests distributions	—	—	—	—	—	(1,094)	(1,094)
Noncontrolling interests contributions	—	—	—	—	—	543	543
Balance, December 31, 2023	103,310,648	$1,033	$901,049	$(639,933)	$262,149	$1,215	$263,364
See accompanying notes to consolidated financial statements.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2023	2022	2021
Cash Flows from Operating Activities:
Net loss	$(146,477)	$(41,670)	$(12,498)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Impairment charges on real estate and related intangibles	64,849	18,493	10,971
Loss from unconsolidated entities, net	54,758	8,019	1,373
Depreciation and amortization	47,868	51,930	58,871
Loss (gain) on real estate equity securities	4,598	51,943	(28,632)
Gain on sale of real estate	(82,099)	(46,513)	(30,261)
Unrealized (gain) loss on interest rate caps	(165)	(1,530)	11
Deferred rent	(176)	(2,582)	(1,890)
Amortization of above- and below-market leases, net	(255)	(1,007)	(1,278)
Amortization of deferred financing costs and debt discount and premium, net	9,572	8,511	5,878
Foreign currency transaction loss (gain), net	18,712	(29,038)	7,445
Impairment charges on goodwill	4,488	8,098	2,808
Gain from consolidation of previously unconsolidated entity	—	(18,742)	—
(Gain) loss on extinguishment of debt	—	(2,367)	4,757
Subordinated performance fee due upon termination to affiliate	—	—	1,678
Changes in assets and liabilities:
Rents and other receivables, net	(575)	2,589	1,363
Prepaid expenses and other assets	(3,271)	(2,069)	(1,670)
Accounts payable and accrued liabilities	3,807	(3,159)	(207)
Due to affiliates	4,622	198	(975)
Other liabilities	(4,601)	10,748	(1,716)
Net cash (used in) provided by operating activities	(24,345)	11,852	16,028
Cash Flows from Investing Activities:
Improvements to real estate	(24,081)	(31,110)	(19,038)
Proceeds from sales of real estate, net of deposits applied	116,318	151,178	194,711
Purchase of interest rate caps	(1,236)	(556)	(18)
Contributions to unconsolidated entities	(31,428)	(23,780)	(10,539)
Distribution of capital from an unconsolidated entity	1,144	569	—
(Payments on) proceeds from foreign currency derivatives, net	(30,209)	(984)	1,198
Proceeds from the sale of real estate equity securities	13,946	—	14,439
Proceeds for development obligations	12,005	—	6,203
Funding for development obligations	(8,689)	(7,934)	—
Acquisitions of real estate, net of cash acquired	—	(6,689)	(4,818)
Cash and restricted cash received upon consolidation of previously unconsolidated entity	—	1,834	—
Advances to affiliate	—	(1,200)	(7,040)
Proceeds from advances due from affiliates	—	8,239	—
Escrow deposits for pending real estate sales	—	17,000	—
Net cash provided by investing activities	47,770	106,567	175,098
Cash Flows from Financing Activities:
Proceeds from notes and bonds payable	98,502	188,106	358,931
Principal and related payments on notes payable	(111,243)	(192,268)	(473,133)
Payments of deferred financing costs	(5,416)	(4,770)	(8,463)
Payments to redeem common stock	(6,425)	(6,007)	(31,018)
Noncontrolling interests contributions	543	300	183
Noncontrolling interests distributions	(1,094)	(9,538)	—
Payments to repurchase restricted stock	—	—	(5,656)
Payment of prepaid other offering costs	—	—	(227)
Payment for redeemable noncontrolling interests	—	(6,687)	—
Distributions paid	—	(11,016)	—
Preferred dividends paid	—	(1,123)	(913)
Acquisition of noncontrolling interest	—	(1,125)	(3,819)
Payments to redeem noncontrolling cumulative convertible redeemable preferred stock	—	(16,934)	—
Other financing proceeds, net	—	—	2,367
Net cash used in financing activities	(25,133)	(61,062)	(161,748)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,127)	(3,744)	1,734
Net (decrease) increase in cash, cash equivalents and restricted cash	(3,835)	53,613	31,112
Cash, cash equivalents and restricted cash, beginning of period	159,044	105,431	74,319
Cash, cash equivalents and restricted cash, end of period	$155,209	$159,044	$105,431
See accompanying notes to consolidated financial statements.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

Reconciliation of cash, cash equivalents and restricted cash were as follows:

	Years Ended December 31,
	2023	2022	2021
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$99,160	$97,931	$84,172
Restricted cash	56,049	61,113	21,259
Total cash, cash equivalents and restricted cash	$155,209	$159,044	$105,431

Supplemental cash flow and significant noncash transactions disclosures were as follows:

	Years Ended December 31,
	2023	2022	2021
Supplemental Disclosure of Cash Flow Information:
Interest paid, net of capitalized interest of $3,748, $2,529, and $2,055 for the years ended December 31, 2023, 2022, and 2021, respectively	$58,884	$38,663	$34,240
Income taxes paid	11,500	—	—
Supplemental Disclosure of Significant Noncash Transactions:
Assets acquired in the consolidation of PORT II	—	137,569	—
Liabilities assumed in the consolidation of PORT II	—	85,096	—
Accrued improvements to real estate	4,108	3,827	2,660
Accrued development obligations	11,213	7,896	11,870
Redeemable common stock payable	2,214	2,638	684
Deposit applied to sale of real estate	7,528	—	—
Dividends declared, but not yet paid	—	—	11,016
PPP notes forgiveness	—	2,367	1,500
Adjustment to redemption value of redeemable noncontrolling interest	—	3,946	—
Adjustment to redemption value of noncontrolling cumulative convertible redeemable preferred stock	—	1,800	—
See accompanying notes to consolidated financial statements.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

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
Subject to certain restrictions and limitations, the business of the Company is externally managed by Pacific Oak Advisors, LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement (the “Advisory Agreement”) which is currently effective through November 1, 2024; however, the Company or the Advisor may terminate the Advisory Agreement without cause or penalty upon providing 60 days’ written notice. The Advisor conducts the Company’s operations and manages its portfolio of real estate and other real estate-related investments, with the exception of the Company’s residential home portfolio. The Company’s residential home portfolio, held through its subsidiary Pacific Oak Residential Trust, Inc. (“PORT”), is managed by an affiliate of the Advisor.
On January 8, 2009, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a minimum of 250,000 shares and a maximum of 140,000,000 shares of common stock for sale to the public, of which 100,000,000 shares were registered in a primary offering and 40,000,000 shares were registered to be sold under the Company’s dividend reinvestment plan. The SEC declared the Company’s registration statement effective on November 20, 2009. The Company ceased offering shares of common stock in its primary offering on November 14, 2012 and suspended offering shares under its dividend reinvestment plan as of March 28, 2023.
The Company sold 56,584,976 shares of common stock in its primary offering for gross offering proceeds of $561.7 million. As of March 28, 2023, the Company indefinitely suspended offering shares of common stock under the dividend reinvestment plan to minimize administrative costs. On October 5, 2020, Pacific Oak Strategic Opportunity REIT II, Inc. ("POSOR II") merged with an indirect subsidiary of the Company (the “Merger”). At the effective time of the Merger, each issued and outstanding share of POSOR II’s common stock converted into 0.9643 shares of the Company’s common stock or 28,973,906 shares. Also, as of December 31, 2023, the Company had redeemed 28,573,292 shares for $330.5 million. As of December 31, 2023, the Company had issued 36,398,447 shares of common stock in connection with special dividends.
As of December 31, 2023, the Company consolidated nine office complexes, one residential home portfolio consisting of 2,182 residential homes, two apartment properties containing 609 units, one hotel property with 196 rooms, four investments in undeveloped land with approximately 581 developable acres, one office/retail development property, held an interest in three investments in unconsolidated entities and held two investments in real estate equity securities.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of the Company, REIT Holdings, the Operating Partnership, Pacific Oak SOR BVI and their direct and indirect wholly owned subsidiaries, and joint ventures in which the Company has a controlling interest and VIEs in which the Company is the primary beneficiary. All significant intercompany balances and transactions were eliminated in consolidation.
The consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification and the rules and regulations of the SEC.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2023
Liquidity
The Company generally finances its real estate investments using notes payable that are typically structured as non-course secured mortgages with maturities of approximately three to five years, with short term extension options available upon the Company meeting certain debt covenants. Additionally, the Company has issued Series B and C bonds in Israel to finance its real estate investments and has maturities of approximately three to six years. Each reporting period management evaluates the Company’s ability to continue as a going concern by evaluating conditions and events, including assessing the liquidity needs to satisfy upcoming debt obligations and the ability to satisfy debt covenant requirements. The Company has $289.0 million of debt obligations coming due within one year following the report issuance date. On January 31, 2024, the Company made the first principal installment payment of 388.1 million Israeli new shekels (approximately $106.6 million as of January 31, 2024) in connection with its Series B bonds. In order to satisfy obligations as they mature, management will evaluate its options and may seek to utilize extension options (if available) in the respective loan agreements, may make partial loan repayments to meet debt covenant requirements, may seek to refinance certain debt instruments, may sell real estate equity securities to convert to cash to make principal payments, may market one or more properties for sale or may negotiate a turnover of one or more secured properties back to the related mortgage lender and remit payment for any associated loan guarantee. Historically, the Company has successfully refinanced debt instruments or utilized extension options in order to satisfy debt obligations as they come due and has not negotiated a turnover of a secured property back to a lender, though the Company may utilize such option if necessary. In addition, the Company has also agreed to fund expenditures and improvements to the 110 William joint venture of $105.0 million, of which $76.6 million is outstanding as of December 31, 2023. The Company plans to fund this obligation primarily through the combination of one or more: cash on hand, asset sales, debt refinancing or issuing additional debt. Based upon these plans, and the plans described above, management believes it will have sufficient liquidity to satisfy its obligations as they come due and to continue as a going concern. There can be no assurance as to the certainty or timing of any of management’s plans. Refer to Note 5 for further discussion.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions, including fair value estimates for real estate, which affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.
Reclassifications
Certain amounts in the accompanying consolidated balance sheets have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of the prior period. During the year ended December 31, 2023, the Company disposed of a vacant building within the Madison Square office complex in Phoenix, Arizona (“Madison Square School”) and 274 residential homes. As a result, certain assets and liabilities were reclassified to held for sale in the accompanying consolidated balance sheets for all periods presented.
Revenue Recognition
Lessor Accounting
The Company recognizes minimum rent, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related leases when collectibility is determined to be probable and records amounts expected to be received in later years as deferred rent receivable. In accordance with Topic 842, tenant reimbursements for property taxes and insurance are included in the single lease component of the lease contract (the right of the lessee to use the leased space) and therefore are accounted for as variable lease payments and are recorded as rental income in the accompanying consolidated statements of operations. In addition, the Company adopted the practical expedient available under Topic 842 to not separate nonlease components from the associated lease component and instead to account for those components as a single component if the nonlease components otherwise would be accounted for under the revenue recognition standard (Topic 606) and if certain conditions are met, specifically related to tenant reimbursements for common area maintenance which would otherwise be accounted for under the revenue recognition standard. The Company believes the two conditions have been met for tenant reimbursements for common area maintenance as (i) the timing and pattern of transfer of the nonlease components and associated lease components are the same and (ii) the lease component would be classified as an operating lease. Accordingly, tenant reimbursements for common area maintenance are also accounted for as variable lease payments and recorded as rental income in the accompanying consolidated statements of operations.
If the lease provides for tenant improvements, the Company determines whether the tenant improvements, for accounting purposes, are owned by the tenant or the Company. When the Company is the owner of the tenant improvements, the tenant is

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2023
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
The Company, as a lessor, records costs to negotiate or arrange a lease that would have been incurred regardless of whether the lease was obtained, such as legal costs incurred to negotiate an operating lease, as an expense and classify such costs as operating, maintenance, and management expense in the accompanying consolidated statements of operations.
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
Real Estate Investments
Real Estate Acquisition Valuation

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2023
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
Depreciation and Amortization
Real estate costs related to the acquisition and improvement of properties are capitalized and depreciated over the expected useful life of the asset on a straight-line basis. Repair and maintenance costs are charged to expense as incurred and significant replacements and betterment are capitalized. Repair and maintenance costs include all costs that do not extend the useful life of the real estate asset. The Company considers the period of future benefit of an asset to determine its appropriate useful life. Expenditures for tenant improvements are capitalized and amortized over the shorter of the tenant’s lease term or expected useful life. The Company anticipates the estimated useful lives of its assets by class to be generally as follows:

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

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2023
Impairment Charges on Real Estate and Related Intangibles
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangibles may not be recoverable or realized. Such indicators of potential impairment may include an assessment of management's intended hold period and disposition strategy, a significant decrease in market price, expected future undiscounted cash flows, current industry and market trends and other factors including bona fide purchase offers received from third parties in making this assessment. When indicators of potential impairment suggest that the carrying value of real estate and related intangibles may not be recoverable, the Company assesses the recoverability by estimating whether the Company will recover the carrying value of the real estate and related intangibles through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of the real estate and related intangibles, the Company would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangibles. The Company recorded an impairment loss of $64.8 million, $18.5 million, and $11.0 million on its real estate and related intangibles during the years ended December 31, 2023, 2022, and 2021, respectively. See Note 6 for further discussion.
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
Real Estate Held for Sale
The Company generally considers real estate to be “held for sale” when the following criteria are met: (i) management commits to a plan to sell the property, (ii) the property is available for sale immediately, (iii) the property is actively being marketed for sale at a price that is reasonable in relation to its current fair value, (iv) the sale of the property within one year is considered probable and (v) significant changes to the plan to sell are not expected. Real estate that is held for sale and its related assets are classified as real estate held for sale and assets related to real estate held for sale, respectively, for all periods presented in the accompanying consolidated balance sheets. Notes payable and other liabilities related to real estate held for sale are classified as notes payable related to real estate held for sale and liabilities related to real estate held for sale, respectively, for all periods presented in the accompanying consolidated balance sheets. Real estate classified as held for sale is no longer depreciated and is reported at the lower of its carrying value or its estimated fair value less estimated costs to sell. Operating results and related gains on sale of properties that were disposed of or classified as held for sale in the ordinary course of business are included in continuing operations in the accompanying consolidated statements of operations.
Sale of Real Estate
The Company’s sales of real estate would be considered a sale of a nonfinancial asset. The Company determines it does not have a controlling financial interest in the entity that holds the asset and the arrangement meets the criteria to be accounted for as a contract, the Company would derecognize the asset and recognize a gain or loss on the sale of the real estate when control of the underlying asset transfers to the buyer. See Note 4 for further discussion.
Real Estate Equity Securities
These investments are carried at their estimated fair value based on quoted market prices for the security, net of any discounts for restrictions on the sale of the security. Transaction costs that are directly attributable to the acquisition of real estate equity securities are capitalized to its cost basis.
For the year ended December 31, 2023, the Company recognized a realized gain on real estate equity securities of $5.5 million and an unrealized loss on real estate equity securities of $10.1 million. For the year ended December 31, 2022, the Company did not recognize realized gains or losses on real estate equity securities and recognized an unrealized loss on real estate equity securities of $51.9 million. For the year ended December 31, 2021, the Company recognized a realized gain on real estate equity securities of $3.0 million and an unrealized gain on real estate equity securities of $25.6 million.
Dividend Income from Real Estate Equity Securities
Dividend income from real estate equity securities is recognized on an accrual basis based on eligible shares as of the ex-dividend date.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2023
Goodwill
Goodwill represents the excess of consideration paid over the fair value of underlying identifiable net assets of the business acquired. The Company's goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company takes a qualitative approach to consider whether an impairment of goodwill exists prior to quantitatively determining the fair value of the reporting unit in step one of the impairment test. The Company performs its annual assessment on October 1st. The Company recorded impairment charges on goodwill of $4.5 million, $8.1 million and $2.8 million for the years ended December 31, 2023, 2022 and 2021, respectively. See Note 6 for further discussion.
Investments in Unconsolidated Entities
The Company uses the equity method of accounting for investments in unconsolidated entities that qualify as VIEs where the Company is not the primary beneficiary and other entities that the Company does not control, but has the ability to exercise significant influence over the operating and financial policies of the investee. The Company recognizes its share of the ongoing income or loss from the unconsolidated entities as equity in income or loss from unconsolidated entities in the consolidated statements of operations.
The Company evaluates the investments for both qualitative and quantitative events or changes in circumstances that indicate there may be an other-than-temporary impairment. The amount of loss recognized is the excess of the investment’s carrying amount over its estimated fair value. The aforementioned factors are taken into consideration as a whole by management in determining the valuation of our equity method investments.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Cash and cash equivalents were stated at cost, which approximates fair value. There were no restrictions on the use of the Company’s cash and cash equivalents as of December 31, 2023 and 2022.
The Company’s cash and cash equivalents balance exceeded federally insurable limits as of December 31, 2023. The Company monitors the cash balances in its operating accounts and adjusts the cash balances as appropriate; however, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.
Interest Income from Cash and Cash Equivalents
The Company recognizes interest income on its cash and cash equivalents as it is earned and records such amounts as other interest income.
Restricted Cash
Restricted cash is comprised of lender impound reserve accounts on the Company’s borrowings for security deposits, property taxes, insurance, debt service obligations, capital improvements and replacements, and escrow deposits for future real estate sales.
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
Fair Value Measurements
The Company measures certain assets and liabilities at fair value on a recurring basis. In addition, the Company measures other assets and liabilities at fair value on a non-recurring basis. Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2023
The GAAP fair value framework uses a three-tiered approach. Fair value measurements were classified and disclosed in one of the following three categories:
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
December 31, 2023
•Unless the shares are being redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined under the share redemption program), the Company may not redeem shares until the stockholder has held the shares for one year.
•During any calendar year, the Company may redeem only the number of shares that the Company can purchase with the amount of net proceeds from the sale of shares under its dividend reinvestment plan during the prior calendar year; provided, however, that this limit may be increased or decreased by us upon ten business days’ notice to the Company’s stockholders. To the extent that the Company redeems less than the number of shares that the Company can purchase in any calendar year with the amount of net proceeds from the sale of shares under the Company’s dividend reinvestment plan during the prior calendar year plus any additional funds approved by the Company, such excess capacity to redeem shares during any calendar year shall be added to the Company’s capacity to otherwise redeem shares during the subsequent calendar year. We indefinitely suspended the dividend reinvestment plan as of March 28, 2023. Furthermore, during any calendar year, the Company may redeem no more than 5% of the weighted-average number of shares outstanding during the prior calendar year.
•The Company has no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.
•During any calendar year, once the Company has received requests for redemptions, whether in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence”, or otherwise, that if honored, and when combined with all prior redemptions made during the calendar year, would result in the amount of remaining funds available for the redemption of additional shares in such calendar year being $1.0 million or less, the last $1.0 million of available funds shall be reserved exclusively for shares being redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence.” To the extent that, in the last month of any calendar year, the amount of redemption requests in connection with a stockholder’s death, “qualifying disability or “determination of incompetence” is less than the amount of available funds reserved for such redemptions in accordance with the previous sentence, any excess funds may be used to redeem shares not in connection with a stockholder’s death, “qualifying disability or “determination of incompetence” during such month.
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
•In addition to the capacity from the bullet above, during the year ended December 31, 2023, the Company’s board of directors has made available $6.0 million for redemptions in connection with a stockholder's death, “qualifying disability”, or “determination of incompetence”.
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
The Company records amounts that were redeemable under the share redemption program as redeemable common stock payable in the accompanying consolidated balance sheets because the shares will be mandatorily redeemable at the option of the holder and therefore their redemption will be outside the control of the Company.
The Company classifies as liabilities financial instruments that represent a mandatory obligation of the Company to redeem shares. The Company’s redeemable common shares are contingently redeemable at the option of the holder. When the

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2023
Company determines it has a mandatory obligation to repurchase shares under the share redemption program, it will reclassify such obligations from temporary equity to a liability based upon their respective settlement values.
The Company limits the dollar value of shares that may be redeemed under the program as described above. During the year ended December 31, 2023, the Company had redeemed $6.4 million of common stock under the share redemption program. The Company processed all redemption requests received in good order and eligible for redemption through the December 31, 2023 redemption date, except for 14,054,271 shares totaling $107.2 million due to the limitations described above. The Company recorded $2.2 million and $2.6 million of redeemable common stock payable on the Company’s balance sheets as of December 31, 2023 and 2022, respectively, related to unfulfilled redemption requests received in good order under the share redemption program. Based on the twelfth amended and restated share redemption program, the Company has $2.2 million available for redemptions during 2024, subject to the limitations described above.
Related Party Transactions
Pursuant to its advisory agreements with the Advisor and its affiliates, the Company is obligated to pay the Advisor and its affiliates specified fees upon the provision of certain services related to the investment of funds in real estate and real estate-related investments, management of the Company’s investments and for other services (including, but not limited to, the disposition of investments). The Company is or was obligated to reimburse the Advisor for acquisition and origination expenses and certain operating expenses incurred on behalf of the Company or incurred in connection with providing services to the Company. In addition, the Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the applicable advisory agreement. See Note 7 for further details.
The Company records all related party fees as incurred, subject to any limitations described in the advisory agreement. The Company had not incurred any subordinated participation in net cash flows or subordinated incentive listing fees payable to the Advisor through December 31, 2023.
Foreign Currency Transactions
The U.S. Dollar is the Company’s functional currency. Transactions denominated in currency other than the Company’s functional currency were recorded upon initial recognition at the exchange rate on the date of the transaction. After initial recognition, monetary assets and liabilities denominated in foreign currency were remeasured at each reporting date into the foreign currency at the exchange rate on that date. Exchange rate differences, other than those accounted for as hedging transactions, were recognized as foreign currency transaction gain or loss in the accompanying consolidated statements of operations.
Derivative Instruments
The Company enters into derivative instruments for risk management purposes to hedge its exposure to cash flow variability caused by changing interest rates on its variable rate notes payable. Additionally, the Company enters into derivative instruments such as cross currency swaps, puts or calls for risk management purposes to hedge its exposure to variability in foreign currency exchange rates of the Israeli new shekel versus the U.S. Dollar. Pursuant to these agreements, the Company may deposit collateral with a counterparty and may pay a fee equal to a fixed percentage of the value of the underlying security (notional amount). The Company may be required to deposit additional collateral equal to the unrealized appreciation or depreciation on the underlying asset. The Company records these derivative instruments at fair value as prepaid expenses and other assets in the accompanying consolidated balance sheets. The changes in fair value for derivative instruments that were not designated as a hedge or that did not meet the hedge accounting criteria were recorded as interest expense or foreign currency transaction gain or loss in the accompanying consolidated statements of operations.
Income Taxes
The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the Company’s annual REIT taxable income to its stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to federal income tax to the extent it distributes qualifying dividends to its stockholders. The Company conducts certain business activities through taxable REIT subsidiaries. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially and adversely affect the

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2023
Company’s net income or loss and net cash available for distribution to stockholders. However, the Company intends to organize and operate in such a manner as to qualify for treatment as a REIT.
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
The Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. Neither the Company nor its subsidiaries have been assessed interest or penalties by any major tax jurisdictions. The Company’s evaluations were performed for all open tax years through December 31, 2023. As of December 31, 2023, returns for the calendar year 2019 through 2022 remain subject to examination by major tax jurisdictions.
The Company’s hotel property is leased to a wholly-owned taxable REIT subsidiary, which in turn contracts with an independent hotel management company that manages the day-to-day operations of the Company’s hotel. Lease revenue generated from the taxable REIT subsidiary is eliminated in consolidation.
Segments
The Company operates in three reportable business segments: opportunistic real estate and real estate-related investments, residential homes, and hotel, which is how the Company's management manages the business. In general, the Company intends to hold its investments in opportunistic real estate and other real estate-related assets for capital appreciation. Traditional performance metrics of opportunistic real estate and other real estate-related assets may not be meaningful as these investments are generally non-stabilized and do not provide a consistent stream of interest income or rental revenue. These investments exhibit similar long-term financial performance and have similar economic characteristics. These investments typically involve a higher degree of risk and do not provide a constant stream of ongoing cash flows. As a result, the Company’s management views opportunistic real estate and other real estate-related assets as similar investments and aggregated into one reportable business segment. The Company owns residential homes in 18 markets and are all aggregated into one reportable business segment due to the homes being stabilized, having high occupancy rates and have similar economic characteristics. Additionally, the Company owned one hotel as of December 31, 2023 and is a separate reportable business segment due to the nature of the hotel business with short-term stays.
Per Share Data
The Company applies the two-class method when computing its basic and diluted earnings per share. Net loss is allocated to the unvested restricted stock payable outstanding during each year, as the restricted stock contains non-forfeitable rights to distributions and is therefore considered a participating security. The Company's unvested restricted stock payable have been included in the calculation of basic and diluted earnings per share for the years ended December 31, 2023, 2022 and 2021, as the restriction is not contingent on any conditions except the passage of time. Potential common shares consist of unvested restricted stock, using the more dilutive of either the two-class method or the treasury stock method.
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
The following table summarizes the computation of basic and diluted net loss per common share for the years ended December 31, 2023, 2022 and 2021 (in thousands, except per share data):

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2023

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net loss	$(146,477)	$(41,670)	$(12,498)
Net loss (income) attributable to noncontrolling interests	2,326	(530)	2,310
Net loss attributable to redeemable noncontrolling interest	—	81	146
Preferred stock dividends	—	(1,123)	(913)
Adjustment to redemptions value of noncontrolling cumulative convertible redeemable preferred stock	—	(1,800)	—
Net loss attributable to common stockholders (for net loss per common share, basic and diluted)	$(144,151)	$(45,042)	$(10,955)

Denominator:
Weighted-average number of common shares outstanding, basic and diluted	103,642,866	103,522,696	96,967,983

Net loss per common share, basic and diluted	$(1.39)	$(0.44)	$(0.11)
Square Footage, Occupancy and Other Measures
Any references to square footage, acreage, occupancy or annualized base rent are unaudited and outside the scope of the Company’s independent registered public accounting firm’s review of the Company’s consolidated financial statements in accordance with the standards of the United States Public Company Accounting Oversight Board.
Recently Issued Accounting Standards Updates
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The guidance in this update is effective for all public entities for fiscal years beginning after December 15, 2023, with early adoption permitted. The Company is currently evaluating the effect the adoption of this ASU may have on the Company’s disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which improves income tax disclosure requirements, primarily through disclosure requirements in specified categories with respect to the reconciliation of the effective tax rates. The guidance in this update is effective for all public entities for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the effect the adoption of this ASU may have on the Company’s disclosures.

3.     REAL ESTATE HELD FOR INVESTMENT
As of December 31, 2023, the Company consolidated nine office complexes, encompassing, in the aggregate, approximately 3.2 million rentable square feet and these properties were 68% occupied. In addition, the Company owned one residential home portfolio consisting of 2,182 residential homes, and two apartment properties containing 609 units, which were 93% and 96% occupied, respectively. The Company also owned one hotel property with 196 rooms, four investments in undeveloped land with approximately 581 developable acres, and one office/retail development property. The following table summarizes the Company’s real estate held for investment as of December 31, 2023 and 2022, respectively (in thousands):

	December 31, 2023	December 31, 2022
Land	$253,342	$264,537
Buildings and improvements	991,667	1,033,318
Tenant origination and absorption costs	17,080	27,644
Total real estate, cost	1,262,089	1,325,499
Accumulated depreciation and amortization	(167,335)	(140,213)
Total real estate, net	$1,094,754	$1,185,286

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2023
Operating Leases
Certain of the Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of December 31, 2023, the leases, excluding options to extend apartment leases and residential home leases, which have terms that are generally one year or less, had remaining terms of up to 16.7 years with a weighted-average remaining term of 3.3 years. Some of the leases have provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from tenants in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash and assumed in real estate acquisitions related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $5.9 million and $6.5 million as of December 31, 2023 and 2022, respectively.
During the years ended December 31, 2023, 2022 and 2021, the Company recognized deferred rent from tenants of $0.2 million, $2.6 million, and $1.9 million, respectively, net of lease incentive amortization. As of December 31, 2023 and 2022, the cumulative deferred rent receivable balance, including unamortized lease incentive receivables, was $19.1 million and $18.3 million, respectively, and is included in rents and other receivables, net in the accompanying consolidated balance sheets. The cumulative deferred rent receivable balance included $2.5 million and $2.8 million of unamortized lease incentives as of December 31, 2023 and 2022, respectively.
As of December 31, 2023, the future minimum rental income from the Company’s office complexes, under non-cancelable operating leases was as follows (in thousands):

2024	$59,242
2025	52,291
2026	39,590
2027	31,985
2028	25,035
Thereafter	48,942
$257,085
Hotel
The following table provides detailed information regarding the Company’s hotel revenues for its two hotel properties (the Springmaid Beach Resort was sold on September 1, 2022) for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021
Hotel revenues:
Room	$7,981	$23,834	$22,889
Other	1,172	6,915	7,917
Hotel revenues	$9,153	$30,749	$30,806
Contract Liabilities
The following table summarizes the Company’s contract liabilities, which are comprised of: hotel advanced deposits, deferred proceeds received from the buyers of the Park Highlands land sales, and value of Park Highlands land that was contributed to a master association, which are included in other liabilities in the accompanying consolidated balance sheets, as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023	December 31, 2022
Contract liabilities	$23,783	$23,904
Revenue and other income recognized in the period from:
Amounts included in contract liabilities at the beginning of the period	$16,192	$9,215

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2023
Geographic Concentration Risk
As of December 31, 2023, the Company’s real estate investments in California and Georgia represented 18.9% and 10.8%, respectively, of the Company’s total assets. As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the California and Georgia real estate markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.
Impairment of Real Estate
During the year ended December 31, 2023, the Company recorded impairment charges on real estate in the aggregate of $64.8 million, to write down the carrying value of three strategic opportunistic properties to their estimated fair values due to increases in the discount and terminal cap rate assumptions, decreases in projected cash flows, and changes in sales comparisons.
During the year ended December 31, 2022, the Company recorded impairment charges on real estate in the aggregate of $18.5 million, to write down the carrying value of two strategic opportunistic properties to their estimated fair value due to a change in the projected hold period and related decrease in projected cash flows. Additionally, the Company determined that based on the amended sale price of one hotel, the book value was not recoverable and the Company wrote down the carrying value of the hotel by $2.5 million.
During the year ended December 31, 2021, the Company recorded impairment charges on real estate in the aggregate of $11.0 million, to write down the carrying value of two strategic opportunistic properties to their estimated fair value due to increases in the discount and terminal cap rate assumptions and changes in sales comparisons.
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

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2023
Tenant Origination and Absorption Costs
As of December 31, 2023 and 2022, the Company’s tenant origination and absorption costs (included in real estate held for investment, net) were as follows (in thousands):

	Tenant Origination and Absorption Costs
	December 31, 2023	December 31, 2022
Cost	$17,080	$27,995
Accumulated Amortization	(10,049)	(13,987)
Net Amount	$7,031	$14,008
During the years ended December 31, 2023, 2022 and 2021, the Company recognized tenant origination and absorption cost amortization expense of $5.0 million, $9.9 million, and $15.2 million, respectively.
The remaining unamortized balance for these outstanding intangible assets and liabilities as of December 31, 2023 will be amortized for the years ending December 31 as follows (in thousands):

Tenant Origination and Absorption Costs
2024	$(2,739)
2025	(1,782)
2026	(807)
2027	(352)
2028	(261)
Thereafter	(1,090)
$(7,031)
Weighted-Average Remaining Amortization Period	4.7 years

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2023
4.    REAL ESTATE DISPOSITIONS
During the year ended December 31, 2023, the Company disposed of Madison Square School, 186 developable acres of undeveloped land and 274 residential homes. During the year ended December 31, 2022, the Company disposed of two office buildings, one hotel and approximately 67 developable acres of undeveloped land. During the year ended December 31, 2021, the Company disposed of one office building and approximately 193 developable acres of undeveloped land. As a result of the dispositions, certain assets and liabilities were reclassified to held for sale in the accompanying consolidated balance sheets and gains from the dispositions are recorded as gain on sale of real estate in the accompanying consolidated statements of operations. The purchasers were not affiliated with the Company nor the Advisor.
During the year ended December 31, 2023, the Company sold 274 residential homes, from the Company’s residential homes segment, for proceeds of $37.2 million, net of closing costs and adjustments. The Company recognized a gain on sale of real estate of $5.6 million related to the disposition. In connection with the sales, the Company repaid $17.6 million of the outstanding principal balance due under secured mortgage loans.
In October 2023, the Company sold approximately 115 developable acres of Park Highlands undeveloped land, from the Company’s strategic opportunistic properties segment, for proceeds of $46.7 million, net of closing costs and credits of $9.3 million for future development obligations and before deposits of $7.5 million. The Company recognized a pre-tax gain on sale of real estate of $43.7 million related to the disposition. In addition, the land parcels were held and sold through one of the Company’s taxable REIT subsidiaries (“TRS”) for certain tax planning purposes and to ensure preservation of the Company’s REIT status. For purposes of the determination of U.S. federal and state income taxes, the Company’s TRS record current or deferred income taxes based on differences (both permanent and timing) between the determination of their taxable income and net income under GAAP. In connection with the Park Highlands sales, the Company recorded an income tax provision of $3.3 million at the TRS level. There were no state taxes related to this disposition.
In May 2023, the Company sold the Madison Square School, from the Company’s strategic opportunistic properties segment, for proceeds of $6.4 million, before closing costs and credits of $0.3 million. The Company recognized a gain on sale of real estate of $3.3 million related to the disposition. Subsequent to the sale, the Madison Square office complex had three office buildings remaining.
In February 2023, the Company sold approximately 71 developable acres of undeveloped land in Park Highlands, from the Company’s strategic opportunistic properties segment, for proceeds of $34.5 million, net of closing costs and credits of $1.9 million for future development obligations. The Company recognized a pre-tax gain on sale of real estate of $29.5 million related to the disposition in the accompanying consolidated statements of operations. In addition, the land parcels were held and sold through one of the Company’s TRS for certain tax planning purposes and to ensure preservation of the Company’s REIT status. In connection with the Park Highlands sales, the Company recorded an income tax provision of $3.3 million at the TRS level. There were no state taxes related to this disposition.
In November 2022, the Company sold approximately 67 developable acres of Park Highlands undeveloped land, from the Company’s strategic opportunistic properties segment, for $55.0 million, before closing costs and credits. The Company recognized a pre-tax gain on sale of $42.8 million related to the land sale. In addition, the land parcels were held and sold through one of the Company’s TRS for certain tax planning purposes and to ensure preservation of the Company’s REIT status. In connection with the Park Highlands sale, the Company recorded an income tax provision of $4.9 million at the TRS level. There were no state taxes related to this disposition.
In September 2022, the Company sold the Springmaid Beach Resort, from the Company’s hotel segment for $91.0 million, before closing costs and credits. The carrying value of the Springmaid Beach Resort as of the disposition date was $87.2 million, which was net of $3.4 million of accumulated depreciation and amortization and $2.5 million of impairment charges. In connection with the sale of the Springmaid Beach Resort, the Company repaid $53.0 million of the outstanding principal balance due under the mortgage loan secured by the Springmaid Beach Resort and $1.3 million of the proceeds were held for contingent repairs related to the property.
In January 2022, the Company sold two office buildings related to the Richardson Office portfolio, from the Company’s strategic opportunistic properties segment and containing 141,950 rentable square feet in Richardson, Texas (“Greenway Buildings”) for $11.0 million, before closing costs and credits. The carrying value of the Greenway Buildings as of the disposition date was $5.6 million, which was net of $3.2 million of accumulated depreciation and amortization. In connection with the sale of the Greenway Buildings, the Company repaid $9.1 million of the outstanding principal balance due under the mortgage loan secured by the Greenway Buildings. The Company recognized a gain on sale of $3.6 million related to the disposition of the Greenway Buildings, net of closing costs and adjustments.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2023
In July 2021, the Company sold an office building containing 435,177 rentable square feet located on approximately 4.92 acres of land in Orange, California (“City Tower”), from the Company’s strategic opportunistic properties segment for $150.5 million, before closing costs and credits. The carrying value of City Tower as of the disposition date was $145.1 million, which was net of $20.5 million of accumulated depreciation and amortization. In connection with the sale of City Tower, the Company repaid $98.1 million of the outstanding principal balance due under the mortgage loan secured by City Tower. The Company recognized a gain on sale of $0.1 million, as well as a $0.1 million loss on extinguishment of debt related to the disposition of City Tower.
In June 2021, the Company sold approximately 193 developable acres of Park Highlands undeveloped land, from the Company’s strategic opportunistic properties segment for an aggregate sales price, net of closing credits, of $50.4 million, excluding closing costs. The Company recognized a gain on sale of $30.0 million related to the land sale, which is net of deferred profit of $2.6 million related to proceeds received from the purchaser for the value of land that was contributed to a master association which is consolidated by the Company.
The following table reconciles the U.S. federal statutory income tax rate to our effective income tax rate for the transaction’s taxable gain:

	Year Ended December 31,
	2023	2022	2021
U.S. federal statutory income tax rate	21%	21%	21%
Net capital loss carryforwards utilized	—%	(3)%	—%
Change in valuation allowance	—%	(1)%	(21)%
Effective rate	21%	17%	—%

There was no real estate held for sale as of December 31, 2023 and 2022, except where the Company retrospectively reclassified 2022 real estate as held for sale due to 2023 disposition activity. The operations of real estate properties sold and gain or losses on sales are included in continuing operations in the accompanying consolidated statements of operations. The following table summarizes certain revenues and expenses related to these properties for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Years Ended December 31,
	2023	2022	2021
Revenues
Rental income	$4,216	$4,105	$4,666
Hotel revenues	—	20,983	25,202
Other operating income	—	17	144
Total revenues	$4,216	$25,105	$30,012
Expenses
Operating, maintenance, and management	$1,265	$1,436	$2,486
Real estate taxes and insurance	1,346	917	1,163
Hotel expenses	—	12,669	16,301
Asset management fees to affiliate	523	774	1,082
Depreciation and amortization	1,079	2,126	3,403
Interest expense, net	1,147	4,734	6,378
Total expenses	$5,360	$22,656	$30,813

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2023
5.     NOTES AND BONDS PAYABLE
As of December 31, 2023 and December 31, 2022, the Company’s notes and bonds payable, including notes payable related to real estate held for sale, consisted of the following (dollars in thousands):

	Book Value as of December 31, 2023	Book Value as of December 31, 2022	Contractual Interest Rate as of December 31, 2023 (1)	Interest Rate at December 31, 2023 (1)	Payment Type (2)	Maturity Date (3)
Richardson Office Mortgage Loan	$12,209	$18,844	SOFR +3.50%	8.84%	Principal & Interest	11/01/2024
Series B Bonds (4)	321,724	331,213	3.93%	3.93%	(4)	01/31/2026
Series C Bonds (4)	99,461	—	9.00%	9.00%	(4)	06/30/2026
Crown Pointe Mortgage Loan	54,738	53,758	SOFR + 2.30%	7.64%	Interest Only	04/01/2025
Georgia 400 Center Mortgage Loan (6)	40,184	44,129	SOFR + 1.55%	6.89%	Interest Only	05/22/2024
PORT Mortgage Loan 1	34,967	51,302	4.74%	4.74%	Interest Only	10/01/2025
PORT Mortgage Loan 2	10,523	10,523	4.72%	4.72%	Interest Only	03/01/2026
PORT MetLife Loan	59,091	60,000	3.90%	3.90%	Interest Only	04/10/2026
PORT II Metlife Loan	93,388	93,701	3.99%	3.99%	Interest Only	04/10/2026
Q&C Hotel Mortgage Loan	24,579	24,784	SOFR + 3.50%	8.84%	Principal & Interest	1/31/2024 (5)
Lincoln Court Mortgage Loan (6)	33,310	35,314	SOFR + 3.25%	8.59%	Interest Only	08/07/2025
Lofts at NoHo Commons Mortgage Loan	68,451	71,536	SOFR + 2.18% (7)	7.52%	Interest Only	09/09/2024
Madison Square Mortgage Loan	17,962	17,964	4.63%	4.63%	Interest Only	10/07/2024
Four Pack Mortgage Loan (8)	175,234	—	BSBY + 2.75%	8.18%	Principal & Interest	09/01/2026
Oakland City Center Mortgage Loan (8)	—	87,000	(8)	(8)	(8)	(8)
Park Centre Mortgage Loan (8)	—	26,233	(8)	(8)	(8)	(8)
1180 Raymond Mortgage Loan (8)	—	31,070	(8)	(8)	(8)	(8)
The Marq Mortgage Loan (8)	—	60,796	(8)	(8)	(8)	(8)
Eight & Nine Corporate Centre Mortgage Loan (9)	—	47,945	(9)	(9)	(9)	(9)
Total Notes and Bonds Payable principal outstanding	1,045,821	1,066,112
Deferred financing costs and debt discount and premium, net (10)	(17,138)	(21,403)
Total Notes and Bonds Payable, net	$1,028,683	$1,044,709
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of December 31, 2023. The interest rate was calculated as the actual interest rate in effect as of December 31, 2023 (consisting of the contractual interest rate and contractual floor rates), using interest rate indices such as Secured Overnight Financing Rate (“SOFR”) or Bloomberg Short Term Bank Yield (“BSBY”) as of December 31, 2023, where applicable.
(2) Represents the payment type required under the loan as of December 31, 2023. Certain future monthly payments due under this loan also include amortizing principal payments.
(3) Represents the initial maturity date or the maturity date as extended as of December 31, 2023; subject to certain conditions, the maturity dates of certain loans may be extended beyond the date shown. For more information of the Company’s contractual obligations under its notes and bonds payable, see five-year maturity table below.
(4) See “Israeli Bond Financings” below.
(5) Subsequent to December 31, 2023, the Company extended the maturity date of this mortgage loan to April 30, 2024.
(6) The Company’s notes and bonds payable are generally non-recourse. These mortgage loans have guarantees over certain balances whereby the Company would be required to make guaranteed payments in the event that the Company turned the property over to the lender. As of December 31, 2023, the guaranteed amount in the aggregate was $22.8 million.
(7) The variable rate is at the higher of one-month SOFR or 1.75%, plus 2.18%.
(8) The Company refinanced and consolidated four of its mortgage loans into one loan (the “Four Pack Mortgage Loan”) and is cross-collateralized by the associated properties: Park Centre, 1180 Raymond, The Marq, and Oakland City Center. The Four Pack Mortgage Loan has an initial maturity of September 1, 2026 with two 1-year extension options, monthly amortization payments of $0.7 million and a $10.0 million paydown due December 1, 2024. The Company made a principal paydown of $10.0 million on the Four Park Mortgage Loan on December 1, 2023.
(9) This loan was repaid during the year ended December 31, 2023. Subsequent to December 31, 2023, the Company obtained a new mortgage loan on this property. See Note 11 for further discussion.
(10) Represents the unamortized premium/discount on notes and bonds payable due to the above- and below-market interest rates when the debt was assumed. The discount/premium is amortized over the remaining life of the notes and bonds payable.
During the years ended December 31, 2023, 2022 and 2021, the Company incurred $68.2 million, $48.1 million, and $40.5 million of interest expense, net, respectively. Included in interest expense, net for the years ended December 31, 2023,

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2023
2022 and 2021, was $9.6 million, $8.5 million, and $5.9 million, respectively of amortization of deferred financing costs and debt discount and premium, net. Additionally, during the years ended December 31, 2023, 2022 and 2021, the Company capitalized $3.7 million, $2.5 million, and $2.1 million of interest, respectively, to its investments in undeveloped land.
As of December 31, 2023 and 2022, the Company’s interest payable was $9.0 million and $9.1 million, respectively.
The following is a schedule of maturities, including principal amortization payments, for all notes and bonds payable outstanding as of December 31, 2023 (in thousands):

2024	$289,025
2025	238,655
2026	518,141
2027	—
2028	—
Thereafter	—
$1,045,821
As of December 31, 2023, the Company had $289.0 million of debt obligations scheduled to mature over the period from January 1, 2024 through December 31, 2024. The Company has extension options with respect to $18.0 million of the debt obligations outstanding that are scheduled to mature over the next 12 months; however, the Company cannot exercise these options if not then in compliance with certain financial covenants in the loans without making a cash payment and there is no assurance that the Company will be able to meet these requirements. All of the Company’s debt obligations are generally non-recourse, subject to certain limited guaranty payments, as outlined in the table above, except for the Company’s Series B and C Bonds. The Company plans to utilize available extension options or seek to refinance the notes and bonds payable. The Company may also choose to market the properties for sale or may negotiate a turnover of the secured properties back to the related mortgage lender.
Debt Covenant Compliance
The Company’s notes and bonds payable contain various financial debt covenants, including debt-to-value, debt yield, minimum equity requirements, and debt service coverage ratios. As of December 31, 2023, the Company was in compliance with all of these debt covenants with the exception that the Georgia 400 Center Mortgage Loan, Q&C Hotel Mortgage Loan, Madison Square Mortgage Loan, and Lincoln Court Mortgage Loan were not in compliance with the debt service coverage requirement. As a result of such non-compliance, the Company is required to provide a cash sweep for the Georgia 400 Center Mortgage Loan and Lincoln Court Mortgage Loan, and the remaining loans are at-risk of cash sweeps and/or principal pay downs if in non-compliance.
Israeli Bond Financings
In July 2023, Pacific Oak SOR BVI issued 340.3 million Israeli new shekels of Series C bonds (the “Series C Bonds”) to Israeli investors pursuant to offerings registered with the Israeli Securities Authority. Pacific Oak SOR BVI issued additional Series C Bonds subsequent to the initial issuance and as of December 31, 2023, 360.0 million Israeli new shekels (approximately $99.5 million as of December 31, 2023) were outstanding. The Series C Bonds have an equal level of security, pari passu, amongst themselves without any right of precedence or preference between any of them. The Series C Bonds are collateralized by real estate held for investment (specified lands in Park Highlands and Richardson).
In February 2020, Pacific Oak SOR BVI issued 254.1 million Israeli new shekels of Series B bonds (the “Series B Bonds”) to Israeli investors pursuant to a public offering registered with the Israel Securities Authority. The Series B Bonds have principal installment payments equal to 33.33% of the face amount of the Series B Bonds on January 31st of each year from 2024 to 2026. Pacific Oak SOR BVI issued additional Series B Bonds subsequent to the initial issuance and as of December 31, 2023, 1.2 billion Israeli new shekels (approximately $321.7 million as of December 31, 2023) were outstanding. The Series B Bonds have an equal level of security, pari passu, amongst themselves and between them and the initial Series B Bonds without any right of precedence or preference between any of them. Subsequent to December 31, 2023, the Company made the first Series B Bonds installment payment. See Note 11 for further discussion.
The deeds of trust that govern the terms of the Series B and C Bonds contain various financial covenants. As of December 31, 2023, the Company was in compliance with all of these financial debt covenants.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2023
6.     FAIR VALUE DISCLOSURES
The following were the face values, carrying amounts and fair values of the Company’s financial liabilities as of December 31, 2023 and 2022, (in thousands):

	December 31, 2023			December 31, 2022
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial liabilities (Level 3):
Notes payable	$624,636	$620,262	$611,725	$734,899	$728,433	$716,813
Financial liabilities (Level 1):
Pacific Oak SOR BVI Series B Bonds	$321,724	$312,458	$296,380	$331,213	$316,276	$304,758
Pacific Oak SOR BVI Series C Bonds	$99,461	$95,963	$102,664	$—	$—	$—
Disclosure of the fair value of assets and liabilities is based on pertinent information available to the Company as of the period end and requires a significant amount of judgment. This has made the estimation of fair values difficult and, therefore, both the actual results and the Company’s estimate of value at a future date could be materially different.
As of December 31, 2023, the Company measured the following assets at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Real estate equity securities	$41,609	$41,609	$—	$—
Asset derivative - interest rate caps (1)	$1,236	$—	$1,236	$—
Asset derivative - foreign currency collar (1)	$3,655	$—	$3,655	$—
Nonrecurring Basis:
Impaired real estate (2)	$193,529	$—	$—	$193,529
_____________________
(1) Interest rate caps and foreign currency collars are included in prepaid expenses and other assets, respectively, in the accompanying consolidated balance sheets.
(2) Amount represents the fair value for a real estate asset impacted by impairment charges during the year ended December 31, 2023, as of the date that the fair value measurement was made. The carrying value for the real estate asset may have subsequently increased or decreased from the fair value reflected due to activity that has occurred since the measurement date.
During the year ended December 31, 2023, three of the Company’s real estate properties were impaired and written down to their estimated fair value. Two of the real estate properties were measured based on an income approach with the significant unobservable inputs used in evaluating the estimated fair value of these properties, which are discount rates between 8.75% to 9.0% and terminal cap rates between 8.0% to 8.25%, and one real estate property was measured at its estimated value based on a sales comparison approach.
The fair value of the Company's real estate was measured using significant unobservable inputs (Level 3) for the year ended December 31, 2023, which included terminal capitalization rates and discount rates.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2023
As of December 31, 2022, the Company measured the following assets and liabilities at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Real estate equity securities	$60,153	$60,153	$—	$—
Asset derivative - interest rate caps (1)	$2,267	$—	$2,267	$—
Liability derivative - foreign currency collar (1)	$3,115	$—	$3,115	$—
Nonrecurring Basis:
Impaired real estate (2)	$212,800	$—	$—	$212,800
_____________________
(1) Interest rate caps and foreign currency collars are included in prepaid expenses and other assets and other liabilities, respectively, in the accompanying consolidated balance sheets.
(2) Amount represents the fair value for a real estate asset impacted by impairment charges during the year ended December 31, 2022, as of the date that the fair value measurement was made. The carrying value for the real estate asset may have subsequently increased or decreased from the fair value reflected due to activity that has occurred since the measurement date.
During the year ended December 31, 2022, two of the Company’s real estate properties were impaired and written down to their estimated fair value. One real estate property was based on an income approach with the significant unobservable inputs used in evaluating the estimated fair value of these properties, which include a discount rate of 6.75% and a terminal cap rate of 6.00%, and one real estate property was measured at its estimated value based on a sales comparison approach.
Goodwill Impairment
During the year ended December 31, 2023, the Company determined that based on the decline in projected cash flows and the determination of appropriate discount and terminal capitalization rates for one strategic opportunistic property and one hotel, it was more likely than not that the fair value of the reporting units was less than the carrying value. During the year ended December 31, 2023, the Company recorded impairment charges on goodwill of $4.5 million in the accompanying consolidated statements of operations.
During the year ended December 31, 2022, the Company determined that based on the sale of one hotel and a decline in projected cash flows for one strategic opportunistic property, it was more likely than not that the fair value of the reporting units were less than the carrying value. The resulting real estate impairment charge on the strategic opportunistic property and the sale of one hotel, resulted in the fair value of the reporting units to be below fair value and the entirety of the goodwill associated with the reporting units to be written off. During the year ended December 31, 2022, the Company recorded impairment charges on goodwill of $8.1 million in the accompanying consolidated statements of operations.
The following table summarizes the goodwill impairment activity during years ended December 31, 2023 and 2022 (in thousands):

	Gross Goodwill	Accumulated Impairment	Net Goodwill
Balance, December 31, 2021	$16,342	$(2,808)	$13,534
Impairment charges on goodwill	—	(8,098)	(8,098)
Balance, December 31, 2022	$16,342	$(10,906)	$5,436
Impairment charges on goodwill	—	(4,488)	(4,488)
Balance, December 31, 2023	$16,342	$(15,394)	$948

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2023
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
Subject to certain restrictions and limitations, the business of the Company is externally managed by the Advisor pursuant to the Advisory Agreement. The Advisory Agreement is effective through November 1, 2024; however, the Company or the Advisor may terminate the Advisory Agreement without cause or penalty upon providing 60 days’ written notice. The Advisor conducts the Company’s operations and manages its portfolio of real estate and other real estate-related investments, except with respect to the Company’s residential home portfolio.
Acquisition and Origination Fees
The Company records the Advisor fee for an acquisition and origination fee equal to 1.0% of the cost of investments acquired, or the amount funded by the Company to acquire or originate mortgage, mezzanine, bridge or other loans, including any acquisition and origination expenses related to such investments and any debt attributable to such investments.
Asset Management Fee
With respect to investments in loans and any investments other than real estate, the Company records the asset management fee, each month, calculated as one-twelfth of 0.75%, and has increased to one-twelfth of 1.0%, effective November 1, 2023 of the lesser of (i) the amount paid or allocated to acquire or fund the loan or other investment, inclusive of acquisition and origination fees and expenses related thereto and the amount of any debt associated with or used to acquire or fund such investment and (ii) the outstanding principal amount of such loan or other investment, plus the acquisition and origination fees and expenses related to the acquisition or funding of such investment, as of the time of calculation.
With respect to investments in real estate, the Company records the monthly asset management fee equal to one-twelfth of 0.75%, and has increased to one-twelfth of 1.0%, effective November 1, 2023 of the amount paid or allocated to acquire the investment, including the cost of subsequent capital improvements, inclusive of acquisition fees and expenses related thereto and the amount of any debt associated with or used to acquire such investment.
In the case of investments made through joint ventures, the asset management fee is determined based on the Company’s proportionate share of the underlying investment, inclusive of the Company’s proportionate share of any fees and expenses related thereto.
Disposition Fee
For substantial assistance in connection with the sale of properties or other investments, excluding investments in PORT or made through PORT, the Company calculates the fee to the Advisor or its affiliates as 1.0% of the contract sales price of each property or other investment sold; provided, however, in no event may the disposition fees paid to the Advisor, its affiliates and unaffiliated third parties exceed 6.0% of the contract sales price.
Subordinated Participation in Net Cash Flows (payable only if the Company is not listed on a national exchange)
After investors in the Company’s offerings have received, together as a collective group, aggregate distributions (including distributions that may constitute a return of capital for federal income tax purposes) sufficient to provide (i) a return of their net invested capital, or the amount calculated by multiplying the total number of shares purchased by stockholders by the issue price, reduced by any amounts to repurchase shares pursuant to the Company’s share redemption program, (ii) a 7.0% per year cumulative, noncompounded return on such net invested capital, and (iii) $36.3 million, which is the grant date value of the restricted stock issued to the Company’s former advisor, in connection with its termination on October 31, 2019 (the “KBS Termination Fee Payout”), the Advisor is entitled to receive 15.0% of the Company’s net cash flows, whether from continuing operations, net sale proceeds or otherwise. Net sales proceeds means the net cash proceeds realized by the Company after deduction of all expenses incurred in connection with a sale, including disposition fees paid to the Advisor. The 7.0% per year cumulative, noncompounded return on net invested capital is calculated on a daily basis. In making this calculation, the net invested capital is reduced to the extent distributions in excess of a cumulative, noncompounded, annual return of 7.0% are paid (from whatever source), except to the extent such distributions would be required to supplement prior distributions paid in order

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2023
to achieve a cumulative, noncompounded, annual return of 7.0% (invested capital is only reduced as described in this sentence; it is not reduced simply because a distribution constitutes a return of capital for federal income tax purposes). The 7.0% per year cumulative, noncompounded return is not based on the return provided to any individual stockholder. Accordingly, it is not necessary for each of the Company’s stockholders to have received any minimum return in order for the Advisor to participate in the Company’s net cash flows. In fact, if the Advisor is entitled to participate in the Company’s net cash flows, the returns of the Company’s stockholders will differ, and some may be less than a 7.0% per year cumulative, noncompounded return. This fee is payable only if the Company is not listed on an exchange.
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
Subordinated Performance Fee Due Upon Termination
If the Advisory Agreement is terminated or not renewed, other than for cause, the Advisor is entitled to receive a participation fee equal to (A) 15.0% of the Company’s net cash flows, whether from continuing operations, net sale proceeds or otherwise, after the Company’s stockholders have received, together as a collective group, aggregate distributions (including distributions that may constitute a return of capital for federal income tax purposes) sufficient to provide (i) a return of their net invested capital, or the amount calculated by multiplying the total number of shares purchased by stockholders by the issue price, reduced by any amounts to repurchase shares pursuant to the Company’s share redemption program, and (ii) a 7.0% per year cumulative, noncompounded return on such net invested capital from the Company’s inception, less (B) the KBS Termination Fee Payout. Net sales proceeds means the net cash proceeds realized by the Company after deduction of all expenses incurred in connection with a sale, including disposition fees paid to the Advisor. The 7.0% per year cumulative, noncompounded return on net invested capital from the Company’s inception is calculated on a daily basis. In making this calculation, the net invested capital is reduced to the extent distributions in excess of a cumulative, noncompounded, annual return of 7.0% are paid (from whatever source), except to the extent such distributions would be required to supplement prior distributions paid in order to achieve a cumulative, noncompounded, annual return of 7.0% (invested capital is only reduced as described in this sentence; it is not reduced simply because a distribution constitutes a return of capital for federal income tax purposes). The 7.0% per year cumulative, noncompounded return is not based on the return provided to any individual stockholder. Accordingly, it is not necessary for each of the Company’s stockholders to have received any minimum return in order for the Advisor to participate in the Company’s net cash flows. In fact, if the Advisor is entitled to participate in the Company’s net cash flows, the returns of the Company’s stockholders will differ, and some may be less than a 7.0% per year cumulative, noncompounded return. This fee is payable only if the Company is not listed on an exchange.
Pacific Oak Residential Advisors, LLC
Effective September 1, 2022, the Company entered into an advisory agreement (the “PORT Advisory Agreement”) with Pacific Oak Residential Advisors, LLC (“PORA”), an affiliate of the Advisor, pursuant to which PORA will act as a product specialist with respect to the Company’s residential home portfolio, held through a wholly owned subsidiary. The PORT Advisory Agreement has an initial two-year term and may be renewed for additional one-year terms.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2023
Pursuant to the PORT Advisory Agreement, the Company will pay PORA: (1) an acquisition fee equal to 1.0% of the cost of each asset which consists of the price paid for the asset plus any amounts funded or budgeted at the time of acquisition for capital expenditures; (2) a quarterly asset management fee equal to 0.25% (1.0% annually) on the aggregate value of the Company’s residential home portfolio assets, as determined in accordance with the Company’s valuation guidelines, as of the end of each quarter; and (3) disposition fee equal to 1.0% of the contract sales price of the residential homes sold, provided, however, in no event may the disposition fees paid to PORA, its affiliates and unaffiliated third parties exceed 6.0% of the contract sales price. In the case of investments made through a joint venture, the acquisition fee will be based on the Company’s proportionate share of the joint venture.
DMH Realty, LLC
Effective September 1, 2022, PORT entered into a property management agreement with DMH Realty, LLC (“DMH Realty”), an affiliate of the Advisor for the Company’s residential home portfolio (the “PORT Property Management Agreement”). The PORT Property Management Agreement has an initial two-year term and may be renewed for additional one-year terms. Pursuant to the PORT Property Management Agreement, the Company will pay DMH Realty a property management fee equal to the following: (a) 8% of Collected Rental Revenues, as defined below, up to $50.0 million per annum; (b) 7% of Collected Rental Revenues in excess of $50.0 million per annum, but less than or equal to $75.0 million per annum; and (c) 6% of Collected Rental Revenues in excess of $75.0 million per annum, “Collected Rental Revenues” means the amount of rental revenue actually collected for each property per the terms of the lease pertaining to each property (including lease breakage fees) or pursuant to any early termination buyouts, but excluding other income items, fees or revenue collected by DMH Realty, including but not limited to: application fees, insufficient funds fees, late fees, move-in fees, pet fees, and security deposits (except to the extent applied to rent per the terms of the lease pertaining to any property).
Pacific Oak Capital Markets, LLC
On September 9, 2022, the Company, through PORT, commenced a private offering of up to $500 million of common stock in a primary offering and up to $50 million of common stock under its distribution reinvestment plan (the “Private Offering”). PORT engaged Pacific Oak Capital Markets, LLC (“POCM”), an affiliate of the Advisor, PORA and DMH Realty, to be the dealer manager for the Private Offering, pursuant to a dealer manager agreement effective as of September 9, 2022, which was subsequently amended and restated as of January 13, 2023 to reflect the creation of a $5.0 million escrow arrangement (the “PORT Dealer Manager Agreement”). Pursuant to the PORT Dealer Manager Agreement, with respect to Class A shares, PORT will generally pay POCM: (1) selling commissions equal to up to 6.0% of the net asset value (“NAV”) of each share sold in the primary offering, which POCM may reallow in part or in full to participating broker-dealers; (2) a dealer manager fee equal to up to 1.5% of the NAV of each share sold in the primary offering, which POCM may reallow in part or in full to participating broker-dealers; and (3) a placement agent fee equal to up to 1.5% of the NAV of each share sold in the primary offering. With respect to Class T shares, PORT will generally pay POCM: (1) selling commissions equal to up to 3.0% of the NAV of each share sold in the primary offering, which POCM may reallow in part or in full to participating broker-dealers; (2) a dealer manager fee equal to up to 0.75% of the NAV of each share sold in the primary offering, which POCM may reallow in part or in full to participating broker-dealers; and (3) a placement agent fee equal to up to 0.75% of the NAV of each share sold in the primary offering. PORT will not pay any selling commissions, dealer manager or placement agent fees in connection with the sale of shares under the distribution reinvestment plan. PORT will incur an organization and offering expense fee equal to 0.5% of the NAV of each share sold in the Private Offering to help fund the reimbursement to the sponsor. The Private Offering will terminate on or before the earlier of December 31, 2024, unless extended or the date on which all of the primary offering shares are sold. As of December 31, 2023, no fees were incurred related to this arrangement with POCM.
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the years ended December 31, 2023, 2022 and 2021, respectively, and any related amounts payable as of December 31, 2023 and

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2023
2022 (in thousands):

	Incurred During the Year Ended December 31,			Payable as of December 31,
	2023	2022	2021	2023	2022
Expensed
Asset management fees to affiliate	$15,415	$13,678	$14,012	$6,855	$2,618
Property management fees (1)	2,883	1,267	479	153	181
Disposition fees (2)	1,255	1,294	1,196	—	—
Capitalized
Acquisition fees on real estate (3)	—	67	20	—	—
Acquisition fee on investment in unconsolidated entities	—	—	46	—	—
Reimbursable offering costs (4)	894	—	—	894	—
	$20,447	$16,306	$15,753	$7,902	$2,799
_____________________
(1) Property management fees related to DMH Realty are recorded as operating, maintenance, and management expenses in the accompanying consolidated statements of operations.
(2) Disposition fees with respect to real estate properties sold are recorded as a component of the gain or loss on sale of real estate in the accompanying consolidated statements of operations.
(3) Acquisition fees associated with asset acquisitions are capitalized, while costs associated with business combinations are expensed as incurred.
(4) Reimbursable offering costs to the Advisor related to the Private Offering are capitalized and recorded as prepaid expenses and other assets in the accompanying consolidated balance sheet.
Pacific Oak Opportunity Zone Fund I
The Advisor is entitled to certain fees in connection with the fund. Pacific Oak Opportunity Zone Fund I will pay an acquisition fee equal to 1.5% of the purchase price of each asset (including any debt incurred or assumed and significant capital improvement costs budgeted as of the date of acquisition) with a purchase price less than or equal to $25.0 million plus 1.0% of the purchase price in excess of $25.0 million; a quarterly asset management fee equal to 0.25% of the total purchase price of all assets (including any debt incurred or assumed and significant capital improvement costs budgeted as of the date of acquisition) as of the end of the applicable quarter; and a financing fee equal to 0.5% of the original principal amount of any indebtedness they incur (reduced by any financing fee previously paid with respect to indebtedness being refinanced). In the case of investments made through joint ventures, the fees above will be determined based on the Company’s proportionate share of the investment. During the years ended December 31, 2023, 2022 and 2021, the Company recorded $0.5 million, $0.4 million, and $0.6 million of waived asset management fees recorded as equity in income of unconsolidated entities, respectively.
PORT II
On July 1, 2022, the Company, through PORT OP, made a tender offer to purchase 76,735 shares of Pacific Oak Residential Trust II, Inc. (“PORT II”) common stock held by unrelated parties for a price of $14.66 per share. As a result, the Company determined that it became the primary beneficiary of PORT II, which resulted in the consolidation of PORT II into the Company’s consolidated financial statements. On July 29, 2022, the Company consummated the transactions with the unrelated parties and owned 100% of PORT II.
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
December 31, 2023
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

8.     INVESTMENTS IN UNCONSOLIDATED ENTITIES
As of December 31, 2023 and 2022, the Company’s investments in unconsolidated entities were composed of the following (dollars in thousands):

	Number of Properties at December 31, 2023			December 31,
Joint Venture		Location	Ownership %	2023		2022
110 William Joint Venture (1)	1	New York, New York	(1)	$22,314	(1)	$—
Pacific Oak Opportunity Zone Fund I (2)	4	Various	46.0%	23,587		25,669
353 Sacramento Joint Venture	1	San Francisco, California	55.0%	—	(3)	45,173
				$45,901		$70,842
_____________________
(1) See “110 William Joint Venture Restructuring”, below.
(2) The maximum exposure to loss as a result of the Company’s investment in the Pacific Oak Opportunity Zone Fund I is limited to the carrying amount of the investment.
(3) The Company suspended the equity method of accounting, and will not record the Company's share of losses and any subsequent income for the 353 Sacramento Joint Venture, until the Company’s share of net gain recorded exceeds net losses not recognized during the period the equity method was suspended. Additionally, during the year ended December 31, 2023, the Company impaired the investment in the 353 Sacramento Joint Venture. See “Impairment of Investments in Unconsolidated Entities”, below and Note 6 for further discussion.

Summarized financial information for investments in unconsolidated entities are as follows (in thousands):

	December 31,
	2023	2022
Assets:
Real estate held for investment, net	$411,028	$471,503
Total assets	468,002	546,142
Liabilities:
Notes payable related to real estate held for investment, net	410,563	490,302
Total liabilities	427,794	501,860
Total equity	$40,207	$44,281

	For the Years Ended December 31,
	2023	2022	2021
Total revenues	$42,002	$46,518	$44,901
Operating loss	(123,045)	(41,923)	(30,548)
Net loss	$(51,401)	$(41,664)	$(30,499)
110 William Joint Venture Restructuring
The 110 William Joint Venture is governed by an amended and restated limited liability company agreement, dated July 5, 2023. The Company exercises significant influence over the operations, financial policies, and decision-making with respect to the 110 William Joint Venture. Significant decisions that may impact the 110 William Joint Venture, its subsidiaries, or its assets, require both partners in which the Company and one other institutional investor each has representatives.
As a result of the Restructuring Agreements, the Company acquired the 40% common interest from the previous joint venture partner in exchange for contingent consideration. Additionally, as a result of the Capital Commitments, the Company acquired a 77.5% of preferred interest in the 110 William Joint Venture. During the year ended December 31, 2023, the Company made capital contributions in the 110 William Joint Venture of $31.4 million, of which $28.3 million funded the

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2023
Capital Commitments and as of December 31, 2023, $76.7 million remains to be funded. Additionally, the Company, through an indirect subsidiary, entered into various guarantee agreements as part of the Restructuring Agreements.
In connection with the Restructuring Agreements, certain of the 110 William Joint Venture obligations, in the form of mezzanine debt with an unrelated party, were exchanged for preferred interest by and between the unrelated party and the 110 William Joint Venture. The carrying value of the debt was $89.0 million, which was exchanged in a non-cash transaction for 22.5% of preferred interest. This resulted in a gain on the extinguishment of debt of $71.6 million recognized at the time of exchange as calculated using discounted cash flows at a market interest rate. Significant assumptions included discount and terminal capitalization rates, as well as the market discount rate for preferred stock.
The Company is typically entitled to proportionate profit participation interests. However, since the previous joint venture partner exchanged their interest for $1, the Company realized 100% of the gain on the extinguishment of debt due to the absence of another investor benefiting from the exchange. Therefore, the Company was the only entity with any financial interest in the realization of the gain on the extinguishment of debt.
Immediately following the Restructuring Agreements, through the 110 William Joint Venture, the Company is entitled to preferred distributions until certain return targets are achieved. Once these return targets are achieved, based on a tiered waterfall calculation which may not be reflective of the Company's economic interest in the entity, distributions will be allocated 90% to the Company and 10% to the other investor.
As a result of the Restructuring Agreements, including the realization of the gain on the extinguishment of debt and funding of the Capital Commitments, the Company resumed the equity method of accounting. Prior to resuming the equity method of accounting, the Company had unrecognized prior period losses of $60.1 million.
353 Sacramento Joint Venture Impairment
During the year ended December 31, 2023, the carrying amount of 353 Sacramento Joint Venture was impaired by $14.8 million, primarily due to weakening market conditions of the geographic area. There were no impairments of investments in unconsolidated entities during the years ended December 31, 2022 and 2021.
Additionally, during the year ended December 31, 2023, the 353 Sacramento Joint Venture was measured at the estimated value of the Company’s ownership calculated based on a hypothetical liquidation of the net assets, discounted for lack of marketability and control. The Company used a discount rate of 8.75% and a cap rate of 7.0% to estimate the fair value of the real estate, an interest rate adjustment of 0.15% to estimate the fair value of the debt, a discount rate of 20% for lack of marketability, and a discount rate of 20% for lack of control. The one investment in unconsolidated entity was not measured as of December 31, 2023.
The fair value of the Company's real estate was measured using significant unobservable inputs (Level 3) for the year ended December 31, 2023, which included terminal capitalization rates and discount rates.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2023
9.    REPORTING SEGMENTS
The Company recognizes three reporting segments for the years ended December 31, 2023, 2022, and 2021, and consists of strategic opportunistic properties and real estate-related investments (“strategic opportunistic properties”), residential homes, and hotel. All corporate related costs are included in the strategic opportunistic properties segment to align with how financial information is presented to the Company's Chief Executive Officer and President, who are also the chief operating decision maker (the “CODM”). The CODM makes key operating decisions, evaluates financial results and manages the Company’s business based on the selected financial information. The selected financial information for the reporting segments for the years ended December 31, 2023, 2022 and 2021 is as follows (in thousands):

	Year Ended December 31, 2023
	Strategic Opportunistic Properties	Residential Homes	Hotel	Total
Total revenues	$98,463	$37,800	$9,153	$145,416
Total expenses	(251,801)	(47,943)	(11,223)	(310,967)
Total other income, net	19,813	5,701	136	25,650
Net loss before income taxes	$(133,525)	$(4,442)	$(1,934)	$(139,901)

	Year Ended December 31, 2022
	Strategic Opportunistic Properties	Residential Homes	Hotel	Total
Total revenues	$102,179	$29,130	$30,749	$162,058
Total expenses	(140,162)	(35,022)	(31,508)	(206,692)
Total other (loss) income, net	(12,646)	18,158	2,376	7,888
Net (loss) income before income taxes	$(50,629)	$12,266	$1,617	$(36,746)

	Year Ended December 31, 2021
	Strategic Opportunistic Properties	Residential Homes	Hotel Properties	Total
Total revenues	$115,167	$21,954	$30,806	$167,927
Total expenses	(172,215)	(25,979)	(30,553)	(228,747)
Total other income, net	46,959	74	1,289	48,322
Net (loss) income	$(10,089)	$(3,951)	$1,542	$(12,498)
Total assets related to the three reporting segments as of December 31, 2023 and 2022 are as follows (in thousands):

	December 31, 2023
	Strategic Opportunistic Properties	Residential Homes	Hotel	Total
Total assets (1)	$1,024,555	$315,957	$47,631	$1,388,143
Goodwill (1)	948	—	—	948
_____________________
(1) During the year ended December 31, 2023, the Company recorded impairment charges on goodwill of $3.3 million and $1.2 million related to the Strategic Opportunistic Properties and Hotel segments, respectively.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2023

	December 31, 2022
	Strategic Opportunistic Properties	Residential Homes	Hotel Properties	Total
Total assets (1)	$1,173,481	$333,128	$52,636	$1,559,245
Goodwill (1)	4,220	—	1,216	5,436
_____________________
(1) During the year ended December 31, 2022, the Company recorded impairment charges on goodwill of $5.5 million and $2.6 million related to the Strategic Opportunistic Properties and Hotel Properties segments, respectively.

10.    COMMITMENTS AND CONTINGENCIES
Lease Obligations
As of December 31, 2023 and 2022, the Company’s lease and rights to a leasehold interest with respect to 210 West 31st Street, which was accounted for as a finance lease, are included in the accompanying consolidated balance sheets as follows:

	December 31,
	2023	2022
Right-of-use asset (included in real estate held for investment, net, in thousands)	$6,391	$7,281
Lease obligation (included in other liabilities, in thousands)	9,537	9,446

Remaining lease term	90.0 years	91.0 years
Discount rate	4.8%	4.8%

As of December 31, 2023, the Company had a leasehold interest expiring on 2114. Future minimum lease payments owed by the Company under the finance lease as of December 31, 2023 are as follows (in thousands):

2024	$360
2025	393
2026	396
2027	396
2028	396
Thereafter	51,375
Total expected minimum lease obligations	53,316
Less: Amount representing interest (1)	(43,779)
Present value of net minimum lease payments (2)	$9,537
_____________________
(1) Interest includes the amount necessary to reduce the total expected minimum lease obligations to present value calculated at the Company’s incremental borrowing rate at acquisition.
(2) The present value of net minimum lease payments are presented in other liabilities in the accompanying consolidated balance sheets.
Capital Commitments
As of December 31, 2023, the Company had a future funding commitment of $76.7 million related to the Capital Commitments to the 110 William Joint Venture. Such amounts are payable as incurred and therefore, no accrual is recognized as of December 31, 2023. See Note 8 for further discussion.
Guarantee Agreements
As of December 31, 2023 and as part of the Restructuring Agreements, the Company, became the guarantor for certain guarantees related to the 110 William Joint Venture, including guaranteeing: all debt servicing costs and timely debt payments, completion for the construction and development of tenant improvement work, funding related to the Capital Commitments, and recourse obligations. The related debt has an initial maturity of July 5, 2026 and guarantee amounts are due upon occurrence of any one triggering event.
As of December 31, 2023 and as part of the Georgia 400 Mortgage Loan and Lincoln Court Mortgage Loan, the Company guarantees the payment of $22.8 million, whereby the Company would be required to make guaranteed payments in the event that the Company turned the property over to the lender.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2023
Economic Dependency
The Company is dependent on the Advisor and its affiliates for certain services that are essential to the Company, including the identification, evaluation, negotiation, origination, acquisition and disposition of investments; management of the daily operations of the Company’s investment portfolio; and other general and administrative responsibilities. In the event that the Advisor and its affiliates is unable to provide these services, the Company will be required to obtain such services from other sources.
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Although there can be no assurance, the Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations as of December 31, 2023. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities.
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
Series B Bonds Payment
On January 31, 2024, the Company made the first principal installment payment of 388.1 million Israeli new shekels (approximately $106.6 million as of January 31, 2024) in connection with the Company’s Series B Bonds. Subsequent to the first installment payment, two additional Series B Bond installments remain due on January 31, 2025 and 2026, respectively.
Eight & Nine Corporate Centre Loan
On January 12, 2024, the Company obtained an interest-only mortgage loan with a maximum principal amount of $23.5 million, of which $20.0 million was funded at the time of closing. The loan is secured by the Eight & Nine Corporate Centre office complex, has a contractual interest rate of the greater of 8.90% or a floating rate of 490 basis points over the one-month SOFR rate, has an initial maturity date of February 9, 2026 and three one-year extension options.
Park Highlands Land
On March 10, 2024, the Company, through indirect wholly owned subsidiaries, entered into a purchase and sale agreement for the sale of Park Highlands undeveloped land for gross sale proceeds of approximately $195.0 million, before net closing costs, credits and taxes. A portion of the acres to be sold are pledged as collateral for an offering of Series C Bonds. There can be no assurance that the Company will complete the sale. The purchaser is not affiliated with the Company or the Advisor.
Sale of Real Estate Equity Securities
Subsequent to December 31, 2023, the Company sold a partial interest in one of the Company’s investment in real estate equity securities for gross sale proceeds of approximately $14.3 million.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION AND AMORTIZATION
December 31, 2023
(dollar amounts in thousands)

					Initial Cost to Company				Gross Amount at which Carried at Close of Period
Property	Property Type	Location	Ownership Percent	Encumbrances	Land	Building and Improvements (1)	Total	Cost Capitalized Subsequent to Acquisition (2)	Land	Building and Improvements (1)	Total (3)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired or Foreclosed on
Richardson Office	Office	Richardson, TX	100.0%	$12,208	$1,847	$25,745	$27,592	$13,490	$1,847	$39,235	$41,082	$(17,399)	1980/1985	11/23/2011
Madison Square	Office	Phoenix, AZ	90.0%	17,962	9,827	21,545	31,372	525	9,827	22,070	31,897	(5,039)	2003/2007/2008	10/05/2020
Park Centre	Office	Austin, TX	100.0%	(5)	3,251	27,941	31,192	7,050	3,251	34,991	38,242	(13,923)	2000	03/28/2013
Crown Pointe	Office	Dunwoody, GA	100.0%	54,738	22,590	62,610	85,200	15,416	22,590	78,026	100,616	(24,424)	1985/1989	02/14/2017
The Marq	Office	Minneapolis, MN	100.0%	(5)	10,387	75,878	86,265	14,589	10,387	90,467	100,854	(20,733)	1972	03/01/2018
Eight & Nine Corporate Centre	Office	Franklin, TN	100.0%	(6)	17,401	58,794	76,195	6,065	17,401	64,859	82,260	(15,297)	2007	06/08/2018
Georgia 400 Center	Office	Alpharetta, GA	100.0%	40,184	11,400	72,000	83,400	9,038	11,431	81,007	92,438	(16,644)	2001	05/23/2019
Lincoln Court	Office	Campbell, CA	100.0%	33,310	16,610	43,083	59,693	(16,884)	12,850	29,959	42,809	(725)	1985	10/05/2020
Oakland City Center	Office	Oakland, CA	100.0%	(5)	24,063	180,973	205,036	(88,009)	15,557	101,470	117,027	(1,222)	1985/1990	10/05/2020
1180 Raymond	Apartment	Newark, NJ	100.0%	(5)	8,292	37,651	45,943	3,275	8,292	40,926	49,218	(12,682)	1929	08/20/2013
Lofts at NoHo Commons	Apartment	North Hollywood, CA	90.0%	68,451	22,670	93,676	116,346	2,297	22,670	95,973	118,643	(10,462)	2007	10/05/2020
Q&C Hotel	Hotel	New Orleans, LA	90.0%	24,579	2,669	41,431	44,100	574	2,669	42,005	44,674	(4,040)	1913	10/05/2020
Park Highlands Land I	Undeveloped Land	North Las Vegas, NV	100.0%	(4)	15,710	—	15,710	18,497	34,207	—	34,207	—	N/A	12/30/2011
Park Highlands Land II	Undeveloped Land	North Las Vegas, NV	100.0%	(4)	6,087	—	6,087	7,133	13,220	—	13,220	—	N/A	12/10/2013
Richardson Land I	Undeveloped Land	Richardson, TX	100.0%	(4)	1,997	—	1,997	3,789	5,786	—	5,786	—	N/A	11/23/2011
Richardson Land II	Undeveloped Land	Richardson, TX	100.0%	(4)	3,096	—	3,096	322	3,418	—	3,418	—	N/A	09/04/2014
210 West 31st Street (6)	Office/Retail	New York, NY	80.0%	—	—	51,358	51,358	(15,758)	—	35,600	35,600	—	(7)	10/05/2020

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
December 31, 2023
(dollar amounts in thousands)

				Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Number of Homes	Ownership Percent	Encumbrances	Land	Building and Improvements (1)	Total	Cost Capitalized Subsequent to Acquisition (2)	Land	Building and Improvements (1)	Total (3)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired or Foreclosed on
Residential Homes Portfolio:
Alabama Homes	188	100.0%	(8)	$3,220	$12,599	$15,819	$2,937	$3,220	$15,536	$18,756	$(1,982)	Various	Various
Arkansas Homes	23	100.0%	(8)	491	2,046	2,537	79	491	2,125	2,616	(200)	Various	Various
Delaware Homes	4	100.0%	(8)	179	750	929	44	179	794	973	(67)	Various	Various
Florida Homes	1	100.0%	(8)	26	154	180	(5)	26	149	175	(17)	Various	Various
Georgia Homes	70	100.0%	(8)	1,007	5,444	6,451	1,341	1,007	6,785	7,792	(798)	Various	Various
Iowa Homes	11	100.0%	(8)	165	684	849	7	165	691	856	(66)	Various	Various
Illinois Homes	310	100.0%	(8)	5,540	22,236	27,776	2,074	5,540	24,310	29,850	(2,707)	Various	Various
Indiana Homes	92	100.0%	(8)	1,886	7,855	9,741	410	1,886	8,265	10,151	(920)	Various	Various
Michigan Homes	330	100.0%	(8)	15,568	62,256	77,824	(822)	15,568	61,434	77,002	(5,673)	Various	Various
Mississippi Homes	25	100.0%	(8)	382	1,509	1,891	(140)	382	1,369	1,751	(25)	Various	Various
Missouri Homes	21	100.0%	(8)	343	1,424	1,767	95	343	1,519	1,862	(215)	Various	Various
North Carolina Homes	75	100.0%	(8)	1,833	7,652	9,485	364	1,833	8,016	9,849	(790)	Various	Various
Ohio Homes	224	100.0%	(8)	5,493	22,309	27,802	69	5,493	22,378	27,871	(1,941)	Various	Various
Oklahoma Homes	128	100.0%	(8)	2,569	13,906	16,475	1,868	2,569	15,774	18,343	(2,193)	Various	Various
South Carolina Homes	23	100.0%	(8)	670	2,804	3,474	151	670	2,955	3,625	(279)	Various	Various
Tennessee Homes	300	100.0%	(8)	8,329	34,232	42,561	2,267	8,329	36,499	44,828	(2,790)	Various	Various
Texas Homes	340	100.0%	(8)	9,848	38,568	48,416	3,243	9,848	41,811	51,659	(3,885)	Various	Various
Wisconsin Homes	17	100.0%	(8)	391	1,627	2,018	122	391	1,749	2,140	(198)	Various	Various
Total Residential Home Portfolio	2182		197,969	57,940	238,055	295,995	14,104	57,940	252,159	310,099	(24,746)
		Total Properties		$235,837	$1,030,740	$1,266,577	$(4,708)	$253,342	$1,008,747	$1,262,089	$(167,335)
____________________
(1) Building and improvements includes tenant origination and absorption costs.
(2) Costs capitalized subsequent to acquisition is net of write-offs of fully depreciated/amortized assets and impairment charges on real estate and related intangibles.
(3) The aggregate cost of real estate for federal income tax purposes was $1.7 billion (unaudited) as of December 31, 2023.
(4) As of December 31, 2023, specified lands in Park Highlands and Richardson serve as collateral for the Series C Bonds.
(5) These real estate investments, in aggregate, were under encumbrances of $175.2 million.
(6) Subsequent to December 31, 2023, the Company obtained a new mortgage loan on this property. See Note 11 for further discussion.
(7) 210 West 31st Street is a development office/retail property. The Company acquired the rights to a leasehold interest with respect to this property and the leasehold interest expires on January 31, 2114.
(8) The residential home portfolio, in aggregate, was under encumbrances of $198.0 million.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
SCHEDULE III
REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
December 31, 2023
(dollar amounts in thousands)

	2023	2022	2021
Real Estate Properties (1):
Balance at the beginning of the year	$1,361,154	$1,345,240	$1,517,435
Acquisitions	—	142,118	4,838
Improvements	24,359	31,407	18,966
Write-off of fully depreciated and fully amortized assets	(5,332)	(9,454)	(5,956)
Dispositions	(43,303)	(111,186)	(175,691)
Impairments	(74,789)	(36,971)	(14,352)
Balance at the end of the year	$1,262,089	$1,361,154	$1,345,240

Accumulated depreciation and amortization (1):
Balance at the beginning of the year	$141,750	$130,441	$104,412
Depreciation and amortization expense	44,258	49,190	55,882
Write-off of fully depreciated and fully amortized assets	(5,332)	(10,442)	(5,956)
Dispositions	(3,545)	(6,531)	(20,516)
Impairments	(9,796)	(20,908)	(3,381)
Balance at the end of the year	$167,335	$141,750	$130,441
____________________
(1) Amounts include real estate properties held for sale.

ITEM 16.    FORM 10-K SUMMARY
None.
70

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on April 1, 2024.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.

By:	/s/ Keith D. Hall
Keith D. Hall
Chief Executive Officer and Director (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ KEITH D. HALL	Chief Executive Officer and Director (principal executive officer)	April 1, 2024
Keith D. Hall
/s/ PETER MCMILLAN III	Chairman of the Board, President and Director	April 1, 2024
Peter McMillan III
/s/ MICHAEL A. BENDER	Chief Financial Officer (principal financial officer)	April 1, 2024
Michael A. Bender
/s/ WILLIAM M. PETAK	Director	April 1, 2024
William M. Petak
/s/ LAURENT DEGRYSE	Director	April 1, 2024
Laurent Degryse
/s/ KENNETH G. YEE	Director	April 1, 2024
Kenneth G. Yee