Form 10-Q
period 2024-03-31
Pacific Oak Strategic Opportunity REIT, Inc.
filed 2024-05-10
CIK 1452936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

 FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
As of May 8, 2024, there were 103,159,315 outstanding shares of common stock of Pacific Oak Strategic Opportunity REIT, Inc.

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
FORM 10-Q
March 31, 2024

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31, 2024	December 31, 2023
	(unaudited)
Assets
Real estate held for investment, net	$1,053,876	$1,093,343
Real estate held for sale, net	—	1,411
Real estate equity securities	11,950	41,609
Total real estate and real estate-related investments, net	1,065,826	1,136,363
Cash and cash equivalents	19,820	99,160
Restricted cash	27,872	56,049
Investments in unconsolidated entities	53,345	45,901
Rents and other receivables, net	22,109	22,500
Prepaid expenses and other assets	25,661	28,170
Total assets	$1,214,633	$1,388,143
Liabilities and equity
Notes and bonds payable related to real estate held for investment, net	$935,212	$1,027,935
Notes payable related to real estate held for sale, net	—	748
Notes and bonds payable, net	$935,212	$1,028,683
Accounts payable and accrued liabilities	27,138	30,409
Due to affiliates	10,741	7,902
Other liabilities	53,364	55,571
Redeemable common stock payable	1,458	2,214
Total liabilities	1,027,913	1,124,779
Commitments and contingencies (Note 9)
Equity
Stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 103,214,807 and 103,310,648 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	1,032	1,033
Additional paid-in capital	901,050	901,049
Cumulative distributions and net loss	(716,406)	(639,933)
Total stockholders’ equity	185,676	262,149
Noncontrolling interests	1,044	1,215
Total equity	186,720	263,364
Total liabilities and equity	$1,214,633	$1,388,143
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2024	2023
Revenues:
Rental income	$31,210	$32,077
Hotel revenues	2,804	2,913
Other operating income	909	1,139
Dividend income from real estate equity securities	78	1,998
Total revenues	35,001	38,127
Expenses:
Operating, maintenance, and management	10,903	11,168
Real estate taxes and insurance	6,477	6,416
Hotel expenses	1,867	1,962
Asset management fees to affiliates	4,102	3,973
General and administrative expenses	3,252	3,001
Foreign currency transaction gain, net	(3,913)	(2,719)
Depreciation and amortization	10,749	12,048
Interest expense, net	16,773	16,031
Impairment charges on real estate and related intangibles	39,265	17,663
Total expenses	89,475	69,543
Other (loss) income:
Loss from unconsolidated entities, net	(8,077)	(2,332)
Other interest income	455	204
Loss on real estate equity securities, net	(15,350)	(12,033)
Gain on sale of real estate	452	29,469
Total other (loss) income, net	(22,520)	15,308
Net loss before income taxes	(76,994)	(16,108)
Income tax provision	—	(3,662)
Net loss	(76,994)	(19,770)
Net loss attributable to noncontrolling interests	521	189
Net loss attributable to common stockholders	$(76,473)	$(19,581)
Net loss per common share, basic and diluted	$(0.74)	$(0.19)
Weighted-average number of common shares outstanding, basic and diluted	103,283,507	103,872,363
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Loss	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amounts
Balance, December 31, 2023	103,310,648	$1,033	$901,049	$(639,933)	$262,149	$1,215	$263,364
Net loss	—	—	—	(76,473)	(76,473)	(521)	(76,994)
Transfers from redeemable common stock payable	—	—	756	—	756	—	756
Noncontrolling interests’ contributions	—	—	—	—	—	350	350
Redemptions of common stock	(95,841)	(1)	(755)	—	(756)	—	(756)
Balance, March 31, 2024	103,214,807	$1,032	$901,050	$(716,406)	$185,676	$1,044	$186,720

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Loss	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amounts
Balance, December 31, 2022	103,932,083	$1,039	$907,044	$(495,782)	$412,301	$4,092	$416,393
Net loss	—	—	—	(19,581)	(19,581)	(189)	(19,770)
Transfers from redeemable common stock payable	—	—	1,510	—	1,510	—	1,510
Redemptions of common stock	(143,785)	(1)	(1,509)	—	(1,510)	—	(1,510)
Balance, March 31, 2023	103,788,298	$1,038	$907,045	$(515,363)	$392,720	$3,903	$396,623
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(76,994)	$(19,770)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment charges on real estate and related intangibles	39,265	17,663
Loss from unconsolidated entities, net	8,077	2,332
Depreciation and amortization	10,749	12,048
Loss on real estate equity securities	15,350	12,033
Gain on sale of real estate	(452)	(29,469)
Deferred rent	(35)	(850)
Amortization of above- and below-market leases, net	(339)	(175)
Amortization of deferred financing costs and debt discount and premium, net	2,341	2,426
Foreign currency transaction gain, net	(3,913)	(2,719)
Changes in assets and liabilities:
Rents and other receivables, net	453	(402)
Prepaid expenses and other assets	1,286	(2,931)
Accounts payable and accrued liabilities	(3,201)	(5,977)
Due to affiliates	2,839	592
Other liabilities	(2,824)	4,973
Net cash used in operating activities	(7,398)	(10,226)
Cash Flows from Investing Activities:
Improvements to real estate	(9,862)	(6,764)
Proceed from sales of real estate, net	1,498	34,479
Purchase of interest rate caps	(941)	—
Proceeds from interest rate caps	1,478	—
Contributions to an unconsolidated entity	(15,634)	—
Distribution of capital from an unconsolidated entity	—	1,144
Payments on foreign currency derivatives, net	(478)	(6,250)
Proceeds from the sale of real estate equity securities	14,309	—
Proceeds for development obligations	4	1,296
Funding for development obligations	(2,250)	—
Net cash (used in) provided by investing activities	(11,876)	23,905
Cash Flows from Financing Activities:
Proceeds from notes payable	21,562	980
Principal payments on notes and bonds payable	(108,996)	(2,841)
Payments of deferred financing costs	(1,422)	(472)
Redemptions of common stock	(756)	(1,510)
Noncontrolling interests’ contributions	350	—
Net cash used in financing activities	(89,262)	(3,843)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,019	(469)
Net (decrease) increase in cash, cash equivalents and restricted cash	(107,517)	9,367
Cash, cash equivalents and restricted cash, beginning of period	155,209	159,044
Cash, cash equivalents and restricted cash, end of period	$47,692	$168,411
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2024	2023
Supplemental Disclosure of Cash Flow Information:
Interest paid, net of capitalized interest of $1,062 and $850 for the three months ended March 31, 2024 and 2023, respectively	$16,095	$16,458
Supplemental Disclosure of Significant Noncash Transaction:
Accrued improvements to real estate	4,736	2,554
Accrued development obligations	8,967	9,813
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(unaudited)

1.ORGANIZATION
Pacific Oak Strategic Opportunity REIT, Inc. (the “Company”) was formed on October 8, 2008, as a Maryland corporation and elected to be taxed as a real estate investment trust (“REIT”). The Company conducts its business primarily through Pacific Oak SOR (BVI) Holdings, Ltd. (“Pacific Oak SOR BVI”), a private company limited by shares according to the British Virgin Islands Business Companies Act, 2004, which was incorporated on December 18, 2015 and is authorized to issue a maximum of 50,000 common shares with no par value. Upon incorporation, Pacific Oak SOR BVI issued one certificate containing 10,000 common shares with no par value to Pacific Oak Strategic Opportunity Limited Partnership (the “Operating Partnership”), a Delaware limited partnership formed on December 10, 2008. The Company is the sole general partner of, and owns a 0.1% partnership interest in, the Operating Partnership. Pacific Oak Strategic Opportunity Holdings LLC (“REIT Holdings”), a Delaware limited liability company formed on December 9, 2008, owns the remaining 99.9% interest in the Operating Partnership and is its sole limited partner. The Company is the sole member and manager of REIT Holdings.

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2023. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board’s Accounting Standards Codification and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three months ended March 31, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.
The consolidated financial statements include the accounts of the Company, REIT Holdings, the Operating Partnership, Pacific Oak SOR BVI and their direct and indirect wholly owned subsidiaries, and joint ventures in which the Company has a controlling interest and variable interest entities in which the Company is the primary beneficiary. All significant intercompany balances and transactions are eliminated in consolidation.
Liquidity
The Company generally finances its real estate investments and operations using notes and bonds payable that are typically structured as non-recourse secured mortgages with maturities of approximately three to five years. Each reporting period management evaluates the Company’s ability to continue as a going concern by evaluating conditions and events, including assessing the liquidity needs to satisfy upcoming debt obligations and the ability to satisfy debt covenant requirements. Through the normal course of operations and as further discussed in Note 4, the Company has $342.9 million of debt obligations coming due within one year following the report issuance date. In order to satisfy obligations as they mature, management will evaluate its options and may seek to utilize extension options (if available) in the respective loan agreements, may make partial loan repayments to meet debt covenant requirements, may seek to refinance certain debt instruments, may sell real estate equity securities to convert to cash to make principal payments, may market one or more properties for sale or may negotiate a turnover of one or more secured properties back to the related mortgage lender and remit payment for any associated loan guarantee. Historically, the Company has successfully refinanced debt instruments or utilized extension options in order to satisfy debt obligations as they come due and has not negotiated a turnover of a secured property back to a lender, though the

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2024
(unaudited)
Company may utilize such option if necessary. Based upon these plans, and the plans described above, management believes it will have sufficient liquidity to satisfy its obligations as they come due and to continue as a going concern. There can be no assurance as to the certainty or timing of any of management’s plans.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.
Segments
The Company operates in three reportable business segments: strategic opportunistic real estate and real estate-related investments (“strategic opportunistic properties”), residential homes, and hotel, which is how the Company's management manages the business. In general, the Company intends to hold its investments in strategic opportunistic properties for capital appreciation. Traditional performance metrics of strategic opportunistic properties may not be meaningful as these investments are generally non-stabilized and do not provide a consistent stream of interest income or rental revenue. These investments exhibit similar long-term financial performance and have similar economic characteristics. These investments typically involve a higher degree of risk and do not provide a constant stream of ongoing cash flows. As a result, the Company’s management views strategic opportunistic properties as similar investments and aggregates them into one reportable business segment. The Company owns residential homes in 18 markets which are all aggregated into one reportable business segment due to the homes being stabilized, having high occupancy rates and having similar economic characteristics. Additionally, as of March 31, 2024, the Company owns one hotel, which is a separate reportable business segment due to the nature of the hotel business with short-term stays.
Real Estate Equity Securities
These investments are carried at their estimated fair value based on quoted market prices for the security, net of any discounts for restrictions on the sale of the security. Transaction costs that are directly attributable to the acquisition of real estate equity securities are capitalized to its cost basis.
For the three months ended March 31, 2024, the Company recognized a realized loss on real estate equity securities of $26.8 million and an unrealized gain on real estate equity securities of $11.4 million. For the three months ended March 31, 2023, the Company recognized an unrealized loss on real estate equity securities of $12.0 million.
Reclassifications
Certain amounts in the prior year period have been reclassified to conform to the current period presentation. Goodwill, which was previously reported separately on the accompanying consolidated balance sheets, is now included in prepaid expenses and other assets for all periods presented. Additionally, the Company sold residential homes during the three months ended March 31, 2024 and as a result, certain assets and liabilities were reclassified to held for sale in the accompanying consolidated balance sheets for all periods presented. These reclassifications have not changed the results of operations of the prior period.
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
Recently Issued Accounting Standards Updates
There have been no recent accounting pronouncements, changes in accounting pronouncements or recently adopted accounting guidance during the three months ended March 31, 2024, that are of significance or potential significance to the Company.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2024
(unaudited)
3.REAL ESTATE HELD FOR INVESTMENT
As of March 31, 2024, the Company consolidated nine office complexes, encompassing, in the aggregate, approximately 3.2 million rentable square feet and these properties were 67% occupied. In addition, the Company owned one residential home portfolio consisting of 2,168 residential homes, and two apartment properties containing 609 units, which were 94% and 95% occupied, respectively. The Company also owned one hotel property with 196 rooms, four investments in undeveloped land with approximately 581 developable acres, and one office/retail development property. The following table summarizes the Company’s real estate held for investment as of March 31, 2024, and December 31, 2023, respectively (in thousands):

	March 31, 2024	December 31, 2023
Land	$249,193	$253,075
Buildings and improvements	942,688	990,345
Tenant origination and absorption costs	14,045	17,080
Total real estate, cost	1,205,926	1,260,500
Accumulated depreciation and amortization	(152,050)	(167,157)
Total real estate held for investment, net	$1,053,876	$1,093,343

Operating Leases
Certain of the Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of March 31, 2024, the leases, excluding options to extend, apartment leases and residential home leases, which have terms that are generally one year or less, had remaining terms of up to 16.4 years with a weighted-average remaining term of 3.3 years. Some of the leases have provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from tenants in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash and assumed in real estate acquisitions related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets totaled $5.7 million and $5.9 million as of March 31, 2024, and December 31, 2023, respectively.
During the three months ended March 31, 2024 and 2023, the Company recognized deferred rent from tenants of $0.1 million and $0.8 million, net of lease incentive amortization, respectively. As of March 31, 2024 and December 31, 2023, the cumulative deferred rent receivable balance, including unamortized lease incentive receivables, was $19.0 million and $19.1 million, respectively, and is included in rents and other receivables in the accompanying consolidated balance sheets. The cumulative deferred rent balance included $2.2 million and $2.5 million of unamortized lease incentives as of March 31, 2024 and December 31, 2023, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2024
(unaudited)
As of March 31, 2024, the future minimum rental income from the Company’s office complexes, under non-cancelable operating leases was as follows (in thousands):

April 1, 2024 through December 31, 2024	$43,817
2025	52,655
2026	39,732
2027	32,078
2028	25,268
Thereafter	52,730
$246,280
Geographic Concentration Risk
As of March 31, 2024, the Company’s real estate investments in California and Georgia represented 21.1% and 12.1%, respectively, of the Company’s total assets. As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the California and Georgia real estate markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.
Hotel Property
The following table provides detailed information regarding the Company’s hotel revenues for its hotel property during the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Hotel revenues:
Room	$2,465	$2,565
Other	339	348
Hotel revenues	$2,804	$2,913
Contract Liabilities
The following table summarizes the Company’s contract liabilities, which are comprised of: hotel advanced deposits, deferred proceeds received from the buyers of the Park Highlands land sales, and value of Park Highlands land that was contributed to a master association. As of March 31, 2024 and December 31, 2023, contract liabilities were $21.3 million and $23.8 million, respectively, which are included in other liabilities on the accompanying consolidated balance sheets. During the three months ended March 31, 2024 and 2023, the Company recognized $2.5 million and $0.8 million, respectively, of income related to the contract liabilities, which are included on the accompanying consolidated statements of operations.
Impairment of Real Estate
During the three months ended March 31, 2024, the Company recorded impairment charges on real estate in the aggregate of $39.3 million to write down the carrying value of two of the Company’s strategic opportunistic properties and one hotel to their estimated fair values due to declines in market conditions and projected cash flows. During the three months ended March 31, 2023, the Company recorded impairment charges on real estate in the aggregate of $17.7 million to write down the carrying value of one of the Company’s strategic opportunistic properties to its estimated fair value due to a change in the discount and cap rate assumptions and related decrease in projected cash flows.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2024
(unaudited)
Pending Real Estate Sales
In March 2024, the Company, through indirect wholly owned subsidiaries, entered into a purchase and sale agreement for the sale of approximately 454 developable acres of Park Highlands undeveloped land, from the Company’s strategic opportunistic properties segment for gross sale proceeds of approximately $195.0 million, before net closing costs, credits and taxes. The sale is expected to be completed in two phases with planned closing dates of July 31, 2024 and 2025. In Phase 1, 212.14 gross acres are anticipated to be sold to the buyer for approximately $91.0 million by the Phase 1 planned closing date of July 31, 2024. In Phase 2, 242.17 gross acres are anticipated to be sold to the buyer for approximately $104.0 million by the Phase 2 planned closing date of July 31, 2025. Note that each of the foregoing anticipated closing dates may be extended in certain circumstances. A portion of the acres to be sold are pledged as collateral for an offering of Series C bonds (the “Series C Bonds”). There can be no assurance that the Company will complete the sale. The purchaser is not affiliated with the Company or with the Company’s external advisor, Pacific Oak Capital Advisors, LLC (“Pacific Oak Capital Advisors”).

4.NOTES AND BONDS PAYABLE
As of March 31, 2024 and December 31, 2023, the Company’s notes and bonds payable consisted of the following (dollars in thousands):

	Book Value as of March 31, 2024	Book Value as of December 31, 2023	Contractual Interest Rate as of March 31, 2024 (1)	Effective Interest Rate at March 31, 2024 (1)	Payment Type (2)	Maturity Date (3)
Richardson Office Mortgage Loan	$12,162	$12,209	SOFR + 3.50%	8.84%	Principal & Interest	11/01/2024
Series B Bonds (4)	210,498	321,724	3.93%	3.93%	(4)	01/31/2026
Series C Bonds (4)	97,609	99,461	9.00%	9.00%	(4)	06/30/2026
Crown Pointe Mortgage Loan	54,738	54,738	SOFR + 2.30%	7.64%	Interest Only	04/01/2025
Georgia 400 Center Mortgage Loan (5)	40,052	40,184	SOFR + 1.55%	6.89%	Principal & Interest	05/22/2024
PORT Mortgage Loan 1	34,967	34,967	4.74%	4.74%	Interest Only	10/01/2025
PORT Mortgage Loan 2	10,523	10,523	4.72%	4.72%	Interest Only	03/01/2026
PORT MetLife Loan 1	58,746	59,091	3.90%	3.90%	Interest Only	04/10/2026
PORT MetLife Loan 2	93,564	93,388	3.99%	3.99%	Interest Only	04/10/2026
Q&C Hotel Mortgage Loan	24,529	24,579	SOFR + 3.50%	8.84%	Principal & Interest	04/30/2024 (6)
Lincoln Court Mortgage Loan (5)	33,110	33,310	SOFR + 3.25%	8.59%	Interest Only	08/07/2025
Lofts at NoHo Commons Mortgage Loan	68,451	68,451	SOFR + 2.18% (7)	7.52%	Interest Only	09/09/2024
Madison Square Mortgage Loan	19,346	17,962	4.63%	4.63%	Interest Only	10/07/2024
Four Pack Mortgage Loan	173,125	175,234	BSBY + 2.75%	8.18%	Principal & Interest	09/01/2026
Eight & Nine Corporate Centre Mortgage Loan	20,000	—	SOFR + 4.90% (8)	10.24%	Interest Only	02/09/2026
Total notes and bonds payable principal outstanding	951,420	1,045,821
Deferred financing costs and debt discount and premium, net (9)	(16,208)	(17,138)
Total notes and bonds payable, net	$935,212	$1,028,683
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of March 31, 2024. Effective interest rate was calculated as the actual interest rate in effect as of March 31, 2024 (consisting of the contractual interest rate and contractual floor rates), using interest rate indices such as Secured Overnight Financing Rate (“SOFR”) or Bloomberg Short Term Bank Yield (“BSBY”) as of March 31, 2024, where applicable.
(2) Represents the payment type required under these loans as of March 31, 2024. Certain future monthly payments due under these loans also include amortizing principal payments.
(3) Represents the initial maturity date or the maturity date as extended as of March 31, 2024; subject to certain conditions, the maturity dates of certain loans may be extended beyond the date shown. For more information of the Company’s contractual obligations under its notes and bonds payable, see five-year maturity table, below.
(4) See “Israeli Bond Financings” below.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2024
(unaudited)
(5) The Company’s notes and bonds payable are generally non-recourse. These mortgage loans have guarantees over certain balances whereby the Company would be required to make guaranteed payments in the event that the Company turned the property over to the lender. As of March 31, 2024, the guaranteed amount in the aggregate was $22.8 million.
(6) Subsequent to March 31, 2024, the Company was in technical default.
(7) The effective interest rate is at the higher of one-month SOFR or 1.75%, plus 2.18%.
(8) The effective interest rate is at the higher of one-month SOFR plus 4.50% or 8.90%.
(9) Represents the unamortized premium/discount on notes and bonds payable due to the above- and below-market interest rates when the debt was assumed. The discount/premium is amortized over the remaining life of the notes and bonds payable.
During the three months ended March 31, 2024 and 2023, the Company incurred $16.8 million and $16.0 million, respectively, of interest expense. Included in interest expense during the three months ended March 31, 2024 and 2023 was $2.3 million and $2.4 million, respectively of amortization of deferred financing costs and debt discount and premium. Additionally, during the three months ended March 31, 2024 and 2023, the Company capitalized $1.1 million and $0.9 million, respectively, of interest related to its investments in undeveloped land.
As of March 31, 2024 and December 31, 2023, the Company’s interest payable was $7.3 million and $9.0 million, respectively.
The following is a schedule of maturities, including principal amortization payments, for all notes and bonds payable outstanding as of March 31, 2024 (in thousands):

April 1, 2024 through December 31, 2024	$180,840
2025	236,458
2026	534,122
2027	—
2028	—
Thereafter	—
$951,420

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
The Company’s notes payable contain financial debt covenants, including minimum equity requirements and liquidity ratios. As of March 31, 2024, the Company was in compliance with all of these debt covenants with the exception that the Q&C Hotel Mortgage Loan, Madison Square Mortgage Loan and Lincoln Court Mortgage Loan were not in compliance with the debt service coverage requirement. As a result of such non-compliance, the Company is required to provide a cash sweep for the Lincoln Court Mortgage Loan and the remaining loans are at-risk of cash sweeps and/or principal pay downs if in continuous non-compliance.
Israeli Bond Financings
Pacific Oak SOR BVI previously issued Series C Bonds, of which 360.0 million Israeli new shekels remain outstanding as of March 31, 2024. The Series C Bonds are collateralized by real estate (specified lands in Park Highlands and Richardson).
Pacific Oak SOR BVI previously issued Series B bonds (the “Series B Bonds”), of which 776.4 million Israeli new shekels remain outstanding as of March 31, 2024. The Series B Bonds have annual principal installment payments due January 2025 and 2026. In January 2024, the Company made the first Series B Bonds installment payment of approximately 388.1 million Israeli new shekels.
The deeds of trust that govern the terms of the Series B and C Bonds contain various financial covenants. As of March 31, 2024, the Company was in compliance with these financial covenants.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2024
(unaudited)
See Note 10, “Subsequent Events” for a description of Pacific Oak SOR BVI’s issuance of Series D bonds (the “Series D Bonds”) in April 2024.

5.FAIR VALUE DISCLOSURES
The following were the carrying amounts and fair values of the Company’s financial instruments as of March 31, 2024 and December 31, 2023, which carrying amounts do not approximate the fair values (in thousands):

	March 31, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities (Level 3):
Notes payable	$638,362	$631,653	$620,262	$611,725
Financial liabilities (Level 1):
Pacific Oak SOR BVI Series B Bonds	$202,511	$201,331	$312,458	$296,380
Pacific Oak SOR BVI Series C Bonds	$94,339	$103,221	$95,963	$102,664

Disclosure of the fair value of financial instruments is based on pertinent information available to the Company as of the period end and requires a significant amount of judgment. This has made the estimation of fair values difficult and, therefore, both the actual results and the Company’s estimate of value at a future date could be materially different.
As of March 31, 2024, the Company measured the following assets at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Real estate equity securities	$11,950	$11,950	$—	$—
Asset derivative - interest rate caps (1)	$2,088	$—	$2,088	$—
Nonrecurring Basis:
Impaired real estate (2)	$191,900	$—	$—	$191,900
_____________________
(1) Interest rate caps are included in prepaid expenses and other assets in the consolidated balance sheets.
(2) Amount represents the fair value for a real estate asset impacted by impairment charges during the months ended March 31, 2024, as of the date that the fair value measurement was made. The carrying value for the real estate asset may have subsequently increased or decreased from the fair value reflected due to activity that has occurred since the measurement date.
During the three months ended March 31, 2024, three of the Company’s real estate properties were impaired and written down to their estimated fair values due to declines in market conditions and projected cash flows. The real estate properties were measured based on an income approach with the significant unobservable inputs used in evaluating the estimated fair value of the properties, with discount rates between 8.25% to 8.75% and terminal cap rates between 7.0% to 8.0%. During the three months ended March 31, 2023, one of the Company’s real estate properties was impaired and written down to its estimated fair value. The real estate property was measured based on an income approach with the significant unobservable inputs used in evaluating the estimated fair value of the property, which are discount rate of 7.0% and terminal cap rate of 6.5%.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2024
(unaudited)
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
_____________________
(1) Interest rate caps and foreign currency collars are included in prepaid expenses and other assets, respectively, on the accompanying consolidated balance sheets.
(2) Amount represents the fair value for a real estate asset impacted by impairment charges during the year ended December 31, 2023, as of the date that the fair value measurement was made. The carrying value for the real estate asset may have subsequently increased or decreased from the fair value reflected due to activity that has occurred since the measurement date.

6.RELATED PARTY TRANSACTIONS
The Company has entered into agreements with certain affiliates pursuant to which they provide services to the Company. Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three months ended March 31, 2024 and 2023, respectively, and any related amounts payable as of March 31, 2024 and December 31, 2023 (in thousands):

	Incurred during the three months ended March 31,		Payable as of
	2024	2023	March 31, 2024	December 31, 2023
Expensed
Asset management fees	$4,102	$3,973	$9,738	$6,855
Property management fees (1)	677	664	214	153
Disposition fees (2)	15	362	—	—
Reimbursable offering costs (3)	—	—	789	894
	$4,794	$4,999	$10,741	$7,902
_____________________
(1) Property management fees paid to DMH Realty, LLC (“DMH Realty”), an affiliate of Pacific Oak Capital Advisors and the advisor of the Company’s wholly-owned subsidiary, Pacific Oak Residential Trust, Inc. (“PORT”), pursuant to the property management agreement between DMH Realty and PORT, are recorded as operating, maintenance, and management expenses in the accompanying consolidated statements of operations.
(2) Disposition fees with respect to real estate properties sold are recorded as a component of the gain or loss on sale of real estate in the accompanying consolidated statements of operations.
(3) Reimbursable offering costs to Pacific Oak Capital Advisors related to the PORT private offering. See Note 10 for further discussion.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2024
(unaudited)
Pacific Oak Opportunity Zone Fund I
Pacific Oak Capital Advisors is entitled to certain fees in connection with Pacific Oak Opportunity Zone Fund I. During the three months ended March 31, 2024, the Company recorded $0.1 million of waived asset management fees recorded as income in the accompanying statement of operations, and during the three months ended March 31, 2023, there were no waived asset management fees. As of March 31, 2024 and December 31, 2023, the Company recorded receivable balances of $0.5 million and $0.4 million, respectively, and are included in prepaid expenses and other assets in the accompanying consolidated balance sheets. Subsequent to March 31, 2024, the Company received a distribution of capital of $1.5 million from Pacific Oak Opportunity Zone Fund I.

7.INVESTMENT IN UNCONSOLIDATED ENTITIES
As of March 31, 2024 and December 31, 2023, the Company’s investments in unconsolidated entities were composed of the following (dollars in thousands):

	Number of Properties as of March 31, 2024			Investment Balance as of
Joint Venture		Location	Ownership %	March 31, 2024		December 31, 2023
110 William Joint Venture	1	New York, New York	(1)	$30,120	(1)	$22,314
Pacific Oak Opportunity Zone Fund I	4	Various	47.0%	23,225	(2)	23,587
353 Sacramento Joint Venture	1	San Francisco, California	55.0%	—	(3)	—
				$53,345		$45,901
_____________________
(1) The 110 William Joint Venture is governed by an amended and restated limited liability company agreement, dated July 5, 2023. In July 2023, the 110 William Joint Venture entered into debt and equity restructuring agreements and as a result, the Company committed to funding up to $105.0 million (the “Capital Commitments”) to the 110 William Joint Venture in exchange for 77.5% of preferred interest in the joint venture. During the three months ended March 31, 2024, the Company made capital contributions to the 110 William Joint Venture of $15.6 million and as of March 31, 2024, $61.1 million of the Capital Commitments remains to be funded. As of March 31, 2024, the Company owned 100% of the common interest and 77.5% of preferred interest in the joint venture.
(2) The maximum exposure to loss as a result of the Company’s investment in the Pacific Oak Opportunity Zone Fund I is limited to the carrying amount of the investment.
(3) The Company suspended the equity method of accounting for the 353 Sacramento Joint Venture.

Summarized financial information for investment in unconsolidated entities follows (in thousands):

	March 31, 2024	December 31, 2023

Assets:
Real estate, net	$400,710	$411,028
Total assets	467,559	468,002
Liabilities:
Notes payable, net	410,183	410,563
Total liabilities	421,723	427,794
Total equity	$45,836	$40,207

	For the Three Months Ended March 31,
	2024	2023
Total revenues	$9,277	$11,120
Operating loss	(10,230)	(14,035)
Net loss	$(10,221)	$(13,948)

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2024
(unaudited)
8.REPORTING SEGMENTS
The Company recognizes three reporting segments for the three months ended March 31, 2024 and 2023 and consists of strategic opportunistic properties and real estate-related investments (“strategic opportunistic properties”), residential homes, and hotel. All corporate related costs are included in the strategic opportunistic properties segment to align with how financial information is presented to the Company's Chief Executive Officer and President, who are jointly the chief operating decision maker (the “CODM”). The CODM makes key operating decisions, evaluates financial results and manages the Company’s business based on the selected financial information. The selected financial information for reporting segments for the three months ended March 31, 2024 and 2023 are as follows (in thousands):

	Three Months Ended March 31, 2024
	Strategic Opportunistic Properties	Residential Homes	Hotel	Total
Total revenues	$23,131	$9,066	$2,804	$35,001
Total expenses	(72,127)	(10,933)	(6,415)	(89,475)
Total other (loss) income, net	(22,656)	107	29	(22,520)
Net loss	$(71,652)	$(1,760)	$(3,582)	$(76,994)

	Three Months Ended March 31, 2023
	Strategic Opportunistic Properties	Residential Homes	Hotel	Total
Total revenues	$25,890	$9,324	$2,913	$38,127
Total expenses	(55,377)	(11,265)	(2,901)	(69,543)
Total other income, net	15,279	—	29	15,308
Net (loss) income before income taxes	$(14,208)	$(1,941)	$41	$(16,108)
Total assets related to the reporting segments as of March 31, 2024 and December 31, 2023 are as follows (in thousands):

	Strategic Opportunistic Properties	Residential Homes	Hotel	Total
Total assets as of March 31, 2024	$877,505	$294,066	$43,062	$1,214,633
Total assets as of December 31, 2023	$1,024,555	$315,957	$47,631	$1,388,143

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2024
(unaudited)
9.COMMITMENTS AND CONTINGENCIES
Lease Obligations
As of March 31, 2024 and December 31, 2023, the Company’s lease and rights to a leasehold interest with respect to 210 West 31st, which was accounted as a finance lease, are included in the consolidated balance sheet as follows:

	March 31, 2024	December 31, 2023
Right-of-use asset (included in real estate held for investment, net, in thousands)	$6,391	$6,391
Lease obligation (included in other liabilities, in thousands)	9,561	9,537

Remaining lease term	89.8 years	90.0 years
Discount rate	4.8%	4.8%
As of March 31, 2024, the Company had a leasehold interest expiring in 2114. Future minimum lease payments under the Company’s finance lease as of March 31, 2024, are as follows (in thousands):

April 1, 2024 through December 31, 2024	$270
2025	393
2026	396
2027	396
2028	396
Thereafter	51,375
Total expected minimum lease obligations	53,226
Less: Amount representing interest (1)	(43,665)
Present value of net minimum lease payments (2)	$9,561
_____________________
(1) Interest includes the amount necessary to reduce the total expected minimum lease obligations to present value calculated at the Company’s incremental borrowing rate at acquisition.
(2) The present value of net minimum lease payments is included in other liabilities in the accompanying consolidated balance sheets.

Capital Commitments
As of March 31, 2024, the Company had a future funding commitment of $61.1 million related to the Capital Commitments. Such amounts are payable as incurred and therefore, no accrual is recognized as of March 31, 2024.
Guarantee Agreements
As of March 31, 2024, and as part of the previous 110 William Joint Venture debt and restructuring agreements, the Company guaranteed: all debt servicing costs and timely debt payments, completion for the construction and development of tenant improvement work, capital commitments, and recourse obligations. The related debt has an initial maturity of July 5, 2026, and guarantee amounts are due upon occurrence of any one triggering event.
As of March 31, 2024, and as part of the Georgia 400 Mortgage Loan and Lincoln Court Mortgage Loan, the Company guaranteed the payment of $22.8 million, whereby the Company would be required to make guaranteed payments in the event that the Company turned the property over to the lender.
Economic Dependency
The Company is dependent on Pacific Oak Capital Advisors and its affiliates for certain services that are essential to the Company, including the identification, evaluation, negotiation, origination, acquisition and disposition of investments; management of the daily operations of the Company’s investment portfolio; and other general and administrative responsibilities. In the event that Pacific Oak Capital Advisors and its affiliates is unable to provide these services, the Company will be required to obtain such services from other sources.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.     Financial Statements (continued)
PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2024
(unaudited)
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Although there can be no assurance, the Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations as of March 31, 2024.
Legal Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. As of March 31, 2024, there are no material legal or regulatory proceedings pending or known to be contemplated against the Company or its properties.

10.SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
PORT Offering Termination
In April 2024, Pacific Oak Residential Trust, Inc., a wholly owned subsidiary of the Company, terminated a private offering of common stock. No shares were sold in the private offering.
Series D Bonds
In April 2024, Pacific Oak SOR BVI issued 288.1 million Israeli new shekels (approximately $76.2 million as of April 24, 2024) of Series D Bonds to Israeli investors pursuant to offerings registered with the Israeli Securities Authority. The Series D Bonds bear interest of 9.5% and have principal installment payments equal to 33.33% of the face amount due on February 28th from 2027 to 2029.

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
The following are some of the risks and uncertainties, although not all of the risks and uncertainties, which could cause our actual results to differ materially from those presented in our forward-looking statements:
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
•We depend on the availability of and costs associated with sources of real estate liquidity.
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
•We have focused, and may continue to focus, our investments in non-performing: real estate, real estate-related investments in joint ventures, and real estate-related securities, which involve more risk than investments in performing real estate and real estate-related assets.
All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission (the “SEC”).

Overview
We were formed on October 8, 2008, as a Maryland corporation, elected to be taxed as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2010 and intend to operate in such manner. Pacific Oak Capital Advisors, LLC (“Pacific Oak Capital Advisors”) is our advisor and as our advisor, Pacific Oak Capital Advisors manages our day-to-day operations and our portfolio of investments. Our advisor also has the authority to make all of the decisions regarding our investments, except for our residential homes portfolio. Our residential homes portfolio, held through our subsidiary Pacific Oak Residential Trust, Inc. (“PORT”), is managed by Pacific Oak Residential Advisors, LLC (“PORA”), an affiliate of our advisor. The advisory duties are subject to the limitations in our charter and the direction and oversight of our board of directors. Our advisor also provides asset-management, marketing, investor-relations and other administrative services on our behalf. We have sought to invest in and manage a diverse portfolio of real estate related loans, opportunistic real estate, real estate-related debt securities, real estate equity securities and other real estate-related investments. We conduct our business primarily through our Operating Partnership, of which we are the sole general partner.
In April 2024, Pacific Oak SOR (BVI) Holdings, Ltd. (“Pacific Oak SOR BVI”) issued 288.1 million Israeli new shekels (approximately $76.2 million as of April 24, 2024) of Series D bonds (the “Series D Bonds”) to Israeli investors pursuant to offerings registered with the Israeli Securities Authority. The Series D Bonds bear interest of 9.5% per year and have annual principal installment payments equal to 33.33% of the face amount due on February 28th from 2027 to 2029.
Pacific Oak SOR BVI previously issued Series C Bonds, of which 360.0 million Israeli new shekels remain outstanding as of March 31, 2024. The Series C Bonds are collateralized by real estate (specified lands in Park Highlands and Richardson).
Pacific Oak SOR BVI previously issued Series B Bonds, of which 776.4 million Israeli new shekels remain outstanding as of March 31, 2024. The Series B Bonds have annual principal installment payments due January 2025 and 2026. In January 2024, we made the first Series B Bonds installment payment of approximately 388.1 million Israeli new shekels.
As of March 31, 2024, we consolidated nine office complexes, encompassing, in the aggregate, approximately 3.2 million rentable square feet, one residential home portfolio consisting of 2,168 residential homes, two apartment properties containing 609 units, one hotel property with 196 rooms, four investments in undeveloped land with approximately 581 developable acres, one office/retail development property and held an interest in three investments in unconsolidated entities.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures and corporate general and administrative expenses. Cash flow from operations from our real estate investments is primarily dependent upon the occupancy levels of our properties, the net effective rental rates on our leases, the collectability of rent and operating recoveries from our tenants and how well we manage our expenditures. As of March 31, 2024, our office complexes were collectively 67% occupied, our residential home portfolio was 94% occupied and our apartment properties were 95% occupied.
Investments in real estate equity securities generate cash flow in the form of dividend income. As of March 31, 2024, we had two investments in real estate equity securities outstanding with a total carrying value of $12.0 million.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended March 31, 2024, did not exceed the charter-imposed limitation.
For the three months ended March 31, 2024, our cash needs for capital expenditures, redemptions of common stock funding commitment, and debt requirements were met with proceeds from dispositions of real estate, proceeds from debt financing and cash on hand, except where otherwise noted. Operating cash needs during the same period were met through cash flow generated by our real estate and real estate-related investments and cash on hand. As of March 31, 2024, we had outstanding debt obligations in the aggregate principal amount of $0.9 billion, with a weighted-average remaining term of 1.7 years. As of March 31, 2024, we had $288.2 million of debt obligations scheduled to mature over the period from April 1, 2024 through March 31, 2025. Of these debt obligations $19.3 million have extension options if we comply with certain debt covenants that may include one or a combination of the following ratios: debt-to-value, debt yield, minimum equity requirements and debt service coverage. As of the date of filing, we are in technical default on the Q&C Hotel Mortgage Loan and are in ongoing discussions with the lender to obtain an extension. In order to satisfy obligations as they mature, we plan to utilize extension options available in the respective loan agreements, may seek to refinance certain debt instruments, may market one or more properties for sale or may negotiate a turnover of one or more secured properties back to the related mortgage lender. We have also agreed to fund expenditures and improvements to the 110 William Joint Venture of $105.0 million (the “Capital Commitments”). As of March 31, 2024, the outstanding amount to be paid under the Capital Commitments is approximately $61.1 million. Based upon these plans, we believe we will have sufficient liquidity to continue as a going concern. There can be no assurance as to the certainty or timing of any of our plans.
We plan to meet these obligations primarily through a combination of one or more of cash on hand, asset sales, extension options (if available), refinancings (whether with the same lender or different lenders) and issuing additional debt. We believe that with these options we have sufficient cash on hand and availability to address our debt maturities and capital needs scheduled to mature over the period April 1, 2024 through March 31, 2025. However, tighter financial conditions, higher interest rates and lower asset values may make it more difficult to refinance our loans or to sell assets on favorable terms. In recent years, we have accessed debt capital through the Israeli capital markets, but that source of debt capital may be limited in the future because of changing conditions such as the ongoing conflicts in Israel. Our mortgage loans are primarily non-recourse to us, meaning the lender’s recourse is to take possession of the underlying property. It is possible we may choose not to repay or refinance some of the maturing loans, which would ultimately result in losing possession of the underlying property.
In April 2024, we issued 288.1 million (approximately $76.2 million as of April 24, 2024) Israeli new shekels of Series D Bonds to Israeli investors pursuant to offerings registered with the Israeli Securities Authority. The Series D Bonds bear interest of 9.5% and have principal installment payments equal to 33.33% of the face amount due on February 28th from 2027 to 2029.
Guarantee Agreements
As of March 31, 2024, and as part of the previous 110 William Joint Venture debt and equity restructuring, we guaranteed: all debt servicing costs and timely debt payments, completion for the construction and development of tenant improvement work, Capital Commitments, and recourse obligations. The related debt has an initial maturity of July 5, 2026, and guarantee amounts are due upon occurrence of any one triggering event.
As of March 31, 2024, and as part of the Georgia 400 Mortgage Loan and Lincoln Court Mortgage Loan, we guaranteed the payment of $22.8 million, whereby we would be required to make payments in the event that we turned the property over to the lender.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Cash Flows from Operating Activities
As of March 31, 2024, we consolidated nine office complexes, encompassing, in the aggregate, approximately 3.2 million rentable square feet and these properties were 67% occupied. In addition, we owned one residential home portfolio consisting of 2,168 residential homes, and two apartment properties containing 609 units, which were 94% and 95% occupied, respectively. We also owned one hotel property with 196 rooms, four investments in undeveloped land with approximately 581 developable acres, and one office/retail development property, and held an interest in three investments in unconsolidated entities and two investments in real estate equity securities. During the three months ended March 31, 2024, net cash used in operating activities was $7.4 million. We expect that our cash flows from operating activities will increase in future periods as a result of leasing additional space that is currently unoccupied and anticipated future acquisitions of real estate and real estate-related investments. However, our cash flows from operating activities may decrease to the extent that we dispose of additional assets.
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
Among the fees payable to our advisor is an asset management fee. With respect to investments other than real property, the asset management fee is a monthly fee calculated, each month, as one-twelfth of 1.0%, of the lesser of (i) the amount actually paid or allocated to acquire or fund the loan or other investment, inclusive of fees and expenses related thereto and the amount of any debt associated with or used to acquire or fund such investment and (ii) the outstanding principal amount of such loan or other investment, plus the fees and expenses related to the acquisition or funding of such investment, as of the time of calculation. With respect to investments in real property, the asset management fee is a monthly fee equal to one-twelfth of 1.0%, of the sum of the amount paid or allocated to acquire the investment, plus the cost of any subsequent development, construction or improvements to the property, and inclusive of fees and expenses related thereto and the amount of any debt associated with or used to acquire such investment. In the case of investments made through joint ventures, the asset management fee will be determined based on our proportionate share of the underlying investment, inclusive of our proportionate share of any fees and expenses related thereto.
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
Cash Flows from Investing Activities
Net cash used in investing activities was $11.9 million for the three months ended March 31, 2024, and consisted primarily of the following:
•Contributions to an unconsolidated entity of $15.6 million;
•Proceeds from the sale of real estate equity securities of $14.3 million; and
•Improvements to real estate of $9.9 million.
Cash Flows from Financing Activities
Net cash used in financing activities was $89.3 million for the three months ended March 31, 2024 and consisted primarily of the following:
•$88.9 million of net cash was used in principal payments on notes and bonds payable, which mainly consisted of principal payments of notes and bonds payable of $109.0 million, primarily related to the Series B Bond installment payment. This was partially offset by proceeds from notes and bonds payable of $21.6 million, primarily related to proceeds received from the Eight & Nine Corporate Centre Mortgage Loan; and

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
•$0.8 million of cash used for redemptions of common stock.
In order to execute our investment strategy, we utilize secured debt, and we may, to the extent available, utilize unsecured debt, to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinancing and interest risks, are properly balanced with the benefit of using leverage. There is no limitation on the amount we may borrow for any single investment. Our charter does not limit us from incurring debt until our aggregate borrowings would exceed 300% of our net assets, which approximates aggregate liabilities of 75% of the cost of our tangible assets (before deducting depreciation or other non-cash reserves); however, we may exceed that limit if a majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our common stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of March 31, 2024, our borrowings and other liabilities were both approximately 64% of the cost (before depreciation and other noncash reserves) and book value (before depreciation) of our tangible assets, respectively.
Pacific Oak SOR BVI previously issued Series C Bonds, of which 360.0 million Israeli new shekels remain outstanding as of March 31, 2024. The Series C Bonds are collateralized by real estate (specified lands in Park Highlands and Richardson).
Pacific Oak SOR BVI previously issued Series B Bonds, of which 776.4 million Israeli new shekels remain outstanding as of March 31, 2024. The Series B Bonds have annual principal installment payments due January 2025 and 2026. In January 2024, we made the first Series B Bonds installment payment of approximately 388.1 million Israeli new shekels.
See “Subsequent Events” below for additional information regarding the offering of Series D Bonds in April 2024.

Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of March 31, 2024 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2024	2025-2026	2027-2028	Thereafter
Outstanding debt obligations (1)	$951,420	$180,840	$770,580	$—	$—
Interest payments on outstanding debt obligations (2)	99,126	44,690	54,436	—	—
Finance lease obligation (3)	53,226	270	789	792	51,375
Capital Commitments (4)	61,119	(4)	(4)	—	—
Development obligations (5)	8,967	8,967	—	—	—
_____________________
(1) Amounts include principal payments based on the outstanding principal amounts, maturity dates and foreign currency rates in effect as of March 31, 2024.
(2) Projected interest payments are based on the outstanding principal amounts, maturity dates, foreign currency rates and interest rates in effect as of March 31, 2024.
(3) Amounts are related to a leasehold interest expiring on 2114.
(4) The determination of our pace and timing for the Capital Commitments remains uncertain, potentially extending beyond the year 2024.
(5) Amounts are development obligations related to previous sales of Park Highlands land.

Results of Operations
Overview
As of March 31, 2024, we consolidated nine office complexes, encompassing, in the aggregate, approximately 3.2 million rentable square feet, one residential home portfolio consisting of 2,168 residential homes, two apartment properties containing 609 units, one hotel property with 196 rooms, four investments in undeveloped land with approximately 581 developable acres, one office/retail development property, held an interest in three investments in unconsolidated entities and two investments in real estate equity securities.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Our results of operations for the three months ended March 31, 2024, may not be indicative of those in future periods due to acquisition and disposition activities. Additionally, the occupancy in our office complexes has not been stabilized. As of March 31, 2024, our office complexes were collectively 67% occupied, our residential home portfolio was 94% occupied and our apartment property was 95% occupied. However, due to the amount of near-term lease expirations, we do not put significant emphasis on quarterly changes in occupancy (positive or negative) in the short run. Our underwriting and valuations are generally more sensitive to “terminal values” that may be realized upon the disposition of the assets in the portfolio and less sensitive to ongoing cash flows generated by the portfolio in the years leading up to an eventual sale. There are no guarantees that the occupancy of our assets will increase, or that we will recognize a gain on the sale of our assets. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of leasing additional space and acquiring additional assets but decrease due to disposition activity.
Comparison of the three months ended March 31, 2024, versus the three months ended March 31, 2023
The following table provides summary information about our results of operations for the three months ended March 31, 2024 and 2023 (dollar amounts in thousands):

	Three Months Ended March 31,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions/ Dispositions (1)	$ Change Due to Investments Held Throughout Both Periods (2)
	2024	2023
Rental income	$31,210	$32,077	$(867)	(3)%	$(1,093)	$226
Hotel revenues	2,804	2,913	(109)	(4)%	—	(109)
Other operating income	909	1,139	(230)	(20)%	—	(230)
Dividend income from real estate equity securities	78	1,998	(1,920)	(96)%	(138)	(1,782)
Operating, maintenance, and management	10,903	11,168	(265)	(2)%	(136)	(129)
Real estate taxes and insurance	6,477	6,416	61	1%	(202)	263
Hotel expenses	1,867	1,962	(95)	(5)%	(14)	(81)
Asset management fees to affiliates	4,102	3,973	129	3%	(73)	286
General and administrative expenses	3,252	3,001	251	8%	n/a	n/a
Foreign currency transaction gain, net	(3,913)	(2,719)	(1,194)	44%	n/a	n/a
Depreciation and amortization	10,749	12,048	(1,299)	(11)%	(288)	(1,011)
Interest expense, net	16,773	16,031	742	5%	(361)	1,103
Impairment charges on real estate and related intangibles	39,265	17,663	21,602	—%	n/a	n/a
Loss from unconsolidated entities, net	(8,077)	(2,332)	(5,745)	246%	—	(5,745)
Other interest income	455	204	251	123%	n/a	n/a
Loss on real estate equity securities, net	(15,350)	(12,033)	(3,317)	28%	(26,761)	23,444
Gain on sale of real estate	452	29,469	(29,017)	(98)%	(29,383)	366
Income tax provision	—	(3,662)	3,662	100%	3,662	—
_____________________
(1) Represents the dollar amount increase (decrease) for the three months ended March 31, 2024, compared to the three months ended March 31, 2023 related to real estate and real estate-related investments acquired or disposed on or after April 1, 2023.
(2) Represents the dollar amount increase (decrease) for the three months ended March 31, 2024, compared to the three months ended March 31, 2023 with respect to real estate and real estate-related investments owned by us during the entirety of both periods presented.
Rental income decreased to $31.2 million for the three months ended March 31, 2024, from $32.1 million for the three months ended March 31, 2023. The decrease was primarily due to the disposition of 288 homes from our residential homes portfolio. This resulted in a decrease of approximately $1.1 million of rental income for the three months ended March 31, 2024, and the occupancy rates and income within the residential homes segment remained consistent for the three months ended March 31, 2024 and 2023. Additionally, the average occupancy rate and rental income per square foot for our strategic opportunistic properties remained consistent for the three months ended March 31, 2024 and 2023. We expect rental income to increase in future periods as a result of new lease activity and to the extent we acquire additional properties, but to decrease to the extent we dispose of properties or from naturally expiring leases.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Foreign currency transaction gain, net increased to $3.9 million for the three months ended March 31, 2024 from $2.7 million for the three months ended March 31, 2023, primarily due to the outstanding Series B and C Bonds being denominated in Israeli new shekels and more favorable exchange rates during the three months ended March 31, 2024. We expect to recognize foreign transaction gains and losses due to changes in the value of the U.S. dollar relative to the Israeli new shekel which may be offset from foreign currency derivative hedges outstanding in future periods.
Interest expense, net increased to $16.8 million for the three months ended March 31, 2024, from $16.0 million for the three months ended March 31, 2023, primarily due to the increase in the weighted-average variable rate to 8.0% as of March 31, 2024, from 7.1% as of March 31, 2023. Additionally, the weighted-average fixed rate increased to 5.0% as of March 31, 2024, from 4.0% as of March 31, 2023, primarily due to the debt issued in connection with the Series C Bonds of $99.5 million with a fixed interest rate of 9.0%. We anticipate interest expense will increase in 2024 as a result of higher average market interest rates on our variable-rate debt as interest rates are expected to plateau and then start to decrease at a slower rate compared to how quickly they increased throughout 2023. Our interest expense in future periods will vary based on interest rates on variable and fixed rate debt, the amount of interest capitalized, level of future borrowings, interest rate derivative instruments, foreign currency denominated debt, and the impact of refinancing efforts.
Impairment charges on real estate and related intangibles increased to $39.3 million for the three months ended March 31, 2024 from $17.7 million for the three months ended March 31, 2023, which primarily consisted of writing down the carrying value of two strategic opportunistic properties and one hotel due to declines in the market conditions and projected cash flows.
Loss from unconsolidated entities, net increased to $8.1 million for the three months ended March 31, 2024 from $2.3 million for the three months ended March 31, 2023, primarily related to the increase in loss from the 110 William Joint Venture of $6.1 million for the three months ended March 31, 2024, due to the previous suspension of the equity method of accounting during the three months ended March 31, 2023 and was partially offset by the decrease in loss from the 353 Sacramento Joint Venture of $0.5 million.
Loss on real estate equity securities, net increased to $15.4 million for the three months ended March 31, 2024, from $12.0 million for the three months ended March 31, 2023, primarily related to the change in the fair value of our real estate equity securities held and sold during these periods. We expect gains and losses on real estate equity securities to fluctuate in future periods as a result of changes in share prices of our investments in real estate equity securities. Also, we expect dividend income from real estate equity securities to fluctuate based on the level of future dividends declared and to increase or decrease in future periods as a result of the acquisition or sale of real estate equity securities, respectively.

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
Although MFFO includes other adjustments, the exclusion of straight-line rent, the amortization of above- and below-market leases, amortization of premium or discount on bond and notes payable, mark-to-market foreign currency transaction adjustments and extinguishment of debt are the most significant adjustments for the periods presented. We have excluded these items based on the following economic considerations:
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
•Amortization of discount on notes and bonds payable. These are net adjustments to interest expense as required by GAAP to recognize notes and bonds payable discount and premiums on a straight-line basis over the life of the

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
respective notes and bonds payable. We have excluded these adjustments in our calculation of MFFO to appropriately reflect the current economic impact of our bond and notes payable and related interest expense;
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
Adjusted MFFO includes adjustments to reduce MFFO primarily related to income tax provision, as well as real estate taxes, property insurance, and financing costs which are capitalized with respect to certain of our investments in undeveloped land.
Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculations of MFFO and Adjusted MFFO, for the three months ended March 31, 2024 and 2023 (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended March 31,
	2024	2023
Net loss attributable to common stockholders	$(76,473)	$(19,581)
Depreciation and amortization	10,749	12,048
Impairment charges on real estate and related intangibles	39,265	17,663
Gain on sale of real estate	(452)	(29,469)
Loss on real estate equity securities, net	15,350	12,033
Adjustments for noncontrolling interests (1)	(645)	(182)
Adjustments for investments in unconsolidated entities (2)	(7,152)	(3,504)
FFO attributable to common stockholders	(19,358)	(10,992)
Straight-line rent and amortization of above- and below-market leases	(135)	(1,027)
Amortization of discount on notes and bonds payable, net	950	1,103
Unrealized (gain) loss on interest rate caps	(248)	36
Foreign currency transaction gain, net	(3,913)	(2,719)
Adjustments for noncontrolling interests (1)	(4)	(3)
Adjustments for investments in unconsolidated entities (2)	880	311
MFFO attributable to common stockholders	(21,828)	(13,291)
Other capitalized operating expenses (3)	(2,684)	(4,077)
Income tax provision	—	3,662
Adjusted MFFO attributable to common stockholders	$(24,512)	$(13,706)
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
(3) Reflects real estate taxes, property insurance and financing costs capitalized with respect to certain of our investments in undeveloped land and unconsolidated entity. During the periods in which we are incurring costs necessary to bring these investments to their intended use, certain normal recurring operating costs are capitalized in accordance with GAAP and not reflected in our net income (loss), FFO and MFFO.

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

Critical Accounting Policies
Our consolidated interim financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments and assumptions, requires estimates about matters that are inherently uncertain, and which are important for understanding and evaluating our reported financial results. These judgments will affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC. There have been no significant changes to our policies during 2024.

Subsequent Events
We evaluate subsequent events up until the date the consolidated financial statements are issued.
PORT Offering Termination
In April 2024, PORT terminated a private offering of common stock. No shares were sold in the private offering.
Series D Bonds
In April 2024, Pacific Oak SOR BVI issued 288.1 million Israeli new shekels (approximately $76.2 million as of April 24, 2024) of Series D Bonds to Israeli investors pursuant to offerings registered with the Israeli Securities Authority. The Series D Bonds bear interest of 9.5% and have principal installment payments equal to 33.33% of the face amount due on February 28th from 2027 to 2029.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency, Interest Rate and Financial Market Risk
Certain transactions, assets, and liabilities are exposed to foreign currency risk. We monitor our foreign currency exposures to maximize the economic effectiveness of our foreign currency positions, including hedges. Principal currency exposure is Israeli new shekel; in particular, we are exposed to the effects of foreign currency changes in Israel with respect to the bonds issued to investors in Israel.
In addition, we are exposed to the effects of interest rate changes as a result of borrowings used to maintain liquidity, fund distributions and to fund the refinancing of our real estate investment portfolio and operations. We may also be exposed to the effects of changes in interest rates as a result of the acquisition and origination of mortgage, bonds, and other loans and the acquisition of real estate securities. Our profitability and the value of our investment portfolio may be adversely affected during any period as a result of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs. We may manage interest rate risk by maintaining a ratio of fixed rate, long-term debt such that floating rate exposure is kept at an acceptable level. We may also utilize a variety of financial instruments, including interest rate caps, floors, and swap agreements, in order to limit the effects of changes in interest rates on our operations. Additionally, certain of these strategies may reduce the funds available for payments to holders of our common stock.
In addition, our profitability and the value of our investment portfolio may be adversely affected during any period as a result of foreign currency changes. In order to limit the effects of changes in foreign currency on our operations, we may utilize a variety of foreign currency hedging strategies such as cross currency swaps, forward contracts, puts or calls. When we use these types of derivatives to hedge the risk of interest-earning assets or interest-bearing liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the funds available for payments to holders of our common stock and the risk that the losses may exceed the amount we invested in the instruments. Additionally, certain of these strategies

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 3. Quantitative and Qualitative Disclosures about Market Risk may cause us to fund a margin account periodically to offset changes in foreign currency rates which may also reduce the funds available for payments to holders of our common stock.
As of March 31, 2024, we held 2.3 million Israeli new shekels and 17.4 million Israeli new shekels in cash and restricted cash, respectively. In addition, as of March 31, 2024, we had bonds outstanding and the related interest payable in the amounts of 1.1 billion Israeli new shekels and 13.2 million Israeli new shekels, respectively. Foreign currency exchange rate risk is the possibility that our financial results could be better or worse than planned because of changes in foreign currency exchange rates. Based solely on the remeasurement for the three months ended March 31, 2024, if foreign currency exchange rates were to increase or decrease by 10%, our net income would increase or decrease by approximately 27.8 million and 34.0 million, respectively, for the same period. The foreign currency transaction income or loss as a result of the change in foreign currency exchange rates does not take into account any gains or losses on our foreign currency collar as a result of such change, which would reduce our foreign currency exposure.
We borrow funds at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of March 31, 2024, the fair value of our Series B Bonds was $201.3 million, and the outstanding principal balance was $210.5 million. As of March 31, 2024, the fair value of our Series C Bonds was $103.2 million, and the outstanding principal balance was $97.6 million. The fair value estimates of the Series B Bonds and Series C Bonds were calculated using the quoted bond price as of March 31, 2024 on the Tel Aviv Stock Exchange of 96.30 and 108.00 Israeli new shekels, respectively. As of March 31, 2024, excluding the Series B and C Bonds, the fair value of our fixed rate debt was $208.1 million, and the outstanding principal balance of our fixed rate debt was $217.1 million. The fair value estimate of our fixed rate debt, excluding the Series B and C Bonds, was calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of March 31, 2024. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting changes in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on variable rate debt would change our future earnings and cash flows but would not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. As of March 31, 2024, we had entered into four separate interest rate caps with an aggregate notional amount of $177.0 million which effectively limits our exposure to increases in one-month Secured Overnight Finance Rate (“SOFR”) above certain thresholds. Based on interest rates as of March 31, 2024, if interest rates were 100 basis points higher or lower during the 12 months ending March 31, 2024, interest expense on our variable rate debt would increase or decrease by $2.4 million and $2.5 million, respectively.
The weighted-average interest rates of our fixed rate debt and variable rate debt as of March 31, 2024 were 5.0% and 8.0%, respectively. The interest rate and weighted-average interest rate represent the actual interest rate in effect as of March 31, 2024 (consisting of the contractual interest rate and the effect of contractual floor rates, if applicable), using interest rate indices as of March 31, 2024 where applicable.
We are exposed to financial market risk with respect to our real estate equity securities. Financial market risk is the risk that we will incur economic losses due to adverse changes in our real estate equity security prices. Our exposure to changes in real estate equity security prices is a result of our investment in these types of securities. Market prices are subject to fluctuation and, therefore, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market prices of a real estate equity security may result from any number of factors, including perceived changes in the underlying fundamental characteristics of the issuer, the relative price of alternative investments, interest rates, default rates and general market conditions. In addition, amounts realized in the sale of a particular security may be affected by the relative quantity of the real estate equity security being sold. We do not currently engage in derivative or other hedging transactions to manage our real estate equity security price risk. As of March 31, 2024, we owned real estate equity securities with a book value of $12.0 million. Based solely on the prices of real estate equity securities as of March 31, 2024, if prices were to increase or decrease by 10%, our net income would increase or decrease by approximately $1.2 million.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), who are our principal executive officer and principal financial officer, respectively, evaluated the

PART I.    FINANCIAL INFORMATION (CONTINUED)
Item 4. Controls and Procedures (continued)
effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our CEO and CFO concluded that the disclosure controls and procedures were ineffective as of the end of the period covered by this report since the material weakness in the design and operation of our management review controls, previously described in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2023, was not yet remediated as of March 31, 2024.
Notwithstanding the identified material weakness previously described in our Annual Report on Form 10-K, our management, including our CEO and CFO, does not believe that this deficiency had an adverse effect on our reported operating results or financial condition, and has concluded that our financial statements and other financial information included in this Quarterly Report on Form 10-Q presents fairly, in all material respects, our financial condition, results of operations, and cash flows for the periods presented in accordance with generally accepted accounting principles in the United States.
Remediation
As previously disclosed, we have initiated a comprehensive plan to remediate this material weakness. The remediation actions include consultations with external accounting experts for non-recurring, significant, and/or unusual transactions. We believe that these actions will remediate the material weakness. The weakness will not be considered remediated, however, until the controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of 2024.
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as described above.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
None.

Item 1A. Risk Factors
In addition to the risk factors discussed below, please see the risk factors in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC.
Changes in the value of Israeli currency may materially and adversely affect our results of operations and financial condition.
In February 2020, Pacific Oak SOR BVI issued 254.1 million Israeli new shekels of Series B Bonds to Israeli investors pursuant to a public offering registered with the Israel Securities Authority. The Series B Bonds have principal installment payments equal to 33.33% of the face amount of the Series B Bonds on January 31st of each year from 2024 to 2026. Pacific Oak SOR BVI issued additional Series B Bonds subsequent to the initial issuance and as of March 31, 2024, 776.4 million Israeli new shekels (approximately $210.5 million as of March 31, 2024) were outstanding. The Series B Bonds have an equal level of security, pari passu, amongst themselves and between them and the initial Series B Bonds without any right of precedence or preference between any of them. In January 2024, we made the first Series B Bonds installment payment of approximately 388.1 million Israeli new shekels.
In July 2023, Pacific Oak SOR BVI issued 340.3 million Israeli new shekels of Series C Bonds to Israeli investors pursuant to offerings registered with the Israeli Securities Authority. Pacific Oak SOR BVI issued additional Series C Bonds subsequent to the initial issuance and as of March 31, 2024, 360.0 million Israeli new shekels (approximately $97.6 million as of March 31, 2024) were outstanding. The Series C Bonds have an equal level of security, pari passu, amongst themselves and between them and the initial Series C Bonds without any right of precedence or preference between any of them. The Series C Bonds are collateralized by real estate held for investment (specified lands in Park Highlands and Richardson).
In April 2024, Pacific Oak SOR BVI issued 288.1 million Israeli new shekels (approximately $76.2 million as of April 24, 2024) of Series D Bonds to Israeli investors pursuant to offerings registered with the Israeli Securities Authority. The Series D Bonds have an equal level of security, pari passu, amongst themselves without any right of precedence or preference between any of them. The Series D Bonds bear interest of 9.5% and have principal installment payments equal to 33.33% of the face amount due on February 28th from 2027 to 2029.
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
There are three deed of trust documents that govern the terms of the Series B, C, and D bonds issued to Israeli investors and each contain various restrictive covenants. Such restrictive covenants may prohibit us from making certain investments, selling properties or taking certain other actions that our board of directors otherwise believes to be in our best interests. Such restrictions may adversely affect our operations and limit our ability to make distributions to our stockholders or fund redemptions.
Under the deed of trust that governs the Series B Bonds, Pacific Oak SOR BVI must meet financial covenants such as (i) a minimum equity of $475 million; (ii) a maximum debt to capital of 75%; (iii) a minimum adjusted net operating income of $35.0 million for the trailing twelve months and (iv) the volume of development projects should not exceed 10% of the total adjusted balance sheet. Under the deed of trust that governs the Series C Bonds, Pacific Oak SOR BVI must meet financial covenants such as (i) a minimum equity of $450 million; (ii) a maximum debt to capital of 75%; and (iii) a maximum loan to collateral ratio of 75%. Under the deed of trust that governs the Series D Bonds, Pacific Oak SOR BVI must meet financial covenants such as (i) a minimum equity $450 million; (ii) a maximum debt to capital of 75%; (iii) and a minimum adjusted net operating income of $35.0 million. A violation of any of the foregoing financial covenants constitutes an event of default, result in an increase of the interest rate of the bonds and cause the bonds to become immediately due and payable.

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
•During any calendar year, once we have received requests for redemptions, whether in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence”, or otherwise, that if honored, and when combined with all prior redemptions made during the calendar year, would result in the amount of remaining funds available for the redemption of additional shares in such calendar year being $1.0 million or less, the last $1.0 million of available funds shall be reserved exclusively for shares being redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence.” To the extent that, in the last month of any calendar year, the amount of redemption requests in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence” is less than the amount of available funds reserved for such redemptions in accordance with the previous sentence, any excess funds may be used to redeem shares not in connection with a stockholder’s death, “qualifying disability or “determination of incompetence” during such month.
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
During the three months ended March 31, 2024, we fulfilled redemption requests eligible for redemption under our share redemption program and received in good order and funded redemptions under our share redemption program with cash on hand. We redeemed shares pursuant to our share redemption program as follows:

PART II. OTHER INFORMATION (CONTINUED)
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (Continued)

Month	Total Number of Shares Redeemed	Average Price Paid Per Share (1)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2024	24,373	$8.03	(2)
February 2024	28,416	$8.03	(2)
March 2024	43,052	$8.03	(2)
Total	95,841
_____________________
(1) On November 30, 2023 our board of directors approved an estimated value per share of our common stock of $8.03. The change in the redemption price became effective for the December 2023 redemption date and is effective until the estimated value per share is updated. We expect to update our estimated value per share no later than December 2024.
(2) We limit the dollar value of shares that may be redeemed under the program as described above. During the three months ended March 31, 2024, we redeemed $0.8 million of common stock under the program, which represented shares in connection with redemption requests made upon a stockholder’s death, “qualifying disability” or “determination of incompetence”. Based on the Twelfth Amended and Restated Share Redemption Program, as of March 31, 2024, we had $1.5 million available for redemptions during 2024, subject to the limitations described above. See Item 5, “Other Information”, regarding additional funding made available subsequent to March 31, 2024 for redemption requests made in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence.”

Item 3. Defaults upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
Pursuant to the Twelfth Amended and Restated Share Redemption Program, on May 9, 2024, our board of directors approved an additional $2.0 million of funds available for redemptions in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence,” which will carry forward until depleted.

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

10.1
Advisory Agreement, by and between the Company and Pacific Oak Capital Advisors, LLC, effective as of November 1, 2023, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed January 18, 2024

10.2
Purchase and Sale Agreement and Joint Escrow Instructions by and among Pacific Oak SOR Tule Springs Owner TRS, LLC, Pacific Oak SOR Tule Springs Village 2 Parcels Owner, LLC, KB Home Las Vegas, Inc., and Tri Pointe Homes Nevada, Inc., dated March 10, 2024

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

PACIFIC OAK STRATEGIC OPPORTUNITY REIT, INC.

Date:	May 10, 2024	By:	/S/ KEITH D. HALL
Keith D. Hall
Chief Executive Officer and Director
(principal executive officer)

Date:	May 10, 2024	By:	/S/ MICHAEL A. BENDER
Michael A. Bender
Chief Financial Officer
(principal financial officer)